Form 10-Q
period 2010-09-30
FIRST BANCORP /PR/
filed 2010-11-09
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
Common stock: 319,557,932 outstanding as of October 31, 2010.

FIRST BANCORP.
INDEX PAGE

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
Consolidated Statements of Financial Condition (Unaudited) as of September 30, 2010 and December 31, 2009	5
Consolidated Statements of Loss (Unaudited) — Quarters ended September 30, 2010 and September 30, 2009 and nine-month periods ended September 30, 2010 and September 30, 2009	6
Consolidated Statements of Cash Flows (Unaudited) — Nine-month periods ended September 30, 2010 and September 30, 2009	7
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) — Nine-month periods ended September 30, 2010 and September 30, 2009	8
Consolidated Statements of Comprehensive Loss (Unaudited) — Quarters ended September 30, 2010 and September 30, 2009 and nine-month periods ended September 30, 2010 and September 30, 2009	9
Notes to Consolidated Financial Statements (Unaudited)	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	51
Item 3. Quantitative and Qualitative Disclosures About Market Risk	99
Item 4. Controls and Procedures	99

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	100
Item 1A. Risk Factors	100
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	115
Item 3. Defaults Upon Senior Securities	115
Item 4. Reserved	115
Item 5. Other Information	115
Item 6. Exhibits	115

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
     First BanCorp wishes to caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and represent First BanCorp’s expectations of future conditions or results and are not guarantees of future performance. First BanCorp advises readers that various factors could cause actual results to differ materially from those contained in any “forward-looking statement.” Such factors include, but are not limited to, the following:
•	uncertainty about whether the Corporation will be able to fully comply with the written agreement dated June 3, 2010 (the “Agreement”) that the Corporation entered into with the Federal Reserve Bank of New York (the “FED” or “Federal Reserve”) and the order dated June 2, 2010 (the “Order” and collectively with the Agreement, the “Agreements”) that the Corporation’s banking subsidiary, FirstBank Puerto Rico (“FirstBank” or “the Bank”) entered into with the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (“OCIF”) that, among other things, require the Bank to attain certain capital levels and reduce its special mention, classified, delinquent and non-accrual assets;

•	uncertainty as to whether the Corporation will be able to issue $500 million of equity so as to meet the remaining substantive condition necessary to compel the United States Department of the Treasury (the “U.S. Treasury”) to convert into common stock the shares of the Corporation’s Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series G (the “Series G Preferred Stock”), that the Corporation issued to the U.S. Treasury;

•	uncertainty as to whether the Corporation will be able to complete future capital-raising efforts;

•	uncertainty as to the availability of certain funding sources, such as retail brokered certificates of deposit (“CDs”);

•	the risk of not being able to fulfill the Corporation’s cash obligations or pay dividends in the future to the Corporation’s stockholders due to the Corporation’s inability to receive approval from the FED to receive dividends from the Corporation’s main banking subsidiary;

•	the risk of being subject to possible additional regulatory action;

•	the strength or weakness of the real estate market and of the consumer and commercial credit sector and their impact on the credit quality of the Corporation’s loans and other assets, including the construction and commercial real estate loan portfolios, which have contributed and may continue to contribute to, among other things, the increase in the levels of non-performing assets, charge-offs and the provision expense and may subject the Corporation to further rise from loan defaults and foreclosures;

•	adverse changes in general economic conditions in the United States and in Puerto Rico, including the interest rate scenario, market liquidity, housing absorption rates, real estate prices and disruptions in the U.S. capital markets, which may reduce interest margins, impact funding sources and affect demand for all of the Corporation’s products and services and the value of the Corporation’s assets, including the value of derivative instruments used for protection from interest rate fluctuations;

•	the Corporation’s reliance on brokered CDs and its ability to obtain, on a periodic basis, approval to issue brokered CDs to fund operations and provide liquidity in accordance with the terms of the Order;

•	an adverse change in the Corporation’s ability to attract new clients and retain existing ones;

•	a decrease in demand for the Corporation’s products and services and lower revenues and earnings because of the continued recession in Puerto Rico and the current fiscal problems and budget deficit of the Puerto Rico government;

•	a need to recognize additional impairments of financial instruments or goodwill relating to acquisitions;

•	uncertainty about regulatory and legislative changes for financial services companies in Puerto Rico, the United States and the U.S. and British Virgin Islands, which could affect the Corporation’s financial performance and could cause the Corporation’s actual results for future periods to differ materially from prior results and anticipated or projected results;

•	uncertainty about the effectiveness of the various actions undertaken to stimulate the U.S. economy and stabilize the U.S. financial markets, and the impact such actions may have on the Corporation’s business, financial condition and results of operations;

•	changes in the fiscal and monetary policies and regulations of the federal government, including those determined by the FED, the FDIC, government-sponsored housing agencies and local regulators in Puerto Rico and the U.S. and British Virgin Islands;

•	the risk of possible failure or circumvention of controls and procedures and the risk that the Corporation’s risk management policies may not be adequate;

•	the risk that the FDIC may further increase the deposit insurance premium and/or require special assessments to replenish its insurance fund, causing an additional increase in the Corporation’s non-interest expense;

•	risks of not being able to generate sufficient income to realize the benefit of the deferred tax asset;

•	risks of not being able to recover the assets pledged to Lehman Brothers Special Financing, Inc.;

•	risks relating to the impact on the price of the Corporation’s common stock of the reverse stock split that the Corporation will effect, prior to requesting effectiveness of the registration statement for the offering of shares of common stock;

•	changes in the Corporation’s expenses associated with acquisitions and dispositions;

•	the adverse effect of litigation;

•	developments in technology;

•	risks associated with further downgrades in the credit ratings of the Corporation’s long-term senior debt;

•	general competitive factors and industry consolidation;

•	risks associated with the depression of the price of the Corporation’s common stock, including the possibility of the Corporation’s common stock being delisted from the New York Stock Exchange (“NYSE”); and

•	the possible future dilution to holders of the Corporation’s common stock resulting from additional issuances of common stock or securities convertible into common stock.
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

FIRST BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS

Cash and due from banks	$689,132	$679,798

Money market investments:
Federal funds sold and securities purchased under agreements to resell	5,769	1,140
Time deposits with other financial institutions	1,746	600
Other short-term investments	207,979	22,546

Total money market investments	215,494	24,286

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	1,370,457	3,021,028
Other investment securities	1,605,723	1,149,754

Total investment securities available for sale	2,976,180	4,170,782

Investment securities held to maturity, at amortized cost:
Securities pledged that can be repledged	227,757	400,925
Other investment securities	262,210	200,694

Total investment securities held to maturity, fair value of $513,569 (December 31, 2009 - $621,584)	489,967	601,619

Other equity securities	64,310	69,930

Loans, net of allowance for loan and lease losses of $608,526 (December 31, 2009 - $528,120)	11,571,500	13,400,331
Loans held for sale, at lower of cost or market	9,196	20,775

Total loans, net	11,580,696	13,421,106

Premises and equipment, net	205,782	197,965
Other real estate owned	82,706	69,304
Accrued interest receivable on loans and investments	61,977	79,867
Due from customers on acceptances	754	954
Other assets	311,881	312,837

Total assets	$16,678,879	$19,628,448

LIABILITIES

Deposits:
Non-interest-bearing deposits	$703,836	$697,022
Interest-bearing deposits	11,839,731	11,972,025

Total deposits	12,543,567	12,669,047

Loans payable	—	900,000
Securities sold under agreements to repurchase	1,400,000	3,076,631
Advances from the Federal Home Loan Bank (FHLB)	835,440	978,440
Notes payable (including $11,053 and $13,361 measured at fair value as of September 30, 2010 and December 31, 2009, respectively)	25,057	27,117
Other borrowings	231,959	231,959
Bank acceptances outstanding	754	954
Accounts payable from investment purchases	159,390	—
Accounts payable and other liabilities	160,733	145,237

Total liabilities	15,356,900	18,029,385

STOCKHOLDERS’ EQUITY

Preferred stock, authorized 50,000,000 shares: issued and outstanding 2,946,046 shares (December 31, 2009 - 22,404,000 shares issued and outstanding) aggregate liquidation value of $487,221 (December 31, 2009 - $950,100)	411,876	928,508

Common stock, $0.10 par value (December 31, 2009 - $1 par value), authorized 2,000,000,000 shares (December 31, 2009 - 250,000,000 shares authorized); issued 329,455,732 shares (December 31, 2009 - 102,440,522 shares issued)	32,946	102,440
Less: Treasury stock (at par value)	(990)	(9,898)

Common stock outstanding, 319,557,932 shares outstanding (December 31, 2009 - 92,542,722 shares outstanding)	31,956	92,542

Additional paid-in capital	289,640	134,223
Legal surplus	299,006	299,006
Retained earnings	259,206	118,291
Accumulated other comprehensive income, net of tax expense of $6,517 (December 31, 2009 - $4,628)	30,295	26,493

Total stockholders’equity	1,321,979	1,599,063

Total liabilities and stockholders’equity	$16,678,879	$19,628,448

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)

	Quarter Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands, except per share information)	2010	2009	2010	2009
Interest income:
Loans	$171,204	$179,956	$523,707	$553,219
Investment securities	32,313	61,881	114,602	199,513
Money market investments	511	185	1,571	393

Total interest income	204,028	242,022	639,880	753,125

Interest expense:
Deposits	61,004	72,163	190,736	246,931
Loans payable	—	463	3,442	1,423
Federal funds purchased and securities sold under agreements to repurchase	19,422	28,327	69,739	87,487
Advances from FHLB	7,179	8,127	22,460	24,736
Notes payable and other borrowings	2,721	3,809	3,876	10,803

Total interest expense	90,326	112,889	290,253	371,380

Net interest income	113,702	129,133	349,627	381,745

Provision for loan and lease losses	120,482	148,090	438,240	442,671

Net interest loss after provision for loan and lease losses	(6,780)	(18,957)	(88,613)	(60,926)

Non-interest income:
Other service charges on loans	1,963	1,796	5,205	4,848
Service charges on deposit accounts	3,325	3,458	10,294	9,950
Mortgage banking activities	6,474	3,000	11,114	6,179
Net gain (loss) on sale of investments	48,281	34,274	103,885	62,417
Other-than-temporary impairment losses on investment securities:
Total other-than-temporary impairment losses	—	—	(603)	(32,929)
Noncredit-related impairment portion on debt securities not expected to be sold (recognized in other comprehensive income)	—	(209)	—	31,271

Net impairment losses on investment securities	—	(209)	(603)	(1,658)
Rental income	—	390	—	1,246
Loss on early extinguishment of repurchase agreements	(47,405)	—	(47,405)	—
Other non-interest income	6,628	7,280	21,627	20,475

Total non-interest income	19,266	49,989	104,117	103,457

Non-interest expenses:
Employees’ compensation and benefits	29,849	34,403	92,535	103,117
Occupancy and equipment	14,655	15,291	43,957	47,513
Business promotion	3,226	2,879	8,771	9,831
Professional fees	4,533	3,806	15,424	10,334
Taxes, other than income taxes	3,316	3,893	10,954	11,911
Insurance and supervisory fees	16,787	7,197	51,911	30,491
Net loss on real estate owned (REO) operations	8,193	5,015	22,702	17,016
Other non-interest expenses	8,123	10,293	32,401	33,080

Total non-interest expenses	88,682	82,777	278,655	263,293

Loss before income taxes	(76,196)	(51,745)	(263,151)	(220,762)

Income tax benefit (expense)	963	(113,473)	(9,721)	(1,223)

Net loss	$(75,233)	$(165,218)	$(272,872)	$(221,985)

Net income (loss) available to common stockholders — basic	$357,787	$(174,689)	$147,826	$(262,741)

Net income (loss) available to common stockholders — diluted	$363,413	$(174,689)	$153,452	$(262,741)

Net income (loss) per common share:

Basic	$2.09	$(1.89)	$1.24	$(2.84)

Diluted	$0.28	$(1.89)	$0.31	$(2.84)

Dividends declared per common share	$—	$—	$—	$0.14

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-Month Period Ended
	September 30,	September 30,
(In thousands)	2010	2009
Cash flows from operating activities:
Net loss	$(272,872)	$(221,985)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	14,879	15,722
Amortization and impairment of core deposit intangible	1,927	6,689
Provision for loan and lease losses	438,240	442,671
Deferred income tax expense	4,584	19,202
Stock-based compensation recognized	70	70
Gain on sale of investments, net	(103,885)	(62,417)
Loss on early extiguishment of repurchase agreements	47,405	—
Other-than-temporary impairments on investment securities	603	1,658
Derivatives instruments and hedging activities gain	(212)	(13,228)
Net gain on sale of loans and impairments	(4,969)	(5,919)
Net amortization of premiums and discounts on deferred loan fees and costs	1,643	724
Net increase in mortgage loans held for sale	(2,240)	(21,145)
Amortization of broker placement fees	15,948	17,434
Net amortization of premium and discounts on investment securities	4,423	5,706
Increase (decrease) in accrued income tax payable	224	(21,919)
Decrease in accrued interest receivable	17,890	19,010
Decrease in accrued interest payable	(8,881)	(24,472)
Decrease in other assets	8,342	41,716
Increase (decrease) in other liabilities	12,572	(4,521)

Total adjustments	448,563	416,981

Net cash provided by operating activities	175,691	194,996

Cash flows from investing activities:
Principal collected on loans	3,047,448	2,267,772
Loans originated	(1,986,355)	(3,362,850)
Purchases of loans	(114,089)	(142,446)
Proceeds from sale of loans	204,369	9,510
Proceeds from sale of repossessed assets	72,043	50,035
Proceeds from sale of available-for-sale securities	2,353,364	1,038,814
Purchases of securities held to maturity	(8,475)	(8,460)
Purchases of securities available for sale	(2,350,520)	(2,781,394)
Proceeds from principal repayments and maturities of securities held to maturity	118,032	1,066,778
Proceeds from principal repayments of securities available for sale	1,613,491	721,056
Additions to premises and equipment	(22,696)	(32,625)
Proceeds from sale of other investment securities	10,668	4,032
Decrease (increase) in other equity securities	5,370	(14,785)

Net cash provided by (used in) investing activities	2,942,650	(1,184,563)

Cash flows from financing activities:
Net decrease in deposits	(142,678)	(758,078)
Net (decrease) increase in loans payable	(900,000)	700,000
Net (repayments) proceeds and cancellation costs of securities sold under agreements to repurchase	(1,724,036)	361,092
Net FHLB advances (paid) taken	(143,000)	140,000
Dividends paid	—	(43,066)
Issuance of preferred stock and associated warrant	—	400,000
Issuance costs of common stock issued in exchange for preferred stock Series A through E	(8,085)	—
Other financing activities	—	8

Net cash (used in) provided by financing activities	(2,917,799)	799,956

Net increase (decrease) in cash and cash equivalents	200,542	(189,611)

Cash and cash equivalents at beginning of period	704,084	405,733

Cash and cash equivalents at end of period	$904,626	$216,122

Cash and cash equivalents include:
Cash and due from banks	$689,132	$124,131
Money market instruments	215,494	91,991

	$904,626	$216,122

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Nine-Month Period Ended
	September 30,	September 30,
	2010	2009
Preferred Stock:
Balance at beginning of period	$928,508	$550,100
Issuance of preferred stock — Series F	—	400,000
Preferred stock discount — Series F	—	(25,820)
Accretion of preferred stock discount — Series F	2,567	3,094
Exchange of preferred stock — Series A through E	(487,053)	—
Exchange of preferred stock — Series F	(400,000)	—
Reversal of unaccreted preferred stock discount — Series F	19,025	—
Issuance of preferred stock — Series G	424,174	—
Preferred stock discount — Series G	(76,788)	—
Accretion of preferred stock discount — Series G	1,443	—

Balance at end of period	411,876	927,374

Common Stock outstanding:
Balance at the beginning of the period	92,542	92,546
Restricted stock forfeited	—	(4)
Change in par value (from $1.00 to $0.10)	(83,287)	—
Common stock issued in exchange of Series A through E preferred stock	22,701	—

Balance at end of period	31,956	92,542

Additional Paid-In-Capital:
Balance at beginning of period	134,223	108,299
Issuance of common stock warrants	—	25,820
Restricted stock forfeited	—	4
Stock-based compensation recognized	70	70
Fair value adjustment on amended common stock warrant	1,179	—
Common stock issued in exchange of Series A through E preferred stock	68,105	—
Issuance costs of common stock issued in exchange of Series A through E preferred stock	(8,085)	—
Reversal of issuance costs of Series A through E preferred stock exchanged	10,861	—
Change in par value (from $1.00 to$0.10)	83,287	—
Other	—	8

Balance at end of period	289,640	134,201

Legal Surplus	299,006	299,006

Retained Earnings:
Balance at beginning of period	118,291	440,777
Net loss	(272,872)	(221,985)
Cash dividends declared on common stock	—	(12,966)
Cash dividends declared on preferred stock	—	(30,106)
Accretion of preferred stock discount — Series F	(2,567)	(3,095)
Stock dividend granted of Series F preferred stock	(24,174)	—
Excess of carrying amount of Series A though E preferred stock exchanged over fair value of new shares of common stock	385,387	—
Preferred stock discount — Series G	76,788	—
Reversal of unaccreted discount — Series F	(19,025)	—
Fair value adjustment on amended common stock warrant	(1,179)	—
Accretion of preferred stock discount — Series G	(1,443)	—

Balance at end of period	259,206	172,625

Accumulated Other Comprehensive Income, net of tax:
Balance at beginning of period	26,493	57,389
Other comprehensive income, net of tax	3,802	15,706

Balance at end of period	30,295	73,095

Total stockholders’equity	$1,321,979	$1,698,843

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Quarter Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2010	2009	2010	2009
Net loss	$(75,233)	$(165,218)	$(272,872)	$(221,985)

Unrealized losses on available-for-sale debt securities on which an other-than-temporary impairment has been recognized:

Noncredit-related impairment losses on debt securities not expected to be sold	—	209	—	(31,271)
Reclassification adjustment for other-than-temporary impairment on debt securities included in net income	—	209	—	1,270

All other unrealized gains and losses on available-for-sale securities:
All other unrealized holding gain arising during the period	10,529	59,708	99,057	109,577
Reclassification adjustments for net gain included in net income	(48,783)	(30,242)	(93,719)	(58,385)
Reclassification adjustments for other-than-temporary impairment on equity securities	—	—	353	388

Income tax benefit (expense) related to items of other comprehensive income	5,238	(3,171)	(1,889)	(5,873)

Other comprehensive (loss) income for the period, net of tax	(33,016)	26,713	3,802	15,706

Total comprehensive loss	$(108,249)	$(138,505)	$(269,070)	$(206,279)

The accompanying notes are an integral part of these statements.

FIRST BANCORP
PART I — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
     The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Corporation’s Audited Consolidated Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from these statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, accordingly, these financial statements should be read in conjunction with the Audited Consolidated Financial Statements of the Corporation for the year ended December 31, 2009, included in the Corporation’s 2009 Annual Report on Form 10-K. All adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of the statement of financial position, results of operations and cash flows for the interim periods have been reflected. All significant intercompany accounts and transactions have been eliminated in consolidation.
     The results of operations for the quarter and nine-month period ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire year.
Capital and Liquidity
     The Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Sustained weak economic conditions that have severely affected Puerto Rico and the United States over the last several years have adversely impacted First BanCorp’s results of operations and capital levels. The net loss in 2009, primarily related to credit losses, the valuation allowance on deferred tax assets and an increase in the deposit insurance premium, reduced the Corporation’s capital levels during 2009. The net loss for the nine-month period ended September 30, 2010 was primarily driven by credit losses. The decrease in regulatory capital ratios during the first nine-months of 2010 was not significant since the net loss reported for the period was almost entirely offset by a decrease in risk-weighted assets, consistent with the Corporation’s decision to deleverage its balance sheet to preserve its capital position. As of September 30, 2010, the Corporation’s Total, Tier 1 capital and Leverage ratios were 13.26%, 11.96% and 8.34%, respectively, compared to 13.44%, 12.16% and 8.91%, respectively, as of December 31, 2009.
     As described in Note 18, Regulatory Matters, FirstBank is currently operating under a Consent Order ( the “Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and First BanCorp has entered into a Written Agreement (the “Written Agreement” and collectively with the Order the “Agreements”) with the Board of Governors of the Federal Reserve System (the “FED” or “Federal Reserve”).
     As previously reported, the Corporation submitted a Capital Plan to the FED and the FDIC in July 2010. The primary objective of this Capital Plan is to improve the Corporation’s capital structure in order to 1) enhance its ability to operate in the current economic environment, 2) be in a position to continue executing business strategies to return to profitability and 3) achieve certain minimum capital ratios set forth in the FDIC Order over time. The minimum capital ratios are 8% for Leverage (Tier 1 Capital to Average Total Assets), 10% for Tier 1 Capital to Risk-Weighted Assets and 12% for Total Capital to Risk-Weighted Assets. The Capital Plan sets forth the following capital restructuring initiatives as well as various deleveraging strategies:
1.	The exchange of shares of the Corporation’s preferred stock held by the U.S. Treasury for common stock;

2.	The exchange of shares of the Corporation’s common stock for any and all of the Corporation’s outstanding Series A through E Preferred Stock; and

3.	A $500 million capital raise through the issuance of new common shares for cash.
     During the third quarter of 2010, the Corporation completed transactions designed to accomplish the first two initiatives. On July 20, 2010, the Corporation closed a transaction with the U.S. Treasury for the exchange of the $400 million of Fixed Rate Cumulative Perpetual Preferred Stock, Series F (the “Series F Preferred Stock”) that the U.S. Treasury acquired pursuant to the TARP Capital Purchase Program, and dividends accrued on such stock, for new shares of Series G Preferred Stock. A key benefit of this transaction was obtaining the right, under the terms of the new Series G Preferred Stock, to compel the conversion of this stock into shares of the Corporation’s common stock, provided that the Corporation meets a number of conditions. On August 30, 2010, the Corporation completed its offer to issue shares of its common stock in exchange for its outstanding Series A through E Preferred Stock (the “Exchange Offer”), which resulted in the issuance of 227,015,210 new shares of common stock in exchange for 19,482,128 shares of preferred stock with an aggregate liquidation amount of $487 million, or 89% of the outstanding Series A through E preferred stock.

     In addition, on August 24, 2010, the Corporation obtained its stockholders’ approval to increase the number of authorized shares of common stock from 750 million to 2 billion and decrease the par value of its common stock from $1.00 to $0.10 per share. These approvals and the issuance of common stock in exchange for Series A through E Preferred Stock satisfy all but one of the substantive conditions to the Corporation’s ability to compel the conversion of the 424,174 shares of the new Series G Preferred Stock, issued to the U.S. Treasury. The other substantive condition to the Corporation’s ability to compel the conversion of the Series G Preferred Stock is the issuance of a minimum aggregate amount of $500 million of additional capital, subject to terms, other than the price per share, reasonably acceptable to the U.S. Treasury in its sole discretion.
     These first two initiatives were designed to improve the Corporation’s ability to successfully raise additional capital through a sale of its common stock, which is the last component of the Capital Plan. On September 16, 2010, the Corporation filed a registration statement for a proposed underwritten public offering of $500 million ($575 million including an over allotment option) of its common stock with the SEC. The completion of the Exchange Offer and the issuance of the Series G Preferred Stock to the U.S. Treasury resulted in significant improvements in the Corporation’s Tangible and Tier 1 common equity ratios which improved to 5.21% and 6.62%, respectively, as of September 30, 2010 from 3.20% and 4.10%, respectively, as of December 31, 2009. (For information about and a reconciliation of these non-GAAP measures, see Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD &A”) — Risk Management — Capital — Capital Restructuring Initiatives.”) These capital transactions completed during the third quarter of 2010 are further discussed in Note 17.
     The Corporation has deleveraged its balance sheet in order to preserve capital, principally by selling investments and reducing the size of the loan portfolio. The decrease in securities and loans resulting from deleveraging and balance sheet repositioning strategies allowed a reduction of $3.6 billion in wholesale funding during 2010, including repurchase agreements, advances and traditional brokered CDs (“brokered CDs”). Such reductions were partially offset by increases in retail deposits. Significant decreases in risk-weighted assets have been achieved mainly through the non-renewal of commercial loans with 100% risk weightings, such as temporary loan facilities to the Puerto Rico and Virgin Islands governments, through the charge-offs of portions of loans deemed uncollectible and, to a lesser extent, the sale of non-performing loans. In addition, a reduced volume of loan originations contributed to this deleveraging strategy and partially offset the effect of net losses on capital ratios.
     Both the Corporation and the Bank actively manage liquidity and cash flow needs. The Corporation does not have any unsecured debt, other than brokered CDs, maturing during the remaining of 2010; additionally, it suspended common and preferred dividends to stockholders effective August 2009. As of September 30, 2010, the holding company had $43.2 million of cash and cash equivalents. Cash and cash equivalents at the Bank as of September 30, 2010 were approximately $904.3 million. The Bank has $100 million and $426 million in repurchase agreements and FHLB advances, respectively, maturing over the next year and $7.4 million in notes that mature prior to September 30, 2011. In addition, it had $6.7 billion in brokered deposits as of September 30, 2010 of which $3.2 billion mature over the next year. Liquidity at the bank level is highly dependent on bank deposits, which fund 75.56% of the Bank’s assets (or 35.43% excluding brokered CDs). At September 30, 2010, the Bank held approximately $843 million of readily pledgeable or saleable investment securities.
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
     Based on current and expected liquidity needs and sources, management expects First BanCorp to be able to meet its obligations for a reasonable period of time. The Corporation has $3.2 billion of brokered CDs maturing within twelve months from September 30, 2010. While the Corporation has increased its liquidity levels due to the current economic environment, it has continued to issue brokered CDs pursuant to temporary approvals received from the FDIC to renew or roll over certain amounts of brokered CDs through December 31, 2010. Management anticipates it will continue to obtain waivers from the restrictions to issue brokered CDs under the Order to meet its obligations and execute its business plans. If unanticipated market factors emerge, or if the Corporation is unable to raise additional capital or complete identified capital preservation initiatives, successfully execute its strategic operating plans, issue a sufficient amount of brokered deposits or comply with the Order, its banking regulators could take further action, which could include actions that may have a material adverse effect on the Corporation’s business, results of operations and financial position.

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
     In January 2010, the FASB updated the Accounting Standards Codification (“Codification”) to provide guidance to improve disclosure requirements related to fair value measurements and require reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. Currently, entities are only required to disclose activity in Level 3 measurements in the fair-value hierarchy on a net basis. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. Entities are required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair-value hierarchy and the reasons for the transfers. Significance will be determined based on earnings and total assets or total liabilities or, when changes in fair value are recognized in other comprehensive income, based on total equity. A reporting entity must disclose and consistently follow its policy for determining when transfers between levels are recognized. Acceptable methods for determining when to recognize transfers include: (i) actual date of the event or change in circumstances causing the transfer; (ii) beginning of the reporting period; and (iii) end of the reporting period. The guidance requires disclosure of fair-value measurements by “class” instead of “major category.” A class is generally a subset of assets and liabilities within a financial statement line item and is based on the specific nature and risks of the assets and liabilities and their classification in the fair-value hierarchy. When determining classes, reporting entities must also consider the level of disaggregated information required by other applicable GAAP. For fair-value measurements using significant observable inputs (Level 2) or significant unobservable inputs (Level 3), this guidance requires reporting entities to disclose the valuation technique and the inputs used in determining fair value for each class of assets and liabilities. If the valuation technique has changed in the reporting period (e.g., from a market approach to an income approach) or if an additional valuation technique is used, entities are required to disclose the change and the reason for making the change. Except for the detailed Level 3 roll forward disclosures, the guidance is effective for annual and interim reporting periods beginning after December 15, 2009 (first quarter of 2010 for public companies with calendar year-ends). The new disclosures about purchases, sales, issuances, and settlements in the roll forward activity for Level 3 fair value measurements are effective for interim and annual reporting periods beginning after December 15, 2010 (first quarter of 2011 for public companies with calendar year-ends). Early adoption is permitted. In the initial adoption period, entities are not required to include disclosures for previous comparative periods; however, they are required for periods ending after initial adoption. The Corporation adopted the guidance in the first quarter of 2010 and the required disclosures are presented in Note 20 — Fair Value.
     In February 2010, the FASB updated the Codification to provide guidance to improve disclosure requirements related to the recognition and disclosure of subsequent events. The amendment establishes that an entity that either (a) is an SEC filer or (b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. Also, the scope of the reissuance disclosure requirements has been refined to include revised financial statements only. Revised financial statements include financial statements revised either as a result of the correction of an error or retrospective application of GAAP. The guidance in this update was effective on the date of issuance in February. The Corporation has adopted this guidance; refer to Note 25 — Subsequent events.
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
     In July 2010, the FASB updated the codification to expand the disclosure requirements regarding credit quality of financing receivables and the allowance for credit losses. The objectives of the enhanced disclosures are to provide information that will enable readers of financial statements to understand the nature of credit risk in a company’s financing receivables, how that risk is analyzed in determining the related allowance for credit losses and changes to the allowance during the reporting period. An entity should provide disclosures on a disaggregated basis for portfolio segments and classes of financing receivable. The amendments in this Update are effective for both interim and annual reporting period ending after December 15, 2010. The Corporation is currently evaluating the impact of the adoption of this guidance on its financial statements.

2 — EARNINGS PER COMMON SHARE
     The calculations of earnings per common share for the quarters and nine-month periods ended on September 30, 2010 and 2009 are as follows:

	Quarter Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands, except per share information)	2010	2009	2010	2009
Net loss	$(75,233)	$(165,218)	$(272,872)	$(221,985)
Non-cumulative preferred stock dividends (Series A through E)	—	(3,356)	—	(23,494)
Cumulative non-convertible preferred stock dividends (Series F)	(1,618)	(5,000)	(11,618)	(14,167)
Cumulative convertible preferred stock dividend (Series G)	(4,183)	—	(4,183)	—
Preferred stock discount accretion (Series F and G)	(1,688)	(1,115)	(4,010)	(3,095)
Favorable impact from issuing common stock in exchange for Series A through E preferred stock, net of issuance costs (1) (Refer to Note 17)	385,387	—	385,387	—
Favorable impact from issuing Series G mandatorily convertible preferred stock in exchange for Series F preferred stock (2) (Refer to Note 17)	55,122	—	55,122	—

Net income (loss) available to common stockholders — basic	$357,787	$(174,689)	$147,826	$(262,741)
Convertible preferred stock dividends and accretion	5,626	—	5,626	—

Net income (loss) available to common stockholders — diluted	$363,413	$(174,689)	$153,452	$(262,741)

Average common shares outstanding	171,483	92,511	119,131	92,511
Average potential common shares (3)	1,126,792	—	379,725	—

Average common shares outstanding — assuming dilution	1,298,275	92,511	498,856	92,511

Basic earnings (loss) per common share	$2.09	$(1.89)	$1.24	$(2.84)

Diluted earnings (loss) per common share	$0.28	$(1.89)	$0.31	$(2.84)

(1)	Excess of carrying amount of Series A through E preferred stock exchanged over the fair value of new common shares issued.

(2)	Excess of carrying amount of Series F preferred stock exchanged and original warrant over the fair value of new Series G preferred stock issued and amended warrant.

(3)	Assumes conversion of the Series G convertible preferred stock at the time of issuance based on the most advantageous conversion rate from the standpoint of the security holder
     Earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average common shares issued and outstanding. Net income (loss) available to common stockholders represents net income (loss) adjusted for preferred stock dividends including dividends declared, and cumulative dividends related to the current dividend period that have not been declared as of the end of the period, and the accretion of discount on preferred stock issuances. For 2010 the net income available to common stockholders also includes the one-time effect of the issuance of common stock in exchange for shares of the Series A through E Preferred Stock and the issuance of a new Series G Preferred Stock in exchange for the Series F Preferred Stock. The Exchange Offer and the issuance of the Series G Preferred Stock to the U.S. Treasury are discussed in Note 17 to the consolidated financial statements. Basic weighted average common shares outstanding exclude unvested shares of restricted stock.
     Potential common shares consist of common stock issuable under the assumed exercise of stock options, unvested shares of restricted stock, and outstanding warrants using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from the exercise, in addition to the amount of compensation cost attributable to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options, unvested shares of restricted stock, and outstanding warrants that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share. For the quarter and nine-month periods ended September 30, 2010 and 2009, there were 2,072,200 and 2,546,310, respectively, outstanding stock options, as well as warrants outstanding to purchase 5,842,259 shares of common stock that were excluded from the computation of diluted earnings per common share because their inclusion would have an antidilutive effect. Approximately 21,477 and 32,216 unvested shares of restricted stock outstanding as of September 30, 2010 and 2009 were excluded from the computation of earnings per share.
     The Series G Preferred Stock is included in the calculation of earnings per share in 2010 as all shares are assumed converted at the time of issuance of the Series G Preferred Stock, under the if converted method. The amount of potential common shares was obtained based on the most advantageous conversion rate from the standpoint of the security holder and assuming the Corporation will not be able to compel conversion until the seven-year anniversary, at which date the conversion price would be based on the

Corporation’s stock price in the open market and conversion would be based on the full liquidation value of $1,000 per share, or a conversion rate of 3,347.84 shares of common stock for each share of Series G convertible preferred stock.
3 — STOCK OPTION PLAN
     Between 1997 and January 2007, the Corporation had a stock option plan (the “1997 stock option plan”) that authorized the granting of up to 8,696,112 options on shares of the Corporation’s common stock to eligible employees. The options granted under the plan could not exceed 20% of the number of common shares outstanding. Each option provides for the purchase of one share of common stock at a price not less than the fair market value of the stock on the date the option was granted. Stock options were fully vested upon grant. The maximum term to exercise the options is ten years. The stock option plan provides for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock dividend, stock split, reclassification of stock, merger or reorganization and certain other issuances and distributions such as stock appreciation rights.
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
     For the quarter and nine-month period ended September 30, 2010, the Corporation recognized $23,333 and $69,999, respectively, of stock-based compensation expense related to the aforementioned restricted stock awards. The total unrecognized compensation cost related to the non-vested restricted shares was $143,890 as of September 30, 2010 and is expected to be recognized over the next 1.2 years.
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

The activity of stock options for the nine-month period ended September 30, 2010 is set forth below:

	Nine-month period ended
	September 30, 2010
			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(Years)	(In thousands)
Beginning of period	2,481,310	$13.46
Options cancelled	(409,110)	14.60

End of period outstanding and exercisable	2,072,200	$13.24	4.6	$—

No stock options were exercised during the first nine months of 2010 or 2009.
4 — INVESTMENT SECURITIES
Investment Securities Available for Sale
     The amortized cost, non-credit loss component of other-than-temporary impairment (“OTTI”) on securities recorded in other comprehensive income (“OCI”), gross unrealized gains and losses recorded in OCI, approximate fair value, weighted-average yield and contractual maturities of investment securities available for sale as of September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010						December 31, 2009
		Non-Credit						Non-Credit
		Loss Component	Gross			Weighted		Loss Component	Gross			Weighted
	Amortized	of OTTI	Unrealized		Fair	average	Amortized	of OTTI	Unrealized		Fair	average
	cost	Recorded in OCI	gains	losses	value	yield%	cost	Recorded in OCI	gains	losses	value	yield%
	(Dollars in thousands)
U.S. Treasury securities:
After 1 to 5 years	$599,959	$—	$11,981	$—	$611,940	1.34	$—	$—	$—	$—	$—	—
Obligations of U.S. Government sponsored agencies:
After 1 to 5 years	707,333	—	4,383	—	711,716	1.40	1,139,577	—	5,562	—	1,145,139	2.12
Puerto Rico Government obligations:
Due within one year	—	—	—	—	—	—	12,016	—	1	28	11,989	1.82
After 1 to 5 years	126,682	—	588	14	127,256	5.33	113,232	—	302	47	113,487	5.40
After 5 to 10 years	104,331	—	187	—	104,518	5.18	6,992	—	328	90	7,230	5.88
After 10 years	4,719	—	—	13	4,706	6.21	3,529	—	91	—	3,620	5.42

United States and Puerto Rico Government obligations	1,543,024	—	17,139	27	1,560,136	1.97	1,275,346	—	6,284	165	1,281,465	2.44

Mortgage-backed securities:
FHLMC certificates:
After 1 to 5 years	—	—	—	—	—	—	30	—	—	—	30	5.54
After 10 years	1,934	—	118	—	2,052	5.00	705,818	—	18,388	1,987	722,219	4.66

	1,934	—	118	—	2,052	5.00	705,848	—	18,388	1,987	722,249	4.66

GNMA certificates:
After 1 to 5 years	38	—	3	—	41	6.49	69	—	3	—	72	6.56
After 5 to 10 years	1,398	—	79	—	1,477	4.76	808	—	39	—	847	5.47
After 10 years	948,009	—	33,902	824	981,087	4.27	407,565	—	10,808	980	417,393	5.12

	949,445	—	33,984	824	982,605	4.27	408,442	—	10,850	980	418,312	5.12

FNMA certificates:
After 5 to 10 years	82,373	—	4,697	—	87,070	4.48	101,781	—	3,716	91	105,406	4.55
After 10 years	137,957	—	8,408	—	146,365	5.51	1,374,533	—	30,629	2,776	1,402,386	4.51

	220,330	—	13,105	—	233,435	5.12	1,476,314	—	34,345	2,867	1,507,792	4.51

Collateralized Mortgage Obligations issued or guaranteed by FHLMC, FNMA and GNMA:
After 10 years	118,771	—	1,710	—	120,481	0.99	156,086	—	633	412	156,307	0.99

Other mortgage pass-through trust certificates:
After 10 years	105,184	27,785	1	—	77,400	2.26	117,198	32,846	2	—	84,354	2.30

Total mortgage-backed securities	1,395,664	27,785	48,918	824	1,415,973	3.97	2,863,888	32,846	64,218	6,246	2,889,014	4.35

Equity securities (without contractual maturity) (1)	77	—	—	6	71	—	427	—	81	205	303	—

Total investment securities available for sale	$2,938,765	$27,785	$66,057	$857	$2,976,180	2.92	$4,139,661	$32,846	$70,583	$6,616	$4,170,782	3.76

(1)	Represents common shares of other financial institutions in Puerto Rico.
     Maturities of mortgage-backed securities are based on contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options as was the case with approximately $1.2 billion of investment securities (mainly U.S. agency debt securities) called during 2010. The weighted-average yield on investment securities available for sale is based on amortized cost and, therefore, does not give effect to changes in fair value. The net unrealized gain or loss on securities available for sale and the non-credit loss component of OTTI are presented as part of OCI.
     The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2010 and December 31, 2009. It also includes debt securities for which an OTTI was recognized and only the amount related to a credit loss was recognized in earnings:

	As of September 30, 2010
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities

Puerto Rico Government obligations	$14,692	$27	$—	$—	$14,692	$27
Mortgage-backed securities
GNMA	171,468	824	—	—	171,468	824
Other mortgage pass-through trust certificates	—	—	77,177	27,785	77,177	27,785
Equity securities	71	6	—	—	71	6

	$186,231	$857	$77,177	$27,785	$263,408	$28,642

	As of December 31, 2009
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities

Puerto Rico Government obligations	$14,760	$118	$9,113	$47	$23,873	$165
Mortgage-backed securities
FHLMC	236,925	1,987	—	—	236,925	1,987
GNMA	72,178	980	—	—	72,178	980
FNMA	415,601	2,867	—	—	415,601	2,867
Collateralized mortgage obligations issued or guaranteed by FHLMC, FNMA and GNMA	105,075	412	—	—	105,075	412
Other mortgage pass-through trust certificates	—	—	84,105	32,846	84,105	32,846
Equity securities	90	205	—	—	90	205

	$844,629	$6,569	$93,218	$32,893	$937,847	$39,462

Investments Held to Maturity
     The amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of investment securities held to maturity as of September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010					December 31, 2009
		Gross			Weighted		Gross			Weighted
	Amortized	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
					(Dollars in thousands)
U.S. Treasury securities:
Due within 1 year	$8,480	$5	$—	$8,485	0.30	$8,480	$12	$—	$8,492	0.47
Puerto Rico Government obligations:
After 5 to 10 years	19,106	975	—	20,081	5.86	18,584	564	93	19,055	5.86
After 10 years	4,731	112	—	4,843	5.50	4,995	77	—	5,072	5.50

United States and Puerto Rico Government obligations	32,317	1,092	—	33,409	4.35	32,059	653	93	32,619	4.38

Mortgage-backed securities:
FHLMC certificates:
After 1 to 5 years	3,100	52	—	3,152	3.80	5,015	78	—	5,093	3.79
FNMA certificates:
After 1 to 5 years	3,011	65	—	3,076	3.87	4,771	100	—	4,871	3.87
After 5 to 10 years	426,506	22,146	—	448,652	4.47	533,593	19,548	—	553,141	4.47
After 10 years	23,033	895	—	23,928	5.33	24,181	479	—	24,660	5.30

Mortgage-backed securities	455,650	23,158	—	478,808	4.50	567,560	20,205	—	587,765	4.49

Corporate bonds:
After 10 years	2,000	—	648	1,352	5.80	2,000	—	800	1,200	5.80

Total investment securities held-to-maturity	$489,967	$24,250	$648	$513,569	4.50	$601,619	$20,858	$893	$621,584	4.49

     Maturities of mortgage-backed securities are based on contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options.
     The following tables show the Corporation’s held-to-maturity investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2010 and December 31, 2009:

	As of September 30, 2010
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Corporate bonds	$—	$—	$1,352	$648	$1,352	$648

	$—	$—	$1,352	$648	$1,352	$648

	As of December 31, 2009
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities
Puerto Rico Government obligations	$—	$—	$4,678	$93	$4,678	$93
Corporate bonds	—	—	1,200	800	1,200	800

	$—	$—	$5,878	$893	$5,878	$893

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
     Under the amended guidance, an unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. As a result of the Corporation’s adoption of this new guidance, the credit loss component of an OTTI, if any, would be recorded as a separate line item in the accompanying consolidated statements of (loss) income, while the remaining portion of the impairment loss would be recognized in OCI, provided the Corporation does not intend to sell the underlying debt security and it is “more likely than not” that the Corporation will not have to sell the debt security prior to recovery. For the quarter and nine-month period ended September 30, 2010, there were no credit loss impairment charges in earnings.
     Debt securities issued by U.S. government agencies, government-sponsored entities and the U.S. Treasury accounted for more than 90% of the total available-for-sale and held-to-maturity portfolio as of September 30, 2010 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government. The Corporation’s assessment was concentrated mainly on private label MBS of approximately $105 million for which the Corporation evaluates credit losses on a quarterly basis. The Corporation considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:
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
     No OTTI losses on available-for-sale debt securities were recorded in the first nine months of 2010. Cumulative unrealized other-than-temporary impairment losses recognized in OCI as of September 30, 2010 amounted to $31.7 million.

     For the third quarter and first nine months of 2009, the Corporation recorded OTTI losses on available-for-sale debt securities as follows:

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

(1)	Represents the noncredit component impact of the OTTI on available-for-sale debt securities

(2)	Represents the credit component of the OTTI on available-for-sale debt securities
     The following table summarizes the rollforward of credit losses on debt securities held by the Corporation for which a portion of OTTI is recognized in OCI:

	Private label MBS
	Quarter ended	Nine-month period ended
(In thousands)	September 30, 2009	September 30, 2009
Credit losses at the beginning of the period	$1,061	$—
Additions:
Credit losses related to securities for which an OTTI was not previously recognized	209	1,270

Ending balance of credit losses on debt securities held for which a portion of an OTTI was recognized in OCI	$1,270	$1,270

     Private label mortgage-backed securities (“MBS”) are collateralized by fixed-rate mortgages on single family residential properties in the United States. The interest rate on these private label MBS is variable, tied to 3-month LIBOR and limited to the weighted-average coupon of the underlying collateral. The underlying mortgages are fixed-rate single family loans with original high FICO scores (over 700) and moderate original loan-to-value ratios (under 80%), as well as moderate delinquency levels.
     Based on the expected cash flows derived from the model, and since the Corporation does not have the intention to sell the securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs, no credit losses were reflected in earnings for the period ended September 30, 2010. As a result of the valuation performed as of September 30, 2010, no additional other-than-temporary impairment was recorded for the period. Significant assumptions in the valuation of the private label MBS as of September 30, 2010 were as follow:

	Weighted
	Average	Range
Discount rate	14.5%	14.5%
Prepayment rate	26%	21.62% – 44.79%
Projected Cumulative Loss Rate	4%	1.05% – 16.80%
     For the nine-month period ended on September 30, 2010, the Corporation recorded OTTI of approximately $0.4 million on certain equity securities held in its available-for-sale investment portfolio related to financial institutions in Puerto Rico. Management concluded that the declines in value of the securities were other-than-temporary; as such, the cost basis of these securities was written down to the market value as of the date of the analysis and is reflected in earnings as a realized loss.
     Total proceeds from the sale of securities available for sale during the first nine months of 2010 amounted to approximately $2.4 billion (2009 —$1.0 billion). Given the Corporation’s balance sheet structure and the shape and level of the yield curve, which in turn is reflected in the valuation of the securities and the repurchase agreements, the Corporation took advantage of market conditions during the quarter and completed the sale of approximately $1.2 billion of U.S. agency MBS that was matched with the early termination of approximately $1.0 billion of repurchase agreements. The cost of the unwinding of the repurchase agreements of $47.4 million offset the gain of $47.1 million realized on the sale of investment securities.

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
     As of September 30, 2010 and December 31, 2009, the Corporation had investments in FHLB stock with a book value of $63.0 million and $68.4 million, respectively. The net realizable value is a reasonable proxy for the fair value of these instruments. Dividend income from FHLB stock for the second quarter and nine-month period ended September 30, 2010 amounted to $0.6 million and $2.1 million, respectively, compared to $1.0 million and $2.2 million, respectively, for the same periods in 2009.
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
     The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities as of September 30, 2010 and December 31, 2009 was $1.3 million and $1.6 million, respectively. An impairment charge of $0.25 million was recorded in the first quarter of 2010 related to an investment in a failed financial institution in the United States.
     During the first quarter of 2010, the Corporation recognized a $10.7 million gain on the sale of the remaining VISA Class C shares. As of September 30, 2010, the Corporation no longer held any VISA shares.
6 — LOAN PORTFOLIO
The following is a detail of the loan portfolio:

	As of	As of
	September 30,	December 31,
	2010	2009
	(In thousands)
Residential mortgage loans, mainly secured by first mortgages	$3,448,335	$3,595,508

Commercial loans:
Construction loans	1,114,647	1,492,589
Commercial mortgage loans	1,742,462	1,693,424
Commercial and Industrial loans (1)	3,824,916	4,927,304
Loans to a local financial institution secured by real estate mortgages	295,855	321,522

Commercial loans	6,977,880	8,434,839

Finance leases	289,573	318,504

Consumer loans	1,464,238	1,579,600

Loans receivable	12,180,026	13,928,451

Allowance for loan and lease losses	(608,526)	(528,120)

Loans receivable, net	11,571,500	13,400,331

Loans held for sale	9,196	20,775

Total loans	$11,580,696	$13,421,106

1	-	As of September 30, 2010, includes $1.8 billion of commercial loans that are secured by real estate but are not dependent upon the real estate for repayment.
     The Corporation’s primary lending area is Puerto Rico. The Corporation’s Puerto Rico banking subsidiary, FirstBank, also lends in the U.S. and British Virgin Islands markets and in the United States (principally in the state of Florida). Of the total gross loan portfolio of $12.2 billion as of September 30, 2010, approximately 84% has credit risk concentration in Puerto Rico, 8% in the United States and 8% in the Virgin Islands.
     As of September 30, 2010, the Corporation had $273.1 million outstanding of credit facilities granted to the Puerto Rico Government and/or its political subdivisions, down from $1.2 billion as of December 31, 2009, and $57.2 million granted to the Virgin Islands government, down from $134.7 million as of December 31, 2009. A substantial portion of these credit facilities are obligations that have a specific source of income or revenues identified for their repayment, such as property taxes collected by the central Government and/or municipalities. Another portion of these obligations consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power and water utilities. Public corporations have varying degrees of independence from the central Government of Puerto Rico and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities in Puerto Rico for which the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment.
     The largest loan to one borrower as of September 30, 2010 in the amount of $295.9 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual real estate loans, mostly 1-4 residential mortgage loans.
7 — ALLOWANCE FOR LOAN AND LEASE LOSSES
The changes in the allowance for loan and lease losses were as follows:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Balance at beginning of period	$604,304	$407,746	$528,120	$281,526
Provision for loan and lease losses	120,482	148,090	438,240	442,671
Charge-offs	(120,487)	(87,001)	(367,309)	(260,836)
Recoveries	4,227	2,649	9,475	8,123

Balance at end of period	$608,526	$471,484	$608,526	$471,484

     The allowance for impaired loans is part of the allowance for loan and lease losses. The allowance for impaired loans covers those loans for which management has determined that it is probable that the debtor will be unable to pay all the amounts due in accordance with the contractual terms of the loan agreement, and does not necessarily represent loans for which the Corporation will incur a loss. As of September 30, 2010 and December 31, 2009, impaired loans and their related allowance were as follows:

	As of	As of
	September 30,	December 31,
	2010	2009
	(In thousands)
Impaired loans with valuation allowance, net of charge-offs	$1,394,335	$1,060,088
Impaired loans without valuation allowance, net of charge-offs	486,735	596,176

Total impaired loans	$1,881,070	$1,656,264

Allowance for impaired loans	$271,425	$182,145
     Interest income of approximately $13.5 million and $25.9 million was recognized on impaired loans for the third quarter and first nine months of 2010, respectively, compared to $5.8 million and $20.0 million, respectively, for the same periods in 2009. The average recorded investment in impaired loans for the first nine-months of 2010 and 2009 was $1.8 billion and $839.7 million, respectively.

The following tables show the activity for impaired loans and the related specific reserve during the first nine months of 2010:

(In thousands)
Impaired Loans:
Balance at beginning of year	$1,656,264
Loans determined impaired during the period	802,957
Net charge-offs (1)	(299,871)
Loans sold, net of charge-offs of $42.6 million (2)	(120,556)
Loans foreclosed, paid in full and partial payments, net of additional disbursements	(157,724)

Balance at end of period	$1,881,070

(1)	Approximately $151.5 million, or 51%, is related to construction loans.

(2)	Loans sold in Florida.

(In thousands)
Specific Reserve:
Balance at beginning of year	$182,145
Provision for loan losses	389,151
Net charge-offs	(299,871)

Balance at end of period	$271,425

     The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico and through programs sponsored by the Federal Government. Due to the nature of the borrower’s financial condition, restructurings or loan modifications through these program as well as other restructurings of individual commercial loans, commercial mortgage loans, construction loans and residential mortgages in the U.S. mainland fit the definition of Troubled Debt Restructuring (“TDR”). A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of September 30, 2010, the Corporation’s TDR loans amounted to $372.6 million consisting of: $185.6 million of residential mortgage loans, $41.7 million commercial and industrial loans, $90.3 million commercial mortgage loans and $55.0 million of construction loans. Outstanding unfunded loan commitments on TDR loans amounted to $2.3 million as of September 30, 2010.
     Included in the $372.6 million of TDR loans are certain impaired condo-conversion loans restructured into two separate agreements (loan splitting) in the fourth quarter of 2009. At that time, each of these loans was restructured into two notes: one that represents the portion of the loan that is expected to be fully collected along with contractual interest and the second note that represents the portion of the original loan that was charged-off. The restructuring of these loans was made after analyzing the borrowers’ and guarantors’ capacities to service the debt and ability to perform under the modified terms. As part of the restructuring of the loans, the first note of each loan has been placed on a monthly payment of principal and interest that amortizes the debt over 25 years at a market rate of interest. An interest rate reduction was granted for the second note. The carrying value of the notes deemed collectible amounted to $22.0 million as of September 30, 2010 and the charge-offs recorded prior to 2010 associated with these loans were $29.7 million. The loans that have been deemed collectible and returned to accrual status after a performance period, continue to be individually evaluated for impairment purposes and a specific reserve of $0.5 million was allocated to these loans as of September 30, 2010.
     As of September 30, 2010, the Corporation maintains a $8.5 million reserve for unfunded loan commitments mainly related to outstanding construction loans commitments in Puerto Rico. The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments at the balance sheet date. It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statement of financial condition.
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
     The Corporation designates a derivative as a fair value hedge, cash flow hedge or an economic undesignated hedge when it enters into the derivative contract. As of September 30, 2010 and December 31, 2009, all derivatives held by the Corporation were considered economic undesignated hedges. These undesignated hedges are recorded at fair value with the resulting gain or loss recognized in current earnings.
     The following summarizes the principal derivative activities used by the Corporation in managing interest rate risk:
     Interest rate cap agreements — Interest rate cap agreements provide the right to receive cash if a reference interest rate rises above a contractual rate. The value increases as the reference interest rate rises. The Corporation enters into interest rate cap agreements for protection from rising interest rates. Specifically, the interest rate on certain of the Corporation’s commercial loans to other financial institutions is generally a variable rate limited to the weighted-average coupon of the pass-through certificate or referenced residential mortgage collateral, less a contractual servicing fee. During the second quarter of 2010, the counterparty for interest rate caps for certain private label mortgage pass-through securities was taken over by the FDIC, immediately canceling all outstanding commitments, and as a result, interest rate caps with notional amount of $113 million are no longer considered to be derivative financial instruments. The total exposure to fair value of $3.0 million related to such contracts was reclassified to an account receivable.
     Interest rate swaps — Interest rate swap agreements generally involve the exchange of fixed-and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of September 30, 2010, most of the interest rate swaps outstanding are used for protection against rising interest rates. In the past, interest rate swaps volume was much higher since they were used to convert fixed-rate brokered CDs (liabilities), mainly those with long-term maturities, to a variable rate to mitigate the interest rate risk inherent in variable rate loans. All interest rate swaps related to brokered CDs were called during 2009, in the face of lower interest rate levels, and, as a consequence, the Corporation exercised its call option on the swapped-to-floating brokered CDs. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.
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
The following table summarizes the notional amounts of all derivative instruments as of September 30, 2010 and December 31, 2009:

	Notional Amounts
	As of	As of
	September 30,	December 31,
	2010	2009
	(In thousands)
Economic undesignated hedges:

Interest rate contracts:
Interest rate swap agreements used to hedge loans	$41,635	$79,567
Written interest rate cap agreements	71,841	102,521
Purchased interest rate cap agreements	71,841	228,384

Equity contracts:
Embedded written options on stock index deposits and notes payable	53,515	53,515
Purchased options used to manage exposure to the stock market on embedded stock index options	53,515	53,515

	$292,347	$517,502

     The following table summarizes the fair value of derivative instruments and identifies the location of such derivative instruments in the Statement of Financial Condition as of September 30, 2010 and December 31, 2009:

	Asset Derivatives			Liability Derivatives
		September 30,	December 31,		September 30,	December 31,
	Statement of	2010	2009	Statement of	2010	2009
	Financial Condition	Fair	Fair	Financial Condition	Fair	Fair
	Location	Value	Value	Location	Value	Value
	(In thousands)
Economic undesignated hedges:

Interest rate contracts:
Interest rate swap agreements used to hedge loans	Other assets	$427	$319	Accounts payable and other liabilities	$6,171	$5,068
Written interest rate cap agreements	Other assets	—	—	Accounts payable and other liabilities	1	201
Purchased interest rate cap agreements	Other assets	1	4,423	Accounts payable and other liabilities	—	—

Equity contracts:
Embedded written options on stock index deposits	Other assets	—	—	Interest-bearing deposits	—	14
Embedded written options on stock index notes payable	Other assets	—	—	Notes payable	1,039	1,184
Purchased options used to manage exposure to the stock market on embedded stock index options	Other assets	1,109	1,194	Accounts payable and other liabilities	—	—

		$1,537	$5,936		$7,211	$6,467

     The following table summarizes the effect of derivative instruments on the Statement of Loss for the quarter and nine-month period ended September 30, 2010 and 2009:

		Unrealized Gain or (Loss)		Unrealized Gain or (Loss)
	Location of Unrealized Gain or (loss)	Quarter Ended		Nine-Month Period Ended
	Recognized in Income on	September 30,		September 30,
	Derivatives	2010	2009	2010	2009
		(In thousands)		(In thousands)
Interest rate contracts:
Interest rate swap agreements used to hedge:
Brokered certificates of deposit	Interest expense on deposits	$—	$—	$—	$(5,236)
Notes payable	Interest expense on notes payable and other borrowings	—	—	—	3
Loans	Interest income on loans	(935)	(406)	(995)	984
Written and purchased interest rate cap agreements — mortgage-backed securities	Interest income on investment securities	—	(1,028)	(1,137)	1,678
Written and purchased interest rate cap agreements — loans	Interest income on loans	(3)	(51)	(37)	93
Equity contracts:
Embedded written options on stock index deposits	Interest expense on deposits	(1)	1	(2)	(81)
Embedded written options on stock index notes payable	Interest expense on notes payable and other borrowings	25	(14)	76	(180)

Total loss on derivatives		$(914)	$(1,498)	$(2,095)	$(2,739)

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

	Quarter ended September 30,
	2010			2009
		Loss			Loss
	(Loss) / Gain	on liabilities measured at fair	Net Unrealized	Gain / (Loss)	on liabilities measured at fair	Net Unrealized
(In thousands)	on Derivatives	value	Loss	on Derivatives	value	Gain / (Loss)
Interest expense on deposits	$(1)	$—	$(1)	$1	$—	$1

Interest expense on notes payable and other borrowings	25	(550)	(525)	(14)	(1,576)	(1,590)

	Nine-Month Period ended September 30,
	2010			2009
		Gain			Gain / (Loss)
	(Loss) / Gain	on liabilities measured at fair	Net Unrealized	Loss	on liabilities measured at fair	Net Unrealized
(In thousands)	on Derivatives	value	(Loss) / Gain	on Derivatives	value	Gain / (Loss)
Interest expense on deposits	$(2)	$—	$(2)	$(5,317)	$8,696	$3,379

Interest expense on notes payable and other borrowings	76	2,307	2,383	(177)	(3,000)	(3,177)

A summary of interest rate swaps as of September 30, 2010 and December 31, 2009 follows:

	As of	As of
	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Pay fixed/receive floating (generally used to economically hedge loans):
Notional amount	$41,635	$79,567
Weighted-average receive rate at period end	2.14%	2.15%
Weighted-average pay rate at period end	6.83%	6.52%
Floating rates range from 167 to 252 basis points over 3-month LIBOR
     As of September 30, 2010, the Corporation has not entered into any derivative instrument containing credit-risk-related contingent features.
9 — GOODWILL AND OTHER INTANGIBLES
     Goodwill as of September 30, 2010 and December 31, 2009 amounted to $28.1 million, recognized as part of “Other assets”. The Corporation conducted its annual evaluation of goodwill during the fourth quarter of 2009. This evaluation is a two-step process. The Step 1 evaluation of goodwill allocated to the Florida reporting unit, which is one level below the United States business segment, indicated potential impairment of goodwill. The Step 1 fair value for the unit was below the carrying amount of its equity book value as of the December 31, 2009 valuation date, requiring the completion of Step 2. The Step 2 required a valuation of all assets and liabilities of the Florida unit, including any recognized and unrecognized intangible assets, to determine the fair value of net assets. To complete Step 2, the Corporation subtracted from the unit’s Step 1 fair value the determined fair value of the net assets to arrive at the implied fair value of goodwill. The results of the Step 2 analysis indicated that the implied fair value of goodwill exceeded the goodwill carrying value by $107.4 million, resulting in no goodwill impairment. There have been no events related to the Florida reporting unit that could indicate potential goodwill impairment since the date of the last evaluation; therefore, no goodwill impairment evaluation was performed during the first nine months of 2010. Goodwill and other indefinite life intangibles are reviewed at least annually for impairment. The Corporation understands that it is in its best interest to move the annual evaluation date to an earlier date within the fourth quarter, therefore, the Corporation will evaluate for goodwill impairment as of October 1, 2010. The change in date will provide room for improvement to the testing structure and coordination and will enable the evaluation to be performed in conjunction with the Corporation’s annual budgeting process.
     As of September 30, 2010, the gross carrying amount and accumulated amortization of core deposit intangibles was $41.8 million and $27.1 million, respectively, recognized as part of “Other assets” in the Consolidated Statements of Financial Condition (December 31, 2009 — $41.8 million and $25.2 million, respectively). During the quarter and nine-month period ended September 30, 2010, the amortization expense of core deposit intangibles amounted to $0.6 million and $1.9 million, respectively, compared to $0.8 million and $2.7 million, respectively, for the comparable periods in 2009. As a result of an impairment evaluation of core deposit intangibles, there was an impairment charge of $4.0 million recognized during the first half of 2009 related to core deposits in Florida attributable to decreases in the base of core deposits acquired and recorded as part of other non-interest expenses in the Statement of Income (Loss).
10 — NON-CONSOLIDATED VARIABLE INTEREST ENTITIES AND SERVICING ASSETS
     The Corporation transfers residential mortgage loans in sale or securitization transactions in which it has continuing involvement, which includes servicing responsibilities and guarantee arrangements. All such transfers have been accounted for as sales as required by applicable accounting guidance.
     When evaluating transfers and other transactions with Variable Interest Entities (“VIEs”) for consolidation under the recently adopted guidance, the Corporation first determines if the counterparty is an entity for which a variable interest exists. If no scope exception is applicable and a variable interest exists, the Corporation then evaluates if it is the primary beneficiary of the VIE and whether the entity should be consolidated or not.
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

The securities issued through these transactions are guaranteed by the issuer and, as such, under seller/servicer agreements the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of September 30, 2010, the Corporation serviced loans securitized through GNMA with principal balance of $432.2 million.
Trust Preferred Securities
     In 2004, FBP Statutory Trust I, a financing subsidiary of the Corporation, sold to institutional investors $100 million of its variable rate trust preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.1 million of FBP Statutory Trust I variable rate common securities, were used by FBP Statutory Trust I to purchase $103.1 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. Also in 2004, FBP Statutory Trust II, a statutory trust that is wholly-owned by the Corporation, sold to institutional investors $125 million of its variable rate trust preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.9 million of FBP Statutory Trust II variable rate common securities, were used by FBP Statutory Trust II to purchase $128.9 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. The trust preferred debentures are presented in the Corporation’s Consolidated Statement of Financial Condition as Other Borrowings, net of related issuance costs. The variable rate trust preferred securities are fully and unconditionally guaranteed by the Corporation. The $100 million Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and the $125 million issued in September 2004 mature on September 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Debentures may be shortened (such shortening would result in a mandatory redemption of the variable rate trust preferred securities). The trust preferred securities, subject to certain limitations, qualify as Tier I regulatory capital under current Federal Reserve rules and regulations. The Collins Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act eliminates certain trust preferred securities from Tier 1 Capital, but TARP preferred securities are exempted from this treatment. These “regulatory capital deductions” for trust preferred securities are to be phased in incrementally over a period of 3 years beginning on January 1, 2013.
Grantor Trusts
     During 2004 and 2005, a third party to the Corporation, from now on identified as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates. The seller initially provided the servicing for a fee, which is senior to the obligations to pay trust certificate holders. The seller then entered into a sales agreement through which it sold and issued the trust certificates in favor of the Corporation’s banking subsidiary. Currently the Bank is the 100% owner of the trust certificates; the servicing of the underlying residential mortgages that generate the principal and interest cash flows, is performed by the seller, which receives a fee compensation for services provided, the servicing fee. The securities are variable rate securities tied to LIBOR index plus a spread. The principal payments from the underlying loans are remitted to a paying agent (the seller) who then remits interest to the Bank; interest income is shared to a certain extent with a third party financial institution that has an interest only strip (“IO”) tied to the cash flows of the underlying loans, whereas it is entitled to received the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to the weighted average coupon of the securities. No recourse agreement exists and the risk from losses on non accruing loans and repossessed collateral is absorbed by the Bank as the 100% holder of the certificates. As of September 30, 2010, the outstanding balance of Grantor Trusts amounted to $105.2 million with a weighted average yield of 2.26%.
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

The changes in servicing assets are shown below:

	Quarter ended		Nine-month period ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(In thousands)
Balance at beginning of period	$13,335	$10,148	$11,902	$8,151
Capitalization of servicing assets	2,181	1,748	5,244	4,929
Amortization	(572)	(592)	(1,504)	(1,776)
Adjustment to servicing assets for loans repurchased (1)	(38)	—	(736)	—

Balance before valuation allowance at end of period	14,906	11,304	14,906	11,304
Valuation allowance for temporary impairment	(1,018)	(1,252)	(1,018)	(1,252)

Balance at end of period	$13,888	$10,052	$13,888	$10,052

(1)	Amount represents the adjustment to fair value related to the repurchase of $3.8 million and $71.2 million for the quarter and nine-month period ended September 30, 2010, respectively, in principal balance of loans serviced for others.
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
Changes in the impairment allowance were as follows:

	Quarter ended		Nine-month period ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(In thousands)
Balance at beginning of period	$282	$1,796	$745	$751
Temporary impairment charges	737	119	1,089	2,264
Recoveries	(1)	(663)	(816)	(1,763)

Balance at end of period	$1,018	$1,252	$1,018	$1,252

The components of net servicing income are shown below:

	Quarter ended		Nine-month period ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(In thousands)
Servicing fees	$1,059	$828	$2,960	$2,132
Late charges and prepayment penalties	138	(42)	459	439
Adjustment for loans repurchased	(38)	—	(736)	—

Servicing income, gross	1,159	786	2,683	2,571
Amortization and impairment of servicing assets	(1,308)	(48)	(1,777)	(2,277)

Servicing (loss) income, net	$(149)	$738	$906	$294

     The Corporation’s servicing assets are subject to prepayment and interest rate risks. Key economic assumptions used in determining the fair value at the time of sale ranged as follows:

	Maximum	Minimum
Nine-month period ended September 30, 2010:
Constant prepayment rate:
Government guaranteed mortgage loans	12.7%	11.3%
Conventional conforming mortgage loans	18.0%	14.8%
Conventional non-conforming mortgage loans	14.8%	11.5%
Discount rate:
Government guaranteed mortgage loans	11.7%	10.3%
Conventional conforming mortgage loans	9.3%	9.2%
Conventional non-conforming mortgage loans	13.1%	13.1%

Nine-month period ended September 30, 2009:
Constant prepayment rate:
Government guaranteed mortgage loans	24.8%	20.2%
Conventional conforming mortgage loans	21.9%	19.0%
Conventional non-conforming mortgage loans	20.1%	17.1%
Discount rate:
Government guaranteed mortgage loans	13.4%	11.8%
Conventional conforming mortgage loans	9.3%	9.2%
Conventional non-conforming mortgage loans	13.2%	13.1%
     At September 30, 2010, fair values of the Corporation’s servicing assets were based on a valuation model that incorporates market driven assumptions, adjusted by the particular characteristics of the Corporation’s servicing portfolio, regarding discount rates and mortgage prepayment rates. The weighted-averages of the key economic assumptions used by the Corporation in its valuation model and the sensitivity of the current fair value to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at September 30, 2010, were as follows:

(Dollars in thousands)
Carrying amount of servicing assets	$13,888
Fair value	$14,751
Weighted-average expected life (in years)	6.59

Constant prepayment rate (weighted-average annual rate)	15.61%
Decrease in fair value due to 10% adverse change	$791
Decrease in fair value due to 20% adverse change	$1,532

Discount rate (weighted-average annual rate)	10.43%
Decrease in fair value due to 10% adverse change	$525
Decrease in fair value due to 20% adverse change	$1,014
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

11 — DEPOSITS
The following table summarizes deposit balances:

	September 30,	December 31,
	2010	2009
	(In thousands)
Type of account and interest rate:
Non-interest bearing checking accounts	$703,836	$697,022
Savings accounts	2,029,369	1,761,646
Interest-bearing checking accounts	1,063,193	998,097
Certificates of deposit	2,058,678	1,650,866
Brokered certificates of deposit	6,688,491	7,561,416

	$12,543,567	$12,669,047

     Brokered CDs mature as follows:

September 30, 2010
(In thousands)
One to ninety days	$1,129,639
Over ninety days to one year	2,083,672
One to three years	3,289,085
Three to five years	174,898
Over five years	11,197

Total	$6,688,491

     The following are the components of interest expense on deposits:

	Quarter Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Interest expense on deposits	$55,842	$66,876	$174,786	$232,876
Amortization of broker placement fees	5,161	5,288	15,948	17,434

Interest expense on deposits excluding net unrealized loss (gain) on derivatives and brokered CDs measured at fair value	61,003	72,164	190,734	250,310

Net unrealized loss (gain) on derivatives and brokered CDs measured at fair value	1	(1)	2	(3,379)

Total interest expense on deposits	$61,004	$72,163	$190,736	$246,931

     The interest expense on deposits includes the valuation to market of interest rate swaps that economically hedged brokered CDs, the related interest exchanged, the amortization of broker placement fees related to brokered CDs not measured at fair value and changes in fair value of callable brokered CDs measured at fair value.
     Total interest expense on deposits includes net cash settlements on interest rate swaps that economically hedged brokered CDs and that, for the nine-month period ended September 30, 2009, amounted to net interest realized of $5.5 million. No amount was recognized for the first nine months of 2010 since all interest rate swaps related to brokered CDs were called in the first half of 2009.
12 — LOANS PAYABLE
     Loans payable consisted of short-term borrowings under the FED Discount Window Program. During the second quarter of 2010, the Corporation repaid the remaining balance under the Discount Window. As the capital markets recovered from the crisis witnessed in 2009, the FED gradually reversed its stance back to lender of last resort. Advances from the Discount Window are once again discouraged, and as such, the Corporation no longer uses FED Advances for regular funding needs.

13 — SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
     Securities sold under agreements to repurchase (repurchase agreements) consist of the following:

	September 30,	December 31,
	2010	2009
	(In thousands)
Repurchase agreements, interest ranging from 1.23% to 4.51%
(2009 – 0.23% to 5.39%)	$1,400,000	$3,076,631

Repurchase agreements mature as follows:

September 30,
2010
(In thousands)
Over ninety days to one year	$100,000
One to three years	500,000
Three to five years	800,000

Total	$1,400,000

As of September 30, 2010 and December 31, 2009, the securities underlying such agreements were delivered to the dealers with whom the repurchase agreements were transacted.
Repurchase agreements as of September 30, 2010, grouped by counterparty, were as follows:

		Weighted-Average
Counterparty	Amount	Maturity (In Months)
Credit Suisse First Boston	$400,000	33
Citigroup Global Markets	300,000	43
Barclays Capital	200,000	23
Dean Witter / Morgan Stanley	200,000	34
JP Morgan Chase	200,000	42
UBS Financial Services, Inc.	100,000	22

	$1,400,000

     As part of the Corporation’s balance sheet repositioning strategies, approximately $1.0 billion of repurchase agreements were early terminated during the third quarter of 2010. The cost of the unwinding of the repurchase agreements of $47.4 million was offset by a gain of $47.1 million on the sale of approximately $1.2 billion of U.S. agency MBS. The repaid repurchase agreements were scheduled to mature at various dates between January 2011 and October 2012 and had a weighted-average cost of 4.30%.
14 — ADVANCES FROM THE FEDERAL HOME LOAN BANK (FHLB)
Following is a summary of the advances from the FHLB:

	September 30,	December 31,
	2010	2009
	(In thousands)
Fixed-rate advances from FHLB, with a weighted-average interest rate of 3.38% (2009 – 3.21%)	$835,440	$978,440

Advances from FHLB mature as follows:

September 30,
2010
(In thousands)
Over thirty days to ninety days	$182,000
Over ninety days to one year	244,000
One to three years	356,000
Three to five years	53,440

Total	$835,440

     As of September 30, 2010, the Corporation had additional capacity of approximately $185.9 million on this credit facility based on collateral pledged at the FHLB, including haircuts reflecting the perceived risk associated with holding the collateral.
15 — NOTES PAYABLE
Notes payable consist of:

	September 30,	December 31,
	2010	2009
	(In thousands)
Callable step-rate notes, bearing step increasing interest from 5.00% to 7.00% (5.50% as of September 30, 2010 and December 31, 2009) maturing on October 18, 2019, measured at fair value	$11,053	$13,361

Dow Jones Industrial Average (DJIA) linked principal protected notes:

Series A maturing on February 28, 2012	6,600	6,542

Series B maturing on May 27, 2011	7,404	7,214

Total	$25,057	$27,117

16 — OTHER BORROWINGS
Other borrowings consist of:

	September 30,	December 31,
	2010	2009
	(In thousands)
Junior subordinated debentures due in 2034, interest-bearing at a floating-rate of 2.75% over 3-month LIBOR (3.04% as of September 30, 2010 and 3.00% as of December 31, 2009)	$103,093	$103,093

Junior subordinated debentures due in 2034, interest-bearing at a floating-rate of 2.50% over 3-month LIBOR (2.79% as of September 30, 2010 and 2.75% as of December 31, 2009)	128,866	128,866

Total	$231,959	$231,959

17 — STOCKHOLDERS’ EQUITY
     As of September 30, 2010, the Corporation had 2,000,000,000 authorized shares of common stock with a par value of $0.10 per share. As of September 30, 2010 there were 329,455,732 shares issued and 319,557,932 shares outstanding compared to 102,440,522 shares issued and 92,542,722 shares outstanding as of December 31, 2009. The increase in common shares is the result of the completion of the Exchange Offer discussed below. In February 2009, the Corporation’s Board of Directors declared a first quarter cash dividend of $0.07 per common share which was paid on March 31, 2009 to common stockholders of record on March 15, 2009 and in May 2009 declared a second quarter dividend of $0.07 per common share which was paid on June 30, 2009 to common stockholders of record on June 15, 2009. On July 30, 2009, the Corporation announced the suspension of common and preferred dividends effective with the preferred dividend for the month of August 2009.
     On August 24, 2010, the Corporation’s stockholder’s approved an additional increase in the Corporation’s common stock to 2 billion, up from 750 million. During the prior quarter, the Corporation’s stockholders had already increased the authorized shares of common stock from 250 million to 750 million. The Corporation’s stockholders also approved on August 24, 2010 a decrease in the par value of the common stock from $1 per share to $0.10 per share. The decrease in the par value of the Corporation’s common stock had no effect on the total dollar value of the Corporation’s stockholders’ equity. For the quarter ended September 30, 2010, the Corporation transferred $83.3 million from common stock to additional paid-in capital, which is the product of the number of shares issued and outstanding and the difference between the old par value of $1 and new par value of $0.10, of $0.90.
Exchange Offer
     On August 30, 2010, the Corporation completed its offer to issue shares of its common stock in exchange for its outstanding Series A through E Preferred Stock, which resulted in the issuance of 227,015,210 new shares of common stock in exchange for 19,482,128 shares of Preferred Stock with an aggregate liquidation amount of $487 million or 89% of the outstanding Series A through E Preferred Stock. In accordance with the terms of the Exchange Offer, the Corporation used a relevant price of $1.18 per share of its common stock and an exchange ratio of 55% of the preferred stock liquidation value to determine the number of shares of its common stock issued in exchange for the tendered shares of Series A through E Preferred Stock. The fair value of the common stock was $0.40 per share, which was the price as of the expiration date of the exchange offer. The carrying (liquidation) value of the Series A through E Preferred Stock exchanged, or $487.1 million, was reduced and common stock and additional paid-in capital increased in the amount of the fair value of the common stock issued. The Corporation recorded the par amount of the shares issued as common stock ($0.10 per common share) or $22.7 million. The excess of the common stock fair value over the par amount, or $68.1 million, was recorded in additional paid-in capital. The excess of the carrying amount of the shares of preferred stock over the fair value of the shares of common stock, or $385.4 million, was recorded as a reduction to accumulated deficit and an increase in earnings per common share computation.
     The results of the exchange offer with respect to Series A through E Preferred Stock were as follows:

	Liquidation	Shares of preferred stock		Shares of preferred	Aggregate liquidation
	preference per	outstanding prior to	Shares of preferred	stock outstanding	preference amount after	Shares of common stock
Title of Securities	share	exchange	stock exchanged	after exchange	exchange (In thousands)	issued
7.125% Noncumulative Perpetual Monthly
Income Preferred Stock, Series A	$25	3,600,000	3,149,805	450,195	$11,255	36,703,077
8.35% Noncumulative Perpetual Monthly
Income Preferred Stock, Series B	$25	3,000,000	2,524,013	475,987	11,900	29,411,043
7.40% Noncumulative Perpetual Monthly
Income Preferred Stock, Series C	$25	4,140,000	3,679,389	460,611	11,515	42,873,983
7.25% Noncumulative Perpetual Monthly
Income Preferred Stock, Series D	$25	3,680,000	3,169,408	510,592	12,765	36,931,467
7.00% Noncumulative Perpetual Monthly
Income Preferred Stock, Series E	$25	7,584,000	6,959,513	624,487	15,612	81,095,640

		22,004,000	19,482,128	2,521,872	$63,047	227,015,210

     Dividends declared on the non-convertible non-cumulative preferred stock for the first nine months of 2009 amounted to $20.1 million; consistent with the Corporation’s announcement in July 2009, no dividends have been declared for the nine-month period ended September 30, 2010. The Corporation is currently in the process of voluntarily delisting the remaining Series A through E preferred Stock from the New York Stock Exchange.
Exchange Agreement with the U.S. Treasury
     On July 20, 2010, the Corporation closed a transaction with the U.S. Treasury for the exchange of all 400,000 shares of the Corporation’s Series F Preferred Stock, beneficially owned and held by the U.S. Treasury, for 424,174 shares of a new series of preferred stock, Series G Preferred Stock, with a liquidation preference of $1,000 per share. The Series G Preferred Stock is mandatorily convertible into approximately 380.2 million shares of the Corporation’s common stock, based upon the initial conversion price, by the Corporation upon the satisfaction of certain conditions and by the U.S. Treasury and any subsequent holder at any time and, unless earlier converted, is automatically convertible into common stock on the seventh anniversary of issuance. As mentioned above, on August, 24, 2010, the Corporation obtained its stockholders’ approval to increase the number of authorized shares of common stock from 750 million to 2 billion and decrease the par value of its common stock from $1.00 to $0.10 per share. These approvals and the issuance of common stock in exchange for Series A through E Preferred Stock satisfy all but one of the substantive conditions to the Corporation’s ability to compel the conversion of the 424,174 shares of the new series of Series G Preferred Stock, issued to the U.S. Treasury. The other substantive condition to the Corporation’s ability to compel the conversion of the Series G Preferred Stock is the issuance of a minimum aggregate amount of $500 million of additional capital, subject to terms, other than the price per share, reasonably acceptable to the U.S. Treasury in its sole discretion. On September 16, 2010, the Corporation filed a registration statement for a proposed underwritten public offering of $500 million ($575 million including an over allotment option) of its common stock with the SEC. The Corporation will effect a reverse stock split, if necessary, in the range of between one new share of common stock for 10 old shares of common stock and one new share of common stock for 20 old shares of common stock, which is the range that stockholders approved at the Special Meeting of Stockholders on August 24, 2010.
     The Corporation accounted for this transaction as an extinguishment of the previously issued Series F Preferred Stock. As a result, the Corporation recorded $424.2 million of the new Series G Preferred Stock, net of a $76.8 million discount and derecognized the carrying value of the Series F Preferred Stock. The excess of the carrying amount of the Series F Preferred Stock over the fair value of the Series G Preferred Stock, or $33.6 million was recorded as a reduction to accumulated deficit.
     The valuation of the Series G Preferred Stock considered the following characteristics of the security, the base preferred stock component, which consists of quarterly dividends plus the principal repayment, a long call option which gives the U.S. Treasury the ability to convert the preferred stock to common stock at any time through July 20, 2017, and a short put option that provides the Corporation the ability to compel conversion, provided certain conditions described above are met, at any time within the nine month period from issue date through April 20, 2011.
     The value of the base preferred stock component was determined using a discounted cash flow method. The cash flows, which consist of the sum of the discounted quarterly dividends plus the principal repayment, were discounted considering the Corporation’s credit rating. The short and long call options were valued using a Cox-Rubinstein binomial option pricing model-based methodology. The valuation methodology considered the likelihood of option conversions under different scenarios, and the valuation interactions of the various components under each scenario.
     Like the Series F Preferred Stock, the Series G Preferred Stock, qualifies as Tier 1 regulatory capital. Cumulative dividends on the Series G Preferred Stock accrue on the liquidation preference amount on a quarterly basis at a rate of 5% per annum for the first five years, and thereafter at a rate of 9% per annum, but will only be paid when, as and if declared by the Corporation’s Board of Directors out of assets legally available therefore. The Series G Preferred Stock ranks pari passu with the Corporation’s existing Series A through E, in terms of dividend payments and distributions upon liquidation, dissolution and winding up of the Corporation. The Exchange Agreement relating to this issuance contains limitations on the payment of dividends on common stock, including limiting regular quarterly cash dividends to an amount not exceeding the last quarterly cash dividend paid per share, or the amount publicly announced (if lower), of common stock prior to October 14, 2008, which is $0.07 per share.
     Additionally, the Corporation issued an amended 10-year warrant (the “Warrant”) to the U.S. Treasury to purchase 5,842,259 shares of the Corporation’s common stock at an initial exercise price of $0.7252 per share instead of the exercise price on the original warrant of $10.27 per share. The Warrant has a 10-year term and is exercisable at any time. The exercise price and the number of shares issuable upon exercise of the Warrant are subject to certain anti-dilution adjustments. The Corporation evaluated the fair market value of the new warrant and recognized a $1.2 million increase in value due to the difference between the fair market value of the new and the old warrant as an increase to additional paid-in capital and an increase to the accumulated deficit. The warrant value was calculated using the Cox-Rubinstein binomial option pricing model-based methodology.
     The possible future issuance of equity securities through the exercise of the Warrant could affect the Corporation’s current stockholders in a number of ways, including by:
•	diluting the voting power of the current holders of common stock (the shares underlying the warrant represent approximately 2% of the Corporation’s shares of common stock as of September 30, 2010);

•	diluting the earnings per share and book value per share of the outstanding shares of common stock; and

•	making the payment of dividends on common stock more expensive.
     As mentioned above, on July 30, 2009, the Corporation announced the suspension of dividends for common and all its outstanding series of preferred stock. This suspension was effective with the dividends for the month of August 2009, on the Corporation’s five outstanding series of non-cumulative preferred stock and dividends for the Corporation’s then outstanding Series F Preferred Stock and the Corporation’s common stock. Prior to any resumption of the payment of dividends on or repurchases of any of the remaining outstanding noncumulative preferred stock or common stock, the Corporation must comply with the terms of the Series G Preferred Stock. In addition, prior to the repurchase of any stock for cash, the Corporation must obtain the consent of the U.S. Treasury under certain circumstances.
Stock repurchase plan and treasury stock
     The Corporation has a stock repurchase program under which from time to time it repurchases shares of common stock in the open market and holds them as treasury stock. No shares of common stock were repurchased during 2010 and 2009 by the Corporation. As of September 30, 2010 and December 31, 2009, of the total amount of common stock repurchased in prior years, 9,897,800 shares were held as treasury stock and were available for general corporate purposes.

18 — REGULATORY MATTERS
     Effective June 2, 2010, FirstBank, by and through its Board of Directors, entered into the Order with the FDIC and the Office of the Commissioner of Financial Institutions of Puerto Rico, a copy of which is attached as Exhibit 10.1 of the Form 8-K filed by the Corporation on June 4, 2010. This Order provides for various things, including (among other things) the following: (1) within 30 days of entering into the Order, the development by FirstBank of a capital plan to achieve over time a leverage ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 10% and a total risk-based capital ratio of at least 12%, (2) the preparation by FirstBank of strategic, liquidity and earnings plans and related projections within certain timetables set forth in the Order and on an ongoing basis, (3) the preparation by FirstBank of plans for reducing criticized assets and delinquent loans within timeframes set forth in the Order, (4) the requirement for First Bank board approval prior to the extension of credit to classified borrowers, (5) certain limitations with respect to brokered deposits, including the need for pre-approval by the FDIC of the issuance of brokered deposits (6) the establishment by FirstBank of a comprehensive policy and methodology for determining the allowance for loan and lease losses and the review and revision of loan policies, including the non-accrual policy, and (7) the operation by FirstBank under adequate and effective programs of independent loan review and appraisal compliance and under an effective policy for managing sensitivity to interest rate risk. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Order. Although all the regulatory capital ratios exceeded the established “well capitalized” levels at September 30, 2010, because of the Order with the FDIC, FirstBank cannot be treated as “well capitalized” institution under regulatory guidance.
     Effective June 3, 2010, First BanCorp entered into the Written Agreement with the FED, a copy of which is attached as Exhibit 10.2 of the Form 8-K filed by the Corporation on June 4, 2010. The Agreement provides, among other things, that the holding company must serve as a source of strength to FirstBank, and that, except upon consent of the FED, (1) the holding company may not pay dividends to stockholders or receive dividends from FirstBank, (2) the holding company and its nonbank subsidiaries may not make payments on trust preferred securities or subordinated debt, and (3) the holding company cannot incur, increase or guarantee debt or repurchase any capital securities. The Agreement also requires that the holding company submit a capital plan which reflects sufficient capital at First BanCorp on a consolidated basis, which must be acceptable to the FED, and follow certain guidelines with respect to the appointment or change in responsibilities of senior officers. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Written Agreement.
     The Corporation submitted its capital plan setting forth how it plans to improve capital positions to comply with the above mentioned Agreements over time. The primary objective of this Capital Plan is to improve the Corporation’s capital structure in order to (1) enhance its ability to operate in the current economic environment, (2) be in a position to continue executing business strategies to return to profitability and (3) achieve certain minimum capital ratios over time. Specifically, the capital plan details how the Bank will attempt to achieve a total capital to risk-weighted assets ratio of at least 12%, a Tier 1 capital to risk-weighted assets ratio of at least 10% and a leverage ratio of at least 8%. The Capital Plan sets forth the following capital restructuring initiatives as well as various deleveraging strategies: (1) the exchange of shares of the Corporation’s preferred stock held by the U.S. Treasury for common stock; (2) the exchange of shares of the Corporation’s common stock for any and all of the Corporation’s outstanding Series A through E Preferred Stock; and (3) a $500 million capital raise through the issuance of new common shares for cash. As discussed in Note 1, the Corporation has completed the transactions designed to accomplish the first two initiatives, including the exchange of 89% of the outstanding Series A through E Preferred Stock and the conversion of the preferred stock held by the U.S. Treasury into a new series of preferred stock that are mandatorily convertible into shares of common stock.
     In addition to the capital plan, the Corporation has submitted to its regulators a liquidity and brokered deposit plan, including a contingency funding plan, a non-performing asset reduction plan, a budget and profit plan, a strategic plan and a plan for the reduction of classified and special mention assets. Further, the Corporation have reviewed and enhanced the Corporation’s loan review program, various credit policies, the Corporation’s treasury and investments policy, the Corporation’s asset classification and allowance for loan and lease losses and non-accrual policies, the Corporation’s charge-off policy and the Corporation’s appraisal program. The Agreements also require the submission to the regulators of quarterly progress reports.
     The Order imposes no other restrictions on the FirstBank’s products or services offered to customers, nor do they impose any type of penalties or fines upon FirstBank or the Corporation. Concurrent with the Order, the FDIC has granted FirstBank temporary waivers to enable it to continue accessing the brokered deposit market through December 31, 2010. FirstBank will request approvals for future periods.

19 — INCOME TAXES
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
     The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through an International Banking Entities (“IBE”) of the Bank and through the Bank’s subsidiary, FirstBank Overseas Corporation, in which the interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation. Under the Act, all IBEs are subject to the special 5% tax on their net income not otherwise subject to tax pursuant to the PR Code. This temporary measure is also effective for tax years that commenced after December 31, 2008 and before January 1, 2012. The IBE and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico. IBEs that operate as a unit of a bank pay income taxes at normal rates to the extent that the IBEs’ net income exceeds 20% of the bank’s total net taxable income.
     For the quarter and nine-month period ended September 30, 2010, the Corporation recognized an income tax benefit of $1.0 million and an income tax expense of $9.7 million, respectively, compared to income tax expense of $113.5 million and $1.2 million recorded for the same periods in 2009. The variance in income tax expense mainly resulted from the impact in the third quarter of 2009 of a non-cash charge of approximately $152.2 million to increase the valuation allowance for the Corporation’s deferred tax asset. The income tax benefit recorded for the third quarter of 2010 was mainly related to the operations of FirstBank Overseas, which had a pre-tax loss of $30.5 million during the third quarter, driven by its share of the loss on the early extinguishment of repurchase agreements. This entity was profitable for the nine-month period ended September 30, 2010. Meanwhile, the income tax expense for the first nine months of 2010 is related to the operations of profitable subsidiaries.
     As of September 30, 2010, the deferred tax asset, net of a valuation allowance of $290.5 million, amounted to $101.2 million compared to $109.2 million as of December 31, 2009. The decrease was associated with a $3.5 million increase in the valuation allowance related to deferred tax assets created prior to 2010 and the creation of deferred tax liabilities in connection with unrealized gains on available for sale securities; the unrealized gains on available-for-sale securities were recorded as part of other comprehensive income.
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

     In assessing the weight of positive and negative evidence, a significant negative factor that resulted in increases of the valuation allowance was that the Corporation’s banking subsidiary FirstBank Puerto Rico continues in a three-year historical cumulative loss position as of the end of the third quarter of 2010, mainly as a result of charges to the provision for loan and lease losses, especially in the construction loan portfolio in both, Puerto Rico and Florida markets, as a result of the economic downturn. As of September 30, 2010, management concluded that $101.2 million of the deferred tax assets will be realized. In assessing the likelihood of realizing the deferred tax assets, management has considered all four sources of taxable income mentioned above and, even though the Corporation expects to be profitable in the near future and be able to realize the deferred tax asset, given current uncertain economic conditions, the Corporation has only relied on tax-planning strategies as the main source of taxable income to realize the deferred tax asset amount. Among the most significant tax-planning strategies identified are: (i) sale of appreciated assets, (ii) consolidation of profitable and unprofitable companies (in Puerto Rico each company files a separate tax return; no consolidated tax returns are permitted), and (iii) deferral of deductions without affecting their utilization. In line with these strategies, effective July 1, 2010 the operations conducted by First Leasing and Grupo Empresas de Servicios Financieros (PR Finance) as separate subsidiaries were merged with and into FirstBank. Management will continue monitoring the likelihood of realizing the deferred tax assets in future periods. If future events differ from management’s September 30, 2010 assessment, an additional valuation allowance may need to be established, which may have a material adverse effect on the Corporation’s results of operations. Similarly, to the extent the realization of a portion, or all, of the tax asset becomes “more likely than not” based on changes in circumstances (such as, improved earnings, changes in tax laws or other relevant changes), a reversal of that portion of the deferred tax asset valuation allowance will then be recorded.
     The increase in the valuation allowance does not have any impact on the Corporation’s liquidity, nor does such an allowance preclude the Corporation from using tax losses, tax credits or other deferred tax assets in the future.
     FASB guidance prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken on income tax returns. Under the authoritative accounting guidance, income tax benefits are recognized and measured based upon a two-step model: 1) a tax position must be more likely than not to be sustained based solely on its technical merits in order to be recognized, and 2) the benefit is measured as the largest dollar amount of that position that is more likely than not to be sustained upon settlement. The difference between the benefit recognized in accordance with this model and the tax benefit claimed on a tax return is referred to as unrecognized tax benefits (“UTB”).
     During the second quarter of 2009, the Corporation reversed UTBs of $10.8 million and related accrued interest of $3.5 million due to the lapse of the statute of limitations for the 2004 taxable year. Also, in July 2009, the Corporation entered into an agreement with the Puerto Rico Department of the Treasury to conclude an income tax audit and to eliminate all possible income and withholding tax deficiencies related to taxable years 2005, 2006, 2007 and 2008. As a result of such agreement, the Corporation reversed during the third quarter of 2009 the remaining UTBs and related interest by approximately $2.9 million, net of the payment made to the Puerto Rico Department of the Treasury in connection with the conclusion of the tax audit. There were no UTBs outstanding as of September 30, 2010 and December 31, 2009.
     The Corporation classified all interest and penalties, if any, related to tax uncertainties as income tax expense. For the first nine months of 2009, the total amount of accrued interest reversed by the Corporation through income tax expense was $6.8 million. The amount of UTBs may increase or decrease for various reasons, including changes in the amounts for current tax year positions, the expiration of open income tax returns due to the expiration of statutes of limitations, changes in management’s judgment about the level of uncertainty, the status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions.
20 — FAIR VALUE
Fair Value Option
Medium-Term Notes
     The Corporation elected the fair value option for certain medium term notes that were hedged with interest rate swaps that were previously designated for fair value hedge accounting. As of September 30, 2010 and December 31, 2009, these medium-term notes had a fair value of $11.1 million and $13.4 million, respectively, and principal balance of $15.4 million recorded in notes payable. Interest paid/accrued on these instruments is recorded as part of interest expense and the accrued interest is part of the fair value of the notes. Electing the fair value option allows the Corporation to eliminate the burden of complying with the requirements for hedge accounting (e.g., documentation and effectiveness assessment) without introducing earnings volatility.
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
     For the quarter and nine-month period ended September 30, 2010, there have been no transfers into or out of Level 1 and Level 2 measurements of the fair value hierarchy.
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

     The following table presents the estimated fair value and carrying value of financial instruments as of September 30, 2010 and December 31, 2009.

	Total Carrying		Total Carrying
	Amount in		Amount in
	Statement of		Statement of
	Financial	Fair Value	Financial	Fair Value
	Condition	Estimated	Condition	Estimated
	9/30/2010	9/30/2010	12/31/2009	12/31/2009
	(In thousands)
Assets:
Cash and due from banks and money market investments	$904,626	$904,626	$704,084	$704,084
Investment securities available for sale	2,976,180	2,976,180	4,170,782	4,170,782
Investment securities held to maturity	489,967	513,569	601,619	621,584
Other equity securities	64,310	64,310	69,930	69,930
Loans receivable, including loans held for sale	12,189,222		13,949,226
Less: allowance for loan and lease losses	(608,526)		(528,120)

Loans, net of allowance	11,580,696	11,104,113	13,421,106	12,811,010

Derivatives, included in assets	1,537	1,537	5,936	5,936

Liabilities:
Deposits	12,543,567	12,720,872	12,669,047	12,801,811
Loans payable	—	—	900,000	900,000
Securities sold under agreements to repurchase	1,400,000	1,537,030	3,076,631	3,242,110
Advances from FHLB	835,440	872,852	978,440	1,025,605
Notes Payable	25,057	23,567	27,117	25,716
Other borrowings	231,959	63,587	231,959	80,267
Derivatives, included in liabilities	7,211	7,211	6,467	6,467
Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Corporation has elected the fair value option, are summarized below:

	As of September 30, 2010				As of December 31, 2009
	Fair Value Measurements Using				Fair Value Measurements Using
				Assets / Liabilities				Assets / Liabilities
(In thousands)	Level 1	Level 2	Level 3	at Fair Value	Level 1	Level 2	Level 3	at Fair Value
Assets:
Securities available for sale :
Equity securities	$71	$—	$—	$71	$303	$—	$—	$303
U.S. Treasury Securities	611,940	—	—	611,940	—	—	—	—
Non-callable U.S. agency debt	305,204	—	—	305,204	—	—	—	—
Callable U.S. agency debt and MBS	—	1,745,085	—	1,745,085	—	3,949,799	—	3,949,799
Puerto Rico Government Obligations	—	233,850	2,630	236,480	—	136,326	—	136,326
Private label MBS	—	—	77,400	77,400	—	—	84,354	84,354
Derivatives, included in assets:
Interest rate swap agreements	—	427	—	427	—	319	—	319
Purchased interest rate cap agreements	—	1	—	1	—	224	4,199	4,423
Purchased options used to manage exposure to the stock market on embeded stock indexed options	—	1,109	—	1,109	—	1,194	—	1,194
Liabilities:								—
Medium-term notes	—	11,053	—	11,053	—	13,361	—	13,361
Derivatives, included in liabilities:
Interest rate swap agreements		6,171	—	6,171	—	5,068	—	5,068
Written interest rate cap agreements	—	1	—	1	—	201	—	201
Embedded written options on stock index deposits and notes payable	—	1,039	—	1,039	—	1,198	—	1,198

	Changes in Fair Value for the Quarter Ended September 30, 2010, for	Changes in Fair Value for the Nine-Month Period Ended
	items Measured at Fair Value Pursuant to Election of the Fair Value	September 30, 2010, for items Measured at Fair Value Pursuant
	Option	to Election of the Fair Value Option
	Unrealized Losses and Interest Expense	Unrealized Gains and Interest Expense
(In thousands)	included in Current-Period Earnings (1)	included in Current-Period Earnings (1)
Medium-term notes	$(762)	$1,670

	$(762)	$1,670

(1)	Changes in fair value for the quarter and nine-month period ended September 30, 2010 include interest expense on medium-term notes of $0.2 million and $0.6 million, respectively. Interest expense on medium-term notes that have been elected to be carried at fair value are recorded in interest expense in the Consolidated Statement of (Loss) Income based on their contractual coupons.

	Changes in Fair Value for the Quarter Ended			Changes in Fair Value for the Nine-Month Period Ended
	September 30, 2009, for items Measured at Fair Value Pursuant			September 30, 2009, for items Measured at Fair Value Pursuant
	to Election of the Fair Value Option			to Election of the Fair Value Option
			Total			Total
			Changes in Fair Value			Changes in Fair Value
	Unrealized Losses and	Unrealized Losses and	Unrealized Losses	Unrealized Gains and	Unrealized Losses and	Unrealized Losses
	Interest Expense included	Interest Expense included	and Interest Expense	Interest Expense included	Interest Expense included	and Interest Expense
	in Interest Expense	in Interest Expense	included in	in Interest Expense	in Interest Expense	included in
(In thousands)	on Deposits (1)	on Notes Payable (1)	Current-Period Earnings (1)	on Deposits (1)	on Notes Payable (1)	Current-Period Earnings (1)
Callable brokered CDs	$—	$—	$—	$(2,068)	$—	$(2,068)
Medium-term notes	—	(1,788)	(1,788)	—	(3,637)	(3,637)

	$—	$(1,788)	$(1,788)	$(2,068)	$(3,637)	$(5,705)

(1)	Changes in fair value for the nine-month period ended September 30, 2009 include interest expense on callable brokered CDs of $10.8 million and interest expense on medium-term notes of $0.2 million and $0.6 million for the quarter and first nine months of 2009, respectively. Interest expense on callable brokered CDs and medium term notes that have been elected to be carried at fair value are recorded in interest expense in the Consolidated Statement of Income based on their contractual coupons.
     The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter and nine-month period ended September 30, 2010 and 2009.

	Total Fair Value Measurements		Total Fair Value Measurements
	(Quarter Ended September 30, 2010)		(Nine-Month Period Ended September 30, 2010)
		Securities Available For
Level 3 Instruments Only	Derivatives (1)	Sale (2)	Derivatives (1)	Securities Available For Sale (2)
(In thousands)
Beginning balance	$—	$83,442	$4,199	$84,354

Total gains or (losses) (realized / unrealized):
Included in earnings	—	—	(1,152)	—
Included in other comprehensive income	—	1,090	—	5,060
Purchases	—	—	—	2,584
Principal repayments and amortization	—	(4,502)	—	(11,968)
Other (1)	—	—	(3,047)	—

Ending balance	$—	$80,030	$—	$80,030

(1)	Amounts related to the valuation of interest rate cap agreements. The counterparty to these interest rate cap agreements failed on April 30, 2010 and was acquired by another financial institution through an FDIC assisted transaction. The Corporation currently has a claim with the FDIC.

(2)	Amounts mostly related to certain private label mortgage-backed securities.

	Total Fair Value Measurements		Total Fair Value Measurements
	(Quarter Ended September 30, 2009)		(Nine-Month Period Ended September 30, 2009)
		Securities Available For
Level 3 Instruments Only	Derivatives (1)	Sale (2)	Derivatives (1)	Securities Available For Sale (2)
(In thousands)
Beginning balance	$3,514	$96,568	$760	$113,983

Total gains or (losses) (realized / unrealized):
Included in earnings	(1,047)	(209)	1,707	(1,270)
Included in other comprehensive income	—	1,580	—	336
Principal repayments and amortization	—	(5,853)	—	(20,963)

Ending balance	$2,467	$92,086	$2,467	$92,086

(1)	Amounts related to the valuation of interest rate cap agreements.

(2)	Amounts mostly related to certain private label mortgage-backed securities.

          The table below summarizes changes in unrealized gains and losses recorded in earnings for the quarter and nine-month period ended September 30, 2009 for Level 3 assets and liabilities that are still held at the end of such periods.

	Changes in Unrealized		Changes in Unrealized
	Losses		Gains (Losses)
	Quarter Ended		Nine-Month Period Ended
	September 30, 2009		September 30, 2009
Level 3 Instruments Only		Securities Available For		Securities Available For
(In thousands)	Derivatives	Sale	Derivatives	Sale
Changes in unrealized gains (losses) relating to assets still held at reporting date (1)

Interest income on loans	$(19)	$—	$29	$—
Interest income on investment securities	(1,028)	—	1,678	—
Net impairment losses on investment securities	—	(209)	—	(1,270)

	$(1,047)	$(209)	$1,707	$(1,270)

(1)	Unrealized gains of $1.6 million and $0.3 million on Level 3 available-for-sale securities was recognized as part of comprehensive income for the quarter and nine-month period ended September 30, 2009.
          Additionally, fair value is used on a non-recurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost-or-market accounting (e.g., loans held for sale carried at the lower of cost or fair value and repossessed assets) or write-downs of individual assets (e.g., goodwill, loans).
          As of September 30, 2010, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

				Losses recorded for	Losses recorded for
	Carrying value as of September 30, 2010			the Quarter Ended	the Nine-month period
(In thousands)	Level 1	Level 2	Level 3	September 30, 2010	ended September 30, 2010
Loans receivable (1)	$—	$—	$1,512,091	$87,092	$387,536
Other Real Estate Owned (2)	—	—	82,706	5,880	13,144

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral. The fair values are derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g. absorption rates), which are not market observable.

(2)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates), which are not market observable. Losses are related to market valuation adjustments after the transfer of the loans to the Other Real Estate Owned (“OREO”) portfolio.
          As of September 30, 2009, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

				Losses recorded for	Losses recorded for
	Carrying value as of September 30, 2009			the Quarter Ended	the Nine-month period
(In thousands)	Level 1	Level 2	Level 3	September 30, 2009	ended September 30, 2009
Loans receivable (1)	$—	$—	$994,441	$72,077	$202,645
Other Real Estate Owned (2)	—	—	67,493	3,099	8,260
Core deposit intangible (3)	—	—	7,016	—	3,988

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral. The fair values are derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g. absorption rates), which are not market observable.

(2)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates), which are not market observable. Losses are related to market valuation adjustments after the transfer of the loans to the OREO portfolio.

(3)	Amount represents core deposit intangible of FirstBank Florida. The impairment was generally measured based on internal information about decreases in the base of core deposits acquired upon the acquisition of FirstBank Florida.
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
          Private label MBS are collateralized by fixed-rate mortgages on single-family residential properties in the United States; the interest rate on the securities is variable, tied to 3-month LIBOR and limited to the weighted-average coupon of the underlying collateral. The market valuation represents the estimated net cash flows over the projected life of the pool of underlying assets applying a discount rate that reflects market observed floating spreads over LIBOR, with a widening spread bias on a nonrated security. The market valuation is derived from a model that utilizes relevant assumptions such as prepayment rate, default rate, and loss severity on a loan level basis. The Corporation modeled the cash flow from the fixed-rate mortgage collateral using a static cash flow analysis according to collateral attributes of the underlying mortgage pool (i.e. loan term, current balance, note rate, rate adjustment type, rate adjustment frequency, rate caps, others) in combination with prepayment forecasts obtained from a commercially available prepayment model (ADCO). The variable cash flow of the security is modeled using the 3-month LIBOR forward curve. Loss assumptions were driven by the combination of default and loss severity estimates, taking into account loan credit characteristics (loan-to-value, state, origination date, property type, occupancy loan purpose, documentation type, debt-to-income ratio, other) to provide an estimate of default and loss severity. Refer to Note 4 — Investment securities for additional information about assumptions used in the valuation of private label MBS.
Other equity securities
          Equity or other securities that do not have a readily available fair value are stated at the net realizable value, which management believes is a reasonable proxy for their fair value. This category is principally composed of FHLB stock that is owned by the Corporation to comply with FHLB regulatory requirements. Their realizable value equals their cost as these shares can be freely redeemed at par.
Loans receivable, including loans held for sale
          The fair value of all loans was estimated using discounted cash flow analyses, based on interest rates currently being offered for loans with similar terms and credit quality and with adjustments that the Corporation’s management believes a market participant would consider in determining fair value. Loans were classified by type such as commercial, residential mortgage, credit cards and automobile. These asset categories were further segmented into fixed- and adjustable-rate categories. The fair values of performing fixed-rate and adjustable-rate loans were calculated by discounting expected cash flows through the estimated maturity date. Loans with no stated maturity, like credit lines, were valued at book value. Prepayment assumptions were considered for non-residential loans. For residential mortgage loans, prepayment estimates were based on prepayment experiences of generic U.S. mortgage-backed securities pools with similar characteristics (e.g. coupon and original term) and adjusted based on the Corporation’s historical data. Discount rates were based on the Treasury and LIBOR/Swap Yield Curves at the date of the analysis, and included appropriate adjustments for expected credit losses and liquidity. For impaired collateral dependent loans, the impairment was primarily measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observable transactions involving similar assets in similar locations.
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
          Certain derivatives with limited market activity, as is the case with derivative instruments named as “reference caps,” were valued using models that consider unobservable market parameters (Level 3). Reference caps were used mainly to hedge interest rate risk inherent in private label mortgage-backed securities, thus were tied to the notional amount of the underlying fixed-rate mortgage loans originated in the United States. The counterparty to these derivative instruments failed on April 30, 2010. The Corporation currently has a claim with the FDIC and the exposure to fair value of $3.0 million was recorded as an account receivable. In the past, significant inputs used for the fair value determination consisted of specific characteristics such as information used in the prepayment model which follow the amortizing schedule of the underlying loans, which was an unobservable input. The valuation model used the Black formula, which is a benchmark standard in the financial industry. The Black formula is similar to the Black-Scholes formula for valuing stock options except that the spot price of the underlying is replaced by the forward price. The Black formula uses as inputs the strike price of the cap, forward LIBOR rates, volatility estimates and discount rates to estimate the option value. LIBOR rates and swap rates are obtained from Bloomberg L.P. (“Bloomberg”) every day and are used to build a zero coupon curve based on the Bloomberg LIBOR/Swap curve. The discount factor is then calculated from the zero coupon curve. The cap is the sum of all caplets. For each caplet, the rate is reset at the beginning of each reporting period and payments are made at the end of each period. The cash flow of each caplet is then discounted from each payment date.
          Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments resulted in an unrealized gain of approximately $1.3 million as of September 30, 2010, which includes an unrealized gain of $0.8 million for the first nine months of 2010.

Term notes payable
          The fair value of term notes is determined using a discounted cash flow analysis over the full term of the borrowings. This valuation also uses the “Hull-White Interest Rate Tree” approach to value the option components of the term notes. The model assumes that the embedded options are exercised economically. The fair value of medium-term notes is computed using the notional amount outstanding. The discount rates used in the valuations are based on US dollar LIBOR and swap rates. At-the-money implied swaption volatility term structure (volatility by time to maturity) is used to calibrate the model to current market prices and value the cancellation option in the term notes. For the medium-term notes, the credit risk is measured using the difference in yield curves between swap rates and a yield curve that considers the industry and credit rating of the Corporation as issuer of the note at a tenor comparable to the time to maturity of the note and option. The net gain from fair value changes attributable to the Corporation’s own credit to the medium-term notes for which the Corporation has elected the fair value option recorded for the first nine months of 2010 amounted to $1.9 million, compared to an unrealized loss of $2.9 million for the first nine months of 2009. The cumulative mark-to-market unrealized gain on the medium-term notes since measured at fair value attributable to credit risk amounted to $4.5 million as of September 30, 2010.
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
21 — SUPPLEMENTAL CASH FLOW INFORMATION
          Supplemental cash flow information follows:

	Nine-Month Period Ended September 30,
	2010	2009
	(In thousands)
Cash paid for:

Interest on borrowings	$285,567	$393,463
Income tax	435	503

Non-cash investing and financing activities:

Additions to other real estate owned	77,712	76,677
Additions to auto repossesion	55,826	61,107
Capitalization of servicing assets	5,244	4,929
Loan securitizations	164,904	262,129
Non-cash acquisition of mortgage loans that previously served as collateral of a commercial loan to a local financial institution	—	205,395
Change in par value of common stock	83,287	—
Preferred Stock exchanged for new common stock issued:
Preferred stock exchanged (Series A through E)	476,193	—
New common stock issued	90,806	—
Series F Preferred Stock exchanged for Series G Preferred Stock:
Preferred stock exchanged (Series F)	378,408	—
New Series G Preferred Stock issued	347,386	—
Fair value adjustment on amended common stock warrant	1,179	—
22 — SEGMENT INFORMATION
          Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of September 30, 2010, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States operations and Virgin Islands operations. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments.

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

The following table presents information about the reportable segments (in thousands):

	Mortgage	Consumer	Commercial and	Treasury and	United States	Virgin Islands
(In thousands)	Banking	(Retail) Banking	Corporate	Investments	Operations	Operations	Total
For the quarter ended September 30, 2010:
Interest income	$38,653	$46,131	$58,034	$32,419	$12,416	16,375	$204,028
Net (charge) credit for transfer of funds	(21,677)	1,161	(6,126)	26,642	—	—	—
Interest expense	—	(12,552)	—	(64,769)	(11,348)	(1,657)	(90,326)

Net interest income (loss)	16,976	34,740	51,908	(5,708)	1,068	14,718	113,702

Provision for loan and lease losses	(15,067)	(13,632)	(83,851)	—	(4,137)	(3,795)	(120,482)
Non-interest income	6,348	6,902	2,579	932	235	2,270	19,266
Direct non-interest expenses	(11,532)	(22,395)	(12,860)	(1,403)	(10,401)	(10,233)	(68,824)

Segment (loss) income	$(3,275)	$5,615	$(42,224)	$(6,179)	$(13,235)	$2,960	$(56,338)

Average earnings assets	$2,601,342	$1,573,994	$5,775,249	$4,654,372	$986,730	$930,474	$16,522,161

	Mortgage	Consumer	Commercial and	Treasury and	United States	Virgin Islands
	Banking	(Retail) Banking	Corporate	Investments	Operations	Operations	Total
For the quarter ended September 30, 2009:
Interest income	$39,798	$49,304	$58,859	$61,313	$15,663	17,085	$242,022
Net (charge) credit for transfer of funds	(26,425)	(1,765)	(9,336)	37,526	—	—	—
Interest expense	—	(14,714)	—	(73,836)	(22,463)	(1,876)	(112,889)

Net interest income (loss)	13,373	32,825	49,523	25,003	(6,800)	15,209	129,133

Provision for loan and lease losses	(3,354)	(18,138)	(85,863)	—	(32,346)	(8,389)	(148,090)
Non-interest income	3,212	8,383	1,483	34,042	112	2,757	49,989
Direct non-interest expenses	(8,105)	(23,717)	(9,882)	(1,654)	(7,077)	(11,190)	(61,625)

Segment income (loss)	$5,126	$(647)	$(44,739)	$57,391	$(46,111)	$(1,613)	$(30,593)

Average earnings assets	$2,726,367	$1,757,626	$6,115,810	$6,177,819	$1,430,889	$977,723	$19,186,234

	Mortgage	Consumer	Commercial and	Treasury and	United States	Virgin Islands
	Banking	(Retail) Banking	Corporate	Investments	Operations	Operations	Total
For the nine-month period ended September 30, 2010:
Interest income	$118,313	$140,820	$174,567	$114,401	$39,654	$52,125	$639,880
Net (charge) credit for transfer of funds	(71,189)	5,982	(19,436)	84,643	—	—	—
Interest expense	—	(39,669)	—	(211,632)	(34,176)	(4,776)	(290,253)

Net interest income (loss)	47,124	107,133	155,131	(12,588)	5,478	47,349	349,627

Provision for loan and lease losses	(60,505)	(37,048)	(214,950)	—	(108,950)	(16,787)	(438,240)
Non-interest income	10,765	21,670	7,184	55,805	550	8,143	104,117
Direct non-interest expenses	(29,820)	(71,546)	(50,022)	(4,428)	(32,410)	(31,742)	(219,968)

Segment (loss) income	$(32,436)	$20,209	$(102,657)	$38,789	$(135,332)	$6,963	$(204,464)

Average earnings assets	$2,674,753	$1,621,958	$6,073,657	$5,180,125	$1,131,391	$1,000,797	$17,682,681

	Mortgage	Consumer	Commercial and	Treasury and	United States	Virgin Islands
	Banking	(Retail) Banking	Corporate	Investments	Operations	Operations	Total
For the nine-month period ended September 30, 2009:
Interest income	$116,566	$150,786	$183,930	$197,561	$51,912	52,370	$753,125
Net (charge) credit for transfer of funds	(82,420)	(3,648)	(53,774)	139,842	—	—	—
Interest expense	—	(46,432)	—	(262,224)	(55,136)	(7,588)	(371,380)

Net interest income	34,146	100,706	130,156	75,179	(3,224)	44,782	381,745

Provision for loan and lease losses	(24,283)	(32,782)	(229,794)	—	(133,126)	(22,686)	(442,671)
Non-interest income	6,369	24,162	3,975	59,929	1,330	7,692	103,457
Direct non-interest expenses	(23,835)	(71,490)	(31,779)	(5,366)	(29,092)	(34,821)	(196,383)

Segment (loss) income	$(7,603)	$20,596	$(127,442)	$129,742	$(164,112)	$(5,033)	$(153,852)

Average earnings assets	$2,635,929	$1,793,601	$6,220,832	$5,919,854	$1,475,681	$985,711	19,031,608

          The following table presents a reconciliation of the reportable segment financial information to the consolidated totals:

	Quarter Ended		Nine-month Period Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss:

Total loss for segments and other	$(56,338)	$(30,593)	$(204,464)	$(153,852)
Other operating expenses	(19,858)	(21,152)	(58,687)	(66,910)

Loss before income taxes	(76,196)	(51,745)	(263,151)	(220,762)
Income tax benefit (expense)	963	(113,473)	(9,721)	(1,223)

Total consolidated net loss	$(75,233)	$(165,218)	$(272,872)	$(221,985)

Average assets:

Total average earning assets for segments	$16,522,161	$19,186,234	$17,682,681	$19,031,608
Average non-earning assets	728,079	1,016,657	746,064	826,410

Total consolidated average assets	$17,250,240	$20,202,891	$18,428,745	$19,858,018

23 — COMMITMENTS AND CONTINGENCIES
          The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and commitments to sell mortgage loans at fair value. As of September 30, 2010, commitments to extend credit amounted to approximately $841.0 million and standby letters of credit amounted to approximately $81.1 million. Included in commitments to extend credit is a $50.0 million participation in a loan extended for the construction of a resort facility in Puerto Rico. The Corporation does not expect to disburse this commitment until 2012. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. In the case of credit cards and personal lines of credit, the Corporation can cancel the unused credit facility at any time and without cause. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with prospective borrowers.
          Lehman Brothers Special Financing, Inc. (“Lehman”) was the counterparty to the Corporation on certain interest rate swap agreements. During the third quarter of 2008, Lehman failed to pay the scheduled net cash settlement due to the Corporation, which constituted an event of default under those interest rate swap agreements. The Corporation terminated all interest rate swaps with Lehman and replaced them with other counterparties under similar terms and conditions. In connection with the unpaid net cash settlement due as of September 30, 2010 under the swap agreements, the Corporation has an unsecured counterparty exposure with Lehman, which filed for bankruptcy on October 3, 2008, of approximately $1.4 million. This exposure was reserved in the third quarter of 2008. The Corporation had pledged collateral of $63.6 million with Lehman to guarantee its performance under the swap agreements in the event payment thereunder was required. The book value of pledged securities with Lehman as of September 30, 2010 amounted to approximately $64.5 million.
          The Corporation believes that the securities pledged as collateral should not be part of the Lehman bankruptcy estate given the fact that the posted collateral constituted a performance guarantee under the swap agreements and was not part of a financing agreement, and that ownership of the securities was never transferred to Lehman. Upon termination of the interest rate swap agreements, Lehman’s obligation was to return the collateral to the Corporation. During the fourth quarter of 2009, the Corporation discovered that Lehman Brothers, Inc., acting as agent of Lehman, had deposited the securities in a custodial account at JP Morgan Chase, and that, shortly before the filing of the Lehman bankruptcy proceedings, it had provided instructions to have most of the securities transferred to Barclay’s Capital (“Barclays”) in New York. After Barclay’s refusal to turn over the securities, during December 2009, the Corporation filed a lawsuit against Barclays in federal court in New York demanding the return of the securities.
          During February 2010, Barclays filed a motion with the court requesting that the Corporation’s claim be dismissed on the grounds that the allegations of the complaint are not sufficient to justify the granting of the remedies therein sought. Shortly thereafter, the Corporation filed its opposition motion. A hearing on the motions was held in court on April 28, 2010. The court, on that date, after hearing the arguments by both sides, concluded that the Corporation’s equitable-based causes of action, upon which the return of the investment securities is being demanded, contain allegations that sufficiently plead facts warranting the denial of Barclays’ motion to dismiss the Corporation’s claim. Accordingly, the judge ordered the case to proceed to trial. Subsequent to the decision handed down by the court, the district court judge transferred the case to the Lehman bankruptcy court for trial. While the Corporation believes it has valid reasons to support its claim for the return of the securities, the Corporation may not succeed in its litigation against Barclays to recover all or a substantial portion of the securities.
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
          As of September 30, 2010, First BanCorp and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. Management believes that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position or results of operations.

24 — FIRST BANCORP (Holding Company Only) Financial Information
          The following condensed financial information presents the financial position of the Holding Company only as of September 30, 2010 and December 31, 2009 and the results of its operations for the quarter and nine-month period ended September 30, 2010 and 2009.

	As of	As of
	September 30,	December 31,
	2010	2009
	(In thousands)
Assets

Cash and due from banks	$43,216	$55,423
Money market investments	300	300
Investment securities available for sale, at market:
Equity investments	71	303
Other investment securities	1,300	1,550
Investment in FirstBank Puerto Rico, at equity	1,493,513	1,754,217
Investment in FirstBank Insurance Agency, at equity	6,402	6,709
Investment in PR Finance, at equity	—	3,036
Investment in FBP Statutory Trust I	3,093	3,093
Investment in FBP Statutory Trust II	3,866	3,866
Other assets	5,076	3,194

Total assets	$1,556,837	$1,831,691

Liabilities & Stockholders’ Equity

Liabilities:
Other borrowings	$231,959	$231,959
Accounts payable and other liabilities	2,899	669

Total liabilities	234,858	232,628

Stockholders’ equity	1,321,979	1,599,063

Total Liabilities & Stockholders’ Equity	$1,556,837	$1,831,691

	Quarter Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(In thousands)
Income:

Interest income on other investments	$1	$—	$1	$1
Dividends from FirstBank Puerto Rico	—	847	1,522	45,786
Dividends from other subsidiaries	—	—	1,400	—
Other income	56	56	157	197

	57	903	3,080	45,984

Expense:

Notes payable and other borrowings	1,850	1,870	5,219	6,599
Other operating expenses	862	516	2,372	1,678

	2,712	2,386	7,591	8,277

Net gain (loss) on investments and impairments	—	248	(603)	(140)

(Loss) income before income taxes and equity in undistributed losses of subsidiaries	(2,655)	(1,235)	(5,114)	37,567

Income tax provision	(8)	—	(8)	(3)

Equity in undistributed losses of subsidiaries	(72,570)	(163,983)	(267,750)	(259,549)

Net loss	$(75,233)	$(165,218)	$(272,872)	$(221,985)

25 — SUBSEQUENT EVENTS
          The Company has performed an evaluation of all other events occurring subsequent to September 30, 2010, management has determined that there are no additional events occurring in this period that required disclosure in or adjustment to the accompanying financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
SELECTED FINANCIAL DATA
(In thousands, except for per share and financial ratios)

	Quarter ended		Nine-month period ended
	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Condensed Income Statements:
Total interest income	$204,028	$242,022	$639,880	$753,125
Total interest expense	90,326	112,889	290,253	371,380
Net interest income	113,702	129,133	349,627	381,745
Provision for loan and lease losses	120,482	148,090	438,240	442,671
Non-interest income	19,266	49,989	104,117	103,457
Non-interest expenses	88,682	82,777	278,655	263,293
Loss before income taxes	(76,196)	(51,745)	(263,151)	(220,762)
Income tax benefit (expense)	963	(113,473)	(9,721)	(1,223)
Net loss	(75,233)	(165,218)	(272,872)	(221,985)
Net income (loss) available to common stockholders, basic	357,787	(174,689)	147,826	(262,741)
Net income (loss) available to common stockholders, diluted	363,413	(174,689)	153,452	(262,741)
Per Common Share Results:
Net income (loss) per share basic	$2.09	$(1.89)	$1.24	$(2.84)
Net income (loss) per share diluted	$0.28	$(1.89)	$0.31	$(2.84)
Cash dividends declared	$—	$—	$—	$0.14
Average shares outstanding	171,483	92,511	119,131	92,511
Average shares outstanding diluted	1,298,275	92,511	498,856	92,511
Book value per common share	$2.85	$8.34	$2.85	$8.34
Tangible book value per common share (1)	$2.71	$7.85	$2.71	$7.85
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	(1.73)	(3.27)	(1.98)	(1.49)
Interest Rate Spread (2)	2.55	2.66	2.46	2.57
Net Interest Margin (2)	2.83	2.95	2.74	2.91
Return on Average Total Equity	(21.28)	(35.47)	(24.40)	(15.53)
Return on Average Common Equity	(50.80)	(74.62)	(62.75)	(34.94)
Average Total Equity to Average Total Assets	8.13	9.22	8.11	9.60
Tangible common equity ratio (1)	5.21	3.62	5.21	3.62
Dividend payout ratio	—	—	—	(4.93)
Efficiency ratio (3)	66.69	46.21	61.41	54.26
Asset Quality:
Allowance for loan and lease losses to loans receivable	5.00	3.43	5.00	3.43
Net charge-offs (annualized) to average loans	3.74	2.53	3.67	2.52
Provision for loan and lease losses to net charge-offs	103.63	175.56	122.47	175.17
Non-performing assets to total assets	10.01	8.39	10.01	8.39
Non-performing loans to total loans receivable	12.36	11.21	12.36	11.21
Allowance to total non-performing loans	40.41	30.64	40.41	30.64
Allowance to total non-performing loans excluding residential real estate loans	56.43	42.90	56.43	42.90
Other Information:
Common Stock Price: End of period	$0.28	$3.05	$0.28	$3.05

	As of	As of
	September 30,	December 31,
	2010	2009
Balance Sheet Data:
Loans and loans held for sale	$12,189,222	$13,949,226
Allowance for loan and lease losses	608,526	528,120
Money market and investment securities	3,745,951	4,866,617
Intangible assets	42,771	44,698
Deferred tax asset, net	101,248	109,197
Total assets	16,678,879	19,628,448
Deposits	12,543,567	12,669,047
Borrowings	2,492,456	5,214,147
Total preferred equity	411,876	928,508
Total common equity	879,808	644,062
Accumulated other comprehensive income, net of tax	30,295	26,493
Total equity	1,321,979	1,599,063

(1)	Non-GAAP measure. Refer to “Capital” discussion below for additional information about the components and reconciliation of these measures.

(2)	On a tax-equivalent basis and excluding the changes in fair value of derivative and financial instruments and financial liabilities measured at fair value (see “Net Interest Income” discussion below for a reconciliation of this non-gaap measure).

(3)	Non-interest expenses to the sum of net interest income and non-interest income. The denominator includes non recurring income and changes in the fair value of derivative instruments and financial liabilities measured at fair value.

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the accompanying consolidated unaudited financial statements of First BanCorp and should be read in conjunction with the interim unaudited financial statements and the notes thereto. First BanCorp, incorporated under the laws of the Commonwealth of Puerto Rico, is sometimes referred in this Quarterly Report on Form 10-Q as “the Corporation”, “we”, “our.”
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
     As described in Item 1, Note 18, Regulatory Matters, FirstBank is currently operating under a Consent Order ( the “Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and First BanCorp has entered into a Written Agreement (the “Written Agreement” and collectively with the Order the “Agreements”) with the Board of Governors of the Federal Reserve System (the “FED” or “Federal Reserve”).
     As discussed in Item 1, Note 1 to the Consolidated Financial Statements, the Corporation has assessed its ability to continue as a going concern and has concluded that, based on current and expected liquidity needs and sources, management expects the Corporation to be able to meet its obligations for a reasonable period of time. The Corporation has $3.2 billion of traditional brokered certificates of deposit (“brokered CDs”) maturing within twelve months from September 30, 2010. The Corporation has continued to issue brokered CDs pursuant to temporary approvals received from the FDIC to renew or roll over certain amounts of brokered CDs through December 31, 2010. Management anticipates it will continue to obtain waivers from the restrictions to issue brokered CDs under the Order to meet its obligations and execute its business plans. If unanticipated market factors emerge, or if the Corporation is unable to raise additional capital or complete the identified alternative capital preservation initiatives, successfully execute its plans, or comply with the Order, its banking regulators could take further action, which could include actions that may have a material adverse effect on the Corporation’s business, results of operations and financial position. Also see “Liquidity and Capital Adequacy.”
OVERVIEW OF RESULTS OF OPERATIONS
     First BanCorp’s results of operations generally depend primarily upon its net interest income, which is the difference between the interest income earned on its interest-earning assets, including investment securities and loans, and the interest expense incurred on its interest-bearing liabilities, including deposits and borrowings. Net interest income is affected by various factors, including: the interest rate scenario; the volumes, mix and composition of interest-earning assets and interest-bearing liabilities; and the re-pricing characteristics of these assets and liabilities. The Corporation’s results of operations also depend on the provision for loan and lease losses, which significantly affected the results for the quarter ended September 30, 2010, non-interest expenses (such as personnel, occupancy, insurance premiums and other costs), non-interest income (mainly service charges and fees on loans and deposits and insurance income), gains (losses) on sales of investments, gains (losses) on mortgage banking activities, and income taxes.
     Net loss for the quarter ended September 30, 2010 amounted to $75.2 million, compared to a net loss of $165.2 million for the quarter ended September 30, 2009. The Corporation’s financial results for the third quarter of 2010, as compared to the third quarter of 2009, were principally impacted by (i) the impact in 2009 of a non-cash charge of $152.2 million to increase the deferred tax asset valuation allowance, and (ii) a reduction of $27.6 million in the provision for loan and lease losses related to lower charges to specific reserves, a slower migration of loans to non-performing status and the overall decline in the size of the loan portfolio. These factors were partially offset by (i) a decrease of $30.7 million in non-interest income driven by a reduction of $33.7 million in gains on sale of investments due to a lower volume of sales, aside from a nominal loss of $0.3 million resulting from a transaction on which the Corporation sold mortgage-backed securities realizing a gain of $47.1 million that was offset by the cost of $47.4 million for the early extinguishment of a matching set of repurchase agreements, (ii) a decrease of $15.4 million in net interest income mainly resulting from the Corporation’s deleveraging strategies to preserve its capital position and from higher than historical levels of liquidity maintained in the balance sheet due to the current economic environment, and (iii) an increase of $5.9 million in non-interest expenses driven by increases in the FDIC deposit insurance premium and higher losses on real estate owned (REO) operations due to write-downs to the value of repossessed properties and higher costs associated with a larger inventory.
     The key drivers of the Corporation’s financial results for the quarter ended September 30, 2010 include the following:
•	Net interest income for the quarter ended September 30, 2010 was $113.7 million, compared to $129.1 million for the same period in 2009. The decrease is mainly associated with the deleveraging of the Corporation’s balance sheet to preserve its capital position, including sales of approximately $2.2 billion of investment securities over the last 12 months, mainly U.S. agency mortgage-backed securities (“MBS”), and loan repayments. Net interest income was also affected by compressions in net interest margin, which on an adjusted tax-equivalent basis decreased to 2.83% for the third quarter of 2010 from 2.95% for the same period in 2009, mainly due to lower yields on investments and the adverse impact of maintaining higher than historical liquidity levels. Approximately $1.2 billion in investment securities were called over the last twelve months and were replaced with lower yielding U.S. agency investment securities. These factors were partially offset by the favorable impact of lower deposit pricing and the roll-off and repayments of higher cost funds, such as maturing brokered CDs and repurchase agreements, and improved spreads in commercial loans. Refer to the “Net Interest Income” discussion below for additional information.

•	For the third quarter of 2010, the Corporation’s provision for loan and lease losses amounted to $120.5 million, compared to $148.1 million for the same period in 2009. Refer to the discussion under “Risk Management” below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios. The decrease in the provision for 2010 was primarily due to lower charges to specific reserves, a slower migration of loans to non-performing status and the overall reduction of the loan portfolio. Much of the decrease in the provision is related to the construction loan portfolio in Florida and the commercial and industrial (C&I) portfolio in Puerto Rico.

•	The Corporation’s net charge-offs for the third quarter of 2010 were $116.3 million or 3.74% of average loans on an annualized basis, compared to $84.4 million or 2.53% of average loans on an annualized basis for the same period in 2009, an increase mainly related to impaired loans for which the Corporation had previously established adequate specific reserves, including charge-offs of $27.1 million for non-performing construction and commercial mortgage loans sold during the third quarter in Florida. Refer to the “Provision for Loan and Lease Losses” and “Risk Management – Non-performing assets and Allowance for Loan and Lease Losses” sections below for additional information.

•	For the quarter ended September 30, 2010, the Corporation’s non-interest income amounted to $19.3 million, compared to $50.0 million for the quarter ended September 30, 2009. The decrease was mainly due to lower gains on sale of investments securities, as the Corporation realized gains of approximately $1.7 million on the sale of approximately $61.9 million of MBS, versus the $34.0 million aggregate gain recorded on the sale of approximately $613 million of U.S. agency MBS, $98 million of U.S Treasury Notes and VISA Class A shares in the third quarter of 2009. Also, a nominal loss of approximately $0.3 million was recorded in the third quarter, resulting from a transaction in which the Corporation sold approximately $1.2 billion in MBS, combined with the unwinding of a matching set of repurchase agreements as part of a balance sheet repositioning strategy. Partially offsetting these factors were increased gains from mortgage banking activities resulting from a higher volume of loans sold in the secondary market. Refer to the “Non Interest Income” discussion below for additional information.

•	Non-interest expenses for the third quarter of 2010 amounted to $88.7 million, compared to $82.8 million for the same period in 2009. The increase is mainly related to a $7.8 million increase in the FDIC insurance premium expense, as premium rates increased and the level of deposits grew compared to 2009, and an increase of $3.2 million in losses on REO operations, driven by write-downs and costs associated with a larger inventory. This was partially offset by a decrease of $4.6 million in employees’ compensation reflecting further reductions in bonuses and other employee benefits and the headcount reduction. Refer to the “Non Interest Expenses” discussion below for additional information.

•	For the third quarter of 2010, the Corporation recorded an income tax benefit of $1.0 million, compared to an income tax expense of $113.5 million for the same period in 2009. The 2009 results included a non-cash charge of approximately $152.2 million to increase the valuation allowance for the Corporation’s deferred tax asset. The income tax benefit for the third quarter of 2010 was mainly related to the operations of FirstBank Overseas, a profitable subsidiary for the first nine months of 2010, due to its share in the loss on the early extinguishment of repurchase agreements. Refer to the “Income Taxes” discussion below for additional information.

•	Total assets as of September 30, 2010 amounted to $16.7 billion, a decrease of $2.9 billion compared to total assets as of December 31, 2009. The decrease in total assets was primarily a result of a net decrease of $1.8 billion in the loan portfolio largely attributable to repayments of credit facilities extended to the Puerto Rico government and/or political subdivisions coupled with charge-offs, the sale of non-performing loans and a higher allowance for loan and lease losses. Also, there was a decrease of $1.3 billion in investment securities driven by sales of MBS. The decrease in assets is consistent with the Corporation’s deleveraging and balance sheet repositioning strategies to, among other things, preserve its capital position and enhance net interest margins in the future. Refer to the “Financial Condition and Operating Data” discussion below for additional information.

•	As of September 30, 2010, total liabilities amounted to $15.4 billion, a decrease of approximately $2.7 billion, as compared to $18.0 billion as of December 31, 2009. The decrease in total liabilities is mainly attributable to a $1.7 billion decrease in repurchase agreements driven by the early extinguishment of approximately $1 billion of long-term repurchase agreements as part of the Corporation’s balance sheet repositioning strategies and the nonrenewal of maturing repurchase agreements. Also, there was a decrease of $900 million and $143 million in advances from the FED and the Federal Home Loan Bank (“FHLB”), respectively, and a decrease of $872.9 million in brokered CDs. Partially offsetting the aforementioned decreases was an increase of $747.4 million in total non-brokered deposits. Refer to the “Risk Management – Liquidity and Capital Adequacy” discussion below for additional information about the Corporation’s funding sources.

•	The Corporation’s stockholders’ equity amounted to $1.3 billion as of September 30, 2010, a decrease of $277.1 million compared to the balance as of December 31, 2009, driven by the net loss of $272.9 million for the first nine months of 2010 and $8 million of issue costs related to the issuance of new common stock in exchange for $487 million of Series A through E preferred stock (the “Exchange Offer”), partially offset by an increase of $3.8 million in accumulated other comprehensive income. Although all the regulatory capital ratios exceeded the established “well capitalized” levels at September 30, 2010, due to the Order, FirstBank cannot be treated as a “well capitalized” institution under regulatory guidance.

During the third quarter of 2010, the Corporation increased its common equity by issuing common stock in exchange for $487 million, or 89%, of the outstanding Series A through E preferred stock at conversion date and issued a new Series G mandatorily convertible preferred stock (the “Series G Preferred Stock”) in exchange for the $400 million Series F preferred stock held by the United States Department of Treasury (“U.S. Treasury”). As a result of these initiatives the Corporation’s tangible common equity and Tier 1 common equity ratios as of September 30, 2010 increased to 5.21% and 6.62%, respectively, from 3.20% and 4.10%, respectively, at December 31, 2009. Refer to the “Risk Management – Capital” section below for additional information, including further information about these non-GAAP financial measures and the Corporation’s capital plan execution.

•	Total loan production, including purchases, refinancings and draws from existing commitments, for the quarter ended September 30, 2010 was $896 million, compared to $1.4 billion for the comparable period in 2009. The decrease in loan production during 2010, as compared to the third quarter of 2009, was reflected in all major loan categories but in particular in credit facilities extended to the Puerto Rico and Virgin Islands government. The Corporation continues with its targeted lending activities and, excluding credit facilities extended to the Puerto Rico and Virgin Islands governments, loan originations for the third quarter of 2010 were $481 million compared to $695 million for the third quarter of 2009, a reduction mainly related to the C&I, the residential mortgage and the construction loan portfolio.

•	Total non-performing loans as of September 30, 2010 were $1.51 billion, compared to $1.56 billion as of December 31, 2009. The decrease of $57.9 million, or 4%, in non-performing loans from December 31, 2009 mainly in connection with charge-offs and sales of approximately $163 million of impaired loans in Florida. Non-performing construction loans decreased by $76.2 million mainly due to charge-offs and sales of $115.7 million of non-performing construction loans during 2010. Non-performing commercial mortgage loans decreased by $23.2 million, or 12%, since December 2009 mainly due to charge-offs and two relationships amounting to $12.5 million in the aggregate that became current and for which the Corporation expects to collect principal and interest in full pursuant to the terms of the loans. Non-performing residential mortgage loans decreased by $14.1 million mainly due to loans restored to accrual status based on compliance with modified terms as part of the Corporation’s loss mitigation and loans modifications transactions. Non-performing C&I loans increased by $52.0 million, or 22%, from the end of 2009 driven by the inflow of three relationships in Puerto Rico in individual amounts exceeding $10 million with an aggregate carrying value of $62 million, of which $38.9 million (net of a charge-off of $7.7 million) is related to the Corporation’s participation in a syndicated loan downgraded by the lead bank regulator in its latest annual review. The levels of non-accrual consumer loans, including finance leases, remained stable showing a $3.6 million increase during the first nine months of 2010. Refer to the “Risk Management — Non-performing loans and Non-performing Assets” section below for additional information.
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

RESULTS OF OPERATIONS
Net Interest Income
     Net interest income is the excess of interest earned by First BanCorp on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp’s net interest income is subject to interest rate risk due to the re-pricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter and nine-month period ended September 30, 2010 was $113.7 million and $349.6 million, respectively, compared to $129.1 million and $381.7 million for the comparable periods in 2009. On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments and unrealized gains and losses on liabilities measured at fair value, net interest income for the quarter and nine-month period ended September 30, 2010 was $121.9 million and $373.3 million, respectively, compared to $145.1 million and $420.1 million for the comparable periods of 2009.
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
     The net interest income is computed on a tax-equivalent basis and excluding: (1) the change in the fair value of derivative instruments and (2) unrealized gains or losses on liabilities measured at fair value (for definition and reconciliation of this non-GAAP measure, refer to discussions below).

Part I

	Average Volume		Interest income (1) / expense		Average Rate (1)
	2010	2009	2010	2009	2010	2009
Quarter ended September 30,	(Dollars in thousands)
Interest-earning assets:

Money market & other short-term investments	$794,318	$161,491	$511	$185	0.26%	0.45%
Government obligations (2)	1,361,925	1,382,167	8,023	9,709	2.34%	2.79%
Mortgage-backed securities	2,416,485	4,595,678	27,491	63,588	4.51%	5.49%
Corporate bonds	2,000	2,000	29	29	5.75%	5.75%
FHLB stock	63,950	76,843	640	1,038	3.97%	5.36%
Equity securities	1,377	1,977	—	18	0.00%	3.61%

Total investments (3)	4,640,055	6,220,156	36,694	74,567	3.14%	4.76%

Residential mortgage loans	3,454,820	3,602,562	51,839	53,617	5.95%	5.90%
Construction loans	1,240,522	1,604,565	8,096	12,402	2.59%	3.07%
C&I and commercial mortgage loans	5,968,781	6,137,781	65,852	62,379	4.38%	4.03%
Finance leases	293,956	335,636	5,937	6,775	8.01%	8.01%
Consumer loans	1,484,976	1,640,556	43,326	46,692	11.58%	11.29%

Total loans (4) (5)	12,443,055	13,321,100	175,050	181,865	5.58%	5.42%

Total interest-earning assets	$17,083,110	$19,541,256	$211,744	$256,432	4.92%	5.21%

Interest-bearing liabilities:

Brokered CDs	$6,929,356	$7,292,913	$39,086	$51,305	2.24%	2.79%
Other interest-bearing deposits	5,008,676	3,995,123	21,917	20,860	1.74%	2.07%
Loans payable	—	652,391	—	463	0.00%	0.28%
Other borrowed funds	2,214,076	4,171,348	21,618	30,545	3.87%	2.91%
FHLB advances	850,060	1,196,657	7,179	8,127	3.35%	2.69%

Total interest-bearing liabilities (6)	$15,002,168	$17,308,432	$89,800	$111,300	2.37%	2.55%

Net interest income			$121,944	$145,132

Interest rate spread					2.55%	2.66%

Net interest margin					2.83%	2.95%

	Average Volume		Interest income (1) / expense		Average Rate (1)
	2010	2009	2010	2009	2010	2009
Nine-Month Period Ended September 30,	(Dollars in thousands)
Interest-earning assets:

Money market & other short-term investments	$849,183	$126,234	$1,571	$393	0.25%	0.42%
Government obligations (2)	1,356,257	1,355,492	25,000	45,214	2.46%	4.46%
Mortgage-backed securities	2,938,302	4,392,359	103,491	187,021	4.71%	5.69%
Corporate bonds	2,000	5,703	87	264	5.82%	6.19%
FHLB stock	67,046	78,178	2,058	2,186	4.10%	3.74%
Equity securities	1,516	2,103	15	54	1.32%	3.43%

Total investments (3)	5,214,304	5,960,069	132,222	235,132	3.39%	5.27%

Residential mortgage loans	3,518,566	3,508,471	158,244	159,383	6.01%	6.07%
Construction loans	1,388,771	1,592,372	25,981	39,646	2.50%	3.33%
C&I and commercial mortgage loans	6,270,952	6,223,979	198,642	193,325	4.24%	4.15%
Finance leases	304,350	347,791	18,503	21,468	8.13%	8.25%
Consumer loans	1,525,920	1,681,015	132,369	142,722	11.60%	11.35%

Total loans (4) (5)	13,008,559	13,353,628	533,739	556,544	5.49%	5.57%

Total interest-earning assets	$18,222,863	$19,313,697	$665,961	$791,676	4.89%	5.48%

Interest-bearing liabilities:

Brokered CDs	$7,195,479	$7,267,812	$124,967	$180,815	2.32%	3.33%
Other interest-bearing deposits	4,854,273	4,056,396	65,767	69,495	1.81%	2.29%
Loans payable	400,549	574,117	3,442	1,423	1.15%	0.33%
Other borrowed funds	2,697,408	3,799,118	75,998	95,113	3.77%	3.35%
FHLB advances	926,444	1,395,752	22,460	24,736	3.24%	2.37%

Total interest-bearing liabilities (6)	$16,074,153	$17,093,195	$292,634	$371,582	2.43%	2.91%

Net interest income			$373,327	$420,094

Interest rate spread					2.46%	2.57%

Net interest margin					2.74%	2.91%

(1)	On an adjusted tax-equivalent basis. The adjusted tax-equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less Puerto Rico statutory tax rate as adjusted for changes to enacted tax rates (40.95% for the Corporation’s subsidiaries other than IBEs and 35.95% for the Corporation’s IBEs) and adding to it the cost of interest-bearing liabilities. The tax-equivalent adjustment recognizes the income tax savings when comparing taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread and net interest margin on a fully tax-equivalent basis. Therefore, management believes these measures provide useful information to investors by allowing them to make peer comparisons. Changes in the fair value of derivatives and unrealized gains or losses on liabilities measured at fair value are excluded from interest income and interest expense because the changes in valuation do not affect interest paid or received.

(2)	Government obligations include debt issued by government sponsored agencies.

(3)	Unrealized gains and losses in available-for-sale securities are excluded from the average volumes.

(4)	Average loan balances include the average of non-performing loans.

(5)	Interest income on loans includes $2.5 million and $2.8 million for the third quarter of 2010 and 2009, respectively, and $8.1 million and $8.3 million for the nine-month period ended September 30, 2010 and 2009, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

(6)	Unrealized gains and losses on liabilities measured at fair value are excluded from the average volumes.
Part II

	Quarter ended September 30,			Nine-month period ended September 30,
	2010 compared to 2009			2010 compared to 2009
	Increase (decrease)			Increase (decrease)
	Due to:			Due to:
	Volume	Rate	Total	Volume	Rate	Total
		(In thousands)			(In thousands)
Interest income on interest-earning assets:

Money market & other short-term investments	$558	$(232)	$326	$1,809	$(631)	$1,178
Government obligations	(140)	(1,546)	(1,686)	49	(20,263)	(20,214)
Mortgage-backed securities	(26,250)	(9,847)	(36,097)	(54,927)	(28,603)	(83,530)
Corporate bonds	—	—	—	(162)	(15)	(177)
FHLB stock	(156)	(242)	(398)	(239)	111	(128)
Equity securities	(4)	(14)	(18)	(12)	(27)	(39)

Total investments	(25,992)	(11,881)	(37,873)	(53,482)	(49,428)	(102,910)

Residential mortgage loans	(2,217)	439	(1,778)	410	(1,549)	(1,139)
Construction loans	(2,548)	(1,758)	(4,306)	(4,638)	(9,027)	(13,665)
C&I and commercial mortgage loans	(1,778)	5,251	3,473	1,430	3,887	5,317
Finance leases	(838)	—	(838)	(2,652)	(313)	(2,965)
Consumer loans	(4,464)	1,098	(3,366)	(13,341)	2,988	(10,353)

Total loans	(11,845)	5,030	(6,815)	(18,791)	(4,014)	(22,805)

Total interest income	(37,837)	(6,851)	(44,688)	(72,273)	(53,442)	(125,715)

Interest expense on interest-bearing liabilities:

Brokered CDs	(2,459)	(9,760)	(12,219)	(1,778)	(54,070)	(55,848)
Other interest-bearing deposits	4,819	(3,762)	1,057	12,268	(15,996)	(3,728)
Loan payable	(463)	—	(463)	(968)	2,987	2,019
Other borrowed funds	(16,608)	7,681	(8,927)	(29,337)	10,222	(19,115)
FHLB advances	(2,628)	1,680	(948)	(9,869)	7,593	(2,276)

Total interest expense	(17,339)	(4,161)	(21,500)	(29,684)	(49,264)	(78,948)

Change in net interest income	$(20,498)	$(2,690)	$(23,188)	$(42,589)	$(4,178)	$(46,767)

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
     The following table reconciles net interest income in accordance with GAAP to net interest income excluding valuations, and to net interest income on an adjusted tax-equivalent basis and net interest rate spread and net interest margin on a GAAP basis to these items excluding valuations and on an adjusted tax-equivalent basis:

	Quarter Ended		Nine-month Period Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net Interest Income (in thousands)
Interest Income — GAAP	$204,028	$242,022	$639,880	$753,125
Unrealized loss (gain) on derivative instruments	938	1,485	2,169	(2,755)

Interest income excluding valuations	204,966	243,507	642,049	750,370
Tax-equivalent adjustment	6,778	12,925	23,912	41,306

Interest income on a tax-equivalent basis excluding valuations	211,744	256,432	665,961	791,676

Interest Expense — GAAP	90,326	112,889	290,253	371,380
Unrealized (loss) gain on derivative instruments and liabilities measured at fair value	(526)	(1,589)	2,381	202

Interest expense excluding valuations	89,800	111,300	292,634	371,582

Net interest income — GAAP	$113,702	$129,133	$349,627	$381,745

Net interest income excluding valuations	$115,166	$132,207	$349,415	$378,788

Net interest income on a tax-equivalent basis excluding valuations	$121,944	$145,132	$373,327	$420,094

Average Balances (in thousands)
Loans and leases	$12,443,055	$13,321,100	$13,008,559	$13,353,628
Total securities and other short-term investments	4,640,055	6,220,156	5,214,304	5,960,069

Average Interest-Earning Assets	$17,083,110	$19,541,256	$18,222,863	$19,313,697

Average Interest-Bearing Liabilities	$15,002,168	$17,308,432	$16,074,153	$17,093,195

Average Yield/Rate
Average yield on interest-earning assets — GAAP	4.74%	4.91%	4.69%	5.21%
Average rate on interest-bearing liabilities — GAAP	2.39%	2.59%	2.41%	2.90%

Net interest spread — GAAP	2.35%	2.32%	2.28%	2.31%

Net interest margin — GAAP	2.64%	2.62%	2.57%	2.64%

Average yield on interest-earning assets excluding valuations	4.76%	4.94%	4.71%	5.19%
Average rate on interest-bearing liabilities excluding valuations	2.37%	2.55%	2.43%	2.91%

Net interest spread excluding valuations	2.39%	2.39%	2.28%	2.28%

Net interest margin excluding valuations	2.67%	2.68%	2.56%	2.62%

Average yield on interest-earning assets on a tax-equivalent basis and excluding valuations	4.92%	5.21%	4.89%	5.48%
Average rate on interest-bearing liabilities excluding valuations	2.37%	2.55%	2.43%	2.91%

Net interest spread on a tax-equivalent basis and excluding valuations	2.55%	2.66%	2.46%	2.57%

Net interest margin on a tax-equivalent basis and excluding valuations	2.83%	2.95%	2.74%	2.91%

     The following table summarizes the components of the changes in fair values of interest rate swaps and interest rate caps, which are included in interest income:

	Quarter Ended		Nine-month Period Ended
(In thousands)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Unrealized (loss) gain on derivatives (economic undesignated hedges):

Interest rate caps	$(3)	$(1,079)	$(1,174)	$1,771
Interest rate swaps on loans	(935)	(406)	(995)	984

Net unrealized (loss) gain on derivatives (economic undesignated hedges)	$(938)	$(1,485)	$(2,169)	$2,755

     The following table summarizes the components of the net unrealized gain and loss on derivatives (economic undesignated hedges) and net unrealized gain and loss on liabilities measured at fair value which are included in interest expense:

	Quarter ended September 30,		Nine-month period ended September 30,
(In thousands)	2010	2009	2010	2009
Unrealized loss (gain) on derivatives (economic undesignated hedges):

Interest rate swaps and options on brokered CDs and stock index deposits	$1	$(1)	$2	$5,317
Interest rate swaps and options on medium-term measured at fair value and stock index notes	(25)	14	(76)	177

Net unrealized (gain) loss on derivatives (economic undesignated hedges)	$(24)	$13	$(74)	$5,494

Unrealized (gain) loss on liabilities measured at fair value:

Unrealized gain on brokered CDs	—	—	—	(8,696)
Unrealized loss (gain) on medium-term notes	550	1,576	(2,307)	3,000

Net unrealized loss (gain)on liabilities measured at fair value	$550	$1,576	$(2,307)	$(5,696)

Net unrealized loss (gain) on derivatives (economic undesignated hedges) and liabilities measured at fair value	$526	$1,589	$(2,381)	$(202)

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
     Derivative instruments, such as interest rate swaps, are subject to market risk. While the Corporation does have certain trading derivatives to facilitate customer transactions, the Corporation does not utilize derivative instruments for speculative purposes. As of September 30, 2010, most of the interest rate swaps outstanding are used for protection against rising interest rates. In the past, the volume of interest rate swaps was much higher, as they were used to convert the fixed-rate of a large portfolio of brokered CDs, mainly those with long-term maturities, to a variable rate and to mitigate the interest rate risk related to variable rate loans. Refer to Note 8 of the accompanying unaudited consolidated financial statements for further details concerning the notional amounts of derivative instruments and additional information. As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on net interest income. This will depend, for the most part, on the shape of the yield curve, the level of interest rates, as well as the expectations for rates in the future.
     Net interest income decreased 12% to $113.7 million for the third quarter of 2010 from $129.1 million in the third quarter of 2009 and by 8% to $349.6 million for the first nine months of 2010 from $381.7 million for the first nine months of 2009. The decrease in net interest income was mainly related to the deleveraging of the Corporation’s balance sheet to preserve its capital position, the adverse impact on net interest margin of maintaining a higher liquidity position and continued pressures from the high level of non-performing loans. Partially offsetting the decrease in average interest-earning assets were reduced funding costs and improved spreads in commercial loans.
     The average volume of interest-earning assets for the third quarter and first nine months of 2010 decreased by $2.5 billion and $1.1 billion, respectively, as compared to comparable periods in 2009. The reduction in average earning assets primarily reflected a decrease of $1.6 billion and of $745.8 million for the third quarter and first nine months of 2010, respectively, in average investment securities and other short term investments, and a decrease of $878.0 million and of $345.1 million for the third quarter and first nine months of 2010, respectively, in average loans receivable. The decrease is consistent with the Corporation’s deleveraging and balance sheet repositioning strategy for capital preservation purposes, and was achieved mainly by selling investment securities and reducing the loan portfolio via paydowns and charge-offs. The decrease in average securities was driven by the sale of approximately $2.2 billion of investment securities over the last 12 months, mainly U.S. agency MBS, including the sale during the third quarter of 2010 of $1.2 billion of U.S. agency MBS that was matched with the early extinguishment of a matching set of repurchase agreements.

     Given the Corporation’s balance sheet structure and the shape and level of the yield curve, which in turn is reflected in the valuation of the securities and the repurchase agreements, the Corporation took advantage of market conditions during the third quarter of 2010 and completed the sale of approximately $1.2 billion of mortgage-backed securities that was matched with the early termination of approximately $1.0 billion of repurchase agreements. The cost of the unwinding of the repurchase agreements of $47.4 million offset the gain of $47.1 million realized on the sale of investment securities. The repaid repurchase agreements were scheduled to mature at various dates between January 2011 and October 2012 and had a weighted average cost of 4.30%, which was higher than the average yield of 3.93% on the securities that were sold. This balance sheet re-structuring transaction, through which $1 billion of higher cost liabilities was disposed without material earnings impact in the immediate term, will provide for enhancement of net interest margin in the future, while also improving the Corporation’s leverage ratio.
     The average volume of all major loan categories, in particular the average volume of construction and commercial loans, decreased for the third quarter of 2010 compared to the same period in 2009. The average volume of construction loans decreased by $364.0 million, mainly due to the charge-off activity and the sale of non-performing credits, including the full and partial effects of the approximately $158.1 million of non-performing construction loans sold over the last 12 months. The decrease also showed the effect of some very early improvements in residential construction projects in Puerto Rico. On September 2, 2010, the Government of Puerto Rico enacted legislation that provides, among other things, incentives to buyers of residences on the Island. Such measures could result in improvements in the construction lending sector. Refer to the “Risk Management – Credit Quality — Non-performing Loans and Non-performing Assets” section below for additional information. The decrease in average commercial loans of $169.0 million for the third quarter of 2010, as compared to the third quarter of 2009, was primarily related to both charge-offs and paydowns, including repayments of facilities granted to the Puerto Rico and Virgin Islands governments. The average volume of residential mortgage loans decreased by $147.7 million for the third quarter of 2010, compared to the same period in 2009, driven by sales of loans in the secondary market, including $109.4 million of sales completed during the third quarter, and by charge-offs and paydowns. The average volume of consumer loans (including finance leases) decreased by $197.3 million for the third quarter of 2010, compared to the same period a year ago, resulting from paydowns and charge-offs that exceeded new loan originations.
     While the average balance of the construction and consumer loan portfolios for the first nine months of 2010 decreased by $203.6 million and $198.5 million, respectively, for the reasons stated above, a slight increase of $47 million and $10.1 million was observed for the commercial and residential mortgage loans portfolios. The Corporation increased its credit facilities extended to the Puerto Rico and Virgin Islands Government in the latter part of 2009 and early 2010, thus, on a year to date basis the average volume of commercial loans for 2010 was higher than in 2009. The increase in the average volume of residential mortgage loans for the first nine months of 2010, compared to the same period in 2009, was mainly related to the purchase in the latter part of June 2009 of approximately $205 million of residential mortgage loans that previously served as collateral for a commercial loan extended to R&G Financial Corporation.
     As mentioned above, the deleveraging and balance sheet repositioning strategies resulted in a net reduction in securities and loans that have allowed a reduction in average wholesale funding of $3.3 billion and $1.8 billion for the quarter and first nine months of 2010, respectively, including repurchase agreements, advances and brokered CDs. The average balance of brokered CDs decreased to $6.9 billion and $7.2 billion for the third quarter and first nine months of 2010, respectively, from $7.3 billion for both the quarter and first nine month periods of 2009. The average balance of interest-bearing deposits, excluding brokered CDs, increased by 25%, or $1.0 billion, during the third quarter of 2010, as compared to the same period of 2009, and by 20%, or $797.9 million for the first nine months of 2010 compared to the same period a year ago.
     Net interest margin on an adjusted tax-equivalent basis and excluding valuations decreased to 2.83% for the third quarter of 2010 from 2.95% for the same period in 2009, and to 2.74% for the first nine months of 2010 from 2.91% for the first nine months of 2009 adversely affected by the maintenance of excess liquidity in the balance sheet due to the current economic environment. Liquidity volumes were significantly higher than normal levels as reflected in average balances in money market and overnight funding of $794.3 million and $849.2 million for the third quarter and first nine months of 2010, respectively, compared to $161.5 million and $126.2 million for the comparable periods in 2009. Also, affecting the margin were the lower yields on investments affected by the MBS sales and the approximately $1.2 billion in investment securities called over the last twelve months that were replaced with lower yielding U.S. agency investment securities. The high volume of non-performing loans continued to pressure net interest margins as interest payments of approximately $1.3 million and $5.1 million during the third quarter and first nine months of 2010, respectively, were applied against the related principal balance for loans recorded under the cost-recovery method. Partially offsetting the aforementioned factors was the reduction in funding costs and improved spreads in commercial loans. The overall average cost of funding decreased by 18 basis points and 48 basis points for the quarter and first nine months of 2010, respectively, compared to the corresponding 2009 periods as the Corporation benefited from the lower deposit pricing on its core and brokered CDs and from the roll-off and repayments of higher cost funds, such as maturing brokered CDs and repurchase agreements. The higher yield on commercial loans resulted from a wider LIBOR spread, higher spreads on loan renewals and improved pricing, as the Corporation has been increasing the use of interest rate floors in new commercial loan agreements.
     On an adjusted tax-equivalent basis and excluding valuations, net interest income decreased by $23.2 million, or 16%, for the third quarter of 2010 compared to the same period in 2009 and by $46.8 million, or 11%, for the first nine months of 2010 compared to the first nine months of 2009. The decrease for 2010 includes a decrease of $6.1 million and $17.4 million for the third quarter and first nine months of 2010, respectively, compared to the same period in 2009 in the tax-equivalent adjustment. The tax-equivalent adjustment increases interest income on tax-exempt securities and loans by an amount which makes tax-exempt income comparable, on a pre-tax basis, to the Corporation’s taxable income as previously stated. The decrease in the tax-equivalent adjustment was mainly related to decreases in the interest rate spread on tax-exempt assets, primarily due to a higher proportion of taxable assets to total interest-earning assets resulting from the maintenance of a higher liquidity position and lower yields on U.S. agency and MBS held by the Corporation’s IBE subsidiary. The Corporation replaced securities called and prepayments and sales of MBS with shorter-term securities.
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
For the quarter and nine-month period ended on September 30, 2010, the Corporation recorded a provision for loan and lease losses of $120.5 million and $438.2 million, respectively, compared to $148.1 million and $442.7 million for the comparable periods in 2009. Much of the decrease in the provision was related to the construction loans portfolio in Florida and the C&I loan portfolio in Puerto Rico, primarily due to lower charges to specific reserves for impaired loans in Florida, the slower migration of loans to non-performing status and the overall reduction of the loan portfolio. The decreases in the provisioning for these portfolios were partially offset by an increase in the provision for the residential mortgage loans portfolio affected by increases in historical loss rates and declines in collateral value. The Corporation has continued to build its reserves based on recent appraisals and broker price opinions, charge-off trends and environmental factors and increased general reserve factors for all of its portfolios. The provision to net-charge offs ratio of 104% for the third quarter of 2010 reflects, among other things, the fact that approximately 59% of net charge-offs recorded during the quarter was related to loans for which the Corporation had previously established adequate specific reserves, including non-performing loans sold during the quarter. Expressed as a percent of period-end total loans receivable, the reserve coverage ratio increased to 5.00% at September 30, 2010, compared with 3.79% at December 31, 2009.
     In terms of geography, in Puerto Rico, the Corporation recorded a provision of $112.6 million and $312.5 million in the second quarter and first nine months of 2010, respectively, compared to $107.4 million and $286.9 million, respectively, for the comparable periods in 2009. The increase for the third quarter of 2010 is mainly related to the residential mortgage and construction loan portfolio. The provision for residential mortgage loans in Puerto Rico for the third quarter of 2010, compared to the same period in 2009, increased by $11.7 million affected by negative trends in loss rates and falling property values confirmed by recent appraisals and/or broker price opinions. The reserve factors for residential mortgage loans were recalibrated in 2010 as part of further segmentation and analysis of this portfolio for purposes of computing the required specific and general reserves. The review included the incorporation of updated loss factors to loans expected to liquidate considering the expected realization of the values of similar assets at disposition. The provision for construction loans in Puerto Rico increased by $7.8 million for the third quarter of 2010 compared to the same period in 2009 driven by higher charges to specific reserves and increases to the general reserve factors. The provision for C&I loans in Puerto Rico decreased by $15.4 million for the third quarter of 2010, compared to the same period a year ago, driven by the slower migration of loans to non-performing and/or impaired status, the overall reduction in the C&I portfolio size and the determination that lower reserves were required for certain loans that were individually evaluated for impairment in 2010, based on the underlying value of the collateral, when compared to the reserves required for these loans in periods prior to 2010. The provision for commercial mortgage loans in Puerto Rico for the third quarter of 2010, compared to the same period in 2009, increased by $5.6 million also affected by declines in collateral values reflected in increases in net charge-offs. The provision for consumer loans, including finance leases, in Puerto Rico decreased by $4.5 million for the third quarter of 2010, compared to the same period in 2009, mainly related to improvements in delinquency and charge-offs trends.
     In Puerto Rico, the increase in the provision for the first nine months of 2010, compared to the first nine months of 2009, was mainly related to the residential and commercial mortgage loan portfolio, which increased by $36.3 million and $20.3 million, respectively, driven by higher charge-offs driven by pressures on collateral values. The provision for construction loans increased by $18.1 million mainly related to higher charges to specific reserves in 2010. This was partially offset by a decrease of $53.2 million in the provision for the C&I loan portfolio attributable to the factors discussed above with respect to the third quarter change.
     With respect to the loan portfolio in the United States, the Corporation recorded a provision of $4.1 million and $108.9 million in the third quarter and first nine months of 2010, respectively, compared to $32.3 million and $133.1 million, respectively, for the comparable periods in 2009. The decrease for the third quarter and first nine months was mainly related to the construction loan portfolio and reflected lower charges to specific reserves, the slower migration of loans to non-performing status and the overall reduction of the Corporation’s exposure to construction loans in Florida. The provision for construction loans in the United States decreased by $15.3 million and $34.7 million for the third quarter and first nine months of 2010, compared to the same periods a year ago, as the non-

performing construction loans portfolio in this region decreased by 79% to $74.8 million, compared to $355.0 million as of September 30, 2009. Charge-offs for construction loans in Florida during the third quarter of 2010 were mainly concentrated on previously identified impaired loans that were sold during the quarter or impaired loans with previously established adequate specific reserves. As of September 30, 2010, approximately $93.4 million, or 87%, of the total exposure to construction loans in Florida was individually measured for impairment. The Corporation continues to reduce its credit exposure in this market through the disposition of assets and different loss mitigation initiatives as the end of this difficult economic cycle appears to be approaching. Over the last 12 months, the Corporation has completed the sale of approximately $231.4 million of impaired construction and commercial mortgage loans and other non-performing assets in Florida.
     The provision recorded for the loan portfolio in the Virgin Islands amounted to $3.8 million and $16.8 million in the third quarter and first nine months of 2010, a decrease of $4.6 million and $5.9 million, respectively, compared to the same periods a year ago mainly associated with decreases in general reserve factors allocated to this loan portfolio that incorporate the significantly lower historical charge-offs in this region. Refer to the discussions under “Credit Risk Management” below for an analysis of the allowance for loan and lease losses, non-performing assets, impaired loans and related information and refer to the discussions under “Financial Condition and Operating Analysis – Loan Portfolio” and under “Risk Management — Credit Risk Management” below for additional information concerning the Corporation’s loan portfolio exposure in the geographic areas where the Corporation does business.
Non-Interest Income

	Quarter Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,
(In thousands)	2010	2009	2010	2009
Other service charges on loans	$1,963	$1,796	$5,205	$4,848
Service charges on deposit accounts	3,325	3,458	10,294	9,950
Mortgage banking activities	6,474	3,000	11,114	6,179
Rental income	—	390	—	1,246
Insurance income	1,658	2,316	6,079	6,915
Other operating income	4,970	4,964	15,548	13,560

Non-interest income before net gain on investments and loss on early extinguishment of repurchase agreements	18,390	15,924	48,240	42,698

Gain on VISA shares	—	3,784	10,668	3,784
Net gain on sale of investments	48,281	30,490	93,217	58,633
OTTI on equity securities	—	—	(603)	(388)
OTTI on debt securities	—	(209)	—	(1,270)

Net gain on investments	48,281	34,065	103,282	60,759

Loss on early extinguishment of repurchase agreements	(47,405)	—	(47,405)	—

	$19,266	$49,989	$104,117	$103,457

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
     Non-interest income decreased $30.7 million to $19.3 million for the third quarter of 2010 from $50.0 million for the third quarter of 2009. The decrease in non-interest income reflected:
•	Lower gains on sale of investments securities, other than the sale of mortgage-backed securities (“MBS”) that was matched with the early termination of repurchase agreements, as the Corporation realized gains of approximately $1.7 million on the sale of approximately $61.9 million of MBS, versus the $34.0 million aggregate gain recorded on the sale of approximately $613 million of U.S. agency MBS, $98 million of U.S Treasury Notes and VISA Class A shares in the third quarter of 2009. A nominal loss of approximately $0.3 million was recorded in the third quarter of 2010, resulting from the aforementioned transaction in which the Corporation sold approximately $1.2 billion in MBS, combined with the unwinding of a matching set of repurchase agreements as part of a balance sheet repositioning strategy.

•	A $0.7 million decrease in income from insurance activities.
The aforementioned decreases were partially offset by the $3.5 million increase in gains from mortgage-banking activities, driven by gains (including the recognition of servicing rights) of $6.6 million recorded on the sale and securitization of approximately $169.2 million of residential mortgage loans in the secondary market, compared to gains of $2.1 million on $107.1 million residential mortgage loans sold and securitized during the third quarter of 2009. As part of its balance sheet strategies the Corporation is originating a higher proportion of conforming residential mortgage loans that can be sold in the secondary market.
     Non-interest income increased $0.7 million to $104.1 million for the first nine months of 2010 from $103.5 million for the first nine months of 2009. The increase in non-interest income reflected:
•	A $4.9 million increase in gains from mortgage banking activities as gains (including the recognition of servicing rights) of $10.4 million were recorded on the sale and securitization of approximately $315.0 million of residential mortgage loans for the first nine months of 2010 compared to $5.9 million for the same period in 2009.

•	Commissions of $2.1 million earned by FirstBank Puerto Rico Securities, a recently organized broker-dealer subsidiary engaged in a municipal securities underwriting business for local Puerto Rico municipal bond issuers.

•	A $0.4 million increase in loan fees.

•	A $0.3 million increase in service charges on deposit accounts.
          Partially offsetting the aforementioned increases was,
•	A decrease of $5.6 million on realized gains of investment securities when excluding the aforementioned nominal loss of $0.3 million resulting from the sale of MBS and early termination of repurchase agreements.

•	A $0.8 million decrease in income from insurance activities
Also, no income from vehicle rental activities was recorded in 2010 as the Corporation divested its short-term auto rental business during the fourth quarter of 2009.

Non-Interest Expenses
     The following table presents the detail of non-interest expenses for the periods indicated:

	Quarter Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,
(In thousands)	2010	2009	2010	2009
Employees’ compensation and benefits	$29,849	$34,403	$92,535	$103,117
Occupancy and equipment	14,655	15,291	43,957	47,513
Deposit insurance premium	14,702	6,884	46,724	26,659
Other taxes, insurance and supervisory fees	5,401	4,206	16,141	15,743
Professional fees — recurring	4,043	3,391	13,218	9,352
Professional fees — non-recurring	490	415	2,206	982
Servicing and processing fees	2,188	2,784	6,751	7,342
Business promotion	3,226	2,879	8,771	9,831
Communications	2,060	2,083	6,002	6,228
Net loss on REO operations	8,193	5,015	22,702	17,016
Other	3,875	5,426	19,648	19,510

Total	$88,682	$82,777	$278,655	$263,293

     Non-interest expenses increased $5.9 million to $88.7 million for the third quarter of 2010 from $82.8 million for the third quarter of 2009. The increase reflected:
•	An increase of $7.8 million in the FDIC deposit insurance premium, as premium rates increased and the level of deposits grew.
•	An increase of $3.2 million in losses from REO operations, mainly due to higher losses on sales, and write-downs to the value, of repossessed residential and commercial properties in both Puerto Rico and Florida as well as higher costs associated with a larger inventory.
The aforementioned increases were partially offset by a decrease of $4.6 million in employees’ compensation, reflecting reductions in bonuses and other benefits and a lower headcount. Other cost reductions were achieved in occupancy costs and by the divesture of the daily auto rental business.
     Non-interest expenses increased $15.4 million to $278.7 million for the first nine months of 2010 from $263.3 million for the same period in 2009. The increase reflected:
•	An increase of $20.1 million in the FDIC deposit insurance premium.
•	A $6.8 million increase in the reserve for probable losses on outstanding unfunded loan commitments included as part of Other expenses in the above table.
•	An increase of $5.7 million in losses from REO operations due to write-downs and costs associated with a larger inventory.
•	A $5.1 million increase in professional fees, attributable in part to higher legal fees related to collections and foreclosure procedures and mortgage appraisals.
The aforementioned increases were partially offset by decreases in expenses such as:
•	A $10.6 million decrease in employees’ compensation and benefit expenses, mainly due to a lower headcount and lower bonuses and other compensation benefits. The number of full time equivalent employees decreased by approximately 247, or 9%, over the last 12 months.
•	The impact in the first nine months of 2009 of a non-recurring $2.6 million charge to property tax expense attributable to the reassessed value of certain properties and reduction in maintenance, rental and other occupancy costs.
•	A $1.1 million reduction in business promotion expenses, and
•	The impact in the first nine months of 2009 of a $4.0 million impairment charge associated with the core deposit intangible asset in the Corporation’s Florida operations included as part of Other expenses in the above table.
The Corporation intends to continue to improve its operating efficiency by further reducing controllable expenses, consolidating its infrastructure in a new service center building, rationalizing its business operations and enhancing its technological infrastructure through targeted investments. During the third quarter of 2010, the Corporation completed the transfer of various operations and personnel to a new centralized operations building, which is expected to result in additional savings in occupancy and other operating costs while improving operational efficiencies. A total of 960 employees, mostly in support functions, have been already relocated to this new facility.

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
     The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through the IBE of the Bank and through the Bank’s subsidiary FirstBank Overseas Corporation, in which the interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation. Under the Act, all IBEs are subject to a special 5% tax on their net income not otherwise subject to tax pursuant to the PR Code. This temporary measure is also effective for tax years that commence after December 31, 2008 and before January 1, 2012. The IBE of the Bank and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico. IBEs that operate as a unit of a bank pay income taxes at normal rates to the extent that the IBEs’ net income exceeds 20% of the bank’s total net taxable income.
     For the quarter and nine-month period ended September 30, 2010, the Corporation recognized an income tax benefit of $1.0 million and an income tax expense of $9.7 million, respectively, compared to an income tax expense of $113.5 million and $1.2 million recorded for the same periods in 2009. The variance in income tax expense mainly resulted from the impact in the third quarter of 2009 of a non-cash charge of approximately $152.2 million to increase the valuation allowance for the Corporation’s deferred tax asset. The income tax benefit recorded for the third quarter of 2010 was mainly related to the operations of FirstBank Overseas, which had a pre-tax loss of $30.5 million during the third quarter, driven by its share of the loss on the early extinguishment of repurchase agreements. This entity was profitable for the nine-month period ended September 30, 2010. Meanwhile, the income tax expense for the first nine months of 2010 is related to the operations of profitable subsidiaries.
     As of September 30, 2010, the deferred tax asset, net of a valuation allowance of $290.5 million, amounted to $101.2 million compared to $109.2 million as of December 31, 2009. The decrease was associated with a $3.5 million increase in the valuation allowance related to deferred tax assets created prior to 2010 and the creation of deferred tax liabilities in connection with unrealized gains on available for sale securities; such charge was recorded as part of other comprehensive income.
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
     In assessing the weight of positive and negative evidence, a significant negative factor that resulted in an increase in the valuation allowance was that the Corporation’s banking subsidiary, FirstBank Puerto Rico, continues in a three-year historical cumulative loss position as of the end of the third quarter of 2010, mainly as a result of charges to the provision for loan and lease losses, especially in the construction loan portfolio in both the Puerto Rico and Florida markets, as a result of the economic downturn. As of September 30, 2010, management concluded that $101.2 million of the deferred tax assets will be realized. In assessing the likelihood of realizing the deferred tax assets, management has considered all four sources of taxable income mentioned above and, even though the Corporation expects to be profitable in the near future and to be able to realize the deferred tax asset, given current uncertain economic conditions, the Corporation has only relied on tax-planning strategies as the main source of taxable income to realize the deferred tax asset amount. Among the most significant tax-planning strategies identified are: (i) sale of appreciated assets, (ii) consolidation of profitable and unprofitable companies (in Puerto Rico each company files a separate tax return; no consolidated tax returns are permitted), and (iii) deferral of deductions without affecting their utilization. In line with these strategies, effective July 1, 2010 the operations conducted by First Leasing and Grupo Empresas de Servicios Financieros (PR Finance Group) as separate subsidiaries were merged with and into FirstBank Puerto Rico. Management will continue monitoring the likelihood of realizing the deferred tax assets in future periods. If future events differ from management’s September 30, 2010 assessment, an additional valuation allowance may need to be established which may have a material adverse effect on the Corporation’s results of operations. Similarly, to the extent the realization of a portion, or all, of the tax asset becomes “more likely than not” based on changes in circumstances (such as, improved earnings, changes in tax laws or other relevant changes), a reversal of that portion of the deferred tax asset valuation allowance will then be recorded.
     The increase in the valuation allowance does not have any impact on the Corporation’s liquidity, nor does such an allowance preclude the Corporation from using tax losses, tax credits or other deferred tax assets in the future.
     On October 26, 2010, the Governor of Puerto Rico submitted a proposal to amend the existing PR Code for review and consideration by the Legislature. Implementation of the amended tax code would be divided in various phases. The first phase would be in effect for the income tax return for 2010, while the second phase would be implemented between 2011 and 2016. The following amendments are included in the first phase and could affect the Corporation is results and/or operations.
•	The carryover period to deduct the net operating losses incurred from 2005 to 2012, would be increased from 7 to 10 years.
•	A new requirement would be established for financial institutions related to applications or requests for extensions of credit. The Bill requires the filing of an informative return for all credit transactions, including: loan’s application (commercial or personal), credit line, margin account, credit card, mortgage guarantee loans or any other type of transactions to borrow money. The informative return will apply to any credit transaction of $250,000 or more; or $500,000 or more if related to the acquisition of residential property.
          Although the presented Bills only includes the details of the first phase, the Governor’s announcement included proposed changes for the second phase, including possible tax rates reductions for non-exempt corporations. The effect of the proposed Bills on the Corporation’s results from operations has not been determined, given that the Bills are currently under consideration and are subject to amendments.
FINANCIAL CONDITION AND OPERATING DATA ANALYSIS
Assets
     Total assets were approximately $16.7 billion as of September 30, 2010, down from approximately $19.6 billion as of December 31, 2009. The Corporation has deleveraged its balance sheet in order to preserve capital, principally by selling investments and reducing the size of the loan portfolio. During the first nine months of 2010, the investment portfolio decreased by approximately $1.3 billion, while the loan portfolio, net of the allowance for loan and lease losses, decreased by $1.8 billion. This decrease in securities and loans, resulting from deleveraging and balance sheet repositioning strategies, allowed a reduction of $3.6 billion in wholesale funding since the end of 2009, including repurchase agreements, advances and brokered CDs. The reduction in securities during the first nine months of 2010 was driven by the sale of $2.1 billion of MBS and $252 million in U.S. Treasury notes during the first nine months of 2010, combined with the call of approximately $1.2 billion of investment securities, mainly U.S. agency debt securities, prior to their contractual maturities, and principal repayments of MBS. This was partially offset by purchases of shorter-term securities, U.S. Treasury, U.S. agency MBS and debt securities. Among the sales of MBS during the first nine months of 2010 was the aforementioned sale of $1.2 billion in investment securities that was combined with the early termination of repurchase agreements. The deleveraging was achieved without a material impact to earnings. Refer to the net interest income discussion above for additional details of this transaction.
     Significant decreases in loans have been achieved mainly through the non-renewal of matured commercial loans, such as temporary loan facilities to the Puerto Rico and the Virgin Islands governments, through the charge-off of portions of loans deemed uncollectible and, to a lesser extent, the sale of non-performing loans. In addition, a reduced volume of loan originations has contributed to this deleveraging strategy. In terms of cash and cash equivalents, the Corporation has invested some of its excess liquidity in overnight funding due to the current economic environment resulting in an increase of $200.5 million since December 2009. The Corporation intends to continue with the targeted deleveraging of its balance sheet through reduction of the construction portfolio, sales of investment securities on an opportunistic basis and the sale of non-performing assets.

     Loan Portfolio
     The following table presents the composition of the Corporation’s loan portfolio, including loans held for sale, as of the dates indicated:

	September 30,	December 31,
(In thousands)	2010	2009
Residential mortgage loans, including loans held for sale	$3,457,531	$3,616,283

Commercial loans:
Commercial mortgage loans	1,742,462	1,693,424
Construction loans	1,114,647	1,492,589
Commercial and Industrial loans (1)	3,824,916	4,927,304
Loans to local financial institutions collateralized by real estate mortgages	295,855	321,522

Total commercial loans	6,977,880	8,434,839

Finance leases	289,573	318,504

Consumer and other loans	1,464,238	1,579,600

Total loans, gross	$12,189,222	$13,949,226

(1)	As of September 30, 2010, includes $1.8 billion of commercial loans that are secured by real estate but are not dependent upon the real estate for repayment.
     As of September 30, 2010, the Corporation’s total loans decreased by $1.8 billion, when compared with the balance as of December 31, 2009. All major loan categories decreased from 2009 levels, driven by repayments of approximately $1.4 billion from credit facilities extended to the Puerto Rico government as well as charge-offs, pay-downs and sales of loans. The slight increase in commercial mortgage loans was mainly related to the approximately$109.1 million of construction loans that were converted to commercial mortgage loans during the third quarter of 2010, of which $78 million have Puerto Rico government guarantees.
     Of the total gross loan portfolio of $12.2 billion as of September 30, 2010, approximately 84% has credit risk concentration in Puerto Rico, 8% in the United States (mainly in the state of Florida) and 8% in the Virgin Islands, as shown in the following table:

	As of September 30, 2010
(In thousands)	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential mortgage loans	$2,673,014	$442,466	$342,051	$3,457,531

Commercial loans:
Construction loans (1)	814,480	192,917	107,250	1,114,647
Commercial mortgage loans	1,227,059	68,441	446,962	1,742,462
Commercial and Industrial loans	3,631,273	163,284	30,359	3,824,916
Loans to a local financial institution collateralized by real estate mortgages	295,855	—	—	295,855

Commercial loans	5,968,667	424,642	584,571	6,977,880

Finance leases	289,573	—	—	289,573

Consumer loans	1,355,571	78,347	30,320	1,464,238

Total loans	$10,286,825	$945,455	$956,942	$12,189,222

1 -	Construction loans of Florida operations include approximately $18.5 million of condo-conversion loans.
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
     Total loan production, including purchases, refinancings and draws from existing commitments, for the quarter and nine-month period ended September 30, 2010 was $895.6 million and $2.2 billion, respectively, compared to $1.4 billion and $3.6 billion, respectively, for the comparable periods in 2009. The decrease in loan production for 2010 was mainly associated with the reduction in credit facilities extended to the Puerto Rico Government. During the first nine months of 2010, credit facilities to the Puerto Rico government amounted to $485.9 million compared to approximately $1.3 billion for the comparable period in 2009. Originations in 2009 included a $1.0 billion facility extended to the Puerto Rico Sales Tax Financing Corp. (COFINA under its Spanish acronym), an instrumentality of the Government of Puerto Rico that has already been repaid and a $115 million refinancing of a commercial relationship. Other decreases were observed in construction loan originations due to the Corporation’s strategic decision to reduce its exposure to construction projects in both the Puerto Rico and United States markets and decreases in the origination of residential mortgage loans due to the current economic environment.

     The following table details First BanCorp’s loan production, including purchases and refinancings, for the periods indicated:

	Quarter Ended September 30,		Nine-month Period Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Residential real estate	$106,557	$129,527	$373,445	$453,465
C&I and commercial mortgage	601,198	1,076,881	1,220,103	2,370,338
Construction	45,866	82,140	143,214	339,162
Finance leases	21,609	20,565	65,865	60,387
Consumer	120,305	138,570	380,900	391,608

Total loan production	$895,535	$1,447,683	$2,183,527	$3,614,960

          Residential Real Estate Loans
     As of September 30, 2010, the Corporation’s residential real estate loan portfolio decreased by $158.8 million as compared to the balance as of December 31, 2009. The majority of the Corporation’s outstanding balance of residential mortgage loans consists of fixed-rate, fully amortizing, full documentation loans. In accordance with the Corporation’s underwriting guidelines, residential real estate loans are mostly fully documented loans, and the Corporation is not actively involved in the origination of negative amortization loans or adjustable-rate mortgage loans. The decrease was a combination of loan sales and securitizations that in aggregate amounted to $315.0 million, charge-offs of $44.1 million and pay downs and foreclosures. Residential loan originations were lower compared to 2009 as a result of the weak economic environment in Puerto Rico, reflected in high unemployment rates. Refer to the “Contractual Obligations and Commitments” discussion below for additional information about outstanding commitments to sell mortgage loans.
          Commercial and Construction Loans
     As of September 30, 2010, the Corporation’s commercial and construction loan portfolio decreased by $1.5 billion, as compared to the balance as of December 31, 2009, due mainly to repayments of approximately $1.4 billion from credit facilities extended to the Puerto Rico government and/or political subdivisions combined with net charge-offs of $273.2 million, the sale of approximately $163 million associated with various impaired loans in Florida and pay downs. The Corporation’s commercial loans are primarily variable- and adjustable-rate loans.
     As of September 30, 2010, the Corporation had $273.1 million outstanding of credit facilities granted to the Puerto Rico government and/or its political subdivisions, down from $1.2 billion as of December 31, 2009, and $57.2 million granted to the Virgin Islands government, down from $134.7 million as of December 31, 2009. A substantial portion of these credit facilities consists of obligations that have a specific source of income or revenues identified for their repayment, such as property taxes collected by the central Government and/or municipalities. Another portion of these obligations consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power and water utilities. Public corporations have varying degrees of independence from the central Government of Puerto Rico and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities in Puerto Rico for which the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment.
     The largest loan to one borrower as of September 30, 2010 in the amount of $295.9 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual real estate loans, mostly 1-4 residential mortgage loans.
     The Corporation’s construction lending volume has been stagnant for the last two years due to the slowdown in the U.S. housing market and the current economic environment in Puerto Rico. The Corporation has reduced its exposure to condo-conversion loans in its Florida operations and ceased originating construction loans in Florida. Its construction loan originations in Puerto Rico are mainly draws from existing commitments. Approximately 95% of the construction loan originations in 2010 are related to disbursements from previously established commitments and new loans are mainly associated with construction loans to individuals. In Puerto Rico, absorption rates on low income residential projects financed by the Corporation showed signs of improvement during 2010 but the market is still under pressure because of an oversupply of housing units compounded by lower demand and diminished consumer purchasing power and confidence. The unemployment rate in Puerto Rico is close to 16%.
     During the third quarter of 2010, $109.1 million of construction loans were converted to commercial mortgage loans, of which $78 million have Puerto Rico government guarantees. The Corporation expects additional conversions of construction loans to commercial loans or commercial mortgage loans in the amounts of $9.8 million in the fourth quarter of 2010 and $133.1 million in 2011. As a key initiative to increase the absorption rate in residential construction projects, the Corporation has engaged in discussions with developers to review sales strategies and provide additional incentives to supplement the Puerto Rico Government housing stimulus package enacted in September 2010. From September 1, 2010 to June 30, 2011, the Government of Puerto Rico will provide tax and transaction fees incentives to both purchasers and sellers (whether a Puerto Rico resident or not) of new and existing residential property, as well as commercial property with a sales price of no more than $3 million. Among its significant provisions, the housing stimulus package provides various types of income and property taxes exemptions as well as reduced closing costs, including:
•	Purchase/Sale of New Residential Property within the Period
-	Any long term capital gain upon selling new residential property will be 100% exempt from the payment of income taxes. Exemption for five years on payment of property tax. Cost of stamps and seals are waived during the period.
•	Purchase/Sale of Existing Residential Property, or Commercial Property with a Sales Price of No More than $3 Million, within the Period (“Qualified Property”)
-	Any long term capital gain upon selling Qualified Property within the Period will be 100% exempt from the payment of income taxes. The long term capital gain derived from the future sale of the foregoing property will be 50% exempt from the payment income taxes, including the basic alternative tax and the alternative minimum tax. 50% of the cost of required stamps and seals are waived during the period.
•	Rental Income from Residential Properties
-	Income derived from the rental of new or existing residential property will be exempt from income taxes for a period of up to 10 calendar years, commencing on January 1, 2011.
     This legislation should help to alleviate some of the stress in the construction industry and might show tangible results in the last quarter of the year.
     The construction loan portfolio in Puerto Rico decreased by $183.8 million during the first nine months of 2010 driven by charge-offs of $73.0 million and the aforementioned conversion of loans to commercial mortgage loans. In Florida, the construction portfolio decreased by $192.3 million, also driven by charge-offs of $81.8 million recorded during the first nine months of 2010 and the sale of approximately $115.7 million of non-performing construction loans in Florida.
     The composition of the Corporation’s construction loan portfolio as of September 30, 2010 by category and geographic location follows:

	Puerto	Virgin
As of September 30, 2010	Rico	Islands	Florida	Total
	(In thousands)
Loans for residential housing projects:
High-rise (1)	$177,719	$—	$—	$177,719
Mid-rise (2)	77,642	4,939	17,733	100,314
Single-family detach	103,244	5,692	14,285	123,221

Total for residential housing projects	358,605	10,631	32,018	401,254

Construction loans to individuals secured by residential properties	12,440	15,491	—	27,931
Condo-conversion loans	9,886	—	18,483	28,369
Loans for commercial projects	214,944	120,117	—	335,061
Bridge loans — residential	56,303	—	4,500	60,803
Bridge loans — commercial	3,003	26,047	13,901	42,951
Land loans — residential	73,879	18,036	24,865	116,780
Land loans — commercial	79,429	2,126	13,548	95,103
Working capital	8,702	1,025	—	9,727

Total before net deferred fees and allowance for loan losses	817,191	193,473	107,315	1,117,979
	(2,711)	(556)	(65)	(3,332)

Total construction loan portfolio, gross	814,480	192,917	107,250	1,114,647
Allowance for loan losses	(126,656)	(33,878)	(24,390)	(184,924)

Total construction loan portfolio, net	$687,824	$159,039	$82,860	$929,723

(1)	For purposes of the above table, high-rise portfolio is composed of buildings with more than 7 stories, mainly composed of three projects that represent approximately 86% of the Corporation’s total outstanding high-rise residential construction loan portfolio in Puerto Rico.

(2)	Mid-rise relates to buildings of up to 7 stories.

     The following table presents further information on the Corporation’s construction portfolio as of and for the nine-month period ended September 30, 2010:

(Dollars in thousands)
Total undisbursed funds under existing commitments	$211,685

Construction loans in non-accrual status	$558,148

Net charge offs — Construction loans (1)	$154,842

Allowance for loan losses — Construction loans	$184,924

Non-performing construction loans to total construction loans	50.07%

Allowance for loan losses — construction loans to total construction loans	16.59%

Net charge-offs (annualized) to total average construction loans (1)	14.87%

(1)	Includes charge-offs of $81.8 million related to construction loans in Florida and $73.0 million related to construction loans in Puerto Rico.
     The following summarizes the construction loans for residential housing projects in Puerto Rico segregated by the estimated selling price of the units:

(In thousands)
Under $300k	$125,674
$300k — $600k	148,124
Over $600k (1)	84,807

$358,605

(1)	Mainly composed of two high-rise projects and two single-family detached projects that account for approximately 46% and 32%, respectively, of the residential housing projects in Puerto Rico with selling prices over $600k.
     For the majority of the construction loans for residential housing projects in Florida, the estimated selling price of the units is under $300,000.
          Consumer Loans and Finance Leases
     As of September 30, 2010, the Corporation’s consumer loan and finance leases portfolio decreased by $144.3 million, as compared to the portfolio balance as of December 31, 2009. This is mainly the result of repayments and charge-offs that on a combined basis more than offset the volume of loan originations during the first nine months of 2010. Nevertheless, the Corporation experienced a decrease in net charge-offs for consumer loans and finance leases that amounted to $40.6 million for the first nine months of 2010, as compared to $45.9 million for the same period a year ago.
Investment Activities
     As part of its strategy to diversify its revenue sources and maximize its net interest income, First BanCorp maintains an investment portfolio that is classified as available-for-sale or held-to-maturity. The Corporation’s available-for-sale and held-to-maturity portfolio as of September 30, 2010 amounted to $3.5 billion, a reduction of $1.3 million when compared to $4.8 billion as of December 31, 2009. The reduction was the net result of approximately $2.1 billion of MBS sold during the first nine months of 2010 (mainly U.S. agency MBS) with a weighted average yield of 4.47%, $252 million of U.S. Treasury Notes sold with a weighted average yield of 2.84%, the call of approximately $1.2 billion of investment securities (mainly U.S. agency debt securities) with a weighted average yield of 2.08% and MBS prepayments, partially offset by the purchase of approximately $850 million in aggregate of 2,3,5 and 7 year U.S. Treasury Notes with an average yield of 1.82%, the purchase of approximately $921 million of debt securities (mainly 2- to 3-year U.S. agency debt securities) with a yield of 1.86% and the purchase of $696 million of MBS with a weighted-average yield of 3.57%.
     Over 90% of the Corporation’s available-for-sale and held-to-maturity securities portfolio is invested in U.S. Government and Agency debentures and fixed-rate U.S. government sponsored-agency MBS (mainly GNMA, FNMA and FHLMC fixed-rate securities). The Corporation’s investment in equity securities classified as available for sale is minimal, approximately $0.1 million, which consists of common stock of a financial institution in Puerto Rico.

     The following table presents the carrying value of investments at the indicated dates:

	As of	As of
	September 30,	December 31,
(In thousands)	2010	2009
Money market investments	$215,494	$24,286

Investment securities held to maturity:
U.S. Government and agencies obligations	8,480	8,480
Puerto Rico Government obligations	23,837	23,579
Mortgage-backed securities	455,650	567,560
Corporate bonds	2,000	2,000

	489,967	601,619

Investment securities available for sale:
U.S. Government and agencies obligations	1,323,656	1,145,139
Puerto Rico Government obligations	236,480	136,326
Mortgage-backed securities	1,415,973	2,889,014
Equity securities	71	303

	2,976,180	4,170,782

Other equity securities, including $63.0 million and $68.4 million of FHLB stock as of September 30, 2010 and December 31, 2009, respectively	64,310	69,930

	$3,745,951	$4,866,617

          Mortgage-backed securities at the indicated dates consist of:

	As of	As of
	September 30,	December 31,
(In thousands)	2010	2009
Held-to-maturity securities
FHLMC certificates	$3,100	$5,015
FNMA certificates	452,550	562,545

	455,650	567,560

Available-for-sale securities
FHLMC certificates	2,052	722,249
GNMA certificates	982,605	418,312
FNMA certificates	233,435	1,507,792
Collateralized Mortgage Obligations issued or guaranteed by FHLMC, FNMA and GNMA	120,481	156,307
Other mortgage pass-through certificates	77,400	84,354

	1,415,973	2,889,014

Total mortgage-backed securities	$1,871,623	$3,456,574

The carrying values of investment securities classified as available-for-sale and held-to-maturity as of September 30, 2010 by contractual maturity (excluding mortgage-backed securities and equity securities) are shown below:

	Carrying	Weighted
(Dollars in thousands)	Amount	Average Yield %
U.S. Government and agencies obligations
Due within one year	$8,480	0.30%
Due after one year through five years	1,323,656	1.37%

	1,332,136	1.37%

Puerto Rico Government obligations
Due within one year	—	0.00%
Due after one year through five years	127,256	5.33%
Due after five years through ten years	123,624	5.29%
Due after ten years	9,437	5.85%

	260,317	5.33%

Corporate bonds
Due after ten years	2,000	5.80%

	2,000	5.80%

Total	1,594,453	2.02%

Mortgage-backed securities	1,871,623	4.11%
Equity securities	71	—

Total investment securities available for sale and held to maturity	$3,466,147	3.15%

     Net interest income of future periods will be affected by the Corporation’s decision to deleverage its investment securities portfolio to preserve its capital position and from balance sheet repositioning strategies. Also, net interest income could be affected by prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on these securities, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration in the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. Approximately $1.2 billion of investment securities, mainly U.S. Agency debentures, with an average yield of 2.08% were called during the first nine months of 2010. As of September 30, 2010, the Corporation has approximately $623.8 million in debt securities (U.S. agency and Puerto Rico government securities) with embedded calls and with an average yield of 2.88%. Refer to the “Risk Management” section below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and of the interest rate risk management strategies followed by the Corporation. Also refer to Note 4 to the accompanying unaudited consolidated financial statements for additional information regarding the Corporation’s investment portfolio.
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
     The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. As of September 30, 2010,

FirstBank could not pay any dividend to the parent company except upon receipt of prior approval by the FED. The Asset and Liability Committee of the Board of Directors is responsible for establishing the Corporation’s liquidity policy as well as approving operating and contingency procedures, and monitoring liquidity on an ongoing basis. Management’s Investment and Asset Liability Committee (“MIALCO”), using measures of liquidity developed by management, which involve the use of several assumptions, reviews the Corporation’s liquidity position on a monthly basis. The MIALCO oversees liquidity management, interest rate risk and other related matters. The MIALCO, which reports to the Board of Directors’ Asset and Liability Committee, is composed of senior management officers, including the Chief Executive Officer, the Chief Financial Officer, the Chief Risk Officer, the Retail Financial Services Director, the Risk Manager of the Treasury and Investments Division, the Asset/Liability Manager and the Treasurer. The Treasury and Investments Division is responsible for planning and executing the Corporation’s funding activities and strategy, monitoring liquidity availability on a daily basis and reviewing liquidity measures on a weekly basis. The Treasury and Investments Accounting and Operations area of the Comptroller’s Department is responsible for calculating the liquidity measurements used by the Treasury and Investment Division to review the Corporation’s liquidity position.
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
     The Corporation manages its liquidity in a proactive manner, and maintains a position that it regards as adequate. Multiple measures are utilized to monitor the Corporation’s liquidity position, including basic surplus and time-based measures. The Corporation has maintained basic surplus (cash, short-term assets minus short-term liabilities, and secured lines of credit) well in excess of the self-imposed minimum limit of 5% of total assets. As of September 30, 2010, the estimated basic surplus ratio was approximately 11% including un-pledged investment securities, FHLB lines of credit, and cash. At the end of the quarter, the Corporation had $186 million available for additional credit on FHLB lines of credit. Unpledged liquid securities as of September 30, 2010 mainly consisted of fixed-rate U.S. agency debentures and MBS totaling approximately $843 million. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic surplus computation. The Corporation does not have any unsecured debt, other than brokered CDs, maturing during the remainder of 2010 and has $3.2 billion of brokered CDs maturing over the next twelve months. At September 30, 2010, the holding company had $43.5 million of cash and cash equivalents. Cash and cash equivalents at the Bank as of September 30, 2010 were approximately $904.3 million. While the Corporation has increased its liquidity levels due to the current economic environment, it has continued to issue brokered CDs pursuant to temporary approvals received from the FDIC to renew or roll over certain amounts of brokered CDs through December 31, 2010.
     Sources of Funding
     The Corporation utilizes different sources of funding to help ensure that adequate levels of liquidity are available when needed. Diversification of funding sources is of great importance to protect the Corporation’s liquidity from market disruptions. The principal sources of short-term funds are deposits, including brokered CDs, securities sold under agreements to repurchase, and lines of credit with the FHLB. The Asset Liability Committee of the Board of Directors reviews credit availability on a regular basis. The Corporation has also securitized and sold mortgage loans as a supplementary source of funding. Issuances of commercial paper have also in the past provided additional funding. Long-term funding has also been obtained through the issuance of notes and, to a lesser extent, long-term brokered CDs. The cost of these different alternatives, among other things, is taken into consideration.
     The Corporation is in the process of deleveraging its balance sheet by reducing the amounts of brokered CDs and during 2010 repaid the remaining balance of $900 million in FED advances outstanding as of December 31, 2009. The reductions in brokered CDs are consistent with the requirements of the Order that preclude the issuance of brokered CDs without FDIC approval. The reductions in brokered CDs and FED advances are being partly offset by increases in retail deposits. Brokered CDs decreased $872.9 million to $6.7 billion as of September 30, 2010 from $7.6 billion as of December 31, 2009. At the same time, as the Corporation focuses on reducing its reliance on brokered deposits, it is seeking to add core deposits.

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
     The Corporation’s principal sources of funding are:
Brokered CDs – A large portion of the Corporation’s funding has been retail brokered CDs issued by the Bank subsidiary, FirstBank Puerto Rico. Total brokered CDs decreased from $7.6 billion at year-end 2009 to $6.7 billion as of September 30, 2010. Although all the regulatory capital ratios exceeded the established “well capitalized” levels at September 30, 2010, because of the Order with the FDIC, FirstBank cannot be treated as a “well capitalized” institution under regulatory guidance and cannot replace maturing brokered CDs without the prior approval of the FDIC. Since the issuance of the Order, the FDIC has granted the Bank temporary waivers to enable it to continue accessing the brokered deposit market through December 31, 2010. The Bank will request approvals for future periods. The Corporation has been using proceeds from repayments and sales of loans and investments to pay down maturing borrowings, including brokered CDs. Also, the Corporation successfully implemented its core deposit growth strategy that resulted in an increase of $747.4 million, or 15%, in non-brokered deposits during the first nine months of 2010.
The average remaining term to maturity of the retail brokered CDs outstanding as of September 30, 2010 is approximately 1.2 years. Approximately 3% of the principal value of these certificates is callable at the Corporation’s option.
The use of brokered CDs has been particularly important for the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining regular retail deposits in Puerto Rico. The brokered CDs market is very competitive and liquid, and the Corporation has been able to obtain substantial amounts of funding in short periods of time. This strategy has enhanced the Corporation’s liquidity position, since the brokered CDs are insured by the FDIC up to regulatory limits and can be obtained faster compared to regular retail deposits. Should the FDIC fail to approve waivers for the renewal of brokered CD’s, the Corporation would accelerate the de-leveraging through a systematic disposition of assets to meet its liquidity needs. During the first nine months of 2010, the Corporation issued $3.2 billion in brokered CDs to renew maturing brokered CDs having an average interest rate of 1.28%. Management believes it will continue to obtain waivers from the restrictions in the issuance of brokered CDs under the Order to meet its obligations and execute its business plans.
     The following table presents a maturity summary of brokered and retail CDs with denominations of $100,000 or higher as of September 30, 2010:

Total
(In thousands)
Three months or less	$1,390,761
Over three months to six months	732,011
Over six months to one year	1,796,927
Over one year	3,983,862

Total	$7,903,561

     Certificates of deposit in denominations of $100,000 or higher include brokered CDs of $6.7 billion issued to deposit brokers in the form of large ($100,000 or more) certificates of deposit that are generally participated out by brokers in shares of less than $100,000 and are therefore insured by the FDIC. Certificates of deposit also include $20.4 million of deposits through the Certificate of Deposit Account Registry Service (“CDARS”). In an effort to meet customer needs and provide its customers with the best products and services available, the Corporation’s bank subsidiary, FirstBank Puerto Rico, has joined a program that gives depositors the opportunity to insure their money beyond the standard FDIC coverage. CDARS can offer customers access to FDIC insurance coverage beyond the $250 thousand per account without limit by placing deposits in multiple banks through a single bank gateway, when they enter into the CDARS Deposit Placement Agreement, while earning attractive returns on their deposits.
Retail deposits – The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. Total deposits, excluding brokered CDs, increased by $747.4 million to $5.9 billion from the balance of $5.1 billion as of December 31, 2009, reflecting increases in core-deposit products such as money market, savings, retail CD and interest-bearing checking accounts. A significant portion of the increase was related to increases in money market accounts and retail CDs in Florida. Successful marketing campaigns and attractive rates were the main reason for the increase in Florida. Refer to Note 11 in the accompanying unaudited financial statements for further details.
Refer to the “Net Interest Income” discussion above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarter and nine-month periods ended September 30, 2010 and 2009.

Securities sold under agreements to repurchase - The Corporation’s investment portfolio is substantially funded with repurchase agreements. Securities sold under repurchase agreements were $1.4 billion as of September 30, 2010, compared with $3.1 billion as of December 31, 2009. The decrease relates to the Corporation’s balance sheet repositioning strategies as approximately $1.0 billion of repurchase agreements were early terminated, as previously discussed, and to the Corporation’s decision to deleverage its balance sheet by paying down maturing short-term repurchase agreements. One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. All of the $1.4 billion of repurchase agreements outstanding as of September 30, 2010 consist of structured repurchase agreements. The access to this type of funding was affected by the liquidity turmoil in the financial markets witnessed in the second half of 2008 and in 2009. Certain counterparties are still not willing to extend the term of maturing repurchase agreements. Nevertheless, in addition to short-term repos, the Corporation has been able to maintain access to credit by using cost-effective sources such as FED and FHLB advances. Refer to Note 13 in the accompanying notes to the unaudited interim consolidated financial statements for further details about repurchase agreements outstanding by counterparty and maturities.
Under the Corporation’s repurchase agreements, as is the case with derivative contracts, the Corporation is required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of changes in interest rates, a liquidity crisis or any other factor, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Given the quality of the collateral pledged, the Corporation has not experienced significant margin calls from counterparties arising from credit-quality-related write-downs in valuations with only $0.45 million of cash deposited in connection with collateralized interest rate swap agreements.
Advances from the FHLB – The Corporation’s Bank subsidiary is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages as collateral for advances taken. As of September 30, 2010 and December 31, 2009, the outstanding balance of FHLB advances was $835.4 million and $978.4 million, respectively. Approximately $409.4 million of outstanding advances from the FHLB has maturities of over one year. As part of its precautionary initiatives to safeguard access to credit and obtain low interest rates, the Corporation has been pledging assets with the FHLB while at the same time the FHLB has been revising its credit guidelines and “haircuts” in the computation of the availability of credit lines.
FED Discount window – During 2009, the FED encouraged banks to borrow from the Discount Window in an effort to restore liquidity and calm to the credit markets. As market conditions improved, participating financial institutions have been asked to shift to regular funding sources, and repay borrowings such as advances from the FED Discount Window. During the first half of 2010, the Corporation repaid the remaining balance of $900 million in FED advances outstanding as of December 31, 2009.
Credit Lines - The Corporation maintains unsecured and un-committed lines of credit with other banks. As of September 30, 2010, the Corporation’s total unused lines of credit with other banks amounted to $165 million. The Corporation has not used these lines of credit to fund its operations.
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
     With respect to the Corporation’s $231.9 million of outstanding subordinated debentures, the Corporation provided, within the time frame prescribed by the indentures governing the subordinated debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. The Corporation elected to defer the interest payments that were due in September 2010 because the Federal Reserve did not approve the Corporation’s request submitted pursuant to the Written Agreement to pay interest on the subordinated debentures.
     The Corporation’s principal uses of funds are the origination of loans and the repayment of maturing deposits and borrowings. The Corporation has committed substantial resources to its mortgage banking subsidiary, FirstMortgage Inc. As a result, residential real estate loans as a percentage of total loans receivable have increased over time from 14% at December 31, 2004 to 28% at September 30, 2010. Commensurate with the increase in its mortgage banking activities, the Corporation has also invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities. The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid in large part because of the sale or guarantee programs of the FHA, VA, HUD, FNMA and FHLMC. The Corporation obtained Commitment Authority to issue GNMA mortgage-backed securities from GNMA and, under this program, the Corporation completed the securitization of approximately $164.9 million of FHA/VA mortgage loans into GNMA MBS during 2010. Any regulatory actions affecting GNMA, FNMA or FHLMC could adversely affect the secondary mortgage market.
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
     During the second quarter of 2010, the Corporation and its subsidiary bank suffered credit rating downgrades from Moody’s (B1 to B3), S&P (B to CCC+), and Fitch (B to B-) rating services. Furthermore, in June 2010 Moody’s and Fitch placed the Corporation on “Credit Watch Negative” and S&P placed a “Negative Outlook”. The Corporation does not have any outstanding debt or derivative agreements that would be affected by the recent credit downgrades. Furthermore, given our non-reliance on corporate debt or other instruments directly linked in terms of pricing or volume to credit ratings, the liquidity of the Corporation so far has not been affected in any material way by the downgrades. The Corporation’s ability to access new non-deposit sources of funding, however, could be adversely affected by these credit ratings and any additional downgrades.
     The Corporation’s liquidity, however, is contingent upon its ability to obtain new external sources of funding to finance its operations. The Corporation’s current credit ratings and any further downgrades in credit ratings can hinder the Corporation’s access to external funding and/or cause external funding to be more expensive, which could in turn adversely affect results of operations. Also, changes in credit ratings may further affect the fair value of certain liabilities and unsecured derivatives that consider the Corporation’s own credit risk as part of the valuation.
     Cash Flows
     Cash and cash equivalents were $904.6 million and $216.1 million at September 30, 2010 and 2009, respectively. These balances increased by $200.5 million and decreased by $189.6 million from December 31, 2009 and 2008, respectively. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during the first nine months of 2010 and 2009.
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
     For the first nine months of 2010, net cash provided by operating activities was $175.7 million. Net cash generated from operating activities was higher than net loss reported largely as a result of adjustments for non-cash operating items such as the provision for loan and lease losses partially offset by adjustments to net income from the gain on sale of investments.
     For the first nine months of 2009, net cash provided by operating activities was $195.0 million, which was higher than net loss reported largely as a result of adjustments for non-cash operating items such as the provision for loan and lease losses.
     Cash Flows from Investing Activities
     The Corporation’s investing activities primarily relate to originating loans to be held to maturity and purchasing, selling and repayments of available-for-sale and held-to-maturity investment portfolios. For the first nine months of 2010, net cash provided by investing activities was $2.9 billion, primarily reflecting proceeds from loans, as well as proceeds from securities sold or called during the first nine months of 2010 and MBS prepayments. Partially offsetting these sources of cash were cash used for loan origination disbursements and certain purchases of available-for-sale securities, as discussed above.
     For the first nine months of 2009, net cash used in investing activities was $1.2 billion, primarily for loan origination disbursements and purchases of available-for-sale investment securities to mitigate in part the impact of investment securities called by counterparties prior to maturity and MBS prepayments.

Cash Flows from Financing Activities
     The Corporation’s financing activities include primarily the receipt of deposits and issuance of brokered CDs, the issuance and repayments of long-term debt, the issuance of equity instruments and activities related to its short-term funding. In addition, the Corporation paid monthly dividends on its preferred stock and quarterly dividends on its common stock until it announced the suspension of dividends beginning in August 2009. In the first nine months of 2010, net cash used in financing activities was $2.9 billion due to the Corporation’s balance sheet repositioning strategies and deleveraging of the balance sheet, including the early termination of repurchase agreements and related costs and pay down of maturing repurchase agreements as well as advances from the FHLB and the FED and brokered CDs. Partially offsetting these cash reductions was the growth of the core deposit base.
     In the first nine months of 2009, net cash provided by financing activities was $800.0 million due to the investment of $400 million by the U.S. Treasury in preferred stock of the Corporation through the U.S. Treasury TARP Capital Purchase Program and due to the use of the FED Discount Window Program, advances from the FHLB and short-term repurchase agreements to refinance brokered CDs at a lower cost and finance the Corporation’s investing activities. Partially offsetting these cash proceeds was the payment of cash dividends and pay down of maturing borrowings, in particular brokered CDs.
Capital
     The Corporation’s stockholders’ equity amounted to $1.3 billion as of September 30, 2010, a decrease of $277.1 million compared to the balance as of December 31, 2009, driven by the net loss of $272.9 million for the first nine months of 2010 and $8 million of issue costs related to the Exchange Offer, partially offset by an increase of $3.8 million in accumulated other comprehensive income. Based on the Agreement with the FED, currently neither First BanCorp nor FirstBank, is permitted to pay dividends on capital securities without prior approval.
     Effective June 2, 2010, FirstBank, by and through its Board of Directors, entered into the Order with the FDIC (see “Description of Business”). Although all the regulatory capital ratios exceeded the established “well capitalized” levels at September 30, 2010, because of the Order with the FDIC, FirstBank cannot be treated as a “well capitalized” institution under regulatory guidance. Set forth below are First BanCorp’s, and FirstBank Puerto Rico’s regulatory capital ratios as of September 30, 2010 and December 31, 2009, based on existing established FED and FDIC guidelines.

		Banking Subsidiary
	First		To be well
	BanCorp	FirstBank	capitalized
As of September 30, 2010

Total capital (Total capital to risk-weighted assets)	13.26%	12.81%	10.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	11.96%	11.52%	6.00%
Leverage ratio	8.34%	8.03%	5.00%

As of December 31, 2009

Total capital (Total capital to risk-weighted assets)	13.44%	12.87%	10.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	12.16%	11.70%	6.00%
Leverage ratio	8.91%	8.53%	5.00%
     The decrease in regulatory capital ratios is mainly related to the net loss reported for the first nine months of 2010 that was substantially offset by the decrease in risk-weighted assets consistent with the Corporation’s decision to deleverage its balance sheet to preserve its capital position. Significant decreases in risk-weighted assets have been achieved mainly through the non renewal of commercial loans with 100% risk weightings, such as temporary loan facilities to the Puerto Rico government and others, and through the charge-offs of portions of loans deemed uncollectible. Also, a reduced volume of loan originations and sales of investments contributed to mitigate, to some extent, the effect of net losses on capital ratios.
Capital Restructuring Initiatives
As previously reported, the Corporation submitted a Capital Plan to the FED and the FDIC in July 2010. The primary objective of this Capital Plan is to improve the Corporation’s capital structure in order to 1) enhance its ability to operate in the current economic environment, 2) be in a position to continue executing business strategies to return to profitability and 3) achieve the minimum capital ratios set forth in the FDIC Order over time. The minimum capital ratios are 8% for Leverage (Tier 1 Capital to Average Total Assets), 10% for Tier 1 Capital to Risk-Weighted Assets and 12% for Total Capital to Risk-Weighted Assets. The Capital Plan sets forth the following capital restructuring initiatives as well as various deleveraging strategies:

(1)	The exchange of shares of the Corporation’s preferred stock held by the U.S. Treasury for common stock;

(2)	The exchange of shares of the Corporation’s common stock for any and all of the Corporation’s outstanding Series A through E preferred stock; and

(3)	A $500 million capital raise through the issuance of new common shares for cash.
During the third quarter of 2010, the Corporation completed transactions designed to accomplish the first two initiatives. On July 20, 2010, the Corporation closed a transaction with the U.S. Treasury for the exchange of the $400 million of Series F preferred stock that the U.S. Treasury acquired pursuant to the TARP Capital Purchase Program and accrued dividends on that stock for new shares of Series G mandatorily convertible preferred stock. A key benefit of this transaction was obtaining the right, under the terms of the new Series G convertible preferred stock, to compel the conversion of this stock into shares of the Corporation’s common stock, provided that the Corporation meets a number of conditions. On August 30, 2010, the Corporation completed its Exchange Offer to issue shares of its common stock in exchange for its outstanding Series A through E preferred stock, which resulted in the issuance of 227,015,210 new shares of common stock in exchange for 19,482,128 shares of preferred stock with an aggregate liquidation amount of $487 million, or 89% of the outstanding Series A through E preferred stock.
In addition, on August, 24, 2010, the Corporation obtained its stockholders’ approval to increase the number of authorized shares of common stock from 750 million to 2 billion and decrease the par value of its common stock from $1.00 to $0.10 per share. These approvals and the issuance of common stock in exchange for Series A through E Preferred Stock satisfy all but one of the substantive conditions to the Corporation’s ability to compel the conversion of the 424,174 shares of the new series of Series G Preferred Stock, issued to the U.S. Treasury. The other substantive condition to the Corporation’s ability to compel the conversion of the Series G Preferred Stock is the issuance of a minimum aggregate amount of $500 million of additional capital, subject to terms, other than the price per share, reasonably acceptable to the U.S. Treasury in its sole discretion.
     These first two initiatives were designed to improve the Corporation’s ability to successfully raise additional capital through a sale of its common stock, which is the last component of the Capital Plan. On September 16, 2010, the Corporation filed a registration statement for a proposed underwritten public offering of $500 million ($575 million including an overallotment option) (the “Capital Raise”) of its common stock with the Securities and Exchange Commission.
     The completion of the Exchange Offer and the exchange agreement with the U.S. Treasury resulted in significant improvements in the Corporation’s tangible and Tier 1 common equity ratios. The Corporation’s tangible common equity ratio increased to 5.21% as of September 30, 2010, from 3.20% as of December 31, 2010, and the Tier 1 common equity to risk-weighted assets ratio as of September 30, 2010 increased to 6.62% from 4.10% as of December 31, 2009.
     The tangible common equity ratio and tangible book value per common share are non-GAAP measures generally used by the financial community to evaluate capital adequacy. Tangible common equity is total equity less preferred equity, goodwill and core deposit intangibles. Tangible assets are total assets less goodwill and core deposit intangibles. Management and many stock analysts use the tangible common equity ratio and tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase accounting method of accounting for mergers and acquisitions. Neither tangible common equity nor tangible assets or related measures should be considered in isolation or as a substitute for stockholders’ equity, total assets or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Corporation calculates its tangible common equity, tangible assets and any other related measures may differ from that of other companies reporting measures with similar names.

     The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets for the periods ended September 30, 2010 and December 31, 2009, respectively:

	As of
	September 30,	December 31,
(Dollars in thousands)	2010	2009
Tangible Equity:
Total equity — GAAP	$1,321,979	$1,599,063
Preferred equity	(411,876)	(928,508)
Goodwill	(28,098)	(28,098)
Core deposit intangible	(14,673)	(16,600)

Tangible common equity	$867,332	$625,857

Tangible Assets:
Total assets — GAAP	$16,678,879	$19,628,448
Goodwill	(28,098)	(28,098)
Core deposit intangible	(14,673)	(16,600)

Tangible assets	$16,636,108	$19,583,750

Common shares outstanding	319,558	92,542

Tangible common equity ratio	5.21%	3.20%

Tangible book value per common share	$2.71	$6.76
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

The following table reconciles stockholders’ equity (GAAP) to Tier 1 common equity:

	As of
(Dollars in thousands)	September 30,	December 31,
	2010	2009
Tier 1 Common Equity:
Total equity — GAAP	$1,321,979	$1,599,063
Qualifying preferred stock	(411,876)	(928,508)
Unrealized (gain) loss on available-for-sale securities (1)	(30,295)	(26,617)
Disallowed deferred tax asset (2)	(43,552)	(11,827)
Goodwill	(28,098)	(28,098)
Core deposit intangible	(14,673)	(16,600)
Cumulative change gain in fair value of liabilities accounted for under a fair value option	(2,654)	(1,535)
Other disallowed assets	(636)	(24)

Tier 1 common equity	$790,195	$585,854

Total risk-weighted assets	$11,930,854	$14,303,496

Tier 1 common equity to risk-weighted assets ratio	6.62%	4.10%

1-	Tier 1 capital excludes net unrealized gains (losses) on available-for-sale debt securities and net unrealized gains on available-for-sale equity securities with readily determinable fair values, in accordance with regulatory risk-based capital guidelines. In arriving at Tier 1 capital, institutions are required to deduct net unrealized losses on available-for-sale equity securities with readily determinable fair values, net of tax.

2-	Approximately $64 million of the Corporation’s deferred tax assets at September 30, 2010 December 31, 2009 — $102 million) were included without limitation in regulatory capital pursuant to the risk-based capital guidelines, while approximately $44 million of such assets at September 30, 2010 (December 31, 2009 — $12 million) exceeded the limitation imposed by these guidelines and, as “disallowed deferred tax assets,” were deducted in arriving at Tier 1 capital. According to regulatory capital guidelines, the deferred tax assets that are dependent upon future taxable income are limited for inclusion in Tier 1 capital to the lesser of: (i) the amount of such deferred tax asset that the entity expects to realize within one year of the calendar quarter end-date, based on its projected future taxable income for that year, or (ii) 10% of the amount of the entity’s Tier 1 capital. Approximately $7 million of the Corporation’s other net deferred tax liability at September 30, 2010 (December 31, 2009 — $5 million) represented primarily the deferred tax effects of unrealized gains and losses on available-for-sale debt securities, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines.
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
     As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. As of September 30, 2010, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $841.0 million and $81.1 million, respectively. Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with prospective borrowers.

Contractual Obligations and Commitments
     The following table presents a detail of the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments
	As of September 30, 2010
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In thousands)
Contractual obligations:
Certificates of deposit	$8,747,169	$4,410,760	4,085,180	237,068	14,161
Federal funds purchased and securities sold under agreements to repurchase	1,400,000	100,000	500,000	800,000	—
Advances from FHLB	835,440	426,000	356,000	53,440	—
Notes payable	25,057	7,404	6,600	—	11,053
Other borrowings	231,959	—	—	—	231,959

Total contractual obligations	$11,239,625	$4,944,164	$4,947,780	$1,090,508	$257,173

Commitments to sell mortgage loans	$62,517	$62,517

Standby letters of credit	$81,111	$81,111

Commitments to extend credit:
Lines of credit	$570,077	$570,077	$—
Letters of credit	55,679	55,679	—
Commitments to originate loans	215,241	165,241	50,000

Total commercial commitments	$840,997	$790,997	$50,000

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
     Lehman Brothers Special Financing, Inc. (“Lehman”) was the counterparty to First BanCorp on certain interest rate swap agreements. During the third quarter of 2008, Lehman failed to pay the scheduled net cash settlement due to us, which constituted an event of default under those interest rate swap agreements. The Corporation terminated all interest rate swaps with Lehman and replaced them with other counterparties under similar terms and conditions. In connection with the unpaid net cash settlement due as of September 30, 2010 under the swap agreements, the Corporation has an unsecured counterparty exposure with Lehman, which filed for bankruptcy on October 3, 2008, of approximately $1.4 million. This exposure was reserved in the third quarter of 2008. The Corporation had pledged collateral of $63.6 million with Lehman to guarantee its performance under the swap agreements in the event payment thereunder was required. The book value of pledged securities with Lehman as of September 30, 2010 amounted to approximately $64.5 million.
     The Corporation believes that the securities pledged as collateral should not be part of the Lehman bankruptcy estate given the facts that the posted collateral constituted a performance guarantee under the swap agreements and was not part of a financing agreement, and that ownership of the securities was never transferred to Lehman. Upon termination of the interest rate swap agreements, Lehman’s obligation was to return the collateral to the Corporation. During the fourth quarter of 2009, the Corporation discovered that Lehman Brothers, Inc., acting as agent of Lehman, had deposited the securities in a custodial account at JP Morgan Chase, and that, shortly before the filing of the Lehman bankruptcy proceedings, it had provided instructions to have most of the securities transferred to Barclays Capital (“Barclays”) in New York. After Barclays’s refusal to turn over the securities, during December 2009, the Corporation filed a lawsuit against Barclays in federal court in New York demanding the return of the securities.
     During February 2010, Barclays filed a motion with the court requesting that the Corporation’s claim be dismissed on the grounds that the allegations of the complaint are not sufficient to justify the granting of the remedies therein sought. Shortly thereafter, the Corporation filed its opposition motion. A hearing on the motions was held in court on April 28, 2010. The court, on that date, after hearing the arguments by both sides, concluded that the Corporation’s equitable-based causes of action, upon which the return of the investment securities is being demanded, contain allegations that sufficiently plead facts warranting the denial of Barclays’ motion to dismiss the Corporation’s claim. Accordingly, the judge ordered the case to proceed to trial. Subsequent to the decision handed down by the court, the district court judge transferred the case to the Lehman bankruptcy court for trial. While the Corporation believes it has valid reasons to support its claim for the return of the securities, the Corporation may not succeed in its litigation against Barclays to recover all or a substantial portion of the securities.
     Additionally, the Corporation continue to pursue its claim filed in January 2009 in the proceedings under the Securities Protection Act with regard to Lehman Brothers Incorporated in Bankruptcy Court, Southern District of New York. An estimated loss was not accrued as we are unable to determine the timing of the claim resolution or whether we will succeed in recovering all or a substantial portion of the collateral or its equivalent value. If additional relevant negative facts become available in future periods, a need to recognize a partial or full reserve of this claim may arise. Considering that the investment securities have not yet been recovered by us, despite our efforts in this regard, we decided to classify such investments as non-performing during the second quarter of 2009.
     Interest Rate Risk Management
     First BanCorp manages its asset/liability position in order to limit the effects of changes in interest rates on net interest income and to maintain stable profitability under varying interest rate environments. The MIALCO oversees interest rate risk and focuses on, among other things, current and expected conditions in world financial markets, competition and prevailing rates in the local deposit market, liquidity, securities market values, recent or proposed changes to the investment portfolio, alternative funding sources and related costs, hedging and the possible purchase of derivatives such as swaps and caps, and any tax or regulatory issues which may be pertinent to these areas. The MIALCO approves funding decisions in light of the Corporation’s overall growth strategies and objectives.
     The Corporation performs on a quarterly basis a consolidated net interest income simulation analysis to estimate the potential change in future earnings from projected changes in interest rates. These simulations are carried out over a one to five-year time horizon, assuming gradual upward and downward interest rate movements of 200 basis points, achieved during a twelve-month period. Simulations are carried out in two ways:
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
     The following table presents the results of the simulations as of September 30, 2010 and December 31, 2009. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives and liabilities measured at fair value:

	September 30, 2010				December 31, 2009
	Net Interest Income Risk (Projected for the next 12 months)				Net Interest Income Risk (Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
+ 200 bps ramp	$31.9	6.80%	$24.5	5.08%	$10.6	2.16%	$16.0	3.39%
- 200 bps ramp	$(16.5)	(3.53)%	$(7.1)	(1.48)%	$(31.9)	(6.53)%	$(33.0)	(6.98)%
     The Corporation continues to manage its balance sheet structure to control the overall interest rate risk and preserve its capital position through a deleveraging and balance sheet repositioning strategy. During 2010, the investment portfolio decreased by approximately $1.3 billion, while the loan portfolio decreased by $1.8 billion. This decrease in assets resulting from the deleveraging strategy allowed a reduction of $3.6 billion in wholesale funding since the end of the fourth quarter of 2009, including repurchase agreements and brokered certificate of deposits. In addition, the Corporation continues to grow its core deposit base while adjusting the mix of its funding sources to better match the expected average life of the assets.

     Taking into consideration the above-mentioned facts for modeling purposes, the net interest income for the next twelve months under a non-static balance sheet scenario, is estimated to increase by $24.5 million in a gradual parallel upward move of 200 basis points.
     Following the Corporation’s risk management policies, modeling of the downward “parallel” rates moves by anchoring the short end of the curve (falling rates with a flattening curve), was performed, even though, given the current level of rates as of September 30, 2010, some market interest rate were projected to be zero. Under this scenario, where a considerable spread compression is projected, net interest income for the next twelve months in a non-static balance sheet scenario is estimated to decrease by $7.1 million.
Derivatives
     First BanCorp uses derivative instruments and other strategies to manage its exposure to interest rate risk caused by changes in interest rates beyond management’s control.
     The following summarizes major strategies, including derivative activities, used by the Corporation in managing interest rate risk:
Interest rate cap agreements — Interest rate cap agreements provide the right to receive cash if a reference interest rate rises above a contractual rate. The value increases as the reference interest rate rises. The Corporation enters into interest rate cap agreements for protection from rising interest rates. Specifically, the interest rate on certain private label mortgage pass-through securities and certain of the Corporation’s commercial loans to other financial institutions is generally a variable rate limited to the weighted-average coupon of the pass-through certificate or referenced residential mortgage collateral, less a contractual servicing fee. During the second quarter of 2010, the counterparty for interest rate caps for certain private label mortgage pass-through securities was taken over by the FDIC, immediately canceling all outstanding commitments. Interest rate caps with a notional amount of $113 million are no longer considered to be derivative financial instruments. The total exposure to fair value of $3.0 million related to such contracts was reclassified to an account receivable.
Interest rate swaps — Interest rate swap agreements generally involve the exchange of fixed- and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of September 30, 2010, most of the interest rate swaps outstanding are used for protection against rising interest rates. In the past, interest rate swaps volume was much higher since they were used to convert fixed-rate brokered CDs (liabilities), mainly those with long-term maturities, to a variable rate to mitigate the interest rate risk inherent in variable rate loans. All interest rate swaps related to brokered CDs were called during 2009 in the face of lower interest rate levels, and, as a consequence, the Corporation exercised its call option on the swapped-to-floating brokered CDs.
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
For detailed information regarding the volume of derivative activities (e.g. notional amounts), location and fair values of derivative instruments in the Statement of Financial Condition and the amount of gains and losses reported in the Statement of Income (Loss), refer to Note 8 in the accompanying unaudited consolidated financial statements.
The following tables summarize the fair value changes in the Corporation’s derivatives as well as the sources of the fair values:

Nine-month period ended
(In thousands)	September 30, 2010
Fair value of contracts outstanding at the beginning of the period	$(531)
Contracts terminated or called during the period	(2,587)
Changes in fair value during the period	(2,556)

Fair value of contracts outstanding as of September 30, 2010	$(5,674)

Source of Fair Value

	Payments Due by Period
	Maturity			Maturity
	Less Than	Maturity	Maturity	In Excess	Total
(In thousands)	One Year	1-3 Years	3-5 Years	of 5 Years	Fair Value
As of September 30, 2010

Pricing from observable market inputs	$27	$(742)	$44	$(5,003)	$(5,674)

	$27	$(742)	$44	$(5,003)	$(5,674)

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
     As of September 30, 2010, all of the derivative instruments held by the Corporation were considered economic undesignated hedges.
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
     Refer to Note 20 of the accompanying unaudited consolidated financial statements for additional information regarding the fair value determination of derivative instruments.
     Set forth below is a detailed analysis of the Corporation’s credit exposure by counterparty with respect to derivative instruments outstanding as of September 30, 2010 and December 31, 2009.

		As of September 30, 2010
			Total			Accrued
(In thousands)			Exposure at	Negative	Total	Interest Receivable
Counterparty	Rating (1)	Notional	Fair Value (2)	Fair Values	Fair Values	(Payable)
Interest rate swaps with rated counterparties:

JP Morgan	A+	$43,195	$637	$(5,788)	$(5,151)	$—
Credit Suisse First Boston (3)	A+	5,502	—	(383)	(383)	—
Goldman Sachs	A	6,515	472	—	472	—
Morgan Stanley	A	109,058	1	—	1	—

		164,270	1,110	(6,171)	(5,061)	—
Other derivatives (4)		128,076	427	(1,040)	(613)	(136)

		$292,346	$1,537	$(7,211)	$(5,674)	$(136)

(1)	Based on the S&P and Fitch Long Term Issuer Credit Ratings.

(2)	For each counterparty, this amount includes derivatives with positive fair value excluding the related accrued interest receivable / payable.

(3)	Master netting agreement in place.

(4)	Credit exposure with several local companies for which a credit rating is not readily available.

		As of December 31, 2009
			Total			Accrued
(In thousands)			Exposure at	Negative	Total	Interest Receivable
Counterparty	Rating (1)	Notional	Fair Value (2)	Fair Values	Fair Values	(Payable)
Interest rate swaps with rated counterparties:

JP Morgan	A+	$67,345	$621	$(4,304)	$(3,683)	$—
Credit Suisse First Boston	A+	49,311	2	(764)	(762)	—
Goldman Sachs	A	6,515	557	—	557	—
Morgan Stanley	A	109,712	238	—	238	—

		232,883	1,418	(5,068)	(3,650)	—

Other derivatives (3)		284,619	4,518	(1,399)	3,119	(269)

		$517,502	$5,936	$(6,467)	$(531)	$(269)

(1)	Based on the S&P and Fitch Long Term Issuer Credit Ratings.

(2)	For each counterparty, this amount includes derivatives with positive fair value excluding the related accrued interest receivable / payable.

(3)	Credit exposure with several local companies for which a credit rating is not readily available. Approximately $4.2 million of the credit exposure with local companies relates to caps referenced to mortgages bought from a local financial institution that was taken over by another institution during the second quarter of 2010 through an FDIC-assisted transaction.
     A “Hull-White Interest Rate Tree” approach is used to value the option components of derivative instruments. The discounting of the cash flows is performed using US dollar LIBOR-based discount rates or yield curves that account for the industry sector and the credit rating of the counterparty and/or the Corporation. Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments resulted in an unrealized gain of approximately $1.3 million as of September 30, 2010, of which an unrealized gain of $0.8 million was recorded in the first nine months of 2010 and an unrealized loss of $1.4 million was recorded in the first nine months of 2009. The Corporation compares the valuations obtained with valuations received from counterparties, as an internal control procedure.
Credit Risk Management
     First BanCorp is subject to credit risk mainly with respect to its portfolio of loans receivable, derivatives and off-balance sheet instruments, mainly loan commitments. Loans receivable represents loans that First BanCorp holds for investment and, therefore, First BanCorp is at risk for the term of the loan. Loan commitments represent commitments to extend credit, subject to specific conditions, for specific amounts and maturities. These commitments may expose the Corporation to credit risk and are subject to the same review and approval process as for loans. Refer to “Contractual Obligations and Commitments” above for further details. The credit risk of derivatives arises from the potential of the counterparty’s default on its contractual obligations. To manage this credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. For further details and information on the Corporation’s derivative credit risk exposure, refer to the “— Interest Rate Risk Management” section above. The Corporation manages its credit risk through credit policy, underwriting, independent loan review and quality control procedures, comprehensive financial analysis, and established management committees. The Corporation also employs proactive collection and loss mitigation efforts. Furthermore, personnel performing structured loan workout functions are responsible for avoiding defaults and minimizing losses upon default within each region and for each business segment. The group utilizes relationship officers, collection specialists and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary.
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
     Management, comprised of the Corporation’s Chief Risk Officer, Credit Risk Officers, Chief Lending Officer, and other senior executives, have the primary responsibility for setting strategies to achieve the Corporation’s credit risk goals and objectives. These goals and objectives are documented in the Corporation’s Credit Policy.
Allowance for Loan and Lease Losses and Non-performing Assets
Allowance for Loan and Lease Losses
     The allowance for loan and lease losses represents the estimate of the level of reserves appropriate to absorb inherent credit losses. The amount of the allowance was determined by empirical analysis and judgments regarding the quality of each individual loan portfolio. All known relevant internal and external factors that affected loan collectibility were considered, including analyses of historical charge-off experience, migration patterns, changes in economic conditions, and changes in loan collateral values. For example, factors affecting the economies of Puerto Rico, Florida (USA), the US Virgin Islands and the British Virgin Islands may contribute to delinquencies and defaults above the Corporation’s historical loan and lease losses. Such factors are subject to regular review and may change to reflect updated performance trends and expectations, particularly in times of severe stress such as have been experienced since 2008. The process includes judgmental and quantitative elements that may be subject to significant change. There is no certainty that the allowance will be adequate over time to cover credit losses in the portfolio because of continued adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries or markets. To the extent actual outcomes differ from our estimates, the credit quality of our customer base materially decreases or the risk profile of a market, industry, or group of customers changes materially, or if the allowance is determined to not be adequate, additional provisions for credit losses could be required, which could adversely affect our business, financial condition, liquidity, capital, and results of operations in future periods.
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
     A specific valuation allowance is established for those commercial and real estate loans classified as impaired, primarily when the collateral value of the loan (if the impaired loan is determined to be collateral dependent) or the present value of the expected future cash flows discounted at the loan’s effective rate is lower than the carrying amount of that loan. The specific valuation allowance is computed on commercial, construction and real estate loans of $1 million or more, Troubled Debt Restructured loans (“TDRs”), which are individually evaluated, as well as smaller residential mortgage loans considered impaired based on their delinquency and loan-to-value levels. When foreclosure is probable, the impairment measure is based on the fair value of the collateral. The fair value of the collateral is generally obtained from appraisals. Updated appraisals are obtained when the Corporation determines that loans are impaired and are updated annually thereafter. In addition, appraisals and/or broker price opinions are also obtained for residential mortgage loans based on specific characteristics such as delinquency levels, age of the appraisal, and loan-to-value ratios. Deficiencies from the excess of the recorded investment in collateral dependent loans over the resulting fair value of the collateral are generally charged-off when deemed uncollectible. For residential mortgage loans, since the second quarter of 2010, the determination of reserves included the incorporation of updated loss factors applicable to loans expected to liquidate over the next 12 months considering the expected realization of similar asset values at disposition.
     For all other loans, which include small, homogeneous loans, such as auto loans, consumer loans, finance lease loans, and residential mortgages, in amounts under $1 million and commercial and construction loans not considered impaired, the Corporation maintains a general valuation allowance. The Corporation updates the factors used to compute the reserve factors on a quarterly basis. The general reserve is primarily determined by applying loss factors according to the loan type and assigned risk category (pass, special mention and substandard not impaired; all doubtful loans are considered impaired). The general reserve for consumer loans is based on factors such as delinquency trends, credit bureau score bands, portfolio type, geographical location, bankruptcy trends, recent market transactions, and other environmental factors such as economic forecasts. The analysis of the residential mortgage pools is performed at the individual loan level and then aggregated to determine the expected loss ratio. The model applies risk-adjusted prepayment curves, default curves, and severity curves to each loan in the pool. The severity is affected by the expected house price scenario based on recent house price trends. Default curves are used in the model to determine expected delinquency levels. The risk-adjusted timing of liquidation and associated costs are used in the model and are risk-adjusted for the area in which the property is located (Puerto Rico, Florida, or Virgin Islands). For commercial loans, including construction loans, the general reserve is based on historical loss ratios, trends in non-accrual loans, loan type, risk-rating, geographical location, changes in collateral values for collateral dependent loans and macroeconomic data that correlates to portfolio performance for the geographical region. The methodology of accounting for all probable losses in loans not individually measured for impairment purposes is made in accordance with authoritative accounting guidance that requires that losses be accrued when they are probable of occurring and estimable.
     The blended general reserve factors utilized for most portfolios increased during 2010 due to the continued increase in charge-offs and the continued deterioration in the economy and property values. The blended general reserve factor for commercial mortgage loans increased from 2.41% in December 2009 to 4.01% at September 30, 2010. The construction loans blended general factor increased from 9.82% in December, 2009 to 15.38% at September 30, 2010. The consumer and finance leases reserve factor increased from 4.36% in December 2009 to 4.52% at September 30, 2010. The C&I blended general reserve factor increased from 2.44% in December 2009 to 2.50% at September 30, 2010. The blended general reserve factor for residential mortgage loans increased from 0.91% in December 2009 to 1.25% at September 30, 2010, due to the recalibration of the loss factors and the effect of house price deterioration based on recent appraisals. There was an increase in the amount of specific reserves for residential mortgage loans resulting from the aforementioned updates to loss factors for loans expected to liquidate over the next 12 months. The higher level of impaired residential mortgage loans is mainly related to the modification of loans through the Home Affordable Modification Program of the Federal government, for which a sustained period of repayment performance under the modified terms was observed. These impaired loans are not necessarily classified as a non-performing loan.
     Substantially all of the Corporation’s loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is located in Puerto Rico, the U.S. and British Virgin Islands or the U.S. mainland (mainly in the state of Florida), the performance of the Corporation’s loan portfolio and the value of the collateral supporting the transactions are dependent upon the performance of and conditions within each specific area real estate market. Economic reports related to the real estate market in Puerto Rico indicate that the real estate market is experiencing readjustments in value driven by the loss of income due to the unemployment of consumers, reduced demand and the general economic conditions. The Corporation sets adequate loan-to-value ratios upon original approval following the regulatory and credit policy standards. The real estate market for the U.S. Virgin Islands remains fairly stable. In the Florida market, residential real estate has experienced a very slow turnover, but the Corporation continues to reduce its credit exposure through disposition of assets and different loss mitigation initiatives as the end of this difficult credit cycle in the Florida region appears to be approaching.

     As shown in the following table, the allowance for loan and lease losses increased to $608.5 million at September 30, 2010, compared with $528.1 million at December 31, 2009. The $80.4 million increase in the allowance primarily reflected increases in specific reserves associated with impaired loans, predominantly construction, commercial and residential mortgage loans. The Corporation has continued to build its reserves based on recent appraisals and broker price opinions, charge-offs trends and environmental factors and increased general reserve factors for all of its portfolios. Expressed as a percent of period-end total loans receivable, the reserve coverage ratio increased to 5.00% at September 30, 2010, compared with 3.79% at December 31, 2009. The provision to net-charge offs ratio of 104% for the third quarter of 2010 reflects, among other things, the fact that approximately 59% of net charge-offs recorded during the quarter was related to loans for which the Corporation had previously established adequate specific reserves, including non-performing loans sold during the quarter. Refer to the “Provision for Loan and Lease Losses” discussion above for additional information. The following table sets forth an analysis of the activity in the allowance for loan and lease losses during the periods indicated:

Quarter Ended	Nine-month Period Ended
September 30,	September 30,
(Dollars in thousands)	2010	2009	2010	2009
Allowance for loan and lease losses, beginning of period	$604,304	$407,746	$528,120	$281,526

Provision (recovery) for loan and lease losses:
Residential mortgage	19,961	6,896	80,007	36,804
Commercial mortgage	11,546	19,376	71,865	50,408
Commercial and Industrial	27,280	44,665	61,120	116,741
Construction	48,451	56,883	188,149	200,050
Consumer and finance leases	13,244	20,270	37,099	38,668

Total provision for loan and lease losses	120,482	148,090	438,240	442,671

Charge-offs:

Residential mortgage	(13,183)	(10,955)	(44,152)	(21,446)
Commercial mortgage	(11,635)	(5,263)	(48,942)	(19,983)
Commercial and Industrial	(20,041)	(6,491)	(70,149)	(27,876)
Construction	(58,522)	(47,374)	(155,095)	(138,755)
Consumer and finance leases	(17,106)	(16,918)	(48,971)	(52,776)

(120,487)	(87,001)	(367,309)	(260,836)

Recoveries:

Residential mortgage	74	73	78	73
Commercial mortgage	180	—	351	—
Commercial and Industrial	115	876	428	1,107
Construction	99	50	253	61
Consumer and finance leases	3,759	1,650	8,365	6,882

4,227	2,649	9,475	8,123

Net charge-offs	(116,260)	(84,352)	(357,834)	(252,713)

Allowance for loan and lease losses, end of period	$608,526	$471,484	$608,526	$471,484

Allowance for loan and lease losses to period end total loans receivable	5.00%	3.43%	5.00%	3.43%

Net charge-offs annualized to average loans outstanding during the period	3.74%	2.53%	3.67%	2.52%

Provision for loan and lease losses to net charge-offs during the period	1.04	x	1.76	x	1.22	x	1.75	x

     The following table sets forth information concerning the allocation of the allowance for loan and lease losses by loan category and the percentage of loan balances in each category to the total of such loans as of the dates indicated:

	As of		As of
	September 30, 2010		December 31, 2009
(In thousands)	Amount	Percent	Amount	Percent
Residential mortgage	$67,098	28%	$31,165	26%
Commercial mortgage loans	97,782	14%	63,972	11%
Construction loans	184,924	9%	164,128	11%
Commercial and Industrial loans (including loans to a local financial institution)	179,381	34%	186,007	38%
Consumer loans and finance leases	79,341	15%	82,848	14%

	$608,526	100%	$528,120	100%

     The following table sets forth information concerning the composition of the Corporation’s allowance for loan and lease losses as of September 30, 2010 and December 31, 2009 by loan category and by whether the allowance and related provisions were calculated individually or through a general valuation allowance:

	Residential	Commercial		Construction	Consumer and
(Dollars in thousands)	Mortgage Loans	Mortgage Loans	C&I Loans	Loans	Finance Leases	Total
As of September 30, 2010

Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$234,012	$38,181	$93,025	$121,517	$—	$486,735

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	294,943	160,335	392,120	546,937	—	1,394,335
Allowance for loan and lease losses	30,629	35,946	88,555	116,295	—	271,425
Allowance for loan and lease losses to principal balance	10.38%	22.42%	22.58%	21.26%	0.00%	19.47%

Loans with general allowance:
Principal balance of loans	2,919,380	1,543,946	3,635,626	446,193	1,753,811	10,298,956
Allowance for loan and lease losses	36,469	61,836	90,826	68,629	79,341	337,101
Allowance for loan and lease losses to principal balance	1.25%	4.01%	2.50%	15.38%	4.52%	3.27%

Total portfolio, excluding loans held for sale:
Principal balance of loans	$3,448,335	$1,742,462	$4,120,771	$1,114,647	$1,753,811	$12,180,026
Allowance for loan and lease losses	67,098	97,782	179,381	184,924	79,341	608,526
Allowance for loan and lease losses to principal balance	1.95%	5.61%	4.35%	16.59%	4.52%	5.00%

As of December 31, 2009

Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$384,285	$62,920	$48,943	$100,028	$—	$596,176

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	60,040	159,284	243,123	597,641	—	1,060,088
Allowance for loan and lease losses	2,616	30,945	62,491	86,093	—	182,145
Allowance for loan and lease losses to principal balance	4.36%	19.43%	25.70%	14.41%	0.00%	17.18%

Loans with general allowance:
Principal balance of loans	3,151,183	1,368,617	5,059,363	794,920	1,898,104	12,272,187
Allowance for loan and lease losses	28,549	33,027	123,516	78,035	82,848	345,975
Allowance for loan and lease losses to principal balance	0.91%	2.41%	2.44%	9.82%	4.36%	2.82%

Total portfolio, excluding loans held for sale:
Principal balance of loans	$3,595,508	$1,590,821	$5,351,429	$1,492,589	$1,898,104	$13,928,451
Allowance for loan and lease losses	31,165	63,972	186,007	164,128	82,848	528,120
Allowance for loan and lease losses to principal balance	0.87%	4.02%	3.48%	11.00%	4.36%	3.79%

     The following tables show the activity for impaired loans and the related specific reserves during the first nine months of 2010:

(In thousands)
Impaired Loans:
Balance at beginning of year	$1,656,264
Loans determined impaired during the period	802,957
Net charge-offs (1)	(299,871)
Loans sold, net of charge-offs of $42.6 million (2)	(120,556)
Loans foreclosed, paid in full and partial payments, net of additional disbursements	(157,724)

Balance at end of period	$1,881,070

(1)	Approximately $151.5 million, or 51%, is related to construction loans.

(2)	Loans sold in Florida.

	For the Nine-Month Period Ended September 30, 2010
	Residential	Commercial		Construction
	Mortgage Loans	Mortgage Loans	C&I Loans	Loans	Total
Allowance for impaired loans, beginning of period	$2,616	$30,945	$62,491	$86,093	$182,145
Provision for impaired loans	64,451	49,604	93,352	181,744	389,151
Charge-offs	(36,438)	(44,603)	(67,288)	(151,542)	(299,871)

Allowance for impaired loans, end of period	$30,629	$35,946	$88,555	$116,295	$271,425

Credit Quality
Credit trends continued to show modest signs of improvement. Non-performing loans decreased $57.9 million, while total non-performing assets decreased $41.5 million when compared to balances as of December 31, 2009. The decrease in non-performing loans was mainly a function of charge-off activity amounting to $357.8 million during the first nine months of 2010, problem credit resolutions, including the sale of non-performing loans, positive results from loan modifications and, to a lesser extent, loans brought current and a reduction in the migration of loans to nonaccrual status compared to the experience of 2009.
Non-performing Loans and Non-performing Assets
     Total non-performing assets consist of non-performing loans, foreclosed real estate and other repossessed properties as well as non-performing investment securities. Non-performing loans are those loans on which the accrual of interest is discontinued. When a loan is placed in non-performing status, any interest previously recognized and not collected is reversed and charged against interest income.
Non-performing Loans Policy
     Residential Real Estate Loans — The Corporation classifies real estate loans in non-performing status when interest and principal have not been received for a period of 90 days or more or on certain loans modified under one of the Corporation’s loss mitigation programs (See Past Due Loans description below).
     Commercial and Construction Loans — The Corporation places commercial loans (including commercial real estate and construction loans) in non-performing status when interest and principal have not been received for a period of 90 days or more or when there are doubts about the potential to collect all of the principal based on collateral deficiencies or, in other situations, when collection of all of principal or interest is not expected due to deterioration in the financial condition of the borrower. Cash payments received on certain loans that are impaired and collateral dependent are recognized when collected in accordance with the contractual terms of the loans. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized on a cash basis (when collected). However, when management believes that the ultimate collectability of principal is in doubt, the interest portion is applied to principal. The risk exposure of this portfolio is diversified as to individual borrowers and industries among other factors. In addition, a large portion is secured with real estate collateral.
     Finance Leases — Finance leases are classified in non-performing status when interest and principal have not been received for a period of 90 days or more.
     Consumer Loans — Consumer loans are classified in non-performing status when interest and principal have not been received for a period of 90 days or more.

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
The following table presents non-performing assets as of the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2010	2009
Non-performing loans:
Residential mortgage	$427,574	$441,642
Commercial mortgage	173,350	196,535
Commercial and Industrial	293,323	241,316
Construction	558,148	634,329
Finance leases	4,692	5,207
Consumer	48,916	44,834

Total non-performing loans	1,506,003	1,563,863

REO	82,706	69,304
Other repossessed property	15,824	12,898
Investment securities (1)	64,543	64,543

Total non-performing assets	$1,669,076	$1,710,608

Past due loans 90 days and still accruing	$139,795	$165,936
Non-performing assets to total assets	10.01%	8.71%
Non-performing loans to total loans receivable	12.36%	11.23%
Allowance for loan and lease losses	$608,526	$528,120
Allowance to total non-performing loans	40.41%	33.77%
Allowance to total non-performing loans, excluding residential mortgage loans	56.43%	47.06%

(1)	Collateral pledged with Lehman Brothers Special Financing, Inc.

The following table shows non-performing assets by geographic segment:

	September 30,	December 31,
(Dollars in thousands)	2010	2009
Puerto Rico:
Non-performing loans:
Residential mortgage	$366,470	$376,018
Commercial mortgage	123,550	128,001
Commercial and Industrial	284,684	229,039
Construction	463,052	385,259
Finance leases	4,692	5,207
Consumer	46,681	40,132

Total non-performing loans	1,289,129	1,163,656

REO	58,508	49,337
Other repossessed property	15,580	12,634
Investment securities	64,543	64,543

Total non-performing assets	$1,427,760	$1,290,170

Past due loans 90 days and still accruing	$136,266	$128,016

Virgin Islands:
Non-performing loans:
Residential mortgage	$9,961	$9,063
Commercial mortgage	8,228	11,727
Commercial and Industrial	5,847	8,300
Construction	20,295	2,796
Consumer	1,064	3,540

Total non-performing loans	45,395	35,426

REO	1,203	470
Other repossessed property	196	221

Total non-performing assets	$46,794	$36,117

Past due loans 90 days and still accruing	$952	$23,876

Florida:
Non-performing loans:
Residential mortgage	$51,143	$56,561
Commercial mortgage	41,572	56,807
Commercial and Industrial	2,792	3,977
Construction	74,801	246,274
Consumer	1,171	1,162

Total non-performing loans	171,479	364,781

REO	22,995	19,497
Other repossessed property	48	43

Total non-performing assets	$194,522	$384,321

Past due loans 90 days and still accruing	$2,577	$14,044
     Total non-performing loans as of September 30, 2010 were $1.51 billion, compared to $1.56 billion as of December 31, 2009. The decrease of $57.9 million, or 4%, in non-performing loans from December 31, 2009 primarily resulting from decreases in non-performing construction, commercial mortgage and residential mortgage loans, which was partially offset by increases in non-performing C&I loans.
     Total non-performing construction loans decreased $76.2 million, or 12% from the end of the fourth quarter. The decrease was mainly in the United States where non-performing construction loans decreased $171.5 million or 70% from $246.3 million as of December 31, 2009 to $74.8 million at September 30, 2010. The decrease was driven by sales of $115.7 million of construction loans classified as non-performing as of December 31, 2009. The sales were part of the Corporation’s ongoing efforts to reduce its non-performing assets through its Special Assets Group (“SAG”); the sales were executed at an amount in excess of the aggregate carrying amount of the loans. The SAG focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of REO. In addition to the management of the resolution process for problem loans, the SAG oversees collection efforts for all loans to prevent migration to the non-performing and/or classified status.

     Non-performing construction loans in Puerto Rico increased by $77.8 million from December 2009. The increase was primarily driven by four relationships in excess of $10 million entering into non-accruing status during 2010, mainly in connection with residential housing projects. The increase was partially offset by charge-off activity and repayments applied to the balance of non-performing loans, including charge-offs of $26.5 million in connection with two high-rise residential housing projects. In the Virgin Islands, the non-performing construction loan portfolio increased by $17.5 million, driven by a $15.9 million relationship engaged in the development of a residential real estate project.
     During the third quarter of 2010, $109.1 million of construction loans were converted to commercial mortgage loans, of which $78 million have Puerto Rico government guarantees. The Corporation expects additional conversions of construction loans to commercial loans or commercial mortgage loans in the amounts of $9.8 million in the fourth quarter of 2010 and $133.1 million in 2011. As a key initiative to increase the absorption rate in residential construction projects, the Corporation has engaged in discussions with developers to review sales strategies and provide additional incentives to supplement the Puerto Rico Government housing stimulus package enacted in September 2010. From September 1, 2010 to June 30, 2011, the Government of Puerto Rico will provide tax and transaction fees incentives to both purchasers and sellers (whether a Puerto Rico resident or not) of new and existing residential property, as well as commercial property with a sales price of no more than $3 million. This legislation should help to alleviate some of the stress in the construction industry and might show tangible results in the last quarter of the year. Refer to “Financial Condition and Operating Data Analysis – Loan Portfolio – Commercial and Construction Loans” discussion above for additional information about the main provisions of the housing stimulus package.
     Non-performing commercial mortgage loans decreased by $23.2 million, or 12%, from the end of the fourth quarter of 2009 mainly due to charge-offs, two relationships in Puerto Rico amounting to $12.5 million in the aggregate becoming current and for which the Corporation expects to collect principal and interest in full pursuant to the terms of the loans, and sales in Florida of $16.1 million of loans classified as non-performing as of December 31, 2009. Non-performing commercial mortgage loans in Florida decreased by $15.2 million, or 27%, to $41.6 million when compared to $56.8 million as of December 31, 2009. In Puerto Rico, commercial mortgage non-performing loans decreased by $4.5 million, or 3%, since December 31, 2009. Total non-accrual commercial mortgage loans in the Virgin Islands decreased by $3.5 million mainly attributable to restoration to accrual status of a $3.8 million loan based on its compliance with performance terms and debt service capacity.
     C&I non-accrual loans increased $52.0 million, or 22%, from the end of the fourth quarter of 2009. The increase was related primarily to six relationships in Puerto Rico in individual amounts exceeding $5 million with an aggregate carrying value of $85 million, of which $38.9 million (net of a charge-off of $7.7 million) is related to the Corporation’s participation in a syndicated loan downgraded in its latest annual review as disclosed in the lead bank report. This was partially offset by net charge-offs, including a charge-off of $15.3 million relating to one relationship based on its financial condition and a charge-off of $15.0 million associated with a loan extended to a local financial institution in Puerto Rico and, to a lesser extent, payments received and applied to non-performing loans.
     The levels of non-accrual consumer loans, including finance leases, remained stable showing a $3.6 million increase during the first nine months of 2010, mainly related to boat financing in Puerto Rico.
     At September 30, 2010, approximately $141.6 million of the loans placed in non-accrual status, mainly construction and commercial loans, were current, or had delinquencies of less than 90 days in their interest payments. Collections are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.
     During the third quarter and first nine months of 2010, interest income of approximately $1.3 million and $5.1 million, respectively, related to $868.2 million of non-performing loans as of September 30, 2010, mainly non-performing construction and commercial loans, was applied against the related principal balances under the cost-recovery method. The Corporation will continue to evaluate restructuring alternatives to mitigate losses and enable borrowers to repay their loans under revised terms in an effort to preserve the value of the Corporation’s interests over the long-term.
     The allowance to non-performing loans ratio as of September 30, 2010 was 40.41%, compared to 33.77% as of December 31, 2009. The increase in the ratio is attributable in part to increases in the allowance based on increases in reserve factors for classified loans and additional charges to specific reserves. As of September 30, 2010, approximately $572.7 million, or 38%, of total non-performing loans have been charged-off to their net realizable value as shown in the following table.

	Residential	Commercial		Construction	Consumer and
(Dollars in thousands)	Mortgage Loans	Mortgage Loans	C&I Loans	Loans	Finance Leases	Total
As of September 30, 2010

Non-performing loans charged-off to realizable value	$307,398	$34,028	$101,473	$129,814	$—	$572,713
Other non-performing loans	120,176	139,322	191,850	428,334	53,608	933,290

Total non-performing loans	$427,574	$173,350	$293,323	$558,148	$53,608	$1,506,003

Allowance to non-performing loans	15.69%	56.41%	61.15%	33.13%	148.00%	40.41%
Allowance to non-performing loans, excluding non-performing loans charged-off to realizable value	55.83%	70.18%	93.50%	43.17%	148.00%	65.20%

As of December 31, 2009

Non-performing loans charged-off to realizable value	$320,224	$38,421	$19,244	$139,787	$—	$517,676
Other non-performing loans	121,418	158,114	222,072	494,542	50,041	1,046,187

Total non-performing loans	$441,642	$196,535	$241,316	$634,329	$50,041	$1,563,863

Allowance to non-performing loans	7.06%	34.19%	75.74%	25.87%	165.56%	33.77%
Allowance to non-performing loans, excluding non-performing loans charged-off to realizable value	25.67%	42.50%	82.31%	33.19%	165.56%	50.48%
     The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico and through programs sponsored by the Federal Government. Due to the nature of the borrower’s financial condition, restructurings or loan modifications through these program as well as other restructurings of individual commercial, commercial mortgage loans, construction loans and residential mortgages in the U.S. mainland fit the definition of TDR. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loans and modifications of the loan rate. As of September 30, 2010, the Corporation’s TDR loans consisted of $185.6 million of residential mortgage loans, $41.7 million commercial and industrial loans, $90.3 million commercial mortgage loans and $55.0 million of construction loans. From the $372.6 million total TDR loans, approximately $174.1 million are in compliance with modified terms, $41.7 million are 30-89 days delinquent, and $156.8 million are classified as non-accrual as of September 30, 2010.
Included in the $372.6 million of TDR loans are certain impaired condo-conversion loans restructured into two separate agreements (loan splitting) in the fourth quarter of 2009. At that time, each of these loans was restructured into two notes, one that represents the portion of the loan that is expected to be fully collected along with contractual interest and the second note that represents the portion of the original loan that was charged-off. The restructuring of these loans was made after analyzing the borrowers’ and guarantors’ capacities to service the debt and ability to perform under the modified terms. As part of the restructuring of the loans, the second note of each loan requires a monthly payment of principal and interest that amortize the debt over 25 years at a market rate of interest. An interest rate reduction was granted for the second note. The carrying value of the notes deemed collectible amounted to $22.0 million as of September 30, 2010 and the charge-offs recorded prior to 2010 associated with these loans were $29.7 million. The loans that have been deemed collectible continue to be individually evaluated for impairment purposes and a specific reserve of $0.5 million was allocated to these loans as of September 30, 2010.
Total non-performing assets, which include non-performing loans, were $1.67 billion at September 30, 2010. This was down $41.5 million, or 2%, from $1.71 billion at December 31, 2009. The REO portfolio, which is part of non-performing assets, increased by $13.4 million, mainly in Puerto Rico, reflecting increases in both commercial and residential properties. Consistent with the Corporation’s assessment of the value of properties and current and future market conditions, management is executing strategies to accelerate the sale of the real estate acquired in satisfaction of debt. During 2010, the Corporation sold approximately $41.5 million of REO properties.
The over 90-day delinquent, but still accruing, loans, excluding loans guaranteed by the U.S. Government, decreased to $60.8 million, or 0.50% of total loans receivable, at September 30, 2010, from $96.7 million, or 0.69% of total loans receivable, at December 31, 2009.
Net Charge-offs and Total Credit Losses
Total net charge-offs for the first nine months of 2010 were $357.8 million or 3.67% of average loans on an annualized basis, compared to $252.7 million or an annualized 2.52% of average loans for the first nine months of 2009. Even though the increase in net charge-offs in absolute numbers was higher in Puerto Rico, loss rates (charge-offs to average loans) for all major loan categories continued to be significantly higher in the United States than in Puerto Rico.

Construction loans net charge-offs in the first nine months of 2010 were $154.8 million, or an annualized 14.87%, up from $138.7 million, or an annualized 11.61% of related loans, in the first nine months of 2009. Construction loan charge-offs have been significantly impacted by individual loan charge-offs in excess of $10 million coupled with charge-offs related to loans sold. There were six loan relationships with charge-offs in excess of $10 million for the first nine months of 2010, or accounting for $83.5 million of total construction loans charge-offs. Construction loans net charge-offs in Puerto Rico were $73.0 million, including $37.2 million in charge-offs associated with three relationships in excess of $10 million mainly related to high-rise residential projects. Construction loans net charge-offs in the United States amounted to $81.8 million, of which $45.2 million are related to loans sold during the period. The Corporation continued its ongoing management efforts including obtaining updated appraisals for the collateral for impaired loans and assessing a project’s status within the context of market environment expectations; generally, appraisal updates are requested annually. This portfolio remains susceptible to the ongoing housing market disruptions, particularly in Puerto Rico. In the United States, based on the portfolio management process, including charge-off activity over the past year and several sales of problem credits, the credit issues in this portfolio have been substantially addressed. As of September 30, 2010, the construction loan portfolio in Florida amounted to $107 million, compared to $981 million as of June 30, 2006 when construction lending was halted in this segment. The Corporation is engaged in continuous efforts to identify alternatives that enable borrowers to repay their loans while protecting the Corporation’s investments.
C&I loans net charge-offs in the first nine months of 2010 were $69.7 million, or an annualized 1.98%, almost entirely related to the Puerto Rico portfolio, compared to the $26.8 million, or an annualized 0.76% of related loans, recorded in the first nine months of 2009. There was a $15.3 million charge-off in the first nine months associated with the previously mentioned non-performing loan based on the financial condition of the borrower and a $15.0 million charge-off associated with a loan extended to R&G Financial that was adequately reserved prior to 2010. The Corporation also recognized a $7.7 million charge-off on the aforementioned participation in a syndicated non-performing loan. Remaining C&I net charge-offs in the first nine months of 2010 were concentrated in Puerto Rico, where they were distributed across several industries, with the largest individual charge-off amounting to $6.6 million.
Commercial mortgage loans net charge-offs in the first nine months of 2010 were $48.6 million, or an annualized 4.09%, a $28.6 million increase from the first nine months of 2009. The first nine months charge-offs were mainly from Florida loans, which account for $39.4 million of total commercial mortgage net charge-offs, including$23.7 million on loans sold during 2010.
Residential mortgage net charge-offs were $44.1 million, or an annualized 1.67% of related average loans. This was up from $21.4 million, or an annualized 0.81%, of related average balances in the first nine months of 2009. The higher loss level is mainly related to reductions in property values. Approximately $31.8 million in charge-offs for the first nine months ($23.2 million in Puerto Rico, $8.0 million in Florida and $0.6 million in the Virgin Islands) resulted from valuations, for impairment purposes, of residential mortgage loan portfolios considered homogeneous given high delinquency and loan-to-value levels, compared to $11.2 million recorded in the first nine months of 2009, mainly in Puerto Rico. The total amount of the residential mortgage loan portfolio that was evaluated for impairment purposes amounted to approximately $350.7 million as of September 30, 2010, of which loans aggregating $307.4 million have been charged-off to their net realizable value, representing approximately 72% of the total non-performing residential mortgage loan portfolio outstanding as of September 30, 2010 and a reserve was allocated to the remaining balance. Net charge-offs for residential mortgage loans also include $8.5 million related to loans foreclosed during the first nine months, compared to $8.3 million recorded for loans foreclosed in the first nine months of 2009. The ratio of net charge-offs to average loans in the Corporation’s residential mortgage loan portfolio of 1.67% for the nine-month period ended September 30, 2010 is lower than the approximately 2.05% average charge-off rate for commercial banks in the U.S. mainland for the second quarter of 2010, as per statistical releases published by the Federal Reserve, and loss rates in the Corporation’s Puerto Rico operations continue to be lower than loss rates experienced in the Florida market.
Net charge-offs of consumer loans and finance leases in the first nine months of 2010 were $40.6 million compared to net charge-offs of $45.9 million for the first nine months of 2009. Annualized net charge-offs as a percentage of related loans decreased to 2.96% from 3.02% for the first nine months of 2009. Performance of this portfolio on both absolute and relative terms continued to be consistent with management’s views regarding the underlying quality of the portfolio.

The following table presents annualized charge-offs to average loans held-in-portfolio:

	For the Quarter Ended		For the Nine-Month Period Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Residential mortgage loans	1.52%	1.21%	1.67%	0.81%
Commercial mortgage	2.88%	1.35%	4.09%	1.73%
Commercial and industrial	1.82%	0.49%	1.98%	0.76%
Construction loans	18.84%	11.80%	14.87%	11.61%
Consumer loans (1)	3.00%	3.09%	2.96%	3.02%
Total loans	3.74%	2.53%	3.67%	2.52%

(1)	Includes lease financing.
     The above ratios are based on annualized charge-offs and are not necessarily indicative of the results expected for the entire year or in subsequent periods.
     The following table presents charge-offs (annualized) to average loans held-in-portfolio by geographic segment:

	Quarter Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
PUERTO RICO:
Residential mortgage	1.61%	0.66%	1.60%	0.65%
Commercial mortgage	2.49%	1.15%	1.21%	0.83%
Commercial and Industrial	1.92%	0.54%	2.11%	0.75%
Construction	8.30%	7.23%	10.19%	6.36%
Consumer and finance leases	2.97%	2.97%	2.95%	2.89%
Total loans	2.61%	1.64%	2.74%	1.58%

VIRGIN ISLANDS:
Residential mortgage	0.13%	0.10%	0.20%	0.11%
Commercial mortgage	0.00%	0.00%	0.00%	3.57%
Commercial and Industrial (1)	-0.01%	-0.69%	-0.55%	0.83%
Construction	0.00%	0.00%	0.05%	0.00%
Consumer and finance leases	1.56%	3.79%	2.01%	3.51%
Total loans	0.18%	0.33%	0.14%	0.87%

FLORIDA:
Residential mortgage	2.59%	6.26%	4.02%	2.66%
Commercial mortgage	4.20%	1.92%	10.63%	3.19%
Commercial and Industrial	0.02%	0.00%	3.53%	2.14%
Construction (2)	101.18%	27.23%	45.74%	26.05%
Consumer and finance leases	8.37%	6.77%	5.68%	7.31%
Total loans	18.34%	10.93%	15.47%	10.71%

1-	For the third quarter of 2010 and 2009 and for the nine month period endede September 30, 2010, recoveries in commercial and industrial loans in the Virgin Islands exceeded charge-offs.

2-	For the third quarter of 2010, net charge-offs for the construction loan portfolio in Florida were $40 million which once annualized for ratio calculation exceeded the average balance of this portfolio.
     Total credit losses (equal to net charge-offs plus losses on REO operations) for the first nine months of 2010 amounted to $380.5 million, or 3.87% on an annualized basis to average loans and repossessed assets in contrast to credit losses of $269.7 million, or a loss rate of 2.68%, for the first nine months of 2009.

The following table presents a detail of the REO inventory and credit losses for the periods indicated:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
REO
REO balances, carrying value:
Residential	$51,258	$33,831	$51,258	$33,831
Commercial	22,517	17,093	22,517	17,093
Condo-conversion projects	—	8,000	—	8,000
Construction	8,931	8,569	8,931	8,569

Total	$82,706	$67,493	$82,706	$67,493

REO activity (number of properties):
Beginning property inventory,	401	215	285	155
Properties acquired	111	83	340	207
Properties disposed	(63)	(45)	(176)	(109)

Ending property inventory	449	253	449	253

Average holding period (in days)
Residential	250	194	250	194
Commercial	248	120	248	120
Condo-conversion projects	—	552	—	552
Construction	294	257	294	257

	254	226	254	226

REO operations (loss) gain:
Market adjustments and (losses) gain on sale:
Residential	$(4,431)	$(2,777)	$(6,494)	$(7,886)
Commercial	(1,737)	(145)	(6,627)	(588)
Condo-conversion projects	—	—	(2,140)	(1,500)
Construction	(71)	(600)	(1,448)	(1,565)

	(6,239)	(3,522)	(16,709)	(11,539)

Other REO operations expenses	(1,954)	(1,493)	(5,993)	(5,477)

Net Loss on REO operations	$(8,193)	$(5,015)	$(22,702)	$(17,016)

CHARGE-OFFS
Residential charge-offs, net	(13,109)	(10,882)	(44,074)	(21,373)

Commercial charge-offs, net	(31,381)	(10,878)	(118,312)	(46,752)

Construction charge-offs, net	(58,423)	(47,324)	(154,842)	(138,694)

Consumer and finance leases charge-offs, net	(13,347)	(15,268)	(40,606)	(45,894)

Total charge-offs, net	(116,260)	(84,352)	(357,834)	(252,713)

TOTAL CREDIT LOSSES (1)	$(124,453)	$(89,367)	$(380,536)	$(269,729)

LOSS RATIO PER CATEGORY (2):

Residential	2.00%	1.50%	1.89%	1.10%
Commercial	2.21%	0.72%	2.65%	1.01%
Construction	18.73%	11.84%	15.08%	11.75%
Consumer	2.97%	3.08%	2.94%	3.00%

TOTAL CREDIT LOSS RATIO (3)	3.97%	2.67%	3.87%	2.68%

(1)	Equal to REO operations (losses) gains plus Charge-offs, net.

(2)	Calculated as net charge-offs plus market adjustments and gains (losses) on sale of REO divided by average loans and repossessed assets.

(3)	Calculated as net charge-offs plus net loss on REO operations divided by average loans and repossessed assets.

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
     As of September 30, 2010, the Corporation had $273.1 million outstanding of credit facilities granted to the Puerto Rico government and/or its political subdivisions, down from $1.2 billion as of December 31, 2009, and $57.2 million granted to the Virgin Islands government down from $134.7 million as of December 31, 2009. A substantial portion of these credit facilities consists of obligations that have a specific source of income or revenues identified for their repayment, such as property taxes collected by the central Government and/or municipalities. Another portion of these obligations consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power and water utilities. Public corporations have varying degrees of independence from the central Government of Puerto Rico and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities in Puerto Rico for which the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment.
     The largest loan to one borrower as of September 30, 2010 in the amount of $295.9 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual mortgage loans on residential and commercial real estate. Of the total gross loan portfolio of $12.2 billion as of September 30, 2010, approximately 84% has credit risk concentration in Puerto Rico, 8% in the United States (mainly in the state of Florida) and 8% in the Virgin Islands.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          For information regarding market risk to which the Corporation is exposed, see the information contained in “Part I – Item 2 -“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Control and Procedures
          First BanCorp’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of First BanCorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
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
ITEM 1A. RISK FACTORS
     Our business, operating results and/or the market price of our common and preferred stock may be significantly affected by a number of factors. For a detailed discussion of certain risk factors that could affect the Corporation’s operations, financial condition or results for future periods see the risk factors below and Item 1A, Risk Factors, in the Corporation’s 2009 Annual Report on Form 10-K. These factors could also cause actual results to differ materially from historical results or the results contemplated by the forward-looking statements contained in this report. Also refer to the discussion in “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of risk factors in the Corporation’s 2009 Form 10-K.
     The risks described in the Corporation’s 2009 Form 10-K and in this report are not the only risks facing the Corporation. Additional risks and uncertainties not currently known to the Corporation or currently deemed by the Corporation to be immaterial also may materially adversely affect the Corporation’s business, financial condition or results of operations.
FirstBank Puerto Rico (“FirstBank” or “the Bank”) is operating under a Consent Order ( the “Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (“OCIF”) and we are operating under the Written Agreement (the “FED Agreement”or the “Written Agreement” and collectively with the Order the “Agreements”) with the Board of Governors of the Federal Reserve System (the “FED” or the “Federal Reserve”).
On June 4, 2010, we announced that FirstBank agreed to the Order, dated as of June 2, 2010, issued by the FDIC and OCIF, and we entered into the Written Agreement, dated as of June 3, 2010, with the Federal Reserve. The Agreements stem from the FDIC’s examination as of the period ended June 30, 2009 conducted during the second half of 2009. Although our regulatory capital ratios exceeded the required established minimum capital ratios for a “well-capitalized” institution as of September 30, 2010, because of the Order, FirstBank cannot be regarded as “well-capitalized” as of September 30, 2010.
Under the Order, FirstBank has agreed to address specific areas of concern to the FDIC and OCIF through the adoption and implementation of procedures, plans and policies designed to improve the safety and soundness of FirstBank. These actions include, among others, (1) having and retaining qualified management; (2) increased participation in the affairs of FirstBank by its board of directors; (3) development and implementation by FirstBank of a capital plan to attain a leverage ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 10% and a total risk-based capital ratio of at least 12%; (4) adoption and implementation of strategic, liquidity and fund management and profit and budget plans and related projects within certain timetables set forth in the Order and on an ongoing basis; (5) adoption and implementation of plans for reducing FirstBank’s positions in certain classified assets and delinquent and non-accrual loans within timeframes set forth in the Order; (6) refraining from lending to delinquent or classified borrowers already obligated to FirstBank on any extensions of credit so long as such credit remains uncollected, except where FirstBank’s failure to extend further credit to a particular borrower would be detrimental to the best interests of FirstBank, and any such additional credit is approved by the FirstBank’s board of directors; (7) refraining from accepting, increasing, renewing or rolling over brokered deposits without the prior written approval of the FDIC; (8) establishment of a comprehensive policy and methodology for determining the allowance for loan and lease losses and the review and revision of FirstBank’s loan policies, including the non-accrual policy; and (9) adoption and implementation of adequate and effective programs of independent loan review, appraisal compliance and an effective policy for managing FirstBank’s sensitivity to interest rate risk.
The Written Agreement, which is designed to enhance our ability to act as a source of strength to FirstBank, requires that we obtain prior Federal Reserve approval before declaring or paying dividends, receiving dividends from FirstBank, making payments on subordinated debt or trust preferred securities, incurring, increasing or guaranteeing debt (whether such debt is incurred, increased or guaranteed, directly or indirectly, by us or any of our non-banking subsidiaries) or purchasing or redeeming any capital stock. The Written Agreement also requires us to submit to the Federal Reserve a capital plan and progress reports, comply with certain notice provisions prior to appointing new directors or senior executive officers and comply with certain payment restrictions on severance payments and indemnification restrictions.
We anticipate that we will need to continue to dedicate significant resources to our efforts to comply with the Agreements, which may increase operational costs or adversely affect the amount of time our management has to conduct our operations. If we need to continue to recognize significant reserves, cannot raise additional capital, or cannot accomplish other contemplated alternative capital preservation strategies, including among others, an accelerated deleverage strategy and the divestiture of profitable businesses, we and

FirstBank may not be able to comply with the minimum capital requirements included in the capital plans required by the Agreements. These capital plans, which we have submitted to, but are subject to the approval of, our regulators, set forth our plan to attain the capital ratio requirements set forth in the Order over time.
If, at the end of any quarter, we do not comply with any specified minimum capital ratios, we must notify our regulators. We must notify the Federal Reserve within 30 days of the end of any quarter of our inability to comply with a capital ratio requirement and submit an acceptable written plan that details the steps we will take to comply with the requirement. FirstBank must immediately notify the FDIC of its inability to comply with a capital ratio requirement and, within 45 days, it must either increase its capital to comply with the capital ratio requirements or submit a contingency plan to the FDIC for its sale, merger or liquidation. In the event of a liquidation of FirstBank, the holders of our outstanding preferred stock would rank senior to the holders of our common stock with respect to rights upon any liquidation of First BanCorp. If we fail to comply with the Agreements, we may become subject to additional regulatory enforcement action up to and including the appointment of a conservator or receiver for FirstBank. In many cases when a conservator or receiver is appointed for a wholly owned bank, the bank holding company files for bankruptcy protection.
We may need additional capital resources in the future, and these capital resources may not be available when needed or at all.
Due to our financial results during 2009 and the first nine months of 2010, we need to access the capital markets in order to raise additional capital to absorb future credit losses due to the distressed economic environment and potential further deterioration in our loan portfolio, to maintain adequate liquidity and capital resources, to finance future growth, investments or strategic acquisitions and to implement the capital plans required by the Agreements. We have been taking steps to obtain additional capital. If we are unable to obtain additional necessary capital or otherwise improve our financial condition in the near future, or are unable to accomplish other alternate capital preservation strategies, which could allow us to meet the minimum capital requirements included in the capital plans required by the Agreements, we will be required to notify our regulators and take the additional steps described above, which may include submitting a contingency plan to the FDIC for the sale, liquidation or merger of FirstBank.
Certain funding sources may not be available to us and our funding sources may prove insufficient to replace deposits and support future growth.
FirstBank relies primarily on its issuance of brokered CDs, as well as customer deposits and advances from the Federal Home Loan Bank, to pay its operating expenses and interest on its debt, to maintain its lending activities and to replace certain maturing liabilities. As of September 30, 2010, we had $6.7 billion in brokered deposits outstanding, representing approximately 53% of our total deposits, and a reduction from $7.6 billion at year end 2009. The average term to maturity of the retail brokered CDs outstanding as of September 30, 2010 was approximately 1.2 years. Approximately 3% of the principal value of these certificates is callable at our option.
Although FirstBank has historically been able to replace maturing deposits and advances as desired, we may not be able to replace these funds in the future if our financial condition or general market conditions were to change or the FDIC did not approve our request to issue brokered CDs as required by the Order. The Order requires FirstBank to obtain FDIC approval prior to issuing, increasing, renewing or rolling over brokered CDs and to develop a plan to reduce its reliance on brokered CDs. Although the FDIC has issued temporary approvals permitting FirstBank to renew and/or roll over certain amounts of brokered CDs maturing through December 31, 2010, the FDIC may not continue to issue such approvals, and, even if issued, such approvals may not be for amounts of brokered CDs sufficient for FirstBank to meet its funding needs. The use of brokered CDs has been particularly important for the funding of our operations. If we are unable to issue brokered CDs, or are unable to maintain access to our other funding sources, our results of operations and liquidity would be adversely affected.
If we are required to rely more heavily on more expensive funding sources, profitability would be adversely affected. Although we consider currently available funding sources to be adequate for our liquidity needs, we may seek additional debt financing in the future to achieve our long-term business objectives. Any additional debt financing requires the prior approval from the Federal Reserve, and the Federal Reserve may not approve such additional debt. Additional borrowings, if sought, may not be available to us or on acceptable terms. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, our credit ratings and our credit capacity. If additional financing sources are unavailable or are not available on acceptable terms, our profitability and future prospects could be adversely affected.
We depend on cash dividends from FirstBank to meet our cash obligations, but the Written Agreement with the Federal Reserve prohibits the receipt of such dividends without prior Federal Reserve approval, which may adversely affect our ability to fulfill our obligations.
As a holding company, dividends from FirstBank have provided a substantial portion of our cash flow used to service the interest payments on our trust preferred securities and other obligations. As outlined in the Written Agreement, we cannot receive any cash dividends from FirstBank without prior written approval of the Federal Reserve. Our inability to receive approval from the Federal Reserve to receive dividends from FirstBank could adversely affect our ability to fulfill our obligations in the future.

We cannot pay any dividends on common stock or preferred stock or any interest, principal or other sums on subordinated debentures or trust preferred securities without prior Federal Reserve approval, which adversely affects our ability to make such payments.
The Written Agreement provides that we cannot declare or pay any dividends (including on the Series G Preferred Stock) or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior written approval of the Federal Reserve. With respect to our $231.9 million of outstanding subordinated debentures, we have provided, within the time frame prescribed by the indentures governing the subordinated debentures, a notice to the trustees of the subordinated debentures of our election to an extension period. Under the indentures, we have the right, from time to time, and without causing an event of default, to defer payments of interest on the subordinated debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. We have elected to defer the interest payments that were due in September 2010 because the Federal Reserve did not approve our request submitted pursuant to the Written Agreement to pay interest on the subordinated debentures. To the extent our capital is insufficient, we may elect additional extension periods for future quarterly interest payments.
Our inability to receive approval from the Federal Reserve to make distributions of interest, principal or other sums on our trust preferred securities and subordinated debentures could result in a default under those obligations if we need to defer such payments for longer than twenty consecutive quarterly periods.
Banking regulators could take additional adverse action against us.
We are subject to supervision and regulation by the Federal Reserve. We are a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). As such, we are permitted to engage in a broader spectrum of activities than those permitted to bank holding companies that are not financial holding companies. At this time, under the BHC Act, we may not be able to engage in new activities or acquire shares or control of other companies. As of September 30, 2010, we and FirstBank continue to satisfy all applicable established capital guidelines. However, we have agreed to regulatory actions by our banking regulators that include, among other things, the submission of a capital plan by FirstBank to comply with more stringent capital requirements under an established time period in the capital plan. Our regulators could take additional action against us if we fail to comply with the Agreements, including the requirements of the submitted capital plans. Additional adverse action against us by our primary regulators could adversely affect our business.
Credit quality may result in future additional losses.
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
We have a significant construction loan portfolio, in the amount of $1.11 billion as of September 30, 2010, mostly secured by commercial and residential real estate properties. Due to their nature, these loans entail a higher credit risk than consumer and residential mortgage loans, since they are larger in size, concentrate more risk in a single borrower and are generally more sensitive to economic downturns. Although we have ceased new originations of construction loans, decreasing collateral values, difficult economic conditions and numerous other factors continue to create volatility in the housing markets and have increased the possibility that additional losses may have to be recognized with respect to our current nonperforming assets. Furthermore, given the current slowdown in the real estate market, the properties securing these loans may be difficult to dispose of if they are foreclosed.
Our allowance for loan losses may not be adequate to cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition and results of operations.
We are subject to the risk of loss from loan defaults and foreclosures with respect to the loans we originate. We establish a provision for loan losses, which leads to reductions in our income from operations, in order to maintain our allowance for inherent loan losses at a level which our management deems to be appropriate based upon an assessment of the quality of the loan portfolio. Although our management strives to utilize its best judgment in providing for loan losses, our management may fail to accurately estimate the level of inherent loan losses or may have to increase our provision for loan losses in the future as a result of new information regarding existing loans, future increases in non-performing loans, changes in economic and other conditions affecting borrowers or for other reasons beyond our control. In addition, bank regulatory agencies periodically review the adequacy of our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of additional classified loans and loan charge-offs, based on judgments different than those of our management.
While we have substantially increased our allowance for loan and lease losses in 2009 and the first nine months of 2010, we may have to recognize additional provisions in the fourth quarter of 2010 and in 2011 to cover future credit losses in the portfolio. The level of the allowance reflects management’s estimates based upon various assumptions and judgments as to specific credit risks, evaluation of industry concentrations, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires management to make significant estimates and judgments regarding current credit risks and future trends, all of which may undergo material changes. If our estimates prove to be incorrect, our allowance for credit losses may not be sufficient to cover losses in our loan portfolio and our expense relating to the additional provision for credit losses could increase substantially.
Any such increases in our provision for loan losses or any loan losses in excess of our provision for loan losses would have an adverse effect on our future financial condition and results of operations. Given the difficulties facing some of our largest borrowers, these borrowers may fail to continue to repay their loans on a timely basis or we may not be able to assess accurately any risk of loss from the loans to these borrowers.
Changes in collateral values of properties located in stagnant or distressed economies may require increased reserves.
Substantially, all of our loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is located in Puerto Rico, the USVI, the BVI or the U.S. mainland, the performance of our loan portfolio and the collateral value backing the transactions are dependent upon the performance of and conditions within each specific real estate market. Recent economic reports related to the real estate market in Puerto Rico indicate that certain pockets of the real estate market are subject to readjustments in value driven not by demand but more by the purchasing power of the consumers and general economic conditions. In southern Florida, we have been seeing the negative impact associated with low absorption rates and property value adjustments due to overbuilding. We measure the impairment based on the fair value of the collateral, if collateral dependent, which is generally obtained from appraisals. Updated appraisals are obtained when we determine that loans are impaired and are updated annually thereafter. In addition, appraisals are also obtained for certain residential mortgage loans on a spot basis based on specific characteristics such as delinquency levels, age of the appraisal and loan-to-value ratios. The appraised value of the collateral may decrease or we may not be able to recover collateral at its appraised value. A significant decline in collateral valuations for collateral dependent loans may require increases in our specific provision for loan losses and an increase in the general valuation allowance. Any such increase would have an adverse effect on our future financial condition and results of operations.
Worsening in the financial condition of critical counterparties may result in higher losses than expected.
The financial stability of several counterparties is critical for their continued financial performance on covenants that require the repurchase of loans, posting of collateral to reduce our credit exposure or replacement of delinquent loans. Many of these transactions expose us to credit risk in the event of a default by one of our counterparties. Any such losses could adversely affect our business, financial condition and results of operations.
Interest rate shifts may reduce net interest income.
Shifts in short-term interest rates may reduce net interest income, which is the principal component of our earnings. Net interest income is the difference between the amounts received by us on our interest-earning assets and the interest paid by us on our interest-bearing liabilities. When interest rates rise, the rate of interest we pay on our liabilities rises more quickly than the rate of interest that we receive on our interest-bearing assets, which may cause our profits to decrease. The impact on earnings is more adverse when the slope of the yield curve flattens, that is, when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates.
Increases in interest rates may reduce the value of holdings of securities.
Fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise, which may require recognition of a loss (e.g., the identification of other-than-temporary impairment on our available-for-sale or held-to-maturity investments portfolio), thereby adversely affecting our results of operations. Market-related reductions in value also influence our ability to finance these securities.
Increases in interest rates may reduce demand for mortgage and other loans.
Higher interest rates increase the cost of mortgage and other loans to consumers and businesses and may reduce demand for such loans, which may negatively impact our profits by reducing the amount of loan origination income.
Accelerated prepayments may adversely affect net interest income.
Net interest income of future periods will be affected by our decision to deleverage our investment securities portfolio to preserve our capital position. Also, net interest income could be affected by prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on these securities, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration in the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by our investment in callable securities.
Changes in interest rates may reduce net interest income due to basis risk.
Basis risk is the risk of adverse consequences resulting from unequal changes in the difference, also referred to as the “spread,” between two or more rates for different instruments with the same maturity and occurs when market rates for different financial instruments or the indices used to price assets and liabilities change at different times or by different amounts. The interest expense for liability instruments such as brokered CDs at times does not change by the same amount as interest income received from loans or investments. The liquidity crisis that erupted in late 2008, and that slowly began to subside during 2009 and 2010, caused a wider than normal spread between brokered CD costs and London Interbank Offered Rates (“LIBOR”) for similar terms. This, in turn, has prevented us from capturing the full benefit of a decrease in interest rates, as the floating rate loan portfolio re-prices with changes in the LIBOR indices, while the brokered CD rates decreased less than the LIBOR indices. To the extent that such pressures fail to subside in the near future, the margin between our LIBOR-based assets and the higher cost of the brokered CDs may compress and adversely affect net interest income.
If all or a significant portion of the unrealized losses in our investment securities portfolio on our consolidated balance sheet were determined to be other-than-temporarily impaired, we would recognize a material charge to our earnings and our capital ratios would be adversely affected.
For the year ended December 31, 2009 and the first nine months of 2010, we recognized a total of $1.7 million and $0.6 million, respectively, in other-than-temporary impairments. To the extent that any portion of the unrealized losses in our investment securities portfolio is determined to be other-than-temporary and, in the case of debt securities, the loss is related to credit factors, we would recognize a charge to earnings in the quarter during which such determination is made and capital ratios could be adversely affected. Even if we do not determine that the unrealized losses associated with this portfolio require an impairment charge, increases in these unrealized losses adversely affect our tangible common equity ratio, which may adversely affect credit rating agency and investor sentiment towards us. This negative perception also may adversely affect our ability to access the capital markets or might increase our cost of capital. Valuation and other-than-temporary impairment determinations will continue to be affected by external market factors including default rates, severity rates and macro-economic factors.
Downgrades in our credit ratings could further increase the cost of borrowing funds.
Fitch Ratings Ltd.s’ (“Fitch”) long-term issuer rating of First BanCorp and FirstBank is “B-”, six notches below investment grade. Standard and Poor’s (“S&P”) long-term issuer rating of First BanCorp and FirstBank is “CCC+”, or seven notches below investment grade. Moody’s Investor Service (“Moody’s”) issuer rating of FirstBank is “B3”, or six notches below investment grade. On June 4, 2010, Moody’s placed FirstBank on “Credit Watch Negative.” Furthermore, on June 25, 2010, Fitch placed First BanCorp and FirstBank on “Credit Watch Negative.”
We do not have any outstanding debt or derivative agreements that would be affected by a credit downgrade. Our liquidity is contingent upon our ability to obtain new external sources of funding to finance our operations; however, our current credit ratings and any future downgrades in credit ratings could hinder our access to external funding and/or cause external funding to be more expensive, which could in turn adversely affect our results of operations. Changes in credit ratings may also affect the fair value of certain liabilities and unsecured derivatives, measured at fair value in the financial statements, for which our own credit risk is an element considered in the fair value determination.
These debt and financial strength ratings are current opinions of the rating agencies. As such, they may be changed, suspended or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances.
Our controls and procedures may fail or be circumvented, our risk management policies and procedures may be inadequate and operational risk could adversely affect our consolidated results of operations.
We may fail to identify and manage risks related to a variety of aspects of our business, including, but not limited to, operational risk, interest-rate risk, trading risk, fiduciary risk, legal and compliance risk, liquidity risk and credit risk. We have adopted various controls, procedures, policies and systems to monitor and manage risk. While we currently believe that our risk management policies and procedures are effective, the Order required us to review and revise our policies relating to risk management, including the policies relating to the assessment of the adequacy of the allowance for loan and lease losses and credit administration. Any improvements to our controls, procedures, policies and systems may not be adequate to identify and manage the risks in our various businesses. If our risk framework is ineffective, either because it fails to keep pace with changes in the financial markets or our businesses or for other reasons, we could incur losses, suffer reputational damage or find ourselves out of compliance with applicable regulatory mandates or expectations.
We may also be subject to disruptions from external events that are wholly or partially beyond our control, which could cause delays or disruptions to operational functions, including information processing and financial market settlement functions. In addition, our customers, vendors and counterparties could suffer from such events. Should these events affect us, or the customers, vendors or counterparties with which we conduct business, our consolidated results of operations could be negatively affected. When we record balance sheet reserves for probable loss contingencies related to operational losses, we may be unable to accurately estimate our potential exposure, and any reserves we establish to cover operational losses may not be sufficient to cover our actual financial exposure, which may have a material impact on our consolidated results of operations or financial condition for the periods in which we recognize the losses.
Competition for our employees is intense, and we may not be able to attract and retain the highly skilled people we need to support our business.
Our success depends, in large part, on our ability to attract and to retain key people. Competition for the best people in most activities in which we engage can be intense, and we may not be able to hire people or retain them, particularly in light of uncertainty concerning evolving compensation restrictions applicable to banks but not applicable to other financial services firms. The unexpected loss of services of one or more of our key personnel could adversely affect our business because of the loss of their skills, knowledge of our markets and years of industry experience and, in some cases, because of the difficulty of promptly finding qualified replacement personnel. Similarly, the loss of key employees, either individually or as a group, can adversely affect our customers’ perception of our ability to continue to manage certain types of investment management mandates.
Further increases in the FDIC deposit insurance premium or required reserves may have a significant financial impact on us.
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
The Dodd-Frank Act signed into law on July 21, 2010 requires the FDIC to increase the DIF’s reserves against future losses, which will necessitate increased deposit insurance premiums that are to be borne primarily by institutions with assets of greater than $10 billion. Although the precise impact on us will not be clear until implementing rules are issued, any future increases in assessments will decrease our earnings and could have a material adverse effect on the value of, or market for, our common stock.
On October 19, 2010, the FDIC further addressed plans to bolster the DIF by increasing the required reserve ratio for the industry to 1.35 percent (ratio of reserves to insured deposits) by September 30, 2020, as required by the Dodd-Frank Act. Current assessment rates will remain in effect until such time as the industry’s reserve ratio reaches 1.15 percent, which the FDIC estimates will occur at the end of 2018. The FDIC also proposed to raise its industry target ratio of reserves to insured deposits to 2 percent, 65 basis points above the statutory minimum, but the FDIC does not project that goal to be met until 2027.
We may not be able to recover all assets pledged to Lehman Brothers Special Financing, Inc.
Lehman Brothers Special Financing, Inc. (“Lehman”) was the counterparty to First BanCorp on certain interest rate swap agreements. During the third quarter of 2008, Lehman failed to pay the scheduled net cash settlement due to us, which constituted an event of default under those interest rate swap agreements. We terminated all interest rate swaps with Lehman and replaced them with other counterparties under similar terms and conditions. In connection with the unpaid net cash settlement due as of September 30, 2010 under the swap agreements, we have an unsecured counterparty exposure with Lehman, which filed for bankruptcy on October 3, 2008, of approximately $1.4 million. This exposure was reserved in the third quarter of 2008. We had pledged collateral of $63.6 million with Lehman to guarantee our performance under the swap agreements in the event payment thereunder was required. The book value of pledged securities with Lehman as of September 30, 2010 amounted to approximately $64.5 million.
We believe that the securities pledged as collateral should not be part of the Lehman bankruptcy estate given the facts that the posted collateral constituted a performance guarantee under the swap agreements and was not part of a financing agreement, and that ownership of the securities was never transferred to Lehman. Upon termination of the interest rate swap agreements, Lehman’s obligation was to return the collateral to us. During the fourth quarter of 2009, we discovered that Lehman Brothers, Inc., acting as agent of Lehman, had deposited the securities in a custodial account at JP Morgan Chase, and that, shortly before the filing of the Lehman bankruptcy proceedings, it had provided instructions to have most of the securities transferred to Barclays Capital (“Barclays”) in New York. After Barclays’s refusal to turn over the securities, during December 2009, we filed a lawsuit against Barclays in federal court in New York demanding the return of the securities. During February 2010, Barclays filed a motion with the court requesting that our claim be dismissed on the grounds that the allegations of the complaint are not sufficient to justify the granting of the remedies therein sought. Shortly thereafter, we filed our opposition motion. A hearing on the motions was held in court on April 28, 2010. The court, on that date, after hearing the arguments by both sides, concluded that our equitable-based causes of action, upon which the return of the investment securities is being demanded, contain allegations that sufficiently plead facts warranting the denial of Barclays’ motion to dismiss our claim. Accordingly, the judge ordered the case to proceed to trial. Subsequent to the decision handed down by the court, the district court judge transferred the case to the Lehman bankruptcy court for trial. While we believe we have valid reasons to support our claim for the return of the securities, we may not succeed in our litigation against Barclays to recover all or a substantial portion of the securities.
Additionally, we continue to pursue our claim filed in January 2009 in the proceedings under the Securities Protection Act with regard to Lehman Brothers Incorporated in Bankruptcy Court, Southern District of New York. An estimated loss was not accrued as we are unable to determine the timing of the claim resolution or whether we will succeed in recovering all or a substantial portion of the collateral or its equivalent value. If additional relevant negative facts become available in future periods, a need to recognize a partial or full reserve of this claim may arise. Considering that the investment securities have not yet been recovered by us, despite our efforts in this regard, we decided to classify such investments as non-performing during the second quarter of 2009.
Our businesses may be adversely affected by litigation.
From time to time, our customers, or the government on their behalf, may make claims and take legal action relating to our performance of fiduciary or contractual responsibilities. We may also face employment lawsuits or other legal claims. In any such claims or actions, demands for substantial monetary damages may be asserted against us resulting in financial liability or an adverse effect on our reputation among investors or on customer demand for our products and services. We may be unable to accurately estimate our exposure to litigation risk when we record balance sheet reserves for probable loss contingencies. As a result, any reserves we establish to cover any settlements or judgments may not be sufficient to cover our actual financial exposure, which may have a material impact on our consolidated results of operations or financial condition.
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
Our relationships with many of our customers are predicated upon our reputation as a fiduciary and a service provider that adheres to the highest standards of ethics, service quality and regulatory compliance. Adverse publicity, regulatory actions, like the Agreements, litigation, operational failures, the failure to meet customer expectations and other issues with respect to one or more of our businesses could materially and adversely affect our reputation, ability to attract and retain customers or obtain sources of funding for the same or other businesses. Preserving and enhancing our reputation also depends on maintaining systems and procedures that address known risks and regulatory requirements, as well as our ability to identify and mitigate additional risks that arise due to changes in our businesses, the market places in which we operate, the regulatory environment and customer expectations. If any of these developments has a material adverse effect on our reputation, our business will suffer.
Changes in accounting standards issued by the Financial Accounting Standards Board or other standardsetting bodies may adversely affect our financial statements.
Our financial statements are subject to the application of U.S. Generally Accepted Accounting Principles (“GAAP”), which is periodically revised and expanded. Accordingly, from time to time, we are required to adopt new or revised accounting standards issued by the Financial Accounting Standards Board. Market conditions have prompted accounting standard setters to promulgate new requirements that further interpret or seek to revise accounting pronouncements related to financial instruments, structures or transactions as well as to issue new standards expanding disclosures. The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in our annual reports on Form 10-K and quarterly reports on Form 10-Q, including herein. An assessment of proposed standards is not provided as such proposals are subject to change through the exposure process and, therefore, the effects on our financial statements cannot be meaningfully assessed. It is possible that future accounting standards that we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our financial condition and results of operations.
Losses in future reporting periods may require us to adjust the valuation allowance against our deferred tax assets.
We evaluate the deferred tax assets for recoverability based on all available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between the future projected operating performance and the actual results. We are required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the more-likely-than-not criterion, we consider all positive and negative evidence as of the end of each reporting period. Future adjustments, either increases or decreases, to the deferred tax asset valuation allowance will be determined based upon changes in the expected realization of the net deferred tax assets. The realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under the tax law. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record adjustments to the valuation allowance in future reporting periods. Such a charge could have a material adverse effect on our results of operations, financial condition and capital position.
If our goodwill or amortizable intangible assets become impaired, it may adversely affect our operating results.
If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings. Under GAAP, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of the goodwill or amortizable intangible assets may not be recoverable, include reduced future cash flow estimates and slower growth rates in the industry.
The goodwill impairment evaluation process requires us to make estimates and assumptions with regards to the fair value of our reporting units. Actual values may differ significantly from these estimates. Such differences could result in future impairment of goodwill that would, in turn, negatively impact our results of operations and the reporting unit where the goodwill is recorded.
We conducted our annual evaluation of goodwill during the fourth quarter of 2009. This evaluation is a two-step process. The Step 1 evaluation of goodwill allocated to the Florida reporting unit, which is one level below the United States Operations segment, indicated potential impairment of goodwill. The Step 1 fair value for the unit was below the carrying amount of its equity book value as of the December 31, 2009 valuation date, requiring the completion of Step 2. Step 2 required a valuation of all assets and liabilities of the Florida unit, including any recognized and unrecognized intangible assets, to determine the fair value of net assets. To complete Step 2, we subtracted from the unit’s Step 1 fair value the determined fair value of the net assets to arrive at the implied fair value of goodwill. The results of the Step 2 analysis indicated that the implied fair value of goodwill exceeded the goodwill carrying value of $27 million, resulting in no goodwill impairment. If we are required to record a charge to earnings in our consolidated financial statements because an impairment of the goodwill or amortizable intangible assets is determined, our results of operations could be adversely affected.
We must respond to rapid technological changes, and these changes may be more difficult or expensive than anticipated.
If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing product and service offerings, technology and systems may become obsolete. Further, if we fail to adopt or develop new technologies or to adapt our products and services to emerging industry standards, we may lose current and future customers, which could have a material adverse effect on our business, financial condition and results of operations. The financial services industry is changing rapidly and in order to remain competitive, we must continue to enhance and improve the functionality and features of our products, services and technologies. These changes may be more difficult or expensive than we anticipate.
Difficult market conditions have affected the financial industry and may adversely affect us in the future.
Given that almost all of our business is in Puerto Rico and the U.S. mainland and given the degree of interrelation between Puerto Rico’s economy and that of the U.S., we are exposed to downturns in the U.S. economy. Dramatic declines in the U.S. housing market over the past few years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial banks and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital from private and government entities, to merge with larger and stronger financial institutions and, in some cases, to fail.
Reflecting concern about the stability of the financial markets in general and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, erosion of consumer confidence, increased market volatility and widespread reduction of business activity in general. The resulting economic pressure on consumers and erosion of confidence in the financial markets has already adversely affected our industry and may continue to adversely affect our business, financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and other financial institutions. In particular, we may face the following risks in connection with these events:
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
• We expect to face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.
• We may be required to pay significantly higher FDIC premiums in the future because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.
• There may be additional downward pressure on our stock price. If current levels of market disruption and volatility continue or worsen, our ability to access capital and our business, financial condition and results of operations may be materially and adversely affected.
A prolonged economic slowdown or decline in the residential real estate market in the U.S. mainland and in Puerto Rico and an increase in continued unemployment in Puerto Rico could continue to harm our results of operations.
The residential mortgage loan origination business has historically been cyclical, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. The market for residential mortgage loan originations is currently in decline and this trend could also reduce the level of mortgage loans we may produce in the future and adversely affect our business. During periods of rising interest rates, refinancing originations for many mortgage products tend to decrease as the economic incentives for borrowers to refinance their existing mortgage loans are reduced. In addition, the residential mortgage loan origination business is impacted by home values. Over the past two years, residential real estate values in many areas of the U.S. have decreased significantly, which has led to lower volumes and higher losses across the industry, adversely impacting our mortgage business.
The actual rates of delinquencies, foreclosures and losses on loans have been higher during the recent economic slowdown. Rising unemployment, higher interest rates or declines in housing prices have had a greater negative effect on the ability of borrowers to repay their mortgage loans. Any sustained period of increased delinquencies, foreclosures or losses could continue to harm our ability to sell loans, the prices we receive for loans, the values of mortgage loans held-for-sale or residual interests in securitizations, which could continue to harm our financial condition and results of operations. In addition, any additional material decline in real estate values would further weaken the collateral loan-to-value ratios and increase the possibility of loss if a borrower defaults. In such event, we will be subject to the risk of loss on such real asset arising from borrower defaults to the extent not covered by third-party credit enhancement.
Our business concentration in Puerto Rico imposes risks.
We conduct our operations in a geographically concentrated area, as our main market is Puerto Rico. This imposes risks from lack of diversification in the geographical portfolio. Our financial condition and results of operations are highly dependent on the economic conditions of Puerto Rico, where adverse political or economic developments, among other things, could affect the volume of loan originations, increase the level of non-performing assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio.
Our credit quality may be adversely affected by Puerto Rico’s current economic condition.
Since March 2006, a number of key economic indicators have shown that the economy of Puerto Rico has been in recession.
Construction has remained weak since 2009 as Puerto Rico’s fiscal situation and decreasing public investment in construction projects affected the sector. As of September 2010, cement sales, which is an indicator of construction activity, were 18.8% lower than in September 2009. Nevertheless, in the last six months this indicator has stabilized at 1.5 million bags per month.
On March 12, 2010, the Puerto Rico Planning Board announced the release of Puerto Rico’s projected macroeconomic data for the fiscal year ending on June 30, 2010. The fiscal year 2009 showed a reduction of real GNP of 3.7%, while the projections for the 2010 fiscal year pointed toward a reduction of 3.6% and a growth of 0.4% for 2011. Although the Government Development Bank for Puerto Rico Economic Activity Index, which is a coincident index consisting of four major monthly economic indicators, namely total payroll employment, total electric power consumption, cement sales and gas consumption, and which monitors the actual trend of Puerto Rico’s economy, reflected a decrease in the rate of contraction of Puerto Rico’s economy in the first quarter of fiscal year 2010 (-4.67%) as compared to the first quarter 2009 (-5.48%), results over the past nine months have shown that economic activity has been stabilizing.
The above economic concerns and uncertainty in the private and public sectors may continue to have an adverse effect on the credit quality of our loan portfolios, as delinquency rates have increased, until the economy recovers.

The above economic concerns and uncertainty in the private and public sectors may continue to have an adverse effect on the credit quality of our loan portfolios, as delinquency rates have increased, until the economy stabilizes.
The failure of other financial institutions could adversely affect us.
Our ability to engage in routine funding transactions could be adversely affected by future failures of financial institutions and the actions and commercial soundness of other financial institutions. Financial institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to different industries and counterparties and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, investment companies and other institutional clients. In certain of these transactions, we are required to post collateral to secure the obligations to the counterparties. In the event of a bankruptcy or insolvency proceeding involving one of such counterparties, we may experience delays in recovering the assets posted as collateral or may incur a loss to the extent that the counterparty was holding collateral in excess of the obligation to such counterparty.
In addition, many of these transactions expose us to credit risk in the event of a default by our counterparty or client. In addition, the credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. Any losses resulting from our routine funding transactions may materially and adversely affect our financial condition and results of operations.
Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition or results of operations.
We and our subsidiaries are subject to extensive regulation by multiple regulatory bodies. These regulations may affect the manner and terms of delivery of our services. If we do not comply with governmental regulations, we may be subject to fines, penalties, lawsuits or material restrictions on our businesses in the jurisdiction where the violation occurred, which may adversely affect our business operations. Changes in these regulations can significantly affect the services that we are asked to provide as well as our costs of compliance with such regulations. In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain customers.
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
These programs have subjected financial institutions, particularly those participating in the U.S. Treasury’s Troubled Asset Relief Program (the “TARP”), to additional restrictions, oversight and costs. In addition, new proposals for legislation are periodically introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures, and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied.
In recent years, regulatory oversight and enforcement have increased substantially, imposing additional costs and increasing the potential risks associated with our operations. If these regulatory trends continue, they could adversely affect our business and, in turn, our consolidated results of operations.
Financial services legislative and regulatory reforms may, if enacted or adopted, have a significant impact on our business and results of operations and on our credit ratings.
We face increased regulation and regulatory scrutiny as a result of our participation in the TARP. On July 20, 2010, we issued Series G Preferred Stock to the U.S. Treasury in exchange for the shares of Series F Preferred Stock it owned plus accrued and unpaid dividends pursuant to an Exchange Agreement with the U.S. Treasury dated July 7, 2010. We also issued to the U.S. Treasury an amended and restated warrant to replace the original warrant that we issued to the U.S. Treasury under the TARP. Pursuant to the terms of this issuance, we are prohibited from increasing the dividend rate on our common stock in an amount exceeding the last quarterly cash dividend paid per share, or the amount publicly announced (if lower), of common stock prior to October 14, 2008, which was $0.07 per share, without approval.
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law, which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes, and the regulations to be developed thereunder will include, provisions affecting large and small financial institutions alike, including several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.

The Dodd-Frank Act, among other things, imposes new capital requirements on bank holding companies; changes the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base, and permanently raises the current standard deposit insurance limit to $250,000; and expands the FDIC’s authority to raise insurance premiums. The legislation also calls for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion. The Dodd-Frank Act also limits interchange fees payable on debit card transactions, establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. The Dodd-Frank Act also includes provisions that affect corporate governance and executive compensation at all publicly-traded companies and allows financial institutions to pay interest on business checking accounts. The legislation also restricts proprietary trading, places restrictions on the owning or sponsoring of hedge and private equity funds, and regulates the derivatives activities of banks and their affiliates.
The Collins Amendment to the Dodd-Frank Act, among other things, eliminates certain trust preferred securities from Tier 1 capital. TARP preferred securities are exempted from this treatment. In the case of certain trust preferred securities issued prior to May 19, 2010 by bank holding companies with total consolidated assets of $15 billion or more as of December 31, 2009, these “regulatory capital deductions” are to be phased in incrementally over a period of three years beginning on January 1, 2013. This provision also requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies. Regulations implementing the Collins Amendment must be issued within 18 months of July 21, 2010. These provisions, or any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition, and results of operations. Our management is actively reviewing the provisions of the Dodd-Frank Act, many of which are to be phased in over the next several months and years, and assessing its probable impact on our operations. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and us in particular, is uncertain at this time.
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
Internationally, both the Basel Committee on Banking Supervision (the “Basel Committee”) and the Financial Stability Board (established in April 2009 by the Group of Twenty (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation and transparency) have committed to raise capital standards and liquidity buffers within the banking system (“Basel III”). On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with implementation by January 2019. The U.S. federal banking agencies support this agreement. The Basel Committee is expected to finalize the new capital and liquidity standards later this year and to present them for approval of the G-20 Finance Minister and Central Bank Governors in November 2010.
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
In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.
On January 6, 2010, the member agencies of the Federal Financial Institutions Examination Council, which includes the Federal Reserve, issued an interest rate risk advisory reminding banks to maintain sound practices for managing interest rate risk, particularly in the current environment of historically low short-term interest rates. The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations may be adverse.
The imposition of additional property tax payments in Puerto Rico may further deteriorate our commercial, consumer and mortgage loan portfolios.
On March 9, 2009, the Governor of Puerto Rico signed into law the Special Act Declaring a State of Fiscal Emergency and Establishing an Integral Plan of Fiscal Stabilization to Save Puerto Rico’s Credit, Act No. 7 (the “Credit Act”). The Credit Act imposes a series of temporary and permanent measures, including the imposition of a 0.591% special tax applicable to properties used for residential (excluding those exempt as detailed in the Credit Act) and commercial purposes, and payable to the Puerto Rico Treasury Department. This temporary measure is effective for tax years that commenced after June 30, 2009 and before July 1, 2012. The imposition of this special property tax could adversely affect the disposable income of borrowers from the commercial, consumer and mortgage loan portfolios and may cause an increase in our delinquency and foreclosure rates.
Issuances of common stock to the U.S. Treasury and Bank of Nova Scotia (“BNS”) would dilute holders of our common stock, including purchasers of our common stock in the current public offering.
The issuance of at least $500 million of common stock in the current public offering would satisfy the remaining substantive condition to our ability to compel the U.S. Treasury to convert the Series G Preferred Stock into approximately 380.2 million shares of common stock. This number of shares will increase if we sell shares of common stock in the current public offering at a price below 90% of the market price per share of common stock on the trading day immediately preceding the pricing date of the current public offering. In addition, the issuance of shares of common stock in the current public offering and upon the conversion of the Series G Preferred Stock will enable BNS, pursuant to its anti-dilution right in the Stockholder Agreement, to acquire additional shares of common stock so that it can maintain the same percentage of ownership in our common stock of approximately 10% that it owned prior to the completion of the Exchange Offer. In August 2010, BNS agreed to execute an amendment to the Stockholder Agreement that would provide BNS the right to decide whether to exercise its anti-dilution right after our issuance of shares of common stock to the participants in our Exchange Offer, in the current public offering and to the U.S. Treasury upon the conversion of the Series G Preferred Stock. Finally, the U.S. Treasury has an amended and restated warrant to purchase 5,842,259 shares of our common stock at an exercise price of $0.7252 per share, which is subject to adjustment as discussed below. This warrant, which replaced a warrant exercisable for $10.27 per share that the U.S. Treasury acquired when it acquired the Series F Preferred Stock, was restated at the time we issued the Series G Preferred stock in exchange for the Series F Preferred Stock. Like the original warrant, the amended and restated warrant has an anti-dilution right that requires an adjustment to the exercise price for, and the number of shares underlying, the warrant. This adjustment will be necessary under various circumstances, including if we issue shares of common stock for a consideration per share that is lower than the initial conversion price of the Series G Preferred Stock, or $0.7252, in the current public offering.
The issuance of shares of common stock to the U.S. Treasury, to BNS and in the current public offering will affect our current stockholders in a number of ways, including by:
• diluting the voting power of the current holders of common stock; and
• diluting the earnings per share and book value per share of the outstanding shares of common stock.
Finally, the additional issuances of shares of common stock may adversely impact the market price of our common stock.

Issuance of additional equity securities in the public markets and other capital management or business strategies that we may pursue could depress the market price of our common stock and result in the dilution of our common stockholders, including purchasers of our common stock in the current public offering.
Generally, we are not restricted from issuing additional equity securities, including our common stock. We may choose or be required in the future to identify, consider and pursue additional capital management strategies to bolster our capital position. We may issue equity securities (including convertible securities, preferred securities, and options and warrants on our common or preferred stock) in the future for a number of reasons, including to finance our operations and business strategy, to adjust our leverage ratio, to address regulatory capital concerns, to restructure currently outstanding debt or equity securities or to satisfy our obligations upon the exercise of outstanding options or warrants. Future issuances of our equity securities, including common stock, in any transaction that we may pursue may dilute the interests of our existing common stockholders, including purchasers of our common stock in the current public offering, and cause the market price of our common stock to decline.
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
• our ability to complete the current public offering , the conversion into common stock of the Series G Preferred Stock or any other issuances of common stock;
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
• market assessments as to whether and when the current public offering and the acquisition of additional newly issued shares by BNS will be consummated; and
• the public perception of the banking industry and its safety and soundness.
In addition, the stock market in general, and the NYSE and the market for commercial banks and other financial services companies in particular, has experienced significant price and volume fluctuations that sometimes have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources. See “—The implementation of the reverse stock split authorized by our stockholders may adversely affect the market price of our common stock and the trading liquidity of our common stock.”
Our suspension of dividends may have adversely affected and may further adversely affect our stock price and result in the expansion of our board of directors.
In March 2009, the Board of Governors of the Federal Reserve issued a supervisory guidance letter intended to provide direction to bank holding companies (“BHCs”) on the declaration and payment of dividends, capital redemptions and capital repurchases by BHCs in the context of their capital planning process. The letter reiterates the long-standing Federal Reserve supervisory policies and guidance to the effect that BHCs should only pay dividends from current earnings. More specifically, the letter heightens expectations that BHCs will inform and consult with the Federal Reserve supervisory staff on the declaration and payment of dividends that exceed earnings for the period for which a dividend is being paid. In consideration of the financial results reported for the second quarter ended June 30, 2009, we decided, as a matter of prudent fiscal management and following the Federal Reserve guidance, to suspend payment of common stock dividends and dividends on our Preferred Stock and Series G Preferred Stock. Our Agreement with the Federal Reserve precludes us from declaring any dividends without the prior approval of the Federal Reserve. We cannot anticipate if and when the payment of dividends might be reinstated.
This suspension may have adversely affected and may continue to adversely affect our stock price. Further, in general, if dividends on our preferred stock are not paid before February 28, 2011 (18 monthly dividend periods after we suspended dividend payments in August 2009), our preferred stockholders will have the right to elect two additional members of the our board of directors until all accrued and unpaid dividends for all past dividend periods have been declared and paid in full.
The price of our common stock is depressed and may not recover.
The price of our common stock has declined significantly during 2010 to a closing price of $0.33 on November 8, 2010, the last trading day prior to the filing date of this Form 10-Q. Our stock price may never recover to prior levels. Many factors discussed in this Item 1A that we cannot predict or control may cause sudden changes in the price of our common stock or prevent the price of our common stock from recovering.
The implementation of the reverse stock split authorized by our stockholders may adversely affect the market price of our common stock and the trading liquidity of our common stock.
We disclosed in our registrations statement for the current public offering that before the registration statement is declared effective, we will effect a reverse stock split in the range of between one new share of common stock for 10 old shares of common stock and one new share of common stock for 20 old shares of common stock, which is the range that our stockholders approved at our Special Meeting of Stockholders on August 24, 2010. We believe that the reverse stock split will return us to compliance with the NYSE listing requirements. See “—Our common stock could be delisted if we fall below applicable compliance standards.” At this time, our board of directors has not made a decision as to what ratio to select.
Because some investors may view the reverse stock split negatively, the reverse stock split may adversely affect the market price of our common stock. In the usual case, as a result of the reverse stock split (all other things being equal), the market price of common stock may not rise proportionally to the decrease in outstanding shares resulting from the reverse stock split. In addition, the market price of our common stock may decline by a greater percentage than would occur in the absence of the reverse stock split. The post-reverse stock split stock price may not attract institutional investors or investment funds and may not satisfy the investing guidelines of such investors and, consequently, the trading liquidity of our common stock may not improve. Finally, the reverse stock split will likely increase the number of stockholders who own odd lots (less than 100 shares) and stockholders who hold odd lots typically may experience an increase in the cost of selling their shares, and may have greater difficulty effecting sales.
Our common stock could be delisted if we fall below applicable compliance standards.
Under the NYSE rules, a listed company will be considered below compliance standards if the average closing price of its common stock is less than $1.00 over a consecutive 30 trading-day period. One July 10, 2010, the NYSE notified us that the average closing price of our common stock over the consecutive 30 trading-day period ended July 6, 2010 was less than $1.00. Accordingly, the price of our common stock was below the price criteria compliance standard. The price of our common stock has remained below $1.00 since then. Before the registration statement relating to the current public offering is declared effective, we will effect a reverse stock split within the range approved by our stockholders. We believe that the reverse stock split will return us to compliance with the NYSE’s price criteria compliance standard and allow us to maintain the listing of our common stock on the NYSE. If we are unable to effect a reverse stock split, if we are unable to cure our failure to comply within six months following notification from the NYSE, or if the reverse stock split does not result in our ability to maintain compliance with the applicable NYSE listing requirements, our common stock may be suspended from trading on, or delisted from, the NYSE, which would adversely impact the market liquidity of our common stock.

If we do not raise gross proceeds of at least $500 million in the current public offering, we would not be able to fulfill the remaining substantive condition required for us to compel the conversion of the Series G Preferred Stock into common stock, which may adversely affect investor interest in us and will require us to continue to accrue dividends payable on the Series G Preferred Stock.
If we are unable to sell a number of shares that results in gross proceeds to us of at least $500 million, we would not be able to fulfill the remaining substantive condition required for us to compel the conversion of the shares of Series G Preferred Stock that the U.S. Treasury now owns. That inability would mean that our ratios of Tier 1 common equity to risk-weighted assets and tangible common equity to tangible assets, which are ratios that investors are likely to consider in making investment decisions, would not benefit from the increase in outstanding common equity resulting from the conversion. In addition, our inability to convert the Series G Preferred Stock would mean that we would continue to need to accumulate dividends on the Series G Preferred Stock, which are 5% per year until January 16, 2014 (or $21.2 million per year on an aggregate basis), and 9% thereafter (or $38.2 million per year on an aggregate basis) until it automatically converts into common stock on July 7, 2017, if it is still outstanding at that time.
The holders of our debt obligations, the shares of Preferred Stock still outstanding and the Series G Preferred Stock would have priority over our common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of dividends.
In any liquidation, dissolution or winding up of First BanCorp, our common stock would rank below all debt claims against us and claims of all of our outstanding shares of preferred stock, including the shares of Preferred Stock that were not exchanged for common stock in the Exchange Offer, which has a liquidation preference of approximately $63 million, and the Series G Preferred Stock, which has a liquidation preference of approximately $424.2 million, if we cannot compel the conversion of the Series G Preferred Stock into common stock.
As a result, holders of our common stock will not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding up of First BanCorp until after all our obligations to our debt holders have been satisfied and holders of senior equity securities and trust preferred securities have received any payment or distribution due to them.
In addition, we are required to pay dividends on our preferred stock before we pay any dividends on our common stock. Holders of our common stock will not be entitled to receive payment of any dividends on their shares of our common stock unless and until we obtain the Federal Reserve’s approval to resume payments of dividends on any shares of outstanding preferred stock.
Dividends on our common stock have been suspended and you may not receive funds in connection with your investment in our common stock without selling your shares of our common stock.
The Written Agreement that we entered into with the Federal Reserve prohibits us from paying any dividends or making any distributions without the prior approval of the Federal Reserve. Holders of our common stock are only entitled to receive dividends as our board of directors may declare out of funds legally available for payment of such dividends. We have suspended dividend payments on our common stock since August 2009. Furthermore, so long as any shares of preferred stock remain outstanding and until we obtain the Federal Reserve’s approval, we cannot declare, set apart or pay any dividends on shares of our common stock (i) unless any accrued and unpaid dividends on our preferred stock for the twelve monthly dividend periods ending on the immediately preceding dividend payment date have been paid or are paid contemporaneously and the full monthly dividend on our preferred stock for the then current month has been or is contemporaneously declared and paid or declared and set apart for payment and, (ii) with respect to our Series G Preferred Stock, unless all accrued and unpaid dividends for all past dividend periods, including the latest completed dividend period, on all outstanding shares have been declared and paid in full. Prior to January 16, 2012, unless we have redeemed or converted all of the shares of Series G Preferred Stock or the U.S. Treasury has transferred all of the Series G Preferred Stock to third parties, the consent of the U.S. Treasury will be required for us to, among other things, increase the dividend rate per share of common stock above $0.07 per share or repurchase or redeem equity securities, including our common stock, subject to certain limited exceptions. This could adversely affect the market price of our common stock.
Also, we are a bank holding company and our ability to declare and pay dividends is dependent also on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. Moreover, the Federal Reserve has issued a policy statement stating that bank holding companies should generally pay dividends only out of current operating earnings. In the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged dividend pay-out ratios that are at the 100% or higher level unless both asset quality and capital are very strong.
In addition, the terms of our outstanding junior subordinated debt securities held by trusts that issue trust preferred securities prohibit us from declaring or paying any dividends or distributions on our capital stock, including our common stock and preferred stock, or purchasing, acquiring, or making a liquidation payment on such stock, if we have given notice of our election to defer interest payments but the related deferral period has not yet commenced or a deferral period is continuing. We elected to defer the interest payments that would be due in September 2010 and may make similar elections with respect to future quarterly interest payments.

Offerings of debt, which would be senior to our common stock upon liquidation and/or to preferred equity securities, which may be senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of our common stock.
Subject to any required approval of our regulators, if our capital ratios or those of our banking subsidiary fall below the required minimums, we or our banking subsidiary could be forced to raise additional capital by making additional offerings of debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both.
Our board of directors is authorized to issue one or more classes or series of preferred stock from time to time without any action on the part of the stockholders. Our board of directors also has the power, without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights and preferences over our common stock with respect to dividends or upon our dissolution, winding up and liquidation and other terms. If we issue preferred shares in the future that have a preference over our common stock with respect to the payment of dividends or upon liquidation, or if we issue preferred shares with voting rights hat dilute the voting power of our common stock, the rights of holders of our common stock or the market price of our common stock could be adversely affected.
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
32.1 — CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 — CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp. Registrant
	By:	/s/ Aurelio Alemán
Date: November 9, 2010	Aurelio Alemán
President and Chief Executive Officer

	By:	/s/ Orlando Berges
Date: November 9, 2010	Orlando Berges
Executive Vice President and Chief Financial Officer