Form 10-K
period 2010-12-31
FIRST BANCORP /PR/
filed 2011-04-15
CIK 1057706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010

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
(Address of principal executive office)
Registrant’s telephone number, including area code:
(787) 729-8200
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock ($0.10 par value)	New York Stock Exchange
7.125% Noncumulative Perpetual Monthly Income	New York Stock Exchange
Preferred Stock, Series A (Liquidation Preference $25 per share)
8.35% Noncumulative Perpetual Monthly Income	New York Stock Exchange
Preferred Stock, Series B (Liquidation Preference $25 per share)
7.40% Noncumulative Perpetual Monthly Income	New York Stock Exchange
Preferred Stock, Series C (Liquidation Preference $25 per share)
7.25% Noncumulative Perpetual Monthly Income	New York Stock Exchange
Preferred Stock, Series D (Liquidation Preference $25 per share)
7.00% Noncumulative Perpetual Monthly Income	New York Stock Exchange
Preferred Stock, Series E (Liquidation Preference $25 per share)
Securities registered pursuant to Section 12(g) of the Act:
NONE
     Indicate by check mark if the registrant is a well- known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2010 (the last day of the registrant’s most recently completed second quarter) was $44,548,687 based on the closing price of $7.95 per share of common stock on the New York Stock Exchange on June 30, 2010 (on a post reverse-split basis). The registrant had no nonvoting common equity outstanding as of June 30, 2010. For the purposes of the foregoing calculation only, registrant has treated as common stock held by affiliates only common stock of the registrant held by its directors and executive officers and voting stock held by the registrant’s employee benefit plans. The registrant’s response to this item is not intended to be an admission that any person is an affiliate of the registrant for any purposes other than this response.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 21,303,669 shares as of January 31, 2011.

FIRST BANCORP
2010 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements
     This Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-K or future filings by First BanCorp (the “Corporation”) with the Securities and Exchange Commission (“SEC”), in the Corporation’s press releases or in other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the word or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “should,” “anticipate” and similar expressions are meant to identify “forward-looking statements.”
     First BanCorp wishes to caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and represent First BanCorp’s expectations of future conditions or results and are not guarantees of future performance. First BanCorp advises readers that various factors could cause actual results to differ materially from those contained in any “forward-looking statement.” Such factors include, but are not limited to, the following:
•	uncertainty about whether the Corporation will be able to fully comply with the written agreement dated June 3, 2010 (the “Written Agreement”) that the Corporation entered into with the Federal Reserve Bank of New York (the “FED” or “Federal Reserve”) and the order dated June 2, 2010 (the “Order” and collectively with the Written Agreement, (the “Agreements”) that the Corporation’s banking subsidiary, FirstBank Puerto Rico (“FirstBank” or “the Bank”) entered into with the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (“OCIF”) that, among other things, require the Bank to attain certain capital levels and reduce its special mention, classified, delinquent and non-accrual assets;

•	uncertainty as to whether the Corporation will be able to issue $350 million of equity so as to meet the remaining substantive condition necessary to compel the United States Department of the Treasury (the “U.S. Treasury”) to convert into common stock the shares of the Corporation’s Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series G (the “Series G Preferred Stock”), that the Corporation issued to the U.S. Treasury;

•	uncertainty as to whether the Corporation will be able to complete future capital-raising efforts;

•	uncertainty as to the availability of certain funding sources, such as retail brokered certificates of deposit (“CDs”);

•	the Corporation’s reliance on brokered CDs and its ability to obtain, on a periodic basis, approval from the FDIC to issue brokered CDs to fund operations and provide liquidity in accordance with the terms of the Order;

•	the risk of not being able to fulfill the Corporation’s cash obligations or pay dividends to the Corporation’s stockholders due to the Corporation’s inability to receive approval from the FED to receive dividends from the Corporation’s banking subsidiary, FirstBank;

•	the risk of being subject to possible additional regulatory actions;

•	the strength or weakness of the real estate market and of the consumer and commercial credit sectors and their impact on the credit quality of the Corporation’s loans and other assets, including the construction and commercial real estate loan portfolios, which have contributed and may continue to contribute to, among other things, the increase in the levels of non-performing assets, charge-offs and the provision expense and may subject the Corporation to further risk from loan defaults and foreclosures;

•	adverse changes in general economic conditions in the United States and in Puerto Rico, including the interest rate scenario, market liquidity, housing absorption rates, real estate prices and disruptions in the U.S. capital markets, which may reduce interest margins, impact funding sources and affect demand for all of the Corporation’s products and services and the value of the Corporation’s assets;

•	an adverse change in the Corporation’s ability to attract new clients and retain existing ones;

•	a decrease in demand for the Corporation’s products and services and lower revenues and earnings because of the continued recession in Puerto Rico and the current fiscal problems and budget deficit of the Puerto Rico government;

•	uncertainty about regulatory and legislative changes for financial services companies in Puerto Rico, the United States and the U.S. and British Virgin Islands, which could affect the Corporation’s financial performance and could cause the Corporation’s actual results for future periods to differ materially from prior results and anticipated or projected results;

•	uncertainty about the effectiveness of the various actions undertaken to stimulate the U.S. economy and stabilize the U.S. financial markets, and the impact such actions may have on the Corporation’s business, financial condition and results of operations;

•	changes in the fiscal and monetary policies and regulations of the federal government, including those determined by the Federal Reserve, the FDIC, government-sponsored housing agencies and local regulators in Puerto Rico and the U.S. and British Virgin Islands;

•	the risk of possible failure or circumvention of controls and procedures and the risk that the Corporation’s risk management policies may not be adequate;

•	the risk that the FDIC may further increase the deposit insurance premium and/or require special assessments to replenish its insurance fund, causing an additional increase in our non-interest expense;

•	the risk of not being able to recover the assets pledged to Lehman Brothers Special Financing, Inc.;

•	impact to the Corporation’s results of operations associated with acquisitions and dispositions;

•	a need to recognize additional impairments of financial instruments or goodwill relating to acquisitions;

•	the adverse effect of litigation;

•	risks associated that further downgrades in the credit ratings of the Corporation’s long-term senior debt will adversely affect the Corporation’s ability to make future borrowings;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) on our businesses, business practices and cost of operations;

•	general competitive factors and industry consolidation; and

•	the possible future dilution to holders of the Corporation’s common stock resulting from additional issuances of common stock or securities convertible into common stock.
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

PART I
     First BanCorp, incorporated under the laws of the Commonwealth of Puerto Rico, is sometimes referred to in this Annual Report on Form 10-K as “the Corporation,” “we,” “our,” or “the Registrant”.

Item 1. Business
GENERAL
     First BanCorp is a publicly-owned financial holding company that is subject to regulation, supervision and examination by the Federal Reserve Board (the “FED” or “Federal Reserve”). The Corporation was incorporated under the laws of the Commonwealth of Puerto Rico to serve as the bank holding company for FirstBank Puerto Rico (“FirstBank” or the “Bank”). The Corporation is a full service provider of financial services and products with operations in Puerto Rico, the United States and the U.S. and British Virgin Islands. As of December 31, 2010, the Corporation had total assets of $15.6 billion, total deposits of $12.1 billion and total stockholders’ equity of $1.1 billion.
     The Corporation provides a wide range of financial services for retail, commercial and institutional clients. As of December 31, 2010, the Corporation controlled two wholly-owned subsidiaries: FirstBank and FirstBank Insurance Agency, Inc. (“FirstBank Insurance Agency”). FirstBank is a Puerto Rico-chartered commercial bank and FirstBank Insurance Agency is a Puerto Rico-chartered insurance agency.
     FirstBank is subject to the supervision, examination and regulation of both the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (“OCIF”) and the Federal Deposit Insurance Corporation (the “FDIC”). Deposits are insured through the FDIC Deposit Insurance Fund. In addition, within FirstBank, the Bank’s United States Virgin Islands operations are subject to regulation and examination by the United States Virgin Islands Banking Board, and the British Virgin Islands operations are subject to regulation by the British Virgin Islands Financial Services Commission. FirstBank Insurance Agency is subject to the supervision, examination and regulation of the Office of the Insurance Commissioner of the Commonwealth of Puerto Rico and operates seven offices in Puerto Rico.
     FirstBank conducts its business through its main office located in San Juan, Puerto Rico, forty-eight full service banking branches in Puerto Rico, fourteen branches in the United States Virgin Islands (USVI) and British Virgin Islands (BVI) and ten branches in the state of Florida (USA). FirstBank has five wholly-owned subsidiaries with operations in Puerto Rico: First Federal Finance Corp. (d/b/a Money Express La Financiera), a finance company specializing in the origination of small loans with twenty-six offices in Puerto Rico; First Mortgage, Inc. (“First Mortgage”), a residential mortgage loan origination company with thirty-eight offices in FirstBank branches and at stand alone sites; First Management of Puerto Rico, a domestic corporation; FirstBank Puerto Rico Securities Corp, a broker-dealer subsidiary engaged in municipal bond underwriting and financial advisory services on structured financings principally provided to government entities in the Commonwealth of Puerto Rico; and FirstBank Overseas Corporation, an international banking entity organized under the International Banking Entity Act of Puerto Rico. FirstBank has two active subsidiaries with operations outside of Puerto Rico: First Insurance Agency VI, Inc., an insurance agency with three offices that sells insurance products in the USVI; and First Express, a finance company specializing in the origination of small loans with three offices in the USVI.
Effective July 1, 2010, the operations conducted by First Leasing and Grupo Empresas de Servicios Financieros as separate subsidiaries were merged with and into FirstBank. On March 2, 2011 the Bank sold substantially all the assets of its USVI insurance subsidiary First Insurance Agency VI to Marshall and Sterling Insurance.

BUSINESS SEGMENTS
     The Corporation has six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations. These segments are described below:
Commercial and Corporate Banking
     The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services across a broad spectrum of industries ranging from small businesses to large corporate clients. FirstBank has developed expertise in industries including healthcare, tourism, financial institutions, food and beverage, income-producing real estate and the public sector. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and other products such as cash management and business management services. A substantial portion of this portfolio is secured by the underlying value of the real estate collateral and the personal guarantees of the borrowers.
Mortgage Banking
     The Mortgage Banking segment conducts its operations mainly through FirstBank and its mortgage origination subsidiary, First Mortgage. These operations consist of the origination, sale and servicing of a variety of residential mortgage loan products. Originations are sourced through different channels such as FirstBank branches, mortgage bankers and in association with new project developers. First Mortgage focuses on originating residential real estate loans, some of which conform to Federal Housing Administration (“FHA”), Veterans Administration (“VA”) and Rural Development (“RD”) standards. Loans originated that meet FHA standards qualify for the FHA’s insurance program whereas loans that meet VA and RD standards are guaranteed by those respective federal agencies.
     Mortgage loans that do not qualify under these programs are commonly referred to as conventional loans. Conventional real estate loans could be conforming and non-conforming. Conforming loans are residential real estate loans that meet the standards for sale under the Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”) programs whereas loans that do not meet the standards are referred to as non-conforming residential real estate loans. The Corporation’s strategy is to penetrate markets by providing customers with a variety of high quality mortgage products to serve their financial needs faster and simpler and at competitive prices. The Mortgage Banking segment also acquires and sells mortgages in the secondary markets. Residential real estate conforming loans are sold to investors like FNMA and FHLMC. More than 90% of the Corporation’s residential mortgage loan portfolio consists of fixed-rate, fully amortizing, full documentation loans. The Corporation is not actively engaged in offering negative amortization loans or option adjustable rate mortgage loans.
Consumer (Retail) Banking
     The Consumer (Retail) Banking segment consists of the Corporation’s consumer lending and deposit-taking activities conducted mainly through FirstBank’s branch network and loan centers in Puerto Rico. Loans to consumers include auto, boat and personal loans and lines of credit. Deposit products include interest bearing and non-interest bearing checking and savings accounts, Individual Retirement Accounts (IRA) and retail certificates of deposit. Retail deposits gathered through each branch of FirstBank’s retail network serve as one of the funding sources for the lending and investment activities. Credit card accounts are issued under FirstBank’s name through an alliance with a nationally recognized financial institution, which bears the credit risk.
Treasury and Investments
     The Treasury and Investments segment is responsible for the Corporation’s treasury and investment management functions. In the treasury function, which includes funding and liquidity management, this segment sells funds to the Commercial and Corporate Banking segment, the Mortgage Banking segment, and the Consumer (Retail) Banking segment to finance their respective lending activities and purchases funds gathered by those segments. Funds not gathered by the different business units are obtained by the Treasury Division through wholesale channels, such as brokered deposits, advances from the FHLB, repurchase agreements with investment securities, among others.

United States Operations
     The United States Operations segment consists of all banking activities conducted by FirstBank in the United States mainland. FirstBank provides a wide range of banking services to individual and corporate customers primarily in southern Florida through its ten branches. Our success in attracting core deposits in Florida has enabled us to become less dependent on brokered deposits. The United States Operations segment offers an array of both retail and commercial banking products and services. Consumer banking products include checking, savings and money market accounts, retail CDs, internet banking services, residential mortgages, home equity loans and lines of credit, automobile loans and credit cards through an alliance with a nationally recognized financial institution, which bears the credit risk.
     The commercial banking services include checking, savings and money market accounts, CDs, internet banking services, cash management services, remote data capture and automated clearing house, or ACH, transactions. Loan products include the traditional commercial and industrial and commercial real estate products, such as lines of credit, term loans and construction loans.
Virgin Islands Operations
     The Virgin Islands Operations segment consists of all banking activities conducted by FirstBank in the U.S. and British Virgin Islands, including retail and commercial banking services, with a total of fourteen branches serving St. Thomas, St. Croix, St. John, Tortola and Virgin Gorda. The Virgin Islands Operations segment is driven by its consumer, commercial lending and deposit-taking activities. Since 2005, FirstBank has been the largest bank in the U.S. Virgin Islands measured by total assets.
     For information regarding First BanCorp’s reportable segments, please refer to Note 33, “Segment Information,” to the Corporation’s financial statements for the year ended December 31, 2010 included in Item 8 of this Form 10-K.
Employees
     As of December 31, 2010, the Corporation and its subsidiaries employed 2,518 persons. None of its employees are represented by a collective bargaining group. The Corporation considers its employee relations to be good.
SIGNIFICANT EVENTS SINCE THE BEGINNING OF 2010
Implementation of a 1 for 15 reverse stock split
     Effective January 7, 2011, the Corporation implemented a one-for-fifteen reverse stock split of all outstanding shares of its common stock. At the Corporation’s Special Meeting of Stockholders held on August 24, 2010, shareholders approved an amendment to the Corporation’s Restated Articles of Incorporation to implement a reverse stock split at a ratio, to be determined by the Board in its sole discretion, within the range of one new share of common stock for 10 old shares and one new share for 20 old shares. As authorized, the Board elected to effect a reverse stock split at a ratio of one-for-fifteen. The reverse stock split allowed the Corporation to regain compliance with listing standards of the New York Stock Exchange as more fully explained below. The one-for-fifteen reverse stock split reduced the number of outstanding shares of common stock from 319,557,932 shares to 21,303,669 shares of common stock.
     All share and per share amounts of common stock included in this Form 10-K, including but not limited to, the amounts of outstanding shares of common stock, options, warrants and other rights convertible into or exercisable for shares of common stock and market prices for the common stock, have been adjusted to retroactively reflect the 1-for-15 reverse stock split effected January 7, 2011.
Regulatory Actions
     Effective June 2, 2010, FirstBank, by and through its Board of Directors, entered into the Order with the FDIC and OCIF, a copy of which is attached as Exhibit 10.1 the Form 8-K filed by the Corporation on June 4, 2010. This

Order provides for various things, including (among other things) the following: (1) having and retaining qualified management; (2) increased participation in the affairs of FirstBank by its board of directors; (3) development and implementation by FirstBank of a capital plan to attain a leverage ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 10% and a total risk-based capital ratio of at least 12%; (4) adoption and implementation of strategic, liquidity and fund management and profit and budget plans and related projects within certain timetables set forth in the Order and on an ongoing basis; (5) adoption and implementation of plans for reducing FirstBank’s positions in certain classified assets and delinquent and non-accrual loans within timeframes set forth in the Order; (6) refraining from lending to delinquent or classified borrowers already obligated to FirstBank on any extensions of credit so long as such credit remains uncollected, except where FirstBank’s failure to extend further credit to a particular borrower would be detrimental to the best interests of FirstBank, and any such additional credit is approved by the FirstBank’s board of directors; (7) refraining from accepting, increasing, renewing or rolling over brokered deposits without the prior written approval of the FDIC; (8) establishment of a comprehensive policy and methodology for determining the allowance for loan and lease losses and the review and revision of FirstBank’s loan policies, including the non-accrual policy; and (9) adoption and implementation of adequate and effective programs of independent loan review, appraisal compliance and an effective policy for managing FirstBank’s sensitivity to interest rate risk. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Order.
     Effective June 3, 2010, First BanCorp entered into the Written Agreement with the FED, a copy of which is attached as Exhibit 10.2 to the Form 8-K filed by the Corporation on June 4, 2010. The Agreement provides, among other things, that the holding company must serve as a source of strength to FirstBank, and that, except upon consent of the FED, (1) the holding company may not pay dividends to stockholders or receive dividends from FirstBank, (2) the holding company and its nonbank subsidiaries may not make payments on trust preferred securities or subordinated debt, and (3) the holding company cannot incur, increase or guarantee debt or repurchase any capital securities. The Agreement also requires that the holding company submit a capital plan that is acceptable to the FED and that reflects sufficient capital at First BanCorp on a consolidated basis, and follow certain guidelines with respect to the appointment or change in responsibilities of senior officers. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Agreement.
     In July 2010, the Corporation and FirstBank jointly submitted a capital plan setting forth how they plan to improve their capital positions to comply with the above mentioned Agreements over time. The primary objective of the Capital Plan is to improve the Corporation’s capital structure in order to (1) enhance its ability to operate in the current economic environment, (2) be in a position to continue executing business strategies to return to profitability, and (3) achieve certain minimum capital ratios over time. Specifically, the capital plan details how the Bank will attempt to achieve a total capital to risk-weighted assets ratio of at least 12%, a Tier 1 capital to risk-weighted assets ratio of at least 10% and a leverage ratio of at least 8%. The Capital Plan set forth the following capital restructuring initiatives as well as various deleveraging strategies: (1) the issuance of shares of common stock in exchange for shares of the Corporation’s preferred stock held by the U.S. Treasury; (2) the issuance of shares of common stock for any and all of the Corporation’s outstanding Series A through E preferred stock; and (3) a $500 million capital raise through the issuance of new common shares for cash.
     As discussed below, the Corporation has completed the transactions designed to accomplish the first two initiatives, including the exchange of 89% of the outstanding Series A through E preferred stock and the issuance of Series G Preferred Stock, which is mandatorily convertible into shares of common stock, in exchange for the Fixed Rate Cumulative Perpetual Preferred Stock, Series F, $1,000 liquidation preference per share (“Series F Preferred Stock”), held by the U.S. Treasury. In addition, in December 2010, the U.S. Treasury agreed to amendments to the terms of the Series G Preferred Stock that revise the terms under which the Corporation can compel the conversion of the Series G Preferred Stock into shares of common stock. The revised terms require that the Corporation sell shares of common stock for gross proceeds of $350 million, rather than $500 million, and provide for the issuance of approximately 29.2 million shares of common stock upon the mandatory conversion based on an initial conversion rate of 68.9459 shares of common stock for each share of Series G Preferred Stock (calculated by dividing $750, or a discount of 25% from the $1,000 liquidation preference per share of Series G Preferred Stock, by the initial conversion price of $10.8781 per share, which is subject to adjustment). Previously, the discount was 35% from the $1,000 liquidation value.
     The deleveraging strategies described in the Capital Plan included, among others, the sale of assets. In this regard, the Corporation announced in December 2010 the signing of a non-binding letter of intent for the sale of a portfolio of loans, of which approximately 93% were classified assets. The sale of loans was completed in February 2011.
     In March 2011, the Corporation revised its Capital Plan to reflect initiatives implemented during the second half of 2010 and the financial forecast for 2011. The updated Capital Plan delineates the capital goals and the actions to be taken to secure compliance with the provisions of the Agreements. The updated Capital Plan, which was submitted to the regulators, includes a reduced $350 million capital raise to be achieved through the issuance of new shares of common stock for cash and other alternative capital preservation strategies, including among others, additional deleverage.
     In addition to the Capital Plan, the Corporation has submitted to its regulators a liquidity and brokered deposit plan, including a contingency funding plan, a non-performing asset reduction plan, a plan for the reduction of classified and special mention assets, a budget and profit plan and a strategic plan. Further, the Corporation has reviewed and enhanced the Corporation’s loan review and appraisal programs, the credit policies, the treasury and investments policy, the asset classification and allowance for loan and lease losses and nonaccrual policies, and the charge-off policy. The Agreements also require the submission to the regulators of quarterly progress reports, which, to date, have been timely filed.
     The Agreements impose no other restrictions on FirstBank’s products or services offered to customers, nor do they impose any type of penalties or fines upon FirstBank or the Corporation. Concurrent with the issuance of the Order and since then, the FDIC has granted FirstBank temporary waivers to enable it to continue accessing the brokered deposit market. The most recent waiver enables it to continue to issued brokered CDs through June 30, 2011. FirstBank will continue to request approvals for future periods.
Completion of Exchange of Series F Preferred Stock into Convertible Preferred Stock and subsequent amendment
     On July 20, 2010, the U.S. Treasury accepted in exchange for our Fixed Rate Cumulative Perpetual Preferred Stock, Series F, $1,000 liquidation preference per share (“Series F Preferred Stock”), that it had acquired in January 2009, and accrued dividends on the Series F Preferred Stock, 424,174 shares of a new series of mandatorily convertible preferred stock (the “Series G Preferred Stock”), that, except for being convertible into shares of the Corporation’s common stock, has terms similar (including the same liquidation preference) to those of the Series F Preferred Stock. The U.S. Treasury, and any subsequent holder of the Series G Preferred Stock, will have the right to convert the Series G Preferred Stock into the Corporation’s common stock at any time. In addition, the Corporation will have the right to compel the conversion of the Series G Preferred Stock into shares of common stock under certain conditions including the exchange for common stock of at least 70%of the aggregate liquidation preference of the then outstanding Series A through E preferred stock and the raise of at least $350 million from the sale of common stock. Unless earlier converted, the Series G Preferred Stock is automatically convertible into common stock on the seventh anniversary of its issuance. On August 24, 2010, the Corporation obtained stockholder approval to increase the number of authorized shares of common stock from 750 million to 2 billion and decrease the par value of its common stock from $1.00 to $0.10 per share. These approvals and the issuance of common stock in exchange for Series A through E preferred stock, discussed below, satisfy all but one of the substantive conditions to the Corporation’s ability to compel the conversion of the 424,174 shares of Series G Preferred Stock issued to the U.S. Treasury. The other substantive condition to the Corporation’s ability to compel the conversion of the Series G Preferred Stock is the issuance of a minimum amount of additional capital, subject to terms, other than the price per share, reasonably acceptable to the U.S. Treasury in its sole discretion. On September 16, 2010, the Corporation filed a registration statement for a proposed underwritten offering of $500 million of its common stock with the SEC, which was subsequently amended to, among other things, lower the size of the offering to $350 million as discussed below.
     As discussed above, during the fourth quarter of 2010, the Corporation executed an amendment to the exchange agreement with the U.S. Treasury pursuant to which the U.S. Treasury agreed to a reduction in the size of the capital raise, from $500 million to $350 million, required to satisfy the remaining substantive condition to compel the conversion of the Series G Preferred Stock owned by the U.S. Treasury into shares of common stock. The amendment to the exchange agreement with the U.S. Treasury also provided for a reduction in the previously agreed-upon discount of the liquidation preference of the Series G Preferred Stock from 35% to 25%, thus, increasing the number of shares of common stock into which the Series G Preferred Stock is convertible from 25.3 million to 29.2 million shares of common stock upon the mandatory conversion based on an initial conversion rate of 68.9459 shares of common stock for each share of Series G Preferred Stock (calculated by dividing $750, or a discount of 25% from the $1,000 liquidation preference per share of Series G Preferred Stock, by the initial conversion price of $10.878 per share, which is subject to adjustment).
     Like the Series F Preferred Stock, the Series G Preferred Stock qualifies as Tier 1 regulatory capital. Cumulative dividends on the Series G Preferred Stock accrue on the liquidation preference amount on a quarterly basis at a rate of 5% per annum through January 16, 2014, and 9% per annum thereafter, but will only be paid when, as and if declared by the Corporation’s Board of Directors out of assets legally available therefore. The Series G Preferred Stock ranks pari passu with the Corporation’s existing Series A through E preferred stock in terms of dividend payments and distributions upon liquidation, dissolution and winding up of the Corporation. The exchange agreement relating to this issuance contains limitations on the payment of dividends on common stock, including limiting regular quarterly cash dividends to an amount not exceeding the last quarterly cash dividend paid per share, or the amount publicly announced (if lower), of common stock prior to October 14, 2008, which was $1.05 per share on a post –reverse split basis.
     Additionally, as part of the terms of the Exchange Agreement, the Corporation also agreed to amend and restate the terms of a warrant dated January 16, 2009 that entitles the U. S. Treasury to purchase 389,483 shares of the Corporation’s common stock to extend its term and adjust the initial exercise price to be consistent with the conversion price applicable to the Series G Preferred Stock. The amended and restated warrant (the “Warrant”), issued to the U.S. Treasury entitles the U.S. Treasury to purchase 389,483 shares of the Corporation’s common stock at an initial exercise price of $10.878 per share instead of the exercise price on the original warrant of $154.05 per share. The Warrant has a 10-year term and is exercisable at any time. The exercise price and the number of shares issuable upon exercise of the Warrant are subject to certain anti-dilution adjustments.
Completion of Exchange of Series A through E Preferred Stock into Common Stock.
     On August 30, 2010, we completed our offer to issue shares of common stock in exchange for our issued and outstanding shares of Series A through E Noncumulative Perpetual Monthly Income Preferred Stock (the “Series A through E Preferred Stock”). Our issuance of 15,134,347 shares of common stock in the exchange offer improves our capital structure and improved our Tier 1 common equity to risk-weighted assets ratio and tangible common equity to tangible assets ratio. Our ratio of Tier 1 common equity to risk-weighted assets, which was 2.86% as of June 30, 2010, increased to 5.01% as of December 31, 2010, and our ratio of tangible common equity to tangible assets, which was 2.57% as of June 30, 2010, increased to 3.80% as of December 31, 2010. In addition, the issuance of shares of common stock in the exchange offer satisfied a substantive condition to our ability to mandatorily convert the Series G Preferred Stock into common stock and improved our ability to meet any new capital requirements.
     Approval of our stockholders to the issuance of shares in the exchange offer, which was required by NYSE listing requirements, and to the decrease in the par value of our common stock from $1 to $0.10 were conditions to the completion of the exchange offer. The exchange offer resulted in the tender of $487.1 million, or 88.54%, of the aggregate liquidation preference of the Series A through E Preferred Stock. The tender of over $385 million of the liquidation preference of the Series A through E Preferred Stock and our stockholders’ approval of the amendments to our Restated Articles of Incorporation to increase the number of authorized shares of common stock and decrease the par value of our common stock satisfy all but one of the substantive conditions to our ability to compel the conversion into common stock of the aforementioned 424,174 shares of new Series G Preferred Stock that we issued to the U.S. Treasury on July 20, 2010.
Other capital restructuring events
     On August 24, 2010, the Corporation’s stockholder’s approved an additional increase in the Corporation’s common stock to 2 billion, up from 750 million. During the second quarter of 2010, the Corporation’s stockholders had already increased the authorized shares of common stock from 250 million to 750 million. The Corporation’s stockholders’ approval at the same meeting of the decrease in the par value of the common stock from $1 per share to $0.10 per share had no effect on the total dollar value of the Corporation’s stockholders’ equity.
Deleverage and De-risking of the Balance Sheet
     We have deleveraged our balance sheet in order to preserve capital, principally by selling investments and reducing the size of the loan portfolio. Significant decreases in assets have been achieved mainly through the non-renewal of matured commercial loans, such as temporary loan facilities to the Puerto Rico government, and through the charge-off of portions of loans deemed uncollectible. In addition, a reduced volume of loan originations, mainly in construction loans, has contributed to this deleveraging strategy.
     During 2010, we reduced our investment portfolio by approximately $1.6 billion, while our loan portfolio decreased by $2.0 billion. The net reduction in securities and loans was the main driver of the reduction of our total assets to $15.6 billion as of December 31, 2010, a decrease of $3.9 billion from December 31, 2009. This decrease in securities and loans allowed a reduction of $4.2 billion in wholesale funding as of December 31, 2010, including repurchase agreements, advances, and brokered CDs.
     During the third quarter of 2010, we achieved a significant reduction in investment securities mostly as a result of a balance sheet repositioning strategy that resulted in the sale of $1.2 billion in investment securities combined with the early termination of $1.0 billion in repurchase agreements, which, given the yield and cost combination of the instruments, eliminated assets that were providing no positive marginal contribution to earnings. A nominal loss of $0.3 million was recorded as a result of these transactions as the realized gain of $47.1 million on the sale of investment securities was offset by the $47.4 million cost on the early extinguishment of repurchase agreements.
     On December 7, 2010, the Corporation announced that it had signed a non-binding letter of intent relating to a possible sale of a loan portfolio with an unpaid principal balance of approximately $701.9 million (book value of $602.8 million), to a new joint venture. Accordingly, during the fourth quarter of 2010, the Corporation transferred loans with an unpaid principal balance of $527 million and a book value of $447 million ($335 million of construction loans, $83 million of commercial mortgage loans and $29 million of commercial and industrial loans) to loans held for sale. The recorded investment in the loans was written down to a value of $281.6 million, which resulted in 2010 fourth quarter charge-offs of $165.1 million (a $127.0 million charge to construction loans, a $29.5 million charge to commercial mortgage loans and an $8.6 million charge to commercial and industrial loans). Further, the provision for loan and lease losses was increased by $102.9 million.
     On February 8, 2011, the Corporation entered into a definitive agreement to sell substantially all of the loans transferred to held for sale and, on February 16, 2011, completed the sale of loans with an unpaid principal balance of $510.2 million (book value of $269.3 million), at a purchase price of $272.2 million to a joint venture, majority owned by PRLP Ventures LLC, a company created by Goldman, Sachs & Co. and Caribbean Property Group. The purchase price of $272.2 million was funded with an initial cash contribution by PRLP Ventures LLC of $88.4 million received by FirstBank, a promissory note of approximately $136 million representing seller financing provided by FirstBank, and a $47.6 million or 35% equity interest in the joint venture to be retained by FirstBank. The size of the loan pool sold is approximately $185 million lower than the amount originally stated in the letter of intent due to loan payments and exclusions from the pool. The loan portfolio sold was composed of 73% construction loans, 19% commercial real estate loans and 8% commercial loans. Approximately 93% of the loans are adversely classified loans and 55% were in non-performing status as of December 31, 2010.
     The Corporation’s primary goal in agreeing to the loan sale transaction is to accelerate the de-risking of the balance sheet and improve the Corporation’s risk profile. FirstBank has been operating under the Order imposed by the FDIC since June of 2010, which, among other things, requires the Bank to improve its risk profile by reducing the level of classified assets and delinquent loans. The Corporation entered into this transaction to reduce the level of classified and non-performing assets and reduce its concentration in residential construction loans.
     NYSE Listing
     On July 10, 2010, the NYSE notified us that the average closing price of our common stock over the consecutive 30 trading-day period ended July 6, 2010 was less than $1.00. Under NYSE rules, a listed company is considered to be below compliance standards if the average closing price of its common stock is less than $1.00 over a consecutive 30 trading-day period. Pursuant to listing standards, the Corporation had a six-month period to bring both the share price and the average closing price over a consecutive 30 trading-day period above $1.00. On January 7, 2011, the Corporation implemented a one-for-fifteen reverse stock split of all outstanding shares of its common stock to, among other matters, allow the Corporation to regain compliance with listing standards of the NYSE. Following the reverse stock split, on February 18, 2011, the Corporation received a notice from the NYSE confirming that the Corporation’s average stock price for the 30 trading days ended February 18, 2011 indicated that the Corporation’s stock price was above the NYSE’s minimum requirement of $1.00 based on a 30 trading-day average. Accordingly, the Corporation is no longer considered below the $1.00 continued listing criterion.
     Business Developments
     Effective July 1, 2010, the operations conducted by First Leasing and Grupo Empresas de Servicios Financieros as separate subsidiaries were merged with and into FirstBank. On March 2, 2011, the Bank sold substantially all the assets of its Virgin Islands insurance subsidiary, First Insurance Agency VI, to Marshall and Sterling Insurance.
     Floating Rate Junior Subordinated Deferrable
     The Agreement also provides that we cannot make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior written approval of the Federal Reserve. With respect to our $231.9 million of outstanding subordinated debentures, we have provided, within the time frame prescribed by the indentures governing the subordinated debentures, a notice to the trustees of the subordinated debentures of our election to extend the interest payments on the debentures. Under the indentures, we have the right, from time to time, and without causing an event of default, to defer payments of interest on the subordinated debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. We have elected to defer the interest payments that were due in September and December 2010 and in March 2011 because the Federal Reserve advised it would not approve a request to make interest payments on the subordinated debentures.
     Impact of Credit Ratings on Liquidity
The Corporation’s ability to access new non-deposit sources of funding could be adversely affected by these credit ratings and any additional downgrades. The Corporation’s credit as a long-term issuer is currently rated CCC+, or seven notches below investment grade, with negative outlook by Standard & Poor’s (“S&P”) and is rated CC, or eight notches below investment grade, by Fitch Ratings Limited (“Fitch”). FirstBank’s credit as a long-term is currently rated B3, or six notches below investment grade, by Moody’s Investor Service (“Moody’s”), CCC+, or seven notches below investment grade, with negative outlook by S&P, and CC, or eight notches below investment grade by Fitch. These rating reflect downgrades in 2010 by S&P, Fitch and Moody’s. Although these downgrades did not affect any of the Corporation’s outstanding debt and have not affected the Corporation’s liquidity, the ratings may adversely affect the Corporation’s ability to obtain new external sources of funding to finance its operations, and/or cause external funding to be more expensive, which could in turn adversely affect results of operations. Also, changes in credit ratings may further affect the fair value of certain liabilities and unsecured derivatives that consider the Corporation’s own credit risk as part of the valuation.
     WEBSITE ACCESS TO REPORT
     The Corporation makes available annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, free of charge on or through its internet website at www.firstbankpr.com (under the “Investor Relations” section), as soon as reasonably practicable after the Corporation electronically files such material with, or furnishes it to, the SEC.
     The Corporation also makes available the Corporation’s corporate governance guidelines, the charters of the audit, asset/liability, compensation and benefits, credit, strategic planning, compliance, corporate governance and nominating committees and the codes of conduct and principles mentioned below, free of charge on or through its internet website at www.firstbankpr.com (under the “Investor Relations” section):

•	Code of Ethics for Senior Financial Officers

•	Code of Ethics applicable to all employees

•	Independence Principles for Directors

•	Luxury Expenditure Policy
     The corporate governance guidelines and the aforementioned charters and codes may also be obtained free of charge by sending a written request to Mr. Lawrence Odell, Executive Vice President and General Counsel, PO Box 9146, San Juan, Puerto Rico 00908.
     The public may read and copy any materials First BanCorp files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. In addition, the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC (www.sec.gov).
MARKET AREA AND COMPETITION
     Puerto Rico, where the banking market is highly competitive, is the main geographic service area of the Corporation. As of December 31, 2010, the Corporation also had a presence in the state of Florida and in the United States and British Virgin Islands. Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions in the United States mainland.
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

SUPERVISION AND REGULATION
     Recent Events affecting the Corporation
     As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which became law on July 21, 2010, there will be additional regulatory oversight and supervision of the holding company and its subsidiaries.
     The Dodd-Frank Act significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes, and the regulations to be developed thereunder will include, provisions affecting large and small financial institutions alike, including several provisions that will affect how banks and bank holding companies will be regulated in the future.
     The Dodd-Frank Act, among other things, imposes new capital requirements on bank holding companies; provides that a bank holding company must serve as a source of financial and managerial strength to each of its subsidiary banks and stand ready to commit resources to support each of them, changes the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base, and permanently raises the current standard deposit insurance limit to $250,000; extends unlimited insurance for noninterest-bearing transaction accounts through 2012 and expands the FDIC’s authority to raise insurance premiums. The legislation also calls for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion. The Dodd-Frank Act also limits interchange fees payable on debit card transactions, establishes the Bureau of Consumer Financial Protection (the “CFPB”) as an independent entity within the Federal Reserve, which will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters such as steering incentives, and determinations as to a borrower’s ability to repay and prepayment penalties. The CFPB will have primary examination and enforcement authority over FirstBank and other banks with over $10 billion in assets effective July 21, 2011.
     The Dodd-Frank Act also includes provisions that affect corporate governance and executive compensation at all publicly-traded companies and allows financial institutions to pay interest on business checking accounts. The legislation also restricts proprietary trading, places restrictions on the owning or sponsoring of hedge and private equity funds, and regulates the derivatives activities of banks and their affiliates. The Dodd-Frank Act establishes the Financial Stability Oversight Council, which is to identify threats to the financial stability of the U.S., promote market discipline, and respond to emerging threats to the stability of the U.S. financial system.
     The Collins Amendment to the Dodd-Frank Act, among other things, eliminates certain trust preferred securities from Tier I capital. Preferred securities issued under the U.S. Treasury’s Troubled Asset Relief Program (“TARP”) are exempted from this treatment. In the case of certain trust preferred securities issued prior to May 19, 2010 by bank holding companies with total consolidated assets of $15 billion or more as of December 31, 2009, these “regulatory capital deductions” are to be phased in incrementally over a period of three years beginning on January 1, 2013. This provision also requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies. Regulations implementing the Collins Amendment must be issued within 18 months of July 21, 2010.
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
     Internationally, both the Basel Committee on Banking Supervision and the Financial Stability Board (established in April 2009 by the Group of Twenty (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation and transparency) have committed to raise capital standards and liquidity buffers within the banking system (“Basel III”). On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with implementation by January 2019. The U.S. federal banking agencies generally support Basel III. The G-20 endorsed Basel III on November 12, 2010.
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
     Under the Federal Reserve Board policy, a bank holding company such as the Corporation is expected to act as a source of financial strength to its banking subsidiaries and to commit support to them. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain capital of a subsidiary bank will be assumed by the bankruptcy trustee and be entitled to a priority of payment. In addition, any capital loans by a bank holding company to any of its subsidiary banks must be subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary bank. As of December 31, 2010, FirstBank was the only depository institution subsidiary of the Corporation.
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
     A financial holding company ceasing to meet certain standards is subject to a variety of restrictions, depending on the circumstances. The Corporation and FirstBank must remain well-capitalized and well-managed for regulatory purposes and FirstBank must continue to earn “satisfactory” or better ratings on its periodic Community Reinvestment Act (“CRA”) examinations to preserve the financial holding company status. Until compliance is restored, the Federal Reserve Board has broad discretion to impose appropriate limitations on the financial holding company’s activities. If compliance is not restored within 180 days, the Federal Reserve Board may ultimately require the financial holding company to divest its depository institutions or in the alternative, to discontinue or divest any activities that are permitted only to non-financial holding company bank holding companies.
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
     Financial holding companies may engage, directly or indirectly, in any activity that is determined to be (i) financial in nature, (ii) incidental to such financial activity, or (iii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The GLB Act specifically provides that the following activities have been determined to be “financial in nature”: (a) lending, trust and other banking activities; (b) insurance activities; (c) financial or economic advice or services; (d) pooled investments; (e) securities underwriting and dealing; (f) existing bank holding company domestic activities; (g) existing bank holding company foreign activities; and (h) merchant banking activities. The Corporation offers insurance agency services through its wholly-owned subsidiary, FirstBank Insurance Agency, and through First Insurance Agency V. I., Inc., a subsidiary of FirstBank. In association with JP Morgan Chase, the Corporation, through FirstBank Puerto Rico Securities, Inc., a wholly owned subsidiary of FirstBank, also offers municipal bond underwriting services focused mainly on municipal and government bonds or obligations issued by the Puerto Rico government and its public corporations. Additionally, FirstBank Puerto Rico Securities, Inc. offers financial advisory services.
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
     Sarbanes-Oxley Act
     The Sarbanes-Oxley Act of 2002 (“SOA”) implemented a range of corporate governance and other measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under federal securities laws. In addition, SOA has established membership requirements and responsibilities for the audit committee, imposed restrictions on the relationship between the Corporation and external auditors, imposed additional responsibilities for the external financial statements on our chief executive officer and chief financial officer, expanded the disclosure requirements for corporate insiders, required management to evaluate its disclosure controls and procedures and its internal control over financial reporting, and required the auditors to issue a report on the internal control over financial reporting.
     Since the 2004 Annual Report on Form 10-K, the Corporation has included in its annual report on Form 10-K its management assessment regarding the effectiveness of the Corporation’s internal control over financial reporting. The internal control report includes a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Corporation; management’s assessment as to the effectiveness of the Corporation’s internal control over financial reporting based on management’s evaluation, as of year-end; and the framework used by management as criteria for evaluating the effectiveness of the Corporation’s internal control over financial reporting. As of December 31, 2010, First BanCorp’s management concluded that its internal control over financial reporting was effective. The Corporation’s independent registered public accounting firm reached the same conclusion.
Emergency Economic Stabilization Act of 2008
     On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. The EESA authorized the Treasury to access up to $700 billion to protect the U.S. economy and restore confidence and stability to the financial markets. One such program under TARP was action by Treasury to make significant investments in U.S. financial institutions through the Capital Purchase Program (CPP). The Treasury’s stated purpose in implementing the CPP was to improve the capitalization of healthy institutions, which would improve the flow of credit to businesses and consumers, and boost the confidence of depositors, investors, and counterparties alike. All federal banking and thrift regulatory agencies encouraged eligible institutions to participate in the CPP.
     The Corporation applied for, and the Treasury approved, a capital purchase in the amount of $400,000,000. The Corporation entered into a Letter Agreement with the Treasury, pursuant to which the Corporation issued and sold to the Treasury for an aggregate purchase price of $400,000,000 in cash (i) 400,000 shares of Series F Preferred Stock, and (2) a warrant to purchase 389,483 shares of the Corporation’s common stock at an exercise price of $154.05 per share, subject to certain anti-dilution and other adjustments. The TARP transaction closed on January 16, 2009. As previously described above, on July 20, 2010, we exchanged the Series F Preferred Stock, plus accrued dividends on the Series F Preferred Stock, for 424,174 shares of a new Series G Preferred Stock and amended the warrant issued on January 16, 2009 and on December 2, 2010 the Agreement and the certificate of designation of the Series G preferred stock were amended to, among other provisions, reduce the required capital amount to compel the conversion of the Series G preferred stock from $500 million to $350 million.
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
American Recovery and Reinvestment Act of 2009
     On February 17, 2009, the Congress enacted the American Recovery and Reinvestment Act of 2009 (“ARRA”). The Stimulus Act includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, health care, and infrastructure, including energy sector. The Stimulus Act includes provisions relating to compensation paid by institutions that receive government assistance under TARP, including institutions that have already received such assistance, effectively amending the existing compensation and corporate governance requirements of Section 111(b) of the EESA. The provisions include restrictions on the amounts and forms of compensation payable, provision for possible reimbursement of previously paid compensation and a requirement that compensation be submitted to non-binding “say on pay” shareholder vote.
     On June 10, 2009, the Treasury issued regulations implementing the compensation requirements under ARRA, which amended the requirements of EESA. The regulations became applicable to existing and new TARP recipients upon publication in the Federal Register on June 15, 2009. The regulations make effective the compensation provisions of ARRA and include rules requiring: (i) review of prior compensation by a Special Master; (ii) restrictions on paying or accruing bonuses, retention awards or incentive compensation for certain employees; (iii) regular review of all employee compensation arrangements by the company’s senior risk officer and compensation committee to ensure that the arrangements do not encourage unnecessary and excessive risk-taking or manipulation reporting of earnings; (iv) recoupment of bonus payments based on materially inaccurate information; (v) in the prohibition on severance or change in control payments for certain employees; (vi) adoption of policies and procedures to avoid excessive luxury expenses; and (vii) mandatory “say on pay” vote by shareholders (which was effective beginning in February 2009). In addition, the regulations also introduce several additional requirements and restrictions, including: (i) Special Master review of ongoing compensation in certain situations; (ii) prohibition on tax gross-ups for certain employees; (iii) disclosure of perquisites; and (iv) disclosure regarding compensation consultants.
Homeowner Affordability and Stability Plan
     On February 18, 2009, President Obama announced a comprehensive plan to help responsible homeowners avoid foreclosure by providing affordable and sustainable mortgage loans. The Homeowner Affordability and Stability Plan, a $75 billion federal program, provides for a sweeping loan modification program targeted at borrowers who are at risk of foreclosure because their incomes are not sufficient to make their mortgage payments. It also includes refinancing opportunities for borrowers who are current on their mortgage payments but have been unable to refinance because their homes have decreased in value. Under the Homeowner Stability Initiative, Treasury will spend up to $50 billion dollars to make mortgage payments affordable and sustainable for middle-income American families that are at risk of foreclosure. Borrowers who are delinquent on the mortgage for their primary residence and borrowers who, due to a loss of income or increase in expenses, are struggling to keep their payments current may be eligible for a loan modification. Under the Homeowner Affordability and Stability Plan, borrowers who are current on their mortgage but have been unable to refinance because their house has decreased in value may have the opportunity to refinance into a 30-year, fixed-rate loan. Through the program, Fannie Mae and Freddie Mac will allow the refinancing of mortgage loans that they hold in their portfolios or which they guarantee in their own mortgage-backed securities. Lenders were able to begin accepting refinancing applications on March 4, 2009. The Obama Administration announced on March 4, 2009 the new U.S. Department of the Treasury guidelines to enable servicers to begin modifications of eligible mortgages under the Homeowner Affordability and Stability Plan. The guidelines implement financial incentives for mortgage lenders to modify existing first mortgages and sets standard industry practice for modifications.
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
     Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institution. The Corporation has adopted appropriate policies, procedures and controls to address compliance with the USA Patriot Act and Treasury regulations.
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
State Chartered Non-Member Bank and Banking Laws and Regulations in General
     FirstBank is subject to regulation and examination by the OCIF and the FDIC, and is subject to comprehensive federal and state regulations dealing with a wide variety of subjects. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their businesses, their investments, their reserves against deposits, the timing and availability of deposited funds, and the nature and amount of and collateral for certain loans. In addition to the impact of regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. Among the instruments used by the Federal Reserve Board to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate, and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our future business, earnings, and growth cannot be predicted.

     References herein to applicable statutes or regulations are brief summaries of portions thereof which do not purport to be complete and which are qualified in their entirety by reference to those statutes and regulations. Numerous additional regulations and changes to regulations are anticipated as a result of the Dodd-Frank Act, and future legislation may provide additional regulatory oversight of the Bank. Any change in applicable laws or regulations may have a material adverse effect on the business of commercial banks and bank holding companies, including FirstBank and the Corporation.
     There are periodic examinations by the OCIF and the FDIC of FirstBank to test the Bank’s compliance with various statutory and regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage. The regulation and supervision are intended primarily for the protection of the FDIC’s insurance fund and depositors. The regulatory structure also gives the regulatory authorities discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and for engaging in unsafe or unsound practices. In addition, certain bank actions are required by statute and implementing regulations. Other actions or failure to act may provide the basis for enforcement action, including the filing of misleading or untimely reports with regulatory authorities.
Dividend Restrictions
     The Corporation is subject to certain restrictions generally imposed on Puerto Rico corporations with respect to the declaration and payment of dividends (i.e., that dividends may be paid out only from the Corporation’s net assets in excess of capital or, in the absence of such excess, from the Corporation’s net earnings for such fiscal year and/or the preceding fiscal year). The Federal Reserve Board has also issued a policy statement that, as a matter of prudent banking, a bank holding company should generally not maintain a given rate of cash dividends unless its net income available to common shareholders has been sufficient to fund fully the dividends and the prospective rate of earnings retention appears to be consistent with the organization’s capital needs, asset quality, and overall financial condition.
     On February 24, 2009, the Federal Reserve published the “Applying Supervisory Guidance and Regulations on the Payment of Dividends, Stock Redemptions, and Stock Repurchases at Bank Holding Companies” (the “Supervisory Letter”), which discusses the ability of bank holding companies to declare dividends and to redeem or repurchase equity securities. The Supervisory Letter is generally consistent with prior Federal Reserve supervisory policies and guidance, although places greater emphasis on discussions with the regulators prior to dividend declarations and redemption or repurchase decisions even when not explicitly required by the regulations. The Federal Reserve provides that the principles discussed in the letter are applicable to all bank holding companies, but are especially relevant for bank holding companies that are either experiencing financial difficulties and/or receiving public funds under the Treasury’s TARP Capital Purchase Program. To that end, the Supervisory Letter specifically addresses the Federal Reserve’s supervisory considerations for TARP participants.
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
     In prior years, the principal source of funds for the Corporation’s parent holding company was dividends declared and paid by its subsidiary, FirstBank. Pursuant to the Written Agreement with the FED, the Corporation cannot directly or indirectly take dividends or any other form of payment representing a reduction in capital from the Bank without the prior written approval of the FED. The ability of FirstBank to declare and pay dividends on its capital stock is regulated by the Puerto Rico Banking Law, the Federal Deposit Insurance Act (the “FDIA”), and FDIC regulations. In general terms, the Puerto Rico Banking Law provides that when the expenditures of a bank are greater than receipts, the excess of expenditures over receipts shall be charged against undistributed profits of the bank and the balance, if any, shall be charged against the required reserve fund of the bank. If the reserve fund is not sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the bank’s capital account. The Puerto Rico Banking Law provides that, until said capital has been restored to its original amount and the reserve fund to 20% of the original capital, the bank may not declare any dividends.
     In general terms, the FDIA and the FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding such bank.
     We suspended dividend payments on our common and preferred dividends, including the TARP preferred dividends, commencing effective with the preferred dividend payments for the month of August 2009. In addition, commencing in September 2010, we have suspending interest payments on the Trust Preferred. Furthermore, so long as any shares of preferred stock remain outstanding and until we obtain the FED’s approval, we cannot declare, set apart or pay any dividends on shares of our common stock (i) unless any accrued and unpaid dividends on our preferred stock for the twelve monthly dividend periods ending on the immediately preceding dividend payment date have been paid or are paid contemporaneously and the full monthly dividend on our preferred stock for the then current month has been or is contemporaneously declared and paid or declared and set apart for payment and, (ii) with respect to our Series G Preferred Stock, unless all accrued and unpaid dividends for all past dividend periods, including the latest completed dividend period, on all outstanding shares have been declared and paid in full. Prior to January 16, 2012, unless we have redeemed or converted all of the shares of Series G Preferred Stock or the U.S. Treasury has transferred all of the Series G Preferred Stock to third parties, the consent of the U.S. Treasury will be required for us to, among other things, increase the dividend rate of common stock above $1.05 per share or repurchase or redeem equity securities, including our common stock, subject to certain limited exceptions.
Limitations on Transactions with Affiliates and Insiders
     Certain transactions between financial institutions such as FirstBank and its affiliates are governed by Sections 23A and 23B of the Federal Reserve Act and by Regulation W. An affiliate of a financial institution is any corporation or entity that controls, is controlled by, or is under common control with the financial institution. In a holding company context, the parent bank holding company and any companies which are controlled by such parent bank holding company are affiliates of the financial institution. Generally, Sections 23A and 23B of the Federal Reserve Act (i) limit the extent to which the financial institution or its subsidiaries may engage in “covered transactions” (defined below) with any one affiliate to an amount equal to 10% of such financial institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such financial institution’s capital stock and surplus and (ii) require that all “covered transactions” be on terms substantially the same, or at least as favorable to the financial institution or affiliate, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act.
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

Source of Strength Doctrine
     Under new provisions in the Dodd-Frank Act, as well as Federal Reserve Board policy and regulation, a bank holding company must serve as a source of financial and managerial strength to each of its subsidiary banks and is expected to stand prepared to commit resources to support each of them. Consistent with this, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company should generally not maintain a given rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the organization’s capital needs, asset quality, and overall financial condition.
Deposit Insurance
     The increases in deposit insurance described above under “Supervision and Regulation”, the FDIC’s expanded authority to increase insurance premiums, as well as the recent increase and anticipated additional increase in the number of bank failures are expected to result in an increase in deposit insurance assessments for all banks, including FirstBank. The FDIC, absent extraordinary circumstances, is required by law to return the insurance reserve ratio to a 1.15 percent ratio no later than the end of 2013. Recent failures caused the Deposit Insurance Fund (“DIF”) to fall to a negative $8.2 billion as of September 30, 2009. Citing extraordinary circumstances, the FDIC has extended the time within which the reserve ratio must be restored to 1.15 from five to eight years.
     On February 7, 2011, the FDIC adopted a rule which redefines the assessment base for deposit insurance as required by the Dodd-Frank Act, makes changes to assessment rates, implements the Dodd-Frank Act’s DIF dividend provisions, and revises the risk-based assessment system for all large insured depository institutions (institutions with at least $10 billion in total assets), such as FirstBank.
     If the FDIC is appointed conservator or receiver of a bank upon the bank’s insolvency or the occurrence of other events, the FDIC may sell some, part or all of a bank’s assets and liabilities to another bank or repudiate or disaffirm most types of contracts to which the bank was a party if the FDIC believes such contract is burdensome. In resolving the estate of a failed bank, the FDIC as receiver will first satisfy its own administrative expenses, and the claims of holders of U.S. deposit liabilities also have priority over those of other general unsecured creditors.
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
     Failure to meet capital guidelines could subject an insured bank to a variety of prompt corrective actions and enforcement remedies under the FDIA (as amended by Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), and the Riegle Community Development and Regulatory Improvement Act of 1994), including, with respect to an insured bank, the termination of deposit insurance by the FDIC, and certain restrictions on its business.
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
     Although our regulatory capital ratios exceeded the required established minimum capital ratios for a “well-capitalized” institution as of December 31, 2010, because of the Order, FirstBank cannot be regarded as “well-capitalized” as of December 31, 2010. A bank’s capital category, as determined by applying the prompt corrective action provisions of law, however, may not constitute an accurate representation of the overall financial condition or prospects of the Bank, and should be considered in conjunction with other available information regarding financial condition and results of operations.

     Set forth below are the Corporation’s and FirstBank’s capital ratios as of December 31, 2010, based on Federal Reserve and FDIC guidelines, respectively, and the capital ratios required to be attained under the Order:

			Well-Capitalized	Consent Order
	First BanCorp	FirstBank	Minimum	Minimum
As of December 31, 2010
Total capital (Total capital to risk-weighted assets)	12.02%	11.57%	10.00%	12.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	10.73%	10.28%	6.00%	10.00%
Leverage ratio(1)	7.57%	7.25%	5.00%	8.00%

(1)	Tier 1 capital to average assets.

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
     FirstBank is a member of the FHLB of New York (FHLB-NY) and as such is required to acquire and hold shares of capital stock in that FHLB in an amount calculated in accordance with the requirements set forth in applicable laws and regulations. FirstBank is in compliance with the stock ownership requirements of the FHLB-NY. All loans, advances and other extensions of credit made by the FHLB-NY to FirstBank are secured by a portion of FirstBank’s mortgage loan portfolio, certain other investments and the capital stock of the FHLB-NY held by FirstBank.
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
Brokered Deposits
     FDIC regulations adopted under the FDIA govern the receipt of brokered deposits by banks. Well-capitalized institutions are not subject to limitations on brokered deposits, while adequately-capitalized institutions are able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the interest paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. The Order requires FirstBank to obtain FDIC approval prior to issuing, increasing, renewing or rolling over brokered CDs and to develop a plan to reduce its reliance on brokered CDs. The FDIC has issued temporary approvals permitting FirstBank to renew and/or roll over certain amounts of brokered CDs maturing through June 30, 2011. FirstBank will continue to request approvals for future periods in a manner consistent with its plan to reduce its reliance on brokered CDs.
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
     The Banking Law requires every bank to maintain a legal reserve which shall not be less than twenty percent (20%) of its demand liabilities, except government deposits (federal, state and municipal) that are secured by actual collateral. The reserve is required to be composed of any of the following securities or combination thereof: (1) legal tender of the United States; (2) checks on banks or trust companies located in any part of Puerto Rico that are to be presented for collection during the day following the day on which they are received; (3) money deposited in other banks provided said deposits are authorized by the Commissioner and subject to immediate collection; (4) federal funds sold to any Federal Reserve Bank and securities purchased under agreements to resell executed by the bank with such funds that are subject to be repaid to the bank on or before the close of the next business day; and (5) any other asset that the Commissioner identifies from time to time.

     The Banking Law permits Puerto Rico commercial banks to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of the sum of: (i) the bank’s paid-in capital; (ii) the bank’s reserve fund; (iii) 50% of the bank’s retained earnings, subject to certain limitations; and (iv) any other components that the Commissioner may determine from time to time. If such loans are secured by collateral worth at least twenty five percent (25%) more than the amount of the loan, the aggregate maximum amount may reach one third (33.33%) of the sum of the bank’s paid-in capital, reserve fund, 50% of retained earnings and such other components that the Commissioner may determine from time to time. There are no restrictions under the Banking Law on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States, or of the Commonwealth of Puerto Rico, or by bonds, not in default, of municipalities or instrumentalities of the Commonwealth of Puerto Rico. The revised classification of the mortgage-related transactions as secured commercial loans to local financial institutions described in the Corporation’s restatement of previously issued financial statements (Form 10-K/A for the fiscal year ended December 31, 2004) caused the mortgage-related transactions to be treated as two secured commercial loans in excess of the lending limitations imposed by the Banking Law. In this regard, FirstBank received a ruling from the Commissioner that results in FirstBank being considered in continued compliance with the lending limitations. The Puerto Rico Banking Law authorizes the Commissioner to determine other components which may be considered for purposes of establishing its lending limit, which components may lie outside the statutory lending limit elements mandated by Section 17. After consideration of other components, the Commissioner authorized the Corporation to retain the secured loans to the two financial institutions as it believed that these loans were secured by sufficient collateral to diversify, disperse and significantly diffuse the risks connected to such loans thereby satisfying the safety and soundness considerations mandated by Section 28 of the Banking Law. In July 2009, FirstBank entered into a transaction with one of the institutions to purchase $205 million in mortgage loans that served as collateral to the loan to this institution.
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
International Banking Act of Puerto Rico (“IBE Act”)
     The business and operations of FirstBank International Branch (“FirstBank IBE,” the IBE division of FirstBank) and FirstBank Overseas Corporation (the IBE subsidiary of FirstBank) are subject to supervision and regulation by the Commissioner. In November, 2010, First BanCorp Overseas surrendered its license to operate as an international banking entity. Under the IBE Act, certain sales, encumbrances, assignments, mergers, exchanges or transfers of shares, interests or participation(s) in the capital of an international banking entity (an “IBE”) may not be initiated without the prior approval of the Commissioner. The IBE Act and the regulations issued thereunder by the Commissioner (the “IBE Regulations”) limit the business activities that may be carried out by an IBE. Such activities are limited in part to persons and assets located outside of Puerto Rico.
     Pursuant to the IBE Act and the IBE Regulations, each of FirstBank IBE and FirstBank Overseas Corporation must maintain books and records of all its transactions in the ordinary course of business. FirstBank IBE and FirstBank Overseas Corporation are also required thereunder to submit to the Commissioner quarterly and annual reports of their financial condition and results of operations, including annual audited financial statements.
     The IBE Act empowers the Commissioner to revoke or suspend, after notice and hearing, a license issued thereunder if, among other things, the IBE fails to comply with the IBE Act, the IBE Regulations or the terms of its license, or if the Commissioner finds that the business or affairs of the IBE are conducted in a manner that is not consistent with the public interest.
Puerto Rico Income Taxes
     Under the Puerto Rico Internal Revenue Code of 1994 (the “1994 Code”), all companies are treated as separate taxable entities and are not entitled to file consolidated tax returns. The Corporation, and each of its subsidiaries are subject to a maximum statutory corporate income tax rate of 39% or an alternative minimum tax (“AMT”) on income earned from all sources, whichever is higher. The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations. The 1994 Code provides for a dividend received deduction of 100% on dividends received from wholly owned subsidiaries subject to income taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations.
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

     The Corporation has maintained an effective tax rate lower than the maximum statutory tax rate of 40.95% during 2010 mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income tax combined with income from the IBE units of the Bank and the Bank’s subsidiary, FirstBank Overseas Corporation. The FirstBank IBE and FirstBank Overseas Corporation were created under the IBE Act, which provides for Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico (except for year tax years commenced after December 31, 2008 and before January 1, 2012, in which all IBE’s are subject to the special 5% tax on their net income not otherwise subject to tax pursuant to the PR Code, as provided by Act. No. 7). Pursuant to the provisions of Act No. 13 of January 8, 2004, the IBE Act was amended to impose income tax at regular rates on an IBE that operates as a unit of a bank, to the extent that the IBE net income exceeds 20% of the bank’s total net taxable income (including net income generated by the IBE unit) for taxable years that commenced on July 1, 2005, and thereafter. These amendments apply only to IBEs that operate as units of a bank; they do not impose income tax on an IBE that operates as a subsidiary of a bank.
     On January 31, 2011, the Puerto Rico Government approved Act No. 1 which repealed the 1994 Code and established a new Puerto Rico Internal Revenue Code (the “2010 Code”). The provisions of the 2010 Code are generally applicable to taxable years commencing after December 31, 2010. The matters discussed above are equally applicable under the 2010 Code except that the maximum corporate tax rate has been reduced from 39% (40.95% for calendar years 2009,and 2010) to 30% (25% for taxable years commencing after December 31, 2013 if certain economic conditions are met by the Puerto Rico economy). Corporations are entitled to elect continue to determine its Puerto Rico income tax responsibility for such 5 year period under the provisions of the 1994 Code.
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
Item 1A. Risk Factors
RISK RELATING TO THE CORPORATION’S BUSINESS
FirstBank is operating under the Order with the FDIC and OCIF and we are operating under the Written Agreement with the Federal Reserve.
     On June 4, 2010, we announced that FirstBank agreed to the Order, dated as of June 2, 2010, issued by the FDIC and OCIF, and we entered into the Agreement, dated as of June 3, 2010, with the Federal Reserve. The Agreements stem from the FDIC’s examination as of the period ended June 30, 2009 conducted during the second half of 2009. Although our regulatory capital ratios exceeded the required established minimum capital ratios for a “well-capitalized” institution as of December 31, 2010, because of the Order, FirstBank cannot be regarded as “well-capitalized” as of December 31, 2010.
     Under the Order, FirstBank has agreed to address specific areas of concern to the FDIC and OCIF through the adoption and implementation of procedures, plans and policies designed to improve the safety and soundness of FirstBank. These actions include, among others, (1) having and retaining qualified management; (2) increased participation in the affairs of FirstBank by its board of directors; (3) development and implementation by FirstBank of a capital plan to attain a leverage ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 10% and a total risk-based capital ratio of at least 12%; (4) adoption and implementation of strategic, liquidity and fund management and profit and budget plans and related projects within certain timetables set forth in the Order and on an ongoing basis; (5) adoption and implementation of plans for reducing FirstBank’s positions in certain classified assets and delinquent and non-accrual loans; (6) refraining from lending to delinquent or classified borrowers already obligated to FirstBank on any extensions of credit so long as such credit remains uncollected, except where FirstBank’s failure to extend further credit to a particular borrower would be detrimental to the best interests of FirstBank, and any such additional credit is approved by FirstBank’s board of directors; (7) refraining from accepting, increasing, renewing or rolling over brokered CDs without the prior written approval of the FDIC; (8) establishment of a comprehensive policy and methodology for determining the allowance for loan and lease losses and the review and revision of FirstBank’s loan policies, including the non-accrual policy; and (9) adoption and implementation of adequate and effective programs of independent loan review, appraisal compliance and an effective policy for managing FirstBank’s sensitivity to interest rate risk.
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
     We anticipate that we will need to continue to dedicate significant resources to our efforts to comply with the Agreements, which may increase operational costs or adversely affect the amount of time our management has to conduct our operations. If we need to continue to recognize significant reserves, cannot raise additional capital, or cannot accomplish other contemplated alternative capital preservation strategies, including among others, an accelerated deleverage strategy, we and FirstBank may not be able to comply with the minimum capital requirements included in the capital plans required by the Agreements. FirstBank expects to be in compliance with the minimum capital ratios under the FDIC Order by June 30, 2011.
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
Additional capital resources may not be available when needed or at all.
     Due to our financial results over the past two years, we need to access the capital markets in order to raise additional capital to absorb future credit losses due to the distressed economic environment and potential further deterioration in our loan portfolio, to maintain adequate liquidity and capital resources, to finance future growth, investments or strategic acquisitions and to implement the capital plans required by the Agreements. We have been taking steps for over six months to obtain additional capital. If we are unable to obtain additional necessary capital or otherwise improve our financial condition in the near future, or are unable to accomplish other alternate capital preservation strategies, which could allow us to meet the minimum capital requirements included in the capital plans required by the Agreements, we will be required to notify our regulators and take the additional steps described above, which may include submitting a contingency plan to the FDIC for the sale, liquidation or merger of FirstBank.
Certain funding sources may not be available to us and our funding sources may prove insufficient and/or costlier to replace deposits and support future growth.
     FirstBank relies primarily on its issuance of brokered CDs, as well as customer deposits and advances from the Federal Home Loan Bank, to pay its operating expenses and interest on its debt, to maintain its lending activities and to replace certain maturing liabilities. As of December 31, 2010, we had $6.3 billion in brokered CDs outstanding, representing approximately 52% of our total deposits, and a reduction from $7.6 billion at year end 2009. Approximately $3 billion brokered CDs mature in 2011, and the average term to maturity of the retail brokered CDs outstanding as of December 31, 2010 was approximately 1.3 years. Approximately 4% of the principal value of these certificates is callable at our option.

     Although FirstBank has historically been able to replace maturing deposits and advances as desired, we may not be able to replace these funds in the future if our financial condition or general market conditions were to change or the FDIC did not approve our request to issue brokered CDs as required by the Order. The Order requires FirstBank to obtain FDIC approval prior to issuing, increasing, renewing or rolling over brokered CDs and to develop a plan to reduce its reliance on brokered CDs. Although the FDIC has issued temporary approvals permitting FirstBank to renew and/or roll over certain amounts of brokered CDs maturing through June 30, 2011, the FDIC may not continue to issue such approvals, even if the requests are consistent with our plans to reduce the reliance on brokered CDs, and, even if issued, such approvals may not be for amounts of brokered CDs sufficient for FirstBank to meet its funding needs. The use of brokered CDs has been particularly important for the funding of our operations. If we are unable to issue brokered CDs, or are unable to maintain access to our other funding sources, our results of operations and liquidity would be adversely affected.
     Alternate sources of funding may carry higher cost than sources currently utilized. If we are required to rely more heavily on more expensive funding sources, profitability would be adversely affected. Although we consider currently available funding sources to be adequate for our liquidity needs, we may seek additional debt financing in the future to achieve our long-term business objectives. Any additional debt financing requires the prior approval from the Federal Reserve, and the Federal Reserve may not approve such additional debt. Additional borrowings, if sought, may not be available to us or on acceptable terms. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, our credit ratings and our credit capacity. If additional financing sources are unavailable or are not available on acceptable terms, our profitability and future prospects could be adversely affected.
We depend on cash dividends from FirstBank to meet our cash obligations, but the Written Agreement with the Federal Reserve prohibits the receipt of such dividends without prior Federal Reserve approval, which may adversely affect our ability to fulfill our obligations.
     As a holding company, dividends from FirstBank have provided a substantial portion of our cash flow used to service the interest payments on our trust preferred securities and other obligations. As outlined in the Written Agreement, we cannot receive any cash dividends from FirstBank without prior written approval of the Federal Reserve. Our inability to receive approval from the Federal Reserve to receive dividends from FirstBank at that time as we need such amount would adversely affect our ability to fulfill our obligations at that time.
We cannot pay interest, principal or other sums on subordinated debentures or trust preferred securities without prior Federal Reserve approval, which could result in a default.
     The Written Agreement provides that we cannot declare or pay any dividends (including on the Series G Preferred Stock) or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior written approval of the Federal Reserve. With respect to our $231.9 million of outstanding subordinated debentures, we have provided, within the time frame prescribed by the indentures governing the subordinated debentures, notices to the trustees of the subordinated debentures of our election to interest extension periods.
     Under the indentures, we have the right, from time to time, and without causing an event of default, to defer payments of interest on the subordinated debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. We have elected to defer the interest payments that were due in September and December 2010 and the interest payments that are due in March 2011 because the Federal Reserve advised us that it would not provide its approval for the payment of interest on these subordinated debentures. We may elect additional extension periods for future quarterly interest payments.
     Our inability to receive approval from the Federal Reserve to make distributions of interest, principal or other sums on our trust preferred securities and subordinated debentures could result in a default under those obligations if we need to defer such payments for longer than twenty consecutive quarterly periods.
Banking regulators could take additional adverse action against us.

     We are subject to supervision and regulation by the Federal Reserve. We are a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). As such, we are permitted to engage in a broader spectrum of activities than those permitted to bank holding companies that are not financial holding companies. At this time, under the BHC Act, we may not be able to engage in new activities or acquire shares or control of other companies. As of December 31, 2010, we and FirstBank continue to satisfy all applicable established capital guidelines. However, we have agreed to regulatory actions by our banking regulators that include, among other things, the submission of a capital plan by FirstBank to comply with more stringent capital requirements under an established time period in the capital plan. Our regulators could take additional action against us if we fail to comply with the Agreements, including the requirements of the submitted capital plans. Additional adverse action against us by our primary regulators could adversely affect our business.
Credit quality may result in future additional losses.
     The quality of our credits has continued to be under pressure as a result of continued recessionary conditions in the markets we serve that have led to, among other things, higher unemployment levels, much lower absorption rates for new residential construction projects and further declines in property values. Our business depends on the creditworthiness of our customers and counterparties and the value of the assets securing our loans or underlying our investments. When the credit quality of the customer base materially decreases or the risk profile of a market, industry or group of customers changes materially, our business, financial condition, allowance levels, asset impairments, liquidity, capital and results of operations are adversely affected.
     We have a significant construction loan portfolio held for investment, in the amount of $700.6 million as of December 31, 2010, mostly secured by commercial and residential real estate properties. Due to their nature, these loans entail a higher credit risk than consumer and residential mortgage loans, since they are larger in size, concentrate more risk in a single borrower and are generally more sensitive to economic downturns. Although we ceased new originations of construction loans decreasing collateral values, difficult economic conditions and numerous other factors continue to create volatility in the housing markets and have increased the possibility that additional losses may have to be recognized with respect to our current nonperforming assets. Furthermore, given the current slowdown in the real estate market, the properties securing these loans may be difficult to dispose of if they are foreclosed. Although we have taken a number of steps to reduce our credit exposure, at December 31, 2010, we still had $263.1 million in nonperforming construction loans held for investments and it is possible that we will continue to incur in credit losses over the near term, which would adversely impact our overall financial performance and results of operations.
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
     While we have substantially increased our allowance for loan and lease losses over the past two years, we may have to recognize additional provisions in 2011 to cover future credit losses in the portfolio. The level of the allowance reflects management’s estimates based upon various assumptions and judgments as to specific credit risks, evaluation of industry concentrations, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires management to make significant estimates and judgments regarding current credit risks and future trends, all of which may undergo material changes. If our estimates prove to be incorrect, our allowance for credit losses may not be sufficient to cover losses in our loan portfolio and our expense relating to the additional provision for credit losses could increase substantially.
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
     Substantially all of our loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is located in Puerto Rico, the USVI, the BVI or the U.S. mainland, the performance of our loan portfolio and the collateral value backing the transactions are dependent upon the performance of and conditions within each specific real estate market. Recent economic reports related to the real estate market in Puerto Rico indicate that certain pockets of the real estate market are subject to readjustments in value driven not by demand but more by the purchasing power of the consumers and general economic conditions. In southern Florida, we have been seeing the negative impact associated with low absorption rates and property value adjustments due to overbuilding. We measure the impairment based on the fair value of the collateral, if collateral dependent, which is generally obtained from appraisals. Updated appraisals are obtained when we determine that loans are impaired and are updated annually thereafter. In addition, appraisals are also obtained for certain residential mortgage loans on a spot basis based on specific characteristics such as delinquency levels, age of the appraisal and loan-to-value ratios. The appraised value of the collateral may decrease or we may not be able to recover collateral at its appraised value. A significant decline in collateral valuations for collateral dependent loans may require increases in our specific provision for loan losses and an increase in the general valuation allowance. Any such increase would have an adverse effect on our future financial condition and results of operations.
Worsening in the financial condition of critical counterparties may result in higher losses than expected.
     The financial stability of several counterparties is critical for their continued financial performance on covenants that require the repurchase of loans, posting of collateral to reduce our credit exposure or replacement of delinquent loans. Many of these transactions expose us to credit risk in the event of a default by the counterparty. Any such losses could adversely affect our business, financial condition and results of operations.
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
     For the years ended December 31, 2009 and 2010, we recognized a total of $1.7 million and $1.2 million, respectively, in other-than-temporary impairments. To the extent that any portion of the unrealized losses in our investment securities portfolio is determined to be other-than-temporary and, in the case of debt securities, the loss is related to credit factors, we would recognize a charge to earnings in the quarter during which such determination is made and capital ratios could be adversely affected. Even if we do not determine that the unrealized losses associated with this portfolio require an impairment charge, increases in these unrealized losses adversely affect our tangible common equity ratio, which may adversely affect credit rating agency and investor sentiment towards us. This negative perception also may adversely affect our ability to access the capital markets or might increase our cost of capital. Valuation and other-than-temporary impairment determinations will continue to be affected by external market factors including default rates, severity rates and macro-economic factors.
Downgrades in our credit ratings could further increase the cost of borrowing funds.
     Both the Corporation and the Bank suffered credit rating downgrades in 2010. The Corporation’s credit as a long-term issuer is currently rated CCC+ with negative outlook by Standard & Poor’s (“S&P”) and CC by Fitch Ratings Limited (“Fitch”). At the FirstBank subsidiary level, long-term issuer ratings are currently B3 by Moody’s Investor Service (“Moody’s”), six notches below their definition of investment grade; CCC+ with negative outlook by S&P seven notches below their definition of investment grade, and CC by Fitch, eight notches below their definition of investment grade..
     During 2010, the Corporation suffered credit rating downgrades from S&P (from B to CCC+), and Fitch (from B- to CC) rating services. The FirstBank subsidiary also experienced credit rating downgrades in 2010: Moody’s from B1 to B3, S&P from B to CCC+, and Fitch from B to CC. Furthermore, in June 2010 Moody’s placed the Bank on “Credit Watch Negative”. The Corporation does not have any outstanding debt or derivative agreements that would be affected by the recent credit downgrades. Furthermore, given our non-reliance on corporate debt or other instruments directly linked in terms of pricing or volume to credit ratings, the liquidity of the Corporation so far has not been affected in any material way by the downgrades. The Corporation’s ability to access new non-deposit sources of funding, however, could be adversely affected by these credit ratings and any additional downgrades.

     The Corporation’s liquidity is contingent upon its ability to obtain new external sources of funding to finance its operations. The Corporation’s current credit ratings and any further downgrades in credit ratings can hinder the Corporation’s access to external funding and/or cause external funding to be more expensive, which could in turn adversely affect results of operations. Also, changes in credit ratings may further affect the fair value of certain liabilities and unsecured derivatives that consider the Corporation’s own credit risk as part of the valuation.
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
     Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities in which we engage can be intense, and we may not be able to hire people or retain them, particularly in light of uncertainty concerning evolving compensation restrictions applicable to banks but not applicable to other financial services firms. The unexpected loss of services of one or more of our key personnel could adversely affect our business because of the loss of their skills, knowledge of our markets and years of industry experience and, in some cases, because of the difficulty of promptly finding qualified replacement personnel. Similarly, the loss of key employees, either individually or as a group, can adversely affect our customers’ perception of our ability to continue to manage certain types of investment management mandates.
Further increases in the FDIC deposit insurance premium or required reserves may have a significant financial impact on us.
     The FDIC insures deposits at FDIC-insured depository institutions up to certain limits. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund (the “DIF”). Current economic conditions have resulted in higher bank failures and expectations of future bank failures. In the event of a bank failure, the FDIC takes control of a failed bank and ensures payment of deposits up to insured limits (which have recently been increased) using the resources of the DIF. The FDIC is required by law to maintain adequate funding of the DIF, and the FDIC may increase premium assessments to maintain such funding.

     The Dodd-Frank Act signed into law on July 21, 2010 requires the FDIC to increase the DIF’s reserves against future losses, which will necessitate increased deposit insurance premiums that are to be borne primarily by institutions with assets of greater than $10 billion. On October 19, 2010, the FDIC addressed plans to bolster the DIF by increasing the required reserve ratio for the industry to 1.35 percent (ratio of reserves to insured deposits) by September 30, 2020, as required by the Dodd-Frank Act. The FDIC also proposed to raise its industry target ratio of reserves to insured deposits to 2 percent, 65 basis points above the statutory minimum, but the FDIC does not project that goal to be met until 2027.
     On November 9, 2010, the FDIC approved two proposed rules that would amend its current deposit insurance assessment regulations. The first proposed rule would implement a provision in the Dodd-Frank Act that changes the assessment base for deposit insurance premiums from one based on domestic deposits to one based on average consolidated total assets minus average Tier 1 capital. The proposed rule would also change the assessment rate schedules for insured depository institutions so that approximately the same amount of revenue would be collected under the new assessment base as would be collected under the current rate schedule and the schedules previously proposed by the FDIC in October 2010. The second proposed rule would revise the risk-based assessment system for all large insured depository institutions (generally, institutions with at least $10 billion in total assets). Under the proposed rule, the FDIC would use a scorecard method to calculate assessment rates for all such institutions.
     As discussed above, the FDIC has recently adopted a final rule that could significantly impacts the Bank’s insurance assessment. The FDIC may further increase FirstBank’s premiums or impose additional assessments or prepayment requirements in the future. The Dodd-Frank Act has removed the statutory cap for the reserve ratio, leaving the FDIC free to set this cap going forward.
     Although the precise impact of the proposed rules on us is not clear at this time, any future increases in assessments will decrease our earnings and could have a material adverse effect on the value of, or market for, our common stock.

We may not be able to recover all assets pledged to Lehman Brothers Special Financing, Inc.
     Lehman Brothers Special Financing, Inc. (“Lehman”) was the counterparty to First BanCorp on certain interest rate swap agreements. During the third quarter of 2008, Lehman failed to pay the scheduled net cash settlement due to us, which constituted an event of default under those interest rate swap agreements. We terminated all interest rate swaps with Lehman and replaced them with other counterparties under similar terms and conditions. In connection with the unpaid net cash settlement due as of December 31, 2010 under the swap agreements, we have an unsecured counterparty exposure with Lehman, which filed for bankruptcy on October 3, 2008, of approximately $1.4 million. This exposure was reserved in the third quarter of 2008. We had pledged collateral of $63.6 million with Lehman to guarantee our performance under the swap agreements in the event payment thereunder was required.
     The book value of pledged securities with Lehman as of December 31, 2010 amounted to approximately $64.5 million. We believe that the securities pledged as collateral should not be part of the Lehman bankruptcy estate given the facts that the posted collateral constituted a performance guarantee under the swap agreements and was not part of a financing agreement, and that ownership of the securities was never transferred to Lehman. Upon termination of the interest rate swap agreements, Lehman’s obligation was to return the collateral to us. During the fourth quarter of 2009, we discovered that Lehman Brothers, Inc., acting as agent of Lehman, had deposited the securities in a custodial account at JP Morgan Chase, and that, shortly before the filing of the Lehman bankruptcy proceedings, it had provided instructions to have most of the securities transferred to Barclays Capital (“Barclays”) in New York. After Barclays’s refusal to turn over the securities, during December 2009, we filed a lawsuit against Barclays in federal court in New York demanding the return of the securities. During February 2010, Barclays filed a motion with the court requesting that our claim be dismissed on the grounds that the allegations of the complaint are not sufficient to justify the granting of the remedies therein sought. Shortly thereafter, we filed our opposition motion. A hearing on the motions was held in court on April 28, 2010. The court, on that date, after hearing the arguments by both sides, concluded that our equitable-based causes of action, upon which the return of the investment securities is being demanded, contain allegations that sufficiently plead facts warranting the denial of Barclays’ motion to dismiss our claim. Accordingly, the judge ordered the case to proceed to trial.
     Subsequent to the court decision, the district court judge transferred the case to the Lehman bankruptcy court for trial. While we believe we have valid reasons to support our claim for the return of the securities, we may not succeed in our litigation against Barclays to recover all or a substantial portion of the securities. Upon such transfer, the Bankruptcy court began to entertain the pre-trial procedures including discovery of evidence. In this regard, an initial scheduling conference was held before the United States Bankruptcy Court for the Southern District of New York on November 17, 2010, at which time a proposed case management plan was approved. Discovery has commenced pursuant to that case management plan and is currently scheduled for completion by May 15, 2011, but this timing is subject to adjustment.
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
     The resolution of legal actions or regulatory matters, if unfavorable, could have a material adverse effect on our consolidated results of operations for the quarter in which such actions or matters are resolved or a reserve is established.
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
Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements.
     Our financial statements are subject to the application of U.S. Generally Accepted Accounting Principles (“GAAP”), which is periodically revised and expanded. Accordingly, from time to time, we are required to adopt new or revised accounting standards issued by the Financial Accounting Standards Board. Market conditions have prompted accounting standard setters to promulgate new requirements that further interpret or seek to revise accounting pronouncements related to financial instruments, structures or transactions as well as to revise standards to expand disclosures. The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in this Form 10-K. An assessment of proposed standards is not provided as such proposals are subject to change through the exposure process and, therefore, the effects on our financial statements cannot be meaningfully assessed. It is possible that future accounting standards that we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our financial condition and results of operations.
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
     We conducted our annual evaluation of goodwill during the fourth quarter of 2010. This evaluation is a two-step process. The Step 1 evaluation of goodwill allocated to the Florida reporting unit, which is one level below the United States Operations segment, indicated potential impairment of goodwill. The Step 1 fair value for the unit was below the carrying amount of its equity book value as of the October 1, 2010 valuation date, requiring the completion of Step 2. Step 2 required a valuation of all assets and liabilities of the Florida unit, including any recognized and unrecognized intangible assets, to determine the fair value of net assets. To complete Step 2, we subtracted from the unit’s Step 1 fair value the determined fair value of the net assets to arrive at the implied fair value of goodwill. The results of the Step 2 analysis indicated that the implied fair value of goodwill exceeded the goodwill carrying value of $27 million, resulting in no goodwill impairment. If we are required to record a charge to earnings in our consolidated financial statements because an impairment of the goodwill or amortizable intangible assets is determined, our results of operations could be adversely affected.
Our ability to use net operating loss carryforwards to reduce future tax payments may be limited or restricted.
     We have generated significant net operating losses (“NOLs”) as a result of our recent losses. We generally are able to carry NOLs forward to reduce taxable income for the subsequent 7 years (10 years with respect to losses incurred during taxable years 2005 through 2012).
     The provisions of the 2010 Code limits the use of carryforward losses in the case of a change in control. At this time we cannot determine whether our planned capital raise and issuance of common stock in exchange for the Series G Preferred Stock will constitute a change in control. Accordingly, we cannot ensure that our ability to use NOLs to offset income will not be limited in the future.
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
     Given that almost all of our business is in Puerto Rico and the United States and given the degree of interrelation between Puerto Rico’s economy and that of the United States, we are exposed to downturns in the U.S. economy. Dramatic declines in the U.S. housing market over the past few years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial banks and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital from private and government entities, to merge with larger and stronger financial institutions and, in some cases, fail.
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
•	Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite the loans become less predictive of future behaviors.

•	The models used to estimate losses inherent in the credit exposure require difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of the borrowers to repay their loans, which may no longer be capable of accurate estimation and which may, in turn, impact the reliability of the models.

•	Our ability to borrow from other financial institutions or to engage in sales of mortgage loans to third parties (including mortgage loan securitization transactions with government-sponsored entities and repurchase agreements) on favorable terms, or at all, could be adversely affected by further disruptions in the capital markets or other events, including deteriorating investor expectations.

•	Competitive dynamics in the industry could change as a result of consolidation of financial services companies in connection with current market conditions.

•	We may be unable to comply with the Agreements, which could result in further regulatory enforcement actions.

•	We expect to face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•	We may be required to pay significantly higher FDIC premiums in the future because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

•	There may be downward pressure on our stock price.
If current levels of market disruption and volatility continue or worsen, our ability to access capital and our business, financial condition and results of operations may be materially and adversely affected.
Continuation of the economic slowdown and decline in the real estate market in the U.S. mainland and in Puerto Rico could continue to harm our results of operations.
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

     The actual rates of delinquencies, foreclosures and losses on loans have been higher during the recent economic slowdown. Rising unemployment, higher interest rates and declines in housing prices have had a negative effect on the ability of borrowers to repay their mortgage loans. Any sustained period of increased delinquencies, foreclosures or losses could continue to harm our ability to sell loans, the prices we receive for loans, the values of mortgage loans held for sale or residual interests in securitizations, which could continue to harm our financial condition and results of operations. In addition, any additional material decline in real estate values would further weaken the collateral loan-to-value ratios and increase the possibility of loss if a borrower defaults. In such event, we will be subject to the risk of loss on such real estate arising from borrower defaults to the extent not covered by third-party credit enhancement.
Our business concentration in Puerto Rico imposes risks.
     We conduct our operations in a geographically concentrated area, as our main market is Puerto Rico. This imposes risks from lack of diversification in the geographical portfolio. Our financial condition and results of operations are highly dependent on the economic conditions of Puerto Rico, where adverse political or economic developments, among other things, could affect the volume of loan originations, increase the level of non-performing assets, increase the rate of foreclosure losses on loans, and reduce the value of our loans and loan servicing portfolio.
Our credit quality may be adversely affected by Puerto Rico’s current economic condition.
     A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico and Puerto Rico’s economy continues to deteriorate. Since March 2006, a number of key economic indicators have shown that the economy of Puerto Rico has been in recession.
     Construction has remained weak since 2009 as Puerto Rico’s fiscal situation and decreasing public investment in construction projects affected the sector. For the ten-month period ended October 31, 2010, cement sales, which is an indicator of construction activity, were 22.7% lower than the same period in 2009.
     On March 12, 2010, the Puerto Rico Planning Board announced the release of Puerto Rico’s macroeconomic data for the fiscal year ended on June 30, 2009 (“Fiscal Year 2009”) and projections for the fiscal year ending on June 30, 2010 (“Fiscal Year 2010”) and for the fiscal year ending on June 30, 2011 (“Fiscal Year 2011”). Fiscal Year 2009 showed a reduction in the real gross national product (the “GNP”) of 3.7%, while the projections suggested with respect to the GNP a reduction of 3.6% for Fiscal Year 2010 and an increase of 0.4% for Fiscal Year 2011. The Government Development Bank for Puerto Rico Economic Activity Index, which is a coincident index consisting of four major monthly economic indicators, namely total payroll employment, total electric power consumption, cement sales and gas consumption, and which monitors the actual trend of Puerto Rico’s economy, reflected a decrease of 4.67% in the rate of contraction of Puerto Rico’s economy in the first quarter of Fiscal Year 2011 as compared to a decrease of 5.48% in the rate of contraction in the first quarter of Fiscal Year 2010.
     The Commonwealth of Puerto Rico government is currently addressing a fiscal deficit which in its initial stages was estimated at approximately $3.2 billion or over 30% of its annual budget. It is implementing a multi-year budget plan for reducing the deficit, as its access to the municipal bond market and its credit ratings depend, in part, on achieving a balanced budget. Some of the measures implemented by the government include reducing expenses, including public-sector employment through employee layoffs. Since the government is an important source of employment in Puerto Rico, these measures could have the effect of intensifying the current recessionary cycle. The Puerto Rico Labor Department reported an unemployment rate of 14.7% for December 2010, down from 15.4% in November, but slightly higher than 14.3% in December 2009. The economy of Puerto Rico is very sensitive to the price of oil in the global market. Puerto Rico does not have significant mass transit available to the public and most of its electricity is powered by oil, making it highly sensitive to fluctuations in oil prices. A substantial increase in its price could impact adversely the economy by reducing disposable income and increasing the operating costs of most businesses and government. Consumer spending is particularly sensitive to wide fluctuations in oil prices.
     This decline in Puerto Rico’s economy has resulted in, among other things, a downturn in our loan originations, an increase in the level of our non-performing assets, loan loss provisions and charge-offs, particularly in our construction and commercial loan portfolios, an increase in the rate of foreclosure loss on mortgage loans, and a reduction in the value of our loans and loan servicing portfolio, all of which have adversely affected our profitability. If the decline in economic activity continues, there could be further adverse effects on our profitability.
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
     These programs have subjected financial institutions, particularly those participating in TARP, to additional restrictions, oversight and costs. In addition, new proposals for legislation are periodically introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures, and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied.
     In recent years, regulatory oversight and enforcement have increased substantially, imposing additional costs and increasing the potential risks associated with our operations. If these regulatory trends continue, they could adversely affect our business and, in turn, our consolidated results of operations.

Financial services legislation and regulatory reforms may, if adopted, have a significant impact on our business and results of operations and on our credit ratings.
     We face increased regulation and regulatory scrutiny as a result of our participation in the TARP. On July 20, 2010, we issued Series G Preferred Stock to the U.S. Treasury in exchange for the shares of Series F Preferred Stock plus accrued and unpaid dividends pursuant to an exchange agreement with the U.S. Treasury dated as of July 7, 2010, as amended. We also issued to the U.S. Treasury an amended and restated warrant to replace the original warrant that we issued to the U.S. Treasury in January 2009 under the TARP. Pursuant to the terms of this issuance, we are prohibited from increasing the dividend rate on our common stock in an amount exceeding the last quarterly cash dividend paid per share, or the amount publicly announced (if lower), of common stock prior to October 14, 2008, which was $1.05 per share, without approval.
     On July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes, and the regulations to be developed thereunder will include, provisions affecting large and small financial institutions alike, including several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.
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
     The U.S. Congress has also adopted additional consumer protection laws such as the Credit Card Accountability Responsibility and Disclosure Act of 2009, and the Federal Reserve has adopted numerous new regulations addressing banks’ credit card, overdraft and mortgage lending practices. Additional consumer protection legislation and regulatory activity is anticipated in the near future.
     Internationally, both the Basel Committee on Banking Supervision and the Financial Stability Board (established in April 2009 by the Group of Twenty (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation and transparency) have committed to raise capital standards and liquidity buffers within the banking system (“Basel III”). On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with implementation by January 2019. The U.S. federal banking agencies generally support Basel III. The G-20 endorsed Basel III on November 12, 2010. Such proposals and legislation, if finally adopted, would change banking laws and our operating environment and that of our subsidiaries in substantial and unpredictable ways. We cannot determine whether such proposals and legislation will be adopted, or the ultimate effect that such proposals and legislation, if enacted, or regulations issued to implement the same, would have upon our financial condition or results of operations.
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

RISKS RELATING TO AN INVESTMENT IN THE CORPORATION’S SECURITIES
Issuances of common stock to the U.S. Treasury and Bank of Nova Scotia (“BNS”) would dilute holders of our common stock, including purchasers of our common stock in the current offering.
     The issuance of at least $350 million of common stock in the current offering would satisfy the remaining substantive condition to our ability to compel the U.S. Treasury to convert the Series G Preferred Stock into approximately 29.2 million shares of common stock. The amended certificate of designation of the Series G preferred stock provides that such capital raise be completed within a nine-month period from the issuance of the Series G preferred stock, which becomes due April 7, 2011. On April 11, 2011, the Corporation and the U.S. treasury agreed to extend the conversion right to October 7, 2011. This condition was recently revised pursuant to the First Amendment to the exchange agreement between us and the U.S. Treasury. The number of shares we issue upon conversion will increase if we sell shares of common stock at a price below 90% of the market price per share of common stock on the trading day immediately preceding the pricing date of the offering. In addition, the issuance of shares of common stock under the pending registration statement or otherwise and upon the conversion of the Series G Preferred Stock will enable BNS, pursuant to its anti-dilution rights in the stockholder agreement we entered into with BNS at the time of its acquisition of shares of our common stock in 2007 of approximately 10% of our then outstanding common stock (the “Stockholder Agreement”), to acquire additional shares of common stock so that it can maintain the same percentage of ownership in our common stock of approximately 10% that it owned prior to the completion of the exchange of shares of common stock for outstanding shares of Series A through E Preferred Stock. On November 18, 2010, we received an executed amendment to the Stockholder Agreement from BNS that provides BNS the right to decide whether to exercise its anti-dilution rights after we give aggregate notice of our issuance of shares of common stock to the participants in the Series A through E Preferred Stock exchange, and/or in an offering for $350 million shares of common stock and/or to the U.S. Treasury upon the conversion of the Series G Preferred Stock. Finally, the U.S. Treasury has an amended and restated warrant to purchase 389,483 shares of our common stock at an exercise price of $10.878 per share, which is subject to adjustment as discussed below. This warrant, which replaced a warrant exercisable at a price of $154.05 per share that the U.S. Treasury acquired when it acquired the Series F Preferred Stock, was restated at the time we issued the Series G Preferred Stock in exchange for the Series F Preferred Stock. Like the original warrant, the amended and restated warrant has an anti-dilution right that requires an adjustment to the exercise price for, and the number of shares underlying, the warrant. This adjustment is necessary under various circumstances including if we issue shares of common stock for consideration per share that is lower than the initial conversion price of the Series G Preferred Stock, or $10.878, in an offering for $350 million of shares.
     The issuance of shares of common stock to the U.S. Treasury and to BNS would affect our current stockholders in a number of ways, including by:
•	diluting the voting power of the current holders of common stock; and

•	diluting the earnings per share and book value per share of the outstanding shares of common stock.
     Finally, the additional issuances of shares of common stock may adversely impact the market price of our common stock.
Issuance of additional equity securities in the public markets and other capital management or business strategies that we may pursue could depress the market price of our common stock and result in the dilution of our common stockholders, including purchasers of our common stock in the current offering.
     Generally, we are not restricted from issuing additional equity securities, including our common stock. We may choose or be required in the future to identify, consider and pursue additional capital management strategies to bolster our capital position. We may issue equity securities (including convertible securities, preferred securities, and options and warrants on our common or preferred stock) in the future for a number of reasons, including to finance our operations and business strategy, to adjust our leverage ratio, to address regulatory capital concerns, to restructure currently outstanding debt or equity securities or to satisfy our obligations upon the exercise of outstanding options or warrants. Future issuances of our equity securities, including common stock, in any transaction that we may pursue may dilute the interests of our existing common stockholders, including purchasers of our common stock in any equity offering, and cause the market price of our common stock to decline.

The market price of our common stock may be subject to significant fluctuations and volatility.
     The stock markets have recently experienced high levels of volatility. These market fluctuations have adversely affected, and may continue to adversely affect, the trading price of our common stock. In addition, the market price of our common stock has been subject to significant fluctuations and volatility because of factors specifically related to our businesses and may continue to fluctuate or further decline. Factors that could cause fluctuations, volatility or a decline in the market price of our common stock, many of which could be beyond our control, include the following:
•	our ability to comply with the Agreements;

•	any additional regulatory actions against us;

•	our ability to complete an equity offering, the conversion into common stock of the Series G Preferred Stock or any other issuances of common stock;

•	changes or perceived changes in the condition, operations, results or prospects of our businesses and market assessments of these changes or perceived changes;

•	announcements of strategic developments, acquisitions and other material events by us or our competitors, including any future failures of banks in Puerto Rico;

•	our announcement of the sale of common stock at a particular price per share;

•	changes in governmental regulations or proposals, or new governmental regulations or proposals, affecting us, including those relating to the current financial crisis and global economic downturn and those that may be specifically directed to us;

•	the continued decline, failure to stabilize or lack of improvement in general market and economic conditions in our principal markets;

•	the departure of key personnel;

•	changes in the credit, mortgage and real estate markets;

•	operating results that vary from the expectations of management, securities analysts and investors;

•	operating and stock price performance of companies that investors deem comparable to us;

•	market assessments as to whether and when an equity offering and the sale of newly issued shares to BNS will be completed; and

•	the public perception of the banking industry and its safety and soundness.
          In addition, the stock market in general, and the NYSE and the market for commercial banks and other financial services companies in particular, have experienced significant price and volume fluctuations that sometimes have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.
Our suspension of dividends may have adversely affected and may further adversely affect our stock price and could result in the expansion of our board of directors.
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

     This suspension may have adversely affected and may continue to adversely affect our stock price. Further, because dividends on our Series A through Series E Preferred Stock were not paid before January 31, 2011 (18 monthly dividend periods after we suspended dividend payments in August 2009), the holders of that preferred stock have the right to appoint two additional members to our board of directors until all accrued and unpaid dividends for all past dividend periods have been declared and paid in full. Any member of the Board of Directors appointed by the preferred stockholders is required to vacate its office if the Corporation returns to payment of dividends in full for twelve consecutive monthly dividend periods.
If we do not raise gross proceeds of at least $350 million in one or more equity offerings, we would not be able to fulfill the remaining substantive condition required for us to compel the conversion of the Series G Preferred Stock into common stock, which may adversely affect investor interest in us and will require us to continue to accrue dividends payable on the Series G Preferred Stock.
     If we are unable to sell a number of shares that results in gross proceeds to us of at least $350 million, we would not be able to fulfill the remaining substantive condition required for us to compel the conversion of the shares of Series G Preferred Stock that the U.S. Treasury now owns. That inability would mean that our ratios of Tier 1 common equity to risk-weighted assets and tangible common equity to tangible assets, which are ratios that investors are likely to consider in making investment decisions, would not benefit from the increase in outstanding common equity resulting from the conversion. In addition, our inability to convert the Series G Preferred Stock would mean that we would continue to need to accrue dividends on the Series G Preferred Stock, which are 5% per year until January 16, 2014 (or $21.2 million per year on an aggregate basis), and 9% per year thereafter (or $38.2 million per year on an aggregate basis) until the Series G Preferred Stock automatically converts into common stock on July 7, 2017, if it is still outstanding at that time.
RISKS RELATED TO THE RIGHTS OF HOLDERS OF OUR COMMON STOCK COMPARED TO THE RIGHTS OF HOLDERS OF OUR DEBT OBLIGATIONS AND SHARES OF PREFERRED STOCK
The holders of our debt obligations, the shares of Preferred Stock still outstanding and the Series G Preferred Stock will have priority over our common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of dividends.
     In any liquidation, dissolution or winding up of First BanCorp, our common stock would rank below all debt claims against us and claims of all of our outstanding shares of preferred stock, including the shares of Series A through E Preferred Stock that were not exchanged for common stock in the exchange offer, which has a liquidation preference of approximately $63 million, and the Series G Preferred Stock, which has a liquidation preference of approximately $424.2 million, if we cannot compel the conversion of the Series G Preferred Stock into common stock.
     As a result, holders of our common stock will not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding up of First BanCorp until after all our obligations to our debt holders have been satisfied and holders of senior equity securities and trust preferred securities have received any payment or distribution due to them.
     In addition, we are required to pay dividends on our preferred stock before we pay any dividends on our common stock. Holders of our common stock will not be entitled to receive payment of any dividends on their shares of our common stock unless and until we obtain the Federal Reserve’s approval to resume payments of dividends on the shares of outstanding preferred stock.
Dividends on our common stock have been suspended and you may not receive funds in connection with your investment in our common stock without selling your shares of our common stock.
     The Written Agreement that we entered into with the Federal Reserve prohibits us from paying any dividends or making any distributions without the prior approval of the Federal Reserve. Holders of our common stock are only entitled to receive dividends as our board of directors may declare them out of funds legally available for payment of such dividends. We have suspended dividend payments on our common stock since August 2009. Furthermore, so long as any shares of preferred stock remain outstanding and until we obtain the Federal Reserve’s approval, we cannot declare, set apart or pay any dividends on shares of our common stock (i) unless any accrued and unpaid dividends on our preferred stock for the twelve monthly dividend periods ending on the immediately preceding dividend payment date have been paid or are paid contemporaneously and the full monthly dividend on our preferred stock for the then current month has been or is contemporaneously declared and paid or declared and set apart for payment and, (ii) with respect to our Series G Preferred Stock, unless all accrued and unpaid dividends for all past dividend periods, including the latest completed dividend period, on all outstanding shares have been declared and paid in full. Prior to January 16, 2012, unless we have redeemed or converted all of the shares of Series G Preferred Stock or the U.S. Treasury has transferred all of the Series G Preferred Stock to third parties, the consent of the U.S. Treasury will be required for us to, among other things, increase the dividend rate per share of common stock above $1.05 or repurchase or redeem equity securities, including our common stock, subject to certain limited exceptions. This could adversely affect the market price of our common stock.
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
     In addition, the terms of our outstanding junior subordinated debt securities held by trusts that issue trust preferred securities prohibit us from declaring or paying any dividends or distributions on our capital stock, including our common stock and preferred stock, or purchasing, acquiring, or making a liquidation payment on such stock, if we have given notice of our election to defer interest payments but the related deferral period has not yet commenced or a deferral period is continuing. We elected to defer the interest payments that would have been due in September, December 2010 and March 2011 and may make similar elections with respect to future quarterly interest payments.
Offerings of debt, which would be senior to our common stock upon liquidation, or preferred equity securities, which would likely be senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of our common stock.
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
Item 1B. Unresolved Staff Comments
          None.
Item 2. Properties
          As of December 31, 2010, First BanCorp owned the following three main offices located in Puerto Rico:

-	Headquarters — Located at First Federal Building, 1519 Ponce de León Avenue, Santurce, Puerto Rico, a 16 story office building. Approximately 60% of the building, an underground three level parking garage and an adjacent parking lot are owned by the Corporation.

-	Service Center — a new building located on 1130 Muñoz Rivera Avenue, Hato Rey, Puerto Rico. These facilities accommodate branch operations, data processing and administrative and certain headquarter offices. FirstBank inaugurated the new Service Center during 2010. The new building houses 180,000 square feet of modern facilities and over 1,000 employees from operations, FirstMortgage and FirstBank Insurance Agency headquarters and customer service. In addition, it has parking for 750 vehicles and 9 training rooms, including a school for Tellers and a computer room for interactive trainings, as well as a spacious cafeteria for employees and customers.

-	Consumer Lending Center — A three-story building with a three-level parking garage located at 876 Muñoz Rivera Avenue, Hato Rey, Puerto Rico. These facilities are fully occupied by the Corporation.
          The Corporation owned 24 branch and office premises and auto lots and leased 108 branch premises, loan and office centers and other facilities. In certain situations, financial services such as mortgage, insurance businesses and commercial banking services are located in the same building. All of these premises are located in Puerto Rico, Florida and in the U.S. and British Virgin Islands. Management believes that the Corporation’s properties are well maintained and are suitable for the Corporation’s business as presently conducted.
Item 3. Legal Proceedings
          The Corporation and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. In the opinion of the Corporation’s management, the pending and threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition or results of operations of the Corporation.
Item 4. Reserved

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
          Information about Market and Holders
          The Corporation’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol FBP. On December 31, 2010, there were 536 holders of record of the Corporation’s common stock.
          The following table sets forth, for the calendar quarters indicated, the high and low closing sales prices and the cash dividends declared on the Corporation’s common stock during such periods.

				Dividends
Quarter Ended	High	Low	Last	per Share
2010:
December	$7.18	$3.60	$6.90	$—
September	9.74	4.20	4.20	—
June	55.35	7.95	7.95	—
March	42.60	28.35	36.15	—

2009:
December	$43.20	$22.65	$34.50	$—
September	63.00	45.15	45.75	—
June	113.25	59.25	59.25	1.05
March	165.75	54.45	63.90	1.05

2008:
December	$182.55	$118.65	$167.10	$1.05
September	180.00	90.75	165.90	1.05
June	168.00	95.10	95.10	1.05
March	164.55	113.40	152.40	1.05
          First BanCorp has five outstanding series of non convertible preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A (liquidation preference $25 per share); 8.35% non-cumulative perpetual monthly income preferred stock, Series B (liquidation preference $25 per share); 7.40% non-cumulative perpetual monthly income preferred stock, Series C (liquidation preference $25 per share); 7.25% non-cumulative perpetual monthly income preferred stock, Series D (liquidation preference $25 per share,); and 7.00% non-cumulative perpetual monthly income preferred stock, Series E (liquidation preference $25 per share) (collectively the “Series A through E Preferred Stock”), which trade on the NYSE. First BanCorp also has one outstanding series of convertible preferred stock, the fixed rate cumulative mandatorily convertible preferred stock, Series G (the “Series G Preferred Stock”)
          The Series A through E Preferred Stock and G Preferred Stock rank on parity with respect to dividend rights and rights upon liquidation, winding up or dissolution. Holders of each series of preferred stock are entitled to receive cash dividends, when, as and if declared by the board of directors of First BanCorp out of funds legally available for dividends. The exchange agreement relating to our issuance of the Series G Preferred Stock contains limitations on the payment of dividends on common stock, including limiting regular quarterly cash dividends to an amount not exceeding the last quarterly cash dividend paid per share, or the amount publicly announced (if lower), of common stock prior to October 14, 2008, which is $1.05 per share.

     The terms of the Corporation’s Series A through E Preferred Stock and Series G Preferred Stock do not permit the Corporation to declare, set apart or pay any dividend or make any other distribution of assets on, or redeem, purchase, set apart or otherwise acquire shares of common stock or of any other class of stock of First BanCorp ranking junior to the preferred stock, unless all accrued and unpaid dividends on the preferred stock and any parity stock for the twelve monthly dividend periods ending on the immediately preceding dividend payment date shall have been paid or are paid contemporaneously; the full monthly dividend on the preferred stock and any parity stock for the then current month has been or is contemporaneously declared and paid or declared and set apart for payment; and the Corporation has not defaulted in the payment of the redemption price of any shares of the preferred stock and any parity stock called for redemption. If the Corporation is unable to pay in full the dividends on the preferred stock and on any other shares of stock of equal rank as to the payment of dividends, all dividends declared upon the preferred stock and any such other shares of stock will be declared pro rata.
     The Corporation may not issue shares ranking, as to dividend rights or rights on liquidation, winding up and dissolution, senior to the Series A through E Preferred Stock and Series G Preferred Stock, except with the consent of the holders of at least two-thirds of the outstanding aggregate liquidation preference of such preferred stock.
     Dividends
     The Corporation has a policy of paying quarterly cash dividends on its outstanding shares of common stock subject to its earnings and financial condition. On July 30, 2009, after reporting a net loss for the quarter ended June 30, 2009, the Corporation announced that the Board of Directors resolved to suspend the payment of the common and preferred dividends (including the Series F Preferred Stock dividends), effective with the preferred dividend for the month of August 2009. During 2009, the Corporation declared a cash dividend of $1.05 per share for the first two quarters of the year. During 2008, the Corporation declared a cash dividend of $1.05 per share for each quarter of the year. The Corporation’s ability to pay future dividends will necessarily depend upon its earnings and financial condition. See the discussion under “Dividend Restrictions” under Item 1 for additional information concerning restrictions on the payment of dividends that apply to the Corporation and FirstBank.
     First BanCorp did not purchase any of its equity securities during 2010 or 2009.
     The Puerto Rico Internal Revenue Code requires the withholding of income tax from dividend income to be received by resident U.S. citizens, special partnerships, trusts and estates and non-resident U.S. citizens, custodians, partnerships, and corporations from sources within Puerto Rico.
     Resident U.S. Citizens
     A special tax of 10% is imposed on eligible dividends paid to individuals, special partnerships, trusts, and estates which is required to be withheld at source by the payor of the dividend unless the taxpayer specifically elects otherwise. However, the taxpayer can elect to include in gross income the eligible distributions received and take a credit for the amount of tax withheld.
     Nonresident U.S. Citizens
     Nonresident U.S. citizens have the right to certain exemptions when a Withholding Tax Exemption Certificate (Form 2732) is properly completed and filed with the Corporation. The Corporation, as withholding agent, is authorized to withhold the 10% tax on dividends only from the excess of the income paid over the applicable tax-exempt amount.
     U.S. Corporations and Partnerships
     Corporations and partnerships not organized under Puerto Rico laws that are not engaged in trade or business in Puerto Rico during the taxable year in which the dividend is paid are subject to the 10% dividend tax withholding. Corporations or partnerships not organized under the laws of Puerto Rico that are engaged in trade or business in

Puerto Rico are not subject to the 10% withholding, but they must declare the dividend as gross income on their Puerto Rico income tax return and may claim a deduction equal to 85% of the dividend (not to exceed 85% of such Corporation’s net income for the year).
          Securities authorized for issuance under equity compensation plans
          The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of December 31, 2010:

Number of Securities
			Weighted-Average	Remaining Available for
	Number of Securities		Exercise Price of	Future Issuance Under
	to be Issued Upon		Outstanding	Equity Compensation
	Exercise of Outstanding		Options, warrants	Plans (Excluding Securities
	Options		and rights	Reflected in Column (A))
Plan category	(A)		(B)	(C)

Equity compensation plans approved by stockholders	131,532	(1)	$202.91	251,189	(2)
Equity compensation plans not approved by stockholders	N/A		N/A	N/A

Total	131,532		$202.91	251,189

(1)	Stock options granted under the 1997 stock option plan which expired on January 21, 2007. All outstanding awards under the stock option plan continue in full forth and effect, subject to their original terms, and the shares of common stock underlying the options are subject to adjustments for stock splits, reorganization and other similar events.

(2)	Securities available for future issuance under the First BanCorp 2008 Omnibus Incentive Plan (the “Omnibus Plan”) approved by stockholders on April 29, 2008. The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards. This plan allows the issuance of up to 253,333 shares of common stock, subject to adjustments for stock splits, reorganization and other similar events.

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
          The graph below compares the cumulative total stockholder return of First BanCorp during the measurement period with the cumulative total return, assuming reinvestment of dividends, of the S&P 500 Index and the S&P Supercom Banks Index (the “Peer Group”). The Performance Graph assumes that $100 was invested on December 31, 2005 in each of First BanCorp’ common stock, the S&P 500 Index and the Peer Group. The comparisons in this table are set forth in response to SEC disclosure requirements, and are therefore not intended to forecast or be indicative of future performance of First BanCorp’s common stock.
     The cumulative total stockholder return was obtained by dividing (i) the cumulative amount of dividends per share, assuming dividend reinvestment since the measurement point, December 31, 2005, plus (ii) the change in the per share price since the measurement date, by the share price at the measurement date.

ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth certain selected consolidated financial data for each of the five years in the period ended December 31, 2010. This information should be read in conjunction with the audited consolidated financial statements and the related notes thereto.
SELECTED FINANCIAL DATA

	Year Ended December 31,
	2010	2009	2008	2007	2006
Condensed Income Statements:
Total interest income	$832,686	$996,574	$1,126,897	$1,189,247	$1,288,813
Total interest expense	371,011	477,532	599,016	738,231	845,119
Net interest income	461,675	519,042	527,881	451,016	443,694
Provision for loan and lease losses	634,587	579,858	190,948	120,610	74,991
Non-interest income	117,903	142,264	74,643	67,156	31,336
Non-interest expenses	366,158	352,101	333,371	307,843	287,963
(Loss) income before income taxes	(421,167)	(270,653)	78,205	89,719	112,076
Income tax (expense) benefit	(103,141)	(4,534)	31,732	(21,583)	(27,442)
Net (loss) income	(524,308)	(275,187)	109,937	68,136	84,634
Net (loss) income attributable to common stockholders	(122,045)	(322,075)	69,661	27,860	44,358

Per Common Share Results (1):
Net (loss) income per common share basic	$(10.79)	$(52.22)	$11.30	$4.83	$8.03
Net (loss) income per common share diluted	$(10.79)	$(52.22)	$11.28	$4.81	$8.00
Cash dividends declared	$—	$2.10	$4.20	$4.20	$4.20
Average shares outstanding	11,310	6,167	6,167	5,770	5,522
Average shares outstanding diluted	11,310	6,167	6,176	5,791	5,543
Book value per common share	$29.71	$108.70	$161.76	$141.32	$122.42
Tangible book value per common share (2)	$27.73	$101.45	$153.32	$133.05	$112.53

Balance Sheet Data:
Total loans, including loans held for sale	$11,956,202	$13,949,226	$13,088,292	$11,799,746	$11,263,980
Allowance for loan and lease losses	553,025	528,120	281,526	190,168	158,296
Money market and investment securities	3,369,332	4,866,617	5,709,154	4,811,413	5,544,183
Intangible Assets	42,141	44,698	52,083	51,034	54,908
Deferred tax asset, net	9,269	109,197	128,039	90,130	162,096
Total assets	15,593,077	19,628,448	19,491,268	17,186,931	17,390,256
Deposits	12,059,110	12,669,047	13,057,430	11,034,521	11,004,287
Borrowings	2,311,848	5,214,147	4,736,670	4,460,006	4,662,271
Total preferred equity	425,009	928,508	550,100	550,100	550,100
Total common equity	615,232	644,062	940,628	896,810	709,620
Accumulated other comprehensive income (loss), net of tax	17,718	26,493	57,389	(25,264)	(30,167)
Total equity	1,057,959	1,599,063	1,548,117	1,421,646	1,229,553

Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	(2.93)	(1.39)	0.59	0.40	0.44
Return on Average Total Equity	(36.23)	(14.84)	7.67	5.14	7.06
Return on Average Common Equity	(80.07)	(34.07)	7.89	3.59	6.85
Average Total Equity to Average Total Assets	8.10	9.36	7.74	7.70	6.25
Interest Rate Spread (3)	2.48	2.62	2.83	2.29	2.35
Interest Rate Margin(3)	2.77	2.93	3.20	2.83	2.84
Tangible common equity ratio (2)	3.80	3.20	4.87	4.79	3.60
Dividend payout ratio	—	(4.03)	37.19	88.32	52.50
Efficiency ratio(4)	63.18	53.24	55.33	59.41	60.62

Asset Quality:
Allowance for loan and lease losses to loans held for investment	4.74	3.79	2.15	1.61	1.41
Net charge-offs to average loans	4.76	2.48	0.87	0.79	0.55
Provision for loan and lease losses to net charge-offs	1.04x	1.74x	1.76x	1.36x	1.16x
Non-performing assets to total assets	10.02	8.71	3.27	2.56	1.54
Non-performing loans held for investment to total loans held for investment	10.63	11.23	4.49	3.50	2.24
Allowance to total non-performing loans held for investment	44.64	33.77	47.95	46.04	62.79
Allowance to total non-performing loans held for investment, excluding residential real estate loans	65.30	47.06	90.16	93.23	115.33

Other Information:
Common Stock Price: End of period	$6.90	$34.50	$167.10	$109.35	$142.95

(1)	All share and per share amounts of common shares have been adjusted to retroactively reflect the 1-for-15 reverse stock split effected January 7, 2011

(2)	Non-gaap measures. Refer to “Capital” discussion below for additional information of the components and reconciliation of these measures.

(3)	On a tax equivalent basis (see “Net Interest Income” discussion below for reconciliation of these non-GAAP measures).

(4)	Non-interest expenses to the sum of net interest income and non-interest income. The denominator includes non-recurring income and changes in the fair value of derivative instruments and financial instruments measured at fair value.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the accompanying consolidated audited financial statements of First BanCorp and should be read in conjunction with such financial statements, including the notes thereto. First BanCorp, incorporated under the laws of the Commonwealth of Puerto Rico, is sometimes referred in this Annual Report on Form 10-K as “the Corporation,” “we,” or “our.”
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
     As described in Item 8, Note 21, Regulatory Matters, FirstBank is currently operating under a Consent Order ( the “Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and First BanCorp has entered into a Written Agreement (the “Written Agreement” and collectively with the Order the “Agreements”) with the Board of Governors of the Federal Reserve System (the “FED” or “Federal Reserve”).
     As discussed in Item 8, Note 1 to the Consolidated Financial Statements, the Corporation has assessed its ability to continue as a going concern and has concluded that, based on current and expected liquidity needs and sources, management expects the Corporation to be able to meet its obligations for a reasonable period of time. If unanticipated market factors emerge, or if the Corporation is unable to raise additional capital or complete identified capital preservation initiatives, successfully execute its strategic operating plans, issue a sufficient amount of brokered deposits or comply with the Order, its banking regulators could take further action, which could include actions that may have a material adverse effect on the Corporation’s business, results of operations and financial position, including, the appointment of a conservator or receiver. Also see “Liquidity Risk and Capital Adequacy.”
OVERVIEW OF RESULTS OF OPERATIONS
     First BanCorp’s results of operations generally depend primarily upon its net interest income, which is the difference between the interest income earned on its interest-earning assets, including investment securities and loans, and the interest expense incurred on its interest-bearing liabilities, including deposits and borrowings. Net interest income is affected by various factors, including: the interest rate scenario; the volumes, mix and composition of interest-earning assets and interest-bearing liabilities; and the re-pricing characteristics of these assets and liabilities. The Corporation’s results of operations also depend on the provision for loan and lease losses, which significantly affected the results for the past two years, non-interest expenses (such as personnel, occupancy, deposit insurance premiums and other costs), non-interest income (mainly service charges and fees on loans and deposits and insurance income), gains (losses) on sales of investments, gains (losses) on mortgage banking activities, and income taxes.
     Net loss for the year ended December 31, 2010 amounted to $524.3 million compared to a net loss of $275.2 million for 2009 and net income of $109.9 million for 2008.
     The Corporation’s financial results for 2010, as compared to 2009, were principally impacted by: (i) a higher income tax expense driven by an incremental $93.7 million non-cash charge to the valuation allowance of the Bank’s deferred tax asset, (ii) a decrease of $57.4 million in net interest income mainly resulting from the Corporation’s deleveraging strategies and from higher than historical levels of liquidity maintained in the balance sheet due to the challenging economic environment that was prevalent during 2010, (iii) an increase of $54.7 million in the provision for loan and lease losses, mainly due to a $102.9 million charge recorded in 2010 associated with the transfer of $447 million of loans held for investment to held for sale, (iv) a decrease of $24.4 million in non-interest income driven by a reduction of $30.1 million in gains on sale of investments, aside from a $0.3 million nominal loss on a transaction in which the Corporation sold $1.2 billion of mortgage-backed securities (“MBS”) that was matched with the early extinguishment of $1.0 billion of repurchase agreements, and (v) an increase of $14.1 million in non-interest expenses driven by increases in the FDIC deposit insurance premium, higher losses on real estate owned (REO) operations due to write-downs to the value of repossessed properties and higher costs associated with a larger inventory of REO, and higher professional service fees mainly associated with collection and foreclosure procedures.
     The following table summarizes the effect of the aforementioned factors and other factors that significantly impacted financial results in previous years on net (loss) income attributable to common stockholders and (loss) earnings per common share for the last three years:

	Year Ended December 31,
	2010		2009		2008
	Dollars	Per Share	Dollars	Per Share	Dollars	Per Share
	(In thousands, except for per common share amounts)
Net (loss) income attributable to common stockholders for prior year	$(322,075)	$(52.22)	$69,661	$11.28	$27,860	$4.81
Increase (decrease) from changes in:
Net interest income	(57,367)	(9.30)	(8,839)	(1.43)	76,865	13.27
Provision for loan and lease losses	(54,729)	(8.87)	(388,910)	(62.97)	(70,338)	(12.15)
Net gain on investments and impairments	(29,598)	(4.80)	63,953	10.36	23,919	4.13
Net nominal loss on transaction involving the sale of investment securities matched with the cancellation of repurchase agreements prior to maturity	(291)	(0.05)	—	—	—	—
Gain (loss) on partial extinguishment and recharacterization of secured commercial loans to local financial institutions	—	—	—	—	(2,497)	(0.43)
Gain on sale of credit card portfolio	—	—	—	—	(2,819)	(0.49)
Insurance reimbursement and other agreements related to a contingency settlement	—	—	—	—	(15,075)	(2.60)
Other non-interest income	5,528	0.90	3,668	0.59	3,959	0.68
Employees’ compensation and benefits	11,608	1.88	9,119	1.48	(1,490)	(0.26)
Professional fees	(6,070)	(0.98)	592	0.10	4,942	0.85
Deposit insurance premium	(19,710)	(3.20)	(30,471)	(4.94)	(3,424)	(0.59)
Net loss on REO operations	(8,310)	(1.35)	(490)	(0.08)	(18,973)	(3.28)
Core deposit intangible impairment	3,988	0.65	(3,988)	(0.65)	—	—
All other operating expenses	4,437	0.72	6,508	1.05	(6,583)	(1.14)
Income tax provision	(98,607)	(15.99)	(36,266)	(5.87)	53,315	9.21

Net (loss) income before changes in preferred stock dividends, preferred discount amortization and change in average common shares	(571,196)	(92.61)	(315,463)	(51.08)	69,661	12.03
Change in preferred dividends and preferred discount amortization	8,642	1.40	(6,612)	(1.07)	—	—
Favorable impact from issuing common stock in exchange for Series A through E Preferred Stock	385,387	62.49	—	—	—	—
Favorable impact from issuing Series G Preferred Stock in exchange for Series F Preferred Stock	55,122	8.94	—	—	—	—
Change in average common shares (1)	—	8.99	—	(0.07)	—	(0.75)

Net (loss) income attributable to common stockholders	$(122,045)	$(10.79)	$(322,075)	$(52.22)	$69,661	$11.28

The key drivers for the Corporation’s financial results for the year ended December 31, 2010 include the following:
•	Net interest income for the year ended December 31, 2010 was $461.7 million compared to $519.0 million and $527.9 million for the years ended December 31, 2009 and 2008, respectively. Net interest spread and margin on an adjusted tax equivalent basis (for definition and reconciliation of this non-GAAP measure, refer to the “Net Interest Income” discussion below) were 2.49% and 2.77% in 2010, respectively, down 13 and 16 basis points from 2009. The decrease for 2010 compared to 2009 was mainly associated with the deleveraging of the Corporation’s balance sheet in an attempt to preserve its capital position, including sales of approximately $2.3 billion of investment securities during 2010, mainly U.S. agency MBS, and loan repayments. Net interest income was also affected by compressions in the net interest margin mainly due to lower yields on investments and the adverse impact of maintaining higher than historical liquidity levels. Approximately $1.6 billion in investment securities were called during 2010 and were replaced mainly with lower yielding U.S. agency investment securities. These factors were partially offset by the favorable impact of lower deposit pricing and the roll-off and repayments of higher cost funds, such as maturing brokered

CDs, and improved spreads in commercial loans. Refer to the “Net Interest Income” discussion below for additional information.
The decrease in net interest income for 2009, compared to 2008, was mainly associated with a significant increase in non-performing loans and the repricing of floating-rate commercial and construction loans at lower rates due to decreases in market interest rates such as three-month LIBOR and the Prime rate, even though the Corporation started to increase spreads on loan renewals. The Corporation increased the use of interest rate floors in new commercial and construction loans agreements and renewals in 2009 to protect net interest margins going forward. Lower loan yields more than offset the benefit of lower short-term rates in the average cost of funding and the increase in average interest-earning assets.

•	The provision for loan and lease losses for 2010 was $634.6 million compared to $579.9 million and $190.9 million for 2009 and 2008, respectively. The provision for 2010 includes a charge of $102.9 million associated with loans transferred to held for sale during the fourth quarter as a result of an agreement providing for the strategic sale of loans in a transaction designed to accelerate the de-risking of the Corporation’s balance sheet and improve the Corporation’s risk profile by selling non-performing and adversely classified loans. Excluding the impact of loans transferred to held for sale, the provision decreased $48.2 million during 2010 mainly related to lower charges to specific reserves for the construction and commercial loan portfolio, a slower migration of loans to non-performing status and the overall reduction of the loan portfolio. The provision for loans and lease losses, excluding the impact of loans transferred to held for sale, is a Non-GAAP measure, refer to the “Provision for Loan and Lease Losses”, “Risk Management” and “Basis of Presentation” discussions below for reconciliation and additional information. Much of the decrease in the provision is related to the construction loan portfolio in Florida and the commercial and industrial (C&I) loan portfolio in Puerto Rico.

On December 7, 2010, the Corporation announced that it had signed a non-binding letter of intent to pursue the possibility of a sale of a loan portfolio with an unpaid principal balance of approximately $701.9 million (book value of $602.8 million) to a new joint venture. The amount of the loan pool to be sold was subsequently reduced for loan payments and exclusions from the pool. During the fourth quarter of 2010, the Corporation transferred loans with an unpaid principal balance of $527 million and a book value of $447 million ($335 million of construction loans, $83 million of commercial mortgage loans and $29 million of commercial and industrial loans) to held for sale. The recorded investment in the loans was written down to a value of $281.6 million, which resulted in 2010 fourth quarter charge-offs of $165.1 million (a $127.0 million charge to construction loans, a $29.5 million charge to commercial mortgage loans and a $8.6 million charge to C&I loans). Further, the provision for loan and lease losses was increased by $102.9 million.

On February 8, 2011, the Corporation entered into a definitive agreement to sell substantially all of the loans transferred to held for sale and, on February 16, 2011, completed the sale of loans with an unpaid principal balance of $510.2 million (book value of $269.3 million), at a purchase price of $272.2 million to a joint venture, majority owned by PRLP Ventures LLC, a company created by Goldman, Sachs & Co. and Caribbean Property Group. The purchase price of $272.2 million was funded with an initial cash contribution by PRLP Ventures LLC of $88.4 million received by FirstBank, a promissory note of approximately $136 million representing seller financing provided by FirstBank, and a $47.6 million or 35% equity interest in the joint venture to be retained by FirstBank. The size of the loan pool sold is approximately $185 million lower than the amount originally stated in the letter of intent due to loan payments and exclusions from the pool. The loan portfolio sold was composed of 73% construction loans, 19% commercial real estate loans and 8% commercial loans. Approximately 93% of the loans are adversely classified loans and 55% were in non-performing status as of December 31, 2010.

The Corporation’s primary goal in agreeing to the loan sale transaction is to accelerate the de-risking of the balance sheet and improve the Corporation’s risk profile. The Bank has been operating under an Order imposed by banking regulators since June of 2010, which, among other things, requires the Bank to improve its risk profile by reducing the level of classified assets and delinquent loans. The Bank entered into this transaction to reduce the level of classified and non-performing assets and reduce its concentration in construction loans.

The following table summarizes the impact of the loans transferred to held for sale in the financial statements:
(In thousands)

			Excluding
	As	Loans transferred	Loans transferred
2010	Reported	to Held for Sale Impact	to Held for Sale Impact (1)
Total loans held for investment — December 31, 2010	$11,655,436	$(446,675)	$12,102,111
Construction loans	700,579	(334,220)	1,034,799
Commercial mortgage	1,670,161	(83,211)	1,753,372
Commercial and Industrial	4,151,764	(29,244)	4,181,008

Total net charge-offs	$609,682	$165,057	$444,625
Total net charge-offs to average loans	4.76%		3.60%
Construction loans	313,153	126,950	186,203
Construction loans net charge-offs to average loans	23.80%		18.93%
Commercial mortgage	81,420	29,506	51,914
Commercial mortgage loans net charge-offs to average loans	5.02%		3.38%
Commercial and Industrial	98,473	8,601	89,872
Commercial and Industrial loans net charge-offs to average loans	2.16%		1.98%

Loans held for sale — December 31, 2010	$300,766	$281,618	$19,148 (2)
Construction loans	207,270	207,270	—
Commercial mortgage	53,705	53,705	—
Commercial and Industrial	20,643	20,643	—

Provision for loans and lease losses	$634,587	$102,938	$531,649

Net Loss	$(524,308)	$(102,938)	$(421,370)

Non-performing loans — December 31, 2010	$1,398,310	$103,883 (3)	$1,502,193

1 — Non- GAAP measures
2 — Consists of certain conforming residential mortgage loans held for sale in the ordinary course of business.
3 — Represents charge-offs associated to non-perfroming loans transferred to held for sale.
The Corporation’s net charge-offs for 2010 were $609.7 million, or 4.76% of average loans, compared to $333.3 million, or 2.48% of average loans for 2009. The increase from prior year included $165.1 million associated with loans transferred to held for sale and approximately $89.0 million in charge-offs for non-performing loans sold during 2010, mainly construction and commercial mortgage loans sold at a significant discount in order to reduce the Corporation’s exposure in Florida. The provision for loans and lease losses, excluding the impact of loans transferred to held for sale, is a Non-GAAP measure, refer to the “Provision for Loan and Lease Losses”, “Risk Management” and “Basis of Presentation” discussions below for reconciliation, additional information and further analysis of the allowance for loan and lease losses and non-performing assets and related ratios.

The increase in the provision for 2009, as compared to 2008, was mainly attributable to the significant increase in non-performing loans and increases in specific reserves for impaired commercial and construction loans. Also, the migration of loans to higher risk categories and increases to loss factors used to determine the general reserve allowance contributed to the higher provision.

•	Non-interest income for the year ended December 31, 2010 was $117.9 million compared to $142.3 million and $74.6 million for the years ended December 31, 2009 and 2008, respectively. The decrease in 2010 was mainly due to lower gains on sale of investments securities, as the Corporation realized gains of approximately $46.1 million on the sale of approximately $1.2 billion of investment securities, mainly U.S. agency MBS, compared to the $82.8 million gain recorded in 2009 mainly related also to U.S. agency MBS. In addition, a nominal loss of $0.3 million was recorded in 2010, resulting from a transaction in which the Corporation sold approximately $1.2 billion in MBS, combined with the unwinding of $1.0 billion of repurchase agreements as part of a balance sheet repositioning strategy. Partially offsetting these factors were: (i) a $6.9 million increase in gains from sales of VISA shares, (ii) a $5.0 million increase in gains from mortgage banking activities resulting from a higher volume of loans sold in the secondary market, and (iii) a $2.1 million increase in broker-dealer fees.

The increase in non-interest income in 2009, compared to 2008, was mainly related to a $59.6 million increase in realized gains on the sale of investment securities, primarily reflecting a $79.9 million gain on the sale of MBS (mainly U.S. agency fixed-rate MBS), compared to realized gains on the sale of MBS of $17.7 million in 2008. In an effort to manage interest rate risk, and taking advantage of favorable market valuations, approximately $1.8 billion of U.S. agency MBS (mainly 30 year fixed-rate U.S. agency MBS) were sold in 2009, compared to approximately $526 million of U.S. agency MBS sold in 2008. Also contributing to higher non-interest income was the $5.3 million increase in gains from mortgage banking activities mainly in connection with $4.6 million of recorded capitalized servicing assets related to the securitization of approximately $305 million FHA/VA mortgage loans into GNMA MBS. For the first time in several years, the Corporation has been engaged in the securitization of mortgage loans since early 2009.

Refer to “Non-Interest Income” discussion below for additional information.

•	Non-interest expenses for 2010 were $366.2 million compared to $352.1 million and $333.4 million for 2009 and 2008, respectively. The increase in non-interest expenses for 2010, as compared to 2009, was principally attributable to an increase of $19.7 million in the FDIC insurance premium expense, as premium rates increased and the average level of deposits grew compared to 2009, an increase of $8.3 million in losses on REO operations driven by write-downs and costs associated with a larger inventory, and an increase of $6.1 million in professional fees. These increases were partially offset by: (i) a decrease of $11.6 million in employees’ compensation driven by reductions in bonuses and other employee benefits as well as reductions in headcount, (ii) the impact in 2009 of a $4.0 million core deposit intangible impairment charge, and (iii) reductions in other controllable expenses such as a $2.8 million decrease in occupancy expenses and a $1.8 million decrease in marketing-related expenses.

The increase in 2009 compared to 2008 was principally attributable to: (i) an increase of $30.5 million in the FDIC deposit insurance premium, including $8.9 million for the special assessment levied by the FDIC in 2009 and increases in regular assessment rates, (ii) a $4.0 million core deposit intangible impairment charge, and (iii) a $1.8 million increase in the reserve for probable losses on outstanding unfunded loan commitments. The aforementioned increases were partially offset by decreases in certain controllable expenses such as: (i) a $9.1 million decrease in employees’ compensation and benefit expenses, due to a lower headcount and reductions in bonuses, incentive compensation and overtime costs, (ii) a $3.4 million decrease in business promotion expenses due to a lower level of marketing activities, and (iii) a $1.1 million decrease in taxes, other than income taxes, driven by a reduction in municipal taxes which are assessed based on taxable gross revenues.

•	For 2010, the Corporation recorded an income tax expense of $103.1 million, compared to an income tax expense of $4.5 million for 2009. The increase in 2010 is mainly related to an incremental $93.7 million non-cash charge in the fourth quarter of 2010 to the valuation allowance of the Bank’s deferred tax asset.

For 2009, the Corporation recorded an income tax expense of $4.5 million, compared to an income tax benefit of $31.7 million for 2008. The income tax expense for 2009 mainly resulted from the aforementioned $184.4 million non-cash increase in the valuation allowance for the Corporation’s deferred tax asset. The increase in the valuation allowance was driven by losses incurred in 2009 that placed FirstBank in a three-year cumulative loss position as of the end of the third quarter of 2009.

Refer to “Income Taxes” discussion below for additional information.

•	Total assets as of December 31, 2010 amounted to $15.6 billion, a decrease of $4.0 billion compared to $19.6 billion as of December 31, 2009. The decrease in total assets was primarily a result of a net decrease of $2.0 billion in the loan portfolio largely attributable to repayments of credit facilities extended to the Puerto Rico government and/or political subdivisions coupled with charge-offs and, to a lesser extent, the sale of non-performing loans during 2010. Also, there was a decrease of $1.6 billion in investment securities driven by sales of $2.3 billion during 2010, mainly U.S. agency MBS, and a decrease of $333.8 million in cash and cash equivalents as the Corporation roll-off maturing brokered CDs and advances from FHLB. The decrease in assets is consistent with the Corporation’s deleveraging, de-risking and balance sheet repositioning strategies, to among other things, preserve its capital position and enhance net interest margins in the future. Refer to the “Financial Condition and Operating Data Analysis” discussion below for additional information.

•	As of December 31, 2010, total liabilities amounted to $14.5 billion, a decrease of $3.5 billion as compared to $18.0 billion as of December 31, 2009. The decrease in total liabilities was mainly attributable to a $1.7 billion decrease in repurchase agreements driven by the early extinguishment of approximately $1 billion of long-term repurchase agreements as part of the Corporation’s balance sheet repositioning strategies and the nonrenewal of maturing repurchase agreements. Also, there was a decrease of $900 million and $325 million in advances from the FED and from the FHLB, respectively, as well as a decrease of $1.3 billion in brokered CDs. Partially offsetting the aforementioned decreases was an increase of $669.6 million in core deposits. Refer to the “Risk Management — Liquidity Risk and Capital Adequacy” discussion below for additional information about the Corporation’s funding sources.

•	The Corporation’s stockholders’ equity amounted to $1.1 billion as of December 31, 2010, a decrease of $541.1 million compared to the balance as of December 31, 2009, driven by the net loss of $524.3 million for 2010, a decrease of $8.8 million in accumulated other comprehensive income and $8 million of issue costs related to the issuance of new common stock in exchange for $487 million of Series A through E Preferred Stock (the “Exchange Offer”). Although all the regulatory capital ratios exceeded the established “well capitalized” levels at December 31, 2010, due to the Order, FirstBank cannot be treated as a “well-capitalized” institution under regulatory guidance.

During the third quarter of 2010, the Corporation increased its common equity by issuing common stock in exchange for $487 million, or 89%, of the outstanding Series A through E Preferred Stock and issued a new series of mandatorily convertible preferred stock, the Series G Preferred Stock, in exchange for the $400 million Series F preferred stock held by the United States Department of Treasury (“U.S. Treasury”). As a result of these initiatives, the Corporation’s tangible common equity and Tier 1 common equity ratios as of December 31, 2010 increased to 3.80% and 5.01%, respectively, from 3.20% and 4.10%, respectively, at December 31, 2009. Refer to the “Risk Management — Capital” section below for additional information including further information about these non-GAAP financial measures and the Corporation’s capital plan execution.

•	Total loan production, including purchases, refinancings and draws from existing commitments, for 2010 was $3.0 billion, compared to $4.8 billion for 2009, as the Corporation continues with its targeted lending activities. The decrease in loan production was reflected in almost all portfolios, with the exception of auto financings, but in particular in credit facilities extended to the Puerto Rico and Virgin Islands government. Origination related to government entities amounted to $702.6 million in 2010 compared to $1.8 billion in 2009. Other significant reductions in loan originations were related to the construction and commercial mortgage loan portfolios.

The increase in loan production in 2009, as compared to 2008, was mainly associated with a $977.9 million increase in commercial loan originations driven by approximately $1.8 billion in credit facilities extended to the Puerto Rico and Virgin Islands Government and/or its political subdivisions. Partially offsetting the increase in the originations of commercial loans was a decrease of $303.3 million in originations of consumer loans and of $98.5 million in residential mortgage loan originations adversely affected by weak economic conditions in Puerto Rico.

•	Total non-performing loans, including non-performing loans held for sale of $159.3 million, were $1.40 billion as of December 31, 2010 compared to $1.56 billion as of December 31, 2009, a decrease of $165.6 million. The decrease was mainly related to charge-offs and sales of approximately $200 million in non-performing loans during 2010. Non-performing construction loans, including non-performing construction loans held for sale of $140.1 million, decreased by $231.1 million, or 36% compared to December, 2009, driven by charge-offs and the sale of $118.4 million of non-performing construction loans during 2010. Charge-offs for non-performing construction loans during 2010 include $89.5 million associated with non-performing construction loans transferred to held for sale. Also key to the improvement in non-performing construction loans was the significant lower level of inflows. The level of inflow, or migration, is an important indication of the future trend of the portfolio. Non-performing residential mortgage loans decreased by $49.5 million, or 11%, mainly due to loans restored to accrual status based on compliance with modified terms as part of the Corporation’s loss mitigation and loans modification program as well as the sale of $23.9 million of non-performing residential mortgage loans. Non-performing C & I loans increased by $75.9 million, or 31%, driven by the inflow of five relationships in Puerto Rico in individual amounts exceeding $10 million with an aggregate carrying value of $106.2 million as of December 31, 2010. Non-performing commercial mortgage loans, including non-performing commercial mortgage loans held for sale of $19.2 million, increased by $39.8 million, or 20%, driven by one relationship amounting to $85.7 million placed in non-accruing status due to the borrower’s financial condition, even though most of the loans in the relationship are under 90 days delinquent. The levels of non-accrual consumer loans, including finance leases, remained stable, showing a $0.7 million decrease during 2010. Refer to the “Risk Management — Non-accruing and Non-performing Assets” section below for additional information.
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
          Allowance for Loan and Lease Losses
     The Corporation maintains the allowance for loan and lease losses at a level considered adequate to absorb losses currently inherent in the loan and lease portfolio. The allowance for loan and lease losses provides for probable losses that have been identified with specific valuation allowances for individually evaluated impaired loans and for probable losses believed to be inherent in the loan portfolio that have not been specifically identified. The determination of the allowance for loan and lease losses requires significant estimates, including the timing and amounts of expected future cash flows on impaired loans, consideration of current economic conditions, and historical loss experience pertaining to the portfolios and pools of homogeneous loans, all of which may be susceptible to change.
     The adequacy of the allowance for loan and lease losses is based on judgments related to the credit quality of the loan portfolio. These judgments consider on-going evaluations of the loan portfolio, including such factors as the economic risks associated to each loan class, the financial condition of specific borrowers, the level of delinquent loans, the value of nay collateral and, where applicable, the existence of any guarantees or other documented support. In addition, to the general economic conditions and other factors described above, additional factors also considered include: the impact of changes in the residential real estate value and the internal risk ratings assigned to the loan. Internal risk ratings are assigned to each business loan at the time of approval and are subject to subsequent periodic reviews by the Corporation’s senior management. The allowance for loan and lease losses is reviewed on a quarterly basis as part of the Corporation’s continued evaluation of its asset quality.
     The allowance for loan and lease losses is increased through a provision for credit losses that is charged to earnings, based on the quarterly evaluation of the factors previously mentioned, and is reduced by charge-offs, net of recoveries.
     The allowance for loan and lease losses consists of specific reserves related to specific valuations for loans considered to be impaired and general reserves. A specific valuation allowance is established for those loans in the Commercial Mortgage, Construction and Commercial and Industrial and Residential Mortgage loan portfolios classified as impaired, primarily when the collateral value of the loan (if the impaired loan is determined to be collateral dependent) or the present value of the expected future cash flows discounted at the loan’s effective rate is lower than the carrying amount of that loan. The specific valuation allowance is computed on commercial mortgage, construction, commercial and industrial, and real estate loans with individual principal balances of $1 million or more, TDRs which are individually evaluated, as well as smaller residential mortgage loans and home equity lines of credit considered impaired based on their delinquency and loan-to-value levels. When foreclosure is probable, the impairment measure is based on the fair value of the collateral. The fair value of the collateral is generally obtained from appraisals. Updated appraisals are obtained when the Corporation determines that loans are impaired and are generally updated annually thereafter. In addition, appraisals and/or broker price opinions are also obtained for residential mortgage loans based on specific characteristics such as delinquency levels, age of the appraisal, and loan-to-value ratios. The excess of the recorded investment in collateral dependent loans over the resulting fair value of the collateral is charged-off when deemed uncollectible. For residential mortgage loans, since the second quarter of 2010, the determination of reserves included the incorporation of updated loss factors applicable to loans expected to liquidate over the next twelve months considering the expected realization of similar asset values at disposition.
     For all other loans, which include, small, homogeneous loans, such as auto loans, all classes in the Consumer loans portfolio, residential mortgages in amounts under $1 million, and commercial and construction loans not considered impaired, the Corporation maintains a general valuation allowance. The risk category of these loans is based on the delinquency and the Corporation updates the factors used to compute the reserve factors on a quarterly basis. The general reserve is primarily determined by applying loss factors according to the loan type and assigned risk category (pass, special mention and substandard not impaired; all doubtful loans are considered impaired). The general reserve for consumer loans is based on factors such as delinquency trends, credit bureau score bands, portfolio type, geographical location, bankruptcy trends, recent market transactions, collateral values, and other environmental factors such as economic forecasts. The analyses of the residential mortgage pools are performed at the individual loan level and then aggregated to determine the expected loss ratio. The model applies risk-adjusted prepayment curves, default curves, and severity curves to each loan in the pool. The severity is affected by the expected house price scenario based on recent house price trends. Default curves are used in the model to determine expected delinquency levels. The risk-adjusted timing of liquidation and associated costs is used in the model and is risk-adjusted for the area in which the property is located (Puerto Rico, Florida, or Virgin Islands). For commercial loans, including construction loans, the general reserve is based on historical loss ratios, trends in non-accrual loans, loan type, risk-rating, geographical location, changes in collateral values for collateral dependent loans and macroeconomic data that correlates to portfolio performance for the geographical region. The methodology of accounting for all probable losses in loans not individually measured for impairment purposes is made in accordance with authoritative accounting guidance that requires that losses be accrued when they are probable of occurring and estimable.
     Charge-off of Uncollectible Loans — Loan and lease losses are charged-off and recoveries are credited to the allowance for loan and lease losses. Collateral dependent loans in the Construction, Commercial Mortgage and Commercial and Industrial loan portfolios are charged-off to their fair value when loans are considered impaired. Within the consumer loan portfolio, loans in the auto and finance leases classes are reserved at 120 days delinquent and charged-off to their estimated net realizable value when collateral deficiency is deemed uncollectible (i.e. when foreclosure is probable). Within the other consumer loans class, closed-end loans are charged-off when payments are 120 days in arrears and open-end (revolving credit) consumer loans are charged-off when payments are 180 days in arrears. Residential mortgage loans that are 120 days delinquent and with a loan to value higher than 60% are charged-off to its fair value. Any loan in any portfolio may be charged-off or written down to the fair value of the collateral prior to the policies described above if a loss confirming event occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, or receipt of an asset valuation indicating a collateral deficiency and that asset is the sole source of repayment.
          Other-than-temporary impairments
     On a quarterly basis, the Corporation performs an assessment to determine whether there have been any events or circumstances indicating that a security with an unrealized loss has suffered other-than-temporary impairment (“OTTI”). A security is considered impaired if the fair value is less than its amortized cost basis.
     The Corporation evaluates if the impairment is other-than-temporary depending upon whether the portfolio is of fixed income securities or equity securities as further described below. The Corporation employs a systematic methodology that considers all available evidence in evaluating a potential impairment of its investments.
     The impairment analysis of fixed income securities places special emphasis on the analysis of the cash position of the issuer and its cash and capital generation capacity, which could increase or diminish the issuer’s ability to repay its bond obligations, the length of time and the extent to which the fair value has been less than the amortized cost basis and changes in the near-term prospects of the underlying collateral, if applicable, such as changes in default rates, loss severity given default and significant changes in prepayment assumptions. The Corporation also takes into consideration the latest information available about the overall financial condition of an issuer, credit ratings, recent legislation and government actions affecting the issuer’s industry and actions taken by the issuer to deal with the present economic climate. In April 2009, the Financial Accounting Standards Board (“FASB”) amended the OTTI model for debt securities. OTTI losses are recognized in earnings if the Corporation has the intent to sell the debt security or it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. However, even if the Corporation does not expect to sell a debt security, expected cash flows to be received are evaluated to determine if a credit loss has occurred. An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. The credit loss component of an OTTI is recorded as a component of Net impairment losses on investment securities in the statements of (loss) income, while the remaining portion of the impairment loss is recognized in other comprehensive income, net of taxes. The previous amortized cost basis less the OTTI recognized in earnings is the new amortized cost basis of the investment. The new amortized cost basis is not adjusted for subsequent recoveries in fair value. However, for debt securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income. For further disclosures, refer to Note 4 to the Corporation’s audited financial statements for the year ended December 31, 2010 included in Item 8 of this Form 10-K.
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
          Income Taxes
     The Corporation is required to estimate income taxes in preparing its consolidated financial statements. This involves the estimation of current income tax expense together with an assessment of temporary differences resulting from differences in the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The determination of current income tax expense involves estimates and assumptions that require the Corporation to assume certain positions based on its interpretation of current tax regulations. Management assesses the relative benefits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial and regulatory guidance and recognizes tax benefits only when deemed probable. Changes in assumptions affecting estimates may be required in the future and estimated tax liabilities may need to be increased or decreased accordingly. The accrual of tax contingencies is adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. The Corporation’s effective tax rate includes the impact of tax contingencies and changes to such accruals, as considered appropriate by management. When particular matters arise, a number of years may elapse before such matters are audited by the taxing authorities and finally resolved. Favorable resolution of such matters or the expiration of the statute of limitations may result in the release of tax contingencies which are recognized as a reduction to the Corporation’s effective rate in the year of resolution. Unfavorable settlement of any particular issue could increase the effective rate and may require the use of cash in the year of resolution. As of December 31, 2010, there were no open income tax investigations. Information regarding income taxes is included in Note 27 to the Corporation’s audited financial statements for the year ended December 31, 2010 included in Item 8 of this Form 10-K.
     The determination of deferred tax expense or benefit is based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of the Corporation’s net deferred tax asset assumes that the Corporation will be able to generate sufficient future taxable income based on estimates and assumptions. If these estimates and related assumptions change, the Corporation may be required to record valuation allowances against its deferred tax asset resulting in additional income tax expense in the consolidated statements of income. Management evaluates its deferred tax asset on a quarterly basis and assesses the need for a valuation allowance, if any. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax asset will not be realized. Changes in the valuation allowance from period to period are included in the Corporation’s tax provision in the period of change (see Note 27 to the Corporation’s audited financial statements for the year ended December 31, 2010 included in Item 8 of this Form 10-K).
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
     Under the PR Code, First BanCorp is subject to a maximum statutory tax rate of 39%. In 2009 the Puerto Rico Government approved Act No. 7 (the “Act”), to stimulate Puerto Rico’s economy and to reduce the Puerto Rico Government’s fiscal deficit. The Act imposes a series of temporary and permanent measures, including the imposition of a 5% surtax over the total income tax determined, which is applicable to corporations, among others, whose combined income exceeds $100,000, effectively resulting in an increase in the maximum statutory tax rate from 39% to 40.95% and an increase in the capital gain statutory tax rate from 15% to 15.75%. These temporary measures are effective for tax years that commenced after December 31, 2008 and before January 1, 2012. The PR Code also includes an alternative minimum tax of 22% that applies if the Corporation’s regular income tax liability is less than the alternative minimum tax requirements. For 2011 and subsequent years, the maximum marginal corporate income tax rate will be reduced to 30% (25% for taxable years commencing after December 31, 2013 if certain economic conditions are met by the Puerto Rico economy). A corporation may elect for the provisions of the 2010 Code not to apply until 2016.
     The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through International Banking Entity (“IBE”) of the Bank (“FirstBank IBE”) and through the Bank’s subsidiary, FirstBank Overseas Corporation, in which the interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation. Under the Act, all IBE are subject to the special 5% tax on their net income not otherwise subject to tax pursuant to the PR Code. This temporary measure is also effective for tax years that commenced after December 31, 2008 and before January 1, 2012. FirstBank IBE and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico. IBEs that operate as a unit of a bank pay income taxes at normal rates to the extent that the IBEs’ net income exceeds 20% of the bank’s total net taxable income.

     The FASB issued authoritative guidance that prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken on income tax returns. Under the authoritative accounting guidance, income tax benefits are recognized and measured upon a two-step model: 1) a tax position must be more likely than not to be sustained based solely on its technical merits in order to be recognized, and 2) the benefit is measured as the largest dollar amount of that position that is more likely than not to be sustained upon settlement. The difference between the benefit recognized in accordance with this model and the tax benefit claimed on a tax return is referred to as an Unrecognized Tax Benefit (“UTB”). The Corporation classifies interest and penalties, if any, related to UTBs as components of income tax expense. Refer to Note 27 of the Corporation’s audited financial statements for the year ended December 31, 2010 included in Item 8 of this Form 10-K for further information related to this accounting guidance.
     Investment Securities Classification and Related Values
     Management determines the appropriate classification of debt and equity securities at the time of purchase. Debt securities are classified as held to maturity when the Corporation has the intent and ability to hold the securities to maturity. Held-to-maturity (“HTM”) securities are stated at amortized cost. Debt and equity securities are classified as trading when the Corporation has the intent to sell the securities in the near term. Debt and equity securities classified as trading securities, if any, are reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as HTM or trading, except for equity securities that do not have readily available fair values, are classified as available for sale (“AFS”). AFS securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of deferred taxes in accumulated other comprehensive income (a component of stockholders’ equity) and do not affect earnings until realized or are deemed to be other-than-temporarily impaired. Investments in equity securities that do not have publicly and readily determinable fair values are classified as other equity securities in the statement of financial condition and carried at the lower of cost or realizable value. The assessment of fair value applies to certain of the Corporation’s assets and liabilities, including the investment portfolio. Fair values are volatile and are affected by factors such as market interest rates, prepayment speeds and discount rates.
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
     The FASB authoritative guidance for fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Three levels of inputs may be used to measure fair value:

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
     The following is a description of the valuation methodologies used for instruments measured at fair value:
     Medium-Term Notes (Level 2 inputs)
     The fair value of medium-term notes is determined using a discounted cash flow analysis over the full term of the borrowings. This valuation uses the “Hull-White Interest Rate Tree” approach, an industry standard approach for valuing instruments with interest call options, to value the option components of the term notes. The model assumes that the embedded options are exercised economically. The fair value of medium-term notes is computed using the notional amount outstanding. The discount rates used in the valuations are based on US dollar LIBOR and swap rates. At-the-money implied swaption volatility term structure (volatility by time to maturity) is used to calibrate the model to current market prices and value the cancellation option in the term notes. For the medium-term notes, the credit risk is measured using the difference in yield curves between swap rates and a yield curve that considers the industry and credit rating of the Corporation as issuer of the note at a tenor comparable to the time to maturity of the note and option.
     Callable Brokered CDs (Level 2 inputs)
     In the past, the Corporation also measured at fair value certain callable brokered CDs. All of the brokered CDs measured at fair value were called during 2009. The fair value of callable brokered CDs, which were included within deposits and elected to be measured at fair value, was determined using discounted cash flow analyses over the full term of the CDs. The valuation also used a “Hull-White Interest Rate Tree” approach. The fair value of the CDs was computed using the outstanding principal amount. The discount rates used were based on US dollar LIBOR and swap rates. At-the-money implied swaption volatility term structure (volatility by time to maturity) was used to calibrate the model to then current market prices and value the cancellation option in the deposits. The fair value did not incorporate the risk of nonperformance, since the callable brokered CDs were participated out by brokers in shares of less than $100,000 and insured by the FDIC.
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
     Private label mortgage-backed securities are collateralized by fixed-rate mortgages on single-family residential properties in the United States and the interest rate is variable, tied to 3-month LIBOR and limited to the weighted-average coupon of the underlying collateral. The market valuation represents the estimated net cash flows over the projected life of the pool of underlying assets applying a discount rate that reflects market observed floating spreads over LIBOR, with a widening spread bias on a non-rated security. The market valuation is derived from a model that utilizes relevant assumptions such as prepayment rate, default rate, and loss severity on a loan level basis. The Corporation modeled the cash flow from the fixed-rate mortgage collateral using a static cash flow analysis according to collateral attributes of the underlying mortgage pool (i.e. loan term, current balance, note rate, rate adjustment type, rate adjustment frequency, rate caps, others) in combination with prepayment forecasts obtained from a commercially available prepayment model (ADCO). The variable cash flow of the security is modeled using the 3-month LIBOR forward curve. Loss assumptions were driven by the combination of default and loss severity estimates, taking into account loan credit characteristics (loan-to-value, state, origination date, property type, occupancy loan purpose, documentation type, debt-to-income ratio, other) to provide an estimate of default and loss severity. Refer to Note 4 of the Corporation’s financial statements for the year ended December 31, 2010 included in Item 8 of this Form 10-K for additional information.
     Derivative Instruments
     The fair value of most of the derivative instruments is based on observable market parameters and takes into consideration the credit risk component of paying counterparties when appropriate, except when collateral is pledged. That is, on interest rate swaps, the credit risk of both counterparties is included in the valuation; and on options and caps, only the seller’s credit risk is considered. The “Hull-White Interest Rate Tree” approach is used to value the option components of derivative instruments, and discounting of the cash flows is performed using US dollar LIBOR-based discount rates or yield curves that account for the industry sector and the credit rating of the counterparty and/or the Corporation. Derivatives include interest rate swaps used for protection against rising interest rates and, prior to June 30, 2009, included interest rate swaps to economically hedge brokered CDs and medium-term notes. For these interest rate swaps, a credit component is not considered in the valuation since the Corporation fully collateralizes with investment securities any mark-to-market loss with the counterparty and, if there were market gains, the counterparty had to deliver collateral to the Corporation.
     Certain derivatives with limited market activity, as is the case with derivative instruments named as “reference caps,” were valued using models that consider unobservable market parameters (Level 3). Reference caps were used mainly to hedge interest rate risk inherent in private label mortgage-backed securities, thus were tied to the notional amount of the underlying fixed-rate mortgage loans originated in the United States. The counterparty to these derivative instruments failed on April 30, 2010. The Corporation currently has a claim with the FDIC and the exposure to fair value of $3.0 million was recorded as an accounts receivable. In the past, significant inputs used for fair value determination consisted of specific characteristics such as information used in the prepayment model which follow the amortizing schedule of the underlying loans, which was an unobservable input. The valuation model used the Black formula, which is a benchmark standard in the financial industry. The Black formula is similar to the Black-Scholes formula for valuing stock options except that the spot price of the underlying is replaced by the forward price. The Black formula uses as inputs the strike price of the cap, forward LIBOR rates, volatility estimates and discount rates to estimate the option value. LIBOR rates and swap rates are obtained from Bloomberg L.P. (“Bloomberg”) every day and are used to build a zero coupon curve based on the Bloomberg LIBOR/Swap curve. The discount factor is then calculated from the zero coupon curve. The cap is the sum of all caplets. For each caplet, the rate is reset at the beginning of each reporting period and payments are made at the end of each period. The cash flow of the caplet is then discounted from each payment date.
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
     Classes are usually disaggregations of a portfolio. For allowance for loan and lease losses purposes, the Corporation’s portfolios are: Commercial Mortgage, Construction, Commercial and Industrial, Residential Mortgages, and Consumer loans. The classes within the Residential Mortgage are residential mortgages guaranteed by government organization and other loans. The classes within the Consumer portfolio are: auto, finance leases and other consumer loans. Other consumer loans mainly include unsecured personal loans, home equity lines, lines of credits, and marine financing. The Construction, Commercial Mortgage and Commercial and Industrial are not further segmented into classes.
     Non-Performing and Past Due Loans - Loans on which the recognition of interest income has been discontinued are designated as non-performing. Loans are classified as non-performing when interest and principal have not been received for a period of 90 days or more, with the exception of FHA/VA and other guaranteed residential mortgages which continue to accrue interest. Any loan in any portfolio may be placed on non-performing status prior to the policies describe above when there are doubts about the potential to collect all of the principal based on collateral deficiencies or, in other situations, when collection of all of the principal or interest is not expected due to deterioration in the financial condition of the borrower. For all classes within the loan portfolios, when a loan is placed on non-performing status, any accrued but uncollected interest income is reversed and charged against interest income. Interest income on non-performing loans is recognized only to the extent it is received in cash. However, where there is doubt regarding the ultimate collectability of loan principal, all cash thereafter received is applied to reduce the carrying value of such loans (i.e., the cost recovery method). Loans are restored to accrual status only when future payments of interest and principal are reasonably assured.
     Impaired Loans - A loan in any class is considered impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the loan agreement. The Corporation measures impairment individually for those loans in the Construction, Commercial Mortgage and Commercial and Industrial portfolios with a principal balance of $1 million or more, including loans for which a charge-off has been recorded based upon the fair value of the underlying collateral. The Corporation also evaluates for impairment purposes certain residential mortgage loans and home equity lines of credit with high delinquency and loan-to-value levels. Generally, consumer loans within any class are not individually evaluated on a regular basis for impairment except for impaired marine financing loans over $1 million and home equity lines with high delinquency and loan-to-value levels.
     Impaired loans also include loans that have been modified in troubled debt restructurings (“TDRs”) as a concession to borrowers experiencing financial difficulties. Troubled debt restructurings typically result from the Corporation’s loss mitigation activities or programs sponsored by the Federal Government and could include rate reductions, principal forgiveness, forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Troubled debt restructurings are generally reported as non-performing loans and restored to accrual status when there is reasonable assurance of repayment and the borrower has made payments over a sustained period, generally six months. However, a loan that has been formally restructured as to be reasonably assured of repayment and of performance according to its modified terms is not placed in non-performing status, provided the restructuring is supported by a current, well documented credit evaluation of the borrower’s financial condition taking into consideration sustained historical payment performance for a reasonable time prior to the restructuring.
     Interest income on impaired loans in any class is recognized based on the Corporation’s policy for recognizing interest on accrual and non-accrual loans.
     Loans that are past due 30 days or more as to principal or interest are considered delinquent, with the exception of the residential mortgage, commercial mortgage and construction portfolios that are considered past due when the borrower is in arrears 2 or more monthly payments.
Recent Accounting Pronouncements
     The FASB has issued the following accounting pronouncements and guidance relevant to the Corporation’s operations:
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
     In January 2010, the FASB updated the Accounting Standards Codification (“Codification”) to provide guidance to improve disclosure requirements related to fair value measurements and require reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. Currently, entities are only required to disclose activity in Level 3 measurements in the fair-value hierarchy on a net basis. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. Entities are required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair-value hierarchy and the reasons for the transfers. Significance will be determined based on earnings and total assets or total liabilities or, when changes in fair value are recognized in other comprehensive income, based on total equity. A reporting entity must disclose and consistently follow its policy for determining when transfers between levels are recognized. Acceptable methods for determining when to recognize transfers include: (i) actual date of the event or change in circumstances causing the transfer; (ii) beginning of the reporting period; and (iii) end of the reporting period. The guidance requires disclosure of fair-value measurements by “class” instead of “major category.” A class is generally a subset of assets and liabilities within a financial statement line item and is based on the specific nature and risks of the assets and liabilities and their classification in the fair-value hierarchy. When determining classes, reporting entities must also consider the level of disaggregated information required by other applicable GAAP. For fair-value measurements using significant observable inputs (Level 2) or significant unobservable inputs (Level 3), this guidance requires reporting entities to disclose the valuation technique and the inputs used in determining fair value for each class of assets and liabilities. If the valuation technique has changed in the reporting period (e.g., from a market approach to an income approach) or if an additional valuation technique is used, entities are required to disclose the change and the reason for making the change. Except for the detailed Level 3 roll forward disclosures, the guidance is effective for annual and interim reporting periods beginning after December 15, 2009 (first quarter of 2010 for public companies with calendar year-ends). The new disclosures about purchases, sales, issuances, and settlements in the roll forward activity for Level 3 fair value measurements are effective for interim and annual reporting periods beginning after December 15, 2010 (first quarter of 2011 for public companies with calendar year-ends). Early adoption is permitted. In the initial adoption period, entities are not required to include disclosures for previous comparative periods; however, they are required for periods ending after initial adoption. The Corporation adopted the guidance in the first quarter of 2010 and the required disclosures are presented in Note 29 of the Corporation’s financial statements for the year ended December 31, 2010 included in Item 8 of this Form 10-K.
     In February 2010, the FASB updated the Codification to provide guidance to improve disclosure requirements related to the recognition and disclosure of subsequent events. The amendment establishes that an entity that either (a) is an SEC filer or (b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. Also, the scope of the reissuance disclosure requirements has been refined to include revised financial statements only. Revised financial statements include financial statements revised either as a result of the correction of an error or retrospective application of GAAP. The guidance in this update was effective on the date of issuance in February. The Corporation has adopted this guidance; refer to Note 36 of the Corporation’s financial statements for the year ended December 31, 2010 included in Item 8 of this Form 10-K for additional information.
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
     In July 2010, the FASB updated the codification to expand the disclosure requirements regarding credit quality of financing receivables and the allowance for credit losses. The objectives of the enhanced disclosures are to provide information that will enable readers of financial statements to understand the nature of credit risk in a company’s financing receivables, how that risk is analyzed in determining the related allowance for credit losses and changes to the allowance during the reporting period. An entity should provide disclosures on a disaggregated basis for portfolio segments and classes of financing receivable. The amendments in this Update are effective for both interim and annual reporting periods ending after December 15, 2010, except for that, in January 2011, the FASB temporarily delayed the effective date of the disclosures about troubled debt restructurings for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Corporation has adopted this guidance; refer to Notes 7 and 8 of the Corporation’s financial statements for the year ended December 31, 2010 included in Item 8 of this Form 10-K.
     In December 2010, the FASB updated the codification to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. As a result, current GAAP will be improved by eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. As a result, goodwill impairments may be reported sooner than under current practice. The objective of this Update is to address questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the test is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero. As a result of that conclusion, some constituents raised concerns that Step 2 of the test is not performed despite factors indicating that goodwill may be impaired. The amendments in this Update do not provide guidance on how to determine the carrying amount or measure the fair value of the reporting unit. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this guidance is not expected to have an impact on the Corporation’s financial statements.
     In December 2010, the FASB updated the codification to clarify required disclosures of supplementary pro forma information for business combinations. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual period only. Additionally, the Update expands disclosures to include a description of the nature and amount of material nonrecurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings. This guidance is effective for reporting periods beginning after December 15, 2010, early adoption is permitted. The Corporation adopted this guidance with no impact on the financial statements.

RESULTS OF OPERATIONS
Net Interest Income
     Net interest income is the excess of interest earned by First BanCorp on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp’s net interest income is subject to interest rate risk due to the re-pricing and maturity relationship of the Corporation’s assets and liabilities. Net interest income for the year ended December 31, 2010 was $461.7 million, compared to $519.0 million and $527.9 million for 2009 and 2008, respectively. On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments and unrealized gains and losses on liabilities measured at fair value net interest income for the year ended December 31, 2010 was $489.8 million, compared to $567.2 million and $579.1 million for 2009 and 2008, respectively.
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
     The net interest income is computed on a tax-equivalent basis and excluding: (1) the change in the fair value of derivative instruments, and (2) unrealized gains or losses on liabilities measured at fair value. For a definition and reconciliation of this non-GAAP measure, refer to discussions below.

Part I

	Average volume			Interest income(1) / expense			Average rate(1)
Year Ended December 31,	2010	2009	2008	2010	2009	2008	2010	2009	2008
		(Dollars in thousands)
Interest-earning assets:
Money market & other short-term investments	$778,412	$182,205	$286,502	$2,049	$577	$6,355	0.26%	0.32%	2.22%
Government obligations (2)	1,368,368	1,345,591	1,402,738	32,466	54,323	93,539	2.37%	4.04%	6.67%
Mortgage-backed securities	2,658,279	4,254,044	3,923,423	121,587	238,992	244,150	4.57%	5.62%	6.22%
Corporate bonds	2,000	4,769	7,711	116	294	570	5.80%	6.16%	7.39%
FHLB stock	65,297	76,982	65,081	2,894	3,082	3,710	4.43%	4.00%	5.70%
Equity securities	1,481	2,071	3,762	15	126	47	1.01%	6.08%	1.25%

Total investments (3)	4,873,837	5,865,662	5,689,217	159,127	297,394	348,371	3.26%	5.07%	6.12%

Residential mortgage loans	3,488,037	3,523,576	3,351,236	207,700	213,583	215,984	5.95%	6.06%	6.44%
Construction loans	1,315,794	1,590,309	1,485,126	33,329	52,908	82,513	2.53%	3.33%	5.56%
C&I and commercial mortgage loans	6,190,959	6,343,635	5,473,716	262,940	263,935	314,931	4.25%	4.16%	5.75%
Finance leases	299,869	341,943	373,999	24,416	28,077	31,962	8.14%	8.21%	8.55%
Consumer loans	1,506,448	1,661,099	1,709,512	174,846	188,775	197,581	11.61%	11.36%	11.56%

Total loans (4) (5)	12,801,107	13,460,562	12,393,589	703,231	747,278	842,971	5.49%	5.55%	6.80%

Total interest-earning assets	$17,674,944	$19,326,224	$18,082,806	$862,358	$1,044,672	$1,191,342	4.88%	5.41%	6.59%

Interest-bearing liabilities:
Interest-bearing checking accounts	$1,057,558	$866,464	$580,572	$19,060	$19,995	$12,914	1.80%	2.31%	2.22%
Savings accounts	1,967,338	1,540,473	1,217,730	24,238	19,032	18,916	1.23%	1.24%	1.55%
Certificates of deposit	1,909,406	1,680,325	1,812,957	44,788	50,939	73,466	2.35%	3.03%	4.05%
Brokered CDs	7,002,343	7,300,696	7,671,094	160,628	227,896	318,199	2.29%	3.12%	4.15%

Interest-bearing deposits	11,936,645	11,387,958	11,282,353	248,714	317,862	423,495	2.08%	2.79%	3.75%
Loans payable	299,589	643,618	10,792	3,442	2,331	243	1.15%	0.36%	2.25%
Other borrowed funds	2,436,091	3,745,980	3,864,189	91,386	124,340	148,753	3.75%	3.32%	3.85%
FHLB advances	888,298	1,322,136	1,120,782	29,037	32,954	39,739	3.27%	2.49%	3.55%

Total interest-bearing liabilities (6)	$15,560,623	$17,099,692	$16,278,116	$372,579	$477,487	$612,230	2.39%	2.79%	3.76%

Net interest income				$489,779	$567,185	$579,112

Interest rate spread							2.49%	2.62%	2.83%
Net interest margin							2.77%	2.93%	3.20%

(1)	On an adjusted tax-equivalent basis. The adjusted tax-equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less the Puerto Rico statutory tax rate as adjusted for changes to enacted tax rates (40.95% for the Corporation’s subsidiaries other than IBEs in 2010 and 2009, 35.95% for the Corporation’s IBEs in 2010 and 2009 and 39% for all subsidiaries in 2008) and adding to it the cost of interest-bearing liabilities. The tax-equivalent adjustment recognizes the income tax savings when comparing taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread and net interest margin on a fully tax-equivalent basis. Therefore, management believes these measures provide useful information to investors by allowing them to make peer comparisons. Changes in the fair value of derivative instruments and unrealized gains or losses on liabilities measured at fair value are excluded from interest income and interest expense because the changes in valuation do not affect interest paid or received.

(2)	Government obligations include debt issued by government sponsored agencies.

(3)	Unrealized gains and losses in available-for-sale securities are excluded from the average volumes.

(4)	Average loan balances include the average of non-performing loans.

(5)	Interest income on loans includes $10.7 million, $11.2 million, and $10.2 million for 2010, 2009 and 2008, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

(6)	Unrealized gains and losses on liabilities measured at fair value are excluded from the average volumes.

Part II

	2010 Compared to 2009			2009 Compared to 2008
	Increase (decrease)			Increase (decrease)
	Due to:			Due to:
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income on interest-earning assets:
Money market & other short-term investments	$1,745	$(273)	$1,472	$(1,724)	$(4,054)	$(5,778)
Government obligations	767	(22,624)	(21,857)	(3,672)	(35,544)	(39,216)
Mortgage-backed securities	(78,371)	(39,034)	(117,405)	19,474	(24,632)	(5,158)
Corporate bonds	(162)	(16)	(178)	(192)	(84)	(276)
FHLB stock	(493)	305	(188)	578	(1,206)	(628)
Equity securities	(28)	(83)	(111)	(62)	141	79

Total investments	(76,542)	(61,725)	(138,267)	14,402	(65,379)	(50,977)

Residential mortgage loans	(2,101)	(3,782)	(5,883)	10,716	(13,117)	(2,401)
Construction loans	(8,186)	(11,393)	(19,579)	4,681	(34,286)	(29,605)
C&I and commercial mortgage loans	(6,528)	5,533	(995)	43,028	(94,024)	(50,996)
Finance leases	(3,424)	(237)	(3,661)	(2,654)	(1,231)	(3,885)
Consumer loans	(17,825)	3,896	(13,929)	(5,466)	(3,340)	(8,806)

Total loans	(38,064)	(5,983)	(44,047)	50,305	(145,998)	(95,693)

Total interest income	(114,606)	(67,708)	(182,314)	64,707	(211,377)	(146,670)

Interest expense on interest-bearing liabilities:
Brokered CDs	(8,958)	(58,310)	(67,268)	(14,707)	(75,596)	(90,303)
Other interest-bearing deposits	16,756	(18,636)	(1,880)	12,285	(27,615)	(15,330)
Loans payable	(2,606)	3,717	1,111	8,265	(6,177)	2,088
Other borrowed funds	(46,275)	13,321	(32,954)	(4,439)	(19,974)	(24,413)
FHLB advances	(12,516)	8,599	(3,917)	6,122	(12,907)	(6,785)

Total interest expense	(53,599)	(51,309)	(104,908)	7,526	(142,269)	(134,743)

Change in net interest income	$(61,007)	$(16,399)	$(77,406)	$57,181	$(69,108)	$(11,927)

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

     The following table reconciles net interest income in accordance with GAAP to net interest income excluding valuations, and to net interest income on an adjusted tax-equivalent basis and net interest rate spread and net interest margin on a GAAP basis to these items excluding valuations and on an adjusted tax-equivalent basis:

	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Net Interest Income (in thousands)
Interest Income — GAAP	$832,686	$996,574	$1,126,897
Unrealized loss (gain) on derivative instruments	1,266	(5,519)	8,037

Interest income excluding valuations	833,952	991,055	1,134,934
Tax-equivalent adjustment	28,406	53,617	56,408

Interest income on a tax-equivalent basis excluding valuations	862,358	1,044,672	1,191,342

Interest Expense — GAAP	371,011	477,532	599,016
Unrealized gain (loss) on derivative instruments and liabilities measured at fair value	1,568	(45)	13,214

Interest expense excluding valuations	372,579	477,487	612,230

Net interest income — GAAP	$461,675	$519,042	$527,881

Net interest income excluding valuations	$461,373	$513,568	$522,704

Net interest income on a tax-equivalent basis excluding valuations	$489,779	$567,185	$579,112

Average Balances (in thousands)
Loans and leases	$12,801,107	$13,460,562	$12,393,589
Total securities and other short-term investments	4,873,837	5,865,662	5,689,217

Average Interest-Earning Assets	$17,674,944	$19,326,224	$18,082,806

Average Interest-Bearing Liabilities	$15,560,623	$17,099,692	$16,278,116

Average Yield/Rate
Average yield on interest-earning assets — GAAP	4.71%	5.16%	6.23%
Average rate on interest-bearing liabilities — GAAP	2.38%	2.79%	3.68%

Net interest spread — GAAP	2.33%	2.37%	2.55%

Net interest margin — GAAP	2.61%	2.69%	2.92%

Average yield on interest-earning assets excluding valuations	4.72%	5.13%	6.28%
Average rate on interest-bearing liabilities excluding valuations	2.39%	2.79%	3.76%

Net interest spread excluding valuations	2.33%	2.34%	2.52%

Net interest margin excluding valuations	2.61%	2.66%	2.89%

Average yield on interest-earning assets on a tax-equivalent basis and excluding valuations	4.88%	5.41%	6.59%
Average rate on interest-bearing liabilities excluding valuations	2.39%	2.79%	3.76%

Net interest spread on a tax-equivalent basis and excluding valuations	2.49%	2.62%	2.83%

Net interest margin on a tax-equivalent basis and excluding valuations	2.77%	2.93%	3.20%

     The following table summarizes the components of the changes in fair values of interest rate swaps and interest rate caps, which are included in interest income:

	Year Ended December 31,
(In thousands)	2010	2009	2008
Unrealized (loss) gain on derivatives (economic undesignated hedges):
Interest rate caps	$(1,174)	$3,496	$(4,341)
Interest rate swaps on loans	(92)	2,023	(3,696)

Net unrealized (loss) gain on derivatives (economic undesignated hedges)	$(1,266)	$5,519	$(8,037)

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

	Year Ended December 31,
(In thousands)	2010	2009	2008
		(In thousands)
Unrealized loss (gain) on derivatives (economic undesignated hedges):
Interest rate swaps on brokered CDs and options on stock index deposits	$2	$5,321	$(62,856)
Interest rate swaps and other derivatives on medium-term notes	(51)	199	(392)

Net unrealized (gain) loss on derivatives (economic undesignated hedges)	(49)	5,520	(63,248)

Unrealized (gain) loss on liabilities measured at fair value:
Unrealized (gain) loss on brokered CDs	—	(8,696)	54,199
Unrealized (gain) loss on medium-term notes	(1,519)	3,221	(4,165)

Net unrealized (gain) loss on liabilities measured at fair value	(1,519)	(5,475)	50,034

Net unrealized (gain) loss on derivatives (economic undesignated hedges) and liabilities measured at fair value	$(1,568)	$45	$(13,214)

          Interest income on interest-earning assets primarily represents interest earned on loans receivable and investment securities.
          Interest expense on interest-bearing liabilities primarily represents interest paid on brokered CDs, branch-based deposits, repurchase agreement, advances from the FHLB and FED and notes payable.
     Unrealized gains or losses on derivatives represent changes in the fair value of derivatives, primarily interest rate caps and swaps used for protection against rising interest rates and, for 2009 and 2008, mainly related to interest rate swaps that economically hedged brokered CDs and medium term notes. All interest rate swaps related to brokered CDs were called during the course of 2009 due to the low level of interest rates and, as a consequence, the Corporation exercised its call option on the swapped-to-floating brokered CDs that were recorded at fair value.
          Unrealized gains or losses on liabilities measured at fair value represents the change in the fair value of such liabilities (medium-term notes and brokered CDs), other than the accrual of interests.
     Derivative instruments, such as interest rate swaps, are subject to market risk. While the Corporation does have certain trading derivatives to facilitate customer transactions, the Corporation does not utilize derivative instruments for speculative purposes. As of December 31, 2010, most of the interest rate swaps outstanding are used for protection against rising interest rates. In the past, the volume of interest rate swaps was much higher, as they were used to convert the fixed-rate of a large portfolio of brokered CDs, mainly those with long-term maturities, to a variable rate and mitigate the interest rate risk related to variable rate loans. Refer to Note 32 of the Corporation’s audited financial statements for the year ended December 31, 2010 included in Item 8 of this Form 10-K for further details concerning the notional amounts of derivative instruments and additional information. As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on net interest income. This will depend, for the most part, on the shape of the yield curve, the level of interest rates, as well as the expectations for rates in the future.
          2010 compared to 2009
     Net interest income decreased 11% to $461.7 million for 2010 from $519.0 million in 2009. The decrease in net interest income was mainly related to the deleveraging of the Corporation’s balance sheet to preserve its capital position, the adverse impact on net interest margin of maintaining a higher liquidity position and continued pressures from the high level of non-performing loans. Partially offsetting the decrease in average interest-earning assets were reduced funding costs and improved spreads in commercial loans.
     The average volume of interest-earning assets for 2010 decreased by $1.7 billion compared to 2009. The reduction in average earning assets primarily reflected a decrease of $991.8 million for 2010 in average investment securities and other short term investments, and a decrease of $659.5 million for 2010 in average loans. The decrease is consistent with the Corporation’s deleveraging and balance sheet repositioning strategy for capital preservation purposes, and was achieved mainly by selling investment securities and reducing the loan portfolio via paydowns and charge-offs.
     The decrease in average securities was driven by the sale of approximately $2.3 billion of investment securities during 2010, mainly U.S. agency MBS, including the sale during the third quarter of 2010 of $1.2 billion of U.S. agency MBS that was matched with the early extinguishment of a matching set of repurchase agreements.
     Given the Corporation’s balance sheet structure and the shape and level of the yield curve, which in turn is reflected in the valuation of the securities and the repurchase agreements, the Corporation took advantage of market conditions during the third quarter of 2010 and completed the sale of approximately $1.2 billion of MBS that was matched with the early termination of approximately $1.0 billion of repurchase agreements. The cost of the unwinding of the repurchase agreements of $47.4 million offset the gain of $47.1 million realized on the sale of investment securities. The repaid repurchase agreements were scheduled to mature at various dates between January 2011 and October 2012 and had a weighted average cost of 4.30%, which was higher than the average yield of 3.93% on the securities that were sold. This balance sheet re-structuring transaction, through which $1 billion of higher cost liabilities was disposed without material earnings impact in the immediate term, will provide for enhancement of net interest margin in the future, while also improving the Corporation’s leverage ratio.
     The average volume of all major loan categories, in particular the average volume of construction and commercial loans, decreased for 2010 compared to 2009. The average volume of construction loans decreased by $274.5 million, mainly due to the charge-off activity, repayments and the sale of non-performing credits, including the partial effect of the approximately $118.4 million of non-performing construction loans sold in 2010. The decrease also showed the effect of some very early improvements in residential construction projects in Puerto Rico. On September 2, 2010, the Government of Puerto Rico enacted legislation that provides, among other things, incentives to buyers of residences on the Island. Such measures could result in improvements in the construction lending sector. Refer to the “Financial Condition and Operating Data Analysis — Commercial and Construction Loans” section below for additional information. The decrease in average commercial loans of $152.7 million for 2010, as compared to 2009, was primarily related to both paydowns and charge-offs, including repayments of facilities granted to the Puerto Rico and Virgin Islands governments. The average volume of residential mortgage loans decreased by $35.5 million for 2010, compared to 2009, driven by $174.3 million in sales of performing residential loans in the secondary market, and by charge-offs and paydowns. The average volume of consumer loans (including finance leases) decreased by $196.7 million for 2010, compared to 2009, resulting from paydowns and charge-offs that exceeded new loan originations.
     As mentioned above, the deleveraging and balance sheet repositioning strategies resulted in a net reduction in securities and loans that have allowed a reduction in average wholesale funding of $2.4 billion for 2010, including repurchase agreements, advances and brokered CDs. The average balance of brokered CDs decreased to $7.0 billion for 2010 from $7.3 billion for 2009. The average balance of interest-bearing deposits, excluding brokered CDs, increased by 20%, or $847.0 million, for 2010, as compared to 2009.
     Net interest margin on an adjusted tax-equivalent basis and excluding valuations decreased to 2.77% for 2010 from 2.93% for 2009, adversely affected by the maintenance of excess liquidity in the balance sheet due to the current economic environment. Liquidity volumes were significantly higher than normal levels as reflected in average balances in money market and overnight funding of $778.4 million for 2010 compared to $182.2 million for 2009. Also affecting the margin were the lower yields on investments affected by the MBS sales and the approximately $1.6 billion in investment securities called during 2010 that were replaced with lower yielding U.S. agency investment securities. The high volume of non-performing loans continued to pressure net interest margins as interest payments of approximately $6.2 million during 2010 were applied against the related principal balance for loans recorded under the cost-recovery method. Partially offsetting the aforementioned factors was the reduction in funding costs and improved spreads in commercial loans. The overall average cost of funding decreased by 40 basis points for 2010, compared to 2009, as the Corporation benefited from the lower deposit pricing on its core and brokered CDs and from the roll-off and repayments of higher cost funds, such as maturing brokered CDs. The higher yield on commercial loans resulted from a wider LIBOR spread, higher spreads on loan renewals and improved pricing, as the Corporation has been increasing the use of interest rate floors in new commercial loan agreements.

     On an adjusted tax-equivalent basis and excluding valuations, net interest income decreased by $77.4 million, or 13%, for 2010 compared to 2009. The decrease for 2010 includes a decrease of $25.2 million, compared to 2009, in the tax-equivalent adjustment. The tax-equivalent adjustment increases interest income on tax-exempt securities and loans by an amount which makes tax-exempt income comparable, on a pre-tax basis, to the Corporation’s taxable income as previously stated. The decrease in the tax-equivalent adjustment was mainly related to decreases in the interest rate spread on tax-exempt assets, primarily due to a higher proportion of taxable assets to total interest-earning assets resulting from the maintenance of a higher liquidity position and lower yields on U.S. agency and MBS held by the Bank’s IBE subsidiary. The Corporation replaced securities called and prepayments and sales of MBS with shorter-term securities.
     2009 compared to 2008
     Net interest income decreased 2% to $519.0 million for 2009 from $527.9 million for 2008, adversely impacted by a 27 basis point decrease, on an adjusted tax-equivalent basis, in the Corporation’ net interest margin. The decrease in the yield of the Corporation’s average interest-earning assets declined more than the cost of the average interest-bearing liabilities. The yield on interest-earning assets decreased 118 basis points to 5.41% for 2009 from 6.59% for 2008. The decrease was primarily the result of a lower yield on average loans which decreased 125 basis points to 5.55% for 2009 from 6.80% for 2008. The decrease in the yield on average loans was primarily due to the increase in non-accrual loans which resulted in the reversal of accrued interest. Also contributing to a lower yield on average loans was the decline in market interest rates that resulted in reductions in interest income from variable rate loans, primarily commercial and construction loans tied to short-term indexes, even though the Corporation was actively increasing spreads on loans renewals. The Corporation increased the use of interest rate floors in new commercial and construction loans agreements and renewals in 2009 to protect net interest margins going forward. The average 3-month LIBOR for 2009 was 0.69% compared to 2.93% for 2008 and the Prime Rate for 2009 was 3.25% compared to an average of 5.08% for 2008. Lower yields were also observed in the investment securities portfolio, driven by the approximately $946 million of U.S. agency debentures called in 2009 and MBS prepayments, which were replaced with lower yielding investments financed with very low-cost sources of funding.
     The cost of average-interest bearing liabilities decreased 97 basis points to 2.79% for 2009 from 3.76% for 2008, primarily due to the decline in short-term rates and changes in the mix of funding sources. The weighted-average cost of brokered CDs decreased 103 basis points to 3.12% for 2009 from 4.15% for 2008 primarily due to the replacement of maturing or callable brokered CDs that had interest rates above current market rates with shorter-term brokered CDs. Also, as a result of the general decline in market interest rates, lower interest rates were paid on existing customer money market and savings accounts coupled with lower interest rates paid on new deposits. In addition, the Corporation increased the use of short-term advances from the FHLB and the FED. The Corporation increased its short-term borrowings as a measure of interest rate risk management to match the shortening in the average life of the investment portfolio and shifted the funding emphasis to retail deposits to reduce reliance on brokered CDs.
     Partially offsetting the compression in the net interest margin was an increase of $1.2 billion in average interest-earning assets. The higher volume of average interest-earning assets was driven by the growth of the C&I loan portfolio in Puerto Rico, primarily due to credit facilities extended to the Puerto Rico Government and its political subdivisions. Also, funds obtained through short-term borrowings were invested, in part, in the purchase of investment securities to mitigate the decline in the average yield on securities that resulted from the acceleration of MBS prepayments and calls of U.S. agency debentures.
     On an adjusted tax-equivalent basis, net interest income decreased by $11.9 million, or 2%, for 2009 compared to 2008. The decrease was principally due to lower yields on earning-assets as described above and a decrease of $2.8 million in the tax-equivalent adjustment. The tax-equivalent adjustment increases interest income on tax-exempt securities and loans by an amount which makes tax-exempt income comparable, on a pre-tax basis, to the Corporation’s taxable income as previously stated. The decrease in the tax-equivalent adjustment was mainly related to decreases in the interest rate spread on tax-exempt assets, mainly due to lower yields on U.S. agency debentures an MBS held by the Bank’s IBE subsidiary, as the Corporation replaced securities called and sold as well as prepayments of MBS with shorter-term securities, and due to the decrease in income tax savings on securities held by FirstBank Overseas Corporation resulting from the temporary 5% tax imposed in 2009 to all IBEs (see Income Taxes discussion below).

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
     During 2010, the Corporation recorded a provision for loan and lease losses of $634.6 million, compared to $579.9 million in 2009 and $190.9 million in 2008.
     2010 compared to 2009
     The provision for loans and lease losses for 2010 of $634.6 million, including $102.9 million associated with loans transferred to held for sale, increased by $54.7 million, or 9%, compared to the provision recorded for 2009. Excluding the provision related to loans transferred to held for sale, the provision decreased by $48.2 million to $531.7 million for 2010. The decrease was mainly related to lower charges to specific reserves for the construction and commercial portfolio, a slower migration of loans to non-performing status and the overall reduction of the loan portfolio. Much of the decrease in the provision is related to the construction loan portfolio in Florida and the commercial and industrial (C&I) loan portfolio in Puerto Rico. The decreases in the provisioning for these portfolios, excluding the provision related to loans transferred to held for sale, were partially offset by an increase in the provision for the residential mortgage loans portfolio affected by increases in historical loss rates and declines in collateral value. The provision to net-charge offs ratio, excluding the provision and net charge-offs of loans transferred to held for sale, of 120% for 2010, compared to 174% for 2009, reflects, among other things, charge-offs recorded during the year that did not require additional provisioning, including certain non-performing loans sold during the year. Expressed as a percent of period-end total loans receivable, the reserve coverage ratio increased to 4.74% at December 31, 2010, compared with 3.79% at December 31, 2009.
     With respect to the United States loan portfolio, the Corporation recorded a $119.5 million provision for 2010, compared to $188.7 million for 2009. The decrease was mainly related to the construction loan portfolio and reflected lower charges to specific reserves, the slower migration of loans to non-performing status and the overall reduction of the Corporation’s exposure to construction loans in Florida to $78.5 million as of December 31, 2010 from $299.5 million as of December 31, 2009. The provision for construction loans in the United States decreased by $68.4 million for 2010 as the non-performing construction loans portfolio in this region decreased by 79% to $49.6 million, compared to $246.3 million as of December 31, 2009. As of December 31, 2010, approximately $70.9 million, or 90%, of the total exposure to construction loans in Florida was individually measured for impairment. The Corporation halted construction lending in Florida and continues to reduce its credit exposure in this market through the disposition of assets and different loss mitigation initiatives as the end of this difficult economic cycle appears to be approaching. During 2010, the Corporation completed the sale of approximately $206.5 million of non-performing construction and commercial mortgage loans and other non-performing assets in Florida.
     In terms of geography, the Corporation recorded a $488.0 million provision for loan and lease losses associated with the Puerto Rico’s loan portfolio, including the $102.9 million provision relating to the transfer of loans to held for sale, compared to a provision of $366.0 million in 2009. Excluding the provision relating to the loans transferred to held for sale, the provision in Puerto Rico increased by $19.1 million to $385.1 million for 2010. The increase in the total provision was mainly related to the residential and commercial mortgage loan portfolio, which increased by $47.5 million and $48.8 million, respectively, driven by negative trends in loss rates and falling property values confirmed by recent appraisals and/or broker price opinions. The reserve factors for residential mortgage loans were recalibrated in 2010 as part of further segmentation and analysis of this portfolio for purposes of computing the required specific and general reserves. The review included the incorporation of updated loss factors to loans expected to liquidate considering the expected realization of the values of similar assets at disposition. The provision for construction loans increased by $94.5 million mainly related to higher charges to specific reserves in 2010 and increases to the general reserve factors. This was partially offset by a decrease of $74.0 million in the provision for the C&I loan portfolio attributable to the slower migration of loans to non-performing and/or impaired status, the overall reduction in the C&I portfolio size and the determination that lower reserves were required for certain loans that were individually evaluated for impairment in 2010, based on the underlying value of the collateral, when compared to the reserves required for these loans in periods prior to 2010.
     Refer to the discussions under “Credit Risk Management” below for an analysis of the allowance for loan and lease losses, non-performing assets, impaired loans and related information, and refer to the discussions under “Financial Condition and Operating Analysis — Loan Portfolio” and under “Risk Management — Credit Risk Management” below for additional information concerning the Corporation’s loan portfolio exposure in the geographic areas where the Corporation does business.
     2009 compared to 2008
     The increase, as compared to 2008, was mainly related to:
•	Increases in specific reserves for construction and commercial impaired loans.

•	Increases in non-performing and net charge-offs levels.

•	The migration of loans to higher risk categories, thus requiring higher general reserves.

•	The overall growth of the loan portfolio.
     Even though the deterioration in credit quality was observed in all of the Corporation’s portfolios, it was more significant in the construction and C&I loan portfolios, which were affected by the stagnant housing market and further deterioration in the economies of the markets served. The provision for loan losses for the construction loan portfolio increased by $211.1 million and the provision for the C&I loan portfolio increased by $108.6 million compared to 2008. This increase accounts for approximately 82% of the increase in the provision. As mentioned above, the increase was mainly driven by the migration of loans to higher risk categories, increases in specific reserves for impaired loans, and increases to loss factors used to determine the general reserve to account for negative trends in non-performing loans, charge-offs affected by declines in collateral values and economic indicators. The provision for residential mortgages also increased significantly for 2009, as compared to 2008, an increase of $32 million, as a result of updating general reserve factors and a higher portfolio of delinquent loans evaluated for impairment purposes that was adversely impacted by decreases in collateral values.
     In terms of geography, the Corporation recorded a $366.0 million provision in 2009 for its loan portfolio in Puerto Rico compared to $125.0 million in 2008, an increase of $241.0 million mainly related to the C&I and construction loans portfolio. The provision for C&I loans in Puerto Rico increased by $114.8 million and the provision for the construction loan portfolio in Puerto Rico increased by $101.3 million. Rising unemployment and the depressed economy negatively impacted borrowers and was reflected in a persistent decline in the volume of new housing sales and underperformance of important sectors of the economy.
     With respect to the United States loan portfolio, the Corporation recorded a $188.7 million provision in 2009 compared to a $53.4 million provision in 2008, an increase of $135.3 million mainly related to the construction loan portfolio. The provision for construction loans in the United States increased by $95.0 million compared to 2008, primarily due to charges against specific reserves for impaired construction projects, mainly collateral dependent loans that were charged-off to their collateral value in 2009. Impaired loans in the United States increased from $210.1 million at December 31, 2008 to $461.1 million by the end of 2009. As of December 31, 2009, approximately 89%, or $265.1 million, of the total exposure to construction loans in Florida was individually measured for impairment.

Non-interest Income
     The following table presents the composition of non-interest income:

	2010	2009	2008
		(In thousands)
Other service charges on loans	$7,224	$6,830	$6,309
Service charges on deposit accounts	13,419	13,307	12,895
Mortgage banking activities	13,615	8,605	3,273
Rental income	—	1,346	2,246
Insurance income	7,752	8,668	10,157
Other operating income	20,636	18,362	18,570

Non-interest income before net gain on investments and loss on early extinguishment of repurchase agreements	62,646	57,118	53,450

Gain on VISA shares and related proceeds	10,668	3,784	9,474
Net gain on sale of investments	93,179	83,020	17,706
OTTI on equity securities and corporate bonds	(603)	(388)	(5,987)
OTTI on debt securities	(582)	(1,270)	—

Net gain on investments	102,662	85,146	21,193

Loss on early extinguishment of repurchase agreements	(47,405)	—	—

Total	$117,903	$142,264	$74,643

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

     2010 compared to 2009
     Non-interest income decreased $24.4 million, or 17%, to $117.9 million in 2010, primarily reflecting:
▪	Lower gains on sale of investments securities, other than the sale of MBS that was matched with the early termination of repurchase agreements, as the Corporation realized gains of approximately $46.1 million on the sale of approximately $1.2 billion of investment securities, mainly U.S. agency MBS, compared to the $82.8 million gain recorded in 2009. Also, a nominal loss of $0.3 million was recorded in 2010, resulting from a transaction in which the Corporation sold approximately $1.2 billion in MBS, combined with the unwinding of $1.0 billion of repurchase agreements as part of a balance sheet repositioning strategy.

▪	A $1.3 million decrease in rental income due to the divestiture of the short-term rental business operated by the Corporation’s subsidiary, First Leasing, during the fourth quarter of 2009.

▪	A $0.9 million decrease in income from insurance-related activities.
     Partially offsetting the aforementioned decreases were:
▪	A $6.9 million increase in gains from sales of VISA shares.

▪	A $5.0 million increase in income from mortgage banking activities, primarily related to gains (including the recognition of servicing rights) of $12.1 million recorded on the sale of approximately $174.3 million of residential mortgage loans in the secondary market compared to gains of $7.4 million on the sale of approximately $117.0 million of residential mortgage loans during 2009.

▪	A $2.1 million increase in broker-dealer income mainly related to bond underwriting fees.
     2009 compared to 2008
     Non-interest income increased $67.6 million to $142.3 million in 2009, primarily reflecting:
▪	A $59.6 million increase in realized gains on the sale of investment securities, primarily reflecting a $79.9 million gain on the sale of MBS (mainly U.S. agency fixed-rate MBS), compared to realized gains on the sale of MBS of $17.7 million in 2008. In an effort to manage interest rate risk, and take advantage of favorable market valuations, approximately $1.8 billion of U.S. agency MBS (mainly 30 year fixed-rate U.S. agency MBS) were sold in 2009, compared to approximately $526 million of U.S. agency MBS sold in 2008.

▪	A $5.3 million increase in gains from mortgage banking activities, due to the increased volume of loan sales and securitizations. Servicing assets recorded at the time of sale amounted to $6.1 million for 2009 compared to $1.6 million for 2008. The increase is mainly related to $4.6 million of capitalized servicing assets in connection with the securitization of approximately $305 million FHA/VA mortgage loans into GNMA MBS. For the first time in several years, the Corporation has been engaged in the securitization of mortgage loans since early 2009.

▪	A $5.6 million decrease in OTTI charges related to equity securities and corporate bonds, partially offset by OTTI charges through earnings of $1.3 million in 2009 related to the credit loss portion of available-for-sale private label MBS.
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

Non-Interest Expense
     The following table presents the components of non-interest expenses:

	2010	2009	2008
		(In thousands)
Employees’ compensation and benefits	$121,126	$132,734	$141,853
Occupancy and equipment	59,494	62,335	61,818
Deposit insurance premium	60,292	40,582	10,111
Other taxes, insurance and supervisory fees	21,210	20,870	22,868
Professional fees — recurring	18,500	12,980	12,572
Professional fees — non-recurring	2,787	2,237	3,237
Servicing and processing fees	8,984	10,174	9,918
Business promotion	12,332	14,158	17,565
Communications	7,979	8,283	8,856
Net loss on REO operations	30,173	21,863	21,373
Other	23,281	25,885	23,200

Total	$366,158	$352,101	$333,371

     2010 compared to 2009
     Non-interest expense increased by $14.1 million to $366.2 million principally attributable to:
▪	An increase of $19.7 million in the FDIC deposit insurance premium expense, mainly related to increases in premium rates and a higher average volume of deposits.

▪	A $8.3 million increase in losses from REO operations due to write-downs to the value of repossessed residential and commercial properties as well as higher costs associated with a larger inventory.

▪	A $6.1 million increase in professional fees, attributable in part to higher legal fees related to collections and foreclosure procedures and mortgage appraisals, as well as in the implementation of strategic initiatives.
     Partially offsetting the increases mentioned above:
▪	A $11.6 million decrease in employees’ compensation and benefits from reductions in bonuses and incentive compensation, coupled with the impact of a reduction in headcount. During 2010, the Corporation reduced its headcount by approximately 195 or 7%.

▪	The impact in 2009 of a non-recurring $2.6 million charge to property tax expense attributable to the reassessed value of certain properties.

▪	A $1.8 million decrease in business promotion expenses due to a lower level of marketing activities.

▪	The impact in 2009 of a $4.0 million impairment charge associated with the core deposit intangible asset in the Corporation’s Florida operations included as part of Other expenses in the above table.
     The Corporation intends to continue improving its operating efficiency by further reducing controllable expenses, rationalizing its business operations and enhancing its technological infrastructure through targeted investments.

     2009 compared to 2008
     Non-interest expenses increased $18.7 million to $352.1 million for 2009 primarily reflecting:
▪	An increase of $30.5 million in the FDIC deposit insurance premium, including $8.9 million for the special assessment levied by the FDIC in 2009 and increases in regular assessment rates. The FDIC increased its insurance premium rates for banks in 2009 due to losses to the FDIC insurance fund as a result of bank failures during 2008 and 2009, coupled with additional losses that the FDIC projected for the future due to anticipated additional bank failures.

▪	A $4.0 million impairment of the core deposit intangible of FirstBank Florida, recorded in 2009 as part of other non-interest expenses. The core deposit intangible represents the value of the premium paid to acquire core deposits of an institution. Core deposit intangible impairment occurs when the present value of expected future earnings attributed to maintaining the core deposit base decreases. Factors which contributed to the impairment include deposit run-off and a shift of customers to time certificates.

▪	A $1.8 million increase in the reserve for probable losses on outstanding unfunded loan commitments recorded as part of other non-interest expenses. The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance-sheet loan commitments at the balance sheet date, and it was mainly related to outstanding construction loans commitments. It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statement of financial condition.
The aforementioned increases were partially offset by decreases in certain controllable expenses such as:
▪	A $9.1 million decrease in employees’ compensation and benefit expenses, mainly due to a lower headcount and reductions in bonuses, incentive compensation and overtime costs. The number of full time equivalent employees decreased by 163, or 6%, during 2009.

▪	A $3.4 million decrease in business promotion expenses due to a lower level of marketing activities.

▪	A $1.1 million decrease in taxes, other than income taxes, mainly driven by a decrease in municipal taxes which are assessed based on taxable gross revenues.

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
     Under the Puerto Rico Internal Revenue Code of 1994, as amended (the “PR Code”), the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns and, thus, the Corporation is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss, a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable carry forward period (7 years except for losses incurred during taxable years 2005 through 2012 in which the carryforward period is 10 years). The PR Code provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations. Dividend payments from a U.S. subsidiary to the Corporation are subject to a 10% withholding tax based on the provisions of the U.S. Internal Revenue Code.
     Under the PR Code, First BanCorp is subject to a maximum statutory tax rate of 39%. In 2009, the Puerto Rico Government approved Act No. 7 (the “Act”) to stimulate Puerto Rico’s economy and to reduce the Puerto Rico Government’s fiscal deficit. The Act imposes a series of temporary and permanent measures, including the imposition of a 5% surtax over the total income tax determined, which is applicable to corporations, among others, whose combined income exceeds $100,000, effectively resulting in an increase in the maximum statutory tax rate from 39% to 40.95% and an increase in the capital gain statutory tax rate from 15% to 15.75%. These temporary measures are effective for tax years that commenced after December 31, 2008 and before January 1, 2012. The PR Code also includes an alternative minimum tax of 22% that applies if the Corporation’s regular income tax liability is less than the alternative minimum tax requirements.
     The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through an International Banking Entity (“IBE”) of the Bank (“FirstBank IBE”) and through the Bank’s subsidiary, FirstBank Overseas Corporation, in which the interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation. Under the Act, all IBE are subject to the special 5% tax on their net income not otherwise subject to tax pursuant to the PR Code. This temporary measure is also effective for tax years that commenced after December 31, 2008 and before January 1, 2012. FirstBank IBE and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico. IBEs that operate as a unit of a bank pay income taxes at normal rates to the extent that the IBEs’ net income exceeds 20% of the bank’s total net taxable income.
     On January 31, 2011, the Puerto Rico Government approved Act No. 1 which repealed the 1994 Code and established a new Puerto Rico Internal Revenue Code (the “2010 Code”). The provisions of the 2010 Code are generally applicable to taxable years commencing after December 31, 2010. The matters discussed above are equally applicable under the 2010 Code except that the maximum corporate tax rate has been reduced from 39% (40.95% for calendar years 2009,and 2010) to 30% (25% for taxable years commencing after December 31, 2013 if certain economic conditions are met by the Puerto Rico economy). Corporations are entitled to elect continue to determine its Puerto Rico income tax responsibility for such 5 year period under the provisions of the 1994 Code.

     For additional information relating to income taxes, see Note 27 to the Corporation’s audited financial statements for the year ended December 31, 2010 included in Item 8 of this Form 10-K, including the reconciliation of the statutory to the effective income tax rate for 2010, 2009 and 2008.
     2010 compared to 2009
     For 2010, the Corporation recorded an income tax expense of $103.1 million compared to an income tax expense of $4.5 million for 2009. The income tax expense for 2010 is mainly related to an incremental $93.7 million non-cash charge in the fourth quarter of 2010 to the valuation allowance of the Bank’s deferred tax asset. As of December 31, 2010, the deferred tax asset, net of a valuation allowance of $445.8 million, amounted to $9.3 million compared to $109.2 million as of December 31, 2009. The decrease was mainly associated with the aforementioned $93.7 million charge to increase the valuation allowance of the Bank’s deferred tax asset.
     Accounting for income taxes requires that companies assess whether a valuation allowance should be recorded against their deferred tax asset based on the consideration of all available evidence, using a “more likely than not” realization standard. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. In making such assessment, significant weight is to be given to evidence that can be objectively verified, including both positive and negative evidence. The accounting for income taxes guidance requires the consideration of all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of the reversal of temporary differences and carryforwards, taxable income in carryback years and tax planning strategies. In estimating taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance, and recognizes tax benefits only when deemed probable of realization.
     In assessing the weight of positive and negative evidence, a significant negative factor that resulted in increases of the valuation allowance was that the Corporation’s banking subsidiary, FirstBank Puerto Rico, continues in a three-year historical cumulative loss position as of the end of the year 2010, mainly as a result of charges to the provision for loan and lease losses as a result of the economic downturn and has projected to be in a loss position in 2011. As of December 31, 2010, management concluded that $9.3 million of the net deferred tax asset will be realized. The Corporation’s deferred tax assets for which it has not established a valuation allowance relate to profitable subsidiaries and to amounts that can be realized through future reversals of existing taxable temporary differences. To the extent the realization of a portion, or all, of the tax asset becomes “more likely than not” based on changes in circumstances (such as, improved earnings, changes in tax laws or other relevant changes), a reversal of that portion of the deferred tax asset valuation allowance will then be recorded.
     2009 compared to 2008
     For 2009, the Corporation recognized an income tax expense of $4.5 million, compared to an income tax benefit of $31.7 million for 2008. The fluctuation in income tax expense for 2009 mainly resulted from non-cash charges of approximately $184.4 million to increase the valuation allowance for the Corporation’s deferred tax asset. As of December 31, 2009, the deferred tax asset, net of a valuation allowance of $191.7 million, amounted to $109.2 million compared to $128.0 million as of December 31, 2008. In assessing the weight of positive and negative evidence, a significant negative factor that resulted in the increase of the valuation allowance was that the Corporation’s banking subsidiary FirstBank Puerto Rico was in a three-year historical cumulative loss as of the end of 2009 mainly as a result of charges to the provision for loan and lease losses, especially in the construction portfolio both in Puerto Rico and the United States, resulting from the economic downturn.
     The increase in the valuation allowance does not have any impact on the Corporation’s liquidity, nor does such an allowance preclude the Corporation from using tax losses, tax credits or other deferred tax assets in the future.

     Partially offsetting the impact of the increase in the valuation allowance, was the reversal of approximately $19 million of UTBs as further discussed below. The income tax provision in 2009 was also impacted by adjustments to deferred tax amounts as a result of the aforementioned changes to the PR Code enacted tax rates. The effect of a higher temporary statutory tax rate over the normal statutory tax rate resulted in an additional income tax benefit of $10.4 million for 2009 that was partially offset by an income tax provision of $6.6 million related to the special 5% tax on the operations of FirstBank Overseas Corporation. Deferred tax amounts have been adjusted for the effect of the change in the income tax rate considering the enacted tax rate expected to apply to taxable income in the period in which the deferred tax asset or liability is expected to be settled or realized.
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
OPERATING SEGMENTS
     Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of December 31, 2010, the Corporation had six reportable segments: Consumer (Retail) Banking; Commercial and Corporate Banking; Mortgage Banking; Treasury and Investments; United States operations; and Virgin Islands operations. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments. For information regarding First BanCorp’s reportable segments, please refer to Note 33 “Segment Information” to the Corporation’s audited financial statements for the year ended December 31, 2010 included in Item 8 of this Form 10-K.
     The accounting policies of the segments are the same as those described in Note 1 — “Nature of Business and Summary of Significant Accounting Policies” to the Corporation’s audited financial statements for the year ended December 31, 2010 included in Item 8 of this Form 10-K. The Corporation evaluates the performance of the segments based on net interest income, the estimated provision for loan and lease losses, non-interest income and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the allowance for loan and lease losses.
     The Treasury and Investment segment lends funds to the Consumer (Retail) Banking, Mortgage Banking and Commercial and Corporate Banking segments to finance their lending activities and borrows funds from those segments and from the United States Operations Segment. The Consumer (Retail) Banking and the United States Operations segment also lend funds to other segments. The interest rates charged or credited by Treasury and Investment and the Consumer (Retail) Banking and the United States Operations segments are allocated based on market rates. The difference between the allocated interest income or expense and the Corporation’s actual net interest income from centralized management of funding costs is reported in the Treasury and Investments segment.
Consumer(Retail)Banking
     The Consumer (Retail) Banking segment consists of the Corporation’s consumer lending and deposit-taking activities conducted mainly through FirstBank’s branch network and loan centers in Puerto Rico. Loans to consumers include auto, boat and personal loans and lines of credit. Deposit products include interest bearing and non-interest bearing checking and savings accounts, Individual Retirement Accounts (IRA) and retail certificates of deposit. Retail deposits gathered through each branch of FirstBank’s retail network serve as one of the funding sources for the lending and investment activities.
     Consumer lending has been mainly driven by auto loan originations. The Corporation follows a strategy of seeking to provide outstanding service to selected auto dealers that provide the channel for the bulk of the Corporation’s auto loan originations.
     Personal loans and, to a lesser extent, marine financing and a small revolving credit portfolio also contribute to interest income generated on consumer lending. Credit card accounts are issued under FirstBank’s name through an alliance with a nationally recognized financial institution, which bears the credit risk. Management plans to continue to be active in the consumer loans market, applying the Corporation’s strict underwriting standards. Other activities included in this segment are finance leases and insurance activities in Puerto Rico.
     The highlights of the Consumer (Retail) Banking segment financial results for the year ended December 31, 2010 include the following:
•	Segment income before taxes for the year ended December 31, 2010 was $23.7 million compared to $24.2 million and $27.1 million for the years ended December 31, 2009 and 2008, respectively.

•	Net interest income for the year ended December 31, 2010 was $141.2 million compared to $133.8 million and $161.2 million for the years ended December 31, 2009 and 2008, respectively. The increase in net interest income was mainly associated with lower interest rates paid on the Bank’s core deposit base. The consumer loan portfolio is mainly composed of fixed-rate loans financed with shorter-term borrowings, thus positively affected by lower deposit costs as well as from a larger core deposit base as amounts charged to other segments increased during 2010. The decrease in 2009, compared to 2008, reflects a diminished consumer loan portfolio due to principal repayments and charge-offs relating to the auto and personal loans portfolios.

•	The provision for loan and lease losses for 2010 increased by $5.5 million compared to the same period in 2009 and decreased by $26.5 million when comparing 2009 with the same period in 2008. The increase in the provision mainly resulted from increases in general reserve factors associated with economic factors. The decrease in the provision for 2009, compared to 2008, was mainly related to the lower amount of the consumer loan portfolio, a relative stability in delinquency and non-performing levels, and a decrease in net charge-offs attributable in part to the changes in underwriting standards implemented since late 2005 and the origination using these new underwriting standards of new consumer loans to replace maturing consumer loans that had an average life of approximately four years.

•	Non-interest income for the year ended December 31, 2010 was $28.9 million compared to $32.0 million and $35.5 million for the years ended December 31, 2009 and 2008, respectively. The decrease for 2010 and 2009 was mainly related to lower income from daily vehicle rental activities as the Corporation divested its short-term rental business during the fourth quarter of 2009. Lower insurance income and lower credit card related fees also contributed to the decrease in non-interest income, partially offset by higher service charges on deposit accounts and higher interchanges fee revenue and other ATM fee income.

•	Direct non-interest expenses for the year ended December 31, 2010 were $94.7 million compared to $95.3 million and $97.0 million for the years ended December 31, 2009 and 2008, respectively. The decrease in direct non-interest expenses for 2010, as compared to 2009, was primarily due to a decrease in headcount and reductions in bonuses and overtime costs as well as reduced marketing activities for loan and deposit products and lower occupancy costs, partially offset by an increase in the FDIC insurance premium. The increase for 2009, compared to 2008, was primarily related to the increase in the FDIC insurance premium associated with increases in the regular assessment rates and the special fee levied in 2009. This was partially offset by reduction in compensation expenses, driven by a decrease in headcount and reductions in bonuses and overtime costs.

Commercial and Corporate Banking
     The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services across a broad spectrum of industries ranging from small businesses to large corporate clients. FirstBank has developed expertise in industries including healthcare, tourism, financial institutions, food and beverage, income-producing real estate and the public sector. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and other products such as cash management and business management services. A substantial portion of the commercial and corporate banking portfolio is secured by the underlying value of the real estate collateral and the personal guarantees of the borrowers. Although commercial loans involve greater credit risk than a typical residential mortgage loan because they are larger in size and more risk is concentrated in a single borrower, the Corporation has and maintains a credit risk management infrastructure designed to mitigate potential losses associated with commercial lending, including underwriting and loan review functions, sales of loan participations and continuous monitoring of concentrations within portfolios.
     The highlights of the Commercial and Corporate Banking segment financial results for the year ended December 31, 2010 include the following:
•	Segment loss before taxes for the year ended December 31, 2010 was $202.5 million compared to loss of $141.3 million for 2009 and income of $51.6 million for the year ended December 31, 2008.

•	Net interest income for the year ended December 31, 2010 was $210.9 million compared to $187.9 million and $117.1 million for the years ended December 31, 2009 and 2008, respectively. The increase in net interest income for 2010, compared to 2009, was mainly related to lower interest rates charged by other business segments due to the overall decrease in the average cost of funding and due to higher spreads on loan renewals and improved pricing. As previously stated, the Corporation has been increasing the use of interest rate floors in new commercial loan agreements. The increase for 2009, compared to 2008, was related to both an increase in the average volume of earning assets driven by new commercial loans originations and lower interest rates charged by other business segments due to the decline in short-term interest rates that more than offset lower loan yields due to the significant increase in non-accrual loans and to the repricing at lower rates. The increase in volume of earning assets in 2009 was primarily due to credit facilities extended to the Puerto Rico Government and its political subdivisions.

•	The provision for loan losses for 2010 was $359.4 million compared to $290.1 million and $43.3 million for 2009 and 2008, respectively. The increase in 2010 was mainly related to the aforementioned $102.9 million charge to the provision associated with loans transferred to held for sale. Excluding the provision relating to loans transferred to held for sale, the provision decreased by $33.6 million. The decrease was mainly related to a reduction in the provision for the C&I loan portfolio attributable to the slower migration of loans to non-performing and/or impaired status, the overall reduction in the C&I portfolio size and the determination that lower reserves were required for certain loans that were individually evaluated for impairment in 2010, based on the underlying value of the collateral, when compared to the reserves required for these loans in periods prior to 2010. The increase in the provision for loan and lease losses for 2009, compared to 2008, was mainly driven by the continuing pressures of a weak Puerto Rico economy and a stagnant housing market that were the main reasons for the increase in non-accrual loans, the migration of loans to higher risk categories (including a significant increase in impaired loans) and the increase in charge-offs. These have resulted in higher specific reserves in 2009 for impaired loans and increases in loss factors used for the determination of the general reserve. Refer to the “Provision for Loan and Lease Losses” discussion above and to the “Risk Management — Allowance for Loan and Lease Losses and Non-performing Assets” discussion below for additional information with respect to the credit quality of the Corporation’s commercial and construction loan portfolio.

•	Total non-interest income for the year ended December 31, 2010 amounted to $9.0 million compared to non-interest income of $5.7 million and $4.6 million for the years ended December 31, 2009 and 2008, respectively. The increase in non-interest income for 2010, compared to 2009, was mainly attributable to fees and commissions earned by broker-dealer activities that were concentrated in providing underwriting and financial advisory services to government entities in Puerto Rico. Also, similar to 2009 compared to 2008, an increase in cash management fees from corporate customers and higher non-deferrable loans fees such as agent, commitment and drawing fees from commercial customers contributed to the increase in non-interest income in 2010.

•	Direct non-interest expenses for 2010 were $63.0 million compared to $44.9 million and $26.7 million for 2009 and 2008, respectively. The increase for 2010 and 2009 was primarily due to the portion of the increase in the FDIC deposit insurance premium allocated to this segment; this was partially offset by a reduction in compensation expense. Also, for 2010 higher losses on REO operations contributed to the increase in expenses due to write-downs and higher costs associated with a larger inventory as well as higher professional service fees and an increase in the provision for unfunded loan commitments.
Mortgage Banking
     The Mortgage Banking segment conducts its operations mainly through FirstBank and its mortgage origination subsidiary, FirstMortgage. These operations consist of the origination, sale and servicing of a variety of residential mortgage loans products. Originations are sourced through different channels such as FirstBank branches, mortgage bankers and in association with new project developers. FirstMortgage focuses on originating residential real estate loans, some of which conform to Federal Housing Administration (“FHA”), Veterans Administration (“VA”) and Rural Development (“RD”) standards. Loans originated that meet FHA standards qualify for the FHA’s insurance program whereas loans that meet VA and RD standards are guaranteed by their respective federal agencies.
     Mortgage loans that do not qualify under these programs are commonly referred to as conventional loans. Conventional real estate loans could be conforming and non-conforming. Conforming loans are residential real estate loans that meet the standards for sale under the Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”) programs whereas loans that do not meet those standards are referred to as non-conforming residential real estate loans. The Corporation’s strategy is to penetrate markets by providing customers with a variety of high quality mortgage products to serve their financial needs faster and simpler and at competitive prices. The Mortgage Banking segment also acquires and sells mortgages in the secondary markets. Residential real estate conforming loans are sold to investors like FNMA and FHLMC. In December 2008, the Corporation obtained Commitment Authority from GNMA to issue GNMA mortgage-backed securities. Under this program, since early 2009, the Corporation has been securitizing FHA/VA mortgage loan production into the secondary market.
     The highlights of the Mortgage Banking segment financial results for the year ended December 31, 2010 include the following:
•	Segment loss before taxes for the year ended December 31, 2010 was $38.9 million compared to a loss of $14.3 million for 2009 and income of $8.3 million for the year ended December 31, 2008.

•	Net interest income for the year ended December 31, 2010 was $63.8 million compared to $39.2 million and $37.3 million for the years ended December 31, 2009 and 2008, respectively. The increase in net interest income for 2010 was mainly related to the decrease in the average cost of funding and, to a lesser extent, reductions in non-performing loans levels. The Mortgage banking portfolio is principally composed of fixed-rate residential mortgage loans tied to long-term interest rates that are financed with shorter-term borrowings, thus positively affected in a declining interest rate scenario as the one prevailing in 2010 and 2009. For 2009, the increase was also related to a higher portfolio, driven by the purchase of approximately $205 million of residential mortgages that previously served as collateral for a commercial loan extended to R&G Financial, a Puerto Rican financial institution.

•	The provision for loan and lease losses for 2010 was $76.9 million compared to $29.7 million and $9.0 million for the years ended December 31, 2009 and 2008, respectively. The increase in 2010 was driven by negative trends in loss rates and falling property values confirmed by recent appraisals and/or broker price opinions. The reserve factors for residential mortgage loans were recalibrated in 2010 as part of further segmentation and analysis of this portfolio for purposes of computing the required specific and general reserves. The review included the incorporation of updated loss factors to loans expected to liquidate considering the expected realization of the values of similar assets at disposition. The increase in 2009, compared to 2008 was mainly related to the increase in the volume of non-performing loans due to deteriorating economic conditions in Puerto Rico and an increase in reserve factors to account for the continued recessionary economic conditions and negative loss trends.

•	Non-interest income for the year ended December 31, 2010 was $13.2 million compared to $8.5 million and $2.7 million for the years ended December 31, 2009 and 2008, respectively. The increase in 2010, compared to 2009, was due to gains (including the recognition of servicing rights) of $12.1 million recorded on the sale of approximately $174.3 million of residential mortgage loans in the secondary market compared to gains of $7.4 million on the sale of approximately $117.0 million of residential mortgage loans during 2009. The increase in 2009, as compared to 2008 was driven by approximately $4.6 million of capitalized servicing assets recorded in connection with the securitization of approximately $305 million FHA/VA mortgage loans into GNMA MBS. For the first time in several years, the Corporation was engaged in the securitization of mortgage loans since early 2009.

•	Direct non-interest expenses in 2010 were $39.0 million compared to $32.3 million and $22.7 million for 2009 and 2008, respectively. The increase in 2010 and 2009 was also mainly related to the portion of the FDIC deposit insurance premium allocated to this segment, higher losses on REO operations associated with a higher volume of repossessed properties and write-downs to the value of REO properties. An increase in professional service fees also contributed to the increase in expenses in 2009 compared to 2008.
Treasury and Investments
     The Treasury and Investments segment is responsible for the Corporation’s treasury and investment management functions. In the treasury function, which includes funding and liquidity management, this segment sells funds to the Commercial and Corporate Banking segment, the Mortgage Banking segment, and the Consumer (Retail) Banking segment to finance their respective lending activities and purchase funds gathered by those segments and from the United States Operations segment. Funds not gathered by the different business units are obtained by the Treasury Division through wholesale channels, such as brokered deposits, Advances from the FHLB, repurchase agreements with investment securities, among others.
     Since the Corporation is a net borrower of funds, the securities portfolio does not result from the investment of excess funds. The securities portfolio is a leverage strategy for the purposes of liquidity management, interest rate management and earnings enhancement.
     The interest rates charged or credited by Treasury and Investments are based on market rates.
     The highlights of the Treasury and Investments segment financial results for the year ended December 31, 2010 include the following:
•	Segment income before taxes for the year ended December 31, 2010 amounted to $18.9 million compared to $171.4 million for 2009 and $142.3 million for the year ended December 31, 2008.
•	Net interest loss for the year ended December 31, 2010 was $30.5 million compared to net interest income of $94.4 million and $123.4 million for the years ended December 31, 2009 and 2008, respectively. The decrease in 2010 was mainly attributed to the deleverage of the investment securities portfolio (refer to the Financial and Operating Data Analysis — Investment Activities discussion below for additional information about investment purchases, sales and calls in 2010), the decrease in the amount credited to this segment due to the reductions in wholesale funding and lower interest rates, and the effect of maintaining higher than historical levels of liquidity, which affected the Corporation’s net interest margin during 2010. The decrease in 2009, as compared to 2008, was mainly due to the decrease in the amount credited to this segment for its deposit-taking activities due to the decline in interest rates and lower yields on investment securities. This was partially offset by reductions in the cost of funding as maturing brokered CDs were replaced with shorter-term CDs at lower prevailing rates and very low-cost sources of funding such as advances from the FED and a higher average volume of investments. Funds obtained through short-term borrowings were invested, in part, in the purchase of investment securities to mitigate the decline in the average yield on securities that resulted from the acceleration of MBS prepayments and calls of U.S. agency debentures.

•	Non-interest income for the year ended December 31, 2010 amounted to $55.2 million compared to income of $84.4 million and of $25.6 million for the years ended December 31, 2009 and 2008, respectively. The decrease in 2010, compare to 2009, was mainly related to lower gains on the sale of investment securities as the Corporation realized gains of approximately $46.1 million on the sale of approximately $1.2 billion of investment securities, mainly U.S. agency MBS, compared to the $82.8 million gain recorded in 2009. Also, a nominal loss of $0.3 million was recorded in 2010, resulting from a transaction in which the Corporation sold approximately $1.2 billion in MBS, combined with the unwinding of $1.0 billion of repurchase agreements as part of a balance sheet repositioning strategy. The increase in 2009, as compared to 2008, was driven by a $59.6 million increase in realized gains on the sale of investment securities, primarily reflecting a $79.9 million gain on the sale of MBS (mainly U.S. agency fixed-rate MBS), compared to realized gains on the sale of MBS of $17.7 million in 2008.

•	Direct non-interest expenses for 2010 were $5.9 million compared to $7.4 million and $6.7 million for 2009 and 2008, respectively. The fluctuations were mainly associated with professional service fees.
United States Operations
     The United States Operations segment consists of all banking activities conducted by FirstBank in the United States mainland. FirstBank provides a wide range of banking services to individual and corporate customers primarily in southern Florida through its ten branches. Our success in attracting core deposits in Florida has enabled us to become less dependent on brokered deposits. The United States Operations segment offers an array of both retail and commercial banking products and services. Consumer banking products include checking, savings and money market accounts, retail CDs, internet banking services, residential mortgages, home equity loans and lines of credit, automobile loans and credit cards through an alliance with a nationally recognized financial institution, which bears the credit risk. Deposits gathered through FirstBank’s branches in the United States also serve as one of the funding sources for lending and investment activities.
     The commercial banking services include checking, savings and money market accounts, CDs, internet banking services, cash management services, remote data capture and automated clearing house, or ACH, transactions. Loan products include the traditional commercial and industrial and commercial real estate products, such as lines of credit, term loans and construction loans.
     The highlights of the United States operations segment financial results for the year ended December 31, 2010 include the following:
•	Segment loss before taxes for the year ended December 31, 2010 was $145.8 million compared to a loss of $222.3 million and a loss of $62.4 million for the years ended December 31, 2009 and 2008, respectively.

•	Net interest income for the year ended December 31, 2010 was $15.2 million compared to $2.6 million and $28.8 million for the years ended December 31, 2009 and 2008, respectively. The increase in 2010 was mainly related to a higher amount of assets financed by a larger core deposit base at lower rates than brokered CDs that funded a portion of assets during 2009 and also due to charges made to operating segments in Puerto Rico. The Corporation reduced the reliance on brokered CDs during 2010 and, as of December 31, 2010, the entire United States operations are funded by deposits gathered through the branch network in Florida and from advances from the FHLB. Also, lower reversals of interest income due to the lower level of inflows of loans to non-accruing status contributed to the improvement in net interest income. The decrease in net interest income in 2009, compared to 2008, was related to the surge in non-performing assets, mainly construction loans, and a decrease in the volume of average earning-assets partially offset by a lower cost of funding due to the decline in market interest rates that benefit interest rates paid on short-term borrowings. In 2009, the Corporation implemented initiatives to accelerate deposit growth with special emphasis on increasing core deposits and decreasing the use of brokered deposits. Also, the Corporation took actions to reduce its non-performing credits including through sales of certain troubled loans.

•	The provision for loan losses for 2010 was $119.5 million compared to $188.7 million and $53.4 million for 2009 and 2008, respectively. The decrease in 2010, as compared to 2009, was mainly related to the construction loan portfolio and reflected lower charges to specific reserves, the slower migration of loans to non-performing status and the overall reduction of the Corporation’s exposure to construction loans in Florida. The provision for construction loans in the United States decreased by $68.4 million in 2010 as the non-performing construction loans portfolio in this region decreased by 79% to $49.6 million, compared to $246.3 million as of December 31, 2009. The increase in the provision for loan and lease losses in 2009 was mainly driven by the increase in non-performing loans and the decline in collateral values that has resulted in historical increases in charge-offs levels. Higher delinquency levels and loss trends were accounted for the loss factors used to determine the general reserve. Also, additional charges were necessary because of a higher volume of impaired loans that required specific reserves. Refer to the “Provision for Loan and Lease Losses” discussion above and to the “Risk Management — Allowance for Loan and Lease Losses and Non-performing Assets” discussion below for additional information with respect to the credit quality of the loan portfolio in the United States.

•	Total non-interest income for the year ended December 31, 2010 amounted to $0.9 million compared to non-interest income of $1.5 million and non-interest loss of $3.6 million for the years ended December 31, 2009 and 2008, respectively. The fluctuations in non-interest income for 2010 and 2009 were mainly related to the sale of corporate bonds in 2009 on which the Corporation realized a gain of $0.9 million. With respect to these auto industry corporate bonds, the Corporation took impairment charges of $4.2 million in 2008.

•	Direct non-interest expenses in 2010 were $42.3 million compared to $37.7 million and $34.2 million for 2009 and 2008, respectively. The increase in 2010 and 2009 was driven by increases in the FDIC insurance premium expense, higher losses on REO operations and increases in professional service fees. In 2009, non-interest expenses included the $4.0 million impairment charge on the core deposit intangible in Florida.

Virgin Islands Operations
The Virgin Islands Operations segment consists of all banking activities conducted by FirstBank in the U.S. and British Virgin Islands, including retail and commercial banking services, with a total of fourteen branches serving St. Thomas, St. Croix, St. John, Tortola and Virgin Gorda. The Virgin Islands Operations segment is driven by its consumer, commercial lending and deposit-taking activities. Since 2005, FirstBank has been the largest bank in the U.S. Virgin Islands measured by total assets.

Loans to consumers include auto, boat, lines of credit, personal loans and residential mortgage loans. Deposit products include interest bearing and non-interest bearing checking and savings accounts, Individual Retirement Accounts (IRA) and retail certificates of deposit. Retail deposits gathered through each branch serve as the funding sources for the lending activities.

The highlights of the Virgin Islands operations segment financial results for the year ended December 31, 2010 include the following:
•	Segment income before taxes for the year ended December 31, 2010 was $3.2 million compared to $0.7 million and $9.2 million for the years ended December 31, 2009 and 2008, respectively.

•	Net interest income for the year ended December 31, 2010 was $61.2 million compared to $61.1 million and $60.0 million for the years ended December 31, 2009 and 2008, respectively. The increase in net interest income in 2010 and 2009 was primarily due to the decrease in the cost of funding due to maturing CDs renewed at lower prevailing rates and reductions in rates paid on interest-bearing and savings accounts due to the decline in market interest rates.

•	The provision for loan and lease losses for 2010 increased by $1.9 million compared to the same period in 2009 and increased by $12.7 million when comparing 2009 with the same period in 2008. The increase in the provision for 2010 was mainly associated with the construction loan portfolio and in particular related with charges to specific reserves of $6.4 million allocated to one construction project classified as impaired loan during 2010. This was partially offset by decreases in general reserve factors allocated to this loan portfolio that incorporate the significantly lower historical charge-offs in this region. The increase in the provision for 2009 was mainly related to the construction and residential and commercial mortgage loans portfolio affected by increases to general reserves to account for higher delinquency levels and a challenging economy.

•	Non-interest income for the year ended December 31, 2010 was $10.7 million compared to $10.2 million and $9.8 million for the years ended December 31, 2009 and 2008, respectively. The increase for 2010, as compared to 2009, was mainly related to higher fees on loans related to credit facilities to the Virgin Islands government. The increase for 2009, as compared to 2008, was mainly related to higher service charges on deposit accounts and higher ATM interchange fee income.

•	Direct non-interest expenses for the year ended December 31, 2010 were $41.6 million compared to $45.4 million and $48.1 million for the years ended December 31, 2009 and 2008, respectively. The decrease in 2010, as compared to 2009, was mainly due to reductions in compensation, mainly due to headcount, overtime and bonuses reductions, and reductions in occupancy costs and business promotion expenses. The decrease in direct operating expenses in 2009, as compared to 2008, was also primarily due to a decrease in compensation expense.

FINANCIAL CONDITION AND OPERATING DATA ANALYSIS
Financial Condition
     The following table presents an average balance sheet of the Corporation for the following years:

		December 31,
December 31,	2010	2009	2008
		(In thousands)
ASSETS

Interest-earning assets:
Money market & other short-term investments	$778,412	$182,205	$286,502
Government obligations	1,368,368	1,345,591	1,402,738
Mortgage-backed securities	2,658,279	4,254,044	3,923,423
Corporate bonds	2,000	4,769	7,711
FHLB stock	65,297	76,982	65,081
Equity securities	1,481	2,071	3,762

Total investments	4,873,837	5,865,662	5,689,217

Residential mortgage loans	3,488,037	3,523,576	3,351,236
Construction loans	1,315,794	1,590,309	1,485,126
Commercial loans	6,190,959	6,343,635	5,473,716
Finance leases	299,869	341,943	373,999
Consumer loans	1,506,448	1,661,099	1,709,512

Total loans	12,801,107	13,460,562	12,393,589

Total interest-earning assets	17,674,944	19,326,224	18,082,806

Total non-interest-earning assets(1)	196,098	480,998	425,150

Total assets	$17,871,042	$19,807,222	$18,507,956

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Interest-bearing checking accounts	$1,057,558	$866,464	$580,572
Savings accounts	1,967,338	1,540,473	1,217,730
Certificates of deposit	1,909,406	1,680,325	1,812,957
Brokered CDs	7,002,343	7,300,696	7,671,094

Interest-bearing deposits	11,936,645	11,387,958	11,282,353
Loans payable(2)	299,589	643,618	10,792
Other borrowed funds	2,436,091	3,745,980	3,864,189
FHLB advances	888,298	1,322,136	1,120,782

Total interest-bearing liabilities	15,560,623	17,099,692	16,278,116
Total non-interest-bearing liabilities(3)	863,215	852,943	796,476

Total liabilities	16,423,838	17,952,635	17,074,592

Stockholders’ equity:
Preferred stock	744,585	909,274	550,100
Common stockholders’ equity	702,619	945,313	883,264

Stockholders’ equity	1,447,204	1,854,587	1,433,364

Total liabilities and stockholders’ equity	$17,871,042	$19,807,222	$18,507,956

(1)	Includes the allowance for loan and lease losses and the valuation on investment securities available-for-sale.

(2)	Consists of short-term borrowings under the FED Discount Window Program.

(3)	Includes changes in fair value of liabilities elected to be measured at fair value.

     The Corporation’s total average assets were $17.9 billion and $19.8 billion as of December 31, 2010 and 2009, respectively, a decrease for 2010 of $1.9 billion or 9% as compared to 2009. The decrease in average assets was due to: (i) a decrease of $1.6 billion in average mortgage-backed securities primarily driven by sales of $2.1 billion in MBs during 2010, and, to a lesser extent, prepayments, and (ii) a decrease of $659.5 million in average loans reflecting a combination of pay-downs, charge-offs and sales of non-performing credits.
     The Corporation’s total average liabilities were $16.4 billion and $18.0 billion as of December 31, 2010 and 2009, respectively, a decrease of $1.5 billion or 8% as compared to 2009. The decrease in average liabilities is mainly a result of the Corporation’s decision to deleverage its balance sheet by the roll-off of maturing brokered CDs and advances from FHLB combined with the pay down of the remaining $900 million of FED advances. Also, reflects the impact of certain balance sheet repositioning strategies that include the early cancellation of $1.0 billion of long-term repurchase agreements.
Assets
     Total assets as of December 31, 2010 amounted to $15.6 billion, a decrease of $4.0 billion compared to $19.6 billion as of December 31, 2009. The decrease in total assets was primarily a result of a net decrease of $2.0 billion in the loan portfolio largely attributable to repayments of credit facilities extended to the Puerto Rico government and/or political subdivisions coupled with charge-offs and, to a lesser extent, the sale of non-performing loans during 2010. Also, there was a decrease of $1.6 billion in investment securities driven by sales of $2.3 billion during 2010, mainly U.S. agency MBS and a decrease of $333.8 million in cash and cash equivalents as the Corporation roll-off maturing brokered CDs and advances from FHLB. The decrease in assets is consistent with the Corporation’s deleveraging, de-risking and balance sheet repositioning strategies, to among other things, preserve its capital position and enhance net interest margins in the future.
Loans Receivable, including loans held for sale
     The following table presents the composition of the loan portfolio including loans held for sale as of year-end for each of the last five years.

(In thousands)	2010	2009	2008	2007	2006
Residential mortgage loans	$3,417,417	$3,595,508	$3,481,325	$3,143,497	$2,737,392

Commercial loans:
Commercial mortgage loans	1,670,161	1,693,424	1,635,978	1,353,439	1,272,076
Construction loans	700,579	1,492,589	1,526,995	1,454,644	1,511,608
Commercial and Industrial loans	3,861,545	4,927,304	3,757,508	3,156,938	2,641,105
Loans to local financial institutions collateralized by real estate mortgages and pass-through trust certificates	290,219	321,522	567,720	624,597	932,013

Total commercial loans	6,522,504	8,434,839	7,488,201	6,589,618	6,356,802

Finance leases	282,904	318,504	363,883	378,556	361,631

Consumer loans	1,432,611	1,579,600	1,744,480	1,667,151	1,772,917

Total loans held for investment	11,655,436	13,928,451	13,077,889	11,778,822	11,228,742

Less:
Allowance for loan and lease losses	(553,025)	(528,120)	(281,526)	(190,168)	(158,296)

Total loans held for investment, net	11,102,411	13,400,331	12,796,363	11,588,654	11,070,446

Loans held for sale (1)	300,766	20,775	10,403	20,924	35,238

Total loan, net	$11,403,177	$13,421,106	$12,806,766	$11,609,578	$11,105,684

(1)	Includes $281.6 million associated with loans transferred to held for sale pursuant to a sale agreement entered into to accelerate the de-risking of the Corporation’s balance sheet.
Lending Activities
     As of December 31, 2010, the Corporation’s total loans, net of allowance, decreased by $2.0 billion, when compared with the balance as of December 31, 2009. All major loan categories decreased from 2009 levels, driven by repayments of approximately $1.6 billion from credit facilities extended to the Puerto Rico government as well as charge-offs of $609.7 million, pay-downs and sales of loans.
     As discussed in detail in the executive overview section, during the fourth quarter of 2010, the Corporation transferred loans with an unpaid principal balance of $527 million and a book value of $447 million ($335 million of construction loans, $83 million of commercial mortgage loans and $29 million of commercial and industrial loans) to held for sale. The recorded investment in the loans was written down to a value of $281.6 million ($207.3 million of construction loans, $53.7 million of commercial mortgage loans and $20.6 million of C&I loans), which resulted in 2010 fourth quarter charge-offs of $165.1 million (a $127.0 million charge to construction loans, a $29.5 million charge to commercial mortgage loans and a $8.6 million charge to commercial and industrial loans).
     On February 8, 2011, the Corporation entered into a definitive agreement to sell substantially all of the loans transferred to held for sale and, on February 16, 2011, loans with an unpaid principal balance of $510.2 million were sold at a purchase price of $272.2 million.
     As shown in the table above, the 2010 loans held for investment portfolio was comprised of commercial (56%), residential real estate (29%), and consumer and finance leases (15%). Of the total gross loans held for investment portfolio of $11.7 billion as of December 31, 2010, approximately 84% has credit risk concentration in Puerto Rico, 8% in the United States (mainly in the state of Florida) and 8% in the Virgin Islands, as shown in the following table:

	Puerto	Virgin	United
As of December 31, 2010	Rico	Islands	States	Total
		(In thousands)
Residential mortgage loans	$2,651,200	$430,949	$335,268	$3,417,417

Commercial loans:
Commercial mortgage loans	1,138,274	67,299	464,588	1,670,161
Construction loans	437,294	184,762	78,523	700,579
Commercial and Industrial loans	3,646,586	185,540	29,419	3,861,545
Loans to a local financial institution collateralized by real estate mortgages	290,219	—	—	290,219

Total commercial loans	5,512,373	437,601	572,530	6,522,504

Finance leases	282,904	—	—	282,904

Consumer loans	1,329,603	72,659	30,349	1,432,611

Total loans held for investment, gross	9,776,080	941,209	938,147	11,655,436

Allowance for loan and lease losses	(443,889)	(47,028)	(62,108)	(553,025)

Total loans held for investment, net	9,332,191	894,181	876,039	11,102,411

Loans held for sale	293,998	6,768	—	300,766

	$9,626,189	$900,949	$876,039	$11,403,177

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
     The following table sets forth certain additional data (including loan production) related to the Corporation’s loan portfolio net of the allowance for loan and lease losses for the dates indicated:

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
			(In thousands)
Beginning balance	$13,421,106	$12,806,766	$11,609,578	$11,105,684	$12,537,930
Residential real estate loans originated and purchased	526,389	591,889	690,365	715,203	908,846
Construction loans originated and purchased	175,260	433,493	475,834	678,004	961,746
C&I and Commercial mortgage loans originated and purchased	1,706,604	3,153,278	2,175,395	1,898,157	2,031,629
Finance leases originated	90,671	80,716	110,596	139,599	177,390
Consumer loans originated and purchased	508,577	514,774	788,215	653,180	807,979

Total loans originated and purchased	3,007,501	4,774,150	4,240,405	4,084,143	4,887,590

Sales and securitizations of loans	(529,413)	(464,705)	(164,583)	(147,044)	(167,381)
Repayments and prepayments	(3,704,221)	(3,010,857)	(2,589,120)	(3,084,530)	(6,022,633)
Other (decreases) increases(1) (2)	(791,796)	(684,248)	(289,514)	(348,675)	(129,822)

Net (decrease) increase	(2,017,929)	614,340	1,197,188	503,894	(1,432,246)

Ending balance	$11,403,177	$13,421,106	$12,806,766	$11,609,578	$11,105,684

Percentage (decrease) increase	-15.04%	4.80%	10.31%	4.54%	-11.42%

(1)	Includes the change in the allowance for loan and lease losses and cancellation of loans due to the repossession of the collateral.

(2)	For 2008, is net of $19.6 million of loans from the acquisition of VICB. For 2007, includes the recharacterization of securities collateralized by loans of approximately $183.8 million previously accounted for as a secured commercial loan with R&G Financial.
Residential Real Estate Loans
     As of December 31, 2010, the Corporation’s residential real estate loan portfolio held for investment decreased by $178.1 million as compared to the balance as of December 31, 2009. The majority of the Corporation’s outstanding balance of residential mortgage loans consists of fixed-rate, fully amortizing, full documentation loans. In accordance with the Corporation’s underwriting guidelines, residential real estate loans are mostly fully documented loans, and the Corporation is not actively involved in the origination of negative amortization loans or adjustable-rate mortgage loans. The decrease was a combination of loan sales and securitizations that in aggregate amounted to $415.5 million, charge-offs of $62.7 million and pay downs and foreclosures partially offset by loan originations.
     Residential real estate loan production and purchases for the year ended December 31, 2010 decreased by $65.5 million, compared to the same period in 2009 and decreased by $98.5 million for 2009, compared to the same period in 2008. The decrease in 2010 and 2009 was primarily due to weak economic conditions reflected in a continued trend of higher unemployment rates affecting consumers. Nevertheless, the Corporation’s residential mortgage loan originations, including purchases of $181.8 million, amounted to $526.4 million in 2010.
     Residential real estate loans represent 18% of total loans originated and purchased for 2010. The Corporation’s strategy is to penetrate markets by providing customers with a variety of high quality mortgage products. The Corporation’s residential mortgage loan originations continued to be driven by FirstMortgage, its mortgage loan origination subsidiary. FirstMortgage supplements its internal direct originations through its retail network with an indirect business strategy. The Corporation’s Partners in Business, a division of FirstMortgage, partners with mortgage brokers and small mortgage bankers in Puerto Rico to purchase ongoing mortgage loan production.
     Commercial and Construction Loans
     As of December 31, 2010, the Corporation’s commercial and construction loan portfolio held for investment decreased by $1.9 billion, as compared to the balance as of December 31, 2009, due mainly to repayments of approximately $1.6 billion from credit facilities extended to the Puerto Rico government and/or political subdivisions combined with net charge-offs of $493.0 million, the sale of approximately $176.1 million mainly associated with various non-performing loans in Florida and pay downs. The Corporation’s commercial loans are primarily variable- and adjustable-rate loans. Included in the $493.0 million net charge-offs are $165.1 million associated with loans transferred to held for sale. Approximately $447 million of loans were written down to the value of $281.6 million and transferred to held for sale pursuant to a non-binding letter of intent relating to a strategic sale of loans. The Corporation entered into this transaction to reduce the level of classified and non-

performing assets and reduce its concentration in construction loans. The Corporation completed the sale of these loans on February 16, 2011.
     Total commercial and construction loans originated amounted to $1.9 billion for 2010, a decrease of $1.7 billion when compared to originations during 2009. The decrease in commercial and construction loan production for 2010, compared to 2009, was mainly related to credit facilities extended to the Puerto Rico and Virgin Islands government. Origination related to government entities amounted to $702.6 million in 2010 compared to $1.8 billion in 2009.
     The increase in commercial and construction loan production for 2009, compared to 2008, was mainly driven by approximately $1.7 billion in credit facilities extended to the Puerto Rico Government and/or its political subdivisions. The increase in loan originations related to government agencies was partially offset by a $118.9 million decrease in commercial mortgage loan originations and a decrease of $179.6 million in floor plan originations. Floor plan lending activities depends on inventory levels (autos) financed and their turnover.
     As of December 31, 2010, the Corporation had $325.1 million outstanding of credit facilities granted to the Puerto Rico Government and/or its political subdivisions down from $1.2 billion as of December 31, 2009, and $84.3 million granted to the Virgin Islands government, down from $134.7 million as of December 31, 2009. A substantial portion of these credit facilities are obligations that have a specific source of income or revenues identified for their repayment, such as property taxes collected by the central Government and/or municipalities. Another portion of these obligations consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities in Puerto Rico for which the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment.
     Aside from loans extended to the Puerto Rico Government and its political subdivisions, the largest loan to one borrower as of December 31, 2010 in the amount of $290.2 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual real-estate loans, mostly 1-4 residential mortgage loans.
     Construction loans originations decreased by $258.2 million due to the strategic decision by the Corporation to reduce its exposure to construction projects in both Puerto Rico and the United States. The Corporation’s construction lending volume has been stagnant for the last two years due to the slowdown in the U.S. housing market and the current economic environment in Puerto Rico. The Corporation has reduced its exposure to condo-conversion loans in its Florida operations and construction loan originations in Puerto Rico are mainly draws from existing commitments. More than 95% of the construction loan originations in 2010 are related to disbursements from previous established commitments and new loans are mainly associated with construction loans to individuals. In Puerto Rico, absorption rates on low income residential projects financed by the Corporation showed signs of improvement during 2010 but the market is still under pressure because of an oversupply of housing units compounded by lower demand and diminished consumer purchasing power and confidence. The current unemployment rate in Puerto Rico is close to 15%.
     During 2010, $227.9 million of commercial construction project were converted to commercial mortgage loans or commercial loans, of which $198.9 million is located in Puerto Rico and $29.0 million in Florida. As a key initiative to increase the absorption rate in residential construction projects, the Corporation has engaged in discussions with developers to review sales strategies and provide additional incentives to supplement the Puerto Rico Government housing stimulus package enacted in September 2010. From September 1, 2010 to June 30, 2011, the Government of Puerto Rico is providing tax and transaction fees incentives to both purchasers and sellers (whether a Puerto Rico resident or not) of new and existing residential property, as well as commercial property with a sales price of no more than $3 million. Among its provisions, the housing stimulus package provides various types of income and property taxes exemptions as well as reduced closing costs, including:
▪	Purchase/Sale of New Residential Property within the Period

– Any long term capital gain upon selling new residential property will be 100% exempt from the payment of income taxes. The purchaser will have an exemption for five years on the payment of property taxes. The cost of filing stamps and seals are waived during the period.

▪	Purchase/Sale of Existing Residential Property, or Commercial Property with a Sales Price of No More than $3 Million, within the Period (“Qualified Property”)

– Any long term capital gain upon selling Qualified Property within the Period will be 100% exempt from the payment of income taxes. Fifty percent of the long term capital gain derived from the future sale of the foregoing property will be exempt from the payment of income taxes, including the basic alternative tax and the alternative minimum tax. Fifty percent of the cost of filing stamps and seals are waived during the period.

▪	Rental Income from Residential Properties

– Income derived from the rental of new or existing residential property will be exempt from income taxes for a period of up to 10 calendar years, commencing on January 1, 2011.
This legislation is aimed to alleviate some of the stress in the construction industry.
     The construction loan portfolio held for investment in Puerto Rico decreased by $560.9 million during 2010 driven by charge-offs of $216.4 million, including $127.0 million of charge-offs associated with construction loans transferred to held for sale, and the aforementioned conversion of loans to commercial mortgage loans. Loans with a book value of $334 million were written down and transferred to held for sale at a value of $207.3 million; substantially all of these loans were subsequently sold in February, 2011.
     The composition of the Corporation’s construction loan portfolio held for investment as of December 31, 2010 by category and geographic location follows:

	Puerto	Virgin	United
As of December 31, 2010	Rico	Islands	States	Total
		(In thousands)
Loans for residential housing projects:
High-rise(1)	$20,721	$—	$—	$20,721
Mid-rise(2)	37,174	4,939	17,690	59,803
Single-family detach	53,960	8,226	10,475	72,661

Total for residential housing projects	111,855	13,165	28,165	153,185

Construction loans to individuals secured by residential properties	11,786	11,702	—	23,488
Condo-conversion loans	8,684	—	—	8,684
Loans for commercial projects	133,099	119,882	—	252,981
Bridge loans — residential	57,083	—	—	57,083
Bridge loans — commercial	—	20,032	12,997	33,029
Land loans — residential	58,029	17,282	24,175	99,486
Land loans — commercial	55,409	2,126	13,246	70,781
Working capital	3,092	1,033	—	4,125

Total before net deferred fees and allowance for loan losses	439,037	185,222	78,583	702,842
Net deferred fees	(1,743)	(460)	(60)	(2,263)

Total construction loan portfolio, gross	437,294	184,762	78,523	700,579
Allowance for loan losses	(96,082)	(35,709)	(20,181)	(151,972)

Total construction loan portfolio, net	$341,212	$149,053	$58,342	$548,607

(1)	For purposes of the above table, high-rise portfolio is composed of buildings with more than 7 stories, composed of two projects in Puerto Rico.

(2)	Mid-rise relates to buildings up to 7 stories.
     The following table presents further information on the Corporation’s construction portfolio as of and for the year ended December 31, 2010:

(Dollars in thousands)
Total undisbursed funds under existing commitments	$187,568

Construction loans held for investment in non-accrual status (1)	$263,056

Net charge offs — Construction loans (2)	$313,153

Allowance for loan losses — Construction loans	$151,972

Non-performing construction loans to total construction loans	37.55%

Allowance for loan losses — construction loans to total construction loans	21.69%

Net charge-offs to total average construction loans (2)(3)	23.80%

(1)	Excludes $140.1 million of non-performing construction loans held for sale as of December 31, 2010 of which approximately $135.3 million was subsequently sold in February, 2011.

(2)	Includes charge-offs of $216.4 million related to construction loans in Puerto Rico (including $127.0 million associated with loans transferred to held for sale),$90.6 million related to construction loans in Florida and $6.2 million related to construction loans in the Virgin Islands.

(3)	Net charge-offs to average construction loans ratio excluding charge-offs associated with loans transferred to held for sale was 18.97%
     As part of the aforementioned agreement to sell loans executed in February 2011, FirstBank will provide an $80 million advance facility to the Joint Venture that acquired the loans to fund unfunded commitments and costs to complete projects under construction sold.
     The following summarizes the construction loans for residential housing projects in Puerto Rico segregated by the estimated selling price of the units:

(In thousands)
Under $300K	$70,237
$300K- $600k	11,911
Over $600k (1)	29,707

$111,855

(1)	Mainly composed of one single-family detached project that accounts for approximately 66% of the residential housing projects in Puerto Rico with selling prices over $600k.
Consumer Loans and Finance Leases
     As of December 31, 2010, the Corporation’s portfolio of consumer loans and finance leases decreased by $182.6 million, as compared to the portfolio balance as of December 31, 2009. This is mainly the result of repayments and charge-offs that on a combined basis more than offset the volume of loan originations during 2010. Nevertheless, the Corporation experienced a decrease in net charge-offs of consumer loans and finance leases that amounted to $53.9 million for 2010, as compared to $61.1 million for 2009.
     Consumer loan originations are principally driven through the Corporation’s retail network. For the year ended December 31, 2010, consumer loan and finance lease originations amounted to $599.2 million, an increase of $3.8 million or 1% compared to 2009 mainly related to auto financings. For the year ended December 31, 2009, consumer loan and finance lease originations amounted to $595.5 million, a decrease of $303.3 million or 34% compared to 2008 adversely impacted by economic conditions in Puerto Rico and the United States and the impact in 2008 of the purchase of a $218 million auto loan portfolio from Chrysler Financial Services Caribbean, LLC in July 2008.
     Consumer loan originations are driven by auto loan originations through a strategy of seeking to provide outstanding service to selected auto dealers who provide the channel for the bulk of the Corporation’s auto loan originations. This strategy is directly linked to our strong and stable auto floor plan relationships, which are the foundation of a successful auto loan generation operation. The Corporation’s relations with floor plan dealers are strong and directly benefit the Corporation’s consumer lending operation. Finance leases are mostly composed of loans to individuals to finance the acquisition of a motor vehicle and typically have five-year terms and are collateralized by a security interest in the underlying assets.
Investment Activities

     As part of its strategy to diversify its revenue sources and maximize its net interest income, First BanCorp maintains an investment portfolio that is classified as available-for-sale or held-to-maturity. The Corporation’s available-for-sale and held-to-maturity portfolios as of December 31, 2010 aggregated $3.2 billion, a reduction of $1.6 million when compared to $4.8 billion as of December 31, 2009. The reduction was the net result of approximately $2.1 billion of MBS sold during 2010 (mainly U.S. agency MBS) with a weighted average yield of 4.46%, $252 million of U.S. Treasury Notes sold with a weighted average yield of 2.84%, the call of approximately $1.6 billion of investment securities (mainly U.S. agency debt securities) with a weighted average yield of 2.16% and MBS prepayments, partially offset by the purchase of approximately $850 million in aggregate of 2-,3-,5- and 7- year U.S. Treasury Notes with an average yield of 1.82%, the purchase of approximately $1.2 billion of debt securities (mainly 2- to 4-year U.S. agency debt securities) with a yield of 1.68% and the purchase of $696 million of MBS with a weighted-average yield of 3.57%. Given the current level of interest rates and the stage of the economic cycle, coupled with the need of controlling market risk for liquidity considerations, re-investment of securities has been reduced and done in relatively shorter average term securities.
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
     The following table presents the carrying value of investments as of December 31, 2010 and 2009:

(In thousands)	2010	2009
	(In thousands)
Money market investments	$115,560	$24,286

Investment securities held-to-maturity, at amortized cost:
U.S. Government and agencies obligations	8,487	8,480
Puerto Rico Government obligations	23,949	23,579
Mortgage-backed securities	418,951	567,560
Corporate bonds	2,000	2,000

	453,387	601,619

Investment securities available-for-sale, at fair value:
U.S. Government and agencies obligations	1,212,067	1,145,139
Puerto Rico Government obligations	136,841	136,326
Mortgage-backed securities	1,395,486	2,889,014
Equity securities	59	303

	2,744,453	4,170,782

Other equity securities, including $54.6 million and $68.4 million of FHLB stock as of December 31, 2010 and 2009, respectively	55,932	69,930

Total investments	$3,369,332	$4,866,617

     Mortgage-backed securities as of December 31, 2010 and 2009, consist of:

(In thousands)	2010	2009
Held-to-maturity
FHLMC certificates	$2,569	$5,015
FNMA certificates	416,382	562,545

	418,951	567,560

Available-for-sale
FHLMC certificates	1,817	722,249
GNMA certificates	991,378	418,312
FNMA certificates	215,059	1,507,792
Collateralized Mortgage Obligations issued or guaranteed by FHLMC, FNMA and GNMA	114,915	156,307
Other mortgage pass-through certificates	72,317	84,354

	1,395,486	2,889,014

Total mortgage-backed securities	$1,814,437	$3,456,574

     The carrying values of investment securities classified as available for sale and held to maturity as of December 31, 2010 by contractual maturity (excluding mortgage-backed securities and equity securities) are shown below:

	Carrying	Weighted
(Dollars in thousands)	amount	average yield %
U.S. Government and agencies obligations
Due within one year	$8,487	0.30
Due after one year through five years	1,212,067	1.25

	1,220,554	1.25

Puerto Rico Government obligations
Due after one year through five years	27,290	4.70
Due after five years through ten years	124,068	5.29
Due after ten years	9,432	5.86

	160,790	5.22

Corporate bonds
Due after ten years	2,000	5.80

Total	1,383,344	1.72

Mortgage-backed securities	1,814,437	4.10
Equity securities	59	—

Total investment securities available-for-sale and held-to-maturity	$3,197,840	3.07

     Total proceeds from the sale of securities during the year ended December 31, 2010 amounted to approximately $2.4 billion (2009 — $1.9 billion). The Corporation realized gross gains of approximately $93.7 million in 2010 (2009 — $82.8 million), and realized gross losses of approximately $0.5 million in 2010. There were no realized gross losses in 2009. The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities as of December 31, 2010 and 2009 was $1.3 million and $1.6 million, respectively. During 2010, the Corporation realized a gain of $10.7 million on the sale of Visa Class C shares, while, in 2009, the Corporation realized a $3.8 million gain on the sale of VISA Class A stock. Also, during the first quarter of 2008, the Corporation realized a one-time gain of $9.3 million on the mandatory redemption of part of its investment in VISA, Inc., which completed its IPO in March 2008.
     For each of the years ended on December 31, 2010 and 2009, the Corporation recorded OTTI charges of approximately $0.4 million on certain equity securities held in its available-for-sale investment portfolio related to financial institutions in Puerto Rico. Management concluded that the declines in value of the securities were other-than-temporary; as such, the cost basis of these securities was written down to the market value as of the date of the analysis and was reflected in earnings as a realized loss. With respect to debt securities, the Corporation recorded OTTI charges through earnings of $0.6 million and $1.3 million for 2010 and 2009, respectively, related to the credit loss portion of available-for-sale private label MBS. Refer to Note 4 to the Corporation’s audited financial statements for the year ended December 31, 2010 included in Item 8 of this Form 10-K for additional information regarding the Corporation’s evaluation of other-than temporary impairment on held-to-maturity and available-for-sale securities.
     Net interest income of future periods will be affected by the Corporation’s decision to deleverage its investment securities portfolio to preserve its capital position and from balance sheet repositioning strategies. Also, net interest income could be affected by prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on these securities, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration in the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. Approximately $1.6 billion of investment securities, mainly U.S. Agency debentures, with an average yield of 2.16% were called during 2010. As of December 31, 2010, the Corporation has approximately $417.8 million in debt securities (U.S. agency and Puerto Rico government securities) with embedded calls and with an average yield of 2.28%. Refer to the “Risk Management” section below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and of the interest rate risk management strategies followed by the Corporation. Also refer to Note 4 to the Corporation’s audited financial statements for the year ended December 31, 2010 included in Item 8 of this Form 10-K for additional information regarding the Corporation’s investment portfolio.

Investment Securities and Loans Receivable Maturities
     The following table presents the maturities or repricing of the loan and investment portfolio as of December 31, 2010:

		2-5 Years		Over 5 Years
		Fixed	Variable	Fixed	Variable
	One Year	Interest	Interest	Interest	Interest
	or Less	Rates	Rates	Rates	Rates	Total
			(In thousands)
Investments:(1)
Money market investments	$115,560	$—	$—	$—	$—	$115,560
Mortgage-backed securities	246,027	5,057	—	1,563,353	—	1,814,437
Other securities(2)	65,725	1,331,200	—	42,410	—	1,439,335

Total investments	427,312	1,336,257	—	1,605,763	—	3,369,332

Loans:(1)(2)(3)
Residential mortgage	747,745	267,154	—	2,421,666	—	3,436,565
C&I and commercial mortgage	4,714,677	533,027	125,951	522,618	—	5,896,273
Construction	834,253	11,389	—	62,207	—	907,849
Finance leases	29,282	253,622	—	—	—	282,904
Consumer	174,367	1,258,244	—	—	—	1,432,611

Total loans (4)	6,500,324	2,323,436	125,951	3,006,491	—	11,956,202

Total earning assets	$6,927,636	$3,659,693	$125,951	$4,612,254	$—	$15,325,534

(1)	Scheduled repayments reported in the maturity category in which the payment is due and variable rates according to repricing frequency.

(2)	Equity securities available-for-sale, other equity securities and loans having no stated scheduled of repayment and no stated maturity were included under the “one year or less category”.

(3)	Non-accruing loans were included under the “one year or less category”.

(4)	Includes loans held for sale of $300.8 million ($207.3 million of construction loans; $74.3 million of C&I and commercial mortgage loans; $19.1 million of residential mortgage loans) under the “one year or less category”.
Goodwill and other intangible assets
     Business combinations are accounted for using the purchase method of accounting. Assets acquired and liabilities assumed are recorded at estimated fair value as of the date of acquisition. After initial recognition, any resulting intangible assets are accounted for as follows:
     Goodwill
     The Corporation evaluates goodwill for impairment on an annual basis, generally during the fourth quarter, or more often if events or circumstances indicate there may be an impairment. During 2010, the Corporation determined that it was in its best interest to move the annual evaluation date to an earlier date within the fourth quarter; therefore, the Corporation evaluated goodwill for impairment as of October 1, 2010. The change in date provided room for improvement to the testing structure and coordination and was performed in conjunction with the Corporation’s annual budgeting process. Goodwill impairment testing is performed at the segment (or “reporting unit”) level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill. The Corporation’s goodwill is mainly related to the acquisition of FirstBank Florida in 2005.
     The goodwill impairment analysis is a two-step process. The first step (“Step 1”) involves a comparison of the estimated fair value of the reporting unit to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired. If the carrying value exceeds the estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of the impairment.
     The second step (“Step 2”) involves calculating an implied fair value of the goodwill for each reporting unit for which the first step indicated a potential impairment. The implied fair value of goodwill is determined in a manner similar to the calculation of the amount of goodwill in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.
     In determining the fair value of a reporting unit, which is based on the nature of the business and reporting unit’s current and expected financial performance, the Corporation uses a combination of methods, including market price multiples of comparable companies, as well as a discounted cash flow analysis (“DCF”). The Corporation evaluates the results obtained under each valuation methodology to identify and understand the key value drivers in order to ascertain that the results obtained are reasonable and appropriate under the circumstances.
     The computations require management to make estimates and assumptions. Critical assumptions that are used as part of these evaluations include:
•	a selection of comparable publicly traded companies, based on the nature of the business, location and size;

•	the discount rate applied to future earnings, based on an estimate of the cost of equity;

•	the potential future earnings of the reporting unit; and

•	the market growth and new business assumptions.
     For purposes of the market comparable approach, valuation was determined by calculating median price to book value and price to tangible equity multiples of the comparable companies and applying these multiples to the reporting unit to derive an implied value of equity.
     For purposes of the DCF analysis approach, the valuation is based on estimated future cash flows. The financial projections used in the DCF analysis for the reporting unit are based on the most recent available (as of the valuation date). The growth assumptions included in these projections are based on management’s expectations of the reporting unit’s financial prospects as well as particular plans for the entity (i.e. restructuring plans). The cost of equity was estimated using the capital asset pricing model (CAPM) using comparable companies, an equity risk premium, the rate of return of a “riskless” asset, and a size premium. The discount rate was estimated to be 14.3 percent. The resulting discount rate was analyzed in terms of reasonability given current market conditions.
     The Step 1 evaluation of goodwill allocated to the Florida reporting unit, which is one level below the United States business segment, indicated potential impairment of goodwill. The Step 1 fair value for the unit under both valuation approaches (market and DCF) was below the carrying amount of its equity book value as of the valuation date (October 1), requiring the completion of Step 2. In accordance with accounting standards, the Corporation performed a valuation of all assets and liabilities of the Florida unit, including any recognized and unrecognized intangible assets, to determine the fair value of net assets. To complete Step 2, the Corporation subtracted from the unit’s Step 1 fair value the determined fair value of the net assets to arrive at the implied fair value of goodwill. The results of the Step 2 analysis indicated that the implied fair value of goodwill of $39.3 million exceeded the goodwill carrying value of $27 million, resulting in no goodwill impairment. The analysis of results for Step 2 indicated that the reduction in the fair value of the reporting unit was mainly attributable to the deteriorated fair value of the loan portfolios and not the fair value of the reporting unit as going concern. The discount in the loan portfolios is mainly attributable to market participants’ expected rates of returns, which affected the market discount on the Florida commercial mortgage and residential mortgage portfolios. The fair value of the loan portfolio determined for the Florida reporting unit represented a discount of $113 million.

     The reduction in the Florida unit Step 1 fair value was offset by a reduction in the fair value of its net assets, resulting in an implied fair value of goodwill that exceeded the recorded book value of goodwill. If the Step 1 fair value of the Florida unit declines further without a corresponding decrease in the fair value of its net assets or if loan discounts improve without a corresponding increase in the Step 1 fair value, the Corporation may be required to record a goodwill impairment charge. The Corporation engaged a third-party valuator to assist management in the annual evaluation of the Florida unit goodwill (including Step 1 and Step 2), including the valuation of loan portfolios as of the October 1 valuation date. In reaching its conclusion on impairment, management discussed with the valuator the methodologies, assumptions and results supporting the relevant values for the goodwill and determined that they were reasonable.
     The goodwill impairment evaluation process requires the Corporation to make estimates and assumptions with regards to the fair value of the reporting units. Actual values may differ significantly from these estimates. Such differences could result in future impairment of goodwill that would, in turn, negatively impact the Corporation’s results of operations and the profitability of the reporting unit where goodwill is recorded.
     Goodwill was not impaired as of December 31, 2010 or 2009, nor was any goodwill written-off due to impairment during 2010, 2009 and 2008.
     Other Intangibles
     Definite life intangibles, mainly core deposits, are amortized over their estimated lives, generally on a straight-line basis, and are reviewed periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.
     The Corporation performed impairment tests for the year ended December 31, 2010 and determined that no impairment was needed to be recognized for other intangible assets. As a result of an impairment evaluation of core deposit intangibles, there was an impairment charge of $4.0 million recorded in 2009 related to core deposits of FirstBank Florida attributable to decreases in the base of acquired core deposits.
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
Credit Committee
     The Credit Committee of the Board of Directors is appointed by the Board of Directors to assist the Board of Directors in its oversight of the Corporation’s policies and procedures related to all matters of the Corporation’s lending function. In doing so, the Committee’s primary general functions involve:
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
Audit Committee
     The Audit Committee of First BanCorp is appointed by the Board of Directors to assist the Board of Directors in fulfilling its responsibility to oversee management regarding:
•	The conduct and integrity of the Corporation’s financial reporting to any governmental or regulatory body, shareholders, other users of the Corporation’s financial reports and the public;

•	The Corporation’s systems of internal control over financial reporting and disclosure controls and procedures;

•	The qualifications, engagement, compensation, independence and performance of the Corporation’s independent auditors, their conduct of the annual audit of the Corporation’s financial statements, and their engagement to provide any other services;

•	The Corporation’s legal and regulatory compliance;

•	The implementation of the Corporation’s related person transaction policy as established by the Board of Directors;

•	The implementation of the Corporation’s code of business conduct and ethics as established by management and the Board of Directors; and

•	The preparation of the Audit Committee report required to be included in the Corporation’s annual proxy statement by the rules of the Securities and Exchange Commission.
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
Compliance Committee
     The Compliance Committee of the Corporation is appointed by the Board of Directors to assist the Board of the Bank in fulfilling its responsibility to ensure the Corporation and the Bank comply with the provisions of the Order entered into with the FDIC and the OCIF and the Written Agreement entered into with the FED. Once the Agreements are terminated by the FDIC, OCIF and the FED the Committee will cease to exist.
Executive Risk Management Committee
     The Executive Risk Management Committee is appointed by the Chief Executive Officer to assist the Corporation in overseeing, and receiving information regarding the Corporation’s policies, procedures and practices related to the Corporation’s risks. In doing so, the Council’s primary general functions involve:
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
Other Management Committees
     As part of its governance framework, the Corporation has various additional risk management related-committees. These committees are jointly responsible for ensuring adequate risk measurement and management in their respective areas of authority. At the management level, these committees include:
(1)	Management’s Investment and Asset Liability Committee (“MIALCO”) — oversees interest rate and market risk, liquidity management and other related matters. Refer to “—Liquidity Risk and Capital Adequacy and Interest Rate Risk Management” discussions below for further details.

(2)	Information Technology Steering Committee — is responsible for the oversight of and counsel on matters related to information technology including the development of information management policies and procedures throughout the Corporation.

(3)	Bank Secrecy Act Committee — is responsible for oversight, monitoring and reporting of the Corporation’s compliance with the Bank Secrecy Act.

(4)	Credit Committees (Delinquency and Credit Management Committee) — oversees and establishes standards for credit risk management processes within the Corporation. The Credit Management Committee is responsible for the approval of loans above an established size threshold. The Delinquency Committee is responsible for the periodic review of (1) past due loans, (2) overdrafts, (3) non-accrual loans, (4) other real estate owned (“OREO”) assets, and (5) the bank’s watch list and non-performing loans.

(5)	Florida Executive Steering Committee — oversees implementation and compliance of policies approved by the Board of Directors and the performance of the Florida region’s operations. The Florida Executive Steering Committee evaluates and monitors interrelated risks related to FirstBank’s operations in Florida.

(6)	Vendor Management Committee — oversees policies, procedures and related practices related to the Corporation’s vendor management efforts. The Vendor Management Committee primarily general functions involve the establishment of a process and procedures to enable the recognition, assessment, management and monitoring of vendor management risks.
Officers
     As part of its governance framework, the following officers play a key role in the Corporation’s risk management process:
(1)	Chief Executive Officer is responsible for the overall risk governance structure of the Corporation.

(2)	Chief Risk Officer is responsible for the oversight of the risk management organization as well as risk governance processes. In addition, the CRO with the collaboration of the Risk Assessment Manager manages the operational risk program.

(3)	Commercial Credit Risk Officer, Retail Credit Risk Officer, Chief Lending Officer and other senior executives, are responsible of managing and executing the Corporation’s credit risk program.

(4)	Chief Financial Officer together with the Corporation’s Treasurer manages the Corporation’s interest rate and market and liquidity risks programs and, together with the Corporation’s Chief Accounting Officer, is responsible for the implementation of accounting policies and practices in accordance with GAAP and applicable regulatory requirements. The Chief Financial Officer is assisted by the Risk Assessment Manager in the review of the Corporation’s internal control over financial reporting.

(5)	Chief Accounting Officer is responsible for the development and implementation of the Corporation’s accounting policies and practices and the review and monitoring of critical accounts and transactions to ensure that they are managed in accordance with GAAP and applicable regulatory requirements.
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
     The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. As of December 31, 2010, FirstBank could not pay any dividend to the parent company except upon receipt of prior approval by the FED.
     The Asset and Liability Committee of the Board of Directors is responsible for establishing the Corporation’s liquidity policy as well as approving operating and contingency procedures, and monitoring liquidity on an ongoing basis. The MIALCO, using measures of liquidity developed by management, which involve the use of several assumptions, reviews the Corporation’s liquidity position on a monthly basis. The MIALCO oversees liquidity management, interest rate risk and other related matters. The MIALCO, which reports to the Board of Directors’ Asset and Liability Committee, is composed of senior management officers, including the Chief Executive Officer, the Chief Financial Officer, the Chief Risk Officer, the Retail Financial Services Director, the Risk Manager of the Treasury and Investments Division, the Asset/Liability Manager, and the Treasurer. The Treasury and Investments Division is responsible for planning and executing the Corporation’s funding activities and strategy; monitoring liquidity availability on a daily basis and reviewing liquidity measures on a weekly basis. The Treasury and Investments Accounting and Operations area of the Comptroller’s Department is responsible for calculating the liquidity measurements used by the Treasury and Investment Division to review the Corporation’s daily and weekly liquidity position and on a monthly basis, the Asset/Liability Manager estimates the liquidity gap for longer periods.
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
     The Corporation manages its liquidity in a proactive manner, and maintains a sound liquidity position. Multiple measures are utilized to monitor the Corporation’s liquidity position, including basic surplus and volatile liabilities measures. The Corporation has maintained basic surplus (cash, short-term assets minus short-term liabilities, and secured lines of credit) well in excess of the self-imposed minimum limit of 5% of total assets. As of December 31, 2010, the estimated basic surplus ratio was approximately 11%, including un-pledged investment securities, FHLB lines of credit, and cash. At the end of the year 2010, the Corporation had $453 million available for additional credit on the FHLB line of credit. Unpledged liquid securities as of December 31, 2010 mainly consisted of fixed-rate MBS and U.S. agency debentures totaling approximately $895 million. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic surplus computation. As of December 31, 2010, the holding company had $42.4 million of cash and cash equivalents. Cash and cash equivalents at the Bank as of December 31, 2010 were approximately $370.3 million. The Bank has $100 million, $286 million and $7.7 million, in repurchase agreements, FHLB advances and notes payable, respectively, maturing in 2011. In addition, it had $6.3 billion in brokered deposits as of December 31, 2010 of which $3.0 billion mature during 2011. Liquidity at the bank level is highly dependent on bank deposits, which fund 77.71% of the Bank’s assets (or 37.55% excluding brokered CDs). The Corporation has continued to issue brokered CDs pursuant to temporary approvals received from the FDIC to renew or roll over certain amounts of brokered CDs through June 30, 2011. Management cannot be certain it will continue to obtain waivers from the restrictions to issue brokered CDs under the Order to meet its obligations and execute its business plans.
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
     The Corporation is in the process of deleveraging its balance sheet by reducing the amounts of brokered CDs and, during 2010, it repaid the remaining balance of $900 million in FED advances outstanding as of December 31, 2009. The reductions in brokered CDs are consistent with the requirements of the Order that preclude the issuance of brokered CDs without FDIC approval and require a plan to reduce the amount of brokered CDs. The reductions in brokered CDs and FED advances are being partly offset by increases in core deposits. Brokered CDs decreased $1.3 billion to $6.3 billion as of December 31, 2010 from $7.6 billion as of December 31, 2009. At the same time, as the Corporation focuses on reducing its reliance on brokered deposits, it is seeking to add core deposits.
     The Corporation continues to have the support of creditors, including repurchase agreements counterparties, the FHLB, and other agents such as wholesale funding brokers. While liquidity is an ongoing challenge for all financial institutions, management believes that the Corporation’s available borrowing capacity and efforts to grow deposits will be adequate to provide the necessary funding for the 2011 business plans. Nevertheless, management’s alternative capital preservation strategies can be implemented should adverse liquidity conditions arise. Refer to “Capital” discussion below for additional information about capital raising efforts that would impact capital and liquidity levels.

     The Corporation’s principal sources of funding are:
     Deposits
     The following table presents the composition of total deposits:

	Weighted-Average
	Rate as of	As of December 31,
	December 31, 2010	2010	2009	2008
		(Dollars in thousands)
Savings accounts	1.31%	$1,938,475	$1,761,646	$1,288,179
Interest-bearing checking accounts	1.54%	1,012,009	998,097	726,731
Certificates of deposit	1.94%	8,440,574	9,212,282	10,416,592

Interest-bearing deposits	1.80%	11,391,058	11,972,025	12,431,502
Non-interest-bearing deposits		668,052	697,022	625,928

Total		$12,059,110	$12,669,047	$13,057,430

Interest-bearing deposits:
Average balance outstanding		$11,933,822	$11,387,958	$11,282,353

Non-interest-bearing deposits:
Average balance outstanding		$727,381	$715,982	$682,496

Weighted average rate during the period on interest-bearing deposits(1)		2.08%	2.79%	3.75%

(1)	Excludes changes in fair value of callable brokered CDs measured at fair value and changes in the fair value of derivatives that economically hedge brokered CDs .
Brokered CDs — A large portion of the Corporation’s funding has been retail brokered CDs issued by FirstBank. Total brokered CDs decreased from $7.6 billion at December 31, 2009 to $6.3 billion as of December 31, 2010. Although all the regulatory capital ratios exceeded the established “well capitalized” levels at December 31, 2010, because of the Order with the FDIC, FirstBank cannot be treated as a “well capitalized” institution under regulatory guidance and cannot replace maturing brokered CDs without the prior approval of the FDIC. Since the issuance of the Order, the FDIC has granted the Bank temporary waivers to enable it to continue accessing the brokered deposit market through June 30, 2011. The Bank will request approvals for future periods. The Corporation has been using proceeds from repayments and sales of loans and investments to pay down maturing borrowings, including brokered CDs. Also, the Corporation successfully implemented its core deposit growth strategy that resulted in an increase of $669.6 million, or 14%, in core deposits during 2010. Core deposits exclude brokered deposits and public funds.
The average remaining term to maturity of the retail brokered CDs outstanding as of December 31, 2010 is approximately 1.3 years. Approximately 4% of the principal value of these certificates is callable at the Corporation’s option.
The use of brokered CDs has been particularly important for the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining regular retail deposits in Puerto Rico. The brokered CDs market is very competitive and liquid, and the Corporation has been able to obtain substantial amounts of funding in short periods of time. This strategy has enhanced the Corporation’s liquidity position, since the brokered CDs are insured by the FDIC up to regulatory limits, and can be obtained faster than regular retail deposits. Should the FDIC fail to approve waivers for the renewal of brokered CD’s, the Corporation would accelerate the deleveraging through a systematic disposition of assets to meet its liquidity needs. During 2010, the Corporation issued $3.9 billion in brokered CDs to renew maturing brokered CDs having an average coupon of 1.22% (all-in cost of 1.53%). Management believes it will continue to obtain waivers from the restrictions in the issuance of brokered CDs under the Order to meet its obligations and execute its business plans.
The following table presents a maturity summary of brokered and retail CDs with denominations of $100,000 or higher as of December 31, 2010.

(In thousands)
Three months or less	$858,478
Over three months to six months	697,418
Over six months to one year	2,220,987
Over one year	3,753,870

Total	$7,530,753

Certificates of deposit in denominations of $100,000 or higher include brokered CDs of $6.3 billion issued to deposit brokers in the form of large ($100,000 or more) certificates of deposit that are generally participated out by brokers in shares of less than $100,000 and are therefore insured by the FDIC. Certificates of deposit with denominations of $100,000 or higher also include $26.3 million of deposits through the Certificate of Deposit Account Registry Service (CDARS). In an effort to meet customer needs and provide its customers with the best products and services available, the Corporation’s bank subsidiary, FirstBank Puerto Rico, has joined a program that gives depositors the opportunity to insure their money beyond the standard FDIC coverage. CDARS can offer customers access to FDIC insurance coverage beyond the $250 thousand per account without limit, by placing deposits in multiple banks through a single bank gateway, when they enter into the CDARS Deposit Placement Agreement, while earning attractive returns on their deposits.
Retail deposits — The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. Total deposits, excluding brokered CDs, increased by $692.1 million to $5.8 billion from the balance of $5.1 billion as of December 31, 2009, reflecting increases in core-deposit products such as money market, savings, retail CD and interest-bearing checking accounts. A significant portion of the increase was related to increases in money market accounts and retail CDs in Florida. Successful marketing campaigns and attractive rates were the main reason for the increase in Florida. Refer to Note 14 in the Corporation’s audited financial statements for the year ended December 31, 2010 included in Item 8 of this Form 10-K for further details.
Refer to the “Net Interest Income” discussion above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the years ended December 31, 2010, 2009 and 2008.
Borrowings
     As of December 31, 2010, total borrowings amounted to $2.3 billion as compared to $5.2 billion and $4.7 billion as of December 31, 2009 and 2008, respectively.

     The following table presents the composition of total borrowings as of the dates indicated:

	Weighted Average
	Rate as of	As of December 31,
	December 31, 2010	2010	2009	2008
	(Dollars in thousands)
Federal funds purchased and securities sold under agreements to repurchase	3.74%	$1,400,000	$3,076,631	$3,421,042
Loans payable (1)	—	—	900,000	—
Advances from FHLB	3.33%	653,440	978,440	1,060,440
Notes payable	5.11%	26,449	27,117	23,274
Other borrowings	2.91%	231,959	231,959	231,914

Total (2)		$2,311,848	$5,214,147	$4,736,670

Weighted-average rate during the period		3.55%	2.79%	3.78%

(1)	Advances from the FED under the FED Discount Window Program.

(2)	Includes $644.5 million as of December 31, 2010 that are tied to variable rates or matured within a year.
Securities sold under agreements to repurchase - The Corporation’s investment portfolio is substantially funded with repurchase agreements. Securities sold under repurchase agreements were $1.4 billion as of December 31, 2010, compared with $3.1 billion as of December 31, 2009. The decrease relates to the Corporation’s balance sheet repositioning strategies as approximately $1.0 billion of repurchase agreements were early terminated and to the Corporation’s decision to deleverage its balance sheet by paying down maturing short-term repurchase agreements. One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. All of the $1.4 billion of repurchase agreements outstanding as of December 31, 2010 consist of structured repurchase agreements. The access to this type of funding was affected by the liquidity turmoil in the financial markets witnessed in the second half of 2008 and in 2009. Certain counterparties are still not willing to extend the term of maturing repurchase agreements. Nevertheless, in addition to short-term repos, the Corporation has been able to maintain access to credit by using cost-effective sources such as FHLB advances. Refer to Note 16 in the Corporation’s audited financial statements for the year ended December 31, 2010 included in Item 8 of this Form 10-K for further details about repurchase agreements outstanding by counterparty and maturities.
Under the Corporation’s repurchase agreements, as is the case with derivative contracts, the Corporation is required to pledge cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines due to changes in interest rates, a liquidity crisis or any other factor, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Given the quality of the collateral pledged, recently the Corporation has not experienced significant margin calls from counterparties arising from credit-quality-related write-downs in valuations and, as of December 31, 2010, it had only $0.45 million of cash equivalent instruments deposited in connection with collateralized interest rate swap agreements.
Advances from the FHLB — The Corporation’s Bank subsidiary is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages as collateral for advances taken. As of December 31, 2010 and 2009, the outstanding balance of FHLB advances was $653.4 million and $978.4 million, respectively. Approximately $367.4 million of outstanding advances from the FHLB has maturities of over one year. As part of its precautionary initiatives to safeguard access to credit and obtain low interest rates, the Corporation has been pledging assets with the FHLB while at the same time the FHLB has been revising its credit guidelines and “haircuts” in the computation of the availability of credit lines.
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
     With respect to our $231.9 million of outstanding subordinated debentures, we have provided, within the time frame prescribed by the indentures governing the subordinated debentures, a notice to the trustees of the subordinated debentures of our election to extend the interest payments on the debentures. Under the indentures, we have the right, from time to time, and without causing an event of default, to defer payments of interest on the subordinated debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. We have elected to defer the interest payments that were due in September and December 2010 and in March 2011 because the Federal Reserve advised us that it would not provide its approval for the payment of interest on these subordinated debentures.
     The Corporation’s principal uses of funds are the origination of loans and the repayment of maturing deposits and borrowings. The Corporation has committed substantial resources to its mortgage banking subsidiary, FirstMortgage Inc. As a result, the ratio of residential real estate loans as a percentage of total loans has increased over time from 14% at December 31, 2004 to 29% at December 31, 2010. Commensurate with the increase in its mortgage banking activities, the Corporation has also invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities. The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid in large part because of the sale or guarantee programs of the FHA, VA, HUD, FNMA and FHLMC. The Corporation obtained Commitment Authority to issue GNMA mortgage-backed securities from GNMA and, under this program, the Corporation completed the securitization of approximately $217.3 million of FHA/VA mortgage loans into GNMA MBS during 2010. Any regulatory actions affecting GNMA, FNMA or FHLMC could adversely affect the secondary mortgage market.

     Impact of Credit Ratings on Access to Liquidity and Valuation of Liabilities
     The Corporation’s credit as a long-term issuer is currently rated CCC+ with negative outlook by Standard & Poor’s (“S&P”) and CC by Fitch Ratings Limited (“Fitch”). At the FirstBank subsidiary level, long-term issuer ratings are currently B3 by Moody’s Investor Service (“Moody’s”), six notches below their definition of investment grade; CCC+ with negative outlook by S&P seven notches below their definition of investment grade, and CC by Fitch, eight notches below their definition of investment grade..
     During 2010, the Corporation suffered credit rating downgrades from S&P (from B to CCC+), and Fitch (from B- to CC) rating services. The FirstBank subsidiary also experienced credit rating downgrades in 2010: Moody’s from B1 to B3, S&P from B to CCC+, and Fitch from B to CC. Furthermore, in June 2010 Moody’s placed the Bank on “Credit Watch Negative”. The Corporation does not have any outstanding debt or derivative agreements that would be affected by the recent credit downgrades. Furthermore, given our non-reliance on corporate debt or other instruments directly linked in terms of pricing or volume to credit ratings, the liquidity of the Corporation so far has not been affected in any material way by the downgrades. The Corporation’s ability to access new non-deposit sources of funding, however, could be adversely affected by these credit ratings and any additional downgrades.
     The Corporation’s liquidity is contingent upon its ability to obtain new external sources of funding to finance its operations. The Corporation’s current credit ratings and any further downgrades in credit ratings can hinder the Corporation’s access to external funding and/or cause external funding to be more expensive, which could in turn adversely affect results of operations. Also, changes in credit ratings may further affect the fair value of certain liabilities and unsecured derivatives that consider the Corporation’s own credit risk as part of the valuation.
     Cash Flows
     Cash and cash equivalents were $370.3 million and $704.1 million as of December 31, 2010 and 2009, respectively. These balances decreased by $333.8 million and increased by $298.4 million from December 31, 2009 and 2008, respectively. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during 2010 and 2009.
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
     For the year ended December 31, 2010, net cash provided by operating activities was $237.2 million. Net cash generated from operating activities was higher than net loss reported largely as a result of adjustments for non-cash operating items such as the provision for loan and lease losses partially offset by adjustments to net income from the gain on sale of investments.
     For the year ended December 31, 2009, net cash provided by operating activities was $243.2 million. Net cash generated from operating activities was higher than net loss reported largely as a result of adjustments for operating items such as the provision for loan and lease losses and non-cash charges recorded to increase the Corporation’s valuation allowance for deferred tax assets.
     Cash Flows from Investing Activities
     The Corporation’s investing activities primarily relate to originating loans to be held to maturity and purchasing, selling and repayments of available-for-sale and held-to-maturity investment securities. For the year ended December 31, 2010, net cash provided by investing activities was $3.0 billion, primarily reflecting proceeds from loans, as well as proceeds from securities sold or called during 2010 and MBS prepayments. Partially offsetting these sources of cash were cash used for loan origination disbursements and certain purchases of available-for-sale securities, as discussed above.

     For the year ended December 31, 2009, net cash of $381.8 million was used in investing activities, primarily for loan origination disbursements and purchases of available-for-sale investment securities to mitigate in part the impact of the call of investments securities, mainly U.S. Agency debentures, by counterparties prior to maturity and MBS prepayments. Partially offsetting these uses of cash were proceeds from sales and maturities of available-for-sale securities as well as proceeds from held-to-maturity securities called during 2009, and proceeds from loans and from MBS repayments.
Cash Flows from Financing Activities
     The Corporation’s financing activities include primarily the receipt of deposits and issuance of brokered CDs, the issuance and repayments of long-term debt, the issuance of equity instruments and activities related to its short-term funding. In addition, the Corporation paid monthly dividends on its preferred stock and quarterly dividends on its common stock until it announced the suspension of dividends beginning in August 2009. During 2010, net cash used in financing activities was $3.6 billion due to the Corporation’s balance sheet repositioning strategies and deleveraging of the balance sheet, including the early termination of repurchase agreements and related costs and pay down of maturing repurchase agreements as well as advances from the FHLB and the FED and brokered CDs. Partially offsetting these cash reductions was the growth of the core deposit base.
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
Capital
     The Corporation’s stockholders’ equity amounted to $1.1 billion as of December 31, 2010, a decrease of $541.1 million compared to the balance as of December 31, 2009, driven by the net loss of $524.3 million for 2010, a decrease of $8.8 million in accumulated other comprehensive income and $8 million of issue costs related to the Exchange Offer. Based on the Agreement with the FED, currently neither First BanCorp, nor FirstBank, is permitted to pay dividends on capital securities without prior approval. For the year ended December 31, 2009, the Corporation declared in aggregate cash dividends of $2.10 per common share and $4.20 for 2008. Total cash dividends paid on common shares amounted to $13.0 million for 2009 and $25.9 million for 2008. Dividends declared and paid on preferred stock amounted to $30.1 million in 2009 and $40.3 million in 2008. On July 20, 2010, we exchanged the 400,000 shares of the Series F Preferred Stock, that we previously had sold to the U.S. Treasury, plus accrued dividends on the Series F Preferred Stock, for 424,174 shares of the Series G Preferred Stock.
     Effective June 2, 2010, FirstBank, by and through its Board of Directors, entered into the Order with the FDIC (see “Description of Business”). Although all the regulatory capital ratios exceeded the established “well capitalized” levels at December 31, 2010, because of the Order with the FDIC, FirstBank cannot be treated as a “well capitalized” institution under regulatory guidance. Set forth below are First BanCorp’s, and FirstBank Puerto Rico’s regulatory capital ratios as of December 31, 2010 and December 31, 2009, based on existing established FED and FDIC guidelines.

		Banking Subsidiary
	First		To be well	Consent Order
	BanCorp	FirstBank	capitalized	Requirements over time
As of December 31, 2010

Total capital (Total capital to risk-weighted assets)	12.02%	11.57%	10.00%	12.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	10.73%	10.28%	6.00%	10.00%
Leverage ratio	7.57%	7.25%	5.00%	8.00%

As of December 31, 2009

Total capital (Total capital to risk-weighted assets)	13.44%	12.87%	10.00%	10.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	12.16%	11.70%	6.00%	6.00%
Leverage ratio	8.91%	8.53%	5.00%	5.00%

     The decrease in regulatory capital ratios is mainly related to the net loss reported for 2010 that was partially offset by the decrease in risk-weighted assets consistent with the Corporation’s decision to deleverage its balance sheet to preserve its capital position. Significant decreases in risk-weighted assets have been achieved mainly through the non renewal of commercial loans with moderate to high risk weightings, such as temporary loan facilities to the Puerto Rico government and others, and through the charge-offs of portions of loans deemed uncollectible. Also, a reduced volume of loan originations and sales of investments contributed to mitigate, to some extent, the effect of net losses on the capital ratios.
     Capital Restructuring Initiatives
     The Corporation and FirstBank jointly submitted a Capital Plan to the FED and the FDIC in July 2010 and an updated Plan in March 2011. The primary objective of the Capital Plan is to improve the Corporation’s capital structure in order to 1) enhance its ability to operate in the current economic environment, 2) be in a position to continue executing business strategies and return to profitability and 3) achieve certain minimum capital ratios set forth in the FDIC Order over time. The minimum capital ratios established by the FDIC Order for the Bank are 8% for Leverage (Tier 1 Capital to Average Total Assets), 10% for Tier 1 Capital to Risk-Weighted Assets and 12% for Total Capital to Risk-Weighted Assets. In this respect, the Capital Plan identifies specific targeted Leverage, Tier 1 Capital to Risk-Weighted Assets and Total Capital to Risk-Weighted Assets ratios to be achieved by the Bank each calendar quarter until the aforementioned required capital levels are achieved. Although the regulatory capital ratios exceeded the required established minimum capital ratios for “well-capitalized” levels as of December 31, 2010, FirstBank cannot be treated as a “well capitalized” institution under regulatory guidance, while operating under the Order.
     The July 2010 Capital Plan sets forth the following capital restructuring initiatives as well as various deleveraging strategies:
1.	The issuance of shares of the Corporation’s common stock in exchange for the preferred stock held by the U.S. Treasury;

2.	The issuance of shares of the Corporation’s common stock in exchange for any and all of the Corporation’s outstanding Series A through E Preferred Stock; and

3.	A $500 million capital raise through the issuance of new common shares for cash.
     During 2010, the Corporation executed the following transactions as part of the implementation of its Capital Plan:
•	On July 20, 2010, the Corporation issued $424.2 million Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series G in exchange of the $400 million of Fixed Rate Cumulative Perpetual Preferred Stock, Series F that the U.S. Treasury had acquired pursuant to the TARP Capital Purchase Program, and dividends accrued on such stock. Under the terms of the new Series G Preferred Stock, the Corporation obtained a right to compel the conversion of this stock into shares of the Corporation’s common stock, provided that the Corporation meets a number of conditions, including the raising of equity capital in an amount acceptable to the U.S. Treasury.

•	On August 30, 2010, the Corporation completed its offer to issue shares of its common stock in exchange for its outstanding Series A through E Preferred Stock (the “Exchange Offer”), which resulted in the issuance of 15,134,347 new shares of common stock in exchange for 19,482,128 shares of preferred stock with an aggregate liquidation amount of $487 million, or 89% of the outstanding Series A through E preferred stock.

•	On August 24, 2010, the Corporation obtained stockholders’ approval to increase the number of authorized shares of common stock from 750 million to 2 billion and decrease the par value of its common stock from $1.00 to $0.10 per share.
     These approvals and the issuance of common stock in exchange for Series A through E Preferred Stock satisfy all but one of the substantive conditions to the Corporation’s ability to compel the conversion of the 424,174 shares of the new Series G Preferred Stock. The other substantive condition to the Corporation’s ability to compel the conversion of the Series G Preferred Stock is the issuance of a minimum amount of additional capital, subject to terms, other than the price per share, reasonably acceptable to the U.S. Treasury in its sole discretion. During the fourth quarter of 2010, the U.S. Treasury agreed to a reduction in the amount of the capital raise required to satisfy the remaining substantive condition to compel the conversion of the Series G preferred stock into shares of common stock from $500 million stated in the Capital Plan submitted to regulators in July 2010 to $350 million.
     The first two initiatives of the Capital Plan were designed to improve the Corporation’s tangible common equity and Tier 1 common to risk-weighted assets ratios, thus improving the Corporation’s ability to successfully raise additional capital through a sale of its common stock, which is the last component of the Capital Plan. The completion of the Exchange Offer and the issuance of the Series G Preferred Stock to the U.S. Treasury resulted in improvements in the Corporation’s Tangible and Tier 1 common equity ratios to 3.80% and 5.01%, respectively, as of December 31, 2010 from 3.20% and 4.10%, respectively, as of December 31, 2009.
     In March 2011, the Corporation submitted an updated Capital Plan to the regulators (the “Updated Capital Plan”). The Updated Capital Plan contemplates the $350 million capital raise through the issuance of new common shares for cash, and other actions to further reduce the Corporation’s and the Bank’s risk-weighted assets, strengthen their capital position and meet the minimum capital ratios required for the Bank under the Order. Among the strategies contemplated in the Updated Capital Plan are further reductions of the Corporation’s loan portfolio and investment portfolio. The Bank expects to be in compliance with the minimum capital ratios under the FDIC Order by June 30, 2011.
     If the Bank fails to achieve the capital ratios as provided, the FDIC Order provides that, within 45 days of being out of compliance, the Bank would be required to increase capital in an amount sufficient to comply with the capital ratios set forth in the approved Capital Plan, or submit to the regulators a contingency plan for the sale, merger, or liquidation of the institution in the event the primary sources of capital are not available. Thereafter the FDIC would determine whether and when to initiate an acceptable contingency plan.
     With respect to the capital raise efforts, the Corporation filed an amended registration statement for a proposed underwritten offering of its common stock with the SEC. The Corporation is working to complete a capital raise to ensure that the projected level of regulatory capital can support its balance sheet over the long-term. As part of the Corporation’s capital raising efforts, the Corporation has been engaged in conversations with a number of entities, including private equity firms. The issuance of additional equity securities in the public markets and other capital management or business strategies could depress the market price of our common stock and result in the dilution of our common stockholders.
     The tangible common equity ratio and tangible book value per common share are non-GAAP measures generally used by the financial community to evaluate capital adequacy. Tangible common equity is total equity less preferred equity, goodwill and core deposit intangibles. Tangible assets are total assets less goodwill and core deposit intangibles. Refer to — Basis of Presentation — section below for additional information.
The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets for the years ended December 31, 2010 and 2009, respectively:

	December 31,	December 31,
(In thousands)	2010	2009
Total equity — GAAP	$1,057,959	$1,599,063
Preferred equity	(425,009)	(928,508)
Goodwill	(28,098)	(28,098)
Core deposit intangible	(14,043)	(16,600)

Tangible common equity	$590,809	$625,857

Total assets — GAAP	$15,593,077	$19,628,448
Goodwill	(28,098)	(28,098)
Core deposit intangible	(14,043)	(16,600)

Tangible assets	$15,550,936	$19,583,750

Common shares outstanding	21,304	6,169

Tangible common equity ratio	3.80%	3.20%
Tangible book value per common share	$27.73	$101.44

     The Tier 1 common equity to risk-weighted assets ratio is calculated by dividing (a) Tier 1 capital less non-common elements including qualifying perpetual preferred stock and qualifying trust preferred securities, by (b) risk-weighted assets, which assets are calculated in accordance with applicable bank regulatory requirements. Refer to — Basis of Presentation — section below for additional information.
     The following table reconciles stockholders’ equity (GAAP) to Tier 1 common equity:

	December 31,	December 31,
(In thousands)	2010	2009
Total equity — GAAP	$1,057,959	$1,599,063
Qualifying preferred stock	(425,009)	(928,508)
Unrealized gain on available-for-sale securities (1)	(17,736)	(26,617)
Disallowed deferred tax asset (2)	(815)	(11,827)
Goodwill	(28,098)	(28,098)
Core deposit intangible	(14,043)	(16,600)
Cumulative change gain in fair value of liabilities acounted for under a fair value option	(2,185)	(1,535)
Other disallowed assets	(226)	(24)

Tier 1 common equity	$569,847	$585,854

Total risk-weighted assets	$11,372,856	$14,303,496

Tier 1 common equity to risk-weighted assets ratio	5.01%	4.10%

1-	Tier 1 capital excludes net unrealized gains (losses) on available-for-sale debt securities and net unrealized gains on available-for-sale equity securities with readily determinable fair values, in accordance with regulatory risk-based capital guidelines. In arriving at Tier 1 capital, institutions are required to deduct net unrealized losses on available-for-sale equity securities with readily determinable fair values, net of tax.

2-	Approximately $13 million of the Corporation’s net deferred tax assets at December 31, 2010 (December 31, 2009 — $111 million) were included without limitation in regulatory capital pursuant to the risk-based capital guidelines, while approximately $0.8 million of such assets at December 31, 2010 (December 31, 2009 — $12 million) exceeded the limitation imposed by these guidelines and, as “disallowed deferred tax assets,” were deducted in arriving at Tier 1 capital. According to regulatory capital guidelines, the deferred tax assets that are dependent upon future taxable income are limited for inclusion in Tier 1 capital to the lesser of: (i) the amount of such deferred tax asset that the entity expects to realize within one year of the calendar quarter end-date, based on its projected future taxable income for that year or (ii) 10% of the amount of the entity’s Tier 1 capital. Approximately $5 million of the Corporation’s other net deferred tax liability at December 31, 2010 (December 31, 2009 — $5 million) represented primarily the deferred tax effects of unrealized gains and losses on available-for-sale debt securities, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines.
     If the Corporation needs to continue to recognize significant reserves and cannot complete a capital raise, FirstBank may not be able to comply with the minimum capital requirements included in the FDIC Order. Even if the Corporation’s efforts to sell equity are not successful during 2011, the Corporation’s deleverage and contingency strategies contemplated in its Updated Capital Plan would allow the Bank to attain and maintain minimum capital ratios required by the FDIC Order and consistent with the timeline in the Updated Capital Plan.
     The strategies incorporated into the Updated Capital Plan to meet the minimum capital ratios include the following:
          Strategies completed during the first quarter of 2011:
•	Sale of performing first lien residential mortgage loans — The Bank sold approximately $235 million in mortgage loans to another financial institution during February 2011. Proceeds were used to reduce funding sources.

•	Sale of investment securities — The Bank sold approximately $326 million in investment securities during March 2011. Proceeds were used, in part, to reduce funding sources and to support liquidity reserves.

•	The Corporation contributed $22 million of capital to the Bank during March 2011.

          Strategies completed or expected to be completed by June 30, 2011:
•	Sale of investment securities — The Bank sold approximately $268 million in investment securities on April 8, 2011.

•	Sale of performing first lien residential mortgage loans- The Bank has entered into a letter of intent to sell approximately $250 million in mortgage loans to another financial institution before June 30, 2011.

•	Sale of participation in commercial loans — The Bank has commenced negotiations to sell approximately $150 million in loan participations to other financial institutions by June 30, 2011.

•	The proceeds received from the above three transactions will be used to reduce funding sources.

•	Non-renewal of maturing government credit facilities of approximately $110 million by June 30, 2011.
     Upon the successful completion of these actions, when combined with the achievement of operating results in line with management’s current expectations, management expects that the Corporation and the Bank will attain the minimum capital ratios set forth in the Updated Capital Plan. However, no assurance can be given that the Corporation and the Bank will be able to achieve this.
     In the event the Corporation is unable to complete its capital raising efforts during 2011 and actual credit losses exceed amounts projected, the Updated Capital Plan includes additional actions designed to allow the Bank to maintain the minimum capital ratios for the foreseeable future, including the sale of additional assets.
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
     As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. As of December 31, 2010, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $611.8 million and $156.0 million, respectively. Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation’s mortgage banking activities do not involve interest rate lock agreements with its prospective borrowers.
Contractual Obligations and Commitments
     The following table presents a detail of the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, operating leases, commitments to sell mortgage loans and commitments to extend credit:

	As of December 31, 2010
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In thousands)
Contractual obligations:
Certificates of deposit	$8,440,574	$4,356,662	$3,883,237	$186,820	$13,855
Securities sold under agreements to repurchase	1,400,000	100,000	600,000	700,000	—
Advances from FHLB	653,440	286,000	367,440	—	—
Notes payable	26,449	7,742	6,865	—	11,842
Other borrowings	231,959	—	—	—	231,959
Operating leases	58,973	8,600	12,418	8,009	29,946
Other contractual obligations	7,131	4,776	2,255	100	—

Total contractual obligations	$10,818,526	$4,763,780	$4,872,215	$894,929	$287,602

Commitments to sell mortgage loans	$92,147	$92,147

Standby letters of credit	$84,338	$84,338

Commitments to extend credit:
Lines of credit	$422,401	$422,401
Letters of credit	71,641	71,641
Commitments to originate loans	189,437	139,437	50,000

Total commercial commitments	$683,479	$633,479	$50,000

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
     Lehman Brothers Special Financing, Inc. (“Lehman”) was the counterparty to the Corporation on certain interest rate swap agreements. During the third quarter of 2008, Lehman failed to pay the scheduled net cash settlement due to the Corporation, which constituted an event of default under those interest rate swap agreements. The Corporation terminated all interest rate swaps with Lehman and replaced them with other counterparties under similar terms and conditions. In connection with the unpaid net cash settlement due as of December 31, 2010 under the swap agreements, the Corporation has an unsecured counterparty exposure with Lehman, which filed for bankruptcy on October 3, 2008, of approximately $1.4 million. This exposure was reserved in the third quarter of 2008. The Corporation had pledged collateral of $63.6 million with Lehman to guarantee its performance under the swap agreements in the event payment thereunder was required.
     The book value of pledged securities with Lehman as of December 31, 2010 amounted to approximately $64.5 million. The Corporation believes that the securities pledged as collateral should not be part of the Lehman bankruptcy estate given the fact that the posted collateral constituted a performance guarantee under the swap agreements and was not part of a financing agreement, and that ownership of the securities was never transferred to Lehman. Upon termination of the interest rate swap agreements, Lehman’s obligation was to return the collateral to the Corporation. During the fourth quarter of 2009, the Corporation discovered that Lehman Brothers, Inc., acting as agent of Lehman, had deposited the securities in a custodial account at JP Morgan Chase, and that, shortly before the filing of the Lehman bankruptcy proceedings, it had provided instructions to have most of the securities transferred to Barclays Capital (“Barclays”) in New York. After Barclays’s refusal to turn over the securities, during December 2009, the Corporation filed a lawsuit against Barclays in federal court in New York demanding the return of the securities. During February 2010, Barclays filed a motion with the court requesting that the Corporation’s claim be dismissed on the grounds that the allegations of the complaint are not sufficient to justify the granting of the remedies therein sought. Shortly thereafter, the Corporation filed its opposition motion. A hearing on the motions was held in court on April 28, 2010. The court, on that date, after hearing the arguments by both sides, concluded that the Corporation’s equitable-based causes of action, upon which the return of the investment securities is being demanded, contain allegations that sufficiently plead facts warranting the denial of Barclays’ motion to dismiss the Corporation’s claim. Accordingly, the judge ordered the case to proceed to trial.

     Subsequent to the court decision, the district court judge transferred the case to the Lehman bankruptcy court for trial. While the Corporation believes it has valid reasons to support its claim for the return of the securities, the Corporation may not succeed in its litigation against Barclays to recover all or a substantial portion of the securities. Upon such transfer, the Bankruptcy court began to entertain the pre-trial procedures including discovery of evidence. In this regard, an initial scheduling conference was held before the United States Bankruptcy Court for the Southern District of New York on November 17, 2010, at which time a proposed case management plan was approved. Discovery has commenced pursuant to that case management plan and is currently scheduled for completion by May 15, 2011, but this timing is subject to adjustment.
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
Interest Rate Risk Management
     First BanCorp manages its asset/liability position in order to limit the effects of changes in interest rates on net interest income and to maintain stability of profitability under varying interest rate scenarios. The MIALCO oversees interest rate risk based on its consideration of, among other things, current and expected conditions in world financial markets, competition and prevailing rates in the local deposit market, liquidity, securities market values, recent or proposed changes to the investment portfolio, alternative funding sources and related costs, hedging and the possible purchase of derivatives such as swaps and caps, and any tax or regulatory issues which may be pertinent to these areas. The MIALCO approves funding decisions in light of the Corporation’s overall strategies and objectives.
     The Corporation performs on a quarterly basis a consolidated net interest income simulation analysis to estimate the potential change in future earnings from projected changes in interest rates. These simulations are carried out over a one-to-five-year time horizon, assuming upward and downward yield curve shifts. The rate scenarios considered in these disclosures reflect gradual upward and downward interest rate movements of 200 basis points, during a twelve-month period. Simulations are carried out in two ways:
     (1) Using a static balance sheet, as of the simulation date, and
     (2) Using a dynamic balance sheet based on recent patterns and current strategies.
     The balance sheet is divided into groups of assets and liabilities detailed by maturity or re-pricing structure and their corresponding interest yields and costs. As interest rates rise or fall, these simulations incorporate expected future lending rates, current and expected future funding sources and costs, the possible exercise of options, changes in prepayment rates, deposits decay and other factors which may be important in projecting net interest income.
     The Corporation uses a simulation model to project future movements in the Corporation’s balance sheet and income statement. The starting point of the projections generally corresponds to the actual values on the balance sheet on the date of the simulations.
     These simulations are highly complex, and are based on many assumptions that are intended to reflect the general behavior of the balance sheet components over the period in question. It is unlikely that actual events will match these assumptions in all cases. For this reason, the results of these forward-looking computations are only approximations of the true sensitivity of net interest income to changes in market interest rates.

     The following table presents the results of the simulations as of December 31, 2010 and December 31, 2009. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives and liabilities elected to be measured at fair value:

	December 31, 2010				December 31, 2009
	Net Interest Income Risk (Projected for the next 12 months)				Net Interest Income Risk (Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
+200 bps ramp	$24.8	5.37%	$24.8	5.60%	$10.6	2.16%	$16.0	3.39%
-200 bps ramp	$(22.8)	(4.94)%	$(24.2)	(5.48)%	$(31.9)	(6.53)%	$(33.0)	(6.98)%
     The Corporation continues to manage its balance sheet structure to control the overall interest rate risk and preserve its capital position. The Corporation continued with a deleveraging and balance sheet repositioning strategy. During 2010, the investment portfolio decreased by approximately $1.6 billion, while the loan portfolio decreased by $2.0 billion. This decrease in assets resulting from the deleveraging strategy allowed a reduction of $3.3 billion in wholesale funding since 2009, including FHLB Advances and brokered certificates of deposit. In addition, the Corporation continues to grow its core deposit base while adjusting the mix of its funding sources to better match the expected average life of the assets.
     Taking into consideration the above-mentioned facts for modeling purposes, the net interest income for the next twelve months under a non-static balance sheet scenario, is estimated to increase by $24.8 million in a gradual parallel upward move of 200 basis points.
     In accordance with the Corporation’s risk management policies, the Corporation modeled the downward “parallel” rates moves by anchoring the short end of the curve (falling rates with a flattening curve), even though, given the current level of rates as of December 31, 2010, some market interest rate were projected to be zero. Under this scenario, where a considerable spread compression is projected, net interest income for the next twelve months in a non-static balance sheet scenario is estimated to decrease by $24.2 million.
Derivatives. First BanCorp uses derivative instruments and other strategies to manage its exposure to interest rate risk caused by changes in interest rates beyond management’s control.
     The following summarizes major strategies, including derivative activities, used by the Corporation in managing interest rate risk:
Interest rate cap agreements — Interest rate cap agreements provide the right to receive cash if a reference interest rate rises above a contractual rate. The value increases as the reference interest rate rises. The Corporation enters into interest rate cap agreements for protection from rising interest rates. Specifically, the interest rate on certain of the Corporation’s commercial loans to other financial institutions is generally a variable rate limited to the weighted-average coupon of the referenced residential mortgage collateral, less a contractual servicing fee. During the second quarter of 2010, the counterparty for interest rate caps for certain private label MBS was taken over by the FDIC, which resulted in the immediate cancelation of all outstanding commitments, and as a result, interest rate caps with an aggregate notional amount of $108.2 million are no longer considered to be derivative financial instruments. The total exposure to fair value of $3.0 million related to such contracts was reclassified to an account receivable.
Interest rate swaps — Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of December 31, 2010, most of the interest rate swaps outstanding are used for protection against rising interest rates. In the past, interest rate swaps volume was much higher since they were used to convert fixed-rate brokered CDs (liabilities), mainly those with long-term maturities, to a variable rate to mitigate the interest rate risk inherent in variable rate loans. All of these interest rate swaps related to brokered CDs were called during 2009, in the face of lower interest rate levels, and, as a consequence, the Corporation exercised its call option on the swapped-to-

floating brokered CDs. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.
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
     For detailed information regarding the volume of derivative activities (e.g. notional amounts), location and fair values of derivative instruments in the statement of financial condition and the amount of gains and losses reported in the statement of (loss) income, refer to Note 32 in the Corporation’s audited financial statements for the year ended December 31, 2010 included in Item 8 of this Form 10-K.
     The following tables summarize the fair value changes of the Corporation’s derivatives as well as the source of the fair values:
     Fair Value Change

Year ended
(In thousands)	December 31, 2010
Fair value of contracts outstanding at the beginning of year	$(531)
Contracts terminated or called during the year	(2,587)
Changes in fair value during the year	(1,678)

Fair value of contracts outstanding as of December 31, 2010	$(4,796)

Source of Fair Value

(In thousands)	Payments Due by Period
	Maturity			Maturity
	Less Than	Maturity	Maturity	In Excess	Total
As of December 31, 2010	One Year	1-3 Years	3-5 Years	of 5 Years	Fair Value
Pricing from observable market inputs	$15	$(636)	$23	$(4,198)	$(4,796)

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
     As of December 31, 2010 and 2009, all of the derivative instruments held by the Corporation were considered economic undesignated hedges.
     During 2009, all of the $1.1 billion of interest rate swaps that economically hedged brokered CDs that were outstanding were called by the counterparties, mainly due to lower levels of 3-month LIBOR. Following the cancellation of the interest rate swaps, the Corporation exercised its call option on the approximately $1.1 billion swapped-to-floating brokered CDs. The Corporation recorded a net loss of $3.5 million in 2009 as a result of these transactions, resulting from the reversal of the cumulative mark-to-market valuation of the swaps and the called brokered CDs.
     Refer to Note 29 of the Corporation’s audited financial statements for the year ended December 31, 2010 included in Item 8 of this Form 10-K for additional information regarding the fair value determination of derivative instruments.
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
     Set forth below is a detailed analysis of the Corporation’s credit exposure by counterparty with respect to derivative instruments outstanding as of December 31, 2010 and December 31, 2009.

		As of December 31, 2010
(In thousands)			Total			Accrued
			Exposure at	Negative	Total	interest receivable
Counterparty	Rating(1)	Notional	Fair Value(2)	Fair Values	Fair Value	(payable)
Interest rate swaps with rated counterparties:
JP Morgan	A+	$42,808	$889	$(4,865)	$(3,976)	$—
Credit Suisse First Boston	A+	5,493	—	(327)	(327)	—
Goldman Sachs	A	6,515	664	—	664	—
Morgan Stanley	A	108,829	1	—	1	—

		163,645	1,554	(5,192)	(3,638)	—

Other derivatives (3)		127,837	351	(1,509)	(1,158)	(140)

Total		$291,482	$1,905	$(6,701)	$(4,796)	$(140)

		As of December 31, 2009
(In thousands)			Total			Accrued
			Exposure at	Negative	Total	interest receivable
Counterparty	Rating(1)	Notional	Fair Value(2)	Fair Values	Fair Value	(payable)
Interest rate swaps with rated counterparties:
JP Morgan	A+	$67,345	$621	$(4,304)	$(3,683)	$—
Credit Suisse First Boston	A+	49,311	2	(764)	(762)	—
Goldman Sachs	A	6,515	557	—	557	—
Morgan Stanley	A	109,712	238	—	238	—

		232,883	1,418	(5,068)	(3,650)	—

Other derivatives (3)		284,619	4,518	(1,399)	3,119	(269)

Total		$517,502	$5,936	$(6,467)	$(531)	$(269)

(1)	Based on the S&P and Fitch Long Term Issuer Credit Ratings.

(2)	For each counterparty, this amount includes derivatives with positive fair value excluding the related accrued interest receivable/payable.

(3)	Credit exposure with several Puerto Rico counterparties for which a credit rating is not readily available.

As of December 31, 2009, approximately $4.2 million of the credit exposure with local companies relates to caps referenced to mortgages bought from a local financial institution that was taken over by another institution during the second quarter of 2010 through an FDIC-assisted transaction.

     A “Hull-White Interest Rate Tree” approach is used to value the option components of derivative instruments. The discounting of the cash flows is performed using US dollar LIBOR-based discount rates or yield curves that account for the industry sector and the credit rating of the counterparty and/or the Corporation. Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments resulted in an unrealized gain of approximately $0.8 million as of December 31, 2010, of which an unrealized gain of $0.3 million was recorded in 2010, an unrealized loss of $1.9 million was recorded in 2009 and an unrealized gain of $1.5 million was recorded in 2008.
Credit Risk Management
     First BanCorp is subject to credit risk mainly with respect to its portfolio of loans receivable and off-balance sheet instruments, mainly derivatives and loan commitments. Loans receivable represents loans that First BanCorp holds for investment and, therefore, First BanCorp is at risk for the term of the loan. Loan commitments represent commitments to extend credit, subject to specific condition, for specific amounts and maturities. These commitments may expose the Corporation to credit risk and are subject to the same review and approval process as for loans. Refer to “Contractual Obligations and Commitments” above for further details. The credit risk of derivatives arises from the potential of the counterparty’s default on its contractual obligations. To manage this credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. For further details and information on the Corporation’s derivative credit risk exposure, refer to “—Interest Rate Risk Management” section above. The Corporation manages its credit risk through credit policy, underwriting, independent loan review and quality control procedures, statistical analysis, comprehensive financial analysis, and established management committees. The Corporation also employs proactive collection and loss mitigation efforts. Furthermore, personnel performing structured loan workout functions are responsible for avoiding defaults and minimizing losses upon default within each region and for each business segment. In the case of commercial and industrial, commercial mortgage and costruction loan portfolios, the Special Asset Group (“SAG”) focuses on strategies for the accelerated reduction of non-performing assets through note sales, loss mitigation programs, and sales of REO. In addition to the management of the resolution process for problem loans, the SAG oversees collection efforts for all loans to prevent migration to the non-performing and/or adversely classified status. The SAG utilizes relationship officers, collection specialists and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary.
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
     Management, comprised of the Corporation’s Commercial Credit Risk Officer, Retail Credit Risk Officer, Chief Lending Officer and other senior executives, has the primary responsibility for setting strategies to achieve the Corporation’s credit risk goals and objectives. Those goals and objectives are documented in the Corporation’s Credit Policy.
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
     The allowance for loan and lease losses provides for probable losses that have been identified with specific valuation allowances for individually evaluated impaired loans and for probable losses believed to be inherent in the loan portfolio that have not been specifically identified. Internal risk ratings are assigned to each business loan at the time of approval and are subject to subsequent periodic reviews by the Corporation’s senior management. The allowance for loan and lease losses is reviewed on a quarterly basis as part of the Corporation’s continued evaluation of its asset quality. Refer to “Critical Accounting Policies — Allowance for Loan and Lease Losses” section above for additional information about the methodology used by the Corporation to determine specific reserves and the general valuation allowance.
     The reserve coverage for all portfolios increased during 2010 due to the continued increase in charge-offs and the continued pressures on property values and current economic conditions. The allowance for loan losses to total loans for residential mortgage loans increased from 0.87% at December 31, 2009 to 1.82% as of December 31, 2010. The commercial mortgage reserve coverage increased from 4.02% at December 31, 2009 to 6.32% at December 31, 2010. The C&I loans reserve coverage ratio increased from 3.48% at December 31, 2009 to 3.68% at December 31, 2010. The construction loans reserve coverage ratio increased from 11.00% in December, 2009 to 21.69% at December 31, 2010. The consumer and finance leases reserve coverage ratio increased from 4.36% in December 2009 to 4.69% at December 31, 2010. While the amount of impaired loans decreased for most of the portfolio, the higher level of impaired residential mortgage loans is mainly related to the modification of loans through the Home Affordable Modification Program of the Federal government, for which a sustained period of repayment performance under the modified terms was observed. These impaired loans are not necessarily classified as non-performing loans.
     Substantially all of the Corporation’s loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is located in Puerto Rico, the U.S. and British Virgin Islands or the U.S. mainland (mainly in the state of Florida), the performance of the Corporation’s loan portfolio and the value of the collateral supporting the transactions are dependent upon the performance of and conditions within each specific area real estate market. Economic reports related to the real estate market in Puerto Rico indicate that the real estate market is experiencing readjustments in value driven by the loss of income due to the unemployment of consumers, reduced demand and the general economic conditions. The Corporation sets adequate loan-to-value ratios upon original approval following its regulatory and credit policy standards. The real estate market for the U.S. Virgin Islands remains fairly stable. In the Florida market, residential real estate has experienced a very slow turnover, but the Corporation continues to reduce its credit exposure through disposition of assets and different loss mitigation initiatives as the end of this difficult credit cycle in the Florida region appears to be approaching.
     As shown in the following table, the allowance for loan and lease losses increased to $553.0 million at December 31, 2010, compared with $528.1 million at December 31, 2009. The $24.9 million increase in the allowance primarily reflected increases in reserves associated with the residential and commercial mortgage loan portfolios. The Corporation has continued to build its reserves based on recent appraisals, charge-offs trends and environmental factors. This was partially offset by the release of approximately $62.1 million of the allowance for loan losses associated with the $447 million ($282 million net of charge-offs) of loans transferred to held for sale. These loans were subsequently sold in February 2011 and improved the credit quality of the overall portfolio since most of them were non-performing or adversely classified loans.

     The following table sets forth an analysis of the activity in the allowance for loan and lease losses during the periods indicated:

Year Ended December 31,	2010	2009	2008	2007	2006
(Dollars in thousands)
Allowance for loan and lease losses, beginning of year	$528,120	$281,526	$190,168	$158,296	$147,999

Provision (recovery) for loan and lease losses:
Residential mortgage	93,883	45,010	13,032	2,736	4,059
Commercial mortgage	119,815	(1)	73,861	8,269	1,567	3,898
Commercial and Industrial	68,336	(2)	143,697	35,032	18,128	(1,662)
Construction	300,997	(3)	264,246	53,109	23,502	5,815
Consumer and finance leases	51,556	53,044	81,506	74,677	62,881

Total provision for loan and lease losses	634,587	579,858	190,948	120,610	74,991

Charge-offs:
Residential mortgage	(62,839)	(28,934)	(6,256)	(985)	(997)
Commercial mortgage	(82,708	)(4)	(25,871)	(3,664)	(1,333)	(19)
Commercial and Industrial	(99,724	)(5)	(35,696)	(25,911)	(9,927)	(6,017)
Construction	(313,511	)(6)	(183,800)	(7,933)	(3,910)	—
Consumer and finance leases	(64,219)	(70,121)	(73,308)	(78,675)	(70,176)

(623,001)	(344,422)	(117,072)	(94,830)	(77,209)

Recoveries:
Residential mortgage	121	73	—	1	17
Commercial mortgage	1,288	667	—	—	—
Commercial and Industrial	1,251	1,188	1,678	659	3,491
Construction	358	200	198	78	—
Consumer and finance leases	10,301	9,030	6,875	5,354	9,007

13,319	11,158	8,751	6,092	12,515

Net charge-offs	(609,682)	(333,264)	(108,321)	(88,738)	(64,694)

Other adjustments(7)	—	—	8,731	—	—

Allowance for loan and lease losses, end of year	$553,025	$528,120	$281,526	$190,168	$158,296

Allowance for loan and lease losses to year end total loans held for investment	4.74%	3.79%	2.15%	1.61%	1.41%
Net charge-offs to average loans outstanding during the year	4.76	%(8)	2.48%	0.87%	0.79%	0.55%
Provision for loan and lease losses to net charge-offs during the year	1.04	x(9)	1.74	x	1.76	x	1.36	x	1.16	x

(1)	Includes provision of $11.3 million associated with loans transferred to held for sale.

(2)	Includes provision of $8.6 million associated with loans transferred to held for sale.

(3)	Includes provision of $83.0 million associated with loans transferred to held for sale.

(4)	Includes charge-offs of $29.5 million associated with loans transferred to held for sale.

(5)	Includes charge-offs of $8.6 million associated with loans transferred to held for sale.

(6)	Includes charge-offs of $127.0 million associated with loans transferred to held for sale.

(7)	For 2008, carryover of the allowance for loan losses related to the $218 million auto loan portfolio acquired from Chrysler.

(8)	Includes net charge-offs totaling $165.1 million associated with loans transferred to held for sale. Total net charge-offs to average loans, excluding charge-offs associated with loans transferred to held for sale, was 3.60%

(9)	Provision for loan and lease losses to net charge-offs excluding provision and net charge-offs relating to loans transferred to held for sale was 1.20x for the year ended December 31, 2010.
     The following table sets forth information concerning the allocation of the Corporation’s allowance for loan and lease losses by loan category and the percentage of loan balances in each category to the total of such loans as of the dates indicated:

	2010		2009		2008		2007		2006
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential mortgage	$62,330	29%	$31,165	26%	$15,016	27%	$8,240	27%	$6,488	25%
Commercial mortgage loans	105,596	14%	67,201	11%	18,544	12%	13,939	11%	13,705	11%
Construction loans	151,972	6%	164,128	11%	83,482	12%	38,108	12%	18,438	13%
Commercial and Industrial loans (including loans to local financial institutions)	152,641	36%	182,778	38%	73,589	33%	62,790	33%	53,930	32%
Consumer loans and finance leases	80,486	15%	82,848	14%	90,895	16%	67,091	17%	65,735	19%

	$553,025	100%	$528,120	100%	$281,526	100%	$190,168	100%	$158,296	100%

     The following table sets forth information concerning the composition of the Corporation’s allowance for loan and lease losses as of December 31, 2010 and 2009 by loan category and by whether the allowance and related provisions were calculated individually or through a general valuation allowance:

As of December 31, 2010
	Residential Mortgage	Commercial Mortgage	C&I	Construction	Consumer and
(Dollars in thousands)	Loans	Loans	Loans	Loans	Finance Leases	Total
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$244,648	$32,328	$54,631	$25,074	$659	$357,340

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	311,187	150,442	325,206	237,970	1,496	1,026,301
Allowance for loan and lease losses	42,666	26,869	65,030	57,833	264	192,662
Allowance for loan and lease losses to principal balance	13.71%	17.86%	20.00%	24.30%	17.65%	18.77%

Loans with general allowance
Principal balance of loans	2,861,582	1,487,391	3,771,927	437,535	1,713,360	10,271,795
Allowance for loan and lease losses	19,664	78,727	87,611	94,139	80,222	360,363
Allowance for loan and lease losses to principal balance	0.69%	5.29%	2.32%	21.52%	4.68%	3.51%

Total portfolio, excluding loans held for sale
Principal balance of loans	$3,417,417	$1,670,161	$4,151,764	$700,579	$1,715,515	$11,655,436
Allowance for loan and lease losses	62,330	105,596	152,641	151,972	80,486	553,025
Allowance for loan and lease losses to principal balance	1.82%	6.32%	3.68%	21.69%	4.69%	4.74%

As of December 31, 2009

Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$384,285	$62,920	$48,943	$100,028	$—	$596,176

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	60,040	159,284	243,123	597,641	—	1,060,088
Allowance for loan and lease losses	2,616	30,945	62,491	86,093	—	182,145
Allowance for loan and lease losses to principal balance	4.36%	19.43%	25.70%	14.41%	0.00%	17.18%

Loans with general allowance
Principal balance of loans	3,151,183	1,368,617	5,059,363	794,920	1,898,104	12,272,187
Allowance for loan and lease losses	28,549	36,256	120,287	78,035	82,848	345,975
Allowance for loan and lease losses to principal balance	0.91%	2.65%	2.38%	9.82%	4.36%	2.82%

Total portfolio, excluding loans held for sale
Principal balance of loans	$3,595,508	$1,590,821	$5,351,429	$1,492,589	$1,898,104	$13,928,451
Allowance for loan and lease losses	31,165	67,201	182,778	164,128	82,848	528,120
Allowance for loan and lease losses to principal balance	0.87%	4.22%	3.42%	11.00%	4.36%	3.79%
     The following tables show the activity for impaired loans held for investment and related specific reserve during 2010:

(In thousands)
Impaired Loans:
Balance at beginning of year	$1,656,264
Loans determined impaired during the year	902,047
Net charge-offs	(566,734)
Loans sold, net of charge-offs of $48.7 million	(138,833)
Impaired loans transferred to held for sale, net of charge offs of $153.9 million	(251,024)
Loans foreclosed, paid in full and partial payments or no longer considered impaired	(218,079)

Balance at end of year	$1,383,641

	Year ended December 31, 2010
	Residential Mortgage	Commercial Mortgage	Commercial	Construction	Consumer &
(In thousands)	Loans	Loans	Loans	Loans	Finance Leases	Total
Allowance for impaired loans, beginning of period	$2,616	$30,945	$62,491	$86,093	$—	$182,145
Provision for impaired loans	95,132	76,731	97,820	306,949	619	577,251
Charge-offs	(55,082)	(80,807)	(95,281)	(335,209)	(355)	(566,734)

Allowance for impaired loans, end of period	$42,666	$26,869	$65,030	$57,833	$264	$192,662

Credit Quality
     Credit quality performance continued to show signs of stabilization, though net charge-offs were adversely impacted by charge-offs associated with loans transferred to held for sale. Net charge-offs increased $276.4 million, or 83%, from the prior year including $165.1 million of charge-offs related to loans transferred to held for sale. Excluding the charge-offs related to the loans transferred to held for sale, total net charge-offs were $444.6 million, representing a $111.4 million increase from the prior year. The year 2010 saw a decline in non-performing assets of $148.8 million, and the allowance for loan and lease losses as a percent of total loans held for investment increased to 4.74% as of December 31, 2010 from 3.79% as of December 31, 2009. The decrease in non-performing loans was mainly a function of charge-off activity, problem credit resolutions, including the sale of non-performing loans, positive results from loan modifications and, to a lesser extent, loans brought current and a reduction in the migration of loans to nonaccrual status compared to the experience of 2009.
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
Cash payments received on certain loans that are impaired and collateral dependent are recognized when collected in accordance with the contractual terms of the loans. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized on a cash basis (when collected). However, when management believes that the ultimate collectability of principal is in doubt, the cash interest received is applied to principal. The risk exposure of this portfolio is diversified as to individual borrowers and industries among other factors. In addition, a large portion is secured with real estate collateral.
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
Past Due Loans over 90 days and still accruing
These are accruing loans which are contractually delinquent 90 days or more. These past due loans are either current as to interest but delinquent in the payment of principal or are insured or guaranteed under applicable FHA and VA programs.
The Corporation has in place loan loss mitigation programs providing homeownership preservation assistance. Loans modified through this program are reported as non-performing loans and interest is recognized on a cash basis. When there is reasonable assurance of repayment and the borrower has made payments over a sustained period, the loan is returned to accrual status.
     The following table presents non-performing assets as of the dates indicated:

	2010		2009	2008	2007	2006
	(Dollars in thousands)
Non-performing loans held for investment:
Residential mortgage	$392,134		$441,642	$274,923	$209,077	$114,828
Commercial mortgage	217,165		196,535	85,943	46,672	38,078
Commercial and Industrial	317,243		241,316	58,358	26,773	24,900
Construction	263,056		634,329	116,290	75,494	19,735
Finance leases	3,935		5,207	6,026	6,250	8,045
Consumer	45,456		44,834	45,635	48,784	46,501

Total non-performing loans held for investment	1,238,989		1,563,863	587,175	413,050	252,087

REO	84,897		69,304	37,246	16,116	2,870
Other repossessed property	14,023		12,898	12,794	10,154	12,103
Investment securities (1)	64,543		64,543	—	—	—

Total non-performing assets, excluding loans held for sale	1,402,452		1,710,608	637,215	439,320	267,060
Non-performing loans held for sale	159,321		—	—	—	—

Total non-performing assets, including loans held for sale	$1,561,773		$1,710,608	$637,215	$439,320	$267,060

Past due loans 90 days and still accruing	$144,113		$165,936	$471,364	$75,456	$31,645
Non-performing assets to total assets	10.02	%(2)	8.71%	3.27%	2.56%	1.54%
Non-performing loans held for investment to total loans held for investment	10.63%		11.23%	4.49%	3.50%	2.24%
Allowance for loan and lease losses	$553,025		$528,120	$281,526	$190,168	$158,296
Allowance to total non-performing loans held for investment	44.64%		33.77%	47.95%	46.04%	62.79%
Allowance to total non-performing loans held for investment, excluding residential real estate loans	65.30%		47.06%	90.16%	93.23%	115.33%

(1)	Collateral pledged with Lehman Brothers Special Financing, Inc.

(2)	Non-performing assets, excluding non-performing loans held for sale, to total assets, excluding non-performing loans transferred to held for sale, was 9.09% as of December 31, 2010

     The following table shows non-performing assets by geographic segment:

	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Puerto Rico:
Non-performing loans held for investment:
Residential mortgage	$330,737	$376,018	$244,843	$195,278	$108,177
Commercial mortgage	177,617	128,001	61,459	43,649	34,422
Commercial and Industrial	307,608	229,039	54,568	24,357	19,934
Construction	196,948	385,259	71,127	25,506	19,342
Finance leases	3,935	5,207	6,026	6,250	8,045
Consumer	43,241	40,132	40,313	42,779	42,101

Total non-performing loans held for investment	1,060,086	1,163,656	478,336	337,819	232,021

REO	67,488	49,337	22,012	13,593	1,974
Other repossessed property	13,839	12,634	12,221	9,399	11,743
Investment securities	64,543	64,543	—	—	—

Total non-performing assets, excluding loans held for sale	$1,205,956	$1,290,170	$512,569	$360,811	$245,738
Non-performing loans held for sale	159,321	—	—	—	—

Total non-performing assets, including loans held for sale	$1,365,277	$1,290,170	$512,569	$360,811	$245,738

Past due loans 90 days and still accruing	$142,756	$128,016	$220,270	$73,160	$28,520

Virgin Islands:
Non-performing loans held for investment:
Residential mortgage	$9,655	$9,063	$8,492	$6,004	$4,317
Commercial mortgage	7,868	11,727	1,476	1,887	2,076
Commercial and Industrial	6,078	8,300	2,055	2,131	2,325
Construction	16,473	2,796	4,113	3,542	393
Consumer	927	3,540	3,688	5,186	4,089

Total non-performing loans held for investment	41,001	35,426	19,824	18,750	13,200

REO	2,899	470	430	777	896
Other repossessed property	108	221	388	494	281

Total non-performing assets, excluding loans held for sale	$44,008	$36,117	$20,642	$20,021	$14,377
Non-performing loans held for sale	—	—	—	—	—

Total non-performing assets, including loans held for sale	$44,008	$36,117	$20,642	$20,021	$14,377

Past due loans 90 days and still accruing	$1,358	$23,876	$27,471	$998	$3,125

Florida:
Non-performing loans held for investment:
Residential mortgage	$51,742	$56,561	$21,588	$7,795	$2,334
Commercial mortgage	31,680	56,807	23,007	1,136	1,580
Commercial and Industrial	3,557	3,977	1,736	285	2,641
Construction	49,635	246,274	41,050	46,446	—
Consumer	1,288	1,162	1,634	819	311

Total non-performing loans held for investment	137,902	364,781	89,015	56,481	6,866

REO	14,510	19,497	14,804	1,746	—
Other repossessed property	76	43	185	261	79

Total non-performing assets, excluding loans held for sale	$152,488	$384,321	$104,004	$58,488	$6,945
Non-performing loans held for sale	—	—	—	—	—

Total non-performing assets, including loans held for sale	$152,488	$384,321	$104,004	$58,488	$6,945

Past due loans 90 days and still accruing	$—	$14,044	$223,623	$1,298
     Total non-performing loans, including non-performing loans held for sale of $159.3 million, were $1.40 billion, down from $1.56 billion at December 31, 2009 primarily resulting from charge-offs and sales of approximately $200 million in non-performing loans during 2010. Total non-performing loans held for investment, which exclude non-performing loans held for sale, were $1.24 billion at December 31, 2010, which represented 10.63% of total loans held for investment. This was down $324.9 million, or 21%, from $1.56 billion, or 11.23% of total loans held for investment, at December 31, 2009. The decrease in non-performing loans held for investment during 2010 primarily reflected the transfer of non-performing loans into held for sale. Non-performing loans with a book value of $263 million were written down to a value of $159.3 million ($140.1 million construction loans and $19.2 million commercial mortgage loans) and transferred to held for sale. Also contributing to the decrease were further declines in construction as well as reductions in residential and consumer non-performing loans partially offset by increases in commercial mortgage and C&I non-performing loans.
     Non-performing construction loans, including non-performing construction loans held for sale of $140.1 million, decreased by $231.1 million, or 36%, driven by charge-offs, the sale of $118.4 million of non-performing construction loans during 2010, problem credit resolutions (including restructured loans), and paydowns. The decrease was mainly in the United States where non-performing construction loans decreased $196.6 million or 80% from $246.3 million as of December 31, 2009 to $49.6 million at December 31, 2010. The decrease was driven by sales of $116.6 million of non-performing construction loans in Florida and problem credit resolution, including the restructuring of a $19.7 million loan that has been formally restructured so as to be reasonably assured of principal and interest repayment and of performance according to its modified terms. The Corporation restructured the loan by splitting it into two separate notes. The first note for $17 million was placed in accruing status as the borrower has exhibited a period of sustained performance and the second note for $2.7 million was charged-off. The sales were part of the Corporation’s ongoing efforts to reduce its non-performing assets through its Special Assets Group. Key to the improvement in non-performing construction loans was the significant lower level of inflows. The level of inflow, or migration, is an important indication of the future trend of the portfolio.
     Non-performing construction loans in Puerto Rico, including $140.1 million non-performing construction loans held for sale, decreased by $48.2 million from December 2009 driven by charge-offs, including charge-offs of $89.5 million associated with loans transferred to held for sale and paydowns on residential housing projects. The Corporation experienced increases in absorption rates for its residential housing projects in Puerto Rico, reflecting a combination of factors, including low interest rates, incentives by home developers, reduced unit prices and the impact of the Puerto Rico Government housing stimulus package enacted in September 2010. As previously reported, from September 1, 2010 to June 30, 2011, the Government of Puerto Rico is providing tax and transaction fees incentives to both purchasers and sellers (whether a Puerto Rico resident or not) of new and existing residential property, as well as commercial property, with a sales price of no more than $3 million. Among its significant provisions, the housing stimulus package provides various types of income and property tax exemptions as well as reduced closing costs. This legislation should help to alleviate some of the stress in the construction industry. Refer to “Financial Condition and Operating Data Analysis — Loan Portfolio — Commercial and Construction Loans” discussion above for additional information about the main provisions of the housing stimulus package. Partially offsetting the decrease in non-performing construction loans in 2010 was the inflow of loans into non-accrual status primarily driven by four relationships in excess of $10 million, mainly in connection with residential housing projects. In the Virgin Islands, the non-performing construction loan portfolio increased by $13.7 million, driven by a $10.0 million relationship engaged in the development of a residential real estate project.
     Non-performing residential mortgage loans decreased by $49.5 million, or 11%, as compared to the balance at December 31, 2010. The decrease was primarily in connection with the bulk sale of $23.9 million of non-performing residential mortgage loans in the fourth quarter of 2010, and declines related to loan modifications combined with charge-offs. Most of the decrease was in Puerto Rico where non-performing residential mortgage loans decreased by $45.3 million, or 12%, compared to December, 2009. Approximately $291.1 million, or 74% of total non-performing residential mortgage loans, have been written down to their net realizable value. The Corporation continues to address loss mitigation and loan modifications by offering alternatives to avoid foreclosures through internal programs and programs sponsored by the Federal Government. In Florida, non-performing residential mortgage loans decreased by $4.8 million from December 31, 2010. The decrease was mainly due to modified loans that have been restored to accrual status after a sustained repayment performance (generally six months) and are deemed collectible. Non-performing residential mortgage loans in the Virgin Islands increased $0.6 million
     Non-performing commercial mortgage loans, including $19.2 million associated with loans transferred to held for sale, increased by $39.8 million from 2009, primarily in the Puerto Rico region, as the Florida region reflected a decrease. Total non-performing commercial mortgage loans in Puerto Rico increased primarily due to one relationship amounting to $85.7 million placed in non-accruing status during the fourth quarter of 2010 due to the borrower’s financial condition, even though most of the loans in the relationship are under 90 days delinquent. Partially offsetting this increase in Puerto Rico were two relationships amounting to $12.5 million in the aggregate becoming current and for which the Corporation expects to collect principal and interest in full pursuant to the terms of the loans. Non-performing commercial mortgage loans in Florida decreased by $25.1 million driven by sales of $55.8 million during 2010. Total non-accrual commercial mortgage loans in the Virgin Islands decreased by $3.9 million mainly attributable to restoration to accrual status of a $3.8 million loan based on its compliance with performance terms and debt service capacity.
     C&I non-performing loans increased by $75.9 million, or 31%, during 2010. The increase was driven by the inflow of five relationships in Puerto Rico in individual amounts exceeding $10 million with an aggregate carrying value of $106.2 million as of December 31, 2010. This was partially offset by net charge-offs, including a charge-off of $15.3 million relating to one relationship based on its financial condition, a charge-off of $15.0 million associated with a loan extended to a local financial institution in Puerto Rico, and, to a lesser extent, payments received and applied to non-performing loans and by a $27.4 million non-performing loan paid-off during the fourth quarter of 2010. In the United States and the Virgin Islands, C&I non-performing loans decreased by $0.4 million and $2.2 million, respectively.
     The levels of non-accrual consumer loans, including finance leases, remained stable showing a $0.7 million decrease during 2010, mainly related to auto financings in the Virgin Islands. This portfolio showed signs of stability and benefited from changes in underwriting standards implemented in late 2005. The consumer loan portfolio, with an average life of approximately four years, has been replenished by new originations under the revised standards.
     At December 31, 2010, approximately $233.3 million of the loans placed in non-accrual status, mainly construction and commercial loans, were current, or had delinquencies of less than 90 days in their interest payments, including $61.2 million of restructured loans maintained in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status. Collections are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.
     During the year ended December 31, 2010, interest income of approximately $6.2 million related to non-performing loans with a carrying value of $721.1 million as of December 31, 2010, mainly non-performing construction and commercial loans, was applied against the related principal balances under the cost-recovery method.
     The allowance to non-performing loans ratio as of December 31, 2010 was 44.64%, compared to 33.77% as of December 31, 2009. The increase in the ratio is attributable in part to increases in the allowance based on increases in reserve factors for classified loans and additional charges to specific reserves. As of December 31, 2010, approximately $445.3 million, or 36%, of total non-performing loans held for investment have been charged-off to their net realizable value as shown in the following table.

	Residential	Commercial		Construction	Consumer and
(Dollars in thousands)	Mortgage Loans	Mortgage Loans	C&I Loans	Loans	Finance Leases	Total
As of December 31, 2010
Non-performing loans, excluding loans held for sale, charged-off to realizable value	$291,118	$20,239	$101,151	$32,139	$659	$445,306
Other non-performing loans, excluding loans held for sale	101,016	196,926	216,092	230,917	48,732	793,683

Total non-performing loans, excluding loans held for sale	$392,134	$217,165	$317,243	$263,056	$49,391	$1,238,989

Allowance to non-performing loans, excluding loans held for sale	15.90%	48.62%	48.11%	57.77%	162.96%	44.64%
Allowance to non-performing loans, excluding loans held for sale and non-performing loans charged-off to realizable value	61.70%	53.62%	70.64%	65.81%	165.16%	69.68%

As of December 31, 2009

Non-performing loans, excluding loans held for sale, charged-off to realizable value	$320,224	$38,421	$19,244	$139,787	$—	$517,676
Other non-performing loans, excluding loans held for sale	121,418	158,114	222,072	494,542	50,041	1,046,187

Total non-performing loans, excluding loans held for sale	$441,642	$196,535	$241,316	$634,329	$50,041	$1,563,863

Allowance to non-performing loans, excluding loans held for sale	7.06%	34.19%	75.74%	25.87%	165.56%	33.77%
Allowance to non-performing loans, excluding loans held for sale and non-performing loans charged-off to realizable value	25.67%	42.50%	82.31%	33.19%	165.56%	50.48%
     The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico and through programs sponsored by the Federal Government. Depending upon borrowers financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction and residential mortgage loans in the U.S. mainland fit the definition of Troubled Debt Restructuring (“TDR”). A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of December 31, 2010, the Corporation’s TDR loans consisted of $261.2 million of residential mortgage loans, $37.2 million commercial and industrial loans, $112.4 million commercial mortgage loans and $28.5 million of construction loans. From the $439 million total TDR loans, approximately $224 million are in compliance with modified terms, $54 million are 30-89 days delinquent and $161 million are classified as non-accrual as of December 31, 2010.
     Included in the $112.4 million of commercial mortgage TDR loans is one loan restructured into two separate agreements (loan splitting) in the fourth quarter of 2010. This loan was restructured into two notes; one that represents the portion of the loan that is expected to be fully collected along with contractual interest and the second note that represents the portion of the original loan that was charged-off. The renegotiation of this loan was made after analyzing the borrowers’ and guarantors’ capacity to repay the debt and ability to perform under the modified terms. As part of the renegotiation of the loans, the first note was placed on a monthly payment schedule that amortizes the debt over 30 years at a market rate of interest. The second note for $2.7 million was fully charged-off. The carrying value of the note deemed collectible amounted to $17.0 million as of December 31, 2010 and the charge-off recorded prior to the restructure amounted to $11.3 million. The loan was placed in accruing status as the borrower has exhibited a period of sustained performance but continues to be individually evaluated for impairment purposes, and a specific reserve of $2.0 million was allocated to this loan as of December 31, 2010.
     The REO portfolio, which is part of non-performing assets, increased by $15.6 million, mainly in Puerto Rico, reflecting increases in both commercial and residential properties, partially offset by sales of REO properties in Florida. Consistent with the Corporation’s assessment of the value of properties and current and future market conditions, management is executing strategies to accelerate the sale of the real estate acquired in satisfaction of debt. During 2010, the Corporation sold approximately $65.2 million of REO properties ($43.8 million in Florida, $21.1 million in Puerto Rico and $0.3 million in the Virgin Islands).
     The over 90-day delinquent, but still accruing, loans, excluding loans guaranteed by the U.S. Government, decreased to $62.8 million, or 0.54% of total loans held for investment, at December 31, 2010 from $96.7 million, or 0.69% of total loans held for investment, at December 31, 2009.
     Net Charge-Offs and Total Credit Losses
     Total net charge-offs for 2010 were $609.7 million, or 4.76% of average loans. This was up $276.4 million, or 83%, from $333.3 million, or 2.48%, in 2009. The increase includes $165.1 million associated with loans transferred to held for sale. Excluding the charge-offs related to loans transferred to held for sale, net charge-offs in 2010 were $444.6 million.
     Total construction net charge-offs in 2010 were $313.2 million, or 23.80% of average loans, up from $183.6 million, or 11.54% of average loans in 2009. The increase of $129.6 million includes $127.0 million associated with construction loans transferred to held for sale in Puerto Rico. Excluding the net charge-offs related to construction loans transferred to held for sale, net charge-offs for 2010 were $186.2 million. Construction loan charge-offs have been significantly impacted by individual loan charge-offs in excess of $10 million coupled with charge-offs related to loans sold. There were six loan relationships with charge-offs in excess of $10 million for 2010 that accounted for $86.3 million of total construction loans charge offs.
     Construction loans net charge-offs in Puerto Rico were $216.4 million, including $37.2 million in charge-offs associated with three relationships in excess of $10 million mainly related to high-rise residential projects and the $127.0 million associated with loans transferred to held for sale. Construction loans net charge-offs in the United States amounted to $90.6 million, of which $45.4 million are related to loans sold during the period at a significant discount as part of the Corporation’s de-risking strategies. The Corporation continued its ongoing management efforts including obtaining updated appraisals for the collateral for impaired loans and assessing a project’s status within the context of market environment expectations; generally, appraisal updates are requested annually. This portfolio remains susceptible to the ongoing housing market disruptions, particularly in Puerto Rico. In the United States, based on the portfolio management process, including charge-off activity over the past year and several sales of problem credits, the credit issues in this portfolio have been substantially addressed. As of December 31, 2010, the construction loan portfolio in Florida amounted to $78.5 million, compared to $299.5 million as of December 31, 2009. The Corporation is engaged in continuous efforts to identify alternatives that enable borrowers to repay their loans while protecting the Corporation’s investments. Construction loan net charge-offs in the Virgin Islands were $6.2 million for 2010, almost entirely related to a residential project that was placed in non-accruing status in the third quarter of 2010.

     Total commercial mortgage net charge-offs in 2010 were $81.4 million, or 5.02% of average loans, up from $25.2 million, or 1.64% of average loans in 2009. The increase includes $29.5 million associated with commercial mortgage loans transferred to held for sale in Puerto Rico. Other charge-offs were mainly from Florida loans, which account for $39.7 million of total commercial mortgage net charge-offs, including $34.8 million on loans sold during 2010.
     C&I loans net charge-offs in 2010 were $98.5 million, or 2.16%, almost entirely related to the Puerto Rico portfolio, compared to the $34.5 million, or 0.72% of related loans, recorded in 2009. The increase from the prior year includes $8.6 million associated with C&I loans transferred to held for sale in Puerto Rico. Also, there was a $15.3 million charge-off in 2010 associated with one non-performing loan based on the financial condition of the borrower and a $15.0 million charge-off associated with a loan extended to R&G Financial that was adequately reserved prior to 2010. The Corporation also recognized a $7.7 million charge-off on a participation in a syndicated non-performing loan. Remaining C&I net charge-offs in 2010 were concentrated in Puerto Rico, where they were distributed across several industries, with two relationships, each with an individual charge-off amounting to $6.6 million.
     Residential mortgage net charge-offs were $62.7 million, or 1.80% of related average loans. This was up from $28.9 million, or 0.82% of related average balances in 2009. Net charge-offs for 2010 include $7.8 million associated with the aforementioned $23.9 million bulk sale of non-performing residential mortgage loans. The higher loss level is mainly related to reductions in property values. Approximately $40.1 million in charge-offs ($29.2 million in Puerto Rico, $10.3 million in Florida and $0.6 million in the Virgin Islands) resulted from valuations for impairment purposes of residential mortgage loan portfolios considered homogeneous given high delinquency and loan-to-value levels, compared to $15.7 million recorded in 2009 ($7.1 million in Puerto Rico, $8.5 million in Florida and $0.1 million in Virgin Islands). Net charge-offs for residential mortgage loans also include $10.0 million related to loans foreclosed, compared to $11.2 million recorded for loans foreclosed in 2009.
     Net charge-offs of consumer loans and finance leases in 2010 were $53.9 million compared to net charge-offs of $61.1 million for 2009. Net charge-offs as a percentage of related loans decreased to 2.98% from 3.05% for 2009. Performance of this portfolio on both absolute and relative terms continued to be consistent with management’s views regarding the underlying quality of the portfolio.

     The following table shows net charge-offs to average loans ratio by loan categories for the last five years. by

	For the year ended December 31,
	2010		2009	2008	2007	2006
Residential mortgage	1.80%	(1)	0.82%	0.19%	0.03%	0.04%
Commercial mortgage	5.02%	(2)	1.64%	0.27%	0.10%	0.00%
Commercial and Industrial	2.16%	(3)	0.72%	0.59%	0.26%	0.06%
Construction	23.80%	(4)	11.54%	0.52%	0.26%	0.00%
Consumer loans and finance leases	2.98%		3.05%	3.19%	3.48%	2.90%
Total loans	4.76%	(5)	2.48%	0.87%	0.79%	0.55%

(1)	Includes net charge-offs totaling $7.8 million associated with non-performing residential mortgage loans sold in a bulk sale.

(2)	Includes net charge-offs totaling $29.5 million associated with loans transferred to held for sale. Commercial mortgage net charge-offs to average loans, excluding charge-offs associated with loans transferred to held for sale, was 3.38%.

(3)	Includes net charge-offs totaling $8.6 million associated with loans transferred to held for sale. Commercial and Industrial net charge-offs to average loans, excluding charge-offs associated with loans transferred to held for sale, was 1.98%.

(4)	Includes net charge-offs totaling $127.0 million associated with loans transferred to held for sale.Construction net charge-offs to average loans, excluding charge-offs associated with loans transferred to held for sale, was 18.93%.

(5)	Includes net charge-offs totaling $165.1 million associated with loans transferred to held for sale. Total net charge-offs to average loans, excluding charge-offs associated with loans transferred to held for sale, was 3.60%.
The following table presents net charge-offs to average loans held in portfolio by geographic segment:

	Year Ended
	December 31,		December 31,
	2010		2009
PUERTO RICO:
Residential mortgage	1.79	%(1)	0.64%
Commercial mortgage	3.90	%(2)	0.82%
Commercial and Industrial	2.27	%(3)	0.72%
Construction	23.57	%(4)	4.88%
Consumer and finance leases	2.99%		2.93%
Total loans	4.26	%(5)	1.44%

VIRGIN ISLANDS:
Residential mortgage	0.18%		0.08%
Commercial mortgage	0.00%		2.79%
Commercial and Industrial	-0.44	%(6)	0.59%
Construction	3.16%		0.00%
Consumer and finance leases	2.01%		3.50%
Total loans	0.75%		0.73%

FLORIDA:
Residential mortgage	3.88%		2.84%
Commercial mortgage	8.23%		3.02%
Commercial and Industrial	4.80%		1.87%
Construction	44.65%		29.93%
Consumer and finance leases	5.26%		7.33%
Total loans	13.35%		11.70%

(1)	Includes net charge-offs totaling $7.8 million associated with non-performing residential mortgage loans sold in a bulk sale.

(2)	Includes net charge-offs totaling $29.5 million associated with loans transferred to held for sale. Commercial mortgage net charge-offs to average loans, excluding charge-offs associated with loans transferred to held for sale in Puerto Rico, was 1.24%.

(3)	Includes net charge-offs totaling $8.6 million associated with loans transferred to held for sale. Commercial and Industrial net charge-offs to average loans, excluding charge-offs associated with loans transferred to held for sale in Puerto Rico, was 2.08%.

(4)	Includes net charge-offs totaling $127.0 million associated with loans transferred to held for sale.Construction net charge-offs to average loans, excluding charge-offs associated with loans transferred to held for sale in Puerto Rico, was 15.27%.

(5)	Includes net charge-offs totaling $165.1 million associated with loans transferred to held for sale. Total net charge-offs to average loans, excluding charge-offs associated with loans transferred to held for sale in Puerto Rico, was 2.83%.

(6)	For the year ended December 31, 2010 recoveries in commercial and industrial loans in the Virgin Islands exceeded charge-offs.
Total credit losses (equal to net charge-offs plus losses on REO operations) for 2010 amounted to $639.9 million, or 4.96% to average loans and repossessed assets, respectively, in contrast to credit losses of $355.1 million, or a loss rate of 2.62%, for 2009. Excluding the $165.1 million of charge-offs associated with loans transferred to held for sale, total credit losses for 2010 amounted to $474.8 million or 3.81% to average loans and repossessed assets.

The following table presents a detail of the REO inventory and credit losses for the periods indicated:

	Year Ended
	December 31,
	2010	2009
	(Dollars in thousands)
REO
REO balances, carrying value:
Residential	$56,210	$35,778
Commercial	22,634	19,149
Condo-conversion projects	—	8,000
Construction	6,053	6,377

Total	$84,897	$69,304

REO activity (number of properties):
Beginning property inventory,	449	155
Properties acquired	96	295
Properties disposed	(66)	(165)

Ending property inventory	479	285

Average holding period (in days)
Residential	255	221
Commercial	311	170
Condo-conversion projects	—	643
Construction	469	330

	285	266

REO operations (loss) gain:
Market adjustments and (losses) gain on sale:
Residential	$(9,120)	$(9,613)
Commercial	(8,591)	(1,274)
Condo-conversion projects	(2,274)	(1,500)
Construction	(1,473)	(1,977)

	(21,458)	(14,364)

Other REO operations expenses	(8,715)	(7,499)

Net Loss on REO operations	$(30,173)	$(21,863)

CHARGE-OFFS
Residential charge-offs, net	(62,718)	(28,861)

Commercial charge-offs, net	(179,893)	(59,712)

Construction charge-offs, net	(313,153)	(183,600)

Consumer and finance leases charge-offs, net	(53,918)	(61,091)

Total charge-offs, net	(609,682)	(333,264)

TOTAL CREDIT LOSSES (1)	$(639,855)	$(355,127)

LOSS RATIO PER CATEGORY (2):
Residential	2.03%	1.08%
Commercial	3.04%	0.96%
Construction	23.88%	11.65%
Consumer	2.96%	3.04%

TOTAL CREDIT LOSS RATIO (3)	4.96%	2.62%

(1)	Equal to REO operations (losses) gains plus Charge-offs, net.

(2)	Calculated as net charge-offs plus market adjustments and gains (losses) on sale of REO divided by average loans and repossessed assets.

(3)	Calculated as net charge-offs plus net loss on REO operations divided by average loans and repossessed assets.
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
     The Corporation classifies operational risk into two major categories: business specific and corporate-wide affecting all business lines. For business specific risks, a risk assessment group works with the various business units to ensure consistency in policies, processes and assessments. With respect to corporate-wide risks, such as information security, business recovery, and legal and compliance, the Corporation has specialized groups, such as the Legal Department, Information Security, Corporate Compliance, Information Technology and Operations. These groups assist the lines of business in the development and implementation of risk management practices specific to the needs of the business groups.
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
     As of December 31, 2010, the Corporation had $325.1 million outstanding of credit facilities granted to the Puerto Rico Government and/or its political subdivisions down from $1.2 billion as of December 31, 2009, and $84.3 million granted to the Virgin Islands government, down from $134.7 million as of December 31, 2009. A substantial portion of these credit facilities are obligations that have a specific source of income or revenues identified for their repayment, such as property taxes collected by the central Government and/or municipalities. Another portion of these obligations consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities in Puerto Rico for which the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment.
     Aside from loans extended to the Puerto Rico Government and its political subdivisions, the largest loan to one borrower as of December 31, 2010 in the amount of $290.2 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual real-estate loans, mostly 1-4 residential mortgage loans.
     Of the total gross loan held for investment portfolio of $11.7 billion as of December 31, 2010, approximately 84% have credit risk concentration in Puerto Rico, 8% in the United States and 8% in the Virgin Islands.
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
Basis of Presentation
     The Corporation has included in this Form 10-K the following non-GAAP financial measures: (i) the calculation of net interest income, interest rate spread and net interest margin rate on a tax- equivalent basis and excluding changes in the fair value of derivative instruments and certain financial liabilities, (ii) the calculation of the tangible common equity ratio and the tangible book value per common share, (iii) the Tier 1 common equity to risk-weighted assets ratio, and (iv) certain other financial measures adjusted to exclude amounts associated with loans transferred to held for sale resulting from the execution of an agreement providing for the strategic sale of loans. Substantially all of the loans transferred to held for sale were sold in February 2011. Investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with the Corporation’s consolidated financial data prepared in accordance with GAAP.
     Net interest income, interest rate spread and net interest margin are reported on a tax-equivalent basis and excluding changes in the fair value (“valuations”) of derivative instruments and financial liabilities elected to be measured at fair value. The presentation of net interest income excluding valuations provides additional information about the Corporation’s net interest income and facilitates comparability and analysis. The changes in the fair value of derivative instruments and unrealized gains and losses on liabilities measured at fair value have no effect on interest due or interest earned on interest-bearing liabilities or interest-earning assets, respectively. The tax-equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a marginal income tax rate. Income from tax-exempt earning assets is increased by an amount equivalent to the taxes that would have been paid if this income had been taxable at statutory rates. Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread and net interest margin on a fully tax equivalent basis. This adjustment puts all earning assets, most notably tax-exempt securities and certain loans, on a common basis that facilitates comparison of results to results of peers. Refer to Net Interest Income discussion above for the table that reconciles the non-GAAP financial measure “net interest income on a tax-equivalent basis and excluding fair value changes” with net interest income calculated and presented in accordance with GAAP. The table also reconciles the non-GAAP financial measures “net interest spread and margin on a tax-equivalent basis and excluding fair value changes” with net interest spread and margin calculated and presented in accordance with GAAP.
     The tangible common equity ratio and tangible book value per common share are non-GAAP measures generally used by the financial community to evaluate capital adequacy. Tangible common equity is total equity less preferred equity, goodwill and core deposit intangibles. Tangible assets are total assets less goodwill and core deposit intangibles. Management and many stock analysts use the tangible common equity ratio and tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase accounting method of accounting for mergers and acquisitions. Neither tangible common equity nor tangible assets, or related measures should be considered in isolation or as a substitute for stockholders’ equity, total assets or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Corporation calculates its tangible common equity, tangible assets and any other related measures may differ from that of other companies reporting measures with similar names. Refer to Section Liquidity and Capital Adequacy, Interest Rate Risk, Credit Risk, Operational, Legal and Regulatory Risk Management- Capital above for a reconciliation of the Corporation’s tangible common equity and tangible assets.
     The Tier 1 common equity to risk-weighted assets ratio is calculated by dividing (a) tier 1 capital less non-common elements including qualifying perpetual preferred stock and qualifying trust preferred securities by (b) risk-weighted assets, which assets are calculated in accordance with applicable bank regulatory requirements. The Tier 1 common equity ratio is not required by GAAP or on a recurring basis by applicable bank regulatory requirements. However, this ratio was used by the Federal Reserve in connection with its stress test administered to the 19 largest U.S. bank holding companies under the Supervisory Capital Assessment Program, the results of which were announced on May 7, 2009. Management is currently monitoring this ratio, along with the other ratios discussed above, in evaluating the Corporation’s capital levels and believes that, at this time, the ratio may be of interest to investors. Refer to Section Liquidity and Capital Adequacy, Interest Rate Risk, Credit Risk, Operational, Legal and Regulatory Risk Management- Capital above for a reconciliation of stockholders’ equity (GAAP) to Tier 1 common equity.
     To supplement the Corporation’s financial statements presented in accordance with GAAP, the Corporation provides additional measures of net income (loss), provision for loan and lease losses, provision for loan and lease losses to net charge-offs, net charge-offs, and net charge-offs to average loans to exclude amounts associated with the transfer of $447 million of loans to held for sale. In connection with the transfer, the Corporation charged-off $165.1 million and recognized an additional provision for loan and lease losses of $102.9 million. Management believes that these non-GAAP measures enhance the ability of analysts and investors to analyze trends in the Corporation’s business and to better understand the performance of the Corporation. In addition, the Corporation may utilize these non-GAAP financial measures as a guide in its budgeting and long-term planning process. Any analysis of these non-GAAP financial measures should be used only in conjunction with results presented in accordance with GAAP. A reconciliation of these non-GAAP measures with the most directly comparable financial measures calculated in accordance with GAAP follows:

Net Loss (Non-GAAP to
GAAP reconciliation)
Year ended
December 31, 2010
(In thousands, except per share information)	Net Loss
Net loss, excluding special items (Non-GAAP)	$(421,370)

Special items:
Loans transferred to held for sale (1)	(102,938)

Exchange transactions	—

Net Income (loss )	$(524,308)

1- In the fourth quarter 2010, the Corporation recorded a charge of $102.9 million to the provision for loan and lease losses associated with $447 million of loans transferred to held for sale.

	Provision for Loan and Lease Losses, Net
	Charge-Offs, Provision for Loans and
	Lease Losses to Net Charge-Offs, and
	Net Charge-Offs to Average Loans (Non-
	GAAP to GAAP reconciliation)
	Year ended
	December 31, 2010
	Provision for Loan
(In thousands)	and Lease Losses	Net Charge-Offs
Provision for loan and lease losses and net charge-offs, excluding special items (Non-GAAP)	$531,649	$444,625

Special items:
Loans transferred to held for sale (1)	102,938	165,057

Provision for loan and lease losses and net charge-offs (GAAP)	$634,587	$609,682

Provision for loan and lease losses to net charge-offs, excluding special items (Non-GAAP)	119.57%

Provision for loan and lease losses to net charge-offs (GAAP)	104.08%

Net charge-offs to average loans, excluding special items (Non-GAAP)	3.60%

Net charge-offs to average loans (GAAP)	4.76%

1-	In the fourth quarter 2010, the Corporation recorded a charge of $102.9 million to the provision for loan and lease losses and charge-offs of $165.1 million associated with $447 million of loans transferred to held for sale.
Selected Quarterly Financial Data
     Financial data showing results of the 2010 and 2009 quarters is presented below. In the opinion of management, all adjustments necessary for a fair presentation have been included. These results are unaudited.

	2010
	March 31	June 30	September 30	December 31
	(In thousands, except for per share results)
Interest income	$220,988	$214,864	$204,028	$192,806
Net interest income	116,863	119,062	113,702	112,048
Provision for loan losses	170,965	146,793	120,482	196,347
Net loss	(106,999)	(90,640)	(75,233)	(251,436)
Net (loss) income attributable to common stockholders-basic	(113,151)	(96,810)	357,787	(269,871)
Net (loss) income attributable to common stockholders-diluted	(113,151)	(96,810)	363,413	(269,871)
(Loss) earnings per common share-basic	$(18.34)	$(15.70)	$31.30	$(12.67)
(Loss) earnings per common share-diluted	$(18.34)	$(15.70)	$4.20	$(12.67)

	2009
	March 31	June 30	September 30	December 31
	(In thousands, except for per share results)
Interest income	$258,323	$252,780	$242,022	$243,449
Net interest income	121,598	131,014	129,133	137,297
Provision for loan losses	59,429	235,152	148,090	137,187
Net income (loss)	21,891	(78,658)	(165,218)	(53,202)
Net income (loss) attributable to common stockholders	6,773	(94,825)	(174,689)	(59,334)
Earnings (loss) per common share-basic	$1.05	$(16.03)	$(28.35)	$(9.62)
Earnings (loss) per common share-diluted	$1.05	$(16.03)	$(28.35)	$(9.62)
Some infrequent transactions that significantly affected quarterly periods of 2010 and 2009 include:
▪ During the third quarter of 2010, the successful completion of the issuance of Series G Preferred Stock in exchange for the $400 million Series F preferred stock held by the U.S. Treasury, and the issuance of common stock in exchange for $487 million of Series A through E Preferred Stock resulted in a favorable impact to net income available to common stockholders of $440.5 million.
▪ During the fourth quarter of 2010, the transfer of $447 million of loans, including $263 million of non-performing loans, to held for sale, resulted in the charge off of $165.1 million and the recognition of an additional provision for loan and lease losses of $102.9 million. On February 16, 2011, the Corporation sold substantially all of these loans.
▪ During the fourth quarter of 2010, the exchange agreement with the U.S. Treasury was amended and a non-cash adjustment of $11.3 million was recorded as an acceleration of the Series G Preferred Stock discount accretion, which adversely affected the loss per share during the fourth quarter.
▪ During the fourth quarter of 2010, an incremental $93.7 million non-cash charge to the valuation allowance of the Bank’s deferred tax asset.
▪ During the third quarter of 2009, the recognition of non-cash charges of approximately $152.2 million to increase the valuation allowance for the Corporation’s deferred tax asset and the reversal of $2.9 million of UTBs, net of a payment made to the Puerto Rico Department of Treasury, in connection with the conclusion of an income tax audit related to the 2005, 2006, 2007 and 2008 taxable years affect net loss during the third quarter.
▪ During the second quarter of 2009, the recording of $8.9 million for the accrual of the special assessment levied by the FDIC and the reversal of $10.8 million of UTBs and related accrued interest of $3.5 million affected net loss during the second quarter.
▪ During the first quarter of 2009, the impairment of the core deposit intangible of FirstBank Florida for $4.0 million adversely affect the net income during the first quarter.
Changes in Internal Control over Financial Reporting
Refer to Item 9A.
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
     In addition, in 2010, First BanCorp’s Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by the Corporation of the NYSE corporate governance listing standards.

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
Disclosure Controls and Procedures
     First BanCorp’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of First BanCorp’s disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2010, the Corporation’s disclosure controls and procedures were effective and provide reasonable assurance that the information required to be disclosed by the Corporation in reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and reported to the Corporation’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
     Our management’s report on Internal Control over Financial Reporting is set forth in Item 8 and incorporated herein by reference.
     The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report as set forth in Item 8.
Changes in Internal Control over Financial Reporting
     There have been no changes to the Corporation’s internal control over financial reporting during our most recent quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.	Other Information.
     None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information about the Board of Directors
The current members of the Board of Directors (the “Board”) of the Corporation are listed below. They have provided the following information about their principal occupation, business experience and other matters. The members of the Board are also the members of the Board of Directors of the Bank. The information presented below regarding the time of service on the Board includes terms concurrently served on the Board of Directors of the Bank.
Aurelio Alemán-Bermúdez, 52
President and Chief Executive Officer
     President and Chief Executive Officer since September 2009. Director of First BanCorp and FirstBank Puerto Rico since September 2005. Chairman of the Board of Directors and CEO of First Federal Finance Corporation d/b/a Money Express, FirstMortgage, Inc., FirstExpress, Inc., FirstBank Puerto Rico Securities Corp., and First Management of Puerto Rico, and CEO of FirstBank Insurance Agency, Inc. and First Resolution Company. Senior Executive Vice President and Chief Operating Officer from October 2005 to September 2009. Executive Vice President responsible for consumer banking and auto financing of FirstBank between 1998 and 2009. From April 2005 to September 2009, also responsible for the retail banking distribution network, First Mortgage and FistBank Virgin Islands operations. President of First Federal Finance Corporation d/b/a Money Express from 2000 to 2005. President of FirstBank Insurance Agency, Inc. from 2001 to 2005. President of First Leasing & Rental Corp. from 1999 to June 2007. From 1996 to 1998, Vice President of CitiBank, N.A., responsible for wholesale and retail automobile financing and retail mortgage business. Vice President of Chase Manhattan Bank, N.A., responsible for banking operations and technology for Puerto Rico and the Eastern Caribbean region from 1990 to 1996.
Jorge L. Díaz-Irizarry, 56
     Executive Vice President and member of the Board of Directors of Empresas Díaz, Inc. from 1981 to present, and Executive Vice President and Director of Betteroads Asphalt Corporation, Betterecycling Corporation, and Coco Beach Development Corporation, and its subsidiaries. Member of the Chamber of Commerce of Puerto Rico, the Association of General Contractors of Puerto Rico and the U.S. National Association of General Contractors; member of the Board of Trustees of Baldwin School of Puerto Rico. Director since 1998.
José L. Ferrer-Canals, 51
     Doctor of Medicine in private urology practice since 1992. Member of the Board of Directors of Aspenall Energies since February 2009. Director of Global Petroleum Environmental Technologies of Puerto Rico Corp. since February 2010. Commissioned captain in the United States Air Force Reserve March 1991 and honorably discharged with rank of Major in 2005. Member of the Alpha Omega Alpha Honor Medical Society since induction in 1986. Member of the Board of Directors of the American Cancer Society, Puerto Rico Chapter, from 1999 to 2003. Member of the Board of Directors of the American Red Cross, Puerto Rico Chapter, from 2005 to November 2009. Obtained a Master of Business Administration degree from the University of New Orleans. Director since 2001.
Frank Kolodziej-Castro, 68
     President and Chief Executive Officer of the following related companies: Centro Tomográfico de Puerto Rico, Inc. since 1978; Somascan, Inc. since 1983; Instituto Central de Diagnóstico, Inc. since 1991; Advanced Medical Care, Inc. since 1994; Somascan Plaza, Inc. and Plaza MED, Inc. since 1997; International Cyclotrons, Inc. since 2004; and Somascan Cardiovascular since January 2007. Pioneer in the Caribbean in the areas of Computerized Tomography (CT), Digital Angiography (DSA), Magnetic Resonance Imaging (MRI), and PET/CT-16 (Positron Emission Tomography). Mr. Kolodziej was previously a member of the Board of Directors of the Corporation from 1988 to 1993 and has been a Director since July 2007.

José Menéndez-Cortada, 63
Chairman of the Board
     Director and Vice President at Martínez-Alvarez, Menéndez-Cortada & Lefranc-Romero, PSC, (a full service firm specializing in Commercial, Real Estate and Construction Law) in charge of the corporate and tax divisions until 2009. Joined firm in 1977. Tax Manager at PriceWaterhouse Coopers, LLP until 1976. Served as Counsel to the Board of Bermudez & Longo, S.E. since 1985, director of Tasis Dorado School since 2002, director of the Homebuilders Association of Puerto Rico since 2002, trustee of the Luis A. Ferré Foundation, Inc. (Ponce Art Museum) since 2002 and co-chairman of the audit committee of that foundation since 2009. Director since April 2004. Chairman of the Board of Directors since September 2009. Served as Lead Independent Director between February 2006 and September 2009.
Héctor M. Nevares-La Costa, 60
     President and CEO of Suiza Dairy from 1982 to 1998. Served in additional executive capacities since 1973. Member of the Board of Directors of Dean Foods Co. since 1995, where he also serves on the Audit Committee. Board member of V. Suarez & Co., a local food distributor, and Suiza Realty SE, a local housing developer. Served on the boards of The Government Development Bank for Puerto Rico (1989-1993) and Indulac (1982-2002). In the non-profit sector, he is a Board member of Caribbean Preparatory School and Corporación para el Desarrollo de la Península de Cantera. Served on the Board of Directors of FirstBank from 1993 to 2002 and has been a Director since July 2007.
Fernando Rodríguez-Amaro, 62
     Has been with RSM ROC & Company since 1980, and prior thereto, served as Audit Manager with Arthur Andersen & Co. from June 1971 to October 1980. He has worked with clients in the banking, insurance, manufacturing, construction, government, advertising, radio broadcasting and services industries. He is a Certified Public Accountant, Certified Fraud Examiner and Certified Valuation Analyst, and is certified in Financial Forensics. Managing Partner and Partner in the Audit and Accounting Division of RSM ROC & Company. Member of the Board of Trustees of Sacred Heart University of Puerto Rico since August 2003, serving as member of the Executive Committee and Chairman of the Audit Committee since 2004. Member of the Board of Trustees of Colegio Puertorriqueño de Niñas since 1996, and also as a member of the Board of Directors from 1998 to 2004 and, since late 2008. Director since November 2005.
José F. Rodríguez-Perelló, 61
     President of L&R Investments, Inc., a privately owned local investment company, from May 2005 to present. Vice-Chairman and member of the Board of Directors of the Government Development Bank for Puerto Rico from March 2005 to December 2006. Member of the Board of Directors of “Fundación Chana & Samuel Levis” from 1998 to 2007. Partner, Executive Vice-president and member of the Board of Directors of Ledesma & Rodríguez Insurance Group, Inc. from 1990 to 2005. President of Prudential Bache PR, Inc., a wholly-owned subsidiary of Prudential Bache Group, from 1980 to 1990. Director since July 2007.
Sharee Ann Umpierre-Catinchi, 51
     Doctor of Medicine. Associate Professor at the University of Puerto Rico’s Department of Obstetrics and Gynecology since 1993. Director of the Division of Gynecologic Oncology of the University of Puerto Rico’s School of Medicine since 1993. Board Certified by the National Board of Medical Examiners, American Board of Obstetrics and Gynecology and the American Board of Obstetrics and Gynecology, Division of Gynecologic Oncology. Director since 2003.
Information about Executive Officers Who Are Not Directors
The executive officers of the Corporation and FirstBank who are not directors are listed below.

Orlando Berges-González, 52
Executive Vice President and Chief Financial Officer
     Executive Vice President and Chief Financial Officer of the Corporation since August 1, 2009. Mr. Berges-González has over 30 years of experience in the financial, administration, public accounting and business sectors. Mr. Berges-González served as Executive Vice President of Administration of Banco Popular de Puerto Rico from May 2004 until May 2009, responsible for supervising the finance, operations, real estate, and administration functions in both the Puerto Rico and U.S. markets. Mr. Berges-González also served as Executive Vice President and Chief Financial, Operations and Administration Officer of Banco Popular North America from January 1998 to September 2001, and as Regional Manager of a branch network of Banco Popular de Puerto Rico from October 2001 to April 2004. Mr. Berges-González is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and of the Puerto Rico Society of Certified Public Accountants. Director of First Leasing and Rental Corporation, First Federal Finance Corporation d/b/a Money Express, FirstMortgage, FirstBank Overseas Corp., First Insurance Agency, Inc., First Express, Inc., FirstBank Puerto Rico Securities Corp., First Management of Puerto Rico, and FirstBank Insurance Agency, Inc., Grupo Empresas Servicios Financieros, and First Resolution Company.
Calixto García-Vélez, 42
Executive Vice President, Florida Region Executive
     Mr. García-Vélez has been Executive Vice President and FirstBank Florida Regional Executive since March 2009. Mr. García-Vélez was most recently President and CEO of Doral Bank and EVP and President of the Consumer Banking Division of Doral Financial Corp in Puerto Rico. He was a member of Doral Bank’s Board of Directors. He held those positions from September 2006 to November 2008. Mr. García-Vélez served as President of West Division of Citibank, N.A., responsible for the Bank’s businesses in California and Nevada from 2005 to August 2006. From 2003 to 2006 he served as Business Manager for Citibank’s South Division where he was responsible for Florida, Texas, Washington, D.C., Virginia, Maryland and Puerto Rico. Mr. García-Vélez had served as President of Citibank, Florida from 1999 to 2003. During his tenure, he served on the Boards of Citibank F.S.B. and Citibank West, F.S.B.
Ginoris Lopez-Lay, 42
Executive Vice President and Retail and Business Banking Executive
     Executive Vice President of Retail and Business Banking since March 2010, responsible for the retail banking services as well as commercial services for the business banking segment. Joined First BanCorp in 2006 as Senior Vice President, leading the Retail Financial Services Division and establishing the Strategic Planning Department. Ms. Lopez-Lay worked at Banco Popular Puerto Rico as Senior Vice President and Manager of the Strategic Planning and Marketing Division from 1996 to 2005. Other positions held at Banco Popular, since joining in 1989, included Vice President of Strategic Planning and Financial Analyst of the Finance and Strategic Planning Group. Member of the Board of Directors (since 2001) and Vice Chairman (since 2005) of the Center for the New Economy, and was advisor to the Board of Trustees of the Sacred Heart University from 2003 to 2004.
Emilio Martinó-Valdés, 60
Executive Vice President and Chief Lending Officer
     Chief Lending Officer and Executive Vice President of FirstBank since October 2005. Senior Vice President and Credit Risk Manager of FirstBank from June 2002 to October 2005. Staff Credit Executive for FirstBank’s Corporate and Commercial Banking business components since November 2004. First Senior Vice President of Banco Santander Puerto Rico; Director for Credit Administration, Workout and Loan Review, from 1997 to 2002. Senior Vice President for Risk Area in charge of Workout, Credit Administration, and Portfolio Assessment for Banco Santander Puerto Rico from 1996 to 1997. Deputy Country Senior Credit Officer for Chase Manhattan Bank Puerto Rico from 1986 to 1991. Director of First Mortgage, Inc. since October 2009.
Lawrence Odell, 62
Executive Vice President, General Counsel and Secretary
     Executive Vice President, General Counsel and Secretary since February 2006. Senior Partner at Martínez Odell & Calabria since 1979. Over 30 years of experience in specialized legal issues related to banking, corporate finance and international corporate transactions. Served as Secretary of the Board of Pepsi-Cola Puerto Rico, Inc. from 1992 to 1997. Served as Secretary to the Board of Directors of BAESA, S.A. from 1992 to 1997. Director of FirstBank Puerto Rico Securities Corp. and First Management of Puerto Rico since March 2009.
Cassan Pancham, 50
Executive Vice President and Eastern Caribbean Region Executive
     Executive Vice President of FirstBank since October 2005. First Senior Vice President, Eastern Caribbean Region of FirstBank from October 2002 until October 2005. Director and President of FirstExpress, Inc., and First Insurance Agency, Inc since 2005. Director of FirstMortgage since February 2010. Held the following positions at JP Morgan Chase Bank Eastern Caribbean Region Banking Group: Vice President and General Manager from December 1999 to October 2002; Vice President, Business, Professional and Consumer Executive from July 1998 to December 1999; Deputy General Manager from March 1999 to December 1999; and Vice President, Consumer Executive, from December 1997 to 1998. Member of the Governing Board of Directors of the Virgin Islands Port Authority since June 2007 and Chairman from January 2008 through January 2011. Director of FirstMortgage, Inc., First Insurange Agency, Inc., First Express, Inc., FirstBank Insurance Agency, Inc. and FirstBank Puerto Rico Securities Corp.
Dacio A. Pasarell-Colón, 61
Executive Vice President and Banking Operations Executive
     Executive Vice President and Banking Operations Executive since September 2002. Over 27 years of experience at Citibank N.A. in Puerto Rico, which included the following positions: Vice President, Retail Bank Manager, from 2000 to 2002; Vice President and Chief Financial Officer from 1998 to 2000; Vice President, Head of Operations in 1998; Vice President Mortgage and Automobile Financing; Product Manager, Latin America from 1996 to 1998; Vice President, Mortgage and Automobile Financing Product Manager for Puerto Rico from 1986 to 1996. President of Citiseguros PR, Inc. from 1998 to 2001. Chairman of Ponce General Corporation and Director of FirstBank Florida from April 2005 until July 2009.
Nayda Rivera-Batista, 37
Executive Vice President, Chief Risk Officer and Assistant Secretary of the Board of Directors
     Executive Vice President and since January 2008. Senior Vice President and Chief Risk Officer since April 2006. Senior Vice President and General Auditor from July 2002 to April 2006. She is a Certified Public Accountant, Certified Internal Auditor and Certified in Financial Forensics. More than 15 years of combined work experience in public company, auditing, accounting, financial reporting, internal controls, corporate governance, risk management and regulatory compliance. Served as a member of the Board of Trustees of the Bayamón Central University from January 2005 to January 2006. Joined the Corporation in 2002. Director of FirstMortgage, FirstBank Overseas Corp., and FirstBank Puerto Rico Securities Corp since October 2009.
Certain Other Officers
Víctor M. Barreras-Pellegrini, 42
Senior Vice President and Treasurer
     Senior Vice President and Treasurer since July 2006. Previously held various positions with Banco Popular de Puerto Rico from January 1992 to June 2006; including Fixed-Income Portfolio Manager in the Popular Asset Management division from 1998 to 2006 and Investment Officer in the Treasury division from 1995 to 1998. Director of FirstBank Overseas Corp. and First Mortgage since August 2006. Has 18 years of experience in banking and investments and holds the Chartered Financial Analyst designation. He is also member and Treasurer of the Board of Directors of Make-A-Wish Foundation — P.R. Chapter. Joined the Corporation in 2006.
Pedro Romero-Marrero, 37
Senior Vice President and Chief Accounting Officer
     Senior Vice President and Chief Accounting Officer since August 2006. Senior Vice President and Comptroller from May 2005 to August 2006. Vice President and Assistant Comptroller from December 2002 to May 2005. He is a Certified Public Accountant with a Master of Science in Accountancy and has technical expertise in management reporting, financial analysis, corporate tax, internal controls and compliance with US GAAP, SEC rules and Sarbanes Oxley. Has more than twelve years of experience in accounting including big four public accounting firm, banking and financial services. Joined the Corporation in December 2002.

     The Corporation’s By-laws provide that each officer shall be elected annually at the first meeting of the Board of Directors after the annual meeting of stockholders and that each officer shall hold office until his or her successor has been duly elected and qualified or until his or her death, resignation or removal from office.
Involvement in Certain Legal Proceedings
     There are no legal proceedings to which any director or executive officer is a party adverse to the Corporation or has a material interest adverse to the Corporation.
Section 16(A) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% stockholders were complied with, except that Messrs. Jorge Diaz Irizarry, Hector M. Nevares-La Costa, José Menéndez-Cortada, and Dacio Pasarell and Dr. Sharee Ann Umpierre-Catinchi each filed one (1) late Form 4 relating to common stock acquired in exchange for shares of the Corporation’s Preferred Stock pursuant to the Corporation’s Preferred Stock Exchange Offer completed on August 30, 2010.
Corporate Governance and Related Matters
General
     The following discussion summarizes various corporate governance matters including director independence, board and committee structure, function and composition, and governance charters, policies and procedures. Our Corporate Governance Guidelines and Principles; the charters of the Audit Committee, the Compensation and Benefits Committee, the Corporate Governance and Nominating Committee, the Credit Committee, the Asset/Liability Committee, the Compliance Committee and the Strategic Planning Committee; the Corporation’s Code of Ethical Conduct, the Corporation’s Code of Ethics for CEO and Senior Financial Officers and the Independence Principles for Directors are available through our web site at www.firstbankpr.com, under “Investor Relations / Governance Documents.” Our stockholders may obtain printed copies of these documents by writing to Lawrence Odell, Secretary of the Board of Directors, at First BanCorp, 1519 Ponce de León Avenue, Santurce, Puerto Rico 00908.
Code of Ethics
     In October 2008, we adopted a new Code of Ethics for CEO and Senior Financial Officers (the “Code”). The Code applies to each officer of the Corporation or its affiliates having any or all of the following responsibilities and/or authority, regardless of formal title: the president, the chief executive officer, the chief financial officer, the chief accounting officer, the controller, the treasurer, the tax manager, the general counsel, the general auditor, any assistant general counsel responsible for finance matters, any assistant controller and any regional or business unit financial officer. The Code states the principles to which senior financial officers must adhere in order to act in a manner consistent with the highest moral and ethical standards. The Code imposes a duty to avoid conflicts of interest and to comply with the laws and regulations that apply to the Corporation and its subsidiaries, among other matters. Only the Board, or a duly authorized committee of the Board, may grant waivers from compliance with this Code. Any waiver of any part of the Code will be promptly disclosed to stockholders on our website at www.firstbankpr.com. Neither the Audit Committee nor the General Counsel received any requests for waivers under the Code in 2010.

     We also adopted a Code of Ethical Conduct that is applicable to all employees and Directors of the Corporation and all of its subsidiaries, which is designed to maintain a high ethical culture in the Corporation. The Code of Ethical Conduct addresses, among other matters, conflicts of interest, operational norms and confidentiality of our and our customers’ information.
Independence of the Board of Directors
     The Board annually evaluates the independence of its members based on the criteria for determining independence identified by the NYSE, the SEC and our Independence Principles for Directors. Our Corporate Governance Guidelines and Principles requires that a majority of the Board be composed of directors who meet the requirements for independence established in our Independence Principles for Directors, which incorporates the independence requirements established by the NYSE and the SEC. The Board has concluded that the Corporation has a majority of independent directors. The Board has determined that Messrs. José L. Ferrer-Canals, Jorge L. Díaz-Irizarry, Fernando Rodríguez-Amaro, José Menéndez-Cortada, Héctor M. Nevares-La Costa, Frank Kolodziej-Castro and José Rodríguez-Perelló and Dr. Sharee Ann Umpierre-Catinchi are independent under the Independence Principles for Directors, taking into account the matters discussed under “Certain Transactions and Related Person Transactions.” Mr. Aurelio Alemán-Bermúdez, President and Chief Executive Officer, is not considered to be independent as he is a management Board member. During 2010, the independent directors usually met in executive sessions without management present on days when there were regularly scheduled Board meetings. In addition, non-management directors separately met two (2) times during 2010 with José Menéndez-Cortada, Chairman of the Board, leading the meetings.
Communications with the Board
     Stockholders or other interested parties who wish to communicate with the Board may do so by writing to the Chairman of the Board in care of the Office of the Corporate Secretary at the Corporation’s headquarters, 1519 Ponce de León Avenue, Santurce, Puerto Rico 00908 or by e-mail to directors@firstbankpr.com. Communications may also be made by calling the following telephone number: 1-787-729-8109. Communications related to accounting, internal accounting controls or auditing matters will be referred to the Chair of the Audit Committee. Depending upon the nature of other concerns, it may be referred to our Internal Audit Department, the Legal or Finance Department, or any other appropriate department. As they deem necessary or appropriate, the Chairman of the Board or the Chair of the Audit Committee may direct that certain concerns communicated to them be presented to the Audit Committee or the Board, or that they receive special treatment, including through the retention of outside counsel or other outside advisors.
Board Meetings
     The Board is responsible for directing and overseeing the business and affairs of the Corporation. The Board represents the Corporation’s stockholders and its primary purpose is to build long-term stockholder value. The Board meets on a regularly scheduled basis during the year to review significant developments affecting the Corporation and to act on matters that require Board approval. It also holds special meetings when an important matter requires Board action between regularly scheduled meetings. The Board met twenty-one (21) times during fiscal year 2010. Each member of the Board participated in at least 75% of the Board meetings held during fiscal year 2010 except for Mr. Frank Kolodziej who was not able to attend certain meetings because of health related reasons. While we have not adopted a formal policy with respect to directors’ attendance at annual meetings of stockholders, we encourage our directors to attend such meetings. All of the Corporation’s directors attended the 2010 annual meeting of stockholders.
Board Committees
     The Board has seven standing committees: the Audit Committee, the Compensation and Benefits Committee, the Corporate Governance and Nominating Committee, the Asset/Liability Committee, the Credit Committee, the Strategic Planning Committee and the Compliance Committee. In addition, from time to time and as it deems appropriate, the Board may also establish ad-hoc committees, which are to be created for a one-time purpose to focus on examining a specific subject or matter. These ad-hoc committees are to be created with a deadline by which they must complete their work, or will expire. The only ad-hoc committee during 2010 was the Capital Committee. The members of the committees are appointed and removed by the Board, which also appoints a chair for each committee. The functions of those committees, their current members and the number of meetings held during 2010 are set forth below. Each member of the Board participated in at least 75% of the aggregate of the total number of meetings held by all committees of the Board on which he/she served (during the periods that he/she served) during fiscal year 2010 except for Mr. Frank Kolodziej who was not able to attend certain meetings because of health related reasons.
Audit Committee
     The Audit Committee charter provides that this Committee is to be composed of at least three outside directors who meet the independence criteria established by the NYSE, the SEC and our Independence Principles for Directors.
     As set forth in the Audit Committee charter, the Audit Committee represents and assists the Board in fulfilling its responsibility to oversee management regarding (i) the conduct and integrity of our financial reporting to any governmental or regulatory body, shareholders, other users of our financial reports and the public; (ii) the performance of our internal audit function; (iii) our systems of internal control over financial reporting and disclosure controls and procedures; (iv) the qualifications, engagement, compensation, independence and performance of our independent auditors, their conduct of the annual audit of our financial statements, and their engagement to provide any other services; (v) our legal and regulatory compliance; (vi) the application of our related person transaction policy as established by the Board; (vii) the application of our codes of business conduct and ethics as established by management and the Board; and (viii) the preparation of the audit committee report required to be included in our annual proxy statement by the rules of the SEC.
     The current members of this Committee are Messrs. Fernando Rodríguez-Amaro, Chairman since January 2006, José Ferrer-Canals and Héctor M. Nevares-La Costa. Each member of the Audit Committee is financially literate, knowledgeable and qualified to review financial statements. The “audit committee financial expert” designated by the Board is Fernando Rodríguez-Amaro. The Audit Committee met a total of eighteen (18) times during 2010.
Compensation and Benefits Committee
     The Compensation and Benefits Committee charter provides that the Committee is to be composed of a minimum of three directors who meet the independence criteria established by the NYSE and our Independence Principles for Directors. In addition, the members of the Committee are independent as defined in Rule 16b-3 under the Exchange Act. The Committee is responsible for the oversight of our compensation policies and practices including the evaluation and recommendation to the Board of the proper and competitive salaries and competitive incentive compensation programs of the executive officers and key employees of the Corporation. The responsibilities and duties of the Committee include the following:
•	Review and approve the annual goals and objectives relevant to compensation of the chief executive officer and other executive officers, as well as the various elements of the compensation paid to the executive officers.

•	Evaluate the performance of the chief executive officer and other executive officers in light of the agreed upon goals and objectives and recommend to the Board the appropriate compensation levels of the chief executive officer and other executive officers based on such evaluation.

•	Establish and recommend to the Board for its approval the salaries, short-term incentive awards (including cash incentives) and long-term incentives awards (including equity-based incentives) of the chief executive officer, other executive officers and selected senior executive officers.

•	Evaluate and recommend to the Board for its approval severance arrangements and employment contracts for executive officers and selected senior executives.

•	Review and discuss with management our Compensation Discussion and Analysis for inclusion in our annual proxy statement.

•	During the period of our participation in the U.S. Treasury Troubled Asset Relief Program Capital Purchase Program, take necessary actions to comply with any applicable laws, rules and regulations related to the Capital Purchase Program, including, without limitation, a risk assessment of the our compensation arrangements and the inclusion of a certification of that assessment in the Compensation Discussion and Analysis in our annual proxy statement.

•	Periodically review the operation of the Corporation’s overall compensation program for key employees and evaluate its effectiveness in promoting stockholder value and corporate objectives.
     The Committee has the sole authority to engage outside consultants to assist it in determining appropriate compensation levels for the chief executive officer, other executive officers, and selected senior executives and to set fees and retention arrangements for such consultants. The Committee has full access to any relevant records of the Corporation and may request any employee of the Corporation or other person to meet with the Committee or its consultants.
     The current members of this committee are Dr. Sharee Ann Umpierre-Catinchi, Chairperson since August 2006, and Messrs. Jorge Díaz-Irizarry and Frank Kolodziej (who was appointed to the committee on January 25, 2011). José L. Ferrer-Canals was also a member of the committee during 2010 through January 25, 2011. The Compensation and Benefits Committee met a total of two (2) times during fiscal year 2010.
Corporate Governance and Nominating Committee
     The Corporate Governance and Nominating Committee charter provides that the Committee is to be composed of a minimum of three directors who meet the independence criteria established by the NYSE, the SEC and our Independence Principles for Directors. The responsibilities and duties of the Committee include, among others, the following:
•	Annually review and make any appropriate recommendations to the Board for further developments and modifications to the corporate governance principles applicable to the Corporation.

•	Develop and recommend to the Board the criteria for Board membership.

•	Identify, screen and review individuals qualified to serve as directors, consistent with qualifications or criteria approved by the Board (including evaluation of incumbent directors for potential re-nomination); and recommend to the Board candidates for: (i) nomination for election or re-election by the shareholders; and (ii) any Board vacancies that are to be filled by the Board.

•	Review annually the relationships between directors, the Corporation and members of management and recommend to the Board whether each director qualifies as “independent” based on the criteria for determining independence identified by the NYSE, the SEC and the Corporation’s Independence Principles for Directors.

•	As vacancies or new positions occur, recommend to the Board the appointment of members to the standing committees and the committee chairs and review annually the membership of the committees, taking account of both the desirability of periodic rotation of committee members and the benefits of continuity and experience in committee service.

•	Recommend to the Board on an annual basis, or as vacancies occur, one member of the Board to serve as Chairperson (who also may be the Chief Executive Officer).

•	Evaluate and advise the Board whether the service by a director on the board of another company or a not-for-profit organization might impede the director’s ability to fulfill his or her responsibilities to the Corporation.

•	Have sole authority to retain and terminate outside consultants or search firms to advise the Committee regarding the identification and review of board candidates, including sole authority to approve such consultant’s or search firm’s fees, and other retention terms.

•	Review annually our Insider Trading Policy to ensure continued compliance with applicable legal standards and corporate best practices. In connection with its annual review of the Insider Trading Policy, the Committee also reviews the list of executive officers subject to Section 16 of the Exchange Act, and the list of affiliates subject to the trading windows contained in the Policy.

•	Develop, with the assistance of management, programs for director orientation and continuing director education.

•	Direct and oversee our executive succession plan, including succession planning for all executive officer positions and interim succession for the chief executive officer in the event of an unexpected occurrence.

•	Provide oversight of our policies and practices with respect to corporate social responsibility, including environmentally sustainable solutions.

•	Consistent with the foregoing, take such actions as it deems necessary to encourage continuous improvement of, and foster adherence to, our corporate governance policies, procedures and practices at all levels and perform other corporate governance oversight functions as requested by the Board.
     The current members of this committee are Messrs. José Menéndez-Cortada, Chairman of the Committee since October 27, 2009, José L. Ferrer-Canals, and Jorge Díaz-Irizarry (who was appointed to the committee on January 25, 2011). Frank Kolodziej-Castro was also a member of the committee during 2010 through January 25, 2011. The Corporate Governance and Nominating Committee met a total of three (3) times during fiscal year 2010.
     Identifying and Evaluating Nominees for Directors
     The Board of Directors, acting through the Corporate Governance and Nominating Committee, is responsible for assembling for stockholder consideration a group of nominees that, taken together, have the experience, qualifications, attributes, and skills appropriate for functioning effectively as a board. The Nominating Committee regularly reviews the composition of the Board in light of the Corporation’s changing requirements, its assessment of the Board’s performance, and the inputs of stockholders and other key constituencies. The Corporate Governance and Nominating Committee looks for certain characteristics common to all Board members, including integrity, strong professional reputation and record of achievement, constructive and collegial personal attributes, and the ability and commitment to devote sufficient time and energy to Board service. In addition, the Corporate Governance and Nominating Committee seeks to include on the Board a complementary mix of individuals with diverse backgrounds and skills reflecting the broad set of challenges that the Board confronts. These individual qualities can include matters like experience in our industry, technical experience, leadership experience, and relevant geographical experience. In fulfilling these responsibilities regarding Board membership, the Board adopted the Policy Regarding Selection of Directors, which sets forth the Corporate Governance and Nominating Committee’s responsibility with respect to the identification and recommendation to the Board of qualified candidates for Board membership, which is to be based primarily on the following criteria:
•	Judgment, character, integrity, expertise, skills and knowledge useful to the oversight of our business;

•	Diversity of viewpoints, backgrounds, experiences and other demographics;

•	Business or other relevant experience; and

•	The extent to which the interplay of the candidate’s expertise, skills, knowledge and experience with that of other Board members will build a Board that is effective, collegial and responsive to the needs of the Corporation.
     The Corporate Governance and Nominating Committee does not have a specific diversity policy with respect to the director nomination process. Rather, this Committee considers diversity in the broader sense of how a candidate’s viewpoints, experience, skills, background and other demographics could assist the Board in light of the Board’s composition at the time.
     The Committee gives appropriate consideration to candidates for Board membership nominated by stockholders and evaluates such candidates in the same manner as candidates identified by the Committee.
     The Committee may use outside consultants to assist in identifying candidates. Members of the Committee discuss and evaluate possible candidates in detail prior to recommending them to the Board.
     The Committee is also responsible for initially assessing whether a candidate would be an “independent” director under the requirements for independence established in our Independence Principles for Directors of First BanCorp and applicable rules and regulations (an “Independent Director”). The Board, taking into consideration the recommendations of the Committee, is responsible for selecting the nominees for election to the Board by the stockholders and for appointing directors to the Board to fill vacancies, with primary emphasis on the criteria set forth above. The Board, taking into consideration the assessment of the Committee, also makes a determination as to whether a nominee or appointee would be an Independent Director.

Asset/Liability Committee
     In 2008, the Board revised its committee structure and resolved to segregate the Asset/Liability Risk Committee’s responsibilities into two separate committees; the Credit Committee and the Asset/Liability Committee. The Asset/Liability Committee’s charter provides that that Committee is to be composed of a minimum of three directors who meet the independence criteria established by the NYSE, the SEC, and our Independence Principles for Directors, and also include the Corporation’s Chief Executive Officer, Chief Financial Officer, Treasurer and Chief Risk Officer. Under the terms of its charter, the Asset/Liability Committee assists the Board in its oversight of our policies and procedures related to asset and liability management, including (i) funds management, (ii) investment management, (iii) liquidity, (iv) interest rate risk management, (v) capital adequacy, and (vi) the use of derivatives (the “ALM”). In doing so, the committee’s primary functions involve:
•	The establishment of a process to enable the identification, assessment and management of risks that could affect the Corporation’s ALM;

•	The identification of the Corporation’s risk tolerance levels for yield maximization related to its ALM;

•	The evaluation of the adequacy and effectiveness of the Corporation’s risk management process related to the Corporation’s ALM, including management’s role in that process; and

•	The evaluation of the Corporation’s compliance with its risk management process related to the Corporation’s ALM.
     The current director members of this committee are Messrs. José Rodríguez-Perelló, appointed Chairman in May 2008, Aurelio Alemán-Bermúdez, José Menéndez-Cortada, Héctor M. Nevares-La Costa and Jorge Díaz-Irizarry. The Asset/Liability Committee met a total of four (4) times during fiscal year 2010.
Credit Committee
     The Credit Committee’s charter provides that this Committee is to be composed of a minimum of three directors who meet the independence criteria established by the NYSE, the SEC and our Independence Principles for Directors, and also include our Chief Executive Officer, Chief Lending Officer and Corporate Wholesale Banking Executive. Under the terms of its charter, the Credit Committee assists the Board in its oversight of our policies and procedures related to all matters of our lending function, hereafter “Credit Management.” In doing so, this Committee’s primary functions involve:
•	The establishment of a process to enable the identification, assessment and management of risks that could affect our Credit Management;

•	The identification of our risk tolerance levels related to our Credit Management;

•	The evaluation of the adequacy and effectiveness of our risk management process related to our Credit Management, including management’s role in that process;

•	The evaluation of our compliance with our risk management process related to our Credit Management; and

•	The approval of loans as required by the lending authorities approved by the Board.
     The current director members of this Committee are Messrs. José Menéndez-Cortada, Chairman since January 25, 2011, Aurelio Alemán-Bermúdez, Héctor M. Nevares-La Costa and José Rodríguez-Perelló. Jorge Díaz-Irizarry was also a member and the Chairman of the committee during 2010 through January 25, 2011. The Credit Committee met a total of twenty (20) times during fiscal year 2010.
Strategic Planning Committee
     On October 27, 2009, the Board approved the formation of the Strategic Planning Committee. This Committee was established to assist and advise management with respect to, and monitor and oversee on behalf of the Board, corporate development activities not in the ordinary course of our business and strategic alternatives under consideration from time to time by the Corporation, including, but not limited to, acquisitions, mergers, alliances, joint ventures, divestitures, the capitalization of the Corporation and other similar corporate transactions.
     The Strategic Planning Committee charter provides that this Committee is to be composed of a minimum of three directors who meet the independence criteria established by the NYSE, the SEC and the Corporation’s

Independence Principles for Directors. The responsibilities and duties of the Committee include, among others, the following:
•	Review with management and assist in the development, adoption and execution of the Corporation’s strategies and strategic plans on a continual basis and provide recommendations to the Board for modifications as deemed necessary, based on the changing needs of corporate stakeholders (e.g., stockholders, customers, debt investors, etc.), changes in the Corporation’s external environment (e.g., markets, competition, regulatory, etc.) and internal situations that may affect the strategy of the Corporation;

•	Oversee and facilitate the Corporation’s review and assessment of external developments and factors impacting the Corporation’s strategies and execution against the Corporation’s strategic plans and participate in periodic reviews with management of the same;

•	Review the Bank’s Strategic Business Plan;

•	Facilitate an annual strategic planning session of the Board;

•	Review and recommend to the full Board certain strategic decisions regarding expansion or exit from existing lines of business or countries and entry into new lines of business or countries and the financing of such transactions, including: (i) mergers, acquisitions, takeover bids, sales of assets and arrangements; (ii) joint ventures and strategic alliances; (iii) divestitures; (iv) financing arrangements in connection with corporate transactions; (v) development of longer-term strategy relating to growth by acquisitions; and (vi) other similar corporate transactions; and

•	Review, approve for presentation and make recommendations to the full Board of Directors with respect to capital structures and polices, including: (i) capitalization of the Corporation; (ii) dividend policy; and (iii) exchange listing requirements, appointment of corporate agents and offering terms of corporate securities, as appropriate.
     The current director members of this committee are Messrs. Héctor M. Nevares-La Costa, Chairman since October 27, 2009, Aurelio Alemán-Bermúdez, José Menéndez-Cortada (member since January 25, 2011) and José Rodríguez-Perelló. Frank Kolodziej-Castro was also a member of the committee during 2010 through January 25, 2011. In addition, Messrs. Orlando Berges-González and Lawrence Odell are management members of the committee. The Strategic Committee met a total of five (5) times during fiscal year 2010.
Capital Committee
     On January 15, 2010, the Board created the Capital Committee, an ad-hoc committee composed entirely of directors who do not own preferred stock for purposes of overseeing the Corporation’s proposal to undertake an exchange offer pursuant to which the Corporation would offer to holders of registered preferred stock shares of Common Stock in exchange for their preferred stock. The Capital Committee was responsible for evaluating and approving the terms and conditions of the exchange offer transaction and reporting to the Board. The Committee was granted full power to determine the terms and conditions of the exchange offer. Upon completion of the exchange offer, the Capital Committee finished its work.
     The members of this committee were Messrs. Fernando Rodríguez-Amaro, Chairman since inception, Aurelio Alemán-Bermúdez, Frank Kolodziej-Castro, José Rodríguez-Perelló and José L. Ferrer-Canals. The Capital Committee met a total of eleven (11) times during fiscal year 2010.
Compliance Committee
     On June 22, 2010, the Board approved the formation of the Compliance Committee. This committee was established to assist the Board of the Bank in fulfilling its responsibility to ensure compliance by the Corporation and the Bank with the provisions of the Consent Order entered into with the FDIC and the OCIF pursuant to which the Bank agreed to take certain actions designed to improve the financial condition of the Bank. In addition, the Committee assists the Board of the Corporation in fulfilling its responsibility with respect to compliance with the Written Agreement entered into with the Federal Reserve. Once the Agreements are terminated by the FDIC, OCIF and the FED the Committee will cease to exist.

     The Compliance Committee charter provides that the committee is to be composed of at least three directors who meet the independence criteria established by the NYSE, the SEC and the Corporation’s Independence Principles for Directors. The responsibilities and duties of the Compliance Committee include, among others, the following:
•	The Committee shall meet, review and approve the action plan and timeline developed by management to comply with the provisions of the Agreements.

•	The Committee shall monitor implementation of action plans developed with respect to compliance with the provision of the Agreements and correction of apparent violations or contravention included in the most recent examination reports.

•	The Committee shall assure that all deliverables pursuant to the Agreements that require Board approval are presented timely to the Boards to comply with the required timeframes established in the Agreements.

•	The Committee is authorized to carry out these activities and other actions reasonably related to the Committee’s purpose or assigned by the Boards.

•	The Committee shall assure that all deliverables pursuant to the Agreements shall have been delivered to the Regional Director of the FDIC, the Commissioner of Financial Institutions of Puerto Rico and the Director of the FED in a timely manner in compliance with the required timeframes established in the Agreements.
     The current director members of this committee are Messrs. Fernando Rodríguez-Amaro, Chairman, José Menéndez-Cortada and José Rodríguez-Perelló. The Compliance Committee met a total of eight (8) times during fiscal year 2010.

Item 11.	Executive Compensation.
Compensation Discussion and Analysis
     The Compensation Discussion and Analysis (“CD&A”) describes the objectives of the Corporation’s executive compensation program, the process for determining executive officer compensation, and the elements of the compensation of the Corporation’s President and Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and the next three highest paid executive officers of the Corporation (together the “Named Executives”).
     The executive compensation program is administered by the Compensation and Benefits Committee (the “Compensation Committee”). The Compensation Committee reviews and recommends to the Board the annual goals and objectives relevant to the CEO. The Compensation Committee is also responsible for evaluating and recommending to the Board the base salaries, annual incentives and long-term equity incentive awards for the CEO, executive vice presidents and other selected officers of the Corporation.
Executive Compensation Policy
     The Corporation has in place an executive compensation structure designed to help attract, motivate, reward and retain highly qualified executives. The compensation programs are designed to fairly reflect, in the judgment of the Compensation Committee, the Corporation’s performance, and the responsibilities and personal performance of the individual executives, while assuring that the compensation reflects principles of sound risk management and performance metrics consistent with long-term contributions to sustained profitability, as well as fidelity to the values and expected conduct. To support those goals, the Corporation’s policy is to provide its Named Executives with a competitive base salary, a short-term annual incentive, a long-term equity incentive and other fringe benefits. The annual incentive and the long-term equity incentive, which are the variable components of total compensation, are based on specific performance metrics that vary by participant. The annual incentive incorporates metrics that are tailored to an executive’s responsibilities and consider corporate, business unit/area and individual performance. The long-term incentive is driven by corporate performance.
     In light of the Corporation’s participation in the U.S. Treasury Troubled Asset Relief Capital Purchase Program (the “Capital Purchase Program” or “CPP”), the Corporation became subject to certain executive compensation restrictions under the Emergency Economic Stabilization Act of 2008 (“EESA”), as amended by the American Reinvestment and Recovery Act of 2009 (“ARRA”) and the rules and regulations promulgated thereunder, under

U.S. Treasury regulations and under the contract pursuant to which the Corporation sold preferred stock to the U.S. Treasury. Those restrictions apply to what the U.S. Treasury refers to as the Corporation’s Senior Executive Officers (the “Named Executives”), which are the Named Executives as defined under SEC regulations. For 2010, because of the Corporation’s participation in the CPP, the Compensation and Benefits Committee operated the executive compensation program in a significantly different fashion than in prior years. Specifically, under the CPP, the Corporation:
•	must prohibit the payment or accrual of any bonus payments to the Corporation’s Named Executives and the 10 next most highly-compensated employees (“MHCEs”), except for (a) long-term restricted stock if it satisfies the following requirements: (i) the value of the grant may not exceed one-third of the amount of the employee’s annual compensation calculated in the fiscal year in which the compensation is granted, (ii) no portion of the grant may vest before two years after the grant date and (iii) the grant must be subject to a further restriction on transfer or payment in accordance with the repayment of TARP funds; or (b) bonus payments required to be paid pursuant to written employment agreements executed on or before February 11, 2009;

•	cannot make any “golden parachute payments” to its Named Executive or the next five MHCEs;

•	must require that any bonus, incentive and retention payments made to the Named Executives and the next 20 MHCEs are subject to recovery if based on statements of earnings, revenues, gains or other criteria that are later found to be materially inaccurate;

•	must prohibit any compensation plan that would encourage manipulation of reported earnings;

•	at least every six months must discuss, evaluate and review with the senior risk officers any risks (including long-term and short-term risks) that could threaten the value of the Corporation; and

•	must make annual disclosures to the U.S. Treasury of, among other information, perquisites whose total value during the year exceeds $25,000 for any of the Named Executives or 10 next MHCEs, a narrative description of the amount and nature of those perquisites, and a justification for offering them.
TARP Related Actions — Amendments to Executive Compensation Program
     As required by ARRA, a number of amendments were made to our executive compensation program; these are:
•	Bonuses and other incentive payments to Named executives and the next ten (10) MHCEs have been prohibited during the TARP period.

•	Employment agreements were amended to provide that benefits to the executives shall be construed and interpreted at all times that the U.S. Treasury maintains any debt or equity investment in the Corporation in a manner consistent with EESA and ARRA, and all such agreements shall be deemed to have been amended as determined by the Corporation so as to comply with the restrictions imposed by EESA and ARRA.

•	The change of control provisions previously applicable to Named Executives and the next five (5) MHCEs have been suspended during the TARP period.

•	A recovery or “clawback” acknowledgment has been signed by the Named executives and the next twenty (20) MHCEs under which they acknowledge, understand and agree to the return of any bonus payment or awards made during the TARP period based upon materially inaccurate financial statements or performance metrics.

•	There were no bonus payments to any such officers or employees during 2010.
     To the extent the Corporation repays the TARP investment in the future, the Corporation anticipates a complete re-evaluation of base salaries and short-term and long-term incentive programs to ensure they align strategically with the needs of the business and the competitive market at that time.
Pay for Performance
     The Corporation has a performance-oriented executive compensation program that is designed to support its corporate strategic goals, including growth in earnings and growth in stockholder value. The compensation structure reflects the belief that executive compensation must, to a large extent, be at risk where the amount earned depends on achieving rigorous corporate, business unit and individual performance objectives designed to enhance stockholder value. To the extent the Corporation resumes paying bonuses in the future, actual incentive payouts will be larger if superior target performance is achieved and smaller if target performance is not achieved.
Market Competitiveness
          Historically, the Corporation has targeted total compensation, including base salaries, annual target incentive opportunities, and long-term target incentive opportunities including equity-based incentives, at the 75th percentile of compensation paid by similarly-sized companies. We believe that targeting the 75th percentile of compensation paid to the peer group is appropriate given the degree of difficulty in achieving our performance targets, as demonstrated by the fact that, in 2010, the Corporation did not achieve the specified level of financial performance required to make awards of equity, as discussed below. An additional consideration relates to the challenges of attracting and retaining talent. While the philosophy has been to set total compensation for executives at the 75th percentile of compensation paid by a peer group of banks, the Corporation will also assess competitive or recruiting pressures in the market for executive talent. These pressures potentially may threaten the ability to retain key executives. The Board will exercise its discretion in adjusting compensation targets as necessary and appropriate to address these risks. In 2010, the Corporation did not base compensation on an analysis of compensation paid by a peer group because of the restrictions that the Corporation agreed to in connection with its sale of preferred stock to the U.S. Treasury and because the Corporation did not achieve the performance target that would have enabled it to make equity grants. When the Corporation used a peer group for compensation purposes, which it expects to do again in the future as part of the process of reviewing the Corporation’s compensation plans, it will identify the members of the peer group based on appropriate factors, which may include, but are not limited to, factors such as industry, asset size and location.
We will continue to monitor market competitive levels and, if permissible under our agreement with the U.S. Treasury, the Compensation Committee will make adjustments as appropriate to align executive officer pay with our stated pay philosophy and desire to drive a strong performance oriented culture. In light of the constraints we and many of our peers face under ARRA, we believe the market will continue to change quickly and we will monitor these changes to ensure our programs allow us to continue to attract and retain top talent and reward for strong performance and value creation.
Compensation Review Process
     The Compensation Committee typically reviews and recommends to the Board the base salaries, short-term incentive awards and long-term incentive awards of the CEO and other selected senior executives in the first quarter of each year with respect to performance results for the preceding year. The Corporation’s President and CEO, following the compensation structure approved by the Board, makes recommendations concerning the amount of compensation to be awarded to executive officers, excluding himself. The CEO does not participate in the Compensation Committee’s deliberations or decisions. The Compensation Committee reviews and considers his recommendations and makes a final determination. In making its determinations, the Compensation Committee reviews the Corporation’s performance as a whole and the performance of the executives as it relates to the accomplishment of the goals and objectives set forth for management for the year, together with any such goals that have been established for the relevant lines of business of the Corporation.
Role of the Compensation Consultant
     The role of the outside compensation consultants is to assist the Compensation Committee in analyzing executive pay packages and contracts, perform executive compensation reviews including market competitive assessments and develop executive compensation recommendations for the Compensation Committee’s consideration. Through September 21, 2009, the Compensation Committee retained Mercer as its independent executive compensation consultants. Following this period, the Committee decided to engage Compensation Advisory Partners (“CAP”) as the consultant when the lead consultant on the Mercer engagement left Mercer to form CAP. CAP provides advice to the Committee on executive and director compensation. During 2010, CAP did not provided any other services to the Corporation.

Elements of Executive Compensation
     The elements of the Corporation’s regular total compensation program (not all elements of which are currently active because of the TARP requirements) and the objectives of each element are identified below:
•	Base salary

•	Annual incentives

•	Long-term equity incentives

•	Other compensation
Each element of the compensation structure is intended to support and promote the following results and behavior:
•	Reward for strong performance

•	Attract and retain the talent needed to execute our strategy and ultimately deliver value to stockholders

•	Deliver a compensation package that is competitive with the market and commensurate with the performance delivered
Base Salary
     Base salary is the basic element of direct cash compensation, designed to reward individual performance and level of experience. In setting the base salary, the Board takes into consideration the experience, skills, knowledge and responsibilities required of the Named Executives in their roles, the individual’s achievement of pre-determined goals and objectives, the Corporation’s performance and marketplace salary data to help ensure that base salaries of the Corporation’s Named Executives are within competitive practices relative to the base salaries of comparable executive officers in peer group companies. The Board seeks to maintain base salaries that are competitive with the marketplace, to allow it to attract and retain executive talent.
     Considering the economic conditions and performance of the Corporation during 2010, the base salaries of the Named Executives were not increased during 2010. In addition, during 2009 the Corporation expanded to all employees of the Corporation the salary freeze applicable to employees whose base salary exceeded $50,000. During 2010, the Corporation continued with such salary freeze applicable to all employees. The base salaries of Messrs. Aurelio Alemán-Bermúdez, President and Chief Executive Officer, and. Lawrence Odell, Executive Vice President and General Counsel, have not been adjusted since 2005 and 2006, respectively.
Annual Incentive
     Generally, the annual incentive element of the Corporation’s executive compensation program is designed to provide cash bonuses to executive officers who generate strong corporate financial performance and, therefore, seeks to link the payment of cash bonuses to the achievement of key strategic, operational and financial performance objectives. Other criteria, besides financial performance, may include objectives and goals that may not involve actions that specifically and directly relate to financial matters, but the resolutions of which would necessarily protect the financial soundness of the Corporation.
     In light of the restrictions imposed under the CPP, this component of compensation is suspended during the TARP period. No incentive bonus has been or will be earned or paid to our Named Executives and the next ten most highly compensated employees during that period, although Christmas bonuses, which are paid to all employees in nominal amounts, have been paid also to the Named Executive Officers. Furthermore, in light of the limitations imposed by the CPP and considering the continuing worsening economic conditions which affected the performance of the Corporation, during 2010 the Corporation has limited cash incentives to those employees who exceeded and consistently demonstrated exceptional performance.
Long-Term Equity Incentive
     The long-term equity incentive executive compensation structure approved by the Board provides a variable pay opportunity for long-term performance through a combination of restricted stock and stock option grants designed to reward overall corporate performance. The award is intended to align the interests of the Named Executives directly to the interests of the stockholder and is an important retention tool for the Corporation. Generally, the compensation structure contemplates long-term incentives that are awarded in equal values in the form of stock options and performance-accelerated restricted stock. Stock option grants are awarded based on overall individual performance and shares of performance-accelerated restricted stock are awarded if a minimum of 80% of the respective year’s after tax adjusted net income target is achieved. Notwithstanding the foregoing, under the CPP the Corporation’s incentive program for Named Executives is solely allowed in the form of restricted stock. In accordance with CPP limitations, the Named Executives were eligible for a long-term restricted stock grant of up to one-third of their total annual compensation. Such restricted stock requires a minimum vesting period of two years after the grant date and is subject to transferability restrictions thereafter as required by EESA, so long as CPP obligations remain outstanding (shares may become transferable in 25% increments as the CPP funds are repaid by the Corporation). During 2010, no restricted stock awards were granted due to the Corporation’s financial performance and the continued worsening economic conditions which affected the performance of the Corporation,. In addition, in light of the restrictions imposed under the CPP, the stock option component of compensation is suspended during the TARP period.
Other Compensation
     The use of personal benefits and perquisites as an element of compensation in the Corporation’s 2010 executive compensation program is extremely limited. The Named Executives may also be provided with a corporate-owned automobile, club memberships and a life insurance policy of $1,000,000 ($500,000 in excess of other employees). Like all other employees, the Named Executives may participate in the Corporation’s defined contribution retirement plan (including the Corporation’s match) and group medical and dental plans and receive long-term and short-term disability, health care, and group life insurance benefits. In addition, the CEO is provided with personal security and a chauffeur solely for business purposes.
Tabular Executive Compensation Disclosure
Summary Compensation Table
The Summary Compensation Table set forth below discloses compensation for the Named Executives of the Corporation, FirstBank or its subsidiaries.

							Change in
							Pension Value
							and
						Non-Equity	Nonqualified
						Incentive Plan	Deferred	All Other
		Salary	Bonus	Stock Awards	Option Awards	Compensation	Compensation	Compensation	Total
Name and Principal Position	Year	($) (a)	($) (b)	($)	($)	($) (c)	($)	($) (d)	($)
Aurelio Alemán-Bermúdez	2010	750,000	1,200	—	—	—	—	59,538	810,738
President and	2009	778,846	2,200	—	—	—	—	30,170	811,216
Chief Executive Officer	2008	750,000	2,200	—	—	748,952	—	18,646	1,519,798
Orlando Berges-González (e)	2010	600,000	1,200	—	—	—	—	12,686	613,886
Executive Vice President and	2009	387,692	2,200	—	—	—	—	7,619	397,511
Chief Fiancial Officer
Lawrence Odell (f)	2010	720,100	1,200	—	—	—	—	5,713	727,013
Executive Vice President,	2009	720,100	2,200	—	—	—	—	5,130	727,430
General Counsel and Secretary of the	2008	720,100	2,200	—	—	437,563	—	7,043	1,166,906
Board of Directors
Victor Barreras-Pellegrini	2010	468,000	1,200	—	—	—	—	19,816	489,016
Senior Vice President and Treasurer
Calixto García-Vélez (g)	2010	400,000	1,200	—	—	—	—	72,584	473,784
Executive Vice President and	2009	325,897	202,200	—	—	—	—	50,467	578,564
Florida Region Executive

(a)	Includes regular base pay before payroll deductions for years 2008, 2009 and 2010. Year 2009 was a “pay period leap year” which means that there were 27 bi-weekly paydays instead of 26; hence employees received more cash compensation during the year than payable based on their annual based salary rates.

(b)	The column includes the Christmas bonus and discretionary performance bonus payments. The Christmas bonus is a non-discriminatory broad-based benefit offered to all employees, under which the Corporation paid during 2010 six percent (6%) of the employees’ base salary up to $1,200 and six percent (6%) of the employees’ base salary up to $2,200 during 2008 and 2009. In addition, this column includes a signing bonus of $200,000, permitted by ARRA provision, given to Mr. García-Vélez during 2009 upon his retention as executive vice president. Additional information regarding his employment can be found below in footnote (g) of this section.

(c)	The amounts in this column represent the payments made to Named Executives relating to the short-term annual incentive component of total executive compensation. In 2010 and 2009, based on TARP restrictions, the compensation program for Named Executives was limited to base salary and restricted stock. Non-equity compensation includes the short-term annual incentive related to 2008 performance. The short-term annual incentive was determined as a percentage of base salary using metrics against which performance is measured.

(d)	Set forth below is a breakdown of all other compensation (i.e., personal benefits):

		Company-
		owned	Car	1165(e) Plan		Memberships &	Utility & home
		Vehicles	Allowance	Contribution	Security	Dues	maintenance	Other	Total
Name and Principal Position	Year	($)		($) (a)	($)	($)	($) (b)	($) (c)	($)
Aurelio Alemán-Bermúdez	2010	6,347	—	2,000	43,928	6,465	—	798	59,538
	2009	4,722	—	4,154	13,528	6,968	—	798	30,170
	2008	8,701	—	5,600	—	3,547	—	798	18,646
Orlando Berges-González	2010	5,849	—	346	—	5,693	—	798	12,686
	2009	3,298	—	—	—	3,789	—	532	7,619
Lawrence Odell	2010	4,915	—	—	—	—	—	798	5,713
	2009	4,332	—	—	—	—	—	798	5,130
	2008	6,245	—	—	—	—	—	798	7,043
Victor Barreras-Pellegrini	2010	—	13,200	2,250	—	4,366	—	—	19,816
Calixto García-Vélez	2010	3,817	—	786	—	3,832	62,949	1,200	72,584
	2009	2,051	—	720	—	5,000	42,696	—	50,467

(a)	Includes the Corporation’s contribution to the executive’s participation in the Defined Contribution Retirement Plan.

(b)	This column includes relocation expenses paid to Mr. García-Vélez as a result of his employment as executive vice president of the Florida operations, his relocation package included housing and utilities allowance and travel expenses.

(c)	Other compensation for the three fiscal years includes the amount of the life insurance policy premium paid by the Corporation in excess of the $500,000 life insurance policy available to all employees.

(e)	On May 7, 2009, the Corporation entered into a three-year employment agreement with Mr. Berges-González which became effective May 11, 2009, relating to the services of Mr. Berges-González as Executive Vice President of the Corporation and, upon Mr. Fernando Scherrer’s resignation, to assume the role of Chief Financial Officer. The employment agreement has automatic one-year extensions unless the Corporation or Mr. Berges-González provides prior notice that the employment agreement will not be extended. Under the terms of the employment agreement, Mr. Berges-González is entitled to receive annually a base salary of $600,000 plus an annual bonus opportunity based upon Mr. Berges-González’s achievement of predetermined business objectives. In addition, Mr. Berges-González is entitled to use a company-owned automobile, participate in the Corporation’s stock incentive, retirement, and other plans, and receive other benefits granted to employees and executives of the Corporation. Pursuant to ARRA provisions the bonus component of Mr. Berges’ compensation package has been prohibited during the TARP period.

(f)	In February 2006, the Corporation entered into an employment agreement with Mr. Lawrence Odell and, at the same time, entered into a services agreement with the Law Firm where he is a partner, relating to the services of Mr. Odell as Executive Vice President and General Counsel of the Corporation. Mr. Odell receives a nominal base salary of $100.00 a year and the opportunity to receive an annual performance bonus based upon his achievement of predetermined business objectives. The services agreement provides for monthly payments to the Law Firm of $60,000, which has been taken into consideration in determining Mr. Odell’s salary and has been included as such in the Summary Compensation Table for years 2008, 2009 and 2010. In addition, Mr. Odell’s employment agreement provides that, on each anniversary of the date of commencement, the term of such agreement is automatically extended for an additional one (1) year period beyond the then-effective expiration date. The services agreement had a term of four years expiring on February 14, 2010. In light of the automatic extension of Mr. Odell’s employment agreement, on January 29, 2010, the Board has extended the term of the services agreement, most recently for a term through February 14, 2012, unless earlier terminated.

(g)	In March 2009, the Corporation hired Mr. Calixto García-Vélez’s as Executive Vice-President and Florida Division Executive with responsibilities for the Corporation’s Florida operations. Under the terms of Mr. García-Vélez’s employment offer, Mr. García-Vélez receives a base salary of not less than $400,000 a year and a guaranteed sign-on bonus of $200,000. The sign-on bonus payment is included in the bonus section of the Summary Compensation Table for 2009.
Grants of Plan-Based Awards
Due to the Corporation’s financial performance during 2010, non-equity and equity incentive award opportunities were not achieved and no grants of plan-based awards were made, specifically:
•	No cash awards were made due to TARP restrictions,

•	No restricted stock awards were made due to the Corporation not achieving at least 80% of prior year’s earnings, and

•	No stock options were granted due to restrictions under TARP.
Outstanding Equity Awards at Fiscal Year End
The following table sets forth certain information with respect to the unexercised options held by Named Executives as of December 31, 2010.

	OptionAwards					Stock Awards
								Equity
								Incentive	Equity
								Plan	Incentive
			Equity					Awards:	Plan
			Incentive					Number of	Awards:
			Plan					Unearned	Market or
			Awards:					Shares,	Payout
		Number	Number					Unit or	Value of
	Number	of	of			Number		Other	Unearned
	of	Securities	Securities			of		Rights	Shares,
	Securities	Underlying	Underlying			Shares	Market Value	that	that
	Underlying	Unexercised	Unexercised			or Units	of Shares or	have	have
	Options	Options	Unearned	Option	Option	of Stock	Units of Stock	not	not
	(#)	(#)	Options	Exercise	Expiration	that have	that have	Vested	Vested
Name (a)	Exercisable	Unexercisable	(#)	Price ($)	Date	not vested	not vested	(#)	($)
Aurelio Alemán-Bermúdez	6,000	—	—	140.15	2/26/2012	—	—	—	—
	4,000	—	—	192.20	2/25/2013	—	—	—	—
	4,800	—	—	321.75	2/20/2014	—	—	—	—
	4,800	—	—	358.80	2/22/2015	—	—	—	—
	10,000	—	—	190.20	1/24/2016	—	—	—	—
	10,000	—	—	138.00	1/21/2017	—	—	—	—
Lawrence Odell	6,666	—	—	189.60	2/15/2016	—	—	—	—
	5,000	—	—	138.00	1/21/2017	—	—	—	—
Victor Barreras-Pellegrini	3,333	—	—	133.50	7/10/2016	—	—	—	—
	1,333	—	—	138.00	1/21/2017	—	—	—	—

(a)	Messrs. Berges-González and García-Vélez did not have unexercised options as of December 31, 2010.
Options Exercised and Stock Vested Table
During 2010, no stock options were exercised by the Named Executives.
Pension Benefits
The Corporation does not have a defined benefit or pension plan in place for the Named Executives.
Defined Contribution Retirement Plan
     The Named Executives are eligible to participate in the Corporation’s Defined Contribution Retirement Plan pursuant to Section 1165(e) of the Puerto Rico Internal Revenue Code (“PRIRC”), which provides retirement, death, disability and termination of employment benefits. The Defined Contribution Retirement Plan complies with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the Retirement Equity Act of 1984, as amended (“REA”). An individual account is maintained for each participant and benefits are paid based solely on the amount of each participant’s account.
     The Named Executives may defer up to $9,000 of their annual salary into the Defined Contribution Retirement Plan on a pre-tax basis as employee salary savings contributions. Each year the Corporation will make a contribution equal to 25% of the first 4% of each participating employee’s contribution; no match is provided for contributions in excess of 4% of compensation. Corporate contributions are made to employees with a minimum of one year of service. At the end of the fiscal year, the Corporation may, but is not obligated to, make additional contributions in an amount determined by the Board; however, the maximum of any additional contribution in any year may not exceed 15% of the total compensation of the Named Executives and no basic monthly or additional annual matches need be made in years during which the Corporation incurs a loss.

Non-Qualified Deferred Compensation
The Corporation’s Deferred Compensation Plan was terminated by unanimous consent of the plan participants during 2009 in accordance with the provisions of the plan. During 2010, the Corporation did not have a Deferred Compensation Plan in place for the Named Executives.
Employment Contracts, Termination of Employment and Change in Control Arrangements
Employment Agreements. The following table discloses information regarding the employment agreements entered into with the Named Executives.

Name (a)	Effective Date	Current Base Salary	Term of Years
Aurelio Alemán-Bermúdez	2/24/1998	$750,000	4
Orlando Berges-González	5/11/2009	$600,000	3
Lawrence Odell (b)	2/15/2006	$720,100	4
Victor Barreras-Pellegrini	7/6/2006	$468,000	3

(a)	In connection with the Corporation’s participation in the Capital Purchase Program, (i) the Corporation amended its compensation, bonus, incentive and other benefit plans, arrangements and agreements (including severance and employment agreements), to the extent necessary to be in compliance with the executive compensation and corporate governance requirements of Section 111(b) of the EESA and applicable guidance or regulations issued by the U.S. Treasury on or prior to January 16, 2009 and (ii) each Named Executive, as defined in the Capital Purchase Program, executed a written waiver releasing the U.S. Treasury and the Corporation from any claims that such officers may otherwise have as a result of the Corporation’s amendment of such arrangements and agreements to be in compliance with Section 111(b) of EESA. Until such time as U.S. Treasury ceases to own any equity securities of the Corporation acquired pursuant to the Capital Purchase Program, the Corporation must maintain compliance with these requirements.

(b)	Mr. Odell’s employment agreement provides that, on each anniversary of the date of commencement, the term of such agreement is automatically extended for an additional one (1) year period beyond the then-effective expiration date. The Services Agreement entered into with the Law Firm in February 2006 in connection with the Corporation’s execution of Mr. Odell’s employment agreement had a term of four years expiring on February 14, 2010. In light of the automatic extension of Mr. Odell’s employment agreement, the Board has extended the term of the services agreement, most recently for a term through February 14, 2012, unless earlier terminated.
     The agreements provide that on each anniversary of the date of commencement of each agreement the term of such agreement shall be automatically extended for an additional one (1) year period beyond the then-effective expiration date, unless either party receives written notice that the agreement shall not be further extended.
     Under the employment agreements with Messrs. Alemán-Bermúdez and Odell, the Board may terminate the contracting officer at any time; however, unless such termination is for cause, the contracting officer will be entitled to a severance payment of four (4) times his/her annual base salary (base salary defined as $450,000 in the case of Mr. Odell), less all required deductions and withholdings, which payment shall be made semi-monthly over a period of one year. The employment agreements with Mr. Berges-González’s and Mr. Barreas-Pellegrini provide for severance payments in an amount prorated to cover the remaining balance of the three (3) year employment agreement term times his base salary, unless such termination is for cause. With respect to a termination for cause, “cause” is defined to include personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty, intentional failure to perform stated duties, material violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease and desist order or any material breach of any provision of the employment agreement.

     In the event of a “change in control” of the Corporation during the term of the current employment agreements, the executive is entitled to receive a lump sum severance payment equal to his or her then current base annual salary (base salary defined as $450,000 in the case of Mr. Odell) plus (i) the highest cash performance bonus received by the executive in any of the four (4) fiscal years prior to the date of the change in control (three (3) years in the case of Mr. Orlando Berges-González and Mr. Barreras-Pellegrini) and (ii) the value of any other benefits provided to the executive during the year in which the change in control occurs, multiplied by four (4) (three (3) in the case of Mr. Berges-González and Mr. Barreras-Pellegrini). Termination of employment is not a requirement for a change in control severance payment under the employment agreements of Messrs. Alemán-Bermúdez, Odell and Barreras-Pellegrini. With respect to Mr. Berges-González’s employment agreement, which was executed during 2009, Mr. Berges-González would be entitled to a severance payment due to a change in control if he is terminated within two years following the change of control. This change is consistent with the Board’s new policy relating to employment contracts, under which all new employment contracts shall not have a term of more than 3 years and must require termination of employment in the event of a severance payment occurring with a change in control. Pursuant to the employment agreements, a “change in control” is deemed to have taken place if a third person, including a group as defined in Section 13(d)(3) of the Exchange Act, becomes the beneficial owner of shares of the Corporation having 25% or more of the total number of votes which may be cast for the election of directors of the Corporation, or which, by cumulative voting, if permitted by the Corporation’s charter or By-laws, would enable such third person to elect 25% or more of the directors of the Corporation; or if, as a result of, or in connection with, any cash tender or exchange offer, merger or other business combination, sale of assets or contested election, or any combination of the foregoing transactions, the persons who were directors of the Corporation before any such transaction cease to constitute a majority of the Board of the Corporation or any successor institution.
     The following table describes and quantifies the benefits and compensation to which the Named Executives would have been entitled under existing plans and arrangements if their employment had terminated on December 31, 2010, based on their compensation and services on that date. The amounts shown in the table do not include payments and benefits available generally to salaried employees upon termination of employment, such as accrued vacation pay, distribution from the 1165(e) plan, insurance benefits, or any death, disability or post-retirement welfare benefits available under broad-based employee plans.

	Death, Disability, Termination Without
Name	Cause and Change in Control	Severance ($) (a)	Disability Benefits ($)	Insurance Benefit ($)	Total ($)
Aurelio Alemán-Bermúdez	Death (b)	—	—	500,000	500,000
	Permanent Disability (c)	—	1,800,000	—	1,800,000
	Termination without cause	3,000,000	—	—	3,000,000
	Change in Control	6,287,540	—	—	6,287,540
Orlando Berges-González	Death (b)	—	—	500,000	500,000
	Permanent Disability (c)	—	1,080,000	—	1,080,000
	Termination without cause	1,671,898	—	—	1,671,898
	Change in Control	1,845,810	—	—	1,845,810
Lawrence Odell	Death (b)	—	—	500,000	500,000
	Permanent Disability (c)	—	1,080,000	—	1,080,000
	Termination without cause	1,800,000	—	—	1,800,000
	Change in Control	3,573,104	—	—	3,573,104
Victor Barreras-Pellegrini	Death (b)	—	—	—	—
	Permanent Disability (c)	—	—	—	—
	Termination without cause	1,327,993	—	—	1,327,993
	Change in Control	1,954,848	—	—	1,954,848
Calixto Garcia-Vélez	Death (b)	—	—	500,000	500,000
	Permanent Disability (c)	—	—	—	—
	Termination without cause	—	—	—	—
	Change in Control	—	—	—	—

(a)	As described above in connection with the Corporation’s participation in the CPP in January 2009, the Corporation amended its compensation, bonus, incentive and other benefit plans, arrangements and agreements (including severance and employment agreements), to the extent necessary to be in compliance with the executive compensation and corporate governance requirements of Section 111(b) of the EESA and applicable guidance or regulations issued in connection with the CPP; these amendments have not been taken into consideration when quantifying the benefits and compensation to which the Named Executives would have been entitled to receive under this column if their employment had terminated on December 31, 2010. Notwithstanding the amounts included in this column, during the period in which any obligation arising from the U.S. Treasury’s financial assistance remains outstanding, the Corporation is prohibited from making certain severance payments in connection with the departure of the Named Executives from the Corporation for any reason, including due to a change in control, other than a payment for services performed or benefits accrued. The rules under ESSA exclude from this prohibition qualified retirement plans, payments due to an employee’s death or disability and severance payments required by state statute or foreign law.

(b)	Amount includes life insurance benefits in excess of those amounts available generally to other employees.

(c)	If the executive becomes disabled or incapacitated for a number of consecutive days exceeding those to which the executive is entitled as sick-leave and it is determined that the executive will continue to temporarily be unable to perform his/her duties, the executive will receive 60% of his/her compensation exclusive of any other benefits he/she is entitled to receive under the corporate-wide plans and programs available to other employees. If it is determined that the executive is permanently disabled, the executive will receive 60% of his/her compensation for the remaining term of the employment agreement. The executive will be considered “permanently disabled” if absent due to physical or mental illness on a full time basis for three consecutive months. Amount includes disability benefits in excess of those amounts available generally to other employees.

Compensation Committee Report
Overview of risk and compensation plans. As stated in the Compensation Discussion and Analysis, the Corporation believes it should have sound compensation practices that fairly reward the exceptional employees, and exceptional efforts by those employees, while assuring that their compensation reflects principles of risk management and performance metrics that promote long-term contributions to sustained profitability, as well as fidelity to the values and rules of conduct expected of them. We are committed to continually evaluating and improving our compensation programs through:
•	Frequent self-examination of the impact of our compensation practices on the Corporation’s risk profile, as well as evaluation of our practices against emerging industry-wide practices;

•	Systematic improvement of our compensation principles and practices, ensuring that our compensation practices improve the Corporation’s overall safety and soundness; and

•	Continuing development of compensation practices that provide a strategic advantage to the Corporation and provide value for all stakeholders.
Risk-avoidance assessment of compensation plans. As an integral part of the 2010 compensation process, the Compensation Committee directed the Chief Risk Officer (CRO) to conduct a review of risk in the Corporation’s compensation programs, examining three issues: (1) whether the compensation of the Named Executives encourages them to take unnecessary and excessive risks that threaten the value of the Corporation; (2) whether the Corporation’s employee compensation plans pose unnecessary risks to the Corporation; and (3) whether there was any need to eliminate any features of these plans to the extent that they encouraged the manipulation of reported earnings of the Corporation to enhance the compensation of any employee. The Compensation Committee provided substantial oversight, review and direction throughout the process described below.
          The review focused on the structure of the awards to the Named Executives who were eligible for cash salary, incentive awards, and long-term restricted stock. The review also included all other short-term cash incentive plans under which employees of the Corporation and its subsidiaries are compensated. The only such plans were short-term cash incentive plans. The risk-avoidance analysis of the Corporation’s compensation arrangements and programs for Named Executives and employees focused on elements of the compensation plans that may have the potential to affect the behavior of employees with respect to their job-related responsibilities, or might directly impact the financial condition of the Corporation. The assessment encompassed the identification of the various elements of the Corporation’s compensation plans, the identification of the principal risks to the Corporation that may be relevant for each element, and the identification of the mitigating factors for those risks. Among the elements considered in the assessment were: (i) the performance metrics and targets related to individual business units and strategic goals related to deposit growth, enhancement of the Corporation’s asset quality and risk profile, product and geography expansion, achievement of strategies to strengthen the Corporation’s capital position, and net income targets, (ii) timing of pay out, and (iii) pay mix. Each element may present different risks to the Corporation; however, each has risk mitigating factors and many have no potential to encourage the manipulation of reported earnings.
          In the risk-avoidance assessment, management concluded that the Corporation’s compensation plans are not reasonably likely to have a material adverse effect on the Corporation. Management believes that, in order to give rise to a material adverse effect on the Corporation, a compensation plan must provide benefits of sufficient size to be material to the Corporation or it must motivate individuals at the Corporation who are in a position to have a material impact on the Corporation to behave in a manner that is materially adverse to the Corporation.
          While the analysis revealed that the Named Executives compensation arrangements and the employee compensation programs do not encourage them to take unnecessary or excessive risks or to manipulate reported earnings and that all reasonable efforts have been undertaken to ensure that these compensation plans do not encourage senior management or Named Executives or other employees to take unnecessary and excessive risks in running their businesses or business support functions, the Corporation continues to enhance and strengthen the control framework surrounding all of its compensation programs. Some of the actions being taken include the consolidation of similar incentive plans to streamline the compensation process, as well as expand the use of scorecards incorporating corporate performance metrics for the different positions eligible to participate in the compensation programs.
     As mentioned above, the evaluation of the compensation programs revealed that they do not encourage Named Executives or other employees to take unnecessary and excessive risks that may threaten the value of the Corporation. The evaluation concluded that the compensation plans, in conjunction with internal controls, have distinct features that discourage and mitigate unnecessary or excessive risks, including the following:
•	The Corporation has historically assessed the competitiveness of its executive compensation structure through internal research and external studies conducted by independent compensation consultants taking into consideration survey and proxy data.

•	The compensation structure is based on a pay for performance methodology. The compensation depends on multiple performance factors based on the Corporation, business unit and individual achieving performance objectives designed to enhance stockholder value. Actual incentive payouts are larger if superior target performance is achieved and smaller if target performance is not achieved.

•	The compensation structure has a balance between performance objectives and risk management measures to prevent the taking of excessive risks.

•	The Corporation’s risk management structure, including policies and procedures, provides for the ability to anticipate, identify, measure, monitor and control risks faced by the Bank. The adequacy of the internal controls and risk management structure is continuously evaluated by internal and external examiners.

•	The cash incentive plan imposes a specific target dollar maximum amount for each Named Executives. The equity incentive plan imposes grant limits that apply on an individual basis.

•	The equity incentive plan by itself provides for downside leverage if the stock does not perform well.

•	Shares that may be granted under the stock award program vest ratably over a 4-year period following year 3 for a total vesting period of 7 years. Vesting acceleration provisions impose target performance goals tied to the earning per share that needs to be met.

•	The internal control structure provides for rigorous oversight of the lending and other applicable areas.
     As part of the process to review the Corporation’s compensation plans with the CRO every six months, the Compensation Committee will analyze the 2011 incentive compensation arrangements as they are established and will continue to ensure that the Corporation complies with those provisions of the EESA or any other law or regulation related to compensation arrangements applicable to financial institutions participating in the CPP.
Committee Certifications. The Committee certifies that (1) it has reviewed with the Corporation’s CRO the Named Executives compensation plans and has made all reasonable efforts to ensure that such plans do not encourage Named Executives to take unnecessary and excessive risks that threaten the value of the Corporation; (2) it has reviewed with the CRO the Corporation’s employee compensation plans and has made all reasonable efforts to limit any unnecessary risks those plans pose to the Corporation, and (3) it has reviewed the Corporation’s employee compensation plans to eliminate any features of these plans that would encourage the manipulation of reported earnings of the Corporation to enhance the compensation of any employee.
          The Committee reviewed and discussed the Compensation Discussion and Analysis with members of senior management and, based on this review, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Corporation’s annual report on Form 10-K and proxy statement on Schedule 14A filed with the Securities and Exchange Commission.
Sharee Ann Umpierre-Catinchi (Chairperson)
Jorge Díaz-Irizarry
Frank Kolodziej

Compensation Committee Interlocks and Insider Participation
     The Corporation’s Compensation and Benefits Committee during fiscal year 2010 consisted of directors Sharee Ann Umpierre-Catinchi, Chairperson since August 2006, Jorge L. Díaz-Irizarry, and José L. Ferrer-Canals (member through January 25, 2011). The current members of Compensation and Benefits Committee are Messrs. Sharee Ann Umpierre-Catinchi, Jorge Díaz-Irizarry and Frank Kolodziej (who was appointed to the committee on January 25, 2011). No Executive Officer of the Corporation serves on any board of directors or compensation committee of any entity whose board members or management serves on the Corporation’s Board or on the Corporation’s Compensation and Benefits Committee. Other than as disclosed in the Certain Relationships and Related Transactions section of this Form 10-K, none of the members of the Compensation and Benefits Committee had any relationship with the Corporation requiring disclosure under Item 404 of the SEC Regulation S-K.
Compensation of Directors
     Non-management directors of the Corporation receive an annual retainer and compensation for attending meetings of the Board but not for attending meetings of the Board of Directors of the Bank when such meetings are held on the same day on which a Board meeting of the Corporation is held. Directors who are also officers of the Corporation, of FirstBank or of any other subsidiary do not receive fees or other compensation for service on the Board, the Board of Directors of FirstBank, or the Board of Directors of any other subsidiary or any of their committees. Accordingly, Mr. Aurelio Alemán-Bermúdez, who was a director during 2010, is not included in the table set forth below because he was an employee at the same time and, therefore, received no compensation for his services as a director.
     In 2007, the Compensation and Benefits Committee retained Mercer (US) Inc., an outside compensation consultant, to provide services as compensation consultants. Mercer performed a director compensation review to assess the competitiveness of the Corporation’s Board compensation strategy for its non-management directors and provided recommendations in terms of structure and amount of compensation. As a result, in January 2008, the Board approved a compensation structure for non-management directors of the Corporation, which became effective in February 2008. Under the terms of the structure, each director receives an annual retainer of $30,000 and the Chair of the Audit Committee receives an additional annual retainer of $25,000. The retainers are payable in cash on a monthly basis over a twelve-month period. The director compensation structure also considered the receipt of an annual equity award of $35,000 payable in the form of restricted stock, although this was not paid in 2010. In addition, all meeting fees were reduced to $1,000 for each Board or Committee meeting attended, which is also payable in cash. In December 2008, an annual equity award was granted under the terms and provisions of the First BanCorp 2008 Omnibus Incentive Plan, which was approved by the stockholders of the Corporation at the 2008 Annual Meeting of Stockholders, and pursuant to the provisions of the Corporation’s Policy Regarding the Granting of Equity-Based Compensation Awards approved by the Board in October 2008. Considering worsening economic conditions which have affected the performance of the Corporation, during 2009 and 2010 the Board has determined to defer annual equity awards for a later time; hence, equity award have not been granted since 2008.
     In October 2009, the Compensation and Benefits Committee retained the services of Compensation Advisory Partners LLC, an independent executive compensation consulting firm, who preformed an analysis of the Corporation’s peer group and examined pay practices in the broader financial services industry to determine a competitive compensation level for the non-management chairman of the Board. Based upon the analysis, the Compensation and Benefits Committee recommended to the Board and the Board approved an annual cash retainer for the non-management chairman of $82,500.
     The Corporation reimburses Board members for travel, lodging and other reasonable out-of-pocket expenses in connection with attendance at Board and committee meetings or performance of other services for the Corporation in their capacities as directors.
     The Compensation and Benefits Committee will periodically review market data in order to determine the appropriate level of compensation for maintaining a competitive director compensation structure necessary to attract and retain qualified candidates for board service.

     The following table sets forth all the compensation that the Corporation paid to non-management directors during fiscal year 2010:

					Change in Pension
					Value and
	Fees				Nonqualified
	Earned or			Non -Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)(a)	($)	($)	($)	($)	($)

Jorge Díaz-Irizarry	80,000	—	—	—	—	—	80,000
José Ferrer-Canals	88,000	—	—	—	—	—	88,000
Frank Kolodziej-Castro	62,000	—	—	—	—	—	62,000
José Menéndez-Cortada	176,500	—	—	—	—	—	176,500
Héctor M. Nevares-La Costa	98,000	—	—	—	—	—	98,000
Fernando Rodríguez-Amaro	110,000	—	—	—	—	—	110,000
José Rodríguez-Perelló	104,000	—	—	—	—	—	104,000
Sharee Ann Umpierre-Catinchi	57,000	—	—	—	—	—	57,000

(a)	Does not include unvested portion of restricted stock granted to all incumbent directors in December 2008 of which 1,342 shares of Common Stock vested on December 1, 2010, and 1,343 will vest on December 1, 2011.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following tables sets forth certain information as of March 15, 2011, unless otherwise specified, with respect to shares of our Common Stock and preferred stock beneficially owned (unless otherwise indicated in the footnotes) by: (1) each person known to us to be the beneficial owner of more than 5% of our Common or Preferred Stock; (2) each director, each director nominee and each executive officer named in the Summary Compensation Table in this Proxy Statement (the “Named Executive Officers”); and (3) all directors and executive officers as a group. This information has been provided by each of the directors and executive officers at our request or derived from statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Beneficial ownership of securities, as shown below, has been determined in accordance with applicable guidelines issued by the SEC. Beneficial ownership includes the possession, directly or indirectly, through any formal or informal arrangement, either individually or in a group, of voting power (which includes the power to vote, or to direct the voting of, such security) and/or investment power (which includes the power to dispose of, or to direct the disposition of, such security). As of March 15, 2010, directors and executive officers of the Corporation do not own shares of the Corporation’s Preferred Stock as all directors and executive officers participated in the Corporation’s Preferred Stock exchange offer pursuant to which they received Common Stock in exchange for their shares of Preferred Stock outstanding prior to the completion of the exchange offer. The Corporation does not have knowledge of any current beneficial owner of more than 5% of the Corporation’s Preferred Stock.

(1) Beneficial Owners of More Than 5% of our Common Stock:

	Amount and Nature of		Percent of
Name and Address of Beneficial Owner	Beneficial Ownership		Class (a)
United States Departmetn of the Treasury	29,634,531	(b)	58.18%
1500 Pennsylvania Avenue Northwest
Washington D.C., District of Columbia 20229

UBS AG	2,403,742	(c)	11.28%
Bahnhofstrasse 45
PO Box CH-8021
Zurich, Switzerland

BlackRock, Inc.	1,249,514	(d)	5.87%
40 East 52nd Street
New York, NY 10022

(a)	Based on 21,303,669 shares of Common Stock outstanding as of March 15, 2011.

(b)	On January 16, 2009, we entered into a Letter Agreement (the “Letter Agreement”) with the U.S. Treasury pursuant to which we sold 400,000 shares of Series F Preferred Stock to the U.S. Treasury, along with a warrant to purchase 389,483 shares of Common Stock, equivalent to 1.80% of our outstanding shares of Common Stock if it were issued as of March 15, 2011, at an initial exercise price of $154.05 per share, which is subject to certain anti-dilution and other adjustments. Subsequently, on July 20, 2010, the Corporation exchanged the Series F Preferred Stock, plus accrued dividends on the Series F Preferred Stock, for 424,174 shares of a new series of mandatorily convertible preferred stock (the “Series G Preferred Stock”) and amended the warrant issued on January 16, 2009. The U.S. Treasury, and any subsequent holder of the Series G Preferred Stock, has the right to convert the Series G Preferred Stock into the Corporation’s common stock at any time. In addition, the Corporation has the right to compel the conversion of the Series G Preferred Stock into shares of common stock under certain conditions and, unless earlier converted, is automatically convertible into common stock on the seventh anniversary of their issuance. The Series G Preferred Stock is convertible into 29,245,047 million shares of common stock upon the mandatory conversion based on an initial conversion rate of 68.9459 shares of Common Stock for each share of Series G Preferred Stock. The warrant, which expires 10 years from July 20, 2010, may be exercised, in whole or in part, at any time or from time to time by the U.S. Treasury.

(c)	Based solely on a Schedule 13G filed with the SEC on January 31, 2011 in which UBS AG reported aggregate beneficial ownership of 2,403,742 (36,056,133 pre-reverse stock split) shares or 11.28% of the Corporation outstanding common stock as of December 31, 2010. UBS AG reported that it possessed sole voting power and sole dispositive power over 524,990 (7,874,854 pre-reverse stock split) shares and shared voting power and shared dispositive power over 516,195 (7,742,936 pre-reverse stock split) and 1,878,752 (28,181,279 pre-reverse stock split) shares, respectively. The shares reported by UBS AG have been adjusted retroactively to reflect the 1-for-15 reverse stock split effected on January 7, 2011.

(d)	Based solely on a Schedule 13G filed with the SEC on January 21, 2011 in which BlackRock, Inc. reported aggregate beneficial ownership of 1,249,514 (18,742,709 pre-reverse stock split) shares or 5.87% of the Corporation outstanding common stock as of December 31, 2010. BlackRock, Inc. reported that it possessed sole voting power and sole dispositive power over 1,249,514 (18,742,709 pre-reverse stock split) shares. The shares reported by BlackRock, Inc. have been adjusted retroactively to reflect the 1-for-15 reverse stock split effected on January 7, 2011.

(2) Beneficial Ownership of Directors, Director Nominees and Executive Officers:

	Amount and Nature of		Percent of
Name of Beneficial Owner	Beneficial Ownership (a)		Class*
Directors
Aurelio Alemán-Bermúdez, President & Chief Executive Officer	52,933		*
José Menéndez-Cortada, Chairman of the Board	10,827		*
Jorge L. Díaz-Irizarry	5,851	(b)	*
José Ferrer-Canals	368		*
Sharee Ann Umpierre-Catinchi	76,913	(c)	*
Fernando Rodríguez-Amaro	2,146		*
Héctor M. Nevares-La Costa	449,014	(d)	2.11%
Frank Kolodziej-Castro	184,165		*
José F. Rodríguez-Perelló	21,605		*

Executive Officers
Orlando Berges-González, Executive Vice President & Chief Financial Officer	666		*
Lawrence Odell, Executive Vice President, General Counsel & Secretary	14,999		*
Victor Barreras-Pellegrini, Treasurer & Senior VP	4,666		*
Calixto García-Vélez, Executive Vice President	—		*
All current directors and NEOs, Executive Officers, Treasurer and the Chief Accounting Officer as a group (19 persons as a group)	859,689		4.02%

*	Represents less than 1% of our outstanding common stock.

(a)	For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of a security if that person has the right to acquire beneficial ownership of such security within 60 days. Therefore, it includes the number of shares of Common Stock that could be purchased by exercising stock options that were exercisable as of March 15, 2011 or within 60 days after that date, as follows: Mr. Alemán-Bermúdez, 39,600; Mr. Odell, 11,666 and Mr. Barreras-Pellegrini 4,666 and all current directors and executive officers as a group, 81,860. Also, it includes shares granted under the First BanCorp 2008 Omnibus Incentive Plan, subject to transferability restrictions and/or forfeiture upon failure to meet vesting conditions, as follows: Mr. Menéndez-Cortada, 268; Mr. Díaz-Irizarry, 268; Mr. Ferrer-Canals, 268; Ms. Umpierre-Catinchi, 268; Mr. Rodríguez-Amaro, 268; Mr. Nevares-La Costa, 268; Mr. Kolodziej-Castro, 268; and Mr. Rodríguez-Perelló, 268. The amount does not include shares of Common Stock represented by units in a unitized stock fund under our Defined Contribution Plan.

(b)	This amount includes 1,497 shares owned separately by his spouse.

(c)	This amount includes 600 shares owned jointly with her spouse.

(d)	This amount includes 283,272 shares owned by Mr. Nevares-La Costa’s father over which Mr. Nevares-La Costa has voting and investment power as attorney-in-fact.
Equity Compensation Plan Information

Number of Securities
			Weighted-Average	Remaining Available for
	Number of Securities		Exercise Price of	Future Issuance Under
	to be Issued Upon		Outstanding	Equity Compensation
	Exercise of Outstanding		Options, warrants	Plans (Excluding Securities
	Options		and rights	Reflected in Column (A))
Plan category	(A)		(B)	(C)

Equity compensation plans approved by stockholders:	131,532	(1)	$202.91	251,189	(2)
Equity compensation plans not approved by stockholders	N/A		N/A	N/A

Total	131,532		$202.91	251,189

(1)	Stock options granted under the 1997 stock option plan which expired on January 21, 2007. All outstanding awards under the stock option plan continue in full forth and effect, subject to their original terms and the shares of common stock underlying the options are subject to adjustments for stock splits, reorganization and other similar events.

(2)	Securities available for future issuance under the First BanCorp 2008 Omnibus Incentive Plan (the “Omnibus Plan”) approved by stockholder on April 29, 2008. The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards. This plan allows the issuance of up to 253,333 shares of common stock, subject to adjustments for stock splits, reorganization and other similar events.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Person Transactions
     We review all transactions and relationships in which the Corporation and any of its directors, director nominees, executive officers, security holders who are known to the Corporation to own of record or beneficially more than five percent of any class of the Corporation’s voting securities and any immediate family member of any of the foregoing persons are participants to determine whether such persons have a direct or indirect material interest. In addition, our Corporate Governance Guidelines and Principles and Code of Ethics for CEO and Senior Financial Officers require our directors, executive officers and principal financial officers to report to the Board or the Audit Committee any situation that could be perceived as a conflict of interest. In addition, applicable law and regulations require that all loans or extensions of credit to executive officers and directors be made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons (unless the loan or extension of credit is made under a benefit program generally available to all employees and does not give preference to any insider over any other employee) and must not involve more than the normal risk of repayment or present other unfavorable features. Pursuant to Regulation O adopted by the Federal Reserve Board, any extension of credit to an executive officer, director, or principal stockholder, including any related interest of such persons (collectively an “Insider”), when aggregated with all other loans or lines of credit to that Insider: (a) exceeds 5% of the Bank’s capital and unimpaired surplus or $25,000, whichever is greater, or (b) exceeds (in any case) $500,000, must be approved in advance by the majority of the entire Board, excluding the interested party.
     During 2007, the Board adopted a Related Person Transaction Policy (the “Policy”) that addresses the reporting, review and approval or ratification of transactions with related persons, which include a director, a director nominee, an executive officer of the Corporation, a security holder who is known to the Corporation to own of record or beneficially more than five percent of any class of the Corporation’s voting securities, and an immediate family member of any of the foregoing (together the “Related Person”). The policy is not designed to prohibit related person transactions; rather, it is to provide for timely internal reporting of such transactions and appropriate review, appropriate approval or rejection, oversight and public disclosure of them.
     For purposes of the Policy, a “related person transaction” is a transaction or arrangement or series of transactions or arrangements in which the Corporation participates (whether or not the Corporation is a party), the amount involved exceeds $120,000, and a Related Person has a direct or indirect material interest. A Related Person’s interest in a transaction or arrangement is presumed material to such person unless it is clearly incidental in nature or has been determined in accordance with the policy to be immaterial in nature. A transaction in which any subsidiary of the Corporation or any other company controlled by the Corporation participates shall be considered a transaction in which the Corporation participates.
     Examples of related person transactions generally include sales, purchases or other transfers of real or personal property, use of property and equipment by lease or otherwise, services received or furnished and the borrowing and lending of funds, as well as guarantees of loans or other undertakings and the employment by the Corporation of an immediate family member of a Related Person or a change in the terms or conditions of employment of such an individual that is material to such individual. However, the policy contains a list of categories of transactions that will not be considered related person transactions for purposes of the Policy given their nature, size and/or degree of significance to the Corporation, and therefore, need not be brought to the Audit Committee for their review and approval or ratification.
     Any director, director nominee or executive officer who intends to enter into a related person transaction is required to disclose that intention and all material facts with respect to such transaction to the General Counsel, and any officer or employee of the Corporation who intends to cause the Corporation to enter into any related person transaction must disclose that intention and all material facts with respect to the transaction to his or her superior, who is responsible for seeing that such information is reported to the General Counsel. The General Counsel is responsible for determining whether a transaction may meet the requirements of a related person transaction requiring review under the Related Transaction Policy, and, upon such determination, must report the material facts respecting the transaction and the Related Person’s interest in such transaction to the Audit Committee for their review and approval or ratification. Any related party transaction in which the General Counsel has a direct or indirect interest is evaluated directly by the Audit Committee.
     If a member of the Audit Committee has an interest in a related person transaction and the number of Audit Committee members available to review and approve the transaction is less than two members after such committee member recluses himself or herself from consideration of the transaction, the transaction must instead be reviewed by an ad hoc committee of at least two independent directors designated by the Board. The Audit Committee may delegate its authority to review, approve or ratify specified related person transactions or categories of related person transactions when the Audit Committee determines that such action is warranted.
     Annually, the Audit Committee must review any previously approved or ratified related person transaction that is continuing (unless the amount involved in the uncompleted portion of the transaction is less than $120,000) and determine, based on the then existing facts and circumstances, including the Corporation’s existing contractual or other obligations, if it is in the best interests of the Corporation to continue, modify or terminate the transaction.
     The Audit Committee has the authority to (i) determine categories of related person transactions that are immaterial and not required to be individually reported to, reviewed by, and/or approved or ratified by the Audit Committee and (ii) approve in advance categories of related person transactions that need not be individually reported to, reviewed by, and/or approved or ratified by the Audit Committee but may instead be reported to and reviewed by the Audit Committee collectively on a periodic basis, which must be at least annually. The Audit Committee must notify the Board on a quarterly basis of all related person transactions approved or ratified by the Audit Committee.
     In connection with approving or ratifying a related person transaction, the Audit Committee (or its delegate), in its judgment, must consider in light of the relevant facts and circumstances whether or not the transaction is in, or not inconsistent with, the best interests of the Corporation, including consideration of the following factors to the extent pertinent:

•	the position or relationship of the Related Person with the Corporation;

•	the materiality of the transaction to the Related Person and the Corporation, including the dollar value of the transaction, without regard to profit or loss;

•	the business purpose for and reasonableness of the transaction, based on a consideration of the alternatives available to the Corporation for attaining the purposes of the transaction;

•	whether the transaction is comparable to a transaction that could be available on an arm’s-length basis or is on terms that the Corporation offers generally to persons who are not Related Persons;

•	whether the transaction is in the ordinary course of the Corporation’s business and was proposed and considered in the ordinary course of business; and

•	the effect of the transaction on the Corporation’s business and operations, including on the Corporation’s internal control over financial reporting and system of disclosure controls and procedures, and any additional conditions or controls (including reporting and review requirements) that should be applied to such transaction.
     During fiscal year 2010, directors and officers and persons or entities related to such directors and officers were customers of and had transactions with the Corporation and/or its subsidiaries. All such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time they were made for comparable transactions with persons not related the Corporation, and did not involve more than the normal risk of collectibility or present other unfavorable features.
     During 2010, the Corporation engaged, in the ordinary course of business, the legal services of Martínez Odell & Calabria. Lawrence Odell, General Counsel of the Corporation since February 2006, is a partner at Martínez Odell & Calabria (the “Law Firm”). On January 31, 2011, the Corporation approved an amendment to the agreement (the “Services Agreement”) it entered into with the Law Firm in February 2006 in connection with the Corporation’s execution of an employment agreement with Lawrence Odell relating to his retention as Executive Vice President and General Counsel of the Corporation and its subsidiaries. Mr. Odell’s employment agreement provides that, on each anniversary of the date of commencement, the term of such agreement is automatically extended for an additional one (1) year period beyond the then-effective expiration date and that Mr. Odell will remain a partner at the Law Firm during the term of his employment. The Services Agreement provides for the payment by the Corporation to the Law Firm of $60,000 per month as consideration for the services rendered to the Corporation by Mr. Odell. The Services Agreement had a term of four years expiring on February 14, 2010. In light of the automatic extension of Mr. Odell’s employment agreement, the Corporation amended the Services Agreement on January 29, 2010 for purposes of extending its term from February 14, 2010 until February 14, 2011 and further amended it on January 31, 2011 for purposes of further extending its term through February 14, 2012, unless earlier terminated. The Corporation has also hired the Law Firm to be the corporate and regulatory counsel to it and FirstBank. In 2010, the Corporation paid $1,584,258 to the Law Firm for its legal services and $720,000 to the Law Firm in accordance with the terms of the Services Agreement. The engagement of the Law Firm and extension of the Services Agreement have been approved annually by the Audit Committee as required by the Policy.
     During 2003, the Corporation entered into a loan agreement with HB Construction Developers and Arturo Díaz-Irizarry, the sole owner of HB Construction Developers and brother of director Jorge Díaz-Irizarry. The loan was made to provide funds for the interim financing to finish the development of 124 low income housing units at the residential project to be known as Haciendas de Borinquén in Lares, Puerto Rico. The loan was made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time it was made for comparable transactions with persons not related to the Corporation, and did not involve more than the normal risk of collectibility or present other unfavorable features. In July 2005, the loan was classified as past due at the time of its maturity. The largest amount of the loan outstanding during fiscal 2010 was $248,171. As of February 15, 2011, the amount of the loan outstanding was $248,171. During 2010 and through February 15, 2011, $11,603 of interest has been paid, at an interest rate of 4.25%. During such period, no principal has been repaid.
     During 2007, the Corporation entered into a loan agreement with Elmaria Homes, Corp and Ernesto Rodríguez-Alzugaray, the owner of a third of Elmaria Homes, Corp and brother of director Fernando Rodríguez-Amaro. The loan was made to provide funds for the interim financing to finish the development of 64 apartments at the residential condominium project known as Elmaria Condominium in Río Piedras, Puerto Rico. The original maturity date of June 15, 2008 was extended to December 1, 2010. The loan was made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time it was made for comparable transactions with persons not related to the Corporation, and did not involve more than the normal risk of collectibility or present other unfavorable features. In the first quarter of 2009, the Corporation classified this loan in non-accruing status because of concerns about the financial condition of the borrower. The largest amount of the loan outstanding during fiscal 2010 was $7,965,025. As of February 15, 2011, the amount of the loan outstanding was $6,365,001. During 2010 and through February 15, 2011, no principal and interest was paid on the loan. On February 16, 2011, the Corporation entered into a definitive agreement to sell substantially all of the loans that it had transferred to held for sale as of December 31, 2010; the loan to Elmaria Homes, Corp. was sold in such transaction.
     During 2010, the Corporation and its subsidiaries engaged, in the ordinary course of business, the services of Tactical Media, a diversified media company with operations in Puerto Rico that is partially owned by Mr. Ángel Álvarez-Freiría, son of Mr. Ángel Álvarez-Pérez, an individual know to the Corporation to be have been a beneficial owner of more than five percent of the Corporation’s Common Stock during 2010. Total fees paid during 2010 to Tactical Media amounted to $308,560. The engagement of Tactical Media was approved by the Audit Committee as required by the Policy.
Item 14. Principal Accounting Fees and Services.
Audit Fees
          The total fees paid or accrued by the Corporation for professional services rendered by the external auditors for the years ended December 31, 2009 and 2010 were $1,660,220 and $1,903,537, respectively, distributed as follows:
     • Audit Fees: $1,560,220 for the audit of the financial statements and internal control over financial reporting for the year ended December 31, 2009; and $1,806,437 for the audit of the financial statements and internal control over financial reporting for the year ended December 31, 2010.
     • Audit-Related Fees: $100,000 in 2009 and $97,100 in 2010 for other audit-related fees, which consisted mainly of the audits of employee benefit plans.
     • Tax Fees: none in 2009 and none in 2010.
     • All Other Fees: none in 2009 and none in 2010.
          The Audit Committee has established controls and procedures that require the pre-approval of all audits, audit-related and permissible non-audit services provided by the independent registered public accounting firm in order to ensure that the rendering of such services does not impair the auditor’s independence. The Audit Committee may delegate to one or more of its members the authority to pre-approve any audit, audit-related or permissible non-audit services, and the member to whom such delegation was made must report any pre-approval decisions at the next scheduled meeting of the Audit Committee. Under the pre-approval policy, audit services for the Corporation are negotiated annually. In the event that any additional audit services not included in the annual negotiation of services are required by the Corporation, an amendment to the existing engagement letter or an additional proposed engagement letter is obtained from the independent registered public accounting firm and evaluated by the Audit Committee or the member(s) of the Audit Committee with authority to pre-approve such services.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) List of documents filed as part of this report.
     (1) Financial Statements.
          The following consolidated financial statements of First BanCorp, together with the report thereon of First BanCorp’s independent registered public accounting firm, PricewaterhouseCoopers LLP, dated April 15, 2011, are included herein beginning on page F-1:

–	Report of Independent Registered Public Accounting Firm.

–	Consolidated Statements of Financial Condition as of December 31, 2010 and 2009.

–	Consolidated Statements of (Loss) Income for Each of the Three Years in the Period Ended December 31, 2010.

–	Consolidated Statements of Changes in Stockholders’ Equity for Each of the Three Years in the Period Ended December 31, 2010.

–	Consolidated Statements of Comprehensive (Loss) Income for each of the Three Years in the Period Ended December 31, 2010.

–	Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2010.

–	Notes to the Consolidated Financial Statements.
     (2) Financial statement schedules.
     All financial schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
     (3) Exhibits listed below are filed herewith as part of this Form 10-K or are incorporated herein by reference.
Index to Exhibits

No.	Exhibit
3.1	Restated Articles of Incorporation (1)

3.2	Certificate of Amendment of the Certificate of Incorporation (2)

3.3	By-Laws of First BanCorp (3)

3.4	Certificate of Designation creating the 7.125% non-cumulative perpetual monthly income preferred stock, Series A (4)

3.5	Certificate of Designation creating the 8.35% non-cumulative perpetual monthly income preferred stock, Series B (5)

3.6	Certificate of Designation creating the 7.40% non-cumulative perpetual monthly income preferred stock, Series C (6)

3.7	Certificate of Designation creating the 7.25% non-cumulative perpetual monthly income preferred stock, Series D (7)

3.8	Certificate of Designation creating the 7.00% non-cumulative perpetual monthly income preferred stock, Series E (8)

3.9	Certificate of Designation creating the fixed-rate cumulative perpetual preferred stock, Series F (9)

3.10	Certificate of Designation creating the fixed-rate cumulative perpetual preferred stock, Series G (10)

3.11	First Amendment to Certificate of Designation creating the fixed rate cumulative mandatorily convertible preferred stock, Series G (11)

4.1	Form of Common Stock Certificate (12)

4.2	Form of Stock Certificate for 7.125% non-cumulative perpetual monthly income preferred stock, Series A (13)

4.3	Form of Stock Certificate for 8.35% non-cumulative perpetual monthly income preferred stock, Series B (14)

4.4	Form of Stock Certificate for 7.40% non-cumulative perpetual monthly income preferred stock, Series C (15)

4.5	Form of Stock Certificate for 7.25% non-cumulative perpetual monthly income preferred stock, Series D (16)

No.	Exhibit
4.6	Form of Stock Certificate for 7.00% non-cumulative perpetual monthly income preferred stock, Series E (17)

4.7	Form of Stock Certificate for fixed rate cumulative preferred stock, Series F (18)

4.8	Warrant dated January 16, 2009 to purchase shares of First BanCorp (19)

4.9	Amended and Restated Warrant dated July 7, 2010 to purchase shares of First BanCorp (20)

4.10	Letter Agreement, dated January 16, 2009, including Securities Purchase Agreement — Standard Terms attached thereto as Exhibit A, between First BanCorp and the United States Department of the Treasury (21)

10.1	FirstBank’s 1997 Stock Option Plan (22)

10.2	First BanCorp’s 2008 Omnibus Incentive Plan (23)

10.3	Investment Agreement between The Bank of Nova Scotia and First BanCorp dated as of February 15, 2007, including the Form of Stockholder Agreement (24)

10.4	Amendment No. 1 to Stockholder Agreement, dated as of October 13, 2010, by and between First BanCorp and The Bank of Nova Scotia (25)

10.5	Exchange Agreement, dated as of July 7, 2010, by and between First BanCorp and the United States Department of the Treasury (26)

10.6	First Amendment to Exchange Agreement, dated as of December 1, 2010, by and between First BanCorp and the United States Department of the Treasury (27)

10.7	Consent Order, dated June 2, 2010 between FirstBank Puerto Rico and the Federal Deposit Insurance Corporation (28)

10.8	Written Agreement, dated June 3, 2010, between First BanCorp and the Federal Reserve Bank of New York (29)

10.9	Employment Agreement — Aurelio Alemán (30)

10.10	Amendment No. 1 to Employment Agreement — Aurelio Alemán (31)

10.11	Amendment No. 2 to Employment Agreement — Aurelio Alemán (32)

10.12	Employment Agreement — Lawrence Odell (33)

10.13	Amendment No. 1 to Employment Agreement — Lawrence Odell (34)

10.14	Amendment No. 2 to Employment Agreement — Lawrence Odell (35)

10.15	Amendment No. 3 to Employment Agreement — Lawrence Odell (36)

10.16	Employment Agreement — Orlando Berges (37)

10.17	Service Agreement Martinez Odell & Calabria (38)

10.18	Amendment No. 1 to Service Agreement Martinez Odell & Calabria (39)

10.19	Amendment No. 2 to Service Agreement Martinez Odell & Calabria (40)

10.20	Amendment No. 3 to Service Agreement Martinez Odell & Calabria

10.21	Form of Restricted Stock Agreement (41)

10.22	Form of Stock Option Agreement for Officers and Other Employees (42)

12.1	Ratio of Earnings to Fixed Charges

12.2	Ratio of Earnings to Fixed Charges and Preference Dividends

14.1	Code of Ethics for CEO and Senior Financial Officers (43)

21.1	List of First BanCorp’s subsidiaries

31.1	Section 302 Certification of the CEO

31.2	Section 302 Certification of the CFO

32.1	Section 906 Certification of the CEO

32.2	Section 906 Certification of the CFO

99.1	Certification of the CEO Pursuant to Section III(b)(4) of the Emergency Stabilization Act of 2008 and 31 CFR § 30.15

No.	Exhibit
99.2	Certification of the CFO Pursuant to Section III(b)(4) of the Emergency Stabilization Act of 2008 and 31 CFR § 30.15

99.3	Policy Statement and Standards of Conduct for Members of Board of Directors, Executive Officers and Principal Shareholders (44)

99.4	Independence Principles for Directors of First BanCorp (45)

(1)	Incorporated by reference from Exhibit 3.1 of the Form S-1/A filed by the Corporation on August 24, 2010.

(2)	Incorporated by reference from Exhibit 3.1 of the Form 8-K filed by the Corporation on January 10, 2011.

(3)	Incorporated by reference from Exhibit 3.3 of the Form 8-K filed by the Corporation on April 4, 2011.

(4)	Incorporated by reference from Exhibit 4(B) of the Form S-3 filed by the Corporation on March 30, 1999.

(5)	Incorporated by reference from Exhibit 4(B) of the Form S-3 filed by the Corporation on September 8, 2000.

(6)	Incorporated by reference from Exhibit 4(B) of the Form S-3 filed by the Corporation on May 18, 2001.

(7)	Incorporated by reference from Exhibit 4(B) of the Form S-3/A filed by the Corporation on January 16, 2002.

(8)	Incorporated by reference from Exhibit 3.3 of the Form 8-A filed by the Corporation on September 26, 2003.

(9)	Incorporated by reference from Exhibit 3.1 of the Form 8-K filed by the Corporation on January 20, 2009.

(10)	Incorporated by reference from Exhibit 10.3 of the Form 8-K filed by the Corporation on July 7, 2010.

(11)	Incorporated by reference from Exhibit 3.1 of the Form 8-K filed by the Corporation on December 2, 2010.

(12)	Incorporated by reference from Exhibit 4 of the Form S-4 filed by the Corporation on April 15, 1998.

(13)	Incorporated by reference from Exhibit 4(A) of the Form S-3 filed by the Corporation on March 30, 1999.

(14)	Incorporated by reference from Exhibit 4(A) of the Form S-3 filed by the Corporation on September 8, 2000.

(15)	Incorporated by reference from Exhibit 4(A) of the Form S-3 filed by the Corporation on May 18, 2001.

(16)	Incorporated by reference from Exhibit 4(A) of the Form S-3 filed by the Corporation on January 16, 2002.

(17)	Incorporated by reference from Exhibit 4.1 of the Form 8-K filed by the Corporation on September 5, 2003.

(18)	Incorporated by reference from Exhibit 4.6 of the Form 10-K for the fiscal year ended December 31, 2008 filed by the Corporation on March 2, 2009.

(19)	Incorporated by reference from Exhibit 4.1 to the Form 8-K filed by the Corporation on January 20, 2009.

(20)	Incorporated by reference from Exhibit 10.2 to the Form 8-K filed by the Corporation on July 7, 2010.

(21)	Incorporated by reference from Exhibit 10.1 to the Form 8-K filed by the Corporation on January 20, 2009.

(22)	Incorporated by reference from Exhibit 10.2 to the Form 10-K for the fiscal year ended December 31, 1998 filed by the Corporation on March 26, 1999.

(23)	Incorporated by reference from Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2008 filed by the Corporation on May 12, 2008.

(24)	Incorporated by reference from Exhibit 10.01 to the Form 8-K filed by the Corporation on February 22, 2007.

(25)	Incorporated by reference from Exhibit 10.1 to the Form 8-K filed by the Corporation on November 24, 2010.

(26)	Incorporated by reference from Exhibit 10.1 to the Form 8-K filed by the Corporation on July 7, 2010.

(27)	Incorporated by reference from Exhibit 10.1 to the Form 8-K filed by the Corporation on December 2, 2010.

(28)	Incorporated by reference from Exhibit 10.1 to the Form 8-K filed by the Corporation on June 4, 2010.

(29)	Incorporated by reference from Exhibit 10.2 to the Form 8-K filed by the Corporation on June 4, 2010.

(30)	Incorporated by reference from Exhibit 10.6 to the Form 10-K for the fiscal year ended December 31, 1998 filed by the Corporation on March 26, 1999.

(31)	Incorporated by reference from Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2009 filed by the Corporation on May 11, 2009.

(32)	Incorporated by reference from Exhibit 10.6 to the Form 10-K for the fiscal year ended December 31, 2009 filed by the Corporation on March 2, 2010.

(33)	Incorporated by reference from Exhibit 10.4 to the Form 10-K for the fiscal year ended December 31, 2005 filed by the Corporation on February 9, 2007.

(34)	Incorporated by reference from Exhibit 10.5 to the Form 10-K for the fiscal year ended December 31, 2005 filed by the Corporation on February 9, 2007.

(35)	Incorporated by reference from Exhibit 10.4 to the Form 10-Q for the quarter ended March 31, 2009 filed by the Corporation on May 11, 2009.

(36)	Incorporated by reference from Exhibit 10.13 to the Form 10-K for the fiscal year ended December 31, 2009 filed by the Corporation on March 2, 2010.

(37)	Incorporated by reference from Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2009 filed by the Corporation on August 11, 2009.

(38)	Incorporated by reference from Exhibit 10.7 to the Form 10-K for the fiscal year ended December 31, 2005 filed by the Corporation on February 9, 2007.

(39)	Incorporated by reference from Exhibit 10.8 to the Form 10-K for the fiscal year ended December 31, 2005 filed by the Corporation on February 9, 2007.

(40)	Incorporated by reference from Exhibit 10.17 to the Form 10-K for the fiscal year ended December 31, 2009 filed by the Corporation on March 2, 2010.

(41)	Incorporated by reference from Exhibit 10.23 to the Form S-1/A filed by the Corporation on July 16, 2010.

(42)	Incorporated by reference from Exhibit 10.24 to the Form S-1/A filed by the Corporation on July 16, 2010.

(43)	Incorporated by reference from Exhibit 3.2 of the Form 10-K for the fiscal year ended December 31, 2008 filed by the Corporation on March 2, 2009.

(44)	Incorporated by reference from Exhibit 14.3 of the Form 10-K for the fiscal year ended December 31, 2003 filed by the Corporation on March 15, 2004.

(45)	Incorporated by reference from Exhibit 14.4 of the Form 10-K for the fiscal year ended December 31, 2007 filed by the Corporation on February 29, 2008.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934 the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST BANCORP.

By:	/s/ Aurelio Alemán Aurelio Alemán President and Chief Executive Officer	Date: 4/15/11
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Aurelio Alemán Aurelio Alemán	Date: 4/15/11
President and Chief Executive Officer

/s/ Orlando Berges Orlando Berges, CPA	Date: 4/15/11
Executive Vice President and
Chief Financial Officer

/s/ José Menéndez-Cortada José Menéndez-Cortada, Director and	Date: 4/15/11
Chairman of the Board

/s/ Fernando Rodríguez-Amaro Fernando Rodríguez Amaro,	Date: 4/15/11
Director

/s/ Jorge L. Díaz Jorge L. Díaz, Director	Date: 4/15/11

/s/ Sharee Ann Umpierre-Catinchi Sharee Ann Umpierre-Catinchi,	Date: 4/15/11
Director

/s/ José L. Ferrer-Canals José L. Ferrer-Canals, Director	Date: 4/15/11

/s/ Frank Kolodziej Frank Kolodziej, Director	Date: 4/15/11

/s/ Héctor M. Nevares Héctor M. Nevares, Director	Date: 4/15/11

/s/ José F. Rodríguez José F. Rodríguez, Director	Date: 4/15/11

/s/ Pedro Romero Pedro Romero, CPA	Date: 4/15/11
Senior Vice President and
Chief Accounting Officer

Management’s Report on Internal Control Over Financial Reporting
To the Board of Directors and Stockholders of First BanCorp:
     First BanCorp’s (the “Corporation”) internal control over financial reporting is a process effected by those charged with governance, management, and other personnel and designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and regulatory financial statements prepared in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C),which are intended to comply with the requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA).
     Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP and financial statements for regulatory reporting purposes, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation; and (iii) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use, or disposition of the Corporation’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent, or detect and correct misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
     The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. Management has assessed the effectiveness of the Corporation’s internal control over financial reporting, including controls over the preparation of regulatory financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C), as of December 31, 2010, based on the framework set forth by the Committee of the Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
     Based on our assessment, management has concluded that, as of December 31, 2010, the Corporation’s internal control over financial reporting, including controls over the preparation of regulatory financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) is effective based on the criteria established in Internal-Control Integrated Framework.
     Management’s assessment of the effectiveness of internal control over financial reporting, including controls over the preparation of regulatory financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C), as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report dated April 15, 2011.

/s/ Aurelio Alemán Aurelio Alemán
President and Chief Executive Officer
Date: April 15, 2011

/s/ Orlando Berges

Orlando Berges
Executive Vice President and Chief Financial Officer
Date: April 15, 2011

PricewaterhouseCoopers LLP
254 Muñoz Rivera Avenue
BBVA Tower, 9 th Floor
Hato Rey, PR 00918
Telephone (787) 754-9090
Facsimile (787) 766-1094
Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of First BanCorp
     In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of (loss) income, comprehensive (loss) income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of First BanCorp and its subsidiaries (the “Corporation”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Corporation’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
San Juan, Puerto Rico
April 15, 2011
CERTIFIED PUBLIC ACCOUNTANTS
(OF PUERTO RICO)
License No. 216 Expires Dec. 1, 2013
Stamp 2493832 of the P.R. Society of
Certified Public Accountants has been
affixed to the file copy of this report

FIRST BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except for share information)	December 31, 2010	December 31, 2009
ASSETS

Cash and due from banks	$254,723	$679,798

Money market investments:
Federal funds sold	6,236	1,140
Time deposits with other financial institutions	1,346	600
Other short-term investments	107,978	22,546

Total money market investments	115,560	24,286

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	1,344,873	3,021,028
Other investment securities	1,399,580	1,149,754

Total investment securities available for sale	2,744,453	4,170,782

Investment securities held to maturity, at amortized cost:
Securities pledged that can be repledged	239,553	400,925
Other investment securities	213,834	200,694

Total investment securities held to maturity, fair value of $476,516 (2009 - $621,584)	453,387	601,619

Other equity securities	55,932	69,930

Loans, net of allowance for loan and lease losses of $553,025 (2009 - $528,120)	11,102,411	13,400,331
Loans held for sale, at lower of cost or market	300,766	20,775

Total loans, net	11,403,177	13,421,106

Premises and equipment, net	209,014	197,965
Other real estate owned	84,897	69,304
Accrued interest receivable on loans and investments	59,061	79,867
Due from customers on acceptances	1,439	954
Other assets	211,434	312,837

Total assets	$15,593,077	$19,628,448

LIABILITIES

Deposits:
Non-interest-bearing deposits	$668,052	$697,022
Interest-bearing deposits	11,391,058	11,972,025

Total deposits	12,059,110	12,669,047

Loans payable	—	900,000
Securities sold under agreements to repurchase	1,400,000	3,076,631
Advances from the Federal Home Loan Bank (FHLB)	653,440	978,440
Notes payable (including $11,842 and $13,361 measured at fair value as of December 31, 2010 and December 31, 2009, respectively)	26,449	27,117
Other borrowings	231,959	231,959
Bank acceptances outstanding	1,439	954
Accounts payable and other liabilities	162,721	145,237

Total liabilities	14,535,118	18,029,385

Commitments and Contingencies (Note 28, 31 and 34)

STOCKHOLDERS’ EQUITY

Preferred stock, authorized 50,000,000 shares: issued 22,828,174 (2009 - 22,404,000 shares issued) aggregate liquidation value of $487,221 (2009 - $950,100)
Fixed Rate Cumulative Mandatorily Convertible Preferred Stock: issued and outstanding: 424,174 shares	361,962	—
Fixed Rate Cumulative Perpetual Preferred Stock: (2009 - issued and outstanding 400,000 shares)	—	378,408
Non-cumulative Perpetual Monthly Income Preferred Stock: issued 22,004,000 shares and outstanding 2,521,872 shares (2009 - issued and outstanding: 22,004,000 shares)	63,047	550,100
Common stock, $0.10 par value (December 31, 2009 - $1 par value), authorized 2,000,000,000 shares; issued 21,963,522 shares (December 31, 2009 - 250,000,000 shares authorized and 6,829,368 shares issued);	2,196	6,829
Less: Treasury stock (at par value)	(66)	(660)

Common stock outstanding, 21,303,669 shares outstanding (December 31, 2009 - 6,169,515 shares outstanding)	2,130	6,169

Additional paid-in capital	319,459	220,596
Legal surplus	299,006	299,006
(Accumulated deficit) retained earnings	(5,363)	118,291
Accumulated other comprehensive income, net of tax expense of $5,351 (December 31, 2009 - expense of $4,628)	17,718	26,493

Total stockholders’equity	1,057,959	1,599,063

Total liabilities and stockholders’ equity	$15,593,077	$19,628,448

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF (LOSS) INCOME

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)
Interest income:
Loans	$691,897	$741,535	$835,501
Investment securities	138,740	254,462	285,041
Money market investments	2,049	577	6,355

Total interest income	832,686	996,574	1,126,897

Interest expense:
Deposits	248,716	314,487	414,838
Loans payable	3,442	2,331	243
Federal funds purchased and securities sold under agreements to repurchase	83,031	114,651	133,690
Advances from FHLB	29,037	32,954	39,739
Notes payable and other borrowings	6,785	13,109	10,506

Total interest expense	371,011	477,532	599,016

Net interest income	461,675	519,042	527,881

Provision for loan and lease losses	634,587	579,858	190,948

Net interest (loss) income after provision for loan and lease losses	(172,912)	(60,816)	336,933

Non-interest income:
Other service charges on loans	7,224	6,830	6,309
Service charges on deposit accounts	13,419	13,307	12,895
Mortgage banking activities	13,615	8,605	3,273
Net gain on sale of investments	103,847	86,804	27,180
Other-than-temporary impairment losses on investment securities:
Total other-than-temporary impairment losses	(603)	(33,400)	(5,987)
Noncredit-related impairment portion on debt securities not expected to be sold (recognized in other comprehensive income)	(582)	31,742	—

Net impairment losses on investment securities	(1,185)	(1,658)	(5,987)
Rental income	—	1,346	2,246
Loss on early extinguishment of repurchase agreements	(47,405)	—	—
Other non-interest income	28,388	27,030	28,727

Total non-interest income	117,903	142,264	74,643

Non-interest expenses:
Employees’ compensation and benefits	121,126	132,734	141,853
Occupancy and equipment	59,494	62,335	61,818
Business promotion	12,332	14,158	17,565
Professional fees	21,287	15,217	15,809
Taxes, other than income taxes	14,228	15,847	16,989
Insurance and supervisory fees	67,274	45,605	15,990
Net loss on real estate owned (REO) operations	30,173	21,863	21,373
Other non-interest expenses	40,244	44,342	41,974

Total non-interest expenses	366,158	352,101	333,371

(Loss) income before income taxes	(421,167)	(270,653)	78,205
Income tax (expense) benefit	(103,141)	(4,534)	31,732

Net (loss) income	$(524,308)	$(275,187)	$109,937

Net (loss) income attributable to common stockholders	$(122,045)	$(322,075)	$69,661

Net (loss) income per common share:
Basic	$(10.79)	$(52.22)	$11.30

Diluted	$(10.79)	$(52.22)	$11.28

Dividends declared per common share	$—	$2.10	$4.20

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(524,308)	$(275,187)	$109,937

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	20,942	20,774	19,172
Amortization and impairment of core deposit intangible	2,557	7,386	3,603
Provision for loan and lease losses	634,587	579,858	190,948
Deferred income tax expense (benefit)	99,206	16,054	(38,853)
Stock-based compensation recognized	93	92	9
Gain on sale of investments, net	(103,847)	(86,804)	(27,180)
Loss on early extinguishment of repurchase agreements	47,405	—	—
Other-than-temporary impairments on investment securities	1,185	1,658	5,987
Derivative instruments and hedging activities gain	(302)	(15,745)	(26,425)
Net gain on sale of loans and impairments	(5,469)	(7,352)	(2,617)
Net amortization of premiums and discounts and deferred loan fees and costs	(2,063)	606	(1,083)
Net increase in mortgage loans held for sale	(11,229)	(21,208)	(6,194)
Amortization of broker placement fees	20,758	22,858	15,665
Net amortization (accretion) of premium and discounts on investment securities	7,230	5,221	(7,828)
Increase (decrease) in accrued income tax payable	4,243	(19,408)	(13,348)
Decrease in accrued interest receivable	20,806	18,699	9,611
Decrease in accrued interest payable	(8,174)	(24,194)	(31,030)
Decrease (increase) in other assets	20,261	28,609	(14,959)
Increase (decrease) in other liabilities	13,289	(8,668)	(9,501)

Total adjustments	761,478	518,436	65,977

Net cash provided by operating activities	237,170	243,249	175,914

Cash flows from investing activities:
Principal collected on loans	3,716,734	3,010,435	2,588,979
Loans originated	(2,729,787)	(4,429,644)	(3,796,234)
Purchases of loans	(155,593)	(190,431)	(419,068)
Proceeds from sale of loans	223,616	43,816	154,068
Proceeds from sale of repossessed assets	101,633	78,846	76,517
Purchases of servicing assets	—	—	(621)
Proceeds from sale of available-for-sale securities	2,358,101	1,946,434	679,955
Purchases of securities held to maturity	(8,475)	(8,460)	(8,540)
Purchases of securities available for sale	(2,762,929)	(2,781,394)	(3,468,093)
Proceeds from principal repayments and maturities of securities held to maturity	153,940	1,110,245	1,586,799
Proceeds from principal repayments and maturities of securities available for sale	2,128,897	880,384	332,419
Additions to premises and equipment	(31,991)	(40,271)	(32,830)
Proceeds from sale/redemption of other investment securities	10,668	4,032	9,474
Decrease (increase) in other equity securities	13,748	(5,785)	875
Net cash inflow on acquisition of business	—	—	5,154

Net cash provided by (used in) investing activities	3,018,562	(381,793)	(2,291,146)

Cash flows from financing activities:
Net (decrease) increase in deposits	(632,382)	(393,636)	1,924,312
Net (decrease) increase in loans payable	(900,000)	900,000	—
Net (repayments) proceeds and cancellation costs of securities sold under agreements to repurchase	(1,724,036)	(344,411)	326,396
Net FHLB advances paid	(325,000)	(82,000)	(42,560)
Dividends paid	—	(43,066)	(66,181)
Issuance of preferred stock and associated warrant	—	400,000	—
Exercise of stock options	—	—	53
Issuance costs of common stock issued in exchange for preferred stock Series A through E	(8,115)	—	—
Other financing activities	—	8	—

Net cash (used in) provided by financing activities	(3,589,533)	436,895	2,142,020

Net (decrease) increase in cash and cash equivalents	(333,801)	298,351	26,788

Cash and cash equivalents at beginning of year	704,084	405,733	378,945

Cash and cash equivalents at end of year	$370,283	$704,084	$405,733

Cash and cash equivalents include:
Cash and due from banks	$254,723	$679,798	$329,730
Money market instruments	115,560	24,286	76,003

	$370,283	$704,084	$405,733

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Year Ended December 31,
	2010	2009	2008
Preferred Stock:
Balance at beginning of year	$928,508	$550,100	$550,100
Issuance of preferred stock — Series F	—	400,000	—
Preferred stock discount — Series F	—	(25,820)	—
Accretion of preferred stock discount — Series F	2,567	4,228	—
Exchange of preferred stock- Series A through E	(487,053)	—	—
Exchange of preferred stock- Series F	(400,000)	—	—
Reversal of unaccreted preferred stock discount- Series F	19,025	—	—
Issuance of preferred stock — Series G	424,174	—	—
Preferred stock discount — Series G	(76,788)	—	—
Accretion of preferred stock discount — Series G	14,576	—	—

Balance at end of year	425,009	928,508	550,100

Common Stock outstanding:
Balance at beginning of year	6,169	6,169	92,504
Retroactive application of 1-for-15 reverse stock split	—	—	(86,337)
Restricted stock grants	—	—	2
Change in par value (from $1.00 to $0.10)	(5,552)	—	—
Common stock issued in exchange of Series A through E preferred stock	1,513	—	—

Balance at end of year	2,130	6,169	6,169

Additional Paid-In-Capital:
Balance at beginning of year	220,596	194,676	108,279
Retroactive application of 1-for-15 reverse stock split	—	—	86,337
Issuance of common stock warrants	—	25,820	—
Shares issued under stock option plan	—	—	53
Restricted stock grants	—	—	(2)
Stock-based compensation recognized	93	92	9
Fair value adjustment on amended common stock warrant	1,179	—	—
Common stock issued in exchange of Series A through E preferred stock	89,293	—	—
Issuance costs of common stock issued in exchange of Series A through E preferred stock	(8,115)	—	—
Reversal of issuance costs of Series A through E preferred stock exchanged	10,861	—	—
Change in par value (from $1.00 to $0.10)	5,552	—	—
Other	—	8	—

Balance at end of year	319,459	220,596	194,676

Legal Surplus:
Balance at beginning of year	299,006	299,006	286,049
Transfer from retained earnings	—	—	12,957

Balance at end of year	299,006	299,006	299,006

(Accumulated Deficit) Retained Earnings:
Balance at beginning of year	118,291	440,777	409,978
Net (loss) income	(524,308)	(275,187)	109,937
Cash dividends declared on common stock	—	(12,965)	(25,905)
Cash dividends declared on preferred stock	—	(30,106)	(40,276)
Accretion of preferred stock discount — Series F	(2,567)	(4,228)	—
Transfer to legal surplus	—	—	(12,957)
Stock dividend granted of Series F preferred stock	(24,174)	—	—
Reversal of unacreeted discount- Series F	(19,025)	—	—
Preferred Stock discount- Series G	76,788	—	—
Fair value adjustment on amended common stock warrant	(1,179)	—	—
Excess of carrying amount of Series A though E preferred stock exchanged over fair value of new shares of common stock	385,387	—	—
Accretion of preferred stock discount — Series G	(14,576)	—	—

Balance at end of year	(5,363)	118,291	440,777

Accumulated Other Comprehensive Income (Loss), net of tax:
Balance at beginning of year	26,493	57,389	(25,264)
Other comprehensive (loss) income, net of tax	(8,775)	(30,896)	82,653

Balance at end of year	17,718	26,493	57,389

Total stockholders’equity	$1,057,959	$1,599,063	$1,548,117

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Net (loss) income	$(524,308)	$(275,187)	$109,937

Unrealized losses on available-for-sale debt securities on which an other-than-temporary impairment has been recognized:
Noncredit-related impairment portion on debt securities not expected to be sold	(582)	(31,742)	—
Reclassification adjustment for other-than-temporary impairment on debt securities included in net income	582	1,270	—

All other unrealized gains and losses on available-for-sale securities:
All other unrealized holding gains arising during the period	85,276	85,871	95,316
Reclassification adjustments for net gain included in net income	(93,681)	(82,772)	(17,706)
Reclassification adjustments for other-than-temporary impairment on equity securities	353	388	5,987

Income tax expense related to items of other comprehensive income	(723)	(3,911)	(944)

Other comprehensive (loss) income for the year, net of tax	(8,775)	(30,896)	82,653

Total comprehensive (loss) income	$(533,083)	$(306,083)	$192,590

The accompanying notes are an integral part of these statements.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Nature of Business and Summary of Significant Accounting Policies
     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The following is a description of First BanCorp’s (“First BanCorp” or “the Corporation”) most significant policies:
Nature of business
     First BanCorp is a publicly-owned, Puerto Rico-chartered financial holding company that is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the “FED” or “Federal Reserve”). The Corporation is a full service provider of financial services and products with operations in Puerto Rico, the United States and the U.S. and British Virgin Islands.
     The Corporation provides a wide range of financial services for retail, commercial and institutional clients. As of December 31, 2010, the Corporation controlled two wholly-owned subsidiaries: FirstBank Puerto Rico (“FirstBank” or the “Bank”), and FirstBank Insurance Agency, Inc.(“FirstBank Insurance Agency”). FirstBank is a Puerto Rico-chartered commercial bank, and FirstBank Insurance Agency is a Puerto Rico-chartered insurance agency. FirstBank is subject to the supervision, examination and regulation of both the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (“OCIF”) and the Federal Deposit Insurance Corporation (the “FDIC”). Deposits are insured through the FDIC Deposit Insurance Fund. FirstBank also operates in the state of Florida, (USA), subject to regulation and examination by the Florida Office of Financial Regulation and the FDIC, in the U.S. Virgin Islands, subject to regulation and examination by the United States Virgin Islands Banking Board, and in the British Virgin Islands, subject to regulation by the British Virgin Islands Financial Services Commission.
     FirstBank Insurance Agency is subject to the supervision, examination and regulation of the Office of the Insurance Commissioner of the Commonwealth of Puerto Rico.
     FirstBank conducted its business through its main office located in San Juan, Puerto Rico, forty-eight full service banking branches in Puerto Rico, fourteen branches in the United States Virgin Islands (USVI) and British Virgin Islands (BVI) and ten branches in the state of Florida (USA). FirstBank had five wholly-owned subsidiaries with operations in Puerto Rico: First Federal Finance Corp. (d/b/a Money Express La Financiera), a finance company specializing in the origination of small loans with twenty-six offices in Puerto Rico; First Mortgage, Inc. (“First Mortgage”), a residential mortgage loan origination company with thirty-eight offices in FirstBank branches and at stand alone sites; First Management of Puerto Rico, a domestic corporation; FirstBank Puerto Rico Securities Corp, a broker-dealer subsidiary engaged in municipal bond underwriting and financial advisory services on structured financings principally provided to government entities in the Commonwealth of Puerto Rico; and FirstBank Overseas Corporation, an international banking entity organized under the International Banking Entity Act of Puerto Rico. FirstBank had three subsidiaries with operations outside of Puerto Rico: First Insurance Agency VI, Inc., an insurance agency with three offices that sells insurance products in the USVI; First Express, a finance company specializing in the origination of small loans with three offices in the USVI; and First Trade, Inc., which is inactive.
     On March 2, 2011 the Bank sold substantially all the assets of its Virgin Islands insurance subsidiary, First Insurance Agency VI, to Marshall and Sterling Insurance.
Capital and Liquidity
     The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Sustained weak economic conditions that have severely affected Puerto Rico and the United States over the last several years have adversely impacted First BanCorp’s and FirstBank’s results of operations and capital levels. The significant loss in 2010, primarily related to credit losses (including losses associated with adversely classified loans and non-performing loans transferred to held for sale), the increase in the deposit insurance premium expense and increases to the deferred tax asset valuation allowance continued to reduce the Corporation’s and the Bank’s capital levels during 2010. As of December 31, 2010, the Corporation’s Total Capital, Tier 1 Capital and Leverage ratios were 12.02%, 10.73% and 7.57%, respectively, down from 13.44%, 12.16% and 8.91%, respectively, as of December 31, 2009. Meanwhile, FirstBank’s Total Capital, Tier 1 Capital and Leverage ratios as of December 31, 2010 were 11.57%, 10.28% and 7.25%, respectively, down from 12.87%, 11.70% and 8.53%, respectively, as of December 31, 2009.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     As described in Note 21, Regulatory Matters, FirstBank is currently operating under a Consent Order ( the “FDIC Order”) with the FDIC and the OCIF and First BanCorp has entered into a Written Agreement (the “Written Agreement” and collectively with the Order the “Agreements”) with the Federal Reserve. The minimum capital ratios established by the FDIC Order for FirstBank are 8% for Leverage (Tier 1 Capital to Average Total Assets), 10% for Tier 1 Capital to Risk-Weighted Assets and 12% for Total Capital to Risk-Weighted Assets. The FDIC Order does not contain a specific date for achieving the minimum capital ratios.
     The Corporation submitted a Capital Plan to the FED and the FDIC in July 2010. The primary objective of this Capital Plan was to improve the Corporation’s capital structure in order to 1) enhance its ability to operate in the current economic environment, 2) be in a position to continue executing business strategies and return to profitability and 3) achieve certain minimum capital ratios set forth in the FDIC Order over time. The Corporation’s Capital Plan identified specific targeted Leverage, Tier 1 Capital to Risk-Weighted Assets and Total Capital to Risk-Weighted Assets ratios to be achieved by the Bank each calendar quarter until the capital levels required under the FDIC Order are achieved. In December, the Corporation agreed with the regulators to submit an updated Capital Plan (the “Updated Capital Plan”), as soon as the 2010 year-end financial results closing was completed, to incorporate the effect of the loan sale transaction (further discussed below-“reduction in construction loans”). The Updated Capital Plan was submitted to regulators in March 2011 as explained below. Although all of the regulatory capital ratios exceeded the minimum capital ratios for “well-capitalized” levels as of December 31, 2010, FirstBank cannot be treated as a “well capitalized” institution under regulatory guidance, while operating under the FDIC Order.
     The July 2010 Capital Plan sets forth the following capital restructuring initiatives as well as various deleveraging strategies:
1.	The issuance of shares of the Corporation’s common stock in exchange for the preferred stock held by the U.S. Treasury;

2.	The issuance of shares of the Corporation’s common stock in exchange for any and all of the Corporation’s outstanding Series A through E Preferred Stock; and

3.	A $500 million capital raise through the issuance of new common shares for cash.
     During 2010, the Corporation executed the following transactions as part of the implementation of its Capital Plan:
•	On July 20, 2010, the Corporation issued $424.2 million Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series G (the “Series G Preferred Stock”), in exchange of the $400 million of Fixed Rate Cumulative Perpetual Preferred Stock, Series F (the “Series F Preferred Stock”), that the U.S. Treasury had acquired pursuant to the TARP Capital Purchase Program, and dividends accrued on such stock. Under the terms of the new Series G Preferred Stock, the Corporation obtained a right to compel the conversion of the Series G Preferred Stock into shares of the Corporation’s common stock, provided that the Corporation meets a number of conditions, including the raising of equity capital in an amount acceptable to the US Treasury. The Corporation’s conversion right expired on April 7, 2011. The Corporation and the U.S. Treasury agreed on April 11, 2011 to extend the conversion right to October 7, 2011.

•	On August 30, 2010, the Corporation completed its offer to issue shares of its common stock in exchange for its outstanding Series A through E Preferred Stock (the “Exchange Offer”), which resulted in the issuance of 15,134,347 new shares of common stock in exchange for 19,482,128 shares of preferred stock with an aggregate liquidation amount of $487 million, or 89% of the outstanding Series A through E preferred stock.

•	On August 24, 2010, the Corporation obtained stockholders’ approval to increase the number of authorized shares of common stock from 750 million to 2 billion and decrease the par value of its common stock from $1.00 to $0.10 per share.
     These approvals and the issuance of common stock in exchange for Series A through E Preferred Stock satisfy all but one of the substantive conditions to the Corporation’s ability to compel the conversion of the U.S. Treasury’s 424,174 shares of the new Series G Preferred Stock. The other substantive condition to the Corporation’s ability to compel the conversion of the Series G Preferred Stock is the issuance of a minimum amount of additional capital, subject to terms, other than the price per share, reasonably acceptable to the U.S. Treasury in its sole discretion. During the fourth quarter of 2010, the U.S. Treasury agreed to a reduction in the amount of the capital raise required to satisfy the remaining substantive condition to compel the conversion of the Series G Preferred Stock into shares of common stock from the $500 million identified in the Capital Plan submitted to regulators in July 2010 to $350 million.
     The first two initiatives of the Capital Plan were designed to improve the Corporation’s tangible common equity and Tier 1 common to risk-weighted assets ratios, thus improving the Corporation’s ability to raise additional capital through a sale of its common stock, which is the last component of the Capital Plan. The completion of the Exchange Offer and the issuance of the Series G Preferred Stock to the U.S. Treasury resulted in improvements to the Corporation’s Tangible and Tier 1 common equity ratios to 3.80% and 5.01%, respectively, as of December 31, 2010, from 3.20% and 4.10%, respectively, as of December 31, 2009. The capital transactions completed during the third quarter of 2010 are further discussed in Note 23.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     During 2010, the Corporation also executed balance sheet repositioning strategies in order to strengthen its capital, ratios, including:
•	Reduction in the size of the loan portfolio — During 2010, the total loan portfolio decreased by $2.0 billion largely attributable to repayments and non-renewals of commercial loans with moderate to high risk weightings, such as credit facilities extended to the Puerto Rico government and/or political subdivisions, coupled with charge-offs of portions of loans deemed uncollectible or transferred to held for sale, and the sale of performing and non-performing loans during 2010. In addition, a reduced volume of loan originations contributed to this deleveraging strategy.

•	Reduction in construction loan portfolio - In order to improve- its risk profile, the Corporation entered into an agreement to sell loans and transferred during the fourth quarter of 2010 loans with an unpaid principal balance of $527 million and a book value of $447 million to held for sale. This transfer resulted in a loss of $102.9 million, which adversely affected the regulatory capital ratios, but the subsequent sale of substantially all of these loans on February 16, 2011 accelerated the reduction of the balance sheet and improved the Corporation’s risk profile by reducing the level of classified and non-performing assets and the concentration of construction and commercial mortgage loans, which have been the major cause for the Corporation’s higher loan losses over the past two years.

•	Sale of investment securities — Total investment securities decreased by $1.6 billion during 2010 driven by sales of $2.3 billion, mainly of U.S. agency mortgage-backed securities (“MBS”), including a transaction in which the Corporation sold $1.2 billion of MBS, combined with the early extinguishment of $1.0 billion of repurchase agreements as part of the Corporation’s balance sheet repositioning strategies.
     The Corporation is working to complete a capital raise to ensure that the projected level of regulatory capital can support its balance sheet over the long-term. As part of the Corporation’s capital raising efforts, the Corporation has been engaged in conversations with a number of entities, including private equity firms. The issuance of additional equity securities in the public markets and other capital management or business strategies could depress the market price of our common stock and result in the dilution of our common stockholders.
     In March 2011, the Corporation submitted the Updated Capital Plan to the regulators. The Updated Capital Plan contemplates the $350 million capital raise through the issuance of new common shares for cash, and other actions to further reduce the Corporation’s and the Bank’s risk-weighted assets, strengthen their capital positions and meet the minimum capital ratios required for the Bank under the FDIC Order. Among the strategies contemplated in the Updated Capital Plan are further reduction of the Corporation’s loan portfolio and investment portfolio. The Bank expects to be in compliance with the minimum capital ratios under the FDIC Order by June 30, 2011.
     If the Bank fails to achieve the capital ratios as provided in the FDIC Order, within 45 days of being out of compliance, the Bank would be required to increase capital in an amount sufficient to comply with the capital ratios set forth in the approved Capital Plan, or submit to the regulators a contingency plan for the sale, merger, or liquidation of the institution in the event the primary sources of capital are not available. Thereafter the FDIC would determine whether and when to initiate an acceptable contingency plan.
     Should the Corporation’s efforts to raise capital not be completed, the Corporation’s Updated Capital Plan includes other actions which could allow the Bank to attain the minimum capital ratios under the FDIC Order. The strategies incorporated into the Updated Capital Plan to meet the minimum capital ratios include the following:
          Strategies completed during the first quarter of 2011:
•	Sale of performing first lien residential mortgage loans — The Bank sold approximately $235 million in mortgage loans to another financial institution during February 2011. Proceeds were used to reduce funding sources.

•	Sale of investment securities — The Bank sold approximately $326 million in investment securities during March 2011. Proceeds were used, in part, to reduce funding and to support liquidity reserves.

•	The Corporation contributed $22 million of capital to the Bank during March 2011.
          Strategies completed or expected to be completed by June 30, 2011:
•	Sale of investment securities — The Bank sold approximately $268 million in investment securities on April 8, 2011.

•	Sale of performing first lien residential mortgage loans- The Bank has entered into a letter of intent to sell approximately $250 million in mortgage loans to another financial institution before June 30, 2011.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•	Sale of participation in commercial loans — The Bank has commenced negotiations to sell approximately $150 million in loan participations to other financial institutions by June 30, 2011.

•	The proceeds received from the above three transactions will be used to reduce funding sources.

•	Non-renewal of maturing government credit facilities of approximately $110 million by June 30, 2011.
     Upon the successful completion of these actions, when combined with the achievement of operating results in line with management’s current expectations, management expects that the Corporation and the Bank will attain the minimum capital ratios set forth in the Updated Capital Plan. However, no assurance can be given that the Corporation and the Bank will be able to achieve this.
     In the event the Corporation is unable to complete its capital raising efforts during 2011 and actual credit losses exceed amounts projected, the Updated Capital Plan includes additional actions designed to allow the Bank to maintain the minimum capital ratios for the foreseeable future, including the sale of additional assets.
     Both the Corporation and the Bank actively manage liquidity and cash flow needs. The Corporation does not have any unsecured debt, other than brokered certificates of deposit (“CDs”), maturing during 2011; additionally, it suspended common and preferred dividends to stockholders effective August 2009. As of December 31, 2010, the holding company had $42.4 million of cash and cash equivalents. Cash and cash equivalents at the Bank as of December 31, 2010 were approximately $370.3 million. The Bank has $100 million, $286 million and $7.7 million, in repurchase agreements, FHLB advances and notes payable, respectively, maturing in 2011. In addition, it had $6.3 billion in brokered CDs as of December 31, 2010, of which $3.0 billion mature during 2011. Liquidity at the Bank level is highly dependent on bank deposits, which fund 77.71% of the Bank’s assets (or 37.55% excluding brokered CDs). The Corporation has continued to issue brokered CDs pursuant to approvals received from the FDIC to renew or roll over certain amounts of brokered CDs through June 30, 2011. Management cannot be certain it will continue to obtain waivers from the restrictions to issue brokered CDs under the FDIC Order to meet its obligations and execute its business plans. As of December 31, 2010, the Bank held approximately $895 million of readily pledgeable or sellable investment securities. As previously noted above, the Bank plans to sell certain loans and investments in 2011 that would allow it to meet and maintain minimum capital ratios required by the FDIC Order. Based on current and expected liquidity needs and sources, management expects First BanCorp to be able to meet its obligations for a reasonable period of time. During 2010, the Corporation and the Bank suffered credit downgrades. The Corporation does not have any outstanding debt or derivative agreements that would be affected by the credit downgrades. Furthermore, given our non-reliance on corporate debt or other instruments directly linked in terms of pricing or volume to credit ratings, the liquidity of the Corporation so far has not been affected in any material way by the downgrades. The Corporation’s ability to access new non-deposit funding, however, could be adversely affected by these credit ratings and any additional downgrades.
     If unanticipated market factors emerge, such as a significant increase in the provision for loan and lease losses, or if the Corporation is unable to raise additional capital or complete identified capital preservation initiatives, successfully execute its strategic operating plans, issue a sufficient amount of brokered CDs or comply with the FDIC Order, its banking regulators could take further action, which could include actions that may have a material adverse effect on the Bank’s business, results of operations and financial position, including the appointment of a conservator or receiver.
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
Reclassifications
     For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2010 presentation. All share and per share amounts of common shares included in the consolidated financial statements have been adjusted to retroactively reflect the 1-for-15 reverse stock split effected January 7, 2011. Refer to Note 23 for additional information.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Securities purchased under agreements to resell
     The Corporation purchases securities under agreements to resell the same securities. The counterparty retains control over the securities acquired. Accordingly, amounts advanced under these agreements represent short-term loans and are reflected as assets in the statements of financial condition. The Corporation monitors the market value of the underlying securities as compared to the related receivable, including accrued interest, and requests additional collateral when deemed appropriate. As of December 31, 2010 and 2009, there were no securities purchased under agreements to resell outstanding.
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
     Trading — Securities that are bought and held principally for the purpose of selling them in the near term. These securities are carried at fair value, with unrealized gains and losses reported in earnings. As of December 31, 2010 and 2009, the Corporation did not hold investment securities for trading purposes.
     Available-for-sale — Securities not classified as held to maturity or trading. These securities are carried at fair value, with unrealized holding gains and losses, net of deferred tax, reported in other comprehensive income as a separate component of stockholders’ equity and do not affect earnings until realized or are deemed to be other-than-temporarily impaired.
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
     Premiums and discounts on investment securities are amortized as an adjustment to interest income on investments over the life of the related securities under the interest method. Net realized gains and losses and valuation adjustments considered other-than-temporary, if any, related to investment securities are determined using the specific identification method and are reported in non-interest income as net gain (loss) on sale of investments and net impairment losses on investment securities, respectively. Purchases and sales of securities are recognized on a trade-date basis.
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
     The Corporation evaluates if the impairment is other-than-temporary depending upon whether the portfolio consists of fixed income securities or equity securities as further described below. The Corporation employs a systematic methodology that considers all available evidence in evaluating a potential impairment of its investments.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Classes are usually disaggregations of a portfolio. For allowance for loan and lease losses purposes, the Corporation’s portfolios are: Commercial Mortgage, Construction, Commercial and Industrial, Residential Mortgages, and Consumer loans. The classes within the Residential Mortgage are residential mortgages guaranteed by government organization and other loans. The classes within the Consumer portfolio are: auto, finance leases and other consumer loans. Other consumer loans mainly include unsecured personal loans, home equity lines, lines of credits, and marine financing. The Construction, Commercial Mortgage and Commercial and Industrial are not further segmented into classes.
     Non-Performing and Past Due Loans — Loans on which the recognition of interest income has been discontinued are designated as non-performing. Loans are classified as non-performing when interest and principal have not been received for a period of 90 days or more, with the exception of FHA/VA and other guaranteed residential mortgages which continue to accrue interest. Any loan in any portfolio may be placed on non-performing status prior to the policies describe above when there are doubts about the potential to collect all of the principal based on collateral deficiencies or, in other situations, when collection of all of the principal or interest is not expected due to deterioration in the financial condition of the borrower. For all classes within the loan portfolios, when a loan is

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
placed on non-performing status, any accrued but uncollected interest income is reversed and charged against interest income. Interest income on non-performing loans is recognized only to the extent it is received in cash. However, where there is doubt regarding the ultimate collectability of loan principal, all cash thereafter received is applied to reduce the carrying value of such loans (i.e., the cost recovery method). Loans are restored to accrual status only when future payments of interest and principal are reasonably assured.
     Impaired Loans — A loan in any class is considered impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the loan agreement. The Corporation measures impairment individually for those loans in the Construction, Commercial Mortgage and Commercial and Industrial portfolios with a principal balance of $1 million or more, including loans for which a charge-off has been recorded based upon the fair value of the underlying collateral. The Corporation also evaluates for impairment purposes certain residential mortgage loans and home equity lines of credit with high delinquency and loan-to-value levels. Generally, consumer loans within any class are not individually evaluated on a regular basis for impairment except for impaired marine financing loans over $1 million and home equity lines with high delinquency and loan-to-value levels.
     Impaired loans also include loans that have been modified in troubled debt restructurings (“TDRs”) as a concession to borrowers experiencing financial difficulties. Troubled debt restructurings typically result from the Corporation’s loss mitigation activities or programs sponsored by the Federal Government and could include rate reductions, principal forgiveness, forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Troubled debt restructurings are generally reported as non-performing loans and restored to accrual status when there is reasonable assurance of repayment and the borrower has made payments over a sustained period, generally six months. However, a loan that has been formally restructured as to be reasonably assured of repayment and of performance according to its modified terms is not placed in non-performing status, provided the restructuring is supported by a current, well documented credit evaluation of the borrower’s financial condition taking into consideration sustained historical payment performance for a reasonable time prior to the restructuring.
     Interest income on impaired loans in any class is recognized based on the Corporation’s policy for recognizing interest on accrual and non-accrual loans.
     Loans that are past due 30 days or more as to principal or interest are considered delinquent, with the exception of the residential mortgage, commercial mortgage and construction portfolios that are considered past due when the borrower is in arrears 2 or more monthly payments.
     Charge-off of Uncollectible Loans — Loan and lease losses are charged-off and recoveries are credited to the allowance for loan and lease losses. Collateral dependent loans in the Construction, Commercial Mortgage and Commercial and Industrial loan portfolios are charged-off to their fair value when loans are considered impaired. Within the consumer loan portfolio, loans in the auto and finance leases classes are reserved at 120 days delinquent and charged-off to their estimated net realizable value when collateral deficiency is deemed uncollectible (i.e. when foreclosure is probable). Within the other consumer loans class, closed-end loans are charged-off when payments are 120 days in arrears and open-end (revolving credit) consumer loans are charged-off when payments are 180 days in arrears. Residential mortgage loans that are 120 days delinquent and with a loan to value higher than 60% are charged-off to its fair value. Any loan in any portfolio may be charged-off or written down to the fair value of the collateral prior to the policies described above if a loss confirming event occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, or receipt of an asset valuation indicating a collateral deficiency and that asset is the sole source of repayment.
Loans held for sale
     Loans held for sale are stated at the lower-of-cost-or-market. The amount by which cost exceeds market value in the aggregate portfolio of loans held for sale, if any, is accounted for as a valuation allowance with changes therein included in the determination of net income.
Allowance for loan and lease losses
     The Corporation maintains the allowance for loan and lease losses at a level considered adequate to absorb losses currently inherent in the loan and lease portfolio. The allowance for loan and lease losses provides for probable losses that have been identified with specific valuation allowances for individually evaluated impaired loans and for probable losses believed to be inherent in the loan portfolio that have not been specifically identified. The determination of the allowance for loan and lease losses requires significant estimates, including the timing and amounts of expected future cash flows on impaired loans, consideration of current economic conditions, and historical loss experience pertaining to the portfolios and pools of homogeneous loans, all of which may be susceptible to change.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The adequacy of the allowance for loan and lease losses is based on judgments related to the credit quality of the loan portfolio. These judgments consider on-going evaluations of the loan portfolio, including such factors as the economic risks associated to each loan class, the financial condition of specific borrowers, the level of delinquent loans, the value of nay collateral and, where applicable, the existence of any guarantees or other documented support. In addition, to the general economic conditions and other factors described above, additional factors also considered include: the impact of changes in the residential real estate value and the internal risk ratings assigned to the loan. Internal risk ratings are assigned to each business loan at the time of approval and are subject to subsequent periodic reviews by the Corporation’s senior management. The allowance for loan and lease losses is reviewed on a quarterly basis as part of the Corporation’s continued evaluation of its asset quality.
     The allowance for loan and lease losses is increased through a provision for credit losses that is charged to earnings, based on the quarterly evaluation of the factors previously mentioned, and is reduced by charge-offs, net of recoveries.
     The allowance for loan and lease losses consists of specific reserves related to specific valuations for loans considered to be impaired and general reserves. A specific valuation allowance is established for those loans in the Commercial Mortgage, Construction and Commercial and Industrial and Residential Mortgage loan portfolios classified as impaired, primarily when the collateral value of the loan (if the impaired loan is determined to be collateral dependent) or the present value of the expected future cash flows discounted at the loan’s effective rate is lower than the carrying amount of that loan. The specific valuation allowance is computed on commercial mortgage, construction, commercial and industrial, and real estate loans with individual principal balances of $1 million or more, TDRs which are individually evaluated, as well as smaller residential mortgage loans and home equity lines of credit considered impaired based on their delinquency and loan-to-value levels. When foreclosure is probable, the impairment measure is based on the fair value of the collateral. The fair value of the collateral is generally obtained from appraisals. Updated appraisals are obtained when the Corporation determines that loans are impaired and are generally updated annually thereafter. In addition, appraisals and/or broker price opinions are also obtained for residential mortgage loans based on specific characteristics such as delinquency levels, age of the appraisal, and loan-to-value ratios. The excess of the recorded investment in collateral dependent loans over the resulting fair value of the collateral is charged-off when deemed uncollectible. For residential mortgage loans, since the second quarter of 2010, the determination of reserves included the incorporation of updated loss factors applicable to loans expected to liquidate over the next twelve months considering the expected realization of similar asset values at disposition.
     For all other loans, which include, small, homogeneous loans, such as auto loans, all classes in the Consumer loans portfolio, residential mortgages in amounts under $1 million, and commercial and construction loans not considered impaired, the Corporation maintains a general valuation allowance. The risk category of these loans is based on the delinquency and the Corporation updates the factors used to compute the reserve factors on a quarterly basis. The general reserve is primarily determined by applying loss factors according to the loan type and assigned risk category (pass, special mention and substandard not impaired; all doubtful loans are considered impaired). The general reserve for consumer loans is based on factors such as delinquency trends, credit bureau score bands, portfolio type, geographical location, bankruptcy trends, recent market transactions, collateral values, and other environmental factors such as economic forecasts. The analyses of the residential mortgage pools are performed at the individual loan level and then aggregated to determine the expected loss ratio. The model applies risk-adjusted prepayment curves, default curves, and severity curves to each loan in the pool. The severity is affected by the expected house price scenario based on recent house price trends. Default curves are used in the model to determine expected delinquency levels. The risk-adjusted timing of liquidation and associated costs is used in the model and is risk-adjusted for the area in which the property is located (Puerto Rico, Florida, or Virgin Islands). For commercial loans, including construction loans, the general reserve is based on historical loss ratios, trends in non-accrual loans, loan type, risk-rating, geographical location, changes in collateral values for collateral dependent loans and macroeconomic data that correlates to portfolio performance for the geographical region. The methodology of accounting for all probable losses in loans not individually measured for impairment purposes is made in accordance with authoritative accounting guidance that requires that losses be accrued when they are probable of occurring and estimable.
Transfers and servicing of financial assets and extinguishment of liabilities
     After a transfer of financial assets that qualifies for sale accounting, the Corporation derecognizes the financial assets when control has been surrendered, and derecognizes liabilities when extinguished.
     The transfer of financial assets in which the Corporation surrenders control over the assets is accounted for as a sale to the extent that consideration other than beneficial interests is received in exchange. The criteria that must be met to determine that the control over transferred assets has been surrendered include: (1) the assets must be isolated from creditors of the transferor, (2) the transferee must obtain the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the transferor cannot maintain effective control over the transferred assets through an agreement to repurchase them

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
before their maturity. When the Corporation transfers financial assets and the transfer fails any one of the above criteria, the Corporation is prevented from derecognizing the transferred financial assets and the transaction is accounted for as a secured borrowing.
Servicing Assets
     The Corporation recognizes as separate assets the rights to service loans for others, whether those servicing assets are originated or purchased. The Corporation is actively involved in the securitization of pools of FHA-insured and VA-guaranteed mortgages for the issuance of GNMA mortgage-backed securities. Also, certain conventional conforming-loans are sold to FNMA or FHLMC with servicing retained. When the Corporation securitizes or sells mortgage loans, it recognizes any retained interest, based on its fair value.
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
     Considerable judgment is required to determine the fair value of the Corporation’s servicing assets. Unlike highly liquid investments, the market value of servicing assets cannot be readily determined because these assets are not actively traded in securities markets. The initial carrying value of the servicing assets is generally determined based on its fair value. The fair value of the MSRs is determined based on a combination of market information on trading activity (MSR trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Corporation’s MSRs incorporates two sets of assumptions: (1) market derived assumptions for discount rates, servicing costs, escrow earnings rates, floating earnings rates and the cost of funds and (2) market assumptions calibrated to the Company’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties.
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

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Goodwill
     The Corporation evaluates goodwill for impairment on an annual basis, generally during the fourth quarter, or more often if events or circumstances indicate there may be an impairment. During 2010, the Corporation determined that it was in its best interest to move the annual evaluation date to an earlier date within the fourth quarter; therefore, the Corporation evaluated goodwill for impairment as of October 1, 2010. The change in date provided room for improvement to the testing structure and coordination and was performed in conjunction with the Corporation’s annual budgeting process. Goodwill impairment testing is performed at the segment (or “reporting unit”) level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill. The Corporation’s goodwill is mainly related to the acquisition of FirstBank Florida in 2005.
     The goodwill impairment analysis is a two-step process. The first step (“Step 1”) involves a comparison of the estimated fair value of the reporting unit to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired. If the carrying value exceeds the estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of the impairment.
     The second step (“Step 2”) involves calculating an implied fair value of the goodwill for each reporting unit for which the first step indicated a potential impairment. The implied fair value of goodwill is determined in a manner similar to the calculation of the amount of goodwill in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.
     In determining the fair value of a reporting unit, which is based on the nature of the business and reporting unit’s current and expected financial performance, the Corporation uses a combination of methods, including market price multiples of comparable companies, as well as a discounted cash flow analysis (“DCF”). The Corporation evaluates the results obtained under each valuation methodology to identify and understand the key value drivers in order to ascertain that the results obtained are reasonable and appropriate under the circumstances.
     The computations require management to make estimates and assumptions. Critical assumptions that are used as part of these evaluations include:
•	a selection of comparable publicly traded companies, based on the nature of the business, location and size;

•	the discount rate applied to future earnings, based on an estimate of the cost of equity;

•	the potential future earnings of the reporting unit; and

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•	the market growth and new business assumptions.
     For purposes of the market comparable approach, valuation was determined by calculating median price to book value and price to tangible equity multiples of the comparable companies and applying these multiples to the reporting unit to derive an implied value of equity.
     For purposes of the DCF analysis approach, the valuation is based on estimated future cash flows. The financial projections used in the DCF analysis for the reporting unit are based on the most recent available (as of the valuation date). The growth assumptions included in these projections are based on management’s expectations of the reporting unit’s financial prospects as well as particular plans for the entity (i.e. restructuring plans). The cost of equity was estimated using the capital asset pricing model (CAPM) using comparable companies, an equity risk premium, the rate of return of a “riskless” asset, and a size premium. The discount rate was estimated to be 14.3 percent. The resulting discount rate was analyzed in terms of reasonability given current market conditions.
     The Step 1 evaluation of goodwill allocated to the Florida reporting unit, which is one level below the United States business segment, indicated potential impairment of goodwill. The Step 1 fair value for the unit under both valuation approaches (market and DCF) was below the carrying amount of its equity book value as of the valuation date (October 1), requiring the completion of Step 2. In accordance with accounting standards, the Corporation performed a valuation of all assets and liabilities of the Florida unit, including any recognized and unrecognized intangible assets, to determine the fair value of net assets. To complete Step 2, the Corporation subtracted from the unit’s Step 1 fair value the determined fair value of the net assets to arrive at the implied fair value of goodwill. The results of the Step 2 analysis indicated that the implied fair value of goodwill of $39.3 million exceeded the goodwill carrying value of $27 million, resulting in no goodwill impairment. The analysis of results for Step 2 indicated that the reduction in the fair value of the reporting unit was mainly attributable to the deteriorated fair value of the loan portfolios and not the fair value of the reporting unit as going concern. The discount in the loan portfolios is mainly attributable to market participants’ expected rates of returns, which affected the market discount on the Florida commercial mortgage and residential mortgage portfolios. The fair value of the loan portfolio determined for the Florida reporting unit represented a discount of $113 million.
     The reduction in the Florida unit Step 1 fair value was offset by a reduction in the fair value of its net assets, resulting in an implied fair value of goodwill that exceeded the recorded book value of goodwill. If the Step 1 fair value of the Florida unit declines further without a corresponding decrease in the fair value of its net assets or if loan discounts improve without a corresponding increase in the Step 1 fair value, the Corporation may be required to record a goodwill impairment charge. The Corporation engaged a third-party valuator to assist management in the annual evaluation of the Florida unit goodwill (including Step 1 and Step 2), including the valuation of loan portfolios as of the October 1 valuation date. In reaching its conclusion on impairment, management discussed with the valuator the methodologies, assumptions and results supporting the relevant values for the goodwill and determined that they were reasonable.
     The goodwill impairment evaluation process requires the Corporation to make estimates and assumptions with regards to the fair value of the reporting units. Actual values may differ significantly from these estimates. Such differences could result in future impairment of goodwill that would, in turn, negatively impact the Corporation’s results of operations and the profitability of the reporting unit where goodwill is recorded.
     Goodwill was not impaired as of December 31, 2010 or 2009, nor was any goodwill written-off due to impairment during 2010, 2009 and 2008.
     Other Intangibles
     Definite life intangibles, mainly core deposits, are amortized over their estimated lives, generally on a straight-line basis, and are reviewed periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.
     The Corporation performed impairment tests for the year ended December 31, 2010 and determined that no impairment was needed to be recognized for other intangible assets. As a result of an impairment evaluation of core deposit intangibles, there was an impairment charge of $4.0 million recorded in 2009 related to core deposits of FirstBank Florida attributable to decreases in the base of acquired core deposits. For further disclosures, refer to Note 12 to the consolidated financial statements.
Securities sold under agreements to repurchase

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Income taxes
     The Corporation uses the asset and liability method for the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns. Deferred income tax assets and liabilities are determined for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The computation is based on enacted tax laws and rates applicable to periods in which the temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. In making such assessment, significant weight is given to evidence that can be objectively verified, including both positive and negative evidence. The authoritative guidance for accounting for income taxes requires the consideration of all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years and tax planning strategies. In estimating taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance, and recognizes tax benefits only when deemed probable. Refer to Note 28 to the consolidated financial statements for additional information.
     Under the authoritative accounting guidance, income tax benefits are recognized and measured upon a two-step model: 1) a tax position must be more likely than not to be sustained based solely on its technical merits in order to be recognized, and 2) the benefit is measured as the largest dollar amount of that position that is more likely than not to be sustained upon settlement. The difference between the benefit recognized in accordance with this model and the tax benefit claimed on a tax return is referred to as an Unrecognized Tax Benefit (“UTB”). The Corporation classifies interest and penalties, if any, related to UTBs as components of income tax expense. Refer to Note 28 for required disclosures and further information.
Treasury stock
     The Corporation accounts for treasury stock at par value. Under this method, the treasury stock account is increased by the par value of each share of common stock reacquired. Any excess paid per share over the par value is debited to additional paid-in capital for the amount per share that was originally credited. Any remaining excess is charged to retained earnings.
Stock-based compensation
     Compensation cost is recognized in the financial statements for all share-based payments grants. Between 1997 and 2007, the Corporation had a stock option plan (“the 1997 stock option plan”) covering eligible employees. On January 21, 2007, the 1997 stock option plan expired; all outstanding awards grants under this plan continue to be in full force and effect, subject to their original terms. No awards for shares could be granted under the 1997 stock option plan as of its expiration.
     On April 29, 2008, the Corporation’s stockholders approved the First BanCorp 2008 Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards. On December 1, 2008, the Corporation granted 2,412 shares of restricted stock under the Omnibus Plan to the Corporation’s independent directors, of which 268 were forfeited in 2009. Shares of restricted stock are measured based on the fair market values of the underlying stock at the grant dates. The restrictions on such restricted stock award will lapse ratably on an annual basis over a three-year period and 1,424 shares of restricted stock have vested as of December 31, 2010.
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

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expense previously recognized on the forfeited awards is reversed in the period of the forfeiture. For additional information regarding the Corporation’s equity-based compensation refer to Note 22.
Comprehensive income
     Comprehensive income for First BanCorp includes net income and the unrealized gain (loss) on available-for-sale securities, net of estimated tax effect.
Segment Information
     The Corporation reports financial and descriptive information about its reportable segments (see Note 34). Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. The Corporation’s management determined that the segregation that best fulfills the segment definition described above is by lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of December 31, 2010, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations and Virgin Islands Operations. Refer to Note 33 for additional information.
Derivative financial instruments
     As part of the Corporation’s overall interest rate risk management, the Corporation utilizes derivative instruments, including interest rate swaps, interest rate caps and options to manage interest rate risk. All derivative instruments are measured and recognized on the consolidated statements of financial condition at their fair value. On the date the derivative instrument contract is entered into, the Corporation may designate the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge) or (3) as a “standalone” derivative instrument, including economic hedges that the Corporation has not formally documented as a fair value or cash flow hedge. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that is attributable to the hedged risk (including gains or losses on firm commitments), are recorded in current-period earnings as interest income or interest expense depending upon whether an asset or liability is being hedged. Similarly, the changes in the fair value of standalone derivative instruments or derivatives not qualifying or designated for hedge accounting are reported in current-period earnings as interest income or interest expense depending upon whether an asset or liability is being economically hedged. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash-flow hedge, if any, are recorded in other comprehensive income in the stockholders’ equity section of the consolidated statements of financial condition until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). As of December 31, 2010 and 2009, all derivatives held by the Corporation were considered economic undesignated hedges recorded at fair value with the resulting gain or loss recognized in current period earnings.
     Prior to entering into an accounting hedge transaction or designating a hedge, the Corporation formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for undertaking the hedge transaction. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges, if any, to specific assets and liabilities on the statements of financial condition or to specific firm commitments or forecasted transactions along with a formal assessment at both inception of the hedge and on an ongoing basis as to the effectiveness of the derivative instrument in offsetting changes in fair values or cash flows of the hedged item. The Corporation discontinues hedge accounting prospectively when management determines that the derivative is not effective or will no longer be effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires, is sold, or terminated, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability as a yield adjustment.
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

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The FASB authoritative guidance for fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Three levels of inputs may be used to measure fair value:

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
     The following is a description of the valuation methodologies used for instruments measured at fair value:
Medium-Term Notes (Level 2 inputs)
     The fair value of medium-term notes is determined using a discounted cash flow analysis over the full term of the borrowings. This valuation uses the “Hull-White Interest Rate Tree” approach, an industry standard approach for valuing instruments with interest call options, to value the option components of the term notes. The model assumes that the embedded options are exercised economically. The fair value of medium-term notes is computed using the notional amount outstanding. The discount rates used in the valuations are based on US dollar LIBOR and swap rates. At-the-money implied swaption volatility term structure (volatility by time to maturity) is used to calibrate the model to current market prices and value the cancellation option in the term notes. For the medium-term notes, the credit risk is measured using the difference in yield curves between swap rates and a yield curve that considers the industry and credit rating of the Corporation as issuer of the note at a tenor comparable to the time to maturity of the note and option.
Callable Brokered CDs (Level 2 inputs)
     In the past, the Corporation also measured at fair value certain callable brokered CDs. All of the brokered CDs measured at fair value were called during 2009. The fair value of callable brokered CDs, which were included within deposits and elected to be measured at fair value, was determined using discounted cash flow analyses over the full term of the CDs. The valuation also used a “Hull-White Interest Rate Tree” approach. The fair value of the CDs was computed using the outstanding principal amount. The discount rates used were based on US dollar LIBOR and swap rates. At-the-money implied swaption volatility term structure (volatility by time to maturity) was used to calibrate the model to then current market prices and value the cancellation option in the deposits. The fair value did not incorporate the risk of nonperformance, since the callable brokered CDs were participated out by brokers in shares of less than $100,000 and insured by the FDIC.
Investment Securities
     The fair value of investment securities is the market value based on quoted market prices (as is the case with equity securities, U.S. Treasury Notes and non-callable U.S. Agency debt securities), when available, or market prices for identical or comparable assets (as is the case with MBSs and callable U.S. agency debt) that are based on observable market parameters including benchmark yields, reported trades, quotes from brokers or dealers, issuer spreads, bids, offers and reference data, including market research operations.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Observable prices in the market already consider the risk of nonperformance. If listed prices or quotes are not available, fair value is based upon models that use unobservable inputs due to the limited market activity of the instrument (Level 3), as is the case with certain private label MBS held by the Corporation. Unlike U.S. agency MBS, the fair value of these private label securities cannot be readily determined because they are not actively traded in securities markets. Significant inputs used for fair value determination consist of specific characteristics such as information used in the prepayment model, which follows the amortizing schedule of the underlying loans, which is an unobservable input.
     Private label MBS are collateralized by fixed-rate mortgages on single-family residential properties in the United States and the interest rate is variable, tied to 3-month LIBOR and limited to the weighted-average coupon of the underlying collateral. The market valuation represents the estimated net cash flows over the projected life of the pool of underlying assets applying a discount rate that reflects market observed floating spreads over LIBOR, with a widening spread bias on a non-rated security. The market valuation is derived from a model that utilizes relevant assumptions such as prepayment rate, default rate, and loss severity on a loan level basis. The Corporation modeled the cash flow from the fixed-rate mortgage collateral using a static cash flow analysis according to collateral attributes of the underlying mortgage pool (i.e. loan term, current balance, note rate, rate adjustment type, rate adjustment frequency, rate caps, others) in combination with prepayment forecasts obtained from a commercially available prepayment model (ADCO). The variable cash flow of the security is modeled using the 3-month LIBOR forward curve. Loss assumptions were driven by the combination of default and loss severity estimates, taking into account loan credit characteristics (loan-to-value, state, origination date, property type, occupancy loan purpose, documentation type, debt-to-income ratio, other) to provide an estimate of default and loss severity. Refer to Note 4 for additional information about assumptions used in the valuation of private label MBS.
Derivative Instruments
     The fair value of most of the derivative instruments is based on observable market parameters and takes into consideration the credit risk component of paying counterparties when appropriate, except when collateral is pledged. That is, on interest rate swaps, the credit risk of both counterparties is included in the valuation; and on options and caps, only the seller’s credit risk is considered. The “Hull-White Interest Rate Tree” approach is used to value the option components of derivative instruments, and discounting of the cash flows is performed using US dollar LIBOR-based discount rates or yield curves that account for the industry sector and the credit rating of the counterparty and/or the Corporation. Derivatives include interest rate swaps used for protection against rising interest rates and, prior to June 30, 2009, included interest rate swaps to economically hedge brokered CDs and medium-term notes. For these interest rate swaps, a credit component is not considered in the valuation since the Corporation fully collateralizes with investment securities any mark-to-market loss with the counterparty and, if there were market gains, the counterparty had to deliver collateral to the Corporation.
     Certain derivatives with limited market activity, as is the case with derivative instruments named as “reference caps,” were valued using models that consider unobservable market parameters (Level 3). Reference caps were used mainly to hedge interest rate risk inherent in private label MBS, thus were tied to the notional amount of the underlying fixed-rate mortgage loans originated in the United States. The counterparty to these derivative instruments failed on April 30, 2010. The Corporation currently has a claim with the FDIC and the exposure to fair value of $3.0 million was recorded as an accounts receivable. In the past, significant inputs used for fair value determination consisted of specific characteristics such as information used in the prepayment model which follow the amortizing schedule of the underlying loans, which was an unobservable input. The valuation model used the Black formula, which is a benchmark standard in the financial industry. The Black formula is similar to the Black-Scholes formula for valuing stock options except that the spot price of the underlying is replaced by the forward price. The Black formula uses as inputs the strike price of the cap, forward LIBOR rates, volatility estimates and discount rates to estimate the option value. LIBOR rates and swap rates are obtained from Bloomberg L.P. (“Bloomberg”) every day and are used to build a zero coupon curve based on the Bloomberg LIBOR/Swap curve. The discount factor is then calculated from the zero coupon curve. The cap is the sum of all caplets. For each caplet, the rate is reset at the beginning of each reporting period and payments are made at the end of each period. The cash flow of the caplet is then discounted from each payment date.
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

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Advertising costs
     Advertising costs for all reporting periods are expensed as incurred.
Earnings per common share
     Earnings per share-basic is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of outstanding common shares. Net income (loss) attributable to common stockholders represents net income (loss) adjusted for preferred stock dividends including dividends declared, and cumulative dividends related to the current dividend period that have not been declared as of the end of the period, and the accretion of discounts on preferred stock issuances. For 2010, the net income (loss) attributable to common stockholders also includes the one-time effect of the issuance of common stock in exchange for shares of the Series A through E preferred stock and the issuance of the new Series G Preferred Stock. These transactions are further discussed in Note 23. The computation of earnings per share-diluted is similar to the computation of earnings per share-basic except that the number of weighted average common shares is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.
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
     The Series G Preferred Stock is included in the calculation of earnings per share, as all shares are assumed converted at the time of issuance of the Series G Preferred Stock, under the if converted method. The amount of potential common shares is obtained based on the most advantageous conversion rate from the standpoint of the security holder and assuming the Corporation will not be able to compel conversion until the seven-year anniversary, at which date the conversion price would be based on the Corporation’s stock price in the open market and conversion would be based on the full liquidation value of $1,000 per share.
Recently issued accounting pronouncements
     The FASB has issued the following accounting pronouncements and guidance relevant to the Corporation’s operations:
     In June 2009, the FASB amended the existing guidance on the accounting for transfers of financial assets to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets. This guidance was effective as of the beginning of each reporting entity’s first annual reporting period that began after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Subsequently in December 2009, the FASB amended the existing guidance issued in June 2009. Among the most significant changes and additions to this guidance are changes to the conditions for sales of a financial asset based on whether a transferor and its consolidated affiliates included in the financial statements have surrendered control over the transferred financial asset or third party beneficial interest; and the addition of the term participating interest, which represents a proportionate (pro rata) ownership interest in an entire financial asset. The Corporation adopted the guidance with no material impact on its financial statements.
     In June 2009, the FASB amended the existing guidance on the consolidation of variable interests to improve financial reporting by enterprises involved with variable interest entities and address (i) the effects of the elimination of the qualifying special-purpose entity concept in the accounting for transfer of financial assets guidance, and (ii) constituent concerns about the application of certain key provisions of the guidance, including those in which the accounting and disclosures do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This guidance was effective as of the beginning of each reporting entity’s first annual reporting period that began after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Subsequently in December 2009, the FASB amended the existing guidance issued in June 2009. Among the most significant changes and additions to the guidance is the replacement of the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The Corporation adopted the guidance with no material impact on its financial statements.
     In January 2010, the FASB updated the Accounting Standards Codification (“Codification”) to provide guidance to improve disclosure requirements related to fair value measurements and require reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. Currently, entities are only required to disclose activity in Level 3 measurements in the fair-value hierarchy on a net basis. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. Entities are required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair-value hierarchy and the reasons for the transfers. Significance will be determined based on earnings and total assets or total liabilities or, when changes in fair value are recognized in other comprehensive income, based on total equity. A reporting entity must disclose and consistently follow its policy for determining when transfers between levels are recognized. Acceptable methods for determining when to recognize transfers include: (i) actual date of the event or change in circumstances causing the transfer; (ii) beginning of the reporting period; and (iii) end of the reporting period. The guidance requires disclosure of fair-value measurements by “class” instead of “major category.” A class is generally a subset of assets and liabilities within a financial statement line item and is based on the specific nature and risks of the assets and liabilities and their classification in the fair-value hierarchy. When determining classes, reporting entities must also consider the level of disaggregated information required by other applicable GAAP. For fair-value measurements using significant observable inputs (Level 2) or significant unobservable inputs (Level 3), this guidance requires reporting entities to disclose the valuation technique and the inputs used in determining fair value for each class of assets and liabilities. If the valuation technique has changed in the reporting period (e.g., from a market approach to an income approach) or if an additional valuation technique is used, entities are required to disclose the change and the reason for making the change. Except for the detailed Level 3 roll forward disclosures, the guidance is effective for annual and interim reporting periods beginning after December 15, 2009 (first quarter of 2010 for public companies with calendar year-ends). The new disclosures about purchases, sales, issuances, and settlements in the roll forward activity for Level 3 fair value measurements are effective for interim and annual reporting periods beginning after December 15, 2010 (first quarter of 2011 for public companies with calendar year-ends). Early adoption is permitted. In the initial adoption period, entities are not required to include disclosures for previous comparative periods; however, comparative disclosures will be required for periods ending after initial adoption. The Corporation adopted the guidance in the first quarter of 2010 and the required disclosures are presented in Note 29 — Fair Value.
     In February 2010, the FASB updated the Codification to provide guidance to improve disclosure requirements related to the recognition and disclosure of subsequent events. The amendment establishes that an entity that either (a) is an SEC filer or (b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. Also, the scope of the reissuance disclosure requirements has been refined to include revised financial statements only. Revised financial statements include financial statements revised either as a result of the correction of an error or retrospective application of GAAP. The guidance in this update was effective on the date of issuance in February. The Corporation has adopted this guidance; refer to Note 36 — Subsequent events.
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

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In March 2010, the FASB updated the Codification to provide clarification on the scope exception related to embedded credit derivatives related to the transfer of credit risk in the form of subordination of one financial instrument to another. The transfer of credit risk that is only in the form of subordination of one financial instrument to another (thereby redistributing credit risk) is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting. The amendments address how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed under this guidance. The Corporation may elect the fair value option for any investment in a beneficial interest in a securitized financial asset. The guidance was effective for the first fiscal quarter beginning after June 15, 2010. The adoption of this guidance did not have an impact in the Corporation’s consolidated financial statements.
     In April 2010, the FASB updated the Codification to provide guidance on the effects of a loan modification when a loan is part of a pool that is accounted for as a single asset. Modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments in this Update were effective for modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are applied prospectively and early application was permitted. The adoption of this guidance did not have an impact in the Corporation’s consolidated financial statements.
     In July 2010, the FASB updated the Codification to expand the disclosure requirements regarding credit quality of financing receivables and the allowance for credit losses. The objectives of the enhanced disclosures are to provide information that will enable readers of financial statements to understand the nature of credit risk in a company’s financing receivables, how that risk is analyzed in determining the related allowance for credit losses and changes to the allowance during the reporting period. An entity should provide disclosures on a disaggregated basis for portfolio segments and classes of financing receivable. The amendments in this Update are effective for both interim and annual reporting periods ending after December 15, 2010, except that, in January 2011, the FASB temporarily delayed the effective date of the disclosures about troubled debt restructurings for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Corporation has adopted this guidance; refer to Note 8.
     In December 2010, the FASB updated the Codification to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. As a result, current GAAP will be improved by eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. As a result, goodwill impairments may be reported sooner than under current practice. The objective of this Update is to address questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the test is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero. As a result of that conclusion, some constituents raised concerns that Step 2 of the test is not performed despite factors indicating that goodwill may be impaired. The amendments in this Update do not provide guidance on how to determine the carrying amount or measure the fair value of the reporting unit. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this guidance is not expected to have an impact on the Corporation’s financial statements.
     In December 2010, the FASB updated the Codification to clarify required disclosures of supplementary pro forma information for business combinations. The amendments specify that, if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual period only. Additionally, the Update expands disclosures to include a description of the nature and amount of material nonrecurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings. This guidance is effective for reporting periods beginning after December 15, 2010; early adoption is permitted. The Corporation adopted this guidance with no impact on the financial statements.
Note 2 — Restrictions on Cash and Due from Banks
     The Corporation’s bank subsidiary, FirstBank, is required by law to maintain minimum average weekly reserve balances to cover demand deposits. The amount of those minimum average reserve balances for the week that covered December 31, 2010 was

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$67.8 million (2009 — $91.3 million). As of December 31, 2010 and 2009, the Bank complied with the requirement. Cash and due from banks as well as other short-term, highly liquid securities are used to cover the required average reserve balances.
     As of December 31, 2010, and as required by the Puerto Rico International Banking Law, the Corporation maintained $300,000 in time deposits, which were considered restricted assets related to FirstBank Overseas Corporation, an international banking entity acting as a subsidiary of FirstBank.
Note 3 — Money Market Investments
     Money market investments are composed of federal funds sold, time deposits with other financial institutions and short-term investments with original maturities of three months or less.
     Money market investments as of December 31, 2010 and 2009 were as follows:

	2010	2009
	Balance
	(Dollars in thousands)
Federal funds sold, interest rate of 0.12% (2009 - 0.01%)	$6,236	$1,140
Time deposits with other financial institutions, weighted-average interest rate 0.62% (2009-interest 0.24%)	1,346	600
Other short-term investments, weighted-average interest rate of 0.34% (2009-weighted-average interest rate of 0.18%)	107,978	22,546

	$115,560	$24,286

     As of December 31, 2010 and 2009, $0.45 million and $0.95 million, respectively, of the Corporation’s money market investments was pledged as collateral for interest rate swaps.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4 — Investment Securities
Investment Securities Available for Sale
     The amortized cost, non-credit loss component of OTTI on securities recorded in other comprehensive income (“OCI”), gross unrealized gains and losses recorded in OCI, approximate fair value, weighted-average yield and contractual maturities of investment securities available for sale as of December 31, 2010 and 2009 were as follows:

	December 31, 2010						December 31, 2009
		Non-Credit						Non-Credit
		Loss Component	Gross			Weighted		Loss Component	Gross			Weighted
	Amortized	of OTTI	Unrealized		Fair	average	Amortized	of OTTI	Unrealized		Fair	average
	cost	Recorded in OCI	gains	losses	value	yield%	cost	Recorded in OCI	gains	losses	value	yield%
	(Dollars in thousands)
U.S. Treasury securities:
After 1 to 5 years	$599,987	$—	$8,727	$—	$608,714	1.34	$—	$—	$—	$—	$—	—

Obligations of U.S. Government sponsored agencies:
After 1 to 5 years	604,630	—	2,714	3,991	603,353	1.17	1,139,577	—	5,562	—	1,145,139	2.12

Puerto Rico Government obligations:
Due within one year	—	—	—	—	—	—	12,016	—	1	28	11,989	1.82
After 1 to 5 years	26,768	—	522	—	27,290	4.70	113,232	—	302	47	113,487	5.40
After 5 to 10 years	104,352	—	432	—	104,784	5.18	6,992	—	328	90	7,230	5.88
After 10 years	4,746	—	21	—	4,767	6.22	3,529	—	91	—	3,620	5.42

United States and Puerto Rico Government obligations	1,340,483	—	12,416	3,991	1,348,908	1.65	1,275,346	—	6,284	165	1,281,465	2.44

Mortgage-backed securities:
FHLMC certificates:
After 1 to 5 years	—	—	—	—	—	—	30	—	—	—	30	5.54
After 10 years	1,716	—	101	—	1,817	5.00	705,818	—	18,388	1,987	722,219	4.66

	1,716	—	101	—	1,817	5.00	705,848	—	18,388	1,987	722,249	4.66

GNMA certificates:
Due within one year	30	—	—	—	30	6.49	—	—	—	—	—	—
After 1 to 5 years	—	—	—	—	—	—	69	—	3	—	72	6.56
After 5 to 10 years	1,319	—	74	—	1,393	4.80	808	—	39	—	847	5.47
After 10 years	962,246	—	31,105	3,396	989,955	4.25	407,565	—	10,808	980	417,393	5.12

	963,595	—	31,179	3,396	991,378	4.25	408,442	—	10,850	980	418,312	5.12

FNMA certificates:
After 5 to 10 years	75,547	—	3,987	—	79,534	4.50	101,781	—	3,716	91	105,406	4.55
After 10 years	126,847	—	8,678	—	135,525	5.51	1,374,533	—	30,629	2,776	1,402,386	4.51

	202,394	—	12,665	—	215,059	5.13	1,476,314	—	34,345	2,867	1,507,792	4.51

Collateralized Mortgage Obligations issued or guaranteed by FHLMC, FNMA and GNMA:
After 10 years	112,989	—	1,926	—	114,915	0.99	156,086	—	633	412	156,307	0.99

Other mortgage pass-through trust certificates:
After 10 years	100,130	27,814	1	—	72,317	2.31	117,198	32,846	2	—	84,354	2.30

Total mortgage-backed securities	1,380,824	27,814	45,872	3,396	1,395,486	3.97	2,863,888	32,846	64,218	6,246	2,889,014	4.35

Equity securities (without contractual maturity) (1)	77	—	—	18	59	—	427	—	81	205	303	—

Total investment securities available for sale	$2,721,384	$27,814	$58,288	$7,405	$2,744,453	2.83	$4,139,661	$32,846	$70,583	$6,616	$4,170,782	3.76

(1)	Represents common shares of other financial institutions in Puerto Rico.
     Maturities of mortgage-backed securities are based on contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options as was the case with approximately $1.6 billion and $945 million of investment securities (mainly U.S. agency debt securities) called during 2010 and 2009, respectively. The weighted-average yield on investment securities available for sale is based on amortized cost and, therefore, does not give effect to changes in fair value. The net unrealized gain or loss on securities available for sale and the non-credit loss component of OTTI are presented as part of OCI.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The aggregate amortized cost and approximate market value of investment securities available for sale as of December 31, 2010, by contractual maturity, are shown below:

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$30	$30
After 1 to 5 years	1,231,385	1,239,357
After 5 to 10 years	181,218	185,711
After 10 years	1,308,674	1,319,296

Total	2,721,307	2,744,394

Equity securities	77	59

Total investment securities available for sale	$2,721,384	$2,744,453

     The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2010 and 2009. It also includes debt securities for which an OTTI was recognized and only the amount related to a credit loss was recognized in earnings:

	As of December 31, 2010
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities
U.S. Government agencies obligations	$249,026	$3,991	$—	$—	$249,026	$3,991
Mortgage-backed securities
GNMA	192,799	3,396	—	—	192,799	3,396
Other mortgage pass-through trust certificates	—	—	72,101	27,814	72,101	27,814
Equity securities	59	18	—	—	59	18

	$441,884	$7,405	$72,101	$27,814	$513,985	$35,219

	As of December 31, 2009
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities
Puerto Rico Government obligations	$14,760	$118	$9,113	$47	$23,873	$165
Mortgage-backed securities
FHLMC	236,925	1,987	—	—	236,925	1,987
GNMA	72,178	980	—	—	72,178	980
FNMA	415,601	2,867	—	—	415,601	2,867
Collateralized mortgage obligations issued or guaranteed by FHLMC, FNMA and GNMA	105,075	412	—	—	105,075	412
Other mortgage pass-through trust certificates	—	—	84,105	32,846	84,105	32,846
Equity securities	90	205	—	—	90	205

	$844,629	$6,569	$93,218	$32,893	$937,847	$39,462

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Investments Held to Maturity
     The amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of investment securities held to maturity as of December 31, 2010 and 2009 were as follows:

	December 31, 2010					December 31, 2009
		Gross			Weighted		Gross			Weighted
	Amortized	Unrealized		Fair	average	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield%	cost	gains	losses	value	yield%
	(Dollars in thousands)
U.S. Treasury securities:
Due within 1 year	$8,487	$5	$—	$8,492	0.30	$8,480	$12	$—	$8,492	0.47
Puerto Rico Government obligations:
After 5 to 10 years	19,284	795	—	20,079	5.87	18,584	564	93	19,055	5.86
After 10 years	4,665	49	—	4,714	5.50	4,995	77	—	5,072	5.50

United States and Puerto Rico Government obligations	32,436	849	—	33,285	4.36	32,059	653	93	32,619	4.38

Mortgage-backed securities:
FHLMC certificates:
After 1 to 5 years	2,569	42	—	2,611	3.71	5,015	78	—	5,093	3.79
FNMA certificates:
After 1 to 5 years	2,525	130	—	2,655	3.86	4,771	100	—	4,871	3.87
After 5 to 10 years	391,328	21,946	—	413,274	4.48	533,593	19,548	—	553,141	4.47
After 10 years	22,529	885	—	23,414	5.33	24,181	479	—	24,660	5.30

Mortgage-backed securities	418,951	23,003	—	441,954	4.52	567,560	20,205	—	587,765	4.49

Corporate bonds:
After 10 years	2,000	—	723	1,277	5.80	2,000	—	800	1,200	5.80

Total investment securities held-to-maturity	$453,387	$23,852	$723	$476,516	4.51	$601,619	$20,858	$893	$621,584	4.49

     Maturities of mortgage-backed securities are based on contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options.
     The aggregate amortized cost and approximate market value of investment securities held to maturity as of December 31, 2010, by contractual maturity, are shown below:

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$8,487	$8,492
After 1 to 5 years	5,094	5,266
After 5 to 10 years	410,612	433,353
After 10 years	29,194	29,405

Total investment securities held to maturity	$453,387	$476,516

     From time to time the Corporation has securities held to maturity with an original maturity of three months or less that are considered cash and cash equivalents and classified as money market investments in the consolidated statements of financial condition. As of December 31, 2010 and 2009, the Corporation had no outstanding securities held to maturity that were classified as cash and cash equivalents.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following tables show the Corporation’s held-to-maturity investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2010 and 2009:

As of December 31, 2010
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Corporate bonds	$—	$—	$1,277	$723	$1,277	$723

	As of December 31, 2009
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities
Puerto Rico Government obligations	$—	$—	$4,678	$93	$4,678	$93
Corporate bonds	—	—	1,200	800	1,200	800

	$—	$—	$5,878	$893	$5,878	$893

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
     Prior to April 1, 2009, unrealized losses that were determined to be temporary were recorded, net of tax, in other comprehensive income for available-for-sale securities, whereas unrealized losses related to held-to-maturity securities determined to be temporary were not recognized. Regardless of whether the security was classified as available-for-sale or held to maturity, unrealized losses that were determined to be other-than-temporary were recorded through earnings. An unrealized loss was considered other-than-temporary if (i) it was probable that the holder would not collect all amounts due according to the contractual terms of the debt security, or (ii) the fair value was below the amortized cost of the debt security for a prolonged period of time and the Corporation did not have the positive intent and ability to hold the security until recovery or maturity.
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
     Debt securities issued by U.S. government agencies, government-sponsored entities and the U.S. Treasury accounted for more than 91% of the total available-for-sale and held-to-maturity portfolio as of December 31, 2010 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government. The Corporation’s assessment was concentrated mainly on

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
private label MBS of approximately $100 million for which the Corporation evaluates credit losses on a quarterly basis. The Corporation considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:
•	The length of time and the extent to which the fair value has been less than the amortized cost basis.

•	Changes in the near term prospects of the underlying collateral of a security such as changes in default rates, loss severity given default and significant changes in prepayment assumptions;

•	The level of cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities; and

•	Any adverse change to the credit conditions and liquidity of the issuer, taking into consideration the latest information available about the overall financial condition of the issuer, credit ratings, recent legislation and government actions affecting the issuer’s industry and actions taken by the issuer to deal with the present economic climate.
     For the years ended December 31, 2010 and 2009, the Corporation recorded OTTI losses on available-for-sale debt securities as follows:

	Private label MBS
	2010	2009
(In thousands)
Total other-than-temporary impairment losses	$—	$(33,012)
Unrealized other-than-temporary impairment losses recognized in OCI (1)	(582)	31,742

Net impairment losses recognized in earnings (2)	$(582)	$(1,270)

(1)	Represents the noncredit component impact of the OTTI on available-for-sale debt securities

(2)	Represents the credit component of the OTTI on available-for-sale debt securities
     The following table summarizes the roll-forward of credit losses on debt securities held by the Corporation for which a portion of an OTTI is recognized in OCI:

	2010	2009
(In thousands)
Credit losses at the beginning of the period	$1,270	$—
Additions:
Credit losses related to debt securities for which an OTTI was not previously recognized	—	1,270
Credit losses related to debt securities for which an OTTI was previously recognized	582	—

Ending balance of credit losses on debt securities held for which a portion of an OTTI was recognized in OCI	$1,852	$1,270

     Private label MBS are collateralized by fixed-rate mortgages on single family residential properties in the United States. The interest rate on these private-label MBS is variable, tied to 3-month LIBOR and limited to the weighted-average coupon of the underlying collateral. The underlying mortgages are fixed-rate single family loans with original high FICO scores (over 700) and moderate original loan-to-value ratios (under 80%), as well as moderate delinquency levels.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Based on the expected cash flows derived from the model, and since the Corporation does not have the intention to sell the securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs, only the credit loss component was reflected in earnings. Significant assumptions in the valuation of the private label MBS as of December 31, 2010 and 2009 were as follow:

	2010		2009
	Weighted		Weighted
	Average	Range	Average	Range
Discount rate	14.5%	14.5%	15%	15%
Prepayment rate	24%	18.2% - 43.73%	21%	13.06% - 50.25%
Projected Cumulative Loss Rate	6%	1.49% - 16.25%	4%	0.22% - 10.56%
     For each of the years ended December 31, 2010 and 2009, the Corporation recorded OTTI of approximately $0.4 million on certain equity securities held in its available-for-sale investment portfolio related to financial institutions in Puerto Rico. Management concluded that the declines in value of the securities were other-than-temporary; as such, the cost basis of these securities was written down to the market value as of the date of the analysis and is reflected in earnings as a realized loss.
     Total proceeds from the sale of securities available for sale during 2010 amounted to approximately $2.4 billion (2009 — $1.9 billion). The following table summarizes the realized gains and losses on sales of securities available for sale for the years indicated:

	Year ended December 31,
(In thousands)	2010	2009
Realized gains	$93,719	$82,772
Realized losses	(540)	—

Net realized security gains	$93,179	$82,772

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

	2010		2009
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
FHLMC	$71,283	$71,784	$1,350,291	$1,369,535
GNMA	1,020,076	1,048,739	474,349	483,964
FNMA	972,573	1,011,393	2,629,187	2,684,065
FHLB	240,343	236,560	—	—

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
     As of December 31, 2010 and 2009, the Corporation had investments in FHLB stock with a book value of $54.6 million and $68.4 million, respectively. The net realizable value is a reasonable proxy for the fair value of these instruments. Dividend income from FHLB stock for 2010, 2009 and 2008 amounted to $2.9 million, $3.1 million and $3.7 million, respectively.
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
     The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities as of December 31, 2010 and 2009 was $1.3 million and $1.6 million, respectively. An impairment charge of $0.25 million was recorded in 2010 related to an investment in a failed financial institution in the United States.
     During 2010 and 2009, the Corporation recognized gains of $10.7 million and $3.8 million, respectively, on the sale of VISA shares. Also, during 2008, the Corporation realized a one-time gain of $9.3 million on the mandatory redemption of part of its investment in VISA, Inc., which completed its initial public offering (IPO) in March 2008. As of December 31, 2010, the Corporation no longer held any VISA shares.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6 — Interest and Dividend on Investments
     A detail of interest on investments and FHLB dividend income follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Interest on money market investments:
Taxable	$1,772	$568	$1,369
Exempt	277	9	4,986

	2,049	577	6,355

Mortgage-backed securities:
Taxable	42,722	30,854	2,517
Exempt	63,754	172,923	199,875

	106,476	203,777	202,392

PR Government obligations, U.S. Treasury securities and U.S.
Government agencies:
Taxable	7,572	2,694	3,657
Exempt	21,667	44,510	74,667

	29,239	47,204	78,324

Equity securities:
Taxable	15	69	38
Exempt	—	37	6

	15	106	44

Other investment securities (including FHLB dividends):
Taxable	3,010	3,375	4,281
Exempt	—	—	—

	3,010	3,375	4,281

Total interest and dividends on investments	$140,789	$255,039	$291,396

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table summarizes the components of interest and dividend income on investments:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Interest income on investment securities and money market investments	$139,031	$248,563	$291,732
Dividends on FHLB stock	2,894	3,082	3,710
Net interest settlement on interest rate caps	—	—	237

Interest income excluding unrealized (loss) gain on derivatives (economic hedges)	141,925	251,645	295,679
Unrealized (loss) gain on derivatives (economic hedges) from interest rate caps	(1,136)	3,394	(4,283)

Total interest income and dividends on investments	$140,789	$255,039	$291,396

Note 7 — Loans Receivable
     The following is a detail of the loan portfolio held for investment:

	December 31,
	2010	2009
	(In thousands)
Residential mortgage loans, mainly secured by first mortgages	$3,417,417	$3,595,508

Commercial loans:
Construction loans	700,579	1,492,589
Commercial mortgage loans	1,670,161	1,693,424
Commercial and Industrial loans (1)	3,861,545	4,927,304
Loans to local financial institutions collateralized by real estate mortgages	290,219	321,522

Commercial loans	6,522,504	8,434,839

Finance leases	282,904	318,504

Consumer loans	1,432,611	1,579,600

Loans receivable	11,655,436	13,928,451

Allowance for loan and lease losses	(553,025)	(528,120)

Loans receivable, net	$11,102,411	$13,400,331

1 -	As of December 31, 2010, includes $1.7 billion of commercial loans that are secured by real estate but are not dependent upon the real estate for repayment.
     As of December 31, 2010 and 2009, the Corporation had net deferred origination fees on its loan portfolio amounting to $0.7 million and $5.2 million, respectively. Total loan portfolio is net of unearned income of $42.7 million and $49.0 million as of December 31, 2010 and 2009, respectively.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Loans held for investment on which accrual of interest income had been discontinued as of December 31, 2010 and 2009 were as follows:

	December 31,
(Dollars in thousands)	2010	2009
Non-performing loans:
Residential mortgage	$392,134	441,642
Commercial mortgage	217,165	196,535
Commercial and Industrial	317,243	241,316
Construction	263,056	634,329
Consumer:
Auto loans	25,350	27,060
Finance leases	3,935	5,207
Other consumer loans	20,106	17,774

Total non-performing loans held for investment (1)	$1,238,989	$1,563,863

1 -	As of December 31, 2010, excludes $159.3 million in non-performing loans held for sale.
     If these loans were accruing interest, the additional interest income realized would have been $52.7 million (2009 — $57.9 million; 2008 — $29.7 million).
     The Corporation’s aging of the loans held for investment portfolio as of December 31, 2010, follows:

		30-89 days	90 days or more	Total	90 days and
As of December 31, 2010	Current	Past Due	Past Due (1)	Portfolio	still accruing
	(in thousands)
Residential Mortgage:
FHA/VA and other government guaranteed loans (2)	$136,412	$14,780	$81,330	$232,522	$81,330
Other residential mortage loans	2,654,430	116,438	414,027	3,184,895	21,893
Commercial:
Commercial & Industrial Loans	3,701,788	98,790	351,186	4,151,764	33,943
Commercial Mortgage Loans	1,412,943	40,053	217,165	1,670,161	—
Construction Loans	418,339	12,236	270,004	700,579	6,948
Consumer:
Auto	888,720	94,906	25,350	1,008,976	—
Finance Leases	258,990	19,979	3,935	282,904	—
Other Consumer Loans	379,566	23,963	20,106	423,635	—

Total Loans Receivable	$9,851,188	$421,145	$1,383,103	$11,655,436	$144,114

(1)	Includes non-performing loans and accruing loans which are contractually delinquent 90 days or more (i.e. FHA/VA and other guaranteed loans)

(2)	As of December 31, 2010, includes $54.2 million of defaulted loans collateralizing Ginnie Mae (“GNMA”) securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans
     As of December 31, 2010, the Corporation was servicing residential mortgage loans owned by others aggregating $1.4 billion (2009 — $1.1 billion) and construction and commercial loans owned by others aggregating $7.8 million (2009 — $123.4 million).
     As of December 31, 2009, the Corporation was servicing commercial loan participations owned by others aggregating $269.9 million (2009 — $235.0 million).
     Various loans secured by first mortgages were assigned as collateral for CDs, individual retirement accounts and advances from the Federal Home Loan Bank. The mortgages pledged as collateral amounted to $2.2 billion as of December 31, 2010 (2009 — $1.9 billion).

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Corporation’s primary lending area is Puerto Rico. The Corporation’s Puerto Rico banking subsidiary, FirstBank, also lends in the U.S. and British Virgin Islands markets and in the United States (principally in the state of Florida). Of the total gross loans held for investment portfolio of $11.7 billion as of December 31, 2010, approximately 84% have credit risk concentration in Puerto Rico, 8% in the United States and 8% in the Virgin Islands.
     As of December 31, 2010, the Corporation had $325.1 million outstanding of credit facilities granted to the Puerto Rico Government and/or its political subdivisions, down from $1.2 billion as of December 31, 2009, and $84.3 million granted to the Virgin Islands government, down from $134.7 million as of December 31, 2009. A substantial portion of these credit facilities are obligations that have a specific source of income or revenues identified for their repayment, such as property taxes collected by the central Government and/or municipalities. Another portion of these obligations consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities in Puerto Rico for which the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment.
     Aside from loans extended to the Puerto Rico Government and its political subdivisions, the largest loan to one borrower as of December 31, 2010 in the amount of $290.2 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual real-estate loans, mostly 1-4 residential mortgage loans.
Note 8 — Allowance for Loan and Lease Losses and Impaired Loans
     The changes in the allowance for loan and lease losses for the year ended December 31, 2010 were as follows:

	Residential	Commercial	Commercial &	Construction	Consumer
(Dollars in thousands)	Mortgage Loans	Mortgage Loans	Industrial Loans	Loans	Loans	Total
2010
Allowance for loan and lease losses:
Beginning balance	$31,165	$67,201	$182,778	$164,128	$82,848	$528,120
Charge-offs	(62,839)	(82,708)	(99,724)	(313,511)	(64,219)	(623,001)
Recoveries	121	1,288	1,251	358	10,301	13,319
Provision	93,883	119,815	68,336	300,997	51,556	634,587

Ending balance	$62,330	$105,596	$152,641	$151,972	$80,486	$553,025

Ending balance: specific reserve for impaired loans	$43,482	$26,831	$65,030	$57,833	$251	$193,427

Ending balance: general allowance	$18,848	$78,765	$87,611	$94,139	$80,235	$359,598

Loans receivables:
Ending balance	$3,417,417	$1,670,161	$4,151,764	$700,579	$1,715,515	$11,655,436

Ending balance: impaired loans	$556,654	$176,391	$380,005	$262,827	$6,302	$1,382,179

Ending balance: loans with general allowance	$2,860,763	$1,493,770	$3,771,759	$437,752	$1,709,213	$10,273,257

     There were no significant purchases of loans during 2010. The Corporation did sell certain non-performing loans totaling $200.0 million ($118.4 million construction loans; $56.4 million commercial mortgage loans; $1.3 commercial and industrial loans; and $23.9 million residential mortgage loans), as well as $174.3 million of performing residential mortgage loans in the secondary market to FNMA and FHLMC during 2010. Also, the Corporation securitized approximately $217.3 million of FHA/VA mortgage loan production to GNMA mortgage-backed securities during 2010.
     During the fourth quarter of 2010, the Corporation transferred $446.7 million of loans to the loans held-for-sale portfolio resulting in total charge-offs of $165.1 million to reduce the loans to lower of cost or market value, of which $102.9 million was charged against the provision for loan and lease losses during the fourth quarter of 2010.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Changes in the allowance for 2009 and 2008 were as follows:

	Year Ended December 31,
	2009	2008
	(In thousands)
Balance at beginning of year	$281,526	$190,168
Provision for loan and lease losses	579,858	190,948
Losses charged against the allowance	(344,422)	(117,072)
Recoveries credited to the allowance	11,158	8,751
Other adjustments(1)	—	8,731

Balance at end of year	$528,120	$281,526

(1)	Carryover of the allowance for loan losses related to a $218 million auto loan portfolio acquired in the third quarter of 2008.
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
     Information regarding impaired loans for the year ended December 31, 2010 was as follows:

		Unpaid		Average	Interest
Impaired Loans	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
As of December 31, 2010
With no related allowance recorded:
FHA/VA Guaranteed loans	$—	$—	$—	$—	$—
Other residential mortage loans	244,648	253,636	—	302,565	8,103
Commercial:
Commercial mortgage loans	32,328	32,868	—	32,117	1,180
Commercial & Industrial Loans	54,631	58,927	—	74,554	892
Construction Loans	25,074	26,557	—	126,841	59
Consumer:
Auto loans	—	—	—	—	—
Finance leases	—	—	—	—	—
Other consumer loans	659	1,015	—	165	2

	$357,340	$373,003	$—	$536,242	$10,236

With an allowance recorded:
FHA/VA Guaranteed loans	$—	$—	$—	$—	$—
Other residential mortage loans	311,187	350,576	42,666	215,985	5,801
Commercial:
Commercial mortgage loans	150,442	186,404	26,869	180,504	4,179
Commercial & Industrial Loans	325,206	416,919	65,030	330,433	5,606
Construction Loans	237,970	323,127	57,833	481,871	1,015
Consumer:
Auto loans	—	—	—	—	—
Finance leases	—	—	—	—	—
Other consumer loans	1,496	1,496	264	374	28

	$1,026,301	$1,278,522	$192,662	$1,209,167	$16,629

Total:
FHA/VA Guaranteed loans	$—	$—	$—	$—	$—
Other residential mortage loans	555,835	604,212	42,666	518,550	13,904
Commercial:
Commercial mortgage loans	182,770	219,272	26,869	212,621	5,359
Commercial & Industrial Loans	379,837	475,846	65,030	404,987	6,498
Construction Loans	263,044	349,684	57,833	608,712	1,074
Consumer:
Auto loans	—	—	—	—	—
Finance leases	—	—	—	—	—
Other consumer loans	2,155	2,511	264	539	30

	$1,383,641	$1,651,525	$192,662	$1,745,409	$26,865

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     As of December 31, 2009 and 2008 impaired loans and their related allowance were as follows:

	Year Ended December 31,
	2009	2008
	(In thousands)
Impaired loans with valuation allowance, net of charge-offs	$1,060,088	$384,914
Impaired loans without valuation allowance, net of charge-offs	596,176	116,315

Total impaired loans	$1,656,264	$501,229

Allowance for impaired loans	182,145	83,353

During the year:

Average balance of impaired loans	1,022,051	302,439

Interest income recognized on impaired loans	21,160	12,974
     The following tables show the activity for impaired loans and the related specific reserve during 2010:

(In thousands)
Impaired Loans:
Balance at beginning of year	$1,656,264
Loans determined impaired during the year	902,047
Net charge-offs	(566,734)
Loans sold, net of charge-offs of $48.7 million	(138,833)
Impaired loans transferred to held for sale, net of charge offs of $153.9 million	(251,024)
Loans foreclosed, paid in full and partial payments or no longer considered impaired	(218,079)

Balance at end of year	$1,383,641

(In thousands)
Specific Reserve:
Balance at beginning of year	$182,145
Provision for loan losses	577,251
Net charge-offs	(566,734)

Balance at end of year	$192,662

     The Corporation’s credit quality indicators by loan type as of December 31, 2010 are summarized below:

	Commercial Credit Exposure-Credit risk Profile based
	on Creditworthiness category:
	Adversely Classified	Total Portfolio
	(In thousands)
Commercial Mortgage	$353,860	$1,670,161
Construction	323,880	700,579
Commercial and Industrial	558,937	4,151,764
     The Corporation considered a loan as adversely classified if its risk rating is Substandard, Doubtful or Loss. These categories are defined as follows:
     Substandard- A Substandard Asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.
Doubtful- Doubtful classifications have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable. A Doubtful classification may be appropriate in cases where significant risk exposures are perceived, but Loss cannot be determined because of specific reasonable pending factors which may strengthen the credit in the near term.
Loss- Assets classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future. There is little or no prospect for near term improvement and no realistic strengthening action of significance pending.

	Consumer Credit Exposure-Credit risk Profile based on payment activity
	Residential Real-Estate		Consumer
	FHA/VA/Guaranteed	Other residential loans	Auto	Finance Leases	Other Consumer
	(In thousands)
Performing	$232,522	$2,792,761	$983,626	$278,969	$403,529
Non-performing	—	392,134	25,350	3,935	20,106

Total	$232,522	$3,184,895	$1,008,976	$282,904	$423,635

     The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico and through programs sponsored by the Federal Government. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction and residential mortgage loans in the U.S. mainland fit the definition of Troubled Debt Restructuring (“TDR”). A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of December 31, 2010, the Corporation’s TDR loans consisted of $261.2 million of residential mortgage loans, $37.2 million commercial and industrial loans, $112.4 million commercial mortgage loans and $28.5 million of construction loans. Outstanding unfunded loan commitments on TDR loans amounted to $1.3 million as of December 31, 2010.
     Included in the $112.4 million of commercial mortgage TDR loans is one loan restructured into two separate agreements (loan splitting) in the fourth quarter of 2010. This loan was restructured into two notes; one that represents the portion of the loan that is expected to be fully collected along with contractual interest and the second note that represents the portion of the original loan that was charged-off. The renegotiation of this loan was made after analyzing the borrowers’ and guarantors’ capacity to repay the debt and ability to perform under the modified terms. As part of the renegotiation of the loans, the first note was placed on a monthly payment schedule that amortizes the debt over 30 years at a market rate of interest. The second note for $2.7 million was fully charged-off. The carrying value of the note deemed collectible amounted to $17.0 million as of December 31, 2010 and the charge-off recorded prior to the restructure amounted to $11.3 million. The loan was placed in accruing status as the borrower has exhibited a period of sustained performance but continues to be individually evaluated for impairment purposes, and a specific reserve of $2.0 million was allocated to this loan as of December 31, 2010.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 9 — Loans Held for Sale
     As of December 21, 2010 and 2009, the Corporation’s loans held-for-sale portfolio was composed of:

	December 31,
	2010	2009
	(In thousands)
Residential mortgage loans	$19,148	$20,775
Construction loans	207,270	—
Commercial and Industrial loans	20,643	—
Commercial Mortgage loans	53,705	—

Total	$300,766	$20,775

     Non-performing loans held for sale totaled $159.3 million as of December 31, 2010 ($140.1 million construction loans and $19.2 million of commercial mortgage loans) and $0 as of December 31, 2009. If these loans were accruing interest, the additional interest income realized would have been $13.9 million in 2010.
     During the fourth quarter of 2010, the Corporation transferred to the held-for-sale portfolio loans with a book value of $447 million. In connection with the transfer, the recorded investment in the loans was written down to a value of $281.6 million, which resulted in charge-offs of $165.1 million. On February 16, 2011, the Corporation completed the sale of substantially all of the held-for-sale portfolio in exchange for cash, a loan receivable and an interest in a joint venture created by Goldman, Sachs & Co. and Caribbean Property Group. The details of the transaction are discussed in Note 36.
Note 10 — Related Party Transactions
     The Corporation granted loans to its directors, executive officers and certain related individuals or entities in the ordinary course of business. The movement and balance of these loans were as follows:

Amount
(In thousands)
Balance at December 31, 2008	$179,156

New loans	3,549
Payments	(6,405)
Other changes	(152,130)

Balance at December 31, 2009	24,170

New loans	9,842
Payments	(3,618)
Other changes	(408)

Balance at December 31, 2010	$29,986

     These loans do not involve more than normal risk of collectability and management considers that they present terms that are no more favorable than those that would have been obtained if transactions had been with unrelated parties. The amounts reported as other changes include changes in the status of those who are considered related parties, which, for 2010 was mainly due to the departure of an officer of the Corporation and for 2009 due to the resignation of an independent director.
     From time to time, the Corporation, in the ordinary course of its business, obtains services from related parties or makes contributions to non-profit organizations that have some association with the Corporation. Management believes the terms of such arrangements are consistent with arrangements entered into with independent third parties.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 11 — Premises and Equipment
     Premises and equipment is comprised of:

	Useful Life	As of December 31,
	In Years	2010	2009
		(Dollars in thousands)
Buildings and improvements	10 - 40	$144,599	$90,158
Leasehold improvements	1 - 15	57,034	57,522
Furniture and equipment	3 - 10	142,407	123,582

		344,040	271,262

Accumulated depreciation		(173,801)	(155,459)

		170,239	115,803

Land		29,395	28,327
Projects in progress		9,380	53,835

Total premises and equipment, net		$209,014	$197,965

     Depreciation and amortization expense amounted to $20.9 million, $20.8 million and $19.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Note 12 — Goodwill and Other Intangibles
Goodwill as of December 31, 2010 and 2009 amounted to $28.1 million, recognized as part of “Other Assets”. The Corporation conducted its annual evaluation of goodwill and intangibles during the fourth quarter of 2010. The evaluation was a two step process. The Step 1 evaluation of goodwill allocated to the Florida reporting unit indicated potential impairment of goodwill. The Step 1 fair value for the unit was below the carrying amount of its equity book value as of the October 1, 2010 valuation date, requiring the completion of Step 2. The Step 2 required a valuation of all assets and liabilities of the Florida unit, including any recognized and unrecognized intangible assets, to determine the fair value of net assets. To complete Step 2, the Corporation subtracted from the unit’s Step 1 fair value the determined fair value of the net assets to arrive at the implied fair value of goodwill. The results of the Step 2 analysis indicated that the implied fair value of goodwill exceeded the goodwill carrying value by $12.3 million, resulting in no goodwill impairment. Goodwill was not impaired as of December 31, 2010 or 2009, nor was any goodwill written-off due to impairment during 2010, 2009 and 2008. Refer to Note 1 for additional details about the methodology used for the goodwill impairment analysis.
     As of December 31, 2010, the gross carrying amount and accumulated amortization of core deposit intangibles was $41.8 million and $27.8 million, respectively, recognized as part of “Other Assets” in the consolidated statements of financial condition (December 31, 2009 — $41.8 million and $25.2 million, respectively). For the year ended December 31, 2010, the amortization expense of core deposit intangibles amounted to $2.6 million (2009 — $3.4 million; 2008 — $3.6 million). As a result of an impairment evaluation of core deposit intangibles, there was an impairment charge of $4.0 million recognized during 2009 related to core deposits in FirstBank Florida attributable to decreases in the base of core deposits acquired, which was recorded as part of other non-interest expenses in the statement of (loss) income.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table presents the estimated aggregate annual amortization expense of the core deposit intangible:

Amount
(In thousands)
2011	$2,522
2012	2,522
2013	2,522
2014	2,522
2015 and thereafter	3,955
Note 13 — Non-consolidated Variable Interest Entities and Servicing Assets
     The Corporation transfers residential mortgage loans in sale or securitization transactions in which it has continuing involvement, including servicing responsibilities and guarantee arrangements. All such transfers have been accounted for as sales as required by applicable accounting guidance.
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
     Below is a summary of transfers of financial assets to VIEs for which the Company has retained some level of continuing involvement:
     Ginnie Mae
     The Corporation typically transfers first lien residential mortgage loans in conjunction with Ginnie Mae securitization transactions whereby the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by the issuer and, as such, under seller/servicer agreements the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of December 31, 2010, the Corporation serviced loans securitized through GNMA with a principal balance of $469.7 million.
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
     Grantor Trusts
     During 2004 and 2005, a third party to the Corporation, from now on identified as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates. The seller initially provided the servicing for a fee,

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
which is senior to the obligations to pay trust certificate holders. The seller then entered into a sales agreement through which it sold and issued the trust certificates in favor of the Corporation’s banking subsidiary. Currently, the Bank is the sole owner of the trust certificates; the servicing of the underlying residential mortgages that generate the principal and interest cash flows is performed by the seller, which receives a fee compensation for services provided, the servicing fee. The securities are variable rate securities indexed to the 90-day LIBOR plus a spread. The principal payments from the underlying loans are remitted to a paying agent (the seller) who then remits interest to the Bank; interest income is shared to a certain extent with the FDIC, that has an interest only strip (“IO”) tied to the cash flows of the underlying loans, whereas it is entitled to received the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to the weighted average coupon of the securities. The FDIC became the owner of the IO upon the intervention of the seller, a failed financial institution. No recourse agreement exists and the risk from losses on non accruing loans and repossessed collateral is absorbed by the Bank as the 100% holder of the certificates. As of December 31, 2010, the outstanding balance of Grantor Trusts amounted to $100.1 million with a weighted average yield of 2.31%.
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
     The changes in servicing assets are shown below:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Balance at beginning of year	$11,902	$8,151	$7,504
Capitalization of servicing assets	6,607	6,072	1,559
Servicing assets purchased	—	—	621
Amortization	(2,099)	(2,321)	(1,533)
Adjustment to servicing assets for loans repurchased (1)	(813)	—	—

Balance before valuation allowance at end of year	15,597	11,902	8,151
Valuation allowance for temporary impairment	(434)	(745)	(751)

Balance at end of year	$15,163	$11,157	$7,400

(1)	Amount represents the adjustment to fair value related to the repurchase of $79.3 million for 2010 in principal balance of loans serviced for others.
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
     Changes in the impairment allowance were as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Balance at beginning of year	$745	$751	$336
Temporary impairment charges	1,261	2,537	1,437
Recoveries	(1,572)	(2,543)	(1,022)

Balance at end of year	$434	$745	$751

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The components of net servicing income are shown below:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Servicing fees	$4,119	$3,082	$2,565
Late charges and prepayment penalties	624	581	513
Other (1)	(813)	—	—

Servicing income, gross	3,930	3,663	3,078
Amortization and impairment of servicing assets	(1,788)	(2,315)	(1,948)

Servicing income, net	$2,142	$1,348	$1,130

(1)  Amount represents the adjustment to fair value related to the repurchase of $79.3 million for 2010 in principal balance of loans serviced for others.
     The Corporation’s servicing assets are subject to prepayment and interest rate risks. Key economic assumptions used in determining the fair value at the time of sale of the loans were as follows:

	Maximum	Minimum
2010:
Constant prepayment rate:
Government guaranteed mortgage loans	12.7%	11.2%
Conventional conforming mortgage loans	18.0%	14.8%
Conventional non-conforming mortgage loans	14.8%	11.5%
Discount rate:
Government guaranteed mortgage loans	11.7%	10.3%
Conventional conforming mortgage loans	9.3%	9.2%
Conventional non-conforming mortgage loans	13.1%	13.1%

2009:
Constant prepayment rate:
Government guaranteed mortgage loans	24.8%	14.3%
Conventional conforming mortgage loans	21.9%	16.4%
Conventional non-conforming mortgage loans	20.1%	12.8%
Discount rate:
Government guaranteed mortgage loans	13.6%	11.8%
Conventional conforming mortgage loans	9.3%	9.2%
Conventional non-conforming mortgage loans	13.2%	13.1%

2008:
Constant prepayment rate:
Government guaranteed mortgage loans	22.1%	13.6%
Conventional conforming mortgage loans	17.7%	10.2%
Conventional non-conforming mortgage loans	14.5%	9.0%
Discount rate:
Government guaranteed mortgage loans	10.5%	10.1%
Conventional conforming mortgage loans	9.3%	9.3%
Conventional non-conforming mortgage loans	13.4%	13.2%

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     At December 31, 2010, fair values of the Corporation’s servicing assets were based on a valuation model that incorporates market driven assumptions, adjusted by the particular characteristics of the Corporation’s servicing portfolio, regarding discount rates and mortgage prepayment rates. The weighted-averages of the key economic assumptions used by the Corporation in its valuation model and the sensitivity of the current fair value to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at December 31, 2010, were as follows:

(Dollars in thousands)
Carrying amount of servicing assets	$15,163
Fair value	$16,623
Weighted-average expected life (in years)	7.55

Constant prepayment rate (weighted-average annual rate)	13.6%
Decrease in fair value due to 10% adverse change	$816
Decrease in fair value due to 20% adverse change	$1,563

Discount rate (weighted-average annual rate)	10.46%
Decrease in fair value due to 10% adverse change	$632
Decrease in fair value due to 20% adverse change	$1,219
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
Note 14 — Deposits and Related Interest
     Deposits and related interest consist of the following:

	December 31,
	2010	2009
	(In thousands)
Type of account and interest rate:
Non-interest bearing checking accounts	$668,052	$697,022
Savings accounts - 0.50% to 2.27% (2009 - 0.50% to 2.52%)	1,938,475	1,761,646
Interest bearing checking accounts - 0.50% to 2.27% (2009 - 0.50% to 2.79%)	1,012,009	998,097
Certificates of deposit - 0.15% to 6.50% (2009 - 0.15% to 7.00%)	2,181,205	1,650,866
Brokered certificates of deposit - 0.20% to 5.05% (2009 - 0.25% to 5.30% )	6,259,369	7,561,416

	$12,059,110	$12,669,047

     The weighted average interest rate on total deposits as of December 31, 2010 and 2009 was 1.80% and 2.06%, respectively.
     As of December 31, 2010, the aggregate amount of overdrafts in demand deposits that were reclassified as loans amounted to $25.9 million (2009 — $16.5 million).

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table presents a summary of CDs, including brokered CDs, with a remaining term of more than one year as of December 31, 2010:

Total
(In thousands)
Over one year to two years	$2,652,993
Over two years to three years	1,230,244
Over three years to four years	101,381
Over four years to five years	85,439
Over five years	13,855

Total	$4,083,912

     As of December 31, 2010, CDs in denominations of $100,000 or higher amounted to $7.5 billion (2009 — $8.6 billion) including brokered CDs of $6.3 billion (2009 — $7.6 billion) at a weighted average rate of 1.85% (2009 — 2.13%) issued to deposit brokers in the form of large ($100,000 or more) certificates of deposit that are generally participated out by brokers in shares of less than $100,000. As of December 31, 2010, unamortized broker placement fees amounted to $22.8 million (2009 — $23.2 million), which are amortized over the contractual maturity of the brokered CDs under the interest method.
     As of December 31, 2010, deposit accounts issued to government agencies with a carrying value of $470.0 million (2009 — $447.5 million) were collateralized by securities and loans with an amortized cost of $555.6 million (2009 — $539.1 million) and estimated market value of $569.6 million (2009 — $541.9 million), and by municipal obligations with a carrying value and estimated market value of $165.3 million (2009 — $66.3 million).
     A table showing interest expense on deposits follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Interest-bearing checking accounts	$19,060	$19,995	$12,914
Savings	24,238	19,032	18,916
Certificates of deposit	44,790	50,939	73,466
Brokered certificates of deposit	160,628	224,521	309,542

Total	$248,716	$314,487	$414,838

     The interest expense on deposits includes the market valuation of interest rate swaps that economically hedge brokered CDs, the related interest exchanged, the amortization of broker placement fees related to brokered CDs not measured at fair value and changes in the fair value of callable brokered CDs measured at fair value. During 2009, all of the $1.1 billion of brokered CDs measured at fair value that were outstanding as of December 31, 2008 were called. The Corporation exercised its call option on swapped-to-floating brokered CDs after the cancellation of interest rate swaps by counterparties due to lower levels of 3-month LIBOR.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following are the components of interest expense on deposits:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Interest expense on deposits	$227,956	$295,004	$407,830
Amortization of broker placement fees(1)	20,758	22,858	15,665

Interest expense on deposits excluding net unrealized loss (gain) on derivatives and brokered CDs measured at fair value	248,714	317,862	423,495
Net unrealized loss (gain) on derivatives and brokered CDs measured at fair value	2	(3,375)	(8,657)

Total interest expense on deposits	$248,716	$314,487	$414,838

(1)	Related to brokered CDs not measured at fair value.
     Total interest expense on deposits includes net cash settlements on interest rate swaps that economically hedge brokered CDs that for the years ended December 31, 2009 and 2008 amounted to net interest realized of $5.5 million and of $35.6 million, respectively.
Note 15 —Loans Payable
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
Note 16 —Securities Sold Under Agreements to Repurchase
     Securities sold under agreements to repurchase (repurchase agreements) consist of the following:

	December, 31
	2010	2009
	(Dollars in thousands)
Repurchase agreements, interest ranging from 0.99% to 4.51% (2009 - 0.23% to 5.39%) (1)	$1,400,000	$3,076,631

(1)	As of December 31, 2010, includes $1.0 billion with an average rate of 4.15%, which lenders have the right to call before their contractual maturities at various dates beginning on January 19, 2011.
     The weighted-average interest rates on repurchase agreements as of December 31, 2010 and 2009 were 3.74% and 3.34%, respectively. Accrued interest payable on repurchase agreements amounted to $8.7 million and $18.1 million as of December 31, 2010 and 2009, respectively.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Repurchase agreements mature as follows:

December 31, 2010
(In thousands)
Over ninety days to one year	$100,000
One to three years	600,000
Three to five years	700,000

Total	$1,400,000

     The following securities were sold under agreements to repurchase:

	December 31, 2010
	Amortized		Approximate	Weighted
	Cost of		Fair Value	Average
	Underlying	Balance of	of Underlying	Interest
Underlying Securities	Securities	Borrowing	Securities	Rate of Security
	(Dollars in thousands)
U.S. Treasury securities and obligations of other U.S. Government Sponsored Agencies	$980,103	$877,008	$989,424	1.29%
Mortgage-backed securities	584,472	522,992	608,273	4.31%

Total	$1,564,575	$1,400,000	$1,597,697

Accrued interest receivable	$5,166

	December 31, 2009
	Amortized		Approximate	Weighted
	Cost of		Fair Value	Average
	Underlying	Balance of	of Underlying	Interest
Underlying Securities	Securities	Borrowing	Securities	Rate of Security
	(Dollars in thousands)
U.S. Treasury securities and obligations of other U.S. Government Sponsored Agencies	$871,725	$794,267	$875,835	2.15%
Mortgage-backed securities	2,504,941	2,282,364	2,560,374	4.37%

Total	$3,376,666	$3,076,631	$3,436,209

Accrued interest receivable	$13,720

     The maximum aggregate balance outstanding at any month-end during 2010 was $2.9 billion (2009 — $4.1 billion). The average balance during 2010 was $2.2 billion (2009 — $3.6 billion). The weighted average interest rate during 2010 and 2009 was 3.82% and 3.22%, respectively.
     As of December 31, 2010 and 2009, the securities underlying such agreements were delivered to the dealers with which the repurchase agreements were transacted.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Repurchase agreements as of December 31, 2010, grouped by counterparty, were as follows:

(Dollars in thousands)
		Weighted-Average
Counterparty	Amount	Maturity (In Months)
UBS Financial Services, Inc.	$100,000	19
Barclays Capital	200,000	20
Credit Suisse First Boston	400,000	30
Dean Witter / Morgan Stanley	200,000	31
JP Morgan Chase	200,000	39
Citigroup Global Markets	300,000	40

	$1,400,000

Note 17 — Advances from the Federal Home Loan Bank (FHLB)
     Following is a summary of the advances from the FHLB:

	December, 31	December, 31
	2010	2009
	(Dollars in thousands)
Fixed-rate advances from FHLB with a weighted-average interest rate of 3.33% (2009 - 3.21%)	$653,440	$978,440

     Advances from FHLB mature as follows:

December, 31
2010
(In thousands)
One to thirty days	$100,000
Over thirty to ninety days	13,000
Over ninety days to one year	173,000
One to three years	367,440

Total	$653,440

     Advances are received from the FHLB under an Advances, Collateral Pledge and Security Agreement (the “Collateral Agreement”). Under the Collateral Agreement, the Corporation is required to maintain a minimum amount of qualifying mortgage collateral with a market value of generally 125% or higher than the outstanding advances. As of December 31, 2010, the estimated value of specific mortgage loans pledged as collateral amounted to $1.2 billion (2009 — $1.1 billion), as computed by the FHLB for collateral purposes. The carrying value of such loans as of December 31, 2010 amounted to $1.9 billion (2009 — $1.8 billion). In addition, securities with an approximate estimated value of $3.4 million (2009 — $4.1 million) and a carrying value of $3.6 million (2009 — $4.1 million) were pledged to the FHLB. As of December 31, 2010, the Corporation had additional capacity of approximately $453 million on this credit facility based on collateral pledged at the FHLB, including a haircut reflecting the perceived risk associated with holding the collateral. Haircut refers to the percentage by which an asset’s market value is reduced for purpose of collateral levels. Advances may be repaid prior to maturity, in whole or in part, at the option of the borrower upon payment of any applicable fee specified in the contract governing such advance. In calculating the fee, due consideration is given to (i) all relevant factors, including but not limited to, any and all applicable costs of repurchasing and/or prepaying any associated liabilities and/or hedges entered into with respect to the applicable advance; and (ii) the financial characteristics, in their entirety, of the advance being prepaid; and (iii), in the case of adjustable-rate advances, the expected future earnings of the replacement borrowing as long as the

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
replacement borrowing is at least equal to the original advance’s par amount and the replacement borrowing’s tenor is at least equal to the remaining maturity of the prepaid advance.
Note 18 — Notes Payable
     Notes payable consist of:

	December 31,
	2010	2009
	(Dollars in thousands)
Callable step-rate notes, bearing step increasing interest from 5.00% to 7.00% (6.00% as of December 31, 2010 and 5.50% as of December 31, 2009) maturing on October 18, 2019, measured at fair value	$11,842	$13,361

Dow Jones Industrial Average (DJIA) linked principal protected notes:

Series A maturing on February 28, 2012	6,865	6,542

Series B maturing on May 27, 2011	7,742	7,214

	$26,449	$27,117

Note 19 — Other Borrowings
     Other borrowings consist of:

	December 31,
	2010	2009
	(Dollars in thousands)
Junior subordinated debentures due in 2034, interest-bearing at a floating-rate of 2.75% over 3-month LIBOR (3.05% as of December 31, 2010 and 3.00% as of December 31, 2009)	$103,093	$103,093

Junior subordinated debentures due in 2034, interest-bearing at a floating-rate of 2.50% over 3-month LIBOR (2.80% as of December 31, 2010 and 2.75% as of December 31, 2009)	128,866	128,866

	$231,959	$231,959

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 20 — Earnings per Common Share
     The calculations of earnings per common share for the years ended December 31, 2010, 2009 and 2008 follow:

(In thousands, except per share information)	Year Ended December 31,
	2010	2009	2008
Net (loss) income	$(524,308)	$(275,187)	$109,937
Non-cumulative preferred stock dividends (Series A through E)	—	(23,494)	(40,276)
Cumulative non-convertible preferred stock dividends (Series F)	(11,618)	(19,167)	—
Cumulative convertible preferred stock dividend (Series G)	(9,485)	—	—
Preferred stock discount accretion (Series F and G) (1)	(17,143)	(4,227)	—
Favorable impact from issuing common stock in exchange for Series A through E preferred stock net of issuance costs (2) (Refer to Note 23)	385,387	—	—
Favorable impact from issuing Series G mandatorily convertible preferred stock in exchange for Series F preferred stock (3) (Refer to Note 23)	55,122	—	—

Net (loss) income available to common stockholders	$(122,045)	$(322,075)	$69,661

Average common shares outstanding	11,310	6,167	6,167
Average potential common shares	—	—	9

Average common shares outstanding - assuming dilution	11,310	6,167	6,176

Basic (loss) earnings per common share	$(10.79)	$(52.22)	$11.30

Diluted (loss) earnings per common share	$(10.79)	$(52.22)	$11.28

(1)	Includes a non-cash adjustment of $11.3 million for 2010 as an acceleration of the Series G preferred stock discount accretion pursuant to an amendment to the exchange agreement with the U.S. Treasury.

(2)	Excess of carrying amount of Series A through E preferred stock exchanged over the fair value of new common shares issued.

(3)	Excess of carrying amount of Series F preferred stock exchanged and original warrant over the fair value of new Series G preferred stock issued and amended warrant.
     (Loss) earnings per common share is computed by dividing net (loss) income available to common stockholders by the weighted average common shares issued and outstanding. Net (loss) income available to common stockholders represents net (loss) income adjusted for preferred stock dividends including dividends declared, and cumulative dividends related to the current dividend period that have not been declared as of the end of the period, and the accretion of discount on preferred stock issuances. For 2010, the net income available to common stockholders also includes the one-time effect of the issuance of common stock in exchange for shares of the Series A through E preferred stock and the issuance of a new Series G Preferred Stock in exchange for the Series F Preferred Stock. The Exchange Offer and the issuance of the Series G Preferred Stock to the U.S. Treasury are discussed in Note 23 to the consolidated financial statements. Basic weighted average common shares outstanding exclude unvested shares of restricted stock.
     Potential common shares consist of common stock issuable under the assumed exercise of stock options, unvested shares of restricted stock, and outstanding warrants using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from the exercise, in addition to the amount of compensation cost attributable to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options, unvested shares of restricted stock, and outstanding warrants that result in lower potential shares issued than shares purchased under the treasury

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share. For the years ended December 31, 2010 and 2009, there were 131,532 and 165,420 outstanding stock options, respectively; warrants outstanding to purchase 389,483 shares of common stock and 716 and 1,432 unvested shares of restricted stock, respectively, that were excluded from the computation of diluted earnings per common share because their inclusion would have an antidilutive effect.
Note 21 — Regulatory Matters
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
     Capital standards established by regulations require the Corporation to maintain minimum amounts and ratios for Leverage (Tier 1 capital to average total assets) and ratios of Tier 1 Capital to Risk-Weighted Assets and Total Capital to Risk-Weighted Assets as defined in the regulations. The total amount of risk-weighted assets is computed by applying risk-weighting factors to the Corporation’s assets and certain off-balance sheet items, which generally vary from 0% to 100% depending on the nature of the asset.
     Effective June 2, 2010, FirstBank, by and through its Board of Directors, entered into the FDIC Order with the FDIC and the Office of the Commissioner of Financial Institutions of Puerto Rico. This Order provides for various things, including (among other things) the following: (1) having and retaining qualified management; (2) increased participation in the affairs of FirstBank by its board of directors; (3) development and implementation by FirstBank of a capital plan to attain a leverage ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 10% and a total risk-based capital ratio of at least 12%; (4) adoption and implementation of strategic, liquidity and fund management and profit and budget plans and related projects within certain timetables set forth in the Order and on an ongoing basis; (5) adoption and implementation of plans for reducing FirstBank’s positions in certain classified assets and delinquent and non-accrual loans within timeframes set forth in the Order; (6) refraining from lending to delinquent or classified borrowers already obligated to FirstBank on any extensions of credit so long as such credit remains uncollected, except where FirstBank’s failure to extend further credit to a particular borrower would be detrimental to the best interests of FirstBank, and any such additional credit is approved by the FirstBank’s board of directors; (7) refraining from accepting, increasing, renewing or rolling over brokered deposits without the prior written approval of the FDIC; (8) establishment of a comprehensive policy and methodology for determining the allowance for loan and lease losses and the review and revision of FirstBank’s loan policies, including the non-accrual policy; and (9) adoption and implementation of adequate and effective programs of independent loan review, appraisal compliance and an effective policy for managing FirstBank’s sensitivity to interest rate risk. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the FDIC Order. Although all the regulatory capital ratios exceeded the established “well capitalized” levels at December 31, 2010, because of the FDIC Order with the FDIC, FirstBank cannot be treated as “well capitalized” institution under regulatory guidance.
     Effective June 3, 2010, First BanCorp entered into the Written Agreement with the FED. The Agreement provides, among other things, that the holding company must serve as a source of strength to FirstBank, and that, except upon consent of the FED, (1) the holding company may not pay dividends to stockholders or receive dividends from FirstBank, (2) the holding company and its nonbank subsidiaries may not make payments on trust preferred securities or subordinated debt, and (3) the holding company cannot incur, increase or guarantee debt or repurchase any capital securities. The Written Agreement also requires that the holding company submit a capital plan which reflects sufficient capital at First BanCorp on a consolidated basis, which must be acceptable to the FED, and follow certain guidelines with respect to the appointment or change in responsibilities of senior officers. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Written Agreement.
     The Corporation submitted its capital plan setting forth how it plans to improve capital positions to comply with the FDIC Order and the Written Agreement over time. The terms of the Capital Plan, the Corporation’s achievement of various aspects of the Capital Plan and the terms of the Updated Capital Plan are described above in Note 1.
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

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and lease losses and non-accrual policies, the Corporation’s charge-off policy and the Corporation’s appraisal program. The Agreements also require the submission to the regulators of quarterly progress reports.
     The FDIC Order imposes no other restrictions on the FirstBank’s products or services offered to customers, nor does it or the Written Agreement impose any type of penalties or fines upon FirstBank or the Corporation. Concurrent with the FDIC Order, the FDIC has granted FirstBank temporary waivers to enable it to continue accessing the brokered deposit market through June 30, 2011. FirstBank will request approvals for future periods.
     The Corporation’s and its banking subsidiary’s regulatory capital positions as of December 31, 2010 and 2009 were as follows:

			Regulatory Requirements
			For Capital		To be		Consent Order Capital requirements
	Actual		Adequacy Purposes		Well-Capitalized-Regular Thresholds		to be achieved over time
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Ratio
	(Dollars in thousands)
At December 31, 2010
Total Capital (to Risk-Weighted Assets)
First BanCorp	$1,366,951	12.02%	$909,828	8%	N/A	N/A	N/A
FirstBank	$1,315,580	11.57%	$909,575	8%	$1,136,969	10%	12%

Tier I Capital (to Risk-Weighted Assets)
First BanCorp	$1,219,854	10.73%	$454,914	4%	N/A	N/A	N/A
FirstBank	$1,168,523	10.28%	$454,788	4%	$682,181	6%	10%

Leverage ratio
First BanCorp	$1,219,854	7.57%	$644,805	4%	N/A	N/A	N/A
FirstBank	$1,168,523	7.25%	$644,283	4%	$805,354	5%	8%

At December 31, 2009
Total Capital (to Risk-Weighted Assets)
First BanCorp	$1,922,138	13.44%	$1,144,280	8%	N/A	N/A	N/A
FirstBank	$1,838,378	12.87%	$1,142,795	8%	$1,428,494	10%	N/A

Tier I Capital (to Risk-Weighted Assets)
First BanCorp	$1,739,363	12.16%	$572,140	4%	N/A	N/A	N/A
First Bank	$1,670,878	11.70%	$571,398	4%	$857,097	6%	N/A

Leverage ratio
First BanCorp	$1,739,363	8.91%	$740,844	4%	N/A	N/A	N/A
FirstBank	$1,670,878	8.53%	$783,087	4%	$978,859	5%	N/A
Note 22 — Stock Option Plan
     Between 1997 and January 2007, the Corporation had a stock option plan (“the 1997 stock option plan”) that authorized the granting of up to 579,740 options on shares of the Corporation’s common stock to eligible employees. The options granted under the plan could not exceed 20% of the number of common shares outstanding. Each option provides for the purchase of one share of common stock at a price not less than the fair market value of the stock on the date the option was granted. Stock options were fully vested upon grant. The maximum term to exercise the options is ten years. The stock option plan provides for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock dividend, stock split, reclassification of stock, merger or reorganization and certain other issuances and distributions such as stock appreciation rights.
     Under the 1997 stock option plan, the Compensation and Benefits Committee (the “Compensation Committee”) had the authority to grant stock appreciation rights at any time subsequent to the grant of an option. Pursuant to stock appreciation rights, the optionee surrenders the right to exercise an option granted under the plan in consideration for payment by the Corporation of an amount equal to the excess of the fair market value of the shares of common stock subject to such option surrendered over the total option price of such shares. Any option surrendered is cancelled by the Corporation and the shares subject to the option are not eligible for further grants under the option plan. During the second quarter of 2008, the Compensation Committee approved the grant of stock appreciation rights to an executive officer in connection with stock options granted in 1998. The employee surrendered the right to exercise 120,000 stock options in the form of stock appreciation rights for a payment of $0.2 million. On January 21, 2007, the 1997 stock option plan expired; all outstanding awards granted under this plan continue in full force and effect, subject to their original terms. No awards for shares could be granted under the 1997 stock option plan as of its expiration.
     On April 29, 2008, the Corporation’s stockholders approved the First BanCorp 2008 Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards. This plan allows the issuance of up to 253,333 shares of common stock, subject to adjustments for stock splits, reorganizations and other similar events. The Corporation’s Board of Directors, upon receiving the relevant recommendation of the Compensation Committee, has the power and authority to determine those

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
eligible to receive awards and to establish the terms and conditions of any awards subject to various limits and vesting restrictions that apply to individual and aggregate awards. During the fourth quarter of 2008, the Corporation granted 2,412 shares of restricted stock with a fair value of $130.35 under the Omnibus Plan to the Corporation’s independent directors. Of the original 2,412 shares of restricted stock, 268 were forfeited in the second half of 2009, 1,424 vested and, as of December 31, 2010, 720 remain restricted.
     For the years ended December 31, 2010, 2009 and 2008, the Corporation recognized $93,332, $92,361 and $8,750, respectively, of stock-based compensation expense related to the aforementioned restricted stock awards. The total unrecognized compensation cost related to the non-vested restricted shares was $85,556 as of December 31, 2010 and is expected to be recognized over the next eleven months.
     The Corporation accounts for stock options using the “modified prospective” method. There were no stock options granted during 2010, 2009 and 2008, therefore no compensation associated with stock options was recorded in those years.
     Stock-based compensation accounting guidance requires the Corporation to develop an estimate of the number of share-based awards that will be forfeited due to employee or director turnover. Quarterly changes in the estimated forfeiture rate may have a significant effect on share-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period in which the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. When unvested options or shares of restricted stock are forfeited, any compensation expense previously recognized on the forfeited awards is reversed in the period of the forfeiture. During 2009, 268 unvested shares of restricted stock were forfeited resulting in the reversal of $9,722 of previously recorded stock-based compensation expense.
     The activity of stock options during the year ended December 31, 2010 is set forth below:

	For the Year Ended December 31, 2010
			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (In
	Options	Price	Term (Years)	thousands)
Beginning of year	165,421	$201.90
Options cancelled	(33,889)	198.21

End of period outstanding and exercisable	131,532	$202.91	4.53	$—

     No stock options were exercised during 2010 or 2009. Cash proceeds from 400 options exercised in 2008 amounted to approximately $53,000 and did not have any intrinsic value.
Note 23 — Stockholders’ Equity
Common Stock
     As of December 31, 2010, the Corporation had 2,000,000,000 authorized shares of common stock with a par value of $0.10 per share. As of December 31, 2010, there were 21,963,522 shares issued and 21,303,669 shares outstanding compared to 6,829,368 shares issued and 6,169,515 shares outstanding as of December 31, 2009. The increase in common shares is the result of the completion of the Exchange Offer discussed below. In February 2009, the Corporation’s Board of Directors declared a first quarter cash dividend of $1.05 per common share which was paid on March 31, 2009 to common stockholders of record on March 15, 2009 and in May 2009 declared a second quarter dividend of $1.05 per common share which was paid on June 30, 2009 to common stockholders of record on June 15, 2009. On July 30, 2009, the Corporation announced the suspension of common and preferred stock dividends effective with the preferred dividend for the month of August 2009.
     As of December 31, 2010, there were 716 shares of restricted stock outstanding that are expected to vest in the fourth quarter of 2011. The shares of restricted stock may vest more quickly in the event of death, disability, retirement, or a change in control. Based

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
on particular circumstances evaluated by the Compensation Committee as they may relate to the termination of a restricted stock holder, the Corporation’s Board of Directors may, with the recommendation of the Compensation Committee, grant the full vesting of the restricted stock held upon termination of employment. Holders of restricted stock have the right to dividends or dividend equivalents, as applicable, during the restriction period. Such dividends or dividend equivalents will accrue during the restriction period, but will not be paid until restrictions lapse. The holder of restricted stock has the right to vote the shares.
     On August 24, 2010, the Corporation’s stockholders approved an additional increase in the Corporation’s common stock to 2 billion, up from 750 million. During the second quarter of 2010, the Corporation’s stockholders had already increased the authorized shares of common stock from 250 million to 750 million. The Corporation’s stockholders also approved on August 24, 2010 a decrease in the par value of the common stock from $1 per share to $0.10 per share. The decrease in the par value of the Corporation’s common stock had no effect on the total dollar value of the Corporation’s stockholders’ equity. For the year ended December 31, 2010, the Corporation transferred $5.6 million from common stock to additional paid-in capital, which is the product of the number of shares issued and outstanding and the difference between the old par value of $1 and new par value of $0.10, or $0.90.
     Effective January 7, 2011, the Corporation implemented a one-for-fifteen reverse stock split of all outstanding shares of its common stock. At the Corporation’s Special Meeting of Stockholders held on August 24, 2010, stockholders approved an amendment to the Corporation’s Restated Articles of Incorporation to implement a reverse stock split at a ratio, to be determined by the board in its sole discretion, within the range of one new share of common stock for 10 old shares and one new share for 20 old shares. As authorized, the board elected to effect a reverse stock split at a ratio of one-for-fifteen. The reverse stock split allowed the Corporation to regain compliance with listing standards of the New York Stock Exchange. The one-for-fifteen reverse stock split reduced the number of outstanding shares of common stock from 319,557,932 shares to 21,303,669 shares of common stock. All share and per share amounts included in these financial statements have been adjusted to retroactively reflect the 1-for-15 reverse stock split.
     Preferred Stock
     The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1, redeemable at the Corporation’s option subject to certain terms. This stock may be issued in series and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. As of December 31, 2010, the Corporation has five outstanding series of non-convertible non-cumulative preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% non-cumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E. The liquidation value per share is $25.
     In January 2009, in connection with the TARP Capital Purchase Program, established as part of the Emergency Economic Stabilization Act of 2008, the Corporation issued to the U.S. Treasury 400,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series F, $1,000 liquidation preference value per share. The Series F Preferred Stock had a call feature after three years. In connection with this investment, the Corporation also issued to the U.S. Treasury a 10-year warrant (the “Warrant”) to purchase 389,483 shares of the Corporation’s common stock at an exercise price of $154.05 per share. The Corporation registered the Series F Preferred Stock, the Warrant and the shares of common stock underlying the Warrant for sale under the Securities Act of 1933. The Corporation recorded in 2009 the total $400 million of the preferred shares and the Warrant at their relative fair values of $374.2 million and $25.8 million, respectively. On July 20, 2010, the Corporation issued 424,174 shares of a new series of preferred stock with a liquidation preference of $1,000 per share, Series G Preferred Stock, to the U.S. Treasury in exchange for all 400,000 shares of the Corporation’s Series F Preferred Stock, beneficially owned and held by the U.S. Treasury, and accrued dividends, as discussed below.
     Exchange Offer
     On August 30, 2010, the Corporation completed its offer to issue shares of its common stock in exchange for its outstanding Series A through E Preferred Stock, which resulted in the issuance of 15,134,347 new shares of common stock in exchange for 19,482,128 shares of preferred stock with an aggregate liquidation amount of $487 million, or 89% of the outstanding Series A through E preferred stock. In accordance with the terms of the Exchange Offer, the Corporation used a relevant price of $17.70 per share of its common stock and an exchange ratio of 55% of the preferred stock liquidation preference to determine the number of shares of its common stock issued in exchange for the tendered shares of Series A through E preferred stock. The fair value of the common stock was $6.00 per share, which was the price as of the expiration date of the exchange offer. The carrying (liquidation) value of the Series A through E preferred stock exchanged, or $487.1 million, was reduced and common stock and additional paid-in capital increased in the amount of the fair value of the common stock issued. The Corporation recorded the par amount of the shares issued as common stock ($0.10 per common share) or $1.5 million. The excess of the common stock fair value over the par amount, or $89.3 million,

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
was recorded in additional paid-in capital. The excess of the carrying amount of the shares of preferred stock over the fair value of the shares of common stock, or $385.4 million, was recorded as a reduction to accumulated deficit and an increase in earnings per common share computation.
     The results of the exchange offer with respect to Series A through E preferred stock were as follows:

					Aggregate
					liquidation
	Liquidation	Shares of preferred		Shares of preferred	preference after
	preference per	stock outstanding prior	Shares of preferred	stock outstanding	exchange (In	Shares of common stock
Title of Securities	share	to exchange	stock exchanged	after exchange	thousands)	issued
7.125% Noncumulative Perpetual Monthly Income Preferred Stock, Series A	$25	3,600,000	3,149,805	450,195	$11,255	2,446,872
8.35% Noncumulative Perpetual Monthly Income Preferred Stock, Series B	$25	3,000,000	2,524,013	475,987	11,900	1,960,736
7.40% Noncumulative Perpetual Monthly Income Preferred Stock, Series C	$25	4,140,000	3,679,389	460,611	11,515	2,858,265
7.25% Noncumulative Perpetual Monthly Income Preferred Stock, Series D	$25	3,680,000	3,169,408	510,592	12,765	2,462,098
7.00% Noncumulative Perpetual Monthly Income Preferred Stock, Series E	$25	7,584,000	6,959,513	624,487	15,612	5,406,376

		22,004,000	19,482,128	2,521,872	$63,047	15,134,347

     Dividends declared on the non-convertible non-cumulative preferred stock in 2009 and 2008 amounted to $23.5 million and $40.3 million, respectively. Consistent with the Corporation’s announcement in July 2009, no dividends have been declared during 2010. The Corporation is currently in the process of voluntarily delisting the remaining Series A through E preferred Stock from the New York Stock Exchange.
     Exchange Agreement with the U.S. Treasury
     On July 20, 2010, the Corporation issued $424.2 million Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series G (the “Series G Preferred Stock”), in exchange of the $400 million of Fixed Rate Cumulative Perpetual Preferred Stock, Series F (the “Series F Preferred Stock”), that the U.S. Treasury had acquired pursuant to the TARP Capital Purchase Program, and dividends accrued on such stock. A key benefit of this transaction was obtaining the right, under the terms of the new Series G Preferred Stock, to compel the conversion of this stock into shares of the Corporation’s common stock, provided that the Corporation meets a number of conditions, and by the Treasury and any subsequent holder at any time and, unless earlier converted, is automatically convertible into common stock on the seventh anniversary of issuance. On the seventh anniversary of issuance, each share of the Series G Preferred Stock will mandatorily convert into a number of shares of the Corporation’s common stock equal to a fraction, the numerator of which is $1,000 and the denominator of which is the market price of the Corporation’s common stock on the second trading day preceding the mandatory conversion date, provided, however, holders of the Series G Preferred Stock shall not be entitled to convert shares until the converting holder has first received any applicable regulatory approvals. As mentioned above, on August, 24, 2010, the Corporation obtained its stockholders’ approval to increase the number of authorized shares of common stock from 750 million to 2 billion and decrease the par value of its common stock from $1.00 to $0.10 per share. These approvals and the issuance of common stock in exchange for Series A through E preferred stock satisfy all but one of the substantive conditions to the Corporation’s ability to compel the conversion of the 424,174 shares of the new series of Series G Preferred Stock, issued to the U.S. Treasury. The other substantive condition to the Corporation’s ability to compel the conversion of the Series G Preferred Stock is the issuance of a minimum amount of additional capital, subject to terms, other than the price per share, reasonably acceptable to the U.S. Treasury in its sole discretion. On September 16, 2010, the Corporation filed a registration statement for a proposed underwritten offering of $500 million of its common stock with the SEC. Thereafter, it amended the registration statement to lower the size of the offering to $350 million as a result of the negotiation of an amendment to the exchange agreement with the U.S Treasury, as discussed below.
     The Corporation accounted for this transaction as an extinguishment of the previously issued Series F Preferred Stock. As a result, the Corporation recorded $424.2 million of the new Series G Preferred Stock, net of a $76.8 million discount and derecognized the carrying value of the Series F Preferred Stock. The excess of the carrying value of the Series F Preferred Stock over the fair value of the Series G Preferred Stock, or $33.6 million, was recorded as a reduction to accumulated deficit.
     During the fourth quarter of 2010, the U.S. Treasury agreed to a reduction from $500 million to $350 million in the size of the capital raise required to satisfy the remaining substantive condition to compel the conversion of the Series G Preferred Stock owned by the U.S. Treasury into shares of common stock. In connection with the negotiation of this reduction, the Corporation agreed to a reduction in the previously agreed upon discount of the liquidation preference of the Series G Preferred Stock from 35% to 25%, thus, increasing the number of shares of common stock into which the Series G Preferred Stock. Based on an initial conversion rate of

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
68.9465 shares of common stock for each share of Series G Preferred Stock(calculated by dividing $750, or a discount of 25% from the $1,000 liquidation preference per share of Series G Preferred Stock, by the initial conversion price of $10.878 per share, which is subject to adjustment), the number of shares into which the Series G Preferred Stock would be convertible would increase from 25.3 million to 29.2 million shares of common stock. As a result of the change in the discount, a non-cash adjustment of $11.3 million was recorded in the fourth quarter of 2010 as an acceleration of the Series G Preferred Stock discount accretion.
     The value of the base preferred stock component of the Series G Preferred Stock was determined using a discounted cash flow method and applying a discount rate. The cash flows, which consist of the sum of the discounted quarterly dividends plus the principal repayment, were discounted considering the Corporation’s credit rating. The short and long call options were valued using a Cox-Rubinstein binomial option pricing model-based methodology. The valuation methodology considered the likelihood of option conversions under different scenarios, and the valuation interactions of the various components under each scenario. The difference from the par amount of the Series G Preferred Stock is accreted to preferred stock over 7 years using the interest method with a corresponding adjustment to preferred dividends.
     The Series G Preferred Stock qualifies as Tier 1 regulatory capital. Cumulative dividends on the Series G Preferred Stock accrue on the liquidation preference on a quarterly basis at a rate of 5% per annum for the first five years, and thereafter at a rate of 9% per annum, but will only be paid when, as and if declared by the Corporation’s Board of Directors out of assets legally available therefore. The Series G Preferred Stock ranks pari passu with the Corporation’s existing Series A through E preferred stock in terms of dividend payments and distributions upon liquidation, dissolution and winding up of the Corporation. The exchange agreement relating to the issuance of the Series G Preferred Stock limits the payment of dividends on common stock, including limiting regular quarterly cash dividends to an amount not exceeding the last quarterly cash dividend paid per share, or the amount publicly announced (if lower), on common stock prior to October 14, 2008, which is $1.05 per share.
     Additionally, the Corporation issued an amended 10-year warrant (the “Warrant”) to the U.S. Treasury to purchase 389,483 shares of the Corporation’s common stock at an initial exercise price of $10.878 per share instead of the exercise price on the original warrant of $154.05 per share. The Warrant has a 10-year term and is exercisable at any time. The exercise price and the number of shares issuable upon exercise of the Warrant are subject to certain anti-dilution adjustments. The Corporation evaluated the fair market value of the new warrant and recognized a $1.2 million increase in value due to the difference between the fair market value of the new and the old warrant as an increase to additional paid-in capital and an increase to the accumulated deficit. The Cox-Rubinstein binomial model was used to estimate the value of the Warrant.
     The possible future issuance of equity securities through the exercise of the Warrant could affect the Corporation’s current stockholders in a number of ways, including by:
     • diluting the voting power of the current holders of common stock (the shares underlying the warrant represent approximately 2% of the Corporation’s shares of common stock as of December 31, 2010);
     • diluting the earnings per share and book value per share of the outstanding shares of common stock; and
     • making the payment of dividends on common stock more expensive.
     As mentioned above, on July 30, 2009, the Corporation announced the suspension of dividends for common and all its outstanding series of preferred stock. This suspension was effective with the dividends for the month of August 2009 on the Corporation’s five outstanding series of non-cumulative preferred stock and dividends or the Corporation’s then outstanding Series F Preferred Stock and the Corporation’s common stock. Prior to any resumption of the payment of dividends on or repurchases of any of the remaining outstanding noncumulative preferred stock or common stock, the Corporation must comply with the terms of the Series G Preferred Stock. In addition, prior to the repurchase of any stock for cash, the Corporation must obtain the consent of the U.S. Treasury under certain circumstances.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock repurchase plan and treasury stock
     The Corporation has a stock repurchase program under which, from time to time, it repurchases shares of common stock in the open market and holds them as treasury stock. No shares of common stock were repurchased during 2010 and 2009 by the Corporation. As of December 31, 2010 and December 31, 2009, of the total amount of common stock repurchased in prior years, 659,853 shares were held as treasury stock and were available for general corporate purposes.
Legal surplus
     The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to legal surplus until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus account from the retained earnings account are not available for distribution to the stockholders.
Note 24 — Employees’ Benefit Plan
     FirstBank provides contributory retirement plans pursuant to Section 1165(e) of the Puerto Rico Internal Revenue Code for Puerto Rico employees and Section 401(k) of the U.S. Internal Revenue Code for U.S.Virgin Islands and U.S. employees (the “Plans”). All employees are eligible to participate in the Plans after three months of service for purposes of making elective deferral contributions and one year of service for purposes of sharing in the Bank’s matching, qualified matching and qualified nonelective contributions. Under the provisions of the Plans, the Bank contributes 25% of the first 4% of the participant’s compensation contributed to the Plans on a pre-tax basis. Participants are permitted to contribute up to $9,000 for 2009 and 2010, $10,000 for 2011 and 2012 and $12,000 beginning on January 1, 2013 ($16,500 for 2010 for U.S.V.I. and U.S. employees). Additional contributions to the Plans are voluntarily made by the Bank as determined by its Board of Directors. The Bank had a total plan expense of $0.6 million for the year ended December 31, 2010, $1.6 million for 2009 and $1.5 million for 2008.
     In the past, FirstBank Florida provided a contributory retirement plan pursuant to Section 401(k) of the U.S. Internal Revenue Code for its U.S. employees (the “Plan”). All employees were eligible to participate in the Plan after six months of service. Under the provisions of the Plan, FirstBank Florida contributed 100% of the first 3% of the participant’s contribution and 50% of the next 2% of a participant’s contribution up to a maximum of 4% of the participant’s compensation. Effective July 1, 2009, the operations conducted by FirstBank Florida as a separate entity were merged with and into FirstBank Puerto Rico, the Plan sponsor. As a result of the merger, the retirement plan provided by FirstBank Florida was merged with and into the FirstBank Plan on April 29, 2010 and all assets of the FirstBank Florida 401(k) plan totaling approximately $2.2 million were transferred to the FirstBank Plan. FirstBank Florida had total plan expenses of approximately $151,000 for 2009 and approximately $157,000 for 2008.
Note 25 — Other Non-interest Income
     A detail of other non-interest income follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Commissions and fees- broker-dealer related	$2,544	$469	$420
Insurance income	7,752	8,668	10,157
Other	18,092	17,893	18,150

Total	$28,388	$27,030	$28,727

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 26 — Other Non-interest Expenses
     A detail of other non-interest expenses follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Servicing and processing fees	$8,984	$10,174	$9,918
Communications	7,979	8,283	8,856
Supplies and printing	2,307	3,073	3,530
Core deposit intangible impairment	—	3,988	—
Other	20,974	18,824	19,670

Total	$40,244	$44,342	$41,974

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
     Under the PR Code, First BanCorp is subject to a maximum statutory tax rate of 39%. In 2009 the Puerto Rico Government approved Act No. 7 (the “Act”), to stimulate Puerto Rico’s economy and to reduce the Puerto Rico Government’s fiscal deficit. The Act imposes a series of temporary and permanent measures, including the imposition of a 5% surtax over the total income tax determined, which is applicable to corporations, among others, whose combined income exceeds $100,000, effectively resulting in an increase in the maximum statutory tax rate from 39% to 40.95% and an increase in the capital gain statutory tax rate from 15% to 15.75%. These temporary measures are effective for tax years that commenced after December 31, 2008 and before January 1, 2012. The PR Code also includes an alternative minimum tax of 22% that applies if the Corporation’s regular income tax liability is less than the alternative minimum tax requirements.
     The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through International Banking Entity (“IBE”) of the Bank (“FirstBank IBE”) and through the Bank’s subsidiary, FirstBank Overseas Corporation, in which the interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation. Under the Act, all IBE are subject to the special 5% tax on their net income not otherwise subject to tax pursuant to the PR Code. This temporary measure is also effective for tax years that commenced after December 31, 2008 and before January 1, 2012. FirstBank IBE and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico. IBEs that operate as a unit of a bank pay income taxes at normal rates to the extent that the IBEs’ net income exceeds 20% of the bank’s total net taxable income.
     On January 31, 2011, the Puerto Rico Government approved Act No. 1 which repealed the 1994 Code and established a new Puerto Rico Internal Revenue Code (the “2010 Code”). The provisions of the 2010 Code are generally applicable to taxable years commencing after December 31, 2010. The matters discussed above are equally applicable under the 2010 Code except that the maximum corporate tax rate has been reduced from 39% (40.95% for calendar years 2009,and 2010) to 30% (25% for taxable years commencing after December 31, 2013 if certain economic conditions are met by the Puerto Rico economy). Corporations are entitled to elect continue to determine its Puerto Rico income tax responsibility for such 5 year period under the provisions of the 1994 Code.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The components of income tax expense for the years ended December 31 are summarized below:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Current income tax (expense) benefit	$(3,935)	$11,520	$(7,121)
Deferred income tax (expense) benefit	(99,206)	(16,054)	38,853

Total income tax (expense) benefit	$(103,141)	$(4,534)	$31,732

     The differences between the income tax expense applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico were as follows:

	Year Ended December 31,
	2010		2009		2008
		% of		% of		% of
		Pre-Tax		Pre-Tax		Pre-Tax
	Amount	Income	Amount	Income	Amount	Income
	(Dollars in thousands)
Computed income tax at statutory rate	$172,468	40.95%	$110,832	40.95%	$(30,500)	(39.0)%
Federal and state taxes	(286)	0.0%	(311)	(0.1)%	—	0.0%
Benefit of net exempt income	10,130	2.4%	52,293	19.3%	49,799	63.7%
Deferred tax valuation allowance	(265,501)	(63.0)%	(184,397)	(68.1)%	(2,446)	(3.1)%
Net operating loss carry forward	—	0.0%	—	0.0%	(402)	(0.5)%
Reversal of Unrecognized Tax Benefits	—	0.0%	18,515	6.8%	10,559	13.5%
Settlement payment — closing agreement	—	0.0%	—	0.0%	5,395	6.9%
Non-tax deductible expenses	(6,302)	(1.5)%	(7,648)	(2.8)%	(3,156)	(4.0)%
Other-net	(13,650)	(3.3)%	6,182	2.3%	2,483	3.2%

Total income tax (provision) benefit	$(103,141)	(24.5)%	$(4,534)	(1.7)%	$31,732	40.7%

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of the Corporation’s deferred tax assets and liabilities as of December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
	(In thousands)
Deferred tax asset:
Allowance for loan and lease losses	$213,044	$212,933
Unrealized losses on derivative activities	472	1,028
Deferred compensation	76	41
Legal reserve	312	500
Reserve for insurance premium cancellations	490	649
Net operating loss and donation carryforward available	219,963	68,572
Impairment on investments	4,492	4,622
Tax credits available for carryforward	3,629	3,838
Realized loss on investments	136	142
Settlement payment — closing agreement	7,313	7,313
Unrealized loss on REO valuation	9,652	6,010
Other reserves and allowances	8,605	6,655

Deferred tax asset	468,184	312,303

Deferred tax liability:
Unrealized gain on available-for-sale securities, net	5,348	4,609
Differences between the assigned values and tax bases of assets and liabilities recognized in purchase business combinations	2,762	3,015
Unrealized gain on other investments	486	468
Other	4,560	3,342

Deferred tax liability	13,156	11,434

Valuation allowance	(445,759)	(191,672)

Deferred income taxes, net	$9,269	$109,197

     For 2010, the Corporation recorded an income tax expense of $103.1 million compared to an income tax expense of $4.5 million for 2009. The income tax expense for 2010 is mainly related to an incremental $93.7 million non-cash charge in the fourth quarter of 2010 to the valuation allowance of the Bank’s deferred tax asset. As of December 31, 2010, the deferred tax asset, net of a valuation allowance of $445.8 million, amounted to $9.3 million compared to $109.2 million as of December 31, 2009. The decrease was mainly associated with the aforementioned $93.7 million charge to increase the valuation allowance of the Bank’s deferred tax asset.
     Accounting for income taxes requires that companies assess whether a valuation allowance should be recorded against their deferred tax asset based on the consideration of all available evidence, using a “more likely than not” realization standard. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. In making such assessment, significant weight is to be given to evidence that can be objectively verified, including both positive and negative evidence. The accounting for income taxes guidance requires the consideration of all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of the reversal of temporary differences and carryforwards, taxable income in carryback years and tax planning strategies. In estimating taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance, and recognizes tax benefits only when deemed probable of realization.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In assessing the weight of positive and negative evidence, a significant negative factor that resulted in increases of the valuation allowance was that the Corporation’s banking subsidiary, FirstBank Puerto Rico, continues in a three-year historical cumulative loss position as of the end of the year 2010, mainly as a result of charges to the provision for loan and lease losses as a result of the economic downturn and has projected to be in a loss position in 2011. As of December 31, 2010, management concluded that $9.3 million of the net deferred tax asset will be realized. The Corporation’s deferred tax assets for which it has not established a valuation allowance relate to profitable subsidiaries and to amounts that can be realized through future reversals of existing taxable temporary differences. To the extent the realization of a portion, or all, of the tax asset becomes “more likely than not” based on changes in circumstances (such as, improved earnings, changes in tax laws or other relevant changes), a reversal of that portion of the deferred tax asset valuation allowance will then be recorded.
     The tax effect of the unrealized holding gain or loss on securities available-for-sale, excluding that on securities held by the Corporation’s international banking entities which is exempt, was computed based on a 15% capital gain tax rate, and is included in accumulated other comprehensive income as part of stockholders’ equity.
     At December 31, 2010, the Corporation’s gross deferred tax asset related to loss and other carry-forwards was $224.9 million. This was comprised of net operating loss carry-forward of $219.2 million, which will begin expiring in 2019, an alternative minimum tax credit carry-forward of $1.3 million, an extraordinary tax credit carryover of $3.6 million, and a charitable contribution carry-forward of $0.8 million which will begin expiring in 2013.
     The FASB guidance prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken on income tax returns. Under the authoritative accounting guidance, income tax benefits are recognized and measured based upon a two-step model: 1) a tax position must be more likely than not to be sustained based solely on its technical merits in order to be recognized, and 2) the benefit is measured as the largest dollar amount of that position that is more likely than not to be sustained upon settlement. The difference between the benefit recognized in accordance with this model and the tax benefit claimed on a tax return is referred to as an UTB.
     During the second quarter of 2009, the Corporation reversed UTBs of $10.8 million and related accrued interest of $5.3 million due to the lapse of the statute of limitations for the 2004 taxable year. Also, in July 2009, the Corporation entered into an agreement with the Puerto Rico Department of the Treasury to conclude an income tax audit and to eliminate all possible income and withholding tax deficiencies related to taxable years 2005, 2006, 2007 and 2008. As a result of such agreement, the Corporation reversed during the third quarter of 2009 the remaining UTBs and related interest by approximately $2.9 million, net of the payment made to the Puerto Rico Department of the Treasury in connection with the conclusion of the tax audit. There were no UTBs outstanding as of December 31, 2010 and 2009.
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

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 28 — Lease Commitments
     As of December 31, 2010, certain premises are leased with terms expiring through the year 2036. The Corporation has the option to renew or extend certain leases beyond the original term. Some of these leases require the payment of insurance, increases in property taxes and other incidental costs. As of December 31, 2010, the obligation under various leases follows:

Amount
(In thousands)
2011	$8,600
2012	7,017
2013	5,401
2014	4,386
2015	3,623
2016 and later years	29,946

Total	$58,973

     Rental expense included in occupancy and equipment expense was $10.8 million in 2010 (2009 — $11.8 million; 2008 —$11.6 million).
Note 29 — Fair Value
Fair Value Option
     FASB authoritative guidance permits the measurement of selected eligible financial instruments at fair value.
     Medium-Term Notes
     The Corporation elected the fair value option for certain medium term notes that were hedged with interest rate swaps that were previously designated for fair value hedge accounting. As of December 31, 2010 and 2009, these medium-term notes with a principal balance of $15.4 million, had a fair value of $11.8 million and $13.4 million, respectively, recorded in notes payable. Interest paid/accrued on these instruments is recorded as part of interest expense and the accrued interest is part of the fair value of the notes. Electing the fair value option allows the Corporation to eliminate the burden of complying with the requirements for hedge accounting (e.g., documentation and effectiveness assessment) without introducing earnings volatility.
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

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
     For 2010, there have been no transfers into or out of Level 1 and Level 2 measurement of the fair value hierarchy.
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
     The following table presents the estimated fair value and carrying value of financial instruments as of December 31, 2010 and December 31, 2009.

	Total Carrying		Total Carrying
	Amount in		Amount in
	Statement of		Statement of
	Financial	Fair Value	Financial	Fair Value
	Condition	Estimated	Condition	Estimated
	12/31/2010	12/31/2010	12/31/2009	12/31/2009
	(In thousands)
Assets:
Cash and due from banks and money market investments	$370,283	$370,283	$704,084	$704,084
Investment securities available for sale	2,744,453	2,744,453	4,170,782	4,170,782
Investment securities held to maturity	453,387	476,516	601,619	621,584
Other equity securities	55,932	55,932	69,930	69,930
Loans held for sale	300,766	300,766	20,775	20,775
Loans, held for investment	11,655,436		13,928,451
Less: allowance for loan and lease losses	(553,025)		(528,120)

Loans held for investment, net of allowance	11,102,411	10,581,221	13,400,331	12,790,235

Derivatives, included in assets	1,905	1,905	5,936	5,936

Liabilities:
Deposits	12,059,110	12,207,613	12,669,047	12,801,811
Loans payable	—	—	900,000	900,000
Securities sold under agreements to repurchase	1,400,000	1,513,338	3,076,631	3,242,110
Advances from FHLB	653,440	677,866	978,440	1,025,605
Notes Payable	26,449	24,909	27,117	25,716
Other borrowings	231,959	71,488	231,959	80,267
Derivatives, included in liabilities	6,701	6,701	6,467	6,467

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Corporation has elected the fair value option, are summarized below:

	As of December 30, 2010				As of December 31, 2009
	Fair Value Measurements Using				Fair Value Measurements Using
				Assets / Liabilities				Assets / Liabilities
(In thousands)	Level 1	Level 2	Level 3	at Fair Value	Level 1	Level 2	Level 3	at Fair Value
Assets:
Securities available for sale :
Equity securities	$59	$—	$—	$59	$303	$—	$—	$303
U.S. Treasury Securities	608,714	—	—	608,714	—	—	—	—
Non-callable U.S. agency debt	304,257	—	—	304,257	—	—	—	—
Callable U.S. agency debt and MBS	—	1,622,265	—	1,622,265	—	3,949,799	—	3,949,799
Puerto Rico Government Obligations	—	134,165	2,676	136,841	—	136,326	—	136,326
Private label MBS	—	—	72,317	72,317	—	—	84,354	84,354
Derivatives, included in assets:
Interest rate swap agreements	—	351	—	351	—	319	—	319
Purchased interest rate cap agreements	—	1	—	1	—	224	4,199	4,423
Purchased options used to manage exposure to the stock market on embeded stock indexed options	—	1,553	—	1,553	—	1,194	—	1,194
Liabilities:								—
Medium-term notes	—	11,842	—	11,842	—	13,361	—	13,361
Derivatives, included in liabilities:
Interest rate swap agreements		5,192	—	5,192	—	5,068	—	5,068
Written interest rate cap agreements	—	1	—	1	—	201	—	201
Embedded written options on stock index deposits and notes payable	—	1,508	—	1,508	—	1,198	—	1,198

Changes in Fair Value for the Year Ended December
31, 2010, for items Measured at Fair Value
Pursuant to Election of the Fair Value Option
Unrealized Gains and Interest Expense
(In thousands)	included in Current-Period Earnings (1)
Medium-term notes	670

$670

(1)	Changes in fair value for the year ended December 31, 2010 include interest expense on medium-term notes of $0.8 million. Interest expense on medium-term notes that have been elected to be carried at fair value are recorded in interest expense in the Consolidated Statement of (Loss) Income based on their contractual coupons.

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
     The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2010, 2009 and 2008.

	Total Fair Value Measurements		Total Fair Value Measurements		Total Fair Value Measurements
	(Year Ended December 31, 2010)		(Year Ended December 31, 2009)		(Year Ended December 31, 2008)
Level 3 Instruments Only		Securities		Securities		Securities
(In thousands)	Derivatives(1)	Available For Sale(2)	Derivatives(1)	Available For Sale(2)	Derivatives(1)	Available For Sale(2)
Beginning balance	$4,199	$84,354	$760	$113,983	$5,102	$133,678
Total gains or (losses) (realized/unrealized):
Included in earnings	(1,152)	(582)	3,439	(1,270)	(4,342)	—
Included in other comprehensive income	—	5,613	—	(2,610)	—	(1,830)
New instruments acquired	—	2,584	—	—	—	—
Principal repayments and amortization	—	(16,976)	—	(25,749)	—	(17,865)
Other (1)	(3,047)	—	—	—	—	—

Ending balance	$—	$74,993	$4,199	$84,354	$760	$113,983

(1)	Amounts related to the valuation of interest rate cap agreements. The counterparty to these interest rate cap agreements failed on April 30, 2010 and was acquired by another financial institution through an FDIC assisted transaction. The Corporation currently has a claim with the FDIC.

(2)	Amounts mostly related to certain private label mortgage-backed securities.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The table below summarizes changes in unrealized gains and losses recorded in earnings for the years ended December 31, 2010, 2009 and 2008 for Level 3 assets and liabilities that are still held at the end of each year.

	Changes in Unrealized Losses	Changes in Unrealized Gains (Losses)		Changes in Unrealized Losses
	(Year Ended December 31, 2010)	(Year Ended December 31, 2009)		(Year Ended December 31, 2008)
	Securities		Securities		Securities
Level 3 Instruments Only	Available		Available		Available
(In thousands)	For Sale	Derivatives	For Sale	Derivatives	For Sale
Changes in unrealized losses relating to assets still held at reporting date(1):
Interest income on loans	$—	$45	$—	$(59)	$—
Interest income on investment securities	—	3,394	—	(4,283)	—
Net impairment losses on investment securities (credit component)	(582)	—	(1,270)	—	—

	$(582)	$3,439	$(1,270)	$(4,342)	$—

(1)	Unrealized gain of $5.6 million was recognized on Level 3 available-for-sale securities as part of other comprehensive income for the year ended December 31, 2010, while unrealized losses of $2.6 million and $1.8 million were recognized for the years ended December 31, 2009 and 2008, respectively.
     Additionally, fair value is used on a non-recurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost-or-market accounting (e.g., loans held for sale carried at the lower of cost or fair value and repossessed assets) or write-downs of individual assets (e.g., goodwill, loans).
     As of December 31, 2010, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

				Losses recorded for
	Carrying value as of December 31, 2010			the Year Ended
	Level 1	Level 2	Level 3	December 31, 2010
	(In thousands)
Loans receivable (1)	$—	$—	$1,261,612	$273,243
Other Real Estate Owned (2)	—	—	84,897	15,661
Loans held for sale (3)	—	19,148	281,618	103,536

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral. The fair values are derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g. absorption rates), which are not market observable.

(2)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates), which are not market observable. Losses are related to market valuation adjustments after the transfer from the loan to the OREO portfolio.

(3)	Fair value is primarily derived from quotations based on the mortgage-backed securities market for level 2 assets. Level 3 loans held for sale are associated with the $447 million loans transferred to held for sale during the fourth quarter of 2010 recorded at a value of $281.6 million, or the sales price established for these loans by agreement entered into in February 2011. The Corporation completed the sale of substaintially all of these loans on February 16, 2011. See Note 36.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     As of December 31, 2009, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

				Losses recorded for
	Carrying value as of December 31, 2009			the Year Ended
	Level 1	Level 2	Level 3	December 31, 2009
	(In thousands)
Loans receivable (1)	$—	$—	$1,103,069	$144,024
Other Real Estate Owned (2)	—	—	69,304	8,419
Core deposit intangible (3)	—	—	6,683	3,988
Loans held for sale (4)	—	20,775	—	58

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral. The fair values are derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g. absorption rates), which are not market observable.

(2)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates), which are not market observable. Losses are related to market valuation adjustments after the transfer from the loan to the Other Real Estate Owned (“OREO”) portfolio.

(3)	Amount represents core deposit intangible of First Bank Florida. The impairment was generally measured based on internal information about decreases in the base of core deposits acquired upon the acquisition of First Bank Florida.

(4)	Fair value is primarily derived from quotations based on the mortgage-backed securities market.
     As of December 31, 2008, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

				Losses recorded for
	Carrying value as of December 31, 2008			the Year Ended
	Level 1	Level 2	Level 3	December 31, 2008
	(In thousands)
Loans receivable (1)	$—	$—	$209,900	$51,037
Other Real Estate Owned (2)	—	—	37,246	7,698

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral. The fair values are derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g. absorption rates), which are not market observable.

(2)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates), which are not market observable. Valuation allowance is based on market valuation adjustments after the transfer from the loan to the OREO portfolio.
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

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Private label MBS are collateralized by fixed-rate mortgages on single-family residential properties in the United States; the interest rate on the securities is variable, tied to 3-month LIBOR and limited to the weighted-average coupon of the underlying collateral. The market valuation represents the estimated net cash flows over the projected life of the pool of underlying assets applying a discount rate that reflects market observed floating spreads over LIBOR, with a widening spread bias on a nonrated security. The market valuation is derived from a model that utilizes relevant assumptions such as prepayment rate, default rate, and loss severity on a loan level basis. The Corporation modeled the cash flow from the fixed-rate mortgage collateral using a static cash flow analysis according to collateral attributes of the underlying mortgage pool (i.e. loan term, current balance, note rate, rate adjustment type, rate adjustment frequency, rate caps, others) in combination with prepayment forecasts obtained from a commercially available prepayment model (ADCO). The variable cash flow of the security is modeled using the 3-month LIBOR forward curve. Loss assumptions were driven by the combination of default and loss severity estimates, taking into account loan credit characteristics (loan-to-value, state, origination date, property type, occupancy loan purpose, documentation type, debt-to-income ratio, other) to provide an estimate of default and loss severity. Refer to Note 1 and Note 4 for additional information about assumptions used in the valuation of private label MBS.
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
Loans receivable, including loans held for sale
     The fair value of loans held for investment and for residential loans held for sale was estimated using discounted cash flow analyses, based on interest rates currently being offered for loans with similar terms and credit quality and with adjustments that the Corporation’s management believes a market participant would consider in determining fair value. Loans were classified by type such as commercial, residential mortgage, and automobile. These asset categories were further segmented into fixed- and adjustable-rate categories. The fair values of performing fixed-rate and adjustable-rate loans were calculated by discounting expected cash flows through the estimated maturity date. Loans with no stated maturity, like credit lines, were valued at book value. Prepayment assumptions were considered for non-residential loans. For residential mortgage loans, prepayment estimates were based on recent historical prepayment experience of the Corporation’s residential mortgage portfolio. Discount rates were based on the Treasury and LIBOR/Swap Yield Curves at the date of the analysis, and included appropriate adjustments for expected credit losses and liquidity. For impaired collateral dependent loans, the impairment was primarily measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observable transactions involving similar assets in similar locations. For construction, commercial mortgage and commercial loans transferred to held for sale during the fourth quarter of 2010, the fair value equals the established sales price of these loans. The Corporation completed the sale of substantially all of these loans on February 16, 2011.
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

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The estimated fair value of total deposits excludes the fair value of core deposit intangibles, which represent the value of the customer relationship measured by the value of demand deposits and savings deposits that bear a low or zero rate of interest and do not fluctuate in response to changes in interest rates.
     The fair value of brokered CDs, which are included within deposits, is determined using discounted cash flow analyses over the full term of the CDs. The valuation uses a “Hull-White Interest Rate Tree” approach, an industry-standard approach for valuing instruments with interest rate call options. The fair value of the CDs is computed using the outstanding principal amount. The discount rates used are based on US dollar LIBOR and swap rates. At-the-money implied swaption volatility term structure (volatility by time to maturity) is used to calibrate the model to current market prices. The fair value does not incorporate the risk of nonperformance, since interests in brokered CDs are generally sold by brokers in amounts of less than $100,000 and, therefore, insured by the FDIC.
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
Derivative instruments
     The fair value of most of the derivative instruments is based on observable market parameters and takes into consideration the credit risk component of paying counterparties when appropriate, except when collateral is pledged. That is, on interest rate swaps, the credit risk of both counterparties is included in the valuation; and, on options and caps, only the seller’s credit risk is considered. The “Hull-White Interest Rate Tree” approach is used to value the option components of derivative instruments, and discounting of the cash flows is performed using US dollar LIBOR-based discount rates or yield curves that account for the industry sector and the credit rating of the counterparty and/or the Corporation. Derivatives include interest rate swaps used for protection against rising interest rates and, prior to June 30, 2009, included interest rate swaps to economically hedge brokered CDs and medium-term notes. For these interest rate swaps, a credit component was not considered in the valuation since the Corporation has fully collateralized with investment securities any mark to market loss with the counterparty and, if there were market gains, the counterparty had to deliver collateral to the Corporation.
     Certain derivatives with limited market activity, as is the case with derivative instruments named as “reference caps,” were valued using models that consider unobservable market parameters (Level 3). Reference caps were used mainly to hedge interest rate risk inherent in private label MBS, thus were tied to the notional amount of the underlying fixed-rate mortgage loans originated in the United States. The counterparty to these derivative instruments failed on April 30, 2010. The Corporation currently has a claim with the FDIC and the exposure to fair value of $3.0 million was recorded as an accounts receivable. In the past, significant inputs used for the fair value determination consisted of specific characteristics such as information used in the prepayment model which follow the amortizing schedule of the underlying loans, which is an unobservable input. The valuation model uses the Black formula, which is a benchmark standard in the financial industry. The Black formula is similar to the Black-Scholes formula for valuing stock options except that the spot price of the underlying is replaced by the forward price. The Black formula uses as inputs the strike price of the cap, forward LIBOR rates, volatility estimates and discount rates to estimate the option value. LIBOR rates and swap rates are obtained from Bloomberg L.P. (“Bloomberg”) every day and build a zero coupon curve based on the Bloomberg LIBOR/Swap curve. The discount factor is then calculated from the zero coupon curve. The cap is the sum of all caplets. For each caplet, the rate is reset at the beginning of each reporting period and payments are made at the end of each period. The cash flow of each caplet is then discounted from each payment date.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments resulted in an unrealized gain of approximately $0.8 million as of December 31, 2010, of which an unrealized gain of $0.3 million was recorded in 2010, an unrealized loss of $1.9 million was recorded in 2009 and an unrealized gain of $1.5 million was recorded in 2008.
Term notes payable
     The fair value of term notes is determined using a discounted cash flow analysis over the full term of the borrowings. This valuation also uses the “Hull-White Interest Rate Tree” approach to value the option components of the term notes. The model assumes that the embedded options are exercised economically. The fair value of medium-term notes is computed using the notional amount outstanding. The discount rates used in the valuations are based on US dollar LIBOR and swap rates. At-the-money implied swaption volatility term structure (volatility by time to maturity) is used to calibrate the model to current market prices and value the cancellation option in the term notes. For the medium-term notes, the credit risk is measured using the difference in yield curves between swap rates and a yield curve that considers the industry and credit rating of the Corporation as issuer of the note at a tenor comparable to the time to maturity of the note and option. The net gain from fair value changes attributable to the Corporation’s own credit to the medium-term notes for which the Corporation has elected the fair value option amounted to $1.1 million for 2010, compared to an unrealized loss of $3.1 million for 2009 and an unrealized gain of $4.1 million for 2008. The cumulative mark-to-market unrealized gain on the medium-term notes, since measured at fair value, attributable to credit risk amounted to $3.7 million as of December 31, 2010.
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

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 30 — Supplemental Cash Flow Information
     Supplemental cash flow information follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Cash paid for:
Interest on borrowings	$358,294	$494,628	$687,668
Income tax	1,248	7,391	3,435

Non-cash investing and financing activities:
Additions to other real estate owned	113,997	98,554	61,571
Additions to auto repossessions	77,754	80,568	87,116
Capitalization of servicing assets	6,607	6,072	1,559
Loan securitizations	217,257	305,378	—
Non-cash acquisition of mortgage loans that previously served as collateral of a commercial loan to a local financial institution	—	205,395	—
Loans held for investment transferred to held for sale	281,618	—	—
Change in par value of common stock	5,552	—	—
Preferred Stock exchanged for new common stock issued:
Preferred stock exchanged (Series A through E)	476,192	—	—
New common stock issued	90,806	—	—
Series F preferred stock exchanged for Series G preferred stock:
Preferred stock exchanged (Series F)	378,408	—	—
New Series G preferred stock issued	347,386	—	—
Fair value adjustment on amended common stock warrant	1,179	—	—
     On January 28, 2008, the Corporation completed the acquisition of Virgin Islands Community Bank (“VICB”), with operations in St. Croix, U.S. Virgin Islands, at a purchase price of $2.5 million. The Corporation acquired cash of approximately $7.7 million from VICB.
Note 31 — Commitments and Contingencies
     The following table presents a detail of commitments to extend credit, standby letters of credit and commitments to sell loans:

	December 31,
	2010	2009
	(In thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
To originate loans	$189,437	$255,598
Unused personal lines of credit	32,230	33,313
Commercial lines of credit	390,171	1,187,004
Commercial letters of credit	71,641	48,944

Standby letters of credit	84,338	103,904

Commitments to sell loans	92,147	13,158
     The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. Management

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
uses the same credit policies and approval process in entering into commitments and conditional obligations as it does for on-balance sheet instruments.
     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. There have been no significant or unexpected draws on existing commitments. Included in commitments to extend credit is a $50.0 million participation in a loan extended for the construction of a resort facility in Puerto Rico. The Corporation does not expect to disburse this commitment until 2012. In the case of credit cards and personal lines of credit, the Corporation can cancel the unused credit facility, at any time and without cause. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with its prospective borrowers. The amount of any collateral obtained if deemed necessary by the Corporation upon an extension of credit is based on management’s credit evaluation of the borrower. Rates charged on loans that are finally disbursed are the rates being offered at the time the loans are closed; therefore, no fee is charged on these commitments.
     In general, commercial and standby letters of credit are issued to facilitate foreign and domestic trade transactions. Normally, commercial and standby letters of credit are short-term commitments used to finance commercial contracts for the shipment of goods. The collateral for these letters of credit includes cash or available commercial lines of credit. The fair value of commercial and standby letters of credit is based on the fees currently charged for such agreements, which, as of December 31, 2010 and 2009, was not significant.
     The Corporation obtained from GNMA, Commitment Authority to issue GNMA mortgage-backed securities. Under this program, for 2010, the Corporation securitized approximately $217.3 million of FHA/VA mortgage loan production into GNMA mortgage-backed securities.
     Lehman Brothers Special Financing, Inc. (“Lehman”) was the counterparty to the Corporation on certain interest rate swap agreements. During the third quarter of 2008, Lehman failed to pay the scheduled net cash settlement due to the Corporation, which constituted an event of default under those interest rate swap agreements. The Corporation terminated all interest rate swaps with Lehman and replaced them with other counterparties under similar terms and conditions. In connection with the unpaid net cash settlement due as of December 31, 2010 under the swap agreements, the Corporation has an unsecured counterparty exposure with Lehman, which filed for bankruptcy on October 3, 2008, of approximately $1.4 million. This exposure was reserved in the third quarter of 2008. The Corporation had pledged collateral of $63.6 million with Lehman to guarantee its performance under the swap agreements in the event payment there under was required. The book value of pledged securities with Lehman as of December 31, 2010 amounted to approximately $64.5 million.
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
     During February 2010, Barclays filed a motion with the court requesting that the Corporation’s claim be dismissed on the grounds that the allegations of the complaint are not sufficient to justify the granting of the remedies therein sought. Shortly thereafter, the Corporation filed its opposition motion. A hearing on the motions was held in court on April 28, 2010. The court, on that date, after hearing the arguments by both sides, concluded that the Corporation’s equitable-based causes of action, upon which the return of the investment securities is being demanded, contain allegations that sufficiently plead facts warranting the denial of Barclays’ motion to dismiss the Corporation’s claim. Accordingly, the judge ordered the case to proceed to trial. Subsequent to the court decision, the district court judge transferred the case to the Lehman bankruptcy court for trial. While the Corporation believes it has valid reasons to support its claim for the return of the securities, the Corporation may not succeed in its litigation against Barclays to recover all or a substantial portion of the securities. Upon such transfer, the Bankruptcy court began to entertain the pre-trial procedures including discovery of evidence. In this regard, an initial scheduling conference was held before the United States Bankruptcy Court for the Southern District of New York on November 17, 2010, at which time a proposed case management plan was approved. Discovery has commenced pursuant to that case management plan and is currently scheduled for completion by May 15, 2011, but this timing is subject to adjustment.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The Corporation uses various financial instruments, including derivatives, to manage the interest rate risk primarily for protection of rising interest rates in connection with private label MBS.
     The Corporation designates a derivative as a fair value hedge, cash flow hedge or as an economic undesignated hedge when it enters into the derivative contract. As of December 31, 2010 and 2009, all derivatives held by the Corporation were considered economic undesignated hedges. These undesignated hedges are recorded at fair value with the resulting gain or loss recognized in current earnings.
     The following summarizes the principal derivative activities used by the Corporation in managing interest rate risk:
Interest rate cap agreements — Interest rate cap agreements provide the right to receive cash if a reference interest rate rises above a contractual rate. The value increases as the reference interest rate rises. The Corporation enters into interest rate cap agreements for protection from rising interest rates. Specifically, the interest rate on certain of the Corporation’s commercial loans to other financial institutions is generally a variable rate limited to the weighted-average coupon of the referenced residential mortgage collateral, less a contractual servicing fee. During the second quarter of 2010, the counterparty for interest rate caps for certain private label MBS was taken over by the FDIC, which resulted in the immediate cancelation of all outstanding commitments, and as a result, interest rate caps with a notional amount of $108.2 million are no longer considered to be derivative financial instruments. The total exposure to fair value of $3.0 million related to such contracts was reclassified to an account receivable.
Interest rate swaps — Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of December 31, 2010, most of the interest rate swaps outstanding are used for protection against rising interest rates. In the past, interest rate swaps volume was much higher since they were used to convert fixed-rate brokered CDs (liabilities), mainly those with long-term maturities, to a variable rate to mitigate the interest rate risk inherent in variable rate loans. All of these interest rate swaps related to brokered CDs were called during 2009, in the face of lower interest rate levels, and, as a consequence, the Corporation exercised its call option on the swapped-to-floating brokered CDs. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.
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

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
characteristics that are not clearly and closely related to the economic characteristics of the host contract, it is bifurcated, carried at fair value, and designated as a trading or non-hedging derivative instrument.
     The following table summarizes the notional amounts of all derivative instruments as of December 31, 2010 and December 31, 2009:

	Notional Amounts
	As of	As of
	December 31,	December 31,
	2010	2009
	(In thousands)
Economic undesignated hedges:

Interest rate contracts:
Interest rate swap agreements used to hedge loans	$41,248	$79,567
Written interest rate cap agreements	71,602	102,521
Purchased interest rate cap agreements	71,602	228,384

Equity contracts:
Embedded written options on stock index deposits and notes payable	53,515	53,515
Purchased options used to manage exposure to the stock market on embedded stock index options	53,515	53,515

	$291,482	$517,502

     The following table summarizes the fair value of derivative instruments and the location in the statement of financial condition as of December 31, 2010 and 2009:

	Asset Derivatives			Liability Derivatives
		As of December 31,			As of December 31,
	Statement of	2010	2009	Statement of	2010	2009
	Financial Condition	Fair	Fair	Financial Condition	Fair	Fair
	Location	Value	Value	Location	Value	Value
	(In thousands)
Economic undesignated hedges:

Interest rate contracts:
Interest rate swap agreements used to hedge loans	Other assets	$351	$319	Accounts payable and other liabilities	$5,192	$5,068
Written interest rate cap agreements	Other assets	—	—	Accounts payable and other liabilities	1	201
Purchased interest rate cap agreements	Other assets	1	4,423	Accounts payable and other liabilities	—	—

Equity contracts:
Embedded written options on stock index deposits	Other assets	—	—	Interest-bearing deposits	—	14
Embedded written options on stock index notes payable	Other assets	—	—	Notes payable	1,508	1,184
Purchased options used to manage exposure to the stock market on embedded stock index options	Other assets	1,553	1,194	Accounts payable and other liabilities	—	—

		$1,905	$5,936		$6,701	$6,467

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table summarizes the effect of derivative instruments on the statement of income for the years ended December 31, 2010, 2009 and 2008:

		Gain or (Loss)
	Location of Gain or (Loss)	Year Ended December 31,
	Recognized in Income on Derivatives	2010	2009	2008
		(In thousands)
ECONOMIC UNDESIGNATED HEDGES:
Interest rate contracts:
Interest rate swap agreements used to hedge fixed-rate:
Brokered CDs	Interest expense - Deposits	$—	$(5,236)	$63,132
Notes payable	Interest expense - Notes payable and other borrowings	—	3	124
Loans	Interest income - Loans	(92)	2,023	(3,696)
Written and purchased interest rate cap agreements - mortgage-backed securities	Interest income - Investment securities	(1,136)	3,394	(4,283)
Written and purchased interest rate cap agreements - loans	Interest income - loans	(38)	102	(58)
Equity contracts:
Embedded written and purchased options on stock index deposits	Interest expense - Deposits	(2)	(85)	(276)
Embedded written and purchased options on stock index notes payable	Interest expense - Notes payable and other borrowings	51	(202)	268

Total (loss) gain on derivatives		$(1,217)	$(1)	$55,211

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

				Year ended December 31,
	2010			2009			2008
		Gain			Gain (Loss)			(Loss) Gain
	(Loss) gain	on liabilities	Net	Loss	on liabilities	Net	Gain	on liabilities	Net
(In thousands)	on Derivatives	measured at fair value	Gain	on Derivatives	measured at fair value	Gain (Loss)	on Derivatives	measured at fair value	Gain
Interest expense — Deposits	$(2)	$—	$(2)	$(5,321)	$8,696	$3,375	$62,856	$(54,199)	$8,657
Interest expense — Notes payable and Other Borrowings	51	1,519	1,570	(199)	(3,221)	(3,420)	392	4,165	4,557
     A summary of interest rate swaps as of December 31, 2010 and 2009 follows:

	As of	As of
	December 31,	December 31,
	2010	2009
	(Dollars in thousands)
Pay fixed/receive floating :
Notional amount	$41,248	$79,567
Weighted-average receive rate at period end	2.14%	2.15%
Weighted-average pay rate at period end	6.83%	6.52%
Floating rates range from 167 to 252 basis points over 3-month LIBOR
     As of December 31, 2010, the Corporation has not entered into any derivative instrument containing credit-risk-related contingent features.
Credit and Market Risk of Derivatives
     The Corporation uses derivative instruments to manage interest rate risk. By using derivative instruments, the Corporation is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the Corporation’s fair value gain in the derivative. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty owes the Corporation and, therefore, creates a credit risk for the Corporation. When the fair value of a derivative instrument contract is

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
negative, the Corporation owes the counterparty and, therefore, it has no credit risk. The Corporation minimizes the credit risk in derivative instruments by entering into transactions with reputable broker dealers (financial institutions) that are reviewed periodically by the Corporation’s Management’s Investment and Asset Liability Committee (MIALCO) and by the Board of Directors. The Corporation also maintains a policy of requiring that all derivative instrument contracts be governed by an International Swaps and Derivatives Association Master Agreement, which includes a provision for netting; most of the Corporation’s agreements with derivative counterparties include bilateral collateral arrangements. The bilateral collateral arrangement permits the counterparties to perform margin calls in the form of cash or securities in the event that the fair market value of the derivative favors either counterparty. The book value and aggregate market value of securities pledged as collateral for interest rate swaps as of December 31, 2010 was $40.6 million and $42.4 million, respectively (2009 — $52.5 million and $54.2 million, respectively). The Corporation has a policy of diversifying derivatives counterparties to reduce the risk that any counterparty will default.
     The Corporation has credit risk of $1.9 million (2009 — $5.9 million) related to derivative instruments with positive fair values. The credit risk does not consider the value of any collateral and the effects of legally enforceable master netting agreements. There was a loss of approximately $1.4 million, related to a counterparty that failed to pay a scheduled net cash settlement in 2008 (refer to Note 31 for additional information). There were no credit losses associated with derivative instruments recognized in 2010 or 2009. As of December 31, 2010, the Corporation had a total net interest settlement payable of $0.1 million (2009 — net interest settlement payable of $0.3 million) related to the swap transactions. The net settlements receivable and net settlements payable on interest rate swaps are included as part of “Other Assets” and “Accounts payable and other liabilities”, respectively, on the Consolidated Statements of Financial Condition.
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
     Note 33 — Segment Information
     Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of December 31, 2010, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States operations and Virgin Islands operations. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments.
     The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services for large customers represented by specialized and middle-market clients and the public sector. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and floor plan financings as well as other products such as cash management and business management services. The Mortgage Banking segment’s operations consist of the origination, sale and servicing of a variety of residential mortgage loans. The Mortgage Banking segment also acquires and sells mortgages in the secondary markets. In addition, the Mortgage Banking segment includes mortgage loans purchased from other local banks and mortgage bankers. The Consumer (Retail) Banking segment consists of the Corporation’s consumer lending and deposit-taking activities conducted mainly through its branch network and loan centers. The Treasury and Investments segment is responsible for the Corporation’s investment portfolio and treasury functions executed to manage and enhance liquidity. This segment lends funds to the Commercial and Corporate Banking, Mortgage Banking and Consumer (Retail) Banking segments to finance their lending activities and borrows from those segments and from the United States Operations segment. The Consumer (Retail) Banking and the United States Operations segments also lend funds to other segments. The interest rates charged or credited by Treasury and Investments, the Consumer (Retail) Banking and the United States Operations segments are allocated based on market rates. The difference between the allocated interest income or expense and the Corporation’s actual net interest income from centralized management of funding costs is reported in the Treasury and Investments segment. The United States operations segment consists of all banking activities conducted by FirstBank in the United States mainland, including commercial and retail banking services. The Virgin Islands operations segment consists of all banking activities conducted by the Corporation in the U.S. and British Virgin Islands, including commercial and retail banking services and insurance activities.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The following table presents information about the reportable segments (in thousands):

	Mortgage	Consumer	Commercial and	Treasury and	United States	Virgin Islands
(In thousands)	Banking	(Retail) Banking	Corporate	Investments	Operations	Operations	Total
For the year ended December 31, 2010:
Interest income	$155,058	$186,227	$233,335	$138,695	$51,784	$67,587	$832,686
Net (charge) credit for transfer of funds	(91,280)	7,255	(22,430)	97,436	9,019	—	—
Interest expense	—	(52,306)	—	(266,638)	(45,630)	(6,437)	(371,011)

Net interest income	63,778	141,176	210,905	(30,507)	15,173	61,150	461,675

Provision for loan and lease losses	(76,882)	(51,668)	(359,440)	—	(119,489)	(27,108)	(634,587)
Non-interest income	13,159	28,887	9,044	55,237	896	10,680	117,903
Direct non-interest expenses	(38,963)	(94,677)	(62,991)	(5,876)	(42,361)	(41,571)	(286,439)

Segment (loss) income	$(38,908)	$23,718	$(202,482)	$18,854	$(145,781)	$3,151	$(341,448)

Average earnings assets	$2,646,054	$1,601,581	$5,973,226	$4,846,430	$1,076,876	$975,915	$17,120,082

For the year ended December 31, 2009:
Interest income	$156,729	$199,580	$249,921	$251,949	$67,936	$70,459	$996,574
Net (charge) credit for transfer of funds	(117,486)	(5,160)	(61,990)	184,636	—	—	—
Interest expense	—	(60,661)	—	(342,161)	(65,360)	(9,350)	(477,532)

Net interest income	39,243	133,759	187,931	94,424	2,576	61,109	519,042
Provision for loan and lease losses	(29,717)	(46,198)	(290,081)	—	(188,651)	(25,211)	(579,858)
Non-interest income	8,497	31,992	5,706	84,369	1,460	10,240	142,264
Direct non-interest expenses	(32,314)	(95,337)	(44,874)	(7,416)	(37,704)	(45,364)	(263,009)

Segment (loss) income	$(14,291)	$24,216	$(141,318)	$171,377	$(222,319)	$774	$(181,561)

Average earnings assets	$2,654,504	$1,771,196	$6,313,356	$5,831,078	$1,449,878	$996,508	$19,016,520

For the year ended December 31, 2008:
Interest income	$156,577	$208,204	$304,978	$288,063	$95,043	$74,032	$1,126,897
Net (charge) credit for transfer of funds	(119,257)	16,034	(187,915)	291,138	—	—	—
Interest expense	—	(63,001)	—	(455,802)	(66,204)	(14,009)	(599,016)

Net interest income	37,320	161,237	117,063	123,399	28,839	60,023	527,881

Provision for loan and lease losses	(8,997)	(72,719)	(43,291)	—	(53,406)	(12,535)	(190,948)
Non-interest income (loss)	2,667	35,531	4,591	25,577	(3,570)	9,847	74,643
Direct non-interest expenses	(22,703)	(96,970)	(26,729)	(6,713)	(34,236)	(48,105)	(235,456)

Segment income (loss)	$8,287	$27,079	$51,634	$142,263	$(62,373)	$9,230	$176,120

Average earnings assets	$2,492,566	$1,826,193	$5,446,482	$5,583,181	$1,515,418	$942,052	$17,805,892

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table presents a reconciliation of the reportable segment financial information to the consolidated totals:

	Year Ended December 31,
	2010	2009	2008
		(In thousands)
Net (loss) income:
Total (loss) income for segments and other	$(341,448)	$(181,561)	$176,120
Other operating expenses	(79,719)	(89,092)	(97,915)

Income before income taxes	(421,167)	(270,653)	78,205
Income tax (expense) benefit	(103,141)	(4,534)	31,732

Total consolidated net (loss) income	$(524,308)	$(275,187)	$109,937

Average assets:
Total average earning assets for segments	$17,120,082	$19,016,520	$17,805,892
Average non-earning assets	750,960	790,702	702,064

Total consolidated average assets	$17,871,042	$19,807,222	$18,507,956

     The following table presents revenues and selected balance sheet data by geography based on the location in which the transaction is originated:

	2010	2009	2008
		(In thousands)
Revenues:
Puerto Rico	$810,623	$988,743	$1,026,188
United States	61,699	69,396	91,473
Virgin Islands	78,267	80,699	83,879

Total consolidated revenues	$950,589	$1,138,838	$1,201,540

Selected Balance Sheet Information:
Total assets:
Puerto Rico	$13,495,003	$16,843,767	$16,824,168
United States	1,133,971	1,716,694	1,619,280
Virgin Islands	964,103	1,067,987	1,047,820

Loans:
Puerto Rico	$10,070,078	$11,614,866	$10,601,488
United States	938,147	1,275,869	1,484,011
Virgin Islands	947,977	1,058,491	1,002,793

Deposits:
Puerto Rico(1)	$9,326,613	$10,497,646	$10,746,688
United States	1,834,788	1,252,977	1,243,754
Virgin Islands	897,709	918,424	1,066,988

(1)	For 2010, 2009, and 2008, includes $6.1 billion, $7.2 billion and $7.8 billion, respectively of brokered CDs allocated to the Puerto Rico operations.

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 34 — Litigations
     As of December 31, 2010, First BanCorp and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. Management believes that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position or results of operations.
Note 35 — First BanCorp (Holding Company Only) Financial Information
     The following condensed financial information presents the financial position of the Holding Company only as of December 31, 2010 and 2009, and the results of its operations and cash flows for the years ended on December 31, 2010, 2009 and 2008.
Statements of Financial Condition

	As of December 31,
	2010	2009
	(In thousands)
Assets
Cash and due from banks	$42,430	$55,423
Money market investments	—	300
Investment securities available for sale, at market:
Equity investments	59	303
Other investment securities	1,300	1,550
Investment in First Bank Puerto Rico, at equity	1,231,603	1,754,217
Investment in First Bank Insurance Agency, at equity	6,275	6,709
Investment in PR Finance, at equity	—	3,036
Investment in FBP Statutory Trust I	3,093	3,093
Investment in FBP Statutory Trust II	3,866	3,866
Other assets	5,395	3,194

Total assets	$1,294,021	$1,831,691

Liabilities & Stockholders’ Equity
Liabilities:
Other borrowings	$231,959	$231,959
Accounts payable and other liabilities	4,103	669

Total liabilities	236,062	232,628

Stockholders’ equity	1,057,959	1,599,063

Total liabilities and stockholders’ equity	$1,294,021	$1,831,691

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Statements of (Loss) Income

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Income:
Interest income on investment securities	$—	$—	$727
Interest income on other investments	1	38	1,144
Interest income on loans	—	—	—
Dividend from First Bank Puerto Rico	1,522	46,562	81,852
Dividend from other subsidiaries	1,400	1,000	4,000
Other income	209	496	408

	3,132	48,096	88,131

Expense:
Notes payable and other borrowings	6,956	8,315	13,947
Interest on funding to subsidiaries	—	—	550
(Recovery) provision for loan losses	—	—	(1,398)
Other operating expenses	2,645	2,698	1,961

	9,601	11,013	15,060

Net loss on investments and impairments	(603)	(388)	(1,824)

(Loss) Income before income taxes and equity in undistributed (losses) earnings of subsidiaries	(7,072)	36,695	71,247

Income tax provision	(8)	(6)	(543)

Equity in undistributed (losses) earnings of subsidiaries	(517,228)	(311,876)	39,233

Net (loss) income	(524,308)	(275,187)	109,937

Other comprehensive (loss) income, net of tax	(8,775)	(30,896)	82,653

Comprehensive (loss) income	$(533,083)	$(306,083)	$192,590

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(524,308)	$(275,187)	$109,937

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Recovery) provision for loan losses	—	—	(1,398)
Deferred income tax provision	8	3	543
Stock-based compensation recognized	71	71	7
Equity in undistributed losses (earnings) of subsidiaries	517,228	311,876	(39,233)
Net loss on sale of investment securities	—	—	—
Loss on impairment of investment securities	603	388	1,824
Accretion of discount on investment securities	—	—	(33)
Net (increase) decrease in other assets	(2,214)	3,399	(3,542)
Net increase (decrease) in other liabilities	3,434	(144)	245

Total adjustments	519,130	315,593	(41,587)

Net cash (used in) provided by operating activities	(5,178)	40,406	68,350

Cash flows from investing activities:
Capital contribution to subsidiaries	—	(400,000)	(37,786)
Principal collected on loans	—	—	3,995
Purchases of securities available for sale	—	—	—
Sales, principal repayments and maturity of available-for-sale and held-to-maturity securities	—	—	1,582
Other investing activities	—	—	—

Net cash used in investing activities	—	(400,000)	(32,209)

Cash flows from financing activities:
Repayments of purchased funds and other short-term borrowings	—	—	(1,450)
Exercise of stock options	—	—	53
Issuance of preferred stock	—	400,000	—
Cash dividends paid	—	(43,066)	(66,181)
Issuance costs of common stock issued in exchange for preferred stock Series A through E	(8,115)
Other financing activities	—	8	—

Net cash (used in) provided by financing activities	(8,115)	356,942	(67,578)

Net (decrease) increase in cash and cash equivalents	(13,293)	(2,652)	(31,437)

Cash and cash equivalents at the beginning of the year	55,723	58,375	89,812

Cash and cash equivalents at the end of the year	$42,430	$55,723	$58,375

Cash and cash equivalents include:
Cash and due form banks	$42,430	$55,423	$58,075
Money market investments	—	300	300

	$42,430	$55,723	$58,375

FIRST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
36 — Subsequent Events
     On February 16, 2011, the Corporation sold a loan portfolio consisting of performing and non-performing loans with an unpaid principal balance of $510.2 million and a net book value of $269.3 million, at a purchase price of $272.2 million, pursuant to an agreement entered into on February 9, 2011. The loans were sold to a new joint venture company (the “Joint Venture”) organized under the Laws of the Commonwealth of Puerto Rico and majority owned by PRLP Ventures LLC (“PRLP”), a company created by Goldman, Sachs & Co. and Caribbean Property Group (“CPG”), in exchange for $88.4 million in cash; a 35% interest in the Joint Venture, valued at $47.6 million; and $136 million representing seller financing provided by FirstBank, which has a 7-year maturity and bears variable interest at 30-day LIBOR plus 300 basis points and is secured by a pledge of all of the acquiring entity’s assets as well as the PRLP’s 65% ownership interest in the Joint Venture. The Joint Venture will engage CPG Island Servicing, LLC, an affiliate of CPG, to perform the servicing of the loans. CPG is expected to engage Archon Group, L.P. an affiliate of Goldman, Sachs and Co., to perform certain sub-servicing functions.
     FirstBank will additionally provide an $80 million advance facility to the Joint Venture to fund unfunded commitments and costs to complete projects under construction, of which $40 million were disbursed in the first quarter of 2011, and a $20 million working capital line of credit to fund certain expenses of the Joint Venture. These loans will bear variable interest at 30-day LIBOR plus 300 basis points.
     The Corporation has determined that the Joint Venture is a variable interest entity (“VIE”) in which the Corporation is not the primary beneficiary. Therefore, the Corporation does not intend to consolidate the Joint Venture with and into its financial statements. In determining the primary beneficiary of the VIE, the Corporation considered applicable guidance which requires the Corporation to qualitatively assess the determination of the primary beneficiary (or consolidator) of the VIE on whether it has both the power to direct the activities of the VIE, through voting rights or similar rights, that most significantly impact the entity’s economic performance; and the obligation to absorb losses of the VIE that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. As a creditor to the Joint Venture, the Corporation has certain rights related to the Joint Venture, however, these are intended to be protective in nature and do not provide the Corporation with the ability to manage the operations of the Joint Venture.
     The transfer of the financial assets will be accounted for as a sale in the first quarter of fiscal 2011 and the Corporation will recognize the $88 million received in cash, the $136 million note receivable and the $47.6 million investment in the Joint Venture; and de-recognize the loan portfolio sold.
     On February 18, 2011, the Corporation sold mortgage loans with an unpaid principal balance of $235.2 million to another financial institution in Puerto Rico. The Corporation recognized a gain of approximately $5.4 million associated with this transaction in the first quarter of 2011.
     On March 7, 2011, consistent with the Corporation’s deleverage strategy included in the Updated Capital Plan submitted to regulators in the first quarter of 2011, the Corporation sold approximately $326 million in U.S. Agency MBS that were intended to be held-to-maturity. The Corporation recognized a gain of approximately $18.6 million associated with this transaction during the first quarter of 2011. On April 8, 2011, the Corporation sold approximately $268 million in U.S. Agency MBS for which an approximate $20 million gain was recognized.
     The Corporation has performed an evaluation of all other events occurring subsequent to December 31, 2010; management has determined that there are no additional events occurring in this period that required disclosure in or adjustment to the accompanying financial statements.