Form 10-Q
period 2011-03-31
FIRST BANCORP /PR/
filed 2011-05-16
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
Common stock: 21,303,669 outstanding as of April 30, 2011.

FIRST BANCORP.
INDEX PAGE

Forward Looking Statements
     This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q or future filings by First BanCorp (the “Corporation”) with the Securities and Exchange Commission (“SEC”), in the Corporation’s press releases or in other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the word or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “should,” “anticipate” and similar expressions are meant to identify “forward-looking statements.”
     First BanCorp wishes to caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and represent First BanCorp’s expectations of future conditions or results and are not guarantees of future performance. First BanCorp advises readers that various factors could cause actual results to differ materially from those contained in any “forward-looking statement.” Such factors include, but are not limited to, the following:
•	uncertainty about whether the Corporation will be able to fully comply with the written agreement dated June 3, 2010 (the “Written Agreement”) that the Corporation entered into with the Federal Reserve Bank of New York (the “FED” or “Federal Reserve”) and the order dated June 2, 2010 (the “FDIC Order” and collectively with the Written Agreement, (the “Agreements”) that the Corporation’s banking subsidiary, FirstBank Puerto Rico (“FirstBank” or “the Bank”) entered into with the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (“OCIF”) that, among other things, require the Bank to attain certain capital levels and reduce its special mention, classified, delinquent and non-accrual assets;

•	uncertainty as to whether the Corporation will be able to issue $350 million of equity so as to meet the remaining substantive condition necessary to compel the United States Department of the Treasury (the “U.S. Treasury”) to convert into common stock the shares of the Corporation’s Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series G (the “Series G Preferred Stock”), that the Corporation issued to the U.S. Treasury;

•	uncertainty as to whether the Corporation will be able to complete any other future capital-raising efforts;

•	uncertainty as to the availability of certain funding sources, such as retail brokered certificates of deposit (“CDs”);

•	the Corporation’s reliance on brokered CDs and its ability to obtain, on a periodic basis, approval from the FDIC to issue brokered CDs to fund operations and provide liquidity in accordance with the terms of the Order;

•	the risk of not being able to fulfill the Corporation’s cash obligations or resume paying dividends to the Corporation’s stockholders due to the Corporation’s inability to receive approval from the FED to receive dividends from the Corporation’s banking subsidiary, FirstBank;

•	the risk of being subject to possible additional regulatory actions;

•	the strength or weakness of the real estate market and of the consumer and commercial credit sectors and their impact on the credit quality of the Corporation’s loans and other assets, including the construction and commercial real estate loan portfolios, which have contributed and may continue to contribute to, among other things, the high levels of non-performing assets, charge-offs and the provision expense and may subject the Corporation to further risk from loan defaults and foreclosures;

•	adverse changes in general economic conditions in the United States and in Puerto Rico, including the interest rate scenario, market liquidity, housing absorption rates, real estate prices and disruptions in the U.S. capital markets, which may reduce interest margins, impact funding sources and affect demand for all of the Corporation’s products and services and the value of the Corporation’s assets;

•	an adverse change in the Corporation’s ability to attract new clients and retain existing ones;

•	a decrease in demand for the Corporation’s products and services and lower revenues and earnings because of the continued recession in Puerto Rico and the current fiscal problems and budget deficit of the Puerto Rico government;

•	uncertainty about regulatory and legislative changes for financial services companies in Puerto Rico, the United States and the U.S. and British Virgin Islands, which could affect the Corporation’s financial performance and could cause the Corporation’s actual results for future periods to differ materially from prior results and anticipated or projected results;

•	uncertainty about the effectiveness of the various actions undertaken to stimulate the U.S. economy and stabilize the U.S. financial markets, and the impact such actions may have on the Corporation’s business, financial condition and results of operations;

•	changes in the fiscal and monetary policies and regulations of the federal government, including those determined by the Federal Reserve, the FDIC, government-sponsored housing agencies and local regulators in Puerto Rico and the U.S. and British Virgin Islands;

•	the risk of possible failure or circumvention of controls and procedures and the risk that the Corporation’s risk management policies may not be adequate;

•	the risk that the FDIC may further increase the deposit insurance premium and/or require special assessments to replenish its insurance fund, causing an additional increase in our non-interest expense;

•	the risk of not being able to recover the assets pledged to Lehman Brothers Special Financing, Inc.;

•	the impact on the Corporation’s results of operations and financial condition associated with acquisitions and dispositions;

•	a need to recognize additional impairments of financial instruments or goodwill relating to acquisitions;

•	the adverse effect of litigation;

•	risks that further downgrades in the credit ratings of the Corporation’s long-term senior debt will adversely affect the Corporation’s ability to make future borrowings;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) on our businesses, business practices and cost of operations;

•	general competitive factors and industry consolidation; and

•	the future dilution to holders of the Corporation’s common stock resulting from additional issuances of common stock or securities convertible into common stock.
     The Corporation does not undertake, and specifically disclaims any obligation, to update any of the “forward- looking statements” to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by the federal securities laws.
     Investors should refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of such factors and certain risks and uncertainties to which the Corporation is subject.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(In thousands, except for share information)	March 31, 2011	December 31, 2010
ASSETS

Cash and due from banks	$663,581	$254,723

Money market investments:
Federal funds sold	5,382	6,236
Time deposits with other financial institutions	1,355	1,346
Other short-term investments	202,976	107,978

Total money market investments	209,713	115,560

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	1,667,261	1,344,873
Other investment securities	1,056,906	1,399,580

Total investment securities available for sale	2,724,167	2,744,453

Investment securities held to maturity, at amortized cost:
Securities pledged that can be repledged	—	239,553
Other investment securities	—	213,834

Total investment securities held to maturity (2010-fair value of $476,516)	—	453,387

Other equity securities	99,060	55,932

Loans, net of allowance for loan and lease losses of $561,695 (2010 - $553,025)	10,528,080	11,102,411
Loans held for sale, at lower of cost or market	305,494	300,766

Total loans, net	10,833,574	11,403,177

Premises and equipment, net	206,863	209,014
Other real estate owned	91,948	84,897
Accrued interest receivable on loans and investments	55,580	59,061
Due from customers on acceptances	598	1,439
Other assets	219,006	211,434

Total assets	$15,104,090	$15,593,077

LIABILITIES

Deposits:
Non-interest-bearing deposits	$707,938	$668,052
Interest-bearing deposits	11,008,498	11,391,058

Total deposits	11,716,436	12,059,110

Securities sold under agreements to repurchase	1,400,000	1,400,000
Advances from the Federal Home Loan Bank (FHLB)	540,440	653,440
Notes payable (including $12,437 and $11,842 measured at fair value as of March 31, 2011 and December 31, 2010, respectively)	27,837	26,449
Other borrowings	231,959	231,959
Bank acceptances outstanding	598	1,439
Accounts payable and other liabilities	159,551	162,721

Total liabilities	14,076,821	14,535,118

Commitments and Contingencies (Note 22)

STOCKHOLDERS’ EQUITY

Preferred stock, authorized 50,000,000 shares: issued 22,828,174; outstanding 2,946,046; aggregate liquidation value of $487,221:
Fixed Rate Cumulative Mandatorily Convertible Preferred Stock: issued and outstanding 424,174 shares	363,677	361,962
Non-cumulative Perpetual Monthly Income Preferred Stock: issued 22,004,000 shares and outstanding 2,521,872 shares	63,047	63,047
Common stock, $0.10 par value, authorized 2,000,000,000 shares; issued 21,963,522 shares	2,196	2,196
Less: Treasury stock (at par value)	(66)	(66)

Common stock outstanding, 21,303,669 shares outstanding	2,130	2,130

Additional paid-in capital	319,483	319,459
Legal surplus	299,006	299,006
Accumulated deficit	(35,498)	(5,363)
Accumulated other comprehensive income, net of tax expense of $5,205 (December 31, 2010 - $5,351)	15,424	17,718

Total stockholders’equity	1,027,269	1,057,959

Total liabilities and stockholders’ equity	$15,104,090	$15,593,077

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)

	Quarter Ended
	March 31,	March 31,
(In thousands, except per share data)	2011	2010
Interest income:
Loans	$157,971	$177,433
Investment securities	22,623	43,119
Money market investments	309	436

Total interest income	180,903	220,988

Interest expense:
Deposits	54,059	65,966
Loans payable	—	2,177
Federal funds purchased and securities sold under agreements to repurchase	13,136	25,282
Advances from FHLB	4,745	7,694
Notes payable and other borrowings	2,684	3,006

Total interest expense	74,624	104,125

Net interest income	106,279	116,863

Provision for loan and lease losses	88,732	170,965

Net interest income (loss) after provision for loan and lease losses	17,547	(54,102)

Non-interest income:
Other service charges on loans	1,718	1,756
Service charges on deposit accounts	3,332	3,468
Mortgage banking activities	6,591	2,500
Net gain on sale of investments, net of impairments on equity securities	19,341	30,764
Other non-interest income	9,503	6,838

Total non-interest income	40,485	45,326

Non-interest expenses:
Employees’ compensation and benefits	30,439	31,728
Occupancy and equipment	15,250	14,851
Business promotion	2,664	2,205
Professional fees	5,137	5,287
Taxes, other than income taxes	3,255	3,821
Insurance and supervisory fees	15,177	18,518
Net loss on real estate owned (REO) operations	5,500	3,693
Other non-interest expenses	5,444	11,259

Total non-interest expenses	82,866	91,362

Loss before income taxes	(24,834)	(100,138)

Income tax expense	(3,586)	(6,861)

Net loss	$(28,420)	$(106,999)

Net loss attributable to common stockholders	$(35,437)	$(113,151)

Net loss per common share:

Basic	$(1.66)	$(18.34)

Diluted	$(1.66)	$(18.34)

Dividends declared per common share	$—	$—

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended
	March 31,	March 31,
(In thousands)	2011	2010
Cash flows from operating activities:
Net Loss	$(28,420)	$(106,999)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	5,810	5,171
Amortization and impairment of core deposit intangible	589	666
Provision for loan and lease losses	88,732	170,965
Deferred income tax expense	1,746	4,076
Stock-based compensation recognized	24	24
Gain on sale of investments, net	(18,710)	(31,364)
Other-than-temporary impairments on investment securities	—	600
Derivatives instruments and hedging activities loss	518	1,733
Gain on sale of assets FB Insurance VI	(2,845)	—
Net gain on sale of loans and impairments	(5,505)	(220)
Net amortization of premiums and discounts on deferred loan fees and costs	395	246
Net increase in mortgage loans held for sale	(1,382)	(4,385)
Amortization of broker placement fees	5,359	5,465
Net amortization of premium and discounts on investment securities	1,736	968
Increase in accrued income tax payable	1,642	2,384
Decrease in accrued interest receivable	3,481	8,517
Decrease in accrued interest payable	(22)	(417)
(Increase) decrease in other assets	(2,355)	13,208
(Decrease) increase in other liabilities	(7,145)	12,659

Total adjustments	72,068	190,296

Net cash provided by operating activities	43,648	83,297

Cash flows from investing activities:
Principal collected on loans	569,498	1,050,262
Loans originated	(503,164)	(565,515)
Purchases of loans	(32,728)	(41,893)
Proceeds from sale of loans	330,978	19,064
Proceeds from sale of repossessed assets	21,920	19,575
Proceeds from sale of available-for-sale securities	41,422	393,433
Proceeds from sale of held-to-maturity securities	348,798	—
Purchases of securities available for sale	—	(99,867)
Proceeds from principal repayments and maturities of securities held to maturity	33,726	35,998
Proceeds from principal repayments and maturities of securities available for sale	106,117	423,747
Additions to premises and equipment	(3,810)	(6,278)
Proceeds from sale of other investment securities	—	5,602
Proceeds from sale of assets FB Insurance VI	2,940	—
Proceeds from securities litigations settlement	631	—
Decrease in other equity securities	4,500	—

Net cash provided by investing activities	920,828	1,234,128

Cash flows from financing activities:
Net (decrease) increase in deposits	(348,465)	203,321
Net decrease in loans payable	—	(300,000)
Net decrease in securities sold under agreements to repurchase	—	(576,631)
Net FHLB advances paid	(113,000)	(18,000)

Net cash used in financing activities	(461,465)	(691,310)

Net increase in cash and cash equivalents	503,011	626,115
Cash and cash equivalents at beginning of period	370,283	704,084

Cash and cash equivalents at end of period	$873,294	$1,330,199

Cash and cash equivalents include:
Cash and due from banks	$663,581	$675,551
Money market instruments	209,713	654,648

	$873,294	$1,330,199

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Quarter Ended
	March 31,	March 31,
(In thousands)	2011	2010
Preferred Stock:
Balance at beginning of period	$425,009	$928,508
Accretion of preferred stock discount	1,715	1,152

Balance at end of period	426,724	929,660

Common Stock outstanding	2,130	6,169

Additional Paid-In-Capital:
Balance at beginning of period	319,459	220,596
Stock-based compensation recognized	24	24

Balance at end of period	319,483	220,620

Legal Surplus	299,006	299,006

(Accumulated deficit) Retained Earnings :
Balance at beginning of period	(5,363)	118,291
Net loss	(28,420)	(106,999)
Cash dividends declared on common stock	—	—
Cash dividends declared on preferred stock	—	—
Accretion of preferred stock discount	(1,715)	(1,152)

Balance at end of period	(35,498)	10,140

Accumulated Other Comprehensive Income (Loss), net of tax:
Balance at beginning of period	17,718	26,493
Other comprehensive loss, net of tax	(2,294)	(3,545)

Balance at end of period	15,424	22,948

Total stockholders’equity	$1,027,269	$1,488,543

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Quarter Ended
	March 31,	March 31,
	2011	2010
Net loss	$(28,420)	$(106,999)

Other comprehensive loss:
Unrealized gains and losses on available-for-sale securities:
Unrealized holding (losses) gains arising during the period	(5,181)	17,529
Reclassification adjustments for net gain included in net income	(48)	(20,696)
Reclassification adjustments for other-than-temporary impairment on equity securities	—	350
Net unrealized gains on securities reclassified from held to maturity to available for sale	2,789	—
Income tax benefit (expense) related to items of other comprehensive income	146	(728)

Other comprehensive loss for the period, net of tax	(2,294)	(3,545)

Total comprehensive loss	$(30,714)	$(110,544)

The accompanying notes are an integral part of these statements.

FIRST BANCORP
PART I — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
     The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Corporation’s Audited Consolidated Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from these statements pursuant to the rules and regulations of the SEC and, accordingly, these financial statements should be read in conjunction with the Audited Consolidated Financial Statements of the Corporation for the year ended December 31, 2010, included in the Corporation’s 2010 Annual Report on Form 10-K. All adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the statement of financial position, results of operations and cash flows for the interim periods have been reflected. All significant intercompany accounts and transactions have been eliminated in consolidation.
     The results of operations for the quarter ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire year.
     All share and per share amounts of common shares included in the consolidated financial statements have been adjusted to retroactively reflect the 1-for-15 reverse stock split effected January 7, 2011.
     Capital and Liquidity
     The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Sustained weak economic conditions that have severely affected Puerto Rico and the United States over the last several years have adversely impacted First BanCorp’s and FirstBank’s results of operations and capital levels. The significant loss in 2010, primarily related to credit losses (including losses associated with adversely classified loans and non-performing loans transferred to held for sale), the increase in the deposit insurance premium expense and increases to the deferred tax asset valuation allowance reduced the Corporation’s and the Bank’s capital levels during 2010. The net loss for the first quarter of 2011 was primarily related to credit losses. As of March 31, 2011, the Corporation’s Total Capital, Tier 1 Capital and Leverage ratios were 11.97%, 10.65% and 7.78%, respectively, compared to 12.02%, 10.73% and 7.57%, respectively, as of December 31, 2010. Meanwhile, FirstBank’s Total Capital, Tier 1 Capital and Leverage ratios as of March 31, 2011 were 11.71%, 10.40% and 7.60%, respectively, up from 11.57%, 10.28% and 7.25%, respectively, as of December 31, 2010. The improvement in the capital ratios for FirstBank was primarily related to a $22 million capital contribution from the holding company.
     As described in Note 17, Regulatory Matters, FirstBank is currently operating under a Consent Order ( the “FDIC Order”) with the FDIC and the OCIF and First BanCorp has entered into a Written Agreement (the “Written Agreement” and collectively with the Order the “Agreements”) with the Federal Reserve. The minimum capital ratios established by the FDIC Order are 8% for Leverage (Tier 1 Capital to Average Total Assets), 10% for Tier 1 Capital to Risk-Weighted Assets and 12% for Total Capital to Risk-Weighted Assets. The FDIC Order does not contain a specific date for achieving the minimum capital ratios.
     The Corporation is working to complete a capital raise to ensure that the projected level of regulatory capital can support its balance sheet over the long-term. As part of the Corporation’s capital raising efforts, the Corporation has been engaged in conversations with a number of entities, including private equity firms. The issuance of additional equity securities and other capital management or business strategies could depress the market price of our common stock and result in the dilution of our common stockholders.
     In March 2011, the Corporation submitted an updated Capital Plan (the “Capital Plan”) to the regulators. The Capital Plan contemplates a $350 million capital raise through the issuance of new common shares for cash, and other actions to further reduce the Corporation’s and the Bank’s risk-weighted assets, strengthen their capital positions and meet the minimum capital ratios required under the FDIC Order. Among the strategies contemplated in the Capital Plan are further reduction of the Corporation’s loan portfolio and investment portfolio. The Capital Plan identified specific targeted Leverage, Tier 1 Capital to Risk-Weighted Assets and Total Capital to Risk-Weighted Assets ratios to be achieved by the Bank each calendar quarter until the capital levels required under the FDIC Order are achieved. As of March 31, 2011, all capital ratios for FirstBank are above the targeted capital levels and the Corporation expects to be in compliance with the minimum capital ratios under the FDIC Order by June 30, 2011.
     If the Bank fails to achieve the capital ratios as provided in the FDIC Order, within 45 days of being out of compliance, the Bank would be required to increase capital in an amount sufficient to comply with the capital ratios set forth in the Capital Plan, or submit to the regulators a contingency plan for the sale, merger, or liquidation of the institution in the event the primary sources of capital are not available. Thereafter the FDIC would determine whether and when to initiate an acceptable contingency plan.
     Should the Corporation’s efforts to raise capital not be completed, the Corporation’s Capital Plan includes other actions which could allow the Bank to attain the minimum capital ratios under the FDIC Order. The strategies incorporated into the Capital Plan to meet the minimum capital ratios include the following:
          Strategies completed during the first quarter of 2011:
•	Sale of performing first lien residential mortgage loans — The Bank sold approximately $236 million in mortgage loans to another financial institution during February 2011. Proceeds were used, in part, to reduce funding sources and to support liquidity reserves.

•	Sale of Investment securities — The Bank sold approximately $330 million in investment securities during March 2011. Proceeds were used, in part, to reduce funding sources and to support liquidity reserves.

•	The Corporation contributed $22 million of capital to the Bank during March 2011.
          Strategies completed or expected to be completed by June 30, 2011:
•	Sale of performing first lien residential mortgage loans- The Bank entered into a letter of intent to sell mortgage loans before June 30, 2011. During the first quarter of 2011, the Corporation reclassified from held for investment to held for sale approximately $282 million related to this transaction. The loans were sold in April 2011.

•	Sale of investment securities — The Bank sold approximately $268 million in investment securities on April 6, 2011.

•	Sale of commercial loan participations — The Bank has commenced negotiations to sell approximately $150 million in loan participations to other financial institutions by June 30, 2011.

•	The proceeds received from the above three transactions will be used to reduce funding sources.
     Upon the successful completion of these actions, when combined with the achievement of operating results in line with management’s current expectations, management expects that the Corporation and the Bank will attain the minimum capital ratios set forth in the Capital Plan. However, no assurance can be given that the Corporation and the Bank will be able to achieve such ratios.
     In the event the Corporation is unable to complete its capital raising efforts during 2011 and actual credit losses exceed amounts projected, the Capital Plan includes additional actions designed to allow the Bank to maintain the minimum capital ratios for the foreseeable future, including the sale of additional assets.
     Both the Corporation and the Bank actively manage liquidity and cash flow needs. The Corporation suspended common and preferred dividends to stockholders since August 2009. As of March 31, 2011, the holding company had $19.8 million of cash and cash equivalents. Cash and cash equivalents at the Bank as of March 31, 2011 were approximately $873.3 million. The Bank has $100 million, $187 million and $15.4 million, in repurchase agreements, FHLB advances and notes payable, respectively, maturing over the next twelve months. In addition, it had $5.7 billion in brokered CDs as of March 31, 2011, of which $3.0 billion mature over the next twelve months. Liquidity at the Bank level is highly dependent on bank deposits, which fund 77.82% of the Bank’s assets (or 39.91% excluding brokered CDs). The Corporation has continued to issue brokered CDs pursuant to approvals received from the FDIC to renew or roll over certain amounts of brokered CDs through June 30, 2011. Management cannot be certain it will continue to obtain waivers from the restrictions to issue brokered CDs under the FDIC Order to meet its obligations and execute its business plans. As of March 31, 2011, the Bank held approximately $332 million of readily pledgeable or sellable investment securities. As previously noted above, the Corporation plans to sell certain loans and investments in 2011 to that would allow it to meet and maintain minimum capital ratios required by the FDIC Order. Based on current and expected liquidity needs and sources, management expects First BanCorp to be able to meet its obligations for a reasonable period of time. During 2010, the Corporation and the Bank suffered credit downgrades. The Bank suffered a further downgrade in April 2011. The Corporation does not have any outstanding debt or derivative agreements that would be affected by the credit downgrades. Furthermore, given our non-reliance on corporate debt or other instruments directly linked in terms of pricing or volume to credit ratings, the liquidity of the Corporation so far has not been affected in any material way by the downgrades. The Corporation’s ability to access new non-deposit funding, however, could be adversely affected by these downgrades and any additional downgrades.
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
     In December 2010, the FASB updated the Accounting Standards Codification (“Codification”) to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. As a result, current GAAP will be improved by eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. As a result, goodwill impairments may be reported sooner than under current practice. The objective of this Update is to address questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the test is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero. As a result of that conclusion, some constituents raised concerns that Step 2 of the test is not performed despite factors indicating that goodwill may be impaired. The amendments in this Update do not provide guidance on how to determine the carrying amount or measure the fair value of the reporting unit. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this guidance did not have an impact on the Corporation’s financial statements.
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
     In April 2011, the FASB updated the Codification to clarify the guidance on a creditor’s evaluation of whether a restructuring constitutes a troubled debt restructuring (“TDR”). Under the amendments, a creditor must separately conclude that a loan modification constitutes a “concession” and that the debtor is experiencing “financial difficulties” when evaluating whether a loan modification constitutes a TDR. If a creditor determines that it has granted a concession to a debtor, the creditor must make a separate assessment about whether the debtor is experiencing financial difficulties to determine whether the restructuring constitutes a TDR. The amendments clarify the guidance on a creditor’s evaluation of whether it has granted a concession and what constitutes financial difficulty. In addition, the amendments clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a TDR. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Corporation is currently evaluating the impact of the adoption of this guidance on the financial statements.
     In April 2011, the FASB updated the Codification to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this Update remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The Board concluded that this criterion is not a determining factor of effective control. Consequently, the amendments in this Update also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. Eliminating the transferor’s ability criterion and related implementation guidance from an entity’s assessment of effective control should improve the accounting for repurchase agreements and other similar transactions. The amendments in this Update are effective for the first interim or annual period beginning on or after December 15, 2011, and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Corporation is currently evaluating the impact of the adoption of this guidance on the financial statements.

2 — EARNINGS PER COMMON SHARE
     The calculations of earnings per common share for the quarters ended on March 31, 2011 and 2010 are as follows:

	Quarter Ended
	March 31,	March 31,
	2011	2010
	(In thousands, except per share data)
Net loss:
Net loss	$(28,420)	$(106,999)
Cumulative non-convertible preferred stock dividends (Series F)	—	(5,000)
Cumulative convertible preferred stock dividend (Series G)	(5,302)	—
Preferred stock discount accretion (Series G and F)	(1,715)	(1,152)

Net loss attributable to common stockholders	$(35,437)	$(113,151)

Average common shares outstanding (1)	21,303	6,168
Average potential common shares (1)	—	—

Average common shares outstanding- assuming dilution (1)	21,303	6,168

Basic loss per common share (1)	$(1.66)	$(18.34)

Diluted loss per common share (1)	$(1.66)	$(18.34)

(1)	All share and per share data has been adjusted to retroactively reflect the 1-for-15 reverse stock split effected January 7, 2011.
     Loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average common shares issued and outstanding. Net loss attributable to common stockholders represents net loss adjusted for preferred stock dividends including dividends declared, and cumulative dividends related to the current dividend period that have not been declared as of the end of the period, and the accretion of discount on preferred stock issuances. Basic weighted average common shares outstanding exclude unvested shares of restricted stock.
     Potential common shares consist of common stock issuable under the assumed exercise of stock options, unvested shares of restricted stock, and outstanding warrants using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from the exercise, in addition to the amount of compensation cost attributable to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options, unvested shares of restricted stock, and outstanding warrants that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share. For the quarters ended March 31, 2011 and 2010, there were 131,532 and 163,687 outstanding stock options, respectively; warrants outstanding to purchase 389,483 shares of common stock and 716 and 1,432 unvested shares of restricted stock, respectively, that were excluded from the computation of diluted earnings per common share because their inclusion would have an antidilutive effect.
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
     On April 29, 2008, the Corporation’s stockholders approved the First BanCorp 2008 Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards. This plan allows the issuance of up to 253,333 shares of common stock, subject to adjustments for stock splits, reorganizations and other similar events. The Corporation’s Board of Directors, upon receiving the relevant recommendation of the Compensation Committee, has the power and authority to determine those eligible to receive awards and to establish the terms and conditions of any awards subject to various limits and vesting restrictions that apply to individual and aggregate awards. During the fourth quarter of 2008, the Corporation granted 2,412 shares of restricted stock with a fair value of $130.35 under the Omnibus Plan to the Corporation’s independent directors. Of the original 2,412 shares of restricted stock, 268 were forfeited in the second half of 2009, 1,424 vested and, as of March 31, 2011, 720 remain restricted.
     For the quarters ended March 31, 2011 and 2010, the Corporation recognized $23,333 of stock-based compensation expense related to the aforementioned restricted stock awards. The total unrecognized compensation cost related to the non-vested restricted shares was $62,223 as of March 31, 2011 which expected to be recognized over the next eight months.
The Corporation accounts for stock options using the “modified prospective” method. There were no stock options granted during 2011 and 2010, therefore no compensation associated with stock options was recorded in those years. No stock options were exercised during the first quarter of 2011 or in 2010.
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
     Stock options outstanding as of March 31, 2011 follows:

Quarter Ended
March 31, 2011
Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(Years)	(In thousands)
End of period outstanding and exercisable	131,532	$202.91	4.28	$—

4 — INVESTMENT SECURITIES
Investment Securities Available for Sale
     The amortized cost, non-credit loss component of other-than-temporary impairment (“OTTI”) on securities recorded in other comprehensive income (“OCI”), gross unrealized gains and losses recorded in OCI, approximate fair value, weighted-average yield and contractual maturities of investment securities available for sale as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011						December 31, 2010
		Non-Credit						Non-Credit
		Loss Component	Gross			Weighted		Loss Component	Gross			Weighted
	Amortized	of OTTI	Unrealized		Fair	average	Amortized	of OTTI	Unrealized		Fair	average
	cost	Recorded in OCI	gains	losses	value	yield%	cost	Recorded in OCI	gains	losses	value	yield%
	(Dollars in thousands)
U.S. Treasury securities:
Due within one year	$58,430	$—	$329	$—	$58,759	0.91	$—	$—	$—	$—	$—	—
After 1 to 5 years	550,081	—	6,953	—	557,034	1.37	599,987	—	8,727	—	608,714	1.34

Obligations of U.S. Government sponsored agencies:
After 1 to 5 years	554,322	—	2,398	5,027	551,693	1.09	604,630	—	2,714	3,991	603,353	1.17

Puerto Rico Government obligations:
Due within one year	709	—	16	—	725	6.68	—	—	—	—	—	—
After 1 to 5 years	38,613	—	1,350	—	39,963	5.08	26,768	—	522	—	27,290	4.70
After 5 to 10 years	111,374	—	276	2	111,648	5.21	104,352	—	432	—	104,784	5.18
After 10 years	9,458	—	60	—	9,518	5.87	4,746	—	21	—	4,767	6.22

United States and Puerto Rico Government obligations	1,322,987	—	11,382	5,029	1,329,340	1.70	1,340,483	—	12,416	3,991	1,348,908	1.65

Mortgage-backed securities:
FHLMC certificates:
After 1 to 5 years	2,043	—	32	—	2,075	3.79	—	—	—	—	—	—
After 10 years	1,533	—	101	—	1,634	5.00	1,716	—	101	—	1,817	5.00

	3,576	—	133	—	3,709	4.31	1,716	—	101	—	1,817	5.00

GNMA certificates:
Due within one year	15	—	—	—	15	6.18	30	—	—	—	30	6.49
After 1 to 5 years	243	—	11	—	254	3.90	—	—	—	—	—	—
After 5 to 10 years	1,015	—	61	—	1,076	5.06	1,319	—	74	—	1,393	4.80
After 10 years	933,292	—	29,245	2,545	959,992	4.24	962,246	—	31,105	3,396	989,955	4.25

	934,565	—	29,317	2,545	961,337	4.24	963,595	—	31,179	3,396	991,378	4.25

FNMA certificates:
After 1 to 5 years	2,062	—	101	—	2,163	3.86	—	—	—	—	—	—
After 5 to 10 years	96,630	—	5,117	—	101,747	4.36	75,547	—	3,987	—	79,534	4.50
After 10 years	139,002	—	8,682	—	147,684	5.48	126,847	—	8,678	—	135,525	5.51

	237,694	—	13,900	—	251,594	5.01	202,394	—	12,665	—	215,059	5.13

Collateralized Mortgage Obligations issued or guaranteed by FHLMC, FNMA and GNMA:
After 10 years	107,222	—	1,268	—	108,490	0.99	112,989	—	1,926	—	114,915	0.99

Other mortgage pass-through trust certificates:
After 10 years	95,417	27,063	1	—	68,355	2.04	100,130	27,814	1	—	72,317	2.31

Total mortgage-backed securities	1,378,474	27,063	44,619	2,545	1,393,485	3.97	1,380,824	27,814	45,872	3,396	1,395,486	3.97

Corporate bonds:
After 10 years	2,000	—	—	705	1,295	5.80	—	—	—	—	—	—

Equity securities (without contractual maturity) (1)	77	—	—	30	47	—	77	—	—	18	59	—

Total investment securities available for sale	$2,703,538	$27,063	$56,001	$8,309	$2,724,167	2.86	$2,721,384	$27,814	$58,288	$7,405	$2,744,453	2.83

(1)	Represents common shares of other financial institutions in Puerto Rico.
     Maturities of mortgage-backed securities are based on contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options as was the case with $50 million of U.S. agency debt securities called during 2011. The weighted-average yield on investment securities available for sale is based on amortized cost and, therefore, does not give effect to changes in fair value. The net unrealized gain or loss on securities available for sale and the non-credit loss component of OTTI are presented as part of OCI.

     The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2011 and December 31, 2010. It also includes debt securities for which an OTTI was recognized and only the amount related to a credit loss was recognized in earnings:

	As of March 31, 2011
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities:

U.S. Government agencies obligations	$247,990	$5,027	$—	$—	$247,990	$5,027
Puerto Rico Government obligations	99,998	2	—	—	99,998	2
Mortgage-backed securities:
GNMA	196,374	2,545	—	—	196,374	2,545
Other mortgage pass-through trust certificates	—	—	68,145	27,063	68,145	27,063
Corporate bonds	—	—	1,295	705	1,295	705
Equity securities	47	30	—	—	47	30

	$544,409	$7,604	$69,440	$27,768	$613,849	$35,372

	As of December 31, 2010
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities:

U.S. Government agencies obligations	$249,026	$3,991	$—	$—	$249,026	$3,991
Mortgage-backed securities:
GNMA	192,799	3,396	—	—	192,799	3,396
Other mortgage pass-through trust certificates	—	—	72,101	27,814	72,101	27,814
Equity securities	59	18	—	—	59	18

	$441,884	$7,405	$72,101	$27,814	$513,985	$35,219

Investments Held to Maturity
     On March 7, 2011, the Corporation sold $330 million of mortgage-backed securities that were originally intended to be held to maturity, consistent with deleveraging initiatives included in the Corporation’s Capital Plan. The Corporation realized a gain of $18.7 million associated with this transaction. After the sale, in line with the Corporation’s ongoing capital management strategy, the remaining $89 million of investment securities held in the held-to-maturity portfolio was reclassified to the available-for-sale portfolio.
     The amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of investment securities held to maturity as of December 31, 2010 were as follows:

	December 31, 2010
		Gross			Weighted
	Amortized	Unrealized		Fair	average
	cost	gains	losses	value	yield%
	(Dollars in thousands)
U.S. Treasury securities:
Due within 1 year	$8,487	$5	$—	$8,492	0.30
Puerto Rico Government obligations:
After 5 to 10 years	19,284	795	—	20,079	5.87
After 10 years	4,665	49	—	4,714	5.50

United States and Puerto Rico Government obligations	32,436	849	—	33,285	4.36

Mortgage-backed securities:
FHLMC certificates:
After 1 to 5 years	2,569	42	—	2,611	3.71
FNMA certificates:
After 1 to 5 years	2,525	130	—	2,655	3.86
After 5 to 10 years	391,328	21,946	—	413,274	4.48
After 10 years	22,529	885	—	23,414	5.33

Mortgage-backed securities	418,951	23,003	—	441,954	4.52

Corporate bonds:
After 10 years	2,000	—	723	1,277	5.80

Total investment securities held-to-maturity	$453,387	$23,852	$723	$476,516	4.51

     Maturities of mortgage-backed securities are based on contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options.
     From time to time the Corporation has securities held to maturity with an original maturity of three months or less that are considered cash and cash equivalents and classified as money market investments in the Consolidated Statement of Financial Condition. As of March 31, 2011, the Corporation had no outstanding securities held to maturity that were classified as cash and cash equivalents.
     The following tables show the Corporation’s held-to-maturity investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2010:

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
     OTTI losses for debt securities must be recognized in earnings if an investor has the intent to sell the debt security or it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. However, even if an investor does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a credit loss has occurred.
     An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. The credit loss component of an OTTI, if any, is recorded as a component of Net impairment losses on investment securities in the accompanying consolidated statements of (loss) income, while the remaining portion of the impairment loss is recognized in OCI, provided the Corporation does not intend to sell the underlying debt security and it is “more likely than not” that the Corporation will not have to sell the debt security prior to recovery.
     Debt securities issued by U.S. government agencies, government-sponsored entities and the U.S. Treasury accounted for more than 91% of the total available-for-sale portfolio as of March 31, 2011 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government. The Corporation’s assessment was concentrated mainly on private label mortgage-backed securities (“MBS”) of approximately $95 million for which the Corporation evaluates credit losses on a quarterly basis. The Corporation considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:
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
     No OTTI losses on available-for-sale debt securities were recorded during the quarters ended March 31, 2011 and 2010. Cumulative unrealized OTTI losses recognized in OCI as of March 31, 2011 amounted to $27.1 million.
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
     Based on the expected cash flows derived from the model, and since the Corporation does not have the intention to sell the securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs, no credit losses were reflected in earnings for the quarters ended March 31, 2011 and 2010. Significant assumptions in the valuation of the private label MBS as of March 31, 2011 and December 31, 2010 were as follow:

	March 31, 2011		December 31, 2010
	Weighted		Weighted
	Average	Range	Average	Range
Discount rate	14.5%	14.5%	14.5%	14.5%
Prepayment rate	18%	13.56% - 26.82%	24%	18.2% - 43.73%
Projected Cumulative Loss Rate	5%	1.53% - 10.77%	6%	1.49% - 16.25%
     For of the quarter ended on March 31, 2010, the Corporation recorded OTTI of approximately $0.4 million on certain equity securities held in its available-for-sale investment portfolio related to financial institutions in Puerto Rico. No OTTI losses were recognized for the first quarter of 2011. Management concluded that the declines in value of the securities were other-than-temporary; as such, the cost basis of these securities was written down to the market value as of the date of the analysis and is reflected in earnings as a realized loss.
     Total proceeds from the sale of securities available for sale during the quarter ended March 31, 2011 amounted to approximately $41.4 million (2010 —$393.4 million excluding unsettled proceeds of $57.1 million of securities sold).
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
     As of March 31, 2011 and December 31, 2010, the Corporation had investments in FHLB stock with a book value of $50.1 million and $54.6 million, respectively. The net realizable value is a reasonable proxy for the fair value of these instruments. Dividend income from FHLB stock for the quarters ended March 31, 2011 and 2010 amounted to $0.7 million and $0.8 million, respectively.
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
     The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities as of March 31, 2011 and December 31, 2010 was $1.3 million. An impairment charge of $0.25 million was recorded in the first quarter of 2010 related to an investment in a failed financial institution in the United States. During the first quarter of 2010, the Corporation recognized a $10.7 million gain on the sale of VISA Class C shares. The Corporation no longer holds any VISA shares.
     During the first quarter of 2011, the Corporation completed the sale of loans with a book value of $269.3 million to a new joint venture in exchange for $88.5 million of cash, a $136.1 million acquisition loan and a $47.6 million, or 35%, equity interest in the new joint venture. The Corporation recorded the investment in the new joint venture using the equity method of accounting. Accordingly, the Corporation recorded the investment in the new joint venture at its transaction date fair value of $47.6 million and included the investment as part of Other Equity Securities in the Statement of Financial Condition. Subsequently, the Corporation will recognize its share of earnings and losses of the new joint venture in the period in which the earnings or losses are recorded.

6 — LOANS RECEIVABLE
The following is a detail of the loan portfolio held for investment:

	March 31,	December 31,
	2011	2010
	(In thousands)
Residential mortgage loans, mainly secured by first mortgages	$2,896,692	$3,417,417

Commercial loans:
Construction loans	682,245	700,579
Commercial mortgage loans	1,588,768	1,670,161
Commercial and Industrial loans (1)	3,977,301	3,861,545
Loans to local financial institutions collateralized by real estate mortgages	285,359	290,219

Commercial loans	6,533,673	6,522,504

Finance leases	272,392	282,904

Consumer loans	1,387,018	1,432,611

Loans receivable	11,089,775	11,655,436

Allowance for loan and lease losses	(561,695)	(553,025)

Loans receivable, net	$10,528,080	$11,102,411

1 -	As of March 31, 2011, includes $1.7 billion of commercial loans that are secured by real estate but are not dependent upon the real estate for repayment.
     Loans held for investment on which accrual of interest income had been discontinued as of March 31, 2011 and December 31, 2010 were as follows:

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Non-performing loans:
Residential mortgage	$391,962	$392,134
Commercial mortgage	129,828	217,165
Commercial and Industrial	327,477	317,243
Construction	341,179	263,056
Consumer:
Auto loans	19,987	25,350
Finance leases	3,632	3,935
Other consumer loans	18,986	20,106

Total non-performing loans held for investment (1)	$1,233,051	$1,238,989

1 -	As of March 31, 2011 and December 31, 2010, excludes $5.5 million and $159.3 million, respectively, in non-performing loans held for sale.

     The Corporation’s aging of the loans held for investment portfolio as of March 31, 2011, follows:

		30-89 days	90 days or more	Total	90 days and
As of March 31, 2011	Current	Past Due	Past Due (1)	Portfolio	still accruing
	(in thousands)
Residential Mortgage:
FHA/VA and other government guaranteed loans (2)	$142,570	$16,582	$84,425	$243,577	$84,425
Other residential mortage loans	2,144,706	104,008	404,401	2,653,115	12,439
Commercial:
Commercial & Industrial Loans	3,811,285	81,032	370,343	4,262,660	42,866
Commercial Mortgage Loans	1,360,791	93,459	134,518	1,588,768	4,690
Construction Loans	315,823	15,364	351,058	682,245	9,879
Consumer:
Auto	869,931	93,250	19,987	983,168	—
Finance Leases	250,171	18,589	3,632	272,392	—
Other Consumer Loans	364,426	20,438	18,986	403,850	—

Total Loans Receivable	$9,259,703	$442,722	$1,387,350	$11,089,775	$154,299

(1)	Includes non-performing loans and accruing loans which are contractually delinquent 90 days or more (i.e. FHA/VA and other guaranteed loans).

(2)	As of March 31, 2011, includes $58.1 million of defaulted loans collateralizing Ginnie Mae (“GNMA”) securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.
     The Corporation’s primary lending area is Puerto Rico. The Corporation’s Puerto Rico banking subsidiary, FirstBank, also lends in the U.S. and British Virgin Islands markets and in the United States (principally in the state of Florida). Of the total gross loans held for investment portfolio of $11.1 billion as of March 31, 2011, approximately 83% have credit risk concentration in Puerto Rico, 8% in the United States and 9% in the Virgin Islands.
     As of March 31, 2011, the Corporation had $325.9 million outstanding of credit facilities granted to the Puerto Rico Government and/or its political subdivisions, up from $325.1 million as of December 31, 2010, and $98.8 million granted to the Virgin Islands government, up from $84.3 million as of December 31, 2010. A substantial portion of these credit facilities are obligations that have a specific source of income or revenues identified for their repayment, such as property taxes collected by the central Government and/or municipalities. Another portion of these obligations consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power and water utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities in Puerto Rico for which the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment.
     Aside from loans extended to the Puerto Rico Government and its political subdivision, the largest loan to one borrower as of March 31, 2011 in the amount of $285.4 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual real-estate loans, mostly 1-4 residential mortgage loans.
7 — ALLOWANCE FOR LOAN AND LEASE LOSSES AND IMPAIRED LOANS
The changes in the allowance for loan and lease losses for the period ended March 31, 2011 were as follows:

	Residential	Commercial	Commercial &	Construction	Consumer
(Dollars in thousands)	Mortgage Loans	Mortgage Loans	Industrial Loans	Loans	Loans	Total
March 31, 2011
Allowance for loan and lease losses:
Beginning balance	$62,330	$105,596	$152,641	$151,972	$80,486	$553,025
Charge-offs	(5,404)	(31,171)	(16,344)	(19,165)	(11,969)	(84,053)
Recoveries	243	67	56	1,927	1,698	3,991
Provision	6,327	13,381	41,486	22,463	5,075	88,732

Ending balance	$63,496	$87,873	$177,839	$157,197	$75,290	$561,695

Ending balance: specific reserve for impaired loans	$43,295	$29,610	$81,989	$98,167	$415	$253,476

Ending balance: general allowance	$20,201	$58,263	$95,850	$59,030	$74,875	$308,219

Loans receivables:
Ending balance	$2,896,692	$1,588,768	$4,262,660	$682,245	$1,659,410	$11,089,775

Ending balance: impaired loans	$566,270	$232,054	$395,979	$365,412	$2,407	$1,562,122

Ending balance: loans with general allowance	$2,330,422	$1,356,714	$3,866,681	$316,833	$1,657,003	$9,527,653

     There were no significant purchases of loans during 2011. The Corporation did sell approximately $236 million of performing residential mortgage loans to another financial institution and $20.7 million of performing residential mortgage loans in the secondary market to FNMA and FHLMC during the first quarter of 2011. Also, the Corporation securitized approximately $41.5 million of

FHA/VA mortgage loan production to GNMA mortgage-backed securities during 2011. Refer to Note 8 — Loans held for sale for additional information about loans sold and loans reclassified from held for investment to held for sale during the first quarter of 2011.
Changes in the allowance for the quarter ended March 31, 2010 were as follows:

March 31,
2010
(In thousands)
Balance at beginning of the period	$528,120
Provision for loan and lease losses	170,965
Losses charged against the allowance	(126,306)
Recoveries credited to the allowance	2,524

Balance at end of period	$575,303

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
Information regarding impaired loans for the periods ended March 31, 2011 and December 31, 2010 was as follows:

		Unpaid		Average	Interest
Impaired Loans	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
As of March 31, 2011
With no related allowance recorded:
FHA/VA Guaranteed loans	$—	$—	$—	$—	$—
Other residential mortage loans	293,488	301,581	—	269,068	3,463
Commercial:
Commercial mortgage loans	18,628	19,824	—	25,478	543
Commercial & Industrial Loans	63,328	73,342	—	58,980	225
Construction Loans	37,910	40,220	—	31,492	127
Consumer:
Auto loans	—	—	—	—	—
Finance leases	—	—	—	—	—
Other consumer loans	1,141	1,496	—	901	6

	$414,495	$436,463	$—	$385,919	$4,364

With an allowance recorded:
FHA/VA Guaranteed loans	$—	$—	$—	$—	$—
Other residential mortage loans	272,782	309,570	43,295	291,984	1,307
Commercial:
Commercial mortgage loans	213,426	268,508	29,610	181,934	2,051
Commercial & Industrial Loans	332,651	430,517	81,989	328,929	2,154
Construction Loans	327,502	433,556	98,167	282,737	1,478
Consumer:
Auto loans	—	—	—	—	—
Finance leases	—	—	—	—	—
Other consumer loans	1,266	1,266	415	1,381	6

	$1,147,627	$1,443,417	$253,476	$1,086,965	$6,996

Total:
FHA/VA Guaranteed loans	$—	$—	$—	$—	$—
Other residential mortage loans	566,270	611,151	43,295	561,052	4,770
Commercial:
Commercial mortgage loans	232,054	288,332	29,610	207,412	2,594
Commercial & Industrial Loans	395,979	503,859	81,989	387,909	2,379
Construction Loans	365,412	473,776	98,167	314,229	1,605
Consumer:
Auto loans	—	—	—	—	—
Finance leases	—	—	—	—	—
Other consumer loans	2,407	2,762	415	2,282	12

	$1,562,122	$1,879,880	$253,476	$1,472,884	$11,360

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
As of December 31, 2010
With no related allowance recorded:
FHA/VA Guaranteed loans	$—	$—	$—
Other residential mortage loans	244,648	253,636	—
Commercial:
Commercial mortgage loans	32,328	32,868	—
Commercial & Industrial Loans	54,631	58,927	—
Construction Loans	25,074	26,557	—
Consumer:
Auto loans	—	—	—
Finance leases	—	—	—
Other consumer loans	659	1,015	—

	$357,340	$373,003	$—

With an allowance recorded:
FHA/VA Guaranteed loans	$—	$—	$—
Other residential mortage loans	311,187	350,576	42,666
Commercial:
Commercial mortgage loans	150,442	186,404	26,869
Commercial & Industrial Loans	325,206	416,919	65,030
Construction Loans	237,970	323,127	57,833
Consumer:
Auto loans	—	—	—
Finance leases	—	—	—
Other consumer loans	1,496	1,496	264

	$1,026,301	$1,278,522	$192,662

Total:
FHA/VA Guaranteed loans	$—	$—	$—
Other residential mortage loans	555,835	604,212	42,666
Commercial:
Commercial mortgage loans	182,770	219,272	26,869
Commercial & Industrial Loans	379,837	475,846	65,030
Construction Loans	263,044	349,684	57,833
Consumer:
Auto loans	—	—	—
Finance leases	—	—	—
Other consumer loans	2,155	2,511	264

	$1,383,641	$1,651,525	$192,662

     Interest income of approximately $6.9 million was recognized on impaired loans for the quarter ended March 31, 2010. The average recorded investment in impaired loans for the first quarter of 2010 was $1.7 billion.

The following tables show the activity for impaired loans and the related specific reserve during the first quarter of 2011 and 2010:

	Quarter Ended
	March 31,	March 31,
	2011	2010
	(In thousands)
Impaired Loans:
Balance at beginning of period	$1,383,641	$1,656,264
Loans determined impaired during the period	277,548	317,333
Net charge-offs	(60,620)	(101,259)
Loans sold, net of charge-offs	(850)	(18,749)
Loans foreclosed, paid in full and partial payments or no longer considered impaired	(37,597)	(7,503)

Balance at end of period	$1,562,122	$1,846,086

	Quarter Ended
	March 31,	March 31,
	2011	2010
	(In thousands)
Specific Reserve:
Balance at beginning of period	$192,662	$182,145
Provision for loan losses	121,434	164,414
Net charge-offs	(60,620)	(101,259)

Balance at end of period	$253,476	$245,300

     The Corporation’s credit quality indicators by loan type as of March 31, 2011 and December 31, 2010 are summarized below:

	Commercial Credit Exposure-Credit risk Profile based on
	Creditworthiness category:
March 31, 2011	Adversely Classified(1)	Total Portfolio
	(In thousands)
Commercial Mortgage	$245,008	$1,588,768
Construction	404,301	682,245
Commercial and Industrial	596,596	4,262,660

	Commercial Credit Exposure-Credit risk Profile based on
	Creditworthiness category:
December 31, 2010	Adversely Classified(1)	Total Portfolio
	(In thousands)
Commercial Mortgage	$353,860	$1,670,161
Construction	323,880	700,579
Commercial and Industrial	558,937	4,151,764

(1)	Excludes $5.5 million (construction) as of March 31, 2011 and $261.8 million as of December 31, 2010 ($205.7 million construction; $35.4 million commercial mortgage; $20.7 million commercial and industrial) of adversely classified loans held for sale.
     The Corporation considered a loan as adversely classified if its risk rating is Substandard, Doubtful or Loss. These categories are defined as follows:
Substandard- A Substandard Asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.
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

March 31, 2011	Consumer Credit Exposure-Credit risk Profile based on payment activity
	Residential Real-Estate		Consumer
	FHA/VA/Guaranteed	Other residential loans	Auto	Finance Leases	Other Consumer
	(In thousands)
Performing	$243,577	$2,261,153	$963,181	$268,760	$384,864
Non-performing	—	391,962	19,987	3,632	18,986

Total	$243,577	$2,653,115	$983,168	$272,392	$403,850

December 31, 2010	Consumer Credit Exposure-Credit risk Profile based on payment activity
	Residential Real-Estate		Consumer
	FHA/VA/Guaranteed	Other residential loans	Auto	Finance Leases	Other Consumer
	(In thousands)
Performing	$232,522	$2,792,761	$983,626	$278,969	$403,529
Non-performing	—	392,134	25,350	3,935	20,106

Total	$232,522	$3,184,895	$1,008,976	$282,904	$423,635

     The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico and through programs sponsored by the Federal Government. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction and residential mortgage loans in the U.S. mainland fit the definition of TDR. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of March 31, 2011, the Corporation’s TDR loans consisted of $291.2 million of residential mortgage loans, $40.7 million commercial and industrial loans, $139.9 million commercial mortgage loans and $15.4 million of construction loans. Outstanding unfunded loan commitments on TDR loans amounted to $1.2 million as of March 31, 2011.
     Included in the $139.9 million of commercial mortgage TDR loans are certain loan relationships restructured through loan splitting, one in the first quarter of 2011 and one in the fourth quarter of 2010. Each of these loan relationships were restructured into two notes; one that represents the portion of the loan that is expected to be fully collected along with contractual interest and the second note that represents the portion of the original loan that was charged-off. The renegotiations of these loans have been made after analyzing the borrowers’ and guarantors capacity to repay the debt and ability to perform under the modified terms. For the relationship restructured in the first quarter of 2011, the first note of $57.5 million was placed on a monthly payment that amortize the debt over 30 years at a market rate of interest. The second note, amounting to $28.3 million was fully charged-off. For the relationship restructured in the fourth quarter of 2010, as part of the renegotiation of the loans, the first note of $17 million was placed on a monthly payment schedule that amortizes the debt over 30 years at a market rate of interest. The second note for $2.7 million was fully charged-off. The following tables provide additional information about the volume of this type of loan restructurings and the effect on the allowance for loan and lease losses in 2011.

Principal balance deemed collectible at end of period	$74,442

Amount charged-off during the first quarter of 2011	$28,340

Allowance for loan losses:
Balance at beginning of period	$23,108
Provision for loan losses	7,205
Charge-offs	(28,340)

Balance at end of period	$1,973

     The loans comprising the $74.4 million that have been deemed collectible were placed in accruing status as the borrowers have exhibited a period of sustained performance but continue to be individually evaluated for impairment purposes. These transactions contributed to a $105.3 million decrease in non-performing loans over the last two quarters.

     As of March 31, 2011, the Corporation maintains a $5.5 million reserve for unfunded loan commitments mainly related to outstanding construction loans commitments. The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments at the balance sheet date. It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statement of financial condition.
8 — LOANS HELD FOR SALE
     As of March 31, 2011 and December 31, 2010, the Corporation’s loans held for sale portfolio was composed of:

	March 31,	December 31,
	2011	2010
	(In thousands)
Residential mortgage loans	$299,441	$19,148
Construction loans	6,053	207,270
Commercial and Industrial loans	—	20,643
Commercial mortgage loans	—	53,705

Total	$305,494	$300,766

     During the first quarter of 2011, the Corporation reclassified approximately $282 million of loans, mainly residential mortgage loans, from held for investment to held for sale pursuant to a letter of intent to sell loans entered into by FirstBank with another financial institution. The loans were subsequently sold in April 2011.
     Non-performing loans held for sale totaled $5.5 million (construction) and $159.3 million ($140.1 million construction loans and $19.2 million commercial mortgage loans) as of March 31, 2011 and December 31, 2010, respectively.
     At the end of the fourth quarter of 2010, the Corporation transferred $447 million of loans to held for sale at a value of $281.6 million. This resulted in charge-offs at the time of transfer of $165.1 million. During the first quarter of 2011, these loans with a book value of $269.3 million were sold to a new joint venture created by Goldman, Sachs & Co. and Caribbean Property Group in exchange for $88.5 million of cash, an acquisition loan of $136.1 million and a $47.6 million, or 35%, interest in the joint venture. At March 31, 2011, the only related balance remaining from loans transferred in the fourth quarter of 2010 amounted to $5.5 million. Further details of this transaction are discussed in Note 11.
9 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
     The Corporation designates a derivative as a fair value hedge, cash flow hedge or as an economic undesignated hedge when it enters into the derivative contract. As of March 31, 2011 and December 31, 2010, all derivatives held by the Corporation were considered economic undesignated hedges. These undesignated hedges are recorded at fair value with the resulting gain or loss recognized in current earnings.
     The following summarizes the principal derivative activities used by the Corporation in managing interest rate risk:
Interest rate cap agreements — Interest rate cap agreements provide the right to receive cash if a reference interest rate rises above a contractual rate. The value increases as the reference interest rate rises. The Corporation enters into interest rate cap agreements for protection from rising interest rates. Specifically, the interest rate on certain of the Corporation’s commercial loans to other financial institutions is generally a variable rate limited to the weighted-average coupon of the referenced residential mortgage collateral, less a contractual servicing fee. During the second quarter of 2010, the counterparty for interest rate caps for certain private label MBS was taken over by the FDIC, which resulted in the immediate cancelation of all outstanding commitments, and as a result, interest rate caps with a notional amount of $103 million are no longer considered to be derivative financial instruments. The total exposure to fair value of $3.0 million related to such contracts was reclassified to an account receivable.
Interest rate swaps — Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of March 31, 2011, most of the interest rate swaps outstanding are used for protection against rising interest rates. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.
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
Forward Contracts — Forward contracts are sales of to-be-announced (“TBA”) mortgage-backed securities that will settle over the standard delivery date and do not qualify as “regular way” security trades. Regular-way security trades are contracts with no net settlement provision and no market mechanism to facilitate net settlement and they provide for delivery of a security within the time generally established by regulations or conventions in the market-place or exchange in which the transaction is being executed. The forward sales are considered derivative instruments that need to be marked-to-market. These securities are used to hedge the loan production of GNMA securities of the mortgage-banking operations. Unrealized gains (losses) are recognized as part of mortgage banking activities in the Consolidated Statement of (Loss) Income.
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
The following table summarizes the notional amounts of all derivative instruments as of March 31, 2011 and December 31, 2010:

	Notional Amounts
	As of	As of
	March 31,	December 31,
	2011	2010
	(In thousands)
Economic undesignated hedges:

Interest rate contracts:
Interest rate swap agreements used to hedge loans	$40,860	$41,248
Written interest rate cap agreements	71,364	71,602
Purchased interest rate cap agreements	71,364	71,602

Equity contracts:
Embedded written options on stock index deposits and notes payable	53,515	53,515
Purchased options used to manage exposure to the stock market on embedded stock index options	53,515	53,515
Forward contracts:
Sales of TBA GNMA MBS pools	27,000	—

	$317,618	$291,482

     The following table summarizes the fair value of derivative instruments and the location in the Statement of Financial Condition as of March 31, 2011 and December 31, 2010:

	Asset Derivatives			Liability Derivatives
		March 31,	December 31,		March 31,	December 31,
	Statement of	2011	2010	Statement of	2011	2010
	Financial Condition	Fair	Fair	Financial Condition	Fair	Fair
	Location	Value	Value	Location	Value	Value
	(In thousands)
Economic undesignated hedges:

Interest rate contracts:
Interest rate swap agreements used to hedge loans	Other assets	$316	$351	Accounts payable and other liabilities	$4,813	$5,192
Written interest rate cap agreements	Other assets	—	—	Accounts payable and other liabilities	1	1
Purchased interest rate cap agreements	Other assets	1	1	Accounts payable and other liabilities	—	—
Equity contracts:
Embedded written options on stock index deposits	Other assets	—	—	Interest-bearing deposits	—	—
Embedded written options on stock index notes payable	Other assets	—	—	Notes payable	2,167	1,508
Purchased options used to manage exposure to the stock market on embedded stock index options	Other assets	2,207	1,553	Accounts payable and other liabilities	—	—
Forward Contracts:
Sales of TBA GNMA MBS pools	Other assets	32	—	Accounts payable and other liabilities	296	—

		$2,556	$1,905		$7,276	$6,701

     The following table summarizes the effect of derivative instruments on the Statement of Loss for the quarters ended March 31, 2011 and March 31, 2010:

		Unrealized Gain (Loss)
	Location of Gain or (Loss)	Quarter Ended
	Recognized in Income on Derivatives	March 31,
		2011	2010
		(In thosands)
ECONOMIC UNDESIGNATED HEDGES:
Interest rate contracts:
Interest rate swap agreements used to hedge fixed-rate:
Loans	Interest income - Loans	$345	$(13)
Written and purchased interest rate cap agreements
- mortgage-backed securities	Interest income - Investment securities	—	(697)
Written and purchased interest rate cap agreements
- loans	Interest income - loans	—	(34)
Equity contracts:
Embedded written and purchased options on stock index deposits	Interest expense - Deposits	—	(1)
Embedded written and purchased options on stock index notes payable	Interest expense - Notes payable and other borrowings	(5)	(30)
Forward contracts:
Sales of TBA GNMA MBS pools	Mortgage Banking Activities	(264)	—

Total gain (loss) on derivatives		$76	$(775)

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
     A summary of interest rate swaps as of March 31, 2011 and December 31, 2010 follows:

	As of	As of
	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Pay fixed/receive floating :
Notional amount	$40,860	$41,248
Weighted-average receive rate at period end	2.13%	2.14%
Weighted-average pay rate at period end	6.83%	6.83%
Floating rates range from 167 to 252 basis points over 3-month LIBOR
     As of March 31, 2011, the Corporation has not entered into any derivative instrument containing credit-risk-related contingent features.

10 — GOODWILL AND OTHER INTANGIBLES
     Goodwill as of March 31, 2011 and December 31, 2010 amounted to $28.1 million, recognized as part of “Other Assets”. The Corporation conducted its annual evaluation of goodwill and intangibles during the fourth quarter of 2010. The evaluation was a two step process. The Step 1 evaluation of goodwill allocated to the Florida reporting unit indicated potential impairment of goodwill. The Step 1 fair value for the unit was below the carrying amount of its equity book value as of the October 1, 2010 valuation date, requiring the completion of Step 2. The Step 2 required a valuation of all assets and liabilities of the Florida unit, including any recognized and unrecognized intangible assets, to determine the fair value of net assets. To complete Step 2, the Corporation subtracted from the unit’s Step 1 fair value the determined fair value of the net assets to arrive at the implied fair value of goodwill. The results of the Step 2 analysis indicated that the implied fair value of goodwill exceeded the goodwill carrying value by $12.3 million, resulting in no goodwill impairment. Goodwill was not impaired as of December 31, 2010, nor was any goodwill written-off due to impairment during 2010. There have been no events related to the Florida reporting unit that could indicate potential goodwill impairment since the date of the last evaluation; therefore, no goodwill impairment evaluation was performed during the first quarter of 2011. Goodwill and other indefinite life intangibles are reviewed at least annually for impairment.
     As of March 31, 2011, the gross carrying amount and accumulated amortization of core deposit intangibles was $41.8 million and $28.4 million, respectively, recognized as part of “Other Assets” in the consolidated statements of financial condition (December 31, 2010 — $41.8 million and $27.8 million, respectively). For the quarter ended March 31, 2011, the amortization expense of core deposit intangibles amounted to $0.6 million (2010 — $0.7 million).
11 — VARIABLE INTEREST ENTITIES AND SERVICING ASSETS
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
     Below is a summary of transfers of financial assets to VIEs for which the Corporation has retained some level of continuing involvement:
Ginnie Mae
     The Corporation typically transfers first lien residential mortgage loans in conjunction with Ginnie Mae securitization transactions whereby the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by the issuer and, as such, under seller/servicer agreements the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of March 31, 2011, the Corporation serviced loans securitized through GNMA with principal balance of $502.6 million.
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

Grantor Trusts
     During 2004 and 2005, a third party to the Corporation, from now on identified as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates. The seller initially provided the servicing for a fee, which is senior to the obligations to pay trust certificate holders. The seller then entered into a sales agreement through which it sold and issued the trust certificates in favor of the Corporation’s banking subsidiary. Currently, the Bank is the sole owner of the trust certificates; the servicing of the underlying residential mortgages that generate the principal and interest cash flows, is performed by another third party, which receives a fee compensation for services provided, the servicing fee. The securities are variable rate securities indexed to 90 day LIBOR plus a spread. The principal payments from the underlying loans are remitted to a paying agent (servicer) who then remits interest to the Bank; interest income is shared to a certain extent with the FDIC, that has an interest only strip (“IO”) tied to the cash flows of the underlying loans, whereas it is entitled to received the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to the weighted average coupon of the securities. The FDIC became the owner of the IO upon the intervention of the seller, a failed financial institution. No recourse agreement exists and the risk from losses on non accruing loans and repossessed collateral are absorbed by the Bank as the sole holder of the certificates. As of March 31, 2011, the outstanding balance of Grantor Trusts amounted to $95 million with a weighted average yield of 2.04%.
Joint Venture
     On February 16, 2011, the Corporation sold an asset portfolio consisting of performing and non-performing construction, commercial mortgage and C&I loans with an aggregate book value of $269.3 million to a new joint venture (the “Joint Venture”) organized under the Laws of the Commonwealth of Puerto Rico and majority owned by PRLP Ventures LLC (“PRLP”), a company created by Goldman, Sachs & Co. and Caribbean Property Group (“CPG”). In exchange for the sale, the Corporation received $88.5 million in cash; a 35% interest in the Joint Venture, valued at $47.6 million; and $136.1 million representing seller financing provided by FirstBank, which has a 7-year maturity and bears variable interest at 30-day LIBOR plus 300 basis points and is secured by a pledge of all of the acquiring entity’s assets as well as the PRLP’s 65% ownership interest in the Joint Venture. As of March 31, 2011, the carrying amount of the loan is $136.1 million and is included in the Corporation’s C&I loan receivable portfolio; while the carrying value of FirstBank’s equity interest is $47.6 million as of March 31, 2011 and is included as part of Other Equity Securities in the Statement of Financial Condition.
     FirstBank will additionally provide an $80 million advance facility to the Joint Venture to fund unfunded commitments and costs to complete projects under construction, of which $45.7 million were disbursed in the first quarter of 2011, and a $20 million working capital line of credit to fund certain expenses of the Joint Venture. These loans will bear variable interest at 30-day LIBOR plus 300 basis points. As of March 31, 2011, the carrying value of the advance facility and working capital line were $45.7 million and $0, respectively, and are included in the Corporation’s C&I loan receivable portfolio.
     The Corporation has determined that the Joint Venture is a VIE in which the Corporation is not the primary beneficiary. In determining the primary beneficiary of the Joint Venture, the Corporation considered applicable guidance which requires the Corporation to qualitatively assess the determination of the primary beneficiary (or consolidator) of the Joint Venture on whether it has both the power to direct the activities of the Joint Venture that most significantly impact the entity’s economic performance; and the obligation to absorb losses of the Joint Venture that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The Corporation determined that it does not have the power to direct the activities that most significantly impact the economic performance of the Joint Venture as it does not have the right to manage the loan portfolio, impact foreclosure proceedings, or manage the construction and sale of the property; therefore, the Corporation concluded that it is not the primary beneficiary of the Joint Venture. As a creditor to the Joint Venture, the Corporation has certain rights related to the Joint Venture, however, these are intended to be protective in nature and do not provide the Corporation with the ability to manage the operations of the Joint Venture. Because the Joint Venture is not a consolidated subsidiary of the Corporation, the Corporation accounted for this transaction as a true sale, recognizing in books the cash received, the notes receivable and the interest in the joint venture and derecognizing the loan portfolio sold.
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

The changes in servicing assets are shown below:

	March 31,	March 31,
	2011	2010
	(In thousands)
Balance at beginning of period	$15,597	$11,902
Capitalization of servicing assets	1,231	1,686
Amortization	(524)	(435)
Adjustment to servicing assets for loans repurchased (1)	(61)	(559)

Balance before valuation allowance at end of period	16,243	12,594
Valuation allowance for temporary impairment	(1,237)	(180)

Balance at end of period	$15,006	$12,414

(1)	Amount represents the adjustment to fair value related to the repurchase in the quarters ended March 31, 2011 and 2010 of $12.0 million and $53.5 million, respectively, in principal balance of loans serviced for others.
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
Changes in the impairment allowance were as follows:

	March 31,	March 31,
	2011	2010
	(In thousands)
Balance at beginning of period	$434	$745
Temporary impairment charges	974	136
Recoveries	(171)	(701)

Balance at end of period	$1,237	$180

The components of net servicing income are shown below:

	March 31,	March 31,
	2011	2010
	(In thousands)
Servicing fees	$1,251	$928
Late charges and prepayment penalties	244	114
Other (1)	(61)	(559)

Servicing income, gross	1,434	483
(Amortization and impairment) recovery of servicing assets	(1,327)	130

Servicing income, net	$107	$613

(1)	Amount represents the adjustment to fair value related to the repurchase in the quarters ended March 31, 2011 and 2010 of $12.0 million and $53.5 million, respectively, in principal balance of loans serviced for others.
     The Corporation’s servicing assets are subject to prepayment and interest rate risks. Constant prepayment rate assumptions for the Corporation’s servicing assets for the quarter ended March 31, 2011 and the quarter ended March 31, 2010 were 10.6% and 12.7% for government guaranteed mortgage loans, respectively. For conventional conforming mortgage loans, the Corporation used 12.7% and 14.8% and for conventional non-conforming mortgage loans 11.7% and 11.5% for the periods ended March 31, 2011 and March 31, 2010, respectively. Discount rate assumptions used were 11.3% and 10.3% for government guaranteed mortgage loans; 9.3% for conventional conforming mortgage loans; and 15.0% and 13.1% for conventional non-conforming mortgage loans for the periods ended March 31, 2011 and March 31, 2010, respectively.

     At March 31, 2011, fair values of the Corporation’s servicing assets were based on a valuation model that incorporates market driven assumptions, adjusted by the particular characteristics of the Corporation’s servicing portfolio, regarding discount rates and mortgage prepayment rates. The weighted-averages of the key economic assumptions used by the Corporation in its valuation model and the sensitivity of the current fair value to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at March 31, 2011, were as follows:

(Dollars in thousands)
Carrying amount of servicing assets	$15,006
Fair value	$15,719
Weighted-average expected life (in years)	8.5

Constant prepayment rate (weighted-average annual rate)	11.74%
Decrease in fair value due to 10% adverse change	$707
Decrease in fair value due to 20% adverse change	$1,368

Discount rate (weighted-average annual rate)	10.42%
Decrease in fair value due to 10% adverse change	$614
Decrease in fair value due to 20% adverse change	$1,186
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
12 — DEPOSITS
     The following table summarizes deposit balances:

	March 31,	December 31,
	2011	2010
	(In thousands)
Type of account:
Non-interest bearing checking accounts	$707,938	$668,052
Savings accounts	1,968,350	1,938,475
Interest-bearing checking accounts	1,055,648	1,012,009
Certificates of deposit	2,263,273	2,181,205
Brokered certificates of deposit	5,721,227	6,259,369

	$11,716,436	$12,059,110

The following are the components of interest expense on deposits:

	Quarter Ended
	March 31,	March 31,
	2011	2010
	(In thousands)
Interest expense on deposits	$48,700	$60,500
Amortization of broker placement fees	5,359	5,465

Interest expense on deposits excluding net unrealized loss (gain) on derivatives and brokered CDs measured at fair value	54,059	65,965
Net unrealized loss on derivatives	—	1

Total interest expense on deposits	$54,059	$65,966

13 — SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase (repurchase agreements) consist of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)
Repurchase agreements, interest ranging from 0.99% to 4.51%	$1,400,000	$1,400,000

Repurchase agreements mature as follows:

March 31,
2011
(In thousands)
Over ninety days to one year	$100,000
One to three years	700,000
Three to five years	600,000

Total	$1,400,000

As of March 31, 2011 and December 31, 2010, the securities underlying such agreements were delivered to the dealers with whom the repurchase agreements were transacted.
Repurchase agreements as of March 31, 2011, grouped by counterparty, were as follows:

		Weighted-Average
Counterparty	Amount	Maturity
		(In Months)
UBS Financial Services, Inc.	$100,000	16
Barclays Capital	200,000	17
Credit Suisse First Boston	400,000	27
Dean Witter / Morgan Stanley	200,000	28
JP Morgan Chase	200,000	36
Citigroup Global Markets	300,000	37

	$1,400,000

14 — ADVANCES FROM THE FEDERAL HOME LOAN BANK (FHLB)
Following is a summary of the advances from the FHLB:

	March 31,	December 31,
	2011	2010
	(In thousands)
Fixed-rate advances from FHLB, with a weighted-average interest rate of 3.32% (2010 - 3.33%)	$540,440	$653,440

Advances from FHLB mature as follows:

March 31,
2011
(In thousands)
One to thirty days	$5,000
Over thirty to ninety days	15,000
Over ninety days to one year	167,000
One to three years	353,440

Total	$540,440

     As of March 31, 2011, the Corporation had additional capacity of approximately $486.4 million on this credit facility based on collateral pledged at the FHLB, including haircuts reflecting the perceived risk associated with holding the collateral.
15 — NOTES PAYABLE
Notes payable consist of:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Callable step-rate notes, bearing step increasing interest from 5.00% to 7.00% (6.00% as of March 31, 2011 and December 31, 2010) maturing on October 18, 2019, measured at fair value	$12,437	$11,842
Dow Jones Industrial Average (DJIA) linked principal protected notes:
Series A maturing on February 28, 2012	7,175	6,865
Series B maturing on May 27, 2011	8,225	7,742

	$27,837	$26,449

16 — OTHER BORROWINGS
Other borrowings consist of:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Junior subordinated debentures due in 2034, interest-bearing at a floating-rate of 2.75% over 3-month LIBOR (3.06% as of March 31, 2011 and 3.05% as of December 31, 2010)	$103,093	$103,093

Junior subordinated debentures due in 2034, interest-bearing at a floating-rate of 2.50% over 3-month LIBOR (2.81% as of March 31, 2011 and 2.80% as of December 31, 2010)	128,866	128,866

	$231,959	$231,959

17 — STOCKHOLDERS’ EQUITY
Common Stock
     As of March 31, 2011, the Corporation had 2,000,000,000 authorized shares of common stock with a par value of $0.10 per share. As of both March 31, 2011 and December 31, 2010, there were 21,963,522 shares issued and 21,303,669 shares outstanding. The Corporation stopped paying common and preferred stock dividends since August 2009.

     As of March 31, 2011, there were 716 shares of restricted stock outstanding that are expected to vest in the fourth quarter of 2011. The shares of restricted stock may vest more quickly in the event of death, disability, retirement, or a change in control. Based on particular circumstances evaluated by the Compensation Committee as they may relate to the termination of a restricted stock holder, the Corporation’s Board of Directors may, with the recommendation of the Compensation Committee, grant the full vesting of the restricted stock held upon termination of employment. Holders of restricted stock have the right to dividends or dividend equivalents, as applicable, during the restriction period. Such dividends or dividend equivalents will accrue during the restriction period, but will not be paid until restrictions lapse. The holder of restricted stock has the right to vote the shares.
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
     Preferred Stock
     The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1, redeemable at the Corporation’s option subject to certain terms. This stock may be issued in series and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. As of March 31, 2011, the Corporation has five outstanding series of non-convertible non-cumulative preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% non-cumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E. The liquidation value per share is $25. The Corporation is currently in the process of voluntarily delisting the Series A through E preferred stock from the New York Stock Exchange.
     On July 20, 2010, the Corporation issued $424.2 million Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series G (the “Series G Preferred Stock”), in exchange of the $400 million of Fixed Rate Cumulative Perpetual Preferred Stock, Series F (the “Series F Preferred Stock”), that the U.S. Treasury had acquired pursuant to the TARP Capital Purchase Program, and dividends accrued on such stock. A key benefit of this transaction was obtaining the right, under the terms of the new Series G Preferred Stock, to compel the conversion of this stock into shares of the Corporation’s common stock, provided that the Corporation meets a number of conditions, and by the Treasury and any subsequent holder at any time and, unless earlier converted, is automatically convertible into common stock on the seventh anniversary of issuance. On the seventh anniversary of issuance, each share of the Series G Preferred Stock will mandatorily convert into a number of shares of the Corporation’s common stock equal to a fraction, the numerator of which is $1,000 and the denominator of which is the market price of the Corporation’s common stock on the second trading day preceding the mandatory conversion date, provided, however, holders of the Series G Preferred Stock shall not be entitled to convert shares until the converting holder has first received any applicable regulatory approvals. On August, 24, 2010, the Corporation obtained its stockholders’ approval to increase the number of authorized shares of common stock from 750 million to 2 billion and decrease the par value of its common stock from $1.00 to $0.10 per share. These approvals and the issuance in 2010 of common stock in exchange for Series A through E preferred stock satisfy all but one of the substantive conditions to the Corporation’s ability to compel the conversion of the 424,174 shares of the new series of Series G Preferred Stock, issued to the U.S. Treasury. The other substantive condition to the Corporation’s ability to compel the conversion of the Series G Preferred Stock is the issuance of a minimum amount of additional capital, subject to terms, other than the price per share, reasonably acceptable to the U.S. Treasury in its sole discretion. On September 16, 2010, the Corporation filed a registration statement for a proposed underwritten offering of $500 million of its common stock with the SEC. Thereafter, it amended the registration statement to lower the size of the offering to $350 million as a result of the negotiation of an amendment to the exchange agreement with the U.S Treasury.
     During the fourth quarter of 2010, the U.S. Treasury agreed to a reduction from $500 million to $350 million in the size of the capital raise required to satisfy the remaining substantive condition to compel the conversion of the Series G Preferred Stock owned by the U.S. Treasury into shares of common stock. Additionally, the U.S. Treasury agreed to extend to October 7, 2011, the date by when the Corporation is required to complete an equity raise in order to compel conversion of the Series G Preferred Stock into shares of common stock. In connection with the negotiation of this reduction, the Corporation agreed to a reduction in the previously agreed upon discount of the liquidation preference of the Series G Preferred Stock from 35% to 25%, thus, increasing the number of shares of common stock into which the Series G Preferred Stock. Based on an initial conversion rate of 68.9465 shares of common stock for each share of Series G Preferred Stock(calculated by dividing $750, or a discount of 25% from the $1,000 liquidation preference per share of Series G Preferred Stock, by the initial conversion price of $10.878 per share, which is subject to adjustment), the number of shares into which the Series G Preferred Stock would be convertible would increase from 25.3 million to 29.2 million shares of common stock. As a result of the change in the discount, a non-cash adjustment of $11.3 million was recorded in the fourth quarter of 2010 as an acceleration of the Series G Preferred Stock discount accretion.

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
     The possible future issuance of equity securities through the exercise of the Warrant could affect the Corporation’s current stockholders in a number of ways, including by:
•	diluting the voting power of the current holders of common stock (the shares underlying the warrant represent approximately 2% of the Corporation’s shares of common stock as of March 31, 2011);

•	diluting the earnings per share and book value per share of the outstanding shares of common stock; and

•	making the payment of dividends on common stock more expensive.
     As mentioned above the Corporation stopped paying dividends for common and all its outstanding series of preferred stock. This suspension was effective with the dividends for the month of August 2009 on the Corporation’s five outstanding series of non-cumulative preferred stock and dividends or the Corporation’s then outstanding Series F Preferred Stock and the Corporation’s common stock. Prior to any resumption of the payment of dividends on or repurchases of any of the remaining outstanding noncumulative preferred stock or common stock, the Corporation must comply with the terms of the Series G Preferred Stock. In addition, prior to the repurchase of any stock for cash, the Corporation must obtain the consent of the U.S. Treasury under certain circumstances.
Stock repurchase plan and treasury stock
     The Corporation has a stock repurchase program under which, from time to time, it repurchases shares of common stock in the open market and holds them as treasury stock. No shares of common stock were repurchased during the first quarter of 2011 and 2010 by the Corporation. As of March 31, 2011 and December 31, 2010, of the total amount of common stock repurchased in prior years, 659,853 shares were held as treasury stock and were available for general corporate purposes.
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
18 — REGULATORY MATTERS
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
     Effective June 2, 2010, FirstBank, by and through its Board of Directors, entered into the FDIC Order with the FDIC and the Office of the Commissioner of Financial Institutions of Puerto Rico. This Order provides for various things, including (among other things) the following: (1) having and retaining qualified management; (2) increased participation in the affairs of FirstBank by its board of directors; (3) development and implementation by FirstBank of a capital plan to attain a leverage ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 10% and a total risk-based capital ratio of at least 12%; (4) adoption and implementation of strategic, liquidity and fund management and profit and budget plans and related projects within certain timetables set forth in the Order and on an ongoing basis; (5) adoption and implementation of plans for reducing FirstBank’s positions in certain classified assets and delinquent and non-accrual loans within timeframes set forth in the Order; (6) refraining from lending to delinquent or classified borrowers already obligated to FirstBank on any extensions of credit so long as such credit remains uncollected, except where FirstBank’s failure to extend further credit to a particular borrower would be detrimental to the best interests of FirstBank, and any such additional credit is approved by the FirstBank’s board of directors; (7) refraining from accepting, increasing, renewing or rolling over brokered deposits without the prior written approval of the FDIC; (8) establishment of a comprehensive policy and methodology for determining the allowance for loan and lease losses and the review and revision of FirstBank’s loan policies, including the non-accrual policy; and (9) adoption and implementation of adequate and effective programs of independent loan review, appraisal compliance and an effective policy for managing FirstBank’s sensitivity to interest rate risk. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the FDIC Order. Although all the regulatory capital ratios exceeded the established “well capitalized” levels at March 31, 2011, because of the FDIC Order with the FDIC, FirstBank cannot be treated as “well capitalized” institution under regulatory guidance.
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
     The Corporation submitted its capital plan setting forth how it plans to improve capital positions to comply with the FDIC Order and the Written Agreement over time. Additional information about, the Corporation’s achievement of various aspects of the Capital Plan and the terms of the Capital Plan are described above in Note 1.
     In addition to the Capital Plan, the Corporation has submitted to its regulators a liquidity and brokered deposit plan, including a contingency funding plan, a non-performing asset reduction plan, a budget and profit plan, a strategic plan and a plan for the reduction of classified and special mention assets. Further, the Corporation has reviewed and enhanced the Corporation’s loan review program, various credit policies, the Corporation’s treasury and investments policy, the Corporation’s asset classification and allowance for loan and lease losses and non-accrual policies, the Corporation’s charge-off policy and the Corporation’s appraisal program. The Agreements also require the submission to the regulators of quarterly progress reports.
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
     On January 31, 2011, the Puerto Rico Government approved Act No. 1, which repealed the 1994 PR Code and replaces it with the Puerto Rico Internal Revenue Code of 2010 (the “2010 PR Code”). The provisions of the 2010 Code are generally applicable to taxable years commencing after December 31, 2010. The matters discussed above are equally applicable under the 2010 Code except that the maximum corporate tax rate has been reduced from 39% (40.95% for calendar years 2009 and 2010) to 30% (25% for taxable years commencing after December 31, 2013 if certain economic conditions are met by the Puerto Rico economy). Corporations are entitled to elect continue to determine its Puerto Rico income tax responsibility for such 5 year period under the provisions of the 1994 Code.
     For the quarter ended March 31, 2011, the Corporation recorded an income tax expense of $3.6 million compared to an income tax expense of $6.9 million for the same period in 2010. As a result of the reduction in the statutory income tax rates from 39% to 30% under the new 2010 Code, the Corporation recorded a $102.0 million reduction in its deferred tax assets and a $100.0 million reduction in the valuation allowance. Since the majority of the deferred tax assets were reserved prior to 2011, the net charge to the income statement during the first quarter of 2011 attributed to changes in tax rates was approximately $2.0 million in connection with profitable subsidiaries. As of March 31, 2011, the deferred tax asset, net of a valuation allowance of $355.4 million, amounted to $7.7 million compared to $9.3 million as of December 31, 2010. The Corporation continued to reserve deferred tax assets created in connection with the operations of its banking subsidiary, FirstBank.
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
     In assessing the weight of positive and negative evidence, a significant negative factor that resulted in increases of the valuation allowance was that the Corporation’s banking subsidiary, FirstBank Puerto Rico, continues in a three-year historical cumulative loss position as of the end of the first quarter of 2011, and has projected to be in a loss position for the remaining of 2011. As of March 31, 2011, management concluded that $7.7 million of the deferred tax asset will be realized. The Corporation’s deferred tax assets for which it has not established a valuation allowance relate to profitable subsidiaries and to amounts that can be realized through future reversals of existing taxable temporary differences. To the extent the realization of a portion, or all, of the tax asset becomes “more likely than not” based on changes in circumstances (such as, improved earnings, changes in tax laws or other relevant changes), a reversal of that portion of the deferred tax asset valuation allowance will then be recorded.
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
     The Corporation classified all interest and penalties, if any, related to tax uncertainties as income tax expense. The amount of UTBs may increase or decrease for various reasons, including changes in the amounts for current tax year positions, the expiration of open income tax returns due to the expiration of statutes of limitations, changes in management’s judgment about the level of uncertainty, the status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. There were no UTBs outstanding as of March 31, 2011 and December 31, 2010.
20 — FAIR VALUE
Fair Value Option
     FASB authoritative guidance permits the measurement of selected eligible financial instruments at fair value.
     Medium-Term Notes
     The Corporation elected the fair value option for certain medium term notes that were hedged with interest rate swaps that were previously designated for fair value hedge accounting. As of March 31, 2011 and December 31, 2010, these medium-term notes with a principal balance of $15.4 million, had a fair value of $12.4 million and $11.8 million, respectively, recorded in notes payable. Interest paid/accrued on these instruments is recorded as part of interest expense and the accrued interest is part of the fair value of the notes. Electing the fair value option allows the Corporation to eliminate the burden of complying with the requirements for hedge accounting (e.g., documentation and effectiveness assessment) without introducing earnings volatility.
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
     For 2011, there have been no transfers into or out of Level 1 and Level 2 measurement of the fair value hierarchy.
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
     The following table presents the estimated fair value and carrying value of financial instruments as of March 31, 2011 and December 31, 2010.

	Financial	Fair Value	Financial	Fair Value
	Condition	Estimated	Condition	Estimated
	3/31/2011	3/31/2011	12/31/2010	12/31/2010
		(In thousands)
Assets:
Cash and due from banks and money market investments	$873,294	$873,294	$370,283	$370,283
Investment securities available for sale	2,724,167	2,724,167	2,744,453	2,744,453
Investment securities held to maturity	—	—	453,387	476,516
Other equity securities	99,060	99,060	55,932	55,932
Loans held for sale	305,494	312,253	300,766	300,766
Loans, held for investment	11,089,775		11,655,436
Less: allowance for loan and lease losses	(561,695)		(553,025)

Loans held for investment, net of allowance	10,528,080	10,019,395	11,102,411	10,581,221

Derivatives, included in assets	2,556	2,556	1,905	1,905

Liabilities:
Deposits	11,716,436	11,837,155	12,059,110	12,207,613
Securities sold under agreements to repurchase	1,400,000	1,507,010	1,400,000	1,513,338
Advances from FHLB	540,440	560,436	653,440	677,866
Notes Payable	27,837	25,702	26,449	24,909
Other borrowings	231,959	122,722	231,959	71,488
Derivatives, included in liabilities	7,276	7,276	6,701	6,701

     Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Corporation has elected the fair value option, are summarized below:

	As of March 31, 2011				As of December 31, 2010
	Fair Value Measurements Using				Fair Value Measurements Using
				Assets / Liabilities				Assets / Liabilities
(In thousands)	Level 1	Level 2	Level 3	at Fair Value	Level 1	Level 2	Level 3	at Fair Value
Assets:
Securities available for sale :
Equity securities	$47	$—	$—	$47	$59	$—	$—	$59
U.S. Treasury Securities	615,793	—	—	615,793	608,714	—	—	608,714
Non-callable U.S. agency debt	303,704	—	—	303,704	304,257	—	—	304,257
Callable U.S. agency debt and MBS	—	1,573,119	—	1,573,119	—	1,622,265	—	1,622,265
Puerto Rico Government Obligations	—	158,771	3,083	161,854	—	134,165	2,676	136,841
Private label MBS	—	—	68,355	68,355	—	—	72,317	72,317
Corporate bonds	—	—	1,295	1,295	—	—	—	—
Derivatives, included in assets:
Interest rate swap agreements	—	316	—	316	—	351	—	351
Purchased interest rate cap agreements	—	1	—	1	—	1	—	1
Purchased options used to manage exposure to the stock market on embeded stock indexed options	—	2,207	—	2,207	—	1,553	—	1,553
Forward Contracts	—	32	—	32	—	—	—	—
Liabilities:
Medium-term notes	—	12,437	—	12,437	—	11,842	—	11,842
Derivatives, included in liabilities:
Interest rate swap agreements		4,813	—	4,813	—	5,192	—	5,192
Written interest rate cap agreements	—	1	—	1	—	1	—	1
Embedded written options on stock index deposits and notes payable	—	2,167	—	2,167	—	1,508	—	1,508
Forward Contracts	—	296	—	296	—	—	—	—

	Changes in Fair Value for items Measured at Fair Value
	Pursuant to Election of the Fair Value Option For the
	Quarter ended March 31,
	2011	2010
	Unrealized Gains and Interest Expense
(In thousands)	included in Current-Period Earnings (1)
Medium-term notes	$(824)	$(1,029)

(1)	Changes in fair value for the quarter ended March 31, 2011 and 2010 include interest expense on medium-term notes of $0.2 million and $0.1 million, respectively. Interest expense on medium-term notes that have been elected to be carried at fair value are recorded in interest expense in the Consolidated Statement of Loss based on their contractual coupons.
     The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended March 31, 2011 and 2010.

	Total Fair Value Measurements	Total Fair Value Measurements
	(Quarter Ended March 31, 2011)	(Quarter Ended March 31, 2010)
Level 3 Instruments Only	Securities		Securities
(In thousands)	Available For Sale(1)	Derivatives(2)	Available For Sale(1)
Beginning balance	$74,993	$4,199	$84,354
Total gains or (losses) (realized/unrealized):
Included in earnings	—	(712)	—
Included in other comprehensive income	46	—	323
Held-to-Maturity investment securities reclassified to Available-for-Sale	2,000	—	—
Principal repayments and amortization	(4,306)	—	(3,794)

Ending balance	$72,733	$3,487	$80,883

(1)	Amounts mostly related to private label mortgage-backed securities.

(2)	Amounts related to the valuation of interest rate cap agreements. The counterparty to these interest rate cap agreements failed on April 30, 2010 and was acquired by another financial institution in an FDIC assisted transaction. The Corporation currently has a claim with the FDIC.
     The table below summarizes changes in unrealized gains and losses recorded in earnings for the quarter ended March 31, 2010 for Level 3 assets and liabilities that are still held at the end of the period.

Changes in
Unrealized Losses
Level 3 Instruments Only	(Quarter Ended March 31, 2010)
(In thousands)	Derivatives
Changes in unrealized losses relating to assets still held at reporting date(1) (2):

Interest income on loans	$(15)
Interest income on investment securities	(697)

$(712)

(1)	Amounts represent valuation of interest rate cap agreements

(2)	Unrealized losses of $0.3 million on Level 3 available-for-sale securities was recognized as part of other comprehensive income for the quarter ended March 31, 2010.
     Additionally, fair value is used on a non-recurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost-or-market accounting (e.g., loans held for sale carried at the lower of cost or fair value and repossessed assets) or write-downs of individual assets (e.g., goodwill, loans).
     As of March 31, 2011, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

				Losses recorded for
	Carrying value as of March 31, 2011			the Quarter Ended
	Level 1	Level 2	Level 3	March 31, 2011
		(In thousands)
Loans receivable (1)	$—	$—	$1,331,634	$95,786
Other Real Estate Owned (2)	—	—	91,948	2,975

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral. The fair values are derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g. absorption rates), which are not market observable.

(2)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates), which are not market observable. Losses are related to market valuation adjustments after the transfer from the loan to the OREO portfolio.
     As of March 31, 2010, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

				Losses recorded for
	Carrying value as of March 31, 2010			the Quarter Ended
	Level 1	Level 2	Level 3	March 31, 2010
		(In thousands)
Loans receivable (1)	$—	$—	$1,390,467	$137,767
Other Real Estate Owned (2)	—	—	73,444	1,195
Loans held for sale (3)	—	19,927	—	140

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral.

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
Cash and due from banks and money market investments
     The carrying amounts of cash and due from banks and money market investments are reasonable estimates of their fair value. Money market investments might include held-to-maturity U.S. Government obligations, which have a contractual maturity of three months or less. The fair value of these securities is based on quoted market prices in active markets that incorporate the risk of nonperformance.
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
Other equity securities
     Equity or other securities that do not have a readily available fair value are stated at the net realizable value, which management believes is a reasonable proxy for their fair value. This category is principally composed of stock that is owned by the Corporation to comply with FHLB regulatory requirements. Their realizable value equals their cost as these shares can be freely redeemed at par. Also includes, the Corporation’s 35% interest in a joint venture. The initial value of $47.6 million represents 35% of all the assets of the joint venture. Please refer to Note 11 for additional information.
Loans receivable, including loans held for sale
     The fair value of loans held for investment and for mortgage loans held for sale was estimated using discounted cash flow analyses, based on interest rates currently being offered for loans with similar terms and credit quality and with adjustments that the Corporation’s management believes a market participant would consider in determining fair value. Loans were classified by type such as commercial, residential mortgage, and automobile. These asset categories were further segmented into fixed- and adjustable-rate categories. The fair values of performing fixed-rate and adjustable-rate loans were calculated by discounting expected cash flows through the estimated maturity date. Loans with no stated maturity, like credit lines, were valued at book value. Prepayment assumptions were considered for non-residential loans. For residential mortgage loans, prepayment estimates were based on recent historical prepayment experience of the Corporation’s residential mortgage portfolio. Discount rates were based on the Treasury and LIBOR/Swap Yield Curves at the date of the analysis, and included appropriate adjustments for expected credit losses and liquidity. For impaired collateral dependent loans, the impairment was primarily measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observable transactions involving similar assets in similar locations. For construction, commercial mortgage and commercial loans transferred to held for sale during the fourth quarter of 2010, the fair value equals the established sales price of these loans. The Corporation completed the sale of substantially all of these loans on February 16, 2011.

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
Derivative instruments
     The fair value of most of the derivative instruments is based on observable market parameters and takes into consideration the credit risk component of paying counterparties when appropriate, except when collateral is pledged. That is, on interest rate swaps, the credit risk of both counterparties is included in the valuation; and, on options and caps, only the seller’s credit risk is considered. The “Hull-White Interest Rate Tree” approach is used to value the option components of derivative instruments, and discounting of the cash flows is performed using US dollar LIBOR-based discount rates or yield curves that account for the industry sector and the credit rating of the counterparty and/or the Corporation. Derivatives include interest rate swaps used for protection against rising interest rates. For these interest rate swaps, a credit component was not considered in the valuation since the Corporation has fully collateralized with investment securities any mark to market loss with the counterparty and, if there were market gains, the counterparty had to deliver collateral to the Corporation.
     Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments resulted in an unrealized gain of approximately $0.6 million as of March 31, 2011, which includes an unrealized loss of $0.2 million recorded in the first quarter of 2011 and an unrealized loss of $0.1 million for the first quarter of 2010.
Term notes payable
     The fair value of term notes is determined using a discounted cash flow analysis over the full term of the borrowings. This valuation also uses the “Hull-White Interest Rate Tree” approach to value the option components of the term notes. The model assumes that the embedded options are exercised economically. The fair value of medium-term notes is computed using the notional amount outstanding. The discount rates used in the valuations are based on US dollar LIBOR and swap rates. At-the-money implied swaption volatility term structure (volatility by time to maturity) is used to calibrate the model to current market prices and value the cancellation option in the term notes. For the medium-term notes, the credit risk is measured using the difference in yield curves between swap rates and a yield curve that considers the industry and credit rating of the Corporation as issuer of the note at a tenor comparable to the time to maturity of the note and option. The net loss from fair value changes attributable to the Corporation’s own credit to the medium-term notes for which the Corporation has elected the fair value option recorded for the first quarter of 2011 amounted to $0.6 million, compared to an unrealized loss of $1.0 million for the first quarter of 2010. The cumulative mark-to-market unrealized gain on the medium-term notes since measured at fair value attributable to credit risk amounted to $3.1 million as of March 31, 2011.

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
21 — SUPPLEMENTAL CASH FLOW INFORMATION
     Supplemental cash flow information follows:

	Quarter Ended March 31,
	2011	2010
	(In thousands)
Cash paid for:

Interest on borrowings	$68,257	$98,088
Income tax	242	—

Non-cash investing and financing activities:

Additions to other real estate owned	28,483	18,930
Additions to auto repossesions	16,691	18,909
Capitalization of servicing assets	1,231	1,686
Loan securitizations	41,474	57,204
Loans sold to a joint venture in exchange for an acquisition loan and an equity interest in the joint venture	183,709	—
Reclassification of Held-to-Maturity investment securities to Available-for-Sale	88,751	—
22 — SEGMENT INFORMATION
     Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of March 31, 2011, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States operations and Virgin Islands operations. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments.
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
     The accounting policies of the segments are the same as those referred to in Note 1 to the Corporation’s financial statements for the year ended December 31, 2010 contained in the Corporation’s Annual Report or Form 10-K.
     The Corporation evaluates the performance of the segments based on net interest income, the estimated provision for loan and lease losses, non-interest income and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the allowance for loan and lease losses.
The following table presents information about the reportable segments (in thousands):

	Mortgage	Consumer	Commercial and	Treasury and	United States	Virgin Islands
(In thousands)	Banking	(Retail) Banking	Corporate	Investments	Operations	Operations	Total
For the quarter ended March 31, 2011:
Interest income	$34,880	$43,413	$52,390	$22,630	$12,342	$15,248	$180,903
Net (charge) credit for transfer of funds	(18,692)	1,838	(3,230)	15,505	4,579	—	—
Interest expense	—	(11,505)	—	(50,691)	(10,797)	(1,631)	(74,624)

Net interest income	16,188	33,746	49,160	(12,556)	6,124	13,617	106,279
Provision for loan and lease losses	(675)	(5,192)	(51,124)	—	(7,900)	(23,841)	(88,732)
Non-interest income	6,787	6,929	2,220	19,143	143	5,263	40,485
Direct non-interest expenses	(7,815)	(22,355)	(9,153)	(1,476)	(8,602)	(10,069)	(59,470)

Segment income (loss)	$14,485	$13,128	$(8,897)	$5,111	$(10,235)	$(15,030)	$(1,438)

Average earnings assets	$2,438,536	$1,492,909	$5,387,552	$3,584,468	$904,348	$910,154	$14,717,967

For the quarter ended March 31, 2010:
Interest income	$40,026	$47,562	$58,842	$42,774	$13,930	$17,854	$220,988
Net (charge) credit for transfer of funds	(25,327)	2,140	(6,826)	30,013	—	—	—
Interest expense	—	(13,568)		(77,740)	(11,267)	(1,550)	(104,125)

Net interest income	14,699	36,134	52,016	(4,953)	2,663	16,304	116,863

Provision for loan and lease losses	(16,014)	(12,493)	(59,448)	—	(71,202)	(11,808)	(170,965)
Non-interest income	2,251	7,307	1,602	30,585	154	3,427	45,326
Direct non-interest expenses	(8,095)	(24,000)	(17,586)	(1,612)	(9,317)	(11,009)	(71,619)

Segment (loss) income	$(7,159)	$6,948	$(23,416)	$24,020	$(77,702)	$(3,086)	$(80,395)

Average earnings assets	$2,708,763	$1,667,043	$6,452,243	$5,466,721	$1,261,836	$1,041,767	$18,598,373
     The following table presents a reconciliation of the reportable segment financial information to the consolidated totals:

	Quarter ended March 31,
	2011	2010
	(In thousands)
Net loss:
Total loss for segments and other	$(1,438)	$(80,395)
Other operating expenses	(23,396)	(19,743)

Loss before income taxes	(24,834)	(100,138)
Income tax expense	(3,586)	(6,861)

Total consolidated net loss	$(28,420)	$(106,999)

Average assets:
Total average earning assets for segments	$14,717,967	$18,598,373
Average non-earning assets	661,017	716,679

Total consolidated average assets	$15,378,984	$19,315,052

23 — COMMITMENTS AND CONTINGENCIES
     The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and commitments to sell mortgage loans at fair value. As of March 31, 2011, commitments to extend credit amounted to approximately $667.9 million and commercial and financial standby letters of credit amounted to approximately $80.5 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. In the case of credit cards and personal lines of credit, the Corporation can at any time and without cause, cancel the unused credit facility. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with prospective borrowers.
     Lehman Brothers Special Financing, Inc. (“Lehman”) was the counterparty to the Corporation on certain interest rate swap agreements. During the third quarter of 2008, Lehman failed to pay the scheduled net cash settlement due to the Corporation, which constituted an event of default under those interest rate swap agreements. The Corporation terminated all interest rate swaps with Lehman and replaced them with other counterparties under similar terms and conditions. In connection with the unpaid net cash settlement due as of March 31, 2011 under the swap agreements, the Corporation has an unsecured counterparty exposure with Lehman, which filed for bankruptcy on October 3, 2008, of approximately $1.4 million. This exposure was reserved in the third quarter of 2008. The Corporation had pledged collateral of $63.6 million with Lehman to guarantee its performance under the swap agreements in the event payment there under was required. The book value of pledged securities with Lehman as of December 31, 2010 amounted to approximately $64.5 million.
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
     During February 2010, Barclays filed a motion with the court requesting that the Corporation’s claim be dismissed on the grounds that the allegations of the complaint are not sufficient to justify the granting of the remedies therein sought. Shortly thereafter, the Corporation filed its opposition motion. A hearing on the motions was held in court on April 28, 2010. The court, on that date, after hearing the arguments by both sides, concluded that the Corporation’s equitable-based causes of action, upon which the return of the investment securities is being demanded, contain allegations that sufficiently plead facts warranting the denial of Barclays’ motion to dismiss the Corporation’s claim. Accordingly, the judge ordered the case to proceed to trial. Subsequent to the court decision, the district court judge transferred the case to the Lehman bankruptcy court for trial. While the Corporation believes it has valid reasons to support its claim for the return of the securities, the Corporation may not succeed in its litigation against Barclays to recover all or a substantial portion of the securities. Upon such transfer, the Bankruptcy court began to entertain the pre-trial procedures including discovery of evidence. In this regard, an initial scheduling conference was held before the United States Bankruptcy Court for the Southern District of New York on November 17, 2010, at which time a proposed case management plan was approved. Discovery has commenced pursuant to that case management plan and is currently scheduled for completion by September 15, 2011, but this timing is subject to adjustment.
     Additionally, the Corporation continues to pursue its claim filed in January 2009 in the proceedings under the Securities Protection Act with regard to Lehman Brothers Incorporated in Bankruptcy Court, Southern District of New York. An estimated loss was not accrued as the Corporation is unable to determine the timing of the claim resolution or whether it will succeed in recovering all or a substantial portion of the collateral or its equivalent value. If additional relevant negative facts become available in future periods, a need to recognize a partial or full reserve of this claim may arise. Considering that the investment securities have not yet been recovered by the Corporation, despite its efforts in this regard, the Corporation has maintained such investments classified as non-performing since the second quarter of 2009.
     As of March 31, 2011, First BanCorp and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. Management believes that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position, results of operations or cash flows.

24 — FIRST BANCORP (Holding Company Only) Financial Information
     The following condensed financial information presents the financial position of the Holding Company only as of March 31, 2011 and December 31, 2010 and the results of its operations for the quarters ended March 31, 2011 and 2010.

	As of March 31,	As of December 31,
	2011	2010
	(In thousands)
Assets
Cash and due from banks	$19,760	$42,430
Money market investments	—	—
Investment securities available for sale, at market:
Equity investments	47	59
Other investment securities	1,300	1,300
Investment in First Bank Puerto Rico, at equity	1,224,020	1,231,603
Investment in First Bank Insurance Agency, at equity	6,659	6,275
Investment in FBP Statutory Trust I	3,093	3,093
Investment in FBP Statutory Trust II	3,866	3,866
Other assets	6,660	5,395

Total assets	$1,265,405	$1,294,021

Liabilities & Stockholders’ Equity
Liabilities:
Other borrowings	$231,959	$231,959
Accounts payable and other liabilities	6,177	4,103

Total liabilities	238,136	236,062

Stockholders’ equity	1,027,269	1,057,959

Total liabilities and stockholders’ equity	$1,265,405	$1,294,021

	Quarter Ended
	March 31,	March 31,
	2011	2010
	(In thousands)
Income:

Dividends from FirstBank Puerto Rico	$—	$751
Other income	52	50

	52	801

Expense:

Notes payable and other borrowings	1,718	1,672
Other operating expenses	510	689

	2,228	2,361

Investment-related proceeds and impairments on equity securities	679	(600)

Loss before income taxes and equity in undistributed losses of subsidiaries	(1,497)	(2,160)

Income tax benefit	—	—

Equity in undistributed losses of subsidiaries	(26,923)	(104,839)

Net loss	$(28,420)	$(106,999)

25 — SUBSEQUENT EVENTS
     On April 6, 2011, consistent with the Corporation’s deleverage strategy included in the Capital Plan submitted to regulators in the first quarter of 2011, the Corporation sold approximately $268 million in U.S. Agency MBS for which an approximate $20 million gain was recognized.
     On April 15, 2011, the Corporation sold mortgage loans with an unpaid principal balance of $282 million to another financial institution. The Corporation recognized a gain of approximately $6.8 million associated with this transaction in the second quarter of 2011. These loans were reclassified to held for sale in the first quarter of 2011.
     The Corporation has performed an evaluation of all other events occurring subsequent to March 31, 2011; management has determined that there are no additional events occurring in this period that required disclosure in or adjustment to the accompanying financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
SELECTED FINANCIAL DATA
(In thousands, except for per share and financial ratios)

	Quarter Ended
	March 31,
	2011	2010
Condensed Income Statement:

Total interest income	$180,903	$220,988
Total interest expense	74,624	104,125
Net interest income	106,279	116,863
Provision for loan and lease losses	88,732	170,965
Non-interest income	40,485	45,326
Non-interest expenses	82,866	91,362
Loss before income taxes	(24,834)	(100,138)
Income tax expense	(3,586)	(6,861)
Net loss	(28,420)	(106,999)
Net loss attributable to common stockholders	(35,437)	(113,151)

Per Common Share Results (1):

Net loss per share basic	$(1.66)	$(18.34)
Net loss per share diluted	$(1.66)	$(18.34)
Cash dividends declared	$—	$—
Average shares outstanding	21,303	6,168
Book value per common share	$28.19	$90.59
Tangible book value per common share (2)	$26.24	$83.45

Selected Financial Ratios (In Percent):
Profitability:

Return on average assets	(0.75)	(2.25)
Interest rate spread (3)	2.63	2.45
Net interest margin (3)	2.89	2.73
Return on average total equity	(11.09)	(27.07)
Return on average common equity	(23.42)	(68.06)
Average total equity to average total assets	6.76	8.30
Tangible common equity ratio (2)	3.71	2.74
Dividend payout ratio	—	—
Efficiency ratio (4)	56.46	56.33

Asset Quality:

Allowance for loan and lease losses to period end loans held for investment	5.06	4.33
Net charge-offs (annualized) to average loans	2.74	3.65
Provision for loan and lease losses to net charge-offs	110.83	138.12
Non-performing assets to total assets	9.34 (5)	9.49
Non-performing loans held for investment to total loans held for investment	11.12	12.35
Allowance to total non-performing loans held for investment	45.55	35.09
Allowance to total non-performing loans held for investment, excluding residential real estate loans	66.78	48.24

Other Information:
Common Stock Price: End of period	$5.00	$36.15

	As of	As of
	March 31,	December 31,
	2011	2010
Balance Sheet Data:

Total loans	$11,395,269	$11,956,202
Allowance for loan and lease losses	561,695	553,025
Money market and investment securities	2,933,880	3,369,332
Intangible assets	41,552	42,141
Deferred tax asset, net	7,669	9,269
Total assets	15,104,090	15,593,077
Deposits	11,716,436	12,059,110
Borrowings	2,200,236	2,311,848
Total preferred equity	426,724	425,009
Total common equity	585,121	615,232
Accumulated other comprehensive loss, net of tax	15,424	17,718
Total equity	1,027,269	1,057,959

(1)	All share and per share data has been adjusted to retroactively reflect the 1-for-15 reverse stock split effected January 7, 2011.

(2)	Non-GAAP measure. Refer to “Capital” discussion below for additional information of the components and reconciliation of these measures.

(3)	On a tax-equivalent basis and excluding the changes in fair value of derivative instruments and financial liabilities measured at fair value (see “Net Interest Income” discussion below for a reconciliation of this non-GAAP measure).

(4)	Non-interest expense to the sum of net interest income and non-interest income. The denominator includes non-recurring income and changes in the fair value of derivative instruments and financial instruments measured at fair value.

(5)	Non-performing assets, excluding non-performing loans held for sale, to total assets, excluding non-performing loans transferred to held for sale was 9.30% as of March 31, 2011.

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the accompanying consolidated unaudited financial statements of First BanCorp (the “Corporation” or “First BanCorp”) and should be read in conjunction with such financial statements and the notes thereto.
DESCRIPTION OF BUSINESS
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
     As discussed in Note 1 to the Consolidated Financial Statements, the Corporation has assessed its ability to continue as a going concern and has concluded that, based on current and expected liquidity needs and sources, management expects the Corporation to be able to meet its obligations for a reasonable period of time. If unanticipated market factors emerge, or if the Corporation is unable to raise additional capital or complete identified capital preservation initiatives, successfully execute its strategic operating plans, issue a sufficient amount of brokered deposits or comply with the Order, its banking regulators could take further action, which could include actions that may have a material adverse effect on the Corporation’s business, results of operations and financial position, including, the appointment of a conservator or receiver. Also see “Liquidity Risk and Capital Adequacy.”
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
     Net loss for the quarter ended March 31, 2011 amounted to $28.4 million, or $1.66 loss per diluted common share, compared to a net loss of $107.0 million, or $18.34 loss per diluted common share for the quarter ended March 31, 2010. The Corporation’s financial results for the first quarter of 2011, as compared to the first quarter of 2010, were principally impacted by (i) a decrease in the provision for loan and lease losses of $82.2 million primarily related to lower charges to specific reserves, a decrease in the volume non-performing loans as well as reductions in charge-offs and the overall reduction of the loan portfolio, and (ii) a decrease of $8.5 million in non-interest expenses mainly related to a decrease in the reserve for off-balance sheet exposures such as letters of credit and unfunded commitments as well as a decrease in the FDIC deposit insurance premium. These factors were partially offset by a decrease of $10.6 million in net interest income primarily related to a decrease in average interest earning assets and a decrease of $4.8 million in non-interest income mainly related to lower gains on sales of investment securities.
     The key drivers of the Corporation’s financial results for the quarter ended March 31, 2011 include the following:
•	Net interest income for the quarter ended March 31, 2011 was $106.3 million, compared to $116.9 million for the same period in 2010. The decrease largely due to a decrease in the volume of interest earning assets, consistent with the Corporation’s deleveraging initiatives to preserve and improve the Corporation’s capital position. Average interest-earning assets decreased by $3.8 billion when compared to the first quarter of 2010, reflecting a $1.9 billion reduction in average total loans and leases mainly due to loan sales combined with non-renewal of maturing government credit facilities and pay-downs; average investment securities and other short-term investments decreased by $1.9 billion primarily related to sales and prepayments of U.S. agency MBS. Refer to the “Net Interest Income” discussion below for additional information.

•	For the first quarter of 2011, the Corporation’s provision for loan and lease losses amounted to $88.7 million, compared to $171.0 million for the same period in 2010. The decrease in the provision for 2011 was primarily due to lower charges to specific reserves, a decrease in non-performing loans, charge-offs and the overall reduction of the loan portfolio. Much of the decrease in the provision is related to the construction and residential mortgage loan portfolios. Refer to the discussions under “Provision for loan and lease losses” and “Risk Management” below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios.

•	As previously reported, at the end of the 2010 fourth quarter, the Corporation transferred $447 million of loans ($335 million of construction loans, $83 million of commercial mortgage loans and $29 million of commercial and industrial loans) to held for sale at a value of $281.6 million. This resulted in charge-offs at the time of transfer of $165.1 million ($127.0 million related to construction loans, $29.5 million related to commercial mortgage loans and $8.6 million related to commercial and industrial (“C&I”) loans). The 2010 fourth quarter provision for loan losses included $102.9 million related to this transfer of loans to loans held for sale. During the first quarter of 2011, these loans with a book value of $269.3 million were sold at essentially book value. The completion of the loan sale was the main driver of the reduction of $159.8 million in total non-performing loans during the first quarter of 2011.

•	For the quarter ended March 31, 2011, the Corporation’s non-interest income amounted to $40.5 million, compared to $45.3 million for the quarter ended March 31, 2010. The decrease mainly reflects the impact of a $10.7 million gain on the sale of VISA Class C shares recognized in the first quarter of 2010, partially offset by a $4.3 million increase in income from mortgage banking activities. The increase in mortgage banking activities is mainly related to a $5.3 million gain recognized on the bulk sale of $236 million of performing residential mortgage loans to another financial. Refer to the “Non Interest Income” discussion below for additional information.

•	Non-interest expenses for the first quarter of 2011 amounted to $82.9 million, compared to $91.4 million for the same period in 2010. The decrease is mainly related to a decrease of $6.6 million in charges to the reserve for off-balance sheet exposures due to reductions in letters of credit and unfunded loan commitment balances, a decrease of $3.2 million in the FDIC deposit insurance premium and a $1.3 million decrease in employee compensation and benefits. Refer to the “Non Interest Expenses” discussion below for additional information.

•	For the first quarter of 2011, the Corporation recorded an income tax expense of $3.6 million, compared to an income tax expense of $6.9 million for the same period in 2010. The income tax expense for 2011 is mainly related to a net reduction of $2.0 million of the Corporation’s deferred tax assets associated with a reduction in statutory tax rates. Refer to the “Income Taxes” discussion below for additional information.

•	Total assets as of March 31, 2011 amounted to $15.1 billion, down $489.0 million from $15.6 billion as of December 31, 2010. The Corporation continued to execute deleveraging initiatives and total loans decreased by $560.9 million due to loan sales completed in the first quarter of 2011. Total investment securities decreased by $430.5 million mainly due to sale and prepayments of U.S. agency MBS. Partially off- setting these decreases was an increase of $503.0 million in cash and cash equivalent related to proceeds received from sales of loans and investments. Refer to the “Financial Condition and Operating Data” discussion below for additional information.

•	As of March 31, 2011, total liabilities amounted to $14.1 billion, a decrease of $458.3 million when compared to the balance as of December 31, 2010. The decrease is mainly attributable to a decrease of $538.1 million in brokered deposits, and a $113.0 million decrease in advances from FHLB, partially offset by an increase in core deposits of $177.2 million and an increase of $18.2 million in public funds. Refer to the “Risk Management — Liquidity and Capital Adequacy” discussion below for additional information about the Corporation’s funding sources.

•	The Corporation’s stockholders’ equity amounted to $1.0 billion as of March 31, 2011, a decrease of $30.7 million compared to the balance as of December 31, 2010, driven by the net loss of $28.4 million for the first quarter, as well as a decrease of $2.3 million in accumulated other comprehensive income. Refer to the “Risk Management — Capital” section below for additional information, including information about the Corporation’s Capital Plan execution.

•	Total loan production, including purchases, for the quarter ended March 31, 2011 was $696.0 million, compared to $637.0 million for the comparable period in 2010. The increase in loan production during 2011, as compared to the first quarter of 2010, was mainly related to the acquisition loan of $136 million provided by the Corporation to a new joint venture for the financing of loans sold to this entity and additional disbursements of approximately $45.7 million to the joint venture as part of a credit facility used to finance completion costs of the underlying projects under construction.

•	Total non-performing loans as of March 31, 2011 amounted to $1.24 billion, a decrease of $159.8 million when compared to the balance as of December 31, 2010. The completion of the previously reported loan sale transaction with a joint venture removed approximately $153.6 million of non-performing loans from the balance sheet. Excluding the impact of the loan sale transaction, non-performing loans decreased by $5.9 million, reflecting declines in commercial mortgage and consumer non-performing loans partially offset by increases in construction and C&I non-performing loans. Refer to the “Risk Management — Non-accruing and Non-performing Assets” section below for additional information.
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
     The Corporation’s critical accounting policies are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in First BanCorp’s 2010 Annual Report on Form 10-K. There have not been any material changes in the Corporation’s critical accounting policies since December 31, 2010.
RESULTS OF OPERATIONS
Net Interest Income
     Net interest income is the excess of interest earned by First BanCorp on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp’s net interest income is subject to interest rate risk due to the re-pricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter ended March 31, 2011 was $106.3 million compared to $116.9 million for the comparable period in 2010. On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments and unrealized gains and losses on liabilities measured at fair value, net interest income for the quarter ended March 31, 2011 was $108.8 million compared to $128.5 million for the comparable period of 2010.
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
     The net interest income is computed on an adjusted tax-equivalent basis and excluding: (1) the change in the fair value of derivative instruments, and (2) unrealized gains or losses on liabilities measured at fair value. For definition and reconciliation of this non-GAAP measure, refer to discussions below.

Part I

	Average Volume		Interest income (1) / expense		Average Rate (1)
Quarter ended March 31,	2011	2010	2011	2010	2011	2010
	Dollars in thousands)
Interest-earning assets:

Money market and other short-term investments	$488,087	$904,600	$309	$436	0.26%	0.20%
Government obligations (2)	1,344,053	1,283,568	6,189	8,820	1.87%	2.79%
Mortgage-backed securities	1,701,179	3,266,239	17,005	40,582	4.05%	5.04%
Corporate bonds	2,000	2,000	29	29	5.88%	5.88%
FHLB stock	51,332	68,380	713	843	5.63%	5.00%
Equity securities	24,662	1,802	1	15	0.02%	3.38%

Total investments (3)	3,611,313	5,526,589	24,246	50,725	2.72%	3.72%

Residential mortgage loans	3,262,780	3,554,096	47,844	53,599	5.95%	6.12%
Construction loans	811,530	1,483,314	6,377	8,753	3.19%	2.39%
C&I and commercial mortgage loans	5,907,727	6,652,754	58,191	67,404	3.99%	4.11%
Finance leases	278,642	313,899	5,694	6,343	8.29%	8.20%
Consumer loans	1,411,940	1,565,404	40,520	44,820	11.64%	11.61%

Total loans (4) (5)	11,672,619	13,569,467	158,626	180,919	5.51%	5.41%

Total interest-earning assets	$15,283,932	$19,096,056	$182,872	$231,644	4.85%	4.92%

Interest-bearing liabilities:
Brokered CDs	$6,019,057	$7,452,195	$32,769	$44,382	2.21%	2.42%
Other interest-bearing deposits	5,238,157	4,678,391	21,290	21,583	1.65%	1.87%
Loans payable	—	804,444	—	2,177	—	1.10%
Other borrowed funds	1,660,759	3,004,155	15,222	27,300	3.72%	3.69%
FHLB advances	576,729	971,596	4,745	7,694	3.34%	3.21%

Total interest-bearing liabilities (6)	$13,494,702	$16,910,781	$74,026	$103,136	2.22%	2.47%

Net interest income			$108,846	$128,508

Interest rate spread					2.63%	2.45%

Net interest margin					2.89%	2.73%

(1)	On an adjusted tax-equivalent basis. The adjusted tax-equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less Puerto Rico statutory tax rate as adjusted for changes to enacted tax rates (30.0% for the Corporation’s subsidiaries other than IBEs and 25.0% for the Corporation’s IBEs in 2011; 40.95% for the Corporation’s subsidiaries other than IBEs and 35.95% for the Corporation’s IBEs in 2010) and adding to it the cost of interest-bearing liabilities. The tax-equivalent adjustment recognizes the income tax savings when comparing taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread and net interest margin on a fully tax-equivalent basis. Therefore, management believes these measures provide useful information to investors by allowing them to make peer comparisons. Changes in the fair value of derivative and unrealized gains or losses on liabilities measured at fair value are excluded from interest income and interest expense because the changes in valuation do not affect interest paid or received.

(2)	Government obligations include debt issued by government sponsored agencies.

(3)	Unrealized gains and losses in available-for-sale securities are excluded from the average volumes.

(4)	Average loan balances include the average of non-performing loans.

(5)	Interest income on loans includes $2.2 million and $3.1 million for the first quarter of 2011 and 2010, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

(6)	Unrealized gains and losses on liabilities measured at fair value are excluded from the average volumes.

Part II

		Quarter ended March 31,
		2011 compared to 2010
		Increase (decrease)
		Due to:
	Volume	Rate	Total
	(In thousands)
Interest income on interest-earning assets:

Money market and other short-term investments	$(235)	$108	$(127)
Government obligations	370	(3,001)	(2,631)
Mortgage-backed securities	(16,746)	(6,831)	(23,577)
Corporate bonds	—	—	—
FHLB stock	(226)	96	(130)
Equity securities	97	(111)	(14)

Total investments	(16,740)	(9,739)	(26,479)

Residential mortgage loans	(4,302)	(1,453)	(5,755)
Construction loans	(4,669)	2,293	(2,376)
C&I and commercial mortgage loans	(7,380)	(1,833)	(9,213)
Finance leases	(722)	73	(649)
Consumer loans	(4,430)	130	(4,300)

Total loans	(21,503)	(790)	(22,293)

Total interest income	(38,243)	(10,529)	(48,772)

Interest expense on interest-bearing liabilities:

Brokered CDs	(8,029)	(3,584)	(11,613)
Other interest-bearing deposits	2,465	(2,758)	(293)
Loan payable	(2,177)	—	(2,177)
Other borrowed funds	(12,347)	269	(12,078)
FHLB advances	(3,212)	263	(2,949)

Total interest expense	(23,300)	(5,810)	(29,110)

Change in net interest income	(14,943)	(4,719)	(19,662)

     Portions of the Corporation’s interest-earning assets, mostly investments in obligations of some U.S. Government agencies and sponsored entities, generate interest which is exempt from income tax, principally in Puerto Rico. Also, interest and gains on sales of investments held by the Corporation’s international banking entities are tax-exempt under the Puerto Rico tax law, except for a temporary 5% tax rate imposed by the Puerto Rico Government on IBEs’ net income effective for years that commenced after December 31, 2008 and before January 1, 2012 (refer to the Income Taxes discussion below for additional information). To facilitate the comparison of all interest data related to these assets, the interest income has been converted to an adjusted taxable equivalent basis. The tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less the Puerto Rico statutory tax rate as adjusted for changes to enacted tax rates (30.0% for the Corporation’s subsidiaries other than IBEs and 25.0% for the Corporation’s IBEs in 2011) and adding to it the average cost of interest-bearing liabilities. The computation considers the interest expense disallowance required by Puerto Rico tax law. Refer to the “Income Taxes” discussion below for additional information of the Puerto Rico tax law.
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

     The following table reconciles net interest income in accordance with GAAP to net interest income excluding valuations, and net interest income on an adjusted tax-equivalent basis, net interest rate spread and net interest margin on a GAAP basis to these items excluding valuations and on an adjusted tax-equivalent basis:

	Quarter Ended March 31,
	2011	2010
Net Interest Income (in thousands)
Interest Income — GAAP	$180,903	$220,988
Unrealized (gain) loss on derivative instruments	(345)	744

Interest income excluding valuations	180,558	221,732
Tax-equivalent adjustment	2,314	9,912

Interest income on a tax-equivalent basis excluding valuations	182,872	231,644

Interest Expense — GAAP	74,624	104,125
Unrealized (loss) gain on derivative instruments and liabilities measured at fair value	(598)	(989)

Interest expense excluding valuations	74,026	103,136

Net interest income — GAAP	$106,279	$116,863

Net interest income excluding valuations	$106,532	$118,596

Net interest income on a tax-equivalent basis excluding valuations	$108,846	$128,508

Average Balances (in thousands)
Loans and leases	$11,672,619	$13,569,467
Total securities and other short-term investments	3,611,313	5,526,589

Average Interest-Earning Assets	$15,283,932	$19,096,056

Average Interest-Bearing Liabilities	$13,494,702	$16,910,781

Average Yield/Rate
Average yield on interest-earning assets — GAAP	4.80%	4.69%
Average rate on interest-bearing liabilities — GAAP	2.24%	2.50%

Net interest spread — GAAP	2.56%	2.19%

Net interest margin — GAAP	2.82%	2.48%

Average yield on interest-earning assets excluding valuations	4.79%	4.71%
Average rate on interest-bearing liabilities excluding valuations	2.22%	2.47%

Net interest spread excluding valuations	2.57%	2.24%

Net interest margin excluding valuations	2.83%	2.52%

Average yield on interest-earning assets on a tax-equivalent basis and excluding valuations	4.85%	4.92%
Average rate on interest-bearing liabilities excluding valuations	2.22%	2.47%

Net interest spread on a tax-equivalent basis and excluding valuations	2.63%	2.45%

Net interest margin on a tax-equivalent basis and excluding valuations	2.89%	2.73%

     The following table summarizes the components of the changes in fair values of interest rate swaps and interest rate caps, which are included in interest income:

	Quarter Ended March 31,
(In thousands)	2011	2010
Unrealized gain (loss) on derivatives (economic undesignated hedges):

Interest rate caps	$—	$(731)
Interest rate swaps on loans	345	(13)

Net unrealized gain (loss) on derivatives (economic undesignated hedges)	$345	$(744)

     The following table summarizes the components of the net unrealized gain and loss on derivatives (economic undesignated hedges) and net unrealized gain and loss on liabilities measured at fair value which are included in interest expense:

	Quarter ended March 31,
(In thousands)	2011	2010
Unrealized loss on derivatives (economic undesignated hedges):

Interest rate swaps and options on stock index deposits	$—	$1
Interest rate swaps and options on stock index notes	5	30

Net unrealized loss on derivatives (economic undesignated hedges)	$5	$31

Unrealized loss on liabilities measured at fair value:

Unrealized loss on medium-term notes	593	958

Net unrealized loss on liabilities measured at fair value	$593	$958

Net unrealized loss on derivatives (economic undesignated hedges) and liabilities measured at fair value	$598	$989

     Interest income on interest-earning assets primarily represents interest earned on loans receivable and investment securities.
     Interest expense on interest-bearing liabilities primarily represents interest paid on brokered CDs, branch-based deposits, repurchase agreements, advances from the FHLB and FED and notes payable.
     Unrealized gains or losses on derivatives represent changes in the fair value of derivatives, primarily interest rate swaps used for protection against rising interest rates.
     Unrealized gains or losses on liabilities measured at fair value represent the change in the fair value of such liabilities (medium-term notes), other than the accrual of interests.
     Derivative instruments, such as interest rate swaps, are subject to market risk. While the Corporation does have certain trading derivatives to facilitate customer transactions, the Corporation does not utilize derivative instruments for speculative purposes. As of March 31, 2011, most of the interest rate swaps outstanding are used for protection against rising interest rates. Refer to Note 9 of the accompanying unaudited consolidated financial statements for further details concerning the notional amounts of derivative instruments and additional information. As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on net interest income. This will depend, for the most part, on the shape of the yield curve, the level of interest rates, as well as the expectations for rates in the future.
     Net interest income decreased 9% to $106.3 million for the first quarter of 2011 from $116.9 million in the first quarter of 2010. The decrease in net interest income is largely due to the decrease in volume of interest-earning assets, consistent with the Corporation’s capital plan that includes deleverage initiatives to preserve and improve the Corporation’s capital position. Average total loans and leases decreased 14% or $1.9 billion mainly due to loan sales completed throughout 2010 and in the first quarter of 2011. Average investment securities and other short-term investments decreased 35% or $1.9 billion mainly as a result of sales and prepayments of mortgage-backed securities of which proceeds have been used to pay-down high cost interest borrowings such as repurchase agreements and brokered CDs. The Corporation has sold approximately $2.3 billion of investment securities over the last 12 months, mainly U.S. agency MBS, including the sale during the first quarter of 2011 of approximately $330 million of U.S. agency MBS originally intended to be held to maturity.
     The average volume of all major loan categories, in particular the average volume of construction and commercial loans, decreased when compared to the first quarter of 2010. The decrease of $671.8 million in the average volume of construction loans is primarily related to sales of performing and non-performing loans completed over the last 12 months, including construction loans with a book value of $201.5 million sold in the first quarter of 2011 as part of the aforementioned loan sale transaction with the joint venture. Before charge-offs recorded at the time of the transfer of loans to held for sale in the fourth quarter of 2010, the carrying value of such construction loans sold to the joint venture amounted to $325.4 million. Other reductions came from charge-off activity, repayments and sales of non-performing credits in Florida in 2010. Average C&I and commercial mortgage loans decreased by $745.0 million primarily related to both paydowns and charge-offs, including repayments of facilities granted to the Puerto Rico and Virgin Islands governments, and loans sold. The average volume of residential mortgage loans decreased by $291.3 million primarily related to sales of performing loans, including $236 million of performing residential mortgage loans sold to another financial institution in the first quarter of 2011, pay-downs and charge-off activity. The average volume of consumer loans, including finance leases, decreased by $188.7 million, resulting from paydowns and charge-offs that exceeded new loan originations.
     Partially offsetting the decline in the average volume of earning assets was an increase of 16 basis points in the net interest margin (on a tax equivalent basis), reflecting the positive impacts of an increase in core deposits at a lower cost coupled with benefits from the roll-off and repayments of higher cost funds, such as maturing brokered CDs, and the stabilization of non-performing loan levels. The overall average cost of funding decreased 25 basis points in the first quarter of 2011 when compared to the same period in 2010. These favorable factors were partially offset by lower yields on MBS. The average balance of interest bearing non-brokered deposits increased $559.8 million while the average balance of brokered CDs decreased by $1.4 billion.
     On an adjusted tax-equivalent basis, net interest income decreased by $19.7 million, or 15%, for the first quarter of 2011 compared to the same period in 2010. The decrease for the first quarter of 2011, as compared to the corresponding period of 2010, was principally due to a decrease in average interest earning assets, as discussed above, while the tax-equivalent adjustment decreased by $7.6 million. The tax-equivalent adjustment increases interest income on tax-exempt securities and loans by an amount which makes tax-exempt income comparable, on a pre-tax basis, to the Corporation’s taxable income as previously stated. The decrease in the tax-equivalent adjustment was mainly related to decreases in tax-exempt assets, lower yields on U.S. agency and MBS held by the Bank’s IBE subsidiary, and due to the reduction in the statutory tax rates.
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
     For the quarter ended on March 31, 2011, the Corporation recorded a provision for loan and lease losses of $88.7 million compared to $171.0 million for the comparable period in 2010. The decrease was mainly related to a $76.8 million decrease in the provision for construction loans due to lower charge-offs driven by stabilization in property values and the reduction in the concentration of residential construction loans. Additionally, a decrease in inflows of construction loans to non-accrual status and a decrease in the level of adversely classified loans, which require higher reserves, contributed to a lower provision. Total adversely classified construction loans decreased $481.4 million, or 54%, over the last 12 months. The decrease in adversely classified loans is a result of the execution of several initiatives to accelerate the de-risking of the balance sheet, including the aforementioned loan portfolio sale to a joint venture.
     The provision for commercial mortgage loans decreased by $24.2 million primarily driven by a decrease in non-performing loans. The provision for residential mortgage loans decreased by $22.4 million driven by improvements in delinquency and charge-off trends and the provision for consumer loans, including finance leases, decreased by $8.0 million primarily related to improvements in charge-off trends and economic factors. Partially offsetting the aforementioned decreases was a $49.2 million increase in the provision for C&I loans driven by an increase in non-performing loans.
     In terms of geography, the Corporation recorded a provision of $57.0 million in the first quarter of 2011 for its loan portfolio in Puerto Rico compared to $88.0 million in the comparable 2010 quarter, a decrease of $31.0 million. The decrease is mainly related to the construction and residential mortgage loan portfolio. The provision for construction loans in Puerto Rico decreased by $54.2 million mainly due to reductions in charge-offs, non-performing and adversely classified loans as mentioned above. The provision for residential mortgage loans decreased by $15.3 million due to improvements in delinquency and charge-off trends, while the provision for consumer loans, including finance leases decreased by $7.3 million. The provision for commercial mortgage loans in Puerto Rico decreased by $1.0 million due to a reduction in non-performing and adversely classified loans. The aforementioned decreases in the provision were partially offset by an increase of $46.9 million in the provision for C&I loans mainly due to an increase in the migration of loans to non-accrual status.
     With respect to the loan portfolio in the United States, the Corporation recorded a $7.9 million provision for the first quarter of 2011 compared to a $71.2 million provision for the first quarter of 2010. The decrease of $63.3 million is mainly related to the construction and commercial mortgage loan portfolios. The provision for construction loans in the United States decreased by $35.2 million compared to the first quarter of 2010, primarily due to decreases to specific reserves, as a result of sales of non-performing loans throughout 2010, the slower migration of loans to non-performing status and the overall reduction of the Corporation’s exposure to construction loans in Florida to $70.4 million, compared to an exposure of $277.6 million a year ago. The provision for commercial mortgage loans in the United States decreased by $23.2 million compared to the first quarter of 2010 also due to lower charges to specific reserves and a slower migration of loans to non-accrual status. The provision for residential mortgage loans decreased by $6.0 million, while the provision for C&I loans in the United States portfolio increased slightly by $1.3 million.
     The provision recorded for the loan portfolio in the Virgin Islands amounted to $23.8 million in the first quarter of 2011, an increase of $12.0 million compared to the same period a year ago mainly associated with the construction loan portfolio. The provision for construction loans increased by $12.5 million substantially related to one relationship amounting to $100 million which was placed in non-accrual status. Refer to the discussions under “Credit Risk Management” below for an analysis of the allowance for loan and lease losses, non-performing assets, impaired loans and related information and refer to the discussions under “Financial Condition and Operating Analysis — Loan Portfolio” and under “Risk Management — Credit Risk Management” below for additional information concerning the Corporation’s loan portfolio exposure in the geographic areas where the Corporation does business.
Non-Interest Income

	Quarter Ended March 31,
	2011	2010
	(In thousands)
Other service charges on loans	$1,718	$1,756
Service charges on deposit accounts	3,332	3,468
Mortgage banking activities	6,591	2,500
Insurance income	1,333	2,275
Broker-dealer income	48	207
Other operating income	8,122	4,356

Non-interest income before net gain on investments	21,144	14,562

Proceeds from securities litigation settlement	631	—
Gain on VISA shares and related proceeds	—	10,668
Net gain on sale of investments	18,710	20,696
OTTI on equity securities	—	(600)

Net gain on investments	19,341	30,764

Total	$40,485	$45,326

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

     Non-interest income decreased $4.8 million to $40.5 million for the first quarter of 2011 from $45.3 million for the first quarter of 2010. The decrease in non-interest income was primarily a result of a decrease in gains from sales of investments primarily due to a $10.7 million gain on the sale of VISA Class C shares recognized in the first quarter of 2010 and a reduction of $2.0 million in gains on sale of MBS due to a lower volume of sales. Some of the most significant transactions that affected non-interest income during the first quarter of 2011 follow:
•	An $18.7 million gain on the sale of approximately $330 million of FNMA MBS as part of the Corporation’s deleverage strategies. There were also proceeds of approximately $0.6 million in the first quarter of 2011 from a securities litigation settlement.

•	A $5.3 million gain on the bulk sale of $236 million of performing residential mortgage loans to another financial institution.

•	A $2.8 million gain on substantially all of the assets of FirstBank Insurance Agency VI. This transaction represents a repositioning of the Bank’s insurance business in the Virgin Islands to bring it more in line with its Puerto Rico insurance business model.
Non-Interest Expenses
     The following table presents the detail of non-interest expenses for the periods indicated:

	Quarter Ended March 31,
	2011	2010
	(In thousands)
Employees’ compensation and benefits	$30,439	$31,728
Occupancy and equipment	15,250	14,851
Deposit insurance premium	13,465	16,653
Other taxes, insurance and supervisory fees	4,967	5,686
Professional fees — recurring	4,180	4,529
Professional fees — non-recurring	957	758
Servicing and processing fees	2,211	2,008
Business promotion	2,664	2,205
Communications	1,878	2,114
Net loss on REO operations	5,500	3,693
Other	1,355	7,137

	$82,866	$91,362

     Non-interest expenses decreased $8.5 million to $82.9 million for the first quarter of 2011 from $91.4 million for the first quarter of 2010. The decrease reflected:
•	A decrease of $3.2 million in the FDIC deposit insurance premium primarily related to a decrease in average deposits (mainly in brokered CDs).

•	A $6.6 million decrease in the provision for off-balance sheet exposures due to reductions in letters of credit and unfunded loan commitment balances.

•	A $1.3 million decrease in employee compensation and benefits as a result of cost reduction strategies implemented during 2010 and reductions in headcount. Over the last 12 months, the Corporation reduced its headcount by approximately 138 or 5%.
     The aforementioned decreases were partially offset by a $1.8 million increase in foreclosure-related expenses mainly due to higher write-downs to the value of repossessed properties and costs associates with a higher inventory.
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
     On January 31, 2011, the Puerto Rico Government approved Act No. 1, which repealed the 1994 PR Code and replaces it with the Puerto Rico Internal Revenue Code of 2010 (the “2010 PR Code”). The provisions of the 2010 Code are generally applicable to taxable years commencing after December 31, 2010. The matters discussed above are equally applicable under the 2010 Code except that the maximum corporate tax rate has been reduced from 39% (40.95% for calendar years 2009 and 2010) to 30% (25% for taxable years commencing after December 31, 2013 if certain economic conditions are met by the Puerto Rico economy). Corporations are entitled to elect continue to determine its Puerto Rico income tax responsibility for such 5 year period under the provisions of the 1994 Code.
     For the quarter ended March 31, 2011, the Corporation recorded an income tax expense of $3.6 million compared to an income tax expense of $6.9 million for the same period in 2010. As a result of the reduction in the statutory income tax rates from 39% to 30% under the new 2010 Code, the Corporation recorded a $102.0 million reduction in its deferred tax assets and a $100.0 million reduction in the valuation allowance. Since the majority of the deferred tax assets were reserved prior to 2011, the net charge to the income statement during the first quarter of 2011 attributed to changes in tax rates was approximately $2.0 million in connection with profitable subsidiaries. As of March 31, 2011, the deferred tax asset, net of a valuation allowance of $355.4 million, amounted to $7.7 million compared to $9.3 million as of December 31, 2010. The Corporation continued to reserve deferred tax assets created in connection with the operations of its banking subsidiary, FirstBank.
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
     In assessing the weight of positive and negative evidence, a significant negative factor that resulted in increases of the valuation allowance was that the Corporation’s banking subsidiary, FirstBank Puerto Rico, continues in a three-year historical cumulative loss position as of the end of the first quarter of 2011, and has projected to be in a loss position for the remaining of 2011. As of March 31, 2011, management concluded that $7.7 million of the deferred tax asset will be realized. The Corporation’s deferred tax assets for which it has not established a valuation allowance relate to profitable subsidiaries and to amounts that can be realized through future reversals of existing taxable temporary differences. To the extent the realization of a portion, or all, of the tax asset becomes “more likely than not” based on changes in circumstances (such as, improved earnings, changes in tax laws or other relevant changes), a reversal of that portion of the deferred tax asset valuation allowance will then be recorded.
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
     The Corporation classified all interest and penalties, if any, related to tax uncertainties as income tax expense. The amount of UTBs may increase or decrease for various reasons, including changes in the amounts for current tax year positions, the expiration of open income tax returns due to the expiration of statutes of limitations, changes in management’s judgment about the level of uncertainty, the status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. There were no UTBs outstanding as of March 31, 2011 and December 31, 2010.
FINANCIAL CONDITION AND OPERATING DATA ANALYSIS
Assets
     Total assets were approximately $15.1 billion as of March 31, 2011, down $489.0 million from approximately $15.6 billion as of December 31, 2010. The Corporation continued with the execution of deleverage initiatives included in its Capital Plan. Total loans decreased by $560.9 million driven by the completion of the sale of loans with an approximate book value of $269.3 million to a joint venture and the bulk sale of approximately $236 million of residential mortgage loans to a another financial institution. Total investment securities decreased by $430.5 million mainly due to the sale and prepayments of U.S. agency MBS, including the sale of $330 million of MBS originally intended to be held to maturity, consistent with the deleveraging initiatives included in the Corporation’s Capital Plan. After the sale, in line with the Corporation’s ongoing capital management strategy, the remaining $89 million of investment securities held in the held-to-maturity portfolio were reclassified to the available-for-sale portfolio during the first quarter of 2011. Also, U.S. agency debt securities of approximately $50 million were called prior to their contractual maturities during the first quarter of 2011. Proceeds from sales of loans and investments, and the increase in core deposits, contributed to the increase of $503.0 million in cash and cash equivalents that strengthened the liquidity reserves. Such excess liquidity is expected to be used, in part, to pay down brokered CDs maturing during the second quarter of 2011. Refer to the “Loan portfolio” and “Investment Activities” discussion below for additional information.

Loan Portfolio
     The following table presents the composition of the Corporation’s loan portfolio, including loans held for sale, as of the dates indicated:

	March 31,	December 31,
(In thousands)	2011	2010
Residential mortgage loans	$2,896,692	$3,417,417

Commercial loans:
Commercial mortgage loans	1,588,768	1,670,161
Construction loans	682,245	700,579
Commercial and Industrial loans	3,977,301	3,861,545
Loans to local financial institutions collateralized by real estate mortgages	285,359	290,219

Total commercial loans	6,533,673	6,522,504

Finance leases	272,392	282,904

Consumer loans and other loans	1,387,018	1,432,611

Total loans held for investment	11,089,775	11,655,436

Loans held for sale	305,494	300,766

	11,395,269	11,956,202

Less:
Allowance for loan and lease losses	(561,695)	(553,025)

Total loans, net	$10,833,574	$11,403,177

     As of March 31, 2011, the Corporation’s total loans decreased by $569.6 million, when compared with the balance as of December 31, 2010. All major loan categories decreased from 2010 levels mainly as a result of loan sales coupled with pay-downs and charge-offs, with the exception of C&I loans which increased due to loans granted in relation to the loan sale transaction with the joint venture.
     Of the total gross loan portfolio held for investment of $11.1 billion as of March 31, 2011, approximately 83% have credit risk concentration in Puerto Rico, 8% in the United States (mainly in the state of Florida) and 9% in the Virgin Islands, as shown in the following table:

	Puerto	Virgin	United
As of March 31, 2011	Rico	Islands	States	Total
	(In thousands)
Residential mortgage loans	$2,147,770	$426,530	$322,392	$2,896,692

Commercial loans:
Commercial mortgage loans	1,063,541	66,975	458,252	1,588,768
Construction loans	423,800	188,027	70,418	682,245
Commercial and Industrial loans	3,750,455	198,457	28,389	3,977,301
Loans to a local financial institution collateralized by real estate mortgages	285,359	—	—	285,359

Total commercial loans	5,523,155	453,459	557,059	6,533,673

Finance leases	272,392	—	—	272,392

Consumer loans	1,289,627	66,615	30,776	1,387,018

Total loans held for investment, gross	9,232,944	946,604	910,227	11,089,775
Allowance for loan and lease losses	(431,814)	(69,797)	(60,084)	(561,695)

Total loans held for investment, net	8,801,130	876,807	850,143	10,528,080
Loans held for sale	299,493	6,001	—	305,494

	$9,100,623	$882,808	$850,143	$10,833,574

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
     The following table details First BanCorp’s loan production, including purchases and refinancing, for the periods indicated:

	Quarter Ended March 31,
	2011	2010
	(In thousands)
Residential real-estate	$115,226	$126,672
C&I and commercial mortgage	419,023	304,935
Construction	35,357	50,853
Finance leases	20,110	23,050
Consumer	106,290	131,483

Total loan production	$696,006	$636,993

     The Corporation is experiencing continued loan demand and has continued with its targeted origination strategies. Total loan originations for the first quarter of 2011, including refinancing and draws from existing commitments, amounted to approximately $696.0 million, an increase of $59.0 million when compared to the same period in 2010. The increase is primarily related to a $114.1 million increase in commercial loan originations, which include the acquisition loan of $136 million provided by FirstBank to the joint venture for the financing of the loans sold and additional disbursements of approximately $45.7 million to the joint venture as part of a credit facility used to finance completion costs of the underlying projects under construction. The remaining portfolios reflected decreases in originations. Residential mortgage loan originations, including purchases of $35.6 million, amounted to $115.2 million, down from $126.7 million in the first quarter of 2010. Consumer loan originations amounted to $106.3 million, down from $131.5 million for the same quarter in 2010. Credit facilities granted to government were $21.6 million for the first quarter of 2011 compared to $76 million for the first quarter of 2010.
Residential Real Estate Loans
     As of March 31, 2011, the Corporation’s residential real estate loan portfolio held for investment decreased by $520.7 million as compared to the balance as of December 31, 2010. The majority of the Corporation’s outstanding balance of residential mortgage loans consists of fixed-rate, fully amortizing, full documentation loans. In accordance with the Corporation’s underwriting guidelines, residential real estate loans are mostly fully documented loans, and the Corporation is not actively involved in the origination of negative amortization loans or adjustable-rate mortgage loans. The decrease was mainly attributed to a combination of sales of $236 million of loans to another financial institution, sales of $20.7 million to FNMA and FHLMC in the secondary market, and securitizations amounting to $41.5 million. Also, during the first quarter of 2011 the Corporation reclassified approximately $282 million of residential mortgage loans held for investment to held for sale, pursuant to a letter of intent to sell loans entered into by FirstBank with another financial institution. These loans were subsequently sold in April of 2011. Refer to the “Contractual Obligations and Commitments” discussion below for additional information about outstanding commitments to sell mortgage loans.
Commercial and Construction Loans
     As of March 31, 2011, the Corporation’s commercial and construction loan portfolio held for investment increased by $11.2 million, as compared to the balance as of December 31, 2010, due mainly to $181.7 million in loans granted to the joint venture as part of the loan sale transaction, partially offset by $64.6 million in charge-offs, pay downs and loans foreclosed. The Corporation’s commercial loans are primarily variable- and adjustable-rate loans.
     On February 16, 2011, the Corporation sold an asset portfolio consisting on performing and non-performing construction, commercial mortgage and C&I loans with an aggregate book value of $269.3 million to a new joint venture (the “Joint Venture”) organized under the Laws of the Commonwealth of Puerto Rico and majority owned by PRLP Ventures LLC (“PRLP”), a company created by Goldman, Sachs & Co. and Caribbean Property Group (“CPG”). In exchange for the sale, the Corporation received $88.5 million in cash; a 35% interest in the Joint Venture, valued at $47.6 million; and $136.1 million representing seller financing provided by FirstBank, which has a 7-year maturity and bears variable interest at 30-day LIBOR plus 300 basis points and is secured by a pledge of all of the acquiring entity’s assets as well as the PRLP’s 65% ownership interest in the Joint Venture. As of March 31, 2011, the carrying amount of the loan is $136.1 million and is included in the Corporation’s C&I loan receivable portfolio; while the carrying value of FirstBank’s equity interest is $47.6 million as of March 31, 2011 and is included as part of Other Equity Securities in the Statement of Financial Condition.

     FirstBank will additionally provide an $80 million advance facility to the Joint Venture to fund unfunded commitments and costs to complete projects under construction, of which $45.7 million were disbursed in the first quarter of 2011, and a $20 million working capital line of credit to fund certain expenses of the Joint Venture. These loans will bear variable interest at 30-day LIBOR plus 300 basis points. As of March 31, 2011, the carrying value of the advance facility and working capital line were $45.7 million and $0, respectively, and are included in the Corporation’s C&I loan receivable portfolio.
     As of March 31, 2011, the Corporation had $325.9 million outstanding of credit facilities granted to the Puerto Rico Government and/or its political subdivisions, up from $325.1 million as of December 31, 2010, and $98.8 million granted to the Virgin Islands government, up from $84.3 million as of December 31, 2010. A substantial portion of these credit facilities are obligations that have a specific source of income or revenues identified for their repayment, such as property taxes collected by the central Government and/or municipalities. Another portion of these obligations consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power and water utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities in Puerto Rico for which the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment.
     Aside from loans extended to the Puerto Rico and its political subdivision, the largest loan to one borrower as of March 31, 2011 in the amount of $285.4 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual real-estate loans, mostly 1-4 residential mortgage loans.
     Construction loans originations decreased by $15.5 million due to the strategic decision by the Corporation to reduce its exposure to construction projects in both Puerto Rico and the United States. The Corporation’s construction lending volume has been stagnant for the last two years due to the slowdown in the U.S. housing market and the current economic environment in Puerto Rico. The Corporation has reduced its exposure to condo-conversion loans in its Florida operations and construction loan originations in Puerto Rico are mainly draws from existing commitments. Approximately 875 residential housing units, or 4% of the total housing inventory available in the Puerto Rico market, are residential projects financed by the Corporation, of which approximately 687 are units with sales prices under $200,000. More than 95% of the construction loan originations in 2011 are related to disbursements from previous established commitments and new loans are mainly associated with construction loans to individuals. In Puerto Rico, absorption rates on low income residential projects financed by the Corporation showed signs of improvement during 2010 but the market is still under pressure because of an oversupply of housing units compounded by lower demand and diminished consumer purchasing power and confidence.
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

     The construction loan portfolio held for investment in Puerto Rico decreased by $13.5 million during the first quarter of 2011 driven mainly by charge-offs. In Florida the construction portfolio decreased by $8.1 million, also driven by charge-offs during the first quarter of 2011.
     The composition of the Corporation’s construction loan portfolio held for investment as of March 31, 2011 by category and geographic location follows:

	Puerto	Virgin
As of March 31, 2011	Rico	Islands	Florida	Total
	(In thousands)
Loans for residential housing projects:
High-rise (1)	$16,590	$—	$—	$16,590
Mid-rise (2)	34,021	4,939	15,159	54,119
Single-family detach	51,208	9,620	9,049	69,877

Total for residential housing projects	101,819	14,559	24,208	140,586

Construction loans to individuals secured by residential properties	12,182	10,076	—	22,258
Condo-conversion loans	7,619	—	—	7,619
Loans for commercial projects	140,392	120,078	—	260,470
Bridge loans — residential	57,133	—	—	57,133
Bridge loans — commercial	—	24,032	12,997	37,029
Land loans — residential	54,256	16,497	22,550	93,303
Land loans — commercial	48,380	2,126	10,679	61,185
Working capital	3,078	1,041	—	4,119

Total before net deferred fees and allowance for loan losses	424,859	188,409	70,434	683,702

Net deferred fees	(1,059)	(382)	(16)	(1,457)

Total construction loan portfolio, gross	423,800	188,027	70,418	682,245

Allowance for loan losses	(82,675)	(57,624)	(16,898)	(157,197)

Total construction loan portfolio, net	$341,125	$130,403	$53,520	$525,048

(1)	For purposes of the above table, high-rise portfolio is composed of buildings with more than 7 stories, composed of two projects in Puerto Rico.

(2)	Mid-rise relates to buildings of up to 7 stories.
     The following table presents further information on the Corporation’s construction portfolio as of and for the quarter ended March 31, 2011:

(Dollars in thousands)
Total undisbursed funds under existing commitments	$155,783

Construction loans held for investment in non-accrual status (1)	$341,179

Net charge offs — Construction loans (2)	$17,238

Allowance for loan losses — Construction loans	$157,197

Non-performing construction loans to total construction loans	50.01%

Allowance for loan losses — construction loans to total construction loans	23.04%

Net charge-offs (annualized) to total average construction loans (2)	8.50%

(1)	Excludes $5.5 million of non-performing construction loans held for sale as of March 31, 2011.

(2)	Includes charge-offs of $5.2 million related to construction loans in Florida and $12.0 million related to construction loans in Puerto Rico.

     The following summarizes the construction loans for residential housing projects in Puerto Rico segregated by the estimated selling price of the units:

(In thousands)
Under $300k	$63,289
$300k - $600k	11,120
Over $600k (1)	27,410

$101,819

(1)	Mainly composed of one single-family detached projects that account for approximately 71% of the residential housing projects in Puerto Rico with selling prices over $600k.
Consumer Loans and Finance Leases
     As of March 31, 2011, the Corporation’s consumer loan and finance leases portfolio decreased by $56.1 million, as compared to the portfolio balance as of December 31, 2010. This is mainly the result of repayments and charge-offs that on a combined basis more than offset the volume of loan originations during the first quarter of 2011. Nevertheless, the Corporation experienced a decrease in net charge-offs for consumer loans and finance leases that amounted to $10.3 million for the first quarter of 2011, as compared to $14.1 million for the same period a year ago.
Investment Activities
     As part of its strategy to diversify its revenue sources and maximize its net interest income, First BanCorp maintains an investment portfolio that is classified as available-for-sale or held-to-maturity. The Corporation’s total investment securities portfolio as of March 31, 2011 aggregated $2.8 billion, a reduction of $430.5 million mainly due to the sale and prepayments of U.S. agency MBS, including the sale of $330 million of MBS originally intended to be held to maturity in line with the deleverage initiatives included in the Corporation’s Capital Plan. After the sale and consistent with the Corporation’s ongoing capital management strategy, the remaining $89 million of investment securities held in the held-to-maturity portfolio were reclassified to the available-for-sale portfolio during the first quarter of 2011. Also, U.S. agency debt securities of approximately $50 million were called prior to its contractual maturity during the first quarter of 2011.
     Over 91% of the Corporation’s available-for-sale and held-to-maturity securities portfolio is invested in U.S. Government and Agency debentures and fixed-rate U.S. government sponsored-agency MBS (mainly GNMA, FNMA and FHLMC fixed-rate securities). The Corporation’s investment in equity securities classified as available for sale is minimal, approximately $0.1 million, which consists of common stock of another financial institution in Puerto Rico.

     The following table presents the carrying value of investments at the indicated dates:

	As of	As of
	March 31,	December 31,
(In thousands)	2011	2010
	(In thousands)
Money market investments	$209,713	$115,560

Investment securities held-to-maturity, at amortized cost:
U.S. Government and agencies obligations	—	8,487
Puerto Rico Government obligations	—	23,949
Mortgage-backed securities	—	418,951
Corporate bonds	—	2,000

	—	453,387

Investment securities available-for-sale, at fair value:
U.S. Government and agencies obligations	1,167,486	1,212,067
Puerto Rico Government obligations	161,854	136,841
Mortgage-backed securities	1,393,485	1,395,486
Corporate bonds	1,295	—
Equity securities	47	59

	2,724,167	2,744,453

Other equity securities, including $50.1 million and $54.6 million of FHLB stock as of March 31, 2011 and December 31, 2010, respectively	99,060	55,932

Total investments	$3,032,940	$3,369,332

Mortgage-backed securities at the indicated dates consist of:

	As of	As of
	March 31,	December 31,
(In thousands)	2011	2010
Held-to-maturity
FHLMC certificates	$—	$2,569
FNMA certificates	—	416,382

	—	418,951

Available-for-sale
FHLMC certificates	3,709	1,817
GNMA certificates	961,337	991,378
FNMA certificates	251,594	215,059
Collateralized Mortgage Obligations issued or guaranteed by FHLMC, FNMA and GNMA	108,490	114,915
Other mortgage pass-through certificates	68,355	72,317

	1,393,485	1,395,486

Total mortgage-backed securities	$1,393,485	$1,814,437

     The carrying values of investment securities classified as available-for-sale as of March 31, 2011 by contractual maturity (excluding mortgage-backed securities and equity securities) are shown below:

	Carrying	Weighted
(Dollars in thousands)	Amount	Average Yield %
U.S. Government and agencies obligations
Due within one year	$58,759	0.91
Due after one year through five years	1,108,727	1.23

	1,167,486	1.21

Puerto Rico Government obligations
Due within one year	725	6.68
Due after one year through five years	39,963	5.08
Due after five years through ten years	111,648	5.21
Due after ten years	9,518	5.87

	161,854	5.22

Corporate bonds
Due after ten years	1,295	5.80

	1,295	5.80

Total	1,330,635	1.71

Mortgage-backed securities	1,393,485	3.97

Equity securities	47	—

Total investment securities available for sale	$2,724,167	2.86

     Net interest income of future periods will be affected by the Corporation’s decision to deleverage its investment securities portfolio to preserve its capital position and from balance sheet repositioning strategies. Also, net interest income could be affected by prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on these securities, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration in the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. Approximately $50 million of investment securities, U.S. Agency debentures, with an average yield of 2.00% were called during the first quarter of 2011. As of March 31, 2011, the Corporation has approximately $366.4 million in debt securities (U.S. agency and Puerto Rico government securities) with embedded calls and with an average yield of 2.34%. Refer to the “Risk Management” section below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and of the interest rate risk management strategies followed by the Corporation. Also refer to Note 4 to the accompanying unaudited consolidated financial statements for additional information regarding the Corporation’s investment portfolio.
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
     The Corporation’s risk management policies are described below as well as in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of First BanCorp’s 2010 Annual Report on Form 10-K.

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
     The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. As of March 31, 2011, FirstBank could not pay any dividend to the parent company except upon receipt of prior approval by the FED.
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
     The Corporation manages its liquidity in a proactive manner, and maintains a sound liquidity position. Multiple measures are utilized to monitor the Corporation’s liquidity position, including basic surplus and time-based reserve measures. The Corporation has maintained basic surplus (cash, short-term assets minus short-term liabilities, and secured lines of credit) well in excess of the self-imposed minimum limit of 5% of total assets. As of March 31, 2011, the estimated basic surplus ratio was approximately 11%, including un-pledged investment securities, FHLB lines of credit, and cash. At the end of the quarter, the Corporation had $486 million available for additional credit on FHLB lines of credit. Unpledged liquid securities as of March 31, 2011 mainly consisted of fixed-rate MBS and U.S. agency debentures totaling approximately $332 million. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic surplus computation. The Corporation has continued to issue brokered CDs pursuant to approvals received from the FDIC to renew or roll over certain amounts through June 30, 2011.
     Sources of Funding
     The Corporation utilizes different sources of funding to help ensure that adequate levels of liquidity are available when needed. Diversification of funding sources is of great importance to protect the Corporation’s liquidity from market disruptions. The principal sources of short-term funds are deposits, including brokered CDs, securities sold under agreements to repurchase, and lines of credit with the FHLB. The Asset Liability Committee of the Board of Directors reviews credit availability on a regular basis. The Corporation has also securitized and sold mortgage loans as a supplementary source of funding. Issuance of commercial paper have also in the past provided additional funding. Long-term funding has also been obtained through the issuance of notes and, to a lesser extent, long-term brokered CDs. The cost of these different alternatives, among other things, is taken into consideration.

     The Corporation has deleveraged its balance sheet by reducing the amounts of brokered CDs. The reductions in brokered CDs are consistent with the requirements of the Order that preclude the issuance of brokered CDs without FDIC approval and require a plan to reduce the amount of brokered CDs. The reductions in brokered CDs are being partly offset by increases in core deposits. Brokered CDs decreased $538.1 million to $5.7 billion as of March 31, 2011 from $6.3 billion as of December 31, 2010. At the same time, as the Corporation focuses on reducing its reliance on brokered deposits, it is seeking to add core deposits.
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
     The Corporation’s principal sources of funding are:
Brokered CDs — A large portion of the Corporation’s funding has been retail brokered CDs issued by the Bank subsidiary, FirstBank Puerto Rico. Total brokered CDs decreased from $6.3 billion at year-end 2010 to $5.7 billion as of March 31, 2011. Although all the regulatory capital ratios exceeded the established “well capitalized” levels at March 31, 2011, because of the Order with the FDIC, FirstBank cannot be treated as a “well capitalized” institution under regulatory guidance and cannot replace maturing brokered CDs without the prior approval of the FDIC. Since the issuance of the Order, the FDIC has granted the Bank temporary waivers to enable it to continue accesing the brokered deposit market through June 30, 2011. Also, the Corporation successfully implemented its core deposit growth strategy that has resulted in an increase of $177.3 million in core deposits during the first quarter of 2011.
The average remaining term to maturity of the retail brokered CDs outstanding as of March 31, 2011 is approximately 1.09 years. Approximately 0.5% of the principal value of these certificates are callable at the Corporation’s option.
The use of brokered CDs has been particularly important for the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining regular retail deposits in Puerto Rico. The brokered CDs market is very competitive and liquid, and the Corporation has been able to obtain substantial amounts of funding in short periods of time. This strategy has enhanced the Corporation’s liquidity position, since the brokered CDs are insured by the FDIC up to regulatory limits, and can be obtained faster than regular retail deposits. Should the FDIC fail to approve waivers for the renewal of brokered CD’s, the Corporation would accelerate the deleveraging through a systematic disposition of assets to meet its liquidity needs. During 2011, the Corporation issued $313.4 million in brokered CDs to renew maturing brokered CDs having an average coupon of 0.89% (all-in cost of 1.16%). Management believes it will continue to obtain waivers from the restrictions in the issuance of brokered CDs under the Order to meet its obligations and execute its business plans.
     The following table presents a maturity summary of brokered and retail CDs with denominations of $100,000 or higher as of March 31, 2011:

Total
(In thousands)
Three months or less	$774,034
Over three months to six months	1,059,849
Over six months to one year	2,059,795
Over one year	3,140,880

Total	$7,034,558

Certificates of deposit in denominations of $100,000 or higher include brokered CDs of $5.7 billion issued to deposit brokers in the form of large ($100,000 or more) certificates of deposit that are generally participated out by brokers in shares of less than $100,000 and are therefore insured by the FDIC. Certificates of deposit with denominations of $100,000 or higher also include $21.7 million of deposits through the Certificate of Deposit Account Registry Service (CDARS). In an effort to meet customer needs and provide its customers with the best products and services available, the Corporation’s bank subsidiary, FirstBank Puerto Rico, has joined a program that gives depositors the opportunity to insure their money beyond the standard FDIC coverage. CDARS can offer customers access to FDIC insurance coverage beyond the $250 thousand per account without limit, by placing deposit in multiple banks through a single bank gateway, when they enter into the CDARS Deposit Placement Agreement, while earning attractive returns on their deposits.

Retail deposits — The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. Total deposits, excluding brokered CDs, increased by $195.5 million to $6.0 billion from the balance of $5.8 billion as of December 31, 2010, reflecting increases in core-deposit products such as money market, savings and interest-bearing checking accounts. A significant portion of the increase was related to increases in money market accounts and retail CDs in Florida. Successful marketing campaigns and attractive rates were the main reason for the increase in Florida. Increases were also reflected in Puerto Rico, the Corporation’s principal market, with an increase of $78.6 million (mainly retail deposits and public funds) and in the Virgin Islands with an increase of $18.7 million. Refer to Note 12 in the accompanying unaudited financial statements for further details.
Refer to the “Net Interest Income” discussion above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarters ended March 31, 2011 and 2010.
Securities sold under agreements to repurchase — The Corporation’s investment portfolio is substantially funded with repurchase agreements. Securities sold under repurchase agreements were $1.4 billion as of March 31, 2011 and December 31, 2010. One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. All of the $1.4 billion of repurchase agreements outstanding as of March 31, 2011 consist of structured repurchase agreements. The access to this type of funding was affected by the liquidity turmoil in the financial markets witnessed in the second half of 2008 and in 2009. Certain counterparties are still not willing to extend the term of maturing repurchase agreements. Nevertheless, in addition to short-term repos, the Corporation has been able to maintain access to credit by using cost-effective sources such as FHLB advances. Refer to Note 14 in the accompanying notes to the unaudited interim consolidated financial statements for further details about repurchase agreements outstanding by counterparty and maturities.
Under the Corporation’s repurchase agreements, as is the case with derivative contracts, the Corporation is required to pledge cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines due to changes in interest rates, a liquidity crisis or any other factor, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Given the quality of the collateral pledged, recently the Corporation has not experienced significant margin calls from counterparties arising from credit-quality-related write-downs in valuations and, as of March 31, 2011, it had only $0.45 million of cash equivalent instruments deposited in connection with collateralized interest rate swap agreements.
Advances from the FHLB — The Corporation’s Bank subsidiary is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages as collateral for advances taken. As of March 31, 2011 and December 31, 2010, the outstanding balance of FHLB advances was $540.4 million and $653.4 million, respectively. Approximately $353.4 million of outstanding advances from the FHLB have maturities of over one year. As part of its precautionary initiatives to safeguard access to credit and obtain low interest rates, the Corporation has been pledging assets with the FHLB while at the same time the FHLB has been revising its credit guidelines and “haircuts” in the computation of the availability of credit lines.
     Though currently not in use, other sources of short-term funding for the Corporation include commercial paper and federal funds purchased. Furthermore, in previous years the Corporation entered into several financing transactions to diversify its funding sources, including the issuance of notes payable and Junior subordinated debentures as part of its longer-term liquidity and capital management activities. No assurance can be given that these sources of liquidity will be available and, if available, will be on comparable terms. The Corporation continues to evaluate its financing options, including available options resulting from federal government initiatives to deal with the crisis in the financial markets.
     With respect to the Corporation’s $231.9 million of outstanding subordinated debentures, we have provided, within the time frame prescribed by the indentures governing the subordinated debentures, a notice to the trustees of the subordinated debentures of our election to extend the interest payments on the debentures. Under the indentures, we have the right, from time to time, and without causing an event of default, to defer payments of interest on the subordinated debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. We have elected to defer the interest payments that were due in September and December 2010 and in March 2011 because the Federal Reserve advised us that it would not provide its approval for the payment of interest on these subordinated debentures.
     The Corporation’s principal uses of funds are the origination of loans and the repayment of maturing deposits and borrowings. The Corporation has committed substantial resources to its mortgage banking subsidiary, FirstMortgage Inc. As a result, the ratio of residential real estate loans as a percentage of total loans has increased over time from 14% at December 31, 2004 to 26% at March 31, 2011. Commensurate with the increase in its mortgage banking activities, the Corporation has also invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities. The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid in large part because of the sale or guarantee programs of the FHA, VA, HUD, FNMA and FHLMC. The Corporation obtained Commitment Authority to issue GNMA mortgage-backed securities from GNMA and, under this program, the Corporation completed the securitization of approximately $41.5 million of FHA/VA mortgage loans into GNMA MBS during the first quarter of 2011. Any regulatory actions affecting GNMA, FNMA or FHLMC could adversely affect the secondary mortgage market.
Impact of Credit Ratings on Access to Liquidity and Valuation of Liabilities
     The Corporation’s credit as a long-term issuer is currently rated CCC+ with negative outlook by Standard & Poor’s (“S&P”) and CC by Fitch Ratings Limited (“Fitch”). At the FirstBank subsidiary level, long-term issuer ratings are currently Caa2 with negative outlook by Moody’s Investor Service (“Moody’s”), eight notches below their definition of investment grade; CCC+ with negative outlook by S&P seven notches below their definition of investment grade, and CC by Fitch, eight notches below their definition of investment grade.
     During 2010, the Corporation suffered credit rating downgrades from S&P (from B to CCC+), and Fitch (from B- to CC) rating services. The FirstBank subsidiary also experienced credit rating downgrades in 2010: Moody’s from B1 to B3, S&P from B to CCC+, and Fitch from B to CC. Furthermore, in April 2011 Moody’s downgraded the Bank’s credit rating from B3 to Caa2 with negative outlook. The Corporation does not have any outstanding debt or derivative agreements that would be affected by the recent credit downgrades. Furthermore, given our non-reliance on corporate debt or other instruments directly linked in terms of pricing or volume to credit ratings, the liquidity of the Corporation so far has not been affected in any material way by the downgrades. The Corporation’s ability to access new non-deposit sources of funding, however, could be adversely affected by these credit ratings and any additional downgrades.
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
     Cash Flows
     Cash and cash equivalents were $873.3 million and $1.3 billion at March 31, 2011 and 2010, respectively. These balances increased by $503.0 million and $626.1 million from December 31, 2010 and 2009, respectively. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during the first quarter of 2011 and 2010.
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
     For the first quarter of 2011, net cash provided by operating activities was $43.6 million. Net cash generated from operating activities was higher than net loss reported largely as a result of adjustments for operating items such as the provision for loan and lease losses, partially offset by adjustments to net income from gain on sale of investments.
     For the first quarter of 2010, net cash provided by operating activities was $83.3 million, which was higher than net income, mainly also as a result of adjustments for operating items such as the provision for loan and lease losses.
Cash Flows from Investing Activities
     The Corporation’s investing activities primarily include originating loans to be held to maturity and purchasing, selling and repayments of its available-for-sale and held-to-maturity investment securities. For the quarter ended March 31, 2011, net cash provided by investing activities was $920.8 million, primarily reflecting proceeds from loans, as well as proceeds from securities sold or called during the first quarter of 2011 and MBS prepayments. Proceeds from sales of securities during 2011 and from repayments of loans and MBS were used for loan origination disbursements and paydown of maturing brokered CDs and FHLB Advances.
     For the first quarter of 2010, net cash provided by investing activities was $1.2 billion, primarily from loan repayments and proceeds from securities sold or called.

Cash Flows from Financing Activities
     The Corporation’s financing activities primarily include the receipt of deposits and issuance of brokered CDs, the issuance and payments of long-term debt, the issuance of equity instruments and activities related to its short-term funding. In addition, the Corporation paid monthly dividends on its preferred stock and quarterly dividends on its common stock until it announced the suspension of dividends beginning in August 2009. In the first quarter of 2011, net cash used in financing activities was $461.5 million due to paydowns of maturing brokered CDs coupled with paydowns of FHLB Advances.
     In the first quarter of 2010, net cash used in financing activities was $691.3 million due to paydowns of FHLB and FED advances and maturing repurchase agreements, partially offset by growth in the core deposit base.
Capital
     The Corporation’s stockholders’ equity amounted to $1.0 billion as of March 31, 2011, a decrease of $30.7 million compared to the balance as of December 31, 2010, driven by the net loss of $28.4 million for the first quarter and a decrease of $2.3 million in other comprehensive income due to lower unrealized gains on available for sale securities. Based on the Agreement with the FED, currently neither First BanCorp, nor FirstBank, is permitted to pay dividends on capital securities without prior approval.
     Effective June 2, 2010, FirstBank, by and through its Board of Directors, entered into the Order with the FDIC (see “Description of Business”). Although all the regulatory capital ratios exceeded the established “well capitalized” levels at March 31, 2011, because of the Order with the FDIC, FirstBank cannot be treated as a “well capitalized” institution under regulatory guidance. Set forth below are First BanCorp’s, and FirstBank Puerto Rico’s regulatory capital ratios as of March 31, 2011 and December 31, 2010, based on existing established FED and FDIC guidelines.

		Banking Subsidiary
	First		To be well	Consent Order
	BanCorp	FirstBank	capitalized	Requirements over time
As of March 31, 2011

Total capital (Total capital to risk-weighted assets)	11.97%	11.71%	10.00%	12.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	10.65%	10.40%	6.00%	10.00%
Leverage ratio	7.78%	7.60%	5.00%	8.00%

As of December 31, 2010

Total capital (Total capital to risk-weighted assets)	12.02%	11.57%	10.00%	12.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	10.73%	10.28%	6.00%	10.00%
Leverage ratio	7.57%	7.25%	5.00%	8.00%
     The improvement in the capital ratios for FirstBank was primarily related to a $22 million capital contribution from the holding company and due to the significant decrease in risk-weight and total average assets consistent with the Corporation’s actions to deleverage and de-risk the balance sheet.
     The Consent Order required that FirstBank submit a Capital Plan to the FDIC detailing the manner by which it would achieve a total capital to risk-weighted assets ratio of at least 12%, a Tier 1 capital to risk-weighted assets ratio of at least 10% and a leverage ratio of at least 8% over time. In this respect, FirstBank submitted in March 2011, an updated Capital Plan that contemplates a $350 million capital raise through the issuance of new common shares for cash, and other actions to further reduce the Corporation’s and FirstBank’s risk-weighted assets, strengthened their capital positions and meet the minimum capital ratios required for FirstBank under the Consent Order. The Capital Plan identifies specific targeted leverage, Tier 1 risk-based capital and total risk-based capital ratios to be achieved each calendar quarter until the capital levels required under the Order are achieved. As of March 31, 2011, all capital ratios for FirstBank are above the Capital Plan’s targeted levels and the Corporation expects to be in compliance with the minimum capital ratios under the FDIC Order by June 30, 2011.
     If the Bank fails to achieve the capital ratios as provided in the FDIC Order, within 45 days of being out of compliance, the Bank would be required to increase capital in an amount sufficient to comply with the capital ratios set forth in the Capital Plan, or submit to the regulators a contingency plan for the sale, merger, or liquidation of the institution in the event the primary sources of capital are not available. Thereafter the FDIC would determine whether and when to initiate an acceptable contingency plan.

     Should the Corporation’s efforts to raise capital not be completed, the Corporation’s Capital Plan includes other actions which could allow the Bank to attain the minimum capital ratios under the FDIC Order. The strategies incorporated into the Capital Plan to meet the minimum capital ratios include the following:
          Strategies completed during the first quarter of 2011:
•	Sale of performing first lien residential mortgage loans — The Bank sold approximately $236 million in mortgage loans to another financial institution during February 2011. Proceeds were used, in part, to reduce funding sources and to support liquidity reserves.

•	Sale of Investment securities — The Bank sold approximately $330 million in investment securities during March 2011. Proceeds were used, in part, to reduce funding sources and to support liquidity reserves.

•	The Corporation contributed $22 million of capital to the Bank during March 2011.
          Strategies completed or expected to be completed by June 30, 2011:
•	Sale of performing first lien residential mortgage loans- The Bank entered into a letter of intent to sell mortgage loans before June 30, 2011. During the first quarter of 2011, the Corporation reclassified from held to investment to held for sale approximately $282 million related to this transaction. The loans were sold in April 2011.

•	Sale of investment securities — The Bank sold approximately $268 million in investment securities on April 6, 2011.

•	Sale of commercial loan participations — The Bank has commenced negotiations to sell approximately $150 million in loan participations to other financial institutions by June 30, 2011.

•	The proceeds received from the above three transactions will be used to reduce funding sources.
     Upon the successful completion of these actions, when combined with the achievement of operating results in line with management’s current expectations, management expects that the Corporation and the Bank will attain the minimum capital ratios set forth in the Capital Plan. However, no assurance can be given that the Corporation and the Bank will be able to achieve such ratios.
     In the event the Corporation is unable to complete its capital raising efforts during 2011 and actual credit losses exceed amounts projected, the Capital Plan includes additional actions designed to allow the Bank to maintain the minimum capital ratios for the foreseeable future, including the sale of additional assets. The Corporation’s tangible common equity ratio decreased to 3.71% as of March 31, 2011, from 3.80% as of December 31, 2010, and the Tier 1 common equity to risk-weighted assets ratio as of March 31, 2011 decreased to 4.82% from 5.01% as of December 31, 2010.
     The tangible common equity ratio and tangible book value per common share are non-GAAP measures generally used by the financial community to evaluate capital adequacy. Tangible common equity is total equity less preferred equity, goodwill and core deposit intangibles. Tangible assets are total assets less goodwill and core deposit intangibles. Management and many stock analysts use the tangible common equity ratio and tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase accounting method of accounting for mergers and acquisitions. Neither tangible common equity, nor tangible assets, or related measures should be considered in isolation or as a substitute for stockholders’ equity, total assets or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Corporation calculates its tangible common equity, tangible assets and any other related measures may differ from that of other companies reporting measures with similar names.

     The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets for the periods ended March 31, 2011 and December 31, 2010, respectively:

	March 31,	December 31,
(In thousands)	2011	2010
Total equity — GAAP	$1,027,269	$1,057,959
Preferred equity	(426,724)	(425,009)
Goodwill	(28,098)	(28,098)
Core deposit intangible	(13,454)	(14,043)

Tangible common equity	$558,993	$590,809

Total assets — GAAP	$15,104,090	$15,593,077
Goodwill	(28,098)	(28,098)
Core deposit intangible	(13,454)	(14,043)

Tangible assets	$15,062,538	$15,550,936

Common shares outstanding	21,304	21,304

Tangible common equity ratio	3.71%	3.80%
Tangible book value per common share	$26.24	$27.73
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

The following table reconciles stockholders’ equity (GAAP) to Tier 1 common equity:

	March 31,	December 31,
(In thousands)	2011	2010
Total equity — GAAP	$1,027,269	$1,057,959
Qualifying preferred stock	(426,724)	(425,009)
Unrealized gain on available-for-sale securities (1)	(15,453)	(17,736)
Disallowed deferred tax asset (2)	(981)	(815)
Goodwill	(28,098)	(28,098)
Core deposit intangible	(13,454)	(14,043)
Cumulative change gain in fair value of liabilities acounted for under a fair value option	(2,156)	(2,185)
Other disallowed assets	(881)	(226)

Tier 1 common equity	$539,522	$569,847

Total risk-weighted assets	$11,183,518	$11,372,856

Tier 1 common equity to risk-weighted assets ratio	4.82%	5.01%

1-	Tier 1 capital excludes net unrealized gains (losses) on available-for-sale debt securities and net unrealized gains on available-for-sale equity securities with readily determinable fair values, in accordance with regulatory risk-based capital guidelines. In arriving at Tier 1 capital, institutions are required to deduct net unrealized losses on available-for-sale equity securities with readily determinable fair values, net of tax.

2-	Approximately $12 million and $13 million of the Corporation’s net deferred tax assets at March 31, 2011 and December 31, 2010, respectively were included without limitation in regulatory capital pursuant to the risk-based capital guidelines, while approximately $1.0 million of such assets at March 31, 2011 and $0.8 million at December 31, 2010 exceeded the limitation imposed by these guidelines and, as “disallowed deferred tax assets,” were deducted in arriving at Tier 1 capital. According to regulatory capital guidelines, the deferred tax assets that are dependent upon future taxable income are limited for inclusion in Tier 1 capital to the lesser of: (i) the amount of such deferred tax asset that the entity expects to realize within one year of the calendar quarter end-date, based on its projected future taxable income for that year or (ii) 10% of the amount of the entity’s Tier 1 capital. Approximately $5 million of the Corporation’s other net deferred tax liability at March 31, 2011 and December 31, 2010 represented primarily the deferred tax effects of unrealized gains and losses on available-for-sale debt securities, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines.
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
     As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. As of March 31, 2011, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $667.9 million and $80.5 million, respectively. Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with its prospective borrowers.

     Contractual Obligations and Commitments
     The following table presents a detail of the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments
	As of March 31, 2011
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In thousands)
Contractual obligations:
Certificates of deposit	7,984,500	4,538,028	3,360,144	72,249	14,079
Securities sold under agreements to repurchase	1,400,000	100,000	700,000	600,000	—
Advances from FHLB	540,440	187,000	353,440	—	—
Notes payable	27,837	15,400	—	—	12,437
Other borrowings	231,959	—	—	—	231,959

Total contractual obligations	$10,184,736	$4,840,428	$4,413,584	$672,249	$258,475

Commitments to sell mortgage loans	$27,571	$27,571

Standby letters of credit	$30,133	$30,133

Commitments to extend credit:
Lines of credit	$509,861	$509,861
Letters of credit	50,389	50,389
Commitments to originate loans	158,008	108,008	50,000

Total commercial commitments	$718,258	$668,258	$50,000

     The Corporation has obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under other commitments to sell mortgage loans at fair value and to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Other contractual obligations result mainly from contracts for the rental and maintenance of equipment. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. There have been no significant or unexpected draws on existing commitments. In the case of credit cards and personal lines of credit, the Corporation can at any time and without cause cancel the unused credit facility. In the ordinary course of business, the Corporation enters into operating leases and other commercial commitments. There have been no significant changes in such contractual obligations since December 31, 2010.
     Lehman Brothers Special Financing, Inc. (“Lehman”) was the counterparty to the Corporation on certain interest rate swap agreements. During the third quarter of 2008, Lehman failed to pay the scheduled net cash settlement due to the Corporation, which constituted an event of default under those interest rate swap agreements. The Corporation terminated all interest rate swaps with Lehman and replaced them with other counterparties under similar terms and conditions. In connection with the unpaid net cash settlement due as of March 31, 2011 under the swap agreements, the Corporation has an unsecured counterparty exposure with Lehman, which filed for bankruptcy on October 3, 2008, of approximately $1.4 million. This exposure was reserved in the third quarter of 2008. The Corporation had pledged collateral of $63.6 million with Lehman to guarantee its performance under the swap agreements in the event payment there under was required. The book value of pledged securities with Lehman as of December 31, 2010 amounted to approximately $64.5 million.
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
     During February 2010, Barclays filed a motion with the court requesting that the Corporation’s claim be dismissed on the grounds that the allegations of the complaint are not sufficient to justify the granting of the remedies therein sought. Shortly thereafter, the Corporation filed its opposition motion. A hearing on the motions was held in court on April 28, 2010. The court, on that date, after hearing the arguments by both sides, concluded that the Corporation’s equitable-based causes of action, upon which the return of the investment securities is being demanded, contain allegations that sufficiently plead facts warranting the denial of Barclays’ motion to dismiss the Corporation’s claim. Accordingly, the judge ordered the case to proceed to trial. Subsequent to the court decision, the district court judge transferred the case to the Lehman bankruptcy court for trial. While the Corporation believes it has valid reasons to support its claim for the return of the securities, the Corporation may not succeed in its litigation against Barclays to recover all or a substantial portion of the securities. Upon such transfer, the Bankruptcy court began to entertain the pre-trial procedures including discovery of evidence. In this regard, an initial scheduling conference was held before the United States Bankruptcy Court for the Southern District of New York on November 17, 2010, at which time a proposed case management plan was approved. Discovery has commenced pursuant to that case management plan and is currently scheduled for completion by September 15, 2011, but this timing is subject to adjustment.
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
     The Corporation performs on a quarterly basis a consolidated net interest income simulation analysis to estimate the potential change in future earnings from projected changes in interest rates. These simulations are carried out over a one-to-five-year time horizon, assuming upward and downward yield curve shifts. The rate scenarios considered in these disclosures reflect gradual upward and downward interest rate movements of 200 basis points, during a twelve-month period. Simulations are carried out in two ways:
     (1) Using a static balance sheet, as the Corporation had it on the simulation date, and
     (2) Using a dynamic balance sheet based on recent patterns and current strategies.
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
     The following table presents the results of the simulations as of March 31, 2011 and December 31, 2010. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives and liabilities elected to be measured at fair value:

	March 31, 2011				December 31, 2010
	Net Interest Income Risk (Projected for the next 12 months)				Net Interest Income Risk (Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
+ 200 bps ramp	$20.7	4.96%	$19.6	4.85%	$24.8	5.37%	$24.8	5.60%
- 200 bps ramp	$(11.7)	(2.81)%	$(15.4)	(3.83)%	$(22.8)	(4.94)%	$(24.2)	(5.48)%
     The Corporation continues to manage its balance sheet structure to control the overall interest rate risk and preserve its capital position. The Corporation continued with a deleveraging and balance sheet repositioning strategy. During the first quarter of 2011, the investment portfolio decreased by approximately $430 million, while the loan portfolio decreased by $570 million. This decrease in assets resulting from the deleveraging strategy allowed a reduction of approximately $651 million in wholesale funding since the end of the fourth quarter of 2010, including FHLB Advances and Brokered CDs. In addition, the Corporation continues to grow its core deposit base while adjusting the mix of its funding sources to better match the expected average life of the assets.

     Taking into consideration the above-mentioned facts for modeling purposes, the net interest income for the next twelve months under a non-static balance sheet scenario, is estimated to increase by $19.6 million in a gradual parallel upward move of 200 basis points.
     Following the Corporation’s risk management policies, modeling of the downward “parallel” rates moves by anchoring the short end of the curve, (falling rates with a flattening curve) was performed, even though, given the current level of rates as of March 31, 2011, some market interest rate were projected to be zero. Under this scenario the net interest income for the next twelve months in a non-static balance sheet scenario is estimated to decrease by $15.4 million.
Derivatives
     First BanCorp uses derivative instruments and other strategies to manage its exposure to interest rate risk caused by changes in interest rates beyond management’s control.
     The following summarizes major strategies, including derivative activities, used by the Corporation in managing interest rate risk:
Interest rate cap agreements — Interest rate cap agreements provide the right to receive cash if a reference interest rate rises above a contractual rate. The value increases as the reference interest rate rises. The Corporation enters into interest rate cap agreements for protection from rising interest rates. Specifically, the interest rate on certain of the Corporation’s commercial loans to other financial institutions is generally a variable rate limited to the weighted-average coupon of the referenced residential mortgage collateral, less a contractual servicing fee. During the second quarter of 2010, the counterparty for interest rate caps for certain private label MBS was taken over by the FDIC, which resulted in the immediate cancelation of all outstanding commitments, and as a result, interest rate caps with a notional amount of $103 million are no longer considered to be derivative financial instruments. The total exposure to fair value of $3.0 million related to such contracts was reclassified to an account receivable.
Interest rate swaps — Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of March 31, 2011, most of the interest rate swaps outstanding are used for protection against rising interest rates. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.
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
Forward Contracts — Forward contracts are sales of to-be-announced (“TBA”) mortgage-backed securities that will settle over the standard delivery date and do not qualify as “regular way” security trades. Regular-way security trades are contracts with no net settlement provision and no market mechanism to facilitate net settlement and they provide for delivery of a security within the time generally established by regulations or conventions in the market-place or exchange in which the transaction is being executed. The forward sales are considered derivative instruments that need to be marked-to-market. These securities are used to hedge the loan production of GNMA securities of the mortgage-banking operations. Unrealized gains (losses) are recognized as part of mortgage banking activities in the Consolidated Statement of (Loss) Income.
For detailed information regarding the volume of derivative activities (e.g. notional amounts), location and fair values of derivative instruments in the Statement of Financial Condition and the amount of gains and losses reported in the Statement of Loss, refer to Note 9 in the accompanying unaudited consolidated financial statements.

The following tables summarize the fair value changes in the Corporation’s derivatives as well as the sources of the fair values:

Three-month period ended
(In thousands)	March 31, 2011
Fair value of contracts outstanding at the beginning of the period	$(4,796)
Changes in fair value during the period	76

Fair value of contracts outstanding as of March 31, 2010	$(4,720)

Source of Fair Value

	Payments Due by Period
	Maturity			Maturity
	Less Than	Maturity	Maturity	In Excess	Total
(In thousands)	One Year	1-3 Years	3-5 Years	of 5 Years	Fair Value
As of March 31, 2011
Pricing from observable market inputs	$(224)	$(585)	$15	$(3,926)	$(4,720)

	$(224)	$(585)	$15	$(3,926)	$(4,720)

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
     As of March 31, 2011 and December 31, 2010, all of the derivative instruments held by the Corporation were considered economic undesignated hedges.
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
     Refer to Note20 of the accompanying unaudited consolidated financial statements for additional information regarding the fair value determination of derivative instruments.
     Set forth below is a detailed analysis of the Corporation’s credit exposure by counterparty with respect to derivative instruments outstanding as of March 31, 2011 and December 31, 2010.

		As of March 31, 2011
(In thousands)			Total			Accrued
			Exposure at	Negative	Total	interest receivable
Counterparty	Rating(1)	Notional	Fair Value(2)	Fair Values	Fair Value	(payable)
Interest rate swaps with rated counterparties:
JP Morgan	A+	$42,420	$1,291	$(4,512)	$(3,221)	$—
Credit Suisse First Boston	A+	5,484	—	(301)	(301)	—
Goldman Sachs	A	6,515	916	—	916	—
Morgan Stanley	A	108,600	1	—	1	—

		163,019	2,208	(4,813)	(2,605)	—
Other derivatives:
Other derivatives (3)		154,599	348	(2,463)	(2,115)	(139)

Total		$317,618	$2,556	$(7,276)	$(4,720)	$(139)

		As of December 31, 2010
(In thousands)			Total			Accrued
			Exposure at	Negative	Total	interest receivable
Counterparty	Rating(1)	Notional	Fair Value(2)	Fair Values	Fair Value	(payable)
Interest rate swaps with rated counterparties:
JP Morgan	A+	$42,808	$889	$(4,865)	$(3,976)	$—
Credit Suisse First Boston	A+	5,493	—	(327)	(327)	—
Goldman Sachs	A	6,515	664	—	664	—
Morgan Stanley	A	108,829	1	—	1	—

		163,645	1,554	(5,192)	(3,638)	—
Other derivatives:
Other derivatives (3)		127,837	351	(1,509)	(1,158)	(140)

Total		$291,482	$1,905	$(6,701)	$(4,796)	$(140)

(1)	Based on the S&P and Fitch Long Term Issuer Credit Ratings.

(2)	For each counterparty, this amount includes derivatives with positive fair value excluding the related accrued interest receivable/payable.

(3)	Credit exposure with several Puerto Rico counterparties for which a credit rating is not readily available.
     A “Hull-White Interest Rate Tree” approach is used to value the option components of derivative instruments. The discounting of the cash flows is performed using US dollar LIBOR-based discount rates or yield curves that account for the industry sector and the credit rating of the counterparty and/or the Corporation. Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments resulted in an unrealized gain of approximately $0.6 million as of March 31, 2011, which includes an unrealized loss of $0.2 million recorded in the first quarter of 2011 and an unrealized loss of $0.1 million for the first quarter of 2010. The Corporation compares the valuations obtained with valuations received from counterparties, as an internal control procedure.
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
     The Corporation continued to strengthen its reserve coverage for most portfolios. The allowance for loan losses to total loans for residential mortgage loans increased from 1.82% at December 31, 2010 to 2.19% as of March 31, 2011. The C&I loans reserve coverage ratio increased from 3.68% at December 31, 2010 to 4.17% at March 31, 2011. The construction loans reserve coverage ratio increased from 21.69% as of December 31, 2010 to 23.04% at March 31, 2011. In contrast, the commercial mortgage reserve coverage decreased from 6.32% at December 31, 2010 to 5.53% at March 31, 2011 due to decreases in non-performing loans, while the consumer and finance leases reserve coverage ratio decreased from 4.69% as of December 31, 2010 to 4.54% at March 31, 2011 due to decreases in non-performing loans.
     Substantially all of the Corporation’s loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is located in Puerto Rico, the U.S. and British Virgin Islands or the U.S. mainland (mainly in the state of Florida), the performance of the Corporation’s loan portfolio and the value of the collateral supporting the transactions are dependent upon the performance of and conditions within each specific area real estate market. Economic reports related to the real estate market in Puerto Rico indicate that the real estate market experienced readjustments in value driven by the loss of income due to the unemployment of consumers, reduced demand and the general economic conditions. The Corporation sets adequate loan-to-value ratios upon original approval following its regulatory and credit policy standards. The real estate market for the U.S. Virgin Islands remains fairly stable. In the Florida market, residential real estate has experienced a very slow turnover, but the Corporation continues to reduce its credit exposure through disposition of assets and different loss mitigation initiatives.
     As shown in the following table, the allowance for loan and lease losses increased to $561.7 million at March 31, 2011, compared with $553.0 million at December 31, 2010. The $8.7 million increase in the allowance primarily reflected increases in specific reserves associated with C&I impaired loans. Refer to the “Provision for Loan and Lease Losses” discussion above for additional information.

     The following table sets forth an analysis of the activity in the allowance for loan and lease losses during the periods indicated:

Quarter Ended
March 31,
(Dollars in thousands)	2011	2010
Allowance for loan and lease losses, beginning of period	$553,025	$528,120

Provision (recovery) for loan and lease losses:
Residential mortgage	6,327	28,739
Commercial mortgage	13,381	37,560
Commercial and Industrial	41,486	(7,685)
Construction	22,463	99,300
Consumer and finance leases	5,075	13,051

Total provision for loan and lease losses	88,732	170,965

Charge-offs:
Residential mortgage	(5,404)	(13,346)
Commercial mortgage	(31,171)	(19,318)
Commercial and Industrial	(16,344)	(23,922)
Construction	(19,165)	(53,323)
Consumer and finance leases	(11,969)	(16,397)

(84,053)	(126,306)

Recoveries:
Residential mortgage	243	—
Commercial mortgage	67	21
Commercial and Industrial	56	146
Construction	1,927	108
Consumer and finance leases	1,698	2,249

3,991	2,524

Net charge-offs	(80,062)	(123,782)

Allowance for loan and lease losses, end of period	$561,695	$575,303

Allowance for loan and lease losses to period end total loans receivable	5.06%	4.33%
Net charge-offs annualized to average loans outstanding during the period	2.74%	3.65%
Provision for loan and lease losses to net charge-offs during the period	1.11	x	1.38	x

     The following table sets forth information concerning the allocation of the allowance for loan and lease losses by loan category and the percentage of loan balances in each category to the total of such loans as of the dates indicated:

	As of		As of
	March 31, 2011		December 31, 2010
(In thousands)	Amount	Percent	Amount	Percent
Residential mortgage	$63,496	26%	$62,330	29%
Commercial mortgage loans	87,873	14%	105,596	14%
Construction loans	157,197	6%	151,972	6%
Commercial and Industrial loans (including loans to local financial institutions)	177,839	39%	152,641	36%
Consumer loans and finance leases	75,290	15%	80,486	15%

	$561,695	100%	$553,025	100%

     The following table sets forth information concerning the composition of the Corporation’s allowance for loan and lease losses as of March 31, 2011 and December 31, 2010 by loan category and by whether the allowance and related provisions were calculated individually or through a general valuation allowance:

	Residential	Commercial		Construction	Consumer and
(Dollars in thousands)	Mortgage Loans	Mortgage Loans	C&I Loans	Loans	Finance Leases	Total
As of March 31, 2011

Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$293,488	$18,628	$63,328	$37,910	$1,141	$414,495

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	272,782	213,426	332,651	327,502	1,266	1,147,627
Allowance for loan and lease losses	43,295	29,610	81,989	98,167	415	253,476
Allowance for loan and lease losses to principal balance	15.87%	13.87%	24.65%	29.97%	32.78%	22.09%

Loans with general allowance:
Principal balance of loans	2,330,422	1,356,714	3,866,681	316,833	1,657,003	9,527,653
Allowance for loan and lease losses	20,201	58,263	95,850	59,030	74,875	308,219
Allowance for loan and lease losses to principal balance	0.87%	4.29%	2.48%	18.63%	4.52%	3.23%

Total loans held for investment:
Principal balance of loans	$2,896,692	$1,588,768	$4,262,660	$682,245	$1,659,410	$11,089,775
Allowance for loan and lease losses	63,496	87,873	177,839	157,197	75,290	561,695
Allowance for loan and lease losses to principal balance	2.19%	5.53%	4.17%	23.04%	4.54%	5.06%

As of December 31, 2010

Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$244,648	$32,328	$54,631	$25,074	$659	$357,340

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	311,187	150,442	325,206	237,970	1,496	1,026,301
Allowance for loan and lease losses	42,666	26,869	65,030	57,833	264	192,662
Allowance for loan and lease losses to principal balance	13.71%	17.86%	20.00%	24.30%	17.65%	18.77%

Loans with general allowance:
Principal balance of loans	2,861,582	1,487,391	3,771,927	437,535	1,713,360	10,271,795
Allowance for loan and lease losses	19,664	78,727	87,611	94,139	80,222	360,363
Allowance for loan and lease losses to principal balance	0.69%	5.29%	2.32%	21.52%	4.68%	3.51%

Total loans held for investment:
Principal balance of loans	$3,417,417	$1,670,161	$4,151,764	$700,579	$1,715,515	$11,655,436
Allowance for loan and lease losses	62,330	105,596	152,641	151,972	80,486	553,025
Allowance for loan and lease losses to principal balance	1.82%	6.32%	3.68%	21.69%	4.69%	4.74%

     The following tables show the activity for impaired loans and the related specific reserves during the first quarter of 2011 and 2010:

	Quarter Ended
	March 31,	March 31,
	2011	2010
	(In thousands)
Impaired Loans:
Balance at beginning of period	$1,383,641	$1,656,264
Loans determined impaired during the period	277,548	317,333
Net charge-offs	(60,620)	(101,259)
Loans sold, net of charge-offs	(850)	(18,749)
Loans foreclosed, paid in full and partial payments or no longer considered impaired	(37,597)	(7,503)

Balance at end of period	$1,562,122	$1,846,086

	For the Quarter Ended March 31, 2011
	Residential	Commercial		Construction	Consumer and Finance
	Mortgage Loans	Mortgage Loans	C&I Loans	Loans	Leases	Total
Allowance for impaired loans, beginning of period	$42,666	$26,869	$65,030	$57,833	$264	$192,662
Provision for impaired loans	5,791	27,841	28,205	59,091	506	121,434
Charge-offs	(5,162)	(25,100)	(11,246)	(18,757)	(355)	(60,620)

Allowance for impaired loans, end of period	$43,295	$29,610	$81,989	$98,167	$415	$253,476

	For the Quarter Ended March 31, 2010
	Residential	Commercial		Construction
	Mortgage Loans	Mortgage Loans	C&I Loans	Loans	Total
Allowance for impaired loans, beginning of period	$2,616	$30,945	$62,491	$86,093	$182,145
Provision for impaired loans	9,137	31,362	33,655	90,260	164,414
Charge-offs	(9,778)	(17,429)	(21,738)	(53,314)	(102,259)

Allowance for impaired loans, end of period	$1,975	$44,878	$74,408	$123,039	$244,300

Credit Quality
     Credit quality performance in the 2011 first quarter continued to show signs of stabilization, including a $5.9 million decrease in non-performing loans held for investment. Other key credit quality metrics showed improvements, including continued improvement in construction and residential net charge-offs, and some noticeable improvement in C&I and consumer charge-offs. The allowance for loan and lease losses was further strengthened and increased $8.7 million to $561.7 million, or 5.06% of period-end total loans, from $553.0 million, or 4.74% at December 31, 2010.
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
     Commercial and Construction Loans — The Corporation places commercial loans (including commercial real estate and construction loans) in non-performing status when interest and principal have not been received for a period of 90 days or more or when collection of all of principal or interest is not expected due to deterioration in the financial condition of the borrower.
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
     The following table presents non-performing assets as of the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Non-performing loans held for investment:
Residential mortgage	$391,962	$392,134
Commercial mortgage	129,828	217,165
Commercial and Industrial	327,477	317,243
Construction	341,179	263,056
Finance leases	3,632	3,935
Consumer	38,973	45,456

	1,233,051	1,238,989

Other real estate owned	91,948	84,897
Other repossessed property	15,125	14,023
Investment securities (1)	64,543	64,543

Total non-performing assets, excluding loans held for sale	$1,404,667	$1,402,452

Non-perfoming loans held for sale	5,454	159,321

Total non-performing assets, including loans held for sale	$1,410,121	$1,561,773

Past due loans 90 days and still accruing	$154,299	$144,114

Non-performing assets to total assets	9.34%	9.96%

Non-performing loans held for investment to total loans held for investment	11.12%	10.63%

Allowance for loan and lease losses	561,695	553,025

Allowance to total non-performing loans held for investment	45.55%	44.64%

Allowance to total non-performing loans held for investment, excluding residential real estate loans	66.78%	65.30%

(1)	Collateral pledged with Lehman Brothers Special Financing, Inc.

The following table shows non-performing assets by geographic segment:

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Puerto Rico:
Non-performing loans held for investment:
Residential mortgage	$335,919	$330,737
Commercial mortgage	87,655	177,617
Commercial and Industrial	319,541	307,608
Construction	180,041	196,948
Finance leases	3,632	3,935
Consumer	36,648	43,241

Total non-performing loans held for investment	963,436	1,060,086

REO	70,416	67,488
Other repossessed property	14,949	13,839
Investment securities	64,543	64,543

Total non-performing assets, excluding loans held for sale	$1,113,344	$1,205,956
Non-performing loans held for sale	5,454	159,321

Total non-performing assets, including loans held for sale	$1,118,798	$1,365,277

Past due loans 90 days and still accruing	$140,180	$142,756

Virgin Islands:
Non-performing loans held for investment:
Residential mortgage	$10,249	$9,655
Commercial mortgage	8,233	7,868
Commercial and Industrial	5,572	6,078
Construction	117,153	16,473
Consumer	1,052	927

Total non-performing loans held for investment	142,259	41,001

REO	3,034	2,899
Other repossessed property	151	108

Total non-performing assets, excluding loans held for sale	$145,444	$44,008
Non-performing loans held for sale	—	—

Total non-performing assets, including loans held for sale	$145,444	$44,008

Past due loans 90 days and still accruing	$10,734	$1,358

Florida:
Non-performing loans held for investment:
Residential mortgage	$45,794	$51,742
Commercial mortgage	33,940	31,680
Commercial and Industrial	2,364	3,557
Construction	43,985	49,635
Consumer	1,273	1,288

Total non-performing loans held for investment	127,356	137,902

REO	18,498	14,510
Other repossessed property	25	76

Total non-performing assets, excluding loans held for sale	$145,879	$152,488
Non-performing loans held for sale	—	—

Total non-performing assets, including loans held for sale	$145,879	$152,488

Past due loans 90 days and still accruing	$3,385	$—
     Total non-performing loans were $1.24 billion as of March 31, 2011, down from $1.40 billion at December 31, 2010. The completion of the loan sale transaction with a joint venture removed approximately $153.6 million of non-performing loans and $257 million of adversely classified assets from the balance sheet. Total non-performing loans held for investment, which exclude non-

performing loans held for sale, were $1.23 billion at March 31, 2011, which represented 11.12% of total loans held for investment. This was down $5.9 million from December 31, 2010. The decrease in non-performing loans held for investment from the fourth quarter of 2010 primarily reflected declines in commercial mortgage and consumer non-performing loans, partially offset by increases in construction and C&I non-performing loans.
     Non-performing commercial mortgage loans held for investment decreased by $87.3 million, or 40%, from the end of the fourth quarter of 2010. This decline was substantially related to a $85.6 million loan relationship in Puerto Rico which was formally restructured so as to be reasonably assured of principal and interest repayment and of performance according to its modified terms. The Corporation restructured the balance due from this borrower by splitting it into two separate notes. Non-performing commercial mortgage loans increased $2.3 million and $0.4 million in the United States and Virgin Islands, respectively.
     Non-performing construction loans held for investment increased by $78.1 million, or 30%, from the end of the fourth quarter of 2010. The increase mainly reflected the placement in non-performing status of a $100 million loan relationship related to a commercial project in the Virgin Islands region, which was the single largest construction relationship in performing status prior to this quarter. This was partially offset by charge-offs and paydowns. Non-performing construction loans held for investment in Puerto Rico decreased $16.9 million mainly due to charge-offs and paydowns while the non-performing construction loan portfolio in the United States decreased by $5.7 million. The decrease in non-performing construction loans in the United States portfolio was also mainly related to charge-offs, including $3.0 million associated with a residential development project. There were no inflows of construction projects into non-accrual status in Puerto Rico and the United States during the first quarter of 2011.
     C&I non-performing loans held for investment increased by $10.2 million, or 3%, on a sequential quarter basis. The increase was related primarily to one relationship in Puerto Rico of approximately $7.9 million. This was partially offset by charge-offs, including a $5.0 million charge-off in one relationship in Puerto Rico. In the United States and the Virgin Islands, C&I non-performing loans decreased by $1.2 million and $0.5 million, respectively. The decrease in the United States was mainly related to the sale of a $0.9 million loan.
     Non-performing residential mortgage loans remained relatively flat at $392 million. In Puerto Rico, non-performing residential mortgage loans increased by $5.2 million. Meanwhile, non-performing residential mortgage loans decreased by $5.9 million in the United States, including $4.1 million related to loans foreclosed. In the Virgin Islands, non-performing residential mortgage loans increased by $0.6 million. Approximately $231.0 million, or 59% of total non-performing residential mortgage loans, have been written down to their net realizable value.
     The levels of non-performing consumer loans, including finance leases, showed a $6.8 million decrease during the first quarter, mainly related to auto financings in Puerto Rico.
     At March 31, 2011, approximately $282.1 million of the loans placed in non-accrual status, mainly construction and commercial loans, were current, or had delinquencies of less than 90 days in their interest payments, including $68.9 million of restructured loans maintained in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status. Collections are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.
     During the quarter ended March 31, 2011, interest income of approximately $1.8 million related to non-performing loans with a carrying value of $661.8 million as of March 31, 2011, mainly non-performing construction and commercial loans, was applied against the related principal balances under the cost-recovery method.
     As of March 31, 2011, approximately $369.7 million, or 30%, of total non-performing loans held for investment have been charged-off to their net realizable value.
     The allowance to non-performing loans held for investment ratio as of March 31, 2011 was 45.55%, compared to 44.64% as of December 31, 2010. As of March 31, 2011, approximately $369.7 million, or 30%, of total non-performing loans have been charged-off to their net realizable value as shown in the following table.

	Residential	Commercial		Construction	Consumer and
(Dollars in thousands)	Mortgage Loans	Mortgage Loans	C&I Loans	Loans	Finance Leases	Total
As of March 31, 2011
Non-performing loans held for investment charged-off to realizable value	$231,039	$11,240	$75,475	$50,804	$1,141	$369,699
Other non-performing loans held for investment	160,923	118,588	252,002	290,375	41,464	863,352

Total non-performing loans held for investment	$391,962	$129,828	$327,477	$341,179	$42,605	$1,233,051

Allowance to non-performing loans held for investment	16.20%	67.68%	54.31%	46.07%	176.72%	45.55%
Allowance to non-performing loans held for investment, excluding non-performing loans charged-off to realizable value	39.46%	74.10%	70.57%	54.14%	181.58%	65.06%

As of December 31, 2010
Non-performing loans held for investment charged-off to realizable value	$291,118	$20,239	$101,151	$32,139	$659	$445,306
Other non-performing loans held for investment	101,016	196,926	216,092	230,917	48,732	793,683

Total non-performing loans held for investment	$392,134	$217,165	$317,243	$263,056	$49,391	$1,238,989

Allowance to non-performing loans held for investment	15.90%	48.62%	48.11%	57.77%	162.96%	44.64%
Allowance to non-performing loans held for investment, excluding non-performing loans charged-off to realizable value	61.70%	53.62%	70.64%	65.81%	165.16%	69.68%
     The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico and through programs sponsored by the Federal Government. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction and residential mortgage loans in the U.S. mainland fit the definition of TDR. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of March 31, 2011, the Corporation’s TDR loans consisted of $291.2 million of residential mortgage loans, $40.7 million commercial and industrial loans, $139.9 million commercial mortgage loans and $15.4 million of construction loans. Outstanding unfunded loan commitments on TDR loans amounted to $1.2 million as of March 31, 2011.
     Included in the $139.9 million of commercial mortgage TDR loans are certain loan relationships restructured through loan splitting, one in the first quarter of 2011 and one in the fourth quarter of 2010. Each of these loan relationships were restructured into two notes; one that represents the portion of the loan that is expected to be fully collected along with contractual interest and the second note that represents the portion of the original loan that was charged-off. The renegotiations of these loans have been made after analyzing the borrowers’ and guarantors capacity to repay the debt and ability to perform under the modified terms. For the relationship restructured in the first quarter of 2011, the first note of $57.5 million was placed on a monthly payment that amortize the debt over 30 years at a market rate of interest. The second note, amounting to $28.3 million was fully charged-off. For the relationship restructured in the fourth quarter of 2010, as part of the renegotiation of the loans, the first note of $17 million was placed on a monthly payment schedule that amortizes the debt over 30 years at a market rate of interest. The second note for $2.7 million was fully charged-off. The following tables provide additional information about the volume of this type of loan restructurings and the effect on the allowance for loan and lease losses in 2011.

Principal balance deemed collectible at end of period	$74,442

Amount charged-off during the first quarter of 2011	$28,340

Allowance for loan losses:
Balance at beginning of period	$23,108
Provision for loan losses	7,205
Charge-offs	(28,340)

Balance at end of period	$1,973

     The loans comprising the $74.4 million that have been deemed collectible were placed in accruing status as the borrowers have exhibited a period of sustained performance but continue to be individually evaluated for impairment purposes. These transactions contributed to a $105.3 million decrease in non-performing loans over the last two quarters.

     The REO portfolio, which is part of non-performing assets, increased by $7.1 million, reflecting increases in residential properties in the United States, and increases in both commercial and residential properties in Puerto Rico, partially offset by sales of REO properties. Consistent with the Corporation’s assessment of the value of properties and current and future market conditions, management continues to execute strategies to dispose real estate acquired in satisfaction of debt. During the first quarter of 2011, the Corporation sold approximately $12.6 million of REO properties ($3.5 million in Florida, $8.8 million in Puerto Rico and $0.3 million in the Virgin Islands), compared to $6.0 million in the first quarter of 2010.
     The over 90-day delinquent, but still accruing, loans held for investment, excluding loans guaranteed by the U.S. Government, increased during the first quarter of 2011 by $7.1 million to $69.9 million, or 0.63% of total loans held for investment, at March 31, 2011.
Net Charge-offs and Total Credit Losses
     Total net charge-offs for the first quarter of 2011 were $80.1 million, or 2.74% of average loans on an annualized basis. This was down $43.7 million, or 35%, from $123.8 million, or an annualized 3.65%, in the first quarter of 2010. Lower net charge-offs were reflected primarily in the Puerto Rico and the United States portfolio with a $9.8 million and a $33.6 million decrease, respectively, mainly related to the construction and residential mortgage loan portfolio. Net charge-offs in Virgin Islands remained relatively flat reflecting a $0.4 million decrease.
     Construction loans net charge-offs in the first quarter of 2011 were $17.2 million, or an annualized 8.50%, down from $53.2 million, or an annualized 14.35% of related loans, in the first quarter of 2010. Approximately 70%, or $12.0 million, of the construction loan net charge-offs in the first quarter of 2011 were related to the Puerto Rico portfolio, driven by three relationships with charge-offs totaling $10.9 million associated with commercial and residential projects. In Florida, construction loan net charge-offs were $5.2 million, a decrease of $14.3 million when compared to 2010 first quarter levels, of which approximately $4.7 million was related to two relationships. The construction portfolio in Florida has been reduced to $70.4 million, as of March 31, 2011, from $78.5 million, as of December 31, 2010. Construction loans net charge-offs in the Virgin Islands were $0.1 million for the first quarter of 2011, unchanged from the first quarter of 2010. Construction loans charge-offs in the Virgin Islands over the last two quarters are directly related to an adequately reserved residential project placed in non-accruing status in the fourth quarter of 2010.
     C&I loan net charge-offs in the first quarter of 2011 were $16.3 million, or an annualized 1.54% of related average loans, down from $23.8 million, or an annualized 1.88% of related loans, in the first quarter of 2010. Approximately 95%, or $15.4 million, of net charge-offs in the first quarter of 2011, were in Puerto Rico, of which $10.1 million was related to four relationships. No significant C&I loans charge-offs were recorded in the United States or Virgin Islands portfolios.
     Residential mortgage loan net charge-offs were $5.2 million, or an annualized 0.63% of related average loans. This represents a decrease of $8.1 million from $13.3 million, or an annualized 1.50% of related average balances in the first quarter of 2011. Although there continues to be valuation pressure, the Corporation experienced reductions in delinquent loans. Approximately $4.0 million in charge-offs for the first quarter of 2011 ($1.7 million in Puerto Rico and $2.3 million in Florida) resulted from valuations for impairment purposes of residential mortgage loan portfolios considered homogeneous given high delinquency and loan-to-value levels, compared to $9.8 million recorded in the first quarter of 2010. The total amount of the residential mortgage loan portfolio that has been charged-off to its net realizable value as of March 31, 2011 amounted to $231.0 million. This represents approximately 53% of the total non-performing residential mortgage loan portfolio outstanding as of March 31, 2011. Net charge-offs of residential mortgage loans also include $1.4 million related to loans foreclosed during the first quarter of 2011, down from $3.3 million recorded for loans foreclosed in the first quarter of 2010. Loss rates in the Corporation’s Puerto Rico operations continue to be lower than loss rates in the Florida market.
     Net charge-offs on consumer loan and finance leases in the first quarter of 2011 were $10.3 million, or an annualized 2.43% of related average loans, compared to $14.1 million, or an annualized 3.01% of average loans for the first quarter of 2010.
     Commercial mortgage loan net charge-offs in the first quarter of 2011 were $31.1 million, or an annualized 7.37% of related average loans, up from $19.3 million, or an annualized 4.85% of related loans, in the first quarter of 2010. The 2011 first quarter net charge-offs were mainly driven by the charge-off related to the aforementioned $85.6 million relationship in Puerto Rico restructured by the Corporation through a loan split. Commercial mortgage loan net charge-offs in Florida amounted to $1.9 million for the first quarter of 2011.

     The following table presents annualized charge-offs to average loans held-in-portfolio:

	Quarter Ended
	March 31,	March 31,
	2011	2010
Residential mortgage	0.63%	1.50%
Commercial mortgage	7.37%	4.85%
Commercial and Industrial	1.54%	1.88%
Construction	8.50%	14.35%
Consumer and finance leases	2.43%	3.01%
Total loans	2.74%	3.65%
     The above ratios are based on annualized charge-offs and are not necessarily indicative of the results expected for the entire year or in subsequent periods.
     The following table presents annualized net charge-offs to average loans by geographic segment:

	Quarter Ended
	March 31,	March 31,
	2011	2010
PUERTO RICO:
Residential mortgage	0.39%	1.11%
Commercial mortgage	10.07%	0.71%
Commercial and Industrial	1.55%	1.92%
Construction	8.77%	13.45%
Consumer and finance leases	2.50%	2.95%
Total loans	2.82%	2.80%

VIRGIN ISLANDS:
Residential mortgage	0.05%	0.47%
Commercial mortgage	0.00%	0.00%
Commercial and Industrial	1.59%	(0.02	)% (1)
Construction	0.16%	0.15%
Consumer and finance leases	1.05%	3.82%
Total loans	0.45%	0.55%

FLORIDA:
Residential mortgage	3.26%	5.70%
Commercial mortgage	1.65%	13.23%
Commercial and Industrial	0.92%	10.78%
Construction	26.29%	27.23%
Consumer and finance leases	1.59%	3.96%
Total loans	4.29%	13.90%

(1)	For the first quarter of 2010, recoveries in commercial and industrial loans in the Virgin Islands exceeded charge-offs.

     Total credit losses (equal to net charge-offs plus losses on REO operations) for the first quarter ended March 31, 2011 amounted to $85.6 million, or 2.91% on an annualized basis to average loans and repossessed assets in contrast to credit losses of $127.5 million, or a loss rate of 3.84%, for the first quarter of 2010.
     The following table presents a detail of the REO inventory and credit losses for the periods indicated:

	Quarter Ended
	March 31,

	2011	2010
	(In thousands)
REO
REO balances, carrying value:
Residential	$58,426	$38,851
Commercial	26,434	20,322
Condo-conversion projects	—	8,000
Construction	7,088	6,271

Total	$91,948	$73,444

REO activity (number of properties):
Beginning property inventory,	479	285
Properties acquired	91	98
Properties disposed	(80)	(52)

Ending property inventory	490	331

Average holding period (in days)
Residential	332	235
Commercial	418	204
Condo-conversion projects	—	733
Construction	480	417

	368	296

REO operations (loss) gain:
Market adjustments and (losses) gain on sale:
Residential	(2,633)	(1,245)
Commercial	(1,103)	(676)
Condo-conversion projects	—	—
Construction	135	49

	(3,601)	(1,872)

Other REO operations expenses	(1,899)	(1,821)

Net Loss on REO operations	$(5,500)	$(3,693)

CHARGE-OFFS
Residential charge-offs, net	(5,161)	(13,346)
Commercial charge-offs, net	(47,392)	(43,073)
Construction charge-offs, net	(17,238)	(53,215)
Consumer and finance leases charge-offs, net	(10,271)	(14,148)

Total charge-offs, net	(80,062)	(123,782)

TOTAL CREDIT LOSSES (1)	$(85,562)	$(127,475)

LOSS RATIO PER CATEGORY (2):
Residential	0.94%	1.62%
Commercial	3.27%	2.63%
Construction	8.36%	14.21%
Consumer	2.41%	3.00%
TOTAL CREDIT LOSS RATIO (3)	2.91%	3.84%

(1)	Equal to REO operations (losses) gains plus Charge-offs, net.

(2)	Calculated as net charge-offs plus market adjustments and gains (losses) on sale of REO divided by average loans and repossessed assets.

(3)	Calculated as net charge-offs plus net loss on REO operations divided by average loans and repossessed assets.

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
     As of March 31, 2011, the Corporation had $325.9 million outstanding of credit facilities granted to the Puerto Rico Government and/or its political subdivisions compared to $325.1 million as of December 31, 2010, and $98.8 million granted to the Virgin Islands government, compared to $84.3 million as of December 31, 2010. A substantial portion of these credit facilities are obligations that have a specific source of income or revenues identified for their repayment, such as property taxes collected by the central Government and/or municipalities. Another portion of these obligations consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities in Puerto Rico for which the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment.
     Aside from loans extended to the Puerto Rico Government and its political subdivisions, the largest loan to one borrower as of March 31, 2011 in the amount of $285.4 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual real-estate loans, mostly 1-4 residential mortgage loans.
     Of the total gross loan held for investment portfolio of $11.1 billion as of March 31, 2011, approximately 83% have credit risk concentration in Puerto Rico, 8% in the United States and 9% in the Virgin Islands.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For information regarding market risk to which the Corporation is exposed, see the information contained in “Part I — Item 2 -“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Control and Procedures
     First BanCorp’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of First BanCorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2011. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
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
     In the opinion of the Company’s management, the pending and threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition, results of operations or cash flows of the Corporation.

ITEM 1A.	RISK FACTORS
     Our business, operating results and/or the market price of our common and preferred stock may be significantly affected by a number of factors. For a detailed discussion of certain risk factors that could affect the Corporation’s operations, financial condition or results for future periods see Item 1A, Risk Factors, in the Corporation’s 2010 Annual Report on Form 10-K. These factors could also cause actual results to differ materially from historical results or the results contemplated by the forward-looking statements contained in this report. Also refer to the discussion in “Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of risk factors in the Corporation’s 2010 Form 10-K.
     The risks described in the Corporation’s 2010 Form 10-K are not the only risks facing the Corporation. Additional risks and uncertainties not currently known to the Corporation or currently deemed by the Corporation to be immaterial also may materially adversely affect the Corporation’s business, financial condition or results of operations.

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
32.1 — CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 — CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp. Registrant
Date: May 16, 2011	By:	/s/ Aurelio Alemán
Aurelio Alemán
President and Chief Executive Officer

Date: May 16, 2011	By:	/s/ Orlando Berges
Orlando Berges
Executive Vice President and Chief Financial Officer