Form 10-Q
period 2011-06-30
FIRST BANCORP /PR/
filed 2011-08-15
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock: 21,303,669 outstanding as of July 31, 2011.

FIRST BANCORP.
INDEX PAGE

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
Consolidated Statements of Financial Condition (Unaudited) as of June 30, 2011 and December 31, 2010	5
Consolidated Statements of Loss (Unaudited) — Quarters ended June 30, 2011 and June 30, 2010 and a six-month periods ended June 30, 2011 and June 30, 2010	6
Consolidated Statements of Comprehensive Loss (Unaudited) — Quarters ended June 30, 2011 and June 30, 2010 and six-month periods ended June 30, 2011 and June 30, 2010	7
Consolidated Statements of Cash Flows (Unaudited) — Six-month periods ended June 30, 2011 and June 30, 2010	8
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) — Six-month periods ended June 30, 2011 and June 30, 2010	9
Notes to Consolidated Financial Statements (Unaudited)	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	53
Item 3. Quantitative and Qualitative Disclosures About Market Risk	101
Item 4. Controls and Procedures	101

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	102
Item 1A. Risk Factors	102
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	104
Item 3. Defaults Upon Senior Securities	104
Item 4. Reserved	104
Item 5. Other Information	104
Item 6. Exhibits	104

SIGNATURES
EX-12.1
EX-12.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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
     First BanCorp wishes to caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and represent First BanCorp’s expectations of future conditions or results and are not guarantees of future performance. First BanCorp advises readers that various factors could cause actual results to differ materially from those contained in any “forward-looking statement.” Such factors include, but are not limited to, the following:
•	uncertainty about whether the Corporation will be able to fully comply with the written agreement dated June 3, 2010 (the “Written Agreement”) that the Corporation entered into with the Federal Reserve Bank of New York (the “FED” or “Federal Reserve”) and the order dated June 2, 2010 (the “FDIC Order”) and collectively with the Written Agreement, (the “Agreements”) that the Corporation’s banking subsidiary, FirstBank Puerto Rico (“FirstBank” or “the Bank”) entered into with the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (“OCIF”) that, among other things, require the Bank to attain certain capital levels and reduce its special mention, classified, delinquent and non-performing assets;

•	uncertainty as to whether the Corporation’s stockholders will approve the proposal being presented at the Special Meeting of Stockholders to be held on August 23, 2011 to issue shares of common stock to institutional investors (the “capital raise”), which will enable the Corporation to compel the United States Department of the Treasury (the “U.S. Treasury”) to convert into common stock the shares of the Corporation’s Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series G (the “Series G Preferred Stock”), that the Corporation issued to the U.S. Treasury;

•	uncertainty as to whether the Corporation will be able to complete any other future capital-raising efforts;

•	uncertainty as to the availability of certain funding sources, such as retail brokered certificates of deposit (“CDs”);

•	the Corporation’s reliance on brokered CDs and its ability to obtain, on a periodic basis, approval from the FDIC to issue brokered CDs to fund operations and provide liquidity in accordance with the terms of the Order;

•	the risk of not being able to fulfill the Corporation’s cash obligations or resume paying dividends to the Corporation’s stockholders due to the Corporation’s inability to receive approval from the FED to receive dividends from FirstBank;

•	the risk of being subject to possible additional regulatory actions;

•	the strength or weakness of the real estate markets and of the consumer and commercial credit sectors and their impact on the credit quality of the Corporation’s loans and other assets, including the construction and commercial real estate loan portfolios, which have contributed and may continue to contribute to, among other things, the high levels of non-performing assets, charge-offs and the provision expense and may subject the Corporation to further risk from loan defaults and foreclosures;

•	adverse changes in general economic conditions in the United States and in Puerto Rico, including the interest rate scenario, market liquidity, housing absorption rates, real estate prices and disruptions in the U.S. capital markets, which may reduce interest margins, impact funding sources and affect demand for all of the Corporation’s products and services and the value of the Corporation’s assets;

•	an adverse change in the Corporation’s ability to attract new clients and retain existing ones;

•	a decrease in demand for the Corporation’s products and services and lower revenues and earnings because of the continued recession in Puerto Rico and the current fiscal problems and budget deficit of the Puerto Rico government;

•	uncertainty about regulatory and legislative changes for financial services companies in Puerto Rico, the United States and the U.S. and British Virgin Islands, which could affect the Corporation’s financial performance and could cause the Corporation’s actual results for future periods to differ materially from prior results and anticipated or projected results;

•	uncertainty about the effectiveness of the various actions undertaken to stimulate the U.S. economy and stabilize the U.S. financial markets, and the impact such actions may have on the Corporation’s business, financial condition and results of operations;

•	changes in the fiscal and monetary policies and regulations of the federal government, including those determined by the Federal Reserve, the FDIC, government-sponsored housing agencies and local regulators in Puerto Rico and the U.S. and British Virgin Islands;

•	the risk of possible failure or circumvention of controls and procedures and the risk that the Corporation’s risk management policies may not be adequate;

•	the risk that the FDIC may further increase the deposit insurance premium and/or require special assessments to replenish its insurance fund, causing an additional increase in the Corporation’s non-interest expense;

•	the risk of not being able to recover the assets pledged to Lehman Brothers Special Financing, Inc.;

•	the impact on the Corporation’s results of operations and financial condition associated with acquisitions and dispositions;

•	a need to recognize additional impairments of financial instruments or goodwill relating to acquisitions;

•	risks that further downgrades in the credit ratings of the Corporation’s long-term senior debt will adversely affect the Corporation’s ability to make future borrowings;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) on our businesses, business practices and cost of operations;

•	general competitive factors and industry consolidation; and

•	the possible future dilution to holders of the Corporation’s common stock resulting from additional issuances of common stock or securities convertible into common stock.
     The Corporation does not undertake, and specifically disclaims any obligation, to update any of the “forward- looking statements” to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by the federal securities laws.
     Investors should refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, as well as, “Part II, Item 1A, Risk Factors” in this quarterly report on form 10-Q for a discussion of such factors and certain risks and uncertainties to which the Corporation is subject.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(In thousands, except for share information)	June 30, 2011	December 31, 2010
ASSETS

Cash and due from banks	$239,488	$254,723

Money market investments:
Federal funds sold	5,369	6,236
Time deposits with other financial institutions	855	1,346
Other short-term investments	107,985	107,978

Total money market investments	114,209	115,560

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	1,371,887	1,344,873
Other investment securities	1,462,199	1,399,580

Total investment securities available for sale	2,834,086	2,744,453

Investment securities held to maturity, at amortized cost:
Securities pledged that can be repledged	—	239,553
Other investment securities	—	213,834

Total investment securities held to maturity (2010-fair value of $476,516)	—	453,387

Other equity securities	42,252	55,932

Investment in unconsolidated entities	46,092	—

Loans, net of allowance for loan and lease losses of $540,878 (2010 — $553,025)	10,224,647	11,102,411
Loans held for sale, at lower of cost or market	20,781	300,766

Total loans, net	10,245,428	11,403,177

Premises and equipment, net	203,140	209,014
Other real estate owned	96,618	84,897
Accrued interest receivable on loans and investments	51,719	59,061
Due from customers on acceptances	696	1,439
Other assets	240,245	211,434

Total assets	$14,113,973	$15,593,077

LIABILITIES

Deposits:
Non-interest-bearing deposits	$720,573	$668,052
Interest-bearing deposits	10,352,155	11,391,058

Total deposits	11,072,728	12,059,110
Securities sold under agreements to repurchase	1,200,000	1,400,000
Advances from the Federal Home Loan Bank (FHLB)	420,440	653,440
Notes payable (including $12,374 and $11,842 measured at fair value as of June 30, 2011 and December 31, 2010, respectively)	19,715	26,449
Other borrowings	231,959	231,959
Bank acceptances outstanding	696	1,439
Accounts payable and other liabilities	158,857	162,721

Total liabilities	13,104,395	14,535,118

Commitments and Contingencies (Note 22)

STOCKHOLDERS’ EQUITY

Preferred stock, authorized 50,000,000 shares: issued 22,828,174; outstanding 2,946,046; aggregate liquidation value of $487,221:

Fixed Rate Cumulative Mandatorily Convertible Preferred Stock: issued and outstanding 424,174 shares	365,656	361,962

Non-cumulative Perpetual Monthly Income Preferred Stock: issued 22,004,000 shares and outstanding 2,521,872 shares	63,047	63,047
Common stock, $0.10 par value, authorized 2,000,000,000 shares; issued 21,963,522 shares	2,196	2,196
Less: Treasury stock (at par value)	(66)	(66)

Common stock outstanding, 21,303,669 shares outstanding	2,130	2,130

Additional paid-in capital	319,505	319,459
Retained earnings	246,605	293,643
Accumulated other comprehensive income, net of tax expense of $4,618 (December 31, 2010 — $5,351)	12,635	17,718

Total stockholders’equity	1,009,578	1,057,959

Total liabilities and stockholders’ equity	$14,113,973	$15,593,077

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)

	Quarter Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands, except per share information)	2011	2010	2011	2010
Interest income:
Loans	$146,314	$175,070	$304,285	$352,503
Investment securities	16,687	39,170	39,310	82,289
Money market investments	417	624	726	1,060

Total interest income	163,418	214,864	344,321	435,852

Interest expense:
Deposits	49,525	63,766	103,584	129,732
Loans payable	—	1,265	—	3,442
Securities sold under agreements to repurchase	13,022	25,035	26,158	50,317
Advances from FHLB	4,219	7,587	8,964	15,281
Notes payable and other borrowings	2,217	(1,851)	4,901	1,155

Total interest expense	68,983	95,802	143,607	199,927

Net interest income	94,435	119,062	200,714	235,925

Provision for loan and lease losses	59,184	146,793	147,916	317,758

Net interest income (loss) after provision for loan and lease losses	35,251	(27,731)	52,798	(81,833)

Non-interest income:
Other service charges on loans	1,456	1,486	3,174	3,242
Service charges on deposit accounts	3,054	3,501	6,386	6,969
Mortgage banking activities	9,336	2,140	15,927	4,640
Net gain on sale of investments	21,949	24,240	41,290	55,604
Other-than-temporary impairment losses on investment securities:
Total other-than-temporary impairment losses	—	(3)	—	(603)
Noncredit-related impairment portion on debt securities not expected to be sold (recognized in other comprehensive income)	(607)	—	(607)	—

Net impairment losses on investment securities	(607)	(3)	(607)	(603)
Loss on early extinguishment of borrowings	(1,823)	—	(1,823)	—
Equity in losses of unconsolidated entities	(1,536)	—	(1,536)	—
Other non-interest income	7,033	8,161	16,536	14,999

Total non-interest income	38,862	39,525	79,347	84,851

Non-interest expenses:
Employees’ compensation and benefits	29,407	30,958	59,846	62,686
Occupancy and equipment	15,603	14,451	30,853	29,302
Business promotion	3,628	3,340	6,292	5,545
Professional fees	6,072	5,604	11,209	10,891
Taxes, other than income taxes	3,278	3,817	6,533	7,638
Insurance and supervisory fees	14,404	16,606	29,581	35,124
Net loss on real estate owned (REO) operations	5,971	10,816	11,471	14,509
Other non-interest expenses	8,068	13,019	13,512	24,278

Total non-interest expenses	86,431	98,611	169,297	189,973

Loss before income taxes	(12,318)	(86,817)	(37,152)	(186,955)

Income tax expense	(2,606)	(3,823)	(6,192)	(10,684)

Net loss	$(14,924)	$(90,640)	$(43,344)	$(197,639)

Net loss attributable to common stockholders	$(22,205)	$(96,810)	$(57,642)	$(209,961)

Net loss per common share:

Basic	$(1.04)	$(15.70)	$(2.71)	$(34.04)

Diluted	$(1.04)	$(15.70)	$(2.71)	$(34.04)

Dividends declared per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Quarter Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2011	2010	2011	2010
Net loss	$(14,924)	$(90,640)	$(43,344)	$(197,639)

Unrealized losses on available-for-sale debt securities on which an other-than-temporary impairment has been recognized:

Noncredit-related impairment losses on debt securities not expected to be sold	(607)	—	(607)	—
Reclassification adjustment for other-than-temporary impairment on debt securities included in net income	607	—	607	—

All other unrealized gains and losses on available-for-sale securities:
All other unrealized holding gains arising during the period	18,573	70,999	13,344	88,528
Reclassification adjustments for net gain included in net income	(21,949)	(24,240)	(21,949)	(44,936)
Reclassification adjustments for other-than-temporary impairment on equity securities	—	3	—	353
Net unrealized gains on securities reclassified from held to maturity to available for sale	—	—	2,789	—

Income tax benefit (expense) related to items of other comprehensive income	587	(6,399)	733	(7,127)

Other comprehensive (loss) income for the period, net of tax	(2,789)	40,363	(5,083)	36,818

Total comprehensive loss	$(17,713)	$(50,277)	$(48,427)	$(160,821)

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six-Month Period Ended
	June 30,	June 30,
(In thousands)	2011	2010
Cash flows from operating activities:
Net loss	$(43,344)	$(197,639)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	12,082	9,863
Amortization of core deposit intangible	1,177	1,297
Provision for loan and lease losses	147,916	317,758
Deferred income tax expense	3,565	5,047
Stock-based compensation recognized	46	47
Gain on sale of investments, net	(40,611)	(55,604)
Loss on early extinguishment of borrowings	1,823	—
Other-than-temporary impairments on investment securities	607	603
Equity in losses of unconsolidated entities	1,536	—
Derivatives instruments and hedging activities loss (gain)	1,448	(1,676)
Gain on sale of assets FB Insurance VI	(2,845)	—
Net gain on sale of loans and impairments	(12,955)	(526)
Net amortization of premiums and discounts on deferred loan fees and costs	(873)	802
Net decrease (increase) in mortgage loans held for sale	2,381	(8,845)
Amortization of broker placement fees	9,542	10,787
Net amortization of premium and discounts on investment securities	2,038	3,293
Increase in accrued income tax payable	1,816	909
Decrease in accrued interest receivable	7,342	12,132
Increase (decrease) in accrued interest payable	1,948	(276)
Increase in other assets	(14,503)	(298)
(Decrease) increase in other liabilities	(5,382)	13,727

Total adjustments	118,098	309,040

Net cash provided by operating activities	74,754	111,401

Cash flows from investing activities:
Principal collected on loans	1,186,329	2,118,978
Loans originated	(985,980)	(1,141,868)
Purchases of loans	(70,459)	(87,436)
Proceeds from sale of loans	670,230	19,187
Proceeds from sale of repossessed assets	49,363	47,440
Proceeds from sale of available-for-sale securities	487,054	733,887
Proceeds from sale of held-to-maturity securities	348,750	—
Purchases of securities available for sale	(532,727)	(1,921,842)
Proceeds from principal repayments and maturities of securities held to maturity	33,726	75,054
Proceeds from principal repayments of securities available for sale	150,049	1,278,313
Additions to premises and equipment	(6,359)	(19,338)
Proceeds from sale of other investment securities	—	10,668
Proceeds from sale of assets FB Insurance VI	2,940	—
Proceeds from securities litigations settlement	679	—
Decrease (increase) in other equity securities	13,680	(163)

Net cash provided by investing activities	1,347,275	1,112,880

Cash flows from financing activities:
Net (decrease) increase in deposits	(996,792)	46,919
Net decrease in loans payable	—	(900,000)
Net repayments and cancellation costs of securities sold under agreements to repurchase	(201,575)	(492,193)
Net FHLB advances paid and cancellation costs	(233,248)	(38,000)
Repayment of medium-term notes	(7,000)	—

Net cash used in financing activities	(1,438,615)	(1,383,274)

Net decrease in cash and cash equivalents	(16,586)	(158,993)

Cash and cash equivalents at beginning of period	370,283	704,084

Cash and cash equivalents at end of period	$353,697	$545,091

Cash and cash equivalents include:
Cash and due from banks	$239,488	$523,047
Money market instruments	114,209	22,044

	$353,697	$545,091

The accompanying notes are an integral part of these statements.

FIRST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Six-Month Period Ended
	June 30,	June 30,
(In thousands)	2011	2010
Preferred Stock:
Balance at beginning of period	$425,009	$928,508
Accretion of preferred stock discount	3,694	2,322

Balance at end of period	428,703	930,830

Common Stock outstanding	2,130	6,169

Additional Paid-In-Capital:
Balance at beginning of period	319,459	220,596
Stock-based compensation recognized	46	47

Balance at end of period	319,505	220,643

Retained Earnings:
Balance at beginning of period	293,643	417,297
Net loss	(43,344)	(197,639)
Accretion of preferred stock discount	(3,694)	(2,322)

Balance at end of period	246,605	217,336

Accumulated Other Comprehensive Income (Loss), net of tax:
Balance at beginning of period	17,718	26,493
Other comprehensive (loss) income, net of tax	(5,083)	36,818

Balance at end of period	12,635	63,311

Total stockholders’equity	$1,009,578	$1,438,289

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
     The results of operations for the quarter and six-month period ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire year.
     All share and per share amounts of common shares included in the consolidated financial statements have been adjusted to retroactively reflect the 1-for-15 reverse stock split effected January 7, 2011.
     Capital and Liquidity
     The Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Sustained weak economic conditions that have severely affected Puerto Rico and the United States over the last several years have adversely impacted First BanCorp’s and FirstBank’s results of operations and capital levels. The significant loss in 2010, primarily related to credit losses (including losses associated with adversely classified and non-performing loans transferred to held for sale), the increase in the deposit insurance premium expense and increases to the deferred tax asset valuation allowance, reduced the Corporation’s and the Bank’s capital levels during 2010. The net loss for the first half of 2011 was primarily related to credit losses.
     As described in Note 18, Regulatory Matters, FirstBank is currently operating under a Consent Order ( the “FDIC Order”) with the FDIC and the OCIF and First BanCorp has entered into a Written Agreement with the Federal Reserve. The minimum capital ratios established by the FDIC Order are 8% for Leverage (Tier 1 Capital to Average Total Assets), 10% for Tier 1 Capital to Risk-Weighted Assets and 12% for Total Capital to Risk-Weighted Assets. The FDIC Order does not contain a specific date for achieving the minimum capital ratios.
     In March 2011, the Corporation submitted an updated Capital Plan (the “Capital Plan”) to the regulators. The Capital Plan contemplates a $350 million capital raise through the issuance of new common shares for cash, and other actions to further reduce the Corporation’s and the Bank’s risk-weighted assets, strengthen their capital positions and meet the minimum capital ratios required under the FDIC Order. Among the strategies contemplated in the Capital Plan are further reductions of the Corporation’s loan portfolio and investment portfolio. The Capital Plan identified specific targeted Leverage, Tier 1 Capital to Risk-Weighted Assets and Total Capital to Risk-Weighted Assets ratios to be achieved by the Bank each calendar quarter until the capital levels required under the FDIC Order are achieved.
     Among the deleveraging strategies incorporated into the Capital Plan and completed during the first half of 2011 are the following:
•	Sales of performing first lien residential mortgage loans — The Bank completed sales of approximately $518 million of residential mortgage loans to another financial institution.

•	Sales of investment securities — The Bank completed sales of approximately $632 million of U.S. Agency MBS.

•	Sale of commercial loan participations — The Bank sold approximately $45 million in loan participations.

•	Sale of adversely classified and non-performing loans — The Bank sold loans with a book value of $269.3 million to CPG/GS PR NPL, LLC (“CPG/GS”) a new joint venture created by Goldman, Sachs & Co. and Caribbean Property Group in exchange for $88.5 million of cash, an acquisition loan of $136.1 million and a 35% interest in CPG/GS. Approximately 93% of the loans were adversely classified loans and 55% were in non-performing status.
     As of June 30, 2011, the Corporation’s Total Capital, Tier 1 Capital and Leverage ratios were 12.40%, 11.08% and 8.04%, respectively, compared to 12.02%, 10.73% and 7.57%, respectively, as of December 31, 2010. Meanwhile, FirstBank’s Total Capital, Tier 1 Capital and Leverage ratios as of June 30, 2011 were 12.15%, 10.83% and 7.87%, respectively, up from 11.57%, 10.28% and 7.25%, respectively, as of December 31, 2010. The improvement in the capital ratios was primarily related to the aforementioned deleveraging strategies completed during the first half of 2011 and, in the case of FirstBank, also due to a $22 million capital contribution from the holding company. Proceeds from the sales of assets were used, in part, to pay down maturing liabilities. Although the Bank expected to meet the minimum capital ratios by June 30, 2011, given the time lag between the sales of the assets and the maturity of liabilities, the average assets for the quarter remained at higher levels, thus affecting temporarily the leverage ratio for the quarter. However, when computed using the ending balance of assets as of June 30, 2011, which already reflects the full effect of the deleverage activities, the leverage ratio would have been 8.38% and 8.20% for First BanCorp and FirstBank, respectively. Since the Bank’s leverage ratio exceeded 8% as of June 30, 2011, based on the ending balance of assets, the Bank is technically in compliance with the minimum required capital ratios.
     With respect to capital raise efforts, during the second quarter of 2011, the Corporation entered into separate agreements with Thomas H. Lee Partners, L.P. (“THL”) and with two funds managed by Oaktree Capital Management, L.P. (“Oaktree”) under which THL and Oaktree would purchase an aggregate of approximately $348.2 million ($174.1 million each investor) of common stock of the Corporation at a per share price of $3.50 provided the Corporation sells an aggregate of $500 million of shares of common stock. Each of these two investors’ investments will represent approximately 24.36% of the outstanding shares of the Corporation’s common stock upon completion of the capital raise and the conversion into common stock of the $424.2 million of the Series G Preferred Stock held by the U.S. Treasury. The Corporation has also entered into investment agreements with institutional investors and other private equity firms for the issuance of an aggregate of approximately $176.8 million of the Corporation’s common stock, which, together with the THL and Oaktree investments, result in $525 million in commitments. The completion of this transaction is subject to the approval of the Corporation’s stockholders at a Special Meeting of Stockholders on August 23, 2011 and regulators. If approved, the transaction is expected to close during the third quarter of 2011.
     If the stockholders and regulators approve the $525 million capital raise, the Corporation will issue 150 million shares of common stock at $3.50 per share and will immediately exercise its right to compel the conversion of all of the outstanding Series G Preferred Stock, which is held by the U.S. Treasury, into approximately 32.9 million shares of common stock. Also, the Corporation plans to conduct a rights offering that will enable current stockholders to purchase up to 10.7 million shares of common stock at the same $3.50 price per share for an aggregate of $37.3 million. The Corporation is expected to have nearly 229.98 million outstanding following the issuance of common stock to institutional investors and private equity firms, the conversion of the Series G Preferred Stock into common stock, the successful completion of the rights offering and the issuance of shares upon the exercise of anti-dilution rights held by certain of the institutional investors in the capital raise.
     Both the Corporation and the Bank actively manage liquidity and cash flow needs. The Corporation has suspended common and preferred dividends to stockholders since August 2009. As of June 30, 2011, the holding company had $21.2 million of cash and cash equivalents. Cash and cash equivalents at the Bank as of June 30, 2011 were approximately $353.7 million. The Bank has $100 million, $87 million and $7.3 million in repurchase agreements, FHLB advances and notes payable, respectively, maturing over the next twelve months. In addition, it had $5.2 billion in brokered CDs as of June 30, 2011, of which $3.0 billion mature over the next twelve months. Liquidity at the Bank level is highly dependent on bank deposits, which fund 78.7% of the Bank’s assets (or 41.8% excluding brokered CDs). The Corporation has continued to issue brokered CDs pursuant to approvals received from the FDIC to renew or roll over brokered CDs up to certain amounts through September 30, 2011. Management cannot be certain it will continue to obtain waivers from the restrictions to issue brokered CDs under the FDIC Order to meet its obligations and execute its business plans. As of June 30, 2011, the Bank held approximately $862.3 million of readily pledgeable or sellable investment securities, including $665 million in U.S. Treasury securities. Based on current and expected liquidity needs and sources, management expects First BanCorp to be able to meet its obligations for a reasonable period of time. During 2010, the Corporation and the Bank suffered credit downgrades. The Bank suffered a further downgrade in April 2011. The Corporation does not have any outstanding debt or derivative agreements that would be affected by the credit downgrades. Furthermore, given our non-reliance on corporate debt or other instruments directly linked in terms of pricing or volume to credit ratings, the liquidity of the Corporation so far has not been affected in any material way by the downgrades. The Corporation’s ability to access new non-deposit funding, however, could be adversely affected by these downgrades and any additional downgrades.
     If unanticipated market factors emerge, such as a significant increase in the provision for loan and lease losses, or if the Corporation is unable to complete the aforementioned capital raise or complete identified capital preservation initiatives, successfully execute its strategic operating plans, issue a sufficient amount of brokered CDs or comply with the FDIC Order, its banking regulators could take further action, which could include actions that may have a material adverse effect on the Bank’s business, results of operations and financial position, including the appointment of a conservator or receiver.

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
     In May 2011, the FASB updated the Codification to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (IFRSs). The amendments in this Update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements and result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. The amendments in this Update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Corporation is currently evaluating the impact of the adoption of this guidance on the financial statements.
     In June 2011, the FASB updated the Codification to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Under the amendments, an entity has the option to present the total comprehensive income either in a single continuous statement or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Additionally, this update requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this update should be applied retrospectively and are effective for fiscal years beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Beginning with the financial statements for the quarter and six-month period ended June 30, 2011, the Corporation is following the guidance of consecutive presentation of the statement of net income and other comprehensive income.
2 — EARNINGS PER COMMON SHARE
     The calculations of earnings per common share for the quarters and six-month periods ended on June 30, 2011 and 2010 are as follows:

	Quarter Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(In thousands, except per share information)
Net Loss:
Net loss	$(14,924)	$(90,640)	$(43,344)	$(197,639)
Cumulative non-convertible preferred stock dividends (Series F)	—	(5,000)	—	(10,000)
Cumulative convertible preferred stock dividends (Series G)	(5,302)	—	(10,604)	—
Preferred stock discount accretion (Series G and F) (1)	(1,979)	(1,170)	(3,694)	(2,322)

Net loss attributable to common stockholders	$(22,205)	$(96,810)	$(57,642)	$(209,961)

Weighted-Average Shares:
Basic weighted-average common shares outstanding (2)	21,303	6,168	21,303	6,168
Average potential common shares (2)	—	—	—	—

Diluted weighted-average number of common shares outstanding (2)	21,303	6,168	21,303	6,168

Loss per common share:
Basic (2)	$(1.04)	$(15.70)	$(2.71)	$(34.04)
Diluted (2)	$(1.04)	$(15.70)	$(2.71)	$(34.04)

(1)	Includes a non-cash adjustment of $0.2 million for the second quarter and six-month period ended June 30, 2011, as an acceleration of the Series G preferred stock discount accreation pursuant to a second amendment to the exchange agreement with the U.S. Treasury, the sole holder of the Series G Preferred Stock, that provides for a six months extension to the date by when the Corporation is required to complete an equity raise in order to compel the conversion of the Series G Preferred Stock into common stock.

(2)	All share and per share data has been adjusted to retroactively reflect the 1-for-15 reverse stock split effected January 7, 2011.
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
     Potential common shares consist of common stock issuable under the assumed exercise of stock options, unvested shares of restricted stock, and outstanding warrants using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from the exercise, in addition to the amount of compensation cost attributable to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options, unvested shares of restricted stock, and outstanding warrants that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share. As of June 30, 2011 and 2010, there were 129,934 and 138,165 outstanding stock options, respectively; warrants outstanding to purchase 389,483 shares of common stock and 716 and 1,432 unvested shares of restricted stock, respectively, that were excluded from the computation of diluted earnings per common share because their inclusion would have an antidilutive effect.
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
     On April 29, 2008, the Corporation’s stockholders approved the First BanCorp 2008 Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards. This plan allows the issuance of up to 253,333 shares of common stock, subject to adjustments for stock splits, reorganizations and other similar events. The Corporation’s Board of Directors, upon receiving the relevant recommendation of the Compensation Committee, has the power and authority to determine those eligible to receive awards and to establish the terms and conditions of any awards subject to various limits and vesting restrictions that apply to individual and aggregate awards. During the fourth quarter of 2008, the Corporation granted 2,412 shares of restricted stock with a fair value of $130.35 under the Omnibus Plan to the Corporation’s independent directors. Of the original 2,412 shares of restricted stock, 268 were forfeited in the second half of 2009, 1,424 vested and, as of June 30, 2011, 720 remain restricted.
     For the quarter and six-month period ended June 30, 2011, the Corporation recognized $23,333 and $46,666 of stock-based compensation expense related to the aforementioned restricted stock awards. The total unrecognized compensation cost related to the non-vested restricted shares was $38,890 as of June 30, 2011 which expected to be recognized over the next five months.
     There were no stock options granted during 2011 and 2010, therefore no compensation associated with stock options was recorded in those years. No stock options were exercised during the first half of 2011 or in 2010.
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
The activity of stock options for the six-month period ended June 30, 2011 is set forth below:

		Six-month Period Ended
	June 30, 2011
			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(Years)	(In thousands)
Beginning of period	131,532	$202.91
Options cancelled	(1,598)	196.51

End of period outstanding and exercisable	129,934	$202.99	4.02	$—

4 — INVESTMENT SECURITIES
Investment Securities Available for Sale
     The amortized cost, non-credit loss component of other-than-temporary impairment (“OTTI”) on securities recorded in other comprehensive income (“OCI”), gross unrealized gains and losses recorded in OCI, approximate fair value, weighted-average yield and contractual maturities of investment securities available for sale as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011						December 31, 2010
		Non-Credit						Non-Credit
		Loss Component	Gross			Weighted		Loss Component	Gross			Weighted
	Amortized	of OTTI	Unrealized		Fair	average	Amortized	of OTTI	Unrealized		Fair	average
	cost	Recorded in OCI	gains	losses	value	yield%	cost	Recorded in OCI	gains	losses	value	yield%
						(Dollars in thousands)
U.S. Treasury securities:
Due within one year	$932,474	$—	$2,607	$—	$935,081	0.50	$—	$—	$—	$—	$—	—
After 1 to 5 years	200,200	—	6,394	—	206,594	1.95	599,987	—	8,727	—	608,714	1.34

Obligations of U.S. Government sponsored agencies:
Due within one year	300,999	—	2,231	—	303,230	1.15	—	—	—	—	—	—
After 1 to 5 years	253,014	—	—	701	252,313	1.02	604,630	—	2,714	3,991	603,353	1.17

Puerto Rico Government obligations:
Due within one year	721	—	11	—	732	6.68	—	—	—	—	—	—
After 1 to 5 years	38,875	—	1,456	87	40,244	5.08	26,768	—	522	—	27,290	4.70
After 5 to 10 years	111,397	—	284	232	111,449	5.21	104,352	—	432	—	104,784	5.18
After 10 years	9,395	—	495	—	9,890	5.88	4,746	—	21	—	4,767	6.22

United States and Puerto Rico Government obligations	1,847,075	—	13,478	1,020	1,859,533	1.24	1,340,483	—	12,416	3,991	1,348,908	1.65

Mortgage-backed securities:
FHLMC certificates:
After 1 to 5 years	1,606	—	21	—	1,627	3.70	—	—	—	—	—	—
After 10 years	1,447	—	110	—	1,557	5.00	1,716	—	101	—	1,817	5.00

	3,053	—	131	—	3,184	4.32	1,716	—	101	—	1,817	5.00

GNMA certificates:
Due within one year	10	—	—	—	10	6.05	30	—	—	—	30	6.49
After 1 to 5 years	269	—	12	—	281	3.89	—	—	—	—	—	—
After 5 to 10 years	636	—	46	—	682	4.30	1,319	—	74	—	1,393	4.80
After 10 years	766,183	—	26,048	225	792,006	3.97	962,246	—	31,105	3,396	989,955	4.25

	767,098	—	26,106	225	792,979	3.97	963,595	—	31,179	3,396	991,378	4.25

FNMA certificates:
After 1 to 5 years	1,671	—	80	—	1,751	3.85	—	—	—	—	—	—
After 5 to 10 years	49,030	—	2,215	—	51,245	3.79	75,547	—	3,987	—	79,534	4.50
After 10 years	54,245	—	2,865	—	57,110	5.62	126,847	—	8,678	—	135,525	5.51

	104,946	—	5,160	—	110,106	4.74	202,394	—	12,665	—	215,059	5.13

Collateralized Mortgage Obligations issued or guaranteed by FHLMC, FNMA and GNMA:
After 10 years	—	—	—	—	—	—	112,989	—	1,926	—	114,915	0.99

Other mortgage pass-through trust certificates:
After 10 years	92,584	25,763	1	—	66,822	2.28	100,130	27,814	1	—	72,317	2.31

Total mortgage-backed securities	967,681	25,763	31,398	225	973,091	3.89	1,380,824	27,814	45,872	3,396	1,395,486	3.97

Corporate bonds:
After 10 years	2,000	—	—	621	1,379	5.80	—	—	—	—	—	—

Equity securities (without contractual maturity) (1)	77	—	6	—	83	—	77	—	—	18	59	—

Total investment securities available for sale	$2,816,833	$25,763	$44,882	$1,866	$2,834,086	2.15	$2,721,384	$27,814	$58,288	$7,405	$2,744,453	2.83

(1)	Represents common shares of other financial institutions in Puerto Rico.
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

     The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2011 and December 31, 2010. It also includes debt securities for which an OTTI was recognized and only the amount related to a credit loss was recognized in earnings:

	As of June 30, 2011
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(In thousands)
Debt securities:
U.S. Government agencies obligations	$259,799	$701	$—	$—	$259,799	$701
Puerto Rico Government obligations	109,681	319	—	—	109,681	319
Mortgage-backed securities:
GNMA	14,311	225	—	—	14,311	225
Other mortgage pass-through trust certificates	—	—	66,621	25,763	66,621	25,763
Corporate bonds	—	—	1,379	621	1,379	621

	$383,791	$1,245	$68,000	$26,384	$451,791	$27,629

	As of December 31, 2010
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(In thousands)
Debt securities:
U.S. Government agencies obligations	$249,026	$3,991	$—	$—	$249,026	$3,991
Mortgage-backed securities:
GNMA	192,799	3,396	—	—	192,799	3,396
Other mortgage pass-through trust certificates	—	—	72,101	27,814	72,101	27,814
Equity securities	59	18	—	—	59	18

	$441,884	$7,405	$72,101	$27,814	$513,985	$35,219

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
     From time to time the Corporation has securities held to maturity with an original maturity of three months or less that are considered cash and cash equivalents and classified as money market investments in the Consolidated Statement of Financial Condition. As of June 30, 2011, the Corporation had $100 million in held to maturity U.S. Treasury bills with an original maturity of 3 months and a yield of 0.05% that were classified as cash and cash equivalents.
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
     Debt securities issued by U.S. government agencies, government-sponsored entities and the U.S. Treasury accounted for more than 92% of the total available-for-sale portfolio as of June 30, 2011 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government. The Corporation’s assessment was concentrated mainly on private label mortgage-backed securities (“MBS”) of approximately $93 million for which the Corporation evaluates credit losses on a quarterly basis. The Corporation considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:
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
     For the quarter and six-month period ended June 30, 2011, the Corporation recorded OTTI losses on available-for-sale debt securities as follows:

Private label MBS
June 30, 2011
(In thousands)
Total other-than-temporary impairment losses	$—
Unrealized other-than-temporary impairment losses recognized in OCI (1)	(607)

Net impairment losses recognized in earnings (2)	$(607)

(1)	Represents the noncredit component impact of the OTTI on available-for-sale debt securities

(2)	Represents the credit component of the OTTI on available-for-sale debt securities
     No OTTI losses on available for sale debt securities were recorded for the first half of 2010.
     The following table summarizes the roll-forward of credit losses on debt securities held by the Corporation for which a portion of an OTTI is recognized in OCI:

June 30, 2011
(In thousands)
Credit losses at the beginning of the period	$1,852
Additions:
Credit losses related to debt securities for which an OTTI was not previously recognized	—
Credit losses related to debt securities for which an OTTI was previously recognized	607

Ending balance of credit losses on debt securities held for which a portion of an OTTI was recognized in OCI	$2,459

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

     Based on the expected cash flows derived from the model, and since the Corporation does not have the intention to sell the securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs, only the credit loss component was reflected in earnings. Significant assumptions in the valuation of the private label MBS as of June 30, 2011 and December 31, 2010 were as follow:

	June 30, 2011		December 31, 2010
	Weighted		Weighted
	Average	Range	Average	Range
Discount rate	14.5%	14.5%	14.5%	14.5%
Prepayment rate	25%	18.45% - 32.04%	24%	18.2% - 43.73%
Projected Cumulative Loss Rate	6%	1.52% - 11.37%	6%	1.49% - 16.25%
     For the six-month period ended on June 30, 2010, the Corporation recorded OTTI of approximately $0.4 million on certain equity securities held in its available-for-sale investment portfolio related to financial institutions in Puerto Rico, no OTTI losses on equity securities were recognized for the first half of 2011. Management concluded that the declines in value of the securities were other-than-temporary; as such, the cost basis of these securities was written down to the market value as of the date of the analysis and is reflected in earnings as a realized loss.
     Total proceeds from the sale of securities available for sale during the first half of 2011 amounted to approximately $487.1 million (2010 —$733.9 million excluding $296.5 million of unsettled securities sold).
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
     As of June 30, 2011 and December 31, 2010, the Corporation had investments in FHLB stock with a book value of $41.0 million and $54.6 million, respectively. The net realizable value is a reasonable proxy for the fair value of these instruments. Dividend income from FHLB stock for the second quarter and six-month period ended June 30, 2011 amounted to $0.5 million and $1.2 million, respectively, compared to $0.6 million and $1.4 million, respectively, for the same periods in 2010.
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
     The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities as of June 30, 2011 and December 31, 2010 was $1.3 million. An impairment charge of $0.25 million was recorded in the first quarter of 2010 related to an investment in a failed financial institution in the United States. During the first quarter of 2010, the Corporation recognized a $10.7 million gain on the sale of VISA Class C shares. The Corporation no longer holds any VISA shares.

6 — LOAN PORTFOLIO
The following is a detail of the loan portfolio held for investment:

	June 30,	December 31,
	2011	2010
	(In thousands)
Residential mortgage loans, mainly secured by first mortgages	$2,880,989	$3,417,417

Commercial loans:
Construction loans	515,934	700,579
Commercial mortgage loans	1,590,633	1,670,161
Commercial and Industrial loans(1)	3,883,645	3,861,545
Loans to local financial institutions collateralized by real estate mortgages	282,003	290,219

Commercial loans	6,272,215	6,522,504

Finance leases	263,223	282,904

Consumer loans	1,349,098	1,432,611

Loans receivable	10,765,525	11,655,436
Allowance for loan and lease losses	(540,878)	(553,025)

Loans receivable, net	$10,224,647	$11,102,411

1	-	As of June 30, 2011, includes $1.7 billion of commercial loans that are secured by real estate but are not dependent upon the real estate for repayment.
     Loans held for investment on which accrual of interest income had been discontinued as of June 30, 2011 and December 31, 2010 were as follows:

	June 30,	December 31,
(Dollars in thousands)	2011	2010
Non-performing loans:
Residential mortgage	$380,165	$392,134
Commercial mortgage	196,037	217,165
Commercial and Industrial	309,888	317,243
Construction	280,286	263,056
Consumer:
Auto loans	19,884	25,350
Finance leases	3,208	3,935
Other consumer loans	18,973	20,106

Total non-performing loans held for investment (1)	$1,208,441	$1,238,989

1	-	As of June 30, 2011 and December 31, 2010, excludes $5.1 million and $159.3 million, respectively, in non-performing loans held for sale.

     The Corporation’s aging of the loans held for investment portfolio as of June 30, 2011 and December 31, 2010, follows:

		30-89 days	90 days or more	Total	90 days and
As of June 30, 2011	Current	Past Due	Past Due (1)	Portfolio	still accruing
			(in thousands)
Residential Mortgage:
FHA/VA and other government guaranteed loans (2)	$152,149	$14,934	$82,898	$249,981	$82,898
Other residential mortage loans	2,144,643	94,145	392,220	2,631,008	12,055
Commercial:
Commercial & Industrial Loans	3,742,437	73,477	349,734	4,165,648	39,846
Commercial Mortgage Loans	1,341,080	47,101	202,452	1,590,633	6,415
Construction Loans	208,159	11,784	295,991	515,934	15,705
Consumer:
Auto	848,961	91,530	19,884	960,375	—
Finance Leases	242,695	17,320	3,208	263,223	—
Other Consumer Loans	353,906	15,844	18,973	388,723	—

Total Loans Receivable	$9,034,030	$366,135	$1,365,360	$10,765,525	$156,919

(1)	Includes non-performing loans and accruing loans which are contractually delinquent 90 days or more (i.e. FHA/VA and other guaranteed loans).

(2)	As of June 30, 2011, includes $53.3 million of defaulted loans collateralizing Ginnie Mae (“GNMA”) securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

		30-89 days	90 days or more	Total	90 days and
As of December 31, 2010	Current	Past Due	Past Due (1)	Portfolio	still accruing
			(in thousands)
Residential Mortgage:
FHA/VA and other government guaranteed loans (2)	$136,412	$14,780	$81,330	$232,522	$81,330
Other residential mortage loans	2,654,430	116,438	414,027	3,184,895	21,893
Commercial:
Commercial & Industrial Loans	3,701,788	98,790	351,186	4,151,764	33,943
Commercial Mortgage Loans	1,412,943	40,053	217,165	1,670,161	—
Construction Loans	418,339	12,236	270,004	700,579	6,948
Consumer:
Auto	888,720	94,906	25,350	1,008,976	—
Finance Leases	258,990	19,979	3,935	282,904	—
Other Consumer Loans	379,566	23,963	20,106	423,635	—

Total Loans Receivable	$9,851,188	$421,145	$1,383,103	$11,655,436	$144,114

(1)	Includes non-performing loans and accruing loans which are contractually delinquent 90 days or more (i.e. FHA/VA and other guaranteed loans).

(2)	As of December 31, 2010, includes $54.2 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.
     The Corporation’s primary lending area is Puerto Rico. The Corporation’s Puerto Rico banking subsidiary, FirstBank, also lends in the U.S. and British Virgin Islands markets and in the United States (principally in the state of Florida). Of the total gross loans held for investment portfolio of $10.8 billion as of June 30, 2011, approximately 84% have credit risk concentration in Puerto Rico, 8% in the United States and 8% in the Virgin Islands.
     The largest loan to one borrower as of June 30, 2011 in the amount of $282.0 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual real-estate loans, mostly 1-4 family residential mortgage loans.
     As of June 30, 2011, the Corporation had $216.4 million outstanding of credit facilities granted to the Puerto Rico Government and/or its political subdivisions, down from $325.1 million as of December 31, 2010, and $113.2 million granted to the Virgin Islands government, up from $84.3 million as of December 31, 2010. A substantial portion of these credit facilities are obligations that have a specific source of income or revenues identified for their repayment, such as property taxes collected by the central Government and/or municipalities. Another portion of these obligations consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power and water utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities in Puerto Rico for which the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment.

7 — ALLOWANCE FOR LOAN AND LEASE LOSSES
The changes in the allowance for loan and lease losses were as follows:

(Dollars in thousands)	Residential	Commercial	Commercial &	Construction	Consumer
Quarter ended June 30, 2011	Mortgage Loans	Mortgage Loans	Industrial Loans	Loans	Loans	Total
Allowance for loan and lease losses:
Beginning balance	$63,496	$87,873	$177,839	$157,197	$75,290	$561,695
Charge-offs	(9,091)	(3,160)	(11,811)	(47,310)	(12,113)	(83,485)
Recoveries	154	10	1,048	103	2,169	3,484
Provision	12,845	6,062	21,486	21,354	(2,563)	59,184

Ending balance	$67,404	$90,785	$188,562	$131,344	$62,783	$540,878

Ending balance: specific reserve for impaired loans	$52,073	$30,402	$92,162	$71,149	$678	$246,464

Ending balance: general allowance	$15,331	$60,383	$96,400	$60,195	$62,105	$294,414

Loans receivables:
Ending balance	$2,880,989	$1,590,633	$4,165,648	$515,934	$1,612,321	$10,765,525

Ending balance: impaired loans	$567,926	$242,294	$370,544	$290,859	$11,607	$1,483,230

Ending balance: loans with general allowance	$2,313,063	$1,348,339	$3,795,104	$225,075	$1,600,714	$9,282,295

	Residential	Commercial	Commercial &	Construction	Consumer
(Dollars in thousands)	Mortgage Loans	Mortgage Loans	Industrial Loans	Loans	Loans	Total
Six-month period ended June 30, 2011
Allowance for loan and lease losses:
Beginning balance	$62,330	$105,596	$152,641	$151,972	$80,486	$553,025
Charge-offs	(14,495)	(34,331)	(28,155)	(66,475)	(24,082)	(167,538)
Recoveries	397	77	1,104	2,030	3,867	7,475
Provision	19,172	19,443	62,972	43,817	2,512	147,916

Ending balance	$67,404	$90,785	$188,562	$131,344	$62,783	$540,878

Ending balance: specific reserve for impaired loans	$52,073	$30,402	$92,162	$71,149	$678	$246,464

Ending balance: general allowance	$15,331	$60,383	$96,400	$60,195	$62,105	$294,414

Loans receivables:
Ending balance	$2,880,989	$1,590,633	$4,165,648	$515,934	$1,612,321	$10,765,525

Ending balance: impaired loans	$567,926	$242,294	$370,544	$290,859	$11,607	$1,483,230

Ending balance: loans with general allowance	$2,313,063	$1,348,339	$3,795,104	$225,075	$1,600,714	$9,282,295

     There were no significant purchases of loans during 2011. The Corporation did sell approximately $518 million of performing residential mortgage loans to another financial institution and $55.7 million of performing residential mortgage loans in the secondary market to FNMA and FHLMC during the first half of 2011. Also, the Corporation securitized approximately $90.3 million of FHA/VA mortgage loans to GNMA mortgage-backed securities during 2011. Refer to Note 8 — Loans held for sale for additional information about loans sold during 2011.
Changes in the allowance for the quarter and six-month period ended June 30, 2010 were as follows:

		Six-month
	Quarter ended	period ended
	June 30,	June 30,
	2010	2010
	(In thousands)
Balance at beginning of the period	$575,303	$528,120
Provision for loan and lease losses	146,793	317,758
Losses charged against the allowance	(120,516)	(246,822)
Recoveries credited to the allowance	2,724	5,248

Balance at end of period	$604,304	$604,304

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

Information regarding impaired loans for the quarter and six-month period ended June 30, 2011 and for the year ended December 31, 2010 was as follows:

Impaired Loans					Interest	Interest
(Dollars in thousands)		Unpaid		Average	Income	Income
	Recorded	Principal	Related	Recorded	Recognized	Recognized
As of June 30, 2011	Investment	Balance	Allowance	Investment	Quarter to date	Year to date
With no related allowance recorded:
FHA/VA Guaranteed loans	$—	$—	$—	$—	$—	$—
Other residential mortage loans	170,109	189,377	—	164,348	2,081	3,297
Commercial:
Commercial mortgage loans	23,357	25,033	—	24,771	488	697
Commercial & Industrial Loans	59,138	68,940	—	59,033	223	633
Construction Loans	22,533	34,090	—	28,506	45	77
Consumer:
Auto loans	—	—	—	—	—	—
Finance leases	—	—	—	—	—	—
Other consumer loans	1,545	2,215	—	1,115	12	21

	$276,682	$319,655	$—	$277,773	$2,849	$4,725

With an allowance recorded:
FHA/VA Guaranteed loans	$—	$—	$—	$—	$—	$—
Other residential mortage loans	397,817	432,995	52,073	398,995	2,753	4,985
Commercial:
Commercial mortgage loans	218,937	270,901	30,402	194,269	1,957	4,308
Commercial & Industrial Loans	311,406	415,101	92,162	323,088	1,858	4,116
Construction Loans	268,326	368,129	71,149	277,933	218	1,754
Consumer:
Auto loans	2,754	2,754	42	918	69	98
Finance leases	1,385	1,385	32	462	33	42
Other consumer loans	5,923	6,151	604	2,895	125	145

	$1,206,548	$1,497,416	$246,464	$1,198,560	$7,013	$15,448

Total:
FHA/VA Guaranteed loans	$—	$—	$—	$—	$—	$—
Other residential mortage loans	567,926	622,372	52,073	563,343	4,834	8,282
Commercial:
Commercial mortgage loans	242,294	295,934	30,402	219,040	2,445	5,005
Commercial & Industrial Loans	370,544	484,041	92,162	382,121	2,081	4,749
Construction Loans	290,859	402,219	71,149	306,439	263	1,831
Consumer:
Auto loans	2,754	2,754	42	918	69	98
Finance leases	1,385	1,385	32	462	33	42
Other consumer loans	7,468	8,366	604	4,010	137	166

	$1,483,230	$1,817,071	$246,464	$1,476,333	$9,862	$20,173

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
As of December 31, 2010
With no related allowance recorded:
FHA/VA Guaranteed loans	$—	$—	$—
Other residential mortage loans	244,648	253,636	—
Commercial:
Commercial mortgage loans	32,328	32,868	—
Commercial & Industrial Loans	54,631	58,927	—
Construction Loans	25,074	26,557	—
Consumer:
Auto loans	—	—	—
Finance leases	—	—	—
Other consumer loans	659	1,015	—

	$357,340	$373,003	$—

With an allowance recorded:
FHA/VA Guaranteed loans	$—	$—	$—
Other residential mortage loans	311,187	350,576	42,666
Commercial:
Commercial mortgage loans	150,442	186,404	26,869
Commercial & Industrial Loans	325,206	416,919	65,030
Construction Loans	237,970	323,127	57,833
Consumer:
Auto loans	—	—	—
Finance leases	—	—	—
Other consumer loans	1,496	1,496	264

	$1,026,301	$1,278,522	$192,662

Total:
FHA/VA Guaranteed loans	$—	$—	$—
Other residential mortage loans	555,835	604,212	42,666
Commercial:
Commercial mortgage loans	182,770	219,272	26,869
Commercial & Industrial Loans	379,837	475,846	65,030
Construction Loans	263,044	349,684	57,833
Consumer:
Auto loans	—	—	—
Finance leases	—	—	—
Other consumer loans	2,155	2,511	264

	$1,383,641	$1,651,525	$192,662

     Interest income of approximately $8.2 million and $15.2 million was recognized on impaired loans for the second quarter and first half of 2010, respectively. The average recorded investment in impaired loans for the first half of 2010 was $1.8 billion.

The following tables show the activity for impaired loans and the related specific reserve for the quarter and six-month period ended June 30, 2011 and 2010:

	Quarter ended		Six-month period ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
		(In thousands)
Impaired Loans:
Balance at beginning of period	$1,562,122	$1,846,086	$1,383,641	$1,656,264
Loans determined impaired during the period	62,124	253,195	339,672	570,528
Net charge-offs	(66,271)	(98,376)	(126,891)	(199,635)
Loans sold, net of charge-offs	—	(52,000)	(850)	(70,749)
Loans foreclosed, paid in full and partial payments or no longer considered impaired, net	(74,745)	(78,073)	(112,342)	(85,576)

Balance at end of period	$1,483,230	$1,870,832	$1,483,230	$1,870,832

	Quarter ended		Six-month period ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
		(In thousands)
Specific Reserve:
Balance at beginning of period	$253,476	$245,300	$192,662	$182,145
Provision for loan losses	59,259	130,718	180,693	295,132
Net charge-offs	(66,271)	(98,376)	(126,891)	(199,635)

Balance at end of period	$246,464	$277,642	$246,464	$277,642

     The Corporation’s credit quality indicators by loan type as of June 30, 2011 and December 31, 2010 are summarized below:

	Commercial Credit Exposure-Credit risk Profile based on
	Creditworthiness category:
June 30, 2011	Adversely Classified (1)	Total Portfolio
	(In thousands)
Commercial Mortgage	$305,405	$1,590,633
Construction	333,968	515,934
Commercial and Industrial	581,068	4,165,648

	Commercial Credit Exposure-Credit risk Profile based on
	Creditworthiness category:
December 31, 2010	Adversely Classified (1)	Total Portfolio
	(In thousands)
Commercial Mortgage	$353,860	$1,670,161
Construction	323,880	700,579
Commercial and Industrial	558,937	4,151,764

(1)	Excludes $5.1 million (construction) as of June 30, 2011 and $261.8 million as of December 31, 2010 ($205.7 million construction; $35.4 million commercial mortgage; $20.7 million commercial and industrial) of adversely classified loans held for sale.
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

June 30, 2011	Consumer Credit Exposure-Credit risk Profile based on payment activity
	Residential Real-Estate		Consumer
	FHA/VA/Guaranteed	Other residential loans	Auto	Finance Leases	Other Consumer
		(In thousands)
Performing	$249,981	$2,250,843	$940,491	$260,015	$369,750
Non-performing	—	380,165	19,884	3,208	18,973

Total	$249,981	$2,631,008	$960,375	$263,223	$388,723

December 31, 2010	Consumer Credit Exposure-Credit risk Profile based on payment activity
	Residential Real-Estate		Consumer
	FHA/VA/Guaranteed	Other residential loans	Auto	Finance Leases	Other Consumer
		(In thousands)
Performing	$232,522	$2,792,761	$983,626	$278,969	$403,529
Non-performing	—	392,134	25,350	3,935	20,106

Total	$232,522	$3,184,895	$1,008,976	$282,904	$423,635

     The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico and through programs sponsored by the Federal Government. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction and residential mortgage loans in the U.S. mainland fit the definition of TDR. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of June 30, 2011, the Corporation’s TDR loans consisted of $303.0 million of residential mortgage loans, $49.4 million commercial and industrial loans, $151.3 million commercial mortgage loans, $14.1 million of construction loans and $9.2 million of consumer loans. Outstanding unfunded loan commitments on TDR loans amounted to $1.1 million as of June 30, 2011.
     Included in the $151.3 million of commercial mortgage TDR loans are certain loan relationships restructured through loan splitting, two in the second quarter of 2011, one in the first quarter of 2011 and one in the fourth quarter of 2010. Each of these loan relationships were restructured into two notes; one that represents the portion of the loan that is expected to be fully collected along with contractual interest and the second note that represents the portion of the original loan that was charged-off. The renegotiations of these loans have been made after analyzing the borrowers’ and guarantors capacity to repay the debt and ability to perform under the modified terms. For the first relationship restructured in the second quarter, the first note amounting to $2.1 million was placed on a monthly amortization schedule that amortizes the debt over 30 years and the second note for $3.6 million represents mainly previously taken charge-offs on this loan. For the second relationship restructured in the second quarter, the first note of $3.9 million was placed on a 30 year amortization schedule at a market rate of interest, while the second note of $1.3 million, was charged-off. For the relationship restructured in the first quarter of 2011, the first note of $57.5 million was placed on a monthly payment that amortize the debt over 30 years at a market rate of interest. The second note, amounting to $28.3 million was fully charged-off. For the relationship restructured in the fourth quarter of 2010, as part of the renegotiation of the loans, the first note of $17 million was placed on a monthly payment schedule that amortizes the debt over 30 years at a market rate of interest. The second note for $2.7 million was fully charged-off. The following tables provide additional information about the volume of this type of loan restructurings and the effect on the allowance for loan and lease losses in 2011.

Principal balance deemed collectible at end of period	$80,189

Amount charged-off during the first half of 2011	$29,576

Charges to the provision for loan losses	$5,989

Allowance for loan losses as of June 30, 2011	$1,034

     The loans comprising the $80.2 million that have been deemed collectible were placed in accruing status as the borrowers have exhibited a period of sustained performance but continue to be individually evaluated for impairment purposes. These loans contributed to a $110.0 million decrease in non-performing loans over the last three quarters.
     As of June 30, 2011, the Corporation maintains a $5.3 million reserve for unfunded loan commitments mainly related to outstanding construction loans commitments. The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments at the balance sheet date. It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statement of financial condition.
8 — LOANS HELD FOR SALE
     As of June 30, 2011 and December 31, 2010, the Corporation’s loans held for sale portfolio was composed of:

	June 30,	December 31,
	2011	2010
	(In thousands)
Residential mortgage loans	$15,694	$19,148
Construction loans	5,087	207,270
Commercial and Industrial loans	—	20,643
Commercial mortgage loans	—	53,705

Total	$20,781	$300,766

     Non-performing loans held for sale totaled $5.1 million (construction) and $159.3 million ($140.1 million construction loans and $19.2 million commercial mortgage loans) as of June 30, 2011 and December 31, 2010, respectively.
     At the end of the fourth quarter of 2010, the Corporation transferred $447 million of loans to held for sale at a value of $281.6 million. This resulted in charge-offs at the time of transfer of $165.1 million. During the first quarter of 2011, these loans with a book value of $269.3 million were sold to CPG/GS in exchange for $88.5 million of cash, an acquisition loan of $136.1 million and a 35%, equity interest in CPG/GS. The Bank’s 35% interest in CPG/GS is subordinated to the interest of the majority investor in CPG/GS, which is entitled to recover its investment and receive a priority 12% return on its invested capital. The Corporation’s equity interest of $46.1 million is subordinated to the aggregate amount of its loans to CPG/GS in the amount of $216.1 million as of June 30, 2011 and to the interest and priority return of CPG/GS majority investor. Further details of this transaction are discussed in Note 11. At June 30, 2011, the only related balance remaining from loans transferred in the fourth quarter of 2010 amounted to $5.1 million.
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
     The Corporation designates a derivative as a fair value hedge, cash flow hedge or as an economic undesignated hedge when it enters into the derivative contract. As of June 30, 2011 and December 31, 2010, all derivatives held by the Corporation were considered economic undesignated hedges. These undesignated hedges are recorded at fair value with the resulting gain or loss recognized in current earnings.
     The following summarizes the principal derivative activities used by the Corporation in managing interest rate risk:
Interest rate cap agreements — Interest rate cap agreements provide the right to receive cash if a reference interest rate rises above a contractual rate. The value increases as the reference interest rate rises. The Corporation enters into interest rate cap agreements for protection from rising interest rates. Specifically, the interest rate on certain of the Corporation’s commercial loans to other financial institutions is generally a variable rate limited to the weighted-average coupon of the referenced residential mortgage collateral, less a contractual servicing fee. During the second quarter of 2010, the counterparty for interest rate caps for certain private label MBS was taken over by the FDIC, which resulted in the immediate cancelation of all outstanding commitments, and as a result, interest rate caps with a notional amount of $100 million are no longer considered to be derivative financial instruments. The total exposure to fair value of $3.0 million related to such contracts was reclassified to an account receivable.

Interest rate swaps — Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of June 30, 2011, most of the interest rate swaps outstanding are used for protection against rising interest rates. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.

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

Forward Contracts — Forward contracts are sales of to-be-announced (“TBA”) mortgage-backed securities that will settle over the standard delivery date and do not qualify as “regular way” security trades. Regular-way security trades are contracts with no net settlement provision and no market mechanism to facilitate net settlement and they provide for delivery of a security within the time generally established by regulations or conventions in the market-place or exchange in which the transaction is being executed. The forward sales are considered derivative instruments that need to be marked-to-market. These securities are used to hedge the FHA/VA residential mortgage loans securitizations of the mortgage-banking operations. Unrealized gains (losses) are recognized as part of mortgage banking activities in the Consolidated Statement of (Loss) Income.
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

The following table summarizes the notional amounts of all derivative instruments as of June 30, 2011 and December 31, 2010:

	Notional Amounts
	As of	As of
	June 30,	December 31,
	2011	2010
	(In thousands)
Economic undesignated hedges:
Interest rate contracts:
Interest rate swap agreements used to hedge loans	$40,470	$41,248
Written interest rate cap agreements	71,125	71,602
Purchased interest rate cap agreements	71,125	71,602

Equity contracts:
Embedded written options on stock index deposits and notes payable	46,515	53,515
Purchased options used to manage exposure to the stock market on embedded stock index options	46,515	53,515
Forward contracts:
Sales of TBA GNMA MBS pools	17,600	—

	$293,350	$291,482

     The following table summarizes the fair value of derivative instruments and the location in the Statement of Financial Condition as of June 30, 2011 and December 31, 2010:

	Asset Derivatives			Liability Derivatives
		June 30,	December 31,		June 30,	December 31,
	Statement of	2011	2010	Statement of	2011	2010
	Financial Condition	Fair	Fair	Financial Condition	Fair	Fair
	Location	Value	Value	Location	Value	Value
	(In thousands)
Economic undesignated hedges:

Interest rate contracts:
Interest rate swap agreements used to hedge loans	Other assets	$368	$351	Accounts payable and other liabilities	$6,051	$5,192
Written interest rate cap agreements	Other assets	—	—	Accounts payable and other liabilities	—	1
Purchased interest rate cap agreements	Other assets	—	1	Accounts payable and other liabilities	—	—
Equity contracts:
Embedded written options on stock index deposits	Other assets	—	—	Interest-bearing deposits	—	—
Embedded written options on stock index notes payable	Other assets	—	—	Notes payable	988	1,508
Purchased options used to manage exposure to the stock market on embedded stock index options	Other assets	988	1,553	Accounts payable and other liabilities	—	—
Forward Contracts:
Sales of TBA GNMA MBS pools	Other assets	53	—	Accounts payable and other liabilities	86	—

		$1,409	$1,905		$7,125	$6,701

     The following table summarizes the effect of derivative instruments on the Statement of Loss for the quarter and six-month period ended June 30, 2011 and 2010:

		Unrealized Gain or (Loss)		Unrealized Gain or (Loss)
	Location of Gain or (loss)	Quarter Ended		Six-Month Period Ended
	Recognized in Income on	June 30,		June 30,
	Derivatives	2011	2010	2011	2010
		(In thousands)
ECONOMIC UNDESIGNATED HEDGES:
Interest rate contracts:
Interest rate swap agreements used to hedge fixed-rate:
Loans	Interest income - Loans	$(1,185)	$(47)	$(840)	$(60)
Written and purchased interest rate cap agreements - mortgage-backed securities	Interest income - Investment securities	—	(440)	—	(1,137)
Written and purchased interest rate cap agreements - loans	Interest income - loans	—	—	—	(34)
Equity contracts:
Embedded written and purchased options on stock index deposits	Interest expense - Deposits	—	—	—	(1)
Embedded written and purchased options on stock index notes payable	Interest expense - Notes payable and other borrowings	(42)	81	(47)	51
Forward contracts:
Sales of TBA GNMA MBS pools	Mortgage Banking Activities	231	—	(33)	—

Total gain (loss) on derivatives		$(996)	$(406)	$(920)	$(1,181)

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

     A summary of interest rate swaps as of June 30, 2011 and December 31, 2010 follows:

	As of	As of
	June 30,	December 31,
	2011	2010
	(Dollars in thousands)
Pay fixed/receive floating :
Notional amount	$40,470	$41,248
Weighted-average receive rate at period end	2.06%	2.14%
Weighted-average pay rate at period end	6.83%	6.83%
Floating rates range from 167 to 252 basis points over 3-month LIBOR
     As of June 30, 2011, the Corporation has not entered into any derivative instrument containing credit-risk-related contingent features.
10 — GOODWILL AND OTHER INTANGIBLES
     Goodwill as of June 30, 2011 and December 31, 2010 amounted to $28.1 million, recognized as part of “Other Assets”. The Corporation conducted its annual evaluation of goodwill and intangibles during the fourth quarter of 2010. The evaluation was a two step process. The Step 1 evaluation of goodwill allocated to the Florida reporting unit indicated potential impairment of goodwill. The Step 1 fair value for the unit was below the carrying amount of its equity book value as of the October 1, 2010 valuation date, requiring the completion of Step 2. The Step 2 required a valuation of all assets and liabilities of the Florida unit, including any recognized and unrecognized intangible assets, to determine the fair value of net assets. To complete Step 2, the Corporation subtracted from the unit’s Step 1 fair value the determined fair value of the net assets to arrive at the implied fair value of goodwill. The results of the Step 2 analysis indicated that the implied fair value of goodwill exceeded the goodwill carrying value by $12.3 million, resulting in no goodwill impairment. Goodwill was not impaired as of December 31, 2010, nor was any goodwill written-off due to impairment during 2010. There have been no events related to the Florida reporting unit that could indicate potential goodwill impairment since the date of the last evaluation; therefore, no goodwill impairment evaluation was performed during the first half of 2011. Goodwill and other indefinite life intangibles are reviewed at least annually for impairment.
     As of June 30, 2011, the gross carrying amount and accumulated amortization of core deposit intangibles was $41.8 million and $29.0 million, respectively, recognized as part of “Other Assets” in the consolidated statements of financial condition (December 31, 2010 — $41.8 million and $27.8 million, respectively). During the quarter and six-month period ended June 30, 2011, the amortization expense of core deposit intangibles amounted to $0.6 million and $1.2 million, respectively, compared to $0.6 million and $1.3 million, respectively, for the comparable periods in 2010.
11 — NON-CONSOLIDATED VARIABLE INTEREST ENTITIES AND SERVICING ASSETS
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
     Below is a summary of transfers of financial assets to VIEs for which the Corporation has retained some level of continuing involvement:
Ginnie Mae
     The Corporation typically transfers first lien residential mortgage loans in conjunction with Ginnie Mae securitization transactions whereby the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by the issuer and, as such, under seller/servicer agreements the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of June 30, 2011, the Corporation serviced loans securitized through GNMA with principal balance of $541.9 million.

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
Grantor Trusts
     During 2004 and 2005, a third party to the Corporation, from now on identified as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates. The seller initially provided the servicing for a fee, which is senior to the obligations to pay trust certificate holders. The seller then entered into a sales agreement through which it sold and issued the trust certificates in favor of the Corporation’s banking subsidiary. Currently, the Bank is the sole owner of the trust certificates; the servicing of the underlying residential mortgages that generate the principal and interest cash flows, is performed by another third party, which receives a fee compensation for services provided, the servicing fee. The securities are variable rate securities indexed to 90 day LIBOR plus a spread. The principal payments from the underlying loans are remitted to a paying agent (servicer) who then remits interest to the Bank; interest income is shared to a certain extent with the FDIC, that has an interest only strip (“IO”) tied to the cash flows of the underlying loans, whereas it is entitled to received the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to the weighted average coupon of the securities. The FDIC became the owner of the IO upon the intervention of the seller, a failed financial institution. No recourse agreement exists and the risk from losses on non accruing loans and repossessed collateral are absorbed by the Bank as the sole holder of the certificates. As of June 30, 2011, the outstanding balance of Grantor Trusts amounted to approximately $92 million with a weighted average yield of 2.28%.
Investment in unconsolidated entities
     On February 16, 2011, FirstBank sold an asset portfolio consisting of performing and non-performing construction, commercial mortgage and C&I loans with an aggregate book value of $269.3 million to CPG/GS PR NPL, LLC (“CPG/GS” or the “Joint Venture”) organized under the Laws of the Commonwealth of Puerto Rico and majority owned by PRLP Ventures LLC (“PRLP”), a company created by Goldman, Sachs & Co. and Caribbean Property Group. In connection with the sale, the Corporation received $88.5 million in cash and a 35% interest in the CPG/GS, and made a loan in the amount of $136.1 million representing seller financing provided by FirstBank. The loan has a 7-year maturity and bears variable interest at 30-day LIBOR plus 300 basis points and is secured by a pledge of all of the acquiring entity’s assets as well as the PRLP’s 65% ownership interest in CPG/GS. As of June 30, 2011, the carrying amount of the loan is $136.1 million and is included in the Corporation’s C&I loan receivable portfolio; the carrying value of FirstBank’s equity interest in CPG/GS is $46.1 million as of June 30, 2011, accounted under the equity method and included as part of Investment in unconsolidated entities in the Consolidated Statements of Financial Condition. When applying the equity method, the Bank follows the Hypothetical Liquidation Book Value method (“HLBV”) to determine its share in CPG/GS earnings or losses. Under HLBV, the Bank determines its share in CPG/GS earnings or losses by determining the difference between its “claim on CPG/GS’s book value” at the end of the period as compared to the beginning of the period. This claim is calculated as the amount the Bank would receive if CPG/GS were to liquidate all of its assets at recorded amounts determined in accordance with GAAP and distribute the resulting cash to the investors, PRLP and FirstBank, according to their respective priorities as provided in the contractual agreement. CPG/GS will be accounting for its loans receivable under the fair value option.
     FirstBank also provided an $80 million advance facility to CPG/GS to fund unfunded commitments and costs to complete projects under construction, which was fully disbursed in the first half of 2011, and a $20 million working capital line of credit to fund certain expenses of CPG/GS. These loans bear variable interest at 30-day LIBOR plus 300 basis points. As of June 30, 2011, the carrying value of the advance facility and working capital line were $80.0 million and $0, respectively, and are included in the Corporation’s C&I loan receivable portfolio.

     Cash proceeds received by CPG/GS are first used to cover operating expenses and debt service payments, including the note receivable, the advanced facility and the working capital line, described above, which must be fully repaid before proceeds can be used for other purposes, including the return of capital to both PRLP and FirstBank. FirstBank will not receive any return on its equity interest until PRLP receives an aggregate amount equivalent to its initial investment and a priority return of at least 12%, resulting in FirstBank’s interest in CPG/GS being subordinate to PRLP’s interest. CPG/GS will then begin to make payments pro rata to PRLP and FirstBank, 35% and 65%, respectively, until FirstBank has achieved a 12% return on its invested capital and the aggregate amount of distributions is equal to FirstBank’s capital contributions to CPG/GS. FirstBank may experience further losses associated with this transaction due to this subordination in an amount equal to up to the value of its interest in CPG/GS. Factors that could impact FirstBank’s recoverability of its equity interest include lower than expected sale prices of units underlying CPG/GS assets and/or lower than projected liquidation value of the underlying collateral and changes in the expected timing of cash flows, among others.
     The Bank has determined that CPG/GS is a VIE in which the Bank is not the primary beneficiary. In determining the primary beneficiary of CPG/GS, the Bank considered applicable guidance that requires the Bank to qualitatively assess the determination of the primary beneficiary (or consolidator) of CPG/GS based on whether it has both the power to direct the activities of CPG/GS that most significantly impact the entity’s economic performance and the obligation to absorb losses of CPG/GS that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The Bank determined that it does not have the power to direct the activities that most significantly impact the economic performance of CPG/GS as it does not have the right to manage the loan portfolio, impact foreclosure proceedings, or manage the construction and sale of the property; therefore, the Bank concluded that it is not the primary beneficiary of CPG/GS. As a creditor to CPG/GS, the Bank has certain rights related to CPG/GS, however, these are intended to be protective in nature and do not provide the Bank with the ability to manage the operations of CPG/GS. Because CPG/GS is not a consolidated subsidiary of the Bank and given that the transaction met the criteria for sale accounting under authoritative guidance, the Bank accounted for this transaction as a true sale, recognizing the cash received, the notes receivable and the interest in CPG/GS and derecognizing the loan portfolio sold.
     Equity in losses of unconsolidated entities of approximately $1.5 million presented in the Statement of Loss, relates to the Bank’s investment in CPG/GS. Approximately $1.9 million of such charges represents an out of period adjustment to correct an overstatement of the carrying value of the Bank’s investment CPG/GS recognized as of March 31, 2011. The overstatement was the result of the use of a discount factor in calculating the initial fair value of investment in unconsolidated entity of 16.24% based on the expected rate of return at the transaction date whereas, upon further consideration and additional information considered during the second quarter of 2011, the Corporation believes that a discount factor of 17.57% is more appropriate. In accordance with the Corporation’s policy, which is based on the principles of Staff Accounting Bulletin (“SAB”) 99 and SAB 108, management concluded, with the agreement of the Corporation’s Audit Committee, that the overstatement of the carrying value of the investment in CPG/GS was not individually or in the aggregate material to the first quarter or the second quarter of 2011.
     The initial fair value of the investment in CPG/GS was determined using techniques with significant unobservable (Level 3) inputs. The valuation inputs included an estimate of future cash flows, expectations about possible variations in the amount and timing of cash flows, and a discount factor based on a rate of return. The Corporation researched available market data and internal information (i.e. proposals received for the servicing of distressed assets and public disclosures and information of similar structures and/or of distressed asset sales) and determined reasonable ranges of expected returns for FirstBank’s equity interest.
      The rate of return of 17.57% was used as the discount factor used to estimate the value of the FirstBank’s equity interest and validated from a market participants perspective. A reasonable range of equity returns was assessed considering the range of company specific risk premiums. The valuation of this type of equity interest is highly subjective and somewhat dependent on non-observable market assumptions, which may result in variations from market participant to market participant.
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

     The changes in servicing assets are shown below:

	Quarter ended		Six-month period ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
		(In thousands)
Balance at beginning of period	$16,243	$12,594	$15,597	$11,902
Capitalization of servicing assets	1,291	1,377	2,522	3,063
Amortization	(573)	(497)	(1,097)	(932)
Adjustment to servicing assets for loans repurchased (1)	(84)	(139)	(145)	(698)

Balance before valuation allowance at end of period	16,877	13,335	16,877	13,335
Valuation allowance for temporary impairment	(2,239)	(282)	(2,239)	(282)

Balance at end of period	$14,638	$13,053	$14,638	$13,053

(1)	Amount represents the adjustment to fair value related to the repurchase of $8.8 million and $20.8 million for the quarter and six-month period ended June 30, 2011, respectively, and, $13.9 million and $67.4 million for the quarter and six-month period ended June 30, 2010, respectively, in principal balance of loans serviced for others.
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
     Changes in the impairment allowance were as follows:

	Quarter ended		Six-month period ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(In thousands)
Balance at beginning of period	$1,237	$180	$434	$745
Temporary impairment charges	1,149	216	2,123	352
Recoveries	(147)	(114)	(318)	(815)

Balance at end of period	$2,239	$282	$2,239	$282

     The components of net servicing income are shown below:

	Quarter ended		Six-month period ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(In thousands)
Servicing fees	$1,411	$1,008	$2,662	$1,936
Late charges and prepayment penalties	123	207	367	321
Adjustment for loans repurchased	(84)	(140)	(145)	(698)

Servicing income, gross	1,450	1,075	2,884	1,559
Amortization and impairment of servicing assets	(1,575)	(599)	(2,902)	(469)

Servicing (loss) income, net	$(125)	$476	$(18)	$1,090

     The Corporation’s servicing assets are subject to prepayment and interest rate risks. Key economic assumptions used in determining the fair value at the time of sale ranged as follows:

	Maximum	Minimum
Six-month period ended June 30, 2011:
Constant prepayment rate:
Government guaranteed mortgage loans	12.3%	10.6%
Conventional conforming mortgage loans	12.9%	12.7%
Conventional non-conforming mortgage loans	13.9%	11.7%
Discount rate:
Government guaranteed mortgage loans	11.5%	11.3%
Conventional conforming mortgage loans	9.5%	9.3%
Conventional non-conforming mortgage loans	15.0%	13.8%
Six-month period ended June 30, 2010:
Constant prepayment rate:
Government guaranteed mortgage loans	12.7%	11.3%
Conventional conforming mortgage loans	16.2%	14.8%
Conventional non-conforming mortgage loans	13.4%	11.5%
Discount rate:
Government guaranteed mortgage loans	11.6%	10.3%
Conventional conforming mortgage loans	9.3%	9.2%
Conventional non-conforming mortgage loans	13.1%	13.1%
     At June 30, 2011, fair values of the Corporation’s servicing assets were based on a valuation model that incorporates market driven assumptions, adjusted by the particular characteristics of the Corporation’s servicing portfolio, regarding discount rates and mortgage prepayment rates. The weighted-averages of the key economic assumptions used by the Corporation in its valuation model and the sensitivity of the current fair value to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at June 30, 2011, were as follows:

(Dollars in thousands)
Carrying amount of servicing assets	$14,638
Fair value	$15,366
Weighted-average expected life (in years)	8.6

Constant prepayment rate (weighted-average annual rate)	12.69%
Decrease in fair value due to 10% adverse change	$721
Decrease in fair value due to 20% adverse change	$1,389

Discount rate (weighted-average annual rate)	10.58%
Decrease in fair value due to 10% adverse change	$561
Decrease in fair value due to 20% adverse change	$1,084
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

12 — DEPOSITS
     The following table summarizes deposit balances:

	June 30,	December 31,
	2011	2010
	(In thousands)
Type of account and interest rate:
Non-interest bearing checking accounts	$720,573	$668,052
Savings accounts	1,890,484	1,938,475
Interest-bearing checking accounts	1,017,053	1,012,009
Certificates of deposit	2,237,635	2,181,205
Brokered certificates of deposit	5,206,983	6,259,369

	$11,072,728	$12,059,110

     Brokered CDs mature as follows:

June 30,
2010
(In thousands)
One to ninety days	$772,403
Over ninety days to one year	2,221,568
One to three years	2,196,108
Three to five years	5,821
Over five years	11,083

Total	$5,206,983

     The following are the components of interest expense on deposits:

	Quarter Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(In thosands)		(In thosands)
Interest expense on deposits	$45,342	$58,444	$94,042	$118,944
Amortization of broker placement fees	4,183	5,322	9,542	10,787

Interest expense on deposits excluding net unrealized loss on derivatives and brokered CDs measured at fair value	49,525	63,766	103,584	129,731

Net unrealized loss on derivatives and brokered CDs measured at fair value	—	—	—	1

Total interest expense on deposits	$49,525	$63,766	$103,584	$129,732

13 — SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
     Securities sold under agreements to repurchase (repurchase agreements) consist of the following:

	June 30,	December 31,
	2011	2010
	(In thousands)
Repurchase agreements, interest ranging from 3.35% to 4.51% (2010 - 0.99% to 4.51%)	$1,200,000	$1,400,000

     Repurchase agreements mature as follows:

June 30,
2011
(In thousands)
Over ninety days to one year	$100,000
One to three years	600,000
Three to five years	500,000

Total	$1,200,000

     As of June 30, 2011 and December 31, 2010, the securities underlying such agreements were delivered to the dealers with whom the repurchase agreements were transacted.
Repurchase agreements as of June 30, 2011, grouped by counterparty, were as follows:

		Weighted-Average
Counterparty	Amount	Maturity (In Months)
UBS Financial Services, Inc.	$100,000	13
Barclays Capital	100,000	14
Dean Witter / Morgan Stanley	200,000	25
Credit Suisse First Boston	300,000	32
JP Morgan Chase	200,000	33
Citigroup Global Markets	300,000	34

	$1,200,000

     As part of the Corporation’s deleveraging strategies, approximately $200 million of repurchase agreements were repaid prior to maturity during the second quarter of 2011, realizing a loss of $1.6 million on the early extinguishment. The repaid repurchase agreements were scheduled to mature at various dates between September 2011 and September 2012 and had a weighted average cost of 1.06%.
14 — ADVANCES FROM THE FEDERAL HOME LOAN BANK (FHLB)
     Following is a summary of the advances from the FHLB:

	June 30,	December 31,
	2011	2010
	(In thousands)
Fixed-rate advances from FHLB, with a weighted-average interest rate of 3.67% (2010 - 3.33%)	$420,440	$653,440

     Advances from FHLB mature as follows:

June 30,
2011
(In thousands)
One to thirty days	$11,000
Over ninety days to one year	76,000
One to three years	333,440

Total	$420,440

     As of June 30, 2011, the Corporation had additional capacity of approximately $445.4 million on this credit facility based on collateral pledged at the FHLB, including haircuts reflecting the perceived risk associated with holding the collateral.

     Also as part of the Corporation’s deleveraging strategies, $100 million of advances from FHLB was repaid prior to maturity during the second quarter of 2011, which resulted in a $0.2 million loss on early extinguishment. The $100 million was scheduled to mature in July 2011 and had an interest rate of 1.62%.
15 — NOTES PAYABLE
Notes payable consist of:

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)
Callable step-rate notes, bearing step increasing interest from 5.00% to 7.00% (6.00% as of June 30, 2011 and December 31, 2010) maturing on October 18, 2019, measured at fair value	$12,374	$11,842

Dow Jones Industrial Average (DJIA) linked principal protected notes:

Series A maturing on February 28, 2012	7,341	6,865

Series B maturing on May 27, 2011	—	7,742

	$19,715	$26,449

16 — OTHER BORROWINGS
Other borrowings consist of:

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)
Junior subordinated debentures due in 2034, interest-bearing at a floating-rate of 2.75% over 3-month LIBOR (3.00% as of June 30, 2011 and 3.05% as of December 31, 2010)	$103,093	$103,093
Junior subordinated debentures due in 2034, interest-bearing at a floating-rate of 2.50% over 3-month LIBOR (2.75% as of June 30, 2011 and 2.80% as of December 31, 2010)	128,866	128,866

	$231,959	$231,959

17 — STOCKHOLDERS’ EQUITY
Common Stock
     As of June 30, 2011, the Corporation had 2,000,000,000 authorized shares of common stock with a par value of $0.10 per share. As of both June 30, 2011 and December 31, 2010, there were 21,963,522 shares issued and 21,303,669 shares outstanding. The Corporation stopped paying common and preferred stock dividends in August 2009.
     As of June 30, 2011, there were 716 shares of restricted stock outstanding that are expected to vest in the fourth quarter of 2011. The shares of restricted stock may vest more quickly in the event of death, disability, retirement, or a change in control. Based on particular circumstances evaluated by the Compensation Committee as they may relate to the termination of a holder of restricted stock, the Corporation’s Board of Directors may, with the recommendation of the Compensation Committee, grant the full vesting of the restricted stock held upon termination of employment. Holders of restricted stock have the right to dividends or dividend equivalents, as applicable, during the restriction period. Such dividends or dividend equivalents will accrue during the restriction period, but will not be paid until restrictions lapse. The holder of restricted stock has the right to vote the shares.
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
Preferred Stock
     The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1, redeemable at the Corporation’s option subject to certain terms. This stock may be issued in series and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. As of June 30, 2011, the Corporation has five outstanding series of non-convertible non-cumulative preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% non-cumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E. The liquidation value per share is $25. The Corporation is currently in the process of voluntarily delisting the Series A through E preferred stock from the New York Stock Exchange.
     On July 20, 2010, the Corporation issued $424.2 million Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series G (the “Series G Preferred Stock”), in exchange for the $400 million of Fixed Rate Cumulative Perpetual Preferred Stock, Series F (the “Series F Preferred Stock”), that the U.S. Treasury had acquired pursuant to the TARP Capital Purchase Program, and dividends accrued on such stock. A key benefit of this transaction to the Corporation was obtaining the right, under the terms of the Series G Preferred Stock, to compel the conversion of this stock into shares of the Corporation’s common stock, provided that the Corporation meets a number of conditions. The Series G Preferred Stock is also convertbile by the Treasury and any subsequent holder at any time and, unless earlier converted, is automatically convertible into common stock on the seventh anniversary of issuance. On the seventh anniversary of issuance, each share of the Series G Preferred Stock will mandatorily convert into a number of shares of the Corporation’s common stock equal to a fraction, the numerator of which is $1,000 and the denominator of which is the market price of the Corporation’s common stock on the second trading day preceding the mandatory conversion date, provided, however, holders of the Series G Preferred Stock will not be entitled to convert shares until the converting holder has first received any applicable regulatory approvals. On August, 24, 2010, the Corporation obtained its stockholders’ approval to increase the number of authorized shares of common stock from 750 million to 2 billion and decrease the par value of its common stock from $1.00 to $0.10 per share. These approvals and the issuance in 2010 of common stock in exchange for Series A through E preferred stock satisfy all but one of the substantive conditions to the Corporation’s ability to compel the conversion of the 424,174 shares of the new series of Series G Preferred Stock issued to the U.S. Treasury. The other substantive condition to the Corporation’s ability to compel the conversion of the Series G Preferred Stock is the issuance of a minimum amount of additional capital, subject to terms, other than the price per share, reasonably acceptable to the U.S. Treasury in its sole discretion.
     During the fourth quarter of 2010, the U.S. Treasury agreed to a reduction from $500 million to $350 million in the size of the capital raise required to satisfy the remaining substantive condition to compel the conversion of the Series G Preferred Stock owned by the U.S. Treasury into shares of common stock. Additionally, in April 2011, the U.S. Treasury agreed to extend to October 7, 2011, the date by when the Corporation is required to complete an equity raise in order to compel conversion of the Series G Preferred Stock into shares of common stock. In connection with the negotiation of this reduction, the Corporation agreed to a reduction in the previously agreed upon discount of the liquidation preference of the Series G Preferred Stock from 35% to 25%, thus, increasing the number of shares of common stock into which the Series G Preferred Stock is convertible. Based on an initial conversion rate of 68.9465 shares of common stock for each share of Series G Preferred Stock (calculated by dividing $750, or a discount of 25% from the $1,000 liquidation preference per share of Series G Preferred Stock, by the initial conversion price of $10.878 per share, which is subject to adjustment), the number of shares into which the Series G Preferred Stock would be convertible increased from 25.3 million to 29.2 million shares of common stock. As a result of the change in the discount and the extension of the date to compel the conversion, non-cash adjustments of $11.3 million and $0.2 million were recorded in the fourth quarter of 2010 and second quarter of 2011, respectively, as an acceleration of the Series G Preferred Stock discount accretion.
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
     The possible future issuance of equity securities through the exercise of the Warrant could affect the Corporation’s current stockholders in a number of ways, including by:
•	diluting the voting power of the current holders of common stock (the shares underlying the warrant represent approximately 2% of the Corporation’s shares of common stock as of June 30, 2011);

•	diluting the earnings per share and book value per share of the outstanding shares of common stock; and

•	making the payment of dividends on common stock more expensive.
     As mentioned above, the Corporation stopped paying dividends for common and all its outstanding series of preferred stock. This suspension was effective with the dividends for the month of August 2009 on the Corporation’s five outstanding series of non-cumulative preferred stock and dividends on the Corporation’s then outstanding Series F Preferred Stock and the Corporation’s common stock. Prior to any resumption of the payment of dividends on or repurchases of any of the remaining outstanding noncumulative preferred stock or common stock, the Corporation must comply with the terms of the Series G Preferred Stock. In addition, prior to the repurchase of any stock for cash, the Corporation must obtain the consent of the U.S. Treasury under certain circumstances.
     Refer to Note 1, Capital and Liquidity, for information about Investment agreements entered by the Corporation with institutional investors and private equity firms for the issuance of an aggregate $525 million of the Corporation’s common stock, subject to the approval of the Corporation’s stockholders and regulators. If approved, the transaction is expected to close during the third quarter of 2011.
Stock repurchase plan and treasury stock
     The Corporation has a stock repurchase program under which, from time to time, it repurchases shares of common stock in the open market and holds them as treasury stock. No shares of common stock were repurchased during the first half of 2011 and 2010 by the Corporation. As of June 30, 2011 and December 31, 2010, of the total amount of common stock repurchased in prior years, 659,853 shares were held as treasury stock and were available for general corporate purposes.
FirstBank Statutory Reserve
     The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to legal surplus until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus account from the retained earnings account are not available for distribution to the stockholders without the prior consent of the Puerto Rico Commissioner of Financial Institutions. FirstBank’s statutory reserve fund amounted to $299.0 million as of June 30, 2011 and December 31, 2010.
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
     Effective June 2, 2010, FirstBank, by and through its Board of Directors, entered into the FDIC Order with the FDIC and OCIF. This Order provides for various things, including (among other things) the following: (1) having and retaining qualified management; (2) increased participation in the affairs of FirstBank by its board of directors; (3) development and implementation by FirstBank of a capital plan to attain a leverage ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 10% and a total risk-based capital ratio of at least 12%; (4) adoption and implementation of strategic, liquidity and fund management and profit and budget plans and related projects within certain timetables set forth in the Order and on an ongoing basis; (5) adoption and implementation of plans for reducing FirstBank’s positions in certain classified assets and delinquent and non-accrual loans within timeframes set forth in the Order; (6) refraining from lending to delinquent or classified borrowers already obligated to FirstBank on any extensions of credit so long as such credit remains uncollected, except where FirstBank’s failure to extend further credit to a particular borrower would be detrimental to the best interests of FirstBank, and any such additional credit is approved by the FirstBank’s board of directors; (7) refraining from accepting, increasing, renewing or rolling over brokered CDs without the prior written approval of the FDIC; (8) establishment of a comprehensive policy and methodology for determining the allowance for loan and lease losses and the review and revision of FirstBank’s loan policies, including the non-accrual policy; and (9) adoption and implementation of adequate and effective programs of independent loan review, appraisal compliance and an effective policy for managing FirstBank’s sensitivity to interest rate risk. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the FDIC Order. Although all the regulatory capital ratios exceeded the established “well capitalized” levels at June 30, 2011, because of the FDIC Order with the FDIC, FirstBank cannot be treated as a “well capitalized” institution under regulatory guidance.
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
     The Corporation submitted its capital plan setting forth how it plans to improve capital positions to comply with the FDIC Order and the Written Agreement over time. Additional information about the Corporation’s achievement of various aspects of the Capital Plan and the terms of the Capital Plan are described above in Note 1.
     In addition to the Capital Plan, the Corporation has submitted to its regulators a liquidity and brokered CD plan, including a contingency funding plan, a non-performing asset reduction plan, a budget and profit plan, a strategic plan and a plan for the reduction of classified and special mention assets. Further, the Corporation has reviewed and enhanced the Corporation’s loan review program, various credit policies, the Corporation’s treasury and investments policy, the Corporation’s asset classification and allowance for loan and lease losses and non-accrual policies, the Corporation’s charge-off policy and the Corporation’s appraisal program. The Agreements also require the submission to the regulators of quarterly progress reports.
     The FDIC Order imposes no other restrictions on FirstBank’s products or services offered to customers, nor does it or the Written Agreement impose any type of penalties or fines upon FirstBank or the Corporation. Concurrent with the FDIC Order, the FDIC has granted FirstBank temporary waivers to enable it to continue accessing the brokered CD market through September 30, 2011. FirstBank will request approvals for future periods.
19 — INCOME TAXES
     Income tax expense includes Puerto Rico and Virgin Islands income taxes as well as applicable U.S. federal and state taxes. The Corporation is subject to Puerto Rico income tax on its income from all sources. As a Puerto Rico corporation, First BanCorp is treated as a foreign corporation for U.S. income tax purposes and is generally subject to United States income tax only on its income from sources within the United States or income effectively connected with the conduct of a trade or business within the United States. Any such tax paid is creditable, within certain conditions and limitations, against the Corporation’s Puerto Rico tax liability. The Corporation is also subject to taxes on its income from sources within the U.S. Virgin Islands. Any such tax paid is also creditable against the Corporation’s Puerto Rico tax liability, subject to certain conditions and limitations.
     Under the Puerto Rico Internal Revenue Code of 1994, as amended (the “1994 PR Code”), the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns and, thus, the Corporation is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss, a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable carry forward period (7 years under the 1994 PR Code). The 1994 PR Code provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations. Dividend payments from a U.S. subsidiary to the Corporation are subject to a 10% withholding tax based on the provisions of the U.S. Internal Revenue Code.
     Under the 1994 PR Code, First BanCorp is subject to a maximum statutory tax rate of 39%. In 2009, the Puerto Rico Government approved Act No. 7 (the “Act”) to stimulate Puerto Rico’s economy and to reduce the Puerto Rico Government’s fiscal deficit. The Act imposes a series of temporary and permanent measures, including the imposition of a 5% surtax over the total income tax determined, which is applicable to corporations, among others, whose combined income exceeds $100,000, effectively resulting in an increase in the maximum statutory tax rate from 39% to 40.95% and an increase in the capital gain statutory tax rate from 15% to 15.75%. These temporary measures are effective for tax years that commenced after December 31, 2008 and before January 1, 2012. The 1994 PR Code also includes an alternative minimum tax of 22% that applies if the Corporation’s regular income tax liability is less than the alternative minimum tax requirements.
     The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through International Banking Entities (“IBEs”) of the Bank (“FirstBank IBE”) and through the Bank’s subsidiary, FirstBank Overseas Corporation, in which the interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation. Under the Act, all IBE are subject to the special 5% tax on their net income not otherwise subject to tax pursuant to the 1994 PR Code. This temporary measure is effective for tax years that commenced after December 31, 2008 and before January 1, 2012. FirstBank IBE and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico. IBEs that operate as a unit of a bank pay income taxes at normal rates to the extent that the IBEs’ net income exceeds 20% of the bank’s total net taxable income.
     On January 31, 2011, the Puerto Rico Government approved Act No. 1, which repealed the 1994 PR Code and replaced it with the Puerto Rico Internal Revenue Code of 2010 (the “2010 PR Code”). The provisions of the 2010 Code are generally applicable to taxable years commencing after December 31, 2010. The matters discussed above are equally applicable under the 2010 PR Code except that the maximum corporate tax rate has been reduced from 39% (40.95% for calendar years 2009 and 2010) to 30% (25% for taxable years commencing after December 31, 2013 if certain economic conditions are met by the Puerto Rico economy); and the net operating losses carryforward period has been extended from 7 years to 10 years. Corporations are entitled to elect to continue to determine their Puerto Rico income tax responsibility for such a 5-year period starting in 2011 to determine income tax responsibility under the provisions of the 1994 PR Code.
     For the quarter and six-month period ended June 30, 2011, the Corporation recorded an income tax expense of $2.6 million and $6.2 million, respectively, compared to an income tax expense of $3.8 million and $10.7 million for the same periods in 2010. The decrease in the tax expense for the second quarter of 2011, compared to the same period in 2010, was mainly related to lower income derived from the operations of FirstBank Overseas and the reduction in the statutory income tax rates applicable to subsidiaries. The decrease in the income tax expense for the first half of 2011, compared to the same period in 2010, reflects the impact in the first half of 2010 of a $3.5 million charge to increase the valuation allowance related to deferred tax assets created prior to 2010 and lower income derived from the operations of FirstBank Overseas. As of June 30, 2011, the deferred tax asset, net of a valuation allowance of $361.1 million, amounted to $6.4 million compared to $9.3 million as of December 31, 2010. The Corporation continued to reserve deferred tax assets created in connection with the operations of its banking subsidiary, FirstBank.
     Accounting for income taxes requires that companies assess whether a valuation allowance should be recorded against their deferred tax asset based on the consideration of all available evidence, using a “more likely than not” realization standard. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. In making such assessment, significant weight is to be given to evidence that can be objectively verified, including both positive and negative evidence. Consideration must be given to all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of the reversal of temporary differences and carryforwards, taxable income in carryback years and tax planning strategies. In estimating taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance, and recognizes tax benefits only when deemed probable of realization.
     In assessing the weight of positive and negative evidence, a significant negative factor that resulted in increases in the valuation allowance was that the Corporation’s banking subsidiary, FirstBank Puerto Rico, continued in a three-year historical cumulative loss position as of the end of the second quarter of 2011, and has projected to be in a loss position for the remaining of 2011. As of June 30, 2011, management concluded that $6.4 million of the deferred tax asset will be realized. The Corporation’s deferred tax assets for which it has not established a valuation allowance relate to profitable subsidiaries and to amounts that can be realized through future reversals of existing taxable temporary differences. To the extent the realization of a portion, or all, of the tax asset becomes “more likely than not” based on changes in circumstances (such as, improved earnings, changes in tax laws or other relevant changes), a reversal of that portion of the deferred tax asset valuation allowance will then be recorded.

     The tax effect of the unrealized holding gain or loss on securities available for sale, excluding that on securities held by the Corporation’s international banking entities which is exempt, was computed based on a 15% capital gain tax rate, and is included in accumulated other comprehensive income as part of stockholders’ equity.
     The authoritative accounting guidance prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken on income tax returns. Under this guidance, income tax benefits are recognized and measured based upon a two-step model: 1) a tax position must be more likely than not to be sustained based solely on its technical merits in order to be recognized, and 2) the benefit is measured as the largest dollar amount of that position that is more likely than not to be sustained upon settlement. The difference between the benefit recognized in accordance with this model and the tax benefit claimed on a tax return is referred to as an Unrecognized Tax Benefit (“UTB”).
     The Corporation classified all interest and penalties, if any, related to tax uncertainties as income tax expense. The amount of UTBs may increase or decrease for various reasons, including changes in the amounts for current tax year positions, the expiration of open income tax returns due to the expiration of statutes of limitations, changes in management’s judgment about the level of uncertainty, the status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. There were no UTBs outstanding as of June 30, 2011 and December 31, 2010.
20 — FAIR VALUE
Fair Value Option
     FASB authoritative guidance permits the measurement of selected eligible financial instruments at fair value.
     Medium-Term Notes
     The Corporation elected the fair value option for certain medium term notes that were hedged with interest rate swaps that were previously designated for fair value hedge accounting. As of June 30, 2011 and December 31, 2010, these medium-term notes with a principal balance of $15.4 million, had a fair value of $12.4 million and $11.8 million, respectively, recorded in notes payable. Interest paid/accrued on these instruments is recorded as part of interest expense and the accrued interest is part of the fair value of the notes. Electing the fair value option allows the Corporation to eliminate the burden of complying with the requirements for hedge accounting (e.g., documentation and effectiveness assessment) without introducing earnings volatility.
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
     The following table presents the estimated fair value and carrying value of financial instruments as of June 30, 2011 and December 31, 2010.

	Total Carrying		Total Carrying
	Amount in		Amount in
	Statement of		Statement of
	Financial	Fair Value	Financial	Fair Value
	Condition	Estimated	Condition	Estimated
	6/30/2011	6/30/2011	12/31/2010	12/31/2010
	(In thousands)
Assets:
Cash and due from banks and money market investments	$353,697	$353,697	$370,283	$370,283
Investment securities available for sale	2,834,086	2,834,086	2,744,453	2,744,453
Investment securities held to maturity	—	—	453,387	476,516
Other equity securities	42,252	42,252	55,932	55,932
Loans held for sale	20,781	20,781	300,766	300,766
Loans, held for investment	10,765,525		11,655,436
Less: allowance for loan and lease losses	(540,878)		(553,025)

Loans held for investment, net of allowance	10,224,647	9,813,271	11,102,411	10,581,221

Derivatives, included in assets	1,409	1,409	1,905	1,905

Liabilities:
Deposits	11,072,728	11,179,891	12,059,110	12,207,613
Securities sold under agreements to repurchase	1,200,000	1,306,715	1,400,000	1,513,338
Advances from FHLB	420,440	441,600	653,440	677,866
Notes Payable	19,715	18,647	26,449	24,909
Other borrowings	231,959	86,401	231,959	71,488
Derivatives, included in liabilities	7,125	7,125	6,701	6,701

     Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Corporation has elected the fair value option, are summarized below:

	As of June 30, 2011				As of December 30, 2010
	Fair Value Measurements Using				Fair Value Measurements Using
				Assets / Liabilities				Assets / Liabilities
(In thousands)	Level 1	Level 2	Level 3	at Fair Value	Level 1	Level 2	Level 3	at Fair Value
Assets:
Securities available for sale :
Equity securities	$83	$—	$—	$83	$59	$—	$—	$59
U.S. Treasury Securities	1,141,675	—	—	1,141,675	608,714	—	—	608,714
Non-callable U.S. agency debt	343,554	—	—	343,554	304,257	—	—	304,257
Callable U.S. agency debt and MBS	—	1,118,258	—	1,118,258	—	1,622,265	—	1,622,265
Puerto Rico Government Obligations	—	159,104	3,211	162,315	—	134,165	2,676	136,841
Private label MBS	—	—	66,822	66,822	—	—	72,317	72,317
Corporate bonds	—	—	1,379	1,379	—	—	—	—
Derivatives, included in assets:
Interest rate swap agreements	—	368	—	368	—	351	—	351
Purchased interest rate cap agreements	—	—	—	—	—	1	—	1
Purchased options used to manage exposure to the stock market on embeded stock indexed options	—	988	—	988	—	1,553	—	1,553
Forward Contracts	—	53	—	53	—	—	—	—
Liabilities:
Medium-term notes	—	12,374	—	12,374	—	11,842	—	11,842
Derivatives, included in liabilities:
Interest rate swap agreements		6,051	—	6,051	—	5,192	—	5,192
Written interest rate cap agreements	—	—	—	—	—	1	—	1
Embedded written options on stock index deposits and notes payable	—	988	—	988	—	1,508	—	1,508
Forward Contracts	—	86	—	86	—	—	—	—

	Changes in Fair Value for the Quarter Ended	Changes in Fair Value for the Six-Month Period Ended
	June 30, 2011, for items Measured at Fair Value	June 30, 2011, for items Measured at Fair Value
	Pursuant to Election of the Fair Value Option	Pursuant to Election of the Fair Value Option
	Unrealized Loss	Unrealized Loss
	and Interest Expense	and Interest Expense
	included in	included in
(In thousands)	Current-Period Earnings (1)	Current-Period Earnings (1)
Medium-term notes	($169)	($993)

(1)	Changes in fair value for the quarter and six-month period ended June 30, 2011 include interest expense on medium-term notes of $0.2 million and $0.5 million, respectively. Interest expense on medium-term notes that have been elected to be carried at fair value is recorded in interest expense in the Consolidated Statement of Loss based on their contractual coupons.

	Changes in Fair Value for the Quarter Ended	Changes in Fair Value for the Six-Month Period Ended
	June 30, 2010, for items Measured at Fair Value	June 30, 2010, for items Measured at Fair Value
	Pursuant to Election of the Fair Value Option	Pursuant to Election of the Fair Value Option
	Unrealized Gains	Unrealized Gains
	and Interest Expense	and Interest Expense
	included in	included in
(In thousands)	Current-Period Earnings (1)	Current-Period Earnings (1)
Medium-term notes	$3,602	$2,432

	$3,602	$2,432

(1)	Changes in fair value for the quarter and six-month period ended June 30, 2010 include interest expense on medium-term notes of $0.2 million and $0.4 million, respectively. Interest expense on medium-term notes that have been elected to be carried at fair value is recorded in interest expense in the Consolidated Statement of (Loss) Income based on their contractual coupons.

     The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter and six-month period ended June 30, 2011 and 2010.

	Total Fair Value Measurements	Total Fair Value Measurements
	(Quarter Ended June 30, 2011)	(Six-Month Period Ended June 30, 2011)
Level 3 Instruments Only	Securities Available For Sale(1)	Securities Available For Sale(1)
(In thousands)
Beginning balance	$72,733	$74,993
Total gains or (losses) (realized / unrealized):
Included in earnings	(607)	(607)
Included in other comprehensive income	1,825	1,871
Held-to-Maturity investment securities reclassified to Available-for-Sale	—	2,000
Principal repayments and amortization	(2,539)	(6,845)

Ending balance	$71,412	$71,412

(1)	Amounts mostly related to certain private label mortgage-backed securities.

	Total Fair Value Measurements		Total Fair Value Measurements
	(Quarter Ended June 30, 2010)		(Six-Month Period Ended June 30, 2010)
		Securities Available For		Securities Available For
Level 3 Instruments Only	Derivatives (1)	Sale (2)	Derivatives (1)	Sale (2)
(In thousands)
Beginning balance	$3,487	$80,883	$4,199	$84,354
Total gains or (losses) (realized / unrealized):
Included in earnings	(440)	—	(1,152)	—
Included in other comprehensive income	—	3,647	—	3,970
Purchases	—	2,584	—	2,584
Principal repayments and amortization	—	(3,672)	—	(7,466)
Other (1)	(3,047)	—	(3,047)	—

Ending balance	$—	$83,442	$—	$83,442

(1)	Amounts related to the valuation of interest rate cap agreements. The counterparty to these interest rate cap agreements failed on April 30, 2010 and was acquired by another financial institution in an FDIC assisted transaction. The Corporation currently has a claim with the FDIC.

(2)	Amounts mostly related to private label mortgage-backed securities.
     The table below summarizes changes in unrealized gains and losses recorded in earnings for the quarter and six-month period ended June 30, 2011 and 2010 for Level 3 assets and liabilities that are still held at the end of such periods.

	Changes in Unrealized	Changes in Unrealized
	Gains (Losses)	Gains (Losses)
	Quarter Ended	Six-Month Period Ended
Level 3 Instruments Only	June 30, 2011	June 30, 2011
(In thousands)	Securities Available for Sale	Securities Available for Sale
Changes in unrealized gains (losses) relating to assets still held at reporting date

Net impairment losses on investment securities	$(607)	$(607)

     Additionally, fair value is used on a non-recurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost-or-market accounting (e.g., loans held for sale carried at the lower of cost or fair value and repossessed assets) or write-downs of individual assets (e.g., goodwill, loans, investments in unconsolidated entities).
     As of June 30, 2010, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

				Losses recorded for	Losses recorded for
	Carrying value as of June 30, 2011			the Quarter Ended	the Six-month period
	Level 1	Level 2	Level 3	June 30, 2011	ended June 30, 2011
(In thousands)
Loans receivable (1)	$—	$—	$947,185	$(40,293)	$(127,364)
Other Real Estate Owned (2)	—	—	96,618	(3,532)	(5,350)
Loans held for sale (3)	—	20,781	—	(30)	(372)

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral. The fair values are derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g. absorption rates), which are not market observable.

(2)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates), which are not market observable. Losses are related to market valuation adjustments after the transfer from the loan to the Other Real Estate Owned (“OREO”) portfolio.

(3)	Fair value is primarily derived from quotations based on the mortgage-backed securities market.

     As of June 30, 2010, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

				(Losses) gains recorded for	Losses recorded for
	Carrying value as of June 30, 2010			the Quarter Ended	the Six-month period
(In thousands)	Level 1	Level 2	Level 3	June 30, 2010	ended June 30, 2010
Loans receivable (1)	$—	$—	$1,443,045	$(126,622)	$(272,859)
Other Real Estate Owned (2)	—	—	72,358	(7,631)	(8,669)
Loans held for sale (3)	—	100,626	—	3	(137)

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value The fair values are derived from appraisals of the collateral. that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g. absorption rates), which are not market observable.

(2)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates), which are not market observable. Losses are related to market valuation adjustments after the transfer from the loan to the OREO portfolio.

(3)	Fair value is primarily derived from quotations based on the mortgage-backed securities market.
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
     The fair value of brokered CDs, which are included within deposits, is determined using discounted cash flow analyses over the full term of the CDs. The valuation of embedded call options used a “Hull-White Interest Rate Tree” approach option valuation and estimated a duration and convexity adjusted update based on market rate movement. The fair value of the CDs is computed using the outstanding principal amount. The discount rates used are based on brokered CD market rates as of June 30, 2011. The fair value does not incorporate the risk of nonperformance, since interests in brokered CDs are generally sold by brokers in amounts of less than $250,000 and, therefore, insured by the FDIC.
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
Derivative instruments
     The fair value of most of the derivative instruments is based on observable market parameters and takes into consideration the credit risk component of paying counterparties when appropriate, except when collateral is pledged. That is, on interest rate swaps, the credit risk of both counterparties is included in the valuation; and, on options and caps, only the seller’s credit risk is considered. The derivative instruments, namely swaps and caps, were valued using a discounted cash flow approach using the related US LIBOR and swap rate for each cash flow. Derivatives include interest rate swaps used for protection against rising interest rates. For these interest rate swaps, a credit component was not considered in the valuation since the Corporation has fully collateralized with investment securities any mark to market loss with the counterparty and, if there were market gains, the counterparty had to deliver collateral to the Corporation.
     Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments resulted in an unrealized gain of approximately $0.6 million as of June 30, 2011.

Term notes payable
     The fair value of term notes is determined using a discounted cash flow analysis over the full term of the borrowings. The valuation of embedded call options used a “Hull-White Interest Rate Tree” approach option valuation and estimated a duration and convexity adjusted update based on market rate movement. The model assumes that the embedded options are exercised economically. The fair value of medium-term notes is computed using the notional amount outstanding. The discount rates used in the valuations are based on estimated US dollar CCC Financials yield curve. The net loss from fair value changes attributable to the Corporation’s own credit to the medium-term notes for which the Corporation has elected the fair value option recorded for the first half of 2011 amounted to $0.5 million, compared to an unrealized gain of $2.7 million for the first half of 2010. The cumulative mark-to-market unrealized gain on the medium-term notes since measured at fair value attributable to credit risk amounted to $3.2 million as of June 30, 2011.
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
21 — SUPPLEMENTAL CASH FLOW INFORMATION
     Supplemental cash flow information follows:

	Six-Month Period Ended June 30,
	2011	2010
	(In thousands)
Cash paid for:
Interest on borrowings	$130,674	$192,323
Income tax	871	—

Non-cash investing and financing activities:
Additions to other real estate owned	94,023	48,507
Additions to auto and other repossessed assets	32,691	37,614
Capitalization of servicing assets	2,522	3,063
Loan securitizations	90,328	105,112
Loans sold to a joint venture in exchange for an acquisition loan and an equity interest in the joint venture	183,709	—
Reclassification of Held-to-Maturity investment securities to Available-for-Sale	88,751	—
22 — SEGMENT INFORMATION
     Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of June 30, 2011, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States operations and Virgin Islands operations. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources.
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
The following table presents information about the reportable segments (in thousands):

	Mortgage	Consumer	Commercial and	Treasury and	United States	Virgin Islands
(In thousands)	Banking	(Retail) Banking	Corporate	Investments	Operations	Operations	Total
For the quarter ended June 30, 2011:
Interest income	$28,394	$42,377	$50,607	$16,812	$11,104	14,124	$163,418
Net (charge) credit for transfer of funds	(15,285)	2,554	(2,784)	11,370	4,145	—	—
Interest expense	—	(10,609)	—	(46,650)	(10,052)	(1,672)	(68,983)

Net interest income (loss)	13,109	34,322	47,823	(18,468)	5,197	12,452	94,435

Provision for loan and lease losses	(11,064)	2,289	(49,517)	—	(2,229)	1,337	(59,184)
Non-interest income	8,283	7,059	2,609	20,289	170	1,988	40,398
Direct non-interest expenses	(8,407)	(23,257)	(11,724)	(1,208)	(8,216)	(9,347)	(62,159)

Segment income (loss)	$1,921	$20,413	$(10,809)	$613	$(5,078)	$6,430	$13,490

Average earnings assets	$2,095,358	$1,454,513	$5,167,454	$3,521,836	$861,903	$881,459	$13,982,523

	Mortgage	Consumer	Commercial and	Treasury and	United States	Virgin Islands
(In thousands)	Banking	(Retail) Banking	Corporate	Investments	Operations	Operations	Total
For the quarter ended June 30, 2010:
Interest income	$39,634	$47,127	$57,691	$39,208	$13,308	17,896	$214,864
Net (charge) credit for transfer of funds	(24,185)	2,681	(6,484)	27,988	—	—	—
Interest expense	—	(13,549)	—	(69,123)	(11,561)	(1,569)	(95,802)

Net interest income (loss)	15,449	36,259	51,207	(1,927)	1,747	16,327	119,062

Provision for loan and lease losses	(29,424)	(10,923)	(71,651)	—	(33,611)	(1,184)	(146,793)
Non-interest income	2,166	7,461	3,003	24,288	161	2,446	39,525
Direct non-interest expenses	(10,193)	(25,151)	(19,576)	(1,413)	(12,692)	(10,500)	(79,525)

Segment (loss) income	$(22,002)	$7,646	$(37,017)	$20,948	$(44,395)	$7,089	$(67,731)

Average earnings assets	$2,714,807	$1,625,859	$6,001,446	$5,428,208	$1,148,631	$1,031,373	$17,950,324

	Mortgage	Consumer	Commercial and	Treasury and	United States	Virgin Islands
	Banking	(Retail) Banking	Corporate	Investments	Operations	Operations	Total
For the six-month period ended June 30, 2011:
Interest income	$63,274	$85,790	$102,997	$39,442	$23,446	$29,372	$344,321
Net (charge) credit for transfer of funds	(33,977)	4,392	(6,014)	26,875	8,724	—	—
Interest expense	—	(22,114)	—	(97,341)	(20,849)	(3,303)	(143,607)

Net interest income (loss)	29,297	68,068	96,983	(31,024)	11,321	26,069	200,714

Provision for loan and lease losses	(11,739)	(2,903)	(100,641)	—	(10,129)	(22,504)	(147,916)
Non-interest income	15,070	13,988	4,829	39,432	313	7,251	80,883
Direct non-interest expenses	(16,222)	(45,612)	(20,877)	(2,684)	(16,818)	(19,416)	(121,629)

Segment income (loss)	$16,406	$33,541	$(19,706)	$5,724	$(15,313)	$(8,600)	$12,052

Average earnings assets	$2,264,703	$1,473,605	$5,278,191	$3,541,401	$883,008	$895,727	$14,336,635

	Mortgage	Consumer	Commercial and	Treasury and	United States	Virgin Islands
	Banking	(Retail) Banking	Corporate	Investments	Operations	Operations	Total
For the six-month period ended June 30, 2010:
Interest income	$79,660	$94,689	$116,533	$81,982	$27,238	$35,750	$435,852
Net (charge) credit for transfer of funds	(49,512)	4,821	(13,310)	58,001	—	—	—
Interest expense	—	(27,117)	—	(146,863)	(22,828)	(3,119)	(199,927)

Net interest income (loss)	30,148	72,393	103,223	(6,880)	4,410	32,631	235,925

Provision for loan and lease losses	(45,438)	(23,416)	(131,099)	—	(104,813)	(12,992)	(317,758)
Non-interest income	4,417	14,768	4,605	54,873	315	5,873	84,851
Direct non-interest expenses	(18,288)	(49,151)	(37,162)	(3,025)	(22,009)	(21,509)	(151,144)

Segment (loss) income	$(29,161)	$14,594	$(60,433)	$44,968	$(122,097)	$4,003	$(148,126)

Average earnings assets	$2,712,067	$1,646,337	$6,225,334	$5,447,358	$1,204,921	$1,036,541	$18,272,558

     The following table presents a reconciliation of the reportable segment financial information to the consolidated totals:

	Quarter Ended		Six-month Period Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net loss:
Total income (loss) for segments and other	$13,490	$(67,731)	$12,052	$(148,126)
Other non-interest income (loss) (1)	(1,536)	—	(1,536)	—
Other operating expenses	(24,272)	(19,086)	(47,668)	(38,829)

Loss before income taxes	(12,318)	(86,817)	(37,152)	(186,955)
Income tax expense	(2,606)	(3,823)	(6,192)	(10,684)

Total consolidated net loss	$(14,924)	$(90,640)	$(43,344)	$(197,639)

Average assets:
Total average earning assets for segments	$13,982,523	$17,950,324	$14,336,635	$18,272,558
Other average earning assets (1)	47,629	—	35,524	—
Average non-earning assets	671,549	770,618	668,184	745,439

Total consolidated average assets	$14,701,701	$18,720,942	$15,040,343	$19,017,997

(1)	The activities related to the Bank’s equity interest in CPG/GS are presented as an Other non-interest income (loss) and other average earning assets reconciliation in the table above.
23 — COMMITMENTS AND CONTINGENCIES
     The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and commitments to sell mortgage loans at fair value. As of June 30, 2011, commitments to extend credit amounted to approximately $723.6 million and commercial standby letters of credit amounted to approximately $70.3 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. In the case of credit cards and personal lines of credit, the Corporation can at any time and without cause, cancel the unused credit facility. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with prospective borrowers.
     Lehman Brothers Special Financing, Inc. (“Lehman”) was the counterparty to the Corporation on certain interest rate swap agreements. During the third quarter of 2008, Lehman failed to pay the scheduled net cash settlement due to the Corporation, which constituted an event of default under those interest rate swap agreements. The Corporation terminated all interest rate swaps with Lehman and replaced them with other counterparties under similar terms and conditions. In connection with the unpaid net cash settlement due as of June 30, 2011 under the swap agreements, the Corporation has an unsecured counterparty exposure with Lehman, which filed for bankruptcy on October 3, 2008, of approximately $1.4 million. This exposure was reserved in the third quarter of 2008. The Corporation had pledged collateral of $63.6 million with Lehman to guarantee its performance under the swap agreements in the event payment there under was required. The book value of pledged securities with Lehman as of June 30, 2011 amounted to approximately $64.5 million.
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
     As of June 30, 2011, First BanCorp and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. Management believes that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position, results of operations or cash flows.
24 — FIRST BANCORP (Holding Company Only) Financial Information
     The following condensed financial information presents the financial position of the Holding Company only as of June 30, 2011 and December 31, 2010 and the results of its operations for the quarter and six-month period ended June 30, 2011 and 2010.

	As of June 30,	As of December 31,
	2011	2010
	(In thousands)
Assets
Cash and due from banks	$21,241	$42,430
Money market investments	—	—
Investment securities available for sale, at market:
Equity investments	83	59
Other investment securities	1,300	1,300
Investment in First Bank Puerto Rico, at equity	1,208,061	1,231,603
Investment in First Bank Insurance Agency, at equity	4,105	6,275
Investment in FBP Statutory Trust I	3,093	3,093
Investment in FBP Statutory Trust II	3,866	3,866
Other assets	7,216	5,395

Total assets	$1,248,965	$1,294,021

Liabilities & Stockholders’ Equity
Liabilities:
Other borrowings	$231,959	$231,959
Accounts payable and other liabilities	7,428	4,103

Total liabilities	239,387	236,062

Stockholders’ equity	1,009,578	1,057,959

Total liabilities and stockholders’ equity	$1,248,965	$1,294,021

	Quarter Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
		(In thousands)
Income:
Dividends from other subsidiaries	$3,000	$—	$3,000	$—
Dividends from FirstBank Puerto Rico	—	771	—	1,522
Other income	52	51	104	101

	3,052	822	3,104	1,623

Expense:
Notes payable and other borrowings	1,748	1,697	3,466	3,369
Other operating expenses	537	821	1,047	1,510

	2,285	2,518	4,513	4,879

Investment related proceeds and impairments on equity securities	—	(3)	679	(603)

Income (loss) before income taxes and equity in undistributed losses of subsidiaries	767	(1,699)	(730)	(3,859)
Equity in undistributed losses of subsidiaries	(15,691)	(88,941)	(42,614)	(193,780)

Net loss	$(14,924)	$(90,640)	$(43,344)	$(197,639)

25 — SUBSEQUENT EVENTS
     The Corporation has performed an evaluation of events occurring subsequent to June 30, 2011; management has determined that there are no additional events occurring in this period that required disclosure in or adjustment to the accompanying financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

	Quarter ended		Six-month period ended
	June 30,		June 30,
	2011	2010	2011	2010
Condensed Income Statements:
Total interest income	$163,418	$214,864	$344,321	$435,852
Total interest expense	68,983	95,802	143,607	199,927
Net interest income	94,435	119,062	200,714	235,925
Provision for loan and lease losses	59,184	146,793	147,916	317,758
Non-interest income	38,862	39,525	79,347	84,851
Non-interest expenses	86,431	98,611	169,297	189,973
Loss before income taxes	(12,318)	(86,817)	(37,152)	(186,955)
Income tax expense	(2,606)	(3,823)	(6,192)	(10,684)
Net loss	(14,924)	(90,640)	(43,344)	(197,639)
Net loss attributable to common stockholders	(22,205)	(96,810)	(57,642)	(209,961)
Per Common Share Results (1):
Net loss per share basic	$(1.04)	$(15.70)	$(2.71)	$(34.04)
Net loss per share diluted	$(1.04)	$(15.70)	$(2.71)	$(34.04)
Cash dividends declared	$—	$—	$—	$—
Average shares outstanding	21,303	6,168	21,303	6,168
Average shares outstanding diluted	21,303	6,168	21,303	6,168
Book value per common share	$27.27	$82.25	$27.27	$82.25
Tangible book value per common share (2)	$25.34	$75.22	$25.34	$75.22
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	(0.41)	(1.94)	(0.58)	(2.10)
Interest Rate Spread (3)	2.42	2.38	2.53	2.41
Net Interest Margin (3)	2.68	2.66	2.79	2.70
Return on Average Total Equity	(5.81)	(24.52)	(8.45)	(25.85)
Return on Average Common Equity	(14.77)	(70.31)	(19.11)	(69.13)
Average Total Equity to Average Total Assets	7.01	7.92	6.88	8.11
Tangible common equity ratio (2)	3.84	2.57	3.84	2.57
Dividend payout ratio	—	—	—	—
Efficiency ratio (4)	64.84	62.18	60.45	59.22
Asset Quality:
Allowance for loan and lease losses to loans held for investment	5.02	4.83	5.02	4.83
Net charge-offs (annualized) to average loans	2.91	3.62	2.82	3.63
Provision for loan and lease losses to net charge-offs	73.98	124.62	92.41	131.54
Non-performing assets to total assets	9.85 (5)	9.39	9.85 (5)	9.39
Non-performing loans held for investment to total loans held for investment	11.23	12.40	11.23	12.40
Allowance to total non-performing loans held for investment	44.76	38.97	44.76	38.97
Allowance to total non-performing loans excluding residential real estate loans	65.30	54.81	65.30	54.81
Other Information:
Common Stock Price: End of period	$4.31	$7.95	$4.31	$7.95

	As of	As of
	June 30,	December 31,
	2011	2010
Balance Sheet Data:
Loans and loans held for sale	$10,786,306	$11,956,202
Allowance for loan and lease losses	540,878	553,025
Money market and investment securities	2,990,547	3,369,332
Intangible assets	40,964	42,141
Deferred tax asset, net	6,433	9,269
Total assets	14,113,973	15,593,077
Deposits	11,072,728	12,059,110
Borrowings	1,872,114	2,311,848
Total preferred equity	428,703	425,009
Total common equity	568,240	615,232
Accumulated other comprehensive income, net of tax	12,635	17,718
Total equity	1,009,578	1,057,959

(1)	All share and per share data have been adjusted to retroactively reflect the 1-for-15 reverse stock split effected January 7, 2011.

(2)	Non-GAAP measure. Refer to “Capital” discussion below for additional information of the components and reconciliation of these measures.

(3)	On a tax-equivalent basis and excluding the changes in fair value of derivative instruments and financial liabilities measured at fair value (see “Net Interest Income” discussion below for a reconciliation of this non-GAAP measure).

(4)	Non-interest expense to the sum of net interest income and non-interest income. The denominator includes non-recurring income and changes in the fair value of derivative instruments and financial instruments measured at fair value.

(5)	Non-performing assets, excluding non-performing loans held for sale, to total assets, excluding non-performing loans transferred to held for sale was 9.81% as of June 30, 2011.

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
     As described in Note 18, Regulatory Matters, FirstBank is currently operating under a Consent Order ( the “Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (“OCIF”) and First BanCorp has entered into a Written Agreement (the “Written Agreement” and collectively with the Order the “Agreements”) with the Board of Governors of the Federal Reserve System (the “FED” or “Federal Reserve”).
     As discussed in Note 1 to the Consolidated Financial Statements, the Corporation has assessed its ability to continue as a going concern and has concluded that, based on current and expected liquidity needs and sources, management expects the Corporation to be able to meet its obligations for a reasonable period of time. If unanticipated market factors emerge, or if the Corporation is unable to raise additional capital or complete identified capital preservation initiatives, successfully execute its strategic operating plans, issue a sufficient amount of brokered certificates of deposit (“CDs”) or comply with the Order, its banking regulators could take further action, which could include actions that may have a material adverse effect on the Corporation’s business, results of operations and financial position. Also see “Liquidity Risk and Capital Adequacy” for additional information.
Capital Plan Update
As previously announced, during the second quarter of 2011 the Corporation entered into separate agreements with Thomas H. Lee Partners, L.P. (“THL”) and with two funds managed by Oaktree Capital Management, L.P. (“Oaktree”) under which THL and Oaktree would purchase an aggregate of approximately $348.2 million ($174.1 million each investor) of common stock of the Corporation at a per share price of $3.50 provided the Corporation sells an aggregate of $500 million of shares of common stock. Each of these two investors’ investment will represent approximately 24.36% of the outstanding shares of the Corporation’s common stock upon completion of the capital raise and the conversion into common stock of the $424.2 million of the Series G Preferred Stock held by the U.S. Treasury. The Corporation has also entered into investment agreements with institutional investors and other private equity firms for the issuance of an aggregate of approximately $176.8 million of the Corporation’s common stock, which, together with the THL and Oaktree investments, result in $525 million in commitments. The completion of this transaction is subject to the approval of the Corporation’s stockholders and regulators. If approved, the transaction is expected to close during the third quarter of 2011.
     If the stockholders and regulators approve the $525 million capital raise, the Corporation will issue 150 million shares of common stock at $3.50 per share and will immediately exercise its right to compel the conversion of all of the outstanding Series G Preferred Stock, which is held by the U.S. Treasury, into approximately 32.9 million shares of common stock. Also, the Corporation plans to raise $37.3 million through a rights offering that will enable current stockholders to purchase up to 10.7 million shares of common stock at the same $3.50 price per share. The Corporation is expected to have nearly 229.98 million shares outstanding following the issuance of common stock to institutional investors and private equity firms, the conversion of the Series G Preferred Stock into common stock, the successful completion of the rights offering and the issuance of common stock upon the exercise of anti-dilution rights held by certain of the institutional investors that will buy shares in the capital raise.
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

     Net loss for the quarter ended June 30, 2011 amounted to $14.9 million or $1.04 per diluted common share, compared to a net loss of $90.6 million or $15.70 per diluted common share for the quarter ended June 30, 2010. The Corporation’s financial results for the second quarter of 2011, as compared to the second quarter of 2010, were principally impacted by (i) a decrease of $87.6 million in the provision for loan and lease losses primarily related to lower charges to specific reserves on a reduced level of adversely classified and non-performing loans as well as lower historical loss rates and the overall reduction of the loan portfolio, and (ii) a decrease of $12.2 million in non-interest expenses also mainly due to credit-related expenses such as a $4.4 million decrease in the provision for unfunded loan commitments and letters of credit, aligned with the sale during the first quarter of 2011 of non-performing construction loans to a joint venture on which the Corporation has an investment, and a $4.8 million decrease in the loss on real estate owned (REO) operations due to lower write-downs and losses on the sale of repossessed properties. These factors were partially offset by a $24.6 million decrease in net interest income driven by the decline in average earning assets consistent with the Corporation’s deleveraging strategies included in the capital plan submitted to regulators and the maintenance of high levels of liquidity.
     The key drivers of the Corporation’s financial results for the quarter ended June 30, 2011 include the following:
•	Net interest income for the quarter ended June 30, 2011 was $94.4 million, compared to $119.1 million for the same period in 2010. The decrease is mainly associated with the Corporation’s deleveraging initiatives included in the capital plan submitted to regulators in order to preserve and improve its capital position. Average interest-earning assets decreased by $4.0 billion when compared to the second quarter of 2010, reflecting a $2.0 billion reduction in average total loans and leases mainly due to loan sales combined with repayments of commercial credit facilities, including government loans, and charge-offs. Average investment securities decreases by $1.9 billion primarily related to sales and prepayments of U.S. agency MBS. Net interest income has been adversely affected also by the maintenance of high liquidity levels. While the asset sales during the first and second quarter of 2011 were substantial, the full de-leverage associated with them could not be achieved since it was subject to the maturity schedule of funding sources (mainly brokered CDs). As a result, the Corporation kept during the second quarter approximately $725 million in short-term U.S. Treasury bills with maturities ranging from 3 to 6 months at an average yield of 0.08%. The excess liquidity held in the form of low yield, highly liquid instruments (US Treasury Bills) at a negative spread contributed to approximately $3.0 million of the decrease in net interest income during the quarter. The earnings drag due to the elevated liquidity levels is perceived as temporary. Refer to the “Net Interest Income” discussion below for additional information.
•	For the second quarter of 2011, the Corporation’s provision for loan and lease losses amounted to $59.2 million, compared to $146.8 million for the same period in 2010. The decrease in the provision for 2011 was primarily due to lower charges to specific reserves on a reduced level of non-performing and adversely classified loans, commensurate with reductions in charges to general reserves due to reductions in historical loss rates and the overall decrease of the loan portfolio. Refer to the discussions under “Provision for loan and lease losses” and “Risk Management” below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios.
•	The Corporation’s net charge-offs for the second quarter of 2011 were $80.0 million or 2.91% of average loans on an annualized basis, compared to $117.8 million or 3.62% of average loans on an annualized basis for the same period in 2010, a reduction mainly related to the commercial and industrial (“C&I”) and the commercial mortgage loan portfolio. Refer to the “Provision for Loan and Lease Losses” and “Risk Management — Non-performing assets and Allowance for Loan and Lease Losses” sections below for additional information.
•	For the quarter ended June 30, 2011, the Corporation’s non-interest income amounted to $38.9 million, compared to $39.5 million for the quarter ended June 30, 2010. The decrease was mainly due to lower gains on sales of investments, as the Corporation recorded a net gain on sale of U.S. agency fixed-rate MBS of $19.9 million for the second quarter of 2011 compared to $22.2 million for the same period in 2010. Also, in 2010 the Corporation recorded a $2.0 million gain on the sale of approximately $250 million of U.S. Treasury Notes. The lower non-interest income was also driven by non-cash charges of $1.5 million related to FirstBank’s equity interest in the joint venture to which it sold loans in the first quarter of 2011, a $1.1 million decrease in income from insurance activities, a $0.6 million other-than-temporary impairment (“OTTI”) charge related to estimated credit losses on private label MBS and a $0.5 million decrease in service charges on deposit accounts, partially offset by the $7.2 million increase in income from mortgage banking activities driven by the $6.8 million gain recorded on the bulk sale of $282 million of performing residential mortgage loans. Refer to the “Non Interest Income” discussion below for additional information.
•	Non-interest expenses for the second quarter of 2011 amounted to $86.4 million, compared to $98.6 million for the same period in 2010. The decrease was mainly related to: (i) a $4.4 million decrease in the provision for unfunded loan commitments and letters of credit, aligned with the sale during the first quarter of 2011 of non-performing construction loans to a joint venture on which the Corporation has an investment, (ii) a $4.8 million decrease in the loss on REO operations due to lower write-downs and losses on the sale of repossessed properties, (iii) a $1.6 million decrease in employees’ compensation and benefits expenses driven by a lower headcount, and (iv) a $1.6 million decrease in local regulatory examination fees driven by the reduction of the Bank’s total assets in Puerto Rico. Refer to the “Non Interest Expenses” discussion below for additional information.
•	For the second quarter of 2011, the Corporation recorded an income tax expense of $2.6 million, compared to $3.8 million for the same period in 2010. The variance is mainly due to lower revenues derived from the operations of FirstBank Overseas Corporation and the impact of lower statutory tax rates on profitable subsidiaries. Refer to the “Income Taxes” discussion below for additional information.
•	Total assets as of June 30, 2011 amounted to $14.1 billion, a decrease of $1.5 billion compared to total assets as of December 31, 2010. The Corporation continued to execute deleveraging initiatives and total loans decreased $1.2 billion driven by loan sales completed during the first half of 2011, including $518 million of performing residential mortgage loans to another financial institution and the previously reported sale of a pool of loans, mainly adversely classified loans, amounting to approximately $269 million to the joint venture. Charge-offs, principal repayments of commercial credit facilities, commercial loans participated and sales of troubled assets in Florida, loan securitizations and foreclosures also contributed to a lower loan portfolio. Total investment securities decreased by $377.4 million driven by sales and prepayments of U.S. agency mortgage-backed securities (“MBS”), partially offset by purchases of highly liquid U.S. Treasury Bills. Refer to the “Financial Condition and Operating Data” discussion below for additional information.
•	As of June 30, 2011, total liabilities amounted to $13.1 billion, a decrease of approximately $1.4 billion, as compared to $14.5 billion as of December 31, 2010. The decrease is mainly attributable to a $1.1 billion decrease in brokered CDs, a $233.0 million decrease in advances from FHLB, and a $200 million decrease in repurchase agreements repaid prior to its schedule maturity and for which a $1.8 million loss on the early extinguishment was recorded in the second quarter of 2011. Refer to the “Risk Management — Liquidity and Capital Adequacy” discussion below for additional information about the Corporation’s funding sources.
•	The Corporation’s stockholders’ equity amounted to $1.0 billion as of June 30, 2011, a decrease of $48.4 million compared to the balance as of December 31, 2010, driven by the net loss of $43.3 million for the first half of 2011 and the decrease of $5.1 million in accumulated other comprehensive income. Refer to the “Risk Management — Capital” section below for additional information, including information about investment agreements for the issuance of new capital amounting to $525 million entered into with institutional investors and private equity firms.
•	Total loan production, including purchases, refinancings and draws from existing commitments, for the quarter ended June 30, 2011 was $569 million, compared to $651 million for the comparable period in 2010. The decrease in loan production during 2011, as compared to the second quarter of 2010, was mainly reflected in construction and credit facilities to government.
•	Total non-performing loans as of June 30, 2011 were $1.21 billion, compared to $1.40 billion as of December 31, 2010. The completion of the previously reported loan sale transaction with the joint venture removed approximately $153.6 million of non-performing loans from the balance sheet. Excluding the impact of this loan sale transaction, non-performing loans decreased approximately $30.5 million, reflecting decreases in almost all loan categories, with the exception of the construction loan portfolio. Although non-performing loans decreased as a result of the transaction with the joint venture, the Corporation’s investment in the joint venture is subordinate to the interests of the other investors in the joint venture and, accordingly, the Corporation’s investment in the amount of $46.1 million as of June 30, 2011 is subject to risk. Refer to the “Risk Management - Non-accruing and Non-performing Assets” and Note 11 of the accompanying unaudited consolidated financial statements for additional information.
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

RESULTS OF OPERATIONS
Net Interest Income
     Net interest income is the excess of interest earned by First BanCorp on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp’s net interest income is subject to interest rate risk due to the re-pricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter and six-month period ended June 30, 2011 was $94.4 million and $200.7 million, respectively, compared to $119.1 million and $235.9 million for the comparable periods in 2010. On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments and unrealized gains and losses on liabilities measured at fair value, net interest income for the quarter and six-month period ended June 30, 2011 was $97.1 million and $205.9 million, respectively, compared to $122.9 million and $251.4 million for the comparable periods of 2010.
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

Part I

	Average Volume		Interest income (1) / expense		Average Rate (1)
Quarter ended June 30,	2011	2010	2011	2010	2011	2010
			(Dollars in thousands)
Interest-earning assets:
Money market & other short-term investments	$558,388	$849,763	$400	$624	0.29%	0.29%
Government obligations (2)	1,829,696	1,422,418	6,214	8,157	1.36%	2.30%
Mortgage-backed securities	1,114,221	3,141,519	10,560	35,418	3.80%	4.52%
Corporate bonds	2,000	2,000	29	29	5.82%	5.82%
FHLB stock	45,061	68,857	452	575	4.02%	3.35%
Equity securities	1,377	1,377	—	—	0.00%	0.00%

Total investments (3)	3,550,743	5,485,934	17,655	44,803	1.99%	3.28%

Residential mortgage loans	2,890,228	3,547,874	40,171	52,806	5.57%	5.97%
Construction loans	659,887	1,445,251	4,268	9,132	2.59%	2.53%
C&I and commercial mortgage loans	5,811,917	6,199,005	58,921	65,386	4.07%	4.23%
Finance leases	267,816	305,414	5,570	6,223	8.34%	8.17%
Consumer loans	1,367,447	1,528,264	39,522	44,223	11.59%	11.61%

Total loans (4) (5)	10,997,295	13,025,808	148,452	177,770	5.41%	5.47%

Total interest-earning assets	$14,548,038	$18,511,742	$166,107	$222,573	4.58%	4.82%

Interest-bearing liabilities:
Brokered CDs	$5,550,750	$7,210,631	$29,696	$41,499	2.15%	2.31%
Other interest-bearing deposits	5,172,845	4,919,662	19,828	22,267	1.54%	1.82%
Loans payable	—	406,044	—	1,265	0.00%	1.25%
Other borrowed funds	1,592,538	2,882,674	15,262	27,080	3.84%	3.77%
FHLB advances	493,242	959,011	4,220	7,587	3.43%	3.17%

Total interest-bearing liabilities (6)	$12,809,375	$16,378,022	$69,006	$99,698	2.16%	2.44%

Net interest income			$97,101	$122,875

Interest rate spread					2.42%	2.38%

Net interest margin					2.68%	2.66%

	Average Volume		Interest income(1) / expense		Average Rate(1)
Six-Month Period Ended June 30,	2011	2010	2011	2010	2011	2010
			(Dollars in thousands)
Interest-earning assets:
Money market & other short-term investments	$523,431	$877,029	$709	$1,060	0.27%	0.24%
Government obligations (2)	1,588,216	1,353,376	12,403	16,977	1.57%	2.53%
Mortgage-backed securities	1,406,078	3,203,535	27,565	76,000	3.95%	4.78%
Corporate bonds	2,000	2,000	58	58	5.85%	5.85%
FHLB stock	48,179	68,620	1,165	1,418	4.88%	4.17%
Equity securities	1,377	1,587	1	15	0.15%	1.91%

Total investments (3)	3,569,281	5,506,147	41,901	95,528	2.37%	3.50%

Residential mortgage loans	3,075,475	3,550,968	88,015	106,405	5.77%	6.04%
Construction loans	735,290	1,464,178	10,645	17,885	2.92%	2.46%
C&I and commercial mortgage loans	5,859,558	6,424,543	117,112	132,790	4.03%	4.17%
Finance leases	273,199	309,633	11,264	12,566	8.31%	8.18%
Consumer loans	1,389,570	1,546,732	80,042	89,043	11.62%	11.61%

Total loans (4) (5)	11,333,092	13,296,054	307,078	358,689	5.46%	5.44%

Total interest-earning assets	$14,902,373	$18,802,201	$348,979	$454,217	4.72%	4.87%

Interest-bearing liabilities:
Brokered CDs	$5,783,610	$7,330,746	$62,465	$85,881	2.18%	2.36%
Other interest-bearing deposits	5,205,321	4,775,792	41,118	43,850	1.59%	1.85%
Loans payable	—	604,144	—	3,442	0.00%	1.15%
Other borrowed funds	1,626,460	2,943,079	30,484	54,380	3.78%	3.73%
FHLB advances	534,755	965,269	8,965	15,281	3.38%	3.19%

Total interest-bearing liabilities (6)	$13,150,146	$16,619,030	$143,032	$202,834	2.19%	2.46%

Net interest income			$205,947	$251,383

Interest rate spread					2.53%	2.41%

Net interest margin					2.79%	2.70%

(1)	On an adjusted tax-equivalent basis. The adjusted tax-equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less Puerto Rico statutory tax rate as adjusted for changes to enacted tax rates (30.0% for the Corporation’s subsidiaries other than IBEs and 25% for the Corporation’s IBEs in 2011; 40.95% for the Corporation’s subsidiaries other than IBEs and 35.95% for the Corporation’s IBEs in 2010) and adding to it the cost of interest-bearing liabilities. The tax-equivalent adjustment recognizes the income tax savings when comparing taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread and net interest margin on a fully tax-equivalent basis. Therefore, management believes these measures provide useful information to investors by allowing them to make peer comparisons. Changes in the fair value of derivative and unrealized gains or losses on liabilities measured at fair value are excluded from interest income and interest expense because the changes in valuation do not affect interest paid or received.

(2)	Government obligations include debt issued by government sponsored agencies.

(3)	Unrealized gains and losses in available-for-sale securities are excluded from the average volumes.

(4)	Average loan balances include the average of non-performing loans.

(5)	Interest income on loans includes $2.5 million for each of the quarters ended June 30, 2011 and 2010, and $4.7 million and $5.6 million for the six-month periods ended June 30, 2011 and 2010, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

(6)	Unrealized gains and losses on liabilities measured at fair value are excluded from the average volumes.
Part II

		Quarter ended			Six-month period ended
		June 30, 2011			June 30, 2011
		compared to 2010			compared to 2010
		Increase (decrease)			Increase (decrease)
	Volume	Due to: Rate	Total	Volume	Due to: Rate	Total
		(In thousands)			(In thousands)
Interest income on interest-earning assets:
Money market & other short-term investments	$(209)	$(15)	$(224)	$(455)	$104	$(351)
Government obligations	1,867	(3,810)	(1,943)	2,429	(7,003)	(4,574)
Mortgage-backed securities	(19,935)	(4,923)	(24,858)	(36,988)	(11,447)	(48,435)
Corporate bonds	—	—	—	—	—	—
FHLB stock	(219)	96	(123)	(461)	208	(253)
Equity securities	—	—	—	(2)	(12)	(14)

Total investments	(18,496)	(8,652)	(27,148)	(35,477)	(18,150)	(53,627)

Residential mortgage loans	(9,311)	(3,324)	(12,635)	(13,769)	(4,621)	(18,390)
Construction loans	(5,028)	164	(4,864)	(9,778)	2,538	(7,240)
C&I and commercial mortgage loans	(3,985)	(2,480)	(6,465)	(11,397)	(4,281)	(15,678)
Finance leases	(775)	122	(653)	(1,497)	195	(1,302)
Consumer loans	(4,648)	(53)	(4,701)	(9,088)	87	(9,001)

Total loans	(23,747)	(5,571)	(29,318)	(45,529)	(6,082)	(51,611)

Total interest income	(42,244)	(14,222)	(56,466)	(81,006)	(24,232)	(105,238)

Interest expense on interest-bearing liabilities:
Brokered CDs	(9,038)	(2,765)	(11,803)	(17,092)	(6,324)	(23,416)
Other interest-bearing deposits	1,064	(3,503)	(2,439)	3,710	(6,442)	(2,732)
Loan payable	(1,265)	—	(1,265)	(3,442)	—	(3,442)
Other borrowed funds	(12,259)	441	(11,818)	(24,606)	710	(23,896)
FHLB advances	(3,841)	474	(3,367)	(7,048)	732	(6,316)

Total interest expense	(25,339)	(5,353)	(30,692)	(48,478)	(11,324)	(59,802)

Change in net interest income	$(16,905)	$(8,869)	$(25,774)	$(32,528)	$(12,908)	$(45,436)

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
     The following table reconciles net interest income in accordance with GAAP to net interest income, excluding valuations, and net interest income on a tax-equivalent basis. The table also reconciles net interest spread and net interest margin on a GAAP basis to these items excluding valuations and on a tax-equivalent basis:

	Quarter Ended		Six-Month Period Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Interest Income — GAAP	$163,418	$214,864	$344,321	$435,852
Unrealized loss on derivative instruments	1,185	487	840	1,231

Interest income excluding valuations	164,603	215,351	345,161	437,083
Tax-equivalent adjustment	1,504	7,222	3,818	17,134

Interest income on a tax-equivalent basis excluding valuations	166,107	222,573	348,979	454,217

Interest Expense — GAAP	68,983	95,802	143,607	199,927
Unrealized gain (loss) on derivative instruments and liabilities measured at fair value	23	3,896	(575)	2,907

Interest expense excluding valuations	69,006	99,698	143,032	202,834

Net interest income — GAAP	$94,435	$119,062	$200,714	$235,925

Net interest income excluding valuations	$95,597	$115,653	$202,129	$234,249

Net interest income on a tax-equivalent basis excluding valuations	$97,101	$122,875	$205,947	$251,383

Average Balances (in thousands)

Loans and leases	$10,997,295	$13,025,808	$11,333,092	$13,296,054
Total securities and other short-term investments	3,550,743	5,485,934	3,569,281	5,506,147

Average Interest-Earning Assets	$14,548,038	$18,511,742	$14,902,373	$18,802,201

Average Interest-Bearing Liabilities	$12,809,375	$16,378,022	$13,150,146	$16,619,030

Average Yield/Rate
Average yield on interest-earning assets — GAAP	4.51%	4.66%	4.66%	4.68%
Average rate on interest-bearing liabilities — GAAP	2.16%	2.35%	2.20%	2.43%

Net interest spread — GAAP	2.35%	2.31%	2.46%	2.25%

Net interest margin — GAAP	2.60%	2.58%	2.72%	2.53%

Average yield on interest-earning assets excluding valuations	4.54%	4.66%	4.67%	4.69%
Average rate on interest-bearing liabilities excluding valuations	2.16%	2.44%	2.19%	2.46%

Net interest spread excluding valuations	2.38%	2.22%	2.48%	2.23%

Net interest margin excluding valuations	2.64%	2.51%	2.74%	2.51%

Average yield on interest-earning assets on a tax-equivalent basis and excluding valuations	4.58%	4.82%	4.72%	4.87%
Average rate on interest-bearing liabilities excluding valuations	2.16%	2.44%	2.19%	2.46%

Net interest spread on a tax-equivalent basis and excluding valuations	2.42%	2.38%	2.53%	2.41%

Net interest margin on a tax-equivalent basis and excluding valuations	2.68%	2.66%	2.79%	2.70%

     The following table summarizes the components of the changes in fair values of interest rate swaps and interest rate caps, which are included in interest income:

	Quarter ended June 30,		Six-month period ended June 30,
(In thousands)	2011	2010	2011	2010
Unrealized loss on derivatives (economic undesignated hedges):
Interest rate caps	$—	$(440)	$—	$(1,171)
Interest rate swaps on loans	(1,185)	(47)	(840)	(60)

Net unrealized loss on derivatives (economic undesignated hedges)	$(1,185)	$(487)	$(840)	$(1,231)

     The following table summarizes the components of the net unrealized gain and loss on derivatives (economic undesignated hedges) and net unrealized gain and loss on liabilities measured at fair value which are included in interest expense:

	Quarter ended June 30,		Six-month period ended June 30,
	2011	2010	2011	2010
Unrealized loss (gain) on derivatives (economic undesignated hedges):
Interest rate swaps and options on stock index deposits	$—	$—	$—	$1
Interest rate swaps and options on stock index notes	42	(81)	47	(51)

Net unrealized loss (gain) on derivatives (economic undesignated hedges)	$42	$(81)	$47	$(50)

Unrealized (gain) loss on liabilities measured at fair value:
Unrealized (gain) loss on medium-term notes	(65)	(3,815)	528	(2,857)

Net unrealized (gain) loss on liabilities measured at fair value	$(65)	$(3,815)	$528	$(2,857)

Net unrealized (gain) loss on derivatives (economic undesignated hedges) and liabilities measured at fair value	$(23)	$(3,896)	$575	$(2,907)

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
     Derivative instruments, such as interest rate swaps, are subject to market risk. While the Corporation does have certain trading derivatives to facilitate customer transactions, the Corporation does not utilize derivative instruments for speculative purposes. As of June 30, 2011, most of the interest rate swaps outstanding are used for protection against rising interest rates. Refer to Note 9 of the accompanying unaudited consolidated financial statements for further details concerning the notional amounts of derivative instruments and additional information. As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on net interest income. This will depend, for the most part, on the shape of the yield curve, the level of interest rates, as well as the expectations for rates in the future.
     Net interest income decreased 21% to $94.4 million for the second quarter of 2011 from $119.1 million in the second quarter of 2010 and by 14% to $200.7 million for the first six-months of 2011 from $235.9 million in the first half of 2010. The decrease in net interest income was largely due to the decrease in volume of interest-earning assets, consistent with the Corporation’s capital plan that includes deleveraging initiatives to preserve and improve its capital position and the adverse impact on net interest margin of maintaining a high liquidity position.
     The average volume of interest-earning assets for the second quarter and first half of 2011 decreased by $4.0 billion and $3.9 billion, respectively, as compared to comparable periods in 2010. Average total loans and leases decreased 16%, or $2.0 billion, for the second quarter of 2011 and 15%, or $2.0 billion, for the first six months of 2011 compared to the corresponding periods in 2010. The decrease was driven by sales, including $518 million of performing residential mortgage loans sold during the first half of 2011, of which $282 million occurred during the second quarter, and the aforementioned $269 million sale of loans (mainly adversely classified loans) to a joint venture. Additional sales of non-performing loans during the second half of 2010, charge-offs, repayments of commercial facilities and foreclosures also contributed to the decrease in the loan portfolio. Average investment securities and other short-term investments decreased $1.9 billion for each of the quarter and six month periods ended June 30, 2011 compared to the same periods in 2010. The Corporation has sold approximately $2.2 billion of investment securities over the last 12 months, mainly U.S. agency MBS, including sales of over $700 million during 2011 of which $303 million of U.S. agency MBS and $105 million of floating rates CMOs were completed during the second quarter of 2011. Proceeds from sales of loans and securities have been used in part to reduced broker CDs and other sources of funding and/or reinvested in lower risk-weighted assets such as highly liquid U.S. Treasury bills.
     Partially offsetting the decline in the average volume of earning assets was an increase in the interest rate margin of 13 and 22 basis points (excluding valuations) for the quarter and six-month period ended June 30, 2011, respectively, compared to the corresponding periods in 2010. Higher net interest margins reflected the improvement in the mix of funding sources with the planned reduction in brokered CDs and increased balances in core deposits at a lower cost. The overall average cost of funding decreased by 28 and 27 basis point for the quarter and six month period ended June 30, 2011, respectively, compared to the same periods in 2010. Partially offsetting the improvement in margins due to lower funding costs, were the sales of certain loans and investments which earned relatively high yields and the adverse effect of maintaining liquidity levels. While the asset sales during 2011 were substantial, the full de-leverage associated with them could not be achieved since it was subject to the maturity schedule of funding sources. As a result, the Corporation kept during the second quarter of 2011 approximately $725 million in short-term U.S. Treasury bills with maturities ranging from 3-6 months at an average yield of 0.08%. The excess liquidity maintained in the form of low yield, highly liquid instruments at a negative spread contributed to approximately $3.0 million of the decrease in net interest income for the second quarter of 2011.
     On an adjusted tax-equivalent basis, net interest income decreased by $25.8 million, or 21%, for the second quarter of 2011 compared to the same period in 2010 and by $45.4 million, or 18%, for the first half of 2011 compared to the first half of 2010 mainly due to the decline in average earning assets as discussed above. The decrease for 2011 also includes a decrease of $5.7 million and $13.3 million for the second quarter and first half of 2011, respectively, compared to the same period in 2010 in the tax-equivalent adjustment. The tax-equivalent adjustment increases interest income on tax-exempt securities and loans by an amount which makes tax-exempt income comparable, on a pre-tax basis, to the Corporation’s taxable income as previously stated. The decrease in the tax-equivalent adjustment was mainly related to decreases in tax-exempt assets and lower yields on U.S. agency and MBS held by the IBEs.
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
     For the quarter and six-month period ended on June 30, 2011, the Corporation recorded a provision for loan and lease losses of $59.2 million and $147.9 million, respectively, compared to $146.8 million and $317.8 million for the comparable periods in 2010. The provision for almost all loan categories decreased during the second quarter and first half of 2011. Much of the decrease in the provision was related to lower charges to specific reserves on a reduced level of non-performing and adversely classified loans, commensurate with reductions in charges to general reserves due to reductions in historical loss rates and the overall decrease of the loan portfolio. The allowance coverage for the non-impaired portfolio (general reserve) is determined using a methodology that incorporates historical loss rates and risk ratings by loan category. Loss rates are based on the moving average of charge-offs over a historical 24-month loss period, applying adjustments, as necessary, to each loss rate based on assessments of recent charge-off trends (12 months), collateral values, and economic and business influences impacting expected losses.
     In terms of geography and categories, in Puerto Rico, the Corporation recorded a provision of $58.3 million and $115.3 million in the second quarter and first half of 2011, respectively, compared to $112.0 million and $200.0 million, respectively, for the comparable periods in 2010. The provision for C&I loans in Puerto Rico decreased $22.1 million during the second quarter of 2011, compared to the second quarter of 2010, reflecting a slower migration of loans to adversely classified categories and as a consequence lower charges to specific reserves for impaired C&I loans. The provision for residential mortgage loans in Puerto Rico, decreased by $18.4 million for the second quarter of 2011, compared to 2010, on a reduced level of non-performing loans, while the provision for consumer loans and finance leases decreased by $13.2 million, mainly reflecting improved trends in charge-offs and improvements in market and economic indicators for this portfolio. Decreases in historical loss rates and lower charges to specific reserves also caused a reduction of $9.4 million in the provision for commercial mortgage loans in Puerto Rico for the second quarter of 2011 compared to the same period a year ago. Partially offsetting these favorable variances was an increase of $9.4 million in the construction loan portfolio driven by increased specific and general reserves related to the land portfolio, including an increase of $11.8 million in the specific reserve of certain land loans participations.
     In Puerto Rico, the provision for almost all categories decreased during the first half of 2011, compared to the first half of 2010, except for the provision for C&I loans. The provision for construction loans for the first half of 2011 decreased by $44.8 million, as compared to the first half of 2010, driven by reductions in non-performing and adversely classified loans as a result of loan sales and problem credit resolutions. The provision for residential mortgage loans decreased by $33.8 million for the first half of 2011, compared to 2010, mainly due to improvements in delinquency and charge-offs trends while the provision for consumer and finance leases decreased by $20.5 million also reflecting improvements in delinquency and historical loss rates commensurate with certain improvement in economic indicators related to this portfolio. Decreases in historical loss rates and lower charges to specific reserves also caused a reduction of $13.7 million in the provision for commercial mortgage loans in Puerto Rico for the first half of 2011 compared to the first half of 2010. A higher level of non-performing loans was the main reason for the increase of $28.0 million in the provision for C&I loans for the first half of 2011 as compared to 2010.
     With respect to the loan portfolio in the United States, the Corporation recorded a provision of $2.2 million and $10.1 million in the second quarter and first half of 2011, respectively, compared to $33.6 million and $104.8 million, respectively, for the comparable periods in 2010. The significant decrease for the 2011 periods was driven by a reduction in the provision for construction loans of $18.8 million and $54.0 million for the quarter and six-month period ended June 30, 2011, respectively, compared to the same period a year ago. The decrease reflects lower charges to specific reserves on a reduced level of loans driven by sales of non-performing loans. The provision for commercial mortgage loans in the United States decreased by $8.9 million and $32.1 million for the quarter and six-month period ended June 30, 2011, compared to the same periods in 2010, also driven by a reduced level of adversely classified loans and reductions on historical loss rates. Fluctuations in the provision for the remaining portfolios were much lower, showing reductions in the provision for residential and consumer loans and a slight increase in the provision for C&I loans.
     The provision recorded for the loan portfolio in the Virgin Islands during the second quarter decreased by $2.5 million, compared to the second quarter of 2010, and increased by $9.5 million for the first half of 2011 compared to the same period a year ago. The decrease for the quarter was mainly related to the commercial mortgage and construction loan portfolios. Meanwhile, the increase for the first half of 2011 was mainly related to a $100 million relationship of the construction portfolio placed in non-performing status during the first quarter of 2011.
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
Non-Interest Income

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2011	2010	2011	2010
		(In thousands)
Other service charges on loans	$1,456	$1,486	$3,174	$3,242
Service charges on deposit accounts	3,054	3,501	6,386	6,969
Mortgage banking activities	9,336	2,140	15,927	4,640
Insurance income	1,063	2,146	2,396	4,421
Broker-dealer income	783	1,347	831	1,554
Other operating income	5,187	4,668	13,309	9,024

Non-interest income before net gain on investments and loss on early extinguishment of borrowings	20,879	15,288	42,023	29,850

Proceeds from securities litigation settlement	—	—	679	—
Gain on VISA shares	—	—	—	10,668
Net gain on sale of investments	21,949	24,240	40,611	44,936
OTTI on equity securities	—	(3)	—	(603)
OTTI on debt securities	(607)	—	(607)	—

Net gain on investments	21,342	24,237	40,683	55,001

Loss on early extinguishment of borrowings	(1,823)	—	(1,823)	—

Equity in losses of unconsolidated entities	(1,536)	—	(1,536)	—

Total	$38,862	$39,525	$79,347	$84,851

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
     Income from mortgage banking activities includes gains on sales and securitizations of loans and revenues earned for administering residential mortgage loans originated by the Corporation and subsequently sold with servicing retained. In addition, lower-of-cost-or-market valuation adjustments to the Corporation’s residential mortgage loans held for sale portfolio and servicing rights, if any, and hedging transactions related to securitizations of mortgage loans are recorded as part of mortgage banking activities.

     Insurance income consists of insurance commissions earned by the Corporation’s subsidiary FirstBank Insurance Agency, Inc., and the Bank’s subsidiary in the U.S. Virgin Islands, FirstBank Insurance V.I., Inc. These subsidiaries offer a wide variety of insurance business (see below for additional information about the insurance-related activities in the Virgin Islands).
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
     Equity in earnings (losses) of unconsolidated entities is related to FirstBank’s investment in CPG/GS, the entity that purchased $269 million of loans from FirstBank during the first quarter of 2011, and consists of FirstBank’s proportionate share of the income (losses) on CPG/GS and an out-of-period adjustment to correct an overstatmenet of the value of the investment in CPG/GS as of March 31, 2011 in the amount of $1.9 million. This overstatement resulted from a determination that the discount rate used to value the investment should have been 17.57% rather than 16.24%. The Bank held a 35% subordinated ownership interest in CPG/GS. The majority owner of the joint venture is entitled to recover its initial investment and a priority return of 12% prior to any return paid to the Bank. Accordingly, the Bank’s investment of $46.1 million in CPG/GS is at risk. Refer to “Financial Condition and Operating Data Analysis — Commercial and Construction Loans” and to Note 11 of the accompanying unaudited consolidated financial statements for additional information about the Bank’s investment in CPG/GS, including information about the determination of the initial value of the investment.
     Non-interest income decreased $0.7 million to $38.9 million for the second quarter of 2011, compared to the second quarter of 2010, primarily due to:
•	Lower gains on sale of investments. The Corporation recorded a net gain on sale of U.S. agency fixed-rate MBS of $19.9 million for the second quarter of 2011 compared to $22.2 million for the same period in 2010. Also, in 2010 the Corporation recorded a $2.0 million gain on the sale of approximately $250 million of U.S. Treasury Notes.
•	Net non-cash charges of $1.5 million related to the FirstBank’s equity interest in CPG/GS. Approximately $1.9 million of such charges represent an out of period adjustment to the initial valuation of the equity interest in CPG/GS. Refer to Note 11 of the accompanying unaudited consolidated financial statements for additional information.
•	A $1.1 million decrease in income from insurance activities. During the first quarter of 2011, the Corporation sold substantially all of the assets of FirstBank Insurance VI. This transaction will generate expense reductions going forward in line with the Corporation’s cost management strategies.
•	A $0.6 million other-than-temporary impairment charge related to estimated credit losses on private label MBS.
•	A $0.5 million decrease in service charges on deposit accounts.
     The aforementioned factors were partially offset by the $7.2 million increase in income from mortgage banking activities driven by the $6.8 million gain recorded on the bulk sale of $282 million of performing residential mortgage loans during the second quarter of 2011.
     Non-interest income decreased by $5.5 million for the first half of 2011, compared to the first half of 2010, primarily due to:
•	The impact in the previous year of a $10.7 million gain on the sale of VISA Class C shares
•	A lower volume of sales of investment securities. The Corporation recorded a gain of $40.6 million on the sale of approximately $745 million of MBS for the first half of 2011 compared to a gain of $42.9 million on the sale of $800 million of MBS for the first half of 2010. Among sales of MBS completed in 2011 were $105 million of floating rates CMOs that carried an average yield of 0.95% and for which a gain of $2.0 million was recorded. This gain on the sale of floating rate CMOs was partially offset by a $1.8 million loss recorded on the early extinguishment of $200 million of repurchase agreements (average rate of 1.06%) and $100 million of advances from FHLB (rate of 1.62%), which should contribute to better interest margins in the future. Also in 2010, as mentioned above, the Corporation recorded a $2.0 million gain on the sale of approximately $250 million of U.S. Treasury Notes.
•	A $2.0 million decrease in income from insurance activities.

     The aforementioned factors were partially offset by:
     An increase of $11.3 million in income from mortgage banking activities driven by $12.1 million in gains recorded for completed bulk sales of approximately $518 million of performing residential mortgage loans to another financial institution, partially offset by a $2.3 million increase in temporary impairment of servicing assets.
     A $2.8 million gain on the sale of substantially all of the assets of FirstBank Insurance VI and a $1.0 million increase in fees from cash management services provided to corporate customers, included as part of “Other operating income” above.
Non-Interest Expenses
     The following table presents the detail of non-interest expenses for the periods indicated:

	Quarter Ended June 30,		Six-month Period Ended June 30,
	2011	2010	2011	2010
		(In thousands)
Employees’ compensation and benefits	$29,407	$30,958	$59,846	$62,686
Occupancy and equipment	15,603	14,451	30,853	29,302
Deposit insurance premium	14,125	15,369	27,590	32,022
Other taxes, insurance and supervisory fees	3,557	5,054	8,524	10,740
Professional fees	6,072	5,604	11,209	10,891
Servicing and processing fees	2,151	2,555	4,362	4,563
Business promotion	3,628	3,340	6,292	5,545
Communications	1,864	1,828	3,742	3,942
Net loss on REO operations	5,971	10,816	11,471	14,509
Other	4,053	8,636	5,408	15,773

	$86,431	$98,611	$169,297	$189,973

     Non-interest expenses decreased $12.2 million to $86.4 million for the second quarter of 2011 from $98.6 million for the second quarter of 2010. The decrease reflected:
•	A $4.4 million decrease in the provision for unfunded loan commitments and letters of credit, included as part of “Other” in the table above, aligned with the sale during the first quarter of 2011 of non-performing construction loans to CPG/GS.
•	A $4.8 million decrease in the loss on REO operations due to lower write-downs and losses on the sale of repossessed properties.
•	A $1.6 million decrease in employees’ compensation and benefits expenses driven by a lower headcount, and
•	A $1.6 million decrease in local regulatory examination fees driven by the reduction of the Bank’s total assets in Puerto Rico.
     Non-interest expenses decreased $20.7 million for the first half of 2011, compared to the first half of 2010, primarily due to:
•	An $11.0 million decrease in charges to the provision for unfunded loan commitments and letters of credit. A charge of $7.0 million was recorded during the first half of 2010 compared to reserve releases of approximately $4.0 million were recorded in the first half of 2011 mainly related to the non-performing construction loans portfolio sold to CPG/GS in the first quarter of 2011.
•	A decrease of $4.4 million in the FDIC deposit insurance premium. However, a new deposit insurance assessment formula became effective on April 1, 2011 that redefines the assessment base for deposit insurance assessment as average total assets less average tangible equity, rather than on the amount of average total domestic deposits as in the previous rule. The deposit insurance premium assessment computed under the previous rule would have resulted in a $12.3 million charge for the second quarter of 2011 instead of the $14.1 million recorded under the new formula.
•	A $3.0 million decrease in the loss on REO operations driven by lower write-downs and losses on the sale of properties, and
•	A $2.8 million decrease in employees’ compensation and benefits expenses as a result of cost reduction strategies and reductions in headcount. Over the last 12 months, the Corporation reduced its headcount by approximately 115, or 4%.

Income Taxes
     Income tax expense includes Puerto Rico and Virgin Islands income taxes as well as applicable U.S. federal and state taxes. The Corporation is subject to Puerto Rico income tax on its income from all sources. As a Puerto Rico corporation, First BanCorp is treated as a foreign corporation for U.S. income tax purposes and is generally subject to United States income tax only on its income from sources within the United States or income effectively connected with the conduct of a trade or business within the United States. Any such tax paid is creditable, within certain conditions and limitations, against the Corporation’s Puerto Rico tax liability. The Corporation is also subject to taxes on its income from sources within the U.S. Virgin Islands. Any such tax paid is also creditable against the Corporation’s Puerto Rico tax liability, subject to certain conditions and limitations.
     Under the Puerto Rico Internal Revenue Code of 1994, as amended (the “1994 PR Code”), the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns and, thus, the Corporation is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss, a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable carry forward period (7 years under the 1994 PR Code). The 1994 PR Code provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations. Dividend payments from a U.S. subsidiary to the Corporation are subject to a 10% withholding tax based on the provisions of the U.S. Internal Revenue Code.
     Under the 1994 PR Code, First BanCorp is subject to a maximum statutory tax rate of 39%. In 2009, the Puerto Rico Government approved Act No. 7 (the “Act”) to stimulate Puerto Rico’s economy and to reduce the Puerto Rico Government’s fiscal deficit. The Act imposes a series of temporary and permanent measures, including the imposition of a 5% surtax over the total income tax determined, which is applicable to corporations, among others, whose combined income exceeds $100,000, effectively resulting in an increase in the maximum statutory tax rate from 39% to 40.95% and an increase in the capital gain statutory tax rate from 15% to 15.75%. These temporary measures are effective for tax years that commenced after December 31, 2008 and before January 1, 2012. The 1994 PR Code also includes an alternative minimum tax of 22% that applies if the Corporation’s regular income tax liability is less than the alternative minimum tax requirements.
     The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through International Banking Entities (“IBEs”) of the Bank (“FirstBank IBE”) and through the Bank’s subsidiary, FirstBank Overseas Corporation, in which the interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation. Under the Act, all IBE are subject to the special 5% tax on their net income not otherwise subject to tax pursuant to the 1994 PR Code. This temporary measure is effective for tax years that commenced after December 31, 2008 and before January 1, 2012. FirstBank IBE and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico. IBEs that operate as a unit of a bank pay income taxes at normal rates to the extent that the IBEs’ net income exceeds 20% of the bank’s total net taxable income.
     On January 31, 2011, the Puerto Rico Government approved Act No. 1, which repealed the 1994 PR Code and replaced it with the Puerto Rico Internal Revenue Code of 2010 (the “2010 PR Code”). The provisions of the 2010 Code are generally applicable to taxable years commencing after December 31, 2010. The matters discussed above are equally applicable under the 2010 PR Code except that the maximum corporate tax rate has been reduced from 39% (40.95% for calendar years 2009 and 2010) to 30% (25% for taxable years commencing after December 31, 2013 if certain economic conditions are met by the Puerto Rico economy); and the net operating losses carryforward period has been extended from 7 years to 10 years. Corporations are entitled to elect to continue to determine their Puerto Rico income tax responsibility for such a 5-year period starting in 2011 to determine income tax responsibility under the provisions of the 1994 PR Code.
     For the quarter and six-month period ended June 30, 2011, the Corporation recorded an income tax expense of $2.6 million and $6.2 million, respectively, compared to an income tax expense of $3.8 million and $10.7 million for the same periods in 2010. The decrease in the tax expense for the second quarter of 2011, compared to the same period in 2010, was mainly related to lower income derived from the operations of FirstBank Overseas and the reduction in the statutory income tax rates applicable to subsidiaries. The decrease in the income tax expense for the first half of 2011, compared to the same period in 2010, reflects the impact in the first half of 2010 of a $3.5 million charge to increase the valuation allowance related to deferred tax assets created prior to 2010 and lower income derived from the operations of FirstBank Overseas. As of June 30, 2011, the deferred tax asset, net of a valuation allowance of $361.1 million, amounted to $6.4 million compared to $9.3 million as of December 31, 2010. The Corporation continued to reserve deferred tax assets created in connection with the operations of its banking subsidiary, FirstBank.
     Accounting for income taxes requires that companies assess whether a valuation allowance should be recorded against their deferred tax asset based on the consideration of all available evidence, using a “more likely than not” realization standard. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. In making such assessment, significant weight is to be given to evidence that can be objectively verified, including both positive and negative evidence. Consideration must be given to all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of the reversal of temporary differences and carryforwards, taxable income in carryback years and tax planning strategies. In estimating taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance, and recognizes tax benefits only when deemed probable of realization.
     In assessing the weight of positive and negative evidence, a significant negative factor that resulted in increases in the valuation allowance was that the Corporation’s banking subsidiary, FirstBank Puerto Rico, continued in a three-year historical cumulative loss position as of the end of the second quarter of 2011, and has projected to be in a loss position for the remaining of 2011. As of June 30, 2011, management concluded that $6.4 million of the deferred tax asset will be realized. The Corporation’s deferred tax assets for which it has not established a valuation allowance relate to profitable subsidiaries and to amounts that can be realized through future reversals of existing taxable temporary differences. To the extent the realization of a portion, or all, of the tax asset becomes “more likely than not” based on changes in circumstances (such as, improved earnings, changes in tax laws or other relevant changes), a reversal of that portion of the deferred tax asset valuation allowance will then be recorded.
     The tax effect of the unrealized holding gain or loss on securities available for sale, excluding that on securities held by the Corporation’s international banking entities which is exempt, was computed based on a 15% capital gain tax rate, and is included in accumulated other comprehensive income as part of stockholders’ equity.
     The authoritative accounting guidance prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken on income tax returns. Under this guidance, income tax benefits are recognized and measured based upon a two-step model: 1) a tax position must be more likely than not to be sustained based solely on its technical merits in order to be recognized, and 2) the benefit is measured as the largest dollar amount of that position that is more likely than not to be sustained upon settlement. The difference between the benefit recognized in accordance with this model and the tax benefit claimed on a tax return is referred to as an Unrecognized Tax Benefit (“UTB”).
     The Corporation classified all interest and penalties, if any, related to tax uncertainties as income tax expense. The amount of UTBs may increase or decrease for various reasons, including changes in the amounts for current tax year positions, the expiration of open income tax returns due to the expiration of statutes of limitations, changes in management’s judgment about the level of uncertainty, the status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. There were no UTBs outstanding as of June 30, 2011 and December 31, 2010.

FINANCIAL CONDITION AND OPERATING DATA ANALYSIS
Assets
     Total assets were approximately $14.1 billion as of June 30, 2011, down $1.5 billion from approximately $15.6 billion as of December 31, 2010. The Corporation continued to execute deleveraging initiatives included in the capital plan submitted to its regulators in order to preserve and improve its capital position. Total loans decreased $1.2 billion driven by sales completed during the first half of 2011, including $518 million of performing residential mortgage loans to another financial institution and the previously reported sale of a pool of loans, mainly adversely classified loans, amounting to approximately $269 million to CPG/GS. Charge-offs, principal repayments of commercial credit facilities, sales of participations in commercial loan, sales of troubled assets in Florida, loan securitizations and foreclosures also contributed to a lower loan portfolio. Total investment securities decreased by $377.4 million, driven by sales and prepayments of U.S. agency MBS, partially offset by purchases of highly liquid U.S. Treasury Bills. In line with the planned reduction of brokered CDs, the Corporation used some of the proceeds from sales of loans and investments to pay down maturing brokered CDs. The Corporation expects to use excess liquidity maintained in cash and short-term highly liquid securities (i.e. Treasury bills) to pay down maturing brokered CDs and other funding sources.
     Loan Portfolio
     The following table presents the composition of the Corporation’s loan portfolio, including loans held for sale, as of the dates indicated:

	June 30,	December 31,
(In thousands)	2011	2010
Residential mortgage loans	$2,880,989	$3,417,417

Commercial loans:
Construction loans	515,934	700,579
Commercial mortgage loans	1,590,633	1,670,161
Commercial and Industrial loans	3,883,645	3,861,545
Loans to local financial institutions collateralized by real estate mortgages	282,003	290,219

Total commercial loans	6,272,215	6,522,504

Finance leases	263,223	282,904

Consumer loans	1,349,098	1,432,611

Total loans, held for investment	10,765,525	11,655,436

Loans held for sale	20,781	300,766

Total loans	10,786,306	11,956,202
Less:
Allowance for loan and lease losses	(540,878)	(553,025)

Total loans, net	$10,245,428	$11,403,177

     As of June 30, 2011, the Corporation’s total loans decreased by $1.2 billion, when compared with the balance as of December 31, 2010. All major loan categories decreased from 2010 levels mainly as a result of loans sales coupled with pay-downs and charge-offs, with the exception of the C&I loan portfolio which increased mainly due to loans granted to CPG/GS and due to certain construction loans converted to permanent C&I loans during 2011.

     Of the total gross loan portfolio held for investment of $10.8 billion as of June 30, 2011, approximately 84% has credit risk concentration in Puerto Rico, 8% in the United States (mainly in the state of Florida) and 8% in the Virgin Islands, as shown in the following table:

	Puerto	Virgin
As of June 30, 2011	Rico	Islands	Florida	Total
		(In thousands)
Residential mortgage loans	$2,155,355	$417,613	$308,021	$2,880,989

Commercial loans:
Construction loans	331,244	153,746	30,944	515,934
Commercial mortgage loans	1,060,028	63,279	467,326	1,590,633
Commercial and Industrial loans	3,644,631	210,893	28,121	3,883,645
Loans to local financial institutions collateralized by real estate mortgages	282,003	—	—	282,003

Total commercial loans	5,317,906	427,918	526,391	6,272,215

Finance leases	263,223	—	—	263,223

Consumer loans	1,256,589	60,901	31,608	1,349,098

Total loans held for investment, gross	8,993,073	906,432	866,020	10,765,525

Allowance for loans and lease losses	(453,990)	(34,271)	(52,617)	(540,878)

Total loans held for investment, net	8,539,083	872,161	813,403	10,224,647

Loans held for sale	18,000	2,781	—	20,781

Total loans	$8,557,083	$874,942	$813,403	$10,245,428

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
     The following table details First BanCorp’s loan production, including purchases and refinancings, for the periods indicated:

	Quarter Ended June 30,		Six-month Period Ended June 30,
	2011	2010	2011	2010
		(In thousands)
Residential real estate	$139,981	$140,216	$255,207	$266,888
C&I and commercial mortgage	270,766	313,970	689,789	618,905
Construction	19,037	46,495	54,394	97,348
Finance leases	21,436	21,206	41,546	44,256
Consumer	117,619	129,112	223,909	260,595

Total loan production	$568,839	$650,999	$1,264,845	$1,287,992

     The Corporation is experiencing continued loan demand and has continued with its targeted originations strategies. During the second quarter and first half of 2011 total loan originations, including refinancings and draws from existing commitments, amounted to approximately $568.8 million and $1.3 billion, respectively, compared to $651 million and $1.3 billion, respectively, for the comparable periods in 2010. The decrease for the second quarter of 2011, compared to 2010, was mainly related to construction loans, as the majority of originations for this portfolio came from draws of existing commitments, and due to lower credit facilities granted to the Puerto Rico and Virgin Islands government. Credit facilities granted to government were $26.4 million and $48.0 million for the second quarter and first half of 2011, respectively, compared to $51.0 million and $127.2 million, respectively, for the comparable periods in 2010. In addition to decreases in originations of construction and government loans, originations of consumer and residential mortgage loans also decreased during 2011 as compared to 2010. However, the second quarter of 2011 showed an increase of 15% in consumer-based originations, such as residential and consumer loans, compared to the first quarter of 2011 which is a positive sign.

          Residential Real Estate Loans
     As of June 30, 2011, the Corporation’s residential real estate loan portfolio held for investment decreased by $536.4 million as compared to the balance as of December 31, 2010. The majority of the Corporation’s outstanding balance of residential mortgage loans consists of fixed-rate, fully amortizing, full documentation loans. In accordance with the Corporation’s underwriting guidelines, residential real estate loans are mostly fully documented loans, and the Corporation is not actively involved in the origination of negative amortization loans or adjustable-rate mortgage loans. The decrease was a combination of sales of approximately $518 million of performing loans to another financial institution, sales of $55.7 million to FNMA and FHLMC in the secondary market, and securitizations of $90.3 million. Charge-offs and foreclosures also contributed to the decrease. Refer to the “Contractual Obligations and Commitments” discussion below for additional information about outstanding commitments to sell mortgage loans.
          Commercial and Construction Loans
     As of June 30, 2011, the Corporation’s commercial and construction loan portfolio held for investment decreased by $250.3 million, as compared to the balance as of December 31, 2010, due mainly to charge-offs of $125.8 million, a reduction of $80 million in the outstanding balance of credit facilities extended to the Puerto Rico and U.S. Virgin Islands governments, the sale of the underlying collateral of a $33 million non-performing asset in Florida, sales of participation interests in $30.4 million of certain commercial loans and pay downs. The Corporation’s commercial loans are primarily variable- and adjustable-rate loans.
     On February 16, 2011, FirstBank sold an asset portfolio consisting of performing and non-performing construction, commercial mortgage and C&I loans with an aggregate book value of $269.3 million to CPG/GS. In exchange for the sale, the Corporation received $88.5 million in cash and a 35% interest in CPB/GS. In connection with the sale, FirstBank provided seller financing to CPG/GS in the amount of $136.1 million under 7-year loan that bears variable interest at 30-day LIBOR plus 300 basis points and is secured by a pledge of all of the acquiring entity’s assets as well as the 65% ownership interest of the majority owner of CPG/GS, PRLP Ventures LLC (“PRLP”). As of June 30, 2011, the carrying amount of the loan is $136.1 million and is included in the Corporation’s C&I loan receivable portfolio; while the carrying value of FirstBank’s equity interest is $46.1 million as of June 30, 2011, accounted under the equity method and included as part of Investment in unconsolidated entities in the Statement of Financial Condition. The 35% interest of FirstBank in CPB/GS is subordinated to PRLP’s priority right to recover its initial investment and receive a priority return of 12%. Accordingly, FirstBank’s equity interest in CPG/GS is subject to the risk of loss depending upon the performance of the transferred loans. Refer to Note 11 of the accompanying unaudited consolidated financial statements for additional information about the determination of the value of the FirstBank’s investment in CPG/GS.
     FirstBank also provided an $80 million advance facility to CPG/GS to fund unfunded commitments and costs to complete projects under construction, which was fully disbursed in the first half of 2011, and a $20 million working capital line of credit to fund certain expenses of CPG/GS. These loans bear variable interest at 30-day LIBOR plus 300 basis points. As of June 30, 2011, the carrying value of the advance facility and working capital line were $80.0 million and $0, respectively, and are included in the Corporation’s C&I loan receivable portfolio.
     As of June 30, 2011, the Corporation had $216.4 million outstanding of credit facilities granted to the Puerto Rico government and/or its political subdivisions, down from $325.1 million as of December 31, 2010, and $113.2 million granted to the Virgin Islands government, up from $84.3 million as of December 31, 2010. A substantial portion of these credit facilities are obligations that have a specific source of income or revenues identified for their repayment, such as property taxes collected by the central Government and/or municipalities. Another portion of these obligations consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power and water utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities in Puerto Rico for which the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment.
     Aside from loans extended to the Puerto Rico government and its political subdivisions, the largest loan to one borrower as of June 30, 2011 in the amount of $282.0 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual real-estate loans, mostly 1-4 residential mortgage loans.
     Construction loans originations decreased by $27.5 million and $43.0 million for the quarter and six-month period ended June 30, 2011, respectively, as compared to the same periods in 2010, due to the strategic decision by the Corporation to reduce its exposure to construction projects in both Puerto Rico and the United States. The Corporation’s construction lending volume has been stagnant for the last two years due to the slowdown in the U.S. housing market and the current economic environment in Puerto Rico. The Corporation has significantly reduced its exposure to construction loans in its Florida operations and construction loan originations in Puerto Rico are mainly draws from existing commitments. More than 93% of the construction loan originations in 2011 are related to disbursements from previous established commitments and new loans are mainly associated with construction loans to individuals. In Puerto Rico, absorption rates on low income residential projects financed by the Corporation showed signs of improvement during 2010 but the market is still under pressure because of an oversupply of housing units compounded by lower demand and diminished consumer purchasing power and confidence.

     As a key initiative to increase the absorption rate in residential construction projects, the Corporation has engaged in discussions with developers to review sales strategies and provide additional incentives to supplement the Puerto Rico Government housing stimulus package enacted in September 2010. From September 1, 2010 to October 31, 2011, the Government of Puerto Rico is providing tax and transaction fees incentives to both purchasers and sellers (whether a Puerto Rico resident or not) of new and existing residential property, as well as commercial property with a sales price of no more than $3 million. Among its provisions, the housing stimulus package provides various types of income and property taxes exemptions as well as reduced closing costs, including:
•	Purchase/Sale of New Residential Property within the Period
     — Any long term capital gain upon the subsequent sale of new residential property will be 100% exempt from the payment of income taxes. The purchaser will have an exemption for five years on the payment of property taxes. The cost of filing stamps and seals are waived during the period.
•	Purchase/Sale of Existing Residential Property, or Commercial Property with a Sales Price of No More than $3 Million, within the Period (“Qualified Property”)
     — Any long term capital gain upon selling Qualified Property within the Period will be 100% exempt from the payment of income taxes. Fifty percent of the long term capital gain derived from the future sale of the foregoing property will be exempt from the payment of income taxes, including the basic alternative tax and the alternative minimum tax. Fifty percent of the cost of filing stamps and seals are waived during the period.
•	Rental Income from Residential Properties
     — Income derived from the rental of new or existing residential property will be exempt from income taxes for a period of up to 10 calendar years, commencing on January 1, 2011.
     This legislation is aimed to alleviate some of the stress in the construction industry.
     The construction loan portfolio held for investment in Puerto Rico decreased by $106.1 million during the first half of 2011 driven mainly by loans converted to permanent financing commercial mortgage and C&I loans and charge-offs. In Florida the construction portfolio decreased by $47.6 million, driven by the repossession and subsequent sale of the underlying collateral of a $33.0 million residential project and due to charge-offs during the first half of 2011.
     The composition of the Corporation’s construction loan portfolio held for investment as of June 30, 2011 by category and geographic location follows:

	Puerto	Virgin
As of June 30, 2011	Rico	Islands	Florida	Total
		(In thousands)
Loans for residential housing projects:
High-rise (1)	$12,358	$—	$—	$12,358
Mid-rise (2)	33,055	4,939	38	38,032
Single-family detach	45,150	1,540	4,780	51,470

Total for residential housing projects	90,563	6,479	4,818	101,860

Construction loans to individuals secured by residential properties	9,016	9,520	—	18,536
Condo-conversion loans	6,905	—	—	6,905
Loans for commercial projects	74,440	95,485	—	169,925
Bridge loans — residential	52,394	—	—	52,394
Bridge loans — commercial	—	24,032	12,697	36,729
Land loans — residential	51,328	15,395	9,125	75,848
Land loans — commercial	44,341	2,126	4,320	50,787
Working capital	3,052	1,041	—	4,093

Total before net deferred fees and allowance for loan losses	332,039	154,078	30,960	517,077

Net deferred fees	(795)	(332)	(16)	(1,143)

Total construction loan portfolio, gross	331,244	153,746	30,944	515,934

Allowance for loan losses	(93,579)	(24,487)	(13,278)	(131,344)

Total construction loan portfolio, net	$237,665	$129,259	$17,666	$384,590

(1)	For purposes of the above table, high-rise portfolio is composed of buildings with more than 7 stories, composed of two projects in Puerto Rico.

(2)	Mid-rise relates to buildings of up to 7 stories.

     The following table presents further information on the Corporation’s construction portfolio as of and for the six-month period ended June 30, 2011:

(Dollars in thousands)
Total undisbursed funds under existing commitments	$155,423

Construction loans held for investment in non-accrual status (1)	$280,286

Net charge offs — Construction loans (2)	$64,445

Allowance for loan losses — Construction loans	$131,344

Non-performing construction loans to total construction loans	54.33%

Allowance for loan losses — construction loans to total construction loans	25.46%

Net charge-offs (annualized) to total average construction loans (1)	17.53%

(1)	Excludes $5.1 million of non-performing construction loans held for sale as of June 30, 2011.

(2)	Includes net charge-offs of $10.7 million related to construction loans in Florida, $19.3 million related to construction loans in Puerto Rico and $13.4 million related to construction loans in the Virgin Islands.
     The following summarizes the construction loans for residential housing projects in Puerto Rico segregated by the estimated selling price of the units:

(In thousands)
Under $300k	$55,424
$300k — $600k	8,450
Over $600k (1)	26,689

$90,563

(1)	Mainly composed of one single-family detached project that account for approximately 70% of the residential housing projects in Puerto Rico with selling prices over $600k.
          Consumer Loans and Finance Leases
     As of June 30, 2011, the Corporation’s consumer loan and finance leases portfolio decreased by $103.2 million, as compared to the portfolio balance as of December 31, 2010. This is mainly the result of repayments and charge-offs that on a combined basis more than offset the volume of loan originations during the first half of 2011. Nevertheless, the Corporation experienced a decrease in net charge-offs for consumer loans and finance leases that amounted to $20.2 million for the first half of 2011, as compared to $27.3 million for the same period a year ago.
Investment Activities
     As part of its strategy to diversify its revenue sources and maximize its net interest income, First BanCorp maintains an investment portfolio that is classified as available-for-sale or held-to-maturity. The Corporation’s total investment securities portfolio as of June 30, 2011 amounted to $2.9 billion, a reduction of $377.4 million mainly due to sales and prepayments of U.S. agency MBS. The reduction was the net result of approximately $640 million of U.S. agency MBS and of $105 million of U.S. agency floating rate CMOs sold during the first half of 2011, the call of approximately $50 million of investment securities (mainly U.S. agency debt securities) and MBS prepayments, partially offset by the purchase of approximately $532 million of U.S. Treasury securities with maturities ranging from 4-6 months. The Corporation also acquired during 2011 approximately $200 million of U.S. Treasury bills with a maturity of less than 3 months that were considered a cash equivalent and were included as part of money market instruments. While the asset sales during the first and second quarter of 2011 were substantial, the full de-leverage associated with them could not be achieved until the scheduled maturities of the borrowed funds. As a result, the Corporation kept excess liquidity during the second quarter through short-term U.S. Treasury bill.
     The sales completed during the first half of 2011 included the sale of $330 million of MBS originally intended to be held to maturity as a result of the deleverage initiatives included in the Corporation’s capital plan. After the sale and consistent with the Corporation’s ongoing capital management strategy, the remaining $89 million of investment securities held-to-maturity portfolio was reclassified to the available-for-sale portfolio during the first quarter of 2011. Over 92% of the Corporation’s available-for-sale portfolio is invested in U.S. Government and Agency debentures and fixed-rate U.S. government sponsored-agency MBS (mainly FNMA and FHLMC fixed-rate securities). On August 5, 2011, Standard and Poor’s lowered its long term credit rating on the United States of America from AAA to AA+ and on August 8, 2011, Standard and Poor’s lowered its credit ratings of the obligations of certain U.S. Government sponsored entities, including FNMA, FHLB and Freddie Mac, and other agencies with securities linked to long-term U.S. Government debt. These downgrades could have material adverse impact on global financial markets and economic conditions, and its ultimate impact is unpredictable and may not be immediately apparent. The Corporation’s investment in equity securities is minimal, approximately $0.1 million, which consists of common stock of a financial institution in Puerto Rico.
The following table presents the carrying value of investments at the indicated dates:

	As of	As of
	June 30,	December 31,
(In thousands)	2011	2010
	(In thousands)
Money market investments	$114,209	$115,560

Investment securities held-to-maturity, at amortized cost:
U.S. Government and agencies obligations	—	8,487
Puerto Rico Government obligations	—	23,949
Mortgage-backed securities	—	418,951
Corporate bonds	—	2,000

	—	453,387

Investment securities available-for-sale, at fair value:
U.S. Government and agencies obligations	1,697,218	1,212,067
Puerto Rico Government obligations	162,315	136,841
Mortgage-backed securities	973,091	1,395,486
Corporate bonds	1,379	—
Equity securities	83	59

	2,834,086	2,744,453

Other equity securities, including $41.0 million and $54.6 million of FHLB stock as of June 30, 2011 and December 31, 2010, respectively	42,252	55,932

Total money market and investment securities	$2,990,547	$3,369,332

Mortgage-backed securities at the indicated dates consist of:

	As of	As of
	June 30,	December 31,
(In thousands)	2011	2010
Held-to-maturity
FHLMC certificates	$—	$2,569
FNMA certificates	—	416,382

	—	418,951

Available-for-sale
FHLMC certificates	3,184	1,817
GNMA certificates	792,979	991,378
FNMA certificates	110,106	215,059
Collateralized Mortgage Obligations issued or guaranteed by FHLMC, FNMA and GNMA	—	114,915
Other mortgage pass-through certificates	66,822	72,317

	973,091	1,395,486

Total mortgage-backed securities	$973,091	$1,814,437

The carrying values of investment securities classified as available-for-sale as of June 30, 2011 by contractual maturity (excluding mortgage-backed securities and equity securities) are shown below:

	Carrying	Weighted
(Dollars in thousands)	Amount	Average Yield %
U.S. Government and agencies obligations
Due within one year	$1,238,311	0.66
Due after one year through five years	458,907	1.43

	1,697,218	0.87

Puerto Rico Government obligations
Due within one year	732	6.68
Due after one year through five years	40,244	5.08
Due after five years through ten years	111,449	5.21
Due after ten years	9,890	5.88

	162,315	5.22

Corporate bonds
Due after ten years	1,379	5.80

	1,379	5.80

Total	1,860,912	1.25

Mortgage-backed securities	973,091	3.89

Equity securities	83	—

Total investment securities available for sale	$2,834,086	2.15

     Net interest income of future periods will be affected by the Corporation’s decision to deleverage its investment securities portfolio to preserve its capital position and from balance sheet repositioning strategies. Also, net interest income could be affected by prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on these securities, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration in the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. Approximately $50.1 million of investment securities, mainly U.S. agency debentures, with an average yield of 2.01% were called during the first half of 2011. As of June 30, 2011, the Corporation has approximately $330.0 million in debt securities (U.S. agency and Puerto Rico government securities) with embedded calls and with an average yield of 2.46%. Refer to the “Risk Management” section below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and of the interest rate risk management strategies followed by the Corporation. Also refer to Note 4 to the accompanying unaudited consolidated financial statements for additional information regarding the Corporation’s investment portfolio.
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

     The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. As of June 30, 2011, FirstBank could not pay any dividend to the parent company except upon receipt of prior approval by the FED.
     The Asset and Liability Committee of the Board of Directors is responsible for establishing the Corporation’s liquidity policy as well as approving operating and contingency procedures, and monitoring liquidity on an ongoing basis. Management’s Investment and Asset Liability Committee (“MIALCO”), using measures of liquidity developed by management, which involve the use of several assumptions, reviews the Corporation’s liquidity position on a monthly basis. The MIALCO oversees liquidity management, interest rate risk and other related matters. The MIALCO, which reports to the Board of Directors’ Asset and Liability Committee, is composed of senior management officers, including the Chief Executive Officer, the Chief Financial Officer, the Chief Risk Officer, the Retail Financial Services Director, the Risk Manager of the Treasury and Investments Division, the Asset/Liability Manager and the Treasurer. The Treasury and Investments Division is responsible for planning and executing the Corporation’s funding activities and strategy, monitoring liquidity availability on a daily basis and reviewing liquidity measures on a weekly basis. The Treasury and Investments Accounting and Operations area of the Comptroller’s Department is responsible for calculating the liquidity measurements used by the Treasury and Investment Division to review the Corporation’s liquidity position on a monthly basis, the Asset/Liability Manager estimates the liquidity gap for longer periods.
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
     The Corporation manages its liquidity in a proactive manner, and maintains a sound liquidity position. Multiple measures are utilized to monitor the Corporation’s liquidity position, including Basic Liquidity and time-based reserve measures. The Corporation has maintained a Basic Liquidity to assets ratio (cash, free liquid assets, and secured lines of credit to total assets) well in excess of the self-imposed minimum limit of 5%. As of June 30, 2011, the estimated basic liquidity ratio was approximately 11%, including un-pledged investment securities, and FHLB line of credit. At the end of the quarter, the Corporation had $445 million available for additional credit on the FHLB line of credit. Unpledged liquid securities as of June 30, 2011 mainly consisted of U.S. Treasury securities fixed-rate MBS and U.S. agency debentures totaling approximately $862.3 million. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the Basic Liquidity measure. The Corporation has continued to issue brokered CDs pursuant to approvals received from the FDIC to renew or roll over certain amounts through September 30, 2011.
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
     The Corporation has deleveraged its balance sheet by reducing the amounts of brokered CDs. The reductions in brokered CDs are consistent with the requirements of the Order that preclude the issuance of brokered CDs without FDIC approval and require a plan to reduce the amount of brokered CDs. Brokered CDs decreased $1.1 billion to $5.2 billion as of June 30, 2011 from $6.3 billion as of December 31, 2010. At the same time, as the Corporation focuses on reducing its reliance on brokered deposits, it is seeking to add core deposits.
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
     The Corporation’s principal sources of funding are:
Brokered CDs — A large portion of the Corporation’s funding has been retail brokered CDs issued by the Bank subsidiary, FirstBank Puerto Rico. Total brokered CDs decreased from $6.3 billion at year-end 2010 to $5.2 billion as of June 30, 2011. Although all the regulatory capital ratios exceeded the established “well capitalized” levels at June 30, 2011, because of the Order with the FDIC, FirstBank cannot be considered a “well capitalized” institution under regulatory guidance and cannot replace maturing brokered CDs without the prior approval of the FDIC. Since the issuance of the Order, the FDIC has granted the Bank temporary waivers to enable it to continue accessing the brokered deposit market through September 30, 2011. The Corporation has been using proceeds from repayments and sales of loans and investments to pay down maturing borrowings, including brokered CDs.
The average remaining term to maturity of the retail brokered CDs outstanding as of June 30, 2011 is approximately 1 year. Approximately 0.5% of the principal value of these certificates are callable at the Corporation’s option.
The use of brokered CDs has been particularly important for the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining regular retail deposits in Puerto Rico. The brokered CDs market is very competitive and liquid, and the Corporation has been able to obtain substantial amounts of funding in short periods of time. This strategy has enhanced the Corporation’s liquidity position, since the brokered CDs are insured by the FDIC up to regulatory limits and can be obtained faster compared to regular retail deposits. Should the FDIC fail to approve waivers for the renewal of brokered CD’s, the Corporation would have to execute an accelerated de-leveraging through a systematic disposition of assets to meet its liquidity needs. During the first half of 2011, the Corporation issued $415.7 million in brokered CDs to renew maturing brokered CDs having an average coupon of 0.88% (all-in cost of 1.15%). Management believes it will continue to obtain waivers from the restrictions in the issuance of brokered CDs under the Order to meet its obligations and execute its business plans.
     The following table presents a maturity summary of brokered and retail CDs with denominations of $100,000 or higher as of June 30, 2011:

Total
(In thousands)
Three months or less	$1,114,208
Over three months to six months	1,192,390
Over six months to one year	1,597,603
Over one year	2,597,924

Total	$6,502,125

Certificates of deposit in denominations of $100,000 or higher include brokered CDs of $5.2 billion issued to deposit brokers in the form of large ($100,000 or more) certificates of deposit that are generally participated out by brokers in shares of less than $100,000 and are therefore insured by the FDIC. Certificates of deposit with denomination of $100,000 or higher also include $18.1 million of deposits through the Certificate of Deposit Account Registry Service (CDARS). In an effort to meet customer needs and provide its customers with the best products and services available, the Corporation’s bank subsidiary, FirstBank Puerto Rico, has joined a program that gives depositors the opportunity to insure their money beyond the standard FDIC coverage. CDARS can offer customers access to FDIC insurance coverage beyond the $250 thousand per account without limit by placing deposit in multiple banks through a single bank gateway, when they enter into the CDARS Deposit Placement Agreement, while earning attractive returns on their deposits.
Retail deposits — The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. Total deposits, excluding brokered CDs, increased by $66.0 million to $5.9 billion from the balance of $5.8 billion as of December 31, 2010, reflecting increases in core-deposit products such as retail CDs and commercial demand deposit accounts. Refer to Note 12 in the accompanying unaudited financial statements for further details.
Refer to the “Net Interest Income” discussion above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarter and six-month periods ended June 30, 2011 and 2010.
Securities sold under agreements to repurchase - The Corporation’s investment portfolio is funded in part with repurchase agreements. Securities sold under repurchase agreements were $1.2 billion as of June 30, 2011, compared with $1.4 billion as of

December 31, 2010. The decrease relates to $200 million of repurchase agreement repaid prior to maturity. A loss of $1.6 million on the early extinguishment of repurchase agreements was recorded during the second quarter of 2011. One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. All of the $1.2 billion of repurchase agreements outstanding as of June 30, 2011 consist of structured repurchase agreements. The access to this type of funding was affected by the liquidity turmoil in the financial markets witnessed in the second half of 2008 and in 2009. Certain counterparties are still not willing to extend the term of maturing repurchase agreements. Nevertheless, in addition to short-term repos, the Corporation has been able to maintain access to credit by using cost-effective sources such as FHLB advances. Refer to Note 13 in the accompanying notes to the unaudited interim consolidated financial statements for further details about repurchase agreements outstanding by counterparty and maturities.
     Under the Corporation’s repurchase agreements, as is the case with derivative contracts, the Corporation is required to pledge cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines due to changes in interest rates, a liquidity crisis or any other factor, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Given the quality of the collateral pledged, the Corporation has not experienced significant margin calls from counterparties arising from credit-quality-related write-downs in valuations and, as of June 30, 2011, it had only $0.5 million of cash equivalent instruments deposited in connection with collateralized interest rate swap agreements.
Advances from the FHLB — The Corporation’s Bank subsidiary is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages as collateral for advances taken. As of June 30, 2011 and December 31, 2010, the outstanding balance of FHLB advances was $420.4 million and $653.4 million, respectively. Approximately $333.4 million of outstanding advances from the FHLB have maturities of over one year. As part of its precautionary initiatives to safeguard access to credit and obtain low interest rates, the Corporation has been pledging assets with the FHLB while at the same time the FHLB has been revising its credit guidelines and “haircuts” in the computation of availability of credit lines. At the end of the second quarter of 2011, the Corporation had $445 million available for additional credit on FHLB lines of credit.
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
     With respect to the Corporation’s $231.9 million of outstanding subordinated debentures, we have provided, within the time frame prescribed by the indentures governing the subordinated debentures, a notice to the trustees of the subordinated debentures of our election to extend the interest payments on the debentures. Under the indentures, we have the right, from time to time, and without causing an event of default, to defer payments of interest on the subordinated debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. We have elected to defer the interest payments that were due in September and December 2010 and in March and June 2011 because the Federal Reserve advised us that it would not provide its approval for the payment of interest on these subordinated debentures.
     The Corporation’s principal uses of funds are the origination of loans and the repayment of maturing deposits and borrowings. The Corporation has committed substantial resources to its mortgage banking subsidiary, FirstMortgage Inc. As a result, the ratio of residential real estate loans as a percentage of total loans has increased over time from 14% at December 31, 2004 to 27% at June 30, 2011. Commensurate with the increase in its mortgage banking activities, the Corporation has also invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities. The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid in large part because of the sale or guarantee programs of the FHA, VA, HUD, FNMA and FHLMC. The Corporation obtained Commitment Authority to issue GNMA mortgage-backed securities from GNMA and, under this program, the Corporation completed the securitization of approximately $90.3 million of FHA/VA mortgage loans into GNMA MBS during the first half of 2011. Any regulatory actions affecting GNMA, FNMA or FHLMC could adversely affect the secondary mortgage market.
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

     The Corporation’s credit as a long-term issuer is currently rated CCC+ on credit watch positive by Standard & Poor’s (“S&P”) and CC by Fitch Ratings Limited (“Fitch”). At the FirstBank subsidiary level, long-term issuer ratings are currently Caa2 on credit watch positive by Moody’s Investor Service (“Moody’s”), eight notches below their definition of investment grade; CCC+ on credit watch positive by S&P seven notches below their definition of investment grade, and CC by Fitch, eight notches below their definition of investment grade.
     During 2010, the Corporation suffered credit rating downgrades from S&P (from B to CCC+), and Fitch (from B- to CC) rating services. The FirstBank subsidiary also experienced credit rating downgrades in 2010: Moody’s from B1 to B3, S&P from B to CCC+, and Fitch from B to CC. Furthermore, in April 2011 Moody’s downgraded the Bank’s credit rating from B3 to Caa2. The Corporation does not have any outstanding debt or derivative agreements that would be affected by the recent credit downgrades. Furthermore, given our non-reliance on corporate debt or other instruments directly linked in terms of pricing or volume to credit ratings, the liquidity of the Corporation so far has not been affected in any material way by the downgrades. The Corporation’s ability to access new non-deposit sources of funding, however, could be adversely affected by these credit ratings and any additional downgrades.
     Cash Flows
     Cash and cash equivalents were $353.7 million and $545.1 million at June 30, 2011 and 2010, respectively. These balances decreased by $16.6 million and $159.0 million from December 31, 2010 and 2009, respectively. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during the first half of 2011 and 2010.
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
     For the first half of 2011 and 2010, net cash provided by operating activities was $74.8 million and $111.4 million, respectively. Net cash generated from operating activities was higher than net loss reported largely as a result of adjustments for operating items such as the provision for loan and lease losses partially offset by adjustments to net income from the gain on sale of investments
     Cash Flows from Investing Activities
     The Corporation’s investing activities primarily include originating loans to be held to maturity and purchasing, selling and repayments of its available-for-sale and held-to-maturity investment securities. For the first half of 2011, net cash provided by investing activities was $1.3 billion, primarily reflecting proceeds from loans (including sales and paydowns), as well as proceeds from securities sold or called during the first half of 2011 and MBS prepayments. Proceeds from sales of securities and loans and from repayments of loans and MBS were used in part to paydown maturing brokered CDs and other funding sources.
     For the first half of 2010, net cash provided by investing activities was $1.1 billion, primarily reflecting proceeds from loans, as well as proceeds from securities sold or called during the first half of 2010 and MBS prepayments. Partially offsetting these sources of cash were cash used for loan origination disbursements and purchases of available-for-sale securities.
Cash Flows from Financing Activities
     The Corporation’s financing activities primarily include the receipt of deposits and issuance of brokered CDs, the issuance and payments of long-term debt, the issuance of equity instruments and activities related to its short-term funding. In addition, the Corporation paid monthly dividends on its preferred stock and quarterly dividends on its common stock until it announced the suspension of dividends beginning in August 2009. In the first half of 2011, net cash used in financing activities was $1.4 billion due to repayments of maturing brokered CDs coupled with repayments of repurchase agreements and FHLB advances.
     In the first half of 2010, net cash used in financing activities was $1.4 billion due to the Corporation’s decision to deleverage its balance sheet and pay down maturing repurchase agreements as well as advances from the FHLB and the FED. Partially offsetting these cash reductions was the growth of the core deposit base.
Capital
     The Corporation’s stockholders’ equity amounted to $1.0 billion as of June 30, 2011, a decrease of $48.4 million compared to the balance as of December 31, 2010, driven by the net loss of $43.3 million for the first half of 2011 and a decrease of $5.1 million in other comprehensive income due to lower unrealized gains on available for sale securities. Based on the Agreement with the FED, currently neither First BanCorp, nor FirstBank, is permitted to pay dividends on capital securities without prior approval.
     Effective June 2, 2010, FirstBank, by and through its Board of Directors, entered into the Order with the FDIC (see “Description of Business”). Although all of FirstBank’s regulatory capital ratios exceeded the established “well capitalized” levels at June 30, 2011, because of the Order with the FDIC, FirstBank cannot be considered a “well capitalized” institution under regulatory guidance. Set forth below are First BanCorp’s, and FirstBank Puerto Rico’s regulatory capital ratios as of June 30, 2011 and December 31, 2010, based on existing established FED and FDIC guidelines.

		Banking Subsidiary
	First		To be well	Consent Order
	BanCorp	FirstBank	capitalized	Requirements over time
As of June 30, 2011
Total capital (Total capital to risk-weighted assets)	12.40%	12.15%	10.00%	12.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	11.08%	10.83%	6.00%	10.00%
Leverage ratio	8.04%	7.87%	5.00%	8.00%

As of December 31, 2010

Total capital (Total capital to risk-weighted assets)	12.02%	11.57%	10.00%	12.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	10.73%	10.28%	6.00%	10.00%
Leverage ratio	7.57%	7.25%	5.00%	8.00%
     The improvement in the capital ratios was primarily related to deleveraging strategies completed during the first half of 2011 as further explained below and, in the case of FirstBank, also due to a $22 million capital contribution from the holding company.
     The Consent Order required that FirstBank submit a Capital Plan to the FDIC detailing the manner by which it would achieve a total capital to risk-weighted assets ratio of at least 12%, a Tier 1 capital to risk-weighted assets of at least 10% and a leverage ratio of at least 8% over time. In this respect, FirstBank submitted in March 2011, an updated Capital Plan that contemplates a $350 million capital raise through the issuance of new common shares for cash, and other actions to further reduce the Corporation’s and the Bank’s risk-weighted assets, strengthen their capital positions and meet the minimum capital ratios required for FirstBank under the FDIC Order. Among the strategies contemplated in the Capital Plan are further reductions of the Corporation’s loan portfolio and investment portfolio. The Capital Plan identified specific targeted Leverage, Tier 1 Capital to Risk-Weighted Assets and Total Capital to Risk-Weighted Assets ratios to be achieved by the Bank each calendar quarter until the capital levels required under the FDIC Order are achieved.
     Among the deleveraging strategies incorporated into the Capital Plan and completed during the first half of 2011 are the following:
•	Sales of performing first lien residential mortgage loans- The Bank completed sales of approximately $518 million of residential mortgage loans to another financial institution.
•	Sales of investment securities — The Bank has completed sales of approximately $632 million of U.S. Agency MBS.
•	Sale of commercial loan participations — The Bank sold approximately $45 million in loan participations.
•	Sale of adversely classified and non-performing loans — The Bank sold loans with a book value of $269.3 million to CPG/GS in exchange for $88.5 million of cash, an acquisition loan of $136.1 million and a 35%, interest in CPG/GS. Approximately 93% of the loans were adversely classified loans and 55% were in non-performing status.
     Proceeds from the sales of assets were used, in part, to pay down maturing liabilities. Although the Bank expected to meet the minimum capital ratios by June 30, 2011, given the time lag between the sales of the assets and the maturity of liabilities, the average assets for the quarter remained at higher levels, thus affecting temporarily the leverage ratio for the quarter. However, when computed using ending assets balance at June 30, 2011, which already include the full effect of deleverage, the leverage ratio would have been 8.38% and 8.20% for First BanCorp and FirstBank, respectively. Since the Bank’s leverage ratio exceeded 8% as of June 30, 2011, based on the ending balance of assets, the Bank is technically in compliance with the minimum required capital ratios.
     With respect to capital raise efforts, during the second quarter of 2011 the Corporation entered into separate agreements with Thomas H. Lee Partners, L.P. (“THL”) and with two funds managed by Oaktree Capital Management, L.P. (“Oaktree”) under which THL and Oaktree would purchase an aggregate of approximately $348.2 million ($174.1 million each investor) of common stock of the Corporation at a per share price of $3.50 provided the Corporation sells an aggregate of $500 million of shares of common stock. Each of this two investors’ investment will represent approximately 24.36% of the outstanding shares of the Corporation’s common stock upon completion of the capital raise and the conversion into common stock of the $424.2 million of the Series G Preferred Stock, held by the U.S. Treasury. The Corporation has also entered into investment agreements with institutional investors and other private equity firms for the issuance of an aggregate of approximately $176.8 million of the Corporation’s common stock, which, together with the THL and Oaktree investments, result in $525 million in commitments.

The completion of this transaction is subject to the approval of the Corporation’s stockholders and regulators. If approved, the transaction is expected to close during the third quarter of 2011.
     If the stockholders and regulators approve the $525 million capital raise, the Corporation will issue 150 million shares of common stock at $3.50 per share and will immediately exercise its right to compel the conversion of all of the outstanding Series G Preferred Stock, which is held by the U.S. Treasury, into approximately 32.9 million shares of common stock. Also, the Corporation plans to conduct a rights offering that will enable current stockholders to purchase up to 10.7 million shares of common stock at the same $3.50 price per share for an aggregate of $37.3 million. The Corporation is expected to have nearly 229.98 million shares outstanding following the issuance of common stock to institutional investors and private equity firms, the conversion of the Series G Preferred Stock into common stock, the successful completion of the rights offering and the issuance of shares upon the exercise of anti-dilution rights held by certain of the institutional investors in the capital raise.
     If the Corporation is unable to complete the capital raise, other capital preservation strategies are contemplated, including among others, an accelerated deleverage strategy through the sales of assets, which could allow us to continue to meet the minimum capital requirements required by the Order. The Corporation’s tangible common equity ratio increased to 3.84% as of June 30, 2011, from 3.80% as of December 31, 2010, and the Tier 1 common equity to risk-weighted assets ratio as of June 30, 2011 decreased to 4.93% from 5.01% as of December 31, 2010.
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
     The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets for the periods ended June 30, 2011 and December 31, 2010, respectively:

	June 30,	December 31,
(In thousands)	2011	2010
Total equity — GAAP	$1,009,578	$1,057,959
Preferred equity	(428,703)	(425,009)
Goodwill	(28,098)	(28,098)
Core deposit intangible	(12,866)	(14,043)

Tangible common equity	$539,911	$590,809

Total assets — GAAP	$14,113,973	$15,593,077
Goodwill	(28,098)	(28,098)
Core deposit intangible	(12,866)	(14,043)

Tangible assets	$14,073,009	$15,550,936

Common shares outstanding	21,304	21,304

Tangible common equity ratio	3.84%	3.80%
Tangible book value per common share	$25.34	$27.73
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
The following table reconciles stockholders’ equity (GAAP) to Tier 1 common equity:

	June 30,	December 31,
(In thousands)	2011	2010
Total equity — GAAP	$1,009,578	$1,057,959
Qualifying preferred stock	(428,703)	(425,009)
Unrealized gain on available-for-sale securities (1)	(12,659)	(17,736)
Disallowed deferred tax asset (2)	(272)	(815)
Goodwill	(28,098)	(28,098)
Core deposit intangible	(12,866)	(14,043)
Cumulative change gain in fair value of liabilities acounted for under a fair value option	(1,889)	(2,185)
Other disallowed assets	(808)	(226)

Tier 1 common equity	$524,283	$569,847

Total risk-weighted assets	$10,630,162	$11,372,856

Tier 1 common equity to risk-weighted assets ratio	4.93%	5.01%

1-	Tier 1 capital excludes net unrealized gains (losses) on available-for-sale debt securities and net unrealized gains on available-for-sale equity securities with readily determinable fair values, in accordance with regulatory risk-based capital guidelines. In arriving at Tier 1 capital, institutions are required to deduct net unrealized losses on available-for-sale equity securities with readily determinable fair values, net of tax.

2-	Approximately $11 million and $13 million of the Corporation’s deferred tax assets at June 30, 2011 and December 31, 2010, respectively were included without limitation in regulatory capital pursuant to the risk-based capital guidelines, while approximately $0.3 million of such assets at June 30, 2011 and $0.8 million at December 31, 2010 exceeded the limitation imposed by these guidelines and, as “disallowed deferred tax assets,” were deducted in arriving at Tier 1 capital. According to regulatory capital guidelines, the deferred tax assets that are dependent upon future taxable income are limited for inclusion in Tier 1 capital to the lesser of: (i) the amount of such deferred tax asset that the entity expects to realize within one year of the calendar quarter end-date, based on its projected future taxable income for that year or (ii) 10% of the amount of the entity’s Tier 1 capital. Approximately $5 million of the Corporation’s deferred tax liability at June 30, 2011 and December 31, 2010 represented primarily the deferred tax effects of unrealized gains and losses on available-for-sale debt securities, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines.
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
     As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. As of June 30, 2011, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $723.6 million and $70.3 million, respectively. Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with prospective borrowers.

     Contractual Obligations and Commitments
     The following table presents a detail of the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments
	As of June 30, 2011
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
			(In thousands)
Contractual obligations:
Certificates of deposit	$7,444,618	4,555,416	2,813,656	61,541	14,005
Federal funds purchased and securities sold under agreements to repurchase	1,200,000	100,000	600,000	500,000	—
Advances from FHLB	420,440	87,000	333,440	—	—
Notes payable	19,715	7,341	—	—	12,374
Other borrowings	231,959	—	—	—	231,959

Total contractual obligations	$9,316,732	$4,749,757	$3,747,096	$561,541	$258,338

Commitments to sell mortgage loans	$59,872	$59,872

Standby letters of credit	$30,422	$30,422

Commitments to extend credit:
Lines of credit	$566,718	$566,718
Letters of credit	39,861	39,861
Commitments to originate loans	156,862	106,862	$50,000

Total commercial commitments	$763,441	$713,441	$50,000

     The Corporation has obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under other commitments to sell mortgage loans at fair value and to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Other contractual obligations result mainly from contracts for the rental and maintenance of equipment. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. There have been no significant or unexpected draws on existing commitments. In the case of credit cards and personal lines of credit, the Corporation can cancel at any time and without cause cancel the unused credit facility. In the ordinary course of business, the Corporation enters into operating leases and other commercial commitments. There have been no significant changes in such contractual obligations since December 31, 2010.
     Lehman Brothers Special Financing, Inc. (“Lehman”) was the counterparty to the Corporation on certain interest rate swap agreements. During the third quarter of 2008, Lehman failed to pay the scheduled net cash settlement due to the Corporation, which constituted an event of default under those interest rate swap agreements. The Corporation terminated all interest rate swaps with Lehman and replaced them with other counterparties under similar terms and conditions. In connection with the unpaid net cash settlement due as of June 30, 2011 under the swap agreements, the Corporation has an unsecured counterparty exposure with Lehman, which filed for bankruptcy on October 3, 2008, of approximately $1.4 million. This exposure was reserved in the third quarter of 2008. The Corporation had pledged collateral of $63.6 million with Lehman to guarantee its performance under the swap agreements in the event payment there under was required. The book value of pledged securities with Lehman as of June 30, 2011 amounted to approximately $64.5 million.
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
     Interest Rate Risk Management
     First BanCorp manages its asset/liability position in order to limit the effects of changes in interest rates on net interest income and to maintain stability of profitability under varying interest rate environments. The MIALCO oversees interest rate risk and meetings focus on, among other things, current and expected conditions in world financial markets, competition and prevailing rates in the local deposit market, liquidity, securities market values, recent or proposed changes to the investment portfolio, alternative funding sources and related costs, hedging and the possible purchase of derivatives such as swaps and caps, and any tax or regulatory issues which may be pertinent to these areas. The MIALCO approves funding decisions in light of the Corporation’s overall growth strategies and objectives.
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
     These simulations are highly complex, and use many simplifying assumptions that are intended to reflect the general behavior of the balance sheet components over the period in question. It is unlikely that actual events will match these assumptions in all cases. For this reason, the results of these forward-looking computations are only approximations of the true sensitivity of net interest income to changes in market interest rates.
     The following table presents the results of the simulations as of June 30, 2011 and December 31, 2010. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives and liabilities measured at fair value:

	June 30, 2011				December 31, 2010
	Net Interest Income Risk (Projected for the next 12 months)				Net Interest Income Risk (Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
+ 200 bps ramp	$9.8	2.40%	$23.6	5.75%	$24.8	5.37%	$24.8	5.60%
- 200 bps ramp	$(2.2)	(0.54)%	$(11.8)	(2.89)%	$(22.8)	(4.94)%	$(24.2)	(5.48)%
     The Corporation continues to manage its balance sheet structure to control the overall interest rate risk and preserve its capital position. The Corporation continued with a deleveraging and balance sheet repositioning strategy. During the first half of 2011, the Corporation sold approximately $745 million of MBS, while the loan portfolio decreased by $1.2 billion. This decrease in assets from deleveraging strategies allowed a reduction of approximately $1.5 billion in wholesale funding since December 31, 2010, including brokered CDs, FHLB advances and repurchase agreements. In addition, the Corporation continues to grow its core deposit base while adjusting the mix of its funding sources to better match the expected average life of the assets.
     Taking into consideration the above-mentioned facts for modeling purposes, the net interest income for the next twelve months under a non-static balance sheet scenario, is estimated to increase by $23.6 million in a gradual parallel upward move of 200 basis points.
     Following the Corporation’s risk management policies, modeling of the downward “parallel” rates moves by anchoring the short end of the curve, (falling rates with a flattening curve) was performed, even though, given the current level of rates as of June 30, 2011, some market interest rate were projected to be close to zero. Under this scenario the net interest income for the next twelve months in a non-static balance sheet scenario is estimated to decrease by $11.8 million.
Derivatives
     First BanCorp uses derivative instruments and other strategies to manage its exposure to interest rate risk caused by changes in interest rates beyond management’s control.
     The following summarizes major strategies, including derivative activities, used by the Corporation in managing interest rate risk:
Interest rate cap agreements — Interest rate cap agreements provide the right to receive cash if a reference interest rate rises above a contractual rate. The value increases as the reference interest rate rises. The Corporation enters into interest rate cap agreements for protection from rising interest rates. Specifically, the interest rate on certain of the Corporation’s commercial loans to other financial institutions is generally a variable rate limited to the weighted-average coupon of the referenced residential mortgage collateral, less a contractual servicing fee. During the second quarter of 2010, the counterparty for interest rate caps for certain private label MBS was taken over by the FDIC, which resulted in the immediate cancelation of all outstanding commitments, and as a result, interest rate caps with a notional amount of $100 million are no longer considered to be derivative financial instruments. The total exposure to fair value of $3.0 million related to such contracts was reclassified to an account receivable.
Interest rate swaps — Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of June 30, 2011, most of the interest rate swaps outstanding are used for protection against rising interest rates. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.
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
Forward Contracts — Forward contracts are sales of to-be-announced (“TBA”) mortgage-backed securities that will settle over the standard delivery date and do not qualify as “regular way” security trades. Regular-way security trades are contracts with no net settlement provision and no market mechanism to facilitate net settlement and they provide for delivery of a security within the time generally established by regulations or conventions in the market-place or exchange in which the transaction is being executed. The forward sales are considered derivative instruments that need to be marked-to-market. These securities are used to hedge the FHA/VA residential mortgage loans securitizations of the mortgage-banking operations. Unrealized gains (losses) are recognized as part of mortgage banking activities in the Consolidated Statement of (Loss) Income.
For detailed information regarding the volume of derivative activities (e.g. notional amounts), location and fair values of derivative instruments in the Statement of Financial Condition and the amount of gains and losses reported in the Statement of Loss, refer to Note 9 in the accompanying unaudited consolidated financial statements.

The following tables summarize the fair value changes in the Corporation’s derivatives as well as the sources of the fair values:

Six-month period ended
(In thousands)	June 30, 2011
Fair value of contracts outstanding at the beginning of the period	$(4,796)
Contracts terminated or called during the period	(15)
Changes in fair value during the period	(905)

Fair value of contracts outstanding as of June 30, 2011	$(5,716)

Source of Fair Value

	Payments Due by Period
	Maturity			Maturity
	Less Than	Maturity	Maturity	In Excess	Total
(In thousands)	One Year	1-3 Years	3-5 Years	of 5 Years	Fair Value
As of June 30, 2011
Pricing from observable market inputs	$(33)	$(580)	$—	$(5,103)	$(5,716)

	$(33)	$(580)	$—	$(5,103)	$(5,716)

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
     As of June 30, 2011 and December 31, 2010, all of the derivative instruments held by the Corporation were considered economic undesignated hedges.
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

     Set forth below is a detailed analysis of the Corporation’s credit exposure by counterparty with respect to derivative instruments outstanding as of June 30, 2011 and December 31, 2010.

		As of June 30, 2011
			Total			Accrued
(In thousands)			Exposure at	Negative	Total	interest receivable
Counterparty	Rating(1)	Notional	Fair Value(2)	Fair Values	Fair Value	(payable)
Interest rate swaps with rated counterparties:
JP Morgan	A+	$35,030	$—	$(5,682)	$(5,682)	$—
Credit Suisse First Boston	A+	5,474	—	(368)	(368)	—
Goldman Sachs	A	6,515	988	—	988	—
Morgan Stanley	A	108,371	—	—	—	—

		155,390	988	(6,050)	(5,062)	—

Other derivatives:
Other derivatives (3)		137,960	421	(1,075)	(654)	(136)

Total		$293,350	$1,409	$(7,125)	$(5,716)	$(136)

		As of December 31, 2010
			Total			Accrued
(In thousands)			Exposure at	Negative	Total	interest receivable
Counterparty	Rating(1)	Notional	Fair Value(2)	Fair Values	Fair Value	(payable)
Interest rate swaps with rated counterparties:
JP Morgan	A+	$42,808	$889	$(4,865)	$(3,976)	$—
Credit Suisse First Boston	A+	5,493	—	(327)	(327)	—
Goldman Sachs	A	6,515	664	—	664	—
Morgan Stanley	A	108,829	1	—	1	—

		163,645	1,554	(5,192)	(3,638)	—
Other derivatives:
Other derivatives (3)		127,837	351	(1,509)	(1,158)	(140)

Total		$291,482	$1,905	$(6,701)	$(4,796)	$(140)

(1)	Based on the S&P and Fitch Long Term Issuer Credit Ratings.

(2)	For each counterparty, this amount includes derivatives with positive fair value excluding the related accrued interest receivable/payable.

(3)	Credit exposure with several Puerto Rico counterparties for which a credit rating is not readily available and forward contracts.
     A “Hull-White Interest Rate Tree” approach is used to value the option components of derivative instruments. The discounting of the cash flows is performed using US dollar LIBOR-based discount rates or yield curves that account for the industry sector and the credit rating of the counterparty and/or the Corporation. Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments resulted in an unrealized gain of approximately $0.6 million as of June 30, 2011. The Corporation compares the valuations obtained with valuations received from counterparties, as an internal control procedure
Credit Risk Management
     First BanCorp is subject to credit risk mainly with respect to its portfolio of loans receivable and off-balance sheet instruments, mainly derivatives and loan commitments. Loans receivable represents loans that First BanCorp holds for investment and, therefore, First BanCorp is at risk for the term of the loan. Loan commitments represent commitments to extend credit, subject to specific conditions, for specific amounts and maturities. These commitments may expose the Corporation to credit risk and are subject to the same review and approval process as for loans. Refer to “Contractual Obligations and Commitments” above for further details. The credit risk of derivatives arises from the potential of the counterparty’s default on its contractual obligations. To manage this credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. For further details and information on the Corporation’s derivative credit risk exposure, refer to the “— Interest Rate Risk Management” section above. The Corporation manages its credit risk through credit policy, underwriting, independent loan review and quality control procedures, statistical analysis, comprehensive financial analysis, and established management committees. The Corporation also employs proactive collection and loss mitigation efforts. Furthermore, personnel performing structured loan workout functions are responsible for avoiding defaults and minimizing losses upon default within each region and for each business segment. In the case of C&I, commercial mortgage and construction loan portfolios, the Special Asset Group (“SAG”) focuses on strategies for the accelerated reduction of non-performing assets through note sales, loss mitigation programs, and sales of REO. In addition to the management of the resolution process for problem loans, the SAG oversees collection efforts for all loans to prevent migration to the non-performing and/or adversely classified status. The SAG utilizes relationship officers, collection specialists and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary.

     The Corporation may also have risk of default in the securities portfolio. The securities held by the Corporation are principally fixed-rate mortgage-backed securities and U.S. Treasury and agency securities. Thus, a substantial portion of these instruments is backed by mortgages, a guarantee of a U.S. government-sponsored entity or the full faith and credit of the U.S. government.
     Management, comprised of the Corporation’s Commercial Credit Risk Officer, Retail Credit Risk Officer, Chief Lending Officer, and other senior executives, has the primary responsibility for setting strategies to achieve the Corporation’s credit risk goals and objectives. These goals and objectives are documented in the Corporation’s Credit Policy.
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
     For all other loans, which include, small, homogeneous loans, such as auto loans, all classes in the Consumer loans portfolio, residential mortgages in amounts under $1 million, and commercial and construction loans not considered impaired, the Corporation maintains a general valuation allowance. The risk category of these loans is based on the delinquency and the Corporation updates the factors used to compute the reserve factors on a quarterly basis. The general reserve for consumer loans is based on factors such as delinquency trends, credit bureau score bands, portfolio type, geographical location, bankruptcy trends, recent market transactions, collateral values, and other environmental factors such as economic forecasts. The analyses of the residential mortgage pools are performed at the individual loan level and then aggregated to determine the expected loss ratio. The model applies risk-adjusted prepayment curves, default curves, and severity curves to each loan in the pool. The severity is affected by the expected house price scenario based on recent house price trends. Default curves are used in the model to determine expected delinquency levels. The risk-adjusted timing of liquidation and associated costs is used in the model and is risk-adjusted for the area in which the property is located (Puerto Rico, Florida, or Virgin Islands). For commercial loans, including construction loans, the general reserve is based on historical loss ratios. Loss rates are based on the moving average of charge-offs over a historical 24-month loss period, applying adjustments, as necessary, to each loss rate based on assessments of recent charge-off trends (12 months), collateral values, and economic and business influences impacting expected losses. The methodology of accounting for all probable losses in loans not individually measured for impairment purposes is made in accordance with authoritative accounting guidance that requires that losses be accrued when they are probable of occurring and estimable.
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
     The Corporation continued to strengthen its reserve coverage for most portfolios. The allowance for loan losses to total loans for residential mortgage loans increased from 1.82% at December 31, 2010 to 2.34% as of June 30, 2011. The C&I loans reserve coverage ratio increased from 3.68% at December 31, 2010 to 4.53% at June 30, 2011. The construction loans reserve coverage ratio increased from 21.69% as of December 31, 2010 to 25.46% at June 30, 2011. In contrast, the commercial mortgage reserve coverage decreased from 6.32% at December 31, 2010 to 5.71% at June 30, 2011, due to lower historical loss rates, while the consumer and finance leases reserve coverage ratio decreased from 4.69% as of December 31, 2010 to 3.89% at June 30, 2011 due to decreases in delinquency levels, historical loss rates and improvements in certain market and economic indicators relevant to this segment.
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
     As shown in the following table, the allowance for loan and lease losses amounted to $540.9 million, or 5.02% of total loans, at June 30, 2011, compared with $553.0 million, or 4.54% of total loans at December 31, 2010. Refer to the “Provision for Loan and Lease Losses” discussion above for additional information.

     The following table sets forth an analysis of the activity in the allowance for loan and lease losses during the periods indicated:

Quarter Ended	Six-month Period Ended
June 30,	June 30,
(Dollars in thousands)	2011	2010	2011	2010
Allowance for loan and lease losses, beginning of period	$561,695	$575,303	$553,025	$528,120

Provision (recovery) for loan and lease losses:
Residential mortgage	12,845	31,307	19,172	60,046
Commercial mortgage	6,062	26,562	19,443	67,352
Commercial and Industrial	21,486	46,052	62,972	35,135
Construction	21,354	32,068	43,817	131,370
Consumer and finance leases	(2,563)	10,804	2,512	23,855

Provision for loan and lease losses	59,184	146,793	147,916	317,758

Charge-offs:
Residential mortgage	(9,091)	(17,623)	(14,495)	(30,969)
Commercial mortgage	(3,160)	(17,989)	(34,331)	(37,307)
Commercial and Industrial	(11,811)	(26,186)	(28,155)	(50,108)
Construction	(47,310)	(43,250)	(66,475)	(96,573)
Consumer and finance leases	(12,113)	(15,468)	(24,082)	(31,865)

(83,485)	(120,516)	(167,538)	(246,822)

Recoveries:
Residential mortgage	154	4	397	4
Commercial mortgage	10	150	77	171
Commercial and Industrial	1,048	167	1,104	313
Construction	103	46	2,030	154
Consumer and finance leases	2,169	2,357	3,867	4,606

3,484	2,724	7,475	5,248

Net charge offs	(80,001)	(117,792)	(160,063)	(241,574)

Allowance for loan and lease losses, end of period	$540,878	$604,304	$540,878	$604,304

Allowance for loan and lease losses to period end total loans receivable	5.02%	4.83%	5.02%	4.83%
Net charge-offs annualized to average loans outstanding during the period	2.91%	3.62%	2.82%	3.63%
Provision for loan and lease losses to net charge-offs during the period	0.74	x	1.25	x	0.92	x	1.32	x
     The following table sets forth information concerning the allocation of the allowance for loan and lease losses by loan category and the percentage of loan balances in each category to the total of such loans as of the dates indicated:

	As of		As of
	June 30, 2011		December 31, 2010
(In thousands)	Amount	Percent	Amount	Percent
Residential mortgage	$67,404	27%	$62,330	29%
Commercial mortgage loans	90,785	15%	105,596	14%
Construction loans	131,344	5%	151,972	6%
Commercial and Industrial loans (including loans to local financial institutions)	188,562	38%	152,641	36%
Consumer loans and finance leases	62,783	15%	80,486	15%

	$540,878	100%	$553,025	100%

     The following table sets forth information concerning the composition of the Corporation’s allowance for loan and lease losses as of June 30, 2011 and December 31, 2010 by loan category and by whether the allowance and related provisions were calculated individually or through a general valuation allowance:

	Residential Mortgage	Commercial		Construction	Consumer and
(Dollars in thousands)	Loans	Mortgage Loans	C&I Loans	Loans	Finance Leases	Total
As of June 30, 2011

Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$170,109	$23,357	$59,138	$22,533	$1,545	$276,682

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	397,817	218,937	311,406	268,326	10,062	1,206,548
Allowance for loan and lease losses	52,073	30,402	92,162	71,149	678	246,464
Allowance for loan and lease losses to principal balance	13.09%	13.89%	29.60%	26.52%	6.74%	20.43%

Loans with general allowance:
Principal balance of loans	2,313,063	1,348,339	3,795,104	225,075	1,600,714	9,282,295
Allowance for loan and lease losses	15,331	60,383	96,400	60,195	62,105	294,414
Allowance for loan and lease losses to principal balance	0.66%	4.48%	2.54%	26.74%	3.88%	3.17%

Total loans held for investment:
Principal balance of loans	$2,880,989	$1,590,633	$4,165,648	$515,934	$1,612,321	$10,765,525
Allowance for loan and lease losses	67,404	90,785	188,562	131,344	62,783	540,878
Allowance for loan and lease losses to principal balance	2.34%	5.71%	4.53%	25.46%	3.89%	5.02%

As of December 31, 2010

Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$244,648	$32,328	$54,631	$25,074	$659	$357,340

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	311,187	150,442	325,206	237,970	1,496	1,026,301
Allowance for loan and lease losses	42,666	26,869	65,030	57,833	264	192,662
Allowance for loan and lease losses to principal balance	13.71%	17.86%	20.00%	24.30%	17.65%	18.77%

Loans with general allowance:
Principal balance of loans	2,861,582	1,487,391	3,771,927	437,535	1,713,360	10,271,795
Allowance for loan and lease losses	19,664	78,727	87,611	94,139	80,222	360,363
Allowance for loan and lease losses to principal balance	0.69%	5.29%	2.32%	21.52%	4.68%	3.51%

Total loans held for investment:
Principal balance of loans	$3,417,417	$1,670,161	$4,151,764	$700,579	$1,715,515	$11,655,436
Allowance for loan and lease losses	62,330	105,596	152,641	151,972	80,486	553,025
Allowance for loan and lease losses to principal balance	1.82%	6.32%	3.68%	21.69%	4.69%	4.74%
     The following tables show the activity for impaired loans and the related specific reserves during the first half of 2011:

	Quarter ended		Six-month period ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(In thousands)
Impaired Loans:
Balance at beginning of period	$1,562,122	$1,846,086	$1,383,641	$1,656,264
Loans determined impaired during the period	62,124	253,195	339,672	570,528
Net charge-offs	(66,271)	(98,376)	(126,891)	(199,635)
Loans sold, net of charge-offs	—	(52,000)	(850)	(70,749)
Loans foreclosed, paid in full and partial payments or no longer considered impaired, net	(74,745)	(78,073)	(112,342)	(85,576)

Balance at end of period	$1,483,230	$1,870,832	$1,483,230	$1,870,832

	Quarter ended		Six-month period ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(In thousands)
Specific Reserve:
Balance at beginning of period	$253,476	$245,300	$192,662	$182,145
Provision for loan losses	59,259	130,718	180,693	295,132
Net charge-offs	(66,271)	(98,376)	(126,891)	(199,635)

Balance at end of period	$246,464	$277,642	$246,464	$277,642

Credit Quality
Credit quality performance in 2011 continued to show signs of stabilization, as demonstrated by, among other things, a $30.5 million decrease in non-performing loans held for investment and a $16.2 million decrease in adversely classified commercial and construction loans held for investment. Total adversely classified commercial and construction loans held for investment decreased to $1.220 billion as of June 30, 2011 ($581.1 million — C&I loans; $305.4 million — commercial mortgage loans; $334.0 million — construction loans) from $1.237 billion as of December 31, 2010 ($558.9 million — C&I loans; $353.9 million commercial mortgage loans; $323.9 million — construction loans). Charge-offs, sales, loan modifications and payments result in a lower ending balance of non-performing assets. Other key credit quality metrics showed improvements, including declines in net charge offs.
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
     Other Repossessed Property
     The other repossessed property category includes generally repossessed boats and autos acquired in settlement of loans. Repossessed boats and autos are recorded at the lower of cost or estimated fair value.
     Investment Securities
     This category presents investment securities reclassified to non-performing status, at their book value.
     Past Due Loans 90 days and still accruing
     These are accruing loans which are contractually delinquent 90 days or more. These past due loans are either current as to interest but delinquent in the payment of principal or are insured or guaranteed under applicable FHA and VA programs.

The following table presents non-performing assets as of the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2011	2010
Non-performing loans held for investment:
Residential mortgage	$380,165	$392,134
Commercial mortgage	196,037	217,165
Commercial and Industrial	309,888	317,243
Construction	280,286	263,056
Consumer and finance leases	42,065	49,391

Total non-performing loans held for investment	1,208,441	1,238,989

Other real estate owned	96,618	84,897
Other repossessed property	14,884	14,023
Investment securities (1)	64,543	64,543

Total non-performing assets, excluding loans held for sale	$1,384,486	$1,402,452

Non-perfoming loans held for sale	5,087	159,321

Total non-performing assets, including loans held for sale	$1,389,573	$1,561,773

Past due loans 90 days and still accruing	$156,919	$144,114
Non-performing assets to total assets	9.85%	9.96%
Non-performing loans held for investment to total loans held for investment	11.23%	10.63%
Allowance for loan and lease losses	540,878	553,025
Allowance to total non-performing loans held for investment	44.76%	44.64%
Allowance to total non-performing loans held for investment, excluding residential real estate loans	65.30%	65.30%

(1)	Collateral pledged with Lehman Brothers Special Financing, Inc.

The following table shows non-performing assets by geographic segment:

	June 30,	December 31,
(Dollars in thousands)	2011	2010
Puerto Rico:
Non-performing loans held for investment:
Residential mortgage	$325,145	$330,737
Commercial mortgage	144,668	177,617
Commercial and Industrial	301,195	307,608
Construction	166,467	196,948
Finance leases	3,208	3,935
Consumer	36,829	43,241

Total non-performing loans held for investment	977,512	1,060,086

REO	74,067	67,488
Other repossessed property	14,715	13,839
Investment securities	64,543	64,543

Total non-performing assets, excluding loans held for sale	$1,130,837	$1,205,956
Non-performing loans held for sale	5,087	159,321

Total non-performing assets, including loans held for sale	$1,135,924	$1,365,277

Past due loans 90 days and still accruing	$132,491	$142,756

Virgin Islands:
Non-performing loans held for investment:
Residential mortgage	$11,165	$9,655
Commercial mortgage	7,566	7,868
Commercial and Industrial	5,689	6,078
Construction	109,144	16,473
Consumer	767	927

Total non-performing loans held for investment	134,331	41,001

REO	5,812	2,899
Other repossessed property	137	108

Total non-performing assets, excluding loans held for sale	$140,280	$44,008
Non-performing loans held for sale	—	—

Total non-performing assets, including loans held for sale	$140,280	$44,008

Past due loans 90 days and still accruing	$18,013	$1,358

Florida:
Non-performing loans held for investment:
Residential mortgage	$43,855	$51,742
Commercial mortgage	43,803	31,680
Commercial and Industrial	3,004	3,557
Construction	4,675	49,635
Consumer	1,261	1,288

Total non-performing loans held for investment	96,598	137,902

REO	16,739	14,510
Other repossessed property	32	76

Total non-performing assets, excluding loans held for sale	$113,369	$152,488
Non-performing loans held for sale	—	—

Total non-performing assets, including loans held for sale	$113,369	$152,488

Past due loans 90 days and still accruing	$6,415	$—

     Total non-performing loans were $1.21 billion as of June 30, 2011, down from $1.40 billion at December 31, 2010. The completion of the loan sale transaction with CPG/GS in which the Corporation has a 35% subordinated interest removed approximately $153.6 million of non-performing loans and $257 million of adversely classified loans from the balance sheet. The Bank’s 35% interest in CPG/GS is subordinated to the interest of the majority investor in CPG/GS, which is entitled to recover its investment and receive a priority 12% return on its invested capital. The Corporation’s equity interest of $46.1 million is subordinated to the aggregate amount of its loans to CPG/GS in the amount of $216.1 million as of June 30, 2011 and to the interest and priority return of CPG/GS majority investor. Total non-performing loans held for investment, which exclude non-performing loans held for sale, were $1.21 billion at June 30, 2011, which represented 11.23% of total loans held for investment. This was down $30.5 million from December 31, 2010. The decrease in non-performing loans held for investment from the fourth quarter of 2010 reflected declines in all loan categories, except for the construction loan portfolio.
     Non-performing commercial mortgage loans held for investment decreased by $21.1 million, or 9.73%, from the end of the fourth quarter of 2010. This decline was substantially related to a $85.6 million loan relationship in Puerto Rico and one loan relationship in Florida, amounting to $3.5 million, which were formally restructured so as to be reasonably assured of principal and interest repayment and of performance according to its modified terms. The Corporation restructured each of these relationships through loan splitting. The decrease was partially offset by loans entering into non-accrual, driven by two relationships in excess of $10 million. In Puerto Rico, a $46.1 million loan relationship entered into non-performing status in the second quarter of 2011 and a $16.0 million loan was also placed in non-performing status during the second quarter of 2011 in Florida. Non-performing commercial mortgage loans in the Virgin Islands decreased $0.3 million from December 31, 2010.
     Non-performing residential mortgage loans decreased by $12.0 million from the balance as of December 31, 2010. The decrease was associated with several factors, including: (i) loans modified that successfully completed a trial period prior to be restored to accrual status, (ii) charge-offs, and (iii) foreclosures. The amount of loans restored to accrual status due to payments received was offset by the additions to non-performing registered during the period. In Puerto Rico, non-performing residential mortgage loans decreased by $5.6 million. Meanwhile, non-performing residential mortgage loans decreased by $7.9 million in the United States, and increased $1.5 million in the Virgin Islands. Approximately $247.6 million, or 65% of total non-performing residential mortgage loans, have been written down to their net realizable value as of June 30, 2011.
     C&I non-performing loans held for investment decreased by $7.4 million, or 2.32%, from the end of the fourth quarter of 2010. The decrease was primarily related to payments and charge-offs. The Corporation received aggregate payments of approximately $21.8 million on two non-performing loans in Puerto Rico during the second quarter of 2011. The Corporation recorded $27.1 million in net charge-offs for the first half of 2011, of which $26.3 million relate to the Puerto Rico portfolio. In the United States and the Virgin Islands, C&I non-performing loans decreased by $0.6 million and $0.4 million, respectively.
     The levels of non-performing consumer loans, including finance leases, showed a $7.3 million decrease during the first half of 2011. The decrease was mainly related to auto financings in Puerto Rico, partially offset by an increase in non-performing boat financings.
     Non-performing construction loans held for investment increased by $17.2 million, or 6.55%, from the end of the fourth quarter of 2010. The increase mainly reflected to the placement in non-performing status of a $100 million loan relationship related to a commercial project in the Virgin Islands region, which was the single largest construction relationship in performing status prior to 2011. This was partially offset by charge-offs and problem credit resolutions including the sale of troubled assets. The Corporation recorded $27.4 million in charge-offs related to the aforementioned $100 million relationship. Non-performing construction loans in the United States decreased $45.0 million mainly due to the repossession and subsequent sale of the underlying collateral of a $33.0 million residential project in Florida and due to a $2.1 million loan which was formally restructured so as to be reasonably assured of principal and interest repayment and performance according to its modified terms. Non-performing construction loans in Puerto Rico decreased $30.5 million mainly due to payments and charge-offs. There were no inflows of construction projects into non-performing status in Puerto Rico and the United States during the first half of 2011. In the Virgin Islands region a $14.7 million loan (net of a $6.9 million charge-off) associated with the development of a commercial real estate project was placed in non-performing status and coupled with the $100 million relationship, contributed to a $92.7 million increase in non-performing loans for this region.
     At June 30, 2011, approximately $152.2 million of the loans placed in non-accrual status, mainly construction and commercial loans, were current, or had delinquencies of less than 90 days in their interest payments, including $68.9 million of restructured loans maintained in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status. Collections are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.
     During the six month period ended June 30, 2011, interest income of approximately $2.4 million related to non-performing loans with a carrying value of $617.3 million as of June 30, 2011, mainly non-performing construction and commercial loans, was applied against the related principal balances under the cost-recovery method.

     The allowance to non-performing loans held for investment ratio as of June 30, 2011 was 44.76%, compared to 44.64% as of December 31, 2010. As of June 30, 2011, approximately $396.5 million, or 32.8%, of total non-performing loans have been charged-off to their net realizable value as shown in the following table.

	Residential	Commercial		Construction	Consumer and
(Dollars in thousands)	Mortgage Loans	Mortgage Loans	C&I Loans	Loans	Finance Leases	Total
As of June 30, 2011

Non-performing loans held for investment charged-off to realizable value	$247,594	$16,444	$68,227	$62,733	$1,545	$396,543
Other non-performing loans held for investment	132,571	179,593	241,661	217,553	40,520	811,898

Total non-performing loans held for investment	$380,165	$196,037	$309,888	$280,286	$42,065	$1,208,441

Allowance to non-performing loans held for investment	17.73%	46.31%	60.85%	46.86%	149.25%	44.76%
Allowance to non-performing loans held for investment, excluding non-performing loans charged-off to realizable value	50.84%	50.55%	78.03%	60.37%	154.94%	66.62%

As of December 31, 2010

Non-performing loans held for investment charged-off to realizable value	$291,118	$20,239	$101,151	$32,139	$659	$445,306
Other non-performing loans held for investment	101,016	196,926	216,092	230,917	48,732	793,683

Total non-performing loans held for investment	$392,134	$217,165	$317,243	$263,056	$49,391	$1,238,989

Allowance to non-performing loans held for investment	15.90%	48.62%	48.11%	57.77%	162.96%	44.64%
Allowance to non-performing loans held for investment, excluding non-performing loans charged-off to realizable value	61.70%	53.62%	70.64%	65.81%	165.16%	69.68%
     The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico and through programs sponsored by the Federal Government. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction and residential mortgage loans in the U.S. mainland fit the definition of TDR. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of June 30, 2011, the Corporation’s TDR loans consisted of $303.0 million of residential mortgage loans, $49.4 million commercial and industrial loans, $151.3 million commercial mortgage loans, $14.1 million of construction loans and $9.2 million of consumer loans. Outstanding unfunded loan commitments on TDR loans amounted to $1.1 million as of June 30, 2011.
     Included in the $151.3 million of commercial mortgage TDR loans are certain loan relationships restructured through loan splitting, two in the second quarter of 2011, one in the first quarter of 2011 and one in the fourth quarter of 2010. Each of these loan relationships were restructured into two notes; one that represents the portion of the loan that is expected to be fully collected along with contractual interest and the second note that represents the portion of the original loan that was charged-off. The renegotiations of these loans have been made after analyzing the borrowers’ and guarantors capacity to repay the debt and ability to perform under the modified terms. For the first relationship restructured in the second quarter, the first note amounting to $2.1 million was placed on a monthly amortization schedule that amortizes the debt over 30 years and the second note for $3.6 million represents mainly previously taken charge-offs on this loan. For the second relationship restructured in the second quarter, the first note of $3.9 million was placed on a 30 year amortization schedule at a market rate of interest, while the second note of $1.3 million, was charged-off. For the relationship restructured in the first quarter of 2011, the first note of $57.5 million was placed on a monthly payment that amortize the debt over 30 years at a market rate of interest. The second note, amounting to $28.3 million was fully charged-off. For the relationship restructured in the fourth quarter of 2010, as part of the renegotiation of the loans, the first note of $17 million was placed on a monthly payment schedule that amortizes the debt over 30 years at a market rate of interest. The second note for $2.7 million was fully charged-off. The following tables provide additional information about the volume of this type of loan restructurings and the effect on the allowance for loan and lease losses in 2011.

Principal balance deemed collectible at end of period	$80,189

Amount charged-off during the first half of 2011	$29,576

Charges to the provision for loan losses	$5,989

Allowance for loan losses	$1,034

     The loans comprising the $80.2 million that have been deemed collectible were placed in accruing status as the borrowers have exhibited a period of sustained performance but continue to be individually evaluated for impairment purposes. These loans contributed to a $110.0 million decrease in non-performing loans over the last three quarters.
     The REO portfolio, which is part of non-performing assets, increased by $11.7 million, mainly reflecting increases in commercial properties in the United States, and increases in both residential and commercial properties in Puerto Rico and the Virgin Islands, partially offset by sales. Consistent with the Corporation’s assessment of the value of properties and current and future market conditions, management continues to execute strategies to dispose of real estate acquired in satisfaction of debt. During the first half of 2011, the Corporation sold approximately $29.5 million of REO properties ($11.1 million in Florida, $17.8 million in Puerto Rico and $0.6 million in the Virgin Islands). These figures exclude the aforementioned $33.0 million land loan in Florida which was acquired through foreclosure and sold during the second quarter of 2011.
The over 90-day delinquent, but still accruing, loans held for investment, excluding loans guaranteed by the U.S. Government, increased during the first half of 2011 by $11.2 million to $74.0 million, or 0.69% of total loans held for investment, at June 30, 2011. However, loans 30 to 59 days delinquent decreased $60.1 million, or 14%, to $366.1 million as of June 30, 2011.
Net Charge-offs and Total Credit Losses
     Total net charge-offs for the first half of 2011 were $160.1 million, or 2.82% of average loans on an annualized basis. This was down $81.5 million, or 34%, from $241.6 million, or an annualized 3.63%, in the first half of 2010. Lower net charge-offs were reflected in the Puerto Rico portfolio, primarily in construction loans, and the United States portfolio, primarily in the construction and commercial mortgage loans; with a $49.3 million and $66.9 million decrease, respectively. Net charge-offs in the Virgin Islands increased by $34.7 million.
     Construction loans net charge-offs in the first half of 2011 were $64.4 million, down from $96.4 million in the first half of 2010. Net charge-offs for construction loans in the Virgin Islands amounted to $34.4 million, of 53% of total net charge-offs for construction loans in 2011, of which $27.4 million relate to the aforementioned $100 million relationship placed in non-performing status in 2011. Construction loan net-charge-offs in Puerto Rico amounted to $19.3 million, or $35.2 million lower than net charge-offs for the first half of 2010, driven by four relationships with charge-offs totaling $15.7 million associated with commercial and residential projects. In the United States, construction loan net charge-offs were $10.7 million, a decrease of $31.1 million when compared to the same period in 2010, of which approximately $5.1 million was related to the foreclosure of a land loan that was sold during the second quarter of 2011. After this sale, the construction portfolio in the United States has been reduced to $30.9 million as of June 30, 2011, from $78.5 million as of December 31, 2010.
     Commercial mortgage loan net charge-offs in the first half of 2011 were $34.3 million, or an annualized 4.26% of related average loans, down from $37.1 million or an annualized 4.71% of related average loans, in the first half of 2010. Net charge-offs for commercial mortgage loans were mainly driven by a $28.3 million charge-off related to the aforementioned $85.6 million relationship in Puerto Rico restructured by the Corporation through a loan split. Commercial mortgage loans net charge-offs in the United States amounted to $4.2 million, of which $1.2 million relate to another restructured relationship through a loan split.
     C&I loans net charge-offs in the first half of 2011 were $27.1 million, or an annualized 1.27%, a decrease of $22.7 million when compared to the $49.8 million, or an annualized 2.05% of related loans, recorded in the first half of 2010. Approximately 97%, or $26.3 million, of net charge-offs recorded in the first half of 2011 were in Puerto Rico, of which $16.4 million relate to eight relationships in excess of $1 million. No significant C&I loans charge-offs were recorded in the United States or Virgin Islands portfolios.

     Residential mortgage loan net charge-offs were $14.1 million, or an annualized 0.92% of related average loans. This represents a decrease of $16.9 million from $31.0 million, or an annualized 1.74% of related average loan balances for the first half of 2010. Although there continues to be valuation pressure, the Corporation experienced reductions in delinquent loans. Approximately $9.2 million in charge-offs for the first half of 2011 ($6.2 million in Puerto Rico and $3.0 million in Florida) resulted from valuations for impairment purposes of residential mortgage loan portfolios considered homogeneous given high delinquency and loan-to-value levels, compared to $21.3 million recorded in the first half of 2010. The total amount of the residential mortgage loan portfolio that has been charged-off to its net realizable value as of June 30, 2011 amounted to $247.6 million. This represents approximately 65% of total non-performing residential mortgage loan portfolio outstanding as of June 30, 2011. Net charge-offs for residential mortgage loans also include $4.0 million related to loans foreclosed during the first half, compared to $6.6 million recorded for loans foreclosed in the first half of 2010. Loss rates in the Corporation’s Puerto Rico operations continue to be lower than loss rates in the Florida market.
     Net charge-offs of consumer loans and finance leases in the first half of 2011 were $20.2 million compared to net charge-offs of $27.3 million for the first half of 2010. Annualized net charge-offs as a percentage of related loans decreased to 2.43% from 2.94% for the first half of 2010.
The following table presents annualized net charge-offs to average loans held-in-portfolio:

	For the Quarter Ended		For the Six-Month Period Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Residential mortgage loans	1.24%	1.99%	0.92%	1.74%
Commercial mortgage	0.81%	4.56%	4.26%	4.71%
Commercial and industrial	1.01%	2.25%	1.27%	2.05%
Construction loans	28.62%	11.96%	17.53%	13.17%
Consumer loans (1)	2.43%	2.86%	2.43%	2.94%
Total loans	2.91%	3.62%	2.82%	3.63%

(1)	Includes lease financing.
     The above ratios are based on annualized charge-offs and are not necessarily indicative of the results expected for the entire year or in subsequent periods.

     The following table presents net charge-offs (annualized) to average loans held-in-portfolio by geographic segment:

	Quarter Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
PUERTO RICO:
Residential mortgage	1.39%	2.09%	0.85%	1.60%
Commercial mortgage	0.34%	0.34%	5.55%	0.52%
Commercial and Industrial	1.08%	2.48%	1.31%	2.19%
Construction	6.90%	8.56%	7.95%	11.04%
Consumer and finance leases	2.49%	2.94%	2.50%	2.95%
Total loans	1.57%	2.81%	2.22%	2.80%

VIRGIN ISLANDS:
Residential mortgage (1)	-0.13%	0.00%	-0.04%	0.24%
Commercial mortgage	0.00%	0.00%	0.00%	0.00%
Commercial and Industrial (2)	-0.19%	-1.41%	0.67%	-0.73%
Construction	77.30%	0.01%	37.88%	0.08%
Consumer and finance leases	0.75%	0.46%	0.91%	2.22%
Total loans	14.59%	-0.32%	7.46%	0.11%

FLORIDA:
Residential mortgage	2.07%	3.67%	2.68%	4.71%
Commercial mortgage	2.00%	13.84%	1.83%	13.53%
Commercial and Industrial	0.00%	1.16%	0.47%	6.16%
Construction	38.62%	32.75%	31.63%	29.93%
Consumer and finance leases	2.85%	4.86%	2.23%	4.40%
Total loans	4.38%	14.59%	4.33%	14.23%

1	-	For the second quarter and first half of 2011 recoveries in residential mortgage loans in the Virgin Islands exceeded charge-offs.

2	-	For the second quarter of 2011 and second quarter and first half of 2010, recoveries in commercial and industrial loans in the Virgin Islands exceeded charge-off.

     Total credit losses (equal to net charge-offs plus losses on REO operations) for the first half of 2011 amounted to $171.5 million, or 3.00% on an annualized basis to average loans and repossessed assets in contrast to credit losses of $256.1 million, or a loss rate of 3.83%, for the first half of 2010.
     The following table presents a detail of the REO inventory and credit losses for the periods indicated:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
REO
REO balances, carrying value:
Residential	$60,924	$49,189	$60,924	$49,189
Commercial	24,796	17,863	24,796	17,863
Construction	10,898	5,306	10,898	5,306

Total	$96,618	$72,358	$96,618	$72,358

REO activity (number of properties):
Beginning property inventory,	490	331	479	285
Properties acquired	119	131	210	229
Properties disposed	(114)	(61)	(194)	(113)

Ending property inventory	495	401	495	401

Average holding period (in days)
Residential	274	217	274	217
Commercial	344	268	344	268
Construction	342	447	342	447

	300	246	300	246

REO operations (loss) gain:
Market adjustments and (losses) gain on sale:
Residential	$(1,723)	$(818)	$(4,356)	$(2,063)
Commercial	(1,817)	(4,214)	(2,920)	(4,890)
Condo-conversion projects	—	(2,140)	—	(2,140)
Construction	(53)	(1,426)	82	(1,377)

	(3,593)	(8,598)	(7,194)	(10,470)

Other REO operations expenses	(2,378)	(2,218)	(4,277)	(4,039)

Net Loss on REO operations	$(5,971)	$(10,816)	$(11,471)	$(14,509)

CHARGE-OFFS
Residential charge-offs, net	(8,937)	(17,619)	(14,098)	(30,965)
Commercial charge-offs, net	(13,913)	(43,858)	(61,305)	(86,931)
Construction charge-offs, net	(47,207)	(43,204)	(64,445)	(96,419)
Consumer and finance leases charge-offs, net	(9,944)	(13,111)	(20,215)	(27,259)

Total charge-offs, net	(80,001)	(117,792)	(160,063)	(241,574)

TOTAL CREDIT LOSSES (1)	$(85,972)	$(128,608)	$(171,534)	$(256,083)

LOSS RATIO PER CATEGORY (2):
Residential	1.45%	2.05%	1.18%	1.83%
Commercial	1.08%	3.10%	2.18%	2.85%
Construction	27.82%	12.82%	17.20%	13.53%
Consumer	2.41%	2.84%	2.41%	2.92%
TOTAL CREDIT LOSS RATIO (3)	3.09%	3.92%	3.00%	3.83%

(1)	Equal to REO operations (losses) gains plus Charge-offs, net.

(2)	Calculated as net charge-offs plus market adjustments and gains (losses) on sale of REO divided by average loans and repossessed assets.

(3)	Calculated as net charge-offs plus net loss on REO operations divided by average loans and repossessed assets.

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
     The Corporation’s primary lending area is Puerto Rico. The Corporation’s Puerto Rico banking subsidiary, FirstBank, also lends in the U.S. and British Virgin Islands markets and in the United States (principally in the state of Florida). Of the total gross loans held for investment portfolio of $10.8 billion as of June 30, 2011, approximately 84% have credit risk concentration in Puerto Rico, 8% in the United States and 8% in the Virgin Islands.
     The largest loan to one borrower as of June 30, 2011 in the amount of $282.0 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual real-estate loans, mostly 1-4 residential mortgage loans.
     As of June 30, 2011, the Corporation had $216.4 million outstanding of credit facilities granted to the Puerto Rico Government and/or its political subdivisions, down from $325.1 million as of December 31, 2010, and $113.2 million granted to the Virgin Islands government, up from $84.3 million as of December 31, 2010. A substantial portion of these credit facilities are obligations that have a specific source of income or revenues identified for their repayment, such as property taxes collected by the central Government and/or municipalities. Another portion of these obligations consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power and water utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities in Puerto Rico for which the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For information regarding market risk to which the Corporation is exposed, see the information contained in “Part I — Item 2 -“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Control and Procedures
     First BanCorp’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of First BanCorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2011. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
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
ITEM 1A. RISK FACTORS
     Our business, operating results and/or the market price of our common and preferred stock may be significantly affected by a number of factors. For a detailed discussion of certain risk factors that could affect the Corporation’s operations, financial condition or results for future periods see the risk factors below and in Item 1A, “Risk Factors,” in the Corporation’s 2010 Annual Report on Form 10-K. These factors could also cause actual results to differ materially from historical results or the results contemplated by the forward-looking statements contained in this report. Also refer to the discussion in “Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of risk factors in the Corporation’s 2010 Form 10-K.
     The risks described in the Corporation’s 2010 Form 10-K and in this report are not the only risks facing the Corporation. Additional risks and uncertainties not currently known to the Corporation or currently deemed by the Corporation to be immaterial also may materially adversely affect the Corporation’s business, financial condition or results of operations.
     Additional capital resources may not be available when needed or at all.
     Due to our financial results over the past two years, we need to access the capital markets in order to raise additional capital to absorb future credit losses relating to the distressed economic environment and potential further deterioration in our loan portfolio, to maintain adequate liquidity and capital resources, to finance future growth, investments or strategic acquisitions and to implement the capital plans required by the Agreements. We have been taking steps to obtain additional capital.
     During the second quarter of 2011, the Corporation entered into separate agreements with Thomas H. Lee Partners, L.P. (“THL”) and with two funds managed by Oaktree Capital Management, L.P. (“Oaktree”) under which THL and Oaktree would purchase an aggregate of approximately $348.2 million (approximately $174.1 million by each investor) of Common Stock at a per share price of $3.50 provided the Corporation sells an aggregate of $500 million of shares of Common Stock. Each of these investors’ investment will represent approximately 24.36% of the outstanding shares of Common Stock upon completion of the capital raise and the conversion into Common Stock of the $424.2 million of the Series G Preferred Stock, held by the U.S. Treasury. The Corporation also entered into investment agreements with institutional investors and other private equity firms for the issuance of shares of Common Stock for an aggregate price of approximately $176.8 million, which, together with the THL and Oaktree investments, result in $525 million in commitments. The completion of this transaction is subject to the approval of the Corporation’s stockholders and regulators. If approved, the transaction is expected to close during the third quarter of 2011.
     If the stockholders and regulators approve the $525 million capital raise, the Corporation will issue 150 million shares of Common Stock at $3.50 per share and will immediately exercise its right to compel the conversion of all of the outstanding Series G Preferred Stock, which is held by the U.S. Treasury, into approximately 32.9 million shares of Common Stock. Also, the Corporation plans to raise up to $37.3 million through a Rights Offering, which will enable current stockholders to purchase up to approximately 10.7 million shares of Common Stock at the same $3.50 price per share. The Corporation is expected to have nearly 229.98 million shares outstanding following the issuance of Common Stock to institutional investors and private equity firms, the conversion of the Series G Preferred Stock into Common Stock, the successful completion of the Rights Offering, and the issuance of shares upon the exercise of anti-dilution rights by certain of the institutional investors.
     No assurance can be given that the Corporation’s stockholders will approve, or that the Corporation will be able to complete, the sale of the $525 million of common stock. If this transaction and the conversion of the Series G Preferred Stock are not completed, no assurance can be given that the Corporation will be able to sell common stock in other transactions or that any such transactions will be at a price as high as $3.50. Moreover, if the capital raise is not completed, there is no assurance that the Corporation will be able to satisfy the U.S. Treasury’s requirement that the Corporation sell a minimum of $350 million of common stock in order for the Corporation to compel the conversion of the Series G Preferred Stock into common stock. Finally, if the capital raise is not completed, no assurance can be given that the Corporation will be able to comply with the conditions of the Order that FirstBank entered into with the FDIC or the Agreement that the Corporation entered into with the FED.

     Losses in the value of investments in entities that the Corporation does not control could have an adverse effect on the Corporation’s financial condition or results of operations.
     The corporation has investments in entities that it does not control, including a 35% ownership interest in, CPG/GS PR NPL, LLC (“CPG/GS”) organized under the laws of the Commonwealth of Puerto Rico. CPG/GS is seeking to maximize the recovery of its investment in loans that it acquired from Firstbank. The Corporation’s 35% interest in CPG/GS is subordinated to the interest of the majority investor in CPG/GS, which is entitled to recover its investment and receive a priority 12% return on its invested capital. The Corporation’s equity interest of $46.1 million is subordinated to the aggregate amount of its loans to CPG/GS in the amount of $216.1 million as of June 30, 2011 and to the interest and priority return of CPG/GS majority investor.
     The Corporation’s interests in CPG/GS and other entities that it does not control preclude it from exercising control over the business strategy or other operational aspects of these entities. The Corporation cannot provide assurance that these entities will operate in a manner that will increase the value of the Corporation’s investments, that the Corporation’s proportionate share of income or losses from these entities will continue at the current level in the future or that the Corporation will not incur losses from the holding of such investments. Losses in the values of such investments could adversely affect the Corporation’s financial condition or results of operations.
     Our credit quality may be adversely affected by Puerto Rico’s current economic condition.
     A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico, and Puerto Rico’s economy continues to deteriorate. Since March 2006, a number of key economic indicators have shown that the economy of Puerto Rico has been in recession.
     Construction has remained weak since 2009 as Puerto Rico’s fiscal situation and decreasing public investment in construction projects has affected the sector. Although some improvement is suggested by the increase of 7.7% in cement sales during the five-month period ended May 31, 2011 as compared to the same period in 2010, since cement sales are an indicator of construction activity, it is too soon to know whether this improvement will continue.
     On March 24, 2011, the Puerto Rico Planning Board announced the release of Puerto Rico’s macroeconomic data for the projections for the fiscal year ending on June 30, 2011 (“Fiscal Year 2011”) and for the fiscal year ending on June 30, 2012 (“Fiscal Year 2011”). Fiscal Year 2011 is projected to show a reduction in the real gross national product (the “GNP”) of 1.8%, and an increase of 0.7% for Fiscal Year 2012. The Government Development Bank for Puerto Rico Economic Activity Index, which is a coincident index consisting of four major monthly economic indicators, namely total payroll employment, total electric power consumption, cement sales and gas consumption, and which monitors the actual trend of Puerto Rico’s economy, reflected a decrease of 2.1% in the rate of contraction of Puerto Rico’s economy in the third quarter of Fiscal Year 2011 as compared to a decrease of 5.9% in the rate of contraction in the third quarter of Fiscal Year 2010.
     The government of the Commonwealth of Puerto Rico is currently addressing a fiscal deficit, which in its initial stages was estimated at approximately $3.2 billion or over 30% of its annual budget. It is implementing a multi-year budget plan for reducing the deficit, as its access to the municipal bond market and its credit ratings depend, in part, on achieving a balanced budget. Some of the measures implemented by the government include reducing expenses, including public-sector employment through employee layoffs. Since the government is an important source of employment in Puerto Rico, these measures could have the effect of intensifying the current recessionary cycle. The Puerto Rico Labor Department reported an unemployment rate of 14.9% for the month of June 2011, a rate lower than the 16% for the month of May, and the 16.2% for June 2010. The economy of Puerto Rico is very sensitive to the price of oil in the global market. Puerto Rico does not have significant mass transit system available to the public and most of its electricity is powered by oil, making it highly sensitive to fluctuations in oil prices. A substantial increase in its price could impact adversely the economy by reducing disposable income and increasing the operating costs of most businesses and government. Consumer spending is particularly sensitive to wide fluctuations in oil prices.
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
     On August 8, 2011, Moody’s downgraded the general obligation rating of the Commonwealth of Puerto Rico to Baa1 from A3 with a negative outlook. Moody’s has also assigned the Baa1 rating and negative outlook to two upcoming series of bonds. The downgrade also applies to those ratings that are based on or capped at the general obligation rating of the commonwealth.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. RESERVED
ITEM 5. OTHER INFORMATION
     Not applicable.
ITEM 6. EXHIBITS
See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp. Registrant
Date: August 15, 2011	By:	/s/ Aurelio Alemán
Aurelio Alemán
President and Chief Executive Officer

Date: August 15, 2011	By:	/s/ Orlando Berges
Orlando Berges
Executive Vice President and Chief Financial Officer

Exhibit Index
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
31.1 — CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 — CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 — CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 — CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101** — Interactive Data File (Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, furnished in XBRL (eXtensible Business Reporting Language)

**	To be filed by amendment as permitted by the 30-day grace period set forth in SEC Release No. 33-9002