Form 10-Q/A
period 2011-06-30
FIRST BANCORP /PR/
filed 2011-09-02
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No. 1)
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
Common stock: 21,303,669 shares outstanding as of July 31, 2011.

Explanatory Note
The sole purpose of this Amendment No. 1 to First BanCorp’s Quarterly Report on Form 10-Q (the “Form 10-Q”) for the quarterly period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 15, 2011, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6.	Exhibits

Exhibit No.	Document Description
12.1 *	— Ratio of Earnings to Fixed Charges.

12.2 *	— Ratio of Earnings to Fixed Charges and Preference Dividends.

31.1 *	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer

32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer

101**
The following financial statements from First BanCorp’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Loss; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders’ Equity; and (vi) Notes to Consolidated Financial Statements.

*	Filed as an Exhibit to the original Form 10-Q for the period ended June 30, 2011, filed August 15, 2011.

**	Filed herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp.
Registrant

Date: September 2, 2011	By:	/s/ Aurelio Alemán Aurelio Alemán
President and Chief Executive Officer

Date: September 2, 2011	By:	/s/ Orlando Berges Orlando Berges
Executive Vice President and Chief Financial Officer