Form 10-Q
period 2011-09-30
FIRST BANCORP /PR/
filed 2011-11-14
CIK 1057706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock: 204,245,196 outstanding as of October 31, 2011.

FIRST BANCORP.

INDEX PAGE

		PAGE
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Statements of Financial Condition (Unaudited) as of September 30, 2011 and December 31, 2010	5
	Consolidated Statements of Loss (Unaudited) – Quarters ended September 30, 2011 and September 30, 2010 and nine-month periods ended September 30, 2011 and September 30, 2010	6
	Consolidated Statements of Comprehensive Loss (Unaudited) – Quarters ended September 30, 2011 and September 30, 2010 and nine-month periods ended September 30, 2011 and September 30, 2010	7
	Consolidated Statements of Cash Flows (Unaudited) – Nine-month periods ended September 30, 2011 and September 30, 2010	8
	Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) – Nine-month periods ended September 30, 2011 and September 30, 2010	9
	Notes to Consolidated Financial Statements (Unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	56
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	105
Item 4.	Controls and Procedures	105

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	106
Item 1A.	Risk Factors	106
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	108
Item 3.	Defaults Upon Senior Securities	108
Item 4.	Reserved	108
Item 5.	Other Information	108
Item 6.	Exhibits	108

SIGNATURES

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

First BanCorp wishes to caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and represent First BanCorp’s expectations of future conditions or results and are not guarantees of future performance. First BanCorp advises readers that various factors could cause actual results to differ materially from those contained in any “forward-looking statement.” Such factors include, but are not limited to, the following:

•

uncertainty about whether the Corporation will be able to fully comply with the written agreement dated June 3, 2010 (the “Written Agreement”) that the Corporation entered into with the Federal Reserve Bank of New York (the “FED” or “Federal Reserve”) and the order dated June 2, 2010 (the “FDIC Order”) and collectively with the Written Agreement, (the “Agreements”) that the Corporation’s banking subsidiary, FirstBank Puerto Rico (“FirstBank” or “the Bank”) entered into with the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (“OCIF”) that, among other things, require the Bank to maintain certain capital levels and reduce its special mention, classified, delinquent and non-performing assets;

•	uncertainty as to the availability of certain funding sources, such as retail brokered certificates of deposit (“CDs”);

•

the Corporation’s reliance on brokered CDs and its ability to obtain, on a periodic basis, approval from the FDIC to issue brokered CDs to fund operations and provide liquidity in accordance with the terms of the FDIC Order;

•

the risk of not being able to fulfill the Corporation’s cash obligations or resume paying dividends to the Corporation’s stockholders in the future due to the Corporation’s inability to receive approval from the FED to receive dividends from FirstBank;

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

•

adverse changes in general economic conditions in the United States (“U.S.”) and in Puerto Rico, including the interest rate scenario, market liquidity, housing absorption rates, real estate prices and disruptions in the U.S. capital markets, which may reduce interest margins, impact funding sources and affect demand for all of the Corporation’s products and services and the value of the Corporation’s assets;

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

•	the risk of not being able to recover the assets pledged to Lehman Brothers Special Financing, Inc.;

•	the impact to the Corporation’s results of operations and financial condition associated with acquisitions and dispositions;

•	a need to recognize additional impairments on financial instruments or goodwill relating to acquisitions;

•	risks that downgrades in the credit ratings of the Corporation’s long-term senior debt will adversely affect the Corporation’s ability to make future borrowings;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) on the Corporation’s businesses, business practices and cost of operations; and

•	general competitive factors and industry consolidation.

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

FIRST BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In thousands, except for share information)
	September 30, 2011	December 31, 2010

ASSETS

Cash and due from banks	$612,721	$254,723

Money market investments:
Federal funds sold	3,823	6,236
Time deposits with other financial institutions	855	1,346
Other short-term investments	182,996	107,978

Total money market investments	187,674	115,560

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	1,164,838	1,344,873
Other investment securities	699,114	1,399,580

Total investment securities available for sale	1,863,952	2,744,453

Investment securities held to maturity, at amortized cost:
Securities pledged that can be repledged	—	239,553
Other investment securities	—	213,834

Total investment securities held to maturity (2010-fair value of $476,516)	—	453,387

Other equity securities	40,667	55,932

Investment in unconsolidated entities	41,735	—

Loans, net of allowance for loan and lease losses of $519,687 (2010 - $553,025)	10,113,455	11,102,411
Loans held for sale, at lower of cost or market	13,605	300,766

Total loans, net	10,127,060	11,403,177

Premises and equipment, net	199,079	209,014
Other real estate owned	109,514	84,897
Accrued interest receivable on loans and investments	45,471	59,061
Due from customers on acceptances	322	1,439
Other assets	247,377	211,434

Total assets	$13,475,572	$15,593,077

LIABILITIES

Non-interest-bearing deposits	$680,242	$668,052
Interest-bearing deposits	9,977,069	11,391,058

Total deposits	10,657,311	12,059,110

Securities sold under agreements to repurchase	1,000,000	1,400,000
Advances from the Federal Home Loan Bank (FHLB)	409,440	653,440
Notes payable (including $14,014 and $11,842 measured at fair value as of September 30, 2011 and December 31, 2010, respectively)	21,114	26,449
Other borrowings	231,959	231,959
Bank acceptances outstanding	322	1,439
Accounts payable and other liabilities	168,579	162,721

Total liabilities	12,488,725	14,535,118

Commitments and Contingencies (Note 22)

STOCKHOLDERS’ EQUITY

Preferred stock, authorized 50,000,000 shares:
Fixed Rate Cumulative Mandatorily Convertible Preferred Stock: issued and outstanding 424,174 shares, liquidation value $424,174	367,451	361,962
Non-cumulative Perpetual Monthly Income Preferred Stock: issued 22,004,000 shares and outstanding 2,521,872 shares, aggregate liquidation value $63,047	63,047	63,047
Common stock, $0.10 par value, authorized 2,000,000,000 shares; issued 21,963,522 shares	2,196	2,196
Less: Treasury stock (at par value)	(66)	(66)

Common stock outstanding, 21,303,669 shares outstanding	2,130	2,130

Additional paid-in capital	319,528	319,459
Retained earnings	220,764	293,643
Accumulated other comprehensive income, net of tax expense of $6,982 (December 31, 2010 - $5,351)	13,927	17,718

Total stockholders’ equity	986,847	1,057,959

Total liabilities and stockholders’ equity	$13,475,572	$15,593,077

The accompanying notes are an integral part of these statements.

FIRST BANCORP

CONSOLIDATED STATEMENTS OF LOSS

(Unaudited)

	Quarter Ended		Nine-Month Period Ended
(In thousands, except per share information)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Interest income:
Loans	$144,934	$171,204	$449,219	$523,707
Investment securities	13,283	32,313	52,610	114,602
Money market investments	325	511	1,034	1,571

Total interest income	158,542	204,028	502,863	639,880

Interest expense:
Deposits	46,140	61,004	149,724	190,736
Loans payable	—	—	—	3,442
Securities sold under agreements to repurchase	10,700	19,422	36,858	69,739
Advances from FHLB	3,796	7,179	12,760	22,460
Notes payable and other borrowings	3,651	2,721	8,552	3,876

Total interest expense	64,287	90,326	207,894	290,253

Net interest income	94,255	113,702	294,969	349,627

Provision for loan and lease losses	46,446	120,482	194,362	438,240

Net interest income (loss) after provision for loan and lease losses	47,809	(6,780)	100,607	(88,613)

Non-interest income:
Other service charges on loans	1,485	1,963	4,659	5,205
Service charges on deposit accounts	3,098	3,325	9,484	10,294
Mortgage banking activities	3,676	6,474	19,603	11,114
Net gain on sale of investments	12,506	48,281	53,796	103,885
Other-than-temporary impairment losses on investment securities:
Total other-than-temporary impairment losses	—	—	—	(603)
Noncredit-related impairment portion on debt securities not expected to be sold (recognized in other comprehensive income)	(350)	—	(957)	—

Net impairment losses on investment securities	(350)	—	(957)	(603)
Loss on early extinguishment of borrowings	(9,012)	(47,405)	(10,835)	(47,405)
Equity in losses of unconsolidated entities	(4,357)	—	(5,893)	—
Other non-interest income	6,918	6,628	23,454	21,627

Total non-interest income	13,964	19,266	93,311	104,117

Non-interest expenses:
Employees’ compensation and benefits	29,375	29,849	89,221	92,535
Occupancy and equipment	15,468	14,655	46,321	43,957
Business promotion	2,509	3,226	8,801	8,771
Professional fees	5,983	4,533	17,192	15,424
Taxes, other than income taxes	3,420	3,316	9,953	10,954
Insurance and supervisory fees	15,041	16,787	44,622	51,911
Net loss on real estate owned (REO) operations	4,952	8,193	16,423	22,702
Other non-interest expenses	6,183	8,123	19,695	32,401

Total non-interest expenses	82,931	88,682	252,228	278,655

Loss before income taxes	(21,158)	(76,196)	(58,310)	(263,151)

Income tax (expense) benefit	(2,888)	963	(9,080)	(9,721)

Net loss	$(24,046)	$(75,233)	$(67,390)	$(272,872)

Net (loss) income attributable to common stockholders - basic	$(31,143)	$357,787	$(88,785)	$147,826

Net (loss) income attributable to common stockholders - diluted	$(31,143)	$363,413	$(88,785)	$153,452

Net (loss) income per common share:

Basic	$(1.46)	$31.30	$(4.17)	$18.61

Diluted	$(1.46)	$4.20	$(4.17)	$4.61

Dividends declared per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these statements.

FIRST BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Quarter Ended		Nine-Month Period Ended
(In thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Net loss	$(24,046)	$(75,233)	$(67,390)	$(272,872)

Unrealized losses on available-for-sale debt securities on which another-than-temporary impairment has been recognized:

Noncredit-related impairment losses on debt securities not expected to be sold	(350)	—	(957)	—
Reclassification adjustment for other-than-temporary impairment on debt securities included in net income	350	—	957	—

All other unrealized gains and losses on available-for-sale securities:
All other unrealized holding gain arising during the period	16,160	10,529	29,504	99,057
Reclassification adjustments for net gain included in net income	(12,504)	(48,783)	(34,453)	(93,719)
Reclassification adjustments for other-than-temporary impairment on equity securities	—	—	—	353
Net unrealized gains on securities reclassified from held to maturity to available for sale	—	—	2,789	—

Income tax (expense) benefit related to items of other comprehensive income	(2,364)	5,238	(1,631)	(1,889)

Other comprehensive income (loss) for the period, net of tax	1,292	(33,016)	(3,791)	3,802

Total comprehensive loss	$(22,754)	$(108,249)	$(71,181)	$(269,070)

The accompanying notes are an integral part of these statements.

FIRST BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine-Month Period Ended
(In thousands)	September 30, 2011	September 30, 2010

Cash flows from operating activities:
Net loss	$(67,390)	$(272,872)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	18,209	14,879
Amortization of core deposit intangible	1,766	1,927
Provision for loan and lease losses	194,362	438,240
Deferred income tax expense	2,187	4,584
Stock-based compensation recognized	69	70
Gain on sale of investments, net	(53,115)	(103,885)
Loss on early extinguishment of borrowings	10,835	47,405
Other-than-temporary impairments on investment securities	957	603
Equity in losses of unconsolidated entities	5,893	—
Derivatives instruments and hedging activities loss (gain)	4,179	(212)
Gain on sale of premises and equipment and other assets	(2,733)	—
Net gain on sale of loans and impairments	(13,347)	(4,969)
Net amortization of premiums and discounts an deferred loan fees and costs	(1,267)	1,643
Net decrease (increase) in mortgage loans held for sale	7,502	(2,240)
Amortization of broker placement fees	13,217	15,948
Net amortization of premium and discounts on investment securities	3,600	4,423
Increase in accrued income tax payable	5,335	224
Decrease in accrued interest receivable	11,560	17,890
Decrease in accrued interest payable	(382)	(8,881)
(Increase) decrease in other assets	(8,995)	8,342
(Decrease) increase in other liabilities	(3,906)	12,572

Total adjustments	195,926	448,563

Net cash provided by operating activities	128,536	175,691

Cash flows from investing activities:
Principal collected on loans	1,907,704	3,047,448
Loans originated	(1,681,084)	(1,986,355)
Purchases of loans	(118,445)	(114,089)
Proceeds from sale of loans	675,450	204,369
Proceeds from sale of repossessed assets	79,974	72,043
Proceeds from sale of available-for-sale securities	1,181,065	2,353,364
Proceeds from sale of held-to-maturity securities	348,750	—
Purchases of securities available for sale	(677,115)	(2,350,520)
Purchases of securities held to maturity	—	(8,475)
Proceeds from principal repayments and maturities of securities available for sale	619,375	1,613,491
Proceeds from principal repayments and maturities of securities held to maturity	33,726	118,032
Additions to premises and equipment	(10,711)	(22,696)
Proceeds from sale of other investment securities	—	10,668
Proceeds from sale of premises and equipment and other assets	5,107	—
Proceeds from securities litigation settlement	679	—
Decrease in other equity securities	15,265	5,370

Net cash provided by investing activities	2,379,740	2,942,650

Cash flows from financing activities:
Net decrease in deposits	(1,416,329)	(142,678)
Net decrease in loans payable	—	(900,000)
Net repayments and cancellation costs of securities sold under agreements to repurchase	(410,587)	(1,724,036)
Net FHLB advances paid and cancellation costs	(244,248)	(143,000)
Repayment of medium-term notes	(7,000)	—
Issuance costs of common stock issued in exchange of preferred stock Series A through E	—	(8,085)

Net cash used in financing activities	(2,078,164)	(2,917,799)

Net increase in cash and cash equivalents	430,112	200,542

Cash and cash equivalents at beginning of period	370,283	704,084

Cash and cash equivalents at end of period	$800,395	$904,626

Cash and cash equivalents include:
Cash and due from banks	$612,721	$689,132
Money market instruments	187,674	215,494

	$800,395	$904,626

The accompanying notes are an integral part of these statements.

FIRST BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine-Month Period Ended
	September 30, 2011	September 30, 2010

Preferred Stock:
Balance at beginning of period	$425,009	$928,508
Accretion of preferred stock discount - Series F	—	2,567
Exchange of preferred stock- Series A through E	—	(487,053)
Exchange of preferred stock- Series F	—	(400,000)
Reversal of unaccreted preferred stock discount- Series F	—	19,025
Issuance of preferred stock - Series G	—	424,174
Preferred stock discount - Series G	—	(76,788)
Accretion of preferred stock discount - Series G	5,489	1,443

Balance at end of period	430,498	411,876

Common Stock outstanding:
Balance at beginning of the period	2,130	6,169
Change in par value (from $1.00 to $0.10)	—	(5,552)
Common stock issued in exchange of Series A through E preferred stock	—	1,513

Balance at end of period	2,130	2,130

Additional Paid-In-Capital:
Balance at beginning of period	319,459	220,596
Stock-based compensation recognized	69	70
Fair value adjustment on amended common stock warrant	—	1,179
Common stock issued in exchange of Series A through E preferred stock	—	89,293
Issuance costs of common stock issued in exchange of Series A through E preferred stock	—	(8,085)
Reversal of issuance costs of Series A through E preferred stock exchanged	—	10,861
Change in par value (from $1.00 to $0.10)	—	5,552

Balance at end of period	319,528	319,466

Retained Earnings:
Balance at beginning of period	293,643	417,297
Net loss	(67,390)	(272,872)
Accretion of preferred stock discount - Series F	—	(2,567)
Stock dividend granted of Series F preferred stock	—	(24,174)
Reversal of unaccreted discount - Series F	—	(19,025)
Preferred stock discount - Series G	—	76,788
Fair value adjustment on amended common stock warrant	—	(1,179)
Excess of carrying amount of Series A though E preferred stock exchanged over fair value of new shares of common stock	—	385,387
Accretion of preferred stock discount - Series G	(5,489)	(1,443)

Balance at end of period	220,764	558,212

Accumulated Other Comprehensive Income, net of tax:
Balance at beginning of period	17,718	26,493
Other comprehensive (loss) income, net of tax	(3,791)	3,802

Balance at end of period	13,927	30,295

Total stockholders’ equity	$986,847	$1,321,979

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

The results of operations for the quarter and nine-month period ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire year.

All share and per share amounts of common shares included in the consolidated financial statements have been adjusted to retroactively reflect the 1-for-15 reverse stock split effected January 7, 2011.

Capital and Liquidity

The Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Sustained weak economic conditions that have severely affected Puerto Rico and the United States over the last several years have adversely impacted First BanCorp’s and FirstBank’s results of operations and capital levels. The significant loss in 2010, primarily related to credit losses (including losses associated with adversely classified and non-performing loans transferred to held for sale), the increase in the deposit insurance premium expense and increases to the deferred tax asset valuation allowance, reduced the Corporation’s and the Bank’s capital levels during 2010. The net loss for the nine-month period ended September 30, 2011 was primarily related to credit losses.

As described in Note 22, FirstBank is currently operating under a Consent Order with the FDIC and the OCIF and First BanCorp has entered into a Written Agreement with the Federal Reserve. The minimum capital ratios established by the FDIC Order are 12% for Total Capital to Risk-Weighted Assets, 10% for Tier 1 Capital to Risk-Weighted Assets and 8% for Leverage (Tier 1 Capital to Average Total Assets). As of September 30, 2011, the Corporation’s Total Capital, Tier 1 Capital and Leverage ratios were 12.39%, 11.07% and 8.41%, respectively, up from 12.02%, 10.73% and 7.57%, respectively, as of December 31, 2010. Meanwhile, FirstBank’s Total Capital, Tier 1 Capital and Leverage ratios as of September 30, 2011 were 12.15%, 10.84% and 8.24%, respectively, up from 11.57%, 10.28% and 7.25%, respectively, as of December 31, 2010. All of the capital ratios as of September 30, 2011 are above the minimum required under the consent order with the FDIC. The improvement in the capital ratios was primarily related to the deleveraging strategies completed during the nine-month period ended September 30, 2011, as discussed below, and, in the case of FirstBank, also due to a $22 million capital contribution from the holding company.

In March 2011, the Corporation submitted an updated Capital Plan (the “Capital Plan”) to the regulators. The Capital Plan contemplated a $350 million capital raise through the issuance of new common shares for cash, and other actions to reduce the Corporation’s and the Bank’s risk-weighted assets, strengthen their capital positions and meet the minimum capital ratios required under the FDIC Order. Among the strategies contemplated in the Capital Plan are reductions of the Corporation’s loan and investment securities portfolio. The Capital Plan identified specific targeted Leverage, Tier 1 Capital to Risk-Weighted Assets and Total Capital to Risk-Weighted Assets ratios to be achieved by the Bank each calendar quarter until the capital levels required under the FDIC Order are achieved. Although all of the regulatory capital ratios exceeded the minimum capital ratios for “well-capitalized” levels, as well as the minimum capital ratios required by the FDIC Order, as of September 30, 2011, FirstBank cannot be treated as a “well-capitalized” institution under regulatory guidance while operating under the FDIC Order.

On October 7, 2011, the Corporation successfully completed a private placement of $525 million in shares of common stock (the “capital raise”). The proceeds from the capital raise amounted to approximately $490.4 million (net of offering costs), of which $435 million have been contributed to the Corporation’s wholly owned banking subsidiary, FirstBank. As previously reported, lead investors include funds affiliated with Thomas H. Lee Partners, L.P. (“THL”) and Oaktree Capital Management, L.P. (“Oaktree”) that purchased from the Corporation an aggregate of $348.2 million ($174.1 million each investor) of shares of the Corporation’s common stock.

In connection with the closing, the Corporation issued 150 million shares of common stock at $3.50 per share to institutional investors. Upon the completion of this transaction and the conversion into common stock of the Series G Preferred Stock held by the U.S. Treasury, as further discussed below, each of THL and Oaktree became owners of 24.36% of the Corporation’s 204.2 million shares of common stock outstanding. Subsequent to the closing, in related transactions, on October 12, 2011 and October 26, 2011, each of THL and Oaktree, respectively, purchased in the aggregate 937,493 shares of common stock from certain of the institutional investors who participated in the capital raise transaction. At the date of the filing of this Form 10-Q, each of THL and Oaktree owns 24.82% of the total shares of common stock outstanding. THL and Oaktree also have the right to designate a person to serve on the Corporation’s Board of Directors. In this regard, the Corporation’s Board of Directors appointed as directors Michael P. Harmon, a Managing Director with the Principal Group of Oaktree, effective October 29, 2011 and Thomas M. Hagerty, a Managing Director at THL, subject to regulatory approval. In addition, Messrs Harmon and Hagerty have been appointed members of the Bank’s Board of Directors. Effective October 24, 2011, Mr. Roberto R. Herencia was appointed as the new non-executive chairman of the Bank’s and the Corporation’s Board of Directors.

The completion of the capital raise allowed the conversion of the 424,174 shares of the Corporation’s Series G Preferred Stock, held by the U.S. Treasury, into 32.9 million shares of common stock at a conversion price of $9.66. In connection with the conversion, the Corporation paid $26.4 million for past due undeclared cumulative dividends on the Series G Preferred Stock as required by the Corporation’s agreement with the U.S. Treasury.

With the $525 million capital infusion and the conversion to common stock of the Series G Preferred Stock held by the U.S. Treasury (after deducting estimated offering expenses and the $26.4 million payment of cumulative dividends on the Series G Preferred Stock), the Corporation increased its total common equity by approximately $830 million.

The following depicts the pro forma impact of the issuance of shares in the capital raise and in the conversion of the Series G Preferred Stock on the capital ratios of the Bank and the Corporation at September 30, 2011 (giving effect to $435 million being contributed to the Bank).

Regulatory Capital Ratios	FDIC Consent Order Minimum Requirements	As of September 30, 2011
		Actual	Pro forma

First Bank:

Total capital (Total capital to risk-weight assets)	12.00%	12.15%	16.33%
Tier 1 capital (Tier 1 capital to risk-weight assets)	10.00%	10.84%	15.01%
Leverage (Tier 1 capital to average assets)	8.00%	8.24%	11.06%

	As of September 30, 2011
Capital Ratios	Actual	Pro forma

First BanCorp:

Total capital (Total capital to risk-weight assets)	12.39%	16.84%
Tier 1 capital (Tier 1 capital to risk-weight assets)	11.07%	15.51%
Leverage (Tier 1 capital to average assets)	8.41%	11.41%
Tangible common equity (tangible common equity to tangible assets)	3.84%	9.69%
Tier 1 common equity to risk-weight assets	4.79%	12.76%
Tangible book value per common share	$24.22	$6.60

The Corporation’s issuance of $150 million of shares of common stock in the capital raise enhances the ability of FirstBank to maintain the capital levels required pursuant to the FDIC Order.

On October 25, 2011, the Corporation commenced a rights offering to sell 10,651,835 shares of common stock to stockholders who owned common stock at the close of business on September 6, 2011 (the “Record Date”). Stockholders who owned shares of common stock of the Corporation as of the Record Date received at no charge a transferable right to purchase newly-issued shares of common stock in the rights offering at the same $3.50 price per share paid by investors in the capital raise. The exercise of two rights will entitle stockholders to purchase one newly-issued share of common stock.

Prior to the capital raise, deleveraging strategies incorporated into the Capital Plan and completed during the nine-month period ended September 30, 2011 include:

•	Sales of performing first lien residential mortgage loans - The Bank completed sales of approximately $518 million of residential mortgage loans to another financial institution.

•	Sales of investment securities – The Bank completed sales of approximately $632 million of U.S. Agency MBS.

•	Sale of commercial loan participations – The Bank sold approximately $45 million in loan participations.

•

Sale of adversely classified and non-performing loans – The Bank sold loans with a book value of $269.3 million to CPG/GS PR NPL, LLC (“CPG/GS”), an entity created by Goldman, Sachs & Co. and Caribbean Property Group, in exchange for $88.5 million of cash, an acquisition loan of $136.1 million and a 35% interest in CPG/GS. Approximately 93% of the loans were adversely classified loans and 55% were in non-performing status.

Both the Corporation and the Bank actively manage liquidity and cash flow needs. The Corporation has suspended common and preferred dividends to stockholders since August 2009. As of September 30, 2011, the holding company had $19.6 million of cash and cash equivalents. Subsequent to the capital raise, the payment of $26.4 million of dividends on the Series G Preferred Stock at conversion, the $435 million contributed to the Bank and the payment of $9.1 million of interest on subordinated notes payable to unconsolidated trusts that issued trust preferred securities, the cash levels at the holding company level increased by approximately $20 million. Cash and cash equivalents at the Bank as of September 30, 2011 were approximately $800.4 million. The Bank has $100 million, $191 million and $7.1 million in repurchase agreements, FHLB advances and notes payable, respectively, maturing over the next twelve months. In addition, it had $4.5 billion in brokered CDs as of September 30, 2011, of which $2.8 billion mature over the next twelve months. Liquidity at the Bank level is highly dependent on bank deposits, which fund 79.4% of the Bank’s assets (or 46.0% excluding brokered CDs). The Corporation has continued to issue brokered CDs pursuant to approvals received from the FDIC to renew or roll over brokered CDs up to certain amounts through December 31, 2011. Management cannot be certain it will continue to obtain waivers from the restrictions to issue brokered CDs under the FDIC Order to meet its obligations and execute its business plans. In addition to the increased level in cash and cash equivalents, the Bank held approximately $47.1 million of readily pledgeable or sellable investment securities as of September 30, 2011. Based on current and expected liquidity needs and sources, management expects First BanCorp to be able to meet its obligations for the foreseeable future.

Upon the completion of the capital raise, the Corporation’s and the Bank’s credit ratings were upgraded by Moody’s Investor Service (“Moody’s”) and Standard & Poor’s (“S&P”), and the credit outlook was upgraded by Fitch Ratings Limited (“Fitch”). The Corporation does not have any outstanding debt or derivative agreements that would be directly affected by credit downgrades. Furthermore, given the Corporation’s non-reliance on corporate debt or other instruments directly linked in terms of pricing or volume to credit ratings, the liquidity of the Corporation was not affected in any material way by the downgrades experienced during 2010 and early 2011, prior to the completion of the aforementioned capital raise. The Corporation’s ability to access new non-deposit funding including unsecured debt, however, could be adversely affected by credit downgrades.

Adoption of new accounting requirements and recently issued but not yet effective accounting requirements

The Financial Accounting Standards Board (“FASB”) has issued the following accounting pronouncements and guidance relevant to the Corporation’s operations:

In December 2010, the FASB updated the Accounting Standards Codification (“Codification”) to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. As a result, current GAAP will be improved by eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. As a result, goodwill impairments may be reported sooner than under current practice. The objective of this Update is to address questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the test is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero. As a result of that conclusion, some constituents raised concerns that Step 2 of the test is not performed despite factors indicating that goodwill may be impaired. The amendments in this Update do not provide guidance on how to determine the carrying amount or measure the fair value of the reporting unit. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this guidance did not have a material impact on the Corporation’s financial statements.

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

In April 2011, the FASB updated the Codification to clarify the guidance on a creditor’s evaluation of whether a restructuring constitutes a troubled debt restructuring (“TDR”). Under the amendments, a creditor must separately conclude that a loan modification constitutes a “concession” and that the debtor is experiencing “financial difficulties” when evaluating whether a loan modification constitutes a TDR. If a creditor determines that it has granted a concession to a debtor, the creditor must make a separate assessment about whether the debtor is experiencing financial difficulties to determine whether the restructuring constitutes a TDR. The amendments clarify the guidance on a creditor’s evaluation of whether it has granted a concession and what constitutes financial difficulty. In addition, the amendments clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a TDR. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Corporation adopted this guidance during the third quarter of 2011. As a result of adopting the amendments in this Update, the Corporation reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) for identification as troubled debt restructurings. Upon identifying those receivables as troubled debt restructurings, The Corporations identified them as impaired under the applicable guidance. The amendments in this Update require prospective application of the impairment measurement guidance for those receivables newly identified as TDRs. At the end of the first interim period of adoption (September 30, 2011), the recorded investment in receivables newly identified as TDR under the applicable guidance of this Update was $99.5 million, and the allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss, was $13.0 million. Refer to Note 7 for required disclosures and additional information.

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

In September 2011, the FASB updated the Codification to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments in this Update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Corporation is currently evaluating the impact, if any, of the adoption of this guidance on the financial statements.

2 – EARNINGS PER COMMON SHARE

The calculations of earnings (loss) per common share for the quarters and nine-month periods ended on September 30, 2011 and 2010 are as follows:

(In thousands, except per share information)	Quarter Ended		Nine-Month Period Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Net loss	$(24,046)	$(75,233)	$(67,390)	$(272,872)
Cumulative non-convertible preferred stock dividends (Series F)	—	(1,618)	—	(11,618)
Cumulative convertible preferred stock dividend (Series G)	(5,302)	(4,183)	(15,906)	(4,183)
Preferred stock discount accretion (Series G and F) (1)	(1,795)	(1,688)	(5,489)	(4,010)
Favorable impact from issuing common stock in exchange for Series A through E preferred stock net of issuance costs (2)	—	385,387	—	385,387
Favorable impact from issuing Series G mandatorily convertible preferred stock in exchange for Series F preferred stock (3)	—	55,122	—	55,122

Net (loss) income attributable to common stockholders - basic	$(31,143)	$357,787	$(88,785)	$147,826
Convertible preferred stock dividends and accretion	—	5,626	—	5,626

Net (loss) income attributable to common stockholders - diluted	$(31,143)	$363,413	$(88,785)	$153,452

Average common shares outstanding (4)	21,303	11,432	21,303	7,942
Average potential common shares (4) (5)	—	75,119	—	25,315

Average common shares outstanding - assuming dilution (4)	21,303	86,551	21,303	33,257

Basic earnings (loss) per common share (4)	$(1.46)	$31.30	$(4.17)	$18.61

Diluted earnings (loss) per common share (4)	$(1.46)	$4.20	$(4.17)	$4.61

(1)	Includes a non-cash adjustment of $0.2 million for the nine-month period ended September 30, 2011 as an acceleration of the Series G preferred stock discount accretion pursuant to a second amendment to the exchange agreement with the U.S. Treasury, the sole holder of the Series G Preferred Stock, that provided for a six months extension to the date by when the Corporation is required to complete an equity raise in order to compel the conversion of the Series G Preferred Stock into common stock.
(2)	Excess of carrying amount of Series A through E preferred stock exchanged over the fair value of new common shares issued in the third quarter of 2010.
(3)	Excess of carrying amount of Series F preferred stock exchanged and original warrant over the fair value of the Series G preferred stock issued in the third quarter of 2010 and amended warrant.
(4)	All share and per-share data has been adjusted to retroactively reflect the 1-for-15 reverse stock split effected January 7, 2011.
(5)	Assumes conversion of the Series G convertible preferred stock at the time of issuance based on the most advantageous conversion rate from the standpoint of the security holder.

(Loss) earnings per common share is computed by dividing net (loss) income attributable to common stockholders by the weighted average common shares issued and outstanding. Net (loss) income attributable to common stockholders represents net (loss) income adjusted for preferred stock dividends including dividends declared, and cumulative dividends related to the current dividend period that have not been declared as of the end of the period, and the accretion of discount on preferred stock issuances. For 2010 the net income attributable to common stockholders also includes the one-time effect of the issuance of common stock in exchange for shares of the Series A through E Preferred Stock and the issuance of a new Series G Preferred Stock in exchange for the Series F Preferred Stock. The Exchange Offer and the issuance of the Series G Preferred Stock to the U.S. Treasury are discussed in Note 17 to the consolidated financial statements. Basic weighted average common shares outstanding exclude unvested shares of restricted stock.

Potential common shares consist of common stock issuable under the assumed exercise of stock options, unvested shares of restricted stock, and outstanding warrants using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from the exercise, in addition to the amount of compensation cost attributable to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options, unvested shares of restricted stock, and outstanding warrants that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share. As of September 30, 2011 and 2010, there were 129,934 and 138,100 outstanding stock options, respectively; warrants outstanding to purchase 389,483 shares of common stock and 720 and 1,432 unvested shares of restricted stock, respectively, that were excluded from the computation of diluted earnings per common share because their inclusion would have an antidilutive effect.

The Series G Preferred Stock is included in the calculation of earnings per share in 2010 as all shares are assumed converted at the time of issuance of the Series G Preferred Stock, under the if converted method. The amount of potential common shares was obtained based on the most advantageous conversion rate from the standpoint of the security holder and assuming the Corporation will not be able to compel conversion until the seven-year anniversary, at which date the conversion price would be based on the Corporation’s stock price in the open market and conversion would be based on the full liquidation value of $1,000 per share, or a conversion rate of 223.18 shares of common stock for each share of Series G convertible preferred stock.

3 – STOCK OPTION PLAN

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

On April 29, 2008, the Corporation’s stockholders approved the First BanCorp 2008 Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards. This plan allows the issuance of up to 253,333 shares of common stock, subject to adjustments for stock splits, reorganizations and other similar events. The Corporation’s Board of Directors, upon receiving the relevant recommendation of the Compensation Committee, has the power and authority to determine those eligible to receive awards and to establish the terms and conditions of any awards subject to various limits and vesting restrictions that apply to individual and aggregate awards. During the fourth quarter of 2008, the Corporation granted 2,412 shares of restricted stock with a fair value of $130.35 under the Omnibus Plan to the Corporation’s independent directors. Of the original 2,412 shares of restricted stock, 268 were forfeited in the second half of 2009, 1,424 vested and, as of September 30, 2011, 720 remain restricted.

For the quarter and nine-month period ended September 30, 2011, the Corporation recognized $23,333 and $69,999 of stock-based compensation expense related to the aforementioned restricted stock awards. The total unrecognized compensation cost related to the non-vested restricted shares was $15,557 as of September 30, 2011.

There were no stock options granted during 2011 and 2010, therefore no compensation associated with stock options was recorded in those years. No stock options were exercised during the nine-month period ended September 30, 2011 or in 2010.

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

The activity of stock options for the nine-month period ended September 30, 2011 is set forth below:

	Nine-month Period Ended September 30, 2011
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)

Beginning of period	131,532	$202.91
Options cancelled	(1,598)	196.51

End of period outstanding and exercisable	129,934	$202.99	3.77	$—

4 – INVESTMENT SECURITIES

Investment Securities Available for Sale

The amortized cost, non-credit loss component of other-than-temporary impairment (“OTTI”) on securities recorded in other comprehensive income (“OCI”), gross unrealized gains and losses recorded in OCI, approximate fair value, weighted-average yield and contractual maturities of investment securities available for sale as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011						December 31, 2010
	Amortized cost	Non-Credit Loss Component of OTTI Recorded in OCI	Gross Unrealized		Fair value	Weighted average yield%	Amortized cost	Non-Credit Loss Component of OTTI Recorded in OCI	Gross Unrealized		Fair value	Weighted average yield%
			gains	losses					gains	losses
	(Dollars in thousands)
U.S. Treasury securities:
Due within one year	$436,070	$—	$475	$24	$436,521	0.33	$—	$—	$—	$—	$—	—
After 1 to 5 years	—	—	—	—	—	—	599,987	—	8,727	—	608,714	1.34

Obligations of U.S. Government sponsored agencies:
Due within one year	300,691	—	1,703	—	302,394	1.15	—	—	—	—	—	—
After 1 to 5 years	12,675	—	10	—	12,685	1.00	604,630	—	2,714	3,991	603,353	1.17

Puerto Rico Government obligations:
Due within one year	8,560	—	149	—	8,709	4.20	—	—	—	—	—	—
After 1 to 5 years	19,600	—	181	—	19,781	4.82	26,768	—	522	—	27,290	4.70
After 5 to 10 years	103,000	—	48	—	103,048	5.16	104,352	—	432	—	104,784	5.18
After 10 years	24,444	—	459	7	24,896	5.74	4,746	—	21	—	4,767	6.22

United States and Puerto Rico Government obligations	905,040	—	3,025	31	908,034	1.44	1,340,483	—	12,416	3,991	1,348,908	1.65

Mortgage-backed securities:
FHLMC certificates:
After 1 to 5 years	1,250	—	13	—	1,263	3.68	—	—	—	—	—	—
After 10 years	26,910	—	269	—	27,179	3.04	1,716	—	101	—	1,817	5.00

	28,160	—	282	—	28,442	3.07	1,716	—	101	—	1,817	5.00

GNMA certificates:
Due within one year	4	—	—	—	4	5.31	30	—	—	—	30	6.49
After 1 to 5 years	195	—	8	—	203	3.88	—	—	—	—	—	—
After 5 to 10 years	643	—	45	—	688	4.14	1,319	—	74	—	1,393	4.80
After 10 years	746,908	—	39,257	—	786,165	3.97	962,246	—	31,105	3,396	989,955	4.25

	747,750	—	39,310	—	787,060	3.97	963,595	—	31,179	3,396	991,378	4.25

FNMA certificates:
After 1 to 5 years	1,338	—	58	—	1,396	3.82	—	—	—	—	—	—
After 5 to 10 years	20,786	—	1,149	—	21,935	3.97	75,547	—	3,987	—	79,534	4.50
After 10 years	49,560	—	2,598	—	52,158	5.46	126,847	—	8,678	—	135,525	5.51

	71,684	—	3,805	—	75,489	5.00	202,394	—	12,665	—	215,059	5.13

Collateralized Mortgage Obligations issued or guaranteed by FHLMC, FNMA and GNMA:
After 10 years	—	—	—	—	—	—	112,989	—	1,926	—	114,915	0.99

Other mortgage pass-through trust certificates:
After 10 years	88,333	24,888	1	—	63,446	2.09	100,130	27,814	1	—	72,317	2.31

Total mortgage-backed securities	935,927	24,888	43,398	—	954,437	3.84	1,380,824	27,814	45,872	3,396	1,395,486	3.97

Corporate bonds:
After 10 years	2,000	—	—	565	1,435	5.80	—	—	—	—	—	—

Equity securities (without contractual maturity) (1)	76	—	—	30	46	—	77	—	—	18	59	—

Total investment securities available for sale	$1,843,043	$24,888	$46,423	$626	$1,863,952	2.67	$2,721,384	$27,814	$58,288	$7,405	$2,744,453	2.83

(1)	Represents common shares of other financial institutions in Puerto Rico.

Maturities of mortgage-backed securities are based on contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options as was the case with $290.3 million of U.S. agency debt securities called during 2011. The weighted-average yield on investment securities available for sale is based on amortized cost and, therefore, does not give effect to changes in fair value. The net unrealized gain or loss on securities available for sale and the non-credit loss component of OTTI are presented as part of OCI.

The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2011 and December 31, 2010. It also includes debt securities for which an OTTI was recognized and only the amount related to a credit loss was recognized in earnings:

	As of September 30, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Debt securities:

U.S. Government agencies obligations	$103,586	$24	$—	$—	$103,586	$24
Puerto Rico Government obligations	1,008	7	—	—	1,008	7
Mortgage-backed securities:
Other mortgage pass-through trust certificates	—	—	63,251	24,888	63,251	24,888
Corporate bonds	—	—	1,435	565	1,435	565
Equity securities	46	30	—	—	46	30

	$104,640	$61	$64,686	$25,453	$169,326	$25,514

	As of December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Debt securities:

U.S. Government agencies obligations	$249,026	$3,991	$—	$—	$249,026	$3,991
Mortgage-backed securities:
GNMA	192,799	3,396	—	—	192,799	3,396
Other mortgage pass-through trust certificates	—	—	72,101	27,814	72,101	27,814
Equity securities	59	18	—	—	59	18

	$441,884	$7,405	$72,101	$27,814	$513,985	$35,219

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

The amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of investment securities held to maturity as of December 31, 2010 were as follows:

	December 31, 2010
	Amortized cost	Gross Unrealized		Fair value	Weighted average yield%
		gains	losses
	(Dollars in thousands)
U.S. Treasury securities:
Due within 1 year	$8,487	$5	$—	$8,492	0.30
Puerto Rico Government obligations:
After 5 to 10 years	19,284	795	—	20,079	5.87
After 10 years	4,665	49	—	4,714	5.50

United States and Puerto Rico Government obligations	32,436	849	—	33,285	4.36

Mortgage-backed securities:
FHLMC certificates:
After 1 to 5 years	2,569	42	—	2,611	3.71
FNMA certificates:
After 1 to 5 years	2,525	130	—	2,655	3.86
After 5 to 10 years	391,328	21,946	—	413,274	4.48
After 10 years	22,529	885	—	23,414	5.33

Mortgage-backed securities	418,951	23,003	—	441,954	4.52

Corporate bonds:
After 10 years	2,000	—	723	1,277	5.80

Total investment securities held-to-maturity	$453,387	$23,852	$723	$476,516	4.51

Maturities of mortgage-backed securities are based on contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options.

From time to time the Corporation has securities held to maturity with an original maturity of three months or less that are considered cash and cash equivalents and classified as money market investments in the Consolidated Statement of Financial Condition. As of September 30, 2011, the Corporation had no outstanding securities held to maturity that were classified as cash and cash equivalents.

The following tables show the Corporation’s held-to-maturity investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2010:

	As of December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate bonds	$—	$—	$1,277	$723	$1,277	$723

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

Debt securities issued by U.S. government agencies, government-sponsored entities and the U.S. Treasury accounted for more than 88% of the total available-for-sale portfolio as of September 30, 2011 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government. The Corporation’s assessment was concentrated mainly on private label mortgage-backed securities (“MBS”) of approximately $88 million for which the Corporation evaluates credit losses on a quarterly basis. The Corporation considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

For the quarter and nine-month period ended September 30, 2011, the Corporation recorded OTTI losses on available-for-sale debt securities as follows:

	Private label MBS
	Quarter ended September 30, 2011	Nine-month period ended September 30, 2011
(In thousands)
Total other-than-temporary impairment losses	$—	$—
Unrealized other-than-temporary impairment losses recognized in OCI (1)	(350)	(957)

Net impairment losses recognized in earnings (2)	$(350)	$(957)

(1)	Represents the noncredit component impact of the OTTI on available-for-sale debt securities
(2)	Represents the credit component of the OTTI on available-for-sale debt securities

No OTTI losses on available for sale debt securities were recorded for the first nine-months of 2010.

The following table summarizes the roll-forward of credit losses on debt securities held by the Corporation for which a portion of an OTTI is recognized in OCI:

	Private label MBS
(In thousands)	Quarter ended September 30, 2011	Nine-month period ended September 30, 2011

Credit losses at the beginning of the period	$2,459	$1,852
Additions:
Credit losses related to debt securities for which an OTTI was not previously recognized	—	—
Credit losses related to debt securities for which an OTTI was previously recognized	350	957

Ending balance of credit losses on debt securities held for which a portion of an OTTI was recognized in OCI	$2,809	$2,809

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

Based on the expected cash flows derived from the model, and since the Corporation does not have the intention to sell the securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs, only the credit loss component was reflected in earnings. Significant assumptions in the valuation of the private label MBS as of September 30, 2011 and December 31, 2010 were as follow:

	September 30, 2011		December 31, 2010
	Weighted Average	Range	Weighted Average	Range

Discount rate	14.5%	14.5%	14.5%	14.5%
Prepayment rate	27%	22.09% - 37.95%	24%	18.2% - 43.73%
Projected Cumulative Loss Rate	6%	1.87% - 11.74%	6%	1.49% - 16.25%

For the nine-month period ended on September 30, 2010, the Corporation recorded OTTI of approximately $0.4 million on certain equity securities held in its available-for-sale investment portfolio related to financial institutions in Puerto Rico, no OTTI losses on equity securities were recognized for the nine-month period ended September 30, 2011. Management concluded that the declines in value of the securities were other-than-temporary; as such, the cost basis of these securities was written down to the market value as of the date of the analysis and is reflected in earnings as a realized loss.

Total proceeds from the sale of securities available for sale during the nine-month period ended September 30, 2011 amounted to approximately $1.2 billion (2010 —$2.4 billion). As part of its balance sheet restructuring strategies, the Corporation sold during the first nine-months of 2011 approximately $500 million of low-yielding U.S. Treasury Notes and $105 million of floating rate U.S. Agency collateralized mortgage obligations (“CMOs”) and used the proceeds, in part, to prepay $400 million of repurchase agreements that carried an average rate of 2.74%. The Corporation offset prepayment penalties of $10.6 million with gains of $11.0 million from the sale of U.S. Treasury Notes and floating rates U.S. Agency CMOs. This transaction contributed to improvements in the net interest margin.

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

As of September 30, 2011 and December 31, 2010, the Corporation had investments in FHLB stock with a book value of $39.4 million and $54.6 million, respectively. The net realizable value is a reasonable proxy for the fair value of these instruments. Dividend income from FHLB stock for the third quarter and nine-month period ended September 30, 2011 amounted to $0.4 million and $1.6 million, respectively, compared to $0.6 million and $2.1 million, respectively, for the same periods in 2010.

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

The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities as of September 30, 2011 and December 31, 2010 was $1.3 million. An impairment charge of $0.25 million was recorded in the first quarter of 2010 related to an investment in a failed financial institution in the United States. During the first quarter of 2010, the Corporation recognized a $10.7 million gain on the sale of VISA Class C shares. The Corporation no longer holds any VISA shares.

6 – LOAN PORTFOLIO

The following is a detail of the loan portfolio held for investment:

	September 30, 2011	December 31, 2010
	(In thousands)

Residential mortgage loans, mainly secured by first mortgages	$2,873,966	$3,417,417

Commercial loans:
Construction loans	473,812	700,579
Commercial mortgage loans	1,584,787	1,670,161
Commercial and Industrial loans (1)	3,844,690	3,861,545
Loans to local financial institutions collateralized by real estate mortgages	278,484	290,219

Commercial loans	6,181,773	6,522,504

Finance leases	254,515	282,904

Consumer loans	1,322,888	1,432,611

Loans receivable	10,633,142	11,655,436

Allowance for loan and lease losses	(519,687)	(553,025)

Loans receivable, net	$10,113,455	$11,102,411

1 - As of September 30, 2011, includes $1.6 billion of commercial loans that are secured by real estate but are not dependent upon the real estate for repayment.

Loans held for investment on which accrual of interest income had been discontinued as of September 30, 2011 and December 31, 2010 were as follows:

(Dollars in thousands)	September 30, 2011	December 31, 2010

Non-performing loans:
Residential mortgage	$364,561	$392,134
Commercial mortgage	188,326	217,165
Commercial and Industrial	315,360	317,243
Construction	270,411	263,056
Consumer:
Auto loans	22,460	25,350
Finance leases	3,879	3,935
Other consumer loans	18,692	20,106

Total non-performing loans held for investment (1)	$1,183,689	$1,238,989

1 -As of September 30, 2011 and December 31, 2010, excludes $5.1 million and $159.3 million, respectively, in non- performing loans held for sale.

The Corporation’s aging of the loans held for investment portfolio as of September 30, 2011 and December 31, 2010, follows:

As of September 30, 2011	Current	30-89 days Past Due	90 days or more Past Due (1)	Total Portfolio	90 days and still accruing
	(in thousands)

Residential Mortgage:
FHA/VA and other government guaranteed loans (2)	$165,336	$13,668	$86,646	$265,650	$86,646
Other residential mortage loans	2,139,574	90,499	378,243	2,608,316	13,682
Commercial:
Commercial & Industrial Loans	3,718,612	55,983	348,579	4,123,174	33,219
Commercial Mortgage Loans	1,336,745	53,306	194,736	1,584,787	6,410
Construction Loans	185,017	1,566	287,229	473,812	16,818
Consumer:
Auto	837,255	82,851	22,460	942,566	—
Finance Leases	233,801	16,835	3,879	254,515	—
Other Consumer Loans	344,856	16,774	18,692	380,322	—

Total Loans Receivable	$8,961,196	$331,482	$1,340,464	$10,633,142	$156,775

(1)	Includes non-performing loans and accruing loans which are contractually delinquent 90 days or more (i.e. FHA/VA and other guaranteed loans).
(2)	As of September 30, 2011, includes $62.9 million of defaulted loans collateralizing Ginnie Mae (“GNMA”) securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

As of December 31, 2010	Current	30-89 days Past Due	90 days or more Past Due (1)	Total Portfolio	90 days and still accruing
	(in thousands)

Residential Mortgage:
FHA/VA and other government guaranteed loans (2)	$136,412	$14,780	$81,330	$232,522	$81,330
Other residential mortage loans	2,654,430	116,438	414,027	3,184,895	21,893
Commercial:
Commercial & Industrial Loans	3,701,788	98,790	351,186	4,151,764	33,943
Commercial Mortgage Loans	1,412,943	40,053	217,165	1,670,161	—
Construction Loans	418,339	12,236	270,004	700,579	6,948
Consumer:
Auto	888,720	94,906	25,350	1,008,976	—
Finance Leases	258,990	19,979	3,935	282,904	—
Other Consumer Loans	379,566	23,963	20,106	423,635	—

Total Loans Receivable	$9,851,188	$421,145	$1,383,103	$11,655,436	$144,114

(1)	Includes non-performing loans and accruing loans which are contractually delinquent 90 days or more (i.e. FHA/VA and other guaranteed loans)
(2)	As of December 31, 2010, includes $54.2 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans

The Corporation’s primary lending area is Puerto Rico. The Corporation’s Puerto Rico banking subsidiary, FirstBank, also lends in the U.S. and British Virgin Islands markets and in the United States (principally in the state of Florida). Of the total gross loans held for investment portfolio of $10.6 billion as of September 30, 2011, approximately 83% have credit risk concentration in Puerto Rico, 8% in the United States and 9% in the Virgin Islands.

The largest loan to one borrower as of September 30, 2011 in the amount of $278.5 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual real-estate loans, mostly 1-4 family residential mortgage loans.

As of September 30, 2011, the Corporation had $207.0 million outstanding of credit facilities granted to the Puerto Rico Government and/or its political subdivisions, down from $325.1 million as of December 31, 2010, and $140.1 million granted to the Virgin Islands government, up from $84.3 million as of December 31, 2010. A substantial portion of these credit facilities are obligations that have a specific source of income or revenues identified for their repayment, such as property taxes collected by the central Government and/or municipalities. Another portion of these obligations consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power and water utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities in Puerto Rico for which the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment.

7 – ALLOWANCE FOR LOAN AND LEASE LOSSES AND IMPAIRED LOANS

The changes in the allowance for loan and lease losses were as follows:

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total
Quarter ended September 30, 2011
Allowance for loan and lease losses:
Beginning balance	$67,404	$90,785	$188,562	$131,344	$62,783	540,878
Charge-offs	(16,076)	(3,316)	(22,703)	(17,008)	(11,086)	(70,189)
Recoveries	260	7	177	185	1,923	2,552
Provision	17,744	13,324	10,437	(2,547)	7,488	46,446

Ending balance	$69,332	$100,800	$176,473	$111,974	$61,108	$519,687

Ending balance: specific reserve for impaired loans	$49,350	$35,928	$77,932	$48,209	$2,878	$214,297

Ending balance: general allowance	$19,982	$64,872	$98,541	$63,765	$58,230	$305,390

Loans receivables:
Ending balance	$2,873,966	$1,584,787	$4,123,174	$473,812	$1,577,403	$10,633,142

Ending balance: impaired loans	$548,677	$245,439	$384,640	$237,701	$15,325	$1,431,782

Ending balance: loans with general allowance	$2,325,289	$1,339,348	$3,738,534	$236,111	$1,562,078	$9,201,360

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total
Nine-month period ended September 30, 2011
Allowance for loan and lease losses:
Beginning balance	$62,330	$105,596	$152,641	$151,972	$80,486	$553,025
Charge-offs	(30,571)	(37,647)	(50,858)	(83,483)	(35,168)	(237,727)
Recoveries	657	84	1,281	2,215	5,790	10,027
Provision	36,916	32,767	73,409	41,270	10,000	194,362

Ending balance	$69,332	$100,800	$176,473	$111,974	$61,108	$519,687

Ending balance: specific reserve for impaired loans	$49,350	$35,928	$77,932	$48,209	$2,878	$214,297

Ending balance: general allowance	$19,982	$64,872	$98,541	$63,765	$58,230	$305,390

Loans receivables:
Ending balance	$2,873,966	$1,584,787	$4,123,174	$473,812	$1,577,403	$10,633,142

Ending balance: impaired loans	$548,677	$245,439	$384,640	$237,701	$15,325	$1,431,782

Ending balance: loans with general allowance	$2,325,289	$1,339,348	$3,738,534	$236,111	$1,562,078	$9,201,360

There were no significant purchases of loans during 2011. The Corporation did sell approximately $518 million of performing residential mortgage loans to another financial institution and $85.4 million of performing residential mortgage loans in the secondary market to FNMA and FHLMC during the nine-month period ended September 30, 2011. Also, the Corporation securitized approximately $152.0 million of FHA/VA mortgage loans to GNMA mortgage-backed securities during 2011. Refer to Note 8 – Loans held for sale for additional information about loans sold during 2011.

Changes in the allowance for the quarter and nine-month period ended September 30, 2010 were as follows:

	Quarter ended September 30, 2010	Nine-month period ended September 30, 2010
	(In thousands)

Balance at beginning of the period	$604,304	$528,120
Provision for loan and lease losses	120,482	438,240
Losses charged against the allowance	(120,487)	(367,309)
Recoveries credited to the allowance	4,227	9,475

Balance at end of period	$608,526	$608,526

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

Information regarding impaired loans for the quarter and nine-month period ended September 30, 2011 and for the year ended December 31, 2010 was as follows:

Impaired Loans

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized Quarter to date	Interest Income Recognized Year to date

As of September 30, 2011
With no related allowance recorded:
FHA/VA Guaranteed loans	$—	$—	$—	$—	$—	$—
Other residential mortage loans	136,170	149,266	—	157,304	1,397	4,451
Commercial:
Commercial mortgage loans	34,377	37,203	—	27,172	345	896
Commercial & Industrial Loans	42,033	45,826	—	54,783	258	560
Construction Loans	15,550	27,403	—	25,267	3	9
Consumer:
Auto loans	—	—	—	—	—	—
Finance leases	11	11	—	3	—	—
Other consumer loans	1,572	2,485	—	1,230	12	29

	$229,713	$262,194	$—	$265,759	$2,015	$5,945

With an allowance recorded:
FHA/VA Guaranteed loans	$—	$—	$—	$—	$—	$—
Other residential mortage loans	412,507	450,232	49,350	402,373	4,035	9,595
Commercial:
Commercial mortgage loans	211,062	258,548	35,928	198,467	1,547	3,793
Commercial & Industrial Loans	342,607	456,151	77,932	327,968	2,181	4,889
Construction Loans	222,151	336,294	48,209	263,988	70	152
Consumer:
Auto loans	7,110	7,110	899	2,466	122	222
Finance leases	1,529	1,529	43	728	37	81
Other consumer loans	5,103	7,232	1,936	3,447	228	410

	$1,202,069	$1,517,096	$214,297	$1,199,437	$8,220	$19,142

Total:
FHA/VA Guaranteed loans	$—	$—	$—	$—	$—	$—
Other residential mortage loans	548,677	599,498	49,350	559,677	5,432	14,046
Commercial:
Commercial mortgage loans	245,439	295,751	35,928	225,639	1,892	4,689
Commercial & Industrial Loans	384,640	501,977	77,932	382,751	2,439	5,449
Construction Loans	237,701	363,697	48,209	289,255	73	161
Consumer:
Auto loans	7,110	7,110	899	2,466	122	222
Finance leases	1,540	1,540	43	731	37	81
Other consumer loans	6,675	9,717	1,936	4,677	240	439

	$1,431,782	$1,779,290	$214,297	$1,465,196	$10,235	$25,087

	Recorded Investment	Unpaid Principal Balance	Related Allowance
As of December 31, 2010
With no related allowance recorded:
FHA/VA Guaranteed loans	$—	$—	$—
Other residential mortage loans	244,648	253,636	—
Commercial:
Commercial mortgage loans	32,328	32,868	—
Commercial & Industrial Loans	54,631	58,927	—
Construction Loans	25,074	26,557	—
Consumer:
Auto loans	—	—	—
Finance leases	—	—	—
Other consumer loans	659	1,015	—

	$357,340	$373,003	$—

With an allowance recorded:
FHA/VA Guaranteed loans	$—	$—	$—
Other residential mortage loans	311,187	350,576	42,666
Commercial:
Commercial mortgage loans	150,442	186,404	26,869
Commercial & Industrial Loans	325,206	416,919	65,030
Construction Loans	237,970	323,127	57,833
Consumer:
Auto loans	—	—	—
Finance leases	—	—	—
Other consumer loans	1,496	1,496	264

	$1,026,301	$1,278,522	$192,662

Total:
FHA/VA Guaranteed loans	$—	$—	$—
Other residential mortage loans	555,835	604,212	42,666
Commercial:
Commercial mortgage loans	182,770	219,272	26,869
Commercial & Industrial Loans	379,837	475,846	65,030
Construction Loans	263,044	349,684	57,833
Consumer:
Auto loans	—	—	—
Finance leases	—	—	—
Other consumer loans	2,155	2,511	264

	$1,383,641	$1,651,525	$192,662

Interest income of approximately $13.5 million and $25.9 million was recognized on impaired loans for the third quarter and first nine-months of 2010, respectively. The average recorded investment in impaired loans for the first nine-months of 2010 was $1.8 billion.

The following tables show the activity for impaired loans and the related specific reserve for the quarter and nine-month period ended September 30, 2011 and 2010:

	Quarter ended		Nine-month period ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
		(In thousands)
Impaired Loans:
Balance at beginning of period	$1,483,230	$1,870,832	1,383,641	$1,656,264
Loans determined impaired during the period	267,267	232,429	606,939	802.957
Net charge-offs	(55,958)	(100,236)	(182,849)	(299,871)
Loans sold, net of charge-offs	—	(49,807)	(850)	(120,556)
Loans foreclosed, paid in full and partial payments or no longer considered impaired, net	(262,757)	(72,148)	(375,099)	(157,724)

Balance at end of period	$1,431,782	1,881,070	$1,431,782	$1,881,070

	Quarter ended		Nine-month period ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
		(In thousands)
Specific Reserve:
Balance at beginning of period	$246,464	$277,642	$192,662	$182,145
Provision for loan losses	23,791	94,019	204,484	389,151
Net charge-offs	(55,958)	(100,236)	(182,849)	(299,871)

Balance at end of period	$214,297	$271,425	$214,297	$271,425

The Corporation’s credit quality indicators by loan type as of September 30, 2011 and December 31, 2010 are summarized below:

	Commercial Credit Exposure-Credit risk Profile based on Creditworthiness category:
September 30, 2011	Adversely Classified (1)	Total Portfolio
	(In thousands)
Commercial Mortgage	$324,127	$1,584,787
Construction	312,558	473,812
Commercial and Industrial	547,929	4,123,174

	Commercial Credit Exposure-Credit risk Profile based on Creditworthiness category:
December 31, 2010	Adversely Classified (1)	Total Portfolio
	(In thousands)
Commercial Mortgage	$353,860	$1,670,161
Construction	323,880	700,579
Commercial and Industrial	558,937	4,151,764

(1)	Excludes $5.1 million (construction) as of September 30, 2011 and $261.8 million as of December 31, 2010 ($205.7 million construction; $35.4 million commercial mortgage; $20.7 million commercial and industrial) of adversely classified loans held for sale.

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

September 30, 2011	Consumer Credit Exposure-Credit risk Profile based on payment activity
	Residential Real-Estate		Consumer
	FHA/VA/Guaranteed	Other residential loans	Auto	Finance Leases	Other Consumer
			(In thousands)
Performing	$265,650	$2,243,755	$920,106	$250,636	$361,630
Non-performing	—	364,561	22,460	3,879	18,692

Total	$265,650	$2,608,316	$942,566	$254,515	$380,322

December 31, 2010	Consumer Credit Exposure-Credit risk Profile based on payment activity
	Residential Real-Estate		Consumer
	FHA/VA/Guaranteed	Other residential loans	Auto	Finance Leases	Other Consumer
			(In thousands)
Performing	$232,522	$2,792,761	$983,626	$278,969	$403,529
Non-performing	—	392,134	25,350	3,935	20,106

Total	$232,522	$3,184,895	$1,008,976	$282,904	$423,635

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico and in accordance with the government’s Home Affordable Modification Program. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction and residential mortgage loans in the U.S. mainland fit the definition of TDR. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of September 30, 2011, the Corporation’s total TDR loans of $713.1 million consisted of $299.1 million of residential mortgage loans, $94.7 million of commercial and industrial loans, $194.5 million of commercial mortgage loans, $111.0 million construction loans and $13.7 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $11.0 million as of September 30, 2011.

The Corporation’s loss mitigation programs for residential mortgage and consumer loans can provide for one or a combination of the following: movement of unpaid principal and interest to the end of the loan, extension of the loan term (up to a maximum of forty years from the original contractual due date for residential mortgage loans), deferral of principal payments for a significant period of time, and reduction of interest rates either permanently (up to 2010) or for a period of up to two years (step-up rates). Additionally, in remote cases, the restructuring may provide for the forgiveness of contractually due principal or interest. Deferred principal and uncollected interest are added to the end of the loan term at the time of the restructuring and uncollected interest is not recognized as income until collected or when the loan is paid off. These programs are available to only those borrowers who have defaulted, or are likely to default, permanently on their loan and would lose their homes in foreclosure action absent some lender concession. Notwithstanding, if the Corporation is not reasonably assured that the borrower will comply with its contractual commitment, properties are foreclosed.

For the commercial real estate, commercial and industrial, and the construction and land portfolios, at the time of the restructuring, the Corporation determines, on a loan by loan basis, whether a concession was granted for economic or legal reasons related to the borrower’s financial difficulty. Concessions granted for commercial loans could include: reductions in interest rates to rates that are considered below market; extension of repayment schedules and maturity dates beyond original contractual terms; waiving of borrower covenants; forgiveness of principal or interest; or other contract changes that would be considered a concession. The Corporation mitigates loan defaults for its commercial loan portfolios through its collections function. The function’s objective is to minimize both early stage delinquencies and losses upon default of commercial loans. The group utilizes its collections infrastructure of workout collection officers, credit work-out specialists, in-house legal counsel, and third party consultants. In the case of residential construction projects and large commercial loans, the function also utilizes third-party specialized consultants to monitor the residential and commercial construction projects in terms of construction, marketing and sales, and restructuring of large commercial loans.

TDRs are returned to accrual status after a sustained performance period is evidenced, approximately 3-months for residential mortgage loans and 6-months for commercial loans. Loan modifications increase Corporation’s interest income by returning a non-performing loan to performing status and cash flows by providing for payments to be made by the borrower, and avoid increases in foreclosure and real estate owned (“REO”) costs. The Corporation continues to consider a modified loan as an impaired loan for purposes of estimating the allowance for loan and lease losses, and, therefore a specific valuation allowance is established based on the collateral value of the loan (if the impaired loan is determined to be collateral dependent) or for non-collateral dependent based on the present value of the expected future cash flows discounted at the loans effective interest rate.

Loan modifications that are considered troubled debt restructurings completed during the quarter and nine-month period ended September 30, 2011 were as follows:

	Outstanding Recorded	Outstanding Recorded	Outstanding Recorded
	Quarter ended September 30, 2011
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Non-FHA/VA Residential Mortgage loans	190	$30,724	$31,395
Commercial Mortgage Loans	21	37,686	39,998
Commercial & Industrial Loans	19	24,355	24,085
Construction Loans	7	14,532	14,423
Consumer Loans - Auto	188	2,359	2,359
Finance Leases	32	409	409
Consumer Loans - Other	234	2,730	2,820

Total Troubled Debt Restructurings	691	$112,795	$115,489

	Nine-month period ended September 30, 2011
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Non-FHA/VA Residential Mortgage loans	607	$98,168	$101,367
Commercial Mortgage Loans	61	149,340	121,078
Commercial & Industrial Loans	43	44,561	43,702
Construction Loans	14	106,204	106,278
Consumer Loans - Auto	600	7,423	7,423
Finance Leases	87	1,501	1,501
Consumer Loans - Other	910	8,758	8,892

Total Troubled Debt Restructurings	2,322	$415,955	$390,241

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-performing loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. The Corporation considers a loan to have defaulted if the borrower has failed to make payments of either principal, interest, or both for a period of 90 days or more.

Loan modifications considered troubled debt restructurings that defaulted during the quarter and nine month period ended September 30, 2011 and that had been modified in a TDR during the 12 months preceding each quarterly period were as follows:

	Quarter ended September 30, 2011
	Number of contracts	Recorded Investment

Non-FHA/VA Residential Mortgage loans	31	$4,108
Commercial Mortgage Loans	5	2,783
Commercial & Industrial Loans	1	128
Construction Loans	—	—
Consumer Loans - Auto	—	—
Finance Leases	2	49
Consumer Loans - Other	52	250

Total	91	$7,318

	Nine-month period ended September 30, 2011
	Number of contracts	Recorded Investment

Non-FHA/VA Residential Mortgage loans	120	$31,141
Commercial Mortgage Loans	21	6,211
Commercial & Industrial Loans	2	1,567
Construction Loans	1	70
Consumer Loans - Auto	—	—
Finance Leases	2	49
Consumer Loans - Other	54	373

Total	200	$39,411

The Corporation reevaluated all loans that had been restructured during 2011 in order to reassess if these loans had been properly classified as TDRs at the restructuring date according to Accounting Standards Update 2011-02. As a result of adopting the amendments in this Update, the Corporation reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) for identification as TDRs. Upon identifying those loans as TDRs, the Corporation identified them as impaired under the applicable guidance. The amendments in this Update require prospective application of the impairment measurement guidance for those loans newly identified as TDRs. At the end of the first interim period of adoption (September 30, 2011), the recorded investment in loans newly identified as TDR under the applicable guidance of this update was $99.5 million and the allowance for credit losses associated with those loans, on the basis of a current evaluation of loss, was $13.0 million.

Included in the $194.5 million of commercial mortgage TDR loans are certain significant loan relationships restructured through loan splitting, two in the second quarter of 2011, one in the first quarter of 2011 and one in the fourth quarter of 2010. Each of these loan relationships were restructured into two notes; one that represents the portion of the loan that is expected to be fully collected along with contractual interest and the second note that represents the portion of the original loan that was charged-off. The renegotiations of these loans have been made after analyzing the borrowers’ and guarantors capacity to repay the debt and ability to perform under the modified terms. For the first relationship restructured in the second quarter, the first note amounting to $2.1 million was placed on a monthly amortization schedule that amortizes the debt over 30 years and the second note for $3.6 million represents mainly previously taken charge-offs on this loan. For the second relationship restructured in the second quarter, the first note of $3.9 million was placed on a 30 year amortization schedule at a market rate of interest, while the second note of $1.3 million, was charged-off. For the relationship restructured in the first quarter of 2011, the first note of $57.5 million was placed on a monthly payment that amortize the debt over 30 years at a market rate of interest. The second note, amounting to $28.3 million was fully charged-off. For the relationship restructured in the fourth quarter of 2010, as part of the renegotiation of the loans, the first note of $17 million was placed on a monthly payment schedule that amortizes the debt over 30 years at a market rate of interest. The second note for $2.7 million was fully charged-off. The following tables provide additional information about the volume of this type of loan restructurings and the effect on the allowance for loan and lease losses in 2011.

(In thousands)
Principal balance deemed collectible at end of period	$77,799

Amount charged-off	$29,576

Charges to the provision for loan losses	$6,349

Allowance for loan losses as of September 30, 2011	$1,394

The loans comprising the $77.8 million that have been deemed collectible were placed in accruing status as the borrowers have exhibited a period of sustained performance but continue to be individually evaluated for impairment purposes. These loans contributed to a $110.0 million decrease in non-performing loans over the last twelve months.

As of September 30, 2011, the Corporation maintains a $3.8 million reserve for unfunded loan commitments mainly related to outstanding construction loans commitments. The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments at the balance sheet date. It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statement of financial condition.

8 – LOANS HELD FOR SALE

As of September 30, 2011 and December 31, 2010, the Corporation’s loans held for sale portfolio was composed of:

	September 30, 2011	December 31, 2010
	(In thousands)
Residential mortgage loans	$8,498	$19,148
Construction loans	5,107	207,270
Commercial and Industrial loans	—	20,643
Commercial mortgage loans	—	53,705

Total	$13,605	$300,766

Non-performing loans held for sale totaled $5.1 million (construction) and $159.3 million ($140.1 million construction loans and $19.2 million commercial mortgage loans) as of September 30, 2011 and December 31, 2010, respectively.

At the end of the fourth quarter of 2010, the Corporation transferred $447 million of loans to held for sale at a value of $281.6 million. This resulted in charge-offs at the time of transfer of $165.1 million. During the first quarter of 2011, these loans with a book value of $269.3 million were sold to CPG/GS in exchange for $88.5 million of cash, an acquisition loan of $136.1 million and a 35%, equity interest in CPG/GS. The Bank’s 35% interest in CPG/GS is subordinated to the interest of the majority investor in CPG/GS, which is entitled to recover its investment and receive a priority 12% return on its invested capital. The Corporation’s equity interest of $41.7 million as of September 30, 2011 is subordinated to the aggregate amount of its loans to CPG/GS in the amount of $208.1 million as of September 30, 2011 and to the interest and priority return of CPG/GS’s majority investor. Further details of this transaction are discussed in Note 11. At September 30, 2011, the only related balance remaining from loans transferred in the fourth quarter of 2010 amounted to $5.1 million.

9 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Corporation designates a derivative as a fair value hedge, cash flow hedge or as an economic undesignated hedge when it enters into the derivative contract. As of September 30, 2011 and December 31, 2010, all derivatives held by the Corporation were considered economic undesignated hedges. These undesignated hedges are recorded at fair value with the resulting gain or loss recognized in current earnings.

The following summarizes the principal derivative activities used by the Corporation in managing interest rate risk:

Interest rate cap agreements - Interest rate cap agreements provide the right to receive cash if a reference interest rate rises above a contractual rate. The value increases as the reference interest rate rises. The Corporation enters into interest rate cap agreements for protection from rising interest rates. Specifically, the interest rate on certain of the Corporation’s commercial loans to other financial institutions is generally a variable rate limited to the weighted-average coupon of the referenced residential mortgage collateral, less a contractual servicing fee. During the second quarter of 2010, the counterparty for interest rate caps for certain private label MBS was taken over by the FDIC, which resulted in the immediate cancelation of all outstanding commitments, and as a result, interest rate caps with a notional amount of $93.5 million are no longer considered to be derivative financial instruments. The total exposure to fair value of $3.0 million related to such contracts was reclassified to an account receivable.

Interest rate swaps - Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of September 30, 2011, most of the interest rate swaps outstanding are used for protection against rising interest rates. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.

Indexed options - Indexed options are generally over-the-counter (OTC) contracts that the Corporation enters into in order to receive the appreciation of a specified Stock Index (e.g., Dow Jones Industrial Composite Stock Index) over a specified period in exchange for a premium paid at the contract’s inception. The option period is determined by the contractual maturity of the notes payable tied to the performance of the Stock Index. The credit risk inherent in these options is the risk that the exchange party may not fulfill its obligation.

Forward Contracts - Forward contracts are sales of to-be-announced (“TBA”) mortgage-backed securities that will settle over the standard delivery date and do not qualify as “regular way” security trades. Regular-way security trades are contracts with no net settlement provision and no market mechanism to facilitate net settlement and they provide for delivery of a security within the time generally established by regulations or conventions in the market-place or exchange in which the transaction is being executed. The forward sales are considered derivative instruments that need to be marked-to-market. These securities are used to hedge the FHA/VA residential mortgage loans securitizations of the mortgage-banking operations. Unrealized gains (losses) are recognized as part of mortgage banking activities in the Consolidated Statement of (Loss) Income.

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

The following table summarizes the notional amounts of all derivative instruments as of September 30, 2011 and December 31, 2010:

	Notional Amounts
	As of September 30, 2011	As of December 31, 2010
	(In thousands)
Economic undesignated hedges:

Interest rate contracts:
Interest rate swap agreements used to hedge loans	$40,079	$41,248
Written interest rate cap agreements	70,881	71,602
Purchased interest rate cap agreements	70,881	71,602

Equity contracts:
Embedded written options on stock index deposits and notes payable	46,515	53,515
Purchased options used to manage exposure to the stock market on embedded stock index options	46,515	53,515
Forward contracts:
Sales of TBA GNMA MBS pools	18,000	—

	$292,871	$291,482

The following table summarizes the fair value of derivative instruments and the location in the Statement of Financial Condition as of September 30, 2011 and December 31, 2010:

	Asset Derivatives			Liability Derivatives
	Statement of Financial Condition Location	September 30, 2011	December 31, 2010	Statement of Financial Condition Location	September 30, 2011	December 31, 2010
		Fair Value	Fair Value		Fair Value	Fair Value
	(In thousands)
Economic undesignated hedges:

Interest rate contracts:
Interest rate swap agreements used to hedge loans	Other assets	$400	$351	Accounts payable and other liabilities	$7,035	$5,192
Written interest rate cap agreements	Other assets	—	—	Accounts payable and other liabilities	—	1
Purchased interest rate cap agreements	Other assets	—	1	Accounts payable and other liabilities	—	—
Equity contracts:
Embedded written options on stock index deposits	Other assets	—	—	Interest-bearing deposits	—	—
Embedded written options on stock index notes payable	Other assets	—	—	Notes payable	686	1,508
Purchased options used to manage exposure to the stock market on embedded stock index options	Other assets	724	1,553	Accounts payable and other liabilities	—	—
Forward Contracts:
Sales of TBA GNMA MBS pools	Other assets	—	—	Accounts payable and other liabilities	209	—

		$1,124	$1,905		$7,930	$6,701

The following table summarizes the effect of derivative instruments on the Statement of Loss for the quarter and nine-month period ended September 30, 2011 and 2010:

		Unrealized Gain or (Loss)		Unrealized Gain or (Loss)
	Location of Gain or (loss) Recognized in Income on Derivatives	Quarter Ended September 30,		Nine-Month Period Ended September 30,
		2011	2010	2011	2010
		(In thousands)
ECONOMIC UNDESIGNATED HEDGES:
Interest rate contracts:
Interest rate swap agreements used to hedge fixed-rate: Loans	Interest income - Loans	$(954)	$(935)	$(1,794)	$(995)
Written and purchased interest rate cap agreements - mortgage-backed securities	Interest income - Investment securities	—	—	—	(1,137)
Written and purchased interest rate cap agreements - loans	Interest income - loans	—	(3)	—	(37)
Equity contracts:
Embedded written and purchased options on stock index deposits	Interest expense - Deposits	—	(1)	—	(2)
Embedded written and purchased options on stock index notes payable	Interest expense - Notes payable and other borrowings	40	25	(7)	76
Forward contracts:
Sales of TBA GNMA MBS pools	Mortgage Banking Activities	(176)	—	(209)	—

Total gain (loss) on derivatives		$(1,090)	$(914)	$(2,010)	$(2,095)

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

A summary of interest rate swaps as of September 30, 2011 and December 31, 2010 follows:

	As of September 30, 2011	As of December 31, 2010
	(Dollars in thousands)

Pay fixed/receive floating :
Notional amount	$40,079	$41,248
Weighted-average receive rate at period end	2.06%	2.14%
Weighted-average pay rate at period end	6.82%	6.83%
Floating rates range from 167 to 252 basis points over 3-month LIBOR

As of September 30, 2011, the Corporation has not entered into any derivative instrument containing credit-risk-related contingent features.

10 – GOODWILL AND OTHER INTANGIBLES

Goodwill as of September 30, 2011 and December 31, 2010 amounted to $28.1 million, recognized as part of “Other Assets”. The Corporation conducted its annual evaluation of goodwill and intangibles during the fourth quarter of 2010. The evaluation was a two step process. The Step 1 evaluation of goodwill allocated to the Florida reporting unit indicated potential impairment of goodwill. The Step 1 fair value for the unit was below the carrying amount of its equity book value as of the October 1, 2010 valuation date, requiring the completion of Step 2. The Step 2 required a valuation of all assets and liabilities of the Florida unit, including any recognized and unrecognized intangible assets, to determine the fair value of net assets. To complete Step 2, the Corporation subtracted from the unit’s Step 1 fair value the determined fair value of the net assets to arrive at the implied fair value of goodwill. The results of the Step 2 analysis indicated that the implied fair value of goodwill exceeded the goodwill carrying value by $12.3 million, resulting in no goodwill impairment. Goodwill was not impaired as of December 31, 2010, nor was any goodwill written-off due to impairment during 2010. There have been no events related to the Florida reporting unit that could indicate potential goodwill impairment since the date of the last evaluation; therefore, no goodwill impairment evaluation was performed during the nine-month period ended September 30, 2011. Goodwill and other indefinite life intangibles are reviewed at least annually for impairment.

As of September 30, 2011, the gross carrying amount and accumulated amortization of core deposit intangibles was $41.8 million and $29.5 million, respectively, recognized as part of “Other Assets” in the consolidated statements of financial condition (December 31, 2010 — $41.8 million and $27.8 million, respectively). During the quarter and nine-month period ended September 30, 2011, the amortization expense of core deposit intangibles amounted to $0.6 million and $1.8 million, respectively, compared to $0.6 million and $1.9 million, respectively, for the comparable periods in 2010.

11 – NON-CONSOLIDATED VARIABLE INTEREST ENTITIES AND SERVICING ASSETS

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

Below is a summary of transfers of financial assets to VIEs for which the Corporation has retained some level of continuing involvement:

Ginnie Mae

The Corporation typically transfers first lien residential mortgage loans in conjunction with Ginnie Mae securitization transactions whereby the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by the issuer and, as such, under seller/servicer agreements the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of September 30, 2011, the Corporation serviced loans securitized through GNMA with principal balance of $593.0 million.

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

Grantor Trusts

During 2004 and 2005, a third party to the Corporation, from now on identified as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates. The seller initially provided the servicing for a fee, which is senior to the obligations to pay trust certificate holders. The seller then entered into a sales agreement through which it sold and issued the trust certificates in favor of the Corporation’s banking subsidiary. Currently, the Bank is the sole owner of the trust certificates; the servicing of the underlying residential mortgages that generate the principal and interest cash flows, is performed by another third party, which receives a fee compensation for services provided, the servicing fee. The securities are variable rate securities indexed to 90 day LIBOR plus a spread. The principal payments from the underlying loans are remitted to a paying agent (servicer) who then remits interest to the Bank; interest income is shared to a certain extent with the FDIC, that has an interest only strip (“IO”) tied to the cash flows of the underlying loans, whereas it is entitled to received the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to the weighted average coupon of the securities. The FDIC became the owner of the IO upon the intervention of the seller, a failed financial institution. No recourse agreement exists and the risk from losses on non accruing loans and repossessed collateral are absorbed by the Bank as the sole holder of the certificates. As of September 30, 2011, the outstanding balance of Grantor Trusts amounted to approximately $88 million with a weighted average yield of 2.09%.

Investment in unconsolidated entities

On February 16, 2011, FirstBank sold an asset portfolio consisting of performing and non-performing construction, commercial mortgage and C&I loans with an aggregate book value of $269.3 million to CPG/GS PR NPL, LLC (“CPG/GS” or the “Joint Venture”) organized under the Laws of the Commonwealth of Puerto Rico and majority owned by PRLP Ventures LLC (“PRLP”), a company created by Goldman, Sachs & Co. and Caribbean Property Group. In connection with the sale, the Corporation received $88.5 million in cash and a 35% interest in the CPG/GS, and made a loan in the amount of $136.1 million representing seller financing provided by FirstBank. The loan has a 7-year maturity and bears variable interest at 30-day LIBOR plus 300 basis points and is secured by a pledge of all of the acquiring entity’s assets as well as the PRLP’s 65% ownership interest in CPG/GS. As of September 30, 2011, the carrying amount of the loan is $131.0 million and is included in the Corporation’s C&I loan receivable portfolio; the carrying value of FirstBank’s equity interest in CPG/GS is $41.7 million as of September 30, 2011, accounted under the equity method and included as part of Investment in unconsolidated entities in the Consolidated Statements of Financial Condition. When applying the equity method, the Bank follows the Hypothetical Liquidation Book Value method (“HLBV”) to determine its share in CPG/GS earnings or losses. Under HLBV, the Bank determines its share in CPG/GS earnings or losses by determining the difference between its “claim on CPG/GS’s book value” at the end of the period as compared to the beginning of the period. This claim is calculated as the amount the Bank would receive if CPG/GS were to liquidate all of its assets at recorded amounts determined in accordance with GAAP and distribute the resulting cash to the investors, PRLP and FirstBank, according to their respective priorities as provided in the contractual agreement. CPG/GS records its loans receivable under the fair value option.

FirstBank also provided an $80 million advance facility to CPG/GS to fund unfunded commitments and costs to complete projects under construction, which was fully disbursed in the nine-month period ended September 30, 2011, and a $20 million working capital line of credit to fund certain expenses of CPG/GS. These loans bear variable interest at 30-day LIBOR plus 300 basis points. As of September 30, 2011, the carrying value of the advance facility and working capital line were $77.0 million and $0, respectively, and are included in the Corporation’s C&I loan receivable portfolio.

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

Equity in losses of unconsolidated entities of approximately $4.4 million and $5.9 million for the quarter and nine-month period ended September 31, 2011, respectively, presented in the Statement of Loss, relate to the Bank’s investment in CPG/GS. Approximately $1.9 million of such charges, recorded in the second quarter of 2011, represents an out of period adjustment to correct an overstatement of the carrying value of the Bank’s investment CPG/GS recognized as of March 31, 2011. The overstatement was the result of the use of a discount factor in calculating the initial fair value of investment in unconsolidated entity of 16.24% based on the expected rate of return at the transaction date whereas, upon further consideration and additional information considered during the second quarter of 2011, the Corporation believes that a discount factor of 17.57% is more appropriate. In accordance with the Corporation’s policy, which is based on the principles of Staff Accounting Bulletin (“SAB”) 99 and SAB 108, management concluded, with the agreement of the Corporation’s Audit Committee, that the overstatement of the carrying value of the investment in CPG/GS was not individually or in the aggregate material to the first quarter or the second quarter of 2011.

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

The changes in servicing assets are shown below:

	Quarter ended		Nine-Month Period Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
		(In thousands)
Balance at beginning of period	$16,877	$13,335	$15,597	$11,902
Capitalization of servicing assets	1,271	2,181	3,793	5,244
Amortization	(726)	(572)	(1,823)	(1,504)
Adjustment to servicing assets for loans repurchased (1)	(93)	(38)	(238)	(736)

Balance before valuation allowance at end of period	17,329	14,906	17,329	14,906
Valuation allowance for temporary impairment	(2,405)	(1,018)	(2,405)	(1,018)

Balance at end of period	$14,924	$13,888	$14,924	$13,888

(1)	Amount represents the adjustment to fair value related to the repurchase of $8.5 million and $29.3 million for the quarter and nine-month period ended September 30, 2011, respectively and $3.8 million and $71.2 million for the quarter and nine-month period ended September 30, 2010, respectively, in principal balance of loans serviced for others.

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

Changes in the impairment allowance were as follows:

	Quarter ended		Nine-Month Period Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(In thousands)
Balance at beginning of period	$2,239	$282	$434	$745
Temporary impairment charges	232	737	2,355	1,089
Recoveries	(66)	(1)	(384)	(816)

Balance at end of period	$2,405	$1,018	$2,405	$1,018

The components of net servicing income are shown below:

	Quarter ended		Nine-Month Period Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(In thousands)
Servicing fees	$1,293	$1,059	$3,955	$2,960
Late charges and prepayment penalties	184	138	551	459
Adjustment for loans repurchased	(93)	(38)	(238)	(736)

Servicing income, gross	1,384	1,159	4,268	2,683
Amortization and impairment of servicing assets	(892)	(1,308)	(3,794)	(1,777)

Servicing income (loss), net	$492	$(149)	$474	$906

The Corporation’s servicing assets are subject to prepayment and interest rate risks. Key economic assumptions used in determining the fair value at the time of sale ranged as follows:

	Maximum	Minimum
Nine-month period ended September 30, 2011:
Constant prepayment rate:
Government guaranteed mortgage loans	12.9%	10.6%
Conventional conforming mortgage loans	14.3%	12.7%
Conventional non-conforming mortgage loans	13.9%	11.7%
Discount rate:
Government guaranteed mortgage loans	11.5%	11.3%
Conventional conforming mortgage loans	9.5%	9.3%
Conventional non-conforming mortgage loans	15.0%	13.8%
Nine-month period ended September 30, 2010:
Constant prepayment rate:
Government guaranteed mortgage loans	12.7%	11.3%
Conventional conforming mortgage loans	18.0%	14.8%
Conventional non-conforming mortgage loans	14.8%	11.5%
Discount rate:
Government guaranteed mortgage loans	11.7%	10.3%
Conventional conforming mortgage loans	9.3%	9.2%
Conventional non-conforming mortgage loans	13.1%	13.1%

At September 30, 2011, fair values of the Corporation’s servicing assets were based on a valuation model that incorporates market driven assumptions, adjusted by the particular characteristics of the Corporation’s servicing portfolio, regarding discount rates and mortgage prepayment rates. The weighted-averages of the key economic assumptions used by the Corporation in its valuation model and the sensitivity of the current fair value to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at September 30, 2011, were as follows:

(Dollars in thousands)
Carrying amount of servicing assets	$14,924
Fair value	$15,600
Weighted-average expected life (in years)	7.12

Constant prepayment rate (weighted-average annual rate)	13.63%
Decrease in fair value due to 10% adverse change	$581
Decrease in fair value due to 20% adverse change	$1,288

Discount rate (weighted-average annual rate)	10.60%
Decrease in fair value due to 10% adverse change	$557
Decrease in fair value due to 20% adverse change	$1,078

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

12 – DEPOSITS

The following table summarizes deposit balances:

	September 30, 2011	December 31, 2010
	(In thousands)

Type of account and interest rate:
Non-interest bearing checking accounts	$680,242	$668,052
Savings accounts	2,139,381	1,938,475
Interest-bearing checking accounts	1,033,975	1,012,009
Certificates of deposit	2,310,464	2,181,205
Brokered certificates of deposit	4,493,249	6,259,369

	$10,657,311	$12,059,110

Brokered CDs mature as follows:

September 30, 2011
(In thousands)

One to ninety days	$911,203
Over ninety days to one year	1,900,341
One to three years	1,664,795
Three to five years	5,824
Over five years	11,086

Total	$4,493,249

The following are the components of interest expense on deposits:

	Quarter Ended		Nine-Month Period Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(In thousands)		(In thousands)

Interest expense on deposits	$42,465	$55,842	$136,507	$174,786
Amortization of broker placement fees	3,675	5,161	13,217	15,948

Interest expense on deposits excluding net unrealized (gain) loss on derivatives and brokered CDs measured at fair value	46,140	61,003	149,724	190,734

Net unrealized (gain) loss on derivatives and brokered CDs measured at fair value	—	1	—	2

Total interest expense on deposits	$46,140	$61,004	$149,724	$190,736

13 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (repurchase agreements) consist of the following:

	September 30, 2011	December 31, 2010
	(In thousands)

Repurchase agreements, interest ranging from 2.50% to 4.41% (2010 - 0.99% to 4.51%)	$1,000,000	$1,400,000

Repurchase agreements mature as follows:

September 30, 2011
(In thousands)

Over ninety days to one year	$100,000
One to three years	500,000
Three to five years	300,000
Over five years	100,000

Total	$1,000,000

As of September 30, 2011 and December 31, 2010, the securities underlying such agreements were delivered to the dealers with whom the repurchase agreements were transacted.

Repurchase agreements as of September 30, 2011, grouped by counterparty, were as follows:

Counterparty	Amount	Weighted-Average Maturity (In Months)

Dean Witter / Morgan Stanley	$200,000	22
JP Morgan Chase	200,000	30
Citigroup Global Markets	300,000	31
Credit Suisse First Boston	300,000	59

	$1,000,000

As part of the Corporation’s balance sheet restructuring strategies, approximately $400 million of repurchase agreements were repaid prior to maturity during 2011, realizing a loss of $10.6 million on the early extinguishment. The repaid repurchase agreements were scheduled to mature at various dates between September 2011 and September 2012 and had a weighted average cost of 2.74%. The Corporation offset prepayment penalties of $10.6 million for the early termination of the repurchase agreements with gains of $11.0 million from the sale of low-yielding investment securities. This transaction contributed to improvements in the net interest margin.

In addition, during the third quarter of 2011, the Corporation restructured $600 million of repurchase agreements through amendments that include three to four year maturity extensions and are expected to result in additional reductions in the average cost of funding.

14 – ADVANCES FROM THE FEDERAL HOME LOAN BANK (FHLB)

Following is a summary of the advances from the FHLB:

	September 30, 2011	December 31, 2010
	(In thousands)
Fixed-rate advances from FHLB, with a weighted-average interest rate of 3.66% (2010 - 3.33%)	$409,440	$653,440

Advances from FHLB mature as follows:

September 30, 2011
(In thousands)

One to thirty days	$10,000
Over ninety days to one year	181,000
One to three years	218,440

Total	$409,440

As of September 30, 2011, the Corporation had additional capacity of approximately $487 million on this credit facility based on collateral pledged at the FHLB, including haircuts reflecting the perceived risk associated with holding the collateral.

Also as part of the Corporation’s deleveraging strategies, $100 million of advances from FHLB was repaid prior to maturity during the second quarter of 2011, which resulted in a $0.2 million loss on early extinguishment. The $100 million was scheduled to mature in July 2011 and had an interest rate of 1.62%.

15 – NOTES PAYABLE

Notes payable consist of:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)

Callable step-rate notes, bearing step increasing interest from 5.00% to 7.00% (6.00% as of September 30, 2011 and December 31, 2010) maturing on October 18, 2019, measured at fair value	$14,014	$11,842

Dow Jones Industrial Average (DJIA) linked principal protected notes:

Series A maturing on February 28, 2012	7,100	6,865

Series B maturing on May 27, 2011	—	7,742

	$21,114	$26,449

16 – OTHER BORROWINGS

Other borrowings consist of:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Junior subordinated debentures due in 2034, interest-bearing at a floating-rate of 2.75% over 3-month LIBOR (3.10% as of September 30, 2011 and 3.05% as of December 31, 2010)	$103,093	$103,093

Junior subordinated debentures due in 2034, interest-bearing at a floating-rate of 2.50% over 3-month LIBOR (2.85% as of September 30, 2011 and 2.80% as of December 31, 2010)	128,866	128,866

	$231,959	$231,959

17 – STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2011, the Corporation had 2,000,000,000 authorized shares of common stock with a par value of $0.10 per share. As of both September 30, 2011 and December 31, 2010, there were 21,963,522 shares issued and 21,303,669 shares outstanding. The Corporation stopped paying common and preferred stock dividends in August 2009.

As of September 30, 2011, there were 720 shares of restricted stock outstanding of which 270 shares were forfeited in the fourth quarter of 2011, and the remaining are expected to vest in the fourth quarter of 2011. The shares of restricted stock may vest more quickly in the event of death, disability, retirement, or a change in control. Based on particular circumstances evaluated by the Compensation Committee as they may relate to the termination of a holder of restricted stock, the Corporation’s Board of Directors may, with the recommendation of the Compensation Committee, grant the full vesting of the restricted stock held upon termination of employment. Holders of restricted stock have the right to dividends or dividend equivalents, as applicable, during the restriction period. Such dividends or dividend equivalents will accrue during the restriction period, but will not be paid until restrictions lapse. The holder of restricted stock has the right to vote the shares.

Effective January 7, 2011, the Corporation implemented a one-for-fifteen reverse stock split of all outstanding shares of its common stock. At the Corporation’s Special Meeting of Stockholders held on August 24, 2010, stockholders approved an amendment to the Corporation’s Restated Articles of Incorporation to implement a reverse stock split at a ratio, to be determined by the board in its sole discretion, within the range of one new share of common stock for 10 old shares and one new share for 20 old shares. As authorized, the Board elected to effect a reverse stock split at a ratio of one-for-fifteen. The reverse stock split allowed the Corporation to regain compliance with listing standards of the New York Stock Exchange. The one-for-fifteen reverse stock split reduced the number of outstanding shares of common stock from 319,557,932 shares to 21,303,669 shares of common stock. All share and per share amounts included in these financial statements have been adjusted to retroactively reflect the one-for-fifteen reverse stock split.

On October 7, 2011, the Corporation completed a $525 million capital raise. In connection with the closing, the Corporation issued 150 million shares of common stock at $3.50 per share to institutional investors. Refer to Note 1 Capital and Liquidity, and Note 24 Subsequent Events for additional information.

Preferred Stock

The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1, redeemable at the Corporation’s option subject to certain terms. This stock may be issued in series and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. As of September 30, 2011, the Corporation has five outstanding series of non-convertible non-cumulative preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% non-cumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E. The liquidation value per share is $25. The Corporation is currently in the process of voluntarily delisting the Series A through E preferred stock from the New York Stock Exchange.

On July 20, 2010, the Corporation issued $424.2 million of Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series G (the “Series G Preferred Stock”), in exchange for the $400 million of Fixed Rate Cumulative Perpetual Preferred Stock, Series F

(the “Series F Preferred Stock”), that the U.S. Treasury had acquired pursuant to the TARP Capital Purchase Program, and dividends accrued on such stock. A key benefit of this transaction to the Corporation was obtaining the right, under the terms of the Series G Preferred Stock, to compel the conversion of this stock into shares of the Corporation’s common stock, provided that the Corporation meets a number of conditions. On August, 24, 2010, the Corporation obtained its stockholders’ approval to increase the number of authorized shares of common stock from 750 million to 2 billion and decrease the par value of its common stock from $1.00 to $0.10 per share. These approvals and the issuance in 2010 of approximately 227 million shares of common stock in exchange for Series A through E preferred stock satisfied all but one of the substantive conditions to the Corporation’s ability to compel the conversion of the 424,174 shares of the new series of Series G Preferred Stock issued to the U.S. Treasury. The other substantive condition to the Corporation’s ability to compel the conversion of the Series G Preferred Stock was the issuance of a minimum amount of additional capital, subject to terms, other than the price per share, reasonably acceptable to the U.S. Treasury in its sole discretion which was completed on October 7, 2011.

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

The value of the base preferred stock component of the Series G Preferred Stock was determined using a discounted cash flow method and applying a discount rate. The cash flows, which consist of the sum of the discounted quarterly dividends plus the principal repayment, were discounted considering the Corporation’s credit rating. The short and long call options were valued using a Cox-Rubinstein binomial option pricing model-based methodology. The valuation methodology considered the likelihood of option conversions under different scenarios and the valuation interactions of the various components under each scenario. The difference from the par amount of the Series G Preferred Stock is accreted to preferred stock over 7 years using the interest method with a corresponding adjustment to preferred dividends.

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

The completion of the capital raise enabled the Corporation to compel the conversion of the 424,174 shares of the Corporation’s Series G Preferred Stock, held by the U.S. Treasury, into 32.9 million shares of common stock at a conversion price of $9.66. In connection with the conversion, the Corporation paid to the U.S. Treasury of $26.4 million for past due undeclared cumulative dividends on the Series G Preferred Stock. The book value of the Series G Preferred Stock was approximately $277 million greater than the $89.6 million fair value of the common stock issued to the U.S. Treasury in the exchange. Although the excess book value of approximately $277 million will be treated as a non-cash increase in income available to common stockholders in the fourth quarter of 2011, it has no effect on the Corporation’s overall equity or its regulatory capital.

Additionally, the 10-year warrant (the “Warrant”) issued to the U.S. Treasury to purchase shares of the Corporation’s common stock at an initial exercise price of $10.878 was adjusted as a result of the capital raise to provide for the issuance of approximately 1,285,899 shares of common stock at an exercise price of $3.29 per share for a 10 year term, exercisable at any time. The exercise price and the number of shares issuable upon exercise of the Warrant are subject to certain anti-dilution adjustments.

The possible future issuance of equity securities through the exercise of the Warrant could affect the Corporation’s current stockholders in a number of ways, including by:

•

diluting the voting power of the current holders of common stock (the shares underlying the warrant represent approximately 0.6% of the Corporation’s shares of common stock as of the completion of the capital raise and the conversion of the Series G Preferred Stock);

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

Refer to Note 1, Capital and Liquidity, for information about the $525 million capital raise completed on October 7, 2011, including information about a rights offering commenced by the Corporation on October 25, 2011.

Stock repurchase plan and treasury stock

The Corporation has a stock repurchase program under which, from time to time, it has repurchased shares of common stock in the open market, which it holds as treasury stock. No shares of common stock were repurchased during the nine-month period ended September 30, 2011 and 2010 by the Corporation. As of September 30, 2011 and December 31, 2010, of the total amount of common stock repurchased in prior years, 659,853 shares were held as treasury stock and were available for general corporate purposes.

FirstBank Statutory Reserve

The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to legal surplus until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus account from the retained earnings account are not available for distribution to the stockholders without the prior consent of the Puerto Rico Commissioner of Financial Institutions. FirstBank’s statutory reserve fund amounted to $299.0 million as of September 30, 2011 and December 31, 2010.

18 – INCOME TAXES

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

Under the Puerto Rico Internal Revenue Code of 1994, as amended (the “1994 PR Code”), the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns and, thus, the Corporation is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss, a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable carry forward period (10 years under the 1994 PR Code). The 1994 PR Code provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations. Dividend payments from a U.S. subsidiary to the Corporation are subject to a 10% withholding tax based on the provisions of the U.S. Internal Revenue Code.

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

For the quarter and nine-month period ended September 30, 2011, the Corporation recorded an income tax expense of $2.9 million and $9.1 million, respectively, compared to an income tax benefit of $1.0 million for the third quarter of 2010 and an income tax expense of $9.7 million for the first nine-months of 2010. The increase in the tax expense for the third quarter of 2011, compared to the same period in 2010, was mainly related to unrecognized tax benefits (“UTBs”) of $3.2 million, including accrued interest, recorded in the third quarter of 2011, as further discussed below. The decrease in the income tax expense for the nine-month period ended September 30, 2011, compared to the same period in 2010, reflects the impact in the first half of 2010 of a $3.5 million charge to increase the valuation allowance related to deferred tax assets created prior to 2010 and lower income derived from the operations of FirstBank Overseas. As of September 30, 2011, the deferred tax asset, net of a valuation allowance of $365.8 million, amounted to $5.5 million compared to $9.3 million as of December 31, 2010. The Corporation continued to increase the valuation allowance related to deferred tax assets created in connection with the operations of its banking subsidiary, FirstBank.

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

In assessing the weight of positive and negative evidence, a significant negative factor that resulted in increases in the valuation allowance was that the Corporation’s banking subsidiary, FirstBank Puerto Rico, continued in a three-year historical cumulative loss position as of the end of the third quarter of 2011, and has projected to be in a loss position for the remaining of 2011. As of September 30, 2011, management concluded that $5.5 million of the deferred tax asset will be realized. The Corporation’s deferred tax assets for which it has not established a valuation allowance relate to profitable subsidiaries and to amounts that can be realized through future reversals of existing taxable temporary differences. To the extent the realization of a portion, or all, of the tax asset becomes “more likely than not” based on changes in circumstances (such as, improved earnings, changes in tax laws or other relevant changes), a reversal of that portion of the deferred tax asset valuation allowance will then be recorded.

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

During the third quarter of 2011, the Corporation recorded new UTBs of $2.4 million and related accrued interest of $0.8 million, all of which would, if recognized, affect the Corporations effective tax rate. The Corporation classified all interest and penalties, if any, related to tax uncertainties as income tax expense. As of September 30, 2011, the Corporation’s accrued interest that relates to tax uncertainties amounted to $0.8 million and there is no need to accrue for the payment of penalties. The amount of UTBs may increase or decrease for various reasons, including changes in the amounts for current tax year positions, the expiration of open income tax returns due to the expiration of statutes of limitations, changes in management’s judgment about the level of uncertainty, the status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. The Corporation does not anticipate any significant changes to its UTBs within the next twelve months.

The Corporation’s liability for income taxes includes the liability for UTBs, and interest which relates to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the PR Code is 4 years; and for Virgin Islands and U.S. income tax purposes is 3 years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. All tax years subsequent to 2009 remain open to examination under the PR Code, taxable years from 2008 remain open to examination for Virgin Islands and taxable years from 2007 remain open to examination for U.S.

19 – FAIR VALUE

Fair Value Option

FASB authoritative guidance permits the measurement of selected eligible financial instruments at fair value.

Medium-Term Notes

The Corporation elected the fair value option for certain medium term notes that were hedged with interest rate swaps that were previously designated for fair value hedge accounting. As of September 30, 2011 and December 31, 2010, these medium-term notes with a principal balance of $15.4 million, had a fair value of $14.0 million and $11.8 million, respectively, recorded in notes payable. Interest paid/accrued on these instruments is recorded as part of interest expense and the accrued interest is part of the fair value of the notes. Electing the fair value option allows the Corporation to eliminate the burden of complying with the requirements for hedge accounting (e.g., documentation and effectiveness assessment) without introducing earnings volatility.

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

The following table presents the estimated fair value and carrying value of financial instruments as of September 30, 2011 and December 31, 2010.

	Total Carrying Amount in Statement of Financial Condition September 30, 2011	Fair Value Estimated September 30, 2011	Total Carrying Amount in Statement of Financial Condition December 31, 2010	Fair Value Estimated December 31, 2010
		(In thousands)
Assets:
Cash and due from banks and money market investments	$800,395	$800,395	$370,283	$370,283
Investment securities available for sale	1,863,952	1,863,952	2,744,453	2,744,453
Investment securities held to maturity	—	—	453,387	476,516
Other equity securities	40,667	40,667	55,932	55,932
Loans held for sale	13,605	13,784	300,766	300,766
Loans, held for investment	10,633,142		11,655,436
Less: allowance for loan and lease losses	(519,687)		(553,025)

Loans held for investment, net of allowance	10,113,455	9,609,138	11,102,411	10,581,221

Derivatives, included in assets	1,124	1,124	1,905	1,905

Liabilities:
Deposits	10,657,311	10,740,311	12,059,110	12,207,613
Securities sold under agreements to repurchase	1,000,000	1,103,459	1,400,000	1,513,338
Advances from FHLB	409,440	427,039	653,440	677,866
Notes Payable	21,114	20,427	26,449	24,909
Other borrowings	231,959	83,163	231,959	71,488
Derivatives, included in liabilities	7,930	7,930	6,701	6,701

Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Corporation has elected the fair value option, are summarized below:

	As of September 30, 2011				As of December 30, 2010
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Assets / Liabilities at Fair Value	Level 1	Level 2	Level 3	Assets / Liabilities at Fair Value

Assets:
Securities available for sale :
Equity securities	$46	$—	$—	$46	$59	$—	$—	$59
U.S. Treasury Securities	436,521	—	—	436,521	608,714	—	—	608,714
Non-callable U.S. agency debt	302,394	—	—	302,394	304,257	—	—	304,257
Callable U.S. agency debt and MBS	—	903,676	—	903,676	—	1,622,265	—	1,622,265
Puerto Rico Government Obligations	—	153,207	3,227	156,434	—	134,165	2,676	136,841
Private label MBS	—	—	63,446	63,446	—	—	72,317	72,317
Corporate bonds	—	—	1,435	1,435	—	—	—	—
Derivatives, included in assets:
Interest rate swap agreements	—	400	—	400	—	351	—	351
Purchased interest rate cap agreements	—	—	—	—	—	1	—	1
Purchased options used to manage exposure to the stock market on embeded stock indexed options	—	724	—	724	—	1,553	—	1,553
Liabilities:
Medium-term notes	—	14,014	—	14,014	—	11,842	—	11,842
Derivatives, included in liabilities:
Interest rate swap agreements		7,035	—	7,035	—	5,192	—	5,192
Written interest rate cap agreements	—	—	—	—	—	1	—	1
Embedded written options on stock index deposits and notes payable	—	686	—	686	—	1,508	—	1,508
Forward Contracts	—	209	—	209	—	—	—	—

	Changes in Fair Value for the Quarter Ended September 30, 2011, for items Measured at Fair Value Pursuant to Election of the Fair Value Option	Changes in Fair Value for the Nine-Month Period Ended September 30, 2011, for items Measured at Fair Value Pursuant to Election of the Fair Value Option
(In thousands)	Unrealized Losses and Interest Expense included in Current-Period Earnings (1)	Unrealized Losses and Interest Expense included in Current-Period Earnings (1)

Medium-term notes	($1,871)	($2,864)

(1)	Changes in fair value for the quarter and nine-month period ended September 30, 2011 include interest expense on medium-term notes of $0.2 million and $0.7 million, respectively. Interest expense on medium-term notes that have been elected to be carried at fair value is recorded in interest expense in the Consolidated Statement of Loss based on their contractual coupons.

	Changes in Fair Value for the Quarter Ended September 30, 2010, for items Measured at Fair Value Pursuant to Election of the Fair Value Option	Changes in Fair Value for the Nine-Month Period Ended September 30, 2010, for items Measured at Fair Value Pursuant to Election of the Fair Value Option
(In thousands)	Unrealized Losses and Interest Expense included in Current-Period Earnings (1)	Unrealized Gains and Interest Expense included in Current-Period Earnings (1)

Medium-term notes	($762)	$1,670

(1)	Changes in fair value for the quarter and nine-month period ended September 30, 2010 include interest expense on medium-term notes of $0.2 million and $0.6 million, respectively. Interest expense on medium-term notes that have been elected to be carried at fair value are recorded in interest expense in the Consolidated Statement of Loss based on their contractual coupons.

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter and nine-month period ended September 30, 2011 and 2010.

Level 3 Instruments Only	Total Fair Value Measurements (Quarter Ended September 30, 2011) Securities Available For Sale (1)	Total Fair Value Measurements (Nine-Month Period Ended September 30, 2011) Securities Available For Sale (1)
(In thousands)

Beginning balance	$71,412	$74,993

Total gains or (losses) (realized / unrealized):
Included in earnings	(350)	(957)
Included in other comprehensive income	897	2,768
Held-to-Maturity investment securities reclassified to Available-for-Sale	—	2,000
Principal repayments and amortization	(3,851)	(10,696)

Ending balance	$68,108	$68,108

(1)	Amounts mostly related to private label mortgage-backed securities.

	Total Fair Value Measurements (Quarter Ended September 30, 2010)		Total Fair Value Measurements (Nine-Month Period Ended September 30, 2010)
Level 3 Instruments Only	Derivatives (1)	Securities Available For Sale (2)	Derivatives (1)	Securities Available For Sale (2)
(In thousands)

Beginning balance	$—	$83,442	$4,199	$84,354

Total gains or (losses) (realized / unrealized):
Included in earnings	—	—	(1,152)	—
Included in other comprehensive income	—	1,090	—	5,060
Purchases	—	—	—	2,584
Principal repayments and amortization	—	(4,502)	—	(11,968)
Other (1)	—	—	(3,047)	—

Ending balance	$—	$80,030	$—	$80,030

(1)	Amounts related to the valuation of interest rate cap agreements. The counterparty to these interest rate cap agreements failed on April 30, 2010 and was acquired by another financial institution in an FDIC assisted transaction. The Corporation currently has a claim with the FDIC.
(2)	Amounts mostly related to private label mortgage-backed securities.

The table below summarizes changes in unrealized gains and losses recorded in earnings for the quarter and nine-month period ended September 30, 2011 and 2010 for Level 3 assets and liabilities that are still held at the end of such periods.

Level 3 Instruments Only (In thousands)	Changes in Unrealized Gains (Losses) Quarter Ended September 30, 2011	Changes in Unrealized Gains (Losses) Nine-Month Period Ended September 30, 2011
	Securities Available for Sale	Securities Available for Sale
Changes in unrealized gains (losses) relating to assets still held at reporting date

Net impairment losses on investment securities	$(350)	$(957)

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

As of September 30, 2011, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of September 30, 2011			Losses recorded for the Quarter Ended September 30, 2011	Losses recorded for the Nine-month period ended September 30, 2011
	Level 1	Level 2	Level 3
(In thousands)

Loans receivable (1)	$—	$—	842,773	$45,312	$187,269
Other Real Estate Owned (2)	—	—	109,514	2,325	6,294

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral. The fair values are derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g. absorption rates), which are not market observable.
(2)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates), which are not market observable. Losses are related to market valuation adjustments after the transfer from the loan to the Other Real Estate Owned (“OREO”) portfolio.

As of September 30, 2010, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of September 30, 2010			Losses recorded for the Quarter Ended September 30, 2010	Losses recorded for the Nine-month period ended September 30, 2010
	Level 1	Level 2	Level 3
(In thousands)

Loans receivable (1)	$—	$—	$1,512,091	$87,092	$387,536
Other Real Estate Owned (2)	—	—	82,706	5,880	13,144

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral. The fair values are derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g. absorption rates), which are not market observable.
(2)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates), which are not market observable. Losses are related to market valuation adjustments after the transfer from the loan to the Other Real Estate Owned (“OREO”) portfolio.

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

The fair value of brokered CDs, which are included within deposits, is determined using discounted cash flow analyses over the full term of the CDs. The fair value of the CDs is computed using the outstanding principal amount. The discount rates used are based on brokered CD market rates as of September 30, 2011.The fair value does not incorporate the risk of nonperformance, since interests in brokered CDs are generally sold by brokers in amounts of less than $250,000 and, therefore, insured by the FDIC.

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

Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments resulted in an unrealized gain of approximately $1.0 million as of September 30, 2011.

Term notes payable

The fair value of term notes is determined using a discounted cash flow analysis over the full term of the borrowings. The model assumes that the embedded options are exercised economically. The fair value of medium-term notes is computed using the notional amount outstanding. The discount rates used in the valuations considers the 3-month LIBOR forward curve and the credit spread at every cash flow. The net loss from fair value changes attributable to the Corporation’s own credit to the medium-term notes for which the Corporation has elected the fair value option recorded for the nine-month period ended September 30, 2011 amounted to $2.1 million, compared to an unrealized gain of $1.9 million for the comparable period in 2010. The cumulative mark-to-market unrealized gain on the medium-term notes since measured at fair value attributable to credit risk amounted to $1.6 million as of September 30, 2011.

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

20 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information follows:

	Nine-Month Period Ended September 30,
	2011	2010
	(In thousands)
Cash paid for:
Interest on borrowings	$191,570	$285,567
Income tax	2,120	435

Non-cash investing and financing activities:

Additions to other real estate owned	125,420	77,712
Additions to auto and other repossessed assets	50,380	55,826
Capitalization of servicing assets	3,793	5,244
Loan securitizations	151,972	164,904
Change in par value of common stock	—	83,287
Preferred Stock exchanged for new common stock issued:
Preferred stock exchanged (Series A through E)	—	476,193
New common stock issued	—	90,806
Series F preferred stock exchanged for Series G preferred stock:
Preferred stock exchanged (Series F)	—	378,408
New Series G preferred stock issued	—	347,386
Fair value adjustment on amended common stock warrant	—	1,179
Loans sold to CPG/GS in exchange for an acquisition loan and an equity interest in CPG/GS	183,709	—
Reclassification of Held-to-Maturity investment securities to Available-for-Sale	88,751	—

21 – SEGMENT INFORMATION

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of September 30, 2011, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States operations and Virgin Islands operations. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources.

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

The following table presents information about the reportable segments (in thousands):

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended September 30, 2011:
Interest income	$27,505	$41,611	$51,101	$13,328	$11,101	13,896	$158,542
Net (charge) credit for transfer of funds	(14,030)	3,528	(3,658)	10,203	3,957	—	—
Interest expense	—	(10,220)	—	(42,657)	(9,694)	(1,716)	(64,287)

Net interest income (loss)	13,475	34,919	47,443	(19,126)	5,364	12,180	94,255

Provision for loan and lease losses	(16,153)	(7,719)	(8,261)	—	(5,417)	(8,896)	(46,446)
Non-interest income	3,180	7,354	1,702	3,834	590	1,661	18,321
Direct non-interest expenses	(6,918)	(22,332)	(9,682)	(2,060)	(9,341)	(8,505)	(58,838)

Segment (loss) income	$(6,416)	$12,222	$31,202	$(17,352)	$(8,804)	$(3,560)	$7,292

Average earnings assets	$2,047,220	$1,435,818	$5,107,637	$2,765,749	$834,848	$888,393	$13,079,665

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended September 30, 2010:
Interest income	$38,653	$46,131	$58,034	$32,419	$12,416	16,375	$204,028
Net (charge) credit for transfer of funds	(21,677)	1,161	(6,126)	26,642	—	—	—
Interest expense	—	(12,552)	—	(64,769)	(11,348)	(1,657)	(90,326)

Net interest income (loss)	16,976	34,740	51,908	(5,708)	1,068	14,718	113,702

Provision for loan and lease losses	(15,067)	(13,632)	(83,851)	—	(4,137)	(3,795)	(120,482)
Non-interest income	6,348	6,902	2,579	932	235	2,270	19,266
Direct non-interest expenses	(11,532)	(22,395)	(12,860)	(1,403)	(10,401)	(10,233)	(68,824)

Segment (loss) income	$(3,275)	$5,615	$(42,224)	$(6,179)	$(13,235)	$2,960	$(56,338)

Average earnings assets	$2,601,342	$1,573,994	$5,775,249	$4,654,372	$986,730	$930,474	$16,522,161

	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the nine-month period ended September 30, 2011:
Interest income	$90,779	$127,401	$154,098	$52,770	$34,547	$43,268	$502,863
Net (charge) credit for transfer of funds	(48,007)	7,920	(9,672)	37,078	12,681	—	—
Interest expense	—	(32,334)	—	(139,998)	(30,543)	(5,019)	(207,894)

Net interest income (loss)	42,772	102,987	144,426	(50,150)	16,685	38,249	294,969

Provision for loan and lease losses	(27,892)	(10,622)	(108,902)	—	(15,546)	(31,400)	(194,362)
Non-interest income	18,968	21,342	6,531	42,548	903	8,912	99,204
Direct non-interest expenses	(23,140)	(67,944)	(30,559)	(4,744)	(26,159)	(27,921)	(180,467)

Segment income (loss)	$10,708	$45,763	$11,496	$(12,346)	$(24,117)	$(12,160)	$19,344

Average earnings assets	$2,192,271	$1,460,871	$5,219,856	$3,280,009	$866,778	$893,256	$13,913,041

	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the nine-month period ended September 30, 2010:
Interest income	$118,313	$140,820	$174,567	$114,401	$39,654	$52,125	$639,880
Net (charge) credit for transfer of funds	(71,189)	5,982	(19,436)	84,643	—	—	—
Interest expense	—	(39,669)	—	(211,632)	(34,176)	(4,776)	(290,253)

Net interest income (loss)	47,124	107,133	155,131	(12,588)	5,478	47,349	349,627

Provision for loan and lease losses	(60,505)	(37,048)	(214,950)	—	(108,950)	(16,787)	(438,240)
Non-interest income	10,765	21,670	7,184	55,805	550	8,143	104,117
Direct non-interest expenses	(29,820)	(71,546)	(50,022)	(4,428)	(32,410)	(31,742)	(219,968)

Segment (loss) income	$(32,436)	$20,209	$(102,657)	$38,789	$(135,332)	$6,963	$(204,464)

Average earnings assets	$2,674,753	$1,621,958	$6,073,657	$5,180,125	$1,131,391	$1,000,797	$17,682,681

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2011	2010	2011	2010

Net loss:

Total income (loss) for segments and other	$7,292	$(56,338)	$19,344	$(204,464)
Other non-interest income (loss) (1)	(4,357)	—	(5,893)	—
Other operating expenses	(24,093)	(19,858)	(71,761)	(58,687)

Loss before income taxes	(21,158)	(76,196)	(58,310)	(263,151)
Income tax expense	(2,888)	963	(9,080)	(9,721)

Total consolidated net loss	$(24,046)	$(75,233)	$(67,390)	$(272,872)

Average assets:

Total average earning assets for segments	$13,079,665	$16,522,161	$13,913,041	$17,682,681
Other average earning assets (1)	46,046	—	39,064	—
Average non-earning assets	662,192	728,079	670,758	746,064

Total consolidated average assets	$13,787,903	$17,250,240	$14,622,863	$18,428,745

(1)	The activities related to the Bank’s equity interest in CPG/GS are presented as an Other non-interest income (loss) and other average earning assets in the table above.

22 – REGULATORY MATTERS, COMMITMENTS AND CONTINGENCIES

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

Effective June 2, 2010, FirstBank, by and through its Board of Directors, entered into the FDIC Order with the FDIC and OCIF. This Order provides for various things, including (among other things) the following: (1) having and retaining qualified management; (2) increased participation in the affairs of FirstBank by its board of directors; (3) development and implementation by FirstBank of a capital plan to attain a leverage ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 10% and a total risk-based capital ratio of at least 12%; (4) adoption and implementation of strategic, liquidity and fund management and profit and budget plans and related projects within certain timetables set forth in the FDIC Order and on an ongoing basis; (5) adoption and implementation of plans for reducing FirstBank’s positions in certain classified assets and delinquent and non-accrual loans within timeframes set forth in the FDIC Order; (6) refraining from lending to delinquent or classified borrowers already obligated to FirstBank on any extensions of credit so long as such credit remains uncollected, except where FirstBank’s failure to extend further credit to a particular borrower would be detrimental to the best interests of FirstBank, and any such additional credit is approved by the FirstBank’s Board of Directors; (7) refraining from accepting, increasing, renewing or rolling over brokered CDs without the prior written approval of the FDIC; (8) establishment of a comprehensive policy and methodology for determining the allowance for loan and lease losses and the review and revision of FirstBank’s loan policies, including the non-accrual policy; and (9) adoption and implementation of adequate and effective programs of independent loan review, appraisal compliance and an effective policy for managing FirstBank’s sensitivity to interest rate risk. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the FDIC Order. Although all the regulatory capital ratios exceeded the established “well capitalized” levels and the minimum capital ratio requirements of the FDIC Order at September 30, 2011, because of the FDIC Order with the FDIC, FirstBank cannot be treated as a “well capitalized” institution under regulatory guidance.

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

In addition to the Capital Plan, the Corporation has submitted to its regulators a liquidity and brokered CD plan, including a contingency funding plan, a non-performing asset reduction plan, a budget and profit plan, a strategic plan and a plan for the reduction of classified and special mention assets. Further, the Corporation has reviewed and enhanced the Corporation’s loan review program, various credit policies, the Corporation’s treasury and investment policy, the Corporation’s asset classification and allowance for loan and lease losses and non-accrual policies, the Corporation’s charge-off policy and the Corporation’s appraisal program. The Agreements also require the submission to the regulators of quarterly progress reports.

The FDIC Order imposes no other restrictions on FirstBank’s products or services offered to customers, nor does it or the Written Agreement impose any type of penalties or fines upon FirstBank or the Corporation. Concurrent with the FDIC Order, the FDIC has granted FirstBank temporary waivers to enable it to continue accessing the brokered CD market through December 31, 2011. FirstBank will request approvals for future periods.

The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and commitments to sell mortgage loans at fair value. As of September 30, 2011, commitments to extend credit amounted to approximately $575.9 million and commercial standby letters of credit amounted to approximately $78.4 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. In the case of credit cards and personal lines of credit, the Corporation can at any time and without cause, cancel the unused credit facility. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with prospective borrowers.

Lehman Brothers Special Financing, Inc. (“Lehman”) was the counterparty to the Corporation on certain interest rate swap agreements. During the third quarter of 2008, Lehman failed to pay the scheduled net cash settlement due to the Corporation, which constituted an event of default under those interest rate swap agreements. The Corporation terminated all interest rate swaps with Lehman and replaced them with other counterparties under similar terms and conditions. In connection with the unpaid net cash settlement due as of September 30, 2011 under the swap agreements, the Corporation has an unsecured counterparty exposure with Lehman, which filed for bankruptcy on October 3, 2008, of approximately $1.4 million. This exposure was reserved in the third quarter of 2008. The Corporation had pledged collateral of $63.6 million with Lehman to guarantee its performance under the swap agreements in the event payment thereunder was required. As of September 30, 2011, the Corporation maintained a non-performing account receivable of $64.5 million related to the collateral pledged with Lehman.

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

During February 2010, Barclays filed a motion with the court requesting that the Corporation’s claim be dismissed on the grounds that the allegations of the complaint are not sufficient to justify the granting of the remedies therein sought. Shortly thereafter, the Corporation filed its opposition motion. A hearing on the motions was held in court on April 28, 2010. The court, on that date, after hearing the arguments by both sides, concluded that the Corporation’s equitable-based causes of action, upon which the return of the investment securities is being demanded, contain allegations that sufficiently plead facts warranting the denial of Barclays’ motion to dismiss the Corporation’s claim. Accordingly, the judge ordered the case to proceed to trial. Subsequent to the court decision, the district court judge transferred the case to the Lehman bankruptcy court for trial. Upon such transfer, the bankruptcy court began to entertain the pre-trial procedures including discovery of evidence. In this regard, an initial scheduling conference was held before the United States Bankruptcy

Court for the Southern District of New York on November 17, 2010, at which time a proposed case management plan was approved. Discovery has commenced pursuant to that case management plan and is currently scheduled for completion by December 31, 2011, but this timing is subject to adjustment. While the Corporation believes it has valid reasons to support its claim for the return of the securities, the Corporation may not succeed in its litigation against Barclays to recover all or a substantial portion of the securities.

Additionally, the Corporation continues to pursue its claim filed in January 2009 in the proceedings under the Securities Protection Act with regard to Lehman Brothers Incorporated in the United States Bankruptcy Court for the Southern District of New York. An estimated loss was not accrued as the Corporation is unable to determine the timing of the claim resolution or whether it will succeed in recovering all or a substantial portion of the collateral or its equivalent value. If additional relevant negative facts become available in future periods, a need to recognize a partial or full reserve of this claim may arise. Considering that the investment securities have not yet been recovered by the Corporation, despite its efforts in this regard, the Corporation has maintained such collateral as a non-performing asset since the second quarter of 2009.

As of September 30, 2011, First BanCorp and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. Management believes that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position, results of operations or cash flows.

23 – FIRST BANCORP (Holding Company Only) Financial Information

The following condensed financial information presents the financial position of the Holding Company only as of September 30, 2011 and December 31, 2010 and the results of its operations for the quarter and nine-month period ended September 30, 2011 and 2010.

	As of September30, 2011	As of December 31, 2010
	(In thousands)

Assets
Cash and due from banks	$19,571	$42,430
Investment securities available for sale, at market:
Equity investments	46	59
Other investment securities	1,300	1,300
Investment in First Bank Puerto Rico, at equity	1,186,994	1,231,603
Investment in First Bank Insurance Agency, at equity	4,905	6,275
Investment in FBP Statutory Trust I	3,093	3,093
Investment in FBP Statutory Trust II	3,866	3,866
Other assets	8,439	5,395

Total assets	$1,228,214	$1,294,021

Liabilities & Stockholders’ Equity
Liabilities:
Other borrowings	$231,959	$231,959
Accounts payable and other liabilities	9,408	4,103

Total liabilities	241,367	236,062

Stockholders’ equity	986,847	1,057,959

Total liabilities and stockholders’ equity	$1,228,214	$1,294,021

	Quarter Ended		Nine-Month Period Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
		(In thousands)

Income:

Interest income on investment securities	$1	$1	$1	$1
Dividends from other subsidiaries	—	—	3,000	1,400
Dividends from FirstBank Puerto Rico	—	—	—	1,522
Other income	53	56	157	157

	54	57	3,158	3,080

Expense:

Notes payable and other borrowings	1,755	1,850	5,221	5,219
Other operating expenses	745	862	1,792	2,372

	2,500	2,712	7,013	7,591

Investment related proceeds and impairments on equity securities	—	—	679	(603)

(Loss) income before income taxes and equity in undistributed losses of subsidiaries	(2,446)	(2,655)	(3,176)	(5,114)

Income tax provision	—	(8)	—	(8)

Equity in undistributed losses of subsidiaries	(21,600)	(72,570)	(64,214)	(267,750)

Net loss	$(24,046)	$(75,233)	$(67,390)	$(272,872)

24 – SUBSEQUENT EVENTS

On October 7, 2011, the Corporation successfully completed the sale of $525 million in shares of common stock. The Corporation received proceeds of approximately $490.4 million (net of offering costs), of which $435 million has been contributed to the Corporation’s wholly owned banking subsidiary, FirstBank. In connection with the closing, the Corporation issued 150 million shares of common stock at $3.50 per share to institutional investors. The completion of the capital raise enabled the Corporation to compel the conversion of the 424,174 shares of the Corporation’s Series G Preferred Stock, held by the U.S. Treasury, into 32.9 million shares of common stock. In connection with the conversion, the Corporation paid the U.S. Treasury $26.4 million for past due undeclared cumulative dividends on the Series G Preferred Stock. The book value of the Series G Preferred Stock was approximately $277 million greater than the $89.6 million fair value of the common stock issued to the U.S. Treasury in the exchange. Although the excess book value of approximately $277 million will be treated as a non-cash increase in income available to common stockholders in the fourth quarter of 2011, it has no effect on the Corporation’s overall equity or its regulatory capital.

With the $525 million capital infusion (after deduction of estimated offering expenses and the $26.4 million payment of cumulative dividends on the Series G Preferred Stock) and the conversion to common stock of the Series G Preferred Stock held by the U.S. Treasury, the Corporation increased its total common equity by approximately $830 million. Following the completion of these transactions, the Corporation has 204.2 million shares of common stock outstanding.

The Corporation has performed an evaluation of all other events occurring subsequent to September 30, 2011; management has determined that there are no additional events occurring in this period that required disclosure in or adjustment to the accompanying financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

	Quarter ended September 30,		Nine-month period ended September 30,
	2011	2010	2011	2010
Condensed Income Statements:
Total interest income	$158,542	$204,028	$502,863	$639,880
Total interest expense	64,287	90,326	207,894	290,253
Net interest income	94,255	113,702	294,969	349,627
Provision for loan and lease losses	46,446	120,482	194,362	438,240
Non-interest income	13,964	19,266	93,311	104,117
Non-interest expenses	82,931	88,682	252,228	278,655
Loss before income taxes	(21,158)	(76,196)	(58,310)	(263,151)
Income tax (expense) benefit	(2,888)	963	(9,080)	(9,721)
Net loss	(24,046)	(75,233)	(67,390)	(272,872)
Net (loss) income attributable to common stockholders, basic	(31,143)	357,787	(88,785)	147,826
Net (loss) income attributable to common stockholders, diluted	(31,143)	363,413	(88,785)	153,452
Per Common Share Results (1):
Net (loss) income per share basic	$(1.46)	$31.30	$(4.17)	$18.61
Net (loss) income per share diluted	$(1.46)	$4.20	$(4.17)	$4.61
Cash dividends declared	$—	$—	$—	$—
Average shares outstanding	21,303	11,432	21,303	7,942
Average shares outstanding diluted	21,303	86,552	21,303	33,257
Book value per common share	$26.12	42.72	$26.12	$42.72
Tangible book value per common share (2)	$24.22	40.71	$24.22	$40.71
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	(0.69)	(1.73)	(0.62)	(1.98)
Interest Rate Spread (3)	2.61	2.55	2.55	2.46
Net Interest Margin (3)	2.86	2.83	2.81	2.74
Return on Average Total Equity	(9.46)	(21.28)	(8.78)	(24.40)
Return on Average Common Equity	(21.33)	(50.80)	(19.83)	(62.75)
Average Total Equity to Average Total Assets	7.31	8.13	7.02	8.11
Tangible common equity ratio (2)	3.84	5.21	3.84	5.21
Dividend payout ratio	—	—	—	—
Efficiency ratio (4)	76.63	66.69	64.96	61.41
Asset Quality:
Allowance for loan and lease losses to loans held for investment	4.89	5.00	4.89	5.00
Net charge-offs (annualized) to average loans	2.50	3.74	2.72	3.67
Provision for loan and lease losses to net charge-offs	68.67	103.63	85.36	122.47
Non-performing assets to total assets	10.22 (5)	10.01	10.22 (5)	10.01
Non-performing loans held for investment to total loans held for investment	11.13	12.36	11.13	12.36
Allowance to total non-performing loans held for investment	43.90	40.41	43.90	40.41
Allowance to total non-performing loans held for investment excluding residential real estate loans	63.44	56.43	63.44	56.43
Other Information:
Common Stock Price: End of period	$2.80	4.20	$2.80	$4.20

	As of September 30, 2011	As of December 31, 2010
Balance Sheet Data:
Loans and loans held for sale	$10,646,747	$11,956,202
Allowance for loan and lease losses	519,687	553,025
Money market and investment securities	2,092,293	3,369,332
Intangible assets	40,375	42,141
Deferred tax asset, net	5,451	9,269
Total assets	13,475,572	15,593,077
Deposits	10,657,311	12,059,110
Borrowings	1,662,513	2,311,848
Total preferred equity	430,498	425,009
Total common equity	542,422	615,232
Accumulated other comprehensive income, net of tax	13,927	17,718
Total equity	986,847	1,057,959

(1)	All share and per share data have been adjusted to retroactively reflect the 1-for-15 reverse stock split effected January 7, 2011.
(2)	Non-GAAP measure. Refer to “Capital” discussion below for additional information of the components and reconciliation of these measures.
(3)	On a tax-equivalent basis and excluding the changes in fair value of derivative instruments and financial liabilities measured at fair value (see “Net Interest Income” discussion below for a reconciliation of this non-GAAP measure).
(4)	Non-interest expense to the sum of net interest income and non-interest income. The denominator includes non-recurring income and changes in the fair value of derivative instruments and financial instruments measured at fair value.
(5)	Non-performing assets, excluding non-performing loans held for sale, to total assets, excluding non-performing loans transferred to held for sale was 10.19% as of September 30, 2011.

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

As described in Note 22, Regulatory Matters, Commitments and Contingencies, FirstBank is currently operating under a Consent Order ( the “Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (“OCIF”) and First BanCorp has entered into a Written Agreement (the “Written Agreement” and collectively with the Order the “Agreements”) with the Board of Governors of the Federal Reserve System (the “FED” or “Federal Reserve”).

As discussed in Note 1 to the Consolidated Financial Statements, the Corporation has assessed its ability to continue as a going concern and has concluded that, based on current and expected liquidity needs and sources; management expects the Corporation to be able to meet its obligations for the foreseeable future. If unanticipated market factors emerge, or if the Corporation is unable to successfully execute its strategic operating plans, issue a sufficient amount of brokered certificates of deposit (“CDs”) or comply with the Order, its banking regulators could take further action, which could include actions that may have a material adverse effect on the Corporation’s business, results of operations and financial position. Also see “Liquidity Risk and Capital Adequacy” for additional information.

Capital Plan Update

On October 7, 2011, the Corporation successfully completed a private placement of $525 million in shares of common stock (the “capital raise”). The proceeds from the capital raise amounted to approximately $490.4 million (net of offering costs), of which $435 million have been contributed to the Corporation’s wholly owned banking subsidiary, FirstBank. As previously reported, lead investors include funds affiliated with Thomas H. Lee Partners, L.P. (“THL”) and Oaktree Capital Management, L.P. (“Oaktree”) that purchased from the Corporation an aggregate of $348.2 million ($174.1 million each investor) of shares of the Corporation’s common stock.

In connection with the closing, the Corporation issued 150 million shares of common stock at $3.50 per share to institutional investors. Upon the time of completion of this transaction and the conversion into common stock of the Series G Preferred Stock held by the U.S. Treasury, as further discussed below, each of THL and Oaktree became owners of 24.36% of the Corporation’s 204.2 million shares of common stock outstanding. Subsequent to the closing, in related transactions, on October 12, 2011 and October 26, 2011, each of THL and Oaktree, respectively, purchased in the aggregate 937,493 shares of common stock from certain of the institutional investors who participated in the capital raise transaction. At the date of the filing of this Form 10-Q, each of THL and Oaktree owns 24.82% of the total shares of common stock outstanding. THL and Oaktree also have the right to designate a person to serve on the Corporation’s Board of Directors. In this regard, the Corporation’s Board of Directors appointed as directors Michael P. Harmon, a Managing Director with the Principal Group of Oaktree, effective October 29, 2011 and Thomas M. Hagerty, a Managing Director at THL, subject to regulatory approval. In addition, Messrs Harmon and Hagerty have been appointed members of the Bank’s Board of Directors. Effective October 24, 2011, Mr. Roberto R. Herencia was appointed as the new non-executive chairman of the Bank’s and the Corporation’s Board of Directors.

The completion of the capital raise allowed the conversion of the 424,174 shares of the Corporation’s Series G Preferred Stock, held by the U.S. Treasury, into 32.9 million shares of common stock at a conversion price of $9.66. In connection with the conversion, the Corporation paid $26.4 million for past due undeclared cumulative dividends on the Series G Preferred Stock as required by the Corporation’s agreement with the U.S. Treasury.

With the $525 million capital infusion and the conversion to common stock of the Series G Preferred Stock held by the U.S. Treasury (after deducting estimated offering expenses and the $26.4 million payment of cumulative dividends on the Series G Preferred Stock), the Corporation increased its total common equity by approximately $830 million.

The following depicts the pro forma impact of the issuance of shares in the capital raise and in the conversion of the Series G Preferred Stock on the capital ratios of the Bank and the Corporation at September 30, 2011 (giving effect to $435 million being contributed to the Bank).

	FDIC Consent Order	As of September 30, 2011
Regulatory Capital Ratios	Minimum Requirements	Actual	Pro forma
First Bank:
Total capital (Total capital to risk-weight assets)	12.00%	12.15%	16.33%
Tier 1 capital (Tier 1 capital to risk-weight assets)	10.00%	10.84%	15.01%
Leverage (Tier 1 capital to average assets)	8.00%	8.24%	11.06%

	As of September 30, 2011
Capital Ratios	Actual	Pro forma
First BanCorp:
Total capital (Total capital to risk-weight assets)	12.39%	16.84%
Tier 1 capital (Tier 1 capital to risk-weight assets)	11.07%	15.51%
Leverage (Tier 1 capital to average assets)	8.41%	11.41%
Tangible common equity (tangible common equity to tangible assets)	3.84%	9.69%
Tier 1 common equity to risk-weight assets	4.79%	12.76%
Tangible book value per common share	$24.22	$6.60

On October 25, 2011, the Corporation commenced a rights offering to sell 10,651,835 shares of common stock to stockholders who owned common stock at the close of business on September 6, 2011 (the “Record Date”). Stockholders who owned shares of common stock of the Corporation as of the Record Date received at no charge a transferable right to purchase newly-issued shares of common stock in the rights offering at the same $3.50 price per share paid by investors in the capital raise. Every two rights will entitle stockholders to purchase one newly-issued share for every two shares of common stock owned on the Record Date.

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

Net loss for the quarter ended September 30, 2011 amounted to $24.0 million, compared to a net loss of $75.2 million for the quarter ended September 30, 2010. The Corporation’s financial results for the third quarter of 2011, as compared to the third quarter of 2010, were principally impacted by (i) a decrease of $74.0 million in the provision for loan and lease losses primarily related to lower charges to specific reserves on a reduced level of adversely classified and non-performing loans as well as lower historical loss rates and the overall reduction of the loan portfolio, and (ii) a decrease of $5.8 million in non-interest expenses mainly due also to credit-related expenses such as a $3.2 million decrease in the net loss on real estate owned (“REO”) operations due to lower write-downs to the value of repossessed properties coupled with a $1.6 million decrease in the provision for unfunded loan commitments and letters of credit. These factors were partially offset by a $19.4 million decrease in net interest income driven by the decline in average earning assets consistent with the Corporation’s deleveraging strategies included in the capital plan submitted to regulators and an improved deposit mix; and a $5.3 million decrease in non-interest income primarily driven by non-cash charges of $4.4 million related to the Bank’s investment in the unconsolidated entity to which FirstBank sold loans in February 2011.

The key drivers of the Corporation’s financial results for the quarter ended September 30, 2011 include the following:

•

Net interest income for the quarter ended September 30, 2011 was $94.3 million, compared to $113.7 million for the same period in 2010, reflecting the full impact of the Corporation’s deleveraging strategies included in the capital plan and executed during 2011 in order to preserve and improve the Corporation’s capital position. Average interest-earning assets decreased by $3.5 billion when compared to the third quarter of 2010, reflecting a $1.6 billion reduction in average total loans and leases mainly due to loan sales combined with repayments and charge-offs. Average investment securities decreased by $1.9 billion primarily related to sales and prepayments of U.S. agency MBS as well as U.S. agency debt securities called prior to maturity and low-yielding U.S. Treasury securities sold in the third quarter of 2011. Partially offsetting the decline in the average volume of earning assets was an increase of 15 basis points in the net interest margin (excluding fair value adjustments) for the third quarter of 2011, as compared to the third quarter of 2010, driven by the use of excess liquidity and proceeds from sales of low-yielding U.S. Treasury securities to pay down maturing brokered CDs and for the early cancellation of repurchase agreements that carried higher interest rates. The higher net interest margin also reflects the improvement in the mix of funding sources with the planned reduction in brokered CDs and increased balances in core deposits are lower cost than the average rate on matured brokered CDs. Refer to the “Net Interest Income” discussion below for additional information.

•

For the third quarter of 2011, the Corporation’s provision for loan and lease losses amounted to $46.4 million, compared to $120.5 million for the same period in 2010. The decline in the provision reflected lower charges to specific reserves on a reduced level of non-performing loans and adversely classified loans, commensurate with the reduction in charges to general reserves due to reductions in historical loss rates and the overall decrease of the loan portfolio. The current quarter’s provision for loan and lease losses was $21.2 million less than total net charge-offs, reflecting the adequacy of previously established reserves. Refer to the discussions under “Provision for loan and lease losses” and “Risk Management” below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios.

•

The Corporation’s net charge-offs for the third quarter of 2011 were $67.6 million, or 2.50% of average loans on an annualized basis, compared to $116.3 million or 3.74% of average loans on an annualized basis for the same period in 2010, a reduction mainly related to the construction and the commercial mortgage loan portfolio. Refer to the “Provision for Loan and Lease Losses” and “Risk Management – Non-performing assets and Allowance for Loan and Lease Losses” sections below for additional information.

•

For the quarter ended September 30, 2011, the Corporation’s non-interest income amounted to $14.0 million, compared to $19.3 million for the quarter ended September 30, 2010. The decrease was mainly due to a non-cash charge of $4.4 million related to the Bank’s investment in CPG/GS PR NPL, LLC (“CPG/GS”), the entity that purchased $269.2 million of loans from FirstBank during the first quarter of 2011 and on which the Bank held a 35% subordinated ownership interest. Additionally, the Corporation recorded lower income from mortgage banking activities, a decrease of $2.8 million, primarily driven by a lower volume of mortgage loan sales. Refer to the “Non Interest Income” discussion below for additional information.

•

Non-interest expenses for the third quarter of 2011 amounted to $82.9 million, compared to $88.7 million for the same period in 2010. The decrease was mainly related to: (i) a $3.2 million decrease in the loss on REO operations due to lower write-downs to the value of repossessed properties, (ii) a $1.6 million decline in the provision for off-balance sheet exposures, mainly for unfunded loan commitments, and a (iii) a $1.1 million decrease in the deposit premium insurance assessment driven by the reduction in total assets. Refer to the “Non Interest Expenses” discussion below for additional information.

•

For the third quarter of 2011, the Corporation recorded an income tax expense of $2.9 million, compared to an income tax benefit of $1.0 million for the same period in 2010. The income tax expense recorded during the quarter is mainly related to unrecognized tax benefits (“UTBs”) of $3.2 million identified in the third quarter of 2011. Refer to the “Income Taxes” discussion below for additional information.

•

Total assets were approximately $13.5 billion as of September 30, 2011, down $2.1 billion compared to total assets as of December 31, 2010. The Corporation continued to deleverage its balance sheet and total loans decreased $1.3 billion driven by loan sales, including $518 million of performing residential mortgage loans to another financial institution in the first half of 2011 and the previously reported sale of a pool of loans, mainly adversely classified loans, amounting to approximately $269 million to CPG/GS. Principal repayments of commercial credit facilities, including government loans, commercial loans participated, charge-offs, loan securitizations, sales of troubled assets in Florida, and foreclosures also contributed to a lower loan portfolio. Total investment securities decreased by $1.3 billion driven by sales and prepayments of U.S. agency MBS, sales of low-yielding U.S. Treasury Notes and U.S. agency debt securities called prior to maturity. The Corporation has been using proceeds from sales of loans and securities to pay down maturing brokered CDs and for the early cancellation of repurchase agreements. Refer to the “Financial Condition and Operating Data” discussion below for additional information.

•

As of September 30, 2011, total liabilities amounted to $12.5 billion, a decrease of approximately $2.0 billion, as compared to $14.5 billion as of December 31, 2010. The decrease is mainly attributable to a $1.8 billion decrease in brokered CDs, a $244.0 million decrease in advances from FHLB, and a $400 million decrease in repurchase agreements repaid prior to its schedule maturity and for which a $10.6 million loss on the early extinguishment was recorded during the first nine months of 2011. Refer to the “Risk Management – Liquidity and Capital Adequacy” discussion below for additional information about the Corporation’s funding sources.

•

The Corporation’s stockholders’ equity amounted to $986.8 million as of September 30, 2011, a decrease of $71.1 million compared to the balance as of December 31, 2010, driven by the net loss of $67.4 million for the nine-month period ended September 30, 2011 and the decrease of $3.8 million in accumulated other comprehensive income. Refer to the “Risk Management – Capital” section below for additional information, including information regarding the completion of a $525 million capital raise and the conversion into common stock of the Series G preferred stock held by the U.S. Treasury.

•

During the third quarter of 2011, total loan originations, including refinancings and draws from existing commitments, amounted to approximately $768 million compared to $896 million for the comparable period in 2010. The decrease in loan production during 2011, as compared to the third quarter of 2010, was mainly related to credit facilities granted to government entities, partially offset by increases in consumer, residential and C&I loan originations.

•

Total non-performing loans were $1.19 billion as of September 30, 2011, compared to $1.40 billion as of December 31, 2010. The completion of the previously reported loan sale transaction with CPG/GS removed approximately $153.6 million of non-performing loans from the balance sheet. Excluding the impact of this loan sale transaction, non-performing loans decreased by approximately $55.3 million, reflecting decreases in almost all loan categories, with the exception of the construction loan portfolio. Although non-performing loans decreased as a result of the transaction with CPG/GS, the Corporation’s investment in this entity is subordinated to the interests of the other investors in the entity and, accordingly, the Corporation’s investment in the amount of $41.7 million as of September 30, 2011 is subject to risk. Refer to the “Risk Management – Non-accruing and Non-performing Assets” and Note 11 of the accompanying unaudited consolidated financial statement for additional information.

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

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the excess of interest earned by First BanCorp on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp’s net interest income is subject to interest rate risk due to the re-pricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter and nine-month period ended September 30, 2011 was $94.3 million and $295.0 million, respectively, compared to $113.7 million and $349.6 million for the comparable periods in 2010. On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments and unrealized gains and losses on liabilities measured at fair value, net interest income for the quarter and nine-month period ended September 30, 2011 was $98.3 million and $304.3 million, respectively, compared to $121.9 million and $373.3 million for the comparable periods of 2010.

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

Part I

Part 1
	Average Volume		Interest income (1) / expense		Average Rate (1)
Quarter ended September 30,	2011	2010	2011	2010	2011	2010
	(Dollars in thousands)
Interest-earning assets:

Money market & other short-term investments	$482,057	$794,318	$325	$511	0.27%	0.26%
Government obligations (2)	1,273,109	1,361,925	4,646	8,023	1.45%	2.34%
Mortgage-backed securities	988,900	2,416,485	8,771	27,491	3.52%	4.51%
Corporate bonds	2,000	2,000	29	29	5.75%	5.75%
FHLB stock	40,265	63,950	396	640	3.90%	3.97%
Equity securities	1,377	1,377	—	—	0.00%	0.00%

Total investments (3)	2,787,708	4,640,055	14,167	36,694	2.02%	3.14%

Residential mortgage loans	2,825,394	3,454,820	38,822	51,839	5.45%	5.95%
Construction loans	526,383	1,240,522	3,418	8,096	2.58%	2.59%
C&I and commercial mortgage loans	5,887,610	5,968,781	60,332	65,852	4.07%	4.38%
Finance leases	258,139	293,956	5,385	5,937	8.28%	8.01%
Consumer loans	1,334,900	1,484,976	38,893	43,326	11.56%	11.58%

Total loans (4) (5)	10,832,426	12,443,055	146,850	175,050	5.38%	5.58%

Total interest-earning assets	$13,620,134	$17,083,110	$161,017	$211,744	4.69%	4.92%

Interest-bearing liabilities:

Brokered CDs	$4,887,851	$6,929,356	$26,286	$39,086	2.13%	2.24%
Other interest-bearing deposits	5,308,927	5,008,676	19,855	21,917	1.48%	1.74%
Other borrowed funds	1,336,508	2,214,076	12,750	21,618	3.78%	3.87%
FHLB advances	411,168	850,060	3,795	7,179	3.66%	3.35%

Total interest-bearing liabilities (6)	$11,944,454	$15,002,168	$62,686	$89,800	2.08%	2.37%

Net interest income			$98,331	$121,944

Interest rate spread					2.61%	2.55%

Net interest margin					2.86%	2.83%

	Average Volume		Interest income (1) / expense		Average Rate (1)
Nine-Month Period Ended September 30,	2011	2010	2011	2010	2011	2010
	(Dollars in thousands)
Interest-earning assets:

Money market & other short-term investments	$509,488	$849,183	$1,034	$1,571	0.27%	0.25%
Government obligations (2)	1,482,025	1,356,257	17,049	25,000	1.54%	2.46%
Mortgage-backed securities	1,265,491	2,938,302	36,336	103,491	3.84%	4.71%
Corporate bonds	2,000	2,000	87	87	5.82%	5.82%
FHLB stock	45,512	67,046	1,561	2,058	4.59%	4.10%
Equity securities	1,377	1,516	1	15	0.10%	1.32%

Total investments (3)	3,305,893	5,214,304	56,068	132,222	2.27%	3.39%

Residential mortgage loans	2,991,200	3,518,566	126,837	158,244	5.67%	6.01%
Construction loans	664,889	1,388,771	14,063	25,981	2.83%	2.50%
C&I and commercial mortgage loans	5,869,011	6,270,952	177,444	198,642	4.04%	4.24%
Finance leases	268,124	304,350	16,649	18,503	8.30%	8.13%
Consumer loans	1,371,146	1,525,920	118,935	132,369	11.60%	11.60%

Total loans (4) (5)	11,164,370	13,008,559	453,928	533,739	5.44%	5.49%

Total interest-earning assets	$14,470,263	$18,222,863	$509,996	$665,961	4.71%	4.89%

Interest-bearing liabilities:

Brokered CDs	$5,481,742	$7,195,479	$88,751	$124,967	2.16%	2.32%
Other interest-bearing deposits	5,240,236	4,854,273	60,973	65,767	1.56%	1.81%
Loans payable	—	400,549	—	3,442	—	1.15%
Other borrowed funds	1,528,747	2,697,408	43,234	75,998	3.78%	3.77%
FHLB advances	493,107	926,444	12,760	22,460	3.46%	3.24%

Total interest-bearing liabilities (6)	$12,743,832	$16,074,153	$205,718	$292,634	2.16%	2.43%

Net interest income			$304,278	$373,327

Interest rate spread					2.55%	2.46%

Net interest margin					2.81%	2.74%

(1)	On an adjusted tax-equivalent basis. The adjusted tax-equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less Puerto Rico statutory tax rate as adjusted for changes to enacted tax rates (30.0% for the Corporation’s subsidiaries other than IBEs and 25% for the Corporation’s IBEs in 2011; 40.95% for the Corporation’s subsidiaries other than IBEs and 35.95% for the Corporation’s IBEs in 2010) and adding to it the cost of interest-bearing liabilities. The tax-equivalent adjustment recognizes the income tax savings when comparing taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread and net interest margin on a fully tax-equivalent basis. Therefore, management believes these measures provide useful information to investors by allowing them to make peer comparisons. Changes in the fair value of derivative and unrealized gains or losses on liabilities measured at fair value are excluded from interest income and interest expense because the changes in valuation do not affect interest paid or received.
(2)	Government obligations include debt issued by government sponsored agencies.
(3)	Unrealized gains and losses in available-for-sale securities are excluded from the average volumes.
(4)	Average loan balances include the average of non-performing loans.
(5)	Interest income on loans includes $2.5 million for each of the quarters ended September 30, 2011 and 2010, and $7.2 million and $8.1 million for the nine-month periods ended September 30, 2011 and 2010, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.
(6)	Unrealized gains and losses on liabilities measured at fair value are excluded from the average volumes.

Part II

	Quarter ended September 30, 2011 compared to 2010 Increase (decrease) Due to:			Nine-month period ended September 30, 2011 compared to 2010 Increase (decrease) Due to:
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)
Interest income on interest-earning assets:
Money market & other short-term investments	$(205)	$19	$(186)	$(660)	$123	$(537)
Government obligations	(494)	(2,883)	(3,377)	1,899	(9,850)	(7,951)
Mortgage-backed securities	(13,634)	(5,086)	(18,720)	(50,699)	(16,456)	(67,155)
Corporate bonds	—	—	—	—	—	—
FHLB stock	(233)	(11)	(244)	(701)	204	(497)
Equity securities	—	—	—	(1)	(13)	(14)

Total investments	(14,566)	(7,961)	(22,527)	(50,162)	(25,992)	(76,154)

Residential mortgage loans	(8,900)	(4,117)	(13,017)	(22,736)	(8,671)	(31,407)
Construction loans	(4,637)	(41)	(4,678)	(14,450)	2,532	(11,918)
C&I and commercial mortgage loans	(885)	(4,635)	(5,520)	(12,393)	(8,805)	(21,198)
Finance leases	(732)	180	(552)	(2,229)	375	(1,854)
Consumer loans	(4,373)	(60)	(4,433)	(13,425)	(9)	(13,434)

Total loans	(19,527)	(8,673)	(28,200)	(65,233)	(14,578)	(79,811)

Total interest income	(34,093)	(16,634)	(50,727)	(115,395)	(40,570)	(155,965)

Interest expense on interest-bearing liabilities:
Brokered CDs	(11,052)	(1,748)	(12,800)	(28,193)	(8,023)	(36,216)
Other interest-bearing deposits	1,200	(3,262)	(2,062)	4,880	(9,674)	(4,794)
Loan payable	—	—	—	(3,442)	—	(3,442)
Other borrowed funds	(8,383)	(485)	(8,868)	(33,034)	270	(32,764)
FHLB advances	(3,861)	477	(3,384)	(10,876)	1,176	(9,700)

Total interest expense	(22,096)	(5,018)	(27,114)	(70,665)	(16,251)	(86,916)

Change in net interest income	$(11,997)	$(11,616)	$(23,613)	$(44,730)	$(24,319)	$(69,049)

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

The following table reconciles net interest income in accordance with GAAP to net interest income, excluding valuations, and net interest income on a tax-equivalent basis. The table also reconciles net interest spread and net interest margin on a GAAP basis to these items excluding valuations and on a tax-equivalent basis:

	Quarter Ended		Nine-Month Period Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Interest Income – GAAP	$158,542	$204,028	$502,863	$639,880
Unrealized loss on derivative instruments	954	938	1,794	2,169

Interest income excluding valuations	159,496	204,966	504,657	642,049
Tax-equivalent adjustment	1,521	6,778	5,339	23,912

Interest income on a tax-equivalent basis excluding valuations	161,017	211,744	509,996	665,961
Interest Expense – GAAP	64,287	90,326	207,894	290,253
Unrealized (loss) gain on derivative instruments and liabilities measured at fair value	(1,601)	(526)	(2,176)	2,381

Interest expense excluding valuations	62,686	89,800	205,718	292,634

Net interest income – GAAP	$94,255	$113,702	$294,969	$349,627

Net interest income excluding valuations	$96,810	$115,166	$298,939	$349,415

Net interest income on a tax-equivalent basis excluding valuations	$98,331	$121,944	$304,278	$373,327

Average Balances (in thousands)
Loans and leases	$10,832,426	$12,443,055	$11,164,370	$13,008,559
Total securities and other short-term investments	2,787,708	4,640,055	3,305,893	5,214,304

Average Interest-Earning Assets	$13,620,134	$17,083,110	$14,470,263	$18,222,863

Average Interest-Bearing Liabilities	$11,944,454	$15,002,168	$12,743,832	$16,074,153

Average Yield/Rate
Average yield on interest-earning assets – GAAP	4.62%	4.74%	4.65%	4.69%
Average rate on interest-bearing liabilities – GAAP	2.14%	2.39%	2.18%	2.41%

Net interest spread – GAAP	2.48%	2.35%	2.47%	2.28%

Net interest margin – GAAP	2.75%	2.64%	2.73%	2.57%

Average yield on interest-earning assets excluding valuations	4.65%	4.76%	4.66%	4.71%
Average rate on interest-bearing liabilities excluding valuations	2.08%	2.37%	2.16%	2.43%

Net interest spread excluding valuations	2.56%	2.39%	2.50%	2.28%

Net interest margin excluding valuations	2.82%	2.67%	2.76%	2.56%

Average yield on interest-earning assets on a tax-equivalent basis and excluding valuations	4.69%	4.92%	4.71%	4.89%
Average rate on interest-bearing liabilities excluding valuations	2.08%	2.37%	2.16%	2.43%

Net interest spread on a tax-equivalent basis and excluding valuations	2.61%	2.55%	2.55%	2.46%

Net interest margin on a tax-equivalent basis and excluding valuations	2.86%	2.83%	2.81%	2.74%

The following table summarizes the components of the changes in fair values of interest rate swaps and interest rate caps, which are included in interest income:

	Quarter ended September 30,		Nine-month period ended September 30,
	2011	2010	2011	2010
(In thousands)
Unrealized loss on derivatives (economic undesignated hedges):
Interest rate caps	$—	$(3)	$—	$(1,174)
Interest rate swaps on loans	(954)	(935)	(1,794)	(995)

Net unrealized loss on derivatives (economic undesignated hedges)	$(954)	$(938)	$(1,794)	$(2,169)

The following table summarizes the components of the net unrealized gain and loss on derivatives (economic undesignated hedges) and net unrealized gain and loss on liabilities measured at fair value which are included in interest expense:

	Quarter ended September 30,		Nine-month period ended September 30,
	2011	2010	2011	2010
Unrealized loss (gain) on derivatives (economic undesignated hedges):
Interest rate swaps and options on stock index deposits	$—	$1	$—	$2
Interest rate swaps and options on stock index notes	(40)	(25)	7	(76)

Net unrealized loss (gain) on derivatives (economic undesignated hedges)	$(40)	$(24)	$7	$(74)

Unrealized loss (gain) on liabilities measured at fair value:
Unrealized loss (gain) on medium-term notes	1,641	550	2,169	(2,307)

Net unrealized (gain) loss on liabilities measured at fair value	$1,641	$550	$2,169	$(2,307)

Net unrealized (gain) loss on derivatives (economic undesignated hedges) and liabilities measured at fair value	$1,601	$526	$2,176	$(2,381)

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

Derivative instruments, such as interest rate swaps, are subject to market risk. While the Corporation does have certain trading derivatives to facilitate customer transactions, the Corporation does not utilize derivative instruments for speculative purposes. As of September 30, 2011, most of the interest rate swaps outstanding are used for protection against rising interest rates. Refer to Note 9 of the accompanying unaudited consolidated financial statements for further details concerning the notional amounts of derivative instruments and additional information. As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on net interest income. This will depend, for the most part, on the shape of the yield curve, the level of interest rates, as well as the expectations for rates in the future.

Net interest income decreased 17% to $94.3 million for the third quarter of 2011 from $113.7 million in the third quarter of 2010 and by 16% to $295.0 million for the first nine-months of 2011 from $349.6 million for the first nine-months of 2010. The decrease in net interest income was largely due to the decrease in volume of interest-earning assets, consistent with the Corporation’s capital plan that includes deleveraging initiatives to preserve and improve its capital position. This decrease was partially offset by an increase in the net interest margin as a the result of an improved mix of funding sources and the use of excess liquidity and of proceeds from sales of low-yielding U.S. Treasury securities to pay down borrowings at higher interest rates.

        The average volume of interest-earning assets for the third quarter and first nine-months of 2011 decreased by $3.5 billion and $3.8 billion, respectively, as compared to same periods in 2010. Average total loans and leases decreased 13%, or $1.6 billion, for the third quarter of 2011 and 14%, or $1.8 billion, for the first nine months of 2011 compared to the corresponding periods in 2010. The decrease was primarily driven by sales, including $518 million of performing residential mortgage loans sold during the first half of 2011, and the aforementioned $269 million sale of loans (mainly adversely classified construction and commercial loans) to CPG/GS. Additional sales of non-performing loans during the latter part of 2010, charge-offs, repayments of commercial facilities and foreclosures also contributed to the decrease in the average loan portfolio. Average investment securities and other short-term investments decreased $1.4 billion for each of the quarter and nine month periods ended September 30, 2011 compared to the same periods in 2010. The Corporation has sold approximately $1.4 billion of investment securities over the last 12 months including sales of approximately $740 million of U.S. Agency MBS and $500 million of U.S. Treasury Notes during 2011. During the third quarter of 2011, the Corporation sold an aggregate $500 million of 2, 3 and 5-Years U.S. Treasury Notes with an average yield of 1.40%. Proceeds from sales of loans and securities as well as excess liquidity have been used in part to reduce brokered CDs and other sources of funding and for the early cancellation of repurchase agreements.

The higher net interest margins reflected the positive impact of the sales of low-yielding investments and use of liquidity to pay borrowings at higher rates, and an improvement in the deposit mix. As part of the Corporation’s balance sheet restructuring strategies, during the third quarter of 2011, the Corporation reduced its investment securities portfolio primarily related to the sale of an aggregate $500 million of 2, 3 and 5-Years U.S. Treasury Notes with an average yield of 1.40%, sales and maturities of an aggregate $300 million of U.S. Treasury Bills with an average yield of 0.06% and calls prior to maturity of $240 million of FHLB Notes with an average yield of 1.03%. Proceeds from sales, calls and maturities of investment securities were used, in part, to paydown approximately $814 million of brokered CDs with an average cost of 2.18% and for the early cancellation of $200 million of repurchase agreements with an average rate of 4.43%. In addition, during the third quarter of 2011, the Corporation restructured $600 million of repurchase agreements through amendments, $200 million of such agreements were effective in July 2011 and resulted in a $0.7 million decrease in interest expense during the third quarter. The amendments for the remaining $400 million restructured repurchase agreements will become effective in the fourth quarter of 2011 and are expected to result in additional reductions in the average cost of funding. Higher net interest margins also reflected the improvement in the mix of funding sources with the planned reduction in brokered CDs and increased balances in core deposits. The average rate paid on interest-bearing core deposit accounts was lower than the average rate on matured brokered CDs, thus, contributing to a decrease in the overall cost of funding. The overall average cost of funding decreased by 29 and 27 basis point for the quarter and nine month period ended September 30, 2011, respectively, compared to the same periods in 2010. The average balance of brokered CDs decreased $2.0 billion and $1.7 billion, respectively, for the quarter and nine-month period ended September 30, 2011, when compared to the same periods in 2010, while the average balance of non-brokered deposits increased by $300.3 million and $386.0 million, respectively. The growth in non-brokered deposits was driven primarily by money market accounts and certificates of deposit.

On an adjusted tax-equivalent basis, net interest income decreased by $23.6 million, or 19%, for the third quarter of 2011 compared to the third quarter of 2010 and by $69.0 million, or 18%, for the nine-month period ended September 30, 2011 compared to the same period in 2010 mainly due to the decline in average earning assets as discussed above. The decrease for 2011 also includes a decrease of $5.3 million and $18.6 million for the third quarter and nine-month period ended September 30, 2011, respectively, compared to the same periods in 2010 in the tax-equivalent adjustment. The tax-equivalent adjustment increases interest income on tax-exempt securities and loans by an amount which makes tax-exempt income comparable, on a pre-tax basis, to the Corporation’s taxable income as previously stated. The decrease in the tax-equivalent adjustment was mainly related to decreases in tax-exempt assets and lower yields on U.S. agency securities and MBS held by the IBEs.

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

For the quarter and nine-month period ended on September 30, 2011, the Corporation recorded a provision for loan and lease losses of $46.4 million and $194.4 million, respectively, compared to $120.5 million and $438.2 million for the comparable periods in 2010. The provision for almost all loan categories decreased during the third quarter and nine-month period ended September 30, 2011. The decline in the provision reflected lower charges to specific reserves on a reduced level of non-performing and adversely classified loans, commensurate with reductions in charges to general reserves due to reductions in historical loss rates and the overall decrease of the loan portfolio. The provision for loan and lease losses was $21.2 million and $33.3 million less than total net charge-offs for the quarter and nine-month period ended September 30, 2011, respectively, reflecting the adequacy of previously established reserves The allowance coverage for the non-impaired portfolio (general reserve) is determined using a methodology that incorporates historical loss rates and risk ratings by loan category. Loss rates are based on the moving average of charge-offs over a historical 24-month loss period, applying adjustments, as necessary, to each loss rate based on assessments of recent charge-off trends (12 months), collateral values, and economic and business influences impacting expected losses.

In terms of geography and categories, in Puerto Rico, the Corporation recorded a provision of $32.1 million and $147.4 million in the third quarter and nine-month period ended September 30, 2011, respectively, compared to $112.6 million and $312.5 million, respectively, for the comparable periods in 2010. The provision for construction loans in Puerto Rico decreased $46.9 million during the third quarter of 2011, compared to the third quarter of 2010, driven by reductions in non-performing and adversely classified loans as a result of loan sales and problem credit resolutions. The volume of adversely classified construction loans continued to decrease and approximately 95% of the construction charge-offs in Puerto Rico recorded in the third quarter relates to loans with previously established adequate reserves. The provision for C&I loans in Puerto Rico decreased $20.8 million during the third quarter of 2011, compared to the third quarter of 2010, also related to lower charges to specific reserves; approximately 78% of the C&I charge-offs in Puerto Rico recorded in the third quarter relates to loans with previously established adequate reserves. Decreases in historical loss rates and lower charges to specific reserves also caused a reduction of $7.9 million in the provision for commercial mortgage loans in Puerto Rico for the third quarter of 2011 compared to the same period a year ago.

In Puerto Rico, the provision for almost all categories decreased during the nine-month period ended September 30, 2011, compared to the first nine-months of 2010, except for the provision for C&I loans. The provision for construction loans for the nine-month period ended September 30, 2011 decreased by $91.7 million, as compared to the first nine-months of 2010, driven by reductions in non-performing and adversely classified loans reflected in lower charges to specific reserves. The provision for residential mortgage loans decreased by $32.7 million for the nine-month period ended September 30, 2011, compared to 2010, mainly due to improvements in delinquency and charge-offs trends while the provision for consumer and finance leases decreased by $26.4 million also reflecting improvements in delinquency and historical loss rates commensurate with certain improvement in economic indicators related to this portfolio. Decreases in historical loss rates and lower charges to specific reserves also caused a reduction of $21.6 million in the provision for commercial mortgage loans in Puerto Rico for the nine-month period ended September 30, 2011 compared to the first nine-months of 2010. A higher level of non-performing loans was the main reason for the increase of $7.2 million in the provision for C&I loans for the nine-month period ended September 30, 2011 as compared to 2010.

With respect to the loan portfolio in the United States, the Corporation recorded a provision of $5.4 million and $15.5 million in the third quarter and nine-month period ended September 30, 2011, respectively, compared to $4.1 million and $108.9 million, respectively, for the comparable periods in 2010. The increase for the quarter was mainly attributable to increases in the provision for certain collateral dependent C&I and commercial mortgage loans while the decrease for the nine-month period is primarily attributable to a decrease in the provision for construction, residential and commercial mortgage loans due to improvements in historical loss ratios and the overall decrease of this portfolio. The provision for C&I loans increased by $1.8 million and $3.1 million for the quarter and nine-month period ended September 30, 2011, compared to the same periods in 2010, respectively. The provision for construction loans in the United States decreased by $2.3 million and $56.2 million for the quarter and nine-month period ended September 30, 2011 compared to the same periods in 2010, respectively, driven by lower charges to specific reserves on a reduced level of loans driven by sales of non-performing loans. The provision for residential mortgage loans decreased by $3.9 million and $13.5 million for the quarter and nine-month period ended September 30, 2011 when compared to the same periods in 2010, driven by lower charge-offs and non-performing levels.

The Virgin Islands recorded an increase of $5.1 million and $14.6 million in the provision for loan losses for the quarter and nine-month period ended September 30, 2011, compared to the same periods in 2010, mainly related to charges to the specific reserve assigned to the previously reported $100 million construction loan relationship placed in non-accrual status in the first quarter of 2011. Charge-off amounting to $3.7 million and $31.1 million was recorded for this relationship in the third quarter and nine-month period ended September 30, 2011, respectively.

Refer to the discussions under “Credit Risk Management” below for an analysis of the allowance for loan and lease losses, non-performing assets, impaired loans and related information and refer to the discussions under “Financial Condition and Operating Analysis – Loan Portfolio” and under “Risk Management—Credit Risk Management” below for additional information concerning the Corporation’s loan portfolio exposure in the geographic areas where the Corporation does business.

Non-Interest Income

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Other service charges on loans	$1,485	$1,963	$4,659	$5,205
Service charges on deposit accounts	3,098	3,325	9,484	10,294
Mortgage banking activities	3,676	6,474	19,603	11,114
Insurance income	1,058	1,658	3,454	6,079
Broker-dealer income	173	501	1,004	2,055
Other operating income	5,687	4,469	18,996	13,493

Non-interest income before net gain on investments and loss on early extinguishment of borrowings	15,177	18,390	57,200	48,240

Proceeds from securities litigation settlement	—	—	679	—
Gain on VISA shares	—	—	—	10,668
Net gain on sale of investments	12,506	48,281	53,117	93,217
OTTI on equity securities	—	—	—	(603)
OTTI on debt securities	(350)	—	(957)	—

Net gain on investments	12,156	48,281	52,839	103,282

Loss on early extinguishment of borrowings	(9,012)	(47,405)	(10,835)	(47,405)

Equity in losses of unconsolidated entities	(4,357)	—	(5,893)	—

Total	$13,964	$19,266	$93,311	$104,117

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

Income from mortgage banking activities includes gains on sales and securitizations of loans and revenues earned for administering residential mortgage loans originated by the Corporation and subsequently sold with servicing retained. In addition, lower-of-cost-or-market valuation adjustments to the Corporation’s residential mortgage loans held for sale portfolio and servicing rights, if any.

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

Equity in earnings (losses) of unconsolidated entities is related to FirstBank’s investment in CPG/GS, the entity that purchased $269 million of loans from FirstBank during the first quarter of 2011, and mainly consists of FirstBank’s proportionate share of the income (losses) on CPG/GS. The Bank held a 35% subordinated ownership interest in CPG/GS. The majority owner of CPG/GS is entitled to recover its initial investment and a priority return of 12% prior to any return paid to the Bank. Accordingly, the Bank’s investment of $41.7 million in CPG/GS is at risk. Refer to “Financial Condition and Operating Data Analysis – Commercial and Construction Loans” and to Note 11 of the accompanying unaudited consolidated financial statements for additional information about the Bank’s investment in CPG/GS, including information about the determination of the initial value of the investment.

Non-interest income decreased $5.3 million to $14.0 million for the third quarter of 2011, compared to the third quarter of 2010, primarily due to:

•	Equity in losses of unconsolidated entities of $4.4 million recorded in the third quarter of 2011. This non-cash charge relates to the Bank’s investment in CPG/GS.

•

A $2.8 million decrease in revenues from mortgage banking activities, primarily related to a lower volume of sales of residential mortgage loans compared to the third quarter of 2010. During the third quarter of 2011 the Corporation recorded gains of $1.6 million on the sale and securitization of $91.4 million of residential mortgage loans in the secondary market compared to gains of $6.6 million recorded on the sale and securitization of $169.2 million of residential mortgage loans in the third quarter of 2010.

•	A $0.6 million decrease in income from insurance activities.

•	A $0.5 million decrease in loan fees primarily due to lower agency fees collected.

•	A $0.4 million other-than-temporary impairment charge related to estimated credit losses on private label MBS.

The aforementioned factors were partially offset by a $3.5 million gain attributable to a tender offer by the Puerto Rico Housing Finance Authority to purchase certain of its outstanding bonds. Bonds held by the Corporation with a book value of $19.8 million were exchanged for cash as part of the tender offer and the difference between the cash received and the book value of such instruments was recorded as part of “Net gain on sale of investments” in the table above.

Non-interest income decreased by $10.8 million for the nine-month period ended September 30, 2011, compared to the first nine-months of 2010, primarily due to:

•	The impact in the previous year of a $10.7 million gain on the sale of VISA Class C shares

•

A lower volume of sales of investment securities. Excluding the impact of the balance sheet restructuring transactions discussed below, there was a $8.0 million decrease in gains from sales of investments. The Corporation recorded a gain of $38.6 million on the sale of approximately $640 million of MBS for the nine-month period ended September 30, 2011 compared to a gain of $44.6 million on the sale of $855 million of MBS for the first nine months of 2010. Also, in 2010, the Corporation recorded a $2.0 million gain on the sale of approximately $250 million of U.S. Treasury Notes.

•	A $2.6 million decrease in income from insurance activities.

•	A $1.1 million decrease in fees from the broker-dealer subsidiary, FirstBank Securities, mainly due to lower underwriting fees as fewer deals were closed during 2011.

•	A $0.8 million decrease in service charges from deposit accounts.

•	A $0.5 million decrease in loan fees mainly due to lower agency fees collected.

The aforementioned factors were partially offset by:

•

An increase of $8.5 million in income from mortgage banking activities driven by $12.1 million in gains recorded for completed bulk sales of approximately $518 million of performing residential mortgage loans to another financial institution in 2011

•

A $2.8 million gain on the sale of substantially all of the assets of FirstBank Insurance VI, a $1.0 million increase in fees from cash management services provided to corporate customers and a $0.4 million gain on the sale of a portfolio of dwelling insurance policies to another financial institution, all included as part of “Other operating income” in the table above.

•	The aforementioned $3.5 million gain in connection with a tender offer of the Puerto Rico Housing Finance Authority.

As part of its balance sheet restructuring strategies, the Corporation sold during the third quarter of 2011 $500 million of low-yielding U.S. Treasury Notes and used the proceeds to prepay $200 million of repurchase agreements that carried an average rate of 4.43% and to pay down maturing brokered CDs. The Corporation offset prepayment penalties of $9.0 million for the early termination of the repurchase agreements with gains of $9.0 million from the sale of U.S. Treasury Notes. Additionally, during the second quarter of 2011, the Corporation sold $105 million of floating rates CMOs that carried an average yield of 0.95% and for which a gain of $2.0 million was recorded. This gain on the sale of floating rate CMOs was partially offset by a $1.8 million loss recorded on the early extinguishment of $200 million of repurchase agreements (average rate of 1.06%) and $100 million of advances from FHLB (rate of 1.62%). During the third quarter of 2010, approximately $1.0 billion of repurchase agreements, with weighted average cost of 4.30%, were early terminated. The prepayment penalties of the repurchase agreements of $47.4 million was offset by a gain of $47.1 million on the sale of approximately $1.2 billion of U.S. agency MBS.

Non-Interest Expenses

The following table presents the detail of non-interest expenses for the periods indicated:

	Quarter Ended September 30,		Nine-month Period Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Employees’ compensation and benefits	$29,375	$29,849	$89,221	$92,535
Occupancy and equipment	15,468	14,655	46,321	43,957
Deposit insurance premium	13,602	14,702	41,192	46,724
Other taxes, insurance and supervisory fees	4,859	5,401	13,383	16,141
Professional fees	5,983	4,533	17,192	15,424
Servicing and processing fees	2,329	2,188	6,691	6,751
Business promotion	2,509	3,226	8,801	8,771
Communications	1,651	2,060	5,393	6,002
Net loss on REO operations	4,952	8,193	16,423	22,702
Other	2,203	3,875	7,611	19,648

	$82,931	$88,682	$252,228	$278,655

Non-interest expenses decreased $5.8 million to $82.9 million for the third quarter of 2011 from $88.7 million for the third quarter of 2010. The decrease primarily reflected:

•	A $3.2 million decrease in the loss on REO operations due to lower write-downs to the value of repossessed properties.

•

A $1.6 million decrease in the provision for unfunded loan commitments and letters of credit, included as part of “Other” in the table above, aligned with the decrease in adversely classified construction and commercial loans.

•	A $1.1 million decrease in the deposit premium insurance assessment due to the decline in average total assets.

Partially offsetting these decreases was a $1.5 million increase in professional fees.

Non-interest expenses decreased $26.4 million for the nine-month period ended September 30, 2011, compared to the first nine-months of 2010, primarily due to:

•

A $12.6 million decrease in charges to the provision for unfunded loan commitments and letters of credit. A charge of $7.0 million was recorded during the first nine-months of 2010 compared to reserve releases of approximately $5.6 million recorded in the nine-month period ended September 30, 2011 mainly related to the non-performing construction loans portfolio sold to CPG/GS in the first quarter of 2011 and further decreases in adversely classified construction and commercial loans.

•	A decrease of $5.5 million in the FDIC deposit insurance premium, and of $2.1 million in local regulatory examination fess, primarily related to the decrease in total assets.

•	A $6.3 million decrease in the loss on REO operations driven by lower write-downs and losses on the sale of properties, and

•	A $3.3 million decrease in employees’ compensation and benefits expenses as a result of cost reduction strategies and reductions in headcount.

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

Under the Puerto Rico Internal Revenue Code of 1994, as amended (the “1994 PR Code”), the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns and, thus, the Corporation is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss, a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable carry forward period (10 years under the 1994 PR Code). The 1994 PR Code provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations. Dividend payments from a U.S. subsidiary to the Corporation are subject to a 10% withholding tax based on the provisions of the U.S. Internal Revenue Code.

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

For the quarter and nine-month period ended September 30, 2011, the Corporation recorded an income tax expense of $2.9 million and $9.1 million, respectively, compared to an income tax benefit of $1.0 million for the third quarter of 2010 and an income tax expense of $9.7 million for the first nine-months of 2010. The increase in the tax expense for the third quarter of 2011, compared to the same period in 2010, was mainly related to unrecognized tax benefits (“UTBs”) of $3.2 million, including accrued interest, recorded in the third quarter of 2011, as further discussed below. The decrease in the income tax expense for the nine-month period ended September 30, 2011, compared to the same period in 2010, reflects the impact in the first half of 2010 of a $3.5 million charge to increase the valuation allowance related to deferred tax assets created prior to 2010 and lower income derived from the operations of FirstBank Overseas. As of September 30, 2011, the deferred tax asset, net of a valuation allowance of $365.8 million, amounted to $5.5 million compared to $9.3 million as of December 31, 2010. The Corporation continued to increase the valuation allowance related to deferred tax assets created in connection with the operations of its banking subsidiary, FirstBank.

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

In assessing the weight of positive and negative evidence, a significant negative factor that resulted in increases in the valuation allowance was that the Corporation’s banking subsidiary, FirstBank Puerto Rico, continued in a three-year historical cumulative loss position as of the end of the third quarter of 2011, and has projected to be in a loss position for the remaining of 2011. As of September 30, 2011, management concluded that $5.5 million of the deferred tax asset will be realized. The Corporation’s deferred tax assets for which it has not established a valuation allowance relate to profitable subsidiaries and to amounts that can be realized through future reversals of existing taxable temporary differences. To the extent the realization of a portion, or all, of the tax asset becomes “more likely than not” based on changes in circumstances (such as, improved earnings, changes in tax laws or other relevant changes), a reversal of that portion of the deferred tax asset valuation allowance will then be recorded.

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

During the third quarter of 2011, the Corporation recorded new UTBs of $2.4 million and related accrued interest of $0.8 million, all of which would, if recognized, affect the Corporations effective tax rate. The Corporation classified all interest and penalties, if any, related to tax uncertainties as income tax expense. As of September 30, 2011, the Corporation’s accrued interest that relates to tax uncertainties amounted to $0.8 million and there is no need to accrue for the payment of penalties. The amount of UTBs may increase or decrease for various reasons, including changes in the amounts for current tax year positions, the expiration of open income tax returns due to the expiration of statutes of limitations, changes in management’s judgment about the level of uncertainty, the status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. The Corporation does not anticipate any significant changes to its UTBs within the next twelve months.

The Corporation’s liability for income taxes includes the liability for UTBs, and interest which relates to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the PR Code is 4 years; and for Virgin Islands and U.S. income tax purposes is 3 years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. All tax years subsequent to 2009 remain open to examination under the PR Code, taxable years from 2008 remain open to examination for Virgin Islands and taxable years from 2007 remain open to examination for U.S.

FINANCIAL CONDITION AND OPERATING DATA ANALYSIS

Assets

Total assets were approximately $13.5 billion as of September 30, 2011, down $2.1 billion from approximately $15.6 billion as of December 31, 2010. The Corporation continued to deleverage its balance sheet and total loans decreased $1.3 billion driven by sales completed during the nine-month period ended September 30, 2011, including $518 million of performing residential mortgage loans to another financial institution and the previously reported sale of a pool of loans, mainly adversely classified loans, amounting to approximately $269 million to CPG/GS. Charge-offs, principal repayments of commercial credit facilities, sales of participations in commercial loan, sales of troubled assets in Florida, loan securitizations and foreclosures also contributed to a lower loan portfolio. Total investment securities decreased by $1.3 billion, driven by sales and prepayments of U.S. agency MBS, sales of low-yielding U.S. Treasury Notes, and U.S. Agency debt securities called prior to their contractual maturity. The Corporation used proceeds from sales of loans and investment securities as well as excess liquidity to pay down maturing brokered CDs and for the early termination of repurchase agreements.

Loan Portfolio

The following table presents the composition of the Corporation’s loan portfolio, including loans held for sale, as of the dates indicated:

(In thousands)	September 30, 2011	December 31, 2010
Residential mortgage loans	$2,873,966	$3,417,417

Commercial loans:
Construction loans	473,812	700,579
Commercial mortgage loans	1,584,787	1,670,161
Commercial and Industrial loans	3,844,690	3,861,545
Loans to local financial institutions collateralized by real estate mortgages	278,484	290,219

Total commercial loans	6,181,773	6,522,504

Finance leases	254,515	282,904

Consumer loans	1,322,888	1,432,611

Total loans, held for investment	10,633,142	11,655,436
Loans held for sale	13,605	300,766

Total loans	10,646,747	11,956,202
Less:
Allowance for loan and lease losses	(519,687)	(553,025)

Total loans, net	$10,127,060	$11,403,177

As of September 30, 2011, the Corporation’s total loans decreased by $1.3 billion, when compared with the balance as of December 31, 2010. All major loan categories decreased from 2010 levels mainly as a result of loans sales, both of performing and non-performing loans, coupled with pay-downs, including pay-downs of loans granted to local governments, and charge-offs.

Of the total gross loan portfolio held for investment of $10.6 billion as of September 30, 2011, approximately 83% has credit risk concentration in Puerto Rico, 8% in the United States (mainly in the state of Florida) and 9% in the Virgin Islands, as shown in the following table:

As of September 30, 2011	Puerto Rico	Virgin Islands	Florida	Total
	(In thousands)
Residential mortgage loans	$2,164,134	$412,471	$297,361	$2,873,966

Commercial loans:
Construction loans	298,797	147,911	27,104	473,812
Commercial mortgage loans	1,075,724	63,910	445,153	1,584,787
Commercial and Industrial loans	3,562,126	239,444	43,120	3,844,690
Loans to a local financial institution collateralized by real estate mortgages	278,484	—	—	278,484

Total commercial loans	5,215,131	451,265	515,377	6,181,773

Finance leases	254,515	—	—	254,515

Consumer loans	1,233,130	58,299	31,459	1,322,888

Total loans held for investment, gross	8,866,910	922,035	844,197	10,633,142
Allowance for loans and lease losses	(426,831)	(38,938)	(53,918)	(519,687)

Total loans held for investment, net	8,440,079	883,097	790,279	10,113,455
Loans held for sale	12,977	628	—	13,605

Total loans	$8,453,056	$883,725	$790,279	$10,127,060

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

The following table details First BanCorp’s loan production, including purchases and refinancings, for the periods indicated:

	Quarter Ended September 30,		Nine-month Period Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Residential real estate	$147,841	$106,557	$403,048	$373,445
C&I and commercial mortgage	446,606	601,198	1,136,395	1,220,103
Construction	25,267	45,866	79,661	143,214
Finance leases	20,827	21,609	62,373	65,865
Consumer	127,873	120,305	351,782	380,900

Total loan production	$768,414	$895,535	$2,033,259	$2,183,527

The Corporation is experiencing continued loan demand and has continued with its targeted originations strategies. During the third quarter and nine-month period ended September 30, 2011 total loan originations, including refinancings and draws from existing commitments, amounted to approximately $768.4 million and $2.0 billion, respectively, compared to $895.5 million and $2.2 billion, respectively, for the comparable periods in 2010. The decrease for the third quarter of 2011 and first nine-months of 2011, compared to the same periods in 2010, was mainly related to lower disbursements on credit facilities granted to government entities and a decrease in construction loan originations, as the majority of origination of this portfolio came from draws of existing commitments. Credit facilities granted to government were $233.5 million and $281.4 million for the third quarter and nine-month period ended September 30, 2011, respectively, compared to $414.1 million and $541.3 million, respectively, for the comparable periods in 2010. Residential mortgage loan originations, including loan purchases, increased by $41.3 million and $29.6 million for the quarter and nine-month period ended September 30, 2011, respectively, while consumer loan originations (including finance leases) increased $6.8 million for the third quarter of 2011 and decreased by $32.6 million for the nine-month period ended September 30, 2011.

Residential Real Estate Loans

As of September 30, 2011, the Corporation’s residential real estate loan portfolio held for investment decreased by $543.5 million as compared to the balance as of December 31, 2010. The majority of the Corporation’s outstanding balance of residential mortgage loans consists of fixed-rate, fully amortizing, full documentation loans. In accordance with the Corporation’s underwriting guidelines, residential real estate loans are mostly fully documented loans, and the Corporation is not actively involved in the origination of negative amortization loans or adjustable-rate mortgage loans. The decrease was a combination of sales of approximately $518 million of performing loans to another financial institution, and sales of $85.4 million to FNMA and FHLMC in the secondary market. Charge-offs and foreclosures also contributed to the decrease. Refer to the “Contractual Obligations and Commitments” discussion below for additional information about outstanding commitments to sell mortgage loans.

Commercial and Construction Loans

As of September 30, 2011, the Corporation’s commercial and construction loan portfolio held for investment decreased by $340.7 million, as compared to the balance as of December 31, 2010, due mainly to net charge-offs of $168.4 million, a reduction of $62.3 million in the outstanding balance of credit facilities extended to the Puerto Rico and U.S. Virgin Islands governments, the sale of the underlying collateral of a $33 million non-performing loan in Florida, sales of participation interests in $30.4 million of certain commercial loans and pay downs. The Corporation’s commercial loans are primarily variable- and adjustable-rate loans.

On February 16, 2011, FirstBank sold an asset portfolio consisting of performing and non-performing construction, commercial mortgage and C&I loans with an aggregate book value of $269.3 million to CPG/GS. In exchange for the sale, the Corporation received $88.5 million in cash and a 35% interest in CPG/GS. In connection with the sale, FirstBank provided seller financing to CPG/GS in the amount of $136.1 million under 7-year loan that bears variable interest at 30-day LIBOR plus 300 basis points and is secured by a pledge of all of the acquiring entity’s assets as well as the 65% ownership interest of the majority owner of CPG/GS, PRLP Ventures LLC (“PRLP”). As of September 30, 2011, the carrying amount of the loan is $131.0 million and is included in the Corporation’s C&I loan receivable portfolio; while the carrying value of FirstBank’s equity interest is $41.7 million as of September 30, 2011, accounted under the equity method and included as part of Investment in unconsolidated entities in the Statement of Financial Condition. The 35% interest of FirstBank in CPG/GS is subordinated to PRLP’s priority right to recover its initial investment and receive a priority return of 12%. Accordingly, FirstBank’s equity interest in CPG/GS is subject to the risk of loss depending upon the performance of the transferred loans. Refer to Note 11 of the accompanying unaudited consolidated financial statements for additional information about the determination of the value of the FirstBank’s investment in CPG/GS.

FirstBank also provided an $80 million advance facility to CPG/GS to fund unfunded commitments and costs to complete projects under construction, which was fully disbursed in the nine-month period ended September 30, 2011, and a $20 million working capital line of credit to fund certain expenses of CPG/GS. These loans bear variable interest at 30-day LIBOR plus 300 basis points. As of September 30, 2011, the carrying value of the advance facility and working capital line were $77.0 million and $0, respectively, and are included in the Corporation’s C&I loan receivable portfolio.

As of September 30, 2011, the Corporation had $207.0 million outstanding of credit facilities granted to the Puerto Rico government and/or its political subdivisions, down from $325.1 million as of December 31, 2010, and $140.1 million granted to the Virgin Islands government, up from $84.3 million as of December 31, 2010. A substantial portion of these credit facilities are obligations that have a specific source of income or revenues identified for their repayment, such as property taxes collected by the central Government and/or municipalities. Another portion of these obligations consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power and water utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities in Puerto Rico for which the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment.

The largest loan to one borrower as of September 30, 2011 in the amount of $278.5 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual real-estate loans, mostly 1-4 residential mortgage loans.

Construction loans originations decreased by $20.6 million and $63.6 million for the quarter and nine-month period ended September 30, 2011, respectively, as compared to the same periods in 2010, due to the strategic decision by the Corporation to reduce its exposure to construction projects in both Puerto Rico and the United States. The Corporation’s construction lending volume has been stagnant for the last two years due to the slowdown in the U.S. housing market and the current economic environment in Puerto Rico. The Corporation has significantly reduced its exposure to construction loans in its Florida operations and construction loan originations in Puerto Rico are mainly draws from existing commitments. More than 94% of the construction loan originations in 2011 are related to disbursements from previous established commitments and new loans are mainly associated with construction loans to individuals. In Puerto Rico, absorption rates on low income residential projects financed by the Corporation showed signs of improvement during 2010 and 2011 but the market is still under pressure because of an oversupply of housing units compounded by lower demand and diminished consumer purchasing power and confidence.

As a key initiative to increase the absorption rate in residential construction projects, the Corporation has engaged in discussions with developers to review sales strategies and provide additional incentives to supplement the Puerto Rico Government housing stimulus package enacted in September 2010. From September 1, 2010 to December 31, 2011, the Government of Puerto Rico is providing tax and transaction fees incentives to both purchasers and sellers (whether a Puerto Rico resident or not) of new and existing residential property, as well as commercial property with a sales price of no more than $3 million. These incentives will begin to phase out during 2012. Among its provisions, the housing stimulus package provides various types of income and property taxes exemptions as well as reduced closing costs, including:

•	Purchase/Sale of New Residential Property within the Period

– Any long term capital gain upon the subsequent sale of new residential property will be 100% exempt from the payment of income taxes. The purchaser will have an exemption for five years on the payment of property taxes. The cost of filing stamps and seals are waived during the period.

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

The construction loan portfolio held for investment in Puerto Rico decreased by $138.5 million during the nine-month period ended September 30, 2011 driven mainly by loans converted to permanent financing commercial mortgage and C&I loans and charge-offs. In Florida, the construction portfolio decreased by $51.4 million, driven by the repossession and subsequent sale of the underlying collateral of a $33.0 million residential project and due to charge-offs during the first nine-months of 2011.

The composition of the Corporation’s construction loan portfolio held for investment as of September 30, 2011 by category and geographic location follows:

As of September 30, 2011	Puerto Rico	Virgin Islands	United States	Total
	(In thousands)
Loans for residential housing projects:
High-rise (1)	$10,170	$—	$—	$10,170
Mid-rise (2)	29,193	4,939	38	34,170
Single-family detach	41,622	884	4,074	46,580

Total for residential housing projects	80,985	5,823	4,112	90,920

Construction loans to individuals secured by residential properties	9,608	8,573	—	18,181
Condo-conversion loans	5,851	—	—	5,851
Loans for commercial projects	64,915	91,979	—	156,894
Bridge loans – residential	48,969	—	—	48,969
Bridge loans – commercial	—	24,032	12,697	36,729
Land loans – residential	48,817	14,631	8,306	71,754
Land loans – commercial	37,698	2,126	2,000	41,824
Working capital	2,603	1,041	—	3,644

Total before net deferred fees and allowance for loan losses	299,446	148,205	27,115	474,766
Net deferred fees	(649)	(294)	(11)	(954)

Total construction loan portfolio, gross	298,797	147,911	27,104	473,812
Allowance for loan losses	(72,244)	(28,802)	(10,928)	(111,974)

Total construction loan portfolio, net	$226,553	$119,109	$16,176	$361,838

(1)	For purposes of the above table, high-rise portfolio is composed of buildings with more than 7 stories, composed of two projects in Puerto Rico.
(2)	Mid-rise relates to buildings of up to 7 stories.

The following table presents further information on the Corporation’s construction portfolio as of and for the nine-month period ended September 30, 2011:

(Dollars in thousands)
Total undisbursed funds under existing commitments	$138,319

Construction loans held for investment in non-accrual status (1)	$270,411

Net charge offs – Construction loans (2)	$81,268

Allowance for loan losses – Construction loans	$111,974

Non-performing construction loans to total construction loans	57.07%

Allowance for loan losses – construction loans to total construction loans	23.63%

Net charge-offs (annualized) to total average construction loans (1)	16.30%

(1)	Excludes $5.1 million of non-performing construction loans held for sale as of September 30, 2011.
(2)	Includes net charge-offs of $11.4 million related to construction loans in Florida, $31.7 million related to construction loans in Puerto Rico and $38.1 million related to construction loans in the Virgin Islands.

The following summarizes the construction loans for residential housing projects in Puerto Rico segregated by the estimated selling price of the units:

(In thousands)
Under $300k	$47,273
$300k – $600k	7,177
Over $600k (1)	26,535

$80,985

(1)	Mainly composed of one single-family detached project that account for approximately 70% of the residential housing projects in Puerto Rico with selling prices over $600k.

Consumer Loans and Finance Leases

As of September 30, 2011, the Corporation’s consumer loan and finance leases portfolio decreased by $138.1 million, as compared to the portfolio balance as of December 31, 2010. This is mainly the result of repayments and charge-offs that on a combined basis more than offset the volume of loan originations during the nine-month period ended September 30, 2011. Nevertheless, the Corporation experienced a decrease in net charge-offs for consumer loans and finance leases that amounted to $29.4 million for the nine-month period ended September 30, 2011, as compared to $40.6 million for the same period a year ago.

Investment Activities

As part of its strategy to diversify its revenue sources and maximize its net interest income, First BanCorp maintains an investment portfolio that is classified as available-for-sale or held-to-maturity. The Corporation’s total investment securities portfolio as of September 30, 2011 amounted to $1.9 billion, a reduction of $1.3 billion from December 31, 2010 mainly due to sales and prepayments of U.S. agency MBS and sales of U.S. Treasury Securities. The reduction was the net result of approximately $640 million of U.S. agency MBS, $500 million of U.S. Treasury Notes and $105 million of U.S. agency floating rate CMOs sold during the nine-month period ended September 30, 2011, the call prior to maturity of approximately $290.4 million of investment securities (mainly U.S. agency debt securities) and MBS prepayments.

As previously discussed, as part of the balance sheet restructuring strategies, the Corporation sold during the first nine-months of 2011 $500 million of low-yielding U.S. Treasury Notes and $105 million of floating rate U.S. Agency collateralized mortgage obligations (“CMOs”) and used the proceeds, in part, to prepay $400 million of repurchase agreements that carried an average rate of 2.74%. The Corporation offset prepayment penalties of $10.6 million with gains of $11.0 million from the sale of U.S. Treasury Notes and floating rates U.S. Agency CMOs. This transaction contributed to improvements in the net interest margin.

The sales completed during the nine-month period ended September 30, 2011 also included the sale of $330 million of MBS originally intended to be held to maturity as a result of the deleverage initiatives included in the Corporation’s capital plan. After the sale and consistent with the Corporation’s ongoing capital management strategy, the remaining $89 million of investment securities held-to-maturity portfolio was reclassified to the available-for-sale portfolio during the first quarter of 2011. Over 88% of the Corporation’s available-for-sale portfolio is invested in U.S. Government and Agency debentures and fixed-rate U.S. government sponsored-agency MBS (mainly FNMA and FHLMC fixed-rate securities). On August 5, 2011, Standard and Poor’s lowered its long term credit rating on the United States of America from AAA to AA+ and on August 8, 2011, Standard and Poor’s lowered its credit ratings of the obligations of certain U.S. Government sponsored entities, including FNMA, FHLB and Freddie Mac, and other agencies with securities linked to long-term U.S. Government debt. These downgrades could have material adverse impact on global financial markets and economic conditions, and its ultimate impact is unpredictable and may not be immediately apparent. The Corporation’s investment in equity securities is minimal.

The following table presents the carrying value of investments at the indicated dates:

(In thousands)	As of September 30, 2011	As of December 31, 2010
	(In thousands)
Money market investments	$187,674	$115,560

Investment securities held-to-maturity, at amortized cost:
U.S. Government and agencies obligations	—	8,487
Puerto Rico Government obligations	—	23,949
Mortgage-backed securities	—	418,951
Corporate bonds	—	2,000

	—	453,387

Investment securities available-for-sale, at fair value:
U.S. Government and agencies obligations	751,600	1,212,067
Puerto Rico Government obligations	156,434	136,841
Mortgage-backed securities	954,437	1,395,486
Corporate bonds	1,435	—
Equity securities	46	59

	1,863,952	2,744,453

Other equity securities, including $39.4 million and $54.6 million of FHLB stock as of September 30, 2011 and December 31, 2010, respectively	40,667	55,932

Total money market and investment securities	$2,092,293	$3,369,332

Mortgage-backed securities at the indicated dates consist of:

(In thousands)	As of September 30, 2011	As of December 31, 2010
Held-to-maturity
FHLMC certificates	$—	$2,569
FNMA certificates	—	416,382

	—	418,951

Available-for-sale
FHLMC certificates	28,442	1,817
GNMA certificates	787,060	991,378
FNMA certificates	75,489	215,059
Collateralized Mortgage Obligations issued or guaranteed by FHLMC, FNMA and GNMA	—	114,915
Other mortgage pass-through certificates	63,446	72,317

	954,437	1,395,486

Total mortgage-backed securities	$954,437	$1,814,437

The carrying values of investment securities classified as available-for-sale as of September 30, 2011 by contractual maturity (excluding mortgage-backed securities and equity securities) are shown below:

(Dollars in thousands)	Carrying Amount	Weighted Average Yield %
U.S. Government and agencies obligations
Due within one year	$738,915	0.66
Due after one year through five years	12,685	1.00

	751,600	0.67

Puerto Rico Government obligations
Due within one year	8,709	4.20
Due after one year through five years	19,781	4.82
Due after five years through ten years	103,048	5.16
Due after ten years	24,896	5.74

	156,434	5.16

Corporate bonds
Due after ten years	1,435	5.80

	1,435	5.80

Total	909,469	1.45
Mortgage-backed securities	954,437	3.84
Equity securities	46	—

Total investment securities available for sale	$1,863,952	2.67

Net interest income of future periods will be affected by the Corporation’s decision to deleverage its investment securities portfolio to preserve its capital position and from balance sheet repositioning strategies. Also, net interest income could be affected by prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on these securities, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration in the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. Approximately $290.4 million of investment securities, mainly U.S. agency debentures, with an average yield of 1.20% were called during the nine-month period ended September 30, 2011. As of September 30, 2011, the Corporation has approximately $131.0 million in debt securities (U.S. agency and Puerto Rico government securities) with embedded calls with an average yield of 4.69%. Refer to the “Risk Management” section below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and of the interest rate risk management strategies followed by the Corporation. Also refer to Note 4 to the accompanying unaudited consolidated financial statements for additional information regarding the Corporation’s investment portfolio.

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

The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. As of September 30, 2011, FirstBank could not pay any dividend to the parent company except upon receipt of prior approval by the FED.

The Asset and Liability Committee of the Board of Directors is responsible for establishing the Corporation’s liquidity policy as well as approving operating and contingency procedures, and monitoring liquidity on an ongoing basis. Management’s Investment and Asset Liability Committee (“MIALCO”), using measures of liquidity developed by management, which involve the use of several assumptions, reviews the Corporation’s liquidity position on a monthly basis. The MIALCO oversees liquidity management, interest rate risk and other related matters. The MIALCO, which reports to the Board of Directors’ Asset and Liability Committee, is composed of senior management officers, including the Chief Executive Officer, the Chief Financial Officer, the Chief Risk Officer, the Retail Financial Services Director, the Risk Manager of the Treasury and Investments Division, the Financial Analysis and Asset/Liability Director and the Treasurer. The Treasury and Investments Division is responsible for planning and executing the Corporation’s funding activities and strategy, monitoring liquidity availability on a daily basis and reviewing liquidity measures on a weekly basis. The Treasury and Investments Accounting and Operations area of the Comptroller’s Department is responsible for calculating the liquidity measurements used by the Treasury and Investment Division to review the Corporation’s liquidity position on a monthly basis, the Financial Analysis and Asset/Liability Director estimates the liquidity gap for longer periods.

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

The Corporation manages its liquidity in a proactive manner, and maintains a sound liquidity position. Multiple measures are utilized to monitor the Corporation’s liquidity position, including basic surplus and time-based reserve measures. The Corporation has maintained basic surplus (cash, short-term assets minus short-term liabilities, and secured lines of credit) well in excess of the self-imposed minimum limit of 5% of total assets. As of September 30, 2011, the estimated basic surplus ratio was approximately 9.8%, including un-pledged investment securities, FHLB lines of credit, and cash. At the end of the quarter, the Corporation had $487 million available for additional credit on FHLB lines of credit. Unpledged liquid securities as of September 30, 2011 mainly consisted of fixed-rate MBS and U.S. agency debentures totaling approximately $47.1 million. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the Basic Liquidity measure. The Corporation has continued to issue brokered CDs pursuant to approvals received from the FDIC to renew or roll over certain amounts through December 31, 2011.

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

The Corporation has deleveraged its balance sheet by reducing the amounts of brokered CDs. The reductions in brokered CDs are consistent with the requirements of the Order that preclude the issuance of brokered CDs without FDIC approval and require a plan to reduce the amount of brokered CDs. Brokered CDs decreased $1.8 billion to $4.5 billion as of September 30, 2011 from $6.3 billion as of December 31, 2010. At the same time, as the Corporation focuses on reducing its reliance on brokered deposits, it is seeking to add core deposits.

The Corporation continues to have the support of creditors, including repurchase agreements counterparties, the FHLB, and other agents such as wholesale funding brokers. While liquidity is an ongoing challenge for all financial institutions, management believes that the Corporation’s available borrowing capacity, efforts to grow deposits and the recently completed $525 million capital raise will be adequate to provide the necessary funding for the Corporation’s business plans in the foreseeable future. Refer to “Capital” discussion below for additional information about the recently completed capital raise.

The Corporation’s principal sources of funding are:

Brokered CDs – A large portion of the Corporation’s funding has been retail brokered CDs issued by the Bank subsidiary, FirstBank Puerto Rico. Total brokered CDs decreased from $6.3 billion at year-end 2010 to $4.5 billion as of September 30, 2011. Although all the regulatory capital ratios exceeded the established “well capitalized” levels at September 30, 2011 and the minimum capital requirements of the FDIC Order, because of the Order with the FDIC, FirstBank cannot be considered a “well capitalized” institution under regulatory guidance and cannot replace maturing brokered CDs without the prior approval of the FDIC. Since the issuance of the Order, the FDIC has granted the Bank temporary waivers to enable it to continue accessing the brokered deposit market through December 31, 2011. The Corporation has been using proceeds from repayments and sales of loans and investments to pay down maturing borrowings, including brokered CDs.

The average remaining term to maturity of the retail brokered CDs outstanding as of September 30, 2011 is approximately 1 year. Approximately 0.6% of the principal value of these certificates are callable at the Corporation’s option.

The use of brokered CDs has been particularly important for the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining regular retail deposits in Puerto Rico. The brokered CDs market is very competitive and liquid, and the Corporation has been able to obtain substantial amounts of funding in short periods of time. This strategy has enhanced the Corporation’s liquidity position, since the brokered CDs are insured by the FDIC up to regulatory limits and can be obtained faster compared to regular retail deposits. During the nine-month period ended September 30, 2011, the Corporation issued $513.0 million in brokered CDs to renew maturing brokered CDs having an average coupon of 0.87% (all-in cost of 1.14%). Management believes it will continue to obtain waivers from the restrictions in the issuance of brokered CDs under the Order to meet its obligations and execute its business plans.

The following table presents a maturity summary of brokered and retail CDs with denominations of $100,000 or higher as of September 30, 2011:

Total
(In thousands)
Three months or less	$1,231,715
Over three months to six months	914,178
Over six months to one year	1,509,567
Over one year	2,176,365

Total	$5,831,825

Certificates of deposit in denominations of $100,000 or higher include brokered CDs of $4.5 billion issued to deposit brokers in the form of large ($100,000 or more) certificates of deposit that are generally participated out by brokers in shares of less than $100,000 and are therefore insured by the FDIC. Certificates of deposit with denomination of $100,000 or higher also include $10.2 million of deposits through the Certificate of Deposit Account Registry Service (CDARS).

Retail deposits – The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. Total deposits, excluding brokered CDs, increased by $364.3 million to $6.2 billion from the balance of $5.8 billion as of December 31, 2010, reflecting increases in core-deposit products such as retail CDs and money market accounts spread through the Corporation’s geographic segments. Refer to Note 12 in the accompanying unaudited financial statements for further details.

Refer to the “Net Interest Income” discussion above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarter and nine-month periods ended September 30, 2011 and 2010.

Securities sold under agreements to repurchase – The Corporation’s investment portfolio is funded in part with repurchase agreements. Securities sold under repurchase agreements were $1.0 billion as of September 30, 2011, compared with $1.4 billion as of December 31, 2010. The decrease relates to the aforementioned $400 million of repurchase agreement repaid prior to maturity. A loss of $10.6 million on the early extinguishment of repurchase agreements was recorded during the first nine-months of 2011. One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. All of the $1.0 billion of repurchase agreements outstanding as of September 30, 2011 consist of structured repurchase agreements. The access to this type of funding was affected by the liquidity turmoil in the financial markets witnessed in the second half of 2008 and in 2009. In addition to short-term repos, the Corporation has been able to maintain access to credit by using cost-effective sources such as FHLB advances. Refer to Note 13 in the accompanying notes to the unaudited interim consolidated financial statements for further details about repurchase agreements outstanding by counterparty and maturities.

As part of the Corporation’s balance sheet restructuring strategies, approximately $400 million of repurchase agreements were repaid prior to maturity during 2011, realizing a loss of $10.6 million on the early extinguishment. The repaid repurchase agreements were scheduled to mature at various dates between September 2011 and September 2012 and had a weighted average cost of 2.74%. The Corporation offset prepayment penalties of $10.6 million for the early termination of the repurchase agreements with gains of $11.0 million from the sale of low-yielding investment securities. This transaction contributed to improvements in the net interest margin.

In addition, during the third quarter of 2011, the Corporation restructured $600 million of repurchase agreements through amendments that include three to four year maturity extensions and are expected to result in additional reductions in the average cost of funding.

Under the Corporation’s repurchase agreements, as is the case with derivative contracts, the Corporation is required to pledge cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines due to changes in interest rates, a liquidity crisis or any other factor, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Given the quality of the collateral pledged, the Corporation has not experienced significant margin calls from counterparties arising from credit-quality-related write-downs in valuations and, as of September 30, 2011, it had only $0.5 million of cash equivalent instruments deposited in connection with collateralized interest rate swap agreements.

Advances from the FHLB – The Corporation’s Bank subsidiary is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages as collateral for advances taken. As of September 30, 2011 and December 31, 2010, the outstanding balance of FHLB advances was $409.4 million and $653.4 million, respectively. Approximately $218.4 million of outstanding advances from the FHLB have maturities of over one year. As part of its precautionary initiatives to safeguard access to credit and obtain low interest rates, the Corporation has been pledging assets with the FHLB while at the same time the FHLB has been revising its credit guidelines and “haircuts” in the computation of availability of credit lines. At the end of the third quarter of 2011, the Corporation had $487 million available for additional credit on FHLB lines of credit.

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

The Corporation’s principal uses of funds are the origination of loans and the repayment of maturing deposits and borrowings. The Corporation has committed substantial resources to its mortgage banking subsidiary, FirstMortgage Inc. As a result, the ratio of residential real estate loans as a percentage of total loans has increased over time from 14% at December 31, 2004 to 27% at September 30, 2011. Commensurate with the increase in its mortgage banking activities, the Corporation has also invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities. The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid in large part because of the sale or guarantee programs of the FHA, VA, HUD, FNMA and FHLMC. The Corporation obtained Commitment Authority to issue GNMA mortgage-backed securities from GNMA and, under this program, the Corporation completed the securitization of approximately $152.0 million of FHA/VA mortgage loans into GNMA MBS during the nine-month period ended September 30, 2011. Any regulatory actions affecting GNMA, FNMA or FHLMC could adversely affect the secondary mortgage market.

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

The Corporation does not have any outstanding debt or derivative agreements that would be affected by credit downgrades. Furthermore, given our non-reliance on corporate debt or other instruments directly linked in terms of pricing or volume to credit ratings, the liquidity of the Corporation so far has not been affected in any material way by downgrades in the past. The Corporation’s ability to access new non-deposit sources of funding, however, could be adversely affected by credit downgrades.

Upon the completion of the capital raise, the Corporation’s and the Bank’s credit ratings were upgraded by Moody’s Investor Service (“Moody’s”) and Standard & Poor’s (“S&P”), and the credit outlook was upgraded by Fitch Ratings Limited (“Fitch”). The Corporation’s credit as a long-term issuer is currently rated B+ by S&P and CC on credit watch positive by Fitch. At the FirstBank subsidiary level, long-term issuer ratings are currently B3 by Moody’s, six notches below their definition of investment grade; B+ by S&P four notches below their definition of investment grade, and CC on credit watch positive by Fitch, eight notches below their definition of investment grade.

Cash Flows

Cash and cash equivalents were $800.4 million and $904.6 million at September 30, 2011 and 2010, respectively. These balances increased by $430.1 million and $200.5 million from December 31, 2010 and 2009, respectively. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during the nine-month period ended September 30, 2011 and 2010.

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

For the nine-month period ended September 30, 2011 and 2010, net cash provided by operating activities was $128.5 million and $175.7 million, respectively. Net cash generated from operating activities was higher than net loss reported largely as a result of adjustments for operating items such as the provision for loan and lease losses partially offset by adjustments to net income from the gain on sale of investments.

Cash Flows from Investing Activities

The Corporation’s investing activities primarily include originating loans to be held to maturity and purchasing, selling and repayments of its available-for-sale and held-to-maturity investment securities. For the nine-month period ended September 30, 2011, net cash provided by investing activities was $2.4 billion, primarily reflecting proceeds from loans (including sales and paydowns), as well as proceeds from securities sold or called during the nine-month period ended September 30, 2011 and MBS prepayments. Proceeds from sales of securities and loans and from repayments of loans and MBS were used in part to paydown maturing brokered CDs and other funding sources and for the early cancellation of certain repurchase agreements and FHLB Advances.

For the first nine-months of 2010, net cash provided by investing activities was $2.9 billion, primarily reflecting proceeds from loans, as well as proceeds from securities sold or called and MBS prepayments. Partially offsetting these sources of cash were cash used for loan origination disbursements and purchases of available-for-sale securities.

Cash Flows from Financing Activities

The Corporation’s financing activities primarily include the receipt of deposits and issuance of brokered CDs, the issuance and payments of long-term debt, the issuance of equity instruments and activities related to its short-term funding. In addition, the Corporation paid monthly dividends on its preferred stock and quarterly dividends on its common stock until it announced the suspension of dividends beginning in August 2009. In the nine-month period ended September 30, 2011, net cash used in financing activities was $2.1 billion due to repayments of maturing brokered CDs coupled with the early repayments of repurchase agreements and related penalties as well as repayments of FHLB advances.

In the first nine-months of 2010, net cash used in financing activities was $2.9 billion due to the Corporation’s balance sheet repositioning strategies and deleveraging of the balance sheet, including the early termination of repurchase agreements and related costs, and pay down of maturing repurchase agreements as well as advances from the FHLB and the FED and brokered CDs. Partially offsetting these cash reductions was the growth of the core deposit base.

Capital

The Corporation’s stockholders’ equity amounted to $986.8 million as of September 30, 2011, a decrease of $71.1 million compared to the balance as of December 31, 2010, driven by the net loss of $67.4 million for the nine-month period ended September 30, 2011 and a decrease of $3.8 million in other comprehensive income due to lower unrealized gains on available for sale securities. Based on the Agreement with the FED, currently neither First BanCorp, nor FirstBank, is permitted to pay dividends on capital securities without prior approval.

Effective June 2, 2010, FirstBank, by and through its Board of Directors, entered into the Order with the FDIC (see “Description of Business”). Although all of FirstBank’s regulatory capital ratios exceeded the established “well capitalized” levels at September 30, 2011 and the minimum capital requirements established by the FDIC Order, because of the Order with the FDIC, FirstBank cannot be considered a “well capitalized” institution under regulatory guidance. Set forth below are First BanCorp’s, and FirstBank Puerto Rico’s regulatory capital ratios as of September 30, 2011 and December 31, 2010, based on existing established FED and FDIC guidelines.

		Banking Subsidiary
As of September 30, 2011	First BanCorp	FirstBank	To be well capitalized	Consent Order Requirements over time

Total capital (Total capital to risk-weighted assets)	12.39%	12.15%	10.00%	12.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	11.07%	10.84%	6.00%	10.00%
Leverage ratio	8.41%	8.24%	5.00%	8.00%

As of December 31, 2010

Total capital (Total capital to risk-weighted assets)	12.02%	11.57%	10.00%	12.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	10.73%	10.28%	6.00%	10.00%
Leverage ratio	7.57%	7.25%	5.00%	8.00%

The improvement in the capital ratios was primarily related to deleveraging strategies completed during the nine-month period ended September 30, 2011 as further explained below and, in the case of FirstBank, also due to a $22 million capital contribution from the holding company.

In March 2011, the Corporation submitted an updated Capital Plan (the “Capital Plan”) to the regulators. The Capital Plan contemplated a $350 million capital raise through the issuance of new common shares for cash, and other actions to reduce the Corporation’s and the Bank’s risk-weighted assets, strengthen their capital positions and meet the minimum capital ratios required under the FDIC Order. Among the strategies contemplated in the Capital Plan were reductions of the Corporation’s loan and investment securities portfolio. The Capital Plan identified specific targeted Leverage, Tier 1 Capital to Risk-Weighted Assets and Total Capital to Risk-Weighted Assets ratios to be achieved by the Bank each calendar quarter.

On October 7, 2011, the Corporation successfully completed a private placement of $525 million in shares of common stock (the “capital raise”). The proceeds from the capital raise amounted to approximately $490.4 million (net of offering costs), of which $435 million have been contributed to the Corporation’s wholly owned banking subsidiary, FirstBank. As previously reported, lead investors include funds affiliated with Thomas H. Lee Partners, L.P. (“THL”) and Oaktree Capital Management, L.P. (“Oaktree”) that purchased from the Corporation an aggregate of $348.2 million ($174.1 million each investor) of shares of the Corporation’s common stock.

In connection with the closing, the Corporation issued 150 million shares of common stock at $3.50 per share to institutional investors. Upon the completion of this transaction and the conversion into common stock of the Series G Preferred Stock held by the U.S. Treasury, as further discussed below, each of THL and Oaktree became owners of 24.36% of the Corporation’s 204.2 million shares of common stock outstanding. Subsequent to the closing, in related transactions, on October 12, 2011 and October 26, 2011, each of THL and Oaktree, respectively, purchased in the aggregate 937,493 shares of common stock from certain of the institutional investors who participated in the capital raise transaction. At the date of the filing of this Form 10-Q, each of THL and Oaktree owns 24.82% of the total shares of common stock outstanding. THL and Oaktree also have the right to designate a person to serve on the Corporation’s Board of Directors. In this regard, the Corporation’s Board of Directors appointed as directors Michael P. Harmon, a Managing Director with the Principal Group of Oaktree, effective October 29, 2011 and Thomas M. Hagerty, a Managing Director at THL, subject to regulatory approval. In addition, Messrs Harmon and Hagerty have been appointed members of the Bank’s Board of Directors. Effective October 24, 2011, Mr. Roberto R. Herencia was appointed as the new non-executive chairman of the Bank’s and the Corporation’s Board of Directors.

The completion of the capital raise allowed the conversion of the 424,174 shares of the Corporation’s Series G Preferred Stock, held by the U.S. Treasury, into 32.9 million shares of common stock at a conversion price of $9.66. In connection with the conversion, the Corporation paid $26.4 million for past due undeclared cumulative dividends on the Series G Preferred Stock, as required by the agreement with the U.S. Treasury.

With the $525 million capital infusion and the conversion to common stock of the Series G Preferred Stock held by the U.S. Treasury (after deducting estimated offering expenses and the $26.4 million payment of cumulative dividends on the Series G Preferred Stock), the Corporation increased its total common equity by approximately $830 million.

The following depicts the pro forma impact of the issuance of shares in the capital raise and in the conversion of the Series G Preferred Stock on the capital ratios of the Bank and the Corporation at September 30, 2011 (giving effect to $435 million being contributed to the Bank).

	FDIC Consent Order Minimum Requirements	As of September 30, 2011
Regulatory Capital Ratios		Actual	Pro forma
First Bank:
Total capital (Total capital to risk-weight assets)	12.00%	12.15%	16.33%
Tier 1 capital (Tier 1 capital to risk-weight assets)	10.00%	10.84%	15.01%
Leverage (Tier 1 capital to average assets)	8.00%	8.24%	11.06%

	As of September 30, 2011
Capital Ratios	Actual	Pro forma
First BanCorp:
Total capital (Total capital to risk-weight assets)	12.39%	16.84%
Tier 1 capital (Tier 1 capital to risk-weight assets)	11.07%	15.51%
Leverage (Tier 1 capital to average assets)	8.41%	11.41%
Tangible common equity (tangible common equity to tangible assets)	3.84%	9.69%
Tier 1 common equity to risk-weight assets	4.79%	12.76%
Tangible book value per common share	$24.22	$6.60

The Corporation’s issuance of $150 million of shares of common stock in the capital raise enhances the ability of FirstBank to maintain the capital levels required pursuant to the FDIC Order.

On October 25, 2011, the Corporation commenced a rights offering to sell 10,651,835 shares of common stock to stockholders who owned common stock at the close of business on September 6, 2011 (the “Record Date”). Stockholders who owned shares of common stock of the Corporation as of the Record Date received at no charge a transferable right to purchase newly-issued shares of common stock in the rights offering at the same $3.50 price per share paid by investors in the capital raise. The exercise of two rights will entitle stockholders to purchase one newly-issued share of common stock.

Prior to the capital raise, deleveraging strategies incorporated into the Capital Plan and completed during the nine-month period ended September 30, 2011 include:

•	Sales of performing first lien residential mortgage loans – The Bank completed sales of approximately $518 million of residential mortgage loans to another financial institution.

•	Sales of investment securities – The Bank completed sales of approximately $632 million of U.S. Agency MBS.

•	Sale of commercial loan participations – The Bank sold approximately $45 million in loan participations.

•

Sale of adversely classified and non-performing loans – The Bank sold loans with a book value of $269.3 million to CPG/GS PR NPL, LLC (“CPG/GS”), an entity created by Goldman, Sachs & Co. and Caribbean Property Grou,p in exchange for $88.5 million of cash, an acquisition loan of $136.1 million and a 35% interest in CPG/GS. Approximately 93% of the loans were adversely classified loans and 55% were in non-performing status.

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

The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets for the periods ended June 30, 2011 and December 31, 2010, respectively:

(In thousands)	September 30, 2011	December 31, 2010
Total equity – GAAP	$986,847	$1,057,959
Preferred equity	(430,498)	(425,009)
Goodwill	(28,098)	(28,098)
Core deposit intangible	(12,277)	(14,043)

Tangible common equity	$515,974	$590,809

Total assets – GAAP	$13,475,572	$15,593,077
Goodwill	(28,098)	(28,098)
Core deposit intangible	(12,277)	(14,043)

Tangible assets	$13,435,197	$15,550,936

Common shares outstanding	21,304	21,304

Tangible common equity ratio	3.84%	3.80%
Tangible book value per common share	$24.22	$27.73

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

The following table reconciles stockholders’ equity (GAAP) to Tier 1 common equity:

(In thousands)	September 30, 2011	December 31, 2010
Total equity—GAAP	$986,847	$1,057,959
Qualifying preferred stock	(430,498)	(425,009)
Unrealized gain on available-for-sale securities (1)	(13,957)	(17,736)
Disallowed deferred tax asset (2)	(267)	(815)
Goodwill	(28,098)	(28,098)
Core deposit intangible	(12,277)	(14,043)
Cumulative change gain in fair value of liabilities accounted for under a fair value option	(952)	(2,185)
Other disallowed assets	(907)	(226)

Tier 1 common equity	$499,891	$569,847

Total risk-weighted assets	$10,432,804	$11,372,856

Tier 1 common equity to risk-weighted assets ratio	4.79%	5.01%

1-	Tier 1 capital excludes net unrealized gains (losses) on available-for-sale debt securities and net unrealized gains on available-for-sale equity securities with readily determinable fair values, in accordance with regulatory risk-based capital guidelines. In arriving at Tier 1 capital, institutions are required to deduct net unrealized losses on available-for-sale equity securities with readily determinable fair values, net of tax.
2-	Approximately $12 million and $13 million of the Corporation's deferred tax assets at September 30, 2011 and December 31, 2010, respectively were included without limitation in regulatory capital pursuant to the risk-based capital guidelines, while approximately $0.3 million of such assets at September 30, 2011 and $0.8 million at December 31, 2010 exceeded the limitation imposed by these guidelines and, as “disallowed deferred tax assets,” were deducted in arriving at Tier 1 capital. According to regulatory capital guidelines, the deferred tax assets that are dependent upon future taxable income are limited for inclusion in Tier 1 capital to the lesser of: (i) the amount of such deferred tax asset that the entity expects to realize within one year of the calendar quarter end-date, based on its projected future taxable income for that year or (ii) 10% of the amount of the entity's Tier 1 capital. Approximately $7 million of the Corporation's deferred tax liability at September 30, 2011 (December 31, 2010—$5 million) represented primarily the deferred tax effects of unrealized gains and losses on available-for-sale debt securities, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines.

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

As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. As of September 30, 2011, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $575.9 million and $78.4 million, respectively. Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with prospective borrowers.

Contractual Obligations and Commitments

The following table presents a detail of the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

		Contractual Obligations and Commitments As of September 30, 2011
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
			(In thousands)
Contractual obligations:
Certificates of deposit	$6,803,712	4,254,154	2,471,163	64,729	13,666
Securities sold under agreements to repurchase	1,000,000	100,000	500,000	300,000	100,000
Advances from FHLB	409,440	191,000	218,440	—	—
Notes payable	21,114	7,100	—	—	14,014
Other borrowings	231,959	—	—	—	231,959

Total contractual obligations	$8,466,225	$4,552,254	$3,189,603	$364,729	$359,639

Commitments to sell mortgage loans	$80,500	$80,500

Standby letters of credit	$29,483	$29,483

Commitments to extend credit:
Lines of credit	$436,582	$436,582
Letters of credit	48,868	48,868
Commitments to originate loans	139,286	139,286

Total commercial commitments	$624,736	$624,736

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

Lehman Brothers Special Financing, Inc. (“Lehman”) was the counterparty to the Corporation on certain interest rate swap agreements. During the third quarter of 2008, Lehman failed to pay the scheduled net cash settlement due to the Corporation, which constituted an event of default under those interest rate swap agreements. The Corporation terminated all interest rate swaps with Lehman and replaced them with other counterparties under similar terms and conditions. In connection with the unpaid net cash settlement due as of September 30, 2011 under the swap agreements, the Corporation has an unsecured counterparty exposure with Lehman, which filed for bankruptcy on October 3, 2008, of approximately $1.4 million. This exposure was reserved in the third quarter of 2008. The Corporation had pledged collateral of $63.6 million with Lehman to guarantee its performance under the swap agreements in the event payment thereunder was required. As of September 30, 2011, the Corporation maintained a non-performing account receivable of $64.5 million related to the collateral pledged with Lehman.

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

During February 2010, Barclays filed a motion with the court requesting that the Corporation’s claim be dismissed on the grounds that the allegations of the complaint are not sufficient to justify the granting of the remedies therein sought. Shortly thereafter, the Corporation filed its opposition motion. A hearing on the motions was held in court on April 28, 2010. The court, on that date, after hearing the arguments by both sides, concluded that the Corporation’s equitable-based causes of action, upon which the return of the investment securities is being demanded, contain allegations that sufficiently plead facts warranting the denial of Barclays’ motion to dismiss the

Corporation’s claim. Accordingly, the judge ordered the case to proceed to trial. Subsequent to the court decision, the district court judge transferred the case to the Lehman bankruptcy court for trial. Upon such transfer, the bankruptcy court began to entertain the pre-trial procedures including discovery of evidence. In this regard, an initial scheduling conference was held before the United States Bankruptcy Court for the Southern District of New York on November 17, 2010, at which time a proposed case management plan was approved. Discovery has commenced pursuant to that case management plan and is currently scheduled for completion by December 31, 2011, but this timing is subject to adjustment. While the Corporation believes it has valid reasons to support its claim for the return of the securities, the Corporation may not succeed in its litigation against Barclays to recover all or a substantial portion of the securities.

Additionally, the Corporation continues to pursue its claim filed in January 2009 in the proceedings under the Securities Protection Act with regard to Lehman Brothers Incorporated in the United States Bankruptcy Court for the Southern District of New York. An estimated loss was not accrued as the Corporation is unable to determine the timing of the claim resolution or whether it will succeed in recovering all or a substantial portion of the collateral or its equivalent value. If additional relevant negative facts become available in future periods, a need to recognize a partial or full reserve of this claim may arise. Considering that the investment securities have not yet been recovered by the Corporation, despite its efforts in this regard, the Corporation has maintained such collateral as a non-performing asset since the second quarter of 2009.

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

The following table presents the results of the simulations as of September 30, 2011 and December 31, 2010. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives and liabilities measured at fair value:

		September 30, 2011				December 31, 2010
		Net Interest Income Risk (Projected for the next 12 months)				Net Interest Income Risk (Projected for the next 12 months)
		Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
+ 200 bps ramp	$8.8	2.15%	$19.6	4.71%	$24.8	5.37%	$24.8	5.60%
- 200 bps ramp	$4.0	0.97%	$(2.7)	(0.64)%	$(22.8)	(4.94)%	$(24.2)	(5.48)%

The Corporation continues to manage its balance sheet structure to control the overall interest rate risk and preserve its capital position. The Corporation continued with a deleveraging and balance sheet repositioning strategy. During the nine-month period ended September 30, 2011, the Corporation sold approximately $745 million of MBS and floating rate CMOs and $500 million of U.S. Treasury Notes, while the loan portfolio decreased by $1.3 billion. This decrease in assets from deleveraging strategies allowed a reduction of approximately $2.4 billion in wholesale funding since December 31, 2010, including brokered CDs, FHLB advances and repurchase agreements. In addition, the Corporation continues to grow its core deposit base while adjusting the mix of its funding sources to better match the expected average life of the assets.

Taking into consideration the above-mentioned facts for modeling purposes, the net interest income for the next twelve months under a non-static balance sheet scenario, is estimated to increase by $19.6 million in a gradual parallel upward move of 200 basis points when compared against the Corporation’s flat or unchanged interest rate forecast scenario.

Following the Corporation’s risk management policies, modeling of the downward “parallel” rates moves by anchoring the short end of the curve, (falling rates with a flattening curve) was performed, even though, given the current level of rates as of September 30, 2011, some market interest rate were projected to be close to zero. Under this scenario the net interest income for the next twelve months in a non-static balance sheet scenario is estimated to decrease by $2.7 million.

Derivatives

First BanCorp uses derivative instruments and other strategies to manage its exposure to interest rate risk caused by changes in interest rates beyond management’s control.

The following summarizes major strategies, including derivative activities, used by the Corporation in managing interest rate risk:

Interest rate cap agreements – Interest rate cap agreements provide the right to receive cash if a reference interest rate rises above a contractual rate. The value increases as the reference interest rate rises. The Corporation enters into interest rate cap agreements for protection from rising interest rates. Specifically, the interest rate on certain of the Corporation’s commercial loans to other financial institutions is generally a variable rate limited to the weighted-average coupon of the referenced residential mortgage collateral, less a contractual servicing fee. During the second quarter of 2010, the counterparty for interest rate caps for certain private label MBS was taken over by the FDIC, which resulted in the immediate cancelation of all outstanding commitments, and as a result, interest rate caps with a notional amount of $93 million are no longer considered to be derivative financial instruments. The total exposure to fair value of $3.0 million related to such contracts was reclassified to an account receivable.

Interest rate swaps – Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of September 30, 2011, most of the interest rate swaps outstanding are used for protection against rising interest rates. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.

Indexed options – Indexed options are generally over-the-counter (OTC) contracts that the Corporation enters into in order to receive the appreciation of a specified Stock Index (e.g., Dow Jones Industrial Composite Stock Index) over a specified period in exchange for a premium paid at the contract’s inception. The option period is determined by the contractual maturity of the notes payable tied to the performance of the Stock Index. The credit risk inherent in these options is the risk that the exchange party may not fulfill its obligation.

Forward Contracts – Forward contracts are sales of to-be-announced (“TBA”) mortgage-backed securities that will settle over the standard delivery date and do not qualify as “regular way” security trades. Regular-way security trades are contracts with no net settlement provision and no market mechanism to facilitate net settlement and they provide for delivery of a security within the time generally established by regulations or conventions in the market-place or exchange in which the transaction is being executed. The forward sales are considered derivative instruments that need to be marked-to-market. These securities are used to hedge the FHA/VA residential mortgage loans securitizations of the mortgage-banking operations. Unrealized gains (losses) are recognized as part of mortgage banking activities in the Consolidated Statement of (Loss) Income.

For detailed information regarding the volume of derivative activities (e.g. notional amounts), location and fair values of derivative instruments in the Statement of Financial Condition and the amount of gains and losses reported in the Statement of Loss, refer to Note 9 in the accompanying unaudited consolidated financial statements.

The following tables summarize the fair value changes in the Corporation’s derivatives as well as the sources of the fair values:

(In thousands)	Nine-month period ended September 30, 2011
Fair value of contracts outstanding at the beginning of the period	$(4,796)
Contracts terminated or called during the period	(15)
Changes in fair value during the period	(1,995)

Fair value of contracts outstanding as of June 30, 2011	$(6,806)

Source of Fair Value

	Payments Due by Period
(In thousands)	Maturity Less Than One Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity In Excess of 5 Years	Total Fair Value
As of September 30, 2011

Pricing from observable market inputs	$(171)	$(522)	$(7)	$(6,106)	$(6,806)

	$(171)	$(522)	$(7)	$(6,106)	$(6,806)

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

As of September 30, 2011 and December 31, 2010, all of the derivative instruments held by the Corporation were considered economic undesignated hedges.

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

Set forth below is a detailed analysis of the Corporation’s credit exposure by counterparty with respect to derivative instruments outstanding as of September 30, 2011 and December 31, 2010.

	Rating (1)	As of September 30, 2011
(In thousands) Counterparty		Notional	Total Exposure at Fair Value (2)	Negative Fair Values	Total Fair Value	Accrued interest receivable (payable)
Interest rate swaps with rated counterparties:
JP Morgan	A+	$34,639	$—	$(6,628)	$(6,628)	$—
Credit Suisse First Boston	A+	5,464	—	(407)	(407)	—
Goldman Sachs	A	6,515	724	—	724	—
Morgan Stanley	A	108,137	—	—	—	—

		154,755	724	(7,035)	(6,311)	—
Other derivatives:
Other derivatives (3)		138,116	400	(895)	(495)	(135)

Total		$292,871	$1,124	$(7,930)	$(6,806)	$(135)

	Rating (1)	As of December 31, 2010
(In thousands) Counterparty		Notional	Total Exposure at Fair Value (2)	Negative Fair Values	Total Fair Value	Accrued interest receivable (payable)
Interest rate swaps with rated counterparties:
JP Morgan	A+	$42,808	$889	$(4,865)	$(3,976)	$—
Credit Suisse First Boston	A+	5,493	—	(327)	(327)	—
Goldman Sachs	A	6,515	664	—	664	—
Morgan Stanley	A	108,829	1	—	1	—

		163,645	1,554	(5,192)	(3,638)	—
Other derivatives:
Other derivatives (3)		127,837	351	(1,509)	(1,158)	(140)

Total		$291,482	$1,905	$(6,701)	$(4,796)	$(140)

(1)	Based on the S&P and Fitch Long Term Issuer Credit Ratings.
(2)	For each counterparty, this amount includes derivatives with positive fair value excluding the related accrued interest receivable/payable.
(3)	Credit exposure with several Puerto Rico counterparties for which a credit rating is not readily available and forward contracts.

The discounting of the cash flows is performed using US dollar LIBOR-based discount rates or yield curves that account for the industry sector and the credit rating of the counterparty and/or the Corporation. Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments resulted in an unrealized gain of approximately $1.0 million as of September 30, 2011. The Corporation compares the valuations obtained with valuations received from counterparties, as an internal control procedure.

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

Charge-off of Uncollectible Loans – Loan and lease losses are charged-off and recoveries are credited to the allowance for loan and lease losses. Collateral dependent loans in the Construction, Commercial Mortgage and Commercial and Industrial loan portfolios are charged-off to their fair value when loans are considered impaired. Within the consumer loan portfolio, loans in the auto and finance leases classes are reserved at 120 days delinquent and charged-off to their estimated net realizable value when collateral deficiency is deemed uncollectible (i.e. when foreclosure is probable). Within the other consumer loans class, closed-end loans are charged-off when payments are 120 days in arrears and open-end (revolving credit) consumer loans are charged-off when payments are 180 days in arrears. Residential mortgage loans that are 120 days delinquent and with a loan to value higher than 60% are charged-off to its fair value. Any loan in any portfolio may be charged-off or written down to the fair value of the collateral prior to the policies described above if a loss confirming event occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, or receipt of an asset valuation indicating a collateral deficiency and that asset is the sole source of repayment.

The Corporation continued to strengthen its reserve coverage for most portfolios. The allowance for loan losses to total loans for residential mortgage loans increased from 1.82% at December 31, 2010 to 2.41% as of September 30, 2011. The C&I loans reserve coverage ratio increased from 3.68% at December 31, 2010 to 4.28% at September 30, 2011. The construction loans reserve coverage ratio increased from 21.69% as of December 31, 2010 to 23.63% at September 30, 2011. The commercial mortgage reserve coverage increased from 6.32% at December 31, 2010 to 6.36% at September 30, 2011. In contrast, the consumer and finance leases reserve coverage ratio decreased from 4.69% as of December 31, 2010 to 3.87% at September 30, 2011 due to decreases in delinquency levels, historical loss rates and improvements in certain market and economic indicators relevant to this segment.

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

As shown in the following table, the allowance for loan and lease losses amounted to $519.7 million, or 4.89% of total loans, at September 30, 2011, compared with $553.0 million, or 4.54% of total loans at December 31, 2010. Refer to the “Provision for Loan and Lease Losses” discussion above for additional information.

The following table sets forth an analysis of the activity in the allowance for loan and lease losses during the periods indicated:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Allowance for loan and lease losses, beginning of period	$540,878	$604,304	$553,025	$528,120
Provision (recovery) for loan and lease losses:
Residential mortgage	17,744	19,961	36,916	80,007
Commercial mortgage	13,324	15,051	32,767	82,403
Commercial and Industrial	10,437	27,958	73,409	63,093
Construction	(2,547)	44,268	41,270	175,638
Consumer and finance leases	7,488	13,244	10,000	37,099

Provision for loan and lease losses	46,446	120,482	194,362	438,240

Charge-offs:
Residential mortgage	(16,076)	(13,183)	(30,571)	(44,152)
Commercial mortgage	(3,316)	(11,635)	(37,647)	(48,942)
Commercial and Industrial	(22,703)	(20,041)	(50,858)	(70,149)
Construction	(17,008)	(58,522)	(83,483)	(155,095)
Consumer and finance leases	(11,086)	(17,106)	(35,168)	(48,971)

	(70,189)	(120,487)	(237,727)	(367,309)

Recoveries:
Residential mortgage	260	74	657	78
Commercial mortgage	7	180	84	351
Commercial and Industrial	177	115	1,281	428
Construction	185	99	2,215	253
Consumer and finance leases	1,923	3,759	5,790	8,365

	2,552	4,227	10,027	9,475

Net charge offs	(67,637)	(116,260)	(227,700)	(357,834)

Allowance for loan and lease losses, end of period	$519,687	608,526	$519,687	$608,526

Allowance for loan and lease losses to period end total loans receivable	4.89%	5.00%	4.89%	5.00%
Net charge-offs annualized to average loans outstanding during the period	2.50%	3.74%	2.72%	3.67%
Provision for loan and lease losses to net charge-offs during the period	0.69x	1.04x	0.85x	1.22x

The following table sets forth information concerning the allocation of the allowance for loan and lease losses by loan category and the percentage of loan balances in each category to the total of such loans as of the dates indicated:

	As of September 30, 2011		As of December 31, 2010
(In thousands)	Amount	Percent	Amount	Percent
Residential mortgage	$69,332	27%	$62,330	29%
Commercial mortgage loans	100,800	15%	105,596	14%
Construction loans	111,974	4%	151,972	6%
Commercial and Industrial loans (including loans to local financial institutions)	176,473	39%	152,641	36%
Consumer loans and finance leases	61,108	15%	80,486	15%

	$519,687	100%	$553,025	100%

The following table sets forth information concerning the composition of the Corporation’s allowance for loan and lease losses as of September 30, 2011 and December 31, 2010 by loan category and by whether the allowance and related provisions were calculated individually or through a general valuation allowance:

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	C&I Loans	Construction Loans	Consumer and Finance Leases	Total
As of September 30, 2011

Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$136,170	$34,377	$42,033	$15,550	$1,583	$229,713

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	412,507	211,062	342,607	222,151	13,742	1,202,069
Allowance for loan and lease losses	49,350	35,928	77,932	48,209	2,878	214,297
Allowance for loan and lease losses to principal balance	11.96%	17.02%	22.75%	21.70%	20.94%	17.83%

Loans with general allowance:
Principal balance of loans	2,325,289	1,339,348	3,738,534	236,111	1,562,078	9,201,360
Allowance for loan and lease losses	19,982	64,872	98,541	63,765	58,230	305,390
Allowance for loan and lease losses to principal balance	0.86%	4.84%	2.64%	27.01%	3.73%	3.32%

Total loans held for investment:
Principal balance of loans	$2,873,966	$1,584,787	$4,123,174	$473,812	$1,577,403	$10,633,142
Allowance for loan and lease losses	69,332	100,800	176,473	111,974	61,108	519,687
Allowance for loan and lease losses to principal balance	2.41%	6.36%	4.28%	23.63%	3.87%	4.89%

As of December 31, 2010

Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$244,648	$32,328	$54,631	$25,074	$659	$357,340

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	311,187	150,442	325,206	237,970	1,496	1,026,301
Allowance for loan and lease losses	42,666	26,869	65,030	57,833	264	192,662
Allowance for loan and lease losses to principal balance	13.71%	17.86%	20.00%	24.30%	17.65%	18.77%

Loans with general allowance:
Principal balance of loans	2,861,582	1,487,391	3,771,927	437,535	1,713,360	10,271,795
Allowance for loan and lease losses	19,664	78,727	87,611	94,139	80,222	360,363
Allowance for loan and lease losses to principal balance	0.69%	5.29%	2.32%	21.52%	4.68%	3.51%

Total loans held for investment:
Principal balance of loans	$3,417,417	$1,670,161	$4,151,764	$700,579	$1,715,515	$11,655,436
Allowance for loan and lease losses	62,330	105,596	152,641	151,972	80,486	553,025
Allowance for loan and lease losses to principal balance	1.82%	6.32%	3.68%	21.69%	4.69%	4.74%

The following tables show the activity for impaired loans and the related specific reserves for the quarter and nine-month period ended September 30, 2011:

	Quarter ended		Nine-month period ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Impaired Loans:	(In thousands)
Balance at beginning of period	$1,483,230	$1,870,832	$1,383,641	$1,656,264
Loans determined impaired during the period	267,267	232,429	606,939	802,957
Net charge-offs	(55,958)	(100,236)	(182,849)	(299,871)
Loans sold, net of charge-offs	—	(49,807)	(850)	(120,556)
Loans foreclosed, paid in full and partial payments or no longer considered impaired, net	(262,757)	(72,148)	(375,099)	(157,724)

Balance at end of period	$1,431,782	$1,881,070	$1,431,782	$1,881,070

	Quarter ended		Nine-month period ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Specific Reserve:	(In thousands)
Balance at beginning of period	$246,464	$277,642	$192,662	$182,145
Provision for loan losses	23,791	94,019	204,484	389,151
Net charge-offs	(55,958)	(100,236)	(182,849)	(299,871)

Balance at end of period	$214,297	$271,425	$214,297	$271,425

Credit Quality

Credit quality performance in 2011 continued to show signs of stabilization, as demonstrated by, among other things, a $55.3 million decrease in non-performing loans held for investment and a $52.1 million decrease in adversely classified commercial and construction loans held for investment. Total adversely classified commercial and construction loans held for investment decreased to $1.185 billion as of September 30, 2011 ($547.9 million – C&I loans; $324.1 million – commercial mortgage loans; $312.6 million – construction loans) from $1.237 billion as of December 31, 2010 ($558.9 million – C&I loans; $353.9 million commercial mortgage loans; $323.9 million – construction loans). Charge-offs, sales, loan modifications and payments result in a lower ending balance of non-performing loans. Other key credit quality metrics showed improvements, including declines in net charge-offs.

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

Non-performing Loans Policy

Residential Real Estate Loans – The Corporation classifies real estate loans in non-performing status when interest and principal have not been received for a period of 90 days or more.

Commercial and Construction Loans – The Corporation places commercial loans (including commercial real estate and construction loans) in non-performing status when interest and principal have not been received for a period of 90 days or more or when collection of all of principal or interest is not expected due to deterioration in the financial condition of the borrower.

Finance Leases – Finance leases are classified in non-performing status when interest and principal have not been received for a period of 90 days or more.

Consumer Loans – Consumer loans are classified in non-performing status when interest and principal have not been received for a period of 90 days or more.

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

Other Real Estate Owned (OREO)

OREO acquired in settlement of loans is carried at the lower of cost (carrying value of the loan) or fair value less estimated costs to sell off the real estate.

Other Repossessed Property

The other repossessed property category includes generally repossessed boats and autos acquired in settlement of loans. Repossessed boats and autos are recorded at the lower of cost or estimated fair value.

Other non-performing assets

This category presents investment securities reclassified to non-performing status, at their book value.

Past Due Loans 90 days and still accruing

These are accruing loans which are contractually delinquent 90 days or more. These past due loans are either current as to interest but delinquent in the payment of principal or are insured or guaranteed under applicable FHA and VA programs.

The following table presents non-performing assets as of the dates indicated:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Non-performing loans held for investment:
Residential mortgage	$364,561	$392,134
Commercial mortgage	188,326	217,165
Commercial and Industrial	315,360	317,243
Construction	270,411	263,056
Consumer and finance leases	45,031	49,391

Total non-performing loans held for investment	1,183,689	1,238,989

Other real estate owned	109,514	84,897
Other repossessed property	14,397	14,023
Other non-performing assets (1)	64,543	64,543

Total non-performing assets, excluding loans held for sale	$1,372,143	$1,402,452

Non-perfoming loans held for sale	5,107	159,321

Total non-performing assets, including loans held for sale	$1,377,250	$1,561,773

Past due loans 90 days and still accruing	$156,775	$144,114
Non-performing assets to total assets	10.22%	9.96%
Non-performing loans held for investment to total loans held for investment	11.13%	10.63%
Allowance for loan and lease losses	519,687	553,025
Allowance to total non-performing loans held for investment	43.90%	44.64%
Allowance to total non-performing loans held for investment, excluding residential real estate loans	63.44%	65.30%

(1)	Collateral pledged with Lehman Brothers Special Financing, Inc.

The following table shows non-performing assets by geographic segment:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Puerto Rico:
Non-performing loans held for investment:
Residential mortgage	$308,998	$330,737
Commercial mortgage	140,984	177,617
Commercial and Industrial	306,723	307,608
Construction	157,194	196,948
Finance leases	3,879	3,935
Consumer	39,828	43,241

Total non-performing loans held for investment	957,606	1,060,086

REO	84,417	67,488
Other repossessed property	14,209	13,839
Investment securities	64,543	64,543

Total non-performing assets, excluding loans held for sale	$1,120,775	$1,205,956
Non-performing loans held for sale	5,107	159,321

Total non-performing assets, including loans held for sale	$1,125,882	$1,365,277

Past due loans 90 days and still accruing	$135,347	$142,756

Virgin Islands:
Non-performing loans held for investment:
Residential mortgage	$14,403	$9,655
Commercial mortgage	5,218	7,868
Commercial and Industrial	6,114	6,078
Construction	110,007	16,473
Consumer	442	927

Total non-performing loans held for investment	136,184	41,001

REO	6,499	2,899
Other repossessed property	136	108

Total non-performing assets, excluding loans held for sale	$142,819	$44,008
Non-performing loans held for sale	—	—

Total non-performing assets, including loans held for sale	$142,819	$44,008

Past due loans 90 days and still accruing	$15,018	$1,358

Florida:
Non-performing loans held for investment:
Residential mortgage	$41,160	$51,742
Commercial mortgage	42,124	31,680
Commercial and Industrial	2,523	3,557
Construction	3,210	49,635
Consumer	882	1,288

Total non-performing loans held for investment	89,899	137,902

REO	18,598	14,510
Other repossessed property	52	76

Total non-performing assets, excluding loans held for sale	$108,549	$152,488
Non-performing loans held for sale	—	—

Total non-performing assets, including loans held for sale	$108,549	$152,488

Past due loans 90 days and still accruing	$6,410	$—

Total non-performing loans were $1.19 billion as of September 30, 2011, down from $1.40 billion at December 31, 2010. The completion of the loan sale transaction with CPG/GS in which the Corporation has a 35% subordinated interest removed approximately $153.6 million of non-performing loans and $257 million of adversely classified loans from the balance sheet. The Bank’s 35% interest in CPG/GS is subordinated to the interest of the majority investor in CPG/GS, which is entitled to recover its investment and receive a priority 12% return on its invested capital. The Corporation’s subordinated interest in CPG/GS and its loans to CPG/GS as of September 30, 2011 in the aggregate amount of $208.1 million expose the Corporation to the loss of its investment and performance issues on the loans. Total non-performing loans held for investment, which exclude non-performing loans held for sale, were $1.19 billion at September 30, 2011, which represented 11.13% of total loans held for investment. This was down $55.3 million from December 31, 2010. The decrease in non-performing loans held for investment from the fourth quarter of 2010 reflected declines in all loan categories, except for the construction loan portfolio.

Non-performing commercial mortgage loans held for investment decreased by $28.8 million, or 13.28%, from the end of the fourth quarter of 2010. This decline was substantially related to an $85.6 million loan relationship in Puerto Rico and one loan relationship in Florida, amounting to $3.5 million, which were formally restructured, through loan splitting, so as to be reasonably assured of principal and interest repayment and of performance according to its modified terms, coupled with loans brought current and foreclosures. The decrease was partially offset by loans entering into non-performing driven by two relationships in excess of $10 million, a $46.1 million loan relationship entered into non-performing status in the second quarter of 2011 and a $16.0 million loan was also placed in non-performing status during the second quarter of 2011 in Florida. Non-performing commercial mortgage loans in the Virgin Islands decreased by $2.7 million also in connection with a TDR restored to accrual status after a sustained period of performance.

Non-performing residential mortgage loans decreased by $27.6 million from the balance as of December 31, 2010. The decrease was associated with several factors, including: (i) loans modified that successfully completed a trial period prior to be restored to accrual status, (ii) charge-offs, and (iii) foreclosures that contributed, in part, to the $24.6 million increase in the REO portfolio. The amount of loans restored to accrual status due to payments received was offset by the additions to non-performing registered during the period. Non-performing residential mortgage loans decreased by $21.7 million and $10.6 million in Puerto Rico and the United States, respectively, while non-performing residential mortgage loans in the Virgin Islands increased by $4.7 million. Approximately $248.8 million, or 68% of total non-performing residential mortgage loans as of September 30, 2011, have been written down to their net realizable value.

C&I non-performing loans held for investment decreased by $1.9 million from the end of the fourth quarter of 2010. Non-performing C&I loans in Puerto Rico decreased by $0.9 million. The decrease was primarily related to payments and charge-offs. The Corporation received aggregate payments of approximately $25.4 million on two non-performing loans in Puerto Rico and one loan that was paid-off. The Corporation recorded $49.6 million in net charge-offs for the nine-month period ended September 30, 2011, of which $48.7 million relate to the Puerto Rico portfolio. The aforementioned decreases were partially offset by inflows, including seven large relationships that entered into non-performing status during the third quarter of 2011 that in aggregate amounted to approximately $38 million. Most of these loans reflect current delinquencies under 90 days but placed in non-performing due to financial difficulties of borrowers. Non-performing C&I loans in the United States decreased by $1.0 million to $2.5 million, and, in the Virgin Islands, C&I non-performing loans remained unchanged at $6.1 million.

The levels of non-performing consumer loans, including finance leases, showed a $4.4 million decrease during the nine-month period ended September 30, 2011. The decrease was mainly related to auto financings in Puerto Rico, partially offset by an increase in non-performing boat financings.

Non-performing construction loans held for investment increased by $7.4 million, or 2.80%, from the end of the fourth quarter of 2010. The increase mainly reflected to the placement in non-performing status of a $100 million loan relationship related to a commercial project in the Virgin Islands region, which was the single largest construction relationship in performing status prior to 2011. This was partially offset by charge-offs, payments and problem credit resolutions including the sale of troubled assets. The Corporation recorded $31.1 million in charge-offs related to the aforementioned $100 million relationship. Total net charge-offs for the first nine-months of 2011 amounted to $81.3 million. Non-performing construction loans in Puerto Rico decreased by $39.8 million, primarily related to net charge-offs of $31.7 million. Non-performing construction loans in the United States decreased $46.4 million mainly due to the repossession and subsequent sale of the underlying collateral of a $33.0 million residential project in Florida, a $2.1 million loan which was formally restructured so as to be reasonably assured of principal and interest repayment and performance according to its modified terms, and a $2.3 million loan paid-off. There were no inflows of construction projects into non-performing status in the United States during the nine-month period ended September 30, 2011. In the Virgin Islands region a $14.7 million loan (net of a $6.9 million charge-off) associated with the development of a commercial real estate project was placed in non-performing status, coupled with the $100 million relationship, contributed to a $93.5 million increase in non-performing loans for this region.

At September 30, 2011, approximately $291.7 million of the loans placed in non-accrual status, mainly construction and commercial loans, were current, or had delinquencies of less than 90 days in their interest payments, including $210.5 million of restructured loans maintained in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status. Collections are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

During the nine-month period ended September 30, 2011, interest income of approximately $3.5 million related to non-performing loans with a carrying value of approximately $636 million as of September 30, 2011, mainly non-performing construction and commercial loans, was applied against the related principal balances under the cost-recovery method.

The allowance to non-performing loans held for investment ratio as of September 30, 2011 was 43.90%, compared to 44.64% as of December 31, 2010. As of September 30, 2011, approximately $386.0 million, or 33%, of total non-performing loans have been charged-off to their net realizable value as shown in the following table.

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	C&I Loans	Construction Loans	Consumer and Finance Leases	Total
As of September 30, 2011

Non-performing loans held for investment charged-off to realizable value	$248,830	$19,097	$53,909	$62,760	$1,434	$386,030
Other non-performing loans held for investment	115,731	169,229	261,451	207,651	43,597	797,659

Total non-performing loans held for investment	$364,561	$188,326	$315,360	$270,411	$45,031	$1,183,689

Allowance to non-performing loans held for investment	19.02%	53.52%	55.96%	41.41%	135.70%	43.90%
Allowance to non-performing loans held for investment, excluding non-performing loans charged-off to realizable value	59.91%	59.56%	67.50%	53.92%	140.17%	65.15%

As of December 31, 2010

Non-performing loans held for investment charged-off to realizable value	$291,118	$20,239	$101,151	$32,139	$659	$445,306
Other non-performing loans held for investment	101,016	196,926	216,092	230,917	48,732	793,683

Total non-performing loans held for investment	$392,134	$217,165	$317,243	$263,056	$49,391	$1,238,989

Allowance to non-performing loans held for investment	15.90%	48.62%	48.11%	57.77%	162.96%	44.64%
Allowance to non-performing loans held for investment, excluding non-performing loans charged-off to realizable value	61.70%	53.62%	70.64%	65.81%	165.16%	69.68%

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico and in accordance with the government Home Affordable Modification Program. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction and residential mortgage loans in the U.S. mainland fit the definition of TDR. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate.

The Corporation’s loss mitigation programs for residential mortgage and consumer loans can provide for one or a combination of the following: movement of unpaid principal and interest to the end of the loan, extension of the loan term (up to a maximum of forty years from the original contractual due date for residential mortgage loans), deferral of principal payments for a significant period of time, and reduction of interest rates either permanently (up to 2010) or for a period of up to two years (step-up rates). Additionally, in remote cases, the restructuring may provide for the forgiveness of contractually due principal or interest. Deferred principal and uncollected interest are added to the end of the loan term at the time of the restructuring and uncollected interest is not recognized as income until collected or when the loan is paid off. These programs are available to only those borrowers who have defaulted, or are likely to default, permanently on their loan and would lose their homes in foreclosure action absent some lender concession. Notwithstanding, if the Corporation is not reasonably assured that the borrower will comply with its contractual commitment, properties are foreclosed.

For the commercial real estate, commercial and industrial, and the construction and land portfolios, at the time of the restructuring, the Corporation determines, on a loan by loan basis, whether a concession was granted for economic or legal reasons related to the borrower’s financial difficulty. Concessions granted for commercial loans could include: reductions in interest rates to rates that are considered below market; extension of repayment schedules and maturity dates beyond original contractual terms; waiving of borrower covenants; forgiveness of principal or interest; or other contract changes that would be considered a concession. The Corporation mitigates loan defaults for its commercial loan portfolios through its collections function. The function’s objective is to minimize both early stage delinquencies and losses upon default of commercial loans. The group utilizes its collections infrastructure of workout collection officers, credit work-out specialists, in-house legal counsel, and third party consultants. In the case of residential construction projects and large commercial loans, the function also utilizes third-party specialized consultants to monitor the residential and commercial construction projects in terms of construction, marketing and sales, and restructuring of large commercial loans.

TDRs are returned to accrual status after a sustained performance period is evidenced. Loan modifications increase Corporation’s interest income by returning a non-performing loan to performing status and cash flows by providing for payments to be made by the borrower, and avoid increases in foreclosure and real estate owned costs. The Corporation continues to consider a modified loan as an impaired loan for purposes of estimating the allowance for loan and lease losses.

As of September 30, 2011, the Corporation’s total TDR loans of $713.1 million consisted of $299.1 million of residential mortgage loans, $94.7 million of commercial and industrial loans, $194.5 million of commercial mortgage loans, $111.0 million construction loans and $13.7 million of consumer loans. From the $713.1 million of TDR loan, approximately $340 million are in compliance with modified terms, $69 million are 30-89 days delinquent, and $304 million are classified as non-performing as of September 30, 2011. Outstanding unfunded commitments on TDR loans amounted to $11.0 million as of September 30, 2011. Refer to Note 7 of the accompanying unaudited financial statements for detailed information about the Corporation’s troubled debt restructuring activities.

The REO portfolio, which is part of non-performing assets, increased by $24.6 million, mainly reflecting increases in both residential and commercial properties foreclosures in Puerto Rico, partially offset by sales. Consistent with the Corporation’s assessment of the value of properties and current and future market conditions, management continues to execute strategies to dispose of real estate acquired in satisfaction of debt. During the nine-month period ended September 30, 2011 the Corporation sold approximately $38.3 million of REO properties ($13.1 million in Florida, $24.5 million in Puerto Rico and $0.7 million in the Virgin Islands). These figures exclude the aforementioned $33.0 million land loan in Florida which was acquired through foreclosure and sold during the second quarter of 2011.

The over 90-day delinquent, but still accruing, loans held for investment, excluding loans guaranteed by the U.S. Government, increased during the nine-month period ended September 30, 2011 by $7.3 million to $70.1 million, or 0.66% of total loans held for investment, at September 30, 2011. However, loans 30 to 89 days delinquent decreased by $94.7 million, or 22%, to $331.5 million as of September 30, 2011.

Net Charge-offs and Total Credit Losses

Total net charge-offs for the nine-month period ended September 30, 2011 were $227.7 million, or 2.72% of average loans on an annualized basis. This was down $130.1 million, or 36%, from $357.8 million, or an annualized 3.67%, in the first nine-months of 2010. Lower net charge-offs were reflected in the United States portfolio, a decrease of $110.5 million, primarily in construction and commercial mortgage loans, and in Puerto Rico, a decrease of $58.1 million, primarily in the construction and C&I loan portfolios. Net charge-offs in the Virgin Islands increased by $38.4 million.

Construction loans net charge-offs for the nine-month period ended September 30, 2011 were $81.3 million, down from $154.8 million for the first nine-months of 2010. Net charge-offs for construction loans in the Virgin Islands amounted to $38.1 million, or 46% of total net charge-offs for construction loans in 2011, of which $31.1 million relate to the aforementioned $100 million relationship placed in non-performing status in the first quarter of 2011. Construction loan net-charge-offs in Puerto Rico amounted to $31.7 million, or $41.3 million lower than net charge-offs for the first nine-months of 2010, driven by six relationships with charge-offs totaling $25.9 million associated with commercial and residential projects. In the United States, construction loan net charge-offs were $11.4 million, a decrease of $70.3 million when compared to the same period in 2010, of which approximately $5.1 million was related to the foreclosure of a land loan that was sold during the second quarter of 2011. The construction portfolio in the United States has been reduced to $27.1 million as of September 30, 2011, from $78.5 million as of December 31, 2010.

Commercial mortgage loans net charge-offs for the nine-month period ended September 30, 2011 were $37.6 million, or an annualized 3.14% of related average loans, down from $48.6 million or an annualized 4.09% of related average loans, for the first nine-months of 2010. Net charge-offs for commercial mortgage loans were mainly driven by a $28.3 million charge-off related to an $85.6 million relationship in Puerto Rico restructured by the Corporation through a loan split. Commercial mortgage loans net charge-offs in the United States amounted to $4.9 million, of which $1.2 million relate to another restructured relationship through a loan split.

C&I loans net charge-offs for the nine-month period ended September 30, 2011 were $49.6 million, or an annualized 1.55% of related average loans, a decrease of $20.1 million when compared to the $69.7 million, or an annualized 1.98% of related loans, recorded for the first nine-months of 2010. Approximately 98%, or $48.7 million, of net charge-offs recorded for the nine-month period ended September 30, 2011 were in Puerto Rico, of which $31.5 million relate to ten relationships in excess of $1 million. No significant C&I loans charge-offs were recorded in the United States or Virgin Islands portfolios.

Residential mortgage loans net charge-offs were $29.9 million, or an annualized 1.33% of related average loans. This represents a decrease of $14.2 million from $44.1 million, or an annualized 1.67% of related average loan balances for the first nine-months of 2010. Although there continues to be valuation pressure, the Corporation experienced reductions in delinquent loans. Approximately $20.6 million in charge-offs for the nine-month period ended September 30, 2011 ($15.8 million in Puerto Rico, $4.7 million in Florida and $0.1 million in the Virgin Islands) resulted from valuations for impairment purposes of residential mortgage loan portfolios considered homogeneous given high delinquency and loan-to-value levels, compared to $31.8 million recorded in the first nine-months of 2010. Net charge-offs for residential mortgage loans also include $7.0 million related to loans foreclosed during the nine-month period ended September 30, 2011, compared to $8.5 million recorded for loans foreclosed in the same period in 2010. The total amount of the residential mortgage loan portfolio that has been charged-off to its net realizable value as of September 30, 2011 amounted to $248.8 million, which represents approximately 68% of total non-performing residential mortgage loan portfolio outstanding as of September 30, 2011. Loss rates in the Corporation’s Puerto Rico operations continue to be lower than loss rates in the Florida market.

Net charge-offs on consumer loans and finance leases for the nine-month period ended September 30, 2011 were $29.4 million compared to net charge-offs of $40.6 million for the first nine-months of 2010. Annualized net charge-offs as a percentage of related loans decreased to 2.39% from 2.96% for the first nine-months of 2010.

The following table presents annualized net charge-offs to average loans held-in-portfolio:

	For the Quarter Ended		For the Nine-Month Period Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Residential mortgage loans	2.24%	1.52%	1.33%	1.67%
Commercial mortgage	0.84%	2.88%	3.14%	4.09%
Commercial and industrial	2.09%	1.82%	1.55%	1.98%
Construction loans	12.78%	18.84%	16.30%	14.87%
Consumer loans (1)	2.30%	3.00%	2.39%	2.96%
Total loans	2.50%	3.74%	2.72%	3.67%

(1)	Includes lease financing.

The above ratios are based on annualized charge-offs and are not necessarily indicative of the results expected for the entire year or in subsequent periods.

The following table presents net charge-offs (annualized) to average loans held-in-portfolio by geographic segment:

	Quarter Ended		Nine-Month Period Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
PUERTO RICO:
Residential mortgage	2.50%	1.61%	1.37%	1.60%
Commercial mortgage	0.99%	2.49%	4.05%	1.21%
Commercial and Industrial	2.20%	1.92%	1.61%	2.11%
Construction	15.02%	8.30%	9.76%	10.19%
Consumer and finance leases	2.33%	2.97%	2.44%	2.95%
Total loans	2.62%	2.61%	2.35%	2.74%
VIRGIN ISLANDS:
Residential mortgage	0.19%	0.13%	0.03%	0.20%
Commercial mortgage	0.00%	0.00%	0.00%	0.00%
Commercial and Industrial (1)	0.00%	-0.01%	0.43%	-0.55%
Construction	9.78%	0.00%	29.62%	0.05%
Consumer and finance leases	2.34%	1.56%	1.35%	2.01%
Total loans	1.84%	0.18%	5.62%	0.14%
FLORIDA:
Residential mortgage	3.27%	2.59%	2.87%	4.02%
Commercial mortgage	0.62%	4.20%	1.43%	10.63%
Commercial and Industrial	2.32%	0.02%	1.06%	3.53%
Construction (2)	6.38%	101.18%	25.45%	45.74%
Consumer and finance leases	1.02%	8.37%	1.82%	5.68%
Total loans	1.93%	18.34%	3.56%	15.47%

1-	For the third quarter and nine-month period ended September 30, 2010, recoveries in commercial and industrial loans in the Virgin Islands exceeded charge-offs.
2-	For the third quarter of 2010, net charge-offs for the construction loan portfolio in Florida were $40 million which once annualized for ratio calculation exceeded the average balance of this portfolio.

Total credit losses (equal to net charge-offs plus losses on REO operations) for the nine-month period ended September 30, 2011 amounted to $244.1 million, or 2.89% on an annualized basis to average loans and repossessed assets in contrast to credit losses of $380.5 million, or a loss rate of 3.87%, for the first nine-months of 2010.

The following table presents a detail of the REO inventory and credit losses for the periods indicated:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
REO
REO balances, carrying value:
Residential	$67,704	$51,258	$67,704	$51,258
Commercial	32,388	22,517	32,388	22,517
Construction	9,422	8,931	9,422	8,931

Total	$109,514	$82,706	$109,514	$82,706

REO activity (number of properties):
Beginning property inventory,	495	401	479	285
Properties acquired	127	111	337	340
Properties disposed	(81)	(63)	(275)	(176)

Ending property inventory	541	449	541	449

Average holding period (in days)
Residential	288	250	288	250
Commercial	315	248	315	248
Construction	439	294	439	294

	309	254	309	254

REO operations (loss) gain:
Market adjustments and (losses) gain on sale:
Residential	$(1,714)	$(4,431)	$(6,070)	$(6,494)
Commercial	(491)	(1,737)	(3,411)	(6,627)
Condo-conversion projects	—	—	—	(2,140)
Construction	(461)	(71)	(379)	(1,448)

	(2,666)	(6,239)	(9,860)	(16,709)

Other REO operations expenses	(2,286)	(1,954)	(6,563)	(5,993)

Net Loss on REO operations	$(4,952)	$(8,193)	$(16,423)	$(22,702)

CHARGE-OFFS
Residential charge-offs, net	(15,816)	(13,109)	(29,914)	(44,074)
Commercial charge-offs, net	(25,835)	(31,381)	(87,140)	(118,312)
Construction charge-offs, net	(16,823)	(58,423)	(81,268)	(154,842)
Consumer and finance leases charge-offs, net	(9,163)	(13,347)	(29,378)	(40,606)

Total charge-offs, net	(67,637)	(116,260)	(227,700)	(357,834)

TOTAL CREDIT LOSSES (1)	$(72,589)	$(124,453)	$(244,123)	$(380,536)

LOSS RATIO PER CATEGORY (2):
Residential	2.43%	2.00%	1.57%	1.89%
Commercial	1.78%	2.21%	2.05%	2.65%
Construction	12.88%	18.73%	16.08%	15.09%
Consumer	2.28%	2.97%	2.37%	2.94%
TOTAL CREDIT LOSS RATIO (3)	2.65%	3.97%	2.89%	3.87%

(1)	Equal to REO operations (losses) gains plus Charge-offs, net.
(2)	Calculated as net charge-offs plus market adjustments and gains (losses) on sale of REO divided by average loans and repossessed assets.
(3)	Calculated as net charge-offs plus net loss on REO operations divided by average loans and repossessed assets.

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

Legal and Compliance Risk

Legal and compliance risk includes the risk of non-compliance with applicable legal and regulatory requirements, the risk of adverse legal judgments against the Corporation, and the risk that counterparty’s performance obligations will be unenforceable. The Corporation is subject to extensive regulation in the different jurisdictions in which it conducts it business, and this regulatory scrutiny has been significantly increasing over the last several years. The Corporation has established and continues to enhance procedures based on legal and regulatory requirements that are designed to ensure compliance with all applicable statutory and regulatory requirements. The Corporation has a Compliance Director who reports to the Chief Risk Officer and is responsible for the oversight of regulatory compliance and implementation of an enterprise-wide compliance risk assessment process. The Compliance division has officer roles in each major business areas with direct reporting relationships to the Corporate Compliance Group.

Concentration Risk

The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. However, the Corporation has diversified its geographical risk as evidenced by its operations in the Virgin Islands and in Florida.

The Corporation’s primary lending area is Puerto Rico. The Corporation’s Puerto Rico banking subsidiary, FirstBank, also lends in the U.S. and British Virgin Islands markets and in the United States (principally in the state of Florida). Of the total gross loans held for investment portfolio of $10.6 billion as of September 30, 2011, approximately 83% have credit risk concentration in Puerto Rico, 8% in the United States and 9% in the Virgin Islands.

The largest loan to one borrower as of September 30, 2011 in the amount of $278.5 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual real-estate loans, mostly 1-4 residential mortgage loans.

As of September 30, 2011, the Corporation had $207.0 million outstanding of credit facilities granted to the Puerto Rico Government and/or its political subdivisions, down from $325.1 million as of December 31, 2010, and $140.1 million granted to the Virgin Islands government, up from $84.3 million as of December 31, 2010. A substantial portion of these credit facilities are obligations that have a specific source of income or revenues identified for their repayment, such as property taxes collected by the central Government and/or municipalities. Another portion of these obligations consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power and water utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities in Puerto Rico for which the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk to which the Corporation is exposed, see the information contained in “Part I – Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Control and Procedures

First BanCorp’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of First BanCorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2011. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

The Corporation’s judgments regarding accounting policies and the resolution of tax disputes may impact the Corporation’s earnings and cash flow.

Significant judgment is required in determining the Corporation’s effective tax rate and in evaluating its tax positions. The Corporation provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement criteria prescribed by applicable accounting standards.

Fluctuations in federal, state, local and foreign taxes or a change to uncertain tax positions, including related interest and penalties, may impact the Corporation’s effective tax rate. When particular tax matters arise, a number of years may elapse before such matters are audited and finally resolved. In addition, tax positions may be challenged by the Internal Revenue Service (“IRS”) and the tax authorities in the jurisdictions in which we operate and we may estimate and provide for potential liabilities that may arise out of tax audits to the extent that uncertain tax positions fail to meet the recognition standard under Accounting Standard Codification 740. Unfavorable resolution of any tax matter could increase the effective tax rate and could result in material increase in our tax expense. Any resolution of a tax issue may require the use of cash in the year of resolution.

Losses in the value of investments in entities that the Corporation does not control could have an adverse effect on the Corporation’s financial condition or results of operations.

The corporation has investments in entities that it does not control, including a 35% ownership interest in, CPG/GS PR NPL, LLC (“CPG/GS”) organized under the laws of the Commonwealth of Puerto Rico. CPG/GS is seeking to maximize the recovery of its investment in loans that it acquired from Firstbank. The Corporation’s 35% interest in CPG/GS is subordinated to the interest of the majority investor in CPG/GS, which is entitled to recover its investment and receive a priority 12% return on its invested capital. The Corporation’s equity interest of $41.7 million is subordinated to the aggregate amount of its loans to CPG/GS in the amount of $208.1 million as of September 30, 2011 and to the interest and priority return of CPG/GS’s majority investor.

The Corporation’s interests in CPG/GS and other entities that it does not control preclude it from exercising control over the business strategy or other operational aspects of these entities. The Corporation cannot provide assurance that these entities will operate in a manner that will increase the value of the Corporation’s investments, that the Corporation’s proportionate share of income or losses from these entities will continue at the current level in the future or that the Corporation will not incur losses from the holding of such investments. Losses in the values of such investments could adversely affect the Corporation’s results of operations.

Our credit quality may be adversely affected by Puerto Rico’s current economic condition.

A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico, and Puerto Rico’s economy continues to deteriorate. Since March 2006, a number of key economic indicators have shown that the economy of Puerto Rico has been in recession.

On March 24, 2011, the Puerto Rico Planning Board announced the release of Puerto Rico’s macroeconomic data for the projections for the fiscal year ending on June 30, 2011 (“Fiscal Year 2011”) and for the fiscal year ending on June 30, 2012 (“Fiscal Year 2012”). Fiscal Year 2011 is projected to show a reduction in the real gross national product (the “GNP”) of 1.0%, and an increase of 0.7% for Fiscal Year

2012. The Government Development Bank for Puerto Rico’s Economic Activity Index, which is a coincident index consisting of four major monthly economic indicators, namely total payroll employment, total electric power consumption, cement sales and gas consumption, and which monitors the actual trend of Puerto Rico’s economy, reflected a decrease of 2% in the rate of contraction of Puerto Rico’s economy during the eight-month period ending in August 2011 as compared to a decrease of 1.3% in the rate of contraction during the same period in 2010. Construction has remained weak since 2009 as Puerto Rico’s fiscal situation and decreasing public investment in construction projects has affected the sector.

The government of the Commonwealth of Puerto Rico is currently implementing efforts to address a fiscal deficit, estimated in its initial stages at approximately $3.2 billion or over 30% of its annual budget, as its access to the municipal bond market and its credit ratings depended, in part, on achieving a balanced budget. In July 2011, the Commonwealth issued bonds of $300 million for infrastructure projects to continue stimulating the economy. On August 8, 2011, Moody’s downgraded the general obligation rating of the Commonwealth of Puerto Rico. The downgrade also applies to those ratings that are based on or capped at the general obligation rating of the Commonwealth. Moody’s based the decision on its strong concerns with the continued deterioration of the severely underfunded government retirement systems, weak economic trends and weak finances.

Some of the measures implemented by the government to reduce expenses, included public-sector employee layoffs. Since the government is an important source of employment in Puerto Rico, these measures could have the effect of intensifying the current recessionary cycle. The Puerto Rico Labor Department reported an unemployment rate of 14.9% for the month of June 2011.

The economy of Puerto Rico is very sensitive to the price of oil in the global market since it does not have a significant mass transit system available to the public and most of its electricity is powered by oil. The substantial increase in the price of oil has adversely impacted the economy by reducing disposable income and increasing the operating costs of most businesses and government. Consumer spending is particularly sensitive to wide fluctuations in oil prices.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp. Registrant

Date: November 14, 2011	By:	/s/ Aurelio Alemán
Aurelio Alemán
President and Chief Executive Officer

Date: November 14, 2011	By:	/s/ Orlando Berges
Orlando Berges
Executive Vice President and Chief Financial Officer

Exhibit Index

12.1 – Ratio of Earnings to Fixed Charges.

12.2 – Ratio of Earnings to Fixed Charges and Preference Dividends.

31.1 – CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 – CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 – CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 – CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101– Interactive Data File (Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, furnished in XBRL (eXtensible Business Reporting Language)