Form 10-K
period 2011-12-31
FIRST BANCORP /PR/
filed 2012-03-13
CIK 1057706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 001-14793

FIRST BANCORP.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Puerto Rico	66-0561882
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1519 Ponce de León Avenue, Stop 23 Santurce, Puerto Rico	00908
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:

(787) 729-8200

Securities registered pursuant to Section 12(b) of the Act:

Common Stock ($0.10 par value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well- known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2011 (the last day of the registrant’s most recently completed second quarter) was $87,946,864 based on the closing price of $4.31 per share of common stock on the New York Stock Exchange on June 30, 2011. The registrant had no nonvoting common equity outstanding as of June 30, 2011. For the purposes of the foregoing calculation only, registrant has treated as common stock held by affiliates only common stock of the registrant held by its directors and executive officers and voting stock held by the registrant’s employee benefit plans. The registrant’s response to this item is not intended to be an admission that any person is an affiliate of the registrant for any purposes other than this response.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 205,299,171 shares as of March 2, 2012.

FIRST BANCORP

2011 ANNUAL REPORT ON FORM 10-K

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

First BanCorp wishes to caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and represent First BanCorp’s expectations of future conditions or results and are not guarantees of future performance. First BanCorp advises readers that various factors could cause actual results to differ materially from those contained in any “forward-looking statement.” Such factors include, but are not limited to, the following:

•

uncertainty about whether the Corporation will be able to fully comply with the written agreement dated June 3, 2010 (the “Written Agreement”) that the Corporation entered into with the Federal Reserve Bank of New York (the “FED” or “Federal Reserve”) and the order dated June 2, 2010 (the “FDIC Order”) and together with the Written Agreement, (the “Agreements”) that the Corporation’s banking subsidiary, FirstBank Puerto Rico (“FirstBank” or “the Bank”) entered into with the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (“OCIF”) that, among other things, require the Bank to maintain certain capital levels and reduce its special mention, classified, delinquent and non-performing assets;

•	uncertainty as to the availability of certain funding sources, such as retail brokered certificates of deposit (“CDs”);

•

the Corporation’s reliance on brokered CDs and its ability to obtain, on a periodic basis, approval from the FDIC to issue brokered CDs to fund operations and provide liquidity in accordance with the terms of the FDIC Order;

•

the risk of not being able to fulfill the Corporation’s cash obligations or resume paying dividends to the Corporation’s stockholders in the future due to the Corporation’s inability to receive approval from the FED to receive dividends from FirstBank or FirstBank’s failure to generate sufficient cash flow to make a dividend payment to the Corporation;

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

•

uncertainty about regulatory and legislative changes for financial services companies in Puerto Rico, the United States and the U.S. Virgin Islands (“USVI”) and British Virgin Islands (“BVI”), which could affect the Corporation’s financial performance and could cause the Corporation’s actual results for future periods to differ materially from prior results and anticipated or projected results;

•

uncertainty about the effectiveness of the various actions undertaken to stimulate the U.S. economy and stabilize the U.S. financial markets, and the impact such actions may have on the Corporation’s business, financial condition and results of operations;

•

changes in the fiscal and monetary policies and regulations of the federal government, including those determined by the Federal Reserve, the FDIC, government-sponsored housing agencies and local regulators in Puerto Rico and the U.S. and BVI;

•	the risk of possible failure or circumvention of controls and procedures and the risk that the Corporation’s risk management policies may not be adequate;

•

the risk that the FDIC may further increase the deposit insurance premium and/or require special assessments to replenish its insurance fund, causing an additional increase in the Corporation’s non-interest expenses;

•	the risk of not being able to recover the assets pledged to Lehman Brothers Special Financing, Inc.;

•	the impact to the Corporation’s results of operations and financial condition associated with acquisitions and dispositions;

•	a need to recognize additional impairments on financial instruments or goodwill relating to acquisitions;

•	risks that downgrades in the credit ratings of the Corporation’s long-term senior debt will adversely affect the Corporation’s ability to access necessary external funds;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) on the Corporation’s businesses, business practices and cost of operations; and

•	general competitive factors and industry consolidation.

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

Item 1. Business

GENERAL

First BanCorp is a publicly-owned financial holding company that is subject to regulation, supervision and examination by the Federal Reserve Board. The Corporation was incorporated under the laws of the Commonwealth of Puerto Rico to serve as the bank holding company for FirstBank. The Corporation is a full service provider of financial services and products with operations in Puerto Rico, the United States and the U.S. and British Virgin Islands. As of December 31, 2011, the Corporation had total assets of $13.1 billion, total deposits of $9.9 billion and total stockholders’ equity of $1.4 billion.

The Corporation provides a wide range of financial services for retail, commercial and institutional clients. As of December 31, 2011, the Corporation controlled two wholly-owned subsidiaries: FirstBank and FirstBank Insurance Agency, Inc. (“FirstBank Insurance Agency”). FirstBank is a Puerto Rico-chartered commercial bank and FirstBank Insurance Agency is a Puerto Rico-chartered insurance agency.

FirstBank is subject to the supervision, examination and regulation of both the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico and the Federal Deposit Insurance Corporation. Deposits are insured through the FDIC Deposit Insurance Fund. In addition, within FirstBank, the Bank’s United States Virgin Islands operations are subject to regulation and examination by the United States Virgin Islands Banking Board, the British Virgin Islands operations are subject to regulation by the British Virgin Islands Financial Services Commission and its operations in the state of Florida are subject to regulation and examination by the Florida Office of Financial Regulation. FirstBank Insurance Agency is subject to the supervision, examination and regulation of the Office of the Insurance Commissioner of the Commonwealth of Puerto Rico and operates six offices in Puerto Rico.

FirstBank conducts its business through its main office located in San Juan, Puerto Rico, forty-eight banking branches in Puerto Rico, fourteen branches in the United States Virgin Islands and British Virgin Islands and ten branches in the state of Florida (USA). FirstBank had five wholly-owned subsidiaries with operations in Puerto Rico: First Federal Finance Corp. (d/b/a Money Express La Financiera), a finance company specializing in the origination of small loans with twenty-six offices in Puerto Rico; First Mortgage, Inc. (“First Mortgage”), a residential mortgage loan origination company with thirty-six offices in FirstBank branches and at stand alone sites; First Management of Puerto Rico, a domestic corporation which holds tax-exempt assets; FirstBank Puerto Rico Securities Corp, a broker-dealer subsidiary engaged in municipal bond underwriting and financial advisory services on structured financings principally provided to government entities in the Commonwealth of Puerto Rico; and FirstBank Overseas Corporation, an international banking entity organized under the International Banking Entity Act of Puerto Rico. FirstBank had one active subsidiary with operations outside of Puerto Rico: First Express, a finance company specializing in the origination of small loans with three offices in the USVI.

BUSINESS SEGMENTS

The Corporation has six reportable segments: Consumer (Retail) Banking; Commercial and Corporate Banking; Mortgage Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations. These segments are described below:

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

Commercial and Corporate Banking

The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services across a broad spectrum of industries ranging from small businesses to large corporate clients. FirstBank has developed expertise in industries including healthcare, tourism, financial institutions, food and beverage, income-producing real estate and the public sector. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and other products such as cash management and business management services. A substantial portion of this portfolio is secured by the underlying value of the real estate collateral and the personal guarantees of the borrowers. This segment also includes the Corporation’s broker-dealer activities, which are primarily concentrated in bonds underwriting and financial advisory services provided to government entities in Puerto Rico.

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

Mortgage loans that do not qualify under these programs are commonly referred to as conventional loans. Conventional real estate loans could be conforming and non-conforming. Conforming loans are residential real estate loans that meet the standards for sale under the Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”) programs whereas loans that do not meet the standards are referred to as non-conforming residential real estate loans. The Corporation’s strategy is to penetrate markets by providing customers with a variety of high quality mortgage products to serve their financial needs faster and simpler and at competitive prices. The Mortgage Banking segment also acquires and sells mortgages in the secondary markets. Residential real estate conforming loans are sold to investors like FNMA and FHLMC. Most of the Corporation’s residential mortgage loan portfolio consists of fixed-rate, fully amortizing, full documentation loans. The Corporation is not actively engaged in offering negative amortization loans or option adjustable rate mortgage loans. In December 2008, the Corporation obtained Commitment Authority from GNMA to issue GNMA mortgage-backed securities. Under this program, the Corporation has been securitizing FHA/VA mortgage loan production into the secondary market.

Treasury and Investments

The Treasury and Investments segment is responsible for the Corporation’s treasury and investment management functions. The treasury function, which includes funding and liquidity management, sells funds to the Commercial and Corporate Banking segment, the Mortgage Banking segment, and the Consumer (Retail) Banking segment to finance their respective lending activities and purchases funds gathered by those segments and from the United States Operations segment. Funds not gathered by the different business units are obtained by the Treasury Division through wholesale channels, such as brokered deposits, advances from the FHLB and, repurchase agreements with investment securities, among others.

United States Operations

The United States Operations segment consists of all banking activities conducted by FirstBank in the United States mainland. FirstBank provides a wide range of banking services to individual and corporate customers primarily in southern Florida through its ten branches. Our success in attracting core deposits in Florida has enabled us to become less dependent on brokered deposits. The United States Operations segment offers an array of both retail and commercial banking products and services. Consumer banking products include checking, savings and money market accounts, retail CDs, internet banking services, residential mortgages, home equity loans and lines of credit, automobile loans and credit cards through an alliance with a nationally recognized financial institution, which bears the credit risk. Deposits gathered through FirstBank’s branches in the United States also serve as one of the funding sources for lending and investment activities in Puerto Rico.

The commercial banking services include checking, savings and money market accounts, CDs, internet banking services, cash management services, remote data capture and automated clearing house, or ACH, transactions. Loan products include the traditional commercial and industrial and commercial real estate products, such as lines of credit, term loans and construction loans.

Virgin Islands Operations

The Virgin Islands Operations segment consists of all banking activities conducted by FirstBank in the U.S. and British Virgin Islands, including retail and commercial banking services, with a total of fourteen branches serving the U.S. Virgin Islands of St. Thomas, St. Croix, and St. John, and the British Virgin Islands of Tortola and Virgin Gorda. The Virgin Islands Operations segment is driven by its consumer, commercial lending and deposit-taking activities. Since 2005, FirstBank has been the largest bank in the U.S. Virgin Islands measured by total assets.

For information regarding First BanCorp’s reportable segments, please refer to Note 32, “Segment Information,” to the Corporation’s audited financial statements for the year ended December 31, 2011 included in Item 8 of this Form 10-K.

Employees

As of December 31, 2011, the Corporation and its subsidiaries employed 2,490 persons. None of its employees are represented by a collective bargaining group. The Corporation considers its employee relations to be good.

SIGNIFICANT EVENTS SINCE THE BEGINNING OF 2011

Deleveraging and De-risking of the Balance Sheet

Sale of Adversely Classified and Non-performing Loans

On February 16, 2011, FirstBank sold an asset portfolio consisting of performing and non-performing construction, commercial mortgage and C&I loans with an unpaid principal balance of $510.2 million (book value of $269.3 million) to CPG/GS PR NPL, LLC (“CPG/GS”) organized under the Laws of the Commonwealth of Puerto Rico and majority owned by PRLP Ventures LLC (“PRLP”), a company created by Goldman, Sachs & Co. and Caribbean Property Group. In connection with the sale, the Corporation received $88.5 million in cash and a 35% subordinated interest in CPG/GS, and made a loan in the amount of $136.1 million representing seller financing provided by FirstBank. The loan portfolio sold was composed of 73% construction loans, 19% commercial real estate loans and 8% commercial loans. Approximately 93% of the loans were adversely classified loans and 55% were in non-performing status as of December 31, 2010.

The Corporation’s primary goal in agreeing to the loan sale transaction was to accelerate the de-risking of the balance sheet and improve the Corporation’s risk profile. FirstBank has been operating under the FDIC Order since June of 2010, which, among other things, requires the Bank to improve its risk profile by reducing the level of classified assets and delinquent loans. The Corporation entered into this transaction to reduce the level of classified and non-performing assets and reduce its concentration in residential construction loans in accordance with the terms of the capital plan that the Corporation and FirstBank prepared pursuant to the provisions of the FDIC Order (the “Capital Plan”).

Sale of Performing Residential Mortgage loans

In two separate transactions during 2011, consistent with the Corporation’s deleveraging strategies, the Corporation sold performing residential mortgage loans with an unpaid principal balance of approximately $518 million to another financial institution. The Corporation recognized a gain of approximately $12.1 million associated with these transactions in 2011.

Sale of Held to Maturity Investment Securities

On March 7, 2011, the Corporation sold approximately $330 million of mortgage-backed securities that were originally intended to be held to maturity, consistent with deleveraging initiatives included in the Corporation’s Capital Plan. The Corporation realized a gain of $18.7 million associated with this transaction. After the sale, in line with the Corporation’s ongoing capital management strategy, the remaining $89 million of investment securities held in the held-to-maturity portfolio was reclassified to the available-for-sale portfolio.

Balance Sheet Repositioning

The Corporation also achieved a significant reduction in investment securities as a result of balance sheet repositioning strategies, and in 2011 sold low yielding investment securities such as $500 million of 2-5 year U.S. Treasury Notes (average yield of 1.40%) and $105 million of U.S. Agency floating rate CMOs (average yield of 0.95%). The proceeds from these sales were used, in part, to prepay $400 million of repurchase agreements (average rate of 2.74%) and $100 million of advances from FHLB (average rate of 1.62%). The prepayment penalties of $10.8 million on the early termination of borrowings was offset with gains of $11.0 million from the sale of low yielding securities.

Proceeds from sale of loans and securities were used to repay maturing brokered CDs and Advances from FHLB. Deleverage and de-risking strategies contributed to a significant decrease in the provision for loan losses and improved the net interest margin in 2011.

Capital Plan Execution

Completion of a $525 million Capital Raise and Subsequent Rights Offering

On October 7, 2011, the Corporation successfully completed a private placement of $525 million in shares of common stock (the “capital raise”). The proceeds from the capital raise amounted to approximately $490 million (net of offering costs), of which $435 million have been contributed to the Corporation’s wholly owned banking subsidiary, FirstBank. Lead investors include funds affiliated with Thomas H. Lee Partners, L.P. (“THL”) and Oaktree Capital Management, L.P. (“Oaktree”) that purchased from the Corporation an aggregate of $348.2 million ($174.1 million each investor) of shares of the Corporation’s common stock.

In connection with the closing, the Corporation issued 150 million shares of common stock at $3.50 per share to institutional investors. Subsequent to the closing, in related transactions, on October 12, 2011 and October 26, 2011, each of THL and Oaktree, respectively, purchased in the aggregate 937,493 shares of common stock from certain of the institutional investors who participated in the capital raise transaction. As of the date of the filing of this Form 10-K, each of THL and Oaktree owns 24.69% of the total shares of common stock outstanding. THL and Oaktree also have the right to designate a person to serve on the Corporation’s Board of Directors. In this regard, the Corporation reconstituted its Board of Directors and Michael P. Harmon, a Managing Director with the Principal Group of Oaktree, and Thomas M. Hagerty, a Managing Director at THL were appointed as members of the Bank’s and the Corporation’s Board of Directors. In addition, Mr. Roberto R. Herencia was appointed as the new non-executive chairman of the Bank’s and the Corporation’s Board of Directors.

On December 8, 2011, the Corporation completed a rights offering in which the Corporation issued an additional 888,781 shares of common stock at $3.50 per share, and received proceeds of $3.3 million.

Conversion of the Series G Convertible Cumulative Preferred Stock into Common Stock

The completion of the aforementioned capital raise enabled the Corporation to compel the conversion of the 424,174 shares of the Corporation’s Series G Preferred Stock, held by the U.S. Treasury, into 32.9 million shares of common stock at a conversion price of $9.66. In connection with the conversion, the Corporation paid to the U.S. Treasury $26.4 million for past due undeclared cumulative dividends on the Series G Preferred Stock. With the $525 million capital infusion, the conversion to common stock of the Series G Preferred Stock held by the U.S. Treasury, and the issuance of an additional $3.3 million of capital in the rights offering (after deducting estimated offering expenses and the $26.4 million payment of cumulative dividends on the Series G Preferred Stock), the Corporation increased its total common equity by approximately $834 million.

Compliance with Regulatory Capital Requirements of the FDIC Order

The minimum capital ratios established by the FDIC Order are 12% for Total Capital to Risk-Weighted Assets, 10% for Tier 1 Capital to Risk-Weighted Assets and 8% for Leverage (Tier 1 Capital to Average Total Assets). As of December 31, 2011, the Corporation’s Total Capital, Tier 1 Capital and Leverage ratios were 17.12%, 15.79%

and 11.91%, respectively, up from 12.02%, 10.73% and 7.57%, respectively, as of December 31, 2010. Meanwhile, FirstBank’s Total Capital, Tier 1 Capital and Leverage ratios as of December 31, 2011 were 16.58%, 15.25% and 11.52%, respectively, up from 11.57%, 10.28% and 7.25%, respectively, as of December 31, 2010. All of the capital ratios as of December 31, 2011 are well above the minimum required under the consent order with the FDIC.

Delisting of the Series A through E Non-convertible, Non-cumulative Preferred Stock

Effective January 17, 2012, the Corporation delisted all of the series of non-convertible, non-cumulative preferred stock from the New York Stock Exchange. The Corporation has not arranged for listing and/or registration on another national securities exchange or for quotation of the preferred stock in a quotation medium. The Corporation initially announced its intention to delist the non-convertible, non-cumulative preferred stock at the time it made an offer to issue shares of its common stock in exchange for any and all outstanding shares of the non-convertible, non-cumulative preferred stock.

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

The Corporation also makes available the Corporation’s corporate governance guidelines and principles, the charters of the audit, asset/liability, compensation and benefits, credit, compliance, corporate governance and nominating committees and the codes of conduct and principles mentioned below, free of charge on or through its internet website at www.firstbankpr.com (under the “Investor Relations” section):

•	Code of Ethics for Senior Financial Officers

•	Code of Ethics applicable to all employees

•	Independence Principles for Directors

•	Luxury Expenditure Policy

The corporate governance guidelines and principles and the aforementioned charters and codes may also be obtained free of charge by sending a written request to Mr. Lawrence Odell, Executive Vice President and General Counsel, PO Box 9146, San Juan, Puerto Rico 00908.

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

MARKET AREA AND COMPETITION

Puerto Rico, where the banking market is highly competitive, is the main geographic service area of the Corporation. As of December 31, 2011, the Corporation also had a presence in the state of Florida and in the United States and British Virgin Islands. Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions in the United States mainland.

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

The Dodd-Frank Act significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes, and the regulations being developed thereunder will include, provisions affecting large and small financial institutions alike, including several provisions that will affect how banks and bank holding companies will be regulated in the future.

The Dodd-Frank Act, among other things, imposes new capital requirements on bank holding companies; provides that a bank holding company must serve as a source of financial and managerial strength to each of its subsidiary banks and stand ready to commit resources to support each of them, changes the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base, and permanently raises the current standard deposit insurance limit to $250,000; extends unlimited insurance for noninterest-bearing transaction accounts through 2012 and expands the FDIC’s authority to raise insurance premiums. The legislation also calls for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion. The Dodd-Frank Act also limits interchange fees payable on debit card transactions, establishes as an independent entity within the Federal Reserve the Bureau of Consumer Financial Protection (the “CFPB”), which has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters such as steering incentives, and determinations as to a borrower’s ability to repay and prepayment penalties. The CFPB has primary examination and enforcement authority over FirstBank and other banks with over $10 billion in assets with respect to consumer financial products and services effective July 21, 2011.

On June 28, 2011, the Federal Reserve Board approved a final debit card interchange rule that caps a debit card issuer’s base fee at 21 cents per transaction and allows an additional 5 basis-point charge per transaction to help cover fraud losses. The Federal Reserve Board issued an interim final rule that also allows a fraud-prevention adjustment of 1 cent per transaction conditioned upon a credit card issuer adopting effective fraud prevention policies and procedures. The Federal Reserve Board also adopted requirements that issuers include two unaffiliated networks for routing debit transactions. Compliance for most types of debit cards is required by April 1, 2012. The effective date for the pricing restrictions was October 1, 2011. We expect that the debit card interchange rule will reduce our interchange fee revenue in line with industry-wide expectations, beginning in the quarter ended December 31, 2011. The new pricing restriction is expected to impact FirstBank by an approximate $2.5 million to $3.0 million annual reduction of revenue related to these transactions, without management actions.

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

The Collins Amendment to the Dodd-Frank Act, among other things, eliminates certain trust preferred securities from Tier I capital. Preferred securities issued under the U.S. Treasury’s Troubled Asset Relief Program (“TARP”) are exempted from this treatment. In the case of certain trust preferred securities issued prior to May 19, 2010 by bank holding companies with total consolidated assets of $15 billion or more as of December 31, 2009, these “regulatory capital deductions” are to be phased in incrementally over a period of three years beginning on January 1, 2013. This provision also requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies. Regulations implementing the Collins Amendment became effective on July 28, 2011, and set as a floor for the capital requirements of the holding company and FirstBank a minimum capital requirement computed using the Federal Reserve’s risk-based capital rules. Additional rulemaking as to the Collins Amendment is expected.

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

Internationally, both the Basel Committee on Banking Supervision and the Financial Stability Board (established in April 2009 by the Group of Twenty (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation and transparency) have committed to raise capital standards and liquidity buffers within the banking system (“Basel III”). On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with implementation by January 2019. The U.S. federal banking agencies have yet to propose regulations for implementing Basel III. On September 28, 2011, the Basel Committee announced plans to consider adjustments to the first liquidity change to be imposed under Basel III, which change would take effect on January 1, 2015. The liquidity coverage ratio being considered would require banks to maintain an adequate level of unencumbered high-quality liquid assets sufficient to meet liquidity needs for a 30 calendar day time horizon.

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

Under provisions in the Dodd-Frank Act and Federal Reserve Board policy, a bank holding company such as the Corporation is expected to act as a source of financial strength to its banking subsidiaries and to commit support to them. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain capital of a subsidiary bank will be assumed by the bankruptcy trustee and be entitled to a priority of payment. In addition, any capital loans by a bank holding company to any of its subsidiary banks must be subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary bank. As of December 31, 2011, FirstBank was the only depository institution subsidiary of the Corporation.

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

Financial holding companies may engage, directly or indirectly, in any activity that is determined to be (i) financial in nature, (ii) incidental to such financial activity, or (iii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The GLB Act specifically provides that the following activities have been determined to be “financial in nature”: (a) lending, trust and other banking activities; (b) insurance activities; (c) financial or economic advice or services; (d) pooled investments; (e) securities underwriting and dealing; (f) existing bank holding company domestic activities; (g) existing bank holding company foreign activities; and (h) merchant banking activities. The Corporation offers insurance agency services through its wholly-owned subsidiary, FirstBank Insurance Agency. In association with JP Morgan Chase, the Corporation, through FirstBank Puerto Rico Securities, Inc., a wholly owned subsidiary of FirstBank, also offers municipal bond underwriting services focused mainly on municipal and government bonds or obligations issued by the Puerto Rico government and its public corporations. Additionally, FirstBank Puerto Rico Securities, Inc. offers financial advisory services.

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

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 (“SOX”) implemented a range of corporate governance and other measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under federal securities laws. In addition, SOA has established membership requirements and responsibilities for the audit committee, imposed restrictions on the relationship between the Corporation and external auditors, imposed additional responsibilities for the external financial statements on our chief executive officer and chief financial officer, expanded the disclosure requirements for corporate insiders, required management to evaluate its disclosure controls and procedures and its internal control over financial reporting, and required the auditors to issue a report on the internal control over financial reporting.

Since the 2004 Annual Report on Form 10-K, the Corporation has included in its annual report on Form 10-K its management’s assessment regarding the effectiveness of the Corporation’s internal control over financial reporting. The internal control report includes a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Corporation; management’s assessment as to the effectiveness of the Corporation’s internal control over financial reporting based on management’s evaluation, as of year-end; and the framework used by management as criteria for evaluating the effectiveness of the Corporation’s internal control over financial reporting. As of December 31, 2011, First BanCorp’s management concluded that its internal control over financial reporting was effective. The Corporation’s independent registered public accounting firm reached the same conclusion.

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

The Corporation applied for, and the Treasury approved, a capital purchase in the amount of $400,000,000. The Corporation entered into a Letter Agreement with the Treasury, pursuant to which the Corporation issued and sold to the Treasury for an aggregate purchase price of $400,000,000 in cash (i) 400,000 shares of Series F Preferred Stock, and (2) a warrant to purchase 389,483 shares of the Corporation’s common stock at an exercise price of $154.05 per share, subject to certain anti-dilution and other adjustments. The TARP transaction closed on January 16, 2009. On July 20, 2010, we exchanged the Series F Preferred Stock, plus accrued dividends on the Series F Preferred Stock, for 424,174 shares of a new Series G Preferred Stock and amended the warrant issued on January 16, 2009 and on December 2, 2010 the Agreement and the certificate of designation of the Series G preferred stock were amended to, among other provisions, reduce the required capital amount to compel the conversion of the Series G preferred stock from $500 million to $350 million. On October 7, 2011, we exercised our right to convert the Series G preferred stock into 32,941,797 shares of common stock, which the Treasury owns. As a result of the Capital Raise, the warrant was adjusted to provide for the issuance of approximately 1,285,891 shares of common stock at an exercise price of $3.29 per share.

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

References herein to applicable statutes or regulations are brief summaries of portions thereof which do not purport to be complete and which are qualified in their entirety by reference to those statutes and regulations. Numerous additional regulations and changes to regulations are anticipated as a result of the Dodd-Frank Act, and future legislation may provide additional regulatory oversight of FirstBank. Any change in applicable laws or regulations may have a material adverse effect on the business of commercial banks and bank holding companies, including FirstBank and the Corporation.

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

In prior years, the principal source of funds for the Corporation’s parent holding company was dividends declared and paid by its subsidiary, FirstBank. Pursuant to the Written Agreement with the Federal Reserve, the Corporation cannot directly or indirectly take dividends or any other form of payment representing a reduction in capital from the Bank without the prior written approval of the Federal Reserve. The ability of FirstBank to declare and pay dividends on its capital stock is regulated by the Puerto Rico Banking Law, the Federal Deposit Insurance Act (the “FDIA”), and FDIC regulations. In general terms, the Puerto Rico Banking Law provides that when the expenditures of a bank are greater than receipts, the excess of expenditures over receipts shall be charged against undistributed profits of the bank and the balance, if any, shall be charged against the required reserve fund of the bank. If the reserve fund is not sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the bank’s capital account. The Puerto Rico Banking Law provides that, until said capital has been restored to its original amount and the reserve fund to 20% of the original capital, the bank may not declare any dividends.

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

Limitations on Transactions with Affiliates and Insiders

Certain transactions between financial institutions such as FirstBank and its affiliates are governed by Sections 23A and 23B of the Federal Reserve Act and by Regulation W. An affiliate of a financial institution is any corporation or entity that controls, is controlled by, or is under common control with the financial institution. In a holding company context, the parent bank holding company and any companies which are controlled by such parent bank holding company are affiliates of the financial institution. Generally, Sections 23A and 23B of the Federal Reserve Act (i) limit the extent to which the financial institution or its subsidiaries may engage in “covered transactions” (defined below) with any one affiliate to an amount equal to 10% of such financial institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such financial institution’s capital stock and surplus and (ii) require that all “covered transactions” be on terms substantially the same, or at least as favorable to the financial institution or affiliate, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act. The Dodd-Frank Act added derivatives and securities lending and borrowing transactions to the list of “covered transactions” subject to Section 23A restrictions.

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

Effective April 1, 2008, the U.S. federal bank regulatory agencies adopted Basel II for application to certain banking organizations in the United States. The new capital adequacy framework applies to organizations that: (i) have consolidated assets of at least $250 billion; or (ii) have consolidated total on-balance sheet foreign exposures of at least $10 billion; or (iii) are eligible to, and elect to, opt-in to the new framework even though not required to do so under clause (i) or (ii) above; or (iv) as a general matter, are subsidiaries of a bank or bank holding company that uses the new rule. During a two-year phase in period, organizations required or electing to apply Basel II will report their capital adequacy calculations separately under both Basel I and Basel II on a “parallel run” basis. Given the high thresholds noted above, FirstBank is not required to apply Basel II and does not expect to apply it in the foreseeable future. See discussion of Basel III under the “Recent Events Affecting the Corporation” section.

Source of Strength Doctrine

Under provisions in the Dodd-Frank Act, as well as Federal Reserve Board policy and regulation, a bank holding company must serve as a source of financial and managerial strength to each of its subsidiary banks and is expected to stand prepared to commit resources to support each of them. Consistent with this, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company should generally not maintain a given rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the organization’s capital needs, asset quality, and overall financial condition.

Deposit Insurance

The increase in deposit insurance coverage to up to $250,000 per customer, the FDIC’s expanded authority to increase insurance premiums, as well as the recent increase and anticipated additional increase in the number of bank failures have resulted in an increase in deposit insurance assessments for all banks, including FirstBank. The FDIC, absent extraordinary circumstances, is required by law to return the insurance reserve ratio to a 1.15 percent ratio no later than the end of 2013. Citing extraordinary circumstances, the FDIC has extended the time within which the reserve ratio must be restored to 1.15 from five to eight years.

On February 7, 2011, the FDIC adopted a rule which redefines the assessment base for deposit insurance as required by the Dodd-Frank Act, makes changes to assessment rates, implements the Dodd-Frank Act’s Deposit Insurance Fund dividend provisions, and revises the risk-based assessment system for all large insured depository institutions (institutions with at least $10 billion in total assets), such as FirstBank.

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

Although our regulatory capital ratios exceeded the required established minimum capital ratios for a “well-capitalized” institution as of December 31, 2011 as well as the capital requirements in the Order, because of the Order, FirstBank cannot be regarded as “well-capitalized” as of December 31, 2011. A bank’s capital category, as determined by applying the prompt corrective action provisions of law, however, may not constitute an accurate representation of the overall financial condition or prospects of the Bank, and should be considered in conjunction with other available information regarding financial condition and results of operations.

Set forth below are the Corporation’s and FirstBank’s capital ratios as of December 31, 2011, based on Federal Reserve and FDIC guidelines, respectively, and the capital ratios required to be attained under the Order:

	First BanCorp	FirstBank	Well-Capitalized Minimum	Consent Order Minimum
As of December 31, 2011
Total capital (Total capital to risk-weighted assets)	17.12%	16.58%	10.00%	12.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	15.79%	15.25%	6.00%	10.00%
Leverage ratio(1)	11.91%	11.52%	5.00%	8.00%

(1)	Tier 1 capital to average assets.

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

Brokered Deposits

FDIC regulations adopted under the FDIA govern the receipt of brokered deposits by banks. Well-capitalized institutions are not subject to limitations on brokered deposits, while adequately-capitalized institutions are able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the interest paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. The Order requires FirstBank to obtain FDIC approval prior to issuing, increasing, renewing or rolling over brokered CDs and to develop a plan to reduce its reliance on brokered CDs. The FDIC has issued temporary approvals permitting FirstBank to renew and/or roll over certain amounts of brokered CDs maturing through March 31, 2012. FirstBank will continue to request approvals for future periods in a manner consistent with its plan to reduce its reliance on brokered CDs.

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

Puerto Rico Income Taxes

On January 31, 2011, the Puerto Rico Government approved Act No. 1, which repealed the 1994 Code (“1994 PR Code”) and replaces it with the Puerto Rico Internal Revenue Code of 2011 (“2011 PR Code”). The provisions of the 2011 PR Code are generally applicable to taxable years commencing after December 31, 2010. Under the 2011 PR Code, the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns and, thus, the Corporation is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operation loss, a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable carry forward period (7 years under the 2011 PR Code for losses incurred during tax year, except for losses incurred during tax years commenced after December 31, 2004 and before December 31, 2012 that the carryforward period is extended to 10 years). The 2011 PR Code provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations. Dividend payments from a U.S. subsidiary to the Corporation are subject to a 10% withholding tax based on the provisions of the U.S. Internal Revenue Code.

Under the 2011 PR Code, First BanCorp is subject to a maximum statutory tax rate of 30% (25% for taxable years commencing after December 31, 2013 if certain economic conditions are met by the Puerto Rico economy). The 2011 PR Code also includes an alternative minimum tax of 20% that applies if the Corporation’s regular income tax liability is less than the alternative minimum tax requirements. Prior to the 2011 PR Code, First BanCorp maximum statutory tax rate was 39% except for tax years commenced after December 31, 2008 and before January 1, 2012 which was 40.95% due to the approval by the Puerto Rico Government of Act No. 7 (the “Act”), to stimulate Puerto Rico’s economy and to reduce the Puerto Rico Government’s fiscal deficit. The act imposed a series of temporary and permanent measures, including the imposition of a 5% surtax over the total income tax determined, which was applicable to corporation, among others, whose combined income exceeds $100,000, effectively resulting in an increased in the maximum statutory tax rate from 39% to 40.95% and an increase in capital gain statutory tax rate from 15% to 15.75%.

The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through International Banking Entity (“IBE”) of the Bank and through the Bank’s subsidiary, FirstBank Overseas Corporation, in which the interest income and gain on sales in exempt from Puerto Rico and U.S. income taxation except for tax years that commenced after December 31, 2008 and before January 1, 2012, for which the Act No. 7 imposed a special 5% tax to all IBEs and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico. IBEs that operate as a unit of a bank pay income taxes at normal rates to the extent that the IBEs’ net income exceeds 20% of the bank’s total net taxable income.

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

Item 1A. Risk Factors

RISK RELATING TO THE CORPORATION’S BUSINESS

FirstBank is operating under the order dated June 2, 2010 that FirstBank entered into with the FDIC and OCIF and we are operating under the written agreement dated June 3, 2010 entered into with the FED.

On June 4, 2010, we announced that FirstBank agreed to the FDIC Order, dated as of June 2, 2010, issued by the FDIC and OCIF, and we entered into the Agreement, dated as of June 3, 2010, with the Federal Reserve. The Agreements stemmed from the FDIC’s examination as of the period ended June 30, 2009 conducted during the second half of 2009. Although our regulatory capital ratios exceeded the required established minimum capital ratios for a “well-capitalized” institution as of December 31, 2011 and complied with the capital ratios required by the FDIC Order and we raised $525 million in the capital raise, FirstBank cannot be regarded as “well-capitalized” as of December 31, 2011 because of the FDIC Order.

Under the FDIC Order, FirstBank has agreed to address specific areas of concern to the FDIC and OCIF through the adoption and implementation of procedures, plans and policies designed to improve the safety and soundness of FirstBank. These actions include, among others: (1) having and retaining qualified management; (2) increased participation in the affairs of FirstBank by its board of directors; (3) development and implementation by FirstBank of a capital plan to attain a leverage ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 10% and a total risk-based capital ratio of at least 12%; (4) adoption and implementation of strategic, liquidity and fund management and profit and budget plans and related projects within certain timetables set forth in the Order and on an ongoing basis; (5) adoption and implementation of plans for reducing FirstBank’s positions in certain classified assets and delinquent and non-accrual loans; (6) refraining from lending to delinquent or classified borrowers already obligated to FirstBank on any extensions of credit so long as such credit remains uncollected, except where FirstBank’s failure to extend further credit to a particular borrower would be detrimental to the best interests of FirstBank, and any such additional credit is approved by FirstBank’s board of directors; (7) refraining from accepting, increasing, renewing or rolling over brokered CDs without the prior written approval of the FDIC; (8) establishment of a comprehensive policy and methodology for determining the allowance for loan and lease losses and the review and revision of FirstBank’s loan policies, including the non-accrual policy; and (9) adoption and implementation of adequate and effective programs of independent loan review, appraisal compliance and an effective policy for managing FirstBank’s sensitivity to interest rate risk.

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

We anticipate that we will need to continue to dedicate significant resources to our efforts to comply with the Agreements, which may increase operational costs or adversely affect the amount of time our management has to conduct our operations. If we need to continue to recognize significant reserves, we and FirstBank may not be able to continue to comply with the minimum capital requirements included in the capital plans required by the Agreements.

If we fail to comply with the Agreements in the future, we may become subject to additional regulatory enforcement action up to and including the appointment of a conservator or receiver for FirstBank.

We have experienced net losses for eleven consecutive quarters and there is no assurance that our high level of non-performing loans will not adversely affect our results from operations.

We have not realized net income since the quarter ended March 31, 2009. Furthermore, even though our level of non-performing loans has decreased for seven consecutive quarters, we still have $1.14 billion in non-performing loans. This $1.14 billion in non-performing loans represents approximately 10.78% of our $10.56 billion loans held for investment portfolio. Consequently, this high level of non-performing loans may continue to adversely affect our results of operations.

Certain funding sources may not be available to us and our funding sources may prove insufficient and/or costly to replace.

FirstBank relies primarily on its issuance of brokered CDs, as well as customer deposits and advances from the Federal Home Loan Bank, to maintain its lending activities and to replace certain maturing liabilities. As of December 31, 2011, we had $3.7 billion in brokered CDs outstanding, representing approximately 38% of our total deposits, and a reduction of $2.5 billion from year end 2010. Approximately $2.5 billion in brokered CDs mature in 2012, and the average term to maturity of the retail brokered CDs outstanding as of December 31, 2011 was approximately 0.8 year. Approximately 0.7% of the principal value of these CDs is callable at our option.

Although FirstBank has historically been able to replace maturing deposits and advances, we may not be able to replace these funds in the future if our financial condition or general market conditions were to change or the FDIC did not approve our request to issue brokered CDs as required by the Order. The Order requires FirstBank to obtain FDIC approval prior to issuing, increasing, renewing or rolling over brokered CDs and to develop a plan to reduce its reliance on brokered CDs. Although the FDIC has issued temporary approvals permitting FirstBank to renew and/or roll over certain amounts of brokered CDs maturing in the past and we have received approval from the FDIC to renew and/or roll over certain amounts of brokered CDs through March 31, 2012, the FDIC may not continue to issue such approvals, even if the requests are consistent with our plans to reduce the reliance on brokered CDs, and, even if issued, such approvals may not be for amounts of brokered CDs sufficient for FirstBank to meet its funding needs. The use of brokered CDs has been particularly important for the funding of our operations. If we are unable to issue brokered CDs, or are unable to maintain access to our other funding sources, our results of operations and liquidity would be adversely affected.

Alternate sources of funding may carry higher costs than sources currently utilized. If we are required to rely more heavily on more expensive funding sources, profitability would be adversely affected. Although we consider currently available funding sources to be adequate for our liquidity needs, we may seek additional debt financing in the future to achieve our long-term business objectives. Any additional debt financing requires the prior approval from the Federal Reserve, and the Federal Reserve may not approve such additional debt. Additional borrowings, if sought, may not be available to us or on acceptable terms. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, our credit ratings and our credit capacity. If additional financing sources are unavailable or are not available on acceptable terms, our profitability and future prospects could be adversely affected.

We depend on cash dividends from FirstBank to meet our cash obligations.

As a holding company, dividends from FirstBank have provided a substantial portion of our cash flow used to service the interest payments on our trust preferred securities and other obligations. As outlined in the Written Agreement, we cannot receive any cash dividends from FirstBank without prior written approval of the Federal Reserve. In addition, FirstBank is limited by law in its ability to make dividend payments and other distributions to us based on their earnings and capital position. Our inability to receive approval from the Federal Reserve to receive dividends from FirstBank or FirstBank’s failure to generate sufficient cash flow to make dividend payments to us, may adversely affect our ability to meet all projected cash needs in the ordinary course of business and may have a detrimental impact on our financial condition.

We cannot pay interest, principal or other sums on subordinated debentures or trust preferred securities without prior Federal Reserve approval, which could result in a default.

The Written Agreement provides that we cannot declare or pay any dividends or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior written approval of the Federal Reserve. With respect to our $231.9 million of outstanding subordinated debentures, we had elected to defer the interest payments that were due between September 2010 and September 2011. Although we recently obtained approval from the Federal Reserve to make all distributions of interest for interest extension periods previously deferred and to pay the December 2011 interest payment, future interest payments are subject to Federal Reserve approval. The Corporation elected to defer the interest payments due in March 2012.

Under the indentures, we have the right, from time to time, and without causing an event of default, to defer payments of interest on the subordinated debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. We may elect extension periods for future quarterly interest payments if the Federal Reserve advises us that it will not approve such future quarterly interest payments. Our inability to receive approval from the Federal Reserve to make distributions of interest, principal or other sums on our trust preferred securities and subordinated debentures could result in a default under those obligations if we need to defer such payments for longer than twenty consecutive quarterly periods.

Credit quality may result in additional losses.

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

We have a significant construction loan portfolio held for investment, in the amount of $427.9 million as of December 31, 2011, mostly secured by commercial and residential real estate properties. Due to their nature, these loans entail a higher credit risk than consumer and residential mortgage loans, since they are larger in size, concentrate more risk in a single borrower and are generally more sensitive to economic downturns. Although we ceased new originations of construction loans, decreasing collateral values, difficult economic conditions and numerous other factors continue to create volatility in the housing markets and have increased the possibility that additional losses may have to be recognized with respect to our current nonperforming assets. Furthermore, given the slowdown in the real estate market, the properties securing these loans may be difficult to dispose of if they are foreclosed. Although we have taken a number of steps to reduce our credit exposure, as of December 31, 2011, we still had $250.0 million in nonperforming construction loans held for investment and it is possible that we will continue to incur credit losses over the near term, which would adversely impact our overall financial performance and results of operations.

Our allowance for loan losses may not be adequate to cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition and results of operations.

We are subject to the risk of loss from loan defaults and foreclosures with respect to the loans we originate and purchase. We establish a provision for loan losses, which leads to reductions in our income from operations, in order to maintain our allowance for inherent loan losses at a level which our management deems to be appropriate based upon an assessment of the quality of the loan portfolio. Although management strives to utilize its best judgment in providing for loan losses, management may fail to accurately estimate the level of inherent loan losses or may have to increase our provision for loan losses in the future as a result of new information regarding existing loans, future increases in non-performing loans, changes in economic and other conditions affecting borrowers or for other reasons beyond our control. In addition, bank regulatory agencies periodically review the adequacy of our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of additional classified loans and loan charge-offs, based on judgments different than those of management.

While we have substantially increased our allowance for loan and lease losses over the past few years, we may have to continue to recognize additional provisions to cover future credit losses in the portfolio. The level of the allowance reflects management’s estimates based upon various assumptions and judgments as to specific credit risks, evaluation of industry concentrations, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires management to make significant estimates and judgments regarding current credit risks and future trends, all of which may undergo material changes. If our estimates prove to be incorrect, our allowance for credit losses may not be sufficient to cover losses in our loan portfolio and our expense relating to the additional provision for credit losses could increase substantially.

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

Substantially all of our loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is located in Puerto Rico, the USVI, the BVI or the U.S. mainland, the performance of our loan portfolio and the collateral value backing the transactions are dependent upon the performance of and conditions within each specific real estate market. Puerto Rico entered its sixth-straight year of economic recession in March 2011. Sustained weak economic conditions that have affected Puerto Rico and the United States over the last several years have resulted in declines in collateral values. We measure the impairment based on the fair value of the collateral, if collateral dependent, which is generally obtained from appraisals. Updated appraisals are obtained when we determine that loans are impaired and are updated annually thereafter. In addition, appraisals are also obtained for certain residential mortgage loans on a spot basis based on specific characteristics such as delinquency levels, age of the appraisal and loan-to-value ratios. The appraised value of the collateral may decrease or we may not be able to recover collateral at its appraised value. A significant decline in collateral valuations for collateral dependent loans may require increases in our specific provision for loan losses and an increase in the general valuation allowance. Any such increase would have an adverse effect on our future financial condition and results of operations.

Interest rate shifts may reduce net interest income.

Shifts in short-term interest rates may reduce net interest income, which is the principal component of our earnings. Net interest income is the difference between the amounts received by us on our interest-earning assets and the interest paid by us on our interest-bearing liabilities. Differences in the re-pricing structure of our assets and liabilities may result in changes in our profits when interest rates change.

Increases in interest rates may reduce the value of holdings of securities.

Fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise, which may require recognition of a loss (e.g., the identification of an other-than-temporary impairment on our available-for-sale investments portfolio), thereby adversely affecting our results of operations. Market-related reductions in value also influence our ability to finance these securities.

Increases in interest rates may reduce demand for mortgage and other loans.

Higher interest rates increase the cost of mortgage and other loans to consumers and businesses and may reduce demand for such loans, which may negatively impact our profits by reducing the amount of loan interest income.

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

Changes in net interest income due to basis risk.

Basis risk is the risk of adverse consequences resulting from unequal changes in the difference, also referred to as the “spread,” between two or more rates for different instruments with the same maturity and occurs when market rates for different financial instruments or the indices used to price assets and liabilities change at different times or by different amounts. The interest expense for liability instruments such as brokered CDs may change by the same amount as interest income received from loans or investments. To the extent that the interest rates on loans and borrowings change at different speeds and by different amounts, the margin between our LIBOR-based assets and the higher cost of the brokered CDs may compress and adversely affect net interest income.

If all or a significant portion of the unrealized losses in our investment securities portfolio on our consolidated balance sheet is determined to be other-than-temporarily impaired, we would recognize a material charge to our earnings and our capital ratios would be adversely affected.

For the years ended December 31, 2009 and 2010, and 2011, we recognized a total of $1.7 million, $1.2 million, and $2.0 million, respectively, in other-than-temporary impairments. To the extent that any portion of the unrealized losses in our investment securities portfolio is determined to be other-than-temporary and, in the case of debt securities, the loss is related to credit factors, we would recognize a charge to earnings in the quarter during which such determination is made and capital ratios could be adversely affected. Even if we do not determine that the unrealized losses associated with this portfolio require an impairment charge, increases in these unrealized losses adversely affect our tangible common equity ratio, which may adversely affect credit rating agency and investor sentiment towards us. This negative perception also may adversely affect our ability to access the capital markets or might increase our cost of capital. Valuation and other-than-temporary impairment determinations will continue to be affected by external market factors including default rates, severity rates and macro-economic factors.

Downgrades in our credit ratings could further increase the cost of borrowing funds.

The Corporation’s ability to access new non-deposit sources of funding could be adversely affected by downgrades in our credit ratings. The Corporation’s liquidity is contingent upon its ability to obtain external sources of funding to finance its operations. The Corporation’s current credit ratings and any downgrades in such credit ratings can hinder the Corporation’s access to external funding and/or cause external funding to be more expensive, which could in turn adversely affect results of operations. Also, changes in credit ratings may further affect the fair value of certain liabilities and unsecured derivatives that consider the Corporation’s own credit risk as part of the valuation.

Our controls and procedures may fail or be circumvented, our risk management policies and procedures may be inadequate and operational risk could adversely affect our consolidated results of operations.

We may fail to identify and manage risks related to a variety of aspects of our business, including, but not limited to, operational risk, interest-rate risk, trading risk, fiduciary risk, legal and compliance risk, liquidity risk and credit risk. We have adopted and periodically improved various controls, procedures, policies and systems to monitor and manage risk. Any improvements to our controls, procedures, policies and systems, however, may not be adequate to identify and manage the risks in our various businesses. If our risk framework is ineffective, either because it fails to keep pace with changes in the financial markets or our businesses or for other reasons, we could incur losses or suffer reputational damage or find ourselves out of compliance with applicable regulatory mandates or expectations.

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

Further increases in the FDIC deposit insurance premium or in FDIC required reserves may have a significant financial impact on us.

The FDIC insures deposits at FDIC-insured depository institutions up to certain limits. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund (the “DIF”). Current economic conditions during the last few years have resulted in higher bank failures and expectations of future bank failures. In the event of a bank failure, the FDIC takes control of a failed bank and ensures payment of deposits up to insured limits (which have recently been increased) using the resources of the DIF. The FDIC is required by law to maintain adequate funding of the DIF, and the FDIC may increase premium assessments to maintain such funding.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) signed into law on July 21, 2010 requires the FDIC to increase the DIF’s reserves against future losses, which will necessitate increased deposit insurance premiums that are to be borne primarily by institutions with assets of greater than $10 billion. On October 19, 2010, the FDIC addressed plans to bolster the DIF by increasing the required reserve ratio for the industry to 1.35 percent (ratio of reserves to insured deposits) by September 30, 2020, as required by the Dodd-Frank Act. The FDIC also proposed to raise its industry target ratio of reserves to insured deposits to 2 percent, 65 basis points above the statutory minimum, but the FDIC does not project that goal to be met until 2027.

The FDIC has recently approved two rules that amend its deposit insurance assessment regulations. The first rule implements a provision in the Dodd-Frank Act that changes the assessment base for deposit insurance premiums from one based on domestic deposits to one based on average consolidated total assets minus average Tier 1 capital. The rule also changes the assessment rate schedules for insured depository institutions so that approximately the same amount of revenue would be collected under the new assessment base as would be collected under the current rate schedule and the schedules previously proposed by the FDIC. The second rule revises the risk-based assessment system for all large insured depository institutions (generally, institutions with at least $10 billion in total assets, such as FirstBank). Under the rule, the FDIC uses a scorecard method to calculate assessment rates for all such institutions.

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

The corporation has investments in entities that it does not control, including a 35% subordinated ownership interest in CPG/GS PR NPL, LLC (“CPG/GS”), organized under the laws of the Commonwealth of Puerto Rico. CPG/GS is seeking to maximize the recovery of its investment in loans that it acquired from Firstbank. The Corporation’s 35% interest in CPG/GS is subordinated to the interest of the majority investor in CPG/GS, which is entitled to recover its investment and receive a priority 12% return on its invested capital. The Corporation’s equity interest of $43.4 million is also subordinated to the aggregate amount of its loans to CPG/GS in the amount of $201.2 million as of December 31, 2011.

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

Lehman Brothers Special Financing, Inc. (“Lehman”) was the counterparty to First BanCorp on certain interest rate swap agreements. During the third quarter of 2008, Lehman failed to pay the scheduled net cash settlement due to us, which constituted an event of default under those interest rate swap agreements. We terminated all interest rate swaps with Lehman and replaced them with other counterparties under similar terms and conditions. In connection with the unpaid net cash settlement due as of December 31, 2011 under the swap agreements, we have an unsecured counterparty exposure with Lehman, which filed for bankruptcy on October 3, 2008, of approximately $1.4 million. This exposure was reserved in the third quarter of 2008. We had pledged collateral of $63.6 million with Lehman to guarantee our performance under the swap agreements in the event payment thereunder was required.

The book value of pledged securities with Lehman as of December 31, 2011 amounted to approximately $64.5 million. We believe that the securities pledged as collateral should not be part of the Lehman bankruptcy estate given the facts that the posted collateral constituted a performance guarantee under the swap agreements and was not part of a financing agreement, and that ownership of the securities was never transferred to Lehman. Upon termination of the interest rate swap agreements, Lehman’s obligation was to return the collateral to us. During the fourth quarter of 2009, we discovered that Lehman Brothers, Inc., acting as agent of Lehman, had deposited the securities in a custodial account at JP Morgan Chase, and that, shortly before the filing of the Lehman bankruptcy proceedings, it had provided instructions to have most of the securities transferred to Barclays Capital (“Barclays”) in New York. After Barclays’s refusal to turn over the securities, during December 2009, we filed a lawsuit against Barclays in federal court in New York demanding the return of the securities. During February 2010, Barclays filed a motion with the court requesting that our claim be dismissed on the grounds that the allegations of the complaint are not sufficient to justify the granting of the remedies therein sought. Shortly thereafter, we filed our opposition motion. A hearing on the motions was held in court on April 28, 2010. The court, on that date, after hearing the arguments by both sides, concluded that our equitable-based causes of action, upon which the return of the investment securities is being demanded, contain allegations that sufficiently plead facts warranting the denial of Barclays’ motion to dismiss our claim. Accordingly, the judge ordered the case to proceed to trial.

Subsequent to the court decision, the district court judge transferred the case to the Lehman bankruptcy court for trial. Upon such transfer, the Bankruptcy court began to entertain the pre-trial procedures including discovery of evidence. In this regard, an initial scheduling conference was held before the United States Bankruptcy Court for the Southern District of New York on November 17, 2010, at which time a proposed case management plan was approved. Discovery has commenced pursuant to that case management plan and is currently scheduled for completion by March 31, 2012, but this timing is subject to adjustment. While we believe we have valid reasons to support our claim for the return of the securities, we may not succeed in our litigation against Barclays to recover all or a substantial portion of the securities.

Additionally, we continue to pursue our claim filed in January 2009 in the proceedings under the Securities Protection Act with regard to Lehman Brothers Incorporated in Bankruptcy Court, Southern District of New York. An estimated loss was not accrued as we are unable to determine the timing of the claim resolution or whether we will succeed in recovering all or a substantial portion of the collateral or its equivalent value. If additional relevant negative facts become available in future periods, a need to recognize a partial or full reserve of this claim may arise. Considering that the investment securities have not yet been recovered by us, despite our efforts in this regard, we decided to maintain such collateral as a non-performing asset since the second quarter of 2009.

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

Our financial statements are subject to the application of U.S. Generally Accepted Accounting Principles (“GAAP”), which is periodically revised and expanded. Accordingly, from time to time, we are required to adopt new or revised accounting standards issued by the Financial Accounting Standards Board. Market conditions have prompted accounting standard setters to promulgate new requirements that further interpret or seek to revise accounting pronouncements related to financial instruments, structures or transactions as well as to revise standards to expand disclosures. The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in footnotes to our financial statements, which are incorporated herein by reference. An assessment of proposed standards is not provided as such proposals are subject to change through the exposure process and, therefore, the effects on our financial statements cannot be meaningfully assessed. It is possible that future accounting standards that we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our financial condition and results of operations.

Any impairment of our goodwill or amortizable intangible assets may adversely affect our operating results.

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

We conducted our annual evaluation of goodwill during the fourth quarter of 2011. This evaluation was a two-step process. The Step 1 evaluation of goodwill allocated to the Florida reporting unit, which is one level below the United States Operations segment, indicated potential impairment of goodwill. The Step 1 fair value for the unit was below the carrying amount of its equity book value as of the October 1, 2011 valuation date, requiring the completion of Step 2. Step 2 required a valuation of all assets and liabilities of the Florida unit, including any recognized and unrecognized intangible assets, to determine the fair value of net assets. To complete Step 2, we subtracted from the unit’s Step 1 fair value the determined fair value of the net assets to arrive at the implied fair value of goodwill. The results of the Step 2 analysis indicated that the implied fair value of goodwill of $40.4 million exceeded the goodwill carrying value of $27 million, resulting in no goodwill impairment. If we are required to record a charge to earnings in our consolidated financial statements because an impairment of the goodwill or amortizable intangible assets is determined, our results of operations could be adversely affected.

The Corporation’s judgments regarding accounting policies and the resolution of tax disputes may impact the Corporation’s earnings and cash flow.

Significant judgment is required in determining the Corporation’s effective tax rate and in evaluating its tax positions. The Corporation provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement criteria prescribed by applicable GAAP.

Fluctuations in federal, state, local and foreign taxes or a change to uncertain tax positions, including related interest and penalties, may impact the Corporation’s effective tax rate. When particular tax matters arise, a number of years may elapse before such matters are audited and finally resolved. In addition, tax positions may be challenged by the Internal Revenue Service (“IRS”) and the tax authorities in the jurisdictions in which we operate and we may estimate and provide for potential liabilities that may arise out of tax audits to the extent that uncertain tax positions fail to meet the recognition standard under Accounting Standard Codification Topic 740. Unfavorable resolution of any tax matter could increase the effective tax rate and could result in material increase in our tax expense. Any resolution of a tax issue may require the use of cash in the year of resolution.

Our ability to use net operating loss carryforwards to reduce future tax payments may be limited or restricted.

We have generated significant net operating losses (“NOLs”) as a result of our recent losses. We generally are able to carry NOLs forward to reduce taxable income for the subsequent 7 years (10 years with respect to losses incurred during taxable years 2005 through 2012). The realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under the tax law. If we do not generate sufficient taxable income we will lose some of our NOLs.

We must respond to rapid technological changes, and these changes may be more difficult or expensive than anticipated.

If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing product and service offerings, technology and systems may become obsolete. Further, if we fail to adopt or develop new technologies or to adapt our products and services to emerging industry standards, we may lose current and future customers, which could have a material adverse effect on our business, financial condition and results of operations. The financial services industry is changing rapidly and, in order to remain competitive, we must continue to enhance and improve the functionality and features of our products, services and technologies. These changes may be more difficult or expensive than we anticipate.

RISKS RELATED TO BUSINESS ENVIRONMENT AND OUR INDUSTRY

Difficult market conditions have affected the financial industry and may adversely affect us in the future.

Given that most of our business is in Puerto Rico and the United States and given the degree of interrelation between Puerto Rico’s economy and that of the United States, we are exposed to downturns in the U.S. economy. Dramatic declines in the U.S. housing market over the past few years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans , credit default swaps and other derivatives of cash securities, and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial banks and investment banks. These write-downs have caused many financial institutions to seek additional capital from private and government entities, merge with larger and stronger financial institutions and, in some cases, fail.

Reflecting concern about the stability of the financial markets in general and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, erosion of consumer confidence, increased market volatility and widespread reduction of business activity in general. The resulting economic pressure on consumers and erosion of confidence in the financial markets have already adversely affected our industry and may adversely affect our business, financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and other financial institutions. In particular, we may face the following risks in connection with these events:

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

•

We may be required to pay significantly higher FDIC premiums in the future as a result of changes in the rule that impact the Bank’s insurance assessment. The Dodd-Frank Act removed the statutory cap for the reserve ratio, leaving the FDIC free to set this cap going forward.

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

The residential mortgage loan origination business has historically been cyclical, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. The market for residential mortgage loan originations is currently in decline and this trend could also reduce the level of mortgage loans we may produce in the future and adversely affect our business. During periods of rising interest rates, the refinancing of many mortgage products tends to decrease as the economic incentives for borrowers to refinance their existing mortgage loans are reduced. In addition, the residential mortgage loan origination business is impacted by home values. Over the past few years, residential real estate values in many areas of the U.S. and Puerto Rico have decreased significantly, which has led to lower volumes and higher losses across the industry, adversely impacting our mortgage business.

The actual rates of delinquencies, foreclosures and losses on loans have been higher during the economic slowdown. Rising unemployment, higher interest rates and declines in housing prices have had a negative effect on the ability of borrowers to repay their mortgage loans. Any sustained period of increased delinquencies, foreclosures or losses could continue to harm our ability to sell loans, the prices we receive for loans, the values of mortgage loans held for sale or residual interests in securitizations, which could continue to harm our financial condition and results of operations. In addition, any additional material decline in real estate values would further weaken the collateral loan-to-value ratios and increase the possibility of loss if a borrower defaults. In such event, we will be subject to the risk of loss on such real estate arising from borrower defaults to the extent not covered by third-party credit enhancement.

Our business concentration in Puerto Rico imposes risks.

We conduct our operations in a geographically concentrated area, as our main market is Puerto Rico. This imposes risks from lack of diversification in our geographical portfolio. Our financial condition and results of operations are highly dependent on the economic conditions of Puerto Rico, where adverse political or economic developments, among other things, could affect the volume of loan originations, increase the level of non-performing assets, increase the rate of foreclosure losses on loans, and reduce the value of our loans and loan servicing portfolio.

Since March 2006, a number of key economic indicators have shown that the economy of Puerto Rico has been in recession.

On March 24, 2011, the Puerto Rico Planning Board announced the release of Puerto Rico’s macroeconomic data for the projections for the fiscal year ending on June 30, 2011 (“Fiscal Year 2011”) and for the fiscal year ending on June 30, 2012 (“Fiscal Year 2012”). Fiscal Year 2011 is projected to show a reduction in the real gross national product (the “GNP”) of 1.0%, and an increase of 0.7% for Fiscal Year 2012. The Government Development Bank for Puerto Rico’s Economic Activity Index, which is a coincident index consisting of four major monthly economic indicators, namely total payroll employment, total electric power consumption, cement sales and gas consumption, and which monitors the actual trend of Puerto Rico’s economy, reflected a decrease of 0.9% in the rate of contraction of Puerto Rico’s economy during the ten-month period ending in October 2011 as compared to a decrease of 2.6% in the rate of contraction during the same period in 2010. Construction has remained weak since 2009 as Puerto Rico’s fiscal situation and decreasing public investment in construction projects has affected the sector.

The government of Puerto Rico is currently implementing efforts to address a fiscal deficit, estimated in its initial stages at approximately $3.2 billion, or over 30% of its annual budget, as its access to the municipal bond market and its credit ratings depended, in part, on achieving a balanced budget. In July 2011, the Commonwealth issued bonds of $300 million for infrastructure projects to continue stimulating the economy. On August 8, 2011, Moody’s downgraded the general obligation rating of the Commonwealth of Puerto Rico. The downgrade also applies to those ratings that are based on or capped at the general obligation rating of the Commonwealth. Moody’s based the decision on its strong concerns with the continued deterioration of the severely underfunded government retirement systems, weak economic trends and weak finances.

Some of the measures implemented by the government to reduce expenses included public-sector employee layoffs. Since the government is an important source of employment in Puerto Rico, these measures could have the effect of intensifying the current recessionary cycle. The Puerto Rico Labor Department reported an unemployment rate of 16.1% for the month of October 2011.

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

These programs have subjected financial institutions, particularly those participating in Troubled Asset Relief Program (“TARP”), to additional restrictions, oversight and costs. In addition, new proposals for legislation are periodically introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of interest rates, financial product offerings and disclosures, and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied.

In recent years, regulatory oversight and enforcement have increased substantially, imposing additional costs and increasing the potential risks associated with our operations. If these regulatory trends continue, they could adversely affect our business and, in turn, our consolidated results of operations.

Financial services legislation and regulatory reforms may have a significant impact on our business and results of operations and on our credit ratings.

We face increased regulation and regulatory scrutiny as a result of our participation in the TARP. On July 20, 2010, we issued Series G Preferred Stock to the U.S. Treasury in exchange for the shares of Series F Preferred Stock plus accrued and unpaid dividends pursuant to an exchange agreement with the U.S. Treasury dated as of July 7, 2010, as amended (“Exchange Agreement”). We also issued to the U.S. Treasury an amended and restated warrant to replace the original warrant that we issued to the U.S. Treasury in January 2009 under the TARP. On October 7, 2011, we issued 32,941,797 shares of Common stock to the U.S. Treasury upon conversion of all of the Series G Preferred Stock.

On July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes, and the regulations developed and to be developed thereunder include or will include, provisions affecting large and small financial institutions alike.

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

The Dodd-Frank Act also limits interchange fees payable on debit card transactions, establishes the Consumer Financial Protection Bureau (the “CFPB”) as an independent entity within the Federal Reserve and contains provisions on mortgage-related matters such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. The CFPB has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards.

In July 2011, the CFPB advised us and other banks deemed to be “large banks” under the Dodd-Frank Act as to the agency’s approach to supervision and examination beginning on July 21, 2011. The CFPB supervision and examination approach will be guided toward protecting consumers and compliance with Federal consumer financial protection laws.

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

The Collins Amendment to the Dodd-Frank Act, among other things, eliminates certain trust preferred securities from Tier 1 capital. TARP preferred securities are exempted from this treatment. In the case of certain trust preferred securities issued prior to May 19, 2010 by bank holding companies with total consolidated assets of $15 billion or more as of December 31, 2009, these “regulatory capital deductions” are to be phased in incrementally over a period of three years beginning on January 1, 2013. This provision also requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies. Regulations implementing the Collins Amendment became effective on July 28, 2011 and set as a floor for the capital requirements of the Corporation and FirstBank a minimum capital requirement computed using FDIC’s general risk-based capital rules. Also, bank holding companies subject to the “advanced approaches” rule need not immediately begin deducting from Tier 1 capital their trust preferred securities and other instruments that are ineligible for insured banks, and may not include in Tier 1 capital any such ineligible instruments issued after May 19, 2010. Additional rulemaking as to the Collins amendment is expected. On June 28, 2011 the Federal Reserve approved a final debit card interchange rule that caps a debit card issuer’s base fee at 21 cents per transaction and allows an additional 5-bonus point charge per transaction to help cover fraud losses. The rule became fully operational October 1, 2011. We expect that the debt card interchange rule will reduce our interchange fee revenue in line with industry-wide expectations, beginning the quarter ending December 31, 2011. The new pricing restriction is expected to negatively impact our fee income by an approximate amount of $2.5 million to $3.0 million.

On January 17, 2012, the FDIC proposed a new regulation that would require state non-member banks with total assets of more than $10 billion as of September 30, 2011, such as FirstBank, to conduct annual capital-adequacy stress tests. The proposed regulation, required by the Dodd-Frank Act, will require FirstBank to provide the FDIC with forward-looking information to assist the FDIC in its overall assessment of its capital adequacy, helping to better identify potential downside risks and the potential impact of adverse outcomes on its financial stability. FirstBank will be expected to take the results of the stress tests into account in making appropriate changes to its capital structure, its exposures, concentrations, and risk positions, any plans for recovery and resolution, and to improve its overall risk management. A summary of the results of the stress tests would be publicly disclosed under the proposed regulations.

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

Internationally, both the Basel Committee on Banking Supervision and the Financial Stability Board (established in April 2009 by the Group of Twenty (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation and transparency) have committed to raise capital standards and liquidity buffers within the banking system (“Basel III”). On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with implementation by January 2019. U.S. regulators have yet to propose regulations for implementing Basel III. On September 28, 2011, the Basel Committee announced plans to consider adjustments to the final liquidity charge to be imposed under Basel III, which liquidity charge would take effect on January 1, 2015. The liquidity coverage ratio being considered would require banks to maintain an adequate level of unencumbered high-quality liquid assets sufficient to meet liquidity needs for a 30 calendar day time horizon. Such proposals and legislation, if finally adopted, would change banking laws and our operating environment and that of our subsidiaries in substantial and unpredictable ways. We cannot determine whether such proposals and legislation will be adopted, or the ultimate effect that such proposals and legislation, if enacted, or regulations issued to implement the same, would have upon our financial condition or results of operations.

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

RISKS RELATING TO AN INVESTMENT IN THE CORPORATION’S COMMON STOCK

Sales in the public market of the approximately 90% of our outstanding shares of common stock that are covered by a resale registration statement filed under the Securities Act of 1933, including any sales by the small group of large stockholders that hold in the aggregate approximately 76% of those shares, could adversely affect the trading price of our common stock.

As of March 2, 2012, the following stockholders individually owned more than 9% of our outstanding shares of common stock, or an aggregate of approximately 76% of our outstanding shares: funds affiliated with Thomas H. Lee Partners, L.P. (“THL”), which own approximately 24.69%; fund affiliated with Oaktree Capital Management, L.P. (“Oaktree”), which own approximately 24.69%; the United States Department of the Treasury (the “Treasury”), which owns approximately 16.6%; and Wellington Management Company, LLP, which owns approximately 9.85%. The resale of these shares, as well as the additional shares sold in our private placement of 150 million shares in October 2011, is covered by our registration of 186,151,814 shares, or approximately 90% of our outstanding shares, in a registration statement filed under the Securities Act of 1933. We are obligated to keep this registration statement current so that the stockholders can sell their shares in the public market under this registration statement at any time. Approximately 3 million shares have been sold pursuant to this registration statement. The resale of the additional registered shares in the public market, or the perception that these sales might occur, could cause the market price of our common stock to decline.

Issuance of additional equity securities in the public markets and other capital management or business strategies that we may pursue could also depress the market price of our common stock and could result in dilution of our common stockholders, including purchasers of our common stock under the resale registration statement.

Generally, we are not restricted from issuing additional equity securities, including our Common stock. We may choose or be required in the future to identify, consider and pursue additional capital management strategies to bolster our capital position. We may issue equity securities (including convertible securities, preferred securities, and options and warrants on our common or preferred stock) in the future for a number of reasons, including to finance our operations and business strategy, to adjust our leverage ratio, to address regulatory capital concerns, to restructure currently outstanding debt or equity securities or to satisfy our obligations upon the exercise of outstanding options or warrants. Future issuances of our equity securities, including Common stock, in any transaction that we may pursue may dilute the interests of our existing common stockholders and cause the market price of our Common stock to decline.

The market price of our common stock may continue to be subject to significant fluctuations and volatility.

The stock markets have experienced high levels of volatility during the last few years. These market fluctuations have adversely affected, and may continue to adversely affect, the trading price of our Common stock. In addition, the market price of our Common stock has been subject to significant fluctuations and volatility because of factors specifically related to our businesses and may continue to fluctuate or decline. Factors that could cause fluctuations, volatility or a decline in the market price of our Common stock, many of which could be beyond our control, include the following, in addition to pending resale registration statement discussed above:

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

•

changes in governmental regulations or proposals, or new governmental regulations or proposals, affecting us, including those relating to the financial crisis and global economic downturn and those that may be specifically directed to us;

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

In March 2009, the Board of Governors of the Federal Reserve issued a supervisory guidance letter intended to provide direction to bank holding companies (“BHCs”) on the declaration and payment of dividends, capital redemptions and capital repurchases by BHCs in the context of their capital planning process. The letter reiterates the long-standing Federal Reserve supervisory policies and guidance to the effect that BHCs should only pay dividends from current earnings. More specifically, the letter heightens expectations that BHCs will inform and consult with the Federal Reserve supervisory staff on the declaration and payment of dividends that exceed earnings for the period for which a dividend is being paid. In consideration of the financial results reported for the second quarter ended June 30, 2009, we decided, as a matter of prudent fiscal management and following the Federal Reserve guidance, to suspend payment of dividends. Furthermore, our Agreement with the Federal Reserve precludes us from declaring any dividends without the prior approval of the Federal Reserve. We cannot anticipate if and when the payment of dividends might be reinstated.

This suspension may have adversely affected and may continue to adversely affect our stock price. Further, because dividends on our Series A through Series E Preferred Stock were not paid before January 31, 2011 (18 monthly dividend periods after we suspended dividend payments in August 2009), the holders of that preferred stock have the right to appoint two additional members to our board of directors. Any member of the Board of Directors appointed by the preferred stockholders is required to vacate his or her office if the Corporation returns to payment of dividends in full for twelve consecutive monthly dividend periods.

Risks Related to the Rights of Holders of Our Common Stock Compared to the Rights of Holders of Our Debt Obligations and Shares of Preferred Stock

The holders of our debt obligations, which, as of December 31, 2011, held debt in the amount of $231.9 million, and the holders of our shares of preferred stock still outstanding will have priority over our Common Stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of dividends.

In any liquidation, dissolution or winding up of First BanCorp, our Common Stock would rank below all debt claims against us and claims of all of our outstanding shares of Series A through E Preferred Stock, which have a liquidation preference of approximately $63 million.

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

Future offerings of preferred stock, which would likely be senior to our Common Stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of our Common Stock.

If the Agreements are terminated and we resume the payment of dividends on our outstanding preferred stock, our Board of Directors will again be authorized to issue one or more classes or series of preferred stock from time to time without any action on the part of the stockholders. Our Board of Directors would have the power, without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights and preferences over our Common Stock with respect to dividends or upon our dissolution, winding up and liquidation and other terms. If we issue preferred shares in the future that have a preference over our Common Stock with respect to the payment of dividends or upon liquidation, or if we issue preferred shares with voting rights that dilute the voting power of our Common Stock, the rights of holders of our Common Stock or the market price of our Common Stock could be adversely affected.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2011, First BanCorp owned the following three main offices located in Puerto Rico:

•

Headquarters – Located at First Federal Building, 1519 Ponce de León Avenue, Santurce, Puerto Rico, a 16 story office building. Approximately 60% of the building, an underground three level parking garage and an adjacent parking lot are owned by the Corporation.

•

Service Center – a building located on 1130 Muñoz Rivera Avenue, Hato Rey, Puerto Rico. These facilities accommodate branch operations, data processing and administrative and certain headquarter offices. FirstBank inaugurated the new Service Center during 2010. The recent acquired and renovated building houses 180,000 square feet of modern facilities and over 1,000 employees from operations, FirstMortgage and FirstBank Insurance Agency headquarters and customer service. In addition, it has parking for 750 vehicles and 9 training rooms, including a school for Tellers and a computer room for interactive trainings, as well as a spacious cafeteria for employees and customers.

•	Consumer Lending Center – A three-story building with a three-level parking garage located at 876 Muñoz Rivera Avenue, Hato Rey, Puerto Rico. These facilities are fully occupied by the Corporation.

The Corporation owned 22 branch and office premises and auto lots and leased 100 branch premises, loan and office centers and other facilities. In certain situations, financial services such as mortgage, insurance businesses and commercial banking services are located in the same building. All of these premises are located in Puerto Rico, Florida and in the U.S. and British Virgin Islands. Management believes that the Corporation’s properties are well maintained and are suitable for the Corporation’s business as presently conducted.

Item 3. Legal Proceedings

The Corporation and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. In the opinion of the Corporation’s management, the pending and threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition or results of operations of the Corporation.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Information about Market and Holders

The Corporation’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol FBP. In 2010, following stockholder approvals, the Corporation amended twice its certificate of incorporation to provide for an increase in the number of shares of common stock authorized for issuance from 250 million at the beginning of 2010 to 2.0 billion shares and to provide for the implementation of a one-for-fifteen reverse stock split. Effective January 7, 2011, the Corporation implemented a one-for-fifteen reverse stock split of all outstanding shares of common stock.

On March 2, 2012, there were 559 holders of record of the Corporation’s common stock, not including beneficial owners whose shares are held in record names of brokers or other nominees. The last sales price for the common stock on that date was $3.76.

On July 30, 2009, the Corporation announced the suspension of common and preferred stock dividends. The Corporation has no current plans to resume dividend payments on the common stock. The common stock ranks junior to all series of preferred stock as to dividend rights and/or as to rights on liquidation, dissolution or winding up of the Corporation.

The following table sets forth, for the calendar quarters indicated, the high and low closing sales prices and the cash dividends declared on the Corporation’s common stock during such periods.

Quarter Ended	High	Low	Last	Dividends per Share
2011:
December	$4.00	$2.57	$3.49	$—
September	4.64	2.76	2.80	—
June	5.17	3.62	4.31	—
March	7.50	4.07	5.00	—

2010:
December	$7.18	$3.60	$6.90	$—
September	9.74	4.20	4.20	—
June	55.35	7.95	7.95	—
March	42.60	28.35	36.15	—

2009:
December	$43.20	$22.65	$34.50	$—
September	63.00	45.15	45.75	—
June	113.25	59.25	59.25	1.05
March	165.75	54.45	63.90	1.05

On October 7, 2011, the Corporation successfully completed a private placement of $525 million in shares of common stock (the “capital raise”). The proceeds from the capital raise amounted to approximately $490 million (net of offering costs). Lead investors include funds affiliated with Thomas H. Lee Partners, L.P. (“THL”) and Oaktree Capital Management, L.P. (“Oaktree”) that purchased from the Corporation an aggregate of $348.2 million ($174.1 million each investor) of shares of the Corporation’s common stock.

In connection with the closing, the Corporation issued 150 million shares of common stock at $3.50 per share to institutional investors. Subsequent to the closing, in related transactions, on October 12, 2011 and October 26, 2011, each of THL and Oaktree, respectively, purchased in the aggregate 937,493 shares of common stock from certain of the institutional investors who participated in the capital raise transaction. As of the date of the filing of this Form 10-K, each of THL and Oaktree owns 24.69% of the total shares of common stock outstanding.

On December 8, 2011, the Corporation completed a rights offering in which the Corporation issued an additional 888,781 shares of common stock at $3.50 per share, and received proceeds of $3.3 million.

The Corporation has 50,000,000 shares authorized of preferred stock. First BanCorp has five outstanding series of non convertible preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A (liquidation preference $25 per share); 8.35% non-cumulative perpetual monthly income preferred stock, Series B (liquidation preference $25 per share); 7.40% non-cumulative perpetual monthly income preferred stock, Series C (liquidation preference $25 per share); 7.25% non-cumulative perpetual monthly income preferred stock, Series D (liquidation preference $25 per share,); and 7.00% non-cumulative perpetual monthly income preferred stock, Series E (liquidation preference $25 per share) (collectively the “Series A through E Preferred Stock”). Effective January 17, 2012, the Corporation delisted all of the series of non-convertible, non-cumulative preferred stock from the New York Stock Exchange. The Corporation has not arranged for listing and/or registration on another national securities exchange or for quotation of the preferred stock in a quotation medium.

The Series A through E Preferred Stock rank on parity with respect to dividend rights and rights upon liquidation, winding up or dissolution. Holders of each series of preferred stock are entitled to receive cash dividends, when, as and if declared by the board of directors of First BanCorp out of funds legally available for dividends.

The terms of the Corporation’s Series A through E Preferred Stock do not permit the Corporation to declare, set apart or pay any dividend or make any other distribution of assets on, or redeem, purchase, set apart or otherwise acquire shares of common stock or of any other class of stock of First BanCorp ranking junior to the preferred stock, unless all accrued and unpaid dividends on the preferred stock and any parity stock for the twelve monthly dividend periods ending on the immediately preceding dividend payment date shall have been paid or are paid contemporaneously; the full monthly dividend on the preferred stock and any parity stock for the then current month has been or is contemporaneously declared and paid or declared and set apart for payment; and the Corporation has not defaulted in the payment of the redemption price of any shares of the preferred stock and any parity stock called for redemption. If the Corporation is unable to pay in full the dividends on the preferred stock and on any other shares of stock of equal rank as to the payment of dividends, all dividends declared upon the preferred stock and any such other shares of stock will be declared pro rata.

The Corporation may not issue shares ranking, as to dividend rights or rights on liquidation, winding up and dissolution, senior to the Series A through E Preferred Stock, except with the consent of the holders of at least two-thirds of the outstanding aggregate liquidation preference of such preferred stock.

2010 Exchange Offer and Tresury Exchange

On August 30, 2010, the Corporation completed its offer to issue shares of its common stock in exchange for its outstanding Series A through E preferred stock, which resulted in the issuance of 15,134,347 new shares of common stock in exchange of 19,482,128 shares of preferred stock, or 89% of the outstanding Series A through E preferred stock.

In addition, on July 20, 2010, the Corporation issued $424.2 million Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series G, in exchange of the $400 million of fixed rate Cumulative Perpetual Preferred Stock, Series F, that the U.S. Treasury had acquired pursuant to the TARP Capital Purchase Program. Then, on October 7, 2011, the completion of the Capital Raise enabled the Corporation to compel the conversion of the 424,174 shares of Series G preferred stock into 32,941,797 new shares of common stock. The warrant to purchase 389,483 shares of the Corporation’s common stock at an initial price of $10.878 was adjusted as a result of the recently completed capital raise to provide for the issuance of approximately 1,285,899 shares of common stock at an exercise price of $3.29 per share.

In connection with the conversion of the Series G Preferred Stock, held by the U.S. Treasury, into common shares at a discount, completed on October 7, 2011, a one-time, non-cash increase in income attributable to common stockholders of $278 million was recognized in the fourth quarter of 2011. This non-cash increase in income available to common stockholders has no effect on the Corporation’s overall equity or its regulatory capital. As a result, the Corporation reported a net income attributable to common stockholders on a diluted basis of $195.8 million, or $2.18 per common share in 2011. Please refer to Note 22, Stockholder’s Equity, for accounting treatement and further information about the Exchange Offer and Treasury Exchange.

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

First BanCorp did not purchase any of its equity securities during 2011 or 2010.

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

Securities authorized for issuance under equity compensation plans

The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of December 31, 2011:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)		WeightedAverage Exercise Price of Outstanding Options,warrants and rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by stockholders	129,934	(1)	$202.99	8,169,807	(2)
Equity compensation plans not approved by stockholders	N/A		N/A	N/A

Total	129,934		$202.99	8,169,807

(1)	Stock options granted under the 1997 stock option plan, which expired on January 21, 2007. All outstanding awards under the stock option plan continue in full force and effect, subject to their original terms and the shares of common stock underlying the options are subject to adjustments for stock splits, reorganization and other similar events.
(2)	Securities available for future issuance under the First BanCorp 2008 Omnibus Incentive Plan (the “Omnibus Plan”), which was initially approved by stockholders on april 29, 2008 and amended with stockholder approval on December 9, 2011 to increase the number of shares reserved for issuance under the Plan. The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards. This plan allows the issuance of up to 8,169,807 shares of common stock, subject to adjustments for stock splits, reorganization and other similar events.

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

The graph below compares the cumulative total stockholder return of First BanCorp during the measurement period with the cumulative total return, assuming reinvestment of dividends, of the S&P 500 Index and the S&P Supercom Banks Index (the “Peer Group”). The Performance Graph assumes that $100 was invested on December 31, 2006 in each of First BanCorp’ common stock, the S&P 500 Index and the Peer Group. The comparisons in this table are set forth in response to SEC disclosure requirements, and are therefore not intended to forecast or be indicative of future performance of First BanCorp’s common stock.

The cumulative total stockholder return was obtained by dividing (i) the cumulative amount of dividends per share, assuming dividend reinvestment since the measurement point, December 31, 2006, plus (ii) the change in the per share price since the measurement date, by the share price at the measurement date.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial data for each of the five years in the period ended December 31, 2011. This information should be read in conjunction with the audited consolidated financial statements and the related notes thereto.

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2011	2010	2009	2008	2007
Condensed Income Statements:
Total interest income	$659,615	$832,686	$996,574	$1,126,897	$1,189,247
Total interest expense	266,103	371,011	477,532	599,016	738,231
Net interest income	393,512	461,675	519,042	527,881	451,016
Provision for loan and lease losses	236,349	634,587	579,858	190,948	120,610
Non-interest income	107,981	117,903	142,264	74,643	67,156
Non-interest expenses	338,054	366,158	352,101	333,371	307,843
(Loss) income before income taxes	(72,910)	(421,167)	(270,653)	78,205	89,719
Income tax (expense) benefit	(9,322)	(103,141)	(4,534)	31,732	(21,583)
Net (loss) income	(82,232)	(524,308)	(275,187)	109,937	68,136
Net income (loss) attributable to common stockholders—basic	173,226	(122,045)	(322,075)	69,661	27,860
Net income (loss) attributable to common stockholders—diluted	195,763	(122,045)	(322,075)	69,661	27,860
Per Common Share Results:
Net income (loss) per common share—basic	$2.69	$(10.79)	$(52.22)	$11.30	$4.83
Net income (loss) per common share—diluted	$2.18	$(10.79)	$(52.22)	$11.28	$4.81
Cash dividends declared	$—	$—	$2.10	$4.20	$4.20
Average shares outstanding	64,466	11,310	6,167	6,167	5,770
Average shares outstanding diluted	89,658	11,310	6,167	6,176	5,791
Book value per common share	$6.73	$29.71	$108.70	$161.76	$141.32
Tangible book value per common share (1)	$6.54	$27.73	$101.45	$153.32	$133.05
Balance Sheet Data:
Total loans, including loans held for sale	$10,575,214	$11,956,202	$13,949,226	$13,088,292	$11,799,746
Allowance for loan and lease losses	493,917	553,025	528,120	281,526	190,168
Money market and investment securities	2,200,888	3,369,332	4,866,617	5,709,154	4,811,413
Intangible Assets	39,787	42,141	44,698	52,083	51,034
Deferred tax asset, net	5,442	9,269	109,197	128,039	90,130
Total assets	13,127,275	15,593,077	19,628,448	19,491,268	17,186,931
Deposits	9,907,754	12,059,110	12,669,047	13,057,430	11,034,521
Borrowings	1,622,741	2,311,848	5,214,147	4,736,670	4,460,006
Total preferred equity	63,047	425,009	928,508	550,100	550,100
Total common equity	1,361,899	615,232	644,062	940,628	896,810
Accumulated other comprehensive income (loss), net of tax	19,198	17,718	26,493	57,389	(25,264)
Total equity	1,444,144	1,057,959	1,599,063	1,548,117	1,421,646
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	(0.57)	(2.93)	(1.39)	0.59	0.40
Return on Average Total Equity	(7.31)	(36.23)	(14.84)	7.67	5.14
Return on Average Common Equity	(13.38)	(80.07)	(34.07)	7.89	3.59
Average Total Equity to Average Total Assets	7.83	8.10	9.36	7.74	7.70
Interest Rate Spread (2)	2.59	2.48	2.62	2.83	2.29
Interest Rate Margin(2)	2.86	2.77	2.93	3.20	2.83
Tangible common equity ratio (1)	10.25	3.80	3.20	4.87	4.79
Dividend payout ratio	—	—	(4.03)	37.19	88.32
Efficiency ratio(3)	67.41	63.18	53.24	55.33	59.41
Asset Quality:
Allowance for loan and lease losses to loans held for investment	4.68	4.74	3.79	2.15	1.61
Net charge-offs to average loans	2.68	4.76	2.48	0.87	0.79
Provision for loan and lease losses to net charge-offs	0.80x	1.04x	1.74x	1.76x	1.36x
Non-performing assets to total assets	10.19	10.02	8.71	3.27	2.56
Non-performing loans held for investment to total loans held for investment	10.78	10.63	11.23	4.49	3.50
Allowance to total non-performing loans held for investment	43.39	44.64	33.77	47.95	46.04
Allowance to total non-performing loans held for investment,excluding residential real estate loans	61.73	65.30	47.06	90.16	93.23
Other Information:
Common Stock Price: End of period	$3.49	$6.90	$34.50	$167.10	$109.35

(1)	Non-gaap measures. Refer to “Capital” discussion below for additional information of the components and reconciliation of these measures.
(2)	On a tax equivalent basis (see “Net Interest Income” discussion below for reconciliation of these non-GAAP measures).
(3)	Non-interest expenses to the sum of net interest income and non-interest income. The denominator includes non-recurring income and changes in the fair value of derivative instruments and financial instruments measured at fair value.

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

EXECUTIVE SUMMARY

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

As described in Item 8, Note 30, Regulatory Matters, Commitments and Contingencies, FirstBank is currently operating under a Consent Order ( the “FDIC Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and First BanCorp has entered into a Written Agreement (the “Written Agreement” and collectively with the Order the “Agreements”) with the Board of Governors of the Federal Reserve System (the “FED” or “Federal Reserve”).

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

Capital Plan Execution

On October 7, 2011, the Corporation successfully completed a private placement of $525 million in shares of common stock (the “capital raise”). The proceeds from the capital raise amounted to approximately $490 million (net of offering costs), of which $435 million have been contributed to the Corporation’s wholly owned banking subsidiary, FirstBank. Lead investors include funds affiliated with Thomas H. Lee Partners, L.P. (“THL”) and Oaktree Capital Management, L.P. (“Oaktree”) that purchased from the Corporation an aggregate of $348.2 million ($174.1 million each investor) of shares of the Corporation’s common stock.

In connection with the closing, the Corporation issued 150 million shares of common stock at $3.50 per share to institutional investors. Upon the completion of this transaction and the conversion into common stock of the Series G Preferred Stock held by the U.S. Treasury, as further discussed below, each of THL and Oaktree became owners of 24.36% of the Corporation’s shares of common stock outstanding. Subsequent to the closing, in related transactions, on October 12, 2011 and October 26, 2011, each of THL and Oaktree, respectively, purchased in the aggregate 937,493 shares of common stock from certain of the institutional investors who participated in the capital raise transaction. As of the date of the filing of this Form 10-K, each of THL and Oaktree owns 24.69% of the total shares of common stock outstanding. THL and Oaktree also have the right to designate a person to serve on the Corporation’s Board of Directors. In this regard, the Corporation reconstituted its Board of Directors and Michael P. Harmon, a Managing Director with the Principal Group of Oaktree, and Thomas M. Hagerty, a Managing Director at THL were appointed as members of the Bank’s and the Corporation’s Board of Directors. In addition, Mr. Roberto R. Herencia was appointed as the new non-executive chairman of the Bank’s and the Corporation’s Board of Directors.

The completion of the capital raise allowed the conversion of the 424,174 shares of the Corporation’s Series G Preferred Stock, held by the U.S. Treasury, into 32.9 million shares of common stock at a conversion price of $9.66.

This conversion required for completion the payment of $26.4 million for past due undeclared cumulative dividends on the Series G Preferred Stock as required by the Corporation’s agreement with the U.S. Treasury.

Furthermore, On December 8, 2011, the Corporation completed a rights offering in which the Corporation issued an additional 888,781 shares of common stock at $3.50 per share, and received proceeds of $3.3 million.

With the $525 million capital infusion, the conversion to common stock of the Series G Preferred Stock held by the U.S. Treasury, and the issuance of an additional $3.3 million of capital in the rights offering (after deducting estimated offering expenses and the $26.4 million payment of cumulative dividends on the Series G Preferred Stock), the Corporation increased its total common equity by approximately $834 million.

The minimum capital ratios established by the FDIC Order are 12% for Total Capital to Risk-Weighted Assets, 10% for Tier 1 Capital to Risk-Weighted Assets and 8% for Leverage (Tier 1 Capital to Average Total Assets). As of December 31, 2011, the Corporation’s Total Capital, Tier 1 Capital and Leverage ratios were 17.12%, 15.79% and 11.91%, respectively, up from 12.02%, 10.73% and 7.57%, respectively, as of December 31, 2010. Meanwhile, FirstBank’s Total Capital, Tier 1 Capital and Leverage ratios as of December 31, 2011 were 16.58%, 15.25% and 11.52%, respectively, up from 11.57%, 10.28% and 7.25%, respectively, as of December 31, 2010. All of the capital ratios as of December 31, 2011 are well above the minimum required under the consent order with the FDIC.

OVERVIEW OF RESULTS OF OPERATIONS

First BanCorp’s results of operations generally depend primarily upon its net interest income, which is the difference between the interest income earned on its interest-earning assets, including investment securities and loans, and the interest expense incurred on its interest-bearing liabilities, including deposits and borrowings. Net interest income is affected by various factors, including: the interest rate scenario; the volumes, mix and composition of interest-earning assets and interest-bearing liabilities; and the re-pricing characteristics of these assets and liabilities. The Corporation’s results of operations also depend on the provision for loan and lease losses, which significantly affected the results for the past three years, non-interest expenses (such as personnel, occupancy, deposit insurance premiums and other costs), non-interest income (mainly service charges and fees on loans and deposits and insurance income), gains (losses) on sales of investments, gains (losses) on mortgage banking activities, and income taxes.

Net loss for the year ended December 31, 2011 amounted to $82.2 million compared to a net loss of $524.3 million for 2010 and a net loss of $275.2 million for 2009.

The narrower loss for 2011, as compared to 2010, primarily reflects: (i) a decrease of $398.2 million in the provision for loan and lease losses driven by lower charges to specific reserves on a reduced level of non-performing and adversely classified loans, and declines in charges to general reserves due to reductions in historical loss rates and the overeall decrease of the loan portfolio. The results for 2010 included a $102.9 million charge to the provision for loan and lease losses associated with the transfer of $447 milion loans held for investment to held for sale in anticipation of the strategic sale of adversely classified and non-performing loans completed early in 2011, (ii) a decrease of $93.8 million in the income tax expense as the previous year included an incremental $93.7 million non-cash charge to the valuation allowance of the Bank’s deferred tax asset, and (iii) a decrease of $28.1 million in non-interest expenses driven by reductions of $13.3 million in the provision for off-balance sheet exposures, mainly unfunded loan commitments, and the $5.1 million decrease in losses on real estate owned (REO) operations driven by lower write-downs to the value of REO properties as well as lower realized losses on sales. In addition, the FDIC insurance premium assessment decreased by $6.7 million and local regulatory examination fees decreased by $3.0 million driven by the decrease in the level of the Bank’s assets. In the case of the FDIC insurance premium, the decrease is also attributed to the Bank’s improved capital position. Partially offsetting these variances was a $68.2 million decrease in net interest income, driven by the decline in average earning assets consistent with the Corporation’s deleveraging strategies completed in 2011, and a $9.9 million decrease in non-interest income that was mainly associated with lower gains on sale of investments and non-cash charges of $4.2 million related to the Bank’s investment in the unconsolidated entity to which FirstBank sold loans with an unpaid principal balance of $510.2 million, mainly non-performing and adversely classified loans, early in 2011 partially offset by higher gains on sale of residential mortgage loans.

The following table summarizes the effect of the aforementioned factors and other factors that significantly impacted financial results in previous years on net income (loss) attributable to common stockholders and earnings (loss) per common share for the last three years:

	Year Ended December 31,
	2011		2010		2009
	Dollars	Per Share	Dollars	Per Share	Dollars	Per Share
	(In thousands, except for per common share amounts)
Net (loss) income attributable to common stockholders for prior year	$(122,045)	$(10.79)	$(322,075)	$(52.22)	$69,661	$11.28
Increase (decrease) from changes in:
Net interest income	(68,163)	(6.03)	(57,367)	(9.30)	(8,839)	(1.43)
Provision for loan and lease losses	398,238	35.21	(54,729)	(8.87)	(388,910)	(62.97)
Net gain on investments and impairments	(14,705)	(1.30)	(29,598)	(4.80)	63,953	10.36
Net nominal gain (loss) on transactions involving the sale of investment securities matched with the cancellation of borrowings prior to maturity	438	0.04	(291)	(0.05)	—	—
Equity in losses of unconsolidated entities	(4,227)	(0.37)	—	—	—	—
Other non-interest income	8,572	0.76	5,528	0.90	3,668	0.59
Employees’ compensation and benefits	2,651	0.23	11,608	1.88	9,119	1.48
Professional fees	(597)	(0.05)	(6,070)	(0.98)	592	0.10
Deposit insurance premium	6,689	0.59	(19,710)	(3.20)	(30,471)	(4.94)
Net loss on REO operations	5,148	0.46	(8,310)	(1.35)	(490)	(0.08)
Core deposit intangible impairment	—	—	3,988	0.65	(3,988)	(0.65)
Provision for off-balance sheet exposures	13,293	1.18	(6,668)	(1.08)	(2,200)	(0.36)
All other operating expenses	920	0.08	11,105	1.80	8,708	1.41
Income tax provision	93,819	8.30	(98,607)	(15.99)	(36,266)	(5.87)

Net income (loss) before changes in preferred stock dividends, preferred discount amortization and change in average common shares	320,031	28.31	(571,196)	(92.61)	(315,463)	(51.08)
Change in preferred dividends and preferred discount amortization	38,246	3.38	8,642	1.40	(6,612)	(1.07)
Favorable impact from issuing common stock in the conversion of the Series G Preferred Stock	277,995	24.58
Favorable impact from issuing common stock in exchange for Series A through E Preferred Stock	(385,387)	(34.07)	385,387	62.49	—	—
Favorable impact from issuing Series G Preferred Stock in exchange for Series F Preferred Stock	(55,122)	(4.87)	55,122	8.94	—	—
Change in average common shares	—	(15.15)	—	8.99	—	(0.07)

Net income (loss) attributable to common stockholders	$195,763	$2.18	$(122,045)	$(10.79)	$(322,075)	$(52.22)

In connection with the conversion of the Series G Preferred Stock, held by the U.S. Treasury, into common shares at a discount, completed on October 7,2011, a one-time, non-cash increase in income attributable to common stockholders of $278 million was recognized in the fourth quarter of 2011. This non-cash increase in income available to common stockholders has no effect on the Corporation’s overall equity or its regulatory capital. As a result, the Corporation reported a net income attributable to common stockholders on a diluted basis of $195.8 million, or $2.18 per common share in 2011.

The key components of the Corporation’s financial results for the year ended December 31, 2011 include the following:

•

Net interest income for the year ended December 31, 2011 was $393.5 million compared to $461.7 million and $519.0 million for the years ended December 31, 2010 and 2009, respectively. The decrease for 2011 compared to 2010 was largely attributed to the decline in the volume of interest-earning assets. The decline in the average volume of interest-earning assets reflects the impact of the Corporation’s capital plan deleveraging strategies executed in 2011 in order to preserve and improve the capital position. Average interest-earning assets decreased by $3.5 billion when compared to 2010, reflecting a $1.8 billion reduction in average total loans and leases and a $1.7 billion reduction in average investment securities. The decrease in average loans was driven by loan sales combined with repayments and charge-offs. Meanwhile, the decrease in average investment securities was primarily related to sales and prepayments of U.S. agency MBS as well as U.S. agency debt securities called prior to maturity. Partially offsetting the decline in the average volume of earning assets was an increase of 21 basis points in the net interest margin, excluding fair value adjustments on derivatives and financial liabilities measured at fair value, (for definition and reconciliation of this non-GAAP measure, refer to the “Net Interest Income” discussion below). The main driver behind the improvement in the net interest margin (excluding valuations), from 2.61% in 2010 to 2.82% in 2011, was a decrease in the average cost of funds and the utilization of excess liquidity to pay down maturing borrowings (mainly brokered CDs). The Corporation achieved improvements in the mix of funding sources with the planned reduction in brokered CDs and increased balances in core deposits. Rates paid in interest-bearing core deposit accounts were lower than the average rate on matured brokered CDs. The average volume of brokered CDs decreased by $1.9 billion during 2011, while the average balance of non-brokered deposits increased by $372.7 million. In addition, the Corporation benefited from the restructuring of $700 million of repurchase agreements that resulted in a decrease of $2.9 million of interest expense and from the early cancellation of $400 million of repurchase agreements matched with the sale of low yielding investment securities. Refer to the “Net Interest Income” discussion below for additional information.

The decrease in net interest income for 2010, compared to 2009, was mainly associated with the deleveraging of the Corporation’s balance sheet in an attempt to preserve its capital position, including sales of approximately $2.3 billion of investment securities during 2010, mainly U.S. agency MBS, and loan repayments. Net interest income was also affected by compressions in the net interest margin mainly due to lower yields on investments and the adverse impact of maintaining higher than historical liquidity levels. Approximately $1.6 billion in investment securities were called during 2010 and were replaced mainly with lower yielding U.S. agency investment securities. These factors were partially offset by the favorable impact of lower deposit pricing and the roll-off and repayments of higher cost funds, such as maturing brokered CDs, and improved spreads in commercial loans.

•

The provision for loan and lease losses for 2011 was $236.3 million compared to $634.6 million and $579.9 million for 2010 and 2009, respectively. The decrease for 2011, compared to 2010, was mainly related to lower charges to specific reserves on a reduced level of non-performing and adversely classified loans, and declines in charges to general reserves due to reductions in historical loss rates and the overeall decrease of the loan portfolio. The Corporation’s net charge-offs for 2011 were $295.5 million, or 2.68% of average loans, compared to $609.7 million, or 4.76% of average loans for 2010. Net charge-offs in 2010 included $165.1 million associated with loans transferred to held for sale and approximately $89.0 million in charge-offs for non-performing loans sold during 2010, mainly construction and commercial mortgage loans sold at a significant discount in order to reduce the Corporation’s exposure in Florida. The provision for all major loans categories, except for commercial and industrial (“C&I”) loans, decreased during 2011 and was $59.1 million less than total net charge-offs reflecting the adequacy of previously established reserves. As further explained below, the results for 2010 included a $102.9 million charge to the provision for loan and lease losses associated with the transfer of $447 million in loans held for investment to held for sale in anticipation of the strategic sale of adversely classified and non-performing loans completed early in 2011.

The increase in the provision for loan and lease losses for 2010, compared to 2009,was mainly due to the charge of $102.9 million associated with loans transferred to held for sale during the fourth quarter as a result of an agreement providing for the strategic sale of loans in a transaction designed to accelerate the de-risking of the Corporation’s balance sheet and improve the Corporation’s risk profile by selling non-performing and adversely classified loans. Excluding the impact of loans transferred to held for sale, the provision decreased $48.2 million during 2010 mainly related to lower charges to specific reserves for the construction and commercial loan portfolio, a slower migration of loans to non-performing status and the overall reduction of the loan portfolio. The provision for loans and lease losses, excluding the impact of loans transferred to held for sale, is a Non-GAAP measure, refer to the “Provision for Loan and Lease Losses”, “Risk Management” and “Basis of Presentation” discussions below for reconciliation and additional information. Much of the decrease in the provision was related to the construction loan portfolio in Florida and the C&I loan portfolio in Puerto Rico.

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

On February 16, 2011, the Corporation completed the sale of loans with an unpaid principal balance of $510.2 million (book value of $269.3 million), at a purchase price of $272.2 million to CPG/GS PR NPL, LLC (“CPG/GS”) an entity majority owned by PRLP Ventures LLC, a company created by Goldman, Sachs & Co. and Caribbean Property Group. The purchase price of $272.2 million was funded with an initial cash contribution by PRLP Ventures LLC of $88.5 million received by FirstBank, a promissory note of approximately $136 million representing seller financing provided by FirstBank, and a $47.6 million or 35% subordinated equity interest in CPG/GS retained by FirstBank. The loan portfolio sold was composed of 73% construction loans, 19% commercial real estate loans and 8% C&I loans. Approximately 93% of the loans were adversely classified loans and 55% were in non-performing status as of December 31, 2010.

The Corporation’s primary goal in agreeing to the loan sale transaction was to accelerate the de-risking of the balance sheet and improve the Corporation’s risk profile. The Bank has been operating under an Order imposed by banking regulators since June of 2010, which, among other things, requires the Bank to improve its risk profile by reducing the level of classified assets and delinquent loans. The Bank entered into this transaction to reduce the level of classified and non-performing assets and reduce its concentration in construction loans.

The following table summarizes the impact of the loans transferred to held for sale in the financial statements of 2010:

(In thousands)			Excluding
2010	As Reported	Loans transferred to Held for Sale Impact	Loans transferred to Held for Sale Impact (1)
Total loans held for investment—December 31, 2010	$11,655,436	$(446,675)	$12,102,111
Construction loans	700,579	(334,220)	1,034,799
Commercial mortgage	1,670,161	(83,211)	1,753,372
Commercial and Industrial	4,151,764	(29,244)	4,181,008

Total net charge-offs	$609,682	$165,057	$444,625
Total net charge-offs to average loans	4.76%		3.60%
Construction loans	313,153	126,950	186,203
Construction loans net charge-offs to average loans	23.80%		18.93%
Commercial mortgage	81,420	29,506	51,914
Commercial mortgage loans net charge-offs to average loans	5.02%		3.38%
Commercial and Industrial	98,473	8,601	89,872
Commercial and Industrial loans net charge-offs to average loans	2.16%		1.98%

Loans held for sale—December 31, 2010	$300,766	$281,618	$19,148 (2)
Construction loans	207,270	207,270	—
Commercial mortgage	53,705	53,705	—
Commercial and Industrial	20,643	20,643	—

Provision for loans and lease losses	$634,587	$102,938	$531,649

Net Loss	$(524,308)	$(102,938)	$(421,370)
Non-performing loans—December 31, 2010	$1,398,310	$103,883 (3)	$1,502,193

1—Non-GAAP measures

2—Consists of certain conforming residential mortgage loans held for sale in the ordinary course of business.

3—Represents charge-offs associated to non-performing loans transferred to held for sale.

•

Non-interest income for the year ended December 31, 2011 was $108.0 million compared to $117.9 million and $142.3 million for the years ended December 31, 2010 and 2009, respectively. The decrease in 2011 was driven by: (i) the impact in the previous year of a $10.7 million gain recorded on the sale of VISA Class C shares, and (ii) equity in losses of unconsolidated entities of $4.2 million recorded in 2011. Partially offsetting these factors was a $9.7 million increase in revenues from mortgage banking activities driven by a $12.1 million gain recorded in 2011 for bulk sales of approximately $518 million of performing residential mortgage loans to another financial institution. Refer to “Non-Interest Income” discussion below for additional information.

The decrease in non-interest income in 2010, compared to 2009, was mainly related to lower gains on sale of investments securities, as the Corporation realized gains of approximately $46.1 million on the sale of approximately $1.2 billion of investment securities, mainly U.S. agency MBS, compared to the $82.8 million gain recorded in 2009 mainly related also to U.S. agency MBS. In addition, a nominal loss of $0.3 million was recorded in 2010, resulting from a transaction in which the Corporation sold approximately $1.2 billion in MBS, combined with the unwinding of $1.0 billion of repurchase agreements as part of a balance sheet repositioning strategy. Partially offsetting these factors were: (i) a $6.9 million increase in gains from sales of VISA shares, (ii) a $5.0 million increase in gains from mortgage banking activities resulting from a higher volume of loans sold in the secondary market, and (iii) a $2.1 million increase in broker-dealer fees.

•

Non-interest expenses for 2011 were $338.1 million compared to $366.2 million and $352.1 million for 2009 and 2008, respectively. The decrease in non-interest expenses for 2011, as compared to 2009, was principally attributable to reductions in credit-related losses such as a $13.3 million decrease in the provision for off-balance sheet exposures, driven by reductions in reserves for unfunded loan commitments, and a $5.1 million decrease in losses on real estate owned (REO) operations attributed to lower write-downs to the value of REO properties as well as lower realized losses on sales. In addition, the FDIC insurance premium assessment decreased by $6.7 million and local regulatory examination fees decreased by $3.0 million driven by the decrease in the level of the Bank’s assets. In the case of the FDIC insurance premium, the decrease is also attribiuted to the Bank’s improved capital position. Furthermore, the Corporation reported a $2.7 million decrease in employees’ compensation driven by a lower headcount. Refer “Non-Interest Expenses” discussion below for additional information.

The increase in 2010 compared to 2009 was principally attributable to an increase of $19.7 million in the FDIC insurance premium expense, as premium rates increased and the average level of deposits grew compared to 2009, an increase of $8.3 million in losses on REO operations driven by write-downs and costs associated with a larger inventory, and an increase of $6.1 million in professional fees. These increases were partially offset by: (i) a decrease of $11.6 million in employees’ compensation driven by reductions in bonuses and other employee benefits as well as reductions in headcount, (ii) the impact in 2009 of a $4.0 million core deposit intangible impairment charge, and (iii) reductions in other controllable expenses such as a $2.8 million decrease in occupancy expenses and a $1.8 million decrease in marketing-related expenses.

•

For 2011, the Corporation recorded an income tax expense of $9.3 million, compared to $103.1 million and $4.5 million in 2010 and 2009, respectively. The fluctuation over those was mainly related to an incremental $93.7 million non-cash charge in the fourth quarter of 2010 to the valuation allowance on the Bank’s deferred tax asset. Refer to “Income Taxes” discussion below for additional information.

•

Total assets as of December 31, 2011 amounted to $13.1 billion, a decrease of $2.5 billion compared to $15.6 billion as of December 31, 2010. The Corporation continued to deleverage its balance sheet and total loans decreased by $1.3 billion mainly attributed to loan sales, including the sale of $518 million of performing residential mortgage loans to another financial institution and the aforementioned sale of a pool of loans, mainly adversely classified loans, with a book value of $269 million to CPG/GS. Charge-offs, sales of trouble assets in Florida and Puerto Rico, foreclosures and prepayments also contributed to a lower loan portfolio. Also, there was a decrease of $1.3 billion in investment securities driven by sales and prepayments of U.S. agency MBS, sales of low yielding U.S. Treasury Notes and, U.S. agency debt securities called prior to maturity. The Corporation used proceeds from sales of loans and securities to paydown maturing brokered CDs and for the early cancellation of repurchase agreements. The decrease in assets is consistent with the Corporation’s deleveraging, de-risking and balance sheet repositioning strategies, to among other things, improve its capital position and enhance net interest margins in the future. Refer to the “Financial Condition and Operating Data Analysis” discussion below for additional information.

•

As of December 31, 2011, total liabilities amounted to $11.7 billion, a decrease of $2.9 billion as compared to $14.5 billion as of December 31, 2010. The decrease in total liabilities was mainly attributable to a $2.5 billion decrease in brokered CDs, a $400 million decrease in repurchase agreements repaid prior to its schedule maturity, and a $286.0 million decrease in advances from the FHLB. Partially offsetting the aforementioned decreases was an increase of $376.6 million in non-brokered deposits. Refer to the “Risk Management – Liquidity Risk and Capital Adequacy” discussion below for additional information about the Corporation’s funding sources.

•

The Corporation’s stockholders’ equity amounted to $1.4 billion as of December 31, 2011, an increase of $386.2 million compared to the balance as of December 31, 2010, driven by net proceeds of $466.9 million in the recently completed capital raise and rights offering (net of issuance costs and the $26.4 million dividend payment on the Series G Preferred Stock) and an increase of $1.5 million in accumulated other comprehensive income due to higher unrealized gains on available-for-sale investment securities. Partially offsetting these items was the net loss of $82.2 million for 2011. After the completion of the capital raise, the rights offering and the conversion of the Series G Preferred Stock into common stock, the Corporation increased its total common equity to $1.4 billion as of December 31, 2011 from $633.0 million at the end of 2010. Mainly as a result of these transactions, the Corporation’s Total Capital, Tier 1 Capital and Leverage ratios increased to 17.12%, 15.79% and 11.91%, respectively, from 12.02%, 10.73% and 7.57%, respectively, as of December 31, 2010. Meanwhile, FirstBank’s Total Capital, Tier 1 Capital and Leverage ratios as of December 31, 2011 were 16.58%, 15.25% and 11.52%, respectively, up from 11.57%, 10.28% and 7.25%, respectively, as of December 31, 2010. In addition, the Corporation’s tangible common equity ratio increased to 10.25% as of December 31, 2011, from 3.80% as of December 31, 2010 and the Tier 1 common ratio to risk-weighted assets ratio increased to 12.96% as of December 31, 2010 from 5.01% as of December 31, 2010. Refer to the “Risk Management – Capital” section below for additional information including further information about these non-GAAP financial measures and the Corporation’s capital plan execution. Although all the regulatory capital ratios exceeded the established “well capitalized” levels, as well as the minimum capital ratios required by the FDIC Order, as of December 31, 2011, FirstBank cannot be treated as a “well-capitalized” institution under regulatory guidance while operating under the FDIC Order.

•

Total loan production, including purchases, refinancings and draws from existing commitments, for 2011 was $2.7 billion, compared to $3.0 billion for 2010, as the Corporation continues with its targeted lending activities. The decrease in loan production was mainly related to credit facilities granted to government entities, a decline of $263.7 million, partially offset by increases in residential and C&I loan originations.

•

Total non-performing loans, including non-performing loans held for sale, were $1.14 billion as of December 31, 2011 compared to $1.40 billion as of December 31, 2010, a decrease of $255.2 million. The completion of the aforementioned loan sale transaction with CPG/GS removed approximately $153.6 million of non-performing loans from the balance sheet. Although non-performing loans decreased as a result of this transaction, the Corporation’s investment in CPG/GS is subordinated to the interests of other investors in the entity and, accordingly, the Corporation’s investment in CPG/GS in the amount of $43.4 million as of December 31, 2011 is subject to risk. Excluding the impact of this loan sale transaction, non-performing loans decreased by $100.6 million, reflecting decreases in almost all major loan categories, with the exception of commercial mortgage loans. Non-performing residential mortgage loans decreased by $53.9 million driven by loans modified that successfully completed a trial period prior to be restored to accrual status, charge-offs and foreclosures. Other decreases were reflected in non-performing C&I loans held for investment, a decrease of $47.1 million, driven by the sale of a $37 million participation in a syndicated loan, a decrease of $9.8 million in non-performing consumer loans (including finance leases), and a decrease of $13.0 million in non-performing construction loans that was primarily associated with net charge-offs and the repossession and subsequent sale of the underlying collateral of a $33.0 million residential project in Florida. These decreases were partially offset by an increase of $23.2 million in non-performing commercial mortgage loans driven by the inflow to non-performing status of a $36.6 million relationship. It is important to note that while the Corporation did place this relationship in non-accrual status in the fourth quarter of 2011, the relationship is current on its payments and the Corporation has already noted some positives in its performance. Refer to the “Risk Management—Non-accruing and Non-performing Assets” section below for additional information.

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

The adequacy of the allowance for loan and lease losses is based on judgments related to the credit quality of the loan portfolio. These judgments consider on-going evaluations of the loan portfolio, including such factors as the economic risks associated to each loan class, the financial condition of specific borrowers, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. In addition, to the general economic conditions and other factors described above, additional factors also considered include: the impact of changes in the residential real estate value and the internal risk ratings assigned to the loan. Internal risk ratings are assigned to each business loan at the time of approval and are subject to subsequent periodic reviews by the Corporation’s senior management. The allowance for loan and lease losses is reviewed on a quarterly basis as part of the Corporation’s continued evaluation of its asset quality.

The allowance for loan and lease losses is increased through a provision for credit losses that is charged to earnings, based on the quarterly evaluation of the factors previously mentioned, and is reduced by charge-offs, net of recoveries.

The allowance for loan and lease losses consists of specific reserves related to specific valuations for loans considered to be impaired and general reserves. A specific valuation allowance is established for those loans in the Commercial Mortgage, Construction and Commercial and Industrial and Residential Mortgage loan portfolios classified as impaired, primarily when the collateral value of the loan (if the impaired loan is determined to be collateral dependent) or the present value of the expected future cash flows discounted at the loan’s effective rate is lower than the carrying amount of that loan. The specific valuation allowance is computed on commercial mortgage, construction, commercial and industrial, and real estate loans with individual principal balances of $1 million or more, TDRs which are individually evaluated, as well as smaller residential mortgage loans and home equity lines of credit considered impaired based on their delinquency and loan-to-value levels. When foreclosure is probable, the impairment measure is based on the fair value of the collateral. The fair value of the collateral is generally obtained from appraisals. Updated appraisals are obtained when the Corporation determines that loans are impaired and are generally updated annually thereafter. In addition, appraisals and/or broker price opinions are also obtained for residential mortgage loans based on specific characteristics such as delinquency levels, age of the appraisal, and loan-to-value ratios. The excess of the recorded investment in collateral dependent loans over the resulting fair value of the collateral is charged-off when deemed uncollectible. For residential mortgage loans the determination of reserves included the incorporation of updated loss factors applicable to loans expected to liquidate over the next twelve months considering the expected realization of similar asset values at disposition.

For all other loans, which include, small, homogeneous loans, such as auto loans, all classes in the consumer loans portfolio, residential mortgages in amounts under $1 million, and commercial and construction loans not considered impaired, the Corporation maintains a general valuation allowance. The risk category of these loans is based on the delinquency and the Corporation updates the factors used to compute the reserve factors on a quarterly basis. The general reserve is primarily determined by applying loss factors according to the loan type and assigned risk category (pass, special mention and substandard not impaired; all doubtful loans are considered impaired). The general reserve for consumer loans is based on factors such as delinquency trends, credit bureau score bands, portfolio type, geographical location, bankruptcy trends, recent market transactions, collateral values, and other environmental factors such as economic forecasts. The analyses of the residential mortgage pools are performed at the individual loan level and then aggregated to determine the expected loss ratio. The model applies risk-adjusted prepayment curves, default curves, and severity curves to each loan in the pool. The severity is affected by the expected house price scenario based on recent house price trends. Default curves are used in the model to determine expected delinquency levels. The risk-adjusted timing of liquidation and associated costs is used in the model and is risk-adjusted for the area in which the property is located (Puerto Rico, Florida, or Virgin Islands). For commercial loans, including construction loans, the general reserve is based on historical loss ratios. Loss ratios are based on the moving average of charge-offs over a historical 24-month loss period, applying adjustments, as necessary to each loss rate based on assessments of recent charge-off trends (12 months), collateral values, and economic and business influences impacting expected losses. The methodology of accounting for all probable losses in loans not individually measured for impairment purposes is made in accordance with authoritative accounting guidance that requires that losses be accrued when they are probable of occurring and estimable.

Charge-off of Uncollectible Loans—Loan and lease losses are charged-off and recoveries are credited to the allowance for loan and lease losses. Collateral dependent loans in the Construction, Commercial Mortgage and Commercial and Industrial loan portfolios are charged-off to their fair value when loans are considered impaired. Within the consumer loan portfolio, loans in the auto and finance leases classes are reserved at 120 days delinquent and charged-off to their estimated net realizable value when collateral deficiency is deemed uncollectible (i.e. when foreclosure is probable). Within the other consumer loans class, closed-end loans are charged-off when payments are 120 days in arrears and open-end (revolving credit) consumer loans are charged-off when payments are 180 days in arrears. Residential mortgage loans individually evaluated for impairment purposes based on its delinquency and original loan to value levels are charged-off to its fair value when there is a collateral deficiency on a quarterly basis. Any loan in any portfolio may be charged-off or written down to the fair value of the collateral prior to the policies described above if a loss confirming event occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, or receipt of an asset valuation indicating a collateral deficiency and that asset is the sole source of repayment.

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

The impairment analysis of fixed income securities places special emphasis on the analysis of the cash position of the issuer and its cash and capital generation capacity, which could increase or diminish the issuer’s ability to repay its bond obligations, the length of time and the extent to which the fair value has been less than the amortized cost basis and changes in the near-term prospects of the underlying collateral, if applicable, such as changes in default rates, loss severity given default and significant changes in prepayment assumptions. The Corporation also takes into consideration the latest information available about the overall financial condition of an issuer, credit ratings, recent legislation and government actions affecting the issuer’s industry and actions taken by the issuer to deal with the present economic climate. OTTI losses on debt securities must be recognized in earnings if the Corporation has the intent to sell the debt security or it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. However, even if the Corporation does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a credit loss has occurred. An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. The credit loss component of an OTTI, if any, is recorded as a component of Net impairment losses on investment securities in the statements of (loss) income, while the remaining portion of the impairment loss is recognized in other comprehensive income, net of taxes, provided the Corporation does not intend to sell the underlying debt security and it is “more likely than not” that the Corporation will not have to sell the debt security prior to recovery. The previous amortized cost basis less the OTTI recognized in earnings is the new amortized cost basis of the investment. The new amortized cost basis is not adjusted for subsequent recoveries in fair value. However, for debt securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income. For further disclosures, refer to Note 4 to the consolidated financial statements.

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

Income Taxes

The Corporation is required to estimate income taxes in preparing its consolidated financial statements. This involves the estimation of current income tax expense together with an assessment of temporary differences resulting from differences in the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The determination of current income tax expense involves estimates and assumptions that require the Corporation to assume certain positions based on its interpretation of current tax regulations. Management assesses the relative benefits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial and regulatory guidance and recognizes tax benefits only when deemed probable. Changes in assumptions affecting estimates may be required in the future and estimated tax liabilities may need to be increased or decreased accordingly. The accrual of tax contingencies is adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. The Corporation’s effective tax rate includes the impact of tax contingencies and changes to such accruals, as considered appropriate by management. When particular matters arise, a number of years may elapse before such matters are audited by the taxing authorities and finally resolved. Favorable resolution of such matters or the expiration of the statute of limitations may result in the release of tax contingencies which are recognized as a reduction to the Corporation’s effective rate in the year of resolution. Unfavorable settlement of any particular issue could increase the effective rate and may require the use of cash in the year of resolution. Information regarding income taxes is included in Note 26 to the Corporation’s audited financial statements for the year ended December 31, 2011 included in Item 8 of this Form 10-K.

The determination of deferred tax expense or benefit is based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of the Corporation’s net deferred tax asset assumes that the Corporation will be able to generate sufficient future taxable income based on estimates and assumptions. If these estimates and related assumptions change, the Corporation may be required to record valuation allowances against its deferred tax asset resulting in additional income tax expense in the consolidated statements of income. Management evaluates its deferred tax asset on a quarterly basis and assesses the need for a valuation allowance, if any. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax asset will not be realized. Changes in the valuation allowance from period to period are included in the Corporation’s tax provision in the period of change (see Note 26 to the Corporation’s audited financial statements for the year ended December 31, 2011 included in Item 8 of this Form 10-K).

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

On January 31, 2011, the Puerto Rico Government approved Act No. 1, which repealed the 1994 Code (“1994 PR Code”) and replaces it with the Puerto Rico Internal Revenue Code of 2011 (“2011 PR Code”). The provisions of the 2011 PR Code are generally applicable to taxable years commencing after December 31, 2010. Under the 2011 PR Code, the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns and, thus, the Corporation is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operation loss, a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable carry forward period (7 years under the 2011 PR Code for losses incurred during tax year, except for losses incurred during tax years commenced after December 31, 2004 and before December 31, 2012 that the carryforward period is extended to 10 years). The 2011 PR Code provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations. Dividend payments from a U.S. subsidiary to the Corporation are subject to a 10% withholding tax based on the provisions of the U.S. Internal Revenue Code.

Under the 2011 PR Code, First BanCorp is subject to a maximum statutory tax rate of 30% (25% for taxable years commencing after December 31, 2013 if certain economic conditions are met by the Puerto Rico economy). The 2011 PR Code also includes an alternative minimum tax of 20% that applies if the Corporation’s regular income tax liability is less than the alternative minimum tax requirements. Prior to the 2011 PR Code, First BanCorp maximum statutory tax rate was 39% except for tax years commenced after December 31, 2008 and before January 1, 2012 which was 40.95% due to the approval by the Puerto Rico Government of Act No. 7 (the “Act”), to stimulate Puerto Rico’s economy and to reduce the Puerto Rico Government’s fiscal deficit. The act imposed a series of temporary and permanent measures, including the imposition of a 5% surtax over the total income tax determined, which was applicable to corporation, among others, whose combined income exceeds $100,000, effectively resulting in an increased in the maximum statutory tax rate from 39% to 40.95% and an increase in capital gain statutory tax rate from 15% to 15.75%.

The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through International Banking Entity (“IBE”) of the Bank and through the Bank’s subsidiary, FirstBank Overseas Corporation, in which the interest income and gain on sales in exempt from Puerto Rico and U.S. income taxation except for tax years that commenced after December 31, 2008 and before January 1, 2012, for which the Act No. 7 imposed a special 5% tax to all IBEs and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico. IBEs that operate as a unit of a bank pay income taxes at normal rates to the extent that the IBEs’ net income exceeds 20% of the bank’s total net taxable income.

The FASB issued authoritative guidance that prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken on income tax returns. Under the authoritative accounting guidance, income tax benefits are recognized and measured upon a two-step model: 1) a tax position must be more likely than not to be sustained based solely on its technical merits in order to be recognized, and 2) the benefit is measured as the largest dollar amount of that position that is more likely than not to be sustained upon settlement. The difference between the benefit recognized in accordance with this model and the tax benefit claimed on a tax return is referred to as an Unrecognized Tax Benefit (“UTB”). The Corporation classifies interest and penalties, if any, related to UTBs as components of income tax expense. Refer to Note 26 of the Corporation’s audited financial statements for the year ended December 31, 2011 included in Item 8 of this Form 10-K for further information related to this accounting guidance.

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

Valuation of financial instruments

The measurement of fair value is fundamental to the Corporation’s presentation of its financial condition and results of operations. The Corporation holds fixed income and equity securities, derivatives, investments and other financial instruments at fair value. The Corporation holds its investments and liabilities on the statement of financial condition mainly to manage liquidity needs and interest rate risks. A significant part of these assets and liabilities is reflected at fair value on the Corporation’s financial statements.

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

The following is a description of the valuation methodologies used for instruments measured at fair value:

Medium-Term Notes (Level 2 inputs)

The fair value of the medium-term note is computed using a discounted cash flow analysis over the full term of the borrowings using the notional amount outstanding. The discount rate used in the valuation considers the 3-month LIBOR forward curve and the credit spread at every cash flow.

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

Private label MBS are collateralized by fixed-rate mortgages on single-family residential properties in the United States; the interest rate on the securities is variable, tied to 3-month LIBOR and limited to the weighted-average coupon of the underlying collateral. The market valuation represents the estimated net cash flows over the projected life of the pool of underlying assets applying a discount rate that reflects market observed floating spreads over LIBOR, with a widening spread bias on a non-rated security. The market valuation is derived from a model that utilizes relevant assumptions such as prepayment rate, default rate, and loss severity on a loan level basis. The Corporation modeled the cash flow from the fixed-rate mortgage collateral using a static cash flow analysis according to collateral attributes of the underlying mortgage pool (i.e. loan term, current balance, note rate, rate adjustment type, rate adjustment frequency, rate caps, others) in combination with prepayment forecasts obtained from a commercially available prepayment model (ADCO). The variable cash flow of the security is modeled using the 3-month LIBOR forward curve. Loss assumptions were driven by the combination of default and loss severity estimates, taking into account loan credit characteristics (loan-to-value, state, origination date, property type, occupancy loan purpose, documentation type, debt-to-income ratio, other) to provide an estimate of default and loss severity. Refer to Note 4 of the Corporation’s audited financial statements for the year ended December 31, 2011 included in Item 8 of this Form 10-K for additional information about assumptions used in the valuation of private label MBS.

Derivative Instruments

The fair value of most of the derivative instruments is based on observable market parameters and takes into consideration the credit risk component of paying counterparties when appropriate, except when collateral is pledged. That is, on interest rate swaps, the credit risk of both counterparties is included in the valuation; and on options and caps, only the seller’s credit risk is considered. The derivative instruments, namely swaps and caps, were valued using a discounting cash flows approach using US LIBOR and swap rate for each cash flow. Derivatives include interest rate swaps used for protection against rising interest rates and, prior to June 30, 2009, included interest rate swaps to economically hedge brokered CDs and medium-term notes. For these interest rate swaps, a credit component is not considered in the valuation since the Corporation has fully collateralized with investment securities any mark-to-market loss with the counterparty and, if there were market gains, the counterparty had to deliver collateral to the Corporation.

Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full.

Certain derivatives with limited market activity, as is the case with derivative instruments named as “reference caps,” were valued using models that consider unobservable market parameters (Level 3). Reference caps were used mainly to hedge interest rate risk inherent in private label MBS, thus were tied to the notional amount of the underlying fixed-rate mortgage loans originated in the United States. The counterparty to these derivative instruments failed on April 30, 2010. The Corporation currently has a claim with the FDIC and the exposure to fair value of $3.0 million was recorded as an accounts receivable. The Corporation no longer accounts for these reference caps as derivative instruments. In the past, significant inputs used for fair value determination consisted of specific characteristics such as information used in the prepayment model which follow the amortizing schedule of the underlying loans, which was an unobservable input. The valuation model used the Black formula, which is a benchmark standard in the financial industry. The Black formula is similar to the Black-Scholes formula for valuing stock options except that the spot price of the underlying is replaced by the forward price. The Black formula uses as inputs the strike price of the cap, forward LIBOR rates, volatility estimates and discount rates to estimate the option value. LIBOR rates and swap rates are obtained from Bloomberg L.P. (“Bloomberg”) every day and are used to build a zero coupon curve based on the Bloomberg LIBOR/Swap curve. The discount factor is then calculated from the zero coupon curve. The cap is the sum of all caplets. For each caplet, the rate is reset at the beginning of each reporting period and payments are made at the end of each period. The cash flow of the caplet is then discounted from each payment date.

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

Non-Performing and Past Due Loans—Loans on which the recognition of interest income has been discontinued are designated as non-performing. Loans are classified as non-performing when interest and principal have not been received for a period of 90 days or more, with the exception of FHA/VA and other guaranteed residential mortgages which continue to accrue interest. The Corporation continues to accrue interest on government guaranteed loans since principal and interest are guaranteed by the U.S. government, therefore, the risk of loss on these types of loans is very low. Any loan in any portfolio may be placed on non-performing status prior to the policies describe above when there are doubts about the potential to collect all of the principal based on collateral deficiencies or, in other situations, when collection of all of the principal or interest is not expected under the contractual terms due to deterioration in the financial condition of the borrower. For all classes within the loan portfolios, when a loan is placed on non-performing status, any accrued but uncollected interest income is reversed and charged against interest income. Interest income on non-performing loans is recognized only to the extent it is received in cash. However, where there is doubt regarding the ultimate collectability of loan principal, all cash thereafter received is applied to reduce the carrying value of such loans (i.e., the cost recovery method). Loans are restored to accrual status only when future payments of interest and principal are reasonably assured.

Impaired Loans—A loan in any class is considered impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the loan agreement. The Corporation measures impairment individually for those loans in the Construction, Commercial Mortgage and Commercial and Industrial portfolios with a principal balance of $1 million or more, including loans for which a charge-off has been recorded based upon the fair value of the underlying collateral. The Corporation also evaluates for impairment purposes certain residential mortgage loans and home equity lines of credit with high delinquency and loan-to-value levels. Generally, consumer loans within any class are not individually evaluated on a regular basis for impairment except for impaired marine financing loans over $1 million and home equity lines with high delinquency and loan-to-value levels.

Impaired loans also include loans that have been modified in troubled debt restructurings (“TDRs”). A restructuring of a loan constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. TDRs typically result from the Corporation’s loss mitigation activities and in accordance with guidelines of the government’s Home Affordable Mortgage Program, and could include rate reductions, principal forgiveness, forbearance, refinancing of any past due amounts, including interest, escrow and late charges and fees, extensions of maturities and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. TDRs are classified as either accrual or nonaccrual loans. A loan on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure for a minimum of six months and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loans being returned to accrual at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Refer to Note 8 for additional qualitative and quantitative information about TDRs. Refer to Note 8 of the Corporation’s audited financial statements for the year ended December 31, 2011 included in Item 8 of this Form 10-K for additional qualitative and quantitative information about TDRs.

The Corporation removes loans from TDR classification, consistent with authoritative guidance, that allows for a TDR to be removed from this classification in years following the modification only when the following two circumstances are met:

(i)	The loan is in compliance with the terms of the restructuring agreement and, therefore, is not considered impaired; and

(ii)	The loan yields a market interest rate at the time of the restructuring. In other words, the loan was restructured with an interest rate equal to or greater than what the Corporation would have been willing to accept at the time of the restructuring for a new loan with comparable risk.

If both of the conditions are met in, the loan can be removed from the TDR classification in calendar years after the year in which the restructuring took place. A sustained performance period, generally six months, is required prior to removal from TDR classification.

With respect to loan splits, generally, Note A of a loan split is restructured under market terms, and Note B is fully charged-off. If Note A is in compliance with the restructured terms in years following the restructuring, Note A will be removed from the TDR classification.

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

Recent Accounting Pronouncements

The FASB has issued the following accounting pronouncements and guidance relevant to the Corporation’s operations:

In December 2010, the FASB updated the Accounting Standards Codification (“Codification”) to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. As a result, GAAP improved by eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. As a result, goodwill impairments may be reported sooner than under current practice. The objective of this Update is to address questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the test is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero. As a result of that conclusion, some constituents raised concerns that Step 2 of the test is not performed despite factors indicating that goodwill may be impaired. The amendments in this Update do not provide guidance on how to determine the carrying amount or measure the fair value of the reporting unit. For public entities, the amendments in this Update were effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this guidance did not have an impact on the Corporation’s financial statements.

In December 2010, the FASB updated the Codification to clarify required disclosures of supplementary pro forma information for business combinations. The amendments specify that, if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual period only. Additionally, the Update expands disclosures to include a description of the nature and amount of material nonrecurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings. This guidance was effective for reporting periods beginning after December 15, 2010; early adoption is permitted. The Corporation adopted this guidance with no impact on the financial statements.

In April 2011, the FASB updated the Codification to clarify the guidance on a creditor’s evaluation of whether a restructuring constitutes a troubled debt restructuring (“TDR”). Under the amendments, a creditor must separately conclude that a loan modification constitutes a “concession” and that the debtor is experiencing “financial difficulties” when evaluating whether a loan modification constitutes a TDR. If a creditor determines that it has granted a concession to a debtor, the creditor must make a separate assessment about whether the debtor is experiencing financial difficulties to determine whether the restructuring constitutes a TDR. The amendments clarify the guidance on a creditor’s evaluation of whether it has granted a concession and what constitutes financial difficulty. In addition, the amendments clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a TDR. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Corporation adopted this guidance during the third quarter of 2011. As a result of adopting the amendments in this Update, the Corporation reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) for identification as troubled debt restructurings. Upon identifying those receivables as troubled debt restructurings, the Corporations identified them as impaired under the applicable guidance. The amendments in this Update require prospective application of the impairment measurement guidance for those receivables newly identified as TDRs. At the end of the first interim period of adoption (September 30, 2011), the recorded investment in receivables newly identified as TDR under the applicable guidance of this Update was $99.5 million, and the allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss as of September 30, 2011, was $13.0 million. Refer to Note 8 of the Corporation’s audited financial statements for the year ended December 31, 2011 included in Item 8 of this Form 10-K for required disclosures and additional information.

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

In December 2011, the FASB updated the Codification to clarify the guidance on the derecognition of in substance real estate in order to resolve the diversity in practice when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. That is, even if the reporting entity ceases to have a controlling financial interest, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. The Corporation is currently evaluating the impact, if any, of the adoption of this guidance on its financial statements.

In December 2011, the FASB updated the Codification to enhance and provided converged disclosures about financial and derivative instruments that are either offset on the balance sheet, or are subject to an enforceable master netting arrangement (or other similar arrangement). Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments in this Update are effective for interim and annual period beginning on or after January 1, 2013. The Corporation is currently evaluating the impact of the adoption of this guidance, if any, on its financial statements.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the excess of interest earned by First BanCorp on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp’s net interest income is subject to interest rate risk due to the re-pricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the year ended December 31, 2011 was $393.5 million, compared to $461.7 million and $519.0 million for 2010 and 2009, respectively. On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments and unrealized gains and losses on liabilities measured at fair value net interest income for the year ended December 31, 2011 was $406.0 million, compared to $489.8 million and $567.2 million for 2010 and 2009, respectively.

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

Part I

	Average volume			Interest income(1) / expense			Average rate(1)
Year Ended December 31,	2011	2010	2009	2011	2010	2009	2011	2010	2009
		(Dollars in thousands)
Interest-earning assets:
Money market & other short-term investments	$567,548	$778,412	$182,205	$1,556	$2,049	$577	0.27%	0.26%	0.32%
Government obligations (2)	1,350,505	1,368,368	1,345,591	20,992	32,466	54,323	1.55%	2.37%	4.04%
Mortgage-backed securities	1,181,183	2,658,279	4,254,044	44,140	121,587	238,992	3.74%	4.57%	5.62%
Corporate bonds	2,000	2,000	4,769	116	116	294	5.80%	5.80%	6.16%
FHLB stock	43,676	65,297	76,982	1,885	2,894	3,082	4.32%	4.43%	4.00%
Equity securities	1,377	1,481	2,071	1	15	126	0.07%	1.01%	6.08%

Total investments (3)	3,146,289	4,873,837	5,865,662	68,690	159,127	297,394	2.18%	3.26%	5.07%

Residential mortgage loans	2,944,367	3,488,037	3,523,576	165,502	207,700	213,583	5.62%	5.95%	6.06%
Construction loans	616,980	1,315,794	1,590,309	17,026	33,329	52,908	2.76%	2.53%	3.33%
C&I and commercial mortgage loans	5,849,444	6,190,959	6,343,635	237,410	262,940	263,935	4.06%	4.25%	4.16%
Finance leases	263,403	299,869	341,943	21,879	24,416	28,077	8.31%	8.14%	8.21%
Consumer loans	1,357,381	1,506,448	1,661,099	157,451	174,846	188,775	11.60%	11.61%	11.36%

Total loans (4)(5)	11,031,575	12,801,107	13,460,562	599,268	703,231	747,278	5.43%	5.49%	5.55%

Total interest-earning assets	$14,177,864	$17,674,944	$19,326,224	$667,958	$862,358	$1,044,672	4.71%	4.88%	5.41%

Interest-bearing liabilities:
Interest-bearing checking accounts	$1,014,280	$1,057,558	$866,464	$13,760	$19,060	$19,995	1.36%	1.80%	2.31%
Savings accounts	2,032,665	1,967,338	1,540,473	20,530	24,238	19,032	1.01%	1.23%	1.24%
Certificates of deposit	2,260,106	1,909,406	1,680,325	45,960	44,788	50,939	2.03%	2.35%	3.03%
Brokered CDs	5,134,699	7,002,343	7,300,696	111,477	160,628	227,896	2.17%	2.29%	3.12%

Interest-bearing deposits	10,441,750	11,936,645	11,387,958	191,727	248,714	317,862	1.84%	2.08%	2.79%
Loans payable	—	299,589	643,618	—	3,442	2,331	0.00%	1.15%	0.36%
Other borrowed funds	1,459,476	2,436,091	3,745,980	53,873	91,386	124,340	3.69%	3.75%	3.32%
FHLB advances	467,522	888,298	1,322,136	16,336	29,037	32,954	3.49%	3.27%	2.49%

Total interest-bearing liabilities (6)	$12,368,748	$15,560,623	$17,099,692	$261,936	$372,579	$477,487	2.12%	2.39%	2.79%

Net interest income				$406,022	$489,779	$567,185

Interest rate spread							2.59%	2.49%	2.62%
Net interest margin							2.86%	2.77%	2.93%

(1)	On an adjusted tax-equivalent basis. The adjusted tax-equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less the Puerto Rico statutory tax rate as adjusted for changes to enacted tax rates (30.0% for the Corporation’s subsidiaries other than IBEs and 25% for the Corporation’s IBEs in 2011; 40.95% for the Corporation’s subsidiaries other than IBEs and 35.95% for the Corporation’s IBES in 2010 and 2009) and adding to it the cost of interest-bearing liabilities. The tax-equivalent adjustment recognizes the income tax savings when comparing taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread and net interest margin on a fully tax-equivalent basis. Therefore, management believes these measures provide useful information to investors by allowing them to make peer comparisons. Changes in the fair value of derivative instruments and unrealized gains or losses on liabilities measured at fair value are excluded from interest income and interest expense because the changes in valuation do not affect interest paid or received.
(2)	Government obligations include debt issued by government sponsored agencies.
(3)	Unrealized gains and losses in available-for-sale securities are excluded from the average volumes.
(4)	Average loan balances include the average of non-performing loans.
(5)	Interest income on loans includes $9.8 million, $10.7 million, and $11.2 million for 2011, 2010 and 2009, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.
(6)	Unrealized gains and losses on liabilities measured at fair value are excluded from the average volumes.

Part II

	2011 Compared to 2010 Increase (decrease) Due to:			2010 Compared to 2009 Increase (decrease) Due to:
	Volume	Rate	Total	Volume	Rate	Total
			(In thousands)
Interest income on interest-earning assets:
Money market & other short-term investments	(560)	67	$(493)	1,745	(273)	$1,472
Government obligations	(417)	(11,057)	(11,474)	767	(22,624)	(21,857)
Mortgage-backed securities	(58,369)	(19,078)	(77,447)	(78,371)	(39,034)	(117,405)
Corporate bonds	—	—	—	(162)	(16)	(178)
FHLB stock	(939)	(70)	(1,009)	(493)	305	(188)
Equity securities	(1)	(13)	(14)	(28)	(83)	(111)

Total investments	(60,286)	(30,151)	(90,437)	(76,542)	(61,725)	(138,267)

Residential mortgage loans	(31,123)	(11,075)	(42,198)	(2,101)	(3,782)	(5,883)
Construction loans	(18,505)	2,202	(16,303)	(8,186)	(11,393)	(19,579)
C&I and commercial mortgage loans	(14,102)	(11,428)	(25,530)	(6,528)	5,533	(995)
Finance leases	(3,008)	471	(2,537)	(3,424)	(237)	(3,661)
Consumer loans	(17,245)	(150)	(17,395)	(17,825)	3,896	(13,929)

Total loans	(83,983)	(19,980)	(103,963)	(38,064)	(5,983)	(44,047)

Total interest income	(144,269)	(50,131)	(194,400)	(114,606)	(67,708)	(182,314)

Interest expense on interest-bearing liabilities:
Brokered CDs	(41,080)	(8,071)	(49,151)	(8,958)	(58,310)	(67,268)
Other interest-bearing deposits	7,714	(15,550)	(7,836)	16,756	(18,636)	(1,880)
Loans payable	(3,442)	—	(3,442)	(2,606)	3,717	1,111
Other borrowed funds	(36,073)	(1,440)	(37,513)	(46,275)	13,321	(32,954)
FHLB advances	(14,207)	1,506	(12,701)	(12,516)	8,599	(3,917)

Total interest expense	(87,088)	(23,555)	(110,643)	(53,599)	(51,309)	(104,908)

Change in net interest income	$(57,181)	$(26,576)	$(83,757)	$(61,007)	$(16,399)	$(77,406)

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

The following table reconciles net interest income in accordance with GAAP to net interest income, excluding valuations, and net interest income on an adjusted tax-equivalent basis. The table also reconciles net interest spread and net interest margin on a GAAP basis to these items excluding valuations and on an adjusted tax-equivalent basis:

	$12,368,748	$12,368,748	$12,368,748
	Year Ended December 31,
	2011	2010	2009
Net Interest Income (in thousands)
Interest Income—GAAP	$659,615	$832,686	$996,574
Unrealized loss (gain) on derivative instruments	1,548	1,266	(5,519)

Interest income excluding valuations	661,163	833,952	991,055
Tax-equivalent adjustment	6,795	28,406	53,617

Interest income on a tax-equivalent basis excluding valuations	667,958	862,358	1,044,672

Interest Expense—GAAP	266,103	371,011	477,532
Unrealized (loss) gain on derivative instruments and liabilities measured at fair value	(4,167)	1,568	(45)

Interest expense excluding valuations	261,936	372,579	477,487

Net interest income—GAAP	$393,512	$461,675	$519,042

Net interest income excluding valuations	$399,227	$461,373	$513,568

Net interest income on a tax-equivalent basis excluding valuations	$406,022	$489,779	$567,185

Average Balances (in thousands)
Loans and leases	$11,031,575	$12,801,107	$13,460,562
Total securities and other short-term investments	3,146,289	4,873,837	5,865,662

Average Interest-Earning Assets	$14,177,864	$17,674,944	$19,326,224

Average Interest-Bearing Liabilities	$12,368,748	$15,560,623	$17,099,692

Average Yield/Rate
Average yield on interest-earning assets—GAAP	4.65%	4.71%	5.16%
Average rate on interest-bearing liabilities—GAAP	2.15%	2.38%	2.79%

Net interest spread—GAAP	2.50%	2.33%	2.37%

Net interest margin—GAAP	2.78%	2.61%	2.69%

Average yield on interest-earning assets excluding valuations	4.66%	4.72%	5.13%
Average rate on interest-bearing liabilities excluding valuations	2.12%	2.39%	2.79%

Net interest spread excluding valuations	2.54%	2.33%	2.34%

Net interest margin excluding valuations	2.82%	2.61%	2.66%

Average yield on interest-earning assets on a tax-equivalent basis and excluding valuations	4.71%	4.88%	5.41%
Average rate on interest-bearing liabilities excluding valuations	2.12%	2.39%	2.79%

Net interest spread on a tax-equivalent basis and excluding valuations	2.59%	2.49%	2.62%

Net interest margin on a tax-equivalent basis and excluding valuations	2.86%	2.77%	2.93%

The following table summarizes the components of the changes in fair values of interest rate swaps and interest rate caps, which are included in interest income:

	$12,368,7480	$12,368,7480	$12,368,7480
	Year Ended December 31,
(In thousands)	2011	2010	2009
Unrealized (loss) gain on derivatives (economic undesignated hedges):
Interest rate caps	$—	$(1,174)	$3,496
Interest rate swaps on loans	(1,548)	(92)	2,023

Net unrealized (loss) gain on derivatives (economic undesignated hedges)	$(1,548)	$(1,266)	$5,519

The following table summarizes the components of the net unrealized gain and loss on derivatives (economic undesignated hedges) and net unrealized gain and loss on liabilities measured at fair value which are included in interest expense:

	Year Ended December 31,
(In thousands)	2011	2010	2009
	(In thousands)
Unrealized (gain) loss on derivatives (economic undesignated hedges):
Interest rate swaps on brokered CDs and options on stock index options	$—	$2	$5,321
Interest rate swaps and other derivatives on medium-term notes	(45)	(51)	199

Net unrealized (gain) loss on derivatives (economic undesignated hedges)	(45)	(49)	5,520

Unrealized (gain) loss on liabilities measured at fair value:
Unrealized (gain) loss on brokered CDs	—	—	(8,696)
Unrealized (gain) loss on medium-term notes	(4,122)	(1,519)	3,221

Net unrealized (gain) loss on liabilities measured at fair value:	(4,122)	(1,519)	(5,475)

Net unrealized (gain) loss on derivatives (economic undesignated hedges) and liabilities measured at fair value	$(4,167)	$(1,568)	$45

Interest income on interest-earning assets primarily represents interest earned on loans receivable and investment securities.

Interest expense on interest-bearing liabilities primarily represents interest paid on brokered CDs, branch-based deposits, repurchase agreement, advances from the FHLB and FED and notes payable.

Unrealized gains or losses on derivatives represent changes in the fair value of derivatives, primarily interest rate swaps and caps used for protection against rising interest rates and, for 2009, mainly related to interest rate swaps that economically hedged brokered CDs and medium term notes. All interest rate swaps related to brokered CDs were called during the course of 2009 due to the low level of interest rates and, as a consequence, the Corporation exercised its call option on the swapped-to-floating brokered CDs that were recorded at fair value.

Unrealized gains or losses on liabilities measured at fair value represents the change in the fair value of such liabilities (medium-term notes and brokered CDs), other than the accrual of interests.

Derivative instruments, such as interest rate swaps, are subject to market risk. While the Corporation does have certain trading derivatives to facilitate customer transactions, the Corporation does not utilize derivative instruments for speculative purposes. As of December 31, 2011, most of the interest rate swaps outstanding are used for protection against rising interest rates. In the past, the volume of interest rate swaps was much higher, as they were used to convert the fixed-rate of a large portfolio of brokered CDs, mainly those with long-term maturities, to a variable rate and mitigate the interest rate risk related to variable rate loans. Refer to Note 31 of the Corporation’s audited financial statements for the year ended December 31, 2011 included in Item 8 of this Form 10-K for further details concerning the notional amounts of derivative instruments and additional information. As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on net interest income. This will depend, for the most part, on the shape of the yield curve, the level of interest rates, as well as the expectations for rates in the future.

2011 compared to 2010

Net interest income decreased 15% to $393.5 million for 2011 from $461.7 million in 2010. The decrease in net interest income was mainly related to the decline in the volume of interest-earning assets reflecting the execution of the deleveraging strategies included in the Corporation’s capital plan in order to preserve and improve the capital position. Partially offsetting the decline in the average volume of earning assets was an increase of 21 basis points in the net interest margin, excluding valuations, driven by a decrease in the average cost of funds and the utilization of excess liquidity to pay down maturing borrowings (mainly brokered CDs).

Average interest-earning assets decreased by $3.5 billion when compared to 2010, reflecting a $1.8 billion reduction in average total loans and leases and a $1.7 billion reduction in average investment securities. The decrease in average loans was driven by loan sales, including $518 million of performing residential mortgage loans sold during the first half of 2011, and the aforementioned sale of loans with a principal balance of $510.2 million (mainly adversely classified construction and commercial loans) to CPG/GS, both sales were key elements of the Corporation’s capital plan submitted to regulators. Approximately 45% of loans sold to CPG/GS were in accruing status in 2010. Charge-offs, repayments of commercial credit facilities, foreclosures and the full effect of sales of non-performing loans executed in the latter part of 2010 also contributed to the decrease in the average loan portfolio. High levels of non-performing loans also contributed to the decrease in net interest income.

The decrease in average investment securities was primarily related to sales and prepayments of U.S. agency MBS as well as U.S. agency debt securities called prior to maturity. Consistent with the capital plan deleveraging strategies, the Corporation sold early in 2011 approximately $640 million of U.S. agency MBS that carried an average yield of 4.96% in order to improve the Corporation’s capital position. In 2011, approximately $303 million of investment securities, mainly U.S. agency debt securities, were called prior to its stated maturity. Proceeds from sales, repayments and calls of loans and securities have been used to reduce maturing brokered CDs and advances from FHLB.

In addition, as part of the Corporation’s balance sheet repositioning strategies, the Corporation sold in 2011 low-yielding investment securities, including $105 million of U.S. agency floating rate CMOs (average yield of 0.95%) and $500 million of 2-5 Years U.S Treasury Notes (average yield of 1.40%). The proceeds from these sales were used, in part, to prepay $400 million of repurchase agreements that carried an average rate of 2.74% and $100 million of advances from the FHLB that carried an average rate of 1.62%, thus, contributing to the improvement in the net interest margin. The prepayment penalties of $10.8 million on the early termination of borrowings was offset with gains of $11.0 million from the sale of low-yielding investment securities.

The decrease in net interest income includes a $6.0 million variance attributed to unrealized losses on derivative instruments and financial liabilities measured at fair value, mainly related to the fair value of medium-term notes resulting from significant reduction in market interest rates, as well as the expectation for a sustained low interest rate environment. The reduction in rates is reflected in the discount factors of the instruments’ projected cash flows.

Partially offsetting the decrease in average-earning assets was an improvement of 21 basis points in the net interest margin, excluding valuations, driven by a reduction in the average cost of funding, an improved deposits mix and the utilization of excess liquidity to pay down maturing borrowings. The Corporation achieved improvements in the mix of funding sources with a reduction in brokered CDs, while increasing core deposits at lower rates. Rates paid in interest-bearing core deposit accounts were lower than in 2010 and were lower than the average rate on matured brokered CDs. The average volume of brokered CDs decreased by $1.9 billion during 2011, while the average balance of non-brokered deposits increased by $372.7 million. During 2011, the Corporation repaid approximately $3.2 billion of brokered CDs with an average cost of 1.87% and renewed $674 million with an average cost of 1.10%. In addition, the Corporation benefited from the restructuring of $700 million of repurchase agreements that resulted in a decrease of $2.9 million of interest expense, as compared to 2010, and from the aforementioned early cancellation of $400 million of repurchase agreements matched with the sale of low yielding investment securities.

On an adjusted tax-equivalent basis and excluding valuations, net interest income decreased by $83.8 million, or 17%, for 2011 compared to 2010. The decrease for 2011 includes a decrease of $21.6 million, compared to 2010, in the tax-equivalent adjustment. The tax-equivalent adjustment increases interest income on tax-exempt securities and loans by an amount which makes tax-exempt income comparable, on a pre-tax basis, to the Corporation’s taxable income as previously stated. The decrease in the tax-equivalent adjustment was mainly related to decreases in the interest rate spread on tax-exempt assets and lower yields on U.S. agency securities and MBS held by IBEs.

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

Given the Corporation’s balance sheet structure and the shape and level of the yield curve, which in turn is reflected in the valuation of the securities and the repurchase agreements, the Corporation took advantage of market conditions during the third quarter of 2010 and completed the sale of approximately $1.2 billion of MBS that was matched with the early termination of approximately $1.0 billion of repurchase agreements. The cost of the unwinding of the repurchase agreements of $47.4 million offset the gain of $47.1 million realized on the sale of investment securities. The repaid repurchase agreements were scheduled to mature at various dates between January 2011 and October 2012 and had a weighted average cost of 4.30%, which was higher than the average yield of 3.93% on the securities that were sold. This balance sheet re-structuring transaction, through which $1 billion of higher cost liabilities was disposed without material earnings impact in the immediate term, provided for enhancement of net interest margin, while also improved the Corporation’s leverage ratio.

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

As mentioned above, the deleveraging and balance sheet repositioning strategies resulted in a net reduction in securities and loans that allowed a reduction in average wholesale funding of $2.4 billion for 2010, including repurchase agreements, advances and brokered CDs. The average balance of brokered CDs decreased to $7.0 billion for 2010 from $7.3 billion for 2009. The average balance of interest-bearing deposits, excluding brokered CDs, increased by 20%, or $847.0 million, for 2010, as compared to 2009.

Net interest margin on an adjusted tax-equivalent basis and excluding valuations decreased to 2.77% for 2010 from 2.93% for 2009, adversely affected by the maintenance of excess liquidity in the balance sheet due to the prevailing economic environment. Liquidity volumes were significantly higher than normal levels as reflected in average balances in money market and overnight funding of $778.4 million for 2010 compared to $182.2 million for 2009. Also affecting the margin were the lower yields on investments affected by the MBS sales and the approximately $1.6 billion in investment securities called during 2010 that were replaced with lower yielding U.S. agency investment securities. The high volume of non-performing loans continued to pressure net interest margins as interest payments of approximately $6.2 million during 2010 were applied against the related principal balance for loans recorded under the cost-recovery method. Partially offsetting the aforementioned factors was the reduction in funding costs and improved spreads in commercial loans. The overall average cost of funding decreased by 40 basis points for 2010, compared to 2009, as the Corporation benefited from the lower deposit pricing on its core and brokered CDs and from the roll-off and repayments of higher cost funds, such as maturing brokered CDs. The higher yield on commercial loans resulted from a wider LIBOR spread, higher spreads on loan renewals and improved pricing, as the Corporation has been increasing the use of interest rate floors in new commercial loan agreements.

On an adjusted tax-equivalent basis and excluding valuations, net interest income decreased by $77.4 million, or 13%, for 2010 compared to 2009. The decrease for 2010 includes a decrease of $25.2 million, compared to 2009, in the tax-equivalent adjustment. The tax-equivalent adjustment increases interest income on tax-exempt securities and loans by an amount which makes tax-exempt income comparable, on a pre-tax basis, to the Corporation’s taxable income as previously stated. The decrease in the tax-equivalent adjustment was mainly related to decreases in the interest rate spread on tax-exempt assets, primarily due to a higher proportion of taxable assets to total interest-

earning assets resulting from the maintenance of a higher liquidity position and lower yields on U.S. agency and MBS held by the Bank’s IBE subsidiary. The Corporation replaced securities called and prepayments and sales of MBS with shorter-term securities.

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

During 2011, the Corporation recorded a provision for loan and lease losses of $236.3 million, compared to $634.6 million in 2009 and $579.9 million in 2009.

2011 compared to 2010

The provision for loans and lease losses for 2011 of $236.3 million decreased by $398.3 million, or 63%, compared to the provision recorded for 2010. The provision for 2010 includes a charge of $102.9 million associated with loans transferred to held for sale in anticipation of the aforementioned strategic sale of loans to CPG/GS. Excluding the provision related to loans transferred to held for sale, the provision decreased by $295.3 million in 2011, as compared to 2010, mainly related to lower charges to specific reserves on a reduced level of non-performing and adversely classified loans, and declines in charges to general reserves due to reductions in historical loss rates, driven by lower net charge-offs, and the overeall decrease of the loan portfolio. The provision for all major loans categories, except for C&I loans, decreased during 2011 and was $59.1 million less than total net charge-offs reflecting the adequacy of previously established reserves. The allowance coverage for the non-impaired portfolio (general reserve) is determined using a methodology that incorporates historical loss rates and risk ratings by loan category. Loss rates are based on the moving average of charge-offs over a historical 24-month loss period, applying adjustments, as necessary, to each loss rate based on assessments of recent charge-offs trends (12 months), collateral values, and economic and business influences impacting expected losses.

In terms of geography and categories, in Puerto Rico, the Corporation recorded a provision of $170.1 million in 2011, compared to $488.0 million in 2010. The provision for construction loans in Puerto Rico decreased by $210.7 million in 2011, as compared to 2010, driven by reductions in non-performing and adversely classified loans reflected in lower charges to specific reserves. Also, the provision for construction loans in Puerto Rico in 2010 includes $83.0 million associated with loans transferred to held for sale. The provision for residential mortgage loans in Puerto Rico decreased by $43.6 million mainly due to improvements in delinquency and charge-offs trends, while the provision for consumer and finance leases decreased by $33.4 million also reflecting improvements in delinquency and historical loss rates commensurate with certain improvement in economic indicators and the overall decrease of this portfolio. Decreases in historical loss rates and lower charges to specific reserves also caused a reduction of $42.0 million in the provision for commercial mortgage loans in Puerto Rico. A higher level of non-performing C&I loans maintained during most of 2011 and higher loss rates attributed to economic indicators related to this portfolio, were the main drivers for an increase of $11.7 million in the provision for C&I loans in Puerto Rico.

With respect to the portfolio in the United States, the Corporation recorded a provision of $28.2 million in 2011, compared to $119.5 million in 2010. The decrease was mainly related to declines in the provision for construction, commercial mortgage and residential mortgage loans. The provision for construction loans in the United States decreased by $61.6 million in 2011 driven by lower charges to specific reserves on a reduced level of loans driven by sales of non-performing loans over the last two years. This portfolio has been reduced significantly over the last two years from $299.5 million at the beginning of 2010 to $23.6 million at the end of 2011. The provision for commercial mortgage loans decreased by $22.5 million in 2011 mainly attributed to improved loss rates resulting from a decline in net charge-offs, while the provision for residential mortgage loans decreased by $8.6 million driven by lower charge-offs and non-performing levels.

The Virgin Islands region recorded an increase of $10.9 million in the provision for loan losses in 2011, compared to 2010, mainly related to charges to the specific reserve assigned to a $100 million construction loan relationship placed in non-accrual status early in 2011. As of December 31, 2011, the book value of this relationship amounted to $74.6 million.

The provision to net-charge offs ratio, excluding the provision and net charge-offs of loans transferred to held for sale, of 80% for 2011, compared to 120% for 2010, reflects, among other things, charge-offs recorded during the year that did not require additional provisioning.

Refer to the discussions under “Credit Risk Management” below for an analysis of the allowance for loan and lease losses, non-performing assets, impaired loans and related information, and refer to the discussions under “Financial Condition and Operating Analysis – Loan Portfolio” and under “Risk Management — Credit Risk Management” below for additional information concerning the Corporation’s loan portfolio exposure in the geographic areas where the Corporation does business.

2010 compared to 2009

The provision for loans and lease losses for 2010 of $634.6 million, including $102.9 million associated with loans transferred to held for sale, increased by $54.7 million, or 9%, compared to the provision recorded for 2009. Excluding the provision related to loans transferred to held for sale, the provision decreased by $48.2 million to $531.7 million for 2010. The decrease was mainly related to lower charges to specific reserves for the construction and commercial portfolio, a slower migration of loans to non-performing status and the overall reduction of the loan portfolio. Much of the decrease in the provision is related to the construction loan portfolio in Florida and the C&I loan portfolio in Puerto Rico. The decreases in the provisioning for these portfolios, excluding the provision related to loans transferred to held for sale, were partially offset by an increase in the provision for the residential mortgage loans portfolio affected by increases in historical loss rates and declines in collateral value. The provision to net-charge offs ratio, excluding the provision and net charge-offs of loans transferred to held for sale, of 120% for 2010, compared to 174% for 2009, reflects, among other things, charge-offs recorded during the year that did not require additional provisioning, including certain non-performing loans sold during the year. Expressed as a percent of period-end total loans receivable, the reserve coverage ratio increased to 4.74% at December 31, 2010, compared with 3.79% at December 31, 2009.

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

Non-interest Income

The following table presents the composition of non-interest income:

	2011	2010	2009
		(In thousands)
Other service charges on loans	$6,775	$7,224	$6,830
Service charges on deposit accounts	12,472	13,419	13,307
Mortgage banking activities	23,320	13,615	8,605
Rental income	—	—	1,346
Insurance income	4,456	7,752	8,668
Broker-dealer income	1,385	2,176	61
Other operating income	22,810	18,460	18,301

Non-interest income before net gain on investments and loss on early extinguishment of borrowings	71,218	62,646	57,118

Proceeds from securities litigation settlement	679	—	248
Gain on VISA shares	—	10,668	3,784
Net gain on sale of investments	53,117	93,179	82,772
OTTI on equity securities	—	(603)	(388)
OTTI on debt securities	(1,971)	(582)	(1,270)

Net gain on investments	51,825	102,662	85,146
Loss on early extinguishment of borrowings	(10,835)	(47,405)	—

Equity in losses of unconsolidated entities	(4,227)	—	—

Total	$107,981	$117,903	$142,264

Non-interest income primarily consists of other service charges on loans; service charges on deposit accounts; commissions derived from various banking, securities and insurance activities; gains and losses on mortgage banking activities; and net gains and losses on investments and impairments.

Other service charges consist mainly of service charges on credit card-related activities and other non-deferrable fees (e.g. agent, commitment, unused and drawing fees) generated from lending activities.

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

Equity in earnings (losses) of unconsolidated entities is related to the FirstBank’s investment in CPG/GS, the entity that purchased $269 million of loans from FirstBank during the first quarter of 2011. The Bank held a 35%

subordinated ownership interest in CPG/GS. The majority owner of CPG/GS is entitled to recover its initial investment and a priority return of 12% prior to any return paid to the Bank. Accordingly, the Bank’s investment of $43.4 million in CPG/GS is at risk. Refer to “Financial Condition and Operating Data Analysis – Commercial and Construction Loans” and to Note 13 of the Corporation’s audited financial statements for the year ended December 31, 2011 included in Item 8 of this Form 10-K for additional information about the Bank’s investment in CPG/GS, including information about the determination of the initial value of the investment.

2011 compared to 2010

Non-interest income decreased $9.9 million, or 8%, to $108.0 million in 2011, primarily reflecting:

•	The impact in the previous year of a $10.7 million gain on the sale of VISA Class C shares.

•	Equity in losses of unconsolidated entities of $4.2 million in 2011 ; a non-cash charge related to the Bank’s investment in CPG/GS.

•

A $0.5 million decrease in income from insurance activities. During the first quarter of 2011, the Corporation sold substantially all of the assets of FirstBank Insurance VI and the reduction in income from insurance activities of $3.3 million in 2011 was partially offset by a gain of $2.8 million realized on the sale of such assets.

•

A lower volume of sales of investment securities. Excluding the impact of the balance sheet restructuring transactions discussed below, there was a $4.0 million decrease in gains from sale of investments. The Corporation recorded in 2011 a gain of $38.6 million on the sale of approximately $640 million of MBS and a gain of $3.5 million attributable to a tender offer by the Puerto Rico Housing Finance Authority to purchase certain of its outstanding bonds. Bonds held by the Corporation with a book value of $19.8 million were exchanged for cash as part of the tender offer and the difference between the cash received and the book value of such instruments was recorded as part of “Net gain on sale of investments” in the table above. Meanwhile, in 2010 the Corporation recorded a gain of $44.1 million on the sale of approximately $903 million of MBS and a $2.0 million gain on the sale of approximately $250 million of U.S. Treasury Notes.

The aforementioned factors were partially offset by:

•

An increase of $9.7 million in income from mortgage banking activities driven by $12.1 million in gains recorded for completed bulk sales of approximately $518 million of performing residential mortgage loans to another financial institution, partially offset by higher temporary impairments on the value of servicing assets.

•	A $1.1 million increase in fees from cash management services provided to corporate customers.

As part of the Corporation’s balance sheet repositioning strategies, the Corporation sold in 2011 low-yielding investment securities, including $105 million of U.S. agency floating rate CMOs (average yield of 0.95%) and $500 million of 2-5 Years U.S Treasury Notes (average yield of 1.40%). The proceeds from these sales were used, in part, to prepay $400 million of repurchase agreements that carried an average rate of 2.74% and $100 million of advances from the FHLB that carried an average rate of 1.62%, thus, contributing to the improvement in the net interest margin. Prepayment penalties of $10.8 million for the early termination of borrowings were offset with gains of $11.0 million from the sale of low-yielding investment securities. In 2010, approximately $1.0 billion of repurchase agreements, with an average cost of 4.30%, were early terminated. The prepayment penalties of the repurchase agreements of $47.4 million was offset by a gain of $47.1 million on the sale of approximately $1.2 billion of U.S. agency MBS.

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

•	A $1.3 million decrease in rental income due to the divestiture of the short-term rental business operated by the Corporation’s subsidiary, First Leasing, during the fourth quarter of 2009.

•	A $0.9 million decrease in income from insurance-related activities.

Partially offsetting the aforementioned decreases were:

•	A $6.9 million increase in gains from sales of VISA shares.

•

A $5.0 million increase in income from mortgage banking activities, primarily related to gains (including the recognition of servicing rights) of $12.1 million recorded on the sale of approximately $174.3 million of residential mortgage loans in the secondary market compared to gains of $7.4 million on the sale of approximately $117.0 million of residential mortgage loans during 2009.

•	A $2.1 million increase in broker-dealer income mainly related to bond underwriting fees.

Non-Interest Expense

The following table presents the components of non-interest expenses:

	2011	2010	2009
		(In thousands)
Employees’ compensation and benefits	$118,475	$121,126	$132,734
Occupancy and equipment	61,924	59,494	62,335
Deposit insurance premium	53,603	60,292	40,582
Other taxes, insurance and supervisory fees	17,715	21,210	20,870
Professional fees	21,884	21,287	15,217
Servicing and processing fees	9,145	8,984	10,174
Business promotion	12,283	12,332	14,158
Communications	7,117	7,979	8,283
Net loss on REO operations	25,025	30,173	21,863
Other	10,883	23,281	25,885

Total	$338,054	$366,158	$352,101

2011 compared to 2010

Non-interest expense decreased by $28.1 million to $338.1 million principally attributable to:

•

A $13.3 million decrease in the provision for probable losses on off-balance sheet exposures, mainly for credit exposures on unfunded loans commitments and letters of credit. A charge of $7.1 million was recorded in 2010 compare to reserve releases of approximately $6.2 million recorded in 2011 mainly related to the non-performing construction loans sold to CPG/GS early in 2011 and further decreases in adversely classified construction and commercial loans.

•	A $5.1 million decrease in losses on real estate owned (REO) operations attributed to lower write-downs to the value of REO properties as well as lower realized losses on sales.

•

A decrease of $6.7 million in the FDIC insurance premium and of $3.0 million in local regulatory examination fees, primarily related to the decrease in total assets. In the case of the FDIC insurance premium, the decrease was also attribiuted to the Bank’s improved capital position.

•	A $2.7 million decrease in employees’ compensation driven by reductions in headcount.

Partially offsetting the decreases mentioned above, was a $2.4 million increase in occupancy and equipment expenses, mainly related to certain electronic equipments placed in service during 2011.

2010 compared to 2009

Non-interest expense increased by $14.1 million to $366.2 million principally attributable to:

•	An increase of $19.7 million in the FDIC deposit insurance premium expense, mainly related to increases in premium rates and a higher average volume of deposits.

•	An $8.3 million increase in losses from REO operations due to write-downs to the value of repossessed residential and commercial properties as well as higher costs associated with a larger inventory.

•

A $6.1 million increase in professional fees, attributable in part to higher legal fees related to collections and foreclosure procedures and mortgage appraisals, as well as in the implementation of strategic initiatives.

Partially offsetting the increases mentioned above:

•

A $11.6 million decrease in employees’ compensation and benefits from reductions in bonuses and incentive compensation, coupled with the impact of a reduction in headcount. During 2010, the Corporation reduced its headcount by approximately 195 or 7%.

•	The impact in 2009 of a non-recurring $2.6 million charge to property tax expense attributable to the reassessed value of certain properties.

•	A $1.8 million decrease in business promotion expenses due to a lower level of marketing activities.

•	The impact in 2009 of a $4.0 million impairment charge associated with the core deposit intangible asset in the Corporation’s Florida operations included as part of Other expenses in the above table.

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

On January 31, 2011, the Puerto Rico Government approved Act No. 1, which repealed the 1994 Code (“1994 PR Code”) and replaces it with the Puerto Rico Internal Revenue Code of 2011 (“2011 PR Code”). The provisions of the 2011 PR Code are generally applicable to taxable years commencing after December 31, 2010. Under the 2011 PR Code, the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns and, thus, the Corporation is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss, a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable carry forward period (7 years under the 2011 PR Code for losses incurred during tax year, except for losses incurred during tax years commenced after December 31, 2004 and before December 31, 2012, that the carryforward period is extended to 10 years ). The 2011 PR Code provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations. Dividend payments from a U.S. subsidiary to the Corporation are subject to a 10% withholding tax based on the provisions of the U.S. Internal Revenue Code.

Under the 2011 PR Code, First BanCorp is subject to a maximum statutory tax rate of 30% (25% for taxable years commencing after December 31, 2013 if certain economic conditions are met by the Puerto Rico economy). The 2011 PR Code also includes an alternative minimum tax of 20% that applies if the Corporation’s regular income tax liability is less than the alternative minimum tax requirements. Prior to the 2011 PR Code, First BanCorp maximum statutory tax rate was 39% except for tax years commenced after December 31, 2008 and before January 1, 2012 which was 40.95% due to the approval by the Puerto Rico Government of Act No. 7 (the “Act”), to stimulate Puerto Rico’s economy and to reduce the Puerto Rico Government’s fiscal deficit. The Act imposed a series of temporary and permanent measures, including the imposition of a 5% surtax over the total income tax determined, which was applicable to corporations, among others, whose combined income exceeds $100,000, effectively resulting in an increase in the maximum statutory tax rate from 39% to 40.95% and an increase in capital gain statutory tax rate from 15% to 15.75%.

The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through International Banking Entity (“IBE”) of the Bank and through the Bank’s subsidiary, FirstBank Overseas Corporation, in which the interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation except for tax years that commenced after December 31, 2008 and before January 1, 2012, for which the Act No. 7 imposed a special 5% tax to all IBEs. The IBEs and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico. IBEs that operate as a unit of a bank pay income taxes at normal rates to the extent that the IBEs’ net income exceeds 20% of the bank’s total net taxable income.

For additional information relating to income taxes, see Note 26 to the Corporation’s audited financial statements for the year ended December 31, 2011 included in Item 8 of this Form 10-K, including the reconciliation of the statutory to the effective income tax rate for 2011, 2010 and 2009.

2011 compared to 2010

For 2011, the Corporation recorded an income tax expense of $9.3 million compared to an income tax expense of $103.1 million for 2010. The lower income tax expense is mainly related to the impact in the previous year 2010 of an incremental $93.7 million non-cash charge to the valuation allowance of the Bank’s deferred tax asset. The income tax expense for 2011 includes unrecognized tax benefits (“UTBs”) of $3.2 million, including accrued interest, as further discussed below. As of December 31, 2011, the deferred tax asset, net of a valuation allowance of $368.9 million, amounted to $5.4 million compared to $9.3 million as of December 31, 2010. The Corporation continued to increase the valuation allowance related to deferred tax assets created in connection with the operations of its banking subsidiary, FirstBank.

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

In assessing the weight of positive and negative evidence, a significant negative factor that resulted in increases of the valuation allowance was that the Corporation’s banking subsidiary, FirstBank Puerto Rico, continues in a three-year historical cumulative loss position as of the end of the year 2011, mainly due to charges to the provision for loan and lease losses as a result of the economic downturn. As of December 31, 2011, management concluded that $5.4 million of the deferred tax asset will be realized. The Corporation’s deferred tax assets for which it has not established a valuation allowance relate to profitable subsidiaries and to amounts that can be realized through future reversals of existing taxable temporary differences. To the extent the realization of a portion, or all, of the tax asset becomes “more likely than not” based on changes in circumstances (such as, improved earnings, changes in tax laws or other relevant changes), a reversal of that portion of the deferred tax asset valuation allowance will then be recorded.

During the third quarter of 2011, the Corporation recorded new UTBs of $2.4 million and related accrued interest of $0.8 million, all of which would, if recognized, affect the Corporations effective tax rate. The Corporation classified all interest and penalties, if any, related to tax uncertainties as income tax expense. As of December 31, 2011, the Corporation’s accrued interest that relates to tax uncertainties amounted to $0.8 million. The amount of UTBs may increase or decrease for various reasons, including changes in the amounts for current tax year positions, the expiration of open income tax returns due to the expiration of statutes of limitations, changes in management’s judgment about the level of uncertainty, the status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. The years 2007 through 2009 have been examined by the United States Internal Revenue Service (“IRS”) and disputed issues have been taken to administrative appeals. Although the timing of the resolution and/or closure of audits is highly uncertain, the Corporation believes it is reasonably possible that the IRS will conclude this audit within the next twelve months. If any issues addressed in the IRS audit are resolved in a manner not consistent with Management’s expectations, the Corporation could be required to adjust its provision for income taxes in the period such resolution occurs. The Corporation currently cannot reasonably estimate a range of possible changes to existing reserves.

2010 compared to 2009

For 2010, the Corporation recorded an income tax expense of $103.1 million compared to an income tax expense of $4.5 million for 2009. The income tax expense for 2010 is mainly related to an incremental $93.7 million non-cash charge in the fourth quarter of 2010 to record a full valuation allowance on the Bank’s deferred tax asset. As of December 31, 2010, the deferred tax asset, net of a valuation allowance of $445.8 million, amounted to $9.3 million compared to $109.2 million as of December 31, 2009. The decrease was mainly associated with the aforementioned $93.7 million charge to fully reserve the Bank’s deferred tax asset.

OPERATING SEGMENTS

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of December 31, 2011, the Corporation had six reportable segments: Consumer (Retail) Banking; Commercial and Corporate Banking; Mortgage Banking; Treasury and Investments; United States operations; and Virgin Islands operations. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments. For information regarding First BanCorp’s reportable segments, please refer to Note 32 “Segment Information” to the Corporation’s audited financial statements for the year ended December 31, 2011 included in Item 8 of this Form 10-K.

The accounting policies of the segments are the same as those described in Note 1 — “Nature of Business and Summary of Significant Accounting Policies” to the Corporation’s audited financial statements for the year ended December 31, 2011 included in Item 8 of this Form 10-K. The Corporation evaluates the performance of the segments based on net interest income, the estimated provision for loan and lease losses, non-interest income and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the allowance for loan and lease losses. In 2011, other operating expenses not allocated to a particular segment amounted to $84.5 million. Expenses pertaining to corporate administrative functions that support the operating segment but are not specifically attributable to or managed by any segment are not included in the reported financial results of the operating segments. The unallocated corporate expenses include certain general and administrative expenses and related depreciation and amortization expenses.

The Treasury and Investment segment lends funds to the Consumer (Retail) Banking, Mortgage Banking and Commercial and Corporate Banking segments to finance their lending activities and borrows funds from those segments and from the United States Operations Segment. The Consumer (Retail) Banking and the United States

Operations segment also lend funds to other segments. The interest rates charged or credited by Treasury and Investment, the Consumer (Retail) Banking and the United States Operations segments are allocated based on market rates. The difference between the allocated interest income or expense and the Corporation’s actual net interest income from centralized management of funding costs is reported in the Treasury and Investments segment.

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

The highlights of the Consumer (Retail) Banking segment financial results for the year ended December 31, 2011 include the following:

•	Segment income before taxes for the year ended December 31, 2011 was $55.6 million compared to $23.7 million and $24.2 million for the years ended December 31, 2010 and 2009, respectively.

•

Net interest income for the year ended December 31, 2011 was $138.4 million compared to $141.2 million and $133.8 million for the years ended December 31, 2010 and 2009, respectively. The decrease in net interest income reflects a diminished consumer loan portfolio due to principal repayments and charge-offs mainly relating to the auto, personal and boat loan portfolios combined with a reduction in loan originations, as compared to 2010. Partially offsetting the decerase in volume of the portfolio were lower rates paid on core deposits and larger amounts charged to other segments as the core deposit base increased in 2011. The increase in 2010, compared to 2009, was mainly associated with lower interest rates paid on the Bank’s core deposit base. The consumer loan portfolio is mainly composed of fixed-rate loans financed with shorter-term borrowings, thus positively affected by lower deposit costs as well as from a larger core deposit base as amounts charged to other segments also increased during 2010.

•

The provision for loan and lease losses for 2011 decreased by $33.7 million compared to 2010 and increased by $5.5 million when comparing 2010 with the same period in 2009. The decrease in the provision mainly resulted from improvements in delinquency and historical loss rates commensurate with the overall decrease of this portfolio. The increase in the provision for 2010, compared to 2009, mainly resulted from increases in general reserve factors associated with economic factors.

•

Non-interest income for the year ended December 31, 2011 was $27.7 million compared to $28.9 million and $32.0 million for the years ended December 31, 2010 and 2009, respectively. The decrease in 2011 was mainly related to lower service charges and overdraft fees on deposit accounts and lower credit card related fees on a reduced underlying portfolio. Regulation E eliminated the Courtesy Overdraft Protection Service resulting in overdraft fees reductions for various products and a decrease in overdraft fees was also experienced in electronic transactions. In addition, non-interest income was adversely impact by lower debit cards interchange fees given the newly mandated lower interchange fee structure (Durbin Amendment) implemented on October 1, 2011. The Durbin Amendment put a cap on how much banks and debit networks are allowed to charge for a Check/Debit card transaction, this resulted in a reduction of approximately $0.6 million in interchange fees in 2011. The cap is currently set at $0.21 + 0.05% of the transaction. The decrease for 2010, compared to 2009, was mainly related to lower income from daily vehicle rental activities as the Corporation divested its short-term rental business during the fourth quarter of 2009. Lower insurance income and lower credit card related fees also contributed to the decrease in non-interest income, partially offset by higher service charges on deposit accounts and higher interchanges fee revenue and other ATM fee income.

•

Direct non-interest expenses for the year ended December 31, 2011 were $92.5 million compared to $94.7 million and $95.3 million for the years ended December 31, 2010 and 2009, respectively. The decrease for 2011 was primarily due to a decrease in headcount as well as reduced marketing activities, partially offset by higher losses in the valuation and sales of repossessed boats. The decrease in direct non-interest expenses for 2010, as compared to 2009, was primarily due to a decrease in headcount and reductions in bonuses and overtime costs as well as reduced marketing activities for loan and deposit products and lower occupancy costs, partially offset by an increase in the FDIC insurance premium.

Commercial and Corporate Banking

The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services across a broad spectrum of industries ranging from small businesses to large corporate clients. FirstBank has developed expertise in industries including healthcare, tourism, financial institutions, food and beverage, income-producing real estate and the public sector. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and other products such as cash management and business management services. This segment also includes the Corporation’s broker-dealer activities, which are primarily concentrated in bonds underwriting and financial advisory services provided to government entities in Puerto Rico. A substantial portion of the commercial and corporate banking portfolio is secured by the underlying value of the real estate collateral and the personal guarantees of the borrowers. Although commercial loans involve greater credit risk than a typical residential mortgage loan because they are larger in size and more risk is concentrated in a single borrower, the Corporation has and maintains a credit risk management infrastructure designed to mitigate potential losses associated with commercial lending, including underwriting and loan review functions, sales of loan participations and continuous monitoring of concentrations within portfolios.

The highlights of the Commercial and Corporate Banking segment financial results for the year ended December 31, 2011 include the following:

•	Segment income before taxes for the year ended December 31, 2011 was $30.6 million compared to loss of $202.5 million for 2010 and loss of $141.3 million for the year ended December 31, 2009.

•

Net interest income for the year ended December 31, 2011 was $190.5 million compared to $210.9 million and $187.9 million for the years ended December 31, 2010 and 2009, respectively. The decrease in net interest income for 2011, compared to 2010, was mainly related to a lower volume of loans driven by loans sales and principal repayments, including the aforementioned sale of loans to CPG/GS with an unpaid principal balance of $510.2 million, of which approximately 45% was in accruing status in 2010. Continued pressures in net interest margins associated to the level of non-performing loans also contributed to the decrease in net interest income in this segment, partially offset by lower interest rates charged by other business segments due to reductions in the average cost of funding. The increase in net interest income for 2010, compared to 2009, was mainly related to lower interest rates charged by other business segments due to the overall decrease in the average cost of funding and due to higher spreads on loan renewals and improved pricing. As previously stated, the Corporation has been increasing the use of interest rate floors in new and renegotiated commercial loan agreements.

•

The provision for loan losses for 2011 was $118.5 million compared to $359.4 million and $290.1 million for 2010 and 2009, respectively. The decrease in 2011, compared to 2010, was mainly related to lower provisions for construction and commercial mortgage loans. The provision for construction loans in Puerto Rico decreased by $210.7 million in 2011, as compared to 2010, driven by reductions in non-performing and adversely classified loans reflected in lower charges to specific reserves. Decreases in historical loss rates and lower charges to specific reserves caused a reduction of $42.0 million in the provision for commercial mortgage loans in Puerto Rico. The provision for this segment in 2010 includes $102.9 million associated with loans transferred to held for sale that were subsequently sold to CPG/GS early in 2011.The increase in 2010 was mainly related to the aforementioned $102.9 million charge to the provision associated with loans transferred to held for sale. Excluding the provision relating to loans transferred to held for sale, the provision decreased by $33.6 million. The decrease was mainly related to a reduction in the provision for the C&I loan portfolio attributable to the slower migration of loans to non-performing and/or impaired status, the overall reduction in the C&I portfolio size and the determination that lower reserves were required for certain loans that were individually evaluated for impairment in 2010, based on the underlying value of the collateral, when compared to the reserves required for these loans in periods prior to 2010. Refer to the “Provision for Loan and Lease Losses” discussion above and to the “Risk Management – Allowance for Loan and Lease Losses and Non-performing Assets” discussion below for additional information with respect to the credit quality of the Corporation’s commercial and construction loan portfolio.

•

Total non-interest income for the year ended December 31, 2011 amounted to $8.6 million compared to non-interest income of $9.0 million and $5.7 million for the years ended December 31, 2010 and 2009, respectively. The slight decrease in non-interest income for 2011, compared to 2010, was mainly attributable to lower underwriting fees from broker-dealer activities, as fewer deals were closed in 2011, combined with lower non-deferrable loan fees. Partially offsetting, these decreases was an increase in cash management fees from corporate customers. The increase in non-interest income for 2010, compared to 2009, was mainly attributable to fees and commissions earned by broker-dealer activities that were concentrated in providing underwriting and financial advisory services to government entities in Puerto Rico. Also, an increase in cash management fees from corporate customers and higher non-deferrable loans fees such as agent, commitment and drawing fees from commercial customers contributed to the increase in non-interest income in 2010.

•

Direct non-interest expenses for 2011 were $50.0 million compared to $63.0 million and $44.9 million for 2010 and 2009, respectively. The decrease for 2011, compared to 2010, was primarily due to the $13.3 million decrease in the provision for probable losses on off-balance sheet exposures, mainly unfunded loans commitments and letters of credit. A charge of $7.1 million was recorded in 2010 compare to reserve releases of approximately $6.2 million recorded in 2011 mainly related to the non-performing construction loans sold to CPG/GS early in 2011 and further decreases in adversely classified construction and commercial loans. In addition, the decrease was related to the portion of the decrease in the FDIC deposit insurance premium allocated to this segment and lower losses in the valuation and sales of REO commercial properties. The increase for 2010 was primarily due to the portion of the increase in the FDIC deposit insurance premium allocated to this segment; this was partially offset by a reduction in compensation expense. Also, for 2010 higher losses on REO operations contributed to the increase in expenses due to write-downs and higher costs associated with a larger inventory as well as higher professional service fees and an increase in the provision for unfunded loan commitments.

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

The highlights of the Mortgage Banking segment financial results for the year ended December 31, 2011 include the following:

•	Segment income before taxes for the year ended December 31, 2011 was $7.2 million compared to a loss of $38.9 million for 2010 and loss of $14.3 million for the year ended December 31, 2009.

•

Net interest income for the year ended December 31, 2011 was $56.9 million compared to $63.8 million and $39.2 million for the years ended December 31, 2010 and 2009, respectively. The decrease in net interest income for 2011 was mainly related to the sale of approximately $518 million of performing residential mortgage loans to another financial institution, partially offset by a decrease in the average cost of funding. The increase in net interest income for 2010 was mainly related to the decrease in the average cost of funding and, to a lesser extent, reductions in non-performing loans levels. The Mortgage banking portfolio is principally composed of fixed-rate residential mortgage loans tied to long-term interest rates that are financed with shorter-term borrowings, thus positively affected in a declining interest rate scenario as the one prevailing in 2010.

•

The provision for loan and lease losses for 2011 was $33.7 million compared to $76.9 million and $29.7 million for the years ended December 31, 2010 and 2009, respectively. The decrease in 2011 was mainly related to improvements in delinquency and charge-offs trends. The increase in 2010 was driven by negative trends in loss rates and falling property values confirmed by recent appraisals and/or broker price opinions. The reserve factors for residential mortgage loans were recalibrated in 2010 as part of further segmentation and analysis of this portfolio for purposes of computing the required specific and general reserves. The review included the incorporation of updated loss factors to loans expected to liquidate considering the expected realization of the values of similar assets at disposition.

•

Non-interest income for the year ended December 31, 2011 was $22.3 million compared to $13.2 million and $8.5 million for the years ended December 31, 2010 and 2009, respectively. The increase in 2011, compared to 2010, was mainly related to $12.1 million in gains recorded for completed bulk sales of approximately $518 million of performing residential mortgage loans, partially offset by higher temporary impairments on the value of servicing assets The increase in 2010, compared to 2009, was due to gains (including the recognition of servicing rights) of $12.1 million recorded on the sale of approximately $174.3 million of residential mortgage loans in the secondary market. compared to gains of $7.4 million on the sale of approximately $117.0 million of residential mortgage loans during 2009.

•

Direct non-interest expenses in 2011 were $38.3 million compared to $39.0 million and $32.3 million for 2010 and 2009, respectively. The decrease in 2011, compared to 2010, was also mainly related to the portion of the FDIC deposit insurance premium allocated to this segment, and a decrease in marketing expenses. The increase in 2010 was also mainly related to the portion of the FDIC deposit insurance premium allocated to this segment, higher losses on REO operations associated with a higher volume of repossessed properties and write-downs to the value of REO properties.

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

The interest rates charged or credited by Treasury and Investments are based on market rates.

The highlights of the Treasury and Investments segment financial results for the year ended December 31, 2011 include the following:

•	Segment loss before taxes for the year ended December 31, 2011 amounted to $27.7 million compared to income of $18.9 million for 2010 and income of $171.4 million for the year ended December 31, 2009.

•

Net interest loss for the year ended December 31, 2011 was $63.6 million compared to net interest loss of $30.5 million and net interest income of $94.4 million for the years ended December 31, 2010 and 2009, respectively. The higher net interest loss for 2011, compared to 2010, was mainly attributed to the deleverage of the investment securities portfolio (refer to the Financial and Operating Data Analysis – Investment Activities discussion below for additional information about investment sales and calls in 2011) and due to the decrease in the amount credited to this segment due to the reductions in wholesale funding and lower interest rates. The decrease in 2010 was also mainly attributed to the deleverage of the investment securities portfolio, the decrease in the amount credited to this segment due to the reductions in wholesale funding and lower interest rates, and the effect of maintaining higher than historical levels of liquidity, which affected the Corporation’s net interest margin during 2010.

•

Non-interest income for the year ended December 31, 2011 amounted to $41.6 million compared to income of $55.2 million and of $84.4 million for the years ended December 31, 2010 and 2009, respectively. The decrease in 2011, compared to 2010, reflects the impact in 2010 of a $10.7 million gain on the sale of VISA Class C shares and a lower volume of sales of investment securities. Excluding the impact of the balance sheet restructuring transactions discussed above, there was a $4.0 million decrease in gains from sale of investments. The Corporation recorded in 2011 a gain of $38.6 million on the sale of approximately $640 million of MBS and a gain of $3.5 million attributable to the tender offer by the Puerto Rico Housing Finance Authority. Meanwhile, in 2010 the Corporation recorded a gain of $44.1 million on the sale of approximately $903 million of MBS and a $2.0 million gain on the sale of approximately $250 million of U.S. Treasury Notes. The decrease in 2010, compared to 2009, was mainly related to lower gains on the sale of investment securities as the Corporation realized gains of approximately $46.1 million on the sale of approximately $1.2 billion of investment securities, mainly U.S. agency MBS, compared to the $82.8 million gain recorded in 2009.

•

Direct non-interest expenses for 2011 were $5.7 million compared to $5.9 million and $7.4 million for 2010 and 2009, respectively. The decrease in 2011, compared to 2010, mainly attributed to lower local regulatory examination fees attributed to the decrease in the investment portfolio and lower compensation expenses. The decrease in 2010, compared to 2009, was mainly associated with professional service fees.

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

The highlights of the United States operations segment financial results for the year ended December 31, 2011 include the following:

•

Segment loss before taxes for the year ended December 31, 2011 was $36.0 million compared to a loss of $145.8 million and a loss of $222.3 million for the years ended December 31, 2010 and 2009, respectively.

•

Net interest income for the year ended December 31, 2011 was $21.5 million compared to $15.2 million and $2.6 million for the years ended December 31, 2010 and 2009, respectively. The increase in 2011, as compared to 2010, was mainly related to higher charges made to operating segments in Puerto Rico as a significant portion of the increase in the core deposit base was related to the Corporation’s operations in the United States. The increase in 2010 was mainly related to a higher amount of assets financed by a larger core deposit base at lower rates than brokered CDs that funded a portion of assets during 2009 and also due to higher charges made to operating segments in Puerto Rico. The Corporation reduced the reliance on brokered CDs during 2010 and, as of December 31, 2010, the entire United States operations are funded by deposits gathered through the branch network in Florida and from advances from the FHLB. Also, lower reversals of interest income due to the lower level of inflows of loans to non-accruing status contributed to the improvement in net interest income.

•

The provision for loan losses for 2011 was $28.2 million compared to $119.5 million and $188.7 million for 2010 and 2009, respectively. The decrease in 2011, compared to 2010, was mainly related to declines in the provision for construction, commercial mortgage and residential mortgage loans. The provision for construction loans in the United States decreased by $61.6 million in 2011 driven by lower charges to specific reserves on a reduced level of loans driven by sales of non-performing loans over the last two years. This portfolio has been reduced significantly over the last two years from $299.5 million at the beginning of 2010 to $23.6 million at the end of 2011. The provision for commercial mortgage loans decreased by $22.5 million in 2011 mainly attributed to improved loss rates resulting from a decline in net charge-offs, while the provision for residential mortgage loans decreased by $8.6 million driven by lower charge-offs and non-performing levels.The decrease in 2010, as compared to 2009, was mainly related to the construction loan portfolio and reflected lower charges to specific reserves, the slower migration of loans to non-performing status and the overall reduction of the Corporation’s exposure to construction loans in Florida. The provision for construction loans in the United States decreased by $68.4 million in 2010 as the non-performing construction loans portfolio in this region decreased by 79% to $49.6 million, compared to $246.3 million as of December 31, 2009. Refer to the “Provision for Loan and Lease Losses” discussion above and to the “Risk Management – Allowance for Loan and Lease Losses and Non-performing Assets” discussion below for additional information with respect to the credit quality of the loan portfolio in the United States.

•

Total non-interest income for the year ended December 31, 2011 amounted to $1.3 million compared to non-interest income of $0.9 million and non-interest income of $1.5 million for the years ended December 31, 2010 and 2009, respectively. The increase in non-interest income in 2011, compared to 2010, was mainly related to loan securitization activities. The decrease in non-interest income for 2010, compared to 2009, was mainly related to the sale of corporate bonds in 2009 on which the Corporation realized a gain of $0.9 million.

•

Direct non-interest expenses in 2011 were $30.5 million compared to $42.3 million and $37.7 million for 2009 and 2008, respectively. The decrease in 2011, compared to 2010, was mainly related to lower losses on the sale of REO properties, a decrease in legal fees associated with collections and foreclosures procedures and a decrease in the FDIC insurance premium expense. The increase in 2010 was driven by increases in the FDIC insurance premium expense, higher losses on REO operations and increases in professional service fees.

Virgin Islands Operations

The Virgin Islands Operations segment consists of all banking activities conducted by FirstBank in the U.S. and British Virgin Islands, including retail and commercial banking services, with a total of fourteen branches serving the U.S. Virgin Islands of St. Thomas, St. Croix and St. John, and the British Virgin Islands of Tortola and Virgin Gorda. The Virgin Islands Operations segment is driven by its consumer, commercial lending and deposit-taking activities. Since 2005, FirstBank has been the largest bank in the U.S. Virgin Islands measured by total assets.

Loans to consumers include auto, boat, lines of credit, personal loans and residential mortgage loans. Deposit products include interest bearing and non-interest bearing checking and savings accounts, Individual Retirement Accounts (IRA) and retail certificates of deposit. Retail deposits gathered through each branch serve as the funding sources for the lending activities.

The highlights of the Virgin Islands operations segment financial results for the year ended December 31, 2011 include the following:

•

Segment loss before taxes for the year ended December 31, 2011 was $13.9 million compared to income of $3.2 million and income of $0.7 million for the years ended December 31, 2010 and 2009, respectively.

•

Net interest income for the year ended December 31, 2011 was $49.9 million compared to $61.2 million and $61.1 million for the years ended December 31, 2010 and 2009, respectively. The decrease in net interest income in 2011, compared to 2010, was mainly related to the increase of $94.1 million in non-performing construction loans and the overall decrease in the residential and consumer loan portfolios. The increase in net interest income in 2010 was primarily due to the decrease in the cost of funding due to maturing CDs renewed at lower prevailing rates and reductions in rates paid on interest-bearing and savings accounts due to the decline in market interest rates.

•

The provision for loan and lease losses for 2011 increased by $10.9 million compared to the same period in 2010 and increased by $1.9 million when comparing 2010 with the same period in 2009. The increase in 2011, compared to 2010, was mainly related to charges to the specific reserve assigned to a $100 million construction loan relationship placed in non-accrual status early in 2011. The increase in the provision for 2010 was mainly associated with the construction loan portfolio and in particular related with charges to specific reserves of $6.4 million allocated to one construction project classified as impaired loan during 2010. This was partially offset by decreases in general reserve factors allocated to this loan portfolio that incorporate the significantly lower historical charge-offs in this region. .

•

Non-interest income for the year ended December 31, 2011 was $10.7 million compared to $10.7 million and $10.2 million for the years ended December 31, 2010 and 2009, respectively. The amount for 2011 remained almost unchanged, compared to 2010, reflecting a slight increase in revenues from mortgage banking activities driven by a higher volume of loan sales, offset by lower service charges on deposit accounts. The increase for 2010, as compared to 2009, was mainly related to higher fees on loans related to credit facilities to the Virgin Islands government.

•

Direct non-interest expenses for the year ended December 31, 2011 were $36.5 million compared to $41.6 million and $45.4 million for the years ended December 31, 2010 and 2009, respectively. The decrease in 2011, compared to 2010, was mainly related to the decrease in the FDIC insurance premium expense and decreases in compensation and related expenses and in occupancy-related costs such as rental and depreciation expenses. The decrease in 2010, as compared to 2009, was mainly due to reductions in compensation, mainly due to headcount, overtime and bonuses reductions, and reductions in occupancy costs and business promotion expenses.

FINANCIAL CONDITION AND OPERATING DATA ANALYSIS

Financial Condition

The following table presents an average balance sheet of the Corporation for the following years:

		December 31,
	2011	2010	2009
		(In thousands)
ASSETS
Interest-earning assets:
Money market & other short-term investments	$567,548	$778,412	$182,205
Government obligations	1,350,505	1,368,368	1,345,591
Mortgage-backed securities	1,181,183	2,658,279	4,254,044
Corporate bonds	2,000	2,000	4,769
FHLB stock	43,676	65,297	76,982
Equity securities	1,377	1,481	2,071

Total investments	3,146,289	4,873,837	5,865,662

Residential mortgage loans	2,944,367	3,488,037	3,523,576
Construction loans	616,980	1,315,794	1,590,309
Commercial loans	5,849,444	6,190,959	6,343,635
Finance leases	263,403	299,869	341,943
Consumer loans	1,357,381	1,506,448	1,661,099

Total loans	11,031,575	12,801,107	13,460,562

Total interest-earning assets	14,177,864	17,674,944	19,326,224
Total non-interest-earning assets(1)	177,852	196,098	480,998

Total assets	$14,355,716	$17,871,042	$19,807,222

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing checking accounts	$1,014,280	$1,057,558	$866,464
Savings accounts	2,032,665	1,967,338	1,540,473
Certificates of deposit	2,260,106	1,909,406	1,680,325
Brokered CDs	5,134,699	7,002,343	7,300,696

Interest-bearing deposits	10,441,750	11,936,645	11,387,958
Loans payable(2)	—	299,589	643,618
Other borrowed funds	1,459,476	2,436,091	3,745,980
FHLB advances	467,522	888,298	1,322,136

Total interest-bearing liabilities	12,368,748	15,560,623	17,099,692
Total non-interest-bearing liabilities(3)	862,420	863,215	852,943

Total liabilities	13,231,168	16,423,838	17,952,635

Stockholders’ equity:
Preferred stock	341,658	744,585	909,274
Common stockholders’ equity	782,890	702,619	945,313

Stockholders’ equity	1,124,548	1,447,204	1,854,587

Total liabilities and stockholders’ equity	$14,355,716	$17,871,042	$19,807,222

(1)	Includes the allowance for loan and lease losses and the valuation on investment securities available-for-sale.
(2)	Consists of short-term borrowings under the FED Discount Window Program.
(3)	Includes changes in fair value of liabilities elected to be measured at fair value .

The Corporation’s total average assets were $14.4 billion and $17.9 billion as of December 31, 2011 and 2010, respectively, a decrease for 2011 of $3.5 billion or 20% as compared to 2010. The decrease in average assets was due to: (i) a decrease of $1.8 billion in average loans reflecting the sale of loans to CPG/GS with a principal balance of $510.2 million, additional sales in 2011 of C&I and construction non-performing loans with an unpaid principal balance of $110.9 million, bulk sales of $518 million of performing residential mortgage loans to another financial institution, and charge-offs and prepayments, and (ii) a decrease of $1.7 billion in average investment securities, mainly due to sales of mortgage-backed securities over the last two years and the utilization of excess liquidity to paydown matured borrowings.

The Corporation’s total average liabilities were $13.2 billion and $16.4 billion as of December 31, 2011 and 2010, respectively, a decrease of $3.2 billion or 19% as compared to 2010. The decrease in average liabilities is mainly a result of the Corporation’s decision to deleverage its balance sheet by the roll-off of maturing brokered CDs and advances from FHLB combined with the early cancellation of repurchase agreements.

Assets

Total assets as of December 31, 2011 amounted to $13.1 billion, a decrease of $2.5 billion compared to $15.6 billion as of December 31, 2010. The Corporation continued to deleverage its balance sheet and total loans decreased by $1.3 billion mainly attributed to loan sales, including the sale of $518 million of performing residential mortgage loans to another financial institution and the aforementioned sale of a pool of loans, mainly adversely classified loans, with a book value of $269 million to CPG/GS Charge-offs, sales of trouble assets in Florida and Puerto Rico, foreclosures and prepayments also contributed to a lower loan portfolio. In addtion, there was a decrease of $1.3 billion in investment securities driven by sales and prepayments of U.S. agency MBS, sales of low yielding U.S. Treasury Notes and, U.S. agency debt securities called prior to maturity. The Corporation used proceeds from sales of loans and securities to paydown maturing brokered CDs and for the early cancellation of repurchase agreements. The decrease in assets is consistent with the Corporation’s deleveraging, de-risking and balance sheet repositioning strategies, to among other things, improve its capital position during 2011 and enhance net interest margins in the future.

Loans Receivable, including loans held for sale

The following table presents the composition of the loan portfolio including loans held for sale as of year-end for each of the last five years.

(In thousands)	2011	2010	2009	2008	2007
Residential mortgage loans	$2,873,785	$3,417,417	$3,595,508	$3,481,325	$3,143,497

Commercial loans:
Commercial mortgage loans	1,565,411	1,670,161	1,693,424	1,635,978	1,353,439
Construction loans	427,863	700,579	1,492,589	1,526,995	1,454,644
Commercial and Industrial loans	3,856,695	3,861,545	4,927,304	3,757,508	3,156,938
Loans to local financial institutions collateralized by real estate mortgages and pass-through trust certificates	273,821	290,219	321,522	567,720	624,597

Total commercial loans	6,123,790	6,522,504	8,434,839	7,488,201	6,589,618

Finance leases	247,003	282,904	318,504	363,883	378,556
Consumer loans	1,314,814	1,432,611	1,579,600	1,744,480	1,667,151

Total loans held for investment	10,559,392	11,655,436	13,928,451	13,077,889	11,778,822

Less:
Allowance for loan and lease losses	(493,917)	(553,025)	(528,120)	(281,526)	(190,168)

Total loans held for investment, net	10,065,475	11,102,411	13,400,331	12,796,363	11,588,654
Loans held for sale	15,822	300,766	20,775	10,403	20,924

Total loans, net	$10,081,297	$11,403,177	$13,421,106	$12,806,766	$11,609,578

Lending Activities

As of December 31, 2011, the Corporation’s total loans, net of allowance, decreased by $1.3 billion, when compared with the balance as of December 31, 2010. All major loan categories decreased from 2010 levels, driven by sales of both performing and non-performing loans combined with charge-offs and principal repayments and a lower volume of loan originations.

As discussed in detail in the executive overview section, early in 2011 the Corporation completed the sale of a pool of loans with a book value of $269.3 million, mainly adversely classified and non-performing loans, to CPG/GS. In addition, the Corporation completed bulk sales of $518 million of performing residential mortgage loans to another financial institution in 2011 and sold two large non-performing relationships with an aggregate book value of approximately $70 million (charge-offs of $8.9 million at the time of sale were recorded for these loans in 2011).

As shown in the table above, the 2011 loans held for investment portfolio was comprised of commercial (58%), residential real estate (27%), and consumer and finance leases (15%). Of the total gross loans held for investment portfolio of $10.6 billion as of December 31, 2011, approximately 84% has credit risk concentration in Puerto Rico, 8% in the United States (mainly in the state of Florida) and 8% in the Virgin Islands, as shown in the following table:

	Puerto	Virgin	United
As of December 31, 2011	Rico	Islands	States	Total
		(In thousands)
Residential mortgage loans	$2,179,690	$405,730	$288,365	$2,873,785

Commercial mortgage loans	1,066,571	65,075	433,765	1,565,411
Construction loans	258,785	145,519	23,559	427,863
Commercial and Industrial loans	3,579,784	232,116	44,795	3,856,695
Loans to a local financial institution collateralized by real estate mortgages	273,821	—	—	273,821

Total commercial loans	5,178,961	442,710	502,119	6,123,790
Finance leases	247,003	—	—	247,003
Consumer loans	1,226,277	57,369	31,168	1,314,814

Total loans held for investment	$8,831,931	$905,809	$821,652	$10,559,392
Loans held for sale	12,955	2,867	—	15,822

Total loans, gross	$8,844,886	$908,676	$821,652	$10,575,214

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

The following table sets forth certain additional data (including loan production) related to the Corporation’s loan portfolio net of the allowance for loan and lease losses for the dates indicated:

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
			(In thousands)
Beginning balance	$11,403,177	$13,421,106	$12,806,766	$11,609,578	$11,105,684
Residential real estate loans originated and purchased	563,138	526,389	591,889	690,365	715,203
Construction loans originated and purchased	93,183	175,260	433,493	475,834	678,004
C&I and Commercial mortgage loans originated and purchased	1,480,192	1,706,604	3,153,278	2,175,395	1,898,157
Finance leases originated	83,651	90,671	80,716	110,596	139,599
Consumer loans originated and purchased	493,511	508,577	514,774	788,215	653,180

Total loans originated and purchased	2,713,675	3,007,501	4,774,150	4,240,405	4,084,143
Sales and securitizations of loans	(1,175,463)	(529,413)	(464,705)	(164,583)	(147,044)
Repayments and prepayments	(2,422,071)	(3,704,221)	(3,010,857)	(2,589,120)	(3,084,530)
Other decreases (1) (2)	(438,021)	(791,796)	(684,248)	(289,514)	(348,675)

Net (decrease) increase	(1,321,880)	(2,017,929)	614,340	1,197,188	503,894

Ending balance	$10,081,297	$11,403,177	$13,421,106	$12,806,766	$11,609,578

Percentage (decrease) increase	(11.59)%	(15.04)%	4.80%	10.31%	4.54%

(1)	Includes the change in the allowance for loan and lease losses and cancellation of loans due to the repossession of the collateral.
(2)	For 2008, is net of $19.6 million of loans from the acquisition of Virgin Islands Community Bank (“VICB”). For 2007, includes the recharacterization of securities collateralized by loans of approximately $183.8 million previously accounted for as a secured commercial loan with a former financial institution.

Residential Real Estate Loans

As of December 31, 2011, the Corporation’s residential real estate loan portfolio held for investment decreased by $543.6 million as compared to the balance as of December 31, 2010. The majority of the Corporation’s outstanding balance of residential mortgage loans consists of fixed-rate, fully amortizing, full documentation loans. In accordance with the Corporation’s underwriting guidelines, residential real estate loans are mostly fully documented loans, and the Corporation is not actively involved in the origination of negative amortization loans or adjustable-rate mortgage loans. The decrease was a combination of sales of approximately $518 million of performing loans to another financial institution, and sales of $118.8 million to FNMA and FHLMC in the secondary market. Charge-offs of $39.0 million, foreclosures and paydowns also contributed to the decrease.

Residential real estate loan production and purchases for the year ended December 31, 2011 increased by $36.7 million, compared to the same period in 2010 and decreased by $65.5 million for 2010, compared to the same period in 2009. Residential real estate loans represent 21% of total loans originated and purchased for 2011. The Corporation’s strategy is to penetrate markets by providing customers with a variety of high quality mortgage products. The Corporation’s residential mortgage loan originations continued to be driven by FirstMortgage, its mortgage loan origination subsidiary. FirstMortgage supplements its internal direct originations through its retail network with an indirect business strategy. The Corporation established in 2005 a strategic program to purchase ongoing residential mortgage loan production from mortgage bankers in Puerto Rico. Purchases of $180.7 million in 2011were mainly conforming residential mortgage loans. Purchases of conforming residential mortgage loans provide the Corporation the flexibility to retain or sell the loans, including through securitization transactions depending upon whether the Corporation wants to retain high yielding loans and improve net interest margins or generate profits by selling loans. When the Corporation sells such loans, it generally keeps the servicing of the loans.

Commercial and Construction Loans

As of December 31, 2011, the Corporation’s commercial and construction loan portfolio held for investment decreased by $398.7 million, as compared to the balance as of December 31, 2010, due mainly to $218.7 million in charge-offs, principal repayments and the sale of approximately $70 million of two large non-performing loans. The Corporation’s commercial loans are primarily variable and adjustable-rate loans.

Total commercial and construction loans originated amounted to $1.6 billion for 2011, a decrease of $308.5 million when compared to originations during 2010. The decrease in commercial and construction loan production for 2011, compared to 2010, was mainly related to credit facilities extended to the Puerto Rico and Virgin Islands government. Origination related to government entities amounted to $438.8 million in 2011 compared to $702.6 million in 2010.

On February 16, 2011, FirstBank sold an asset portfolio consisting of performing and non-performing construction, commercial mortgage and C&I loans with an aggregate book value of $269.3 million to CPG/GS. In exchange for the sale, the Corporation received $88.5 million in cash and a 35% subordinated interest in CPG/GS. In connection with the sale, FirstBank provided seller financing to CPG/GS in the amount of $136.1 million under 7-year loan that bears variable interest at 30-day LIBOR plus 300 basis points and is secured by a pledge of all of the acquiring entity’s assets as well as the 65% ownership interest of the majority owner of CPG/GS, PRLP Ventures LLC (“PRLP”). As of December 31, 2011, the carrying amount of the loan is $126.7 million and is included in the Corporation’s C&I loan receivable portfolio; the carrying value of FirstBank’s equity interest in CPG/GS is $43.4 million as of December 31, 2011, accounted under the equity method and included as part of Investment in unconsolidated entities in the Consolidated Statements of Financial Condition. The 35% interest of FirstBank in CPG/GS is subordinated to PRLP’s priority right to recover its initial investment and receive a priority return of 12%. Accordingly, FirstBank’s equity interest in CPG/GS is subject to the risk of loss depending upon the performance of the transferred loans. Refer to Note 13 to the Corporation’s audited financial statements for the year ended December 31, 2011 included in Item 8 of this Form 10-K for additional information about the determination of the value of the FirstBank’s investment in CPG/GS.

FirstBank also provided an $80 million advance facility to CPG/GS to fund unfunded commitments and costs to complete projects under construction, which was fully disbursed in the year ended December 31, 2011, and a $20 million working capital line of credit to fund certain expenses of CPG/GS. These loans bear variable interest at 30-day LIBOR plus 300 basis points. As of December 31, 2011, the carrying value of the advance facility and working capital line were $74.5 million and $0, respectively, and are included in the Corporation’s C&I loan receivable portfolio.

As of December 31, 2011, the Corporation had $360.1 million outstanding of credit facilities granted to the Puerto Rico Government and/or its political subdivisions, up from $325.1 million as of December 31, 2010, and $139.4 million granted to the Virgin Islands government, up from $84.3 million as of December 31, 2010. A substantial portion of these credit facilities are obligations that have a specific source of income or revenues identified for their repayment, such as property taxes collected by the central Government and/or municipalities. Another portion of these obligations consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power and water utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities in Puerto Rico for which the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment.

Aside from loans extended to the Puerto Rico Government and its political subdivisions, the largest loan to one borrower as of December 31, 2011 in the amount of $273.8 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual real-estate loans, mostly 1-4 residential mortgage loans.

Construction loans originations decreased by $82.1 million in 2011, from $175.3 million in 2010, due to the strategic decision by the Corporation to reduce its exposure to construction projects in both Puerto Rico and the United States. The Corporation has significantly reduced its exposure to construction loans in its Florida operations and construction loan originations in Puerto Rico are mainly draws from existing commitments. More than 93% of the construction loan originations in 2011 are related to disbursements from previous established commitments and new loans are mainly associated with construction loans to individuals. In Puerto Rico, absorption rates on low income residential projects financed by the Corporation showed signs of improvement during 2010 and 2011 but the market is still under pressure because of an oversupply of housing units compounded by lower demand and diminished consumer purchasing power and confidence.

During 2011, $111.8 million of commercial construction projects were converted to commercial mortgage loans or commercial loans, of which $103.6 million are located in Puerto Rico and $4.7 million in Florida and $3.5 million in the Virgin Islands. As a key initiative to increase the absorption rate in residential construction projects, the Corporation has engaged in discussions with developers to review sales strategies and provide additional incentives to supplement the Puerto Rico Government housing stimulus package enacted in September 2010. From September 1, 2010 to December 31, 2012, the Government of Puerto Rico is providing tax and transaction fees incentives to both purchasers and sellers (whether a Puerto Rico resident or not) of new and existing residential property, as well as commercial property with a sales price of no more than $3 million. Among its provisions, the housing stimulus package provides various types of income and property taxes exemptions as well as reduced closing costs, including:

•	Purchase/Sale of New Residential Property within the Period

- Any long term capital gain upon the subsequent sale of new residential property will be 100% exempt from the payment of income taxes. The purchaser will have an exemption for five years on the payment of property taxes. The cost of filing stamps and seals are waived for the period.

These benefits will be reduced for the period from July 1, 2012 through December 31, 2012 by 50% that is:

- 50% exemption of real property taxes,

- 50% discount on stamps and rights needed, and

- 50% exemption of the capital gain realized if the property is not the principal residence of the seller.

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

These benefits will be reduced for the period from July 1, 2012 through December 31, 2012 by 50% that is:

- 25% discount on stamps and rights needed, and

- 25% exemption of the capital gain realized if the property is not the principal residence of the seller.

•	Rental Income from Residential Properties

- Income derived from the rental of new or existing residential property will be exempt from income taxes for a period of up to 10 calendar years, commencing on January 1, 2011.

This legislation is aimed to alleviate some of the stress in the construction industry.

The construction loan portfolio held for investment in Puerto Rico decreased by $178.5 million during 2011 driven mainly by loans converted to permanent financing commercial mortgage and C&I loans and charge-offs of $46.3 million. In Florida, the construction portfolio decreased by $55.0 million, driven by the repossession and subsequent sale of the underling collateral of a $33.0 million residential project and charge-offs of $11.5 million in 2011. In the Virgin Islands, the construction portfolio decreased by $39.2 million mainly due to charge-offs of $42.8 million associated with two commercial projects.

The composition of the Corporation’s construction loan portfolio held for investment as of December 31, 2011 by category and geographic location follows:

As of December 31, 2011
	Puerto Rico	Virgin Islands	United States	Total
		(In thousands)
Loans for Residential housing projects
High Rise (1)	$7,928	$—	$—	$7,928
Mid Rise (2)	26,751	4,939	292	31,982
Single Family detach	36,843	1,505	3,443	41,791

Total for residential housing projects	71,522	6,444	3,735	81,701

Construction Loans to individuals secured by residential properties	9,980	7,578	—	17,558
Condo-conversion loans	4,920	—	—	4,920
Loans for commercial projects	44,595	88,979	—	133,574
Bridge loans—residential	42,926	—	—	42,926
Bridge loans—commercial	—	25,700	12,697	38,397
Land loans—residential	47,299	13,913	7,133	68,345
Land loans—commercial	36,533	2,126	—	38,659
Working Capital	1,648	1,041	—	2,689

Total before net deferred fees and allowance for loan losses	$259,423	$145,781	$23,565	$428,769

Net deferred fees	(638)	(262)	(6)	(906)

Total construction loan portfolio, gross	258,785	145,519	23,559	427,863
Allowance for loan losses	(51,540)	(29,746)	(10,100)	(91,386)

Total construction loan portfolio, net	$207,245	$115,773	$13,459	$336,477

(1)	For purposes of the above table, high-rise portfolio is composed of buildings with more than 7 stories, composed of two projects in Puerto Rico.
(2)	Mid-rise relates to buildings up to 7 stories.

The following table presents further information on the Corporation’s construction portfolio as of and for the year ended December 31, 2011:

Total Undisbursed Funds under existing commitments	$128,334

Construction loans in non-accrual status (1)	$250,022

Net charge offs—Construction loans (2)	$100,760

Allowance for Loan Losses	$91,386

Non-performing construction loans to total construction loans	58.44%

Allowance for Loan Losses construction loans to total construction loans	21.36%

Net charge offs to total average construction loans	16.33%

(1)	Excludes $4.8 million of non-performing construction loans held for sale.
(2)	Includes charge-offs of $11.5 million related to construction loans in Florida, $46.3 million related to construction loans in Puerto Rico and $42.9 million related to construction loans in the Virgin Islands.

The following summarizes the construction loans for residential housing projects in Puerto Rico segregated by the estimated selling price of the units:

(in Thousands)
Construction loan portfolio:
Under $300K	40,817
$300K to $600K	5,495
Over $600K	25,210

$71,522

(1)	Mainly composed of one single-family detached project that accounts for approximately 72% of the residential housing projects in Puerto Rico. With selling prices over $600k.

Consumer Loans and Finance Leases

As of December 31, 2011, the Corporation’s portfolio of consumer loans and finance leases decreased by $153.7 million, as compared to the portfolio balance as of December 31, 2010. This is mainly the result of repayments and charge-offs that on a combined basis more than offset the volume of loan originations during 2011. Nevertheless, the Corporation experienced a decrease in net charge-offs of consumer loans and finance leases that amounted to $37.7 million for 2011, as compared to $53.9 million for 2010.

Consumer loan originations are principally driven through the Corporation’s retail network. For the year ended December 31, 2011, consumer loan and finance lease originations amounted to $577.2 million, a decrease of $22.1 million or 4% compared to 2011 mainly related to auto financings. Consumer loan originations are driven by auto loan originations through a strategy of seeking to provide outstanding service to selected auto dealers who provide the channel for the bulk of the Corporation’s auto loan originations. This strategy is directly linked to our strong and stable auto floor plan relationships, which are the foundation of a successful auto loan generation operation. The Corporation’s relations with floor plan dealers are strong and directly benefit the Corporation’s consumer lending operation. Finance leases are mostly composed of loans to individuals to finance the acquisition of a motor vehicle and typically have five-year terms and are collateralized by a security interest in the underlying assets.

Investment Activities

As part of its strategy to diversify its revenue sources and maximize its net interest income, First BanCorp maintains an investment portfolio that is classified as available-for-sale. The Corporation’s total investment securities portfolio as of December 31, 2011 amounted to $2.0 billion, a reduction of $1.3 billion from December 31, 2010 mainly due to sales and prepayments of U.S. agency MBS and sales of U.S Treasury Securities. The reduction was the net result of approximately $640 million of U.S. agency MBS, $500 million of U.S. Treasury Notes and $105 million of U.S. agency floating rate CMOs sold in 2011, the call prior to maturity of approximately $303.3 million of investment securities (mainly U.S. agency debt securities) and MBS prepayments.

As previously discussed, as part of the balance sheet restructuring strategies, the Corporation sold during 2011 approximately $500 million of low-yielding U.S. Treasury Notes and $105 million of floating rate U.S. agency CMOs and used proceeds, in part, to prepay $400 million of repurchase agreements that carried an average rate of 2.74% and $100 million of advances from the FHLB that carried an average rate of 1.62%, thus, contributing to the improvement in the net interest margin. Prepayment penalties of $10.8 million were offset with gains of $11.0 million from the sale of U.S. Treasury Notes and floating rate U.S. agency CMOs. This transactions contributed to the improvement in the net interest margin.

The sales completed in 2011 also included the sale of $330 million of MBS originally intended to be held to maturity as a result of the deleveraging initiatives included in the Corporation’s capital plan in order to preserve and improve the Corporation’s capital position. After the sale and consistent with the Corporation’s ongoing capital management strategy, the remaining $89 million of investment securities held-to-maturity portfolio was reclassified to the available-for-sale portfolio during the first quarter of 2011. Over 83% of the Corporation’s available-for-sale portfolio is invested in U.S. Government and Agency debentures and fixed-rate U.S. government sponsored-agency MBS (mainly GNMA, FNMA and FHLMC fixed-rate securities). The Corporation’s investment in equity securities is minimal.

The following table presents the carrying value of investments as of December 31, 2011 and 2010:

	2011	2010
	(In thousands)
Money market investments	$239,669	$115,560

Investment securities held-to-maturity, at amortized cost:
U.S. Government and agencies obligations	—	8,487
Puerto Rico Government obligations	—	23,949
Mortgage-backed securities	—	418,951
Corporate bonds	—	2,000

	—	453,387

Investment securities available-for-sale, at fair value:
U.S. Government and agencies obligations	778,577	1,212,067
Puerto Rico Government obligations	222,613	136,841
Mortgage-backed securities	921,024	1,395,486
Corporate bonds	1,013	—
Equity securities	41	59

	1,923,268	2,744,453

Other equity securities, including $36.7 million and $54.6 million of FHLB stock as of December 31, 2011 and 2010, respectively	37,951	55,932

Total money market and investment securities	$2,200,888	$3,369,332

Mortgage-backed securities as of December 31, 2011 and 2010, consist of:

(In thousands)	2011	2010
Held-to-maturity
FHLMC certificates	$—	$2,569
FNMA certificates	—	416,382

	—	418,951

Available-for-sale
FHLMC certificates	26,148	1,817
GNMA certificates	762,006	991,378
FNMA certificates	71,664	215,059
Collateralized Mortgage Obligations issued or guaranteed by FHLMC, FNMA and GNMA	—	114,915
Other mortgage pass-through certificates	61,206	72,317

	921,024	1,395,486

Total mortgage-backed securities	$921,024	$1,814,437

The carrying values of investment securities classified as available for sale as of December 31, 2011 by contractual maturity (excluding mortgage-backed securities and equity securities) are shown below:

(Dollars in thousands)	Carrying amount	Weighted average yield %
U.S. Government and agencies obligations
Due within one year	$778,577	0.65
Due after one year through five years	—	—

	778,577	0.65

Puerto Rico Government obligations
Due within one year	8,670	4.20
Due after one year through five years	70,760	2.63
Due after five years through ten years	118,249	5.07
Due after ten years	24,934	5.74

	222,613	4.33

Corporate bonds
Due after ten years	1,013	5.80

Total	1,002,203	1.47

Mortgage-backed securities	921,024	3.85
Equity securities	41	—

Total investment securities available-for-sale	$1,923,268	2.60

Total proceeds from the sale of securities during the year ended December 31, 2011 amounted to approximately $1.6 billion (2010 — $2.4 billion). The Corporation realized gross gains of approximately $53.1 million in 2011 (2010 — $93.7 million gross gains and realized gross losses of approximately $0.5 million). There were no realized gross losses in 2011. The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities as of December 31, 2011 and 2010 was $1.3 million. During 2010, the Corporation realized a gain of $10.7 million on the sale of Visa Class C shares.

For the years ended December 31, 2011 and 2010, the Corporation recorded OTTI charges through earnings of $1.4 million and $0.6 million, respectively, related to the credit loss portion of available-for-sale private label MBS. In addition, in the fourth quarter of 2011 recorded an OTTI charge through earnings of $0.6 million related to its $1.4 million investment in a collateralized debt obligation. With respect to equity securities, in 2010 the Corporation recorded OTTI charges of approximately $0.4 million on certain equity securities held in its available-for-sale investment portfolio related to financial institutions in Puerto Rico. Management concluded that the declines in value of the securities were other-than-temporary; as such, the cost basis of these securities was written down to the market value as of the date of the analysis and was reflected in earnings as a realized loss. Refer to Note 4 to the Corporation’s audited financial statements for the year ended December 31, 2011 included in Item 8 of this Form 10-K for additional information regarding the Corporation’s evaluation of other-than temporary impairment on available-for-sale securities.

Net interest income of future periods will be affected by the Corporation’s decision to deleverage its investment securities portfolio to preserve its capital position and from balance sheet repositioning strategies. Also, net interest income could be affected by prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on these securities, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration in the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. Approximately $303.3 million of investment securities, mainly U.S. Agency debentures, with an average yield of 1.19% were called during 2011. As of December 31, 2011, the Corporation has approximately $184.1 million in debt securities (Puerto Rico government securities) with embedded calls and with an average yield of 4.12%. Refer to the “Risk Management” section below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and of the interest rate risk management strategies followed by the Corporation. Also refer to Note 4 to the Corporation’s audited financial statements for the year ended December 31, 2011 included in Item 8 of this Form 10-K for additional information regarding the Corporation’s investment portfolio.

Investment Securities and Loans Receivable Maturities

The following table presents the maturities or repricing of the loan and investment portfolio as of December 31, 2011:

		2-5 Years		Over 5 Years
	One Year or Less	Fixed Interest Rates	Variable Interest Rates	Fixed Interest Rates	Variable Interest Rates	Total
			(In thousands)
Investments:(1)
Money market investments	$239,669	$—	$—	$—	$—	$239,669
Mortgage-backed securities	110,547	21,851	—	788,626	—	921,024
Other securities(2)	868,640	70,760	—	144,196	—	1,083,596

Total investments	1,218,856	92,611	—	932,822	—	2,244,289

Loans:(1)(2)(3)
Residential mortgage	554,583	74,687	—	2,255,573	—	2,884,843
C&I and commercial mortgage	4,619,509	465,436	122,223	488,759	—	5,695,927
Construction	387,858	13,008	—	31,761	—	432,627
Finance leases	23,573	201,844	—	21,586	—	247,003
Consumer	167,061	844,731	—	303,022	—	1,314,814

Total loans	5,752,584	1,599,706	122,223	3,100,701	—	10,575,214

Total earning assets	$6,971,440	$1,692,317	$122,223	$4,033,523	$—	$12,819,503

(1)	Scheduled repayments reported in the maturity category in which the payment is due and variable rate loans and investments according to repricing frequency.
(2)	Equity securities available-for-sale, other equity securities and loans having no stated scheduled of repayment and no stated maturity were included under the “one year or less category”.
(3)	Non-accruing loans were included under the “one year or less category”.

Goodwill and other intangible assets

Business combinations are accounted for using the purchase method of accounting. Assets acquired and liabilities assumed are recorded at estimated fair value as of the date of acquisition. After initial recognition, any resulting intangible assets are accounted for as follows:

Goodwill

The Corporation evaluates goodwill for impairment on an annual basis, generally during the fourth quarter, or more often if events or circumstances indicate there may be impairment. The Corporation evaluated goodwill for impairment as of October 1, 2011. Goodwill impairment testing is performed at the segment (or “reporting unit”) level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill. The Corporation’s goodwill is mainly related to the acquisition of FirstBank Florida in 2005.

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

For purposes of the market comparable approach, valuation was determined by calculating price to tangible equity multiples of the comparable companies and applying these multiples to the reporting unit to derive an implied value of equity.

For purposes of the DCF analysis approach, the valuation is based on estimated future cash flows. The financial projections used in the DCF analysis for the reporting unit are based on the most recent available data. The growth assumptions included in these projections are based on management’s expectations of the reporting unit’s financial prospects as well as particular plans for the entity (i.e. restructuring plans). The cost of equity was estimated using the capital asset pricing model (CAPM) using comparable companies, an equity risk premium, the rate of return of a “riskless” asset, a size premium based on the size of the reporting unit and a specific company risk premium. The discount rate was estimated to be 16.5 percent. The resulting discount rate was analyzed in terms of reasonability given current market conditions.

The Step 1 evaluation of goodwill allocated to the Florida reporting unit, which is one level below the United States business segment, indicated potential impairment of goodwill. The Step 1 fair value for the unit under both valuation approaches (market and DCF) was below the carrying amount of its equity book value as of the valuation date (October 1), requiring the completion of Step 2. In accordance with accounting standards, the Corporation performed a valuation of all assets and liabilities of the Florida unit, including any recognized and unrecognized intangible assets, to determine the fair value of net assets. To complete Step 2, the Corporation subtracted from the unit’s Step 1 fair value the determined fair value of the net assets to arrive at the implied fair value of goodwill. The results of the Step 2 analysis indicated that the implied fair value of goodwill of $40.4 million exceeded the goodwill carrying value of $27 million, resulting in no goodwill impairment. The analysis of results for Step 2 indicated that the fair value of the reporting unit was mainly driven by the deteriorated fair value of the loan portfolios and not the fair value of the reporting unit as going concern. The discount in the loan portfolios is mainly attributable to market participants’ expected rates of returns, which affected the market discount on the Florida commercial mortgage and residential mortgage portfolios. The fair value of the loan portfolio determined for the Florida reporting unit represented a discount of $101 million.

The fair value in the Florida unit Step 1 was offset by a reduction in the fair value of its net assets, resulting in an implied fair value of goodwill that exceeded the recorded book value of goodwill. If the Step 1 fair value of the Florida unit declines further without a corresponding decrease in the fair value of its net assets or if loan discounts improve without a corresponding increase in the Step 1 fair value, the Corporation may be required to record a goodwill impairment charge. The Corporation engaged a third-party valuator to assist management in the annual evaluation of the Florida unit goodwill (including Step 1 and Step 2), including the valuation of loan portfolios as of the October 1 valuation date. In reaching its conclusion on impairment, management analyzed with the valuator the methodologies, assumptions and results supporting the relevant values for the goodwill and determined that they were reasonable.

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

Goodwill was not impaired as of December 31, 2011 or 2010, nor was any goodwill written-off due to impairment during 2011, 2010 and 2009.

Other Intangibles

Definite life intangibles, mainly core deposits, are amortized over their estimated lives, generally on a straight-line basis, and are reviewed periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

The Corporation performed impairment tests for the year ended December 31, 2011 and determined that no impairment was needed to be recognized for other intangible assets. As a result of an impairment evaluation of core deposit intangibles, there was an impairment charge of $4.0 million recorded in 2009 related to core deposits of FirstBank Florida attributable to decreases in the base of acquired core deposits, no impairment charge was required for 2010.

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

Other Management Committees

As part of its governance framework, the Corporation has various additional risk management related-committees. These committees are jointly responsible for ensuring adequate risk measurement and management in their respective areas of authority. At the management level, these committees include:

(1)	Management’s Investment and Asset Liability Committee (“MIALCO”) – oversees interest rate and market risk, liquidity management and other related matters. Refer to “—Liquidity Risk and Capital Adequacy and Interest Rate Risk Management” discussions below for further details.

(2)	Information Technology Steering Committee – is responsible for the oversight of and counsel on matters related to information technology including the development of information management policies and procedures throughout the Corporation.

(3)	Bank Secrecy Act Committee – is responsible for oversight, monitoring and reporting of the Corporation’s compliance with the Bank Secrecy Act.

(4)	Credit Committees (Delinquency and Credit Management Committee) – oversees and establishes standards for credit risk management processes within the Corporation. The Credit Management Committee is responsible for the approval of loans above an established size threshold. The Delinquency Committee is responsible for the periodic review of (1) past due loans, (2) overdrafts, (3) non-accrual loans, (4) other real estate owned (“OREO”) assets, and (5) the bank’s watch list and non-performing loans.

(5)	Vendor Management Committee – oversees policies, procedures and related practices related to the Corporation’s vendor management efforts. The Vendor Management Committee primarily general functions involve the establishment of a process and procedures to enable the recognition, assessment, management and monitoring of vendor management risks.

Officers

As part of its governance framework, the following officers play a key role in the Corporation’s risk management process:

(1)	Chief Executive Officer is responsible for the overall risk governance structure of the Corporation.

(2)	Chief Risk Officer is responsible for the oversight of the risk management organization as well as risk governance processes. In addition, the CRO with the collaboration of the Risk Assessment Manager manages the operational risk program.

(3)	Commercial Credit Risk Officer, Retail Credit Risk Officer, Chief Lending Officer and other senior executives, are responsible of managing and executing the Corporation’s credit risk program.

(4)	Chief Financial Officer together with the Corporation’s Treasurer manages the Corporation’s interest rate and market and liquidity risks programs and, together with the Corporation’s Chief Accounting Officer, is responsible for the implementation of accounting policies and practices in accordance with GAAP and applicable regulatory requirements. The Chief Financial Officer is assisted by the Risk Assessment Manager in the review of the Corporation’s internal control over financial reporting.

(5)	Chief Accounting Officer is responsible for the development and implementation of the Corporation’s accounting policies and practices and the review and monitoring of critical accounts and transactions to ensure that they are managed in accordance with GAAP and applicable regulatory requirements.

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

The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. As of December 31, 2011, FirstBank could not pay any dividend to the parent company except upon receipt of prior approval by the FED.

The Asset and Liability Committee of the Board of Directors is responsible for establishing the Corporation’s liquidity policy as well as approving operating and contingency procedures, and monitoring liquidity on an ongoing basis. The MIALCO, using measures of liquidity developed by management, which involve the use of several assumptions, reviews the Corporation’s liquidity position on a monthly basis. The MIALCO oversees liquidity management, interest rate risk and other related matters. The MIALCO, which reports to the Board of Directors’ Asset and Liability Committee, is composed of senior management officers, including the Chief Executive Officer, the Chief Financial Officer, the Chief Risk Officer, the Retail Financial Services Director, the Risk Manager of the Treasury and Investments Division, the Financial Analysis and Asset/Liability Director and the Treasurer. The Treasury and Investments Division is responsible for planning and executing the Corporation’s funding activities and strategy; monitoring liquidity availability on a daily basis and reviewing liquidity measures on a weekly basis. The Treasury and Investments Accounting and Operations area of the Comptroller’s Department is responsible for calculating the liquidity measurements used by the Treasury and Investment Division to review the Corporation’s liquidity position on a monthly basis, the Financial Analysis and and Asset/Liability Director estimates the liquidity gap for longer periods.

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

The Corporation manages its liquidity in a proactive manner, and maintains a sound liquidity position. Multiple measures are utilized to monitor the Corporation’s liquidity position, including basic liquidity and time-based reserve measures. The Corporation has maintained basic liquidity (cash, free liquid assets and secured lines of credit) in excess of the self-imposed minimum limit of 5% of total assets. As of December 31, 2011, the estimated basic liquidity ratio was approximately 7.6%, including un-pledged investment securities, FHLB lines of credit, and cash. At year end, the Corporation had $506 million available for additional credit on FHLB lines of credit. Unpledged liquid securities as of December 31, 2011 mainly consisted of fixed-rate MBS and U.S. agency debentures totaling approximately $62.4 million. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic liquidity computation. Most of the cash balances are deposited with the Federal Reserve Bank generating interest income based on a 0.25% rate. As of December 31, 2011, the holding company had $44.8 million of cash and cash equivalents. Cash and cash equivalents at the Bank level as of December 31, 2011 were approximately $440.1 million. The Bank has $100 million, $159 million and $7.4 million in repurchase agreements, FHLB advances and notes payable, respectively, maturing over the next twelve months. In addition, it had $3.7 billion in brokered CDs as of December 31, 2011, of which $2.5 billion mature over the next twelve months. Liquidity at the Bank level is highly dependent on bank deposits, which fund 75.9% of the Bank’s assets (or 47.5% excluding brokered CDs).The Corporation has continued to issue brokered CDs pursuant to temporary approvals received from the FDIC to renew or roll over certain amounts of brokered CDs through March 31, 2012. Management cannot be certain it will continue to obtain waivers from the restrictions to issue brokered CDs under the Order to meet its obligations and execute its business plans.

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

The Corporation has deleveraged its balance sheet by reducing the amounts of brokered CDs. The reductions in brokered CDs are consistent with the requirements of the Order that preclude the issuance of brokered CDs without FDIC approval and require a plan to reduce the amount of brokered CDs. Brokered CDs decreased $2.5 billion to $3.7 billion as of December 31, 2011 from $6.3 billion as of December 31, 2010. At the same time, as the Corporation focuses on reducing its reliance on brokered deposits, it is seeking to add core deposits.

The Corporation continues to have the support of creditors, including repurchase agreements counterparties, the FHLB, and other agents such as wholesale funding brokers. While liquidity is an ongoing challenge for all financial institutions, management believes that the Corporation’s available borrowing capacity and efforts to grow retail deposits and the recently completed $525 million capital raise will be adequate to provide the necessary funding for the Corporation’s business plans in the foreseeable future. Refer to “Capital” discussion below for additional information about the recently completed capital raise.

The Corporation’s principal sources of funding are:

Deposits

The following table presents the composition of total deposits:

	Weighted-Average Rate as of	As of December 31,
	December 31, 2011	2011	2010	2009
		(Dollars in thousands)
Savings accounts	0.99%	$2,145,625	$1,938,475	$1,761,646
Interest-bearing checking accounts	1.10%	1,066,753	1,012,009	998,097
Certificates of deposit	1.87%	5,989,587	8,440,574	9,212,282

Interest-bearing deposits	1.57%	9,201,965	11,391,058	11,972,025
Non-interest-bearing deposits		705,789	668,052	697,022

Total		$9,907,754	$12,059,110	$12,669,047

Interest-bearing deposits:
Average balance outstanding		$10,441,750	$11,936,645	$11,387,958

Non-interest-bearing deposits:
Average balance outstanding		$702,690	$709,792	$698,754

Weighted average rate during the period on interest-bearing deposits		1.84%	2.08%	2.79%

Brokered CDs – A large portion of the Corporation’s funding has been retail brokered CDs issued by FirstBank. Total brokered CDs decreased from $6.3 billion at December 31, 2010 to $3.7 billion as of December 31, 2011. Although all the regulatory capital ratios exceeded the established “well capitalized” levels at December 31, 2011 and the minimum capital requirements of the FDIC Order, because of the Order with the FDIC, FirstBank cannot be considered a “well capitalized” institution under regulatory guidance and cannot replace maturing brokered CDs without the prior approval of the FDIC. Since the issuance of the Order, the FDIC has granted the Bank temporary waivers to enable it to continue accessing the brokered deposit market through March 31, 2012. The Bank will request approvals for future periods. The Corporation used proceeds from repayments and sales of loans and investments to pay down maturing borrowings, including brokered CDs. Also, the Corporation successfully implemented its core deposit growth strategy that resulted in an increase of $365.8 million, or 7%, in core deposits during 2011. Core deposits exclude brokered deposits and public funds.

The average remaining term to maturity of the retail brokered CDs outstanding as of December 31, 2011 is approximately 0.8 years. Approximately 0.7% of the principal value of these certificates is callable at the Corporation’s option.

The use of brokered CDs has been particularly important for the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining regular retail deposits in Puerto Rico. The brokered CDs market is very competitive and liquid, and the Corporation has been able to obtain substantial amounts of funding in short periods of time. This strategy has enhanced the Corporation’s liquidity position, since the brokered CDs are insured by the FDIC up to regulatory limits and can be obtained faster compared to regular retail deposits. Should the FDIC fail to approve waivers for the renewal of brokered CD’s, the Corporation would accelerate the deleveraging through a systematic disposition of assets to meet its liquidity needs. During 2011, the Corporation issued $674.0 million in brokered CDs to renew maturing brokered CDs having an average coupon of 0.83% (all-in cost of 1.10%). Management believes it will continue to obtain waivers from the restrictions in the issuance of brokered CDs under the Order to meet its obligations and execute its business plans.

The following table presents a maturity summary of brokered and retail CDs with denominations of $100,000 or higher as of December 31, 2011.

Total
(In thousands)
Three months or less	$1,041,701
Over three months to six months	704,897
Over six months to one year	1,581,370
Over one year	1,724,657

Total	$5,052,625

Certificates of deposit in denominations of $100,000 or higher include brokered CDs of $3.7 billion issued to deposit brokers in the form of large ($100,000 or more) certificates of deposit that are generally participated out by brokers in shares of less than $100,000 and are therefore insured by the FDIC. Certificates of deposit with denominations of $100,000 or higher also include $8.2 million of deposits through the Certificate of Deposit Account Registry Service (CDARS).

Retail deposits – The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. Total deposits, excluding brokered CDs, increased by $376.6 million to $6.2 billion from the balance of $5.8 billion as of December 31, 2010, reflecting increases in core-deposit products such as money market, savings, retail CD and interest-bearing checking accounts spread through the Corporation’s geographic segments. Refer to Note 14 in the Corporation’s audited financial statements for the year ended December 31, 2011 included in Item 8 of this Form 10-K for further details.

Refer to the “Net Interest Income” discussion above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the years ended December 31, 2011, 2010 and 2009.

Borrowings

As of December 31, 2011, total borrowings amounted to $1.6 billion as compared to $2.3 billion and $5.2 billion as of December 31, 2010 and 2009, respectively.

The following table presents the composition of total borrowings as of the dates indicated:

	Weighted Average Rate as of	As of December 31,
	December 31, 2011	2011	2010	2009
		(Dollars in thousands)
Federal funds purchased and securities sold under agreements to repurchase	3.27%	$1,000,000	$1,400,000	$3,076,631
Loans payable (1)	—	—	—	900,000
Advances from FHLB	3.59%	367,440	653,440	978,440
Notes payable	5.34%	23,342	26,449	27,117
Other borrowings	3.17%	231,959	231,959	231,959

Total (2)		$1,622,741	$2,311,848	$5,214,147

Weighted-average rate during the period		3.64%	3.55%	2.79%

(1)	Advances from the FED under the FED Discount Window Program.
(2)	Includes $1.2 billion as of December 31, 2011 that are tied to variable rates or matured within a year.

Securities sold under agreements to repurchase—The Corporation’s investment portfolio is funded in part with repurchase agreements. Securities sold under repurchase agreements were $1.0 billion as of December 31, 2011, compared with $1.4 billion as of December 31, 2010. The decrease relates to the aforementioned $400 million of repurchase agreements repaid prior to maturity. As part of the Corporation’s balance sheet restructuring strategies, approximately $400 million of repurchase agreements were repaid prior to maturity during 2011, realizing a loss of $10.6 million on the early extinguishment. The repaid repurchase agreements were scheduled to mature at various dates between September 2011 and September 2012 and had a weighted average cost of 2.74%. Prepayment penalties of $10.6 million for the early termination of the repurchase agreements were offset with gains of $11.0 million from the sale of low-yielding investment securities. In addition, during 2011, the Corporation restructured $700 million of repurchase agreements through amendments that include three to four year maturity extensions and are expected to result in additional reductions in the average cost of funding. This transactions contributed to improvements in the net interest margin. One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. All of the $1.0 billion of repurchase agreements outstanding as of December 31, 2011 consist of structured repurchase agreements. The access to this type of funding was affected by the liquidity turmoil in the financial markets witnessed in the second half of 2008 and in 2009. In addition to repos, the Corporation has been able to maintain access to credit by using cost-effective sources such as FHLB advances. Refer to Note 16 in the Corporation’s audited financial statements for the year ended December 31, 2011 included in Item 8 of this Form 10-K for further details about repurchase agreements outstanding by counterparty and maturities.

Under the Corporation’s repurchase agreements, as is the case with derivative contracts, the Corporation is required to pledge cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines due to changes in interest rates, a liquidity crisis or any other factor, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Given the quality of the collateral pledged, recently the Corporation has not experienced significant margin calls from counterparties arising from credit-quality-related write-downs in valuations and, as of December 31, 2011, it had only $0.5 million of cash equivalent instruments deposited in connection with collateralized interest rate swap agreements.

Advances from the FHLB – The Corporation’s Bank subsidiary is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages as collateral for advances taken. As of December 31, 2011 and 2010, the outstanding balance of FHLB advances was $367.4 million and $653.4 million, respectively. Approximately $208.4 million of outstanding advances from the FHLB has maturities of over one year. As part of its precautionary initiatives to safeguard access to credit and obtain low interest rates, the Corporation has been pledging assets with the FHLB while at the same time the FHLB has been revising its credit guidelines and “haircuts” in the computation of the availability of credit lines. At December 31, 2011, the Corporation had $506 million available for additional credit on FHLB lines of credit.

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

The trust preferred debentures are presented in the Corporation’s consolidated statement of financial condition as Other Borrowings, net of related issuance costs. The variable rate trust preferred securities are fully and unconditionally guaranteed by the Corporation. The $100 million Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and the $125 million issued in September 2004 mature on September 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Debentures may be shortened (such shortening would result in a mandatory redemption of the variable rate trust preferred securities). The trust preferred securities, subject to certain limitations, qualify as Tier I regulatory capital under current Federal Reserve rules and regulations. Section 171of the Dodd-Frank Act (the “Collins Amendment”) excludes Trust Preferred Securities from Tier 1 Capital and has a provision to effectively phase-out the use of trust preferred securities issued before May 19, 2010 as Tier 1 Capital over a 3-year period commencing on January 1, 2013. At December 31, 2011, the Corporation had $225 million in trust preferred securities that are subject to the phase-out.

With respect to the outstanding subordinated debentures, the Corporation had elected to defer the interest payments that were due in September and December 2010; in March, June and September 2011 and in March 2012. Although the Corporation recently obtained approval from the Federal Reserve to make all distributions of interest for interest extension periods previously deferred and to pay the December 2011 interest payment, future interest payments are subject to Federal Reserve approval. The Corporation elected to defer the interest payments due in March 2012.

The Corporation’s principal uses of funds are the origination of loans and the repayment of maturing deposits and borrowings. The Corporation has committed substantial resources to its mortgage banking subsidiary, FirstMortgage Inc. As a result, the ratio of residential real estate loans as a percentage of total loans has increased over time from 14% at December 31, 2004 to 27% at December 31, 2011. Commensurate with the increase in its mortgage banking activities, the Corporation has also invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities. The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid in large part because of the sale or guarantee programs of the FHA, VA, HUD, FNMA and FHLMC. The Corporation obtained Commitment Authority to issue GNMA mortgage-backed securities from GNMA and, under this program, the Corporation completed the securitization of approximately $214.4 million of FHA/VA mortgage loans into GNMA MBS during 2011. Any regulatory actions affecting GNMA, FNMA or FHLMC could adversely affect the secondary mortgage market.

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

Upon completion of the capital raise, the Corporation’s and the Bank’s credit ratings were upgraded by Moody’s Investor Service (“Moody’s”) and Standard & Poor’s (“S&P”), and the credit outlook was upgraded by Fitch Ratings Limited (“Fitch”). The Corporation’s credit as a long-term issuer is currently rated B+ by S&P and CC on credit watch positive by Fitch. At the FirstBank subsidiary level, long-term issuer ratings are currently B3 by Moody’s, six notches below their definition of investment grade; B+ by S&P four notches below their definition of investment grade, and CC on credit watch positive by Fitch, eight notches below their definition of investment grade.

Cash Flows

Cash and cash equivalents were $446.6 million and $370.3 million as of December 31, 2011 and 2010, respectively. These balances increased by $76.3 million and decreased by $333.8 million from December 31, 2010 and 2009, respectively. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during 2011 and 2010.

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

For the year ended December 31, 2011 and 2010, net cash provided by operating activities was $156.9 million and $237.2 million, respectively. Net cash generated from operating activities was higher than net loss reported largely as a result of adjustments for operating items such as the provision for loan and lease losses and in 2010 due to non-cash charges recorded to increase Corporation’s valuation allowance for deferred tax assets, partially offset by adjustments to net income from the gain on sale of investments.

Cash Flows from Investing Activities

The Corporation’s investing activities primarily relate to originating loans to be held to maturity and purchasing, selling and repayments of available-for-sale and held-to-maturity investment securities. For the year ended December 31, 2011, net cash provided by investing activities was $2.3 billion, primarily reflecting proceeds from loans (including sales and paydowns), as well as proceeds from securities sold or called during 2011 and MBS prepayments. Proceeds from sales of securities and loans and from repayments of loans and MBS were used in part to pay down maturing brokered CDs and other funding sources and for the early cancellation of certain repurchase agreements and FHLB advances.

For the year ended December 31, 2010, net cash provided by investing activities was $3.0 billion, primarily reflecting proceeds from loans, as well as proceeds from securities sold or called during 2010 and MBS prepayments. Partially offsetting these sources of cash were cash used for loan origination disbursements and certain purchases of available-for-sale securities.

Cash Flows from Financing Activities

The Corporation’s financing activities primarily include the receipt of deposits and issuance of brokered CDs, the issuance and payments of long-term debt, the issuance of equity instruments and activities related to its short-term funding. In addition, the Corporation paid monthly dividends on its preferred stock and quarterly dividends on its common stock until it announced the suspension of dividends beginning in August 2009. During 2011, net cash used in financing activities was $2.4 billion due to repayments of maturing brokered CDs coupled with the early repayments of repurchase agreements and related penalties as well as repayments of FHLB advances and notes payable matured. Partially offsetting these cash reductions were net proceeds of $466.9 million from the $525 million capital raise and the $3 million from the rights offering (net of issuance costs and the $26.4 million payment of cumulative dividends of the Series G Preferred Stock converted to common in 2011).

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

Capital

The Corporation’s stockholders’ equity amounted to $1.4 billion as of December 31, 2011, an increase of $386.2 million compared to the balance as of December 31, 2010, driven by net proceeds of $466.9 million in the recently completed capital raise and rights offering (net of issuance costs and the dividend payment on the Series G Preferred Stock) and an increase of $1.5 million in accumulated other comprehensive income due to higher unrealized gains on available-for-sale investment securities. Partially offsetting these items was the net loss of $82.2 million for 2011. Based on the Agreement with the FED, currently neither First BanCorp, nor FirstBank, is permitted to pay dividends on capital securities without prior approval. For the year ended December 31, 2009, the Corporation declared in aggregate cash dividends of $2.10 per common share, none in 2011 and 2010. Total cash dividends paid on common shares amounted to $13.0 million for 2009, none in 2011 and 2010. Dividends declared and paid on preferred stock amounted to $30.1 million in 2009. On July 20, 2010, we exchanged the 400,000 shares of the Series F Preferred Stock, that we previously had sold to the U.S. Treasury, plus accrued dividends on the Series F Preferred Stock, for 424,174 shares of the Series G Preferred Stock and on October 7, 2011, as part of the conversion of the Series G Preferred Stock into common shares, the Corporation paid $26.4 million of cumulative dividends required to complete the conversion.

Effective June 2, 2010, FirstBank, by and through its Board of Directors, entered into the Order with the FDIC (see “Executive Summary”). Although all of FirstBank’s regulatory capital ratios exceeded the established “well capitalized” levels at December 31, 2011 and the minimum capital requirements established by the FDIC Order, because of the Order with the FDIC, FirstBank cannot be considered a “well capitalized” institution under regulatory guidance. Set forth below are First BanCorp’s, and FirstBank Puerto Rico’s regulatory capital ratios as of December 31, 2011 and December 31, 2010, based on existing established FED and FDIC guidelines.

		Banking Subsidiary
	First BanCorp	FirstBank	To be well capitalized	Consent Order Requirements over time
As of December 31, 2011
Total capital (Total capital to risk-weighted assets)	17.12%	16.58%	10.00%	12.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	15.79%	15.25%	6.00%	10.00%
Leverage ratio	11.91%	11.52%	5.00%	8.00%
As of December 31, 2010
Total capital (Total capital to risk-weighted assets)	12.02%	11.57%	10.00%	12.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	10.73%	10.28%	6.00%	10.00%
Leverage ratio	7.57%	7.25%	5.00%	8.00%

The improvement in the capital ratios was primarily related to a $525 million capital raise completed in the fourth quarter of 2011, as further discussed below, coupled with the deleveraging strategies completed during the year. In March 2011, the Corporation submitted an updated Capital Plan (the “Capital Plan”) to the regulators. The Capital Plan contemplated a $350 million capital raise through the issuance of new common shares for cash, and other actions to reduce the Corporation’s and the Bank’s risk-weighted assets, strengthen their capital positions and meet the minimum capital ratios required under the FDIC Order. Among the strategies contemplated in the Capital Plan were reductions of the Corporation’s loan and investment securities portfolio. The Capital Plan identified specific targeted Leverage, Tier 1 Capital to Risk-Weighted Assets and Total Capital to Risk-Weighted Assets ratios to be achieved by the Bank each calendar quarter until the capital levels required under the FDIC Order are achieved. Although all of the regulatory capital ratios exceeded the minimum capital ratios for “well-capitalized” levels, as well as the minimum capital ratios required by the FDIC Order, as of December 31, 2011, FirstBank cannot be treated as a “well-capitalized” institution under regulatory guidance while operating under the FDIC Order.

On October 7, 2011, the Corporation successfully completed a private placement of $525 million shares of common stock (the “capital raise”). The proceeds from the capital raise amounted to approximately $490 million (net of offering costs), of which $435 million have been contributed to the Corporation’s wholly owned banking subsidiary, FirstBank. As previously reported, lead investors include funds affiliated with Thomas H. Lee Partners, L.P. (“THL”) and Oaktree Capital Management, L.P. (“Oaktree”) that purchased from the Corporation an aggregate of $348.2 million ($174.1 million each investor) of shares of the Corporation’s common stock.

In connection with the closing, the Corporation issued 150 million shares of common stock at $3.50 per share to institutional investors. Upon the completion of this transaction and the conversion into common stock of the Series G Preferred Stock held by the U.S. Treasury, as further discussed below, each of THL and Oaktree became owners of 24.36% of the Corporation’s shares of common stock outstanding. Subsequent to the closing, in related transactions, on October 12, 2011 and October 26, 2011, each of THL and Oaktree, respectively, purchased in the aggregate 937,493 shares of common stock from certain of the institutional investors who participated in the capital raise transaction. As of the date of the filing of this Form 10-K, each of THL and Oaktree owns 24.69% of the total shares of common stock outstanding. THL and Oaktree also have the right to designate a person to serve on the Corporation’s Board of Directors. In this regard, the Corporation reconstituted its Board of Directors and Michael P. Harmon, a Managing Director with the Principal Group of Oaktree, and Thomas M. Hagerty, a Managing Director at THL were appointed as directors. Messrs Harmon and Hagerty have also been appointed members of the Bank’s Board of Directors. In addition, Mr. Roberto R. Herencia was appointed as the new non-executive chairman of the Bank’s and the Corporation’s Board of Directors.

The completion of the capital raise allowed the conversion of the 424,174 shares of the Corporation’s Series G Preferred Stock, held by the U.S. Treasury, into 32.9 million shares of common stock at a conversion price of $9.66. This conversion required for completion the payment of $26.4 million for past due undeclared cumulative dividends on the Series G Preferred Stock as required by the agreement with the U.S. Treasury.

Furthermore, On December 8, 2011, the Corporation completed a rights offering in which the Corporation issued an additional 888,781 shares of common stock at $3.50 per share, and received proceeds of $3.3 million.

With the $525 million capital infusion, the conversion to common stock of the Series G Preferred Stock held by the U.S. Treasury, and the issuance of an additional $3.3 million of capital in the rights offering (after deducting estimated offering expenses and the $26.4 million payment of cumulative dividends on the Series G Preferred Stock), the Corporation increased its total common equity by approximately $834 million.

Prior to the capital raise, deleveraging strategies incorporated into the Capital Plan and completed during the year ended December 31, 2011 include:

•	Sales of performing first lien residential mortgage loans—The Bank completed sales of approximately $518 million of residential mortgage loans to another financial institution.

•	Sales of investment securities—The Bank completed sales of approximately $632 million of U.S. Agency MBS.

•	Sale of commercial loan participations—The Bank sold approximately $45 million in loan participations.

•

Sale of adversely classified and non-performing loans—The Bank sold loans with a book value of $269.3 million to CPG/GS PR NPL, LLC (“CPG/GS”), an entity created by Goldman, Sachs & Co. and Caribbean Property Group in exchange for $88.5 million of cash, an acquisition loan of $136.1 million and a 35% subordinated interest in CPG/GS. Approximately 93% of the loans were adversely classified loans and 55% were in non-performing status.

The tangible common equity ratio and tangible book value per common share are non-GAAP measures generally used by the financial community to evaluate capital adequacy. Tangible common equity is total equity less preferred equity, goodwill and core deposit intangibles. Tangible assets are total assets less goodwill and core deposit intangibles. Refer to – Basis of Presentation – section below for additional information.

The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets for the years ended December 31, 2011 and 2010, respectively:

(In thousands, except ratios and per share information)	December 31, 2011	December 31, 2010
Total equity—GAAP	$1,444,144	$1,057,959
Preferred equity	(63,047)	(425,009)
Goodwill	(28,098)	(28,098)
Core deposit intangible	(11,689)	(14,043)

Tangible common equity	$1,341,310	$590,809

Total assets—GAAP	$13,127,275	$15,593,077
Goodwill	(28,098)	(28,098)
Core deposit intangible	(11,689)	(14,043)

Tangible assets	$13,087,488	$15,550,936

Common shares outstanding	205,134	21,304

Tangible common equity ratio	10.25%	3.80%
Tangible book value per common share	$6.54	$27.73

The Tier 1 common equity to risk-weighted assets ratio is calculated by dividing (a) Tier 1 capital less non-common elements including qualifying perpetual preferred stock and qualifying trust preferred securities, by (b) risk-weighted assets, which assets are calculated in accordance with applicable bank regulatory requirements. Refer to – Basis of Presentation – section below for additional information.

The following table reconciles stockholders’ equity (GAAP) to Tier 1 common equity:

(In thousands)	December 31, 2011	December 31, 2010
Total equity—GAAP	$1,444,144	$1,057,959
Qualifying preferred stock	(63,047)	(425,009)
Unrealized gain on available-for-sale securities (1)	(19,234)	(17,736)
Disallowed deferred tax asset (2)	—	(815)
Goodwill	(28,098)	(28,098)
Core deposit intangible	(11,689)	(14,043)
Cumulative change gain in fair value of liabilities acounted for under a fair value option	(2,009)	(2,185)
Other disallowed assets	(922)	(226)

Tier 1 common equity	$1,319,145	$569,847

Total risk-weighted assets	$10,180,226	$11,372,856

Tier 1 common equity to risk-weighted assets ratio	12.96%	5.01%

1-	Tier 1 capital excludes net unrealized gains (losses) on available-for-sale debt securities and net unrealized gains on available-for-sale equity securities with readily determinable fair values, in accordance with regulatory risk-based capital guidelines. In arriving at Tier 1 capital, institutions are required to deduct net unrealized losses on available-for-sale equity securities with readily determinable fair values, net of tax.

2-	Approximately $13 million of the Corporation's net deferred tax assets at December 31, 2011 (December 31, 2010—$13 million) were included without limitation in regulatory capital pursuant to the risk-based capital guidelines, while approximately $0 of such assets at December 31, 2011 (December 31, 2010—$0.8 million) exceeded the limitation imposed by these guidelines and, as "disallowed deferred tax assets," were deducted in arriving at Tier 1 capital. According to regulatory capital guidelines, the deferred tax assets that are dependent upon future taxable income are limited for inclusion in Tier 1 capital to the lesser of: (i) the amount of such deferred tax asset that the entity expects to realize within one year of the calendar quarter end-date, based on its projected future taxable income for that year or (ii) 10% of the amount of the entity's Tier 1 capital. Approximately $8 million of the Corporation's other net deferred tax liability at December 31, 2011 (December 31, 2010—$5 million) represented primarily the deferred tax effects of unrealized gains and losses on available-for-sale debt securities, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines.

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

As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. As of December 31, 2011, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $569.7 million and $77.8 million, respectively. Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation’s mortgage banking activities do not involve interest rate lock agreements with its prospective borrowers.

Contractual Obligations and Commitments

The following table presents a detail of the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, operating leases, commitments to sell mortgage loans and commitments to extend credit:

		Contractual Obligations and Commitments As of December 31, 2011
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
		(In thousands)
Contractual obligations:
Certificates of deposit (1)	$5,989,587	$3,933,056	$1,974,669	$68,510	$13,353
Securities sold under agreements to repurchase	1,000,000	100,000	200,000	400,000	300,000
Advances from FHLB	367,440	159,000	208,440	—	—
Notes payable	23,342	7,374	—	—	15,968
Other borrowings	231,959	—	—	—	231,959
Operating leases	49,878	8,527	12,567	9,427	19,357
Other contractual obligations	5,341	4,168	1,173	—	—

Total contractual obligations	$7,667,547	$4,212,125	$2,396,849	$477,937	$580,637

Commitments to sell mortgage loans	$20,226	$20,226

Standby letters of credit	$25,448	$25,448

Commitments to extend credit:
Lines of credit	$440,431	$440,431
Letters of credit	52,340	52,340
Commitments to originate loans	129,271	129,271

Total commercial commitments	$622,042	$622,042

(1)	$3.2 million of tax liability, including accrued interest of $0.8 million, associated with unrecognized tax benefits (UTBs) have been excluded due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations.

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

Lehman Brothers Special Financing, Inc. (“Lehman”) was the counterparty to the Corporation on certain interest rate swap agreements. During the third quarter of 2008, Lehman failed to pay the scheduled net cash settlement due to the Corporation, which constituted an event of default under those interest rate swap agreements. The Corporation terminated all interest rate swaps with Lehman and replaced them with other counterparties under similar terms and conditions. In connection with the unpaid net cash settlement due as of December 31, 2011 under the swap agreements, the Corporation has an unsecured counterparty exposure with Lehman, which filed for bankruptcy on October 3, 2008, of approximately $1.4 million. This exposure was reserved in the third quarter of 2008. The Corporation had pledged collateral of $63.6 million with Lehman to guarantee its performance under the swap agreements in the event payment thereunder was required. As of December 31, 2011, the Corporation maintained a non-performing account receivable of $64.5 million related to the collateral pledged with Lehman.

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

During February 2010, Barclays filed a motion with the court requesting that the Corporation’s claim be dismissed on the grounds that the allegations of the complaint are not sufficient to justify the granting of the remedies therein sought. Shortly thereafter, the Corporation filed its opposition motion. A hearing on the motions was held in court on April 28, 2010. The court, on that date, after hearing the arguments by both sides, concluded that the Corporation’s equitable-based causes of action, upon which the return of the investment securities is being demanded, contain allegations that sufficiently plead facts warranting the denial of Barclays’ motion to dismiss the Corporation’s claim. Accordingly, the judge ordered the case to proceed to trial. Subsequent to the court decision, the district court judge transferred the case to the Lehman bankruptcy court for trial. Upon such transfer, the bankruptcy court began to entertain the pre-trial procedures including discovery of evidence. In this regard, an initial scheduling conference was held before the United States Bankruptcy Court for the Southern District of New York on November 17, 2010, at which time a proposed case management plan was approved. Discovery has commenced pursuant to that case management plan and is currently scheduled for completion by March 31, 2012, but this timing is subject to adjustment. While the Corporation believes it has valid reasons to support its claim for the return of the securities, the Corporation may not succeed in its litigation against Barclays to recover all or a substantial portion of the securities.

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

The following table presents the results of the simulations as of December 31, 2011 and December 31, 2010. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives and liabilities measured at fair value:

	December 31, 2011				December 31, 2010
	Net Interest Income Risk (Projected for the next 12 months)				Net Interest Income Risk (Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
+200 bps ramp	$19.2	4.47%	$29.2	6.74%	$24.8	5.37%	$24.8	5.60%
-200 bps ramp	$(3.8)	(0.88)%	$3.7	0.85%	$(22.8)	(4.94)%	$(24.2)	(5.48)%

The Corporation continues to manage its balance sheet structure to control the overall interest rate risk and preserve its capital position. The Corporation continued with a deleveraging and balance sheet repositioning strategy. During 2011, the Corporation sold approximately $745 million of MBS and floating rate CMOs and $500 million of U.S. Treasury Notes, while the loan portfolio decreased by $1.3 billion. This decrease in assets resulting from the deleveraging strategy and the utilization of excess liquidity allowed a reduction of $3.2 billion in wholesale funding since December 31, 2010, including brokered CDs, FHLB Advances and repurchase agreements. In addition, the Corporation continues to grow its core deposit base while adjusting the mix of its funding sources to better match the expected average life of the assets.

Taking into consideration the above-mentioned facts for modeling purposes, the net interest income for the next twelve months under a non-static balance sheet scenario, is estimated to increase by $29.2 million in a gradual parallel upward move of 200 basis points when compared against the Corporation’s flat or unchanged interest rate forecast scenario.

Following the Corporation’s risk management policies, modeling of the downward “parallel” rates moves by anchoring the short end of the curve, (falling rates with a flattening curve) was performed, even though, given the current level of rates as of December 31, 2011, some market interest rate were projected to be close to zero. Under this scenario the net interest income for the next twelve months in a non-static balance sheet scenario is estimated to increase by $3.7 million.

Derivatives. First BanCorp uses derivative instruments and other strategies to manage its exposure to interest rate risk caused by changes in interest rates beyond management’s control.

The following summarizes major strategies, including derivative activities, used by the Corporation in managing interest rate risk:

Interest rate cap agreements—Interest rate cap agreements provide the right to receive cash if a reference interest rate rises above a contractual rate. The value increases as the reference interest rate rises. The Corporation enters into interest rate cap agreements for protection from rising interest rates. Specifically, the interest rate on certain of the Corporation’s commercial loans to other financial institutions is generally a variable rate limited to the weighted-average coupon of the referenced residential mortgage collateral, less a contractual servicing fee. During the second quarter of 2010, the counterparty for interest rate caps for certain private label MBS was taken over by the FDIC, which resulted in the immediate cancelation of all outstanding commitments, and as a result, interest rate caps with a notional amount of $90.4 million are no longer considered to be derivative financial instruments. The total exposure to fair value of $3.0 million related to such contracts was reclassified to an account receivable.

Interest rate swaps—Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of December 31, 2011, most of the interest rate swaps outstanding are used for protection against rising interest rates. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.

Indexed options—Indexed options are generally over-the-counter (OTC) contracts that the Corporation enters into in order to receive the appreciation of a specified Stock Index (e.g., Dow Jones Industrial Composite Stock Index) over a specified period in exchange for a premium paid at the contract’s inception. The option period is determined by the contractual maturity of the notes payable tied to the performance of the Stock Index. The credit risk inherent in these options is the risk that the exchange party may not fulfill its obligation.

Forward Contracts—Forward contracts are sales of to-be-announced (“TBA”) mortgage-backed securities that will settle over the standard delivery date and do not qualify as “regular way” security trades. Regular-way security trades are contracts with no net settlement provision and no market mechanism to facilitate net settlement and they provide for delivery of a security within the time generally established by regulations or conventions in the market-place or exchange in which the transaction is being executed. The forward sales are considered derivative instruments that need to be marked-to-market. These securities are used to hedge the FHA/VA residential mortgage loans securitizations of the mortgage-banking operations. Unrealized gains (losses) are recognized as part of mortgage banking activities in the Consolidated Statement of Loss.

For detailed information regarding the volume of derivative activities (e.g. notional amounts), location and fair values of derivative instruments in the statement of financial condition and the amount of gains and losses reported in the statement of (loss) income, refer to Note 31 in the Corporation’s audited financial statements for the year ended December 31, 2011 included in Item 8 of this Form 10-K.

The following tables summarize the fair value changes of the Corporation’s derivatives as well as the source of the fair values:

Fair Value Change

(In thousands)	Year ended December 31, 2011
Fair value of contracts outstanding at the beginning of year	$(4,796)
Contracts terminated or called during the year	(15)
Changes in fair value during the year	(1,746)

Fair value of contracts outstanding as of December 31, 2011	$(6,557)

Source of Fair Value

(In thousands)	Payments Due by Period
As of December 31, 2011	Maturity Less Than One Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity In Excess of 5 Years	Total Fair Value
Pricing from observable market inputs	$(168)	$(433)	$(3)	$(5,953)	$(6,557)

	$(168)	$(433)	$(3)	$(5,953)	$(6,557)

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

As of December 31, 2011 and 2010, all of the derivative instruments held by the Corporation were considered economic undesignated hedges.

Refer to Note 28 of the Corporation’s audited financial statements for the year ended December 31, 2011 included in Item 8 of this Form 10-K for additional information regarding the fair value determination of derivative instruments.

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

Set forth below is a detailed analysis of the Corporation’s credit exposure by counterparty with respect to derivative instruments outstanding as of December 31, 2011 and December 31, 2010.

	000,00	000,00	000,00	000,00	000,00	000,00
(In thousands)		As of December 31, 2011
Counterparty	Rating(1)	Notional	Total Exposure at Fair Value(2)	Negative Fair Values	Total Fair Value	Accrued interest receivable (payable)
Interest rate swaps with rated counterparties:
JP Morgan	A	$34,347	$—	$(6,386)	$(6,386)	$—
Credit Suisse First Boston	A+	2,720	—	(381)	(381)	—
Goldman Sachs	A–	6,515	899	—	899	—
Morgan Stanley	A–	107,894	—	—	—	—

		151,476	899	(6,767)	(5,868)	—
Other derivatives:
Other derivatives (3)		136,128	378	(1,067)	(689)	(166)

Total		$287,604	$1,277	$(7,834)	$(6,557)	$(166)

(1)	Based on the S&P and Fitch Long Term Issuer Credit Ratings.
(2)	For each counterparty, this amount includes derivatives with positive fair value excluding the related accrued interest receivable/payable.
(3)	Credit exposure with several Puerto Rico counterparties for which a credit rating is not readily available and forward contracts.

(In thousands)		As of December 31, 2010
Counterparty	Rating(1)	Notional	Total Exposure at Fair Value(2)	Negative Fair Values	Total Fair Value	Accrued interest receivable (payable)
Interest rate swaps with rated counterparties:
JP Morgan	A+	$42,808	$889	$(4,865)	$(3,976)	$—
Credit Suisse First Boston	A+	5,493	—	(327)	(327)	—
Goldman Sachs	A	6,515	664	—	664	—
Morgan Stanley	A	108,829	1	—	1	—

		163,645	1,554	(5,192)	(3,638)	—

Other derivatives (3)		127,837	351	(1,509)	(1,158)	(140)

Total		$291,482	$1,905	$(6,701)	$(4,796)	$(140)

(1)	Based on the S&P and Fitch Long Term Issuer Credit Ratings.
(2)	For each counterparty, this amount includes derivatives with positive fair value excluding the related accrued interest receivable/payable.
(3)	Credit exposure with several Puerto Rico counterparties for which a credit rating is not readily available and forward contracts.

The discounting of the cash flows is performed using US dollar LIBOR-based discount rates or yield curves that account for the industry sector and the credit rating of the counterparty and/or the Corporation. Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments resulted in an unrealized gain of approximately $0.8 million as of December 31, 2011.

Credit Risk Management

First BanCorp is subject to credit risk mainly with respect to its portfolio of loans receivable and off-balance sheet instruments, mainly derivatives and loan commitments. Loans receivable represents loans that First BanCorp holds for investment and, therefore, First BanCorp is at risk for the term of the loan. Loan commitments represent commitments to extend credit, subject to specific conditions, for specific amounts and maturities. These commitments may expose the Corporation to credit risk and are subject to the same review and approval process as for loans. Refer to “Contractual Obligations and Commitments” above for further details. The credit risk of derivatives arises from the potential of the counterparty’s default on its contractual obligations. To manage this credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. For further details and information on the Corporation’s derivative credit risk exposure, refer to “—Interest Rate Risk Management” section above. The Corporation manages its credit risk through credit policy, underwriting, independent loan review and quality control procedures, statistical analysis, comprehensive financial analysis, and established management committees. The Corporation also employs proactive collection and loss mitigation efforts. Furthermore, personnel performing structured loan workout functions are responsible for mitigating defaults and minimizing losses upon default within each region and for each business segment. In the case of C&I, commercial mortgage and costruction loan portfolios, the Special Asset Group (“SAG”) focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of REO. In addition to the management of the resolution process for problem loans, the SAG oversees collection efforts for all loans to prevent migration to the non-performing and/or adversely classified status. The SAG utilizes relationship officers, collection specialists and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary.

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

The Corporation continued to strengthen its reserve coverages. The allowance for loan losses to total loans for residential mortgage loans increased from 1.82% at December 31, 2010 to 2.39% as of December 31, 2011. The commercial mortgage reserve coverage increased from 6.32% at December 31, 2010 to 6.96% at December 31, 2011. The C&I loans reserve coverage ratio increased from 3.68% at December 31, 2010 to 3.98% at December 31, 2011. The construction loans reserve coverage ratio decreased slightly from 21.69% in December, 2010 to 21.36% at December 31, 2011, driven by the decrease in non-performing and adversely classified loans. The consumer and finance leases reserve coverage ratio decreased from 4.69% in December 2010 to 3.87% at December 31, 2011 due to decreases in delinquency levels, historical loss rates and improvements in certain market and economic indicators relevant to this segment.

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

As shown in the following table, the allowance for loan and lease losses amounted to $493.9 million, or 4.68% of total loans, at December 31, 2011, compared with $553.0 million, or 4.74% of total loans at December 31, 2010. Refer to the “Provision for Loan and Lease Losses” discussion above for additional information.

The following table sets forth an analysis of the activity in the allowance for loan and lease losses during the periods indicated:

Year Ended December 31,	2011	2010		2009	2008	2007
	(Dollars in thousands)
Allowance for loan and lease losses, beginning of year	$553,025	$528,120		$281,526	$190,168	$158,296

Provision for loan and lease losses:
Residential mortgage	45,339	93,883		45,010	13,032	2,736
Commercial mortgage	54,513	119,815	(1)	73,861	8,269	1,567
Commercial and Industrial	78,711	68,336	(2)	143,697	35,032	18,128
Construction	40,174	300,997	(3)	264,246	53,109	23,502
Consumer and finance leases	17,612	51,556		53,044	81,506	74,677

Total provision for loan and lease losses	236,349	634,587		579,858	190,948	120,610

Charge-offs:
Residential mortgage	(39,826)	(62,839)		(28,934)	(6,256)	(985)
Commercial mortgage	(51,207)	(82,708	)(4)	(25,871)	(3,664)	(1,333)
Commercial and Industrial	(69,783)	(99,724	)(5)	(35,696)	(25,911)	(9,927)
Construction	(103,131)	(313,511	)(6)	(183,800)	(7,933)	(3,910)
Consumer and finance leases	(45,478)	(64,219)		(70,121)	(73,308)	(78,675)

	(309,425)	(623,001)		(344,422)	(117,072)	(94,830)

Recoveries:
Residential mortgage	835	121		73	—	1
Commercial mortgage	90	1,288		667	—	—
Commercial and Industrial	2,921	1,251		1,188	1,678	659
Construction	2,371	358		200	198	78
Consumer and finance leases	7,751	10,301		9,030	6,875	5,354

	13,968	13,319		11,158	8,751	6,092

Net charge-offs	(295,457)	(609,682)		(333,264)	(108,321)	(88,738)

Other adjustments(7)	—	—		—	8,731	—

Allowance for loan and lease losses, end of year	$493,917	$553,025		$528,120	$281,526	$190,168

Allowance for loan and lease losses to year end total loans held for investment	4.68%	4.74%		3.79%	2.15%	1.61%
Net charge-offs to average loans outstanding during the year	2.68%	4.76	%(8)	2.48%	0.87%	0.79%
Provision for loan and lease losses to net charge-offs during the year	0.80x	1.04x	(9)	1.74x	1.76x	1.36x

(1)	Includes provision of $11.3 million associated with loans transferred to held for sale in 2010.
(2)	Includes provision of $8.6 million associated with loans transferred to held for sale in 2010.
(3)	Includes provision of $83.0 million associated with loans transferred to held for sale in 2010.
(4)	Includes charge-offs of $29.5 million associated with loans transferred to held for sale in 2010.
(5)	Includes charge-offs of $8.6 million associated with loans transferred to held for sale in 2010.
(6)	Includes charge-offs of $127.0 million associated with loans transferred to held for sale in 2010.
(7)	For 2008, carryover of the allowance for loan losses related to the $218 million auto loan portfolio acquired from Chrysler.
(8)	Includes net charge-offs totaling $165.1 million associated with loans transferred to held for sale. Total net charge-offs to average loans, excluding charge-offs associated with loans transferred to held for sale, was 3.60% in 2010.
(9)	Provision for loan and lease losses to net charge-offs, excluding provision and net charge-offs relating to loans transferred to held for sale, was 1.20x for the year ended December 31, 2010.

The following table sets forth information concerning the allocation of the Corporation’s allowance for loan and lease losses by loan category and the percentage of loan balances in each category to the total of such loans as of the dates indicated:

	2011		2010		2009		2008		2007
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential mortgage	$68,678	27%	$62,330	29%	$31,165	26%	$15,016	27%	$8,240	27%
Commercial mortgage loans	108,992	15%	105,596	14%	67,201	11%	18,544	12%	13,939	11%
Construction loans	91,386	4%	151,972	6%	164,128	11%	83,482	12%	38,108	12%
Commercial and Industrial loans (including loans to local financial institutions)	164,490	39%	152,641	36%	182,778	38%	73,589	33%	62,790	33%
Consumer loans and finance leases	60,371	15%	80,486	15%	82,848	14%	90,895	16%	67,091	17%

	$493,917	100%	$553,025	100%	$528,120	100%	$281,526	100%	$190,168	100%

The following table sets forth information concerning the composition of the Corporation’s allowance for loan and lease losses as of December 31, 2011 and 2010 by loan category and by whether the allowance and related provisions were calculated individually or through a general valuation allowance:

As of December 31, 2011
(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	C&I Loans	Construction Loans	Consumer and Finance Leases	Total
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$181,081	$13,797	$40,453	$33,759	$2,840	$271,930

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	423,340	354,954	223,572	213,388	20,192	1,235,446
Allowance for loan and lease losses	48,566	59,167	58,652	44,768	3,749	214,902
Allowance for loan and lease losses to principal balance	11.47%	16.67%	26.23%	20.98%	18.57%	17.39%

Loans with general allowance
Principal balance of loans	2,269,364	1,196,660	3,866,491	180,716	1,538,785	9,052,016
Allowance for loan and lease losses	20,112	49,824	105,838	46,618	56,623	279,015
Allowance for loan and lease losses to principal balance	0.89%	4.16%	2.74%	25.80%	3.68%	3.08%

Total portfolio, excluding loans held for sale
Principal balance of loans	$2,873,785	$1,565,411	$4,130,516	$427,863	$1,561,817	$10,559,392
Allowance for loan and lease losses	68,678	108,991	164,490	91,386	60,372	493,917
Allowance for loan and lease losses to principal balance	2.39%	6.96%	3.98%	21.36%	3.87%	4.68%

As of December 31, 2010

Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$244,648	$32,328	$54,631	$25,074	$659	$357,340

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	311,187	150,442	325,206	237,970	1,496	1,026,301
Allowance for loan and lease losses	42,666	26,869	65,030	57,833	264	192,662
Allowance for loan and lease losses to principal balance	13.71%	17.86%	20.00%	24.30%	17.65%	18.77%

Loans with general allowance
Principal balance of loans	2,861,582	1,487,391	3,771,927	437,535	1,713,360	10,271,795
Allowance for loan and lease losses	19,664	78,727	87,611	94,139	80,222	360,363
Allowance for loan and lease losses to principal balance	0.69%	5.29%	2.32%	21.52%	4.68%	3.51%

Total loans held for investment
Principal balance of loans	$3,417,417	$1,670,161	$4,151,764	$700,579	$1,715,515	$11,655,436
Allowance for loan and lease losses	62,330	105,596	152,641	151,972	80,486	553,025
Allowance for loan and lease losses to principal balance	1.82%	6.32%	3.68%	21.69%	4.69%	4.74%

The following tables show the activity for impaired loans held for investment and related specific reserve during 2011:

2011
(In thousands)
Impaired Loans:
Balance at beginning of year	$1,383,641
Loans determined impaired during the year	873,486
Net charge-offs	(233,692)
Loans sold, net of charge-offs	(36,898)
Increases to impaired loans (disbursements)	16,692
Foreclosures	(69,400)
Loans no longer considered impaired	(252,519)
Paid in full or partial payments	(173,934)

Balance at end of year	$1,507,376

2011
(In thousands)
Specific Reserve:
Balance at beginning of year	$192,662
Provision for loan losses	255,932
Net charge-offs	(233,692)

Balance at end of year	$214,902

Credit Quality

Credit quality performance in 2011 continued to show signs of improvements, as demonstrated by, among other things, a $255.2 million decrease in non-performing loans, including a reduction of $153.6 million associated with non-performing loans sold to CPG/GS, and a $297.9 million decrease in adversely classified commercial and construction loans. Total adversely classified commercial and construction decreased to $1.201 billion as of December 31, 2011 ($490.4 million—C&I loans; $422.8 million – commercial mortgage loans; $287.3 million—construction loans) from $1.499 billion as of December 31, 2010 ($579.6 million – C&I loans; $389.3 million – commercial mortgage loans; $529.6 million – construction loans). Sales, charge-offs, loan modifications and payments resulted in a lower ending balance of non-performing loans. Other key credit quality metrics showed improvements, including declines in net charge-offs and a $421.1 million decline in total delinquencies (loans 30 days or more past due and non-accrual).

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

Non-performing Loans Policy

Residential Real Estate Loans — The Corporation generally classifies real estate loans in non-performing status when interest and principal have not been received for a period of 90 days or more.

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

Other Real Estate Owned (OREO)

OREO acquired in settlement of loans is carried at the lower of cost (carrying value of the loan) or fair value less estimated costs to sell off the real estate. Appraisals are obntained periodically, generally, on an annual basis.

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

Troubled Debt Restructuring (“TDRs”) are classified as either accrual or nonaccrual loans. A loan on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure generally for a minimum of six months and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loans being returned to accrual at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan.

The following table presents non-performing assets as of the dates indicated:

	2011	2010		2009	2008	2007
	(Dollars in thousands)
Non-performing loans held for investment:
Residential mortgage	$338,208	$392,134		$441,642	$274,923	$209,077
Commercial mortgage	240,414	217,165		196,535	85,943	46,672
Commercial and Industrial	270,171	317,243		241,316	58,358	26,773
Construction	250,022	263,056		634,329	116,290	75,494
Finance leases	3,485	3,935		5,207	6,026	6,250
Consumer	36,062	45,456		44,834	45,635	48,784

Total non-performing loans held for investment	1,138,362	1,238,989		1,563,863	587,175	413,050

REO	114,292	84,897		69,304	37,246	16,116
Other repossessed property	15,392	14,023		12,898	12,794	10,154
Other assets (1)	64,543	64,543		64,543	—	—

Total non-performing assets, excluding loans held for sale	1,332,589	1,402,452		1,710,608	637,215	439,320
Non-performing loans held for sale	4,764	159,321		—	—	—

Total non-performing assets, including loans held for sale	$1,337,353	$1,561,773		$1,710,608	$637,215	$439,320

Past due loans 90 days and still accruing	$130,816	$144,113		$165,936	$471,364	$75,456

Non-performing assets to total assets	10.19%	10.02	%(2)	8.71%	3.27%	2.56%

Non-performing loans held for investment to total loans held for investment	10.78%	10.63%		11.23%	4.49%	3.50%

Allowance for loan and lease losses	$493,917	$553,025		$528,120	$281,526	$190,168

Allowance to total non-performing loans held for investment	43.39%	44.64%		33.77%	47.95%	46.04%

Allowance to total non-performing loans held for investment, excluding residential real estate loans	61.73%	65.30%		47.06%	90.16%	93.23%

(1)	Collateral pledged with Lehman Brothers Special Financing, Inc.
(2)	Non-performing assets, excluding non-performing loans held for sale, to total assets, excluding non-performing loans transferred to held for sale, was 10.15% and 9.03% as of December 31, 2011 and 2010, respectively.

The following table shows non-performing assets by geographic segment:

	2011	2010	2009	2008	2007
	(Dollars in thousands)
Puerto Rico:

Non-performing loans held for investment:
Residential mortgage	$297,595	$330,737	$376,018	$244,843	$195,278
Commercial mortgage	170,949	177,617	128,001	61,459	43,649
Commercial and Industrial	261,189	307,608	229,039	54,568	24,357
Construction	137,478	196,948	385,259	71,127	25,506
Finance leases	3,485	3,935	5,207	6,026	6,250
Consumer	34,888	43,241	40,132	40,313	42,779

Total non-performing loans held for investment	905,584	1,060,086	1,163,656	478,336	337,819

REO	85,788	67,488	49,337	22,012	13,593
Other repossessed property	15,283	13,839	12,634	12,221	9,399
Investment securities (1)	64,543	64,543	64,543	—	—

Total non-performing assets, excluding loans held for sale	1,071,198	1,205,956	1,290,170	512,569	360,811
Non-performing loans held for sale	4,764	159,321	—	—	—

Total non-performing assets, including loans held for sale	$1,075,962	$1,365,277	$1,290,170	$512,569	$360,811

Past due loans 90 days and still accruing	$118,888	$142,756	$128,016	$220,270	$73,160

Virgin Islands:
Non-performing loans held for investment:
Residential mortgage	$11,470	$9,655	$9,063	$8,492	$6,004
Commercial mortgage	12,851	7,868	11,727	1,476	1,887
Commercial and Industrial	7,276	6,078	8,300	2,055	2,131
Construction	110,594	16,473	2,796	4,113	3,542
Consumer	518	927	3,540	3,688	5,186

Total non-performing loans held for investment	142,709	41,001	35,426	19,824	18,750

REO	7,200	2,899	470	430	777
Other repossessed property	67	108	221	388	494

Total non-performing assets, excluding loans held for sale	149,976	44,008	36,117	20,642	20,021
Non-performing loans held for sale	—	—	—	—	—

Total non-performing assets, including loans held for sale	$149,976	$44,008	$36,117	$20,642	$20,021

Past due loans 90 days and still accruing	$11,204	$1,358	$23,876	$27,471	$998

Florida:
Non-performing loans held for investment:
Residential mortgage	$29,143	$51,742	$56,561	$21,588	$7,795
Commercial mortgage	56,614	31,680	56,807	23,007	1,136
Commercial and Industrial	1,706	3,557	3,977	1,736	285
Construction	1,950	49,635	246,274	41,050	46,446
Consumer	656	1,288	1,162	1,634	819

Total non-performing loans held for investment	90,069	137,902	364,781	89,015	56,481

REO	21,304	14,510	19,497	14,804	1,746
Other repossessed property	42	76	43	185	261

Total non-performing assets, excluding loans held for sale	111,415	152,488	384,321	104,004	58,488
Non-performing loans held for sale	—	—	—	—	—

Total non-performing assets, including loans held for sale	$111,415	$152,488	$384,321	$104,004	$58,488

Past due loans 90 days and still accruing	$724	$—	$14,044	$223,623	$1,298

Total non-performing loans were $1.14 billion as of December 31, 2011, down from $1.40 billion at December 31, 2010. The completion of the loan sale transaction with CPG/GS, in which the Corporation has a 35% subordinated interest, removed approximately $153.6 million of non-performing loans and $257 million of adversely classified loans from the balance sheet. The Bank’s 35% interest in CPG/GS is subordinated to the interest of the majority investor in CPG/GS, which is entitled to recover it investment and receive a priority 12% return on its invested capital. The Corporation’s subordinated interest in CPG/GS and its loans to CPG/GS as of December 31, 2011 in the aggregate amount of $201.2 million expose the Corporation to the loss of its investment and performance issues on the loans. Total non-performing loans held for investment, which exclude non-performing loans held for sale, were $1.14 billion at December 31, 2011, which represented 10.78% of total loans held for investment. This was down $100.6 million from December 31, 2010. The decrease in non-performing loans held for investment reflected declines in all loan categories, except for the construction loan portfolio.

Non-performing residential mortgage loans decreased by $53.9 million, or 14%, from the balance as of December 31, 2010. The decrease was associated with several factors, including: (i) the restoration to accrual status of modified loans that successfully completed a trial performance period, (ii) charge-offs, and (iii) foreclosures that contributed, in part to the $29.4 million increase in the REO portfolio. The amount of loans restored to accrual status due to payments received was offset by the inflows to non-performing registered during the year. Non-performing residential mortgage loans decreased by $33.1 million and $22.6 million in Puerto Rico and the United States, respectively, while non-performing residential mortgage loans in the Virgin Islands increased by $1.8 million. Approximately $233.7 million, or 69% of total non-performing residential mortgage loans, have been written down to their net realizable value.

C&I non-performing loans held for investment decreased by $47.1 million, or 15%, during 2011, reflecting primarily the sale of a participation in a syndicated loan, charge-offs and a decline in the level of inflows. The decline was mainly in Puerto Rico where C&I non-performing loans decreased by $46.4 million. During the fourth quarter of 2011, the Corporation received a payment from the sale of a participation in a syndicated loan and removed from the books its largest individual C&I non-performing loan of approximately $37 million. In addition, the Corporation received aggregate payments of approximately $25.4 million on two non-performing loans in Puerto Rico and one loan that was paid-off. Net charge-offs of $66.9 million, of which $65.6 million relate to the Puerto Rico portfolio also contributed to the decrease in C&I non-performing loans. The aforementioned decreases were partially offset by inflows, including seven large relationships that entered into non-performing status during the third quarter of 2011 that in aggregate amounted to approximately $38 million. Most of these loans reflect current delinquencies under 90 days but placed in non-performing due to financial difficulties of borrowers. Non-performing C&I loans in the United States decreased by $1.9 million, to $1.7 million, and, in the Virgin Islands, C&I non-performing loans increased by $1.2 million to $7.3 million as of December 31, 2011.

Non-performing construction loans held for investment decreased by $13.0 million, or 5%, during 2011, mainly driven by charge-offs and the sale of troubled assets. Construction loans net charge-offs amounted to $100.8 million in 2011. Non-performing construction loans in Puerto Rico decreased by $59.5 million mainly due to net charge-offs of $46.3 million. Principal repayments and foreclosures also contributed to the decrease in non-performing construction loans in Puerto Rico. In the United States, non-performing construction loans decreased by $47.7 million driven by the repossession and subsequent sale of the underlying collateral of a $33.0 million residential project in Florida, a $2.1 million loans which was formally restructured so as to be reasonably assured of principal and interest repayment and performance according to its modified terms, and a $2.3 million loan paid-off. There were no inflows of construction projects into non-performing status in the United States during 2011. In the Virgin Islands region, a $14.7 million loan associated with the development of a commercial real estate project, a $3.4 million mid-rise residential project, and a $100 million relationship engaged in a commercial project were the main drivers behind the increase of $94.1 million in construction non-performing loans for this region.

The levels of non-accrual consumer loans, including finance leases, showed a $9.8 million decrease during 2011. The decrease was mainly related to auto financings in Puerto Rico.

Non-performing commercial mortgage loans held for investment increased by $23.2 million during 2011. The increase was primarily concentrated in Puerto Rico, reflecting an increase of $46.4 million mainly related to the inflow to non-performing status of two relationships totaling $82.7 million. It is important to note, that while the Corporation did place one of these relationships amounting to $36.6 million in non-accrual status during the fourth quarter of 2011, the relationship is current on its payments and the Corporation has already noted some positives in its performance. Non-performing commercial mortgage loans in the United States increased by $24.9 million driven by the inflow to non-performing status of three relationships that aggregated $33.9 million. Non-performing commercial mortgage loans in the Virgin Islands increased by $5.0 million mainly associated with the inflow to non-performing status of two relationships engaged in rental and leasing of commercial properties totaling $7.7 million.

At December 31, 2011, approximately $187.1 million of the loans placed in non-accrual status, mainly construction and commercial loans, were current, or had delinquencies of less than 90 days in their interest payments, including $138.7 million of TDRs maintained in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full colectibility. Collections are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

During the year ended December 31, 2011, interest income of approximately $4.4 million related to non-performing loans with a carrying value of $672.5 million as of December 31, 2011, mainly non-performing construction and commercial loans, was applied against the related principal balances under the cost-recovery method.

The allowance to non-performing loans held for investment ratio as of December 31, 2011 was 43.39%, compared to 44.64% as of December 31, 2010. As of December 31, 2011, approximately $399.7 million, or 35%, of total non-performing loans held for investment have been charged-off to their net realizable value as shown in the following table.

	Residential	Commercial		Construction	Consumer and
(Dollars in thousands)	Mortgage Loans	Mortgage Loans	C&I Loans	Loans	Finance Leases	Total
As of December 31, 2011
Non-performing loans held for investment, charged-off to realizable value	$233,703	$21,925	$70,462	$70,959	$2,605	$399,654
Other non-performing loans held for invesment	104,505	218,489	199,709	179,063	36,942	738,708

Total non-performing loans held for invesment	$338,208	$240,414	$270,171	$250,022	$39,547	$1,138,362

Allowance to non-performing loans held for investment	20.31%	45.33%	60.88%	36.55%	152.66%	43.39%
Allowance to non-performing loans held for investment excluding non-performing loans charged-off to realizable value	65.72%	49.88%	82.36%	51.04%	163.42%	66.86%

As of December 31, 2010
Non-performing loans held for investment, charged-off to realizable value	$291,118	$20,239	$101,151	$32,139	$659	$445,306
Other non-performing loans held for invesment	101,016	196,926	216,092	230,917	48,732	793,683

Total non-performing loans held for invesment	$392,134	$217,165	$317,243	$263,056	$49,391	$1,238,989

Allowance to non-performing loans held for investment	15.90%	48.62%	48.11%	57.77%	162.96%	44.64%
Allowance to non-performing loans held for investment excluding non-performing loans charged-off to realizable value	61.70%	53.62%	70.64%	65.81%	165.16%	69.68%

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico and in accordance with the government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction and residential mortgage loans in the U.S. mainland fit the definition of TDR. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of December 31, 2011, the Corporation’s total TDR loans of $820.5 million consisted of $372.8 million of residential mortgage loans, $100.5 million of commercial and industrial loans, $218.1 million of commercial mortgage loans, $109.3 million construction loans and $19.8 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $5.9 million as of December 31, 2011.

The Corporation’s loss mitigation programs for residential mortgage and consumer loans can provide for one or a combination of the following: movement of interest past due to the end of the loan, extension of the loan term, deferral of principal payments for a significant period of time, and reduction of interest rates either permanently (up to 2010) or for a period of up to two years (step-up rates). Additionally, in limited cases, the restructuring may provide for the forgiveness of contractually due principal or interest. Uncollected interest is added to the end of the loan term at the time of the restructuring and not recognized as income until collected or when the loan is paid off. These programs are available to only those borrowers who have defaulted, or are likely to default, permanently on their loan and would lose their homes in foreclosure action absent some lender concession. Notwithstanding, if the Corporation is not reasonably assured that the borrower will comply with its contractual commitment, properties are foreclosed.

In addition to residential loans modified in TDRs described above, the Corporation also enters into trial modifications with certain borrowers. Trial modifications generally represent a three month period whereby the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Trial modifications lasting more than three months are considered TDRs. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification where the terms of the loan are formally modified. Approximately 60% of all loans that entered into a trial modification during 2011 became permanent modifications as of December 31, 2011. Substantially all permanent modifications are considered TDRs and are included in the TDR disclosures herein. As of December 31, 2011, the Corporation had 108 loans that were in trial modifications and were not considered TDRs, with an unpaid principal balance of $13.0 million and a carrying value of $12.6 million.

For the commercial real estate, commercial and industrial, and the construction portfolios, at the time of the restructuring, the Corporation determines, on a loan by loan basis, whether a concession was granted for economic or legal reasons related to the borrower’s financial difficulty. Concessions granted for commercial loans could include: reductions in interest rates to rates that are considered below market; extension of repayment schedules and maturity dates beyond original contractual terms; waiving of borrower covenants; forgiveness of principal or interest; or other contract changes that would be considered a concession. The Corporation mitigates loan defaults for its commercial loan portfolios through its collections function. The function’s objective is to minimize both early stage delinquencies and losses upon default of commercial loans. The group utilizes its collections infrastructure of workout collection officers, credit work-out specialists, in-house legal counsel, and third party consultants. In the case of residential construction projects and large commercial loans, the function also utilizes third-party specialized consultants to monitor the residential and commercial construction projects in terms of construction, marketing and sales, and restructuring of large commercial loans. In addition, the Corporation extends, renews and restructures loans with satisfactory credit profiles. Many commercial loan facilities are structured as lines of credit, which are mainly one year in term and therefore are required to be renewed annually. Other facilities may be restructured or extended from time to time based upon changes in the borrower’s business needs, use of funds, timing of completion of projects and other factors. If the borrower is not deemed to have financial difficulties, extensions, renewals and restructurings are done in the normal course of business and not considered concessions, and the loans continue to be recorded as performing.

TDRs are classified as either accrual or nonaccrual loans. A loan on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure for a minimum of six months and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loans being returned to accrual at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Loan modifications increase the Corporation’s interest income by returning a non-performing loan to performing status, if applicable, and increase cash flows by providing for payments to be made by the borrower, and avoid increases in foreclosure and real estate owned costs. The Corporation continues to consider a modified loan as an impaired loan for purposes of estimating the allowance for loan and lease losses.

The following table provides a breakdown between accrual and nonaccrual status of TDRs as of December 31, 2011:

	December 31, 2011
	Accrual	Nonaccrual (1)	Total TDRs
Non- FHA/VA Residential Mortgage loans	$282,519	$90,264	$372,783
Commercial Mortgage Loans	130,874	87,253	218,127
Commercial & Industrial Loans	22,301	78,205	100,506
Construction Loans	1,467	107,806	109,273
Consumer Loans—Auto	5,096	3,614	8,710
Finance Leases	1,774	30	1,804
Consumer Loans—Other	7,118	2,178	9,296

Total Troubled Debt Restructurings	$451,149	$369,350	$820,499

(1)	Included in non-accrual loans are $138.1 million in loans that are performing under the terms of the restructuring agreement but are reported in non-accrual until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full colectibility.

The REO portfolio, which is part of non-performing assets, increased by $29.4 million, mainly reflecting increases in both residential and commercial properties foreclosures in Puerto Rico, partially offset by sales and fair value adjustments. Consistent with the Corporation’s assessment of the value of properties and current and future market conditions, management continues to execute strategies to dispose of the real estate acquired in satisfaction of debt. During 2011, the Corporation sold approximately $51.7 million of REO properties ($17.0 million in Florida, $34.0 million in Puerto Rico and $0.7 million in the Virgin Islands). These figures exclude the aforementioned $33.0 million construction loan in Florida which was acquired through foreclosure and sold during the second quarter of 2011.

The over 90-day delinquent, but still accruing, loans, excluding loans guaranteed by the U.S. Government, decreased by $17.2 million to $45.6 million, or 0.43% of total loans held for investment, at December 31, 2011. Loans 30-89 days delinquent also decreased by $152.6 million, or 35%, to $273.7 million as of December 31, 2011.

Net Charge-Offs and Total Credit Losses

Total net charge-offs for 2011 were $295.5 million, or 2.68% of average loans. This was down $314.2 million, or 52%, from $609.7 million, or 4.76%, in 2010. The decrease includes the impact in 2010 of $165.1 million of charge-offs associated with the loans transferred to held for sale. Excluding the charge-offs related to loans transferred to held for sale, lower net charge-offs were reflected in the United States portfolio, a decrease of $118.1 million, primarily in construction and commercial mortgage loans, and in Puerto Rico, a decrease of $68.0 million, primarily in the construction, C&I and residential loan portfolios. Net charge-offs in the Virgin Islands increased by $37.0 million, as further discussed below.

Construction loans net charge-offs in 2011 were $100.8 million, or 16.33% of average loans, down from $313.2 million, or 23.80% of average loans in 2010. The decrease of $212.4 million includes the impact in 2010 of $127.0 million of charge-offs associated with construction loans transferred to held for sale in Puerto Rico. Net charge-offs for construction loans in the Virgin Islands amounted to $42.9 million, or 43% of total net charge-offs for construction loans in 2011, of which $32.9 million relate to the aforementioned $100 million relationship placed in non-performing status early in 2011. Construction loans net charge-offs in Puerto Rico amounted to $46.3 million, driven by seven relationships with charge-offs totaling $41.6 million associated with commercial and residential projects. In the United States, construction loans net charge-offs were $11.5 million, of which approximately $5.1 million was related to the foreclosure of a land loan that was sold during the second quarter of 2011. The construction portfolio in Florida has been considerably reduced over the past three years to $23.6 million as of December 31, 2011.

Commercial mortgage loans net charge-offs in 2011 were $51.1 million, or 3.21% of average loans, down from $81.4 million, or 5.02% of average loans in 2010. The decrease includes the impact in 2010 of $29.5 million of charge-offs associated with commercial mortgage loans transferred to held for sale in Puerto Rico. Net charge-offs for commercial mortgage loans in 2011 were mainly driven by a $28.3 million charge-off related to an $85.6 million relationship in Puerto Rico restructured through a loan split. Commercial mortgage loans net charge-offs in the United States amounted to $7.1 million, of which $1.2 million relate to another restructured relationship through a loan split.

C&I loans net charge-offs in 2011 were $66.9 million, or 1.57%, down from $98.5 million, or 2.16% of related loans, recorded in 2010. The decrease includes the impact in 2010 of $8.6 million of charge-offs associated with C&I loans transferred to held for sale in Puerto Rico. Approximately 98%, or $65.6 million, of net charge-offs recorded in 2011 were in Puerto Rico, of which $43.9 million relate to eleven relationships with individual charge-offs in excess of $1 million. No significant C&I loans charge-offs were recorded in the United States or Virgin Islands portfolio.

Residential mortgage loans net charge-offs were $39.0 million, or 1.32% of related average loans. This was down from $62.7 million, or 1.80% of related average balances in 2010. Approximately $26.0 million in charge-offs ($19.8 million in Puerto Rico, $5.8 million in Florida and $0.4 million in the Virgin Islands) resulted from valuations for impairment purposes of residential mortgage loan portfolios considered homogeneous given high delinquency and loan-to-value levels, compared to $40.1 million recorded in 2010 ($29.2 million in Puerto Rico, $10.3 million in Florida and $0.6 million in Virgin Islands). Net charge-offs for residential mortgage loans also include $8.8 million related to the foreclosure of loans in 2011, compared to $10.0 million recorded for foreclosures in 2010. The total amount of the residential mortgage loan portfolio that had been charged-off to its net realizable value as of December 31, 2011 amounted to $233.7 million. This represents approximately 69% of the total non-performing residential mortgage loan portfolio outstanding as of December 31, 2011. Loss rates in the Corporation’s Puerto Rico operations continue to be lower than loss rates in the Florida market.

Net charge-offs of consumer loans and finance leases in 2011 were $37.7 million compared to net charge-offs of $53.9 million for 2010. Net charge-offs as a percentage of related loans decreased to 2.33% from 2.98% for 2010. Performance of this portfolio on both absolute and relative terms continued to be consistent with management’s views regarding the underlying quality of the portfolio.

The following table shows net charge-offs to average loans ratio by loan categories for the last five years.

	For the year ended December 31,
	2011	2010		2009	2008	2007
Residential mortgage	1.32%	1.80	%(1)	0.82%	0.19%	0.03%
Commercial mortgage	3.21%	5.02	%(2)	1.64%	0.27%	0.10%
Commercial and Industrial	1.57%	2.16	%(3)	0.72%	0.59%	0.26%
Construction	16.33%	23.80	%(4)	11.54%	0.52%	0.26%
Consumer loans and finance leases	2.33%	2.98%		3.05%	3.19%	3.48%
Total loans	2.68%	4.76	%(5)	2.48%	0.87%	0.79%

(1)	Includes net charge-offs totaling $7.8 million associated with non-performing residential mortgage loans sold in a bulk sale.
(2)	Includes net charge-offs totaling $29.5 million associated with loans transferred to held for sale. Commercial mortgage net charge-offs to average loans, excluding charge-offs associated with loans transferred to held for sale, was 3.38%.
(3)	Includes net charge-offs totaling $8.6 million associated with loans transferred to held for sale. Commercial and Industrial net charge-offs to average loans, excluding charge-offs associated with loans transferred to held for sale, was 1.98%.
(4)	Includes net charge-offs totaling $127.0 million associated with loans transferred to held for sale. Construction net charge-offs to average loans, excluding charge-offs associated with loans transferred to held for sale, was 18.93%.
(5)	Includes net charge-offs totaling $165.1 million associated with loans transferred to held for sale. Total net charge-offs to average loans, excluding charge-offs associated with loans transferred to held for sale, was 3.60%.

The following table presents net charge-offs to average loans held in portfolio by geographic segment:

	December 31, 2011	December 31, 2010		December 31, 2009
PUERTO RICO:
Residential mortgage	1.32%	1.79	%(1)	0.64%
Commercial mortgage	4.10%	3.90	%(2)	0.82%
Commercial and Industrial	1.64%	2.27	%(3)	0.72%
Construction	11.60%	23.57	%(4)	4.88%
Consumer and finance leases	2.39%	2.99%		2.93%
Total loans	2.40%	4.26	%(5)	1.44%

VIRGIN ISLANDS:
Residential mortgage	0.09%	0.18%		0.08%
Commercial mortgage	0.00%	0.00%		2.79%
Commercial and Industrial (6)	0.31%	-0.44%		0.59%
Construction	25.87%	3.16%		0.00%
Consumer and finance leases	1.08%	2.01%		3.50%
Total loans	4.79%	0.75%		0.73%

FLORIDA:
Residential mortgage	3.09%	3.88%		2.84%
Commercial mortgage	1.56%	8.23%		3.02%
Commercial and Industrial	1.83%	4.80%		1.87%
Construction	22.35%	44.65%		29.93%
Consumer and finance leases	1.66%	5.26%		7.33%
Total loans	3.34%	13.35%		11.70%

(1)	Includes net charge-offs totaling $7.8 million associated with non-performing residential mortgage loans sold in a bulk sale.
(2)	Includes net charge-offs totaling $29.5 million associated with loans transferred to held for sale. Commercial mortgage net charge-offs to average loans, excluding charge-offs associated with loans transferred to held for sale in Puerto Rico, was 1.24%.
(3)	Includes net charge-offs totaling $8.6 million associated with loans transferred to held for sale. Commercial and Industrial net charge-offs to average loans, excluding charge-offs associated with loans transferred to held for sale in Puerto Rico, was 2.08%.
(4)	Includes net charge-offs totaling $127.0 million associated with loans transferred to held for sale.Construction net charge-offs to average loans, excluding charge-offs associated with loans transferred to held for sale in Puerto Rico, was 15.27%.
(5)	Includes net charge-offs totaling $165.1 million associated with loans transferred to held for sale. Total net charge-offs to average loans, excluding charge-offs associated with loans transferred to held for sale in Puerto Rico, was 2.83%.
(6)	For 2010, recoveries in C&I loans in the Virgin Islands exceeded charge-offs.

Total credit losses (equal to net charge-offs plus losses on REO operations) for 2011 amounted to $320.5 million, or 2.88% to average loans and repossessed assets, respectively, in contrast to credit losses of $639.9 million, or a loss rate of 4.96%, for 2010. Excluding the $165.1 million of charge-offs associated with loans transferred to held for sale, total credit losses for 2010 amounted to $474.8 million or 3.81% to average loans and repossessed assets.

The following table presents a detail of the REO inventory and credit losses for the periods indicated:

	Year Ended
	December 31,
	2011	2010
	(Dollars in thousands)
REO
REO balances, carrying value:
Residential	$67,612	$56,210
Commercial	36,242	22,634
Construction	10,438	6,053

Total	$114,292	$84,897

REO activity (number of properties):
Beginning property inventory,	479	449
Properties acquired	453	96
Properties disposed	(355)	(66)

Ending property inventory	577	479

Average holding period (in days)
Residential	331	255
Commercial	321	311
Construction	336	469

	328	285
REO operations (loss) gain:
Market adjustments and (losses) gain on sale:
Residential	$(8,712)	$(9,120)
Commercial	(5,795)	(8,591)
Condo-conversion projects	—	(2,274)
Construction	(936)	(1,473)

	(15,443)	(21,458)

Other REO operations expenses	(9,582)	(8,715)

Net Loss on REO operations	$(25,025)	$(30,173)

CHARGE-OFFS
Residential charge-offs, net	(38,991)	(62,718)
Commercial charge-offs, net	(117,980)	(179,893)
Construction charge-offs, net	(100,760)	(313,153)
Consumer and finance leases charge-offs, net	(37,726)	(53,918)

Total charge-offs, net	(295,457)	(609,682)

TOTAL CREDIT LOSSES (1)	$(320,482)	$(639,855)

LOSS RATIO PER CATEGORY (2):
Residential	1.59%	2.03%
Commercial	2.11%	3.04%
Construction	16.18%	23.88%
Consumer	2.31%	2.96%
TOTAL CREDIT LOSS RATIO (3)	2.88%	4.96%

(1)	Equal to REO operations (losses) gains plus Charge-offs, net.
(2)	Calculated as net charge-offs plus market adjustments and gains (losses) on sale of REO divided by average loans and repossessed assets.
(3)	Calculated as net charge-offs plus net loss on REO operations divided by average loans and repossessed assets.

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

The Corporation’s primary lending area is Puerto Rico. The Corporation’s Puerto Rico banking subsidiary, FirstBank, also lends in the U.S. and British Virgin Islands markets and in the United States (principally in the state of Florida). Of the total gross loans held for investment portfolio of $10.6 billion as of December 31, 2011, approximately 84% have credit risk concentration in Puerto Rico, 8% in the United States and 8% in the Virgin Islands.

As of December 31, 2011, the Corporation had $360.1 million outstanding of credit facilities granted to the Puerto Rico Government and/or its political subdivisions, up from $325.1 million as of December 31, 2010, and $139.4 million granted to the Virgin Islands government, up from $84.3 million as of December 31, 2010. A substantial portion of these credit facilities are obligations that have a specific source of income or revenues identified for their repayment, such as property taxes collected by the central Government and/or municipalities. Another portion of these obligations consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power and water utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities in Puerto Rico for which the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment.

Aside from loans extended to the Puerto Rico Government and its political subdivisions, the largest loan to one borrower as of December 31, 2011 in the amount of $273.8 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual real-estate loans, mostly 1-4 residential mortgage loans.

In addition, more than 83%, or $1.6 billion, of the Corporation’s investment portfolio consisted of U.S. Government sponsored agency MBS or debt securities and U.S. Treasury Securities. Thus, a substantial portion of our investment portfolio is backed by mortgages, a guarantee of a U.S. government sponsored entity or the full faith and credit of the U.S. government.

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

Basis of Presentation

The Corporation has included in this Form 10-K the following financial measures that are not recognized under generally accepted accounting principles, which are referred to as non-GAAP financial measures: (i) the calculation of net interest income, interest rate spread and net interest margin rate on a tax- equivalent basis and excluding changes in the fair value of derivative instruments and certain financial liabilities, (ii) the calculation of the tangible common equity ratio and the tangible book value per common share, (iii) the Tier 1 common equity to risk-weighted assets ratio, and (iv) certain other financial measures adjusted to exclude amounts associated with loans transferred to held for sale resulting from the execution of an agreement providing for the strategic sale of loans. Substantially all of the loans transferred to held for sale were sold in February 2011. Investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with the Corporation’s consolidated financial data prepared in accordance with GAAP.

Net interest income, interest rate spread and net interest margin are reported on a tax-equivalent basis and excluding changes in the fair value of derivative instruments and financial liabilities elected to be measured at fair value (“valuations”). The presentation of net interest income excluding valuations provides additional information about the Corporation’s net interest income and facilitates comparability and analysis. The changes in the fair value of derivative instruments and unrealized gains and losses on liabilities measured at fair value have no effect on interest due or interest earned on interest-bearing liabilities or interest-earning assets, respectively. The tax-equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a marginal income tax rate. Income from tax-exempt earning assets is increased by an amount equivalent to the taxes that would have been paid if this income had been taxable at statutory rates. Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread and net interest margin on a fully tax equivalent basis. This adjustment puts all earning assets, most notably tax-exempt securities and certain loans, on a common basis that facilitates comparison of results to results of peers. Refer to Net Interest Income discussion above for the table that reconciles the non-GAAP financial measure “net interest income on a tax-equivalent basis and excluding fair value changes” with net interest income calculated and presented in accordance with GAAP. The table also reconciles the non-GAAP financial measures “net interest spread and margin on a tax-equivalent basis and excluding fair value changes” with net interest spread and margin calculated and presented in accordance with GAAP.

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

Net Loss (Non-GAAP to GAAP reconciliation)
(In thousands, except per share information)	Year ended December 31, 2010
Net Loss
Net loss, excluding special items (Non-GAAP)	$(421,370)

Special items:
Loans transferred to held for sale (1)	(102,938)
Exchange transactions	—

Net Income (loss)	$(524,308)

1-	In the fourth quarter 2010, the Corporation recorded a charge of $102.9 million to the provision for loan and lease losses associated with $447 million of loans transferred to held for sale.

	Provision for Loan and Lease Losses, Net Charge-Offs, Provision for Loans and Lease Losses to Net Charge-Offs, and Net Charge-Offs to Average Loans (Non- GAAP to GAAP reconciliation)
(In thousands)	Year ended December 31, 2010
	Provision for Loan and Lease Losses	Net Charge-Offs
Provision for loan and lease losses and net charge-offs, excluding special items (Non-GAAP)	$531,649	$444,625

Special items:
Loans transferred to held for sale (1)	102,938	165,057

Provision for loan and lease losses and net charge-offs (GAAP)	$634,587	$609,682

Provision for loan and lease losses to net charge-offs, excluding special items (Non-GAAP)	119.57%

Provision for loan and lease losses to net charge-offs (GAAP)	104.08%

Net charge-offs to average loans, excluding special items (Non-GAAP)	3.60%

Net charge-offs to average loans (GAAP)	4.76%

1-	In the fourth quarter 2010, the Corporation recorded a charge of $102.9 million to the provision for loan and lease losses and charge-offs of $165.1 million associated with $447 million of loans transferred to held for sale.

Selected Quarterly Financial Data

Financial data showing results of the 2011 and 2010 quarters is presented below. In the opinion of management, all adjustments necessary for a fair presentation have been included. These results are unaudited.

	2011
	March 31	June 30	September 30	December 31
	(In thousands, except for per share results)
Interest income	$180,903	$163,418	$158,542	$156,752
Net interest income	106,279	94,435	94,255	98,543
Provision for loan losses	88,732	59,184	46,446	41,987
Net loss	(28,420)	(14,924)	(24,046)	(14,842)
Net (loss) income attributable to common stockholders—basic	(35,437)	(22,205)	(31,143)	262,011
Net (loss) income attributable to common stockholders—diluted	(35,437)	(22,205)	(31,143)	263,153
(Loss) earnings per common share-basic	$(1.66)	$(1.04)	$(1.46)	$1.36
(Loss) earnings per common share-diluted	$(1.66)	$(1.04)	$(1.46)	$1.35

	2010
	March 31	June 30	September 30	December 31
	(In thousands, except for per share results)
Interest income	$220,988	$214,864	$204,028	$192,806
Net interest income	116,863	119,062	113,702	112,048
Provision for loan losses	170,965	146,793	120,482	196,347
Net loss	(106,999)	(90,640)	(75,233)	(251,436)
Net (loss) income attributable to common stockholders-basic	(113,151)	(96,810)	357,787	(269,871)
Net (loss) income attributable to common stockholders-diluted	(113,151)	(96,810)	363,413	(269,871)
(Loss) earnings per common share-basic	$(18.34)	$(15.70)	$31.30	$(12.67)
(Loss) earnings per common share-diluted	$(18.34)	$(15.70)	$4.20	$(12.67)

Some infrequent transactions that significantly affected quarterly periods of 2011 and 2010 include:

•

During the fourth quarter of 2011, the conversion of the 424,174 shares of Series G Preferred Stock into 32.9 million shares of common stock resulted in a favorable impact to net income available to common stockholders of $278.0 million.

•

During the third quarter of 2010, the successful completion of the issuance of Series G Preferred Stock in exchange for the $400 million Series F preferred stock held by the U.S. Treasury, and the issuance of common stock in exchange for $487 million of Series A through E Preferred Stock resulted in a favorable impact to net income available to common stockholders of $440.5 million.

•

During the fourth quarter of 2010, the transfer of $447 million of loans, including $263 million of non-performing loans, to held for sale, resulted in the charge off of $165.1 million and the recognition of an additional provision for loan and lease losses of $102.9 million. On February 16, 2011, the Corporation sold substantially all of these loans.

•

During the fourth quarter of 2010, the exchange agreement with the U.S. Treasury was amended and a non-cash adjustment of $11.3 million was recorded as an acceleration of the Series G Preferred Stock discount accretion, which adversely affected the loss per share during the fourth quarter.

•	During the fourth quarter of 2010, an incremental $93.7 million non-cash charge to record a full valuation allowance on the Bank’s deferred tax asset.

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

In addition, in 2011, First BanCorp’s Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by the Corporation of the NYSE corporate governance listing standards.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

First BanCorp’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of First BanCorp’s disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2011, the Corporation’s disclosure controls and procedures were effective and provide reasonable assurance that the information required to be disclosed by the Corporation in reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and reported to the Corporation’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management’s report on Internal Control over Financial Reporting is set forth in Item 8 and incorporated herein by reference.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report as set forth in Item 8.

Changes in Internal Control over Financial Reporting

There have been no changes to the Corporation’s internal control over financial reporting during our most recent quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to the sections entitled “Information with Respect to Nominees for Director of First BanCorp and Executive Officers of the Corporation”, “Corporate Governance and Related Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in First BanCorp’s definitive Proxy Statement for use in connection with its 2012 Annual Meeting of stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of the close of First BanCorp’s 2011 fiscal year.

Item 11. Executive Compensation.

Information in response to this Item is incorporated herein by reference to the sections entitled “Compensation Committee Interlocks and Insider Participation”, “Compensation of Directors”, “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Tabular Executive Compensation Disclosure” in First BanCorp’s Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to the section entitled “Beneficial Ownership of Securities” in First BanCorp’s Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item is incorporated herein by reference to the sections entitiled “Certain Relationships and Related Person Transactions” and “Corporate Governance and Related Matters” in First BanCorp’s Proxy Statement.

Item 14. Principal Accounting Fees and Services.

Audit Fees

Information in response to this Item is incorporated herein by reference to the section entitled “Audit Fees” in First BanCorp’s Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) List of documents filed as part of this report.

(1) Financial Statements.

The following consolidated financial statements of First BanCorp, together with the report thereon of First BanCorp’s independent registered public accounting firm, PricewaterhouseCoopers LLP, dated March 13, 2012, are included herein beginning on page F-1:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Statements of Financial Condition as of December 31, 2011 and 2010.

•	Consolidated Statements of Loss for Each of the Three Years in the Period Ended December 31, 2011.

•	Consolidated Statements of Changes in Stockholders’ Equity for Each of the Three Years in the Period Ended December 31, 2011.

•	Consolidated Statements of Comprehensive Loss for each of the Three Years in the Period Ended December 31, 2011.

•	Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2011.

•	Notes to the Consolidated Financial Statements.

(2)	Financial statement schedules.

All financial schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits listed below are filed herewith as part of this Form 10-K or are incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Articles of Incorporation, incorporated by reference from Exhibit 3.1 of the Registration Statement on Form S-1/A filed by First BanCorp on October 20, 2011.

3.2	By-Laws, incorporated by reference from Exhibit 3.2 of the Registration Statement on Form S-1/A filed by First BanCorp on October 20, 2011.

3.3	Certificate of Designation creating the 7.125% Noncumulative Perpetual Monthly Income Preferred Stock, Series A, incorporated by reference from Exhibit 4(B) to the Form S-3 filed by First BanCorp on March 30, 1999.

3.4	Certificate of Designation creating the 8.35% Noncumulative Perpetual Monthly Income Preferred Stock, Series B, incorporated by reference from Exhibit 4(B) to Form S-3 filed by First BanCorp on September 8, 2000.

3.5	Certificate of Designation creating the 7.40% Noncumulative Perpetual Monthly Income Preferred Stock, Series C, incorporated by reference from Exhibit 4(B) to the Form S-3 filed by First BanCorp on May 18, 2001.

3.6	Certificate of Designation creating the 7.25% Noncumulative Perpetual Monthly Income Preferred Stock, Series D, incorporated by reference from Exhibit 4(B) to the Form S-3/A filed by First BanCorp on January 16, 2002.

3.7	Certificate of Designation creating the 7.00% Noncumulative Perpetual Monthly Income Preferred Stock, Series E, incorporated by reference from Exhibit 4.2 to the Form 8-K filed by First BanCorp on September 5, 2003.

3.8	Certificate of Designation creating the fixed-rate cumulative perpetual preferred stock, Series F, incorporated by reference from Exhibit 3.1 of the Form 8-K filed by the Corporation on January 20, 2009.

3.9	Certificate of Designation creating the fixed-rate cumulative perpetual preferred stock, Series G, incorporated by reference from Exhibit 10.3 to the Form 8-K filed by First BanCorp on July 7, 2010.

3.10	First Amendment to Certificate of Designation creating the Fixed-Rate Cumulative Mandatorily Convertible Preferred Stock, Series G, incorporated by reference from Exhibit 3.1 to the Form 8-K filed by First BanCorp on December 2, 2010.

3.11	Second Amendment to Certificate of Designation creating the Fixed-Rate Cumulative Mandatorily Convertible Preferred Stock, Series G, incorporated by reference from Exhibit 3.1 to the Form 8-K filed by First BanCorp on April 15, 2011.

4.1	Form of Common Stock Certificate, incorporated by reference from Exhibit 4 of the Registration Statement on Form S-4/A filed by First BanCorp on April 24, 1998.

4.2	Form of Stock Certificate for 7.125% Noncumulative Perpetual Monthly Income Preferred Stock, Series A, incorporated by reference from Exhibit 4(A) to the Form S-3 filed by First BanCorp on March 30, 1999.

4.3	Form of Stock Certificate for 8.35% Noncumulative Perpetual Monthly Income Preferred Stock, Series B, incorporated by reference form Exhibit 4(A) to the Form S-3 filed by First BanCorp on September 8, 2000.

4.4	Form of Stock Certificate for 7.40% Noncumulative Perpetual Monthly Income Preferred Stock, Series C, incorporated by reference from Exhibit 4(A) to the Form S-3 filed by First BanCorp on May 18, 2001.

4.5	Form of Stock Certificate for 7.25% Noncumulative Perpetual Monthly Income Preferred Stock, Series D, incorporated by reference from Exhibit 4(A) to the Form S-3/A filed by First BanCorp on January 16, 2002.

4.6	Form of Stock Certificate for 7.00% Noncumulative Perpetual Monthly Income Preferred Stock, Series E, incorporated by reference from Exhibit 4.1 to the Form 8-K filed by First BanCorp on September 5, 2003.

4.7	Warrant dated January 16, 2009 to purchase shares of First BanCorp, incorporated by reference from Exhibit 4.1 to the Form 8-K filed by the Corporation on January 20, 2009.

4.8	Amended and Restated Warrant, Annex A to the Exchange Agreement by and between First BanCorp and the United States Treasury dated as of July 7, 2010, incorporated by reference from Exhibit 10.2 of the Form 8-K filed on July 7, 2010.

4.9	Letter Agreement, dated January 16, 2009, including Securities Purchase Agreement — Standard Terms attached thereto as Exhibit A, between First BanCorp and the United States Department of the Treasury, incorporated by reference from Exhibit 10.1 to the Form 8-K filed by the Corporation on January 20, 2009.

10.1	FirstBank’s 1997 Stock Option Plan, incorporated by reference from the Form 10-K for the year ended December 31, 1998 filed by First BanCorp on March 26, 1999.

10.2	First BanCorp’s 2008 Omnibus Incentive Plan, incorporated by reference from Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2008 filed by First BanCorp on May 12, 2008.

10.3	First BanCorp’s 2008 Omnibus Incentive Plan, as amended, incorporated by reference from Schedule 14A filed by First BanCorp on November 14, 2011.

10.4	Investment Agreement between The Bank of Nova Scotia and First BanCorp dated February 15, 2007, including the Form of Stockholder Agreement, incorporated by reference from Exhibit 10.01 to the Form 8-K filed by First BanCorp on February 22, 2007.

10.5	Amendment No. 1 to Stockholder Agreement, dated as of October 13, 2010, by and between First BanCorp and The Bank of Nova Scotia, incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 24, 2010.

10.6	Employment Agreement—Aurelio Alemán, incorporated by reference from the Form 10-K for the year ended December 31, 1998 filed by First BanCorp on March 26, 1999.

10.7	Amendment No. 1 to Employment Agreement—Aurelio Alemán, incorporated by reference from the Form 10-Q for the quarter ended March 31, 2009 filed by First BanCorp on May 11, 2009.

10.8	Amendment No. 2 to Employment Agreement—Aurelio Alemán, incorporated by reference from Exhibit 10.6 of the Form 10-K for the year ended December 31, 2009 filed by First BanCorp on March 2, 2010.

10.9	Employment Agreement—Lawrence Odell, incorporated by reference from the Form 10-K for the year ended December 31, 2005 filed by First BanCorp on February 9, 2007.

10.10	Amendment No. 1 to Employment Agreement—Lawrence Odell, incorporated by reference from the Form 10-K for the year ended December 31, 2005 filed by First BanCorp on February 9, 2007.

10.11	Amendment No. 2 to Employment Agreement—Lawrence Odell, incorporated by reference from the Form 10-Q for the quarter ended March 31, 2009 filed by First BanCorp on May 11, 2009.

10.12	Amendment No. 3 to Employment Agreement—Lawrence Odell, incorporated by reference from Exhibit 10.13 of the Form 10-K for the year ended December 31, 2009 filed by First BanCorp on March 2, 2010.

10.13	Employment Agreement—Orlando Berges, incorporated by reference from the Form 10-Q for the quarter ended June 30, 2009 filed by First BanCorp on August 11, 2009.

10.14	Service Agreement Martinez Odell & Calabria, incorporated by reference from the Form 10-K for the year ended December 31, 2005 filed by First BanCorp on February 9, 2007.

10.15	Amendment No. 1 to Service Agreement Martinez Odell & Calabria, incorporated by reference from the Form 10-K for the year ended December 31, 2005 filed by First BanCorp on February 9, 2007.

10.16	Amendment No. 2 to Service Agreement Martinez Odell & Calabria, incorporated by reference from Exhibit 10.17 of the Form 10-K for the year ended December 31, 2009 filed by First BanCorp on March 2, 2010.

10.17	Amendment No. 3 to Service Agreement Martinez Odell & Calabria, incorporated by reference from Exhibit 10.20 of the Form 10-K for the year ended December 31, 2010 filed by First BanCorp on April 15, 2011.

10.18	Consent Order, dated June 2, 1010, incorporated by reference from Exhibit 10.1 of the Form 8-K filed on June 4, 2010.

10.19	Written Agreement, dated June 3, 2010, incorporated by reference from Exhibit 10.2 of the Form 8-K filed on June 4, 2010.

10.20	Exchange Agreement by and between First BanCorp and the United States Treasury dated as of July 7, 2010, incorporated by reference from Exhibit 10.1 of the Form 8-K filed on July 7, 2010.

10.21	First Amendment to Exchange Agreement, dated as of December 1, 2010, by and between First BanCorp and The United States Department of the Treasury, incorporated by reference from Exhibit 10.1 to the Form 8-K filed by First BanCorp on December 2, 2010.

10.22	Form of Restricted Stock Award Agreement incorporated by reference from Exhibit 10.23 to the Form S-1/A filed by First BanCorp on July 16, 2010.

10.23	Form of Stock Option Agreement for Officers and Other Employees incorporated by reference from Exhibit 10.24 to the Form S-1/A filed by First BanCorp on July 16, 2010.

10.24	Letter Agreement, dated as of January 16, 2009, and Securities Purchase Agreement, dated as of January 16, 2009, by and between First BanCorp and the United States Department of the Treasury, incorporated by reference from Exhibit 10.1 of the Form 8-K filed on January 20, 2009.

10.25	Amended and Restated Investment Agreement between First BanCorp and Thomas H. Lee Partners, L.P., incorporated by reference from Exhibit 10.1 of the Form 8-K filed on July 19, 2011.

10.26	Agreement Regarding Additional Shares between First BanCorp and Thomas H. Lee Partners, L.P., incorporated by reference from Exhibit 10.25 of the Registration Statement on Form S-1/A filed by First BanCorp on October 20, 2011.

10.27	Amended and Restated Investment Agreement between First BanCorp and Oaktree Capital Management, L.P., incorporated by reference from Exhibit 10.2 of the Form 8-K filed on July 19, 2011.

10.28	Agreement Regarding Additional Shares between First BanCorp and Oaktree Capital Management, L.P. dated October 26, 2011 incorporated by reference from Exhibit 10.27 of the Form S-1 filed by First BanCorp on December 20, 2011.

10.29	Investment Agreement between First BanCorp and funds advised by Wellington Management Company LLP, as amended, incorporated by reference from Exhibit 10.2 of the Form 8-K/A filed on July 19, 2011, and Exhibit 10.3 of the Form 8-K filed on July 19, 2011.

10.30	Amendment No. 2 to Investment Agreement between First BanCorp and funds advised by Wellington Management Company LLP, incorporated by reference from Exhibit 10.28 to the Form S-1/A filed by First BanCorp on October 20, 2011.

10.31	Form of Subscription Agreement between First BanCorp and private placement investors, incorporated by reference from Exhibit 10.3 of the Form 8-K filed on June 29, 2011.

10.32	Expense Reimbursement Agreement between First BanCorp and Oaktree Capital Management, L.P., incorporated by reference from Exhibit 10.4 of the Form 8-K/A filed on July 21, 2011.

10.33	Expense Reimbursement Agreement between First BanCorp and Thomas H. Lee Partners, L.P., incorporated by reference from Exhibit 10.2 of the Form 8-K/A filed on July 21, 2011.

10.34	Letter Agreement with the U.S. Department of the Treasury dated as of October 3, 2011, incorporated by reference from Exhibit 10.1 of the Form 8-K filed on October 7, 2011.

10.35	Letter Agreement between First BanCorp. and Roberto R. Herencia, incorporated by reference from the Form 8-K filed by First BanCorp on November 2, 2011.

10.36	Stock Purchase Agreement between First BanCorp and Roberto Herencia dated February 17, 2012.

12.1	Ratio of Earnings to Fixed Charges

12.2	Ratio of Earnings to Fixed Charges and Preference Dividends

14.1	Code of Ethics for CEO and Senior Financial Officers, incorporated by reference from Exhibit 3.2 of the Form 10-K for the fiscal year ended December 31, 2008 filed by First BanCorp on March 2, 2009.

21.1	List of First BanCorp’s subsidiaries

31.1	Section 302 Certification of the CEO

31.2	Section 302 Certification of the CFO

32.1	Section 906 Certification of the CEO

32.2	Section 906 Certification of the CFO

99.1	Certification of the CEO Pursuant to Section III(b)(4) of the Emergency Stabilization Act of 2008 and 31 CFR § 30.15.

99.2	Certification of the CFO Pursuant to Section III(b)(4) of the Emergency Stabilization Act of 2008 and 31 CFR § 30.15.

101.1	Interactive Data File (Annual Report on Form 10-K for the year ended December 31, 2011, furnished in XBRL (eXtensible Business Reporting Language)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST BANCORP.

By:	/s/ Aurelio Alemán	Date: 3/13/12
Aurelio Alemán
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Aurelio Alemán	Date: 3/13/12
Aurelio Alemán
President and Chief Executive Officer

/s/ Orlando Berges	Date: 3/13/12
Orlando Berges, CPA
Executive Vice President and Chief Financial Officer

/s/ Roberto R. Herencia	Date: 3/12/12
Roberto R. Herencia,
Director and Chairman of the Board

/s/ José Menéndez-Cortada	Date: 3/12/12
José Menéndez-Cortada, Director

/s/ Fernando Rodríguez-Amaro	Date: 3/13/12
Fernando Rodríguez Amaro,
Director

/s/ Thomas Martin Hagerty	Date: 3/12/12
Thomas Martin Hagerty,
Director

/s/ Sharee Ann Umpierre-Catinchi	Date: 3/12/12
Sharee Ann Umpierre-Catinchi,
Director

/s/ Michael P. Harmon	Date: 3/12/12
Michael P. Harmon,
Director

/s/ Héctor M. Nevares	Date: 3/12/12
Héctor M. Nevares,
Director

/s/ José F. Rodríguez	Date: 3/12/12
José F. Rodríguez,
Director

/s/ Pedro Romero	Date: 3/13/12
Pedro Romero, CPA
Senior Vice President and Chief Accounting Officer

Management’s Report on Internal Control Over Financial Reporting

To the Board of Directors and Stockholders of First BanCorp:

First BanCorp’s (the “Corporation”) internal control over financial reporting is a process effected by those charged with governance, management, and other personnel and designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and regulatory financial statements prepared in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C), which are intended to comply with the requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA).

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

The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. Management has assessed the effectiveness of the Corporation’s internal control over financial reporting, including controls over the preparation of regulatory financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C), as of December 31, 2011, based on the framework set forth by the Committee of the Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management has concluded that, as of December 31, 2011, the Corporation’s internal control over financial reporting, including controls over the preparation of regulatory financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) is effective based on the criteria established in Internal-Control Integrated Framework.

Management’s assessment of the effectiveness of internal control over financial reporting, including controls over the preparation of regulatory financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C), as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report dated March 13, 2012.

/s/ Aurelio Alemán
Aurelio Alemán
President and Chief Executive Officer
Date: March 13, 2012

/s/ Orlando Berges
Orlando Berges
Executive Vice President and Chief Financial Officer
Date: March 13, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of First BanCorp

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of loss, of comprehensive loss, of cash flows, and of changes in stockholders’ equity present fairly, in all material respects, the financial position of First BanCorp and its subsidiaries (the “Corporation”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Corporation’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

San Juan, Puerto Rico

March 13, 2012

CERTIFIED PUBLIC ACCOUNTANTS
(OF PUERTO RICO)
License No. 216 Expires Dec. 1, 2013
Stamp E16131 of the P.R. Society of
Certified Public Accountants has been
affixed to the file copy of this report

FIRST BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2011	December 31, 2010
	(In thousands, except for share information)
ASSETS

Cash and due from banks	$206,897	$254,723

Money market investments:
Federal funds sold	2,603	6,236
Time deposits with other financial institutions	955	1,346
Other short-term investments	236,111	107,978

Total money market investments	239,669	115,560

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	1,167,265	1,344,873
Other investment securities	756,003	1,399,580

Total investment securities available for sale	1,923,268	2,744,453

Investment securities held to maturity, at amortized cost:
Securities pledged that can be repledged	—	239,553
Other investment securities	—	213,834

Total investment securities held to maturity, fair value of $476,516 in 2010	—	453,387

Other equity securities	37,951	55,932

Investment in unconsolidated entities	43,401	—

Loans, net of allowance for loan and lease losses of $493,917 (2010 - $553,025)	10,065,475	11,102,411
Loans held for sale, at lower of cost or market	15,822	300,766

Total loans, net	10,081,297	11,403,177

Premises and equipment, net	194,942	209,014
Other real estate owned	114,292	84,897
Accrued interest receivable on loans and investments	49,957	59,061
Due from customers on acceptances	253	1,439
Other assets	235,348	211,434

Total assets	$13,127,275	$15,593,077

LIABILITIES

Non-interest-bearing deposits	$705,789	$668,052
Interest-bearing deposits	9,201,965	11,391,058

Total deposits	9,907,754	12,059,110

Securities sold under agreements to repurchase	1,000,000	1,400,000
Advances from the Federal Home Loan Bank (FHLB)	367,440	653,440
Notes payable (including $15,968 and $11,842 measured at fair value as of December 31, 2011 and December 31, 2010, respectively)	23,342	26,449
Other borrowings	231,959	231,959
Bank acceptances outstanding	253	1,439
Accounts payable and other liabilities	152,383	162,721

Total liabilities	11,683,131	14,535,118

Commitments and Contingencies (Note 27 and 30)

STOCKHOLDERS’ EQUITY

Preferred stock, authorized 50,000,000 shares:
Fixed Rate Cumulative Mandatorily Convertible Preferred Stock: issued and outstanding in 2010 - 424,174 shares, liquidation value in 2010 of $424,174	—	361,962
Non-cumulative Perpetual Monthly Income Preferred Stock: issued 22,004,000 shares, outstanding 2,521,872 shares, aggregate liquidation value of $63,047	63,047	63,047
Common stock, $0.10 par value, authorized 2,000,000,000 shares; issued 205,794,024 shares (2010 - 21,963,522 shares issued)	20,579	2,196
Less: Treasury stock (at par value)	(66)	(66)

Common stock outstanding, 205,134,171 shares outstanding (2010 - 21,303,669 shares outstanding)	20,513	2,130

Additional paid-in capital	884,002	319,459
Retained earnings	457,384	293,643
Accumulated other comprehensive income, net of tax expense of $7,751 (December 31, 2010 - $5,351)	19,198	17,718

Total stockholders’ equity	1,444,144	1,057,959

Total liabilities and stockholders’ equity	$13,127,275	$15,593,077

The accompanying notes are an integral part of these statements.

FIRST BANCORP

CONSOLIDATED STATEMENTS OF LOSS

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Interest income:
Loans	$593,961	$691,897	$741,535
Investment securities	64,099	138,740	254,462
Money market investments	1,555	2,049	577

Total interest income	659,615	832,686	996,574

Interest expense:
Deposits	191,727	248,716	314,487
Loans payable	—	3,442	2,331
Securities sold under agreements to repurchase	45,382	83,031	114,651
Advances from FHLB	16,335	29,037	32,954
Notes payable and other borrowings	12,659	6,785	13,109

Total interest expense	266,103	371,011	477,532

Net interest income	393,512	461,675	519,042

Provision for loan and lease losses	236,349	634,587	579,858

Net interest income (loss) after provision for loan and lease losses	157,163	(172,912)	(60,816)

Non-interest income:
Other service charges on loans	6,775	7,224	6,830
Service charges on deposit accounts	12,472	13,419	13,307
Mortgage banking activities	23,320	13,615	8,605
Net gain on sale of investments	53,796	103,847	86,804
Other-than-temporary impairment losses on investment securities:
Total other-than-temporary impairment losses	(987)	(603)	(33,400)
Noncredit-related impairment portion on debt securities not expected to be sold (recognized in other comprehensive income)	(984)	(582)	31,742

Net impairment losses on investment securities	(1,971)	(1,185)	(1,658)
Rental income	—	—	1,346
Loss on early extinguishment of borrowings	(10,835)	(47,405)	—
Equity in losses of unconsolidated entities	(4,227)	—	—
Other non-interest income	28,651	28,388	27,030

Total non-interest income	107,981	117,903	142,264

Non-interest expenses:
Employees’ compensation and benefits	118,475	121,126	132,734
Occupancy and equipment	61,924	59,494	62,335
Business promotion	12,283	12,332	14,158
Professional fees	21,884	21,287	15,217
Taxes, other than income taxes	13,395	14,228	15,847
Insurance and supervisory fees	57,923	67,274	45,605
Net loss on real estate owned (REO) operations	25,025	30,173	21,863
Other non-interest expenses	27,145	40,244	44,342

Total non-interest expenses	338,054	366,158	352,101

Loss before income taxes	(72,910)	(421,167)	(270,653)
Income tax expense	(9,322)	(103,141)	(4,534)

Net loss	$(82,232)	$(524,308)	$(275,187)

Net income (loss) attributable to common stockholders - basic	$173,226	$(122,045)	$(322,075)

Net income (loss) attributable to common stockholders - diluted	$195,763	$(122,045)	$(322,075)

Net income (loss) per common share:
Basic	$2.69	$(10.79)	$(52.22)

Diluted	$2.18	$(10.79)	$(52.22)

Dividends declared per common share	$—	$—	$2.10

The accompanying notes are an integral part of these statements.

FIRST BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)

Net loss	$(82,232)	$(524,308)	$(275,187)

Available-for-sale debt securities on which an other-than-temporary impairment has been recognized:

Subsequent unrealized gain (loss) on debt securities on which an other-than-temporary impairment has been recognized	4,005	5,032	(895)
Noncredit-related impairment portion on debt securities not expected to be sold	984	582	(31,742)
Reclassification adjustment for other-than-temporary impairment on debt securities included in net income	(1,418)	(582)	(209)

All other unrealized gains and losses on available-for-sale securities:
All other unrealized holding gains arising during the period	31,222	80,244	88,245
Reclassification adjustments for net gain included in net income	(34,453)	(93,681)	(82,772)
Reclassification adjustments for other-than-temporary impairment on equity securities	—	353	388
Net unrealized gains on securities reclassified from held to maturity to available for sale	3,540	—	—

Income tax expense related to items of other comprehensive income	(2,400)	(723)	(3,911)

Other comprehensive income (loss) for the year, net of tax	1,480	(8,775)	(30,896)

Total comprehensive loss	$(80,752)	$(533,083)	$(306,083)

The accompanying notes are an integral part of these statements.

FIRST BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)

Cash flows from operating activities:
Net loss	$(82,232)	$(524,308)	$(275,187)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	24,543	20,942	20,774
Amortization and impairment of core deposit intangible	2,354	2,557	7,386
Provision for loan and lease losses	236,349	634,587	579,858
Deferred income tax expense	1,426	99,206	16,054
Stock-based compensation recognized	50	93	92
Gain on sale of investments, net	(53,115)	(103,847)	(86,804)
Loss on early extinguishment of borrowings	10,835	47,405	—
Other-than-temporary impairments on investment securities	1,971	1,185	1,658
Equity in losses of unconsolidated entities	4,227	—	—
Derivative instruments and hedging activities loss (gain)	5,883	(302)	(15,745)
Gain on sale of premises and equipment and other assets	(2,733)	—	—
Net gain on sale of loans and impairments	(13,803)	(5,469)	(7,352)
Net amortization of premiums and discounts and deferred loan fees and costs	(771)	(2,063)	606
Net decrease (increase) in mortgage loans held for sale	3,155	(11,229)	(21,208)
Amortization of broker placement fees	16,314	20,758	22,858
Net amortization of premium and discounts on investment securities	7,085	7,230	5,221
Increase (decrease) in accrued income tax payable	6,141	4,243	(19,408)
Decrease in accrued interest receivable	7,074	20,806	18,699
Decrease in accrued interest payable	(11,510)	(8,174)	(24,194)
Decrease in other assets	5,377	20,261	28,609
(Decrease) increase in other liabilities	(11,697)	13,289	(8,668)

Total adjustments	239,155	761,478	518,436

Net cash provided by operating activities	156,923	237,170	243,249

Cash flows from investing activities:
Principal collected on loans	2,421,867	3,716,734	3,010,435
Loans originated	(2,278,644)	(2,729,787)	(4,429,644)
Purchases of loans	(162,173)	(155,593)	(190,431)
Proceeds from sale of loans	719,852	223,616	43,816
Proceeds from sale of repossessed assets	100,117	101,633	78,846
Proceeds from sale of available-for-sale securities	1,247,069	2,358,101	1,946,186
Proceeds from sale of held-to-maturity securities	348,750	—	—
Purchases of securities available for sale	(1,010,104)	(2,762,929)	(2,781,394)
Purchases of securities held to maturity	—	(8,475)	(8,460)
Proceeds from principal repayments and maturities of securities available for sale	894,897	2,128,897	880,384
Proceeds from principal repayments and maturities of securities held to maturity	33,726	153,940	1,110,245
Additions to premises and equipment	(13,376)	(31,991)	(40,271)
Proceeds from sale/redemption of other investment securities	—	10,668	4,032
Proceeds from sale of premises and equipment and other assets	5,107	—	—
Proceeds from securities litigation settlement	679	—	248
Decrease (increase) in other equity securities	17,981	13,748	(5,785)

Net cash provided by (used in) investing activities	2,325,748	3,018,562	(381,793)

Cash flows from financing activities:
Net decrease in deposits	(2,169,439)	(632,382)	(393,636)
Net (decrease) increase in loans payable	—	(900,000)	900,000
Net repayments and cancellation costs of securities sold under agreements to repurchase	(410,587)	(1,724,036)	(344,411)
Net FHLB advances paid and cancellation costs	(286,248)	(325,000)	(82,000)
Repayment of medium-term notes	(7,000)	—	—
Dividends paid	(26,388)	—	(43,066)
Proceeds from common stock issued, net of costs	493,274	—	—
Issuance of preferred stock and associated warrant	—	—	400,000
Issuance costs of common stock issued in exchange for preferred stock Series A through E	—	(8,115)	—
Other financing activities	—	—	8

Net cash (used in) provided by financing activities	(2,406,388)	(3,589,533)	436,895

Net increase (decrease) in cash and cash equivalents	76,283	(333,801)	298,351
Cash and cash equivalents at beginning of year	370,283	704,084	405,733

Cash and cash equivalents at end of year	$446,566	$370,283	$704,084

Cash and cash equivalents include:
Cash and due from banks	$206,897	$254,723	$679,798
Money market instruments	239,669	115,560	24,286

	$446,566	$370,283	$704,084

The accompanying notes are an integral part of these statements.

FIRST BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Year Ended December 31,
	2011	2010	2009
Preferred Stock:
Balance at beginning of year	$425,009	$928,508	$550,100
Issuance of preferred stock - Series F	—	—	400,000
Preferred stock discount - Series F	—	—	(25,820)
Accretion of preferred stock discount - Series F	—	2,567	4,228
Accretion of preferred stock discount - Series G	5,634	14,576	—
Exchange of preferred stock - Series A through E	—	(487,053)	—
Exchange of preferred stock - Series F	—	(400,000)	—
Issuance of preferred stock - Series G	—	424,174	—
Preferred stock discount - Series G	—	(76,788)	—
Reversal of unaccreted preferred stock discount - Series F	—	19,025	—
Reversal of unaccreted preferred stock discount - Series G	56,578	—	—
Conversion of preferred stock - Series G	(424,174)	—	—

Balance at end of year	63,047	425,009	928,508

Common Stock outstanding:
Balance at beginning of year	2,130	6,169	6,169
Change in par value (from $1.00 to $0.10)	—	(5,552)	—
Common stock issued	15,089	—	—
Common stock issued in exchange of Series A through E preferred stock	—	1,513	—
Common stock issued in conversion of Series G preferred stock	3,294	—	—

Balance at end of year	20,513	2,130	6,169

Additional Paid-In-Capital:
Balance at beginning of year	319,459	220,596	194,676
Issuance of common stock warrants	—	—	25,820
Issuance of common stock	513,022	—	—
Stock-based compensation recognized	50	93	92
Fair value adjustment on amended common stock warrant	—	1,179	—
Common stock issued in exchange of Series A through E preferred stock	—	89,293	—
Issuance costs of common stock issued in exchange of Series A through E preferred stock	—	(8,115)	—
Reversal of issuance costs of Series A through E preferred stock exchanged	—	10,861	—
Change in par value (from $1.00 to $0.10)	—	5,552	—
Common stock issued in exchange of Series G preferred stock	86,308	—	—
Issuance costs of common stock	(34,837)	—	—
Other	—	—	8

Balance at end of year	884,002	319,459	220,596

Retained Earnings:
Balance at beginning of year	293,643	417,297	739,783
Net loss	(82,232)	(524,308)	(275,187)
Cash dividends declared on common stock	—	—	(12,965)
Cash dividends declared on preferred stock	(26,388)	—	(30,106)
Accretion of preferred stock discount - Series F	—	(2,567)	(4,228)
Stock dividend granted of Series F preferred stock	—	(24,174)	—
Reversal of unaccreted discount - Series F	—	(19,025)	—
Preferred Stock discount - Series G	—	76,788	—
Fair value adjustment on amended common stock warrant	—	(1,179)	—
Excess of carrying amount of Series A though E preferred stock exchanged over fair value of new shares of common stock	—	385,387	—
Accretion of preferred stock discount - Series G	(5,634)	(14,576)	—
Excess of carrying amount of Series G preferred stock converted over fair value of new shares of common stock	277,995	—	—

Balance at end of year	457,384	293,643	417,297

Accumulated Other Comprehensive Income (Loss), net of tax:
Balance at beginning of year	17,718	26,493	57,389
Other comprehensive income (loss), net of tax	1,480	(8,775)	(30,896)

Balance at end of year	19,198	17,718	26,493

Total stockholders’ equity	$1,444,144	$1,057,959	$1,599,063

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

The Corporation provides a wide range of financial services for retail, commercial and institutional clients. As of December 31, 2011, the Corporation controlled two wholly-owned subsidiaries: FirstBank Puerto Rico (“FirstBank” or the “Bank”), and FirstBank Insurance Agency, Inc. (“FirstBank Insurance Agency”). FirstBank is a Puerto Rico-chartered commercial bank, and FirstBank Insurance Agency is a Puerto Rico-chartered insurance agency. FirstBank is subject to the supervision, examination and regulation of both the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (“OCIF”) and the Federal Deposit Insurance Corporation (the “FDIC”). Deposits are insured through the FDIC Deposit Insurance Fund. FirstBank also operates in the state of Florida, (USA), subject to regulation and examination by the Florida Office of Financial Regulation and the FDIC, in the U.S. Virgin Islands, subject to regulation and examination by the United States Virgin Islands Banking Board, and in the British Virgin Islands, subject to regulation by the British Virgin Islands Financial Services Commission.

FirstBank Insurance Agency is subject to the supervision, examination and regulation of the Office of the Insurance Commissioner of the Commonwealth of Puerto Rico.

FirstBank conducted its business through its main office located in San Juan, Puerto Rico, forty-eight full service banking branches in Puerto Rico, fourteen branches in the United States Virgin Islands (USVI) and British Virgin Islands (BVI) and ten branches in the state of Florida (USA). FirstBank had five wholly-owned subsidiaries with operations in Puerto Rico: First Federal Finance Corp. (d/b/a Money Express La Financiera), a finance company specializing in the origination of small loans with twenty-six offices in Puerto Rico; First Mortgage, Inc. (“First Mortgage”), a residential mortgage loan origination company with thirty-six offices in FirstBank branches and at stand alone sites; First Management of Puerto Rico, a domestic corporation which holds tax-exempt assets; FirstBank Puerto Rico Securities Corp, a broker-dealer subsidiary engaged in municipal bond underwriting and financial advisory services on structured financings principally provided to government entities in the Commonwealth of Puerto Rico; and FirstBank Overseas Corporation, an international banking entity organized under the International Banking Entity Act of Puerto Rico. FirstBank had one active subsidiary with operations outside of Puerto Rico: First Express, a finance company specializing in the origination of small loans with three offices in the USVI.

Capital and Liquidity

The Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Sustained weak economic conditions that have severely affected Puerto Rico and the United States over the last several years have adversely impacted First BanCorp’s and FirstBank’s results of operations and capital levels. The significant loss in 2010, primarily related to credit losses (including losses associated with adversely classified and non-performing loans transferred to held for sale), the increase in the deposit insurance premium expense and increases to the deferred tax asset valuation allowance, reduced the Corporation’s and the Bank’s capital levels during 2010. The net loss for the year ended December 31, 2011 was primarily related to credit losses.

As described in Note 30, FirstBank is currently operating under a Consent Order with the FDIC and the OCIF and First BanCorp has entered into a Written Agreement with the Federal Reserve. The minimum capital ratios established by the FDIC Order are 12% for Total Capital to Risk-Weighted Assets, 10% for Tier 1 Capital to Risk-Weighted Assets and 8% for Leverage (Tier 1 Capital to Average Total Assets). As of December 31, 2011, the Corporation’s Total Capital, Tier 1 Capital and Leverage ratios were 17.12%, 15.79% and 11.91%, respectively, up from 12.02%, 10.73% and 7.57%, respectively, as of December 31, 2010. Meanwhile, FirstBank’s Total Capital, Tier 1 Capital and Leverage ratios as of December 31, 2011 were 16.58%, 15.25% and 11.52%, respectively, up from 11.57%, 10.28% and 7.25%, respectively, as of December 31, 2010. All of the capital ratios as of December 31, 2011 are well above the minimum required under the consent order with the FDIC. The improvement in the capital ratios was primarily related to a $525 million capital raise completed in the fourth quarter of 2011, as further discussed below, coupled with the deleveraging strategies completed during the year.

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2011, the Corporation submitted an updated Capital Plan (the “Capital Plan”) to the regulators. The Capital Plan contemplated a $350 million capital raise through the issuance of new common shares for cash, and other actions to reduce the Corporation’s and the Bank’s risk-weighted assets, strengthen their capital positions and meet the minimum capital ratios required under the FDIC Order. Among the strategies contemplated in the Capital Plan are reductions of the Corporation’s loan and investment securities portfolio. The Capital Plan identified specific targeted Leverage, Tier 1 Capital to Risk-Weighted Assets and Total Capital to Risk-Weighted Assets ratios to be achieved by the Bank each calendar quarter until the capital levels required under the FDIC Order are achieved. Although all of the regulatory capital ratios exceeded the minimum capital ratios for “well-capitalized” levels, as well as the minimum capital ratios required by the FDIC Order, as of December 31, 2011, FirstBank cannot be treated as a “well-capitalized” institution under regulatory guidance while operating under the FDIC Order.

On October 7, 2011, the Corporation successfully completed a private placement of $525 million shares of common stock (the “capital raise”). The proceeds from the capital raise amounted to approximately $490 million (net of offering costs), of which $435 million have been contributed to the Corporation’s wholly owned banking subsidiary, FirstBank. As previously reported, lead investors include funds affiliated with Thomas H. Lee Partners, L.P. (“THL”) and Oaktree Capital Management, L.P. (“Oaktree”) that purchased from the Corporation an aggregate of $348.2 million ($174.1 million each investor) of shares of the Corporation’s common stock.

In connection with the closing, the Corporation issued 150 million shares of common stock at $3.50 per share to institutional investors. Upon the completion of this transaction and the conversion into common stock of the Series G Preferred Stock held by the U.S. Treasury, as further discussed below, each of THL and Oaktree became owners of 24.36% of the Corporation’s shares of common stock outstanding. Subsequent to the closing, in related transactions, on October 12, 2011 and October 26, 2011, each of THL and Oaktree, respectively, purchased in the aggregate 937,493 shares of common stock from certain of the institutional investors who participated in the capital raise transaction. As of the date of issuance of these financial statements, each of THL and Oaktree owns 24.69% of the total shares of common stock outstanding. THL and Oaktree also have the right to designate a person to serve on the Corporation’s Board of Directors. In this regard, the Corporation reconstituted its Board of Directors and Michael P. Harmon, a Managing Director with the Principal Group of Oaktree, and Thomas M. Hagerty, a Managing Director at THL were appointed as directors. In addition, Messrs Harmon and Hagerty have been appointed members of the Bank’s Board of Directors. In addition, Mr. Roberto R. Herencia was appointed as the new non-executive chairman of the Bank’s and the Corporation’s Board of Directors.

The completion of the capital raise allowed the conversion of the 424,174 shares of the Corporation’s Series G Preferred Stock, held by the U.S. Treasury, into 32.9 million shares of common stock at a conversion price of $9.66. This conversion required for completion the payment of $26.4 million for past due undeclared cumulative dividends on the Series G Preferred Stock as required by the agreement with the U.S. Treasury.

Furthermore, on December 8, 2011, the Corporation completed a rights offering in which the Corporation issued an additional 888,781 shares of common stock at $3.50 per share, and received proceeds of $3.3 million.

With the $525 million capital infusion, the conversion to common stock of the Series G Preferred Stock held by the U.S. Treasury, and the issuance of an additional $3.3 million of capital in the rights offering (after deducting estimated offering expenses and the $26.4 million payment of cumulative dividends on the Series G Preferred Stock), the Corporation increased its total common equity by approximately $834 million.

Prior to the capital raise, deleveraging strategies incorporated into the Capital Plan and completed during the year ended December 31, 2011 include:

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

•

Sale of adversely classified and non-performing loans – The Bank sold loans with a book value of $269.3 million to CPG/GS PR NPL, LLC (“CPG/GS”), an entity created by Goldman, Sachs & Co. and Caribbean Property Group in exchange for $88.5 million of cash, an acquisition loan of $136.1 million and a 35% subordinated interest in CPG/GS. Approximately 93% of the loans were adversely classified loans and 55% were in non-performing status.

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Both the Corporation and the Bank actively manage liquidity and cash flow needs. The Corporation has suspended common and preferred dividends to stockholders since August 2009. As of December 31, 2011, the holding company had $44.8 million of cash and cash equivalents. Cash and cash equivalents at the Bank level as of December 31, 2011 were approximately $440.1 million. The Bank has $100 million, $159 million and $7.4 million in repurchase agreements, FHLB advances and notes payable, respectively, maturing over the next twelve months. In addition, it had $3.7 billion in brokered CDs as of December 31, 2011, of which $2.5 billion mature over the next twelve months. Liquidity at the Bank level is highly dependent on bank deposits, which fund 75.9% of the Bank’s assets (or 47.5% excluding brokered CDs). The Corporation has continued to issue brokered CDs pursuant to approvals received from the FDIC to renew or roll over brokered CDs up to certain amounts through March 31, 2012. Management cannot be certain it will continue to obtain waivers from the restrictions to issue brokered CDs under the FDIC Order to meet its obligations and execute its business plans. In addition to the increased level in cash and cash equivalents, the Bank held approximately $62.4 million of readily pledgeable or sellable investment securities as of December 31, 2011. Based on current and expected liquidity needs and sources, management expects First BanCorp to be able to meet its obligations for the foreseeable future.

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

Statutory business trusts that are wholly-owned by the Corporation and are issuers of trust preferred securities, and entities in which the Corporation has a non-controlling interest are not consolidated in the Corporation’s consolidated financial statements in accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) for consolidation of variable interest entities. See Variable Interest Entities section below for further detail of the Corporation’s accounting policy for these entities.

Reclassifications

For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2011 presentation.

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

Securities purchased under agreements to resell

The Corporation purchases securities under agreements to resell the same securities. The counterparty retains control over the securities acquired. Accordingly, amounts advanced under these agreements represent short-term loans and are reflected as assets in the statements of financial condition. The Corporation monitors the market value of the underlying securities as compared to the related receivable, including accrued interest, and requests additional collateral when deemed appropriate. As of December 31, 2011 and 2010, there were no securities purchased under agreements to resell outstanding.

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment securities

The Corporation classifies its investments in debt and equity securities into one of four categories:

Held-to-maturity — Securities which the entity has the intent and ability to hold to maturity. These securities are carried at amortized cost. The Corporation may not sell or transfer held-to-maturity securities without calling into question its intent to hold other debt securities to maturity, unless a nonrecurring or unusual event that could not have been reasonably anticipated has occurred. During 2011, the Corporation sold $330 million of mortgage-backed securities that were originally intended to be held to maturity, consistent with deleveraging initiatives included in the Corporation’s capital plan. After the sale, in line with the Corporation’s ongoing capital management strategy, the remaining held-to-maturity securities portfolio was reclassified to the available-for-sale portfolio, thus, as of December 31, 2011, the Corporation did not hold investments securities held-to-maturity.

Trading — Securities that are bought and held principally for the purpose of selling them in the near term. These securities are carried at fair value, with unrealized gains and losses reported in earnings. As of December 31, 2011 and 2010, the Corporation did not hold investment securities for trading purposes.

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

The impairment analysis of fixed income securities places special emphasis on the analysis of the cash position of the issuer and its cash and capital generation capacity, which could increase or diminish the issuer’s ability to repay its bond obligations, the length of time and the extent to which the fair value has been less than the amortized cost basis and changes in the near-term prospects of the underlying collateral, if applicable, such as changes in default rates, loss severity given default and significant changes in prepayment assumptions. The Corporation also takes into consideration the latest information available about the overall financial condition of an issuer, credit ratings, recent legislation and government actions affecting the issuer’s industry and actions taken by the issuer to deal with the present economic climate. In April 2009, the FASB amended the OTTI model for debt securities. OTTI losses must be recognized in earnings if the Corporation has the intent to sell the debt security or it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. However, even if the Corporation does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a credit loss has occurred. An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. The credit loss component of an OTTI, if any, is recorded as a component of Net impairment losses on investment securities in the statements of (loss) income, while the remaining portion of the impairment loss is recognized in other comprehensive income, net of taxes, provided the Corporation does not intend to sell the underlying debt security and it is “more likely than not” that the Corporation will not have to sell the debt security prior to recovery. The previous amortized cost basis less the OTTI recognized in earnings is the new amortized cost basis of the investment. The new amortized cost

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basis is not adjusted for subsequent recoveries in fair value. However, for debt securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income. For further disclosures, refer to Note 4 to the consolidated financial statements.

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

Variable interest entities (“VIE”)

A VIE is an entity in which the Corporation holds an equity interest. The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and consolidates the VIE. The Corporation is deemed to have a controlling financial interest and is the primary beneficiary of a VIE if it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

When evaluating transfers and other transactions with VIE for consolidation under the adopted guidance, the Corporation first determines if the counterparty is an entity for which a variable interest exists. If no scope exception is applicable and a variable interest exists, the Corporation then evaluates if it is the primary beneficiary of the VIE and whether the entity should be consolidated or not.

In connection with the sale of loans with a book value of $269.3 million to CPG/GS completed on February 16, 2011, the Bank received a 35% subordinated interest in CPG/GS, as further discussed in Note 13. The Corporation does not present full or summarized financial statements of this equity investee given that the Corporation’s investment in this unconsolidated entity is not considered significant under Rule 4-08(g) of Regulation S-X and Rule 3-09 of Regulation S-X. Both of these SEC rules look to Rule 1-02(w) of Regulation S-X to determine the materiality of the investee. The materiality threshold for Rule 4-08(g) is 10%, for the presentation of summarized financial statements, whereas the materiality threshold for Rule 3-09 is 20%, for the presentation of full financial statements. The Corporation would have to provide summarized or full financial information for unconsolidated subsidiaries and 50%-or-less owned entities accounted for by the equity method if the entities are significant under any of the Regulation S-X, Rule 1-02(w) tests (investment, asset, and income tests).

The Corporation accounted for investments in unconsolidated entities under the equity method and are included as part of Investment in unconsolidated entities in the Consolidated Statements of Financial Condition. When applying the equity method, the Corporation follows the Hypothetical Liquidation Book Value method (“HLBV”) to determine its share in earnings or losses of the unconsolidated entity. Under HLBV, the Corporation determines its share in earnings or losses by determining the difference between its “claim on the entity’s book value” at the end of the period as compared to the beginning of the period. This claim is calculated as the amount the Corporation would receive if the entity were to liquidate all of its assets at recorded amounts determined in accordance with GAAP and distribute the resulting cash to the investors.

Loans held for investment

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

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Non-Performing and Past Due Loans - Loans on which the recognition of interest income has been discontinued are designated as non-performing. Loans are classified as non-performing when interest and principal have not been received for a period of 90 days or more, with the exception of FHA/VA and other guaranteed residential mortgages which continue to accrue interest. The Corporation continues to accrue interest on government guaranteed loans since principal and interest are guaranteed by the U.S. government, therefore, the risk of loss on these types of loans is very low. Any loan in any portfolio may be placed on non-performing status prior to the policies describe above when there are doubts about the potential to collect all of the principal based on collateral deficiencies or, in other situations, when collection of all of the principal or interest is not expected under the contractual terms due to deterioration in the financial condition of the borrower. For all classes within the loan portfolios, when a loan is placed on non-performing status, any accrued but uncollected interest income is reversed and charged against interest income. Interest income on non-performing loans is recognized only to the extent it is received in cash. However, where there is doubt regarding the ultimate collectability of loan principal, all cash thereafter received is applied to reduce the carrying value of such loans (i.e., the cost recovery method). Loans are restored to accrual status only when future payments of interest and principal are reasonably assured.

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

Impaired loans also include loans that have been modified in troubled debt restructurings (“TDRs”). A restructuring of a loan constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. TDRs typically result from the Corporation’s loss mitigation activities and in accordance with guidelines of the government’s Home Affordable Mortgage Program, and could include rate reductions, principal forgiveness, forbearance, refinancing of any past due amounts, including interest, escrow and late charges and fees, extensions of maturities and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. TDRs are classified as either accrual or nonaccrual loans. A loan on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure for a minimum of six months and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loans being returned to accrual at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Refer to Note 8 for additional qualitative and quantitative information about TDRs.

The Corporation removes loans from TDR classification, consistent with authoritative guidance that allows for a TDR to be removed from this classification in years following the modification only when the following two circumstances are met:

(i)	The loan is in compliance with the terms of the restructuring agreement and, therefore, is not considered impaired; and

(ii)	The loan yields a market interest rate at the time of the restructuring. In other words, the loan was restructured with an interest rate equal to or greater than what the Corporation would have been willing to accept at the time of the restructuring for a new loan with comparable risk.

If both of the conditions are met, the loan can be removed from the TDR classification in calendar years after the year in which the restructuring took place. A sustained performance period, generally six months, is required prior to removal from TDR classification.

With respect to loan splits, generally, Note A of a loan split is restructured under market terms, and Note B is fully charged-off. If Note A is in compliance with the restructured terms in years following the restructuring, Note A will be removed from the TDR classification.

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Charge-off of Uncollectible Loans - Loan and lease losses are charged-off and recoveries are credited to the allowance for loan and lease losses. Collateral dependent loans in the Construction, Commercial Mortgage and Commercial and Industrial loan portfolios are charged-off to their fair value when loans are considered impaired. Within the consumer loan portfolio, loans in the auto and finance leases classes are reserved at 120 days delinquent and charged-off to their estimated net realizable value when collateral deficiency is deemed uncollectible (i.e. when foreclosure is probable). Within the other consumer loans class, closed-end loans are charged-off when payments are 120 days in arrears and open-end (revolving credit) consumer loans are charged-off when payments are 180 days in arrears. Residential mortgage loans individually evaluated for impairment purposes based on its delinquency and original loan to value levels are charged-off to its fair value when there is a collateral deficiency on a quarterly basis. Any loan in any portfolio may be charged-off or written down to the fair value of the collateral prior to the policies described above if a loss confirming event occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, or receipt of an asset valuation indicating a collateral deficiency and that asset is the sole source of repayment.

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

The adequacy of the allowance for loan and lease losses is based on judgments related to the credit quality of the loan portfolio. These judgments consider on-going evaluations of the loan portfolio, including such factors as the economic risks associated to each loan class, the financial condition of specific borrowers, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. In addition, to the general economic conditions and other factors described above, additional factors also considered include: the impact of changes in the residential real estate value and the internal risk ratings assigned to the loan. Internal risk ratings are assigned to each business loan at the time of approval and are subject to subsequent periodic reviews by the Corporation’s senior management. The allowance for loan and lease losses is reviewed on a quarterly basis as part of the Corporation’s continued evaluation of its asset quality.

The allowance for loan and lease losses is increased through a provision for credit losses that is charged to earnings, based on the quarterly evaluation of the factors previously mentioned, and is reduced by charge-offs, net of recoveries.

The allowance for loan and lease losses consists of specific reserves related to specific valuations for loans considered to be impaired and general reserves. A specific valuation allowance is established for those loans in the Commercial Mortgage, Construction and Commercial and Industrial and Residential Mortgage loan portfolios classified as impaired, primarily when the collateral value of the loan (if the impaired loan is determined to be collateral dependent) or the present value of the expected future cash flows discounted at the loan’s effective rate is lower than the carrying amount of that loan. The specific valuation allowance is computed on commercial mortgage, construction, commercial and industrial, and real estate loans with individual principal balances of $1 million or more, TDRs which are individually evaluated, as well as smaller residential mortgage loans and home equity lines of credit considered impaired based on their delinquency and loan-to-value levels. When foreclosure is probable, the impairment measure is based on the fair value of the collateral. The fair value of the collateral is generally obtained from appraisals. Updated appraisals are obtained when the Corporation determines that loans are impaired and are generally updated annually thereafter. In addition, appraisals and/or broker price opinions are also obtained for residential mortgage loans based on specific characteristics such

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as delinquency levels, age of the appraisal, and loan-to-value ratios. The excess of the recorded investment in collateral dependent loans over the resulting fair value of the collateral is charged-off when deemed uncollectible. For residential mortgage loans the determination of reserves included the incorporation of updated loss factors applicable to loans expected to liquidate over the next twelve months considering the expected realization of similar asset values at disposition.

For all other loans, which include, small, homogeneous loans, such as auto loans, all classes in the Consumer loans portfolio, residential mortgages in amounts under $1 million, and commercial and construction loans not considered impaired, the Corporation maintains a general valuation allowance. The risk category of these loans is based on the delinquency and the Corporation updates the factors used to compute the reserve factors on a quarterly basis. The general reserve is primarily determined by applying loss factors according to the loan type and assigned risk category (pass, special mention and substandard not impaired; all doubtful loans are considered impaired). The general reserve for consumer loans is based on factors such as delinquency trends, credit bureau score bands, portfolio type, geographical location, bankruptcy trends, recent market transactions, collateral values, and other environmental factors such as economic forecasts. The analyses of the residential mortgage pools are performed at the individual loan level and then aggregated to determine the expected loss ratio. The model applies risk-adjusted prepayment curves, default curves, and severity curves to each loan in the pool. The severity is affected by the expected house price scenario based on recent house price trends. Default curves are used in the model to determine expected delinquency levels. The risk-adjusted timing of liquidation and associated costs is used in the model and is risk-adjusted for the area in which the property is located (Puerto Rico, Florida, or Virgin Islands). For commercial loans, including construction loans, the general reserve is based on historical loss ratios. Loss ratios are based on the moving average of charge-offs over a historical 24-month loss period, applying adjustments, as necessary to each loss rate based on assessments of recent charge-off trends (12 months), collateral values, and economic and business influences impacting expected losses. The methodology of accounting for all probable losses in loans not individually measured for impairment purposes is made in accordance with authoritative accounting guidance that requires that losses be accrued when they are probable of occurring and estimable.

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

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill

The Corporation evaluates goodwill for impairment on an annual basis, generally during the fourth quarter, or more often if events or circumstances indicate there may be impairment. The Corporation evaluated goodwill for impairment as of October 1, 2011. Goodwill impairment testing is performed at the segment (or “reporting unit”) level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill. The Corporation’s goodwill is mainly related to the acquisition of FirstBank Florida in 2005.

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For purposes of the market comparable approach, valuation was determined by calculating price to tangible equity multiples of the comparable companies and applying these multiples to the reporting unit to derive an implied value of equity.

For purposes of the DCF analysis approach, the valuation is based on estimated future cash flows. The financial projections used in the DCF analysis for the reporting unit are based on the most recent available data. The growth assumptions included in these projections are based on management’s expectations of the reporting unit’s financial prospects as well as particular plans for the entity (i.e. restructuring plans). The cost of equity was estimated using the capital asset pricing model (CAPM) using comparable companies, an equity risk premium, the rate of return of a “riskless” asset, a size premium based on the size of the reporting unit and a specific company risk premium. The discount rate was estimated to be 16.5 percent. The resulting discount rate was analyzed in terms of reasonability given current market conditions.

The Step 1 evaluation of goodwill allocated to the Florida reporting unit, which is one level below the United States business segment, indicated potential impairment of goodwill. The Step 1 fair value for the unit under both valuation approaches (market and DCF) was below the carrying amount of its equity book value as of the valuation date (October 1), requiring the completion of Step 2. In accordance with accounting standards, the Corporation performed a valuation of all assets and liabilities of the Florida unit, including any recognized and unrecognized intangible assets, to determine the fair value of net assets. To complete Step 2, the Corporation subtracted from the unit’s Step 1 fair value the determined fair value of the net assets to arrive at the implied fair value of goodwill. The results of the Step 2 analysis indicated that the implied fair value of goodwill of $40.4 million exceeded the goodwill carrying value of $27 million, resulting in no goodwill impairment. The analysis of results for Step 2 indicated that the fair value of the reporting unit was mainly driven by the deteriorated fair value of the loan portfolios and not the fair value of the reporting unit as going concern. The discount in the loan portfolios is mainly attributable to market participants’ expected rates of returns, which affected the market discount on the Florida commercial mortgage and residential mortgage portfolios. The fair value of the loan portfolio determined for the Florida reporting unit represented a discount of $101 million.

The fair value in the Florida unit Step 1 was offset by a reduction in the fair value of its net assets, resulting in an implied fair value of goodwill that exceeded the recorded book value of goodwill. If the Step 1 fair value of the Florida unit declines further without a

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

corresponding decrease in the fair value of its net assets or if loan discounts improve without a corresponding increase in the Step 1 fair value, the Corporation may be required to record a goodwill impairment charge. The Corporation engaged a third-party valuator to assist management in the annual evaluation of the Florida unit goodwill (including Step 1 and Step 2), including the valuation of loan portfolios as of the October 1 valuation date. In reaching its conclusion on impairment, management analyzed with the valuator the methodologies, assumptions and results supporting the relevant values for the goodwill and determined that they were reasonable.

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

Goodwill was not impaired as of December 31, 2011 or 2010, nor was any goodwill written-off due to impairment during 2011, 2010 and 2009.

Other Intangibles

Definite life intangibles, mainly core deposits, are amortized over their estimated lives, generally on a straight-line basis, and are reviewed periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

The Corporation performed impairment tests for the year ended December 31, 2011 and determined that no impairment was needed to be recognized for other intangible assets. As a result of an impairment evaluation of core deposit intangibles, there was an impairment charge of $4.0 million recorded in 2009 related to core deposits of FirstBank Florida attributable to decreases in the base of acquired core deposits, no impairment charge was required for 2010. For further disclosures, refer to Note 12 to the consolidated financial statements.

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

From time to time, the Corporation modifies repurchase agreements to take advantage of decreasing interest rates. Following applicable GAAP guidance, the Corporation determines if the debt under the modified terms is substantially different from the original terms, then the modification must be accounted for as an extinguishment of debt. Modified terms are considered substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. The new debt instrument shall be initially recorded at fair value, and that amount shall be used to determine the debt extinguishment gain or loss to be recognized through the statement of income (loss) and the effective rate of the new instrument. If the Corporation determines that the debt under the modified terms is not substantially different, then the new effective interest rate shall be determined based on the carrying amount of the original debt instrument. All of the $700 million repurchase agreements that were modified during 2011 were not considered to be substantially different from the original terms, and therefore, were not accounted for as extinguishment of debt.

Income taxes

The Corporation uses the asset and liability method for the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns. Deferred income tax assets and liabilities are determined for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The computation is based on enacted tax laws and rates applicable to periods in which the temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. In making such assessment, significant weight is given to evidence that can be objectively verified, including both positive and negative evidence. The authoritative guidance for accounting for income taxes requires the consideration of all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards,

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

taxable income in carryback years and tax planning strategies. In estimating taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance, and recognizes tax benefits only when deemed probable. Refer to Note 26 to the consolidated financial statements for additional information.

Under the authoritative accounting guidance, income tax benefits are recognized and measured upon a two-step model: 1) a tax position must be more likely than not to be sustained based solely on its technical merits in order to be recognized, and 2) the benefit is measured as the largest dollar amount of that position that is more likely than not to be sustained upon settlement. The difference between the benefit recognized in accordance with this model and the tax benefit claimed on a tax return is referred to as an Unrecognized Tax Benefit (“UTB”). The Corporation classifies interest and penalties, if any, related to UTBs as components of income tax expense. Refer to Note 26 for required disclosures and further information.

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

On April 29, 2008, the Corporation’s stockholders approved the First BanCorp 2008 Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards. On December 1, 2008, the Corporation granted 2,412 shares of restricted stock under the Omnibus Plan to the Corporation’s independent directors, of which 268 were forfeited in 2009 and 270 were forfeited in 2011. Shares of restricted stock are measured based on the fair market values of the underlying stock at the grant dates. As of December 31, 2011, all shares of restricted stock have vested.

Stock-based compensation accounting guidance requires the Corporation to develop an estimate of the number of share-based awards that will be forfeited due to employee or director turnover. Changes in the estimated forfeiture rate may have a significant effect on share-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period in which the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. When unvested options or shares of restricted stock are forfeited, any compensation expense previously recognized on the forfeited awards is reversed in the period of the forfeiture. For additional information regarding the Corporation’s equity-based compensation refer to Note 21.

Comprehensive income

Comprehensive income for First BanCorp includes net income and the unrealized gain (loss) on available-for-sale securities, net of estimated tax effect.

Segment Information

The Corporation reports financial and descriptive information about its reportable segments (see Note 32). Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. The Corporation’s management determined that the segregation that best fulfills the segment definition described above is by lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of December 31, 2011, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations and Virgin Islands Operations. Refer to Note 32 for additional information.

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative financial instruments

As part of the Corporation’s overall interest rate risk management, the Corporation utilizes derivative instruments, including interest rate swaps, interest rate caps and options and forward contracts to manage interest rate risk. All derivative instruments are measured and recognized on the consolidated statements of financial condition at their fair value. On the date the derivative instrument contract is entered into, the Corporation may designate the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge) or (3) as a “standalone” derivative instrument, including economic hedges that the Corporation has not formally documented as a fair value or cash flow hedge. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that is attributable to the hedged risk (including gains or losses on firm commitments), are recorded in current-period earnings as interest income or interest expense depending upon whether an asset or liability is being hedged. Similarly, the changes in the fair value of standalone derivative instruments or derivatives not qualifying or designated for hedge accounting are reported in current-period earnings as interest income or interest expense depending upon whether an asset or liability is being economically hedged. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash-flow hedge, if any, are recorded in other comprehensive income in the stockholders’ equity section of the consolidated statements of financial condition until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). As of December 31, 2011 and 2010, all derivatives held by the Corporation were considered economic undesignated hedges recorded at fair value with the resulting gain or loss recognized in current period earnings.

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

The Corporation occasionally purchases or originates financial instruments that contain embedded derivatives. At inception of the financial instrument, the Corporation assesses: (1) if the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the financial instrument (host contract), (2) if the financial instrument that embodies both the embedded derivative and the host contract is measured at fair value with changes in fair value reported in earnings, or (3) if a separate instrument with the same terms as the embedded instrument would not meet the definition of a derivative. If the embedded derivative does not meet any of these conditions, it is separated from the host contract and carried at fair value with changes recorded in current period earnings as part of net interest income. Information regarding derivative instruments is included in Note 31 to the Corporation’s consolidated financial statements.

Valuation of financial instruments

The measurement of fair value is fundamental to the Corporation’s presentation of its financial condition and results of operations. The Corporation holds fixed income and equity securities, derivatives, investments and other financial instruments at fair value. The Corporation holds its investments and liabilities on the statement of financial condition mainly to manage liquidity needs and interest rate risks. A significant part of these assets and liabilities is reflected at fair value on the Corporation’s financial statements.

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

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following is a description of the valuation methodologies used for instruments measured at fair value:

Medium-Term Notes (Level 2 inputs)

The fair value of the medium-term note is computed using a discounted cash flow analysis over the full term of the borrowings computed using the notional amount outstanding. The discount rate used in the valuation considers the 3-month LIBOR forward curve and the credit spread at every cash flow.

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

Derivative Instruments

The fair value of most of the derivative instruments is based on observable market parameters and takes into consideration the credit risk component of paying counterparties when appropriate, except when collateral is pledged. That is, on interest rate swaps, the credit risk of both counterparties is included in the valuation; and on options and caps, only the seller’s credit risk is considered. The derivative instruments, namely swaps and caps, were valued using a discounting cash flows approach using US LIBOR and swap rate for each cash flow. Derivatives include interest rate swaps used for protection against rising interest rates and, prior to June 30, 2009, included interest rate swaps to economically hedge brokered CDs and medium-term notes. For these interest rate swaps, a credit component is not considered in the valuation since the Corporation has fully collateralized with investment securities any mark-to-market loss with the counterparty and, if there were market gains, the counterparty had to deliver collateral to the Corporation.

Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full.

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain derivatives with limited market activity, as is the case with derivative instruments named as “reference caps,” were valued using models that consider unobservable market parameters (Level 3). Reference caps were used mainly to hedge interest rate risk inherent in private label MBS, thus were tied to the notional amount of the underlying fixed-rate mortgage loans originated in the United States. The counterparty to these derivative instruments failed on April 30, 2010. The Corporation currently has a claim with the FDIC and the exposure to fair value of $3.0 million was recorded as an accounts receivable. The Corporation no longer accounts for these reference caps as derivative instruments. In the past, significant inputs used for fair value determination consisted of specific characteristics such as information used in the prepayment model which follow the amortizing schedule of the underlying loans, which was an unobservable input. The valuation model used the Black formula, which is a benchmark standard in the financial industry. The Black formula is similar to the Black-Scholes formula for valuing stock options except that the spot price of the underlying is replaced by the forward price. The Black formula uses as inputs the strike price of the cap, forward LIBOR rates, volatility estimates and discount rates to estimate the option value. LIBOR rates and swap rates are obtained from Bloomberg L.P. (“Bloomberg”) every day and are used to build a zero coupon curve based on the Bloomberg LIBOR/Swap curve. The discount factor is then calculated from the zero coupon curve. The cap is the sum of all caplets. For each caplet, the rate is reset at the beginning of each reporting period and payments are made at the end of each period. The cash flow of the caplet is then discounted from each payment date.

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

Earnings per common share

Earnings per share-basic is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of outstanding common shares. Net income (loss) attributable to common stockholders represents net income (loss) adjusted for preferred stock dividends including dividends declared, and cumulative dividends related to the current dividend period that have not been declared as of the end of the period, and the accretion of discounts on preferred stock issuances. For 2011, the net income (loss) attributable to common stockholders also includes the one-time effect of the issuance of common stock in the conversion of the Series G preferred stock, and in 2010 the one-time effect of the issuance of common stock in exchange for shares of the Series A through E preferred stock and the issuance of the Series G Preferred Stock for the Series F preferred stock. These transactions are further discussed in Note 22. The computation of earnings per share-diluted is similar to the computation of earnings per share-basic except that the number of weighted average common shares is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.

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

The dilutive effect of convertible securities is reflected in the computation of diluted earnings per share using the if-converted method. The Series G Preferred Stock converted in the fourth quarter of 2011 was included in the denominator for the period prior to actual conversion and common shares issued upon conversion were included in the weighted average shares outstanding for the period from their date of issuance through period end. For 2010, the amount of potential common shares was obtained based on the most advantageous conversion rate from the standpoint of the security holder and assumed the Corporation would not be able to compel conversion until the seven-year anniversary, at which date the conversion price would have been based on the Corporation’s stock price in the open market and conversion would be based on the full liquidation value of $1,000 per share.

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently issued accounting pronouncements

The FASB has issued the following accounting pronouncements and guidance relevant to the Corporation’s operations:

In December 2010, the FASB updated the Accounting Standards Codification (“Codification”) to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. As a result, GAAP improved by eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. As a result, goodwill impairments may be reported sooner than under current practice. The objective of this Update is to address questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the test is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero. As a result of that conclusion, some constituents raised concerns that Step 2 of the test is not performed despite factors indicating that goodwill may be impaired. The amendments in this Update do not provide guidance on how to determine the carrying amount or measure the fair value of the reporting unit. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this guidance did not have an impact on the Corporation’s financial statements.

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

In April 2011, the FASB updated the Codification to clarify the guidance on a creditor’s evaluation of whether a restructuring constitutes a troubled debt restructuring (“TDR”). Under the amendments, a creditor must separately conclude that a loan modification constitutes a “concession” and that the debtor is experiencing “financial difficulties” when evaluating whether a loan modification constitutes a TDR. If a creditor determines that it has granted a concession to a debtor, the creditor must make a separate assessment about whether the debtor is experiencing financial difficulties to determine whether the restructuring constitutes a TDR. The amendments clarify the guidance on a creditor’s evaluation of whether it has granted a concession and what constitutes financial difficulty. In addition, the amendments clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a TDR. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Corporation adopted this guidance during the third quarter of 2011. As a result of adopting the amendments in this Update, the Corporation reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) for identification as troubled debt restructurings. Upon identifying those receivables as troubled debt restructurings, the Corporations identified them as impaired under the applicable guidance. The amendments in this Update require prospective application of the impairment measurement guidance for those receivables newly identified as TDRs. At the end of the first interim period of adoption (September 30, 2011), the recorded investment in receivables newly identified as TDR under the applicable guidance of this Update was $99.5 million, and the allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss as of September 30, 2011, was $13.0 million. Refer to Note 8 for required disclosures and additional information.

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

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In December 2011, the FASB updated the Codification to clarify the guidance on the derecognition of in substance real estate in order to resolve the diversity in practice when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. That is, even if the reporting entity ceases to have a controlling financial interest, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. The Corporation is currently evaluating the impact, if any, of the adoption of this guidance on its financial statements.

In December 2011, the FASB updated the Codification to enhance and provided converged disclosures about financial and derivative instruments that are either offset on the balance sheet, or are subject to an enforceable master netting arrangement (or other similar arrangement). Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments in this Update are effective for interim and annual period beginning on or after January 1, 2013. The Corporation is currently evaluating the impact of the adoption of this guidance, if any, on its financial statements.

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Restrictions on Cash and Due from Banks

The Corporation’s bank subsidiary, FirstBank, is required by law to maintain minimum average weekly reserve balances to cover demand deposits. The amount of those minimum average reserve balances for the week that covered December 31, 2011 was $76.6 million (2010 — $67.8 million). As of December 31, 2010 and 2009, the Bank complied with the requirement. Cash and due from banks as well as other short-term, highly liquid securities are used to cover the required average reserve balances.

As of December 31, 2011, and as required by the Puerto Rico International Banking Law, the Corporation maintained $300,000 in time deposits, which were considered restricted assets related to FirstBank Overseas Corporation, an international banking entity acting as a subsidiary of FirstBank.

Note 3 — Money Market Investments

Money market investments are composed of federal funds sold, time deposits with other financial institutions and short-term investments with original maturities of three months or less.

Money market investments as of December 31, 2011 and 2010 were as follows:

	2011	2010
	Balance
	(Dollars in thousands)

Federal funds sold, interest rate of 0.05% (2010 - 0.12%)	$2,603	$6,236
Time deposits with other financial institutions, weighted-average interest rate 0.65% (2010-interest 0.62%)	955	1,346
Other short-term investments, weighted-average interest rate of 0.34% (2010-weighted-average interest rate of 0.34%)	236,111	107,978

	$239,669	$115,560

As of both December 31, 2011 and 2010, $0.45 million of the Corporation’s money market investments was pledged as collateral for interest rate swaps.

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Investment Securities

Investment Securities Available for Sale

The amortized cost, non-credit loss component of OTTI on securities recorded in other comprehensive income (“OCI”), gross unrealized gains and losses recorded in OCI, approximate fair value, weighted-average yield and contractual maturities of investment securities available for sale as of December 31, 2011 and 2010 were as follows:

	December 31, 2011						December 31, 2010
	Amortized cost	Non-Credit Loss Component of OTTI Recorded in OCI	Gross Unrealized		Fair value	Weighted average yield%	Amortized cost	Non-Credit Loss Component of OTTI Recorded in OCI	Gross Unrealized		Fair value	Weighted average yield%
			gains	losses					gains	losses
						(Dollars in thousands)

U.S. Treasury securities:
Due within one year	$476,665	$—	$327	$—	$476,992	0.34	$—	$—	$—	$—	$—	—
After 1 to 5 years	—	—	—	—	—	—	599,987	—	8,727	—	608,714	1.34

Obligations of U.S. Government sponsored agencies:
Due within one year	300,381	—	1,204	—	301,585	1.15	—	—	—	—	—	—
After 1 to 5 years	—	—	—	—	—	—	604,630	—	2,714	3,991	603,353	1.17

Puerto Rico Government obligations:
Due within one year	8,560	—	110	—	8,670	4.20	—	—	—	—	—	—
After 1 to 5 years	70,590	—	171	1	70,760	2.63	26,768	—	522	—	27,290	4.70
After 5 to 10 years	118,186	—	76	13	118,249	5.07	104,352	—	432	—	104,784	5.18
After 10 years	24,154	—	781	1	24,934	5.74	4,746	—	21	—	4,767	6.22

United States and Puerto Rico Government obligations	998,536	—	2,669	15	1,001,190	1.47	1,340,483	—	12,416	3,991	1,348,908	1.65

Mortgage-backed securities:
FHLMC certificates:
After 1 to 5 years	928	—	8	—	936	3.67	—	—	—	—	—	—
After 10 years	24,974	—	238	—	25,212	2.59	1,716	—	101	—	1,817	5.00

	25,902	—	246	—	26,148	2.62	1,716	—	101	—	1,817	5.00

GNMA certificates:
Due within one year	—	—	—	—	—	—	30	—	—	—	30	6.49
After 1 to 5 years	179	—	9	—	188	3.88	—	—	—	—	—	—
After 5 to 10 years	596	—	47	—	643	4.09	1,319	—	74	—	1,393	4.80
After 10 years	717,237	—	43,938	—	761,175	3.98	962,246	—	31,105	3,396	989,955	4.25

	718,012	—	43,994	—	762,006	3.98	963,595	—	31,179	3,396	991,378	4.25

FNMA certificates:
After 1 to 5 years	1,019	—	42	—	1,061	3.82	—	—	—	—	—	—
After 5 to 10 years	18,826	—	1,007	—	19,833	3.97	75,547	—	3,987	—	79,534	4.50
After 10 years	47,485	—	3,285	—	50,770	5.46	126,847	—	8,678	—	135,525	5.51

	67,330	—	4,334	—	71,664	5.02	202,394	—	12,665	—	215,059	5.13

Collateralized Mortgage Obligations issued or guaranteed by FHLMC, FNMA and GNMA:
After 10 years	—	—	—	—	—	—	112,989	—	1,926	—	114,915	0.99

Other mortgage pass-through trust certificates:
After 10 years	85,014	31,951	8,143	—	61,206	2.19	100,130	31,951	4,138	—	72,317	2.31

Total mortgage-backed securities	896,258	31,951	56,717	—	921,024	3.85	1,380,824	31,951	50,009	3,396	1,395,486	3.97

Corporate bonds:
After 10 years	1,447	434	—	—	1,013	5.80	—	—	—	—	—	—

Equity securities (without contractual maturity) (1)	77	—	—	36	41	—	77	—	—	18	59	—

Total investment securities available for sale	$1,896,318	$32,385	$59,386	$51	$1,923,268	2.60	$2,721,384	$31,951	$62,425	$7,405	$2,744,453	2.83

(1)	Represents common shares of other financial institutions in Puerto Rico.

Maturities of mortgage-backed securities are based on contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options as was the case with approximately $303.3 million and $1.6 billion of investment securities (mainly U.S. agency debt securities) called during 2011 and 2010, respectively. The weighted-average yield on investment securities available for sale is based on amortized cost and, therefore, does not give effect to changes in fair value. The net unrealized gain or loss on securities available for sale and the non-credit loss component of OTTI are presented as part of OCI.

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate amortized cost and approximate market value of investment securities available for sale as of December 31, 2011, by contractual maturity, are shown below:

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$785,606	$787,247
After 1 to 5 years	72,716	72,945
After 5 to 10 years	137,608	138,725
After 10 years	900,311	924,310

Total	1,896,241	1,923,227

Equity securities	77	41

Total investment securities available for sale	$1,896,318	$1,923,268

The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2011 and 2010. It also includes debt securities for which an OTTI was recognized and only the amount related to a credit loss was recognized in earnings:

	As of December 31, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Debt securities:

Puerto Rico Government obligations	$15,982	$15	$—	$—	$15,982	$15
Mortgage-backed securities:
Other mortgage pass-through trust certificates	—	—	61,017	23,809	61,017	23,809
Corporate bonds	—	—	1,013	434	1,013	434
Equity securities	41	36	—	—	41	36

	$16,023	$51	$62,030	$24,243	$78,053	$24,294

	As of December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Debt securities

U.S. Government agencies obligations	$249,026	$3,991	$—	$—	$249,026	$3,991
Mortgage-backed securities
GNMA	192,799	3,396	—	—	192,799	3,396
Other mortgage pass-through trust certificates	—	—	72,101	27,814	72,101	27,814
Equity securities	59	18	—	—	59	18

	$441,884	$7,405	$72,101	$27,814	$513,985	$35,219

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

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

From time to time the Corporation has securities held to maturity with an original maturity of three months or less that are considered cash and cash equivalents and classified as money market investments in the consolidated statements of financial condition. As of December 31, 2011 and 2010, the Corporation had no outstanding securities held to maturity that were classified as cash and cash equivalents.

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

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. The credit loss component of an OTTI, if any, is recorded as a component of Net impairment losses on investment securities in the accompanying consolidated statements of loss, while the remaining portion of the impairment loss is recognized in OCI, provided the Corporation does not intend to sell the underlying debt security and it is “more likely than not” that the Corporation will not have to sell the debt security prior to recovery.

Debt securities issued by U.S. government agencies, government-sponsored entities and the U.S. Treasury accounted for more than 83% of the total available-for-sale portfolio as of December 31, 2011 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government. The Corporation’s assessment was concentrated mainly on private label MBS with an amortized cost of $85 million and in the Corporation’s $1.4 million investment in a collateralized debt obligation transaction for which credit losses are evaluated on a quarterly basis. The Corporation considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

For the years ended December 31, 2011 and 2010, the Corporation recorded OTTI losses on available-for-sale debt securities as follows:

	Corporate Bonds	Private label MBS
	2011	2011	2010
(In thousands)
Total other-than-temporary impairment losses	$(987)	$—	$—
Unrealized other-than-temporary impairment losses recognized in OCI (1)	434	(1,418)	(582)

Net impairment losses recognized in earnings (2)	$(553)	$(1,418)	$(582)

(1)	Represents the noncredit component impact of the OTTI on available-for-sale debt securities
(2)	Represents the credit component of the OTTI on available-for-sale debt securities

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the roll-forward of credit losses on debt securities held by the Corporation for which a portion of an OTTI is recognized in OCI:

	2011	2010
(In thousands)
Credit losses at the beginning of the period	$1,852	$1,270
Additions:
Credit losses related to debt securities for which an OTTI was not previously recognized	553	—
Credit losses related to debt securities for which an OTTI was previously recognized	1,418	582

Ending balance of credit losses on debt securities held for which a portion of an OTTI was recognized in OCI	$3,823	$1,852

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

Based on the expected cash flows derived from the model, and since the Corporation does not have the intention to sell the securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs, only the credit loss component was reflected in earnings. Significant assumptions in the valuation of the private label MBS as of December 31, 2011 and 2010 were as follow:

	2011		2010
	Weighted Average	Range	Weighted Average	Range

Discount rate	14.5%	14.5%	14.5%	14.5%
Prepayment rate	27%	21.33% - 37.97%	24%	18.2% - 43.73%
Projected Cumulative Loss Rate	6%	1.94% - 11.89%	6%	1.49% - 16.25%

Corporate bonds are collateralized by an agency-zero coupon bond and a synthetic Collateralized Debt Obligation of 125 corporate bonds rated investment grade at the time of structuring. At the time of issue, the bonds were rated AAA based on the bond’s structure, while they are currently rated CCC-. The value of the bond is tied to the level of credit default swap spreads.

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

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total proceeds from the sale of securities available for sale during 2011 amounted to approximately $1.2 billion (2010 - $2.4 billion, 2009 - $1.9 billion). The following table summarizes the realized gains and losses on sales of securities available for sale for the years indicated:

(In thousands)	Year ended December 31,
	2011	2010	2009
Realized gains (1)	$34,449	$93,719	$82,772
Realized losses	—	(540)	—

Net realized security gains	$34,449	$93,179	$82,772

(1)	Includes a $3.5 million gain attributable to a tender offer by the Puerto Rico Housing Finance Authority to purchase certain of its outstanding bonds. Bonds held by the Corporation with a book value of $19.8 million were exchanged for cash as part of the tender offer and the difference between the cash received and the book value of such instruments was recorded as part of “Gain on sale of investment” in the Statement of (loss) income.

As part of its balance sheet restructuring strategies, the Corporation sold during 2011 approximately $500 million of low-yielding U.S. Treasury Notes and $105 million of floating rate U.S. Agency collateralized mortgage obligations (“CMOs”) and used the proceeds, in part, to prepay $400 million of repurchase agreements that carried an average rate of 2.74%. The prepayment penalties of $10.6 million were offset with gains of $11.0 million from the sale of U.S. Treasury Notes and floating rates U.S. Agency CMOs. This transaction contributed to improvements in the net interest margin.

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

	2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)		(In thousands)

FHLMC	$25,902	$26,148	$71,283	$71,784
GNMA	718,012	762,006	1,020,076	1,048,739
FNMA	367,711	373,249	972,573	1,011,393
FHLB	—	—	240,343	236,560

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

As of December 31, 2011 and 2010, the Corporation had investments in FHLB stock with a book value of $36.7 million and $54.6 million, respectively. The net realizable value is a reasonable proxy for the fair value of these instruments. Dividend income from FHLB stock for 2011, 2010 and 2009 amounted to $1.9 million, $2.9 million and $3.1 million, respectively.

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

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities as of both December 31, 2011 and 2010 was $1.3 million. An impairment charge of $0.25 million was recorded in 2010 related to an investment in a failed financial institution in the United States.

During 2010 and 2009, the Corporation recognized gains of $10.7 million and $3.8 million, respectively, on the sale of VISA shares. As of December 31, 2011, the Corporation no longer held any VISA shares.

Note 6 — Interest and Dividend on Investments

A detail of interest on investments and FHLB dividend income follows:

	Year Ended December 31,
	2011	2010	2009
		(In thousands)

Interest on money market investments:
Taxable	$1,107	$1,772	$568
Exempt	448	277	9

	1,555	2,049	577

Mortgage-backed securities:
Taxable	32,599	42,722	30,854
Exempt	10,511	63,754	172,923

	43,110	106,476	203,777

PR Government obligations, U.S. Treasury securities and U.S. Government agencies:
Taxable	3,705	7,572	2,694
Exempt	15,282	21,667	44,510

	18,987	29,239	47,204

Equity securities:
Taxable	1	15	69
Exempt	—	—	37

	1	15	106

Other investment securities (including FHLB dividends):
Taxable	2,001	3,010	3,375
Exempt	—	—	—

	2,001	3,010	3,375

Total interest and dividends on investments	$65,654	$140,789	$255,039

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the components of interest and dividend income on investments:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)

Interest income on investment securities and money market investments	$63,769	$139,031	$248,563
Dividends on FHLB stock	1,885	2,894	3,082

Interest income excluding unrealized (loss) gain on derivatives (economic hedges)	65,654	141,925	251,645
Unrealized (loss) gain on derivatives (economic hedges) from interest rate caps	—	(1,136)	3,394

Total interest income and dividends on investments	$65,654	$140,789	$255,039

Note 7 — Loans Receivable

The following is a detail of the loan portfolio held for investment:

	December 31,
	2011	2010
	(In thousands)

Residential mortgage loans, mainly secured by first mortgages	$2,873,785	$3,417,417

Commercial loans:
Construction loans	427,863	700,579
Commercial mortgage loans	1,565,411	1,670,161
Commercial and Industrial loans (1)	3,856,695	3,861,545
Loans to a local financial institution collateralized by real estate mortgages	273,821	290,219

Commercial loans	6,123,790	6,522,504

Finance leases	247,003	282,904

Consumer loans	1,314,814	1,432,611

Loans receivable	10,559,392	11,655,436

Allowance for loan and lease losses	(493,917)	(553,025)

Loans receivable, net	$10,065,475	$11,102,411

1 - As of December 31, 2011, includes $2.1 billion of commercial loans that are secured by real estate but are not dependent upon the real estate for repayment.

As of December 31, 2011 and 2010, the Corporation had net deferred origination fees on its loan portfolio amounting to $6.2 million and $0.7 million, respectively. Total loan portfolio is net of unearned income of $39.7 million and $42.7 million as of December 31, 2011 and 2010, respectively.

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans held for investment on which accrual of interest income had been discontinued as of December 31, 2011 and 2010 were as follows:

(Dollars in thousands)	December 31,
	2011	2010
Non-performing loans:
Residential mortgage	$338,208	392,134
Commercial mortgage	240,414	217,165
Commercial and Industrial	270,171	317,243
Construction	250,022	263,056
Consumer:
Auto loans	19,641	25,350
Finance leases	3,485	3,935
Other consumer loans	16,421	20,106

Total non-performing loans held for investment (1)	$1,138,362	$1,238,989

1 -As of December 31, 2011 and 2010, excludes $4.8 million and $159.3 million, respectively, in non-performing loans held for sale.

If these loans were accruing interest, the additional interest income realized would have been $64.0 million (2010 — $52.7 million; 2009 — $57.9 million).

The Corporation’s aging of the loans held for investment portfolio as of December 31, 2011 and 2010, follows:

As of December 31, 2011 (Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)	Total Past Due	Current	Total loans held for investment	90 days past due and still accruing
Residential mortgage:
FHA/VA and other government guaranteed loans (2) (3)	$—	$17,548	$85,188	$102,736	$165,417	$268,153	$85,188
Other residential mortgage loans (3)	—	90,274	350,495	440,769	2,164,863	2,605,632	12,287
Commercial:
Commercial & Industrial loans	27,674	10,714	294,723	333,111	3,797,405	4,130,516	24,552
Commercial mortgage loans (3)	—	8,891	240,414	249,305	1,316,106	1,565,411	—
Construction loans (3)	—	8,211	258,811	267,022	160,841	427,863	8,789
Consumer:
Auto loans	61,265	18,963	19,641	99,869	837,697	937,566	—
Finance leases	11,110	4,172	3,485	18,767	228,236	247,003	—
Other consumer loans	10,170	4,699	16,421	31,290	345,958	377,248	—

Total loans held for investment	$110,219	$163,472	$1,269,178	$1,542,869	$9,016,523	$10,559,392	$130,816

(1)	Includes non-performing loans and accruing loans which are contractually delinquent 90 days or more (i.e. FHA/VA and other guaranteed loans).
(2)	As of December 31, 2011, includes $66.4 million of defaulted loans collateralizing Ginnie Mae (“GNMA”) securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans
(3)	According to the Corporation’s delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve, residential mortgage, commercial mortgage and construction loans are considered past due when the borrower is in arrears 2 or more monthly payments.

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010 (Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)	Total Past Due	Current	Total loans held for investment	90 days past due and still accruing
Residential mortgage:
FHA/VA and other government guaranteed loans (2) (3)	$—	$14,780	$81,330	$96,110	$136,412	$232,522	$81,330
Other residential mortgage loans (3)	—	116,438	414,027	530,465	2,654,430	3,184,895	21,893
Commercial:
Commercial & Industrial loans	41,906	56,884	351,186	449,976	3,701,788	4,151,764	33,943
Commercial mortgage loans (3)	—	40,053	217,165	257,218	1,412,943	1,670,161	—
Construction loans (3)	—	12,236	270,004	282,240	418,339	700,579	6,948
Consumer:
Auto loans	72,657	22,249	25,350	120,256	888,720	1,008,976	—
Finance leases	14,851	5,128	3,935	23,914	258,990	282,904	—
Other consumer loans	15,389	8,574	20,106	44,069	379,566	423,635	—

Total loans held for investment	$144,803	$276,342	$1,383,103	$1,804,248	$9,851,188	$11,655,436	$144,114

(1)	Includes non-performing loans and accruing loans which are contractually delinquent 90 days or more (i.e. FHA/VA and other guaranteed loans).
(2)	As of December 31, 2010, includes $54.2 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans
(3)	According to the Corporation’s delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve, residential mortgage, commercial mortgage and construction loans are considered past due when the borrower is in arrears 2 or more monthly payments.

As of December 31, 2011, the Corporation was servicing residential mortgage loans owned by others aggregating $1.6 billion (2010 — $1.4 billion) and construction and commercial loans owned by others aggregating $3.0 million (2010 — $7.8 million).

In addition, as of December 31, 2011, the Corporation was servicing commercial loan participations owned by others aggregating $343.3 million (2010 — $269.9 million).

Various loans secured by first mortgages were assigned as collateral for CDs, individual retirement accounts and advances from the Federal Home Loan Bank. The mortgages pledged as collateral amounted to $1.3 billion as of December 31, 2011 (2010 — $2.2 billion).

The Corporation’s primary lending area is Puerto Rico. The Corporation’s Puerto Rico banking subsidiary, FirstBank, also lends in the U.S. and British Virgin Islands markets and in the United States (principally in the state of Florida). Of the total gross loans held for investment portfolio of $10.6 billion as of December 31, 2011, approximately 84% have credit risk concentration in Puerto Rico, 8% in the United States and 8% in the Virgin Islands.

As of December 31, 2011, the Corporation had $360.1 million outstanding of credit facilities granted to the Puerto Rico Government and/or its political subdivisions, up from $325.1 million as of December 31, 2010, and $139.4 million granted to the Virgin Islands government, up from $84.3 million as of December 31, 2010. A substantial portion of these credit facilities are obligations that have a specific source of income or revenues identified for their repayment, such as property taxes collected by the central Government and/or municipalities. Another portion of these obligations consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power and water utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities in Puerto Rico for which the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment.

Aside from loans extended to the Puerto Rico Government and its political subdivisions, the largest loan to one borrower as of December 31, 2011 in the amount of $273.8 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual real-estate loans, mostly 1-4 residential mortgage loans.

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Allowance for Loan and Lease Losses and Impaired Loans

The changes in the allowance for loan and lease losses for the year ended December 31, 2011 and 2010 were as follows:

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total
December 31, 2011
Allowance for loan and lease losses:
Beginning balance	$62,330	$105,596	$152,641	$151,972	$80,486	$553,025
Charge-offs	(39,826)	(51,207)	(69,783)	(103,131)	(45,478)	(309,425)
Recoveries	835	90	2,921	2,371	7,751	13,968
Provision	45,339	54,513	78,711	40,174	17,612	236,349

Ending balance	$68,678	$108,992	$164,490	$91,386	$60,371	$493,917

Ending balance: specific reserve for impaired loans	$48,566	$59,167	$58,652	$44,768	$3,749	$214,902

Ending balance: general allowance	$20,112	$49,824	$105,838	$46,618	$56,623	$279,015

Loans receivables:
Ending balance	$2,873,785	$1,565,411	$4,130,516	$427,863	$1,561,817	$10,559,392

Ending balance: impaired loans	$604,421	$368,751	$264,025	$247,147	$23,032	$1,507,376

Ending balance: loans with general allowance	$2,269,364	$1,196,660	$3,866,491	$180,716	$1,538,785	$9,052,016

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total
December 31, 2010
Allowance for loan and lease losses:
Beginning balance	$31,165	$67,201	$182,778	$164,128	$82,848	$528,120
Charge-offs	(62,839)	(82,708)	(99,724)	(313,511)	(64,219)	(623,001)
Recoveries	121	1,288	1,251	358	10,301	13,319
Provision	93,883	119,815	68,336	300,997	51,556	634,587

Ending balance	$62,330	$105,596	$152,641	$151,972	$80,486	$553,025

Ending balance: specific reserve for impaired loans	$42,666	$26,869	$65,030	$57,833	$264	$192,662

Ending balance: general allowance	$19,664	$78,727	$87,611	$94,139	$80,222	$360,363

Loans receivables:
Ending balance	$3,417,417	$1,670,161	$4,151,764	$700,579	$1,715,515	$11,655,436

Ending balance: impaired loans	$555,835	$182,770	$379,837	$263,044	$2,155	$1,383,641

Ending balance: loans with general allowance	$2,861,582	$1,487,391	$3,771,927	$437,535	$1,713,360	$10,271,795

There were no significant purchases of loans during 2011, purchases of $180.7 million in 2011 were consistent with a strategic program established by the Corporation in 2005 to purchase ongoing residential mortgage loan production from mortgage bankers in Puerto Rico. Generally, the loans purchased from mortgage bankers were conforming residential mortgage loans. Purchases of conforming residential mortgage loans provide the Corporation the flexibility to retain or sell the loans, including through securitization transactions depending upon whether the Corporation wants to retain high yielding loans and improve net interest margins or generate profits by selling loans. When the Corporation sells such loans, it generally keeps the servicing of the loans. The Corporation sold approximately $518 million of performing residential mortgage loans to another financial institution, $118.8 million of performing residential mortgage loans in the secondary market to FNMA and FHLMC and sold its participation in a syndicated commercial and industrial loan with a book value of $37.2 million during 2011. Also, the Corporation securitized approximately $214.4 million of FHA/VA mortgage loans into GNMA mortgage-backed securities during 2011. Refer to Note 9 – Loans held for sale for additional information about loans sold during 2011.

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the allowance for 2009 were as follows:

Year Ended December 31,
2009
(In thousands)

Balance at beginning of year	$281,526
Provision for loan and lease losses	579,858
Losses charged against the allowance	(344,422)
Recoveries credited to the allowance	11,158

Balance at end of year	$528,120

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

Information regarding impaired loans for the year ended December 31, 2011 and 2010 was as follows:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
As of December 31, 2011
With no related allowance recorded:
FHA/VA Guaranteed loans	$—	$—	$—	$—	$—
Other residential mortgage loans	181,081	192,757	—	141,412	8,704
Commercial:
Commercial mortgage loans	13,797	15,283	—	22,540	469
Commercial & Industrial Loans	40,453	45,948	—	51,238	544
Construction Loans	33,759	45,931	—	27,438	47
Consumer:
Auto loans	—	—	—	—	—
Finance leases	—	—	—	—	—
Other consumer loans	2,840	3,846	—	1,775	54

	$271,930	$303,765	$—	$244,403	$9,818

With an allowance recorded:
FHA/VA Guaranteed loans	$—	$—	$—	$—	$—
Other residential mortgage loans	423,340	465,495	48,566	430,411	12,195
Commercial:
Commercial mortgage loans	354,954	383,890	59,167	249,595	6,576
Commercial & Industrial Loans	223,572	316,641	58,652	302,559	2,653
Construction Loans	213,388	344,035	44,768	257,842	456
Consumer:
Auto loans	8,710	8,710	1,039	4,644	527
Finance leases	1,804	1,804	41	1,179	125
Other consumer loans	9,678	9,678	2,669	5,492	1,105

	$1,235,446	$1,530,253	$214,902	$1,251,722	$23,637

Total:
FHA/VA Guaranteed loans	$—	$—	$—	$—	$—
Other residential mortgage loans	604,421	658,252	48,566	571,823	20,899
Commercial:
Commercial mortgage loans	368,751	399,173	59,167	272,135	7,045
Commercial & Industrial Loans	264,025	362,589	58,652	353,797	3,197
Construction Loans	247,147	389,966	44,768	285,280	503
Consumer:
Auto loans	8,710	8,710	1,039	4,644	527
Finance leases	1,804	1,804	41	1,179	125
Other consumer loans	12,518	13,324	2,669	7,267	1,159

	$1,507,376	$1,834,018	$214,902	$1,496,125	$33,455

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
As of December 31, 2010
With no related allowance recorded:
FHA/VA Guaranteed loans	$—	$—	$—	$—	$—
Other residential mortgage loans	244,648	253,636	—	302,565	8,103
Commercial:
Commercial mortgage loans	32,328	32,868	—	32,117	1,180
Commercial & Industrial Loans	54,631	58,927	—	74,554	892
Construction Loans	25,074	26,557	—	126,841	59
Consumer:
Auto loans	—	—	—	—	—
Finance leases	—	—	—	—	—
Other consumer loans	659	1,015	—	165	2

	$357,340	$373,003	$—	$536,242	$10,236

With an allowance recorded:
FHA/VA Guaranteed loans	$—	$—	$—	$—	$—
Other residential mortgage loans	311,187	350,576	42,666	215,985	5,801
Commercial:
Commercial mortgage loans	150,442	186,404	26,869	180,504	4,179
Commercial & Industrial Loans	325,206	416,919	65,030	330,433	5,606
Construction Loans	237,970	323,127	57,833	481,871	1,015
Consumer:
Auto loans	—	—	—	—	—
Finance leases	—	—	—	—	—
Other consumer loans	1,496	1,496	264	374	28

	$1,026,301	$1,278,522	$192,662	$1,209,167	$16,629

Total:
FHA/VA Guaranteed loans	$—	$—	$—	$—	$—
Other residential mortgage loans	555,835	604,212	42,666	518,550	13,904
Commercial:
Commercial mortgage loans	182,770	219,272	26,869	212,621	5,359
Commercial & Industrial Loans	379,837	475,846	65,030	404,987	6,498
Construction Loans	263,044	349,684	57,833	608,712	1,074
Consumer:
Auto loans	—	—	—	—	—
Finance leases	—	—	—	—	—
Other consumer loans	2,155	2,511	264	539	30

	$1,383,641	$1,651,525	$192,662	$1,745,409	$26,865

The following tables show the activity for impaired loans and the related specific reserve during 2011:

2011
(In thousands)
Impaired Loans:
Balance at beginning of year	$1,383,641
Loans determined impaired during the year	873,486
Net charge-offs	(233,692)
Loans sold, net of charge-offs	(36,898)
Increases to impaired loans (disbursements)	16,692
Foreclosures	(69,400)
Loans no longer considered impaired	(252,519)
Paid in full or partial payments	(173,934)

Balance at end of year	$1,507,376

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2011	2010
	(In thousands)
Specific Reserve:
Balance at beginning of year	$192,662	$182,145
Provision for loan losses	255,932	577,251
Net charge-offs	(233,692)	(566,734)

Balance at end of year	$214,902	$192,662

The Corporation’s credit quality indicators by loan type as of December 31, 2011 and 2010 are summarized below:

	Commercial Credit Exposure-Credit risk Profile based on Creditworthiness category:
December 31, 2011	Substandard	Doubtful	Loss	Total Adversely Classified (1)	Total Portfolio
			(In thousands)

Commercial Mortgage	$414,355	$8,462	$—	$422,817	$1,565,411
Construction	247,560	32,059	2,916	282,535	427,863
Commercial and Industrial	457,927	31,100	1,373	490,400	4,130,516

	Commercial Credit Exposure-Credit risk Profile based on Creditworthiness category:
December 31, 2010	Substandard	Doubtful	Loss	Total Adversely Classified (1)	Total Portfolio
			(In thousands)

Commercial Mortgage	$351,671	$2,168	$21	$353,860	$1,670,161
Construction	310,071	13,204	605	323,880	700,579
Commercial and Industrial	537,618	17,123	4,197	558,938	4,151,764

(1)	Excludes $4.8 million (construction) as of December 31, 2011 and $261.8 million as of December 31, 2010 ($205.7 million construction; $35.4 million commercial mortgage; $20.7 million commercial and industrial) of adversely classified loans held for sale.

The Corporation considers a loan as adversely classified if its risk rating is Substandard, Doubtful or Loss. These categories are defined as follows:

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

December 31, 2011	Consumer Credit Exposure-Credit risk Profile based on payment activity
	Residential Real-Estate		Consumer
	FHA/VA/Guaranteed	Other residential loans	Auto	Finance Leases	Other Consumer
	(In thousands)

Performing	$268,153	$2,267,424	$917,925	$243,518	$360,827
Non-performing	—	338,208	19,641	3,485	16,421

Total	$268,153	$2,605,632	$937,566	$247,003	$377,248

December 31, 2010	Consumer Credit Exposure-Credit risk Profile based on payment activity
	Residential Real-Estate		Consumer
	FHA/VA/Guaranteed	Other residential loans	Auto	Finance Leases	Other Consumer
	(In thousands)

Performing	$232,522	$2,792,761	$983,626	$278,969	$403,529
Non-performing	—	392,134	25,350	3,935	20,106

Total	$232,522	$3,184,895	$1,008,976	$282,904	$423,635

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico and in accordance with the government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction and residential mortgage loans in the U.S. mainland fit the definition of TDR. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of December 31, 2011, the Corporation’s total TDR loans of $820.5 million consisted of $372.8 million of residential mortgage loans, $100.5 million of commercial and industrial loans, $218.1 million of commercial mortgage loans, $109.3 million construction loans and $19.8 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $5.9 million as of December 31, 2011.

The Corporation’s loss mitigation programs for residential mortgage and consumer loans can provide for one or a combination of the following: movement of interest past due to the end of the loan, extension of the loan term, deferral of principal payments for a significant period of time, and reduction of interest rates either permanently (up to 2010) or for a period of up to two years (step-up rates). Additionally, in remote cases, the restructuring may provide for the forgiveness of contractually due principal or interest. Uncollected interest is added to the end of the loan term at the time of the restructuring and not recognized as income until collected or when the loan is paid off. These programs are available to only those borrowers who have defaulted, or are likely to default, permanently on their loan and would lose their homes in foreclosure action absent some lender concession. Notwithstanding, if the Corporation is not reasonably assured that the borrower will comply with its contractual commitment, properties are foreclosed.

In addition to residential loans modified in TDRs described above, the Corporation also enters into trial modifications with certain borrowers. Trial modifications generally represent a three month period whereby the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Trial modifications lasting more than three months are considered TDRs. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification where the terms of the loan are formally modified. Approximately 60% of all loans that entered into a trial modification during 2011 became permanent modifications as of December 31, 2011. Substantially all permanent modifications are considered TDRs and are included in the TDR disclosures herein. As of December 31, 2011, the Corporation had 108 loans that were in trial modifications and were not considered TDRs, with an unpaid principal balance of $13.0 million and a carrying value of $12.6 million.

For the commercial real estate, commercial and industrial, and the construction portfolios, at the time of the restructuring, the Corporation determines, on a loan by loan basis, whether a concession was granted for economic or legal reasons related to the borrower’s financial difficulty. Concessions granted for commercial loans could include: reductions in interest rates to rates that are considered below market; extension of repayment schedules and maturity dates beyond original contractual terms; waiving of borrower covenants; forgiveness of principal or interest; or other contract changes that would be considered a concession. The Corporation mitigates loan defaults for its commercial loan portfolios through its collections function. The function’s objective is to minimize both early stage delinquencies and losses upon default of commercial loans. The group utilizes its collections infrastructure of workout collection officers, credit work-out specialists, in-house legal counsel, and third party consultants. In the case of residential construction projects and large commercial loans, the function also utilizes third-party specialized consultants to monitor the residential and commercial construction projects in terms of construction, marketing and sales, and restructuring of large commercial loans. In addition, the Corporation extends, renews and restructures loans with satisfactory credit profiles. Many commercial loan facilities are structured as lines of credit, which are mainly one year in term and therefore are required to be renewed annually. Other facilities may be restructured or extended from time to time based upon changes in the borrower’s business needs, use of funds, timing of completion of projects and other factors. If the borrower is not deemed to have financial difficulties, extensions, renewals and restructurings are done in the normal course of business and not considered concessions, and the loans continue to be recorded as performing.

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected information on TDRs that includes the recorded investment by loan class and modification type is summarized in the following table. This information reflects all TDRs at December 31, 2011:

	December 31, 2011
	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of Principal and/or interest	Forbearance Agreement (1)	Other (2)	Total
Troubled Debt Restructurings
Non- FHA/VA Residential Mortgage loans	$15,781	$3,559	$323,971	$446	$—	$29,026	$372,783
Commercial Mortgage Loans	58,214	17,525	119,719	885	—	21,784	218,127
Commercial & Industrial Loans	32,604	12,175	20,808	7,696	6,417	20,806	100,506
Construction Loans	6,301	—	4,422	—	85,552	12,998	109,273
Consumer Loans - Auto	—	—	7,778	—	—	932	8,710
Finance Leases	—	1,804	—	—	—	—	1,804
Consumer Loans - Other	3,146	1,883	1,058	28	—	3,181	9,296

Total Troubled Debt Restructurings	116,046	$36,946	$477,756	$9,055	$91,969	$88,727	$820,499

(1)	Mainly related to one construction relationship amounting to $74.6 million.
(2)	Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation or a combination of the concessions listed in the table above.

The following table presents the Corporation’s TDR activity for the year ended December 31, 2011:

Year ended December 31, 2011
Beginning Balance of TDRs	$434,243
New TDRs	518,712
Increases to existing TDRs (disbursements)	37,246
Net charge offs	(29,623)
Sales	(24,214)
Foreclosures	(3,207)
Removed from TDR classification	(49,155)
Paid-off and partial payments	(63,503)

Ending balance of TDRs	$820,499

TDRs are classified as either accrual or nonaccrual loans. A loan on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure for a minimum of six months and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loans being returned to accrual at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Loan modifications increase Corporation’s interest income by returning a non-performing loan to performing status, if applicable, and increase cash flows by providing for payments to be made by the borrower, and avoid increases in foreclosure and real estate owned (“REO”) costs. The Corporation continues to consider a modified loan as an impaired loan for purposes of estimating the allowance for loan and lease losses. A TDR loan that specifies an interest rate that at the time of the restructuring is greater than or equal to the rate the Corporation is willing to accept for a new loan with comparable risk may not be reported as a TDR or an impaired loan in the calendar years subsequent to the restructuring if it is in compliance with its modified terms. For the year ended December 31, 2011, $49.2 million were removed from the TDR classification, as reflected in the table above.

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a breakdown between accrual and nonaccrual status of TDRs as of December 31, 2011:

	December 31, 2011
	Accrual	Nonaccrual (1)	Total TDRs

Non- FHA/VA Residential Mortgage loans	$282,519	$90,264	$372,783
Commercial Mortgage Loans	130,874	87,253	218,127
Commercial & Industrial Loans	22,301	78,205	100,506
Construction Loans	1,467	107,806	109,273
Consumer Loans - Auto	5,096	3,614	8,710
Finance Leases	1,774	30	1,804
Consumer Loans - Other	7,118	2,178	9,296

Total Troubled Debt Restructurings	$451,149	$369,350	$820,499

(1)	Included in non-accrual loans are $138.1 million in loans that are performing under the terms of the restructuring agreement but are reported in non-accrual until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability.

TDRs exclude restructured mortgage loans that are government guaranteed (i.e. FHA/VA loans) totaling $81.7 million. The Corporation excludes government guaranteed loans from TDRs given that in the event that the borrower defaults on the loan, the principal and interest are guaranteed by the U.S. government, therefore, the risk of loss on these types of loans is very low. The Corporation does not consider loans with government guarantees to be impaired loans for the purpose of calculating the allowance for loan and lease losses.

Loan modifications that are considered TDRs completed during the year ended December 31, 2011 were as follows:

	Year ended December 31, 2011
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Non- FHA/VA Residential Mortgage loans	880	$137,265	$143,217
Commercial Mortgage Loans	104	213,791	171,563
Commercial & Industrial Loans	70	113,467	68,131
Construction Loans	28	114,550	114,172
Consumer Loans - Auto	771	9,428	9,458
Finance Leases	109	1,899	1,912
Consumer Loans - Other	1,253	10,165	10,259

Total Troubled Debt Restructurings	3,215	$600,565	$518,712

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

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loan modifications considered troubled debt restructurings that defaulted during the year ended December 31, 2011 and had been modified in a TDR during the 12-months preceding the default date were as follows:

	Year ended December 31, 2011
	Number of contracts	Recorded Investment

Non- FHA/VA Residential Mortgage loans	199	$36,106
Commercial Mortgage Loans	33	18,603
Commercial & Industrial Loans	5	926
Construction Loans	17	76,089
Consumer Loans - Auto	318	3,614
Consumer Loans - Other	4	40
Finance Leases	70	2,395

Total	646	$137,773

The Corporation reevaluated all loans that have been restructured during 2011 in order to reassess if these loans had been properly classified as TDRs at the restructuring date according to Accounting Standards Update 2011-02. As a result of adopting the amendments in this Update, the Corporation reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) for identification as TDRs. Upon identifying those loans as TDRs, the Corporations identified them as impaired under the applicable guidance. The amendments in this Update require prospective application of the impairment measurement guidance for those loans newly identified as TDRs. At the end of the first interim period of adoption (September 30, 2011), the recorded investment in these loans newly identified as TDR under the applicable guidance of this Update was $99.5 million, and the allowance for credit losses associated with those loans, on the basis of a current evaluation of loss as of September 30, 2011, was $13.0 million.

For certain TDRs, the Corporation splits the loans into two new notes, A and B notes. The A note is restructured to comply with the Corporation’s lending standards at current market rates, and is tailored to suit the customer’s ability to make timely interest and principal payments. The B note includes the granting of the concession to the borrower and varies by situation. The B note is charged-off but the obligation is not forgiven to the borrower, and any payments collected are accounted for as recoveries. At the time of restructuring, the A note is identified and classified as a TDR. If the loan performs for at least six months according to the modified terms, the A note may be returned to accrual status. The borrower’s payment performance prior to the restructuring are included in assessing whether the borrower can meet the new terms and may result in that the loans be returned to accrual status at the time of restructuring. In the periods following the calendar year in which a loan was restructured, the Note A may no longer be reported as a TDR if it is on accrual, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the restructure)

The recorded investment in loans restructured using the A/B note restructure workout strategy was approximately $117.9 million at December 31, 2011. The following table provides additional information about the volume of this type of loan restructuring and the effect on the allowance for loan and lease losses in 2011:

(In thousands)
Principal balance deemed collectible at end of period	$117,931

Amount charged-off	$35,850

Charges to the provision for loan losses	$13,237

Allowance for loan losses as of December 31, 2011	$2,929

Of the loans comprising the $117.9 million that have been deemed collectible, approximately $106.0 million were placed in accruing status as the borrowers have exhibited a period of sustained performance. These loans continue to be individually evaluated for impairment purposes.

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2011, the Corporation maintains a $2.8 million reserve for unfunded loan commitments mainly related to outstanding construction loans commitments. The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments at the balance sheet date. It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statement of financial condition.

Note 9 — Loans Held for Sale

As of December 21, 2011 and 2010, the Corporation’s loans held-for-sale portfolio was composed of:

	December 31,
	2011	2010
	(In thousands)

Residential mortgage loans	$11,058	$19,148
Construction loans	4,764	207,270
Commercial and Industrial loans	—	20,643
Commercial Mortgage loans	—	53,705

Total	$15,822	$300,766

Non-performing loans held for sale totaled $4.8 million (construction) and $159.3 million ($140.1 million construction loans and $19.2 million commercial mortgage loans) as of December 31, 2011 and December 31, 2010, respectively.

At the end of the fourth quarter of 2010, the Corporation transferred $447 million of loans to held for sale at a value of $281.6 million. This resulted in charge-offs at the time of transfer of $165.1 million. During the first quarter of 2011, these loans with a book value of $269.3 million were sold to CPG/GS in exchange for $88.5 million of cash, an acquisition loan of $136.1 million and a 35%, equity interest in CPG/GS. The Bank’s 35% interest in CPG/GS is subordinated to the interest of the majority investor in CPG/GS, which is entitled to recover its investment and receive a priority 12% return on its invested capital. The Corporation’s equity interest of $43.4 million as of December 31, 2011 is subordinated to the aggregate amount of its loans to CPG/GS in the amount of $201.2 million as of December 31, 2011 and to the interest and priority return of CPG/GS’s majority investor. Further details of this transaction are discussed in Note 13. At December 31, 2011, the only related balance remaining from loans transferred in the fourth quarter of 2010 amounted to $4.8 million.

Note 10 — Related Party Transactions

The Corporation granted loans to its directors, executive officers and certain related individuals or entities in the ordinary course of business. The movement and balance of these loans were as follows:

Amount
(In thousands)

Balance at December 31, 2009	$24,170

New loans	9,842
Payments	(3,618)
Other changes	(408)

Balance at December 31, 2010	29,986

New loans	1,539
Payments	(2,028)
Other changes	(23,342)

Balance at December 31, 2011	$6,155

These loans do not involve more than normal risk of collectability and management considers that they present terms that are no more favorable than those that would have been obtained if transactions had been with unrelated parties. The amounts reported as

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other changes include changes in the status of those who are considered related parties, which, for 2011 are mainly due to the resignation of three independent directors of the Corporation and in 2010 was mainly due to the departure of an officer of the Corporation.

From time to time, the Corporation, in the ordinary course of its business, obtains services from related parties or makes contributions to non-profit organizations that have some association with the Corporation. Management believes the terms of such arrangements are consistent with arrangements entered into with independent third parties.

Note 11 — Premises and Equipment

Premises and equipment is comprised of:

	Useful Life	As of December 31,
	In Years	2011	2010
		(Dollars in thousands)

Buildings and improvements	10 - 40	$141,706	$144,599
Leasehold improvements	1 - 15	58,540	57,034
Furniture and equipment	3 - 10	137,338	142,407

		337,584	344,040

Accumulated depreciation		(175,591)	(173,801)

		161,993	170,239

Land		29,200	29,395
Projects in progress		3,749	9,380

Total premises and equipment, net		$194,942	$209,014

Depreciation and amortization expense amounted to $24.5 million, $20.9 million and $20.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 12 — Goodwill and Other Intangibles

Goodwill as of December 31, 2011 and 2010 amounted to $28.1 million, recognized as part of “Other Assets”. The Corporation conducted its annual evaluation of goodwill and intangibles during the fourth quarter of 2011. The evaluation was a two step process. The Step 1 evaluation of goodwill allocated to the Florida reporting unit indicated potential impairment of goodwill. The Step 1 fair value for the unit was below the carrying amount of its equity book value as of the October 1, 2011 valuation date, requiring the completion of Step 2. The Step 2 required a valuation of all assets and liabilities of the Florida unit, including any recognized and unrecognized intangible assets, to determine the fair value of net assets. To complete Step 2, the Corporation subtracted from the unit’s Step 1 fair value the determined fair value of the net assets to arrive at the implied fair value of goodwill. The results of the Step 2 analysis indicated that the implied fair value of goodwill exceeded the goodwill carrying value by $13.7 million, resulting in no goodwill impairment. Goodwill was not impaired as of December 31, 2011 or 2010, nor was any goodwill written-off due to impairment during 2011, 2010 and 2009. Refer to Note 1 for additional details about the methodology used for the goodwill impairment analysis.

As of December 31, 2011, the gross carrying amount and accumulated amortization of core deposit intangibles was $41.8 million and $30.1 million, respectively, recognized as part of “Other Assets” in the consolidated statements of financial condition (December 31, 2010 — $41.8 million and $27.8 million, respectively). For the year ended December 31, 2011, the amortization expense of core deposit intangibles amounted to $2.4 million (2010 — $2.6 million; 2009 — $3.4 million). As a result of an impairment evaluation of core deposit intangibles, there was an impairment charge of $4.0 million recognized during 2009 related to core deposits in FirstBank Florida attributable to decreases in the base of core deposits acquired, which was recorded as part of other non-interest expenses in the statement of loss.

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the estimated aggregate annual amortization expense of the core deposit intangible:

Amount
(In thousands)

2012	$2,354
2013	2,354
2014	2,354
2015	1,048
2016 and after	3,579

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

Below is a summary of transfers of financial assets to VIEs for which the Corporation has retained some level of continuing involvement:

Ginnie Mae

The Corporation typically transfers first lien residential mortgage loans in conjunction with Ginnie Mae securitization transactions whereby the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by the issuer and, as such, under seller/servicer agreements the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of December 31, 2011, the Corporation serviced loans securitized through GNMA with principal balance of $643.1 million.

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

Grantor Trusts

During 2004 and 2005, a third party to the Corporation, from now on identified as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates. The seller initially provided the servicing for a fee,

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which is senior to the obligations to pay trust certificate holders. The seller then entered into a sales agreement through which it sold and issued the trust certificates in favor of the Corporation’s banking subsidiary. Currently, the Bank is the sole owner of the trust certificates; the servicing of the underlying residential mortgages that generate the principal and interest cash flows, is performed by another third party, which receives a fee compensation for services provided, the servicing fee. The securities are variable rate securities indexed to 90 day LIBOR plus a spread. The principal payments from the underlying loans are remitted to a paying agent (servicer) who then remits interest to the Bank; interest income is shared to a certain extent with the FDIC, that has an interest only strip (“IO”) tied to the cash flows of the underlying loans, whereas it is entitled to received the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to the weighted average coupon of the securities. The FDIC became the owner of the IO upon the intervention of the seller, a failed financial institution. No recourse agreement exists and the risk from losses on non accruing loans and repossessed collateral are absorbed by the Bank as the sole holder of the certificates. As of December 31, 2011, the amortized balance of Grantor Trusts amounted to approximately $85 million with a weighted average yield of 2.19%.

Investment in unconsolidated entities

On February 16, 2011, FirstBank sold an asset portfolio consisting of performing and non-performing construction, commercial mortgage and C&I loans with an aggregate book value of $269.3 million to CPG/GS PR NPL, LLC (“CPG/GS” or the “Joint Venture”) organized under the Laws of the Commonwealth of Puerto Rico and majority owned by PRLP Ventures LLC (“PRLP”), a company created by Goldman, Sachs & Co. and Caribbean Property Group. In connection with the sale, the Corporation received $88.5 million in cash and a 35% interest in CPG/GS, and made a loan in the amount of $136.1 million representing seller financing provided by FirstBank. The loan has a 7-year maturity and bears variable interest at 30-day LIBOR plus 300 basis points and is secured by a pledge of all of the acquiring entity’s assets as well as the PRLP’s 65% ownership interest in CPG/GS. As of December 31, 2011, the carrying amount of the loan is $126.7 million and is included in the Corporation’s C&I loan receivable portfolio; the carrying value of FirstBank’s equity interest in CPG/GS is $43.4 million as of December 31, 2011, accounted under the equity method and included as part of Investment in unconsolidated entities in the Consolidated Statements of Financial Condition. When applying the equity method, the Bank follows the Hypothetical Liquidation Book Value method (“HLBV”) to determine its share in CPG/GS earnings or losses. Under HLBV, the Bank determines its share in CPG/GS earnings or losses by determining the difference between its “claim on CPG/GS’s book value” at the end of the period as compared to the beginning of the period. This claim is calculated as the amount the Bank would receive if CPG/GS were to liquidate all of its assets at recorded amounts determined in accordance with GAAP and distribute the resulting cash to the investors, PRLP and FirstBank, according to their respective priorities as provided in the contractual agreement. CPG/GS records its loans receivable under the fair value option.

FirstBank also provided an $80 million advance facility to CPG/GS to fund unfunded commitments and costs to complete projects under construction, which was fully disbursed in the year ended December 31, 2011, and a $20 million working capital line of credit to fund certain expenses of CPG/GS. These loans bear variable interest at 30-day LIBOR plus 300 basis points. As of December 31, 2011, the carrying value of the advance facility and working capital line were $74.5 million and $0, respectively, and are included in the Corporation’s C&I loan receivable portfolio.

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

The Bank has determined that CPG/GS is a VIE in which the Bank is not the primary beneficiary. In determining the primary beneficiary of CPG/GS, the Bank considered applicable guidance that requires the Bank to qualitatively assess the determination of the primary beneficiary (or consolidator) of CPG/GS based on whether it has both the power to direct the activities of CPG/GS that most significantly impact the entity’s economic performance and the obligation to absorb losses of CPG/GS that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The Bank determined that it does not have the power to direct the activities that most significantly impact the economic performance of CPG/GS as it does not have the right to manage the loan portfolio, impact foreclosure proceedings, or manage the construction and sale of the property; therefore, the Bank concluded that it is not the primary beneficiary of CPG/GS. As a creditor to CPG/GS, the Bank has

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain rights related to CPG/GS, however, these are intended to be protective in nature and do not provide the Bank with the ability to manage the operations of CPG/GS. Since CPG/GS is not a consolidated subsidiary of the Bank and given that the transaction met the criteria for sale accounting under authoritative guidance, the Bank accounted for this transaction as a true sale, recognizing the cash received, the notes receivable and the interest in CPG/GS and derecognizing the loan portfolio sold.

Equity in losses of unconsolidated entities of approximately $4.2 million for the year ended December 31, 2011, presented in the Statement of Loss, relate to the Bank’s investment in CPG/GS. Approximately $1.9 million of such charges, recorded in the second quarter of 2011, represents an out of period adjustment to correct an overstatement of the carrying value of the Bank’s investment CPG/GS recognized as of March 31, 2011. The overstatement was the result of the use of a discount factor in calculating the initial fair value of investment in unconsolidated entity of 16.24% based on the expected rate of return at the transaction date whereas, upon further consideration and additional information considered during the second quarter of 2011, the Corporation believes that a discount factor of 17.57% is more appropriate. In accordance with the Corporation’s policy, which is based on the principles of Staff Accounting Bulletin (“SAB”) 99 and SAB 108, management concluded, with the agreement of the Corporation’s Audit Committee, that the overstatement of the carrying value of the investment in CPG/GS was not individually or in the aggregate material to the first quarter or the second quarter of 2011.

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

The changes in servicing assets are shown below:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Balance at beginning of year	$15,597	$11,902	$8,151
Capitalization of servicing assets	5,150	6,607	6,072
Amortization	(2,491)	(2,099)	(2,321)
Adjustment to servicing assets for loans repurchased (1)	(305)	(813)	—

Balance before valuation allowance at end of year	17,951	15,597	11,902
Valuation allowance for temporary impairment	(2,725)	(434)	(745)

Balance at end of year	$15,226	$15,163	$11,157

(1)	Amount represents the adjustment to fair value related to the repurchase of $38.7 million and $79.3 million for 2011 and 2010, respectively, in principal balance of loans serviced for others.

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

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the impairment allowance were as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Balance at beginning of year	$434	$745	$751
Temporary impairment charges	2,732	1,261	2,537
Recoveries	(441)	(1,572)	(2,543)

Balance at end of year	$2,725	$434	$745

The components of net servicing income are shown below:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Servicing fees	$5,268	$4,119	$3,082
Late charges and prepayment penalties	751	624	581
Adjustment for loans repurchased	(305)	(813)	—

Servicing income, gross	5,714	3,930	3,663
Amortization and impairment of servicing assets	(4,782)	(1,788)	(2,315)

Servicing income, net	$932	$2,142	$1,348

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Corporation’s servicing assets are subject to prepayment and interest rate risks. Key economic assumptions used in determining the fair value at the time of sale of the loans were as follows:

	Maximum	Minimum
2011:
Constant prepayment rate:
Government guaranteed mortgage loans	12.9%	10.6%
Conventional conforming mortgage loans	14.3%	12.7%
Conventional non-conforming mortgage loans	13.9%	11.7%
Discount rate:
Government guaranteed mortgage loans	12.0%	11.3%
Conventional conforming mortgage loans	11.5%	9.3%
Conventional non-conforming mortgage loans	15.0%	13.8%

2010:
Constant prepayment rate:
Government guaranteed mortgage loans	12.7%	11.2%
Conventional conforming mortgage loans	18.0%	14.8%
Conventional non-conforming mortgage loans	14.8%	11.5%
Discount rate:
Government guaranteed mortgage loans	11.7%	10.3%
Conventional conforming mortgage loans	9.3%	9.2%
Conventional non-conforming mortgage loans	13.1%	13.1%

2009:
Constant prepayment rate:
Government guaranteed mortgage loans	24.8%	14.3%
Conventional conforming mortgage loans	21.9%	16.4%
Conventional non-conforming mortgage loans	20.1%	12.8%
Discount rate:
Government guaranteed mortgage loans	13.6%	11.8%
Conventional conforming mortgage loans	9.3%	9.2%
Conventional non-conforming mortgage loans	13.2%	13.1%

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2011, fair values of the Corporation’s servicing assets were based on a valuation model that incorporates market driven assumptions, adjusted by the particular characteristics of the Corporation’s servicing portfolio, regarding discount rates and mortgage prepayment rates. The weighted-averages of the key economic assumptions used by the Corporation in its valuation model and the sensitivity of the current fair value to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at December 31, 2011, were as follows:

(Dollars in thousands)

Carrying amount of servicing assets	$15,226
Fair value	$15,919
Weighted-average expected life (in years)	7.78

Constant prepayment rate (weighted-average annual rate)	12.5%
Decrease in fair value due to 10% adverse change	$722
Decrease in fair value due to 20% adverse change	$1,392

Discount rate (weighted-average annual rate)	11.10%
Decrease in fair value due to 10% adverse change	$596
Decrease in fair value due to 20% adverse change	$1,151

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

Note 14 — Deposits and Related Interest

Deposits and related interest consist of the following:

	December 31,
	2011	2010
	(In thousands)

Type of account and interest rate:
Non-interest bearing checking accounts	$705,789	$668,052
Savings accounts - 0.25% to 1.61% (2010 - 0.50% to 2.27%)	2,145,625	1,938,475
Interest bearing checking accounts - 0.25% to 1.97% (2010 - 0.50% to 2.27%)	1,066,753	1,012,009
Certificates of deposit - 0.10% to 6.50% (2010 - 0.15% to 6.50%)	2,258,216	2,181,205
Brokered certificates of deposit - 0.30% to 5.05% (2010 - 0.20% to 5.05% )	3,731,371	6,259,369

	$9,907,754	$12,059,110

The weighted average interest rate on total interest-bearing deposits as of December 31, 2011 and 2010 was 1.57% and 1.80%, respectively.

As of December 31, 2010, the aggregate amount of overdrafts in demand deposits that were reclassified as loans amounted to $21.4 million (2010 — $25.9 million).

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a summary of CDs, including brokered CDs, with a remaining term of more than one year as of December 31, 2011:

Total
(In thousands)

Over one year to two years	$1,782,361
Over two years to three years	192,308
Over three years to four years	42,910
Over four years to five years	25,600
Over five years	13,353

Total	$2,056,532

As of December 31, 2011, CDs in denominations of $100,000 or higher amounted to $5.0 billion (2010 — $7.5 billion) including brokered CDs of $3.7 billion (2010 — $6.3 billion) at a weighted average rate of 1.89% (2010 — 1.85%) issued to deposit brokers in the form of large ($100,000 or more) certificates of deposit that are generally participated out by brokers in shares of less than $100,000. As of December 31, 2011, unamortized broker placement fees amounted to $9.2 million (2010 — $22.8 million), which are amortized over the contractual maturity of the brokered CDs under the interest method.

Brokered CDs mature as follows:

December 31, 2011
(In thousands)

One to ninety days	$680,970
Over ninety days to one year	1,782,469
One to three years	1,251,016
Three to five years	5,827
Over five years	11,089

Total	$3,731,371

As of December 31, 2011, deposit accounts issued to government agencies with a carrying value of $480.9 million (2010 — $470.0 million) were collateralized by securities and loans with an amortized cost of $661.8 million (2010 — $555.6 million) and estimated market value of $679.0 million (2010 — $569.6 million).

A table showing interest expense on deposits follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)

Interest-bearing checking accounts	$13,760	$19,060	$19,995
Savings	20,530	24,238	19,032
Certificates of deposit	45,960	44,790	50,939
Brokered certificates of deposit	111,477	160,628	224,521

Total	$191,727	$248,716	$314,487

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

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following are the components of interest expense on deposits:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)

Interest expense on deposits	$175,413	$227,956	$295,004
Amortization of broker placement fees(1)	16,314	20,758	22,858

Interest expense on deposits excluding net unrealized loss (gain) on derivatives and brokered CDs measured at fair value	191,727	248,714	317,862
Net unrealized loss (gain) on derivatives and brokered CDs measured at fair value	—	2	(3,375)

Total interest expense on deposits	$191,727	$248,716	$314,487

(1)	Related to brokered CDs not measured at fair value.

Total interest expense on deposits includes net cash settlements on interest rate swaps that economically hedge brokered CDs that for the year ended December 31, 2009 amounted to net interest realized of $5.5 million.

Note 15 — Loans Payable

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

Note 16 — Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase (repurchase agreements) consist of the following:

	December, 31
	2011	2010
	(Dollars in thousands)

Repurchase agreements, interest ranging from 2.50% to 4.40% (2010 - 0.99% to 4.51%) (1)	$1,000,000	$1,400,000

(1)	As of December 31, 2011, includes $900.0 million with an average rate of 3.36%, which lenders have the right to call before their contractual maturities at various dates beginning on January 19, 2012.

The weighted-average interest rates on repurchase agreements as of December 31, 2011 and 2010 were 3.27% and 3.74%, respectively. Accrued interest payable on repurchase agreements amounted to $5.6 million and $8.7 million as of December 31, 2011 and 2010, respectively.

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Repurchase agreements mature as follows:

December 31, 2011
(In thousands)

Over ninety days to one year	$100,000
One to three years	200,000
Three to five years	400,000
Over five years	300,000

Total	$1,000,000

The following securities were sold under agreements to repurchase:

	December 31, 2011
Underlying Securities	Amortized Cost of Underlying Securities	Balance of Borrowing	Approximate Fair Value of Underlying Securities	Weighted Average Interest Rate of Security
	(Dollars in thousands)

U.S. Treasury securities and obligations of other U.S. Government Sponsored Agencies	$701,767	$611,903	$703,273	0.70%
Mortgage-backed securities	445,093	388,097	463,992	3.61%

Total	$1,146,860	$1,000,000	$1,167,265

Accrued interest receivable	$4,296

	December 31, 2010
Underlying Securities	Amortized Cost of Underlying Securities	Balance of Borrowing	Approximate Fair Value of Underlying Securities	Weighted Average Interest Rate of Security
	(Dollars in thousands)

U.S. Treasury securities and obligations of other U.S. Government Sponsored Agencies	$980,103	$877,008	$989,424	1.29%
Mortgage-backed securities	584,472	522,992	608,273	4.31%

Total	$1,564,575	$1,400,000	$1,597,697

Accrued interest receivable	$5,166

The maximum aggregate balance outstanding at any month-end during 2011 was $1.4 billion (2010 — $2.9 billion). The average balance during 2011 was $1.2 billion (2010 — $2.2 billion). The weighted average interest rate during 2011 and 2010 was 3.77% and 3.82%, respectively.

As of December 31, 2011 and 2010, the securities underlying such agreements were delivered to the dealers with which the repurchase agreements were transacted.

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Repurchase agreements as of December 31, 2011, grouped by counterparty, were as follows:

(Dollars in thousands)
Counterparty	Amount	Weighted-Average Maturity (In Months)
JP Morgan Chase	$200,000	27
Dean Witter / Morgan Stanley	200,000	37
Citigroup Global Markets	300,000	58
Credit Suisse First Boston	300,000	72

	$1,000,000

As part of the Corporation’s balance sheet restructuring strategies, approximately $400 million of repurchase agreements were repaid prior to maturity during 2011, realizing a loss of $10.6 million on the early extinguishment. The repaid repurchase agreements were scheduled to mature at various dates between September 2011 and September 2012 and had a weighted average cost of 2.74%. Prepayment penalties of $10.6 million for the early termination of the repurchase agreements were offset with gains of $11.0 million from the sale of low-yielding investment securities. This transaction contributed to improvements in the net interest margin.

In addition, during 2011, the Corporation restructured $700 million of repurchase agreements through amendments that include three to four year maturity extensions and are expected to result in additional reductions in the average cost of funding.

Note 17 — Advances from the Federal Home Loan Bank (FHLB)

Following is a summary of the advances from the FHLB:

	December, 31 2011	December, 31 2010
	(Dollars in thousands)

Fixed-rate advances from FHLB with a weighted-average interest rate of 3.59% (2010 - 3.33%)	$367,440	$653,440

Advances from FHLB mature as follows:

December, 31 2011
(In thousands)

Over thirty to ninety days	$14,000
Over ninety days to one year	145,000
One to two years	208,440

Total	$367,440

Advances are received from the FHLB under an Advances, Collateral Pledge and Security Agreement (the “Collateral Agreement”). Under the Collateral Agreement, the Corporation is required to maintain a minimum amount of qualifying mortgage collateral with a market value of generally 125% or higher than the outstanding advances. As of December 31, 2011, the estimated value of specific mortgage loans pledged as collateral amounted to $766.6 million (2010 — $1.2 billion), as computed by the FHLB for collateral purposes. The carrying value of such loans as of December 31, 2011 amounted to $1.2 billion (2010 — $1.9 billion). In addition, securities with an approximate estimated value of $109.0 million (2010 — $3.4 million) and a carrying value of $112.4 million (2010 — $3.6 million) were pledged to the FHLB. As of December 31, 2011, the Corporation had additional capacity of approximately $506 million on this credit facility based on collateral pledged at the FHLB, including a haircut reflecting the perceived risk associated with holding the collateral. Haircut refers to the percentage by which an asset’s market value is reduced for purpose of collateral levels. Advances may be repaid prior to maturity, in whole or in part, at the option of the borrower upon payment of any applicable fee specified in the contract governing such advance. In calculating the fee, due consideration is given to (i)

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

all relevant factors, including but not limited to, any and all applicable costs of repurchasing and/or prepaying any associated liabilities and/or hedges entered into with respect to the applicable advance; and (ii) the financial characteristics, in their entirety, of the advance being prepaid; and (iii), in the case of adjustable-rate advances, the expected future earnings of the replacement borrowing as long as the replacement borrowing is at least equal to the original advance’s par amount and the replacement borrowing’s tenor is at least equal to the remaining maturity of the prepaid advance.

Also as part of the Corporation’s deleveraging strategies, $100 million of advances from FHLB was repaid prior to maturity during the second quarter of 2011, which resulted in a $0.2 million loss on early extinguishment. The $100 million was scheduled to mature in July 2011 and had an interest rate of 1.62%.

Note 18 — Notes Payable

Notes payable consist of:

	December 31,
	2011	2010
	(Dollars in thousands)

Callable step-rate notes, bearing step increasing interest from 5.00% to 7.00% (6.00% as of December 31, 2011 and 2010) maturing on October 18, 2019, measured at fair value	$15,968	$11,842

Dow Jones Industrial Average (DJIA) linked principal protected notes:

Series A maturing on February 28, 2012	7,374	6,865

Series B maturing on May 27, 2011	—	7,742

	$23,342	$26,449

Note 19 — Other Borrowings

Other borrowings consist of:

	December 31,
	2011	2010
	(Dollars in thousands)

Junior subordinated debentures due in 2034, interest-bearing at a floating-rate of 2.75% over 3-month LIBOR (3.31% as of December 31, 2011 and 3.05% as of December 31, 2010)	$103,093	$103,093

Junior subordinated debentures due in 2034, interest-bearing at a floating-rate of 2.50% over 3-month LIBOR (3.06% as of December 31, 2011 and 2.80% as of December 31, 2010)	128,866	128,866

	$231,959	$231,959

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20 — Earnings per Common Share

The calculations of earnings per common share for the years ended December 31, 2011, 2010 and 2009 follow:

(In thousands, except per share information)	Year Ended December 31,
	2011	2010	2009

Net loss	$(82,232)	$(524,308)	$(275,187)
Non-cumulative preferred stock dividends (Series A through E)	—	—	(23,494)
Cumulative non-convertible preferred stock dividends (Series F)	—	(11,618)	(19,167)
Cumulative convertible preferred stock dividend (Series G)	(16,903)	(9,485)	—
Preferred stock discount accretion (Series G and F) (1)	(5,634)	(17,143)	(4,227)
Favorable impact from issuing common stock in exchange for Series G mandatorily convertible preferred stock (Refer to Note 22) (2)	277,995	—	—
Favorable impact from issuing common stock in exchange for Series A through E preferred stock net of issuance costs (3) (Refer to Note 22)	—	385,387	—
Favorable impact from issuing Series G mandatorily convertible preferred stock in exchange for Series F preferred stock (4) (Refer to Note 22)	—	55,122	—

Net income (loss) attributable to common stockholders - basic	173,226	(122,045)	(322,075)
Convertible preferred stock dividends and accretion	22,537	—	—

Net income (loss) attributable to common stockholders - diluted	195,763	(122,045)	(322,075)

Average common shares outstanding	64,466	11,310	6,167
Average potential common shares	25,192	—	—

Average common shares outstanding - assuming dilution	89,658	11,310	6,167

Basic earnings (loss) per common share	$2.69	$(10.79)	$(52.22)

Diluted earnings (loss) per common share	$2.18	$(10.79)	$(52.22)

(1)	Includes a non-cash adjustment of $0.2 million for the year ended December 31, 2011 and of $11.3 million for 2010 as an acceleration of the Series G preferred stock discount accretion pursuant to amendments to the exchange agreement with the U.S. Treasury, the sole holder of the Series G preferred stock.
(2)	Excess of carrying amount of the Series G Preferred Stock exchanged over the fair value of new common shares issued in 2011.
(3)	Excess of carrying amount of Series A through E preferred stock exchanged over the fair value of new common shares issued in 2010.
(4)	Excess of carrying amount of Series F preferred stock exchanged and original warrant over the fair value of new Series G preferred stock issued in 2010 and amended warrant.

Earnings (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares issued and outstanding. Net income (loss) attributable to common stockholders represents net (loss) income adjusted for preferred stock dividends including dividends declared, and cumulative dividends related to the current dividend period that have not been declared as of the end of the period, and the accretion of discount on preferred stock issuances. For 2011, the net income attributable to common stockholders also includes the one-time effect of the issuance of common stock in the conversion of

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Series G preferred stock and in 2010, the one-time effect of the issuance of common stock in exchange for shares of the Series A through E preferred stock and the issuance of the Series G Preferred Stock in exchange for the Series F Preferred Stock. These transactions are discussed in Note 22 to the consolidated financial statements. Basic weighted average common shares outstanding exclude any unvested shares of restricted stock.

Potential common shares consist of common stock issuable under the assumed exercise of stock options, unvested shares of restricted stock, and outstanding warrants using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from the exercise, in addition to the amount of compensation cost attributable to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options, unvested shares of restricted stock, and outstanding warrants that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share. For the years ended December 31, 2011 and 2010, there were 129,934 and 131,532 outstanding stock options, respectively and 716 unvested shares of restricted stock in 2010, none in 2011, which were excluded from the computation of diluted earnings per common share because their inclusion would have an antidilutive effect.

The dilutive effect of convertible securities is reflected in the computation of diluted earnings per share using the if-converted method. The Series G Preferred Stock converted in the fourth quarter of 2011 was included in the denominator for the period prior to actual conversion and 32,941,797 common shares issued upon conversion were included in the weighted average shares outstanding for the period from their date of issuance through period end. For 2010, the amount of potential common shares was obtained based on the most advantageous conversion rate from the standpoint of the security holder and assumed the Corporation would not be able to compel conversion until the seven-year anniversary, at which date the conversion price would have been based on the Corporation’s stock price in the open market and conversion would be based on the full liquidation value of $1,000 per share.

Note 21 — Stock Option Plan

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

On April 29, 2008, the Corporation’s stockholders approved the First BanCorp 2008 Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards. This plan allows the issuance of up to 8,169,807 shares of common stock, subject to adjustments for stock splits, reorganizations and other similar events. The Corporation’s Board of Directors, upon receiving the relevant recommendation of the Compensation Committee, has the power and authority to determine those eligible to receive awards and to establish the terms and conditions of any awards subject to various limits and vesting restrictions that apply to individual and aggregate awards. During the fourth quarter of 2008, the Corporation granted 2,412 shares of restricted stock with a fair value of $130.35 under the Omnibus Plan to the Corporation’s independent directors. Of the original 2,412 shares of restricted stock, 268 were forfeited in the second half of 2009 and 270 were forfeited in the second half of 2011. All remaining shares of restricted stock have vested as of December 31, 2011.

For the years ended December 31, 2011, 2010 and 2009, the Corporation recognized $50,294, $93,332 and $92,361, respectively, of stock-based compensation expense related to the aforementioned restricted stock awards. As of December 31, 2011, the Corporation has recognized all compensation expense related to restricted shares.

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no stock options granted during 2011, 2010 and 2009, therefore no compensation associated with stock options was recorded in those years.

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

The activity of stock options during the year ended December 31, 2011 is set forth below:

	For the Year Ended December 31, 2011
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)

Beginning of year	131,532	$202.91
Options cancelled	(1,598)	196.51

End of period outstanding and exercisable	129,934	$202.99	3.52	$—

No stock options were exercised during 2011, 2010 or 2009.

Note 22 — Stockholders’ Equity

Common Stock

As of December 31, 2011 and 2010, the Corporation had 2,000,000,000 authorized shares of common stock with a par value of $0.10 per share. As of December 31, 2011 and 2010, there were 205,794,024 and 21,963,522 shares issued, respectively, and 205,134,171 and 21,303,669 shares outstanding, respectively. The increase in common shares is the result of the completion of the $525 million capital raise, the conversion of the Series G Preferred Stock into common stock and the completion of the Rights offering, all discussed below. In February 2009, the Corporation’s Board of Directors declared a first quarter cash dividend of $1.05 per common share which was paid on March 31, 2009 to common stockholders of record on March 15, 2009 and in May 2009 declared a second quarter dividend of $1.05 per common share which was paid on June 30, 2009 to common stockholders of record on June 15, 2009. On July 30, 2009, the Corporation announced the suspension of common and preferred stock dividends effective with the preferred dividend for the month of August 2009.

As of December 31, 2011, all shares of restricted stock outstanding have vested. The shares of restricted stock may vest more quickly in the event of death, disability, retirement, or a change in control. Based on particular circumstances evaluated by the Compensation Committee as they may relate to the termination of a restricted stock holder, the Corporation’s Board of Directors may, with the recommendation of the Compensation Committee, grant the full vesting of the restricted stock held upon termination of employment. Holders of restricted stock have the right to dividends or dividend equivalents, as applicable, during the restriction period. Such dividends or dividend equivalents will accrue during the restriction period, but will not be paid until restrictions lapse. The holder of restricted stock has the right to vote the shares.

The Corporation’s stockholders approved on August 24, 2010 a decrease in the par value of the common stock from $1 per share to $0.10 per share. The decrease in the par value of the Corporation’s common stock had no effect on the total dollar value of the Corporation’s stockholders’ equity. For the year ended December 31, 2010, the Corporation transferred $5.6 million from common stock to additional paid-in capital, which is the product of the number of shares issued and outstanding and the difference between the old par value of $1 and new par value of $0.10, or $0.90.

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 7, 2011, the Corporation successfully completed a private placement of $525 million in shares of common stock. In connection with the closing, the Corporation issued 150 million shares of common stock at $3.50 per share to institutional investors. The proceeds from the capital raise amounted to approximately $490 million (net of offering costs), of which $435 million have been contributed to the Corporation’s wholly owned banking subsidiary, FirstBank. As previously reported, lead investors include funds affiliated with THL and Oaktree that purchased from the Corporation an aggregate of $348.2 million ($174.1 million each investor) of shares of the Corporation’s common stock.

Upon the completion of this transaction and the conversion into common stock of the Series G Preferred Stock held by the U.S. Treasury, as further discussed below, each of THL and Oaktree became owners of 24.36% of the Corporation’s shares of common stock outstanding. Subsequent to the closing, in related transactions, on October 12, 2011 and October 26, 2011, each of THL and Oaktree, respectively, purchased in the aggregate 937,493 shares of common stock from certain of the institutional investors who participated in the capital raise transaction. As of December 31, 2011, each of THL and Oaktree owns 24.71% of the total shares of common stock outstanding.

On December 8, 2011, the Corporation completed a rights offering in which the Corporation issued an additional 888,781 shares of common stock at $3.50 per share.

Preferred Stock

The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1, redeemable at the Corporation’s option subject to certain terms. This stock may be issued in series and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. As of December 31, 2011, the Corporation has five outstanding series of non-convertible non-cumulative preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% non-cumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E. The liquidation value per share is $25. Effective January 17, 2012, the Corporation delisted all of the series of non-convertible, non-cumulative preferred stock from the New York Stock Exchange. The Corporation has not arranged for listing and/or registration on another national securities exchange or for quotation of the preferred stock in a quotation medium. The Corporation initially announced its intention to delist the non-convertible, non-cumulative preferred stock at the time it made an offer to issue shares of its common stock in exchange for any and all outstanding shares of the non-convertible, non-cumulative preferred stock (the “Exchange Offer”). Approximately 89% of the outstanding non-convertible, non-cumulative preferred stock was exchanged for the Corporation’s common stock in the Exchange Offer.

In January 2009, in connection with the TARP Capital Purchase Program, established as part of the Emergency Economic Stabilization Act of 2008, the Corporation issued to the U.S. Treasury 400,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series F, $1,000 liquidation preference value per share. The Series F Preferred Stock had a call feature after three years. In connection with this investment, the Corporation also issued to the U.S. Treasury a 10-year warrant (the “Warrant”) to purchase 389,483 shares of the Corporation’s common stock at an exercise price of $154.05 per share. The Corporation registered the Series F Preferred Stock, the Warrant and the shares of common stock underlying the Warrant for sale under the Securities Act of 1933. The Corporation recorded in 2009 the total $400 million of the preferred shares and the Warrant at their relative fair values of $374.2 million and $25.8 million, respectively. On July 20, 2010, the Corporation issued 424,174 shares of a new series of preferred stock with a liquidation preference of $1,000 per share, Series G Preferred Stock, to the U.S. Treasury in exchange for all 400,000 shares of the Corporation’s Series F Preferred Stock, beneficially owned and held by the U.S. Treasury, and accrued dividends, as discussed below. The completion of the Capital Raise allowed for the conversion of the 424,174 shares of the Corporation’s Series G preferred stock, held by the U.S. Treasury, into 32.9 million shares of common stock at a conversion price of $9.66 per share, as further discussed below.

Exchange Offer

On August 30, 2010, the Corporation completed its offer to issue shares of its common stock in exchange for its outstanding Series A through E Preferred Stock, which resulted in the issuance of 15,134,347 new shares of common stock in exchange for 19,482,128 shares of preferred stock with an aggregate liquidation amount of $487 million, or 89% of the outstanding Series A through E preferred stock. In accordance with the terms of the Exchange Offer, the Corporation used a relevant price of $17.70 per share of its common stock and an exchange ratio of 55% of the preferred stock liquidation preference to determine the number of shares of its common stock issued in exchange for the tendered shares of Series A through E preferred stock. The fair value of the common stock was $6.00 per share, which was the price as of the expiration date of the exchange offer. The carrying (liquidation) value of the Series A through E preferred stock exchanged, or $487.1 million, was reduced and common stock and additional paid-in capital increased in

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the amount of the fair value of the common stock issued. The Corporation recorded the par amount of the shares issued as common stock ($0.10 per common share) or $1.5 million. The excess of the common stock fair value over the par amount, or $89.3 million, was recorded in additional paid-in capital. The excess of the carrying amount of the shares of preferred stock over the fair value of the shares of common stock, or $385.4 million, was recorded as a reduction to accumulated deficit and an increase in earnings per common share computation.

The results of the exchange offer with respect to Series A through E preferred stock were as follows:

Title of Securities	Liquidation preference per share	Shares of preferred stock outstanding prior to exchange	Shares of preferred stock exchanged	Shares of preferred stock outstanding after exchange	Aggregate liquidation preference after exchange (In thousands)	Shares of common stock issued
7.125% Noncumulative Perpetual Monthly Income Preferred Stock, Series A	$25	3,600,000	3,149,805	450,195	$11,255	2,446,872
8.35% Noncumulative Perpetual Monthly Income Preferred Stock, Series B	$25	3,000,000	2,524,013	475,987	11,900	1,960,736
7.40% Noncumulative Perpetual Monthly Income Preferred Stock, Series C	$25	4,140,000	3,679,389	460,611	11,515	2,858,265
7.25% Noncumulative Perpetual Monthly Income Preferred Stock, Series D	$25	3,680,000	3,169,408	510,592	12,765	2,462,098
7.00% Noncumulative Perpetual Monthly Income Preferred Stock, Series E	$25	7,584,000	6,959,513	624,487	15,612	5,406,376

		22,004,000	19,482,128	2,521,872	$63,047	15,134,347

Dividends declared on the non-convertible non-cumulative preferred stock in 2009 amounted to $23.5 million, respectively. Consistent with the Corporation’s announcement in July 2009, no dividends have been declared during 2011 or 2010. As explained above, the Corporation voluntarily delisted the remaining Series A through E preferred stock from the New York Stock Exchange.

Exchange Agreement with the U.S. Treasury

On July 20, 2010, the Corporation issued $424.2 million Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series G (the “Series G Preferred Stock”), in exchange of the $400 million of Fixed Rate Cumulative Perpetual Preferred Stock, Series F (the “Series F Preferred Stock”), that the U.S. Treasury had acquired pursuant to the TARP Capital Purchase Program, and dividends accrued on such stock. A key benefit of this transaction was obtaining the right, under the terms of the new Series G Preferred Stock, to compel the conversion of this stock into shares of the Corporation’s common stock, provided that the Corporation meets a number of conditions. On August, 24, 2010, the Corporation obtained its stockholders’ approval to increase the number of authorized shares of common stock from 750 million to 2 billion and decrease the par value of its common stock from $1.00 to $0.10 per share. These approvals and the issuance in 2010 of approximately 227 million shares of common stock in exchange for Series A through E preferred stock satisfy all but one of the substantive conditions to the Corporation’s ability to compel the conversion of the 424,174 shares of the new series of Series G Preferred Stock, issued to the U.S. Treasury. The other substantive condition to the Corporation’s ability to compel the conversion of the Series G Preferred Stock is the issuance of a minimum amount of additional capital, subject to terms, other than the price per share, reasonably acceptable to the U.S. Treasury in its sole discretion which was completed on October 7, 2011, as further discussed below.

The Corporation accounted for this transaction in 2010 as an extinguishment of the previously issued Series F Preferred Stock. As a result, the Corporation recorded $424.2 million of the new Series G Preferred Stock, net of a $76.8 million discount and derecognized the carrying value of the Series F Preferred Stock. The excess of the carrying value of the Series F Preferred Stock over the fair value of the Series G Preferred Stock, or $33.6 million, was recorded as a reduction to accumulated deficit.

The value of the base preferred stock component of the Series G Preferred Stock was determined using a discounted cash flow method and applying a discount rate. The cash flows, which consist of the sum of the discounted quarterly dividends plus the principal repayment, were discounted considering the Corporation’s credit rating. The short and long call options were valued using a Cox-Rubinstein binomial option pricing model-based methodology. The valuation methodology considered the likelihood of option conversions under different scenarios, and the valuation interactions of the various components under each scenario. The difference from the par amount of the Series G Preferred Stock was accreted to preferred stock using the interest method with a corresponding adjustment to preferred dividends.

The completion of the capital raise on October 7, 2011 enabled the Corporation to compel the conversion of the 424,174 shares of the Corporation’s Series G Preferred Stock, held by the U.S. Treasury, into 32.9 million shares of common stock at a conversion price of $9.66. In connection with the conversion, the Corporation paid to the U.S. Treasury $26.4 million for past due undeclared

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cumulative dividends on the Series G Preferred Stock. The book value of the Series G Preferred Stock was approximately $277 million greater than the $89.6 million fair value of the common stock issued to the U.S. Treasury in the exchange. Although the excess book value of approximately $277 million was treated as a non-cash increase in income available to common stockholders in the fourth quarter of 2011, it has no effect on the Corporation’s overall equity or its regulatory capital.

Additionally, in 2010, the Corporation issued an amended 10-year warrant (the “Warrant”) to the U.S. Treasury to purchase 389,483 shares of the Corporation’s common stock at an initial exercise price of $10.878 per share instead of the exercise price on the original warrant of $154.05 per share. The Corporation evaluated the fair market value of the new warrant and recognized in 2010 a $1.2 million increase in value due to the difference between the fair market value of the new and the old warrant as an increase to additional paid-in capital and an increase to the accumulated deficit. The Cox-Rubinstein binomial model was used to estimate the value of the Warrant. The Warrant was adjusted as a result of the Capital Raise to provide for the issuance of approximately 1,285,899 shares of common stock at an exercise price of $3.29 per share for a 10 year term, exercisable at any time. The exercise price and the number of shares issuable upon exercise of the Warrant are subject to certain anti-dilution adjustments.

The possible future issuance of equity securities through the exercise of the Warrant could affect the Corporation’s current stockholders in a number of ways, including by:

•

diluting the voting power of the current holders of common stock (the shares underlying the warrant represent approximately 0.69% of the Corporation’s shares of common stock outstanding as of December 31, 2011);

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

Stock repurchase plan and treasury stock

The Corporation has a stock repurchase program under which, from time to time, it repurchases shares of common stock in the open market and holds them as treasury stock. No shares of common stock were repurchased during 2011 and 2010 by the Corporation. As of December 31, 2011 and December 31, 2010, of the total amount of common stock repurchased in prior years, 659,853 shares were held as treasury stock and were available for general corporate purposes.

FirstBank Statutory Reserve

The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to legal surplus until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus account from the retained earnings account are not available for distribution to the stockholders without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The net loss experienced in 2011 exhausted the FirstBank’s statutory reserve fund. The Bank cannot pay dividends until it can replenish the reserve fund to an amount of at least 20% of the original capital contributed.

Note 23 — Employees’ Benefit Plan

FirstBank provides contributory retirement plans pursuant to Section 1165(e) of the Puerto Rico Internal Revenue Code for Puerto Rico employees and Section 401(k) of the U.S. Internal Revenue Code for U.S. Virgin Islands and U.S. employees (the “Plans”). All employees are eligible to participate in the Plans after three months of service for purposes of making elective deferral contributions and one year of service for purposes of sharing in the Bank’s matching, qualified matching and qualified nonelective contributions. Under the provisions of the Plans, the Bank contributes 25% of the first 4% of the participant’s compensation contributed to the Plans on a pre-tax basis. Participants are permitted to contribute up to $9,000 for 2009 and 2010, $10,000 for 2011, $13,000 for 2012 and $15,000 beginning on January 1, 2013 ($16,500 for 2011 and $17,000 for 2012 for U.S.V.I. and U.S. employees). Additional contributions to the Plans are voluntarily made by the Bank as determined by its Board of Directors. The Bank had a total plan expense of $0.6 million for the year ended December 31, 2011, $0.6 million for 2010 and $1.6 million for 2009.

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the past, FirstBank Florida provided a contributory retirement plan pursuant to Section 401(k) of the U.S. Internal Revenue Code for its U.S. employees (the “Plan”). All employees were eligible to participate in the Plan after six months of service. Under the provisions of the Plan, FirstBank Florida contributed 100% of the first 3% of the participant’s contribution and 50% of the next 2% of a participant’s contribution up to a maximum of 4% of the participant’s compensation. Effective July 1, 2009, the operations conducted by FirstBank Florida as a separate entity were merged with and into FirstBank Puerto Rico, the Plan sponsor. As a result of the merger, the retirement plan provided by FirstBank Florida was merged with and into the FirstBank Plan on April 29, 2010 and all assets of the FirstBank Florida 401(k) plan totaling approximately $2.2 million were transferred to the FirstBank Plan. FirstBank Florida had total plan expenses of approximately $151,000 for 2009.

Note 24 — Other Non-interest Income

A detail of other non-interest income follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)

Commissions and fees- broker-dealer related	$1,735	$2,544	$469
Insurance income	4,456	7,752	8,668
Gain on sale of assets FB Insurance VI	2,845	—	—
Other	19,615	18,092	17,893

Total	$28,651	$28,388	$27,030

Note 25 — Other Non-interest Expenses

A detail of other non-interest expenses follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)

Servicing and processing fees	$9,145	$8,984	$10,174
Communications	7,117	7,979	8,283
Supplies and printing	2,168	2,307	3,073
Core deposit intangible impairment	—	—	3,988
Other (1)	8,715	20,974	18,824

Total	$27,145	$40,244	$44,342

(1)	The decrease in “Other” expenses in 2011 was mainly related to a decrease in the provision for off-balance sheet exposures, mainly unfunded loan commitments.

Note 26 — Income Taxes

Income tax expense includes Puerto Rico and Virgin Islands income taxes as well as applicable U.S. federal and state taxes, The Corporation is subject to Puerto Rico income tax on its income from all sources. As a Puerto Rico corporation, First BanCorp is treated as a foreign corporation for U.S. income tax purposes and is generally subject to United States income tax only on its income from sources within the United States or income effectively connected with the; conduct of a trade or business within the United States. Any such tax paid is also creditable against the Corporation’s Puerto Rico tax liability, subject to certain conditions and limitations.

On January 31, 2011, the Puerto Rico Government approved Act No. 1, which repealed the 1994 Code (“ 1994 PR Code”) and replaces it with the Puerto Rico Internal Revenue Code of 2011 (“2011 PR Code”) .The provisions of the 2011 PR Code are generally applicable to taxable years commencing after December 31, 2010. Under the 2011 PR Code, the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns and, thus, the Corporation is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss, a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable carry forward period (7 years under the 2011 PR Code for losses incurred during tax year, except for losses incurred during tax years commenced after December 31, 2004 and before December 31, 2012, that the carry forward period is extended to 10 years). The 2011 PR Code provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations. Dividend payments from a U.S. subsidiary to the Corporation are subject to a 10% withholding tax based on the provisions of the U.S. Internal Revenue Code.

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the 2011 PR Code, First BanCorp is subject to a maximum statutory tax rate of 30% (25% for taxable years commencing after December 31, 2013 if certain economic conditions are met by the Puerto Rico economy). The 2011 PR Code also includes an alternative minimum tax of 20% that applies if the Corporation’s regular income tax liability is less than the alternative minimum tax requirements. Prior to the 2011 PR Code, First BanCorp maximum statutory tax rate was 39% except for tax years commenced after December 31, 2008 and before January 1, 2012 which was 40.95% due to the approval by the Puerto Rico Government of Act No. 7 (the “Act”), to stimulate Puerto Rico’s economy and to reduce the Puerto Rico Government’s fiscal deficit. The Act imposed a series of temporary and permanent measures, including the imposition of a 5% surtax over the total income tax determined, which was applicable to corporations, among others, whose combined income exceeds $100,000,effectively resulting in an increase in the maximum statutory tax rate from 39% to 40.95% and an increase in capital gain statutory tax rate from 15% to 15.75%.

The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through International Banking Entity (“IBE”) of the Bank and through the Bank’s subsidiary, FirstBank Overseas Corporation, in which the interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation except for tax yeas that commenced after December 31, 2008 and before January 1, 2012, for which the Act No. 7 imposed a special 5% tax to all IBEs. The IBEs and FirsBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IRES operating in Puerto Rico. IBEs that operate as a unit of a bank pay income taxes at normal rates to the extent that the IBEs’ net income exceeds 20% of the bank’s total net taxable income.

The components of income tax expense for the years ended December 31 are summarized below:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)

Current income tax (expense) benefit	$(7,896)	$(3,935)	$11,520
Deferred income tax expense	(1,426)	(99,206)	(16,054)

Total income tax expense	$(9,322)	$(103,141)	$(4,534)

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The differences between the income tax expense applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico were as follows:

	Year Ended December 31,
	2011		2010		2009
	Amount	% of Pre-Tax Income	Amount	% of Pre-Tax Income	Amount	% of Pre-Tax Income
	(Dollars in thousands)

Computed income tax at statutory rate	$21,873	30.00%	$172,468	40.95%	$110,832	40.95%
Federal and state taxes	(179)	(0.3)%	(286)	0.0%	(311)	(0.1)%
Adjustment in deferred tax due to change in tax rate	(1,988)	(2.7)%	—	0.0%	—	0.0%
Benefit of net exempt income	2,466	3.4%	10,130	2.4%	52,293	19.3%
Deferred tax valuation allowance	(21,958)	(30.1)%	(265,501)	(63.0)%	(184,397)	(68.1)%
(Recognition)/reversal of Unrecognized Tax Benefits	(3,247)	(4.5)%	—	0.0%	18,515	6.8%
Non-tax deductible expenses	(4,092)	(5.6)%	(6,302)	(1.5)%	(7,648)	(2.8)%
Other-net	(2,197)	(3.0)%	(13,650)	(3.3)%	6,182	2.3%

Total income tax provision	$(9,322)	(12.8)%	$(103,141)	(24.5)%	$(4,534)	(1.7)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of the Corporation’s deferred tax assets and liabilities as of December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
	(In thousands)

Deferred tax asset:
Allowance for loan and lease losses	$149,208	$213,048
Unrealized losses on derivative activities	1,967	1,870
Legal reserve	240	312
Reserve for insurance premium cancellations	361	490
Net operating loss and donation carryforward available	207,539	219,963
Impairment on investments	4,575	4,492
Tax credits available for carryforward	3,491	3,629
Unrealized net loss on equity investments	993	—
Settlement payment - closing agreement	5,625	7,313
Unrealized loss on REO valuation	8,143	9,652
Other	5,183	8,813

Deferred tax asset	387,325	469,582

Deferred tax liability:
Unrealized gain on available-for-sale securities, net	6,617	5,348
Differences between the assigned values and tax bases of assets and liabilities recognized in purchase business combinations	2,292	2,762
Unrealized gain on other investments	360	468
Other	3,732	5,976

Deferred tax liability	13,001	14,554

Valuation allowance	(368,882)	(445,759)

Deferred income taxes, net	$5,442	$9,269

For 2011, the Corporation recorded an income tax expense of $9.3 million compared to an income tax expense of $103.1 million for 2010. The lower income tax expense for 2011 is mainly related to the impact in 2010 of an incremental $93.7 million non-cash charge to the valuation allowance of the Bank’s deferred tax asset. The income tax expense for 2011 includes unrecognized tax benefits (“UTBs”) of $3.2 million, including accrued interest, as further discussed below. As of December 31, 2011, the deferred tax

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

asset, net of a valuation allowance of $368.9 million, amounted to $5.4 million compared to $9.3 million as of December 31, 2010. The Corporation continued to increase the valuation allowance related to deferred tax assets created in connection with the operations of its banking subsidiary, FirstBank.

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

In assessing the weight of positive and negative evidence, a significant negative factor that resulted in increases of the valuation allowance was that the Corporation’s banking subsidiary, FirstBank Puerto Rico, continues in a three-year historical cumulative loss position as of the end of the year 2011, mainly due to charges to the provision for loan and lease losses as a result of the economic downturn. As of December 31, 2011, management concluded that $5.4 million of the deferred tax asset will be realized. The Corporation’s deferred tax assets for which it has not established a valuation allowance relate to profitable subsidiaries and to amounts that can be realized through future reversals of existing taxable temporary differences. To the extent the realization of a portion, or all, of the tax asset becomes “more likely than not” based on changes in circumstances (such as, improved earnings, changes in tax laws or other relevant changes), a reversal of that portion of the deferred tax asset valuation allowance will then be recorded.

The tax effect of the unrealized holding gain or loss on securities available-for-sale, excluding that on securities held by the Corporation’s international banking entities which is exempt, was computed based on a 15% capital gain tax rate, and is included in accumulated other comprehensive income as part of stockholders’ equity.

At December 31, 2011, the Corporation’s gross deferred tax asset related to loss and other carry-forwards was $212.3 million. This was comprised of net operating loss carry-forward of $206.7 million, which will begin expiring in 2019, an alternative minimum tax credit carry-forward of $1.3 million, an extraordinary tax credit carryover of $3.5 million, and a charitable contribution carry-forward of $0.8 million which will begin expiring in 2013.

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

During the third quarter of 2011, the Corporation recorded new UTBs of $2.4 million and related accrued interest of $0.8 million, all of which would, if recognized, affect the Corporations effective tax rate. The Corporation classified all interest and penalties, if any, related to tax uncertainties as income tax expense. As of December 31, 2011, the Corporation’s accrued interest that relates to tax uncertainties amounted to $0.8 million and there is no need to accrue for the payment of penalties. The amount of UTBs may increase or decrease for various reasons, including changes in the amounts for current tax year positions, the expiration of open income tax returns due to the expiration of statutes of limitations, changes in management’s judgment about the level of uncertainty, the status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. The years 2007 through 2009 have been examined by the United States Internal Revenue Service (“IRS”) and disputed issues have been taken to administrative appeals. Although the timing of the resolution and/or closure of audits is highly uncertain, the Corporation believes it is reasonably possible that the IRS will conclude this audit within the next twelve months. If any issues addressed in the IRS audit are resolved in a manner not consistent with the Corporation’s expectations, the Corporation could be required to adjust its provision for income taxes in the period such resolution occurs. The Corporation currently cannot reasonbaly estimate a range of possible changes to existing reserves

During the second quarter of 2009, the Corporation reversed UTBs of $10.8 million and related accrued interest of $5.3 million due to the lapse of the statute of limitations for the 2004 taxable year. Also, in July 2009, the Corporation entered into an agreement with the Puerto Rico Department of the Treasury to conclude an income tax audit and to eliminate all possible income and withholding tax deficiencies related to taxable years 2005, 2006, 2007 and 2008. As a result of such agreement, the Corporation reversed during the third quarter of 2009 the remaining UTBs and related interest by approximately $2.9 million, net of the payment made to the Puerto Rico Department of the Treasury in connection with the conclusion of the tax audit. For the year ended on December 31, 2009, the total amount of accrued interest reversed by the Corporation through income tax expense was $6.8 million.

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the balances of UTBs:

Reconciliation of the Change in Unrecognized Tax Benefits
(In thousands)
	2011	2010	2009
Balance at beginning of year	$—	$—	$15,600
Increases related to positions taken during prior years	2,374	—	173
Decreases related to positions taken during prior years	—	—	(317)
Expiration of statute of limitations	—	—	(10,733)
Audit settlement	—	—	(4,723)

Balance at end of year	$2,374	$—	$—

The Corporation’s liability for income taxes includes the liability for UTBs, and interest which relates to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the PR Code is 4 years; and for Virgin Islands and U.S. income tax purposes is 3 years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. All tax years subsequent to 2009 remain open to examination under the PR Code, taxable years from 2008 remain open to examination for Virgin Islands and U.S. income tax purpose.

Note 27 — Lease Commitments

As of December 31, 2010, certain premises are leased with terms expiring through the year 2036. The Corporation has the option to renew or extend certain leases beyond the original term. Some of these leases require the payment of insurance, increases in property taxes and other incidental costs. As of December 31, 2011, the obligation under various leases follows:

Amount
(In thousands)

2012	$8,527
2013	6,764
2014	5,803
2015	4,940
2016	4,487
2017 and later years	19,357

Total	$49,878

Rental expense included in occupancy and equipment expense was $10.0 million in 2011 (2010 — $10.8 million; 2009 —$11.8 million).

Note 28 — Fair Value

Fair Value Option

FASB authoritative guidance permits the measurement of selected eligible financial instruments at fair value.

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Medium-Term Notes

The Corporation elected the fair value option for certain medium term notes that were hedged with interest rate swaps that were previously designated for fair value hedge accounting. As of December 31, 2011 and 2010, these medium-term notes with a principal balance of $15.4 million, had a fair value of $16.0 million and $11.8 million, respectively, recorded in notes payable. Interest paid/accrued on these instruments is recorded as part of interest expense and the accrued interest is part of the fair value of the notes. Electing the fair value option allows the Corporation to eliminate the burden of complying with the requirements for hedge accounting (e.g., documentation and effectiveness assessment) without introducing earnings volatility.

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

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the estimated fair value and carrying value of financial instruments as of December 31, 2011 and December 31, 2010.

	Total Carrying Amount in Statement of Financial Condition December 31, 2011	Fair Value Estimated December 31, 2011	Total Carrying Amount in Statement of Financial Condition December 31, 2010	Fair Value Estimated December 31, 2010
	(In thousands)

Assets:
Cash and due from banks and money market investments	$446,566	$446,566	$370,283	$370,283
Investment securities available for sale	1,923,268	1,923,268	2,744,453	2,744,453
Investment securities held to maturity	—	—	453,387	476,516
Other equity securities	37,951	37,951	55,932	55,932
Loans held for sale	15,822	16,038	300,766	300,766
Loans, held for investment	10,559,392		11,655,436
Less: allowance for loan and lease losses	(493,917)		(553,025)

Loans held for investment, net of allowance	10,065,475	9,618,267	11,102,411	10,581,221

Derivatives, included in assets	1,277	1,277	1,905	1,905

Liabilities:
Deposits	9,907,754	9,974,119	12,059,110	12,207,613
Securities sold under agreements to repurchase	1,000,000	1,102,263	1,400,000	1,513,338
Advances from FHLB	367,440	379,730	653,440	677,866
Notes Payable	23,342	22,476	26,449	24,909
Other borrowings	231,959	160,603	231,959	71,488
Derivatives, included in liabilities	7,834	7,834	6,701	6,701

Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Corporation has elected the fair value option, are summarized below:

	As of December 31, 2011				As of December 31, 2010
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Assets / Liabilities at Fair Value	Level 1	Level 2	Level 3	Assets / Liabilities at Fair Value

Assets:
Securities available for sale :
Equity securities	$41	$—	$—	$41	$59	$—	$—	$59
U.S. Treasury Securities	476,992	—	—	476,992	608,714	—	—	608,714
Non-callable U.S. agency debt	301,585	—	—	301,585	304,257	—	—	304,257
Callable U.S. agency debt and MBS	—	859,818	—	859,818	—	1,622,265	—	1,622,265
Puerto Rico Government Obligations	—	219,369	3,244	222,613	—	134,165	2,676	136,841
Private label MBS	—	—	61,206	61,206	—	—	72,317	72,317
Corporate bonds	—	—	1,013	1,013	—	—	—	—
Derivatives, included in assets:
Interest rate swap agreements	—	378	—	378	—	351	—	351
Purchased interest rate cap agreements	—	—	—	—	—	1	—	1
Purchased options used to manage exposure to the stock market on embeded stock indexed options	—	899	—	899	—	1,553	—	1,553
Liabilities:
Medium-term notes	—	15,968	—	15,968	—	11,842	—	11,842
Derivatives, included in liabilities:
Interest rate swap agreements		6,767	—	6,767	—	5,192	—	5,192
Written interest rate cap agreements	—	—	—	—	—	1	—	1
Embedded written options on stock index deposits and notes payable	—	899	—	899	—	1,508	—	1,508
Forward Contracts	—	168	—	168	—	—	—	—

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in Fair Value for the Year Ended December 31, 2011, for items Measured at Fair Value Pursuant to Election of the Fair Value Option
(In thousands)	Unrealized (Losses) and Interest Expense included in Current-Period Earnings (1)

Medium-term notes	($5,050)

(1)	Changes in fair value for the year ended December 31, 2011 include interest expense on medium-term notes of $0.9 million. Interest expense on medium-term notes that have been elected to be carried at fair value are recorded in interest expense in the Consolidated Statement of Loss based on their contractual coupons.

Changes in Fair Value for the Year Ended December 31, 2010, for items Measured at Fair Value Pursuant to Election of the Fair Value Option
(In thousands)	Unrealized Gains and Interest Expense included in Current-Period Earnings (1)

Medium-term notes	$670

(1)	Changes in fair value for the year ended December 31, 2010 include interest expense on medium-term notes of $0.8 million. Interest expense on medium-term notes that have been elected to be carried at fair value are recorded in interest expense in the Consolidated Statement of Loss based on their contractual coupons.

	Changes in Fair Value for the Year Ended December 31, 2009, for items Measured at Fair Value Pursuant to Election of the Fair Value Option
(In thousands)	Unrealized Gains and Interest Expense included in Interest Expense on Deposits(1)	Unrealized Losses and Interest Expense included in Interest Expense on Notes Payable(1)	Total Changes in Fair Value Unrealized Losses and Interest Expense included in Current-Period Earnings(1)

Callable brokered CDs	$(2,068)	$—	$(2,068)
Medium-term notes	—	(4,069)	(4,069)

	$(2,068)	$(4,069)	$(6,137)

(1)	Changes in fair value for the year ended December 31, 2009 include interest expense on callable brokered CDs of $10.8 million and interest expense on medium-term notes of $0.8 million. Interest expense on callable brokered CDs and medium-term notes that have been elected to be carried at fair value are recorded in interest expense in the Consolidated Statements of Income based on such instruments contractual coupons.

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2011, 2010 and 2009. No level 3 assets were sold in 2011, 2010 or 2009.

	Total Fair Value Measurements (Year Ended December 31, 2011)	Total Fair Value Measurements (Year Ended December 31, 2010)		Total Fair Value Measurements (Year Ended December 31, 2009)
Level 3 Instruments Only (In thousands)	Securities Available For Sale(2)	Derivatives(1)	Securities Available For Sale(2)	Derivatives(1)	Securities Available For Sale(2)

Beginning balance	$74,993	$4,199	$84,354	$760	$113,983
Total gains or (losses) (realized/unrealized):
Included in earnings	(1,971)	(1,152)	(582)	3,439	(1,270)
Included in other comprehensive income	3,946	—	5,613	—	(2,610)
New instruments acquired	—	—	2,584	—	—
Held-to-Maturity investment securities reclassified to Available-for-Sale	2,000	—	—	—	—
Principal repayments and amortization	(13,505)	—	(16,976)	—	(25,749)
Other (1)	—	(3,047)	—	—	—

Ending balance	$65,463	$—	$74,993	$4,199	$84,354

(1)	Amounts related to the valuation of interest rate cap agreements. The counterparty to these interest rate cap agreements failed on April 30, 2010 and was acquired by another financial institution through an FDIC assisted transaction. The Corporation currently has a claim with the FDIC.
(2)	Amounts mostly related to certain private label mortgage-backed securities.

The table below summarizes changes in unrealized gains and losses recorded in earnings for the years ended December 31, 2011, 2010 and 2009 for Level 3 assets and liabilities that are still held at the end of each year.

Level 3 Instruments Only	Changes in Unrealized Losses (Year Ended December 31, 2011)	Changes in Unrealized Losses (Year Ended December 31, 2010)	Changes in Unrealized Gains (Losses) (Year Ended December 31, 2009)
(In thousands)	Securities Available For Sale	Securities Available For Sale	Derivatives	Securities Available For Sale
Changes in unrealized losses relating to assets still held at reporting date(1) :
Interest income on loans	$—	$—	$45	$—
Interest income on investment securities	—	—	3,394	—
Net impairment losses on investment securities (credit component)	(1,971)	(582)	—	(1,270)

	$(1,971)	$(582)	$3,439	$(1,270)

(1)	Unrealized gain of $3.9 million was recognized on Level 3 available-for-sale securities as part of other comprehensive income for the year ended December 31, 2011, while unrealized losses of $5.6 million and $2.6 million were recognized for the years ended December 31, 2010 and 2009, respectively.

Additionally, fair value is used on a non-recurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost-or-market accounting (e.g., loans held for sale carried at the lower of cost or fair value and repossessed assets) or write-downs of individual assets (e.g., goodwill, loans).

As of December 31, 2011, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

				Losses recorded for
				the Year Ended
	Carrying value as of December 31, 2011			December 31, 2011
	Level 1	Level 2	Level 3
	(In thousands)

Loans receivable (1)	$—	$—	$703,855	$200,263
Other Real Estate Owned (2)	—	—	114,292	10,855

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral. The fair values are derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g. absorption rates), which are not market observable.
(2)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates), which are not market observable. Losses are related to market valuation adjustments after the transfer from the loan to the Other real estate owned (“OREO”) portfolio.

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

				Losses recorded for
				the Year Ended
	Carrying value as of December 31, 2010			December 31, 2010
	Level 1	Level 2	Level 3
	(In thousands)

Loans receivable (1)	$—	$—	$1,261,612	$273,243
Other Real Estate Owned (2)	—	—	114,292	15,661
Loans held for sale (3)	—	19,148	281,618	103,536

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral. The fair values are derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g. absorption rates), which are not market observable.
(2)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates), which are not market observable. Losses are related to market valuation adjustments after the transfer from the loan to the OREO portfolio.
(3)	Fair value is primarily derived from quotations based on the mortgage-backed securities market for level 2 assets. Level 3 loans held for sale are associated with the $447 million loans transferred to held for sale during the fourth quarter of 2010 recorded at a value of $281.6 million, or the sales price established for these loans by agreement entered into in February 2011. The Corporation completed the sale of substantially all of these loans on February 16, 2011.

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

The fair value of brokered CDs, which are included within deposits, is determined using discounted cash flow analyses over the full term of the CDs. The fair value of the CDs is computed using the outstanding principal amount. The discount rates used are based on brokered CD market rates as of December 31, 2011. The fair value does not incorporate the risk of nonperformance, since interests in brokered CDs are generally sold by brokers in amounts of less than $250,000 and, therefore, insured by the FDIC.

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

Certain derivatives with limited market activity, as is the case with derivative instruments named as “reference caps,” were valued using models that consider unobservable market parameters (Level 3). Reference caps were used mainly to hedge interest rate risk inherent in private label MBS, thus were tied to the notional amount of the underlying fixed-rate mortgage loans originated in the United States. The counterparty to these derivative instruments failed on April 30, 2010. The Corporation currently has a claim with the FDIC and the exposure to fair value of $3.0 million was recorded as an accounts receivable. The Corporation no longer accounts for these reference caps as derivative instruments. In the past, significant inputs used for the fair value determination consisted of specific characteristics such as information used in the prepayment model which follow the amortizing schedule of the underlying loans, which is an unobservable input. The valuation model uses the Black formula, which is a benchmark standard in the financial industry. The Black formula is similar to the Black-Scholes formula for valuing stock options except that the spot price of the underlying is replaced by the forward price. The Black formula uses as inputs the strike price of the cap, forward LIBOR rates, volatility estimates and discount rates to estimate the option value. LIBOR rates and swap rates are obtained from Bloomberg L.P. (“Bloomberg”) every day and build a zero coupon curve based on the Bloomberg LIBOR/Swap curve. The discount factor is then calculated from the zero coupon curve. The cap is the sum of all caplets. For each caplet, the rate is reset at the beginning of each reporting period and payments are made at the end of each period. The cash flow of each caplet is then discounted from each payment date.

Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments resulted in an unrealized gain of approximately $0.8 million as of December 31, 2011.

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Term notes payable

The fair value of term notes is determined using a discounted cash flow analysis over the full term of the borrowings. The model assumes that the embedded options are exercised economically. The fair value of medium-term notes is determined using a discounted cash flow analysis over the full term of the borrowings computed using the notional amount outstanding. The discount rates used in the valuations consider 3-month LIBOR forward curves and the credit spread at every cash flow. The net gain from fair value changes attributable to the Corporation’s own credit to the medium-term notes for which the Corporation has elected the fair value option amounted to $0.8 million for 2011, compared to an unrealized gain of $1.1 million for 2010 and an unrealized loss of $3.1 million for 2009. The cumulative mark-to-market unrealized gain on the medium-term notes, since measured at fair value, attributable to credit risk amounted to $2.9 million as of December 31, 2011.

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

Note 29 — Supplemental Cash Flow Information

Supplemental cash flow information follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash paid for:

Interest on borrowings	$255,363	$358,294	$494,628
Income tax	2,852	1,248	7,391

Non-cash investing and financing activities:

Additions to other real estate owned	155,621	113,997	98,554
Additions to auto and other repossessed assets	65,049	77,754	80,568
Capitalization of servicing assets	5,150	6,607	6,072
Loan securitizations	214,399	217,257	305,378
Non-cash acquisition of mortgage loans that previously served as collateral of a commercial loan to a local financial institution	—	—	205,395
Loans held for investment transferred to held for sale	—	281,618	—
Change in par value of common stock	—	5,552	—
Preferred Stock exchanged for new common stock issued:
Preferred stock exchanged (Series A through E)	—	476,192	—
New common stock issued	—	90,806	—
Series F preferred stock exchanged for Series G preferred stock:
Preferred stock exchanged (Series F)	—	378,408	—
New Series G preferred stock issued	—	347,386	—
Fair value adjustment on amended common stock warrant	—	1,179	—
Preferred Stock exchanged for new common stock issued:
Preferred stock exchanged (Series G)	361,962	—	—
New common stock issued	89,602	—	—
Loans sold to CPG/GS in exchange for an acquisition loan and an equity interest in CPG/GS	183,709	—	—
Reclassification of Held-to-Maturity investment securities to Available-for-Sale	88,751	—	—

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 30 — Regulatory Matters, Commitments and Contingencies

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

Effective June 2, 2010, FirstBank, by and through its Board of Directors, entered into the FDIC Order with the FDIC and OCIF. This Order provides for various things, including (among other things) the following: (1) having and retaining qualified management; (2) increased participation in the affairs of FirstBank by its board of directors; (3) development and implementation by FirstBank of a capital plan to attain a leverage ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 10% and a total risk-based capital ratio of at least 12%; (4) adoption and implementation of strategic, liquidity and fund management and profit and budget plans and related projects within certain timetables set forth in the FDIC Order and on an ongoing basis; (5) adoption and implementation of plans for reducing FirstBank’s positions in certain classified assets and delinquent and non-accrual loans within timeframes set forth in the FDIC Order; (6) refraining from lending to delinquent or classified borrowers already obligated to FirstBank on any extensions of credit so long as such credit remains uncollected, except where FirstBank’s failure to extend further credit to a particular borrower would be detrimental to the best interests of FirstBank, and any such additional credit is approved by the FirstBank’s Board of Directors; (7) refraining from accepting, increasing, renewing or rolling over brokered CDs without the prior written approval of the FDIC; (8) establishment of a comprehensive policy and methodology for determining the allowance for loan and lease losses and the review and revision of FirstBank’s loan policies, including the non-accrual policy; and (9) adoption and implementation of adequate and effective programs of independent loan review, appraisal compliance and an effective policy for managing FirstBank’s sensitivity to interest rate risk. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the FDIC Order. Although all the regulatory capital ratios exceeded the established “well capitalized” levels and the minimum capital ratio requirements of the FDIC Order at December 31, 2011, because of the FDIC Order with the FDIC, FirstBank cannot be treated as a “well capitalized” institution under regulatory guidance.

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

The FDIC Order imposes no other restrictions on FirstBank’s products or services offered to customers, nor does it or the Written Agreement impose any type of penalties or fines upon FirstBank or the Corporation. Concurrent with the FDIC Order, the FDIC has granted FirstBank temporary waivers to enable it to continue accessing the brokered CD market through March 31, 2012. FirstBank will request approvals for future periods.

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Corporation’s and its banking subsidiary’s regulatory capital positions as of December 31, 2011 and 2010 were as follows:

	Regulatory Requirements
	Actual		For Capital Adequacy Purposes		To be Well-Capitalized-Regular Thresholds		Consent Order Capital requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

At December 31, 2011
Total Capital (to Risk-Weighted Assets)
First BanCorp	$1,742,357	17.12%	$814,418	8%	N/A	N/A	N/A	N/A
FirstBank	$1,688,496	16.58%	$814,789	8%	$1,018,486	10%	$1,222,184	12%

Tier I Capital (to Risk-Weighted Assets)
First BanCorp	$1,607,191	15.79%	$407,209	4%	N/A	N/A	N/A	N/A
FirstBank	$1,553,374	15.25%	$407,395	4%	$611,092	6%	$1,018,486	10%

Leverage ratio
First BanCorp	$1,607,191	11.91%	$539,942	4%	N/A	N/A	N/A	N/A
FirstBank	$1,553,374	11.52%	$539,500	4%	$674,375	5%	$1,078,999	8%

At December 31, 2010
Total Capital (to Risk-Weighted Assets)
First BanCorp	$1,366,951	12.02%	$909,828	8%	N/A	N/A	N/A	N/A
FirstBank	$1,315,580	11.57%	$909,575	8%	$1,136,969	10%	$1,364,363	12%

Tier I Capital (to Risk-Weighted Assets)
First BanCorp	$1,219,854	10.73%	$454,914	4%	N/A	N/A	N/A	N/A
FirstBank	$1,168,523	10.28%	$454,788	4%	$682,181	6%	$1,136,969	10%

Leverage ratio
First BanCorp	$1,219,854	7.57%	$644,805	4%	N/A	N/A	N/A	N/A
FirstBank	$1,168,523	7.25%	$644,283	4%	$805,354	5%	$1,288,567	8%

The following table presents a detail of commitments to extend credit, standby letters of credit and commitments to sell loans:

	December 31,
	2011	2010
	(In thousands)

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
To originate loans	$129,271	$189,437
Unused personal lines of credit	31,134	32,230
Commercial lines of credit	409,297	390,171
Commercial letters of credit	52,340	71,641

Standby letters of credit	25,448	84,338

Commitments to sell loans	20,226	92,147

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

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In general, commercial and standby letters of credit are issued to facilitate foreign and domestic trade transactions. Normally, commercial and standby letters of credit are short-term commitments used to finance commercial contracts for the shipment of goods. The collateral for these letters of credit includes cash or available commercial lines of credit. The fair value of commercial and standby letters of credit is based on the fees currently charged for such agreements, which, as of December 31, 2011 and 2010, was not significant.

The Corporation obtained from GNMA, Commitment Authority to issue GNMA mortgage-backed securities. Under this program, for 2011, the Corporation securitized approximately $214.4 million of FHA/VA mortgage loan production into GNMA mortgage-backed securities.

Lehman Brothers Special Financing, Inc. (“Lehman”) was the counterparty to the Corporation on certain interest rate swap agreements. During the third quarter of 2008, Lehman failed to pay the scheduled net cash settlement due to the Corporation, which constituted an event of default under those interest rate swap agreements. The Corporation terminated all interest rate swaps with Lehman and replaced them with other counterparties under similar terms and conditions. In connection with the unpaid net cash settlement due as of December 31, 2011 under the swap agreements, the Corporation has an unsecured counterparty exposure with Lehman, which filed for bankruptcy on October 3, 2008, of approximately $1.4 million. This exposure was reserved in the third quarter of 2008. The Corporation had pledged collateral of $63.6 million with Lehman to guarantee its performance under the swap agreements in the event payment thereunder was required. As of December 31, 2011, the Corporation maintained a non-performing account receivable of $64.5 million related to the collateral pledged with Lehman.

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

During February 2010, Barclays filed a motion with the court requesting that the Corporation’s claim be dismissed on the grounds that the allegations of the complaint are not sufficient to justify the granting of the remedies therein sought. Shortly thereafter, the Corporation filed its opposition motion. A hearing on the motions was held in court on April 28, 2010. The court, on that date, after hearing the arguments by both sides, concluded that the Corporation’s equitable-based causes of action, upon which the return of the investment securities is being demanded, contain allegations that sufficiently plead facts warranting the denial of Barclays’ motion to dismiss the Corporation’s claim. Accordingly, the judge ordered the case to proceed to trial. Subsequent to the court decision, the district court judge transferred the case to the Lehman bankruptcy court for trial. Upon such transfer, the bankruptcy court began to entertain the pre-trial procedures including discovery of evidence. In this regard, an initial scheduling conference was held before the United States Bankruptcy Court for the Southern District of New York on November 17, 2010, at which time a proposed case management plan was approved. Discovery has commenced pursuant to that case management plan and is currently scheduled for completion by March 31, 2012, but this timing is subject to adjustment. While the Corporation believes it has valid reasons to support its claim for the return of the securities, the Corporation may not succeed in its litigation against Barclays to recover all or a substantial portion of the securities.

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

As of December 31, 2011, First BanCorp and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. Management believes that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position or results of operations.

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 31 — Derivative Instruments and Hedging Activities

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

The Corporation designates a derivative as a fair value hedge, cash flow hedge or as an economic undesignated hedge when it enters into the derivative contract. As of December 31, 2011 and 2010, all derivatives held by the Corporation were considered economic undesignated hedges. These undesignated hedges are recorded at fair value with the resulting gain or loss recognized in current earnings.

The following summarizes the principal derivative activities used by the Corporation in managing interest rate risk:

Interest rate cap agreements - Interest rate cap agreements provide the right to receive cash if a reference interest rate rises above a contractual rate. The value increases as the reference interest rate rises. The Corporation enters into interest rate cap agreements for protection from rising interest rates. Specifically, the interest rate on certain of the Corporation’s commercial loans to other financial institutions is generally a variable rate limited to the weighted-average coupon of the referenced residential mortgage collateral, less a contractual servicing fee. During the second quarter of 2010, the counterparty for interest rate caps for certain private label MBS was taken over by the FDIC, which resulted in the immediate cancelation of all outstanding commitments, and as a result, interest rate caps with a notional amount of $90.4 million are no longer considered to be derivative financial instruments. The total exposure to fair value of $3.0 million related to such contracts was reclassified to an account receivable.

Interest rate swaps - Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of December 31, 2011, most of the interest rate swaps outstanding are used for protection against rising interest rates. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.

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

Forward Contracts - Forward contracts are sales of to-be-announced (“TBA”) mortgage-backed securities that will settle over the standard delivery date and do not qualify as “regular way” security trades. Regular-way security trades are contracts with no net settlement provision and no market mechanism to facilitate net settlement and they provide for delivery of a security within the time generally established by regulations or conventions in the market-place or exchange in which the transaction is being executed. The forward sales are considered derivative instruments that need to be marked-to-market. These securities are used to hedge the FHA/VA residential mortgage loans securitizations of the mortgage-banking operations. Unrealized gains (losses) are recognized as part of mortgage banking activities in the Consolidated Statement of Loss.

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

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the notional amounts of all derivative instruments as of December 31, 2011 and December 31, 2010:

	Notional Amounts
	As of December 31, 2011	As of December 31, 2010
	(In thousands)
Economic undesignated hedges:

Interest rate contracts:
Interest rate swap agreements used to hedge loans	$39,786	$41,248
Written interest rate cap agreements	67,894	71,602
Purchased interest rate cap agreements	67,894	71,602

Equity contracts:
Embedded written options on stock index deposits and notes payable	46,515	53,515
Purchased options used to manage exposure to the stock market on embedded stock index options	46,515	53,515
Forward Contracts		—
Sale of TBA GNMA MBS pools	19,000	—

	$287,604	$291,482

The following table summarizes the fair value of derivative instruments and the location in the statement of financial condition as of December 31, 2011 and 2010:

	Asset Derivatives			Liability Derivatives
		As of December 31,			As of December 31,
		2011	2010		2011	2010
	Statement of Financial Condition Fair Location	Fair Value	Fair Value	Statement of Financial Condition Location	Fair Value	Fair Value
	(In thousands)

Economic undesignated hedges:

Interest rate contracts:
Interest rate swap agreements used to hedge loans	Other assets	$378	$351	Accounts payable and other liabilities	$6,767	$5,192
Written interest rate cap agreements	Other assets	—	—	Accounts payable and other liabilities	—	1
Purchased interest rate cap agreements	Other assets	—	1	Accounts payable and other liabilities	—	—

Equity contracts:
Embedded written options on stock index deposits	Other assets	—	—	Interest-bearing deposits	—	—
Embedded written options on stock index notes payable	Other assets	—	—	Notes payable	899	1,508
Purchased options used to manage exposure to the stock market on embedded stock index options	Other assets	899	1,553	Accounts payable and other liabilities	—	—
Forward Contracts:
Sales of TBA GNMA MBS pools	Other assets	—	—	Accounts payable and other liabilities	168	—

		$1,277	$1,905		$7,834	$6,701

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the effect of derivative instruments on the statement of loss for the years ended December 31, 2011, 2010 and 2009:

	Location of Gain or (Loss)	Gain or (Loss) Year Ended December 31,
	Recognized in Income on Derivatives	2011	2010	2009
		(In thousands)

ECONOMIC UNDESIGNATED HEDGES:
Interest rate contracts:
Interest rate swap agreements used to hedge fixed-rate:
Brokered CDs	Interest expense - Deposits	$—	$—	$(5,236)
Notes payable	Interest expense - Notes payable and other borrowings	—	—	3
Loans	Interest income - Loans	(1,548)	(92)	2,023
Written and purchased interest rate cap agreements - mortgage-backed securities	Interest income - Investment securities	—	(1,136)	3,394
Written and purchased interest rate cap agreements - loans	Interest income - loans	—	(38)	102
Equity contracts:
Embedded written and purchased options on stock index deposits	Interest expense - Deposits	—	(2)	(85)
Embedded written and purchased options on stock index notes payable	Interest expense - Notes payable and other borrowings	(45)	51	(202)
Forward contracts:
Sales of TBA GNMA MBS pools	Mortgage banking activities	(168)

Total (loss) gain on derivatives		$(1,761)	$(1,217)	$(1)

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

A summary of interest rate swaps as of December 31, 2011 and 2010 follows:

	As of December 31, 2011	As of December 31, 2010
	(Dollars in thousands)

Pay fixed/receive floating:
Notional amount	$39,786	$41,248
Weighted-average receive rate at period end	2.13%	2.14%
Weighted-average pay rate at period end	6.82%	6.83%
Floating rates range from 167 to 252 basis points over 3-month LIBOR

As of December 31, 2011, the Corporation has not entered into any derivative instrument containing credit-risk-related contingent features.

Credit and Market Risk of Derivatives

The Corporation uses derivative instruments to manage interest rate risk. By using derivative instruments, the Corporation is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the Corporation’s fair value gain in the derivative. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty owes the Corporation and, therefore, creates a credit risk for the Corporation. When the fair value of a derivative instrument contract is negative, the Corporation owes the counterparty and, therefore, it has no credit risk. The Corporation minimizes the credit risk in derivative instruments by entering into transactions with reputable broker dealers (financial institutions) that are reviewed periodically by the Corporation’s Management’s Investment and Asset Liability Committee (MIALCO) and by the Board of Directors. The Corporation also maintains a policy of requiring that all derivative instrument contracts be governed by an International Swaps and Derivatives Association Master Agreement, which includes a provision for netting; most of the Corporation’s agreements with derivative counterparties include bilateral collateral arrangements. The bilateral collateral arrangement permits the counterparties to perform margin calls in the form of cash or securities in the event that the fair market value of the derivative favors either

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

counterparty. The book value and aggregate market value of securities pledged as collateral for interest rate swaps as of December 31, 2011 was $6.6 million and $7.1 million, respectively (2010 — $40.6 million and $42.4 million, respectively). The Corporation has a policy of diversifying derivatives counterparties to reduce the risk that any counterparty will default.

The Corporation has credit risk of $1.3 million (2010 — $1.9 million) related to derivative instruments with positive fair values. The credit risk does not consider the value of any collateral and the effects of legally enforceable master netting agreements. There were no credit losses associated with derivative instruments recognized in 2011, 2010 or 2009. As of December 31, 2011, the Corporation had a total net interest settlement payable of $0.2 million (2010 — net interest settlement payable of $0.1 million) related to the swap transactions. The net settlements receivable and net settlements payable on interest rate swaps are included as part of “Other Assets” and “Accounts payable and other liabilities”, respectively, on the Consolidated Statements of Financial Condition.

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

Note 32 — Segment Information

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of December 31, 2011, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States operations and Virgin Islands operations. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments.

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

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information about the reportable segments (in thousands):

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total

For the year ended December 31, 2011:
Interest income	$118,346	$168,520	$206,494	$64,536	$45,095	$56,624	$659,615
Net (charge) credit for transfer of funds	(61,466)	11,769	(16,002)	49,430	16,269	—	—
Interest expense	—	(41,902)	—	(177,599)	(39,906)	(6,696)	(266,103)

Net interest income	56,880	138,387	190,492	(63,633)	21,458	49,928	393,512

Provision for loan and lease losses	(33,663)	(17,927)	(118,510)	—	(28,211)	(38,038)	(236,349)
Non-interest income	22,272	27,719	8,644	41,588	1,304	10,681	112,208
Direct non-interest expenses	(38,254)	(92,539)	(50,018)	(5,704)	(30,513)	(36,485)	(253,513)

Segment income (loss)	$7,235	$55,640	$30,608	$(27,749)	$(35,962)	$(13,914)	$15,858

Average earnings assets	$2,154,543	$1,448,520	$5,163,940	$3,123,323	$851,608	$889,906	$13,631,840

For the year ended December 31, 2010:
Interest income	$155,058	$186,227	$233,335	$138,695	$51,784	$67,587	$832,686
Net (charge) credit for transfer of funds	(91,280)	7,255	(22,430)	97,436	9,019	—	—
Interest expense	—	(52,306)	—	(266,638)	(45,630)	(6,437)	(371,011)

Net interest income	63,778	141,176	210,905	(30,507)	15,173	61,150	461,675

Provision for loan and lease losses	(76,882)	(51,668)	(359,440)	—	(119,489)	(27,108)	(634,587)
Non-interest income	13,159	28,887	9,044	55,237	896	10,680	117,903
Direct non-interest expenses	(38,963)	(94,677)	(62,991)	(5,876)	(42,361)	(41,571)	(286,439)

Segment (loss) income	$(38,908)	$23,718	$(202,482)	$18,854	$(145,781)	$3,151	$(341,448)

Average earnings assets	$2,646,054	$1,601,581	$5,973,226	$4,846,430	$1,076,876	$975,915	$17,120,082

For the year ended December 31, 2009:
Interest income	$156,729	$199,580	$249,921	$251,949	$67,936	$70,459	$996,574
Net (charge) credit for transfer of funds	(117,486)	(5,160)	(61,990)	184,636	—	—	—
Interest expense	—	(60,661)	—	(342,161)	(65,360)	(9,350)	(477,532)

Net interest income	39,243	133,759	187,931	94,424	2,576	61,109	519,042
Provision for loan and lease losses	(29,717)	(46,198)	(290,081)	—	(188,651)	(25,211)	(579,858)
Non-interest income	8,497	31,992	5,706	84,369	1,460	10,240	142,264
Direct non-interest expenses	(32,314)	(95,337)	(44,874)	(7,416)	(37,704)	(45,364)	(263,009)

Segment (loss) income	$(14,291)	$24,216	$(141,318)	$171,377	$(222,319)	$774	$(181,561)

Average earnings assets	$2,654,504	$1,771,196	$6,313,356	$5,831,078	$1,449,878	$996,508	$19,016,520

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)

Net loss:
Total income (loss) for segments and other	$15,858	$(341,448)	$(181,561)
Other non-interest income (loss) (1)	(4,227)	—	—
Other operating expenses	(84,541)	(79,719)	(89,092)

Income before income taxes	(72,910)	(421,167)	(270,653)
Income tax (expense) benefit	(9,322)	(103,141)	(4,534)

Total consolidated net loss	$(82,232)	$(524,308)	$(275,187)

Average assets:
Total average earning assets for segments	$13,631,840	$17,120,082	$19,016,520
Other average earning assets (1)	39,747	—	—
Average non-earning assets	684,129	750,960	790,702

Total consolidated average assets	$14,355,716	$17,871,042	$19,807,222

(1)	The activities related to the Bank’s equity interest in CPG/GS are presented as an Other non-interest income (loss) and other average earning assets in the table above.

The following table presents revenues and selected balance sheet data by geography based on the location in which the transaction is originated:

	2011	2010	2009
		(In thousands)

Revenues:
Puerto Rico	$637,623	$810,623	$988,743
United States	62,668	61,699	69,396
Virgin Islands	67,305	78,267	80,699

Total consolidated revenues	$767,596	$950,589	$1,138,838

Selected Balance Sheet Information:
Total assets:
Puerto Rico	$11,069,279	$13,495,003	$16,843,767
United States	1,129,846	1,133,971	1,716,694
Virgin Islands	928,150	964,103	1,067,987

Loans:
Puerto Rico	$8,844,885	$10,070,078	$11,614,866
United States	821,652	938,147	1,275,869
Virgin Islands	908,677	947,977	1,058,491

Deposits:
Puerto Rico(1)	$7,015,700	$9,326,613	$10,497,646
United States	1,964,447	1,834,788	1,252,977
Virgin Islands	927,607	897,709	918,424

(1)	For 2011, 2010, and 2009, includes $3.7 billion, $6.1 billion and $7.2 billion, respectively of brokered CDs allocated to the Puerto Rico operations.

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 33 — First BanCorp (Holding Company Only) Financial Information

The following condensed financial information presents the financial position of the Holding Company only as of December 31, 2011 and 2010, and the results of its operations and cash flows for the years ended on December 31, 2011, 2010 and 2009.

Statements of Financial Condition

	As of December 31,
	2011	2010
	(In thousands)

Assets
Cash and due from banks	$41,681	$42,430
Money market investments	3,111	—
Investment securities available for sale, at market:
Equity investments	41	59
Other investment securities	1,300	1,300
Investment in First Bank Puerto Rico, at equity	1,615,304	1,231,603
Investment in First Bank Insurance Agency, at equity	5,338	6,275
Investment in FBP Statutory Trust I	3,093	3,093
Investment in FBP Statutory Trust II	3,866	3,866
Other assets	3,488	5,395

Total assets	$1,677,222	$1,294,021

Liabilities & Stockholders’ Equity
Liabilities:
Other borrowings	$231,959	$231,959
Accounts payable and other liabilities	1,119	4,103

Total liabilities	233,078	236,062

Stockholders’ equity	1,444,144	1,057,959

Total liabilities and stockholders’ equity	$1,677,222	$1,294,021

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Loss

	Year Ended December 31,
	2011	2010	2009
	(In thousands)

Income:
Interest income on other investments	$1	$1	$38
Dividend from First Bank Puerto Rico	—	1,522	46,562
Dividend from other subsidiaries	3,000	1,400	1,000
Other income	212	209	496

	3,213	3,132	48,096

Expense:
Notes payable and other borrowings	7,042	6,956	8,315
Other operating expenses	3,335	2,645	2,698

	10,377	9,601	11,013

Investment related proceeds and impairments on equity securities	679	(603)	(388)

Loss before income taxes and equity in undistributed losses of subsidiaries	(6,485)	(7,072)	36,695

Income tax provision	—	(8)	(6)

Equity in undistributed losses of subsidiaries	(75,747)	(517,228)	(311,876)

Net loss	(82,232)	(524,308)	(275,187)

Other comprehensive (loss) income, net of tax	1,480	(8,775)	(30,896)

Comprehensive (loss) income	$(80,752)	$(533,083)	$(306,083)

FIRST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
	(In thousands)

Cash flows from operating activities:
Net loss	$(82,232)	$(524,308)	$(275,187)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income tax provision	—	8	3
Stock-based compensation recognized	38	71	71
Equity in undistributed losses of subsidiaries	75,747	517,228	311,876
Loss on impairment of investment securities	—	603	388
Net decrease (increase) in other assets	1,228	(2,214)	3,151
Net (decrease) increase in other liabilities	(2,984)	3,434	(144)

Total adjustments	74,029	519,130	315,345

Net cash (used in) provided by operating activities	(8,203)	(5,178)	40,158

Cash flows from investing activities:
Capital contribution to subsidiaries	(457,000)	—	(400,000)
Proceeds from securities litigation settlement	679	—	248

Net cash used in investing activities	(456,321)	—	(399,752)

Cash flows from financing activities:
Proceeds from common stock issued, net of costs	493,274	—	—
Proceeds from preferred stock issued	—	—	400,000
Dividends paid	(26,388)	—	(43,066)
Issuance costs of common stock issued in exchange for preferred stock Series A through E	—	(8,115)	—
Other financing activities	—	—	8

Net cash provided by (used in) financing activities	466,886	(8,115)	356,942

Net increase (decrease) in cash and cash equivalents	2,362	(13,293)	(2,652)

Cash and cash equivalents at the beginning of the year	42,430	55,723	58,375

Cash and cash equivalents at the end of the year	$44,792	$42,430	$55,723

Cash and cash equivalents include:
Cash and due form banks	$41,681	$42,430	$55,423
Money market investments	3,111	—	300

	$44,792	$42,430	$55,723

34 – Subsequent Events

The Corporation has performed an evaluation of all other events occurring subsequent to December 31, 2011; management has determined that there are no additional events occurring in this period that required disclosure in or adjustment to the accompanying financial statements.