Form 10-Q
period 2012-03-31
FIRST BANCORP /PR/
filed 2012-05-11
CIK 1057706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Common stock: 206,134,458 outstanding as of April 30, 2012.

FIRST BANCORP.

INDEX PAGE

Forward Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q or future filings by First BanCorp. (the “Corporation”) with the Securities and Exchange Commission (“SEC”), in the Corporation’s press releases or in other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the word or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “should,” “anticipate” and similar expressions are meant to identify “forward-looking statements.”

First BanCorp wishes to caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and represent First BanCorp’s expectations of future conditions or results and are not guarantees of future performance. First BanCorp advises readers that various factors could cause actual results to differ materially from those contained in any “forward-looking statement.” Such factors include, but are not limited to, the following:

•

uncertainty about whether the Corporation and FirstBank Puerto Rico (“FirstBank” or “the Bank”) will be able to fully comply with the written agreement dated June 3, 2010 (the “Written Agreement”) that the Corporation entered into with the Federal Reserve Bank of New York (the “FED” or “Federal Reserve”) and the order dated June 2, 2010 (the “FDIC Order”) and together with the Written Agreement, (the “Agreements”) that the Corporation’s banking subsidiary, FirstBank entered into with the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (“OCIF”) that, among other things, require the Bank to maintain certain capital levels and reduce its special mention, classified, delinquent and non-performing assets;

•	the risk of being subject to possible additional regulatory actions;

•	uncertainty as to the availability of certain funding sources, such as retail brokered certificates of deposit (“CDs”);

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

•

uncertainty about regulatory and legislative changes for financial services companies in Puerto Rico, the U.S. and the U.S. Virgin Islands (“USVI”) and British Virgin Islands (“BVI”), which could affect the Corporation’s financial performance and could cause the Corporation’s actual results for future periods to differ materially from prior results and anticipated or projected results;

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

The Corporation does not undertake, and specifically disclaims any obligation, to update any “forward- looking statements” to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by the federal securities laws.

Investors should refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of such factors and certain risks and uncertainties to which the Corporation is subject.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In thousands, except for share information)	March 31, 2012	December 31, 2011

ASSETS

Cash and due from banks	$380,065	$206,897

Money market investments:
Federal funds sold	1,069	2,603
Time deposits with other financial institutions	955	955
Other short-term investments	236,116	236,111

Total money market investments	238,140	239,669

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	1,169,822	1,167,265
Other investment securities	673,662	756,003

Total investment securities available for sale	1,843,484	1,923,268

Other equity securities	37,951	37,951

Investment in unconsolidated entities	36,990	43,401

Loans, net of allowance for loan and lease losses of $483,943 (2011 - $493,917)	9,811,842	10,065,475
Loans held for sale, at lower of cost or market	44,352	15,822

Total loans, net	9,856,194	10,081,297

Premises and equipment, net	189,966	194,942
Other real estate owned	135,905	114,292
Accrued interest receivable on loans and investments	47,840	49,957
Other assets	319,088	235,601

Total assets	$13,085,623	$13,127,275

LIABILITIES

Non-interest-bearing deposits	$761,744	$705,789
Interest-bearing deposits	9,146,500	9,201,965

Total deposits	9,908,244	9,907,754

Securities sold under agreements to repurchase	1,000,000	1,000,000
Advances from the Federal Home Loan Bank (FHLB)	353,440	367,440
Notes payable (including $16,016 and $15,968 measured at fair value as of March 31, 2012 and December 31, 2011, respectively)	16,016	23,342
Other borrowings	231,959	231,959
Accounts payable and other liabilities	142,941	152,636

Total liabilities	11,652,600	11,683,131

Commitments and Contingencies (Note 22)

STOCKHOLDERS’ EQUITY

Preferred stock, authorized 50,000,000 shares:
Non-cumulative Perpetual Monthly Income Preferred Stock: issued - 22,004,000 shares, outstanding - 2,521,872 shares, aggregate liquidation value of $63,047	63,047	63,047
Common stock, $0.10 par value, authorized 2,000,000,000 shares; issued 206,629,311 shares (2011 - 205,794,024 shares issued)	20,663	20,579
Less: Treasury stock (at par value)	(49)	(66)

Common stock outstanding, 206,134,458 shares outstanding (2011 - 205,134,171 shares outstanding)	20,614	20,513

Additional paid-in capital	884,938	884,002
Retained earnings	444,202	457,384

Accumulated other comprehensive income, net of tax expense of $7,534 (2011 - $7,751)	20,222	19,198

Total stockholders’ equity	1,433,023	1,444,144

Total liabilities and stockholders’ equity	$13,085,623	$13,127,275

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF LOSS

(Unaudited)

(In thousands, except per share data)	Quarter Ended
	March 31, 2012	March 31, 2011

Interest income:
Loans	$140,526	$157,971
Investment securities	11,212	22,623
Money market investments	369	309

Total interest income	152,107	180,903

Interest expense:
Deposits	36,735	54,059
Securities sold under agreements to repurchase	8,090	13,136
Advances from FHLB	3,241	4,745
Notes payable and other borrowings	2,175	2,684

Total interest expense	50,241	74,624

Net interest income	101,866	106,279

Provision for loan and lease losses	36,197	88,732

Net interest income after provision for loan and lease losses	65,669	17,547

Non-interest income:
Service charges on deposit accounts	3,247	3,332
Other service charges	1,519	1,718
Mortgage banking activities	4,475	6,591
Net gain on sale of investments	26	19,341
Other-than-temporary impairment losses on investment securities:
Total other-than-temporary impairment losses	—	—
Portion of loss previously recognized in other comprehensive income	(1,233)	—

Net impairment losses on investment securities	(1,233)	—
Equity in losses of unconsolidated entities	(6,236)	—
Other non-interest income	6,677	9,503

Total non-interest income	8,475	40,485

Non-interest expenses:
Employees’ compensation and benefits	31,611	30,439
Occupancy and equipment	15,676	15,250
Business promotion	2,547	2,664
Professional fees	5,179	5,137
Taxes, other than income taxes	3,416	3,255
Insurance and supervisory fees	13,008	15,177
Net loss on real estate owned (REO) operations	3,443	5,500
Other non-interest expenses	10,313	5,444

Total non-interest expenses	85,193	82,866

Loss before income taxes	(11,049)	(24,834)

Income tax expense	(2,133)	(3,586)

Net loss	$(13,182)	$(28,420)

Net loss attributable to common stockholders	$(13,182)	$(35,437)

Net loss per common share:

Basic	$(0.06)	$(1.66)

Diluted	$(0.06)	$(1.66)

Dividends declared per common share	$—	$—

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Quarter Ended
	March 31, 2012	March 31, 2011

Net loss	$(13,182)	$(28,420)

Available-for-sale debt securities on which an other-than-temporary impairment has been recognized:
Subsequent unrealized gain on debt securities on which an other-than-temporary impairment has been recognized	3,397	751
Reclassification adjustment for other-than-temporary impairment on debt securities included in net income	(1,233)	—
All other unrealized gains and losses on available-for-sale securities:
All other unrealized holding losses arising during the period	(1,357)	(5,932)
Reclassification adjustments for net gain included in net income	—	(48)
Net unrealized gains on securities reclassified from held to maturity to available for sale	—	2,789
Income tax benefit related to items of other comprehensive income	217	146

Other comprehensive income (loss) for the period, net of tax	1,024	(2,294)

Total comprehensive loss	$(12,158)	$(30,714)

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended
(In thousands)	March 31, 2012	March 31, 2011

Cash flows from operating activities:
Net Loss	$(13,182)	$(28,420)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,440	5,810
Amortization and impairment of core deposit intangible	589	589
Provision for loan and lease losses	36,197	88,732
Deferred income tax expense	714	1,746
Stock-based compensation recognized	—	24
Gain on sale of investments, net	—	(18,710)
Other-than-temporary impairments on investment securities	1,233	—
Derivatives instruments and financial liabilities measured at fair value (gain) loss	(456)	518
Equity in losses of unconsolidated entities	6,236	—
Loss (gain) on sale of premises and equipment and other assets	272	(2,845)
Net gain on sale of loans held for investment and impairments	(132)	(5,505)
Net amortization of premiums, discounts and deferred loan fees and costs	(886)	395
Originations and purchases of loans held for sale	(69,979)	(21,809)
Proceeds from sales and repayments of loans held for sale	96,119	20,427
Amortization of broker placement fees	2,774	5,359
Net amortization of premium and discounts on investment securities	3,754	1,736
(Decrease) increase in accrued income tax payable	(1,787)	1,642
Decrease in accrued interest receivable	1,617	3,481
Decrease in accrued interest payable	(1,198)	(22)
Decrease (increase) in other assets	14,041	(2,355)
Increase (decrease) in other liabilities	4,028	(7,145)

Total adjustments	99,576	72,068

Net cash provided by operating activities	86,394	43,648

Cash flows from investing activities:
Principal collected on loans	592,965	569,498
Loans originated	(457,219)	(503,164)
Purchases of loans	(34,899)	(32,728)
Proceeds from sale of loans held for investment	5,225	330,978
Proceeds from sale of repossessed assets	26,784	21,920
Proceeds from sale of available-for-sale securities	—	41,422
Proceeds from sale of held-to-maturity securities	—	348,798
Purchases of securities available for sale	(164,120)	—
Proceeds from principal repayments and maturities of securities available for sale	140,442	106,117
Proceeds from principal repayments and maturities of securities held to maturity	—	33,726
Additions to premises and equipment	(2,744)	(3,810)
Proceeds from sale of premises and equipment and other assets	1,008	2,940
Proceeds from securities litigation settlement and other proceeds	26	631
Decrease in other equity securities	—	4,500

Net cash provided by investing activities	107,468	920,828

Cash flows from financing activities:
Net decrease in deposits	(2,745)	(348,465)
Repayments of medium-term notes	(6,515)	—
Net FHLB advances paid	(14,000)	(113,000)
Proceeds from common stock sold	1,037	—

Net cash used in financing activities	(22,223)	(461,465)

Net increase in cash and cash equivalents	171,639	503,011
Cash and cash equivalents at beginning of period	446,566	370,283

Cash and cash equivalents at end of period	$618,205	$873,294

Cash and cash equivalents include:
Cash and due from banks	$380,065	$663,581
Money market instruments	238,140	209,713

	$618,205	$873,294

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Quarter Ended
(In thousands)	March 31, 2012	March 31, 2011
Preferred Stock:
Balance at beginning of period	$63,047	$425,009
Accretion of preferred stock discount	—	1,715

Balance at end of period	63,047	426,724

Common Stock outstanding:
Balance at beginning of period	20,513	2,130
Common stock sold	29	—
Restricted stock grants	72	—

Balance at end of period	20,614	2,130

Additional Paid-In-Capital:
Balance at beginning of period	884,002	319,459
Restricted stock grants	(72)	—
Common stock sold	1,008	—
Stock-based compensation recognized	—	24

Balance at end of period	884,938	319,483

Retained Earnings:
Balance at beginning of period	457,384	293,643
Net loss	(13,182)	(28,420)
Accretion of preferred stock discount	—	(1,715)

Balance at end of period	444,202	263,508

Accumulated Other Comprehensive Income (Loss), net of tax:
Balance at beginning of period	19,198	17,718
Other comprehensive income (loss), net of tax	1,024	(2,294)

Balance at end of period	20,222	15,424

Total stockholders’ equity	$1,433,023	$1,027,269

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

PART I – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Financial Statements (unaudited) of First BanCorp. (“First BanCorp” or “the Corporation”) have been prepared in conformity with the accounting policies stated in the Corporation’s Audited Consolidated Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from these statements pursuant to the rules and regulations of the SEC and, accordingly, these financial statements should be read in conjunction with the Audited Consolidated Financial Statements of the Corporation for the year ended December 31, 2011, included in the Corporation’s 2011 Annual Report on Form 10-K. All adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the statement of financial position, results of operations and cash flows for the interim periods have been reflected. All significant intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the quarter ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire year.

Adoption of new accounting requirements and recently issued but not yet effective accounting requirements

The Financial Accounting Standards Board (“FASB”) has issued the following accounting guidance relevant to the Corporation’s operations:

In April 2011, the FASB updated the Accounting Standards Codification (“Codification”) to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this Update remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The Board concluded that this criterion is not a determining factor of effective control. Consequently, the amendments in this Update also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. Eliminating the transferor’s ability criterion and related implementation guidance from an entity’s assessment of effective control should improve the accounting for repurchase agreements and other similar transactions. The amendments in this Update are effective for the first interim or annual period beginning on or after December 15, 2011, and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Corporation adopted this guidance with no impact on the financial statements.

In May 2011, the FASB updated the Codification to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (IFRSs). The amendments in this Update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements and result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. The amendments in this Update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Corporation adopted this guidance in 2012, refer to note 19 for applicable disclosures. The adoption of this guidance did not have a material impact in the Corporation’s consolidated financial position or results of operations.

In June 2011, the FASB updated the Codification to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Under the amendments, an entity has the option to present the total comprehensive income either in a single continuous statement or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Additionally, this update requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this Update should be applied retrospectively and are effective for fiscal years beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Beginning with the financial statements for the quarter and six-month period ended June 30, 2011, the Corporation is following the guidance of separate but consecutive presentation of the statement of net income and the statement of other comprehensive income.

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

In December 2011, the FASB updated the Codification to clarify the guidance on the derecognition of in substance real estate in order to resolve the diversity in practice when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. That is, even if the reporting entity ceases to have a controlling financial interest, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. The Corporation is currently evaluating the impact, if any, of the adoption of this guidance on its consolidated financial statements.

In December 2011, the FASB updated the Codification to enhance and provided converged disclosures about financial and derivative instruments that are either offset on the balance sheet, or are subject to an enforceable master netting arrangement (or other similar arrangement). Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments in this Update are effective for interim and annual period beginning on or after January 1, 2013. The Corporation is currently evaluating the impact of the adoption of this guidance, if any, on its consolidated financial statements.

2 – EARNINGS PER COMMON SHARE

The calculations of earnings per common share for the quarters ended on March 31, 2012 and 2011 are as follows:

	Quarter Ended
	March 31, 2012	March 31, 2011
	(In thousands, except per share data)

Net loss:
Net loss	$(13,182)	$(28,420)
Cumulative convertible preferred stock dividend (Series G)	—	(5,302)
Preferred stock discount accretion (Series G)	—	(1,715)

Net loss attributable to common stockholders	$(13,182)	$(35,437)

Average common shares outstanding	205,217	21,303
Average potential common shares	—	—

Average common shares outstanding- assuming dilution	205,217	21,303

Basic loss per common share	$(0.06)	$(1.66)

Diluted loss per common share	$(0.06)	$(1.66)

Loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average common shares issued and outstanding. Net loss attributable to common stockholders represents net loss adjusted for preferred stock dividends including dividends declared, and cumulative dividends related to the current dividend period that have not been declared as of the end of the period, and the accretion of discount on preferred stock issuances. Basic weighted average common shares outstanding exclude unvested shares of restricted stock.

Potential common shares consist of common stock issuable under the assumed exercise of stock options, unvested shares of restricted stock, and outstanding warrants using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from the exercise, in addition to the amount of compensation cost attributable to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options, unvested shares of restricted stock, and outstanding warrants that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share. For the quarters ended March 31, 2012 and 2011, there were 120,221 and 131,532 outstanding stock options, respectively; warrants outstanding to purchase 1,285,899 and 389,483 shares of common stock, respectively, and 719,500 and 716 unvested shares of restricted stock, respectively, which were excluded from the computation of diluted earnings per common share because their inclusion would have an antidilutive effect.

3 – STOCK-BASED COMPENSATION PLAN

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

Stock options outstanding under the 1997 stock option plan as of March 31, 2012 follows:

	Quarter Ended March 31, 2012
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)

Beginning of period	129,934	$202.99
Options expired	(9,713)	140.25

End of period outstanding and exercisable	120,221	$208.08	3.55	$—

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

Under the Omnibus Plan, late in the first quarter of 2012, the Corporation issued 719,500 shares of restricted stock which will vest based on the employees’ continued service with the Corporation. Fifty percent (50%) of the shares vest in two years from the grant date and the remaining 50% vest in three years from the grant date. Included in the 719,500 shares of restricted stock are 557,000 shares granted to certain senior executive officers consistent with the requirements of the Troubled Asset Relief Program (“TARP”) Interim Final Rule. Notwithstanding the vesting period mentioned above, the employees covered by TARP are restricted from transferring the shares. Specifically, the stock that has otherwise vested may not become transferable at any time earlier than as permitted under the schedule set forth by TARP, which is based on the repayment in 25% increments of the aggregate financial assistance received from the U.S. Department of Treasury (the “Treasury”).

The following table summarizes the restricted stock activity in 2012 under the Omnibus Plan for both executive officers covered by the TARP requirements and other employees:

	Quarter Ended March 31, 2012
	Number of shares of restricted stock	Weighted-Average Grant Date Fair Value

Non-vested shares at beginning of period	—	$—
Granted	719,500	2.45

Non-vested shares at March 31, 2012	719,500	$2.45

As of March 31, 2012, there was $1.7 million of total unrecognized compensation cost related to nonvested shares of restricted stock. That cost is expected to be recognized for 50% of the awards over a two year period and the other 50% over a three year period, as if they were multiple awards. No shares of restricted stock were granted or vested during the first quarter of 2011.

The fair value of the shares of restricted stock granted was based on the market price of the Corporation’s outstanding common stock on the date of the grant, $4.00. For the 557,000 shares of restricted stock granted under the TARP requirements, the market price was discounted due to post-vesting restrictions. For purposes of computing the discount, the Corporation assumes a common stock appreciation of 25% and a holding period by the Treasury of its outstanding common stock of the Corporation of 3 years, resulting in a fair value of $2.00 for restricted shares granted under the TARP requirements. Also, the Corporation uses empirical data to estimate employee termination, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.

No compensation cost has been recognized yet in the consolidated statement of loss for these awards in 2012. For the quarter ended March 31, 2011, the Corporation recognized $23,333 of stock based compensation related to 720 shares of restricted stock granted in 2008 to members of the Board of Directors that vested in the fourth quarter of 2011.

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

4 – INVESTMENT SECURITIES

Investment Securities Available for Sale

The amortized cost, non-credit loss component of other-than-temporary impairment (“OTTI”) on securities with changes in fair value recorded in other comprehensive income (“OCI”), gross unrealized gains and losses recorded in OCI, approximate fair value, weighted-average yield and contractual maturities of investment securities available for sale as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012						December 31, 2011
		Non-Credit Loss Component of OTTI	Gross			Weighted		Non-Credit Loss Component of OTTI	Gross			Weighted
	Amortized	Recorded	Unrealized		Fair	average	Amortized	Recorded	Unrealized		Fair	average
	cost	in OCI	gains	losses	value	yield%	cost	in OCI	gains	losses	value	yield%
	(Dollars in thousands)
U.S. Treasury securities:
Due within one year	$375,137	$—	$2	$18	$375,121	0.16	$476,665	$—	$327	$—	$476,992	0.34

Obligations of U.S. Government sponsored agencies:
Due within one year	300,071	—	424	—	300,495	1.15	300,381	—	1,204	—	301,585	1.15

Puerto Rico Government obligations:
Due within one year	8,560	—	57	—	8,617	4.20	8,560	—	110	—	8,670	4.20
After 1 to 5 years	9,600	—	165	—	9,765	5.41	70,590	—	171	1	70,760	2.63
After 5 to 10 years	118,977	—	590	—	119,567	4.94	118,186	—	76	13	118,249	5.07
After 10 years	23,394	—	836	—	24,230	5.77	24,154	—	781	1	24,934	5.74

United States and Puerto Rico Government obligations	835,739	—	2,074	18	837,795	1.45	998,536	—	2,669	15	1,001,190	1.47

Mortgage-backed securities:
FHLMC certificates:
Due within one year	625	—	5	—	630	3.68	—	—	—	—	—	—
After 1 to 5 years	—	—	—	—	—	—	928	—	8	—	936	3.67
After 10 years	100,307	—	329	11	100,625	2.41	24,974	—	238	—	25,212	2.59

	100,932	—	334	11	101,255	2.42	25,902	—	246	—	26,148	2.62

GNMA certificates:
After 1 to 5 years	175	—	9	—	184	3.80	179	—	9	—	188	3.88
After 5 to 10 years	541	—	44	—	585	4.10	596	—	47	—	643	4.09
After 10 years	684,765	—	43,373	—	728,138	4.00	717,237	—	43,938	—	761,175	3.98

	685,481	—	43,426	—	728,907	4.00	718,012	—	43,994	—	762,006	3.98

FNMA certificates:
After 1 to 5 years	724	—	29	—	753	3.81	1,019	—	42	—	1,061	3.82
After 5 to 10 years	17,353	—	915	—	18,268	3.99	18,826	—	1,007	—	19,833	3.97
After 10 years	92,931	—	3,107	10	96,028	3.80	47,485	—	3,285	—	50,770	5.46

	111,008	—	4,051	10	115,049	3.83	67,330	—	4,334	—	71,664	5.02

Other mortgage pass-through trust certificates:
After 10 years	81,043	31,951	10,537	—	59,629	2.48	85,014	31,951	8,143	—	61,206	2.19

Total mortgage-backed securities	978,464	31,951	58,348	21	1,004,840	3.69	896,258	31,951	56,717	—	921,024	3.85

Corporate bonds:
After 10 years	1,447	434	—	230	783	5.80	1,447	434	—	—	1,013	5.80

Equity securities (without contractual maturity) (1)	77	—	—	11	66	—	77	—	—	36	41	—

Total investment securities available for sale	$1,815,727	$32,385	$60,422	$280	$1,843,484	2.66	$1,896,318	$32,385	$59,386	$51	$1,923,268	2.60

(1)	Represents common shares of another financial institution in Puerto Rico.

Maturities of mortgage-backed securities are based on contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options as was the case with approximately $101 million of Puerto Rico Government Obligations called during the first quarter of 2012. The weighted-average yield on investment securities available-for-sale is based on amortized cost and, therefore, does not give effect to changes in fair value. The net unrealized gain or loss on securities available-for-sale and the non-credit loss component of OTTI are presented as part of OCI.

The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2012 and December 31, 2011. The table also includes debt securities for which an OTTI was recognized and only the amount related to a credit loss was recognized in earnings. Unrealized losses for which OTTI had been recognized have been reduced by any subsequent recoveries in fair value:

	As of March 31, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:

U.S. Government agencies obligations	$367,622	$18	$—	$—	$367,622	$18
Mortgage-backed securities:
FNMA	47,761	10	—	—	47,761	10
FHLMC	29,969	11	—	—	29,969	11
Other mortgage pass-through trust certificates	—	—	59,454	21,414	59,454	21,414
Corporate bonds	—	—	783	664	783	664
Equity securities	66	11	—	—	66	11

	$445,418	$50	$60,237	$22,078	$505,655	$22,128

	As of December 31, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:

Puerto Rico Government obligations	$15,982	$15	$—	$—	$15,982	$15
Mortgage-backed securities:
Other mortgage pass-through trust certificates	—	—	61,017	23,809	61,017	23,809
Corporate bonds	—	—	1,013	434	1,013	434
Equity securities	41	36	—	—	41	36

	$16,023	$51	$62,030	$24,243	$78,053	$24,294

Total proceeds from the sale of securities available for sale during the quarter ended March 31, 2011 amounted to approximately $41.4 million, none in the first quarter of 2012.

Assessment for OTTI

On a quarterly basis, the Corporation performs an assessment to determine whether there have been any events or economic circumstances indicating that a security with an unrealized loss has suffered an OTTI. A debt security is considered impaired if the fair value is less than its amortized cost basis at the reporting date. The accounting literature requires the Corporation to assess whether the unrealized loss is other-than-temporary.

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

Debt securities issued by U.S. government agencies, government-sponsored entities and the U.S. Treasury accounted for more than 87% of the total available-for-sale portfolio as of March 31, 2012 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government. The Corporation’s assessment was concentrated mainly on private label mortgage-backed securities with an amortized cost of $81 million and in the Corporation’s $1.4 million investment in a collateralized debt obligation transaction for which credit losses are evaluated on a quarterly basis. The Corporation considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

No OTTI losses on available-for-sale debt securities were recorded during the quarter ended March 31, 2011.

The following table summarizes the roll-forward of credit losses on debt securities held by the Corporation for which a portion of an OTTI is recognized in OCI:

	Quarter ended March 31,
	2012	2011
(In thousands)
Credit losses at the beginning of the period	$3,823	$1,852
Additions:
Credit losses on debt securities for which an OTTI was previously recognized (1)	1,233	—

Ending balance of credit losses on debt securities held for which a portion of an OTTI was recognized in OCI	$5,056	$1,852

(1)	Related to private label MBS.

During the first quarter of 2012, a $1.2 million credit related impairment loss is related to Private label MBS, which are collateralized by fixed-rate mortgages on single family residential properties in the United States. The interest rate on these private-label MBS is variable, tied to 3-month LIBOR and limited to the weighted-average coupon of the underlying collateral. The underlying mortgages are fixed-rate single family loans with original high FICO scores (over 700) and moderate original loan-to-value ratios (under 80%), as well as moderate delinquency levels.

Based on the expected cash flows derived from the model, and since the Corporation does not have the intention to sell the securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs, only the credit loss component was reflected in earnings. Significant assumptions in the valuation of the private label MBS as of March 31, 2012 and December 31, 2011 were as follow:

	March 31, 2012		December 31, 2011
	Weighted Average	Range	Weighted Average	Range

Discount rate	14.5%	14.5%	14.5%	14.5%
Prepayment rate	28%	18.80% - 39.44%	27%	21.33% - 37.97%
Projected Cumulative Loss Rate	7%	1.36% - 15.71%	6%	1.94% - 11.89%

No OTTI losses on equity securities held in the available-for-sale investment portfolio were recognized for the first quarter of 2012 or 2011.

5 – OTHER EQUITY SECURITIES

Institutions that are members of the Federal Home Loan Bank (“FHLB”) system are required to maintain a minimum investment in FHLB stock. Such minimum is calculated as a percentage of aggregate outstanding mortgages, and an additional investment is required that is calculated as a percentage of total FHLB advances, letters of credit, and the collateralized portion of interest-rate swaps outstanding. The stock is capital stock issued at $100 par value. Both stock and cash dividends may be received on FHLB stock.

As of March 31, 2012 and December 31, 2011, the Corporation had investments in FHLB stock with a book value of $36.7 million. The net realizable value is a reasonable proxy for the fair value of these instruments. Dividend income from FHLB stock for the quarters ended March 31, 2012 and 2011 amounted to $0.4 million and $0.7 million, respectively.

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

The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities as of March 31, 2012 and December 31, 2011 was $1.3 million.

6 – LOANS HELD FOR INVESTMENT

The following is a detail of the loan portfolio held for investment:

	March 31, 2012	December 31, 2011
	(In thousands)

Residential mortgage loans, mainly secured by first mortgages	$2,799,224	$2,873,785

Commercial loans:
Construction loans	399,056	427,863
Commercial mortgage loans	1,500,746	1,565,411
Commercial and Industrial loans	3,774,913	3,856,695
Loans to local financial institutions collateralized by real estate mortgages	269,020	273,821

Commercial loans	5,943,735	6,123,790

Finance leases	242,228	247,003

Consumer loans	1,310,598	1,314,814

Loans held for investment	10,295,785	10,559,392

Allowance for loan and lease losses	(483,943)	(493,917)

Loans held for investment, net	$9,811,842	$10,065,475

Loans held for investment on which accrual of interest income had been discontinued as of March 31, 2012 and December 31, 2011 were as follows:

(Dollars in thousands)	March 31, 2012	December 31, 2011

Non-performing loans:
Residential mortgage	$341,188	$338,208
Commercial mortgage	244,391	240,414
Commercial and Industrial	263,604	270,171
Construction	231,071	250,022
Consumer:
Auto loans	18,616	19,641
Finance leases	3,387	3,485
Other consumer loans	17,156	16,421

Total non-performing loans held for investment	$1,119,413	$1,138,362

The Corporation’s aging of the loans held for investment portfolio as of March 31, 2012 and December 31, 2011, follows:

As of March 31, 2012 (Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)	Total Past Due	Current	Total loans held for investment	90 days past due and still accruing
Residential mortgage:
FHA/VA and other government guaranteed loans (2) (3)	$—	$18,186	$83,995	$102,181	$126,132	$228,313	$83,995
Other residential mortgage loans (3)	—	95,969	356,845	452,814	2,118,097	2,570,911	15,657
Commercial:
Commercial & Industrial loans	27,140	7,373	287,489	322,002	3,721,931	4,043,933	23,885
Commercial mortgage loans (3)	—	17,394	245,980	263,374	1,237,372	1,500,746	1,589
Construction loans (3)	—	533	239,136	239,669	159,387	399,056	8,065
Consumer:
Auto loans	61,801	17,069	18,616	97,486	840,753	938,239	—
Finance leases	11,451	3,447	3,387	18,285	223,943	242,228	—
Other consumer loans	9,439	4,062	17,156	30,657	341,702	372,359	—

Total loans held for investment	$109,831	$164,033	$1,252,604	$1,526,468	$8,769,317	$10,295,785	$133,191

(1)	Includes non-performing loans and accruing loans which are contractually delinquent 90 days or more (i.e. FHA/VA and other guaranteed loans).
(2)	As of March 31, 2012, includes $54.9 million of defaulted loans collateralizing Ginnie Mae (“GNMA”) securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.
(3)	According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve, residential mortgage, commercial mortgage and construction loans are considered past due when the borrower is in arrears 2 or more monthly payments.

As of December 31, 2011 (Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)	Total Past Due	Current	Total loans held for investment	90 days past due and still accruing
Residential mortgage:
FHA/VA and other government guaranteed loans (2) (3)	$—	$17,548	$85,188	$102,736	$165,417	$268,153	$85,188
Other residential mortgage loans (3)	—	90,274	350,495	440,769	2,164,863	2,605,632	12,287
Commercial:
Commercial & Industrial loans	27,674	10,714	294,723	333,111	3,797,405	4,130,516	24,552
Commercial mortgage loans (3)	—	8,891	240,414	249,305	1,316,106	1,565,411	—
Construction loans (3)	—	8,211	258,811	267,022	160,841	427,863	8,789
Consumer:
Auto loans	61,265	18,963	19,641	99,869	837,697	937,566	—
Finance leases	11,110	4,172	3,485	18,767	228,236	247,003	—
Other consumer loans	10,170	4,699	16,421	31,290	345,958	377,248	—

Total loans held for investment	$110,219	$163,472	$1,269,178	$1,542,869	$9,016,523	$10,559,392	$130,816

(1)	Includes non-performing loans and accruing loans which are contractually delinquent 90 days or more (i.e. FHA/VA and other guaranteed loans).
(2)	As of December 31, 2011, includes $66.4 million of defaulted loans collateralizing Ginnie Mae (“GNMA”) securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.
(3)	According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve, residential mortgage, commercial mortgage and construction loans are considered past due when the borrower is in arrears 2 or more monthly payments.

The Corporation’s primary lending area is Puerto Rico. The Corporation’s Puerto Rico banking subsidiary, FirstBank, also lends in the U.S. and British Virgin Islands markets and in the United States (principally in the state of Florida). Of the total gross loans held for investment portfolio of $10.3 billion as of March 31, 2012, approximately 84% have credit risk concentration in Puerto Rico, 8% in the United States and 8% in the Virgin Islands.

As of March 31, 2012, the Corporation had $342.3 million outstanding in credit facilities granted to the Puerto Rico Government and/or its political subdivisions, down from $360.1 million as of December 31, 2011, and $142.0 million granted to the Virgin Islands government, up from $139.4 million as of December 31, 2011. A substantial portion of these credit facilities consist of loans to the central Government. Another portion of these obligations consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power and water utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities in Puerto Rico for which the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment.

Aside from loans extended to the Puerto Rico Government and its political subdivision, the largest loan to one borrower as of March 31, 2012 in the amount of $269.0 million is with one mortgage originator in Puerto Rico. This commercial loan is secured by individual real-estate loans, mostly 1-4 residential mortgage loans.

7 – ALLOWANCE FOR LOAN AND LEASE LOSSES AND IMPAIRED LOANS

The changes in the allowance for loan and lease losses for the periods ended March 31, 2012 and 2011 were as follows:

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total
March 31, 2012
Allowance for loan and lease losses:
Beginning balance	$68,678	$108,992	$164,490	$91,386	$60,371	$493,917
Charge-offs	(5,858)	(3,624)	(13,491)	(17,543)	(10,487)	(51,003)
Recoveries	127	30	822	2,151	1,702	4,832
Provision	2,336	1,578	20,158	7,716	4,409	36,197

Ending balance	$65,283	$106,976	$171,979	$83,710	$55,995	$483,943

Ending balance: specific reserve for impaired loans	$47,105	$57,932	$67,248	$46,796	$5,495	$224,576

Ending balance: general allowance	$18,178	$49,044	$104,731	$36,914	$50,500	$259,367

Loans receivables:
Ending balance	$2,799,224	$1,500,746	$4,043,933	$399,056	$1,552,826	$10,295,785

Ending balance: impaired loans	$600,651	$367,533	$261,438	$222,599	$24,811	$1,477,032

Ending balance: loans with general allowance	$2,198,573	$1,133,213	$3,782,495	$176,457	$1,528,015	$8,818,753

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total
March 31, 2011
Allowance for loan and lease losses:
Beginning balance	$62,330	$105,596	$152,641	$151,972	$80,486	$553,025
Charge-offs	(5,404)	(31,171)	(16,344)	(19,165)	(11,969)	(84,053)
Recoveries	243	67	56	1,927	1,698	3,991
Provision	6,327	13,381	41,486	22,463	5,075	88,732

Ending balance	$63,496	$87,873	$177,839	$157,197	$75,290	$561,695

Ending balance: specific reserve for impaired loans	$43,295	$29,610	$81,989	$98,167	$415	$253,476

Ending balance: general allowance	$20,201	$58,263	$95,850	$59,030	$74,875	$308,219

Loans receivables:
Ending balance	$2,896,692	$1,588,768	$4,262,660	$682,245	$1,659,410	$11,089,775

Ending balance: impaired loans	$566,270	$232,054	$395,979	$365,412	$2,407	$1,562,122

Ending balance: loans with general allowance	$2,330,422	$1,356,714	$3,866,681	$316,833	$1,657,003	$9,527,653

Purchases of loans of $42.0 million during the first quarter of 2012 were consistent with a strategic program established by the Corporation in 2005 to purchase ongoing residential mortgage loan production from mortgage bankers in Puerto Rico. Generally, the loans purchased from mortgage bankers were conforming residential mortgage loans. Purchases of conforming residential mortgage loans provide the Corporation the flexibility to retain or sell the loans, including through securitization transactions depending upon whether the Corporation wants to retain high yielding loans and improve net interest margins or generate profits by selling loans. When the Corporation sells such loans, it generally keeps the servicing of the loans. The Corporation sold approximately $46.9 million of performing residential mortgage loans in the secondary market to FNMA and FHLMC during the first quarter of 2012. Also, the Corporation securitized approximately $54.3 million of FHA/VA mortgage loans into GNMA mortgage-backed securities during the first quarter of 2012.

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

Information regarding impaired loans for the periods ended March 31, 2012 and December 31, 2011 was as follows:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
As of March 31, 2012
With no related allowance recorded:
FHA/VA Guaranteed loans	$—	$—	$—	$—	$—
Other residential mortage loans	185,194	201,403	—	183,138	2,486
Commercial:
Commercial mortgage loans	53,854	57,863	—	35,827	223
Commercial & Industrial Loans	10,356	16,333	—	25,404	6
Construction Loans	37,895	49,851	—	33,826	23
Consumer:
Auto loans	—	—	—	—	—
Finance leases	—	—	—	—	—
Other consumer loans	3,139	3,467	—	2,989	29

	$290,438	$328,917	$—	$281,184	$2,767

With an allowance recorded:
FHA/VA Guaranteed loans	$—	$—	$—	$—	$—
Other residential mortage loans	415,457	463,349	47,105	419,399	2,718
Commercial:
Commercial mortgage loans	313,679	361,271	57,932	199,046	1,898
Commercial & Industrial Loans	251,082	352,562	67,248	237,327	650
Construction Loans	184,704	299,832	46,796	334,316	97
Consumer:
Auto loans	9,897	9,953	3,964	9,304	163
Finance leases	2,143	2,143	57	1,974	52
Other consumer loans	9,632	9,728	1,474	9,655	276

	$1,186,594	$1,498,838	$224,576	$1,211,021	$5,854

Total:
FHA/VA Guaranteed loans	$—	$—	$—	$—	$—
Other residential mortage loans	600,651	664,752	47,105	602,537	5,204
Commercial:
Commercial mortgage loans	367,533	419,134	57,932	234,873	2,121
Commercial & Industrial Loans	261,438	368,895	67,248	262,731	656
Construction Loans	222,599	349,684	46,796	368,142	120
Consumer:
Auto loans	9,897	9,953	3,964	9,304	163
Finance leases	2,143	2,143	57	1,974	52
Other consumer loans	12,771	13,195	1,474	12,644	305

	$1,477,032	$1,827,756	$224,576	$1,492,205	$8,621

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
As of December 31, 2011
With no related allowance recorded:
FHA/VA Guaranteed loans	$—	$—	$—
Other residential mortage loans	181,081	192,757	—
Commercial:
Commercial mortgage loans	13,797	15,283	—
Commercial & Industrial Loans	40,453	45,948	—
Construction Loans	33,759	45,931	—
Consumer:
Auto loans	—	—	—
Finance leases	—	—	—
Other consumer loans	2,840	3,846	—

	$271,930	$303,765	$—

With an allowance recorded:
FHA/VA Guaranteed loans	$—	$—	$—
Other residential mortage loans	423,340	465,495	48,566
Commercial:
Commercial mortgage loans	354,954	383,890	59,167
Commercial & Industrial Loans	223,572	316,641	58,652
Construction Loans	213,388	344,035	44,768
Consumer:
Auto loans	8,710	8,710	1,039
Finance leases	1,804	1,804	41
Other consumer loans	9,678	9,678	2,669

	$1,235,446	$1,530,253	$214,902

Total:
FHA/VA Guaranteed loans	$—	$—	$—
Other residential mortage loans	604,421	658,252	48,566
Commercial:
Commercial mortgage loans	368,751	399,173	59,167
Commercial & Industrial Loans	264,025	362,589	58,652
Construction Loans	247,147	389,966	44,768
Consumer:
Auto loans	8,710	8,710	1,039
Finance leases	1,804	1,804	41
Other consumer loans	12,518	13,524	2,669

	$1,507,376	$1,834,018	$214,902

Interest income of approximately $11.4 million was recognized on impaired loans for the quarter ended March 31, 2011. The average recorded investment in impaired loans for the first quarter of 2011 was $1.5 billion.

The following tables show the activity for impaired loans and the related specific reserve during the three-month period ended March 31, 2012:

March 31, 2012
(In thousands)
Impaired Loans:
Balance at beginning of period	$1,507,376
Loans determined impaired during the period	98,275
Net charge-offs	(38,139)
Increases to impaired loans (disbursements)	4,918
Foreclosures	(41,018)
Loans no longer considered impaired	(25,913)
Paid in full or partial payments	(28,467)

Balance at end of period	$1,477,032

March 31, 2012
(In thousands)
Specific Reserve:
Balance at beginning of period	$214,902
Provision for loan losses	47,813
Net charge-offs	(38,139)

Balance at end of period	$224,576

The Corporation’s credit quality indicators by loan type as of March 31, 2012 and December 31, 2011 are summarized below:

	Commercial Credit Exposure-Credit risk Profile based on Creditworthiness category:
March 31, 2012	Substandard	Doubtful	Loss	Total Adversely Classified	Total Portfolio
	(In thousands)
Commercial Mortgage	$440,949	$10,101	$—	$451,050	$1,500,746
Construction	224,665	38,432	605	263,702	399,056
Commercial and Industrial	437,215	51,681	1,837	490,733	4,043,933

	Commercial Credit Exposure-Credit risk Profile based on Creditworthiness category:
December 31, 2011	Substandard	Doubtful	Loss	Total Adversely Classified	Total Portfolio
	(In thousands)
Commercial Mortgage	$414,355	$8,462	$—	$422,817	$1,565,411
Construction	247,560	32,059	2,916	282,535	427,863
Commercial and Industrial	457,927	31,100	1,373	490,400	4,130,516

The Corporation considered a loan as adversely classified if its risk rating is Substandard, Doubtful or Loss. These categories are defined as follows:

Substandard – A Substandard Asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful – Doubtful classifications have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable. A Doubtful classification may be appropriate in cases where significant risk exposures are perceived, but Loss cannot be determined because of specific reasonable pending factors which may strengthen the credit in the near term.

Loss – Assets classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future. There is little or no prospect for near term improvement and no realistic strengthening action of significance pending.

March 31, 2012	Consumer Credit Exposure-Credit risk Profile based on payment activity
	Residential Real-Estate		Consumer
	FHA/VA/Guaranteed	Other residential loans	Auto	Finance Leases	Other Consumer
	(In thousands)
Performing	$228,313	$2,229,723	$919,623	$238,841	$355,203
Non-performing	—	341,188	18,616	3,387	17,156

Total	$228,313	$2,570,911	$938,239	$242,228	$372,359

December 31, 2011	Consumer Credit Exposure-Credit risk Profile based on payment activity
	Residential Real-Estate		Consumer
	FHA/VA/Guaranteed	Other residential loans	Auto	Finance Leases	Other Consumer
	(In thousands)
Performing	$268,153	$2,267,424	$917,925	$243,518	$360,827
Non-performing	—	338,208	19,641	3,485	16,421

Total	$268,153	$2,605,632	$937,566	$247,003	$377,248

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico and in accordance with the government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction and residential mortgage loans in the U.S. mainland fit the definition of Troubled debt restructurings (“TDR”). A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of March 31, 2012, the Corporation’s total TDR loans of $853.6 million consisted of $386.3 million of residential mortgage loans, $113.8 million of commercial and industrial loans, $223.6 million of commercial mortgage loans, $108.0 million of construction loans and $21.9 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $3.7 million as of March 31, 2012.

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

In addition to residential loans modified in TDRs described above, the Corporation also enters into trial modifications with certain borrowers. Trial modifications generally represent a three month period whereby the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Trial modifications lasting more than three months are considered TDRs. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification where the terms of the loan are formally modified. Approximately 79% of all loans that entered into a trial modification during the last twelve months became permanent modifications as of March 31, 2012. Substantially all permanent modifications are considered TDRs and are included in the TDR disclosures herein. As of March 31, 2012, the Corporation had 202 loans that were in trial modifications and were not considered TDRs, with an unpaid principal balance of $30.8 million and a carrying value of $28.4 million.

For the commercial real estate, commercial and industrial, and the construction portfolios, at the time of the restructuring, the Corporation determines, on a loan by loan basis, whether a concession was granted for economic or legal reasons related to the borrower’s financial difficulty. Concessions granted for commercial loans could include: reductions in interest rates to rates that are considered below market; extension of repayment schedules and maturity dates beyond original contractual terms; waiving of borrower covenants; forgiveness of principal or interest; or other contract changes that would be considered a concession. The Corporation mitigates loan defaults for its commercial loan portfolios through its collections function. The function’s objective is to minimize both early stage delinquencies and losses upon default of commercial loans. In the case of C&I, commercial mortgage and construction loan portfolios, the Special Asset Group (“SAG”) focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of REO. In addition to the management of the resolution process for problem loans, the SAG oversees collection efforts for all loans to prevent migration to the non-performing and/or adversely classified status. The SAG utilizes relationship officers, collection specialists and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary. The SAG utilizes its collections infrastructure of workout collection officers, credit work-out specialists, in-house legal counsel, and third party consultants. In the case of residential construction projects and large commercial loans, the function also utilizes third-party specialized consultants to monitor the residential and commercial construction projects in terms of construction, marketing and sales, and restructuring of large commercial loans. In addition, the Corporation extends, renews and restructures loans with satisfactory credit profiles. Many commercial loan facilities are structured as lines of credit, which are mainly one year in term and therefore are required to be renewed annually. Other facilities may be restructured or extended from time to time based upon changes in the borrower’s business needs, use of funds, timing of completion of projects and other factors. If the borrower is not deemed to have financial difficulties, extensions, renewals and restructurings are done in the normal course of business and not considered concessions, and the loans continue to be recorded as performing.

Selected information on TDRs that includes the recorded investment by loan class and modification type is summarized in the following table. This information reflects all TDRs at March 31, 2012:

	March 31, 2012
(In thousands)	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of Principal and/or interest	Forbearance Agreement (1)	Other (2)	Total
Troubled Debt Restructurings
Non- FHA/VA Residential Mortgage loans	$9,722	$3,885	$336,096	$—	$—	$36,587	$386,290
Commercial Mortgage Loans	73,723	18,466	118,820	838	—	11,772	223,619
Commercial & Industrial Loans	21,856	12,792	20,053	7,537	12,514	39,063	113,815
Construction Loans	6,338	724	4,112	—	90,851	5,990	108,015
Consumer Loans - Auto	—	1,224	7,266	—	—	1,408	9,898
Finance Leases	—	2,143	—	—	—	—	2,143
Consumer Loans - Other	773	574	4,921	27	—	3,549	9,844

Total Troubled Debt Restructurings	$112,412	$39,808	$491,268	$8,402	$103,365	$98,369	$853,624

(1)	Mainly related to one construction relationship amounting to $73.1 million.
(2)	Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation or a combination of the concessions listed in the table.

The following table presents the Corporation’s TDR activity for the quarter ended March 31, 2012:

(In thousands)	Quarter ended March 31, 2012
Beginning Balance of TDRs	$820,499
New TDRs	68,268
Increases to existing TDRs (disbursements)	9,675
Charge-offs post modification	(7,700)
Foreclosures	(9,007)
Removed from TDR classification	(5,059)
Paid-off and partial payments	(23,052)

Ending balance of TDRs	$853,624

TDRs are classified as either accrual or nonaccrual loans. A loan on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure for a minimum of six months and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loans being returned to accrual at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Loan modifications increase Corporation’s interest income by returning a non-performing loan to performing status, if applicable, and increase cash flows by providing for payments to be made by the borrower, and avoid increases in foreclosure and real estate owned (“REO”) costs. The Corporation continues to consider a modified loan as an impaired loan for purposes of estimating the allowance for loan and lease losses. A TDR loan that specifies an interest rate that at the time of the restructuring is greater than or equal to the rate the Corporation is willing to accept for a new loan with comparable risk may not be reported as a TDR or an impaired loan in the calendar years subsequent to the restructuring if it is in compliance with its modified terms. During the quarter ended March 31, 2012, $5.1 million were removed from the TDR classification, as reflected in the table above.

The following table provides a breakdown between accrual and nonaccrual status of TDRs as of March 31, 2012:

	March 31, 2012
(In thousands)	Accrual	Nonaccrual (1)	Total TDRs

Non- FHA/VA Residential Mortgage loans	$281,832	$104,458	$386,290
Commercial Mortgage Loans	123,381	100,238	223,619
Commercial & Industrial Loans	18,751	95,064	113,815
Construction Loans	2,188	105,827	108,015
Consumer Loans - Auto	5,851	4,047	9,898
Finance Leases	2,054	89	2,143
Consumer Loans - Other	7,692	2,152	9,844

Total Troubled Debt Restructurings	$441,749	$411,875	$853,624

(1)	Included in non-accrual loans are $186.5 million in loans that are performing under the terms of the restructuring agreement but are reported in non-accrual until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectibility.

TDRs exclude restructured mortgage loans that are government guaranteed (i.e. FHA/VA loans) totaling $87.3 million. The Corporation excludes government guaranteed loans from TDRs given that in the event that the borrower defaults on the loan, the principal and interest are guaranteed by the U.S. Government, therefore, the risk of loss on these types of loans is very low. The Corporation does not consider loans with government guarantees to be impaired loans for the purpose of calculating the allowance for loan and lease losses.

Loan modifications that are considered TDRs completed during the quarters ended March 31, 2012 and 2011 were as follows:

	Quarter ended March 31, 2012
(Dollars in thousands)	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Non- FHA/VA Residential Mortgage loans	155	$24,792	$25,095
Commercial Mortgage Loans	15	13,290	13,326
Commercial & Industrial Loans	31	28,147	24,890
Construction Loans	1	724	724
Consumer Loans - Auto	154	1,796	1,796
Finance Leases	32	619	619
Consumer Loans - Other	297	1,818	1,818

Total Troubled Debt Restructurings	685	$71,186	$68,268

	Quarter ended March 31, 2011
(Dollars in thousands)	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Non- FHA/VA Residential Mortgage loans	267	$44,844	$46,825
Commercial Mortgage Loans	28	94,802	66,900
Commercial & Industrial Loans	27	61,802	20,272
Construction Loans	1	176	222
Consumer Loans - Auto	224	2,785	2,814
Finance Leases	23	414	427
Consumer Loans - Other	356	2,929	2,959

Total Troubled Debt Restructurings	926	$207,752	$140,419

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

Loan modifications considered troubled debt restructurings that defaulted during the periods ended March 31, 2012 and March 31, 2011 and had been modified in a TDR during the 12-months preceding the default date were as follows:

	Quarter ended March 31, 2012
	Number of contracts	Recorded Investment

Non- FHA/VA Residential Mortgage loans	53	$7,356
Commercial Mortgage Loans	4	2,047
Commercial & Industrial Loans	3	5,894
Construction Loans	—	—
Consumer Loans - Auto	—	—
Consumer Loans - Other	—	—
Finance Leases	2	67

Total	62	$15,364

	Quarter ended March 31, 2011
	Number of contracts	Recorded Investment

Non- FHA/VA Residential Mortgage loans	40	$7,342
Commercial Mortgage Loans	4	542
Commercial & Industrial Loans	—	—
Construction Loans	—	—
Consumer Loans - Auto	—	—
Consumer Loans - Other	—	—
Finance Leases	—	—

Total	44	$7,884

For certain TDRs, the Corporation splits the loans into two new notes, A and B notes. The A note is restructured to comply with the Corporation’s lending standards at current market rates, and is tailored to suit the customer’s ability to make timely interest and principal payments. The B note includes the granting of the concession to the borrower and varies by situation. The B note is charged-off but the obligation is not forgiven to the borrower, and any payments collected are accounted for as recoveries. At the time of restructuring, the A note is identified and classified as a TDR. If the loan performs for at least six months according to the modified terms, the A note may be returned to accrual status. The borrower’s payment performance prior to the restructuring are included in assessing whether the borrower can meet the new terms and may result in that the loans be returned to accrual status at the time of restructuring. In the periods following the calendar year in which a loan was restructured, the Note A may no longer be reported as a TDR if it is on accrual, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the restructure)

The recorded investment in loans restructured using the A/B note restructure workout strategy was approximately $126.4 million at March 31, 2012. The following table provides additional information about the volume of this type of loan restructuring and the effect on the allowance for loan and lease losses in the first quarter of 2012:

(In thousands)
Principal balance deemed collectible at end of period	$126,415

Amount charged-off	$1,949

Charges to the provision for loan losses	$1,051

Allowance for loan losses as of December 31, 2011	$4,971

Of the loans comprising the $126.4 million that have been deemed collectible, approximately $105.8 million were placed in accruing status as the borrowers have exhibited a period of sustained performance. These loans continue to be individually evaluated for impairment purposes.

As of March 31, 2012, the Corporation maintains a $2.8 million reserve for unfunded loan commitments mainly related to outstanding construction loans commitments. The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments at the balance sheet date. It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statement of financial condition.

8 – LOANS HELD FOR SALE

As of March 31, 2012 and December 31, 2011, the Corporation’s loans held for sale portfolio was composed of:

	March 31, 2012	December 31, 2011
	(In thousands)
Residential mortgage loans	$44,352	$11,058
Construction loans	—	4,764

Total	$44,352	$15,822

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

The Corporation designates a derivative as a fair value hedge, cash flow hedge or as an economic undesignated hedge when it enters into the derivative contract. As of March 31, 2012 and December 31, 2011, all derivatives held by the Corporation were considered economic undesignated hedges. These undesignated hedges are recorded at fair value with the resulting gain or loss recognized in current earnings.

The following summarizes the principal derivative activities used by the Corporation in managing interest rate risk:

Interest rate cap agreements – Interest rate cap agreements provide the right to receive cash if a reference interest rate rises above a contractual rate. The value increases as the reference interest rate rises. The Corporation enters into interest rate cap agreements for protection from rising interest rates. Specifically, the interest rate on certain of the Corporation’s commercial loans to other financial institutions is generally a variable rate limited to the weighted-average coupon of the referenced residential mortgage collateral, less a contractual servicing fee. During the second quarter of 2010, the counterparty for interest rate caps for certain private label MBS was taken over by the FDIC, which resulted in the immediate cancelation of all outstanding commitments, and as a result, interest rate caps with a notional amount of $87.0 million are no longer considered to be derivative financial instruments. The total exposure to fair value of $3.0 million related to such contracts was reclassified to an account receivable.

Interest rate swaps – Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of March 31, 2012 and December 31, 2011, most of the interest rate swaps outstanding are used for protection against rising interest rates. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.

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

Forward Contracts – Forward contracts are sales of to-be-announced (“TBA”) mortgage-backed securities that will settle over the standard delivery date and do not qualify as “regular way” security trades. Regular-way security trades are contracts with no net settlement provision and no market mechanism to facilitate net settlement and they provide for delivery of a security within the time generally established by regulations or conventions in the market-place or exchange in which the transaction is being executed. The forward sales are considered derivative instruments that need to be marked-to-market. These securities are used to economically hedge the FHA/VA residential mortgage loans securitizations of the mortgage-banking operations. Unrealized gains (losses) are recognized as part of mortgage banking activities in the Consolidated Statement of Loss.

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

The following table summarizes the notional amounts of all derivative instruments as of March 31, 2012 and December 31, 2011:

	Notional Amounts
	As of March 31, 2012	As of December 31, 2011
	(In thousands)
Economic undesignated hedges:

Interest rate contracts:
Interest rate swap agreements used to hedge loans	$39,392	$39,786
Written interest rate cap agreements	67,650	67,894
Purchased interest rate cap agreements	67,650	67,894

Equity contracts:
Embedded written options on stock index deposits and notes payable	40,000	46,515
Purchased options used to manage exposure to the stock market on embedded stock index options	40,000	46,515
Forward Contracts:
Sale of TBA GNMA MBS pools	8,000	19,000

	$262,692	$287,604

The following table summarizes the fair value of derivative instruments and the location in the Statement of Financial Condition as of March 31, 2012 and December 31, 2011:

	Asset Derivatives			Liability Derivatives
	Statement of	March 31, 2012	December 31, 2011	Statement of	March 31, 2012	December 31, 2011
	Financial Condition Location	Fair Value	Fair Value	Financial Condition Location	Fair Value	Fair Value
	(In thousands)
Economic undesignated hedges:

Interest rate contracts:
Interest rate swap agreements used to hedge loans	Other assets	$349	$378	Accounts payable and other liabilities	$6,406	$6,767
Equity contracts:
Embedded written options on stock index notes payable	Other assets	—	—	Notes payable	—	899
Purchased options used to manage exposure to the stock market on embedded stock index options	Other assets	—	899	Accounts payable and other liabilities	—	—
Forward Contracts:
Sales of TBA GNMA MBS pools	Other assets	7	—	Accounts payable and other liabilities	2	168

		$356	$1,277		$6,408	$7,834

The following table summarizes the effect of derivative instruments in the Consolidated Statement of Loss for the quarters ended March 31, 2012 and March 31, 2011:

		Unrealized Gain (Loss)
	Location of Gain or (Loss) Recognized in Income on Derivatives	Quarter Ended March 31,
		2012	2011
		(In thousands)
ECONOMIC UNDESIGNATED HEDGES:
Interest rate contracts:
Interest rate swap agreements used to hedge fixed-rate:
Loans	Interest income - Loans	$332	$345
Equity contracts:
Embedded written and purchased options on stock index notes payable	Interest expense - Notes payable and other borrowings	—	(5)
Forward contracts:
Sales of TBA GNMA MBS pools	Mortgage Banking Activities	173	(264)

Total gain on derivatives		$505	$76

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

A summary of interest rate swaps as of March 31, 2012 and December 31, 2011 follows:

	As of March 31, 2012	As of December 31, 2011
	(Dollars in thousands)

Pay fixed/receive floating :
Notional amount	$39,392	$39,786
Weighted-average receive rate at period end	2.10%	2.13%
Weighted-average pay rate at period end	6.81%	6.82%
Floating rates range from 167 to 252 basis points over 3-month LIBOR

As of March 31, 2012, the Corporation has not entered into any derivative instrument containing credit-risk-related contingent features.

10 – GOODWILL AND OTHER INTANGIBLES

Goodwill as of March 31, 2012 and December 31, 2011 amounted to $28.1 million, recognized as part of “Other Assets”. The Corporation conducted its annual evaluation of goodwill and intangibles during the fourth quarter of 2011. The evaluation was a two step process. The Step 1 evaluation of goodwill allocated to the Florida reporting unit indicated potential impairment of goodwill. The Step 1 fair value for the unit was below the carrying amount of its equity book value as of the October 1, 2011 valuation date, requiring the completion of Step 2. The Step 2 required a valuation of all assets and liabilities of the Florida unit, including any recognized and unrecognized intangible assets, to determine the fair value of net assets. To complete Step 2, the Corporation subtracted from the unit’s Step 1 fair value the determined fair value of the net assets to arrive at the implied fair value of goodwill. The results of the Step 2 analysis indicated that the implied fair value of goodwill exceeded the goodwill carrying value by $13.7 million, resulting in no goodwill impairment. Goodwill was not impaired as of December 31, 2011, nor was any goodwill written-off due to impairment during 2011. There have been no events related to the Florida reporting unit that could indicate potential goodwill impairment since the date of the last evaluation; therefore, no goodwill impairment evaluation was performed during the first quarter of 2012. Goodwill and other indefinite life intangibles are reviewed at least annually for impairment.

As of March 31, 2012, the gross carrying amount and accumulated amortization of core deposit intangibles was $41.8 million and $30.7 million, respectively, recognized as part of “Other Assets” in the consolidated statements of financial condition (December 31, 2011 – $41.8 million and $30.1 million, respectively). For the quarter ended March 31, 2012, the amortization expense of core deposit intangibles amounted to $0.6 million (2011 – $0.6 million).

11 – VARIABLE INTEREST ENTITIES AND SERVICING ASSETS

The Corporation transfers residential mortgage loans in sale or securitization transactions in which it has continuing involvement, including servicing responsibilities and guarantee arrangements. All such transfers have been accounted for as sales as required by applicable accounting guidance.

When evaluating transfers and other transactions with Variable Interest Entities (“VIEs”) for consolidation, the Corporation first determines if the counterparty is an entity for which a variable interest exists. If no scope exception is applicable and a variable interest exists, the Corporation then evaluates if it is the primary beneficiary of the VIE and whether the entity should be consolidated or not.

Below is a summary of transfers of financial assets to VIEs for which the Corporation has retained some level of continuing involvement:

Ginnie Mae

The Corporation typically transfers first lien residential mortgage loans in conjunction with Ginnie Mae securitization transactions whereby the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by the issuer and, as such, under seller/servicer agreements the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of March 31, 2012, the Corporation serviced loans securitized through GNMA with principal balance of $680.5 million.

Trust Preferred Securities

In 2004, FBP Statutory Trust I, a financing subsidiary of the Corporation, sold to institutional investors $100 million of its variable rate trust preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.1 million of FBP Statutory Trust I variable rate common securities, were used by FBP Statutory Trust I to purchase $103.1 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. Also in 2004, FBP Statutory Trust II, a statutory trust that is wholly-owned by the Corporation, sold to institutional investors $125 million of its variable rate trust preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.9 million of FBP Statutory Trust II variable rate common securities, were used by FBP Statutory Trust II to purchase $128.9 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. The trust preferred debentures are presented in the Corporation’s Consolidated Statement of Financial Condition as Other Borrowings, net of related issuance costs. The variable rate trust preferred securities are fully and unconditionally guaranteed by the Corporation. The $100 million Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and the $125 million issued in September 2004 mature on September 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Debentures may be shortened (such shortening would result in a mandatory redemption of the variable rate trust preferred securities). The trust preferred securities, subject to certain limitations, qualify as Tier I regulatory capital under current Federal Reserve rules and regulations. The Collins Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act eliminates certain trust preferred securities from Tier 1 Capital. These “regulatory capital deductions” for trust preferred securities are to be phased in incrementally over a period of 3 years beginning on January 1, 2013.

Grantor Trusts

During 2004 and 2005, a third party to the Corporation, from now on identified as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates. The seller initially provided the servicing for a fee, which is senior to the obligations to pay trust certificate holders. The seller then entered into a sales agreement through which it sold and issued the trust certificates in favor of the Corporation’s banking subsidiary. Currently, the Bank is the sole owner of the trust certificates; the servicing of the underlying residential mortgages that generate the principal and interest cash flows, is performed by another third party, which receives a fee compensation for services provided, the servicing fee. The securities are variable rate securities indexed to 90 day LIBOR plus a spread. The principal payments from the underlying loans are remitted to a paying agent (servicer) who then remits interest to the Bank; interest income is shared to a certain extent with the FDIC, that has an interest only strip (“IO”) tied to the cash flows of the underlying loans, whereas it is entitled to received the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to the weighted average coupon of the securities. The FDIC became the owner of the IO upon the intervention of the seller, a failed financial institution. No recourse agreement exists and the risk from losses on non accruing loans and repossessed collateral are absorbed by the Bank as the sole holder of the certificates. As of March 31, 2012, the amortized balance of Grantor Trusts amounted to $81 million with a weighted average yield of 2.48%.

Investment in unconsolidated entities

On February 16, 2011, FirstBank sold an asset portfolio consisting of performing and non-performing construction, commercial mortgage and C&I loans with an aggregate book value of $269.3 million to CPG/GS PR NPL, LLC (“CPG/GS” or the “Joint Venture”) organized under the Laws of the Commonwealth of Puerto Rico and majority owned by PRLP Ventures LLC (“PRLP”), a company created by Goldman, Sachs & Co. and Caribbean Property Group. In connection with the sale, the Corporation received $88.5 million in cash and a 35% interest in CPG/GS, and made a loan in the amount of $136.1 million representing seller financing provided by FirstBank. The loan has a 7-year maturity and bears variable interest at 30-day LIBOR plus 300 basis points and is secured by a pledge of all of the acquiring entity’s assets as well as the PRLP’s 65% ownership interest in CPG/GS. As of March 31, 2012, the carrying amount of the loan is $122.6 million and is included in the Corporation’s C&I loan receivable portfolio; the carrying value of FirstBank’s equity interest in CPG/GS is $37.0 million as of March 31, 2012, accounted under the equity method and included as part of Investment in unconsolidated entities in the Consolidated Statements of Financial Condition. When applying the equity method, the Bank follows the Hypothetical Liquidation Book Value method (“HLBV”) to determine its share in CPG/GS earnings or losses. Under HLBV, the Bank determines its share in CPG/GS earnings or losses by determining the difference between its “claim on CPG/GS’s book value” at the end of the period as compared to the beginning of the period. This claim is calculated as the amount the Bank would receive if CPG/GS were to liquidate all of its assets at recorded amounts determined in accordance with GAAP and distribute the resulting cash to the investors, PRLP and FirstBank, according to their respective priorities as provided in the contractual agreement. The Bank reports its share of CPG/GS operating results on a one-quarter lag basis. In addition, as a result of using HLBV, the difference between the Bank’s investment in CPG/GS and its claim in the book value of CPG/GS at the date of the investment, known as the basis difference, is amortized over the estimated life of the investment, or five years as of March 31, 2012. CPG/GS records its loans receivable under the fair value option. Equity in losses of unconsolidated entities for the quarter ended March 31, 2012 of approximately $6.2 million, includes $1.1 million related to the amortization of the basis differential.

FirstBank also provided an $80 million advance facility to CPG/GS to fund unfunded commitments and costs to complete projects under construction, which was fully disbursed in the year ended December 31, 2011, and a $20 million working capital line of credit to fund certain expenses of CPG/GS. These loans bear variable interest at 30-day LIBOR plus 300 basis points. As of March 31, 2012, the carrying value of the advance facility and working capital line were $72.4 million and $0, respectively, and are included in the Corporation’s C&I loan receivable portfolio.

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

The changes in servicing assets are shown below:

	March 31,	March 31,
	2012	2011
	(In thousands)
Balance at beginning of period	$15,226	$15,163
Capitalization of servicing assets	1,406	1,231
Amortization	(661)	(524)
Adjustment to servicing assets for loans repurchased (1)	(67)	(61)
Adjustment to fair value	250	(803)

Balance at end of period	$16,154	$15,006

(1)	Amount represents the adjustment to fair value related to the repurchase in the quarters ended March 31, 2012 and 2011 of $6.5 million and $6.0 million, respectively, in principal balance of loans serviced for others.

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

Changes in the impairment allowance were as follows:

	March 31,	March 31,
	2012	2011
	(In thousands)
Balance at beginning of period	$2,725	$434
Temporary impairment charges	69	974
OTTI of servicing assets	(2,447)	—
Recoveries	(319)	(171)

Balance at end of period	$28	$1,237

The components of net servicing income are shown below:

	March 31,	March 31,
	2012	2011
	(In thousands)
Servicing fees	$1,343	$1,251
Late charges and prepayment penalties	170	244
Adjustment for loans repurchased	(67)	(61)

Servicing income, gross	1,446	1,434
Amortization and impairment of servicing assets	(411)	(1,327)

Servicing income, net	$1,035	$107

The Corporation’s servicing assets are subject to prepayment and interest rate risks. Constant prepayment rate assumptions for the Corporation’s servicing assets for the quarter ended March 31, 2012 and the quarter ended March 31, 2011 were 11.6% and 10.6% for government guaranteed mortgage loans, respectively. For conventional conforming mortgage loans, the Corporation used 12.6% and

12.7% and for conventional non-conforming mortgage loans 13.8% and 11.7% for the periods ended March 31, 2012 and March 31, 2011, respectively. Discount rate assumptions used were 12.0% and 11.3% for government guaranteed mortgage loans; 10.0% and 9.3% for conventional conforming mortgage loans; and 14.3% and 15.0% for conventional non-conforming mortgage loans for the periods ended March 31, 2012 and March 31, 2011, respectively.

At March 31, 2012, fair values of the Corporation’s servicing assets were based on a valuation model that incorporates market driven assumptions, adjusted by the particular characteristics of the Corporation’s servicing portfolio, regarding discount rates and mortgage prepayment rates. The weighted-averages of the key economic assumptions used by the Corporation in its valuation model and the sensitivity of the current fair value to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at March 31, 2012, were as follows:

(in thousands)
Carrying amount of servicing assets	$16,154
Fair value	$17,078
Weighted-average expected life (in years)	8.2

Constant prepayment rate (weighted-average annual rate)	12.18%
Decrease in fair value due to 10% adverse change	$785
Decrease in fair value due to 20% adverse change	$1,513

Discount rate (weighted-average annual rate)	11.10%
Decrease in fair value due to 10% adverse change	$580
Decrease in fair value due to 20% adverse change	$1,124

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

12 – DEPOSITS

The following table summarizes deposit balances:

	March 31, 2012	December 31, 2011
	(In thousands)

Type of account:
Non-interest bearing checking accounts	$761,744	$705,789
Savings accounts	2,244,811	2,145,625
Interest-bearing checking accounts	1,085,075	1,066,753
Certificates of deposit	2,194,387	2,258,216
Brokered certificates of deposit	3,622,227	3,731,371

	$9,908,244	$9,907,754

Brokered CDs mature as follows:

Total
(In thousands)

One to ninety days	$577,255
Over ninety days to one year	1,880,423
Over one year to two years	1,057,184
Over two years to three years	96,372
Over five years	10,993

Total	$3,622,227

The following are the components of interest expense on deposits:

	Quarter Ended
	March 31, 2012	March 31, 2011
	(In thousands)

Interest expense on deposits	$33,961	$48,700
Amortization of broker placement fees	2,774	5,359

Total interest expense on deposits	36,735	54,059

13 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (repurchase agreements) consist of the following:

	March 31, 2012	December 31, 2011
	(In thousands)

Repurchase agreements, interest ranging from 2.45% to 4.38% (December 31, 2011 - 2.50% to 4.40%)	$1,000,000	$1,000,000

Repurchase agreements mature as follows:

March 31, 2012
(In thousands)

One to thirty days	$100,000
Three to five years	600,000
Over five years	300,000

Total	$1,000,000

As of March 31, 2012 and December 31, 2011, the securities underlying such agreements were delivered to the dealers with whom the repurchase agreements were transacted.

Repurchase agreements as of March 31, 2012, grouped by counterparty, were as follows:

Counterparty	Amount	Weighted-Average Maturity
		(In Months)
Dean Witter / Morgan Stanley	$200,000	34
Citigroup Global Markets	300,000	55
JP Morgan Chase	200,000	59
Credit Suisse First Boston	300,000	69

	$1,000,000

14 – ADVANCES FROM THE FEDERAL HOME LOAN BANK (FHLB)

Following is a summary of the advances from the FHLB:

	March 31, 2012	December 31, 2011
	(In thousands)

Fixed-rate advances from FHLB, with a weighted-average interest rate of 3.56% (December 31, 2011 - 3.59%)	$353,440	$367,440

Advances from FHLB mature as follows:

March 31, 2012
(In thousands)

One to thirty days	$5,000
Over thirty to ninety days	15,000
Over ninety days to one year	255,000
One to two years	78,440

Total	$353,440

As of March 31, 2012, the Corporation had additional capacity of approximately $539 million on this credit facility based on collateral pledged at the FHLB, including haircuts reflecting the perceived risk associated with holding the collateral.

15 – NOTES PAYABLE

Notes payable consist of:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)

Callable step-rate notes, bearing step increasing interest from 5.00% to 7.00% (6.00% as of March 31, 2011 and December 31, 2011) maturing on October 18, 2019, measured at fair value	$16,016	$15,968

Dow Jones Industrial Average (DJIA) linked principal protected notes:

Series A maturing on February 28, 2012	—	7,374

	$16,016	$23,342

16 – OTHER BORROWINGS

Other borrowings consist of:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Junior subordinated debentures due in 2034, interest-bearing at a floating-rate of 2.75% over 3-month LIBOR (3.22% as of March 31, 2012 and 3.31% as of December 31, 2011)	$103,093	$103,093

Junior subordinated debentures due in 2034, interest-bearing at a floating-rate of 2.50%over 3-month LIBOR (2.97% as of March 31, 2012 and 3.06% as of December 31, 2011)	128,866	128,866

	$231,959	$231,959

17 – STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2012 and December 31, 2011, the Corporation had 2,000,000,000 authorized shares of common stock with a par value of $0.10 per share. As of March 31, 2012 and December 31, 2011, there were 206,629,311 and 205,794,024 shares issued, respectively, and 206,134,458 and 205,134,171 shares outstanding, respectively. On July 30, 2009, the Corporation announced the suspension of common and preferred stock dividends effective with the preferred dividend for the month of August 2009.

In March of 2012 the Corporation granted 719,500 shares of restricted stock under the Omnibus Plan, as amended, to certain senior executive officers and certain other employees. The restrictions on such restricted stock will lapse 50% over a two year period and 50% over a three year period. Included in the 719,500 shares of restricted stock are 557,000 shares granted to certain senior executive officers consistent with the requirements of the TARP Interim Final Rule. The shares of restricted stock may vest more quickly in the event of death, disability, retirement, or a change in control. Based on particular circumstances evaluated by the Compensation Committee as they may relate to the termination of a restricted stock holder, the Corporation’s Board of Directors may, with the recommendation of the Compensation Committee, grant the full vesting of the restricted stock held upon termination of employment. Holders of restricted stock have the right to dividends or dividend equivalents, as applicable, during the restriction period. Such dividends or dividend equivalents will accrue during the restriction period, but will not be paid until restrictions lapse. The holder of restricted stock has the right to vote the shares.

Preferred Stock

The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1, redeemable at the Corporation’s option subject to certain terms. This stock may be issued in series and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. As of March 31, 2012, the Corporation has five outstanding series of non-convertible non-cumulative preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% non-cumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E. The liquidation value per share is $25. Effective January 17, 2012, the Corporation delisted all of the series of non-convertible, non-cumulative preferred stock from the New York Stock Exchange. The Corporation has not arranged for listing and/or registration on another national securities exchange or for quotation of the preferred stock in a quotation medium.

As mentioned above, the Corporation stopped paying dividends for common and all its outstanding series of preferred stock. This suspension was effective with the dividends for the month of August 2009 on the Corporation’s five outstanding series of non-cumulative preferred stock.

Stock repurchase plan and treasury stock

The Corporation has a stock repurchase program under which, from time to time, it repurchases shares of common stock in the open market and holds them as treasury stock. No shares of common stock were repurchased during the first quarter of 2012 or in 2011 by the Corporation. On February 17, 2012, the Corporation sold 165,000 shares of treasury stock at a purchase price of $3.79 per share to a director. As of March 31, 2012 and December 31, 2011 the Corporation had 494,853 and 659,853 shares held as treasury stock, respectively, that were available for general corporate purposes.

FirstBank Statutory Reserve

The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to legal surplus until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus account from the retained earnings account are not available for distribution to the stockholders without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The net loss experienced in 2011 exhausted FirstBank’s statutory reserve fund. The Bank cannot pay dividends until it can replenish the reserve fund to an amount of at least 20% of the original capital contributed.

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

On January 31, 2011, the Puerto Rico Government approved Act No. 1, which repealed the 1994 Code (“1994 PR Code”) and replaces it with the Puerto Rico Internal Revenue Code of 2011 (“2011 PR Code”). The provisions of the 2011 PR Code are generally applicable to taxable years commencing after December 31, 2010. Under the 2011 PR Code, the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns and, thus, the Corporation is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss, a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable carry forward period (7 years under the 2011 PR Code, except for losses incurred during tax years commenced after December 31, 2004 and before December 31, 2012, that the carry forward period is extended to 10 years). The 2011 PR Code provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations. Dividend payments from a U.S. subsidiary to the Corporation are subject to a 10% withholding tax based on the provisions of the U.S. Internal Revenue Code.

Under the 2011 PR Code, First BanCorp is subject to a maximum statutory tax rate of 30% (25% for taxable years commencing after December 31, 2013 if certain economic conditions are met by the Puerto Rico economy). The 2011 PR Code also includes an alternative minimum tax of 20% that applies if the Corporation’s regular income tax liability is less than the alternative minimum tax requirements.

The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through International Banking Entity (“IBE”) of the Bank and through the Bank’s subsidiary, FirstBank Overseas Corporation, in which the interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation except for tax yeas that commenced after December 31, 2008 and before January 1, 2012, for which a special 5% tax was imposed to all IBEs. The IBEs and FirsBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico. IBEs that operate as a unit of a bank pay income taxes at normal rates to the extent that the IBEs’ net income exceeds 20% of the bank’s total net taxable income.

For the quarter ended March 31, 2012, the Corporation recorded an income tax expense of $2.1 million compared to an income tax expense of $3.6 million for the same period in 2011. As of March 31, 2012, the deferred tax asset, net of a valuation allowance of $371.2 million, amounted to $4.9 million compared to $5.4 million as of December 31, 2011. The Corporation continued to reserve deferred tax assets created in connection with the operations of its banking subsidiary, FirstBank.

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

In assessing the weight of positive and negative evidence, a significant negative factor that resulted in increases of the valuation allowance was that the Corporation’s banking subsidiary, FirstBank Puerto Rico, continues in a three-year historical cumulative loss position as of March 31, 2012, mainly due to charges to the provision for loan and lease losses as a result of the economic downturn. As of March 31, 2012, management concluded that $4.9 million of the deferred tax asset will be realized. The Corporation’s deferred tax assets for which it has not established a valuation allowance relate to profitable subsidiaries and to amounts that can be realized through future reversals of existing taxable temporary differences. To the extent the realization of a portion, or all, of the tax asset becomes “more likely than not” based on changes in circumstances (such as, improved earnings, changes in tax laws or other relevant changes), a reversal of that portion of the deferred tax asset valuation allowance will then be recorded.

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

During the third quarter of 2011, the Corporation recorded new UTBs of $2.4 million, all of which would, if recognized, affect the Corporations effective tax rate. The Corporation classified all interest and penalties, if any, related to tax uncertainties as income tax expense. As of March 31, 2012, the Corporation’s accrued interest that relates to tax uncertainties amounted to $0.9 million and there is no need to accrue for the payment of penalties. For the quarter ended March 31, 2012, the total amount of interest recognized by the Corporation as part of income tax expense related to tax uncertainties was $0.1 million. During the first quarter of 2012 there was no change to the UTB of $2.4 million. The amount of UTBs may increase or decrease for various reasons, including changes in the amounts for current tax year positions, the expiration of open income tax returns due to the expiration of statutes of limitations, changes in management’s judgment based on new information about the level of uncertainty, the status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. The years 2007 through 2009 have been examined by the United States Internal Revenue Service (“IRS”) and disputed issues have been taken to administrative appeals. Although the timing of the resolution and/or closure of audits is highly uncertain, the Corporation believes it is reasonably possible that the IRS will conclude this audit within the next twelve months. If any issues addressed in the IRS audit are resolved in a manner not consistent with the Corporation’s expectations, the Corporation could be required to adjust its provision for income taxes in the period such resolution occurs. The Corporation currently cannot reasonably estimate a range of possible changes to existing reserves.

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

Medium-Term Notes

The Corporation elected the fair value option for certain medium term notes that were hedged with interest rate swaps that were previously designated for fair value hedge accounting. As of both March 31, 2012 and December 31, 2011, these medium-term notes with a principal balance of $15.4 million, had a fair value of $16.0 million, recorded in notes payable. Interest paid/accrued on these instruments is recorded as part of interest expense and the accrued interest is part of the fair value of the notes. Electing the fair value option allows the Corporation to eliminate the burden of complying with the requirements for hedge accounting (e.g., documentation and effectiveness assessment) without introducing earnings volatility.

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

For 2012, there have been no transfers into or out of Level 1, Level 2 or Level 3 measurement of the fair value hierarchy.

Financial instruments Recorded at Fair Value on a Recurring Basis

Investment securities available for sale

The fair value of investment securities is the market value based on quoted market prices (as is the case with equity securities, U.S. Treasury notes and non-callable U.S. Agency debt securities), when available (Level 1), or market prices for identical or comparable assets (as is the case with MBS and callable U.S. agency debt) that are based on observable market parameters including benchmark yields, reported trades, quotes from brokers or dealers, issuer spreads, bids, offers and reference data including market research operations, (Level 2). Observable prices in the market already consider the risk of nonperformance. If listed prices or quotes are not available, fair value is based upon models that use unobservable inputs due to the limited market activity of the instrument, as is the case with certain private label mortgage-backed securities and certain corporate bonds held by the Corporation, (Level 3).

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

Corporate bonds held by the Corporation are collateralized by an agency zero-coupon bond and a synthetic Collateralized Debt Obligation of 125 corporate bonds rated investment grade at the time of structuring. The value of the bonds is tied to the level of credit default swap spreads.

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

Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments for the quarter ended March 31, 2011 was immaterial.

Term notes payable

The fair value of term notes is determined using a discounted cash flow analysis over the full term of the borrowings. The model assumes that the embedded options are exercised economically. The fair value of medium-term notes is determined using a discounted cash flow analysis over the full term of the borrowings computed using the notional amount outstanding. The discount rates used in the valuations consider 3-month LIBOR forward curves and the credit spread at every cash flow. The net gain from fair value changes attributable to the Corporation’s own credit to the medium-term notes for which the Corporation has elected the fair value option recorded for the first quarter of 2012 amounted to $0.6 million, compared to an unrealized loss of $0.6 million for the first quarter of 2011. The cumulative mark-to-market unrealized gain on the medium-term notes since measured at fair value attributable to credit risk amounted to $3.5 million as of March 31, 2012.

Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Corporation has elected the fair value option, are summarized below:

	As of March 31, 2012				As of December 31, 2011
	Fair Value Measurements Using				Fair Value Measurements Using
				Assets / Liabilities				Assets / Liabilities
(In thousands)	Level 1	Level 2	Level 3	at Fair Value	Level 1	Level 2	Level 3	at Fair Value

Assets:
Securities available for sale:
Equity securities	$66	$—	$—	$66	$41	$—	$—	$41
U.S. Treasury Securities	375,121	—	—	375,121	476,992	—	—	476,992
Non-callable U.S. agency debt	300,495	—	—	300,495	301,585	—	—	301,585
Callable U.S. agency debt and MBS	—	945,211	—	945,211	—	859,818	—	859,818
Puerto Rico Government Obligations	—	158,833	3,346	162,179	—	219,369	3,244	222,613
Private label MBS	—	—	59,629	59,629	—	—	61,206	61,206
Corporate bonds	—	—	783	783	—	—	1,013	1,013
Derivatives, included in assets:
Interest rate swap agreements	—	349	—	349	—	378	—	378
Purchased interest rate cap agreements	—	—	—	—	—	—	—	—
Purchased options used to manage exposure to the stock market on embeded stock indexed options	—	—	—	—	—	899	—	899
Forward Contracts	—	7	—	7	—	—	—	—
Liabilities:
Medium-term notes	—	16,016	—	16,016	—	15,968	—	15,968
Derivatives, included in liabilities:
Interest rate swap agreements	—	6,406	—	6,406		6,767	—	6,767
Embedded written options on stock index deposits and notes payable	—	—	—	—	—	899	—	899
Forward Contracts	—	2	—	2	—	168	—	168

Total	$675,682	$1,126,824	$63,758	$1,866,264	$778,618	$1,104,266	$65,463	$1,948,347

	Changes in Fair Value for items Measured at Fair Value Pursuant to Election of the Fair Value Option For the Quarter ended March 31,
	2012	2011
(In thousands)	Unrealized (Loss) Gains and Interest Expense included in Current-Period Earnings (1)

Medium-term notes	$(280)	$(824)

(1)	Changes in fair value for the each of the quarters ended March 31, 2012 and 2011 include interest expense on medium-term notes of $0.2 million. Interest expense on medium-term notes that have been elected to be carried at fair value are recorded in interest expense in the Consolidated Statement of Loss based on their contractual coupons.

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended March 31, 2012 and 2011.

	Total Fair Value Measurements (Quarter Ended March 31, 2012)	Total Fair Value Measurements (Quarter Ended March 31, 2011)
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale (1)	Available For Sale (1)

Beginning balance	$65,463	$74,993
Total gains or (losses) (realized/unrealized):
Included in earnings	(1,233)	—
Included in other comprehensive income	2,216	46
Held-to-Maturity investment securities reclassified to Available-for-Sale	—	2,000
Principal repayments and amortization	(2,688)	(4,306)

Ending balance	$63,758	$72,733

(1)	Amounts mostly related to private label mortgage-backed securities.

The table below presents qualitative information for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2012:

	March 31, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range
	(In thousands)
Investment securities available-for-sale:
Private label MBS	$59,629	Discounted cash flow	Discount rate	14.5%

			Prepayment rate	18.80% - 39.44% (Weighted Average 28%)

			Projected Cumulative Loss Rate	1.36% - 15.71% (Weighted Average 7%)

Corporate Bonds	783	Market Quote approach	Default of underlying reference Post-default recovery rate	12-14 17% - 18%

Puerto Rico Government Obligations	3,346	Discounted cash flow	Prepayment Speed	3%

Information about Sensitivity to Changes in Significant Unobservable Inputs

Private label MBS: The significant unobservable inputs in the valuation include probability of default, the loss severity assumption, and the pre-payment rates. Shifts in those inputs would result in different fair value measurements. Increases in the probability of default, loss severity assumptions and pre-payment rates in isolation would generally result in an adverse effect in the fair value of the instruments. Meaningful and possible shifts of each input were modeled to assess the effect on the fair value estimation.

Corporate Bonds: The significant unobservable inputs in the valuation include probability of default of the underlying reference corporate bonds, and the recovery rate assumptions in the event of default. Shifts in those inputs would result in different fair value measurements. Increases in the probability of default, and decreases in the recovery rate assumptions in the event of default would result in an adverse effect in the fair value of the bonds.

Puerto Rico Government Obligations: The significant unobservable input used in the fair value measurement is the assumed prepayment speed. A significant increase (decrease) in the assumed speed would lead to a higher (lower) fair value estimate. Loss severity and probability of default are not included as significant unobservable variables because the note is guaranteed by the Puerto Rico Housing Finance Authority (“PRHFA”). The PRHFA credit risk is modeled by discounting the cash flows using a curve appropriate to the PRHFA credit rating.

Additionally, fair value is used on a non-recurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost-or-market accounting (e.g., loans held for sale carried at the lower of cost or fair value and repossessed assets) or write-downs of individual assets (e.g., goodwill, loans).

As of March 31, 2012, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of March 31, 2012			Gains (losses) recorded for the Quarter Ended March 31, 2012
	Level 1	Level 2	Level 3
	(In thousands)

Loans receivable (1)	$—	$—	$858,548	$(33,108)
Other Real Estate Owned (2)	—	—	135,905	(2,198)
Mortgage servicing rights (3)	—	—	16,154	250

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral. The fair values are derived from external appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g. absorption rates), which are not market observable.
(2)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates), which are not market observable. Losses are related to market valuation adjustments after the transfer from the loan to the Other Real Estate Owned (“OREO”) portfolio.
(3)	Fair value adjustments to the mortgage servicing rights were mainly due to assumptions associated with mortgage prepayment rates. The Corporation carries its mortgage servicing rights at lower-of-cost or market, and they are accordingly measured at fair value on a non-recurring basis. Assumptions for the value of mortgage servicing rights include: Prepayment Rate 12.18%, Discount Rate 11.10%.

As of March 31, 2011, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of March 31, 2011			Losses recorded for the Quarter Ended March 31, 2011
	Level 1	Level 2	Level 3
	(In thousands)

Loans receivable (1)	$—	$—	$1,331,634	$(95,786)
Other Real Estate Owned (2)	—	—	91,948	(2,975)

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral. The fair values are derived from external appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g. absorption rates), which are not market observable.
(2)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates), which are not market observable. Losses are related to market valuation adjustments after the transfer from the loan to the OREO portfolio.

Qualitative information regarding the fair value measurements for Level 3 financial instruments are as follows:

March 31, 2012
	Method	Inputs
Loans	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors

OREO	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors

Mortgage servicing rights	Discounted Cash Flow	Weighted average prepayment speed 12.18%; weighted average discount rate 11.10%

The following is a description of the valuation methodologies used for instruments that are not measured and reported at fair value on a recurring basis or non-recurring basis. The estimated fair value was calculated using certain facts and assumptions, which vary depending on the specific financial instrument.

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

Loans receivable, including loans held for sale

The fair value of loans held for investment and for mortgage loans held for sale was estimated using discounted cash flow analyses, based on interest rates currently being offered for loans with similar terms and credit quality and with adjustments that the Corporation’s management believes a market participant would consider in determining fair value. Loans were classified by type such as commercial, residential mortgage, and automobile. These asset categories were further segmented into fixed- and adjustable-rate categories. The fair values of performing fixed-rate and adjustable-rate loans were calculated by discounting expected cash flows through the estimated maturity date. This fair value is not currently an indication of an exit price as that type of assumption could result in a different fair value estimate. Loans with no stated maturity, like credit lines, were valued at book value. Prepayment assumptions were considered for non-residential loans. For residential mortgage loans, prepayment estimates were based on recent historical prepayment experience of the Corporation’s residential mortgage portfolio. Discount rates were based on the Treasury and LIBOR/Swap Yield Curves at the date of the analysis, and included appropriate adjustments for expected credit losses and liquidity.

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

The fair value of brokered CDs, which are included within deposits, is determined using discounted cash flow analyses over the full term of the CDs. The fair value of the CDs is computed using the outstanding principal amount. The discount rates used are based on brokered CD market rates as of March 31, 2012. The fair value does not incorporate the risk of nonperformance, since interests in brokered CDs are generally sold by brokers in amounts of less than $250,000 and, therefore, insured by the FDIC.

Securities sold under agreements to repurchase

Some repurchase agreements reprice at least quarterly, and their outstanding balances are estimated to be their fair value. Where longer commitments are involved, fair value is estimated using exit price indications of the cost of unwinding the transactions as of the end of the reporting period. The brokers who are the counter-parties provide these indications. Securities sold under agreements to repurchase are fully collateralized by investment securities.

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

The following table presents the estimated fair value and carrying value of financial instruments as of March 31, 2012 and December 31, 2011.

	Total Carrying Amount in Statement of Financial Condition March 31, 2012	Fair Value Estimated March 31, 2012	Level 1	Level 2	Level 3
		(In thousands)

Assets:
Cash and due from banks and money market investments	$618,205	$618,205	$618,205	$—	$—
Investment securities available for sale	1,843,484	1,843,484	675,682	1,104,044	63,758
Other equity securities	37,951	37,951	—	37,951	—
Loans held for sale	44,352	45,206	—	45,206	—
Loans, held for investment	10,295,785
Less: allowance for loan and lease losses	(483,943)

Loans held for investment, net of allowance	9,811,842	9,768,278	—	—	9,768,278

Derivatives, included in assets	356	356	—	356	—

Liabilities:
Deposits	9,908,244	9,961,921		9,961,921	—
Securities sold under agreements to repurchase	1,000,000	1,100,384	—	1,100,384	—
Advances from FHLB	353,440	361,968	—	361,968	—
Notes Payable	16,016	16,016	—	16,016	—
Other borrowings	231,959	116,583	—	—	116,583
Derivatives, included in liabilities	6,406	6,406	—	6,406	—

	Total Carrying Amount in Statement of Financial Condition December 31, 2011	Fair Value Estimated December 31, 2011
	(In thousands)
Assets:
Cash and due from banks and money market investments	$446,566	$446,566
Investment securities available for sale	1,923,268	1,923,268
Other equity securities	37,951	37,951
Loans held for sale	15,822	16,038
Loans, held for investment	10,559,392
Less: allowance for loan and lease losses	(493,917)

Loans held for investment, net of allowance	10,065,475	9,618,267

Derivatives, included in assets	1,277	1,277

Liabilities:
Deposits	9,907,754	9,974,119
Securities sold under agreements to repurchase	1,000,000	1,102,263
Advances from FHLB	367,440	379,730
Notes Payable	23,342	22,476
Other borrowings	231,959	160,603
Derivatives, included in liabilities	7,834	7,834

20 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information follows:

	Quarter Ended March 31,
	2012	2011
	(In thousands)

Cash paid for:

Interest on borrowings	$48,253	$68,257
Income tax	12	242

Non-cash investing and financing activities:

Additions to other real estate owned	48,248	28,483
Additions to auto repossesions	12,310	16,691
Capitalization of servicing assets	1,406	1,231
Loan securitizations	54,343	41,474
Loans sold to CPG/GS in exchange for an acquisition loan and an equity interest in CPG/GS	—	183,709
Reclassification of Held-to-Maturity investment securities to Available-for-Sale	—	88,751

21 – SEGMENT INFORMATION

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of March 31, 2012, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States operations and Virgin Islands operations. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments.

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

The accounting policies of the segments are the same as those referred to in Note 1 to the Corporation’s financial statements for the year ended December 31, 2011 contained in the Corporation’s Annual Report or Form 10-K.

The Corporation evaluates the performance of the segments based on net interest income, the estimated provision for loan and lease losses, non-interest income and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the allowance for loan and lease losses.

The following table presents information about the reportable segments (in thousands):

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total

For the quarter ended March 31, 2012:
Interest income	$27,924	$40,616	$49,140	$11,308	$10,194	$12,925	$152,107
Net (charge) credit for transfer of funds	(13,053)	2,088	(6,971)	14,687	3,249	—	—
Interest expense	—	(8,505)	—	(32,280)	(8,143)	(1,313)	(50,241)

Net interest income	14,871	34,199	42,169	(6,285)	5,300	11,612	101,866
Provision for loan and lease losses	(4,887)	(4,372)	(25,985)	—	4,845	(5,798)	(36,197)
Non-interest income (loss)	4,050	6,610	3,018	(1,152)	304	1,881	14,711
Direct non-interest expenses	(11,355)	(22,957)	(11,827)	(1,561)	(6,887)	(9,222)	(63,809)

Segment income (loss)	$2,679	$13,480	$7,375	$(8,998)	$3,562	$(1,527)	$16,571

Average earnings assets	$2,040,789	$1,405,601	$4,823,822	$2,392,242	$781,221	$860,673	$12,304,348

For the quarter ended March 31, 2011:
Interest income	$34,880	$43,413	$52,390	$22,630	$12,342	$15,248	$180,903
Net (charge) credit for transfer of funds	(18,692)	1,838	(3,230)	15,505	4,579	—	—
Interest expense	—	(11,505)	—	(50,691)	(10,797)	(1,631)	(74,624)

Net interest income (loss)	16,188	33,746	49,160	(12,556)	6,124	13,617	106,279

Provision for loan and lease losses	(675)	(5,192)	(51,124)	—	(7,900)	(23,841)	(88,732)
Non-interest income	6,787	6,929	2,220	19,143	143	5,263	40,485
Direct non-interest expenses	(7,815)	(22,355)	(9,153)	(1,476)	(8,602)	(10,069)	(59,470)

Segment income (loss)	$14,485	$13,128	$(8,897)	$5,111	$(10,235)	$(15,030)	$(1,438)

Average earnings assets	$2,438,536	$1,492,909	$5,387,552	$3,584,468	$904,348	$910,154	$14,717,967

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals:

	Quarter ended March 31,
	2012	2011
	(In thousands)

Net loss:
Total income (loss) for segments and other	$16,571	$(1,438)
Other non-interest income (loss) (1)	(6,236)	—
Other operating expenses	(21,384)	(23,396)

Loss before income taxes	(11,049)	(24,834)
Income tax expense	(2,133)	(3,586)

Total consolidated net loss	$(13,182)	$(28,420)

Average assets:
Total average earning assets for segments	$12,304,348	$14,717,967
Other average earning assets (1)	43,226	—
Average non-earning assets	673,279	661,017

Total consolidated average assets	$13,020,853	$15,378,984

(1)	The activities related to the Bank’s equity interest in CPG/GS are presented as an Other non-interest income (loss) and other average earnings assets in the table above.

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

Effective June 2, 2010, FirstBank, by and through its Board of Directors, entered into the FDIC Order with the FDIC and OCIF. This Order provides for various things, including (among other things) the following: (1) having and retaining qualified management; (2) increased participation in the affairs of FirstBank by its board of directors; (3) development and implementation by FirstBank of a capital plan to attain a leverage ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 10% and a total risk-based capital ratio of at least 12%; (4) adoption and implementation of strategic, liquidity and fund management and profit and budget plans and related projects within certain timetables set forth in the FDIC Order and on an ongoing basis; (5) adoption and implementation of plans for reducing FirstBank’s positions in certain classified assets and delinquent and non-accrual loans within timeframes set forth in the FDIC Order; (6) refraining from lending to delinquent or classified borrowers already obligated to FirstBank on any extensions of credit so long as such credit remains uncollected, except where FirstBank’s failure to extend further credit to a particular borrower would be detrimental to the best interests of FirstBank, and any such additional credit is approved by the FirstBank’s Board of Directors; (7) refraining from accepting, increasing, renewing or rolling over brokered CDs without the prior written approval of the FDIC; (8) establishment of a comprehensive policy and methodology for determining the allowance for loan and lease losses and the review and revision of FirstBank’s loan policies, including the non-accrual policy; and (9) adoption and implementation of adequate and effective programs of independent loan review, appraisal compliance and an effective policy for managing FirstBank’s sensitivity to interest rate risk. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the FDIC Order. FirstBank’s Total Capital, Tier 1 Capital and Leverage ratios as of March 31, 2012 were 16.83%, 15.50% and 11.91%. Although all the regulatory capital ratios exceeded the established “well capitalized” levels and the minimum capital ratio requirements of the FDIC Order at March 31, 2012, because of the FDIC Order with the FDIC, FirstBank cannot be treated as a “well capitalized” institution under regulatory guidance.

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

The Corporation submitted its capital plan setting forth how it plans to improve capital positions to comply with the FDIC Order and the Written Agreement over time. In addition to the Capital Plan, the Corporation has submitted to its regulators a liquidity and brokered CD plan, including a contingency funding plan, a non-performing asset reduction plan, a budget and profit plan, a strategic plan and a plan for the reduction of classified and special mention assets. As of March 31, 2012, the Corporation had completed all of the items included in the capital plan and is working on further reducing non-performing loans. Further, the Corporation has reviewed and enhanced the Corporation’s loan review program, various credit policies, the Corporation’s treasury and investment policy, the Corporation’s asset classification and allowance for loan and lease losses and non-accrual policies, the Corporation’s charge-off policy and the Corporation’s appraisal program. The Agreements also require the submission to the regulators of quarterly progress reports.

The FDIC Order imposes no other restrictions on FirstBank’s products or services offered to customers, nor does it or the Written Agreement impose any type of penalties or fines upon FirstBank or the Corporation. Concurrent with the FDIC Order, the FDIC has granted FirstBank temporary waivers to enable it to continue accessing the brokered CD market through June 30, 2012. FirstBank will request approvals for future periods.

The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and commitments to sell mortgage loans at fair value. As of March 31, 2012, commitments to extend credit amounted to approximately $408.5 million and commercial and financial standby letters of credit amounted to approximately $80.1 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. In the case of credit cards and personal lines of credit, the Corporation can at any time and without cause, cancel the unused credit facility. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with prospective borrowers.

Lehman Brothers Special Financing, Inc. (“Lehman”) was the counterparty to the Corporation on certain interest rate swap agreements. During the third quarter of 2008, Lehman failed to pay the scheduled net cash settlement due to the Corporation, which constituted an event of default under those interest rate swap agreements. The Corporation terminated all interest rate swaps with Lehman and replaced them with other counterparties under similar terms and conditions. In connection with the unpaid net cash settlement due as of March 31, 2012 under the swap agreements, the Corporation has an unsecured counterparty exposure with Lehman, which filed for bankruptcy on October 3, 2008, of approximately $1.4 million. This exposure was reserved in the third quarter of 2008. The Corporation had pledged collateral of $63.6 million with Lehman to guarantee its performance under the swap agreements in the event payment thereunder was required. As of March 31, 2012, the Corporation maintained a non-performing asset of $64.5 million related to the collateral pledged with Lehman.

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

During February 2010, Barclays filed a motion with the court requesting that the Corporation’s claim be dismissed on the grounds that the allegations of the complaint are not sufficient to justify the granting of the remedies therein sought. Shortly thereafter, the Corporation filed its opposition motion. A hearing on the motions was held in court on April 28, 2010. The court, on that date, after hearing the arguments by both sides, concluded that the Corporation’s equitable-based causes of action, upon which the return of the investment securities is being demanded, contain allegations that sufficiently plead facts warranting the denial of Barclays’ motion to dismiss the Corporation’s claim. Accordingly, the judge ordered the case to proceed to trial. Subsequent to the court decision, the district court judge transferred the case to the Lehman bankruptcy court for trial. The transfer does not purport that the claim of the Corporation is back in the Lehman bankruptcy proceedings and bankruptcy estate. Upon such transfer, the bankruptcy court began to entertain the pre-trial procedures including discovery of evidence. In this regard, an initial scheduling conference was held before the United States Bankruptcy Court for the Southern District of New York on November 17, 2010, at which time a proposed case management plan was approved. Discovery has commenced pursuant to that case management plan and is currently scheduled for completion by May 29, 2012, but this timing is subject to adjustment. Upon the case being ready for trial, the litigation will be transferred back to the federal district court. While the Corporation believes it has valid reasons to support its claim for the return of the securities, the Corporation may not succeed in its litigation against Barclays to recover all or a substantial portion of the securities.

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

As of March 31, 2012, First BanCorp and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. Management believes that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position or results of operations.

23 – FIRST BANCORP (Holding Company Only) Financial Information

The following condensed financial information presents the financial position of the Holding Company only as of March 31, 2012 and December 31, 2011 and the results of its operations for the quarters ended March 31, 2012 and 2011.

	As of March 31, 2012	As of December 31, 2011
	(In thousands)
Assets
Cash and due from banks	$41,499	$41,681
Money market investments	3,111	3,111
Investment securities available for sale, at market:
Equity investments	66	41
Other investment securities	1,300	1,300
Investment in First Bank Puerto Rico, at equity	1,605,452	1,615,304
Investment in First Bank Insurance Agency, at equity	5,757	5,338
Investment in FBP Statutory Trust I	3,093	3,093
Investment in FBP Statutory Trust II	3,866	3,866
Other assets	3,541	3,488

Total assets	$1,667,685	$1,677,222

Liabilities & Stockholders’ Equity
Liabilities:
Other borrowings	$231,959	$231,959
Accounts payable and other liabilities	2,703	1,119

Total liabilities	234,662	233,078

Stockholders’ equity	1,433,023	1,444,144

Total liabilities and stockholders’ equity	$1,667,685	$1,677,222

	Quarter Ended
	March 31, 2012	March 31, 2011
	(In thousands)

Income:

Interest income on other investment	$3	$—
Other income	55	52

	58	52

Expense:

Notes payable and other borrowings	1,855	1,718
Other operating expenses	946	510

	2,801	2,228

Investment related proceeds and impairments on equity securities	—	679

Loss before income taxes and equity in undistributed losses of subsidiaries	(2,743)	(1,497)

Income tax benefit	—	—

Equity in undistributed losses of subsidiaries	(10,439)	(26,923)

Net loss	$(13,182)	$(28,420)

24 – SUBSEQUENT EVENTS

On May 7, 2012, the Corporation announced that FirstBank has signed a definitive agreement with FIA Card Services, N.A. to acquire the FirstBank-branded credit card portfolio of approximately $400 million. The portfolio consists of approximately 150,000 active credit card relationships.

The Corporation has performed an evaluation of all other events occurring subsequent to March 31, 2012; management has determined that there are no additional events occurring in this period that required disclosure in or adjustment to the accompanying financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

	Quarter Ended March 31,
	2012	2011

Condensed Income Statement:

Total interest income	$152,107	$180,903
Total interest expense	50,241	74,624
Net interest income	101,866	106,279
Provision for loan and lease losses	36,197	88,732
Non-interest income	8,475	40,485
Non-interest expenses	85,193	82,866
Loss before income taxes	(11,049)	(24,834)
Income tax expense	(2,133)	(3,586)
Net loss	(13,182)	(28,420)
Net loss attributable to common stockholders	(13,182)	(35,437)

Per Common Share Results:

Net loss per share basic	$(0.06)	$(1.66)
Net loss per share diluted	$(0.06)	$(1.66)
Cash dividends declared	$—	$—
Average shares outstanding	205,217	21,303
Book value per common share	$6.65	$28.19
Tangible book value per common share (1)	$6.46	$26.24

Selected Financial Ratios (In Percent):
Profitability:

Return on average assets	(0.41)	(0.75)
Interest rate spread (2)	2.95	2.64
Net interest margin (2)	3.25	2.89
Return on average total equity	(3.67)	(11.09)
Return on average common equity	(3.84)	(23.42)
Average total equity to average total assets	11.09	6.76
Tangible common equity ratio (1)	10.20	3.71
Dividend payout ratio	—	—
Efficiency ratio (3)	77.21	56.46

Asset Quality:

Allowance for loan and lease losses to period end loans held for investment	4.70	5.06
Net charge-offs (annualized) to average loans	1.78	2.74
Provision for loan and lease losses to net charge-offs	78.40	110.83
Non-performing assets to total assets	10.18	9.34
Non-performing loans held for investment to total loans held for investment	10.87	11.12
Allowance to total non-performing loans held for investment	43.23	45.55
Allowance to total non-performing loans held for investment, excluding residential real estate loans	62.19	66.78

Other Information:
Common Stock Price: End of period	$4.40	$5.00

	As of March 31, 2012	As of December 31, 2011
Balance Sheet Data:

Total loans	$10,340,137	$10,575,214
Allowance for loan and lease losses	483,943	493,917
Money market and investment securities	2,119,575	2,200,888
Intangible assets	39,198	39,787
Deferred tax asset, net	4,945	5,442
Total assets	13,085,623	13,127,275
Deposits	9,908,244	9,907,754
Borrowings	1,601,415	1,622,741
Total preferred equity	63,047	63,047
Total common equity	1,349,754	1,361,899
Accumulated other comprehensive loss, net of tax	20,222	19,198
Total equity	1,433,023	1,444,144

(1)	Non-GAAP measure. Refer to “Capital” discussion below for additional information of the components and reconciliation of these measures.
(2)	On a tax-equivalent basis and excluding the changes in fair value of derivative instruments and financial liabilities measured at fair value (see “Net Interest Income” discussion below for a reconciliation of this non-GAAP measure).
(3)	Non-interest expense to the sum of net interest income and non-interest income. The denominator includes non-recurring income and changes in the fair value of derivative instruments and financial instruments measured at fair value.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the accompanying consolidated unaudited financial statements of First BanCorp. (the “Corporation” or “First BanCorp”) and should be read in conjunction with such financial statements and the notes thereto.

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

As described in Note 22, Regulatory Matters, Commitment and Contingencies FirstBank is currently operating under a Consent Order (the “Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and First BanCorp has entered into a Written Agreement (the “Written Agreement” and collectively with the Order the “Agreements”) with the Board of Governors of the Federal Reserve System (the “FED” or “Federal Reserve”).

OVERVIEW OF RESULTS OF OPERATIONS

First BanCorp’s results of operations generally depend primarily upon its net interest income, which is the difference between the interest income earned on its interest-earning assets, including investment securities and loans, and the interest expense incurred on its interest-bearing liabilities, including deposits and borrowings. Net interest income is affected by various factors, including: the interest rate scenario; the volumes, mix and composition of interest-earning assets and interest-bearing liabilities; and the re-pricing characteristics of these assets and liabilities. The Corporation’s results of operations also depend on the provision for loan and lease losses, which significantly affected the results for the past three years, non-interest expenses (such as personnel, occupancy, deposit insurance premiums and other costs), non-interest income (mainly service charges and fees on loans and deposits, insurance income and revenues from broker-dealer operations), gains (losses) on sales of investments, gains (losses) on mortgage banking activities, and income taxes.

Net loss for the quarter ended March 31, 2012 amounted to $13.2 million, or a loss of $0.06 per diluted common share, compared to a net loss of $28.4 million, or a loss of $1.66 per diluted common share for the quarter ended March 31, 2011. The Corporation’s financial results for the first quarter of 2012, as compared to the first quarter of 2011, were principally impacted by a $52.5 million reduction in the provision for loan and lease losses driven by a decrease in charges to specific reserves on impaired loans, a continued trend of decreased net charge-offs and the overall decrease in the size of the loan portfolio. This variance was partially offset by a $32.0 million decrease in non-interest income as the prior year results included the effect of certain deleveraging strategies including: (i) an $18.7 million gain on the sale of $330 million of U.S. Agency mortgage-backed securities (“MBS”), (ii) a $5.3 million gain on the bulk sale of $236 million of performing residential mortgage loans, and (iii) a $2.8 million gain on the sale of substantially all of the assets of the Bank’s insurance agency operations in the Virgin Islands. Additionally, the Corporation recorded in the first quarter of 2012 a non-cash charge of $6.2 million related to equity in losses of unconsolidated entities. Other variances include a $4.4 million decrease in net interest income, mainly due to the decline in volume of interest-earning assets and a $2.3 million increase in non-interest expenses.

The key components of the Corporation’s financial results for the quarter ended March 31, 2012 include the following:

•

Net interest income for the quarter ended March 31, 2012 was $101.9 million, compared to $106.3 million for the same period in 2011. The decrease was largely attributed to a decrease in the volume of interest earning assets, consistent with the Corporation’s deleveraging initiatives to preserve and improve the Corporation’s capital position completed in 2011 that included sales of performing loans and MBS. Average interest-earning assets decreased by $2.5 billion when compared to the first quarter of 2011, reflecting a $1.3 billion reduction in average total loans and leases and a $1.2 billion decrease in average investment securities. Partially offsetting the decline in the average volume of earning assets was an increase of 37 basis points in the net interest margin, excluding fair value adjustment (for definition and reconciliation of this non-GAAP measure, refer to “Net Interest Income” discussion below). The main driver behind the improvement in the net interest margin was a decrease in the average cost of funds achieved by reducing the rates paid on certain of its savings, interest-bearing checking accounts and retail CDs and due to the restructuring of repurchase agreements. Refer to the “Net Interest Income” discussion below for additional information.

•

The provision for loan and lease losses for the first quarter of 2012 amounted to $36.2 million, compared to $88.7 million for the same period in 2011. The decrease in the provision for 2012 was primarily due to a reduction in charges to specific reserves, commensurate with a decrease in the migration of loans to adversely classified and/or impaired loans. The decrease was also attributed to a continued trend of decreased net charge-offs and the reduction in the size of the loan portfolio. Much of the decrease in the provision is related to the construction and commercial and industrial (“C&I”) loan portfolios. Refer to the discussions under “Provision for loan and lease losses” and “Risk Management” below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios.

•

Non-interest income amounted to $8.5 million, compared to $40.5 million for the quarter ended March 31, 2011. The prior year quarter included the effect of certain deleveraging strategies including: (i) an $18.7 million gain on the sale of $330 million of U.S. Agency MBS, (ii) a $5.3 million gain on the bulk sale of $236 million of performing residential mortgage loans, and (iii) a $2.8 million gain on the sale of substantially all of the assets of the Bank’s insurance agency operations in the Virgin Islands. In addition, the Corporation recorded a non-cash charge of $6.2 million for the first quarter of 2012 related to equity in losses of unconsolidated entities. Refer to the “Non Interest Income” discussion below for additional information.

•

Non-interest expenses for the first quarter of 2012 amounted to $85.2 million, compared to $82.9 million for the same period in 2011. The increase was mainly related to a negative variance of $3.6 million in the provision for off-balance sheet exposures as the prior year quarter includes a $3.4 million reserve release related to the decline in the amount of unfunded commitments compared to a slight reserve increase of $0.2 million in the first quarter of 2012. Also, the results for the first quarter of 2012 include a $2.5 million non-recurring charge associated with a contingency adjustment related to the collectability of certain tax credits. The increases were partially offset by a $1.5 million decrease in the FDIC insurance premium, attributed to the Bank’s improved capital position and the reduction in the volume of assets, coupled with a $2.1 million decrease in losses from REO operations related to gains recorded on the sale of certain commercial REO properties during the first quarter of 2012. Refer to the “Non Interest Expenses” discussion below for additional information.

•

For the first quarter of 2012, the Corporation recorded an income tax expense of $2.1 million, compared to an income tax expense of $3.6 million for the same period in 2011. Refer to the “Income Taxes” discussion below for additional information.

•

Total assets were approximately $13.1 billion as of March 31, 2012, down $41.7 million from December 31, 2011. The decrease was mainly related to a $225.1 million reduction in the loan portfolio, led by paid-offs, repayments, foreclosures and charge-offs. Partially offsetting this decrease was an increase of $171.6 million in cash and cash equivalent related to loan and MBS repayments not used to paydown maturing borrowings. Additionally, the REO portfolio increased by $21.6 million, mainly in connection with foreclosed construction-commercial projects in the Virgin Islands. Refer to the “Financial Condition and Operating Data” discussion below for additional information.

•

As of March 31, 2012, liabilities totaled $11.7 billion, a decrease of approximately $30.5 million from December 31, 2011. The decline in total liabilities is mainly attributable to a decrease of $125.6 million in brokered deposits. In addition, the Corporation repaid $14 million of maturing FHLB advances and $6.5 million of a matured medium-term note. These variances were partially offset by a $119.6 million increase in core deposits. Refer to the “Risk Management – Liquidity and Capital Adequacy” discussion below for additional information about the Corporation’s funding sources.

•

The Corporation’s total stockholders’ equity amounted to $1.4 billion as of March 31, 2012, a decrease of $11.1 million from December 31, 2011, driven by the net loss of $13.2 million for the first quarter. Partially offsetting the net loss was an increase of $1.0 million in other comprehensive income due to higher unrealized gains on available for sale securities, net proceeds of $1.0 million related to 280,787 shares of common stock sold during the quarter. Refer to the “Risk Management – Capital” section below for additional information.

•

Total loan production, including purchases, for the quarter ended March 31, 2012 was $569 million, compared to $696 million for the comparable period in 2011. The decrease in loan production during 2012, as compared to the first quarter of 2011, was mainly related to the acquisition loan of $136 million provided to CPG/GS.

•

Total non-performing loans were $1.12 billion at March 31, 2012, a decrease of $23.7 million from December 31, 2011. The decrease was primarily related to foreclosures of commercial construction projects in the Virgin Islands and charge-offs. Total non-performing assets decreased by $5.0 million during the first quarter of 2012. Refer to the “Risk Management – Non-accruing and Non-performing Assets” section below for additional information.

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

The Corporation’s critical accounting policies are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in First BanCorp’s 2011 Annual Report on Form 10-K. There have not been any material changes in the Corporation’s critical accounting policies since December 31, 2011.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the excess of interest earned by First BanCorp on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp’s net interest income is subject to interest rate risk due to the re-pricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter ended March 31, 2012 was $101.9 million compared to $106.3 million for the comparable period in 2011. On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments and unrealized gains and losses on liabilities measured at fair value, net interest income for the quarter ended March 31, 2012 was $103.3 million compared to $108.8 million for the comparable period of 2011.

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

Part I

	Average Volume		Interest income (1) / expense		Average Rate (1)
Quarter ended March 31,	2012	2011	2012	2011	2012	2011
	(Dollars in thousands)

Interest-earning assets:

Money market and other short-term investments	$502,182	$488,087	$369	$309	0.30%	0.26%
Government obligations (2)	956,338	1,344,053	4,078	6,189	1.72%	1.87%
Mortgage-backed securities	899,370	1,701,179	7,435	17,005	3.32%	4.05%
Corporate bonds	2,000	2,000	29	29	5.83%	5.88%
FHLB stock	36,651	51,332	401	713	4.40%	5.63%
Equity securities	1,377	1,377	—	1	0.00%	0.29%

Total investments (3)	2,397,918	3,588,028	12,312	24,246	2.07%	2.74%

Residential mortgage loans	2,790,723	3,262,780	38,740	47,844	5.58%	5.95%
Construction loans	432,550	811,530	2,659	6,377	2.47%	3.19%
C&I and commercial mortgage loans	5,611,554	5,907,727	56,643	58,191	4.06%	3.99%
Finance leases	243,344	278,642	5,312	5,694	8.78%	8.29%
Consumer loans	1,311,075	1,411,940	37,850	40,520	11.61%	11.64%

Total loans (4) (5)	10,389,246	11,672,619	141,204	158,626	5.47%	5.51%

Total interest-earning assets	$12,787,164	$15,260,647	$153,516	$182,872	4.83%	4.86%

Interest-bearing liabilities:
Brokered CDs	$3,636,596	$6,019,057	$19,733	$32,769	2.18%	2.21%
Other interest-bearing deposits	5,473,194	5,238,157	17,001	21,290	1.25%	1.65%
Other borrowed funds	1,251,580	1,660,759	10,217	15,222	3.28%	3.72%
FHLB advances	363,792	576,729	3,241	4,745	2.58%	3.34%

Total interest-bearing liabilities (6)	$10,725,162	$13,494,702	$50,192	$74,026	1.88%	2.22%

Net interest income			$103,324	$108,846

Interest rate spread					2.95%	2.64%

Net interest margin					3.25%	2.89%

(1)	On an adjusted tax-equivalent basis. The adjusted tax-equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less Puerto Rico statutory tax rate (30.0% for 2012; 30% for the Corporation’s subsidiaries other than IBEs and 25.0% for the Corporation’s IBEs in 2011) and adding to it the cost of interest-bearing liabilities. The tax-equivalent adjustment recognizes the income tax savings when comparing taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread and net interest margin on a fully tax-equivalent basis. Therefore, management believes these measures provide useful information to investors by allowing them to make peer comparisons. Changes in the fair value of derivative and unrealized gains or losses on liabilities measured at fair value are excluded from interest income and interest expense because the changes in valuation do not affect interest paid or received.
(2)	Government obligations include debt issued by government sponsored agencies.
(3)	Unrealized gains and losses in available-for-sale securities are excluded from the average volumes.
(4)	Average loan balances include the average of non-performing loans.
(5)	Interest income on loans includes $2.4 million and $2.2 million for the first quarter of 2012 and 2011, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.
(6)	Unrealized gains and losses on liabilities measured at fair value are excluded from the average volumes.

Part II

	Quarter ended March 31, 2012 compared to 2011 Increase (decrease)
	Volume	Due to: Rate	Total
	(In thousands)

Interest income on interest-earning assets:

Money market and other short-term investments	$10	$50	$60
Government obligations	(1,645)	(466)	(2,111)
Mortgage-backed securities	(6,880)	(2,690)	(9,570)
Corporate bonds	—	—	—
FHLB stock	(177)	(135)	(312)
Equity securities	—	(1)	(1)

Total investments	(8,692)	(3,242)	(11,934)

Residential mortgage loans	(6,243)	(2,861)	(9,104)
Construction loans	(2,512)	(1,206)	(3,718)
C&I and commercial mortgage loans	(2,733)	1,185	(1,548)
Finance leases	(728)	346	(382)
Consumer loans	(2,585)	(85)	(2,670)

Total loans	(14,801)	(2,621)	(17,422)

Total interest income	(23,493)	(5,863)	(29,356)

Interest expense on interest-bearing liabilities:

Brokered CDs	(12,666)	(370)	(13,036)
Other interest-bearing deposits	952	(5,241)	(4,289)
Other borrowed funds	(3,396)	(1,609)	(5,005)
FHLB advances	(1,818)	314	(1,504)

Total interest expense	(16,928)	(6,906)	(23,834)

Change in net interest income	(6,565)	1,043	(5,522)

Portions of the Corporation’s interest-earning assets, mostly investments in obligations of some U.S. Government agencies and sponsored entities, generate interest which is exempt from income tax, principally in Puerto Rico. Also, interest and gains on sales of investments held by the Corporation’s international banking entities are tax-exempt under the Puerto Rico tax law, except for a temporary 5% tax rate imposed by the Puerto Rico Government on IBEs’ net income effective for years that commenced after December 31, 2008 and before January 1, 2012 (refer to the Income Taxes discussion below for additional information). To facilitate the comparison of all interest data related to these assets, the interest income has been converted to an adjusted taxable equivalent basis. The tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less the Puerto Rico statutory tax rate as adjusted for changes to enacted tax rates (30.0% for 2012; 30% for the Corporation’s subsidiaries other than IBEs and 25.0% for the Corporation’s IBEs in 2011) and adding to it the average cost of interest-bearing liabilities. The computation considers the interest expense disallowance required by Puerto Rico tax law. Refer to the “Income Taxes” discussion below for additional information of the Puerto Rico tax law.

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

The following table reconciles net interest income in accordance with GAAP to net interest income, excluding valuations, and net interest income on an adjusted tax-equivalent basis. The table also reconciles net interest spread and net interest margin on a GAAP basis to these items excluding valuations and on an adjusted tax-equivalent basis:

	Quarter Ended March 31,
	2012	2011
Net Interest Income (in thousands)
Interest Income - GAAP	$152,107	$180,903
Unrealized gain on derivative instruments (interest rate swaps)	(332)	(345)

Interest income excluding valuations	151,775	180,558
Tax-equivalent adjustment	1,741	2,314

Interest income on a tax-equivalent basis excluding valuations	153,516	182,872

Interest Expense - GAAP	50,241	74,624
Unrealized loss on derivative instruments and liabilities measured at fair value	(49)	(598)

Interest expense excluding valuations	50,192	74,026

Net interest income - GAAP	$101,866	$106,279

Net interest income excluding valuations	$101,583	$106,532

Net interest income on a tax-equivalent basis excluding valuations	$103,324	$108,846

Average Balances (in thousands)
Loans and leases	$10,389,246	$11,672,619
Total securities and other short-term investments	2,397,918	3,588,028

Average Interest-Earning Assets	$12,787,164	$15,260,647

Average Interest-Bearing Liabilities	$10,725,162	$13,494,702

Average Yield/Rate
Average yield on interest-earning assets - GAAP	4.78%	4.81%
Average rate on interest-bearing liabilities - GAAP	1.88%	2.24%

Net interest spread - GAAP	2.90%	2.56%

Net interest margin - GAAP	3.20%	2.82%

Average yield on interest-earning assets excluding valuations	4.77%	4.80%
Average rate on interest-bearing liabilities excluding valuations	1.88%	2.22%

Net interest spread excluding valuations	2.89%	2.57%

Net interest margin excluding valuations	3.20%	2.83%

Average yield on interest-earning assets on a tax-equivalent basis and excluding valuations	4.83%	4.86%
Average rate on interest-bearing liabilities excluding valuations	1.88%	2.22%

Net interest spread on a tax-equivalent basis and excluding valuations	2.95%	2.64%

Net interest margin on a tax-equivalent basis and excluding valuations	3.25%	2.89%

The following table summarizes the components of the net unrealized gain and loss on derivatives (economic undesignated hedges) and net unrealized gain and loss on liabilities measured at fair value which are included in interest expense:

	Quarter ended March 31,
	2012	2011
(In thousands)

Unrealized loss on derivatives (economic undesignated hedges):

Options on stock index notes	$—	$5

Unrealized loss on liabilities measured at fair value:

Unrealized loss on medium-term notes	49	593

Net unrealized loss on derivatives (economic undesignated hedges) and liabilities measured at fair value	$49	$598

Interest income on interest-earning assets primarily represents interest earned on loans receivable and investment securities.

Interest expense on interest-bearing liabilities primarily represents interest paid on brokered CDs, branch-based deposits, repurchase agreements, advances from the FHLB and FED and notes payable.

Unrealized gains or losses on derivatives represent changes in the fair value of interest rate swaps used for protection against rising interest rates.

Unrealized gains or losses on liabilities measured at fair value represent the change in the fair value of medium-term notes elected to be measured at fair value, other than the accrual of interests.

Derivative instruments, such as interest rate swaps, are subject to market risk. While the Corporation does have certain trading derivatives to facilitate customer transactions, the Corporation does not utilize derivative instruments for speculative purposes. As of March 31, 2012, most of the interest rate swaps outstanding are used for protection against rising interest rates. Refer to Note 9 of the accompanying unaudited consolidated financial statements for further details concerning the notional amounts of derivative instruments and additional information. As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on net interest income. This will depend, for the most part, on the shape of the yield curve, the level of interest rates, as well as the expectations for rates in the future.

Net interest income decreased 4% to $101.9 million for the first quarter of 2012 from $106.3 million in the first quarter of 2011. The decrease in net interest income was mainly related to the decline in the volume of interest-earning assets reflecting the execution in 2011 of deleveraging strategies included in the Corporation’s capital plan in order to preserve and improve the capital position. Average interest-earning assets decreased by $2.5 billion when compared to the first quarter of 2011, reflecting a $1.3 billion reduction in average total loans and leases and a $1.2 billion reduction in average investment securities. The decrease in average loans was driven by loan sales completed throughout 2011, including $518 million of performing residential mortgage loans sold during the first half of 2011 and the previously reported sale of loans with a principal balance of $510.2 million (mainly adversely classified construction and commercial loans) to CPG/GS, both sales were key elements of the Corporation’s capital plan. Approximately 45% of loans sold to CPG/GS were in accruing status prior to the sale. Charge-offs, repayments of commercial credit facilities, foreclosures and loans paid-off also contributed to the decrease in the average loan portfolio. The decrease in the average volume of investment securities mainly relates to sales of MBS completed throughout 2011, coupled with securities called before their contractual maturities. Proceeds from sale, repayments and calls of loans and securities have been used to reduce maturing brokered CDs, advances from FHLB and notes payable.

Partially offsetting the decline in the average volume of earning assets was an increase of 37 basis points in the net interest margin, excluding valuations, driven by a decrease in the average cost of funds. The improvement in the net interest margin was mainly derived from improved deposit pricing and funding cost reductions resulting from the re-structuring of repurchase agreements. The Corporation reduced the average cost of funds by lowering the rates paid on certain of its savings, interest-bearing checking accounts and retail CDs. The average rate paid on non-brokered deposits declined by 40 basis points during the first quarter of 2012, or a reduction of approximately $5.2 million in interest expense. Also, the Corporation benefited from the restructuring of $900 million of repurchase agreements during the second half of 2011 and first quarter of 2012, which resulted in a reduction of $5.0 million in interest expense when compared to the first quarter of 2011. Further reductions in interest expense and the average cost of funds could be realized during 2012, as maturing brokered CDs and advances are renewed at lower current rates.

On an adjusted tax-equivalent basis, net interest income decreased by $5.5 million, or 5%, for the first quarter of 2012 compared to the same period in 2011. The decrease for the first quarter of 2012, as compared to the corresponding period of 2011, was principally due to a decrease in average interest earning assets, as discussed above, while the tax-equivalent adjustment decreased by $0.6 million. The tax-equivalent adjustment increases interest income on tax-exempt securities and loans by an amount which makes tax-exempt income comparable, on a pre-tax basis, to the Corporation’s taxable income as previously stated. The decrease in the tax-equivalent adjustment was mainly related to decreases in tax-exempt assets, lower yields on U.S. agency and MBS held by the Bank’s IBE subsidiary.

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

For the quarter ended on March 31, 2012, the Corporation recorded a provision for loan and lease losses of $36.2 million, a decrease of $52.5 million when compared to $88.7 million for the comparable period in 2011. The decrease was mainly related to lower charges to specific reserves on impaired loans, commensurate with a decrease in the migration of loans to adversely classified and/or impaired categories. The decrease was also driven by lower net charge-offs, and the overall decrease of the loan portfolio.

In terms of geography and categories, in Puerto Rico, the Corporation recorded a provision of $35.2 million in the first quarter of 2012, compared to $57.0 million for the comparable period in 2011, driven by a reduction of $19.4 million in the provision for C&I loans and a $9.4 million decrease in the provision for commercial mortgage loans, primarily due to the decrease in the inflows of loans to impaired status, thus, lower charges to specific reserves were recorded in this quarter. The continued decrease trend in net charge-offs and the decrease in the size of the loan portfolio also contributed to the decrease in the provision. In addition, the provision for consumer loans (including finance leases) decreased by $0.8 million, as losses continued to stabilize in secured portfolios (auto, boats, home equity revolving lines) combined with improved delinquency trends in unsecured loans.

With respect to the portfolio in the United States, the Corporation recorded a reserve release of $4.8 million for the first quarter of 2012, compared to a provision of $7.9 million in the first quarter of 2011. The decrease was mainly attributable to a decrease of $7.8 million in the provision for residential mortgage loans driven by the release of a $3.3 million reserve related to a $5.3 million non-performing loan paid-off during the first quarter. Reductions in net charge-offs and certain stabilization in the expectations of loss severities for this portfolio also contributed to the decrease in the provision. The provision for construction loans decreased by $2.8 million when compared to the provision recorded in the first quarter of 2011 driven by lower charges to specific reserves on a reduced level of impaired loans. In addition, the provision for C&I loans decreased by $2.0 million when compared to the first quarter of 2011.

The Virgin Islands region recorded a decrease of $18.0 million in the provision for loan losses in the first quarter of 2012, compared to 2011, mainly related to a decrease of $15.5 million in the provision for construction loans substantially related to the provision charged in 2011 to a $100 million construction loan relationship placed in non-accrual status early in 2011. In addition, during the first quarter of 2012, the Corporation recorded a $1.0 million reserve release resulting from a specific reserve analysis for a collateral dependent loan modified as a TDR in the first quarter of 2012.

Refer to the discussions under “Credit Risk Management” below for an analysis of the allowance for loan and lease losses, non-performing assets, impaired loans and related information, and refer to the discussions under “Financial Condition and Operating Analysis – Loan Portfolio” and under “Risk Management – Credit Risk Management” below for additional information concerning the Corporation’s loan portfolio exposure in the geographic areas where the Corporation does business.

Non-Interest Income

	Quarter Ended March 31,
	2012	2011
	(In thousands)

Service charges on deposit accounts	$3,247	$3,332
Other service charges	1,519	1,718
Mortgage banking activities	4,475	6,591
Insurance income	1,480	1,333
Broker-dealer income	1,263	48
Other operating income	3,934	8,122

Non-interest income before net gain on investments and equity in losses of unconsolidated entities	15,918	21,144

Proceeds from securities litigation settlement and other proceeds	26	631
Net gain on sale of investments	—	18,710
OTTI on debt securities	(1,233)	—

Net (loss) gain on investments	(1,207)	19,341

Equity in losses of unconsolidated entities	(6,236)	—

Total	$8,475	$40,485

Non-interest income primarily consists of other service charges on loans; service charges on deposit accounts; commissions derived from various banking, securities and insurance activities; gains and losses on mortgage banking activities; and net gains and losses on investments and impairments.

Service charges on deposit accounts include monthly fees and other fees on deposit accounts.

Other service charges consist mainly of service charges on credit card-related activities and other non-deferrable fees (e.g. agent, commitment and drawing fees) generated from lending activities.

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

Insurance income consists of insurance commissions earned by the Corporation’s subsidiary, FirstBank Insurance Agency, Inc.

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

Equity in earnings (losses) of unconsolidated entities is related to the FirstBank’s investment in CPG/GS, the entity that purchased $269 million of loans from FirstBank during the first quarter of 2011. The Bank holds a 35% subordinated ownership interest in CPG/GS. The majority owner of CPG/GS is entitled to recover its initial investment and a priority return of 12% prior to any return paid to the Bank. Accordingly, the Bank’s investment of $38.0 million in CPG/GS is at risk. Refer to “Financial Condition and Operating Data Analysis – Commercial and Construction Loans” and to Note 11 of the Corporation’s unaudited financial statements for the quarter ended March 31, 2012 for additional information about the Bank’s investment in CPG/GS, including information about the determination of the initial value of the investment.

Non-interest income decreased $32.0 million to $8.5 million for the first quarter of 2012 from $40.5 million for the first quarter of 2011. The decrease in non-interest income was primarily due to the effect in the prior year first quarter of gains realized on the sale of certain assets, as part of the Corporation’s deleveraging strategies included in the capital plan. Some of the most significant variances follow:

•

A $20.5 million decrease in net gain on sale of investments and impairments as the Corporation recognized an $18.7 million gain on the sale of $330 million of U.S. Agency MBS in the first quarter 2011. In addition, results for 2012 were adversely impacted by a $1.2 million other-than-temporary impairment charge (OTTI) on debt securities.

•

A $2.1 million decrease in mortgage banking activities as the prior year first quarter included a $5.3 million gain on the bulk sale of $236 million of performing residential mortgage loans, partially offset by a $1.3 million increase in gains from the Corporation’s mortgage loan securitization activities and a $1.0 million positive adjustment related to recoveries in the value of the servicing assets.

•

A $2.8 million gain on the sale of substantially all of the assets of FirstBank Insurance Agency VI recorded in the first quarter of 2011 included as part of “Other Operating Income” in the table above.

•

Non-cash charge associated with the equity in losses of unconsolidated entities of approximately $6.2 million recorded in the first quarter of 2012. This non-cash adjustment relates to the Bank’s investment in CPG/GS and includes $1.1 million that represents the amortization of the basis differential.

Partially offsetting these decreases was a $1.2 million increase from the Corporation’s broker-dealer activities, primarily driven by fees recorded in connection with the underwriting of notes and bonds issued by government entities in Puerto Rico.

Non-Interest Expenses

The following table presents the detail of non-interest expenses for the periods indicated:

	Quarter Ended March 31,
	2012	2011
	(In thousands)

Employees’ compensation and benefits	$31,611	$30,439
Occupancy and equipment	15,676	15,250
Deposit insurance premium	11,987	13,465
Other taxes, insurance and supervisory fees	4,437	4,967
Professional fees	5,179	5,137
Servicing and processing fees	2,160	2,211
Business promotion	2,547	2,664
Communications	1,721	1,878
Net loss on REO operations	3,443	5,500
Other	6,432	1,355

	$85,193	$82,866

Non-interest expenses increased by $2.3 million to $85.2 million for the first quarter of 2012 from $82.9 million for the first quarter of 2011. The increase was principally attributable to:

•

A $3.6 million negative variance, related to the provision for probable losses on off-balance sheet exposures, mainly for credit exposures on unfunded loan commitments and letters of credit. Reserve releases of $3.4 million were recorded in the first quarter of 2011, mainly related to non-performing construction loans sold to CPG/GS early in 2011. Included as part of “other” in the table above.

•	A $2.5 million non-recurring charge associated with a contingency adjustment related to the collectibility of certain tax credits, included as part of “other” in the table above.

Partially offset by:

•

A $2.1 million decrease in net losses from REO activities primarily related to a $1.3 million gain realized in the first quarter of 2012 on the sale of certain commercial REO properties in both, Puerto Rico and Florida, coupled with a decrease in write-downs to the value of repossessed properties.

•	A decrease of $1.5 million in the FDIC deposit insurance premium mainly resulting from the decrease in the Bank’s average total assets and the Bank’s improved capital position.

•	A $0.7 million decrease in local regulatory examination fees primarily related to the decrease in total assets.

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

On January 31, 2011, the Puerto Rico Government approved Act No. 1, which repealed the 1994 Code (“1994 PR Code”) and replaces it with the Puerto Rico Internal Revenue Code of 2011 (“2011 PR Code”) .The provisions of the 2011 PR Code are generally applicable to taxable years commencing after December 31, 2010. Under the 2011 PR Code, the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns and, thus, the Corporation is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss, a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable carry forward period (7 years under the 2011 PR Code, except for losses incurred during tax years commenced after December 31, 2004 and before December 31, 2012, that the carry forward period is extended to 10 years). The 2011 PR Code provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations. Dividend payments from a U.S. subsidiary to the Corporation are subject to a 10% withholding tax based on the provisions of the U.S. Internal Revenue Code.

Under the 2011 PR Code, First BanCorp is subject to a maximum statutory tax rate of 30% (25% for taxable years commencing after December 31, 2013 if certain economic conditions are met by the Puerto Rico economy). The 2011 PR Code also includes an alternative minimum tax of 20% that applies if the Corporation’s regular income tax liability is less than the alternative minimum tax requirements.

The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through International Banking Entity (“IBE”) of the Bank and through the Bank’s subsidiary, FirstBank Overseas Corporation, in which the interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation except for tax yeas that commenced after December 31, 2008 and before January 1, 2012, for which a special 5% tax was imposed to all IBEs. The IBEs and FirsBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico. IBEs that operate as a unit of a bank pay income taxes at normal rates to the extent that the IBEs’ net income exceeds 20% of the bank’s total net taxable income.

For the quarter ended March 31, 2012, the Corporation recorded an income tax expense of $2.1 million compared to an income tax expense of $3.6 million for the same period in 2011. As of March 31, 2012, the deferred tax asset, net of a valuation allowance of $371.2 million, amounted to $4.9 million compared to $5.4 million as of December 31, 2011. The Corporation continued to reserve deferred tax assets created in connection with the operations of its banking subsidiary, FirstBank.

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

In assessing the weight of positive and negative evidence, a significant negative factor that resulted in increases of the valuation allowance was that the Corporation’s banking subsidiary, FirstBank Puerto Rico, continues in a three-year historical cumulative loss position as of March 31, 2012, mainly due to charges to the provision for loan and lease losses as a result of the economic downturn. As of March 31, 2012, management concluded that $4.9 million of the deferred tax asset will be realized. The Corporation’s deferred tax assets for which it has not established a valuation allowance relate to profitable subsidiaries and to amounts that can be realized through future reversals of existing taxable temporary differences. To the extent the realization of a portion, or all, of the tax asset becomes “more likely than not” based on changes in circumstances (such as, improved earnings, changes in tax laws or other relevant changes), a reversal of that portion of the deferred tax asset valuation allowance will then be recorded.

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

During the third quarter of 2011, the Corporation recorded new UTBs of $2.4 million, all of which would, if recognized, affect the Corporations effective tax rate. The Corporation classified all interest and penalties, if any, related to tax uncertainties as income tax expense. As of March 31, 2012, the Corporation’s accrued interest that relates to tax uncertainties amounted to $0.9 million and there is no need to accrue for the payment of penalties. For the quarter ended March 31, 2012, the total amount of interest recognized by the Corporation as part of income tax expense related to tax uncertainties was $0.1 million. During the first quarter of 2012 there was no change to the UTB of $2.4 million. The amount of UTBs may increase or decrease for various reasons, including changes in the amounts for current tax year positions, the expiration of open income tax returns due to the expiration of statutes of limitations, changes in management’s judgment based on new information about the level of uncertainty, the status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. The years 2007 through 2009 have been examined by the United States Internal Revenue Service (“IRS”) and disputed issues have been taken to administrative appeals. Although the timing of the resolution and/or closure of audits is highly uncertain, the Corporation believes it is reasonably possible that the IRS will conclude this audit within the next twelve months. If any issues addressed in the IRS audit are resolved in a manner not consistent with the Corporation’s expectations, the Corporation could be required to adjust its provision for income taxes in the period such resolution occurs. The Corporation currently cannot reasonably estimate a range of possible changes to existing reserves.

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

FINANCIAL CONDITION AND OPERATING DATA ANALYSIS

Assets

Total assets were approximately $13.1 billion as of March 31, 2012, down $41.7 million from December 31, 2011. Total loans, net of the allowance for loan and lease losses, decreased by $225.1 million, led by paid-offs, repayments, foreclosures and charge-offs. The reduction was primarily related to C&I and commercial mortgage loans repayments, in both geographic segments, Puerto Rico and the United States. Proceeds from loan and MBS repayments not used to paydown maturing borrowings at the end of the quarter were maintained in cash and cash equivalents that increased by $171.6 million. Other variances within the assets include an increase of $21.6 million in REO, mainly in connection with foreclosed construction-commercial projects in the Virgin Islands (offset by a corresponding decrease in loans), and an increase of $86.0 million in other assets driven by a $100.5 million account receivable related to a 2-Year U.S Treasury Note that matured on March 31, 2012 and was subsequently collected in April (offset by a corresponding decrease in investment securities).

Loan Portfolio

The following table presents the composition of the Corporation’s loan portfolio, including loans held for sale, as of the dates indicated:

(In thousands)	March 31, 2012	December 31, 2011

Residential mortgage loans	$2,799,224	$2,873,785

Commercial loans:
Commercial mortgage loans	1,500,746	1,565,411
Construction loans	399,056	427,863
Commercial and Industrial loans	3,774,913	3,856,695
Loans to local financial institutions collateralized by real estate mortgages	269,020	273,821

Total commercial loans	5,943,735	6,123,790

Finance leases	242,228	247,003

Consumer loans	1,310,598	1,314,814

Total loans held for investment	10,295,785	10,559,392

Less:
Allowance for loan and lease losses	(483,943)	(493,917)

Total loans held for investment, net	9,811,842	10,065,475

Loans held for sale	44,352	15,822

Total loans, net	$9,856,194	$10,081,297

As of March 31, 2012, the Corporation’s total loans, net of allowance, decreased by $225.1 million, when compared with the balance as of December 31, 2011. All major loan categories decreased from 2011 levels mainly as a result of paid-offs, repayments, foreclosures and charge-offs. The reduction was primarily related to C&I and commercial mortgage loans repayments, in both geographic segments, Puerto Rico and the United States, including three relationships amounting to $116.7 million paid-off during the quarter.

Of the total gross loan portfolio held for investment of $10.3 billion as of March 31, 2012, approximately 84% have credit risk concentration in Puerto Rico, 8% in the United States (mainly in the state of Florida) and 8% in the Virgin Islands, as shown in the following table:

As of March 31, 2012	Puerto Rico	Virgin Islands	United States	Total
		(In thousands)

Residential mortgage loans	$2,123,972	$392,768	$282,484	$2,799,224

Construction loans	252,965	122,280	23,811	399,056
Commercial mortgage loans	1,053,441	64,471	382,834	1,500,746
Commercial and Industrial loans	3,503,499	227,825	43,589	3,774,913
Loans to a local financial institution collateralized by real estate mortgages	269,020	—	—	269,020

Total commercial loans	5,078,925	414,576	450,234	5,943,735

Finance leases	242,228	—	—	242,228

Consumer loans	1,223,211	55,467	31,920	1,310,598

Total loans held for investment, gross	8,668,336	862,811	764,638	10,295,785
Allowance for loan and lease losses	(388,639)	(38,991)	(56,313)	(483,943)

Total loans held for investment, net	8,279,697	823,820	708,325	9,811,842
Loans held for sale	42,456	1,896	—	44,352

	$8,322,153	$825,716	$708,325	$9,856,194

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

The following table details First BanCorp’s loan production, including purchases and refinancing, for the periods indicated:

	Quarter Ended March 31,
	2012	2011
	(In thousands)

Residential real-estate	$161,851	$115,226
C&I and commercial mortgage	236,979	419,023
Construction	10,089	35,357
Finance leases	22,359	20,110
Consumer	137,996	106,290

Total loan production	$569,274	$696,006

The Corporation is experiencing continued loan demand and has continued with its targeted origination strategies. During the first quarter of 2012, total loan originations, including refinancings and draws from existing commitments, amounted to approximately $569 million, including $63 million of loans to government entities. Originations and purchases of residential mortgage loans increased to $161.9 million for the first quarter of 2012 compared to $115.2 million for the first quarter of 2011. Originations of auto loans (including finance leases) amounted to $116.8 million for the first quarter of 2012 compared to $96.1 million volume closed for the same quarter in the previous year. The remaining portfolios reflected decreases in originations. C&I and commercial mortgage loan originations decreased by $182.0 million, as the first quarter of 2011 includes the acquisition loan of $136 million provided by FirstBank to CPG/GS and additional disbursements of approximately $45.7 million to this entity.

Residential Real Estate Loans

As of March 31, 2012, the Corporation’s residential real estate loan portfolio held for investment decreased by $74.6 million as compared to the balance as of December 31, 2011, reflecting sales of $46.9 million of loans to FNMA and FHLMC, foreclosures of $14.3 million, charge-offs and principal repayments. The majority of the Corporation’s outstanding balance of residential mortgage loans consists of fixed-rate, fully amortizing, full documentation loans. In accordance with the Corporation’s underwriting guidelines, residential real estate loans are mostly fully documented loans, and the Corporation is not actively involved in the origination of negative amortization loans or adjustable-rate mortgage loans. Refer to the “Contractual Obligations and Commitments” discussion below for additional information about outstanding commitments to sell mortgage loans.

Commercial and Construction Loans

As of March 31, 2012, the Corporation’s commercial and construction loan portfolio held for investment decreased by $180.1 million, as compared to the balance as of December 31, 2011, The reduction was primarily related to C&I and commercial mortgage loans repayments, in both geographic segments, Puerto Rico and the United States, including three relationships amounting to $116.7 million paid-off during the quarter. Additionally, the construction loan portfolio decreased by $28.8 million led by the foreclosure of the underlying collateral of two commercial projects in the Virgin Islands with an aggregate book value of $16.8 million (net of charge-offs of $4.9 million at the time of foreclosure). The Corporation’s commercial loans are primarily variable- and adjustable-rate loans.

As of March 31, 2012, the Corporation had $342.3 million outstanding in credit facilities granted to the Puerto Rico Government and/or its political subdivisions, down from $360.1 million as of December 31, 2011, and $142.0 million granted to the Virgin Islands government, up from $139.4 million as of December 31, 2011. A substantial portion of these credit facilities consist of loans to the central Government. Another portion of these obligations consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power and water utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities in Puerto Rico for which the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment.

Aside from loans extended to the Puerto Rico Government and its political subdivision, the largest loan to one borrower as of March 31, 2012 in the amount of $269.0 million is with one mortgage originator in Puerto Rico. This commercial loan is secured by individual real-estate loans, mostly 1-4 residential mortgage loans.

Construction loans originations decreased by $25.3 million due to the strategic decision by the Corporation to reduce its exposure to construction projects in both Puerto Rico and the United States. The Corporation has significantly reduced its exposure to construction loans in its Florida operations and construction loan originations in Puerto Rico are mainly draws from existing commitments. More than 87% of the construction loan originations in 2012 are related to disbursements from previously established commitments and new loans are mainly associated with construction loans to individuals. In Puerto Rico, absorption rates on low income residential projects financed by the Corporation recently showed signs of improvement, but the market is still under pressure because of an oversupply of housing units compounded by lower demand and diminished consumer purchasing power and confidence.

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

•

Any long term capital gain upon the subsequent sale of new residential property will be 100% exempt from the payment of income taxes. The purchaser will have an exemption for five years on the payment of property taxes. The cost of filing stamps and seals are waived for the period.

These benefits will be reduced for the period from July 1, 2012 through December 31, 2012 by 50% that is:

•	50% exemption of real property taxes,

•	50% discount on stamps and rights needed, and

•	50% exemption of the capital gain realized if the property is not the principal residence of the seller.

•	Purchase/Sale of Existing Residential Property, or Commercial Property with a Sales Price of No More than $3 Million, within the Period (“Qualified Property”)

•

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

These benefits will be reduced for the period from July 1, 2012 through December 31, 2012 by 50% that is:

•	25% discount on stamps and rights needed, and

•	25% exemption of the capital gain realized if the property is not the principal residence of the seller.

•	Rental Income from Residential Properties

•	Income derived from the rental of new or existing residential property will be exempt from income taxes for a period of up to 10 calendar years, commencing on January 1, 2011.

This legislation is aimed to alleviate some of the stress in the construction industry.

The composition of the Corporation’s construction loan portfolio held for investment as of March 31, 2012 by category and geographic location follows:

As of March 31, 2012	Puerto Rico	Virgin Islands	Florida	Total
	(In thousands)
Loans for residential housing projects:
High-rise (1)	$5,594	$—	$—	$5,594
Mid-rise (2)	28,884	4,939	37	33,860
Single-family detach	39,695	—	3,971	43,666

Total for residential housing projects	74,173	4,939	4,008	83,120

Construction loans to individuals secured by residential properties	10,284	8,130	—	18,414
Condo-conversion loans	4,467	—	—	4,467
Loans for commercial projects	40,851	77,279	—	118,130
Bridge loans - residential	42,829	—	—	42,829
Bridge loans - commercial	—	15,700	12,697	28,397
Land loans - residential	44,873	13,289	7,109	65,271
Land loans - commercial	34,649	2,126	—	36,775
Working capital	1,497	1,041	—	2,538

Total before net deferred fees and allowance for loan losses	253,623	122,504	23,814	399,941

Net deferred fees	(658)	(224)	(3)	(885)

Total construction loan portfolio, gross	252,965	122,280	23,811	399,056

Allowance for loan losses	(43,374)	(29,160)	(11,176)	(83,710)

Total construction loan portfolio, net	$209,591	$93,120	$12,635	$315,346

(1)	For purposes of the above table, high-rise portfolio is composed of buildings with more than 7 stories, composed of one project in Puerto Rico.
(2)	Mid-rise relates to buildings of up to 7 stories.

The following table presents further information on the Corporation’s construction portfolio as of and for the quarter ended March 31, 2012:

(Dollars in thousands)

Total undisbursed funds under existing commitments	$127,529

Construction loans held for investment in non-accrual status	$231,071

Net charge offs - Construction loans (1)	$15,392

Allowance for loan losses - Construction loans	$83,710

Non-performing construction loans to total construction loans	57.90%

Allowance for loan losses - construction loans to total construction loans	20.98%

Net charge-offs (annualized) to total average construction loans	14.23%

(1)	Includes charge-offs of $10.4 million related to construction loans in Puerto Rico, $7.0 million related to construction loans in the Virgin Islands and a $2.0 million recovery related to construction loans in Florida.

The following summarizes the construction loans for residential housing projects in Puerto Rico segregated by the estimated selling price of the units:

(In thousands)

Under $300k	$37,921
$300k - $600k	10,472
Over $600k (1)	25,780

$74,173

(1)	Mainly composed of one single-family detached projects that account for approximately 72% of the residential

Consumer Loans and Finance Leases

As of March 31, 2012, the Corporation’s consumer loan and finance leases portfolio decreased by $9.0 million, as compared to the portfolio balance as of December 31, 2011. This is mainly the result of repayments and charge-offs that on a combined basis more than offset the volume of loan originations during the first quarter of 2012. Nevertheless, the Corporation experienced a decrease in net charge-offs for consumer loans and finance leases that amounted to $8.8 million for the first quarter of 2012, as compared to $10.3 million for the same period a year ago.

Investment Activities

As part of its strategy to diversify its revenue sources and maximize its net interest income, First BanCorp maintains an investment portfolio that is classified as available-for-sale. The Corporation’s total investment securities portfolio as of March 31, 2012 aggregated $1.9 billion, a reduction of $79.8 million from December 31, 2011 mainly due to $100 million in PR government obligations called prior to their contractual maturity, a $100 million U.S. Treasury note that matured and MBS prepayments, partially offset by purchases of $124 million of U.S. Agency MBS.

Over 87% of the Corporation’s available-for-sale securities portfolio is invested in U.S. Government and Agency debentures and fixed-rate U.S. government sponsored-agency MBS (mainly GNMA, FNMA and FHLMC fixed-rate securities). The Corporation’s investment in equity securities classified as available for sale is minimal, approximately $0.1 million, which consists of common stock of another financial institution in Puerto Rico.

The following table presents the carrying value of investments at the indicated dates:

(In thousands)	As of March 31, 2012	As of December 31, 2011
	(In thousands)

Money market investments	$238,140	$239,669

Investment securities available-for-sale, at fair value:
U.S. Government and agencies obligations	675,616	778,577
Puerto Rico Government obligations	162,179	222,613
Mortgage-backed securities	1,004,840	921,024
Corporate bonds	783	1,013
Equity securities	66	41

	1,843,484	1,923,268

Other equity securities, including $36.7 million of FHLB stock as of March 31, 2012 and December 31, 2011	37,951	37,951

Total investments	$2,119,575	$2,200,888

Mortgage-backed securities at the indicated dates consist of:

(In thousands)	As of March 31, 2012	As of December 31, 2011

Available-for-sale:
FHLMC certificates	101,255	26,148
GNMA certificates	728,907	762,006
FNMA certificates	115,049	71,664
Other mortgage pass-through certificates	59,629	61,206

Total mortgage-backed securities	$1,004,840	$921,024

The carrying values of investment securities classified as available-for-sale as of March 31, 2012 by contractual maturity (excluding mortgage-backed securities and equity securities) are shown below:

(Dollars in thousands)	Carrying Amount	Weighted Average Yield %

U.S. Government and agencies obligations:
Due within one year	$675,616	0.60

Puerto Rico Government obligations:
Due within one year	8,617	4.20
Due after one year through five years	9,765	5.41
Due after five years through ten years	119,567	4.94
Due after ten years	24,230	5.77

	162,179	5.05

Corporate bonds:
Due after ten years	783	5.80

Total	838,578	1.46

Mortgage-backed securities	1,004,840	3.69

Equity securities	66	—

Total investment securities available for sale	$1,843,484	2.66

Net interest income of future periods will be affected by the Corporation’s decision to deleverage its investment securities portfolio to preserve its capital position and from balance sheet repositioning strategies. Also, net interest income could be affected by prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on these securities, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration in the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. Approximately $100.7 million of P.R. Government obligations with an average yield of 3.26% were called during the first quarter of 2012. As of March 31, 2012, the Corporation has approximately $83.4 million in debt securities (Puerto Rico government securities) with embedded calls and with an average yield of 5.16%. Refer to the “Risk Management” section below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and of the interest rate risk management strategies followed by the Corporation. Also refer to Note 4 to the accompanying unaudited consolidated financial statements for additional information regarding the Corporation’s investment portfolio.

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

The Corporation’s risk management policies are described below as well as in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of First BanCorp’s 2011 Annual Report on Form 10-K.

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

The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. As of March 31, 2012, FirstBank could not pay any dividend to the parent company except upon receipt of prior approval by the FED.

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

The Corporation manages its liquidity in a proactive manner, and maintains a sound liquidity position. Multiple measures are utilized to monitor the Corporation’s liquidity position, including basic liquidity and time-based reserve measures. The Corporation has maintained basic liquidity (cash, free liquid assets and secured lines of credit) in excess of the self-imposed minimum limit of 5% of total assets. As of March 31, 2012, the estimated basic liquidity ratio was approximately 10.0%, including un-pledged investment securities, FHLB lines of credit, and cash. At period end, the Corporation had $539 million available for additional credit on FHLB lines of credit. Unpledged liquid securities as of March 31, 2012 mainly consisted of fixed-rate MBS and U.S. agency debentures amounting to approximately $69 million. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic liquidity computation. Most of the cash balances are deposited with the Federal Reserve Bank and in money market instruments generating interest income between 0.25% and 0.35% . As of March 31, 2012, the holding company had $44.6 million of cash and cash equivalents. Cash and cash equivalents at the Bank level as of March 31, 2012 were approximately $611.3 million. The Bank has $100 million and $275 million in repurchase agreements and FHLB advances, respectively, maturing over the next twelve months. In addition, it had $3.6 billion in brokered CDs as of March 31, 2012, of which $2.5 billion mature over the next twelve months. Liquidity at the Bank level is highly dependent on bank deposits, which fund 76.2% of the Bank’s assets (or 48.4% excluding brokered CDs). The Corporation has continued to issue brokered CDs pursuant to approvals received from the FDIC to renew or roll over brokered CDs up to certain amounts through June 30, 2012. Management cannot be certain it will continue to obtain waivers from the restrictions to issue brokered CDs under the Order to meet its obligations and execute its business plans.

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

The Corporation has deleveraged its balance sheet by reducing the amounts of brokered CDs. The reductions in brokered CDs are consistent with the requirements of the Order that preclude the issuance of brokered CDs without FDIC approval and require a plan to reduce the amount of brokered CDs. Brokered CDs decreased $109.1 million to $3.6 billion as of March 31, 2012 from $3.7 billion as of December 31, 2011. At the same time, as the Corporation focuses on reducing its reliance on brokered deposits, it is seeking to add core deposits.

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

The Corporation’s principal sources of funding are:

Brokered CDs – A large portion of the Corporation’s funding has been retail brokered CDs issued by FirstBank. Total brokered CDs decreased from $3.7 billion at December 31, 2011 to $3.6 billion as of March 31, 2012. Although all the regulatory capital ratios exceeded the established “well capitalized” levels at March 31, 2012 and the minimum capital requirements of the FDIC Order, because of the Order with the FDIC, FirstBank cannot be considered a “well capitalized” institution under regulatory guidance and cannot replace maturing brokered CDs without the prior approval of the FDIC. Since the issuance of the Order, the FDIC has granted the Bank temporary waivers to enable it to continue accessing the brokered deposit market through June 30, 2012. The Bank will request approvals for future periods. The Corporation used proceeds from repayments of loans and investments to pay down maturing borrowings, including brokered CDs. Also, the Corporation successfully implemented its core deposit growth strategy that resulted in an increase of $119.6 million in core deposits during the first quarter of 2012. Core deposits exclude brokered deposits and public funds.

The average remaining term to maturity of the retail brokered CDs outstanding as of March 31, 2012 is approximately 0.85 years. Approximately 0.5% of the principal value of these certificates is callable at the Corporation’s option.

The use of brokered CDs has been particularly important for the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining regular retail deposits in Puerto Rico. The brokered CDs market is very competitive and liquid, and the Corporation has been able to obtain substantial amounts of funding in short periods of time. This strategy has enhanced the Corporation’s liquidity position, since the brokered CDs are insured by the FDIC up to regulatory limits and can be obtained faster compared to regular retail deposits. Should the FDIC fail to approve waivers for the renewal of brokered CD’s, the Corporation would accelerate the deleveraging through a systematic disposition of assets to meet its liquidity needs. During the first quarter of 2012, the Corporation issued $581.7 million in brokered CDs with an average cost of 0.72% to renew maturing brokered CDs. Management believes it will continue to obtain waivers from the restrictions in the issuance of brokered CDs under the Order to meet its obligations and execute its business plans.

The following table presents a maturity summary of brokered and retail CDs with denominations of $100,000 or higher as of March 31, 2012:

Total
(In thousands)
Three months or less	$828,182
Over three months to six months	843,599
Over six months to one year	1,637,759
Over one year	1,618,063

Total	$4,927,603

Certificates of deposit in denominations of $100,000 or higher include brokered CDs of $3.6 billion issued to deposit brokers in the form of large ($100,000 or more) certificates of deposit that are generally participated out by brokers in shares of less than $100,000 and are therefore insured by the FDIC. Certificates of deposit with denominations of $100,000 or higher also include $7.1 million of deposits through the Certificate of Deposit Account Registry Service (CDARS).

Retail deposits – The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. Total deposits, excluding brokered CDs, increased by $109.6 million to $6.3 billion from the balance of $6.2 billion as of December 31, 2011, reflecting increases in core-deposit products such as savings and interest-bearing checking accounts spread through the Corporation’s geographic segments. Refer to Note 12 in the accompanying unaudited financial statements for further details.

Refer to the “Net Interest Income” discussion above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarters ended March 31, 2012 and 2011.

Securities sold under agreements to repurchase – The Corporation’s investment portfolio is funded in part with repurchase agreements. Securities sold under repurchase agreements were $1.0 billion as of March 31, 2012 and December 31, 2011. During 2012, the Corporation restructured $200 million of repurchase agreements through amendments that include three to four year maturity extensions and are expected to result in additional reductions in the average cost of funding. This transaction contributed to improvements in the net interest margin. One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. All of the $1.0 billion of repurchase agreements outstanding as of March 31, 2012 consist of structured repurchase agreements. In addition to repos, the Corporation has been able to maintain access to credit by using cost-effective sources such as FHLB advances. Refer to Note 13 in the Corporation’s unaudited financial statements for the period ended March 31, 2012 for further details about repurchase agreements outstanding by counterparty and maturities.

Under the Corporation’s repurchase agreements, as is the case with derivative contracts, the Corporation is required to pledge cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines due to changes in interest rates, a liquidity crisis or any other factor, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Given the quality of the collateral pledged, recently the Corporation has not experienced significant margin calls from counterparties arising from credit-quality-related write-downs in valuations and, as of March 31, 2012, it had only $0.5 million of cash equivalent instruments deposited in connection with collateralized interest rate swap agreements.

Advances from the FHLB – The Corporation’s Bank subsidiary is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages as collateral for advances taken. As of March 31, 2012 and December 31, 2011, the outstanding balance of FHLB advances was $353.4 million and $367.4 million, respectively. Approximately $78.4 million of outstanding advances from the FHLB have maturities of over one year. At March 31, 2012, the Corporation had $539 million available for additional credit on FHLB lines of credit.

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

The trust preferred debentures are presented in the Corporation’s consolidated statement of financial condition as Other Borrowings, net of related issuance costs. The variable rate trust preferred securities are fully and unconditionally guaranteed by the Corporation. The $100 million Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and the $125 million issued in September 2004 mature on September 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Debentures may be shortened (such shortening would result in a mandatory redemption of the variable rate trust preferred securities). The trust preferred securities, subject to certain limitations, qualify as Tier I regulatory capital under current Federal Reserve rules and regulations. Section 171 of the Dodd-Frank Act (the “Collins Amendment”) excludes Trust Preferred Securities from Tier 1 Capital and has a provision to effectively phase-out the use of trust preferred securities issued before May 19, 2010 as Tier 1 Capital over a 3-year period commencing on January 1, 2013. At March 31, 2012, the Corporation had $225 million in trust preferred securities that are subject to the phase-out.

With respect to the outstanding subordinated debentures, the Corporation had elected to defer the interest payments that were due in March 2012. Future interest payments are subject to Federal Reserve approval.

The Corporation’s principal uses of funds are the origination of loans and the repayment of maturing deposits and borrowings. The Corporation has committed substantial resources to its mortgage banking subsidiary, FirstMortgage Inc. As a result, the ratio of residential real estate loans as a percentage of total loans has increased over time from 14% at December 31, 2004 to 27% at March 31, 2012. Commensurate with the increase in its mortgage banking activities, the Corporation has also invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities. The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid in large part because of the sale or guarantee programs of the FHA, VA, HUD, FNMA and FHLMC. The Corporation obtained Commitment Authority to issue GNMA mortgage-backed securities from GNMA and, under this program, the Corporation completed the securitization of approximately $54.3 million of FHA/VA mortgage loans into GNMA MBS during the first quarter of 2012. Any regulatory actions affecting GNMA, FNMA or FHLMC could adversely affect the secondary mortgage market.

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

Upon completion of the capital raise, the Corporation’s and the Bank’s credit ratings were upgraded by Moody’s Investor Service (“Moody’s”), Standard & Poor’s (“S&P”), and by Fitch Ratings Limited (“Fitch”). The Corporation’s credit as a long-term issuer is currently rated B+ by S&P and B- by Fitch. At the FirstBank subsidiary level, long-term issuer ratings are currently B3 by Moody’s, six notches below their definition of investment grade; B+ by S&P four notches below their definition of investment grade, and B- by Fitch, six notches below their definition of investment grade.

Cash Flows

Cash and cash equivalents were $618.2 million and $873.3 million at March 31, 2012 and 2011, respectively. These balances increased by $171.6 million and $503.0 million from December 31, 2011 and 2010, respectively. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during the first quarter of 2012 and 2011.

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

For the first quarter of 2012 and 2011, net cash provided by operating activities was $86.4 million and $43.6 million, respectively. Net cash generated from operating activities was higher than net loss reported largely as a result of adjustments for operating items such as the provision for loan and lease losses and due to sales of loans held for sale.

Cash Flows from Investing Activities

The Corporation’s investing activities primarily relate to originating loans to be held to maturity and purchasing, selling and repayments of available-for-sale and held-to-maturity investment securities. For the quarter ended March 31, 2012, net cash provided by investing activities was $107.5 million, primarily reflecting proceeds from loans (including sales and paydowns), as well as proceeds from securities called during the first quarter of 2012 and MBS prepayments. Proceeds from sales of loans and from repayments of loans and MBS were used in part to pay down maturing brokered CDs and other funding sources.

For the first quarter of 2011, net cash provided by investing activities was $920.8 million, primarily reflecting proceeds from loans, as well as proceeds from securities sold or called during the first quarter of 2011 and MBS prepayments.

Cash Flows from Financing Activities

The Corporation’s financing activities primarily include the receipt of deposits and issuance of brokered CDs, the issuance and payments of long-term debt, the issuance of equity instruments and activities related to its short-term funding. In addition, the Corporation paid monthly dividends on its preferred stock and quarterly dividends on its common stock until it announced the suspension of dividends beginning in August 2009. During the first quarter of 2012, net cash used in financing activities was $22.2 million due to repayments of maturing FHLB advances, notes payable and brokered CDs.

In the first quarter of 2011, net cash used in financing activities was $461.5 million due to paydowns of maturing brokered CDs coupled with paydowns of FHLB Advances.

Capital

The Corporation’s stockholders’ equity amounted to $1.4 billion as of March 31, 2012, a decrease of $11.1 million compared to the balance as of December 31, 2011, driven by the net loss of $13.2 million for the first quarter. Partially offsetting the net loss was an increase of $1.0 million in other comprehensive income due to higher unrealized gains on available for sale securities and net proceeds of $1.0 million related to 165,000 shares of common stock sold to a director and 115,787 shares of common stock sold to institutional investors that exercised their anti-dilution rights. Based on the Agreement with the FED, currently neither First BanCorp, nor FirstBank, is permitted to pay dividends on capital securities without prior approval.

Effective June 2, 2010, FirstBank, by and through its Board of Directors, entered into the Order with the FDIC (see “Description of Business”). Although all the regulatory capital ratios exceeded the established “well capitalized” levels and the minimum capital requirements established by the Order, because of the Order with the FDIC, FirstBank cannot be treated as a “well capitalized” institution under regulatory guidance. Set forth below are First BanCorp’s, and FirstBank Puerto Rico’s regulatory capital ratios as of March 31, 2012 and December 31, 2011, based on existing established FED and FDIC guidelines.

	First BanCorp	Banking Subsidiary
		FirstBank	To be well capitalized	Consent Order Requirements over time
As of March 31, 2012

Total capital (Total capital to risk-weighted assets)	17.36%	16.83%	10.00%	12.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	16.04%	15.50%	6.00%	10.00%
Leverage ratio	12.31%	11.91%	5.00%	8.00%

As of December 31, 2011

Total capital (Total capital to risk-weighted assets)	17.12%	16.58%	10.00%	12.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	15.79%	15.25%	6.00%	10.00%
Leverage ratio	11.91%	11.52%	5.00%	8.00%

The improvement in capital ratios was driven by a reduction in risk-weighted assets mainly associated with the reduction in commercial loans that carried a 100% risk weighting for purposes of the capital ratios calculation, and, in the case of the leverage ratio, due to the decrease in average total assets.

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

The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets for the periods ended March 31, 2012 and December 31, 2011, respectively:

(In thousands)	March 31, 2012	December 31, 2011

Total equity - GAAP	$1,433,023	$1,444,144
Preferred equity	(63,047)	(63,047)
Goodwill	(28,098)	(28,098)
Core deposit intangible	(11,100)	(11,689)

Tangible common equity	$1,330,778	$1,341,310

Total assets - GAAP	$13,085,623	$13,127,275
Goodwill	(28,098)	(28,098)
Core deposit intangible	(11,100)	(11,689)

Tangible assets	$13,046,425	$13,087,488

Common shares outstanding	206,134	205,134

Tangible common equity ratio	10.20%	10.25%
Tangible book value per common share	$6.46	$6.54

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

The following table reconciles stockholders’ equity (GAAP) to Tier 1 common equity:

(In thousands)	March 31, 2012	December 31, 2011

Total equity - GAAP	$1,433,023	$1,444,144
Qualifying preferred stock	(63,047)	(63,047)
Unrealized gain on available-for-sale securities (1)	(20,233)	(19,234)
Disallowed deferred tax asset (2)	(25)	—
Goodwill	(28,098)	(28,098)
Core deposit intangible	(11,100)	(11,689)
Cumulative change gain in fair value of liabilities accounted for under a fair value option	(2,434)	(2,009)
Other disallowed assets	(807)	(922)

Tier 1 common equity	$1,307,279	$1,319,145

Total risk-weighted assets	$9,947,559	$10,180,226

Tier 1 common equity to risk-weighted assets ratio	13.14%	12.96%

1-	Tier 1 capital excludes net unrealized gains (losses) on available-for-sale debt securities and net unrealized gains on available-for-sale equity securities with readily determinable fair values, in accordance with regulatory risk-based capital guidelines. In arriving at Tier 1 capital, institutions are required to deduct net unrealized losses on available-for-sale equity securities with readily determinable fair values, net of tax.
2-	Approximately $12 million and $13 million of the Corporation’s net deferred tax assets at March 31, 2012 and December 31, 2011, respectively were included without limitation in regulatory capital pursuant to the risk-based capital guidelines, while approximately $25k of such assets at March 31, 2012 and $0 at December 31, 2011 exceeded the limitation imposed by these guidelines and, as “disallowed deferred tax assets,” were deducted in arriving at Tier 1 capital. According to regulatory capital guidelines, the deferred tax assets that are dependent upon future taxable income are limited for inclusion in Tier 1 capital to the lesser of: (i) the amount of such deferred tax asset that the entity expects to realize within one year of the calendar quarter end-date, based on its projected future taxable income for that year or (ii) 10% of the amount of the entity’s Tier 1 capital. Approximately $7 million of the Corporation’s other net deferred tax liability at March 31, 2012 and $8 million as of December 31, 2011 represented primarily the deferred tax effects of unrealized gains and losses on available-for-sale debt securities, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines.

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

As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. As of March 31, 2012, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $408.5 million and $80.1 million, respectively. Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with its prospective borrowers.

Contractual Obligations and Commitments

The following table presents a detail of the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments
	As of March 31, 2012
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In thousands)

Contractual obligations (1) :
Certificates of deposit	$5,816,614	3,886,344	1,848,434	68,669	13,167
Securities sold under agreements to repurchase	1,000,000	100,000	—	600,000	300,000
Advances from FHLB	353,440	275,000	78,440	—	—
Notes payable	16,016	—	—	—	16,016
Other borrowings	231,959	—	—	—	231,959

Total contractual obligations	$7,418,029	$4,261,344	$1,926,874	$668,669	$561,142

Commitments to sell mortgage loans	$47,784	$47,784

Standby letters of credit	$24,696	$24,696

Commitments to extend credit:
Lines of credit	$408,512	$408,512
Letters of credit	55,418	55,418
Commitments to originate loans	128,291	128,291

Total commercial commitments	$592,221	$592,221

(1)	$3.3 million of tax liability, including accrued interest of $0.9 million, associated with unrecognized tax benefits have been excluded due to the high degree of uncertainty regarding the timing of future cash flows associated with such obligations.

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

Lehman Brothers Special Financing, Inc. (“Lehman”) was the counterparty to the Corporation on certain interest rate swap agreements. During the third quarter of 2008, Lehman failed to pay the scheduled net cash settlement due to the Corporation, which constituted an event of default under those interest rate swap agreements. The Corporation terminated all interest rate swaps with Lehman and replaced them with other counterparties under similar terms and conditions. In connection with the unpaid net cash settlement due as of March 31, 2012 under the swap agreements, the Corporation has an unsecured counterparty exposure with Lehman, which filed for bankruptcy on October 3, 2008, of approximately $1.4 million. This exposure was reserved in the third quarter of 2008. The Corporation had pledged collateral of $63.6 million with Lehman to guarantee its performance under the swap agreements in the event payment thereunder was required. As of March 31, 2012, the Corporation maintained a non-performing asset of $64.5 million related to the collateral pledged with Lehman.

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

During February 2010, Barclays filed a motion with the court requesting that the Corporation’s claim be dismissed on the grounds that the allegations of the complaint are not sufficient to justify the granting of the remedies therein sought. Shortly thereafter, the Corporation filed its opposition motion. A hearing on the motions was held in court on April 28, 2010. The court, on that date, after hearing the arguments by both sides, concluded that the Corporation’s equitable-based causes of action, upon which the return of the investment securities is being demanded, contain allegations that sufficiently plead facts warranting the denial of Barclays’ motion to dismiss the Corporation’s claim. Accordingly, the judge ordered the case to proceed to trial. Subsequent to the court decision, the district court judge transferred the case to the Lehman bankruptcy court for trial. This transfer does not purport that the claim of the Corporation is back in the Lehman bankruptcy proceedings and bankruptcy estate. Upon such transfer, the bankruptcy court began to entertain the pre-trial procedures including discovery of evidence. In this regard, an initial scheduling conference was held before the United States Bankruptcy Court for the Southern District of New York on November 17, 2010, at which time a proposed case management plan was approved. Discovery has commenced pursuant to that case management plan and is currently scheduled for completion by May 29, 2012, but this timing is subject to adjustment. Upon the case being ready for trial, the litigation will be transferred back to the federal district court. While the Corporation believes it has valid reasons to support its claim for the return of the securities, the Corporation may not succeed in its litigation against Barclays to recover all or a substantial portion of the securities.

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

These simulations are highly complex, and are based on many assumptions that are intended to reflect the general behavior of the balance sheet components over the period in question. It is unlikely that actual events will match these assumptions in all cases. For this reason, the results of these forward-looking computations are only approximations of the true sensitivity of net interest income to changes in market interest rates. Several benchmark and market rate curves were used in the modeling process; primarily the LIBOR/SWAP curve, Prime, Treasury, FHLB rates, Brokered CDs rates, Repos rates and the Mortgage Commitment Rate of 30 years. Rate indices are assumed to remain constant at March 2012 end of month levels, under the flat rate scenario; a gradual (ramp) parallel upward shift of the yield curve is assumed during the first twelve months of the projection for the +200 ramp scenario. Under the falling rate scenario, rates move downward 200bps, close to zero in most cases, reflecting a flattening curve instead of a parallel downward scenario. The Libor/Swap curve for March 2012, as compared to December 2011, showed an average decrease of 8bps in the short term horizon, between one to twelve months, while market rates increase an average of 14bps in the long term horizon. The Treasury curve has been increasing during first quarter of 2012; as compared to December 2011 end of month levels.

The following table presents the results of the simulations as of March 31, 2012 and December 31, 2011. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives and liabilities elected to be measured at fair value:

	March 31, 2012				December 31, 2011
	Net Interest Income Risk (Projected for the next 12 months)				Net Interest Income Risk (Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change

+ 200 bps ramp	$17.1	17.9%	$17.9	4.05%	$19.2	4.47%	$29.2	6.74%
- 200 bps ramp	$(8.3)	(13.3)%	$(13.3)	(3.03)%	$(3.8)	(0.88)%	$3.7	0.85%

The Corporation continues to manage its balance sheet structure to control the overall interest rate risk and preserve its capital position. As part of the Corporation’s balance sheet restructuring strategies, the net interest income and the exposures at different market rates scenarios were affected during the first quarter of 2012 as compared with 2011. The Corporation experienced a higher reduction in average interest–bearing liabilities than average interest-earning assets. The main drivers for the decrease in the asset side were related to paid-offs, repayments, foreclosures and charge-offs, primarily related to C&I and commercial mortgage loans.

In the liability side, the reduction is mainly attributable to the decrease of $125.6 million in brokered CDs, repayment of $14 million maturing FHLB advances and $6.5 million of a matured medium term note. The proceeds from loans and MBS repayments were used to pay down approximately $691.7 million of maturing brokered CDs with an average cost of 1.61%. Approximately $581.7 million of the matured brokered CDs were renewed at an average cost of 0.72%.

The Corporation continues reducing its reliance on brokered certificate of deposits with the intend to grow its core deposits base at lower costs, while adjusting the mix of its funding sources to better match the expected average life of the assets.

Taking into consideration the above-mentioned facts for modeling purposes, the net interest income for the next twelve months under a non-static balance sheet scenario is estimated to increase by $17.9 million in a gradual parallel upward move of 200 basis points when compared against the Corporation’s flat or unchanged interest rate forecast scenario.

Following the Corporation’s risk management policies, modeling of the downward “parallel” rates moves by anchoring the short end of the curve, (falling rates with a flattening curve) was performed, even though, given the current level of rates as of March 31, 2012, some market interest rate were projected to be close to zero. Under this scenario the net interest income for the next twelve months in a non-static balance sheet scenario is estimated to decrease by $13.3 million.

Derivatives

First BanCorp uses derivative instruments and other strategies to manage its exposure to interest rate risk caused by changes in interest rates beyond management’s control.

The following summarizes major strategies, including derivative activities, used by the Corporation in managing interest rate risk:

Interest rate cap agreements – Interest rate cap agreements provide the right to receive cash if a reference interest rate rises above a contractual rate. The value increases as the reference interest rate rises. The Corporation enters into interest rate cap agreements for protection from rising interest rates. Specifically, the interest rate on certain of the Corporation’s commercial loans to other financial institutions is generally a variable rate limited to the weighted-average coupon of the referenced residential mortgage collateral, less a contractual servicing fee. During the second quarter of 2010, the counterparty for interest rate caps for certain private label MBS was taken over by the FDIC, which resulted in the immediate cancelation of all outstanding commitments, and as a result, interest rate caps with a notional amount of $87.0 million are no longer considered to be derivative financial instruments. The total exposure to fair value of $3.0 million related to such contracts was reclassified to an account receivable.

Interest rate swaps – Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of March 31, 2012, most of the interest rate swaps outstanding are used for protection against rising interest rates. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.

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

The following tables summarize the fair value changes in the Corporation’s derivatives as well as the sources of the fair values:

(In thousands)	Three-month period ended March 31, 2012

Fair value of contracts outstanding at the beginning of the period	$(6,557)
Changes in fair value during the period	505

Fair value of contracts outstanding as of March 31, 2012	$(6,052)

Source of Fair Value

(In thousands)	Maturity Less Than One Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity In Excess of 5 Years	Total Fair Value

As of March 31, 2012

Pricing from observable market inputs	$4	$(372)	$(11)	$(5,673)	$(6,052)

	$4	$(372)	$(11)	$(5,673)	$(6,052)

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

As of March 31, 2012 and December 31, 2011, all of the derivative instruments held by the Corporation were considered economic undesignated hedges.

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

Set forth below is a detailed analysis of the Corporation’s credit exposure by counterparty with respect to derivative instruments outstanding as of March 31, 2012 and December 31, 2011.

	0000000	0000000	0000000	0000000	0000000	0000000
		As of March 31, 2012
(In thousands)	Rating (1)	Notional	Total Exposure at Fair Value (2)	Negative Fair Values	Total Fair Value	Accrued interest receivable (payable)

Counterparty

Interest rate swaps with rated counterparties:
JP Morgan	A	$33,952	$—	$(6,046)	$(6,046)	$—
Credit Suisse First Boston	A+	2,720	—	(360)	(360)	—
Morgan Stanley	A-	107,650	—	—	—	—

		144,322	—	(6,406)	(6,406)	—
Other derivatives:
Other derivatives (3)		118,370	356	(2)	354	(165)

Total		$262,692	$356	$(6,408)	$(6,052)	$(165)

	0000000	0000000	0000000	0000000	0000000	0000000
		As of December 31, 2011
(In thousands)	Rating (1)	Notional	Total Exposure at Fair Value (2)	Negative Fair Values	Total Fair Value	Accrued interest receivable (payable)
Counterparty

Interest rate swaps with rated counterparties:
JP Morgan	A	$34,347	$—	$(6,386)	$(6,386)	$—
Credit Suisse First Boston	A+	2,720	—	(381)	(381)	—
Goldman Sachs	A-	6,515	899	—	899	—
Morgan Stanley	A-	107,894	—	—	—	—

		151,476	899	(6,767)	(5,868)	—
Other derivatives:
Other derivatives (3)		136,128	378	(1,067)	(689)	(166)

Total		$287,604	$1,277	$(7,834)	$(6,557)	$(166)

(1)	Based on the S&P and Fitch Long Term Issuer Credit Ratings.
(2)	For each counterparty, this amount includes derivatives with positive fair value excluding the related accrued interest receivable/payable.
(3)	Credit exposure with several Puerto Rico counterparties for which a credit rating is not readily available and forward contracts.

The discounting of the cash flows is performed using US dollar LIBOR-based discount rates or yield curves that account for the industry sector and the credit rating of the counterparty and/or the Corporation. Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments for the quarter ended March 31, 2012 and 2011 was immaterial.

Credit Risk Management

First BanCorp is subject to credit risk mainly with respect to its portfolio of loans receivable and off-balance sheet instruments, mainly derivatives and loan commitments. Loans receivable represents loans that First BanCorp holds for investment and, therefore, First BanCorp is at risk for the term of the loan. Loan commitments represent commitments to extend credit, subject to specific conditions, for specific amounts and maturities. These commitments may expose the Corporation to credit risk and are subject to the same review and approval process as for loans. Refer to “Contractual Obligations and Commitments” above for further details. The credit risk of derivatives arises from the potential of the counterparty’s default on its contractual obligations. To manage this credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. For further details and information on the Corporation’s derivative credit risk exposure, refer to “ – Interest Rate Risk Management” section above. The Corporation manages its credit risk through credit policy, underwriting, independent loan review and quality control procedures, statistical analysis, comprehensive financial analysis, and established management committees. The Corporation also employs proactive collection and loss mitigation efforts. Furthermore, personnel performing structured loan workout functions are responsible for mitigating defaults and minimizing losses upon default within each region and for each business segment. In the case of C&I, commercial mortgage and construction loan portfolios, the Special Asset Group (“SAG”) focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of REO. In addition to the management of the resolution process for problem loans, the SAG oversees collection efforts for all loans to prevent migration to the non-performing and/or adversely classified status. The SAG utilizes relationship officers, collection specialists and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary.

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

The allowance for loan losses to total loans for commercial mortgage loans increased from 6.96% as of December 31, 2011 to 7.13% at March 31, 2012, while the allowance to total loans for the C&I portfolio increased from 3.98% at December 31, 2011 to 4.25% at March 31, 2012. For the residential mortgage loan portfolio, the reserve coverage decreased slightly from 2.39% at December 31, 2011 to 2.33% at March 31, 2012. The construction loans reserve coverage ratio decreased from 21.36% as of December 31, 2011 to 20.98% at March 31, 2012 due to decreases in non-performing loans, while the consumer and finance leases reserve coverage ratio decreased from 3.86% as of December 31, 2011 to 3.61% at March 31, 2012 due to decreases in delinquency levels, historical loss rates and improvements in certain market and economic indicators relevant to this segment.

Substantially all of the Corporation’s loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is located in Puerto Rico, the U.S. and British Virgin Islands or the U.S. mainland (mainly in the state of Florida), the performance of the Corporation’s loan portfolio and the value of the collateral supporting the transactions are dependent upon the performance of and conditions within each specific area real estate market. The real estate market in Puerto Rico experienced readjustments in value driven by the loss of income due to the unemployment of consumers, reduced demand and the general economic conditions. The Corporation sets adequate loan-to-value ratios upon original approval following its regulatory and credit policy standards. The real estate market for the U.S. Virgin Islands remains fairly stable. In the Florida market, residential real estate has experienced a very slow turnover, but the Corporation continues to reduce its credit exposure through disposition of assets and different loss mitigation initiatives.

As shown in the following table, the allowance for loan and lease losses amounted to $483.9 million at March 31, 2012, or 4.70% of total loans compared with $493.9 million, or 4.68% of total loans at December 31, 2011. Refer to the “Provision for Loan and Lease Losses” discussion above for additional information.

The following table sets forth an analysis of the activity in the allowance for loan and lease losses during the periods indicated:

Quarter Ended March 31,
(Dollars in thousands)	2012	2011

Allowance for loan and lease losses, beginning of period	$493,917	$553,025

Provision for loan and lease losses:
Residential mortgage	2,336	6,327
Commercial mortgage	1,578	13,381
Commercial and Industrial	20,158	41,486
Construction	7,716	22,463
Consumer and finance leases	4,409	5,075

Total provision for loan and lease losses	36,197	88,732

Charge-offs:
Residential mortgage	(5,858)	(5,404)
Commercial mortgage	(3,624)	(31,171)
Commercial and Industrial	(13,491)	(16,344)
Construction	(17,543)	(19,165)
Consumer and finance leases	(10,487)	(11,969)

(51,003)	(84,053)

Recoveries:
Residential mortgage	127	243
Commercial mortgage	30	67
Commercial and Industrial	822	56
Construction	2,151	1,927
Consumer and finance leases	1,702	1,698

4,832	3,991

Net charge-offs	(46,171)	(80,062)

Allowance for loan and lease losses, end of period	$483,943	$561,695

Allowance for loan and lease losses to period end total loans receivable	4.70%	5.06%
Net charge-offs annualized to average loans outstanding during the period	1.78%	2.74%
Provision for loan and lease losses to net charge-offs during the period	0.78	x	1.11	x

The following table sets forth information concerning the allocation of the allowance for loan and lease losses by loan category and the percentage of loan balances in each category to the total of such loans as of the dates indicated:

	As of March 31, 2012		As of December 31, 2011
(In thousands)	Amount	Percent	Amount	Percent

Residential mortgage	$65,283	27%	$68,678	27%
Commercial mortgage loans	106,976	15%	108,992	15%
Construction loans	83,710	4%	91,386	4%
Commercial and Industrial loans (including loans to local financial institutions)	171,979	39%	164,490	39%
Consumer loans and finance leases	55,995	15%	60,371	15%

	$483,943	100%	$493,917	100%

The following table sets forth information concerning the composition of the Corporation’s allowance for loan and lease losses as of March 31, 2012 and December 31, 2011 by loan category and by whether the allowance and related provisions were calculated individually or through a general valuation allowance:

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	C&I Loans	Construction Loans	Consumer and Finance Leases	Total

As of March 31, 2012

Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$185,194	$53,854	$10,356	$37,895	$3,139	$290,438

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	415,457	313,679	251,082	184,704	21,672	1,186,594
Allowance for loan and lease losses	47,105	57,932	67,248	46,796	5,495	224,576
Allowance for loan and lease losses to principal balance	11.34%	18.47%	26.78%	25.34%	25.36%	18.93%

Loans with general allowance:
Principal balance of loans	2,198,573	1,133,213	3,782,495	176,457	1,528,015	8,818,753
Allowance for loan and lease losses	18,178	49,044	104,731	36,914	50,500	259,367
Allowance for loan and lease losses to principal balance	0.83%	4.33%	2.77%	20.92%	3.30%	2.94%

Total loans held for investment:
Principal balance of loans	$2,799,224	$1,500,746	$4,043,933	$399,056	$1,552,826	$10,295,785
Allowance for loan and lease losses	65,283	106,976	171,979	83,710	55,995	483,943
Allowance for loan and lease losses to principal balance	2.33%	7.13%	4.25%	20.98%	3.61%	4.70%

As of December 31, 2011

Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$181,081	$13,797	$40,453	$33,759	$2,840	$271,930

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	423,340	354,954	223,572	213,388	20,192	1,235,446
Allowance for loan and lease losses	48,566	59,167	58,652	44,768	3,749	214,902
Allowance for loan and lease losses to principal balance	11.47%	16.67%	26.23%	20.98%	18.57%	17.39%

Loans with general allowance:
Principal balance of loans	2,269,364	1,196,660	3,866,491	180,716	1,538,785	9,052,016
Allowance for loan and lease losses	20,112	49,824	105,838	46,618	56,623	279,015
Allowance for loan and lease losses to principal balance	0.89%	4.16%	2.74%	25.80%	3.68%	3.08%

Total loans held for investment:
Principal balance of loans	$2,873,785	$1,565,411	$4,130,516	$427,863	$1,561,817	$10,559,393
Allowance for loan and lease losses	68,678	108,991	164,490	91,386	60,372	493,917
Allowance for loan and lease losses to principal balance	2.39%	6.96%	3.98%	21.36%	3.87%	4.68%

The following tables show the activity for impaired loans and the related specific reserves during the first quarter of 2012:

March 31, 2012
(In thousands)
Impaired Loans:
Balance at beginning of period	$1,507,376
Loans determined impaired during the period	98,275
Net charge-offs	(38,139)
Increases to impaired loans (disbursements)	4,918
Foreclosures	(41,018)
Loans no longer considered impaired	(25,913)
Paid in full or partial payments	(28,467)

Balance at end of period	$1,477,032

March 31, 2012
(In thousands)
Specific Reserve:
Balance at beginning of period	$214,902
Provision for loan losses	47,813
Net charge-offs	(38,139)

Balance at end of period	$224,576

Credit Quality

Credit quality performance in the 2012 first quarter reflected continued improvement in the overall loan portfolio relating to net charge-off activity, as well as moderate improvements in delinquency trends. Total non-performing loans decreased $23.7 million led by foreclosures, charge-offs, principal repayments and a decrease in the inflows of non-performing loans. Total non-performing assets, which include repossessed assets, decreased by $5.0 million, or 1%. New non-performing loans inflows of $121.0 million, decreased by $50.8 million, or 30%, compared to inflows of $171.8 million in the prior quarter. Total delinquencies, which include all loans 30 days or more past due and non-accrual loans, decreased by $16.4 million.

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

Other Real Estate Owned (OREO)

OREO acquired in settlement of loans is carried at the lower of cost (carrying value of the loan) or fair value less estimated costs to sell off the real estate. Appraisals are obtained periodically, generally, on an annual basis.

Other Repossessed Property

The other repossessed property category includes repossessed boats and autos acquired in settlement of loans. Repossessed boats and autos are recorded at the lower of cost or estimated fair value.

Other non-performing assets

This category consists of assets pledged to Lehman Brothers Special Financing, Inc, at their book value.

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

The following table presents non-performing assets as of the dates indicated:

(Dollars in thousands)	March 31, 2012	December 31, 2011

Non-performing loans held for investment:
Residential mortgage	$341,188	$338,208
Commercial mortgage	244,391	240,414
Commercial and Industrial	263,604	270,171
Construction	231,071	250,022
Finance leases	3,387	3,485
Consumer	35,772	36,062

	1,119,413	1,138,362

Other real estate owned	135,905	114,292
Other repossessed property	12,494	15,392
Other assets(1)	64,543	64,543

Total non-performing assets, excluding loans held for sale	$1,332,355	$1,332,589

Non-performing loans held for sale	—	4,764

Total non-performing assets, including loans held for sale	$1,332,355	$1,337,353

Past due loans 90 days and still accruing	$133,191	$130,816

Non-performing assets to total assets	10.18%	10.19%

Non-performing loans held for investment to total loans held for investment	10.87%	10.78%

Allowance for loan and lease losses	483,943	493,917

Allowance to total non-performing loans held for investment	43.23%	43.39%

Allowance to total non-performing loans held for investment, excluding residential real estate loans	62.19%	61.73%

(1)	Collateral pledged to Lehman Brothers Special Financing, Inc.

The following table shows non-performing assets by geographic segment:

(Dollars in thousands)	March 31,	December 31,
	2012	2011

Puerto Rico:
Non-performing loans held for investment:
Residential mortgage	$305,955	$297,595
Commercial mortgage	172,825	170,949
Commercial and Industrial	252,345	261,189
Construction	137,078	137,478
Finance leases	3,387	3,485
Consumer	33,686	34,888

Total non-performing loans held for investment	905,276	905,584

REO	91,452	85,788
Other repossessed property	12,415	15,283
Other assets	64,543	64,543

Total non-performing assets, excluding loans held for sale	$1,073,686	$1,071,198
Non-performing loans held for sale	—	4,764

Total non-performing assets, including loans held for sale	$1,073,686	$1,075,962

Past due loans 90 days and still accruing	$124,940	$118,888

Virgin Islands:
Non-performing loans held for investment:
Residential mortgage	$11,731	$11,470
Commercial mortgage	14,991	12,851
Commercial and Industrial	9,631	7,276
Construction	87,555	110,594
Consumer	489	518

Total non-performing loans held for investment	124,397	142,709

REO	27,263	7,200
Other repossessed property	36	67

Total non-performing assets, excluding loans held for sale	$151,696	$149,976
Non-performing loans held for sale	—	—

Total non-performing assets, including loans held for sale	$151,696	$149,976

Past due loans 90 days and still accruing	$8,251	$11,204

Florida:
Non-performing loans held for investment:
Residential mortgage	$23,502	$29,143
Commercial mortgage	56,575	56,614
Commercial and Industrial	1,628	1,706
Construction	6,438	1,950
Consumer	1,597	656

Total non-performing loans held for investment	89,740	90,069

REO	17,190	21,304
Other repossessed property	43	42

Total non-performing assets, excluding loans held for sale	$106,973	$111,415
Non-performing loans held for sale	—	—

Total non-performing assets, including loans held for sale	$106,973	$111,415

Past due loans 90 days and still accruing	$—	$724

Total non-performing loans were $1.12 billion at March 31, 2012, which represented 10.87% of total loans held for investment. This represents a decrease of $23.7 million, or 2%, from $1.14 billion, or 13.28% of total loans held for investment at December 31, 2011.

Non-performing construction loans decreased by $23.7 million, or 9%, from the end of the fourth quarter of 2011. Non-performing construction loans in the Virgin Islands decreased by $23.0 million, led by the foreclosure of the underlying collateral of two commercial projects in the Virgin Islands with an aggregate book value of $16.8 million (net of charge-offs of $4.9 million recorded at the time of foreclosure) and a charge-off of $2.2 million in another commercial project. Non-performing construction loans in Puerto Rico decreased by $5.2 million mainly due to net charge-offs of $10.4 million in the first quarter, led by a $7.5 million charge-off recorded for a commercial project. This was partially offset by inflows of $5.2 million, including a $4.4 million residential land loan. Meanwhile, non-performing construction loans in the United States increased by $4.5 million driven by the inflow to non-performing status of a $4.5 million residential land loan. The inflows of non-performing construction loans increased by $4.4 million from $6.4 million for the fourth quarter of 2011 to $13.2 million in the first quarter of 2012.

C&I non-performing loans decreased by $6.6 million, or 2%, on a sequential quarter basis, reflecting primarily charge-offs and a decline in the level of inflows. The decline was mainly in Puerto Rico where C&I non-performing loans decreased by $8.8 million, led by net charge-offs of $12.6 million, foreclosures of $5.1 million and repayments of $4.2 million. This was partially offset by inflows of $14.5 million during the first quarter, including three relationships individually in excess of $1 million totaling $9.5 million. Non-performing C&I loans in the Virgin Islands increased by $2.4 million driven by the inflow to non-performing status of three loans, including one loan of $1.3 million. C&I non-performing loans in the United States remained almost unchanged with a decrease of $0.1 million, mainly related to charge-offs. Total inflows of non-performing C&I loans, for all geographic segments, declined 26% from $27.0 million for the fourth quarter of 2011 to $19.9 million for the first quarter of 2012.

Non-performing residential mortgage loans increased $3.0 million, or less than 1%, from December 31, 2011. The increase was mainly due to an increase in the inflows of non-performing residential mortgage loans in Puerto Rico. This was partially offset by several factors, including: (i) loans brought current, (ii) foreclosures that contributed to the increase in the REO portfolio discussed below, (iii) the restoration to accrual status of modified loans that successfully completed a trial performance period and (iv) charge-offs and principal repayments. The level of inflows of non-performing residential mortgage loans increased 16% from $49.4 million for the fourth quarter of 2011 to $57.3 million in the first quarter of 2012.

In terms of geographic segments, non-performing residential mortgage loans in Puerto Rico increased by $8.4 million, partially offset by a $5.6 million decrease in the United States driven by the repayment of a $5.3 million loan. Non-performing residential mortgage loans in the Virgin Islands increased by $0.3 million. Approximately $222.1 million, or 65% of total non-performing residential mortgage loans, have been written down to their net realizable value.

Non-performing commercial mortgage loans increased by $4.0 million, or 2%, from the end of the fourth quarter of 2011. Non-performing commercial mortgage loans in Puerto Rico increased by $1.9 million led by the inflow of a $5.1 million relationship that was modified as a TDR during the first quarter, partially offset by foreclosures. Non-performing commercial mortgage loans in the Virgin Islands increased by $2.1 million mainly associated with the inflow to non-performing status of two relationships with an aggregate balance of $5.1 million, including a $2.9 million TDR loan that redefaulted during the first quarter. This was partially offset by, among other things, the foreclosure of the underlying collateral of a $3.0 million loan. Non-performing commercial mortgage loans in the United States remained almost unchanged with a decrease of less than $0.1 million, however, the activity showed increases due to inflows of $4.0 million led by two relationships with an aggregate balance of $3.8 million, offset by: (i) foreclosures of $1.8 million, (ii) $1.0 million of net charge-offs, (iii) a $0.5 million loan brought current and (iv) $0.7 million in principal repayments. Total inflows of non-performing commercial mortgage loans declined 75% from $74.3 million in the fourth quarter of 2011 to $18.7 million for the first quarter of 2012.

The levels of non-performing consumer loans, including finance leases, showed a $0.4 million decrease during the first quarter of 2012. The decrease was mainly related to auto and personal loans in Puerto Rico, partially offset by an increase in the boats financing category. The inflows of non-performing consumer loans declined 3% from $14.7 million for the fourth quarter of 2011 to $14.3 million in the first quarter of 2012.

At March 31, 2012, approximately $237.0 million of the loans placed in non-accrual status, mainly construction and commercial loans, were current, or had delinquencies of less than 90 days in their interest payments, including $186.5 million of TDRs maintained in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability. Collections are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

During the quarter ended March 31, 2011, interest income of approximately $2.7 million related to non-performing loans with a carrying value of $691.3 million as of March 31, 2012, mainly non-performing construction and commercial loans, was applied against the related principal balances under the cost-recovery method.

The allowance to non-performing loans held for investment ratio as of March 31, 2012 was 43.23%, compared to 43.39% as of December 31, 2011. As of March 31, 2012, approximately $335.8 million, or 30%, of total non-performing loans have been charged-off to their net realizable value as shown in the following table.

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	C&I Loans	Construction Loans	Consumer and Finance Leases	Total

As of March 31, 2012

Non-performing loans held for investment charged-off to realizable value	$222,093	$11,335	$58,205	$41,531	$2,624	$335,788
Other non-performing loans held for investment	119,095	233,056	205,399	189,540	36,535	783,625

Total non-performing loans held for investment	$341,188	$244,391	$263,604	$231,071	$39,159	$1,119,413

Allowance to non-performing loans held for investment	19.13%	43.77%	65.24%	36.23%	142.99%	43.23%
Allowance to non-performing loans held for investment, excluding non-performing loans charged-off to realizable value	54.82%	45.90%	83.73%	44.16%	153.26%	61.76%

As of December 31, 2011

Non-performing loans held for investment charged-off to realizable value	$233,703	$21,925	$70,462	$70,959	$2,605	$399,654
Other non-performing loans held for investment	104,505	218,489	199,709	179,063	36,942	738,708

Total non-performing loans held for investment	$338,208	$240,414	$270,171	$250,022	$39,547	$1,138,362

Allowance to non-performing loans held for investment	20.31%	45.33%	60.88%	36.55%	152.66%	43.39%
Allowance to non-performing loans held for investment, excluding non-performing loans charged-off to realizable value	65.72%	49.88%	82.36%	51.04%	163.42%	66.86%

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico and in accordance with the government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction and residential mortgage loans in the U.S. mainland fit the definition of Troubled debt restructurings (“TDR”). A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of March 31, 2012, the Corporation’s total TDR loans of $853.6 million consisted of $386.3 million of residential mortgage loans, $113.8 million of commercial and industrial loans, $223.6 million of commercial mortgage loans, $108.0 million of construction loans and $21.9 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $3.7 million as of March 31, 2012.

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

In addition to residential loans modified in TDRs described above, the Corporation also enters into trial modifications with certain borrowers. Trial modifications generally represent a three month period whereby the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Trial modifications lasting more than three months are considered TDRs. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification where the terms of the loan are formally modified. Approximately 79% of all loans that entered into a trial modification during the last twelve months became permanent modifications as of March 31, 2012. Substantially all permanent modifications are considered TDRs and are included in the TDR disclosures herein. As of March 31, 2012, the Corporation had 202 loans that were in trial modifications and were not considered TDRs, with an unpaid principal balance of $30.8 million and a carrying value of $28.4 million.

For the commercial real estate, commercial and industrial, and the construction portfolios, at the time of the restructuring, the Corporation determines, on a loan by loan basis, whether a concession was granted for economic or legal reasons related to the borrower’s financial difficulty. Concessions granted for commercial loans could include: reductions in interest rates to rates that are considered below market; extension of repayment schedules and maturity dates beyond original contractual terms; waiving of borrower covenants; forgiveness of principal or interest; or other contract changes that would be considered a concession. The Corporation mitigates loan defaults for its commercial loan portfolios through its collections function. The function’s objective is to minimize both early stage delinquencies and losses upon default of commercial loans. In the case of C&I, commercial mortgage and construction loan portfolios, the Special Asset Group (“SAG”) focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of REO. In addition to the management of the resolution process for problem loans, the SAG oversees collection efforts for all loans to prevent migration to the non-performing and/or adversely classified status. The SAG utilizes relationship officers, collection specialists and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary. The SAG utilizes its collections infrastructure of workout collection officers, credit work-out specialists, in-house legal counsel, and third party consultants. In the case of residential construction projects and large commercial loans, the function also utilizes third-party specialized consultants to monitor the residential and commercial construction projects in terms of construction, marketing and sales, and restructuring of large commercial loans. In addition, the Corporation extends, renews and restructures loans with satisfactory credit profiles. Many commercial loan facilities are structured as lines of credit, which are mainly one year in term and therefore are required to be renewed annually. Other facilities may be restructured or extended from time to time based upon changes in the borrower’s business needs, use of funds, timing of completion of projects and other factors. If the borrower is not deemed to have financial difficulties, extensions, renewals and restructurings are done in the normal course of business and not considered concessions, and the loans continue to be recorded as performing.

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

The following table provides a breakdown between accrual and nonaccrual status of TDRs as of March 31, 2012:

	March 31, 2012
(In thousands)	Accrual	Nonaccrual (1)	Total TDRs

Non- FHA/VA Residential Mortgage loans	$281,832	$104,458	$386,290
Commercial Mortgage Loans	123,381	100,238	223,619
Commercial & Industrial Loans	18,751	95,064	113,815
Construction Loans	2,188	105,827	108,015
Consumer Loans - Auto	5,851	4,047	9,898
Finance Leases	2,054	89	2,143
Consumer Loans - Other	7,692	2,152	9,844

Total Troubled Debt Restructurings	$441,749	$411,875	$853,624

(1)	Included in non-accrual loans are $186.5 million in loans that are performing under the terms of the restructuring agreement but are reported in non-accrual until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectibility.

The REO portfolio, which is part of non-performing assets, increased by $21.6 million, mainly reflecting the foreclosure of commercial construction properties in the Virgin Islands, including the aforementioned $16.8 million relationship that led to the decrease in non-performing construction loans. The following table shows the activity during the first quarter of 2012 of the REO portfolio by geographic region and type of property:

(In thousands)	As of March 31, 2012
	Puerto Rico			Virgin Islands			Florida			Consolidated
	Residential	Commercial	Construction	Residential	Commercial	Construction	Residential	Commercial	Construction
Beginning Balance	$55,381	$24,629	$5,778	$6,520	$—	$680	$5,710	$11,613	$3,981	$114,292
Additions	12,774	11,477	76	—	3,061	17,388	1,483	1,989	—	48,248
Sales	(10,099)	(3,008)	(163)	(374)	—	—	(2,188)	(4,695)	—	(20,527)
Fair value adjustments	(3,069)	(1,993)	(331)	—	—	(12)	(222)	(241)	(240)	(6,108)

Ending balance	$54,987	$31,105	$5,360	$6,146	$3,061	$18,056	$4,783	$8,666	$3,741	$135,905

The over 90-day delinquent, but still accruing, loans, excluding loans guaranteed by the U.S. Government, increased during the first quarter of 2012 by $3.6 million to $49.2 million, or 0.48% of total loans held for investment, at March 31, 2012. Loans 30 to 89 days delinquent increased by $0.2 million, to $273.9 million as of March 31, 2012.

Net Charge-offs and Total Credit Losses

Total net charge-offs for the first quarter of 2012 were $46.2 million, or 1.78% of average loans on an annualized basis. This was down $33.9 million, or 42%, from $80.1 million, or an annualized 2.74%, in the first quarter of 2011. The amount of net charge-offs and the ratio of net charge-offs to total loans are the lowest since the first quarter of 2009.

Construction loans net charge-offs in the first quarter of 2012 were $15.4 million, or an annualized 14.23%, compared to $17.2 million, or an annualized 8.50% of related loans, in the first quarter of 2011. Approximately $10.4 million, of the construction loans net charge-offs in the first quarter of 2012 were in Puerto Rico, including an individual charge-off of $7.5 million related to a commercial project. In the Virgin Islands, construction loans net charge-offs of $7.0 million in the first quarter were primarily associated with three loans, including $4.9 million related to the aforementioned foreclosure of the underlying collateral of non-performing construction commercial projects. The United States construction loan portfolio reflected a net recovery of $2.0 million, including a $1.5 million recovery related to a residential land loan that was fully charged-off previously. The construction portfolio in Florida has been considerably reduced over the past three years to $23.8 million as of March 31, 2012.

C&I loan net charge-offs in the first quarter of 2012 were $12.7 million, or an annualized 1.25% of related average loans, down from $16.3 million, or an annualized 1.54% of related loans, in the first quarter of 2011. Substantially all of the charge-offs recorded in the first quarter of 2012 were in Puerto Rico spread through several industries. Approximately 78%, or $9.8 million, of the net charge-offs in the first quarter of 2012 were related to four relationships with individual charge-offs in excess of $1 million, most of them with previously established adequate reserves.

Commercial mortgage loans net charge-offs in the first quarter of 2012 were $3.6 million, or an annualized 0.92% of related average loans, down from $31.1 million, or an annualized 7.37% of related loans, in the first quarter of 2011. Approximately 72%, or $2.6 million, of the commercial mortgage loans net charge-offs in the first quarter of 2012 was in Puerto Rico, including $1.2 million related to the foreclosure of loans and generally associated with small relationships. None of the charge-offs was individually in excess of $1 million. Commercial mortgage loans net charge-offs in the United States amounted to $1.0 million for the first quarter of 2012; consisting of three relationships with individual charge-offs under $0.5 million. Net charge-offs in the first quarter of 2011 were mainly driven by the charge-off related to an $85.6 million relationship in Puerto Rico restructured by the Corporation through a loan split.

Residential mortgage loan net charge-offs were $5.7 million, or an annualized 0.82% of related average loans compared to $5.2 million, or an annualized 0.63% for the comparable period in 2011. Approximately $3.9 million in charge-offs for the first quarter of 2012 ($3.4 million in Puerto Rico, $0.4 million in Florida and $0.1 million in the Virgin Islands) resulted from valuations for impairment purposes of residential mortgage loan portfolios considered homogeneous given high delinquency and loan-to-value levels, compared to $4.0 million recorded in the first quarter of 2011. Net charge-offs on residential mortgage loans also included $1.5 million related to the foreclosure of loans during the first quarter of 2012, compared to $1.4 million recorded for foreclosures in the first quarter of 2011. The total amount of the residential mortgage loan portfolio that had been charged-off to its net realizable value as of March 31, 2012 amounted to $222.1 million. This represents approximately 65% of the total non-performing residential mortgage loan portfolio outstanding as of March 31, 2012.

Net charge-offs on consumer loans and finance leases in the first quarter of 2012 were $8.8 million, or an annualized 2.26% of related average loans down from $10.3 million, or an annualized 2.43% of average loans for the first quarter of 2011.

The following table presents annualized charge-offs to average loans held-in-portfolio:

	Quarter Ended
	March 31, 2012	March 31, 2011
Residential mortgage	0.82%	0.63%
Commercial mortgage	0.92%	7.37%
Commercial and Industrial	1.25%	1.54%
Construction	14.23%	8.50%
Consumer and finance leases	2.26%	2.43%
Total loans	1.78%	2.74%

The above ratios are based on annualized charge-offs and are not necessarily indicative of the results expected for the entire year or in subsequent periods.

The following table presents annualized net charge-offs to average loans by geographic segment:

	Quarter Ended
	March 31, 2012		March 31, 2011
PUERTO RICO:
Residential mortgage	0.95%		0.39%
Commercial mortgage	0.98%		10.07%
Commercial and Industrial	1.33%		1.55%
Construction	15.78%		8.77%
Consumer and finance leases	2.28%		2.50%
Total loans	1.80%		2.82%

VIRGIN ISLANDS:
Residential mortgage	0.08%		0.05%
Commercial mortgage	0.00%		0.00%
Commercial and Industrial	0.03%		1.59%
Construction	19.29%		0.16%
Consumer and finance leases	0.90%		1.05%
Total loans	3.22%		0.45%

FLORIDA:
Residential mortgage	0.90%		3.26%
Commercial mortgage	0.93%		1.65%
Commercial and Industrial	0.72%		0.92%
Construction	-33.52	% (1)	26.29%
Consumer and finance leases	3.59%		1.59%
Total loans	0.00%		4.29%

(1)	For the first quarter of 2012, recoveries in construction loans in the Florida exceeded charge-offs.

Total credit losses (equal to net charge-offs plus losses on REO operations) for the quarter ended March 31, 2012 amounted to $49.6 million, or 1.89% on an annualized basis to average loans and repossessed assets in contrast to credit losses of $85.6 million, or a loss rate of 2.91%, for the first quarter of 2011.

The following table presents a detail of the REO inventory and credit losses for the periods indicated:

	Quarter Ended
	March 31,
	2012	2011
	(In thousands)
REO
REO balances, carrying value:
Residential	$65,915	$58,426
Commercial	42,832	26,434
Construction	27,158	7,088

Total	$135,905	$91,948

REO activity (number of properties):
Beginning property inventory,	575	479
Properties acquired	120	91
Properties disposed	(105)	(80)

Ending property inventory	590	490

Average holding period (in days)
Residential	388	332
Commercial	263	418
Construction	154	480

	302	368

REO operations (loss) gain:
Market adjustments and (losses) gain on sale:
Residential	(1,292)	(2,633)
Commercial	1,065	(1,103)
Construction	(276)	135

	(503)	(3,601)

Other REO operations expenses	(2,940)	(1,899)

Net Loss on REO operations	$(3,443)	$(5,500)

CHARGE-OFFS
Residential charge-offs, net	(5,731)	(5,161)
Commercial charge-offs, net	(16,263)	(47,392)
Construction charge-offs, net	(15,392)	(17,238)
Consumer and finance leases charge-offs, net	(8,785)	(10,271)

Total charge-offs, net	(46,171)	(80,062)

TOTAL CREDIT LOSSES (1)	$(49,614)	$(85,562)

LOSS RATIO PER CATEGORY (2):
Residential	0.98%	0.94%
Commercial	1.08%	3.27%
Construction	14.13%	8.36%
Consumer	2.24%	2.41%
TOTAL CREDIT LOSS RATIO (3)	1.89%	2.91%

(1)	Equal to REO operations (losses) gains plus Charge-offs, net.
(2)	Calculated as net charge-offs plus market adjustments and gains (losses) on sale of REO divided by average loans and repossessed assets.
(3)	Calculated as net charge-offs plus net loss on REO operations divided by average loans and repossessed assets.

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

As of March 31, 2012, the Corporation had $342.3 million outstanding in credit facilities granted to the Puerto Rico Government and/or its political subdivisions, down from $360.1 million as of December 31, 2011, and $142.0 million granted to the Virgin Islands government, up from $139.4 million as of December 31, 2011. A substantial portion of these credit facilities consist of loans to the central Government. Another portion of these obligations consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power and water utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities in Puerto Rico for which the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment.

Aside from loans extended to the Puerto Rico Government and its political subdivision, the largest loan to one borrower as of March 31, 2012 in the amount of $269.0 million is with one mortgage originator in Puerto Rico. This commercial loan is secured by individual real-estate loans, mostly 1-4 residential mortgage loans.

Of the total gross loan held for investment portfolio of $10.3 billion as of March 31, 2012, approximately 84% have credit risk concentration in Puerto Rico, 8% in the United States and 8% in the Virgin Islands.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk to which the Corporation is exposed, see the information contained in “Part I – Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.”

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Control and Procedures

First BanCorp’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of First BanCorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2012. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

In the opinion of the Company's management, the pending and threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition, results of operations or cash flows of the Corporation.

ITEM 1A.	RISK FACTORS

Our business, operating results and/or the market price of our common and preferred stock may be significantly affected by a number of factors. For a detailed discussion of certain risk factors that could affect the Corporation’s operations, financial condition or results for future periods see Item 1A, Risk Factors, in the Corporation’s 2011 Annual Report on Form 10-K. These factors could also cause actual results to differ materially from historical results or the results contemplated by the forward-looking statements contained in this report. Also refer to the discussion in “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of risk factors in the Corporation’s 2011 Form 10-K.

The risks described in the Corporation’s 2011 Form 10-K are not the only risks facing the Corporation. Additional risks and uncertainties not currently known to the Corporation or currently deemed by the Corporation to be immaterial also may materially adversely affect the Corporation’s business, financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

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

31.1 – CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 – CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 – CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 – CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 – Interactive Data File (Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, furnished in XBRL (eXtensible Business Reporting Language)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp.
Registrant

Date: May 10, 2012	By:	/s/ Aurelio Alemán
Aurelio Alemán
President and Chief Executive Officer

Date: May 10, 2012	By:	/s/ Orlando Berges
Orlando Berges
Executive Vice President and Chief Financial Officer