Form 10-Q
period 2012-06-30
FIRST BANCORP /PR/
filed 2012-08-09
CIK 1057706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Common stock: 206,134,458 outstanding as of July 31, 2012.

FIRST BANCORP.

INDEX PAGE

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
Consolidated Statements of Financial Condition (Unaudited) as of June 30, 2012 and December 31, 2011	3
Consolidated Statements of Income (Loss) (Unaudited) – Quarters ended June 30, 2012 and June 30, 2011 and a six-month periods ended June 30, 2012 and June 30, 2011	4
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) – Quarters ended June 30, 2012 and June 30, 2011 and six-month periods ended June 30, 2012 and June 30, 2011	5
Consolidated Statements of Cash Flows (Unaudited) – Six-month periods ended June 30, 2012 and June 30, 2011	6
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) – Six-month periods ended June 30, 2012 and June 30, 2011	7
Notes to Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	51
Item 3. Quantitative and Qualitative Disclosures About Market Risk	95
Item 4. Controls and Procedures	95

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	96
Item 1A. Risk Factors	96
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	97
Item 3. Defaults Upon Senior Securities	97
Item 4. Mine Safety Disclosures	97
Item 5. Other Information	97
Item 6. Exhibits	97

SIGNATURES	98

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

First BanCorp. wishes to caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and to advise readers that various factors, including, but not limited to, the following could cause actual results to differ materially from those expressed in, or implied by such “forward-looking statements.”:

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

•

the strength or weakness of the real estate markets and of the consumer and commercial credit sectors and their potential impact on the credit quality of the Corporation’s loans and other assets, including the Corporation’s construction and commercial real estate loan portfolios, which have contributed and may continue to contribute to, among other things, the high levels of non-performing assets, charge-offs and the provision expense and may subject the Corporation to further risk from loan defaults and foreclosures;

•

adverse changes in general economic conditions in the United States (“U.S.”) and in Puerto Rico, including the interest rate environment, market liquidity, housing absorption rates, real estate prices and disruptions in the U.S. capital markets, which may reduce interest margins, impact funding sources, affect demand for all of the Corporation’s products and services and reduce the Corporation’s revenues, earnings and the value of the Corporation’s assets;

•	an adverse change in the Corporation’s ability to attract new clients and retain existing ones;

•

a decrease in demand for the Corporation’s products and services and lower revenues and earnings because of the continued recession in Puerto Rico and the current fiscal problems and budget deficit of the Puerto Rico government;

•

uncertainty about regulatory and legislative changes for financial services companies in Puerto Rico, the U.S. and the U.S. Virgin Islands (“USVI”) and British Virgin Islands (“BVI”), which could affect the Corporation’s financial condition or performance and could cause the Corporation’s actual results for future periods to differ materially from prior results and anticipated or projected results;

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

•	the risk of not being able to recover the assets pledged to Lehman Brothers Special Financing, Inc.;

•	the impact on the Corporation’s results of operations and financial condition associated with acquisitions and dispositions;

•	a need to recognize additional impairments on financial instruments, goodwill, or other intangible assets relating to acquisitions;

•	risks that downgrades in the credit ratings of the Corporation’s long-term senior debt will adversely affect the Corporation’s ability to access necessary external funds;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) on the Corporation’s businesses, business practices and cost of operations; and

•	general competitive factors and industry consolidation.

The Corporation does not undertake, and specifically disclaims any obligation, to update any of the “forward- looking statements” to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by the federal securities laws.

Investors should refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, as well as, “Part II, Item 1A, Risk Factors” in this quarterly report on Form 10-Q for a discussion of such factors and certain risks and uncertainties to which the Corporation is subject.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In thousands, except for share information)	June 30, 2012	December 31, 2011
ASSETS

Cash and due from banks	$518,725	$206,897

Money market investments:
Federal funds sold	—	2,603
Time deposits with other financial institutions	1,055	955
Other short-term investments	239,123	236,111

Total money market investments	240,178	239,669

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	1,066,871	1,167,265
Other investment securities	474,654	756,003

Total investment securities available for sale	1,541,525	1,923,268

Other equity securities	32,141	37,951

Investment in unconsolidated entities	34,499	43,401

Loans, net of allowance for loan and lease losses of $457,153 (2011 - $493,917)	9,838,962	10,065,475
Loans held for sale, at lower of cost or market	60,393	15,822

Total loans, net	9,899,355	10,081,297

Premises and equipment, net	185,721	194,942
Other real estate owned	167,341	114,292
Accrued interest receivable on loans and investments	51,958	49,957
Other assets	242,207	235,601

Total assets	$12,913,650	$13,127,275

LIABILITIES

Non-interest-bearing deposits	$776,947	$705,789
Interest-bearing deposits	9,123,226	9,201,965

Total deposits	9,900,173	9,907,754

Securities sold under agreements to repurchase	900,000	1,000,000
Advances from the Federal Home Loan Bank (FHLB)	333,440	367,440
Notes payable (including $15,968 measured at fair value as of December 31, 2011)	—	23,342
Other borrowings	231,959	231,959
Accounts payable and other liabilities	99,119	152,636

Total liabilities	11,464,691	11,683,131

Commitments and Contingencies (Note 22)

STOCKHOLDERS’ EQUITY

Preferred stock, authorized 50,000,000 shares:
Non-cumulative Perpetual Monthly Income Preferred Stock: issued - 22,004,000 shares, outstanding - 2,521,872 shares, aggregate liquidation value of $63,047	63,047	63,047
Common stock, $0.10 par value, authorized 2,000,000,000 shares; issued 206,629,311 shares (2011 - 205,794,024 shares issued)	20,663	20,579
Less: Treasury stock (at par value)	(49)	(66)

Common stock outstanding, 206,134,458 shares outstanding (2011 - 205,134,171 shares outstanding)	20,614	20,513

Additional paid-in capital	885,130	884,002
Retained earnings	453,558	457,384
Accumulated other comprehensive income, net of tax expense of $7,401 (2011 - $7,751)	26,610	19,198

Total stockholders’ equity	1,448,959	1,444,144

Total liabilities and stockholders’ equity	$12,913,650	$13,127,275

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Quarter Ended		Six-Month Period Ended
(In thousands, except per share information)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Interest income:
Loans	$142,239	$146,314	$282,765	$304,285
Investment securities	10,957	16,687	22,169	39,310
Money market investments	456	417	825	726

Total interest income	153,652	163,418	305,759	344,321

Interest expense:
Deposits	33,489	49,525	70,223	103,584
Securities sold under agreements to repurchase	7,028	13,022	15,118	26,158
Advances from FHLB	3,028	4,219	6,269	8,964
Notes payable and other borrowings	1,402	2,217	3,578	4,901

Total interest expense	44,947	68,983	95,188	143,607

Net interest income	108,705	94,435	210,571	200,714

Provision for loan and lease losses	24,884	59,184	61,081	147,916

Net interest income after provision for loan and lease losses	83,821	35,251	149,490	52,798

Non-interest income:
Service charges on deposit accounts	3,240	3,054	6,487	6,386
Other service charges	1,226	1,456	2,745	3,174
Mortgage banking activities	4,057	9,336	8,532	15,927
Net gain on sale of investments	—	21,949	26	41,290
Other-than-temporary impairment losses on investment securities:
Total other-than-temporary impairment losses	—	—	—	—
Portion of loss previously recognized in other comprehensive income	(143)	(607)	(1,376)	(607)

Net impairment losses on investment securities	(143)	(607)	(1,376)	(607)
Loss on early extinguishment of borrowings	—	(1,823)	—	(1,823)
Equity in losses of unconsolidated entities	(2,491)	(1,536)	(8,727)	(1,536)
Other non-interest income	8,133	7,033	14,810	16,536

Total non-interest income	14,022	38,862	22,497	79,347

Non-interest expenses:
Employees’ compensation and benefits	31,101	29,407	62,712	59,846
Occupancy and equipment	15,181	15,603	30,857	30,853
Business promotion	3,475	3,628	6,022	6,292
Professional fees	5,322	6,072	10,501	11,209
Taxes, other than income taxes	3,435	3,278	6,851	6,533
Insurance and supervisory fees	13,302	14,404	26,310	29,581
Net loss on real estate owned (REO) operations	6,786	5,971	10,229	11,471
Other non-interest expenses	8,340	8,068	18,653	13,512

Total non-interest expenses	86,942	86,431	172,135	169,297

Income (loss) before income taxes	10,901	(12,318)	(148)	(37,152)

Income tax expense	(1,545)	(2,606)	(3,678)	(6,192)

Net income (loss)	$9,356	$(14,924)	$(3,826)	$(43,344)

Net income (loss) attributable to common stockholders	$9,356	$(22,205)	$(3,826)	$(57,642)

Net income (loss) per common share:

Basic	$0.05	$(1.04)	$(0.02)	$(2.71)

Diluted	$0.05	$(1.04)	$(0.02)	$(2.71)

Dividends declared per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Quarter Ended		Six-Month Period Ended
(In thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net income (loss)	$9,356	$(14,924)	$(3,826)	$(43,344)

Available-for-sale debt securities on which an other-than-temporary impairment has been recognized:
Subsequent unrealized gain on debt securities on which an other-than-temporary impairment has been recognized	2,900	1,907	6,297	2,658
Reclassification adjustment for other-than-temporary impairment on debt securities included in net income	(143)	(607)	(1,376)	(607)

All other unrealized gains and losses on available-for-sale securities:
All other unrealized holding gains arising during the period	3,498	17,225	2,141	11,293
Reclassification adjustments for net gain included in net income	—	(21,901)	—	(21,949)
Net unrealized gains on securities reclassified from held to maturity to available for sale	—	—	—	2,789
Income tax benefit related to items of other comprehensive income	133	587	350	733

Other comprehensive income (loss) for the period, net of tax	6,388	(2,789)	7,412	(5,083)

Total comprehensive income (loss)	$15,744	$(17,713)	$3,586	$(48,427)

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six-Month Period Ended
(In thousands)	June 30, 2012	June 30, 2011

Cash flows from operating activities:
Net loss	$(3,826)	$(43,344)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	12,435	12,082
Amortization of core deposit intangible	1,177	1,177
Amortization of purchased credit card relationship intangible	106	—
Provision for loan and lease losses	61,081	147,916
Deferred income tax expense	1,128	3,565
Stock-based compensation recognized	192	46
Gain on sale of investments, net	—	(40,611)
Loss on early extinguishment of borrowings	—	1,823
Other-than-temporary impairments on investment securities	1,376	607
Equity in losses of unconsolidated entities	8,727	1,536
Derivatives instruments and financial (gain) loss	(834)	1,448
Loss (gain) on sale of premises and equipment and other assets	254	(2,845)
Net gain on sale of loans held for investment and impairments	(243)	(12,955)
Net amortization of premiums, discounts and deferred loan fees and costs	(947)	(873)
Originations and purchases of loans held for sale	(181,181)	(47,237)
Proceeds from sales and repayments of loans held for sale	194,342	49,618
Amortization of broker placement fees	5,307	9,542
Net amortization of premium and discounts on investment securities	7,511	2,038
(Decrease) increase in accrued income tax payable	(1,088)	1,816
Decrease in accrued interest receivable	349	7,342
Increase in accrued interest payable	241	1,948
Decrease (increase) in other assets	15,413	(14,503)
Decrease in other liabilities	(1,808)	(5,382)

Total adjustments	122,959	118,098

Net cash provided by operating activities	119,712	74,754

Cash flows from investing activities:
Principal collected on loans	1,549,244	1,186,329
Loans originated	(1,165,202)	(985,980)
Purchases of loans	(467,980)	(70,459)
Proceeds from sale of loans held for investment	15,001	670,230
Proceeds from sale of repossessed assets	46,535	49,363
Proceeds from sale of available-for-sale securities	—	487,054
Proceeds from sale of held-to-maturity securities	—	348,750
Purchases of securities available for sale	(317,506)	(532,727)
Proceeds from principal repayments and maturities of securities available for sale	698,625	150,049
Proceeds from principal repayments and maturities of securities held to maturity	—	33,726
Additions to premises and equipment	(4,494)	(6,359)
Proceeds from sale of premises and equipment and other assets	1,026	2,940
Proceeds from securities litigation settlement and other proceeds	26	679
Decrease in other equity securities	5,810	13,680

Net cash provided by investing activities	361,085	1,347,275

Cash flows from financing activities:
Net decrease in deposits	(13,540)	(996,792)
Net repayments and cancellation costs of securities sold under agreements to repurchase	(100,000)	(201,575)
Net FHLB advances paid and cancellation costs	(34,000)	(233,248)
Repayments of medium-term notes	(21,957)	(7,000)
Proceeds from common stock sold	1,037	—

Net cash used in financing activities	(168,460)	(1,438,615)

Net increase (decrease) in cash and cash equivalents	312,337	(16,586)

Cash and cash equivalents at beginning of period	446,566	370,283

Cash and cash equivalents at end of period	$758,903	$353,697

Cash and cash equivalents include:
Cash and due from banks	$518,725	$239,488
Money market instruments	240,178	114,209

	$758,903	$353,697

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Six-Month Period Ended
	June 30, 2012	June 30, 2011
(In thousands)
Preferred Stock:
Balance at beginning of period	$63,047	$425,009
Accretion of preferred stock discount	—	3,694

Balance at end of period	63,047	428,703

Common Stock outstanding:
Balance at beginning of period	20,513	2,130
Common stock sold	29	—
Restricted stock grants	72	—

Balance at end of period	20,614	2,130

Additional Paid-In-Capital:
Balance at beginning of period	884,002	319,459
Restricted stock grants	(72)	—
Common stock sold	1,008	—
Stock-based compensation recognized	192	46

Balance at end of period	885,130	319,505

Retained Earnings:
Balance at beginning of period	457,384	293,643
Net loss	(3,826)	(43,344)
Accretion of preferred stock discount	—	(3,694)

Balance at end of period	453,558	246,605

Accumulated Other Comprehensive Income (Loss), net of tax:
Balance at beginning of period	19,198	17,718
Other comprehensive income (loss), net of tax	7,412	(5,083)

Balance at end of period	26,610	12,635

Total stockholders’ equity	$1,448,959	$1,009,578

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

PART I – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Financial Statements (unaudited) of First BanCorp. (“the Corporation”) have been prepared in conformity with the accounting policies stated in the Corporation’s Audited Consolidated Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from these statements pursuant to the rules and regulations of the SEC and, accordingly, these financial statements should be read in conjunction with the Audited Consolidated Financial Statements of the Corporation for the year ended December 31, 2011, included in the Corporation’s 2011 Annual Report on Form 10-K. All adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the statement of financial position, results of operations and cash flows for the interim periods have been reflected. All significant intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the quarter and six-month period ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire year.

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

In September 2011, the FASB updated the Codification to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments in this Update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Corporation will incorporate this guidance into the annual goodwill impairment evaluation process.

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

In December 2011, the FASB updated the Codification to enhance and provided converged disclosures about financial and derivative instruments that are either offset on the balance sheet, or are subject to an enforceable master netting arrangement (or other similar arrangement). Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments in this Update are effective for interim and annual periods beginning on or after January 1, 2013. The Corporation is currently evaluating the impact of the adoption of this guidance, if any, on its consolidated financial statements.

In July 2012, the FASB updated the Codification to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this Update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Corporation is currently evaluating the impact of the adoption of this guidance, if any, on its consolidated financial statements.

2 – EARNINGS PER COMMON SHARE

The calculations of earnings per common share for the quarters and six-month periods ended on June 30, 2012 and 2011 are as follows:

	Quarter Ended		Six-Month Period Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(In thousands, except per share information)
Net Income (Loss):
Net Income (Loss):	$9,356	$(14,924)	$(3,826)	$(43,344)
Cumulative convertible preferred stock dividends (Series G)	—	(5,302)	—	(10,604)
Preferred stock discount accretion (Series G)	—	(1,979)	—	(3,694)

Net income (loss) attributable to common stockholders	$9,356	$(22,205)	$(3,826)	$(57,642)

Weighted-Average Shares:
Basic weighted-average common shares outstanding	205,415	21,303	205,316	21,303
Average potential common shares	537	—	—	—

Diluted weighted-average number of common shares outstanding	205,952	21,303	205,316	21,303

Income (loss) per common share:
Basic	$0.05	$(1.04)	$(0.02)	$(2.71)
Diluted	$0.05	$(1.04)	$(0.02)	$(2.71)

Earning (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares issued and outstanding. Net income (loss) attributable to common stockholders represents net income (loss) adjusted for preferred stock dividends including dividends declared, and cumulative dividends related to the current dividend period that have not been declared as of the end of the period, and the accretion of discount on preferred stock issuances. Basic weighted average common shares outstanding exclude unvested shares of restricted stock.

Potential common shares consist of common stock issuable under the assumed exercise of stock options, unvested shares of restricted stock, and outstanding warrants using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from the exercise, in addition to the amount of compensation cost attributable to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options, unvested shares of restricted stock, and outstanding warrants that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share. Stock options not included in the computation of outstanding shares because they were antidilutive amounted to 120,221 and 129,934 for the quarters and six-month periods ended June 30, 2012 and 2011, respectively. Warrants outstanding to purchase 1,285,899 shares of common stock for the six-month period ended June 30, 2012 and 389,483 shares of common stock for the quarter and six-month period ended June 30, 2011, and 719,500 unvested shares of restricted stock for the six-month period ended June 30, 2012 and 716 unvested shares of restricted stock for the quarter and six-month period ended June 30, 2011, were excluded from the computation of diluted earnings per common share because the Corporation reported a net loss attributable to common stockholders and their inclusion would have an antidilutive effect.

3 – STOCK-BASED COMPENSATION

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

The activity of stock options for the six-month period ended June 30, 2012 is set forth below:

	Six-month Period Ended June 30, 2012
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)

Beginning of period	129,934	$202.99
Options expired	(9,713)	140.25

End of period outstanding and exercisable	120,221	$208.08	3.3	$—

On April 29, 2008, the Corporation’s stockholders approved the First BanCorp. 2008 Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards. This plan allows the issuance of up to 8,169,807 shares of common stock, subject to adjustments for stock splits, reorganizations and other similar events. The Corporation’s Board of Directors, upon receiving the relevant recommendation of the Compensation Committee, has the power and authority to determine those eligible to receive awards and to establish the terms and conditions of any awards subject to various limits and vesting restrictions that apply to individual and aggregate awards.

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

The following table summarizes the restricted stock activity in 2012 under the Omnibus Plan for both executive officers covered by the TARP requirements and other employees:

	Six-month Period Ended June 30, 2012
	Number of shares of restricted stock	Weighted- Average Grant Date Fair Value

Non-vested shares at beginning of period	—	$—
Granted	719,500	2.45

Non-vested shares at June 30, 2012	719,500	$2.45

For the quarter and six-month period ended June 30, 2012, the Corporation recognized $0.2 million of stock-based compensation expense related to the aforementioned restricted stock awards. For the quarter and six-month period ended June 30, 2011, the Corporation recognized $23,333 and $46,666 of stock based compensation related to 720 shares of restricted stock granted in 2008 to members of the Board of Directors that vested in the fourth quarter of 2011. As of June 30, 2012, there was $1.5 million of total unrecognized compensation cost related to nonvested shares of restricted stock. That cost is expected to be recognized for 50% of the awards over the next 1.75 years and the other 50% over the next 2.75 years, as if they were multiple awards. No shares of restricted stock were granted or vested during the first half of 2011.

The fair value of the shares of restricted stock granted in 2012 was based on the market price of the Corporation’s outstanding common stock on the date of the grant, $4.00. For the 557,000 shares of restricted stock granted under the TARP requirements, the market price was discounted due to post-vesting restrictions. For purposes of computing the discount, the Corporation assumes a common stock appreciation of 25% and a holding period by the Treasury of its outstanding common stock of the Corporation of 3 years, resulting in a fair value of $2.00 for restricted shares granted under the TARP requirements. Also, the Corporation uses empirical data to estimate employee termination, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.

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

4 – INVESTMENT SECURITIES

Investment Securities Available for Sale

The amortized cost, non-credit loss component of other-than-temporary impairment (“OTTI”) on securities with changes in fair value recorded in other comprehensive income (“OCI”), gross unrealized gains and losses recorded in OCI, approximate fair value, weighted-average yield and contractual maturities of investment securities available for sale as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012						December 31, 2011
	Amortized	Non-Credit Loss Component of OTTI Recorded	Gross Unrealized		Fair	Weighted average	Amortized	Non-Credit Loss Component of OTTI Recorded	Gross Unrealized		Fair	Weighted average
	cost	in OCI	gains	losses	value	yield%	cost	in OCI	gains	losses	value	yield%
	(Dollars in thousands)
U.S. Treasury securities:
Due within one year	$373,599	$—	$8	$3	$373,604	0.16	$476,665	$—	$327	$—	$476,992	0.34

Obligations of U.S. Government sponsored agencies:
Due within one year	—	—	—	—	—	—	300,381	—	1,204	—	301,585	1.15

Puerto Rico Government obligations:
Due within one year	8,310	—	—	—	8,310	4.19	8,560	—	110	—	8,670	4.20
After 1 to 5 years	1,600	—	16	—	1,616	4.50	70,590	—	171	1	70,760	2.63
After 5 to 10 years	39,736	—	960	—	40,696	4.49	118,186	—	76	13	118,249	5.07
After 10 years	18,960	—	865	—	19,825	5.83	24,154	—	781	1	24,934	5.74

United States and Puerto Rico Government obligations	442,205	—	1,849	3	444,051	0.88	998,536	—	2,669	15	1,001,190	1.47

Mortgage-backed securities:
FHLMC certificates:
Due within one year	408	—	2	—	410	3.64	—	—	—	—	—	—
After 1 to 5 years	—	—	—	—	—	—	928	—	8	—	936	3.67
After 10 years	139,398	—	2,099	—	141,497	2.35	24,974	—	238	—	25,212	2.59

	139,806	—	2,101	—	141,907	2.36	25,902	—	246	—	26,148	2.62

GNMA certificates:
After 1 to 5 years	176	—	9	—	185	3.65	179	—	9	—	188	3.88
After 5 to 10 years	528	—	39	—	567	3.88	596	—	47	—	643	4.09
After 10 years	638,741	—	43,250	—	681,991	4.00	717,237	—	43,938	—	761,175	3.98

	639,445	—	43,298	—	682,743	4.00	718,012	—	43,994	—	762,006	3.98

FNMA certificates:
Due within one year	486	—	19	—	505	3.81	—	—	—	—	—	—
After 1 to 5 years	—	—	—	—	—	—	1,019	—	42	—	1,061	3.82
After 5 to 10 years	15,803	—	1,103	—	16,906	4.01	18,826	—	1,007	—	19,833	3.97
After 10 years	192,012	—	4,979	—	196,991	3.15	47,485	—	3,285	—	50,770	5.46

	208,301	—	6,101	—	214,402	3.21	67,330	—	4,334	—	71,664	5.02

Other mortgage pass-through trust certificates:
After 10 years	76,230	31,951	13,287	—	57,566	2.34	85,014	31,951	8,143	—	61,206	2.19

Total mortgage-backed securities	1,063,782	31,951	64,787	—	1,096,618	3.51	896,258	31,951	56,717	—	921,024	3.85

Corporate bonds:
After 10 years	1,449	434	—	223	792	6.71	1,447	434	—	—	1,013	5.80

Equity securities (without contractual maturity) (1)	77	—	—	13	64	—	77	—	—	36	41	—

Total investment securities available for sale	$1,507,513	$32,385	$66,636	$239	$1,541,525	2.74	$1,896,318	$32,385	$59,386	$51	$1,923,268	2.60

(1)	Represents common shares of another financial institution in Puerto Rico.

Maturities of mortgage-backed securities are based on contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options as was the case with approximately $192.9 million of Puerto Rico Government Obligations called during the first half of 2012. The weighted-average yield on investment securities available-for-sale is based on amortized cost and, therefore, does not give effect to changes in fair value. The net unrealized gain or loss on securities available-for-sale and the non-credit loss component of OTTI are presented as part of OCI.

The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2012 and December 31, 2011. It also includes debt securities for which an OTTI was recognized and only the amount related to a credit loss was recognized in earnings. Unrealized losses for which OTTI had been recognized have been reduced by any subsequent recoveries in fair value:

	As of June 30, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Debt securities:

U.S. Government agencies obligations	$148,244	$3	$—	$—	$148,244	$3
Mortgage-backed securities:
Other mortgage pass-through trust certificates	—	—	57,402	18,664	57,402	18,664
Corporate bonds	—	—	792	657	792	657
Equity securities	64	13	—	—	64	13

	$148,308	$16	$58,194	$19,321	$206,502	$19,337

	As of December 31, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Debt securities:
Puerto Rico Government obligations	$15,982	$15	$—	$—	$15,982	$15
Mortgage-backed securities:
Other mortgage pass-through trust certificates	—	—	61,017	23,809	61,017	23,809
Corporate bonds	—	—	1,013	434	1,013	434
Equity securities	41	36	—	—	41	36

	$16,023	$51	$62,030	$24,243	$78,053	$24,294

Total proceeds from the sale of securities available for sale during the first half of 2011 amounted to approximately $487.1 million, none in the first half of 2012.

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

An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. The credit loss component of an OTTI, if any, is recorded as a component of net impairment losses on investment securities in the accompanying consolidated statements of income (loss), while the remaining portion of the impairment loss is recognized in OCI, provided the Corporation does not intend to sell the underlying debt security and it is “more likely than not” that the Corporation will not have to sell the debt security prior to recovery.

Debt securities issued by U.S. government agencies, government-sponsored entities and the U.S. Treasury accounted for more than 91% of the total available-for-sale portfolio as of March 31, 2012 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government. The Corporation’s assessment was concentrated mainly on private label mortgage-backed securities with an amortized cost of $76 million and in the Corporation’s $1.4 million investment in a collateralized debt obligation transaction for which credit losses are evaluated on a quarterly basis. The Corporation considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

For the quarter and six-month period ended June 30, 2012 and 2011, the Corporation recorded OTTI losses on available-for-sale debt securities as follows:

	Private label MBS		Private label MBS
	Quarter ended June 30,		Six-month period ended June 30,
	2012	2011	2012	2011
(In thousands)
Total other-than-temporary impairment losses	$—	$—	$—	$—
Portion of loss previously recognized in other comprehensive income	(143)	(607)	(1,376)	(607)

Net impairment losses recognized in earnings	$(143)	$(607)	$(1,376)	$(607)

The following table summarizes the roll-forward of credit losses on debt securities held by the Corporation for which a portion of an OTTI is recognized in OCI:

	Quarter ended June 30,		Six-month period ended June 30,
	2012	2011	2012	2011
(In thousands)
Credit losses at the beginning of the period	$5,056	$1,852	$3,823	$1,852
Additions:
Credit losses on debt securities for which an OTTI was previously recognized (1)	143	607	1,376	607

Ending balance of credit losses on debt securities held for which a portion of an OTTI was recognized in OCI	$5,199	$2,459	$5,199	$2,459

(1)	Related to private label MBS.

During the first half of 2012, a $1.4 million credit related impairment loss is related to Private label MBS, which are collateralized by fixed-rate mortgages on single family residential properties in the United States. The interest rate on these private-label MBS is variable, tied to 3-month LIBOR and limited to the weighted-average coupon of the underlying collateral. The underlying mortgages are fixed-rate single family loans with original high FICO scores (over 700) and moderate original loan-to-value ratios (under 80%), as well as moderate delinquency levels.

Based on the expected cash flows derived from the model, and since the Corporation does not have the intention to sell the securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs, only the credit loss component was reflected in earnings. Significant assumptions in the valuation of the private label MBS as of June 30, 2012 and December 31, 2011 were as follow:

	June 30, 2012		December 31, 2011
	Weighted Average	Range	Weighted Average	Range

Discount rate	14.5%	14.5%	14.5%	14.5%
Prepayment rate	32%	23.71% - 42.27%	27%	21.33% - 37.97%
Projected Cumulative Loss Rate	7%	1.14% - 15.70%	6%	1.94% - 11.89%

No OTTI losses on equity securities held in the available-for-sale investment portfolio were recognized for the first half of 2012 or 2011.

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

As of June 30, 2012 and December 31, 2011, the Corporation had investments in FHLB stock with a book value of $30.8 million and $36.7 million, respectively. The net realizable value is a reasonable proxy for the fair value of these instruments. Dividend income from FHLB stock for the quarter and six-month period ended June 30, 2012 amounted to $0.4 million and $0.8 million, respectively, compared to $0.5 million and $1.2 million for the comparable periods in 2011.

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

The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities as of June 30, 2012 and December 31, 2011 was $1.3 million.

6 – LOANS HELD FOR INVESTMENT

The following is a detail of the loan portfolio held for investment:

	June 30, 2012	December 31, 2011
	(In thousands)

Residential mortgage loans, mainly secured by first mortgages	$2,764,066	$2,873,785

Commercial loans:
Construction loans	364,934	427,863
Commercial mortgage loans	1,479,068	1,565,411
Commercial and Industrial loans	3,475,356	3,856,695
Loans to local financial institutions collateralized by real estate mortgages	262,563	273,821

Commercial loans	5,581,921	6,123,790

Finance leases	240,589	247,003

Consumer loans	1,709,539	1,314,814

Loans held for investment	10,296,115	10,559,392

Allowance for loan and lease losses	(457,153)	(493,917)

Loans held for investment, net	$9,838,962	$10,065,475

Loans held for investment classified as non-performing as of June 30, 2012 and December 31, 2011 were as follows:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Non-performing loans:
Residential mortgage	$333,043	$338,208
Commercial mortgage	239,881	240,414
Commercial and Industrial	255,253	270,171
Construction	202,133	250,022
Consumer:
Auto loans	17,652	19,641
Finance leases	2,829	3,485
Other consumer loans	14,897	16,421

Total non-performing loans held for investment (1)	$1,065,688	$1,138,362

(1)	Amounts exclude purchased credit impaired loans with a fair value of approximately $15.0 million acquired as part of a credit card portfolio purchased in the second quarter of 2012 as further discussed below.

The Corporation’s aging of the loans held for investment portfolio as of June 30, 2012 and December 31, 2011, follows:

As of June 30, 2012 (Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)	Total Past Due (4)	Purchased Credit- Impaired Loans (4)	Current	Total loans held for investment	90 days past due and still accruing (5)
Residential mortgage:
FHA/VA and other government guaranteed loans (2) (3) (5)	$—	$12,403	$83,511	$95,914	$—	$107,779	$203,693	$83,511
Other residential mortgage loans (3)	—	102,224	346,163	448,387	—	2,111,986	2,560,373	13,120
Commercial:
Commercial & Industrial loans	12,714	17,523	273,156	303,393	—	3,434,526	3,737,919	17,903
Commercial mortgage loans (3)	—	16,450	245,894	262,344	—	1,216,724	1,479,068	6,013
Construction loans (3)	—	4,691	202,171	206,862	—	158,072	364,934	38
Consumer:
Auto loans	60,888	17,943	17,652	96,483	—	867,096	963,579	—
Finance leases	10,459	3,200	2,829	16,488	—	224,101	240,589	—
Other consumer loans	13,918	5,220	14,897	34,035	15,001	696,924	745,960	—

Total loans held for investment	$97,979	$179,654	$1,186,273	$1,463,906	$15,001	$8,817,208	$10,296,115	$120,585

(1)	Includes non-performing loans and accruing loans which are contractually delinquent 90 days or more (i.e. FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges and fees until charged-off at 180 days.
(2)	As of June 30, 2012, includes $5.6 million of defaulted loans collateralizing Ginnie Mae (“GNMA”) securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.
(3)	According to the Corporation’s delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve, residential mortgage, commercial mortgage and construction loans are considered past due when the borrower is in arrears 2 or more monthly payments.
(4)	Purchased credit-impaired loans are excluded from delinquency and non-performing statistics as further discussed below.
(5)	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as past due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $32.5 million of residential mortgage loans insured by FHA or guaranteed by the VA, which are over 18 months delinquent, that are no longer accruing interest as of June 30, 2012.

As of December 31, 2011 (Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)	Total Past Due	Current	Total loans held for investment	90 days past due and still accruing
Residential mortgage:
FHA/VA and other government guaranteed loans (2) (3)	$—	$17,548	$85,188	$102,736	$165,417	$268,153	$85,188
Other residential mortgage loans (3)	—	90,274	350,495	440,769	2,164,863	2,605,632	12,287
Commercial:
Commercial & Industrial loans	27,674	10,714	294,723	333,111	3,797,405	4,130,516	24,552
Commercial mortgage loans (3)	—	8,891	240,414	249,305	1,316,106	1,565,411	—
Construction loans (3)	—	8,211	258,811	267,022	160,841	427,863	8,789
Consumer:
Auto loans	61,265	18,963	19,641	99,869	837,697	937,566	—
Finance leases	11,110	4,172	3,485	18,767	228,236	247,003	—
Other consumer loans	10,170	4,699	16,421	31,290	345,958	377,248	—

Total loans held for investment	$110,219	$163,472	$1,269,178	$1,542,869	$9,016,523	$10,559,392	$130,816

(1)	Includes non-performing loans and accruing loans which are contractually delinquent 90 days or more (i.e. FHA/VA and other guaranteed loans).
(2)	As of December 31, 2011, includes $66.4 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.
(3)	According to the Corporation’s delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve, residential mortgage, commercial mortgage and construction loans are considered past due when the borrower is in arrears 2 or more monthly payments.

The Corporation’s credit quality indicators by loan type as of June 30, 2012 and December 31, 2011 are summarized below:

	Commercial Credit Exposure-Credit risk Profile based on Creditworthiness category:
June 30, 2012	Substandard	Doubtful	Loss	Total Adversely Classified	Total Portfolio
			(In thousands)
Commercial Mortgage	$406,205	$7,964	$—	$414,169	$1,479,068
Construction	197,541	26,969	605	225,115	364,934
Commercial and Industrial	412,921	42,935	1,061	456,917	3,737,919

	Commercial Credit Exposure-Credit risk Profile based on Creditworthiness category:
December 31, 2011	Substandard	Doubtful	Loss	Total Adversely Classified	Total Portfolio
			(In thousands)
Commercial Mortgage	$414,355	$8,462	$—	$422,817	$1,565,411
Construction	247,560	32,059	2,916	282,535	427,863
Commercial and Industrial	457,927	31,100	1,373	490,400	4,130,516

The Corporation considered a loan as adversely classified if its risk rating is Substandard, Doubtful or Loss. These categories are defined as follows:

Substandard - A Substandard Asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful - Doubtful classifications have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable. A Doubtful classification may be appropriate in cases where significant risk exposures are perceived, but Loss cannot be determined because of specific reasonable pending factors which may strengthen the credit in the near term.

Loss - Assets classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future. There is little or no prospect for near term improvement and no realistic strengthening action of significance pending.

June 30, 2012	Consumer Credit Exposure-Credit risk Profile based on payment activity
	Residential Real-Estate		Consumer
	FHA/VA/ Guaranteed (1)	Other residential loans	Auto	Finance Leases	Other Consumer
			(In thousands)
Performing	$203,693	$2,227,330	$945,927	$237,760	$716,062
Purchased Credit-Impaired	—	—	—	—	15,001
Non-performing	—	333,043	17,652	2,829	14,897

Total	$203,693	$2,560,373	$963,579	$240,589	$745,960

(1)	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as past due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $32.5 million of residential mortgage loans insured by FHA or guaranteed by the VA, which are over 18 months delinquent, that are no longer accruing interest as of June 30, 2012.

December 31, 2011	Consumer Credit Exposure-Credit risk Profile based on payment activity
	Residential Real-Estate		Consumer
	FHA/VA/ Guaranteed	Other residential loans	Auto	Finance Leases	Other Consumer
			(In thousands)
Performing	$268,153	$2,267,424	$917,925	$243,518	$360,827
Non-performing	—	338,208	19,641	3,485	16,421

Total	$268,153	$2,605,632	$937,566	$247,003	$377,248

The following tables present information about impaired loans as of June 30, 2012 and December 31, 2011, excluding purchased credit-impaired loans, which are reported separately and discussed below:

Impaired Loans (Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized Quarter to date	Interest Income Recognized Year to date
As of June 30, 2012
With no related allowance recorded:
FHA/VA Guaranteed loans	$—	$—	$—	$—	$—	$—
Other residential mortgage loans	184,198	195,354	—	183,917	1,740	3,244
Commercial:
Commercial mortgage loans	37,042	41,613	—	39,637	187	361
Commercial & Industrial Loans	14,279	35,469	—	18,861	67	91
Construction Loans	37,735	49,592	—	36,821	41	92
Consumer:
Auto loans	—	—	—	—	—	—
Finance leases	—	—	—	—	—	—
Other consumer loans	2,804	4,130	—	2,981	25	45

	$276,058	$326,158	$—	$282,217	$2,060	$3,833

With an allowance recorded:
FHA/VA Guaranteed loans	$—	$—	$—	$—	$—	$—
Other residential mortgage loans	415,179	456,811	49,111	417,359	2,928	5,251
Commercial:
Commercial mortgage loans	324,259	371,586	52,591	326,643	2,358	4,812
Commercial & Industrial Loans	244,086	331,411	70,936	242,456	620	1,227
Construction Loans	152,338	252,831	34,938	183,783	70	137
Consumer:
Auto loans	10,792	10,792	1,349	9,824	185	361
Finance leases	1,836	1,836	58	1,981	44	122
Other consumer loans	7,946	8,312	877	9,222	385	636

	$1,156,436	$1,433,579	$209,860	$1,191,268	$6,590	$12,546

Total:
FHA/VA Guaranteed loans	$—	$—	$—	$—	$—	$—
Other residential mortgage loans	599,377	652,165	49,111	601,276	4,668	8,495
Commercial:
Commercial mortgage loans	361,301	413,199	52,591	366,280	2,545	5,173
Commercial & Industrial Loans	258,365	366,880	70,936	261,317	687	1,318
Construction Loans	190,073	302,423	34,938	220,604	111	229
Consumer:
Auto loans	10,792	10,792	1,349	9,824	185	361
Finance leases	1,836	1,836	58	1,981	44	122
Other consumer loans	10,750	12,442	877	12,203	410	681

	$1,432,494	$1,759,737	$209,860	$1,473,485	$8,650	$16,379

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
As of December 31, 2011
With no related allowance recorded:
FHA/VA Guaranteed loans	$—	$—	$—
Other residential mortgage loans	181,081	192,757	—
Commercial:
Commercial mortgage loans	13,797	15,283	—
Commercial & Industrial Loans	40,453	45,948	—
Construction Loans	33,759	45,931	—
Consumer:
Auto loans	—	—	—
Finance leases	—	—	—
Other consumer loans	2,840	3,846	—

	$271,930	$303,765	$—

With an allowance recorded:
FHA/VA Guaranteed loans	$—	$—	$—
Other residential mortgage loans	423,340	465,495	48,566
Commercial:
Commercial mortgage loans	354,954	383,890	59,167
Commercial & Industrial Loans	223,572	316,641	58,652
Construction Loans	213,388	344,035	44,768
Consumer:
Auto loans	8,710	8,710	1,039
Finance leases	1,804	1,804	41
Other consumer loans	9,678	9,678	2,669

	$1,235,446	$1,530,253	$214,902

Total:
FHA/VA Guaranteed loans	$—	$—	$—
Other residential mortgage loans	604,421	658,252	48,566
Commercial:
Commercial mortgage loans	368,751	399,173	59,167
Commercial & Industrial Loans	264,025	362,589	58,652
Construction Loans	247,147	389,966	44,768
Consumer:
Auto loans	8,710	8,710	1,039
Finance leases	1,804	1,804	41
Other consumer loans	12,518	13,524	2,669

	$1,507,376	$1,834,018	$214,902

Interest income of approximately $9.9 million and $20.2 million was recognized on impaired loans for the second quarter and first half of 2011, respectively.

The following tables show the activity for impaired loans and the related specific reserve for the quarter and six-month period ended June 30, 2012:

	Quarter ended	Six-month period ended
	June 30, 2012
Impaired Loans:	(In thousands)
Balance at beginning of period	$1,477,032	$1,507,376
Loans determined impaired during the period	69,274	167,549
Net charge-offs	(38,348)	(76,847)
Increases to impaired loans (disbursements)	14,203	19,121
Foreclosures	(46,366)	(87,384)
Loans no longer considered impaired	(11,005)	(36,918)
Paid in full or partial payments	(32,296)	(60,763)

Balance at end of period	$1,432,469	$1,432,469

	June 30, 2012
Specific Reserve:	(In thousands)
Balance at beginning of period	$224,576	$214,902
Provision for loan losses	23,632	71,445
Net charge-offs	(38,348)	(76,487)

Balance at end of period	$209,860	$209,860

Acquired loans including Purchased Credit-Impaired Loans

On May 30, 2012, the Corporation re-entered the credit card business with the acquisition of an approximate $406 million portfolio of FirstBank-branded credit card portfolio from FIA Card Services (FIA). These loans were recorded on the Consolidated Statement of Financial Condition at estimated fair value on acquisition date of $368.9 million. The Corporation concluded that a portion of these loans acquired were purchased credit-impaired (“PCI”) loans. PCI loans are acquired loans with evidence of credit quality deterioration since origination for which it is probable at the date of purchase that the Corporation will be unable to collect all contractually required payments. The loans for which the Corporation concluded were credit impaired had a contractual outstanding unpaid principal and interest balance of $34.6 million and an estimated fair value of $15.7 million. Given the initial fair value of these loans included an estimate of credit losses expected to be realized over the remaining lives of the loans, the Corporation’s subsequent accounting for PCI loans differs from the accounting for non-PCI loans, therefore, the Corporation separately tracks and report PCI loans and exclude these loans from delinquency and nonperforming loan statistics.

Initial Fair value and Accretable Yield of PCI loans

At acquisition, the Corporation estimated the cash flows the Corporation expected to collect on credit card loans acquired with a deteriorated credit quality. Under the accounting guidance for PCI loans, the difference between the contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. This difference is neither accreted into income nor recorded on the Corporation’s consolidated Statement of Financial Condition. The excess of cash flows expected to be collected over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loans, using the effective yield method. The table below displays the contractually required principal and interest, cash flows expected to be collected and fair value at acquisition related to the loans the Corporation acquired. The table also displays the nonaccretable difference and the accretable yield at acquisition.

(dollars in thousands)	At acquisition
Purchased Credit- Impaired loans
Contractually outstanding principal and interest at acquisition	$34,577
Less: Nonaccretable difference	(15,408)

Cash flows expected to be collected at acquisition	19,169
Less: Accretable yield	(3,451)

Fair value of loans acquired	$15,718

Outstanding balance and Carrying value of PCI loans

The table below presents the outstanding contractual principal balance and the carrying value of the PCI loans as of June 30, 2012:

(Dollars in thousands)	Purchased Credit-Impaired
Contractual balance	$33,883
Carrying value	15,001

Changes in accretable yield of acquired loans

Subsequent to acquisition, the Corporation is required to periodically evaluate its estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and nonaccretable difference or reclassifications from nonaccretable yield to accretable. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows due to further credit deterioration will generally result in an impairment charge recognized in the Corporation’s provision for loan and lease losses, resulting in an increase to the allowance for loan losses. During the second quarter of 2012, the Corporation recorded interest income of $0.2 million related to the discount accretion recorded as an adjustment to the yield of the PCI portfolio.

In addition to the credit card portfolio acquired from FIA, the Corporation purchased during the first half of 2012 approximately $95.1 million of residential mortgage loans consistent with a strategic program established by the Corporation in 2005 to purchase ongoing residential mortgage loan production from mortgage bankers in Puerto Rico. Generally, the loans purchased from mortgage bankers were conforming residential mortgage loans. Purchases of conforming residential mortgage loans provide the Corporation the flexibility to retain or sell the loans, including through securitization transactions depending upon whether the Corporation wants to retain high yielding loans and improve net interest margins or generate profits by selling loans. When the Corporation sells such loans, it generally keeps the servicing of the loans. The Corporation sold approximately $100.1 million of performing residential mortgage loans in the secondary market to FNMA and FHLMC during the first half of 2012. Also, the Corporation securitized approximately $108.8 million of FHA/VA mortgage loans into GNMA mortgage-backed securities during the first half of 2012.

The Corporation’s primary lending area is Puerto Rico. The Corporation’s Puerto Rico banking subsidiary, FirstBank, also lends in the U.S. and British Virgin Islands markets and in the United States (principally in the state of Florida). Of the total gross loans held for investment portfolio of $10.3 billion as of June 30, 2012, approximately 85% have credit risk concentration in Puerto Rico, 7% in the United States and 8% in the Virgin Islands.

As of June 30, 2012, the Corporation had $148.6 million outstanding of credit facilities granted to the Puerto Rico Government and/or its political subdivisions, down from $360.1 million as of December 31, 2011, and $120.0 million granted to the Virgin Islands government, down from $139.4 million as of December 31, 2011. A substantial portion of these credit facilities consist of loans to various municipalities in Puerto Rico for which the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment. Another portion of these obligations consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power and water utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it.

In addition to loans extended to government entities, the largest loan to one borrower as of June 30, 2012 in the amount of $262.6 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual real-estate loans, mostly 1-4 residential mortgage loans.

Troubled Debt Restructurings

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico and in accordance with the government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction and residential mortgage loans in the U.S. mainland fit the definition of Troubled debt restructurings (“TDR”). A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of June 30, 2012, the Corporation’s total TDR loans of $861.9 million consisted of $394.4 million of residential mortgage loans, $112.1 million of commercial and industrial loans, $244.4 million of commercial mortgage loans, $90.6 million of construction loans and $20.3 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $2.7 million as of June 30, 2012.

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

In addition to residential loans modified in TDRs described above, the Corporation also enters into trial modifications with certain borrowers. Trial modifications generally represent a three month period whereby the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Trial modifications lasting more than three months are considered TDRs. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification where the terms of the loan are formally modified. Approximately 82% of all loans that entered into a trial modification during the last twelve months became permanent modifications as of June 30, 2012. Substantially all permanent modifications are considered TDRs and are included in the TDR disclosures herein. As of June 30, 2012, the Corporation had 82 loans that were in trial modifications and were not considered TDRs, with an unpaid principal balance of $13.1 million and a carrying value of $12.3 million.

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

Selected information on TDRs that includes the recorded investment by loan class and modification type is summarized in the following table. This information reflects all TDRs at June 30, 2012:

(In Thousands)	June 30, 2012
	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of Principal and/or interest	Forbearance Agreement (1)	Other (2)	Total
Troubled Debt Restructurings:
Non- FHA/VA Residential Mortgage loans	$12,617	$3,966	$335,605	$—	$—	$42,181	$394,369
Commercial Mortgage Loans	97,173	17,530	117,004	820	—	11,919	244,446
Commercial & Industrial Loans	21,469	12,511	20,897	7,421	9,550	40,273	112,121
Construction Loans	6,349	1,801	4,997	—	71,490	5,984	90,621
Consumer Loans - Auto	—	1,149	7,517	—	—	2,125	10,791
Finance Leases	—	1,836	—	—	—	—	1,836
Consumer Loans - Other	417	533	5,111	27	—	1,660	7,748

Total Troubled Debt Restructurings	$138,025	$39,326	$491,131	$8,268	$81,040	$104,142	$861,932

(1)	Mainly related to one construction relationship amounting to $60.6 million.
(2)	Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation or a combination of the concessions listed in the table.

The following table presents the Corporation’s TDR activity for the quarter and six-month period ended June 30, 2012:

(In Thousands)	Quarter ended	Six-month period ended
	June 30, 2012
Beginning Balance of TDRs	$853,624	$820,499
New TDRs	57,260	125,528
Increases to existing TDRs (disbursements)	6,460	16,135
Charge-offs post modification	(17,862)	(25,562)
Foreclosures	(19,248)	(28,255)
Removed from TDR classification	(1,992)	(7,051)
Paid-off and partial payments	(16,310)	(39,362)

Ending balance of TDRs	$861,932	$861,932

TDRs are classified as either accrual or nonaccrual loans. A loan on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure for a minimum of six months and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loans being returned to accrual at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Loan modifications increase Corporation’s interest income by returning a non-performing loan to performing status, if applicable, and increase cash flows by providing for payments to be made by the borrower, and avoid increases in foreclosure and real estate owned (“REO”) costs. The Corporation continues to consider a modified loan as an impaired loan for purposes of estimating the allowance for loan and lease losses. A TDR loan that specifies an interest rate that at the time of the restructuring greater than or equal to the rate the Corporation is willing to accept for a new loan with comparable risk may not be reported as a TDR or an impaired loan in the calendar years subsequent to the restructuring if it is in compliance with its modified terms. During the six-month period ended June 30, 2012, $7.1 million were removed from the TDR classification, as reflected in the table above.

The following table provides a breakdown between accrual and nonaccrual status of TDRs as of June 30, 2012:

(In Thousands)	June 30, 2012
	Accrual	Nonaccrual (1)	Total TDRs

Non- FHA/VA Residential Mortgage loans	$284,063	$110,306	$394,369
Commercial Mortgage Loans	146,145	98,301	244,446
Commercial & Industrial Loans	20,620	91,501	112,121
Construction Loans	2,220	88,401	90,621
Consumer Loans - Auto	6,866	3,925	10,791
Finance Leases	1,791	45	1,836
Consumer Loans - Other	6,461	1,287	7,748

Total Troubled Debt Restructurings	$468,166	$393,766	$861,932

(1)	Included in non-accrual loans are $165.3 million in loans that are performing under the terms of the restructuring agreement but are reported in non-accrual until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectibility.

TDRs exclude restructured mortgage loans that are government guaranteed (i.e. FHA/VA loans) totaling $91.8 million. The Corporation excludes government guaranteed loans from TDRs given that in the event that the borrower defaults on the loan, the principal and interest are guaranteed by the U.S. Government, therefore, the risk of loss on these types of loans is very low. The Corporation does not consider loans with government guarantees to be impaired loans for the purpose of calculating the allowance for loan and lease losses.

Loan modifications that are considered TDRs completed during the quarter and six-month period ended June 30, 2012 and 2011 were as follows:

(Dollars in Thousands)	Quarter ended June 30, 2012
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Non- FHA/VA Residential Mortgage loans	101	$16,199	$16,247
Commercial Mortgage Loans	6	29,646	29,646
Commercial & Industrial Loans	5	3,737	3,432
Construction Loans	4	4,567	4,557
Consumer Loans - Auto	135	1,633	1,590
Finance Leases	20	303	303
Consumer Loans - Other	226	1,485	1,485

Total Troubled Debt Restructurings	497	$57,570	$57,260

(Dollars in Thousands)	Six-month period ended June 30, 2012
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Non- FHA/VA Residential Mortgage loans	256	$40,991	$41,342
Commercial Mortgage Loans	21	42,936	42,972
Commercial & Industrial Loans	36	31,884	28,322
Construction Loans	5	5,291	5,281
Consumer Loans - Auto	289	3,429	3,386
Finance Leases	52	922	922
Consumer Loans - Other	523	3,303	3,303

Total Troubled Debt Restructurings	1,182	$128,756	$125,528

(Dollars in Thousands)	Quarter ended June 30, 2011
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non- FHA/VA Residential Mortgage loans	198	$28,451	$29,076
Commercial Mortgage Loans	14	13,662	15,823
Commercial & Industrial Loans	18	20,453	17,463
Construction Loans	15	99,513	99,523
Consumer Loans - Auto	190	2,269	2,282
Finance Leases	33	678	678
Consumer Loans - Other	355	3,105	3,141

Total Troubled Debt Restructurings	823	$168,131	$167,986

(Dollars in Thousands)	Six-month period ended June 30, 2011
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non- FHA/VA Residential Mortgage loans	465	$73,295	$75,901
Commercial Mortgage Loans	42	108,464	82,723
Commercial & Industrial Loans	45	82,255	37,735
Construction Loans	16	99,689	99,745
Consumer Loans - Auto	414	5,054	5,096
Finance Leases	56	1,092	1,105
Consumer Loans - Other	711	6,034	6,100

Total Troubled Debt Restructurings	1,749	$375,883	$308,405

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

Loan modifications considered troubled debt restructurings that defaulted during the quarters and six-month periods ended June 30, 2012 and 2011 and had been modified in a TDR during the 12-months preceding the default date were as follows:

(Dollars in Thousands)	Quarter ended June 30,
	2012		2011
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment

Non- FHA/VA Residential Mortgage loans	35	$5,454	50	$19,927
Commercial Mortgage Loans	4	3,164	12	2,878
Commercial & Industrial Loans	1	385	1	1,439
Construction Loans	2	8,382	1	70
Consumer Loans - Auto	36	393	—	—
Consumer Loans - Other	4	53	—	—
Finance Leases	1	27	—	—

Total	83	$17,852	64	$24,314

(Dollars in Thousands)	Six-month period ended June 30,
	2012		2011
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment

Non- FHA/VA Residential Mortgage loans	88	$12,810	90	$27,269
Commercial Mortgage Loans	8	5,211	16	3,420
Commercial & Industrial Loans	4	6,279	1	1,439
Construction Loans	2	8,382	1	70
Consumer Loans - Auto	36	393	—	—
Consumer Loans - Other	6	118	—	—
Finance Leases	1	27	—	—

Total	145	$34,615	108	$32,198

For certain TDRs, the Corporation splits the loans into two new notes, A and B notes. The A note is restructured to comply with the Corporation’s lending standards at current market rates, and is tailored to suit the customer’s ability to make timely interest and principal payments. The B note includes the granting of the concession to the borrower and varies by situation. The B note is charged-off but the obligation is not forgiven to the borrower, and any payments collected are accounted for as recoveries. At the time of restructuring, the A note is identified and classified as a TDR. If the loan performs for at least six months according to the modified terms, the A note may be returned to accrual status. The borrower’s payment performance prior to the restructuring are included in assessing whether the borrower can meet the new terms and may result in that the loans be returned to accrual status at the time of restructuring. In the periods following the calendar year in which a loan was restructured, the A Note may no longer be reported as a TDR if it is on accrual, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the restructure)

The recorded investment in loans restructured using the A/B note restructure workout strategy was approximately $125.9 million at June 30, 2012. The following table provides additional information about the volume of this type of loan restructuring and the effect on the allowance for loan and lease losses in the first half of 2012:

(In thousands)
Principal balance deemed collectible at end of period	$125,893

Amount charged-off	$1,949

Charges to the provision for loan losses	$3,259

Allowance for loan losses as of June 30, 2012	$7,179

Of the loans comprising the $125.9 million that have been deemed collectible, approximately $105.3 million were placed in accruing status as the borrowers have exhibited a period of sustained performance. These loans continue to be individually evaluated for impairment purposes.

7 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The changes in the allowance for loan and lease losses for the quarter and six-month period ended June 30, 2012 and 2011 were as follows:

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total
Quarter ended June 30, 2012
Allowance for loan and lease losses:
Beginning balance	$65,283	$106,975	$171,979	$83,710	$55,996	$483,943
Charge-offs	(14,532)	(6,283)	(9,208)	(16,353)	(9,396)	(55,772)
Recoveries	321	12	823	1,167	1,775	4,098
Provision (release)	16,368	142	2,427	(666)	6,613	24,884

Ending balance	$67,440	$100,846	$166,021	$67,858	$54,988	$457,153

Ending balance: specific reserve for impaired loans	$49,111	$52,591	$70,936	$34,938	$2,284	$209,860

Ending balance: purchased credit-impaired loans	$—	$—	$—	$—	$—	$—

Ending balance: general allowance	$18,329	$48,255	$95,085	$32,920	$52,704	$247,293

Loans held for investment:
Ending balance	$2,764,066	$1,479,068	$3,737,919	$364,934	$1,950,128	$10,296,115

Ending balance: impaired loans	$599,377	$361,301	$258,365	$190,073	$23,378	$1,432,494

Ending balance: purchased credit-impaired loans	$—	$—	$—	$—	$15,001	$15,001

Ending balance: loans with general allowance	$2,164,689	$1,117,767	$3,479,554	$174,861	$1,911,749	$8,848,620

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total
Six-month period ended June 30, 2012
Allowance for loan and lease losses:
Beginning balance	$68,678	$108,991	$164,490	$91,386	$60,372	$493,917
Charge-offs	(20,390)	(9,907)	(22,699)	(33,896)	(19,883)	(106,775)
Recoveries	448	42	1,645	3,318	3,477	8,930
Provision	18,704	1,720	22,585	7,050	11,022	61,081

Ending balance	$67,440	$100,846	$166,021	$67,858	$54,988	$457,153

Ending balance: specific reserve for impaired loans	$49,111	$52,591	$70,936	$34,938	$2,284	$209,860

Ending balance: purchased credit-impaired loans	$—	$—	$—	$—	$—	$—

Ending balance: general allowance	$18,329	$48,255	$95,085	$32,920	$52,704	$247,293

Loans held for investment:
Ending balance	$2,764,066	$1,479,068	$3,737,919	$364,934	$1,950,128	$10,296,115

Ending balance: impaired loans	$599,377	$361,301	$258,365	$190,073	$23,378	$1,432,494

Ending balance: purchased credit-impaired loans	$—	$—	$—	$—	$15,001	$15,001

Ending balance: loans with general allowance	$2,164,689	$1,117,767	$3,479,554	$174,861	$1,911,749	$8,848,620

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total
Quarter ended June 30, 2011
Allowance for loan and lease losses:
Beginning balance	$63,496	$87,873	$177,839	$157,197	$75,290	$561,695
Charge-offs	(9,091)	(3,160)	(11,811)	(47,310)	(12,113)	(83,485)
Recoveries	154	10	1,048	103	2,169	3,484
Provision (release)	12,845	6,062	21,486	21,354	(2,563)	59,184

Ending balance	$67,404	$90,785	$188,562	$131,344	$62,783	$540,878

Ending balance: specific reserve for impaired loans	$52,073	$30,402	$92,162	$71,149	$678	$246,464

Ending balance: general allowance	$15,331	$60,383	$96,400	$60,195	$62,105	$294,414

Loans held for investment:
Ending balance	$2,880,989	$1,590,633	$4,165,648	$515,934	$1,612,321	$10,765,525

Ending balance: impaired loans	$567,926	$242,294	$370,544	$290,859	$11,607	$1,483,230

Ending balance: loans with general allowance	$2,313,063	$1,348,339	$3,795,104	$225,075	$1,600,714	$9,282,295

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total
Six-month period ended June 30, 2011
Allowance for loan and lease losses:
Beginning balance	$62,330	$105,596	$152,641	$151,972	$80,486	$553,025
Charge-offs	(14,495)	(34,331)	(28,155)	(66,475)	(24,082)	(167,538)
Recoveries	397	77	1,104	2,030	3,867	7,475
Provision	19,172	19,443	62,972	43,817	2,512	147,916

Ending balance	$67,404	$90,785	$188,562	$131,344	$62,783	$540,878

Ending balance: specific reserve for impaired loans	$52,073	$30,402	$92,162	$71,149	$678	$246,464

Ending balance: general allowance	$15,331	$60,383	$96,400	$60,195	$62,105	$294,414

Loans held for investment:
Ending balance	$2,880,989	$1,590,633	$4,165,648	$515,934	$1,612,321	$10,765,525

Ending balance: impaired loans	$567,926	$242,294	$370,544	$290,859	$11,607	$1,483,230

Ending balance: loans with general allowance	$2,313,063	$1,348,339	$3,795,104	$225,075	$1,600,714	$9,282,295

As of June 30, 2012, the Corporation maintains a $2.9 million reserve for unfunded loan commitments mainly related to outstanding construction loans commitments. The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments at the balance sheet date. It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statement of financial condition.

8 – LOANS HELD FOR SALE

As of June 30, 2012 and December 31, 2011, the Corporation’s loans held for sale portfolio was composed of:

	June 30, 2012	December 31, 2011
	(In thousands)
Residential mortgage loans	$60,393	$11,058
Construction loans	—	4,764

Total	$60,393	$15,822

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

The Corporation designates a derivative as a fair value hedge, cash flow hedge or as an economic undesignated hedge when it enters into the derivative contract. As of June 30, 2012 and December 31, 2011, all derivatives held by the Corporation were considered economic undesignated hedges. These undesignated hedges are recorded at fair value with the resulting gain or loss recognized in current earnings.

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

Interest rate swaps - Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of June 30, 2012 and December 31, 2011, most of the interest rate swaps outstanding are used for protection against rising interest rates. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.

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

Forward Contracts - Forward contracts are sales of to-be-announced (“TBA”) mortgage-backed securities that will settle over the standard delivery date and do not qualify as “regular way” security trades. Regular-way security trades are contracts with no net settlement provision and no market mechanism to facilitate net settlement and they provide for delivery of a security within the time generally established by regulations or conventions in the market-place or exchange in which the transaction is being executed. The forward sales are considered derivative instruments that need to be marked-to-market. These securities are used to economically hedge the FHA/VA residential mortgage loans securitizations of the mortgage-banking operations. Unrealized gains (losses) are recognized as part of mortgage banking activities in the Consolidated Statement of Income (Loss).

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

The following table summarizes the notional amounts of all derivative instruments as of June 30, 2012 and December 31, 2011:

	Notional Amounts
	As of June 30, 2012	As of December 31, 2011
	(In thousands)
Economic undesignated hedges:

Interest rate contracts:
Interest rate swap agreements used to hedge loans	$38,995	$39,786
Written interest rate cap agreements	67,407	67,894
Purchased interest rate cap agreements	67,407	67,894

Equity contracts:
Embedded written options on stock index deposits and notes payable	—	46,515
Purchased options used to manage exposure to the stock market on embedded stock index options	—	46,515
Forward Contracts:
Sale of TBA GNMA MBS pools	14,000	19,000

	$187,809	$287,604

The following table summarizes the fair value of derivative instruments and the location in the Statement of Financial Condition as of June 30, 2012 and December 31, 2011:

	Asset Derivatives			Liability Derivatives
	Statement of Financial Condition Location	June 30, 2012	December 31, 2011	Statement of Financial Condition Location	June 30, 2012	December 31, 2011
		Fair Value	Fair Value		Fair Value	Fair Value
	(In thousands)
Economic undesignated hedges:

Interest rate contracts:
Interest rate swap agreements used to hedge loans	Other assets	$335	$378	Accounts payable and other liabilities	$6,425	$6,767
Equity contracts:
Embedded written options on stock index notes payable	Other assets	—	—	Notes payable	—	899
Purchased options used to manage exposure to the stock market on embedded stock index options	Other assets	—	899	Accounts payable and other liabilities	—	—
Forward Contracts:
Sales of TBA GNMA MBS pools	Other assets	—	—	Accounts payable and other liabilities	125	168

		$335	$1,277		$6,550	$7,834

The following table summarizes the effect of derivative instruments on the Statement of Income (loss) for the quarter and six-month period ended June 30, 2012 and 2011:

		Unrealized (Loss) or Gain		Unrealized Gain or (Loss)
	Location of Gain or (loss) Recognized in Income on Derivatives	Quarter Ended June 30,		Six-Month Period Ended June 30,
		2012	2011	2012	2011
			(In thousands)
ECONOMIC UNDESIGNATED HEDGES:
Interest rate contracts:
Interest rate swap agreements used to hedge fixed-rate:
Loans	Interest income - Loans	$(33)	$(1,185)	$299	$(840)
Equity contracts:
Embedded written and purchased options on stock index notes payable	Interest expense - Notes payable and other borrowings	—	(42)	—	(47)
Forward contracts:
Sales of TBA GNMA MBS pools	Mortgage Banking Activities	(130)	231	43	(33)

Total (loss) gain on derivatives		$(163)	$(996)	$342	$(920)

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

A summary of interest rate swaps as of June 30, 2012 and December 31, 2011 follows:

	As of June 30, 2012	As of December 31, 2011
	(Dollars in thousands)

Pay fixed/receive floating:
Notional amount	$38,995	$39,786
Weighted-average receive rate at period end	2.09%	2.13%
Weighted-average pay rate at period end	6.81%	6.82%
Floating rates range from 167 to 252 basis points over 3-month LIBOR

As of June 30, 2012, the Corporation has not entered into any derivative instrument containing credit-risk-related contingent features.

10 – GOODWILL AND OTHER INTANGIBLES

Goodwill as of June 30, 2012 and December 31, 2011 amounted to $28.1 million, recognized as part of “Other Assets” in the Consolidated Statement of Financial Condition. The Corporation conducted its annual evaluation of goodwill and intangibles during the fourth quarter of 2011. The evaluation was a two step process. The Step 1 evaluation of goodwill allocated to the Florida reporting unit indicated potential impairment of goodwill. The Step 1 fair value for the unit was below the carrying amount of its equity book value as of the October 1, 2011 valuation date, requiring the completion of Step 2. The Step 2 required a valuation of all assets and liabilities of the Florida unit, including any recognized and unrecognized intangible assets, to determine the fair value of net assets. To complete Step 2, the Corporation subtracted from the unit’s Step 1 fair value the determined fair value of the net assets to arrive at the implied fair value of goodwill. The results of the Step 2 analysis indicated that the implied fair value of goodwill exceeded the goodwill carrying value by $13.7 million, resulting in no goodwill impairment. Goodwill was not impaired as of December 31, 2011, nor was any goodwill written-off due to impairment during 2011. There have been no events related to the Florida reporting unit that could indicate potential goodwill impairment since the date of the last evaluation; therefore, no goodwill impairment evaluation was performed during the first quarter of 2012. Goodwill and other indefinite life intangibles are reviewed at least annually for impairment.

In connection with the acquisition of the FirstBank-branded credit card loan portfolio, the Corporation recognized a purchased credit card relationship intangible of $24.4 million which will be amortized over the next 9.6 years on an accelerated basis proportionate to the projected run-off of the acquired credit card accounts, which is based on the historical performance of the portfolio.

The following tables shows the gross amount and accumulated amortization of the Corporation’s other intangible assets recognized as part of “Other Assets” in the consolidated statement of financial condition for the periods ended June 30, 2012 and December 31, 2011:

(In Thousands)	As of June 30, 2012	As of December 31, 2011
Core deposit intangible:
Gross amount	$45,844	$45,844
Accumulated amortization	(35,332)	(34,155)

Net carrying amount	$10,512	$11,689

Remaining amortization period	11 years	11.5 years

Purchased credit card relationship intangible:
Gross amount	$24,448	$—
Accumulated amortization	(106)	—

Net carrying amount	$24,342	$—

Remaining amortization period	9.6 years	—

For the quarter and six month period ended June 30, 2012, the amortization expense of core deposit intangibles amounted to $0.6 million and $1.2 million (2011 - $0.6 million and $1.2 million). For the quarter and six month period ended June 30, 2012, the amortization expense of the purchased credit card relationship intangible amounted to $0.1 million.

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

Below is a summary of transfers of financial assets to VIEs for which the Corporation has retained some level of continuing involvement:

Ginnie Mae

The Corporation typically transfers first lien residential mortgage loans in conjunction with Ginnie Mae securitization transactions whereby the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by the issuer and, as such, under seller/servicer agreements the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of June 30, 2012, the Corporation serviced loans securitized through GNMA with principal balance of $682.8 million.

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

Grantor Trusts

During 2004 and 2005, a third party to the Corporation, from now on identified as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates. The seller initially provided the servicing for a fee, which is senior to the obligations to pay trust certificate holders. The seller then entered into a sales agreement through which it sold and issued the trust certificates in favor of the Corporation’s banking subsidiary. Currently, the Bank is the sole owner of the trust certificates; the servicing of the underlying residential mortgages that generate the principal and interest cash flows, is performed by another third party, which receives a fee compensation for services provided, the servicing fee. The securities are variable rate securities indexed to 90 day LIBOR plus a spread. The principal payments from the underlying loans are remitted to a paying agent (servicer) who then remits interest to the Bank; interest income is shared to a certain extent with the FDIC, that has an interest only strip (“IO”) tied to the cash flows of the underlying loans, whereas it is entitled to received the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to the weighted average coupon of the securities. The FDIC became the owner of the IO upon the intervention of the seller, a failed financial institution. No recourse agreement exists and the risk from losses on non accruing loans and repossessed collateral are absorbed by the Bank as the sole holder of the certificates. As of June 30, 2012, the amortized balance and carrying value of Grantor Trusts amounted to approximately $76 million and $57 million, respectively, with a weighted average yield of 2.34%.

Investment in unconsolidated entities

On February 16, 2011, FirstBank sold an asset portfolio consisting of performing and non-performing construction, commercial mortgage and C&I loans with an aggregate book value of $269.3 million to CPG/GS PR NPL, LLC (“CPG/GS” or the “Joint Venture”) organized under the Laws of the Commonwealth of Puerto Rico and majority owned by PRLP Ventures LLC (“PRLP”), a company created by Goldman, Sachs & Co. and Caribbean Property Group. In connection with the sale, the Corporation received $88.5 million in cash and a 35% interest in CPG/GS, and made a loan in the amount of $136.1 million representing seller financing provided by FirstBank. The loan has a 7-year maturity and bears variable interest at 30-day LIBOR plus 300 basis points and is secured by a pledge of all of the acquiring entity’s assets as well as the PRLP’s 65% ownership interest in CPG/GS. As of June 30, 2012, the carrying amount of the loan is $99.2 million and is included in the Corporation’s C&I loan receivable portfolio; the carrying value of FirstBank’s equity interest in CPG/GS is $34.5 million as of June 30, 2012, accounted under the equity method and included as part of Investment in unconsolidated entities in the Consolidated Statements of Financial Condition. When applying the equity method, the Bank follows the Hypothetical Liquidation Book Value method (“HLBV”) to determine its share in CPG/GS earnings or losses. Under HLBV, the Bank determines its share in CPG/GS earnings or losses by determining the difference between its “claim on CPG/GS’s book value” at the end of the period as compared to the beginning of the period. This claim is calculated as the amount the Bank would receive if CPG/GS were to liquidate all of its assets at recorded amounts determined in accordance with GAAP and distribute the resulting cash to the investors, PRLP and FirstBank, according to their respective priorities as provided in the contractual agreement. The Bank reports its share of CPG/GS operating results on a one-quarter lag basis. In addition, as a result of using HLBV, the difference between the Bank’s investment in CPG/GS and its claim in the book value of CPG/GS at the date of the investment, known as the basis difference, is amortized over the estimated life of the investment, or five years as of June 30, 2012. CPG/GS records its loans receivable under the fair value option. Equity in losses of unconsolidated entities for the quarter and six-month period ended June 30, 2012 of $2.5 million and $8.7 million, includes $1.1 million and $3.1 million, respectively, related to the amortization of the basis differential.

FirstBank also provided an $80 million advance facility to CPG/GS to fund unfunded commitments and costs to complete projects under construction which was fully disbursed in 2011, and a $20 million working capital line of credit to fund certain expenses of CPG/GS. During the second quarter of 2012, CPG repaid the outstanding balance of the advance facility to fund unfunded commitments and the funds became available to re-draw under a one-time revolving agreement. These loans bear variable interest at 30-day LIBOR plus 300 basis points. As of June 30, 2012, the carrying value of the advance facility and working capital line were $5.6 million and $0, respectively, and are included in the Corporation’s C&I loan receivable portfolio.

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

The rate of return of 17.57% was used as the discount factor used to estimate the value of the FirstBank’s equity interest and represents the Bank’s estimate of the yield a market participant would require. A reasonable range of equity returns was assessed considering the range of company specific risk premiums. The valuation of this type of equity interest is highly subjective and somewhat dependent on non-observable market assumptions, which may result in variations from market participant to market participant.

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

The changes in servicing assets are shown below:

	Quarter ended		Six-month period ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
		(In thousands)
Balance at beginning of period	$16,154	$15,006	$15,226	$15,163
Capitalization of servicing assets	1,691	1,291	3,097	2,522
Amortization	(725)	(573)	(1,386)	(1,097)
Adjustment to servicing assets for loans repurchased (1)	(438)	(84)	(505)	(145)
Adjustment to fair value	(90)	(1,002)	160	(1,805)

Balance at end of period	$16,592	$14,638	$16,592	$14,638

(1)	Amount represents the adjustment to fair value related to the repurchase of $38.1 million and $44.6 million for the quarter and six-month period ended June 30, 2012, respectively, and, $8.8 million and $20.8 million for the quarter and six-month period ended June 30, 2011, respectively, in principal balance of loans serviced for others.

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

Changes in the impairment allowance were as follows:

	Quarter ended		Six-month period ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
		(In thousands)
Balance at beginning of period	$28	$1,237	$2,725	$434
Temporary impairment charges	118	1,149	187	2,123
OTTI of servicing assets	—	—	(2,447)	—
Recoveries	(28)	(147)	(347)	(318)

Balance at end of period	$118	$2,239	$118	$2,239

The components of net servicing income are shown below:

	Quarter ended		Six-month period ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(In thousands)
Servicing fees	$1,419	$1,411	$2,762	$2,662
Late charges and prepayment penalties	292	123	462	367
Adjustment for loans repurchased	(438)	(84)	(505)	(145)

Servicing income, gross	1,273	1,450	2,719	2,884
Amortization and impairment of servicing assets	(815)	(1,575)	(1,226)	(2,902)

Servicing income (loss), net	$458	$(125)	$1,493	$(18)

The Corporation’s servicing assets are subject to prepayment and interest rate risks. Key economic assumptions used in determining the fair value at the time of sale ranged as follows:

	Maximum	Minimum
Six-month period ended June 30, 2012:
Constant prepayment rate:
Government guaranteed mortgage loans	12.4%	11.6%
Conventional conforming mortgage loans	12.7%	12.6%
Conventional non-conforming mortgage loans	13.8%	13.3%
Discount rate:
Government guaranteed mortgage loans	12.0%	12.0%
Conventional conforming mortgage loans	10.0%	10.0%
Conventional non-conforming mortgage loans	14.3%	14.3%
Six-month period ended June 30, 2011:
Constant prepayment rate:
Government guaranteed mortgage loans	12.3%	10.6%
Conventional conforming mortgage loans	12.9%	12.7%
Conventional non-conforming mortgage loans	13.9%	11.7%
Discount rate:
Government guaranteed mortgage loans	11.5%	11.3%
Conventional conforming mortgage loans	9.5%	9.3%
Conventional non-conforming mortgage loans	15.0%	13.8%

At June 30, 2012, fair values of the Corporation’s servicing assets were based on a valuation model that incorporates market driven assumptions, adjusted by the particular characteristics of the Corporation’s servicing portfolio, regarding discount rates and mortgage prepayment rates. The weighted-averages of the key economic assumptions used by the Corporation in its valuation model and the sensitivity of the current fair value to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at June 30, 2012, were as follows:

(Dollars in thousands)
Carrying amount of servicing assets	$16,592
Fair value	$17,820
Weighted-average expected life (in years)	7.5

Constant prepayment rate (weighted-average annual rate)	12.58%
Decrease in fair value due to 10% adverse change	$843
Decrease in fair value due to 20% adverse change	$1,625

Discount rate (weighted-average annual rate)	11.10%
Decrease in fair value due to 10% adverse change	$663
Decrease in fair value due to 20% adverse change	$1,281

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

12 – DEPOSITS

The following table summarizes deposit balances:

	June 30, 2012	December 31, 2011
	(In thousands)

Type of account and interest rate:
Non-interest bearing checking accounts	$776,947	$705,789
Savings accounts	2,280,193	2,145,625
Interest-bearing checking accounts	1,134,674	1,066,753
Certificates of deposit	2,241,950	2,258,216
Brokered certificates of deposit	3,466,409	3,731,371

	$9,900,173	$9,907,754

Brokered CDs mature as follows:

June 30, 2012
(In thousands)

One to ninety days	$649,926
Over ninety days to one year	1,675,342
One to three years	1,087,200
Three to five years	49,684
Over five years	4,257

Total	$3,466,409

The following are the components of interest expense on deposits:

	Quarter Ended		Six-Month Period Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(In thosands)		(In thosands)

Interest expense on deposits	$30,956	$45,342	$64,916	$94,042
Amortization of broker placement fees	2,533	4,183	5,307	9,542

Interest expense on deposits	$33,489	$49,525	$70,223	$103,584

13 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (repurchase agreements) consist of the following:

	June 30, 2012	December 31, 2011
	(In thousands)

Repurchase agreements, interest ranging from 2.45% to 3.55% (December 31, 2011 - 2.50% to 4.40%)	$900,000	$1,000,000

Repurchase agreements mature as follows:

June 30, 2012
(In thousands)

Three to five years	$600,000
Over five years	300,000

Total	$900,000

As of June 30, 2012 and December 31, 2011, the securities underlying such agreements were delivered to the dealers with whom the repurchase agreements were transacted.

Repurchase agreements as of June 30, 2012, grouped by counterparty, were as follows:

(Dollars in thousands)

Counterparty	Amount	Weighted- Average Maturity (In Months)

Citigroup Global Markets	$300,000	52
JP Morgan Chase	200,000	55
Dean Witter / Morgan Stanley	100,000	64
Credit Suisse First Boston	300,000	65

	$900,000

14 – ADVANCES FROM THE FEDERAL HOME LOAN BANK (FHLB)

Following is a summary of the advances from the FHLB:

	June 30, 2012	December 31, 2011
	(In thousands)

Fixed-rate advances from FHLB, with a weighted-average interest rate of 3.50% (December 31, 2011 - 3.59%)	$333,440	$367,440

Advances from FHLB mature as follows:

June 30, 2012
(In thousands)

One to thirty days	$5,000
Over thirty days to ninety days	110,000
Over ninety days to one year	160,000
One to three years	58,440

Total	$333,440

As of June 30, 2012, the Corporation had additional capacity of approximately $524.1 million on this credit facility based on collateral pledged at the FHLB, including haircuts reflecting the perceived risk associated with holding the collateral.

15 – NOTES PAYABLE

Notes payable consist of:

	June 30,	December 31,
	2012	2011
	(Dollars in thousands)

Callable step-rate notes, bearing step increasing interest from 5.00% to 7.00% (6.00 % as of December 31, 2011) maturing on October 18, 2019, measured at fair value (1)	$—	$15,968
Dow Jones Industrial Average (DJIA) linked principal protected notes:
Series A maturing on February 28, 2012	—	7,374

	$—	$23,342

(1)	During the second quarter of 2012, the Corporation prepaid medium term notes with a principal balance of $15.4 million that carried a rate of 6.00%. These notes were carried at fair value and changes in value were recorded as part of interest expense. As a result of the prepayment of the notes, a marked-to-market loss of $0.5 million was reversed resulting in a reduction in interest expense for the second quarter of 2012.

16 – OTHER BORROWINGS

Other borrowings consist of:

	June 30,	December 31,
	2012	2011
	(Dollars in thousands)
Junior subordinated debentures due in 2034, interest-bearing at a floating-rate of 2.75% over 3-month LIBOR (3.22% as of June 30, 2012 and 3.31% as of December 31, 2011)	$103,093	$103,093

Junior subordinated debentures due in 2034, interest-bearing at a floating-rate of 2.50% over 3-month LIBOR (2.97% as of June 30, 2012 and 3.06% as of December 31, 2011)	128,866	128,866

	$231,959	$231,959

17 – STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2012 and December 31, 2011, the Corporation had 2,000,000,000 authorized shares of common stock with a par value of $0.10 per share. As of June 30, 2012 and December 31, 2011, there were 206,629,311 and 205,794,024 shares issued, respectively, and 206,134,458 and 205,134,171 shares outstanding, respectively. On July 30, 2009, the Corporation announced the suspension of common and preferred stock dividends effective with the preferred dividend for the month of August 2009.

In March of 2012 the Corporation granted 719,500 shares of restricted stock under the Omnibus Plan, as amended, to certain senior executive officers and certain other employees. The restrictions on such restricted stock will lapse 50% over a two year period and 50% over a three year period. Included in the 719,500 shares of restricted stock are 557,000 shares granted to certain senior executive officers consistent with the requirements of the TARP Interim Final Rule, refer to Note 3 for additional details. The shares of restricted stock may vest more quickly in the event of death, disability, retirement, or a change in control. Based on particular circumstances evaluated by the Compensation Committee as they may relate to the termination of a restricted stock holder, the Corporation’s Board of Directors may, with the recommendation of the Compensation Committee, grant the full vesting of the restricted stock held upon termination of employment. Holders of restricted stock have the right to dividends or dividend equivalents, as applicable, during the restriction period. Such dividends or dividend equivalents will accrue during the restriction period, but will not be paid until restrictions lapse. The holder of restricted stock has the right to vote the shares.

Preferred Stock

The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1, redeemable at the Corporation’s option subject to certain terms. This stock may be issued in series and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. As of June 30, 2012, the Corporation has five outstanding series of non-convertible non-cumulative preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% non-cumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E. The liquidation value per share is $25. Effective January 17, 2012, the Corporation delisted all of the series of non-convertible, non-cumulative preferred stock from the New York Stock Exchange. The Corporation has not arranged for listing and/or registration on another national securities exchange or for quotation of the preferred stock in a quotation medium.

As mentioned above, the Corporation stopped paying dividends for common and all its outstanding series of preferred stock. This suspension was effective with the dividends for the month of August 2009 on the Corporation’s five outstanding series of non-cumulative preferred stock.

Stock repurchase plan and treasury stock

The Corporation has a stock repurchase program under which, from time to time, it repurchases shares of common stock in the open market and holds them as treasury stock. No shares of common stock were repurchased during the first half of 2012 or in 2011 by the Corporation. On February 17, 2012, the Corporation sold 165,000 shares of treasury stock at a purchase price of $3.79 per share to a director. As of June 30, 2012 and December 31, 2011 the Corporation had 494,853 and 659,853 shares held as treasury stock, respectively, that were available for general corporate purposes.

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

Under the 2011 PR Code, First BanCorp is subject to a maximum statutory tax rate of 30% (25% for taxable years commencing after December 31, 2013 if certain economic conditions are met by the Puerto Rico government). The 2011 PR Code also includes an alternative minimum tax of 20% that applies if the Corporation’s regular income tax liability is less than the alternative minimum tax requirements.

The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through the International Banking Entity (“IBE”) of the Bank and through the Bank’s subsidiary, FirstBank Overseas Corporation, in which the interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation except for tax yeas that commenced after December 31, 2008 and before January 1, 2012, for which a special 5% tax was imposed to all IBEs. The IBEs and FirsBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on the net income derived from eligible activities by IBEs operating in Puerto Rico. IBEs that operate as a unit of a bank pay income taxes at normal rates to the extent that the IBEs’ net income exceeds 20% of the bank’s total net taxable income.

For the quarter and six-month period ended June 30, 2012, the Corporation recorded an income tax expense of $1.5 million and $3.7 million, respectively, compared to an income tax expense of $2.6 million and $6.2 million for the same periods in 2011. The decrease is primarily due to lower taxable income from profitable subsidiaries and for the six-month period was also driven by a reduction in deferred tax assets of profitable subsidiaries due to a reduction in statutory tax rates in 2011. As of June 30, 2012, the deferred tax asset, net of a valuation allowance of $366.9 million, amounted to $4.7 million compared to $5.4 million as of December 31, 2011. The Corporation continued to reserve deferred tax assets created in connection with the operations of its banking subsidiary, FirstBank.

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

In assessing the weight of positive and negative evidence, a significant negative factor that resulted in increases of the valuation allowance was that the Corporation’s banking subsidiary, FirstBank Puerto Rico, continues in a three-year historical cumulative loss position as of June 30, 2012, mainly due to charges to the provision for loan and lease losses as a result of the economic downturn. As of June 30, 2012, management concluded that $4.7 million of the deferred tax asset will be realized. The Corporation’s deferred tax assets for which it has not established a valuation allowance relate to profitable subsidiaries and to amounts that can be realized through future reversals of existing taxable temporary differences. To the extent the realization of a portion, or all, of the tax asset becomes “more likely than not” based on changes in circumstances (such as, improved earnings, changes in tax laws or other relevant changes), a reversal of that portion of the deferred tax asset valuation allowance will then be recorded.

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

During the third quarter of 2011, the Corporation recorded new UTBs of $2.4 million, all of which would, if recognized, affect the Corporation’s effective tax rate. The Corporation classified all interest and penalties, if any, related to tax uncertainties as income tax expense. As of June 30, 2012, the Corporation’s accrued interest that relates to tax uncertainties amounted to $0.9 million and there is no need to accrue for the payment of penalties. For the six-month period ended June 30, 2012, the total amount of interest recognized by the Corporation as part of income tax expense related to tax uncertainties was $0.1 million. During the first half of 2012 there was no change to the UTB of $2.4 million. The amount of UTBs may increase or decrease for various reasons, including changes in the amounts for current tax year positions, the expiration of open income tax returns due to the expiration of statutes of limitations, changes in management’s judgment about the level of uncertainty, the status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. The years 2007 through 2009 have been examined by the United States Internal Revenue Service (“IRS”) and disputed issues have been taken to administrative appeals. Although the timing of the resolution and/or closure of audits is highly uncertain, the Corporation believes it is reasonably possible that the IRS will conclude this audit within the next twelve months. If any issues addressed in the IRS audit are resolved in a manner not consistent with the Corporation’s expectations, the Corporation could be required to adjust its provision for income taxes in the period such resolution occurs. The Corporation currently cannot reasonably estimate a range of possible changes to existing reserves.

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

Medium-Term Notes

The Corporation elected the fair value option for certain medium term notes that were hedged with interest rate swaps that were previously designated for fair value hedge accounting. These medium-term notes were repaid during the second quarter of 2012. As of December 31, 2011, these medium-term notes with a principal balance of $15.4 million, had a fair value of $16.0 million, recorded in notes payable. Interest paid/accrued on these instruments was recorded as part of interest expense and the accrued interest was part of the fair value of the notes. Electing the fair value option allows the Corporation to eliminate the burden of complying with the requirements for hedge accounting (e.g., documentation and effectiveness assessment) without introducing earnings volatility.

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

Financial instruments Recorded at Fair Value on a Recurring Basis

Investment securities available for sale

The fair value of investment securities is the market value based on quoted market prices (as is the case with equity securities, U.S. Treasury notes and non-callable U.S. Agency debt securities), when available (Level 1), or market prices for identical or comparable assets (as is the case with MBS and callable U.S. agency debt) that are based on observable market parameters including benchmark yields, reported trades, quotes from brokers or dealers, issuer spreads, bids, offers and reference data including market research operations, (Level 2). Observable prices in the market already consider the risk of nonperformance. If listed prices or quotes are not available, fair value is based upon models that use unobservable inputs due to the limited market activity of the instrument, as is the case with certain private label mortgage-backed securities held by the Corporation, (Level 3).

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

Corporate bonds are collateralized by an agency zero-coupon bond and a synthetic Collateralized Debt Obligation of 125 corporate bonds rated investment grade at the time of structuring. The value of the bonds is tied to the level of credit default swap spreads.

Refer to table below for further information regarding qualitative information for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

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

Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments for the quarter and six-month period ended June 30, 2012, the amount was immaterial.

Term notes payable

The fair value of term notes was determined using a discounted cash flow analysis over the full term of the borrowings. The model assumed that the embedded options are exercised economically. The discount rates used in the valuations consider 3-month LIBOR forward curves and the credit spread at every cash flow. During the second quarter of 2012, the Corporation prepaid medium term notes with a principal balance of $15.4 million that carried a rate of 6.00%. These notes were carried at fair value and changes in value were recorded as part of interest expense. As a result of the prepayment of the notes, a marked-to-market loss of $0.5 million was reversed resulting in a reduction in interest expense for the second quarter of 2012.

Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Corporation has elected the fair value option, are summarized below:

	As of June 30, 2012				As of December 31, 2011
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Assets / Liabilities at Fair Value	Level 1	Level 2	Level 3	Assets / Liabilities at Fair Value
Assets:
Securities available for sale :
Equity securities	$64	$—	$—	$64	$41	$—	$—	$41
U.S. Treasury Securities	373,604	—	—	373,604	476,992	—	—	476,992
Non-callable U.S. agency debt	—	—	—	—	301,585	—	—	301,585
Callable U.S. agency debt and MBS	—	1,039,052	—	1,039,052	—	859,818	—	859,818
Puerto Rico Government Obligations	—	66,967	3,480	70,447	—	219,369	3,244	222,613
Private label MBS	—	—	57,566	57,566	—	—	61,206	61,206
Corporate bonds	—	—	792	792	—	—	1,013	1,013
Derivatives, included in assets:
Interest rate swap agreements	—	335	—	335	—	378	—	378
Purchased options used to manage exposure to the stock market on embeded stock indexed options	—	—	—	—	—	899	—	899
Liabilities:
Medium-term notes	—	—	—	—	—	15,968	—	15,968
Derivatives, included in liabilities:
Interest rate swap agreements	—	6,425	—	6,425		6,767	—	6,767
Embedded written options on stock index deposits and notes payable	—	—	—	—	—	899	—	899
Forward Contracts	—	125	—	125	—	168	—	168

Total	$373,668	$1,112,904	$61,838	$1,548,410	$778,618	$1,104,266	$65,463	$1,948,347

	Changes in Fair Value for items Measured at Fair Value Pursuant to Election of the Fair Value Option For the Quarter ended June 30,
	2012	2011
(In thousands)	Decrease (increase) in Interest Expense included in Current-Period Earnings (1)

Medium-term notes	$420	$(169)

(1)	Changes in fair value for the quarters ended June 30, 2012 and 2011 include interest expense on medium-term notes of $0.1 million and $0.2 million, respectively. Interest expense on medium-term notes that have been elected to be carried at fair value are recorded in interest expense in the Consolidated Statement of Income (Loss) based on their contractual coupons.

	Changes in Fair Value for items Measured at Fair Value Pursuant to Election of the Fair Value Option For the Six-month period ended June 30,
	2012	2011
(In thousands)	Decrease (increase) in Interest Expense included in Current-Period Earnings (1)

Medium-term notes	$(140)	$(993)

(1)	Changes in fair value for the six-month periods ended June 30, 2012 and 2011 include interest expense on medium-term notes of $0.4 million and $0.5 million, respectively. Interest expense on medium-term notes that have been elected to be carried at fair value are recorded in interest expense in the Consolidated Statement of Income (Loss) based on their contractual coupons.

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter and six-month period ended June 30, 2012 and 2011.

	Total Fair Value Measurements Quarter ended June 30,
	2012	2011
Level 3 Instruments Only (In thousands)	Securities Available For Sale(1)	Securities Available For Sale(1)

Beginning balance	$63,758	$72,733
Total gains or (losses) (realized/unrealized):
Included in earnings	(143)	(607)
Included in other comprehensive income	2,840	1,825
Principal repayments and amortization	(4,617)	(2,539)

Ending balance	$61,838	$71,412

(1)	Amounts mostly related to private label mortgage-backed securities.

	Total Fair Value Measurements Six-month period ended June 30,
	2012	2011
Level 3 Instruments Only (In thousands)	Securities Available For Sale(1)	Securities Available For Sale(1)

Beginning balance	$65,463	$74,993
Total gains or (losses) (realized/unrealized):
Included in earnings	(1,376)	(607)
Included in other comprehensive income	5,056	1,871
Held-to-Maturity investment securities reclassified to Available-for-Sale	—	2,000
Principal repayments and amortization	(7,305)	(6,845)

Ending balance	$61,838	$71,412

The table below presents qualitative information for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2012:

	June 30, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range
	(In thousands)
Investment securities available-for-sale:

Private label MBS	$57,566	Discounted cash flow	Discount rate	14.5%

			Prepayment rate	23.71% - 42.27%

				(Weighted Average 32%)

			Projected Cumulative Loss Rate	1.14% - 15.70%

				(Weighted Average 7%)

Corporate Bonds	792	Market Quote approach	Default of underlying reference	12-14

			Post-default recovery rate	17% - 18%

Puerto Rico Government Obligations	3,480	Discounted cash flow	Prepayment Speed	3%

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

As of June 30, 2012, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of June 30, 2012			(Losses) gains recorded for the Quarter Ended June 30, 2012	(Losses) gains recorded for the Six- month Period Ended June 30, 2012
	Level 1	Level 2	Level 3
	(In thousands)

Loans receivable (1)	$—	$—	$817,484	$(23,013)	$(48,974)
Other Real Estate Owned (2)	—	—	167,341	(3,811)	(5,594)
Mortgage servicing rights (3)	—	—	16,592	(90)	160

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral. The fair values are derived from external appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g. absorption rates), which are not market observable.
(2)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates), which are not market observable. Losses are related to market valuation adjustments after the transfer from the loan to the Other Real Estate Owned (“OREO”) portfolio.
(3)	Fair value adjustments to mortgage servicing rights were mainly due to assumptions associated with mortgage prepayment rates. The Corporation carries its mortgage servicing rights at lower of cost or market, and they are accordingly measured at fair value on a non-recurring basis. Assumptions for the value of mortgage servicing rights include: Prepayment rate 12.58%, Discount Rate 11.10%.

As of June 30, 2011, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of June 30, 2011			Losses recorded for the Quarter Ended June 30, 2011	Losses recorded for the Six-month Period Ended June 30, 2011
	Level 1	Level 2	Level 3
	(In thousands)

Loans receivable (1)	$—	$—	$947,185	$(40,293)	$(127,364)
Other Real Estate Owned (2)	—	—	96,618	(3,532)	(5,350)
Loans held for sale (3)	—	20,781	—	(30)	(372)

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral. The fair values are derived from external appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g. absorption rates), which are not market observable.
(2)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates), which are not market observable. Losses are related to market valuation adjustments after the transfer from the loan to the OREO portfolio.
(3)	Fair value is primarily derived from quotations based on the mortgage-backed securities market.

Qualitative information regarding the fair value measurements for Level 3 financial instruments are as follows:

June 30, 2012
	Method	Inputs
Loans	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors

OREO	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors

Mortgage servicing rights	Discounted Cash Flow	Weighted average prepayment speed 12.58%; weighted average discount rate 11.10%

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

Loans receivable, including loans held for sale

The fair value of loans held for investment and for mortgage loans held for sale was estimated using discounted cash flow analyses, based on interest rates currently being offered for loans with similar terms and credit quality and with adjustments that the Corporation’s management believes a market participant would consider in determining fair value. Loans were classified by type such as commercial, residential mortgage, and automobile. These asset categories were further segmented into fixed- and adjustable-rate categories. The fair values of performing fixed-rate and adjustable-rate loans were calculated by discounting expected cash flows through the estimated maturity date. This fair value is not currently an indication of an exit price as that type of assumption could result in a different fair value estimate. The fair value of credit card loans was estimated using a discounted cash flow method and excludes any value related to customer account relationships. Loans with no stated maturity, like credit lines, were valued at book value. Prepayment assumptions were considered for non-residential loans. For residential mortgage loans, prepayment estimates were based on recent historical prepayment experience of the Corporation’s residential mortgage portfolio. Discount rates were based on the Treasury and LIBOR/Swap Yield Curves at the date of the analysis, and included appropriate adjustments for expected credit losses and liquidity.

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

The fair value of brokered CDs, which are included within deposits, is determined using discounted cash flow analyses over the full term of the CDs. The fair value of the CDs is computed using the outstanding principal amount. The discount rates used are based on brokered CD market rates as of June 30, 2012. The fair value does not incorporate the risk of nonperformance, since interests in brokered CDs are generally sold by brokers in amounts of less than $250,000 and, therefore, insured by the FDIC.

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

The following table presents the estimated fair value and carrying value of financial instruments as of June 30, 2012 and December 31, 2011.

	Total Carrying Amount in Statement of Financial Condition June 30, 2012	Fair Value Estimated June 30, 2012	Level 1	Level 2	Level 3
	(In thousands)

Assets:
Cash and due from banks and money market investments	$758,903	$758,903	$758,903	$—	$—
Investment securities available for sale	1,541,525	1,541,525	373,668	1,106,019	61,838
Other equity securities	32,141	32,141	—	32,141	—
Loans held for sale	60,393	62,331	—	62,331	—
Loans, held for investment	10,296,115
Less: allowance for loan and lease losses	(457,153)

Loans held for investment, net of allowance	9,838,962	9,573,574	—	—	9,573,574

Derivatives, included in assets	335	335	—	335	—

Liabilities:
Deposits	9,900,173	9,946,433	—	9,946,433	—
Securities sold under agreements to repurchase	900,000	1,005,445	—	1,005,445	—
Advances from FHLB	333,440	339,856	—	339,856	—
Notes Payable	—	—	—	—	—
Other borrowings	231,959	129,407	—	—	129,407
Derivatives, included in liabilities	6,550	6,550	—	6,550	—

	Total Carrying Amount in Statement of Financial Condition December 31, 2011	Fair Value Estimated December 31, 2011
	(In thousands)

Assets:
Cash and due from banks and money market investments	$446,566	$446,566
Investment securities available for sale	1,923,268	1,923,268
Other equity securities	37,951	37,951
Loans held for sale	15,822	16,038
Loans, held for investment	10,559,392
Less: allowance for loan and lease losses	(493,917)

Loans held for investment, net of allowance	10,065,475	9,618,267

Derivatives, included in assets	1,277	1,277

Liabilities:
Deposits	9,907,754	9,974,119
Securities sold under agreements to repurchase	1,000,000	1,102,263
Advances from FHLB	367,440	379,730
Notes Payable	23,342	22,476
Other borrowings	231,959	160,603
Derivatives, included in liabilities	7,834	7,834

20 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information follows:

	Six-Month Period Ended June 30,
	2012	2011
	(In thousands)
Cash paid for:

Interest on borrowings	$88,498	$130,674
Income tax	4,158	871

Non-cash investing and financing activities:

Additions to other real estate owned	101,521	94,023
Additions to auto repossesions	26,976	32,691
Capitalization of servicing assets	3,097	2,522
Loan securitizations	108,827	90,328
Loans sold to a joint venture in exchange for an acquisition loan and an equity interest in the joint venture	—	183,709
Reclassification of Held-to-Maturity investment securities to Available-for-Sale	—	88,751

21 – SEGMENT INFORMATION

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of June 30, 2012, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States operations and Virgin Islands operations. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments.

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

The following table presents information about the reportable segments (in thousands):

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended June 30, 2012:
Interest income	$26,834	$46,719	$47,131	$11,206	$9,341	12,421	$153,652
Net (charge) credit for transfer of funds	(12,438)	495	(6,060)	14,881	3,122	—	—
Interest expense	—	(8,024)	—	(28,080)	(7,656)	(1,187)	(44,947)

Net interest income (loss)	14,396	39,190	41,071	(1,993)	4,807	11,234	108,705

Provision for loan and lease losses	(16,201)	(5,204)	(5,572)	—	511	1,582	(24,884)
Non-interest income	3,708	7,730	3,204	(89)	469	1,491	16,513
Direct non-interest expenses	(9,457)	(24,142)	(12,922)	(1,751)	(6,290)	(10,231)	(64,793)

Segment (loss) income	$(7,554)	$17,574	$25,781	$(3,833)	$(503)	$4,076	$35,541

Average earnings assets	$2,057,340	$1,524,583	$4,605,307	$2,454,159	$722,006	$803,780	$12,167,175

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended June 30, 2011:
Interest income	$28,394	$42,377	$50,607	$16,812	$11,104	14,124	$163,418
Net (charge) credit for transfer of funds	(15,285)	2,554	(2,784)	11,370	4,145	—	—
Interest expense	—	(10,609)	—	(46,650)	(10,052)	(1,672)	(68,983)

Net interest income (loss)	13,109	34,322	47,823	(18,468)	5,197	12,452	94,435

Provision for loan and lease losses	(11,064)	2,289	(49,517)	—	(2,229)	1,337	(59,184)
Non-interest income	8,283	7,059	2,609	20,289	170	1,988	40,398
Direct non-interest expenses	(8,407)	(23,257)	(11,724)	(1,208)	(8,216)	(9,347)	(62,159)

Segment income (loss)	$1,921	$20,413	$(10,809)	$613	$(5,078)	$6,430	$13,490

Average earnings assets	$2,095,358	$1,454,513	$5,167,454	$3,521,836	$861,903	$881,459	$13,982,523

	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the six-month period ended June 30, 2012:
Interest income	$54,758	$87,335	$96,271	$22,514	$19,535	$25,346	$305,759
Net (charge) credit for transfer of funds	(25,491)	2,583	(13,031)	29,568	6,371	—	—
Interest expense	—	(16,529)	—	(60,360)	(15,799)	(2,500)	(95,188)

Net interest income (loss)	29,267	73,389	83,240	(8,278)	10,107	22,846	210,571

Provision for loan and lease losses	(21,088)	(9,576)	(31,557)	—	5,356	(4,216)	(61,081)
Non-interest income	7,758	14,340	6,222	(1,241)	773	3,372	31,224
Direct non-interest expenses	(20,812)	(47,099)	(24,749)	(3,312)	(13,177)	(19,453)	(128,602)

Segment (loss) income	$(4,875)	$31,054	$33,156	$(12,831)	$3,059	$2,549	$52,112

Average earnings assets	$2,049,065	$1,465,092	$4,714,564	$2,423,201	$751,613	$832,227	$12,235,762

	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the six-month period ended June 30, 2011:
Interest income	$63,274	$85,790	$102,997	$39,442	$23,446	$29,372	$344,321
Net (charge) credit for transfer of funds	(33,977)	4,392	(6,014)	26,875	8,724	—	—
Interest expense	—	(22,114)	—	(97,341)	(20,849)	(3,303)	(143,607)

Net interest income (loss)	29,297	68,068	96,983	(31,024)	11,321	26,069	200,714

Provision for loan and lease losses	(11,739)	(2,903)	(100,641)	—	(10,129)	(22,504)	(147,916)
Non-interest income	15,070	13,988	4,829	39,432	313	7,251	80,883
Direct non-interest expenses	(16,222)	(45,612)	(20,877)	(2,684)	(16,818)	(19,416)	(121,629)

Segment income (loss)	$16,406	$33,541	$(19,706)	$5,724	$(15,313)	$(8,600)	$12,052

Average earnings assets	$2,264,703	$1,473,605	$5,278,191	$3,541,401	$883,008	$895,727	$14,336,635

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals:

	Quarter Ended June 30,		Six-month Period Ended June 30,
	2012	2011	2012	2011
Net Income (loss):

Total income (loss) for segments and other	$35,541	$13,490	$52,112	$12,052
Other non-interest income (loss) (1)	(2,491)	(1,536)	(8,727)	(1,536)
Other operating expenses	(22,149)	(24,272)	(43,533)	(47,668)

Income (loss) before income taxes	10,901	(12,318)	(148)	(37,152)
Income tax expense	(1,545)	(2,606)	(3,678)	(6,192)

Total consolidated net income (loss)	$9,356	$(14,924)	$(3,826)	$(43,344)

Average assets:

Total average earning assets for segments	$12,167,175	$13,982,523	$12,235,762	$14,336,635
Other average earning assets (1)	37,058	47,629	40,142	35,524
Average non-earning assets	694,189	671,549	683,734	668,184

Total consolidated average assets	$12,898,422	$14,701,701	$12,959,638	$15,040,343

(1)	The activities related to the Bank’s equity interest in CPG/GS are presented as an Other non-interest income (loss) and other average earning assets in the table above

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

Effective June 2, 2010, FirstBank, by and through its Board of Directors, entered into the FDIC Order with the FDIC and OCIF. This Order provides for various things, including (among other things) the following: (1) having and retaining qualified management; (2) increased participation in the affairs of FirstBank by its board of directors; (3) development and implementation by FirstBank of a capital plan to attain a leverage ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 10% and a total risk-based capital ratio of at least 12%; (4) adoption and implementation of strategic, liquidity and fund management and profit and budget plans and related projects within certain timetables set forth in the FDIC Order and on an ongoing basis; (5) adoption and implementation of plans for reducing FirstBank’s positions in certain classified assets and delinquent and non-accrual loans within timeframes set forth in the FDIC Order; (6) refraining from lending to delinquent or classified borrowers already obligated to FirstBank on any extensions of credit so long as such credit remains uncollected, except where FirstBank’s failure to extend further credit to a particular borrower would be detrimental to the best interests of FirstBank, and any such additional credit is approved by the FirstBank’s Board of Directors; (7) refraining from accepting, increasing, renewing or rolling over brokered CDs without the prior written approval of the FDIC; (8) establishment of a comprehensive policy and methodology for determining the allowance for loan and lease losses and the review and revision of FirstBank’s loan policies, including the non-accrual policy; and (9) adoption and implementation of adequate and effective programs of independent loan review, appraisal compliance and an effective policy for managing FirstBank’s sensitivity to interest rate risk. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the FDIC Order. FirstBank’s Total Capital, Tier 1 Capital and Leverage ratios as of June 30, 2012 were 16.80%, 15.48% and 12.13%, respectively. Although all the regulatory capital ratios exceeded the established “well capitalized” levels and the minimum capital ratio requirements of the FDIC Order at June 30, 2012, because of the FDIC Order with the FDIC, FirstBank cannot be treated as a “well capitalized” institution under regulatory guidance.

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

The Corporation submitted its capital plan setting forth how it plans to improve capital positions to comply with the FDIC Order and the Written Agreement over time. In addition to the Capital Plan, the Corporation has submitted to its regulators a liquidity and brokered CD plan, including a contingency funding plan, a non-performing asset reduction plan, a budget and profit plan, a strategic plan and a plan for the reduction of classified and special mention assets. As of June 30, 2012, the Corporation had completed all of the items included in the capital plan and is working on further reducing non-performing loans. Further, the Corporation has reviewed and enhanced the Corporation’s loan review program, various credit policies, the Corporation’s treasury and investment policy, the Corporation’s asset classification and allowance for loan and lease losses and non-accrual policies, the Corporation’s charge-off policy and the Corporation’s appraisal program. The Agreements also require the submission to the regulators of quarterly progress reports.

The FDIC Order imposes no other restrictions on FirstBank’s products or services offered to customers, nor does it or the Written Agreement impose any type of penalties or fines upon FirstBank or the Corporation. Concurrent with the FDIC Order, the FDIC has granted FirstBank temporary waivers to enable it to continue accessing the brokered CD market through September 30, 2012. FirstBank will request approvals for future periods.

The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and commitments to sell mortgage loans at fair value. As of June 30, 2012, commitments to extend credit amounted to approximately $1.5 billion, of which $1.1 million relate to credit card loans, and commercial and financial standby letters of credit amounted to approximately $64.7 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. In the case of credit cards and personal lines of credit, the Corporation can at any time and without cause, cancel the unused credit facility. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with prospective borrowers.

Lehman Brothers Special Financing, Inc. (“Lehman”) was the counterparty to the Corporation on certain interest rate swap agreements. During the third quarter of 2008, Lehman failed to pay the scheduled net cash settlement due to the Corporation, which constituted an event of default under those interest rate swap agreements. The Corporation terminated all interest rate swaps with Lehman and replaced them with other counterparties under similar terms and conditions. In connection with the unpaid net cash settlement due as of June 30, 2012 under the swap agreements, the Corporation has an unsecured counterparty exposure with Lehman, which filed for bankruptcy on October 3, 2008, of approximately $1.4 million. This exposure was reserved in the third quarter of 2008. The Corporation had pledged collateral of $63.6 million with Lehman to guarantee its performance under the swap agreements in the event payment there under was required. As of June 30, 2012, the Corporation maintained a non-performing asset of $64.5 million related to the collateral pledged with Lehman.

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

During February 2010, Barclays filed a motion with the court requesting that the Corporation’s claim be dismissed on the grounds that the allegations of the complaint are not sufficient to justify the granting of the remedies therein sought. Shortly thereafter, the Corporation filed its opposition motion. A hearing on the motions was held in court on April 28, 2010. The court, on that date, after hearing the arguments by both sides, concluded that the Corporation’s equitable-based causes of action, upon which the return of the investment securities is being demanded, contain allegations that sufficiently plead facts warranting the denial of Barclays’ motion to dismiss the Corporation’s claim. Accordingly, the judge ordered the case to proceed to trial. Subsequent to the court decision, the district court judge transferred the case to the Lehman bankruptcy court for trial. Upon such transfer, the bankruptcy court began to entertain the pre-trial procedures including discovery of evidence. In this regard, an initial scheduling conference was held before the United States Bankruptcy Court for the Southern District of New York on November 17, 2010, at which time a proposed case management plan was approved. Discovery has commenced pursuant to that case management plan and is currently scheduled for completion by August 10, 2012. At the conclusion of discovery, it is anticipated that the parties will file dispositive motions which are required to be filed no later than September 13, 2012 and oppositions to such motions and replies thereto must be filed by October 15, 2012 and November 14, 2012, respectively, but this timing is subject to adjustment. While the Corporation believes it has valid reasons to support its claim for the return of the securities, the Corporation may not succeed in its litigation against Barclays to recover all or a substantial portion of the securities.

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

As of June 30, 2012, First BanCorp and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. Management believes that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position or results of operations.

23 – FIRST BANCORP. (Holding Company Only) Financial Information

The following condensed financial information presents the financial position of the Holding Company only as of June 30, 2012 and December 31, 2011 and the results of its operations for the quarter and six-month period ended June 30, 2012 and 2011.

	As of June 30, 2012	As of December 31, 2011
	(In thousands)
Assets
Cash and due from banks	$37,426	$41,681
Money market investments	6,111	3,111
Investment securities available for sale, at market:
Equity investments	64	41
Other investment securities	1,300	1,300
Investment in First Bank Puerto Rico, at equity	1,623,403	1,615,304
Investment in First Bank Insurance Agency, at equity	6,397	5,338
Investment in FBP Statutory Trust I	3,093	3,093
Investment in FBP Statutory Trust II	3,866	3,866
Other assets	3,627	3,488

Total assets	$1,685,287	$1,677,222

Liabilities & Stockholders’ Equity
Liabilities:
Other borrowings	$231,959	$231,959
Accounts payable and other liabilities	4,369	1,119

Total liabilities	236,328	233,078

Stockholders’ equity	1,448,959	1,444,144

Total liabilities and stockholders’ equity	$1,685,287	$1,677,222

	Quarter Ended		Six-Month Period Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
		(In thousands)
Income:

Dividends from other subsidiaries	$—	$3,000	$—	$3,000
Interest income on other investments	3	—	6	—
Other income	55	52	110	104

	58	3,052	116	3,104

Expense:

Notes payable and other borrowings	1,825	1,748	3,680	3,466
Other operating expenses	889	537	1,835	1,047

	2,714	2,285	5,515	4,513

Investment related proceeds and impairments on equity securities	—	—	—	679

(Loss) income before income taxes and equity in undistributed earnings (losses) of subsidiaries	(2,656)	767	(5,399)	(730)

Equity in undistributed earnings (losses) of subsidiaries	12,012	(15,691)	1,573	(42,614)

Net income (loss)	$9,356	$(14,924)	$(3,826)	$(43,344)

25 – SUBSEQUENT EVENTS

The Corporation has performed an evaluation of events occurring subsequent to June 30, 2012; management has determined that there are no additional events occurring in this period that required disclosure in or adjustment to the accompanying financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

SELECTED FINANCIAL DATA

(In thousands, except for per share and financial ratios)

	Quarter ended		Six-month period ended
	June 30,		June 30,
	2012	2011	2012	2011
Condensed Income Statements:
Total interest income	$153,652	$163,418	$305,759	$344,321
Total interest expense	44,947	68,983	95,188	143,607
Net interest income	108,705	94,435	210,571	200,714
Provision for loan and lease losses	24,884	59,184	61,081	147,916
Non-interest income	14,022	38,862	22,497	79,347
Non-interest expenses	86,942	86,431	172,135	169,297
Income (loss) before income taxes	10,901	(12,318)	(148)	(37,152)
Income tax expense	(1,545)	(2,606)	(3,678)	(6,192)
Net income (loss)	9,356	(14,924)	(3,826)	(43,344)
Net income (loss) attributable to common stockholders	9,356	(22,205)	(3,826)	(57,642)
Per Common Share Results:
Net earnings (loss) per share basic	$0.05	$(1.04)	$(0.02)	$(2.71)
Net earnings (loss) per share diluted	$0.05	$(1.04)	$(0.02)	$(2.71)
Cash dividends declared	$—	$—	$—	$—
Average shares outstanding	205,415	21,303	205,316	21,303
Average shares outstanding diluted	205,952	21,303	205,316	21,303
Book value per common share	$6.72	$27.27	$6.72	$27.27
Tangible book value per common share (1)	$6.42	$25.34	$6.42	$25.34
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	0.29	(0.41)	(0.06)	(0.58)
Interest Rate Spread (2)	3.21	2.42	3.08	2.53
Net Interest Margin (2)	3.50	2.68	3.37	2.79
Return on Average Total Equity	2.62	(5.81)	(0.53)	(8.45)
Return on Average Common Equity	2.74	(14.77)	(0.56)	(19.11)
Average Total Equity to Average Total Assets	11.14	7.01	11.12	6.88
Tangible common equity ratio (1)	10.29	3.84	10.29	3.84
Dividend payout ratio	—	—	—	—
Efficiency ratio (3)	70.84	64.84	73.86	60.45
Asset Quality:
Allowance for loan and lease losses to loans held for investment	4.44	5.02	4.44	5.02
Net charge-offs (annualized) to average loans (4)	2.03	2.91	1.90	2.82
Provision for loan and lease losses to net charge-offs	48.16	73.98	62.43	92.41
Non-performing assets to total assets (4)	10.13	9.85	10.13	9.85
Non-performing loans held for investment to total loans held for investment (4)	10.35	11.23	10.35	11.23
Allowance to total non-performing loans held for investment (4)	42.90	44.76	42.90	44.76
Allowance to total non-performing loans held for investment excluding residential real estate loans (4)	62.40	65.30	62.40	65.30
Other Information:
Common Stock Price: End of period	$3.96	$4.31	$3.96	$4.31

	As of	As of
	June 30,	December 31,
	2012	2011

Balance Sheet Data:

Loans, including loans held for sale	$10,356,508	$10,575,214
Allowance for loan and lease losses	457,153	493,917
Money market and investment securities	1,813,844	2,200,888
Intangible assets	62,952	39,787
Deferred tax asset, net	4,664	5,442
Total assets	12,913,650	13,127,275
Deposits	9,900,173	9,907,754
Borrowings	1,465,399	1,622,741
Total preferred equity	63,047	63,047
Total common equity	1,359,302	1,361,899
Accumulated other comprehensive income, net of tax	26,610	19,198
Total equity	1,448,959	1,444,144

(1)	Non-GAAP measure. Refer to “Capital” discussion below for additional information of the components and reconciliation of these measures.
(2)	On a tax-equivalent basis and excluding the changes in fair value of derivative instruments and financial liabilities measured at fair value (see “Net Interest Income” discussion below for a reconciliation of this non-GAAP measure).
(3)	Non-interest expense to the sum of net interest income and non-interest income. The denominator includes non-recurring income and changes in the fair value of derivative instruments and financial instruments measured at fair value.
(4)	Loans used in the denominator in calculating net charge-off, non-performing loan and non-performing asset rates include purchased credit-impaired (“PCI”) loans. However, the Corporation separately tracks and reports PCI loans and exclude these from delinquency, non-performing loan and non-performing asset statistics

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the accompanying consolidated unaudited financial statements of First BanCorp. (the “Corporation” or “First BanCorp.”) and should be read in conjunction with such financial statements and the notes thereto.

EXECUTIVE SUMMARY

First BanCorp. is a diversified financial holding company headquartered in San Juan, Puerto Rico offering a full range of financial products to consumers and commercial customers through various subsidiaries. First BanCorp. is the holding company of FirstBank Puerto Rico (“FirstBank” or the “Bank”) and FirstBank Insurance Agency. Through its wholly-owned subsidiaries, the Corporation operates offices in Puerto Rico, the United States and British Virgin Islands and the State of Florida (USA) specializing in commercial banking, residential mortgage loan originations, finance leases, personal loans, small loans, auto loans, insurance agency and broker-dealer activities.

As described in Note 22, Regulatory Matters, Commitment and Contingencies, FirstBank is currently operating under a Consent Order (the “Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and First BanCorp. has entered into a Written Agreement (the “Written Agreement” and collectively with the Order the “Agreements”) with the Board of Governors of the Federal Reserve System (the “FED” or “Federal Reserve”).

OVERVIEW OF RESULTS OF OPERATIONS

First BanCorp.’s results of operations generally depend primarily upon its net interest income, which is the difference between the interest income earned on its interest-earning assets, including investment securities and loans, and the interest expense incurred on its interest-bearing liabilities, including deposits and borrowings. Net interest income is affected by various factors, including: the interest rate scenario; the volumes, mix and composition of interest-earning assets and interest-bearing liabilities; and the re-pricing characteristics of these assets and liabilities. The Corporation’s results of operations also depend on the provision for loan and lease losses, which significantly affected the results for the past three years, non-interest expenses (such as personnel, occupancy, deposit insurance premiums and other costs), non-interest income (mainly service charges and fees on loans and deposits, insurance income and revenues from broker-dealer operations), gains (losses) on sales of investments, gains (losses) on mortgage banking activities, and income taxes.

Net income for the quarter ended June 30, 2012 amounted to $9.4 million or $0.05 per diluted common share, compared to a net loss of $14.9 million or $1.04 loss per diluted common share for the quarter ended June 30, 2011. The Corporation’s financial results for the second quarter of 2012, as compared to the second quarter of 2011, were principally impacted by: (i) a decrease of $34.3 million in the provision for loan and lease losses which reflected primarily a lower provision for commercial and construction loans due to reduced charges to specific reserves, the overall decrease in the size of these portfolios and the improvement in the cumulative charge-off history used for the general reserve determination, and (ii) a $14.3 million increase in net interest income achieved through reductions in the overall cost of funding and improved loan yields. This variance was partially offset by a $24.8 million decrease in non-interest income as the prior year results included the effect of certain deleveraging strategies including: (i) a $19.9 million net gain on sale of U.S. agency fixed-rate mortgage-backed securities (“MBS”), and (ii) a $6.8 million gain on the bulk sale of $282 million of performing residential mortgage loans. In addition, the Corporation recorded in the second quarter of 2012 a non-cash charge of $2.5 million related to equity in losses of unconsolidated entities, while in the comparable period in 2011 a $1.5 million charge was recorded.

The key drivers of the Corporation’s financial results for the quarter ended June 30, 2012 include the following:

•

Net interest income for the quarter ended June 30, 2012 was $108.7 million, compared to $94.4 million for the same period in 2011 driven by an improvement of 80 basis points in net interest margin, excluding fair value adjustments (for definition and reconciliation of this non-GAAP measure, refer to “Net Interest Income” discussion below) to 3.44%. The improvement in the net interest margin was primarily due to a decrease of 43 basis points in the average cost of funding achieved through lower deposit pricing and the maturity of high-cost borrowings and the purchase in late May of a $406 million credit cards portfolio from FIA Card Services (FIA). This acquisition increased the average balance of consumer loans by approximately $125.7 million and contributed $6.2 million to interest income, including $0.7 million related to the discount accretion recorded as an adjustment to the yield of the purchased portfolio, and was the main driver for the 35 basis points increase in the yield on total earning assets. Refer to the “Net Interest Income” discussion below for additional information.

•

For the second quarter of 2012, the Corporation’s provision for loan and lease losses amounted to $24.9 million, compared to $59.2 million for the same period in 2011. The decrease in the provision for 2012 was primarily driven by a lower provision for commercial and construction loans due to reduced charges to the specific reserve, the overall decrease in the size of these portfolios and the improvement in the cumulative charge-off history used for the general reserve determination. Refer to the discussions under “Provision for loan and lease losses” and “Risk Management” below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios.

•

For the quarter ended June 30, 2012, the Corporation’s non-interest income amounted to $14.0 million, compared to $38.9 million for the quarter ended June 30, 2011. The prior year quarter included the effect of certain deleveraging strategies including: (i) a $19.9 million net gain on sale of U.S. agency fixed-rate MBS, and (ii) a $6.8 million gain on the bulk sale of $282 million of performing residential mortgage loans. In addition, the Corporation recorded in the second quarter of 2012 a non-cash charge of $2.5 million related to equity in losses of unconsolidated entities, while in the comparable period in 2011 a $1.5 million loss was recorded. These variances were partially offset by Interchange and other related fees of $1.0 million earned on the newly acquired credit cards portfolio and increased revenues from the Corporation’s broker-dealer activities. Refer to the “Non Interest Income” discussion below for additional information.

•

Non-interest expenses for the second quarter of 2012 amounted to $86.9 million, compared to $86.4 million for the same period in 2011. The slight increase was mainly related to a $1.7 million increase in employee compensation and benefits and a combined increase of approximately $1.0 million in credit card related expenses. Partially offsetting this increase was a $2.1 million decrease in the deposit insurance premium. Refer to the “Non Interest Expenses” discussion below for additional information.

•

For the second quarter of 2012, the Corporation recorded an income tax expense of $1.5 million, compared to $2.6 million for the same period in 2011. The variance is mainly due to lower taxable income from profitable subsidiaries. Refer to the “Income Taxes” discussion below for additional information.

•

Total assets as of June 30, 2012 amounted to $12.9 billion, a decrease of $213.6 million compared to total assets as of December 31, 2011. The decrease was mainly related to a $381.7 million decrease in available for sale investment securities driven by matured U.S. Agency debt securities, Puerto Rico Government Obligations called prior to their contractual maturity and MBS prepayments. Additionally, the loan portfolio decreased by $181.9 million, led by pay-offs and repayments of commercial and industrial (“C&I”) loans, as well as foreclosures and charge-offs. Despite the fact that proceeds from loans and investment securities were used to paydown maturing brokered CDs and other borrowings, at the end of the period cash and cash equivalents showed an increase of $312.3 million. Refer to the “Financial Condition and Operating Data” discussion below for additional information.

•

As of June 30, 2012, total liabilities amounted to $11.5 billion, a decrease of approximately $218.4 million, as compared to $13.1 billion as of December 31, 2011. The decline in total liabilities is mainly attributable to a decrease of $265.0 million in brokered CDs. In addition, the Corporation repaid $100 million of maturing repurchase agreements, $34 million of maturing FHLB advances, and all of its $21 million of medium-term notes. These variances were partially offset by a $257.4 million increase in non-brokered deposits. Refer to the “Risk Management - Liquidity and Capital Adequacy” discussion below for additional information about the Corporation’s funding sources.

•

The Corporation’s stockholders’ equity amounted to $1.4 billion as of June 30, 2012, an increase of $4.8 million from December 31, 2011, driven by a $7.4 million increase in other comprehensive income due to higher unrealized gains on available for sale securities and net proceeds of $1.0 million related to 280,787 shares of common stock sold. Partially offsetting these increases was the net loss recorded for the first half of 2012 of $3.8 million. Refer to the “Risk Management - Capital” section below for additional information.

•

Total loan production, including purchases, refinancings and draws from existing revolving and non-revolving commitments, for the quarter ended June 30, 2012 was $837.7 million, excluding the credit cards portfolio purchase, compared to $568.8 million for the comparable period in 2011. The increase in loan production is mainly related to increases in residential mortgage, C&I and consumer loan originations.

•

Total non-performing loans as of June 30, 2012 were $1.07 billion, a decrease of $72.7 million compared to December 31, 2011. The decrease was primarily related to foreclosures of construction projects and charge-offs. Total non-performing assets decreased by $29.2 million during the first half of 2012. Refer to the “Risk Management - Non-accruing and Non-performing Assets” section below for additional information.

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

The Corporation’s critical accounting policies are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in First BanCorp.’s 2011 Annual Report on Form 10-K. There have not been any material changes in the Corporation’s critical accounting policies since December 31, 2011.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the excess of interest earned by First BanCorp. on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp.’s net interest income is subject to interest rate risk due to the re-pricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter and six-month period ended June 30, 2012 was $108.7 million and $210.6 million, respectively, compared to $94.4 million and $200.7 million for the comparable periods in 2011. On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments and unrealized gains and losses on liabilities measured at fair value, net interest income for the quarter and six-month period ended June 30, 2012 was $109.8 million and $213.2 million, respectively, compared to $97.1 million and $205.9 million for the comparable periods of 2011.

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

Part I

	Average Volume		Interest income (1) /expense		Average Rate (1)
Quarter ended June 30,	2012	2011	2012	2011	2012	2011
	(Dollars in thousands)

Interest-earning assets:

Money market & other short-term investments	$656,642	$558,388	$456	$400	0.28%	0.29%
Government obligations (2)	675,729	1,829,696	3,091	6,214	1.84%	1.36%
Mortgage-backed securities	1,082,175	1,114,221	8,366	10,560	3.11%	3.80%
Corporate bonds	1,876	2,000	31	29	6.65%	5.82%
FHLB stock	32,399	45,061	353	452	4.38%	4.02%
Equity securities	1,377	1,377	—	—	0.00%	0.00%

Total investments (3)	2,450,198	3,550,743	12,297	17,655	2.02%	1.99%

Residential mortgage loans	2,784,364	2,890,228	36,822	40,171	5.32%	5.57%
Construction loans	399,394	659,887	2,556	4,268	2.57%	2.59%
C&I and commercial mortgage loans	5,315,831	5,811,917	54,321	58,921	4.11%	4.07%
Finance leases	239,943	267,816	5,226	5,570	8.76%	8.34%
Consumer loans	1,443,697	1,367,447	44,097	39,522	12.28%	11.59%

Total loans (4) (5)	10,183,229	10,997,295	143,022	148,452	5.65%	5.41%

Total interest-earning assets	$12,633,427	$14,548,038	$155,319	$166,107	4.94%	4.58%

Interest-bearing liabilities:

Brokered CDs	$3,473,457	$5,550,750	$17,803	$29,696	2.06%	2.15%
Other interest-bearing deposits	5,587,225	5,172,845	15,686	19,828	1.13%	1.54%
Other borrowed funds	1,171,833	1,592,538	8,969	15,262	3.08%	3.84%
FHLB advances	344,539	493,242	3,028	4,220	3.53%	3.43%

Total interest-bearing liabilities (6)	$10,577,054	$12,809,375	$45,486	$69,006	1.73%	2.16%

Net interest income			$109,833	$97,101

Interest rate spread					3.21%	2.42%

Net interest margin					3.50%	2.68%

	Average Volume		Interest income (1) /expense		Average Rate (1)
Six-Month Period Ended June 30,	2012	2011	2012	2011	2012	2011
			(Dollars in thousands)

Interest-earning assets:

Money market & other short-term investments	$579,412	$523,431	$825	$709	0.29%	0.27%
Government obligations (2)	816,034	1,588,216	7,169	12,403	1.77%	1.57%
Mortgage-backed securities	990,772	1,406,078	15,801	27,565	3.21%	3.95%
Corporate bonds	1,937	2,000	60	58	6.23%	5.85%
FHLB stock	34,525	48,179	754	1,165	4.39%	4.88%
Equity securities	1,377	1,377	—	1	0.00%	0.15%

Total investments (3)	2,424,057	3,569,281	24,609	41,901	2.04%	2.37%

Residential mortgage loans	2,787,543	3,075,475	75,562	88,015	5.45%	5.77%
Construction loans	415,972	735,290	5,215	10,645	2.52%	2.92%
C&I and commercial mortgage loans	5,463,693	5,859,558	110,964	117,112	4.08%	4.03%
Finance leases	241,643	273,199	10,538	11,264	8.77%	8.31%
Consumer loans	1,377,387	1,389,570	81,947	80,042	11.96%	11.62%

Total loans (4) (5)	10,286,238	11,333,092	284,226	307,078	5.56%	5.46%

Total interest-earning assets	$12,710,295	$14,902,373	$308,835	$348,979	4.89%	4.72%

Interest-bearing liabilities:

Brokered CDs	$3,555,026	$5,783,610	$37,536	$62,465	2.12%	2.18%
Other interest-bearing deposits	5,530,210	5,205,321	32,687	41,118	1.19%	1.59%
Other borrowed funds	1,211,706	1,626,460	19,186	30,484	3.18%	3.78%
FHLB advances	354,165	534,755	6,269	8,965	3.56%	3.38%

Total interest-bearing liabilities (6)	$10,651,107	$13,150,146	$95,678	$143,032	1.81%	2.19%

Net interest income			$213,157	$205,947

Interest rate spread					3.08%	2.53%

Net interest margin					3.37%	2.79%

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
(2)	Government obligations include debt issued by government sponsored agencies.
(3)	Unrealized gains and losses in available-for-sale securities are excluded from the average volumes.
(4)	Average loan balances include the average of non-performing loans.
(5)	Interest income on loans includes $2.9 million and $2.5 million for the quarters ended June 30, 2012 and 2011, respectively, and $5.3 million and $4.7 million for the six-month periods ended June 30, 2012 and 2011, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.
(6)	Unrealized gains and losses on liabilities measured at fair value are excluded from the average volumes.

Part II

	Quarter ended June 30,			Six-month period ended June 30,
	2012 compared to 2011			2012 compared to 2011
	Increase (decrease)			Increase (decrease)
	Due to:				Due to:
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)

Interest income on interest-earning assets:

Money market & other short-term investments	$69	$(13)	$56	$80	$36	$116
Government obligations	(4,619)	1,496	(3,123)	(6,419)	1,185	(5,234)
Mortgage-backed securities	(299)	(1,895)	(2,194)	(7,177)	(4,587)	(11,764)
Corporate bonds	(2)	4	2	(2)	4	2
FHLB stock	(133)	34	(99)	(304)	(107)	(411)
Equity securities	—	—	—	—	(1)	(1)

Total investments	(4,984)	(374)	(5,358)	(13,822)	(3,470)	(17,292)

Residential mortgage loans	(1,486)	(1,863)	(3,349)	(7,822)	(4,631)	(12,453)
Construction loans	(1,679)	(33)	(1,712)	(4,132)	(1,298)	(5,430)
C&I and commercial mortgage loans	(5,138)	538	(4,600)	(7,850)	1,702	(6,148)
Finance leases	(603)	259	(344)	(1,330)	604	(726)
Consumer loans	2,209	2,366	4,575	(612)	2,517	1,905

Total loans	(6,697)	1,267	(5,430)	(21,746)	(1,106)	(22,852)

Total interest income	(11,681)	893	(10,788)	(35,568)	(4,576)	(40,144)

Interest expense on interest-bearing liabilities:

Brokered CDs	(10,762)	(1,131)	(11,893)	(23,405)	(1,524)	(24,929)
Other interest-bearing deposits	1,365	(5,507)	(4,142)	2,340	(10,771)	(8,431)
Other borrowed funds	(3,588)	(2,705)	(6,293)	(6,984)	(4,314)	(11,298)
FHLB advances	(1,297)	105	(1,192)	(3,113)	417	(2,696)

Total interest expense	(14,282)	(9,238)	(23,520)	(31,162)	(16,192)	(47,354)

Change in net interest income	$2,601	$10,131	$12,732	$(4,406)	$11,616	$7,210

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

The following table reconciles net interest income in accordance with GAAP to net interest income, excluding valuations, and net interest income on a tax-equivalent basis. The table also reconciles net interest spread and net interest margin on a GAAP basis to these items excluding valuations and on a tax-equivalent basis:

(Dollars in thousands)
	Quarter Ended		Six-Month Period Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Interest Income - GAAP	$153,652	$163,418	$305,759	$344,321
Unrealized loss (gain) on derivative instruments	33	1,185	(299)	840

Interest income excluding valuations	153,685	164,603	305,460	345,161
Tax-equivalent adjustment	1,634	1,504	3,375	3,818

Interest income on a tax-equivalent basis excluding valuations	155,319	166,107	308,835	348,979

Interest Expense - GAAP	44,947	68,983	95,188	143,607
Unrealized gain (loss) on derivative instruments and liabilities measured at fair value	539	23	490	(575)

Interest expense excluding valuations	45,486	69,006	95,678	143,032

Net interest income - GAAP	$108,705	$94,435	$210,571	$200,714

Net interest income excluding valuations	$108,199	$95,597	$209,782	$202,129

Net interest income on a tax-equivalent basis excluding valuations	$109,833	$97,101	$213,157	$205,947

Average Balances

Loans and leases	$10,183,229	$10,997,295	$10,286,238	$11,333,092
Total securities and other short-term investments	2,450,198	3,550,743	2,424,057	3,569,281

Average Interest-Earning Assets	$12,633,427	$14,548,038	$12,710,295	$14,902,373

Average Interest-Bearing Liabilities	$10,577,054	$12,809,375	$10,651,107	$13,150,146

Average Yield/Rate
Average yield on interest-earning assets - GAAP	4.89%	4.51%	4.84%	4.66%
Average rate on interest-bearing liabilities - GAAP	1.71%	2.16%	1.80%	2.20%

Net interest spread - GAAP	3.18%	2.35%	3.04%	2.46%

Net interest margin - GAAP	3.46%	2.60%	3.33%	2.72%

Average yield on interest-earning assets excluding valuations	4.89%	4.54%	4.83%	4.67%
Average rate on interest-bearing liabilities excluding valuations	1.73%	2.16%	1.81%	2.19%

Net interest spread excluding valuations	3.16%	2.38%	3.02%	2.48%

Net interest margin excluding valuations	3.44%	2.64%	3.32%	2.74%

Average yield on interest-earning assets on a tax-equivalent basis and excluding valuations	4.94%	4.58%	4.89%	4.72%
Average rate on interest-bearing liabilities excluding valuations	1.73%	2.16%	1.81%	2.19%

Net interest spread on a tax-equivalent basis and excluding valuations	3.21%	2.42%	3.08%	2.53%

Net interest margin on a tax-equivalent basis and excluding valuations	3.50%	2.68%	3.37%	2.79%

The following table summarizes the components of the net unrealized gain and loss on derivatives (economic undesignated hedges) and net unrealized gain and loss on liabilities measured at fair value which are included in interest expense:

	Quarter ended June 30,		Six-month period ended June 30,
	2012	2011	2012	2011

Unrealized loss on derivatives (economic undesignated hedges):
Options on stock index notes	$—	$42	$—	$47

Unrealized (gain) loss on liabilities measured at fair value:
Unrealized (gain) loss on medium-term notes	(539)	(65)	(490)	528

Net unrealized (gain) loss on derivatives (economic undesignated hedges) and liabilities measured at fair value	$(539)	$(23)	$(490)	$575

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

Derivative instruments, such as interest rate swaps, are subject to market risk. While the Corporation does have certain trading derivatives to facilitate customer transactions, the Corporation does not utilize derivative instruments for speculative purposes. As of June 30, 2012, most of the interest rate swaps outstanding are used for protection against rising interest rates. Refer to Note 9 of the accompanying unaudited consolidated financial statements for further details concerning the notional amounts of derivative instruments and additional information. As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on net interest income. This will depend, for the most part, on the shape of the yield curve, the level of interest rates, as well as the expectations for rates in the future.

Net interest income increased 15% to $108.7 million for the second quarter of 2012 from $94.4 million in the second quarter of 2011 and by 5% to $210.6 million for the first six-months of 2012 from $200.7 million in the first half of 2011. The increase was primarily driven by an increase in the net interest margin resulting from a reduction in the average cost of funds and improved loan yields.

For the quarter and six-month period ended June 30, 2012, the net interest margin, excluding valuations, improved by 80 and 58 basis points when compared to the same periods in 2011. The improvement in the net interest margin was mainly derived from improved deposit pricing, an improved deposit mix, and funding cost reductions resulting from the re-structuring of repurchase agreements and maturities of high cost borrowings. The Corporation reduced the average cost of funds by lowering the rates paid on certain of its savings, interest-bearing checking accounts and retail CDs. The average rate paid on non-brokered deposits declined by 41 and 40 basis points during the second quarter and first six-months of 2012, or a reduction of approximately $5.5 million and $10.8 million, respectively, in interest expense. The Corporation continued with its planned reduction of brokered CDs, which decreased by $2.0 billion and $2.2 billion in average balances for the quarter and six-month period ended June 30, 2012, compared to the same periods in 2011. Also, the Corporation benefited from the restructuring of $900 million of repurchase agreements during the second half of 2011 and first quarter of 2012, which resulted in a reduction of $2.7 million and $4.9 million in interest expense when compared to the second quarter and first six-months of 2011, respectively. Further reductions in interest expense were achieved as the Corporation has repaid $300 million of repurchase agreements, $87 million of FHLB Advances and $21 million of medium-term notes over the last 12 months.

Also contributing to the improvement in net interest income was additional interest income of $6.2 million from the credit cards portfolio purchased during the second quarter of 2012. Partially offsetting these increases was a decline in the volume of interest-earning assets reflecting the execution in 2011 of deleveraging strategies included in the Corporation’s capital plan in order to preserve and improve the capital position. Average interest-earning assets decreased by $1.9 billion and $2.2 billion when compared to the second quarter and six-month period of 2011, respectively, reflecting a $814.1 million and $1.0 billion reduction in average total loans and leases for the quarter and six-month period ended June 30, 2012, respectively, and a $1.1 billion reduction in average investment securities for both the quarter and six-month period ended June 30, 2012, compared to the respective periods in 2011. The decrease in average loans was driven by significant repayments of commercial credit facilities, foreclosures and charge-offs. The decrease in the average volume of investment securities mainly relates to sales of MBS completed throughout 2011, coupled with securities called before their contractual maturities. Proceeds from sale, repayments and calls of loans and securities have been used to reduce maturing brokered CDs, repurchase agreements, advances from FHLB and notes payable.

On an adjusted tax-equivalent basis, net interest income increased by $12.7 million, or 13%, for the second quarter of 2012 compared to the same period in 2011 and by $7.2 million, or 4%, for the first half of 2012 compared to the first half of 2011 mainly due to reductions in the overall cost of funding and improved loan yields, as discussed above. The increase for the 2012 quarter also includes an increase of $0.1 million and a decrease of $0.4 million for the first half of 2012 compared to the same periods in 2011 in the tax-equivalent adjustment. The tax-equivalent adjustment increases interest income on tax-exempt securities and loans by an amount which makes tax-exempt income comparable, on a pre-tax basis, to the Corporation’s taxable income as previously stated.

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

For the quarter and six-month period ended on June 30, 2012, the Corporation recorded a provision for loan and lease losses of $24.9 million and $61.1 million, respectively, compared to $59.2 million and $147.9 million for the comparable periods in 2011. The decline in the provision reflected primarily a lower provision for C&I, commercial mortgage and construction loans due to reduced charges to specific reserves, the overall decrease in the size of these portfolios and the improvement in the cumulative charge-off history used for the general reserve determination.

In terms of geography and categories, in Puerto Rico, the Corporation recorded a provision of $27.0 million and $62.2 million in the second quarter and first six-months of 2012, compared to $58.3 million and $115.3 million for the comparable periods in 2011. These reductions were mainly due to the decrease in the inflows of loans to impaired status, thus, lower charges to specific reserves were required; the reduction in the size of these portfolios and; the improvement in the cumulative charge-off history used for the general reserve determination. In addition, the provision for commercial mortgage loans decreased by $7.0 million and $16.4 million, for the quarter and six-month period ended June 30, 2012, respectively, also mainly due to the decrease in the inflows of loans to impaired status. Partially offsetting these decreases was an increase in the provision for residential mortgage loans of $5.1 million and $9.3 million for the quarter and six-month period ended June 30, 2012, respectively, reflecting higher charge-offs and adjustments that are reflective of current market conditions, including assumptions regarding loss severities.

With respect to the portfolio in the United States, the Corporation recorded a release reserve of $0.5 million and $5.4 million for the second quarter and first six months of 2012, compared to a provision of $2.2 million and $10.1 million for the comparable periods in 2011. The decrease was mainly attributable to a reduction in the provision for residential mortgage loans for the six-month period ended June 30, 2012, driven by the release of a $3.3 million reserve related to a $5.3 million non-performing loan paid-off during the first quarter. Reductions in net charge-offs and certain stabilization in the expectations of loss severities for this portfolio also contributed to the decrease in the provision. The provision for construction loans decreased by $1.1 million and $3.9 million for the second quarter and first six-months of 2012, respectively, when compared to the provision recorded in the comparable periods in 2011 driven by lower charges to specific reserves on a reduced level of impaired loans.

The Virgin Islands region recorded a decrease of $0.2 million and $18.3 million in the provision for loan losses in the second quarter and first six-months of 2012, compared to 2011, mainly related to a decrease of $2.6 million and $18.1 million, respectively, in the provision for construction loans substantially related to the provision charged in 2011 to a construction loan relationship placed in non-accrual status early in 2011.

Refer to the discussions under “Credit Risk Management” below for an analysis of the allowance for loan and lease losses, non-performing assets, impaired loans and related information, and refer to the discussions under “Financial Condition and Operating Analysis - Loan Portfolio” and under “Risk Management - Credit Risk Management” below for additional information concerning the Corporation’s loan portfolio exposure in the geographic areas where the Corporation does business.

Non-Interest Income

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2012	2011	2012	2011
		(In thousands)
Service charges on deposit accounts	$3,240	$3,054	$6,487	$6,386
Other service charges	1,226	1,456	2,745	3,174
Mortgage banking activities	4,057	9,336	8,532	15,927
Insurance income	1,312	1,063	2,792	2,396
Broker-dealer income	1,347	783	2,610	831
Other operating income	5,474	5,187	9,408	13,309

Non-interest income before net gain on investments, loss on early extinguishment of borrowings and equity in losses of unconsolidated entities	16,656	20,879	32,574	42,023

Proceeds from securities litigation settlement and other proceeds	—	—	26	679
Net gain on sale of investments	—	21,949	—	40,611
OTTI on debt securities	(143)	(607)	(1,376)	(607)

Net (loss) gain on investments	(143)	21,342	(1,350)	40,683

Loss on early extinguishment of borrowings	—	(1,823)	—	(1,823)

Equity in losses of unconsolidated entities	(2,491)	(1,536)	(8,727)	(1,536)

Total	$14,022	$38,862	$22,497	$79,347

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

Broker-dealer income includes commissions earned by the Corporation’s broker-dealer subsidiary, FirstBank Puerto Rico Securities.

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

Equity in earnings (losses) of unconsolidated entities is related to the FirstBank’s investment in CPG/GS, the entity that purchased $269 million of loans from FirstBank during the first quarter of 2011. The Bank holds a 35% subordinated ownership interest in CPG/GS. The majority owner of CPG/GS is entitled to recover its initial investment and a priority return of 12% prior to any return paid to the Bank. Accordingly, the Bank’s investment of $34.5 million in CPG/GS is at risk. Refer to “Financial Condition and Operating Data Analysis - Commercial and Construction Loans” and to Note 11 of the Corporation’s unaudited financial statements for the quarter ended June 30, 2012 for additional information about the Bank’s investment in CPG/GS, including information about the determination of the initial value of the investment.

Non-interest income decreased $24.8 million to $14.0 million for the second quarter of 2012, compared to the second quarter of 2011, primarily due to:

•

The impact in the second quarter of 2011 of a $21.9 million gain on sales of investments, including $19.9 million on the sale of U.S. Agency MBS as part of the Corporation’s deleveraging strategies executed in 2011. No sales of investment securities were made in 2012.

•

A $5.3 million decrease in mortgage banking activities as the prior year second quarter included a $6.8 million gain on the bulk sale of $282 million of performing residential mortgage loans during the second quarter of 2011, also as part of deleveraging strategies completed in 2011.

•

Non-cash charges of $2.5 million related to the FirstBank’s equity interest in CPG/GS, compared to $1.5 million in the second quarter of 2011. The non-cash charge for the second quarter of 2012 includes $1.1 million that represents the amortization of the basis differential, which is the difference between the Bank’s investment in CPG/GS and its claim in the book value of CPG/GS at the date of the investment.

The aforementioned factors were partially offset by a $0.6 million increase in Broker-dealer income mainly in connection with the underwriting of general debt obligations issued by the Puerto Rico Government, the impact in the second quarter of 2011 of a $1.8 million loss on the early extinguishment of certain borrowings and approximately $1.0 million in interchange and other related credit card fees earned on the newly acquired credit cards portfolio.

Non-interest income decreased by $56.9 million for the first half of 2012, compared to the first half of 2011, primarily due to:

•

The impact in the first half of 2011 of a $40.6 million gain on sales of investments, mainly MBS as part of the Corporation’s deleveraging strategies executed in 2011. In addition, the Corporation recorded other-than-temporary impairment charge (OTTI) on debt securities of $1.4 million for the first half of 2012, while $0.6 million were recognized in the first half of 2011.

•

A $7.4 million decrease in mortgage banking activities driven by the impact in the previous year of $12.1 million in gains recorded for completed bulk sales of approximately $518 million of performing residential mortgage loans, this was partially offset by increases in gains from the Corporation’s mortgage loan securitization activities and recoveries in the value of servicing assets.

•	A $2.8 million gain on the sale of substantially all of the assets of FirstBank Insurance Agency VI recorded in the first half of 2011 included as part of “Other Operating Income” in the table above.

•

Non-cash charge associated with the equity in losses of unconsolidated entities of approximately $8.7 million recorded in the first half of 2012, compared to $1.5 million recorded in the first half of 2011. This non-cash adjustment relates to the Bank’s investment in CPG/GS and includes $3.1 million in the first half of 2012 that represents the amortization of the basis differential.

Non-Interest Expenses

The following table presents the detail of non-interest expenses for the periods indicated:

	Quarter Ended June 30,		Six-month Period Ended June 30,
	2012	2011	2012	2011
		(In thousands)

Employees’ compensation and benefits	$31,101	$29,407	$62,712	$59,846
Occupancy and equipment	15,181	15,603	30,857	30,853
Insurance and supervisory fees	13,302	14,404	26,310	29,581
Taxes, other than income taxes	3,435	3,278	6,851	6,533
Professional fees	5,322	6,072	10,501	11,209
Servicing and processing fees	3,017	2,151	5,177	4,362
Business promotion	3,475	3,628	6,022	6,292
Communications	1,758	1,864	3,479	3,742
Net loss on REO operations	6,786	5,971	10,229	11,471
Other	3,565	4,053	9,997	5,408

	$86,942	$86,431	$172,135	$169,297

Non-interest expenses increased by $0.5 million to $86.9 million for the second quarter of 2012 from $86.4 million for the second quarter of 2011. The increase was principally attributable to:

•	A $1.7 million increase in employee compensation and benefits driven by the hiring of vacant positions including several managerial and supervisory positions and higher incentive related expenses.

•	A $0.9 million increase in servicing and processing fees primarily related to the interim servicing fees of the credit cards portfolio acquired during the second quarter of 2012.

•	A $0.8 million increase in losses from REO activities mainly related to higher operating expenses commensurate with a higher inventory.

The increases were partially offset by the following decreases:

•

A $2.1 million decrease in the deposit insurance premium mainly resulting from the decrease in the Bank’s average total assets and the Bank’s improved capital position. This charge is included as part of “Insurance and Supervisory fees” in the table above.

•	A $0.8 million decrease in professional fees mainly related to lower legal and consulting fees.

Non-interest expenses increased $2.8 million for the first half of 2012, compared to the first half of 2011, primarily due to:

•	A $2.9 million increase in employee compensation and benefits mainly due to the hiring of vacant positions including several managerial and supervisory positions and increased incentive expenses.

•

A $4.2 million negative variance, related to the provision for unfunded commitments and letters of credit. Reserve releases of $4.0 million were recorded in the first half of 2011, mainly related to non-performing construction loans sold to CPG/GS early in 2011. This is included as part of “Other” in the table above.

•	A $2.5 million non-recurring charge associated with a contingency adjustment related to the collectibility of certain tax credits, included as part of “other expenses” in the table above.

These increases were partially offset by a $3.6 million decrease in the deposit insurance premium mainly resulting from the decrease in the Bank’s average assets and the Bank’s improved capital position, and a decrease of $1.2 million in net losses from REO activities, reflecting the impact in 2012 of a $1.3 million gain realized on the sale of certain commercial REO properties.

Income Taxes

Income tax expense includes Puerto Rico and Virgin Islands income taxes as well as applicable U.S. federal and state taxes. The Corporation is subject to Puerto Rico income tax on its income from all sources. As a Puerto Rico corporation, First BanCorp. is treated as a foreign corporation for U.S. income tax purposes and is generally subject to United States income tax only on its income from sources within the United States or income effectively connected with the conduct of a trade or business within the United States. Any such tax paid is also creditable against the Corporation’s Puerto Rico tax liability, subject to certain conditions and limitations.

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

Under the 2011 PR Code, First BanCorp. is subject to a maximum statutory tax rate of 30% (25% for taxable years commencing after December 31, 2013 if certain economic conditions are met by the Puerto Rico government). The 2011 PR Code also includes an alternative minimum tax of 20% that applies if the Corporation’s regular income tax liability is less than the alternative minimum tax requirements.

The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through the International Banking Entity (“IBE”) of the Bank and through the Bank’s subsidiary, FirstBank Overseas Corporation, in which the interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation except for tax years that commenced after December 31, 2008 and before January 1, 2012, for which a special 5% tax was imposed to all IBEs. The IBEs and FirsBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on the net income derived from eligible activities by IBEs operating in Puerto Rico. IBEs that operate as a unit of a bank pay income taxes at normal rates to the extent that the IBEs’ net income exceeds 20% of the bank’s total net taxable income.

For the quarter and six-month period ended June 30, 2012, the Corporation recorded an income tax expense of $1.5 million and $3.7 million, respectively, compared to an income tax expense of $2.6 million and $6.2 million for the same periods in 2011. The decrease is primarily due to lower taxable income from profitable subsidiaries and for the six-month period was also driven by a reduction in deferred tax assets of profitable subsidiaries due to a reduction in statutory tax rates in 2011. As of June 30, 2012, the deferred tax asset, net of a valuation allowance of $366.9 million, amounted to $4.7 million compared to $5.4 million as of December 31, 2011. The Corporation continued to reserve deferred tax assets created in connection with the operations of its banking subsidiary, FirstBank.

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

In assessing the weight of positive and negative evidence, a significant negative factor that resulted in increases of the valuation allowance was that the Corporation’s banking subsidiary, FirstBank Puerto Rico, continues in a three-year historical cumulative loss position as of June 30, 2012, mainly due to charges to the provision for loan and lease losses as a result of the economic downturn. As of June 30, 2012, management concluded that $4.7 million of the deferred tax asset will be realized. The Corporation’s deferred tax assets for which it has not established a valuation allowance relate to profitable subsidiaries and to amounts that can be realized through future reversals of existing taxable temporary differences. To the extent the realization of a portion, or all, of the tax asset becomes “more likely than not” based on changes in circumstances (such as, improved earnings, changes in tax laws or other relevant changes), a reversal of that portion of the deferred tax asset valuation allowance will then be recorded.

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

During the third quarter of 2011, the Corporation recorded new UTBs of $2.4 million, all of which would, if recognized, affect the Corporation’s effective tax rate. The Corporation classified all interest and penalties, if any, related to tax uncertainties as income tax expense. As of June 30, 2012, the Corporation’s accrued interest that relates to tax uncertainties amounted to $0.9 million and there is no need to accrue for the payment of penalties. For the six-month period ended June 30, 2012, the total amount of interest recognized by the Corporation as part of income tax expense related to tax uncertainties was $0.1 million. During the first half of 2012 there was no change to the UTB of $2.4 million. The amount of UTBs may increase or decrease for various reasons, including changes in the amounts for current tax year positions, the expiration of open income tax returns due to the expiration of statutes of limitations, changes in management’s judgment about the level of uncertainty, the status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. The years 2007 through 2009 have been examined by the United States Internal Revenue Service (“IRS”) and disputed issues have been taken to administrative appeals. Although the timing of the resolution and/or closure of audits is highly uncertain, the Corporation believes it is reasonably possible that the IRS will conclude this audit within the next twelve months. If any issues addressed in the IRS audit are resolved in a manner not consistent with the Corporation’s expectations, the Corporation could be required to adjust its provision for income taxes in the period such resolution occurs. The Corporation currently cannot reasonably estimate a range of possible changes to existing reserves.

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

FINANCIAL CONDITION AND OPERATING DATA ANALYSIS

Assets

Total assets were approximately $12.9 billion as of June 30, 2012, down $213.6 million from December 31, 2011. Total available for sale investment securities decreased by $381.7 million primarily reflecting maturities of $300 million of U.S. agency debt securities, calls of $92 million of Puerto Rico Government Obligations and MBS prepayments. A portion of the proceeds from calls and maturities of investment securities had not been reinvested at the end of the first half of 2012, as a result, cash and cash equivalents increased by $312.3 million when compared to the balance as of December 31, 2011. Total loans, net of the allowance for loan and lease losses, decreased by $181.9 million, led by repayments of commercial facilities, foreclosures and charge-offs. The reduction was primarily related to C&I loan repayments, including a $231 million reduction in loans granted to governmental entities. These decreases were partially offset by the completion of the purchase of the FirstBank-branded credit cards portfolio of approximately $406 million. Proceeds from loan and MBS repayments and calls of investment securities were used, in part, to repay high cost borrowings, including brokered CDs, repurchase agreements, advances from the FHLB, and medium-term notes. Other variances within the assets side include an increase of $53.0 million in REO, mainly in connection with foreclosed construction projects in the Virgin Islands and Puerto Rico.

Loan Portfolio

The following table presents the composition of the Corporation’s loan portfolio, including loans held for sale, as of the dates indicated:

(In thousands)	June 30, 2012	December 31, 2011

Residential mortgage loans	$2,764,066	$2,873,785

Commercial loans:
Commercial mortgage loans	1,479,068	1,565,411
Construction loans	364,934	427,863
Commercial and Industrial loans	3,475,356	3,856,695
Loans to local financial institutions collateralized by real estate mortgages	262,563	273,821

Total commercial loans	5,581,921	6,123,790

Finance leases	240,589	247,003

Consumer loans	1,709,539	1,314,814

Total loans held for investment	10,296,115	10,559,392

Less:
Allowance for loan and lease losses	(457,153)	(493,917)

Total loans held for investment, net	$9,838,962	$10,065,475

As of June 30, 2012, the Corporation’s total loans, net of allowance, decreased by $181.9 million, when compared with the balance as of December 31, 2011. All major loan categories, excluding consumer loans, decreased from 2011 levels mainly as a result of pay-offs, repayments, foreclosures and charge-offs. The reduction was primarily related to C&I loan repayments, including pay downs of $231 million from loans to governmental entities and three relationships amounting to $116.7 million paid-off, and a net reduction of $96.4 million in facilities granted to CPG/GS.

Of the total gross loan portfolio held for investment of $10.4 billion as of June 30, 2012, approximately 85% have credit risk concentration in Puerto Rico, 7% in the United States (mainly in the state of Florida) and 8% in the Virgin Islands, as shown in the following table:

As of June 30, 2012	Puerto Rico	Virgin Islands	Florida	Total
		(In thousands)

Residential mortgage loans	$2,101,423	$388,811	$273,832	$2,764,066

Commercial loans:
Construction loans	234,114	107,943	22,877	364,934
Commercial mortgage loans	1,041,024	63,042	375,002	1,479,068
Commercial and Industrial loans	3,234,421	203,211	37,724	3,475,356
Loans to local financial institutions collateralized by real estate mortgages	262,563	—	—	262,563

Total commercial loans	4,772,122	374,196	435,603	5,581,921

Finance leases	240,589	—	—	240,589

Consumer loans	1,623,208	53,776	32,555	1,709,539

Total loans held for investment, gross	8,737,342	816,783	741,990	10,296,115

Allowance for loans and lease losses	(381,713)	(24,271)	(51,169)	(457,153)

Total loans held for investment, net	8,355,629	792,512	690,821	9,838,962

Loans held for sale	56,616	3,777	—	60,393

Total loans	$8,412,245	$796,289	$690,821	$9,899,355

Loan Production

First BanCorp. relies primarily on its retail network of branches to originate residential and consumer loans. The Corporation supplements its residential mortgage originations with wholesale servicing released mortgage loan purchases from mortgage bankers. The Corporation manages its construction and commercial loan originations through centralized units and most of its originations come from existing customers as well as through referrals and direct solicitations.

The following table details First BanCorp.’s loan production, including purchases, refinancings, and draws from existing revolving and non-revolving commitments, for the periods indicated:

	Quarter Ended June 30,		Six-month Period Ended June 30,
	2012	2011	2012	2011
		(In thousands)

Residential real estate	$193,551	$139,981	$355,402	$255,207
C&I and commercial mortgage	390,829	270,766	627,808	684,735
Construction	16,295	19,037	26,384	54,394
Finance leases	25,044	21,436	47,403	41,546
Consumer	212,012	117,619	350,008	223,909

Total loan production	$837,731	$568,839	$1,407,005	$1,259,791

The Corporation is experiencing continued loan demand and has continued with its targeted originations strategies. During the second quarter and first half of 2012 total loan originations, including purchases, refinancings and draws from existing commitments, amounted to approximately $837.7 million and $1.4 billion, respectively, compared to $568.8 million and $1.3 billion, respectively, for the comparable periods in 2011. The increase for the second quarter of 2012, compared to 2011, was mainly related to an increase in C&I and commercial mortgage loan originations, including disbursements on existing commitments with government entities, and increases in residential and consumer loan originations. The increase for the six-month period is primarily related to an increase in residential mortgage loan originations and purchases. Consumer loan originations, including finance leases, increased by $98.0 million and $132.0 million for the quarter and six-month period ended June 30, 2012 and include $34.2 million in utilizations related to the recently acquired credit cards portfolio. Originations of auto loans (including finance leases) amounted to $146.0 million and $262.9 million for the second quarter and first six-months of 2012, respectively, compared to $99.5 million and $195.6 million closed for the comparable periods in 2011. Loan production statistics exclude the purchase of the $406 million credit cards portfolio acquired in the second quarter of 2012.

Residential Real Estate Loans

As of June 30, 2012, the Corporation’s residential real estate loan portfolio held for investment decreased by $109.7 million as compared to the balance as of December 31, 2011, reflecting sales of $100.1 million of loans to FNMA and FHLMC, foreclosures of $28.9 million, charge-offs and principal repayments, partially offset by loan originations during the period. The majority of the Corporation’s outstanding balance of residential mortgage loans consists of fixed-rate, fully amortizing, full documentation loans. In accordance with the

Corporation’s underwriting guidelines, residential real estate loans are mostly fully documented loans, and the Corporation is not actively involved in the origination of negative amortization loans, non-materially involved in adjustable-rate mortgage loans. Refer to the “Contractual Obligations and Commitments” discussion below for additional information about outstanding commitments to sell mortgage loans.

Commercial and Construction Loans

As of June 30, 2012, the Corporation’s commercial and construction loan portfolio held for investment decreased by $541.9 million, as compared to the balance as of December 31, 2011, The reduction was primarily related to C&I and commercial mortgage loans repayments, in both geographic segments, Puerto Rico and the United States, including three relationships amounting to $116.7 million paid-off , a net reduction of $231 million in loans granted to governmental entities and a $96.4 million reduction in facilities granted to CPG/GS. Additionally, the construction loan portfolio decrease of $62.9 million was led by the foreclosure of the underlying collateral of two commercial projects in the Virgin Islands with an aggregate book value of $16.8 million (net of charge-offs of $4.9 million at the time of foreclosure), the in-substance foreclosure of two projects in Puerto Rico amounting to $16 million in the aggregate, and a $15.0 million charge-off against one relationship in the Virgin Islands. The Corporation’s commercial loans are primarily variable- and adjustable-rate loans.

As of June 30, 2012, the Corporation had $148.6 million outstanding of credit facilities granted to the Puerto Rico Government and/or its political subdivisions, down from $360.1 million as of December 31, 2011, and $120.0 million granted to the Virgin Islands government, down from $139.4 million as of December 31, 2011. A substantial portion of these credit facilities consist of loans to various municipalities in Puerto Rico for which the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment. Another portion of these obligations consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power and water utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it.

In addition to loans extended to government entities, the largest loan to one borrower as of June 30, 2012 in the amount of $262.6 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual real-estate loans, mostly 1-4 residential mortgage loans.

Construction loans originations decreased by $2.7 million and $28.0 million for the quarter and six-month period of 2012, respectively, when compared to the same periods in 2011, due to the strategic decision by the Corporation to reduce its exposure to construction projects in both Puerto Rico and the United States. The Corporation has significantly reduced its exposure to construction loans in its Florida operations and construction loan originations in Puerto Rico are mainly draws from existing commitments. More than 94% of the construction loan originations in 2012 are related to disbursements from previous established commitments. In Puerto Rico, absorption rates on low income residential projects financed by the Corporation recently showed signs of improvement, but the market is still under pressure as we are still operating under a challenging economic environment.

The composition of the Corporation’s construction loan portfolio held for investment as of June 30, 2012 by category and geographic location follows:

	Puerto	Virgin
As of June 30, 2012	Rico	Islands	Florida	Total
	(In thousands)
Loans for residential housing projects:

High-rise (1)	$5,645	$—	$—	$5,645
Mid-rise (2)	30,517	4,930	37	35,484
Single-family detach	36,819	—	3,407	40,226

Total for residential housing projects	72,981	4,930	3,444	81,355

Construction loans to individuals secured by residential properties	10,578	6,775	—	17,353
Condo-conversion loans	1,464	—	—	1,464
Loans for commercial projects	31,565	64,807	—	96,372
Bridge loans - residential	42,827	—	—	42,827
Bridge loans - commercial	—	15,700	12,398	28,098
Land loans - residential	39,662	12,759	7,039	59,460
Land loans - commercial	34,600	2,126	—	36,726
Working capital	1,497	1,041	—	2,538

Total before net deferred fees and allowance for loan losses	235,174	108,138	22,881	366,193

Net deferred fees	(1,060)	(195)	(4)	(1,259)

Total construction loan portfolio, gross	234,114	107,943	22,877	364,934

Allowance for loan losses	(40,923)	(14,819)	(12,116)	(67,858)

Total construction loan portfolio, net	$193,191	$93,124	$10,761	$297,076

(1)	For purposes of the above table, high-rise portfolio is composed of buildings with more than 7 stories, composed of two projects in Puerto Rico.
(2)	Mid-rise relates to buildings of up to 7 stories.

The following table presents further information on the Corporation’s construction portfolio as of and for the six-month period ended June 30, 2012:

(Dollars in thousands)
Total undisbursed funds under existing commitments	$152,462

Construction loans held for investment in non-accrual status	$202,133

Net charge offs - Construction loans (1)	$30,578

Allowance for loan losses - Construction loans	$67,858

Non-performing construction loans to total construction loans	55.39%

Allowance for loan losses - construction loans to total construction loans	18.59%

Net charge-offs (annualized) to total average construction loans (1)	14.70%

(1)	Includes net charge-offs of $12.7 million related to construction loans in Puerto Rico, $20.0 million related to construction loans in the Virgin Islands, and $2.1 million recovery related to construction loans in Florida.

The following summarizes the construction loans for residential housing projects in Puerto Rico segregated by the estimated selling price of the units:

(In thousands)

Under $300k	$28,239
$300k - $600k	10,524
Over $600k (1)	34,218

$72,981

(1)	Mainly composed of four residential housing projects in Puerto Rico.

Consumer Loans and Finance Leases

As of June 30, 2012, the Corporation’s consumer loan and finance leases portfolio increased by $388.3 million as compared to the portfolio balance as of December 31, 2011. This increase is primarily related to the completion on May 30, 2012 of the acquisition of an approximate $406 million portfolio of FirstBank-branded credit cards portfolio from FIA. These loans were recorded on the Consolidated Statement of Financial Condition at estimated fair value on acquisition date of approximately $369 million, and the Corporation recognized a purchased credit card relationship intangible asset of $24.4 million.

Investment Activities

As part of its strategy to diversify its revenue sources and maximize its net interest income, First BanCorp. maintains an investment portfolio that is classified as available-for-sale. The Corporation’s total available for sale investment securities portfolio as of June 30, 2012 aggregated $1.5 billion, a reduction of $381.7 million from December 31, 2011 mainly due to $192.9 million in PR government obligations called prior to their contractual maturity, maturities of $100 million of U.S. Treasury notes and $300 million of U.S. agency debt securities, and MBS prepayments, partially offset by purchases of $270 million of U.S. Agency MBS.

Over 91% of the Corporation’s available-for-sale securities portfolio is invested in U.S. Government and Agency debentures and fixed-rate U.S. government sponsored-agency MBS (mainly GNMA, FNMA and FHLMC fixed-rate securities). The Corporation’s investment in equity securities classified as available for sale is minimal, approximately $0.1 million, which consists of common stock of another financial institution in Puerto Rico. As of June 30, 2012, the Corporation held approximately $70 million of Puerto Rico Government Obligations. In July 2012, Moody’s cut Puerto Rico sales Tax Financing Corp.’s senior sales tax revenue bonds by one notch to Aa3 from Aa2 and its subordinated bonds by two notches to A3 from A1. These downgrades could have an adverse impact on economic conditions, but its ultimate impact is unpredictable and may not be immediately apparent.

The following table presents the carrying value of investments at the indicated dates:

(In thousands)	As of June 30, 2012	As of December 31, 2011
	(In thousands)

Money market investments	$240,178	$239,669

Investment securities available-for-sale, at fair value:
U.S. Government and agencies obligations	373,604	778,577
Puerto Rico Government obligations	70,447	222,613
Mortgage-backed securities	1,096,618	921,024
Corporate bonds	792	1,013
Equity securities	64	41

	1,541,525	1,923,268

Other equity securities, including $30.8 million and $36.7 million of FHLB stock as of June 30, 2012 and December 31, 2011, respectively	32,141	37,951

Total money market and investment securities	$1,813,844	$2,200,888

Mortgage-backed securities at the indicated dates consist of:

(In thousands)	As of June 30, 2012	As of December 31, 2011

Available-for-sale
FHLMC certificates	141,907	26,148
GNMA certificates	682,743	762,006
FNMA certificates	214,402	71,664
Other mortgage pass-through certificates	57,566	61,206

Total mortgage-backed securities	$1,096,618	$921,024

The carrying values of investment securities classified as available-for-sale as of June 30, 2012 by contractual maturity (excluding mortgage-backed securities and equity securities) are shown below:

(Dollars in thousands)	Carrying Amount	Weighted Average Yield %

U.S. Government and agencies obligations
Due within one year	$373,604	0.16

Puerto Rico Government obligations
Due within one year	8,310	4.19
Due after one year through five years	1,616	4.50
Due after five years through ten years	40,696	4.49
Due after ten years	19,825	5.83

	70,447	4.83

Corporate bonds
Due after ten years	792	6.71

	792	6.71

Total	444,843	0.89

Mortgage-backed securities	1,096,618	3.51

Equity securities	64	—

Total investment securities available for sale	$1,541,525	2.74

Net interest income of future periods could be affected by prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on these securities, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration in the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. Approximately $192.9 million of P.R. Government obligations with an average yield of 4.19% were called during the first half of 2012. As of June 30, 2012, the Corporation has approximately $2.6 million in debt securities (Puerto Rico government securities) with embedded calls and with an average yield of 4.77%. Refer to the “Risk Management” section below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and of the interest rate risk management strategies followed by the Corporation. Also refer to Note 4 to the accompanying unaudited consolidated financial statements for additional information regarding the Corporation’s investment portfolio.

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

The Corporation has in place a risk management framework to monitor, evaluate and manage the principal risks assumed in conducting its activities. First BanCorp.’s business is subject to eight broad categories of risks: (1) liquidity risk, (2) interest rate risk, (3) market risk, (4) credit risk, (5) operational risk, (6) legal and compliance risk, (7) reputational risk, and (8) contingency risk. First BanCorp. has adopted policies and procedures designed to identify and manage risks to which the Corporation is exposed, specifically those relating to liquidity risk, interest rate risk, credit risk, and operational risk.

The Corporation’s risk management policies are described below as well as in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of First BanCorp.’s 2011 Annual Report on Form 10-K.

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

The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. As of June 30, 2012, FirstBank could not pay any dividend to the parent company except upon receipt of prior approval by the FED.

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

The Corporation manages its liquidity in a proactive manner, and maintains a sound liquidity position. Multiple measures are utilized to monitor the Corporation’s liquidity position, including basic liquidity and time-based reserve measures. The Corporation has maintained basic liquidity (cash, free liquid assets and secured lines of credit) in excess of the self-imposed minimum limit of 5% of total assets. As of June 30, 2012, the estimated basic liquidity ratio was approximately 10.15%, including un-pledged investment securities, FHLB lines of credit, and cash. At period end, the Corporation had $524.1 million available for additional credit on FHLB lines of credit. Unpledged liquid securities as of June 30, 2012 mainly consisted of fixed-rate MBS and U.S. agency debentures amounting to approximately $66.7 million. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic liquidity computation. Most of the cash balances are deposited with the Federal Reserve Bank and in money market instruments generating interest income between 0.25% and 0.35% . As of June 30, 2012, the holding company had $43.5 million of cash and cash equivalents. Cash and cash equivalents at the Bank level as of June 30, 2012 were approximately $752.0 million. The Bank has $275 million in FHLB advances maturing over the next twelve months. In addition, it had $3.5 billion in brokered CDs as of June 30, 2012, of which $2.3 billion mature over the next twelve months. Liquidity at the Bank level is highly dependent on bank deposits, which fund 77.11% of the Bank’s assets (or 50.23% excluding brokered CDs). The Corporation has continued to issue brokered CDs pursuant to approvals received from the FDIC to renew or roll over brokered CDs up to certain amounts through September 30, 2012. Management cannot be certain it will continue to obtain waivers from the restrictions to issue brokered CDs under the Order to meet its obligations and execute its business plans.

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

The Corporation has deleveraged its balance sheet by reducing the amounts of brokered CDs. The reductions in brokered CDs are consistent with the requirements of the Order that preclude the issuance of brokered CDs without FDIC approval and require a plan to reduce the amount of brokered CDs. Brokered CDs decreased $265.0 million to $3.5 billion as of June 30, 2012 from $3.7 billion as of December 31, 2011. At the same time, as the Corporation focuses on reducing its reliance on brokered deposits, it is seeking to add core deposits.

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

The Corporation’s principal sources of funding are:

Brokered CDs – A large portion of the Corporation’s funding has been retail brokered CDs issued by FirstBank. Total brokered CDs decreased from $3.7 billion at December 31, 2011 to $3.5 billion as of June 30, 2012. Although all the regulatory capital ratios exceeded the established “well capitalized” levels at June 30, 2012 and the minimum capital requirements of the FDIC Order, because of the Order with the FDIC, FirstBank cannot be considered a “well capitalized” institution under regulatory guidance and cannot replace maturing brokered CDs without the prior approval of the FDIC. Since the issuance of the Order, the FDIC has granted the Bank temporary waivers to enable it to continue accessing the brokered deposit market through September 30, 2012. The Bank will request approvals for future periods. The Corporation used proceeds from repayments of loans and investments to pay down maturing borrowings, including brokered CDs. Also, the Corporation successfully implemented its non-brokered deposit growth strategy that resulted in an increase of $257.4 million during the first half of 2012.

The average remaining term to maturity of the retail brokered CDs outstanding as of June 30, 2012 is approximately 0.86 years. Approximately 0.12%, or $4.3 million, of the principal value of these certificates is callable at the Corporation’s option.

The use of brokered CDs has been particularly important for the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining regular retail deposits in Puerto Rico. The brokered CDs market is very competitive and liquid, and the Corporation has been able to obtain substantial amounts of funding in short periods of time. This strategy has enhanced the Corporation’s liquidity position, since the brokered CDs are insured by the FDIC up to regulatory limits and can be obtained faster compared to regular retail deposits. Should the FDIC fail to approve waivers for the renewal of brokered CD’s, the Corporation would accelerate the deleveraging through a systematic disposition of assets to meet its liquidity needs. During the first half of 2012, the Corporation issued $1.0 billion in brokered CDs, with an average cost of 0.82%, to renew maturing brokered CDs. Management believes it will continue to obtain waivers from the restrictions in the issuance of brokered CDs under the Order to meet its obligations and execute its business plans.

The following table presents a maturity summary of brokered and retail CDs with denominations of $100,000 or higher as of June 30, 2012:

Total
(In thousands)

Three months or less	$911,591
Over three months to six months	988,907
Over six months to one year	1,410,488
Over one year	1,510,721

Total	$4,821,707

Certificates of deposit in denominations of $100,000 or higher include brokered CDs of $3.5 billion issued to deposit brokers in the form of large ($100,000 or more) certificates of deposit that are generally participated out by brokers in shares of less than $100,000 and are therefore insured by the FDIC. Certificates of deposit with denominations of $100,000 or higher also include $4.6 million of deposits through the Certificate of Deposit Account Registry Service (CDARS).

Retail deposits – The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. Total deposits, excluding brokered CDs, increased by $257.4 million to $6.4 billion from the balance of $6.2 billion as of December 31, 2011, reflecting increases in core-deposit products such as savings and interest-bearing checking accounts spread through the Corporation’s geographic segments as well as increases in government deposits. Refer to Note 12 in the accompanying unaudited financial statements for further details.

Refer to the “Net Interest Income” discussion above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarter and six-month periods ended June 30, 2012 and 2011.

Securities sold under agreements to repurchase - The Corporation’s investment portfolio is funded in part with repurchase agreements. Securities sold under repurchase agreements were $900 million and $1 billion as of June 30, 2012 and December 31, 2011, respectively. During 2012, the Corporation restructured $200 million of repurchase agreements through amendments that include three to four year maturity extensions and are expected to result in additional reductions in the average cost of funding. This transaction contributed to improvements in the net interest margin. One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. All of the $900 million of repurchase agreements outstanding as of June 30, 2012 consist of structured repurchase agreements. In addition to repos, the Corporation has been able to maintain access to credit by using cost-effective sources such as FHLB advances. Refer to Note 13 in the Corporation’s unaudited financial statements for the period ended June 30, 2012 for further details about repurchase agreements outstanding by counterparty and maturities.

Under the Corporation’s repurchase agreements, as is the case with derivative contracts, the Corporation is required to pledge cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines due to changes in interest rates, a liquidity crisis or any other factor, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Given the quality of the collateral pledged, recently the Corporation has not experienced significant margin calls from counterparties arising from credit-quality-related write-downs in valuations and, as of June 30, 2012, it had only $0.5 million of cash equivalent instruments deposited in connection with collateralized interest rate swap agreements.

Advances from the FHLB - The Corporation’s Bank subsidiary is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages as collateral for advances taken. As of June 30, 2012 and December 31, 2011, the outstanding balance of FHLB advances was $333.4 million and $367.4 million, respectively. Approximately $58.4 million of outstanding advances from the FHLB have maturities of over one year. At June 30, 2012, the Corporation had $524.1 million available for additional credit on FHLB lines of credit.

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

The trust preferred debentures are presented in the Corporation’s consolidated statement of financial condition as Other Borrowings, net of related issuance costs. The variable rate trust preferred securities are fully and unconditionally guaranteed by the Corporation. The $100 million Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and the $125 million issued in September 2004 mature on September 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Debentures may be shortened (such shortening would result in a mandatory redemption of the variable rate trust preferred securities). The trust preferred securities, subject to certain limitations, qualify as Tier I regulatory capital under current Federal Reserve rules and regulations. Section 171 of the Dodd-Frank Act (the “Collins Amendment”) excludes Trust Preferred Securities from Tier 1 Capital and has a provision to effectively phase-out the use of trust preferred securities issued before May 19, 2010 as Tier 1 Capital over a 3-year period commencing on January 1, 2013. At June 30, 2012, the Corporation had $225 million in trust preferred securities that are subject to the phase-out.

With respect to the outstanding subordinated debentures, the Corporation elected to defer the interest payments that were due in June 2012. Future interest payments are subject to Federal Reserve approval.

The Corporation’s principal uses of funds are the origination of loans and the repayment of maturing deposits and borrowings. The Corporation has committed substantial resources to its mortgage banking subsidiary, FirstMortgage Inc. As a result, the ratio of residential real estate loans as a percentage of total loans has increased over time from 14% at December 31, 2004 to 27% at June 30, 2012. Commensurate with the increase in its mortgage banking activities, the Corporation has also invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities. The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid in large part because of the sale or guarantee programs of the FHA, VA, HUD, FNMA and FHLMC. The Corporation obtained Commitment Authority to issue GNMA mortgage-backed securities from GNMA and, under this program, the Corporation completed the securitization of approximately $108.8 million of FHA/VA mortgage loans into GNMA MBS during the first half of 2012. Any regulatory actions affecting GNMA, FNMA or FHLMC could adversely affect the secondary mortgage market.

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

The Corporation’s credit as a long-term issuer is currently rated B+ by Standard & Poor’s (“S&P”) and B- by Fitch Ratings Limited (“Fitch”). At the FirstBank subsidiary level, long-term issuer ratings are currently B3 by Moody’s Investor Service (“Moody’s”), six notches below their definition of investment grade; B+ by S&P four notches below their definition of investment grade, and B- by Fitch, six notches below their definition of investment grade.

Cash Flows

Cash and cash equivalents were $758.9 million and $353.7 million at June 30, 2012 and 2011, respectively. These balances increased by $312.3 million from December 31, 2011 and decreased by $16.6 million from December 31, 2010. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during the first half of 2012 and 2011.

Cash Flows from Operating Activities

First BanCorp.’s operating assets and liabilities vary significantly in the normal course of business due to the amount and timing of cash flows. Management believes cash flows from operations, available cash balances and the Corporation’s ability to generate cash through short- and long-term borrowings will be sufficient to fund the Corporation’s operating liquidity needs.

For the first half of 2012 and 2011, net cash provided by operating activities was $119.7 million and $74.8 million, respectively. Net cash generated from operating activities was higher than net loss reported largely as a result of adjustments for operating items such as the provision for loan and lease losses and due to sales of loans held for sale.

Cash Flows from Investing Activities

The Corporation’s investing activities primarily relate to originating loans to be held to maturity and purchasing, selling and repayments of available-for-sale and held-to-maturity investment securities. For the six-month period ended June 30, 2012, net cash provided by investing activities was $361.1 million, primarily reflecting proceeds from loans (including sales and paydowns), as well as proceeds from securities called and matured during the first half of 2012 and MBS prepayments. Proceeds from sales of loans and from repayments of loans and MBS were used in part to pay down maturing brokered CDs and other funding sources. The cash provided by investing activities in 2012 was lower than 2011 due to significant proceeds from sales of loans and securities in 2011 as part of the Corporation’s deleveraging strategies executed for capital preservation. In addition, the purchase of the credit cards portfolio in 2012 impacted this figure as compared to 2011.

For the first half of 2011, net cash provided by investing activities was $1.3 billion, primarily reflecting proceeds from loans, as well as proceeds from securities sold or called during the first half of 2011 and MBS prepayments.

Cash Flows from Financing Activities

The Corporation’s financing activities primarily include the receipt of deposits and issuance of brokered CDs, the issuance and payments of long-term debt, the issuance of equity instruments and activities related to its short-term funding. In addition, the Corporation paid monthly dividends on its preferred stock and quarterly dividends on its common stock until it announced the suspension of dividends beginning in August 2009. During the first half of 2012, net cash used in financing activities was $168.5 million due to repayments of maturing FHLB advances, repurchase agreements, notes payable and brokered CDs.

In the first half of 2011, net cash used in financing activities was $1.4 billion due to paydowns of maturing brokered CDs coupled with paydowns of FHLB Advances and repurchase agreements.

Capital

The Corporation’s stockholders’ equity amounted to $1.4 billion as of June 30, 2012, an increase of $4.8 million compared to the balance as of December 31, 2011, driven by an increase of $7.4 million in other comprehensive income due to higher unrealized gains on available for sale securities and net proceeds of $1.0 million related to 165,000 shares of common stock sold to a director and 115,787 shares of common stock sold to institutional investors that exercised their anti-dilution rights; partially offset by the net loss of $3.8 million for the first half of 2012. Based on the Agreement with the FED, currently neither First BanCorp., nor FirstBank, is permitted to pay dividends on capital securities without prior approval.

Effective June 2, 2010, FirstBank, by and through its Board of Directors, entered into the Order with the FDIC (see “Description of Business”). Although all the regulatory capital ratios exceeded the established “well capitalized” levels and the minimum capital requirements established by the Order, because of the Order with the FDIC, FirstBank cannot be treated as a “well capitalized” institution under regulatory guidance. Set forth below are First BanCorp.’s, and FirstBank Puerto Rico’s regulatory capital ratios as of June 30, 2012 and December 31, 2011, based on existing established FED and FDIC guidelines.

		Banking Subsidiary
	First BanCorp	FirstBank	To be well capitalized	Consent Order Requirements over time
As of June 30, 2012

Total capital (Total capital to risk-weighted assets)	17.30%	16.80%	10.00%	12.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	15.98%	15.48%	6.00%	10.00%
Leverage ratio	12.51%	12.13%	5.00%	8.00%

As of December 31, 2011

Total capital (Total capital to risk-weighted assets)	17.12%	16.58%	10.00%	12.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	15.79%	15.25%	6.00%	10.00%
Leverage ratio	11.91%	11.52%	5.00%	8.00%

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

The tangible common equity ratio and tangible book value per common share are non-GAAP measures generally used by the financial community to evaluate capital adequacy. Tangible common equity is total equity less preferred equity, goodwill, core deposit intangibles and purchased credit card relationship intangible assets. Tangible assets are total assets less goodwill, core deposit intangibles and purchased credit card relationship intangible assets. Management and many stock analysts use the tangible common equity ratio and tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase accounting method of accounting for mergers and acquisitions. Neither tangible common equity, nor tangible assets, or related measures should be considered in isolation or as a substitute for stockholders’ equity, total assets or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Corporation calculates its tangible common equity, tangible assets and any other related measures may differ from that of other companies reporting measures with similar names.

The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets for the periods ended June 30, 2012 and December 31, 2011, respectively:

(In thousands)	June 30, 2012	December 31, 2011

Total equity - GAAP	$1,448,959	$1,444,144
Preferred equity	(63,047)	(63,047)
Goodwill	(28,098)	(28,098)
Purchased credit card relationship	(24,342)	—
Core deposit intangible	(10,512)	(11,689)

Tangible common equity	$1,322,960	$1,341,310

Total assets - GAAP	$12,913,650	$13,127,275
Goodwill	(28,098)	(28,098)
Purchased credit card relationship	(24,342)	—
Core deposit intangible	(10,512)	(11,689)

Tangible assets	$12,850,698	$13,087,488

Common shares outstanding	206,134	205,134

Tangible common equity ratio	10.29%	10.25%
Tangible book value per common share	$6.42	$6.54

The Tier 1 common equity to risk-weighted assets ratio is calculated by dividing (a) tier 1 capital less non-common elements including qualifying perpetual preferred stock and qualifying trust preferred securities by (b) risk-weighted assets, which assets are calculated in accordance with applicable bank regulatory requirements. The Tier 1 common equity ratio is not required by GAAP or on a recurring basis by applicable bank regulatory requirements. However, this ratio will be required under Basel III capital standards as proposed. Management is currently monitoring this ratio, along with the other ratios discussed above, in evaluating the Corporation’s capital levels and believes that, at this time, the ratio may be of interest to investors.

The following table reconciles stockholders’ equity (GAAP) to Tier 1 common equity:

(In thousands)	June 30, 2012	December 31, 2011

Total equity - GAAP	$1,448,959	$1,444,144
Qualifying preferred stock	(63,047)	(63,047)
Unrealized gain on available-for-sale securities (1)	(26,623)	(19,234)
Disallowed deferred tax asset (2)	(41)	—
Goodwill	(28,098)	(28,098)
Core deposit intangible	(10,512)	(11,689)
Cumulative change gain in fair value of liabilities accounted for under a fair value option	—	(2,009)
Other disallowed assets	(2,917)	(922)

Tier 1 common equity	$1,317,721	$1,319,145

Total risk-weighted assets	$10,046,284	$10,180,226

Tier 1 common equity to risk-weighted assets ratio	13.12%	12.96%

1	-	Tier 1 capital excludes net unrealized gains (losses) on available-for-sale debt securities and net unrealized gains on available-for-sale equity securities with readily determinable fair values, in accordance with regulatory risk-based capital guidelines. In arriving at Tier 1 capital, institutions are required to deduct net unrealized losses on available-for-sale equity securities with readily determinable fair values, net of tax.
2	-	Approximately $12 million and $13 million of the Corporation’s deferred tax assets at June 30, 2012 and December 31, 2011, respectively were included without limitation in regulatory capital pursuant to the risk-based capital guidelines, while approximately $41K of such assets at June 30, 2012 and $0 at December 31, 2011 exceeded the limitation imposed by these guidelines and, as “disallowed deferred tax assets,” were deducted in arriving at Tier 1 capital. According to regulatory capital guidelines, the deferred tax assets that are dependent upon future taxable income are limited for inclusion in Tier 1 capital to the lesser of: (i) the amount of such deferred tax asset that the entity expects to realize within one year of the calendar quarter end-date, based on its projected future taxable income for that year or (ii) 10% of the amount of the entity’s Tier 1 capital. Approximately $7 million of the Corporation’s other net deferred tax liability at June 30, 2012 and $8 million as of December 31, 2011 represented primarily the deferred tax effects of unrealized gains and losses on available-for-sale debt securities, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines.

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

As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. As of June 30, 2012, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $1.5 billion, including $1.1 billion pertaining to credit card loans, and $64.7 million, respectively. Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with its prospective borrowers.

Contractual Obligations and Commitments

The following table presents a detail of the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments
	As of June 30, 2012
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In thousands)

Contractual obligations (1) :
Certificates of deposit	$5,708,359	3,949,517	1,631,360	122,412	5,070
Securities sold under agreements to repurchase	900,000	—	—	600,000	300,000
Advances from FHLB	333,440	275,000	58,440	—	—
Notes payable	—	—	—	—	—
Other borrowings	231,959	—	—	—	231,959

Total contractual obligations	$7,173,758	$4,224,517	$1,689,800	$722,412	$537,029

Commitments to sell mortgage loans	$104,527	$104,527

Standby letters of credit	$19,955	$19,955

Commitments to extend credit:
Lines of credit	$1,539,856	$1,478,694	$61,162
Letters of credit	44,734	44,734	—
Commitments to originate loans	155,668	155,668	—

Total commercial commitments	$1,740,258	$1,679,096	$61,162

(1)	$3.3 million of tax liability, including accrued interest of $0.9 million, associated with unrecognized tax benefits have been excluded due to the high degree of uncertainty regarding the timing of future cash flows associated with such obligations.

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

Lehman Brothers Special Financing, Inc. (“Lehman”) was the counterparty to the Corporation on certain interest rate swap agreements. During the third quarter of 2008, Lehman failed to pay the scheduled net cash settlement due to the Corporation, which constituted an event of default under those interest rate swap agreements. The Corporation terminated all interest rate swaps with Lehman and replaced them with other counterparties under similar terms and conditions. In connection with the unpaid net cash settlement due as of June 30, 2012 under the swap agreements, the Corporation has an unsecured counterparty exposure with Lehman, which filed for bankruptcy on October 3, 2008, of approximately $1.4 million. This exposure was reserved in the third quarter of 2008. The Corporation had pledged collateral of $63.6 million with Lehman to guarantee its performance under the swap agreements in the event payment there under was required. As of June 30, 2012, the Corporation maintained a non-performing asset of $64.5 million related to the collateral pledged with Lehman.

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

During February 2010, Barclays filed a motion with the court requesting that the Corporation’s claim be dismissed on the grounds that the allegations of the complaint are not sufficient to justify the granting of the remedies therein sought. Shortly thereafter, the Corporation filed its opposition motion. A hearing on the motions was held in court on April 28, 2010. The court, on that date, after hearing the arguments by both sides, concluded that the Corporation’s equitable-based causes of action, upon which the return of the investment securities is being demanded, contain allegations that sufficiently plead facts warranting the denial of Barclays’ motion to dismiss the Corporation’s claim. Accordingly, the judge ordered the case to proceed to trial. Subsequent to the court decision, the district court judge transferred the case to the Lehman bankruptcy court for trial. Upon such transfer, the bankruptcy court began to entertain the pre-trial procedures including discovery of evidence. In this regard, an initial scheduling conference was held before the United States Bankruptcy Court for the Southern District of New York on November 17, 2010, at which time a proposed case management plan was approved. Discovery has commenced pursuant to that case management plan and is currently scheduled for completion by August 10, 2012. At the conclusion of discovery, it is anticipated that the parties will file dispositive motions which are required to be filed no later than September 13, 2012 and oppositions to such motions and replies thereto must be filed by October 15, 2012 and November 14, 2012, respectively, but this timing is subject to adjustment. While the Corporation believes it has valid reasons to support its claim for the return of the securities, the Corporation may not succeed in its litigation against Barclays to recover all or a substantial portion of the securities.

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

Interest Rate Risk Management

First BanCorp. manages its asset/liability position in order to limit the effects of changes in interest rates on net interest income and to maintain stability of profitability under varying interest rate scenarios. The MIALCO oversees interest rate risk and meetings focus on, among other things, current and expected conditions in world financial markets, competition and prevailing rates in the local deposit market, liquidity, securities market values, recent or proposed changes to the investment portfolio, alternative funding sources and related costs, hedging and the possible purchase of derivatives such as swaps and caps, and any tax or regulatory issues which may be pertinent to these areas. The MIALCO approves funding decisions in light of the Corporation’s overall strategies and objectives.

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

These simulations are highly complex, and are based on many assumptions that are intended to reflect the general behavior of the balance sheet components over the period in question. It is unlikely that actual events will match these assumptions in all cases. For this reason, the results of these forward-looking computations are only approximations of the true sensitivity of net interest income to changes in market interest rates. Several benchmark and market rate curves were used in the modeling process; primarily the LIBOR/SWAP curve, Prime, Treasury, FHLB rates, Brokered CDs rates, repurchase agreements rates and the Mortgage Commitment Rate of 30 years. Rate indices are assumed to remain constant at June 2012 end of month levels, under the flat rate scenario; a gradual (ramp) parallel upward shift of the yield curve is assumed during the first twelve months of the projection for the +200 ramp scenario. Under the falling rate scenario, rates move downward 200bps, close to zero in most cases, reflecting a flattening curve instead of a parallel downward scenario. The Libor/Swap curve for June 2012, as compared to December 2011, showed an average decrease of 7 basis points in the short term horizon, between one to twelve months, while market rates increase an average of 24 basis points in the long term horizon. The Treasury curve showed an average increase of 5 basis points in the short term horizon, while showed a decrease of 22 basis points in the long term horizon, as compared to December 2011 end of month levels.

The following table presents the results of the simulations as of June 30, 2012 and December 31, 2011. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives and liabilities elected to be measured at fair value:

	June 30, 2012				December 31, 2011
	Net Interest Income Risk (Projected for the next 12 months)				Net Interest Income Risk (Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
+ 200 bps ramp	$3.8	0.76%	$10.4	2.00%	$19.2	4.47%	$29.2	6.74%
- 200 bps ramp	$1.0	0.21%	$(1.2)	(0.24)%	$(3.8)	(0.88)%	$3.7	0.85%

The Corporation continues to manage its balance sheet structure to control the overall interest rate risk. As part of the Corporation’s balance sheet restructuring strategies, the net interest income and the exposures at different market rates scenarios were affected during the first half of 2012 as compared with 2011 year end levels. The major changes during the first half of 2012 are mainly driven by the increase in excess liquidity, loans paid-off and repayments, a decrease in investment securities due to maturities, calls and MBS repayments levels, an increase in consumer loan due to the acquisition of the $406 million credit cards portfolio, the restructuring and maturity of repurchase agreements and a decrease in brokered CDs. The Corporation continues reducing its reliance on brokered CDs with the intend to grow its core deposits base at lower costs, while adjusting the mix of its funding sources to better match the expected average life of the assets.

Taking into consideration the above-mentioned facts for modeling purposes, the net interest income for the next twelve months under a non-static balance sheet scenario is estimated to increase by $10.4 million in a gradual parallel upward move of 200 basis points when compared against the Corporation’s flat or unchanged interest rate forecast scenario.

Following the Corporation’s risk management policies, modeling of the downward “parallel” rates moves by anchoring the short end of the curve, (falling rates with a flattening curve) was performed, even though, given the current level of rates as of June 30, 2012, some market interest rate were projected to be close to zero. Under this scenario the net interest income for the next twelve months in a non-static balance sheet scenario is estimated to decrease by $1.2 million.

Derivatives

First BanCorp. uses derivative instruments and other strategies to manage its exposure to interest rate risk caused by changes in interest rates beyond management’s control.

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

Interest rate swaps - Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of June 30, 2012, most of the interest rate swaps outstanding are used for protection against rising interest rates. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.

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

Forward Contracts - Forward contracts are sales of to-be-announced (“TBA”) mortgage-backed securities that will settle over the standard delivery date and do not qualify as “regular way” security trades. Regular-way security trades are contracts with no net settlement provision and no market mechanism to facilitate net settlement and they provide for delivery of a security within the time generally established by regulations or conventions in the market-place or exchange in which the transaction is being executed. The forward sales are considered derivative instruments that need to be marked-to-market. These securities are used to hedge the FHA/VA residential mortgage loans securitizations of the mortgage-banking operations. Unrealized gains (losses) are recognized as part of mortgage banking activities in the Consolidated Statement of Income (Loss).

For detailed information regarding the volume of derivative activities (e.g. notional amounts), location and fair values of derivative instruments in the Statement of Financial Condition and the amount of gains and losses reported in the Statement of Income (Loss), refer to Note 9 in the accompanying unaudited consolidated financial statements.

The following tables summarize the fair value changes in the Corporation’s derivatives as well as the sources of the fair values:

(In thousands)	Six-month period ended June 30, 2012

Fair value of contracts outstanding at the beginning of the period	$(6,557)
Changes in fair value during the period	342

Fair value of contracts outstanding as of June 30, 2012	$(6,215)

Source of Fair Value

	Payments Due by Period
(In thousands)	Maturity Less Than One Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity In Excess of 5 Years	Total Fair Value

As of June 30, 2012

Pricing from observable market inputs	$(124)	$(306)	$(5,785)	$—	$(6,215)

	$(124)	$(306)	$(5,785)	$—	$(6,215)

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

As of June 30, 2012 and December 31, 2011, all of the derivative instruments held by the Corporation were considered economic undesignated hedges.

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

Set forth below is a detailed analysis of the Corporation’s credit exposure by counterparty with respect to derivative instruments outstanding as of June 30, 2012 and December 31, 2011.

		As of June 30, 2012
(In thousands) Counterparty	Rating(1)	Notional	Total Exposure at Fair Value(2)	Negative Fair Values	Total Fair Value	Accrued interest receivable (payable)

Interest rate swaps with rated counterparties:
JP Morgan	A	$33,556	$—	$(6,081)	$(6,081)	$—
Credit Suisse First Boston	Not Rated	2,720	—	(344)	(344)	—
Morgan Stanley	A-	67,407	—	—	—	—

		103,683	—	(6,425)	(6,425)	—
Other derivatives:
Other derivatives (3)		84,126	335	(125)	210	(159)

Total		$187,809	$335	$(6,550)	$(6,215)	$(159)

		As of December 31, 2011
(In thousands) Counterparty	Rating(1)	Notional	Total Exposure at Fair Value(2)	Negative Fair Values	Total Fair Value	Accrued interest receivable (payable)

Interest rate swaps with rated counterparties:
JP Morgan	A	$34,347	$—	$(6,386)	$(6,386)	$—
Credit Suisse First Boston	A+	2,720	—	(381)	(381)	—
Goldman Sachs	A-	6,515	899	—	899	—
Morgan Stanley	A-	107,894	—	—	—	—

		151,476	899	(6,767)	(5,868)	—
Other derivatives:
Other derivatives (3)		136,128	378	(1,067)	(689)	(166)

Total		$287,604	$1,277	$(7,834)	$(6,557)	$(166)

(1)	Based on the S&P and Fitch Long Term Issuer Credit Ratings.
(2)	For each counterparty, this amount includes derivatives with positive fair value excluding the related accrued interest receivable/payable.
(3)	Credit exposure with several Puerto Rico counterparties for which a credit rating is not readily available and forward contracts.

The discounting of the cash flows is performed using US dollar LIBOR-based discount rates or yield curves that account for the industry sector and the credit rating of the counterparty and/or the Corporation. Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments for the first half of 2012 and 2011 was immaterial.

Credit Risk Management

First BanCorp. is subject to credit risk mainly with respect to its portfolio of loans receivable and off-balance sheet instruments, mainly derivatives and loan commitments. Loans receivable represents loans that First BanCorp. holds for investment and, therefore, First BanCorp. is at risk for the term of the loan. Loan commitments represent commitments to extend credit, subject to specific conditions, for specific amounts and maturities. These commitments may expose the Corporation to credit risk and are subject to the same review and approval process as for loans. Refer to “Contractual Obligations and Commitments” above for further details. The credit risk of derivatives arises from the potential of the counterparty’s default on its contractual obligations. To manage this credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. For further details and information on the Corporation’s derivative credit risk exposure, refer to “—Interest Rate Risk Management” section above. The Corporation manages its credit risk through credit policy, underwriting, independent loan review and quality control procedures, statistical analysis, comprehensive financial analysis, and established management committees. The Corporation also employs proactive collection and loss mitigation efforts. Furthermore, personnel performing structured loan workout functions are responsible for mitigating defaults and minimizing losses upon default within each region and for each business segment. In the case of C&I, commercial mortgage and construction loan portfolios, the Special Asset Group (“SAG”) focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of REO. In addition to the management of the resolution process for problem loans, the SAG oversees collection efforts for all loans to prevent migration to the non-performing and/or adversely classified status. The SAG utilizes relationship officers, collection specialists and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary.

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

The allowance for loan and lease losses provides for probable losses that have been identified with specific valuation allowances for individually evaluated impaired loans and for probable losses believed to be inherent in the loan portfolio that have not been specifically identified. Internal risk ratings are assigned to each business loan at the time of approval and are subject to subsequent periodic reviews by the Corporation’s senior management. The allowance for loan and lease losses is reviewed on a quarterly basis as part of the Corporation’s continued evaluation of its asset quality. The Corporation does not maintain an allowance for held for sale loans or purchased credit-impaired loans that are performing in accordance with or better than our expectations as of the date of acquisition, as the fair value of these loans already reflect a credit component.

The allowance for loan losses to total loans for the residential mortgage loan portfolio increased from 2.39% at December 31, 2011 to 2.44% at June 30, 2012, while the allowance to total loans for the C&I portfolio increased from 3.98% at December 31, 2011 to 4.44% at June 30, 2012. For the commercial mortgage loan portfolio, the reserve coverage decreased slightly from 6.96% at December 31, 2011 to 6.82% at June 30, 2012. The construction loans reserve coverage ratio decreased from 21.36% as of December 31, 2011 to 18.59% at June 30, 2012 due to decreases in non-performing loans, while the consumer and finance leases reserve coverage ratio decreased from 3.86% as of December 31, 2011 to 2.82% at June 30, 2012 due to decreases in delinquency levels and historical loss rates. This ratio was also impacted by the recent acquisition of a $406 million credit cards portfolio which was recorded at a fair value of approximately $369 million at the time of acquisition which reflected a credit component.

Substantially all of the Corporation’s loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is located in Puerto Rico, the U.S. and British Virgin Islands or the U.S. mainland (mainly in the state of Florida), the performance of the Corporation’s loan portfolio and the value of the collateral supporting the transactions are dependent upon the performance of and conditions within each specific area real estate market. The real estate market in Puerto Rico experienced readjustments in value driven by the loss of income due to the unemployment of consumers, reduced demand and the general economic conditions. The Corporation sets adequate loan-to-value ratios upon original approval following its regulatory and credit policy standards. The real estate market for the U.S. Virgin Islands remains fairly stable. In the Florida market, residential real estate is experiencing a higher demand. The Corporation continues to reduce its credit exposure in Florida through disposition of assets and different loss mitigation initiatives.

As shown in the following table, the allowance for loan and lease losses amounted to $457.2 million at June 30, 2012, or 4.44% of total loans compared with $493.9 million, or 4.68% of total loans at December 31, 2011. Refer to the “Provision for Loan and Lease Losses” discussion above for additional information.

The following table sets forth an analysis of the activity in the allowance for loan and lease losses during the periods indicated:

	Quarter Ended June 30,		Six-month Period Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011

Allowance for loan and lease losses, beginning of period	$483,943	$561,695	$493,917	$553,025

Provision (recovery) for loan and lease losses:
Residential mortgage	16,368	12,845	18,704	19,172
Commercial mortgage	142	6,062	1,720	19,443
Commercial and Industrial	2,427	21,486	22,585	62,972
Construction	(666)	21,354	7,050	43,817
Consumer and finance leases	6,613	(2,563)	11,022	2,512

Provision for loan and lease losses	24,884	59,184	61,081	147,916

Charge-offs:

Residential mortgage	(14,532)	(9,091)	(20,390)	(14,495)
Commercial mortgage	(6,283)	(3,160)	(9,907)	(34,331)
Commercial and Industrial	(9,208)	(11,811)	(22,699)	(28,155)
Construction	(16,353)	(47,310)	(33,896)	(66,475)
Consumer and finance leases	(9,396)	(12,113)	(19,883)	(24,082)

	(55,772)	(83,485)	(106,775)	(167,538)

Recoveries:
Residential mortgage	321	154	448	397
Commercial mortgage	12	10	42	77
Commercial and Industrial	823	1,048	1,645	1,104
Construction	1,167	103	3,318	2,030
Consumer and finance leases	1,775	2,169	3,477	3,867

	4,098	3,484	8,930	7,475

Net charge offs	(51,674)	(80,001)	(97,845)	(160,063)

Allowance for loan and lease losses, end of period	$457,153	$540,878	$457,153	$540,878

Allowance for loan and lease losses to period end total loans receivable	4.44%	5.02%	4.44%	5.02%

Net charge-offs annualized to average loans outstanding during the period	2.03%	2.91%	1.90%	2.82%

Provision for loan and lease losses to net charge-offs during the period	0.48x	0.74x	0.62x	0.92x

The following table sets forth information concerning the allocation of the allowance for loan and lease losses by loan category and the percentage of loan balances in each category to the total of such loans as of the dates indicated:

	As of June 30, 2012		As of December 31, 2011
(In thousands)	Amount	Percent	Amount	Percent

Residential mortgage	$67,440	27%	$68,678	27%
Commercial mortgage loans	100,846	14%	108,992	15%
Construction loans	67,858	4%	91,386	4%
Commercial and Industrial loans (including loans to local financial institutions)	166,021	36%	164,490	39%
Consumer loans and finance leases	54,988	19%	60,371	15%

	$457,153	100%	$493,917	100%

The following table sets forth information concerning the composition of the Corporation’s allowance for loan and lease losses as of June 30, 2012 and December 31, 2011 by loan category and by whether the allowance and related provisions were calculated individually or through a general valuation allowance:

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	C&I Loans	Construction Loans	Consumer and Finance Leases	Total

As of June 30, 2012

Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$184,198	$37,042	$14,279	$37,735	$2,804	$276,058

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	415,179	324,259	244,086	152,338	20,574	1,156,436
Allowance for loan and lease losses	49,111	52,591	70,936	34,938	2,284	209,860
Allowance for loan and lease losses to principal balance	11.83%	16.22%	29.06%	22.93%	11.10%	18.15%

Loans with general allowance:
Principal balance of loans	2,164,689	1,117,767	3,479,554	174,861	1,926,750	8,863,621
Allowance for loan and lease losses	18,329	48,255	95,085	32,920	52,704	247,293
Allowance for loan and lease losses to principal balance	0.85%	4.32%	2.73%	18.83%	2.74%	2.79%

Total loans held for investment:
Principal balance of loans	$2,764,066	$1,479,068	$3,737,919	$364,934	$1,950,128	$10,296,115
Allowance for loan and lease losses	67,440	100,846	166,021	67,858	54,988	457,153
Allowance for loan and lease losses to principal balance (1)	2.44%	6.82%	4.44%	18.59%	2.82%	4.44%

As of December 31, 2011

Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$181,081	$13,797	$40,453	$33,759	$2,840	$271,930

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	423,340	354,954	223,572	213,388	20,192	1,235,446
Allowance for loan and lease losses	48,566	59,167	58,652	44,768	3,749	214,902
Allowance for loan and lease losses to principal balance	11.47%	16.67%	26.23%	20.98%	18.57%	17.39%

Loans with general allowance:
Principal balance of loans	2,269,364	1,196,660	3,866,491	180,716	1,538,785	9,052,016
Allowance for loan and lease losses	20,112	49,824	105,838	46,618	56,623	279,015
Allowance for loan and lease losses to principal balance	0.89%	4.16%	2.74%	25.80%	3.68%	3.08%

Total loans held for investment:
Principal balance of loans	$2,873,785	$1,565,411	$4,130,516	$427,863	$1,561,817	$10,559,393
Allowance for loan and lease losses	68,678	108,991	164,490	91,386	60,372	493,917
Allowance for loan and lease losses to principal balance	2.39%	6.96%	3.98%	21.36%	3.87%	4.68%

(1)	Loans used in the denominator include PCI loans of $15.0 million as of June 30, 2012. However, the Corporation separately tracks and reports PCI loans and excludes these loans from delinquency, non-performing loans, impaired, TDRs and non-performing assets statistics.

The following tables show the activity for impaired loans and the related specific reserves during the second quarter and first half of 2012:

	Quarter ended	Six-month period ended
	June 30, 2012
	(In thousands)
Impaired Loans:
Balance at beginning of period	$1,477,032	$1,507,376
Loans determined impaired during the period	69,274	167,549
Net charge-offs	(38,348)	(76,487)
Increases to impaired loans (disbursements)	14,203	19,121
Foreclosures	(46,366)	(87,384)
Loans no longer considered impaired	(11,005)	(36,918)
Paid in full or partial payments	(32,296)	(60,763)

Balance at end of period	$1,432,494	$1,432,494

	June 30, 2012
	(In thousands)
Specific Reserve:
Balance at beginning of period	$224,576	$214,902
Provision for loan losses	23,632	71,445
Net charge-offs	(38,348)	(76,487)

Balance at end of period	$209,860	$209,860

On May 30, 2012, the Corporation re-entered the credit card business with the acquisition of an approximate $406 million portfolio of FirstBank-branded credit cards portfolio from FIA. These loans were recorded on the Consolidated Statement of Financial Condition at estimated fair value on acquisition date of $368.9 million. The Corporation concluded that a portion of these loans acquired were PCI loans. PCI loans are acquired loans with evidence of credit quality deterioration since origination for which it is probable at the date of purchase that the Corporation will be unable to collect all contractually required payments. The loans for which the Corporation concluded were credit impaired had a contractual outstanding unpaid principal and interest balance of $34.6 million and an estimated fair value of $15.7 million at the time of acquisition. Given the initial fair value of these loans included an estimate of credit losses expected to be realized over the remaining lives of the loans, the Corporation’s subsequent accounting for PCI loans differs from the accounting for non-PCI loans, therefore, the Corporation separately tracks and report PCI loans and exclude these loans from delinquency, non-performing loans, impaired, TDRs and non-performing asset statistics.

Credit Quality

Credit quality performance in the first half of 2012 continued its slow but steady pace of improvement. Total non-performing loans decreased $72.7 million led by foreclosures, charge-offs, principal repayments and a decrease in the inflows of non-performing loans. Total non-performing assets, which include repossessed assets, decreased by $29.2 million, or 2%. New non-performing loans inflows of $102.5 million in the second quarter of 2012, decreased by $18.5 million, or 15%, compared to inflows of $121.0 million in the first quarter of 2012. Total delinquencies, which include all loans 30 days or more past due and non-accrual loans, decreased by $88.9 million.

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

Non-performing Loans Policy

Residential Real Estate Loans - The Corporation classifies real estate loans in non-performing status when interest and principal have not been received for a period of 90 days or more.

Commercial and Construction Loans - The Corporation places commercial loans (including commercial real estate and construction loans) in non-performing status when interest and principal have not been received for a period of 90 days or more or when collection of all of principal or interest is not expected due to deterioration in the financial condition of the borrower.

Finance Leases - Finance leases are classified in non-performing status when interest and principal have not been received for a period of 90 days or more.

Consumer Loans - Consumer loans are classified in non-performing status when interest and principal have not been received for a period of 90 days or more. Credit card loans continue to accrue finance charges and fees until charged-off at 180 days delinquent.

PCI Loans - Recorded at fair value at acquisition. Since the initial fair value of these loans included an estimate of credit losses expected to be realized over the remaining lives of the loans, the subsequent accounting for PCI loans differs from the accounting for non-PCI loans. The Corporation, therefore, separately tracks and reports PCI loans and excludes these from its delinquency and non-performing statistics.

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

Other Non-Performing Assets

This category consists of assets pledged to Lehman Brothers Special Financing, Inc. at their book value.

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

The following table presents non-performing assets as of the dates indicated:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Non-performing loans held for investment:
Residential mortgage	$333,043	$338,208
Commercial mortgage	239,881	240,414
Commercial and Industrial	255,253	270,171
Construction	202,133	250,022
Finance leases	2,829	3,485
Consumer	32,549	36,062

Total non-performing loans held for investment	1,065,688	1,138,362

Other real estate owned	167,341	114,292
Other repossessed property	10,601	15,392
Other assets (1)	64,543	64,543

Total non-performing assets, excluding loans held for sale	$1,308,173	$1,332,589

Non-performing loans held for sale	—	4,764

Total non-performing assets, including loans held for sale (2)	$1,308,173	$1,337,353

Past due loans 90 days and still accruing (3)	$120,585	$130,816
Non-performing assets to total assets	10.13%	10.19%
Non-performing loans held for investment to total loans held for investment	10.35%	10.78%
Allowance for loan and lease losses	457,153	493,917
Allowance to total non-performing loans held for investment	42.90%	43.39%
Allowance to total non-performing loans held for investment, excluding residential real estate loans	62.40%	61.73%

(1)	Collateral pledged with Lehman Brothers Special Financing, Inc.
(2)	Amounts exclude purchased credit impaired loans with a carrying value of approximately $15.0 million acquired as part of a credit card portfolio purchased in the second quarter of 2012.
(3)	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as past due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $32.5 million of residential mortgage loans insured by FHA or guaranteed by the VA, which are over 18 months delinquent, that are no longer accruing interest as of June 30, 2012.

The following table shows non-performing assets by geographic segment:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Puerto Rico:
Non-performing loans held for investment:
Residential mortgage	$296,496	$297,595
Commercial mortgage	176,572	170,949
Commercial and Industrial	242,144	261,189
Construction	115,958	137,478
Finance leases	2,829	3,485
Consumer	29,879	34,888

Total non-performing loans held for investment	863,878	905,584

REO	123,178	85,788
Other repossessed property	10,530	15,283
Other assets	64,543	64,543

Total non-performing assets, excluding loans held for sale	$1,062,129	$1,071,198
Non-performing loans held for sale	—	4,764

Total non-performing assets, including loans held for sale (1)	$1,062,129	$1,075,962

Past due loans 90 days and still accruing	$117,936	$118,888

Virgin Islands:
Non-performing loans held for investment:
Residential mortgage	$14,454	$11,470
Commercial mortgage	11,716	12,851
Commercial and Industrial	11,909	7,276
Construction	79,794	110,594
Consumer	830	518

Total non-performing loans held for investment	118,703	142,709

REO	26,661	7,200
Other repossessed property	58	67

Total non-performing assets, excluding loans held for sale	$145,422	$149,976
Non-performing loans held for sale	—	—

Total non-performing assets, including loans held for sale	$145,422	$149,976

Past due loans 90 days and still accruing	$2,649	$11,204

Florida:
Non-performing loans held for investment:
Residential mortgage	$22,093	$29,143
Commercial mortgage	51,593	56,614
Commercial and Industrial	1,200	1,706
Construction	6,381	1,950
Consumer	1,840	656

Total non-performing loans held for investment	83,107	90,069

REO	17,502	21,304
Other repossessed property	13	42

Total non-performing assets, excluding loans held for sale	$100,622	$111,415
Non-performing loans held for sale	—	—

Total non-performing assets, including loans held for sale	$100,622	$111,415

Past due loans 90 days and still accruing	$—	$724

(1)	Amount excludes purchased credit impaired loans with a carrying value of approximately $15.0 million acquired as part of the credit card portfolio acquired from FIA.

Total non-performing loans were $1.07 billion at June 30, 2012, which represented 10.35% of total loans held for investment. This represents a decrease of $72.7 million, or 6%, from $1.14 billion, or 13.28% of total loans held for investment at December 31, 2011.

Non-performing construction loans decreased by $47.9 million, or 19%, from the end of the fourth quarter of 2011, mainly due to the transfer to REO of properties acquired in foreclosure aggregating to approximately $36.5 million and charge-offs. Most of the foreclosures were concentrated in four projects in both Puerto Rico and the Virgin Islands regions. The inflows of non-performing construction loans decreased by $1.96 million from $10.7 million for the first quarter of 2012 to $8.8 million in the second quarter of 2012.

C&I non-performing loans decreased by $14.9 million, or 5.5% when compared to the balance at December 31, 2011, reflecting primarily net charge-offs of $21.1 million, foreclosures of approximately $16 million and borrowers’ payments and payoffs of $9.6 million. The decline was mainly in Puerto Rico. The inflows of non-performing C&I loans remained stable with a slight increase of $0.7 million from $19.9 million for the first quarter of 2012 to $20.6 million for the second quarter of 2012.

Non-performing residential mortgage loans decreased $5.2 million, or 2%, from December 31, 2011. The decrease was driven by several factors, including: (i) loans brought current, (ii) foreclosures of approximately $28.9 million, and (iii) the restoration to accrual status of modified loans that successfully completed a trial performance period aggregating to approximately $21 million. Borrowers’ payments, payoffs and charge-offs also contributed to the decrease. The level of inflows of non-performing residential mortgage loans was approximately $104.3 million during the first six-month of 2012, however, the level of inflows decreased 18% from $57.3 million for the first quarter of 2012 to $46.9 million in the second quarter. Approximately $219.6 million, or 66%, of total non-performing residential mortgage loans have been written down to their net realizable value.

Non-performing commercial mortgage loans remained almost unchanged from the balance as of December 31, 2011, reflecting a $0.5 million decrease, primarily due to net charge-off activity of $9.9 million and foreclosures of $16.7 million. The decrease was in the United States and the Virgin Islands regions. Total inflows of non-performing commercial mortgage loans declined 30% from $18.7 million for the first quarter of 2012 to $13.9 million for the second quarter of 2012.

The levels of non-performing consumer loans, including finance leases, showed a $4.2 million decrease during the first half of 2012. The decrease was mainly related to a reduction in the boat financing category reflecting both repossessions and borrowers’ payments. The inflows of non-performing consumer loans declined 9% from $14.3 million for the first quarter of 2012 to $13.0 million for the second quarter of 2012.

At June 30, 2012, approximately $278.8 million of the loans placed in non-accrual status, mainly construction and commercial loans, were current, or had delinquencies of less than 90 days in their interest payments, including $165.3 million of TDRs maintained in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability. Collections are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

During the six-month period ended June 30, 2012, interest income of approximately $5.5 million related to non-performing loans with a carrying value of $680.5 million as of June 30, 2012, mainly non-performing construction and commercial loans, was applied against the related principal balances under the cost-recovery method.

The allowance to non-performing loans held for investment ratio as of June 30, 2012 was 42.90%, compared to 43.39% as of December 31, 2011. As of June 30, 2012, approximately $281.8 million, or 26%, of total non-performing loans held for investment have been charged-off to their net realizable value as shown in the following table.

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	C&I Loans	Construction Loans	Consumer and Finance Leases	Total

As of June 30, 2012

Non-performing loans held for investment charged-off to realizable value	$219,596	$14,763	$31,465	$13,259	$2,722	$281,805
Other non-performing loans held for investment	113,447	225,118	223,788	188,874	32,656	783,883

Total non-performing loans held for investment	$333,043	$239,881	$255,253	$202,133	$35,378	$1,065,688

Allowance to non-performing loans held for investment	20.25%	42.04%	65.04%	33.57%	155.43%	42.90%
Allowance to non-performing loans held for investment, excluding non-performing loans charged-off to realizable value	59.45%	44.80%	74.19%	35.93%	168.39%	58.32%

As of December 31, 2011

Non-performing loans held for investment charged-off to realizable value	$233,703	$21,925	$70,462	$70,959	$2,605	$399,654
Other non-performing loans held for investment	104,505	218,489	199,709	179,063	36,942	738,708

Total non-performing loans held for investment	$338,208	$240,414	$270,171	$250,022	$39,547	$1,138,362

Allowance to non-performing loans held for investment	20.31%	45.33%	60.88%	36.55%	152.66%	43.39%
Allowance to non-performing loans held for investment, excluding non-performing loans charged-off to realizable value	65.72%	49.88%	82.36%	51.04%	163.42%	66.86%

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico and in accordance with the government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction and residential mortgage loans in the U.S. mainland fit the definition of Troubled debt restructurings (“TDR”). A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of June 30, 2012, the Corporation’s total TDR loans of $861.9 million consisted of $394.4 million of residential mortgage loans, $112.1 million of commercial and industrial loans, $244.4 million of commercial mortgage loans, $90.6 million of construction loans and $20.3 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $2.7 million as of June 30, 2012.

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

In addition to residential loans modified in TDRs described above, the Corporation also enters into trial modifications with certain borrowers. Trial modifications generally represent a three month period whereby the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Trial modifications lasting more than three months are considered TDRs. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification where the terms of the loan are formally modified. Approximately 82% of all loans that entered into a trial modification during the last twelve months became permanent modifications as of June 30, 2012. Substantially all permanent modifications are considered TDRs and are included in the TDR disclosures herein. As of June 30, 2012, the Corporation had 82 loans that were in trial modifications and were not considered TDRs, with an unpaid principal balance of $13.1 million and a carrying value of $12.3 million.

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

The following table provides a breakdown between accrual and nonaccrual status of TDRs as of June 30, 2012:

(In Thousands)	June 30, 2012
	Accrual	Nonaccrual (1)	Total TDRs

Non- FHA/VA Residential Mortgage loans	$284,063	$110,306	$394,369
Commercial Mortgage Loans	146,145	98,301	244,446
Commercial & Industrial Loans	20,620	91,501	112,121
Construction Loans	2,220	88,401	90,621
Consumer Loans - Auto	6,866	3,925	10,791
Finance Leases	1,791	45	1,836
Consumer Loans - Other	6,461	1,287	7,748

Total Troubled Debt Restructurings	$468,166	$393,766	$861,932

(1)	Included in non-accrual loans are $165.3 million in loans that are performing under the terms of the restructuring agreement but are reported in non-accrual until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectibility.

The REO portfolio, which is part of non-performing assets, increased by $53.0 million, mainly reflecting the foreclosure of construction projects. The following table shows the activity during the first half of 2012 of the REO portfolio by geographic region and type of property:

(In thousands)	As of June 30, 2012
	Puerto Rico			Virgin Islands			Florida			Consolidated
	Residential	Commercial	Construction	Residential	Commercial	Construction	Residential	Commercial	Construction
Beginning Balance	$55,381	$24,629	$5,778	$6,520	$—	$680	$5,710	$11,613	$3,981	$114,292
Additions	26,359	27,970	19,151	—	4,244	17,388	2,532	3,877	—	101,521
Sales	(20,613)	(4,242)	(805)	(540)	—	—	(4,016)	(5,485)	—	(35,701)
Fair value adjustments	(4,932)	(4,091)	(1,408)	(1,272)	(43)	(316)	(228)	(241)	(240)	(12,771)

Ending balance	$56,195	$44,266	$22,716	$4,708	$4,201	$17,752	$3,998	$9,764	$3,741	$167,341

The over 90-day delinquent, but still accruing loans, excluding loans guaranteed by the U.S. Government, decreased during the first half of 2012 by $8.6 million to $37.1 million, or 0.36% of total loans held for investment at June 30, 2012. Loans 30 to 89 days delinquent decreased by $6.0 million to $277.6 million as of June 30, 2012.

Net Charge-offs and Total Credit Losses

Total net charge-offs for the first half of 2012 were $97.8 million, or 1.90% of average loans on an annualized basis. This was down $62.2 million, or 39%, from $160.1 million, or an annualized 2.82%, in the first half of 2011. Approximately 60% of construction and commercial charge-offs recorded in the first half of 2012 were against previously established specific reserves.

Construction loans net charge-offs in the first half of 2012 were $30.6 million, or an annualized 14.70%, compared to $64.4 million, or an annualized 17.53% of related loans, in the first half of 2011. Approximately $20.0 million, of the construction loans net charge-offs in the first half of 2012 were in the Virgin Islands, including charge-offs of $15.0 million related to a commercial project. In Puerto Rico, construction loans net charge-offs of $12.7 million in the first six-months of 2012 including an individual charge-off of $7.5 million related to a commercial project. The United States construction loan portfolio reflected a net recovery of $2.1 million, including a $1.5 million recovery related to a residential land loan that was fully charged-off previously. The construction portfolio in Florida has been considerably reduced over the past three years to $22.9 million as of June 30, 2012.

C&I loan net charge-offs in the first half of 2012 were $21.1 million, or an annualized 1.07% of related average loans, down from $27.1 million, or an annualized 1.27% of related loans, in the first half of 2011. Substantially all of the charge-offs recorded in the first half of 2012 were in Puerto Rico spread through several industries. Approximately 64%, or $13.5 million, of the net charge-offs in the first half of 2012 were related to six relationships with individual charge-offs in excess of $1 million, most of them with previously established adequate reserves.

Commercial mortgage loans net charge-offs in the first half of 2012 were $9.9 million, or an annualized 1.29% of related average loans, down from $34.3 million, or an annualized 4.26% of related loans, in the first half of 2011. Commercial mortgage loans net charge-offs in the first half of 2012 were $5.7 million in Puerto Rico and $4.2 million in the United States. Most of the charge-offs were related to foreclosures and include three relationships with individual charge-offs in excess of $1 million.

Residential mortgage loan net charge-offs were $19.9 million, or an annualized 1.43% of related average loans compared to $14.1 million, or an annualized 0.92% for the comparable period in 2011. Approximately $9.9 million in charge-offs for the first half of 2012 ($8.7 million in Puerto Rico, $1.1 million in Florida and $0.1 million in the Virgin Islands) resulted from valuations for impairment purposes of residential mortgage loan portfolios considered homogeneous given high delinquency and loan-to-value levels, compared to $9.2 million recorded in the first half of 2011. Net charge-offs on residential mortgage loans also included $4.3 million related to the foreclosure of loans during the first half of 2012, compared to $4.0 million recorded for foreclosures in the first half of 2011.

Net charge-offs on consumer loans and finance leases in the first half of 2012 were $16.4 million, or an annualized 2.03% of related average loans down from $20.2 million, or an annualized 2.43% of average loans for the first half of 2011. This decrease reflected the continued high credit quality of originations and an improved ratio also impacted by a larger portfolio led by the newly acquired credit cards portfolio.

The following table presents annualized net charge-offs to average loans held-in-portfolio:

	For the Quarter Ended		For the Six-Month Period Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Residential mortgage loans	2.04%	1.24%	1.43%	0.92%
Commercial mortgage	1.68%	0.81%	1.29%	4.26%
Commercial and industrial	0.88%	1.01%	1.07%	1.27%
Construction loans	15.21%	28.62%	14.70%	17.53%
Consumer loans (1) (2)	1.81%	2.43%	2.03%	2.43%
Total loans	2.03%	2.91%	1.90%	2.82%

(1)	Includes lease financing.
(2)	Loans used in the denominator in calculating the ratio include PCI loans.

The above ratios are based on annualized charge-offs and are not necessarily indicative of the results expected for the entire year or in subsequent periods.

The following table presents net charge-offs (annualized) to average loans held-in-portfolio by geographic segment:

	Quarter Ended		Six-Month Period Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
PUERTO RICO:
Residential mortgage	2.42%	1.39%	1.69%	0.85%
Commercial mortgage	1.18%	0.34%	1.08%	5.55%
Commercial and Industrial	0.98%	1.08%	1.16%	1.31%
Construction	3.63%	6.90%	9.80%	7.95%
Consumer and finance leases	1.73%	2.49%	2.00%	2.50%
Total loans	1.58%	1.57%	1.69%	2.22%
VIRGIN ISLANDS:
Residential mortgage (1)	0.08%	-0.13%	0.08%	-0.04%
Commercial mortgage	0.00%	0.00%	0.00%	0.00%
Commercial and Industrial (2)	0.00%	-0.19%	0.01%	0.67%
Construction	42.57%	77.30%	29.86%	37.88%
Consumer and finance leases	1.07%	0.75%	0.97%	0.91%
Total loans	6.23%	14.59%	4.67%	7.46%
FLORIDA:
Residential mortgage	1.91%	2.07%	1.39%	2.68%
Commercial mortgage	3.32%	2.00%	2.05%	1.83%
Commercial and Industrial (3)	-3.38%	0.00%	-1.33%	0.47%
Construction (4)	-0.76%	38.62%	-17.27%	31.63%
Consumer and finance leases	6.92%	2.85%	5.28%	2.23%
Total loans	2.45%	4.38%	1.18%	4.33%

1-	For the second quarter and first half of 2011 recoveries in residential mortgage loans in the Virgin Islands exceeded charge-offs.
2-	For the second quarter of 2011 recoveries in commercial and industrial loans in the Virgin Islands exceeded charge-offs.
3-	For the second quarter and first six-months ended June 30, 2012 recoveries in commercial and industrial loans in Florida exceeded charge-offs.
4-	For the second quarter and first six-months ended June 30, 2012 recoveries in construction loans in Florida exceeded charge-offs.

Total credit losses (equal to net charge-offs plus losses on REO operations) for the first half of 2012 amounted to $108.1 million, or 2.07% on an annualized basis to average loans and repossessed assets in contrast to credit losses of $108.1 million, or a loss rate of 3.00%, for the first half of 2011.

The following table presents a detail of the REO inventory and credit losses for the periods indicated:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in thousands)

REO
REO balances, carrying value:
Residential	$64,901	$60,924	$64,901	$60,924
Commercial	58,231	24,796	58,231	24,796
Construction	44,209	10,898	44,209	10,898

Total	$167,341	$96,618	$167,341	$96,618

REO activity (number of properties):
Beginning property inventory,	590	490	575	479
Properties acquired	147	119	267	210
Properties disposed	(90)	(114)	(195)	(194)

Ending property inventory	647	495	647	495

Average holding period (in days)
Residential	389	274	389	274
Commercial	248	344	248	344
Construction	129	342	129	342

	271	300	271	300

REO operations (loss) gain:
Market adjustments and (losses) gain on sale:

Residential	$(1,686)	$(1,723)	$(2,978)	$(4,356)
Commercial	(1,275)	(1,817)	(210)	(2,920)
Construction	(110)	(53)	(386)	82

	(3,071)	(3,593)	(3,574)	(7,194)

Other REO operations expenses	(3,715)	(2,378)	(6,655)	(4,277)

Net Loss on REO operations	$(6,786)	$(5,971)	$(10,229)	$(11,471)

CHARGE-OFFS
Residential charge-offs, net	(14,211)	(8,937)	(19,942)	(14,098)
Commercial charge-offs, net	(14,656)	(13,913)	(30,919)	(61,305)
Construction charge-offs, net	(15,186)	(47,207)	(30,578)	(64,445)
Consumer and finance leases charge-offs, net	(7,621)	(9,944)	(16,406)	(20,215)

Total charge-offs, net	(51,674)	(80,001)	(97,845)	(160,063)

TOTAL CREDIT LOSSES (1)	$(58,460)	$(85,972)	$(108,074)	$(171,534)

LOSS RATIO PER CATEGORY (2):

Residential	2.23%	1.45%	1.61%	1.18%
Commercial	1.19%	1.08%	1.13%	2.18%
Construction	14.29%	27.82%	14.21%	17.20%
Consumer	1.80%	2.41%	2.01%	2.41%

TOTAL CREDIT LOSS RATIO (3)	2.26%	3.09%	2.07%	3.00%

(1)	Equal to REO operations (losses) gains plus Charge-offs, net.
(2)	Calculated as net charge-offs plus market adjustments and gains (losses) on sale of REO divided by average loans and repossessed assets.
(3)	Calculated as net charge-offs plus net loss on REO operations divided by average loans and repossessed assets.

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

As of June 30, 2012, the Corporation had $148.6 million outstanding of credit facilities granted to the Puerto Rico Government and/or its political subdivisions, down from $360.1 million as of December 31, 2011, and $120.0 million granted to the Virgin Islands government, down from $139.4 million as of December 31, 2011. A substantial portion of these credit facilities consist of loans to various municipalities in Puerto Rico for which the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment. Another portion of these obligations consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power and water utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it.

In addition to loans extended to government entities, the largest loan to one borrower as of June 30, 2012 in the amount of $262.6 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual real-estate loans, mostly 1-4 residential mortgage loans.

Of the total gross loans held for investment portfolio of $10.3 billion as of June 30, 2012, approximately 85% have credit risk concentration in Puerto Rico, 7% in the United States and 8% in the Virgin Islands.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk to which the Corporation is exposed, see the information contained in “Part I - Item 2 -“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Management.”

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Control and Procedures

First BanCorp.’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of First BanCorp.’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2012, except as otherwise noted below. Based on this evaluation as of the end of the period covered by this Form 10-Q, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

As described in Note 6 Loans Held for Investment to the consolidated financial statements set forth in this periodic report on Form 10-Q, Section Acquired loans including Purchased Credit-Impaired Loans, the Corporation acquired on May 30, 2012 an approximate $406 million portfolio of FirstBank-branded credit cards from FIA Card Services (“FIA”). As part of the credit cards portfolio acquisition, FIA has been retained as servicer of the portfolio for an eighteen month period. Prior to completing the acquisition the Corporation performed due diligence on the assets and the business. This due diligence process provided the Corporation with a reasonable level of assurance that, as of the date the acquisition was completed, the disclosure controls and procedures in place with respect to the administration by FIA of the credit cards portfolio to be acquired were effective. After the referenced acquisition, and as of June 30, 2012, however, the Corporation had not yet completed its own assessment of the design and operation of the disclosure controls and procedures relating to the administrative systems and processes being provided by FIA as the servicer of the acquired credit card portfolio.

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

Our business, operating results and/or the market price of our common and preferred stock may be significantly affected by a number of factors. For a detailed discussion of certain risk factors that could affect the Corporation’s operations, financial condition or results for future periods see the risk factors below and in Item 1A, “Risk Factors,” in the Corporation’s 2011 Annual Report on Form 10-K. These factors could also cause actual results to differ materially from historical results or the results contemplated by the forward-looking statements contained in this report. Also refer to the discussion in “Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of risk factors in the Corporation’s 2011 Form 10-K.

The risks described in the Corporation’s 2011 Form 10-K and in this report are not the only risks facing the Corporation. Additional risks and uncertainties not currently known to the Corporation or currently deemed by the Corporation to be immaterial also may materially adversely affect the Corporation’s business, financial condition or results of operations.

Our credit quality may be adversely affected by Puerto Rico’s current economic condition.

A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico which has been in a recession since March 2006. Recent economic indicators have shown that the economy of Puerto Rico has been stabilizing and showing its first signs of growth since 2006.

Construction has remained weak since 2009 as Puerto Rico’s fiscal situation and decreasing public investment in construction projects has affected the sector. Although some improvement is suggested by the increase of 17.17% in cement sales during Fiscal Year (FY) 2012 as compared to the same period in FY 2011, since cement sales is a lagged indicator of construction activity, it is too soon to know whether this improvement will continue.

On April 19, 2012, the Puerto Rico Planning Board announced the release of Puerto Rico’s macroeconomic data for the projections for the fiscal year ending on June 30, 2012 (“FY 2012”) and for the fiscal year ending on June 30, 2013 (“FY 2013”). Fiscal Year 2012 is projected to show an increase in the real gross national product (the “GNP”) of 0.9%, and an increase of 1.1% for Fiscal Year 2013. The Government Development Bank for Puerto Rico Economic Activity Index (EAI), which is a coincident index consisting of four major monthly economic indicators, namely total payroll employment, total electric power generation1, cement sales and gas consumption, and which monitors the actual trend of Puerto Rico’s economy, reflected a year-over-year increase of 0.5% for December 2011; its first positive growth since March 2006. Counting April, the EAI experienced its fifth consecutive month of positive year-over-year growth.

The government of the Commonwealth of Puerto Rico is currently addressing a fiscal deficit, which in its initial stages was estimated at approximately $3.3 billion or over 30% of its annual budget. It is implementing a multi-year budget plan for reducing the deficit, as its access to the municipal bond market and its credit ratings depend, in part, on achieving a balanced budget. Some of the measures implemented by the government include reducing expenses, including public-sector employment through employee layoffs. Since the government is an important source of employment in Puerto Rico, these measures had a temporary adverse effect on the island’s already weak economy. Despite the adverse effects, the government has managed to decrease the fiscal budget deficit which as of FY 2010-2011 was at $1.0 billion. The Puerto Rico Labor Department reported an unemployment rate of 13.8% for the month of June 2012, a rate lower than the 14.2% for the month of May, and the 15.7% for June 2011. The economy of Puerto Rico is very sensitive to the price of oil in the global market. Puerto Rico does not have significant mass transit system available to the public and most of its electricity is powered by oil, making it highly sensitive to fluctuations in oil prices. A substantial increase in its price could impact adversely the economy by reducing disposable income and increasing the operating costs of most businesses and government. Consumer spending is particularly sensitive to wide fluctuations in oil prices.

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

[1]	During April 2012 the Government Development Bank revised its index and substituted electric power consumption for electric power generation.

On August 8, 2011, Moody’s downgraded the general obligation (GO) rating of the Commonwealth of Puerto Rico to Baa1 from A3 with a negative outlook. Standard and Poor’s (S&P) revised the GO on June 6, 2012 and changed its outlook from stable to negative. S&P based the decision on its strong concerns with the continued deterioration of the severely underfunded government retirement systems, weak economic trends and weak finances. On June 26, 2012, S&P revised its outlook on the Government Development Bank for Puerto Rico from stable to negative, while maintaining the current rating. According to S&P, the decision was based on the strong ties that the Government Development Bank shares with the Puerto Rico Government and its Public Corporations, especially as a source of funding; and, since the outlook for Puerto Rico GO was downgraded, the logical progression called for a downgrade of the Government Development Bank’s rating.

Another downgrade by Moody’s was announced July 18, 2012. This downgrade pertained to the Puerto Rico Sales Tax Financing Corporations (COFINA) outstanding senior sales tax revenues bonds and outstanding subordinate tax revenue bonds which were downgraded to Aa3 from Aa2 and A3 from A1, respectively. The downgrade responds to Moody’s concern regarding the escalating debt service and a lack of adequate sales tax revenue growth which could ultimately lead to a decrease in coverage.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp.
Registrant

Date: August 9, 2012	By:	/s/ Aurelio Alemán
Aurelio Alemán
President and Chief Executive Officer

Date: August 9, 2012	By:	/s/ Orlando Berges
Orlando Berges
Executive Vice President and Chief Financial Officer

Exhibit Index

10.1	-	Employment Agreement Lawrence Odell

10.2	-	Employment Agreement - Victor Barreras

10.3	-	Non-Employee Director Compensation Structure

12.1	-	Ratio of Earnings to Fixed Charges.

12.2	-	Ratio of Earnings to Fixed Charges and Preference Dividends.

31.1	-	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	-	Interactive Data File (Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, furnished in XBRL (eXtensible Business Reporting Language)

**	To be filed by amendment as permitted by the 30-day grace period set forth in SEC Release No. 33-9002