Form 10-Q/A
period 2012-06-30
FIRST BANCORP /PR/
filed 2012-09-06
CIK 1057706

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

Explanatory Note

The sole purpose of this Amendment No. 1 to First BanCorp’s Quarterly Report on Form 10-Q (the “Form 10-Q”) for the quarterly period ended June 30, 2012, as filed with the Securities and Exchange Commission on August 9, 2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T within the 30 day grace period provided by Rule 405(a)(2)(ii) of Regulation S-T as a result of the need to comply with Rule 405(f)(3). Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6.	Exhibits

Exhibit No.	Document Description

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer

101**	The following financial statements from First BanCorp’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 9, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the unaudited Consolidated Statements of Financial Condition; (ii) the unaudited Consolidated Statements of Income (Loss); (iii) the unaudited Consolidated Statements of Comprehensive Income (Loss); (iv) the unaudited Consolidated Statements of Cash Flows; (v) the unaudited Consolidated Statements of Changes in Stockholders’ Equity and, (vi) the unaudited Notes to Consolidated Financial Statements.

*	Filed as an Exhibit to the original Form 10-Q for the period ended June 30, 2012, filed August 9, 2012.
**	Filed herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp.
Registrant

Date: September 6, 2012	By:	/s/ Aurelio Alemán
Aurelio Alemán
President and Chief Executive Officer

Date: September 6, 2012	By:	/s/ Orlando Berges
Orlando Berges
Executive Vice President and Chief Financial Officer