Form 10-Q
period 2012-09-30
FIRST BANCORP /PR/
filed 2012-11-09
CIK 1057706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Common stock: 206,179,368 shares outstanding as of October 31, 2012.

FIRST BANCORP.

INDEX PAGE

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
Consolidated Statements of Financial Condition (Unaudited) as of September 30, 2012 and December 31, 2011	5
Consolidated Statements of Income (Loss) (Unaudited) – Quarters ended September 30, 2012 and September 30, 2011 and nine-month period ended September 30, 2012 and September 30, 2011	6
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) – Quarters ended September 30, 2012 and September 30, 2011 and nine-month period ended September 30, 2012 and September 30, 2011	7
Consolidated Statements of Cash Flows (Unaudited) – Nine-month period ended September 30, 2012 and September 30, 2011	8
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) – Nine-month period ended September 30, 2012 and September 30, 2011	9
Notes to Consolidated Financial Statements (Unaudited)	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	56
Item 3. Quantitative and Qualitative Disclosures About Market Risk	102
Item 4. Controls and Procedures	102

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	103
Item 1A. Risk Factors	103
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	104
Item 3. Defaults Upon Senior Securities	104
Item 4. Mine Safety Disclosures	104
Item 5. Other Information	104
Item 6. Exhibits	104

SIGNATURES	105

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

First BanCorp. wishes to caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and to advise readers that various factors, including but not limited to, the following could cause actual results to differ materially from those expressed in, or implied by such “forward-looking statements”:

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

•	the risk of being subject to possible additional regulatory actions;

•	uncertainty as to the availability of certain funding sources, such as retail brokered certificates of deposit (“brokered CDs”);

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

•

adverse changes in general economic conditions in Puerto Rico, the United States (“U.S.”) and in the U.S. Virgin Islands (“USVI”) and British Virgin Islands (“BVI”), including the interest rate environment, market liquidity, housing absorption rates, real estate prices and disruptions in the U.S. capital markets, which may reduce interest margins, impact funding sources and affect demand for all of the Corporation’s products and services and reduce the Corporation’s revenues, earnings and the value of the Corporation’s assets;

•	an adverse change in the Corporation’s ability to attract new clients and retain existing ones;

•

a decrease in demand for the Corporation’s products and services and lower revenues and earnings because of the continued recession in Puerto Rico, the current fiscal problems and budget deficit of the Puerto Rico government and recent credit downgrades of the Puerto Rico government;

•

uncertainty about regulatory and legislative changes for financial services companies in Puerto Rico, the U.S. and the USVI and BVI, which could affect the Corporation’s financial condition or performance and could cause the Corporation’s actual results for future periods to differ materially from prior results and anticipated or projected results;

•

uncertainty regarding the timing and final substance of any capital or liquidity standards, including the Final Basel III requirements and their implementation through rulemaking by the Federal Reserve, including anticipated requirements to hold higher levels of regulatory capital and liquidity and meet higher regulatory capital ratios as a result of Final Basel III or other capital or liquidity standards;

•

uncertainty about the effectiveness of the various actions undertaken to stimulate the U.S. economy and stabilize the U.S. financial markets, and the impact such actions may have on the Corporation’s business, financial condition and results of operations;

•

changes in the fiscal and monetary policies and regulations of the federal government, including those determined by the Federal Reserve, the FDIC, government-sponsored housing agencies and regulators in Puerto Rico and the USVI and BVI;

•	the risk of possible failure or circumvention of controls and procedures and the risk that the Corporation’s risk management policies may not be adequate;

•

the risk that the FDIC may further increase the deposit insurance premium and/or require special assessments to replenish its insurance fund, causing an additional increase in the Corporation’s non-interest expenses;

•	the risk of not being able to recover the assets pledged to Lehman Brothers Special Financing, Inc.;

•	the impact on the Corporation’s results of operations and financial condition of acquisition and disposition transactions;

•	a need to recognize additional impairments on financial instruments, goodwill or other intangible assets relating to acquisitions;

•	risks that downgrades in the credit ratings of the Corporation’s long-term senior debt will adversely affect the Corporation’s ability to access necessary external funds;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) on the Corporation’s businesses, business practices and cost of operations; and

•	general competitive factors and industry consolidation.

The Corporation does not undertake, and specifically disclaims any obligation, to update any of the “forward- looking statements” to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by the federal securities laws.

Investors should refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, as well as, “Part II, Item 1A, Risk Factors” in this quarterly report on Form 10-Q, for a discussion of such factors and certain risks and uncertainties to which the Corporation is subject.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In thousands, except for share information)	September 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$786,788	$206,897

Money market investments:
Federal funds sold	—	2,603
Time deposits with other financial institutions	605	955
Other short-term investments	216,327	236,111

Total money market investments	216,932	239,669

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	1,070,375	1,167,265
Other investment securities	527,472	756,003

Total investment securities available for sale	1,597,847	1,923,268

Other equity securities	39,656	37,951

Investment in unconsolidated entities	32,300	43,401

Loans, net of allowance for loan and lease losses of $445,531 (2011—$493,917)	9,742,633	10,065,475
Loans held for sale, at lower of cost or market	68,349	15,822

Total loans, net	9,810,982	10,081,297

Premises and equipment, net	182,733	194,942
Other real estate owned	177,001	114,292
Accrued interest receivable on loans and investments	53,216	49,957
Other assets	242,292	235,601

Total assets	$13,139,747	$13,127,275

LIABILITIES
Non-interest-bearing deposits	$780,717	$705,789
Interest-bearing deposits	9,115,685	9,201,965

Total deposits	9,896,402	9,907,754
Securities sold under agreements to repurchase	900,000	1,000,000
Advances from the Federal Home Loan Bank (FHLB)	518,440	367,440
Notes payable (including $15,968 measured at fair value as of December 31, 2011)	—	23,342
Other borrowings	231,959	231,959
Accounts payable and other liabilities	108,829	152,636

Total liabilities	11,655,630	11,683,131

Commitments and Contingencies (Note 22)
STOCKHOLDERS’ EQUITY
Preferred stock, authorized 50,000,000 shares:
Non-cumulative Perpetual Monthly Income Preferred Stock: issued—22,004,000 shares, outstanding—2,521,872 shares, aggregate liquidation value of $63,047	63,047	63,047
Common stock, $0.10 par value, authorized 2,000,000,000 shares; issued 206,674,221 shares (2011—205,794,024 shares issued)	20,667	20,579
Less: Treasury stock (at par value)	(49)	(66)

Common stock outstanding, 206,179,368 shares outstanding (2011—205,134,171 shares outstanding)	20,618	20,513

Additional paid-in capital	885,329	884,002
Retained earnings	472,631	457,384
Accumulated other comprehensive income, net of tax expense of $7,843 (2011—$7,751)	42,492	19,198

Total stockholders’ equity	1,484,117	1,444,144

Total liabilities and stockholders’ equity	$13,139,747	$13,127,275

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Quarter Ended		Nine-Month Period Ended
(In thousands, except per share information)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Interest income:
Loans	$155,225	$144,934	$437,990	$449,219
Investment securities	11,344	13,283	33,513	52,610
Money market investments	395	325	1,220	1,034

Total interest income	166,964	158,542	472,723	502,863

Interest expense:
Deposits	29,953	46,140	100,176	149,724
Securities sold under agreements to repurchase	6,707	10,700	21,825	36,858
Advances from FHLB	2,953	3,796	9,222	12,760
Notes payable and other borrowings	1,848	3,651	5,426	8,552

Total interest expense	41,461	64,287	136,649	207,894

Net interest income	125,503	94,255	336,074	294,969
Provision for loan and lease losses	28,952	46,446	90,033	194,362

Net interest income after provision for loan and lease losses	96,551	47,809	246,041	100,607

Non-interest income:
Service charges on deposit accounts	3,267	3,098	9,754	9,484
Other service charges	1,098	1,485	3,843	4,659
Mortgage banking activities	4,728	3,676	13,260	19,603
Net gain on sale of investments	10	12,506	36	53,796
Other-than-temporary impairment losses on investment securities:
Total other-than-temporary impairment losses	—	—	—	—
Portion of loss previously recognized in other comprehensive income	(557)	(350)	(1,933)	(957)

Net impairment losses on investment securities	(557)	(350)	(1,933)	(957)
Loss on early extinguishment of borrowings	—	(9,012)	—	(10,835)
Equity in losses of unconsolidated entities	(2,199)	(4,357)	(10,926)	(5,893)
Other non-interest income	8,779	6,918	23,589	23,454

Total non-interest income	15,126	13,964	37,623	93,311

Non-interest expenses:
Employees’ compensation and benefits	31,058	29,375	93,770	89,221
Occupancy and equipment	15,208	15,468	46,065	46,321
Business promotion	4,004	2,509	10,026	8,801
Professional fees	6,295	5,983	16,796	17,192
Taxes, other than income taxes	3,499	3,420	10,350	9,953
Insurance and supervisory fees	13,023	15,041	39,333	44,622
Net loss on real estate owned (REO) and REO operations	8,686	4,952	18,915	16,423
Other non-interest expenses	10,070	6,183	28,723	19,695

Total non-interest expenses	91,843	82,931	263,978	252,228

Income (loss) before income taxes	19,834	(21,158)	19,686	(58,310)
Income tax expense	(761)	(2,888)	(4,439)	(9,080)

Net income (loss)	$19,073	$(24,046)	$15,247	$(67,390)

Net income (loss) attributable to common stockholders	$19,073	$(31,143)	$15,247	$(88,785)

Net income (loss) per common share:
Basic	$0.09	$(1.46)	$0.07	$(4.17)

Diluted	$0.09	$(1.46)	$0.07	$(4.17)

Dividends declared per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Quarter Ended		Nine-Month Period Ended
(In thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income (loss)	$19,073	$(24,046)	$15,247	$(67,390)

Available-for-sale debt securities on which an other-than-temporary impairment has been recognized:
Subsequent unrealized gain on debt securities on which an other-than-temporary impairment has been recognized	2,012	1,225	8,309	3,883
Reclassification adjustment for other-than-temporary impairment on debt securities included in net income	(557)	(350)	(1,933)	(957)
All other unrealized gains and losses on available-for-sale securities:
All other unrealized holding gains arising during the period	14,868	15,285	17,009	26,578
Reclassification adjustments for net gain included in net income	—	(12,504)	—	(34,453)
Net unrealized gains on securities reclassified from held to maturity to available for sale	—	—	—	2,789
Income tax expense related to items of other comprehensive income	(442)	(2,364)	(92)	(1,631)

Other comprehensive income (loss) for the period, net of tax	15,881	1,292	23,293	(3,791)

Total comprehensive income (loss)	$34,954	$(22,754)	$38,540	$(71,181)

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine-Month Period Ended
(In thousands)	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net income (loss)	$15,247	$(67,390)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	18,404	18,209
Amortization of core deposit intangible	1,766	1,766
Amortization of purchased credit card relationship intangible	545	—
Provision for loan and lease losses	90,033	194,362
Deferred income tax expense	775	2,187
Stock-based compensation	395	69
Gain on sales of investments, net	—	(53,115)
Loss on early extinguishment of borrowings	—	10,835
Other-than-temporary impairments on investment securities	1,933	957
Equity in losses of unconsolidated entities	10,926	5,893
Derivative instruments and financial liabilities measured at fair value (gain) loss	(955)	4,179
Loss (gain) on sale of premises and equipment and other assets	259	(2,733)
Net gain on sale of loans held for investment	(451)	(13,347)
Net amortization of premiums, discounts and deferred loan fees and costs	1,126	(1,267)
Originations and purchases of loans held for sale	(295,607)	(67,016)
Sales and repayments of loans held for sale	302,046	74,518
Amortization of broker placement fees	7,607	13,217
Net amortization of premium and discounts on investment securities	10,087	3,600
(Decrease) increase in accrued income tax payable	(1,048)	5,335
(Increase) decrease in accrued interest receivable	(909)	11,560
Decrease in accrued interest payable	(293)	(382)
Decrease (increase) in other assets	20,819	(8,995)
Increase (decrease) in other liabilities	8,059	(3,906)

Net cash provided by operating activities	190,764	128,536

Cash flows from investing activities:
Principal collected on loans	2,227,673	1,907,704
Loans originated	(1,791,097)	(1,681,084)
Purchases of loans	(493,653)	(118,445)
Proceeds from sale of loans held for investment	22,203	675,450
Proceeds from sale of repossessed assets	59,442	79,974
Proceeds from sale of available-for-sale securities	—	1,181,065
Proceeds from sale of held-to-maturity securities	—	348,750
Purchases of securities available for sale	(788,191)	(677,115)
Proceeds from principal repayments and maturities of securities available for sale	1,127,667	619,375
Proceeds from principal repayments and maturities of securities held to maturity	—	33,726
Additions to premises and equipment	(7,494)	(10,711)
Proceeds from sale of premises and equipment and other assets	1,040	5,107
Proceeds from securities litigation settlement and other proceeds	36	679
(Increase) decrease in other equity securities	(1,705)	15,265

Net cash provided by investing activities	355,921	2,379,740

Cash flows from financing activities:
Net decrease in deposits	(19,611)	(1,416,329)
Net repayments and cancellation costs of securities sold under agreements to repurchase	(100,000)	(410,587)
Net FHLB advances proceeds (paid) and cancellation costs	151,000	(244,248)
Repayments of medium-term notes	(21,957)	(7,000)
Proceeds from common stock sold	1,037	—

Net cash provided (used in) financing activities	10,469	(2,078,164)

Net increase in cash and cash equivalents	557,154	430,112
Cash and cash equivalents at beginning of period	446,566	370,283

Cash and cash equivalents at end of period	$1,003,720	$800,395

Cash and cash equivalents include:
Cash and due from banks	$786,788	$612,721
Money market instruments	216,932	187,674

	$1,003,720	$800,395

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine-Month Period Ended
(In thousands)	September 30, 2012	September 30, 2011
Preferred Stock:
Balance at beginning of period	$63,047	$425,009
Accretion of preferred stock discount	—	5,489

Balance at end of period	63,047	430,498

Common Stock outstanding:
Balance at beginning of period	20,513	2,130
Common stock sold	29	—
Restricted stock grants	76	—

Balance at end of period	20,618	2,130

Additional Paid-In-Capital:
Balance at beginning of period	884,002	319,459
Restricted stock grants	(76)	—
Common stock sold	1,008	—
Stock-based compensation	395	69

Balance at end of period	885,329	319,528

Retained Earnings:
Balance at beginning of period	457,384	293,643
Net income (loss)	15,247	(67,390)
Accretion of preferred stock discount	—	(5,489)

Balance at end of period	472,631	220,764

Accumulated Other Comprehensive Income (Loss), net of tax:
Balance at beginning of period	19,198	17,718
Other comprehensive income (loss), net of tax	23,294	(3,791)

Balance at end of period	42,492	13,927

Total stockholders’ equity	$1,484,117	$986,847

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

PART I - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Financial Statements (unaudited) of First BanCorp. (“the Corporation”) have been prepared in conformity with the accounting policies stated in the Corporation’s Audited Consolidated Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from these statements pursuant to the rules and regulations of the SEC and, accordingly, these financial statements should be read in conjunction with the Audited Consolidated Financial Statements of the Corporation for the year ended December 31, 2011, included in the Corporation’s 2011 Annual Report on Form 10-K. On May 30, 2012, the Corporation purchased an approximate $406 million credit cards portfolio, of which a portion were purchased credit impaired loans. Refer to Note 6 for additional information about this transaction, including the accounting and reporting policies related to this portfolio. All adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the statement of financial position, results of operations and cash flows for the interim periods have been reflected. All significant intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the quarter and nine-month period ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire year.

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

In September 2011, the FASB updated the Codification to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments in this Update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Corporation will incorporate this guidance into the annual goodwill impairment evaluation process to be conducted in the fourth quarter of 2012.

In December 2011, the FASB updated the Codification to clarify the guidance on the derecognition of in substance real estate in order to resolve the diversity in practice when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. That is, even if the reporting entity ceases to have a controlling financial interest, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. The Corporation adopted this guidance with no impact on the consolidated financial statements.

In December 2011, the FASB updated the Codification to enhance and provided converged disclosures about financial and derivative instruments that are either offset on the balance sheet, or are subject to an enforceable master netting arrangement (or other similar arrangement). Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. In November 2012, the FASB decided to amend and clarify the scope of the disclosures to include only derivatives, repurchase agreements and securities lending transactions. The FASB plans to release an exposure draft with the revised scope language during November 2012. The amendments in this Update are effective for interim and annual period beginning on or after January 1, 2013. The Corporation is currently evaluating the impact of the adoption of this guidance, if any, on its consolidated financial statements.

In July 2012, the FASB updated the Codification to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this Update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of date before July 27, 2012, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Corporation is currently evaluating the impact of the adoption of this guidance, if any, on its consolidated financial statements.

2 – EARNINGS PER COMMON SHARE

The calculations of earnings per common share for the quarters and nine-month period ended on September 30, 2012 and 2011 are as follows:

	Quarter Ended		Nine-Month Period Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(In thousands, except per share information)
Net Income (Loss):
Net income (loss)	$19,073	$(24,046)	$15,247	$(67,390)
Cumulative convertible preferred stock dividends (Series G)	—	(5,302)	—	(15,906)
Preferred stock discount accretion (Series G)	—	(1,795)	—	(5,489)

Net income (loss) attributable to common stockholders	$19,073	$(31,143)	$15,247	$(88,785)

Weighted-Average Shares:
Basic weighted-average common shares outstanding	205,415	21,303	205,349	21,303
Average potential common shares	508	—	348	—

Diluted weighted-average number of common shares outstanding	205,923	21,303	205,697	21,303

Income (loss) per common share:
Basic	$0.09	$(1.46)	$0.07	$(4.17)
Diluted	$0.09	$(1.46)	$0.07	$(4.17)

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

Potential common shares consist of common stock issuable under the assumed exercise of stock options, unvested shares of restricted stock, and outstanding warrants using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from the exercise, in addition to the amount of compensation cost attributable to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options, unvested shares of restricted stock, and outstanding warrants that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an anti-dilutive effect on earnings per share. Stock options not included in the computation of outstanding shares because they were antidilutive amounted to 114,757 and 129,934 for the quarter and nine-month period ended September 30, 2012 and 2011, respectively. Warrants outstanding to purchase 389,483 shares of common stock for the quarter and nine-month period ended September 30, 2011, and 720 unvested shares of restricted stock for the quarter and nine-month period ended September 30, 2011, were excluded from the computation of diluted earnings per share because the Corporation reported a net loss attributable to common stockholders and their inclusion would have an antidilutive effect.

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

The activity of stock options for the nine-month period ended September 30, 2012 is set forth below:

	Nine-Month Period Ended September 30, 2012
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Beginning of period	129,934	$202.99
Options expired	(9,713)	140.15
Options cancelled	(5,464)	236.27

End of period outstanding and exercisable	114,757	$206.72	3.1	$—

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

Under the Omnibus Plan, during the third quarter of 2012, 44,910 shares of restricted stock were awarded to the Corporation’s independent directors subject to a one year vesting period. In addition, early in 2012, the Corporation issued 719,500 shares of restricted stock which will vest based on the employees’ continued service with the Corporation. Fifty percent (50%) of those shares vest in two years from the grant date and the remaining 50% vest in three years from the grant date. Included in the 719,500 shares of restricted stock are 557,000 shares granted to certain senior executive officers consistent with the requirements of the Troubled Asset Relief Program (“TARP”) Interim Final Rule. Notwithstanding the vesting period mentioned above, the employees covered by TARP are restricted from transferring the shares. Specifically, the stock that has otherwise vested may not become transferable at any time earlier than as permitted under the schedule set forth by TARP, which is based on the repayment in 25% increments of the aggregate financial assistance received from the U.S. Department of Treasury (the “Treasury”).

The following table summarizes the restricted stock activity in 2012 under the Omnibus Plan for both executive officers covered by the TARP requirements and other employees as well as for the independent directors:

	Nine-Month Period Ended September 30, 2012
	Number of shares of restricted stock	Weighted-Average Grant Date Fair Value
Non-vested shares at beginning of period	—	$—
Granted	764,410	2.50

Non-vested shares at September 30, 2012	764,410	$2.50

For the quarter and nine-month period ended September 30, 2012, the Corporation recognized $0.2 million and $0.4 million, respectively, of stock based compensation expense related to the aforementioned restricted stock awards. For the quarter and nine-month period ended September 30, 2011, the Corporation recognized $23,333 and $69,999, respectively, of stock based compensation related to 720 shares of restricted stock granted in 2008 to members of the Board of Directors that vested in the fourth quarter of 2011. As of September 30, 2012, there was $1.4 million of total unrecognized compensation cost related to nonvested shares of restricted stock. That cost is expected to be recognized for 6% of the awards over the next 8 months, for 47% of the awards over the next 1.5 years and the remaining 47% over the next 2.5 years, as if they were multiple awards. No shares of restricted stock were granted or vested during the nine-month period ended September 30, 2011.

The fair value of the shares of restricted stock granted in 2012 was based on the market price of the Corporation’s outstanding common stock on the date of the grant, $3.34 for restricted stocks granted during the third quarter of 2012 and $4.00 for the restricted stocks granted earlier in 2012. For the 557,000 shares of restricted stock granted under the TARP requirements, the market price was discounted due to post-vesting restrictions. For purposes of computing the discount, the Corporation assumes a common stock appreciation of 25% and a holding period by the Treasury of its outstanding common stock of the Corporation of 3 years, resulting in a fair value of $2.00 for restricted shares granted under the TARP requirements. Also, the Corporation uses empirical data to estimate employee termination, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.

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

4 – INVESTMENT SECURITIES

Investment Securities Available for Sale

The amortized cost, non-credit loss component of other-than-temporary impairment (“OTTI”) on securities with changes in fair value recorded in other comprehensive income (“OCI”), gross unrealized gains and losses recorded in OCI, approximate fair value, weighted-average yield and contractual maturities of investment securities available for sale were as follows:

	September 30, 2012						December 31, 2011
	Amortized cost	Non-Credit Loss Component of OTTI Recorded in OCI	Gross Unrealized		Fair value	Weighted average yield%	Amortized cost	Non-Credit Loss Component of OTTI Recorded in OCI	Gross Unrealized		Fair value	Weighted average yield%
(Dollars in thousands)			gains	losses					gains	losses
U.S. Treasury securities:
Due within one year	$7,494	$—	$1	$—	$7,495	0.17	$476,665	$—	$327	$—	$476,992	0.34
Obligations of U.S. Government sponsored agencies:
Due within one year	—	—	—	—	—	—	300,381	—	1,204	—	301,585	1.15
After 1 to 5 years	25,650	—	11	—	25,661	0.35	—	—	—	—	—	—
Puerto Rico Government obligations:
Due within one year	—	—	—	—	—	—	8,560	—	110	—	8,670	4.20
After 1 to 5 years	—	—	—	—	—	—	70,590	—	171	1	70,760	2.63
After 5 to 10 years	39,744	—	1,335	—	41,079	4.49	118,186	—	76	13	118,249	5.07
After 10 years	21,102	—	1,190	25	22,267	5.78	24,154	—	781	1	24,934	5.74

United States and Puerto Rico Government obligations	93,990	—	2,537	25	96,502	3.31	998,536	—	2,669	15	1,001,190	1.47

Mortgage-backed securities:
FHLMC certificates:
Due within one year	206	—	1	—	207	3.57	—	—	—	—	—	—
After 1 to 5 years	—	—	—	—	—	—	928	—	8	—	936	3.67
After 10 years	135,512	—	4,186	—	139,698	2.28	24,974	—	238	—	25,212	2.59

	135,718	—	4,187	—	139,905	2.28	25,902	—	246	—	26,148	2.62

GNMA certificates:
After 1 to 5 years	159	—	8	—	167	3.59	179	—	9	—	188	3.88
After 5 to 10 years	562	—	45	—	607	3.60	596	—	47	—	643	4.09
After 10 years	604,294	—	44,793	—	649,087	4.00	717,237	—	43,938	—	761,175	3.98

	605,015	—	44,846	—	649,861	4.00	718,012	—	43,994	—	762,006	3.98

FNMA certificates:
Due within one year	282	—	10	—	292	3.55	—	—	—	—	—	—
After 1 to 5 years	—	—	—	—	—	—	1,019	—	42	—	1,061	3.82
After 5 to 10 years	14,517	—	810	—	15,327	4.04	18,826	—	1,007	—	19,833	3.97
After 10 years	624,983	—	15,872	—	640,855	2.56	47,485	—	3,285	—	50,770	5.46

	639,782	—	16,692	—	656,474	2.59	67,330	—	4,334	—	71,664	5.02

Collateralized Mortgage Obligations issued or guaranteed by FHLMC,
After 5 to 10 years	377	—	—	1	376	3.01	—	—	—	—	—	—

Other mortgage pass-through trust certificates:
After 10 years	72,555	31,951	14,085	—	54,689	2.34	85,014	31,951	8,143	—	61,206	2.19

Total mortgage-backed securities	1,453,447	31,951	79,810	1	1,501,305	3.13	896,258	31,951	56,717	—	921,024	3.85

Corporate bonds:
After 10 years	—	—	—	—	—	—	1,447	434	—	—	1,013	5.80

Equity securities (without contractual maturity) (1)	77	—	—	37	40	—	77	—	—	36	41	—

Total investment securities available for sale	$1,547,514	$31,951	$82,347	$63	$1,597,847	3.15	$1,896,318	$32,385	$59,386	$51	$1,923,268	2.60

(1)	Represents common shares of another financial institution in Puerto Rico.

Maturities of mortgage-backed securities are based on contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options as was the case with approximately $194.5 million of Puerto Rico Government Obligations called during the first nine months of 2012. The weighted-average yield on investment securities available-for-sale is based on amortized cost and, therefore, does not give effect to changes in fair value. The net unrealized gain or loss on securities available-for-sale and the non-credit loss component of OTTI are presented as part of OCI.

The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2012 and December 31, 2011. It also includes debt securities for which an OTTI was recognized and only the amount related to a credit loss was recognized in earnings. Unrealized losses for which OTTI had been recognized have been reduced by any subsequent recoveries in fair value:

	As of September 30, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Debt securities:
Puerto Rico Government obligations	$2,065	$25	$—	$—	$2,065	$25
Mortgage-backed securities:
Collateralized mortgage obligations issued or guaranteed by FHLMC	376	1	—	—	376	1
Other mortgage pass-through trust certificates	—	—	54,540	17,867	54,540	17,867
Equity securities	—	—	40	37	40	37

	$2,441	$26	$54,580	$17,904	$57,021	$17,930

	As of December 31, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Debt securities:
Puerto Rico Government obligations	$15,982	$15	$—	$—	$15,982	$15
Mortgage-backed securities:
Other mortgage pass-through trust certificates	—	—	61,017	23,809	61,017	23,809
Corporate bonds	—	—	1,013	434	1,013	434
Equity securities	41	36	—	—	41	36

	$16,023	$51	$62,030	$24,243	$78,053	$24,294

Total proceeds from the sale of securities available for sale during the first nine months of 2011 amounted to approximately $1.2 billion, none in the first nine months of 2012.

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

Debt securities issued by U.S. government agencies, government-sponsored entities and the U.S. Treasury accounted for more than 92% of the total available-for-sale portfolio as of September 30, 2012 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government. The Corporation’s assessment was concentrated mainly on private label mortgage-backed securities with an amortized cost of $72.6 million for which credit losses are evaluated on a quarterly basis. The Corporation considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

The Corporation recorded OTTI losses on available-for-sale debt securities as follows:

	Private label MBS		Private label MBS
	Quarter ended September 30,		Nine-Month Period Ended September 30,
(In thousands)	2012	2011	2012	2011
Total other-than-temporary impairment losses	$—	$—	$—	$—
Portion of loss previously recognized in other comprehensive income	(557)	(350)	(1,933)	(957)

Net impairment losses recognized in earnings	$(557)	$(350)	$(1,933)	$(957)

The following table summarizes the roll-forward of credit losses on debt securities held by the Corporation for which a portion of an OTTI is recognized in OCI:

	Quarter ended September 30,		Nine-Month Period Ended September 30,
(In thousands)	2012	2011	2012	2011
Credit losses at the beginning of the period	$5,199	$2,459	$3,823	$1,852
Additions:
Credit losses on debt securities for which an OTTI was previously recognized (1)	557	350	1,933	957

Ending balance of credit losses on debt securities held for which a portion of an OTTI was recognized in OCI	$5,756	$2,809	$5,756	$2,809

(1)	Related to private label MBS.

During the first nine-months of 2012, the $1.9 million credit related impairment loss is related to Private label MBS, which are collateralized by fixed-rate mortgages on single family residential properties in the United States. The interest rate on these private-label MBS is variable, tied to 3-month LIBOR and limited to the weighted-average coupon of the underlying collateral. The underlying mortgages are fixed-rate single family loans with original high FICO scores (over 700) and moderate original loan-to-value ratios (under 80%), as well as moderate delinquency levels.

Based on the expected cash flows derived from the model, and since the Corporation does not have the intention to sell the securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs, only the credit loss component was reflected in earnings. Significant assumptions in the valuation of the private label MBS were as follow:

	September 30, 2012		December 31, 2011
	Weighted Average	Range	Weighted Average	Range
Discount rate	14.5%	14.5%	14.5%	14.5%
Prepayment rate	33%	23.81% - 43.58%	27%	21.33% -37.97%
Projected Cumulative Loss Rate	7%	0.71% - 17.51%	6%	1.94% - 11.89%

No OTTI losses on equity securities held in the available-for-sale investment portfolio were recognized for the first nine-months of 2012 or 2011.

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

As of September 30, 2012 and December 31, 2011, the Corporation had investments in FHLB stock with a book value of $38.4 million and $36.7 million, respectively. The net realizable value is a reasonable proxy for the fair value of these instruments. Dividend income from FHLB stock for the quarter and nine-month period ended September 30, 2012 amounted to $0.3 million and $1.1 million, respectively, compared to $0.4 million and $1.4 million for the comparable periods in 2011.

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

The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities as of September 30, 2012 and December 31, 2011 was $1.3 million.

6 – LOAN PORTFOLIO

The following is a detail of the loan portfolio held for investment:

	September 30, 2012	December 31, 2011
	(In thousands)
Residential mortgage loans, mainly secured by first mortgages	$2,762,418	$2,873,785

Commercial loans:
Construction loans	352,891	427,863
Commercial mortgage loans	1,459,118	1,565,411
Commercial and Industrial loans	3,369,305	3,856,695
Loans to local financial institutions collateralized by real estate mortgages	258,341	273,821

Commercial loans	5,439,655	6,123,790

Finance leases	239,556	247,003

Consumer loans	1,746,535	1,314,814

Loans held for investment	10,188,164	10,559,392
Allowance for loan and lease losses	(445,531)	(493,917)

Loans held for investment, net	$9,742,633	$10,065,475

Loans held for investment classified as non-performing were as follows:

(In thousands)	September 30, 2012	December 31, 2011
Non-performing loans:
Residential mortgage	$320,913	$338,208
Commercial mortgage	231,163	240,414
Commercial and Industrial	230,459	270,171
Construction	189,458	250,022
Consumer:
Auto loans	17,639	19,641
Finance leases	3,061	3,485
Other consumer loans	15,351	16,421

Total non-performing loans held for investment (1)	$1,008,044	$1,138,362

(1)	Amount exclude purchased credit-impaired loans with a carrying value of approximately $12.7 million acquired as part of the credit cards portfolio purchased in the second quarter of 2012 as further discussed below.

The Corporation’s aging of the loans held for investment portfolio follows:

As of September 30, 2012 (In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)	Total Past Due (4)	Purchased Credit- Impaired Loans (4)	Current	Total loans held for investment	90 days past due and still accruing (5)
Residential mortgage:
FHA/VA and other government guaranteed loans (2) (3) (5)	$—	$12,406	$91,422	$103,828	$—	$112,662	$216,490	$91,422
Other residential mortgage loans (3)	—	109,309	333,903	443,212	—	2,102,716	2,545,928	12,990
Commercial:
Commercial & Industrial loans	14,436	11,516	258,354	284,306	—	3,343,340	3,627,646	27,895
Commercial mortgage loans (3)	—	11,744	235,955	247,699	—	1,211,419	1,459,118	4,792
Construction loans (3)	—	2,160	189,489	191,649	—	161,242	352,891	31
Consumer:
Auto loans	67,561	19,738	17,639	104,938	—	891,681	996,619	—
Finance leases	10,098	3,122	3,061	16,281	—	223,275	239,556	—
Other consumer loans	13,373	7,533	19,249	40,155	12,741	697,020	749,916	3,898

Total loans held for investment	$105,468	$177,528	$1,149,072	$1,432,068	$12,741	$8,743,355	$10,188,164	$141,028

(1)	Includes non-performing loans and accruing loans which are contractually delinquent 90 days or more (i.e. FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges and fees until charged-off at 180 days.
(2)	As of September 30, 2012, includes $6.1 million of defaulted loans collateralizing Ginnie Mae (“GNMA”) securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.
(3)	According to the Corporation’s delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve, residential mortgage, commercial mortgage and construction loans are considered past due when the borrower is in arrears 2 or more monthly payments.
(4)	Purchased credit–impaired loans are excluded from delinquency and non-performing statistics as further discussed below.
(5)	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as past due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $34.6 million of residential mortgage loans insured by FHA or guaranteed by the VA, which are over 18 months delinquent, that are no longer accruing interest as of September 30, 2012.

As of December 31, 2011 (In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)	Total Past Due	Current	Total loans held for investment	90 days past due and still accruing
Residential mortgage:
FHA/VA and other government guaranteed loans (2) (3)	$—	$17,548	$85,188	$102,736	$165,417	$268,153	$85,188
Other residential mortgage loans (3)	—	90,274	350,495	440,769	2,164,863	2,605,632	12,287
Commercial:
Commercial & Industrial loans	27,674	10,714	294,723	333,111	3,797,405	4,130,516	24,552
Commercial mortgage loans (3)	—	8,891	240,414	249,305	1,316,106	1,565,411	—
Construction loans (3)	—	8,211	258,811	267,022	160,841	427,863	8,789
Consumer:
Auto loans	61,265	18,963	19,641	99,869	837,697	937,566	—
Finance leases	11,110	4,172	3,485	18,767	228,236	247,003	—
Other consumer loans	10,170	4,699	16,421	31,290	345,958	377,248	—

Total loans held for investment	$110,219	$163,472	$1,269,178	$1,542,869	$9,016,523	$10,559,392	$130,816

(1)	Includes non-performing loans and accruing loans which are contractually delinquent 90 days or more (i.e. FHA/VA and other guaranteed loans).
(2)	As of December 31, 2011, includes $66.4 million of defaulted loans collateralizing Ginnie Mae (“GNMA”) securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.
(3)	According to the Corporation’s delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve, residential mortgage, commercial mortgage and construction loans are considered past due when the borrower is in arrears 2 or more monthly payments.

The Corporation’s credit quality indicators by loan type are summarized below:

	Commercial Credit Exposure-Credit risk Profile based on Creditworthiness category:
September 30, 2012	Substandard	Doubtful	Loss	Total Adversely Classified	Total Portfolio
	(In thousands)
Commercial Mortgage	$388,225	$6,526	$—	$394,751	$1,459,118
Construction	188,051	22,184	605	210,840	352,891
Commercial and Industrial	405,897	23,728	1,240	430,865	3,627,646

	Commercial Credit Exposure-Credit risk Profile based on Creditworthiness category:
December 31, 2011	Substandard	Doubtful	Loss	Total Adversely Classified	Total Portfolio
	(In thousands)
Commercial Mortgage	$414,355	$8,462	$—	$422,817	$1,565,411
Construction	247,560	32,059	2,916	282,535	427,863
Commercial and Industrial	457,927	31,100	1,373	490,400	4,130,516

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

September 30, 2012	Consumer Credit Exposure-Credit risk Profile based on payment activity
	Residential Real-Estate		Consumer
	FHA/VA/ Guaranteed (1)	Other residential loans	Auto	Finance Leases	Other Consumer
	(In thousands)
Performing	$216,490	$2,225,015	$978,980	$236,495	$721,824
Purchased Credit-Impaired	—	—	—	—	12,741
Non-performing	—	320,913	17,639	3,061	15,351

Total	$216,490	$2,545,928	$996,619	$239,556	$749,916

(1)	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as past due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $34.6 million of residential mortgage loans insured by FHA or guaranteed by the VA, which are over 18 months delinquent, that are no longer accruing interest as of September 30, 2012.

December 31, 2011	Consumer Credit Exposure-Credit risk Profile based on payment activity
	Residential Real-Estate		Consumer
	FHA/VA/ Guaranteed	Other residential loans	Auto	Finance Leases	Other Consumer
	(In thousands)
Performing	$268,153	$2,267,424	$917,925	$243,518	$360,827
Non-performing	—	338,208	19,641	3,485	16,421

Total	$268,153	$2,605,632	$937,566	$247,003	$377,248

The following tables present information about impaired loans excluding purchased credit-impaired loans, which are reported separately and discussed below:

Impaired Loans

(Dollars in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized Quarter to date	Interest Income Recognized Year to date
As of September 30, 2012 With no related allowance recorded:
FHA/VA Guaranteed loans	$—	$—	$—	$—	$—	$—
Other residential mortgage loans	106,554	112,039	—	171,070	1,144	2,733
Commercial:
Commercial mortgage loans	50,043	62,819	—	40,939	442	1,003
Commercial & Industrial Loans	31,047	38,017	—	20,128	51	74
Construction Loans	38,863	64,637	—	37,314	33	70
Consumer:
Auto loans	—	—	—	—	—	—
Finance leases	—	—	—	—	—	—
Other consumer loans	1,647	2,597	—	2,729	25	51

	$228,154	$280,109	$—	$272,180	$1,695	$3,931

With an allowance recorded:
FHA/VA Guaranteed loans	$—	$—	$—	$—	$—	$—
Other residential mortgage loans	488,234	550,123	49,640	428,808	3,857	10,851
Commercial:
Commercial mortgage loans	313,490	333,339	51,351	324,053	2,369	6,646
Commercial & Industrial Loans	207,465	272,977	57,001	236,896	479	1,503
Construction Loans	139,599	235,137	33,349	171,178	36	289
Consumer:
Auto loans	11,813	11,813	1,404	10,317	194	616
Finance leases	2,045	2,045	73	1,968	50	134
Other consumer loans	9,338	9,968	1,336	9,028	48	206

	$1,171,984	$1,415,402	$194,154	$1,182,248	$7,033	$20,244

Total:
FHA/VA Guaranteed loans	$—	$—	$—	$—	$—	$—
Other residential mortgage loans	594,788	662,162	49,640	599,878	5,001	13,584
Commercial:
Commercial mortgage loans	363,533	396,158	51,351	364,992	2,811	7,649
Commercial & Industrial Loans	238,512	310,994	57,001	257,024	530	1,577
Construction Loans	178,462	299,774	33,349	208,492	69	359
Consumer:	—	—	—	—	—	—
Auto loans	11,813	11,813	1,404	10,317	194	616
Finance leases	2,045	2,045	73	1,968	50	134
Other consumer loans	10,985	12,565	1,336	11,757	73	257

	$1,400,138	$1,695,511	$194,154	$1,454,428	$8,728	$24,176

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
As of December 31, 2011
With no related allowance recorded:
FHA/VA Guaranteed loans	$—	$—	$—
Other residential mortgage loans	181,081	192,757	—
Commercial:
Commercial mortgage loans	13,797	15,283	—
Commercial & Industrial Loans	40,453	45,948	—
Construction Loans	33,759	45,931	—
Consumer:
Auto loans	—	—	—
Finance leases	—	—	—
Other consumer loans	2,840	3,846	—

	$271,930	$303,765	$—

With an allowance recorded:
FHA/VA Guaranteed loans	$—	$—	$—
Other residential mortgage loans	423,340	465,495	48,566
Commercial:
Commercial mortgage loans	354,954	383,890	59,167
Commercial & Industrial Loans	223,572	316,641	58,652
Construction Loans	213,388	344,035	44,768
Consumer:
Auto loans	8,710	8,710	1,039
Finance leases	1,804	1,804	41
Other consumer loans	9,678	9,678	2,669

	$1,235,446	$1,530,253	$214,902

Total:
FHA/VA Guaranteed loans	$—	$—	$—
Other residential mortgage loans	604,421	658,252	48,566
Commercial:
Commercial mortgage loans	368,751	399,173	59,167
Commercial & Industrial Loans	264,025	362,589	58,652
Construction Loans	247,147	389,966	44,768
Consumer:
Auto loans	8,710	8,710	1,039
Finance leases	1,804	1,804	41
Other consumer loans	12,518	13,524	2,669

	$1,507,376	$1,834,018	$214,902

Interest income of approximately $10.2 million and $25.1 million was recognized on impaired loans for the third quarter and first nine months of 2011, respectively.

The following tables show the activity for impaired loans and the related specific reserve:

	Quarter ended	Nine-Month Period Ended
	September 30, 2012
	(In thousands)
Impaired Loans:
Balance at beginning of period	$1,432,469	$1,507,376
Loans determined impaired during the period	55,292	222,841
Net charge-offs	(30,971)	(107,458)
Increases to impaired loans (disbursements)	11,039	30,160
Foreclosures	(26,353)	(113,737)
Loans no longer considered impaired	(5,351)	(42,269)
Paid in full or partial payments	(35,987)	(96,775)

Balance at end of period	$1,400,138	$1,400,138

	Quarter Ended	Nine-Month Period Ended
	September 30, 2012
	(In thousands)
Specific Reserve:
Balance at beginning of period	$209,860	$214,902
Provision for loan losses	15,265	87,070
Net charge-offs	(30,971)	(107,818)

Balance at end of period	$194,154	$194,154

Acquired loans including Purchased Credit-Impaired Loans

On May 30, 2012, the Corporation re-entered the credit card business with the acquisition of an approximate $406 million portfolio of FirstBank-branded credit card portfolio from FIA Card Services (FIA). These loans were recorded on the Consolidated Statement of Financial Condition at estimated fair value on acquisition date of $368.9 million. The Corporation concluded that a portion of these loans acquired were purchased credit-impaired (“PCI”) loans. PCI loans are acquired loans with evidence of credit quality deterioration since origination for which it is probable at the date of purchase that the Corporation will be unable to collect all contractually required payments. The loans for which the Corporation concluded were credit impaired had a contractual outstanding unpaid principal and interest balance of $34.6 million and an estimated fair value of $15.7 million. Given the initial fair value of these loans included an estimate of credit losses expected to be realized over the remaining lives of the loans, the Corporation’s subsequent accounting for PCI loans differs from the accounting for non-PCI loans, therefore, the Corporation separately tracks and report PCI loans and exclude these loans from delinquency and nonperforming loan statistics. Credit card loans continue to accrue finance charges and fees until charged-off at 180 days delinquent and the methodology employed to calculate the allowance for loan losses for non-PCI loans is similar to the methodology used for other consumer loans, except for that the loss rates are determined evaluating 12 months of historical performance, instead of 24 months.

Initial Fair value and Accretable Yield of Acquired loans

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

(In thousands)	At acquisition
Purchased Credit- Impaired Loans
Contractually outstanding principal and interest at acquisition	$34,577
Less: Nonaccretable difference	(15,408)

Cash flows expected to be collected at acquisition	19,169
Less: Accretable yield	(3,451)

Fair value of loans acquired	$15,718

Outstanding balance and Carrying value of PCI loans

The table below presents the outstanding contractual principal balance and carrying value of the PCI loans as of September 30, 2012:

(In thousands)	Purchased Credit- Impaired Loans
Contractual balance	$31,364
Carrying value	12,741

Changes in accretable yield of acquired loans

Subsequent to acquisition, the Corporation is required to periodically evaluate its estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and nonaccretable difference or reclassifications from nonaccretable yield to accretable. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows due to further credit deterioration will generally result in an impairment charge recognized in the Corporation’s provision for loan and lease losses, resulting in an increase to the allowance for loan losses. During the third quarter and first nine-months of 2012, the Corporation did not record record charges to the provision for loan losses related to PCI loans.

The following table presents changes in the accretable yield related to the PCI loans acquired from FIA:

(Dollars in thousands)	PCI Loans
Accretable yield at acquisition	$3,451
Accretion recognized in earnings	(740)

Accretable yield as of September 30, 2012	$2,711

In addition to the credit card portfolio acquired from FIA, the Corporation purchased during the first nine-months of 2012 $149.5 million of residential mortgage loans consistent with a strategic program established by the Corporation in 2005 to purchase ongoing residential mortgage loan production from mortgage bankers in Puerto Rico. Generally, the loans purchased from mortgage bankers were conforming residential mortgage loans. Purchases of conforming residential mortgage loans provide the Corporation the flexibility to retain or sell the loans, including through securitization transactions depending upon whether the Corporation wants to retain high yielding loans and improve net interest margins or generate profits by selling loans. When the Corporation sells such loans, it generally keeps the servicing of the loans. The Corporation sold approximately $156.3 million of performing residential mortgage loans in the secondary market to FNMA and FHLMC during the first nine months of 2012. Also, the Corporation securitized approximately $165.3 million of FHA/VA mortgage loans into GNMA mortgage-backed securities during the first nine-months of 2012.

The Corporation’s primary lending area is Puerto Rico. The Corporation’s Puerto Rico banking subsidiary, FirstBank, also lends in the U.S. and British Virgin Islands markets and in the United States (principally in the state of Florida). Of the total gross loans held for investment portfolio of $10.2 billion as of September 30, 2012, approximately 85% have credit risk concentration in Puerto Rico, 7% in the United States and 8% in the Virgin Islands.

As of September 30, 2012, the Corporation had $148.7 million outstanding in credit facilities granted to the Puerto Rico Government and/or its political subdivisions, down from $360.1 million as of December 31, 2011, and $117.7 million granted to the Government of the Virgin Islands, down from $139.4 million as of December 31, 2011. A substantial portion of these credit facilities consist of loans to municipalities in Puerto Rico for which the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment. Another portion of these obligations consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power and water utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it.

In addition to loans extended to government entities, the largest loan to one borrower as of September 30, 2012 in the amount of $258.3 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual real-estate loans, mostly 1-4 residential mortgage loans.

Troubled Debt Restructurings

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico and in accordance with the government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction and residential mortgage loans in the U.S. mainland fit the definition of Troubled debt restructurings (“TDR”). A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of September 30, 2012, the Corporation’s total TDR loans of $925.1 million consisted of $410.2 million of residential mortgage loans, $107.5 million of commercial and industrial loans, $298.1 million of commercial mortgage loans, $86.6 million of construction loans and $22.7 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $4.4 million as of September 30, 2012.

The Corporation’s loss mitigation programs for residential mortgage and consumer loans can provide for one or a combination of the following: movement of interest past due to the end of the loan, extension of the loan term, deferral of principal payments for a significant period of time, and reduction of interest rates either permanently, offered up to 2010, or for a period of up to two years (step-up rates). Additionally, in remote cases, the restructuring may provide for the forgiveness of contractually due principal or interest. Uncollected interest is added to the end of the loan term at the time of the restructuring and not recognized as income until collected or when the loan is paid off. These programs are available only to those borrowers who have defaulted, or are likely to default, permanently on their loan and would lose their homes in foreclosure action absent some lender concession. Notwithstanding, if the Corporation is not reasonably assured that the borrower will comply with its contractual commitment, properties are foreclosed.

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a three month period whereby the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enters into a permanent modification. As a result of new accounting guidance on TDRs, loans that are participating in or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDR regardless of whether the borrower enters into a permanent modification. At September 30, 2012, we classified and additional $5.7 million of residential mortgage loans as TDRs that were participating in or had been offered a trial modification.

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

Selected information on TDRs that includes the recorded investment by loan class and modification type is summarized in the following table. This information reflects all TDRs at September 30, 2012:

	September 30, 2012
(In Thousands)	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance agreement (1)	Other (2)	Total
Troubled Debt Restructurings:
Non- FHA/VA Residential Mortgage loans	$17,437	$4,196	$346,314	$—	$—	$42,300	$410,247
Commercial Mortgage Loans	102,643	16,251	117,014	46,903	—	15,235	298,046
Commercial & Industrial Loans	16,878	12,394	21,708	7,333	9,521	39,723	107,557
Construction Loans	6,349	2,027	9,094	—	63,477	5,634	86,581
Consumer Loans - Auto	—	1,067	7,851	—	—	2,895	11,813
Finance Leases	—	1,669	375	—	—	—	2,044
Consumer Loans - Other	353	497	5,808	—	—	2,198	8,856

Total Troubled Debt Restructurings	$143,660	$38,101	$508,164	$54,236	$72,998	$107,985	$925,144

(1)	Mainly related to one construction relationship amounting to $53.4 million.
(2)	Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation or a combination of the concessions listed in the table.

The following table presents the Corporation’s TDR activity:

(In Thousands)	Quarter ended	Nine-Month Period Ended
	September 30, 2012
Beginning Balance of TDRs	$861,932	$820,499
New TDRs	90,674	216,202
Increases to existing TDRs (disbursements)	5,690	21,825
Charge-offs post modification	(15,636)	(41,198)
Foreclosures	(2,513)	(30,768)
Removed from TDR classification	—	(7,051)
Paid-off and partial payments	(15,003)	(54,365)

Ending balance of TDRs	$925,144	$925,144

TDRs are classified as either accrual or nonaccrual loans. A loan on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure for a minimum of six months and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loans being returned to accrual at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Loan modifications increase the Corporation interest income by returning a non-performing loan to performing status, if applicable, and increase cash flows by providing for payments to be made by the borrower, and avoid increases in foreclosure and real estate owned (“REO”) costs. The Corporation continues to consider a modified loan as an impaired loan for purposes of estimating the allowance for loan and lease losses. A TDR loan that specifies an interest rate that at the time of the restructuring is greater than or equal to the rate the Corporation is willing to accept for a new loan with comparable risk may not be reported as a TDR or an impaired loan in the calendar years subsequent to the restructuring if it is in compliance with its modified terms. During the nine-month period ended September 30, 2012, $7.1 million were removed from the TDR classification, as reflected in the table above.

The following table provides a breakdown between accrual and nonaccrual status of TDRs:

(In Thousands)	September 30, 2012
	Accrual	Nonaccrual (1)	Total TDRs
Non- FHA/VA Residential Mortgage loans	$294,184	$116,063	$410,247
Commercial Mortgage Loans	157,445	140,601	298,046
Commercial & Industrial Loans	24,749	82,808	107,557
Construction Loans	2,490	84,091	86,581
Consumer Loans - Auto	7,114	4,699	11,813
Finance Leases	1,985	59	2,044
Consumer Loans - Other	7,037	1,819	8,856

Total Troubled Debt Restructurings	$495,004	$430,140	$925,144

(1)	Included in non-accrual loans are $203.6 million in loans that are performing under the terms of the restructuring agreement but are reported in non-accrual until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability.

TDRs exclude restructured mortgage loans that are government guaranteed (i.e. FHA/VA loans) totaling $94.3 million. The Corporation excludes government guaranteed loans from TDRs given that in the event that the borrower defaults on the loan, the principal and interest are guaranteed by the U.S. Government, therefore, the risk of loss on these types of loans is very low. The Corporation does not consider loans with government guarantees to be impaired loans for the purpose of calculating the allowance for loan and lease losses.

Loan modifications that are considered TDRs completed during the quarter and nine-month period ended September 30, 2012 and 2011 were as follows:

(Dollars in thousands)	Quarter ended September 30, 2012
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non- FHA/VA Residential Mortgage loans	147	$23,421	$23,431
Commercial Mortgage Loans	14	57,100	57,100
Commercial & Industrial Loans	11	1,278	1,271
Construction Loans	3	4,380	4,380
Consumer Loans - Auto	156	2,044	2,044
Finance Leases	24	462	462
Consumer Loans - Other	304	1,986	1,986

Total Troubled Debt Restructurings	659	$90,671	$90,674

(Dollars in thousands)	Nine-Month Period Ended September 30, 2012
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non- FHA/VA Residential Mortgage loans	403	$64,412	$64,773
Commercial Mortgage Loans	35	100,036	100,072
Commercial & Industrial Loans	47	33,162	29,593
Construction Loans	8	9,671	9,661
Consumer Loans - Auto	445	5,473	5,430
Finance Leases	76	1,384	1,384
Consumer Loans - Other	827	5,289	5,289

Total Troubled Debt Restructurings	1,841	$219,427	$216,202

(Dollars in thousands)	Quarter ended September 30, 2011
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non- FHA/VA Residential Mortgage loans	190	$30,724	$31,395
Commercial Mortgage Loans	21	37,686	39,998
Commercial & Industrial Loans	19	24,355	24,085
Construction Loans	7	14,532	14,423
Consumer Loans - Auto	188	2,359	2,359
Finance Leases	32	409	409
Consumer Loans - Other	234	2,730	2,820

Total Troubled Debt Restructurings	691	$112,795	$115,489

(Dollars in thousands)	Nine-Month Period Ended September 30, 2011
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non- FHA/VA Residential Mortgage loans	607	$98,168	$101,367
Commercial Mortgage Loans	61	149,340	121,078
Commercial & Industrial Loans	43	44,561	43,702
Construction Loans	14	106,204	106,278
Consumer Loans - Auto	600	7,423	7,423
Finance Leases	87	1,501	1,501
Consumer Loans - Other	910	8,758	8,892

Total Troubled Debt Restructurings	2,322	$415,955	$390,241

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

Loan modifications considered troubled debt restructurings that defaulted during the quarter and nine-month period ended September 30, 2012 and 2011 and had been modified in a TDR during the 12-months preceding the default date were as follows:

	Quarter ended September 30,
(Dollars in Thousands)	2012		2011
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
Non- FHA/VA Residential Mortgage loans	49	$8,031	31	$4,108
Commercial Mortgage Loans	1	338	5	2,783
Commercial & Industrial Loans	1	1,910	1	128
Construction Loans	—	—	—	—
Consumer Loans - Auto	3	38	—	—
Consumer Loans - Other	6	37	2	49
Finance Leases	—	—	52	250

Total	60	$10,354	91	$7,318

	Nine-Month Period Ended September 30,
(Dollars in Thousands)	2012		2011
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
Non- FHA/VA Residential Mortgage loans	137	$20,841	120	$31,141
Commercial Mortgage Loans	9	5,549	21	6,211
Commercial & Industrial Loans	5	8,189	2	1,567
Construction Loans	2	8,382	1	70
Consumer Loans - Auto	39	431	—	—
Consumer Loans - Other	12	155	2	49
Finance Leases	1	27	54	373

Total	205	$43,574	200	$39,411

For certain TDRs, the Corporation splits the loans into two new notes, A and B notes. The A note is restructured to comply with the Corporation’s lending standards at current market rates, and is tailored to suit the customer’s ability to make timely interest and principal payments. The B note includes the granting of the concession to the borrower and varies by situation. The B note is charged-off but the obligation is not forgiven to the borrower, and any payments collected are accounted for as recoveries. At the time of restructuring, the A note is identified and classified as a TDR. If the loan performs for at least six months according to the modified terms, the A note may be returned to accrual status. The borrower’s payment performance prior to the restructuring are included in assessing whether the borrower can meet the new terms and may result in that the loans be returned to accrual status at the time of restructuring. In the periods following the calendar year in which a loan was restructured, the A Note may no longer be reported as a TDR if it is on accrual, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the restructure).

The recorded investment in loans restructured using the A/B note restructure workout strategy was approximately $128.7 million at September 30, 2012. The following table provides additional information about the volume of this type of loan restructuring and the effect on the allowance for loan and lease losses in the first nine-months of 2012 and 2011:

(In thousands)	September 30, 2012	September 30, 2011
Principal balance deemed collectible at end of period	$128,651	$77,799

Amount charged-off	$2,735	$29,576

Charges to the provision for loan losses	$1,939	$6,349

Allowance for loan losses as of September 30, 2012	$5,951	$1,394

Of the loans comprising the $128.7 million that have been deemed collectible, approximately $118.0 million were placed in accruing status as the borrowers have exhibited a period of sustained performance. These loans continue to be individually evaluated for impairment purposes.

7 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The changes in the allowance for loan and lease losses were as follows:

(In thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total
Quarter ended September 30, 2012
Allowance for loan and lease losses:
Beginning balance	$67,440	$100,846	$166,021	$67,858	$54,988	$457,153
Charge-offs	(7,586)	(5,681)	(12,795)	(9,012)	(9,444)	(44,518)
Recoveries	228	679	534	686	1,817	3,944
Provision (release)	9,083	(6,617)	8,117	6,379	11,990	28,952

Ending balance	$69,165	$89,227	$161,877	$65,911	$59,351	$445,531

Ending balance: specific reserve for impaired loans	$49,640	$51,351	$57,001	$33,349	$2,813	$194,154

Ending balance: purchased credit-impaired loans	$—	$—	$—	$—	$—	$—

Ending balance: general allowance	$19,525	$37,876	$104,876	$32,562	$56,538	$251,377

Loans held for investment:
Ending balance	$2,762,418	$1,459,118	$3,627,646	$352,891	$1,986,091	$10,188,164

Ending balance: impaired loans	$594,788	$363,533	$238,512	$178,462	$24,843	$1,400,138

Ending balance: purchased credit-impaired loans	$—	$—	$—	$—	$12,741	$12,741

Ending balance: loans with general allowance	$2,167,630	$1,095,585	$3,389,134	$174,429	$1,948,507	$8,775,285

(In thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total
Nine-Month Period Ended September 30, 2012
Allowance for loan and lease losses:
Beginning balance	$68,678	$108,991	$164,490	$91,386	$60,372	$493,917
Charge-offs	(27,976)	(15,588)	(35,494)	(42,908)	(29,327)	(151,293)
Recoveries	676	721	2,179	4,004	5,294	12,874
Provision (release)	27,787	(4,897)	30,702	13,429	23,012	90,033

Ending balance	$69,165	$89,227	$161,877	$65,911	$59,351	$445,531

Ending balance: specific reserve for impaired loans	$49,640	$51,351	$57,001	$33,349	$2,813	$194,154

Ending balance: purchased credit-impaired loans	$—	$—	$—	$—	$—	$—

Ending balance: general allowance	$19,525	$37,876	$104,876	$32,562	$56,538	$251,377

Loans held for investment:
Ending balance	$2,762,418	$1,459,118	$3,627,646	$352,891	$1,986,091	$10,188,164

Ending balance: impaired loans	$594,788	$363,533	$238,512	$178,462	$24,843	$1,400,138

Ending balance: purchased credit-impaired loans	$—	$—	$—	$—	$12,741	$12,741

Ending balance: loans with general allowance	$2,167,630	$1,095,585	$3,389,134	$174,429	$1,948,507	$8,775,285

(In thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total
Quarter ended September 30, 2011
Allowance for loan and lease losses:
Beginning balance	$67,404	$90,785	$188,562	$131,344	$62,783	$540,878
Charge-offs	(16,076)	(3,316)	(22,703)	(17,008)	(11,086)	(70,189)
Recoveries	260	7	177	185	1,923	2,552
Provision (release)	17,744	13,324	10,437	(2,547)	7,488	46,446

Ending balance	$69,332	$100,800	$176,473	$111,974	$61,108	$519,687

Ending balance: specific reserve for impaired loans	$49,350	$35,928	$77,932	$48,209	$2,878	$214,297

Ending balance: general allowance	$19,982	$64,872	$98,541	$63,765	$58,230	$305,390

Loans held for investment:
Ending balance	$2,873,966	$1,584,787	$4,123,174	$473,812	$1,577,403	$10,633,142

Ending balance: impaired loans	$548,677	$245,439	$384,640	$237,701	$15,325	$1,431,782

Ending balance: loans with general allowance	$2,325,289	$1,339,348	$3,738,534	$236,111	$1,562,078	$9,201,360

(In thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total
Nine-Month Period Ended September 30, 2011
Allowance for loan and lease losses:
Beginning balance	$62,330	$105,596	$152,641	$151,972	$80,486	$553,025
Charge-offs	(30,571)	(37,647)	(50,858)	(83,483)	(35,168)	(237,727)
Recoveries	657	84	1,281	2,215	5,790	10,027
Provision	36,916	32,767	73,409	41,270	10,000	194,362

Ending balance	$69,332	$100,800	$176,473	$111,974	$61,108	$519,687

Ending balance: specific reserve for impaired loans	$49,350	$35,928	$77,932	$48,209	$2,878	$214,297

Ending balance: general allowance	$19,982	$64,872	$98,541	$63,765	$58,230	$305,390

Loans held for investment:
Ending balance	$2,873,966	$1,584,787	$4,123,174	$473,812	$1,577,403	$10,633,142

Ending balance: impaired loans	$548,677	$245,439	$384,640	$237,701	$15,325	$1,431,782

Ending balance: loans with general allowance	$2,325,289	$1,339,348	$3,738,534	$236,111	$1,562,078	$9,201,360

As of September 30, 2012, the Corporation maintains a $1.6 million reserve for unfunded loan commitments mainly related to outstanding construction and C&I loans commitments. The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments at the balance sheet date. It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statement of financial condition.

8 – LOANS HELD FOR SALE

The Corporation’s loans held for sale portfolio was composed of:

	September 30, 2012	December 31, 2011
	(In thousands)
Residential mortgage loans	$68,349	$11,058
Construction loans	—	4,764

Total	$68,349	$15,822

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

The Corporation designates a derivative as a fair value hedge, cash flow hedge or as an economic undesignated hedge when it enters into the derivative contract. As of September 30, 2012 and December 31, 2011, all derivatives held by the Corporation were considered economic undesignated hedges. These undesignated hedges are recorded at fair value with the resulting gain or loss recognized in current earnings.

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

Interest rate swaps - Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of September 30, 2012 and December 31, 2011, most of the interest rate swaps outstanding are used for protection against rising interest rates. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.

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

The following table summarizes the notional amounts of all derivative instruments:

	Notional Amounts
	As of September 30, 2012	As of December 31, 2011
Economic undesignated hedges:	(In thousands)
Interest rate contracts:
Interest rate swap agreements used to hedge loans	$38,597	$39,786
Written interest rate cap agreements	—	67,894
Purchased interest rate cap agreements	—	67,894
Equity contracts:
Embedded written options on stock index deposits and notes payable	—	46,515
Purchased options used to manage exposure to the stock market on embedded stock index options	—	46,515
Forward Contracts:
Sale of TBA GNMA MBS pools	26,000	19,000

	$64,597	$287,604

The following table summarizes the fair value of derivative instruments and the location in the Statement of Financial Condition:

	Asset Derivatives			Liability Derivatives
	Statement of Financial Condition Location	September 30, 2012	December 31, 2011	Statement of Financial Condition Location	September 30, 2012	December 31, 2011

(In thousands)		Fair Value	Fair Value		Fair Value	Fair Value
Economic undesignated hedges:
Interest rate contracts:
Interest rate swap agreements used to hedge loans	Other assets	$318	$378	Accounts payable and other liabilities	$6,238	$6,767
Equity contracts:
Embedded written options on stock index notes payable	Other assets	—	—	Notes payable	—	899
Purchased options used to manage exposure to the stock market on embedded stock index options	Other assets	—	899	Accounts payable and other liabilities	—	—
Forward Contracts:
Sales of TBA GNMA MBS pools	Other assets	18	—	Accounts payable and other liabilities	190	168

		$336	$1,277		$6,428	$7,834

The following table summarizes the effect of derivative instruments on the Statement of Income (Loss):

	Location of Gain or (loss) Recognized in Income on Derivatives	Unrealized (Loss) or Gain		Unrealized Gain or (Loss)
		Quarter Ended September 30,		Nine-Month Period Ended September 30,
(In thousands)		2012	2011	2012	2011
ECONOMIC UNDESIGNATED HEDGES:
Interest rate contracts:
Interest rate swap agreements used to hedge fixed-rate:
Loans	Interest income - Loans	$170	$(954)	$469	$(1,794)
Equity contracts:
Embedded written and purchased options on stock index notes payable	Interest expense - Notes payable and other borrowings	—	40	—	(7)
Forward contracts:
Sales of TBA GNMA MBS pools	Mortgage Banking Activities	(47)	(176)	(4)	(209)

Total gain (loss) on derivatives		$123	$(1,090)	$465	$(2,010)

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

A summary of interest rate swaps follows:

	As of September 30, 2012	As of December 31, 2011
	(Dollars in thousands)
Pay fixed/receive floating :
Notional amount	$38,597	$39,786
Weighted-average receive rate at period end	2.08%	2.13%
Weighted-average pay rate at period end	6.82%	6.82%
Floating rates range from 167 to 252 basis points over 3-month LIBOR

As of September 30, 2012, the Corporation has not entered into any derivative instrument containing credit-risk-related contingent features.

10 – GOODWILL AND OTHER INTANGIBLES

Goodwill as of September 30, 2012 and December 31, 2011 amounted to $28.1 million, recognized as part of “Other Assets” in the Consolidated Statement of Financial Condition. The Corporation conducted its annual evaluation of goodwill and intangibles during the fourth quarter of 2011. The evaluation was a two step process. The Step 1 evaluation of goodwill allocated to the Florida reporting unit indicated potential impairment of goodwill. The Step 1 fair value for the unit was below the carrying amount of its equity book value as of the October 1, 2011 valuation date, requiring the completion of Step 2. The Step 2 required a valuation of all assets and liabilities of the Florida unit, including any recognized and unrecognized intangible assets, to determine the fair value of net assets. To complete Step 2, the Corporation subtracted from the unit’s Step 1 fair value the determined fair value of the net assets to arrive at the implied fair value of goodwill. The results of the Step 2 analysis indicated that the implied fair value of goodwill exceeded the goodwill carrying value by $13.7 million, resulting in no goodwill impairment. Goodwill was not impaired as of December 31, 2011, nor was any goodwill written-off due to impairment during 2011. There have been no events related to the Florida reporting unit that could indicate potential goodwill impairment since the date of the last evaluation; therefore, no goodwill impairment evaluation was performed during the first nine-months of 2012. Goodwill and other indefinite life intangibles are reviewed at least annually for impairment.

In connection with the acquisition of the FirstBank-branded credit card loan portfolio, in the second quarter of 2012 the Corporation recognized a purchased credit card relationship intangible of $24.5 million which is being amortized over the next 9.3 years on an accelerated basis proportionate to the projected run-off of the acquired credit cards accounts, which is based on historical performance of the portfolio.

The following tables shows the gross amount and accumulated amortization of the Corporation’s intangible assets recognized as part of Other Assets in the consolidated statement of financial condition:

	As of September 30, 2012	As of December 31, 2011
Core deposit intangible:
Gross amount	$45,844	$45,844
Accumulated amortization	(35,921)	(34,155)

Net carrying amount	$9,923	$11,689

Remaining amortization period	10.7 years	11.5 years
Purchased credit card relationship intangible:
Gross amount	$24,465	$—
Accumulated amortization	(545)	—

Net carrying amount	$23,920	$—

Remaining amortization period	9.3 years	—

For the quarter and nine-month period ended September 30, 2012, the amortization expense of core deposit intangibles amounted to $0.6 million and $1.8 million (2011 — $0.6 million and $1.8 million). For the quarter and nine-month period ended September 30, 2012, the amortization expense of the purchased credit card relationship intangible amounted to $0.4 million and $0.5 million, respectively.

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

Below is a summary of transfers of financial assets to VIEs for which the Corporation has retained some level of continuing involvement:

Ginnie Mae

The Corporation typically transfers first lien residential mortgage loans in conjunction with Ginnie Mae securitization transactions whereby the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by the issuer and, as such, under seller/servicer agreements the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of September 30, 2012, the Corporation serviced loans securitized through GNMA with principal balance of $734.2 million.

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

Grantor Trusts

During 2004 and 2005, a third party to the Corporation, from now on identified as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates. The seller initially provided the servicing for a fee, which is senior to the obligations to pay trust certificate holders. The seller then entered into a sales agreement through which it sold and issued the trust certificates in favor of the Corporation’s banking subsidiary. Currently, the Bank is the sole owner of the trust certificates; the servicing of the underlying residential mortgages that generate the principal and interest cash flows, is performed by another third party, which receives a fee compensation for services provided, the servicing fee. The securities are variable rate securities indexed to 90 day LIBOR plus a spread. The principal payments from the underlying loans are remitted to a paying agent (servicer) who then remits interest to the Bank; interest income is shared to a certain extent with the FDIC, that has an interest only strip (“IO”) tied to the cash flows of the underlying loans, whereas it is entitled to received the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to the weighted average coupon of the securities. The FDIC became the owner of the IO upon the intervention of the seller, a failed financial institution. No recourse agreement exists and the risk from losses on non accruing loans and repossessed collateral are absorbed by the Bank as the sole holder of the certificates. As of September 30, 2012, the amortized balance and carrying value of Grantor Trusts amounted to $72.5 million and $54.5 million, respectively, with a weighted average yield of 2.34%.

Investment in unconsolidated entities

On February 16, 2011, FirstBank sold an asset portfolio consisting of performing and non-performing construction, commercial mortgage and C&I loans with an aggregate book value of $269.3 million to CPG/GS PR NPL, LLC (“CPG/GS” or the “Joint Venture”) organized under the Laws of the Commonwealth of Puerto Rico and majority owned by PRLP Ventures LLC (“PRLP”), a company created by Goldman, Sachs & Co. and Caribbean Property Group. In connection with the sale, the Corporation received $88.5 million in cash and a 35% interest in CPG/GS, and made a loan in the amount of $136.1 million representing seller financing provided by FirstBank. The loan has a 7-year maturity and bears variable interest at 30-day LIBOR plus 300 basis points and is secured by a pledge of all of the acquiring entity’s assets as well as the PRLP’s 65% ownership interest in CPG/GS. As of September 30, 2012, the carrying amount of the loan is $75.5 million and is included in the Corporation’s C&I loan receivable portfolio; the carrying value of FirstBank’s equity interest in CPG/GS is $32.3 million as of September 30, 2012, accounted under the equity method and included as part of Investment in unconsolidated entities in the Consolidated Statements of Financial Condition. When applying the equity method, the Bank follows the Hypothetical Liquidation Book Value method (“HLBV”) to determine its share in CPG/GS earnings or losses. Under HLBV, the Bank determines its share in CPG/GS earnings or losses by determining the difference between its “claim on CPG/GS’s book value” at the end of the period as compared to the beginning of the period. This claim is calculated as the amount the Bank would receive if CPG/GS were to liquidate all of its assets at recorded amounts determined in accordance with GAAP and distribute the resulting cash to the investors, PRLP and FirstBank, according to their respective priorities as provided in the contractual agreement. The Bank reports its share of CPG/GS operating results on a one-quarter lag basis. In addition, as a result of using HLBV, the difference between the Bank’s investment in CPG/GS and its claim in the book value of CPG/GS at the date of the investment, known as the basis difference, is amortized over the estimated life of the investment, or five years as of September 30, 2012. CPG/GS records its loans receivable under the fair value option. Equity in losses of unconsolidated entities for the quarter and nine-month period ended September 30, 2012 of $2.2 million and $10.9 million, includes $1.1 million and $4.2 million, respectively, related to the amortization of the basis differential compared to equity in losses of unconsolidated entities of $4.4 million and $5.9 million for the same periods in 2011.

FirstBank also provided an $80 million advance facility to CPG/GS to fund unfunded commitments and costs to complete projects under construction which was fully disbursed in 2011, and a $20 million working capital line of credit to fund certain expenses of CPG/GS. During the second quarter of 2012, CPG repaid the outstanding balance of the advance facility to fund unfunded commitments and the funds became available to re-draw under a one-time revolver agreement. These loans bear variable interest at 30-day LIBOR plus 300 basis points. As of September 30, 2012, the carrying value of the revolver agreement and working capital line were $8.6 million and $0, respectively, and are included in the Corporation’s C&I loan receivable portfolio.

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

The changes in servicing assets are shown below:

	Quarter ended		Nine-Month Period Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(In thousands)
Balance at beginning of period	$16,592	$14,638	$15,226	$15,163
Capitalization of servicing assets	1,389	1,271	4,486	3,793
Amortization	(834)	(726)	(2,220)	(1,823)
Adjustment to servicing assets for loans repurchased (1)	(124)	(93)	(629)	(238)
Adjustment to fair value	(363)	(166)	(203)	(1,971)

Balance at end of period	$16,660	$14,924	$16,660	$14,924

(1)	Amount represents the adjustment to fair value related to the repurchase of $9.9 million and $54.5 million for the quarter and nine-month period ended September 30, 2012, respectively, and, $8.5 million and $29.3 million for the quarter and nine-month period ended September 30, 2011, respectively, in principal balance of loans serviced for others.

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

Changes in the impairment allowance were as follows:

	Quarter ended		Nine-Month Period Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(In thousands)
Balance at beginning of period	$118	$2,239	$2,725	$434
Temporary impairment charges	378	232	565	2,355
OTTI of servicing assets	—	—	(2,447)	—
Recoveries	(15)	(66)	(362)	(384)

Balance at end of period	$481	$2,405	$481	$2,405

The components of net servicing income are shown below:

	Quarter ended		Nine-Month Period Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(In thousands)
Servicing fees	$1,399	$1,293	$4,161	$3,955
Late charges and prepayment penalties	463	184	925	551
Adjustment for loans repurchased	(124)	(93)	(629)	(238)

Servicing income, gross	1,738	1,384	4,457	4,268
Amortization and impairment of servicing assets	(1,197)	(892)	(2,423)	(3,794)

Servicing income, net	$541	$492	$2,034	$474

The Corporation’s servicing assets are subject to prepayment and interest rate risks. Key economic assumptions used in determining the fair value at the time of sale ranged as follows:

	Maximum	Minimum
Nine-Month Period Ended September 30, 2012:
Constant prepayment rate:
Government guaranteed mortgage loans	12.4%	11.6%
Conventional conforming mortgage loans	12.8%	12.6%
Conventional non-conforming mortgage loans	13.8%	13.3%
Discount rate:
Government guaranteed mortgage loans	12.0%	12.0%
Conventional conforming mortgage loans	10.0%	10.0%
Conventional non-conforming mortgage loans	14.3%	14.3%
Nine-Month Period Ended September 30, 2011:
Constant prepayment rate:
Government guaranteed mortgage loans	12.9%	10.6%
Conventional conforming mortgage loans	14.3%	12.7%
Conventional non-conforming mortgage loans	13.9%	11.7%
Discount rate:
Government guaranteed mortgage loans	11.5%	11.3%
Conventional conforming mortgage loans	9.5%	9.3%
Conventional non-conforming mortgage loans	15.0%	13.8%

At September 30, 2012, fair values of the Corporation’s servicing assets were based on a valuation model that incorporates market driven assumptions, adjusted by the particular characteristics of the Corporation’s servicing portfolio, regarding discount rates and mortgage prepayment rates. The weighted-averages of the key economic assumptions used by the Corporation in its valuation model and the sensitivity of the current fair value to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at September 30, 2012, were as follows:

(Dollars in thousands)
Carrying amount of servicing assets	$16,660
Fair value	$18,007
Weighted-average expected life (in years)	7.60
Constant prepayment rate (weighted-average annual rate)	12.66%
Decrease in fair value due to 10% adverse change	$857
Decrease in fair value due to 20% adverse change	$1,650
Discount rate (weighted-average annual rate)	11.09%
Decrease in fair value due to 10% adverse change	$663
Decrease in fair value due to 20% adverse change	$1,281

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

12 – DEPOSITS

The following table summarizes deposit balances:

	September 30, 2012	December 31, 2011
	(In thousands)
Type of account and interest rate:
Non-interest bearing checking accounts	$780,717	$705,789
Savings accounts	2,287,511	2,145,625
Interest-bearing checking accounts	1,117,189	1,066,753
Certificates of deposit	2,302,723	2,258,216
Brokered certificates of deposit	3,408,262	3,731,371

	$9,896,402	$9,907,754

Brokered certificates of deposit mature as follows:

September 30, 2012
(In thousands)
One to ninety days	$654,931
Over ninety days to one year	1,761,624
One to three years	889,003
Three to five years	98,446
Over five years	4,258

Total	$3,408,262

The following are the components of interest expense on deposits:

	Quarter Ended		Nine-Month Period Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(In thousands)		(In thousands)
Interest expense on deposits	$27,653	$42,465	$92,569	$136,507
Amortization of broker placement fees	2,300	3,675	7,607	13,217

Interest expense on deposits	$29,953	$46,140	$100,176	$149,724

13 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (repurchase agreements) consist of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
Repurchase agreements, interest ranging from 2.45% to 3.52% (December 31, 2011 - 2.50% to 4.40%)	$900,000	$1,000,000

Repurchase agreements mature as follows:

September 30, 2012
(In thousands)
Three to five years	$600,000
Over five years	300,000

Total	$900,000

As of September 30, 2012 and December 31, 2011, the securities underlying such agreements were delivered to the dealers with whom the repurchase agreements were transacted.

Repurchase agreements as of September 30, 2012, grouped by counterparty, were as follows:

(Dollars in thousands)	Amount	Weighted-Average Maturity (In Months)
Counterparty
Citigroup Global Markets	$300,000	49
JP Morgan Chase	200,000	52
Dean Witter / Morgan Stanley	100,000	60
Credit Suisse First Boston	300,000	62

	$900,000

14 – ADVANCES FROM THE FEDERAL HOME LOAN BANK (FHLB)

Following is a summary of the advances from the FHLB:

(In thousands)	September 30, 2012	December 31, 2011
Fixed-rate advances from FHLB, with a weighted-average interest rate of 2.31% (December 31, 2011 - 3.59%)	$518,440	$367,440

Advances from FHLB mature as follows:

September 30, 2012
(In thousands)
One to thirty days	$10,000
Over ninety days to one year	155,000
One to three years	53,440
Three to five years	300,000

Total	$518,440

As of September 30, 2012, the Corporation had additional capacity of approximately $300.4 million on this credit facility based on collateral pledged at the FHLB, including haircuts reflecting the perceived risk associated with holding the collateral.

15 – NOTES PAYABLE

Notes payable consist of:

(In thousands)	September 30, 2012	December 31, 2011
Callable step-rate notes, bearing step increasing interest from 5.00% to 7.00% (6.00 % as of December 31, 2011) maturing on October 18, 2019, measured at fair value (1)	$—	$15,968
Dow Jones Industrial Average (DJIA) linked principal protected notes:
Series A maturing on February 28, 2012	—	7,374

	$—	$23,342

(1)	During the second quarter of 2012, the Corporation prepaid medium term notes with a principal balance of 15.4 million that carried a rate of 6.00%. These notes were carried at fair value and changes in value were recorded as part of interest expense. As a result of the prepayment of the notes, a marked-to-market loss of $0.5 million was reversed resulting in a reduction in interest expense for the first nine months of 2012.

16 – OTHER BORROWINGS

Other borrowings consist of:

(In thousands)	September 30, 2012	December 31, 2011
Junior subordinated debentures due in 2034, interest-bearing at a floating-rate of 2.75% over 3-month LIBOR (3.14% as of September 30, 2012 and 3.31% as of December 31, 2011)	$103,093	$103,093
Junior subordinated debentures due in 2034, interest-bearing at a floating-rate of 2.50% over 3-month LIBOR (2.89% as of September 30, 2012 and 3.06% as of December 31, 2011)	128,866	128,866

	$231,959	$231,959

17 – STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2012 and December 31, 2011, the Corporation had 2,000,000,000 authorized shares of common stock with a par value of $0.10 per share. As of September 30, 2012 and December 31, 2011, there were 206,674,221 and 205,794,024 shares issued, respectively, and 206,179,368 and 205,134,171 shares outstanding, respectively. On July 30, 2009, the Corporation announced the suspension of common and preferred stock dividends effective with the preferred dividend for the month of August 2009.

In August of 2012 the Corporation granted 44,910 shares of restricted stock under the Omnibus Plan, as amended, to the independent directors subject to a one year vesting period. Also in March of 2012 the Corporation granted 719,500 shares of restricted stock, to certain senior executive officers and certain other employees. The restrictions on such restricted stock will lapse 50% over a two year period and 50% over a three year period. Included in the shares of restricted stock granted in 2012 are 557,000 shares granted to certain senior executive officers consistent with the requirements of the TARP Interim Final Rule, refer to Note 3 for additional details. The shares of restricted stock may vest more quickly in the event of death, disability, retirement, or a change in control. Based on particular circumstances evaluated by the Compensation Committee as they may relate to the termination of a restricted stock holder, the Corporation’s Board of Directors may, with the recommendation of the Compensation Committee, grant the full vesting of the restricted stock held upon termination of employment. Holders of restricted stock have the right to dividends or dividend equivalents, as applicable, during the restriction period. Such dividends or dividend equivalents will accrue during the restriction period, but will not be paid until restrictions lapse. The holder of restricted stock has the right to vote the shares.

Preferred Stock

The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1, redeemable at the Corporation’s option subject to certain terms. This stock may be issued in series and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. As of September 30, 2012, the Corporation has five outstanding series of non-convertible non-cumulative preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% non-cumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E. The liquidation value per share is $25. Effective January 17, 2012, the Corporation delisted all of the series of non-convertible, non-cumulative preferred stock from the New York Stock Exchange. The Corporation has not arranged for listing and/or registration on another national securities exchange or for quotation of the preferred stock in a quotation medium.

As mentioned above, the Corporation stopped paying dividends for common and all its outstanding series of preferred stock. This suspension was effective with the dividends for the month of August 2009 on the Corporation’s five outstanding series of non-cumulative preferred stock.

Stock repurchase plan and treasury stock

The Corporation has a stock repurchase program under which, from time to time, it repurchases shares of common stock in the open market and holds them as treasury stock. No shares of common stock were repurchased during the first nine-months of 2012 or in 2011 by the Corporation. On February 17, 2012, the Corporation sold 165,000 shares of treasury stock at a purchase price of $3.79 per share to a director. As of September 30, 2012 and December 31, 2011 the Corporation had 494,853 and 659,853 shares held as treasury stock, respectively, that were available for general corporate purposes.

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

The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through International Banking Entity (“IBE”) of the Bank and through the Bank’s subsidiary, FirstBank Overseas Corporation, in which the interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation except for tax yeas that commenced after December 31, 2008 and before January 1, 2012, for which a special 5% tax was imposed to all IBEs. The IBEs and FirsBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived from eligible activities by IBEs operating in Puerto Rico. IBEs that operate as a unit of a bank pay income taxes at normal rates to the extent that the IBEs’ net income exceeds 20% of the bank’s total net taxable income.

For the quarter and nine-month period ended September 30, 2012, the Corporation recorded an income tax expense of $0.7 million and $4.4 million, respectively, compared to an income tax expense of $2.9 million and $9.1 million for the same periods in 2011. The decrease is primarily due to lower taxable income from profitable subsidiaries and for the nine-months period was also driven by a reduction in deferred tax assets of profitable subsidiaries due to a reduction in statutory tax rates in 2011. The income tax in the interim financial statements is calculated based on the income of the individual subsidiaries and the currently valid tax rates as a best possible estimate. As of September 30, 2012, the deferred tax asset, net of a valuation allowance of $360.0 million, amounted to $4.6 million compared to $5.4 million as of December 31, 2011.

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

In assessing the weight of positive and negative evidence, a significant negative factor that resulted in the maintenance of the valuation allowance was that the Corporation’s banking subsidiary, FirstBank Puerto Rico, continues in a three-year historical cumulative loss position as of September 30, 2012, mainly due to significant charges to the provision for loan and lease losses in prior years as a result of the economic downturn. As of September 30, 2012, management concluded that $4.6 million of the deferred tax asset will be realized as it relate to profitable subsidiaries and to amounts that can be realized through future reversals of existing taxable temporary differences. To the extent the realization of a portion, or all, of the tax asset becomes “more likely than not” based on changes in circumstances (such as, improved earnings, changes in tax laws or other relevant changes), a reversal of that portion of the deferred tax asset valuation allowance will then be recorded.

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

During the third quarter of 2011, the Corporation recorded new UTBs of $2.4 million, all of which would, if recognized, affect the Corporations effective tax rate. The Corporation classified all interest and penalties, if any, related to tax uncertainties as income tax expense. As of September 30, 2012, the Corporation’s accrued interest that relates to tax uncertainties amounted to $1.1 million and there is no need to accrue for the payment of penalties. For the nine-month period ended September 30, 2012, the total amount of interest recognized by the Corporation as part of income tax expense related to tax uncertainties was $0.2 million. During the first nine months of 2012 there was no change to the UTB of $2.4 million. The amount of UTBs may increase or decrease for various reasons, including changes in the amounts for current tax year positions, the expiration of open income tax returns due to the expiration of statutes of limitations, changes in management’s judgment about the level of uncertainty, the status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. The years 2007 through 2009 have been examined by the United States Internal Revenue Service (“IRS”) and disputed issues have been taken to administrative appeals. Although the timing of the resolution and/or closure of audits is highly uncertain, the Corporation believes it is reasonably possible that the IRS will conclude this audit within the next twelve months. If any issues addressed in the IRS audit are resolved in a manner not consistent with the Corporation’s expectations, the Corporation could be required to adjust its provision for income taxes in the period such resolution occurs. The Corporation currently cannot reasonably estimate a range of possible changes to existing reserves.

The Corporation’s liability for income taxes includes the liability for UTBs, and interest which relates to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the PR Code is 4 years; and for Virgin Islands and U.S. income tax purposes is 3 years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For Puerto Rico and Virgin Islands income tax purposes, all tax years subsequent to 2009 remain open to examination. Taxable years from 2007 remain open to examination for U.S. income tax purpose.

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

Financial instruments Recorded at Fair Value on a Recurring Basis

Investment securities available for sale

The fair value of investment securities was the market value based on quoted market prices (as is the case with equity securities, U.S. Treasury notes and non-callable U.S. Agency debt securities), when available (Level 1), or market prices for identical or comparable assets (as is the case with MBS and callable U.S. agency debt) that are based on observable market parameters including benchmark yields, reported trades, quotes from brokers or dealers, issuer spreads, bids, offers and reference data including market research operations, (Level 2). Observable prices in the market already consider the risk of nonperformance. If listed prices or quotes are not available, fair value is based upon models that use unobservable inputs due to the limited market activity of the instrument, as is the case with certain private label mortgage-backed securities held by the Corporation, (Level 3).

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

Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments for the quarter and nine-month period ended September 30, 2012 was immaterial.

Term notes payable

The fair value of term notes was determined using a discounted cash flow analysis over the full term of the borrowings. The model assumes that the embedded options are exercised economically. The discount rates used in the valuations consider 3-month LIBOR forward curves and the credit spread at every cash flow. During the second quarter of 2012, the Corporation prepaid medium term notes with a principal balance of $15.4 million that carried a rate of 6.00%. These notes were carried at fair value and changes in value were recorded as part of interest expense. As a result of the prepayment of the notes, a marked-to-market loss of $0.5 million was reversed resulting in a reduction in interest expense for the nine-month period ended on September 30, 2012.

Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Corporation has elected the fair value option, are summarized below:

	As of September 30, 2012				As of December 31, 2011
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Assets:
Securities available for sale :
Equity securities	$40	$—	$—	$40	$41	$—	$—	$41
U.S. Treasury Securities	7,495	—	—	7,495	476,992	—	—	476,992
Non-callable U.S. agency debt	—	—	—	—	301,585	—	—	301,585
Callable U.S. agency debt and MBS	—	1,472,277	—	1,472,277	—	859,818	—	859,818
Puerto Rico Government Obligations	—	59,603	3,743	63,346	—	219,369	3,244	222,613
Private label MBS	—	—	54,689	54,689	—	—	61,206	61,206
Corporate bonds	—	—	—	—	—	—	1,013	1,013
Derivatives, included in assets:
Interest rate swap agreements	—	318	—	318	—	378	—	378
Purchased options used to manage exposure to the stock market on embeded stock indexed options	—	—	—	—	—	899	—	899
Forward contracts	—	18	—	18	—	—	—	—
Liabilities:
Medium-term notes	—	—	—	—	—	15,968	—	15,968
Derivatives, included in liabilities:
Interest rate swap agreements	—	6,238	—	6,238	—	6,767	—	6,767
Embedded written options on stock index deposits and notes payable	—	—	—	—	—	899	—	899
Forward Contracts	—	190	—	190	—	168	—	168

Total	$7,535	$1,538,644	$58,432	$1,604,611	$778,618	$1,104,266	$65,463	$1,948,347

	Changes in Fair Value for items Measured at Fair Value Pursuant to Election of the Fair Value Option For the Quarter ended September 30,
	2012	2011
(In thousands)	Decrease (increase) in Interest Expense included in Current-Period Earnings (1)
Medium-term notes	$—	$(1,871)

(1)	Changes in fair value for the quarter ended September 30, 2011 include interest expense on medium-term notes of $0.2 million. Interest expense on medium-term notes that have been elected to be carried at fair value are recorded in interest expense in the Consolidated Statement of Income (Loss) based on their contractual coupons.

	Changes in Fair Value for items Measured at Fair Value Pursuant to Election of the Fair Value Option For the Nine-Month Period Ended September 30,
	2012	2011
(In thousands)	Decrease (increase) in Interest Expense included in Current-Period Earnings (1)
Medium-term notes	$(140)	$(2,864)

(1)	Changes in fair value for the nine-month period ended September 30, 2012 and 2011 include interest expense on medium-term notes of $0.4 million and $0.7 million, respectively. Interest expense on medium-term notes that have been elected to be carried at fair value are recorded in interest expense in the Consolidated Statement of Income (Loss) based on their contractual coupons.

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter and nine-month period ended September 30, 2012 and 2011.

	Total Fair Value Measurements Quarter ended September 30,
	2012	2011
Level 3 Instruments Only (In thousands)	Securities Available For Sale (1)	Securities Available For Sale (1)
Beginning balance	$61,838	71,412
Total gains or (losses) (realized/unrealized):
Included in earnings	(557)	(350)
Included in other comprehensive income	1,666	897
Sales	(1,450)	—
Principal repayments and amortization	(3,065)	(3,851)

Ending balance	$58,432	$68,108

(1)	Amounts mostly related to private label mortgage-backed securities.

	Total Fair Value Measurements Nine-Month Period Ended September 30,
	2012	2011
Level 3 Instruments Only (In thousands)	Securities Available For Sale (1)	Securities Available For Sale (1)
Beginning balance	$65,463	74,993
Total gains or (losses) (realized/unrealized):
Included in earnings	(1,933)	(957)
Included in other comprehensive income	6,722	2,768
Held-to-Maturity investment securities reclassified to Available-for-Sale	—	2,000
Sales	(1,450)	—
Principal repayments and amortization	(10,370)	(10,696)

Ending balance	$58,432	$68,108

(1)	Amounts mostly related to private label mortgage-backed securities.

The table below presents qualitative information for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2012.

	September 30, 2012
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
Investment securities available-for-sale:
Private label MBS	$54,689	Discounted cash flow	Discount rate	14.5%
			Prepayment rate	23.81% - 43.58% (Weighted Average 33%)
			Projected Cumulative Loss Rate	0.71% - 17.51% (Weighted Average 7%)
Puerto Rico Government Obligations	3,743	Discounted cash flow	Prepayment Speed	5.95%

Information about Sensitivity to Changes in Significant Unobservable Inputs

Private label MBS: The significant unobservable inputs in the valuation include probability of default, the loss severity assumption and the prepayment rates. Shifts in those inputs would result in different fair value measurements. Increases in the probability of default, loss severity assumptions and pre-payments rates in isolation would generally result in an adverse effect in the fair value of the instruments. Meaningful and possible shifts of each input were modeled to assess the effect on the fair value estimation.

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

As of September 30, 2012, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of September 30, 2012			Losses recorded for the Quarter Ended September 30, 2012	Losses recorded for the Nine-Month Period Ended September 30, 2012
	Level 1	Level 2	Level 3
	(In thousands)
Loans receivable (1)	$—	$—	$702,308	$19,676	$80,172
Other Real Estate Owned (2)	—	—	177,001	3,264	7,860
Mortgage servicing rights (3)	—	—	16,660	363	203

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral. The fair values are derived from external appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g. absorption rates), which are not market observable.
(2)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates), which are not market observable. Losses are related to market valuation adjustments after the transfer from the loan to the Other Real Estate Owned (“OREO”) portfolio.
(3)	Fair value adjustments to mortgage servicing rights were mainly due to assumptions associated with mortgage prepayment rates. The Corporation carries its mortgage servicing rights at lower of cost or market, and they are accordingly measured at fair value on a non-recurring basis. Assumptions for the value of mortgage servicing rights include: Prepayment rate 12.66%, Discount Rate 11.09%.

As of September 30, 2011, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of September 30, 2011			Losses recorded for the Quarter Ended September 30, 2011	Losses recorded for the Nine-Month Period Ended September 30, 2011
	Level 1	Level 2	Level 3
	(In thousands)
Loans receivable (1)	$—	$—	$842,773	$45,312	$187,269
Other Real Estate Owned (2)	—	—	109,514	2,325	6,294

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral. The fair values are derived from external appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g. absorption rates), which are not market observable.
(2)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates), which are not market observable. Losses are related to market valuation adjustments after the transfer from the loan to the Other Real Estate Owned (“OREO”) portfolio.

Qualitative information regarding the fair value measurements for Level 3 financial instruments are as follows:

September 30, 2012
	Method	Inputs

Loans	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors
OREO	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors
Mortgage servicing rights	Discounted Cash Flow	Weighted average prepayment speed 12.66%; weighted average discount rate 11.09%

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

Loans receivable, including loans held for sale

The fair value of loans held for investment and for mortgage loans held for sale was estimated using discounted cash flow analyses, based on interest rates currently being offered for loans with similar terms and credit quality and with adjustments that the Corporation’s management believes a market participant would consider in determining fair value. Loans were classified by type such as commercial, residential mortgage, and automobile. These asset categories were further segmented into fixed- and adjustable-rate categories. The fair values of performing fixed-rate and adjustable-rate loans were calculated by discounting expected cash flows through the estimated maturity date. This fair value is not currently an indication of an exit price as that type of assumption could result in a different fair value estimate. The fair value of credit card loans was estimated using a discounted cash flow method and excludes any value related to customer account relationship. Loans with no stated maturity, like credit lines, were valued at book value. Prepayment assumptions were considered for non-residential loans. For residential mortgage loans, prepayment estimates were based on recent historical prepayment experience of the Corporation’s residential mortgage portfolio. Discount rates were based on the Treasury and LIBOR/Swap Yield Curves at the date of the analysis, and included appropriate adjustments for expected credit losses and liquidity.

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

The fair value of brokered CDs, which are included within deposits, is determined using discounted cash flow analyses over the full term of the CDs. The fair value of the CDs is computed using the outstanding principal amount. The discount rates used are based on brokered CD market rates as of September 30, 2012. The fair value does not incorporate the risk of nonperformance, since interests in brokered CDs are generally sold by brokers in amounts of less than $250,000 and, therefore, insured by the FDIC.

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

The following table presents the estimated fair value and carrying value of financial instruments as of September 30, 2012 and December 31, 2011

	Total Carrying Amount in Statement of Financial Condition September 30, 2012	Fair Value Estimated September 30, 2012	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash and due from banks and money market investments	$1,003,720	$1,003,720	$1,003,720	$—	$—
Investment securities available for sale	1,597,847	1,597,847	7,535	1,531,880	58,432
Other equity securities	39,656	39,656	—	39,656	—
Loans held for sale	68,349	70,976	—	70,976	—
Loans, held for investment	10,188,164	—	—	—	—
Less: allowance for loan and lease losses	(445,531)

Loans held for investment, net of allowance	$9,742,633	9,466,460	—	—	9,466,460

Derivatives, included in assets	336	336	—	336	—
Liabilities:
Deposits	9,896,402	9,937,355	—	9,937,355	—
Securities sold under agreements to repurchase	900,000	997,179	—	997,179	—
Advances from FHLB	518,440	524,176	—	524,176	—
Other borrowings	231,959	132,599	—	—	132,599
Derivatives, included in liabilities	6,428	6,428	—	6,428	—

	Total Carrying Amount in Statement of Financial Condition December 31, 2011	Fair Value Estimated December 31, 2011
	(In thousands)
Assets:
Cash and due from banks and money market investments	$446,566	$446,566
Investment securities available for sale	1,923,268	1,923,268
Other equity securities	37,951	37,951
Loans held for sale	15,822	16,038
Loans, held for investment	10,559,392	—
Less: allowance for loan and lease losses	(493,917)	—

Loans held for investment, net of allowance	$10,065,475	9,618,267

Derivatives, included in assets	1,277	1,277
Liabilities:
Deposits	9,907,754	9,974,119
Securities sold under agreements to repurchase	1,000,000	1,102,263
Advances from FHLB	367,440	379,730
Notes Payable	23,342	22,476
Other borrowings	231,959	160,603
Derivatives, included in liabilities	7,834	7,834

20 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information follows:

	Nine-Month Period Ended September 30, 2012
	2012	2011
	(In thousands)
Cash paid for:
Interest on borrowings	$128,193	$191,570
Income tax	5,139	2,120
Non-cash investing and financing activities:
Additions to other real estate owned	133,124	125,420
Additions to auto repossesions	39,383	50,380
Capitalization of servicing assets	4,486	3,793
Loan securitizations	165,318	151,972
Loans sold to a joint venture in exchange for an acquisition loan and an equity interest in the joint venture	—	183,709
Reclassification of Held-to-Maturity investment securities to Available-for-Sale	—	88,751

21 – SEGMENT INFORMATION

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of September 30, 2012, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States operations and Virgin Islands operations. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Others factors such as the Corporation’s organizational chart, nature of the products, distribution channels and the economic characteristics of the product were also considered in the determination of the reportable segments.

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

The accounting policies of the segments are the same as those referred to in Note 1 to the Corporation’s financial statements for the year ended December 31, 2011 contained in the Corporation’s Annual Report on Form 10-K.

The Corporation evaluates the performance of the segments based on net interest income, the estimated provision for loan and lease losses, non-interest income and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the allowance for loan and lease losses.

The following table presents information about the reportable segments (in thousands):

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended September 30, 2012:
Interest income	$27,792	$60,306	$46,104	$11,563	$9,031	$12,168	$166,964
Net (charge) credit for transfer of funds	(12,357)	(756)	(5,933)	15,991	3,055	—	—
Interest expense	—	(7,289)	—	(26,191)	(6,903)	(1,078)	(41,461)

Net interest income	15,435	52,261	40,171	1,363	5,183	11,090	125,503

Provision for loan and lease losses	(8,453)	(12,000)	(5,892)	—	6,860	(9,467)	(28,952)
Non-interest income	4,312	9,487	1,993	(538)	491	1,580	17,325
Direct non-interest expenses	(10,330)	(26,865)	(12,607)	(1,795)	(7,735)	(9,053)	(68,385)

Segment income (loss)	$964	$22,883	$23,665	$(970)	$4,799	$(5,850)	$45,491

Average earnings assets	$2,084,719	$1,784,630	$4,478,267	$2,259,288	$704,780	$797,332	$12,109,016

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended September 30, 2011:
Interest income	$27,505	$41,611	$51,101	$13,328	$11,101	$13,896	$158,542
Net (charge) credit for transfer of funds	(14,030)	3,528	(3,658)	10,203	3,957	—	—
Interest expense	—	(10,220)	—	(42,657)	(9,694)	(1,716)	(64,287)

Net interest income (loss)	13,475	34,919	47,443	(19,126)	5,364	12,180	94,255

Provision for loan and lease losses	(16,153)	(7,719)	(8,261)	—	(5,417)	(8,896)	(46,446)
Non-interest income	3,180	7,354	1,702	3,834	590	1,661	18,321
Direct non-interest expenses	(6,918)	(22,332)	(9,682)	(2,060)	(9,341)	(8,505)	(58,838)

Segment (loss) income	$(6,416)	$12,222	$31,202	$(17,352)	$(8,804)	$(3,560)	$7,292

Average earnings assets	$2,047,220	$1,435,818	$5,107,637	$2,765,749	$834,848	$888,393	$13,079,665

	Mortgage Banking	Consumer (Retail) Banking	Commercial & Corporate	Treasury & Investments	United States Operations	Virgin Islands Operations	Total
For the Nine-Month Period Ended September 30, 2012:
Interest income	$82,550	$147,641	$142,375	$34,077	$28,566	$37,514	$472,723
Net (charge) credit for transfer of funds	(37,848)	1,827	(18,964)	45,559	9,426	—	—
Interest expense	—	(23,818)	—	(86,551)	(22,702)	(3,578)	(136,649)

Net interest income (loss)	44,702	125,650	123,411	(6,915)	15,290	33,936	336,074

Provision for loan and lease losses	(29,541)	(21,576)	(37,449)	—	12,216	(13,683)	(90,033)
Non-interest income	12,070	23,827	8,215	(1,779)	1,264	4,952	48,549
Direct non-interest expenses	(31,142)	(73,964)	(37,356)	(5,107)	(20,912)	(28,506)	(196,987)

Segment (loss) income	$(3,911)	$53,937	$56,821	$(13,801)	$7,858	$(3,301)	$97,603

Average earnings assets	$2,061,036	$1,572,342	$4,635,264	$2,368,164	$735,889	$820,510	$12,193,205

	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the Nine-Month Period Ended September 30, 2011:
Interest income	$90,779	$127,401	$154,098	$52,770	$34,547	$43,268	$502,863
Net (charge) credit for transfer of funds	(48,007)	7,920	(9,672)	37,078	12,681	—	—
Interest expense	—	(32,334)	—	(139,998)	(30,543)	(5,019)	(207,894)

Net interest income (loss)	42,772	102,987	144,426	(50,150)	16,685	38,249	294,969

Provision for loan and lease losses	(27,892)	(10,622)	(108,902)	—	(15,546)	(31,400)	(194,362)
Non-interest income	18,968	21,342	6,531	42,548	903	8,912	99,204
Direct non-interest expenses	(23,140)	(67,944)	(30,559)	(4,744)	(26,159)	(27,921)	(180,467)

Segment income (loss)	$10,708	$45,763	$11,496	$(12,346)	$(24,117)	$(12,160)	$19,344

Average earnings assets	$2,192,271	$1,460,871	$5,219,856	$3,280,009	$866,778	$893,256	$13,913,041

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2012	2011	2012	2011
Net Income (loss):
Total income for segments and other	$45,491	$7,292	$97,603	$19,344
Other non-interest income (loss) (1)	(2,199)	(4,357)	(10,926)	(5,893)
Other operating expenses	(23,458)	(24,093)	(66,991)	(71,761)

Income (loss) before income taxes	19,834	(21,158)	19,686	(58,310)
Income tax expense	(761)	(2,888)	(4,439)	(9,080)

Total consolidated net income (loss)	$19,073	$(24,046)	$15,247	$(67,390)

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2012	2011	2012	2011
Average assets:
Total average earning assets for segments	$12,109,016	$13,079,665	$12,193,205	$13,913,041
Other average earning assets (1)	34,403	46,046	38,215	39,064
Average non-earning assets	707,816	662,192	692,083	670,758

Total consolidated average assets	$12,851,235	$13,787,903	$12,923,503	$14,622,863

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

Effective June 2, 2010, FirstBank, by and through its Board of Directors, entered into the FDIC Order with the FDIC and OCIF. This Order provides for various things, including (among other things) the following: (1) having and retaining qualified management; (2) increased participation in the affairs of FirstBank by its board of directors; (3) development and implementation by FirstBank of a capital plan to attain a leverage ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 10% and a total risk-based capital ratio of at least 12%; (4) adoption and implementation of strategic, liquidity and fund management and profit and budget plans and related projects within certain timetables set forth in the FDIC Order and on an ongoing basis; (5) adoption and implementation of plans for reducing FirstBank’s positions in certain classified assets and delinquent and non-accrual loans within timeframes set forth in the FDIC Order; (6) refraining from lending to delinquent or classified borrowers already obligated to FirstBank on any extensions of credit so long as such credit remains uncollected, except where FirstBank’s failure to extend further credit to a particular borrower would be detrimental to the best interests of FirstBank, and any such additional credit is approved by the FirstBank’s Board of Directors; (7) refraining from accepting, increasing, renewing or rolling over brokered CDs without the prior written approval of the FDIC; (8) establishment of a comprehensive policy and methodology for determining the allowance for loan and lease losses and the review and revision of FirstBank’s loan policies, including the non-accrual policy; and (9) adoption and implementation of adequate and effective programs of independent loan review, appraisal compliance and an effective policy for managing FirstBank’s sensitivity to interest rate risk. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the FDIC Order. Although all the regulatory capital ratios exceeded the established “well capitalized” levels and the minimum capital ratio requirements of the FDIC Order at September 30, 2012, because of the FDIC Order with the FDIC, FirstBank cannot be treated as a “well capitalized” institution under regulatory guidance.

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

The Corporation submitted its capital plan setting forth how it plans to improve capital positions to comply with the FDIC Order and the Written Agreement over time. In addition to the Capital Plan, the Corporation has submitted to its regulators a liquidity and brokered CD plan, including a contingency funding plan, a non-performing asset reduction plan, a budget and profit plan, a strategic plan and a plan for the reduction of classified and special mention assets. As of September 30, 2012 the Corporation had completed all of the items included in the capital plan and is working on to continue the reduction of non-performing loans. Further, the Corporation has reviewed and enhanced the Corporation’s loan review program, various credit policies, the Corporation’s treasury and investment policy, the Corporation’s asset classification and allowance for loan and lease losses and non-accrual policies, the Corporation’s charge-off policy and the Corporation’s appraisal program. The Agreements also require the submission to the regulators of quarterly progress reports.

The FDIC Order imposes no other restrictions on FirstBank’s products or services offered to customers, nor does it or the Written Agreement impose any type of penalties or fines upon FirstBank or the Corporation. Concurrent with the FDIC Order, the FDIC has granted FirstBank temporary waivers to enable it to continue accessing the brokered CD market through December 31, 2012. FirstBank will request approvals for future periods.

In June 2012, the U.S. banking regulators jointly published three notices of proposed rulemaking that are essentially intended to implement the Basel III for U.S. banks. Together these notices of proposed rulemaking would, among other things: (i) Implement in the United Stated the Basel III regulatory capital reforms including those that revise the definition of capital, increase minimum capital ratios, and introduce a minimum Tier 1 common equity ratio of 4.5% and a capital conservation buffer of 2.5% (for a total minimum Tier 1 common equity ratio of 7.0%); (ii) Revise “Basel I” rules for calculating risk-weighted assets to enhance risk sensitivity; and (iii) Comply with the Dodd-Frank Act provision prohibiting the reliance on external credit ratings.

Although uncertainty exists regarding final capital rules, based on our current interpretation of the proposed Basel III capital rules we anticipate to exceed the fully phased-in minimum capital ratios as established in the current proposal. The proposed Basel III capital rules and interpretations used in estimating our Basel III calculations are subject to change depending on final Basel III capital rules.

The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and commitments to sell mortgage loans at fair value. As of September 30, 2012, commitments to extend credit amounted to approximately $1.5 billion, of which $1.0 billion relate to credit card loans. Commercial and Financial standby letters of credit amounted to approximately $83.4 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. In the case of credit cards and personal lines of credit, the Corporation can at any time and without cause, cancel the unused credit facility. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with prospective borrowers.

Lehman Brothers Special Financing, Inc. (“Lehman”) was the counterparty to the Corporation on certain interest rate swap agreements. During the third quarter of 2008, Lehman failed to pay the scheduled net cash settlement due to the Corporation, which constituted an event of default under those interest rate swap agreements. The Corporation terminated all interest rate swaps with Lehman and replaced them with other counterparties under similar terms and conditions. In connection with the unpaid net cash settlement under the swap agreements, the Corporation has an unsecured counterparty exposure with Lehman, which filed for bankruptcy on October 3, 2008, of approximately $1.4 million. This exposure was reserved in the third quarter of 2008. The Corporation had securities pledged as collateral with a $63.6 million face value to guarantee its performance under the swap agreements in the event payment there under was required.

Since the second quarter of 2009, the Corporation has maintained a non-performing asset with a book value of $64.5 million in addition to accrued interest of $2.1 million related to the collateral pledged with Lehman. The Corporation believes that the securities pledged as collateral should not be part of the Lehman bankruptcy estate given the facts that the posted collateral constituted a performance guarantee under the swap agreements and was not part of a financing agreement, and that ownership of the securities was never transferred to Lehman. Upon termination of the interest rate swap agreements, Lehman’s obligation was to return the collateral to the Corporation. During the fourth quarter of 2009, the Corporation discovered that Lehman Brothers, Inc., acting as agent of Lehman, had deposited the securities in a custodial account at JP Morgan Chase, and that, shortly before the filing of the Lehman bankruptcy proceedings, it had provided instructions to have most of the securities transferred to Barclays Capital (“Barclays”) in New York. After Barclays’ refusal to turn over the securities, the Corporation filed a lawsuit against Barclays in federal court in New York demanding the return of the securities in December 2009. During February 2010, Barclays filed a motion with the court requesting that the Corporation’s claim be dismissed on the grounds that the allegations of the complaint are not sufficient to justify the granting of the remedies therein sought. Shortly thereafter, the Corporation filed its opposition motion. A hearing on the motions was held in court on April 28, 2010. The court, on that date, after hearing the arguments by both sides, concluded that the Corporation’s equitable-based causes of action, upon which the return of the investment securities is being demanded, contain allegations that sufficiently plead facts warranting the denial of Barclays’ motion to dismiss the Corporation’s claim. Accordingly, the judge ordered the case to proceed to trial.

Subsequent to the court decision, the district court judge transferred the case to the Lehman bankruptcy court for trial. Discovery pursuant to that case management plan has been completed. The parties filed dispositive motions on September 13, 2012. Oppositions to such motions and replies thereto must be filed by October 15, 2012 and November 14, 2012, respectively, but this timing is subject to adjustment. The Corporation may not succeed in its litigation against Barclays to recover all or a substantial portion of the securities.

Additionally, the Corporation continues to pursue its claim filed in January 2009 in the proceedings under the Securities Protection Act with regard to Lehman Brothers Inc. in the United States Bankruptcy Court for the Southern District of New York.

An estimated loss has not been accrued as the Corporation is unable to determine the timing of the claim resolution or whether it will succeed in recovering all or a substantial portion of the collateral or its equivalent value.

Because the Corporation has not had the benefit of the use of the investment securities pledged to Lehman (i.e., ability to sell, pledge or transfer), and because the Corporation has not received principal or interest payments since 2008 (after the collapse of Lehman), the appropriate carrying value of these securities has been under review with our regulators, with recent heightened concern due to the complex and lengthy litigation regarding this matter. If, as a result of these discussions, developments in the litigation, or for other reasons, the Corporation should determine that it is probable that the asset has been impaired and that the Corporation needs to recognize a partial or full loss for the investment securities pledged to Lehman, such an action would adversely affect the Corporation’s results of operations in the period in which such action is taken. The Corporation expects to reassess the recoverability of the asset upon the resolution of the dispositive motions filed with the court, which motions could be resolved in the fourth quarter of 2012.

As of September 30, 2012, First BanCorp and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. Management believes that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position or results of operations.

23 – FIRST BANCORP. (Holding Company Only) Financial Information

The following condensed financial information presents the financial position of the Holding Company only as of September 30, 2012 and December 31, 2011 and the results of its operations for the quarter and nine-month period ended September 30, 2012 and 2011.

	As of September 30, 2012	As of December 31, 2011
	(In thousands)
Assets
Cash and due from banks	$36,631	$41,681
Money market investments	6,111	3,111
Investment securities available for sale, at market:
Equity investments	40	41
Other investment securities	1,300	1,300
Investment in First Bank Puerto Rico, at equity	1,660,373	1,615,304
Investment in First Bank Insurance Agency, at equity	7,163	5,338
Investment in FBP Statutory Trust I	3,093	3,093
Investment in FBP Statutory Trust II	3,866	3,866
Other assets	3,669	3,488

Total assets	$1,722,246	$1,677,222

Liabilities & Stockholders’ Equity
Liabilities:
Other borrowings	$231,959	$231,959
Accounts payable and other liabilities	6,170	1,119

Total liabilities	238,129	233,078

Stockholders’ equity	1,484,117	1,444,144

Total liabilities and stockholders’ equity	$1,722,246	$1,677,222

	Quarter Ended		Nine-Month Period Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(In thousands)
Income:
Interest income on investment securities	$—	$1	$—	$1
Dividends from other subsidiaries	—	—	—	3,000
Interest income on other investments	6	—	12	—
Other income	55	53	165	157

	61	54	177	3,158

Expense:
Notes payable and other borrowings	1,849	1,755	5,529	5,221
Other operating expenses	783	745	2,618	1,792

	2,632	2,500	8,147	7,013

Investment related proceeds and impairments on equity securities	—	—	—	679

Loss before income taxes and equity in undistributed earnings (losses) of subsidiaries	(2,571)	(2,446)	(7,970)	(3,176)
Income tax provision	—	—	—	—
Equity in undistributed earnings (losses) of subsidiaries	21,644	(21,600)	23,217	(64,214)

Net income (loss)	$19,073	$(24,046)	$15,247	$(67,390)

24 – SUBSEQUENT EVENTS

The Corporation has performed an evaluation of events occurring subsequent to September 30, 2012; management has determined that there are no additional events occurring in this period that required disclosure in or adjustment to the accompanying financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

SELECTED FINANCIAL DATA

	Quarter ended		Nine-Month Period Ended
(In thousands, except for per share and financial ratios)	September 30,		September 30,
	2012	2011	2012	2011
Condensed Income Statements:
Total interest income	$166,964	$158,542	$472,723	$502,863
Total interest expense	41,461	64,287	136,649	207,894
Net interest income	125,503	94,255	336,074	294,969
Provision for loan and lease losses	28,952	46,446	90,033	194,362
Non-interest income	15,126	13,964	37,623	93,311
Non-interest expenses	91,843	82,931	263,978	252,228
Income (loss) before income taxes	19,834	(21,158)	19,686	(58,310)
Income tax expense	(761)	(2,888)	(4,439)	(9,080)
Net income (loss)	19,073	(24,046)	15,247	(67,390)
Net income (loss) attributable to common stockholders	19,073	(31,143)	15,247	(88,785)
Per Common Share Results:
Net earnings (loss) per share basic	$0.09	$(1.46)	$0.07	$(4.17)
Net earnings (loss) per share diluted	$0.09	$(1.46)	$0.07	$(4.17)
Cash dividends declared	$—	$—	$—	$—
Average shares outstanding	205,415	21,303	205,349	21,303
Average shares outstanding diluted	205,923	21,303	205,697	21,303
Book value per common share	$6.89	$26.12	$6.89	$26.12
Tangible book value per common share (1)	$6.59	$24.22	$6.59	$24.22
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	0.59	(0.69)	0.16	(0.62)
Interest Rate Spread (2)	3.77	2.61	3.31	2.55
Net Interest Margin (2)	4.02	2.86	3.59	2.81
Return on Average Total Equity	5.19	(9.46)	1.41	(8.78)
Return on Average Common Equity	5.43	(21.33)	1.47	(19.83)
Average Total Equity to Average Total Assets	11.37	7.31	11.20	7.02
Tangible common equity ratio (1)	10.39	3.84	10.39	3.84
Dividend payout ratio	—	—	—	—
Efficiency ratio (3)	65.31	76.63	70.64	64.96
Asset Quality:
Allowance for loan and lease losses to loans held for investment	4.37	4.89	4.37	4.89
Net charge-offs (annualized) to average loans (4)	1.58	2.50	1.79	2.72
Provision for loan and lease losses to net charge-offs	71.36	68.67	65.04	85.36
Non-performing assets to total assets (4)	9.58	10.22	9.58	10.22
Non-performing loans held for investment to total loans held for investment (4)	9.89	11.13	9.89	11.13
Allowance to total non-performing loans held for investment (4)	44.20	43.90	44.20	43.90
Allowance to total non-performing loans held for investment excluding residential real estate loans (4)	64.84	63.44	64.84	63.44
Other Information:
Common Stock Price: End of period	$4.42	$2.80	$4.42	$2.80

	As of September 30, 2012	As of December 31, 2011
Balance Sheet Data:
Loans, including loans held for sale	$10,256,513	$10,575,214
Allowance for loan and lease losses	445,531	493,917
Money market and investment securities	1,854,435	2,200,888
Intangible assets	61,941	39,787
Deferred tax asset, net	4,577	5,442
Total assets	13,139,747	13,127,275
Deposits	9,896,402	9,907,754
Borrowings	1,650,399	1,622,741
Total preferred equity	63,047	63,047
Total common equity	1,378,578	1,361,899
Accumulated other comprehensive income, net of tax	42,492	19,198
Total equity	1,484,117	1,444,144

(1)	Non-GAAP measure. Refer to “Capital” discussion below for additional information of the components and reconciliation of these measures.
(2)	On a tax-equivalent basis and excluding the changes in fair value of derivative instruments and financial liabilities measured at fair value (see “Net Interest Income” discussion below for a reconciliation of this non-GAAP measure).
(3)	Non-interest expense to the sum of net interest income and non-interest income. The denominator includes non-recurring income and changes in the fair value of derivative instruments and financial instruments measured at fair value.
(4)	Loans used in the denominator in calculating net charge-off, non-performing loan and non-performing asset rates include purchased credit-impaired (“PCI”) loans. However, the Corporation separately tracks and reports PCI loans and exclude these from delinquency, non-performing loan and non-performing asset statistics.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the accompanying consolidated unaudited financial statements of First BanCorp. (the “Corporation” or “First BanCorp.”) and should be read in conjunction with such financial statements and the notes thereto.

EXECUTIVE SUMMARY

First BanCorp. is a diversified financial holding company headquartered in San Juan, Puerto Rico offering a full range of financial products to consumers and commercial customers through various subsidiaries. First BanCorp. is the holding company of FirstBank Puerto Rico (“FirstBank” or the “Bank”) and FirstBank Insurance Agency. Through its wholly-owned subsidiaries, the Corporation operates offices in Puerto Rico, the United States and British Virgin Islands and the State of Florida (USA) concentrating in commercial banking, residential mortgage loan originations, finance leases, personal loans, small loans, auto loans, insurance agency and broker-dealer activities.

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

Net income for the quarter ended September 30, 2012 amounted to $19.1 million or $0.09 per diluted common share, compared to a net loss of $24.0 million or ($1.46) per diluted common share for the quarter ended September 30, 2011. The Corporation’s financial results for the third quarter of 2012, as compared to the third quarter of 2011, were principally impacted by: (i) a $31.2 million increase in net interest income mainly achieved through reductions in the overall cost of funding and the impact of the $406 million credit cards portfolio acquired in late May 2012, (ii) a decrease of $17.5 million in the provision for loan and lease losses which reflected primarily a lower provision for commercial mortgage loans due to improvements in the cumulative charge-off history used for the general reserve determination, the decrease in the amount of adversely classified loans and the overall decrease in the size of the portfolio. These variances were partially offset by an $8.9 million increase in non-interest expenses driven by higher losses on real estate owned (REO) operations and expenses related to the recently acquired credit cards portfolio.

The key drivers of the Corporation’s financial results for the quarter ended September 30, 2012 include the following:

•

Net interest income for the quarter ended September 30, 2012 was $125.5 million, compared to $94.3 million for the same period in 2011 driven by an improvement of 116 basis points in the net interest margin, excluding fair value adjustments (for definition and reconciliation of this non-GAAP measure, refer to “Net Interest Income” discussion below) to 3.98%. The improvement in the net interest margin was primarily due to: (i) a decrease of 51 basis points in the average cost of funding achieved through lower deposit pricing and the maturity of high-cost borrowings, and (ii) the purchase in late May of a $406 million credit cards portfolio from FIA Card Services (FIA). This acquisition increased the average balance of consumer loans by approximately $366.9 million and contributed $18.6 million to interest income, including $3.1 million related to the discount accretion recorded as an adjustment to the yield of the purchased portfolio, and was the main driver for the 64 basis points increase in the yield on total earning assets. Refer to the “Net Interest Income” discussion below for additional information.

•

For the third quarter of 2012, the Corporation’s provision for loan and lease losses amounted to $29.0 million, compared to $46.4 million for the same period in 2011. The decrease in the provision for 2012 was primarily driven by a lower provision for commercial mortgage loans due to improvements in the cumulative charge-off history used for the general reserve determination, the reduction in adversely classified loans and the overall decrease in the size of the portfolio. Refer to the discussions under “Provision for loan and lease losses” and “Risk Management” below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios.

•

For the quarter ended September 30, 2012, the Corporation’s non-interest income amounted to $15.1 million, compared to $14.0 million for the quarter ended September 30, 2011. The increase in non-interest income was mainly due to $3.1 million of interchange and other fees related to the credit cards portfolio acquired and a decrease of $2.2 million in equity in losses of unconsolidated entities. Revenues from mortgage banking activities also showed an increase of $1.1 million. These variances were partially offset by the impact in the prior year of a $3.5 million gain recorded in connection with certain Puerto Rico Housing Finance Authority bonds held by the corporation that were exchanged for cash as part of a tender offer.

•

Non-interest expenses for the third quarter of 2012 amounted to $91.8 million, compared to $82.9 million for the same period in 2011. The increase of $8.9 million was mainly related to a $3.7 million increase in losses on real estate owned operations, a $3.0 million increase in servicing and processing fees, mainly related to the servicing of the credit cards portfolio, a $1.7 million increase in employee compensation and benefits, and higher marketing expenses including accrued expenses related to the credit cards portfolio rewards program. Partially offsetting this increase was a $1.9 million decrease in the deposit insurance premium expense. Refer to the “Non Interest Expenses” discussion below for additional information.

•

For the third quarter of 2012, the Corporation recorded an income tax expense of $0.8 million, compared to $2.9 million for the same period in 2011. The variance is mainly due to lower taxable income from profitable subsidiaries. Refer to the “Income Taxes” discussion below for additional information.

•

Total assets as of September 30, 2012 amounted to $13.1 billion, an increase of $12.5 million compared to total assets as of December 31, 2011. The increase is attributable to a higher liquidity obtained, in part, through Federal Home Loan Bank (FHLB) advances and increases in non-brokered deposits. Cash and cash equivalents increased by $557.2 million, offset by a reduction in loans and investment securities. The available for sale investment securities decreased by $325.4 million driven by matured U.S. Treasury and agency debt securities and Puerto Rico Government Obligations called prior to their contractual maturity, partially offset by purchases of U.S. agency mortgage-backed securities (MBS). Additionally, the loan portfolio decreased by $270.3 million, led by pay-offs and repayments of commercial and industrial (“C&I”) loans, as well as foreclosures and charge-offs. The REO portfolio increased by $62.7 million. Refer to the “Financial Condition and Operating Data” discussion below for additional information.

•

As of September 30, 2012, total liabilities amounted to $11.66 billion, a decrease of approximately $27.5 million, as compared to $11.68 billion as of December 31, 2011. The decline in total liabilities is mainly attributable to a decrease of $323.1 million in brokered CDs. In addition, the Corporation repaid $100 million of maturing repurchase agreements, and all of its $21 million of medium-term notes. These variances were partially offset by a $311.8 million increase in non-brokered deposits and a $151 million increase in FHLB advances. Refer to the “Risk Management – Liquidity and Capital Adequacy” discussion below for additional information about the Corporation’s funding sources.

•

The Corporation’s stockholders’ equity amounted to $1.5 billion as of September 30, 2012, an increase of $40.0 million from December 31, 2011, driven by a $23.3 million increase in other comprehensive income due to higher unrealized gains on available for sale securities, net income of $15.2 million for the first nine months of 2012, and net proceeds of $1.0 million related to 280,787 shares of common stock sold. Refer to the “Risk Management – Capital” section below for additional information.

•

Total loan production, including purchases, refinancing and draws from existing revolving and non-revolving commitments, for the quarter ended September 30, 2012 was $660.2 million, excluding the utilization activity on outstanding credit cards, compared to $763 million for the comparable period in 2011. The decrease in loan production is mainly related to government loan originations that decreased $218 million, partially offset by an increased volume of auto and residential mortgage loan originations.

•

Total non-performing loans as of September 30, 2012 were $1.0 billion, a decrease of $135.1 million compared to December 31, 2011. The decrease was primarily related to foreclosures of construction projects, charge-offs, and a decrease in the inflows of non-performing loans. Total non-performing assets decreased by $78.0 million during the nine-month period ended September 30, 2012. Refer to the “Risk Management – Non-accruing and Non-performing Assets” section below for additional information.

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

The Corporation’s critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in First BanCorp’s 2011 Annual Report on Form 10-K. There have not been any material changes in the Corporation’s critical accounting policies since December 31, 2011. On May 30, 2012, the Corporation purchased an approximate $406 million credit cards portfolio, of which a portion were purchased credit impaired loans. Refer to “Financial Condition and Operating Data Analysis-Loan Portfolio-Consumer Loans and Finance Leases” below, and Note 6 to the accompanying unaudited consolidated financial statements for additional information about this transaction, including the accounting and reporting policies related to this portfolio.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the excess of interest earned by First BanCorp. on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp.’s net interest income is subject to interest rate risk due to the re-pricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter and nine-month period ended September 30, 2012 was $125.5 million and $336.1 million, respectively, compared to $94.3 million and $295.0 million for the comparable periods in 2011. On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments and unrealized gains and losses on liabilities measured at fair value, net interest income for the quarter and nine-month period ended September 30, 2012 was $126.8 million and $340.0 million, respectively, compared to $98.3 million and $304.3 million for the comparable periods of 2011.

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

Part I

Quarter ended September 30,	Average Volume		Interest income (1) / expense		Average Rate (1)
(Dollars in thousands)	2012	2011	2012	2011	2012	2011
	(Dollars in thousands)
Interest-earning assets:

Money market & other short-term investments	$553,283	$482,057	$395	$325	0.28%	0.27%
Government obligations (2)	336,598	1,273,109	1,069	4,646	1.26%	1.45%
Mortgage-backed securities	1,313,353	988,900	10,705	8,771	3.24%	3.52%
Corporate bonds	959	2,000	16	29	6.64%	5.75%
FHLB stock	33,131	40,265	318	396	3.82%	3.90%
Equity securities	1,377	1,377	—	—	0.00%	0.00%

Total investments (3)	2,238,701	2,787,708	12,503	14,167	2.22%	2.02%

Residential mortgage loans	2,815,261	2,825,394	37,897	38,822	5.36%	5.45%
Construction loans	365,656	526,383	2,480	3,418	2.70%	2.58%
C&I and commercial mortgage loans	5,151,641	5,887,610	52,514	60,332	4.06%	4.07%
Finance leases	237,986	258,139	5,222	5,385	8.73%	8.28%
Consumer loans	1,727,291	1,334,900	57,641	38,893	13.28%	11.56%

Total loans (4) (5)	10,297,835	10,832,426	155,754	146,850	6.02%	5.38%

Total interest-earning assets	$12,536,536	$13,620,134	$168,257	$161,017	5.34%	4.69%

Interest-bearing liabilities:

Brokered CDs	$3,400,984	$4,887,851	$15,435	$26,286	1.81%	2.13%
Other interest-bearing deposits	5,589,449	5,308,927	14,516	19,855	1.03%	1.48%
Other borrowed funds	1,131,959	1,336,508	8,557	12,750	3.01%	3.78%
FHLB advances	395,777	411,168	2,953	3,795	2.97%	3.66%

Total interest-bearing liabilities (6)	$10,518,169	$11,944,454	$41,461	$62,686	1.57%	2.08%

Net interest income			$126,796	$98,331

Interest rate spread					3.77%	2.61%

Net interest margin					4.02%	2.86%

Nine-Month Period Ended September 30,	Average Volume		Interest income (1) / expense		Average Rate (1)
(Dollars in thousands)	2012	2011	2012	2011	2012	2011
	(Dollars in thousands)

Interest-earning assets:

Money market & other short-term investments	$570,639	$509,488	$1,220	$1,034	0.29%	0.27%
Government obligations (2)	655,056	1,482,025	8,238	17,049	1.68%	1.54%
Mortgage-backed securities	1,099,082	1,265,491	26,506	36,336	3.22%	3.84%
Corporate bonds	1,609	2,000	76	87	6.31%	5.82%
FHLB stock	34,057	45,512	1,072	1,561	4.20%	4.59%
Equity securities	1,377	1,377	—	1	0.00%	0.10%

Total investments (3)	2,361,820	3,305,893	37,112	56,068	2.10%	2.27%

Residential mortgage loans	2,796,850	2,991,200	113,459	126,837	5.42%	5.67%
Construction loans	399,078	664,889	7,695	14,063	2.58%	2.83%
C&I and commercial mortgage loans	5,358,916	5,869,011	163,478	177,444	4.07%	4.04%
Finance leases	240,415	268,124	15,760	16,649	8.76%	8.30%
Consumer loans	1,494,873	1,371,146	139,588	118,935	12.47%	11.60%

Total loans (4) (5)	10,290,132	11,164,370	439,980	453,928	5.71%	5.44%

Total interest-earning assets	$12,651,952	$14,470,263	$477,092	$509,996	5.04%	4.71%

Interest-bearing liabilities:

Brokered CDs	$3,503,304	$5,481,742	$52,971	$88,751	2.02%	2.16%
Other interest-bearing deposits	5,550,100	5,240,236	47,203	60,973	1.14%	1.56%
Other borrowed funds	1,184,930	1,528,747	27,743	43,234	3.13%	3.78%
FHLB advances	368,137	493,107	9,222	12,760	3.35%	3.46%

Total interest-bearing liabilities (6)	$10,606,471	$12,743,832	$137,139	$205,718	1.73%	2.16%

Net interest income			$339,953	$304,278

Interest rate spread					3.31%	2.55%

Net interest margin					3.59%	2.81%

(1)	On an adjusted tax-equivalent basis. The adjusted tax-equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less Puerto Rico statutory tax rate (30.0% for 2012; 30% for the Corporation’s subsidiaries other than IBEs and 25% for the Corporation’s IBEs in 2011) and adding to it the cost of interest-bearing liabilities. The tax-equivalent adjustment recognizes the income tax savings when comparing taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread and net interest margin on a fully tax-equivalent basis. Therefore, management believes these measures provide useful information to investors by allowing them to make peer comparisons. Changes in the fair value of derivative and unrealized gains or losses on liabilities measured at fair value are excluded from interest income and interest expense because the changes in valuation do not affect interest paid or received.
(2)	Government obligations include debt issued by government sponsored agencies.
(3)	Unrealized gains and losses in available-for-sale securities are excluded from the average volumes.
(4)	Average loan balances include the average of non-performing loans.
(5)	Interest income on loans includes $3.7 million and $2.5 million for the quarters ended September 30, 2012 and 2011, respectively, and $9.0 million and $7.2 million for the nine-month periods ended September 30, 2012 and 2011, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.
(6)	Unrealized gains and losses on liabilities measured at fair value are excluded from the average volumes.

Part II

	Quarter ended September 30, 2012 compared to 2011 Increase (decrease) Due to:			Nine-Month Period Ended September 30, 2012 compared to 2011 Increase (decrease) Due to:
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)

Interest income on interest-earning assets:

Money market & other short-term investments	$49	$21	$70	$129	$57	$186
Government obligations	(3,049)	(528)	(3,577)	(9,963)	1,152	(8,811)
Mortgage-backed securities	2,736	(802)	1,934	(4,421)	(5,409)	(9,830)
Corporate bonds	(16)	3	(13)	(18)	7	(11)
FHLB stock	(70)	(8)	(78)	(368)	(121)	(489)
Equity securities	—	—	—	—	(1)	(1)

Total investments	(350)	(1,314)	(1,664)	(14,641)	(4,315)	(18,956)

Residential mortgage loans	(156)	(769)	(925)	(7,962)	(5,416)	(13,378)
Construction loans	(1,067)	129	(938)	(5,206)	(1,162)	(6,368)
C&I and commercial mortgage loans	(7,664)	(154)	(7,818)	(15,432)	1,466	(13,966)
Finance leases	(436)	273	(163)	(1,764)	875	(889)
Consumer loans	12,456	6,292	18,748	11,243	9,410	20,653

Total loans	3,133	5,771	8,904	(19,121)	5,173	(13,948)

Total interest income	2,783	4,457	7,240	(33,762)	858	(32,904)

Interest expense on interest-bearing liabilities:

Brokered CDs	(7,207)	(3,644)	(10,851)	(30,181)	(5,599)	(35,780)
Other interest-bearing deposits	841	(6,180)	(5,339)	3,168	(16,938)	(13,770)
Other borrowed funds	(1,790)	(2,403)	(4,193)	(8,759)	(6,732)	(15,491)
FHLB advances	(139)	(703)	(842)	(3,132)	(406)	(3,538)

Total interest expense	(8,295)	(12,930)	(21,225)	(38,904)	(29,675)	(68,579)

Change in net interest income	$11,078	$17,387	$28,465	$5,142	$30,533	$35,675

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

The following table reconciles net interest income in accordance with GAAP to net interest income, excluding valuations, and net interest income on a tax-equivalent basis. The table also reconciles net interest spread and net interest margin on a GAAP basis to these items excluding valuations and on a tax-equivalent basis:

(Dollars in thousands)
	Quarter Ended		Nine-Month Period Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Interest Income - GAAP	$166,964	$158,542	$472,723	$502,863
Unrealized loss (gain) on derivative instruments	(170)	954	(469)	1,794

Interest income excluding valuations	166,794	159,496	472,254	504,657
Tax-equivalent adjustment	1,463	1,521	4,838	5,339

Interest income on a tax-equivalent basis excluding valuations	168,257	161,017	477,092	509,996

Interest Expense - GAAP	41,461	64,287	136,649	207,894
Unrealized gain (loss) on derivative instruments and liabilities measured at fair value	—	(1,601)	490	(2,176)

Interest expense excluding valuations	41,461	62,686	137,139	205,718

Net interest income - GAAP	$125,503	$94,255	$336,074	$294,969

Net interest income excluding valuations	$125,333	$96,810	$335,115	$298,939

Net interest income on a tax-equivalent basis excluding valuations	$126,796	$98,331	$339,953	$304,278

Average Balances

Loans and leases	$10,297,835	$10,832,426	$10,290,132	$11,164,370
Total securities and other short-term investments	2,238,701	2,787,708	2,361,820	3,305,893

Average Interest-Earning Assets	$12,536,536	$13,620,134	$12,651,952	$14,470,263

Average Interest-Bearing Liabilities	$10,518,169	$11,944,454	$10,606,471	$12,743,832

Average Yield/Rate
Average yield on interest-earning assets - GAAP	5.30%	4.62%	4.99%	4.65%
Average rate on interest-bearing liabilities - GAAP	1.57%	2.14%	1.72%	2.18%

Net interest spread - GAAP	3.73%	2.48%	3.27%	2.47%

Net interest margin - GAAP	3.98%	2.75%	3.55%	2.73%

Average yield on interest-earning assets excluding valuations	5.29%	4.65%	4.99%	4.66%
Average rate on interest-bearing liabilities excluding valuations	1.57%	2.08%	1.73%	2.16%

Net interest spread excluding valuations	3.72%	2.57%	3.26%	2.50%

Net interest margin excluding valuations	3.98%	2.82%	3.54%	2.76%

Average yield on interest-earning assets on a tax-equivalent basis and excluding valuations	5.34%	4.69%	5.04%	4.71%
Average rate on interest-bearing liabilities excluding valuations	1.57%	2.08%	1.73%	2.16%

Net interest spread on a tax-equivalent basis and excluding valuations	3.77%	2.61%	3.31%	2.55%

Net interest margin on a tax-equivalent basis and excluding valuations	4.02%	2.86%	3.59%	2.81%

The following table summarizes the components of the net unrealized gain and loss on derivatives (economic undesignated hedges) and net unrealized gain and loss on liabilities measured at fair value which are included in interest expense:

	Quarter ended September 30,		Nine-Month Period Ended September 30,
	2012	2011	2012	2011
Unrealized loss on derivatives (economic undesignated hedges):
Options on stock index notes	$—	$(40)	$—	$7

Unrealized (gain) loss on liabilities measured at fair value:
Unrealized (gain) loss on medium-term notes	—	1,641	(490)	2,169

Net unrealized (gain) loss on derivatives (economic undesignated hedges) and liabilities measured at fair value	$—	$1,601	$(490)	$2,176

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

Unrealized gains or losses on liabilities measured at fair value represent the change in the fair value medium-term notes elected to be measured at fair value, other than the accrual of interests.

Derivative instruments, such as interest rate swaps, are subject to market risk. While the Corporation does have certain trading derivatives to facilitate customer transactions, the Corporation does not utilize derivative instruments for speculative purposes. As of September 30, 2012, most of the interest rate swaps outstanding are used for protection against rising interest rates. Refer to Note 9 of the accompanying unaudited consolidated financial statements for further details concerning the notional amounts of derivative instruments and additional information. As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on net interest income. This will depend, for the most part, on the shape of the yield curve, the level of interest rates, as well as the expectations for rates in the future.

Net interest income increased 33% to $125.5 million for the third quarter of 2012 from $94.3 million in the third quarter of 2011, and by 14% to $336.1 million for the first nine months of 2012 from $295.0 million for the first nine months of 2011. The increase was primarily driven by an increase in the net interest margin resulting from a reduction in the average cost of funds and interest income contributed by the recently acquired credit cards portfolio.

For the quarter and nine-months period ended September 30, 2012, the net interest margin, excluding valuations, improved by 116 and 78 basis points, respectively, when compared to the same periods in 2011. The improvement in the net interest margin was mainly derived from improved deposit pricing, an improved deposit mix, renewals of maturing brokered CDs at lower current rates, and funding cost reductions resulting from the re-structuring of repurchase agreements and maturities of high cost borrowings. The Corporation reduced the average cost of funds by lowering the rates paid on certain of its savings, interest-bearing checking accounts and retail CDs. The average rate paid on non-brokered deposits declined by 45 and 42 basis points during the third quarter and first nine months of 2012, or a reduction of approximately $5.3 million and $13.8 million, respectively, in interest expense. The Corporation continued with its planned reduction of brokered CDs, which decreased by $1.5 billion and $2.0 billion in average balances for the quarter and nine-month period ended September 30, 2012, compared to the same periods in 2011. The average cost of brokered CDs decreased by 32 and 14 basis points during the third quarter and first nine months of 2012, compared to the same period in 2011. Over the past 12 months, the Corporation repaid approximately $2.9 billion of maturing brokered CDs with an all-in cost of 1.91% and new issuance amounted to $1.8 billion with an all-in cost of 0.87%. Also, the Corporation benefited from the restructuring of $900 million of repurchase agreements during the second half of 2011 and first quarter of 2012, which resulted in a reduction of $2.0 million and $7.0 million in interest expense when compared to the third quarter and first nine months of 2011, respectively. Further reductions in interest expense were achieved as the Corporation has repaid same high-cost borrowings such as $100 million of repurchase agreements and $21 million of medium-term notes over the last 12 months. Finally improvements in the cost of funds were also attributed to approximately $191 million of FHLB advances with an average cost of 3.33% that matured over the last 12 months. The corporation entered into $300 million of long-term FHLB advances during the third quarter with an average cost of 1.11%.

Also contributing to the improvement in net interest income and margin was additional interest income of $18.6 million and $24.8 million for the quarter and nine month period ended September 30, 2012, respectively, from the credit cards portfolio purchased late in May, 2012. This purchase increased the average volume of consumer loans by approximately $366.9 million and $164.9 million for the quarter and nine-month period ended on September 30, 2012, respectively. Partially offsetting these increases was a decline in the volume of interest-earning assets reflecting the execution in 2011 of deleveraging strategies included in the Corporation’s capital plan in order to preserve and improve the capital position. Average interest-earning assets decreased by $1.1 billion and $1.8 billion when compared to the third quarter and nine-month period ended September 30, 2011, respectively, reflecting a $534.6 million and $874.2 million reduction in average total loans and leases for the quarter and nine-month period ended September 30, 2012, respectively, and a $549.0 million and $944.0 million reduction in average investment securities in the quarter and nine-month period ended September 30, 2012, compared to the respective periods in 2011. The decrease in average loans was driven by significant repayments of commercial credit facilities, foreclosures and charge-offs. The decrease in the average volume of investment securities mainly relates to sales of U.S. agency MBS completed throughout 2011, maturities of U.S. Treasury and agency debt securities and Puerto Rico Government securities called before their contractual maturities. Proceeds from sale, repayments and calls of loans and securities have been used, in part, to reduce maturing brokered CDs, repurchase agreements, advances from FHLB and notes payable.

On an adjusted tax-equivalent basis, net interest income increased by $28.5 million, or 29%, for the third quarter of 2012 compared to the same period in 2011, and by $35.7 million, or 12%, for the first nine months of 2012 compared to the first nine months of 2011, mainly due to reductions in the overall cost of funding and the contribution of the recently acquired credit cards portfolio, as discussed above. The tax-equivalent adjustment decreased by $0.1 million and $0.5 million for the quarter and first nine month of 2012 respectively, as compared to the same period in 2011. The tax-equivalent adjustment increases interest income on tax-exempt securities and loans by an amount which makes tax-exempt income comparable, on a pre-tax basis, to the Corporation’s taxable income as previously stated.

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

For the quarter and nine-month period ended on September 30, 2012, the Corporation recorded a provision for loan and lease losses of $29.0 million and $90.0 million, respectively, compared to $46.4 million and $194.4 million, for the comparable periods in 2011. The decline in the provision for the third quarter of 2012, as compared to the third quarter of 2011, was primarily related to the commercial mortgage loan portfolio, mainly in the United States, driven by improved trends in charge-offs, the decrease in the amount of adversely classified loans and the overall reduction of the size of this portfolio. For the nine month period ended on September 30, 2012, a lower provision was reflected in all major loan categories, except for consumer loans, due to reduced charges to the specific reserve of certain collateral dependent loans, the overall decrease in the size of the portfolios and the improvement in the cumulative charge-off history used for the general reserve determination. The allowance coverage for the non-impaired portfolio (general reserve) is determined using a methodology that incorporates loss rates and risk rating by loan category. Loss rates are based on the moving average of charge-off over a historical 24-month loss period, applying adjustments, as necessary, to each loss rate based on assessments of recent charge-off trends (12-months), collateral values, and economic and business influences impacting expected losses.

In terms of geography and categories, in Puerto Rico, the Corporation recorded a provision of $26.3 million and $88.6 million for the third quarter and first nine months of 2012, respectively, compared to of $32.1 million and $147.4 million for the comparable periods in 2011. The decrease for the third quarter of 2012, compared to the same period in 2011, primarily reflects decreases in the provision for residential and commercial mortgage loans, mainly due to improved charge-offs trends and in the case of commercial mortgage loans also due to a lower migration of loans to impaired status and the reduction in the size of the portfolio. The reduction for the nine month period ended on September 30, 2012, compared to the same periods in 2011, was mainly due to the decrease in the inflows of loans to impaired status, thus, lower charges to specific reserves were required; the reduction in the size of these portfolios and; the improvement in the cumulative charge-off history used for the general reserve determination. The provision for C&I loans decreased by $37.6 million for the nine-month period ended September 30, 2012 and the provision for commercial mortgage loans decreased by $26.0 million, for the nine-month period ended September 30, 2012, compared to the same period in 2011. Partially offsetting these decreases was an increase in the provision for consumer loans of $4.3 million and $11.0 million for the quarter and nine month period ended on September 30, 2012, compared to the same periods in 2011, mainly related to an allowance build for the credit cards portfolio.

With respect to the portfolio in the United States, the Corporation recorded a reserve release of $6.9 million and $12.2 million for the third quarter and first nine months of 2012, compared to a provision of $5.4 million and $15.5 million for the comparable periods in 2011. The decrease was mainly attributable to a reduction in the provision for commercial mortgage loans by $10.3 million and $11.1 million, for the quarter and nine-month period ended September 30, 2012, respectively, driven by improved charge-off trends, the reduction in the amount of adversely classified loans and stability in collateral values. The provision for residential mortgage loans decreased by $0.9 million and $10.9 million for the third quarter and first nine months of 2012, respectively, when compared to the provision recorded in the comparable periods in 2011. Reductions in net charge-offs and certain stabilization in the expectations of loss severities for this portfolio also contributed to the decrease in the provision.

The Virgin Islands region recorded an increase of $0.6 million and a decrease of $17.7 million in the provision for loan losses in the third quarter and first nine months of 2012, compared to 2011, mainly related to an increase of $0.3 million and a decrease of $17.8 million, respectively, in the provision for construction loans. The decrease for the first nine months of 2012, compared to 2011, was substantially related to the provision charged in 2011 to a construction loan relationship placed in non-accrual status early in 2011.

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

Non-Interest Income

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2012	2011	2012	2011
	(In thousands)

Service charges on deposit accounts	$3,267	$3,098	$9,754	$9,484
Other service charges	1,098	1,485	3,843	4,659
Mortgage banking activities	4,728	3,676	13,260	19,603
Insurance income	1,429	1,058	4,221	3,454
Broker-dealer income	20	173	2,630	1,004
Other operating income	7,330	5,687	16,738	18,996

Non-interest income before net gain on investments, loss on early extinguishment of borrowings and equity in losses of unconsolidated entities	17,872	15,177	50,446	57,200

Proceeds from securities litigation settlement and other proceeds	10	—	36	679
Net gain on sale of investments	—	12,506	—	53,117
OTTI on debt securities	(557)	(350)	(1,933)	(957)

Net (loss) gain on investments	(547)	12,156	(1,897)	52,839

Loss on early extinguishment of borrowings	—	(9,012)	—	(10,835)

Equity in losses of unconsolidated entities	(2,199)	(4,357)	(10,926)	(5,893)

Total	$15,126	$13,964	$37,623	$93,311

Non-interest income primarily consists of other service charges on loans; service charges on deposit accounts; commissions derived from various banking, securities and insurance activities; gains and losses on mortgage banking activities; interchange and other fees related to debit and credit cards; and net gains and losses on investments and impairments.

Service charges on deposit accounts include monthly fees and other fees on deposit accounts.

Other service charges consist mainly of other non-deferrable fees (e.g. agent, commitment, and drawing fees) generated from lending activities.

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

Insurance income consists of insurance commissions earned by the Corporation’s subsidiary FirstBank Insurance Agency, Inc.

Broker-dealer income consists of commissions earned by the Corporation’s subsidiary, FirstBank Puerto Rico Securities.

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

Equity in earnings (losses) of unconsolidated entities is related to the FirstBank’s investment in CPG/GS, the entity that purchased $269 million of loans from FirstBank during the first quarter of 2011. The Bank holds a 35% subordinated ownership interest in CPG/GS. The majority owner of CPG/GS is entitled to recover its initial investment and a priority return of 12% prior to any return paid to the Bank. Accordingly, the Bank’s investment of $32.3 million in CPG/GS is at risk. Refer to “Financial Condition and

Operating Data Analysis – Commercial and Construction Loans” and to Note 11 of the Corporation’s unaudited financial statements for the quarter ended September 30, 2012 for additional information about the Bank’s investment in CPG/GS, including information about the determination of the initial value of the investment.

Non-interest income increased $1.2 million to $15.1 million for the third quarter of 2012, compared to the third quarter of 2011, primarily due to:

•	The impact of the credit cards portfolio acquisition that resulted in $3.1 million of interchange and other related fees included as part of “Other operating income” in the table above.

•	A $1.1 million increase in revenues from mortgage banking activities, driven by both a higher volume of loans sales and improved margins.

•	Non-cash charges of $2.2 million related to FirsBank’s equity interest in CPG/GS, compared to $4.4 million in the third quarter of 2011, a positive variance of $2.2 million.

Non-interest income in the third quarter of 2011 was also affected by a $3.5 million gain attributable to a tender offer by the Puerto Rico Housing Finance Authority to purchase certain of its outstanding bonds. Bonds held by the Corporation with a book value of $19.8 million were exchanged for cash as part of the tender offer and the difference between the cash received and the book value of such instruments was recorded as part of “Net gain on sale of investments” in the table above.

Non-interest income decreased by $55.7 million for the first nine months of 2012, compared to the first nine months of 2011, primarily due to:

•

The impact in the first nine months of 2011 of a $40.6 million gain on sales of investments, mainly MBS as part of the Corporation’s deleveraging strategies executed in 2011 and the aforementioned impact in 2011 of the $3.5 million gain recorded as part of a tender offer. In addition, the Corporation recorded other-than-temporary impairment charge (OTTI) on debt securities of $1.9 million for the first nine months of 2012, while $1.0 million was recognized in the first nine months of 2011.

•

Non-cash charge associated with the equity in losses of unconsolidated entities of approximately $10.9 million recorded in the first nine months of 2012, compared to $5.9 million recorded in the first nine months of 2011. This non-cash adjustment relates to the Bank’s investment in CPG/GS and includes $4.2 million in the first nine months of 2012 that represents the amortization of the basis differential.

•

A $6.3 million decrease in mortgage banking activities driven by the impact in the previous year of $12.1 million in gains recorded for completed bulk sales of approximately $518 million of performing residential mortgage loans, this was partially offset by increases in gains from the Corporation’s mortgage loan securitization activities and recoveries in the value of servicing assets during 2012.

•	The impact in 2011 of a $2.8 million gain recorded on the sale of substantially all the assets of First Bank Insurance Agency, included as part of “Other operating income” in the table above.

The aforementioned factors were partially offset by $4.2 million in Interchange and other related fees earned on the recently acquired credit cards portfolio and an increase of $1.6 million in fees from the broker-dealer subsidiary, FirstBank Securities, mainly due to higher underwriting fees.

Non-Interest Expenses

The following table presents the detail of non-interest expenses for the periods indicated:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2012	2011	2012	2011
	(In thousands)

Employees’ compensation and benefits	$31,058	$29,375	$93,770	$89,221
Occupancy and equipment	15,208	15,468	46,065	46,321
Insurance and supervisory fees	13,023	15,041	39,333	44,622
Taxes, other than income taxes	3,499	3,420	10,350	9,953
Professional fees	6,295	5,983	16,796	17,192
Servicing and processing fees	5,305	2,329	10,482	6,691
Business promotion	4,004	2,509	10,026	8,801
Communications	1,797	1,651	5,276	5,393
Net loss on REO and REO operations	8,686	4,952	18,915	16,423
Other	2,968	2,203	12,965	7,611

	$91,843	$82,931	$263,978	$252,228

Non-interest expenses increased by $8.9 million to $91.8 million for the third quarter of 2012 from $82.9 million for the third quarter of 2011. The increase was principally attributable to:

•

A $3.7 million increase in losses from REO activities primarily reflecting losses on the sale of certain commercial REO, properties, higher write-downs and, increased tax expenses related to REO properties in addition to higher operating expenses commensurate with a higher inventory.

•	A $3.0 million increase in servicing and processing fees, mainly related to the servicing of the recently acquired credit cards portfolio.

•

A $1.7 million increase in employee compensation and benefits driven by the filling of vacant positions including several managerial and supervisory positions and higher incentive and stock-based compensation expenses.

•	A $1.5 million increase in business promotion expenses, including higher marketing expenses and accrued expenses related to the credit cards portfolio rewards program.

The increases were partially offset by the following decreases:

•

A $1.9 million decrease in the deposit insurance premium mainly resulting from the decrease in the Bank’s average total assets and the Bank’s improved capital position. This charge is included as part of “Insurance and Supervisory fees” in the table above.

Non-interest expenses increased $11.8 million for the nine-month period ended September 30, 2012, compared to the first nine months of 2011, primarily due to:

•

A $4.5 million increase in employee compensation and benefits mainly due to the filling of vacant positions including several managerial and supervisory positions and higher incentive and stock-based compensation expenses.

•

A $4.5 million negative variance, related to the provision for unfunded commitments and letters of credit. Reserve releases of $5.6 million were recorded in the first nine months of 2011, mainly related to non-performing construction loans, including loans sold to CPG/GS early in 2011, this is included as part of “Other” in the table above.

•	A $3.8 million increase in servicing and processing fees, mainly related to the servicing of the recently acquired credit cards portfolio.

•	A $2.5 million increase in losses from REO activities mainly related to higher operating expenses, including taxes, resulting from a higher inventory.

•	A $2.5 million non-recurring charge associated with a contingency adjustment related to the collectability of certain tax credits, included as part of “Other” in the table above.

•	A $1.2 million increase in business promotion expenses, mainly due to accrued expenses related to the credit cards portfolio rewards program.

These increases were partially offset by a $5.6 million decrease in the deposit insurance premium mainly resulting from the decrease in the Bank’s average assets and the Bank’s improved capital position, and a decrease in write-downs to the value of non-real estate repossessed assets.

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

For the quarter and nine-month period ended September 30, 2012, the Corporation recorded an income tax expense of $0.7 million and $4.4 million, respectively, compared to an income tax expense of $2.9 million and $9.1 million for the same periods in 2011. The decrease is primarily due to lower taxable income from profitable subsidiaries and for the nine-month period was also driven by a reduction in deferred tax assets of profitable subsidiaries due to a reduction in statutory tax rates in 2011. The income tax in the interim financial statements is calculated based of the income of the individual subsidiaries and the currently valid tax rates as a best possible estimate. As of September 30, 2012 the deferred tax asset, net of a valuation allowance of $360.0 million, amounted to $4.6 million compared to $5.4 million as of December 31, 2011.

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

In assessing the weight of positive and negative evidence, a significant negative factor that resulted in the maintenance of the valuation allowance was that the Corporation’s banking subsidiary, FirstBank Puerto Rico, continues in a three-year historical cumulative loss position as of September 30, 2012, mainly due to charges to the provision for loan and lease losses in prior years as a result of the economic downturn. As of September 30, 2012, management concluded that $4.6 million of the deferred tax asset will be realized as it relates to profitable subsidiaries and to amounts that can be realized through future reversals of existing taxable temporary differences. To the extent the realization of a portion, or all, of the tax asset becomes “more likely than not” based on changes in circumstances (such as, improved earnings, changes in tax laws or other relevant changes), a reversal of that portion of the deferred tax asset valuation allowance will then be recorded.

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

During the third quarter of 2011, the Corporation recorded new UTBs of $2.4 million, all of which would, if recognized, affect the Corporation’s effective tax rate. The Corporation classified all interest and penalties, if any, related to tax uncertainties as income tax expense. As of September 30, 2012 the Corporation’s accrued interest that relates to tax uncertainties amounted to $1.1 million and there is no need to accrue for the payment of penalties. For the nine-month period ended September 30, 2012, the total amount of interest recognized by the Corporation as part of income tax expense related to tax uncertainties was $0.2 million. During the first nine months of 2012 there was no change to the UTB of $2.4 million. The amount of UTBs may increase or decrease for various reasons, including changes in the amounts for current tax year positions, the expiration of open income tax returns due to the expiration of statutes of limitations, changes in management’s judgment about the level of uncertainty, the status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. The years 2007 through 2009 have been examined by the United States Internal Revenue Service (“IRS”) and disputed issues have been taken to administrative appeals. Although the timing of the resolution and/or closure of audits is highly uncertain, the Corporation believes it is reasonably possible that the IRS will conclude this audit within the next twelve months. If any issues addressed in the IRS audit are resolved in a manner not consistent with the Corporation’s expectations, the Corporation could be required to adjust its provision for income taxes in the period such resolution occurs. The Corporation currently cannot reasonably estimate a range of possible changes to existing reserves.

The Corporation’s liability for income taxes includes the liability for UTBs, and interest which relates to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the PR Code is 4 years; and for Virgin Islands and U.S. income tax purposes is 3 years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For Puerto Rico and Virgin Islands income tax purposes, all tax years subsequent to 2009 remain open to examination. Taxable years from 2007 remain open to examination for U.S. income tax purpose.

FINANCIAL CONDITION AND OPERATING DATA ANALYSIS

Assets

Total assets were approximately $13.1 billion as of September 30, 2012, up $12.5 million from December 31, 2011. The increase is attributable to a higher liquidity obtained, in part, through FHLB advances and increases in non-brokered deposits. Cash and cash equivalents increased by $557.2 million offset by reductions in investment securities and loans. Total available for sale investment securities decreased by $325.4 million primarily reflecting maturities of $765 million of U.S. Treasury and agency debt securities, calls of $194 million of Puerto Rico government obligations and MBS prepayments. The proceeds of calls and maturities of investments securities were reinvested mostly in purchases of $713 million of U.S. agency MBS. Total loans, net of the allowance for loan and lease losses, decreased by $270.3 million, led by repayments of commercial facilities, foreclosures and charge-offs. The reduction was primarily related to C&I loan repayments, including a $233 million reduction in loans granted to governmental entities. These decreases were partially offset by the completion of the purchase of the FirstBank-branded credit cards portfolio of approximately $406 million. Proceeds from loan and MBS repayments and calls of investment securities were used, in part, to repay high cost borrowings, including brokered CDs, repurchase agreements, advances from the FHLB, and medium-term notes. Other variances within the assets side include an increase of $62.7 million in REO, mainly in connection with foreclosed construction projects in the Virgin Islands and Puerto Rico.

Loan Portfolio

The following table presents the composition of the Corporation’s loan portfolio, including loans held for sale, as of the dates indicated:

(In thousands)	September 30, 2012	December 31, 2011
Residential mortgage loans	$2,762,418	2,873,785

Commercial loans:
Commercial mortgage loans	1,459,118	1,565,411
Construction loans	352,891	427,863
Commercial and Industrial loans	3,369,305	3,856,695
Loans to local financial institutions collateralized by real estate mortgages	258,341	273,821

Total commercial loans	5,439,655	6,123,790

Finance leases	239,556	247,003

Consumer loans	1,746,535	1,314,814

Total loans held for investment	10,188,164	10,559,392

Less:
Allowance for loan and lease losses	(445,531)	(493,917)

Total loans held for investment, net	$9,742,633	$10,065,475
Loans held for sale	68,349	15,822

Total loans, net	$9,810,982	$10,081,297

As of September 30, 2012, the Corporation’s total loans, net of allowance, decreased by $270.3 million, when compared with the balance as of December 31, 2011. All major loan categories, excluding consumer loans, decreased from 2011 levels mainly as a result of pay-offs, repayments, foreclosures and charge-offs. The reduction was primarily related to C&I loan repayments, including a net reduction of $233 million from loans to governmental entities and four relationships amounting to $131.6 million paid-off, and a net reduction of $117.2 million in facilities granted to CPG/GS.

Of the total gross loan portfolio held for investment of $10.2 billion as of September 30, 2012 approximately 85% have credit risk concentration in Puerto Rico, 7% in the United States (mainly in the state of Florida) and 8% in the Virgin Islands, as shown in the following table:

As of September 30, 2012	Puerto Rico	Virgin Islands	Florida	Total
	(In thousands)

Residential mortgage loans	$2,100,210	$386,016	$276,192	$2,762,418

Commercial loans:
Construction loans	229,636	100,612	22,643	352,891
Commercial mortgage loans	1,024,694	63,419	371,005	1,459,118
Commercial and Industrial loans	3,127,447	204,116	37,742	3,369,305
Loans to local financial institutions collateralized by real estate mortgages	258,341	—	—	258,341

Total commercial loans	4,640,118	368,147	431,390	5,439,655

Finance leases	239,556	—	—	239,556

Consumer loans	1,661,497	52,940	32,098	1,746,535

Total loans held for investment, gross	8,641,381	807,103	739,680	10,188,164

Allowance for loans and lease losses	(374,582)	(26,575)	(44,374)	(445,531)

Total loans held for investment, net	8,266,799	780,528	695,306	9,742,633

Loans held for sale	64,037	4,312	—	68,349

Total loans	$8,330,836	784,840	695,306	9,810,982

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

The following table details First BanCorp’s loan production, including purchases, refinancings, and draws from existing revolving and non-revolving commitments for the periods indicated:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2012	2011	2012	2011
	(In thousands)

Residential real estate	$187,035	$147,841	$542,437	$403,048
C&I and commercial mortgage	252,572	441,488	880,380	1,126,223
Construction	11,689	25,267	38,073	79,661
Finance leases	23,934	20,827	71,337	62,373
Consumer	279,931	127,873	629,939	351,782

Total loan production	$755,161	$763,296	$2,162,166	$2,023,087

The Corporation is experiencing continued loan demand and has continued with its targeted originations strategies. During the third quarter and nine month period ended on September 30, 2012 total loan originations, including refinancings and draws from existing commitments, amounted to approximately $755.2 million and $2.2 billion, respectively, compared to $763.3 million and $2.0 billion, respectively, for the comparable periods in 2011. The decrease for the third quarter of 2012, compared to 2011, was mainly related to government loan originations that decreased $218 million, partially offset by an increased volume of auto and residential mortgage loan originations. The increase for the nine month period is primarily related to an increase in residential mortgage loan originations and purchases. Consumer loan originations, including finance leases, increased by $155.2 million and $287.1 million for the quarter and nine month period ended September 30, 2012, compared to the same period in 2011, and include $95.0 million for the third quarter and $129.2 million for the first nine months of 2012 related to the utilization activity on outstanding credit cards. Originations of auto loans (including finance leases) amounted to $151.2 million and $414.0 million for the third quarter and the nine-month period ended on September 30, 2012, respectively, compared to $104.1 million and $299.7 million closed for the comparable periods in 2011. Loan production statistics exclude the purchase of the $406 million credit cards portfolio acquired in the second quarter of 2012.

Residential Real Estate Loans

As of September 30, 2012, the Corporation’s residential real estate loan portfolio held for investment decreased by $111.4 million as compared to the balance as of December 31, 2011, reflecting sales of $156.3 million of loans to FNMA and FHLMC, foreclosures of $42.9 million, charge-offs and principal repayments, partially offset by loan originations during the period. The majority of the Corporation’s outstanding balance of residential mortgage loans consists of fixed-rate, fully amortizing, full documentation loans. In accordance with the Corporation’s underwriting guidelines, residential real estate loans are mostly fully documented loans, and the Corporation is not actively involved in the origination of negative amortization loans, non-materially involved in adjustable-rate mortgage loans. Refer to the “Contractual Obligations and Commitments” discussion below for additional information about outstanding commitments to sell mortgage loans.

Commercial and Construction Loans

As of September 30, 2012, the Corporation’s commercial and construction loan portfolio held for investment decreased by $684.1 million, as compared to the balance as of December 31, 2011, The reduction was primarily related to C&I and commercial mortgage loans repayments, in both geographic segments, Puerto Rico and the United States, including four relationships amounting to $131.6 million paid-off, a net reduction of $233.0 million in loans granted to governmental entities and a $117.2 million reduction in facilities granted to CPG/GS. Additionally, the construction loan portfolio decrease of $75.0 million was led by the foreclosure of the underlying collateral of two commercial projects in the Virgin Islands with an aggregate book value of $16.8 million (net of charge-offs of $4.9 million at the time of foreclosure), the in-substance foreclosure of two projects in Puerto Rico amounting to $16 million in the aggregate, and $22.7 million of charge-offs against one relationship in the Virgin Islands. The Corporation’s commercial loans are primarily variable- and adjustable-rate loans.

As of September 30, 2012, the Corporation had $148.7 million outstanding in credit facilities granted to the Puerto Rico Government and/or its political subdivisions, down from $360.1 million as of December 31, 2011, and $117.7 million granted to the Government of the Virgin Islands, down from $139.4 million as of December 31, 2011. A substantial portion of these credit facilities consist of loans to municipalities in Puerto Rico for which the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment. Another portion of these obligations consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power and water utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it.

In addition to loans extended to government entities, the largest loan to one borrower as of September 30, 2012 in the amount of $258.3 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual real-estate loans, mostly 1-4 residential mortgage loans.

Construction loans originations decreased by $13.6 million and $41.6 million for the quarter and nine-month period ended on September 30, 2012, respectively, when compared to the same periods in 2011, due to the strategic decision by the Corporation to reduce its exposure to construction projects in both Puerto Rico and the United States. The Corporation has significantly reduced its exposure to construction loans in its Florida operations and construction loan originations in Puerto Rico are mainly draws from existing commitments. More than 88% of the construction loan originations in 2012 are related to disbursements from previous established commitments.

The composition of the Corporation’s construction loan portfolio held for investment as of September 30, 2012 by category and geographic location follows:

As of September 30, 2012	Puerto Rico	Virgin Islands	Florida	Total
	(In thousands)
Loans for residential housing projects:

High-rise (1)	$5,158	$—	$—	$5,158
Mid-rise (2)	31,627	4,905	37	36,569
Single-family, detached	35,094	211	3,272	38,577

Total for residential housing projects	71,879	5,116	3,309	80,304

Construction loans to individuals secured by residential properties	9,802	7,212	—	17,014
Condo-conversion loans	75	—	—	75
Loans for commercial projects	34,436	57,489	—	91,925
Bridge loans - residential	42,825	—	—	42,825
Bridge loans - commercial	—	15,700	12,398	28,098
Land loans - residential	38,108	12,084	6,939	57,131
Land loans - commercial	32,040	2,126	—	34,166
Working capital	1,447	1,041	—	2,488

Total before net deferred fees and allowance for loan losses	230,612	100,768	22,646	354,026

Net deferred fees	(976)	(156)	(3)	(1,135)

Total construction loan portfolio, gross	229,636	100,612	22,643	352,891

Allowance for loan losses	(37,662)	(16,653)	(11,596)	(65,911)

Total construction loan portfolio, net	$191,974	$83,959	$11,047	$286,980

(1)	For purposes of the above table, high-rise portfolio is composed of buildings with more than 7 stories, composed of two projects in Puerto Rico.
(2)	Mid-rise relates to buildings of up to 7 stories.

The following table presents further information on the Corporation’s construction portfolio as of and for the nine-month period ended September 30, 2012:

(Dollars in thousands)
Total undisbursed funds under existing commitments	$137,298

Construction loans held for investment in non-accrual status	$189,458

Net charge offs - Construction loans (1)	$38,904

Allowance for loan losses - Construction loans	$65,911

Non-performing construction loans to total construction loans	53.69%

Allowance for loan losses - construction loans to total construction loans	18.68%

Net charge-offs (annualized) to total average construction loans (1)	13.00%

(1)	Includes net charge-offs of $14.0 million related to construction loans in Puerto Rico, $27.0 million related to construction loans in the Virgin Islands, and an aggregate $2.1 million recovery related to construction loans in Florida.

The following summarizes the construction loans for residential housing projects in Puerto Rico segregated by the estimated selling price of the units:

(In thousands)

Under $300k	$26,103
$300k - $600k	10,037
Over $600k(1)	35,739

$71,879

(1)	Mainly composed of four residential housing projects in Puerto Rico.

Consumer Loans and Finance Leases

As of September 30, 2012, the Corporation’s consumer loan and finance leases portfolio increased by $424.3 million, as compared to the portfolio balance as of December 31, 2011. This increase is primarily related to the completion on May 30, 2012 of the acquisition of an approximate $406 million portfolio of FirstBank-branded credit cards portfolio from FIA. These loans were recorded on the Consolidated Statement of Financial Condition at estimated fair value on acquisition date of approximately $369 million, and the Corporation recognized a purchased credit card relationship intangible asset of $24.4 million ($23.9 million as of September 30, 2012). The carrying value of the credit cards portfolio as of September 30, 2012, net of discount of $22.6 million, amounted to $365.5 million. Credit card loans continue to accrue finance charges and fees until charged-off at 180 days delinquent and the methodology employed to calculate the allowance for loan losses for non-PCI loans is similar to the methodology used for other consumer loans, except for that the loss rates are determined evaluating 12 months of historical performance, instead of 24 months. The auto loan portfolio (including finance leases) increased by $51.6 million driven by an increased volume of originations.

Investment Activities

As part of its strategy to diversify its revenue sources and maximize its net interest income, First BanCorp maintains an investment portfolio that is classified as available-for-sale. The Corporation’s total investment securities portfolio as of September 30, 2012 amounted to $1.6 billion, a reduction of $323.7 million from December 31, 2011 mainly due to $194.5 million in PR government obligations called prior to their contractual maturity, maturities of $765 million of U.S Treasury and agency securities, and MBS prepayments, partially offset by the purchase of approximately $713 million of U.S. Agency MBS.

Over 92% of the Corporation’s available-for-sale portfolio is invested in U.S. Government and Agency debentures and fixed-rate U.S. government sponsored-agency MBS (mainly FNMA and FHLMC fixed-rate securities). The Corporation’s investment in equity securities is minimal, approximately $0.1 million, which consists of common stock of a financial institution in Puerto Rico. As of September 30, 2012, the Corporation held approximately $63.3 million of Puerto Rico Government Obligations. In July 2012, Moody’s cut Puerto Rico Sales Tax Financing Corp.’s senior sale tax revenue bonds by one notch to Aa3 From Aa2 and its subordinated bonds by two notches to A3 from A1. These downgrades could have an adverse impact on economic conditions, but its ultimate impact is unpredictable and may not be immediately apparent.

The following table presents the carrying value of investments at the indicated dates:

	As of September 30, 2012	As of December 31, 2011
	(In thousands)

Money market investments	$216,932	$239,669

Investment securities available-for-sale, at fair value:
U.S. Government and agencies obligations	33,156	778,577
Puerto Rico Government obligations	63,346	222,613
Mortgage-backed securities	1,501,305	921,024
Corporate bonds	—	1,013
Equity securities	40	41

	1,597,847	1,923,268

Other equity securities, including $38.4 million and $36.7 million of FHLB stock as of September 30, 2012 and December 31, 2011, respectively	39,656	37,951

Total money market and investment securities	$1,854,435	$2,200,888

Mortgage-backed securities at the indicated dates consist of:

(In thousands)	As of September 30, 2012	As of December 31, 2011

Available-for-sale:
FHLMC certificates	$139,905	$26,148
GNMA certificates	649,861	762,006
FNMA certificates	656,474	71,664
Collateralized Mortgage Obligations issued or guaranteed by FHLMC	376	—
Other mortgage pass-through certificates	54,689	61,206

Total mortgage-backed securities	$1,501,305	$921,024

The carrying values of investment securities classified as available-for-sale as of September 30, 2012 by contractual maturity (excluding mortgage-backed securities and equity securities) are shown below:

(Dollars in thousands)	Carrying Amount	Weighted Average Yield %

U.S. Government and agencies obligations
Due within one year	$7,495	0.17
Due after one year through five years	25,661	0.35

	33,156	0.31

Puerto Rico Government obligations
Due after five years through ten years	41,079	4.49
Due after ten years	22,267	5.78

	63,346	4.94

Total	96,502	3.31

Mortgage-backed securities	1,501,305	3.13

Equity securities	40	—

Total investment securities available for sale	$1,597,847	3.15

Net interest income of future periods could be affected by prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on these securities, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration in the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. Approximately $194.5 million of Puerto Rico Government obligations with an average yield of 4.20% were called during the first nine months of 2012. As of September 30, 2012, the Corporation has approximately $26.6 million in debt securities (mainly U.S. agency securities) with embedded calls and with an average yield of 0.53%. Refer to the “Risk Management” section below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and of the interest rate risk management strategies followed by the Corporation. Also refer to Note 4 to the accompanying unaudited consolidated financial statements for additional information regarding the Corporation’s investment portfolio.

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

The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. As of September 30, 2012, FirstBank could not pay any dividend to the parent company except upon receipt of prior approval by the FED.

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

The Corporation manages its liquidity in a proactive manner, and maintains a sound liquidity position. Multiple measures are utilized to monitor the Corporation’s liquidity position, including basic liquidity and time-based reserve measures. The Corporation has maintained a basic liquidity (cash, free liquid assets, and secured lines of credit) in excess of the self-imposed minimum limit of 5%. As of September 30, 2012, the estimated basic liquidity ratio was approximately 10.29%, including un-pledged investment securities, FHLB line of credit and cash. At period end, the Corporation had $300.4 million available for additional credit on the FHLB lines of credit. Unpledged liquid securities as of September 30, 2012 mainly consisted of fixed-rate U.S. agency MBS and U.S. agency debentures amounting to approximately $62.6 million. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic liquidity computation. Most of the cash balances are deposited with the Federal Reserve Bank and in money market instruments generating interest income between 0.25% and 0.35%. As of September 30, 2012, the holding company had $42.7 million of cash and cash equivalents. Cash and cash equivalents at the Bank level as of September 30, 2012 were approximately $996.9 million. The Bank has $165.0 million in FHLB advances maturing over the next twelve months. Liquidity at the Bank level is highly dependent on bank deposits, which fund 75.75% of the Bank’s assets (or 49.78% excluding brokered CDs). The Corporation has continued to issue brokered CDs pursuant to approvals received from the FDIC to renew or roll over brokered CD up to certain amount through December 31, 2012. Management cannot be certain it will continue to obtain waivers from the restrictions to issue brokered CDs under the Order to meet its obligations and execute its business plans.

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

The Corporation has continued reducing the amounts of brokered CDs. The reductions in brokered CDs are consistent with the requirements of the Order that preclude the issuance of brokered CDs without FDIC approval and require a plan to reduce the amount of brokered CDs. Brokered CDs decreased $323.1 million to $3.4 billion as of September 30, 2012 from $3.7 billion as of December 31, 2011. At the same time, as the Corporation focuses on reducing its reliance on brokered deposits, it is seeking to add core deposits.

The Corporation continues to have the support of creditors, including repurchase agreements counterparties, the FHLB, and other agents such as wholesale funding brokers. While liquidity is an ongoing challenge for all financial institutions, management believes that the Corporation’s available borrowing capacity and efforts to grow retail deposits and the $525 million capital raise completed in 2011 will be adequate to provide the necessary funding for the Corporation business plans in the foreseeable future.

The Corporation’s principal sources of funding are:

Brokered CDs – A large portion of the Corporation’s funding has been retail brokered CDs issued by FirstBank. Total brokered CDs decreased from $3.7 billion at December 31,2011 to $3.4 billion as of September 30, 2012. Although all of the Bank’s regulatory capital ratios exceeded the established “well capitalized” levels at September 30, 2012, and the minimum capital requirements of the FDIC Order, because of the Order with the FDIC, Firstbank cannot be considered a “well capitalized” institution under regulatory guidance and cannot replace maturing brokered CDs without the prior approval of the FDIC. Since the issuance of the Order, the FDIC has granted the Bank temporary waivers to enable it to continue accessing the brokered deposit market through December 31, 2012. The Bank will request approvals for future periods. The Corporation used proceeds from repayments of loans and investments to pay down maturing borrowings, including brokered CDs. Also, the Corporation successfully implemented its non-brokered deposit growth strategy that resulted in an increase of $311.8 million during the first nine months of 2012.

The average remaining term to maturity of the retail brokered CDs outstanding as of September 30, 2012 is approximately 0.91 year. Approximately 0.12% or $4.3 million, of the principal value of these certificates are callable at the Corporation’s option.

The use of brokered CDs has been particularly important for the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining regular retail deposits in Puerto Rico. The brokered CDs market is very competitive and liquid, and the Corporation has been able to obtain substantial amounts of funding in short periods of time. This strategy has enhanced the Corporation’s liquidity position, since the brokered CDs are insured by the FDIC up to regulatory limits and can be obtained faster compared to regular retail deposits. During the first nine months of 2012, the Corporation issued $1.6 billion in brokered CDs with an average cost of 0.87% to renew maturing brokered CDs. Management believes it will continue to obtain waivers from the restrictions in the issuance of brokered CDs under the Order to meet its obligations and execute its business plans.

The following table presents a maturity summary of brokered and retail CDs with denominations of $100,000 or higher as of September 30, 2012:

Total
(In thousands)

Three months or less	$1,044,263
Over three months to six months	911,544
Over six months to one year	1,532,216
Over one year	1,342,307

Total	$4,830,330

Certificates of deposit in denominations of $100,000 or higher include brokered CDs of $3.4 billion issued to deposit brokers in the form of large ($100,000 or more) certificates of deposit that are generally participated out by brokers in shares of less than $100,000 and are therefore insured by the FDIC. Certificates of deposit with denominations of $100,000 or higher also include $5.6 million of deposits through the Certificate of Deposit Account Registry Service (CDARS).

Retail deposits – The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. Total deposits, excluding brokered CDs, increased by $311.8 million to $6.5 billion from the balance of $6.2 billion as of December 31, 2011, reflecting increases in core-deposit products such as savings and interest-bearing checking accounts spread through the Corporation’s geographic segments as well as increases in government deposits. Refer to Note 12 in the accompanying unaudited financial statements for further details.

Refer to the “Net Interest Income” discussion above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarter and nine-month period ended September 30, 2012 and 2011.

Securities sold under agreements to repurchase – The Corporation’s investment portfolio is funded in part with repurchase agreements. Securities sold under repurchase agreements were $900 million and $1 billion as of September 30, 2012 and December 31, 2011, respectively. During 2012, the Corporation restructured $200 million of repurchase agreements through amendments that include three to four year maturity extensions and are expected to result in additional reductions in the average cost of funding. This transaction contributed to improvements in the net interest margin. One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. All of the $900 million of repurchase agreements outstanding as of September 30, 2012 consist of structured repurchase agreements. In addition to repos, the Corporation has been able to maintain access to credit by using cost-effective sources such as FHLB advances. Refer to Note 13 in the Corporation’s unaudited financial statements for the period ended September 30, 2012 for further details about repurchase agreements outstanding by counterparty and maturities.

Under the Corporation’s repurchase agreements, as is the case with derivative contracts, the Corporation is required to pledge cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines due to changes in interest rates, a liquidity crisis or any other factor, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Given the quality of the collateral pledged, recently the Corporation has not experienced significant margin calls from counterparties arising from credit-quality-related write-downs in valuations and, as of September 30, 2012, it had only $0.5 million of cash equivalent instruments deposited in connection with collateralized interest rate swap agreements.

Advances from the FHLB – The Corporation’s Bank subsidiary is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages as collateral for advances taken. As of September 30, 2012 and December 31, 2011, the outstanding balance of FHLB advances was $518.4 million and $367.4 million, respectively. During the third quarter of 2012, the Corporation entered into $300 million of long-term FHLB advances with an average rate of 1.11%. Approximately $353.4 million of outstanding advances from the FHLB have maturities of over one year. At September 30, 2012, the Corporation had $300.4 million available for additional credit on FHLB lines of credit.

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

The trust preferred debentures are presented in the Corporation’s consolidated statement of financial condition as Other Borrowings, net of related issuance costs. The variable rate trust preferred securities are fully and unconditionally guaranteed by the Corporation. The $100 million Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and the $125 million issued in September 2004 mature on September 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Debentures may be shortened (such shortening would result in a mandatory redemption of the variable rate trust preferred securities). The trust preferred securities, subject to certain limitations, qualify as Tier I regulatory capital under current Federal Reserve rules and regulations. Section 171of the Dodd-Frank Act (the “Collins Amendment”) excludes Trust Preferred Securities from Tier 1 Capital and has a provision to effectively phase-out the use of trust preferred securities issued before May 19, 2010 as Tier 1 Capital over a 3-year period commencing on January 1, 2013. At September 30, 2012, the Corporation had $225 million in trust preferred securities that are subject to the phase-out.

With respect to the outstanding subordinated debentures, the Corporation had elected to defer the interest payments that were due in September 2012. Future interest payments are subject to Federal Reserve approval.

The Corporation’s principal uses of funds are the origination of loans and the repayment of maturing deposits and borrowings. The Corporation has committed substantial resources to its mortgage banking subsidiary, FirstMortgage Inc. As a result, the ratio of residential real estate loans as a percentage of total loans has increased over time from 14% at December 31, 2004 to 27% at September 30, 2012. Commensurate with the increase in its mortgage banking activities, the Corporation has also invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities. The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid in large part because of the sale or guarantee programs of the FHA, VA, HUD, FNMA and FHLMC. The Corporation obtained Commitment Authority to issue GNMA mortgage-backed securities from GNMA and, under this program, the Corporation completed the securitization of approximately $165.3 million of FHA/VA mortgage loans into GNMA MBS during the first nine months of 2012. Any regulatory actions affecting GNMA, FNMA or FHLMC could adversely affect the secondary mortgage market.

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

Cash Flows

Cash and cash equivalents were $1.0 billion and $800.4 million at September 30, 2012 and 2011, respectively. These balances increased by $557.2 million from December 31, 2011 and increased by $430.1 million from December 31, 2010. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during the nine-month period ended on September 30, 2012 and 2011.

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

For the first nine months of 2012 and 2011, net cash provided by operating activities was $190.8 million and $128.5 million, respectively. Net cash generated from operating activities was higher than net income reported largely as a result of adjustments for operating items such as the provision for loan and lease losses, depreciation and amortization, and due to sales of loans held for sale.

Cash Flows from Investing Activities

The Corporation’s investing activities primarily relate to originating loans to be held to maturity and purchasing, selling and repayments of available-for-sale and held-to-maturity investment securities. For the nine-month period ended September 30, 2012, net cash provided by investing activities was $355.9 million, primarily reflecting proceeds from loans (including sales and paydowns), as well as proceeds from securities called and matured during the first nine months of 2012 and MBS prepayments. Proceeds from sales of loans and from repayments of loans and MBS were used in part to pay down maturing brokered CDs and other funding sources. The cash provided by investing activities in 2012 was lower than 2011 due to significant proceeds from sales of loans and securities in 2011 as part of the Corporation’s deleveraging strategies executed for capital preservation. In addition, the purchase of the credit cards portfolio in 2012 impacted this figure as compared to 2011.

For the first nine months of 2011, net cash provided by investing activities was $2.4 billion, primarily reflecting proceeds from loans held for investment, as well as proceeds from securities sold or called during the first nine months of 2011 and MBS prepayments.

Cash Flows from Financing Activities

The Corporation’s financing activities primarily include the receipt of deposits and issuance of brokered CDs, the issuance and payments of long-term debt, the issuance of equity instruments and activities related to its short-term funding. In addition, the Corporation paid monthly dividends on its preferred stock and quarterly dividends on its common stock until it announced the suspension of dividends beginning in August 2009. During the first nine months of 2012, net cash provided by financing activities was $10.5 million due to proceeds from new FHLB advances and the increase in non-brokered deposits, partially offset by repayments of repurchase agreements, notes payable and brokered CDs.

In the first nine months of 2011, net cash used in financing activities was $2.1 billion due to paydowns of maturing brokered CDs coupled with paydowns of FHLB Advances and repurchase agreements.

Capital

The Corporation’s stockholders’ equity amounted to $1.5 billion as of September 30, 2012, a increase of $40.0 million compared to the balance as of December 31, 2011, driven by an increase of $23.3 million in other comprehensive income due to higher unrealized gains on available for sale securities, net income of $15.2 million, and net proceeds of $1.0 million related to 165,000 shares of common stock sold to a director and 115,787 shares of common stock sold to institutional investors that exercised their anti-dilution rights. Based on the Agreement with the FED, currently neither First BanCorp., nor FirstBank, is permitted to pay dividends on capital securities without prior approval.

Effective June 2, 2010, FirstBank, by and through its Board of Directors, entered into the Order with the FDIC (see Note 22 to the accompanying unaudited consolidated financial statements). Although all the regulatory capital ratios exceeded the established “well capitalized” levels and the minimum capital requirements established by the Order, because of the Order with the FDIC, FirstBank cannot be treated as a “well capitalized” institution under regulatory guidance. Set forth below are First BanCorp.’s, and FirstBank Puerto Rico’s regulatory capital ratios as of September 30, 2012 and December 31, 2011, based on existing established FED and FDIC guidelines.

		Banking Subsidiary
	First BanCorp	FirstBank	To be well capitalized	Consent Order Requirements over time
As of September 30, 2012

Total capital (Total capital to risk-weighted assets)	17.52%	17.03%	10.00%	12.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	16.20%	15.71%	6.00%	10.00%
Leverage ratio	12.71%	12.35%	5.00%	8.00%

As of December 31, 2011

Total capital (Total capital to risk-weighted assets)	17.12%	16.58%	10.00%	12.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	15.79%	15.25%	6.00%	10.00%
Leverage ratio	11.91%	11.52%	5.00%	8.00%

The improvement in the capital ratios was driven by internal capital generation (net income of $15.2 million), a reduction in risk-weighted assets mainly associated with reduction in commercial loans that carried a 100% risk weighting for purposes of the capital ratios calculation, and, in the case of the leverage ratio, due to the decrease in average total assets.

On October 7, 2011, the Corporation successfully completed a private placement of $525 million in shares of common stock (the “capital raise”). The proceeds from the capital raise amounted to approximately $490 million (net of offering cost), of which $435 million have been contributed to the Corporation’s wholly owned banking subsidiary, FirstBank.

In connection with the closing, the Corporation issued 150 million shares of common stock at $3.50 per share to institutional investor. The completion of the capital raise allowed the conversion of the 424,174 shares of the Corporation’s Series G Preferred Stock, held by the U.S. Treasury, into 32.9 million shares of common stock at a conversion price of $9.66. This conversion required for completion the payment of $26.4 million for past due undeclared cumulative dividends on the Series G Preferred Stock as required by the agreement with the U.S. Treasury.

Furthermore, On December 8, 2011, the Corporation completed a rights offering in which the Corporation issued an additional 888,781 shares of common stock at $3.50 per share, and received proceeds of $3.3 million.

With the $525 million capital infusion, the conversion to common stock of the Series G Preferred Stock held by the U.S. Treasury, and the issuance of an additional $3.3 million of capital in the rights offering (after deducting estimated offering expenses and the $26.4 million payment of the cumulative dividends on the Series G Preferred Stock), the Corporation increased its total common equity by approximately $834 million.

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

The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets for the periods ended September 30, 2012 and December 31, 2011 respectively:

	September 30,	December 31,
(In thousands)	2012	2011

Total equity - GAAP	$1,484,117	$1,444,144
Preferred equity	(63,047)	(63,047)
Goodwill	(28,098)	(28,098)
Purchased credit card relationship	(23,920)	—
Core deposit intangible	(9,923)	(11,689)

Tangible common equity	$1,359,129	$1,341,310

Total assets - GAAP	$13,139,747	13,127,275
Goodwill	(28,098)	(28,098)
Purchased credit card relationship	(23,920)	—
Core deposit intangible	(9,923)	(11,689)

Tangible assets	$13,077,806	$13,087,488

Common shares outstanding	206,134	205,134

Tangible common equity ratio	10.39%	10.25%
Tangible book value per common share	$6.59	$6.54

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

The following table reconciles stockholders’ equity (GAAP) to Tier 1 common equity:

	September 30,	December 31,
(In thousands)	2012	2011

Total equity - GAAP	$1,484,117	$1,444,144
Qualifying preferred stock	(63,047)	(63,047)
Unrealized gain on available-for-sale securities (1)	(42,528)	(19,234)
Disallowed deferred tax asset (2)	(40)	—
Goodwill	(28,098)	(28,098)
Core deposit intangible	(9,923)	(11,689)
Cumulative change gain in fair value of liabilities accounted for under a fair value option	—	(2,009)
Other disallowed assets	(4,155)	(922)

Tier 1 common equity	$1,336,326	$1,319,145

Total risk-weighted assets	$10,026,572	$10,180,226

Tier 1 common equity to risk-weighted assets ratio	13.33%	12.96%

1-	Tier 1 capital excludes net unrealized gains (losses) on available-for-sale debt securities and net unrealized gains on available-for-sale equity securities with readily determinable fair value, in accordance with regulatory risk-based capital guidelines. In arriving at Tier 1 capital, institutions are required to deduct net unrealized losses on available-for sale equity securities with readily determinable fair value, net of tax.
2-	Approximately $12 million and $13 million of the Corporation’s deferred tax assets at September 30, 2012 and December 31, 2011, respectively was included without limitation in regulatory capital pursuant to the risk-based capital guidelines, while approximately $40K of such assets at September 30, 2012 and $0 at December 31, 2011 exceeded the limitation imposed by these guidelines and as “disallowed deferred tax assets,” were deducted in arriving at Tier 1 capital. According to regulatory capital guidelines, the deferred tax assets that are dependent upon future taxable income are limited for inclusion in Tier 1 capital to the lesser of: (i) the amount of such deferred tax asset that the entity expects to realize within one year of the calendar quarter end-date, based on its projected future taxable income for that year or (ii) 10% of the amount of the entity’s Tier 1 capital. Approximately $7 million of the Corporation’s other net deferred tax liability at September 30, 2012 and $8 million as of December 31, 2011 represented primarily the deferred tax effects of unrealized gains and losses on available-for-sale debt securities, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines.

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

As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. As of September 30, 2012, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $1.5 billion, (including $1.0 billion pertaining to credit card loans) and $83.4 million, respectively. Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with prospective borrowers.

Contractual Obligations and Commitments

The following table presents a detail of the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments
	As of September 30, 2012
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In thousands)

Contractual obligations: (1)
Certificates of deposit	$5,710,985	$4,133,347	$1,403,783	$168,820	$5,035
Securities sold under agreements to repurchase	900,000	—	—	600,000	300,000
Advances from FHLB	518,440	165,000	53,440	300,000	—
Notes payable	—	—	—	—	—
Other borrowings	231,959	—	—	—	231,959

Total contractual obligations	$7,361,384	$4,298,347	$1,457,223	$1,068,820	$536,994

Commitments to sell mortgage loans	$20,464	$20,464

Standby letters of credit	$18,963	$18,963

Commitments to extend credit:
Lines of credit	$1,526,380	$1,526,380
Letters of credit	64,407	64,407
Commitments to originate loans	141,169	141,169

Total commercial commitments	$1,731,956	$1,731,956

(1)	$3.5 million of tax liability, including accrued interest of $1.1 million, associated with unrecognized tax benefits have been excluded due to the high degree of uncertainty regarding the timing of future cash flows associated with such obligations.

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

Lehman Brothers Special Financing, Inc. (“Lehman”) was the counterparty to the Corporation on certain interest rate swap agreements. During the third quarter of 2008, Lehman failed to pay the scheduled net cash settlement due to the Corporation, which constituted an event of default under those interest rate swap agreements. The Corporation terminated all interest rate swaps with Lehman and replaced them with other counterparties under similar terms and conditions. In connection with the unpaid net cash settlement under the swap agreements, the Corporation has an unsecured counterparty exposure with Lehman, which filed for bankruptcy on October 3, 2008, of approximately $1.4 million. This exposure was reserved in the third quarter of 2008. The Corporation had securities pledged as collateral with a $63.6 million face value to guarantee its performance under the swap agreements in the event payment there under was required.

Since the second quarter of 2009, the Corporation has maintained a non-performing asset with a book value of $64.5 million in addition to accrued interest of $2.1 million related to the collateral pledged with Lehman. The Corporation believes that the securities pledged as collateral should not be part of the Lehman bankruptcy estate given the facts that the posted collateral constituted a performance guarantee under the swap agreements and was not part of a financing agreement, and that ownership of the securities was never transferred to Lehman. Upon termination of the interest rate swap agreements, Lehman’s obligation was to return the collateral to the Corporation. During the fourth quarter of 2009, the Corporation discovered that Lehman Brothers, Inc., acting as agent of Lehman, had deposited the securities in a custodial account at JP Morgan Chase, and that, shortly before the filing of the Lehman bankruptcy proceedings, it had provided instructions to have most of the securities transferred to Barclays Capital (“Barclays”) in New York. After Barclays’ refusal to turn over the securities, the Corporation filed a lawsuit against Barclays in federal court in New York demanding the return of the securities in December 2009. During February 2010, Barclays filed a motion with the court requesting that the Corporation’s claim be dismissed on the grounds that the allegations of the complaint are not sufficient to justify the granting of the remedies therein sought. Shortly thereafter, the Corporation filed its opposition motion. A hearing on the motions was held in court on April 28, 2010. The court, on that date, after hearing the arguments by both sides, concluded that the Corporation’s equitable-based causes of action, upon which the return of the investment securities is being demanded, contain allegations that sufficiently plead facts warranting the denial of Barclays’ motion to dismiss the Corporation’s claim. Accordingly, the judge ordered the case to proceed to trial.

Subsequent to the court decision, the district court judge transferred the case to the Lehman bankruptcy court for trial. Discovery pursuant to that case management has been completed. The parties filed dispositive motions on September 13, 2012. Oppositions to such motions and replies thereto must be filed by October 15, 2012 and November 14, 2012, respectively, but this timing is subject to adjustment. The Corporation may not succeed in its litigation against Barclays to recover all or a substantial portion of the securities.

Additionally, the Corporation continues to pursue its claim filed in January 2009 in the proceedings under the Securities Protection Act with regard to Lehman Brothers Inc. in the United States Bankruptcy Court for the Southern District of New York.

An estimated loss was not accrued as the Corporation is unable to determine the timing of the claim resolution or whether it will succeed in recovering all or a substantial portion of the collateral or its equivalent value.

Because the Corporation has not had the benefit of the use of the investment securities pledged to Lehman (i.e., ability to sell, pledge or transfer), and because the Corporation has not received principal or interest payments since 2008 (after the collapse of Lehman), the appropriate carrying value of these securities has been under review with our regulators, with recent heightened concern due to the complex and lengthy litigation regarding this matter. If, as a result of these discussions, developments in the litigation, or for other reasons, the Corporation should determine that it is probable that the asset has been impaired and that the Corporation needs to recognize a partial or full loss for the investment securities pledged to Lehman, such action would adversely affect the Corporation’s results of operations in the period in which such action is taken. The Corporation expects to reassess the recoverability of the asset upon the resolution of the dispositive motions filed with the court, which motions could be resolved in the fourth quarter of 2012.

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

These simulations are highly complex, and are based on many assumptions that are intended to reflect the general behavior of the balance sheet components over the period in question. It is unlikely that actual events will match these assumptions in all cases. For this reason, the results of these forward-looking computations are only approximations of the true sensitivity of net interest income to changes in market interest rates. Several benchmark and market rate curves were used in the modeling process; primarily the

LIBOR/SWAP curve, Prime, Treasury, FHLB rates, Brokered CDs rates, repurchase agreements rates and the Mortgage Commitment Rate of 30 years. Rate indices are assumed to remain constant at September 2012 end of month levels, under the flat rate scenario; a gradual (ramp) parallel upward shift of the yield curve is assumed during the first twelve months of the projection for the +200 ramp scenario. Under the 200 basis points (ramp) parallel falling rate scenario, rates move downward 200 basis points for the first twelve months of projection. Due to the historically yield curve indices low levels, the downward 200 basis points parallel effect is not completely achieved, reflecting a flattening yield curve instead of a parallel downward scenario. The Libor/Swap curve for September 2012, as compared to December 2011, showed an average decrease of 16 basis points in the short term horizon, between one to twelve months, while market rates increase an average of 34 basis points in the long term horizon. The Treasury curve showed an average increase of 6 basis points in the short term horizon, while showed a decrease of 16 basis points in the long term horizon, as compared to December 2011 end of month levels.

The following table presents the results of the simulations as of September 30, 2012 and December 31, 2011. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives and liabilities measured at fair value:

	September 30, 2012				December 31, 2011
	Net Interest Income Risk (Projected for the next 12 months)				Net Interest Income Risk (Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	Change	% Change	Change	% Change	Change	% Change	Change	% Change
+ 200 bps ramp	$14.0	2.74%	$9.8	1.83%	$19.2	4.47%	$29.2	6.74%
- 200 bps ramp	$(0.5)	(0.10)%	$(2.0)	(0.39)%	$(3.8)	(0.88)%	$3.7	0.85%

The Corporation continues to manage its balance sheet structure to control the overall interest rate risk. As part of the Corporation’s balance sheet restructuring strategies, the net interest income and the exposure at different market scenarios were affected during the first nine months of 2012, as compared with 2011 year end levels. The major changes during the first nine months of 2012, are mainly driven by the increase in excess liquidity, loans paid-off and repayments, a decrease in investment securities due to maturities, calls and MBS repayments levels, an increase in consumer loan due to the acquisition of the $406 million credit cards portfolio, the restructuring and maturity of repurchase agreements and a decrease in brokered CDs. The Corporation continues reducing its reliance on brokered CDs with the intend to grow its core deposits base at lower costs, while adjusting the mix of its funding sources to better match the expected average life of the assets.

Taking into consideration the above-mentioned facts for modeling purposes, the net interest income for the next twelve months under a non-static balance sheet scenario, is estimated to increase by $9.8 million in a gradual parallel upward move of 200 basis points when compared against the Corporation’s flat or unchanged interest rate forecast scenario.

Following the Corporation’s risk management policies, modeling of the downward “parallel” rates moves by anchoring the short end of the curve, (falling rates with a flattening curve) was performed, even though, given the current level of rates as of September 30, 2012, some market interest rate were projected to be close to zero. Under this scenario the net interest income for the next twelve months in a non-static balance sheet scenario is estimated to decrease by $2.0 million.

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

Interest rate swaps – Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of September 30, 2012, most of the interest rate swaps outstanding are used for protection against rising interest rates. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.

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

The following tables summarize the fair value changes in the Corporation’s derivatives as well as the sources of the fair values:

	Asset Derivatives	Liability Derivatives
(In thousands)	Nine-Month Period Ended September 30, 2012	Nine-Month Period Ended September 30, 2012

Fair value of contracts outstanding at the beginning of the period	$1,277	$(7,834)
Changes in fair value during the period	(941)	1,406

Fair value of contracts outstanding as of September 30, 2012	$336	$(6,428)

Sources of Fair Value

	Payment Due by Period
(In thousands)	Maturity Less Than One Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value

As of September 30, 2012

Pricing from observable market inputs - Asset Derivatives	$19	$317	$—	$—	$336

Pricing from observable market inputs - Liability Derivatives	(420)	(322)	(5,686)	—	(6,428)

	$(401)	$(5)	$(5,686)	$—	$(6,092)

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

As of September 30, 2012 and December 31, 2011, all of the derivative instruments held by the Corporation were considered economic undesignated hedges.

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

Set forth below is a detailed analysis of the Corporation’s credit exposure by counterparty with respect to derivative instruments outstanding as of September 30, 2012 and December 31, 2011.

	As of September 30, 2012
(In thousands)	Rating(1)	Notional	Total Exposure at Fair Value (2)	Negative Fair Value	Total Fair Value	Accrued interest receivable (payable)
Counterparty

Interest rate swaps with rated counterparties:
JP Morgan	A	$33,157	$—	$(5,915)	$(5,915)	$—

		33,157	—	(5,915)	(5,915)	—

Other Derivatives:
Other Derivatives (3)		31,440	336	(513)	(177)	(148)

Total		$64,597	$336	$(6,428)	$(6,092)	$(148)

	As of December 31, 2011
(In thousands)	Rating(1)	Notional	Total Exposure at Fair Value (2)	Negative Fair Value	Total Fair Value	Accrued interest receivable (payable)
Counterparty

Interest rate swaps with rated counterparties:
JP Morgan	A	$34,347	$—	$(6,386)	$(6,386)	$—
Credit Suisse First Boston	A+	2,720	—	(381)	(381)	—
Goldman Sachs	A-	6,515	899	—	899	—
Morgan Stanley	A-	107,894	—	—	—	—

		151,476	899	(6,767)	(5,868)	—

Other Derivatives:
Other Derivatives (3)		136,128	378	(1,067)	(689)	(166)

Total		$287,604	$1,277	$(7,834)	$(6,557)	$(166)

(1)	Based on the S&P and Fitch Long Term Issuer Credit Ratings.
(2)	For each counterparty, this amount includes derivatives with positive fair value excluding the related accrued interest receivable/payable
(3)	Credit exposure with several counterparties for which a credit rating is not readily available and forward contracts.

The discounting of the cash flows is performed using US dollar LIBOR-based discount rates or yield curves that account for the industry sector and the credit rating of the counterparty and/or the Corporation. Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments for the first nine months of 2012 and 2011 was immaterial.

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

The Corporation may also have risk of default in the securities portfolio. The securities held by the Corporation are principally fixed-rate U.S. agency mortgage-backed securities and U.S. Treasury and agency securities. Thus, a substantial portion of these instruments is backed by mortgages, a guarantee of a U.S. government-sponsored entity or the full faith and credit of the U.S. government.

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

Allowance for Loan and Lease Losses and Non-performing Assets

Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents the estimate of the level of reserves appropriate to absorb inherent credit losses. The amount of the allowance was determined by empirical analysis and judgments regarding the quality of each individual loan portfolio. All known relevant internal and external factors that affected loan collectability were considered, including analyses of historical charge-off experience, migration patterns, changes in economic conditions, and changes in loan collateral values. For example, factors affecting the economies of Puerto Rico, Florida (USA), the US Virgin Islands and the British Virgin Islands may contribute to delinquencies and defaults above the Corporation’s historical loan and lease losses. Such factors are subject to regular review and may change to reflect updated performance trends and expectations, particularly in times of severe stress such as have been experienced since 2008. The process includes judgmental and quantitative elements that may be subject to significant change. There is no certainty that the allowance will be adequate over time to cover credit losses in the portfolio because of continued adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries or markets. To the extent actual outcomes differ from our estimates, the credit quality of our customer base materially decreases or the risk profile of a market, industry, or group of customers changes materially, or if the allowance is determined to not be adequate, additional provisions for credit losses could be required, which could adversely affect our business, financial condition, liquidity, capital, and results of operations in future periods.

The allowance for loan and lease losses provides for probable losses that have been identified with specific valuation allowances for individually evaluated impaired loans and for probable losses believed to be inherent in the loan portfolio that have not been specifically identified. Internal risk ratings are assigned to each business loan at the time of approval and are subject to subsequent periodic reviews by the Corporation’s senior management. The allowance for loan and lease losses is reviewed on a quarterly basis as part of the Corporation’s continued evaluation of its asset quality. In connection with the recently acquired credit cards portfolio, the methodology employed to calculate the allowance for loan losses is similar to the methodology used for other consumer loans, except for that the loss rates are determined evaluating 12 months of historical performance, instead of 24 months. The Corporation does not maintain an allowance for held for sale loans or purchased credit-impaired (“PCI”) loans that are performing in accordance with or better than our expectations as of the date of acquisition, as the fair value of these loans already reflect a credit component.

The allowance for loan losses to total loans for the residential mortgage loan portfolio increased from 2.39% at December 31, 2011 to 2.50% at September 30, 2012, while the allowance to total loans for the C&I portfolio increased from 3.98% at December 31, 2011 to 4.46% at September 30, 2012. For the commercial mortgage loan portfolio, the reserve coverage decreased from 6.96% at December 31, 2011 to 6.12% at September 30, 2012 driven by improved trends in charge-offs and the reduction in adversely classified loans. The construction loans reserve coverage ratio decreased from 21.36% as of December 31, 2011 to 18.68% at September 30, 2012 due to decreases in non-performing loans, while the consumer and finance leases reserve coverage ratio decreased from 3.86% as of December 31, 2011 to 2.99% at September 30, 2012 due to decreases in delinquency levels and historical loss rates. This ratio was also impacted by the recent acquisition of a $406 million credit cards portfolio which was recorded at a fair value of approximately $369 million at the time of acquisition which reflected a credit component.

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

As shown in the following table, the allowance for loan and lease losses amounted to $445.5 million at September 30, 2012, or 4.37% of total loans compared with $493.9 million, or 4.68% of total loans at December 31, 2011. Refer to the “Provision for Loan and Lease Losses” discussion above for additional information.

The following table sets forth an analysis of the activity in the allowance for loan and lease losses:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011

Allowance for loan and lease losses, beginning of period	$457,153	$540,878	$493,917	$553,025

Provision (release) for loan and lease losses:
Residential Mortgage	9,083	17,744	27,787	36,916
Commercial Mortgage	(6,617)	13,324	(4,897)	32,767
Commercial and Industrial	8,117	10,437	30,702	73,409
Construction	6,379	(2,547)	13,429	41,270
Consumer and Finance Leases	11,990	7,488	23,012	10,000

Provision for loan and lease losses	28,952	46,446	90,033	194,362

Charge-offs
Residential Mortgage	(7,586)	(16,076)	(27,976)	(30,571)
Commercial Mortgage	(5,681)	(3,316)	(15,588)	(37,647)
Commercial and Industrial	(12,795)	(22,703)	(35,494)	(50,858)
Construction	(9,012)	(17,008)	(42,908)	(83,483)
Consumer and Finance Leases	(9,444)	(11,086)	(29,327)	(35,168)

	(44,518)	(70,189)	(151,293)	(237,727)

Recoveries:
Residential Mortgage	228	260	676	657
Commercial Mortgage	679	7	721	84
Commercial and Industrial	534	177	2,179	1,281
Construction	686	185	4,004	2,215
Consumer and Finance Leases	1,817	1,923	5,294	5,790

	3,944	2,552	12,874	10,027

Net Charge Offs	(40,574)	(67,637)	(138,419)	(227,700)

Allowance for loan and lease losses, end of period	$445,531	$519,687	$445,531	$519,687

Allowance for loan and lease losses to period end total loans receivable	4.37%	4.89%	4.37%	4.89%
Net charge-offs annualized to average loans outstanding during the period	1.58%	2.50%	1.79%	2.72%
Provision for loan and lease losses to net charge-offs during the period	0.71x	0.69x	0.65x	0.85x

The following table sets forth information concerning the allocation of the loan allowance for loan and lease losses by loan category and the percentage of loan balances in each category to the total of such loans as of the dates indicated:

	As of September 30, 2012		As of December 31 2011
(In thousands)	Amount	Percent	Amount	Percent

Residential mortgage	$69,165	27%	$68,678	27%
Commercial mortgage loans	89,227	14%	108,992	15%
Construction loans	65,911	3%	91,386	4%
Commercial and Industrial loans (including loans to local financial institutions)	161,877	37%	164,490	39%
Consumer loans and finance leases	59,351	19%	60,371	15%

	$445,531	100%	$493,917	100%

The following table sets forth information concerning the composition of the Corporation’s allowance for loan and lease losses as of September 30, 2012 and December 31, 2011 by loan category and by whether the allowance and related provisions were calculated individually or through a general valuation allowance.

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	C&I Loans	Construction Loans	Consumer and Finance Leases	Total

As of September 30, 2012

Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$106,554	$50,043	$31,047	$38,863	$1,647	$228,154

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	488,234	313,490	207,465	139,599	23,196	1,171,984
Allowance for loan and lease losses	49,640	51,351	57,001	33,349	2,813	194,154
Allowance for loan and lease losses to principal balance	10.17%	16.38%	27.47%	23.89%	12.13%	16.57%

PCI loans:
Carrying value of PCI loans	—	—	—	—	12,741	12,741
Allowance for PCI loans	—	—	—	—	—	—
Allowance for PCI loans to carrying value	—	—	—	—	—	—

Loans with general allowance:
Principal balance of loans	2,167,630	1,095,585	3,389,134	174,429	1,948,507	8,775,285
Allowance for loan and lease losses	19,525	37,876	104,876	32,562	56,538	251,377
Allowance for loan and lease losses to principal balance	0.90%	3.46%	3.09%	18.67%	2.90%	2.86%

Total loans held for investment:
Principal balance of loans	$2,762,418	$1,459,118	$3,627,646	$352,891	$1,986,091	$10,188,164
Allowance for loan and lease losses	69,165	89,227	161,877	65,911	59,351	445,531
Allowance for loan and lease losses to principal balance (1)	2.50%	6.12%	4.46%	18.68%	2.99%	4.37%

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	C&I Loans	Construction Loans	Consumer and Finance Leases	Total

As of December 31, 2011

Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$181,081	$13,797	$40,453	$33,759	$2,840	$271,930

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	423,340	354,954	223,572	213,388	20,192	1,235,446
Allowance for loan and lease losses	48,566	59,167	58,652	44,768	3,749	214,902
Allowance for loan and lease losses to principal balance	11.47%	16.67%	26.23%	20.98%	18.57%	17.39%

Loans with general allowance:
Principal balance of loans	2,269,364	1,196,660	3,866,491	180,716	1,538,785	9,052,016
Allowance for loan and lease losses	20,112	49,824	105,838	46,618	56,623	279,015
Allowance for loan and lease losses to principal balance	0.89%	4.16%	2.74%	25.80%	3.68%	3.08%

Total loans held for investment:
Principal balance of loans	$2,873,785	$1,565,411	$4,130,516	$427,863	$1,561,817	$10,559,392
Allowance for loan and lease losses	68,678	108,991	164,490	91,386	60,372	493,917
Allowance for loan and lease losses to principal balance	2.39%	6.96%	3.98%	21.36%	3.87%	4.68%

(1)	Loans used in the denominator include PCI loans of $12.7 million as of September 30, 2012. However, the Corporation separately tracks and reports PCI loans and exclude these loans from delinquency, non-performing loans, impaired, TDRs and non-performing assets statistics.

The following tables show the activity for impaired loans and the related specific reserve for the quarter and nine-month period ended September 30, 2012:

	Quarter ended	Nine-Month Period Ended
	September 30, 2012
	(In thousands)
Impaired Loans:
Balance at beginning of period	$1,432,469	$1,507,376
Loans determined impaired during the period	55,292	222,841
Net charge-offs	(30,971)	(107,458)
Increases to impaired loans (disbursements)	11,039	30,160
Foreclosures	(26,353)	(113,737)
Loans no longer considered impaired	(5,351)	(42,269)
Paid in full or partial payments	(35,987)	(96,775)

Balance at end of period	$1,400,138	$1,400,138

	Quarter Ended	Nine-Month Period Ended
	September 30, 2012
	(In thousands)
Specific Reserve:
Balance at beginning of period	$209,860	$214,902
Provision for loan losses	15,265	86,710
Net charge-offs	(30,971)	(107,458)

Balance at end of period	$194,154	$194,154

On May 30, 2012, the Corporation re-entered the credit card business with the acquisition of an approximate $406 million portfolio of FirstBank-branded credit cards portfolio from FIA. These loans were recorded on the Consolidated Statement of Financial Condition at estimated fair value on acquisition date of $368.9 million. The Corporation concluded that a portion of these loans acquired were PCI loans. PCI loans are acquired loans with evidence of credit quality deterioration since origination for which it is probable at the date of purchase that the Corporation will be unable to collect all contractually required payments. The loans for which the Corporation concluded were credit impaired had a contractual outstanding unpaid principal and interest balance of $34.6 million and an estimated fair value of $15.7 million at the time of acquisition. Given the initial fair value of these loans included an estimate of credit losses expected to be realized over the remaining lives of the loans, the Corporation’s subsequent accounting for PCI loans differs from the accounting for non–PCI loans, therefore, the Corporation separately tracks and report PCI loans and exclude these loans from delinquency, non-performing loans, impaired, TDRs and non-performing asset statistics.

Credit Quality

Credit quality performance in the first nine months of 2012 continued its slow but steady pace of improvement. Total non-performing loans decreased $135.1 million led by foreclosures, charge-offs, principal repayments and a decrease in the inflows of non-performing loans. Total non-performing assets, which include repossessed assets, decreased by $78.0 million, or 6%. Total delinquencies, which include all loans 30 days or more past due and non-accrual loans, decreased by $120.7 million, during 2012 and the level of adversely classified commercial and construction loans decreased by $159.3 million or 13%.

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

PCI Loans – Recorded at fair value at acquisition. Since the initial fair value of these loans included an estimate of credit losses expected to be realized over the remaining lives of the loans, the subsequent accounting for PCI loans differs from the accounting for non-PCI loans. The Corporation, therefore, separately tracks and reports PCI loans and excludes these from its delinquency and non-performing statistics.

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

The following table presents non-performing assets as of the dates indicated:

(Dollars in thousands)	September 30, 2012	December 31, 2011

Non-performing loans held for investment:
Residential mortgage	$320,913	$338,208
Commercial mortgage	231,163	240,414
Commercial and Industrial	230,459	270,171
Construction	189,458	250,022
Finance leases	3,061	3,485
Consumer	32,990	36,062

Total non-performing loans held for investment	$1,008,044	$1,138,362

Other real estate owned	177,001	114,292
Other repossessed property	9,775	15,392
Other assets (1)	64,543	64,543

Total non-performing assets, excluding loans held for sale	$1,259,363	$1,332,589

Non-performing loans held for sale	—	4,764

Total non-performing assets, including loans held for sale (2)	$1,259,363	$1,337,353

Past due loans 90 days and still accruing (3)	$141,028	$130,816
Non-performing assets to total assets	9.58%	10.19%
Non-performing loans held for investment to total loans held for investment	9.89%	10.78%
Allowance for loan and lease losses	445,531	493,917
Allowance to total non-performing loans held for investment	44.20%	43.39%
Allowance to total non-performing loans held for investment, excluding residential real estate loans	64.84%	61.73%

(1)	Collateral pledged with Lehman Brothers Special Financing, Inc.
(2)	Amounts exclude purchased credit impaired loans with a carrying value of approximately $12.7 million acquired as part of a credit cards portfolio purchased in the second quarter of 2012.
(3)	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as past due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $34.6 million of residential mortgage loans insured by FHA or guaranteed by the VA, which are over 18 months delinquent, that are no longer accruing interest as of September 30, 2012.

The following table shows non-performing assets by geographic segment:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Puerto Rico:
Non-performing loans held for investment:
Residential mortgage	$285,994	$297,595
Commercial mortgage	175,007	170,949
Commercial and Industrial	216,602	261,189
Construction	110,378	137,478
Finance leases	3,061	3,485
Consumer	30,005	34,888

Total non-performing loans held for investment	821,047	905,584

REO	137,877	85,788
Other repossessed property	9,700	15,283
Other assets	64,543	64,543

Total non-performing assets, excluding loans held for sale	$1,033,167	$1,071,198
Non-performing loans held for sale	—	4,764

Total non-performing assets, including loans held for sale (1)	$1,033,167	$1,075,962

Past due loans 90 days and still accruing	$138,431	$118,888

Virgin Islands:
Non-performing loans held for investment:
Residential mortgage	$18,559	$11,470
Commercial mortgage	11,751	12,851
Commercial and Industrial	12,657	7,276
Construction	72,786	110,594
Consumer	921	518

Total non-performing loans held for investment	116,674	142,709

REO	26,642	7,200
Other repossessed property	57	67

Total non-performing assets, excluding loans held for sale	$143,373	$149,976
Non-performing loans held for sale	—	—

Total non-performing assets, including loans held for sale	$143,373	$149,976

Past due loans 90 days and still accruing	$2,597	$11,204

Florida:
Non-performing loans held for investment:
Residential mortgage	$16,360	$29,143
Commercial mortgage	44,405	56,614
Commercial and Industrial	1,200	1,706
Construction	6,294	1,950
Consumer	2,064	656

Total non-performing loans held for investment	70,323	90,069

REO	12,482	21,304
Other repossessed property	18	42

Total non-performing assets, excluding loans held for sale	$82,823	$111,415
Non-performing loans held for sale	—	—

Total non-performing assets, including loans held for sale	$82,823	$111,415

Past due loans 90 days and still accruing	$—	$724

(1)	Amount excludes purchased credit impaired loans with a carrying value of approximately $12.7 million acquired as part of the credit cards portfolio acquired from FIA.

Total non-performing loans were $1.01 billion at September 30, 2012, which represented 9.89% of total loans held for investment. This represents a decrease of $135.1 million, or 11.82%, from $1.14 billion, or 10.78% of total loans held for investment at December 31, 2011.

Non-performing construction loans decreased by $65.3 million, or 26%, from the end of the fourth quarter of 2011, mainly due to the transfer to REO of properties acquired in foreclosure aggregating approximately $37.8 million and charge-offs. Most of the foreclosures were concentrated in four projects in both Puerto Rico and the Virgin Islands regions.

C&I non-performing loans decreased by $39.7 million, or 15% when compared to the balance at December 31, 2011, reflecting primarily net charge-offs of $33.3 million and foreclosures of approximately $30 million. Borrowers’ payments and payoffs and modified loans restored to accrual status after a sustained period of performance also contributed to the decrease in non-performing C&I loans. The decline was primarily in Puerto Rico.

Non-performing residential mortgage loans decreased $17.3 million, or 5%, from December 31, 2011. The decrease was driven by several factors, including: (i) loans brought current, (ii) foreclosures of approximately $42.9 million, and (iii) the restoration to accrual status of modified loans that successfully completed a trial performance period aggregating to approximately $30 million. Borrowers’ payments, payoffs and charge-offs also contributed to the decrease. The level of inflows of non-performing residential mortgage loans was approximately $148.4 million during the first nine months of 2012, however, the level of inflows decreased 6% from $46.9 million for the second quarter of 2012 to $44.1 million in the third quarter. Approximately $157.4 million, or 49%, of total non-performing residential mortgage loans have been written down to their net realizable value.

Non-performing commercial mortgage loans decreased $9.3 million, or 4%, from December 31, 2011, reflecting primarily net charge-off of $14.9 million, foreclosures of $18.8 million and restoration to accrual status after a sustained performance period of $7.5 million of modified loans. The decrease was primarily in the United States and the Virgin Islands regions.

The levels of non-performing consumer loans, including finance leases, showed a $3.5 million decrease during the first nine months of 2012. The decrease was mainly related to a reduction in the auto financing category.

At September 30, 2012, approximately $302.3 million of the loans placed in non-accrual status, mainly construction and commercial loans, were current, or had delinquencies of less than 90 days in their interest payments, including $203.6 million of TDRs maintained in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability. Collections are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

During the nine-month period ended September 30, 2012, interest income of approximately $7.6 million related to non-performing loans with a carrying value of $682.2 million as of September 30, 2012, mainly non-performing construction and commercial loans, was applied against the related principal balances under the cost-recovery method.

The allowance to non-performing loans held for investment ratio as of September 30, 2012, was 44.20%, compared to 43.39% as of December 31, 2011. As of September 30, 2012, approximately $216.7 million, or 22%, of total non-performing loans held for investment have been charged-off to their net realizable value as shown in the following table.

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	C&I Loans	Construction Loans	Consumer and Finance Leases	Total

As of September 30, 2012

Non-performing loans held for investment charged-off to realizable value	$157,399	$8,722	$25,102	$24,330	$1,175	$216,728
Other non-performing loans held for investment	163,514	222,441	205,357	165,128	34,876	791,316

Total non-performing loans held for investment	$320,913	$231,163	$230,459	$189,458	$36,051	$1,008,044

Allowance to non-performing loans held for investments	21.55%	38.60%	70.74%	34.79%	164.63%	44.20%
Allowance to non-performing loans held for investments, excluding non-performing loans charged-off to realizable value	42.30%	40.11%	78.83%	39.92%	170.18%	56.30%

As of December 31, 2011

Non-performing loans held for investment charged-off to realizable value	$233,703	$21,925	$70,462	$70,959	$2,605	$399,654
Other non-performing loans held for investment	104,505	218,489	199,709	179,063	36,942	738,708

Total non-performing loans held for investment	$338,208	$240,414	$270,171	$250,022	$39,547	$1,138,362

Allowance to non-performing loans held for investments	20.31%	45.33%	60.88%	36.55%	152.66%	43.39%
Allowance to non-performing loans held for investments, excluding non-performing loans charged-off to realizable value	65.72%	49.88%	82.36%	51.04%	163.42%	66.86%

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico and in accordance with the government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction and residential mortgage loans in the U.S. mainland fit the definition of TDR. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of September 30, 2012, the Corporation’s total TDR loans of $925.1 million consisted of $410.2 million of residential mortgage loans, $107.5 million of commercial and industrial loans, $298.1 million of commercial mortgage loans, $86.6 million of construction loans and $22.7 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $4.4 million as of September 30, 2012.

The Corporation’s loss mitigation programs for residential mortgage and consumer loans can provide for one or a combination of the following: movement of interest past due to the end of the loan, extension of the loan term, deferral of principal payments for a significant period of time, and reduction of interest rates either permanently, offered up to 2010, or for a period of up to two years (step-up rates). Additionally, in remote cases, the restructuring may provide for the forgiveness of contractually due principal or interest. Uncollected interest is added to the end of the loan term at the time of the restructuring and not recognized as income until collected or when the loan is paid off. These programs are available to only those borrowers who have defaulted, or are likely to default, permanently on their loan and would lose their homes in foreclosure action absent some lender concession. Notwithstanding, if the Corporation is not reasonably assured that the borrower will comply with its contractual commitment, properties are foreclosed.

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a three month period whereby the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enters into a permanent modification. As a result of new accounting guidance on TDRs, loans that are participating in or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDR regardless of whether the borrower enters into a permanent modification. At September 30, 2012, we classified and additional $5.7 million of residential mortgage loans as TDRs that were participating in or had been offered a trial modification.

For the commercial real estate, commercial and industrial, and the construction portfolios, at the time of the restructuring, the Corporation determines, on a loan by loan basis, whether a concession was granted for economic or legal reasons related to the borrower’s financial difficulty. Concessions granted for commercial loans could include: reductions in interest rates to rates that are considered below market; extension of repayment schedules and maturity dates beyond original contractual terms; waiving of borrower covenants; forgiveness of principal or interest; or other contract changes that would be considered a concession. The

Corporation mitigates loan defaults for its commercial loan portfolios through its collections function. The function’s objective is to minimize both early stage delinquencies and losses upon default of commercial loans. In the case of C&I, commercial mortgage and construction loan portfolios, the SAG focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of REO. In addition to the management of the resolution process for problem loans, the SAG oversees collection efforts for all loans to prevent migration to the non-performing and/or adversely classified status. The SAG utilizes relationship officers, collection specialists and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary. The SAG utilizes its collections infrastructure of workout collection officers, credit work-out specialists, in-house legal counsel, and third party consultants. In the case of residential construction projects and large commercial loans, the function also utilizes third-party specialized consultants to monitor the residential and commercial construction projects in terms of construction, marketing and sales, and restructuring of large commercial loans. In addition, the Corporation extends, renews and restructures loans with satisfactory credit profiles. Many commercial loan facilities are structured as lines of credit, which are mainly one year in term and therefore are required to be renewed annually. Other facilities may be restructured or extended from time to time based upon changes in the borrower’s business needs, use of funds, timing of completion of projects and other factors. If the borrower is not deemed to have financial difficulties, extensions, renewals and restructurings are done in the normal course of business and not considered concessions, and the loans continue to be recorded as performing.

TDRs are classified as either accrual or nonaccrual loans. A loan on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure for a minimum of six months and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loans being returned to accrual at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Loan modifications increase the Corporation interest income by returning a non-performing loan to performing status, if applicable, and increase cash flows by providing for payments to be made by the borrower, and avoid increases in foreclosure and real estate owned costs. The Corporation continues to consider a modified loan as an impaired loan for purposes of estimating the allowance for loan and lease losses.

The following table provides a breakdown between accrual and nonaccrual status of TDRs as of September 30, 2012:

(In Thousands)	September 30, 2012
	Accrual	Nonaccrual (1)	Total TDRs

Non-FHA/VA Residential Mortgage loans	$294,184	$116,063	$410,247
Commercial Mortgage Loans	157,445	140,601	298,046
Commercial & Industrial Loans	24,749	82,808	107,557
Construction Loans	2,490	84,091	86,581
Consumer Loans - Auto	7,114	4,699	11,813
Finance Leases	1,985	59	2,044
Consumer Loans - Other	7,037	1,819	8,856

Total Troubled Debt Restructurings	$495,004	$430,140	$925,144

(1)	Included in non-accrual loans are $203.6 million in loans that are performing under the terms of the restructuring agreement but are reported in non-accrual until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability.

The REO portfolio, which is part of non-performing assets, increased by $62.7 million. The following table shows the activity during the first nine-months of 2012 of the REO portfolio by geographic region and type of property:

(In thousands)	As of September 30, 2012
	Puerto Rico			Virgin Islands			Florida			Consolidated
	Residential	Commercial	Construction	Residential	Commercial	Construction	Residential	Commercial	Construction
Beginning Balance	$55,381	$24,629	$5,778	$6,520	$—	$680	$5,710	$11,613	$3,981	$114,292
Additions	39,656	43,460	20,445	—	4,244	17,388	3,256	4,674	—	133,123
Sales	(28,587)	(5,707)	(1,830)	(540)	—	—	(6,228)	(8,535)	—	(51,427)
Fair value adjustments	(7,101)	(6,634)	(1,614)	(1,280)	(43)	(327)	(411)	(1,337)	(240)	(18,987)

	$59,349	$55,748	$22,779	$4,700	$4,201	$17,741	$2,327	$6,415	$3,741	$177,001

The over 90-day delinquent, but still accruing loans, excluding loans guaranteed by the U.S. Government, increased during the nine-month period ended September 30, 2012 by $4.0 million to $49.6 million, or 0.49% of total loans held for investment at September 30, 2012. Loans 30 to 89 days delinquent decreased by $.06 million to $283.0 million as of September 30, 2012.

Net Charge-offs and Total Credit Losses

Total net charge-offs for the first nine months of 2012 were $138.4 million, or 1.79% of average loans on an annualized basis. This was down $89.3 million, or 39%, from $227.7 million, or an annualized 2.72%, in the first nine months of 2011.

Construction loans net charge-offs for the first nine months of 2012 were $38.9 million, or an annualized 13.00%, compared to $81.3 million, or an annualized 16.30% of related loans, in the first nine months of 2011. Approximately $27.0 million, of the construction loans net charge-offs in the first nine months of 2012 were in the Virgin Islands, including charge-offs of $22.7 million related to a commercial project. In Puerto Rico, construction loans net charge-offs of $14.0 million in the first nine months of 2012 include an individual charge-off of $7.6 million related to a commercial project. The United States construction loan portfolio reflected a net recovery of $2.1 million, including a $1.5 million recovery related to a residential land loan that was fully charged-off previously. The construction portfolio in Florida has been considerably reduced over the past three years to $22.6 million as of September 30, 2012.

C&I loan net charge-offs in the first nine months of 2012 were $33.3 million, or an annualized 1.15% of related average loans, down from $49.6 million, or an annualized 1.55% of related loans, in the first nine months of 2011. Substantially all of the charge-offs recorded in the first nine months of 2012 were in Puerto Rico spread through several industries. Approximately 71%, or $23.5 million, of the net charge-offs in the first nine months of 2012 were related to nine relationships with individual charge-offs in excess of $1 million.

Commercial mortgage loans net charge-offs in the first nine months of 2012 were $14.9 million, or an annualized 1.32% of related average loans, down from $37.6 million, or an annualized 3.14% of related loans, in the first nine months of 2011. Commercial mortgage loans net charge-offs in the first nine months of 2012 were $11.1 million in Puerto Rico and $3.8 million in the United States. Most of the charge-offs were concentrated in four relationships with individual charge-offs in excess of $1 million.

Residential mortgage loan net charge-offs were $27.8 million, or an annualized 1.30% of related average loans compared to $36.9 million, or an annualized 1.33% for the comparable period in 2011. Approximately $14.2 million in charge-offs for the first nine months of 2012 ($13.0 million in Puerto Rico, $1.1 million in Florida and $0.1 million in the Virgin Islands) resulted from valuations for impairment purposes of residential mortgage loan portfolios considered homogeneous given high delinquency and loan-to-value levels, compared to $20.6 million recorded in the same period of 2011. Net charge-offs on residential mortgage loans also included $6.8 million related to the foreclosure of loans during the first nine months of 2012, compared to $7.0 million recorded for foreclosures in the first nine months of 2011.

Net charge-offs on consumer loans and finance leases in the first nine months of 2012 were $24.0 million, or an annualized 1.85% of related average loans down from $29.4 million, or an annualized 2.39% of average loans for the first nine months of 2011. This decrease reflected the continued high credit quality of originations and an improved ratio also impacted by a larger portfolio led by the recently acquired credit cards portfolio.

The following table presents annualized net charge-offs to average loans held-in-portfolio:

	For the Quarter Ended		For the Nine-Month Period Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Residential mortgage loans	1.05%	2.24%	1.30%	1.33%
Commercial mortgage	1.36%	0.84%	1.32%	3.14%
Commercial and industrial	1.33%	2.09%	1.15%	1.55%
Construction loans	9.11%	12.78%	13.00%	16.30%
Consumer loans (1)(2)	1.55%	2.30%	1.85%	2.39%
Total loans	1.58%	2.50%	1.79%	2.72%

(1)	Includes lease financing.
(2)	Loans used in the denominator in calculating the ratio include PCI loans.

The above ratios are based on annualized charge-offs and are not necessarily indicative of the results expected for the entire year or in subsequent periods.

The following table presents net charge-offs (annualized) to average loans held-in-portfolio by geographic segment:

	Quarter Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
PUERTO RICO:
Residential mortgage	1.33%	2.50%	1.57%	1.37%
Commercial mortgage	2.08%	0.99%	1.41%	4.05%
Commercial and Industrial	1.43%	2.20%	1.25%	1.61%
Construction	2.28%	15.02%	7.46%	9.76%
Consumer and finance leases	1.56%	2.33%	1.83%	2.44%
Total loans	1.53%	2.62%	1.64%	2.35%
VIRGIN ISLANDS:
Residential mortgage (1)	(0.02)%	0.19%	0.05%	0.03%
Commercial mortgage	0.00%	0.00%	0.00%	0.00%
Commercial and Industrial	0.00%	0.00%	0.01%	0.43%
Construction	26.04%	9.78%	28.78%	29.62%
Consumer and finance leases	1.16%	2.34%	1.03%	1.35%
Total loans	3.48%	1.84%	4.29%	5.62%
FLORIDA:
Residential mortgage	0.30%	3.27%	1.03%	2.87%
Commercial mortgage (2)	(0.40)%	0.62%	1.28%	1.43%
Commercial and Industrial (3)	(0.01)%	2.32%	(0.93)%	1.06%
Construction (4)	(0.50)%	6.38%	(11.62)%	25.45%
Consumer and finance leases	1.64%	1.02%	4.06%	1.82%
Total loans (5)	(0.04)%	1.93%	0.79%	3.56%

(1)	For the third quarter of 2012 recoveries in residential mortgage loans in the Virgin Islands exceeded charge-offs.
(2)	For the third quarter of 2012 recoveries in commercial mortgage loans in Florida exceeded charge-offs.
(3)	For the third quarter and nine-month period ended September 30, 2012 recoveries in commercial and industrial loans in Florida exceeded charge-offs.
(4)	For the third quarter and nine-month period ended September 30, 2012 recoveries in construction loans in Florida exceeded charge-offs.
(5)	For the third quarter of 2012, recoveries in total loans in Florida exceeded charge-offs.

Total credit losses (equal to net charge-offs plus losses on REO operations) for the first nine months of 2012 amounted to $157.3 million, or 2.01% on an annualized basis to average loans and repossessed assets in contrast to credit losses of $244.1 million, or a loss rate of 2.89%, for the first nine months of 2011.

The following table presents a detail of the REO inventory and credit losses for the periods indicated:

Credit Loss Performance	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
REO
REO balances, carrying value:
Residential	$66,376	$67,704	$66,376	$67,704
Commercial	66,364	32,388	66,364	32,388
Construction	44,261	9,422	44,261	9,422

Total	$177,001	$109,514	$177,001	$109,514

REO activity (number of properties):
Beginning property inventory,	647	495	575	479
Properties acquired	129	127	396	337
Properties disposed	(106)	(81)	(301)	(275)

Ending property inventory	670	541	670	541

Average holding period (in days)
Residential	369	288	369	288
Commercial	270	315	270	315
Construction	197	439	197	439

	289	309	289	309

REO operations (loss) gain:
Market adjustments and (losses) gain on sale:
Residential	$(2,285)	$(1,714)	$(5,263)	$(6,070)
Commercial	(1,736)	(491)	(1,946)	(3,411)
Construction	(681)	(461)	(1,067)	(379)

	(4,702)	(2,666)	(8,276)	(9,860)

Other REO operations expenses	(3,984)	(2,286)	(10,639)	(6,563)

Net Loss on REO operations	$(8,686)	$(4,952)	$(18,915)	$(16,423)

CHARGE-OFFS
Residential charge-offs, net	(7,358)	(15,816)	(27,300)	(29,914)
Commercial charge-offs, net	(17,263)	(25,835)	(48,182)	(87,140)
Construction charge-offs, net	(8,326)	(16,823)	(38,904)	(81,268)
Consumer and finance leases charge-offs, net	(7,627)	(9,163)	(24,033)	(29,378)

Total charge-offs, net	(40,574)	(67,637)	(138,419)	(227,700)

TOTAL CREDIT LOSSES (1)	$(49,260)	$(72,589)	$(157,334)	$(244,123)

LOSS RATIO PER CATEGORY (2)
Residential	1.34%	2.43%	1.52%	1.57%
Commercial	1.45%	1.78%	1.24%	2.05%
Construction	9.00%	12.88%	12.57%	16.08%
Consumer	1.54%	2.28%	1.83%	2.37%

TOTAL CREDIT LOSS RATIO(3)	1.88%	2.65%	2.01%	2.89%

(1)	Equal to REO operations (losses) gains plus Charge-offs, net.
(2)	Calculated as net charge-offs plus market adjustments and gains (losses) on sale of REO divided by average loans and repossessed assets.
(3)	Calculated as net charge-offs plus net loss on REO operations divided by average loans and repossessed assets.

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

As of September 30, 2012, the Corporation had $148.7 million outstanding in credit facilities granted to the Puerto Rico Government and/or its political subdivisions, down from $360.1 million as of December 31, 2011, and $117.7 million granted to the Government of the Virgin Islands, down from $139.4 million as of December 31, 2011. A substantial portion of these credit facilities consist of loans to municipalities in Puerto Rico for which the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment. Another portion of these obligations consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power and water utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it.

In addition to loans extended to government entities, the largest loan to one borrower as of September 30, 2012 in the amount of $258.3 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual real-estate loans, mostly 1-4 residential mortgage loans.

Of the total gross loans held for investment portfolio of $10.2 billion as of September 30, 2012 approximately 85% have credit risk concentration in Puerto Rico, 7% in the United States and 8% in the Virgin Islands.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk to which the Corporation is exposed, see the information contained in “Part I – Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.”

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Control and Procedures

First BanCorp’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of First BanCorp.’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2012, except as otherwise noted below. Based on this evaluation, as of the end of the period covered by this Form10-Q, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

As described in Note 6, – “Loans Held for Investment – Acquired loans including Purchased Credit-Impaired Loans,” to the consolidated financial statements included in this Quarterly Report on Form 10-Q, the Corporation acquired on May 30, 2012 an approximate $406 million portfolio of FirstBank-branded credit cards from FIA Card Services (“FIA”). As part of the credit cards portfolio acquisition, FIA has been retained as servicer of the portfolio for an eighteen month period. Prior to completing the acquisition, the Corporation performed due diligence on the assets and the business. This due diligence process provided the Corporation with a reasonable level of assurance that, as of the date the acquisition was completed, the disclosure controls and procedures in place with respect to the administration by FIA of the credit cards portfolio to be acquired were effective. After the referenced acquisition, and as of September 30, 2012, however, the Corporation has not yet completed its own assessment of the design and operation of the disclosure controls and procedures relating to the administrative systems and processes being provided by FIA as the servicer of the acquired credit cards portfolio.

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

Since March 2006, a number of key economic indicators have shown that the economy of Puerto Rico has been in a recession.

On April 19, 2012, the Puerto Rico Planning Board announced the release of Puerto Rico’s macroeconomic data for the projections for the fiscal year ending on June 30, 2012 (“FY 2012”) and for the fiscal year ending on June 30, 2013 (“FY 2013”). Projections show an increase of 0.9% in the real gross national product (the “GNP”) for FY2012, and an increase of 1.1% for FY 2013. The Government Development Bank for Puerto Rico’s Economic Activity Index (“EAI”), which is a coincident index consisting of four major monthly economic indicators (namely total payroll employment, total electric power generation, cement sales and gas consumption), and which monitors the actual trend of Puerto Rico’s economy, reflected a year-over year increase of 0.5% for December 2011 its first positive growth since March 2006. Since then, the EAI has experienced its fifth consecutive month of positive year-over year growth. Construction has remained weak since 2009 as Puerto Rico’s fiscal situation and decreasing public investment in construction projects has affected the sector.

Although the government of Puerto Rico has implemented various measures in order to achieve a balanced budget for FY 2012 and FY 2013, on August 8, 2011, Moody’s downgraded the general obligation (“GO”) rating of the Commonwealth of Puerto Rico. The downgrade also applies to those ratings that are based on or capped at the general obligation rating of the Commonwealth of Puerto Rico. Moody’s revised the GO on June 6, 2012 and changed its outlook from stable to negative. Moody’s based the decision on its strong concerns with the continued deterioration of the severely underfunded government retirement systems, weak economic trends and weak finances. On June 26, 2012, Standard and Poor’s (“S&P”) revised its outlook on the Government Development Bank for Puerto Rico from stable to negative, while maintaining the current rating. According to S&P, the decision was based on the strong ties that the Government Development Bank has with the Puerto Rico Government, especially given that it provides funding to the Puerto Rico Government and certain Puerto Rico public corporations; and, since the outlook for Puerto Rico GO was downgraded, the logical progression called for a downgrade of the Government Development Bank’s rating.

Some of the measures implemented by the government to reduce expenses included public-sector employee layoffs. Since the government is an important source of employment in Puerto Rico, these measures had a temporary adverse effect on the island’s economy. In order to increase revenues, the government passed Law 154 of 2010 which imposes a variable rate excise tax on Controlled Foreign Corporations. The law, which was enacted in December of 2010, will be in effect up to December 2016.

Although recent economic indicators have shown positive year-over-year trends, the Puerto Rico Labor Department reported an unemployment rate of 13.6% for the month of September 2012.

The economy of Puerto Rico is sensitive to the price of oil in the global market since it does not have a significant mass transit system available to the public and most of its electricity is powered by oil. The substantial increase in the price of oil has adversely impacted the economy by reducing disposable income and increasing the operating costs of most businesses and government. Consumer spending is particularly sensitive to wide fluctuations in oil prices.

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

Lehman Brothers Special Financing, Inc. (“Lehman”) was the counterparty to the Corporation on certain interest rate swap agreements. During the third quarter of 2008, Lehman failed to pay the scheduled net cash settlement due to the Corporation, which constituted an event of default under those interest rate swap agreements. The Corporation terminated all interest rate swaps with Lehman and replaced them with other counterparties under similar terms and conditions. In connection with the unpaid net cash settlement under the swap agreements, the Corporation has an unsecured counterparty exposure with Lehman, which filed for bankruptcy on October 3, 2008, of approximately $1.4 million. This exposure was reserved in the third quarter of 2008. The Corporation had securities pledged as collateral with a $63.6 million face value to guarantee its performance under the swap agreements in the event payment there under was required.

Since the second quarter of 2009, the Corporation has maintained a non-performing asset with a book value of $64.5 million in addition to accrued interest of $2.1 million related to the collateral pledged with Lehman. The Corporation believes that the securities pledged as collateral should not be part of the Lehman bankruptcy estate given the facts that the posted collateral constituted a performance guarantee under the swap agreements and was not part of a financing agreement, and that ownership of the securities was never transferred to Lehman. Upon termination of the interest rate swap agreements, Lehman’s obligation was to return the collateral to the Corporation. During the fourth quarter of 2009, the Corporation discovered that Lehman Brothers, Inc., acting as agent of Lehman, had deposited the securities in a custodial account at JP Morgan Chase, and that, shortly before the filing of the Lehman bankruptcy proceedings, it had provided instructions to have most of the securities transferred to Barclays Capital (“Barclays”) in New York. After Barclays’ refusal to turn over the securities, the Corporation filed a lawsuit against Barclays in federal court in New York demanding the return of the securities in December 2009. During February 2010, Barclays filed a motion with the court requesting that the Corporation’s claim be dismissed on the grounds that the allegations of the complaint are not sufficient to justify the granting of the remedies therein sought. Shortly thereafter, the Corporation filed its opposition motion. A hearing on the motions was held in court on April 28, 2010. The court, on that date, after hearing the arguments by both sides, concluded that the Corporation’s equitable-based causes of action, upon which the return of the investment securities is being demanded, contain allegations that sufficiently plead facts warranting the denial of Barclays’ motion to dismiss the Corporation’s claim. Accordingly, the judge ordered the case to proceed to trial.

Subsequent to the court decision, the district court judge transferred the case to the Lehman bankruptcy court for trial. Discovery pursuant to that case management plan has been completed. The parties filed dispositive motions on September 13, 2012. Oppositions to such motions and replies thereto must be filed by October 15, 2012 and November 14, 2012, respectively, but this timing is subject to adjustment. The Corporation may not succeed in its litigation against Barclays to recover all or a substantial portion of the securities.

Additionally, the Corporation continues to pursue its claim filed in January 2009 in the proceedings under the Securities Protection Act with regard to Lehman Brothers Inc. in the United States Bankruptcy Court for the Southern District of New York.

An estimated loss has not been accrued as the Corporation is unable to determine the timing of the claim resolution or whether it will succeed in recovering all or a substantial portion of the collateral or its equivalent value.

Because the Corporation has not had the benefit of the use of the investment securities pledged to Lehman (i.e., ability to sell, pledge or transfer), and because the Corporation has not received principal or interest payments since 2008 (after the collapse of Lehman), the appropriate carrying value of these securities has been under review with our regulators, with recent heightened concern due to the complex and lengthy litigation regarding this matter. If, as a result of these discussions, developments in the litigation, or for other reasons, the Corporation should determine that it is probable that the asset has been impaired and that the Corporation needs to recognize a partial or full loss for the investment securities pledged to Lehman, such an action would adversely affect the Corporation’s results of operations in the period in which such action is taken. The Corporation expects to reassess the recoverability of the asset upon the resolution of the dispositive motions filed with the court, which motions could be resolved in the fourth quarter of 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURE

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp.
Registrant

Date: November 9, 2012	By:	/s/ Aurelio Alemán
Aurelio Alemán
President and Chief Executive Officer

Date: November 9, 2012	By:	/s/ Orlando Berges
Orlando Berges
Executive Vice President and Chief Financial Officer

Exhibit Index

12.1 -	Ratio of Earnings to Fixed Charges.

12.2 -	Ratio of Earnings to Fixed Charges and Preference Dividends.

31.1 -	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 -	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 -	Interactive Data File (Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, furnished in XBRL (eXtensible Business Reporting Language)