Form 10-K
period 2012-12-31
FIRST BANCORP /PR/
filed 2013-04-01
CIK 1057706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

7.125% Noncumulative Perpetual Monthly Income Preferred Stock, Series A (CUSIP: 318672201);

8.35% Noncumulative Perpetual Monthly Income Preferred Stock, Series B (CUSIP: 318672300);

7.40% Noncumulative Perpetual Monthly Income Preferred Stock, Series C (CUSIP: 318672409);

7.25% Noncumulative Perpetual Monthly Income Preferred Stock, Series D (CUSIP: 318672508; and

7.00% Noncumulative Perpetual Monthly Preferred Stock, Series E (CUSIP: 318672607)

Indicate by check mark if the registrant is a well- known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 29, 2012 (the last trading day of the registrant’s most recently completed second quarter) was $409,983,908 based on the closing price of $3.96 per share of common stock on the New York Stock Exchange on June 29, 2012. The registrant had no nonvoting common equity outstanding as of June 29, 2012. For the purposes of the foregoing calculation only, registrant has treated as common stock held by affiliates only common stock of the registrant held or represented by its directors and executive officers and voting stock held by the registrant’s employee benefit plans. The registrant’s response to this item is not intended to be an admission that any person is an affiliate of the registrant for any purposes other than this response.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 206,325,465 shares as of March 15, 2013.

FIRST BANCORP

2012 ANNUAL REPORT ON FORM 10-K

Forward Looking Statements

This Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-K or future filings by First BanCorp. (the “Corporation”) with the Securities and Exchange Commission (“SEC”), in the Corporation’s press releases or in other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the word or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “should,” “anticipate” and similar expressions are meant to identify “forward-looking statements.”

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

•

the strength or weakness of the real estate markets and of the consumer and commercial credit sectors and their impact on the credit quality of the Corporation’s loans and other assets, which have contributed and may continue to contribute to, among other things, the high levels of non-performing assets, charge-offs and the provision expense and may subject the Corporation to further risk from loan defaults and foreclosures;

•

adverse changes in general economic conditions in Puerto Rico, the United States (“U.S.”), and in the U.S. Virgin Islands (“USVI”), and British Virgin Islands (“BVI”), including the interest rate environment, market liquidity, housing absorption rates, real estate prices and disruptions in the U.S. capital markets, which may reduce interest margins, impact funding sources and affect demand for all of the Corporation’s products and services and reduce the Corporation’s revenues, earnings and the value of the Corporation’s assets;

•	an adverse change in the Corporation’s ability to attract new clients and retain existing ones;

•

a decrease in demand for the Corporation’s products and services and lower revenues and earnings because of the continued recession in Puerto Rico, the current fiscal problems and budget deficit of the Puerto Rico government and recent credit downgrades of the Puerto Rico government;

•

uncertainty about regulatory and legislative changes for financial services companies in Puerto Rico, the U.S., and USVI, and BVI, which could affect the Corporation’s financial condition or performance and could cause the Corporation’s actual results for future periods to differ materially from prior results and anticipated or projected results;

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

•	the risk of not being able to recover the assets pledged to Lehman Brothers Special Financing, Inc.;

•	the impact on the Corporation’s results of operations and financial condition of acquisitions and dispositions;

•	a need to recognize additional impairments on financial instruments, goodwill or other intangible assets relating to acquisitions;

•	risks that downgrades in the credit ratings of the Corporation’s long-term senior debt will adversely affect the Corporation’s ability to access necessary external funds;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) on the Corporation’s businesses, business practices and cost of operations;

•	the risk of losses in the value of investments in unconsolidated entities that the Corporation does not control; and

•	general competitive factors and industry consolidation.

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

PART I

FirstBancorp., incorporated under the laws of the Commonwealth of Puerto Rico, is sometimes referred to in this Annual Report on Form 10-K as “the Corporation”, “we”, “our” or “the registrant.”

Item 1. Business

GENERAL

First BanCorp. is a publicly owned financial holding company that is subject to regulation, supervision and examination by the Federal Reserve Board. The Corporation was incorporated under the laws of the Commonwealth of Puerto Rico to serve as the bank holding company for FirstBank. The Corporation is a full service provider of financial services and products with operations in Puerto Rico, the United States and the USVI and BVI. As of December 31, 2012, the Corporation had total assets of $13.1 billion, total deposits of $9.9 billion and total stockholders’ equity of $1.5 billion.

The Corporation provides a wide range of financial services for retail, commercial and institutional clients. As of December 31, 2012, the Corporation controlled two wholly owned subsidiaries: FirstBank and FirstBank Insurance Agency, Inc. (“FirstBank Insurance Agency”). FirstBank is a Puerto Rico-chartered commercial bank and FirstBank Insurance Agency is a Puerto Rico-chartered insurance agency.

FirstBank is subject to the supervision, examination and regulation of both the OCIF and the FDIC. Deposits are insured through the FDIC Deposit Insurance Fund. In addition, within FirstBank, the Bank’s USVI operations are subject to regulation and examination by the United States Virgin Islands Banking Board, the BVI operations are subject to regulation by the British Virgin Islands Financial Services Commission and its operations in the state of Florida are subject to regulation and examination by the Florida Office of Financial Regulation. FirstBank Insurance Agency is subject to the supervision, examination and regulation of the Office of the Insurance Commissioner of the Commonwealth of Puerto Rico and operates five offices in Puerto Rico.

FirstBank conducts its business through its main office located in San Juan, Puerto Rico, 48 banking branches in Puerto Rico, 14 branches in the USVI and BVI and 12 branches in the state of Florida (USA). FirstBank has 5 wholly owned subsidiaries with operations in Puerto Rico: First Federal Finance Corp. (d/b/a Money Express La Financiera), a finance company specializing in the origination of small loans with 26 offices in Puerto Rico; First Mortgage, Inc. (“First Mortgage”), a residential mortgage loan origination company with 37 offices in FirstBank branches and at stand-alone sites; First Management of Puerto Rico, a domestic corporation which holds tax-exempt assets; FirstBank Puerto Rico Securities Corp, a broker-dealer subsidiary engaged in municipal bond underwriting and financial advisory services on structured financings principally provided to government entities in the Commonwealth of Puerto Rico; and FirstBank Overseas Corporation, an international banking entity organized under the International Banking Entity Act of Puerto Rico. FirstBank had one active subsidiary with operations outside of Puerto Rico: First Express, a finance company specializing in the origination of small loans with 2 offices in the USVI.

BUSINESS SEGMENTS

The Corporation has six reportable segments: Consumer (Retail) Banking; Commercial and Corporate Banking; Mortgage Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations. These segments are described below as well as in Note 32, “Segment Information”, to the Corporation’s audited financial statements for the year ended December 31, 2012 included in Item 8 of this Form 10-K:

Consumer (Retail) Banking

The Consumer (Retail) Banking segment consists of the Corporation’s consumer lending and deposit-taking activities conducted mainly through FirstBank’s branch network and loan centers in Puerto Rico. Loans to consumers include auto, boat and personal loans, credit cards, and lines of credit. Deposit products include interest bearing and non-interest bearing checking and savings accounts, Individual Retirement Accounts (IRA) and retail certificates of deposit. Retail deposits gathered through each branch of FirstBank’s retail network serve as one of the funding sources for the lending and investment activities. In 2012, the Corporation reentered the credit card business with the acquisition of an approximate $406 million portfolio of FirstBank-branded credit cards, mainly Puerto Rico-based customers, from FIA Card Services (“FIA”).

Commercial and Corporate Banking

The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services across a broad spectrum of industries ranging from small businesses to large corporate clients. FirstBank has developed expertise in a wide variety of industries. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and other products, such as cash management and business management services. A substantial portion of this portfolio is secured by the underlying value of the real estate collateral and the personal guarantees of the borrowers. This segment also includes the Corporation’s broker-dealer activities, which are primarily concentrated in the underwriting of bonds and financial advisory services provided to government entities in Puerto Rico.

Mortgage Banking

The Mortgage Banking segment conducts its operations mainly through FirstBank and its mortgage origination subsidiary, First Mortgage. These operations consist of the origination, sale and servicing of a variety of residential mortgage loan products. Originations are sourced through different channels such as FirstBank branches and mortgage bankers, and in association with new project developers. First Mortgage focuses on originating residential real estate loans, some of which conform to Federal Housing Administration (“FHA”), Veterans Administration (“VA”) and Rural Development (“RD”) standards. Loans originated that meet FHA standards qualify for the FHA’s insurance program whereas loans that meet VA and RD standards are guaranteed by those respective federal agencies.

Mortgage loans that do not qualify under these programs are commonly referred to as conventional loans. Conventional real estate loans could be conforming and non-conforming. Conforming loans are residential real estate loans that meet the standards for sale under the Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”) programs whereas loans that do not meet the standards are referred to as non-conforming residential real estate loans. The Corporation’s strategy is to penetrate markets by providing customers with a variety of high quality mortgage products to serve their financial needs through a faster and simpler process and at competitive prices. The Mortgage Banking segment also acquires and sells mortgages in the secondary markets. Residential real estate conforming loans are sold to investors like FNMA and FHLMC. Most of the Corporation’s residential mortgage loan portfolio consists of fixed-rate, fully amortizing, full documentation loans. The Corporation is not actively engaged in offering negative amortization loans or adjustable rate mortgage loans. In December 2008, the Corporation obtained commitment authority from the Government National Mortgage Association (“GNMA”) to issue GNMA mortgage-backed securities. Under this program, the Corporation has been securitizing FHA/VA mortgage loans into the secondary market.

Treasury and Investments

The Treasury and Investments segment is responsible for the Corporation’s treasury and investment management functions. The treasury function, which includes funding and liquidity management, sells funds to the Commercial and Corporate Banking segment, the Mortgage Banking segment, and the Consumer (Retail) Banking segment to finance their respective lending activities and purchases funds gathered by those segments and from the United States Operations segment. Funds not gathered by the different business units are obtained by the Treasury Division through wholesale channels, such as brokered deposits, advances from the Federal Home Loan Bank (“FHLB”), and repurchase agreements with investment securities, among others.

United States Operations

The United States Operations segment consists of all banking activities conducted by FirstBank in the United States mainland. FirstBank provides a wide range of banking services to individual and corporate customers primarily in southern Florida through its 12 branches. Our success in attracting core deposits in Florida has enabled us to become less dependent on brokered deposits. The United States Operations segment offers an array of both retail and commercial banking products and services. Consumer banking products include checking, savings and money market accounts, retail certificates of deposit (“retail CDs”), internet banking services, residential mortgages, home equity loans, lines of credit, and automobile loans. Deposits gathered through FirstBank’s branches in the United States also serve as one of the funding sources for lending and investment activities in Puerto Rico.

The commercial banking services include checking, savings and money market accounts, retail CDs, internet banking services, cash management services, remote data capture, and automated clearing house, or ACH, transactions. Loan products include the traditional commercial and industrial and commercial real estate products, such as lines of credit, term loans and construction loans.

Virgin Islands Operations

The Virgin Islands Operations segment consists of all banking activities conducted by FirstBank in the USVI and BVI, including retail and commercial banking services, with a total of fourteen branches serving the islands in the USVI of St. Thomas, St. Croix, and St. John, and the islands in the BVI of Tortola and Virgin Gorda. The Virgin Islands Operations segment is driven by its consumer, commercial lending and deposit-taking activities.

Loans to consumers include auto, boat, lines of credit, personal and residential mortgage loans. Deposit products include interest bearing and non-interest bearing checking and savings accounts, IRAs, and retail CDs. Retail deposits gathered through each branch serve as the funding sources for the lending activities.

Employees

As of December 31, 2012, the Corporation and its subsidiaries employed 2,512 persons. None of its employees are represented by a collective bargaining group. The Corporation considers its employee relations to be good.

SIGNIFICANT EVENTS SINCE THE BEGINNING OF 2012

Credit Card Loans Acquired

On May 30, 2012, the Corporation reentered the credit card business with the acquisition of an approximate $406 million portfolio of FirstBank-branded credit cards from FIA. These loans were recorded on the Consolidated Statement of Financial Condition at the estimated fair value on the acquisition date of $368.9 million, and the Corporation recognized a purchased credit card relationship intangible asset of $24.4 million ($23.5 million as of December 31, 2012). The carrying value of the credit card portfolio as of December 31, 2012, net of a discount of $18.3 million, amounted to $359.6 million. During 2011, the Corporation executed several deleveraging strategies, principally sales of loans and investment securities, in order to preserve capital and comply with the Regulatory Agreements with regulators. Our completion of a $525 million capital raise in October 2011 significantly improved our capital position and has allowed us to pursue other strategic initiatives designed to improve our financial condition. The acquisition of the credit card portfolio diversifies our revenue stream and the composition of our loan portfolio and provides opportunities to expand our net interest margin. The acquired portfolio consisted of 140,000 First Bank-branded active credit card accounts, mainly Puerto Rico-based customers, that were issued under an agent bank agreement with FIA Card Services; therefore, the acquisition of this portfolio provides a significant opportunity to broaden and deepen our relationship with our customers and provides additional cross-sell opportunities for organic core deposit growth.

Delisting of the Series A through E Non-convertible, Non-cumulative Preferred Stock and Exchange Offer

Effective January 17, 2012, the Corporation delisted all of its outstanding series of non-convertible, non-cumulative preferred stock (the “Series A through E Preferred Stock”) from the New York Stock Exchange (“NYSE”). The Corporation has not arranged for listing on another national securities exchange or for quotation of the Series A through E Preferred Stock in a quotation medium.

On December 12, 2012, the Corporation filed a registration statement on Form S-4 (the “Registration Statement”) with the SEC in connection with an offer to issue shares of its common stock in exchange for any and all of the issued and outstanding shares of Series A through E Preferred Stock.

On February 14, 2013, the Corporation commenced an offer to issue up to 10,087,488 shares of its common stock, in exchange for (“the Exchange Offer”) any and all of the issued and outstanding shares of its Series A through E Preferred Stock ($63 million in aggregate liquidation preference value). The Corporation will issue a number of shares of common stock in exchange for each share of Series A through E Preferred Stock accepted for exchange pursuant to the Registration Statement, as amended, (including the prospectus, letter of transmittal, and related offer documents) filed with the SEC on February 14, 2013.

Sales of classified and non-performing assets

During the first quarter of 2013, the Corporation entered into three separate agreements to sell classified and non-performing loans with an aggregate carrying value of approximately $309.7 million, including commercial and industrial, commercial mortgage and construction loans, as well as $5.8 million of OREO properties, all in cash transactions. With the sales, the Corporation would reduce its total level of non-performing assets by approximately $282.3 million, or 23%. If the transactions had occurred at December 31, 2012, the Corporation’s ratio of non-performing loans to total loans held for investment would have reduced to 7.09%, from 9.70%, and its ratio of non-performing assets to total assets would have reduced to 7.30% from 9.45%.

The aggregate sales price is approximately $200.9 million, or 64% of book value before reserves, for the $315.5 million of loans and OREO. Approximately $54.5 million of reserves are already allocated to the loans. In aggregate, the Corporation expects a loss of approximately $65.2 million on these transactions, including estimated selling costs of approximately $5.2 million. One transaction, for the sale of $210.2 million of such loans and $5.8 million of OREO properties, closed on March 28, 2013 resulting in a loss of approximately $60.2 million, including $4.0 million of estimated selling costs. The other two agreements consist of a Letter of Intent entered into on February 19, 2013 and a Definitive Agreement entered into on March 4, 2013, for the sale in the aggregate of $99.5 million of loans. These two transactions are expected to close in the second quarter of 2013 and the loans were reclassified to available for sale in the first quarter of 2013. The aggregate expected loss on these two transactions of approximately $5.0 million will also be recorded in the first quarter of 2013. The Corporation’s primary goal with respect to these sales is to accelerate the disposition of non-performing assets.

WEBSITE ACCESS TO REPORT

The Corporation makes available annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), free of charge on or through its internet website at www.firstbankpr.com (under the “Investor Relations” section), as soon as reasonably practicable after the Corporation electronically files such material with, or furnishes it to, the SEC.

The Corporation also makes available the Corporation’s corporate governance guidelines and principles, the charters of the audit, asset/liability, compensation and benefits, credit, compliance, corporate governance and nominating committees and the codes of conduct and principles mentioned below, free of charge on or through its internet website at www.firstbankpr.com (under the “Investor Relations” section):

•	Code of Ethics for CEO and Senior Financial Officers

•	Code of Ethics applicable to all employees

•	Corporate Governance Standards

•	Independence Principles for Directors

•	Luxury Expenditure Policy

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

MARKET AREA AND COMPETITION

Puerto Rico, where the banking market is highly competitive, is the main geographic service area of the Corporation. As of December 31, 2012, the Corporation also had a presence in the state of Florida and in the United States and British Virgin Islands. Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions in the United States mainland.

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

The Corporation encounters intense competition in attracting and retaining deposits and in its consumer and commercial lending activities. The Corporation competes for loans with other financial institutions, some of which are larger and have greater resources available than those of the Corporation. Management believes that the Corporation has been able to compete effectively for deposits and loans by offering a variety of account products and loans with competitive features, by pricing its products at competitive interest rates, by offering convenient branch locations, and by emphasizing the quality of its service. The Corporation’s ability to originate loans depends primarily on the rates and fees charged and the service it provides to its borrowers in making prompt credit decisions. There can be no assurance that in the future the Corporation will be able to continue to increase its deposit base or originate loans in the manner or on the terms on which it has done so in the past.

SUPERVISION AND REGULATION

Recent Events Affecting the Corporation

References herein to applicable statutes or regulations are brief summaries of portions thereof which do not purport to be complete and which are qualified in their entirety by reference to those statutes and regulations. Numerous additional regulations and changes to regulations are anticipated as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and future legislation may provide additional regulatory oversight of FirstBank. Any change in applicable laws or regulations may have a material adverse effect on the business of commercial banks holding companies, including FirstBank and the Corporation.

Dodd-Frank Act. As a result of the Dodd-Frank Act, which became law on July 21, 2010, there has been and will be in the future additional regulatory oversight and supervision of the holding company and its subsidiaries.

The Dodd-Frank Act significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes, and the regulations being developed thereunder will include, provisions affecting large and small financial institutions alike, including several provisions that will affect how banks and bank holding companies will be regulated in the future.

The Dodd-Frank Act, among other things, imposes new capital requirements on bank holding companies; provides that a bank holding company must serve as a source of financial and managerial strength to each of its subsidiary banks and stand ready to commit resources to support each of them; changes the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base, and permanently raises the current standard deposit insurance limit to $250,000; and expands the FDIC’s authority to raise insurance premiums. The legislation also calls for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion. The Dodd-Frank Act also limits interchange fees payable on debit card transactions, establishes as an independent entity within the Federal Reserve the Bureau of Consumer Financial Protection (the “CFPB”), which has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters such as steering incentives, and determinations as to a borrower’s ability to repay the principal amount and prepayment penalties. The CFPB has primary examination and enforcement authority over FirstBank and other banks with over $10 billion in assets with respect to consumer financial products and services effective July 21, 2011.

On June 29, 2011, the Federal Reserve Board approved a final debit card interchange rule, which is now fully operational. The rule caps a debit card issuer’s base fee at 21 cents per transaction and allows an additional 5 basis-point charge per transaction to help cover fraud losses. The debit card interchange rule reduced our interchange fee revenue in line with industry-wide expectations, beginning with the quarter ended December 31, 2011. The new pricing negatively impacted FirstBank fee income by an approximate $2.0 million in 2012.

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

Section 171 of the Dodd-Frank Act (“the Collins Amendment”), among other things, eliminates certain trust-preferred securities from Tier I capital. Preferred securities issued under the U.S. Department of the Treasury’s (the “Treasury”) Troubled Asset Relief Program (“TARP”) are exempted from this treatment. In the case of certain trust preferred securities issued prior to May 19, 2010 by bank holding companies with total consolidated assets of $15 billion or more as of December 31, 2009, these “regulatory capital deductions” are to be phased in incrementally over a period of three years beginning on January 1, 2013, however, U.S. federal regulators recently postponed the adoption of the Basel III capital requirements indefinitely. This provision also requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies. Regulations implementing the Collins Amendment became effective on July 28, 2011, and set as a floor for the capital requirements of the holding company and FirstBank a minimum capital requirement computed using the Federal Reserve’s risk-based capital rules.

On June 12, 2012, the federal banking agencies issued three notices of proposed rulemaking (NPRs) that would revise current capital rules. The two that are discussed herein are applicable to the Corporation and our subsidiary bank. The first, “Regulatory Capital Rules: Regulatory Capital, Implementation of Basel III, Minimum Regulatory Capital Ratios, Capital Adequacy, Transition Provisions and Prompt Corrective Action,” applies to both the Corporation and our subsidiary bank. If adopted, this NPR would increase the quantity and quality of capital required by providing for a new minimum common equity Tier 1 ratio of 4.5% of risk-weighted assets and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. This first NPR would also revise the definition of capital to improve the ability of regulatory capital instruments to absorb losses and establish limitations on capital distributions and certain discretionary bonus payments if additional specified amounts, or “buffers,” of common equity Tier 1 capital are not met, and would introduce a supplementary leverage ratio for internationally active banking organizations. This NPR would also establish a more conservative standard for including an instrument such as trust-preferred securities as Tier 1 capital for bank holding companies with total consolidated assets of $15 billion or more as of December 31, 2009, setting out a phase-out schedule for such instruments beginning in January 2013.

The second NPR, “Regulatory Capital Rules: Standardized Approach for Risk-Weighted Assets: Market Discipline and Disclosure Requirements,” would also apply to both the Corporation and our subsidiary bank. This NPR would revise and harmonize the bank regulators’ rules for calculating risk-weighted assets to enhance risk sensitivity and address weaknesses that have been identified recently.

On November 9, 2012, the federal banking agencies announced that none of the three NPRs they issued in June 2012 would become effective on January 1, 2013. The federal banking agencies did not specify new effective dates for the NPRs.

The Federal Reserve Board in December 2011 issued a notice of proposed rulemaking to implement the enhanced prudential standards and early remediation requirements established under the Dodd-Frank Act. The December 2011 proposal would require all bank holding companies and state member banks with more than $10 billion in total consolidated assets, including us, to comply with the requirements to conduct annual company-run stress tests beginning on the effective date of the final rule. On October 9, 2012, the Federal Reserve Board issued a final rule that generally requires bank holding companies with total consolidated assets of between $10 billion and $50 billion to comply with annual stress testing requirements beginning in September 2013.

In May 2012, the federal banking agencies issued final supervisory guidance for stress testing practices applicable to banking organizations with more than $10 billion in total consolidated assets, such as us and our subsidiary bank, which became effective on July 23, 2012. This guidance outlines general principles for a satisfactory stress testing framework and describes various stress testing approaches and how stress testing should be used at various levels within an organization. The guidance does not implement the aforementioned stress testing requirements in the Dodd-Frank Act or in the Federal Reserve Board’s capital plan rule that apply to certain companies, as those requirements have been or are being implemented through separate rulemaking by the respective agencies.

Consumer Financial Protection Bureau. The Dodd-Frank Act also establishes the Consumer Financial Protection Board as an independent entity within the Federal Reserve, which has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters such as steering incentives, and determinations as to a borrower’s ability to repay and prepayment penalties. The CFPB has primary examination and enforcement authority over FirstBank and other banks with over $10 billion in assets as to consumer financial products.

On January 10, 2013, the CFPB issued a final regulation defining a “qualified mortgage” for purposes of the Dodd-Frank Act, and setting standards for mortgage lenders to determine whether a consumer has the ability to repay the mortgage. This regulation also affords safe harbor legal protections for lenders making qualified loans that are not “higher priced.” It is unclear how this regulation, or this regulation in tandem with an anticipated rule defining “qualified residential mortgage” and setting standards governing loans that are to be packaged and sold as securities, will affect the mortgage lending market by potentially curbing competition, increasing costs or tightening credit availability.

On January 17, 2013, the CFPB issued a final regulation containing new mortgage servicing rules that will take effect in January 2014 and be applicable to our bank subsidiary. The announced goal of the CFPB is to bring greater consumer protection to the mortgage servicing market.

These changes will affect notices to be given to consumers as to delinquency, foreclosure alternatives, modification applications, interest rate adjustments and options for avoiding “force-placed” insurance. Servicers will be prohibited from processing foreclosures when a loan modification is pending, and must wait until a loan is more than 120 days delinquent before initiating a foreclosure action.

The servicer must provide direct and ongoing access to its personnel, and provide prompt review of any loss mitigation application. Servicers must maintain accurate and accessible mortgage records for the life of a loan and until one year after the loan is paid off or transferred. These new standards are expected to add to the cost of conducting a mortgage servicing business.

Future Legislation and Regulation. Additional consumer protection laws have recently been enacted, and the FDIC, Federal Reserve and CFPB have adopted and will adopt in the future numerous new regulations addressing banks’ credit card, overdraft, collection, privacy and mortgage lending practices. Additional consumer protection legislation and regulatory activity is anticipated in the near future.

Such proposals and legislation, if finally adopted and implemented, would change banking laws and our operating environment and that of our subsidiaries in ways that could be substantial and unpredictable. We cannot determine whether such proposals and legislation will be adopted, or the ultimate effect that such proposals and legislation, if enacted, or regulations issued to implement the same, would have upon our financial condition or results of operations.

International Action. Internationally, both the Basel Committee on Banking Supervision and the Financial Stability Board (established in April 2009 by the Group of Twenty (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation and transparency) have committed to raise capital standards and liquidity buffers within the banking system under Basel III. On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with implementation by January 2019. U.S. bank regulators proposed regulations for implementing Basel III on June 12, 2012 (see discussion above).

On September 28, 2011, the Basel Committee announced plans to consider adjustments to the first liquidity change to be imposed under Basel III, which change would take effect on January 1, 2015. The liquidity coverage ratio being considered would require banks to maintain an adequate level of unencumbered high-quality liquid assets sufficient to meet liquidity needs for a 30 calendar-day liquidity stress period. On January 6, 2013, the Basel Committee announced that its liquidity requirements would be phased-in annually beginning in 2015, when the minimum liquidity ratio requirement would be set at 60% of required liquidity, then increasing an additional 10% annually until fully implemented on January 1, 2019. The Basel Committee also announced that a broader pool of assets would count as highly liquid assets.

Bank Holding Company Activities and Other Limitations

The Corporation is subject to ongoing regulation, supervision, and examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic and annual reports and other information concerning its own business operations and those of its subsidiaries. In addition, the Corporation is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act” or “BHC Act”). Under the provisions of the Bank Holding Company Act, a bank holding company must obtain Federal Reserve Board approval before it acquires direct or indirect ownership or control of more than 5% of the voting shares of another bank, or merges or consolidates with another bank holding company. The Federal Reserve Board also has authority under certain circumstances to issue cease and desist orders against bank holding companies and their non-bank subsidiaries.

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

Under provisions in the Dodd-Frank Act and Federal Reserve Board policy, a bank holding company such as the Corporation is expected to act as a source of financial strength to its banking subsidiaries and to commit support to them. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain capital of a subsidiary bank will be assumed by the bankruptcy trustee and be entitled to a priority of payment. In addition, any capital loans by a bank holding company to any of its subsidiary banks must be subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary bank. As of December 31, 2012, FirstBank was the only depository institution subsidiary of the Corporation.

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

A financial holding company that ceases to meet certain standards is subject to a variety of restrictions, depending on the circumstances, including precluding the undertaking of new activities or the acquisition of shares or control of other companies. The Corporation and FirstBank must be well-capitalized and well-managed for regulatory purposes, and FirstBank must earn “satisfactory” or better ratings on its periodic Community Reinvestment Act (“CRA”) examinations to preserve the financial holding company status. Until compliance is restored, the Federal Reserve Board has broad discretion to impose appropriate limitations on the financial holding company’s activities. If compliance is not restored within 180 days, the Federal Reserve Board may ultimately require the financial holding company to divest its depository institutions or, in the alternative, to discontinue or divest any activities that are permitted only to non-financial holding company bank holding companies.

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

Financial holding companies may engage, directly or indirectly, in any activity that is determined to be (i) financial in nature, (ii) incidental to such financial activity, or (iii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The GLB Act specifically provides that the following activities have been determined to be “financial in nature”: (a) lending, trust and other banking activities; (b) insurance activities; (c) financial or economic advice or services; (d) pooled investments; (e) securities underwriting and dealing; (f) existing bank holding company domestic activities; (g) existing bank holding company foreign activities; and (h) merchant banking activities. The merchant banking activities have been substantially curtailed by the Volcker Rule provisions in the Dodd-Frank Act which became effective July 1, 2012.

The Corporation offers insurance agency services through its wholly owned subsidiary, FirstBank Insurance Agency. In association with JP Morgan Chase, the Corporation, through FirstBank Puerto Rico Securities, Inc., a wholly owned subsidiary of FirstBank, also offers municipal bond underwriting services focused mainly on municipal and government bonds or obligations issued by the Puerto Rico government and its public corporations. Additionally, FirstBank Puerto Rico Securities, Inc. offers financial advisory services.

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

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 (“SOX”) implemented a range of corporate governance and other measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under federal securities laws. In addition, SOX has established membership requirements and responsibilities for the audit committee, imposed restrictions on the relationship between the Corporation and external auditors, imposed additional responsibilities for the external financial statements on our chief executive officer and chief financial officer, expanded the disclosure requirements for corporate insiders, required management to evaluate its disclosure controls and procedures and its internal control over financial reporting, and required the auditors to issue a report on the internal control over financial reporting.

The Corporation includes in its annual report on Form 10-K its management’s assessment regarding the effectiveness of the Corporation’s internal control over financial reporting. The internal control report includes a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Corporation; management’s assessment as to the effectiveness of the Corporation’s internal control over financial reporting based on management’s evaluation, as of year-end; and the framework used by management as criteria for evaluating the effectiveness of the Corporation’s internal control over financial reporting. As of December 31, 2012, First BanCorp’s management concluded that its internal control over financial reporting was effective. The Corporation’s independent registered public accounting firm reached the same conclusion.

Emergency Economic Stabilization Act of 2008

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. The EESA authorized the Treasury to access up to $700 billion to protect the U.S. economy and restore confidence and stability to the financial markets. One such program under TARP was action by Treasury to make significant investments in U.S. financial institutions through the Capital Purchase Program (“CPP”). The Treasury’s stated purpose in implementing the CPP was to improve the capitalization of healthy institutions, which would improve the flow of credit to businesses and consumers, and boost the confidence of depositors, investors, and counterparties alike. All federal banking and thrift regulatory agencies encouraged eligible institutions to participate in the CPP.

The Corporation applied for, and the Treasury approved, a capital purchase in the amount of $400,000,000. The Corporation entered into a Letter Agreement with the Treasury, pursuant to which the Corporation issued and sold to the Treasury for an aggregate purchase price of $400,000,000 in cash (i) 400,000 shares of Fixed Rate

Cumulative Perpetual Preferred Stock, Series F (the “Series F Preferred Stock”), and (ii) a warrant to purchase 389,483 shares of the Corporation’s common stock at an exercise price of $154.05 per share, subject to certain anti-dilution and other adjustments (the “warrant”). The TARP transaction closed on January 16, 2009. On July 20, 2010, we exchanged the Series F Preferred Stock, plus accrued dividends on the Series F Preferred Stock, for 424,174 shares of a new series of preferred stock, fixed rate Cumulative Mandatorily Convertible Preferred Stock, Series G (the “Series G Preferred Stock”), and amended the Warrant and, on December 2, 2010, the Letter Agreement and the certificate of designation for the Series G Preferred Stock were amended to, among other provisions, reduce the required capital amount to compel the conversion of the Series G Preferred Stock from $500 million to $350 million. On October 7, 2011, we exercised our right to convert the Series G Preferred Stock into 32,941,797 shares of common stock, which the Treasury owns. As a result of the issuance of $525 million of common stock in October 2011, the Warrant was adjusted to provide for the issuance of approximately 1,285,899 shares of common stock at an exercise price of $3.29 per share.

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

American Recovery and Reinvestment Act of 2009

On February 17, 2009, the Congress enacted the American Recovery and Reinvestment Act of 2009 (“ARRA”). The Stimulus Act includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, health care, and infrastructure, including the energy sector. The Stimulus Act includes provisions relating to compensation paid by institutions that receive government assistance under TARP, including institutions that have already received such assistance, effectively amending the existing compensation and corporate governance requirements of Section 111(b) of the EESA. The provisions include restrictions on the amounts and forms of compensation payable, provisions for possible reimbursement of previously paid compensation and a requirement that compensation be submitted to a non-binding “say on pay” shareholder vote.

On June 10, 2009, the Treasury issued regulations implementing the compensation requirements under ARRA, which amended the requirements of EESA. The regulations became applicable to existing and new TARP recipients upon publication in the Federal Register on June 15, 2009. The regulations make effective the compensation provisions of ARRA and include rules requiring: (i) review of prior compensation by a Special Master; (ii) restrictions on paying or accruing bonuses, retention awards or incentive compensation for certain employees; (iii) regular review of all employee compensation arrangements by the company’s senior risk officer and compensation committee to ensure that the arrangements do not encourage unnecessary and excessive risk-taking or manipulation of the reporting of earnings; (iv) recoupment of bonus payments based on materially inaccurate information; (v) the prohibition of severance or change in control payments for certain employees; (vi) the adoption of policies and procedures to avoid excessive luxury expenses; and (vii) the mandatory “say on pay” vote by shareholders (which was effective beginning in February 2009). In addition, the regulations also introduce several additional requirements and restrictions, including: (i) Special Master review of ongoing compensation in certain situations; (ii) prohibition on tax gross-ups for certain employees; (iii) disclosure of perquisites; and (iv) disclosure regarding compensation consultants.

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

Community Reinvestment

Under the Community Reinvestment Act, federally insured banks have a continuing and affirmative obligation to meet the credit needs of their entire community, including low- and moderate-income residents, consistent with their safe and sound operation. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the type of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the federal supervisory agencies, as part of the general examination of supervised banks, to assess the bank’s record of meeting the credit needs of its community, assign a performance rating, and take such record and rating into account in their evaluation of certain applications by such bank. The CRA also requires all institutions to make public disclosure of their CRA ratings. FirstBank received a “satisfactory” CRA rating in its most recent examination by the FDIC.

State Chartered Non-Member Bank and Banking Laws and Regulations in General

FirstBank is subject to regulation and examination by the OCIF, the CFPB and the FDIC, and is subject to comprehensive federal and state regulations dealing with a wide variety of subjects. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their businesses, their investments, their reserves against deposits, the timing and availability of deposited funds, and the nature and amount of and collateral for certain loans. In addition to the impact of regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. Among the instruments used by the Federal Reserve Board to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate, and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our future business, earnings, and growth cannot be predicted.

There are periodic examinations by the OCIF, the CFPB and the FDIC of FirstBank to test the Bank’s compliance with various statutory and regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage. The regulation and supervision by the OCIF and the CFPB are intended primarily for the protection of the FDIC’s insurance fund and depositors. The regulatory structure also gives the regulatory authorities discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and for engaging in unsafe or unsound practices. In addition, certain bank actions are required by statute and implementing regulations. Other actions or failure to act may provide the basis for enforcement action, including the filing of misleading or untimely reports with regulatory authorities.

Regulatory Agreements

Effective June 2, 2010, FirstBank, by and through its Board of Directors, entered into the FDIC Order with the FDIC and OCIF. The FDIC Order provides for various things, including (among other things) the following: (1) having and retaining qualified management; (2) increased participation in the affairs of FirstBank by its Board of Directors; (3) development and implementation by FirstBank of a capital plan to attain a leverage ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 10% and a total risk-based capital ratio of at least 12%; (4) adoption and implementation of strategic, liquidity, and fund management and profit and budget plans and related projects within certain timetables set forth in the FDIC Order and on an ongoing basis; (5) adoption and implementation of plans for reducing FirstBank’s positions in certain classified assets and delinquent and non-accrual loans within timeframes set forth in the FDIC Order; (6) refraining from lending to delinquent or classified borrowers already obligated to FirstBank on any extensions of credit so long as such credit remains uncollected, except where FirstBank’s failure to extend further credit to a particular borrower would be detrimental to the best interests of FirstBank, and any such additional credit is approved by the FirstBank’s Board of Directors; (7) refraining from accepting, increasing, renewing, or rolling over brokered CDs without the prior written approval of the FDIC; (8) establishment of a comprehensive policy and methodology for determining the allowance for loan and lease losses and the review and revision of FirstBank’s loan policies, including the non-accrual policy; and (9) adoption and implementation of adequate and effective programs of independent loan review, appraisal compliance, and an effective policy for managing FirstBank’s sensitivity to interest rate risk. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the FDIC Order.

Effective June 3, 2010, First BanCorp. entered into the Written Agreement with the FED. The Written Agreement provides, among other things, that the holding company must serve as a source of strength to FirstBank, and that, except upon consent of the FED, (1) the holding company may not pay dividends to stockholders or receive dividends from FirstBank, (2) the holding company and its nonbank subsidiaries may not make payments on trust-preferred securities or subordinated debt, and (3) the holding company cannot incur, increase, or guarantee debt or repurchase any capital securities. The Written Agreement also requires that the holding company submit a capital plan that reflects sufficient capital at First BanCorp. on a consolidated basis, which must be acceptable to the FED, and follow certain guidelines with respect to the appointment or change in responsibilities of senior officers. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Written Agreement.

The Corporation submitted its capital plan setting forth how it plans to improve capital positions to comply with the FDIC Order and the Written Agreement over time. In March 2011, the Corporation submitted an updated Capital Plan to the regulators. The updated Capital Plan contemplated a $350 million capital raise through the issuance of new common shares for cash, and other actions to reduce the Corporation’s and the Bank’s risk-weighted assets, strengthen their capital positions, and meet the minimum capital ratios required under the FDIC Order. Among the strategies contemplated in the updated Capital Plan are reductions of the Corporation’s loan and investment securities portfolio. The updated Capital Plan identified specific targeted Leverage, Tier 1 Capital to Risk-Weighted Assets and Total Capital to Risk-Weighted Assets ratios to be achieved by the Bank each calendar quarter until the capital levels required under the FDIC Order were achieved. Although all of the regulatory capital ratios exceeded the minimum capital ratios for “well-capitalized” levels, as well as the minimum capital ratios required by the FDIC Order, as of December 31, 2012, FirstBank cannot be treated as a “well-capitalized” institution under regulatory guidance while operating under the FDIC Order.

On October 7, 2011, the Corporation successfully completed a private placement of $525 million in shares of common stock. The proceeds from the sale of common stock amounted to approximately $490 million (net of offering costs), of which $435 million were contributed to the Corporation’s wholly owned banking subsidiary, FirstBank. The completion of the capital raise allowed the conversion of the 424,174 shares of the Corporation’s Series G Preferred Stock, held by the Treasury, into 32.9 million shares of common stock at a conversion price of $9.66. This conversion required for completion the payment of $26.4 million for past-due undeclared cumulative dividends on the Series G Preferred Stock as required by the agreement with the Treasury.

Furthermore, on December 8, 2011, the Corporation completed a rights offering in which the Corporation issued an additional 888,781 shares of common stock at $3.50 per share, and received proceeds of $3.3 million.

With the $525 million capital infusion, the conversion to common stock of the Series G Preferred Stock held by the Treasury, and the issuance of an additional $3.3 million of capital in the rights offering (after deducting estimated offering expenses and the $26.4 million payment of cumulative dividends on the Series G Preferred Stock), the Corporation increased its total common equity by approximately $834 million.

In addition to the Capital Plan, the Corporation submitted to its regulators a liquidity and brokered CD plan, including a contingency funding plan, a non-performing asset reduction plan, a budget and profit plan, a strategic plan, and a plan for the reduction of classified and special mention assets. As of December 31, 2012, the Corporation had completed all of the items included in the Capital Plan and is working on to continue to reduce non-performing loans. Further, the Corporation has reviewed and enhanced the Corporation’s loan review program, various credit policies, the Corporation’s treasury and investment policy, the Corporation’s asset classification and allowance for loan and lease losses and non-accrual policies, the Corporation’s charge-off policy, and the Corporation’s appraisal program. The Regulatory Agreements also require the submission to the regulators of quarterly progress reports.

The FDIC Order imposes no other restrictions on FirstBank’s products or services offered to customers, nor does it or the Written Agreement impose any type of penalties or fines upon FirstBank or the Corporation. Concurrent with the FDIC Order, the FDIC has granted FirstBank quarterly waivers to enable it to continue accessing the brokered CD market through March 31, 2013. FirstBank will request approvals for future periods.

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

We suspended dividend payments on our common and preferred dividends, including the TARP preferred dividends, commencing with the preferred dividend payments for the month of August 2009. Furthermore, so long as any shares of preferred stock remain outstanding and until we obtain the Federal Reserve’s approval, we cannot declare, set apart or pay any dividends on shares of our common stock unless any accrued and unpaid dividends on our preferred stock for the twelve monthly dividend periods ending on the immediately preceding dividend payment date have been paid or are paid contemporaneously and the full monthly dividend on our preferred stock for the then current month has been or is contemporaneously declared and paid or declared and set apart for payment.

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

Federal Reserve Board Capital Requirements

The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal Reserve Board capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier I or core capital and up to one-half of that amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders’ equity and perpetual preferred stock, subject in the case of the latter to limitations on the kind and amount of such perpetual preferred stock that may be included as Tier I capital, less goodwill and, with certain exceptions, other intangibles. Tier II capital generally consists of hybrid capital instruments, perpetual preferred stock that is not eligible to be included as Tier I capital, term subordinated debt and intermediate-term preferred stock and, subject to limitations, allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories generally ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets, which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and commercial loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

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

Effective April 1, 2008, the U.S. federal bank regulatory agencies adopted Basel II for application to certain banking organizations in the United States. The new capital adequacy framework applies to organizations that: (i) have consolidated assets of at least $250 billion; (ii) have consolidated total on-balance sheet foreign exposures of at least $10 billion; (iii) are eligible to, and elect to, opt-in to the new framework even though not required to do so under clause (i) or (ii) above; or (iv) as a general matter, are subsidiaries of a bank or bank holding company that uses the new rule. During a two-year phase in period, organizations required or electing to apply Basel II will report their capital adequacy calculations separately under both Basel I and Basel II on a “parallel run” basis. Given the high thresholds noted above, FirstBank is not required to apply Basel II and does not expect to apply it in the foreseeable future. See also a discussion of Basel III and recent federal banking agencies’ NPRs that would revise current capital rules under the “Recent Events Affecting the Corporation” section.

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

Deposit Insurance

The increase in deposit insurance coverage to up to $250,000 per customer, the FDIC’s expanded authority to increase insurance premiums, as well as the recent increase in the number of bank failures have resulted in an increase in deposit insurance assessments for all banks, including FirstBank. The FDIC, absent extraordinary circumstances, is required by law to return the insurance reserve ratio to a 1.15 percent ratio no later than the end of 2013. Citing extraordinary circumstances, the FDIC has extended the time within which the reserve ratio must be restored to 1.15 from five to eight years.

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

If the FDIC is appointed conservator or receiver of a bank upon the bank’s insolvency or the occurrence of other events, the FDIC may sell some, part or all of a bank’s assets and liabilities to another bank or repudiate or disaffirm certain types of contracts to which the bank was a party if the FDIC believes such contract is burdensome. In resolving the estate of a failed bank, the FDIC as receiver will first satisfy its own administrative expenses, and the claims of holders of U.S. deposit liabilities also have priority over those of other general unsecured creditors.

FDIC Capital Requirements

The FDIC has promulgated regulations and a statement of policy regarding the capital adequacy of state-chartered non-member banks like FirstBank. These requirements are substantially similar to those adopted by the Federal Reserve Board regarding bank holding companies, as described above.

The regulators require that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk-weighted assets of 8%. In determining the amount of risk-weighted assets, weights used (generally ranging from 0% to 100%) are based on the risks inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed below under the 3.0% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, mandatorily convertible securities, subordinated debt and intermediate preferred stock and, generally, allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital.

The capital regulations of the FDIC establish a minimum 3.0% Tier I capital to total assets requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks from 4.0% to 5.0% or more. Under these regulations, the highest-rated banks are those that are not anticipating or experiencing significant growth, have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings, and, in general, are considered a strong banking organization and are rated composite I under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders’ equity including retained earnings, non-cumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights.

Failure to meet capital guidelines could subject an insured bank to a variety of prompt corrective actions and enforcement remedies under the FDIA (as amended the by the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), and the Riegle Community Development and Regulatory Improvement Act of 1994), including, with respect to an insured bank, the termination of deposit insurance by the FDIC, and certain restrictions on its business. See also a discussion of Basel III and recent federal banking agencies’ NPRs that would revise current capital rules under the “Recent Events Affecting the Corporation” section.

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

Although our regulatory capital ratios exceeded the required established minimum capital ratios for a “well-capitalized” institution as of December 31, 2012 as well as the capital requirements in the FDIC Order, because of the FDIC Order, FirstBank cannot be regarded as “well-capitalized” as of December 31, 2012. A bank’s capital category, as determined by applying the prompt corrective action provisions of the law, however, may not constitute an accurate representation of the overall financial condition or prospects of a bank, such as the Bank, and should be considered in conjunction with other available information regarding financial condition and results of operations of the bank.

Set forth below are the Corporation’s and Firstbank’s capital ratios as of December 31, 2012 , based on Federal Reserve and FDIC guidelines, respectively, and the capital ratios required to be attained and maintained under the FDIC Order:

		Banking Subsidiary
	First BanCorp	FirstBank	Well- Capitalized	Consent Order Minimum
As of December 31, 2012
Total capital (Total capital to risk-weighted assets)	17.82%	17.35%	10.00%	12.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	16.51%	16.04%	6.00%	10.00%
Leverage ratio (1)	12.60%	12.25%	5.00%	8.00%

(1)	Tier 1 capital to average assets.

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

FirstBank is a member of the FHLB of New York and the FHLB of Atlanta and as such is required to acquire and hold shares of capital stock in those FHLBs in an amount calculated in accordance with the requirements set forth in applicable laws and regulations. FirstBank is in compliance with the stock ownership requirements of the FHLB. All loans, advances and other extensions of credit made by the FHLB to FirstBank are secured by a portion of FirstBank’s mortgage loan portfolio, certain other investments and the capital stock of the FHLB held by FirstBank.

Ownership and Control

Because of FirstBank’s status as an FDIC-insured bank, as defined in the Bank Holding Company Act, First BanCorp, as the owner of FirstBank’s common stock, is subject to certain restrictions and disclosure obligations under various federal laws, including the Bank Holding Company Act and the Change in Bank Control Act (the “CBCA”). Regulations pursuant to the Bank Holding Company Act generally require prior Federal Reserve Board approval for an acquisition of control of an insured institution (as defined in the Act) or holding company thereof by any person (or persons acting in concert). Control is deemed to exist if, among other things, a person (or persons acting in concert) acquires more than 25% of any class of voting stock of an insured institution or holding company thereof. Under the CBCA, control is presumed to exist subject to rebuttal if a person (or persons acting in concert) acquires more than 10% of any class of voting stock and either (i) the corporation has registered securities under Section 12 of the Exchange Act, or (ii) no person will own, control or hold the power to vote a greater percentage of that class of voting securities immediately after the transaction. The concept of acting in concert is very broad and also is subject to certain rebuttable presumptions, including among others, that relatives, business partners, management officials, affiliates and others are presumed to be acting in concert with each other and their businesses. The regulations of the FDIC implementing the CBCA are generally similar to those described above.

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

Brokered Deposits

FDIC regulations adopted under the FDIA govern the receipt of brokered deposits by banks. Well-capitalized institutions are not subject to limitations on brokered deposits, while adequately-capitalized institutions are able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the interest paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. The FDIC Order requires FirstBank to obtain FDIC approval prior to issuing, increasing, renewing or rolling over brokered CDs and to develop a plan to reduce its reliance on brokered CDs. The FDIC has issued temporary approvals permitting FirstBank to renew and/or roll over certain amounts of brokered CDs maturing through March 31, 2013. FirstBank will continue to request approvals for future periods in a manner consistent with its plan to reduce its reliance on brokered CDs.

Puerto Rico Banking Law

As a commercial bank organized under the laws of the Commonwealth, FirstBank is subject to supervision, examination and regulation by the Commonwealth of Puerto Rico Commissioner of Financial Institutions (“Commissioner”) pursuant to the Puerto Rico Banking Law of 1933, as amended (the “Banking Law”). The Banking Law contains various provisions relating to FirstBank and its affairs including its incorporation and organization, the rights and responsibilities of its directors, officers and stockholders and its corporate powers, lending limitations, capital requirements, and investment requirements. In addition, the Commissioner is given extensive rule-making power and administrative discretion under the Banking Law.

The Banking Law authorizes Puerto Rico commercial banks to conduct certain financial and related activities directly or through subsidiaries, including the leasing of personal property and the operation of a small loan business.

The Banking Law requires every bank to maintain a legal reserve, which shall not be less than twenty percent (20%) of its demand liabilities, except government deposits (federal, state and municipal) that are secured by actual collateral. The reserve is required to be composed of any of the following securities or combination thereof: (1) legal tender of the United States; (2) checks on banks or trust companies located in any part of Puerto Rico that are to be presented for collection during the day following the day on which they are received; (3) money deposited in other banks provided said deposits are authorized by the Commissioner and subject to immediate collection; (4) federal funds sold to any Federal Reserve Bank and securities purchased under agreements to resell executed by the bank with such funds that are subject to be repaid to the bank on or before the close of the next business day; and (5) any other asset that the Commissioner identifies from time to time.

Section 17 of the Banking Law permits Puerto Rico commercial banks to make loans to any one person, firm, partnership or corporation in an aggregate amount up to fifteen percent (15%) of the sum of: (i) the bank’s paid-in capital; (ii) the bank’s reserve fund; (iii) 50% of the bank’s retained earnings, subject to certain limitations; and (iv) any other components that the Commissioner may determine from time to time. If such loans are secured by collateral worth at least twenty five percent (25%) more than the amount of the loan, the aggregate maximum amount may reach one third (33.33%) of the sum of the bank’s paid-in capital, reserve fund, 50% of retained earnings, subject to certain limitations, and such other components that the Commissioner may determine from time to time. There are no restrictions under the Banking Law on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States, or of the Commonwealth of Puerto Rico, or by bonds, not in default, of municipalities or instrumentalities of the Commonwealth of Puerto Rico. The revised classification of the mortgage-related transactions as secured commercial loans to local financial institutions described in the Corporation’s restatement of previously issued financial statements (Form 10-K/A for the fiscal year ended December 31, 2004) caused the mortgage-related transactions to be treated as two secured commercial loans in excess of the lending limitations imposed by the Banking Law. In this regard, FirstBank received a ruling from the Commissioner that results in FirstBank being considered in continued compliance with the lending limitations. The Puerto Rico Banking Law authorizes the Commissioner to determine other components which may be considered for purposes of establishing its lending limit, which components may lie outside the statutory lending limit elements mandated by Section 17. After consideration of other components, the Commissioner authorized the Corporation to retain the secured loans to the two financial institutions as it believed that these loans were secured by sufficient collateral to diversify, disperse and significantly diffuse the risks connected to such loans, thereby satisfying the safety and soundness considerations mandated by Section 28 of the Banking Law. In July 2009, FirstBank entered into a transaction with one of the institutions to purchase $205 million in mortgage loans that served as collateral to the loan to this institution.

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

The Banking Law provides that no officers, directors, agents or employees of a Puerto Rico commercial bank may serve as an officer, director, agent or employee of another Puerto Rico commercial bank, financial corporation, savings and loan association, trust corporation, corporation engaged in granting mortgage loans or any other institution engaged in the money lending business in Puerto Rico. This prohibition is not applicable to any such position with an affiliate of a Puerto Rico commercial bank.

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

The Banking Law also provides that when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts shall be charged against the undistributed profits of the bank, and the balance, if any, shall be charged against the reserve fund, as a reduction thereof. If there is no reserve fund sufficient to cover such balance in whole or in part, the outstanding amount shall be charged against the capital account and no dividend shall be declared until said capital has been restored to its original amount and the amount in the reserve fund equals twenty percent (20%) of the original capital.

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

International Banking Act of Puerto Rico (“IBE Act 52”)

The business and operations of FirstBank International Branch (“FirstBank IBE” or the IBE division of FirstBank) and FirstBank Overseas Corporation (the IBE subsidiary of FirstBank) are subject to supervision and regulation by the Commissioner. Under the IBE Act 52, certain sales, encumbrances, assignments, mergers, exchanges or transfers of shares, interests or participation(s) in the capital of an international banking entity (an “IBE”) may not be initiated without the prior approval of the Commissioner. The IBE Act 52 and the regulations issued thereunder by the Commissioner (the “IBE Regulations”) limit the business activities that may be carried out by an IBE. Such activities are limited in part to persons and assets located outside of Puerto Rico.

Pursuant to the IBE Act 52 and the IBE Regulations, each of FirstBank IBE and FirstBank Overseas Corporation must maintain books and records of all its transactions in the ordinary course of business. FirstBank IBE and FirstBank Overseas Corporation are also required thereunder to submit to the Commissioner quarterly and annual reports of their financial condition and results of operations, including annual audited financial statements.

The IBE Act 52 empowers the Commissioner to revoke or suspend, after notice and hearing, a license issued thereunder if, among other things, the IBE fails to comply with the IBE Act, the IBE Regulations or the terms of its license, or if the Commissioner finds that the business or affairs of the IBE are conducted in a manner that is not consistent with the public interest.

In 2012, the Puerto Rico Government approved Act Number 273 (“Act 273”). Act 273 replaces, prospectively, Act 52 with the objective of improving the conditions for conducting international financial transactions in Puerto Rico. An existing IBE, such as FirstBank IBE and FirstBank Overseas Corporation, can continue operating under Act 52, however, it can voluntary convert to an International Financial Entity (“IFE”) under Act 273 so it may broaden its scope of Eligible IFE activities and obtain a grant of tax exemption under Act 273.

IFEs are licensed by the Commissioner, and authorized to conduct certain Act 273 specified financial transactions (“Eligible IFE Activities”). Once licensed, an IFE can request a grant of tax exemption (“Tax Grant”) from the Puerto Rico Department of Economic Development and Commerce, which will enumerate and secure the following tax benefits provided by Act 273 as contractual rights (i.e., regardless of future changes in Puerto Rico law) for a fifteen (15) year period:

(1) to the IFE:

•	a fixed 4% Puerto Rico income tax rate on the net income derived by the IFE from its Eligible IFE Activities; and

•	full property and municipal license tax exemptions on such activities.

(2) to its shareholders:

•	6% income tax rate on distributions to Puerto Rico resident shareholders of earnings and profits derived from the Eligible IFE Activities; and

•	full Puerto Rico income tax exemption on such distributions to non-Puerto Rico resident shareholders.

The primary purpose of IFEs is to attract Unites States and foreign investors to Puerto Rico. Consequently, Act 273 authorizes them to engage in traditional banking and financial transactions, principally with non-residents of Puerto Rico. Furthermore, the scope of Eligible IFE Activities encompasses a wider variety of transactions than those previously authorized to IBEs.

As of the date of the issuance of this Annual Report on Form 10-K, FirstBank IBE and FirstBank Overseas Corporation are operating under Act 52.

Puerto Rico Income Taxes

On January 31, 2011, the Puerto Rico Government approved Act No. 1, which repealed the Puerto Rico Internal Revenue Code of 1994 (“1994 PR Code”) and replaced it with the Puerto Rico Internal Revenue Code of 2011 (“2011 PR Code”). The provisions of the 2011 PR Code are generally applicable to taxable years commencing after December 31, 2010. Under the 2011 PR Code, the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns and, thus, the Corporation is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss, a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable carry forward period (7 years under the 2011 PR Code for losses incurred during the tax year, except that, for losses incurred during tax years commenced after December 31, 2004 and before December 31, 2012, the carryforward period is extended to 10 years). The 2011 PR Code provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations. Dividend payments from a U.S. subsidiary to the Corporation are subject to a 10% withholding tax based on the provisions of the U.S. Internal Revenue Code.

Under the 2011 PR Code, First BanCorp is subject to a maximum statutory tax rate of 30% (25% for taxable years commencing after December 31, 2013 if certain economic conditions are met by the Puerto Rico economy). The 2011 PR Code also includes an alternative minimum tax of 20% that applies if the Corporation’s regular income tax liability is less than the alternative minimum tax requirements. Prior to the 2011 PR Code, First BanCorp’s maximum statutory tax rate was 39% except that, for tax years that commenced after December 31, 2008 and before January 1, 2012, the rate was 40.95% due to the approval by the Puerto Rico Government of Act No. 7 (the “Act No.7”), to stimulate Puerto Rico’s economy and to reduce the Puerto Rico Government’s fiscal deficit. The Act No.7, including imposed a series of temporary and permanent measures, including the imposition of a 5% surtax over the total income tax determined, which was applicable to a corporation, among others, whose combined income exceeded $100,000, effectively resulting in an increase in the maximum statutory tax rate from 39% to 40.95% and an increase in the capital gain statutory tax rate from 15% to 15.75%.

The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through an IBE of the Bank and through the Bank’s subsidiary, FirstBank Overseas Corporation, whose interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation except that, for tax years that commenced after December 31, 2008 and before January 1, 2012, Act No. 7 imposed a special 5% tax on all IBEs, including FirstBank Overseas Corporation. The IBE Act provides for a total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico. IBEs that operate as a unit of a bank pay income taxes at normal rates to the extent that the IBE’s net income exceeds 20% of the bank’s total net taxable income.

United States Income Taxes

The Corporation is also subject to federal income tax on its income from sources within the United States and on any item of income that is, or is considered to be, effectively connected with the active conduct of a trade or business within the United States. The U.S. Internal Revenue Code provides for tax exemption of any portfolio interest received by a foreign corporation from sources within the United States; therefore, the Corporation is not subject to federal income tax on certain U.S. investments that qualify under the term “portfolio interest.”

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

Mortgage Banking Operations

FirstBank is subject to the rules and regulations of the FHA, VA, FNMA, FHLMC, GNMA, and the U.S Department of Housing and Urban Development (“HUD”) with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines that include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and with respect to VA loans, fix maximum interest rates. Moreover, lenders such as FirstBank are required annually to submit to FHA, VA, FNMA, FHLMC, GNMA and HUD audited financial statements, and each regulatory entity has its own financial requirements. FirstBank’s affairs are also subject to supervision and examination by FHA, VA, FNMA, FHLMC, GNMA and HUD at all times to assure compliance with applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others requirements, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. FirstBank is licensed by the Commissioner under the Puerto Rico Mortgage Banking Law, and, as such, is subject to regulation by the Commissioner, with respect to, among other things, licensing requirements and establishment of maximum origination fees on certain types of mortgage loan products.

Section 5 of the Puerto Rico Mortgage Banking Law requires the prior approval by the Commissioner for the acquisition of control of any mortgage banking institution licensed under such law. For purposes of the Puerto Rico Mortgage Banking Law, the term “control” means the power to direct or influence decisively, directly or indirectly, the management or policies of a mortgage banking institution. The Puerto Rico Mortgage Banking Law provides that a transaction that results in the holding of less than 10% of the outstanding voting securities of a mortgage banking institution shall not be considered a change in control.

Item 1A. Risk Factors

RISKS RELATING TO THE CORPORATION’S BUSINESS

We are operating under agreements with our regulators.

We are subject to supervision and regulation by the Federal Reserve Board. We are a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended.

As such, we are permitted to engage in a broader spectrum of activities than those permitted to bank holding companies that are not financial holding companies. At this time, under the BHC Act, we may not be able to engage in new activities or acquire shares or control of other companies. In addition, we are subject to restrictions because of the Regulatory Agreements that our subsidiary FirstBank entered into with the FDIC and we entered into with the Federal Reserve, as further described below.

On June 4, 2010, we announced that FirstBank agreed to the FDIC Order issued by the FDIC and OCIF, and we entered into the Written Agreement with the Federal Reserve. These Regulatory Agreements stemmed from the FDIC’s examination as of the period ended June 30, 2009 conducted during the second half of 2009. Although our regulatory capital ratios exceeded the required established minimum capital ratios for a “well-capitalized” institution as of December 31, 2012 and complied with the capital ratios required by the FDIC Order, FirstBank cannot be regarded as “well-capitalized” as of December 31, 2012 because of the FDIC Order.

Under the FDIC Order, FirstBank agreed to address specific areas of concern to the FDIC and OCIF through the adoption and implementation of procedures, plans and policies designed to improve the safety and soundness of FirstBank. These actions include, among others: (1) having and retaining qualified management; (2) increased participation in the affairs of FirstBank by its Board of Directors; (3) development and implementation by FirstBank of a capital plan to attain a leverage ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 10% and a total risk-based capital ratio of at least 12%; (4) adoption and implementation of strategic, liquidity and fund management, and profit and budget plans and related projects within certain timetables set forth in the FDIC Order and on an ongoing basis; (5) adoption and implementation of plans for reducing FirstBank’s positions in certain classified assets and delinquent and non-accrual loans; (6) refraining from lending to delinquent or classified borrowers already obligated to FirstBank on any extensions of credit so long as such credit remains uncollected, except where FirstBank’s failure to extend further credit to a particular borrower would be detrimental to the best interests of FirstBank, and any such additional credit is approved by FirstBank’s Board of Directors, or a designated committee thereof; (7) refraining from accepting, increasing, renewing or rolling over brokered CDs without the prior written approval of the FDIC; (8) establishment of a comprehensive policy and methodology for determining the allowance for loan and lease losses and the review and revision of FirstBank’s loan policies, including the non-accrual policy; and (9) adoption and implementation of adequate and effective programs of independent loan review, appraisal compliance and an effective policy for managing FirstBank’s sensitivity to interest rate risk.

The Written A agreement, which is designed to enhance our ability to act as a source of strength to FirstBank, requires that we obtain prior Federal Reserve approval before declaring or paying dividends, receiving dividends from FirstBank, making payments on subordinated debt or trust-preferred securities, incurring, increasing or guaranteeing debt (whether such debt is incurred, increased or guaranteed, directly or indirectly, by us or any of our non-banking subsidiaries) or purchasing or redeeming any capital stock. The Written Agreement also requires us to submit to the Federal Reserve a capital plan and progress reports, comply with certain notice provisions prior to appointing new directors or senior executive officers and comply with certain payment restrictions on severance payments and indemnification restrictions.

We anticipate that we will need to continue to dedicate significant resources to our efforts to comply with the Regulatory Agreements, which may increase operational costs or adversely affect the amount of time our management has to conduct our operations. If we need to continue to recognize significant reserves, we and FirstBank may not be able to continue to comply with the minimum capital requirements included in the capital plans required by the Regulatory Agreements.

If we fail to comply with the Regulatory Agreements in the future, we may become subject to additional regulatory enforcement action up to and including the appointment of a conservator or receiver for FirstBank.

Our high level of non-performing loans may adversely affect our future results from operations.

Even though, as of December 31, 2012, our level of non-performing loans decreased for eleven consecutive quarters and our second, third and fourth quarters of 2012 were profitable, those are our only profitable quarters since 2009, and we have $977.8 million in non-performing loans, which represents approximately 9.7% of our $10.1 billion loan portfolio held for investment. We may not continue to be profitable given this high level of non-performing loans.

Certain funding sources may not be available to us and our funding sources may prove insufficient and/or costly to replace.

FirstBank relies primarily on customer deposits, issuance of brokered CDs, and advances from the Federal Home Loan Bank, to maintain its lending activities and to replace certain maturing liabilities. As of December 31, 2012, we had $3.4 billion in brokered CDs outstanding, representing approximately 34.21% of our total deposits, and a reduction of $357 million from the year ended December 31, 2011. Approximately $2.2 billion in brokered CDs mature over the next twelve months, and the average term to maturity of the retail brokered CDs outstanding as of December 31, 2012 was approximately 1.1 years. Approximately 0.13% or $4.3 million of the principal value of these CDs is callable at the Corporation’s option.

Although FirstBank has historically been able to replace maturing deposits and advances, we may not be able to replace these funds in the future if our financial condition or general market conditions were to change or the FDIC did not approve our request to issue brokered CDs, as required by the FDIC Order. The FDIC Order requires FirstBank to obtain FDIC approval prior to issuing, increasing, renewing or rolling over brokered CDs and to develop a plan to reduce its reliance on brokered CDs. Although the FDIC has issued temporary approvals permitting FirstBank to renew and/or roll over certain amounts of brokered CDs maturing in the past and we have received approval from the FDIC to issue brokered CDs through March 31, 2013, the FDIC may not continue to issue such approvals, even if the requests are consistent with our plans to reduce reliance on brokered CDs, and, even if issued, such approvals may not be for amounts of brokered CDs sufficient for FirstBank to meet its funding needs. The use of brokered CDs has been particularly important for the funding of our operations. If we are unable to issue brokered CDs, or are unable to maintain access to our other funding sources, our results of operations and liquidity would be adversely affected.

Alternate sources of funding may carry higher costs than sources currently utilized. If we are required to rely more heavily on more expensive funding sources, profitability would be adversely affected. We may seek debt financing in the future to achieve our long-term business objectives. Any future debt financing requires the prior approval of the Federal Reserve, and the Federal Reserve may not approve such financing. Additional borrowings, if sought, may not be available to us, or if available, may not be on acceptable terms. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, our credit ratings and our credit capacity. If additional financing sources are unavailable or are not available on acceptable terms, our profitability and future prospects could be adversely affected.

We depend on cash dividends from FirstBank to meet our cash obligations.

As a holding company, dividends from FirstBank have provided a substantial portion of our cash flow used to service the interest payments on our trust-preferred securities and other obligations. As outlined in the Written Agreement, we cannot receive any cash dividends from FirstBank without prior written approval of the Federal Reserve. In addition, FirstBank is limited by law in its ability to make dividend payments and other distributions to us based on its earnings and capital position. Our inability to receive approval from the Federal Reserve to receive dividends from FirstBank or FirstBank’s failure to generate sufficient cash flow to make dividend payments to us, may adversely affect our ability to meet all projected cash needs in the ordinary course of business and may have a detrimental impact on our financial condition.

The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to legal surplus until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus account from the retained earnings account are not available for distribution to the Corporation without the prior consent of the OCIF. FirstBank’s net loss experienced in 2011 exhausted FirstBank’s statutory reserve fund. FirstBank cannot pay dividends to the Corporation until it can replenish the reserve fund to an amount of at least 20% of the original capital contributed.

If we do not obtain Federal Reserve approval to pay interest, principal or other sums on subordinated debentures or trust-preferred securities, a default under certain obligations may occur.

The Written Agreement provides that we cannot declare or pay any dividends or make any distributions of interest, principal or other sums on subordinated debentures or trust-preferred securities without prior written approval of the Federal Reserve. With respect to our $232 million of outstanding subordinated debentures, we elected to defer the interest payments that were due in March 2012, June 2012, September 2012, December 2012 and March 2013.

Under the indentures, we have the right, from time to time, and without causing an event of default, to defer payments of interest on the subordinated debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. We may continue to elect extension periods for future quarterly interest payments if the Federal Reserve advises us that it will not approve such future quarterly interest payments. Our inability to receive approval from the Federal Reserve to make distributions of interest, principal or other sums on our trust-preferred securities and subordinated debentures could result in a default under those obligations if we need to defer such payments for longer than twenty consecutive quarterly periods.

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

We have a construction loan portfolio held for investment, in the amount of $361.9 million as of December 31, 2012, mostly secured by commercial and residential real estate properties. Due to their nature, these loans entail a higher credit risk than consumer and residential mortgage loans, since they are larger in size, concentrate more risk in a single borrower and are generally more sensitive to economic downturns. Although we previously ceased new originations of construction loans, decreasing collateral values, difficult economic conditions and numerous other factors continue to create volatility in the housing markets and have increased the possibility that additional losses may have to be recognized with respect to our current non-performing assets. Furthermore, given the slowdown in the real estate market, the properties securing these loans may be difficult to dispose of if they are foreclosed. Although we have taken a number of steps to reduce our credit exposure, as of December 31, 2012, we still had $178.2 million in nonperforming construction loans held for investment. We may continue to incur credit losses over the near term, either because of continued deterioration of the quality of the loans or because of sales of such loans, which would likely accelerate the recognition of losses. Any such losses would adversely impact our overall financial performance and results of operations.

Our allowance for loan losses may not be adequate to cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition and results of operations.

We are subject to the risk of loss from loan defaults and foreclosures with respect to the loans we originate and purchase. We establish a provision for loan losses, which leads to reductions in our income from operations, in order to maintain our allowance for inherent loan losses at a level that our management deems to be appropriate based upon an assessment of the quality of the loan portfolio. Management may fail to accurately estimate the level of inherent loan losses or may have to increase our provision for loan losses in the future as a result of new information regarding existing loans, future increases in non-performing loans, changes in economic and other conditions affecting borrowers or for other reasons beyond our control. In addition, bank regulatory agencies periodically review the adequacy of our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of additional classified loans and loan charge-offs, based on judgments different than those of management.

We may have to increase our allowance for loan and lease losses in the future. The level of the allowance reflects management’s estimates based upon various assumptions and judgments as to specific credit risks, evaluation of industry concentrations, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires management to make significant estimates and judgments regarding current credit risks and future trends, all of which may undergo material changes. If our estimates prove to be incorrect, our allowance for credit losses may not be sufficient to cover losses in our loan portfolio and our expense relating to the additional provision for credit losses could increase substantially.

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

Further deterioration of the value of real estate collateral securing our construction, commercial and residential mortgage loan portfolios would result in increased credit losses. As of December 31, 2012, approximately 3.60%, 18.74% and 27.32% of our loan portfolio consisted of construction, commercial and residential real estate loans, respectively.

A substantial part of our loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is located in Puerto Rico, USVI, the BVI, or the U.S. mainland, the performance of our loan portfolio and the collateral value backing the transactions are dependent upon the performance of and conditions within each specific real estate market. Puerto Rico has been in an economic recession since 2006. Sustained weak economic conditions that have affected Puerto Rico and the United States over the last several years have resulted in declines in collateral values.

Construction and commercial loans, mostly secured by commercial and residential real estate properties, entail a higher credit risk than consumer and residential mortgage loans, since they are larger in size, may have less collateral coverage, concentrate more risk in a single borrower and are generally more sensitive to economic downturns. As of December 31, 2012, commercial and construction real estate loans, amounted to $2.2 billion or 22% of the total loan portfolio.

We measure the impairment of a loan based on the fair value of the collateral, if collateral dependent, which is generally obtained from appraisals. Updated appraisals are obtained when we determine that loans are impaired and are updated annually thereafter. In addition, appraisals are also obtained for certain residential mortgage loans on a spot basis based on specific characteristics such as delinquency levels, age of the appraisal and loan-to-value ratios. The appraised value of the collateral may decrease or we may not be able to recover collateral at its appraised value. A significant decline in collateral valuations for collateral dependent loans may require increases in our specific provision for loan losses and an increase in the general valuation allowance. Any such increase would have an adverse effect on our future financial condition and results of operations. During the year ended December 31, 2012, net charge-offs specifically related to values of properties collateralizing construction, commercial and residential mortgage loans portfolios totaled $40.7 million, $21.0 million and $36.9 million, respectively.

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

Fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise, which may require recognition of a loss (e.g., the identification of an other-than-temporary impairment on our available-for-sale investment portfolio), thereby adversely affecting our results of operations. Market-related reductions in value also influence our ability to finance these securities. Furthermore, increases in interest rates may result in an extension of the expected average life of certain fixed-income securities, such as fixed-rate passthrough mortgage-backed securities. Such extension could exacerbate the drop in market value related to shifts in interest rates.

Increases in interest rates may reduce demand for mortgage and other loans.

Higher interest rates increase the cost of mortgage and other loans to consumers and businesses and may reduce demand for such loans, which may negatively impact our profits by reducing the amount of loan interest income.

Accelerated prepayments may adversely affect net interest income.

In general, fixed-income portfolio yields could decrease as the re-investment of pre-payments amounts would most certainly be at lower rates. Net interest income could be affected by prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on these securities, as the amortization of premiums paid upon the acquisition of these securities would accelerate. Conversely, acceleration in the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the accretion of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by our investment in callable securities because decreases in interest rates might prompt the early redemption of such securities.

Changes in interest rates on loans and borrowings may adversely affect net interest income.

Basis risk is the risk of adverse consequences resulting from unequal changes in the difference, also referred to as the “spread” or basis, between the rates for two or more different instruments with the same maturity and occurs when market rates for different financial instruments or the indices used to price assets and liabilities change at different times or by different amounts. For example, the interest expense for liability instruments such as brokered CDs might not change by the same amount as interest income received from loans or investments. To the extent that the interest rates on loans and borrowings change at different speeds and by different amounts, the margin between our LIBOR-based assets and the higher cost of the brokered CDs might be compressed and adversely affect net interest income.

If all or a significant portion of the unrealized losses in our investment securities portfolio on our consolidated balance sheet is determined to be other-than-temporarily impaired, we would recognize a material charge to our earnings and our capital ratios would be adversely affected.

For the years ended December 31, 2010, 2011, and 2012, we recognized a total of $1.2 million, $2.0 million, and $2.0 million, respectively, in other-than-temporary impairments. To the extent that any portion of the unrealized losses in our investment securities portfolio of $19.5 million as of December 31, 2012 is determined to be other-than-temporary and, in the case of debt securities, the loss is related to credit factors, we would recognize a charge to earnings in the quarter during which such determination is made and capital ratios could be adversely affected. Even if we do not determine that the unrealized losses associated with this portfolio require an impairment charge, increases in these unrealized losses adversely affect our tangible common equity ratio, which may adversely affect credit rating agency and investor sentiment towards us. Any negative perception also may adversely affect our ability to access the capital markets or might increase our cost of capital. Valuation and other-than-temporary impairment determinations will continue to be affected by external market factors including default rates, severity rates and macro-economic factors.

Downgrades in our credit ratings could further increase the cost of borrowing funds.

The Corporation’s ability to access new non-deposit sources of funding could be adversely affected by downgrades in our credit ratings. The Corporation’s liquidity is to a certain extent contingent upon its ability to obtain external sources of funding to finance its operations. The Corporation’s current credit ratings and any downgrades in such credit ratings can hinder the Corporation’s access to external funding and/or cause external funding to be more expensive, which could in turn adversely affect results of operations. Also, changes in credit ratings may further affect the fair value of certain unsecured derivatives that consider the Corporation’s own credit risk as part of the valuation.

Defective and repurchased loans may harm our business and financial condition.

In connection with the sale and securitization of loans, we are required to make a variety of customary representations and warranties regarding First BanCorp. on the loans sold or securitized. Our obligations with respect to these representations and warranties are generally outstanding for the life of the loan, and they relate to, among other things:

•	compliance with laws and regulations;

•	underwriting standards;

•	the accuracy of information in the loan documents and loan file; and

•	the characteristics and enforceability of the loan.

A loan that does not comply with these representations and warranties may take longer to sell, may impact our ability to obtain third party financing for the loan, and may not be saleable or may be saleable only at a significant discount. If such a loan is sold before we detect non-compliance, we may be obligated to repurchase the loan and bear any associated loss directly, or we may be obligated to indemnify the purchaser against any loss, either of which could reduce our cash available for operations and liquidity. Management believes that it has established controls to ensure that loans are originated in accordance with the secondary market’s requirements, but mistakes may be made, or certain employees may deliberately violate our lending policies. We seek to minimize repurchases and losses from defective loans by correcting flaws, if possible, and selling or re-selling such loans. Until now, losses incurred for repurchases of loans have been insignificant.

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

Cyber-attacks, system risks and data protection breaches could present significant reputational, legal and regulatory costs.

First BanCorp. is under continuous threat of cyber-attacks especially as we continue to expand customer services via the internet and other remote service channels. Two of the most significant cyber attack risks that we may face are e-fraud and computer intrusion that might result in loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals breach and extract funds from customer bank accounts. Computer intrusion attempts might result in the breach of sensitive customer data, such as account numbers and social security numbers, and could present significant reputational, legal and/or regulatory costs to the Corporation if successful. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of the threats from organized cybercriminals and hackers, and our plans to continue to provide electronic banking services to our customers.

If personal, non-public, confidential or proprietary information of our customers in our possession were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or where such information is intercepted or otherwise inappropriately taken by third parties.

We rely on other companies to perform key aspects of our business infrastructure

Third parties perform key aspects of our business operations such as data processing, information security, recording and monitoring transactions, online banking interfaces and services, internet connections and network access and the servicing of the credit card portfolio. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, failure of a vendor to provide services for any reason or poor performance of services, or failure of a vendor to notify us of a reportable event, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial or operational difficulties of a third party vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to serve us. Replacing these third party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations.

Hurricanes and other weather-related events could cause a disruption in our operations or other consequences that could have an adverse impact on our results of operations.

A significant portion of our operations is located in a region susceptible to hurricanes. Such weather events can cause disruption to our operations and could have a material adverse effect on our overall results of operations. We maintain hurricane insurance, including coverage for lost profits and extra expense; however, there is no insurance against the disruption to the markets that we serve that a catastrophic hurricane could produce. Further, a hurricane in any of our market areas could adversely impact the ability of borrowers to timely repay their loans and may adversely impact the value of any collateral held by us. The severity and impact of future hurricanes and other weather-related events are difficult to predict and may be exacerbated by global climate change. The effects of past or future hurricanes and other weather-related events could have an adverse effect on our business, financial condition or results of operations.

Competition for our employees is intense, and we may not be able to attract and retain the highly skilled people we need to support our business.

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities in which we engage can be intense, and we may not be able to hire people or retain them, particularly in light of uncertainty concerning evolving compensation restrictions applicable to banks but not applicable to other financial services firms. The unexpected loss of services of one or more of our key personnel could adversely affect our business because of the loss of their skills, knowledge of our markets and years of industry experience and, in some cases, because of the difficulty of promptly finding qualified replacement employees. Similarly, the loss of key employees, either individually or as a group, could result in a loss of customer confidence in our ability to execute banking transactions on their behalf.

Further increases in the FDIC deposit insurance premium or in FDIC required reserves may have a significant financial impact on us.

The FDIC insures deposits at FDIC-insured depository institutions up to certain limits. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund (the “DIF”). Current economic conditions during the last few years have resulted in higher bank failures. In the event of a bank failure, the FDIC takes control of a failed bank and ensures payment of deposits up to insured limits using the resources of the DIF. The FDIC is required by law to maintain adequate funding of the DIF, and the FDIC may increase premium assessments to maintain such funding.

The Dodd-Frank Act signed into law on July 21, 2010 requires the FDIC to increase the DIF’s reserves against future losses, which will require institutions with assets greater than $10 billion to bear an increased responsibility for funding the prescribed reserve to support the DIF. Since then, the FDIC addressed plans to bolster the DIF by increasing the required reserve ratio for the industry to 1.35 percent (ratio of reserves to insured deposits) by September 30, 2020, as required by the Dodd-Frank Act. The FDIC has also adopted a final rule raising its industry target ratio of reserves to insured deposits to 2 percent, 65 basis points above the statutory minimum, but the FDIC does not project that goal to be met for several years.

In February 2011, the FDIC issued a final rule that amended its deposit insurance assessment regulations. The rule implements a provision in the Dodd-Frank Act that changes the assessment base for deposit insurance premiums from one based on domestic deposits to one based on average consolidated total assets minus average Tier 1 capital. The rule also changed the assessment rate schedules for insured depository institutions so that approximately the same amount of revenue would be collected under the new assessment base as would be collected under the previous rate schedule and the schedules previously proposed by the FDIC. The rule also revised the risk-based assessment system for all large insured depository institutions (generally, institutions with at least $10 billion in total assets, such as FirstBank). Under the rule, the FDIC uses a scorecard method to calculate assessment rates for all such institutions.

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

The corporation has investments in entities that it does not control, including a 35% subordinated ownership interest in CPG/GS PR NPL, LLC (“CPG/GS”), organized under the laws of the Commonwealth of Puerto Rico, which is majority owned by PRLP Ventures LLC (“PRLP”), a company created by Goldman Sachs and Co. and Caribbean Property Group. CPG/GS is seeking to maximize the recovery of its investment in loans that it acquired from FirstBank. The Corporation’s 35% interest in CPG/GS is subordinated to the interest of the majority investor in CPG/GS, which is entitled to recover its investment and receive a priority 12% return on its invested capital. The Corporation’s equity interest of $24.0 million is also subordinated to the aggregate amount of its loans to CPG/GS in the amount of $79.5 million as of December 31, 2012. Therefore, the Corporation will not receive any return on its $24.0 million investment until PRLP receives an aggregate amount equivalent to its initial investment and a priority return of at least 12%, resulting in FirstBank’s interest in CPG/GS being subordinated to PRLP’s interest.

The Corporation’s interests in CPG/GS and other entities that it does not control preclude it from exercising control over the business strategy or other operational aspects of these entities. The Corporation’s investment in this unconsolidated entity is considered significant under Rule 3-09 of Regulation S-X requiring the filing of full financial statements of the investee for the year ended December 31, 2012. The Corporation cannot provide assurance that these entities will operate in a manner that will increase the value of the Corporation’s investments, that the Corporation’s proportionate share of income or losses from these entities will continue at the current level in the future or that the Corporation will not incur losses from the holding of such investments. Losses in the values of such investments could adversely affect the Corporation’s results of operations. In addition, the Corporation cannot provide assurance of compliance with the timely filing of financial statements of equity investees, if required.

We may not be able to recover all assets pledged to Lehman Brothers Special Financing, Inc.

Lehman Brothers Special Financing, Inc. (“Lehman”) was the counterparty to the Corporation on certain interest rate swap agreements. During the third quarter of 2008, Lehman failed to pay the scheduled net cash settlement due to the Corporation, which constituted an event of default under those interest rate swap agreements. The Corporation terminated all interest rate swaps with Lehman and replaced them with other counterparties under similar terms and conditions. In connection with the unpaid net cash settlement under the swap agreements, the Corporation has an unsecured counterparty exposure with Lehman, which filed for bankruptcy on October 3, 2008, of approximately $1.4 million. This exposure was reserved in the third quarter of 2008. The Corporation had pledged collateral with a $63.6 million face value to guarantee its performance under the swap agreements in the event payment thereunder was required.

Since the second quarter of 2009, the Corporation has maintained a non-performing asset with a book value of $64.5 million in addition to accrued interest of $2.1 million related to the collateral pledged with Lehman. The Corporation believes that the securities pledged as collateral should not be part of the Lehman bankruptcy estate given the fact that the posted collateral constituted a performance guarantee under the swap agreements and was not part of a financing agreement, and that ownership of the securities was never transferred to Lehman. Upon termination of the interest rate swap agreements, Lehman’s obligation was to return the collateral to the Corporation. During the fourth quarter of 2009, the Corporation discovered that Lehman Brothers, Inc., acting as agent of Lehman, had deposited the securities in a custodial account at JP Morgan Chase, and that, shortly before the filing of the Lehman bankruptcy proceedings, it had provided instructions to have most of the securities transferred to Barclays Capital (“Barclays”) in New York. After Barclays’s refusal to turn over the securities, the Corporation filed a lawsuit against Barclays in federal court in New York demanding the return of the securities in December 2009. During February 2010, Barclays filed a motion with the court requesting that the Corporation’s claim be dismissed on the grounds that the allegations of the complaint are not sufficient to justify the granting of the remedies therein sought. Shortly thereafter, the Corporation filed its opposition motion. A hearing on the motions was held in court on April 28, 2010. The court, on that date, after hearing the arguments by both sides, concluded that the Corporation’s equitable-based causes of action, upon which the return of the investment securities is being demanded, contain allegations that sufficiently plead facts warranting the denial of Barclays’ motion to dismiss the Corporation’s claim. Accordingly, the judge ordered the case to proceed to trial.

Subsequent to the court decision, the district court judge transferred the case to the Lehman bankruptcy court for trial. Discovery pursuant to that case management plan has been completed. The parties filed dispositive motions on September 13, 2012. Oppositions to such motions and replies thereto were filed in October 2012 and November 2012, respectively. On January 16, 2013 a hearing for oral arguments was held in bankruptcy court. Upon conclusion of the hearing, the judge informed the parties that the matter would be taken under advisement with a written ruling to be issued subsequently. The Corporation may not succeed in its litigation against Barclays to recover all or a substantial portion of the securities.

Additionally, the Corporation continues to pursue its claim filed in January 2009 in the proceedings under the Securities Protection Act with regard to Lehman Brothers Incorporated in the United States Bankruptcy Court for the Southern District of New York.

Because the Corporation has not had the benefit of the use of the investment securities pledged to Lehman (i.e., ability to sell, pledge, or transfer), and because the Corporation has not received principal or interest payments since 2008 (after the collapse of Lehman), the appropriate carrying value of these securities has been under review with our regulators, with recent heightened concern due to the complex and lengthy litigation regarding this matter. If, as a result of these discussions, developments in the litigation, or for other reasons, the Corporation should determine that it is probable that the asset has been impaired and that it needs to recognize a partial or full loss for the investment securities pledged to Lehman, such an action would adversely affect the Corporation’s results of operations in the period in which such action is taken. The Corporation expects to reassess the recoverability of the asset upon the resolution of the dispositive motions filed with the court.

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

Our relationships with many of our customers are predicated upon our reputation as a fiduciary and a service provider that adheres to the highest standards of ethics, service quality and regulatory compliance. Adverse publicity, regulatory actions, like the Regulatory Agreements, litigation, operational failures, the failure to meet customer expectations and other issues with respect to one or more of our businesses could materially and adversely affect our reputation, or our ability to attract and retain customers or obtain sources of funding for the same or other businesses. Preserving and enhancing our reputation also depends on maintaining systems and procedures that address known risks and regulatory requirements, as well as our ability to identify and mitigate additional risks that arise due to changes in our businesses, the market places in which we operate, the regulatory environment and customer expectations. If any of these developments has a material adverse effect on our reputation, our business will suffer.

Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements.

Our financial statements are subject to the application of U.S. Generally Accepted Accounting Principles (“GAAP”), which are periodically revised and expanded. Accordingly, from time to time, we are required to adopt new or revised accounting standards issued by the Financial Accounting Standards Board. Market conditions have prompted accounting standard setters to promulgate new requirements that further interpret or seek to revise accounting pronouncements related to financial instruments, structures or transactions as well as to revise standards to expand disclosures. The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in footnotes to our financial statements, which are incorporated herein by reference. An assessment of proposed standards is not provided as such proposals are subject to change through the exposure process and, therefore, the effects on our financial statements cannot be meaningfully assessed. It is possible that future accounting standards that we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our financial condition and results of operations.

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

The goodwill impairment evaluation process requires us to make estimates and assumptions with regards to the fair value of our reporting units. Actual values may differ significantly from these estimates. Such differences could result in future impairment of goodwill that would, in turn, negatively impact our results of operations and the reporting unit where the goodwill is recorded. We conducted our 2012 evaluation of goodwill during the fourth quarter of 2012.

The Step 1 evaluation of goodwill allocated to the Florida reporting unit under both valuation approaches (market and discounted cash flow analysis) indicated that the fair value of the unit was above the carrying amount of its equity book value as of the valuation date (October 1), which meant that Step 2 was not undertaken. Based on the analysis under both the income and market approaches, the estimated fair value of equity of the reporting unit was $181.5 million, which is above the carrying amount of the entity, including goodwill, which approximated $160.4 million. Goodwill with a carrying value of $28.1 million was not impaired as of December 31, 2012 or 2011, nor was any goodwill written off due to impairment during 2012, 2011, and 2010. If we are required to record a charge to earnings in our consolidated financial statements because an impairment of the goodwill or amortizable intangible assets is determined, our results of operations could be adversely affected.

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

Fluctuations in federal, state, local and foreign taxes or a change to uncertain tax positions, including related interest and penalties, may impact the Corporation’s effective tax rate. When particular tax matters arise, a number of years may elapse before such matters are audited and finally resolved. In addition, tax positions may be challenged by the U.S. Internal Revenue Service (“IRS”) and the tax authorities in the jurisdictions in which we operate and we may estimate and provide for potential liabilities that may arise out of tax audits to the extent that uncertain tax positions fail to meet the recognition standard under applicable GAAP. Unfavorable resolution of any tax matter could increase the effective tax rate and could result in a material increase in our tax expense. Resolution of a tax issue may require the use of cash in the year of resolution. With respect to FirstBank, the years 2007 through 2009 have been examined by the IRS and disputed issues have been taken to administrative appeals. Although the timing of the resolution and/or closure of audits is highly uncertain, the Corporation believes it is reasonably possible that the IRS will conclude the audit of years 2007 through 2009 within the next twelve months. If any issues addressed in this audit are resolved in a manner not consistent with the Corporation’s expectations, the Corporation could be required to adjust its provision for income taxes in the period in which such resolution occurs. The Corporation currently cannot reasonably estimate a range of possible changes to existing reserves.

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

RISKS RELATING TO THE BUSINESS ENVIRONMENT AND OUR INDUSTRY

Difficult market conditions have affected the financial industry and may adversely affect us in the future.

Given that most of our business is in Puerto Rico and the United States and given the degree of interrelation between Puerto Rico’s economy and that of the United States, we are exposed to downturns in the U.S. economy. Continued high levels of unemployment and underemployment in the United States and depressed real estate valuations have negatively impacted the credit performance of mortgage loans, credit default swaps and other derivatives, and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial banks and investment banks. These write-downs have caused many financial institutions to seek additional capital from private and government entities, merge with larger and stronger financial institutions and, in some cases, fail.

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

•	Competitive dynamics in the industry could change as a result of consolidation of financial services companies in connection with current market conditions.

•	We may be unable to comply with the Regulatory Agreements, which could result in further regulatory enforcement actions.

•	We expect to face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•	There may be downward pressure on our stock price.

If current levels of market disruption and volatility continue or worsen, our ability to access capital and our business, financial condition and results of operations may be materially and adversely affected.

Continuation of the economic slowdown and decline in the real estate market in the U.S. mainland and in Puerto Rico could continue to harm our results of operations.

The residential mortgage loan origination business has historically been cyclical, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. The market for residential mortgage loan originations has declined over the past few years and this trend may continue to reduce the level of mortgage loans we produce in the future and adversely affect our business. During periods of rising interest rates, the refinancing of many mortgage products tends to decrease as the economic incentives for borrowers to refinance their existing mortgage loans are reduced. In addition, the residential mortgage loan origination business is impacted by home values. Over the past few years, residential real estate values in many areas of the U.S. and Puerto Rico have decreased significantly, which has led to lower volumes and higher losses across the industry, adversely impacting our mortgage business.

The actual rates of delinquencies, foreclosures and losses on loans have been higher during the economic slowdown. Rising unemployment, lower interest rates and declines in housing prices have had a negative effect on the ability of borrowers to repay their mortgage loans. Any sustained period of increased delinquencies, foreclosures or losses could continue to harm our ability to sell loans, the prices we receive for loans, the values of mortgage loans held for sale or residual interests in securitizations, which could continue to harm our financial condition and results of operations. In addition, any additional material decline in real estate values would further weaken the collateral loan-to-value ratios and increase the possibility of loss if a borrower defaults. In such event, we will be subject to the risk of loss on such real estate arising from borrower defaults to the extent not covered by third-party credit enhancement.

Our credit quality may be adversely affected by Puerto Rico’s current economic condition.

A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico, which has been in a recession since March 2006. Based on the first six months of fiscal year 2012-2013, the main economic indicators suggest that the Puerto Rico economy remains weak. Except for cement sales, retail sales and revenues from the sales tax, most of the indicators, particularly employment, show that the economy is in a state of low productivity. Until October 2012, the Government Development Bank for Puerto Rico’s Economic Activity Index showed a weakness compared to previous months.

The government of the Commonwealth of Puerto Rico has been addressing the fiscal deficit, which, in 2009, was estimated at approximately $3.3 billion or over 30% of its annual budget The Government has implemented a multi- year budget plan for reducing the deficit, as its access to the municipal bond market and its credit ratings depend, in part, on achieving a balanced budget.

Some of the measures implemented by the government include reducing expenses including public-sector employment expenses through employee layoffs, attrition, early retirement plans, and debt restructurings. Since the government is an important source of employment in Puerto Rico, these measures had a temporary adverse effect on the island’s already weak economy. Despite the adverse effects, the government continues evaluating alternatives to decrease the general fund fiscal budget deficit, which, for fiscal year 2012-2013, was estimated at $1.1 billion. The Puerto Rico Labor Department reported an unemployment rate of 13.8% for the month of November 2012, a rate lower than the 14.2% for the month of May 2012, and the 15.5% for September 2011.

The economy of Puerto Rico is very sensitive to the price of oil in the global market since it does not have a significant mass transit system available to the public and most of its electricity is powered by oil, making it highly sensitive to fluctuations in oil prices. A substantial increase in the price of oil could impact adversely the economy by reducing disposable income and increasing the operating costs of most businesses and government. Consumer spending is particularly sensitive to wide fluctuations in oil prices.

The decline in Puerto Rico’s economy since 2006 has resulted in, among other things, a downturn in our loan originations, an increase in the level of our non-performing assets, loan loss provisions and charge-offs, particularly in our construction and commercial loan portfolios, an increase in the rate of foreclosure loss on mortgage loans, and a reduction in the value of our loan portfolio, all of which have adversely affected our profitability. If a decline in economic activity continues, there could be further adverse effects on our profitability.

Moody’s Investor Services (“Moody’s”) announced a downgrade on July 18, 2012 with respect to the Puerto Rico Sales Tax Financing Corporation’s (COFINA) outstanding senior sales tax revenues bonds and outstanding subordinate tax revenue bonds, which were downgraded to Aa3 from Aa2 and A3 from A1, respectively. The downgrade responds to Moody’s concern regarding the escalating debt service and a lack of adequate sales tax revenue growth, which could ultimately lead to a decrease in coverage.

On December 13, 2012, Moody’s downgraded the general obligation (GO) rating of the Commonwealth of Puerto Rico to Baa3 from Baa1 with a negative outlook. Moody’s based its decision on the fact that economic growth prospects in Puerto Rico remain weak after six years of recession and could be further dampened by Puerto Rico’s efforts to control spending and reform its retirement system, debt levels are very high and continue to grow, financial performance has been weak and there is no clear timetable for pension reform.

On February 21, 2013, Fitch Ratings placed Puerto Rico’s BBB+ debt rating on Rating Watch Negative. Fitch also put on negative watch the Puerto Rico Building Authority government facilities revenue bonds guaranteed by the Commonwealth; the Puerto Rico Aqueduct and Sewer Authority (PRASA) Commonwealth guaranty revenue bonds; and Employees Retirement System of the Commonwealth of Puerto Rico pension funding bonds. The Rating Watch Negative reflects Fitch’s expectation of a significant increase in the Commonwealth’s estimated operating imbalance for the current and coming fiscal years, based on reported revenue results through the first half of the current fiscal year and public statements by the new administration.

On March 13, 2013, Standard and Poor’s (S&P) downgraded its general obligation rating of the Commonwealth of Puerto Rico to BBB-, one step from junk status, with a negative outlook. S&P based the decision on the result of an estimated fiscal 2013 budget gap, which S&P views as significantly larger than originally budgeted, and S&P concerns that the shortfalls against budget in fiscal 2013 will make it difficult for the Commonwealth to achieve structural balance in the next two years.

The failure of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by future failures of financial institutions and the actions and commercial soundness of other financial institutions. Financial institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to different industries and counterparties and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, investment companies and other institutional clients. In certain of these transactions, we are required to post collateral to secure the obligations to the counterparties. In the event of a bankruptcy or insolvency proceeding involving one of such counterparties, we may experience delays in recovering the assets posted as collateral as we have with the investment securities posted as collateral for a Lehman interest rate swap agreement, or we may incur a loss to the extent that the counterparty was holding collateral in excess of the obligation to such counterparty.

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

The financial crisis resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. The U.S. government intervened on an unprecedented scale, responding by temporarily enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances and increasing insurance on bank deposits.

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

We face increased regulation and regulatory scrutiny as a result of our participation in the TARP. On July 20, 2010, we issued shares of the Series G Preferred Stock to the Treasury in exchange for the shares of

Series F Preferred Stock, we sold to the Treasury in 2009, plus accrued and unpaid dividends pursuant to an exchange agreement with the Treasury dated as of July 7, 2010, as amended (the “Exchange Agreement”). We also issued to the Treasury the Warrant, which amends, restates and replaces the original Warrant that we issued to the Treasury in January 2009 under the TARP. On October 7, 2011, we issued 32,941,797 shares of common stock to the Treasury upon conversion of all of the Series G Preferred Stock. Our participation in TARP also imposes limitations on the payments we may make to our senior leaders.

The Dodd-Frank Act significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes, and the regulations developed and to be developed thereunder include or will include, provisions affecting large and small financial institutions alike.

The Dodd-Frank Act, among other things, imposes capital requirements on bank holding companies; changes the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base, and permanently raises the current standard deposit insurance limit to $250,000; and expands the FDIC’s authority to raise insurance premiums. The legislation also calls for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion.

The Dodd-Frank Act also limits interchange fees payable on debit card transactions, established the CFBP as an independent entity within the Federal Reserve Board and contains provisions on mortgage-related matters such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. The CFPB has broad rulemaking, supervisory and enforcement authority over FirstBank and its affiliates with respect to consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards they offer.

In July 2011, the CFPB advised us and other banks deemed to be “large banks” under the Dodd-Frank Act as to the agency’s approach to supervision and examination, which began on July 21, 2011. The CFPB supervision and examination approach will be guided toward protecting consumers and compliance with federal consumer financial protection laws.

On January 10, 2013, the CFPB issued a final rule which, among other things, sets forth criteria for defining a “qualified mortgage” for purposes of the Truth in Lending Act, as amended by the Dodd-Frank Act, and outlines certain minimum requirements for mortgage lenders to determine whether a consumer has the ability to repay the mortgage. This rule also affords safe harbor legal protections for lenders making qualified loans that are not “higher priced.” It is unclear how this rule, or this rule in tandem with an anticipated final rule to be issued jointly by other regulators defining “qualified residential mortgage” and setting credit risk retention standards for loans that are to be packaged and sold as securities, will affect the mortgage lending market by potentially curbing competition, increasing costs or tightening credit availability.

On January 17, 2013, the CFPB issued final regulations containing new mortgage servicing rules that will take effect in January 2014 and be applicable to FirstBank. The announced goal of the CFPB is to bring greater consumer protection to the mortgage servicing market. These changes will affect notices to be given to consumers as to billing and payoff statements, delinquency, foreclosure alternatives, loss mitigation applications, interest rate adjustments and options for avoiding “force-placed” insurance. Servicers will be prohibited from processing foreclosures when a loan modification is pending, and must wait until a loan is more than 120 days delinquent before initiating a foreclosure action. The servicer must provide delinquent borrowers with direct and ongoing access to personnel, and provide prompt review of any loss mitigation application. Servicers must maintain accurate and accessible mortgage records for the life of a loan and until one year after the loan is paid off or transferred. Servicers will be required to establish servicing policies and procedures designed to achieve the objectives of the rules. These new standards are expected to add to the cost of conducting a mortgage servicing business.

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

The Collins Amendment in the Dodd-Frank Act, among other things, requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies. Regulations implementing the Collins Amendment became effective on July 28, 2011 and set as a floor for the capital requirements of the Corporation and FirstBank a minimum capital requirement computed using the FDIC’s general risk-based capital rules. On June 12, 2012, the federal banking agencies issued three notices of proposed rulemaking (NPRs) that would revise current capital rules. The two discussed herein are applicable to the Bank and Corporation. The first, “Regulatory Capital Rules: Regulatory Capital, Implementation of Basel III, Minimum Regulatory Capital Ratios, Capital Adequacy, Transition Provisions and Prompt Corrective Action” applies to both the Bank and the Corporation. If adopted, this NPR would increase the quantity and quality of capital required by providing for a new minimum common equity Tier I ratio of 4.5% of risk-weighted assets and a common equity Tier I capital conservation buffer of 2.5% of risk-weighted assets. This first NPR would also revise the definition of capital to improve the ability of regulatory capital instruments to absorb losses and establish limitations on capital distributions and certain discretionary bonus payments if additional specified amounts, or “buffers”, of common equity Tier I capital are not met, and would introduce a supplementary leverage ratio for internationally active banking organizations. This NPR would also establish a more conservative standard for including an instrument such as trust preferred securities as Tier I capital for bank holding companies with total consolidated assets of $15 billion or more as of December 31, 2009, setting out a phase-out schedule for such instruments beginning in January 2013. Under the first NPR, the Corporation will phase out its inclusion in Tier 1 Capital of trust preferred securities in the amount of $225 million beginning with a 25 percent exclusion starting on January 1, 2013, to full exclusion on January 1, 2016 and thereafter.

The second NPR, “Regulatory Capital Rules: Standardized Approach for Risk-Weighted Assets; Market Discipline and Disclosure Requirements,” would also apply to both the Bank and the Corporation. This NPR would revise and harmonize the bank regulators’ rules for calculating risk-weighted assets to enhance risk sensitivity and address weaknesses that have been identified recently. These changes to the risk-weighted assets calculation would be effective from January 1, 2015 and would likely lead to an increase in our risk-weighted assets, which in some cases could be significant. Based on our current interpretation of the proposed Basel III capital rules we anticipate exceeding the minimum capital ratios established in the current proposal.

On November 9, 2012, the federal banking agencies announced that none of the three NPRs they issued in June 2012 would become effective on January 1, 2013. The federal banking agencies did not specify new effective dates for the NPRs.

The federal banking agencies also issued on June 12, 2012 the final market risk capital rule that was proposed in 2011. The final rule, effective on January 1, 2013, amends the calculation of market risk to better characterize the risks facing a particular institution and to help ensure the adequacy of capital related to the institution’s market risk-related positions. It establishes more explicit eligibility criteria than existing market risk capital rules for positions that receive market risk capital treatment, sets requirements for prudent valuations, robust stress testing and the control, oversight and validation mechanisms for models. It applies to a banking organization with aggregate trading assets and trading liabilities equal to 10% or more of quarter-end total assets, or aggregate trading assets and liabilities equal to $1 billion or more; therefore, these rules will not be applicable to the Bank and the Corporation, based on our assets at this time.

On June 29, 2011, the Federal Reserve Board approved a final debit card interchange rule that caps a debit card issuer’s base fee at 21 cents per transaction and allows an additional 5-basis point charge per transaction to help cover fraud losses. The rule became fully operational on October 1, 2011. The debit card interchange rule reduced our interchange fee revenue in line with industry-wide expectations, beginning with the quarter ended December 31, 2011. The new pricing restriction negatively impacted our fee income by approximately $2.0 million in 2012.

The Federal Reserve Board in December 2011 issued an NPR to implement the enhanced prudential standards and early remediation requirements established under the Dodd-Frank Act. The December 2011 proposal would require all bank holding companies and state member banks with more than $10 billion in total consolidated assets, such as the Corporation, to comply with the requirements to conduct annual company-run stress tests beginning on the effective date of the final rule. On October 9, 2012, the Federal Reserve Board issued a final rule that generally requires bank holding companies with total consolidated assets of between $10 billion and $50 billion to comply with annual stress testing requirements beginning in September 2013.

On January 17, 2012, the FDIC proposed a new regulation that would require state non-member banks with total assets of more than $10 billion, such as FirstBank, to conduct annual company-run stress tests. The proposed regulation, required by the Dodd-Frank Act, will require FirstBank to provide the FDIC with forward-looking information to assist the FDIC in its overall assessment of its capital adequacy, helping to better identify potential downside risks and the potential impact of adverse outcomes on its financial stability. On October 9, 2012, the FDIC issued a final rule that generally requires state non-member banks with total consolidated assets of between $10 billion and $50 billion to comply with annual stress testing requirements beginning in September 2013.

In May 2012, the federal banking agencies issued final supervisory guidance for stress testing practices applicable to banking organizations with more than $10 billion in total consolidated assets, such as FirstBank and the Corporation, which became effective on July 23, 2012. This guidance outlines general principles for a satisfactory stress testing framework and describes various stress testing approaches and how stress testing should be used at various levels within an organization. The guidance does not implement the aforementioned stress testing requirements in the Dodd-Frank Act or in the Federal Reserve Board’s capital plan rule that apply to certain companies, as those requirements have been or are being implemented through separate rulemaking by the respective agencies.

These provisions, or any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial services industry, may impact the profitability of our business activities or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition, and results of operations. Many provisions of the Dodd-Frank Act are to be phased in over a period of time. The ultimate effect of the Dodd-Frank Act on the financial services industry in general, and us in particular, may be adverse.

The U.S. Congress has also adopted additional consumer protection laws such as the Credit Card Accountability Responsibility and Disclosure Act of 2009, and the Federal Reserve Board has adopted numerous new regulations addressing banks’ credit card, overdraft and mortgage lending practices. Additional consumer protection legislation and regulatory activity is anticipated in the near future.

Internationally, both the Basel Committee on Banking Supervision and the Financial Stability Board (established in April 2009 by the Group of Twenty Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation and transparency) have committed to raise capital standards and liquidity buffers within the banking system. On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and the introduction of a capital conservation buffer of common equity of an additional 2.5% with implementation by January 2019. U.S. regulators proposed regulations for implementing Basel III on June 12, 2012 (see discussion above).

On September 28, 2011, the Basel Committee announced plans to consider adjustments to the final liquidity charge to be imposed under Basel III, which liquidity charge would take effect on January 1, 2015. The liquidity coverage ratio being considered would require banks to maintain an adequate level of unencumbered high-quality liquid assets sufficient to meet liquidity needs for a 30 calendar day liquidity stress period. On January 6, 2013, the Basel Committee announced that its liquidity coverage ratio would be phased-in annually beginning on January 1, 2015, when the minimum liquidity coverage ratio requirement would be set at 60%, then increasing an additional 10% annually until fully implemented on January 1, 2019. The Basel Committee also announced that a broader pool of assets would count as high-quality liquid assets, the numerator of the liquidity coverage ratio.

Such proposals and legislation, if finally adopted, would change banking laws and our operating environment and that of our subsidiaries in substantial and unpredictable ways. The ultimate effect that such proposals and legislation, if enacted, or regulations issued to implement the same, would have upon our financial condition or results of operations may be adverse.

Monetary policies and regulations of the Federal Reserve Board could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations may be adverse.

RISKS RELATING TO AN INVESTMENT IN THE CORPORATION’S COMMON AND PREFERRED STOCK

Sales in the public market under an outstanding resale registration statement filed with the SEC by the small group of large stockholders that hold in the aggregate approximately 65.65% of our outstanding shares could adversely affect the trading price of our common stock.

The following stockholders individually own more than 10% of our outstanding shares of common stock, or an aggregate of approximately 65.65% of our outstanding shares of common stock: funds affiliated with Thomas H. Lee Partners, L.P. (“THL”), which own approximately 24.58%; funds managed by Oaktree Capital Management, L.P (“Oaktree”), which own approximately 24.58%; and Treasury which owns approximately 16.49% including the shares of common stock issuable upon exercise of the Warrant. We are obligated to keep the prospectus, which is part of the resale registration statement, current so that the securities be sold in the public market at any time. The resale of the securities in the public market, or the perception that these sales might occur, could cause the market price of our common stock to decline.

Issuance of additional equity securities in the public market and other capital management or business strategies that we may pursue also depress the market price of our common stock and could result in dilution of holders of our common stock and preferred stock.

Generally, we are not restricted from issuing additional equity securities, including common stock. We may choose or be required in the future to identify, consider and pursue additional capital management strategies to bolster our capital position. We may issue equity securities (including convertible securities, preferred securities, and options and warrants on our common or preferred stock securities) in the future for a number of reasons, including to finance our operations and business strategy, to adjust our leverage ratio, to address regulatory capital concerns, to restructure currently outstanding debt or equity securities or to satisfy our obligations upon the exercise of outstanding options or warrants. Future issuances of our equity securities, including common stock, in any transaction that we may pursue may dilute the interests of our existing holders of our common stock and preferred stock and cause the market price of our common stock to decline.

The Corporation has outstanding a Warrant held by the Treasury to purchase 1,285,899 shares of common stock. If the Warrant is exercised, the issuance of shares of Common Stock would reduce our income per share, and further reduce the book value per share and voting power of our current common stockholders.

Additionally, THL, Oaktree and funds advised by Wellington Management Company, LLP (“Wellington”) have anti-dilution rights, which they acquired when they purchased shares of common stock in the $525 million capital raise, completed in October 2011, that will be triggered, subject to certain exceptions, if we issue additional shares of common stock. In such a case, THL, Oaktree and Wellington will have the right to acquire the amount of shares of common stock that will enable them to maintain their percentage ownership interest in the Corporation.

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

Factors that could cause fluctuations, volatility or a decline in the market price of our common stock, many of which could be beyond our control, include the following:

•	our ability to comply with the Regulatory Agreements;

•	any additional regulatory actions against us;

•	changes or perceived changes in the condition, operations, results or prospects of our businesses and market assessments of these changes or perceived changes;

•	announcements of strategic developments, acquisitions and other material events by us or our competitors, including any failures of banks;

•

changes in governmental regulations or proposals, or new governmental regulations or proposals, affecting us, including those relating to the financial crisis and global economic downturn and those that may be specifically directed to us;

•	a continuing recession in the Puerto Rico market and a lack of growth in our other principal markets in the Virgin Islands and the United States;

•	the departure of key employees;

•	changes in the credit, mortgage and real estate markets;

•	operating results that vary from the expectations of management, securities analysts and investors;

•	operating and stock price performance of companies that investors deem comparable to us; and

•	the public perception of the banking industry and its safety and soundness.

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

In March 2009, the Federal Reserve Board issued a supervisory guidance letter intended to provide direction to bank holding companies (“BHCs”) on the declaration and payment of dividends, capital redemptions and capital repurchases by BHCs in the context of their capital planning process. The letter reiterates the long-standing Federal Reserve Board supervisory policies and guidance to the effect that BHCs should only pay dividends from current earnings. More specifically, the letter heightens expectations that BHCs will inform and consult with the Federal Reserve Board supervisory staff on the declaration and payment of dividends that exceed earnings for the period for which a dividend is being paid. In consideration of the financial results reported for the second quarter ended June 30, 2009, we decided, as a matter of prudent fiscal management and following the Federal Reserve Board guidance, to suspend the payment of dividends. Furthermore, our Written Agreement with the Federal Reserve Board precludes us from declaring any dividends without the prior approval of the Federal Reserve. We cannot anticipate if and when the payment of dividends might be reinstated.

This suspension may have adversely affected and may continue to adversely affect our stock price. Further, because dividends on our Series A through E Preferred Stock have not been paid since we suspended dividend payments in August 2009, the holders of the preferred stock have the right to appoint two additional members to our Board of Directors. Any member of the Board of Directors appointed by the holders of Series A through E Preferred Stock is required to vacate his or her office if the Corporation returns to payment of dividends in full for twelve consecutive monthly dividend periods. If the certificates of designation for the Series A through E Preferred Stock are amended to remove the right to appoint members of the Board of Directors, the removal of this right may adversely affect the stock price of the Series A through E Preferred Stock given that this right is a typical right of holders of preferred stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2012, First BanCorp owned the following three main offices located in Puerto Rico:

•

Headquarters—Located at First Federal Building, 1519 Ponce de León Avenue, Santurce, Puerto Rico, a 16 story office building. Approximately 60% of the building, an underground three level parking garage and an adjacent parking are owned by the Corporation.

•

Service Center—a building located on 1130 Muñoz Rivera Avenue, Hato Rey, Puerto Rico. These facilities accommodate branch operations, data processing and administrative and certain headquarter offices. FirstBank inaugurated the Service Center in 2010. The building houses 180,000 square feet of modern facilities and over 1,000 employees from operations, FirstMortgage and FirstBank Insurance Agency headquarters and customer service. In addition, it has parking for 750 vehicles and 9 training rooms, including classrooms for training of tellers and a computer room for interactive trainings, as well as a spacious cafeteria for employees and customers.

•	Consumer Lending Center—A three-story building with a three-level parking garage located at 876 Muñoz Rivera Avenue, Hato Rey, Puerto Rico. This facility is fully occupied by the Corporation.

The Corporation owned 23 branch and office premises and auto lots and leased 93 branch premises, loan and office centers and other facilities. In certain situations, financial services such as mortgage and, insurance businesses and commercial banking services are located in the same building. All of these premises are located in Puerto Rico, Florida and the USVI and BVI. Management believes that the Corporation’s properties are well maintained and are suitable for the Corporation’s business as presently conducted.

Item 3. Legal Proceedings

Reference is made to Note 30 Regulatory matters, commitments and contingencies included in the Notes to Consolidated Financial Statements in Item 8 of this Report, which is incorporated herein by reference.

Item 4. Mine Safety Disclosure.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Information about Market and Holders

The Corporation’s common stock is traded on the NYSE under the symbol FBP. In 2010, following stockholder approvals, the Corporation amended its certificate of incorporation twice to increase the number of shares of common stock authorized for issuance from 250 million at the beginning of 2010 to 2.0 billion shares and to implement, effective January 7, 2011, a one-for-fifteen reverse stock split of all outstanding shares of common stock.

On March 4, 2013, there were 573 holders of record of the Corporation’s common stock, not including beneficial owners whose shares are held in the name of brokers or other nominees. The last sales price for the common stock on that date was $5.68.

On July 30, 2009, the Corporation announced the suspension of common and preferred stock dividends. The Corporation has no current plans to resume dividend payments on the common or preferred stock. The common stock ranks junior to all series of preferred stock as to dividend rights and as to rights on liquidation, dissolution or winding up of the Corporation.

The following table sets forth, for the periods indicated, the per share high and low closing sales prices and the cash dividends declared on the Corporation’s common stock during such periods.

Quarter Ended	High	Low	Last	Dividends per Share
2012:
Fourth Quarter Ended December 31, 2012	$4.58	$3.69	$4.58	$—
Third Quarter Ended September 30, 2012	4.50	3.34	4.42	—
Second Quarter Ended June 30, 2012	4.38	3.27	3.96	—
First Quarter Ended March 31, 2012	4.95	3.37	4.40	—

2011:
Fourth Quarter Ended December 31, 2011	$4.00	$2.57	$3.49	$—
Third Quarter Ended September 30, 2011	4.64	2.76	2.80	—
Second Quarter Ended June 30, 2011	5.17	3.62	4.31	—
First Quarter Ended March 31, 2011	7.50	4.07	5.00	—

On October 7, 2011, the Corporation successfully completed a private placement of $525 million in shares of common stock (the “capital raise”). The proceeds from the capital raise amounted to approximately $490 million (net of offering costs). Lead investors included funds affiliated with THL and Oaktree, which purchased from the Corporation an aggregate of $348.2 million ($174.1 million by each investor) of shares of the Corporation’s common stock.

Upon the completion of this transaction and the conversion into common stock of the Series G Preferred Stock held by the Treasury, as further discussed below, each of THL and Oaktree became owners of 24.36% of the Corporation’s shares of common stock outstanding. Subsequent to the closing, in related transactions, on October 12, 2011 and October 26, 2011, each of THL and Oaktree, respectively, purchased in the aggregate 937,493 shares of common stock from certain of the institutional investors who participated in the capital raise transaction. As of the date of the filing of this Form 10-K, each of THL and Oaktree owns 24.58% of the total shares of our common stock outstanding.

On December 8, 2011, the Corporation completed a rights offering in which the Corporation issued an additional 888,781 shares of common stock at $3.50 per share, and received proceeds of $3.3 million. In 2012, the Corporation granted 820,507 shares of restricted stock to certain executive officers, other employees, and independent directors.

The Corporation has 50,000,000 authorized shares of preferred stock. First BanCorp has five outstanding series of nonconvertible, noncumulative preferred stock: 7.125% noncumulative perpetual monthly income preferred stock, Series A (liquidation preference $25 per share); 8.35% noncumulative perpetual monthly income preferred stock, Series B (liquidation preference $25 per share); 7.40% noncumulative perpetual monthly income preferred stock, Series C (liquidation preference $25 per share); 7.25% noncumulative perpetual monthly income preferred stock, Series D (liquidation preference $25 per share,); and 7.00% noncumulative perpetual monthly income preferred stock, Series E (liquidation preference $25 per share) (collectively the “Series A through E Preferred Stock”). Effective January 17, 2012, the Corporation delisted all of its outstanding series of non-convertible, non-cumulative preferred stock from the NYSE. The Corporation has not arranged for listing on another national securities exchange or for quotation of the Series A through E Preferred Stock in a quotation medium.

The Series A through E Preferred Stock rank on a parity with respect to dividend rights and rights upon liquidation, winding up or dissolution. Holders of each series of preferred stock are entitled to receive cash dividends, when, as and if declared by the board of directors of First BanCorp. out of funds legally available for dividends.

The terms of the Corporation’s Series A through E Preferred Stock do not permit the Corporation to declare, set apart or pay any dividend or make any other distribution of assets on, or redeem, purchase, set apart or otherwise acquire shares of common stock or of any other class of stock of First BanCorp. ranking junior to the preferred stock, unless all accrued and unpaid dividends on the preferred stock and any parity stock for the twelve monthly dividend periods ending on the immediately preceding dividend payment date shall have been paid or are paid contemporaneously; the full monthly dividend on the preferred stock and any parity stock for the then current month has been or is contemporaneously declared and paid or declared and set apart for payment; and the Corporation has not defaulted in the payment of the redemption price of any shares of the preferred stock and any parity stock called for redemption. If the Corporation is unable to pay in full the dividends on the preferred stock and on any other shares of stock of equal rank as to the payment of dividends, all dividends declared upon the preferred stock and any such other shares of stock will be declared pro rata.

The Corporation may not issue shares ranking, as to dividend rights or rights on liquidation, winding up and dissolution, senior to the Series A through E Preferred Stock, except with the consent of the holders of at least two-thirds of the outstanding aggregate liquidation preference of such preferred stock.

2010 Exchange Offer and Treasury Exchange

On August 30, 2010, the Corporation completed its offer to issue shares of its common stock in exchange for its outstanding Series A through E preferred stock, which resulted in the issuance of 15,134,347 new shares of common stock in exchange for 19,482,128 shares of preferred stock, or 89% of the outstanding Series A through E preferred stock.

In addition, on July 20, 2010, the Corporation issued $424.2 million in shares of Series G Preferred Stock, in exchange for the $400 million in shares of Series F Preferred Stock that the Treasury had acquired pursuant to the TARP Capital Purchase Program. Then, on October 7, 2011, the completion of the capital raise enabled the Corporation to compel the conversion of the 424,174 shares of Series G preferred stock into 32,941,797 new shares of common stock. The Warrant to purchase 389,483 shares of the Corporation’s common stock at an initial price of $10.878 was adjusted as a result of the capital raise completed in October 2011 to provide for the issuance of approximately 1,285,899 shares of common stock at an exercise price of $3.29 per share.

In connection with the conversion of the Series G Preferred Stock, held by the Treasury into common shares at a discount, completed on October 7, 2011, a one-time, non-cash increase in income attributable to common stockholders of $278 million was recognized in the fourth quarter of 2011. This non-cash increase in income available to common stockholders has no effect on the Corporation’s overall equity or its regulatory capital. As a result, the Corporation reported net income attributable to common stockholders on a diluted basis of $195.8 million, or $2.18 per common share in 2011. Please refer to Note 22, Stockholder’s Equity, for information about the Exchange Offer and Treasury Exchange.

2013 Exchange Offer

On February 14, 2013, the Corporation commenced an offer to issue up to 10,087,488 shares of its common stock, in exchange for (the “Exchange Offer”) any and all of the issued and outstanding shares of its Series A through E Preferred Stock ($63 million in aggregate liquidation preference value). The Exchange Offer is pursuant to a registration statement, tender offer materials and a proxy solicitation filed with the SEC.

Dividends

The Corporation had a policy of paying quarterly cash dividends on its outstanding shares of common stock subject to its earnings and financial condition. On July 30, 2009, after reporting a net loss for the quarter ended June 30, 2009, the Corporation announced that the Board of Directors resolved to suspend the payment of the common and preferred dividends (including the Series F Preferred Stock dividends), effective with the preferred dividend for the month of August 2009. The Corporation’s ability to pay future dividends will necessarily depend upon its earnings and financial condition as well as its receipt of approval from the Federal Reserve to pay dividends. See the discussion under “Dividend Restrictions” under Item 1 for additional information concerning restrictions on the payment of dividends that apply to the Corporation and FirstBank.

First BanCorp did not purchase any of its equity securities during 2012 or 2011.

The 2011 PR Code requires the withholding of income tax from dividend income to be received by resident U.S. citizens, special partnerships, trusts and estates and non-resident U.S. citizens, custodians, partnerships, and corporations from sources within Puerto Rico.

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

U.S. Corporations and Partnerships

Corporations and partnerships not organized under Puerto Rico laws that have not engaged in a trade or business in Puerto Rico during the taxable year in which the dividend is paid are subject to the 10% dividend tax withholding. Corporations or partnerships not organized under the laws of Puerto Rico that have engaged in a trade or business in Puerto Rico are not subject to the 10% withholding, but they must declare the dividend as gross income on their Puerto Rico income tax return.

Securities authorized for issuance under equity compensation plans

The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of December 31, 2012:

Plan category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, warrants and rights		(b) Weighted Average Exercise Price of Outstanding Options, warrants and rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	113,158	(1)	$206.96	7,349,300	(2)
Equity compensation plans not approved by stockholders	N/A		N/A	N/A

Total	113,158		$206.96	7,349,300

(1)	Stock options granted under the 1997 stock option plan, which expired on January 21, 2007. All outstanding awards under the stock option plan continue in full force and effect, subject to their original terms and the shares of common stock underlying the options are subject to adjustments for stock splits, reorganization and other similar events.
(2)	Securities available for future issuance under the First BanCorp 2008 Omnibus Incentive Plan (the “Omnibus Plan”), which was initially approved by stockholders on April 29, 2008 and amended with stockholder approval on December 9, 2011 to increase the number of shares reserved for issuance under the Omnibus Plan. The Omnibus Plan provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards. As amended, this plan provides for the issuance of up 8,169,807 shares of common stock, subject to adjustments for stock splits, reorganization and other similar events. As of December 31, 2012, 7,349,300 shares of Common Stock were available for future issuance under the Omnibus Plan.

STOCK PERFORMANCE GRAPH

The following Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act, except to the extent that First BanCorp. specifically incorporates this information by reference, and shall not otherwise be deemed filed under these Acts.

The graph below compares the cumulative total stockholder return of First BanCorp. during the measurement period with the cumulative total return, assuming reinvestment of dividends, of the S&P 500 Index and the S&P Supercom Banks Index (the “Peer Group”). The Performance Graph assumes that $100 was invested on December 31, 2007 in each of First BanCorp. common stock, the S&P 500 Index and the Peer Group. The comparisons in this table are set forth in response to SEC disclosure requirements, and are therefore not intended to forecast or be indicative of future performance of First BanCorp.’s common stock.

The cumulative total stockholder return was obtained by dividing (i) the cumulative amount of dividends per share, assuming dividend reinvestment since the measurement point, December 31, 2007 plus (ii) the change in the per share price since the measurement date, by the share price at the measurement date.

Item 6. Selected Financial Data

The following table sets forth certain selected consolidated financial data for each of the five years in the period ended December 31, 2012. This information should be read in conjunction with the audited consolidated financial statements and the related notes thereto.

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2012	2011	2010	2009	2008
Condensed Income Statements:
Total interest income	$637,777	$659,615	$832,686	$996,574	$1,126,897
Total interest expense	176,072	266,103	371,011	477,532	599,016
Net interest income	461,705	393,512	461,675	519,042	527,881
Provision for loan and lease losses	120,499	236,349	634,587	579,858	190,948
Non-interest income	49,391	107,981	117,903	142,264	74,643
Non-interest expenses	354,883	338,054	366,158	352,101	333,371
Income (loss) before income taxes	35,714	(72,910)	(421,167)	(270,653)	78,205
Income tax (expense) benefit	(5,932)	(9,322)	(103,141)	(4,534)	31,732
Net income (loss)	29,782	(82,232)	(524,308)	(275,187)	109,937
Net income (loss) attributable to common stockholders—basic	29,782	173,226	(122,045)	(322,075)	69,661
Net income (loss) attributable to common stockholders—diluted	29,782	195,763	(122,045)	(322,075)	69,661
Per Common Share Results:
Net income (loss) per common share—basic	$0.15	$2.69	$(10.79)	$(52.22)	$11.30
Net income (loss) per common share—diluted	$0.14	$2.18	$(10.79)	$(52.22)	$11.28
Cash dividends declared	—	—	—	2.10	4.20
Average shares outstanding	205,366	64,466	11,310	6,167	6,167
Average shares outstanding diluted	205,828	89,658	11,310	6,167	6,176
Book value per common share	$6.89	$6.73	$29.71	$108.70	$161.76
Tangible book value per common share (1)	$6.60	$6.54	$27.73	$101.45	$153.32
Balance Sheet Data:
Total loans, including loans held for sale	$10,139,508	$10,575,214	$11,956,202	$13,949,226	$13,088,292
Allowance for loan and lease losses	435,414	493,917	553,025	528,120	281,526
Money market and investment securities	1,986,669	2,200,888	3,369,332	4,866,617	5,709,154
Intangible assets	60,944	39,787	42,141	44,698	52,083
Deferred tax asset, net	4,867	5,442	9,269	109,197	128,039
Total assets	13,099,741	13,127,275	15,593,077	19,628,448	19,491,268
Deposits	9,864,546	9,907,754	12,059,110	12,669,047	13,057,430
Borrowings	1,640,399	1,622,741	2,311,848	5,214,147	4,736,670
Total preferred equity	63,047	63,047	425,009	928,508	550,100
Total common equity	1,393,546	1,361,899	615,232	644,062	940,628
Accumulated other comprehensive income, net of tax	28,430	19,198	17,718	26,493	57,389
Total equity	1,485,023	1,444,144	1,057,959	1,599,063	1,548,117

	Year Ended December 31,
	2012		2011		2010		2009		2008
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	0.23		(0.57)		(2.93)		(1.39)		0.59
Return on Average Total Equity	2.04		(7.31)		(36.23)		(14.84)		7.67
Return on Average Common Equity	2.14		(13.38)		(80.07)		(34.07)		7.89
Average Total Equity to Average Total Assets	11.24		7.83		8.10		9.36		7.74
Interest Rate Spread (2)	3.41		2.59		2.48		2.62		2.83
Interest Rate Margin (2)	3.68		2.86		2.77		2.93		3.20
Tangible common equity ratio (1)	10.44		10.25		3.80		3.20		4.87
Dividend payout ratio	—		—		—		(4.03)		37.19
Efficiency ratio (3)	69.44		67.41		63.18		53.24		55.33
Asset Quality:
Allowance for loan and lease losses to loans held for investment	4.33		4.68		4.74		3.79		2.15
Net charge-offs to average loans	1.74		2.68		4.76		2.48		0.87
Provision for loan and lease losses to net charge-offs	0.67	x	0.80	x	1.04	x	1.74	x	1.76	x
Non-performing assets to total assets	9.45		10.19		10.02		8.71		3.27
Non-performing loans held for investment to total loans held for investment	9.70		10.78		10.63		11.23		4.49
Allowance to total non-performing loans held for investment	44.63		43.39		44.64		33.77		47.95
Allowance to total non-performing loans held for investment, excluding residential real estate loans	65.78		61.73		65.30		47.06		90.16
Other Information:
Common stock price: End of period	$4.58		$3.49		$6.90		$34.50		$167.10

(1)	Non-gaap measures. Refer to “Capital” discussion below for additional information regarding the components and reconciliation of these measures.
(2)	On a tax equivalent basis (see “Net Interest Income” discussion below for reconciliation of these non-GAAP measures).
(3)	Non-interest expenses to the sum of net interest income and non-interest income. The denominator includes non-recurring income and changes in the fair value of derivative instruments and financial instruments measured at fair value.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the accompanying consolidated audited financial statements of First BanCorp. and should be read in conjunction with such financial statements and the notes thereto.

DESCRIPTION OF BUSINESS

First BanCorp. is a diversified financial holding company headquartered in San Juan, Puerto Rico offering a full range of financial products to consumers and commercial customers through various subsidiaries. First BanCorp. is the holding company of FirstBank Puerto Rico (“FirstBank” or the “Bank”) and FirstBank Insurance Agency. Through its wholly owned subsidiaries, the Corporation operates offices in Puerto Rico, the United States and British Virgin Islands, and the State of Florida (USA) concentrating in commercial banking, residential mortgage loan originations, finance leases, personal loans, small loans, auto loans, insurance agency and broker-dealer activities.

As described in Item 8, Note 30 to the Consolidated Financial Statements, Regulatory Matters, Commitments and Contingencies, FirstBank is currently operating under a Consent Order (the “FDIC Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and First BanCorp has entered into a Written Agreement (the “Written Agreement” and collectively with the FDIC Order (the “Regulatory Agreements”) with the Board of Governors of the Federal Reserve System (the “FED” or “Federal Reserve”).

OVERVIEW OF RESULTS OF OPERATIONS

First BanCorp.’s results of operations generally depend primarily upon its net interest income, which is the difference between the interest income earned on its interest-earning assets, including investment securities and loans, and the interest expense incurred on its interest-bearing liabilities, including deposits and borrowings. Net interest income is affected by various factors, including: the interest rate scenario; the volumes, mix and composition of interest-earning assets and interest-bearing liabilities; and the repricing characteristics of these assets and liabilities. The Corporation’s results of operations also depend on the provision for loan and lease losses, which have significantly affected the results of operations in previous years, non-interest expenses (such as personnel, occupancy, deposit insurance premiums and other costs), non-interest income (mainly service charges and fees on loans and deposits, insurance income and revenues from broker-dealer operations), gains (losses) on sales of investments, gains (losses) on mortgage banking activities, and income taxes.

Net income for the year ended December 31, 2012 amounted to $29.8 million compared to a net loss of $82.2 million for 2011 and a net loss of $524.3 million for 2010.

The improvement in 2012, as compared to 2011, primarily reflects: (i) a decrease of $115.9 million in the provision for loan and lease losses driven by a lower migration of loans to non-performing and/or adversely classified categories, improvements in historical loss rates led by a lower charge-off activity, and the overall decrease in the size of the portfolio, and (ii) an increase of $68.2 million in net interest income mainly achieved through reductions in the cost of funding and the contribution of the $406 million credit cards portfolio acquired in 2012 (carrying value of $359.6 million, net of discount of $18.3 million, as of December 31, 2012). These variances were partially offset by a decrease of $58.6 million in non-interest income mainly due to a lower gain on sales of investment securities and mortgage loans as the previous year included the impact of certain deleveraging strategies executed to preserve capital, and equity in losses of unconsolidated entities of $19.3 million, a negative variance of $15.0 million compared to 2011. In addition, non-interest expenses increased by $16.8 million, mainly driven by expenses related to the acquired credit card portfolio and by increases in employees’ compensation and benefits expense.

The following table summarizes the effect of the aforementioned factors and other factors that significantly impacted financial results in previous years on net income (loss) attributable to common stockholders and earnings (loss) per common share for the last three years:

	Year Ended December 31,
	2012		2011		2010
	Dollars	Per Share	Dollars	Per Share	Dollars	Per Share
	(In thousands, except for per common share amounts)
Net income (loss) attributable to common stockholders for prior year	$195,763	$2.18	$(122,045)	$(10.79)	$(322,075)	$(52.22)
Increase (decrease) resulting from changes in:
Net interest income	68,193	0.76	(68,163)	(6.03)	(57,367)	(9.30)
Provision for loan and lease losses	115,850	1.29	398,238	35.21	(54,729)	(8.87)
Net gain on investments and impairments	(42,518)	(0.47)	(14,705)	(1.30)	(29,598)	(4.80)
Net nominal gain (loss) on transaction involving the sale of investment securities matched with the cancellation of borrowings prior to maturity	(438)	—	438	0.04	(291)	(0.05)
Equity in losses of unconsolidated entities	(15,029)	(0.17)	(4,227)	(0.37)	—	—
Other non-interest income	(605)	(0.01)	8,572	0.76	5,528	0.90
Employees’ compensation and benefits	(7,135)	(0.08)	2,651	0.23	11,608	1.88
Professional fees	(469)	(0.01)	(597)	(0.05)	(6,070)	(0.98)
Deposit insurance premium	6,080	0.07	6,689	0.59	(19,710)	(3.20)
Net loss on REO operations	(91)	—	5,148	0.46	(8,310)	(1.35)
Core deposit intangible impairment	—	—	—	—	3,988	0.65
Provision for off-balance sheet exposures	(4,315)	(0.05)	13,293	1.18	(6,668)	(1.08)
Contingency adjustment-tax credits	(2,489)	(0.03)	—	—	—	—
Servicing and processing fees	(7,349)	(0.08)	(161)	(0.02)	1,190	0.19
All other operating expenses	(1,061)	(0.01)	1,081	0.10	9,915	1.61
Income tax provision	3,390	0.04	93,819	8.30	(98,607)	(15.99)

Net income (loss) before changes in preferred stock dividends, preferred discount amortization and change in average common shares	307,777	3.43	320,031	28.31	(571,196)	(92.61)
Change in preferred dividends and preferred discount amortization	—	—	38,246	3.38	8,642	1.40
Favorable impact from issuing common stock in the conversion of the series G Preferred Stock	(277,995)	(3.10)	277,995	24.58	—	—
Favorable impact from issuing common stock in exchange for Series A through E Preferred Stock	—	—	(385,387)	(34.07)	385,387	62.49
Favorable impact from issuing Series G Preferred Stock in exchange for Series F Preferred Stock	—	—	(55,122)	(4.87)	55,122	8.94
Change in average common shares	—	(0.19)	—	(15.15)	—	8.99

Net income (loss) attributable to common stockholders	$29,782	$0.14	$195,763	$2.18	$(122,045)	$(10.79)

The key drivers of the Corporation’s financial results for the year ended December 31, 2012 include the following:

•

Net interest income for the year ended December 31, 2012 was $461.7 million, compared to $393.5 million and $461.7 million for the years ended December 31, 2011 and 2010, respectively. The increase for 2012 compared to 2011 was driven by an improvement of 81 basis points in the net interest margin, excluding fair value adjustments (for the definition and reconciliation of this non-GAAP measure, refer to “Net Interest Income” discussion below), to 3.63%. The improvement in the net interest margin was primarily due to: (i) a decrease of 46 basis points in the average cost of funding achieved through lower deposit pricing, an improved deposit mix, and the maturity of high cost borrowings, and (ii) the contribution of the $406 million credit cards portfolio acquired from FIA Card Services (FIA) in late May 2012. This purchase increased the average balance of consumer loans by approximately $214.3 million and contributed $41.9 million to interest income, including $6.6 million related to the discount accretion recorded as an adjustment to the yield of the purchased portfolio. The interest income recognized on credit cards was the main driver for the 36 basis points increase in the yield of total earning assets. Refer to the “Net Interest Income” discussion below for additional information.

The decrease for 2011 compared to 2010 was largely attributable to the decline in the volume of interest-earning assets. The decline in the average volume of interest-earning assets reflects the impact of the Corporation’s deleveraging strategies in its capital plan that were executed in 2011 in order to preserve and improve the capital position. Average interest-earning assets decreased by $3.5 billion when compared to 2010, reflecting a $1.8 billion reduction in average total loans and leases and a $1.7 billion reduction in average investment securities. The decrease in average loans was driven by loan sales combined with repayments and charge-offs. Meanwhile, the decrease in average investment securities was primarily related to sales and prepayments of U.S. agency Mortgage-Backed Securities (“MBS”) as well as U.S. agency debt securities called prior to maturity. Partially offsetting the decline in the average volume of earning assets was an increase of 21 basis points in the net interest margin, excluding fair value adjustments on derivatives and financial liabilities measured at fair value. The main driver behind the improvement in the net interest margin (excluding valuations) from 2.61% in 2010 to 2.82% in 2011 was a decrease in the average cost of funds and the utilization of excess liquidity to pay down maturing borrowings (mainly brokered CDs). The Corporation achieved improvements in the mix of funding sources with the planned reduction in brokered CDs and increased balances in core deposits. Rates paid in interest-bearing core deposit accounts were lower than the average rate on matured brokered CDs. In addition, the Corporation benefited from the restructuring of $700 million of repurchase agreements that resulted in a decrease of $2.9 million of interest expense and from the early cancellation of $400 million of repurchase agreements matched with the sale of low yielding investment securities.

•

The provision for loan and lease losses for 2012 was $120.5 million compared to $236.3 million and $634.6 million for 2011 and 2010, respectively. The decrease for 2012, compared to 2011, was primarily driven by reduced charges to specific reserves for impaired loans driven by a lower migration of loans to non-performing and/or adversely classified categories commensurate with lower loss rates due to improvements in charge-offs trends and the overall reduction in the size of the portfolio. The Corporation’s net charge-off for 2012 was $179.0 million, or 1.74% of average loans, compared to $295.5 million, or 2.68% of average loans, for 2011. A lower provision was reflected in all major loans categories, except for consumer loans.

The decrease for 2011, compared to 2010, was mainly related to lower charges to specific reserves on a reduced level of non-performing and adversely classified loans, and declines in charges to general reserves due to reductions in historical loss rates and the overall decrease in the size of the loan portfolio. The Corporation’s net charge-offs for 2011 were $295.5 million, or 2.68% of average loans, compared to $609.7 million, or 4.76% of average loans, for 2010. Net charge-offs in 2010 included $165.1 million associated with loans transferred to held for sale and approximately $89.0 million in charge-offs for non-performing loans sold during 2010, mainly construction and commercial mortgage loans sold at a significant discount in order to reduce the Corporation’s exposure in Florida. The provision for all major loan categories, except for commercial and industrial (“C&I”) loans, decreased during 2011 and was $59.1 million less than total net charge-offs reflecting the adequacy of previously established reserves. The results for 2010 included a $102.9 million charge to the provision for loan and lease losses associated with the transfer of $447 million in loans held for investment to held for sale in anticipation of a strategic sale of adversely classified and non-performing loans completed in early 2011.

On February 16, 2011, the Corporation completed the sale of loans with an unpaid principal balance of $510.2 million (book value of $269.3 million), at a sale price of $272.2 million to CPG/GS an entity majority owned by PRLP Ventures LLC, that was created by Goldman, Sachs & Co. and Caribbean Property Group. The sale price of $272.2 million was funded with an initial cash contribution by PRLP Ventures LLC of $88.5 million received by FirstBank, a promissory note of approximately $136 million representing seller financing provided by FirstBank, and a $47.6 million or 35% subordinated equity interest in CPG/GS retained by FirstBank. The loan portfolio sold was composed of construction loans (73%), commercial real estate loans (19%) and C&I loans (8%). Approximately 93% of the loans were adversely classified loans and 55% were in non-performing status as of December 31, 2010.

The Corporation’s primary goal in the loan sale transaction was to accelerate the derisking of the balance sheet and improve the Corporation’s risk profile. The Bank has been operating under the FDIC Order since June of 2010, which, among other things, requires the Bank to improve its risk profile by reducing the level of classified assets and delinquent loans. The Bank entered into this transaction to reduce the level of classified and non-performing assets and reduce its concentration in construction loans.

•

Non-interest income for the year ended December 31, 2012 was $49.4 million compared to $108.0 million and $117.9 million for the years ended December 31, 2011 and 2010, respectively. The decrease in 2012, compared to 2011, was driven by the deleveraging strategies executed in 2011, including a $40.6 million gain on sales of investments, mainly MBS, and a $12.1 million gain recorded for completed bulk sales of approximately $518 million of performing residential mortgage loans to another financial institution. In addition, equity in losses of unconsolidated entities of approximately $19.3 million was recorded in 2012, a negative variance of $15.0 million compared to losses of $4.2 million in 2011. These factors were partially offset by $7.2 million in interchange and other related fees earned on the recently acquired credit cards portfolio. Refer to “Non-Interest Income” discussion below for additional information.

The decrease in 2011, compared to 2010, was driven by: (i) the impact in 2010 of a $10.7 million gain recorded on the sale of VISA Class C shares, and (ii) equity in losses of unconsolidated entities of $4.2 million recorded in 2011. Partially offsetting these factors was a $9.7 million increase in revenues from mortgage banking activities driven by a $12.1 million gain recorded in 2011 for bulk sales of performing residential mortgage loans to another financial institution, as mentioned above.

•

Non-interest expenses for 2012 were $354.9 million compared to $338.1 million and $366.2 million for 2011 and 2010, respectively. The increase in non-interest expenses for 2012, as compared to 2011, was principally due to: (i) a $7.3 million increase in servicing and processing fees, mainly related to the servicing of the recently acquired credit card portfolio, (ii) a $7.1 million increase in employees’ compensation and benefits mainly due to the filling of vacant positions including several managerial and supervisory positions as well as a higher incentive compensation expense, (iii) a $4.3 million negative variance in the provision for off-balance-sheet exposures, mainly for unfunded loan commitments and letters of credit (lower reserve releases in 2012), and (iv) a $2.5 million non-recurring charge associated with a contingency adjustment related to the collectibility of certain tax credits. These increases were partially offset by a $6.1 million decrease in the deposit insurance premium mainly resulting from the decrease in the Bank’s average assets and the improved capital position. Refer to “Non-Interest Expenses” discussion below for additional information.

The decrease in non-interest expenses for 2011, as compared to 2010, was principally attributable to reductions in credit-related losses, including a $13.3 million decrease in the provision for off-balance-sheet exposures, driven by reductions in reserves for unfunded loan commitments, and a $5.1 million decrease in losses on real estate owned (“REO”) operations attributable to lower write-downs to the value of REO properties as well as lower realized losses on sales. In addition, the FDIC insurance premium assessment decreased by $6.7 million and local regulatory examination fees decreased by $3.0 million driven by the decrease in the level of the Bank’s assets. In the case of the FDIC insurance premium, the decrease is also attributable to the Bank’s improved capital position. Furthermore, the Corporation reported a $2.7 million decrease in employees’ compensation driven by a lower headcount.

•

For 2012, the Corporation recorded an income tax expense of $5.9 million compared to $9.3 million and $103.1 million in 2011 and 2010, respectively. The decrease in 2012, compared to 2011, was mainly related to a reduction in deferred tax assets of profitable subsidiaries in 2011 due to a reduction in statutory tax rates and the recognition in 2011 of an Unrecognized Tax Benefit (“UTB”) liability of $3.2 million, including accrued interest. The reduction in 2011, compared to 2010, was mainly related to an incremental $93.7 million noncash charge in the fourth quarter of 2010 to the valuation allowance on the Bank’s deferred tax asset. Refer to “Income Taxes” discussion below for additional information.

•

Total assets as of December 31, 2012 amounted to $13.10 billion, a decrease of $27.5 million compared to $13.13 billion, as of December 31, 2011. The decrease was mainly attributable to a $377.2 million decrease in total loans, led by pay-offs and repayments of C&I loans, as well as foreclosures and charge-offs, and a $192.2 million decrease in available-for-sale investment securities driven by matured Treasury securities and Puerto Rico government obligations called prior to their contractual maturity, partially offset by purchases of U.S. agency MBS. The aforementioned decreases were partially offset also by an increase of $500.3 million in cash and cash equivalents. Higher cash balances are being maintained at the Federal Reserve due to heightened regulatory liquidity expectations for the industry and limited available investment alternatives. Refer to the “Financial Condition and Operating Data Analysis” discussion below for additional information.

•

As of December 31, 2012, total liabilities amounted to $11.6 billion, a decrease of $68.4 million as compared to $11.7 billion as of December 31, 2011. The decline in total liabilities was mainly attributable to a $356.9 million decrease in brokered CDs. In addition, the Corporation repaid $100 million of maturing repurchase agreements and all of its $21 million of medium-term notes. These variances were partially offset by a $313.7 million increase in nonbrokered deposits and a $141 million increase in FHLB advances. Refer to the “Risk Management—Liquidity Risk and Capital Adequacy” discussion below for additional information about the Corporation’s funding sources.

•

The Corporation’s stockholders’ equity amounted to $1.49 billion as of December 31, 2012, an increase of $40.9 million from December 31, 2011, driven by the net income of $29.8 million recorded in 2012, a $9.2 million increase in other comprehensive income due to higher unrealized gains on available-for-sale securities, and net proceeds of $1.0 million related to the sale of 280,787 shares of common stock sold. The Corporation’s Total Capital, Tier 1 Capital and Leverage ratios increased to 17.82%, 16.51% and 12.60%, respectively, from 17.12%, 15.79% and 11.91%, respectively, as of December 31, 2011. Meanwhile, FirstBank’s Total Capital, Tier 1 Capital and Leverage ratios as of December 31, 2012 were 17.35%, 16.04% and 12.25%, respectively, as compared to 16.58%, 15.25% and 11.52%, respectively, as of December 31, 2011. In addition, the Corporation’s tangible common equity ratio increased to 10.44% as of December 31, 2012, from 10.25% as of December 31, 2011, and the Tier 1 common equity to risk-weighted assets ratio increased to 13.61% as of December 31, 2012 from 12.96% as of December 31, 2011. Refer to the “Risk Management—Capital” section below for additional information including further information about these non-GAAP financial measures. Although all the regulatory capital ratios exceeded the established “well capitalized” levels, as well as the minimum capital ratios required by the FDIC Order, as of December 31, 2012, FirstBank cannot be treated as a “well-capitalized” institution since it is still subject to the FDIC Order.

•

Total loan production, including purchases, refinancings and draws from existing revolving and non-revolving commitments, for 2012 was $2.8 billion, excluding the utilization activity on outstanding credit cards, compared to $2.7 billion, for 2011, as the Corporation continues its targeted lending activities. The increase in loan production was mainly related to a higher volume of residential mortgage and auto loan originations.

•

Total non-performing loans, including non-performing loans held for sale, were $977.8 million as of December 31, 2012, a decrease of $165.3 million, or 14%, compared to December 31, 2011. The decrease was primarily related to foreclosures, charge-offs, modified loans returned to accrual status after a sustained performance period, and a decrease in the inflows of non-performing loans. Total non-performing assets, which consist of total non-performing loans (generally loans held for investment or loans held for sale on which the recognition of interest income has been discontinued), REO and other non-real estate repossessed properties, and collateral pledged to Lehman Brothers Special Financing, Inc., and excludes past due loans 90 days and still accruing, decreased by $99.1 million to $1.24 billion compared to $1.34 billion as of December 31, 2011. Refer to the “Risk Management—Non-accruing and Non-performing Assets” section below for additional information.

CRITICAL ACCOUNTING POLICIES AND PRACTICES

The accounting principles of the Corporation and the methods of applying these principles conform to GAAP. The Corporation’s critical accounting policies relate to the 1) allowance for loan and lease losses; 2) other than temporary impairments (“OTTIs”); 3) income taxes; 4) classification and values of investment securities; 5) valuation of financial instruments; 6) income recognition on loans, 7) loan acquisitions, and 8) equity method accounting for investments in unconsolidated entities. These critical accounting policies involve judgments, estimates and assumptions made by management that affect the amounts recorded for assets and liabilities and for contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimates, if different assumptions or conditions prevail. Certain determinations inherently require greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than those originally reported.

Allowance for Loan and Lease Losses

The Corporation maintains the allowance for loan and lease losses at a level considered adequate to absorb losses currently inherent in the loan and lease portfolio. The Corporation does not maintain an allowance for held-for-sale loans or purchased credit-impaired (“PCI”) loans that are performing in accordance with or better than expectations as of the date of acquisition, as the fair value of these loans already reflects a credit component. The allowance for loan and lease losses provides for probable losses that have been identified with specific valuation allowances for individually evaluated impaired loans and for probable losses believed to be inherent in the loan portfolio that have not been specifically identified. The determination of the allowance for loan and lease losses requires significant estimates, including the timing and amounts of expected future cash flows on impaired loans, consideration of current economic conditions, and historical loss experience pertaining to the portfolios and pools of homogeneous loans, all of which may be susceptible to change.

The Corporation aggregates loans with similar credit risk characteristics into portfolio segments: commercial mortgage, construction, commercial and industrial, residential mortgage, and consumer loans. Classes are usually disaggregations of the portfolio segments. The classes within the residential mortgage are residential mortgages guaranteed by the U.S. government and other loans. The classes within the consumer portfolio are: auto, finance leases, and other consumer loans. Other consumer loans mainly include unsecured personal loans, credit cards, home equity lines, lines of credits, and marine financing. The construction, commercial mortgage, and commercial and industrial are not further segmented into classes. The adequacy of the allowance for loan and lease losses is based on judgments related to the credit quality of the loan portfolio. These judgments consider ongoing evaluations of the loan portfolio, including such factors as the economic risks associated with each loan class, the financial condition of specific borrowers, the level of delinquent loans, historical loss experience, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. In addition to the general economic conditions and other factors described above, additional factors also considered include the internal risk ratings assigned to the loan. Internal risk ratings are assigned to each commercial loan at the time of approval and are subject to subsequent periodic reviews by the Corporation’s senior management. The allowance for loan and lease losses is reviewed on a quarterly basis as part of the Corporation’s continued evaluation of its asset quality.

The allowance for loan and lease losses is increased through a provision for credit losses that is charged to earnings, based on the quarterly evaluation of the factors previously mentioned, and is reduced by charge-offs, net of recoveries.

The allowance for loan and lease losses consists of specific reserves related to specific valuations for loans considered to be impaired and general reserves. A specific valuation allowance is established for individual impaired loans in the commercial mortgage, construction, commercial and industrial, and residential mortgage loan portfolios, primarily when the collateral value of the loan (if the impaired loan is determined to be collateral dependent) or the present value of the expected future cash flows discounted at the loan’s effective rate is lower than the carrying amount of that loan. The specific valuation allowance is computed for impaired commercial mortgage, construction, commercial and industrial, and real estate loans with individual principal balances of $1 million or more, troubled debt restructurings (“TDRs”), as well as smaller residential mortgage loans and home equity lines of credit considered impaired based on their delinquency and loan-to-value levels. When foreclosure is probable and for collateral dependent loans, the impairment measure is based on the fair value of the collateral. The fair value of the collateral is generally obtained from appraisals. Updated appraisals are obtained when the Corporation determines that loans are impaired and are generally updated annually thereafter. In addition, appraisals and/or broker price opinions are also obtained for residential mortgage loans based on specific characteristics such as delinquency levels, age of the appraisal, and loan-to-value ratios. The excess of the recorded investment in collateral dependent loans over the resulting fair value of the collateral is charged-off when deemed uncollectible.

For all other loans, which include, small, homogeneous loans, such as auto loans, all classes in the consumer loan portfolio, residential mortgages in amounts under $1 million, and commercial and construction loans not considered impaired, the Corporation maintains a general valuation allowance established through a process that begins with estimates of incurred losses based upon various statistical analyses. The general reserve is primarily determined by applying loss factors according to the loan type and assigned risk category (pass, special mention, and substandard not impaired; all doubtful loans are considered impaired).

The Corporation uses a roll-rate methodology to estimate losses on its consumer loan portfolio based on delinquencies and considering credit bureau score bands. The Corporation tracks the historical portfolio performance, generally over a 24-month loss period (12 months for credit cards), to arrive at a weighted average distribution in each subgroup of each delinquency bucket. Roll-to-loss rates (loss factors) are calculated by multiplying the roll rates from each subgroup within the delinquency buckets forward through loss. Once roll rates are calculated, the resulting loss factor is applied to the existing receivables in the applicable subgroups within the delinquency buckets and the end results are aggregated to arrive at the required allowance level. The Corporation’s assessment also involves evaluating key qualitative and environmental factors, which include credit and macroeconomic indicators such as unemployment, bankruptcy trends, recent market transactions, and collateral values to account for current market conditions that are likely to cause estimated credit losses to differ from historical loss experience. The Corporation analyzes the expected delinquency migration to determine the future delinquency volume concentrations. The Corporation reflects the effect of these environmental factors on each delinquency bucket as an adjustment that increases the historical loss rate applied to each group.

The non-PCI portion of the credit card portfolio acquired from FIA in 2012 was recorded at the fair value on the acquisition date of $353.2 million, net of a discount of $18.2 million. The discount at acquisition is attributable to uncertainties in the cash flows of this portfolio based on an estimation of inherent credit losses. As previously discussed, the discount recorded at acquisition is accreted and recognized in interest income over the period in which substantially all of the inherent losses associated with the non-PCI loans at the acquisition date were estimated to occur. Subsequent to acquisition, the Corporation evaluates its estimate of embedded losses on a quarterly basis. The allowance for non-PCI loans acquired is determined considering the outstanding balance of the portfolio net of the unaccreted discount. To the extent the required allowance exceeds the unaccreted discount, a provision is required. The provision recorded during 2012 relates to new purchases on these non-PCI credit card loans and to the allowance methodology described above. The provision in 2012 was not related to changes in expected loan losses assumed in the accounting for the acquisition of the portfolio. In the case of the PCI portion of the portfolio acquired from FIA, recorded at the fair value on the acquisition date of $15.7 million (unpaid principal and interest balance of $34.6 million), the accounting guidance prohibits the carry over or creation of valuation allowances in the initial accounting for impaired loans acquired in a transfer. Subsequent to acquisition, decreases in expected principal cash flows of PCI loans due to further credit deterioration will generally result in an impairment charge recognized in the Corporation’s provision for loan and lease losses, resulting in an increase to the allowance for loan losses. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loans.

The residential mortgage pools cash flow analyses are performed at the individual loan level and then aggregated to the pool level in determining the overall expected loss ratio. The model applies risk-adjusted prepayment curves, default curves, and severity curves to each loan in the pool. For loan restructuring pools, the present value of expected future cash flows under new terms, at the loan’s effective interest rate, are taken into consideration. Additionally, the default risk and prepayments related to loan restructurings are based on, among other things, the historical experience of these loans. Loss severity is affected by the expected house price scenario, which is based in part on recent house price trends. Default curves are used in the model to determine expected delinquency levels. The risk-adjusted timing of liquidations and associated costs are used in the model, and are risk-adjusted for the geographic area in which each property is located (Puerto Rico, Florida or the Virgin Islands). For residential mortgage loans, the determination of reserves includes the incorporation of updated loss factors applicable to loans expected to liquidate over the next twelve months, considering the expected realization of similarly valued assets at disposition. The allowance determination for residential mortgage loans also takes into consideration other qualitative factors, such as changes in business strategies, including loan resolution and liquidation procedures that might result in an overall adjustment applied to this portfolio segment.

For commercial loans, including construction loans, the general reserve is based on historical loss ratios supplemented by management judgment and interpretation. The loss ratios are derived from a migration analysis, which tracks the historical net charge-offs experience over a historical 24-month loss period sustained on loans according to their internal risk rating, applying adjustments, as necessary, to each loss rate based on assessments of recent loss ratios trends (12 months). Historical loss rates may be adjusted for certain qualitative factors that, in management’s judgment, are necessary to reflect losses inherent in the portfolio. Qualitative factors that management considers in the general reserve analysis include general economic conditions, and geographic trends impacting expected losses, collateral values trends, asset quality trends, concentrations, risk management and loan administration, and changes in the lending practices. The methodology of accounting for all probable losses in loans not individually measured for impairment purposes is made in accordance with authoritative accounting guidance that requires that losses be accrued when they are probable of occurring and estimable.

Charge-off of Uncollectible Loans—Net charge-offs consist of the unpaid principal balance of loans held for investment that the Corporation determines are uncollectible, net of recovered amounts. Charge-offs are recorded as a reduction to the allowance for loan and lease losses and subsequent recoveries of previously charged off amounts are credited to the allowance for loan and lease losses. Collateral dependent loans in the construction, commercial mortgage, and commercial and industrial loan portfolios are charged off to their fair value when loans are considered impaired. Within the consumer loan portfolio, loans in the auto and finance leases classes are reserved once they are 120 days delinquent and are charged off to their estimated net realizable value when collateral deficiency is deemed uncollectible (i.e., when foreclosure is probable) or when the loan is 365 days past due. Within the other consumer loans class, closed-end loans are charged off when payments are 120 days in arrears and open-end (revolving credit) consumer loans, including credit cards, are charged off when payments are 180 days in arrears. Residential mortgage loans that are 120 days delinquent and have a loan to value higher than 60% are charged-off to their fair value when there is a collateral deficiency on a quarterly basis. Generally, all loans may be charged off or written down to the fair value of the collateral prior to the policies described above if a loss-confirming event occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, or receipt of an asset valuation indicating a collateral deficiency when the asset is the sole source of repayment. The Corporation does not record charge-offs on PCI loans that are performing in accordance with or better than expectations as of the date of acquisition, as the fair value of these loans already reflect a credit component. The Corporation records charge-offs on PCI loans only if actual losses exceed estimated losses incorporated into the fair value recorded at acquisition.

Other-than-temporary impairments

On a quarterly basis, the Corporation performs an assessment to determine whether there have been any events or economic circumstances indicating that a security with an unrealized loss has suffered OTTI. A security is considered impaired if the fair value is less than its amortized cost basis.

The Corporation evaluates whether the impairment is other-than-temporary depending upon whether the portfolio consists of debt securities or equity securities, as further described below. The Corporation employs a systematic methodology that considers all available evidence in evaluating a potential impairment of its investments.

The impairment analysis of debt securities places special emphasis on the analysis of the cash position of the issuer and its cash and capital generation capacity, which could increase or diminish the issuer’s ability to repay its bond obligations, the length of time and the extent to which the fair value has been less than the amortized cost basis, and changes in the near-term prospects of the underlying collateral, if applicable, such as changes in default rates, loss severity given default, and significant changes in prepayment assumptions. The Corporation also takes into consideration the latest information available about the overall financial condition of an issuer, credit ratings, recent legislation, government actions affecting the issuer’s industry, and actions taken by the issuer to deal with the current economic climate. OTTI losses must be recognized in earnings if the Corporation has the intent to sell the debt security or it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. However, even if the Corporation does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a credit loss has occurred. An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. The credit loss component of an OTTI, if any, is recorded as net impairment losses on debt securities in the statements of income (loss), while the remaining portion of the impairment loss is recognized in other comprehensive income (“OCI”), net of taxes, provided the Corporation does not intend to sell the underlying debt security and it is “more likely than not” that the Corporation will not have to sell the debt security prior to recovery. The previous amortized cost basis less the OTTI recognized in earnings is the new amortized cost basis of the investment. The new amortized cost basis is not adjusted for subsequent recoveries in fair value. However, for debt securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income.

The impairment analysis of equity securities is performed and reviewed on an ongoing basis based on the latest financial information and any supporting research report made by a major brokerage firm. This analysis is very subjective and based, among other things, on relevant financial data such as capitalization, cash flow, liquidity, systematic risk, and debt outstanding of the issuer. Management also considers the issuer’s industry trends, the historical performance of the stock, credit ratings, as well as the Corporation’s intent to hold the security for an extended period. If management believes there is a low probability of recovering book value in a reasonable time frame, then an impairment will be recorded by writing the security down to market value. As previously mentioned, equity securities are monitored on an ongoing basis but special attention is given to those securities that have experienced a decline in fair value for six months or more. An impairment charge is generally recognized when the fair value of an equity security has remained significantly below cost for a period of 12 consecutive months or more.

Income Taxes

The Corporation is required to estimate income taxes in preparing its consolidated financial statements. This involves the estimation of current income tax expense together with an assessment of temporary differences resulting from differences in the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The determination of current income tax expense involves estimates and assumptions that require the Corporation to assume certain positions based on its interpretation of current tax regulations. Management assesses the relative benefits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial and regulatory guidance and recognizes tax benefits only when deemed probable. Changes in assumptions affecting estimates may be required in the future and estimated tax liabilities may need to be increased or decreased accordingly. The accrual of tax contingencies is adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. The Corporation’s effective tax rate includes the impact of tax contingencies and changes to such accruals, as considered appropriate by management. When particular matters arise, a number of years may elapse before such matters are audited by the taxing authorities and finally resolved. Favorable resolution of such matters or the expiration of the statute of limitations may result in the release of tax contingencies that are recognized as a reduction to the Corporation’s effective rate in the year of resolution. Unfavorable settlement of any particular issue could increase the effective rate and may require the use of cash in the year of resolution. Information regarding income taxes is included in Note 26 to the Corporation’s audited financial statements for the year ended December 31, 2012 included in Item 8 of this Form 10-K.

The determination of deferred tax expense or benefit is based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of the Corporation’s net deferred tax asset assumes that the Corporation will be able to generate sufficient future taxable income based on estimates and assumptions. If these estimates and related assumptions change, the Corporation may be required to record valuation allowances against its deferred tax asset resulting in additional income tax expense in the consolidated statements of income. Management evaluates its deferred tax asset on a quarterly basis and assesses the need for a valuation allowance, if any. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax asset will not be realized. Changes in the valuation allowance from period to period are included in the Corporation’s tax provision in the period of change (see Note 26 to the Corporation’s audited financial statements for the year ended December 31, 2012 included in Item 8 of this Form 10-K).

Income tax expense includes Puerto Rico and Virgin Islands income taxes as well as applicable U.S. federal and state taxes. The Corporation is subject to Puerto Rico income tax on its income from all sources. As a Puerto Rico corporation, First BanCorp is treated as a foreign corporation for U.S. income tax purposes and is generally subject to United States income tax only on its income from sources within the United States or income effectively connected with the conduct of a trade or business within the United States. Any such tax paid is creditable, within certain conditions and limitations, against the Corporation’s Puerto Rico tax liability. The Corporation is also subject to taxes on its income from sources within the USVI. Any such tax paid is also creditable against the Corporation’s Puerto Rico tax liability, subject to certain conditions and limitations.

On January 31, 2011, the Puerto Rico Government approved Act No. 1, which repealed the 1994 PR Code and replaced it with the 2011 PR Code. The provisions of the 2011 PR Code are generally applicable to taxable years commencing after December 31, 2010. Under the 2011 PR Code, the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file a consolidated tax return and, thus, the Corporation is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss, a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable carryforward period (7 years under the 2011 PR Code, except for losses incurred during tax years that commenced after December 31, 2004 and before December 31, 2012, when the carryforward period is extended to 10 years). The 2011 PR Code provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations. Dividend payments from a U.S. subsidiary of the Corporation are subject to a 10% withholding tax based on the provisions of the U.S. Internal Revenue Code.

Under the 2011 PR Code, First BanCorp is subject to a maximum statutory tax rate of 30% (25% for taxable years commencing after December 31, 2013 if certain economic conditions are met by the Puerto Rico economy). The 2011 PR Code also includes an alternative minimum tax of 20% that applies if the Corporation’s regular income tax liability is less than the alternative minimum tax requirements. Prior to the 2011 PR Code, First Bancorp’s maximum statutory tax rate was 39% except that, for tax years that commenced after December 31, 2008 and before January 1, 2012, the rate was 40.95% due to the approval by the Puerto Rico government of Act No. 7 to stimulate Puerto Rico’s economy and to reduce the Puerto Rico government’s fiscal deficit. Act No. 7 imposed a series of temporary and permanent measures, including the imposition of a 5% surtax on the total income tax determined, which was applicable to corporations, among others, whose combined income exceeded $100,000, effectively resulting in an increase in the maximum statutory tax rate from 39% to 40.95% and an increase in the capital gain statutory tax rate from 15% to 15.75%.

The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through an IBE of the Bank and through the Bank’s subsidiary, FirstBank Overseas Corporation, in which the interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation except that, for tax years that commenced after December 31, 2008 and before January 1, 2012, Act No.7 imposed a special 5% tax on all IBEs. The IBEs and FirstBank Overseas Corporation were created under the IBE Act, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico. An IBE that operates as a unit of a bank pays income taxes at normal rates to the extent that IBEs’ net income exceeds 20% of the bank’s total net taxable income.

The authoritative accounting guidance prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken on income tax returns. Under this guidance, income tax benefits are recognized and measured based on a two-step analysis: 1) a tax position must be more likely than not to be sustained based solely on its technical merits in order to be recognized, and 2) the benefit is measured at the largest dollar amount of that position that is more likely than not to be sustained upon settlement. The difference between the benefit recognized in accordance with this analysis and the tax benefit claimed on a tax return is referred to as an Unrecognized Tax Benefit (“UTB”). The Corporation classifies interest and penalties, if any, related to UTBs as components of income tax expense. Refer to Note 26 of the Corporation’s audited financial statements for the year ended December 31, 2012 included in Item 8 of this Form 10-K for further information related to this accounting guidance.

Investment Securities Classification and Related Values

Management determines the appropriate classification of debt and equity securities at the time of purchase. Debt securities are classified as held to maturity when the Corporation has the intent and ability to hold the securities to maturity. Held-to-maturity (“HTM”) securities are stated at amortized cost. Debt and equity securities are classified as trading when the Corporation has the intent to sell the securities in the near term. Debt and equity securities classified as trading securities, if any, are reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as HTM or trading, except for equity securities that do not have readily available fair values, are classified as available for sale (“AFS”). AFS securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of deferred taxes in accumulated OCI (a component of stockholders’ equity), and do not affect earnings until realized or are deemed to be other-than-temporarily impaired. Investments in equity securities that do not have publicly or readily determinable fair values are classified as other equity securities in the statement of financial condition and carried at the lower of cost or realizable value. The assessment of fair value applies to certain of the Corporation’s assets and liabilities, including the investment portfolio. Fair values are volatile and are affected by factors such as market interest rates, prepayment speeds and discount rates.

Valuation of financial instruments

The measurement of fair value is fundamental to the Corporation’s presentation of its financial condition and results of operations. The Corporation holds fixed income and equity securities, derivatives, investments, and other financial instruments at fair value. The Corporation holds its investments and liabilities mainly to manage liquidity needs and interest rate risks. A significant part of the Corporation’s total assets and liabilities is reflected at fair value on the Corporation’s financial statements.

The FASB authoritative guidance for fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance also establishes a fair value hierarchy for classifying financial instruments. The hierarchy is based on whether the inputs to the valuation techniques used to measure fair value are observable or unobservable. Three levels of inputs may be used to measure fair value:

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

Under the fair value accounting guidance, an entity has the irrevocable option to elect, on a contract-by-contract basis, to measure certain financial assets and liabilities at fair value at inception of the contract and thereafter, with any changes in fair value recorded in current earnings. In the past, the Corporation elected the fair value option for certain medium-term notes and callable-brokered CDs. All of these instruments were repaid, and the Corporation did not make any other fair value option election as of December 31, 2012 and 2011.

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis:

Investment securities available for sale

The fair value of investment securities was the market value based on quoted market prices (as is the case with equity securities, Treasury notes, and non callable U.S. Agency debt securities), when available (Level 1), or market prices for identical or comparable assets (as is the case with MBS and callable U.S. agency debt) that are based on observable market parameters, including benchmark yields, reported trades, quotes from brokers or dealers, issuer spreads, bids, offers, and reference data including market research operations (Level 2). Observable prices in the market already consider the risk of nonperformance. If listed prices or quotes are not available, fair value is based upon models that use unobservable inputs due to the limited market activity of the instrument, as is the case with certain private label mortgage-backed securities held by the Corporation (Level 3).

Private label MBS are collateralized by fixed-rate mortgages on single-family residential properties in the United States; the interest rate on the securities is variable, tied to 3-month LIBOR and limited to the weighted-average coupon of the underlying collateral. The market valuation represents the estimated net cash flows over the projected life of the pool of underlying assets applying a discount rate that reflects market observed floating spreads over LIBOR, with a widening spread bias on a nonrated security. The market valuation is derived from a model that utilizes relevant assumptions such as the prepayment rate, default rate, and loss severity on a loan level basis. The Corporation modeled the cash flow from the fixed-rate mortgage collateral using a static cash flow analysis according to collateral attributes of the underlying mortgage pool (i.e., loan term, current balance, note rate, rate adjustment type, rate adjustment frequency, rate caps, and others) in combination with prepayment forecasts obtained from a commercially available prepayment model (ADCO). The variable cash flow of the security is modeled using the 3-month LIBOR forward curve. Loss assumptions were driven by the combination of default and loss severity estimates, taking into account loan credit characteristics (loan-to-value, state, origination date, property type, occupancy loan purpose, documentation type, debt-to-income ratio, and other) to provide an estimate of default and loss severity. Refer to Note 1 and Note 4 to the Corporation’s audited financial statements for the year ended December 31, 2012 included in item 8 of this form 10-K for additional information about assumptions used in the valuation of private label MBS.

Derivative instruments

The fair value of most of the Corporation’s derivative instruments is based on observable market parameters and takes into consideration the credit risk component of paying counterparties when appropriate, except when collateral is pledged. That is, on interest rate swaps, the credit risk of both counterparties is included in the valuation; and, on options and caps, only the seller’s credit risk is considered. The derivative instruments, namely swaps and caps, were valued using a discounted cash flow approach using the related U.S. LIBOR and swap rate for each cash flow. Derivatives include interest rate swaps used for protection against rising interest rates. For these interest rate swaps, a credit component was not considered in the valuation since the Corporation has fully collateralized with investment securities any mark to market loss with the counterparty and, if there were market gains, the counterparty had to deliver collateral to the Corporation.

Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments in 2012 was immaterial.

Term notes payable

The fair value of term notes is determined using a discounted cash flow analysis over the full term of the borrowings. The model assumes that the embedded options are exercised economically. The discount rates used in the valuations consider 3-month LIBOR forward curves and the credit spread at every cash flow. During the second quarter of 2012, the Corporation prepaid medium-term notes with a principal balance of $15.4 million that carried a rate of 6.00%. These notes were carried at fair value and changes in value were recorded as part of interest expense. As a result of the prepayment of the notes, a marked-to-market loss of $0.5 million was reversed resulting in a reduction in interest expense for 2012.

Income Recognition on Loans

Loans that we have the ability and intent to hold for the foreseeable future are classified as held for investment. The substantial majority of the Corporation’s loans are classified as held for investment. Loans are stated at the principal outstanding balance, net of unearned interest, cumulative charge-offs, unamortized deferred origination fees and costs, and unamortized premiums and discounts. Fees collected and costs incurred in the origination of new loans are deferred and amortized using the interest method or a method that approximates the interest method over the term of the loan as an adjustment to interest yield. Unearned interest on certain personal, auto loans, and finance leases and discounts and premiums are recognized as income under a method that approximates the interest method. When a loan is paid off or sold, any unamortized net deferred fee (cost) is credited (charged) to income. Credit card loans are reported at their outstanding unpaid principal balance plus uncollected billed interest and fees net of amounts deemed uncollectible. PCI loans are reported net of any remaining purchase accounting adjustments. See the “Loans acquired” section below for the accounting policy for PCI loans.

Non-Performing and Past-Due Loans—Loans on which the recognition of interest income has been discontinued are designated as non-performing. Loans are classified as non-performing when interest and principal have not been received for a period of 90 days or more, with the exception of residential mortgages loans guaranteed by the Federal Housing Administration (the “FHA”) or the Veterans Administration (the “VA”) and credit cards. It is the Corporation’s policy to report delinquent mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. The Corporation discontinues the recognition of income for FHA/VA loans when such loans are over 18 months delinquent. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), the Corporation’s policy is generally to exempt credit card loans from being classified as nonperforming as these loans are generally charged off in the period in which the account becomes 180 days past due. Loans generally may be placed on non-performing status prior to when required by the policies describe above when there are doubts about the potential to collect all of the principal based on collateral deficiencies or, in other situations, when collection of all of the principal or interest is not expected due to deterioration in the financial condition of the borrower. When a loan is placed on non-performing status, any accrued but uncollected interest income is reversed and charged against interest income. In the case of credit card loans, the Corporation generally continues to accrue interest and fees on delinquent loans until the loans are charged-off. When the Corporation does not expect full payment of billed finance charges and fees, it reduces the balance of the credit card account by the estimated uncollectible portion of any billed finance charges and fees and excludes this amount from revenue. Interest income on non-performing loans is recognized only to the extent it is received in cash. However, when there is doubt regarding the ultimate collectibility of loan principal, all cash thereafter received is applied to reduce the carrying value of such loans (i.e., the cost recovery method). Generally, the Corporation returns a loan to accrual status when all delinquent interest and principal becomes current under the terms of the loan agreement or when the loan is well-secured and in process of collection and collectibility of the remaining interest and principal is no longer doubtful. Loans that are past due 30 days or more as to principal or interest are considered delinquent, with the exception of residential mortgage, commercial mortgage, and construction loans that are considered past due when the borrower is in arrears two or more monthly payments.

Impaired Loans—A loan is considered impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the loan agreement. Loans with insignificant delays or insignificant short falls in the amounts of payments expected to be collected are not considered to be impaired. The Corporation measures impairment individually for those loans in the construction, commercial mortgage, and commercial and industrial portfolios with a principal balance of $1 million or more, including loans for which a charge-off has been recorded based upon the fair value of the underlying collateral and loans that have been modified in a TDR. The Corporation also evaluates for impairment purposes certain residential mortgage loans and home equity lines of credit with high delinquency and loan-to-value levels. Generally, consumer loans are not individually evaluated on a regular basis for impairment except for impaired marine financing loans over $1 million, home equity lines with high delinquency and loan-to-value levels and TDRs. Held-for-sale loans are not reported as impaired, as these loans are recorded at the lower of cost or fair value.

In connection with commercial restructurings, the decision to maintain a loan that has been restructured on accrual status is based on a current, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment under the modified terms. This evaluation includes consideration of the borrower’s current capacity to pay, which among other things may include a review of the borrower’s current financial statements, an analysis of global cash flow sufficient to pay all debt obligations, and an evaluation of secondary sources of payment from the client and any guarantors. This evaluation also includes an evaluation of the borrower’s current willingness to pay, which may include a review of past payment history, an evaluation of the borrower’s willingness to provide information on a timely basis, and consideration of offers from the borrower to provide additional collateral or guarantor support. The credit evaluation also reflects consideration of the borrower’s future capacity and willingness to pay, which may include evaluation of cash flow projections, consideration of the adequacy of collateral to cover all principal and interest and trends indicating improving profitability and collectibility of receivables.

The evaluation of mortgage and consumer loans for restructurings includes an evaluation of the client’s disposable income and credit report, the value of the property, the loan to value relationship, and certain other client-specific factors that have impacted the borrower’s ability to make timely principal and interest payments on the loan. In connection with retail restructurings, a nonperforming loan will be returned to accrual status when current as to principal and interest and upon sustained historical repayment performance.

A restructuring of a loan constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. TDRs typically result from the Corporation’s loss mitigation activities and residential mortgage loans modified in accordance with guidelines similar to those of the government’s Home Affordable Mortgage Program, and could include rate reductions, principal forgiveness, forbearance, refinancing of any past-due amounts, including interest, escrow, and late charges and fees, extensions of maturities, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral.

TDRs are classified as either accrual or nonaccrual loans. A loan on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure generally for a minimum of six months and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are evaluated in assessing whether the borrower can meet the new terms and may result in the loans being returned to accrual at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan.

The Corporation removes loans from TDR classification, consistent with authoritative guidance that allows for a TDR to be removed from this classification in years following the modification only when the following two circumstances are met:

(i)	The loan is in compliance with the terms of the restructuring agreement and, therefore, is not considered impaired under the revised terms; and

(ii)	The loan yields a market interest rate at the time of the restructuring. In other words, the loan was restructured with an interest rate equal to or greater than what the Corporation would have been willing to accept at the time of the restructuring for a new loan with comparable risk.

If both of the conditions are met, the loan can be removed from the TDR classification in calendar years after the year in which the restructuring took place. However, the loan continues to be individually evaluated for impairment. A sustained performance period, generally six months, is required prior to removal from TDR classification.

With respect to loan splits, generally, Note A of a loan split is restructured under market terms, and Note B is fully charged off. If Note A is in compliance with the restructured terms in years following the restructuring, Note A will be removed from the TDR classification.

Interest income on impaired loans is recognized based on the Corporation’s policy for recognizing interest on accrual and non-accrual loans.

Loans Acquired

All purchased loans are recorded at fair value at the date of acquisition. Loans acquired with evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Corporation will not collect all contractually required principal and interest payments are considered PCI loans. In connection with the acquisition of an approximate $406 million portfolio of FirstBank-branded credit card loans from FIA Card Services, we concluded that a portion of such loans were PCI loans. In accounting for PCI loans, the difference between contractually required payments and the cash flows expected to be collected at acquisition, is referred to as the nonaccretable difference. The nonaccretable difference, which is neither accreted into income nor recorded on the consolidated statement of financial condition, reflects estimated future credit losses expected to be incurred over the life of the loans. The excess of cash flows expected to be collected over the estimated fair value of PCI loans is referred to as the accretable yield. This amount is not recorded on the statement of financial condition, but is accreted into interest income over the remaining life of the loans, using the effective-yield method.

Subsequent to acquisition, the Corporation completes quarterly evaluations of expected cash flows. Decreases in expected cash flows attributable to credit will generally result in an impairment charge to the provision for loan and lease losses and the establishment of an allowance for loan and lease losses. Increases in expected cash flows will generally result in a reduction in any allowance for loan and lease losses established subsequent to acquisition and an increase in the accretable yield. The adjusted accretable yield is recognized in interest income over the remaining life of the loans.

Because the initial fair value of PCI loans recorded at acquisition includes an estimate of credit losses expected to be realized over the remaining lives of the loans, the Corporation separately tracks and reports PCI loans and excludes these loans from its delinquency and non-performing loan statistics.

For acquired loans that are not deemed impaired at acquisition, subsequent to acquisition the Corporation recognizes the difference between the initial fair value at acquisition and the undiscounted expected cash flows in interest income over the period in which substantially all of the inherent losses associated with the non-PCI loans at the acquisition date were estimated to occur.

Equity method for investments in unconsolidated entities

In connection with a sale of loans with a book value of $269.3 million to CPG/GS PR NPL, LLC completed on February 16, 2011, the Bank received a 35% subordinated interest in CPG/GS. The Corporation accounted for its investments in CPG/GS under the equity method and included the investment as part of investment in unconsolidated entities in the consolidated statements of financial condition. When applying the equity method, the Corporation follows the Hypothetical Liquidation Book Value (“HLBV”) method to determine its share in earnings or losses of the unconsolidated entity. Under the HLBV method, the Corporation determines its share in earnings or losses by determining the difference between its “claim on the entity’s book value” at the end of the period as compared to the beginning of the period. This claim is calculated as the amount the Corporation would receive if the entity were to liquidate all of its assets at recorded amounts determined in accordance with GAAP and distribute the resulting cash to the investors.

Recent Accounting Pronouncements

The FASB has issued the following accounting pronouncements and guidance relevant to the Corporation’s operations:

In April 2011, the FASB updated the Accounting Standards Codification (the “Codification”) to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this Update remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The Board concluded that this criterion is not a determining factor of effective control. Consequently, the amendments in this Update also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. Eliminating the transferor’s ability criterion and related implementation guidance from an entity’s assessment of effective control should improve the accounting for repurchase agreements and other similar transactions. The amendments in this Update were effective for the first interim or annual period beginning on or after December 15, 2011, and were required to be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption was not permitted. The Corporation adopted this guidance with no impact on the financial statements.

In May 2011, the FASB updated the Codification to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this Update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements and result in common fair value measurement and disclosure requirements in GAAP and IFRS. The amendments in this Update were to be applied prospectively and were effective during interim and annual periods beginning after December 15, 2011. Early application was not permitted. The Corporation adopted this guidance in 2012. The adoption of this guidance did not result in any changes to the fair value of the Corporation’s assets or liabilities carried at fair value and thus, had no effect on the Corporation’s consolidated financial position or results of operations.

In June 2011, the FASB updated the Codification to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in OCI. Under the amendments, an entity has the option to present the total OCI either in a single continuous statement or in two separate but consecutive statements and eliminates the option to present the components of OCI as part of the statement of changes in stockholders’ equity. Additionally, this Update requires consecutive presentation of the statement of net income and OCI and requires an entity to present reclassification adjustments on the face of the financial statements from OCI to net income. The amendments in this Update were to be applied retrospectively and were effective for fiscal years beginning after December 15, 2011. Early adoption was permitted. The amendments did not require any transition disclosures. Beginning with the financial statements for the quarter and six-month period ended June 30, 2011, the Corporation has been following the guidance of consecutive presentation of the statement of net income and OCI. The adoption had no effect on the Corporation’s financial condition or results of operation since it impacts presentation only.

In September 2011, the FASB updated the Codification to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments in this Update were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period had not yet been issued. The Corporation adopted this guidance as part of its annual goodwill impairment evaluation conducted in the fourth quarter of 2012 and bypassed the qualitative assessment for this period, proceeding directly to the first step of the impairment test. The adoption of this guidance did not have an impact on the Corporation’s financial condition or results of operations.

In December 2011, the FASB updated the Codification to clarify the guidance on the derecognition of in substance real estate in order to resolve the diversity in practice when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of a default on the subsidiary’s nonrecourse debt. Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. That is, even if the reporting entity ceases to have a controlling financial interest, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. The Corporation adopted this guidance in 2012 with no impact on the consolidated financial statements.

In December 2011, the FASB updated the Codification to enhance and provide converged disclosures about financial and derivative instruments that are either offset on the balance sheet, or are subject to an enforceable master netting arrangement (or other similar arrangement). Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB updated the Codification to clarify the scope of the disclosure to include only derivatives, including bifurcated embedded derivatives, repurchase agreements, and reverse repurchase agreements, and securities lending that are either offset or subject to an enforceable master netting arrangement for similar agreement. The amendments in this Update are effective for interim and annual periods beginning on or after January 1, 2013. The Corporation is currently evaluating the impact of the adoption of this guidance, if any, on its financial statements.

In February 2013, The FASB updated the Codification to improve the reporting of reclassifications out of accumulated OCI. The amendments in this Update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated OCI on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated OCI is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. The amendments in this Update are effective prospectively for reporting periods beginning after December 31, 2012. Early adoption is permitted. The adoption of this guidance will not have an effect on the Corporation’s financial condition or results of operations since it impacts presentation only.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the excess of interest earned by First BanCorp. on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp.’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the year ended December 31, 2012 was $461.7 million, compared to $393.5 million and $461.7 million for 2011 and 2010, respectively. On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments and unrealized gains and losses on liabilities measured at fair value, net interest income for the year ended December 31, 2012 was $466.6 million compared to $406.0 million and $489.8 million for 2011 and 2010, respectively.

The following tables include a detailed analysis of net interest income. Part I presents average volumes and rates on an adjusted tax-equivalent basis and Part II presents, also on an adjusted tax-equivalent basis, the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Corporation’s net interest income. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in volume multiplied by prior period rates) and (ii) changes in rate (changes in rate multiplied by prior period volumes). Rate-volume variances (changes in rate multiplied by changes in volume) have been allocated to the changes in volume and rate based upon their respective percentage of the combined totals.

The net interest income is computed on an adjusted tax-equivalent basis and excluding: (1) the change in the fair value of derivative instruments, and (2) unrealized gains or losses on liabilities measured at fair value. For the definition and reconciliation of this non-GAAP measure, refer to discussions below.

Part I

	Average volume			Interest income (1) / expense			Average rate (1)
Year Ended December 31,	2012	2011	2010	2012	2011	2010	2012	2011	2010
	(Dollars in thousands)
Interest-earning assets:
Money market and other short- term investments	$640,644	$567,548	$778,412	$1,827	$1,556	$2,049	0.29%	0.27%	0.26%
Government obligations (2)	555,364	1,350,505	1,368,368	9,839	20,992	32,466	1.77%	1.55%	2.37%
Mortgage-backed securities	1,182,142	1,181,183	2,658,279	37,090	44,140	121,587	3.14%	3.74%	4.57%
Corporate bonds	1,204	2,000	2,000	76	116	116	6.31%	5.80%	5.80%
FHLB stock	35,035	43,676	65,297	1,427	1,885	2,894	4.07%	4.32%	4.43%
Equity securities	1,377	1,377	1,481	6	1	15	0.44%	0.07%	1.01%

Total investments (3)	2,415,766	3,146,289	4,873,837	50,265	68,690	159,127	2.08%	2.18%	3.26%

Residential mortgage loans	2,800,647	2,944,367	3,488,037	150,854	165,502	207,700	5.39%	5.62%	5.95%
Construction loans	388,404	616,980	1,315,794	10,357	17,026	33,329	2.67%	2.76%	2.53%
C&I and commercial mortgage loans	5,277,593	5,849,444	6,190,959	214,510	237,410	262,940	4.06%	4.06%	4.25%
Finance leases	239,699	263,403	299,869	20,887	21,879	24,416	8.71%	8.31%	8.14%
Consumer loans	1,561,085	1,357,381	1,506,448	196,293	157,451	174,846	12.57%	11.60%	11.61%

Total loans (4) (5)	10,267,428	11,031,575	12,801,107	592,901	599,268	703,231	5.77%	5.43%	5.49%

Total interest-earning assets	$12,683,194	$14,177,864	$17,674,944	$643,166	$667,958	$862,358	5.07%	4.71%	4.88%

Interest-bearing liabilities:
Interest-bearing checking accounts	$1,092,640	$1,014,280	$1,057,558	$9,421	$13,760	$19,060	0.86%	1.36%	1.80%
Savings accounts	2,258,001	2,032,665	1,967,338	17,382	20,530	24,238	0.77%	1.01%	1.23%
Certificates of deposit	2,215,599	2,260,106	1,909,406	34,602	45,960	44,788	1.56%	2.03%	2.35%
Brokered CDs	3,488,312	5,134,699	7,002,343	66,854	111,477	160,628	1.92%	2.17%	2.29%

Interest-bearing deposits	9,054,552	10,441,750	11,936,645	128,259	191,727	248,714	1.42%	1.84%	2.08%
Loans payable	—	—	299,589	—	—	3,442	0.00%	0.00%	1.15%
Other borrowed funds	1,171,615	1,459,476	2,436,091	36,162	53,873	91,386	3.09%	3.69%	3.75%
FHLB advances	404,033	467,522	888,298	12,142	16,336	29,037	3.01%	3.49%	3.27%

Total interest-bearing liabilities (6)	$10,630,200	$12,368,748	$15,560,623	$176,563	$261,936	$372,579	1.66%	2.12%	2.39%

Net interest income				$466,603	$406,022	$489,779

Interest rate spread							3.41%	2.59%	2.49%
Net interest margin							3.68%	2.86%	2.77%

(1)	On an adjusted tax-equivalent basis. The adjusted tax-equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less the Puerto Rico statutory tax rate (30.0% for 2012; 30% for the Corporation’s subsidiaries other than IBEs and 25% for the Corporation’s IBEs in 2011; 40.95% for the Corporation’s subsidiaries other than IBEs and 35.95% for the Corporation’s IBEs in 2010) and adding to it the cost of interest-bearing liabilities. The tax-equivalent adjustment recognizes the income tax savings when comparing taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread and net interest margin on a fully tax-equivalent basis. Therefore, management believes these measures provide useful information to investors by allowing them to make peer comparisons. Changes in the fair value of derivatives and unrealized gains or losses on liabilities measured at fair value are excluded from interest income and interest expense because the changes in valuation do not affect interest paid or received.
(2)	Government obligations include debt issued by government-sponsored agencies.
(3)	Unrealized gains and losses on available-for-sale securities are excluded from the average volumes.
(4)	Average loan balances include the average of non-performing loans.
(5)	Interest income on loans includes $12.7 million, $9.8 million and $10.7 million for 2012, 2011 and 2010, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.
(6)	Unrealized gains and losses on liabilities measured at fair value are excluded from the average volumes.

Part II

	2012 Compared to 2011 Increase (decrease) Due to:			2011 Compared to 2010 Increase (decrease) Due to:
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income on interest-earning assets:
Money market and other short-term investments	207	64	271	(560)	67	(493)
Government obligations	(13,223)	2,070	(11,153)	(417)	(11,057)	(11,474)
Mortgage-backed securities	33	(7,083)	(7,050)	(58,369)	(19,078)	(77,447)
Corporate bonds	(48)	8	(40)	—	—	—
FHLB stock	(362)	(96)	(458)	(939)	(70)	(1,009)
Equity securities	—	5	5	(1)	(13)	(14)

Total investments	(13,393)	(5,032)	(18,425)	(60,286)	(30,151)	(90,437)

Residential mortgage loans	(7,897)	(6,751)	(14,648)	(31,123)	(11,075)	(42,198)
Construction loans	(6,113)	(556)	(6,669)	(18,505)	2,202	(16,303)
C&I and commercial mortgage loans	(23,226)	326	(22,900)	(14,102)	(11,428)	(25,530)
Finance leases	(2,017)	1,025	(992)	(3,008)	471	(2,537)
Consumer loans	24,902	13,940	38,842	(17,245)	(150)	(17,395)

Total loans	(14,351)	7,984	(6,367)	(83,983)	(19,980)	(103,963)

Total interest income	(27,744)	2,952	(24,792)	(144,269)	(50,131)	(194,400)

Interest expense on interest-bearing liabilities:
Brokered CDs	(32,675)	(11,948)	(44,623)	(41,080)	(8,071)	(49,151)
Other interest-bearing deposits	3,389	(22,234)	(18,845)	7,714	(15,550)	(7,836)
Loans payable	—	—	—	(3,442)	—	(3,442)
Other borrowed funds	(9,675)	(8,036)	(17,711)	(36,073)	(1,440)	(37,513)
FHLB advances	(2,066)	(2,128)	(4,194)	(14,207)	1,506	(12,701)

Total interest expense	(41,027)	(44,346)	(85,373)	(87,088)	(23,555)	(110,643)

Change in net interest income	$13,283	$47,298	$60,581	$(57,181)	$(26,576)	$(83,757)

Portions of the Corporation’s interest-earning assets, mostly investments in obligations of some U.S. government agencies and sponsored entities, generate interest which is exempt from income tax, principally in Puerto Rico. Also, interest and gains on sales of investments held by the Corporation’s IBEs are tax-exempt under the Puerto Rico tax law, except for a temporary 5% tax rate imposed by the Puerto Rico Government on IBEs’ net income effective for years that commenced after December 31, 2008 and before January 1, 2012 (refer to the Income Taxes discussion below for additional information). To facilitate the comparison of all interest data related to these assets, the interest income has been converted to an adjusted taxable equivalent basis. The tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less the Puerto Rico statutory tax rate as adjusted for changes to enacted tax rates (30.0% for 2012) and adding to it the average cost of interest-bearing liabilities. The computation considers the interest expense disallowance required by Puerto Rico tax law. Refer to the “Income Taxes” discussion below for additional information on the Puerto Rico tax law.

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

The following table reconciles net interest income in accordance with GAAP to net interest income, excluding valuations, and net interest income on a tax-equivalent basis. The table also reconciles net interest spread and net interest margin on a GAAP basis to these items excluding valuations and on a tax-equivalent basis:

	Year Ended December 31,
	2012	2011	2010
Net Interest Income (in thousands)
Interest income—GAAP	$637,777	$659,615	$832,686
Unrealized (gain) loss on derivative instruments	(901)	1,548	1,266

Interest income excluding valuations	636,876	661,163	833,952
Tax-equivalent adjustment	6,290	6,795	28,406

Interest income on a tax-equivalent basis excluding valuations	643,166	667,958	862,358
Interest expense—GAAP	176,072	266,103	371,011
Unrealized gain (loss) on derivative instruments and liabilities measured at fair value	491	(4,167)	1,568

Interest expense excluding valuations	176,563	261,936	372,579

Net interest income—GAAP	$461,705	$393,512	$461,675

Net interest income excluding valuations	$460,313	$399,227	$461,373

Net interest income on a tax-equivalent basis excluding valuations	$466,603	$406,022	$489,779

Average Balances
Loans and leases	$10,267,428	$11,031,575	$12,801,107
Total securities and other short-term investments	2,415,766	3,146,289	4,873,837

Average interest-earning assets	$12,683,194	$14,177,864	$17,674,944

Average interest-bearing liabilities	$10,630,200	$12,368,748	$15,560,623

Average Yield/Rate
Average yield on interest-earning assets—GAAP	5.03%	4.65%	4.71%
Average rate on interest-bearing liabilities—GAAP	1.66%	2.15%	2.38%

Net interest spread—GAAP	3.37%	2.50%	2.33%

Net interest margin—GAAP	3.64%	2.78%	2.61%

Average yield on interest-earning assets excluding valuations	5.02%	4.66%	4.72%
Average rate on interest-bearing liabilities excluding valuations	1.66%	2.12%	2.39%

Net interest spread excluding valuations	3.36%	2.54%	2.33%

Net interest margin excluding valuations	3.63%	2.82%	2.61%

Average yield on interest-earning assets on a tax-equivalent basis and excluding valuations	5.07%	4.71%	4.88%
Average rate on interest-bearing liabilities excluding valuations	1.66%	2.12%	2.39%

Net interest spread on a tax-equivalent basis and excluding valuations	3.41%	2.59%	2.49%

Net interest margin on a tax-equivalent basis and excluding valuations	3.68%	2.86%	2.77%

The following table summarizes the components of the changes in fair values of interest rate swaps and interest rate caps, which are included in interest income:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Unrealized gain (loss) on derivatives (economic undesignated hedges):
Interest rate caps	$—	$—	$(1,174)
Interest rate swaps on loans	901	(1,548)	(92)

Net unrealized gain (loss) on derivatives (economic undesignated hedges)	$901	$(1,548)	$(1,266)

The following table summarizes the components of the net unrealized gain and loss on derivatives (economic undesignated hedges) and net unrealized gain and loss on liabilities measured at fair value, which are included in interest expense:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Unrealized (gain) loss on derivatives (economic undesignated hedges):
Interest rate swaps on brokered CDs and options on stock index options	$—	$—	$2
Interest rate swaps and other derivatives on medium-term notes	—	45	(51)

Net unrealized (gain) loss on derivatives (economic undesignated hedges)	—	45	(49)

Unrealized (gain) loss on liabilities measured at fair value:
Unrealized (gain) loss on medium-term notes	(491)	4,122	(1,519)

Net unrealized (gain) loss on liabilities measured at fair value:	(491)	4,122	(1,519)

Net unrealized (gain) loss on derivatives (economic undesignated hedges) and liabilities measured at fair value	$(491)	$4,167	$(1,568)

Interest income on interest-earning assets primarily represents interest earned on loans receivable and investment securities.

Interest expense on interest-bearing liabilities primarily represents interest paid on brokered CDs, branch-based deposits, repurchase agreements, advances from the FHLB and FED and notes payable.

Unrealized gains or losses on derivatives represent changes in the fair value of derivatives, primarily interest rate swaps and caps used for protection against rising interest rates.

Unrealized gains or losses on liabilities measured at fair value represent the change in the fair value of medium-term notes elected to be measured at fair value, other than the accrual of interests.

Derivative instruments, such as interest rate swaps, are subject to market risk. While the Corporation does have certain trading derivatives to facilitate customer transactions, the Corporation does not utilize derivative instruments for speculative purposes. As of December 31, 2012, most of the interest rate swaps outstanding are used for protection against rising interest rates. Refer to Note 31 of the Corporation’s audited financial statements for the year ended December 31, 2012 included in Item 8 of this Form 10-K for further details concerning the notional amounts of derivative instruments and additional information. As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on net interest income. This will depend, for the most part, on the shape of the yield curve, the level of interest rates, and the expectations for rates in the future.

2012 compared to 2011

Net interest income increased 17% to $461.7 million for 2012 from $393.5 million in 2011. The increase was primarily driven by a reduction in the average cost of funds and interest income contributed by the recently acquired credit cards portfolio.

The net interest margin excluding valuations for 2012, improved by 81 basis points compared to 2011. The improvement in the net interest margin excluding valuations was mainly derived from improved deposit pricing, an improved deposit mix, renewals of maturing brokered CDs at lower current rates, and funding cost reductions resulting from the re-structuring of repurchase agreements and maturities of high cost borrowings. The Corporation reduced the average cost of funds by lowering rates paid on certain savings, interest-bearing checking accounts and retail CDs. The average rate on nonbrokered deposits declined by 41 basis points during 2012, driving the reduction of approximately $18.8 million in interest expense, while the average balance of nonbrokered deposits increased by $259.2 million. The Corporation continued to reduce brokered CDs, which decreased by $1.6 billion in average balance. The average cost of brokered CDs decreased by 25 basis points during 2012 as compared to 2011. During 2012, the Corporation repaid approximately $2.6 billion of maturing brokered CDs with an all-in cost of 1.98% and new issuances amounted to $2.3 billion with an all-in cost of 0.92%. The Corporation’s strategic focus remains to grow nonbrokered deposits and improve the overall funding mix. Also, the Corporation benefited from the restructuring of $900 million of repurchase agreements during the second half of 2011 and first quarter of 2012, which resulted in a reduction of $7.7 million in interest expense compared to 2011. Further reductions in interest expense were achieved as the Corporation repaid some high-cost borrowings such as $100 million of repurchase agreements and $21 million of medium-term notes in 2012. Finally, improvements in the cost of funds were also attributable to approximately $159 million of FHLB advances with an average cost of 3.16% that matured in 2012. The Corporation entered into $300 million of long-term FHLB advances during the third quarter of 2012 with an average cost of 1.11%.

Also contributing to the improvement in net interest income and margin was additional interest income of $41.9 million recorded in 2012 from the credit card portfolio purchased in late May 2012, including $6.6 million related to the discount accretion recorded as an adjustment to the yield of the purchased portfolio. The interest income from credit cards was the main driver for the 36 basis points increase in the yield of total earning assets. This purchase increased the average volume of consumer loans by approximately $214.3 million in 2012, as compared to 2011. Partially offsetting these increases was a decline in the volume of interest-earning assets reflecting the execution in 2011 of deleveraging strategies, including sales of loans and securities, and significant repayments of commercial credit facilities and maturities and calls of investment securities. Average interest-earning assets decreased by $1.5 billion, reflecting a $764.1 million reduction in average total loans and leases and a $730.5 million reduction in average investment securities. The decrease in average loans was driven by significant repayments of commercial credit facilities, foreclosures, charge-offs and the full impact of sales executed in 2011 as part of the Corporation’s capital plan in order to preserve capital. The decrease in the average volume of investment securities mainly relates to maturities of Treasury and agency debt securities and Puerto Rico government obligations called before their contractual maturities as well as the full impact of sales completed in 2011. Proceeds from sales, repayments and calls of loans and securities have been used, in part, to reduce maturing brokered CDs, repurchase agreements, advances from the FHLB and notes payable. Higher cash balances put pressure on the net interest margin. The average cash balances, at an average rate of 0.29%, were higher by approximately $73.1 million compared to 2011 due to heightened regulatory liquidity expectations for the industry and a challenging interest rate environment.

On an adjusted tax-equivalent basis and excluding valuations, net interest income increased by $60.6 million, or 14%, for 2012 compared to 2011 mainly due to reductions in the overall cost of funding and the contribution of the recently acquired credit card portfolio, as discussed above. The tax-equivalent adjustment decreased by $0.5 million for 2012 compared to 2011. The tax-equivalent adjustment increases interest income on tax-exempt securities and loans by an amount which makes tax-exempt income comparable, on a pre-tax basis, to the Corporation’s taxable income as previously stated.

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

Average interest-earning assets decreased by $3.5 billion when compared to 2010, reflecting a $1.8 billion reduction in average total loans and leases and a $1.7 billion reduction in average investment securities. The decrease in average loans was driven by loan sales, including $518 million of performing residential mortgage loans sold during the first half of 2011, and the aforementioned sale of loans with a principal balance of $510.2 million (mainly adversely classified construction and commercial loans) to CPG/GS. Both sales were key elements of the Corporation’s Capital Plan submitted to regulators. Approximately 45% of the loans sold to CPG/GS were in accrual status in 2010. Charge-offs, repayments of commercial credit facilities, foreclosures and the full effect of sales of non-performing loans executed in the latter part of 2010 also contributed to the decrease in the average loan portfolio. High levels of non-performing loans also contributed to the decrease in net interest income.

The decrease in average investment securities was primarily related to sales and prepayments of U.S. agency MBS as well as U.S. agency debt securities called prior to maturity. Consistent with the Capital Plan deleveraging strategies, the Corporation sold early in 2011 approximately $640 million of U.S. agency MBS that carried an average yield of 4.96% in order to improve the Corporation’s capital position. In 2011, approximately $303 million of investment securities, mainly U.S. agency debt securities, were called prior to their stated maturities. Proceeds from sales, repayments and calls of loans and securities have been used to reduce maturing brokered CDs and advances from FHLB.

In addition, as part of the Corporation’s balance sheet repositioning strategies, the Corporation sold in 2011 low-yielding investment securities, including $105 million of U.S. agency floating rate collateralized mortgage obligations (“CMOs”) (average yield of 0.95%) and $500 million of 2-5 Years Treasury notes (average yield of 1.40%). The proceeds from these sales were used, in part, to prepay $400 million of repurchase agreements that carried an average rate of 2.74% and $100 million of advances from the FHLB that carried an average rate of 1.62%, thus, contributing to the improvement in the net interest margin. The prepayment penalties of $10.8 million on the early termination of borrowings were offset with gains of $11.0 million from the sale of low-yielding investment securities.

The decrease in net interest income includes a $6.0 million variance attributable to unrealized losses on derivative instruments and financial liabilities measured at fair value, mainly related to the fair value of medium-term notes resulting from significant reductions in market interest rates, as well as the expectation for a sustained low interest rate environment. The reduction in rates is reflected in the discount factors of the instruments’ projected cash flows.

Partially offsetting the decrease in average-earning assets was an improvement of 21 basis points in the net interest margin, excluding valuations, driven by a reduction in the average cost of funding, an improved deposit mix and the utilization of excess liquidity to pay down maturing borrowings. The Corporation achieved improvements in the mix of funding sources with a reduction in brokered CDs, while increasing core deposits at lower rates. Rates paid on interest-bearing core deposit accounts were lower than in 2010 and were lower than the average rate on matured brokered CDs. The average volume of brokered CDs decreased by $1.9 billion during 2011, while the average balance of non-brokered deposits increased by $372.7 million. During 2011, the Corporation repaid approximately $3.2 billion of brokered CDs with an average cost of 1.87% and renewed $674 million with an average cost of 1.10%. In addition, the Corporation benefited from the restructuring of $700 million of repurchase agreements that resulted in a decrease of $2.9 million of interest expense, as compared to 2010, and from the aforementioned early cancellation of $400 million of repurchase agreements matched with the sale of low yielding investment securities.

On an adjusted tax-equivalent basis and excluding valuations, net interest income decreased by $83.8 million, or 17%, for 2011 compared to 2010. The decrease for 2011 includes a decrease of $21.6 million, compared to 2010, in the tax-equivalent adjustment. The tax-equivalent adjustment increases interest income on tax-exempt securities and loans by an amount, which makes tax-exempt income comparable, on a pretax basis, to the Corporation’s taxable income as previously stated. The decrease in the tax-equivalent adjustment was mainly related to decreases in the interest rate spread on tax-exempt assets and lower yields on U.S. agency securities and MBS held by IBEs.

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

During 2012, the Corporation recorded a provision for loan and lease losses of $120.5 million, compared to $236.3 million in 2011 and $634.6 million in 2010.

2012 compared to 2011

The provision for loan and lease losses for 2012 of $120.5 million decreased by $115.9 million, or 49%, compared to the provision recorded for 2011. The decline in the provision for 2012, compared to 2011, was reflected in all major loan categories, except for consumer loans, and resulted from reduced charges to specific reserves for impaired loans driven by a lower migration of loans to non-performing and/or adversely classified categories commensurate with lower loss rates due to improvements in charge-offs trends and the overall reduction in the size of the portfolio. The allowance coverage for the non-impaired portfolio (general reserve) is determined using a methodology that incorporates loss rates and risk rating by loan category. Historical loss rates, adjusted for current risk factors, continued to improve as lower recent charge-off activity has replaced higher levels rolled out of the 24-month look back period used when evaluating the general reserve determination. The provision for loan and lease losses in 2012 was $58.5 million lower than net charge-offs, reflecting a slow but steady improvement in credit quality.

In terms of geography and categories, in Puerto Rico, the Corporation recorded a provision of $112.4 million compared to $170.1 million in 2011. The decrease primarily reflects declines of $35.7 million and $34.8 million in the provision for commercial mortgage and C&I loans, respectively. This decrease was mainly due to a lower migration of loans to adversely classified or impaired categories, which resulted in lower charges to specific reserves, improved charge-off trends and the overall reduction in the size of these portfolios. Also, more stable collateral values resulted in lower charges to the specific reserves for collateral dependent impaired loans. A loan loss reserve release of $3.1 million for construction loans was recorded in 2012, compared to a provision of $1.8 million in 2011, driven by lower charge-off activity and a lower migration of loans to non-performing and/or impaired status. Partially offsetting these decreases in charges was an increase of $15.0 million in the provision for consumer loans, mainly related to the non-PCI credit card portfolio acquired from FIA in 2012, and an increase of $2.8 million in the provision for residential mortgage loans, mainly due to adjustments that are reflective of current market conditions, including assumptions regarding loss severities that, among other things, considered current strategies in the disposition of foreclosed properties.

With respect to the portfolio in the U.S., the Corporation recorded a reserve release of $9.1 million in 2012 compared to a provision of $28.2 million in 2011. The decrease was mainly related to a reserve release of $6.7 million for commercial mortgage loans, compared to a provision of $12.8 million in 2011. This reduction was driven by improved charge-off trends, the reduction in the amount of adversely classified loans and more stable collateral values. The provision for residential mortgage loans decreased by $13.1 million, compared to 2011, due to reductions in net charge-offs, improved delinquency trends and a stabilization in the expectation of loss severities for this portfolio.

The Virgin Islands region recorded a decrease of $20.9 million in the provision for loan and lease losses compared to 2011 mainly related to a decrease of $22.2 million in the provision for construction loans. The decrease was primarily related to the provision charged in 2011 to a commercial construction loan relationship placed in non-accrual status early in 2011.

Refer to the discussions under “Credit Risk Management” below for an analysis of the allowance for loan and lease losses, non-performing assets, impaired loans and related information, and refer to the discussions under “Financial Condition and Operating Analysis—Loan Portfolio” and under “Risk Management—Credit Risk Management” below for additional information concerning the Corporation’s loan portfolio exposure in the geographic areas where the Corporation does business.

2011 compared to 2010

The provision for loan and lease losses for 2011 of $236.3 million decreased by $398.3 million, or 63%, compared to the provision recorded for 2010. The provision for 2010 includes a charge of $102.9 million associated with loans transferred to held for sale in anticipation of the aforementioned strategic sale of loans to CPG/GS. Excluding the provision related to loans transferred to held for sale, the provision decreased by $295.3 million in 2011, as compared to 2010, mainly related to lower charges to specific reserves on a reduced level of non-performing and adversely classified loans, and declines in charges to general reserves due to reductions in historical loss rates, driven by lower net charge-offs, and the overall decrease in the loan portfolio size. The provision for all major loan categories, except for C&I loans, decreased during 2011 and was $59.1 million less than total net charge-offs reflecting the adequacy of previously established reserves.

In terms of geography and categories, in Puerto Rico, the Corporation recorded a provision of $170.1 million in 2011, compared to $488.0 million in 2010. The provision for construction loans in Puerto Rico decreased by $210.7 million in 2011, as compared to 2010, driven by reductions in non-performing and adversely classified loans reflected in lower charges to specific reserves. Also, the provision for construction loans in Puerto Rico in 2010 includes $83.0 million associated with loans transferred to held for sale. The provision for residential mortgage loans in Puerto Rico decreased by $43.6 million mainly due to improvements in delinquency and charge-offs trends, while the provision for consumer and finance leases decreased by $33.4 million, also reflecting improvements in delinquency and historical loss rates commensurate with certain improvements in economic indicators and the overall decrease in the size of this portfolio. Decreases in historical loss rates and lower charges to specific reserves also caused a reduction of $42.0 million in the provision for commercial mortgage loans in Puerto Rico. A higher level of non-performing C&I loans maintained during most of 2011 and higher loss rates attributable to economic indicators related to this portfolio-, were the main drivers for an increase of $11.7 million in the provision for C&I loans in Puerto Rico.

With respect to the portfolio in the U.S., the Corporation recorded a provision of $28.2 million in 2011, compared to $119.5 million in 2010. The decrease was mainly related to declines in the provision for construction, commercial mortgage and residential mortgage loans. The provision for construction loans in the U.S. decreased by $61.6 million in 2011, driven by lower charges to specific reserves on a reduced level of loans driven by sales of non-performing loans over the prior two years. This portfolio had been reduced significantly over the prior two years from $299.5 million at the beginning of 2010 to $23.6 million at the end of 2011. The provision for commercial mortgage loans decreased by $22.5 million in 2011 mainly attributable to improved loss rates resulting from a decline in net charge-offs, while the provision for residential mortgage loans decreased by $8.6 million, driven by lower charge-offs and non-performing levels.

The Virgin Islands region recorded an increase of $10.9 million in the provision for loan losses in 2011, compared to 2010, mainly related to charges to the specific reserve assigned to a $100 million construction loan relationship placed in non-accrual status early in 2011. As of December 31, 2012, the book value of this relationship amounted to $53.4 million.

The provision to net-charge offs ratio, excluding the provision and net charge-offs related to loans transferred to held for sale, of 80% for 2011, compared to 120% for 2010, reflects, among other things, charge-offs recorded during the year that did not require additional provisioning.

Non-Interest Income

The following table presents the composition of non-interest income:

	2012	2011	2010
	(In thousands)
Service charges on deposit accounts	$12,982	$12,472	$13,419
Other service charges	5,335	6,775	7,224
Mortgage banking activities	19,960	23,320	13,615
Insurance income	5,549	4,456	7,752
Broker-dealer income	2,630	1,385	2,176
Other operating income	24,157	22,810	18,460

Non-interest income before net gain on investments and loss on early extinguishment of borrowings and equity in losses of unconsolidated entities	70,613	71,218	62,646

Proceeds from securities litigation settlement and other proceeds	36	679	—
Gain on VISA shares	—	—	10,668
Net gain on sale of investments	—	53,117	93,179
OTTI on equity securities	—	—	(603)
OTTI on debt securities	(2,002)	(1,971)	(582)

Net (loss) gain on investments	(1,966)	51,825	102,662
Loss on early extinguishment of borrowings	—	(10,835)	(47,405)

Equity in losses of unconsolidated entities	(19,256)	(4,227)	—

Total	$49,391	$107,981	$117,903

Non-interest income primarily consists of other service charges on loans; service charges on deposit accounts; commissions derived from various banking, securities and insurance activities; gains and losses on mortgage banking activities; interchange and other fees related to debit and credit cards; equity in earnings (losses) of unconsolidated entities; and net gains and losses on investments and impairments.

Service charges on deposit accounts include monthly fees and other fees on deposit accounts.

Other service charges consist mainly of other nondeferrable fees (e.g. agent, commitment, and drawing fees) generated from lending activities.

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

Insurance income consists of insurance commissions earned by the Corporation’s subsidiary, FirstBank Insurance Agency, Inc., and the Bank’s subsidiary in the U.S. Virgin Islands, FirstBank Insurance VI, Inc. These subsidiaries offer a wide variety of insurance business. During the first quarter of 2011, the Corporation sold substantially all of the assets of FirstBank Insurance VI (see below for additional information about the insurance-related activities in the Virgin Islands).

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

Equity in earnings (losses) of unconsolidated entities is related to FirstBank’s investment in CPG/GS, the entity that purchased $269 million of loans from FirstBank during the first quarter of 2011. The Bank holds a 35% subordinated ownership interest in CPG/GS. The majority owner of CPG/GS is entitled to recover its initial investment and a priority return of 12% prior to any return paid to the Bank. Accordingly, the Bank’s investment of $24.0 million in CPG/GS is at risk. Refer to—“Financial Condition and Operating Data Analysis—Commercial and Construction Loans”—and to Note 13 of the Corporation’s audited financial statements for the year ended December 31, 2012 included in Item 8 of this Form 10-K for additional information about the Bank’s investment in CPG/GS, including information about the determination of the initial value of the investment.

2012 compared to 2011

Non-interest income decreased $58.6 million, or 54%, to $49.4 million in 2012, primarily reflecting:

•

The impact in the previous year of a $38.6 million gain on the sale of approximately $640 million of MBS, as part of the Corporation’s deleveraging strategies executed in 2011 to preserve capital, and of a $3.5 million gain attributable to a tender offer by the Puerto Rico Housing Finance Authority to purchase certain of its outstanding bonds.

•

A $3.4 million decrease in mortgage banking activities driven by the impact in the previous year of a $12.1 million gain recorded for completed bulk sales of approximately $518 million of performing residential mortgage loans with servicing releases, also as part of the Corporation’s deleveraging strategies executed in 2011 and included in the Capital Plan. This was partially offset by increased gains from the Corporation’s mortgage loan securitization activities, lower temporary impairments to the value of servicing assets and a higher gain in sales of residential mortgage loans with servicing retained due to a higher volume of sales.

•

Equity in losses of unconsolidated entities of approximately $19.3 million recorded in 2012, a negative variance of $15.0 million, compared to losses of $4.2 million recorded in 2011. This adjustment relates to the Bank’s investment in CPG/GS and includes $5.3 million in 2012 that represents the amortization of the basis differential. This investment is accounted for under the equity method and following the HLBV method to determine the Bank’s share of CPG/GS’s earnings or losses. Under the HLBV method, the Bank determines its share of CPG/GS earnings or losses by determining the difference between its claim on CPG/GS’s book value at the end of the period as compared to the beginning of the period assuming the liquidation of the entity at the end of each reporting period. The negative variance results from changes in the fair value of loans receivable held by CPG/GS where fair value is determined on a discounted cash flow basis. At valuation dates, key inputs and assumptions used in the valuations of the loans are updated by CPG/GS to reflect changes in the market, the performance of the underlying assets, and expectations of a market participant.

•	The impact in 2011 of a $2.8 million gain recorded on the sale of substantially all the assets of First Bank Insurance VI, included as part of “Other operating income” in the table above.

The aforementioned factors were partially offset by $7.2 million in interchange and other related fees earned on the recently acquired credit cards portfolio and an increase of $1.2 million in fees from the broker-dealer subsidiary, FirstBank Securities, mainly due to higher underwriting fees.

2011 compared to 2010

Non-interest income decreased $9.9 million, or 8%, to $108.0 million in 2011, primarily reflecting:

•	The impact in 2010 of a $10.7 million gain on the sale of VISA Class C shares.

•	Equity in losses of unconsolidated entities of $4.2 million in 2011; resulting from the Bank’s investment in CPG/GS in 2011.

•

A $0.5 million decrease in income from insurance activities. During the first quarter of 2011, the Corporation sold substantially all of the assets of FirstBank Insurance VI and the reduction in income from insurance activities of $3.3 million in 2011 was partially offset by a gain of $2.8 million realized on the sale of such assets.

•

A lower volume of sales of investment securities. Excluding the impact of the balance sheet restructuring transactions discussed below, there was a $4.0 million decrease in gains from the sale of investments. The Corporation recorded in 2011 a gain of $38.6 million on the sale of approximately $640 million of MBS and a gain of $3.5 million attributable to a tender offer by the Puerto Rico Housing Finance Authority to purchase certain of its outstanding bonds. Bonds held by the Corporation with a book value of $19.8 million were exchanged for cash as part of the tender offer and the difference between the cash received and the book value of such instruments was recorded as part of “Net gain on sale of investments” in the table above. Meanwhile, in 2010, the Corporation recorded a gain of $44.1 million on the sale of approximately $903 million of MBS and a $2.0 million gain on the sale of approximately $250 million of Treasury notes.

The aforementioned factors were partially offset by:

•

An increase of $9.7 million in income from mortgage banking activities, driven by $12.1 million in gains recorded for completed bulk sales of approximately $518 million of performing residential mortgage loans to another financial institution, partially offset by higher temporary impairments on the value of servicing assets.

•	A $1.1 million increase in fees from cash management services provided to corporate customers.

As part of the Corporation’s balance sheet repositioning strategies, the Corporation sold in 2011 low-yielding investment securities, including $105 million of U.S. agency floating rate CMOs (average yield of

0.95%) and $500 million of 2-5 Years Treasury Notes (average yield of 1.40%). The proceeds from these sales were used, in part, to prepay $400 million of repurchase agreements that carried an average rate of 2.74% and $100 million of advances from the FHLB that carried an average rate of 1.62%, thus, contributing to the improvement in the net interest margin. Prepayment penalties of $10.8 million for the early termination of borrowings were offset with gains of $11.0 million from the sale of the low-yielding investment securities. In 2010, approximately $1.0 billion of repurchase agreements, with an average cost of 4.30%, were early terminated. The prepayment penalties on the repurchase agreements of $47.4 million were offset by a gain of $47.1 million on the sale of approximately $1.2 billion of U.S. agency MBS.

Non-Interest Expense

The following table presents the components of non-interest expenses:

	2012	2011	2010
	(In thousands)
Employees’ compensation and benefits	$125,610	$118,475	$121,126
Occupancy and equipment	61,037	61,924	59,494
Insurance and supervisory fees	52,596	57,923	67,274
Taxes, other than income taxes	13,363	13,395	14,228
Professional fees	22,353	21,884	21,287
Servicing and processing fees	16,494	9,145	8,984
Business promotion	14,093	12,283	12,332
Communications	7,085	7,117	7,979
Net loss on REO and REO operations	25,116	25,025	30,173
Other	17,136	10,883	23,281

Total	$354,883	$338,054	$366,158

2012 compared to 2011

Non-interest expense increased by $16.8 million to $354.9 million principally attributable to:

•

A $7.1 million increase in employees’ compensation and benefits mainly due to the filling of vacant positions, including several managerial and supervisory positions, and higher incentive compensation expenses.

•	A $7.3 million increase in servicing and processing fees, mainly related to the servicing of the recently acquired credit card portfolio.

•

A $4.3 million negative variance related to the provision for probable losses on off-balance-sheet exposures, mainly for unfunded loan commitments and letters of credit. Reserve releases of $6.2 million were recorded in 2011, mainly related to non-performing construction loans, including loans sold to CPG/GS early in 2011. This is included as part of “Other” in the table above.

•	A $2.5 million non-recurring charge associated with a contingency adjustment related to the collectability of certain tax credits, included as part of “Other” in the table above.

•	A $1.8 million increase in business promotion expenses, mainly due to accrued expenses related to the credit cards portfolio rewards program.

These increases were partially offset by a $6.1 million decrease in the deposit insurance premium, included as part of “Insurance and supervisory fees” in the table above, mainly resulting from the decrease in the Bank’s average assets and the Bank’s improved capital position.

2011 compared to 2010

Non-interest expense decreased by $28.1 million to $338.1 million principally attributable to:

•

A $13.3 million decrease in the provision for probable losses on off-balance-sheet exposures, mainly for credit exposures on unfunded loans commitments and letters of credit. A charge of $7.1 million was recorded in 2010 compared to reserve releases of approximately $6.2 million recorded in 2011, mainly related to the non-performing construction loans sold to CPG/GS early in 2011 and further decreases in adversely classified construction and commercial loans.

•	A $5.1 million decrease in losses on REO operations attributable to lower write-downs to the value of REO properties as well as lower realized losses on sales.

•

A decrease of $6.7 million in the FDIC insurance premium and of $3.0 million in local regulatory examination fees, primarily related to the decrease in total assets. In the case of the FDIC insurance premium, the decrease was also attributable to the Bank’s improved capital position.

•	A $2.7 million decrease in employees’ compensation driven by reductions in headcount.

Partially offsetting the decreases mentioned above, was a $2.4 million increase in occupancy and equipment expenses, mainly related to certain electronic equipment placed in service during 2011.

Income Taxes

Income tax expense includes Puerto Rico and Virgin Islands income taxes as well as applicable U.S. federal and state taxes. The Corporation is subject to Puerto Rico income tax on its income from all sources. As a Puerto Rico corporation, First BanCorp is treated as a foreign corporation for U.S. income tax purposes and is generally subject to United States income tax only on its income from sources within the United States or income effectively connected with the conduct of a trade or business within the United States. Any such tax paid is also creditable, against the Corporation’s Puerto Rico tax liability, subject to certain conditions and limitations.

On January 31, 2011, the Puerto Rico Government approved Act No. 1, which repealed the 1994 PR Code and replaced it with the 2011 PR Code. The provisions of the 2011 PR Code are generally applicable to taxable years commencing after December 31, 2010. Under the 2011 PR Code, the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file a consolidated tax return and, thus, the Corporation is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss, a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable carryforward period (7 years under the 2011 PR Code, except that, for losses incurred during tax years that commenced after December 31, 2004 and before December 31, 2012, when the carryforward period is extended to 10 years). The 2011 PR Code provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations. Dividend payments from a U.S. subsidiary of the Corporation are subject to a 10% withholding tax based on the provisions of the U.S. Internal Revenue Code.

Under the 2011 PR Code, First BanCorp is subject to a maximum statutory tax rate of 30% (25% for taxable years commencing after December 31, 2013 if certain economic conditions are met by the Puerto Rico economy). The 2011 PR Code also includes an alternative minimum tax of 20% that applies if the Corporation’s regular income tax liability is less than the alternative minimum tax requirements. Prior to the 2011 PR Code, First BanCorp’s maximum statutory tax rate was 39% except that, for tax years that commenced after December 31, 2008 and before January 1, 2012, the rate was 40.95% due to the approval by the Puerto Rico government of Act No. 7 to stimulate Puerto Rico’s economy and to reduce the Puerto Rico government’s fiscal deficit. Act No.7 imposed a series of temporary and permanent measures, including the imposition of a 5% surtax on the total income tax determined, which was applicable to a corporation, among others, whose combined income exceeded $100,000, effectively resulting in an increase in the maximum statutory tax rate from 39% to 40.95% and an increase in the capital gain statutory tax rate from 15% to 15.75%.

The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through an IBEs of the Bank and through the Bank’s subsidiary, FirstBank Overseas Corporation, whose interest income and gain on sales are exempt from Puerto Rico and U.S. income taxation except that, for tax years that commenced after December 31, 2008 and before January 1, 2012, Act No.7 imposed a special 5% tax on all IBEs. The IBEs and FirstBank Overseas Corporation were created under the IBE Act, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico. An IBE that operates as a unit of a bank pays income taxes at normal rates to the extent that the IBEs’ net income exceeds 20% of the bank’s total net taxable income.

For additional information relating to income taxes, see Note 26 to the Corporation’s audited financial statements for the year ended December 31, 2012 included in Item 8 of this Form 10-K, including the reconciliation of the statutory to the effective income tax rate for 2012, 2011 and 2010.

2012 compared to 2011

For 2012, the Corporation recorded an income tax expense of $5.9 million compared to an income tax expense of $9.3 million for 2011. The lower income tax expense for 2012 was primarily due to a reduction in deferred tax assets of profitable subsidiaries due to a reduction in statutory tax rates in 2011. In addition, the income tax expense for 2011 includes UTBs of $3.2 million, including accrued interest, as further discussed below. As of December 31, 2012, the deferred tax asset, net of a valuation allowance of $359.9 million, amounted to $4.9 million compared to $5.4 million as of December 31, 2011.

Accounting for income taxes requires that companies assess whether a valuation allowance should be recorded against their deferred tax asset based on the consideration of all available evidence, using a more-likely than- not realization standard. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. In making such assessment, significant weight is to be given to evidence that can be objectively verified, including both positive and negative evidence. Consideration must be given to all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of the reversal of temporary differences and carryforwards, taxable income in carryback years, and tax planning strategies. In estimating taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial, and regulatory guidance, and recognizes tax benefits only when deemed probable of realization.

In assessing the weight of positive and negative evidence, a significant negative factor that resulted in the maintenance of the valuation allowance was that the Corporation’s banking subsidiary, FirstBank, continues in a three-year historical cumulative loss position as of the end of the year 2012, mainly due to charges to the provision for loan and lease losses in prior years as a result of the economic downturn. As of December 31, 2012, management concluded that $4.9 million of the deferred tax asset will be realized as it relates to profitable subsidiaries and to amounts that can be realized through future reversals of existing taxable temporary differences. To the extent the realization of a portion, or all, of the tax asset becomes “more likely than not” based on changes in circumstances (such as improved earnings, changes in tax laws, or other relevant changes), a reversal of that portion of the deferred tax asset valuation allowance will then be recorded.

During the third quarter of 2011, the Corporation recorded UTBs of $2.4 million, all of which would, if recognized, affect the Corporation’s effective tax rate. The Corporation classified all interest and penalties, if any, related to tax uncertainties as income tax expense. As of December 31, 2012, the Corporation’s accrued interest that relates to tax uncertainties amounted to $1.1 million and there is no need to accrue for the payment of penalties. For 2012, the total amount of interest recognized by the Corporation as part of income taxes related to tax uncertainties was $0.2 million. During 2012, there was no change to the UTB of $2.4 million. The amount of UTBs may increase or decrease for various reasons, including changes in the amounts for current tax year positions, the expiration of open income tax returns due to the expiration of statutes of limitations, changes in management’s judgment about the level of uncertainty, the status of examinations, litigation and legislative activity and the addition, or elimination of, uncertain tax positions. The years 2007 through 2009 have been examined by the IRS and disputed issued have been taken to administrative appeals. Although the timing of the resolution and/or closure of audits is highly uncertain, the Corporation believes it is reasonably possible that the IRS will conclude the audit of years 2007 through 2009 within the next 12 months. If any issues addressed in the IRS audit are resolved in a manner not consistent with the Corporation’s expectations, the Corporation could be required to adjust its provision for income taxes in the period in which such resolution occurs. The Corporation currently cannot reasonably estimate a range of possible changes to existing reserves.

2011 compared to 2010

For 2011, the Corporation recorded an income tax expense of $9.3 million compared to an income tax expense of $103.1 million for 2010. The lower income tax expense is mainly related to the impact in 2010 of an incremental $93.7 million non-cash charge to the valuation allowance of the Bank’s deferred tax asset. The income tax expense for 2011 also includes UTBs of $3.2 million, including accrued interest. As of December 31, 2011, the deferred tax asset, net of a valuation allowance of $368.9 million, amounted to $5.4 million compared to $9.3 million as of December 31, 2010.

OPERATING SEGMENTS

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of December 31, 2012, the Corporation had six reportable segments: Consumer (Retail) Banking; Commercial and Corporate Banking; Mortgage Banking; Treasury and Investments; United States operations; and Virgin Islands operations. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments. For additional information regarding First BanCorp’s reportable segments, please refer to Note 32, “Segment Information,” to the Corporation’s audited financial statements for the year ended December 31, 2012 included in Item 8 of this Form 10-K.

The accounting policies of the segments are the same as those described in Note 1,—“Nature of Business and Summary of Significant Accounting Policies,” to the Corporation’s audited financial statements for the year ended December 31, 2012 included in Item 8 of this Form 10-K. The Corporation evaluates the performance of the segments based on net interest income, the estimated provision for loan and lease losses, non-interest income, and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the allowance for loan and lease losses. In 2012, other operating expenses not allocated to a particular segment amounted to $88.7 million. Expenses pertaining to corporate administrative functions that support the operating segment but are not specifically attributable to or managed by any segment are not included in the reported financial results of the operating segments. The unallocated corporate expenses include certain general and administrative expenses and related depreciation and amortization expenses.

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

Consumer (Retail) Banking

The Consumer (Retail) Banking segment consists of the Corporation’s consumer lending and deposit-taking activities conducted mainly through FirstBank’s branch network and loan centers in Puerto Rico. Loans to consumers include auto, boat and personal loans, credit cards and lines of credit. Deposit products include interest bearing and non-interest bearing checking and savings accounts, Individual Retirement Accounts and retail CDs. Retail deposits gathered through each branch of FirstBank’s retail network serve as one of the funding sources for the lending and investment activities.

Consumer lending has been mainly driven by auto loan originations. The Corporation follows a strategy of seeking to provide outstanding service to selected auto dealers that provide the channel for the bulk of the Corporation’s auto loan originations.

Personal loans, credit cards, and, to a lesser extent, marine financing also contribute to interest income generated on consumer lending. In 2012, the Corporation reentered the credit card business with the acquisition of an approximate $406 million portfolio of FirstBank-branded credit cards from FIA. The acquired portfolio consisted of 140,000 First Bank branded active credit card accounts that were issued under an agent bank agreement with FIA; therefore, the acquisition of this portfolio provides a significant opportunity to broaden and deepen the Corporation’s relationship with its customers and provides additional cross-selling opportunities for organic core deposit growth. Management plans to continue to be active in the consumer loans market, applying the Corporation’s strict underwriting standards. Other activities included in this segment are finance leases and insurance activities in Puerto Rico.

The highlights of the Consumer (Retail) Banking segment’s financial results for the year ended December 31, 2012 include the following:

•	Segment income before taxes for the year ended December 31, 2012 was $74.6 million compared to $55.6 million and $23.7 million for the years ended December 31, 2011 and 2010, respectively.

•

Net interest income for the year ended December 31, 2012 was $176.6 million compared to $138.4 million and $141.2 million for the years ended December 31, 2011 and 2010, respectively. The increase in 2012, compared to 2011, was driven by lower rates paid on core deposits, and the contribution to net interest income of the acquired credit card portfolio. The consumer loan portfolio is mainly composed of fixed-rate loans financed with shorter-term borrowings, thus positively affected by lower deposit costs. The decrease in 2011, compared to 2010, reflects a diminished consumer loan portfolio due to principal repayments and charge-offs mainly relating to the auto, personal and boat loan portfolios combined with a reduction in loan originations, as compared to 2010. Partially offsetting the decrease in the size of the portfolio were lower rates paid on core deposits and larger amounts charged to other segments as the core deposit base increased in 2011.

•

The provision for loan and lease losses for 2012 increased by $15.0 million to $32.9 million compared to 2011 and decreased by $33.7 million to $17.9 million when comparing 2011 with 2010. The increase in the provision was mainly attributable to the allowance for non-PCI credit card loans acquired from FIA. The decrease in the provision for 2011, compared to 2010, mainly resulted from improvements in delinquency and historical loss rates commensurate with the overall decrease of this portfolio.

•

Non-interest income for the year ended December 31, 2012 was $33.4 million compared to $27.7 million and $28.9 million for the years ended December 31, 2011 and 2010, respectively. The increase in 2012 was mainly related to $7.2 million of interchange and other related fees earned on the credit card portfolio acquired in 2012. This was partially offset by a decrease of approximately $2 million in debit card interchange fees given the mandated lower interchange fee structure (Durbin Amendment) implemented on October 1, 2011. The Durbin Amendment put a cap on how much banks and debit networks are allowed to charge for a check/debit card transaction. The cap is currently set at $0.21 plus 0.05% of the transaction. The decrease in 2011, compared to 2010, was mainly related to lower service charges and overdraft fees on deposit accounts. Regulation E eliminated the Courtesy Overdraft Protection Service resulting in overdraft fees reductions for various products, and a decrease in overdraft fees was also experienced in electronic transactions. In addition, non-interest income was adversely impact by lower debit cards interchange fees given the Durbin Amendment that resulted in a reduction of approximately $0.6 million in interchange fees in 2011.

•

Direct non-interest expenses for the year ended December 31, 2012 were $102.4 million compared to $92.5 million and $94.7 million for the years ended December 31, 2011 and 2010, respectively. The increase for 2012 was primarily due to credit-card related costs including, among others, expenses related to the servicing of the portfolio, accrued expenses for the credit cards awards program and the amortization of the purchased credit card relationship intangible asset. The decrease for 2011, as compared to 2010, was primarily due to a decrease in headcount as well as reduced marketing activities, partially offset by higher losses in the valuation and sales of repossessed boats.

Commercial and Corporate Banking

The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services across a broad spectrum of industries ranging from small businesses to large corporate clients. FirstBank has developed expertise in a wide variety of industries. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and other products, such as cash management and business management services. This segment also includes the Corporation’s broker-dealer activities, which are primarily concentrated in the underwriting of bonds and financial advisory services provided to government entities in Puerto Rico. A substantial portion of the commercial and corporate banking portfolio is secured by the underlying value of the real estate collateral and the personal guarantees of the borrowers. Although commercial loans involve greater credit risk than a typical residential mortgage loan because they are larger in size and more risk is concentrated in a single borrower, the Corporation has and maintains a credit risk management infrastructure designed to mitigate potential losses associated with commercial lending, including underwriting and loan review functions, sales of loan participations and continuous monitoring of concentrations within portfolios.

The highlights of the Commercial and Corporate Banking segment’s financial results for the year ended December 31, 2012 include the following:

•	Segment income before taxes for the year ended December 31, 2012 was $81.0 million compared to $30.6 million for 2011 and a loss of $202.5 million for 2010.

•

Net interest income for the year ended December 31, 2012 was $164.2 million compared to $190.5 million and $210.9 million for the years ended December 31, 2011 and 2010, respectively. The decrease in net interest income for 2012, compared to 2011, was mainly related to a decrease of $662.9 million in the average balance of commercial loans in Puerto Rico led by principal repayments. The decrease in net interest income for 2011, compared to 2010, was mainly related to a lower volume of loans driven by loan sales and principal repayments, including the aforementioned sale of loans to CPG/GS with an unpaid principal balance of $510.2 million, of which approximately 45% was in accrual status in 2010. Continued pressure on net interest margins associated with the level of non-performing loans also contributed to the decrease in net interest income in this segment, partially offset by lower interest rates charged by other business segments due to reductions in the average cost of funding.

•

The provision for loan losses for 2012 was $42.9 million compared to $118.5 million and $359.4 million for 2011 and 2010, respectively. The decrease in 2012, compared to 2011, was mainly related to a lower provision for commercial mortgage and C&I loans mainly attributable to a lower migration of loans to adversely classified or impaired categories, resulting in, lower charges to specific reserves, improved charge-offs trends and the overall reduction in the size of these portfolios. Also, more stable collateral values resulted in lower charges to the specific reserve of collateral dependent impaired loans. The decrease in 2011, compared to 2010, was mainly related to lower provisions for construction and commercial mortgage loans. The provision for construction loans in Puerto Rico decreased by $210.7 million in 2011, as compared to 2010, driven by reductions in non-performing and adversely classified loans reflected in lower charges to specific reserves. Decreases in historical loss rates and lower charges to specific reserves caused a reduction of $42.0 million in the provision for commercial mortgage loans in Puerto Rico. The provision for this segment in 2010 includes $102.9 million associated with loans transferred to held for sale that were subsequently sold to CPG/GS early in 2011. Refer to the “Provision for Loan and Lease Losses” discussion above and to the “Risk Management – Allowance for Loan and Lease Losses and Non-performing Assets” discussion below for additional information with respect to the credit quality of the Corporation’s commercial and construction loan portfolio.

•

Total non-interest income for the year ended December 31, 2012 amounted to $10.1 million compared to $8.6 million and $9.0 million for the years ended December 31, 2011 and 2010, respectively. The increase in 2012, compared to 2011, was mainly related to an increase of $1.2 million in fees from the broker-dealer subsidiary, mainly underwriting fees, and an increase in cash management and overdraft fees of corporate customers. The slight decrease in non-interest income for 2011, compared to 2010, was mainly attributable to lower underwriting fees from broker-dealer activities, as fewer deals were closed in 2011, combined with lower nondeferrable loan fees. Partially offsetting these decreases was an increase in cash management fees from corporate customers.

•

Direct non-interest expenses for 2012 were $50.4 million, compared to $50.0 million in 2011, and $63.0 million in 2010. During 2012 the main variances were related to a negative variance of $4.3 million associated with lower reserve releases for the allowance of off-balance-sheet exposures, mainly unfunded loan commitments and increases in employees’ compensation and professional service fees, offset by the portion of the decrease in the FDIC deposit insurance premium allocated to this portfolio and lower losses on REO operations, including lower write-downs and losses on the disposition of REO properties. The decrease for 2011, compared to 2010, was primarily due to the $13.3 million decrease in the provision for probable losses on off-balance-sheet exposures, mainly unfunded loans commitments and letters of credit. A charge of $7.1 million was recorded in 2010 compared to reserve releases of approximately $6.2 million recorded in 2011 mainly related to the non-performing construction loans sold to CPG/GS early in 2011 and further decreases in adversely classified construction and commercial loans. In addition, the decrease was related to the portion of the decrease in the FDIC deposit insurance premium allocated to this segment and lower losses in the valuation and sales of REO commercial properties.

Mortgage Banking

The Mortgage Banking segment conducts its operations mainly through FirstBank and its mortgage origination subsidiary, FirstMortgage. These operations consist of the origination, sale and servicing of a variety of residential mortgage loan products. Originations are sourced through different channels such as FirstBank branches and mortgage bankers, and in association with new project developers. FirstMortgage focuses on originating residential real estate loans, some of which conform to FHA, VA and RD standards. Loans originated that meet FHA standards qualify for the FHA’s insurance program whereas loans that meet VA and RD standards are guaranteed by their respective federal agencies.

Mortgage loans that do not qualify under these programs are commonly referred to as conventional loans. Conventional real estate loans could be conforming and non-conforming. Conforming loans are residential real estate loans that meet the standards for sale under the FNMA and FHLMC programs whereas loans that do not meet those standards are referred to as non-conforming residential real estate loans. The Corporation’s strategy is to penetrate markets by providing customers with a variety of high quality mortgage products to serve their financial needs through a faster and simpler process and at competitive prices. The Mortgage Banking segment also acquires and sells mortgages in the secondary markets. Residential real estate conforming loans are sold to investors like FNMA and FHLMC. In December 2008, the Corporation obtained commitment authority from GNMA to issue GNMA mortgage-backed securities. Under this program, since early 2009, the Corporation has been securitizing FHA/VA mortgage loans into the secondary market.

The highlights of the Mortgage Banking segment’s financial results for the year ended December 31, 2012 include the following:

•	Segment loss before taxes for the year ended December 31, 2012 was $0.2 million compared to income of $7.2 million for 2011 and a loss of $38.9 million for 2010.

•

Net interest income for the year ended December 31, 2012 was $61.3 million compared to $56.9 million and $63.8 million for the years ended December 31, 2011 and 2010, respectively. The increase in net interest income for 2012, compared to 2011, was mainly related to the decrease in the average cost of funding that offset the decrease of $82.9 million in the volume of average residential mortgage loans in Puerto Rico. The Mortgage banking portfolio is principally composed of fixed-rate residential mortgage loans tied to long-term interest rates that are financed with shorter-term borrowings, thus positively affected in a lower interest rate scenario. The decrease in net interest income for 2011, compared to 2010, was mainly related to the sale of approximately $518 million of performing residential mortgage loans to another financial institution, partially offset by a decrease in the average cost of funding.

•

The provision for loan and lease losses for 2012 was $36.6 million compared to $33.7 million and $76.9 million for the years ended December 31, 2011 and 2010, respectively. The increase in 2012, compared to 2011, was mainly related to adjustments that are reflective of current market conditions, including assumptions regarding loss severities that, among other things, considered current strategies in the disposition of foreclosed properties. The decrease in 2011, compared to 2010, was mainly related to improvements in delinquency and charge-offs trends.

•

Non-interest income for the year ended December 31, 2012 was $18.1 million compared to $22.3 million and $13.2 million for the years ended December 31, 2011 and 2010, respectively. The fluctuations observed in those years was mainly related to $12.1 million in gains recorded for completed bulk sales of approximately $518 million of performing residential mortgage loans with servicing release completed in 2011. In 2012, this was partially offset by higher gains on sale of loans with servicing retained and lower impairments on the value of servicing assets.

•

Direct non-interest expenses in 2012 were $43.1 million compared to $38.3 million and $39.0 million for 2011 and 2010, respectively. The increase in 2012, compared to 2011, reflects a $2.5 million non-recurring charge associated with a contingency adjustment related to the collectability of certain mortgage-related tax credits and also included increases in employees’ compensation and professional service fees. This was partially offset by the portion of the decrease in the amount of the FDIC deposit insurance premium allocated to this segment. The decrease in 2011, compared to 2010, was mainly related to the portion of the FDIC deposit insurance premium allocated to this segment, and a decrease in marketing expenses.

Treasury and Investments

The Treasury and Investments segment is responsible for the Corporation’s treasury and investment management functions. In the treasury function, which includes funding and liquidity management, this segment sells funds to the Commercial and Corporate Banking segment, the Mortgage Banking segment, and the Consumer (Retail) Banking segment to finance their respective lending activities and purchases funds gathered by those segments and from the United States Operations segment. Funds not gathered by the different business units are obtained by the Treasury Division through wholesale channels, such as brokered deposits, advances from the FHLB, and repurchase agreements with investment securities, among others.

Since the Corporation is a net borrower of funds, the securities portfolio does not result from the investment of excess funds. The securities portfolio is intended to serve a leverage strategy for the purposes of liquidity management, interest rate management and earnings enhancement.

The interest rates charged or credited by Treasury and Investments are based on market rates.

The highlights of the Treasury and Investments segment’s financial results for the year ended December 31, 2012 include the following:

•	Segment loss before taxes for the year ended December 31, 2012 amounted to $12.8 million compared to a loss of $27.7 million for 2011 and income of $18.9 million for 2010.

•

Net interest loss for the year ended December 31, 2012 was $4.9 million compared to net interest losses of $63.6 million and $30.5 million for the years ended December 31, 2011 and 2010, respectively. The lower net interest loss for 2012, compared to 2011, was mainly attributable to the decrease in the average cost of funding driven by lower rates paid on brokered CDs, the maturity of certain high-cost borrowings such as repurchase agreements and FHLB advances, and the prepayment of medium-term notes. In addition, amounts credited to this segment increased in 2012 due to higher amounts charged to the Commercial and Corporate Banking segment aligned with the overall average increase in short-term index rates in 2012, in particular 3-month LIBOR. The factors offset the decrease in the average volume of investment securities and the maintenance of higher cash balances at the Federal Reserve. The higher net interest loss for 2011, compared to 2010, was mainly attributable to the deleveraging of the investment securities portfolio and the decrease in the amount credited to this segment due to reductions in wholesale funding and lower interest rates.

•

Non-interest loss for the year ended December 31, 2012 amounted to $1.6 million compared to income of $41.6 million and income of $55.2 million for the years ended December 31, 2011 and 2010, respectively. The negative variance in 2012, compared to 2011, reflects the impact in 2011 of gains on the sale of MBS, as further described below, resulting from deleveraging strategies executed in 2011 as part of the Corporation’s Capital Plan in order to preserve capital and meet the requirements of the FDIC Order. The decrease in 2011, compared to 2010, reflects the impact in 2010 of a $10.7 million gain on the sale of VISA Class C shares and a lower volume of sales of investment securities. Excluding the impact of the balance sheet restructuring transactions discussed above, there was a $4.0 million decrease in gains from the sale of investments. The Corporation recorded in 2011 a gain of $38.6 million on the sale of approximately $640 million of MBS and a gain of $3.5 million attributable to the tender offer by the Puerto Rico Housing Finance Authority. Meanwhile, in 2010 the Corporation recorded a gain of $44.1 million on the sale of approximately $903 million of MBS and a $2.0 million gain on the sale of approximately $250 million of Treasury notes.

•

Direct non-interest expenses for 2012 were $6.3 million compared to $5.7 million and $5.9 million for 2011 and 2010, respectively. The increase in 2012, compared to 2011, was mainly attributable to higher compensation expenses due to the reallocation of recourses. The decrease in 2011, compared to 2010, was mainly attributable to lower local regulatory examination fees attributable to the decrease in the investment portfolio and to lower compensation expenses.

United States Operations

The United States Operations segment consists of all banking activities conducted by FirstBank in the United States mainland. FirstBank provides a wide range of banking services to individual and corporate customers primarily in southern Florida through its twelve branches. Our success in attracting core deposits in Florida has enabled us to become less dependent on brokered deposits. The United States Operations segment offers an array of both retail and commercial banking products and services. Consumer banking products include checking, savings and money market accounts, retail CDs, internet banking services, residential mortgages, home equity loans and lines of credit, and automobile loans. Deposits gathered through FirstBank’s branches in the United States also serve as one of the funding sources for lending and investment activities.

The commercial banking services include checking, savings and money market accounts, CDs, internet banking services, cash management services, remote data capture and automated clearing house, or ACH, transactions. Loan products include the traditional C&I and commercial real estate products, such as lines of credit, term loans and construction loans.

The highlights of the United States operations segment’s financial results for the year ended December 31, 2012 include the following:

•	Segment income before taxes for the year ended December 31, 2012 was $3.3 million compared to losses of $36.0 million and $145.8 million for the years ended December 31, 2011 and 2010, respectively.

•

Net interest income for the year ended December 31, 2012 was $20.1 million compared to $21.5 million and $15.2 million for the years ended December 31, 2011 and 2010, respectively. The decrease in 2012, as compared to 2011, was mainly related to the decrease of $83.3 million in the average volume of commercial loans and lower charges made to operating segments in Puerto Rico due to decreases in longer-terms interest rate indexes. The increase in 2011, as compared to 2010, was mainly related to higher charges made to operating segments in Puerto Rico as a significant portion of the increase in the core deposit base was related to the Corporation’s operations in the United States. The entire United States operations are funded by deposits gathered through the branch network in Florida and from advances from the FHLB.

•

During 2012 a reserve release of $9.1 million was recorded for this segment, compared to a provision of $28.2 million and $119.5 million for 2011 and 2010, respectively. The decrease in 2012, compared to 2011, was mainly related to a reserve release of $6.7 million for commercial mortgage loans, compared to a provision of $12.8 million in 2011. This reduction was driven by improved charge-off trends, the reduction in the amount of adversely classified loans and more stable collateral values. The provision for residential mortgage loans decreased by $13.1 million, compared to 2011, due to reductions in net charge-offs, improved delinquency trends and certain stabilization in the expectation of loss severities for this portfolio. The decrease in 2011, compared to 2010, was mainly related to declines in the provision for construction, commercial mortgage and residential mortgage loans. The provision for construction loans in the United States decreased by $61.6 million in 2011 driven by lower charges to specific reserves on a reduced level of loans driven by sales of non-performing loans over the prior two years. This portfolio has been reduced significantly over the last three years from $299.5 million at the beginning of 2010 to $22.1 million at the end of 2012. The provision for commercial mortgage loans decreased by $22.5 million in 2011, mainly attributable to improved loss rates resulting from a decline in net charge-offs, while the provision for residential mortgage loans decreased by $8.6 million driven by lower charge-offs and non-performing levels. Refer to the “Provision for Loan and Lease Losses” discussion above and to the “Risk Management—Allowance for Loan and Lease Losses and Non-performing Assets” discussion below for additional information with respect to the credit quality of the loan portfolio in the United States.

•

Total non-interest income for the year ended December 31, 2012 amounted to $1.8 million compared to $1.3 million and $0.9 million for the years ended December 31, 2011 and 2010, respectively. The increase in 2012, compared to 2011, was mainly related to a higher volume of sales of residential mortgage loans to government-sponsored entities and increases in nondeferrable loan fees. The increase in non-interest income in 2011, compared to 2010, was mainly related to loan securitization activities.

•

Direct non-interest expenses in 2012 were $27.7 million compared to $30.5 million and $42.4 million for 2011 and 2010, respectively. The decrease in 2012, compared to 2011, was mainly related to lower losses on REO operations and the lower FDIC insurance premium allocated to this segment. The decrease in 2011, compared to 2010, was mainly related to lower losses on the sale of REO properties, a decrease in legal fees associated with collections and foreclosures procedures and a decrease in the FDIC insurance premium expense.

Virgin Islands Operations

The Virgin Islands Operations segment consists of all banking activities conducted by FirstBank in the U.S. and British Virgin Islands, including retail and commercial banking services, with a total of fourteen branches serving the islands in the USVI of St. Thomas, St. Croix and St. John, and the islands in the BVI of Tortola and Virgin Gorda. The Virgin Islands Operations segment is driven by its consumer, commercial lending and deposit-taking activities.

Loans to consumers include auto, boat, lines of credit, personal loans and residential mortgage loans. Deposit products include interest bearing and non-interest bearing checking and savings accounts, IRAs, and retail CDs. Retail deposits gathered through each branch serve as the funding sources for the lending activities.

The highlights of the Virgin Islands operations segment’s financial results for the year ended December 31, 2012 include the following:

•

Segment loss before taxes for the year ended December 31, 2012 was $3.6 million compared to losses of $13.9 million and income of $3.2 million for the years ended December 31, 2011 and 2010, respectively.

•

Net interest income for the year ended December 31, 2012 was $44.4 million compared to $49.9 million and $61.1 million for the years ended December 31, 2011 and 2010, respectively. The decrease in net interest income in 2012, compared to 2011, was mainly related to a $92.1 million decrease in the average volume of loans and, to a lesser extent, an increase of $6.6 million in non-performing residential mortgage loans. The decrease in net interest income in 2011, compared to 2010, was mainly related to the increase of $94.1 million in non-performing construction loans and the overall decrease in the residential and consumer loan portfolios.

•

The provision for loan and lease losses for 2012 decreased by $20.9 million compared to the same period in 2011 and increased by $10.9 million when comparing 2011 with the same period in 2010. The fluctuations were mainly related to higher charges to the specific reserve in 2011 assigned to a $100 million construction loan relationship placed in non-accrual status early in 2011. In addition, in 2012, lower charges to specific reserves were related to a lower migration of loans to impaired status.

•

Non-interest income for the year ended December 31, 2012 was $6.9 million, compared to $10.7 million in both 2011 and 2010. The decrease in 2012, compared to 2011, was mainly related to the impact in 2011 of the $2.8 million gain recorded on the sale of substantially all of the assets of First Bank Insurance VI and lower interchange fees on debit cards impacted by the Durbin Amendment, as described above. The amount for 2011 remained almost unchanged, compared to 2010, reflecting a slight increase in revenues from mortgage banking activities driven by a higher volume of loan sales, offset by lower service charges on deposit accounts.

•

Direct non-interest expenses for the year ended December 31, 2012 were $37.8 million compared to $36.5 million and $41.6 million for the years ended December 31, 2011 and 2010, respectively. The increase in 2012, compared to 2011, was mainly due to higher REO operating expenses and losses in connection with a higher inventory, partially offset by decreases in professional service fees and the portion of the decrease of the FDIC insurance premium allocated to this segment. The decrease in 2011, compared to 2010, was mainly related to the decrease in the FDIC insurance premium expense and decreases in compensation and related expenses and in occupancy-related costs, such as rental and depreciation expenses.

FINANCIAL CONDITION AND OPERATING DATA ANALYSIS

Financial Condition

The following table presents an average balance sheet of the Corporation for the following years:

	December 31,
	2012	2011	2010
		(In thousands)
ASSETS
Interest-earning assets:
Money market and other short-term investments	$640,644	$567,548	$778,412
Government obligations	555,364	1,350,505	1,368,368
Mortgage-backed securities	1,182,142	1,181,183	2,658,279
Corporate bonds	1,204	2,000	2,000
FHLB stock	35,035	43,676	65,297
Equity securities	1,377	1,377	1,481

Total investments	2,415,766	3,146,289	4,873,837

Residential mortgage loans	2,800,647	2,944,367	3,488,037
Construction loans	388,404	616,980	1,315,794
Commercial loans	5,277,593	5,849,444	6,190,959
Finance leases	239,699	263,403	299,869
Consumer loans	1,561,085	1,357,381	1,506,448

Total loans	10,267,428	11,031,575	12,801,107

Total interest-earning assets	12,683,194	14,177,864	17,674,944
Total non-interest-earning assets (1)	283,180	177,852	196,098

Total assets	$12,966,374	$14,355,716	$17,871,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing checking accounts	$1,092,640	$1,014,280	$1,057,558
Savings accounts	2,258,001	2,032,665	1,967,338
Certificates of deposit	2,215,599	2,260,106	1,909,406
Brokered CDs	3,488,312	5,134,699	7,002,343

Interest-bearing deposits	9,054,552	10,441,750	11,936,645
Loans payable (2)	—	—	299,589
Other borrowed funds	1,171,615	1,459,476	2,436,091
FHLB advances	404,033	467,522	888,298

Total interest-bearing liabilities	10,630,200	12,368,748	15,560,623
Total non-interest-bearing liabilities (3)	878,881	862,420	863,215

Total liabilities	11,509,081	13,231,168	16,423,838
Stockholders’ equity:
Preferred stock	63,047	341,658	744,585
Common stockholders’ equity	1,394,246	782,890	702,619

Stockholders’ equity	1,457,293	1,124,548	1,447,204

Total liabilities and stockholders’ equity	$12,966,374	$14,355,716	$17,871,042

(1)	Includes the allowance for loan and lease losses and the valuation on available-for-sale investment securities.
(2)	Consists of short-term borrowings under the FED Discount Window Program.
(3)	Includes changes in the fair value of liabilities elected to be measured at fair value.

The Corporation’s total average assets were $13.0 billion and $14.4 billion as of December 31, 2012 and 2011, respectively, a decrease for 2012 of $1.4 billion or 9% as compared to 2011. The decrease in total average assets was due to: (i) a decrease of $764.1 million in average loans primarily reflecting principal repayments of commercial loans, the full impact of bulk sales completed in 2011, charge-offs and foreclosures, and (ii) a decrease of $730.5 million in average investment securities, mainly due to maturities of Treasury and U.S. agency debt securities as well as Puerto Rico government obligations called before their contractual maturity.

The Corporation’s total average liabilities were $11.5 billion and $13.2 billion as of December 31, 2012 and 2011, respectively, a decrease of $1.7 billion or 13% as compared to 2011. The decrease in total average liabilities mainly resulted from the roll-off of maturing brokered CDs, the maturity of certain repurchase agreements and FHLB advances, and the early cancellation of medium-term notes.

Assets

Total assets as of December 31, 2012 amounted to $13.10 billion, a decrease of $27.5 million compared to $13.13 billion as of December 31, 2011. The decrease was mainly attributable to a $377.2 million decrease in total loans, led by pay-offs and repayments of C&I loans, including a $305.5 million reduction in loans granted to governmental entities, as well as foreclosures and charge-offs, and a $192.2 million decrease in available-for-sale investment securities driven by matured Treasury securities and Puerto Rico government obligations called prior to their contractual maturity, partially offset by purchases of U.S. agency MBS. The aforementioned decreases were partially offset by an increase of $500.3 million in cash and cash equivalents, as higher cash balances are maintained at the Federal Reserve due to heightened regulatory liquidity expectations for the industry and limited available investment alternatives, and an increase in consumer loans due to the purchase of the FirstBank-branded credit cards portfolio of approximately $406 million (See “Lending Activity – Consumer Loans and Finance Leases” discussion below) . Other variances within the assets side include an increase of $71.5 million in REO, mainly in connection with foreclosed commercial properties in Puerto Rico and construction projects in the Virgin Islands and Puerto Rico.

Loans Receivable, including Loans Held for Sale

The following table presents the composition of the loan portfolio including loans held for sale as of year-end for each of the last five years.

(In thousands)	2012	2011	2010	2009	2008
Residential mortgage loans	$2,747,217	$2,873,785	$3,417,417	$3,595,508	$3,481,325

Commercial loans:
Commercial mortgage loans (1)	1,883,798	1,565,411	1,670,161	1,693,424	1,635,978
Construction loans	361,875	427,863	700,579	1,492,589	1,526,995
Commercial and Industrial loans (1)	2,793,157	3,856,695	3,861,545	4,927,304	3,757,508
Loans to local financial institutions collateralized by real estate mortgages	255,390	273,821	290,219	321,522	567,720

Total commercial loans	5,294,220	6,123,790	6,522,504	8,434,839	7,488,201

Finance leases	236,926	247,003	282,904	318,504	363,883
Consumer loans	1,775,751	1,314,814	1,432,611	1,579,600	1,744,480

Total loans held for investment	10,054,114	10,559,392	11,655,436	13,928,451	13,077,889
Less:
Allowance for loan and lease losses	(435,414)	(493,917)	(553,025)	(528,120)	(281,526)

Total loans held for investment, net	9,618,700	10,065,475	11,102,411	13,400,331	12,796,363
Loans held for sale	85,394	15,822	300,766	20,775	10,403

Total loans, net	$9,704,094	$10,081,297	$11,403,177	$13,421,106	$12,806,766

(1)	During the fourth quarter of 2012, the classification of certain loans was revised to more accurately depict the nature of the underlying loans. This reclassification resulted in a net reduction in commercial and industrial loans of approximately $388.3 million, with a corresponding increase in commercial mortgage loans as the principal source of repayment for such loans is derived primarily from the operation of the underlying real estate collateral. The Corporation evaluated the impact of this reclassification on the provision for loan losses allocated to these portfolios and determined that the effect of this adjustment was not material to any previously reported results.

Lending Activities

As of December 31, 2012, the Corporation’s total loans, net of the allowance, decreased by $377.2 million, when compared with the balance as of December 31, 2011. The decrease from 2011 levels mainly was a result of pay-offs, repayments, foreclosures and charge-offs. The reduction was primarily related to C&I loan repayments, including a net reduction of $305.5 million from loans to governmental entities and a net reduction of $121.7 million in facilities granted to CPG/GS.

As shown in the table above, the 2012 loans held for investment portfolio comprised commercial (52%), residential real estate (27%), and consumer and finance leases (21%). Of the total gross loan portfolio held for investment of $10.1 billion as of December 31, 2012, approximately 86% has credit risk concentration in Puerto Rico, 7% in the United States (mainly in the state of Florida) and 7% in the Virgin Islands, as shown in the following table:

As of December 31, 2012	Puerto Rico	Virgin Islands	United States	Total
	(In thousands)
Residential mortgage loans	$2,092,450	$380,660	$274,107	$2,747,217

Commercial mortgage loans	1,486,648	62,981	334,169	1,883,798
Construction loans	241,775	98,040	22,060	361,875
Commercial and Industrial loans	2,618,815	122,104	52,238	2,793,157
Loans to local financial institutions collateralized by real estate mortgages	255,390	—	—	255,390

Total commercial loans	4,602,628	283,125	408,467	5,294,220
Finance leases	236,926	—	—	236,926
Consumer loans	1,692,878	51,213	31,660	1,775,751

Total loans held for investment	$8,624,882	$714,998	$714,234	$10,054,114
Loans held for sale	81,546	3,848	—	85,394

Total loans, gross	$8,706,428	$718,846	$714,234	$10,139,508

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

The following table sets forth certain additional data (including loan production) related to the Corporation’s loan portfolio net of the allowance for loan and lease losses as of the dates indicated:

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Beginning balance as of January 1	$10,081,297	$11,403,177	$13,421,106	$12,806,766	$11,609,578
Residential real estate loans originated and purchased	756,133	563,138	526,389	591,889	690,365
Construction loans originated and purchased	76,822	93,183	175,260	433,493	475,834
C&I and commercial mortgage loans originated and purchased	1,236,910	1,480,192	1,706,604	3,153,278	2,175,395
Finance leases originated	93,700	83,651	90,671	80,716	110,596
Consumer loans originated and purchased (1)	1,281,872	493,511	508,577	514,774	788,215

Total loans originated and purchased	3,445,437	2,713,675	3,007,501	4,774,150	4,240,405
Sales and securitizations of loans	(468,463)	(1,175,463)	(529,413)	(464,705)	(164,583)
Repayments and prepayments	(3,049,722)	(2,422,071)	(3,704,221)	(3,010,857)	(2,589,120)
Other decreases (2) (3)	(304,455)	(438,021)	(791,796)	(684,248)	(289,514)

Net (decrease) increase	(377,203)	(1,321,880)	(2,017,929)	614,340	1,197,188

Ending balance as of December 31	$9,704,094	$10,081,297	$11,403,177	$13,421,106	$12,806,766

Percentage (decrease) increase	(3.74)%	(11.59)%	(15.04)%	4.80%	10.31%

(1)	For 2012, includes the initial carrying value of $368.9 million related to the credit card portfolio acquired from FIA and $226.9 million of subsequent utilization activity on outstanding credit cards.
(2)	Includes, among other things, the change in the allowance for loan and lease losses and cancellation of loans due to the repossession of the collateral and loans repurchased.
(3)	For 2008, is net of $19.6 million of loans from the acquisition of Virgin Islands Community Bank.

Residential Real Estate Loans

As of December 31, 2012, the Corporation’s residential real estate loan portfolio held for investment decreased by $126.6 million as compared to the balance as of December 31, 2011, reflecting sales of $223.3 million of loans to FNMA and FHLMC, foreclosures of $63.2 million, charge-offs, and principal repayments, partially offset by loan originations during the period. The majority of the Corporation’s outstanding balance of residential mortgage loans consists of fixed-rate, fully amortizing, full documentation loans. In accordance with the Corporation’s underwriting guidelines, residential real estate loans are mostly fully documented loans, and the Corporation is not actively involved in the origination of negative amortization loans, or adjustable-rate mortgage loans. Refer to the “Contractual Obligations and Commitments” discussion below for additional information about outstanding commitments to sell mortgage loans.

Residential real estate loan production and purchases for the year ended December 31, 2012 increased by $193.0 million, compared to 2011, and increased by $36.7 million for 2011 compared to 2010. The increase in 2012 was primarily due to refinancings. The Corporation’s strategy is to penetrate markets by providing customers with a variety of high quality mortgage products. The Corporation’s residential mortgage loan originations are handle by FirstMortgage, its mortgage loan origination subsidiary. FirstMortgage supplements its internal direct originations through a strategic program to purchase ongoing residential mortgage loan production from mortgage bankers in Puerto Rico. Purchases of $206.7 million in 2012 were mainly conforming residential mortgage loans. Purchases of conforming residential mortgage loans provide the Corporation the flexibility to retain or sell the loans, including securitization transactions depending upon whether the Corporation wants to retain high-yielding loans and improve net interest margins or generate profits by selling loans. When the Corporation sells such loans, it generally keeps the servicing of the loans.

Commercial and Construction Loans

As of December 31, 2012, the Corporation’s commercial and construction loan portfolio held for investment decreased by $829.6 million, as compared to the balance as of December 31, 2011. The reduction was primarily related to C&I loan repayments, in both, Puerto Rico and the United States, including a net reduction of $305.5 million in loans granted to governmental entities and a $121.7 million reduction in facilities granted to CPG/GS. Additionally, the construction loan portfolio’s reduction of $66.0 million was led by the foreclosure of the collateral underlying two commercial projects in the Virgin Islands with an aggregate book value of $16.8 million (net of charge-offs of $4.9 million at the time of foreclosure), the foreclosure of two projects in Puerto Rico amounting to $16 million in the aggregate, and $23.0 million of charge-offs against one relationship in the Virgin Islands. The Corporation’s commercial loans are primarily variable- and adjustable-rate loans.

Total commercial and construction loans originated amounted to $1.3 billion for 2012, a decrease of $259.6 million when compared to originations during 2011. The decrease was mainly related to credit facilities extended to government entities. Originations related to government entities amounted to $212.4 million in 2012 compared to $438.8 million in 2011.

As of December 31, 2012, the Corporation had $158.4 million outstanding in credit facilities granted to the Puerto Rico government and/or its political subdivisions, down from $360.1 million as of December 31, 2011, and $35.5 million granted to the government of the Virgin Islands, down from $139.4 million as of December 31, 2011. A substantial portion of the credit facilities consist of loans to municipalities in Puerto Rico for which the good faith, credit, and unlimited taxing power of the applicable municipality have been pledged to their repayment. Another portion of these obligations consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power and water utilities. Public corporations have varying degrees of independence from the central government and many receive appropriations or other payments from it.

In addition to loans extended to government entities, the largest loan to one borrower as of December 31, 2012 in the amount of $255.4 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual real-estate loans, mostly 1-4 residential mortgage loans.

Construction loan originations decreased by $16.4 million in 2012, from $93.2 million in 2011, due to the strategic decision by the Corporation to reduce its exposure to construction projects in both Puerto Rico and the United States. The Corporation has significantly reduced its exposure to construction loans in its United States (Florida) operations and construction loan originations in Puerto Rico are mainly draws from existing commitments. More than 92% of the construction loan originations in 2012 were related to disbursements from previously established commitments.

The construction loan portfolio held for investment in Puerto Rico decreased by $17.2 million driven by foreclosures, charge-offs and repayments. In Florida, the construction portfolio decreased by $1.5 million, led by repayments, and, in the Virgin Islands, decreased by $47.5 million, led by foreclosures and charge-offs.

The composition of the Corporation’s construction loan portfolio held for investment as of December 31, 2012 by category and geographic location follows:

As of December 31,2012	Puerto Rico	Virgin Islands	United States	Total
	(In thousands)
Loans for residential housing projects:
High-rise (1)	$4,921	$—	$—	$4,921
Mid-rise (2)	26,202	4,877	37	31,116
Single-family, detached	29,845	—	2,839	32,684

Total for residential housing projects	60,968	4,877	2,876	68,721

Construction loans to individuals secured by residential properties	5,903	7,669	—	13,572
Loans for commercial projects	66,073	57,448	—	123,521
Bridge loans—residential	41,997	—	—	41,997
Bridge loans—commercial	—	13,700	12,397	26,097
Land loans—residential	35,637	11,623	6,788	54,048
Land loans—commercial	30,250	2,000	—	32,250
Working capital	1,395	1,041	—	2,436

Total before net deferred fees and allowance for loan losses	$242,223	$98,358	$22,061	$362,642
Net deferred fees	(448)	(318)	(1)	(767)

Total construction loan portfolio, gross	241,775	98,040	22,060	361,875
Allowance for loan losses	(32,963)	(17,066)	(11,571)	(61,600)

Total construction loan portfolio, net	$208,812	$80,974	$10,489	$300,275

(1)	For purposes of the above table, the high-rise portfolio is composed of buildings with more than 7 stories, composed of two projects in Puerto Rico.
(2)	Mid-rise relates to buildings of up to 7 stories.

The following table presents further information on the Corporation’s construction portfolio as of and for the year ended December 31, 2012:

Total undisbursed funds under existing commitments	$82,623

Construction loans held for investment in non-accrual status	$178,190

Net charge offs—Construction loans (1)	$40,741

Allowance for loan losses—Construction loans	$61,600

Non-performing construction loans to total construction loans	49.24%

Allowance for loan losses for construction loans to total construction loans	17.02%

Net charge-offs (annualized) to total average construction loans	10.49%

(1)	Includes net charge-offs of $15.4 million related to construction loans in Puerto Rico, $27.4 million related to construction loans in the Virgin Islands and $2.1 million recovery related to construction loans in Florida.

The following summarizes the construction loans for residential housing projects in Puerto Rico segregated by the estimated selling price of the units:

(In Thousands)
Construction loan portfolio:
Under $300k	$18,768
$300k – $600k	9,800
Over $600k (1)	32,400

$60,968

(1)	Mainly composed of four residential housing projects in Puerto Rico.

Consumer Loans and Finance Leases

As of December 31, 2012, the Corporation’s consumer loan and finance lease portfolio increased by $450.9 million, as compared to the portfolio balance as of December 31, 2011. This increase was primarily related to the completion on May 30, 2012 of the acquisition of an approximate $406 million portfolio of FirstBank-branded credit card loans from FIA. These loans were recorded on the Consolidated Statement of Financial Condition at the estimated fair value on the acquisition date of approximately $369 million, and the Corporation recognized a purchased credit card relationship intangible asset of $24.4 million ($23.5 million as of December 31, 2012). The carrying value of the credit cards portfolio as of December 31, 2012, net of a discount of $18.3 million, amounted to $359.6 million. Credit card loans continue to accrue finance charges and fees until charged-off at 180 days delinquent. During 2011, the Corporation executed several deleveraging strategies, principally sales of loans and investment securities, in order to preserve capital and comply with the written agreements with regulators. Our completion of the $525 million capital raise in October 2011 significantly improved our capital position and has allowed us to pursue other strategic initiatives designed to improve our financial condition. The acquisition of the credit card portfolio diversifies our revenue stream and the composition of our loan portfolio and provides opportunities to expand our net interest margin. The acquired portfolio consisted of 140,000 FirstBank-branded active credit card accounts, mainly Puerto Rico-based customers, that were issued under an agent bank agreement with FIA Card Services; therefore, the acquisition of this portfolio provides a significant opportunity to broaden and deepen our relationship with our customers and provides additional cross-sell opportunities for organic core deposit growth.

Other consumer loan products reflected increases during 2012, including a $78.6 million increase in the auto loan portfolio (including finance leases) and a $22.9 million increase in personal loans driven by an increased volume of originations.

Investment Activities

As part of its strategy to diversify its revenue sources and maximize its net interest income, First BanCorp maintains an investment portfolio that is classified as available for sale. The Corporation’s total investment securities portfolio as of December 31, 2012 amounted to $1.8 billion, a reduction of $191.4 million from December 31, 2011 mainly due to $194.5 million in PR government obligations called prior to their contractual maturity, maturities of $773 million of Treasury debt securities and PR government obligations, and MBS prepayments, partially offset by the purchase of approximately $713 million of U.S. Agency MBS and $240 million of FHLB notes.

Approximately 92% of the Corporation’s available-for-sale portfolio is invested in U.S. Government and Agency debentures and fixed-rate U.S. agency MBS (mainly FNMA, FHLMC and GNMA fixed-rate securities). The Corporation’s investment in equity securities is minimal, less than $0.1 million, which consists of common stock of a financial institution in Puerto Rico. As of December 31, 2012, the Corporation held approximately $71.2 million of Puerto Rico government obligations. The Commonwealth of Puerto Rico credit rating was downgraded by Moody’s in December 2012 to Baa3 with a negative outlook, with various factors noted, including the lack of clear growth catalysts, the fiscal budget deficits, and the financial condition of the public sector employee pension plans, which are significantly underfunded. In addition, in March 2013, S&P downgraded the Commonwealth of Puerto Rico rating to BBB-, one step from junk status, with a negative outlook. S&P based the decision on the result of an estimated fiscal 2013 budget gap, which S&P views as significantly larger than originally budgeted. These downgrades could have an adverse impact on economic conditions, but its ultimate impact is unpredictable and may not be immediately apparent.

The following table presents the carrying value of investments as of December 31, 2012 and 2011:

	2012	2011
	(In thousands)
Money market investments	$216,835	$239,669

Investment securities available-for-sale, at fair value:
U.S. government and agencies obligations	247,072	778,577
Puerto Rico government obligations	71,200	222,613
Mortgage-backed securities	1,412,774	921,024
Corporate bonds	—	1,013
Equity securities	31	41

	1,731,077	1,923,268

Other equity securities, including $37.4 million and $36.7 million of FHLB stock as of December 31, 2012 and 2011, respectively	38,757	37,951

Total money market and investment securities	$1,986,669	$2,200,888

Mortgage-backed securities as of December 31, 2012 and 2011, consisted of:

(In thousands)	2012	2011
Available-for-sale:
FHLMC certificates	$129,240	$26,148
GNMA certificates	604,672	762,006
FNMA certificates	627,636	71,664
Collateralized mortgage obligations issued or guaranteed by FHLMC	300	—
Other mortgage pass-through certificates	50,926	61,206

Total mortgage-backed securities	$1,412,774	$921,024

The carrying values of investment securities classified as available for sale as of December 31, 2012 by contractual maturity (excluding mortgage-backed securities and equity securities) are shown below:

(In thousands)	Carrying Amount	Weighted average yield %
U.S. government and agencies obligations
Due within one year	$7,499	0.17
Due after one year through five years	25,657	0.35
Due after five years through ten years	213,916	1.31

	247,072	1.18

Puerto Rico government obligations
Due after one year through five years	10,000	3.50
Due after five years through ten years	39,200	4.49
Due after ten years	22,000	5.78

	71,200	4.74

Total	318,272	1.97
Mortgage-backed securities	1,412,774	3.07
Equity securities	31	—

Total investment securities available-for-sale	$1,731,077	2.87

Total proceeds from the sale of securities during the years ended December 31, 2012 and 2011 amounted to approximately $1.9 million and $1.6 billion, respectively. Realized gross gains in 2011 amounted to $53.1 million, none in 2012. The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities as of December 31, 2012 and 2011 was $1.3 million.

For the years ended December 31, 2012 and 2011, the Corporation recorded OTTI charges through earnings of $2.0 million and $1.4 million, respectively, related to the credit loss portion of available-for-sale private label MBS. In addition, in the fourth quarter of 2012, the Corporation recorded an OTTI charge through earnings of $0.4 million related to its investment in a collateralized debt obligation. Refer to Note 4 to the Corporation’s audited financial statements for the year ended December 31, 2012 included in Item 8 of this Form 10-K for additional information regarding the Corporation’s evaluation of OTTI on available-for-sale securities.

Net interest income of future periods could be affected by prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on these securities, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration of the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. Approximately $194.5 million of fixed-income debt securities issued by Puerto Rico agencies, with an average yield of 4.20%, were called during 2012. As of December 31, 2012, the Corporation had approximately $80.3 million in debt securities (mainly U.S. agency debt securities) with embedded calls and with an average yield of 1.05%. Refer to the “Risk Management” section below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and of the interest rate risk management strategies followed by the Corporation. Also refer to Note 4 to the Corporation’s audited financial statements for the year ended December 31, 2012 included in Item 8 of this Form 10-K for additional information regarding the Corporation’s investment portfolio.

Investment Securities and Loans Receivable Maturities

The following table presents the maturities or repricings of the loan and investment portfolio as of December 31, 2012:

		2-5 Years		Over 5 Years
	One Year or Less	Fixed Interest Rates	Variable Interest Rates	Fixed Interest Rates	Variable Interest Rates	Total
	(In thousands)
Investments:
Money market investments	$216,835	$—	$—	$—	$—	$216,835
Mortgage-backed securities	56,573	2,569	—	1,353,632	—	1,412,774
Other securities (1)	70,257	35,657	—	275,116	—	381,030

Total investments	343,665	38,226	—	1,628,748	—	2,010,639

Loans: (2) (3)
Residential mortgage	921,214	278,116	—	1,630,640	—	2,829,970
C&I and commercial mortgage	4,183,356	393,384	143,038	215,208	—	4,934,986
Construction	326,603	14,205	—	21,067	—	361,875
Finance leases	82,340	152,095	—	2,491	—	236,926
Consumer	572,395	1,126,757	—	76,599	—	1,775,751

Total loans	6,085,908	1,964,557	143,038	1,946,005	—	10,139,508

Total earning assets	$6,429,573	$2,002,783	$143,038	$3,574,753	$—	$12,150,147

(1)	Equity securities available-for-sale, other equity securities and loans having no stated scheduled repayment date and no stated maturity were included under the “one year or less category.”
(2)	Scheduled repayments were reported in the maturity category in which the payment is due and variable rates were reported based on the next repricing date.
(3)	Non-accruing loans were included under the “one year or less category.”

Goodwill and other intangible assets

Business combinations are accounted for using the purchase method of accounting. Assets acquired and liabilities assumed are recorded at estimated fair value as of the date of acquisition. After initial recognition, any resulting intangible assets are accounted for as follows:

Goodwill

The Corporation evaluates goodwill for impairment on an annual basis, generally during the fourth quarter, or more often, if events or circumstances indicate there may be impairment. The Corporation evaluated goodwill for impairment as of October 1, 2012. Goodwill impairment testing is performed at the segment (or “reporting unit”) level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to a reporting unit, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill. The Corporation’s goodwill is mainly related to the acquisition of FirstBank Florida in 2005.

The Corporation bypassed the qualitative assessment test in 2012 and proceeded directly to perform the first step of the two-step goodwill impairment test. The first step (“Step 1”) involves a comparison of the estimated fair value of the reporting unit to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired. If the carrying value exceeds the estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of the impairment.

The second step (“Step 2”), if necessary, involves calculating an implied fair value of the goodwill for each reporting unit for which the first step indicated a potential impairment. The implied fair value of goodwill is determined in a manner similar to the calculation of the amount of goodwill in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.

In determining the fair value of a reporting unit, which is based on the nature of the business and the reporting unit’s current and expected financial performance, the Corporation uses a combination of methods, including market price multiples of comparable companies, as well as a discounted cash flow analysis (“DCF”). The Corporation evaluates the results obtained under each valuation methodology to identify and understand the key value drivers in order to ascertain that the results obtained are reasonable and appropriate under the circumstances.

The computations require management to make estimates and assumptions. Critical assumptions that are used as part of these evaluations include:

•	a selection of comparable publicly traded companies, based on size, performance, and asset quality;

•	the discount rate applied to future earnings, based on an estimate of the cost of equity;

•	the potential future earnings of the reporting unit; and

•	the market growth and new business assumptions.

For purposes of the market comparable approach, valuation was determined based on market multiples for comparable companies and market participant assumptions applied to the reporting unit to derive an implied value of equity.

For purposes of the DCF analysis approach, the valuation is based on estimated future cash flows. The financial projections used in the DCF analysis for the reporting unit are based on the most recent available data. The growth assumptions included in these projections are based on management’s expectations of the reporting unit’s financial prospects as well as particular plans for the entity (i.e., restructuring plans). The cost of equity was estimated using the capital asset pricing model using comparable companies, an equity risk premium, the rate of return of a “riskless” asset, a size premium based on the size of the reporting unit, and a specific company risk premium. The discount rate was estimated to be 13%. The resulting discount rate was analyzed in terms of reasonability given current market conditions.

The Step 1 evaluation of goodwill allocated to the Florida reporting unit, which is one level below the United States business segment, under both valuation approaches (market and DCF) indicated that the fair value of the unit was above the carrying amount of its equity book value as of the valuation date (October 1); which meant that Step 2 was not undertaken. Based on the analysis under both the income and market approaches, the estimated fair value of equity of the reporting units was $181.5 million, which is above the carrying amount of the unit, including goodwill, which approximated $160.4 million at evaluation date.

The Corporation engaged a third-party valuator to assist management in the annual evaluation of the Florida unit’s goodwill as of the October 1 valuation date. In reaching its conclusion on impairment, management discussed with the valuator the methodologies, assumptions, and results supporting the relevant values for the goodwill and determined that they were reasonable.

The goodwill impairment evaluation process requires the Corporation to make estimates and assumptions with regards to the fair value of reporting units. Actual values may differ significantly from these estimates. Such differences could result in future impairment of goodwill that would, in turn, negatively impact the Corporation’s results of operations and the profitability of the reporting unit where goodwill is recorded.

Goodwill was not impaired as of December 31, 2012 or 2011, nor was any goodwill written off due to impairment during 2012, 2011, and 2010.

Other Intangibles

Core deposits intangibles are amortized over their estimated lives, generally on a straight-line basis, and are reviewed periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

The Corporation performed impairment tests for the years ended December 31, 2012, 2011 and 2010 and determined that no impairment was needed to be recognized for other intangible assets.

In connection with the acquisition of the FirstBank-branded credit card loan portfolio in 2012, the Corporation recognized a purchased credit card relationship intangible of $24.5 million, which is being amortized on an accelerated basis based on the estimated attrition rate of the purchased credit card accounts, which reflects the pattern in which the economic benefits of the intangible asset are consumed. These benefits are consumed as the revenue stream generated by the cardholder relationship is realized.

RISK MANAGEMENT

General

Risks are inherent in virtually all aspects of the Corporation’s business activities and operations. Consequently, effective risk management is fundamental to the success of the Corporation. The primary goals of risk management are to ensure that the Corporation’s risk-taking activities are consistent with the Corporation’s objectives and risk tolerance and that there is an appropriate balance between risk and reward in order to maximize stockholder value.

The Corporation has in place a risk management framework to monitor, evaluate and manage the principal risks assumed in conducting its activities. First BanCorp.’s business is subject to eight broad categories of risks: (1) liquidity risk, (2) interest rate risk, (3) market risk, (4) credit risk, (5) operational risk, (6) legal and compliance risk, (7) reputational risk, and (8) contingency risk. First BanCorp. has adopted policies and procedures designed to identify and manage the risks to which the Corporation is exposed, specifically those relating to liquidity risk, interest rate risk, credit risk, and operational risk.

Risk Definition

Liquidity Risk

Liquidity risk is the risk to earnings or capital arising from the possibility that the Corporation will not have sufficient cash to meet its short-term liquidity demands such as from deposit redemptions or loan commitments. Refer to “—Liquidity and Capital Adequacy” section below for further details.

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

Operational Risk

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems or from external events. This risk is inherent across all functions, products and services of the Corporation. Refer to “—Operational Risk” section below for further details.

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

Risk Governance

The following discussion highlights the roles and responsibilities of the key participants in the Corporation’s risk management framework:

Board of Directors

The Board of Directors oversees the Corporation’s overall risk governance program with the assistance of the Board Committees discussed below.

Asset/Liability Committee

The Asset/Liability Committee of the Corporation is appointed by the Board of Directors to assist the Board of Directors in its oversight of the Corporation’s policies and procedures related to asset and liability management relating to funds management, investment management, liquidity, interest rate risk management, capital adequacy and use of derivatives. In doing so, the Committee’s primary functions involve:

•	The establishment of a process to enable the identification assessment, and management of risks that could affect the Corporation’s assets and liabilities management;

•	The identification of the Corporation’s risk tolerance levels for yield maximization relating to its assets and liabilities management;

•

The evaluation of the adequacy and effectiveness of the Corporation’s risk management process relating to the Corporation’s assets and liabilities management, including management’s role in that process; and

•	The evaluation of the Corporation’s compliance with its risk management process relating to the Corporation’s assets and liabilities management.

Credit Committee

The Credit Committee of the Board of Directors is appointed by the Board of Directors to assist the Board of Directors in its oversight of the Corporation’s policies and procedures related to all matters of the Corporation’s lending function. In doing so, the Committee’s primary functions involve the review of the quality of our credit portfolios and trends affecting the portfolio, oversight of the actions taken to ensure the adequacy of the allowance for credit losses, oversight of the effectiveness and administration of credit-related policies; and the approval of loans as required by our lending authorities.

Audit Committee

The Audit Committee of First BanCorp is appointed by the Board of Directors to assist the Board of Directors in fulfilling its responsibility to oversee management regarding:

•	The conduct and integrity of the Corporation’s financial reporting to any governmental or regulatory body, shareholders, other users of the Corporation’s financial reports and the public;

•	The performance of the Corporation’s internal audit function;

•	The Corporation’s internal control over financial reporting and disclosure controls and procedures;

•

The qualifications, engagement, compensation, independence and performance of the Corporation’s independent auditors, their conduct of the annual audit of the Corporation’s financial statements, and their engagement to provide any other services;

•	The Corporation’s legal and regulatory compliance;

•	The application of the Corporation’s related person transaction policy as established by the Board of Directors;

•	The application of the Corporation’s code of business conduct and ethics as established by management and the Board of Directors; and

•	The preparation of the Audit Committee report required to be included in the Corporation’s annual proxy statement by the rules of the SEC.

In performing this function, the Audit Committee is assisted by the Chief Risk Officer (“CRO”) and the Risk Management Committee (“RMC”), and other members of senior management.

Compliance Committee

The Compliance Committee of the Corporation is appointed by the Board of Directors to assist the Board of Corporation and the Bank in fulfilling its responsibility to ensure that the Corporation and the Bank comply with the provisions of the FDIC Order entered into with the FDIC and the OCIF and the Written Agreement entered into with the FED. Once the Regulatory Agreements are terminated by the FDIC, OCIF and the FED, the Committee will cease to exist.

Executive Risk Management Committee

The Executive Risk Management Committee is responsible for exercising oversight of information regarding FirstBanCorp’s enterprise risk management framework, including the significant policies, procedures, and practices employed to manage the identified risk categories, credit risk, operational risk, legal and regulatory risk, reputational risk and contingency risk. In carrying out its oversight responsibilities, each Committee member will be entitled to rely on the integrity and expertise of those people providing information to the Committee and on the accuracy and completeness of such information, absent actual knowledge of inaccuracy.

Regional Risk Management Committee

This is appointed by the Chief Risk Officer of the Corporation to assist the Corporation in overseeing, and receiving information regarding the Corporation’s policies, procedures and related practices relating to the Corporation’s identified risks in the regions of Puerto Rico, Florida and USVI and BVI. In so doing, the Regional Committee’s primary general functions involve:

•	The evaluation of different identified risks within the Regions to identify any gaps and the implementation of any necessary controls to close such gap;

•	The establishment of a process to enable the recognition assessment, and management of the risks that could affect the Regions; and

•	Ensure that the Executive Risk Management Committee receives appropriate information about the Corporation’s indentified risks within the Regions.

Other Management Committees

As part of its governance framework, the Corporation has various additional risk management related-committees. These committees are jointly responsible for ensuring adequate risk measurement and management in their respective areas of authority. At the management level, these committees include:

(1)	Management’s Investment and Asset Liability Committee (“MIALCO”)—oversees interest rate and market risk, liquidity management and other related matters. Refer to “—Liquidity Risk and Capital Adequacy and Interest Rate Risk Management” discussions below for further details.

(2)	Information Technology Steering Committee—is responsible for the oversight of and counsel on matters related to information technology, including the development of information management policies and procedures throughout the Corporation.

(3)	Bank Secrecy Act Committee—is responsible for oversight, monitoring and reporting of the Corporation’s compliance with the Bank Secrecy Act.

(4)	Credit Committees (Credit Management Committee and Delinquency Committee)—oversees and establishes standards for credit risk management processes within the Corporation. The Credit Management Committee is responsible for the approval of loans above an established size threshold. The Delinquency Committee is responsible for the periodic review of (1) past-due loans, (2) overdrafts, (3) non-accrual loans, (4) other real estate owned (“OREO”) assets, and (5) the bank’s watch list and non-performing loans.

(5)	Vendor Management Committee—oversees policies, procedures and related practices related to the Corporation’s vendor management efforts. The Vendor Management Committee’s primary functions involve the establishment of a process and procedures to enable the recognition, assessment, management and monitoring of vendor management risks.

(6)	The Community Reinvestment Act Executive Committee—is responsible for oversight, monitoring and reporting of the Corporation’s compliance with CRA regulatory requirements. The Bank is committed to develop programs and products that increase access to credit and create a positive impact on Low and Moderate Income (“LMI”) individuals and communities.

(7)	Anti-Fraud Committee—oversees, the Corporation’s policies, procedures and related practices relating to the Corporation’s anti-fraud measures.

Officers

As part of its governance framework, the following officers play a key role in the Corporation’s risk management process:

(1)	Chief Executive Officer is responsible for the overall risk governance structure of the Corporation.

(2)	Chief Risk Officer is responsible for the oversight of the risk management organization as well as risk governance processes. In addition, the CRO, with the collaboration of the Risk Assessment Manager manages the operational risk program.

(3)	Commercial Credit Risk Officer, Retail Credit Risk Officer, Chief Lending Officer and other senior executives, are responsible for managing and executing the Corporation’s credit risk program.

(4)	Chief Financial Officer, together with the Corporation’s Treasurer, manage the Corporation’s interest rate and market and liquidity risks programs and, together with the Corporation’s Chief Accounting Officer, are responsible for the implementation of accounting policies and practices in accordance with GAAP and applicable regulatory requirements. The Chief Financial Officer is assisted by the Risk Assessment Manager in the review of the Corporation’s internal control over financial reporting.

(5)	Chief Accounting Officer is responsible for the development and implementation of the Corporation’s accounting policies and practices and the review and monitoring of critical accounts and transactions to ensure that they are managed in accordance with GAAP and applicable regulatory requirements.

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

Liquidity Risk and Capital Adequacy, Interest Rate Risk, Credit Risk, and Operational, Legal and Regulatory Risk Management

The following discussion highlights First BanCorp.’s adopted policies and procedures for liquidity risk and capital adequacy, interest rate risk, credit risk, and operational, legal and regulatory risk.

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

The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. As of December 31, 2012, FirstBank could not pay any dividend to the parent company except upon receipt of prior approval by the FED because of the FDIC Order.

The Asset and Liability Committee of the Board of Directors is responsible for establishing the Corporation’s liquidity policy as well as approving operating and contingency procedures, and monitoring liquidity on an ongoing basis. The MIALCO, using measures of liquidity developed by management, which involve the use of several assumptions, reviews the Corporation’s liquidity position on a monthly basis. The MIALCO oversees liquidity management, interest rate risk and other related matters. The MIALCO, which reports to the Board of Directors’ Asset and Liability Committee, is composed of senior management officers, including the Chief Executive Officer, the Chief Financial Officer, the Chief Risk Officer, the Retail Financial Services Director, the Risk Manager of the Treasury and Investments Division, the Financial Analysis and Asset/Liability Director and the Treasurer. The Treasury and Investments Division is responsible for planning and executing the Corporation’s funding activities and strategy; monitoring liquidity availability on a daily basis and reviewing liquidity measures on a weekly basis. The Treasury and Investments Accounting and Operations area of the Comptroller’s Department is responsible for calculating the liquidity measurements used by the Treasury and Investment Division to review the Corporation’s liquidity position on a monthly basis; the Financial Analysis and Asset/Liability Director estimates the liquidity gap for longer periods.

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

The Corporation develops and maintains contingency funding plans. These plans evaluate the Corporation’s liquidity position under various operating circumstances and allow the Corporation to ensure that it will be able to operate through periods of stress when access to normal sources of funds is constrained. The plans project funding requirements during a potential period of stress, specify and quantify sources of liquidity, outline actions and procedures for effectively managing through a difficult period, and define roles and responsibilities. Under the Contingency Funding Plan, the Corporation stresses the balance sheet and the liquidity position to critical levels that imply difficulties in getting new funds or even maintaining the Corporation’s/Bank’s current funding position, thereby ensuring the Corporation’s/Bank’s ability to honor its commitments, and establishing liquidity triggers monitored by the MIALCO in order to maintain the ordinary funding of the banking business. Four different scenarios are defined in the Contingency Funding Plan: local market event, credit rating downgrade, an economic cycle downturn event, and a concentration event. They are reviewed and approved annually by the Board of Directors’ Asset and Liability Committee.

The Corporation manages its liquidity in a proactive manner, and maintains a sound liquidity position. Multiple measures are utilized to monitor the Corporation’s liquidity position, including core liquidity, basic liquidity, and time-based reserve measures. As of December 31, 2012, the estimated core liquidity ratio was approximately 9.24% of total assets, including un-pledged investment securities, and cash and cash equivalents. In addition at year-end, the Corporation had $306.8 million as available credit from the FHLB of New York. As of December 31, 2012, the basic liquidity ratio, which also includes the secured lines of credit was 11.59%. Unpledged liquid securities as of December 31, 2012 mainly consisted of fixed-rate MBS and U.S. agency debentures totalling approximately $274.9 million. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic liquidity computation. Most of the cash balances are deposited with the Federal Reserve and in money market investments generating interest income between 0.25% and 0.35%. As of December 31, 2012, the holding company had $41.3 million of cash and cash equivalents. Cash and cash equivalents at the Bank level as of December 31, 2012 were approximately $940.0 million. The Corporation maintained higher cash balances in the Federal Reserve during 2012 due to heightened regulatory liquidity expectations for the industry and a challenging interest rate environment. The Bank has $208.4 million in FHLB advances maturing over the next twelve months. In addition, it had $3.4 billion in brokered CDs as of December 31, 2012, of which $2.2 billion mature over the next twelve months. Liquidity at the Bank level is highly dependent on bank deposits, which fund 75.8% of the Bank’s assets

(or 50.0% excluding brokered CDs). The Corporation has continued to issue brokered CDs pursuant to temporary approvals received from the FDIC to renew or roll over brokered CDs up to certain amount through March 31, 2013. Management cannot be certain it will continue to obtain waivers from the restrictions to issue brokered CDs under the FDIC Order to meet its obligations and execute its business plans.

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

The Corporation has continued reducing the amounts of brokered CDs. The reductions in brokered CDs are consistent with the requirements of the FDIC Order that preclude the issuance of brokered CDs without FDIC approval and require a plan to reduce the amount of brokered CDs. Brokered CDs decreased $356.9 million to $3.4 billion as of December 31, 2012 from $3.7 billion as of December 31, 2011. At the same time as the Corporation focuses on reducing its reliance on brokered deposits, it is seeking to add core deposits.

The Corporation continues to have the support of creditors, including counterparties to repurchase agreements, the FHLB, and other agents such as wholesale funding brokers. While liquidity is an ongoing challenge for all financial institutions, management believes that the Corporation’s available borrowing capacity and efforts to grow retail deposits and the $525 million capital raise completed in 2011 will be adequate to provide the necessary funding for the Corporation’s business plans in the foreseeable future. Refer to “Capital” discussion below for additional information.

The Corporation’s principal sources of funding are:

Deposits

The following table presents the composition of total deposits:

	Weighted Average Rate as of December 31, 2012	As of December 31,
		2012	2011	2010
		(In thousands)
Savings accounts	0.81%	$2,295,766	$2,145,625	$1,938,475
Interest-bearing checking accounts	0.72%	1,108,053	1,066,753	1,012,009
Certificates of deposit	1.30%	5,623,340	5,989,587	8,440,574

Interest-bearing deposits	1.10%	9,027,159	9,201,965	11,391,058
Non-interest-bearing deposits		837,387	705,789	668,052

Total		$9,864,546	$9,907,754	$12,059,110

Interest-bearing deposits:
Average balance outstanding		$9,054,552	$10,441,750	$11,936,645
Non-interest-bearing deposits:
Average balance outstanding		$770,278	$702,690	$709,792
Weighted average rate during the period on interest-bearing deposits		1.42%	1.84%	2.08%

Brokered CDs—A large portion of the Corporation’s funding has been retail brokered CDs issued by FirstBank. Total brokered CDs decreased from $3.7 billion at December 31, 2011 to $3.4 billion as of December 31, 2012. Although all of the Bank’s regulatory capital ratios exceeded the established “well capitalized” levels at December 31, 2012, and the minimum capital requirements of the FDIC Order, because of the FDIC Order, FirstBank cannot be considered a “well capitalized” institution under regulatory guidance and cannot replace maturing brokered CDs without the prior approval of the FDIC. Since the issuance of the Order, the FDIC has granted the Bank quarterly waivers to enable it to continue accessing the brokered deposit market through March 31, 2013. The Bank will request approvals for future periods. The Corporation used proceeds from repayments of loans and investments to pay down maturing borrowings, including brokered CDs. Also, the Corporation successfully implemented its core deposit growth strategy that resulted in an increase of $313.7 million in non-brokered deposits during 2012.

The average remaining term to maturity of the retail brokered CDs outstanding as of December 31, 2012 is approximately 1.1 years. Approximately 0.13%, or $4.3 million, of the principal value of these certificates is callable at the Corporation’s option.

The use of brokered CDs has been particularly important for the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining regular retail deposits in Puerto Rico. The brokered CDs market is very competitive and liquid, and the Corporation has been able to obtain substantial amounts of funding in short periods of time. This strategy has enhanced the Corporation’s liquidity position, since the brokered CDs are insured by the FDIC up to regulatory limits and can be obtained faster compared to regular retail deposits. During 2012, the Corporation issued $2.3 billion in brokered CDs to renew maturing brokered CDs having an average all-in cost of 0.92%. Management believes it will continue to obtain waivers from the restrictions on the issuance of brokered CDs under the FDIC Order to meet its obligations and execute its business plans.

The following table presents a maturity summary of brokered and retail CDs with denominations of $100,000 or higher as of December 31, 2012:

Total
(In thousands)
Three months or less	$912,799
Over three months to six months	715,302
Over six months to one year	1,455,032
Over one year	1,662,040

Total	$4,745,173

CDs in denominations of $100,000 or higher include brokered CDs of $3.4 billion issued to deposit brokers in the form of large ($100,000 or more) CDs that are generally participated out by brokers in shares of less than $100,000 and are therefore insured by the FDIC. CDs with denominations of $100,000 or higher also include $5.6 million of deposits through the Certificate of Deposit Account Registry Service.

Retail deposits—The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. Total deposits, excluding brokered CDs, increased by $313.7 million to $6.5 billion from the balance of $6.2 billion as of December 31, 2011, reflecting increases in core-deposit products such as savings, interest-bearing checking accounts and non-interest bearing deposits primarily in Puerto Rico and the United States, as well as increases in government deposits. Refer to Note 14 in the Corporation’s audited financial statements for the year ended December 31, 2012 included in Item 8 of this Form 10-K for further details.

Refer to the “Net Interest Income” discussion above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarter and years ended December 31, 2012, 2011 and 2010.

Borrowings

As of December 31, 2012, total borrowings amounted to $1.64 billion as compared to $1.62 billion and $2.3 billion as of December 31, 2011 and 2010, respectively.

The following table presents the composition of total borrowings as of the dates indicated:

	Weighted Average Rate as of December 31, 2012	As of December 31,
		2012	2011	2010
		(Dollars in thousands)
Securities sold under agreements to repurchase	2.86%	$900,000	$1,000,000	$1,400,000
Advances from FHLB	2.26%	508,440	367,440	653,440
Notes payable	—	—	23,342	26,449
Other borrowings	2.92%	231,959	231,959	231,959

Total (1)		$1,640,399	$1,622,741	$2,311,848

Weighted average rate during the period		2.68%	3.64%	3.55%

(1)	Includes borrowings of $1.1 billion as of December 31, 2012 that have variable interest rates or have maturities within a year.

Securities sold under agreements to repurchase—The Corporation’s investment portfolio is funded in part with repurchase agreements. Securities sold under repurchase agreements were $900 million and $1 billion as of December 31, 2012 and December 31, 2011, respectively. During 2012, the Corporation restructured $200 million of repurchase agreements through amendments that include three-to-four year maturity extensions and are expected to result in additional reductions in the average cost of funding. These transactions contributed to improvements in the net interest margin. One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. All of the $900 million of repurchase agreements outstanding as of December 31, 2012 consisted of structured repurchase agreements. In addition to repos, the Corporation has been able to maintain access to credit by using cost-effective sources such as FHLB advances. Refer to Note 16 in the Corporation’s audited financial statements for the period ended December 31, 2012 included in Item 8 of this Form 10-K for further details about repurchase agreements outstanding by counterparty and maturities.

Under the Corporation’s repurchase agreements, as is the case with derivative contracts, the Corporation is required to pledge cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines due to changes in interest rates, a liquidity crisis or any other factor, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Given the quality of the collateral pledged, recently the Corporation has not experienced significant margin calls from counterparties arising from credit-quality-related write-downs in valuations and, as of December 31, 2012, it had only $0.5 million of cash equivalent instruments deposited in connection with collateralized interest rate swap agreements.

Advances from the FHLB—The Corporation’s Bank subsidiary is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages as collateral for advances taken. As of December 31, 2012 and 2011, the outstanding balance of FHLB advances was $508.4 million and $367.4 million, respectively. During the third quarter of 2012, the Corporation entered into $300 million of long-term FHLB advances with an average rate of 1.11%. Approximately $300.0 million of outstanding advances from the FHLB have maturities of over one year. At December 31, 2012, the Corporation had $306.8 million available for additional credit on FHLB lines of credit.

Though currently not in use, other sources of short-term funding for the Corporation include commercial paper and federal funds purchased. Furthermore, in previous years the Corporation entered into several financing transactions to diversify its funding sources, including the issuance of notes payable and junior subordinated debentures as part of its longer-term liquidity and capital management activities. No assurance can be given that these sources of liquidity will be available in the future and, if available, will be on comparable terms.

In 2004, FBP Statutory Trust I, a statutory trust that is wholly owned by the Corporation and not consolidated in the Corporation’s financial statements, sold to institutional investors $100 million of its variable rate trust-preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.1 million of FBP Statutory Trust I variable rate common securities, were used by FBP Statutory Trust I to purchase $103.1 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures.

Also in 2004, FBP Statutory Trust II, a statutory trust that is wholly owned by the Corporation and not consolidated in the Corporation’s financial statements, sold to institutional investors $125 million of its variable rate trust-preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.9 million of FBP Statutory Trust II variable rate common securities, were used by FBP Statutory Trust II to purchase $128.9 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures.

The trust-preferred debentures are presented in the Corporation’s consolidated statement of financial condition as Other Borrowings, net of related issuance costs. The variable rate trust-preferred securities are fully and unconditionally guaranteed by the Corporation. The $100 million Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and the $125 million issued in September 2004 mature on September 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Debentures may be shortened (such shortening would result in a mandatory redemption of the variable rate trust-preferred securities). The trust-preferred securities, subject to certain limitations, qualify as Tier I regulatory capital under current Federal Reserve rules and regulations. The Collins Amendment to the Dodd-Frank Act excludes trust-preferred securities from Tier 1 capital and has a provision to effectively phase-out the use of trust-preferred securities issued before May 19, 2010 as Tier 1 capital over a 3-year period. U.S. federal regulators recently postponed the adoption of the Basel III capital requirements indefinitely. At December 31, 2012, the Corporation had $225 million of trust-preferred securities that is subject to the proposed phase-out 3-year period under Basel III.

With respect to the outstanding subordinated debentures, the Corporation had elected to defer the interest payments that were due in March 2012, June 2012, September 2012, December 2012 and March 2013. The aggregate amount of payments deferred approximates $9.3 million. Future interest payments are subject to Federal Reserve approval.

The Corporation’s principal uses of funds are the origination of loans and the repayment of maturing deposits and borrowings. The Corporation has committed substantial resources to its mortgage-banking subsidiary, FirstMortgage Inc. As a result, the ratio of residential real estate loans as a percentage of total loans has increased over time from 14% at December 31, 2004 to 27% at December 31, 2012. Commensurate with the increase in its mortgage banking activities, the Corporation has also invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities. The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid in large part because of the sale or guarantee programs of the FHA, VA, HUD, FNMA and FHLMC. The Corporation obtained commitment authority to issue GNMA mortgage-backed securities from GNMA, and, under this program, the Corporation completed the securitization of approximately $239.8 million of FHA/VA mortgage loans into GNMA MBS during 2012. Any regulatory actions affecting GNMA, FNMA or FHLMC could adversely affect the secondary mortgage market.

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

The Corporation does not have any outstanding debt or derivative agreements that would be affected by credit downgrades. Furthermore, given our non-reliance on corporate debt or other instruments directly linked in terms of pricing or volume to credit ratings, the liquidity of the Corporation so far has not been affected in any material way by downgrades. The Corporation’s ability to access new non-deposit sources of funding, however, could be adversely affected by credit downgrades.

The Corporation’s credit as a long-term issuer is currently rated B+ by S&P and B- by Fitch Ratings Limited (“Fitch”). At the FirstBank subsidiary level, long-term issuer ratings are currently B3 by Moody’s, six notches below their definition of investment grade; B+ by S&P four notches below their definition of investment grade, and B- by Fitch, six notches below their definition of investment grade.

Cash Flows

Cash and cash equivalents were $946.9 million and $446.6 million at December 31, 2012 and 2011, respectively. These balances increased by $500.3 million from December 31, 2011 and increased by $76.3 million from December 31, 2010. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during 2012 and 2011.

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

For 2012 and 2011, net cash provided by operating activities was $228.9 million and $156.9 million, respectively. Net cash generated from operating activities was higher than net income reported largely as a result of adjustments for operating items such as the provision for loan and lease losses, depreciation and amortization, and sales of loans held for sale.

Cash Flows from Investing Activities

The Corporation’s investing activities primarily relate to originating loans to be HTM and purchasing, selling and repayments of available-for-sale and HTM investment securities. For the year ended December 31, 2012, net cash provided by investing activities was $305.1 million, primarily reflecting proceeds from loans (including sales and paydowns), proceeds from securities called and matured during 2012, and MBS prepayments. Proceeds from sales of loans and from repayments of loans and MBS were used in part to pay down maturing brokered CDs and other funding sources. The cash provided by investing activities in 2012 was lower than 2011 due to significant proceeds from sales of loans and securities in 2011 as part of the Corporation’s deleveraging strategies executed for capital preservation. In addition, the purchase of the credit card portfolio in 2012 impacted this figure as compared to 2011.

For 2011, net cash provided by investing activities was $2.2 billion, primarily reflecting proceeds from loans held for investment, proceeds from securities sold or called during 2011, and MBS prepayments. Proceeds from sales of securities and loans and from repayments of loans and MBS were used in part to pay down maturing brokered CDs and other funding sources and for the early cancellation of certain repurchase agreements and FHLB advances.

Cash Flows from Financing Activities

The Corporation’s financing activities primarily include the receipt of deposits and issuance of brokered CDs, the issuance and payments of long-term debt, the issuance of equity instruments and activities related to its short-term funding. In addition, the Corporation paid monthly dividends on its preferred stock and quarterly dividends on its common stock until it suspended dividends beginning in August 2009. During 2012, net cash used in financing activities was $33.6 million due to proceeds from new FHLB advances and the increase in nonbrokered deposits, partially offset by repayments of repurchase agreements, notes payable and brokered CDs.

In 2011, net cash used in financing activities was $2.4 billion due to paydowns of maturing brokered CDs coupled with the early repayments of repurchase agreements and related penalties as well as repayments of FHLB Advances and maturing notes payable. Partially offsetting these cash reductions were net proceeds of $466.9 million from the $525 million capital raise and $3 million from the rights offering (net of issuance costs and a $26.4 million payment of cumulative dividends on the Series G Preferred Stock converted to common stock in 2011).

Capital

The Corporation’s stockholders’ equity amounted to $1.5 billion as of December 31, 2012, an increase of $40.9 million compared to the balance as of December 31, 2011, driven by the net income of $29.8 million recorded in 2012, a $9.2 million increase in other comprehensive income due to higher unrealized gains on available-for-sale securities, and net proceeds of $1.0 million related to 165,000 shares of common stock sold to a director and 115,787 shares of common stock sold to institutional investors that exercised their anti-dilution rights. As a result of the Written Agreement with the FED, currently neither First BanCorp., nor FirstBank, is permitted to pay dividends on capital securities without prior approval. Refer to Item 1—Supervision and Regulation—Regulatory Agreements—for a description of the main provisions of the FDIC Order and the Written Agreement with the FED.

Although all the regulatory capital ratios exceeded the established “well capitalized” levels and the minimum capital requirements established by the Order, because of the Order with the FDIC, FirstBank cannot be treated as a “well capitalized” institution under regulatory guidance. Set forth below are First BanCorp.’s, and FirstBank’s regulatory capital ratios as of December 31, 2012 and December 31, 2011, based on existing established FED and FDIC guidelines.

		Banking Subsidiary
	First BanCorp	FirstBank	To be well capitalized	Consent Order Requirements over time
As of December 31, 2012
Total capital (Total capital to risk-weighted assets)	17.82%	17.35%	10.00%	12.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	16.51%	16.04%	6.00%	10.00%
Leverage ratio	12.60%	12.25%	5.00%	8.00%
As of December 31, 2011
Total capital (Total capital to risk-weighted assets)	17.12%	16.58%	10.00%	12.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	15.79%	15.25%	6.00%	10.00%
Leverage ratio	11.91%	11.52%	5.00%	8.00%

Earnings generation continues to strengthen the Corporation’s and the Bank’s capital position and the reduction of risk-weighted assets, driven by the reduction in commercial loans that carried a 100% risk weighting for purposes of the capital ratios calculation, also contributed to the improved ratios. The increase in the leverage ratio was also derived from the reduction in average total assets.

In March 2011, the Corporation submitted an updated Capital Plan to the regulators. The Capital Plan contemplated a $350 million capital raise through the issuance of new common shares for cash, and other actions to reduce the Corporation’s and the Bank’s risk-weighted assets, strengthen their capital positions, and meet the minimum capital ratios required under the FDIC Order.

On October 7, 2011, the Corporation successfully completed a private placement of $525 million in shares of common stock. The proceeds from the capital raise amounted to approximately $490 million (net of offering costs), of which $435 million was contributed to the Corporation’s wholly owned banking subsidiary, FirstBank. The completion of the capital raise allowed the conversion of the 424,174 shares of the Corporation’s Series G Preferred Stock, held by the Treasury, into 32.9 million shares of common stock at a conversion price of $9.66. This conversion required for completion the payment of $26.4 million for past due undeclared cumulative dividends on the Series G Preferred Stock as required by the agreement with the Treasury.

Furthermore, on December 8, 2011, the Corporation completed a rights offering in which the Corporation issued an additional 888,781 shares of common stock at $3.50 per share, and received proceeds of $3.3 million.

With the $525 million capital infusion, the conversion to common stock of the Series G Preferred Stock held by the U.S. Treasury, and the issuance of an additional $3.3 million of capital in the rights offering (after deducting estimated offering expenses and the $26.4 million payment of cumulative dividends on the Series G Preferred Stock), the Corporation increased its total common equity by approximately $834 million. Prior to the capital raise, deleveraging strategies incorporated into the Capital Plan and completed during the year ended December 31, 2011 that significantly affected the financial results of the prior year include:

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

On February 14, 2013, the Corporation commenced the Exchange Offer relating to its issuance of up to 10,087,488 newly issued shares of its common stock in exchange for any and all of the issued and outstanding shares of its Series A through E Preferred Stock ($63 million in aggregate liquidation preference value).

The tangible common equity ratio and tangible book value per common share are non-GAAP measures generally used by the financial community to evaluate capital adequacy. Tangible common equity is total equity less preferred equity, goodwill, core deposit intangibles, and purchased credit card relationship intangible assets. Tangible assets are total assets less goodwill, core deposit intangibles, and purchased credit card relationship intangible assets. Refer to—“Basis of Presentation”—section below for additional information.

The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets for the years ended December 31, 2012 and 2011, respectively:

(In thousands, except ratios and per share information)	December 31, 2012	December 31, 2011
Total equity—GAAP	$1,485,023	$1,444,144
Preferred equity	(63,047)	(63,047)
Goodwill	(28,098)	(28,098)
Purchased credit card relationship	(23,511)	—
Core deposit intangible	(9,335)	(11,689)

Tangible common equity	$1,361,032	$1,341,310

Total assets—GAAP	$13,099,741	$13,127,275
Goodwill	(28,098)	(28,098)
Purchased credit card relationship	(23,511)	—
Core deposit intangible	(9,335)	(11,689)

Tangible assets	$13,038,797	$13,087,488

Common shares outstanding	206,235	205,134

Tangible common equity ratio	10.44%	10.25%
Tangible book value per common share	$6.60	$6.54

The Tier 1 common equity to risk-weighted assets ratio is calculated by dividing (a) Tier 1 capital less capital other than common stock, including qualifying perpetual preferred stock and qualifying trust preferred securities, by (b) risk-weighted assets, which assets are calculated in accordance with applicable bank regulatory requirements. The Tier 1 common equity ratio is not required by GAAP or on a recurring basis by applicable bank regulatory requirements. Management is currently monitoring this ratio, along with the other ratios discussed above, in evaluating the Corporation’s capital levels and believes that, at this time, the ratio may continue to be of interest to investors.

The following table reconciles stockholders’ equity (GAAP) to Tier 1 common equity:

(In thousands)	December 31, 2012	December 31, 2011
Total equity—GAAP	$1,485,023	$1,444,144
Qualifying preferred stock	(63,047)	(63,047)
Unrealized gain on available-for-sale securities (1)	(28,476)	(19,234)
Goodwill	(28,098)	(28,098)
Core deposit intangible	(9,335)	(11,689)
Cumulative change gain in fair value of liabilities accounted for under a fair value option	—	(2,009)
Other disallowed assets	(4,032)	(922)

Tier 1 common equity (2)	$1,352,035	$1,319,145

Total risk-weighted assets	$9,933,719	$10,180,226
Tier 1 common equity to risk-weighted assets ratio	13.61%	12.96%

(1)	Tier 1 capital excludes net unrealized gains (losses) on available-for-sale debt securities and net unrealized gains on available-for-sale equity securities with readily determinable fair values, in accordance with regulatory risk-based capital guidelines. In arriving at Tier 1 capital, institutions are required to deduct net unrealized losses on available-for-sale equity securities with readily determinable fair values, net of tax.
(2)	Approximately $11 million and $13 million of the Corporation’s deferred tax assets as of December 31, 2012 and 2011, respectively, was included without limitation in regulatory capital pursuant to the risk-based capital guidelines. According to regulatory capital guidelines, the deferred tax assets that are dependent upon future taxable income are limited for inclusion in Tier 1 capital to the lesser of: (i) the amount of such deferred tax asset that the entity expects to realize within one year of the calendar quarter end-date, based on its projected future taxable income for that year or (ii) 10% of the amount of the entity’s Tier 1 capital. Approximately $6 million of the Corporation’s other net deferred tax liability as of December 31, 2012 and $8 million as of December 31, 2011 represented primarily the deferred tax effects of unrealized gains and losses on available-for-sale debt securities, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines.

Off -Balance Sheet Arrangements

In the ordinary course of business, the Corporation engages in financial transactions that are not recorded on the balance sheet, or may be recorded on the balance sheet in amounts that are different from the full contract or notional amount of the transaction. These transactions are designed to (1) meet the financial needs of customers, (2) manage the Corporation’s credit, market or liquidity risks, (3) diversify the Corporation’s funding sources, and (4) optimize capital.

As a provider of financial services, the Corporation routinely enters into commitments with off-balance-sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance-sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. As of December 31, 2012, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $1.6 billion, (including $1.0 billion pertaining to credit card loans) and $59.8 million, respectively. Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporations do not enter into interest rate lock agreements with prospective borrowers in connection with mortgage banking activities.

Contractual Obligations and Commitments

The following table presents the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments As of December 31, 2012
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In thousands)
Contractual obligations: (1)
Certificates of deposit	$5,623,340	$3,653,685	$1,687,021	$277,571	$5,063
Securities sold under agreements to repurchase	900,000	—	—	700,000	200,000
Advances from FHLB	508,440	208,440	—	300,000	—
Other borrowings	231,959	—	—	—	231,959
Operating leases	47,112	7,752	12,928	9,788	16,644
Other contractual obligations	8,528	5,947	2,581	—	—

Total contractual obligations	$7,319,379	$3,875,824	$1,702,530	$1,287,359	$453,666

Commitments to sell mortgage loans	$29,614	$29,614

Standby letters of credit	$17,956	$17,956

Commitments to extend credit:
Lines of credit	$1,494,447	$1,494,447
Letters of credit	41,819	41,819
Commitments to originate loans	85,364	85,364

Total commercial commitments	$1,621,630	$1,621,630

(1)	$3.5 million of tax liability, including accrued interest of $1.1 million, associated with UTBs has been excluded due to the high degree of uncertainty regarding the timing of future cash flows associated with such obligations.

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

Lehman was the counterparty to the Corporation on certain interest rate swap agreements. During the third quarter of 2008, Lehman failed to pay the scheduled net cash settlement due to the Corporation, which constituted an event of default under those interest rate swap agreements. The Corporation terminated all interest rate swaps with Lehman and replaced them with other counterparties under similar terms and conditions. In connection with the unpaid net cash settlement under the swap agreements, the Corporation has an unsecured counterparty exposure with Lehman, which filed for bankruptcy on October 3, 2008, of approximately $1.4 million. This exposure was reserved in the third quarter of 2008. The Corporation had pledged collateral with a $63.6 million face value to guarantee its performance under the swap agreements in the event payment thereunder was required.

Since the second quarter of 2009, the Corporation has maintained a non-performing asset with a book value of $64.5 million in addition to accrued interest of $2.1 million related to the collateral pledged with Lehman. The Corporation believes that the securities pledged as collateral should not be part of the Lehman bankruptcy estate given the fact that the posted collateral constituted a performance guarantee under the swap agreements and was not part of a financing agreement, and that ownership of the securities was never transferred to Lehman. Upon termination of the interest rate swap agreements, Lehman’s obligation was to return the collateral to the Corporation. During the fourth quarter of 2009, the Corporation discovered that Lehman Brothers, Inc., acting as agent of Lehman, had deposited the securities in a custodial account at JP Morgan Chase, and that, shortly before the filing of the Lehman bankruptcy proceedings, it had provided instructions to have most of the securities transferred to Barclays in New York. After Barclays’s refusal to turn over the securities, the Corporation filed a lawsuit against Barclays in federal court in New York demanding the return of the securities in December 2009. During February 2010, Barclays filed a motion with the court requesting that the Corporation’s claim be dismissed on the grounds that the allegations of the complaint are not sufficient to justify the granting of the remedies therein sought. Shortly thereafter, the Corporation filed its opposition motion. A hearing on the motions was held in court on April 28, 2010. The court, on that date, after hearing the arguments by both sides, concluded that the Corporation’s equitable-based causes of action, upon which the return of the investment securities is being demanded, contain allegations that sufficiently plead facts warranting the denial of Barclays’ motion to dismiss the Corporation’s claim. Accordingly, the judge ordered the case to proceed to trial.

Subsequent to the court decision, the district court judge transferred the case to the Lehman bankruptcy court for trial. Discovery pursuant to that case management plan has been completed. The parties filed dispositive motions on September 13, 2012. Oppositions to such motions and replies thereto were filed in October 2012 and November 2012, respectively. On January 16, 2013, a hearing for oral arguments was held in bankruptcy court. Upon conclusion of the hearing, the judge informed the parties that the matter would be taken under advisement with a written ruling to be issued subsequently. The Corporation may not succeed in its litigation against Barclays to recover all or a substantial portion of the securities.

Additionally, the Corporation continues to pursue its claim filed in January 2009 in the proceedings under the Securities Protection Act with regard to Lehman Brothers Incorporated in the United States Bankruptcy Court for the Southern District of New York.

Because the Corporation has not had the benefit of the use of the investment securities pledged to Lehman (i.e., ability to sell, pledge, or transfer), and because the Corporation has not received principal or interest payments since 2008 (after the collapse of Lehman), the appropriate carrying value of these securities has been under review with our regulators, with recent heightened concern due to the complex and lengthy litigation regarding this matter. If, as a result of these discussions, developments in the litigation, or for other reasons, the Corporation should determine that it is probable that the asset has been impaired and that it needs to recognize a partial or full loss for the investment securities pledged to Lehman, such an action would adversely affect the Corporation’s results of operations in the period in which such action is taken. The Corporation expects to reassess the recoverability of the asset upon the resolution of the dispositive motions filed with the court.

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

The Corporation performs on a quarterly basis a consolidated net interest income simulation analysis to estimate the potential change in future earnings from projected changes in interest rates. These simulations are carried out over a one-to-five-year time horizon, assuming upward and downward yield curve shifts. The rate scenarios considered in these disclosures reflect gradual upward and downward interest rate movements of 200 basis points during a twelve-month period. Simulations are carried out in two ways:

(1)	Using a static balance sheet, as the Corporation had it on the simulation date, and

(2)	Using a dynamic balance sheet based on recent patterns and current strategies.

The balance sheet is divided into groups of assets and liabilities detailed by maturity or repricing structure and their corresponding interest yields and costs. As interest rates rise or fall, these simulations incorporate expected future lending rates, current and expected future funding sources and costs, the possible exercise of options, changes in prepayment rates, deposit decay and other factors, which may be important in projecting net interest income.

The Corporation uses a simulation model to project future movements in the Corporation’s balance sheet and income statement. The starting point of the projections generally corresponds to the actual values on the balance sheet on the date of the simulations.

These simulations are highly complex, and are based on many assumptions that are intended to reflect the general behavior of the balance sheet components over the period in question. It is unlikely that actual events will match these assumptions in all cases. For this reason, the results of these forward-looking computations are only approximations of the true sensitivity of net interest income to changes in market interest rates. Several benchmark and market rate curves were used in the modeling process, primarily the LIBOR/SWAP curve, Prime, Treasury, and FHLB rates, Brokered CDs rates, repurchase agreements rates and the Mortgage Commitment Rate of 30 years. Rate indices are assumed to remain constant at the December 31, 2012 levels, under the flat rate scenario; a gradual (ramp) parallel upward shift of the yield curve is assumed during the first twelve months of the projection for the +200 ramp scenario. Under the falling rate scenario, rates move downward 200 bps, close to zero in most cases, reflecting a flattening curve instead of a parallel downward scenario. The Libor/Swap curve for December 2012, as compared to December 2011, showed an average decrease of 25 basis points in the short-term horizon, between one to twelve months, while market rates increase an average of 24 basis points in the long-term horizon. The Treasury curve showed an average increase of 3 basis points in the short-term horizon, while market rates showed a decrease of 6 basis points in the long term horizon, as compared to the December 31, 2011 levels.

The following table presents the results of the simulations as of December 31, 2012 and December 31, 2011. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives and liabilities measured at fair value:

	December 31, 2012 Net Interest Income Risk (Projected for the next 12 months)				December 31, 2011 Net Interest Income Risk (Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	Change	% Change	Change	% Change	Change	% Change	Change	% Change
+ 200 bps ramp	$13.0	2.53%	$9.0	1.72%	$19.2	4.47%	$29.2	6.74%
- 200 bps ramp	$(2.5)	(0.48)%	$(4.5)	(0.85)%	$(3.8)	(0.88)%	$3.7	0.85%

The Corporation continues to manage its balance sheet structure to control the overall interest rate risk. As part of the Corporation’s balance sheet restructuring strategies, the net interest income and the exposure at different market scenarios is different, as compared with 2011 year-end levels. The major changes during 2012 were mainly driven by the increase in excess liquidity, loans paid-off and repayments, a decrease in investment securities due to maturities, calls and MBS repayments levels, an increase in consumer loans due to the acquisition of the $406 million credit cards portfolio, the restructuring and maturity of repurchase agreements and the decrease in brokered CDs. The Corporation continues reducing its reliance on brokered CDs with the intend to grow its core deposits base at lower costs, while adjusting the mix of its funding sources to better match the expected average life of its the assets.

Taking into consideration the above-mentioned facts for modeling purposes, the net interest income for the next twelve months under a nonstatic balance sheet scenario is estimated to increase by $9.0 million in a gradual parallel upward move of 200 basis points when compared against the Corporation’s flat or unchanged interest rate forecast scenario.

Following the Corporation’s risk management policies, modeling of the downward “parallel” rates moves by anchoring the short end of the curve (falling rates with a flattening curve) was performed, even though, given the current level of rates as of December 31, 2012, some market interest rates were projected to be close to zero. Under this scenario, the net interest income for the next twelve months in a nonstatic balance sheet scenario is estimated to decrease by $4.5 million.

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

Interest rate swaps—Interest rate swap agreements generally involve the exchange of fixed-and-floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of December 31, 2012, most of the interest rate swaps outstanding are used for protection against rising interest rates. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.

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

Forward Contracts—Forward contracts are sales of to-be-announced mortgage-backed securities that will settle over the standard delivery date and do not qualify as “regular way” security trades. Regular-way security trades are contracts with no net settlement provision and no market mechanism to facilitate net settlement and they provide for delivery of a security within the time generally established by regulations or conventions in the market-place or exchange in which the transaction is being executed. The forward sales are considered derivative instruments that need to be marked-to-market. These securities are used to hedge the FHA/VA residential mortgage loans securitizations of the mortgage-banking operations. Unrealized gains (losses) are recognized as part of mortgage banking activities in the Consolidated Statement of Income (Loss).

For detailed information regarding the volume of derivative activities (e.g. notional amounts), location and fair values of derivative instruments in the Statement of Financial Condition and the amount of gains and losses reported in the Statement of Income (Loss), refer to Note 31 in the Corporation’s audited financial statements for the year ended December 31, 2012 included in Item 8 of this Form 10-K.

The following tables summarize the fair value changes in the Corporation’s derivatives as well as the sources of the fair values:

	Asset Derivatives	Liability Derivatives
(In thousands)	Year Ended December 31, 2012	Year Ended December 31, 2012
Fair value of contracts outstanding at the beginning of the year	$1,277	$(7,834)
Changes in fair value during the year	(986)	2,053

Fair value of contracts outstanding as of December 31, 2012	$291	$(5,781)

Sources of Fair Value

	Payment Due by Period
(In thousands)	Maturity Less Than One Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value
As of December 31, 2012
Pricing from observable market inputs—Asset Derivatives	$3	$288	$—	$—	$291
Pricing from observable market inputs—Liability Derivatives	(161)	(290)	(5,330)	—	(5,781)

	$(158)	$(2)	$(5,330)	$—	$(5,490)

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

As of December 31, 2012 and 2011, all of the derivative instruments held by the Corporation were considered economic undesignated hedges.

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

Set forth below is a detailed analysis of the Corporation’s credit exposure by counterparty with respect to derivative instruments outstanding as of December 31, 2012 and December 31, 2011.

(In thousands)	As of December 31, 2012
Counterparty	Rating (1)	Notional	Total Exposure at Fair Value (2)	Negative Fair Value	Total Fair Value	Accrued interest receivable (payable)
Interest rate swaps with rated counterparties:
JP Morgan	A	$32,658	$—	$(5,486)	$(5,486)	$—

Other Derivatives:
Other Derivatives (3)		11,439	291	(295)	(4)	(128)

Total		$44,097	$291	$(5,781)	$(5,490)	$(128)

(In thousands)	As of December 31, 2011
Counterparty	Rating (1)	Notional	Total Exposure at Fair Value (2)	Negative Fair Value	Total Fair Values	Accrued Interest receivable (payable)
Interest rate swaps with rated counterparties:
JP Morgan	A	$34,347	$—	$(6,386)	$(6,386)	$—
Credit Suisse First Boston	A+	2,720	—	(381)	(381)	—
Goldman Sachs	A-	6,515	899	—	899	—
Morgan Stanley	A-	107,894	—	—	—	—

		151,476	899	(6,767)	(5,868)	—
Other Derivatives:
Other Derivatives (3)		136,128	378	(1,067)	(689)	(166)

Total		$287,604	$1,277	$(7,834)	$(6,557)	$(166)

(1)	Based on the S&P and Fitch Long Term Issuer Credit Ratings.
(2)	For each counterparty, this amount includes derivatives with positive fair value excluding the related accrued interest receivable/payable.
(3)	Credit exposure with several counterparties for which a credit rating is not readily available and forward contracts.

The discounting of cash flows is performed using U.S. dollar LIBOR-based discount rates or yield curves that account for the industry sector and the credit rating of the counterparty and/or the Corporation. Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments for 2012 and 2011 was immaterial.

Credit Risk Management

First BanCorp. is subject to credit risk mainly with respect to its portfolio of loans receivable and off-balance-sheet instruments, mainly derivatives and loan commitments. Loans receivable represents loans that First BanCorp. holds for investment and, therefore, First BanCorp. is at risk for the term of the loan. Loan commitments represent commitments to extend credit, subject to specific conditions, for specific amounts and maturities. These commitments may expose the Corporation to credit risk and are subject to the same review and approval process as for loans. Refer to “Contractual Obligations and Commitments” above for further details. The credit risk of derivatives arises from the potential of the counterparty’s default on its contractual obligations. To manage this credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. For further details and information on the Corporation’s derivative credit risk exposure, refer to “—Interest Rate Risk Management” section above. The Corporation manages its credit risk through its credit policy, underwriting, independent loan review and quality control procedures, statistical analysis, comprehensive financial analysis, and established management committees. The Corporation also employs proactive collection and loss mitigation efforts. Furthermore, personnel performing structured loan workout functions are responsible for mitigating defaults and minimizing losses upon default within each region and for each business segment. In the case of the C&I, commercial mortgage and construction loan portfolios, the Special Asset Group (“SAG”) focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of REO. In addition to the management of the resolution process for problem loans, the SAG oversees collection efforts for all loans to prevent migration to the non-performing and/or adversely classified status. The SAG utilizes relationship officers, collection specialists and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary.

The Corporation may also have risk of default in the securities portfolio. The securities held by the Corporation are principally fixed-rate U.S. agency mortgage-backed securities and Treasury and agency securities. Thus, a substantial portion of these instruments is backed by mortgages, a guarantee of a U.S. government-sponsored entity or the full faith and credit of the U.S. government.

Management, consisting of the Corporation’s Commercial Credit Risk Officer, Retail Credit Risk Officer, Chief Lending Officer and other senior executives, has the primary responsibility for setting strategies to achieve the Corporation’s credit risk goals and objectives. These goals and objectives are documented in the Corporation’s Credit Policy.

Allowance for Loan and Lease Losses and Non-performing Assets

Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents the estimate of the level of reserves appropriate to absorb inherent credit losses. The amount of the allowance was determined by empirical analysis and judgments regarding the quality of each individual loan portfolio. All known relevant internal and external factors that affected loan collectability were considered, including analyses of historical charge-off experience, migration patterns, changes in economic conditions, and changes in loan collateral values. For example, factors affecting the economies of Puerto Rico, Florida (USA), the USVI and the BVI may contribute to delinquencies and defaults above the Corporation’s historical loan and lease losses. Such factors are subject to regular review and may change to reflect updated performance trends and expectations, particularly in times of severe stress such as have been experienced since 2008. The process includes judgmental and quantitative elements that may be subject to significant change. There is no certainty that the allowance will be adequate over time to cover credit losses in the portfolio because of continued adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries or markets. To the extent actual outcomes differ from our estimates, the credit quality of our customer base materially decreases, the risk profile of a market, industry, or group of customers changes materially, or the allowance is determined to not be adequate, additional provisions for credit losses could be required, which could adversely affect our business, financial condition, liquidity, capital, and results of operations in future periods.

The allowance for loan and lease losses provides for probable losses that have been identified with specific valuation allowances for individually evaluated impaired loans and probable losses believed to be inherent in the loan portfolio that have not been specifically identified. Internal risk ratings are assigned to each business loan at the time of approval and are subject to subsequent periodic reviews by the Corporation’s senior management. The allowance for loan and lease losses is reviewed on a quarterly basis as part of the Corporation’s continued evaluation of its asset quality. Refer to “Critical Accounting Policies—Allowance for Loan and Lease Losses” section above for additional information about the methodology used by the Corporation to determine specific reserves and the general valuation allowance.

The allowance for loan losses to total loans for the residential mortgage loan portfolio increased from 2.39% at December 31, 2011 to 2.49% at December 31, 2012, while the allowance to total loans for the C&I portfolio increased from 3.98% at December 31, 2011 to 4.82% at December 31, 2012. For the commercial mortgage loan portfolio, the reserve coverage decreased from 6.96% at December 31, 2011 to 5.19% at December 31, 2012 driven by improved trends in charge-offs, the reduction in adversely classified loans, and stabilization of collateral values primarily in the Unites States region. The construction loans reserve coverage ratio decreased from 21.36% as of December 31, 2011 to 17.02% at December 31, 2012 due to decreases in non-performing loans and lower charge-off activity, while the consumer and finance leases reserve coverage ratio decreased from 3.87% as of December 31, 2011 to 3.02% at December 31, 2012 due to decreases in delinquency levels and historical loss rates. This ratio was also impacted by the recent acquisition of the $406 million credit cards portfolio which was recorded at a fair value of approximately $369 million at the time of the acquisition, which reflected a credit component.

Substantially all of the Corporation’s loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is located in Puerto Rico, the USVI, BVI or the U.S. mainland (mainly in the state of Florida), the performance of the Corporation’s loan portfolio and the value of the collateral supporting the transactions are dependent upon the performance of and conditions within each specific area’s real estate market. The real estate market in Puerto Rico experienced readjustments in value driven by the loss of income due to higher unemployment, reduced demand and general adverse economic conditions. The Corporation sets adequate loan-to-value ratios upon original approval following its regulatory and credit policy standards. The real estate market for the USVI has declined mostly due to the effect of the slow stateside economy and due to the increase in inventory after the closing of the Hovensa refinery in St. Croix. In Florida, we operate mostly in Miami, where home prices have improved during the last year mostly driven by tighter inventories, a higher demand from foreign investors, and a decrease in distressed property sales.

As shown in the following table, the allowance for loan and lease losses amounted to $435.4 million at December 31, 2012, or 4.33% of total loans compared with $493.9 million, or 4.68% of total loans at December 31, 2011. Refer to the “Provision for Loan and Lease Losses” discussion above for additional information.

The following table sets forth an analysis of the activity in the allowance for loan and lease losses during the periods indicated:

Year Ended December 31,	2012	2011	2010		2009	2008
	(Dollars in thousands)
Allowance for loan and lease losses, beginning of year	$493,917	$553,025	$528,120		$281,526	$190,168

Provision (release) for loan and lease losses:
Residential mortgage	36,531	45,339	93,883		45,010	13,032
Commercial mortgage	(778)	54,513	119,815	(1)	73,861	8,269
Commercial and Industrial	38,773	78,711	68,336	(2)	143,697	35,032
Construction	10,955	40,174	300,997	(3)	264,246	53,109
Consumer and finance leases	35,018	17,612	51,556		53,044	81,506

Total provision for loan and lease losses	120,499	236,349	634,587		579,858	190,948

Charge-offs:
Residential mortgage	(37,944)	(39,826)	(62,839)		(28,934)	(6,256)
Commercial mortgage	(21,779)	(51,207)	(82,708	) (4)	(25,871)	(3,664)
Commercial and Industrial	(49,521)	(69,783)	(99,724	) (5)	(35,696)	(25,911)
Construction	(45,008)	(103,131)	(313,511	) (6)	(183,800)	(7,933)
Consumer and finance leases	(43,735)	(45,478)	(64,219)		(70,121)	(73,308)

	(197,987)	(309,425)	(623,001)		(344,422)	(117,072)

Recoveries:
Residential mortgage	1,089	835	121		73	—
Commercial mortgage	810	90	1,288		667	—
Commercial and Industrial	3,605	2,921	1,251		1,188	1,678
Construction	4,267	2,371	358		200	198
Consumer and finance leases	9,214	7,751	10,301		9,030	6,875

	18,985	13,968	13,319		11,158	8,751

Net charge-offs	(179,002)	(295,457)	(609,682)		(333,264)	(108,321)

Other adjustments (7)	—	—	—		—	8,731

Allowance for loan and lease losses, end of year	$435,414	$493,917	$553,025		$528,120	$281,526

Allowance for loan and lease losses to year end total loans held for investment	4.33%	4.68%	4.74%		3.79%	2.15%
Net charge-offs to average loans outstanding during the year	1.74%	2.68%	4.76	% (8)	2.48%	0.87%
Provision for loan and lease losses to net charge-offs during the year	0.67x	0.80x	1.04x	(9)	1.74x	1.76x

(1)	Includes provision of $11.3 million associated with loans transferred to held for sale in 2010.
(2)	Includes provision of $8.6 million associated with loans transferred to held for sale in 2010.
(3)	Includes provision of $83.0 million associated with loans transferred to held for sale in 2010.
(4)	Includes charge-offs of $29.5 million associated with loans transferred to held for sale in 2010.
(5)	Includes charge-offs of $8.6 million associated with loans transferred to held for sale in 2010.
(6)	Includes charge-offs of $127.0 million associated with loans transferred to held for sale in 2010.
(7)	For 2008, carryover of the allowance for loan losses related to the $218 million auto loan portfolio acquired from Chrysler.
(8)	Includes net charge-offs totaling $165.1 million associated with loans transferred to held for sale. Total net charge-offs to average loans, excluding charge-offs associated with loans transferred to held for sale, was 3.60% in 2010.
(9)	Provision for loan and lease losses to net charge-offs, excluding provision and net charge-offs relating to loans transferred to held for sale, was 1.20x for the year ended December 31, 2010.

The following table sets forth information concerning the allocation of the Corporation’s allowance for loan and lease losses by loan category and the percentage of loan balances in each category to the total of such loans as of December 31 of the years indicated:

	2012		2011		2010		2009		2008
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential mortgage	$68,354	27%	$68,678	27%	$62,330	29%	$31,165	26%	$15,016	27%
Commercial mortgage loans	97,692	19%	108,992	15%	105,596	14%	67,201	11%	18,544	12%
Construction loans	61,600	4%	91,386	4%	151,972	6%	164,128	11%	83,482	12%
Commercial and Industrial loans (including loans to local financial institutions)	146,900	30%	164,490	39%	152,641	36%	182,778	38%	73,589	33%
Consumer loans and finance leases	60,868	20%	60,371	15%	80,486	15%	82,848	14%	90,895	16%

	$435,414	100%	$493,917	100%	$553,025	100%	$528,120	100%	$281,526	100%

The following table sets forth information concerning the composition of the Corporation’s allowance for loan and lease losses as of December 31, 2012 and 2011 by loan category and by whether the allowance and related provisions were calculated individually or through a general valuation allowance:

As of December 31, 2012

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	C&I Loans	Construction Loans	Consumer and Finance Leases	Total
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$122,056	$44,495	$35,673	$21,179	$2,615	$226,018
Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	462,663	310,030	284,357	159,504	22,722	1,239,276
Allowance for loan and lease losses	47,171	50,959	80,167	39,572	3,880	221,749
Allowance for loan and lease losses to principal balance	10.20%	16.44%	28.19%	24.81%	17.08%	17.89%
PCI loans:
Carrying value of PCI loans	—	—	—	—	10,602	10,602
Allowance for PCI loans	—	—	—	—	—	—
Allowance for PCI loans to carrying value	—	—	—	—	—	—
Loans with general allowance:
Principal balance of loans	2,162,498	1,529,273	2,728,517	181,192	1,976,738	8,578,218
Allowance for loan and lease losses	21,183	46,733	66,733	22,028	56,988	213,665
Allowance for loan and lease losses to principal balance	0.98%	3.06%	2.45%	12.16%	2.88%	2.49%
Total loans held for investment:
Principal balance of loans	$2,747,217	$1,883,798	$3,048,547	$361,875	$2,012,677	$10,054,114
Allowance for loan and lease losses	68,354	97,692	146,900	61,600	60,868	435,414
Allowance for loan and lease losses to principal balance (1)	2.49%	5.19%	4.82%	17.02%	3.02%	4.33%

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	C&I Loans	Construction Loans	Consumer and Finance Leases	Total
As of December 31, 2011
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$181,081	$13,797	$40,453	$33,759	$2,840	$271,930
Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	423,340	354,954	223,572	213,388	20,192	1,235,446
Allowance for loan and lease losses	48,566	59,167	58,652	44,768	3,749	214,902
Allowance for loan and lease losses to principal balance	11.47%	16.67%	26.23%	20.98%	18.57%	17.39%
Loans with general allowance:
Principal balance of loans	2,269,364	1,196,660	3,866,491	180,716	1,538,785	9,052,016
Allowance for loan and lease losses	20,112	49,824	105,838	46,618	56,623	279,015
Allowance for loan and lease losses to principal balance	0.89%	4.16%	2.74%	25.80%	3.68%	3.08%
Total loans held for investment:
Principal balance of loans	$2,873,785	$1,565,411	$4,130,516	$427,863	$1,561,817	$10,559,392
Allowance for loan and lease losses	68,678	108,991	164,490	91,386	60,372	493,917
Allowance for loan and lease losses to principal balance	2.39%	6.96%	3.98%	21.36%	3.87%	4.68%

(1)	Loans used in the denominator include PCI loans of $10.6 million as of December 31, 2012. However, the Corporation separately tracks and reports PCI loans and excludes these loans from delinquent loans, non-performing loans, impaired loans, TDRs and non-performing assets statistics.

The following tables show the activity for impaired loans held for investment and related specific reserve during 2012:

2012
(In thousands)
Impaired Loans:
Balance at beginning of period	$1,507,376
Loans determined impaired during the period	374,034
Net charge-offs	(130,061)
Loans sold, net of charge-offs	(4,451)
Loans transferred to held for sale	(1,688)
Increases to impaired loans—additional disbursements	43,852
Foreclosures	(144,904)
Loans no longer considered impaired	(46,615)
Paid in full or partial payments	(132,249)

Balance at end of period	$1,465,294

2012
(In thousands)
Specific Reserve:
Balance at beginning of period	$214,902
Provision for loan losses	136,908
Net charge-offs	(130,061)

Balance at end of period	$221,749

On May 30, 2012, the Corporation reentered the credit card business with the acquisition of an approximate $406 million portfolio of FirstBank-branded credit card loans from FIA. These loans were recorded on the Consolidated Statement of Financial Condition at estimated fair value on the acquisition date of $368.9 million. The Corporation concluded that a portion of these loans acquired were PCI loans. PCI loans are acquired loans with evidence of credit quality deterioration since origination for which it is probable at the date of purchase that the Corporation will be unable to collect all contractually required payments. The loans that the Corporation concluded were credit impaired had a contractual outstanding unpaid principal and interest balance of $34.6 million and an estimated fair value of $15.7 million at the time of acquisition. Given that the initial fair value of these loans included an estimate of credit losses expected to be realized over the remaining lives of the loans, the Corporation’s subsequent accounting for PCI loans differs from the accounting for non-PCI loans, therefore, the Corporation separately tracks and reports PCI loans and excludes these loans from delinquent loans, non-performing loans, impaired loans, TDRs and non-performing asset statistics.

Credit Quality

Credit quality performance in 2012 continued its slow but steady pace of improvement. Total non-performing loans decreased by $165.3 million led by foreclosures, charge-offs, principal repayments, modified loans restored to accrual status and a decrease in the inflows of non-performing loans. Total non-performing assets, which include repossessed assets, decreased by $99.1 million, or 7%. Total delinquencies, which include all loans 30 days or more past due and non-accrual loans, decreased by $179.2 million during 2012, and the level of adversely classified commercial and construction loans held for investment decreased by $183.3 million or 15%.

Non-performing Loans and Non-performing Assets

Total non-performing assets consist of non-performing loans (generally loans held for investment or loans held for sale on which the recognition of interest income has been discontinued when the loan became 90 days past due or earlier if the full and timely collection of interest or principal is uncertain), foreclosed real estate and other repossessed properties, as well as non-performing investment securities. When a loan is placed in non-performing status, any interest previously recognized and not collected is reversed and charged against interest income.

Non-performing Loans Policy

Residential Real Estate Loans—The Corporation classifies real estate loans in non-performing status when interest and principal have not been received for a period of 90 days or more.

Commercial and Construction Loans—The Corporation places commercial loans (including commercial real estate and construction loans) in non-performing status when interest and principal have not been received for a period of 90 days or more or when collection of all of the principal or interest is not expected due to deterioration in the financial condition of the borrower.

Finance Leases—Finance leases are classified in non-performing status when interest and principal have not been received for a period of 90 days or more.

Consumer Loans—Consumer loans are classified in non-performing status when interest and principal have not been received for a period of 90 days or more. Credit card loans continue to accrue finance charges and fees until charged-off at 180 days delinquent.

PCI Loans—PCI loans were recorded at fair value at acquisition. Since the initial fair value of these loans included an estimate of credit losses expected to be realized over the remaining lives of the loans, the subsequent accounting for PCI loans differs from the accounting for non-PCI loans. The Corporation, therefore, separately tracks and reports PCI loans and excludes these from its delinquency and non-performing statistics.

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

Other Repossessed Property

The other repossessed property category generally includes repossessed boats and autos acquired in settlement of loans. Repossessed boats and autos are recorded at the lower of cost or estimated fair value.

Other Non-Performing Assets

This category consists of assets pledged to Lehman at their book value.

Past- Due Loans 90 days and still accruing

These are accruing loans that are contractually delinquent 90 days or more. These past-due loans are either current as to interest but delinquent in the payment of principal or are insured or guaranteed under applicable FHA and VA programs.

TDRs are classified as either accrual or nonaccrual loans. A loan on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure generally for a minimum of six months, and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loans being returned to accrual at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan.

The following table presents non-performing assets as of the dates indicated:

	2012	2011	2010		2009	2008
	(Dollars in thousands)
Non-performing loans held for investment:
Residential mortgage	$313,626	$338,208	$392,134		$441,642	$274,923
Commercial mortgage	214,780	240,414	217,165		196,535	85,943
Commercial and industrial	230,090	270,171	317,243		241,316	58,358
Construction	178,190	250,022	263,056		634,329	116,290
Finance leases	3,182	3,485	3,935		5,207	6,026
Consumer	35,693	36,062	45,456		44,834	45,635

Total non-performing loans held for investments	975,561	1,138,362	1,238,989		1,563,863	587,175

OREO	185,764	114,292	84,897		69,304	37,246
Other repossessed property	10,107	15,392	14,023		12,898	12,794
Other assets (1)	64,543	64,543	64,543		64,543	—

Total non-performing assets excluding loans held for sale	1,235,975	1,332,589	1,402,452		1,710,608	637,215
Non-performing loans held for sale	2,243	4,764	159,321		—	—

Total non-performing assets, including loans held for sale (2)	$1,238,218	$1,337,353	$1,561,773		$1,710,608	$637,215

Past due loans 90 days and still accruing (3)	$142,012	$130,816	$144,113		$165,936	$471,364
Non-performing assets to total assets	9.45%	10.19%	10.02	% (4)	8.71%	3.27%
Non-performing loans held for investment to total loans held for investment	9.70%	10.78%	10.63%		11.23%	4.49%
Allowance for loan and lease losses	$435,414	$493,917	$553,025		$528,120	$281,526
Allowance to total non-performing loans held for investment	44.63%	43.39%	44.64%		33.77%	47.95%
Allowance to total non-performing loans held for investment, excluding residential real estate loans	65.78%	61.73%	65.30%		47.06%	90.16%

(1)	Collateral pledged with Lehman Brothers Special Financing, Inc.
(2)	Amounts exclude purchased credit impaired loans with a carrying value as of December 31, 2012 of approximately $10.6 million acquired as part of the credit card portfolio purchased in 2012.
(3)	It is the Corporation’s policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $35.3 million of residential mortgage loans insured by the FHA or guaranteed by the VA, which are over 18 months delinquent, that are no longer accruing interest as of December 31, 2012.
(4)	Non-performing assets, excluding non-performing loans held for sale, to total assets, excluding non-performing loans transferred to held for sale, was 9.03% as of December 31, 2010.

The following table shows non-performing assets by geographic segment:

	2012	2011	2010	2009	2008
	(Dollars in thousands)
Puerto Rico:
Non-performing loans held for investment:
Residential mortgage	$281,086	$297,595	$330,737	$376,018	$244,843
Commercial mortgage	172,534	170,949	177,617	128,001	61,459
Commercial and industrial	215,985	261,189	307,608	229,039	54,568
Construction	99,383	137,478	196,948	385,259	71,127
Finance leases	3,182	3,485	3,935	5,207	6,026
Consumer	32,529	34,888	43,241	40,132	40,313

Total non-performing loans held for investment	804,699	905,584	1,060,086	1,163,656	478,336

OREO	145,683	85,788	67,488	49,337	22,012
Other repossessed property	10,070	15,283	13,839	12,634	12,221
Other Assets	64,543	64,543	64,543	64,543	—

Total non-performing assets, excluding loans held for sale	1,024,995	1,071,198	1,205,956	1,290,170	512,569
Non-performing loans held for sale	2,243	4,764	159,321	—	—

Total non-performing assets, including loans held for sale (1)	$1,027,238	$1,075,962	$1,365,277	$1,290,170	$512,569

Past-due loans 90 days and still accruing	$137,288	$118,888	$142,756	$128,016	$220,270
Virgin Islands:
Non-performing loans held for investment:
Residential mortgage	$18,054	$11,470	$9,655	$9,063	$8,492
Commercial mortgage	11,232	12,851	7,868	11,727	1,476
Commercial and industrial	12,905	7,276	6,078	8,300	2,055
Construction	72,648	110,594	16,473	2,796	4,113
Consumer	804	518	927	3,540	3,688

Total non-performing loans held for investment	115,643	142,709	41,001	35,426	19,824

OREO	24,260	7,200	2,899	470	430
Other repossessed property	17	67	108	221	388

Total non-performing assets,	$139,920	$149,976	$44,008	$36,117	$20,642

Past-due loans 90 days and still accruing	$4,068	$11,204	$1,358	$23,876	$27,471
United States:
Non-performing loans held for investment:
Residential mortgage	$14,486	$29,143	$51,742	$56,561	$21,588
Commercial mortgage	31,014	56,614	31,680	56,807	23,007
Commercial and industrial	1,200	1,706	3,557	3,977	1,736
Construction	6,159	1,950	49,635	246,274	41,050
Consumer	2,360	656	1,288	1,162	1,634

Total non-performing loans held for investment	55,219	90,069	137,902	364,781	89,015

OREO	15,821	21,304	14,510	19,497	14,804
Other repossessed property	20	42	76	43	185

Total non-performing assets	$71,060	$111,415	$152,488	$384,321	$104,004

Past-due loans 90 days and still accruing	$656	$724	$—	$14,044	$223,623

(1)	Amount excludes purchased credit impaired loans with a carrying value as of December 31, 2012 of approximately $10.6 million acquired as part of the credit cards portfolio purchased in 2012.

Total non-performing loans were $977.8 billion at December 31, 2012, which represented 9.70% of total loans held for investment. This represents a decrease of $165.3 million, or 14%, from $1.14 billion, or 10.78% of total loans held for investment at December 31, 2011.

Non-performing construction loans decreased by $76.6 million, or 30%, from the end of the fourth quarter of 2011, mainly due to the transfer to REO of properties acquired in foreclosure aggregating approximately $40.2 million and charge-offs. Most of the foreclosures were concentrated in four projects in Puerto Rico and the Virgin Islands. Total inflows of non-performing construction loans of $21.4 million during 2012 decreased by $123.1 million compared to inflows of $144.5 million in 2011.

C&I non-performing loans decreased by $38.9 million, or 14%, when compared to the balance at December 31, 2011, reflecting primarily net charge-offs of $45.9 million and foreclosures of approximately $35.2 million. Borrowers’ payments and payoffs and modified loans restored to accrual status after a sustained period of performance also contributed to the decrease in non-performing C&I loans. The decline was primarily in Puerto Rico. Total inflows of non-performing C&I loans of $81.1 million during 2012 decreased by $49.3 million compared to inflows of $130.4 million in 2011.

Non-performing residential mortgage loans decreased by $24.6 million, or 5%, from December 31, 2011. The decrease was driven by several factors, including: (i) loans brought current, (ii) foreclosures of approximately $63.1 million, and (iii) the restoration to accrual status of modified loans that successfully completed a trial performance period aggregating approximately $37 million. Borrowers’ payments, payoffs and charge-offs also contributed to the decrease. The level of inflows of non-performing residential mortgage loans was approximately $199.3 million during 2012, however, the level of inflows decreased 19% from $246.7 million for 2011. Approximately $170.6 million, or 54%, of total non-performing residential mortgage loans have been written down to their net realizable value.

Non-performing commercial mortgage loans, including non-performing commercial loans held for sale, decreased by $24.6 million, or 10%, from December 31, 2011, reflecting primarily net charge-offs of $21.0 million, foreclosures of $27.8 million, restoration to accrual status of modified loans after a sustained performance period of $15.4 million, and the sale of $4.8 million of loans in the United States. Total inflows of non-performing commercial mortgage loans of $61.5 million during 2012 decreased by $115.2 million compared to inflows of $176.7 million in 2011.

The levels of non-performing consumer loans, including finance leases, showed a $0.6 million decrease during 2012. The decrease was mainly related to a reduction in the auto financing category.

At December 31, 2012, approximately $260.2 million of the loans placed in non-accrual status, mainly construction and commercial loans, were current, or had delinquencies of less than 90 days in their interest payments, including $197.2 million of TDRs maintained in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectibility. Collections on these loans are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

During the year ended December 31, 2012, interest income of approximately $10.3 million related to non-performing loans with a carrying value of $648.2 million as of December 31, 2012, mainly non-performing construction and commercial loans, was applied against the related principal balances under the cost-recovery method.

The allowance for non-performing loans held for investment ratio as of December 31, 2012 was 44.63%, compared to 43.39% as of December 31, 2011. As of December 31, 2012, approximately $248.8 million, or 26%, of total non-performing loans held for investment have been charged-off to their net realizable value as shown in the following table.

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	C&I Loans	Construction Loans	Consumer and Finance Leases	Total
As of December 31, 2012
Non-performing loans held for investment charged off to realizable value	$170,555	$7,194	$25,925	$43,943	$1,219	$248,836
Other non-performing loans held for investment	143,071	207,586	204,165	134,247	37,656	726,725

Total non-performing loans held for investment	$313,626	$214,780	$230,090	$178,190	$38,875	$975,561

Allowance to non-performing loans held for investments	21.79%	45.48%	63.84%	34.57%	156.57%	44.63%
Allowance to non-performing loans held for investments, excluding non-performing loans charged off to realizable value	47.78%	47.06%	71.95%	45.89%	161.64%	59.91%
As of December 31, 2011
Non-performing loans held for investment charged off to realizable value	$233,703	$21,925	$70,462	$70,959	$2,605	$399,654
Other non-performing loans held for investment	104,505	218,489	199,709	179,063	36,942	738,708

Total non-performing loans held for investment	$338,208	$240,414	$270,171	$250,022	$39,547	$1,138,362

Allowance to non-performing loans held for investments	20.31%	45.33%	60.88%	36.55%	152.66%	43.39%
Allowance to non-performing loans held for investments, excluding non-performing loans charged off to realizable value	65.72%	49.88%	82.36%	51.04%	163.42%	66.86%

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program, as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans in the U.S. mainland, fit the definition of TDRs. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of December 31, 2012, the Corporation’s total TDR loans of $941.7 million consisted of $411.9 million of residential mortgage loans, $133.1 million of commercial and industrial loans,

$287.7 million of commercial mortgage loans, $86.2 million of construction loans, and $22.9 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $3.3 million as of December 31, 2012.

The Corporation’s loss mitigation programs for residential mortgage and consumer loans can provide for one or a combination of the following: movement of interest past due to the end of the loan, extension of the loan term, deferral of principal payments for a significant period of time, and reduction of interest rates either permanently (offered up to 2010) or for a period of up to two years (step-up rates). Additionally, in rare cases, the restructuring may provide for the forgiveness of contractually due principal or interest. Uncollected interest is added to the end of the loan term at the time of the restructuring and not recognized as income until collected or when the loan is paid off. These programs are available only to those borrowers who have defaulted, or are likely to default, permanently on their loan and would lose their homes in foreclosure action absent some lender concession. Nevertheless, if the Corporation is not reasonably assured that the borrower will comply with its contractual commitment, properties are foreclosed.

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a three-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered binding trial modifications are classified as TDR when the trial offer is made and continue to be classified as TDR regardless of whether the borrower enters into a permanent modification. At December 31, 2012, we classified an additional $6.3 million of residential mortgage loans as TDRs that were participating in or had been offered a trial modification.

For the commercial real estate, commercial and industrial, and the construction portfolios, at the time of the restructuring, the Corporation determines, on a loan-by-loan basis, whether a concession was granted for economic or legal reasons related to the borrower’s financial difficulty. Concessions granted for commercial loans could include: reductions in interest rates to rates that are considered below market; extension of repayment schedules and maturity dates beyond original contractual terms; waivers of borrower covenants; forgiveness of principal or interest; or other contract changes that would be considered a concession. The Corporation mitigates loan defaults for its commercial loan portfolios through its collections function. The function’s objective is to minimize both early stage delinquencies and losses upon default of commercial loans. In the case of commercial and industrial, commercial mortgage, and construction loan portfolios, the SAG focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of REO. In addition to the management of the resolution process for problem loans, the SAG oversees collection efforts for all loans to prevent migration to the non-performing and/or adversely classified status. The SAG utilizes relationship officers, collection specialists, and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary. The SAG utilizes its collections infrastructure of workout collection officers, credit workout specialists, in-house legal counsel, and third-party consultants. In the case of residential construction projects and large commercial loans, the function also utilizes third-party specialized consultants to monitor the residential and commercial construction projects in terms of construction, marketing and sales, and restructuring of large commercial loans. In addition, the Corporation extends, renews, and restructures loans with satisfactory credit profiles. Many commercial loan facilities are structured as lines of credit, which are mainly one year in term and therefore are required to be renewed annually. Other facilities may be restructured or extended from time to time based upon changes in the borrower’s business needs, use of funds, the timing of the completion of projects, and other factors. If the borrower is not deemed to have financial difficulties, extensions, renewals, and restructurings are done in the normal course of business and not considered concessions, and the loans continue to be recorded as performing.

TDRs are classified as either accrual or nonaccrual loans. A loan on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure generally for a minimum of six months and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loans being returned to accrual at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Loan modifications increase the Corporation’s interest income by returning a non-performing loan to performing status, if applicable, increase cash flows by providing for payments to be made by the borrower, and avoid increases in foreclosure and REO costs. The Corporation continues to consider a modified loan as an impaired loan for purposes of estimating the allowance for loan and lease losses.

The following table provides a breakdown between accrual and nonaccrual of TDRs:

	December 31, 2012
(In thousands)	Accrual	Nonaccrual (1)	Total TDRs
Non- FHA/VA Residential Mortgage loans	$287,198	$124,686	$411,884
Commercial Mortgage Loans	163,079	124,584	287,663
Commercial and Industrial Loans	36,688	96,381	133,069
Construction Loans	2,554	83,639	86,193
Consumer Loans—Auto	6,615	4,817	11,432
Finance Leases	1,900	119	2,019
Consumer Loans—Other	6,744	2,726	9,470

Total Troubled Debt Restructurings	$504,778	$436,952	$941,730

(1)	Included in non-accrual loans are $197.2 million in loans that are performing under the terms of the restructuring agreement but are reported in non-accrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectibility.

The REO portfolio, which is part of non-performing assets, increased by $71.5 million. The following table shows the activity during the year ended December 31, 2012 of the REO portfolio by geographic region and type of property:

	As of December 31, 2012
	Puerto Rico			Virgin Islands			Florida			Consolidated
(In thousands)	Residential	Commercial	Construction	Residential	Commercial	Construction	Residential	Commercial	Construction
Beginning Balance	$55,381	$24,629	$5,778	$6,520	$—	$680	$5,710	$11,613	$3,981	$114,292
Additions	59,506	51,040	22,771	128	4,244	17,388	3,585	10,769	—	169,431
Sales	(37,956)	(8,897)	(3,147)	(1,566)	(1,183)	—	(7,418)	(9,259)	(1,145)	(70,571)
Fair value adjustments	(10,573)	(10,968)	(1,881)	(1,280)	(43)	(629)	(437)	(1,337)	(240)	(27,388)

	$66,358	$55,804	$23,521	$3,802	$3,018	$17,439	$1,440	$11,786	$2,596	$185,764

The over 90-day delinquent, but still accruing loans, excluding loans guaranteed by the U.S. government, increased during 2012 by $3.1 million to $48.7 million, or 0.48% of total loans held for investment at December 31, 2012. Loans 30 to 89 days delinquent decreased by $27.6 million to $246.1 million as of December 31, 2012.

Net Charge-offs and Total Credit Losses

Total net charge-offs for 2012 were $179.0 million, or 1.74% of average loans. This was down $116.5 million, or 39%, from $295.5 million, or 2.68% of average loans, in 2011.

Construction loans net charge-offs for 2012 were $40.7 million, or 10.49% of related average loans, compared to $100.8 million, or 16.33% of related average loans, in 2011. Approximately $27.4 million, of the construction loans net charge-offs in 2012 were in the Virgin Islands, including charge-offs of $23.0 million related to a commercial project. In Puerto Rico, construction loans net charge-offs of $15.4 million in 2012 include an individual charge-off of $7.6 million related to a commercial project. The United States construction loan portfolio reflected a net recovery of $2.1 million, including a $1.5 million recovery related to a residential land loan that was fully charged-off previously. The construction portfolio in Florida has been considerably reduced over the past three years to $22.1 million as of December 31, 2012.

C&I loan net charge-offs in 2012 were $45.9 million, or 1.21% of related average loans, down from $66.9 million, or 1.57% of related average loans, in 2011. Substantially all of the charge-offs recorded in 2012 were in Puerto Rico spread through several industries. Approximately 67%, or $30.9 million, of the net charge-offs in 2012 were related to 12 relationships with individual charge-offs in excess of $1 million.

Commercial mortgage loan net charge-offs in 2012 were $21.0 million, or 1.41% of related average loans, down from $51.1 million, or 3.21% of related average loans, in 2011. Commercial mortgage loans net charge-offs in 2012 were $14.5 million in Puerto Rico and $6.5 million in the United States. Most of the charge-offs were concentrated in five relationships with individual charge-offs in excess of $1 million. Commercial mortgage loan net charge-offs in 2012 include $1.4 million related to loans transferred to held for sale and $1.8 million related to non-performing loans sold in the United States.

Residential mortgage loan net charge-offs were $36.9 million, or 1.32% of related average loans compared to $39.0 million, or 1.32% of related average loans in 2011. Approximately $19.9 million in charge-offs for 2012 ($17.7 million in Puerto Rico, $1.6 million in Florida and $0.6 million in the Virgin Islands) resulted from valuations for impairment purposes of residential mortgage loan portfolios considered homogeneous given high delinquency and loan-to-value levels, compared to $26.0 million recorded in 2011. Net charge-offs on residential mortgage loans also included $9.7 million related to the foreclosure of loans during 2012, compared to $8.8 million recorded for foreclosures in 2011.

Net charge-offs on consumer loans and finance leases in 2012 were $34.5 million, or 1.92% of related average loans, down from $37.7 million, or 2.33% of related average loans in 2011. This decrease reflected the continued high credit quality of originations and an improved ratio also impacted by a larger portfolio led by the recently acquired credit cards portfolio.

The following table shows the ratios of net charge-offs to average loans by loan categories for the last five years.

	For the year ended December 31,
	2012		2011	2010		2009	2008
Residential mortgage	1.32%		1.32%	1.80	% (4)	0.82%	0.19%
Commercial mortgage	1.41	% (1)	3.21%	5.02	% (5)	1.64%	0.27%
Commercial and Industrial	1.21	% (2)	1.57%	2.16	% (6)	0.72%	0.59%
Construction	10.49%		16.33%	23.8	% (7)	11.54%	0.52%
Consumer loans and finance leases	1.92%		2.33%	2.98%		3.05%	3.19%
Total loans	1.74	% (3)	2.68%	4.76	% (8)	2.48%	0.87%

(1)	Includes net charge-offs totaling $1.4 million associated with loans transferred to held for sale in the fourth quarter of 2012. Commercial mortgage net charge-offs to average loans excluding charge-offs associated with such loans transferred to held for sale, was 1.32%.
(2)	Includes net charge-offs totaling $1.2 million associated with loans transferred to held for sale in the fourth quarter of 2012. Commercial and Industrial net charge-offs to average loans excluding charge-offs associated with such loans transferred to held for sale, was 1.18%.
(3)	Includes net charge-offs totaling $2.6 million associated with loans transferred to held for sale in the fourth quarter of 2012. Total net charge-offs to average loans excluding charge-offs associated with such loans transferred to held for sale, was 1.72%.
(4)	Includes net charge-offs totaling $7.8 million associated with non-performing residential mortgage loans sold in a bulk sale.
(5)	Includes net charge-offs totaling $29.5 million associated with loans transferred to held for sale in the fourth quarter of 2010. Commercial mortgage net charge-offs to average loans, excluding charge-offs associated with such loans transferred to held for sale, was 3.38%
(6)	Includes net charge-offs totaling $8.6 million associated with loans transferred to held for sale in the fourth quarter of 2010. Commercial and industrial net charge-offs to average loans, excluding charge offs associated with such loans transferred to held for sale, was 1.98%.
(7)	Includes net charge-offs totaling $127.0 million associated with loans transferred to held for sale in the fourth quarter. Construction net charge-offs to average loans, excluding charge-offs associated with such loans transferred to held for sale, was 18.93%.
(8)	Includes net charge-offs totaling $165.1 million associated with loans transferred to held for sale in the fourth quarter of 2010. Total net charge-offs to average loans, excluding charge-offs associated with such loans transferred to held for sale, was 3.60%.

The following table presents net charge-offs to average loans held in various portfolios by geographic segment:

	December 31, 2012	December 31, 2011	December 31, 2010
PUERTO RICO:
Residential mortgage	1.58%	1.32%	1.79	% (3)
Commercial mortgage	1.39%	4.10%	3.90	% (4)
Commercial and Industrial	1.31%	1.64%	2.27	% (5)
Construction	6.34%	11.60%	23.57	% (6)
Consumer and finance leases	1.91%	2.39%	2.99%
Total loans	1.64%	2.40%	4.26	% (7)
VIRGIN ISLANDS:
Residential mortgage	0.15%	0.09%	0.18%
Commercial mortgage	0.00%	0.00%	0.00%
Commercial and Industrial	0.01%	0.31%	(0.44	)% (8)
Construction	23.14%	25.87%	3.16%
Consumer and finance leases	1.05%	1.08%	2.01%
Total loans	3.41%	4.79%	0.75%
FLORIDA:
Residential mortgage	0.95%	3.09%	3.88%
Commercial mortgage	1.70%	1.56%	8.23%
Commercial and Industrial (1)	(0.65)%	1.83%	4.80%
Construction (2)	(8.89)%	22.35%	44.65%
Consumer and finance leases	3.62%	1.66%	5.26%
Total loans	1.04%	3.34%	13.35%

(1)	For 2012, recoveries in C&I loans in Florida exceeded charge-offs.
(2)	For 2012, recoveries in Construction loans in Florida exceeded charge-offs.
(3)	Includes net charge-offs totaling $7.8 million associated with non-performing residential mortgage loans sold in a bulk sale.
(4)	Includes net charge-offs totaling $29.5 million associated with loans transferred to held for sale. Commercial mortgage net charge-offs to average loans, excluding charge-offs associated with such loans transferred to held for sale in Puerto Rico, was 1.24%.
(5)	Includes net charge-offs totaling $8.6 million associated with loans transferred to held for sale. Commercial and Industrial net charge-offs to average loans, excluding charge-offs associated with such loans transferred to held for sale in Puerto Rico, was 2.08%.
(6)	Includes net charge-offs totaling $127.0 million associated with loans transferred to held for sale. Construction net charge-offs to average loans, excluding charge-offs associated with such loans transferred to held for sale in Puerto Rico, was 15.27%.
(7)	Includes net charge-offs totaling $165.1 million associated with loans transferred to held for sale. Total net charge-offs to average loans, excluding charge-offs associated with such loans transferred to held for sale in Puerto Rico, was 2.83%.
(8)	For 2010, recoveries in C&I loans in the Virgin Islands exceeded charge-offs.

The following table presents REO inventory and credit losses for the periods indicated:

	Year Ended
	December 31,
	2012	2011
	(Dollars in thousands)
REO
REO balances, carrying value:
Residential	$71,600	$67,612
Commercial	70,608	36,242
Construction	43,556	10,438

Total	$185,764	$114,292

REO activity (number of properties):
Beginning property inventory	575	479
Properties acquired	536	453
Properties disposed	(395)	(355)

Ending property inventory	716	577

Average holding period (in days)
Residential	332	331
Commercial	305	321
Construction	258	336

	304	328
REO operations (loss) gain:
Market adjustments and (losses) gain on sale:
Residential	(7,576)	(8,712)
Commercial	(2,915)	(5,795)
Construction	(1,190)	(936)

	(11,681)	(15,443)

Other REO operations expenses	(13,435)	(9,582)

Net Loss on REO operations	$(25,116)	$(25,025)

CHARGE-OFFS
Residential charge offs, net	(36,855)	(38,991)
Commercial charge offs, net	(66,884)	(117,980)
Construction charge offs, net	(40,741)	(100,760)
Consumer and finance leases charge-offs, net	(34,522)	(37,726)

Total charge-offs, net	(179,002)	(295,457)

TOTAL CREDIT LOSSES (1)	$(204,118)	$(320,482)

LOSS RATIO PER CATEGORY (2):
Residential	1.55%	1.59%
Commercial	1.31%	2.11%
Construction	10.09%	16.18%
Consumer	1.90%	2.31%
TOTAL CREDIT LOSS RATIO (3)	1.96%	2.88%

(1)	Equal to REO operations (losses) gains plus charge-offs, net.
(2)	Calculated as net charge-offs plus market adjustments and gains (losses) on sale of REO divided by average loans and repossessed assets.
(3)	Calculated as net charge-offs plus net loss on REO operations divided by average loans and repossessed assets.

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

Legal and Compliance Risk

Legal and compliance risk includes the risk of noncompliance with applicable legal and regulatory requirements, the risk of adverse legal judgments against the Corporation, and the risk that a counterparty’s performance obligations will be unenforceable. The Corporation is subject to extensive regulation in the different jurisdictions in which it conducts its business, and this regulatory scrutiny has been significantly increasing over the last several years. The Corporation has established and continues to enhance procedures based on legal and regulatory requirements that are designed to ensure compliance with all applicable statutory and regulatory requirements. The Corporation has a Compliance Director who reports to the Chief Risk Officer and is responsible for the oversight of regulatory compliance and implementation of an enterprise-wide compliance risk assessment process. The Compliance division has officer roles in each major business area with direct reporting relationships to the Corporate Compliance Group.

Concentration Risk

The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. However, the Corporation has diversified its geographical risk as evidenced by its operations in the Virgin Islands and in Florida.

As of December 31, 2012, the Corporation had $158.4 million outstanding in credit facilities granted to the Puerto Rico government and/or its political subdivisions, down from $360.1 million as of December 31, 2011, and $35.5 million granted to the government of the Virgin Islands, down from $139.4 million as of December 31, 2011. A substantial portion of the credit facilities consists of loans to municipalities in Puerto Rico for which the good faith, credit, and unlimited taxing power of the applicable municipality have been pledged to their repayment. Another portion of these obligations consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power and water utilities. Public corporations have varying degrees of independence from the central government and many receive appropriations or other payments from it.

In addition to loans extended to government entities, the largest loan to one borrower as of December 31, 2012 in the amount of $255.4 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual real-estate loans, mostly 1-4 residential mortgage loans.

Of the total gross loans held for investment portfolio of $10.1 billion as of December 31, 2012, approximately 86% have credit risk concentration in Puerto Rico, 7% in the United States, and 7% in the Virgin Islands.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in conformity with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a greater impact on a financial institution’s performance than the effects of general levels of inflation. Interest rate movements are not necessarily correlated with changes in the prices of goods and services.

Basis of Presentation

The Corporation has included in this Form 10-K the following financial measures that are not recognized under generally accepted accounting principles, which are referred to as non-GAAP financial measures: (i) net interest income, interest rate spread and net interest margin rate on a tax-equivalent basis and excluding changes in the fair value of derivative instruments and certain financial liabilities, (ii) the tangible common equity ratio and the tangible book value per common share, and (iii) the Tier 1 common equity to risk-weighted assets ratio. Investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with the Corporation’s consolidated financial data prepared in accordance with GAAP.

Net interest income, interest rate spread and net interest margin are reported on a tax-equivalent basis and excluding changes in the fair value of derivative instruments and financial liabilities elected to be measured at fair value (“valuations”). The presentation of net interest income excluding valuations provides additional information about the Corporation’s net interest income and facilitates comparability and analysis. The changes in the fair value of derivative instruments and unrealized gains and losses on liabilities measured at fair value have no effect on interest due or interest earned on interest-bearing liabilities or interest-earning assets, respectively. The tax-equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a marginal income tax rate. Income from tax-exempt earning assets is increased by an amount equivalent to the taxes that would have been paid if this income had been taxable at statutory rates. Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread and net interest margin on a fully tax equivalent basis. This adjustment puts all earning assets, most notably tax-exempt securities and certain loans, on a common basis that facilitates comparison of results to results of peers. Refer to “Net Interest Income” discussion above for the table that reconciles the non-GAAP financial measure “net interest income on a tax-equivalent basis and excluding fair value changes” with net interest income calculated and presented in accordance with GAAP. The table also reconciles the non-GAAP financial measures “net interest spread and margin on a tax-equivalent basis and excluding fair value changes” with net interest spread and margin calculated and presented in accordance with GAAP.

The tangible common equity ratio and tangible book value per common share are non-GAAP measures generally used by the financial community to evaluate capital adequacy. Tangible common equity is total equity less preferred equity, goodwill, core deposit intangibles, and other intangibles, such as the purchased credit card relationship intangible. Tangible assets are total assets less goodwill, core deposit intangibles, and other intangibles, such as the purchased credit card relationship intangible. Management and many stock analysts use the tangible common equity ratio and tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase method of accounting for mergers and acquisitions. Neither tangible common equity nor tangible assets, or related measures, should be considered in isolation or as a substitute for stockholders’ equity, total assets or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Corporation calculates its tangible common equity, tangible assets and any other related measures may differ from that of other companies’ reporting measures with similar names. Refer to “Liquidity and Capital Adequacy, Interest Rate Risk, Credit Risk, Operational, Legal and Regulatory Risk Management- Capital” above for a reconciliation of the Corporation’s tangible common equity and tangible assets.

The Tier 1 common equity to risk-weighted assets ratio is calculated by dividing (a) tier 1 capital less non-common elements including qualifying perpetual preferred stock and qualifying trust-preferred securities by (b) risk-weighted assets, which assets are calculated in accordance with applicable bank regulatory requirements. The Tier 1 common equity ratio is not required by GAAP or on a recurring basis by applicable bank regulatory requirements. Management is currently monitoring this ratio, along with the other ratios discussed above, in evaluating the Corporation’s capital levels and believes that, at this time, the ratio may be of interest to investors. Refer to “Liquidity and Capital Adequacy, Interest Rate Risk, Credit Risk, Operational, Legal and Regulatory Risk Management- Capital” above for a reconciliation of stockholders’ equity (GAAP) to Tier 1 common equity.

Selected Quarterly Financial Data

Financial data showing results of the 2012 and 2011 quarters is presented below. In the opinion of management, all adjustments necessary for a fair presentation have been included. These results are unaudited.

	2012
	March 31	June 30	September 30	December 31
	(In thousands, except for per share results)
Interest income	$152,107	$153,652	$166,964	$165,054
Net interest income	101,866	108,705	125,503	125,631
Provision for loan losses	36,197	24,884	28,952	30,466
Net (loss) income	(13,182)	9,356	19,073	14,535
Net (loss) income attributable to common stockholders—basic	(13,182)	9,356	19,073	14,535
Net (loss) income attributable to common stockholders—diluted	(13,182)	9,356	19,073	14,535
(Loss) earnings per common share-basic	$(0.06)	$0.05	$0.09	$0.07
(Loss) earnings per common share-diluted	$(0.06)	$0.05	$0.09	$0.07

	2011
	March 31	June 30	September 30	December 31
	(In thousands, except for per share results)
Interest income	$180,903	$163,418	$158,542	$156,752
Net interest income	106,279	94,435	94,255	98,543
Provision for loan losses	88,732	59,184	46,446	41,987
Net loss	(28,420)	(14,924)	(24,046)	(14,842)
Net (loss) income attributable to common stockholders—basic	(35,437)	(22,205)	(31,143)	262,011
Net (loss) income attributable to common stockholders—diluted	(35,437)	(22,205)	(31,143)	263,153
(Loss) earnings per common share-basic	$(1.66)	$(1.04)	$(1.46)	$1.36
(Loss) earnings per common share-diluted	$(1.66)	$(1.04)	$(1.46)	$1.35

Some infrequent transactions that significantly affected quarterly periods include:

During the fourth quarter of 2011, the conversion of the 424,174 shares of Series G Preferred Stock into 32.9 million shares common stock resulted in a favorable impact to net income available to common stockholders of $278.0 million.

Changes in Internal Control Over Financial Reporting

Refer to Item 9A

CEO and CFO Certifications

First BanCorp.’s Chief Executive Officer and Chief Financial Officer have filed with the SEC certifications required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 as Exhibit 31.1, 31.2, 32.1 and 32.2 to this Annual Report on Form 10-K and the certifications required by Section III(b)(4) of the Emergency Stabilization Act of 2008 as Exhibit 99.1 and 99.2 to this Annual Report on Form 10-K.

In addition, in 2012, First BanCorp’s Chief Executive Officer certified to the NYSE that he was not aware of any violation by the Corporation of the NYSE corporate governance listing standards.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required herein is incorporated by reference to the information included under the sub caption “Interest Rate Risk Management” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in this Form 10-K.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of First BanCorp., together with the reports thereon of KPMG LLP, First BanCorp.’s independent registered public accounting firm, and PricewaterhouseCoopers LLP, First BanCorp.’s prior independent registered public accounting firm, are included herein beginning on page F-1 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In a Current Report on Form 8-K filed on March 16, 2012 (the “Form 8-K”), the Corporation announced that, on March 12, 2012, its Audit Committee had approved the dismissal of PricewaterhouseCoopers LLP (“PwC”) as the Corporation’s independent registered public accounting firm. PwC was notified of this decision on March 13, 2012.

The audit reports of PwC on the consolidated financial statements of the Corporation as of and for the years ended December 31, 2011 and 2010 did not contain any adverse opinion or disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the two fiscal years ended December 31, 2011 and 2010, and the subsequent interim period through March 13, 2012, there were (i) no disagreements between the Corporation and PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of PwC, would have caused PwC to make reference thereto in their reports on the consolidated financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

The Corporation also announced in the Form 8-K that, on March 12, 2012, the Audit Committee, following a competitive process undertaken by them, approved the selection of KPMG LLP (“KPMG”) to serve as the Corporation’s independent registered public accounting firm for the fiscal year ending December 31, 2012. During the two fiscal years ended December 31, 2011 and 2010, and the subsequent interim period through March 12, 2012, other than as described below, the Corporation did not consult KPMG, regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Corporation’s consolidated financial statements, and neither a written report was provided to the Corporation nor oral advice was provided that KPMG concluded was an important factor considered by the Corporation in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement,” as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a “reportable event,” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

In February of 2011, the Corporation retained KPMG to consult with respect to the accounting treatment being given by the Corporation to a transaction in which the Corporation sold a series of loans to a joint venture and received a minority interest in the venture, and to assist in the documentation of all technical accounting aspects supporting the accounting position taken by the Corporation. KPMG provided oral advice to the Corporation as to the analysis it had made to conclude that the venture need not be consolidated, the derecognition of the transferred assets and the accounting for the equity interest. The Corporation also consulted with PwC on this matter. Both firms concurred with the Corporation’s accounting views.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

First BanCorp.’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of First BanCorp.’s disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2012, the Corporation’s disclosure controls and procedures were effective and provide reasonable assurance that the information required to be disclosed by the Corporation in reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and reported to the Corporation’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management’s report on Internal Control over Financial Reporting is set forth in Item 8 and incorporated herein by reference.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report as set forth in Item 8.

Changes in Internal Control over Financial Reporting

There have been no changes to the Corporation’s internal control over financial reporting during our most recent quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference from the sections entitled “Information with Respect to Nominees Standing for Election as Directors and with respect to Executive Officers of the Corporation”, “Corporate Governance and Related Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in First BanCorp’s definitive Proxy Statement for use in connection with its 2013 Annual Meeting of stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days of the close of First BanCorp’s 2012 fiscal year.

Item 11. Executive Compensation.

Information in response to this Item is incorporated herein by reference to the sections entitled “Compensation Committee Interlocks and Insider Participation”, “Compensation of Directors”, “Compensation Discussion and Analysis”, “Executive Compensation Disclosure” and “Compensation Committee Report” in First BanCorp’s Proxy Statement to be filed with the SEC within 120 days of the close of First BanCorp’s 2012 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in First BanCorp’s Proxy Statement to be filed with the SEC within 120 days of the close of First BanCorp’s 2012 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item is incorporated herein by reference to the sections entitiled “Certain Relationships and Related Person Transactions” and “Corporate Governance and Related Matters” in First BanCorp’s Proxy Statement to be filed with the SEC within 120 days of the close of First BanCorp’s 2012 fiscal year.

Item 14. Principal Accounting Fees and Services.

Audit Fees

Information in response to this Item is incorporated herein by reference to the section entitled “Audit Fees” and “Audit Committee Report” in First BanCorp’s Proxy Statement to be filed with the SEC within 120 days of the close of First BanCorp’s 2012 fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	List of documents filed as part of this report.

(1)	Financial Statements.

The following consolidated financial statements of First BanCorp., together with the report thereon of First BanCorp.’s independent registered public accounting firm, KPMG LLP, dated April 1, 2013, are included herein beginning on page F-1:

•	Report of KPMG LLP, Independent Registered Public Accounting Firm.

•	Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

•	Attestation Report of KPMG LLP, Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

•	Consolidated Statements of Financial Condition as of December 31, 2012 and 2011.

•	Consolidated Statements of Income (Loss) for Each of the Three Years in the Period Ended December 31, 2012.

•	Consolidated Statements of Comprehensive Income (Loss) for each of the Three Years in the Period Ended December 31, 2012.

•	Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2012.

•	Consolidated Statements of Changes in Stockholders’ Equity for Each of the Three Years in the Period Ended December 31, 2012.

•	Notes to the Consolidated Financial Statements.

(2)	Financial statement schedules.

All financial schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits listed below are filed herewith as part of this Form 10-K or are incorporated herein by reference.

(c)	The separate financial statements of CPG/GS PR NPL, LLC as of December 31, 2012 and 2011 and for the fiscal years ended December 31, 2012 and 2011, required to be filed pursuant to Rule 3-09 of Regulation S-X, are filed as Exhibit 99.3 hereto.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Articles of Incorporation, incorporated by reference from Exhibit 3.1 of the Registration Statement on Form S-1/A filed by First BanCorp on October 20, 2011.

3.2	By-Laws, incorporated by reference from Exhibit 3.2 of the Registration Statement on Form S-1/A filed by First BanCorp on October 20, 2011.

3.3	Certificate of Designation creating the 7.125% Noncumulative Perpetual Monthly Income Preferred Stock, Series A, incorporated by reference from Exhibit 4(B) to the Form S-3 filed by First BanCorp on March 30, 1999.

3.4	Certificate of Designation creating the 8.35% Noncumulative Perpetual Monthly Income Preferred Stock, Series B, incorporated by reference from Exhibit 4(B) to Form S-3 filed by First BanCorp on September 8, 2000.

3.5	Certificate of Designation creating the 7.40% Noncumulative Perpetual Monthly Income Preferred Stock, Series C, incorporated by reference from Exhibit 4(B) to the Form S-3 filed by First BanCorp on May 18, 2001.

3.6	Certificate of Designation creating the 7.25% Noncumulative Perpetual Monthly Income Preferred Stock, Series D, incorporated by reference from Exhibit 4(B) to the Form S-3/A filed by First BanCorp on January 16, 2002.

3.7	Certificate of Designation creating the 7.00% Noncumulative Perpetual Monthly Income Preferred Stock, Series E, incorporated by reference from Exhibit 4.2 to the Form 8-K filed by First BanCorp on September 5, 2003.

3.8	Certificate of Designation creating the fixed-rate cumulative perpetual preferred stock, Series F, incorporated by reference from Exhibit 3.1 of the Form 8-K filed by the Corporation on January 20, 2009.

3.9	Certificate of Designation creating the fixed-rate cumulative perpetual preferred stock, Series G, incorporated by reference from Exhibit 10.3 to the Form 8-K filed by First BanCorp on July 7, 2010.

3.10	First Amendment to Certificate of Designation creating the Fixed-Rate Cumulative Mandatorily Convertible Preferred Stock, Series G, incorporated by reference from Exhibit 3.1 to the Form 8-K filed by First BanCorp on December 2, 2010.

3.11	Second Amendment to Certificate of Designation creating the Fixed-Rate Cumulative Mandatorily Convertible Preferred Stock, Series G, incorporated by reference from Exhibit 3.1 to the Form 8-K filed by First BanCorp on April 15, 2011.

4.1	Form of Common Stock Certificate, incorporated by reference from Form 8-A/A filed by First BanCorp on May 3, 2012.

4.2	Form of Stock Certificate for 7.125% Noncumulative Perpetual Monthly Income Preferred Stock, Series A, incorporated by reference from Exhibit 4(A) to the Form S-3 filed by First BanCorp on March 30, 1999.

4.3	Form of Stock Certificate for 8.35% Noncumulative Perpetual Monthly Income Preferred Stock, Series B, incorporated by reference form Exhibit 4(A) to the Form S-3 filed by First BanCorp on September 8, 2000.

4.4	Form of Stock Certificate for 7.40% Noncumulative Perpetual Monthly Income Preferred Stock, Series C, incorporated by reference from Exhibit 4(A) to the Form S-3 filed by First BanCorp on May 18, 2001.

Exhibit No.	Description

4.5	Form of Stock Certificate for 7.25% Noncumulative Perpetual Monthly Income Preferred Stock, Series D, incorporated by reference from Exhibit 4(A) to the Form S-3/A filed by First BanCorp on January 16, 2002.

4.6	Form of Stock Certificate for 7.00% Noncumulative Perpetual Monthly Income Preferred Stock, Series E, incorporated by reference from Exhibit 4.1 to the Form 8-K filed by First BanCorp on September 5, 2003.

4.7	Warrant dated January 16, 2009 to purchase shares of First BanCorp, incorporated by reference from Exhibit 4.1 to the Form 8-K filed by First BanCorp on January 20, 2009.

4.8	Amended and Restated Warrant, Annex A to the Exchange Agreement by and between First BanCorp and the United States Treasury dated as of July 7, 2010, incorporated by reference from Exhibit 10.2 of the Form 8-K filed on July 7, 2010.

4.9	Letter Agreement, dated January 16, 2009, including Securities Purchase Agreement—Standard Terms attached thereto as Exhibit A, between First BanCorp and the United States Department of the Treasury, incorporated by reference from Exhibit 10.1 to the Form 8-K filed by First BanCorp on January 20, 2009.

10.1	FirstBank’s 1997 Stock Option Plan, incorporated by reference from the Form 10-K for the year ended December 31, 1998 filed by First BanCorp on March 26, 1999.

10.2	First BanCorp’s 2008 Omnibus Incentive Plan, as amended, incorporated by reference from Exhibit 99.1 to the Form S-8 filed by First BanCorp on May 4, 2012.

10.3	Investment Agreement between The Bank of Nova Scotia and First BanCorp dated February 15, 2007, including the Form of Stockholder Agreement, incorporated by reference from Exhibit 10.01 to the Form 8-K filed by First BanCorp on February 22, 2007.

10.4	Amendment No. 1 to Stockholder Agreement, dated as of October 13, 2010, by and between First BanCorp and The Bank of Nova Scotia, incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 24, 2010.

10.5	Employment Agreement—Aurelio Alemán, incorporated by reference from the Form 10-K for the year ended December 31, 1998 filed by First BanCorp on March 26, 1999.

10.6	Amendment No. 1 to Employment Agreement—Aurelio Alemán, incorporated by reference from the Form 10-Q for the quarter ended March 31, 2009 filed by First BanCorp on May 11, 2009.

10.7	Amendment No. 2 to Employment Agreement—Aurelio Alemán, incorporated by reference from Exhibit 10.6 of the Form 10-K for the year ended December 31, 2009 filed by First BanCorp on March 2, 2010.

10.8	Employment Agreement—Lawrence Odell, incorporated by reference from the Form 10-K for the year ended December 31, 2005 filed by First BanCorp on February 9, 2007.

10.9	Amendment No. 1 to Employment Agreement—Lawrence Odell, incorporated by reference from the Form 10-K for the year ended December 31, 2005 filed by First BanCorp on February 9, 2007.

10.10	Amendment No. 2 to Employment Agreement—Lawrence Odell, incorporated by reference from the Form 10-Q for the quarter ended March 31, 2009 filed by First BanCorp on May 11, 2009.

10.11	Amendment No. 3 to Employment Agreement—Lawrence Odell, incorporated by reference from Exhibit 10.13 of the Form 10-K for the year ended December 31, 2009 filed by First BanCorp on March 2, 2010.

Exhibit No.	Description

10.12	Amended and Restated Employment Agreement—Lawrence Odell, incorporated by reference from Exhibit 10.1 of the Form 10-Q for the quarter ended June 30, 2012 filed by First BanCorp on August 9, 2012.

10.13	Employment Agreement—Victor Barreras, incorporated by reference from Exhibit 10.2 of the Form 10-Q for the quarter ended June 30, 2012 filed by First BanCorp on August 9, 2012.

10.14	Employment Agreement—Orlando Berges, incorporated by reference from the Form 10-Q for the quarter ended June 30, 2009 filed by First BanCorp on August 11, 2009.

10.15	Service Agreement Martinez Odell & Calabria, incorporated by reference from the Form 10-K for the year ended December 31, 2005 filed by First BanCorp on February 9, 2007.

10.16	Amendment No. 1 to Service Agreement Martinez Odell & Calabria, incorporated by reference from the Form 10-K for the year ended December 31, 2005 filed by First BanCorp on February 9, 2007.

10.17	Amendment No. 2 to Service Agreement Martinez Odell & Calabria, incorporated by reference from Exhibit 10.17 of the Form 10-K for the year ended December 31, 2009 filed by First BanCorp on March 2, 2010.

10.18	Amendment No. 3 to Service Agreement Martinez Odell & Calabria, incorporated by reference from Exhibit 10.20 of the Form 10-K for the year ended December 31, 2010 filed by First BanCorp on April 15, 2011.

10.19	Consent Order, dated June 2, 1010, incorporated by reference from Exhibit 10.1 of the Form 8-K filed on June 4, 2010.

10.20	Written Agreement, dated June 3, 2010, incorporated by reference from Exhibit 10.2 of the Form 8-K filed on June 4, 2010.

10.21	Exchange Agreement by and between First BanCorp and the United States Treasury dated as of July 7, 2010, incorporated by reference from Exhibit 10.1 of the Form 8-K filed on July 7, 2010.

10.22	First Amendment to Exchange Agreement, dated as of December 1, 2010, by and between First BanCorp and The United States Department of the Treasury, incorporated by reference from Exhibit 10.1 to the Form 8-K filed by First BanCorp on December 2, 2010.

10.23	Form of Restricted Stock Award Agreement incorporated by reference from Exhibit 10.23 to the Form S-1/A filed by First BanCorp on July 16, 2010.

10.24	Form of Stock Option Agreement for Officers and Other Employees incorporated by reference from Exhibit 10.24 to the Form S-1/A filed by First BanCorp on July 16, 2010.

10.25	Letter Agreement, dated as of January 16, 2009, and Securities Purchase Agreement, dated as of January 16, 2009, by and between First BanCorp and the United States Department of the Treasury, incorporated by reference from Exhibit 10.1 of the Form 8-K filed on January 20, 2009.

10.26	Amended and Restated Investment Agreement between First BanCorp and Thomas H. Lee Partners, L.P., incorporated by reference from Exhibit 10.1 of the Form 8-K filed on July 19, 2011.

10.27	Agreement Regarding Additional Shares between First BanCorp and Thomas H. Lee Partners, L.P., incorporated by reference from Exhibit 10.25 of the Registration Statement on Form S-1/A filed by First BanCorp on October 20, 2011.

10.28	Amended and Restated Investment Agreement between First BanCorp and Oaktree Capital Management, L.P., incorporated by reference from Exhibit 10.2 of the Form 8-K filed on July 19, 2011.

10.29	Agreement Regarding Additional Shares between First BanCorp and Oaktree Capital Management, L.P. dated October 26, 2011 incorporated by reference from Exhibit 10.27 of the Form S-1 filed by First BanCorp on December 20, 2011.

Exhibit No.	Description

10.30	Investment Agreement between First BanCorp and funds advised by Wellington Management Company LLP, as amended, incorporated by reference from Exhibit 10.2 of the Form 8-K/A filed on July 19, 2011, and Exhibit 10.3 of the Form 8-K filed on July 19, 2011.

10.31	Amendment No. 2 to Investment Agreement between First BanCorp and funds advised by Wellington Management Company LLP, incorporated by reference from Exhibit 10.28 to the Form S-1/A filed by First BanCorp on October 20, 2011.

10.32	Form of Subscription Agreement between First BanCorp and private placement investors, incorporated by reference from Exhibit 10.3 of the Form 8-K filed on June 29, 2011.

10.33	Expense Reimbursement Agreement between First BanCorp and Oaktree Capital Management, L.P., incorporated by reference from Exhibit 10.4 of the Form 8-K/A filed on July 21, 2011.

10.34	Expense Reimbursement Agreement between First BanCorp and Thomas H. Lee Partners, L.P., incorporated by reference from Exhibit 10.2 of the Form 8-K/A filed on July 21, 2011.

10.35	Letter Agreement with the U.S. Department of the Treasury dated as of October 3, 2011, incorporated by reference from Exhibit 10.1 of the Form 8-K filed on October 7, 2011.

10.36	Letter Agreement between First BanCorp. and Roberto R. Herencia, incorporated by reference from the Form 8-K filed by First BanCorp on November 2, 2011.

10.37	Stock Purchase Agreement between First BanCorp and Roberto Herencia dated February 17, 2012, incorporated by reference from Exhibit 10.36 of the Form 10-K for the fiscal year ended December 31, 2011 filed by First BanCorp. on March 13, 2012.

10.38	Non – Employee Director Compensation Structure, incorporated by reference from Exhibit 10.3 of the Form 10-Q for the quarter ended June 30, 2012 filed by First BanCorp on August 9, 2012.

10.39	Offer Letter between First BanCorp and Robert T. Gormley incorporated by reference from Exhibit 10.1 of the Form 8-K filed on November 2, 2012.

12.1	Ratio of Earnings to Fixed Charges

12.2	Ratio of Earnings to Fixed Charges and Preference Dividends

14.1	Code of Ethics for CEO and Senior Financial Officers, incorporated by reference from Exhibit 3.2 of the Form 10-K for the fiscal year ended December 31, 2008 filed by First BanCorp on March 2, 2009.

21.1	List of First BanCorp’s subsidiaries

23.1	Consent of KPMG, LLP

23.2	Consent of PricewaterhouseCoopers LLP

23.3	Consent of PricewaterhouseCoopers LLP—Financial statements of CPG/GS PR NPL, LLC

31.1	Section 302 Certification of the CEO

31.2	Section 302 Certification of the CFO

32.1	Section 906 Certification of the CEO

32.2	Section 906 Certification of the CFO

99.1	Certification of the CEO Pursuant to Section III(b)(4) of the Emergency Stabilization Act of 2008 and 31 CFR § 30.15.

99.2	Certification of the CFO Pursuant to Section III(b)(4) of the Emergency Stabilization Act of 2008 and 31 CFR § 30.15.

99.3	Financial statements of CPG/GS PR NPL, LLC as of December 31, 2012 and 2011 and for the fiscal years ended December 31, 2012 and 2011.

101.1	Interactive Data File (Annual Report on Form 10-K for the year ended December 31, 2012, furnished in XBRL (eXtensible Business Reporting Language)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST BANCORP.

By:	/s/ Aurelio Alemán	Date: 4/1/13
Aurelio Alemán
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Aurelio Alemán Aurelio Alemán President, Chief Executive Officer and Director	Date: 4/1/13

/s/ Orlando Berges Orlando Berges, CPA Executive Vice President and Chief Financial Officer	Date: 4/1/13

/s/ Roberto R. Herencia Roberto R. Herencia, Director and Chairman of the Board	Date: 4/1/13

/s/ José Menéndez-Cortada José Menéndez-Cortada, Director	Date: 4/1/13

/s/ Fernando Rodríguez-Amaro Fernando Rodríguez Amaro, Director	Date: 4/1/13

/s/ Thomas Martin Hagerty Thomas Martin Hagerty, Director	Date: 4/1/13

/s/ Robert T. Gormley Robert T. Gormley, Director	Date: 4/1/13

/s/ Michael P. Harmon Michael P. Harmon, Director	Date: 4/1/13

/s/ Pedro Romero Pedro Romero, CPA Senior Vice President and Chief Accounting Officer	Date: 4/1/13

FIRST BANCORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

First BanCorp.:

We have audited the accompanying consolidated statement of financial condition of First BanCorp. and subsidiaries (the “Corporation”) as of December 31, 2012, and the related consolidated statements of income (loss), comprehensive income (loss), cash flows, and changes in stockholders’ equity for the year then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First BanCorp. and its subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First BanCorp. and its subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 1, 2013 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

/s/ KPMG LLP

San Juan, Puerto Rico

April 1, 2013

Stamp No. E53762 of the Puerto Rico

Society of Certified Public Accountants

was affixed to the record copy of this report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of First BanCorp.:

In our opinion, the consolidated statement of financial condition as of December 31, 2011 and the related consolidated statements of loss, of comprehensive loss, of cash flows and of changes in stockholders’ equity for each of two years in the period ended December 31, 2011 present fairly, in all material respects, the financial position of First BanCorp and its subsidiaries at December 31, 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Juan, Puerto Rico

March 13, 2012

Management’s Report on Internal Control over Financial Reporting

To the Board of Directors and Stockholders of First BanCorp.:

First BanCorp.’s (the “Corporation”) internal control over financial reporting is a process effected by those charged with governance, management, and other personnel, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and financial statements for regulatory reporting purposes prepared in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Corporation’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP and financial statements for regulatory reporting purposes, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use, or disposition of the Corporation’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent, or detect and correct misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management is responsible for establishing and maintaining effective internal control over financial reporting, including controls over the preparation of regulatory financial statements. Management assessed the effectiveness of the Corporation’s internal control over financial reporting, including controls over the preparation of regulatory financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C), as of December 31, 2012, based on the framework set forth by the Committee of the Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon its assessment, management has concluded that, as of December 31, 2012, the Corporation’s internal control over financial reporting, including controls over the preparation of regulatory financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C), is effective based on the criteria established in Internal-Control Integrated Framework.

Management’s assessment of the effectiveness of internal control over financial reporting, including controls over the preparation of regulatory financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C), as of December 31, 2012, has been audited by KPMG LLP, an independent public accounting firm, as stated in their report dated April 1, 2013.

First BanCorp.

/s/ Aurelio Alemán
Aurelio Alemán
President and Chief Executive Officer
Date: April 1, 2013

/s/ Orlando Berges
Orlando Berges
Executive Vice President and Chief Financial Officer
Date: April 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

First Bancorp.:

We have audited First Bancorp.’s (the “Corporation”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, First Bancorp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of First Bancorp. and subsidiaries as of December 31, 2012, and the related consolidated statements of income (loss), comprehensive income (loss), cash flows and changes in stockholders’ equity for the year then ended, and our report dated April 1, 2013, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Juan, Puerto Rico

April 1, 2013

Stamp No. E53761 of the Puerto Rico

Society of Certified Public Accountants was affixed to the record copy of this report.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2012	December 31, 2011
	(In thousands, except for share information)
ASSETS
Cash and due from banks	$730,016	$206,897

Money market investments:
Federal funds sold	—	2,603
Time deposits with other financial institutions	505	955
Other short-term investments	216,330	236,111

Total money market investments	216,835	239,669

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	1,070,968	1,167,265
Other investment securities	660,109	756,003

Total investment securities available for sale	1,731,077	1,923,268

Other equity securities	38,757	37,951

Investment in unconsolidated entities	23,970	43,401

Loans, net of allowance for loan and lease losses of $435,414 (2011—$493,917)	9,618,700	10,065,475
Loans held for sale, at lower of cost or market	85,394	15,822

Total loans, net	9,704,094	10,081,297

Premises and equipment, net	181,363	194,942
Other real estate owned	185,764	114,292
Accrued interest receivable on loans and investments	51,671	49,957
Other assets	236,194	235,601

Total assets	$13,099,741	$13,127,275

LIABILITIES
Non-interest-bearing deposits	$837,387	$705,789
Interest-bearing deposits	9,027,159	9,201,965

Total deposits	9,864,546	9,907,754
Securities sold under agreements to repurchase	900,000	1,000,000
Advances from the Federal Home Loan Bank (FHLB)	508,440	367,440
Notes payable (including $15,968 measured at fair value as of December 31, 2011)	—	23,342
Other borrowings	231,959	231,959
Accounts payable and other liabilities	109,773	152,636

Total liabilities	11,614,718	11,683,131

Commitments and Contingencies (Notes 27 and 30)

STOCKHOLDERS’ EQUITY
Preferred stock, authorized, 50,000,000 shares:
Non-cumulative Perpetual Monthly Income Preferred Stock: issued—22,004,000 shares, outstanding 2,521,872 shares, aggregate liquidation value of $63,047	63,047	63,047

Common stock, $0.10 par value, authorized, 2,000,000,000 shares; issued, 206,730,318 shares (2011—205,794,024 shares issued)	20,673	20,579
Less: Treasury stock (at par value)	(49)	(66)

Common stock outstanding, 206,235,465 shares outstanding (2011—205,134,171 shares outstanding)	20,624	20,513

Additional paid-in capital	885,754	884,002
Retained earnings	487,166	457,384
Accumulated other comprehensive income, net of tax expense of $7,749 (2011—$7,751)	28,432	19,198

Total stockholders’ equity	1,485,023	1,444,144

Total liabilities and stockholders’ equity	$13,099,741	$13,127,275

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share information)
Interest and dividend income:
Loans	$590,656	$593,961	$691,897
Investment securities	45,294	64,099	138,740
Money market investments	1,827	1,555	2,049

Total interest income	637,777	659,615	832,686

Interest expense:
Deposits	128,259	191,727	248,716
Loans payable	—	—	3,442
Securities sold under agreements to repurchase	28,432	45,382	83,031
Advances from FHLB	12,142	16,335	29,037
Notes payable and other borrowings	7,239	12,659	6,785

Total interest expense	176,072	266,103	371,011

Net interest income	461,705	393,512	461,675

Provision for loan and lease losses	120,499	236,349	634,587

Net interest income (loss) after provision for loan and lease losses	341,206	157,163	(172,912)

Non-interest income:
Service charges on deposit accounts	12,982	12,472	13,419
Other service charges	5,335	6,775	7,224
Mortgage banking activities	19,960	23,320	13,615
Net gain on sale of investments	36	53,796	103,244
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	—	(987)	—
Portion of other-than-temporary impairment losses recognized in other comprehensive income	(2,002)	(984)	(582)

Net impairment losses on available-for-sale debt securities	(2,002)	(1,971)	(582)
Loss on early extinguishment of borrowings	—	(10,835)	(47,405)
Equity in losses of unconsolidated entities	(19,256)	(4,227)	—
Insurance income	5,549	4,456	7,752
Other non-interest income	26,787	24,195	20,636

Total non-interest income	49,391	107,981	117,903

Non-interest expenses:
Employees’ compensation and benefits	125,610	118,475	121,126
Occupancy and equipment	61,037	61,924	59,494
Business promotion	14,093	12,283	12,332
Professional fees	22,353	21,884	21,287
Taxes, other than income taxes	13,363	13,395	14,228
Insurance and supervisory fees	52,596	57,923	67,274
Net loss on real estate owned (REO) and REO operations	25,116	25,025	30,173
Servicing and processing fees	16,493	9,145	8,984
Communications	7,085	7,117	7,979
Other non-interest expenses	17,137	10,883	23,281

Total non-interest expenses	354,883	338,054	366,158

Income (loss) before income taxes	35,714	(72,910)	(421,167)
Income tax expense	(5,932)	(9,322)	(103,141)

Net income (loss)	$29,782	$(82,232)	$(524,308)

Net income (loss) attributable to common stockholders—basic	$29,782	$173,226	$(122,045)

Net income (loss) attributable to common stockholders—diluted	$29,782	$195,763	$(122,045)

Net income (loss) per common share:
Basic	$0.15	$2.69	$(10.79)

Diluted	$0.14	$2.18	$(10.79)

Dividends declared per common share	$—	$—	$—

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net income (loss)	$29,782	$(82,232)	$(524,308)

Available-for-sale debt securities on which an other-than-temporary impairment has been recognized:
Subsequent unrealized gain on debt securities on which an other-than-temporary impairment has been recognized	3,754	2,587	4,450
Noncredit-related impairment portion on debt securities not expected to be sold	—	(434)	—
Reclassification adjustment for other-than-temporary impairment on debt securities included in net income	2,002	1,418	582

All other unrealized gains and losses on available-for-sale securities:
All other unrealized holding gains arising during the period	3,476	31,222	80,244
Reclassification adjustments for net gain included in net income	—	(34,453)	(93,681)
Reclassification adjustments for other-than-temporary impairment on equity securities	—	—	353
Net unrealized gains on securities reclassified from held to maturity to available for sale	—	3,540	—
Income tax benefit (expense) related to items of other comprehensive income	2	(2,400)	(723)

Other comprehensive income (loss) for the year, net of tax	9,234	1,480	(8,775)

Total comprehensive income (loss)	$39,016	$(80,752)	$(533,083)

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$29,782	$(82,232)	$(524,308)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	24,217	24,543	20,942
Amortization and impairment of intangible assets	3,306	2,354	2,557
Provision for loan and lease losses	120,499	236,349	634,587
Deferred income tax expense	575	1,426	99,206
Stock-based compensation	826	50	93
Gain on sales of investments, net	—	(53,115)	(103,847)
Loss on early extinguishment of borrowings	—	10,835	47,405
Other-than-temporary impairments on investment securities	2,002	1,971	1,185
Equity in losses of unconsolidated entities	19,256	4,227	—
Derivative instruments and financial liabilities measured at fair value (gain) loss	(1,557)	5,883	(302)
Loss (gain) on sale of premises and equipment and other assets	283	(2,733)	—
Net gain on sale of loans	(4,618)	(13,803)	(5,469)
Net amortization of premiums, discounts, and deferred loan fees and costs	(2,930)	(771)	(2,063)
Originations and purchases of loans held for sale	(451,124)	(100,756)	(106,226)
Sales and repayments of loans held for sale	435,139	103,911	94,997
Amortization of broker placement fees	9,869	16,314	20,758
Net amortization of premium and discounts on investment securities	12,222	7,085	7,230
Increase in accrued income tax payable	497	6,141	4,243
Decrease in accrued interest receivable	636	7,074	20,806
Increase (decrease) in accrued interest payable	696	(11,510)	(8,174)
Decrease in other assets	29,355	5,377	20,261
(Decrease) increase in other liabilities	(79)	(11,697)	13,289

Net cash provided by operating activities	228,852	156,923	237,170

Cash flows from investing activities:
Principal collected on loans	3,048,549	2,421,867	3,716,734
Loans originated and purchased	(3,037,480)	(2,440,817)	(2,885,380)
Proceeds from sale of loans held for investment	38,608	719,852	223,616
Proceeds from sale of repossessed assets	74,680	100,117	101,633
Proceeds from sale of available-for-sale securities	1,878	1,247,069	2,358,101
Proceeds from sale of held-to-maturity securities	—	348,750	—
Purchases of securities available for sale	(1,012,527)	(1,010,104)	(2,762,929)
Purchases of securities held to maturity	—	—	(8,475)
Proceeds from principal repayments and maturities of securities available for sale	1,203,065	894,897	2,128,897
Proceeds from principal repayments and maturities of securities held to maturity	—	33,726	153,940
Additions to premises and equipment	(11,937)	(13,376)	(31,991)
Proceeds from sale/redemption of other investment securities	—	—	10,668
Proceeds from sale of premises and equipments and other assets	1,016	5,107	—
Proceeds from securities litigation settlement and other proceeds	36	679	—
(Increase) decrease in other equity securities	(806)	17,981	13,748

Net cash provided by investing activities	305,082	2,325,748	3,018,562

Cash flows from financing activities:
Net decrease in deposits	(53,729)	(2,169,439)	(632,382)
Net decrease in loans payable	—	—	(900,000)
Net repayments and cancellation costs of securities sold under agreements to repurchase	(100,000)	(410,587)	(1,724,036)
Net FHLB advances proceeds (paid) and cancellation costs	141,000	(286,248)	(325,000)
Repayments of medium-term notes	(21,957)	(7,000)	—
Dividends paid	—	(26,388)	—
Proceeds from common stock sold, net of costs	1,037	493,274	—
Issuance costs of common stock issued in exchange for preferred stock Series A through E	—	—	(8,115)

Net cash used in financing activities	(33,649)	(2,406,388)	(3,589,533)

Net increase (decrease) in cash and cash equivalents	500,285	76,283	(333,801)
Cash and cash equivalents at beginning of year	446,566	370,283	704,084

Cash and cash equivalents at end of year	$946,851	$446,566	$370,283

Cash and cash equivalents include:
Cash and due from banks	$730,016	$206,897	$254,723
Money market instruments	216,835	239,669	115,560

	$946,851	$446,566	$370,283

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Preferred Stock:
Balance at beginning of year	$63,047	$425,009	$928,508
Accretion of preferred stock discount—Series F	—	—	2,567
Accretion of preferred stock discount—Series G	—	5,634	14,576
Exchange of preferred stock—Series A through E	—	—	(487,053)
Exchange of preferred stock—Series F	—	—	(400,000)
Issuance of preferred stock—Series G	—	—	424,174
Preferred stock discount—Series G	—	—	(76,788)
Reversal of unaccreted preferred stock discount—Series F	—	—	19,025
Reversal of unaccreted preferred stock discount—Series G	—	56,578	—
Conversion of preferred stock—Series G	—	(424,174)	—

Balance at end of year	63,047	63,047	425,009

Common Stock outstanding:
Balance at beginning of year	20,513	2,130	6,169
Change in par value (from $1.00 to $0.10)	—	—	(5,552)
Common stock sold	29	15,089	—
Common stock issued in exchange for Series A through E preferred stock	—	—	1,513
Common stock issued in conversion of Series G preferred stock	—	3,294	—
Restricted stock grants	82	—	—

Balance at end of year	20,624	20,513	2,130

Additional Paid-In Capital:
Balance at beginning of year	884,002	319,459	220,596
Common stock sold	1,008	513,022	—
Stock-based compensation	826	50	93
Restricted stock grants	(82)	—	—
Fair value adjustment on amended common stock warrant	—	—	1,179
Common stock issued in exchange for Series A through E preferred stock	—	—	89,293
Issuance costs of common stock issued in exchange for Series A through E preferred stock	—	—	(8,115)
Reversal of issuance costs of Series A through E preferred stock exchanged	—	—	10,861
Change in par value (from $1.00 to $0.10)	—	—	5,552
Common stock issued in exchange for Series G preferred stock	—	86,308	—
Issuance costs of common stock	—	(34,837)	—

Balance at end of year	885,754	884,002	319,459

Retained Earnings:
Balance at beginning of year	457,384	293,643	417,297
Net income (loss)	29,782	(82,232)	(524,308)
Cash dividends declared on preferred stock	—	(26,388)	—
Accretion of preferred stock discount—Series F	—	—	(2,567)
Stock dividend granted on Series F preferred stock	—	—	(24,174)
Reversal of unaccreted discount—Series F	—	—	(19,025)
Preferred stock discount—Series G	—	—	76,788
Fair value adjustment on amended common stock warrant	—	—	(1,179)
Excess of carrying amount of Series A though E preferred stock exchanged over fair value of new shares of common stock	—	—	385,387
Accretion of preferred stock discount—Series G	—	(5,634)	(14,576)
Excess of carrying amount of Series G preferred stock converted over fair value of new shares of common stock	—	277,995	—

Balance at end of year	487,166	457,384	293,643

Accumulated Other Comprehensive Income (Loss), net of tax:
Balance at beginning of year	19,198	17,718	26,493
Other comprehensive income (loss), net of tax	9,234	1,480	(8,775)

Balance at end of year	28,432	19,198	17,718

Total stockholders’ equity	$1,485,023	$1,444,144	$1,057,959

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The following is a description of First BanCorp.’s (“First BanCorp.” or “the Corporation”) most significant policies:

Nature of business

First BanCorp. is a publicly owned, Puerto Rico-chartered financial holding company that is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (the “FED” or “Federal Reserve”). The Corporation is a full service provider of financial services and products with operations in Puerto Rico, the United States, and the U.S. and British Virgin Islands.

The Corporation provides a wide range of financial services for retail, commercial, and institutional clients. As of December 31, 2012, the Corporation controlled two wholly owned subsidiaries: FirstBank Puerto Rico (“FirstBank” or the “Bank”), and FirstBank Insurance Agency, Inc. (“FirstBank Insurance Agency”). FirstBank is a Puerto Rico-chartered commercial bank, and FirstBank Insurance Agency is a Puerto Rico-chartered insurance agency. FirstBank is subject to the supervision, examination, and regulation of both the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (“OCIF”) and the Federal Deposit Insurance Corporation (the “FDIC”). Deposits are insured through the FDIC Deposit Insurance Fund. FirstBank also operates in the state of Florida (USA), subject to regulation and examination by the Florida Office of Financial Regulation and the FDIC, in the U.S. Virgin Islands, subject to regulation and examination by the United States Virgin Islands Banking Board, and in the British Virgin Islands, subject to regulation by the British Virgin Islands Financial Services Commission.

FirstBank Insurance Agency is subject to the supervision, examination, and regulation of the Office of the Insurance Commissioner of the Commonwealth of Puerto Rico.

FirstBank conducts its business through its main office located in San Juan, Puerto Rico, 48 full service banking branches in Puerto Rico, 14 branches in the United States Virgin Islands (USVI) and British Virgin Islands (BVI) and 12 branches in the state of Florida (USA). FirstBank had 5 wholly owned subsidiaries with operations in Puerto Rico: First Federal Finance Corp. (d/b/a Money Express La Financiera), a finance company specializing in the origination of small loans with 26 offices in Puerto Rico; First Mortgage, Inc. (“First Mortgage”), a residential mortgage loan origination company with 37 offices in FirstBank branches and at stand-alone sites; First Management of Puerto Rico, a domestic corporation, which holds tax-exempt assets; FirstBank Puerto Rico Securities Corp, a broker-dealer subsidiary engaged in municipal bond underwriting and financial advisory services on structured financings principally provided to government entities in the Commonwealth of Puerto Rico; and FirstBank Overseas Corporation, an international banking entity organized under the International Banking Entity Act of Puerto Rico. FirstBank had one active subsidiary with operations outside of Puerto Rico: First Express, a finance company specializing in the origination of small loans with 2 offices in the USVI.

Principles of consolidation

The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Statutory business trusts that are wholly owned by the Corporation and are issuers of trust-preferred securities, and entities in which the Corporation has a non controlling interest are not consolidated in the

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Corporation’s consolidated financial statements in accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) for consolidation of variable interest entities. See “Variable Interest Entities” section below for further detail of the Corporation’s accounting policy for these entities.

Reclassifications

For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2012 presentation. These reclassifications include, but are not limited to, reclassifications related to available-for-sale debt securities on which an other-than-temporary impairment has been recognized in the statements of comprehensive income (loss).

Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management has made significant estimates in several areas, including the allowance for loan and lease losses, valuations of investment securities and derivative instruments, the fair value of assets acquired including purchased credit-impaired (PCI) loans, valuations of residential mortgage servicing rights, valuations of other real estate owned (OREO) properties, revisions to our share in earnings (losses) of unconsolidated entities accounted for under the equity method following the hypothetical liquidation book value (“HLBV”) method, and income taxes.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from the FED and other depository institutions, federal funds sold, and short-term investments with original maturities of three months or less.

Investment securities

The Corporation classifies its investments in debt and equity securities into one of four categories:

Held-to-maturity—Securities that the entity has the intent and ability to hold to maturity. These securities are carried at amortized cost. The Corporation may not sell or transfer held-to-maturity securities without calling into question its intent to hold other debt securities to maturity, unless a nonrecurring or unusual event that could not have been reasonably anticipated has occurred. During 2011, the Corporation sold $330 million of mortgage-backed securities (“MBS”) that were originally intended to be held to maturity, consistent with deleveraging initiatives executed to preserve capital and meet minimum regulatory capital ratios required by a Consent Order entered into with the FDIC. After the sale, in line with the Corporation’s ongoing capital management strategy, the remaining held-to-maturity securities portfolio was reclassified to the available-for-sale portfolio, thus, as of December 31, 2012 and 2011, the Corporation did not hold investment securities held-to-maturity. Refer to Note 30 for additional information about agreements entered into with the Corporation’s primary regulators.

Trading—Securities that are bought and held principally for the purpose of selling them in the near term. These securities are carried at fair value, with unrealized gains and losses reported in earnings. As of December 31, 2012 and 2011, the Corporation did not hold investment securities for trading purposes.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Available-for-sale—Securities not classified as held to maturity or trading. These securities are carried at fair value, with unrealized holding gains and losses, net of deferred taxes, reported in other comprehensive income (“OCI”) as a separate component of stockholders’ equity and do not affect earnings until they are realized or are deemed to be other-than-temporarily impaired.

Other equity securities—Equity securities that do not have readily available fair values are classified as other equity securities in the consolidated statements of financial condition. These securities are stated at the lower of cost or realizable value. This category is principally composed of stock that is owned by the Corporation to comply with Federal Home Loan Bank (FHLB) regulatory requirements. Their realizable value equals their cost.

Premiums and discounts on investment securities are amortized as an adjustment to interest income on investments over the life of the related securities under the interest method. Net realized gains and losses and valuation adjustments considered other-than-temporary, if any, related to investment securities are determined using the specific identification method and are reported in noninterest income as net gain (loss) on sale of investments and net impairment losses on debt securities, respectively. Purchases and sales of securities are recognized on a trade-date basis.

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

The Corporation evaluates whether the impairment is other-than-temporary depending upon whether the portfolio consists of debt securities or equity securities, as further described below. The Corporation employs a systematic methodology that considers all available evidence in evaluating a potential impairment of its investments.

The impairment analysis of debt securities places special emphasis on the analysis of the cash position of the issuer and its cash and capital generation capacity, which could increase or diminish the issuer’s ability to repay its bond obligations, the length of time and the extent to which the fair value has been less than the amortized cost basis, and changes in the near-term prospects of the underlying collateral, if applicable, such as changes in default rates, loss severity given default, and significant changes in prepayment assumptions. The Corporation also takes into consideration the latest information available about the overall financial condition of an issuer, credit ratings, recent legislation, government actions affecting the issuer’s industry, and actions taken by the issuer to deal with the current economic climate. OTTI losses must be recognized in earnings if the Corporation has the intent to sell the debt security or it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. However, even if the Corporation does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a credit loss has occurred. An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. The credit loss component of an OTTI, if any, is recorded as net impairment losses on debt securities in the statements of income (loss), while the remaining portion of the impairment loss is recognized in OCI, net of taxes, provided the Corporation does not intend to sell the underlying debt security and it is “more likely than not” that the Corporation will not have to sell the debt security prior to recovery. The previous amortized cost basis less the OTTI recognized in earnings is the new amortized cost basis of the investment. The new amortized cost basis is not adjusted for subsequent recoveries in fair value. However, for debt securities for which OTTI

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income. For further disclosures, refer to Note 4 to the consolidated financial statements.

The impairment analysis of equity securities is performed and reviewed on an ongoing basis based on the latest financial information and any supporting research report made by a major brokerage firm. This analysis is very subjective and based, among other things, on relevant financial data such as capitalization, cash flow, liquidity, systematic risk, and debt outstanding of the issuer. Management also considers the issuer’s industry trends, the historical performance of the stock, credit ratings, as well as the Corporation’s intent to hold the security for an extended period. If management believes there is a low probability of recovering book value in a reasonable time frame, then an impairment will be recorded by writing the security down to market value. As previously mentioned, equity securities are monitored on an ongoing basis but special attention is given to those securities that have experienced a decline in fair value for six months or more. An impairment charge is generally recognized when the fair value of an equity security has remained significantly below cost for a period of 12 consecutive months or more.

Variable interest entities (“VIE”)

A VIE is an entity in which the Corporation holds an equity interest. An institution that has a controlling financial interest in a VIE is referred to as the primary beneficiary and consolidates the VIE. The Corporation is deemed to have a controlling financial interest and is the primary beneficiary of a VIE if it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

In connection with a sale of loans with a book value of $269.3 million to CPG/GS PR NPL, LLC (“CPG/GS”) completed on February 16, 2011, the Bank received a 35% subordinated interest in CPG/GS, as further discussed in Note 13. The Corporation’s investment in this unconsolidated entity is considered significant under Rule 3-09 of Regulation S-X. This rule looks to Rule 1-02(w) of Regulation S-X to determine the materiality of the investee. The materiality threshold for Rule 3-09 is 20% of assets or income for the presentation of full financial statements. The Corporation must provide full financial information for unconsolidated subsidiaries and 50%-or-less owned entities accounted for by the equity method if the entities are significant under the Rule 1-02(w) tests (investment or income tests) in Regulation S-X.

The Corporation accounts for its investment in CPG/GS under the equity method and includes the investment as part of investment in unconsolidated entities in the consolidated statements of financial condition. When applying the equity method, the Corporation follows the HLBV method to determine its share of earnings or losses of the unconsolidated entity. Under the HLBV method, the Corporation determines its share of earnings or losses by determining the difference between its “claim on the entity’s book value” at the end of the period as compared to the beginning of the period. This claim is calculated as the amount the Corporation would receive if the entity were to liquidate all of its assets at recorded amounts determined in accordance with GAAP and distribute the resulting cash to the investors.

Loans held for investment

Loans that we have the ability and intent to hold for the foreseeable future are classified as held for investment. The substantial majority of the Corporation’s loans are classified as held for investment. Loans are stated at the principal outstanding balance, net of unearned interest, cumulative charge-offs, unamortized deferred origination fees and costs, and unamortized premiums and discounts. Fees collected and costs incurred in the origination of new loans are deferred and amortized using the interest method or a method that

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximates the interest method over the term of the loan as an adjustment to interest yield. Unearned interest on certain personal and auto loans, and finance leases and discounts and premiums are recognized as income under a method that approximates the interest method. When a loan is paid off or sold, any unamortized net deferred fee (cost) is credited (charged) to income. Credit card loans are reported at their outstanding unpaid principal balance plus uncollected billed interest and fees net of amounts deemed uncollectible. PCI loans are reported net of any remaining purchase accounting adjustments. See the “Loans acquired” section below for the accounting policy for PCI loans.

Non-Performing and Past-Due Loans—Loans on which the recognition of interest income has been discontinued are designated as non-performing. Loans are classified as non-performing when interest and principal have not been received for a period of 90 days or more, with the exception of residential mortgages loans guaranteed by the Federal Housing Administration (the “FHA”) or the Veterans Administration (the “VA”) and credit cards. It is the Corporation’s policy to report delinquent mortgage loans insured by the FHA or guaranteed by the VA as loans past-due 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. The Corporation discontinues the recognition of income for FHA/VA loans when such loans are over 18 months delinquent. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), the Corporation’s policy is generally to exempt credit card loans from being classified as nonperforming as these loans are generally charged off in the period in which the account becomes 180 days past due. Loans generally may be placed on non-performing status prior to when required by the policies described above when there are doubts about the potential to collect all of the principal based on collateral deficiencies or, in other situations, when collection of all of the principal or interest is not expected due to deterioration in the financial condition of the borrower. When a loan is placed on non-performing status, any accrued but uncollected interest income is reversed and charged against interest income. In the case of credit card loans, the Corporation generally continues to accrue interest and fees on delinquent loans until the loans are charged-off. When the Corporation does not expect full payment of billed finance charges and fees, it reduces the balance of the credit card account by the estimated uncollectible portion of any billed finance charges and fees and excludes this amount from revenue. Interest income on non-performing loans is recognized only to the extent it is received in cash. However, when there is doubt regarding the ultimate collectibility of loan principal, all cash thereafter received is applied to reduce the carrying value of such loans (i.e., the cost recovery method). Generally, the Corporation returns a loan to accrual status when all delinquent interest and principal becomes current under the terms of the loan agreement or when the loan is well-secured and in process of collection and collectibility of the remaining interest and principal is no longer doubtful. Loans that are past due 30 days or more as to principal or interest are considered delinquent, with the exception of residential mortgage, commercial mortgage, and construction loans, which are considered past due when the borrower is in arrears two or more monthly payments.

Impaired Loans—A loan is considered impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the loan agreement. Loans with insignificant delays or insignificant short-falls in the amounts of payments expected to be collected are not considered to be impaired. The Corporation measures impairment individually for those loans in the construction, commercial mortgage, and commercial and industrial portfolios with a principal balance of $1 million or more, including loans for which a charge-off has been recorded based upon the fair value of the underlying collateral and loans that have been modified in a trouble debt restructuring (“TDRs”). The Corporation also evaluates for impairment purposes certain residential mortgage loans and home equity lines of credit with high delinquency and loan-to-value levels. Generally, consumer loans are not individually evaluated on a regular basis for impairment except for impaired marine financing loans over $1 million, home equity lines with high delinquency and loan-to-value levels and TDRs. Held-for-sale loans are not reported as impaired, as these loans are recorded at the lower of cost or fair value.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A restructuring of a loan constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. TDRs typically result from the Corporation’s loss mitigation activities and residential mortgage loans modified in accordance with guidelines similar to those of the government’s Home Affordable Mortgage Program, and could include rate reductions, principal forgiveness, forbearance, refinancing of any past-due amounts, including interest, escrow, and late charges and fees, extensions of maturities, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral.

TDRs are classified as either accrual or nonaccrual loans. A loan on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure generally for a minimum of six months and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are evaluated in assessing whether the borrower can meet the new terms and may result in the loans being returned to accrual at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Refer to Note 8 for additional qualitative and quantitative information about TDRs.

In connection with commercial restructurings, the decision to maintain a loan that has been restructured on accrual status is based on a current, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment under the modified terms. This evaluation includes consideration of the borrower’s current capacity to pay, which, among other things, may include a review of the borrower’s current financial statements, an analysis of global cash flow sufficient to pay all debt obligations, and an evaluation of secondary sources of payment from the client and any guarantors. This evaluation also includes an evaluation of the borrower’s current willingness to pay, which may include a review of past payment history, an evaluation of the borrower’s willingness to provide information on a timely basis, and consideration of offers from the borrower to provide additional collateral or guarantor support. The credit evaluation also reflects consideration of the borrower’s future capacity and willingness to pay, which may include evaluation of cash flow projections, consideration of the adequacy of collateral to cover all principal and interest, and trends indicating improving profitability and collectability of receivables.

The evaluation of mortgage and consumer loans for restructurings includes an evaluation of the client’s disposable income and credit report, the value of the property, the loan to value relationship, and certain other client-specific factors that have impacted the borrower’s ability to make timely principal and interest payments on the loan. In connection with retail restructurings, a nonperforming loan will be returned to accrual status when current as to principal and interest and upon sustained historical repayment performance.

The Corporation removes loans from TDR classification, consistent with authoritative guidance that allows for a TDR to be removed from this classification in years following the modification, only when the following two circumstances are met:

(i)	The loan is in compliance with the terms of the restructuring agreement and, therefore, is not considered impaired under the revised terms; and

(ii)	The loan yields a market interest rate at the time of the restructuring. In other words, the loan was restructured with an interest rate equal to or greater than what the Corporation would have been willing to accept at the time of the restructuring for a new loan with comparable risk.

If both of the conditions are met, the loan can be removed from the TDR classification in calendar years after the year in which the restructuring took place. However, the loan continues to be individually evaluated for impairment. A sustained performance period, generally six months, is required prior to removal from TDR classification.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

With respect to loan splits, generally, Note A of a loan split is restructured under market terms, and Note B is fully charged off. If Note A is in compliance with the restructured terms in years following the restructuring, Note A will be removed from the TDR classification.

Interest income on impaired loans is recognized based on the Corporation’s policy for recognizing interest on accrual and non-accrual loans.

All individually impaired loans are evaluated for a specific allowance. The Corporation generally measures impairment and the related specific allowance for individually impaired loans based on the difference between the recorded investment of the loan and the present value of the loans’ expected future cash flows, discounted at the effective original interest rate of the loan at the time of modification or the loan’s observable market price. If the loan is collateral dependent, the Corporation measures impairment based upon the fair value of the underlying collateral, which the Corporation determines based on the current fair value of the collateral less estimated selling costs, instead of discounted cash flows. Loans are identified as collateral dependent if the Corporation believes that collateral is the sole source of repayment. If the fair value of the loan is less than the recorded investment, the Corporation recognizes impairment by either a direct write-down or establishing an allowance for the loan or by adjusting an allowance for the impaired loan.

Loans Acquired—All purchased loans are recorded at fair value at the date of acquisition. Loans acquired with evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Corporation will not collect all contractually required principal and interest payments are considered PCI loans. In connection with the acquisition of an approximate $406 million portfolio of FirstBank-branded credit card loans from FIA Card Services (FIA), we concluded that a portion of such loans were PCI loans. See Note 7, “ Loans Held for Investment,” for additional information. In accounting for PCI loans, the difference between contractually required payments and the cash flows expected to be collected at acquisition, is referred to as the nonaccretable difference. The nonaccretable difference, which is neither accreted into income nor recorded on the consolidated statement of financial condition, reflects estimated future credit losses expected to be incurred over the life of the loans. The excess of cash flows expected to be collected over the estimated fair value of PCI loans is referred to as the accretable yield. This amount is not recorded on the statement of financial condition, but is accreted into interest income over the remaining life of the loans, using the effective yield-method.

Subsequent to acquisition, the Corporation completes quarterly evaluations of expected cash flows. Decreases in expected cash flows attributable to credit will generally result in an impairment charge to the provision for loan and lease losses and the establishment of an allowance for loan and lease losses. Increases in expected cash flows will generally result in a reduction in any allowance for loan and lease losses established subsequent to acquisition and an increase in the accretable yield. The adjusted accretable yield is recognized in interest income over the remaining life of the loans.

Because the initial fair value of PCI loans recorded at acquisition includes an estimate of credit losses expected to be realized over the remaining lives of the loans, the Corporation separately tracks and reports PCI loans and excludes these loans from its delinquency and non-performing loan statistics.

For acquired loans that are not deemed impaired at acquisition, subsequent to acquisition the Corporation recognizes the difference between the initial fair value at acquisition and the undiscounted expected cash flows in interest income over the period in which substantially all of the inherent losses associated with the non-PCI loans at the acquisition date were estimated to occur.

Charge-off of Uncollectible Loans—Net charge-offs consist of the unpaid principal balance of loans held for investment that the Corporation determines are uncollectible, net of recovered amounts. Charge-offs are recorded as a reduction to the allowance for loan and lease losses and subsequent recoveries of previously charged off

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amounts are credited to the allowance for loan and lease losses. Collateral dependent loans in the construction, commercial mortgage, and commercial and industrial loan portfolios are charged off to their fair value when loans are considered impaired. Within the consumer loan portfolio, loans in the auto and finance leases are reserved once they are 120 days delinquent and are charged off to their estimated net realizable value when collateral deficiency is deemed uncollectible (i.e., when foreclosure/repossession is probable) or when the loan is 365 days past due. Within the other consumer loans class, closed-end loans are charged off when payments are 120 days in arrears and open-end (revolving credit) consumer loans, including credit card loans, are charged off when payments are 180 days in arrears. On a quarterly basis, residential mortgage loans that are 120 days delinquent and have a loan-to-value ratio that is higher than 60% are charged-off to their fair value when there is a collateral deficiency. Generally, all loans may be charged off or written down to the fair value of the collateral prior to the policies described above if a loss-confirming event occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, or receipt of an asset valuation indicating a collateral deficiency when the asset is the sole source of repayment. The Corporation does not record charge-offs on PCI loans that are performing in accordance with or better than expectations as of the date of acquisition, as the fair value of these loans already reflects a credit component. The Corporation records charge-offs on PCI loans only if actual losses exceed estimated losses incorporated into the fair value recorded at acquisition.

Loans held for sale

Loans that the Corporation intends to sell or that the Corporation does not have the ability and intent to hold for the foreseeable future are classified as held-for-sale. Loans held for sale are stated at the lower-of-cost-or-market. Generally, the loans held-for-sale portfolio consists of conforming residential mortgage loans that the corporation intends to sell to the Government National Mortgage Association (GNMA) and government sponsored entities (GSEs) such as the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). Generally, residential mortgage loans held for sale are valued on an aggregate portfolio basis and the value is primary derived from quotations based on the mortgage-backed securities market. The amount by which cost exceeds market value in the aggregate portfolio of loans held for sale, if any, is accounted for as a valuation allowance with changes therein included in the determination of net income and reported as part of mortgage banking activities in the consolidated statement of income (loss). In certain circumstances, the Corporation transfers loans to/from held for sale or held for investment based on a change in strategy. In particular, although no decision to sell any portion of its non-performing loan portfolio has been made, the Corporation continues to evaluate options to further reduce non-performing loan levels. These options could include bulk loan sales. If such a change in holding strategy is made, significant adjustments to the loans carrying value may be necessary. These loans are transferred at the lower of cost or fair value on the date of transfer and establish a new cost basis upon transfer. Write-downs on loans transferred from held for investment to held for sale are recorded as charge-offs at the time of transfer.

Allowance for loan and lease losses

The Corporation maintains the allowance for loan and lease losses at a level considered adequate to absorb losses currently inherent in the loan and lease portfolio. The Corporation does not maintain an allowance for held-for-sale loans or PCI loans that are performing in accordance with or better than expectations as of the date of acquisition, as the fair values of these loans already reflects a credit component. The allowance for loan and lease losses provides for probable losses that have been identified with specific valuation allowances for individually evaluated impaired loans and for probable losses believed to be inherent in the loan portfolio that have not been specifically identified. The determination of the allowance for loan and lease losses requires significant estimates, including the timing and amounts of expected future cash flows on impaired loans, consideration of current economic conditions, and historical loss experience pertaining to the portfolios and pools of homogeneous loans, all of which may be susceptible to change.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Corporation aggregates loans with similar credit risk characteristics into portfolio segments: commercial mortgage, construction, commercial and industrial, residential mortgage, and consumer loans. Classes are usually disaggregations of the portfolio segments. The classes within the residential mortgage segment are residential mortgages guaranteed by the U.S. government and other loans. The classes within the consumer portfolio are: auto, finance leases, and other consumer loans. Other consumer loans mainly include unsecured personal loans, credit cards, home equity lines, lines of credits, and marine financing. The construction, commercial mortgage, and commercial and industrial segments are not further segmented into classes. The adequacy of the allowance for loan and lease losses is based on judgments related to the credit quality of the loan portfolio. These judgments consider ongoing evaluations of the loan portfolio, including such factors as the economic risks associated with each loan class, the financial condition of specific borrowers, the level of delinquent loans, historical loss experience, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. In addition to the general economic conditions and other factors described above, additional factors also considered include the internal risk ratings assigned to the loan. Internal risk ratings are assigned to each commercial loan at the time of approval and are subject to subsequent periodic review by the Corporation’s senior management. The allowance for loan and lease losses is reviewed on a quarterly basis as part of the Corporation’s continued evaluation of its asset quality.

The allowance for loan and lease losses is increased through a provision for credit losses that is charged to earnings, based on the quarterly evaluation of the factors previously mentioned, and is reduced by charge-offs, net of recoveries.

The allowance for loan and lease losses consists of specific reserves based upon valuations of loans considered to be impaired and general reserves. A specific valuation allowance is established for individual impaired loans in the commercial mortgage, construction, commercial and industrial, and residential mortgage loan portfolios, primarily when the collateral value of the loan (if the impaired loan is determined to be collateral dependent) or the present value of the expected future cash flows discounted at the loan’s effective rate is lower than the carrying amount of that loan. The specific valuation allowance is computed for impaired commercial mortgage, construction, commercial and industrial, and real estate loans with individual principal balances of $1 million or more, TDRs, as well as smaller residential mortgage loans and home equity lines of credit considered impaired based on their delinquency and loan-to-value levels. When foreclosure is probable and for collateral dependent loans, the impairment measure is based on the fair value of the collateral. The fair value of the collateral is generally obtained from appraisals. Updated appraisals are obtained when the Corporation determines that loans are impaired and are generally updated annually thereafter. In addition, appraisals and/or broker price opinions are also obtained for residential mortgage loans based on specific characteristics such as delinquency levels, age of the appraisal, and loan-to-value ratios. The excess of the recorded investment in a collateral dependent loan over the resulting fair value of the collateral is charged-off when deemed uncollectible.

For all other loans, which include small, homogeneous loans, such as auto loans, all classes in the consumer loan portfolio, residential mortgages in amounts under $1 million, and commercial and construction loans not considered impaired, the Corporation maintains a general valuation allowance established through a process that begins with estimates of incurred losses based upon various statistical analyses. The general reserve is primarily determined by applying loss factors according to the loan type and assigned risk category (pass, special mention, and substandard not considered impaired; all doubtful loans are considered impaired).

The Corporation uses a roll-rate methodology to estimate losses on its consumer loan portfolio based on delinquencies and considering credit bureau score bands. The Corporation tracks the historical portfolio performance, generally over a 24-month loss period (12 months for credit cards), to arrive at a weighted average distribution in each subgroup of each delinquency bucket. Roll-to-loss rates (loss factors) are calculated by multiplying the roll rates from each subgroup within the delinquency buckets forward through loss. Once roll

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rates are calculated, the resulting loss factor is applied to the existing receivables in the applicable subgroups within the delinquency buckets and the end results are aggregated to arrive at the required allowance level. The Corporation’s assessment also involves evaluating key qualitative and environmental factors, which include credit and macroeconomic indicators such as unemployment, bankruptcy trends, recent market transactions, and collateral values to account for current market conditions that are likely to cause estimated credit losses to differ from historical loss experience. The Corporation analyzes the expected delinquency migration to determine the future volume of delinquencies. The Corporation reflects the effect of these environmental factors on each delinquency bucket as an adjustment that increases the historical loss rate applied to each group.

The non-PCI portion of the credit card portfolio acquired from FIA in 2012 was recorded at the fair value on the acquisition date of $353.2 million, net of a discount of $18.2 million. The discount at acquisition is attributable to uncertainties in the cash flows of this portfolio based on an estimation of inherent credit losses. As previously discussed, the discount recorded at acquisition is accreted and recognized in interest income over the period in which substantially all of the inherent losses associated with the non-PCI loans at the acquisition date were estimated to occur. Subsequent to acquisition, the Corporation evaluates its estimate of embedded losses on a quarterly basis. The allowance for non-PCI loans acquired is determined considering the outstanding balance of the portfolio net of the unaccreted discount. To the extent the required allowance exceeds the unaccreted discount, a provision is required. The provision recorded during 2012 relates to new purchases on these non-PCI credit card loans and to the allowance methodology described above. The provision in 2012 was not related to changes in expected loan losses assumed in the accounting for the acquisition of the portfolio. In the case of the PCI portion of the portfolio acquired from FIA, recorded at the fair value on the acquisition date of $15.7 million (and having an unpaid principal and interest balance of $34.6 million), the accounting guidance prohibits the carry over or creation of valuation allowances in the initial accounting for impaired loans acquired in a transfer. Subsequent to acquisition, decreases in expected principal cash flows of PCI loans due to further credit deterioration will generally result in an impairment charge recognized in the Corporation’s provision for loan and lease losses, resulting in an increase to the allowance for loan losses. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loans.

The residential mortgage pools cash flow analyses are performed at the individual loan level and then aggregated to the pool level in determining the overall expected loss ratio. The model applies risk-adjusted prepayment curves, default curves, and severity curves to each loan in the pool. For loan restructuring pools, the present value of expected future cash flows under new terms, at the loan’s effective interest rate, are taken into consideration. Additionally, the default risk and prepayments related to loan restructurings are based on, among other things, the historical experience of these loans. Loss severity is affected by the expected house price scenario, which is based in part on recent house price trends. Default curves are used in the model to determine expected delinquency levels. The risk-adjusted timing of liquidations and associated costs are used in the model, and are risk-adjusted for the geographic area in which each property is located (Puerto Rico, Florida or the Virgin Islands). For residential mortgage loans, the determination of reserves includes the incorporation of updated loss factors applicable to loans expected to liquidate over the next twelve months, considering the expected realization of similarly valued assets at disposition. The allowance determination for residential mortgage loans also takes into consideration other qualitative factors, such as changes in business strategies, including loan resolution and liquidation procedures that might result in an overall adjustment applied to this portfolio segment.

For commercial loans, including construction loans, the general reserve is based on historical loss ratios supplemented by management judgment and interpretation. The loss ratios are derived from a migration analysis, which tracks the historical net charge-offs experienced over a historical 24-month loss period sustained on loans according to their internal risk rating, applying adjustments, as necessary, to each loss rate based on assessments of recent loss ratio trends (12 months). Historical loss rates may be adjusted for certain qualitative factors that, in management’s judgment, are necessary to reflect losses inherent in the portfolio. Qualitative factors that

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

management considers in the general reserve analysis include general economic conditions, and geographic trends impacting expected losses, collateral value trends, asset quality trends, concentrations, risk management and loan administration, and changes in lending practices. The methodology of accounting for all probable losses in loans not individually measured for impairment purposes is made in accordance with authoritative accounting guidance that requires that losses be accrued when they are probable of occurring and estimable.

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

Servicing Assets

The Corporation recognizes as separate assets the rights to service loans for others, whether those servicing assets are originated or purchased. The Corporation is actively involved in the securitization of pools of FHA-insured and VA-guaranteed mortgages for the issuance of GNMA mortgage-backed securities. Also, certain conventional conforming loans are sold to FNMA or FHLMC with servicing retained. When the Corporation securitizes or sells mortgage loans, it recognizes any retained interest, based on its fair value.

Servicing assets (“MSRs”) retained in a sale or securitization arise from contractual agreements between the Corporation and investors in mortgage securities and mortgage loans. The value of MSRs is derived from the net positive cash flows associated with the servicing contracts. Under these contracts, the Corporation performs loan-servicing functions in exchange for fees and other remuneration. The servicing functions typically include: collecting and remitting loan payments, responding to borrower inquiries, accounting for principal and interest, holding custodial funds for payment of property taxes and insurance premiums, supervising foreclosures and property dispositions, and generally administering the loans. The servicing rights entitle the Corporation to annual servicing fees based on the outstanding principal balance of the mortgage loans and the contractual servicing rate. The servicing fees are credited to income on a monthly basis when collected and recorded as part of mortgage banking activities in the consolidated statements of income (loss). In addition, the Corporation generally receives other remuneration consisting of mortgagor-contracted fees such as late charges and prepayment penalties, which are credited to income when collected.

Considerable judgment is required to determine the fair value of the Corporation’s servicing assets. Unlike highly liquid investments, the market value of servicing assets cannot be readily determined because these assets are not actively traded in securities markets. The initial carrying value of the servicing assets is generally determined based on its fair value. The fair value of the MSRs is determined based on a combination of market information on trading activity (MSR trades and broker valuations), benchmarking of servicing assets (valuation surveys), and cash flow modeling. The valuation of the Corporation’s MSRs incorporates two sets of assumptions: (1) market derived assumptions for discount rates, servicing costs, escrow earnings rates, floating

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

earnings rates, and the cost of funds and (2) market assumptions calibrated to the Corporation’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments, and prepayment penalties.

Once recorded, MSRs are periodically evaluated for impairment. Impairment occurs when the current fair value of the MSRs is less than its carrying value. If MSRs are impaired, the impairment is recognized in current-period earnings and the carrying value of the MSRs is adjusted through a valuation allowance. If the value of the MSRs subsequently increases, the recovery in value is recognized in current period earnings and the carrying value of the MSRs is adjusted through a reduction in the valuation allowance. For purposes of performing the MSR impairment evaluation, the servicing portfolio is stratified on the basis of certain risk characteristics such as region, terms, and coupons. An other-than-temporary impairment analysis is prepared to evaluate whether a loss in the value of the MSRs, if any, is other than temporary or not. When the recovery of the value is unlikely in the foreseeable future, a write-down of the MSRs in the stratum to its estimated recoverable value is charged to the valuation allowance.

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

Premises and equipment

Premises and equipment are carried at cost, net of accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful life of each type of asset. Amortization of leasehold improvements is computed over the terms of the leases (contractual term plus lease renewals that are “reasonably assured”) or the estimated useful lives of the improvements, whichever is shorter. Costs of maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Costs of renewals and betterments are capitalized. When assets are sold or disposed of, their cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in earnings as part of other non-interest income in the statement of income (loss).

The Corporation has operating lease agreements primarily associated with the rental of premises to support the branch network or for general office space. Certain of these arrangements are noncancelable and provide for rent escalation and renewal options. Rent expense on noncancelable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term.

Other real estate owned (OREO)

OREO, which consists of real estate acquired in settlement of loans, is recorded at the lower of cost (carrying value of the loan) or fair value minus estimated cost to sell the real estate acquired. The Corporation estimates fair values primarily based on appraisals, when available. Subsequent to foreclosure, gains or losses resulting from the sale of these properties and losses recognized on the periodic reevaluations of these properties are credited or charged to earnings and are included as part of net loss on real estate owned (“REO”) operations in the statements of income (loss). The cost of maintaining and operating these properties is expensed as incurred.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and other intangible assets

Business combinations are accounted for using the purchase method of accounting. Assets acquired and liabilities assumed are recorded at estimated fair value as of the date of acquisition. After initial recognition, any resulting intangible assets are accounted for as follows:

Goodwill

The Corporation evaluates goodwill for impairment on an annual basis, generally during the fourth quarter, or more often if events or circumstances indicate there may be impairment. The Corporation evaluated goodwill for impairment as of October 1, 2012. Goodwill impairment testing is performed at the segment (or “reporting unit”) level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to a reporting unit, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill. The Corporation’s goodwill is mainly related to the acquisition of FirstBank Florida in 2005.

The Corporation bypassed the qualitative assessment in 2012 and proceeded directly to perform the first step of the two-step goodwill impairment test. The first step (“Step 1”) involves a comparison of the estimated fair value of the reporting unit to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired. If the carrying value exceeds the estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of the impairment.

The second step (“Step 2”), if necessary, involves calculating an implied fair value of the goodwill for each reporting unit for which the first step indicated a potential impairment. The implied fair value of goodwill is determined in a manner similar to the calculation of the amount of goodwill in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.

In determining the fair value of a reporting unit, which is based on the nature of the business and the reporting unit’s current and expected financial performance, the Corporation uses a combination of methods, including market price multiples of comparable companies, as well as a discounted cash flow analysis (“DCF”). The Corporation evaluates the results obtained under each valuation methodology to identify and understand the key value drivers in order to ascertain that the results obtained are reasonable and appropriate under the circumstances.

The computations require management to make estimates and assumptions. Critical assumptions that are used as part of these evaluations include:

•	a selection of comparable publicly traded companies, based on size, performance, and asset quality;

•	the discount rate applied to future earnings, based on an estimate of the cost of equity;

•	the potential future earnings of the reporting unit; and

•	the market growth and new business assumptions.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of the market comparable approach, valuation was determined based on market multiples for comparable companies and market participant assumptions applied to the reporting unit to derive an implied value of equity.

For purposes of the DCF analysis approach, the valuation is based on estimated future cash flows. The financial projections used in the DCF analysis for the reporting unit are based on the most recent available data. The growth assumptions included in these projections are based on management’s expectations of the reporting unit’s financial prospects as well as particular plans for the entity (i.e., restructuring plans). The cost of equity was estimated using the capital asset pricing model using comparable companies, an equity risk premium, the rate of return of a “riskless” asset, a size premium based on the size of the reporting unit, and a specific company risk premium. The discount rate was estimated to be 13%. The resulting discount rate was analyzed in terms of reasonability given current market conditions.

The Step 1 evaluation of goodwill allocated to the Florida reporting unit, which is one level below the United States business segment, under both valuation approaches (market and DCF) indicated that the fair value of the unit was above the carrying amount of its equity book value as of the valuation date (October 1), which meant that Step 2 was not undertaken. Based on the analysis under both the income and market approaches, the estimated fair value of the reporting units is $181.5 million, which is above the carrying amount of the unit, including goodwill, which approximated $160.4 million at the evaluation date.

The Corporation engaged a third-party valuator to assist management in the annual evaluation of the Florida unit’s goodwill as of the October 1 valuation date. In reaching its conclusion on impairment, management discussed with the valuator the methodologies, assumptions, and results supporting the relevant values for the goodwill and determined that they were reasonable.

The goodwill impairment evaluation process requires the Corporation to make estimates and assumptions with regards to the fair value of reporting units. Actual values may differ significantly from these estimates. Such differences could result in future impairment of goodwill that would, in turn, negatively impact the Corporation’s results of operations and the profitability of the reporting unit where goodwill is recorded.

Goodwill was not impaired as of December 31, 2012 or 2011, nor was any goodwill written off due to impairment during 2012, 2011, and 2010.

Other Intangibles

Core deposit intangibles are amortized over their estimated lives, generally on a straight-line basis, and are reviewed periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

The Corporation performed impairment tests for the years ended December 31, 2012, 2011, and 2010 and determined that no impairment was needed to be recognized for other intangible assets.

In connection with the acquisition of the FirstBank-branded credit card loan portfolio in 2012, the Corporation recognized a purchased credit card relationship intangible of $24.5 million, which is being amortized on an accelerated basis based on the estimated attrition rate of the purchased credit card accounts, which reflects the pattern in which the economic benefits of the intangible asset are consumed. These benefits are consumed as the revenue stream generated by the cardholder relationship is realized. For further disclosures, refer to Note 12 to the consolidated financial statements.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities sold under agreements to repurchase

The Corporation sells securities under agreements to repurchase the same or similar securities. Generally, similar securities are securities from the same issuer, with identical form and type, similar maturity, identical contractual interest rates, similar assets as collateral, and the same aggregate unpaid principal amount. The Corporation retains control over the securities sold under these agreements. Accordingly, these agreements are considered financing transactions and the securities underlying the agreements remain in the asset accounts. The counterparty to certain agreements may have the right to repledge the collateral by contract or custom. Such assets are presented separately in the statements of financial condition as securities pledged to creditors that can be repledged.

From time to time, the Corporation modifies repurchase agreements to take advantage of decreasing interest rates. Following applicable GAAP guidance, if the Corporation determines that the debt under the modified terms is substantially different from the original terms, the modification must be accounted for as an extinguishment of debt. Modified terms are considered substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10% different from the present value of the remaining cash flows under the terms of the original instrument. The new debt instrument shall be initially recorded at fair value, and that amount shall be used to determine the debt extinguishment gain or loss to be recognized through the statement of income (loss) and the effective rate of the new instrument. If the Corporation determines that the debt under the modified terms is not substantially different, then the new effective interest rate shall be determined based on the carrying amount of the original debt instrument. None of the repurchase agreements modified in the past were considered to be substantially different from the original terms, and therefore, these modifications were not accounted for as extinguishments of debt.

Rewards Liability

The Corporation offers products, primarily credit cards, that offer reward program members with various rewards, such as airline tickets, cash, or merchandise, based on account activity. The Corporation generally recognizes rewards cost as part of business promotion expenses when the rewards are earned by the customer and records the corresponding rewards liability. The rewards liability is computed based on points earned to date that are expected to be redeemed and the average cost per point redemption. The rewards liability is reduced as points are redeemed. In estimating the rewards liability, the Corporation considers historical rewards redemption behavior, the terms of the current rewards program, and the card purchase activity. The rewards liability is sensitive to changes in the reward redemption type and redemption rate, which is based on the expectation that the vast majority of all points earned will eventually be redeemed. The rewards liability, which is included in other liabilities in the consolidated statement of financial condition, totaled $8.4 million as of December 31, 2012.

Income taxes

The Corporation uses the asset and liability method for the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns. Deferred income tax assets and liabilities are determined for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The computation is based on enacted tax laws and rates applicable to periods in which the temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. In making such assessment, significant weight is given to evidence that can be objectively verified, including both positive and negative evidence. The authoritative guidance for accounting for income taxes requires the consideration of all sources of

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years, and tax planning strategies. In estimating taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial, and regulatory guidance, and recognizes tax benefits only when deemed probable. Refer to Note 26 to the consolidated financial statements for additional information.

Under the authoritative accounting guidance, income tax benefits are recognized and measured based on a two-step analysis: 1) a tax position must be more likely than not to be sustained based solely on its technical merits in order to be recognized, and 2) the benefit is measured at the largest dollar amount of that position that is more likely than not to be sustained upon settlement. The difference between the benefit recognized in accordance with this analysis and the tax benefit claimed on a tax return is referred to as an Unrecognized Tax Benefit (“UTB”). The Corporation classifies interest and penalties, if any, related to UTBs as components of income tax expense. Refer to Note 26 for required disclosures and further information.

Treasury stock

The Corporation accounts for treasury stock at par value. Under this method, the treasury stock account is increased by the par value of each share of common stock reacquired. Any excess paid per share over the par value is debited to additional paid-in capital for the amount per share that was originally credited. Any remaining excess is charged to retained earnings.

Stock-based compensation

Compensation cost is recognized in the financial statements for all share-based payment grants. Between 1997 and 2007, the Corporation had a stock option plan (the “1997 stock option plan”) covering eligible employees. On January 21, 2007, the 1997 stock option plan expired; all outstanding awards grants under this plan continue to be in full force and effect, subject to their original terms. No awards for shares could be granted under the 1997 stock option plan as of its expiration.

On April 29, 2008, the Corporation’s stockholders approved the First BanCorp 2008 Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards. The compensation cost for an award, determined based on the estimate of the fair value at the grant date (considering forfeitures and any postvesting restrictions), is recognized over the period during which an employee or director is required to provide services in exchange for an award, which is the vesting period.

Stock-based compensation accounting guidance requires the Corporation to develop an estimate of the number of share-based awards that will be forfeited due to employee or director turnover. Quarterly changes in the estimated forfeiture rate may have a significant effect on share-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period in which the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. When unvested options or shares of restricted stock are forfeited, any compensation expense previously recognized on the forfeited awards is reversed in the period of the forfeiture. For additional information regarding the Corporation’s equity-based compensation and awards granted, refer to Note 21.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive income

Comprehensive income for First BanCorp. includes net income and the unrealized gain (loss) on available-for-sale securities, net of estimated tax effects.

Segment Information

The Corporation reports financial and descriptive information about its reportable segments (see Note 32). Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. The Corporation’s management determined that the segregation that best fulfills the segment definition described above is by lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of December 31, 2012, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations. Refer to Note 32 for additional information.

Derivative financial instruments

As part of the Corporation’s overall interest rate risk management, and from time to time, the Corporation utilizes derivative instruments, including interest rate swaps, interest rate caps and options, and forward contracts to manage interest rate risk. All derivative instruments are measured and recognized on the consolidated statements of financial condition at their fair value. On the date the derivative instrument contract is entered into, the Corporation may designate the derivative as (1) a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), or (3) as a “stand-alone” derivative instrument, including economic hedges that the Corporation has not formally documented as a fair value or cash flow hedge. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that is attributable to the hedged risk (including gains or losses on firm commitments), are recorded in current-period earnings as interest income or interest expense depending upon whether an asset or liability is being hedged. Similarly, the changes in the fair value of stand-alone derivative instruments or derivatives not qualifying or designated for hedge accounting are reported in current-period earnings as interest income or interest expense depending upon whether an asset or liability is being economically hedged. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash-flow hedge, if any, are recorded in OCI in the stockholders’ equity section of the consolidated statements of financial condition until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). As of December 31, 2012 and 2011, all derivatives held by the Corporation were considered economic undesignated hedges recorded at fair value with the resulting gain or loss recognized in current period earnings.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Valuation of financial instruments

The measurement of fair value is fundamental to the Corporation’s presentation of its financial condition and results of operations. The Corporation holds fixed income and equity securities, derivatives, investments, and other financial instruments at fair value. The Corporation holds its investments and liabilities mainly to manage liquidity needs and interest rate risks. A significant part of the Corporation’s total assets and liabilities is reflected at fair value on the Corporation’s financial statements.

The FASB authoritative guidance for fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance also establishes a fair value hierarchy for classifying financial instruments. The hierarchy is based on whether the inputs to the valuation techniques used to measure fair value are observable or unobservable. Three levels of inputs may be used to measure fair value:

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

Under the fair value accounting guidance, an entity has the irrevocable option to elect, on a contract-by-contract basis, to measure certain financial assets and liabilities at fair value at inception of the contract and thereafter, with any changes in fair value recorded in current earnings. In the past, the Corporation elected the fair value option for certain medium-term notes and callable-brokered CDs. All of these instruments were repaid, and the Corporation did not make any other fair value option election as of December 31, 2012 or 2011. See Note 28 for additional information.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income recognition—Insurance agency

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

Earnings per common share

Earnings (loss) per share-basic is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of outstanding common shares. Net income (loss) attributable to common stockholders represents net income (loss) adjusted for preferred stock dividends including any dividends declared, and cumulative dividends related to the current dividend period that have not been declared as of the end of the period, and the accretion of discounts on preferred stock issuances. Basic weighted average common shares outstanding exclude unvested shares of restricted stock. For 2011, the net income (loss) attributable to common stockholders also includes the one-time effect of the issuance of common stock in the conversion of the Series G preferred stock, and, in 2010, the one-time effect of the issuance of common stock in exchange for shares of the Series A through E preferred stock and the issuance of the Series G preferred stock for the Series F preferred stock. These transactions are further discussed in Note 22. The computation of earnings per share-diluted is similar to the computation of earnings per share-basic except that the number of weighted average common shares is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.

Potential common shares consist of common stock issuable upon the assumed exercise of stock options, unvested shares of restricted stock, and the exercise of outstanding warrants using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from the exercise, in addition to the amount of compensation cost attributable to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options, unvested shares of restricted stock, and outstanding warrants that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share.

The dilutive effect of convertible securities is reflected in the computation of diluted earnings per share using the if-converted method. The Series G preferred stock converted in the fourth quarter of 2011 was included in the denominator for the period prior to actual conversion and common shares issued upon conversion were included in the weighted average shares outstanding for the period from their date of issuance through period-end. For 2010, the amount of potential common shares was obtained based on the most advantageous conversion rate from the standpoint of the security holder and assuming that the Corporation would not be able to compel conversion until the seven-year anniversary, at which date the conversion price would have been based on the Corporation’s stock price in the open market and conversion would be based on the full liquidation value of $1,000 per share.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently issued accounting pronouncements

The FASB has issued the following accounting pronouncements and guidance relevant to the Corporation’s operations:

In April 2011, the FASB updated the Accounting Standards Codification (the “Codification”) to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this Update remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The Board concluded that this criterion is not a determining factor of effective control. Consequently, the amendments in this Update also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. Eliminating the transferor’s “ability criterion” and related implementation guidance from an entity’s assessment of effective control should improve the accounting for repurchase agreements and other similar transactions. The amendments in this Update were effective for the first interim or annual period beginning on or after December 15, 2011, and were required to be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption was not permitted. The Corporation adopted this guidance with no impact on the financial statements.

In May 2011, the FASB updated the Codification to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this Update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements and result in common fair value measurement and disclosure requirements in GAAP and IFRS. The amendments in this Update were to be applied prospectively and were effective during interim and annual periods beginning after December 15, 2011. Early application was not permitted. The Corporation adopted this guidance in 2012; refer to Note 28 for applicable disclosures. The adoption of this guidance did not result in any changes to the fair value of the Corporation’s assets or liabilities carried at fair value and thus, had no effect on the Corporation’s consolidated financial position or results of operations.

In June 2011, the FASB updated the Codification to improve the comparability, consistency, and transparency of financial reporting and increase the prominence of items reported in OCI. Under the amendments, an entity has the option to present the total comprehensive income either in a single continuous statement or in two separate but consecutive statements and eliminated the option to present the components of OCI as part of the statement of changes in stockholders’ equity. Additionally, this Update requires consecutive presentation of the statement of net income and OCI and requires an entity to present reclassification adjustments on the face of the financial statements from OCI to net income. The amendments in this Update were to be applied retrospectively and were effective for fiscal years beginning after December 15, 2011. Early adoption was permitted. The amendments did not require any transition disclosures. Beginning with the financial statements for the quarter and six-month period ended June 30, 2011, the Corporation has been following the guidance of consecutive presentation of the statement of net income and OCI. The adoption had no effect on the Corporation’s financial condition or results of operation since it impacts presentation only.

In September 2011, the FASB updated the Codification to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments in this Update were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period had not yet been issued. The Corporation adopted this guidance as part of its annual goodwill impairment evaluation conducted in the fourth quarter of 2012 and bypassed the qualitative assessment for this period, proceeding directly to the first step of the impairment test. The adoption of this guidance did not have an impact on the Corporation’s financial condition or results of operations.

In December 2011, the FASB updated the Codification to clarify the guidance on the derecognition of in substance real estate in order to resolve the diversity in practice when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of a default on the subsidiary’s nonrecourse debt. Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. That is, even if the reporting entity ceases to have a controlling financial interest, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. The Corporation adopted this guidance in 2012 with no impact on the consolidated financial statements.

In December 2011, the FASB updated the Codification to enhance and provide converged disclosures about financial and derivative instruments that are either offset on the balance sheet, or are subject to an enforceable master netting arrangement (or other similar arrangement). Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB updated the Codification to clarify the scope of the disclosure to include only derivatives, including bifurcated embedded derivatives, repurchase agreements, reverse repurchase agreements, and securities lending that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments in this Update are effective for interim and annual periods beginning on or after January 1, 2013. The Corporation is currently evaluating the impact of the adoption of this guidance, if any, on its financial statements.

In February 2013, the FASB updated the Codification to improve the reporting of reclassifications out of accumulated OCI. The amendments in this Update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated OCI on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated OCI is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. The amendments in this Update are effective prospectively for reporting periods beginning after December 31, 2012. Early adoption is permitted. The adoption of this guidance will not have an effect on the Corporation’s financial condition or results of operations since it impacts presentation only.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—RESTRICTIONS ON CASH DUE AND DUE FROM BANKS

The Corporation’s bank subsidiary, FirstBank, is required by law to maintain minimum average weekly reserve balances to cover demand deposits. The amount of those minimum average reserve balances for the week that covered December 31, 2012 was $108.3 million (2011 — $76.6 million) as the Corporation increased its demand deposit balances. As of December 31, 2012 and 2011, the Bank complied with the requirement. Cash and due from banks as well as other short-term, highly liquid securities are used to cover the required average reserve balances.

As of December 31, 2012, and as required by the Puerto Rico International Banking Law, the Corporation maintained $300,000 in time deposits, which were considered restricted assets related to FirstBank Overseas Corporation, an international banking entity acting as a subsidiary of FirstBank.

NOTE 3—MONEY MARKET INVESTMENTS

Money market investments are composed of federal funds sold, time deposits with other financial institutions, and short-term investments with original maturities of three months or less.

Money market investments as of December 31, 2012 and 2011 were as follows:

	2012	2011
	Balance
	(Dollars in thousands)
Federal funds sold, interest rate of 0.05%	$—	$2,603
Time deposits with other financial institutions, weighted average interest rate 0.37% (2011- 0.65%)	505	955
Other short-term investments, weighted average interest rate of 0.34% (2011—weighted average interest rate of 0.34%)	216,330	236,111

	$216,835	$239,669

As of both December 31, 2012 and 2011, $0.45 million of the Corporation’s money market investments was pledged as collateral for interest rate swaps.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—INVESTMENT SECURITIES

Investment Securities Available for Sale

The amortized cost, non-credit loss component of OTTI on securities recorded in OCI, gross unrealized gains and losses recorded in OCI, approximate fair value, weighted average yield and contractual maturities of investment securities available for sale as of December 31, 2012 and 2011 were as follows:

	December 31,2012						December 31, 2011
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI	Gross Unrealized		Fair value	Weighted average yield%	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI	Gross Unrealized		Fair value	Weighted average yield%
			gains	losses					gains	losses
	(Dollars in thousands)
U.S. Treasury securities:
Due within one year	$7,497	$—	$2	$—	$7,499	0.17	$476,665	$—	$327	$—	$476,992	0.34
Obligations of U.S. government-sponsored agencies:
Due within one year	—	—	—	—	—	—	300,381	—	1,204	—	301,585	1.15
After 1 to 5 years	25,650	—	7	—	25,657	0.35	—	—	—	—	—	—
After 5 to 10 years	214,323	—	8	415	213,916	1.31	—	—	—	—	—	—
Puerto Rico government obligations:
Due within one year	—	—	—	—	—	—	8,560	—	110	—	8,670	4.20
After 1 to 5 years	10,000	—	—	—	10,000	3.50	70,590	—	171	1	70,760	2.63
After 5 to 10 years	39,753	—	—	553	39,200	4.49	118,186	—	76	13	118,249	5.07
After 10 years	21,099	—	948	47	22,000	5.78	24,154	—	781	1	24,934	5.74

United States and Puerto Rico government obligations	318,322	—	965	1,015	318,272	1.97	998,536	—	2,669	15	1,001,190	1.47

Mortgage-backed securities:
FHLMC certificates:
Due within one year	63	—	—	—	63	3.34	—	—	—	—	—	—
After 1 to 5 years	—	—	—	—	—	—	928	—	8	—	936	3.67
After 10 years	125,747	—	3,430	—	129,177	2.13	24,974	—	238	—	25,212	2.59

	125,810	—	3,430	—	129,240	2.13	25,902	—	246	—	26,148	2.62

GNMA certificates:
After 1 to 5 years	143	—	7	—	150	3.57	179	—	9	—	188	3.88
After 5 to 10 years	479	—	37	—	516	3.52	596	—	47	—	643	4.09
After 10 years	564,376	—	39,630	—	604,006	3.98	717,237	—	43,938	—	761,175	3.98

	564,998	—	39,674	—	604,672	3.98	718,012	—	43,994	—	762,006	3.98

FNMA certificates:
Due within one year	119	—	—	—	119	2.93	—	—	—	—	—	—
After 1 to 5 years	2,270	—	149	—	2,419	4.88	1,019	—	42	—	1,061	3.82
After 5 to 10 years	10,963	—	874	—	11,837	3.91	18,826	—	1,007	—	19,833	3.97
After 10 years	602,623	—	10,638	—	613,261	2.49	47,485	—	3,285	—	50,770	5.46

	615,975	—	11,661	—	627,636	2.52	67,330	—	4,334	—	71,664	5.02

Collateralized mortgage obligations issued or guaranteed by the FHLMC:
After 5 to 10 years	301	—	—	1	300	3.01	—	—	—	—	—	—

Other mortgage pass-through trust certificates:
Over 5 to 10 years	143	—	1	—	144	7.27	—	—	—	—	—	—
After 10 years	69,269	18,487	—	—	50,782	2.29	85,014	23,809	1	—	61,206	2.19

	69,412	18,487	1	—	50,926	2.29	85,014	23,809	1	—	61,206	2.19

Total mortgage-backed securities	1,376,496	18,487	54,766	1	1,412,774	3.07	896,258	23,809	48,575	—	921,024	3.85

Corporate bonds:
After 10 years	—	—	—	—	—	—	1,447	434	—	—	1,013	5.80

Equity securities (without contractual maturity) (1)	77	—	—	46	31	—	77	—	—	36	41	—

Total investment securities available for sale	$1,694,895	$18,487	$55,731	$1,062	$1,731,077	2.87	$1,896,318	$24,243	$51,244	$51	$1,923,268	2.60

(1)	Represents common shares of another financial institution in Puerto Rico.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities of mortgage-backed securities are based on contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options, as was the case with approximately $194.5 million and $303.3 million of investment securities called during 2012 and 2011, respectively. The weighted average yield on investment securities available for sale is based on amortized cost and, therefore, does not give effect to changes in fair value. The net unrealized gain or loss on securities available for sale and the noncredit loss component of OTTI are presented as part of OCI.

The aggregate amortized cost and approximate market value of investment securities available for sale as of December 31, 2012 by contractual maturity, are shown below:

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$7,679	$7,681
After 1 to 5 years	38,063	38,226
After 5 to 10 years	265,962	265,913
After 10 years	1,383,114	1,419,226

Total	1,694,818	1,731,046
Equity securities	77	31

Total investment securities available for sale	$1,694,895	$1,731,077

The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2012 and 2011. It also includes debt securities for which an OTTI was recognized and only the amount related to a credit loss was recognized in earnings. Unrealized losses for which OTTI had been recognized have been reduced by any subsequent recoveries in fair value.

	As of December 31, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Debt securities:
Puerto Rico government obligations	$41,243	$600	$—	$—	$41,243	$600
U.S. government agencies obligations	183,709	415	—	—	183,709	415
Mortgage-backed securities:
Collateralized mortgage obligations issued or guaranteed by FHLMC	300	1	—	—	300	1
Other mortgage pass-through trust certificates	—	—	50,782	18,487	50,782	18,487
Equity securities	31	46	—	—	31	46

	$225,283	$1,062	$50,782	$18,487	$276,065	$19,549

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Debt securities:
Puerto Rico government obligations	$15,982	$15	$—	$—	$15,982	$15
Mortgage-backed securities:
Other mortgage pass-through trust certificates	—	—	61,017	23,809	61,017	23,809
Corporate bonds	—	—	1,013	434	1,013	434
Equity securities	41	36	—	—	41	36

	$16,023	$51	$62,030	$24,243	$78,053	$24,294

Assessment for OTTI

On a quarterly basis, the Corporation performs an assessment to determine whether there have been any events or economic circumstances indicating that a security with an unrealized loss has suffered an OTTI. A debt security is considered impaired if the fair value is less than its amortized cost basis at the reporting date. The accounting literature requires the Corporation to assess whether the unrealized loss is other than temporary.

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

Debt securities issued by U.S. government agencies, government-sponsored entities, and the U.S. Department of the Treasury (the “U.S. Treasury”) accounted for approximately 92% of the total available-for-sale portfolio as of December 31, 2012 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government. The Corporation’s assessment was concentrated mainly on private label mortgage-backed securities with an amortized cost of $69.3 million for which credit losses are evaluated on a quarterly basis. The Corporation considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

•	The length of time and the extent to which the fair value has been less than the amortized cost basis;

•	Changes in the near term prospects of the underlying collateral of a security such as changes in default rates, loss severity given default, and significant changes in prepayment assumptions;

•	The level of cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities; and

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Any adverse change to the credit conditions and liquidity of the issuer, taking into consideration the latest information available about the overall financial condition of the issuer, credit ratings, recent legislation and government actions affecting the issuer’s industry, and actions taken by the issuer to deal with the present economic climate.

The Corporation recorded OTTI losses on available-for-sale debt securities as follows:

	Corporate Bonds		Private label MBS
(In thousands)	2012	2011	2012	2011
Total other-than-temporary impairment losses	$—	$(987)	$—	$—
Portion of other-than-temporary impairment losses recognized in OCI	—	434	(2,002)	(1,418)

Net impairment losses recognized in earnings	$—	$(553)	$(2,002)	$(1,418)

The following table summarizes the rollforward of credit losses on debt securities held by the Corporation for which a portion of an OTTI is recognized in OCI:

(In thousands)	2012	2011
Credit losses at the beginning of the period	$3,823	$1,852
Additions:
Credit losses on debt securities for which an OTTI was not previously recognized	—	553
Credit losses on debt securities for which an OTTI was previously recognized	2,002	1,418
Reductions:
Securities sold during the period (realized loss)	(553)	—

Ending balance of credit losses on debt securities held for which a portion of an OTTI was recognized in OCI	$5,272	$3,823

During 2012, the $2.0 million credit-related impairment loss is related to private label MBS, which are collateralized by fixed-rate mortgages on single-family, residential properties in the United States. The interest rate on these private-label MBS is variable, tied to 3-month LIBOR and limited to the weighted average coupon of the underlying collateral. The underlying mortgages are fixed-rate single-family loans with original high FICO scores (over 700) and moderate original loan-to-value ratios (under 80%), as well as moderate delinquency levels.

Based on the expected cash flows derived from the model, and since the Corporation does not have the intention to sell the securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs, only the credit loss component was reflected in earnings. Significant assumptions in the valuation of the private label MBS were as follows:

	December 31, 2012		December 31, 2011
	Weighted Average	Range	Weighted Average	Range
Discount rate	14.5%	14.5%	14.5%	14.5%
Prepayment rate	32%	21.85% - 69.97%	27%	21.33% - 37.97%
Projected Cumulative Loss Rate	8%	0.73% - 38.79%	6%	1.94% - 11.89%

No OTTI losses on equity securities held in the available-for-sale investment portfolio were recognized for the year ended December 31, 2012 or 2011. A $0.4 million OTTI on certain equity securities related to financial

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

institutions in Puerto Rico was recorded for the year ended December 31, 2010. Management concluded that the decline in value of the securities were other than temporary, as such, the cost basis of these securities was written down to the market value as of the date of the analysis and is reflected in earnings as a realized loss.

Total proceeds from the sale of securities available for sale during 2012, 2011, and 2010 amounted to approximately $1.9 million, $1.2 billion, and $2.4 billion, respectively. The following table summarizes the realized gains and losses on sales of securities available for sale for the years indicated:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Realized gains (1)	$—	$34,449	$93,719
Realized losses	—	—	(540)

Net realized security gains	$—	$34,449	$93,179

(1)	Includes a $3.5 million gain in 2011 attributable to a tender offer by the Puerto Rico Housing Finance Authority to purchase certain of its outstanding bonds. Bonds held by the Corporation with a book value of $19.8 million were exchanged for cash as part of the tender offer and the difference between the cash received and the book value of such instruments was recorded as part of “Gain on sale of investment” in the Statement of income (loss).

As part of its balance sheet restructuring strategies, the Corporation sold during 2011 approximately $500 million of low-yielding U.S. Treasury Notes and $105 million of floating rate U.S. agency collateralized mortgage obligations (“CMOs”) and used the proceeds, in part, to prepay $ 400 million of repurchase agreements that carried an average rate of 2.74%. The prepayment penalties of $10.6 million were offset with gains of $11.0 million from the sale of U.S. Treasury Notes and floating rates U.S. agency CMOs.

The following table states the names of issuers, and the aggregate amortized cost and market value of the securities of such issues, when the aggregate amortized cost of such securities exceeds 10% of stockholders’ equity. This information excludes securities of the U.S. and Puerto Rico government. Investments in obligations issued by a state of the U.S. and its political subdivisions and agencies that are payable and secured by the same source of revenue or taxing authority, other than the U.S. government, are considered securities of a single issuer and include debt and mortgage-backed securities.

	2012		2011
	Amortized Costs	Fair Value	Amortized Costs	Fair Value
	(In thousands)		(In thousands)
GNMA	$564,998	$604,672	$718,012	$762,006
FNMA	615,975	627,636	367,711	373,249
FHLB	239,973	239,573	—	—

Investments Held to Maturity

On March 7, 2011, the Corporation sold $330 million of mortgage-backed securities that were originally intended to be held to maturity, consistent with deleveraging initiatives included in the Corporation’s Capital Plan in order to preserve capital and meet minimum regulatory capital ratios established in the Consent Order entered into with the Bank’s principal regulators. Refer to Note 30 for additional information. The Corporation realized a gain of $18.7 million associated with this transaction. After the sale, in line with the Corporation’s ongoing capital management strategy, the remaining $89 million of investment securities held in the held-to-maturity portfolio was reclassified to the available-for-sale portfolio.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

From time to time, the Corporation has securities held to maturity with an original maturity of three months or less that are considered cash and cash equivalents and classified as money market investments in the consolidated statements of financial condition. As of December 31, 2012 and 2011, the Corporation had no outstanding securities held to maturity that were classified as cash and cash equivalents.

NOTE 5—OTHER EQUITY SECURITIES

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

As of December 31, 2012 and 2011, the Corporation had investments in FHLB stock with a book value of $37.5 and $36.7 million, respectively. The net realizable value is a reasonable proxy for the fair value of these instruments. Dividend income from FHLB stock for 2012, 2011, and 2010 amounted to $1.4 million, $1.9 million, and $2.9 million, respectively.

The shares of FHLB stock owned by the Corporation were issued by the FHLB of New York and by the FHLB of Atlanta. Both Banks are part of the Federal Home Loan Bank System, a national wholesale banking network of 12 regional, stockholder-owned congressionally chartered banks. The Federal Home Loan Banks are all privately capitalized and operated by their member stockholders. The system is supervised by the Federal Housing Finance Agency, which ensures that the Home Loan Banks operate in a financially safe and sound manner, remain adequately capitalized and able to raise funds in the capital markets, and carry out their housing finance mission.

The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities as of December 31, 2012 and 2011 was $1.3 million. An impairment charge of $0.25 million was recorded in 2010 related to an investment in a failed financial institution in the United States. During 2010, the Corporation recognized a gain of $10.7 million on the sale of VISA shares. As of December 31, 2012, the Corporation no longer held any VISA shares.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—INTEREST AND DIVIDEND ON INVESTMENTS AND MONEY MARKET INSTRUMENTS

The following provides information about interest on investments and FHLB dividend income:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Mortgage-backed securities:
Taxable	$23,989	$32,599	$42,722
Exempt	11,543	10,511	63,754

	35,532	43,110	106,476

PR government obligations, U.S. Treasury securities, and U.S. government agencies:
Taxable	1,468	3,705	7,572
Exempt	6,785	15,282	21,667

	8,253	18,987	29,239

Equity securities:
Taxable	6	1	15

	6	1	15

Other investment securities (including FHLB dividends)
Taxable	1,503	2,001	3,010

	1,503	2,001	3,010

Total interest income investment securities	45,294	64,099	138,740

Interest on money market instruments:
Taxable	1,137	1,107	1,772
Exempt	690	448	277

Total interest income money market instruments	1,827	1,555	2,049

Total interest and dividend income in investments and money market instruments	$47,121	$65,654	$140,789

The following table summarizes the components of interest and dividend income on investments:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Interest income on investment securities and money market investments	$45,694	$63,769	$139,031
Dividends on FHLB stock	1,427	1,885	2,894

Interest income excluding unrealized (loss) gain on derivatives (economic hedges)	47,121	65,654	141,925
Unrealized loss on derivatives (economic hedges) from interest rate caps	—	—	(1,136)

Total interest income and dividends on investments	$47,121	$65,654	$140,789

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—LOANS HELD FOR INVESTMENT

The following provides information about the loan portfolio held for investment:

	December 31, 2012	December 31, 2011
	(In thousands)
Residential mortgage loans, mainly secured by first mortgages	$2,747,217	$2,873,785

Commercial loans:
Construction loans	361,875	427,863
Commercial mortgage loans (1)	1,883,798	1,565,411
Commercial and Industrial loans (1)	2,793,157	3,856,695
Loans to local financial institution collateralized by real estate mortgages	255,390	273,821

Commercial loans	5,294,220	6,123,790

Finance leases	236,926	247,003

Consumer loans	1,775,751	1,314,814

Loans held for investment	10,054,114	10,559,392
Allowance for loan and lease losses	(435,414)	(493,917)

Loans held for investment, net	$9,618,700	$10,065,475

(1)	During the fourth quarter of 2012, the classification of certain loans was revised to more accurately depict the nature of the underlying loans. This reclassification resulted in a net reduction in commercial and industrial loans of approximately $388.3 million, with a corresponding increase in commercial mortgage loans as the principal source of repayment for such loans is derived primarily from the operation of the underlying real estate collateral. The Corporation evaluated the impact of this reclassification on the provision for loan losses allocated to these portfolios and determined that the effect of this adjustment was not material to any previously reported results.

As of December 31, 2012 and 2011, the Corporation had net deferred origination fees on its loan portfolio amounting to $8.5 million and $6.2 million, respectively. Total loan portfolio is net of unearned income of $38.8 million and $39.7 million as of December 31, 2012 and 2011, respectively.

As of December 31, 2012, the Corporation was servicing residential mortgage loans owned by others aggregating $1.9 billion (2011—$1.6 billion), construction and commercial loans owned by others aggregating $2.8 million (2011—$3.0 million), and commercial loan participations owned by others aggregating $457.9 million (2011—$343.3 million).

Various loans secured by first mortgages were assigned as collateral for CDs, individual retirement accounts, and advances from the FHLB. The mortgages pledged as collateral amounted to $1.1 billion as of December 31, 2012 (2011—$1.3 billion).

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans held for investment on which accrual of interest income had been discontinued were as follows:

(In thousands)	December 31, 2012	December 31, 2011
Non-performing loans:
Residential mortgage	$313,626	$338,208
Commercial mortgage	214,780	240,414
Commercial and Industrial	230,090	270,171
Construction	178,190	250,022
Consumer:
Auto loans	19,210	19,641
Finance leases	3,182	3,485
Other consumer loans	16,483	16,421

Total non-performing loans held for investment (1) (2)	$975,561	$1,138,362

(1)	As of December 31, 2012 and 2011, excludes $ 2.2 million and $ 4.8 million, respectively, in non-performing loans held for sale.
(2)	Amount excludes PCI loans with a carrying value of approximately $10.6 million acquired as part of the credit card portfolio purchased in 2012, as further discussed below.

If these loans were accruing interest, the additional interest income realized would have been $75.1 million (2011—$64.0 million; 2010—$52.7 million).

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Corporation’s aging of the loans held for investment portfolio is as follows:

As of December 31, 2012 (In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)	Total Past Due (4)	Purchased Credit- Impaired Loans (4)	Current	Total loans held for investment	90 days past due and still accruing (5)
Residential mortgage:
FHA/VA and other government-guaranteed loans (2) (3) (5)	$—	$10,592	$93,298	$103,890	$—	$104,723	$208,613	$93,298
Other residential mortgage loans (3)	—	83,807	324,965	408,772	—	2,129,832	2,538,604	11,339
Commercial:
Commercial and Industrial loans	22,323	8,952	258,989	290,264	—	2,758,283	3,048,547	28,899
Commercial mortgage loans (3)	—	6,367	218,379	224,746	—	1,659,052	1,883,798	3,599
Construction loans (3)	—	843	178,876	179,719	—	182,156	361,875	686
Consumer:
Auto loans	64,991	15,446	19,210	99,647	—	926,579	1,026,226	—
Finance leases	10,938	2,682	3,182	16,802	—	220,124	236,926	—
Other consumer loans	12,268	6,850	20,674	39,792	10,602	699,131	749,525	4,191

Total loans held for investment	$110,520	$135,539	$1,117,573	$1,363,632	$10,602	$8,679,880	$10,054,114	$142,012

(1)	Includes non-performing loans and accruing loans that are contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges and fees until charged-off at 180 days.
(2)	As of December 31, 2012, includes $14.8 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.
(3)	According to the Corporation’s delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears two or more monthly payments. FHA/VA government-guaranteed loans, other residential mortgage loans, commercial mortgage loans, and construction loans past due 30-59 days amounted to $22.2 million, $186.3 million, $164.9 million, and $21.1 million, respectively.
(4)	Purchased credit-impaired loans are excluded from delinquency and non-performing statistics as further discussed below.
(5)	It is the Corporation’s policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $35.3 million of residential mortgage loans insured by the FHA or guaranteed by the VA, which are over 18 months delinquent, that are no longer accruing interest as of December 31, 2012.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011 (In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)	Total Past Due	Current	Total loans held for investment	90 days past due and still accruing
Residential mortgage:
FHA/VA and other government-guaranteed loans (2) (3)	$—	$17,548	$85,188	$102,736	$165,417	$268,153	$85,188
Other residential mortgage loans (3)	—	90,274	350,495	440,769	2,164,863	2,605,632	12,287
Commercial:
Commercial and Industrial loans	27,674	10,714	294,723	333,111	3,797,405	4,130,516	24,552
Commercial mortgage loans (3)	—	8,891	240,414	249,305	1,316,106	1,565,411	—
Construction loans (3)	—	8,211	258,811	267,022	160,841	427,863	8,789
Consumer:
Auto loans	61,265	18,963	19,641	99,869	837,697	937,566	—
Finance leases	11,110	4,172	3,485	18,767	228,236	247,003	—
Other consumer loans	10,170	4,699	16,421	31,290	345,958	377,248	—

Total loans held for investment	$110,219	$163,472	$1,269,178	$1,542,869	$9,016,523	$10,559,392	$130,816

(1)	Includes non-performing loans and accruing loans that are contractually delinquent 90 days or more (i.e., FHA/VA and other guaranteed loans).
(2)	As of December 31, 2011, includes $66.4 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.
(3)	According to the Corporation’s delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears two or more monthly payments. FHA/VA government-guaranteed loans, other residential mortgage loans, commercial mortgage loans, and construction loans past-due 30-59 days amounted to $22.8 million, $226.9 million, $91.5 million, and $3.7 million, respectively.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Corporation’s credit quality indicators by loan type as of December 31, 2012 and 2011 are summarized below:

	Commercial Credit Exposure-Credit Risk Profile based on Creditworthiness Category:
December 31, 2012	Substandard	Doubtful	Loss	Total Adversely Classified (1)	Total Portfolio
	(In thousands)
Commercial Mortgage	$401,597	$6,867	$—	$408,464	$1,883,798
Construction	184,977	14,556	605	200,138	361,875
Commercial and Industrial	372,100	30,651	1,143	403,894	3,048,547

	Commercial Credit Exposure-Credit Risk Profile based on Creditworthiness Category:
December 31, 2011	Substandard	Doubtful	Loss	Total Adversely Classified (1)	Total Portfolio
	(In thousands)
Commercial Mortgage	$414,355	$8,462	$—	$422,817	$1,565,411
Construction	247,560	32,059	2,916	282,535	427,863
Commercial and Industrial	457,927	31,100	1,373	490,400	4,130,516

(1)	Excludes $2.2 million ($1.1 million commercial mortgage; $1.1 commercial and industrial) as of December 31, 2012 and $4.8 million (construction) as of December 31, 2011 of adversely classified loans held for sale.

The Corporation considered a loan as adversely classified if its risk rating is Substandard, Doubtful, or Loss. These categories are defined as follows:

Substandard—A Substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful—Doubtful classifications have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable. A Doubtful classification may be appropriate in cases where significant risk exposures are perceived, but Loss cannot be determined because of specific reasonable pending factors, which may strengthen the credit in the near term.

Loss—Assets classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future. There is little or no prospect for near term improvement and no realistic strengthening action of significance pending.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Consumer Credit Exposure-Credit Risk Profile Based on Payment Activity
	Residential Real-Estate		Consumer
December 31, 2012	FHA/VA/ Guaranteed (1)	Other residential loans	Auto	Finance Leases	Other Consumer
	(In thousands)
Performing	$208,613	$2,224,978	$1,007,016	$233,744	$722,440
Purchased Credit-Impaired	—	—	—	—	10,602
Non-performing	—	313,626	19,210	3,182	16,483

Total	$208,613	$2,538,604	$1,026,226	$236,926	$749,525

(1)	It is the Corporation’s policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $35.3 million of residential mortgage loans insured by the FHA or guaranteed by the VA, which are over 18 months delinquent and, are no longer accruing interest as of December 31, 2012.

	Consumer Credit Exposure-Credit Risk Profile Based on Payment Activity
	Residential Real-Estate		Consumer
December 31, 2011	FHA/VA/ Guaranteed	Other residential loans	Auto	Finance Leases	Other Consumer
	(In thousands)
Performing	$268,153	$2,267,424	$917,925	$243,518	$360,827
Non-performing	—	338,208	19,641	3,485	16,421

Total	$268,153	$2,605,632	$937,566	$247,003	$377,248

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present information about impaired loans excluding PCI loans, which are reported separately as discussed below:

Impaired Loans (In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized Accrual Basis	Interest Income Recognized Cash Basis
As of December 31, 2012
With no related allowance recorded:
FHA/VA-Guaranteed loans	$—	$—	$—	$—	$—	$—
Other residential mortgage loans	122,056	130,306	—	148,125	3,480	1,585
Commercial:
Commercial mortgage loans	44,495	54,753	—	45,420	796	217
Commercial and Industrial Loans	35,673	41,637	—	22,780	340	29
Construction Loans	21,179	44,797	—	35,379	50	16
Consumer:
Auto loans	—	—	—	—	—	—
Finance leases	—	—	—	—	—	—
Other consumer loans	2,615	3,570	—	2,443	174	48

	$226,018	$275,063	$—	$254,147	$4,840	$1,895

With an allowance recorded:
FHA/VA-Guaranteed loans	$—	$—	$—	$—	$—	$—
Other residential mortgage loans	462,663	518,446	47,171	447,491	11,367	2,160
Commercial:
Commercial mortgage loans	310,030	330,117	50,959	316,535	6,404	1,024
Commercial and Industrial Loans	284,357	363,012	80,167	239,757	2,307	291
Construction Loans	159,504	275,398	39,572	154,680	131	170
Consumer:
Auto loans	11,432	11,432	1,456	11,090	827	—
Finance leases	2,019	2,019	78	1,987	180	—
Other consumer loans	9,271	10,047	2,346	8,912	1,116	31

	$1,239,276	$1,510,471	$221,749	$1,180,452	$22,332	$3,676

Total:
FHA/VA-Guaranteed loans	$—	$—	$—	$—	$—	$—
Other residential mortgage loans	584,719	648,752	47,171	595,616	14,847	3,745
Commercial:
Commercial mortgage loans	354,525	384,870	50,959	361,955	7,200	1,241
Commercial and Industrial loans	320,030	404,649	80,167	262,537	2,647	320
Construction loans	180,683	320,195	39,572	190,059	181	186
Consumer:
Auto loans	11,432	11,432	1,456	11,090	827	—
Finance leases	2,019	2,019	78	1,987	180	—
Other consumer loans	11,886	13,617	2,346	11,355	1,290	79

	$1,465,294	$1,785,534	$221,749	$1,434,599	$27,172	$5,571

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands)	Recorded Investments	Unpaid Principal Balance	Related Allowance	Recorded Investment	Interest Income Recognized Accrual Basis	Interest Income Recognized Cash Basis
As of December 31, 2011
With no related allowance recorded:
FHA/VA-Guaranteed loans	$—	$—	$—	$—	$—	$—
Other residential mortgage loans	181,081	192,757	—	141,412	7,133	1,571
Commercial:
Commercial mortgage loans	13,797	15,283	—	22,540	136	333
Commercial and Industrial Loans	40,453	45,948	—	51,238	192	352
Construction Loans	33,759	45,931	—	27,438	20	27
Consumer:
Auto loans	—	—	—	—	—	—
Finance leases	—	—	—	—	—	—
Other consumer loans	2,840	3,846	—	1,775	31	23

	$271,930	$303,765	$—	$244,403	$7,512	$2,306

With an allowance recorded:
FHA/VA-Guaranteed loans	$—	$—	$—	$—	$—	$—
Other residential mortgage loans	423,340	465,495	48,566	430,411	10,609	1,586
Commercial:
Commercial mortgage loans	354,954	383,890	59,167	249,595	5,022	1,554
Commercial and Industrial Loans	223,572	316,641	58,652	302,559	742	1,911
Construction Loans	213,388	344,035	44,768	257,842	375	81
Consumer:
Auto loans	8,710	8,710	1,039	4,644	527	—
Finance leases	1,804	1,804	41	1,179	125	—
Other consumer loans	9,678	9,678	2,669	5,492	1,105	—

	$1,235,446	$1,530,253	$214,902	$1,251,722	$18,505	$5,132

Total:
FHA/VA-Guaranteed loans	$—	$—	$—	$—	$—	$—
Other residential mortgage loans	604,421	658,252	48,566	571,823	17,742	3,157
Commercial:
Commercial mortgage loans	368,751	399,173	59,167	272,135	5,158	1,887
Commercial and Industrial Loans	264,025	362,589	58,652	353,797	934	2,263
Construction Loans	247,147	389,966	44,768	285,280	395	108
Consumer:
Auto loans	8,710	8,710	1,039	4,644	527	—
Finance leases	1,804	1,804	41	1,179	125	—
Other consumer loans	12,518	13,524	2,669	7,267	1,136	23

	$1,507,376	$1,834,018	$214,902	$1,496,125	$26,017	$7,438

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables show the activity for impaired loans and the related specific reserve during 2012:

2012
Impaired Loans:	(In thousands)
Balance at beginning of period	$1,507,376
Loans determined impaired during the period	374,034
Net charge-offs	(130,061)
Loans sold, net of charge-offs	(4,451)
Loans transferred to held for sale	(1,688)
Increases to impaired loans—additional disbursements	43,852
Foreclosures	(144,904)
Loans no longer considered impaired	(46,615)
Paid in full or partial payments	(132,249)

Balance at end of period	$1,465,294

2012
Specific Reserve:	(In thousands)
Balance at beginning of period	$214,902
Provision for loan losses	136,908
Net charge-offs	(130,061)

Balance at end of period	$221,749

Acquired loans including PCI Loans

On May 30, 2012, the Corporation reentered the credit card business with the acquisition of an approximate $406 million portfolio of FirstBank-branded credit card loans from FIA. These loans were recorded on the Consolidated Statement of Financial Condition at estimated fair value on the acquisition date of $368.9 million. The Corporation concluded that a portion of these acquired loans were PCI loans. PCI loans are acquired loans with evidence of credit quality deterioration since origination for which it is probable at the date of purchase that the Corporation will be unable to collect all contractually required payments. The loans that the Corporation concluded were credit impaired had a contractual outstanding unpaid principal and interest balance of $34.6 million and an estimated fair value of $15.7 million. Given that the initial fair value of these loans included an estimate of credit losses expected to be realized over the remaining lives of the loans, the Corporation’s subsequent accounting for PCI loans differs from the accounting for non–PCI loans; therefore, the Corporation separately tracks and reports PCI loans and excludes these loans from delinquency and nonperforming loan statistics. Refer to Note 1 for additional information about accounting policies for loans held for investment and the allowance for loan losses, including discussions of the accounting for credit card loans.

Initial Fair value and Accretable Yield of PCI loans

At acquisition, the Corporation estimated the cash flows the Corporation expected to collect on credit card loans acquired with a deteriorated credit quality. Under the accounting guidance for PCI loans, the difference between the contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. This difference is neither accreted into income nor recorded on the Corporation’s consolidated Statement of Financial Condition. The excess of cash flows expected to be collected over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loans, using the effective-yield method. The table below displays the contractually required

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

principal and interest, cash flows expected to be collected and the fair value at acquisition related to the PCI loans the Corporation acquired. The table also displays the nonaccretable difference and the accretable yield at acquisition.

At acquisition
(In thousands)	Purchased Credit- Impaired Loans
Contractually outstanding principal and interest at acquisition	$34,577
Less: Nonaccretable difference	(15,408)

Cash flows expected to be collected at acquisition	19,169
Less: Accretable yield	(3,451)

Fair value of loans acquired	$15,718

Outstanding balance and Carrying value of PCI loans

The table below presents the outstanding contractual principal balance and carrying value of the PCI loans as of December 31, 2012:

(In thousands)	Purchased Credit- Impaired Loans
Contractual balance	$28,778
Carrying value	10,602

Changes in accretable yield of acquired loans

Subsequent to acquisition, the Corporation is required to periodically evaluate its estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and nonaccretable difference or reclassifications from nonaccretable yield to accretable. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows due to further credit deterioration will generally result in an impairment charge recognized in the Corporation’s provision for loan and lease losses, resulting in an increase to the allowance for loan losses. During 2012, the Corporation did not record charges to the provision for loan losses related to PCI loans.

The following table presents changes in the accretable yield related to the PCI loans acquired from FIA:

(In thousands)	PCI Loans
Accretable yield at acquisition	$3,451
Accretion recognized in earnings	(1,280)

Accretable yield as of December 31, 2012	$2,171

In addition to the credit card portfolio acquired from FIA, the Corporation purchased during 2012 $206.7 million of residential mortgage loans consistent with a strategic program established by the Corporation in 2005 to purchase ongoing residential mortgage loan production from mortgage bankers in Puerto Rico. Generally, the loans purchased from mortgage bankers were conforming residential mortgage loans. Purchases of conforming residential mortgage loans provide the Corporation the flexibility to retain or sell the loans, including through securitization transactions depending upon whether the Corporation wants to retain high-yielding loans and

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

improve net interest margins or generate profits by selling loans. When the Corporation sells such loans, it generally keeps the servicing of the loans.

In the ordinary course of business, the Corporation sells residential mortgage loans (originated or purchased) to GNMA and GSEs. GNMA and GSEs, such as FNMA and FHLMC, generally securitize the transferred loans into mortgage-backed securities for sale into the secondary market. The Corporation sold approximately $223.3 million of performing residential mortgage loans in the secondary market to FNMA and FHLMC during 2012. Also, the Corporation securitized approximately $239.8 million of FHA/VA mortgage loans into GNMA mortgage-backed securities during 2012. The Corporation’s continuing involvement in these loan sales consists primarily of servicing the loans. In addition, the Corporation agreed to repurchase loans when it breaches any of the representations and warranties included in the sale agreement. These representations and warranties are consistent with the GSEs’ selling and servicing guidelines (i.e., ensuring that the mortgage was properly underwritten according to established guidelines).

For loans sold to GNMA, the Corporation holds an option to repurchase individual delinquent loans issued on or after January 1, 2003 when the borrower fails to make any payment for three consecutive months. This option gives the Corporation the ability, but not the obligation, to repurchase the delinquent loans at par without prior authorization from GNMA.

Under ASC Topic 860, once the Corporation has the unilateral ability to repurchase the delinquent loan, it is considered to have regained effective control over the loan and is required to recognize the loan and a corresponding repurchase liability on the balance sheet regardless of the Corporation’s intent to repurchase the loan.

During 2012, 2011, and 2010, the Corporation repurchased pursuant to its repurchase option with GNMA $53.9 million, $35.2 million, and $76.9 million, respectively, of loans previously sold to GNMA. The principal balance of these loans is fully guaranteed and the risk of loss related to repurchases is generally limited to the difference between the delinquent interest payment advanced to GNMA computed at the loan’s interest rate and the interest payments reimbursed by FHA, which are computed at a pre-determined debenture rate. Repurchases of GNMA loans allow the Corporation, among other things, to maintain acceptable delinquency rates on outstanding GNMA pools and remain as a seller and servicer in good standing with GNMA. The Corporation generally remediates any breach of representations and warranties related to the underwriting of such loans according to established GNMA guidelines without incurring losses. The Corporation does not maintain a liability for estimated losses as a result of breaches in representations and warranties.

Loan sales to FNMA and FHLMC are without recourse in relation to the future performance of the loans. The Corporation repurchased at par loans previously sold to FNMA and FHLMC in the amounts of $3.0 million, $3.5 million, and $2.4 million during 2012, 2011, and 2010, respectively. The Corporation’s risk of loss with respect to these loans is also minimal as these repurchased loans are generally performing loans with documentation deficiencies. The amount of these loan repurchases represents less than 2% of total sales of loans to FNMA and FHLMC over the last three years and subsequent losses are estimated to have been less than $0.3 million. As a consequence, the Corporation does not maintain a liability for estimated losses on loans expected to be repurchased as a result of breaches in loan and servicer representations and warranties.

The Corporation’s primary lending area is Puerto Rico. The Corporation’s Puerto Rico banking subsidiary, FirstBank, also lends in the USVI and BVI markets and in the United States (principally in the state of Florida). Of the total gross loans held for investment portfolio of $10.1 billion as of December 31, 2012, approximately 86% have credit risk concentration in Puerto Rico, 7% in the United States, and 7% in the USVI and BVI.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2012, the Corporation had $158.4 million outstanding in credit facilities granted to the Puerto Rico government and/or its political subdivisions, down from $360.1 million as of December 31, 2011, and $35.5 million granted to the government of the Virgin Islands, down from $139.4 million as of December 31, 2011. A substantial portion of these credit facilities consists of loans to municipalities in Puerto Rico for which the good faith, credit, and unlimited taxing power of the applicable municipality have been pledged to their repayment. Another portion of these obligations consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power and water utilities. Public corporations have varying degrees of independence from the central government and many receive appropriations or other payments from it.

In addition to loans extended to government entities, the largest loan to one borrower as of December 31, 2012 in the amount of $255.4 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual real-estate loans, mostly 1-4 residential mortgage loans.

Troubled Debt Restructurings

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to with the government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program, as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans in the U.S. mainland, fit the definition of TDRs. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of December 31, 2012, the Corporation’s total TDR loans of $941.7 million consisted of $411.9 million of residential mortgage loans, $133.1 million of commercial and industrial loans, $287.7 million of commercial mortgage loans, $86.2 million of construction loans, and $22.9 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $3.3 million as of December 31, 2012.

The Corporation’s loss mitigation programs for residential mortgage and consumer loans can provide for one or a combination of the following: movement of interest past due to the end of the loan, extension of the loan term, deferral of principal payments for a significant period of time, and reduction of interest rates either permanently (offered up to 2010) or for a period of up to two years (step-up rates). Additionally, in rare cases, the restructuring may provide for the forgiveness of contractually due principal or interest. Uncollected interest is added to the end of the loan term at the time of the restructuring and not recognized as income until collected or when the loan is paid off. These programs are available only to those borrowers who have defaulted, or are likely to default, permanently on their loan and would lose their homes in the foreclosure action absent some lender concession. Nevertheless, if the Corporation is not reasonably assured that the borrower will comply with its contractual commitment, properties are foreclosed.

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a three-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered binding trial modifications are classified as TDR when

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the trial offer is made and continue to be classified as TDR regardless of whether the borrower enters into a permanent modification. At December 31, 2012, we classified an additional $6.3 million of residential mortgage loans as TDRs that were participating in or had been offered a trial modification.

For the commercial real estate, commercial and industrial, and the construction portfolios, at the time of the restructuring, the Corporation determines, on a loan-by-loan basis, whether a concession was granted for economic or legal reasons related to the borrower’s financial difficulty. Concessions granted for commercial loans could include: reductions in interest rates to rates that are considered below market; extension of repayment schedules and maturity dates beyond original contractual terms; waivers of borrower covenants; forgiveness of principal or interest; or other contract changes that would be considered a concession. The Corporation mitigates loan defaults for its commercial loan portfolios through its collections function. The function’s objective is to minimize both early stage delinquencies and losses upon default of commercial loans. In the case of commercial and industrial (“C&I”), commercial mortgage, and construction loan portfolios, the Special Asset Group (“SAG”) focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of REO. In addition to the management of the resolution process for problem loans, the SAG oversees collection efforts for all loans to prevent migration to the non-performing and/or adversely classified status. The SAG utilizes relationship officers, collection specialists, and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary. The SAG utilizes its collections infrastructure of workout collection officers, credit workout specialists, in-house legal counsel, and third-party consultants. In the case of residential construction projects and large commercial loans, the function also utilizes third-party specialized consultants to monitor the residential and commercial construction projects in terms of construction, marketing and sales, and assists with the restructuring of large commercial loans. In addition, the Corporation extends, renews, and restructures loans with satisfactory credit profiles. Many commercial loan facilities are structured as lines of credit, which are mainly one year in term and therefore are required to be renewed annually. Other facilities may be restructured or extended from time to time based upon changes in the borrower’s business needs, use of funds, the timing of the completion of projects, and other factors. If the borrower is not deemed to have financial difficulties, extensions, renewals, and restructurings are done in the normal course of business and not considered concessions, and the loans continue to be recorded as performing.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected information on TDRs that includes the recorded investment by loan class and modification type is summarized in the following tables. This information reflects all TDRs:

	December 31, 2012
(In thousands)	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance agreement (1)	Other (2)	Total
Troubled Debt Restructurings:
Non- FHA/VA Residential Mortgage loans	$21,288	$4,178	$338,731	$—	$—	$47,687	$411,884
Commercial Mortgage Loans	103,203	15,578	105,695	46,855	—	16,332	287,663
Commercial and Industrial Loans	28,761	15,567	26,054	11,951	9,492	41,244	133,069
Construction Loans	6,441	4,195	9,160	—	61,898	4,499	86,193
Consumer Loans—Auto	—	1,012	7,452	—	—	2,968	11,432
Finance Leases	—	1,512	507	—	—	—	2,019
Consumer Loans—Other	451	438	6,472	—	—	2,109	9,470

Total Troubled Debt Restructurings	$160,144	$42,480	$494,071	$58,806	$71,390	$114,839	$941,730

(1)	Mainly related to one construction relationship amounting to $53.4 million.
(2)	Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation, or a combination of the concessions listed in the table.

	December 31, 2011
(In thousands)	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance agreement (1)	Other (2)	Total
Troubled Debt Restructurings:
Non- FHA/VA Residential Mortgage loans	$15,781	$3,559	$323,971	$446	$—	$29,026	$372,783
Commercial Mortgage Loans	58,214	17,525	119,719	885	—	21,784	218,127
Commercial and Industrial Loans	32,604	12,175	20,808	7,696	6,417	20,806	100,506
Construction Loans	6,301	—	4,422	—	85,552	12,998	109,273
Consumer Loans—Auto	—	—	7,778	—	—	932	8,710
Finance Leases	—	1,804	—	—	—	—	1,804
Consumer Loans—Other	3,146	1,883	1,058	28	—	3,181	9,296

Total Troubled Debt Restructurings	$116,046	$36,946	$477,756	$9,055	$91,969	$88,727	$820,499

(1)	Mainly related to one construction relationship amounting to $74.6 million.
(2)	Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation, or a combination of the concessions listed in the table above.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Corporation’s TDR activity:

(In thousands)	Year Ended December 31, 2012
Beginning balance of TDRs	$820,499
New TDRs	282,006
Increases to existing TDRs—additional disbursements	30,409
Charge-offs post modification	(57,593)
Sales	(2,997)
Foreclosures	(45,145)
Removed from TDR classification	(7,179)
Paid-off and partial payments	(78,270)

Ending balance of TDRs	$941,730

TDRs are classified as either accrual or nonaccrual loans. A loan on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure generally for a minimum of six months and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loans being returned to accrual at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Loan modifications increase the Corporation’s interest income by returning a non-performing loan to performing status, if applicable, increase cash flows by providing for payments to be made by the borrower, and avoid increases in foreclosure and REO costs. The Corporation continues to consider a modified loan as an impaired loan for purposes of estimating the allowance for loan and lease losses. A TDR loan that specifies an interest rate that at the time of the restructuring is greater than or equal to the rate the Corporation is willing to accept for a new loan with comparable risk may not be reported as a TDR or an impaired loan in the calendar years subsequent to the restructuring if it is in compliance with its modified terms. During the year ended December 31, 2012, $7.2 million of loans was removed from the TDR classification, as reflected in the table above.

The following table provides a breakdown between accrual and nonaccrual of TDRs:

	December 31, 2012
(In thousands)	Accrual	Nonaccrual (1)	Total TDRs
Non- FHA/VA Residential Mortgage loans	$287,198	$124,686	$411,884
Commercial Mortgage Loans	163,079	124,584	287,663
Commercial and Industrial Loans	36,688	96,381	133,069
Construction Loans	2,554	83,639	86,193
Consumer Loans—Auto	6,615	4,817	11,432
Finance Leases	1,900	119	2,019
Consumer Loans—Other	6,744	2,726	9,470

Total Troubled Debt Restructurings	$504,778	$436,952	$941,730

(1)	Included in non-accrual loans are $197.2 million in loans that are performing under the terms of the restructuring agreement but are reported in non-accrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectibility.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2011
(In thousands)	Accrual	Nonaccrual (1)	Total TDRs
Non- FHA/VA Residential Mortgage loans	$282,519	$90,264	$372,783
Commercial Mortgage Loans	130,874	87,253	218,127
Commercial and Industrial Loans	22,301	78,205	100,506
Construction Loans	1,467	107,806	109,273
Consumer Loans—Auto	5,096	3,614	8,710
Finance Leases	1,774	30	1,804
Consumer Loans—Other	7,118	2,178	9,296

Total Troubled Debt Restructurings	$451,149	$369,350	$820,499

(1)	Included in non-accrual loans are $138.1 million in loans that are performing under the terms of the restructuring agreement but are reported in non-accrual until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectibility.

TDRs exclude restructured mortgage loans that are government-guaranteed (i.e., FHA/VA loans) totaling $94.0 million. The Corporation excludes government-guaranteed loans from TDRs given that in the event that the borrower defaults on the loan, the principal and interest (debenture rate) are guaranteed by the U.S. government; therefore, the risk of loss on these types of loans is very low. The Corporation does not consider loans with government guarantees to be impaired loans for the purpose of calculating the allowance for loan and lease losses.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loan modifications that are considered TDRs completed during 2012 and 2011 were as follows:

	Year ended December 31, 2012
(in thousands)	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non- FHA/VA Residential Mortgage loans	491	$80,000	$80,368
Commercial Mortgage Loans	43	103,930	103,912
Commercial and Industrial Loans	72	90,639	71,039
Construction Loans	12	12,090	12,082
Consumer Loans—Auto	486	6,036	5,993
Finance Leases	86	1,579	1,579
Consumer Loans—Other	1,122	7,033	7,033

Total Troubled Debt Restructurings	2,312	$301,307	$282,006

	Year ended December 31, 2011
(in thousands)	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non- FHA/VA Residential Mortgage loans	880	$137,265	$143,217
Commercial Mortgage Loans	104	213,791	171,563
Commercial and Industrial Loans	70	113,467	68,131
Construction Loans	28	114,550	114,172
Consumer Loans—Auto	771	9,428	9,458
Finance Leases	109	1,899	1,912
Consumer Loans—Other	1,253	10,165	10,259

Total Troubled Debt Restructurings	3,215	$600,565	$518,712

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loan modifications considered troubled debt restructurings that defaulted during the years ended 2012 and 2011 and had been modified in a TDR during the 12 months preceding the default date were as follows:

	Year ended December 31,
	2012		2011
(in thousands)	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
Non- FHA/VA Residential Mortgage loans	166	$26,669	199	$36,106
Commercial Mortgage Loans	11	6,057	33	18,603
Commercial and Industrial Loans	13	30,629	5	926
Construction Loans	2	8,382	17	76,089
Consumer Loans—Auto	43	448	318	3,614
Consumer Loans—Other	73	410	4	40
Finance Leases	3	70	70	2,395

Total	311	$72,665	646	$137,773

For certain TDRs, the Corporation splits the loans into two new notes, A and B notes. The A note is restructured to comply with the Corporation’s lending standards at current market rates, and is tailored to suit the customer’s ability to make timely interest and principal payments. The B note includes the granting of the concession to the borrower and varies by situation. The B note is charged off but the obligation is not forgiven to the borrower, and any payments collected are accounted for as recoveries. At the time of restructuring, the A note is identified and classified as a TDR. If the loan performs for at least six months according to the modified terms, the A note may be returned to accrual status. The borrower’s payment performance prior to the restructuring is included in assessing whether the borrower can meet the new terms and may result in the loans being returned to accrual status at the time of the restructuring. In the periods following the calendar year in which a loan was restructured, the A note may no longer be reported as a TDR if it is on accrual, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the restructure).

The recorded investment in loans restructured using the A/B note restructure workout strategy was approximately $129.4 million at December 31, 2012. The following table provides additional information about the volume of this type of loan restructuring and the effect on the allowance for loan and lease losses in 2012 and 2011:

(In thousands)	December 31, 2012	December 31, 2011
Principal balance deemed collectible at end of period	$129,405	$117,931

Amount charged off	$2,735	$35,850

Charges to the provision for loan losses	$1,090	$13,237

Allowance for loan losses at end of period	$5,318	$2,929

Of the loans comprising the $129.4 million that has been deemed collectible, approximately $110.8 million was placed in accruing status as the borrowers have exhibited a period of sustained performance. These loans continue to be individually evaluated for impairment purposes.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—ALLOWANCE FOR LOAN AND LEASE LOSSES

The changes in the allowance for loan and lease losses were as follows:

(In thousands) Year Ended December 31, 2012	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial and Industrial Loans	Construction Loans	Consumer Loans	Total
Allowance for loan and lease losses:
Beginning balance	$68,678	$108,992	$164,490	$91,386	$60,371	$493,917
Charge-offs	(37,944)	(21,779)	(49,521)	(45,008)	(43,735)	(197,987)
Recoveries	1,089	810	3,605	4,267	9,214	18,985
Provision (release)	36,531	(778)	38,773	10,955	35,018	120,499
Reclassification (1)	—	10,447	(10,447)	—	—	—

Ending balance	$68,354	$97,692	$146,900	$61,600	$60,868	$435,414

Ending balance: specific reserve for impaired loans	$47,171	$50,959	$80,167	$39,572	$3,880	$221,749

Ending balance: purchased credit-impaired loans	$—	$—	$—	$—	$—	$—

Ending balance: general allowance	$21,183	$46,733	$66,733	$22,528	$56,988	$213,665

Loans held for investment:
Ending balance	$2,747,217	$1,883,798	$3,048,547	$361,875	$2,012,677	$10,054,114

Ending balance: impaired loans	$584,719	$354,525	$320,030	$180,683	$25,337	$1,465,294

Ending balance: purchased credit-impaired loans	$—	$—	$—	$—	$10,602	$10,602

Ending balance: loans with general allowance	$2,162,498	$1,529,273	$2,728,517	$181,192	$1,976,738	$8,578,218

(1)	Refer to Note 7 for information about the reclassification of certain loans between commercial and industrial and commercial mortgage made in the fourth quarter 2012.

(In thousands) Year Ended December 31, 2011	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial and Industrial Loans	Construction Loans	Consumer Loans	Total
Allowance for loan and lease losses:
Beginning balance	$62,330	$105,596	$152,641	$151,972	$80,486	$553,025
Charge-offs	(39,826)	(51,207)	(69,783)	(103,131)	(45,478)	(309,425)
Recoveries	835	90	2,921	2,371	7,751	13,968
Provision	45,339	54,513	78,711	40,174	17,612	236,349

Ending balance	$68,678	$108,992	$164,490	$91,386	$60,371	$493,917

Ending balance: specific reserve for impaired loans	$48,566	$59,167	$58,652	$44,768	$3,749	$214,902

Ending balance: general allowance	$20,112	$49,825	$105,838	$46,618	$56,622	$279,015

Loans held for investment:
Ending balance	$2,873,785	$1,565,411	$4,130,516	$427,863	$1,561,817	$10,559,392

Ending balance: impaired loans	$604,421	$368,751	$264,025	$247,147	$23,032	$1,507,376

Ending balance: loans with general allowance	$2,269,364	$1,196,660	$3,866,491	$180,716	$1,538,785	$9,052,016

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2012, the Corporation maintains a $0.7 million reserve for unfunded loan commitments mainly related to outstanding construction and commercial and industrial loan commitments. The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments at the balance sheet date. It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statement of financial condition.

NOTE 9—LOANS HELD FOR SALE

The Corporation’s loans held-for-sale portfolio was composed of:

	December 31,
	2012	2011
	(In thousands)
Residential mortgage loans	$82,753	$11,058
Construction loans	—	4,764
Commercial and Industrial loans	1,178	—
Commercial Mortgage loans	1,463	—

Total	$85,394	$15,822

Non-performing loans held for sale totaled $2.2 ($1.1 million commercial and industrial; $1.1 million commercial mortgage) and $4.8 million (construction) as of December 31, 2012 and 2011, respectively.

At the end of the fourth quarter of 2012, the Corporation transferred $5.2 million of loans held for investment to held for sale at a value of $2.6 million ($1.4 million of commercial mortgage and $1.2 million of commercial and industrial loans). This resulted in charge-offs at the time of transfer of $2.6 million.

NOTE 10—RELATED-PARTY TRANSACTIONS

The Corporation granted loans to its directors, executive officers, and certain related individuals or entities in the ordinary of business. The movement and balance of these loans were as follows:

Amount
(In thousands)
Balance at December 31, 2010	$29,986
New loans	1,539
Payments	(2,028)
Other changes	(23,342)

Balance at December 31, 2011	6,155

New loans	71
Payments	(147)
Other changes	(1,986)

Balance at December 31, 2012	$4,093

These loans do not involve more than normal risk of collectibility and management considers that they present terms that are no more favorable than those that would have been obtained if the transactions had been with unrelated parties. The amounts reported as other changes include changes in the status of those who are considered related parties, which, for 2012 and 2011 are mainly due to the resignation of five independent directors of the Corporation.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

From time to time, the Corporation, in the ordinary course of its business, obtains services from related parties or makes contributions to non-profit organizations that have some association with the Corporation. Management believes the terms of such arrangements are consistent with arrangements entered into with independent third parties.

NOTE 11—PREMISES AND EQUIPMENTS

Premises and equipments comprise:

	Useful Life In Years	As of December 31,
		2012	2011
		(Dollars in thousands)
Buildings and improvements	10-40	$143,611	$141,706
Leasehold improvements	1-15	59,670	58,540
Furniture and equipment	3-10	144,441	137,338

		347,722	337,584
Accumulated depreciation		(196,770)	(175,591)

		150,952	161,993
Land		27,920	29,200
Project in progress		2,491	3,749

Total premises and equipment, net		$181,363	$194,942

Depreciation and amortization expense amounted to $ 24.2 million, $24.5 million, and $20.9 million for the years ended December 31, 2012, 2011, and 2010, respectively.

NOTE 12—GOODWILL AND OTHER INTANGIBLES

Goodwill as of December 31, 2012 and 2011 amounted to $28.1 million, recognized as part of “Other Assets” in the Consolidated Statement of Financial Condition. The Corporation conducted its annual evaluation of goodwill and other intangibles during the fourth quarter of 2012. The Corporation’s goodwill is mainly related to the acquisition of FirstBank Florida in 2005.

The Corporation bypassed the qualitative assessment in 2012 and proceeded directly to perform the first step of the two-step goodwill impairment test. The first step (“Step 1”) involves a comparison of the estimated fair value of the reporting unit to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired. If the carrying value exceeds the estimated fair value, there is an indication of potential impairment and the second step should be performed to measure the amount of the impairment.

The Step 1 evaluation of goodwill allocated to the Florida reporting unit under both valuation approaches (market and discounted cash flow analysis) indicated that the fair value of the unit was above the carrying amount of its equity book value as of the valuation date (October 1); therefore, the completion of Step 2 was not required. Based on the analysis under both the market and discounted cash flow analysis, the estimated fair value of equity of the reporting unit was $181.5 million, which is above the carrying amount of the entity, including goodwill, which approximated $160.4 million. Goodwill was not impaired as of December 31, 2012 or 2011, nor was any goodwill written off due to impairment during 2012, 2011, and 2010.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the acquisition of the FirstBank-branded credit card loan portfolio, in the second quarter of 2012, the Corporation recognized a purchased credit card relationship intangible of $24.5 million, which is being amortized over the next 9.0 years on an accelerated basis based on the estimated attrition rate of the purchased credit card accounts, which reflects the pattern in which the economic benefits of the intangible asset are consumed. These benefits are consumed as the revenue stream generated by the cardholder relationship is realized.

The following tables show the gross amount and accumulated amortization of the Corporation’s intangible assets recognized as part of Other Assets in the consolidated statement of financial condition:

	December 31, 2012	December 31, 2011
Core deposit intangible:
Gross amount	$45,844	$45,844
Accumulated amortization	(36,509)	(34,155)

Net carrying amount	$9,335	$11,689

Remaining amortization period	10.4 years	11.5 years
Purchased credit card relationship intangible:
Gross amount	$24,465	$—
Accumulated amortization	(954)	—

Net carrying amount	$23,511	$—

Remaining amortization period	9.0 years	—

The following table presents the estimated aggregate annual amortization expense for intangible assets:

Amount
(In thousands)
2013	$6,078
2014	5,735
2015	4,118
2016	3,810
2017 and after	13,105

NOTE 13—NON CONSOLIDATED VARIABLE INTEREST ENTITIES AND SERVICING ASSETS

Ginnie Mae

The Corporation typically transfers first lien residential mortgage loans in conjunction with GNMA securitization transactions in which the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by the issuer and, as such, under seller/servicer agreements the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of December 31, 2012, the Corporation serviced loans securitized through GNMA with a principal balance of $781.4 million.

Trust-Preferred Securities

In 2004, FBP Statutory Trust I, a financing subsidiary of the Corporation, sold to institutional investors $100 million of its variable rate trust-preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.1 million of FBP Statutory Trust I variable rate common securities, were

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

used by FBP Statutory Trust I to purchase $103.1 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. Also in 2004, FBP Statutory Trust II, a statutory trust that is wholly owned by the Corporation, sold to institutional investors $125 million of its variable rate trust-preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.9 million of FBP Statutory Trust II variable rate common securities, were used by FBP Statutory Trust II to purchase $128.9 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. The debentures are presented in the Corporation’s consolidated statement of financial condition as Other Borrowings, net of related issuance costs. The variable rate trust-preferred securities are fully and unconditionally guaranteed by the Corporation. The $100 million Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and the $125 million issued in September 2004 mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Deferrable Debentures may be shortened (such shortening would result in a mandatory redemption of the variable rate trust-preferred securities). The trust-preferred securities, subject to certain limitations, qualify as Tier I regulatory capital under current Federal Reserve rules and regulations. The Collins Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act eliminates certain trust-preferred securities from Tier 1 Capital. These “regulatory capital deductions” for trust-preferred securities, as proposed, are to be phased in incrementally over a period of three years. U.S. federal regulators recently postponed the adoption of the Basel III capital requirements indefinitely.

Grantor Trusts

During 2004 and 2005, a third party to the Corporation, from now on identified as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates. The seller initially provided the servicing for a fee, which is senior to the obligations to pay trust certificate holders. The seller then entered into a sales agreement through which it sold and issued the trust certificates in favor of the Corporation’s banking subsidiary. Currently, the Bank is the sole owner of the trust certificates; the servicing of the underlying residential mortgages that generate the principal and interest cash flows, is performed by another third party, which receives a servicing fee. The securities are variable rate securities indexed to 90-day LIBOR plus a spread. The principal payments from the underlying loans are remitted to a paying agent (servicer) who then remits interest to the Bank; interest income is shared to a certain extent with the FDIC, which has an interest only strip (“IO”) tied to the cash flows of the underlying loans and, is entitled to receive the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to the weighted average coupon of the securities. The FDIC became the owner of the IO upon the intervention of the seller, a failed financial institution. No recourse agreement exists and the risk from losses on non accruing loans and repossessed collateral are absorbed by the Bank as the sole holder of the certificates. As of December 31, 2012, the amortized balance and carrying value of the Grantor Trusts amounted to $69.3 million and $50.8 million, respectively, with a weighted average yield of 2.29%.

Investment in unconsolidated entities

On February 16, 2011, FirstBank sold an asset portfolio consisting of performing and non-performing construction, commercial mortgage, and C&I loans with an aggregate book value of $269.3 million to CPG/GS, an entity organized under the laws of the Commonwealth of Puerto Rico and majority owned by PRLP Ventures LLC (“PRLP”), a company created by Goldman, Sachs & Co. and Caribbean Property Group. In connection with the sale, the Corporation received $88.5 million in cash and a 35% interest in CPG/GS, and made a loan in the amount of $136.1 million representing seller financing provided by FirstBank. The loan has a 7-year maturity and bears variable interest at 30-day LIBOR plus 300 basis points and is secured by a pledge of all of the acquiring entity’s assets as well as the PRLP’s 65% ownership interest in CPG/GS. As of December 31, 2012, the carrying amount of the loan is $66.4 million and is included in the Corporation’s Commercial and Industrial

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

loan receivable portfolio; the carrying value of FirstBank’s equity interest in CPG/GS is $24.0 million as of December 31, 2012, accounted for under the equity method and included as part of Investment in unconsolidated entities in the Consolidated Statements of Financial Condition. When applying the equity method, the Bank follows the HLBV method to determine its share in CPG/GS’s earnings or losses. Under HLBV, the Bank determines its share in CPG/GS’s earnings or losses by determining the difference between its “claim on CPG/GS’s book value” at the end of the period as compared to the beginning of the period. This claim is calculated as the amount the Bank would receive if CPG/GS were to liquidate all of its assets at recorded amounts determined in accordance with GAAP and distribute the resulting cash to the investors, PRLP, and FirstBank, according to their respective priorities as provided in the contractual agreement. The Bank reports its share of CPG/GS’s operating results on a one-quarter lag basis. In addition, as a result of using HLBV, the difference between the Bank’s investment in CPG/GS and its claim on the book value of CPG/GS at the date of the investment, known as the basis difference, is amortized over the estimated life of the investment, or five years. CPG/GS records its loans receivable under the fair value option. Equity in losses of unconsolidated entities for the year ended December 31, 2012, of $19.3 million, includes $5.3 million related to the amortization of the basis differential, compared to equity in losses of unconsolidated entities of $4.2 million for 2011.

FirstBank also provided an $80 million advance facility to CPG/GS to fund unfunded commitments and costs to complete projects under construction, which was fully disbursed in 2011, and a $20 million working capital line of credit to fund certain expenses of CPG/GS. During the second quarter of 2012, CPG/GS repaid the outstanding balance of the advance facility to fund unfunded commitments, and the funds became available to redraw under a one-time revolver agreement. These loans bear variable interest at 30-day LIBOR plus 300 basis points. As of December 31, 2012, the carrying value of the revolver agreement and working capital line were $13.1 million and $0, respectively, and are included in the Corporation’s commercial and industrial loan receivable portfolio.

Cash proceeds received by CPG/GS are first used to cover operating expenses and debt service payments, including the note receivable, the advanced facility, and the working capital line described above, which must be fully repaid before proceeds can be used for other purposes, including the return of capital to both PRLP and FirstBank. FirstBank will not receive any return on its equity interest until PRLP receives an aggregate amount equivalent to its initial investment and a priority return of at least 12%, resulting in FirstBank’s interest in CPG/GS being subordinate to PRLP’s interest. CPG/GS will then begin to make payments pro rata to PRLP and FirstBank, 35% and 65%, respectively, until FirstBank has achieved a 12% return on its invested capital and the aggregate amount of distributions is equal to FirstBank’s capital contributions to CPG/GS. FirstBank may experience further losses associated with this transaction due to this subordination in an amount equal to up to the value of its interest in CPG/GS. Factors that could impact FirstBank’s recoverability of its equity interest include lower than expected sale prices of units underlying CPG/GS assets and/or lower than projected liquidation value of the underlying collateral and changes in the expected timing of cash flows, among others.

The Bank has determined that CPG/GS is a VIE in which the Bank is not the primary beneficiary. In determining the primary beneficiary of CPG/GS, the Bank considered applicable guidance that requires the Bank to qualitatively assess the determination of the primary beneficiary (or consolidator) of CPG/GS based on whether it has both the power to direct the activities of CPG/GS that most significantly impact the entity’s economic performance and the obligation to absorb losses of CPG/GS that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The Bank determined that it does not have the power to direct the activities that most significantly impact the economic performance of CPG/GS as it does not have the right to manage the loan portfolio, impact foreclosure proceedings, or manage the construction and sale of the property; therefore, the Bank concluded that it is not the primary beneficiary of CPG/GS. As a creditor to CPG/GS, the Bank has certain rights related to CPG/GS; however, these are intended to be protective in nature and do not provide the Bank with the ability to manage the

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations of CPG/GS. Since CPG/GS is not a consolidated subsidiary of the Bank and the transaction met the criteria for sale accounting under authoritative guidance, the Bank accounted for this transaction as a true sale, recognizing the cash received, the notes receivable, and the interest in CPG/GS, and derecognizing the loan portfolio sold.

The initial fair value of the investment in CPG/GS was determined using techniques with significant unobservable (Level 3) inputs. The valuation inputs included an estimate of future cash flows, expectations about possible variations in the amount and timing of cash flows, and a discount factor based on a rate of return. The Corporation researched available market data and internal information (i.e., proposals received for the servicing of distressed assets and public disclosures and other information about similar structures and/or of distressed asset sales) and determined reasonable ranges of expected returns for FirstBank’s equity interest.

The rate of return of 17.57% was used as the discount factor to estimate the value of FirstBank’s equity interest and represents the Bank’s estimate of the yield a market participant would require. A reasonable range of equity returns was assessed based on consideration of a range of company-specific risk premiums. The valuation of this type of equity interest is highly subjective and somewhat dependent on nonobservable market assumptions, which may result in variations from market participant to market participant.

Servicing Assets

The Corporation is actively involved in the securitization of pools of FHA-insured and VA-guaranteed mortgages for issuance of GNMA mortgage-backed securities. Also, certain conventional conforming loans are sold to FNMA or FHLMC with servicing retained. The Corporation recognizes as separate assets the rights to service loans for others, whether those servicing assets are originated or purchased.

The changes in servicing assets are shown below:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Balance at beginning of year	$15,226	$15,163	$11,157
Capitalization of servicing assets	6,348	5,150	6,607
Amortization	(3,014)	(2,491)	(2,099)
Adjustment to servicing assets for loans repurchased (1)	(642)	(305)	(813)
Adjustment to fair value	(394)	(2,291)	311

Balance at end of year	$17,524	$15,226	$15,163

(1)	Amount represents the adjustment to fair value related to the repurchase of $56.9 million, $38.7 million, and $79.3 for 2012, 2011, and 2010 respectively, in principal balance of loans serviced for others.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the impairment allowance were as follows:

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Balance at beginning of year	$2,725	$434	$745
Temporary impairment charges	763	2,732	1,261
OTTI of servicing assets	(2,447)	—	—
Recoveries	(369)	(441)	(1,572)

Balance at end of year	$672	$2,725	$434

The components of net servicing income are shown below:

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Servicing fees	$5,650	$5,268	$4,119
Late charges and prepayment penalties	642	751	624
Adjustment for loans repurchased	(642)	(305)	(813)

Servicing income, gross	5,650	5,714	3,930
Amortization and impairment of servicing assets	(3,408)	(4,782)	(1,788)

Servicing income, net	$2,242	$932	$2,142

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Corporation’s servicing assets are subject to prepayment and interest rate risks. Key economic assumptions used in determining the fair value at the time of sale ranged as follows:

	Maximum	Minimum
2012:
Constant prepayment rate:
Government-guaranteed mortgage loans	12.4%	11.6%
Conventional conforming mortgage loans	12.8%	12.3%
Conventional non-conforming mortgage loans	13.8%	13.3%
Discount rate:
Government-guaranteed mortgage loans	12.0%	12.0%
Conventional conforming mortgage loans	10.0%	10.0%
Conventional non-conforming mortgage loans	14.3%	14.3%
2011:
Constant prepayment rate:
Government-guaranteed mortgage loans	12.9%	10.6%
Conventional conforming mortgage loans	14.3%	12.7%
Conventional non-conforming mortgage loans	13.9%	11.7%
Discount rate:
Government-guaranteed mortgage loans	12.0%	11.3%
Conventional conforming mortgage loans	11.5%	9.3%
Conventional non-conforming mortgage loans	15.0%	13.8%
2010:
Constant prepayment rate:
Government-guaranteed mortgage loans	12.7%	11.2%
Conventional conforming mortgage loans	18.0%	14.8%
Conventional non-conforming mortgage loans	14.8%	11.5%
Discount rate:
Government-guaranteed mortgage loans	11.7%	10.3%
Conventional conforming mortgage loans	9.3%	9.2%
Conventional non-conforming mortgage loans	13.1%	13.1%

At December 31, 2012, fair values of the Corporation’s servicing assets were based on a valuation model that incorporates market driven assumptions regarding discount rates and mortgage prepayment rates, adjusted by the particular characteristics of the Corporation’s servicing portfolio. The weighted averages of the key economic assumptions used by the Corporation in its valuation model and the sensitivity of the current fair value to immediate 10% and 20% adverse changes in those assumptions for mortgage loans at December 31, 2012, were as follows:

(Dollars in thousands)
Carrying amount of servicing assets	$17,524
Fair value	$18,252
Weighted average expected life (in years)	7.79
Constant prepayment rate (weighted average annual rate)	12.15%
Decrease in fair value due to 10% adverse change	$831
Decrease in fair value due to 20% adverse change	$1,605
Discount rate (weighted average annual rate)	11.08%
Decrease in fair value due to 10% adverse change	$686
Decrease in fair value due to 20% adverse change	$1,325

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the servicing asset is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which may magnify or counteract the sensitivities.

NOTE 14—DEPOSITS AND RELATED INTEREST

The following table summarizes deposit balances:

	December 31,
	2012	2011
	(In thousands)
Type of account and interest rate:
Non-interest-bearing checking accounts	$837,387	$705,789
Savings accounts—0.25% to 1.21% (2011—0.25% to 1.61%)	2,295,766	2,145,625
Interest-bearing checking accounts—0.25% to 1.16% (2011—0.25% to 1.97%)	1,108,053	1,066,753
Certificates of deposit—0.10% to 5.43% (2011—0.10% to 6.50%)	2,248,896	2,258,216
Brokered certificates of deposit—0.15% to 5.05% (2011—0.30% to 5.05%)	3,374,444	3,731,371

	$9,864,546	$9,907,754

The weighted average interest rate on total interest-bearing deposits as of December 31, 2012 and 2011 was 1.10% and 1.57%, respectively.

As of December 31, 2012, the aggregate amount of overdrafts in demand deposits that were reclassified as loans amounted to $18.6 million (2011—$21.4 million).

The following table presents a summary of CDs, including brokered CDs, with a remaining term of more than one year as of December 31, 2012:

Total
(In thousands)
Over one year to two years	$1,241,575
Over two years to three years	445,446
Over three years to four years	173,107
Over four years to five years	104,464
Over five years	5,063

Total	$1,969,655

As of December 31, 2012, CDs in denominations of $100,000 or higher amounted to $4.7 billion (2011—$5.0 billion) including brokered CDs of $3.4 billion (2011—$3.7 billion) at a weighted average rate of 1.24% (2011—1.89%) issued to deposit brokers in the form of large ($100,000 or more) certificates of deposit

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that are generally participated out by brokers in shares of less than $100,000. As of December 31, 2012, unamortized broker placement fees amounted to $9.2 million (2011—$9.2 million), which are amortized over the contractual maturity of the brokered CDs under the interest method.

Brokered certificates of deposit mature as follows:

December 31, 2012
(In thousands)
One to ninety days	$563,954
Over ninety days to one year	1,611,968
One to three years	995,177
Three to five years	199,086
Over five years	4,259

Total	$3,374,444

As of December 31, 2012, deposit accounts issued to government agencies with a carrying value of $529.4 million (2011—$480.9 million) were collateralized by securities and loans with an amortized cost of $561.1 million (2011—$661.8 million) and an estimated market value of $570.1 million (2011—$679.0 million).

A table showing interest expense on deposits is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Interest-bearing checking accounts	$9,421	$13,760	$19,060
Savings	17,382	20,530	24,238
Certificates of deposit	34,602	45,960	44,790
Brokered certificates of deposit	66,854	111,477	160,628

Total	$128,259	$191,727	$248,716

The interest expense on deposits includes the amortization of broker placement fees related to brokered CDs amounting to $9.9 million, $16.3 million, and $20.8 million for 2012, 2011, and 2010, respectively.

NOTE 15—LOANS PAYABLE

Loans payable consisted of short-term borrowings under the FED Discount Window Program. During the second quarter of 2010, the Corporation repaid the remaining balance under the Discount Window. As the capital markets recovered from the crisis witnessed in 2009, the FED gradually reversed its stance back to lender of last resort. Advances from the Discount Window are once again discouraged, and, as such, the Corporation no longer uses FED Advances for regular funding needs.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (repurchase agreements) consist of the following:

	December, 31
	2012	2011
	(Dollars in thousands)
Repurchase agreements, interest ranging from 2.45% to 3.39% (December 31, 2011 -2.50% to 4.40%) (1)	$900,000	$1,000,000

(1)	As of December 31, 2012, includes $900.0 million with an average rate of 2.86%, that lenders have the right to call before their contractual maturities at various dates beginning on January 9, 2013.

The weighted average interest rates on repurchase agreements as of December 31, 2012 and 2011 were 2.86% and 3.27%, respectively. Accrued interest payable on repurchase agreements amounted to $4.6 million and $5.6 million as of December 31, 2012 and 2011, respectively.

Repurchase agreements mature as follows:

December 31, 2012
(In thousands)
Three to five years	$700,000
Over five years	200,000

Total	$900,000

The following securities were sold under agreements to repurchase:

	December 31, 2012
	Amortized		Approximate	Weighted
	Cost of		Fair Value	Average
	Underlying	Balance of	of Underlying	Interest Rate
Underlying Securities	Securities	Borrowing	Securities	of Security
	(In thousands)
U.S. government-sponsored agencies	$75,075	$64,856	$75,041	1.02%
Mortgage-backed securities	966,732	835,144	995,927	2.79%

Total	$1,041,807	$900,000	$1,070,968

Accrued interest receivable	$2,916

	December 31, 2011
	Amortized		Approximate	Weighted
	Cost of		Fair Value	Average
	Underlying	Balance of	of Underlying	Interest Rate
Underlying Securities	Securities	Borrowing	Securities	of Security
	(In thousands)
U.S. Treasury securities and obligations of other U.S. government-sponsored agencies	$701,767	$611,903	$703,273	0.70%
Mortgage-backed securities	445,093	388,097	463,992	3.61%

Total	$1,146,860	$1,000,000	$1,167,265

Accrued interest receivable	$4,296

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The maximum aggregate balance outstanding at any month-end during 2012 was $1.0 billion (2011—$1.4 billion). The average balance during 2012 was $932.7 million (2011—$1.2 billion). The weighted-average interest rate during 2012 and 2011 was 3.05% and 3.77%, respectively.

As of December 31, 2012 and 2011, the securities underlying such agreements were delivered to the dealers with which the repurchase agreements were transacted.

Repurchase agreements as of December 31, 2012, grouped by counterparty, were as follows:

(Dollars in thousands)		Weighted Average
Counterparty	Amount	Maturity (In Months)
Citigroup Global Markets	$300,000	46
JP Morgan Chase	200,000	50
Dean Witter / Morgan Stanley	100,000	58
Credit Suisse First Boston	300,000	60

	$900,000

As part of the Corporation’s balance sheet restructuring strategies, approximately $400 million of repurchase agreements were repaid prior to maturity during 2011, realizing a loss of $10.6 million on the early extinguishment of debt. The repaid repurchase agreements were scheduled to mature at various dates between September 2011 and September 2012 and had a weighted-average cost of 2.74%. Prepayment penalties of $10.6 million for the early termination of the repurchase agreements were offset with gains of $11.0 million from the sale of low-yielding investment securities.

NOTE 17—ADVANCES FROM FEDERAL HOME LOAN BANK (FHLB)

The following is a summary of the advances from the FHLB:

	December 31,	December 31,
	2012	2011
	(In thousands)
Fixed-rate advances from FHLB, with a weighted average interest rate of 2.26% (December 31, 2011—3.59%)	$508,440	$367,440

Advances from FHLB mature as follows:

December 31,
2012
(In thousands)
One to thirty days	$130,000
Over ninety days to one year	78,440
Over three years	300,000

Total	$508,440

Advances are received from the FHLB under an Advances, Collateral Pledge, and Security Agreement (the “Collateral Agreement”). Under the Collateral Agreement, the Corporation is required to maintain a minimum amount of qualifying mortgage collateral with a market value of generally 125% or higher than the outstanding advances. As of December 31, 2012, the estimated value of specific mortgage loans pledged as collateral

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amounted to $768.1 million (2011—$766.6 million), as computed by the FHLB for collateral purposes. The carrying value of such loans as of December 31, 2012 amounted to $1.1 billion (2011—$1.2 billion). In addition, securities with an approximate estimated value of $48.0 million (2011—$109.0 million) and a carrying value of $49.5 million (2011—$112.4 million) were pledged to the FHLB. As of December 31, 2012, the Corporation had additional capacity of approximately $306.8 million on this credit facility based on collateral pledged at the FHLB, including a haircut reflecting the perceived risk associated with holding the collateral. Haircut refers to the percentage by which an asset’s market value is reduced for purpose of collateral levels. Advances may be repaid prior to maturity, in whole or in part, at the option of the borrower upon payment of any applicable fee specified in the contract governing such advance. In calculating the fee, due consideration is given to (i) all relevant factors, including but not limited to, any and all applicable costs of repurchasing and/or prepaying any associated liabilities and/or hedges entered into with respect to the applicable advance; (ii) the financial characteristics, in their entirety, of the advance being prepaid; and (iii), in the case of adjustable-rate advances, the expected future earnings of the replacement borrowing as long as the replacement borrowing is at least equal to the original advance’s par amount and the replacement borrowing’s tenor is at least equal to the remaining maturity of the prepaid advance.

Also, as part of the Corporation’s deleveraging strategies, $100 million of advances from FHLB was repaid prior to maturity during the second quarter of 2011, which resulted in a $0.2 million loss on early extinguishment. The $100 million was scheduled to mature in July 2011 and had an interest rate of 1.62%.

NOTE 18—NOTES PAYABLE

Notes payable consist of:

	December 31,	December 31,
	2012	2011
	(In thousands)
Callable step-rate notes, bearing step increasing interest from 5.00% to 7.00% (6.00 % as of December 31, 2011) maturing on October 18, 2019, measured at fair value (1)	$—	$15,968
Dow Jones Industrial Average (DJIA) linked principal protected notes: Series A maturing on February 28, 2012	—	7,374

	$—	$23,342

(1)	During the second quarter of 2012, the Corporation prepaid medium-term notes with a principal balance of $15.4 million that carried a rate of 6.00%. These notes were carried at fair value and changes in value were recorded as part of interest expense. As a result of the prepayment of the notes, a marked-to-market loss of $0.5 million was reversed resulting in a reduction in interest expense for 2012.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19—OTHER BORROWINGS

Other borrowings consist of:

	December 31,	December 31,
	2012	2011
	(In thousands)
Junior subordinated debentures due in 2034, interest-bearing at a floating rate of 2.75% over 3-month LIBOR (3.06% as of December 31, 2012 and 3.31% as of December 31, 2011)	$103,093	$103,093
Junior subordinated debentures due in 2034, interest-bearing at a floating rate of 2.50% over 3-month LIBOR (2.81% as of December 31, 2012 and 3.06% as of December 31, 2011)	128,866	128,866

	$231,959	$231,959

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20—EARNINGS PER COMMON SHARE

The calculation of earnings per common share for the years ended December 31, 2012, 2011, and 2010 are as follows:

	Year Ended December 31,
(In thousands, except per share information)	2012	2011	2010
Net income (loss)	$29,782	$(82,232)	$(524,308)
Cumulative nonconvertible preferred stock dividends (Series F)	—	—	(11,618)
Cumulative convertible preferred stock dividend (Series G)	—	(16,903)	(9,485)
Preferred stock discount accretion (Series G and F) (1)	—	(5,634)	(17,143)
Favorable impact from issuing common stock in exchange for Series G mandatorily convertible preferred stock (Refer to Note 22) (2)	—	277,995	—
Favorable impact from issuing common stock in exchange for Series A through E preferred stock net of issuance costs (3) (Refer to Note 22)	—	—	385,387
Favorable impact from issuing Series G mandatorily convertible preferred stock in exchange for Series F preferred stock (4) (Refer to Note 22)	—	—	55,122

Net income (loss) attributable to common stockholders—basic	29,782	173,226	(122,045)
Convertible preferred stock dividends and accretion	—	22,537	—

Net income (loss) attributable to common stockholders—diluted	$29,782	$195,763	$(122,045)

Average common shares outstanding	205,366	64,466	11,310
Average potential common shares	462	25,192	—

Average common shares outstanding—assuming dilution	205,828	89,658	11,310
Basic earnings (loss) per common share	$0.15	$2.69	$(10.79)

Diluted earnings (loss) per common share	$0.14	$2.18	$(10.79)

(1)	Includes a noncash adjustment of $0.2 and $11.3 million for years ended December 31, 2011 and 2010, respectively, as an acceleration of the Series G preferred stock discount accretion pursuant to amendments to the exchange agreement with the Treasury, the sole holder of the Series G preferred stock.
(2)	Excess of carrying amount of the Series G preferred stock exchanged over the fair value of new common shares issued in 2011.
(3)	Excess of carrying amount of the Series A through E preferred stock exchanged over the fair value of new common shares issued in 2010.
(4)	Excess of carrying amount of the Series F preferred stock exchanged and the original warrant over the fair value of new Series G preferred stock issued in 2010 and the amended warrant.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings (loss) per common share are computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares issued and outstanding. Net income (loss) attributable to common stockholders represents net income (loss) adjusted for preferred stock dividends, including dividends declared, cumulative dividends related to the current dividend period that have not been declared as of the end of the period, and the accretion of the discount on preferred stock issuances. For 2011, the net income attributable to common stockholders also includes the one-time effect of the issuance of common stock in the conversion of the Series G preferred stock and, in 2010, the one-time effect of the issuance of common stock in exchange for shares of the Series A through E preferred stock and the issuance of the Series G Preferred Stock in exchange for the Series F Preferred Stock. These transactions are discussed in Note 22 to the consolidated financial statements. Basic weighted average common shares outstanding exclude any unvested shares of restricted stock.

Potential common shares consist of common stock issuable under the assumed exercise of stock options, unvested shares of restricted stock, and outstanding warrants using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from the exercise, in addition to the amount of compensation cost attributable to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options, unvested shares of restricted stock, and outstanding warrants that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share. For the years ended December 31, 2012, 2011, and 2010, there were 113,158; 129,934, and 131,532 outstanding stock options, respectively, and 716 unvested shares of restricted stock in 2010, none in 2012 and 2011, that were excluded from the computation of diluted earnings per common share because their inclusion would have had an antidilutive effect.

The dilutive effect of convertible securities is reflected in the computation of diluted earnings per share using the if-converted method. The Series G preferred stock converted in the fourth quarter of 2011 was included in the denominator for the period prior to actual conversion and 32,941,797 common shares issued upon conversion were included in the weighted average shares outstanding for the period from their date of issuance through period-end. For 2010, the amount of potential common shares was obtained based on the most advantageous conversion rate from the standpoint of the security holder and assumed the Corporation would not be able to compel conversion until the seven-year anniversary, at which date the conversion price would have been based on the Corporation’s stock price in the open market and conversion would be based on the full liquidation value of $1,000 per share.

NOTE 21—STOCK-BASED COMPENSATION

Between 1997 and January 2007, the Corporation had the 1997 stock option plan that authorized the granting of up to 579,740 options on shares of the Corporation’s common stock to eligible employees. The options granted under the plan could not exceed 20% of the number of common shares outstanding. Each option provides for the purchase of one share of common stock at a price not less than the fair market value of the stock on the date the option was granted. Stock options were fully vested upon grant. The maximum term to exercise the options is 10 years. The 1997 stock option plan provides for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock dividend, stock split, reclassification of stock, merger or reorganization, and certain other issuances and distributions such as stock appreciation rights.

Under the 1997 stock option plan, the Compensation and Benefits Committee (the “Compensation Committee”) had the authority to grant stock appreciation rights at any time subsequent to the grant of an option. Pursuant to stock appreciation rights, the option surrenders the right to exercise an option granted under the plan

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in consideration for payment by the Corporation of an amount equal to the excess of the fair market value of the shares of common stock subject to such surrendered option over the total option price of such shares. Any surrendered option is cancelled by the Corporation and the shares subject to the option are not eligible for further grants under the option plan. On January 21, 2007, the 1997 stock option plan expired; all outstanding awards granted under this plan continue in full force and effect, subject to their original terms. No awards for shares could be granted under the 1997 stock option plan as of its expiration.

The activity of stock options granted under the 1997 stock option plan for the year ended December 31, 2012 is set forth below:

			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(Years)	(In thousands)
Beginning of year	129,934	$202.99
Options expired	(11,046)	146.76
Options cancelled	(5,730)	232.92

End of year outstanding and exercisable	113,158	$206.96	2.9	$—

There were no stock options granted during 2012, 2011, and 2010; therefore no compensation associated with stock options was recorded in those years.

On April 29, 2008, the Corporation’s stockholders approved the Omnibus Plan. The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards. This plan allows the issuance of up to 8,169,807 shares of common stock, subject to adjustments for stock splits, reorganizations, and other similar events. The Corporation’s Board of Directors, upon receiving the relevant recommendation of the Compensation Committee, has the power and authority to determine those eligible to receive awards and to establish the terms and conditions of any awards subject to various limits and vesting restrictions that apply to individual and aggregate awards. Under the Omnibus Plan, during 2012, 51,007 shares of restricted stock were awarded to the Corporation’s independent directors subject to a one-year vesting period. In addition, during 2012, the Corporation issued 769,500 shares of restricted stock, which will vest based on the employees’ continued service with the Corporation. For 50,000 of the 769,500 shares awarded to employees, the requisite service period was approximately three months and vested during 2012. For the remaining 719,500 shares of restricted stock granted to employees, fifty (50%) of those shares vest in two years from the grant date and the remaining 50% vest in three years from the grant date. Included in those 719,500 shares of restricted stock are 557,000 shares granted to certain senior executive officers consistent with the requirements of the Troubled Asset Relief Program (“TARP”) Interim final Rule. Notwithstanding the vesting periods mentioned above, the employees covered by TARP are restricted from transferring the shares. Specifically, the stock that has otherwise vested may not become transferable at any time earlier than as permitted under the schedule set forth by TARP, which is based on the repayment in 25% increments of the aggregate financial assistance received from the Treasury.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the restricted stock activity in 2012 under the Omnibus Plan for both executive officers covered by the TARP requirements and other employees as well as for the independent directors:

	2012
	Number of shares of restricted stock	Weighted Average Grant Date Fair Value
Non-vested shares at beginning of year	—	$—
Granted	820,507	2.62
Vested	(50,000)	4.32

Non-vested shares at 2012	770,507	$2.51

For the year ended December 31, 2012, the Corporation recognized $0.9 million of stock-based compensation expense related to the aforementioned restricted stock awards. During 2011 and 2010, the Corporation recognized $50,294 and $93,332, respectively, related to 1,874 shares of restricted stock granted to independent directors in 2008, which vested as of December 31, 2011. As of December 31, 2012, there was $1.2 million of total unrecognized compensation cost related to non-vested shares of restricted stock. That cost is expected to be recognized for 53% of the awards over the next 1.2 years and the remaining 47% over the next 2.2 years, as if they were multiplied awards.

The fair value of the shares of restricted stock granted in 2012 was based on the market price of the Corporation’s outstanding common stock on the date of the grant, or a weighted average market price of $3.98. However, for the 557,000 shares of restricted stock granted under the TARP requirements, the market price was discounted due to post-vesting restrictions. For purposes of computing the discount, the Corporation assumed appreciation of 25% in the value of the common stock and a holding period by the Treasury of its outstanding common stock of the Corporation of three years, resulting in a fair value of $2.00 for restricted shares granted under the TARP requirements. Also, the Corporation uses empirical data to estimate employee termination; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.

Stock-based compensation accounting guidance requires the Corporation to develop an estimate of the number of share-based awards that will be forfeited due to employee or director turnover. Quarterly changes in the estimated forfeiture rate may have a significant effect on share-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period in which the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease in the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase in the expense recognized in the financial statements. When unvested options or shares of restricted stock are forfeited, any compensation expense previously recognized on the forfeited awards is reversed in the period of the forfeiture. No adjustment in the estimated forfeiture rate was made in 2012, and no shares of restricted stock were forfeited in 2012.

NOTE 22—STOCKHOLDERS’ EQUITY

As of December 31, 2012 and 2011, the Corporation had 2,000,000,000 authorized shares of common stock with a par value of $0.10 per share. As of December 31, 2012 and 2011, there were 206,730,318 and 205,794,024

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares issued, respectively, and 206,235,465 and 205,134,171, shares outstanding, respectively. On July 30, 2009, the Corporation announced the suspension of common and preferred stock dividends effective with the preferred dividend for the month of August 2009.

In 2012, the Corporation granted 51,007 shares of restricted stock under the Omnibus Plan, as amended, to the independent directors subject to a one-year vesting period. Also in 2012, the Corporation granted 769,500 shares of restricted stock, to certain senior executive officers and certain other employees. The restrictions on such restricted stock will lapse with respect to 50% of the restricted stock over a two-year period and 50% over a three-year period, except for 50,000 shares of restricted stock that already vested during 2012. Included in the shares of restricted stock granted in 2012 are 557,000 shares granted to certain senior executive officers consistent with the requirements of the TARP Interim Final Rule, refer to Note 21 for additional details. The shares of restricted stock may vest more quickly in the event of death, disability, retirement, or a change in control. Based on particular circumstances evaluated by the Compensation Committee upon the termination of a holder of restricted stock, the Corporation’s Board of Directors may, with the recommendation of the Compensation Committee, accelerate the vesting of the restricted stock held by such holder upon termination of employment. Holders of restricted stock have the right to dividends or dividend equivalents, as applicable, during the restriction period. Such dividends or dividend equivalents will accrue during the restriction period, but will not be paid until restrictions lapse. The holder of restricted stock has the right to vote the shares.

During 2012, the Corporation sold 165,000 shares of treasury stock to a director at a purchase price of $3.79 and issued 115,787 shares of common stock sold to institutional investors that exercised their antidilution rights.

On October 7, 2011, the Corporation successfully completed a private placement of $525 million in shares of common stock (the “capital raise”). The Corporation issued 150 million shares of common stock at $3.50 per share to institutional investors in the capital raise. The proceeds from the capital raise amounted to approximately $490 million (net of offering costs), of which $435 million were contributed to the Corporation’s wholly owned banking subsidiary, FirstBank. Lead investors include funds affiliated with Thomas H. Lee Partners, L.P. (“THL”) and Oaktree Capital Management, L.P. (“Oaktree”) which purchased from the Corporation an aggregate of $348.2 million ($174.1 million each investor) of shares of the Corporation’s common stock.

Upon the completion of this transaction and the conversion into common stock of the Series G preferred stock held by the Treasury, each of THL and Oaktree became owners of 24.36% of the Corporation’s shares of common stock outstanding. Subsequent to the completion of the capital raise, in related transactions, on October 12, 2011 and October 26, 2011, each of THL and Oaktree, respectively, purchased in the aggregate 937,493 shares of common stock from certain of the institutional investors who participated in the capital raise transaction. As of December 31, 2012, each of THL and Oaktree owned 24.58% of the total shares of common stock outstanding.

On December 8, 2011, the Corporation completed a rights offering in which the Corporation issued an additional 888,781 shares of common stock at $3.50 per share.

Preferred Stock

The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1, redeemable at the Corporation’s option subject to certain terms. This stock may be issued in series and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. As of December 31, 2012, the Corporation had five outstanding series of nonconvertible noncumulative preferred stock: 7.125% noncumulative perpetual monthly income preferred stock, Series A; 8.35% noncumulative perpetual monthly income preferred stock, Series B; 7.40% noncumulative perpetual

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

monthly income preferred stock, Series C; 7.25% noncumulative perpetual monthly income preferred stock, Series D; and 7.00% noncumulative perpetual monthly income preferred stock, Series E. The liquidation value per share is $25. Effective January 17, 2012, the Corporation delisted all of its outstanding series of nonconvertible, noncumulative preferred stock from the New York Stock Exchange. The Corporation has not arranged for listing on another national securities exchange or for quotation of the Series A through E Preferred Stock in a quotation medium. The Corporation initially announced its intention to delist the nonconvertible, noncumulative preferred stock at the time it made an offer in 2010 to issue shares of its common stock in exchange for any and all outstanding shares of the nonconvertible, noncumulative preferred stock (the “2010 Exchange Offer”). Approximately 89% of the outstanding nonconvertible, noncumulative preferred stock was exchanged for the Corporation’s common stock in the 2010 Exchange Offer. On December 12, 2012, the Corporation filed a registration statement on Form S-4 with the U.S. Securities and Exchange Commission in connection with an offer to issue shares of its common stock in exchange for any and all of the remaining issued and outstanding shares of Series A through E noncumulative perpetual monthly income preferred stock. On February 14, 2013, the Corporation commenced the offer pursuant to the Registration Statement, as amended, (including the prospectus and the letter of transmittal), filed with the U.S. Securities and Exchange Commission on February 14, 2013. Refer to Note 34 for additional information.

2010 Exchange Offer

On August 30, 2010, the Corporation completed its offer to issue shares of its common stock in exchange for its outstanding Series A through E preferred stock, which resulted in the issuance of 15,134,347 new shares of common stock in exchange for 19,482,128 shares of preferred stock with an aggregate liquidation value of $487 million, or 89% of the outstanding Series A through E preferred stock. In accordance with the terms of the 2010 Exchange Offer, the Corporation used a relevant price of $17.70 per share of its common stock, and an exchange ratio of 55% of the preferred stock liquidation preference to determine the number of shares of its common stock issued in exchange for the tendered shares of Series A through E preferred stock. The fair value of the common stock was $6.00 per share, which was the price as of the expiration date of the 2010 Exchange Offer. The carrying (liquidation) value of the Series A through E preferred stock exchanged, or $487.1 million, was reduced and common stock and additional paid-in capital increased in the amount of the fair value of the common stock issued. The Corporation recorded the par amount of the shares issued as common stock ($0.10 per common share) or $1.5 million. The excess of the common stock fair value over the par amount, or $89.3 million, was recorded in additional paid-in capital. The excess of the carrying amount of the shares of preferred stock over the fair value of the shares of common stock, or $385.4 million, was recorded as a reduction to accumulated deficit and an increase in earnings per common share computation.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of the 2010 Exchange Offer with respect to Series A through E preferred stock were as follows:

Title of Securities	Liquidation preference per share	Shares of Preferred stock outstanding prior to exchange	Shares of preferred stock exchanged	Shares of preferred stock outstanding after exchange	Aggregate liquidation preference after exchange (In thousands)	Shares of common stock issued
7.125% Noncumulative Perpetual Monthly Income Preferred Stock. Series A	$25	3,600,000	3,149,805	450,195	$11,255	2,446,872
8.35% Noncumulative Perpetual Monthly Income Preferred Stock. Series B	$25	3,000,000	2,524,013	475,987	11,900	1,960,736
7.40% Noncumulative Perpetual Monthly Income Preferred Stock. Series C	$25	4,140,000	3,679,389	460,611	11,515	2,858,265
7.25% Noncumulative Perpetual Monthly Income Preferred Stock. Series D	$25	3,680,000	3,169,408	510,592	12,765	2,462,098
7.00% Noncumulative Perpetual Monthly Income Preferred Stock. Series E	$25	7,584,000	6,959,513	624,487	15,612	5,406,376

		22,004,000	19,482,128	2,521,872	$63,047	15,134,347

Consistent with the Corporation’s announcement in July 2009, no dividends have been declared during 2012, 2011, or 2010. As explained above, the Corporation voluntarily delisted the remaining Series A through E preferred stock from the New York Stock Exchange and, on December 12, 2012, filed a registration statement on Form S-4 with the SEC in connection with an offer to issue shares of its common stock in exchange for any and all of the remaining issued and outstanding shares of Series A through E Preferred Stock.

Exchange Agreement with the U.S. Treasury

On July 20, 2010, the Corporation issued $424.2 million Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series G (the “Series G Preferred Stock”), in exchange of the $400 million of Fixed Rate Cumulative Perpetual Preferred Stock, Series F (the “Series F Preferred Stock”), that the Treasury had acquired pursuant to the TARP Capital Purchase Program, and dividends accrued on such stock. A key benefit of this transaction was obtaining the right, under the terms of the new Series G Preferred Stock, to compel the conversion of this stock into shares of the Corporation’s common stock, provided that the Corporation meets a number of conditions. On August 24, 2010, the Corporation obtained its stockholders’ approval to increase the number of authorized shares of common stock from 750 million to 2 billion and decrease the par value of its common stock from $1.00 to $0.10 per share. These approvals and the issuance in 2010 of approximately 227 million shares of common stock in exchange for Series A through E preferred stock satisfied all but one of the substantive conditions to the Corporation’s ability to compel the conversion of the 424,174 shares of the new series of Series G Preferred Stock, issued to the Treasury. The other substantive condition to the Corporation’s ability to compel the conversion of the Series G Preferred Stock was the issuance of a minimum amount of additional capital, subject to terms, other than the price per share, reasonably acceptable to the Treasury in its sole discretion, which was completed on October 7, 2011, as further discussed below.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Corporation accounted for this transaction in 2010 as an extinguishment of the previously issued Series F Preferred Stock. As a result, the Corporation recorded $424.2 million of the new Series G Preferred Stock, net of a $76.8 million discount, and derecognized the carrying value of the Series F Preferred Stock. The excess of the carrying value of the Series F Preferred Stock over the fair value of the Series G Preferred Stock, or $33.6 million, was recorded as a reduction to accumulated deficit.

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

The completion of the capital raise on October 7, 2011 enabled the Corporation to compel the conversion of the 424,174 shares of the Corporation’s Series G Preferred Stock, held by the Treasury, into 32.9 million shares of common stock at a conversion price of $9.66. In connection with the conversion, the Corporation paid to the Treasury $26.4 million for past-due undeclared cumulative dividends on the Series G Preferred Stock. The book value of the Series G Preferred Stock was approximately $277 million greater than the $89.6 million fair value of the common stock issued to the Treasury in the exchange. Although the excess book value of approximately $277 million was treated as a noncash increase in income available to common stockholders in the fourth quarter of 2011, it has no effect on the Corporation’s overall equity or its regulatory capital.

Additionally, in 2010, the Corporation issued an amended 10-year warrant (the “Warrant”) to the Treasury to purchase 389,483 shares of the Corporation’s common stock at an initial exercise price of $10.878 per share instead of the exercise price on the original warrant of $154.05 per share. The Corporation evaluated the fair market value of the new warrant and recognized in 2010 a $1.2 million increase in value due to the difference between the fair market value of the new and the old warrant as an increase to additional paid-in capital and an increase to the accumulated deficit. The Cox-Rubinstein binomial model was used to estimate the value of the Warrant. The Warrant was adjusted as a result of the capital raise to provide for the issuance of approximately 1,285,899 shares of common stock at an exercise price of $3.29 per share for a 10-year term, exercisable at any time. The exercise price and the number of shares issuable upon exercise of the Warrant are subject to certain anti-dilution adjustments.

The possible future issuance of equity securities through the exercise of the Warrant could affect the Corporation’s current stockholders in a number of ways, including by:

•

diluting the voting power of the current holders of common stock (the shares underlying the warrant represent approximately 0.69% of the Corporation’s shares of common stock outstanding as of December 31, 2012);

•	diluting the earnings per share and book value per share of the outstanding shares of common stock; and

•	making the payment of dividends on common stock more expensive.

As mentioned above, the Corporation stopped paying dividends on its common stock and all its outstanding series of preferred stock. This suspension was effective with the dividends for the month of August 2009.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock repurchase plan and treasury stock

The Corporation has a stock repurchase program under which, from time to time, it repurchases shares of common stock in the open market and holds them as treasury stock. No shares of common stock were repurchased during 2012 and 2011 by the Corporation. On February 17, 2012, the Corporation sold 165,000 shares of treasury stock at a purchase price of $3.79 per share to a director. As of December 31, 2012 and 2011, the Corporation had 494,853 and 659,853 shares held as treasury stock, respectively, that were available for general corporate purposes.

FirstBank Statutory Reserve

The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to legal surplus until such surplus equals the total of paid-in capital on common and preferred stock. Amounts transferred to the legal surplus account from the retained earnings account are not available for distribution to the stockholders without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The net loss experienced in 2011 exhausted FirstBank’s statutory reserve fund. The Bank cannot pay dividends until it can replenish the reserve fund to an amount equal to at least 20% of the original capital contributed.

NOTE 23—EMPLOYEES’ BENEFIT PLAN

FirstBank provides contributory retirement plans pursuant to Section 1165(e) of the Puerto Rico Internal Revenue Code for Puerto Rico employees and Section 401(k) of the U.S. Internal Revenue Code for USVI and U.S. employees (the “Plans”). All employees are eligible to participate in the Plans after three months of service for purposes of making elective deferral contributions and one year of service for purposes of sharing in the Bank’s matching, qualified matching, and qualified nonelective contributions. Under the provisions of the Plans, the Bank contributes 25% of the first 4% of the participant’s compensation contributed to the Plans on a pretax basis. Participants were permitted to contribute up to $9,000 for 2010, $10,000 for 2011, and $13,000 for 2012, and are permitted to contribute up to $15,000 beginning on January 1, 2013 ($16,500 for 2011 and $17,000 for 2012 for USVI and U.S. employees). Additional contributions to the Plans are voluntarily made by the Bank as determined by its Board of Directors. The Bank had a total plan expense of $0.7 million for the year ended December 31, 2012, $0.6 million for 2011, and $0.6 million for 2010.

NOTE 24—OTHER NON-INTEREST INCOME

A detail of other non-interest income is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Commissions and fees-broker-dealer-related	$2,630	$1,735	$2,544
Gain on sale of assets FB Insurance VI	—	2,845	—
Other (1)	24,157	19,615	18,092

Total	$26,787	$24,195	$20,636

(1)	The increase in “Other” income in 2012 was mainly related to interchange and other fees related to the credit card portfolio acquired from FIA.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 25—OTHER NON-INTEREST EXPENSE

A detail of non-interest expenses is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Supplies and printing	$2,811	$2,168	$2,307
Contingency adjustment-tax credits	2,489	—	—
Reserve (release) provision for off-balance sheet exposures	(1,914)	(6,230)	7,064
Other	13,751	14,945	13,910

Total	$17,137	$10,883	$23,281

NOTE 26—INCOME TAXES

Income tax expense includes Puerto Rico and Virgin Islands income taxes as well as applicable U.S. federal and state taxes. The Corporation is subject to Puerto Rico income tax on its income from all sources. As a Puerto Rico corporation, First BanCorp is treated as a foreign corporation for U.S. income tax purposes and is generally subject to U.S. income tax only on its income from sources within the United States or income effectively connected with the conduct of a trade or business within the United States. Any such tax paid is also creditable, against the Corporation’s Puerto Rico tax liability, subject to certain conditions and limitations.

On January 31, 2011, the Puerto Rico Government approved Act No. 1, which repealed the Puerto Rico Internal Revenue Code (the “1994 PR Code”) and replaced it with the Puerto Rico Internal Revenue Code of 2011 (“2011 PR Code”). The provisions of the 2011 PR Code were generally applicable to taxable years commencing after December 31, 2010. Under the 2011 PR Code, the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns and, thus, the Corporation is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss, a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable carryforward period (7 years under the 2011 PR Code, except that, for losses incurred during tax years that commenced after December 31, 2004 and before December 31, 2012, when the carryforward period is extended to 10 years). The 2011 PR Code provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations. Dividend payments from a U.S. subsidiary of the Corporation are subject to a 10% withholding tax based on the provisions of the U.S. Internal Revenue Code.

Under the 2011 PR Code, First BanCorp is subject to a maximum statutory tax rate of 30% (25% for taxable years commencing after December 31, 2013 if certain economic conditions are met by the Puerto Rico economy). The 2011 PR Code also includes an alternative minimum tax of 20% that applies if the Corporation’s regular income tax liability is less than the alternative minimum tax requirements. Prior to the 2011 PR Code, First Bancorp’s maximum statutory tax rate was 39% except that, for tax years that commenced after December 31, 2008 and before January 1, 2012, the rate was 40.95% due to the approval by the Puerto Rico government of Act No. 7, to stimulate Puerto Rico’s economy and to reduce the Puerto Rico government’s fiscal deficit. Act No. 7 imposed a series of temporary and permanent measures, including the imposition of a 5% surtax on the total income tax determined, which was applicable to a corporations, among others, whose combined income exceeded $100,000, effectively resulting in an increase in the maximum statutory tax rate from 39% to 40.95% and an increase in the capital gain statutory tax rate from 15% to 15.75%.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Corporation has maintained an effective tax rate lower that the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through an International Banking Entity (“IBE”) of the Bank and through the Bank’s subsidiary, FirstBank Overseas Corporation, whose interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation except that, for tax years that commenced after December 31, 2008 and before January 1, 2012, Act No. 7 imposed a special 5% tax on all IBEs. The IBEs and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico. An IBE that operates as a unit of a bank pays income taxes at normal rates to the extent that IBEs’ net income exceeds 20% of the bank’s total net taxable income.

The components of income tax expense are summarized below:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Current income tax expense	$5,357	$7,896	$3,935
Deferred income tax expense	575	1,426	99,206

Total	$5,932	$9,322	$103,141

The differences between the income tax expense applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico were as follows:

	Year Ended December 31,
	2012		2011		2010
	Amount	% of Pre Tax Income	Amount	% of Pre Tax Income	Amount	% of Pre Tax Income
	(Dollars in thousands)
Computed income tax at statutory rate	$10,714	30.00%	$(21,873)	(30.00)%	$(172,468)	(40.95)%
Federal and state taxes	—	—	179	0.3%	286	—
Adjustment in deferred tax due to change in tax rate	—	—	1,988	2.7%	—	—
Benefit or net exempt income	3,627	10.1%	(2,466)	(3.4)%	(10,130)	(2.4)%
Deferred tax valuation allowance	(9,602)	(26.9)%	21,958	30.1%	265,501	63.0%
Recognition (reversal) of unrecognized tax benefits, including interest	238	0.7%	3,247	4.5%	—	—
Nontax deductible expenses	2,417	6.8%	4,092	5.6%	6,302	1.5%
Other-net	(1,462)	(4.1)%	2,197	3.0%	13,650	3.3%

Total income tax provision	$5,932	16.6%	$9,322	12.8%	$103,141	24.5%

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of the Corporation’s deferred tax assets and liabilities as of December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
	(In thousands)
Deferred tax asset:
Allowance for loan and lease losses	$130,652	$149,208
Unrealized losses on derivatives activities	1,647	1,967
Legal reserve	452	240
Reserve for insurance premium cancellations	427	361
Net operating loss and charitable contribution carryforward available	213,566	207,539
Impairment on investment	2,409	4,575
Tax credits available for carryforward available	3,420	3,491
Unrealized net loss on equity investment	2,594	993
Settlement payment-closing agreement	5,625	5,625
Unrealized loss on REO valuation	6,724	8,143
Other	10,650	5,183

Gross deferred tax assets	378,166	387,325
Valuation allowance	(359,947)	(368,882)

Total deferred tax assets, net of valuation allowance	18,219	18,443

Deferred tax liability:
Unrealized gain on available-for-sale securities, net	6,524	6,617
Differences between the assigned values and tax bases of asset and liabilities recognized in purchase business combinations	1,771	2,292
Unrealized gain on other investments	360	360
Other	4,697	3,732

Gross deferred tax liabilities	13,352	13,001

Net deferred tax assets	$4,867	$5,442

For 2012, the Corporation recorded an income tax expense of $5.9 million compared to an income tax expense of $9.3 million for 2011. The lower income tax expense for 2012 was primarily due to a reduction in deferred tax assets of profitable subsidiaries due to a reduction in statutory tax rates in 2011. In addition, the income tax expense for 2011 includes unrecognized tax benefits (“UTBs”) of $3.2 million, including accrued interest, as further discussed below. As of December 31, 2012, the deferred tax asset, net of a valuation allowance of $359.9 million, amounted to $4.9 million compared to $5.4 million as of December 31, 2011.

Accounting for income taxes requires that companies assess whether a valuation allowance should be recorded against their deferred tax asset based on the consideration of all available evidence, using a “more likely than not” realization standard. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. In making such assessment, significant weight is given to evidence that can be objectively verified, including both positive and negative evidence. Consideration must be given to all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of the reversal of temporary differences and carryforwards, taxable income in carryback years, and tax planning strategies. In estimating

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial, and regulatory guidance, and recognizes tax benefits only when deemed probable of realization.

In assessing the weight of positive and negative evidence, a significant negative factor that resulted in the maintenance of the valuation allowance was that the Corporation’s banking subsidiary, FirstBank Puerto Rico, continues in a three-year historical cumulative loss position as of the end of the year 2012, mainly due to charges to the provision for loan and lease losses in prior years as a result of the economic downturn. As of December 31, 2012, management concluded that $4.9 million of the deferred tax asset will be realized as it relates to profitable subsidiaries and to amounts that can be realized through future reversals of existing taxable temporary differences. To the extent the realization of a portion, or all, of the tax asset becomes “more likely than not” based on changes in circumstances (such as improved earnings, changes in tax laws, or other relevant changes), a reversal of that portion of the deferred tax asset valuation allowance will then be recorded.

The tax effect of the unrealized holding gain or loss on securities available for sale, excluding that on securities held by the Corporation’s international banking entities, which is exempt, was computed based on a 15% capital gain tax rate, and is included in accumulated other comprehensive income as part of stockholders’ equity.

At December 31, 2012, the Corporation’s gross deferred tax asset related to loss and other carryforwards was $218.3 million. This comprised net operating loss carryforward of $212.6 million, which will begin expiring in 2019, an alternative minimum tax credit carryforward of $1.3 million, an extraordinary tax credit carryover of $3.4 million, and a charitable contribution carryforward of $1.0 million, which will begin expiring in 2013.

The authoritative accounting guidance prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of income tax uncertainties with respect to positions taken or expected to be taken on income tax returns. Under this guidance, income tax benefits are recognized and measured based on a two-step analysis: 1) a tax position must be more likely than not to be sustained based solely on its technical merits in order to be recognized, and 2) the benefit is measured at the largest dollar amount of that position that is more likely than not to be sustained upon settlement. The difference between the benefit recognized under this analysis and the tax benefit claimed on a tax return is referred to as an UTB.

During the third quarter of 2011, the Corporation recorded UTBs of $2.4 million, all of which would, if recognized, affect the Corporation’s effective tax rate. The Corporation classified all interest and penalties, if any, related to tax uncertainties as income tax expense. As of December 31, 2012, the Corporation’s accrued interest that relates to tax uncertainties amounted to $1.1 million, and there was no need to accrue for the payment of penalties. For 2012, the total amount of interest recognized by the Corporation as part of income taxes related to tax uncertainties was $0.2 million. During 2012, there was no change to the UTB of $2.4 million. The amount of UTBs may increase or decrease for various reasons, including changes in the amounts for current tax year positions, the expiration of open income tax returns due to the expiration of statutes of limitations, changes in management’s judgment about the level of uncertainty, the status of examinations, litigation and legislative activity, and the addition, or elimination of uncertain tax positions. The years 2007 through 2009 have been examined by the United States Internal Revenue Service (“IRS”) and disputed issued have been taken to administrative appeals. Although the timing of the resolution and/or closure of audits is highly uncertain, the Corporation believes it is reasonably possible that the IRS will conclude the audit of years 2007 through 2009 within the next 12 months. If any issues addressed in the IRS audit are resolved in a manner not consistent with the Corporation’s expectations, the Corporation could be required to adjust its provision for income taxes in the period such resolution occurs. The Corporation currently cannot reasonably estimate a range of possible changes to existing reserves.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the balance of UTBs:

	2012	2011	2010
	(In thousands)
Balance at beginning of year	$2,374	$—	$—
Increases related to positions taken during prior years	—	2,374	—

Balance at end of year	$2,374	$2,374	$—

The Corporation’s liability for income taxes includes its liability for UTBs, and interest that relates to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the 2011 PR Code is four years; the statutes of limitations for the Virgin Islands and for U.S. income tax purposes is three years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to results of operations for any given quarterly or annual period based, in part upon the results of operations for the given period. For Puerto Rico and Virgin Islands income tax purposes, all tax years subsequent to 2009 remain open to examination. Taxable years from 2007 remain open to examination for U.S. income tax purposes.

NOTE 27—LEASE COMMITMENTS

As of December 31, 2012, certain premises are leased with terms expiring through the year 2036. The Corporation has the option to renew or extend certain leases beyond the original term. Some of these leases require the payment of insurance, increases in property taxes, and other incidental costs. As of December 31, 2012, the obligation under various leases is as follows:

Amount
(In thousands)
2013	$7,752
2014	6,932
2015	5,996
2016	5,378
2017	4,410
2018 and later years	16,644

Total	$47,112

Rental expense included in occupancy and equipment expense was $9.7 million in 2012 (2011—$10.0 million; 2010—$10.8 million).

NOTE 28—FAIR VALUE

Fair Value Option

FASB authoritative guidance permits the measurement of selected eligible financial instruments at fair value.

Medium-Term Notes

The Corporation elected the fair value option for certain medium-term notes that were hedged with interest rate swaps that were previously designated for fair value hedge accounting. These medium-term notes were

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

repaid during the second quarter of 2012. As of December 31, 2011, these medium-term notes with a principal balance of $15.4, million, had a fair value of $16.0 million, which was recorded in notes payable. Interest paid/accrued on these instruments is recorded as part of interest expense and the accrued interest was part of the fair value of the notes. Electing the fair value option allows the Corporation to eliminate the burden of complying with the requirements for hedge accounting (e.g., documentation and effectiveness assessment) without introducing earnings volatility.

Medium-term notes for which the Corporation elected the fair value option were priced using observable market data in the institutional markets.

Fair Value Measurement

The FASB authoritative guidance for fair value measurement defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance also establishes a fair value hierarchy for classifying financial instruments. The hierarchy is based on whether the inputs to the valuation techniques used to measure fair value are observable or unobservable. Three levels of inputs may be used to measure fair value:

Level 1	Valuations of Level 1 assets and liabilities are obtained from readily available pricing sources for market transactions involving identical assets or liabilities. Level 1 assets and liabilities include equity securities that are traded in an active exchange market, as well as certain U.S. Treasury and other U.S. government and agency securities and corporate debt securities that are traded by dealers or brokers in active markets.

Level 2	Valuations of Level 2 assets and liabilities are based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include (i) mortgage-backed securities for which the fair value is estimated based on the value of identical or comparable assets, (ii) debt securities with quoted prices that are traded less frequently than exchange-traded instruments, and (iii) derivative contracts and financial liabilities (e.g., medium-term notes elected to be measured at fair value) whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3	Valuations of Level 3 assets and liabilities are based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models for which the determination of fair value requires significant management judgment or estimation.

For 2012, there have been no transfers into or out of Level 1, Level 2, or Level 3 measurement of the fair value hierarchy.

Financial Instruments Recorded at Fair Value on a Recurring Basis

Investment securities available for sale

The fair value of investment securities was the market value based on quoted market prices (as is the case with equity securities, Treasury notes, and non callable U.S. Agency debt securities), when available (Level 1), or market prices for identical or comparable assets (as is the case with MBS and callable U.S. agency debt) that are based on observable market parameters, including benchmark yields, reported trades, quotes from brokers or

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dealers, issuer spreads, bids, offers, and reference data including market research operations (Level 2). Observable prices in the market already consider the risk of nonperformance. If listed prices or quotes are not available, fair value is based upon models that use unobservable inputs due to the limited market activity of the instrument, as is the case with certain private label mortgage-backed securities held by the Corporation (Level 3).

Private label MBS are collateralized by fixed-rate mortgages on single-family residential properties in the United States; the interest rate on the securities is variable, tied to 3-month LIBOR and limited to the weighted average coupon of the underlying collateral. The market valuation represents the estimated net cash flows over the projected life of the pool of underlying assets applying a discount rate that reflects market observed floating spreads over LIBOR, with a widening spread bias on a nonrated security. The market valuation is derived from a model that utilizes relevant assumptions such as the prepayment rate, default rate, and loss severity on a loan level basis. The Corporation modeled the cash flow from the fixed-rate mortgage collateral using a static cash flow analysis according to collateral attributes of the underlying mortgage pool (i.e., loan term, current balance, note rate, rate adjustment type, rate adjustment frequency, rate caps, and others) in combination with prepayment forecasts obtained from a commercially available prepayment model (ADCO). The variable cash flow of the security is modeled using the 3-month LIBOR forward curve. Loss assumptions were driven by the combination of default and loss severity estimates, taking into account loan credit characteristics (loan-to-value, state, origination date, property type, occupancy loan purpose, documentation type, debt-to-income ratio, and other) to provide an estimate of default and loss severity. Refer to Note 1 and Note 4 for additional information about assumptions used in the valuation of private label MBS.

Corporate bonds were collateralized by an agency zero-coupon bond and a synthetic collateralized debt obligation of 125 corporate bonds rated investment grade at the time of structuring. The value of the bonds is tied to the level of credit default swap spreads. Refer to the table below for further information regarding qualitative information for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Derivative instruments

The fair value of most of the Corporation’s derivative instruments is based on observable market parameters and takes into consideration the credit risk component of paying counterparties when appropriate, except when collateral is pledged. That is, on interest rate swaps, the credit risk of both counterparties is included in the valuation; and, on options and caps, only the seller’s credit risk is considered. The derivative instruments, namely swaps and caps, were valued using a discounted cash flow approach using the related U.S. LIBOR and swap rate for each cash flow. Derivatives include interest rate swaps used for protection against rising interest rates. For these interest rate swaps, a credit component was not considered in the valuation since the Corporation has fully collateralized with investment securities any marked-to-market loss with the counterparty and, if there were market gains, the counterparty had to deliver collateral to the Corporation.

Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative marked-to-market effect of credit risk in the valuation of derivative instruments in 2012 was immaterial.

Term notes payable

The fair value of term notes is determined using a discounted cash flow analysis over the full term of the borrowings. The model assumes that the embedded options are exercised economically. The discount rates used in the valuations consider 3-month LIBOR forward curves and the credit spread at every cash flow. During the second quarter of 2012, the Corporation prepaid medium-term notes with a principal balance of $15.4 million

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that carried a rate of 6.00%. These notes were carried at fair value and changes in value were recorded as part of interest expense. As a result of the prepayment of the notes, a marked-to-market loss of $0.5 million was reversed resulting in a reduction in interest expense for 2012.

The information about the estimated fair value of financial instruments required by GAAP is presented hereunder. The fair value amounts presented do not necessarily represent management’s estimate of the underlying value of the Corporation.

Assets and liabilities measures at fair value on a recurring basis, including financial liabilities for which the Corporation has elected the fair value option, are summarized below:

	As of December 31, 2012				As of December 31, 2011
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Assets:
Securities available for sale :
Equity securities	$31	$—	$—	$31	$41	$—	$—	$41
U.S. Treasury Securities	7,499	—	—	7,499	476,992	—	—	476,992
Noncallable U.S. agency debt	—	159,252	—	159,252	301,585	—	—	301,585
Callable U.S. agency debt and MBS	—	1,442,169	—	1,442,169	—	859,818	—	859,818
Puerto Rico government obligations	—	67,509	3,691	71,200	—	219,369	3,244	222,613
Private label MBS	—	—	50,926	50,926	—	—	61,206	61,206
Corporate bonds	—	—	—	—	—	—	1,013	1,013
Derivatives, included in assets:
Interest rate swap agreements	—	288	—	288	—	378	—	378
Purchased options used to manage exposure to the stock market on embedded stock indexed options	—	—	—	—	—	899	—	899
Forward contracts	—	3	—	3	—	—	—	—
Liabilities:
Medium-term notes	—	—	—	—	—	15,968	—	15,968
Derivatives, included in liabilities:
Interest rate swap agreements	—	5,776	—	5,776	—	6,767	—	6,767
Embedded written options on stock index deposits and notes payable	—	—	—	—	—	899	—	899
Forward contracts	—	5	—	5	—	168	—	168

	Changes in Fair Value for items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Decrease (Increase) in Interest Expense included in Current- Period Earnings (1)
(In thousands)	2012	2011	2010
Medium-term notes	$140	$(5,050)	$670

(1)	Changes in fair value for the year ended December 31, 2012 include interest expense on medium-term notes of $0.4 million (2011—$0.9 million, 2010—$0.8 million). Interest expense on medium-term notes that have been elected to be carried at fair value is recorded in interest expense in the Consolidated Statement of Income (Loss) based on the notes’ contractual coupons.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012, 2011, and 2010.

	2012	2011	2010
Level 3 Instruments Only (In thousands)	Securities Available for Sale (1)	Securities Available for Sale (1)	Derivatives (2)	Securities Available for Sale (1)
Beginning balance	$65,463	$74,993	$4,199	84,354
Total gain or (losses) realized/unrealized:
Including in earnings	(2,002)	(1,971)	(1,152)	(582)
Including in other comprehensive income	6,036	3,946	—	5,613
New instruments acquired	—	—	—	2,584
Held-to-maturity investment securities reclassified to available-for-sale	—	2,000	—	—
Sales	(1,450)	—	—	—
Principal repayments and amortization	(13,430)	(13,505)	—	(16,976)
Other (1)	—	—	(3,047)	—

Ending balance	$54,617	$65,463	$—	$74,993

(1)	Amounts mostly related to certain private label mortgage-backed securities.
(2)	Amounts related to the valuation of interest rate cap agreements. The counterparty to these interest rate cap agreements failed on April 30, 2010 and was acquired by another financial institution through an FDIC-assisted transaction.

The table below presents qualitative information for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2012.

	December 31, 2012
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
Investment securities available for sale:
Private label MBS	$50,926	Discounted cash flow	Discount rate	14.5%
			Prepayment rate	21.85%—69.97% (Weighted Average 32%)
			Projected Cumulative Loss Rate	0.73%—38.79% (Weighted Average 8%)
Puerto Rico Government Obligations	3,691	Discounted cash flow	Prepayment Speed	5.95%

Information about Sensitivity to Changes in Significant Unobservable Inputs

Private label MBS: The significant unobservable inputs in the valuation include probability of default, the loss severity assumption, and prepayment rates. Shifts in those inputs would result in different fair value

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

measurements. Increases in the probability of default, loss severity assumptions, and pre-payments rates in isolation would generally result in an adverse effect in the fair value of the instruments. Meaningful and possible shifts of each input were modeled to assess the effect on the fair value estimation.

Puerto Rico Government Obligations: The significant unobservable input used in the fair value measurement is the assumed prepayment rate. A significant increase (decrease) in the assumed rate would lead to a higher (lower) fair value estimate. Loss severity and probability of default are not included as significant unobservable variables because the note is guaranteed by the Puerto Rico Housing Finance Authority (“PRHFA”). The PRHFA credit risk is modeled by discounting the cash flows using a curve appropriate to the PRHFA credit rating.

The table below summarizes changes in unrealized gains and losses recorded in earnings for the years ended December 31, 2012, 2011, and 2010 for Level 3 assets and liabilities that are still held at the end of each year:

	Changes in Unrealized Losses (Year Ended December 31, 2012)	Changes in Unrealized Losses (Year Ended December 31, 2011)	Changes in Unrealized Losses (Year Ended December 31, 2010)
Level 3 Instruments Only (In thousands)	Securities Available for Sale	Securities Available for Sale	Securities Available for Sale
Changes in unrealized losses relating to assets still held at reporting date:
Net impairment losses on investment securities (credit component)	$(2,002)	$(1,971)	$(582)

Additionally, fair value is used on a nonrecurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost or market accounting (e.g., loans held for sale carried at the lower-of-cost or fair value and repossessed assets) or write-downs of individual assets (e.g., goodwill, loans).

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2012, impairment or valuation adjustments were recorded for assets recognized at fair value on a nonrecurring basis as shown in the following table:

	Carrying value as of December 31, 2012			Losses recorded for the Year Ended December 31, 2012
	Level 1	Level 2	Level 3
	(In thousands)
Loans receivable (1)	$—	$—	$757,152	$110,457
Other Real Estate Owned (2)	—	—	185,764	8,851
Mortgage servicing rights (3)	—	—	17,524	394
Loans Held for Sale (4)	—	—	2,641	2,168

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral. The fair values are derived from external appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g., absorption rates), which are not market observable.
(2)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g., absorption rates), which are not market observable. Losses are related to market valuation adjustments after the transfer of the loan to the OREO portfolio.
(3)	Fair value adjustments to mortgage servicing rights were mainly due to assumptions associated with mortgage prepayment rates. The Corporation carries its mortgage servicing rights at the lower-of-cost or market, and they are, accordingly, measured at fair value on a non-recurring basis. Assumptions for the value of mortgage servicing rights include: Prepayment rate 12.15%, Discount Rate 11.08%.
(4)	Level 3 Loans Held for Sale are the $5.2 million Commercial and Industrial and Commercial Mortgage loans transferred to held for sale during the fourth quarter of 2012, which were recorded at a value of $2.6 million.

As of December 31, 2011, impairment or valuation adjustments were recorded for assets recognized at fair value on a nonrecurring basis as shown in the following table:

	Carrying value as of December 31, 2011			Losses recorded for the Year Ended December 31, 2011
	Level 1	Level 2	Level 3
	(In thousands)
Loans receivable (1)	$—	$—	$703,855	$200,263
Other Real Estate Owned (2)	—	—	114,292	10,855

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral. The fair values are derived from external appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g., absorption rates), which are not market observable.
(2)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g., absorption rates), which are not market observable. Losses are related to market valuation adjustments after the transfer of the loan to the OREO portfolio.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010, impairment or valuation adjustments were recorded for assets recognized at fair value on a nonrecurring basis as shown in the following table:

	Carrying value as of December 31, 2010			Losses recorded for the Year Ended December 31, 2010
	Level 1	Level 2	Level 3
	(In thousands)
Loans receivable (1)	$—	$—	$1,261,612	$273,243
Other Real Estate Owned (2)	—	—	114,292	15,661
Loans held for sale (3)	—	19,148	281,618	103,536

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral. The fair values are derived from external appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g., absorption rates), which are not market observable.
(2)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g., absorption rates), which are not market observable. Losses are related to market valuation adjustments after the transfer of the loan to the OREO portfolio.
(3)	The fair value is primarily derived from quotations based on the mortgage-backed securities market for Level 2 assets. Level 3 loans held for sale are the $447 million loans transferred to held for sale during the fourth quarter of 2010 recorded at a value of $281.6 million, or the sales price established for these loans by agreement entered into in February 2011. The Corporation completed the sale of substantially all of these loans on February 16, 2011.

Qualitative information regarding the fair value measurements for Level 3 financial instruments is as follows:

December 31, 2012
	Method	Inputs
Loans	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors
OREO	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors
Mortgage servicing rights	Discounted Cash Flows	Weighted average prepayment rate of 12.15%; weighted average discount rate of 11.08%

The following is a description of the valuation methodologies used for instruments that are not measured or reported at fair value on a recurring basis or reported at fair value on a non-recurring basis. The estimated fair value was calculated using certain facts and assumptions, which vary depending on the specific financial instrument.

Cash and due from banks and money market investments

The carrying amounts of cash and due from banks and money market investments are reasonable estimates of their fair value. Money market investments include held-to-maturity securities, which have a contractual

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

maturity of three months or less. The fair value of these securities is based on quoted market prices in active markets that incorporate the risk of nonperformance.

Other equity securities

Equity or other securities that do not have a readily available fair value are stated at their net realizable value, which management believes is a reasonable proxy for their fair value. This category is principally composed of stock that is owned by the Corporation to comply with FHLB regulatory requirements. The realizable value of the FHLB stock equals its cost as these stock can be freely redeemed at par.

Loans receivable, including loans held for sale

The fair value of loans held for investment and of mortgage loans held for sale was estimated using discounted cash flow analyses, based on interest rates currently being offered for loans with similar terms and credit quality and with adjustments that the Corporation’s management believes a market participant would consider in determining fair value. Loans were classified by type such as commercial, residential mortgage, and automobile. These asset categories were further segmented into fixed-and adjustable-rate categories. Valuations are carried out based on categories and not on a loan-by-loan basis. The fair values of performing fixed-rate and adjustable-rate loans were calculated by discounting expected cash flows through the estimated maturity dates. This fair value is not currently an indication of an exit price as that type of assumption could result in a different fair value estimate. The fair value of credit card loans was estimated using a discounted cash flow method and excludes any value related to a customer account relationship. Other loans with no stated maturity, like credit lines, were valued at book value. Prepayment assumptions were considered for nonresidential loans. For residential mortgage loans, prepayment estimates were based on a prepayments model that combined both a historical calibration and current market prepayments expectations. Discount rates were based on the Treasury and LIBOR/Swap Yield Curves at the date of the analysis, and included appropriate adjustments for expected credit losses and liquidity. For impaired collateral dependent loans, the impairment was primarily measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observable transactions involving similar assets in similar locations.

Deposits

The estimated fair value of demand deposits and savings accounts, which are deposits with no defined maturities, equals the amount payable on demand at the reporting date. The fair values of retail fixed-rate time deposits, with stated maturities, are based on the present value of the future cash flows expected to be paid on the deposits. The cash flows were based on contractual maturities; no early repayments were assumed. Discount rates were based on the LIBOR yield curve.

The estimated fair value of total deposits excludes the fair value of core deposit intangibles, which represent the value of the customer relationship measured by the value of demand deposits and savings deposits that bear a low or zero rate of interest and do not fluctuate in response to changes in interest rates.

The fair value of brokered CDs, which are included within deposits, is determined using discounted cash flow analyses over the full term of the CDs. The fair value of the CDs is computed using the outstanding principal amount. The discount rates used were based on brokered CD market rates as of December 31, 2012. The fair value does not incorporate the risk of nonperformance, since interests in brokered CDs are generally sold by brokers in amounts of less than $250,000 and, therefore, insured by the FDIC.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities sold under agreements to repurchase

Some repurchase agreements reprice at least quarterly, and their outstanding balances are estimated to be their fair value. Where longer commitments are involved, fair value is estimated using exit price indications of the cost of unwinding the transactions as of the end of the reporting period. The brokers who are the counterparties provide these indications. Securities sold under agreements to repurchase are fully collateralized by investment securities.

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

Other borrowings

Other borrowings consist of junior subordinated debentures. Projected cash flows from the debentures were discounted using the Bloomberg BB Finance curve plus a credit spread. This credit spread was estimated using the difference in yield curves between Swap rates and a yield curve that considers the industry and credit rating of the Corporation as issuer of the note at a tenor comparable to the time to maturity of the debentures.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the estimated fair value and carrying value of financial instruments as of December 31, 2012 and 2011:

	Total Carrying Amount in Statement of Financial Condition December 31, 2012	Fair Value Estimated December 31, 2012	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash and due from banks and money market investments	$946,851	$946,851	$946,851	$—	$—
Investment securities available for sale	1,731,077	1,731,077	7,530	1,668,930	54,617
Other equity securities	38,757	38,757	—	38,757	—
Loans held for sale	85,394	87,995	—	85,354	2,641
Loans held for investment	10,054,114	—	—	—	—
Less: allowance for loan and lease losses	(435,414)

Loans held for investment, net of allowance	$9,618,700	9,545,505	—	—	9,545,505

Derivatives included in assets	291	291	—	291	—

Liabilities:
Deposits	9,864,546	9,901,297	—	9,901,297	—
Securities sold under agreements to repurchase	900,000	999,663	—	999,663	—
Advances from FHLB	508,440	512,089	—	512,089	—
Other borrowings	231,959	134,058	—	—	134,058
Derivatives included in liabilities	5,781	5,781	—	5,781	—

	Total Carrying Amount in Statement of Financial Condition December 31, 2011	Fair Value Estimated December 31, 2011
	(In thousands)
Assets:
Cash and due from banks and money market investments	$446,566	$446,566
Investment securities available for sale	1,923,268	1,923,268
Other equity securities	37,951	37,951
Loans held for sale	15,822	16,038
Loans held for investment	10,559,392
Less: allowance for loan and lease losses	(493,917)

Loans held for investment, net of allowance	$10,065,475	9,618,267

Derivatives included in assets	1,277	1,277

Liabilities:
Deposits	9,907,754	9,974,119
Securities sold under agreements to repurchase	1,000,000	1,102,263
Advances from FHLB	367,440	379,730
Notes Payable	23,342	22,476
Other borrowings	231,959	160,603
Derivatives included in liabilities	7,834	7,834

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 29—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash paid for:
Interest on borrowings	$164,364	$255,363	$358,294
Income tax	8,603	2,852	1,248
Noncash investing and financing activities:
Additions to other real estate owned	169,432	155,621	113,997
Additions to auto and other repossessed assets	48,910	65,049	77,754
Capitalization of servicing assets	6,348	5,150	6,607
Loan securitizations	239,766	214,399	217,257
Loans held for investment transferred to held for sale	2,641	—	281,618
Change in par value of common stock	—	—	5,552
Preferred stock exchanged for new common stock issued:
Preferred stock exchanged (Series A through E)	—	—	476,192
New common stock issued	—	—	90,806
Series F preferred stock exchanged for Series G preferred stock:
Preferred stock exchanged (Series F)	—	—	378,408
New Series G preferred stock issued	—	—	347,386
Fair value adjustment on amended common stock warrant	—	—	1,179
Preferred stock exchanged for new common stock issued:
Preferred stock exchanged (Series G)	—	361,962	—
New common stock issued	—	89,602	—
Loans sold to CPG/GS in exchange for an acquisition loan and an equity interest in CPG/GS	—	183,709	—
Reclassification of held-to-maturity investment securities to available for sale	—	88,751	—

NOTE 30—REGULATORY MATTERS, COMMITMENTS, AND CONTINGENCIES

The Corporation is subject to various regulatory capital requirements imposed by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings, and other factors.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective June 2, 2010, FirstBank, by and through its Board of Directors, entered into a Consent Order (the “FDIC Order”) with the FDIC and OCIF. The FDIC Order provides for various things, including (among other things) the following: (1) having and retaining qualified management; (2) increased participation in the affairs of FirstBank by its Board of Directors; (3) development and implementation by FirstBank of a capital plan to attain a leverage ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 10% and a total risk-based capital ratio of at least 12%; (4) adoption and implementation of strategic, liquidity, and fund management and profit and budget plans and related projects within certain timetables set forth in the FDIC Order and on an ongoing basis; (5) adoption and implementation of plans for reducing FirstBank’s positions in certain classified assets and delinquent and non-accrual loans within timeframes set forth in the FDIC Order; (6) refraining from lending to delinquent or classified borrowers already obligated to FirstBank on any extensions of credit so long as such credit remains uncollected, except where FirstBank’s failure to extend further credit to a particular borrower would be detrimental to the best interests of FirstBank, and any such additional credit is approved by FirstBank’s Board of Directors; (7) refraining from accepting, increasing, renewing, or rolling over brokered CDs without the prior written approval of the FDIC; (8) establishment of a comprehensive policy and methodology for determining the allowance for loan and lease losses and the review and revision of FirstBank’s loan policies, including the non-accrual policy; and (9) adoption and implementation of adequate and effective programs of independent loan review, appraisal compliance, and an effective policy for managing FirstBank’s sensitivity to interest rate risk. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the FDIC Order.

Effective June 3, 2010, First BanCorp. entered into the Written Agreement with the FED. The Written Agreement provides, among other things, that the holding company must serve as a source of strength to FirstBank, and that, except upon consent of the FED, (1) the holding company may not pay dividends to stockholders or receive dividends from FirstBank, (2) the holding company and its nonbank subsidiaries may not make payments on trust- preferred securities or subordinated debt, and (3) the holding company cannot incur, increase, or guarantee debt or repurchase any capital securities. The Written Agreement also requires that the holding company submit a capital plan that reflects sufficient capital at First BanCorp. on a consolidated basis, which must be acceptable to the FED, and follow certain guidelines with respect to the appointment or change in responsibilities of senior officers. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Written Agreement.

The Corporation submitted its capital plan setting forth how it plans to improve capital positions to comply with the FDIC Order and the Written Agreement over time. In March 2011, the Corporation submitted an updated Capital Plan to the regulators. The updated Capital Plan contemplated a $350 million capital raise through the issuance of new common shares for cash, and other actions to reduce the Corporation’s and the Bank’s risk-weighted assets, strengthen their capital positions, and meet the minimum capital ratios required under the FDIC Order. Among the strategies contemplated in the updated Capital Plan are reductions of the Corporation’s loan and investment securities portfolio. The updated Capital Plan identified specific targeted Leverage, Tier 1 Capital to Risk-Weighted Assets and Total Capital to Risk-Weighted Assets ratios to be achieved by the Bank each calendar quarter until the capital levels required under the FDIC Order were achieved. Although all of the regulatory capital ratios exceeded the minimum capital ratios for “well-capitalized” levels, as well as the minimum capital ratios required by the FDIC Order, as of December 31, 2012, FirstBank cannot be treated as a “well-capitalized” institution under regulatory guidance while operating under the FDIC Order.

On October 7, 2011, the Corporation successfully completed a private placement of $525 million in shares of common stock. The proceeds from the sale of common stock amounted to approximately $490 million (net of offering costs), of which $435 million were contributed to the Corporation’s wholly owned banking subsidiary, FirstBank. The completion of the capital raise allowed the conversion of the 424,174 shares of the Corporation’s

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Series G Preferred Stock, held by the Treasury, into 32.9 million shares of common stock at a conversion price of $9.66. This conversion required for completion the payment of $26.4 million for past-due undeclared cumulative dividends on the Series G Preferred Stock as required by the agreement with the Treasury.

Furthermore, on December 8, 2011, the Corporation completed a rights offering in which the Corporation issued an additional 888,781 shares of common stock at $3.50 per share, and received proceeds of $3.3 million.

With the $525 million capital infusion, the conversion to common stock of the Series G Preferred Stock held by the Treasury, and the issuance of an additional $3.3 million of capital in the rights offering (after deducting estimated offering expenses and the $26.4 million payment of cumulative dividends on the Series G Preferred Stock), the Corporation increased its total common equity by approximately $834 million. Prior to the capital raise, deleveraging strategies incorporated into the Capital Plan and completed during the year ended December 31, 2011 that significantly affected the financial results of such year include:

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

In addition to the Capital Plan, the Corporation submitted to its regulators a liquidity and brokered CD plan, including a contingency funding plan, a non-performing asset reduction plan, a budget and profit plan, a strategic plan, and a plan for the reduction of classified and special mention assets. As of December 31, 2012, the Corporation had completed all of the items included in the Capital Plan and is working on to continue to reduce non-performing loans. Further, the Corporation has reviewed and enhanced the Corporation’s loan review program, various credit policies, the Corporation’s treasury and investment policy, the Corporation’s asset classification and allowance for loan and lease losses and non-accrual policies, the Corporation’s charge-off policy, and the Corporation’s appraisal program. The Regulatory Agreements also require the submission to the regulators of quarterly progress reports.

The FDIC Order imposes no other restrictions on FirstBank’s products or services offered to customers, nor does it or the Written Agreement impose any type of penalties or fines upon FirstBank or the Corporation. Concurrent with the FDIC Order, the FDIC has granted FirstBank quarterly waivers to enable it to continue accessing the brokered CD market through March 31, 2013. FirstBank will request approvals for future periods.

In June 2012, the U.S. banking regulators jointly published three notices of proposed rulemaking that are essentially intended to implement the Basel III for U.S. banks. Together these notices of proposed rulemaking would, among other things: (i) implement in the United Stated the Basel III regulatory capital reforms, including those that revise the definition of capital, increase minimum capital ratios, and introduce a minimum Tier 1 common equity ratio of 4.5% and a capital conservation buffer of 2.5% (for a total minimum Tier 1 common equity ratio of 7.0%); (ii) revise “Basel I” rules for calculating risk-weighted assets to enhance risk sensitivity; and (iii) comply with the Dodd-Frank Act provision prohibiting the reliance on external credit ratings. The implementation of Basel III in the United States has been postponed indefinetely.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Although uncertainty exists regarding the final capital rules, based on our current interpretation of the proposed Basel III capital rules, we anticipate to exceed the fully phased-in minimum capital ratios as established in the current proposal. The proposed Basel III capital rules and interpretations used in estimating our Basel III calculations are subject to change depending on final Basel III capital rules.

The Corporation’s and its banking subsidiary’s regulatory capital positions as of December 31, 2012 and 2011 were as follows:

	Regulatory Requirements
	Actual		For Capital Adequacy Purposes		To be Well-Capitalized- Regular Thresholds		Consent Order Capital requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At December 31, 2012
Total Capital (to Risk-Weighted Assets)
First BanCorp	$1,770,003	17.82%	$794,698	8%	N/A	N/A	N/A	N/A
FirstBank	$1,723,085	17.35%	$794,594	8%	$993,243	10%	$1,191,891	12%

Tier I Capital (to Risk-Weighted Assets)
First BanCorp	$1,640,082	16.51%	$397,349	4%	N/A	N/A	N/A	N/A
FirstBank	$1,593,225	16.04%	$399,297	4%	$595,946	6%	$993,243	10%

Leverage ratio
First BanCorp	$1,640,082	12.60%	$520,664	4%	N/A	N/A	N/A	N/A
FirstBank	$1,593,225	12.25%	$520,056	4%	$650,069	5%	$1,040,111	8%

At December 31, 2011
Total Capital (to Risk-Weighted Assets)
First BanCorp	$1,742,357	17.12%	$814,418	8%	N/A	N/A	N/A	N/A
FirstBank	$1,688,496	16.58%	$814,789	8%	$1,018,486	10%	$1,222,184	12%

Tier I Capital (to Risk-Weighted Assets)
First BanCorp	$1,607,191	15.79%	$407,209	4%	N/A	N/A	N/A	N/A
FirstBank	$1,553,374	15.25%	$407,395	4%	$611,092	6%	$1,018,486	10%

Leverage ratio
First BanCorp	$1,607,191	11.91%	$539,942	4%	N/A	N/A	N/A	N/A
FirstBank	$1,553,374	11.52%	$539,500	4%	$674,375	5%	$1,078,999	8%

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a detail of commitments to extend credit and standby letters of credit, and commitments to sell loans:

	December 31,
	2012	2011
	(In thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
To originate	$85,364	$129,271
Unused personal lines of credit	1,054,265	31,134
Commercial lines of credit	440,181	409,297
Commercial letters of credit	41,759	52,340
Standby letters of credit	17,956	25,448
Commitments to sell loans	29,614	20,226

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. Management uses the same credit policies and approval process in entering into commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. In the case of credit cards and personal lines of credit, the Corporation can cancel at any time and without cause the unused credit facility. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with prospective borrowers. The amount of any collateral obtained if deemed necessary by the Corporation upon an extension of credit is based on management’s credit evaluation of the borrower. Rates charged on loans that are finally disbursed are the rates being offered at the time the loans are closed; therefore, no fee is charged on these commitments.

In general, commercial and standby letters of credit are issued to facilitate foreign and domestic trade transactions. Normally, commercial and standby letters of credit are short-term commitments used to finance commercial contracts for the shipment of goods. The collateral for these letters of credit includes cash or available commercial lines of credit. The fair value of commercial and standby letters of credit is based on the fees currently charged for such agreements, which, as of December 31, 2012 and 2011, was not significant.

The Corporation obtained from GNMA, commitment authority to issue GNMA mortgage-backed securities. Under this program, for 2012, the Corporation securitized approximately $239.8 million of FHA/VA mortgage loan production into GNMA mortgage-backed securities.

Lehman Brothers Special Financing, Inc. (“Lehman”) was the counterparty to the Corporation on certain interest rate swap agreements. During the third quarter of 2008, Lehman failed to pay the scheduled net cash settlement due to the Corporation, which constituted an event of default under those interest rate swap agreements. The Corporation terminated all interest rate swaps with Lehman and replaced them with other counterparties under similar terms and conditions. In connection with the unpaid net cash settlement under the swap agreements, the Corporation has an unsecured counterparty exposure with Lehman, which filed for

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

bankruptcy on October 3, 2008, of approximately $1.4 million. This exposure was reserved in the third quarter of 2008. The Corporation had pledged collateral with a $63.6 million face value to guarantee its performance under the swap agreements in the event payment thereunder was required.

Since the second quarter of 2009, the Corporation has maintained a non-performing asset with a book value of $64.5 million in addition to accrued interest of $2.1 million related to the collateral pledged to Lehman. The Corporation believes that the securities pledged as collateral should not be part of the Lehman bankruptcy estate given the fact that the posted collateral constituted a performance guarantee under the swap agreements and was not part of a financing agreement, and that ownership of the securities was never transferred to Lehman. Upon termination of the interest rate swap agreements, Lehman’s obligation was to return the collateral to the Corporation. During the fourth quarter of 2009, the Corporation discovered that Lehman Brothers, Inc., acting as agent of Lehman, had deposited the securities in a custodial account at JP Morgan Chase, and that, shortly before the filing of the Lehman bankruptcy proceedings, it had provided instructions to have most of the securities transferred to Barclays Capital (“Barclays”) in New York. After Barclays’s refusal to turn over the securities, the Corporation filed a lawsuit against Barclays in federal court in New York demanding the return of the securities in December 2009. During February 2010, Barclays filed a motion with the court requesting that the Corporation’s claim be dismissed on the grounds that the allegations of the complaint are not sufficient to justify the granting of the remedies therein sought. Shortly thereafter, the Corporation filed its opposition motion. A hearing on the motions was held in court on April 28, 2010. The court, on that date, after hearing the arguments by both sides, concluded that the Corporation’s equitable-based causes of action, upon which the return of the investment securities is being demanded, contain allegations that sufficiently plead facts warranting the denial of Barclays’ motion to dismiss the Corporation’s claim. Accordingly, the judge ordered the case to proceed to trial.

Subsequent to the court decision, the district court judge transferred the case to the Lehman bankruptcy court for trial. Discovery pursuant to that case management plan has been completed. The parties filed dispositive motions on September 13, 2012. Oppositions to such motions and replies thereto were filed in October 2012 and November 2012, respectively. On January 16, 2013, a hearing for oral arguments was held in bankruptcy court. Upon conclusion of the hearing, the judge informed the parties that the matter would be taken under advisement with a written ruling to be issued subsequently. The Corporation may not succeed in its litigation against Barclays to recover all or a substantial portion of the securities.

Additionally, the Corporation continues to pursue its claim filed in January 2009 in the proceedings under the Securities Protection Act with regard to Lehman Brothers Incorporated in the United States Bankruptcy Court for the Southern District of New York.

Because the Corporation has not had the benefit of the use of the investment securities pledged to Lehman (i.e., ability to sell, pledge, or transfer), and because the Corporation has not received principal or interest payments since 2008 (after the collapse of Lehman), the appropriate carrying value of these securities has been under review with our regulators, with recent heightened concern due to the complex and lengthy litigation regarding this matter. If, as a result of these discussions, developments in the litigation, or for other reasons, the Corporation should determine that it is probable that the asset has been impaired and that it needs to recognize a partial or full loss for the investment securities pledged to Lehman, such an action would adversely affect the Corporation’s results of operations in the period in which such action is taken. The Corporation expects to reassess the recoverability of the asset upon the resolution of the dispositive motions filed with the court.

As of December 31, 2012, First BanCorp and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. Management believes that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position or results of operations.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 31—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Corporation designates a derivative as a fair value hedge, cash flow hedge or as an economic undesignated hedge when it enters into the derivative contract. As of December 31, 2012 and 2011, all derivatives held by the Corporation were considered economic undesignated hedges. These undesignated hedges are recorded at fair value with the resulting gain or loss recognized in current earnings.

The following summarizes the principal derivative activities used by the Corporation in managing interest rate risk:

Interest rate cap agreements—Interest rate cap agreements provide the right to receive cash if a reference interest rate rises above a contractual rate. The value increases as the reference interest rate rises. The Corporation enters into interest rate cap agreements for protection from rising interest rates. Specifically, the interest rate on certain of the Corporation’s commercial loans to other financial institutions is generally a variable rate limited to the weighted average coupon of the referenced residential mortgage collateral, less a contractual servicing fee.

Interest rate swaps—Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of December 31, 2012 and 2011, most of the interest rate swaps outstanding are used for protection against rising interest rates. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.

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

Forward Contracts—Forward contracts are sales of to-be-announced (“TBA”) mortgage-backed securities that will settle over the standard delivery date and do not qualify as “regular way” security trades. Regular-way security trades are contracts with no net settlement provision and no market mechanism to facilitate net settlement and they provide for delivery of a security within the time generally established by regulations or conventions in the market place or exchange in which the transaction is being executed. The forward sales are considered derivative instruments that need to be marked-to-market. These securities are used to economically hedge the FHA/VA residential mortgage loans securitizations of the mortgage-banking operations. Unrealized gains (losses) are recognized as part of mortgage banking activities in the Consolidated Statement of Income (Loss).

To satisfy the needs of its customers, the Corporation may enter into nonhedging transactions. On these transactions, generally, the Corporation participates as a buyer in one of the agreements and as a seller in the other agreement under the same terms and conditions.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Corporation enters into certain contracts with embedded derivatives that do not require separate accounting as these are clearly and closely related to the economic characteristics of the host contract. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it is bifurcated, carried at fair value, and designated as a trading or nonhedging derivative instrument.

The following table summarizes the notional amounts of all derivative instruments:

	Notional Amounts
	December 31,	December 31,
	2012	2011
	(In thousands)
Economic undesignated hedges:
Interest rate contracts:
Interest rate swap agreements used to hedge loans	$38,097	$39,786
Written interest rate cap agreements	—	67,894
Purchased interest rate cap agreements	—	67,894
Equity contracts:
Embedded written options on stock index deposits and notes payable	—	46,515
Purchased options used to manage exposure to the stock market on embedded stock index options	—	46,515
Forward Contracts:
Sale of TBA GNMA MBS pools	6,000	19,000

	$44,097	$287,604

The following table summarizes the fair value of derivative instruments and the location in the Statement of Financial Condition:

	Asset Derivatives			Liability Derivatives
	Statement of	December 31,	December 31,		December 31,	December 31,
	Financial	2012	2011		2012	2011
	Condition Location	Fair Value	Fair Value	Statement of Financial Condition Location	Fair Value	Fair Value
	(In thousands)
Economic undesignated hedges:
Interest rate contracts:
Interest rate swap agreements used to hedge loans	Other assets	$288	$378	Accounts payable and other liabilities	$5,776	$6,767
Equity contracts:
Embedded written options on stock index notes payable	Other assets	—	—	Notes payable	—	899
Purchased options used to manage exposure to the stock market on embedded stock index options	Other assets	—	899	Accounts payable and other liabilities	—	—
Forward Contracts:
Sales of TBA GNMA MBS pools	Other assets	3	—	Accounts payable and other liabilities	5	168

		$291	$1,277		$5,781	$7,834

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the effect of derivative instruments on the Statement of Income (Loss):

	Location of Gain (or loss) Recognized in Income on Derivatives	Gain (or Loss) Year ended
		December 31,
		2012	2011	2010
		(In thousands)
ECONOMIC UNDESIGNATED HEDGES:
Interest rate contracts:
Interest rate swap agreements used to hedge fixed-rate:
loans	Interest income—Loans	$901	$(1,548)	$(92)
Written and purchased interest rate cap agreements—mortgage-backed securities	Interest income—Investment securities	—	—	(1,136)
Written and purchased interest rate cap agreements—loans	Interest income—Loans	—	—	(38)
Equity contracts:
Embedded written and purchased options on stock index deposits	Interest expense—Deposits	—	—	(2)
Embedded written and purchased options on stock index notes payable	Interest expense—Notes payable and other borrowings	—	(45)	51
Forward contracts:
Sales of TBA GNMA MBS pools	Mortgage Banking Activities	166	(168)	—

Total gain (loss) on derivatives		$1,067	$(1,761)	$(1,217)

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

A summary of interest rate swaps is as follows:

	December 31,	December 31,
	2012	2011
	(Dollars in thousands)
Pay fixed/receive floating:
Notional amount	$38,097	$39,786
Weighted average receive rate at period-end	2.06%	2.13%
Weighted average pay rate at period-end	6.82%	6.82%
Floating rates range from 167 to 252 basis points over 3-month LIBOR

As of December 31, 2012, the Corporation has not entered into any derivative instrument containing credit-risk-related contingent features.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit and Market Risk of Derivatives

The Corporation uses derivative instruments to manage interest rate risk. By using derivative instruments, the Corporation is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the Corporation’s fair value gain in the derivative. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty owes the Corporation and, therefore, creates a credit risk for the Corporation. When the fair value of a derivative instrument contract is negative, the Corporation owes the counterparty and, therefore, it has no credit risk. The Corporation minimizes the credit risk in derivative instruments by entering into transactions with reputable broker dealers (financial institutions) that are reviewed periodically by the Corporation’s Management’s Investment and Asset Liability Committee (MIALCO) and by the Board of Directors. The Corporation also maintains a policy of requiring that all derivative instrument contracts be governed by an International Swaps and Derivatives Association Master Agreement, which includes a provision for netting; most of the Corporation’s agreements with derivative counterparties include bilateral collateral arrangements. The bilateral collateral arrangement permits the counterparties to perform margin calls in the form of cash or securities in the event that the fair market value of the derivative favors either counterparty. The book value and aggregate market value of securities pledged as collateral for interest rate swaps as of December 31, 2012 was $5.7 million and $6.1 million, respectively (2011—$6.6 million and $7.1 million, respectively). The Corporation has a policy of diversifying derivatives counterparties to reduce the consequences of counterparty default.

The Corporation has credit risk of $0.3 million (2011—$1.3 million) related to derivative instruments with positive fair values. The credit risk does not consider the value of any collateral and the effects of legally enforceable master netting agreements. There were no credit losses associated with derivative instruments recognized in 2012, 2011, or 2010. As of December 31, 2012, the Corporation had a total net interest settlement payable of $0.1 million (2011—net interest settlement payable of $0.2 million) related to the swap transactions. The net settlements receivable and net settlements payable on interest rate swaps are included as part of “Other Assets” and “Accounts payable and other liabilities,” respectively, on the Consolidated Statements of Financial Condition.

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

NOTE 32—SEGMENT INFORMATION

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of December 31, 2012, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Others factors such as the Corporation’s organizational chart, nature of the products, distribution channels, and the economic characteristics of the product were also considered in the determination of the reportable segments.

The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services for large customers represented by specialized and middle-market clients and the public sector. The Commercial

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and floor plan financings as well as other products such as cash management and business management services. The Mortgage Banking segment’s operations consist of the origination, sale, and servicing of a variety of residential mortgage loans. The Mortgage Banking segment also acquires and sells mortgages in the secondary markets. In addition, the Mortgage Banking segment includes mortgage loans purchased from other local banks and mortgage bankers. The Consumer (Retail) Banking segment consists of the Corporation’s consumer lending and deposit-taking activities conducted mainly through its branch network and loan centers. The Treasury and Investments segment is responsible for the Corporation’s investment portfolio and treasury functions executed to manage and enhance liquidity. This segment lends funds to the Commercial and Corporate Banking, Mortgage Banking and Consumer (Retail) Banking segments to finance their lending activities and borrows from those segments and from the United States Operations segment. The Consumer (Retail) Banking and the United States Operations segments also lend funds to other segments. The interest rates charged or credited by Treasury and Investments, the Consumer (Retail) Banking, and the United States Operations segments are allocated based on market rates. The difference between the allocated interest income or expense and the Corporation’s actual net interest income from centralized management of funding costs is reported in the Treasury and Investments segment. The United States Operations segment consists of all banking activities conducted by FirstBank in the United States mainland, including commercial and retail banking services. The Virgin Islands Operations segment consists of all banking activities conducted by the Corporation in the USVI and BVI, including commercial and retail banking services and insurance activities.

The accounting policies of the segments are the same as those referred to in Note 1—“Nature of Business and Summary of Significant Accounting Policies.”

The Corporation evaluates the performance of the segments based on net interest income, the estimated provision for loan and lease losses, non-interest income, and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the allowance for loan and lease losses.

The following table presents information about the reportable segments (in thousands):

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the year ended December 31, 2012:
Interest income	$110,164	$207,001	$187,860	$46,313	$37,376	$49,063	$637,777
Net (charge) credit for transfer of funds	(48,830)	474	(23,706)	59,970	12,092	—	—
Interest expense	—	(30,904)	—	(111,209)	(29,340)	(4,619)	(176,072)

Net interest income (loss)	61,334	176,571	164,154	(4,926)	20,128	44,444	461,705

(Provision) release for loan and lease losses	(36,553)	(32,924)	(42,940)	—	9,061	(17,143)	(120,499)
Non-interest income (loss)	18,080	33,362	10,140	(1,623)	1,803	6,885	68,647
Direct non-interest expenses	(43,058)	(102,364)	(50,364)	(6,296)	(27,734)	(37,751)	(267,567)

Segment income (loss)	$(197)	$74,645	$80,990	$(12,845)	$3,258	$(3,565)	$142,286

Average earnings assets	$2,067,304	$1,637,729	$4,571,779	$2,426,091	$727,556	$805,720	$12,236,179

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the year ended December 31, 2011:
Interest income	$118,346	$168,520	$206,494	$64,536	$45,095	$56,624	$659,615
Net (charge) credit for transfer of funds	(61,466)	11,769	(16,002)	49,430	16,269	—	—
Interest expense	—	(41,902)	—	(177,599)	(39,906)	(6,696)	(266,103)

Net interest income (loss)	56,880	138,387	190,492	(63,633)	21,458	49,928	393,512

Provision for loan and lease losses	(33,663)	(17,927)	(118,510)	—	(28,211)	(38,038)	(236,349)
Non-interest income	22,272	27,719	8,644	41,588	1,304	10,681	112,208
Direct non-interest expenses	(38,254)	(92,539)	(50,018)	(5,704)	(30,513)	(36,485)	(253,513)

Segment income (loss)	$7,235	$55,640	$30,608	$(27,749)	$(35,962)	$(13,914)	$15,858

Average earnings assets	$2,154,543	$1,448,520	$5,163,940	$3,123,323	$851,608	$889,906	$13,631,840

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the year ended December 31, 2010:
Interest income	$155,058	$186,227	$233,335	$138,695	$51,784	$67,587	$832,686
Net (charge) credit for transfer of funds	(91,280)	7,255	(22,430)	97,436	9,019	—	—
Interest expense	—	(52,306)	—	(266,638)	(45,630)	(6,437)	(371,011)

Net interest income	63,778	141,176	210,905	(30,507)	15,173	61,150	461,675

Provision for loan and lease losses	(76,882)	(51,668)	(359,440)	—	(119,489)	(27,108)	(634,587)
Non-interest income	13,159	28,887	9,044	55,237	896	10,680	117,903
Direct non-interest expenses	(38,963)	(94,677)	(62,991)	(5,876)	(42,361)	(41,571)	(286,439)

Segment (loss) income	$(38,908)	$23,718	$(202,482)	$18,854	$(145,781)	$3,151	$(341,448)

Average earnings assets	$2,646,054	$1,601,581	$5,973,226	$4,846,430	$1,076,876	$975,915	$17,120,082

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net Income (loss):
Total income (loss) for segments and other	$142,286	$15,858	$(341,448)
Other non-interest loss (1)	(19,256)	(4,227)	—
Other operating expenses	(87,316)	(84,541)	(79,719)

Income (loss) before income taxes	35,714	(72,910)	(421,167)
Income tax expense	(5,932)	(9,322)	(103,141)

Total consolidated net income (loss)	$29,782	$(82,232)	$(524,308)

Average assets:
Total average earning assets for segments	$12,236,179	$13,631,840	$17,120,082
Other average earning assets (1)	36,706	39,747	—
Average non-earning assets	693,489	684,129	750,960

Total consolidated average assets	$12,966,374	$14,355,716	$17,871,042

(1)	The activities related to the Bank’s equity interest in CPG/GS are presented as an Other non-interest loss and other average earning assets in the table above.

The following table presents revenues and selected balance sheet data by geography based on the location in which the transaction is originated:

	2012	2011	2010
	(In thousands)
Revenues:
Puerto Rico	$579,949	$637,623	$810,623
United States	51,271	62,668	61,699
Virgin Islands	55,948	67,305	78,267

Total consolidated revenues	$687,168	$767,596	$950,589

Selected Balance Sheet Information:
Total assets:
Puerto Rico	$11,421,073	$11,069,279	$13,495,003
United States	913,831	1,129,846	1,133,971
Virgin Islands	764,837	928,150	964,103
Loans:
Puerto Rico	$8,706,428	$8,844,885	$10,070,078
United States	714,234	821,652	938,147
Virgin Islands	718,846	908,677	947,977
Deposits:
Puerto Rico (1)	$7,004,301	$7,015,700	$9,326,613
United States	1,921,066	1,964,447	1,834,788
Virgin Islands	939,179	927,607	897,709

(1)	For 2012, 2011, and 2010, includes $3.4 billion, $3.7 billion, and $6.1 billion, respectively, of brokered CDs allocated to the Puerto Rico operations.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 33—FIRST BANCORP. (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

The following condensed financial information presents the financial position of the Holding Company only as of December 31, 2012 and 2011, and the results of its operations and cash flows for the years ended on December 31, 2012, 2011, and 2010:

Statements of Financial Condition

	As of December 31,
	2012	2011
	(In thousands)
Assets
Cash and due from banks	$35,139	$41,681
Money market investments	6,111	3,111
Investment securities available for sale, at market:
Equity investments	31	41
Other investment securities	1,300	1,300
Investment in First Bank Puerto Rico, at equity	1,663,139	1,615,304
Investment in First Bank Insurance Agency, at equity	7,697	5,338
Investment in FBP Statutory Trust I	3,093	3,093
Investment in FBP Statutory Trust II	3,866	3,866
Other assets	4,891	3,488

Total assets	$1,725,267	$1,677,222

Liabilities and Stockholders’ Equity
Liabilities:
Other borrowings	$231,959	$231,959
Accounts payable and other liabilities	8,285	1,119

Total liabilities	240,244	233,078

Stockholders’ equity	1,485,023	1,444,144

Total liabilities and stockholders’ equity	$1,725,267	$1,677,222

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Income (Loss)

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Income
Interest income on investment securities	$6	$—	$—
Interest income on other investments	17	1	1
Dividend from First Bank Puerto Rico	—	—	1,522
Dividend from other subsidiaries	—	3,000	1,400
Other income	220	212	209

	243	3,213	3,132

Expense
Notes payable and other borrowings	7,342	7,042	6,956
Other operating expenses	3,398	3,335	2,645

	10,740	10,377	9,601

Investment-related proceeds and impairments on equity securities	—	679	(603)

Loss before income taxes and equity in undistributed earnings (losses) of subsidiaries	(10,497)	(6,485)	(7,072)
Income tax provision	—	—	(8)
Equity in undistributed earnings (losses) of subsidiaries	40,279	(75,747)	(517,228)

Net Income (Loss)	29,782	(82,232)	(524,308)

Other comprehensive income (loss), net of tax	9,234	1,480	(8,775)

Comprehensive income (loss)	$39,016	$(80,752)	$(533,083)

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$29,782	$(82,232)	$(524,308)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income tax provision	—	—	8
Stock-based compensation	155	38	71
Equity in undistributed (earnings) losses of subsidiaries	(40,279)	75,747	517,228
Loss on impairment of investment securities	—	—	603
Net (increase) decrease in other assets	(1,403)	1,228	(2,214)
Net increase (decrease) in other liabilities	7,166	(2,984)	3,434

Net cash used in operating activities	(4,579)	(8,203)	(5,178)

Cash flows from investing activities:
Capital contribution to subsidiaries	—	(457,000)	—
Proceeds from securities litigation settlement	—	679	—

Net cash used in investing activities	—	(456,321)	—

Cash flows from financing activities:
Proceeds from common stock issued, net of costs	1,037	493,274	—
Dividends paid	—	(26,388)	—
Issuance costs of common stock issued in exchange for preferred stock Series A through E	—	—	(8,115)

Net cash provided by (used in) financing activities	1,037	466,886	(8,115)

Net (decrease) increase in cash and cash equivalents	(3,542)	2,362	(13,293)
Cash and cash equivalents at beginning of the year	44,792	42,430	55,723

Cash and cash equivalents at end of year	$41,250	$44,792	$42,430

Cash and cash equivalents include:
Cash and due from banks	$35,139	$41,681	$42,430
Money market instruments	6,111	3,111	—

	$41,250	$44,792	$42,430

NOTE 34—SUBSEQUENT EVENTS

On February 14, 2013, the Corporation commenced an offer to issue (“the 2013 Exchange Offer”) up to 10,087,488 shares of its common stock in exchange for any and all of the issued and outstanding shares of its Series A through E preferred stock ($63 million in aggregate liquidation preference value). The Corporation will issue a number of shares of common stock in exchange for each share of Series A through E preferred stock accepted for exchange pursuant to the terms in the Corporation’s prospectus dated February 14, 2013.

During the first quarter of 2013, the Corporation entered into three separate agreements to sell classified and non-performing loans with an aggregate carrying value of approximately $309.7 million, including commercial and industrial, commercial mortgage and construction loans, as well as $5.8 million of OREO properties, all in cash transactions. With the sales, the Corporation would reduce its total level of non-performing assets by

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $282.3 million, or 23%. If the transactions had occurred at December 31, 2012, the Corporation’s ratio of non-performing loans to total loans held for investment would have reduced to 7.09%, from 9.70%, and its ratio of non-performing assets to total assets would have reduced to 7.30% from 9.45%.

The aggregate sales price is approximately $200.9 million, or 64% of book value before reserves, for the $315.5 million of loans and OREO. Approximately $54.5 million of reserves are already allocated to the loans. In aggregate, the Corporation expects a loss of approximately $65.2 million on these transactions, including estimated selling costs of approximately $5.2 million. One transaction, for the sale of $210.2 million of such loans and $5.8 million of OREO properties, closed on March 28, 2013 resulting in a loss of approximately $60.2 million, including $4.0 million of estimated selling costs. The other two agreements consist of a Letter of Intent entered into on February 19, 2013 and a Definitive Agreement entered into on March 4, 2013, for the sale in the aggregate of $99.5 million of loans. These two transactions are expected to close in the second quarter of 2013 and the loans were reclassified to available for sale in the first quarter of 2013. The aggregate expected loss on these two transactions of approximately $5.0 million will also be recorded in the first quarter of 2013. The Corporation’s primary goal with respect to these sales is to accelerate the disposition of non-performing assets.

The Corporation has performed an evaluation of all other events occurring subsequent to December 31, 2012; management has determined that there are no additional events occurring in this period that required disclosure in or adjustment to the accompanying financial statements.