Form 10-K/A
period 2012-12-31
FIRST BANCORP /PR/
filed 2013-04-02
CIK 1057706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of First BanCorp. (the “Corporation”) for the fiscal year ended December 31, 2012 is being filed for the sole purpose of refiling Exhibit 99.3 because a portion of the exhibit was inadvertently omitted due to a financial printer error.

This Amendment No. 1 makes no other changes to the Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission on April 1, 2013.

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

(b)	Exhibits listed below are filed herewith as part of this Form 10-K or are incorporated herein by reference.

(c)	The separate financial statements of CPG/GS PR NPL, LLC as of December 31, 2012 and 2011 and for the fiscal years ended December 31, 2012 and 2011, required to be filed pursuant to Rule 3-09 of Regulation S-X, are filed as Exhibit 99.3 hereto.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Articles of Incorporation, incorporated by reference from Exhibit 3.1 of the Registration Statement on Form S-1/A filed by First BanCorp on October 20, 2011.

3.2	By-Laws, incorporated by reference from Exhibit 3.2 of the Registration Statement on Form S-1/A filed by First BanCorp on October 20, 2011.

3.3	Certificate of Designation creating the 7.125% Noncumulative Perpetual Monthly Income Preferred Stock, Series A, incorporated by reference from Exhibit 4(B) to the Form S-3 filed by First BanCorp on March 30, 1999.

3.4	Certificate of Designation creating the 8.35% Noncumulative Perpetual Monthly Income Preferred Stock, Series B, incorporated by reference from Exhibit 4(B) to Form S-3 filed by First BanCorp on September 8, 2000.

3.5	Certificate of Designation creating the 7.40% Noncumulative Perpetual Monthly Income Preferred Stock, Series C, incorporated by reference from Exhibit 4(B) to the Form S-3 filed by First BanCorp on May 18, 2001.

3.6	Certificate of Designation creating the 7.25% Noncumulative Perpetual Monthly Income Preferred Stock, Series D, incorporated by reference from Exhibit 4(B) to the Form S-3/A filed by First BanCorp on January 16, 2002.

3.7	Certificate of Designation creating the 7.00% Noncumulative Perpetual Monthly Income Preferred Stock, Series E, incorporated by reference from Exhibit 4.2 to the Form 8-K filed by First BanCorp on September 5, 2003.

3.8	Certificate of Designation creating the fixed-rate cumulative perpetual preferred stock, Series F, incorporated by reference from Exhibit 3.1 of the Form 8-K filed by the Corporation on January 20, 2009.

3.9	Certificate of Designation creating the fixed-rate cumulative perpetual preferred stock, Series G, incorporated by reference from Exhibit 10.3 to the Form 8-K filed by First BanCorp on July 7, 2010.

3.10	First Amendment to Certificate of Designation creating the Fixed-Rate Cumulative Mandatorily Convertible Preferred Stock, Series G, incorporated by reference from Exhibit 3.1 to the Form 8-K filed by First BanCorp on December 2, 2010.

3.11	Second Amendment to Certificate of Designation creating the Fixed-Rate Cumulative Mandatorily Convertible Preferred Stock, Series G, incorporated by reference from Exhibit 3.1 to the Form 8-K filed by First BanCorp on April 15, 2011.

4.1	Form of Common Stock Certificate, incorporated by reference from Form 8-A/A filed by First BanCorp on May 3, 2012.

4.2	Form of Stock Certificate for 7.125% Noncumulative Perpetual Monthly Income Preferred Stock, Series A, incorporated by reference from Exhibit 4(A) to the Form S-3 filed by First BanCorp on March 30, 1999.

4.3	Form of Stock Certificate for 8.35% Noncumulative Perpetual Monthly Income Preferred Stock, Series B, incorporated by reference form Exhibit 4(A) to the Form S-3 filed by First BanCorp on September 8, 2000.

4.4	Form of Stock Certificate for 7.40% Noncumulative Perpetual Monthly Income Preferred Stock, Series C, incorporated by reference from Exhibit 4(A) to the Form S-3 filed by First BanCorp on May 18, 2001.

Exhibit No.	Description

4.5	Form of Stock Certificate for 7.25% Noncumulative Perpetual Monthly Income Preferred Stock, Series D, incorporated by reference from Exhibit 4(A) to the Form S-3/A filed by First BanCorp on January 16, 2002.

4.6	Form of Stock Certificate for 7.00% Noncumulative Perpetual Monthly Income Preferred Stock, Series E, incorporated by reference from Exhibit 4.1 to the Form 8-K filed by First BanCorp on September 5, 2003.

4.7	Warrant dated January 16, 2009 to purchase shares of First BanCorp, incorporated by reference from Exhibit 4.1 to the Form 8-K filed by First BanCorp on January 20, 2009.

4.8	Amended and Restated Warrant, Annex A to the Exchange Agreement by and between First BanCorp and the United States Treasury dated as of July 7, 2010, incorporated by reference from Exhibit 10.2 of the Form 8-K filed on July 7, 2010.

4.9	Letter Agreement, dated January 16, 2009, including Securities Purchase Agreement—Standard Terms attached thereto as Exhibit A, between First BanCorp and the United States Department of the Treasury, incorporated by reference from Exhibit 10.1 to the Form 8-K filed by First BanCorp on January 20, 2009.

10.1	FirstBank’s 1997 Stock Option Plan, incorporated by reference from the Form 10-K for the year ended December 31, 1998 filed by First BanCorp on March 26, 1999.

10.2	First BanCorp’s 2008 Omnibus Incentive Plan, as amended, incorporated by reference from Exhibit 99.1 to the Form S-8 filed by First BanCorp on May 4, 2012.

10.3	Investment Agreement between The Bank of Nova Scotia and First BanCorp dated February 15, 2007, including the Form of Stockholder Agreement, incorporated by reference from Exhibit 10.01 to the Form 8-K filed by First BanCorp on February 22, 2007.

10.4	Amendment No. 1 to Stockholder Agreement, dated as of October 13, 2010, by and between First BanCorp and The Bank of Nova Scotia, incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 24, 2010.

10.5	Employment Agreement—Aurelio Alemán, incorporated by reference from the Form 10-K for the year ended December 31, 1998 filed by First BanCorp on March 26, 1999.

10.6	Amendment No. 1 to Employment Agreement—Aurelio Alemán, incorporated by reference from the Form 10-Q for the quarter ended March 31, 2009 filed by First BanCorp on May 11, 2009.

10.7	Amendment No. 2 to Employment Agreement—Aurelio Alemán, incorporated by reference from Exhibit 10.6 of the Form 10-K for the year ended December 31, 2009 filed by First BanCorp on March 2, 2010.

10.8	Employment Agreement—Lawrence Odell, incorporated by reference from the Form 10-K for the year ended December 31, 2005 filed by First BanCorp on February 9, 2007.

10.9	Amendment No. 1 to Employment Agreement—Lawrence Odell, incorporated by reference from the Form 10-K for the year ended December 31, 2005 filed by First BanCorp on February 9, 2007.

10.10	Amendment No. 2 to Employment Agreement—Lawrence Odell, incorporated by reference from the Form 10-Q for the quarter ended March 31, 2009 filed by First BanCorp on May 11, 2009.

10.11	Amendment No. 3 to Employment Agreement—Lawrence Odell, incorporated by reference from Exhibit 10.13 of the Form 10-K for the year ended December 31, 2009 filed by First BanCorp on March 2, 2010.

Exhibit No.	Description

10.12	Amended and Restated Employment Agreement—Lawrence Odell, incorporated by reference from Exhibit 10.1 of the Form 10-Q for the quarter ended June 30, 2012 filed by First BanCorp on August 9, 2012.

10.13	Employment Agreement—Victor Barreras, incorporated by reference from Exhibit 10.2 of the Form 10-Q for the quarter ended June 30, 2012 filed by First BanCorp on August 9, 2012.

10.14	Employment Agreement—Orlando Berges, incorporated by reference from the Form 10-Q for the quarter ended June 30, 2009 filed by First BanCorp on August 11, 2009.

10.15	Service Agreement Martinez Odell & Calabria, incorporated by reference from the Form 10-K for the year ended December 31, 2005 filed by First BanCorp on February 9, 2007.

10.16	Amendment No. 1 to Service Agreement Martinez Odell & Calabria, incorporated by reference from the Form 10-K for the year ended December 31, 2005 filed by First BanCorp on February 9, 2007.

10.17	Amendment No. 2 to Service Agreement Martinez Odell & Calabria, incorporated by reference from Exhibit 10.17 of the Form 10-K for the year ended December 31, 2009 filed by First BanCorp on March 2, 2010.

10.18	Amendment No. 3 to Service Agreement Martinez Odell & Calabria, incorporated by reference from Exhibit 10.20 of the Form 10-K for the year ended December 31, 2010 filed by First BanCorp on April 15, 2011.

10.19	Consent Order, dated June 2, 1010, incorporated by reference from Exhibit 10.1 of the Form 8-K filed on June 4, 2010.

10.20	Written Agreement, dated June 3, 2010, incorporated by reference from Exhibit 10.2 of the Form 8-K filed on June 4, 2010.

10.21	Exchange Agreement by and between First BanCorp and the United States Treasury dated as of July 7, 2010, incorporated by reference from Exhibit 10.1 of the Form 8-K filed on July 7, 2010.

10.22	First Amendment to Exchange Agreement, dated as of December 1, 2010, by and between First BanCorp and The United States Department of the Treasury, incorporated by reference from Exhibit 10.1 to the Form 8-K filed by First BanCorp on December 2, 2010.

10.23	Form of Restricted Stock Award Agreement incorporated by reference from Exhibit 10.23 to the Form S-1/A filed by First BanCorp on July 16, 2010.

10.24	Form of Stock Option Agreement for Officers and Other Employees incorporated by reference from Exhibit 10.24 to the Form S-1/A filed by First BanCorp on July 16, 2010.

10.25	Letter Agreement, dated as of January 16, 2009, and Securities Purchase Agreement, dated as of January 16, 2009, by and between First BanCorp and the United States Department of the Treasury, incorporated by reference from Exhibit 10.1 of the Form 8-K filed on January 20, 2009.

10.26	Amended and Restated Investment Agreement between First BanCorp and Thomas H. Lee Partners, L.P., incorporated by reference from Exhibit 10.1 of the Form 8-K filed on July 19, 2011.

10.27	Agreement Regarding Additional Shares between First BanCorp and Thomas H. Lee Partners, L.P., incorporated by reference from Exhibit 10.25 of the Registration Statement on Form S-1/A filed by First BanCorp on October 20, 2011.

10.28	Amended and Restated Investment Agreement between First BanCorp and Oaktree Capital Management, L.P., incorporated by reference from Exhibit 10.2 of the Form 8-K filed on July 19, 2011.

10.29	Agreement Regarding Additional Shares between First BanCorp and Oaktree Capital Management, L.P. dated October 26, 2011 incorporated by reference from Exhibit 10.27 of the Form S-1 filed by First BanCorp on December 20, 2011.

Exhibit No.	Description

10.30	Investment Agreement between First BanCorp and funds advised by Wellington Management Company LLP, as amended, incorporated by reference from Exhibit 10.2 of the Form 8-K/A filed on July 19, 2011, and Exhibit 10.3 of the Form 8-K filed on July 19, 2011.

10.31	Amendment No. 2 to Investment Agreement between First BanCorp and funds advised by Wellington Management Company LLP, incorporated by reference from Exhibit 10.28 to the Form S-1/A filed by First BanCorp on October 20, 2011.

10.32	Form of Subscription Agreement between First BanCorp and private placement investors, incorporated by reference from Exhibit 10.3 of the Form 8-K filed on June 29, 2011.

10.33	Expense Reimbursement Agreement between First BanCorp and Oaktree Capital Management, L.P., incorporated by reference from Exhibit 10.4 of the Form 8-K/A filed on July 21, 2011.

10.34	Expense Reimbursement Agreement between First BanCorp and Thomas H. Lee Partners, L.P., incorporated by reference from Exhibit 10.2 of the Form 8-K/A filed on July 21, 2011.

10.35	Letter Agreement with the U.S. Department of the Treasury dated as of October 3, 2011, incorporated by reference from Exhibit 10.1 of the Form 8-K filed on October 7, 2011.

10.36	Letter Agreement between First BanCorp. and Roberto R. Herencia, incorporated by reference from the Form 8-K filed by First BanCorp on November 2, 2011.

10.37	Stock Purchase Agreement between First BanCorp and Roberto Herencia dated February 17, 2012, incorporated by reference from Exhibit 10.36 of the Form 10-K for the fiscal year ended December 31, 2011 filed by First BanCorp. on March 13, 2012.

10.38	Non – Employee Director Compensation Structure, incorporated by reference from Exhibit 10.3 of the Form 10-Q for the quarter ended June 30, 2012 filed by First BanCorp on August 9, 2012.

10.39	Offer Letter between First BanCorp and Robert T. Gormley incorporated by reference from Exhibit 10.1 of the Form 8-K filed on November 2, 2012.

12.1	Ratio of Earnings to Fixed Charges*

12.2	Ratio of Earnings to Fixed Charges and Preference Dividends*

14.1	Code of Ethics for CEO and Senior Financial Officers, incorporated by reference from Exhibit 3.2 of the Form 10-K for the fiscal year ended December 31, 2008 filed by First BanCorp on March 2, 2009.

21.1	List of First BanCorp’s subsidiaries*

23.1	Consent of KPMG, LLP*

23.2	Consent of PricewaterhouseCoopers LLP*

23.3	Consent of PricewaterhouseCoopers LLP—Financial statements of CPG/GS PR NPL, LLC*

31.1	Section 302 Certification of the CEO

31.2	Section 302 Certification of the CFO

32.1	Section 906 Certification of the CEO*

32.2	Section 906 Certification of the CFO*

99.1	Certification of the CEO Pursuant to Section III(b)(4) of the Emergency Stabilization Act of 2008 and 31 CFR § 30.15.*

99.2	Certification of the CFO Pursuant to Section III(b)(4) of the Emergency Stabilization Act of 2008 and 31 CFR § 30.15.*

Exhibit No.	Description

99.3	Financial statements of CPG/GS PR NPL, LLC as of December 31, 2012 and 2011 and for the fiscal years ended December 31, 2012 and 2011

101.1	Interactive Data File (Annual Report on Form 10-K for the year ended December 31, 2012, furnished in XBRL (eXtensible Business Reporting Language)*

*	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST BANCORP.

By:	/s/ Aurelio Alemán	Date: 4/1/13
Aurelio Alemán
President, Chief Executive Officer and Director