Form 10-Q
period 2013-03-31
FIRST BANCORP /PR/
filed 2013-05-10
CIK 1057706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Common stock: 206,227,980 shares outstanding as of April 30, 2013.

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

•

the strength or weakness of the real estate markets and of the consumer and commercial credit sectors and their impact on the credit quality of the Corporation’s loans and other assets, which has contributed and may continue to contribute to, among other things, the high levels of non-performing assets, charge-offs and the provision expense and may subject the Corporation to further risk from loan defaults and foreclosures;

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

The Corporation does not undertake, and specifically disclaims any obligation, to update any of the “forward—looking statements” to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by the federal securities laws.

Investors should refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, as well as “Part II, Item 1A, Risk Factors” in this quarterly report on Form 10-Q, for a discussion of such factors and certain risks and uncertainties to which the Corporation is subject.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31, 2013	December 31, 2012
	(In thousands, except for share information)
ASSETS
Cash and due from banks	$545,719	$730,016

Money market investments:
Time deposits with other financial institutions	300	505
Other short-term investments	216,328	216,330

Total money market investments	216,628	216,835

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	1,063,104	1,070,968
Other investment securities	988,191	660,109

Total investment securities available for sale	2,051,295	1,731,077

Other equity securities	32,892	38,757

Investment in unconsolidated entities	18,432	23,970

Loans, net of allowance for loan and lease losses of $342,531 (2012 - $435,414)	9,218,015	9,618,700
Loans held for sale, at lower of cost or market	275,771	85,394

Total loans, net	9,493,786	9,704,094

Premises and equipment, net	178,339	181,363
Other real estate owned	181,479	185,764
Accrued interest receivable on loans and investments	51,967	51,671
Other assets	235,339	236,194

Total assets	$13,005,876	$13,099,741

LIABILITIES
Non-interest-bearing deposits	$856,563	$837,387
Interest-bearing deposits	9,127,006	9,027,159

Total deposits	9,983,569	9,864,546
Securities sold under agreements to repurchase	900,000	900,000
Advances from the Federal Home Loan Bank (FHLB)	378,440	508,440
Other borrowings	231,959	231,959
Accounts payable and other liabilities	107,909	109,773

Total liabilities	11,601,877	11,614,718

STOCKHOLDERS’ EQUITY
Preferred stock, authorized, 50,000,000 shares:
Non-cumulative Perpetual Monthly Income Preferred Stock: issued - 22,004,000 shares, outstanding 2,521,872 shares, aggregate liquidation value of $63,047	63,047	63,047

Common stock, $0.10 par value, authorized, 2,000,000,000 shares; issued, 206,722,833 shares (2012 - 206,730,318 shares issued)	20,672	20,673
Less: Treasury stock (at par value)	(49)	(49)

Common stock outstanding, 206,227,980 shares outstanding (2012 - 206,235,465 shares outstanding)	20,623	20,624

Additional paid-in capital	885,974	885,754
Retained earnings	414,533	487,166
Accumulated other comprehensive income, net of tax expense of $7,749	19,822	28,432

Total stockholders’ equity	1,403,999	1,485,023

Total liabilities and stockholders’ equity	$13,005,876	$13,099,741

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF LOSS

(Unaudited)

	Quarter Ended
(In thousands, except per share information)	March 31, 2013	March 31, 2012
Interest income:
Loans	$148,643	$140,526
Investment securities	11,043	11,212
Money market investments	539	369

Total interest income	160,225	152,107

Interest expense:
Deposits	25,544	36,735
Securities sold under agreements to repurchase	6,417	8,090
Advances from FHLB	2,025	3,241
Notes payable and other borrowings	1,746	2,175

Total interest expense	35,732	50,241

Net interest income	124,493	101,866
Provision for loan and lease losses	111,123	36,197

Net interest income after provision for loan and lease losses	13,370	65,669

Non-interest income:
Service charges on deposit accounts	3,380	3,247
Mortgage banking activities	4,580	4,475
Net gain on sale of investments	—	26
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	—	—
Portion of other-than-temporary impairment losses recognized in other comprehensive income	(117)	(1,233)

Net impairment losses on available-for-sale debt securities	(117)	(1,233)
Equity in losses of unconsolidated entities	(5,538)	(6,236)
Insurance income	2,020	1,480
Other non-interest income	9,304	6,716

Total non-interest income	13,629	8,475

Non-interest expenses:
Employees’ compensation and benefits	33,554	31,611
Occupancy and equipment	15,070	15,676
Business promotion	3,357	2,547
Professional fees	9,920	5,179
Taxes, other than income taxes	2,989	3,416
Insurance and supervisory fees	12,806	13,008
Net loss on real estate owned (REO) and REO operations	7,310	3,443
Servicing and processing fees	5,448	2,160
Communications	1,814	1,721
Other non-interest expenses	5,742	6,432

Total non-interest expenses	98,010	85,193

Loss before income taxes	(71,011)	(11,049)
Income tax expense	(1,622)	(2,133)

Net loss	$(72,633)	$(13,182)

Net loss attributable to common stockholders	$(72,633)	$(13,182)

Net loss per common share:
Basic	$(0.35)	$(0.06)

Diluted	$(0.35)	$(0.06)

Dividends declared per common share	$—	$—

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Quarter Ended
(In thousands)	March 31, 2013	March 31, 2012
Net loss	$(72,633)	$(13,182)

Available-for-sale debt securities on which an other-than-temporary impairment has been recognized:
Subsequent unrealized gain on debt securities on which an other-than-temporary impairment has been recognized	843	931
Reclassification adjustment for other-than-temporary impairment on debt securities included in net income	117	1,233
All other unrealized gains and losses on available-for-sale securities:
All other unrealized holding losses arising during the period	(9,570)	(1,357)
Income tax benefit related to items of other comprehensive income	—	217

Other comprehensive (loss) income for the period, net of tax	(8,610)	1,024

Total comprehensive loss	$(81,243)	$(12,158)

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended
(In thousands)	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net loss	$(72,633)	$(13,182)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,002	6,440
Amortization and impairment of intangible assets	1,520	589
Provision for loan and lease losses	111,123	36,197
Deferred income tax expense	421	714
Stock-based compensation	219	—
Other-than-temporary impairments on investment securities	117	1,233
Equity in losses of unconsolidated entities	5,538	6,236
Derivative instruments and financial liabilities measured at fair value, gain	(295)	(456)
Loss on sale of premises and equipment and other assets	—	272
Net gain on sale of loans	(586)	(920)
Net amortization of premiums, discounts and deferred loan fees and costs	(1,364)	(886)
Originations and purchases of loans held for sale	(159,559)	(69,979)
Sales and repayments of loans held for sale	118,716	96,907
Amortization of broker placement fees	2,155	2,774
Net amortization of premium and discounts on investment securities	3,649	3,754
Increase (decrease) in accrued income tax payable	971	(1,787)
(Increase) decrease in accrued interest receivable	(296)	1,617
Decrease in accrued interest payable	(246)	(1,198)
Decrease in other assets	5,888	14,041
Increase in other liabilities	9,358	4,028

Net cash provided by operating activities	30,698	86,394

Cash flows from investing activities:
Principal collected on loans	643,168	592,965
Loans originated and purchased	(660,818)	(492,118)
Proceeds from sale of loans held for investment	130,296	5,225
Proceeds from sale of repossessed assets	14,640	26,784
Purchases of securities available for sale	(444,999)	(164,120)
Proceeds from principal repayments and maturities of securities available for sale	112,756	140,442
Additions to premises and equipment	(2,978)	(2,744)
Proceeds from sale of premises and equipments and other assets	—	1,008
Proceeds from securities litigation settlement and other proceeds	—	26
Decrease in other equity securities	5,865	—

Net cash (used in) provided by investing activities	(202,070)	107,468

Cash flows from financing activities:
Net increase (decrease) in deposits	116,868	(2,745)
Net FHLB advances paid	(130,000)	(14,000)
Repayments of medium-term notes	—	(6,515)
Proceeds from common stock sold	—	1,037

Net cash used in financing activities	(13,132)	(22,223)

Net (decrease) increase in cash and cash equivalents	(184,504)	171,639
Cash and cash equivalents at beginning of period	946,851	446,566

Cash and cash equivalents at end of period	$762,347	$618,205

Cash and cash equivalents include:
Cash and due from banks	$545,719	$380,065
Money market instruments	216,628	238,140

	$762,347	$618,205

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Quarter Ended
(In thousands)	March 31, 2013	March 31, 2012
Preferred Stock	$63,047	$63,047

Common Stock outstanding:
Balance at beginning of period	20,624	20,513
Common stock sold	—	29
Restricted stock grants	—	72
Restricted stock forfeited	(1)	—

Balance at end of period	20,623	20,614

Additional Paid-In-Capital:
Balance at beginning of period	885,754	884,002
Restricted stock grants	—	(72)
Restricted stock forfeited	1	—
Common stock sold	—	1,008
Stock-based compensation	219	—

Balance at end of period	885,974	884,938

Retained Earnings:
Balance at beginning of period	487,166	457,384
Net loss	(72,633)	(13,182)

Balance at end of period	414,533	444,202

Accumulated Other Comprehensive Income (Loss), net of tax:
Balance at beginning of period	28,432	19,198
Other comprehensive (loss) income, net of tax	(8,610)	1,024

Balance at end of period	19,822	20,222

Total stockholders’ equity	$1,403,999	$1,433,023

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Financial Statements (unaudited) of First BanCorp. (“the Corporation”) have been prepared in conformity with the accounting policies stated in the Corporation’s Audited Consolidated Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from these statements pursuant to the rules and regulations of the SEC and, accordingly, these financial statements should be read in conjunction with the Audited Consolidated Financial Statements of the Corporation for the year ended December 31, 2012, included in the Corporation’s 2012 Annual Report on Form 10-K. All adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the statement of financial position, results of operations and cash flows for the interim periods have been reflected. All significant intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the quarter ended March 31, 2013 are not necessarily indicative of the results to be expected for the entire year.

Adoption of new accounting requirements and recently issued but not yet effective accounting requirements

The Financial Accounting Standards Board (“FASB”) has issued the following accounting pronouncements and guidance relevant to the Corporation’s operations:

In December 2011, the FASB updated the Codification to enhance and require converged disclosures about financial and derivative instruments that are either offset on the balance sheet, or are subject to an enforceable master netting arrangement (or other similar arrangement). Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB updated the Codification to clarify the scope of the disclosure to include only derivatives, including bifurcated embedded derivatives, repurchase agreements, reverse repurchase agreements, and securities lending that are either offset or subject to an enforceable master netting agreement or similar agreement. The amendments in this Update are effective for interim and annual periods beginning on or after January 1, 2013. The Corporation adopted this guidance in 2013. Refer to Note 10 for required disclosures about offsetting assets and liabilities.

In February 2013, the FASB updated the Codification to improve the reporting of reclassifications out of accumulated other comprehensive income (“OCI”). The amendments in this Update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated OCI on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated OCI is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. The amendments in this Update are effective prospectively for reporting periods beginning after December 31, 2012. Early adoption is permitted. The Corporation adopted this guidance in 2013 with no effect on the Corporation’s financial condition or results of operations. The reclassifications out of accumulated other comprehensive income of the Corporation during the first quarters of 2013 and 2012 were related to credit losses on debt securities for which other-than-temporary impairment (“OTTI”) was previously recognized. The disclosure of such information, and required identification in the statement of income (loss), is already required by Accounting Standard Codification (ASC) 320-10-50.

NOTE 2 – EARNINGS PER COMMON SHARE

The calculations of earnings (losses) per common share for the quarters ended on March 31, 2013 and 2012 are as follows:

	Quarter Ended
	March 31, 2013	March 31, 2012
	(In thousands, except per share information)
Net Loss	$(72,633)	$(13,182)

Net loss attributable to common stockholders	$(72,633)	$(13,182)

Weighted-Average Shares:
Weighted-average common shares outstanding—basic and diluted	205,465	205,217

Loss per common share:
Basic	$(0.35)	$(0.06)

Diluted	$(0.35)	$(0.06)

Earnings (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares issued and outstanding. Net income (loss) attributable to common stockholders represents net income (loss) adjusted for preferred stock dividends, including dividends declared, cumulative dividends related to the current dividend period that have not been declared as of the end of the period, and the accretion of discount on preferred stock issuances, if any. Basic weighted average common shares outstanding exclude unvested shares of restricted stock.

Potential common shares consist of common stock issuable under the assumed exercise of stock options, unvested shares of restricted stock, and outstanding warrants using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from the exercise, in addition to the amount of compensation cost attributable to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options, unvested shares of restricted stock, and outstanding warrants that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share. For the quarters ended March 31, 2013 and 2012, there were 105,363 and 120,221 outstanding stock options, respectively; warrants outstanding to purchase 1,285,899 shares of common stock at the end of both quarters; and 763,022 and 719,500 unvested shares of restricted stock, respectively, which were excluded from the computation of diluted earnings per share because the Corporation reported a net loss attributable to common stockholders for each period and their inclusion would have an antidilutive effect.

NOTE 3 – STOCK-BASED COMPENSATION

Between 1997 and January 2007, the Corporation had the 1997 stock option plan that authorized the granting of up to 579,740 options on shares of the Corporation’s common stock to eligible employees. The options granted under the plan could not exceed 20% of the number of common shares outstanding and the maximum term to exercise the options is 10 years.

On January 21, 2007, the 1997 stock option plan expired; all outstanding awards granted under this plan continue in full force and effect, subject to their original terms. No awards for shares could be granted under the 1997 stock option plan as of its expiration.

The activity of stock options granted under the 1997 stock option plan for the quarter ended March 31, 2013 is set forth below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Beginning of year	113,158	$206.96
Options expired	(7,795)	192.20

End of period outstanding and exercisable	105,363	$208.06	2.8	$—

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

Under the Omnibus Plan, during the third quarter of 2012, 51,007 shares of restricted stock were awarded to the Corporation’s independent directors subject to a one year vesting period. In addition, late in the first quarter of 2012, the Corporation issued 719,500 shares of restricted stock that will vest based on the employees’ continued service with the Corporation. Fifty percent (50%) of those shares vest in two years from the grant date and the remaining 50% percent vest in three years from the grant date. Included in those 719,500 shares of restricted stock are 557,000 shares granted to certain senior executive officers consistent with the requirements of the Troubled Asset Relief Program (“TARP”) Interim Final Rule. Notwithstanding the vesting period mentioned above, the employees covered by TARP are restricted from transferring the shares. Specifically, the stock that has otherwise vested may not become transferable at any time earlier than as permitted under the schedule set forth by TARP, which is based on the repayment in 25% increments of the aggregate financial assistance received from the U.S. Department of Treasury (the “Treasury”).

The following table summarizes the restricted stock activity in 2013 under the Omnibus Plan for both executive officers covered by the TARP requirements and other employees as well as for the independent directors:

	Quarter Ended March 31, 2013
	Number of shares of restricted stock	Weighted-Average Grant Date Fair Value
Non-vested shares at beginning of year	770,507	$2.51
Forfeited	(7,485)	3.34

Non-vested shares at March 31, 2013	763,022	$2.51

For the quarter ended March 31, 2013, the Corporation recognized $0.2 million of stock-based compensation expense related to the restricted stock awards granted in 2012; no such expense was recognized in the first quarter of 2012. As of March 31, 2013, there was $1.0 million of total unrecognized compensation cost related to nonvested shares of restricted stock. That cost is expected to be recognized over the next 2 years. No shares of restricted stock were granted or vested during the quarter ended March 31, 2013.

The fair value of the shares of restricted stock granted in the first quarter of 2012 was based on the market price of the Corporation’s outstanding common stock on the date of the grant of $4.00. For the 557,000 shares of restricted stock granted under the TARP requirements, the market price was discounted due to post-vesting restrictions. For purposes of computing the discount, the Corporation assumed appreciation of 25% in the value of the common stock and a holding period by the Treasury of its outstanding common stock of the Corporation of three years, resulting in a fair value of $2.00 for restricted shares granted under the TARP requirements. Also, the Corporation uses empirical data to estimate employee termination; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.

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

NOTE 4 – INVESTMENT SECURITIES

Investment Securities Available for Sale

The amortized cost, non-credit loss component of OTTI recorded in OCI, gross unrealized gains and losses recorded in OCI, approximate fair value, weighted average yield and contractual maturities of investment securities available for sale as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013						December 31, 2012
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI	Gross Unrealized		Fair value	Weighted average yield%	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI	Gross Unrealized		Fair value	Weighted average yield%
			gains	losses					gains	losses
	(Dollars in thousands)
U.S. Treasury securities:
Due within one year	$7,500	$—	$—	$—	$7,500	0.17	$7,497	$—	$2	$—	$7,499	0.17
Obligations of U.S. government-sponsored agencies:
After 1 to 5 years	50,000	—	179	—	50,179	1.05	25,650	—	7	—	25,657	0.35
After 5 to 10 years	214,309	—	—	1,140	213,169	1.31	214,323	—	8	415	213,916	1.31
Puerto Rico government obligations:
After 1 to 5 years	10,000	—	—	69	9,931	3.50	10,000	—	—	—	10,000	3.50
After 5 to 10 years	39,761	—	—	1,352	38,409	4.49	39,753	—	—	553	39,200	4.49
After 10 years	21,141	—	534	1,362	20,313	5.78	21,099	—	948	47	22,000	5.78

United States and Puerto Rico government obligations:	342,711	—	713	3,923	339,501	1.96	318,322	—	965	1,015	318,272	1.97

Mortgage-backed securities:
FHLMC certificates:
Due within one year	—	—	—	—	—	—	63	—	—	—	63	3.34
After 10 years	248,154	—	2,945	59	251,040	2.14	125,747	—	3,430	—	129,177	2.13

	248,154	—	2,945	59	251,040	2.14	125,810	—	3,430	—	129,240	2.13

GNMA certificates:
After 1 to 5 years	126	—	6	—	132	3.56	143	—	7	—	150	3.57
After 5 to 10 years	672	—	46	—	718	2.91	479	—	37	—	516	3.52
After 10 years	517,897	—	36,815	—	554,712	3.83	564,376	—	39,630	—	604,006	3.98

	518,695	—	36,867	—	555,562	3.83	564,998	—	39,674	—	604,672	3.98

FNMA certificates:
Due within one year	—	—	—	—	—	—	119	—	—	—	119	2.93
After 1 to 5 years	1,977	—	130	—	2,107	4.90	2,270	—	149	—	2,419	4.88
After 5 to 10 years	9,896	—	760	—	10,656	3.99	10,963	—	874	—	11,837	3.91
After 10 years	836,009	—	8,127	414	843,722	2.32	602,623	—	10,638	—	613,261	2.49

	847,882	—	9,017	414	856,485	2.35	615,975	—	11,661	—	627,636	2.52

Collateralized mortgage obligations issued or guaranteed by the FHLMC:
After 5 to 10 years	236	—	—	1	235	3.01	301	—	—	1	300	3.01

Other mortgage pass-through trust certificates:
Over 5 to 10 years	140	—	1	—	141	7.27	143	—	1	—	144	7.27
After 10 years	65,828	17,527	—	—	48,301	2.29	69,269	18,487	—	—	50,782	2.29

	65,968	17,527	1	—	48,442	2.29	69,412	18,487	1	—	50,926	2.29

Total mortgage-backed securities	1,680,935	17,527	48,830	474	1,711,764	2.77	1,376,496	18,487	54,766	1	1,412,774	3.07

Equity securities (without contractual maturity) (1)	77	—	—	47	30	—	77	—	—	46	31	—

Total investment securities available for sale	$2,023,723	$17,527	$49,543	$4,444	$2,051,295	2.63	$1,694,895	$18,487	$55,731	$1,062	$1,731,077	2.87

(1)	Represents common shares of another financial institution in Puerto Rico.

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

The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2013 and December 31, 2012. It also includes debt securities for which an OTTI was recognized and only the amount related to a credit loss was recognized in earnings. Unrealized losses for which OTTI had been recognized have been reduced by any subsequent recoveries in fair value.

	As of March 31, 2013
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Debt securities:
Puerto Rico government obligations	$64,067	$2,783	$—	$—	$64,067	$2,783
US government agencies obligations	213,169	1,140	—	—	213,169	1,140
Mortgage-backed securities:
FNMA	147,372	414	—	—	147,372	414
FHLMC	11,311	59	—	—	11,311	59
Collateralized mortgage obligations issued or guaranteed by FHLMC	235	1	—	—	235	1
Other mortgage pass-through trust certificates	—	—	48,301	17,527	48,301	17,527
Corporate bonds
Equity securities	30	47	—	—	30	47

	$436,184	$4,444	$48,301	$17,527	$484,485	$21,971

	As of December 31, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Debt securities:
Puerto Rico government obligations	$41,243	$600	$—	$—	$41,243	$600
US government agencies obligations	183,709	415	—	—	183,709	415
Mortgage-backed securities:
Collateralized mortgage obligations issued or guaranteed by FHLMC	300	1	—	—	300	1
Other mortgage pass-through trust certificates	—	—	50,782	18,487	50,782	18,487
Equity securities	31	46	—	—	31	46

	$225,283	$1,062	$50,782	$18,487	$276,065	$19,549

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

Debt securities issued by U.S. government agencies, government-sponsored entities and the U.S. Treasury accounted for approximately 94% of the total available-for-sale portfolio as of March 31, 2013 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government. The Corporation’s assessment was concentrated mainly on private label mortgage-backed securities with an amortized cost of $65.8 million for which credit losses are evaluated on a quarterly basis. The Corporation considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

The Corporation recorded OTTI losses on available-for-sale debt securities as follows:

	Private Label MBS
	Quarter ended March 31,
	2013	2012
(In thousands)
Total other-than-temporary impairment losses	$—	$—
Portion of other-than-temporary impairment losses recognized in OCI	(117)	(1,233)

Net impairment losses recognized in earnings	$(117)	$(1,233)

The following table summarizes the roll-forward of credit losses on debt securities held by the Corporation for which a portion of an OTTI is recognized in OCI:

	Quarter ended March 31,
	2013	2012
(In thousands)
Credit losses at the beginning of the period	$5,272	$3,823
Additions:
Credit losses on debt securities for which an OTTI was previously recognized	117	1,233

Ending balance of credit losses on debt securities held for which a portion of an OTTI was recognized in OCI	$5,389	$5,056

During the first quarter of 2013, the $0.1 million credit related impairment loss was related to private label MBS, which are collateralized by fixed-rate mortgages on single-family, residential properties in the United States. The interest rate on these private-label MBS is variable, tied to 3-month LIBOR and limited to the weighted-average coupon of the underlying collateral. The underlying mortgages are fixed-rate single-family loans with original high FICO scores (over 700) and moderate original loan-to-value ratios (under 80%), as well as moderate delinquency levels.

Based on the expected cash flows derived from the model, and since the Corporation does not have the intention to sell the securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs, only the credit loss component was reflected in earnings. Significant assumptions in the valuation of the private label MBS were as follows:

	March 31, 2013		December 31, 2012
	Weighted Average	Range	Weighted Average	Range
Discount rate	14.5%	14.5%	14.5%	14.5%
Prepayment rate	33%	20.82% - 100%	32%	21.85%-69.97%
Projected Cumulative Loss Rate	7%	0.73% - 40.68%	8%	0.73%-38.79%

No OTTI losses on equity securities held in the available-for-sale investment portfolio were recognized for the quarters ended March 31, 2013 or March 31, 2012.

As of March 31, 2013, the Corporation held approximately $68.7 million of Puerto Rico government obligations. The Commonwealth of Puerto Rico credit rating was downgraded by Moody’s Investor Service (“Moody’s”) in December 2012 to Baa3 with a negative outlook, with various factors noted, including the lack of clear growth catalysts, the fiscal budget deficits, and financial condition of the public sector employee pension plans, which are significantly underfunded. In addition, in March 2013, Standard & Poor’s (“S&P”) downgraded the Commonwealth of Puerto Rico rating to BBB-, one step from junk status, with a negative outlook. S&P based the decision on the result of an estimated fiscal 2013 budget gap, which S&P views as significantly larger than originally budgeted. These downgrades could have an adverse impact on economic conditions, but its ultimate impact is unpredictable and may not be immediately apparent.

NOTE 5 – OTHER EQUITY SECURITIES

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

As of March 31, 2013 and December 31, 2012, the Corporation had investments in FHLB stock with a book value of $31.6 million and $37.5 million, respectively. The net realizable value is a reasonable proxy for the fair value of these instruments. Dividend income from FHLB stock for each of the quarters ended March 31, 2013 and March 31, 2012 was $0.4 million.

The shares of FHLB stock owned by the Corporation are issued by the FHLB of New York and by the FHLB of Atlanta. Both Banks are part of the Federal Home Loan Bank System, a national wholesale banking network of 12 regional, stockholder-owned congressionally chartered banks. The Federal Home Loan Banks are all privately capitalized and operated by their member stockholders. The system is supervised by the Federal Housing Finance Agency, which ensures that the Home Loan Banks operate in a financially safe and sound manner, remain adequately capitalized and able to raise funds in the capital markets, and carry out their housing finance mission.

The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities as of March 31, 2013 and December 31, 2012 was $1.3 million.

NOTE 6 – LOANS HELD FOR INVESTMENT

The following provides information about the loan portfolio held for investment:

	March 31, 2013	December 31, 2012
	(In thousands)
Residential mortgage loans, mainly secured by first mortgages	$2,714,083	$2,747,217

Commercial loans:
Construction loans	222,762	361,875
Commercial mortgage loans	1,671,269	1,883,798
Commercial and Industrial loans	2,680,133	2,793,157
Loans to local financial institutions collateralized by real estate mortgages	252,238	255,390

Commercial loans	4,826,402	5,294,220

Finance leases	238,587	236,926

Consumer loans	1,781,474	1,775,751

Loans held for investment	9,560,546	10,054,114
Allowance for loan and lease losses	(342,531)	(435,414)

Loans held for investment, net (1)	$9,218,015	$9,618,700

(1)	During the first quarter of 2013, the Corporation completed a bulk sale of assets including adversely classified loans with a book value of $211.4 million (before allowance for loan losses) and, in addition, transferred $181.6 million of non-performing loans to held for sale as further discussed below.

Loans held for investment on which accrual of interest income had been discontinued were as follows:

(In thousands)	March 31, 2013	December 31, 2012
Non-performing loans:
Residential mortgage	$311,495	$313,626
Commercial mortgage	136,708	214,780
Commercial and Industrial	141,045	230,090
Construction	59,810	178,190
Consumer:
Auto loans	16,929	19,210
Finance leases	2,656	3,182
Other consumer loans	14,067	16,483

Total non-performing loans held for investment (1) (2)	$682,710	$975,561

(1)	As of March 31, 2013 and December 31, 2012, excludes $148.0 million and $2.2 million, respectively, in non-performing loans held for sale.
(2)	Amount excludes PCI loans with a carrying value of approximately $9.2 million and $10.6 million as of March 31, 2013 and December 31, 2012, respectively, acquired as part of the credit cards portfolio purchased in the second quarter of 2012.

The Corporation’s aging of the loans held for investment portfolio is as follows:

As of March 31, 2013	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)	Total Past Due (4)	Purchased Credit- Impaired Loans (4)	Current	Total loans held for investment	90 days past due and still accruing (5)
(In thousands)
Residential mortgage:
FHA/VA and other government-guaranteed loans (2) (3) (5)	$—	$11,331	$85,062	$96,393	$—	$99,637	$196,030	$85,062
Other residential mortgage loans (3)	—	97,688	321,386	419,074	—	2,098,979	2,518,053	9,891
Commercial:
Commercial and Industrial loans	19,044	4,762	160,368	184,174	—	2,748,197	2,932,371	19,323
Commercial mortgage loans (3)	—	4,855	143,404	148,259	—	1,523,010	1,671,269	6,696
Construction loans (3)	—	1,066	59,970	61,036	—	161,726	222,762	160
Consumer:
Auto loans	70,962	18,448	16,929	106,339	—	941,626	1,047,965	—
Finance leases	9,962	3,167	2,656	15,785	—	222,802	238,587	—
Other consumer loans	13,915	8,361	18,319	40,595	9,224	683,690	733,509	4,252

Total loans held for investment	$113,883	$149,678	$808,094	$1,071,655	$9,224	$8,479,667	$9,560,546	$125,384

(1)	Includes non-performing loans and accruing loans which are contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges fees until charged-off at 180 days.
(2)	As of March 31, 2013, includes $5.8 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.
(3)	According to the Corporation’s delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears two or more monthly payments. FHA/VA government guaranteed loans, other residential mortgage loans, commercial mortgage loans and construction loans past due 30-59 days amounted to $23.1 million, $210.4 million, $103.4 million and $12.3 million, respectively.
(4)	Purchased credit-impaired loans are excluded from delinquency and non-performing statistics as further discussed below.
(5)	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $36.4 million of residential mortgage loans insured by FHA or guaranteed by the VA, which are over 18 months delinquent, that are no longer accruing interest as of March 31, 2013.

As of December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)	Total Past Due (4)	Purchased Credit- Impaired Loans (4)	Current	Total loans held for investment	90 days past due and still accruing
(In thousands)
Residential mortgage:
FHA/VA and other government-guaranteed loans (2) (3) (5)	$—	$10,592	$93,298	$103,890	$—	$104,723	$208,613	$93,298
Other residential mortgage loans (3)	—	83,807	324,965	408,772	—	2,129,832	2,538,604	11,339
Commercial:
Commercial and Industrial loans	22,323	8,952	258,989	290,264	—	2,758,283	3,048,547	28,899
Commercial mortgage loans (3)	—	6,367	218,379	224,746	—	1,659,052	1,883,798	3,599
Construction loans (3)	—	843	178,876	179,719	—	182,156	361,875	686
Consumer:
Auto loans	64,991	15,446	19,210	99,647	—	926,579	1,026,226	—
Finance leases	10,938	2,682	3,182	16,802	—	220,124	236,926	—
Other consumer loans	12,268	6,850	20,674	39,792	10,602	699,131	749,525	4,191

Total loans held for investment	$110,520	$135,539	$1,117,573	$1,363,632	$10,602	$8,679,880	$10,054,114	$142,012

(1)	Includes non-performing loans and accruing loans which are contractually delinquent 90 days or more (i.e. FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges and fees until charged-off at 180 days.
(2)	As of December 31, 2012, includes $14.8 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.
(3)	According to the Corporation’s delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears two or more monthly payments. FHA/VA government guaranteed loans, other residential mortgage loans, commercial mortgage loans, and construction loans past due 30-59 days amounted to $22.2 million, $186.3 million, $164.9 million, and $21.1 million, respectively.
(4)	Purchased credit-impaired loans are excluded from delinquency and non-performing statistics as further discussed below.
(5)	It is the Corporation’s policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $35.3 million of residential mortgage loans insured by the FHA or guaranteed by the VA, which are over 18 months delinquent, that are no longer accruing interest as of December 31, 2012.

The Corporation’s credit quality indicators by loan type as of March 31, 2013 and December 31, 2012 are summarized below:

	Commercial Credit Exposure-Credit risk Profile Based on Creditworthiness category:
	Substandard	Doubtful	Loss	Total Adversely Classified (1)(2)	Total Portfolio
	(In thousands)
March 31, 2013
Commercial mortgage	$275,833	$12,283	$—	$288,116	$1,671,269
Construction	83,906	9,401	—	93,307	222,762
Commercial and Industrial	269,113	17,032	952	287,097	2,932,371

	Commercial Credit Exposure-Credit risk Profile Based on Creditworthiness category:
	Substandard	Doubtful	Loss	Total Adversely Classified (1)(2)	Total Portfolio
	(In thousands)
December 31, 2012
Commercial mortgage	$401,597	$6,867	$—	$408,464	$1,883,798
Construction	184,977	14,556	605	200,138	361,875
Commercial and Industrial	372,100	30,651	1,143	403,894	3,048,547

(1)	During the first quarter of 2013, the Corporation completed a bulk sale of assets including adversely classified loans with a book value of $211.4 million (before allowance for loan losses) and, in addition, transferred $181.6 million of non-performing loans to held for sale as further discussed below.
(2)	Excludes $148 million ($90.9 million commercial mortgage; $57.1 million construction) and $2.2 million ($1.1 million commercial mortgage; $1.1 million commercial and industrial) as of March 31, 2013 and December 31, 2012, respectively, of adversely classified loans held for sale.

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

	Consumer Credit Exposure-Credit risk Profile based on payment activity
	Residential Real-Estate		Consumer
	FHA/VA/ Guaranteed (1)	Other residential loans	Auto	Finance Leases	Other Consumer
	(In thousands)
March 31, 2013
Performing	$196,030	$2,206,558	$1,031,036	$235,931	$710,218
Purchased Credit-Impaired	—	—	—	—	9,224
Non-performing	—	311,495	16,929	2,656	14,067

Total	$196,030	$2,518,053	$1,047,965	$238,587	$733,509

(1)	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as past due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $36.4 million of residential mortgage loans insured by FHA or guaranteed by the VA, which are over 18 months delinquent, that are no longer accruing interest as of March 31, 2013.

	Consumer Credit Exposure-Credit risk Profile based on payment activity
	Residential Real-Estate		Consumer
	FHA/VA/ Guaranteed (1)	Other residential loans	Auto	Finance Leases	Other Consumer
	(In thousands)
December 31, 2012
Performing	$208,613	$2,224,978	$1,007,016	$233,744	$722,440
Purchased Credit-Impaired	—	—	—	—	10,602
Non-performing	—	313,626	19,210	3,182	16,483

Total	$208,613	$2,538,604	$1,026,226	$236,926	$749,525

(1)	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as past due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $35.3 million of residential mortgage loans insured by FHA or guaranteed by the VA, which are over 18 months delinquent, that are no longer accruing interest as of December 31, 2012.

The following tables present information about impaired loans excluding purchased credit-impaired loans, which are reported separately as discussed below:

Impaired Loans

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance	Average Recorded Investment	Interest Income Recognized Accrual Basis	Interest Income Recognized Cash Basis
As of March 31, 2013
With no related allowance recorded:
FHA/VA-Guaranteed loans	$—	$—	$—	$—	$—	$—
Other residential mortgage loans	142,984	172,611	—	147,913	1,414	244
Commercial:
Commercial mortgage loans	30,729	33,071	—	30,884	158	43
Commercial and Industrial Loans	33,322	41,387	—	34,290	38	—
Construction Loans	19,663	22,215	—	19,664	7	12
Consumer:
Auto loans	—	—	—	—	—	—
Finance leases	—	—	—	—	—	—
Other consumer loans	3,423	4,516	—	3,019	18	11

	$230,121	$273,800	$—	$235,770	$1,635	$310

With an allowance recorded:
FHA/VA-Guaranteed loans	$—	$—	$—	$—	$—	$—
Other residential mortgage loans	436,321	476,851	47,495	438,608	3,288	519
Commercial:
Commercial mortgage loans	172,771	182,857	36,134	173,825	414	565
Commercial and Industrial Loans	189,492	270,486	35,383	207,379	656	79
Construction Loans	48,364	54,996	21,689	49,930	256	111
Consumer:
Auto loans	12,261	12,261	1,490	11,090	201	—
Finance leases	2,103	2,103	63	1,987	52	—
Other consumer loans	8,832	9,103	1,774	8,912	318	11

	$870,144	$1,008,657	$144,028	$891,731	$5,185	$1,285

Total:
FHA/VA-Guaranteed loans	$—	$—	$—	$—	$—	$—
Other residential mortage loans	579,305	649,462	47,495	586,521	4,702	763
Commercial:
Commercial mortgage loans	203,500	215,928	36,134	204,709	572	608
Commercial and Industrial Loans	222,814	311,873	35,383	241,669	694	79
Construction Loans	68,027	77,211	21,689	69,594	263	123
Consumer:
Auto loans	12,261	12,261	1,490	11,090	201	—
Finance leases	2,103	2,103	63	1,987	52	—
Other consumer loans	12,255	13,619	1,774	11,931	336	22

	$1,100,265	$1,282,457	$144,028	$1,127,501	$6,820	$1,595

(In thousands)

	Recorded Investments	Unpaid Principal Balance	Related Specific Allowance	Recorded Investment
As of March 31, 2012
With no related allowance recorded:
FHA/VA-Guaranteed loans	$—	$—	$—	$—
Other residential mortgage loans	122,056	130,306	—	148,125
Commercial:
Commercial mortgage loans	44,495	54,753	—	45,420
Commercial and Industrial Loans	35,673	41,637	—	22,780
Construction Loans	21,179	44,797	—	35,379
Consumer:
Auto loans	—	—	—	—
Finance leases	—	—	—	—
Other consumer loans	2,615	3,570	—	2,443

	$226,018	$275,063	$—	$254,147

With an allowance recorded:
FHA/VA-Guaranteed loans	$—	$—	$—	$—
Other residential mortgage loans	462,663	518,446	47,171	447,491
Commercial:
Commercial mortgage loans	310,030	330,117	50,959	316,535
Commercial and Industrial Loans	284,357	363,012	80,167	239,757
Construction Loans	159,504	275,398	39,572	154,680
Consumer:
Auto loans	11,432	11,432	1,456	11,090
Finance leases	2,019	2,019	78	1,987
Other consumer loans	9,271	10,047	2,346	8,912

	$1,239,276	$1,510,471	$221,749	$1,180,452

Total:
FHA/VA-Guaranteed loans	$—	$—	$—	$—
Other residential mortgage loans	584,719	648,752	47,171	595,616
Commercial:
Commercial mortgage loans	354,525	384,870	50,959	361,955
Commercial and Industrial Loans	320,030	404,649	80,167	262,537
Construction Loans	180,683	320,195	39,572	190,059
Consumer:
Auto loans	11,432	11,432	1,456	11,090
Finance leases	2,019	2,019	78	1,987
Other consumer loans	11,886	13,617	2,346	11,355

	$1,465,294	$1,785,534	$221,749	$1,434,599

Interest income of approximately $8.6 million was recognized on impaired loans for the first quarter of 2012.

The following table show the activity for impaired loans and the related specific reserve during the first quarter of 2013:

Quarter March 31, 2013
Impaired Loans:	(In thousands)
Balance at beginning of period	$1,465,294
Loans determined impaired during the period	94,568
Net charge-offs	(176,367)
Loans sold, net of charge-offs	(89,653)
Increases to impaired loans-additional disbursments	5,257
Transfer of loans to held for sale, net of charges-offs	(147,100)
Foreclosures	(12,165)
Loans no longer considered impaired	(16,149)
Paid in full or partial payments	(23,420)

Balance at end of period	$1,100,265

Quarter ended March 31, 2013
Specific Reserve:	(In thousands)
Balance at beginning of period	$221,749
Provision for loan losses	98,646
Net charge-offs	(176,367)

Balance at end of period	$144,028

Acquired loans including PCI Loans

On May 30, 2012, the Corporation reentered the credit card business with the acquisition of an approximate $406 million portfolio of FirstBank-branded credit card loans from FIA Card Services (“FIA”). These loans were recorded on the Consolidated Statement of Financial Condition at estimated fair value on the acquisition date of $368.9 million. The Corporation concluded that a portion of these acquired loans were PCI loans. PCI loans are acquired loans with evidence of credit quality deterioration since origination for which it is probable at the date of purchase that the Corporation will be unable to collect all contractually required payments. The loans that the Corporation concluded were credit impaired had a contractual outstanding unpaid principal and interest balance at acquisition of $34.6 million and an estimated fair value of $15.7 million. Given that the initial fair value of these loans included an estimate of credit losses expected to be realized over the remaining lives of the loans, the Corporation’s subsequent accounting for PCI loans differs from the accounting for non–PCI loans; therefore, the Corporation separately tracks and reports PCI loans and excludes these loans from delinquency and nonperforming loan statistics.

Initial Fair Value and Accretable Yield of PCI Loans

At acquisition, the Corporation estimated the cash flows the Corporation expected to collect on credit card loans acquired with a deteriorated credit quality. Under the accounting guidance for PCI loans, the difference between the contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. This difference is neither accreted into income nor recorded on the Corporation’s Consolidated Statement of Financial Condition. The excess of cash flows expected to be collected over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loans, using the effective-yield method. The table below displays the contractually required principal and interest, cash flows expected to be collected and the fair value at acquisition related to PCI the loans the Corporation acquired. The table also displays the nonaccretable difference and the accretable yield at acquisition.

At acquisition
Purchased Credit- Impaired Loans
(In thousands)
Contractually outstanding principal and interest at acquisition	$34,577
Less: Nonaccretable difference	(15,408)

Cash flows expected to be collected at acquisition	19,169
Less: Accretable yield	(3,451)

Fair value of loans acquired	$15,718

Outstanding balance and Carrying value of PCI loans

The table below presents the outstanding contractual principal balance and carrying value of the PCI loans as of March 31, 2013:

(In thousands)	Purchased Credit- Impaired Loans
Contractual balance	$27,062
Carrying value	9,224

Changes in accretable yield of acquired loans

Subsequent to acquisition, the Corporation is required to periodically evaluate its estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and nonaccretable difference or reclassifications from nonaccretable yield to accretable. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows due to further credit deterioration will generally result in an impairment charge recognized in the Corporation’s provision for loan and lease losses, resulting in an increase to the allowance for loan losses. During the first quarter of 2013, the Corporation did not record charges to the provision for loan losses related to PCI loans.

The following table presents changes in the accretable yield related to the PCI loans acquired from FIA:

PCI Loans
(In thousands)
Accretable yield at acquisition	$3,451
Accretion recognized in earnings	(1,280)

Accretable yield as of December 31, 2012	2,171
Reclassification to nonaccretable	(1,352)
Accretion recognized in earnings	(462)

Accretable yield as of March 31, 2013	$357

The Corporation purchased during the first quarter of 2013, $57.5 million of residential mortgage loans consistent with a strategic program established by the Corporation in 2005 to purchase ongoing residential mortgage loan production from mortgage bankers in Puerto Rico. Generally, the loans purchased from mortgage bankers were conforming residential mortgage loans. Purchases of conforming residential mortgage loans provide the Corporation the flexibility to retain or sell the loans, including through securitization transactions depending upon whether the Corporation wants to retain high-yielding loans and improve net interest margins or generate profits by selling loans. When the Corporation sells such loans, it generally keeps the servicing of the loans.

In the ordinary course of business, the Corporation sells residential mortgage loans (originated or purchased) to the Government National Mortgage Association (“GNMA”) and government-sponsored entities (“GSEs”). GNMA and GSEs, such as Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”), generally securitize the transferred loans into mortgage-backed securities for sale into the secondary market. The Corporation sold approximately $59.6 million of performing residential mortgage loans in the secondary market to FNMA and FHLMC during the first quarter of 2013. Also, the Corporation securitized $69.9 million of FHA/VA mortgage loans into GNMA mortgage-backed securities during the first quarter of 2013. The Corporation’s continuing involvement in these loan sales consists primarily of servicing the loans. In addition, the Corporation agreed to repurchase loans when it breaches any of the representations and warranties included in the sale agreement. These representations and warranties are consistent with the GSEs’ selling and servicing guidelines (i.e., ensuring that the mortgage was properly underwritten according to established guidelines).

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

During the first quarter of 2013, the Corporation repurchased pursuant to its repurchase option with GNMA $14.3 million of loans previously sold to GNMA. The principal balance of these loans is fully guaranteed and the risk of loss related to repurchases is generally limited to the difference between the delinquent interest payment advanced to GNMA computed at the loan’s interest rate and the interest payments reimbursed by FHA, which are computed at a pre-determined debenture rate. Repurchases of GNMA loans allow the Corporation, among other things, to maintain acceptable delinquency rates on outstanding GNMA pools and remain as a seller and servicer in good standing with GNMA. The Corporation generally remediates any breach of representations and warranties related to the underwriting of such loans according to established GNMA guidelines without incurring losses. The Corporation does not maintain a liability for estimated losses as a result of breaches in representations and warranties.

Loan sales to FNMA and FHLMC are without recourse in relation to the future performance of the loans. The Corporation repurchased at par loans previously sold to FNMA and FHLMC in the amount of $0.6 million during the first quarter of 2013. The Corporation’s risk of loss with respect to these loans is also minimal as these repurchased loans are generally performing loans with documentation deficiencies. The amount of loan repurchases over the last three years represents less than 2% of total sales of loans to FNMA and FHLMC and subsequent losses are estimated to have been less than $0.3 million. As a consequence, the Corporation does not maintain a liability for estimated losses on loans expected to be repurchased as a result of breaches in loan and servicer representations and warranties.

Bulk Sale of Assets and Transfer of Loans to Held For Sale

During the first quarter of 2013, the Corporation entered into three separate agreements to sell classified and non-performing loans. On March 28, 2013, the Corporation completed the sale of adversely classified loans with a book value of $211.4 million ($100.1 million of commercial and industrial loans, $68.8 million of commercial mortgage loans, $41.3 million of construction loans, and $1.2 million of residential mortgage loans), and $6.3 million of other real estate owned (“OREO”) properties in a cash transaction. Included in the bulk sale was $185.0 million of non-performing assets. The sales price of this bulk sale was $120.2 million, or 55% of the book value before reserves, for the $217.7 million of loans and OREO and $1.3 million of other related receivables. Approximately $39.9 million of reserves had already been allocated to the loans. This transaction resulted in total charge-offs of $98.5 million and an incremental loss of $58.9 million, reflected in the provision for loan and lease losses for the first quarter of 2013. In addition, the Corporation recorded $3.9 million of professional fees specifically related to the bulk sale of assets. This transaction resulted in a total loss of $62.8 million.

The other two agreements consist of a Letter of Intent and a Definitive Agreement entered into during the first quarter of 2013 for the sale of non-performing loans with an aggregate book value of $101.4 million. These two transactions are expected to close in 2013 and the loans were reclassified to held for sale in the first quarter of 2013. The recorded investment in these loans was written down to $80.8 million, which resulted in charge-offs of $20.4 million and an incremental net loss of $5.2 million reflected in the provision for loan and lease losses for the first quarter of 2013. The Corporation’s primary goal with respect to these sales is to accelerate the disposition of non-performing assets. In addition, the Corporation reclassified an additional $80.2 million of commercial mortgage and construction non-performing loans to held for sale. The transfer of these additional loans to held for sale resulted in charge-offs of $15.5 million.

Loan Portfolio Concentration

The Corporation’s primary lending area is Puerto Rico. The Corporation’s banking subsidiary, First Bank, also lends in the USVI and BVI markets and in the United States (principally in the state of Florida). Of the total gross loans of $9.8 billion as of March 31, 2013, approximately 85% have credit risk concentration in Puerto Rico, 8% in the United States, and 7% in the USVI and BVI.

As of March 31, 2013, the Corporation had $175.9 million outstanding in credit facilities granted to the Puerto Rico government and/or its political subdivisions, up from $158.4 million as of December 31, 2012, and $39.3 million granted to the government of the Virgin Islands, up from $35.5 million as of December 31, 2012. A substantial portion of these credit facilities consists of loans to municipalities in Puerto Rico for which the good faith, credit, and unlimited taxing power of the applicable municipality have been pledged to their repayment. Another portion of these obligations consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power and water utilities. Public corporations have varying degrees of independence from the central government and many receive appropriations or other payments from it.

In addition to loans extended to government entities, the largest loan to one borrower as of March 31, 2013 in the amount of $252.2 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual real-estate loans, mostly 1-4 residential mortgage loans.

Troubled Debt Restructurings

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans in the U.S. mainland fit the definition of TDRs. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of March 31, 2013, the Corporation’s total TDR loans of $713.1 million consisted of $412.8 million of residential mortgage loans, $113.0 million of commercial and industrial loans, $141.7 million of commercial mortgage loans, $21.2 million of construction loans, and $24.5 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $0.6 million as of March 31, 2013.

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

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a three to six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDR regardless of whether the borrower enters into a permanent modification. As of March 31, 2013, we classified an additional $3.8 million of residential mortgage loans as TDRs that were participating in or had been offered a trial modification.

For the commercial real estate, commercial and industrial, and the construction portfolios, at the time of the restructuring, the Corporation determines, on a loan-by-loan basis, whether a concession was granted for economic or legal reasons related to the borrower’s financial difficulty. Concessions granted for commercial loans could include: reductions in interest rates to rates that are considered below market; extension of repayment schedules and maturity dates beyond original contractual terms; waivers of borrower covenants; forgiveness of principal or interest; or other contract changes that would be considered a concession. The Corporation mitigates loan defaults for its commercial loan portfolios through its collections function. The function’s objective is to minimize both early stage delinquencies and losses upon default of commercial loans. In the case of commercial and industrial, commercial mortgage and construction loan portfolios, the Special Asset Group (“SAG”) focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of OREO. In addition to the management of the resolution process for problem loans, the SAG oversees collection efforts for all loans to prevent migration to the non-performing and/or adversely classified status. The SAG utilizes relationship officers, collection specialists, and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary. The SAG utilizes its collections infrastructure of workout collection officers, credit work-out specialists, in-house legal counsel, and third-party consultants. In the case of residential construction projects and large commercial loans, the function also utilizes third-party specialized consultants to monitor the residential and commercial construction projects in terms of construction, marketing and sales, and assists with the restructuring of large commercial loans. In addition, the Corporation extends, renews, and restructures loans with satisfactory credit profiles. Many commercial loan facilities are structured as lines of credit, which are mainly one year in term and therefore are required to be renewed annually. Other facilities may be restructured or extended from time to time based upon changes in the borrower’s business needs, use of funds, timing of completion of projects, and other factors. If the borrower is not deemed to have financial difficulties, extensions, renewals, and restructurings are done in the normal course of business and not considered concessions, and the loans continue to be recorded as performing.

Selected information on TDRs that includes the recorded investment by loan class and modification type is summarized in the following tables. This information reflects all TDRs:

	March 31, 2013
(In Thousands)	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Other (1)	Total
Troubled Debt Restructurings:
Non - FHA/VA Residential Mortgage loans	$23,871	$7,175	$331,878	$—	$49,839	$412,763
Commercial Mortgage Loans	41,828	13,127	79,654	—	7,089	141,698
Commercial and Industrial Loans	23,479	8,665	14,263	7,740	58,827	112,974
Construction Loans	6,707	4,336	9,087	—	1,075	21,205
Consumer Loans - Auto	—	929	7,900	—	3,432	12,261
Finance Leases	—	1,374	729	—	—	2,103
Consumer Loans - Other	380	401	7,280	—	2,072	10,133

Total Troubled Debt Restructurings(2)	$96,265	$36,007	$450,791	$7,740	$122,334	$713,137

(1)	Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation or a combination of the concessions listed in the table.
(2)	Included in the bulk sale of assets completed during the first quarter of 2013 was $102.2 million of TDRs and the transfer of loans to held for sale included TDRs with a book value of $158.4 million at the time of the transfer. The carrying value of the TDRs transferred to held for sale amounted to $131.6 million as of March 31, 2013.

	December 31, 2012
(In Thousands)	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance agreement (1)	Other (2)	Total
Troubled Debt Restructurings:
Non - FHA/VA Residential Mortgage loans	$21,288	$4,178	$338,731	$—	$—	$47,687	$411,884
Commercial Mortgage Loans	103,203	15,578	105,695	46,855	—	16,332	287,663
Commercial and Industrial Loans	28,761	15,567	26,054	11,951	9,492	41,244	133,069
Construction Loans	6,441	4,195	9,160	—	61,898	4,499	86,193
Consumer Loans - Auto	—	1,012	7,452	—	—	2,968	11,432
Finance Leases	—	1,512	507	—	—	—	2,019
Consumer Loans - Other	451	438	6,472	—	—	2,109	9,470

Total Troubled Debt Restructurings	$160,144	$42,480	$494,071	$58,806	$71,390	$114,839	$941,730

(1)	Mainly related to one construction relationship amounting to $53.4 million.
(2)	Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation or a combination of the concessions listed in the table.

The following table presents the Corporation’s TDR activity

(In Thousands)	Quarter Ended March 31, 2013
Beginning Balance of TDRs	$941,730
New TDRs	56,503
Increases to existing TDRs - additional disbursements	1,765
Charge-offs post modification	(82,164)
Sales, net of charge-offs	(56,284)
Foreclosures	(3,681)
Removed from TDR classification	(304)
TDRs transferred to held for sale	(131,649)
Paid-off and partial payments	(12,779)

Ending balance of TDRs	$713,137

TDRs are classified as either accrual or nonaccrual loans. A loan on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure generally for a minimum of six months and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loans being returned to accrual at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Loan modifications increase the Corporation’s interest income by returning a non-performing loan to performing status, if applicable, increase cash flows by providing for payments to be made by the borrower, and avoid increases in foreclosure and OREO costs. The Corporation continues to consider a modified loan as an impaired loan for purposes of estimating the allowance for loan and lease losses. A TDR loan that specifies an interest rate that at the time of the restructuring is greater than or equal to the rate the Corporation is willing to accept for a new loan with comparable risk may not be reported as a TDR or an impaired loan in the calendar years subsequent to the restructuring if it is in compliance with its modified terms. During the quarter ended March 31, 2013, $0.3 million was removed from the TDR classification, as reflected in the table above.

The following table provides a breakdown between accrual and nonaccrual status of TDRs:

(In Thousands)	March 31, 2013
	Accrual	Nonaccrual (1)(2)	Total TDRs
Non - FHA/VA Residential Mortgage loans	$282,162	$130,601	$412,763
Commercial Mortgage Loans	67,426	74,272	141,698
Commercial and Industrial Loans	63,854	49,119	112,973
Construction Loans	2,727	18,480	21,207
Consumer Loans - Auto	7,233	5,028	12,261
Finance Leases	2,039	63	2,102
Consumer Loans - Other	7,397	2,736	10,133

Total Troubled Debt Restructurings	$432,838	$280,299	$713,137

(1)	Included in non-accrual loans are $78.2 million in loans that are performing under the terms of the restructuring agreement but are reported in non-accrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectibility.
(2)	Excludes non-accrual TDRs transferred to held for sale with a carrying value of $131.6 million as of March 31, 2013.

(In Thousands)	December 31, 2012
	Accrual	Nonaccrual (1)	Total TDRs
Non - FHA/VA Residential Mortgage loans	$287,198	$124,686	$411,884
Commercial Mortgage Loans	163,079	124,584	287,663
Commercial and Industrial Loans	36,688	96,381	133,069
Construction Loans	2,554	83,639	86,193
Consumer Loans - Auto	6,615	4,817	11,432
Finance Leases	1,900	119	2,019
Consumer Loans - Other	6,744	2,726	9,470

Total Troubled Debt Restructurings	$504,778	$436,952	$941,730

(1)	Included in non-accrual loans are $197.2 million in loans that are performing under the terms of the restructuring agreement but are reported in non-accrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability.

TDRs exclude restructured mortgage loans that are government guaranteed (i.e., FHA/VA loans) totaling $91.4 million. The Corporation excludes government guaranteed loans from TDRs given that in the event that the borrower defaults on the loan, the principal and interest (debenture rate) are guaranteed by the U.S. government; therefore, the risk of loss on these types of loans is very low. The Corporation does not consider loans with government guarantees to be impaired loans for the purpose of calculating the allowance for loan and lease losses.

Loan modifications that are considered TDRs completed during the first quarter of 2013 and 2012 were as follows:

(Dollars in thousands)	Quarter ended March 31, 2013
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non - FHA/VA Residential Mortgage loans	73	$9,763	$9,787
Commercial Mortgage Loans	—	—	—
Commercial and Industrial Loans	7	66,886	41,498
Construction Loans	1	196	196
Consumer Loans - Auto	143	1,923	1,923
Finance Leases	19	312	312
Consumer Loans - Other	363	1,647	1,647

Total Troubled Debt Restructurings	606	$80,727	$55,363

(Dollars in thousands)	Quarter ended March 31, 2012
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non - FHA/VA Residential Mortgage loans	155	$24,792	$25,095
Commercial Mortgage Loans	15	13,290	13,326
Commercial and Industrial Loans	31	28,147	24,890
Construction Loans	1	724	724
Consumer Loans - Auto	154	1,796	1,796
Finance Leases	32	619	619
Consumer Loans - Other	297	1,818	1,818

Total Troubled Debt Restructurings	685	$71,186	$68,268

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

Loan modifications considered troubled debt restructurings that defaulted during the quarters ended March 31, 2013 and March 31, 2012 and had been modified in a TDR during the 12-months preceding the default date were as follows:

	Quarter ended March 31,
(Dollars in Thousands)	2013		2012
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
Non - FHA/VA Residential Mortgage loans	45	$7,525	53	$7,356
Commercial Mortgage Loans	1	46,102	4	2,047
Commercial and Industrial Loans	2	3,829	3	5,894
Construction Loans	—	—	—	—
Consumer Loans - Auto	2	17	—	—
Consumer Loans - Other	5	82	—	—
Finance Leases	—	—	2	67

Total	55	$57,555	62	$15,364

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

The recorded investment in loans held for investment restructured using the A/B note restructure workout strategy was approximately $93.9 million at March 31, 2013. The following table provides additional information about the volume of this type of loan restructuring and the effect on the allowance for loan and lease losses in the first quarter of 2013 and 2012:

(In thousands)	March 31, 2013	March 31, 2012
Principal balance deemed collectible at end of period	$93,897	$126,415

Amount charged off	$25,389	$1,949

Charges to the provision for loan losses	$1,556	$1,051

Allowance for loan losses at end of period	$2,577	$4,971

The transfer of loans to held for sale during the first quarter of 2013 includes a relationship restructured through a loan split with a carrying value of $50 million as of March 31, 2013. The reserve allocated to this relationship immediately prior to the transfer to held for sale amounted to $9.3 million, which is the amount of charge-offs recorded in the first quarter of 2013. This relationship was placed into non-accrual status during the first quarter of 2013. In addition, loans restructured through a split with a book value of $17.7 million were included as part of the bulk sale of loans.

Of the loans held for investment comprising the $93.9 million that have been deemed collectible, approximately $85.3 million were placed in accruing status as the borrowers have exhibited a period of sustained performance. These loans continue to be individually evaluated for impairment purposes.

NOTE 7 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The changes in the allowance for loan and lease losses were as follows:

(In thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total
Quarter ended March 31, 2013
Allowance for loan and lease losses:
Beginning balance	$68,354	$97,692	$146,900	$61,600	$60,868	$435,414
Charge-offs	(10,697)	(15,999)	(40,942)	(25,859)	(14,764)	(108,261)
Charge-offs related to bulk sale	(1,031)	(40,057)	(44,678)	(12,753)	—	(98,519)
Recoveries	148	20	791	97	1,718	2,774
Provision	7,948	36,397	35,292	21,948	9,538	111,123

Ending balance	$64,722	$78,053	$97,363	$45,033	$57,360	$342,531

Ending balance: specific reserve for impaired loans	$47,495	$36,134	$35,383	$21,689	$3,327	$144,028

Ending balance: purchased credit-impaired loans	$—	$—	$—	$—	$—	$—

Ending balance: general allowance	$17,227	$41,919	$61,980	$23,344	$54,033	$198,503

Loans held for investment:
Ending balance	$2,714,083	$1,671,269	$2,932,371	$222,762	$2,020,061	$9,560,546

Ending balance: impaired loans	$579,305	$203,500	$222,814	$68,027	$26,619	$1,100,265

Ending balance: purchased credit-impaired loans	$—	$—	$—	$—	$9,224	$9,224

Ending balance: loans with general allowance	$2,134,778	$1,467,769	$2,709,557	$154,735	$1,984,218	$8,451,057

(In thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total
Quarter ended March 31, 2012
Allowance for loan and lease losses:
Beginning balance	$68,678	$108,992	$164,490	$91,386	$60,371	$493,917
Charge-offs	(5,858)	(3,624)	(13,491)	(17,543)	(10,487)	(51,003)
Recoveries	127	30	822	2,151	1,702	4,832
Provision	2,336	1,578	20,158	7,716	4,409	36,197

Ending balance	$65,283	$106,976	$171,979	$83,710	$55,995	$483,943

Ending balance: specific reserve for impaired loans	$47,105	$57,932	$67,248	$46,796	$5,495	$224,576

Ending balance: general allowance	$18,178	$49,044	$104,731	$36,914	$50,500	$259,367

Loans held for investment:
Ending balance	$2,799,224	$1,500,746	$4,043,933	$399,056	$1,552,826	$10,295,785

Ending balance: impaired loans	$600,651	$367,533	$261,438	$222,599	$24,811	$1,477,032

Ending balance: loans with general allowance	$2,198,573	$1,133,213	$3,782,495	$176,457	$1,528,015	$8,818,753

The bulk sale of approximately $217.7 million of adversely classified assets, resulted in charge-offs of approximately $98.5 million. In determining the historical loss rate for the computation of the general reserve, the Corporation includes the portion of these charge-offs that were related to the acceleration of previously reserved credit losses amounting to approximately $39.9 million. The Corporation considered that the portion not deemed credit related losses was not indicative of the ultimate losses that may have occurred had the assets been resolved on an individual basis, over time and not on a steeply discounted bulk sale. A transaction, such as this one entered into to expedite the reduction of non-performing and adversely classified asset, that is unusual and deemed not reflective of normal charge-off history can be excluded from an historical analysis.

As of March 31, 2013, the Corporation maintained a $0.7 million reserve for unfunded loan commitments mainly related to outstanding construction and commercial and industrial loan commitments. The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments at the balance sheet date. It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statement of financial condition.

NOTE 8 – LOANS HELD FOR SALE

The Corporation’s loans held-for-sale portfolio was composed of:

	March 31, 2013	December 31, 2012
	(In thousands)
Residential mortgage loans	$127,776	$82,753
Construction loans	57,056	—
Commercial and Industrial loans	—	1,178
Commercial Mortgage loans	90,939	1,463

Total	$275,771	$85,394

Non-performing loans held for sale totaled $148.0 million as of March 31, 2013 ($90.9 million commercial mortgage and $57.1 million construction loans) and $2.2 million ($1.1 million commercial and industrial and $1.1 million commercial mortgage) as of December 31, 2012. As previously discussed, during the first quarter of 2013 the Corporation transferred to held for sale $181.6 million of non-performing loans, including $101.4 million with agreements signed for sale. In connection with the transfer the recorded charge-offs of $36.0 million in the first quarter of 2013.

NOTE 9 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Corporation designates a derivative as a fair value hedge, cash flow hedge or as an economic undesignated hedge when it enters into the derivative contract. As of March 31, 2013 and December 31, 2012, all derivatives held by the Corporation were considered economic undesignated hedges. These undesignated hedges are recorded at fair value with the resulting gain or loss recognized in current earnings.

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

Interest rate swaps - Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of March 31, 2013 and December 31, 2012, most of the interest rate swaps outstanding are used for protection against rising interest rates. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.

Forward Contracts - Forward contracts are sales of to-be-announced (“TBA”) mortgage-backed securities that will settle over the standard delivery date and do not qualify as “regular way” security trades. Regular-way security trades are contracts with no net settlement provision and no market mechanism to facilitate net settlement and they provide for delivery of a security within the time generally established by regulations or conventions in the market place or exchange in which the transaction is being executed. The forward sales are considered derivative instruments that need to be marked-to-market. These securities are used to economically hedge the FHA/VA residential mortgage loans securitizations of the mortgage-banking operations. Unrealized gains (losses) are recognized as part of mortgage banking activities in the Consolidated Statements of Income (Loss).

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

The following table summarizes the notional amounts of all derivative instruments:

	Notional Amounts
	As of March 31, 2013	As of December 31, 2012
	(In thousands)
Economic undesignated hedges:
Interest rate contracts:
Interest rate swap agreements used to hedge loans	$37,796	$38,097
Written interest rate cap agreements	39,000	—
Purchased interest rate cap agreements	39,000	—
Forward Contracts:
Sale of TBA GNMA MBS pools	43,000	6,000

	$158,796	$44,097

Notional amounts are presented on a gross basis with no netting of offseting exposure positions.

The following table summarizes the fair value of derivative instruments and the location in the Statement of Financial Condition:

	Asset Derivatives			Liability Derivatives
	Statement of Financial Condition Location	March 31, 2013	December 31, 2012	Statement of Financial Condition Location	March 31, 2013	December 31, 2012

		Fair Value	Fair Value		Fair Value	Fair Value
	(In thousands)
Economic undesignated hedges:
Interest rate contracts:
Interest rate swap agreements used to hedge loans	Other assets	$252	$288	Accounts payable and other liabilities	$5,350	$5,776
Written interest rate cap agreements	Other assets	—	—	Accounts payable and other liabilities	60	—
Purchased interest rate cap agreements	Other assets	59	—	Accounts payable and other liabilities	—	—

Forward Contracts:
Sales of TBA GNMA MBS pools	Other assets	21	3	Accounts payable and other liabilities	127	5

		$332	$291		$5,537	$5,781

The following table summarizes the effect of derivative instruments on the Statement of Income (Loss):

		Gain (or Loss)
	Location of Gain or (loss) Recognized in Income on Derivatives	Quarter Ended March 31,

(In thousands)		2013	2012
		(In thousands)
ECONOMIC UNDESIGNATED HEDGES:
Interest rate contracts:
Interest rate swap agreements used to hedge fixed-rate loans	Interest income—Loans	$390	$332
Written and purchased interest rate cap agreements	Interest income—loans	10	—
Forward contracts:
Sales of TBA GNMA MBS pools	Mortgage Banking Activities	(105)	173

Total gain on derivatives		$295	$505

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

A summary of interest rate swaps follows:

	As of March 31, 2013	As of December 31, 2012
	(Dollars in thousands)
Pay fixed/receive floating:
Notional amount	$37,796	$38,097
Weighted-average receive rate at period end	2.04%	2.06%
Weighted-average pay rate at period end	6.81%	6.82%
Floating rates range from 167 to 252 basis points over 3-month LIBOR

As of March 31, 2013, the Corporation has not entered into any derivative instrument containing credit-risk-related contingent features.

NOTE 10 – OFFSETTING OF ASSETS AND LIABILITIES

The Corporation enters into master agreements with counterparties that may allow for netting of exposures in the event of default, primarily related to derivatives and repurchase agreements.

Offsetting of Financial Assets and Derivative Assets

In thousands
As of March 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Description
Derivatives	$59	$—	$59	$(59)	$—	$—

As of December 31, 2012
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Description
Derivatives	$—	$—	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities

In thousands
As of March 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Description
Derivatives	$5,350	$—	$5,350	$(5,150)	$(200)	$—
Repurchase agreements	600,000	—	600,000	(600,000)	—	—

Total	$605,350	$—	$605,350	$(605,150)	$(200)	$—

As of December 31, 2012
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Description
Derivatives	$5,486	$—	$5,486	$(5,486)	$—	$—
Repurchase agreements	600,000	—	600,000	(600,000)	—	—

Total	$605,486	$—	$605,486	$(605,486)	$—	$—

NOTE 11 – GOODWILL AND OTHER INTANGIBLES

Goodwill as of March 31, 2013 and December 31, 2012 amounted to $28.1 million, recognized as part of “Other Assets” in the Consolidated Statement of Financial Condition. The Corporation conducted its annual evaluation of goodwill and intangibles during the fourth quarter of 2012.

The Corporation bypassed the qualitative assessment in 2012 and proceeded directly to perform the first step of the two-step goodwill impairment test. The Step 1 evaluation of goodwill allocated to the Florida reporting unit under both valuation approaches (market and discounted cash flow analysis) indicated that the fair value of the unit was above the carrying amount of its equity book value as of the valuation date (October 1), therefore, the completion of Step 2 was not required. Based on the analysis under both the market and discounted cash flow analysis, the estimated fair value of equity of the reporting unit was $181.5 million, which is above the carrying amount of the entity, including goodwill, which approximated $160.4 million. There have been no events related to the Florida reporting unit that could indicate potential goodwill impairment since the date of the last evaluation; therefore, no goodwill impairment evaluation was performed during the first quarter of 2013. Goodwill and other indefinite life intangibles are reviewed at least annually for impairment.

In connection with the acquisition of the FirstBank-branded credit card loan portfolio, in the second quarter of 2012, the Corporation recognized a purchased credit card relationship intangible of $24.5 million, which is being amortized over the next 8.75 years on an accelerated basis based on the estimated attrition rate of the purchased credit card accounts, which reflects the pattern in which the economic benefits of the intangible asset are consumed. These benefits are consumed as the revenue stream generated by the cardholder relationship is realized.

The following table shows the gross amount and accumulated amortization of the Corporation’s intangible assets recognized as part of Other Assets in the consolidated statement of financial condition:

	As of March 31, 2013	As of December 31, 2012
Core deposit intangible:
Gross amount	$45,844	$45,844
Accumulated amortization	(37,098)	(36,509)

Net carrying amount	$8,746	$9,335

Remaining amortization period	10.1 years	10.4 years

Purchased credit card relationship intangible:
Gross amount	$24,465	$24,465
Accumulated amortization	(1,885)	(954)

Net carrying amount	$22,580	$23,511

Remaining amortization period	8.8 years	9.0 years

For each of the quarters ended March 31, 2013 and 2012, the amortization expense of core deposit intangibles amounted to $0.6 million. For the quarter ended March 31, 2013, the amortization expense of the purchased credit card relationship intangible amounted to $0.9 million.

NOTE 12 – NON CONSOLIDATED VARIABLE INTEREST ENTITIES AND SERVICING ASSETS

Ginnie Mae

The Corporation typically transfers first lien residential mortgage loans in conjunction with GNMA securitization transactions in which the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by the issuer and, as such, under seller/servicer agreements the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of March 31, 2013, the Corporation serviced loans securitized through GNMA with a principal balance of $807.5 million.

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

Grantor Trusts

During 2004 and 2005, a third party to the Corporation, from now on identified as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates. The seller initially provided the servicing for a fee, which is senior to the obligations to pay trust certificate holders. The seller then entered into a sales agreement through which it sold and issued the trust certificates in favor of the Corporation’s banking subsidiary. Currently, the Bank is the sole owner of the trust certificates; the servicing of the underlying residential mortgages that generate the principal and interest cash flows, is performed by another third party, which receives a servicing fee. The securities are variable rate securities indexed to 90-day LIBOR plus a spread. The principal payments from the underlying loans are remitted to a paying agent (servicer) who then remits interest to the Bank; interest income is shared to a certain extent with the FDIC, which has an interest only strip (“IO”) tied to the cash flows of the underlying loans and, is entitled to received the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to the weighted average coupon of the securities. The FDIC became the owner of the IO upon the intervention of the seller, a failed financial institution. No recourse agreement exists and the risk from losses on non accruing loans and repossessed collateral is absorbed by the Bank as the sole holder of the certificates. As of March 31, 2013, the amortized balance and carrying value of Grantor Trusts amounted to $65.8 million and $48.3 million, respectively, with a weighted average yield of 2.29%.

Investment in unconsolidated entities

On February 16, 2011, FirstBank sold an asset portfolio consisting of performing and non-performing construction, commercial mortgage and C&I loans with an aggregate book value of $269.3 million to CPG/GS, an entity organized under the laws of the Commonwealth of Puerto Rico and majority owned by PRLP Ventures LLC (“PRLP”), a company created by Goldman, Sachs & Co. and Caribbean Property Group. In connection with the sale, the Corporation received $88.5 million in cash and a 35% interest in CPG/GS, and made a loan in the amount of $136.1 million representing seller financing provided by FirstBank. The loan has a 7-year maturity and bears variable interest at 30-day LIBOR plus 300 basis points and is secured by a pledge of all of the acquiring entity’s assets as well as the PRLP’s 65% ownership interest in CPG/GS. As of March 31, 2013, the carrying amount of the loan is $58.0 million and is included in the Corporation’s Commercial and Industrial loan held for investment portfolio; the carrying value of FirstBank’s equity interest in CPG/GS is $18.4 million as of March 31, 2013, accounted for under the equity method and included as part of Investment in unconsolidated entities in the Consolidated Statements of Financial Condition. When applying the equity method, the Bank follows the Hypothetical Liquidation Book Value method (“HLBV”) to determine its share in CPG/GS’s earnings or losses. Under HLBV, the Bank determines its share in CPG/GS’s earnings or losses by determining the difference between its “claim on CPG/GS’s book value” at the end of the period as compared to the beginning of the period. This claim is calculated as the amount the Bank would receive if CPG/GS were to liquidate all of its assets at recorded amounts determined in accordance with GAAP and distribute the resulting cash to the investors, PRLP and FirstBank, according to their respective priorities as provided in the contractual agreement. The Bank reports its share of CPG/GS’s operating results on a one-quarter lag basis. In addition, as a result of using HLBV, the difference between the Bank’s investment in CPG/GS and its claim in the book value of CPG/GS at the date of the investment, known as the basis difference, is amortized over the estimated life of the investment, or five years. CPG/GS records its loans receivable under the fair value option. Equity in losses of unconsolidated entities for the quarter ended March 31, 2013 of $5.5 million, includes $1.1 million related to the amortization of the basis differential, compared to equity in losses of unconsolidated entities of $6.2 million for the first quarter of 2012.

FirstBank also provided an $80 million advance facility to CPG/GS to fund unfunded commitments and costs to complete projects under construction, which was fully disbursed in 2011, and a $20 million working capital line of credit to fund certain expenses of CPG/GS. During 2012, CPG/GS repaid the outstanding balance of the advance facility to fund unfunded commitments, and the funds became available to redraw under a one-time revolver agreement. These loans bear variable interest at 30-day LIBOR plus 300 basis points. As of March 31, 2013, the carrying value of the revolver agreement and working capital line were $13.6 million and $0, respectively, and are included in the Corporation’s Commercial & Industrial loan held for investment portfolio.

Cash proceeds received by CPG/GS are first used to cover operating expenses and debt service payments, including the note receivable, the advance facility, and the working capital line, described above, which must be fully repaid before proceeds can be used for other purposes, including the return of capital to both PRLP and FirstBank. FirstBank will not receive any return on its equity interest until PRLP receives an aggregate amount equivalent to its initial investment and a priority return of at least 12%, resulting in FirstBank’s interest in CPG/GS being subordinate to PRLP’s interest. CPG/GS will then begin to make payments pro rata to PRLP and FirstBank, 35% and 65%, respectively, until FirstBank has achieved a 12% return on its invested capital and the aggregate amount of distributions is equal to FirstBank’s capital contributions to CPG/GS. FirstBank may experience further losses associated with this transaction due to this subordination in an amount equal to up to the value of its interest in CPG/GS. Factors that could impact FirstBank’s recoverability of its equity interest include lower than expected sale prices of units underlying CPG/GS assets and/or lower than projected liquidation value of the underlying collateral and changes in the expected timing of cash flows, among others.

The Bank has determined that CPG/GS is a variable interest entity (“VIE”) in which the Bank is not the primary beneficiary. In determining the primary beneficiary of CPG/GS, the Bank considered applicable guidance that requires the Bank to qualitatively assess the determination of the primary beneficiary (or consolidator) of CPG/GS based on whether it has both the power to direct the activities of CPG/GS that most significantly impact the entity’s economic performance and the obligation to absorb losses of CPG/GS that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The Bank determined that it does not have the power to direct the activities that most significantly impact the economic performance of CPG/GS as it does not have the right to manage the loan portfolio, impact foreclosure proceedings, or manage the construction and sale of the property; therefore, the Bank concluded that it is not the primary beneficiary of CPG/GS. As a creditor to CPG/GS, the Bank has certain rights related to CPG/GS; however, these are intended to be protective in nature and do not provide the Bank with the ability to manage the operations of CPG/GS. Since CPG/GS is not a consolidated subsidiary of the Bank and the transaction met the criteria for sale accounting under authoritative guidance, the Bank accounted for this transaction as a true sale, recognizing the cash received, the notes receivable, and the interest in CPG/GS and derecognizing the loan portfolio sold.

The following table shows summarized unaudited income statement information of CPG/GS for the quarters ended March 31, 2013 and March 31, 2012:

	Quarter Ended
	March 31, 2013	March 31, 2012
	(In thousands)
Revenues, including net realized gains on sale of investments in loans and Real Estate Owned	$679	$2,353
Gross Profit (Loss)	$(1,774)	$(1,648)
Net Income	$4,517	$604

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

The changes in servicing assets are shown below:

	Quarter ended
	March 31, 2013	March 31, 2012
	(In thousands)
Balance at beginning of period	$17,524	$15,226
Capitalization of servicing assets	1,720	1,406
Amortization	(790)	(661)
Adjustment to servicing assets for loans repurchased (1)	(17)	(67)
Adjustment to fair value	280	250

Balance at end of period	$18,717	$16,154

(1)	Amount represents the adjustment to fair value related to the repurchase of loans serviced for others.

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

Changes in the impairment allowance were as follows:

	Quarter ended
	March 31, 2013	March 31, 2012
	(In thousands)
Balance at beginning of period	$672	$2,725
Temporary impairment charges	40	69
OTTI of servicing assets	—	(2,447)
Recoveries	(320)	(319)

Balance at end of period	$392	$28

The components of net servicing income are shown below:

	Quarter ended
	March 31, 2013	March 31, 2012
	(In thousands)
Servicing fees	$1,517	$1,343
Late charges and prepayment penalties	213	170
Adjustment for loans repurchased	(17)	(67)

Servicing income, gross	1,713	1,446
Amortization and impairment of servicing assets	(510)	(411)

Servicing income, net	$1,203	$1,035

The Corporation’s servicing assets are subject to prepayment and interest rates risks. Constant prepayment rate assumptions for the Corporation’s servicing assets for the quarters ended March 31, 2013 and 2012 were 10.5% and 11.6% for the government guaranteed mortgage loans, respectively. For conventional conforming mortgage loans, the Corporation used 10.9% and 12.6%, and for the conventional non-conforming mortgage loans 14.3% and 13.8% for the quarters ended March 31, 2013 and 2012, respectively. Discount rate assumptions used were 12% for government guaranteed mortgage loans; 10% for conventional conforming mortgage loans; and 14.3% for conventional non-conforming mortgage loans for each of the quarters ended March 31, 2013 and 2012.

At March 31, 2013, fair values of the Corporation’s servicing assets were based on a valuation model that incorporates market driven assumptions, regarding discount rates and mortgage prepayment rates, adjusted by the particular characteristics of the Corporation’s servicing portfolio. The weighted-averages of the key economic assumptions used by the Corporation in its valuation model and the sensitivity of the current fair value to immediate 10% and 20% adverse changes in those assumptions for mortgage loans at March 31, 2013, were as follows:

(Dollars in thousands)
Carrying amount of servicing assets	$18,717
Fair value	$19,845
Weighted-average expected life (in years)	8.90

Constant prepayment rate (weighted-average annual rate)	10.81%
Decrease in fair value due to 10% adverse change	$789
Decrease in fair value due to 20% adverse change	$1,526

Discount rate (weighted-average annual rate)	11.06%
Decrease in fair value due to 10% adverse change	$806
Decrease in fair value due to 20% adverse change	$1,550

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

NOTE 13 – DEPOSITS

The following table summarizes deposit balances:

	March 31, 2013	December 31, 2012
	(In thousands)
Type of account:
Non-interest bearing checking accounts	$856,563	$837,387
Savings accounts	2,360,419	2,295,766
Interest-bearing checking accounts	1,153,697	1,108,053
Certificates of deposit	2,250,997	2,248,896
Brokered certificates of deposit	3,361,893	3,374,444

	$9,983,569	$9,864,546

Brokered certificates of deposit mature as follows:

March 31, 2013
(In thousands)
Three months or less	$481,074
Over three months to six months	723,824
Over six months to one year	800,089
One to three years	1,082,661
Three to five years	269,984
Over five years	4,261

Total	$3,361,893

The following are the components of interest expense on deposits:

	Quarter Ended
	March 31,	March 31,
	2013	2012
	(In thousands)
Interest expense on deposits	$23,389	$33,961
Amortization of broker placement fees	2,155	2,774

Interest expense on deposits	$25,544	$36,735

NOTE 14 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (repurchase agreements) consist of the following:

	March, 31 2013	December 31, 2012
	(Dollars in thousands)
Repurchase agreements, interest ranging from 2.45% to 3.38% (December 31, 2012 - 2.45% to 3.39%)	$900,000	$900,000

Repurchase agreements mature as follows:

March 31, 2013
(In thousands)
Three to five years	$700,000
Over five years	200,000

Total	$900,000

As of March 31, 2013 and December 31, 2012, the securities underlying such agreements were delivered to the dealers with which the repurchase agreements were transacted.

Repurchase agreements as of March 31, 2013, grouped by counterparty, were as follows:

(Dollars in thousands) Counterparty	Amount	Weighted-Average Maturity (In Months)
Citigroup Global Markets	$300,000	43
JP Morgan Chase	200,000	47
Dean Witter / Morgan Stanley	100,000	55
Credit Suisse First Boston	300,000	57

	$900,000

NOTE 15 – ADVANCES FROM THE FEDERAL HOME LOAN BANK (FHLB)

The following is a summary of the advances from the FHLB:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Fixed-rate advances from FHLB, with a weighted-average interest rate of 1.87% (December 31, 2012 - 2.26%)	$378,440	$508,440

Advances from FHLB mature as follows:

March 31, 2013
(In thousands)
One to thirty days	$10,000
Over thirty days to ninety days	10,000
Over ninety days to one year	58,440
Over three years	300,000

Total	$378,440

As of March 31, 2013, the Corporation had additional capacity of approximately $392.0 million on this credit facility based on collateral pledged at the FHLB, including a haircut reflecting the perceived risk associated with holding the collateral.

NOTE 16 – OTHER BORROWINGS

Other borrowings consist of:

	March 31, 2013	December 31, 2012
	(In thousands)
Junior subordinated debentures due in 2034, interest-bearing at a floating rate of 2.75% over 3-month LIBOR (3.03% as of March 31, 2013 and 3.06% as of December 31, 2012	$103,093	$103,093
Junior subordinated debentures due in 2034, interest-bearing at a floating rate of 2.50% over 3-month LIBOR (2.78% as of March 31, 2013 and 2.81% as of December 31, 2012)	128,866	128,866

	$231,959	$231,959

NOTE 17 – STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2013 and December 31, 2012, the Corporation had 2,000,000,000 authorized shares of common stock with a par value of $0.10 per share. As of March 31, 2013 and December 31, 2012, there were 206,722,833 and 206,730,318 shares issued, respectively, and 206,227,980, and 206,235,465 shares outstanding, respectively. On July 30, 2009, the Corporation announced the suspension of common and preferred stock dividends effective with the preferred dividend for the month of August 2009.

As of March 31, 2013 and December 31, 2012, there were 763,022 and 770,507 shares of unvested restricted stock outstanding. During the first quarter of 2013, 7,485 shares of restricted stock were forfeited. Refer to Note 3 for additional information.

Preferred Stock

The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1, redeemable at the Corporation’s option subject to certain terms. This stock may be issued in series and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. As of March 31, 2013, the Corporation has five outstanding series of non-convertible non-cumulative preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% non-cumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E. The liquidation value per share is $25. Effective January 17, 2012, the Corporation delisted all of its outstanding series of non-convertible, non-cumulative preferred stock from the New York Stock Exchange. The Corporation has not arranged for listing and/or registration on another national securities exchange or for quotation of the Series A through E preferred stock in a quotation medium. During the first quarter of 2013, the Corporation commenced an offer to issue shares of its common stock in exchange for any and all of the issued and outstanding shares of Series A through E non-cumulative perpetual monthly income preferred stock. The offer was terminated in April 2013. The Corporation did not receive the consent required from holders of shares of the Series A through E preferred stock to amend the certificate of designation of each series of Preferred Stock. Such consent was a condition to the completion of the offer.

Stock repurchase plan and treasury stock

The Corporation has a stock repurchase program under which, from time to time, it repurchases shares of common stock in the open market and holds them as treasury stock. No shares of common stock were repurchased during the first quarter of 2013 or in 2012 by the Corporation. As of March 31, 2013 and December 31, 2012 the Corporation had 494,853 shares held as treasury stock, that were available for general corporate purposes.

FirstBank Statutory Reserve

The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to legal surplus until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus account from the retained earnings account are not available for distribution to the stockholders without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The net loss experienced in 2011 exhausted FirstBank’s statutory reserve fund. The Bank cannot pay dividends until it can replenish the reserve fund to an amount of at least 20% of the original capital contributed. As of March 31, 2013, the reserve fund amounted to $3.8 million.

NOTE 18 – INCOME TAXES

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

Under the Puerto Rico Internal Revenue Code of 2011 (the “2011 PR Code”), the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns and, thus, the Corporation is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss, a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable carry forward period (7 years under the 2011 PR Code, except that, for losses incurred during tax years commenced after December 31, 2004 and before December 31, 2012, that the carryforward period is extended to 10 years). The 2011 PR Code provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations.

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

For the quarter ended March 31, 2013, the Corporation recorded an income tax expense of $1.6 million compared to an income tax expense of $2.1 million for the same period in 2012. The decrease is primarily due to lower taxable income from profitable subsidiaries. The income tax in the interim financial statements is calculated based on the income of the individual subsidiaries and the currently valid tax rates as a best possible estimate. As of March 31, 2013, the deferred tax asset, net of a valuation allowance of $384.4 million, amounted to $4.4 million compared to $4.9 million as of December 31, 2012.

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

In assessing the weight of positive and negative evidence, a significant negative factor that resulted in the maintenance of the valuation allowance was that the Corporation’s banking subsidiary, FirstBank Puerto Rico, continues in a three-year historical cumulative loss position as of March 31, 2013, mainly due to significant charges to the provision for loan and lease losses in prior years as a result of the economic downturn. As of March 31, 2013, management concluded that $4.4 million of the deferred tax asset will be realized as it relate to profitable subsidiaries and to amounts that can be realized through future reversals of existing taxable temporary differences. To the extent the realization of a portion, or all, of the tax asset becomes “more likely than not” based on changes in circumstances (such as, improved earnings, changes in tax laws or other relevant changes), a reversal of that portion of the deferred tax asset valuation allowance will then be recorded.

The authoritative accounting guidance prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken on income tax returns. Under this guidance, income tax benefits are recognized and measured based upon a two-step analysis: 1) a tax position must be more likely than not to be sustained based solely on its technical merits in order to be recognized, and 2) the benefit is measured as the largest dollar amount of that position that is more likely than not to be sustained upon settlement. The difference between the benefit recognized under this analysis and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit (“UTB”).

During the third quarter of 2011, the Corporation recorded UTBs of $2.4 million, all of which would, if recognized, affect the Corporation’s effective tax rate. The Corporation classified all interest and penalties, if any, related to tax uncertainties as income tax expense. As of March 31, 2013, the Corporation’s accrued interest that relates to tax uncertainties amounted to $1.2 million and there is no need to accrue for the payment of penalties. For the quarter ended March 31, 2013, the total amount of interest recognized by the Corporation as part of income tax expense related to tax uncertainties was $0.1 million. During the first quarter of 2013, there was no change to the UTB of $2.4 million. The amount of UTBs may increase or decrease for various reasons, including changes in the amounts for current tax year positions, the expiration of open income tax returns due to the expiration of statutes of limitations, changes in management’s judgment about the level of uncertainty, the status of examinations, litigation and legislative activity, and the addition, or elimination of uncertain tax positions. The years 2007 through 2009 have been examined by the United States Internal Revenue Service (“IRS”) and disputed issues have been taken to administrative appeals. Although the timing of the resolution and/or closure of audits is highly uncertain, the Corporation believes it is reasonably possible that the IRS will conclude the audit of years 2007 through 2009 within the next 12 months. If any issues addressed in the IRS audit are resolved in a manner not consistent with the Corporation’s expectations, the Corporation could be required to adjust its provision for income taxes in the period such resolution occurs. The Corporation currently cannot reasonably estimate a range of possible changes to existing reserves.

The Corporation’s liability for income taxes includes its liability for UTBs, and interest that relates to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the 2011 PR Code is 4 years; the statute of limitations for the Virgin Islands and for U.S. income tax purposes is 3 years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For Puerto Rico and Virgin Islands income tax purposes, all tax years subsequent to 2009 remain open to examination. Taxable years from 2007 remain open to examination for U.S. income tax purpose.

NOTE 19 – FAIR VALUE

Fair Value Option

Fair Value Measurement

The FASB authoritative guidance for fair value measurement defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance also establishes a fair value hierarchy for classifying financial instruments. The hierarchy is based on whether the inputs to the valuation techniques used to measure fair value are observable or unobservables. Three levels of inputs may be used to measure fair value:

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

For 2013, there have been no transfers into or out of Level 1, Level 2 or Level 3 measurement of the fair value hierarchy.

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

Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments for the quarter ended March 31, 2013 was immaterial.

The information about the estimated fair value of financial instruments required by GAAP is presented hereunder. The fair value amounts presented do not necessarily represent management’s estimate of the underlying value of the Corporation.

Assets and liabilities measured at fair value on a recurring basis, are summarized below:

	As of March 31, 2013				As of December 31, 2012
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Assets:
Securities available for sale :
Equity securities	$30	$—	$—	$30	$31	$—	$—	$31
U.S. Treasury Securities	7,500	—	—	7,500	7,499	—	—	7,499
Noncallable U.S. agency debt	—	158,802	—	158,802	—	159,252	—	159,252
Callable U.S. agency debt and MBS	—	1,767,868	—	1,767,868	—	1,442,169	—	1,442,169
Puerto Rico government obligations	—	65,048	3,605	68,653	—	67,509	3,691	71,200
Private label MBS	—	—	48,442	48,442	—	—	50,926	50,926
Derivatives, included in assets:
Interest rate swap agreements	—	252	—	252	—	288	—	288
Purchased interest rate cap agreements	—	59	—	59	—	—	—	—
Forward contracts	—	21	—	21	—	3	—	3
Liabilities:
Derivatives, included in liabilities:
Interest rate swap agreements	—	5,350	—	5,350	—	5,776	—	5,776
Written interest rate cap agreement	—	60	—	60	—	—	—	—
Forward contracts	—	127	—	127	—	5	—	5

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended March 31, 2013 and 2012.

	Quarter ended March 31,
	2013	2012
Level 3 Instruments Only (In thousands)	Securities Available For Sale(1)	Securities Available For Sale(1)
Beginning balance	$54,617	65,463
Total gains or (losses) (realized/unrealized):
Included in earnings	(117)	(1,233)
Included in other comprehensive income	831	2,216
Principal repayments and amortization	(3,284)	(2,688)

Ending balance	$52,047	$63,758

(1)	Amounts mostly related to private label mortgage-backed securities.

The table below presents qualitative information for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2013:

	March 31, 2013
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
Investment securities available-for-sale:
Private label MBS	$48,442	Discounted cash flow	Discount rate	14.5%
			Prepayment rate	20.82% - 100% (Weighted Average 33%)
			Projected Cumulative Loss Rate	0.73% - 40.68% (Weighted Average 7%)
Puerto Rico Government Obligations	3,605	Discounted cash flow	Prepayment rate	5.95%

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

The table below summarizes changes in unrealized gains and losses recorded in earnings for the quarters ended March 31,2013 and 2012 for Level 3 assets and liabilities that are still held at the end of each period:

	Changes in Unrealized Losses (Quarter ended March 31, 2013)	Changes in Unrealized Losses (Quarter Ended March 31, 2012)
Level 3 Instruments Only (In thousands)	Securities Available For Sale	Securities Available For Sale
Changes in unrealized losses relating to assets still held at reporting date:
Net impairment losses on investment securities (credit component)	$(117)	$(1,233)

Additionally, fair value is used on a nonrecurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost or market accounting (e.g., loans held for sale carried at the lower-of-cost or fair value and repossessed assets) or write downs of individual assets (e.g., goodwill, loans).

As of March 31, 2013, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of March 31, 2013			(Losses) Gain recorded for the Quarter Ended March 31, 2013
	Level 1	Level 2	Level 3
	(In thousands)
Loans receivable (1)	$—	$—	$583,812	$(22,954)
Other Real Estate Owned (2)	—	—	181,479	(3,782)
Mortgage servicing rights (3)	—	—	18,717	280
Loans Held For Sale (4)	—	—	147,995	(5,222)

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral. The fair values are derived from external appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g. absorption rates), which are not market observable.
(2)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates), which are not market observable. Losses are related to market valuation adjustments after the transfer from the loan to the OREO portfolio.
(3)	Fair value adjustments to mortgage servicing rights were mainly due to assumptions associated with mortgage prepayment rates. The Corporation carries its mortgage servicing rights at lower of cost or market, and they are accordingly measured at fair value on a non-recurring basis. Assumptions for the value of mortgage servicing rights include: Prepayment rate 10.81%, Discount Rate 11.06%.
(4)	Level 3 Loans Held for Sale are the $181.6 million transferred to held for sale during the first quarter of 2013, which were recorded at a value of $148.0 million. The value of these loans was derived from external appraisals, adjusted for specific characteristics of the loans, and for loans with signed agreements the value was determined based on the sales price on such agreements.

As of March 31, 2012, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of March 31, 2012			(Losses) Gain recorded for the Quarter Ended March 31, 2012
	Level 1	Level 2	Level 3
	(In thousands)
Loans receivable (1)	$—	$—	$858,548	$(33,108)
Other Real Estate Owned (2)	—	—	135,905	(2,198)
Mortgage servicing rights (3)	—	—	16,154	250

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral. The fair values are derived from external appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g. absorption rates), which are not market observable.
(2)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates), which are not market observable. Losses are related to market valuation adjustments after the transfer from the loan to the OREO portfolio.
(3)	Fair value adjustments to the mortgage servicing rights were mainly due to assumptions associated with mortgage prepayments rates. The Corporation carries its mortgage servicing rights at lower-of-cost or market, and they are accordingly measured at fair value on a non-recurring basis. Assumptions for the value mortgage servicing rights include: Prepayment Rate 12.18%, Discount Rate 11.10%.

Qualitative information regarding the fair value measurements for Level 3 financial instruments are as follows:

March 31, 2013
	Method	Inputs
Loans	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors

OREO	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors

Mortgage servicing rights	Discounted Cash Flow	Weighted average prepayment rate 10.81%; weighted average discount rate 11.06%

The following is a description of the valuation methodologies used for instruments that are not measured and reported at fair value on a recurring basis or reported at fair value on a non-recurring basis. The estimated fair value was calculated using certain facts and assumptions, which vary depending on the specific financial instrument.

Cash and due from banks and money market investments

The carrying amounts of cash and due from banks and money market investments are reasonable estimates of their fair value. Money market investments include held-to-maturity securities, which have a contractual maturity of three months or less. The fair value of these securities is based on quoted market prices in active markets that incorporate the risk of nonperformance.

Other equity securities

Equity or other securities that do not have a readily available fair value are stated at their net realizable value, which management believes is a reasonable proxy for their fair value. This category is principally composed of stock that is owned by the Corporation to comply with FHLB regulatory requirements. Their realizable value of the FHLB stock equals its cost as these stock can be freely redeemed at par.

Loans receivable, including loans held for sale

The fair value of loans held for investment and for mortgage loans held for sale was estimated using discounted cash flow analyses, based on interest rates currently being offered for loans with similar terms and credit quality and with adjustments that the Corporation’s management believes a market participant would consider in determining fair value. Loans were classified by type such as commercial, residential mortgage, and automobile. These asset categories were further segmented into fixed—and adjustable-rate categories. Valuations are carried out based on categories and not on a loan-by-loan basis. The fair values of performing fixed-rate and adjustable-rate loans were calculated by discounting expected cash flows through the estimated maturity date. This fair value is not currently an indication of an exit price as that type of assumption could result in a different fair value estimate. The fair value of credit card loans was estimated using a discounted cash flow method and excludes any value related to a customer account relationship. Other loans with no stated maturity, like credit lines, were valued at book value. Prepayment assumptions were considered for non-residential loans. For residential mortgage loans, prepayment estimates were based on a prepayments model that combined both a historical calibration and current market prepayment expectations. Discount rates were based on the Treasury and LIBOR/Swap Yield Curves at the date of the analysis, and included appropriate adjustments for expected credit losses and liquidity. For impaired collateral dependent loans, the impairment was primarily measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observable transactions involving similar assets in similar locations.

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

The fair value of brokered CDs, which are included within deposits, is determined using discounted cash flow analyses over the full term of the CDs. The fair value of the CDs is computed using the outstanding principal amount. The discount rates used were based on brokered CD market rates as of March 31, 2013. The fair value does not incorporate the risk of nonperformance, since interests in brokered CDs are generally sold by brokers in amounts of less than $250,000 and, therefore, insured by the FDIC.

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

The following table presents the estimated fair value and carrying value of financial instruments as of March 31, 2013 and December 31, 2012

	Total Carrying Amount in Statement of Financial Condition March 31, 2013	Fair Value Estimated March 31, 2013	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash and due from banks and money market investments	$762,347	$762,347	$762,347	$—	$—
Investment securities available for sale	2,051,295	2,051,295	7,530	1,991,718	52,047
Other equity securities	32,892	32,892	—	32,892	—
Loans held for sale	275,771	278,623	—	130,628	147,995
Loans, held for investment	9,560,546	—	—	—	—
Less: allowance for loan and lease losses	(342,531)	—	—	—	—

Loans held for investment, net of allowance	$9,218,015	9,064,407			9,064,407

Derivatives, included in assets	332	332	—	332	—

Liabilities:
Deposits	9,983,569	10,018,266	—	10,018,266	—
Securities sold under agreements to repurchase	900,000	1,001,213	—	1,001,213	—
Advances from FHLB	378,440	380,993	—	380,993	—
Other borrowings	231,959	125,687	—	—	125,687
Derivatives, included in liabilities	5,537	5,537	—	5,537	—

	Total Carrying Amount in Statement of Financial Condition December 31, 2012	Fair Value Estimated December 31, 2012	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash and due from banks and money market investments	$946,851	$946,851	$946,851	$—	$—
Investment securities available for sale	1,731,077	1,731,007	7,530	1,668,930	54,617
Other equity securities	38,757	38,757	—	38,757	—
Loans held for sale	85,394	87,995	—	85,354	2,641
Loans, held for investment	10,054,114
Less: allowance for loan and lease losses	(435,414)

Loans held for investment, net of allowance	$9,618,700	9,545,505	—	—	9,545,505

Derivatives, included in assets	291	291	—	291	—

Liabilities:
Deposits	9,864,546	9,901,297	—	9,901,297	—
Securities sold under agreements to repurchase	900,000	999,663	—	999,663	—
Advances from FHLB	508,440	512,089	—	512,089	—
Other borrowings	231,959	134,058	—	—	134,058
Derivatives, included in liabilities	5,781	5,781	—	5,781	—

NOTE 20 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Quarter Ended March 31,
	2013	2012
	(In thousands)
Cash paid for:
Interest on borrowings	$33,823	$48,253
Income tax	230	12
Non-cash investing and financing activities:
Additions to other real estate owned	20,122	48,248
Additions to auto and other repossessed assets	14,852	12,310
Capitalization of servicing assets	1,720	1,406
Loan securitizations	69,910	54,343
Loans held for investment transferred to held for sale	181,620	—

NOTE 21 – SEGMENT INFORMATION

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of March 31, 2013, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations, and Virgin Islands Operations. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Others factors such as the Corporation’s organizational chart, nature of the products, distribution channels, and the economic characteristics of the product were also considered in the determination of the reportable segments.

The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services for large customers represented by specialized and middle-market clients and the public sector. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and floor plan financings as well as other products such as cash management and business management services. The Mortgage Banking segment operations consist of the origination, sale, and servicing of a variety of residential mortgage loans. The Mortgage Banking segment also acquires and sells mortgages in the secondary markets. In addition, the Mortgage Banking segment includes mortgage loans purchased from other local banks and mortgage bankers. The Consumer (Retail) Banking segment consists of the Corporation’s consumer lending and deposit-taking activities conducted mainly through its branch network and loan centers. The Treasury and Investments segment is responsible for the Corporation’s investment portfolio and treasury functions executed to manage and enhance liquidity. This segment lends funds to the Commercial and Corporate Banking, Mortgage Banking and Consumer (Retail) Banking segments to finance their lending activities and borrows from those segments and from the United States Operations segment. The Consumer (Retail) Banking and the United States Operations segments also lend funds to other segments. The interest rates charged or credited by Treasury and Investments, the Consumer (Retail) Banking and the United States Operations segments are allocated based on market rates. The difference between the allocated interest income or expense and the Corporation’s actual net interest income from centralized management of funding costs is reported in the Treasury and Investments segment. The United States Operations segment consists of all banking activities conducted by FirstBank in the United States mainland, including commercial and retail banking services. The Virgin Islands Operations segment consists of all banking activities conducted by the Corporation in the U.S. and British Virgin Islands, including commercial and retail banking services and insurance activities.

The accounting policies of the segments are the same as those referred to in Note 1—“Nature of Business and Summary of Significant Accounting Policies”.

The Corporation evaluates the performance of the segments based on net interest income, the estimated provision for loan and lease losses, non-interest income and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the allowance for loan and lease losses.

The following table presents information about the reportable segments (in thousands):

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the Quarter Ended March 31, 2013:
Interest income	$28,220	$58,259	$43,329	$11,460	$8,649	$10,308	$160,225
Net (charge) credit for transfer of funds	(10,271)	(1,038)	(4,148)	12,963	2,494	—	—
Interest expense	—	(6,849)	—	(21,763)	(6,117)	(1,003)	(35,732)

Net interest income (loss)	17,949	50,372	39,181	2,660	5,026	9,305	124,493

Provision for loan and lease losses	(8,588)	(10,181)	(86,111)	—	8,649	10,308	(85,923)
Non-interest income	4,350	10,742	1,459	(168)	2,494	—	18,877
Direct non-interest expenses	(11,648)	(29,668)	(17,588)	(2,406)	(6,117)	(1,003)	(68,430)

Segment (loss) income	$2,063	$21,265	$(63,059)	$86	$10,052	$18,610	$(10,983)

Average earnings assets	$2,100,455	$1,904,624	$4,290,119	$2,689,940	$679,389	$677,336	$12,341,863

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended March 31, 2012:
Interest income	$27,924	$40,616	$49,140	$11,308	$10,194	$12,925	$152,107
Net (charge) credit for transfer of funds	(13,053)	2,088	(6,971)	14,687	3,249	—	—
Interest expense	—	(8,505)	—	(32,280)	(8,143)	(1,313)	(50,241)

Net interest income (loss)	14,871	34,199	42,169	(6,285)	5,300	11,612	101,866

Provision for loan and lease losses	(4,887)	(4,372)	(25,985)	—	4,845	(5,798)	(36,197)
Non-interest income	4,050	6,610	3,018	(1,152)	304	1,881	14,711
Direct non-interest expenses	(11,355)	(22,957)	(11,827)	(1,561)	(6,887)	(9,222)	(63,809)

Segment (loss) income	$2,679	$13,480	$7,375	$(8,998)	$3,562	$(1,527)	$16,571

Average earnings assets	$2,040,789	$1,405,601	$4,823,822	$2,392,242	$781,221	$860,673	$12,304,348

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals:

	Quarter Ended March 31,
	2013	2012
Net (loss) income:
Total (loss) income for segments and other	$(44,631)	$16,571
Other non-interest loss (1)	(5,538)	(6,236)
Other operating expenses	(20,842)	(21,384)

Loss before income taxes	(71,011)	(11,049)
Income tax expense	(1,622)	(2,133)

Total consolidated net loss	$(72,633)	$(13,182)

Average assets:
Total average earning assets for segments	$12,341,863	$12,304,348
Other average earning assets (1)	23,786	43,226
Average non-earning assets	708,214	673,279

Total consolidated average assets	$13,073,863	$13,020,853

(1)	The activities related to the Bank’s equity interest in CPG/GS are presented as an Other non-interest income (loss) and other average earning assets in the table above

NOTE 22 – REGULATORY MATTERS, COMMITMENTS AND CONTINGENCIES

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

Effective June 2, 2010, FirstBank, by and through its Board of Directors, entered into a Consent Order (the FDIC Order) with the FDIC and the Office of the Commissioner of Financial Institutions of Puerto Rico. The FDIC Order provides for various things, including (among other things) the following: (1) having and retaining qualified management; (2) increased participation in the affairs of FirstBank by its Board of Directors; (3) development and implementation by FirstBank of a capital plan to attain a leverage ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 10% and a total risk-based capital ratio of at least 12%; (4) adoption and implementation of strategic, liquidity and fund management and profit and budget plans and related projects within certain timetables set forth in the FDIC Order and on an ongoing basis; (5) adoption and implementation of plans for reducing FirstBank’s positions in certain classified assets and delinquent and non-accrual loans within timeframes set forth in the FDIC Order; (6) refraining from lending to delinquent or classified borrowers already obligated to FirstBank on any extensions of credit so long as such credit remains uncollected, except where FirstBank’s failure to extend further credit to a particular borrower would be detrimental to the best interests of FirstBank, and any such additional credit is approved by the FirstBank’s Board of Directors; (7) refraining from accepting, increasing, renewing or rolling over brokered CDs without the prior written approval of the FDIC; (8) establishment of a comprehensive policy and methodology for determining the allowance for loan and lease losses and the review and revision of FirstBank’s loan policies, including the non-accrual policy; and (9) adoption and implementation of adequate and effective programs of independent loan review, appraisal compliance and an effective policy for managing FirstBank’s sensitivity to interest rate risk. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the FDIC Order. Although all of the regulatory capital ratios exceed the minimum capital ratios for “well capitalized” levels, as well as the minimum capital ratios required by the FDIC Order, as of March 31, 2013, FirstBank cannot be treated as a “well capitalized” institution under regulatory guidance while operating under the FDIC order.

Effective June 3, 2010, First BanCorp entered into the Written Agreement with the Federal Reserve (FED). The Written Agreement provides, among other things, that the holding company must serve as a source of strength to FirstBank, and that, except upon consent of the FED, (1) the holding company may not pay dividends to stockholders or receive dividends from FirstBank, (2) the holding company and its nonbank subsidiaries may not make payments on trust-preferred securities or subordinated debt, and (3) the holding company cannot incur, increase, or guarantee debt or repurchase any capital securities. The Written Agreement also requires that the holding company submit a capital plan that reflects sufficient capital at First BanCorp. on a consolidated basis, which must be acceptable to the FED, and follow certain guidelines with respect to the appointment or change in responsibilities of senior officers. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Written Agreement.

The Corporation submitted its capital plan setting forth how it plans to improve capital positions to comply with the FDIC Order and the Written Agreement over time. In addition to the Capital Plan, the Corporation has submitted to its regulators a liquidity and brokered CD plan, including a contingency funding plan, a non-performing asset reduction plan, a budget and profit plan, a strategic plan, and a plan for the reduction of classified and special mention assets. As of March 31, 2013 the Corporation had completed all of the items included in the Capital Plan and is working on to continue to reduce non-performing loans. Further, the Corporation has reviewed and enhanced the Corporation’s loan review program, various credit policies, the Corporation’s treasury and investment policy, the Corporation’s asset classification and allowance for loan and lease losses and non-accrual policies, the Corporation’s charge-off policy and the Corporation’s appraisal program. The Regulatory Agreements also require the submission to the regulators of quarterly progress reports.

The FDIC Order imposes no other restrictions on FirstBank’s products or services offered to customers, nor does it or the Written Agreement impose any type of penalties or fines upon FirstBank or the Corporation. Concurrent with the FDIC Order, the FDIC has granted FirstBank temporary waivers to enable it to continue accessing the brokered CD market through June 30, 2013. FirstBank will request approvals for future periods.

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

The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and commitments to sell mortgage loans at fair value. As of March 31, 2013, commitments to extend credit amounted to approximately $1.5 billion, of which $998.7 million relate to credit card loans. Commercial and Financial standby letters of credit amounted to approximately $55.5 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. In the case of credit cards and personal lines of credit, the Corporation can cancel at any time and without cause the unused credit facility. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with prospective borrowers.

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

Since the second quarter of 2009, the Corporation has maintained a non-performing asset with a book value of $64.5 million in addition to accrued interest of $2.1 million related to the collateral pledged to Lehman. The Corporation believes that the securities pledged as collateral should not be part of the Lehman bankruptcy estate given the fact that the posted collateral constituted a performance guarantee under the swap agreements and was not part of a financing agreement, and that ownership of the securities was never transferred to Lehman. Upon termination of the interest rate swap agreements, Lehman’s obligation was to return the collateral to the Corporation. During the fourth quarter of 2009, the Corporation discovered that Lehman Brothers, Inc. (“LBI”), acting as agent of Lehman, had deposited the securities in a custodial account at JP Morgan Chase, and that, shortly before the filing of the Lehman bankruptcy proceedings, it had provided instructions to have most of the securities transferred to Barclays Capital (“Barclays”) in New York. After Barclays’s refusal to turn over the securities, the Corporation filed a lawsuit against Barclays in federal court in New York demanding the return of the securities in December 2009. During February 2010, Barclays filed a motion with the court requesting that the Corporation’s claim be dismissed on the grounds that the allegations of the complaint are not sufficient to justify the granting of the remedies therein sought. Shortly thereafter, the Corporation filed its opposition motion. A hearing on the motions was held in court on April 28, 2010. The court, on that date, after hearing the arguments by both sides, concluded that the Corporation’s equitable-based causes of action, upon which the return of the investment securities is being demanded, contain allegations that sufficiently plead facts warranting the denial of Barclays’ motion to dismiss the Corporation’s claim. Accordingly, the judge ordered the case to proceed to trial.

Subsequent to the court decision, the district court judge transferred the case to the Lehman bankruptcy court for trial. Discovery pursuant to that case management plan has been completed. The parties filed dispositive motions on September 13, 2012. Oppositions to such motions and replies thereto were filed in October 2012 and November 2012, respectively. On January 16, 2013, a hearing for oral arguments was held in bankruptcy court. Upon conclusion of the hearing, the judge informed the parties that the matter would be taken under advisement with a written ruling to be issued subsequently. To date, the Judge has not issued its ruling on these motions. The Corporation may not succeed in its litigation against Barclays to recover all or a substantial portion of the securities.

Additionally, the Corporation continues to pursue its claim filed in January 2009 in the proceedings under the Securities Protection Act (“SIPA”) with regard to LBI in the United States Bankruptcy Court for the Southern District of New York. Our claim was filed on the basis that under SIPA the Corporation was a “customer” that “entrusted” securities to LBI, the broker dealer, for safe keeping. With respect to the Corporation’s claim, the Trustee under the SIPA proceeding has been disputing as to whether our claim is an allowable customer claim or not. The Bankruptcy Court has not yet resolved this matter and it is uncertain when a resolution would be issued in this connection.

Because the Corporation has not had the benefit of the use of the investment securities pledged to Lehman (i.e., ability to sell, pledge, or transfer), and because the Corporation has not received principal or interest payments since 2008 (after the collapse of Lehman), the appropriate carrying value of these securities has been under review with our regulators, with heightened concern due to the complex and lengthy litigation regarding this matter. If, as a result of these discussions, developments in the litigation, or for other reasons, the Corporation should determine that it is probable that the asset has been impaired and that it needs to recognize a partial or full loss for the investment securities pledged to Lehman, such an action would adversely affect the Corporation’s results of operations in the period in which such action is taken. The Corporation expects to reassess the recoverability of the asset upon the resolution of the dispositive motions filed with the court.

As of March 31, 2013, First BanCorp and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. Management believes that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position or results of operations.

NOTE 23 – FIRST BANCORP. (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

The following condensed financial information presents the financial position of the Holding Company only as of March 31, 2013 and December 31, 2012 and the results of its operations for the quarters ended March 31, 2013 and 2012.

Statements of Financial Condition

	As of March 31,	As of December 31,
	2013	2012
	(In thousands)
Assets
Cash and due from banks	$34,525	$35,139
Money market investments	6,111	6,111
Investment securities available for sale, at market:
Equity investments	30	31
Other investment securities	1,285	1,300
Investment in First Bank Puerto Rico, at equity	1,584,479	1,663,139
Investment in First Bank Insurance Agency, at equity	8,799	7,697
Investment in FBP Statutory Trust I	3,093	3,093
Investment in FBP Statutory Trust II	3,866	3,866
Other assets	3,809	4,891

Total assets	$1,645,997	$1,725,267

Liabilities and Stockholders’ Equity
Liabilities:
Other borrowings	$231,959	$231,959
Accounts payable and other liabilities	10,039	8,285

Total liabilities	241,998	240,244

Stockholders’ equity	1,403,999	1,485,023

Total liabilities and stockholders’ equity	$1,645,997	$1,725,267

	Quarter Ended
	March 31, 2013	March 31, 2012
	(In thousands)
Income:
Interest income on money market investments	$5	$3
Other income	52	55

	57	58

Expense:
Notes payable and other borrowings	1,746	1,855
Other operating expenses	1,803	946

	3,549	2,801

Loss income taxes and equity in undistributed losses of subsidiaries	(3,492)	(2,743)
Income tax provision	—	—
Equity in undistributed losses of subsidiaries	(69,141)	(10,439)

Net loss	$(72,633)	$(13,182)

NOTE 24 – SUBSEQUENT EVENTS

The Corporation has performed an evaluation of events occurring subsequent to March 31, 2013; management has determined that there are no additional events occurring in this period that required disclosure in or adjustment to the accompanying financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

SELECTED FINANCIAL DATA

	Quarter ended March 31,
(In thousands, except for per share and financial ratios)	2013	2012
Condensed Income Statements:
Total interest income	$160,225	$152,107
Total interest expense	35,732	50,241
Net interest income	124,493	101,866
Provision for loan and lease losses	111,123	36,197
Non-interest income	13,629	8,475
Non-interest expenses	98,010	85,193
Loss before income taxes	(71,011)	(11,049)
Income tax expense	(1,622)	(2,133)
Net loss	(72,633)	(13,182)
Net loss attributable to common stockholders	(72,633)	(13,182)
Per Common Share Results:
Net loss per share basic	$(0.35)	$(0.06)
Net loss per share diluted	$(0.35)	$(0.06)
Cash dividends declared	$—	$—
Average shares outstanding	205,465	205,217
Average shares outstanding diluted	205,465	205,217
Book value per common share	$6.50	$6.65
Tangible book value per common share (1)	$6.21	$6.46
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	(2.25)	(0.41)
Interest Rate Spread (2)	3.77	2.95
Net Interest Margin (2)	4.00	3.25
Return on Average Total Equity	(19.82)	(3.67)
Return on Average Common Equity	(20.70)	(3.84)
Average Total Equity to Average Total Assets	11.37	11.09
Tangible common equity ratio (1)	9.90	10.20
Dividend payout ratio	—	—
Efficiency ratio (3)	70.96	77.21
Asset Quality:
Allowance for loan and lease losses to loans held for investment	3.58	4.70
Net charge-offs (annualized) to average loans (4) (6)	8.10	1.78
Provision for loan and lease losses to net charge-offs (5)	54.47	78.40
Non-performing assets to total assets (6)	8.35	10.18
Non-performing loans held for investment to total loans held for investment (6)	7.14	10.87
Allowance to total non-performing loans held for investment (6)	50.17	43.23
Allowance to total non-performing loans held for investment
excluding residential real estate loans (6)	92.27	62.19
Other Information:
Common Stock Price: End of period	$6.23	$4.40

	As of March 31, 2013	As of December 31, 2012
Balance Sheet Data:
Loans, including loans held for sale	$9,836,317	$10,139,508
Allowance for loan and lease losses	342,531	435,414
Money market and investment securities	2,300,816	1,986,669
Intangible assets	59,424	60,944
Deferred tax asset, net	4,446	4,867
Total assets	13,005,876	13,099,741
Deposits	9,983,569	9,864,546
Borrowings	1,510,399	1,640,399
Total preferred equity	63,047	63,047
Total common equity	1,321,130	1,393,546
Accumulated other comprehensive income, net of tax	19,822	28,430
Total equity	1,403,999	1,485,023

(1)	Non-GAAP measure. Refer to “Capital” discussion below for additional information of the components and reconciliation of these measures.
(2)	On a tax-equivalent basis and excluding the changes in fair value of derivative instruments and financial liabilities measured at fair value (see “Net Interest Income” discussion below for a reconciliation of this non-GAAP measure).
(3)	Non-interest expense to the sum of net interest income and non-interest income. The denominator includes non-recurring income and changes in the fair value of derivative instruments and financial liabilities measured at fair value.
(4)	The net charge-offs to average loans ratio, excluding impact associated with a bulk loan sale and the transfer of loans to held for sale, was 2.87% for the quarter ended March 31, 2013.
(5)	The provision for loan and lease losses to net charge-offs ratio, excluding impact associated with the bulk loan sale and the transfer of loans to held for sale, was 67.61% for the quarter ended March 31, 2013.
(6)	Loans used in the denominator in calculating net charge-off, non performing loan and non-performing asset rates include purchase credit-impaired (“PCI”) loans. However, the Corporation separately tracks and reports PCI loans and exclude these from delinquency, non-performing loan and non-performing asset statistics.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the accompanying consolidated unaudited financial statements of First BanCorp (the “Corporation” or “First BanCorp.”) and should be read in conjunction with such financial statements and the notes thereto.

EXECUTIVE SUMMARY

First BanCorp. is a diversified financial holding company headquartered in San Juan, Puerto Rico offering a full range of financial products to consumers and commercial customers through various subsidiaries. First BanCorp. is the holding company of FirstBank Puerto Rico (“FirstBank” or the “Bank”) and FirstBank Insurance Agency. Through its wholly owned subsidiaries, the Corporation operates offices in Puerto Rico, the United States and British Virgin Islands, and the State of Florida (USA) concentrating in commercial banking, residential mortgage loan originations, finance leases, credit card loans, personal loans, small loans, auto loans, insurance agency and broker-dealer activities.

As described in Note 22 to the Consolidated Financial Statements, Regulatory Matters, Commitment and Contingencies, FirstBank is currently operating under a Consent Order (the “FDIC Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and First BanCorp. has entered into a Written Agreement (the “Written Agreement” and collectively with the FDIC Order (the “Regulatory Agreements”) with the Board of Governors of the Federal Reserve System (the “FED” or “Federal Reserve”).

OVERVIEW OF RESULTS OF OPERATIONS

First BanCorp’s results of operations generally depend primarily upon its net interest income, which is the difference between the interest income earned on its interest-earning assets, including investment securities and loans, and the interest expense incurred on its interest-bearing liabilities, including deposits and borrowings. Net interest income is affected by various factors, including: the interest rate scenario; the volumes, mix and composition of interest-earning assets and interest-bearing liabilities; and the repricing characteristics of these assets and liabilities. The Corporation’s results of operations also depend on the provision for loan and lease losses, which have significantly affected the results of operations in the recent years, non-interest expenses (such as personnel, occupancy, deposit insurance premiums and other costs), non-interest income (mainly service charges and fees on deposits, insurance income and revenues from broker-dealer operations), gains (losses) on sales of investments, gains (losses) on mortgage banking activities, and income taxes.

Net loss for the quarter ended March 31, 2013 amounted to $72.6 million, or a loss of $0.35 per diluted common share, compared to a net loss of $13.2 million, or a loss of $0.06 per diluted common share for the quarter ended March 31, 2012. The Corporation’s financial results for the first quarter of 2013, as compared to the first quarter of 2012, were principally impacted by: (i) a $74.9 million increase in the provision for loan and lease losses driven by a $64.1 million charge to the provision related to a bulk sale of adversely classified assets and valuation adjustments to certain loans transferred to held for sale, increases in the reserve requirement for certain large commercial relationships that migrated into non-performing and adversely classified categories, and the provision required for the credit card portfolio that was acquired in late May 2012 (carrying value of $344.9 million, net of discount of $14.3 million, as of March 31, 2013), and (ii) an increase of $12.8 million in non-interest expenses driven by expenses related to the credit card portfolio, higher losses on other real estate owned (“REO” or “OREO”) operations, and non-recurring professional service costs, including $3.9 million specifically related to the bulk sale of assets and $1.2 million related to an offer to exchange common stock for preferred stock, which offer was terminated in April 2013. These variances were partially offset by a $22.6 million increase in net interest income mainly achieved through reductions in the overall cost of funding and the contribution of the credit card portfolio acquired in the second quarter of 2012. Additionally, non-interest income increased $5.2 million mainly driven by interchange and other related fees earned on the credit cards portfolio, lower other-than-temporary impairment (“OTTI”) charges on private-label mortgage-backed securities, and a decrease in equity in losses of unconsolidated entities.

The key components of the Corporation’s financial results for the quarter ended March 31, 2013 include the following:

•

Net interest income for the quarter ended March 31, 2013 was $124.5 million, compared to $101.9 million for the same period in 2012. The increase was driven by an improvement of 75 basis points in the net interest margin, excluding fair value adjustments (for definition and reconciliation of this non-GAAP measure, refer to “Net Interest Income” discussion below) to 3.95%. The improvement in net interest margin was primarily due to: (i) a decrease of 52 basis points in the average cost of funding achieved through lower deposit pricing, an improved deposit mix, and the maturity of high-cost borrowings, and (ii) the contribution of the credit card portfolio acquired from FIA Card Services (FIA) in late May 2012. This acquisition increased the average balance of consumer loans by approximately $352.7 million and contributed $16.5 million to interest income, including $2.7 million related to the discount accretion recorded as an adjustment to the yield of the purchased portfolio. The interest income recognized on credit cards was the main driver for the 31 basis points increase in the yield of total earning assets. Refer to the “Net Interest Income” discussion below for additional information.

•

The provision for loan and lease losses for the first quarter of 2013 was $111.1 million, including $64.1 million related to the bulk sale of assets and the transfer of certain loans to held for sale for which there are executed purchase transactions, compared to $36.2 million for the same period in 2012. Excluding the impact of the bulk sale and the transfer of loans to held for sale, the provision for loan and lease losses for the first quarter of 2013 was $47.0 million, an increase of $10.8 million when compared to the same period in 2012. This increase primarily reflects the inflow of certain large commercial relationships into non-performing and adversely classified categories, the provision required for the non-PCI credit card portfolio acquired in the second quarter of 2012, and an increase in the provision for residential mortgage loans.

During the first quarter of 2013, the Corporation entered into three separate agreements to sell loans. On March 28, 2013, the Corporation completed the sale of adversely classified loans with a book value of $211.4 million ($100.1 million of commercial and industrial (“C&I”) loans, $68.8 million of commercial mortgage loans, $41.3 million of construction loans, and $1.2 million of residential mortgage loans), and $6.3 million of OREO properties in a cash transaction. The sales price of this bulk sale was $120.2 million, or 55% of the book value before reserves, for the $217.7 million of loans and OREO and $1.3 million of other related receivables. Approximately $39.9 million of reserves had already been allocated to the loans. This transaction resulted in total charge-offs of $98.5 million and an incremental loss of $58.9 million, reflected in the provision for loan and lease losses for the first quarter of 2013. In addition, the Corporation recorded $3.9 million of professional fees specifically related to the bulk sale of assets. This transaction resulted in a total loss of $62.8 million.

The other two agreements consist of a Letter of Intent and a Definitive Agreement entered into during the first quarter of 2013 for the sale of non-performing loans with an aggregate book value of $101.4 million. These two transactions are expected to close in 2013 and the loans were reclassified to held for sale in the first quarter of 2013. The recorded investment in these loans was written down to $80.8 million, which resulted in charge-offs of $20.4 million and an incremental net loss of $5.2 million reflected in the provision for loan and lease losses for the first quarter of 2013. The Corporation’s primary goal with respect to these sales is to accelerate the disposition of non-performing assets, which is a priority objective of its strategic plan. In addition, the Corporation reclassified an additional $80.2 million of commercial mortgage and construction non-performing loans to held for sale. The transfer of these additional loans to held for sale resulted in charge-offs of $15.5 million.

The following table summarizes the impact of the bulk sale of assets and the transfer of loans to held for sale in the financial statements:

(Dollars in thousands, except per share information)	As Reported (GAAP)	Bulk Sale Transaction Impact	Loans Transferred To Held For Sale Impact	Excluding Bulk Sale and Loans Transferred To Held For Sale Impact (Non-GAAP)
2013 First Quarter
Total net charge-offs (1)	$204,006	$98,519	$35,953	$69,534
Total net charge-offs to average loans	8.10%			2.87%
Residential mortgage	11,580	1,031	—	10,549
Residential mortgage loans net charge-offs to average loans	1.65%			1.50%
Commercial mortgage	56,036	40,057	14,553	1,426
Commercial mortgage loans net charge-offs to average loans	12.06%			0.34%
Commercial and Industrial	84,829	44,678	—	40,151
Commercial and Industrial loans net charge-offs to average loans	11.16%			5.47%
Construction	38,515	12,753	21,400	4,362
Construction loans net charge-offs to average loans	44.66%			7.74%

Provision for loan and lease losses	$111,123	$58,890	$5,222	$47,011
Residential mortgage	7,948	979	—	6,969
Commercial Mortgage	36,397	29,753	(1,033)	7,677
Commercial & Industrial	35,292	20,766	—	14,526
Construction	21,948	7,392	6,255	8,301

Non-interest expenses	$98,010	$3,878	$—	$94,132
Professional fees	9,920	3,878	—	6,042

Net loss	$(72,633)	$(62,768)	$(5,222)	$(4,643)

Net loss per common share	$(0.35)	$(0.30)	$(0.03)	$(0.02)

1	- Charge-off percentages annualized

The Corporation’s net charge-offs for the first quarter of 2013 were $ 204.0 million, or 8.10% of average loans on an annualized basis, including $134.5 million of charge-offs related to the bulk sale and the transfer of loans to held for sale. Excluding the impact of charge-offs related to the bulk sale and the transfer of loans to held for sale, total net charge-offs for the first quarter of 2013 were $69.5 million, or 2.87% of average loans, compared to $46.2 million, or an annualized 1.78% for the same period in 2012. The increase was primarily due to a $25.4 million charge-off related to a single commercial relationship restructured in the first quarter of 2013 into a split NoteA/NoteB. The provision for loan and lease losses and net charge-offs, excluding the impact of the bulk sale and the transfer of loans to held for sale are Non-GAAP measures, refer to “Basis of Presentation” discussion below for additional information. Also refer to the discussions under “Provision for loan and lease losses” and “Risk Management” below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios.

•

Non-interest income amounted to $13.6 million for the first quarter of 2013, compared to $8.5 million for the quarter ended March 31, 2012. The increase in non-interest income was mainly due to $2.3million of interchange and other fees related to the credits cards portfolio, a $1.1 million decrease in OTTI charges on debt securities, a $0.7 million reduction in equity in losses of unconsolidated entities, and an increase of $0.5 million in revenues from the insurance agency activities.

•

Non-interest expenses for the first quarter of 2013 amounted to $98.0 million, compared to $85.2million for the same period in 2012. The increase was mainly related to: (i) an increase in professional fees expense primarily related to non-recurring charges, including $3.9 million specifically related to the bulk sale of assets and $1.2 million related to the terminated preferred stock exchange offer, (ii) a $3.9 million increase in losses on REO operations driven in part by the impact in the first quarter of 2012 of gains of $1.3 million on the sale of commercial properties, a $0.7 million loss incurred in the first quarter of 2013 related to OREO properties sold to another company, and higher write downs to the value of repossessed properties, (iii) expenses related to the credit portfolio, including $1.4 million related to the servicing of this portfolio and $1.0 million associated with the Purchased credit card relationship intangible asset amortization, (iv) a $1.9 million increase in employees’ compensation and benefits, and (iv) and increase of $0.8 million in business promotion expenses mainly due to accrued expenses related to the credit cards portfolio rewards program. Refer to the “Non Interest Expenses” discussion below for additional information.

•

For the first quarter of 2013, the Corporation recorded an income tax expense of $1.6 million, compared to an income tax expense of $2.1 million for the same period in 2011. The decrease was primarily related to lower taxable income from profitable subsidiaries. The Corporation’s banking subsidiary, First Bank, continues to maintain a full valuation allowance with respect to its net deferred tax asset. Refer to the “Income Taxes” discussion below for additional information.

•

Total assets were approximately $13.0 billion as of March 31, 2013, down $93.9 million from December 31, 2012. The decrease was primarily reflected in total loans, net of allowance, which declined $210.3 million led by the bulk sale of assets. Cash and cash equivalents decreased by $184.3 million and total investments increased by $314.4 million mainly due to purchases of approximately $395 million of 15-20 years U.S. agency mortgage-backed securities. Refer to the “Financial Condition and Operating Data” discussion below for additional information.

•

As of March 31, 2013, liabilities totaled $11.6 billion, a decrease of approximately $12.8 million from December 31, 2012. The decrease in total liabilities was mainly attributable to the repayment of $130 million of matured FHLB advances, a decline of $14.4 million of government deposits, and a reduction of $12.6 million in brokered certificates of deposit (“CDS”). Non-brokered deposits, excluding government deposits, increased $145.6 million reflecting increases in both commercial and retail deposits. Refer to the “Risk Management – Liquidity and Capital Adequacy” discussion below for additional information about the Corporation’s funding sources.

•

The Corporation’s total stockholders’ equity amounted to $1.40 billion as of March 31, 2013, a decrease of $81.0 million from December 31, 2012, driven by the net loss of $72.6 million and a decrease of $8.6 million in other comprehensive income due to lower unrealized gains on available-for-sale securities. Refer to the “Risk Management – Capital” section below for additional information.

•

Total loan production, including purchases, refinancings and draws from existing revolving and non-revolving commitments, amounted to approximately $715.3 million, excluding the utilization activity on outstanding credit cards, compared to $569.3 million for the comparable period in 2012. The increase in loan production during 2013, as compared to the first quarter of 2012, was mainly related to increased volumes primarily in the residential mortgage, auto and commercial lending businesses.

•

Total non-performing loans, including non-performing loans held for sale, were $830.7 million at March 31, 2013. This represents a decrease of $147.1 million, or 15%, from $977.8 million at December 31, 2012. This reduction reflects the impact of the inclusion in the bulk sale of non-performing loans having a book value of $178.7 million and net charge-offs of $36.0 million related to the transfer of loans to held for sale, partially offset by the increase in inflows of commercial mortgage and construction loans to non-performing status. Refer to the “Risk Management—Non-accruing and Non-performing Assets” section below for additional information.

CRITICAL ACCOUNTING POLICIES AND PRACTICES

The accounting principles of the Corporation and the methods of applying these principles conform to generally accepted accounting principles in the United States (“GAAP”). The Corporation’s critical accounting policies relate to the 1) allowance for loan and lease losses; 2) other-than-temporary impairments; 3) income taxes; 4) classification and values of investment securities; 5) valuation of financial instruments; 6) income recognition on loans; 7) loan acquisitions, and 8) equity method accounting for investments in unconsolidated entities. These critical accounting policies involve judgments, estimates and assumptions made by management that affect the amounts recorded for assets and liabilities and for contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimates, if different assumptions or conditions prevail. Certain determinations inherently require greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than those originally reported.

The Corporation’s critical accounting policies are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in First BanCorp’s 2012 Annual Report on Form 10-K. There have not been any material changes in the Corporation’s critical accounting policies since December 31, 2012.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the excess of interest earned by First BanCorp. on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp.’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter ended March 31, 2013 was $124.5 million compared to $101.9 million for the comparable period in 2012. On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments and unrealized gains and losses on liabilities measured at fair value, net interest income for the quarter ended March 31, 2013 was $125.7 million compared to $103.3 million for the comparable period of 2012.

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

Part I

Quarter ended March 31,	Average Volume		Interest income (1) / expense		Average Rate (1)
(Dollars in thousands)	2013	2012	2013	2012	2013	2012
	(Dollars in thousands)
Interest-earning assets:
Money market & other short-term investments	$779,412	$502,182	$539	$369	0.28%	0.30%
Government obligations (2)	325,835	956,338	1,851	4,078	2.30%	1.72%
Mortgage-backed securities	1,536,027	899,370	9,515	7,435	2.51%	3.32%
Corporate bonds	—	2,000	—	29	0.00%	5.83%
FHLB stock	33,117	36,651	415	401	5.08%	4.40%
Equity securities	1,364	1,377	—	—	0.00%	0.00%

Total investments (3)	2,675,755	2,397,918	12,320	12,312	1.87%	2.07%

Residential mortgage loans	2,814,973	2,790,723	38,004	38,740	5.48%	5.58%
Construction loans	344,983	432,550	2,617	2,659	3.08%	2.47%
C&I and commercial mortgage loans	4,899,586	5,611,554	47,849	56,643	3.96%	4.06%
Finance leases	237,245	243,344	5,086	5,312	8.69%	8.78%
Consumer loans	1,781,120	1,311,075	55,544	37,850	12.65%	11.61%

Total loans (4) (5)	10,077,907	10,389,246	149,100	141,204	6.00%	5.47%

Total interest-earning assets	$12,753,662	$12,787,164	$161,420	$153,516	5.13%	4.83%

Interest-bearing liabilities:
Brokered CDs	$3,437,601	$3,636,596	$11,798	$19,733	1.39%	2.18%
Other interest-bearing deposits	5,672,033	5,473,194	13,746	17,001	0.98%	1.25%
Other borrowed funds	1,131,959	1,251,580	8,163	10,217	2.92%	3.28%
FHLB advances	410,551	363,792	2,025	3,241	2.00%	2.58%

Total interest-bearing liabilities (6)	$10,652,144	$10,725,162	$35,732	$50,192	1.36%	1.88%

Net interest income			$125,688	$103,324

Interest rate spread					3.77%	2.95%
Net interest margin					4.00%	3.25%

(1)	On an adjusted tax-equivalent basis. The adjusted tax-equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less Puerto Rico statutory tax rate (30.0%) and adding to it the cost of interest-bearing liabilities. The tax-equivalent adjustment recognizes the income tax savings when comparing taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread and net interest margin on a fully tax-equivalent basis. Therefore, management believes these measures provide useful information to investors by allowing them to make peer comparisons. Changes in the fair value of derivative and unrealized gains or losses on liabilities measured at fair value are excluded from interest income and interest expense because the changes in valuation do not affect interest paid or received.
(2)	Government obligations include debt issued by government sponsored agencies.
(3)	Unrealized gains and losses in available-for-sale securities are excluded from the average volumes.
(4)	Average loan balances include the average of non-performing loans.
(5)	Interest income on loans includes $3.6 million and $2.4 million for the first quarter of 2013 and 2012, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.
(6)	Unrealized gains and losses on liabilities measured at fair value are excluded from the average volumes.

Part II

	Quarter ended March 31, 2013 compared to 2012 Increase (decrease) Due to:
(In thousands)	Volume	Rate	Total
	(In thousands)
Interest income on interest-earning assets:
Money market & other short-term investments	$197	$(27)	$170
Government obligations	(3,169)	942	(2,227)
Mortgage-backed securities	4,600	(2,520)	2,080
Corporate bonds	(29)	—	(29)
FHLB stock	(44)	58	14

Total investments	1,555	(1,547)	8

Residential mortgage loans	178	(914)	(736)
Construction loans	(618)	576	(42)
C&I and commercial mortgage loans	(7,374)	(1,420)	(8,794)
Finance leases	(163)	(63)	(226)
Consumer loans	14,168	3,526	17,694

Total loans	6,191	1,705	7,896

Total interest income	7,746	158	7,904

Interest expense on interest-bearing liabilities:
Brokered CDs	(1,041)	(6,894)	(7,935)
Other interest-bearing deposits	506	(3,761)	(3,255)
Other borrowed funds	(959)	(1,095)	(2,054)
FHLB advances	499	(1,715)	(1,216)

Total interest expense	(995)	(13,465)	(14,460)

Change in net interest income	$8,741	$13,623	$22,364

Portions of the Corporation’s interest-earning assets, mostly investments in obligations of some U.S. government agencies and sponsored entities, generate interest which is exempt from income tax, principally in Puerto Rico. Also, interest and gains on sales of investments held by the Corporation’s international banking entities (“IBEs”) are tax-exempt under the Puerto Rico tax law (refer to the Income Taxes discussion below for additional information). To facilitate the comparison of all interest data related to these assets, the interest income had been converted to an adjusted taxable equivalent basis. The tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less the Puerto Rico statutory tax rate as adjusted for changes to enacted tax rates (30.0% for 2013 and 2012) and adding to it the average cost of interest-bearing liabilities. The computation considers the interest expense disallowance required by Puerto Rico tax law. Refer to the “Income Taxes” discussion below for additional information about the Puerto Rico tax law.

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

The following table reconciles net interest income in accordance with GAAP to net interest income, excluding valuations, and net interest income on an adjusted tax-equivalent basis. The table also reconciles net interest spread and net interest margin on a GAAP basis to these items excluding valuations and on an adjusted tax-equivalent basis:

(Dollars in thousands)	Quarter Ended March 31,
	2013	2012
Interest Income - GAAP	$160,225	$152,107
Unrealized gain on derivative instruments	(400)	(332)

Interest income excluding valuations	159,825	151,775
Tax-equivalent adjustment	1,595	1,741

Interest income on a tax-equivalent basis excluding valuations	161,420	153,516
Interest Expense - GAAP	35,732	50,241
Unrealized loss on medium-term notes measured at fair value	—	(49)

Interest expense excluding valuations	35,732	50,192

Net interest income - GAAP	$124,493	$101,866

Net interest income excluding valuations	$124,093	$101,583

Net interest income on a tax-equivalent basis excluding valuations	$125,688	$103,324

Average Balances
Loans and leases	$10,077,907	$10,389,246
Total securities and other short-term investments	2,675,755	2,397,918

Average Interest-Earning Assets	$12,753,662	$12,787,164

Average Interest-Bearing Liabilities	$10,652,144	$10,725,162

Average Yield/Rate
Average yield on interest-earning assets - GAAP	5.10%	4.78%
Average rate on interest-bearing liabilities - GAAP	1.36%	1.88%

Net interest spread - GAAP	3.74%	2.90%

Net interest margin - GAAP	3.96%	3.20%

Average yield on interest-earning assets excluding valuations	5.08%	4.77%
Average rate on interest-bearing liabilities excluding valuations	1.36%	1.88%

Net interest spread excluding valuations	3.72%	2.89%

Net interest margin excluding valuations	3.95%	3.20%

Average yield on interest-earning assets on a tax-equivalent basis and excluding valuations	5.13%	4.83%
Average rate on interest-bearing liabilities excluding valuations	1.36%	1.88%

Net interest spread on a tax-equivalent basis and excluding valuations	3.77%	2.95%

Net interest margin on a tax-equivalent basis and excluding valuations	4.00%	3.25%

Interest income on interest-earning assets primarily represents interest earned on loans held for investment and investment securities.

Interest expense on interest-bearing liabilities primarily represents interest paid on brokered CDs, branch-based deposits, repurchase agreements, advances from the FHLB and notes payable.

Unrealized gains or losses on derivatives represent changes in the fair value of derivatives, primarily interest rate swaps and caps used for protection against rising interest rates.

Unrealized gains or losses on liabilities measured at fair value represent the change in the fair value of medium-term notes elected to be measured at fair value, other than the accrual of interests. These medium-term notes were repaid in 2012.

Derivative instruments, such as interest rate swaps, are subject to market risk. While the Corporation does have certain trading derivatives to facilitate customer transactions, the Corporation does not utilize derivative instruments for speculative purposes. As of March 31, 2013, most of the interest rate swaps outstanding are used for protection against rising interest rates. Refer to Note 9 of the accompanying unaudited consolidated financial statements for further details concerning the notional amounts of derivative instruments and additional information. As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on net interest income. This will depend, for the most part, on the shape of the yield curve, the level of interest rates, as well as the expectations for rates in the future.

Net interest income increased 22% to $124.5 million for the first quarter of 2013 from $101.9 million in the first quarter of 2012. The increase in net interest income was primarily driven by an increase in net interest margin resulting from a reduction in the average cost of funds, an improved deposit mix, and interest income contributed by the credit cards portfolio acquired late in May 2012.

The net interest margin excluding valuations for the first quarter of 2013, improved by 75 basis points to 3.95% compared to 3.20% for the first quarter of 2012. The improvement in the net interest margin excluding valuations was mainly derived from improved deposit pricing, an improved deposit mix, renewals of maturing brokered CDs at lower current rates, and funding cost reductions resulting from maturities of high cost borrowings. The average cost of brokered CDs decreased by 79 basis points for the first quarter of 2013, compared to the same period in 2012, and the average balance of brokered CDs decreased by $199.0 million. These reductions resulted in a decline of $7.9 million in interest expense. Over the past 12 months, the Corporation repaid approximately $2.5 billion of maturing brokered CDs with an all-in cost of 2.06% and new issuance amounted to $2.3 billion with an all-in cost of 0.95%. The Corporation also reduced the average cost of funds by lowering the rates paid on certain of its savings, interest-bearing checking accounts and retail CDs. The average rate paid on non-brokered deposits declined by 27 basis points for the first quarter of 2013 when compared to the same period in 2012, driving a reduction of approximately $3.3 million in interest expense. The average balance of non-brokered interest bearing deposits increased by $198.8 million compared to the first quarter of 2012. The Corporation’s strategic focus remains to grow non-brokered deposits and improve the overall funding mix. In addition, the Corporation benefited from the maturities of some high-cost borrowings including: (i) the maturity of a $100 million repurchase agreement in April 2012 that carried a cost of 4.38%, (ii) maturities over the last 12 months of approximately $275 million of FHLB advances at an average cost of 3.21% and issuances of approximately $300 million at an average cost of 1.11%, and (iii) the full impact of the restructuring of $200 million of repurchase agreements during the first quarter of 2012, which resulted in a reduction of $0.3 million in interest expense.

Also contributing to the improvement in net interest income and margin was additional interest income of $16.5 million recorded in the first quarter of 2013 from the credit cards portfolio purchased late in May, 2012, including $2.7 million related to the discount accretion recorded as an adjustment to the yield of the purchased portfolio. This purchase increased the average volume of consumer loans by approximately $352.7 million for the quarter and, together with an increase of $102.4 million in the average volume of auto loans, were the main driver for the 31 basis points increase in the yield of total earning assets. The increase in the average volume of consumer loans, driven by the credit card loans purchased and a higher auto loan portfolio, was offset primarily by a decline in the average balance of commercial loans driven by significant repayments of commercial credit facilities, foreclosures and charge-offs during 2012. However, while this decrease in the average volume of C&I and commercial mortgage loans resulted in lower interest income from these portfolios, a decrease of $8.7 million compared to the same period in 2012, the impact of this decrease in volume did not offset the improvement in margin contributed by the credits cards portfolio. Average total loans decreased $311.3 million for the first quarter of 2013, when compared to the same period in 2012, while the interest yield on loans, excluding valuations, improved to 5.97% compared to 5.43% for the same period in 2012. Partially offsetting the aforementioned contributions to the improvement in the net interest margin, was an increase of $277.2 million in average cash balances, at an average rate of 0.28%, due to heightened regulatory liquidity expectations for the industry and the challenging interest rate environment.

On an adjusted tax-equivalent basis, net interest income increased by $22.4 million, or 22%, for the first quarter of 2013 compared to the same period in 2012. The increase for the first quarter of 2013, as compared to the corresponding period of 2012, was principally due to reductions in the overall cost of funding and the contribution of the credit cards portfolio resulting in improvements in the net interest margin, as discussed above. The tax-equivalent adjustment decreased by $0.1 million. The tax-equivalent adjustment increases interest income on tax-exempt securities and loans by an amount which makes tax-exempt income comparable, on a pre-tax basis, to the Corporation’s taxable income as previously stated.

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

For the quarter ended on March 31, 2013, the Corporation recorded a provision for loan and lease losses of $111.1 million, including $64.1 million related to the bulk sale of assets and the transfer of loans to held for sale. Excluding the impact of the bulk sale and the transfer of loans to held for sale, the provision for loan and lease losses for the first quarter of 2013 was $47.0 million, an increase of $10.8 million when compared to the same period in 2012. The increase primarily reflects the migration into non-performing and adversely classified categories of three large commercial relationships totaling approximately $132 million that required a provision of $17.8 million during the first quarter of 2013, the provision required for the non-PCI credit cards portfolio acquired from FIA in the second quarter of 2012, and a higher provision for residential mortgage loans. Partially offsetting these increases were reduced charges to specific reserves on a lower level of adversely classified and impaired loans and the overall decrease in the size of the C&I portfolio. The bulk sale of approximately $217.7 million of adversely classified assets, resulted in charge-offs of approximately $98.5 million. In determining the historical loss rate for the computation of the general reserve, the Corporation includes the portion of these charge-offs that were related to the acceleration of previously reserved credit losses amounting to approximately $39.9 million. The Corporation considered that the portion not deemed credit related losses was not indicative of the ultimate losses that may have occurred had the assets been resolved on an individual basis, over time and not on a steeply discounted bulk sale. A transaction, such as this one entered into to expedite the reduction of non-performing and adversely classified asset, that is unusual and deemed not reflective of normal charge-off history can be excluded from an historical analysis.

In terms of geography and categories, in Puerto Rico, the Corporation recorded a provision of $104.9 million in the first quarter of 2013, including $57.9 million related to the bulk sale and transfer of loans to held for sale. Excluding the impact of the bulk sale and the transfer of loans to held for sale, the provision for loan and lease losses in Puerto Rico for the first quarter of 2013 was $47.0 million, or $11.8 million higher than the provision recorded in the first quarter of 2012. The increase was primarily related to the aforementioned migration of three large relationships to adversely classified categories and non-performing status that required a provision of $17.8 million, which was partially offset by lower charges to specific reserves of C&I loans on a reduced level of impaired loans. Excluding the impact of the bulk sale and losses associated with the transfer of loans to held for sale, the provision for commercial mortgage and construction loans in Puerto Rico increased by $1.8 million and $2.2 million, respectively, compared to the provision recorded in the first quarter of 2012. The provision for C&I loans in Puerto Rico, excluding the impact of the bulk sale and the transfer of loans to held for sale, decreased by $0.7 million in the first quarter of 2013, compared to the same period in 2012 driven by the reduction in the overall size of this portfolio and reduced charges to specific reserves commensurate with the decrease in the level of impaired loans. The higher provision was also attributable to the $5.8 million increase in the provision for consumer loans, mainly related to the credit card portfolio acquired in May 2012, and a $2.7 million increase in the provision for residential mortgage loans, mainly due to adjustments that are reflective of the current market conditions, including assumptions regarding loss severities that, among other things, considered current resolution and liquidation strategies.

With respect to the loan portfolio in the United States, the Corporation recorded a provision of $1.5 million for the first quarter of 2013, compared to a reserve release of $4. 8 million in the first quarter of 2012. The variance reflects the impact in the first quarter of 2012 a $3.3 million reserve release related to a $5.3 million non-performing residential mortgage loan paid-off during the first quarter of 2012. A higher provision was also attributed to a $2.8 million increase related to commercial mortgage loans mainly due to higher loss rates applied to the general reserve of the portfolio and updated appraisals.

The Virgin Islands region recorded a provision of $4.7 million, including a provision of $6.3 million related to a construction loan relationship transferred to held for sale. The Corporation expects to complete the sale of this loan relationship during 2013. Excluding the impact of the loans transferred to held for sale, the Corporation recorded a reserve release of $1.5 million in the Virgin Islands for the first quarter of 2013, compared to a provision of $5.8 million for the same period in 2012. Most of the reserve release in 2013 was related to the residential mortgage loans portfolio, due to updated appraisals and lower charge-offs, and consumer loans, due to improvements in delinquency and charge-offs trends.

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

Non-Interest Income

	Quarter Ended March 31,
	2013	2012
	(In thousands)
Service charges on deposit accounts	$3,380	$3,247
Mortgage banking activities	4,580	4,475
Insurance income	2,020	1,480
Broker-dealer income	—	1,263
Other operating income	9,304	5,453

Non-interest income before net loss on investments, and
equity in losses of unconsolidated entities	19,284	15,918

Proceeds from securities litigation settlement and other proceeds	—	26
OTTI on debt securities	(117)	(1,233)

Net loss on investments	(117)	(1,207)

Equity in losses of unconsolidated entities	(5,538)	(6,236)

Total	$13,629	$8,475

Non-interest income primarily consists of service charges on deposit accounts; commissions derived from various banking, securities and insurance activities; gains and losses on mortgage banking activities; interchange and other fees related to debit and credit cards; equity in earnings (losses) of unconsolidated entities; and net gains and losses on investments and impairments.

Service charges on deposit accounts include monthly fees, overdraft fees and other fees on deposit accounts.

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

Broker-dealer income consists of commissions earned from the Corporation’s broker-dealer subsidiary activities, FirstBank Puerto Rico Securities.

The other operating income category is composed of miscellaneous fees such as debit, credit card and point of sale (POS) interchange fees and check and cash management fees.

The net gain (loss) on investment securities reflects gains or losses as a result of sales that are consistent with the Corporation’s investment policies as well as OTTI charges on the Corporation’s investment portfolio.

Equity in earnings (losses) of unconsolidated entities is related to the FirstBank’s investment in CPG/GS, the entity that purchased $269 million of loans from FirstBank during the first quarter of 2011. The Bank holds a 35% subordinated ownership interest in CPG/GS. The majority owner of CPG/GS is entitled to recover its initial investment and a priority return of 12% prior to any return paid to the Bank. Accordingly, the Bank’s investment of $18.4 million in CPG/GS is at risk. Refer to Note 12 of the Corporation’s unaudited financial statements for the quarter ended March 31, 2013 for additional information about the Bank’s investment in CPG/GS, including information about the determination of the initial value of the investment.

Non-interest income increased by $5.2 million, to $13.6 million for the first quarter of 2013 from $8.5 million for the first quarter of 2012. The increase in non-interest income was primarily due to:

•	A $2.3 million increase attributable to interchange and other fees related to the credits cards portfolio acquired in May 2012, recorded as part of “Other operating income” in the table above.

•

A $1.1 million decrease in OTTI charges on debt securities. The OTTI charge for both periods is solely related to credit losses associated with private label mortgage backed securities held by the Corporation with an amortized cost of $65.8 million as of March 31, 2013.

•

A $0.7 million decrease in equity in losses of unconsolidated entities. This adjustment is related to the Bank’s investment in CPG/GS. This investment is accounted for under the equity method and following the hypothetical liquidation book value (“HLBV”) method to determine the Bank’s share in CPG/GS earnings or losses. Under the HLBV method, the Bank determines its share in CPG/GS earnings or losses by determining the difference between its claim on CPG/GS book value at the end of the period as compared to the beginning of the period. The positive variance results from changes in the fair value of loans receivable held by CPG/GS where fair value is determined on a discounted cash flow basis. At valuation dates, key inputs and assumptions are updated to reflect changes in the market, the performance of the underlying assets, and expectations of a market participant.

•

A $0.5 million increase in income from the insurance agency activities, primarily reflecting higher contingent seasonal profit sharing received by the agency based on the volume of insurance policies production.

Partially offsetting these increases was a $1.2 million decrease from the Corporation’s broker-dealer activities, primarily driven by fees recorded in the first quarter of 2012 in connection with the underwriting of notes and bonds issued by government entities in Puerto Rico. No fees were earned during the first quarter of 2013.

Non-Interest Expenses

The following table presents the detail of non-interest expenses for the periods indicated:

	Quarter Ended March 31,
	2013	2012
	(In thousands)
Employees’ compensation and benefits	$33,554	$31,611
Occupancy and equipment	15,070	15,676
Insurance and supervisory fees	12,806	13,008
Taxes, other than income taxes	2,989	3,416
Professional fees	9,920	5,179
Servicing and processing fees	5,448	2,160
Business promotion	3,357	2,547
Communications	1,814	1,721
Net loss on REO and REO operations	7,310	3,443
Other	5,742	6,432

Total	$98,010	$85,193

Non-interest expenses increased by $12.8 million to $98.0 million for the first quarter of 2013 compared to $85.2 million for the first quarter of 2012. The increase was principally attributable to:

•

Non-recurring professional service charges of $5.1 million incurred in the first quarter of 2013, including $3.9 million specifically related to the bulk sale of assets and $1.2 million related to the not consummated preferred stock exchange offer.

•

A $3.9 million increase in losses from REO operations driven in part by the impact in 2012 of gains of $1.3 million on the sale of commercial REO properties. In addition, higher write downs to the value of repossessed properties with a loss of $0.7 million realized on the sale of REO properties to another company in 2013 contributed to the higher losses.

•	A $3.2 million increase in servicing and processing fees, mainly related to the servicing of the credit cards portfolio acquired in May 2012.

•

A $1.9 million increase in employee compensation and benefits primarily due to the filling of vacant positions, including several managerial and supervisory positions, and higher incentive and stock-based compensation expenses.

•	A $ 0.8 million increase in business promotion expenses, including higher marketing expenses and accrued expenses related to the credit cards portfolio rewards program.

•	The amortization of the Purchased credit cards relationship intangible asset of $0.9 million, included as part of “Other” in the table above.

Partially offset by:

•	The impact in 2012 of a $2.5 million non-recurring charge associated with the collectability of certain tax credits, and

•	A decrease of $0.5 million in the FDIC deposit insurance premium.

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

Under the Puerto Rico Internal Revenue Code of 2011 (the “2011 PR Code”), the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns and, thus, the Corporation is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss, a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable carry forward period (7 years under the 2011

PR Code, except that, for losses incurred during tax years commenced after December 31, 2004 and before December 31, 2012, when the carryforward period is extended to 10 years). The 2011 PR Code provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations.

Under the 2011 PR Code, First BanCorp. is subject to a maximum statutory tax rate of 30% (25% for taxable years commencing after December 31, 2013 if certain economic conditions are met by the Puerto Rico economy). The 2011 PR Code also includes an alternative minimum tax of 20% that applies if the Corporation’s regular income tax liability is less than the alternative minimum tax requirements.

The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through an International Banking Entity of the Bank and through the Bank’s subsidiary, FirstBank Overseas Corporation, whose interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation. The IBEs and FirsBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico. An IBE that operates as a unit of a bank pays income taxes at normal rates to the extent that the IBEs’ net income exceeds 20% of the bank’s total net taxable income.

For the quarter ended March 31, 2013, the Corporation recorded an income tax expense of $1.6 million compared to an income tax expense of $2.1 million for the same period in 2012. The decrease was primarily due to lower taxable income from profitable subsidiaries. The income tax in the interim financial statements is calculated based on the income of individual subsidiaries and the currently valid tax rates as a best possible estimate. As of March 31, 2013, the deferred tax asset, net of a valuation allowance of $384.4 million, amounted to $4.4 million compared to $4.9 million as of December 31, 2012. The Corporation’s banking subsidiary, First Bank, continues to maintain a full valuation allowance with respect to its net deferred tax asset.

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

In assessing the weight of positive and negative evidence, a significant negative factor that resulted in the maintenance of the valuation allowance was that the Corporation’s banking subsidiary, FirstBank Puerto Rico, continues in a three-year historical cumulative loss position as of March 31, 2013, mainly due to charges to the provision for loan and lease losses as a result of the economic downturn. As of March 31, 2013, management concluded that $4.4 million of the deferred tax asset will be realized as it relate to profitable subsidiaries and to amounts that can be realized through future reversals of existing taxable temporary differences. To the extent the realization of a portion, or all, of the tax asset becomes “more likely than not” based on changes in circumstances (such as, improved earnings, changes in tax laws or other relevant changes), a reversal of that portion of the deferred tax asset valuation allowance will then be recorded.

The authoritative accounting guidance prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken on income tax returns. Under this guidance, income tax benefits are recognized and measured based upon a two-step analysis: 1) a tax position must be more likely than not to be sustained based solely on its technical merits in order to be recognized, and 2) the benefit is measured as the largest dollar amount of that position that is more likely than not to be sustained upon settlement. The difference between the benefit recognized under this analysis and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit (“UTB”).

During the third quarter of 2011, the Corporation recorded UTBs of $2.4 million, all of which would, if recognized, affect the Corporation’s effective tax rate. The Corporation classified all interest and penalties, if any, related to tax uncertainties as income tax expense. As of March 31, 2013, the Corporation’s accrued interest that relates to tax uncertainties amounted to $1.2 million and there is no need to accrue for the payment of penalties. For the quarter ended March 31, 2013, the total amount of interest recognized by the Corporation as part of income tax expense related to tax uncertainties was $0.1 million. During the first quarter of 2013, there was no change to the UTB of $2.4 million. The amount of UTBs may increase or decrease for various reasons, including changes in the amounts for current tax year positions, the expiration of open income tax returns due to the expiration of statutes of limitations, changes in management’s judgment about the level of uncertainty, the status of examinations, litigation and legislative activity and the addition, or elimination of uncertain tax positions. The years 2007 through 2009 have been examined by the United States Internal Revenue Service (“IRS”) and disputed issues have been taken to administrative appeals. Although the timing of the resolution and/or closure of audits is highly uncertain, the Corporation believes it is reasonably possible that the IRS will conclude the audit of years 2007 through 2009 within the next 12 months. If any issues addressed in the IRS audit are resolved in a manner not consistent with the Corporation’s expectations, the Corporation could be required to adjust its provision for income taxes in the period such resolution occurs. The Corporation currently cannot reasonably estimate a range of possible changes to existing reserves.

The Corporation’s liability for income taxes includes its liability for UTBs, and interest that relates to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the 2011 PR Code is 4 years; the statute of limitations for Virgin Islands and for U.S. income tax purposes is 3 years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For Puerto Rico and Virgin Islands income tax purposes, all tax years subsequent to 2009 remain open to examination. Taxable years from 2007 remain open to examination for U.S. income tax purpose.

Recent developments

On April 25, 2013 the Governor of Puerto Rico submitted the Fiscal Year 2013-2014 budget to the Legislature. The Puerto Rico Senate has filed Bill 544 (“SB 544”) to enact the “Tax Burden Adjustment and Redistribution Act” with the goal of generating revenues that would mitigate the economic crisis affecting the Government of Puerto Rico. The House of Representatives also filed an equivalent bill (“HR 1073”). The proposed tax legislation will impact most industries and businesses in the Island, and includes provisions that impact income taxes, Sales and Use Tax (“SUT”), and proposes a new tax on insurance premiums. Among the most notable proposals are the elimination of the business to business SUT exclusion applicable to services rendered from one registered business to another registered business, including the leasing of motor vehicles as a taxable service subject to the SUT, a proposal to include service charges imposed by financial institutions to other businesses as an activity subject the SUT, and imposing a special premium tax of 1% on insurance premiums subscribed by insurance companies. The Corporation is currently evaluating the impact of the proposed bill on its operations.

FINANCIAL CONDITION AND OPERATING DATA ANALYSIS

Assets

Total assets were approximately $13.0 billion as of March 31, 2013, down $93.9 million from December 31, 2012. Total loans, net of the allowance for loan and lease losses, decreased by $210.3 million, led by the bulk sale of assets. Cash and cash equivalents decreased by $184.3 million and total investments increased by $314.4 million mainly due to purchases of approximately $395 million of 15-20 Years U.S. agency MBS.

Loan Portfolio

The following table presents the composition of the Corporation’s loan portfolio, including loans held for sale, as of the dates indicated:

(In thousands)	March 31, 2013	December 31, 2012
Residential mortgage loans	$2,714,083	2,747,217

Commercial loans:
Commercial mortgage loans	1,671,269	1,883,798
Construction loans	222,762	361,875
Commercial and Industrial loans	2,680,133	2,793,157
Loans to a local financial institution collateralized by real estate mortgages	252,238	255,390

Total commercial loans	4,826,402	5,294,220

Finance leases	238,587	236,926
Consumer loans	1,781,474	1,775,751

Total loans held for investment	9,560,546	10,054,114
Less:
Allowance for loan and lease losses	(342,531)	(435,414)

Total loans held for investment, net	$9,218,015	$9,618,700
Loans held for sale	275,771	85,394

Total loans, net	$9,493,786	$9,704,094

As of March 31, 2013, the Corporation’s total loans, net of allowance, decreased by $210.3 million, when compared with the balance as of December 31, 2012. The major reductions were mainly the result of the bulk sale of assets, which was mainly composed of adversely classified loans with a book value of $211.4 million ($100.1 million of C&I loans, $68.8 million of commercial mortgage loans, $41.3 million of construction loans, and $1.2 million of residential mortgage loans).

Of the total gross loan portfolio of $9.8 billion as of March 31, 2013 approximately 85% have credit risk concentration in Puerto Rico, 8% in the United States (mainly in the state of Florida) and 7% in the Virgin Islands, as shown in the following table:

As of March 31, 2013	Puerto Rico	Virgin Islands	United States	Total
	(In thousands)
Residential mortgage loans	$2,062,771	$372,917	$278,395	$2,714,083

Commercial mortgage loans	1,278,184	68,003	325,082	1,671,269
Construction loans	153,039	41,146	28,577	222,762
Commercial and Industrial loans	2,490,845	106,146	83,142	2,680,133
Loans to a local financial institution collateralized by real estate mortgages	252,238	—	—	252,238

Total commercial loans	4,174,306	215,295	436,801	4,826,402
Finance leases	238,587	—	—	238,587
Consumer loans	1,701,042	49,593	30,839	1,781,474

Total loans held for investment, gross	$8,176,706	$637,805	$746,035	$9,560,546
Allowance for loans and lease losses	(280,195)	(17,219)	(45,117)	(342,531)

Total loans held for investment, net	7,896,511	620,586	700,918	9,218,015
Loans held for sale	233,418	42,353	—	275,771

Total loans	$8,129,929	$662,939	$700,918	$9,493,786

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

The following table details First BanCorp’s loan production, including purchases, refinancings, and draws from existing revolving and non-revolving commitments for the periods indicated:

	Quarter Ended March 31,
	2013	2012
	(In thousands)
Residential real estate	$229,717	$161,851
C&I and commercial mortgage	265,128	236,979
Construction	28,375	10,089
Finance leases	25,149	22,359
Consumer	253,844	137,996

Total loan production	$802,213	$569,274

The Corporation is experiencing continued loan demand and has continued its targeted origination strategy. During the first quarter of 2013, total loan originations, including refinancings and draws from existing revolving and non-revolving commitments, amounted to approximately $802.2 million, compared to $569.3 million in loan originations in the first quarter of 2012. C&I loan originations (excluding government loans) amounted to $208.0 million, compared to $166.4 million in the first quarter of 2012; the increase was mainly related to new C&I loan originations with individual amounts in excess of $1 million primarily in the Florida region. Government loan originations amounted to $52.2 million, a decrease of $11.3 million compared to the first quarter of 2012. Residential mortgage loan originations and purchases amounted to $229.7 million for the first quarter of 2013 compared to $161.9 million for the first quarter of 2012. Originations of auto loans (including finance leases) amounted to $146.1 million for the first quarter of 2013 compared to $116.8 million for the first quarter of 2012 and other personal loan originations amounted to $46.0 million, compared to $43.5 million for the first quarter of 2012. Also included is the utilization activity on outstanding credit cards portfolio acquired in May 2012 of approximately $86.9 million for the first quarter of 2013.

Residential Real Estate Loans

As of March 31, 2013, the Corporation’s residential real estate loan portfolio held for investment decreased by $33.1 million as compared to the balance as of December 31, 2012, reflecting sales of $59.6 million of loans to FNMA and FHLMC, foreclosures of $15.3 million, charge-offs and principal repayments, partially offset by loan originations retained in the portfolio during the period. The majority of the Corporation’s outstanding balance of residential mortgage loans consists of fixed-rate, fully amortizing, full documentation loans. In accordance with the Corporation’s underwriting guidelines, residential real estate loans are mostly fully documented loans, and the Corporation is not actively involved in the origination of negative amortization loans, or adjustable-rate mortgage loans. Refer to the “Contractual Obligations and Commitments” discussion below for additional information about outstanding commitments to sell mortgage loans.

Commercial and Construction Loans

As of March 31, 2013, the Corporation’s commercial and construction loan portfolio held for investment decreased by $467.8 million, as compared to the balance as of December 31, 2012, The reduction primarily reflect the impact of adversely classified commercial loans included in the bulk sale of assets with a book value of $210.2 million ($100.1 million of C&I loans, $68.8 million of commercial mortgage loans, and $41.3 million of construction loans), the transfer of $181.6 million of non-performing loans to the held for sale, and to a lesser extent, charge-offs recorded during the quarter, including a $25.4 million charge-off related to a single commercial relationship restructured in the first quarter of 2013 into a split Note A/B. The Corporation’s commercial loans are primarily variable-and adjustable-rate loans.

As of March 31, 2013, the Corporation had $175.9 million outstanding in credit facilities granted to the Puerto Rico government and/or its political subdivisions, up from $158.4 million as of December 31, 2012, and $39.3 million granted to the government of the Virgin Islands, up from $35.5 million as of December 31, 2012. A substantial portion of these credit facilities consists of loans to municipalities in Puerto Rico for which the good faith, credit, and unlimited taxing power of the applicable municipality have been pledged to their repayment. Another portion of these obligations consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power and water utilities. Public corporations have varying degrees of independence from the central government and many receive appropriations or other payments from it.

In addition to loans extended to government entities, the largest loan to one borrower as of March 31, 2013 in the amount of $252.2 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual real-estate loans, mostly 1-4 residential mortgage loans.

Construction loans originations increased by $18.3 million when compared to the same period in 2012. Significantly all of the increase is related to a single loan relationship under a previously established commitment. The Corporation has significantly reduced its exposure to construction loans in its Florida operations and construction loan originations in Puerto Rico are mainly draws from existing commitments. All of the construction loan originations in 2013 was related to disbursements from previous established commitments.

The decrease in the construction loan portfolio was driven by the impact of construction loans included in the bulk sale with a book value of $41.3 million and the transfer of construction loans to held for sale of $78.4 million

The composition of the Corporation’s construction loan portfolio held for investment as of March 31, 2013 by category and geographic location follows:

As of March 31, 2013	Puerto Rico	Virgin Islands	United States	Total
	(In thousands)
Loans for residential housing projects:
Mid-rise(1)	$25,304	$4,850	$37	$30,191
Single-family, detached	20,898	—	3,166	24,064

Total for residential housing projects	46,202	4,850	3,203	54,255

Construction loans to individuals secured by residential properties	5,790	4,597	—	10,387
Loans for commercial projects	41,335	4,045	—	45,380
Bridge loans - residential	20,470	—	—	20,470
Bridge loans - commercial	—	13,636	12,397	26,033
Land loans - residential	28,903	11,183	6,717	46,803
Land loans - commercial	9,269	2,000	6,260	17,529
Working capital	950	1,041	—	1,991

Total before net deferred fees and allowance for loan losses	$152,919	$41,352	$28,577	$222,848
Net deferred fees	120	(206)	—	(86)

Total construction loan portfolio, gross	153,039	41,146	28,577	222,762
Allowance for loan losses	(21,313)	(7,764)	(15,956)	(45,033)

Total construction loan portfolio, net	$131,726	$33,382	$12,621	$177,729

(1)	Mid-rise relates to buildings of up to 7 stories.

The following table presents further information on the Corporation’s construction portfolio as of and for the quarter ended March 31, 2013:

(In Thousands)
Total undisbursed funds under existing commitments	$57,669

Construction loans held for investment in non-accrual status	$59,810

Construction loans held for sale in non-accrual status	$57,056

Net charge offs - Construction loans (1)	$38,515

Allowance for loan losses - Construction loans	$45,033

Non-performing construction loans to total construction loans, including held for sale	41.77%

Allowance for loan losses - construction loans to total construction loans held for investments	20.22%

Net charge-offs (annualized) to total average construction loans (2)	44.66%

(1)	Includes net charge-offs of $34.2 million related to the bulk loan sale and the transfer of loans to held for sale.
(2)	The ratio of construction loans net charge-offs to average loans, excluding charge-offs associated with the bulk loan sale and the transfer of loans to held for sale, was 7.74%

The following summarizes the construction loans for residential housing projects in Puerto Rico segregated by the estimated selling price of the units:

(In Thousands)
Under $300k	16,079
$300k - $600k	—
Over $600k(1)	30,123

$46,202

(1)	Mainly composed of four residential housing projects in Puerto Rico.

Consumer Loans and Finance Leases

As of March 31, 2013, the Corporation’s consumer loan and finance leases portfolio increased by $7.4 million, as compared to the portfolio balance as of December 31, 2012. This is mainly the result of loan originations activity during the first quarter of 2013, mainly driven by auto loans originations, partially offset by charge-offs and repayments.

Investment Activities

As part of its strategy to diversify its revenue sources and maximize its net interest income, First BanCorp. maintains an investment portfolio that is classified as available-for-sale. The Corporation’s total investment securities portfolio as of March 31, 2013 amounted to $2.1 billion, an increase of $314.4 million, from December 31, 2012 mainly due to increases of approximately $299 million in mortgage backed securities resulting from the purchase of approximately $395 million of 15-20 Years U.S. Agency MBS with an average yield of 1.88% as the Corporation deployed some of its cash balances, generating income between 0.25% and 0.35%, into highly liquid securities with a higher yield.

Approximately 94% of the Corporation’s available-for-sale securities portfolio is invested in U.S. Government and Agency debentures and fixed-rate U.S. government sponsored-agency MBS (mainly GNMA, FNMA and FHLMC fixed-rate securities). The Corporation’s investment in equity securities classified as available for sale is minimal, approximately $0.1 million, which consists of common stock of another financial institution in Puerto Rico. As of March 31, 2013, the Corporation held approximately $68.7 million of Puerto Rico government obligations. The Commonwealth of Puerto Rico credit rating was downgraded by Moody’s in December 2012 to Baa3 with a negative outlook, with various factors noted, including the lack of clear growth catalysts, the fiscal budget deficits, and the financial condition of the public sector employee pension plans, which are significantly underfunded. In addition, in March 2013, S&P downgraded the Commonwealth of Puerto Rico rating to BBB-, one step from junk status, with a negative outlook. S&P based the decision on the result of an estimated fiscal 2013 budget gap, which S&P views as significantly larger than originally budgeted. These downgrades could have an adverse impact on economic conditions, but its ultimate impact is unpredictable and may not be immediately apparent.

The following table presents the carrying value of investments at the indicated dates:

	As of March 31, 2013	As of December 31, 2012
	(In thousands)
Money market investments	$216,628	$216,835

Investment securities available-for-sale, at fair value:
U.S. Government and agencies obligations	270,848	247,072
Puerto Rico government obligations	68,653	71,200
Mortgage-backed securities	1,711,764	1,412,774
Equity securities	30	31

	2,051,295	1,731,077

Other equity securities, including $31.6 million and $37.5 million of FHLB stock as of March 31, 2013 and December 31, 2012, respectively	32,892	38,757

Total money market and investment securities	$2,300,815	$1,986,669

Mortgage-backed securities at the indicated dates consist of:

(In thousands)	As of March 31, 2013	As of December 31, 2012
Available-for-sale:
FHLMC certificates	$251,040	$129,240
GNMA certificates	555,562	604,672
FNMA certificates	856,485	627,636
Collateralized Mortgage Obligations issued or guaranteed by FHLMC	235	300
Other mortgage pass-through certificates	48,442	50,926

Total mortgage-backed securities	$1,711,764	$1,412,774

The carrying values of investment securities classified as available-for-sale as of March 31, 2013 by contractual maturity (excluding mortgage-backed securities and equity securities) are shown below:

(Dollars in thousands)	Carrying Amount	Weighted Average Yield %
U.S. Government and agencies obligations
Due within one year	$7,500	0.17
Due after one year through five years	50,179	1.05
Due after five years through ten years	213,169	1.31

	270,848	1.23

Puerto Rico Government obligations
Due after one year through five years	9,931	3.50
Due after five years through ten years	38,409	4.49
Due after ten years	20,313	5.78

	68,653	4.74

Total	339,501	1.96
Mortgage-backed securities	1,711,764	2.77
Equity securities	30	—

Total investment securities available for sale	$2,051,295	2.63

Net interest income of future periods could be affected by prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on these securities, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration of the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. Approximately $25 million of FHLB debt securities with an average yield of 0.35% were called during the first quarter of 2013. As of March 31, 2013, the Corporation has approximately $115.8 million in debt securities (U.S. Agencies and Puerto Rico government securities) with embedded calls and with an average yield of 1.47%. Refer to the “Risk Management” section below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and of the interest rate risk management strategies followed by the Corporation. Also refer to Note 4 to the accompanying unaudited consolidated financial statements for additional information regarding the Corporation’s investment portfolio.

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

The Corporation’s risk management policies are described below as well as in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of First BanCorp’s 2012 Annual Report on Form 10-K.

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

The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. As of March 31, 2013, FirstBank could not pay any dividend to the parent company except upon receipt of prior approval by the FED because of the FDIC Order.

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

The Corporation manages its liquidity in a proactive manner, and maintains a sound liquidity position. Multiple measures are utilized to monitor the Corporation’s liquidity position, including core liquidity, basic liquidity, and time-based reserve measures. As of March 31, 2013, the estimated Core Liquidity reserve, (which includes cash and free liquid assets), was $1.3 billion or 9.92% of total assets. The Basic Liquidity ratio, (which adds available secured lines of credit to the core liquidity), was approximately 12.93% of total assets. At period end, the Corporation had $392.0 million available for additional credit from the FHLB NY. Unpledged liquid securities as of March 31, 2013 mainly consisted of fixed-rate MBS and U.S. agency debentures amounting to approximately $657.9 million. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the Basic Liquidity measure. Most of the cash balances are deposited with the Federal Reserve Bank and in money market instruments generating interest income between 0.25% and 0.35%. As of March 31, 2013, the holding company had $40.6 million of cash and cash equivalents. Cash and cash equivalents at the Bank level as of March 31, 2013 were approximately $755.5 million. The Bank has $78.4 million of FHLB advances maturing over the next twelve months. In addition, it had $3.4 billion in brokered CDs as of March 31, 2013, of which approximately $2.0 billion mature over the next twelve months. Liquidity at the Bank level is highly dependent on bank deposits, which fund 77.2% of the Bank’s assets (or 51.3% excluding brokered CDs). The Corporation has continued to issue brokered CDs pursuant to temporary approvals received from the FDIC to renew or roll over brokered CDs up to certain amounts through June 30, 2013. Management cannot be certain it will continue to obtain waivers from the restrictions to issue brokered CDs under the FDIC Order to meet its obligations and execute its business plans.

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

The Corporation has continued reducing the amounts of brokered CDs. The reductions in brokered CDs are consistent with the requirements of the FDIC Order that preclude the issuance of brokered CDs without FDIC approval and require a plan to reduce the amount of brokered CDs. Brokered CDs decreased $12.6 million to $3.4 billion as of March 31, 2013. At the same time as the Corporation focuses on reducing its reliance on brokered deposits, it is seeking to add core deposits. During the first quarter of 2013, the Corporation increased non-brokered deposits, excluding government deposits, by $145.6 million.

The Corporation continues to have the support of creditors, including counterparties to repurchase agreements, the FHLB, and other agents such as wholesale funding brokers. While liquidity is an ongoing challenge for all financial institutions, management believes that the Corporation’s available borrowing capacity and efforts to grow retail deposits will be adequate to provide the necessary funding for the Corporation’s business plans in the foreseeable future.

The Corporation’s principal sources of funding are:

Brokered CDs – A large portion of the Corporation’s funding has been retail brokered CDs issued by FirstBank. Total brokered CDs decreased by $12.6 million to $3.4 billion as of March 31, 2013. Although all of the Bank’s regulatory capital ratios exceeded the established “well capitalized” levels at March 31, 2013, and the minimum capital requirements of the FDIC Order, because of the FDIC Order, FirstBank cannot be considered a “well capitalized” institution under regulatory guidance and cannot replace maturing brokered CDs without the prior approval of the FDIC. Since the issuance of the FDIC Order, the FDIC has granted the Bank quarterly waivers to enable it to continue accessing the brokered deposit market. The most recent waiver is effective through June 30, 2013. The Bank will request approvals for future periods. The Corporation used proceeds from repayments of loans and investments to pay down maturing borrowings, including brokered CDs. Also, the Corporation successfully implemented its core deposit growth strategy that resulted in an increase of $145.6 million in non-brokered deposits, excluding government deposits, during the first quarter of 2013.

The average remaining term to maturity of the retail brokered CDs outstanding as of March 31, 2013 is approximately 1.2 years. Approximately 0.13% of the principal value of these certificates is callable at the Corporation’s option.

The use of brokered CDs has been particularly important for the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining regular retail deposits in Puerto Rico. The brokered CDs market is very competitive and liquid, and the Corporation has been able to obtain substantial amounts of funding in short periods of time. This strategy has enhanced the Corporation’s liquidity position, since the brokered CDs are insured by the FDIC up to regulatory limits and can be obtained faster compared to regular retail deposits. During the first quarter of 2013, the Corporation issued $552.6 million in brokered CDs with an average cost of 0.84% to renew maturing brokered CDs. Management believes it will continue to obtain waivers from the restrictions in the issuance of brokered CDs under the FDIC Order to meet its obligations and execute its business plans.

The following table presents a maturity summary of brokered and retail CDs with denominations of $100,000 or higher as of March 31, 2013:

Total
(In thousands)
Three months or less	$820,726
Over three months to six months	904,341
Over six months to one year	1,120,780
Over one year	1,887,859

Total	$4,733,706

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

Retail deposits – The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. Total deposits, excluding brokered CDs and government deposits, increased by $145.6 million to $6.1 billion from the balance of $6.0 billion as of December 31, 2012, reflecting increases in core-deposit products such as savings and interest-bearing checking accounts, as well as in non-interest bearing deposits spread through the Corporation’s geographic segments. Government deposits decreased by $14.4 million from $529.4 million as of December 31, 2012 to $515.0 million as of March 31, 2013. Refer to Note 13 in the accompanying unaudited financial statements for further details.

Refer to the “Net Interest Income” discussion above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarters ended March 31, 2013 and 2012.

Securities sold under agreements to repurchase - The Corporation’s investment portfolio is funded in part with repurchase agreements. Securities sold under repurchase agreements were $900 million as of March 31, 2013 and December 31, 2012. One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. All of the $900 million of repurchase agreements outstanding as of March 31, 2013 consist of structured repurchase agreements. In addition to repos, the Corporation has been able to maintain access to credit by using cost-effective sources such as FHLB advances. Refer to Note 14 in the Corporation’s unaudited financial statements for the period ended March 31, 2013 for further details about repurchase agreements outstanding by counterparty and maturities.

Under the Corporation’s repurchase agreements, as is the case with derivative contracts, the Corporation is required to pledge cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines due to changes in interest rates, a liquidity crisis or any other factor, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Given the quality of the collateral pledged, recently the Corporation has not experienced significant margin calls from counterparties arising from credit-quality-related write-downs in valuations and, as of March 31, 2013, it had only $0.5 million of cash equivalent instruments deposited in connection with collateralized interest rate swap agreements.

Advances from the FHLB – The Corporation’s Bank subsidiary is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages as collateral for advances taken. As of March 31, 2013 and December 31, 2012, the outstanding balance of FHLB advances was $378.4 million and $508.4 million, respectively. During the first quarter of 2013, the Corporation repaid $130 million of maturing FHLB advances that carried an average cost of 3.39%. At March 31, 2013, the Corporation had $392.0 million available for additional credit on FHLB lines of credit.

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

The cumulative trust preferred debentures are presented in the Corporation’s consolidated statement of financial condition as Other Borrowings, net of related issuance costs. The variable rate trust preferred securities are fully and unconditionally guaranteed by the Corporation. The $100 million Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and the $125 million issued in September 2004 mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Debentures may be shortened (such shortening would result in a mandatory redemption of the variable rate trust preferred securities). The trust preferred securities, subject to certain limitations, qualify as Tier I regulatory capital under current Federal Reserve rules and regulations. The Collins Amendment to the Dodd-Frank Act excludes Trust-Preferred Securities from Tier 1 Capital and has a provision to effectively phase-out the use of trust-preferred securities issued before May 19, 2010 as Tier 1 Capital over a 3-year period. U.S. federal regulators recently postponed the adoption of the Basel III capital requirements indefinitely. At March 31, 2013, the Corporation had $225 million in trust preferred securities that are subject to the proposed phase-out 3-year period under Basel III.

With respect to the outstanding subordinated debentures, the Corporation had elected to defer the interest payments that were due in March 2012. June 2012, September 2012, December 2012 and March 2013. The aggregate amount of payments deferred and accrued approximates $9.3 million as of March 31, 2013. Future interest payments are subject to Federal Reserve approval.

The Corporation’s principal uses of funds are the origination of loans and the repayment of maturing deposits and borrowings. The Corporation has committed substantial resources to its mortgage-banking subsidiary, FirstMortgage Inc. As a result, the ratio of residential real estate loans as a percentage of total loans has increased over time from 14% at December 31, 2004 to 28% at March 31, 2013. Commensurate with the increase in its mortgage banking activities, the Corporation has also invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities. The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid in large part because of the sale or guarantee programs of the FHA, VA, HUD, FNMA and FHLMC. The Corporation obtained Commitment Authority to issue GNMA mortgage-backed securities from GNMA and, under this program; the Corporation completed the securitization of approximately $69.9 million of FHA/VA mortgage loans into GNMA MBS during the first quarter of 2013. Any regulatory actions affecting GNMA, FNMA or FHLMC could adversely affect the secondary mortgage market.

Impact of Credit Ratings on Access to Liquidity

The Corporation’s liquidity is contingent upon its ability to obtain external sources of funding to finance its operations. The Corporation’s current credit ratings and any further downgrades in credit ratings can hinder the Corporation’s access to external funding and/or cause external funding to be more expensive, which could in turn adversely affect results of operations. Also, changes in credit ratings may further affect the fair value of unsecured derivatives that consider the Corporation’s own credit risk as part of the valuation.

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

The Corporation’s credit as a long-term issuer is currently rated B+ by Standard & Poor’s (“S&P”) and B - by Fitch Ratings Limited (“Fitch”). At the FirstBank subsidiary level, long-term issuer ratings are currently B3 by Moody’s Investor Service, six notches below their definition of investment grade; B+ by S&P four notches below their definition of investment grade, and B - by Fitch, six notches below their definition of investment grade.

Cash Flows

Cash and cash equivalents were $762.3 million as of March 31, 2013, a decrease of $184.5 million when compared to the balance as of December 31, 2012, while for March 31, 2012 the total balance of cash and cash equivalents amounted to $618.2 million an increase of $171.6 million from December 31, 2011. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during the first quarter of 2013 and 2012.

Cash Flows from Operating Activities

First BanCorp’s operating assets and liabilities vary significantly in the normal course of business due to the amount and timing of cash flows. Management believes cash flows from operations, available cash balances and the Corporation’s ability to generate cash through short - and long-term borrowings will be sufficient to fund the Corporation’s operating liquidity needs.

For the first quarter of 2013 and 2012, net cash provided by operating activities was $30.7 million and $86.4 million, respectively. Net cash generated from operating activities was higher than net loss reported largely as a result of adjustments for operating items such as the provision for loan and lease losses, depreciation and amortization and sales of loans held for sale.

Cash Flows from Investing Activities

The Corporation’s investing activities primarily relate to originating loans to be held to maturity and purchasing, selling and repayments of available-for-sale and held-to-maturity investment securities. For the quarter ended March 31, 2013, net cash used in investing activities was $202.1 million, primarily reflecting purchases of investment securities.

For the first quarter of 2012, net cash provided by investing activities was $107.5 million, primarily reflecting proceeds from loans (including sales and paydowns), as well as proceeds from securities called during the first quarter of 2012, and MBS prepayments.

Cash Flows from Financing Activities

The Corporation’s financing activities primarily include the receipt of deposits and issuance of brokered CDs, the issuance and payments of long-term debt, the issuance of equity instruments and activities related to its short-term funding. In addition, the Corporation paid monthly dividends on its preferred stock and quarterly dividends on its common stock until it suspended dividends beginning in August 2009. During the first quarter of 2013, net cash used in financing activities was $13.1 million due to repayments of maturing FHLB advances, and brokered CDs.

In the first quarter of 2012, net cash used in financing activities was $22.2 million due to repayments of maturing FHLB advances, notes payable and brokered CDs.

Capital

The Corporation’s stockholders’ equity amounted to $1.4 billion as of March 31, 2013, a decrease of $81.0 million compared to the balance as of December 31, 2012, driven by the net loss of $72.6 million for the first quarter and a decrease of $8.6 million in other comprehensive income due to lower unrealized gains on available for sale securities. As a result of the Written Agreement with the FED, currently neither First BanCorp., nor FirstBank, is permitted to pay dividends on capital securities without prior approval.

Effective June 2, 2010, FirstBank, by and through its Board of Directors, entered into the FDIC Order (see “Description of Business”). Although all the regulatory capital ratios exceed the established “well capitalized” levels and the minimum capital requirements established by the FDIC Order, because of the FDIC Order, FirstBank cannot be treated as a “well capitalized” institution under regulatory guidance. Set forth below are First BanCorp.’s, and FirstBank’s regulatory capital ratios as of March 31, 2013 and December 31, 2012, based on existing established FED and FDIC guidelines.

		Banking Subsidiary
	First BanCorp	FirstBank	To be well capitalized	Consent Order Requirements over time
As of March 31, 2013
Total capital (Total capital to risk-weighted assets)	17.44%	16.98%	10.00%	12.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	16.15%	15.69%	6.00%	10.00%
Leverage ratio	12.06%	11.74%	5.00%	8.00%
As of December 31, 2012
Total capital (Total capital to risk-weighted assets)	17.82%	17.35%	10.00%	12.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	16.51%	16.04%	6.00%	10.00%
Leverage ratio	12.60%	12.25%	5.00%	8.00%

The decrease in capital ratios was primarily related to the total loss of $68.0 million on the bulk sale of assets and the transfer of certain loans to held for sale.

In June 2012, the U.S. banking regulators jointly published three notices of proposed rulemaking that are essentially intended to implement the Basel III for U.S. banks. Together these notices of proposed rulemaking would, among other things: (i) implement in the United States the Basel III regulatory capital reforms including those that revise the definition of capital, increase minimum capital ratios, and introduce a minimum Tier 1 common equity ratio of 4.5% and a capital conservation buffer of 2.5% (for a total minimum Tier 1 common equity ratio of 7.00%); (ii) Revise “Basel I” rules for calculating risk-weighted assets to enhance risk sensitivity; and (iii) comply with the Dodd-Frank Act provision prohibiting the reliance of external credit ratings.

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

The tangible common equity ratio and tangible book value per common share are non-GAAP measures generally used by the financial community to evaluate capital adequacy. Tangible common equity is total equity less preferred equity, goodwill, core deposit intangibles, and purchased credit card relationship intangible assets. Tangible assets are total assets less goodwill, core deposit intangibles, and purchased credit card relationship intangible assets. Refer to “Basis of Presentation” section below for additional information.

The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets for the periods ended March 31, 2013 and December 31, 2012 respectively:

(In thousands, except ratios and per share information)	March 31, 2013	December 31, 2012
Total equity - GAAP	$1,403,999	$1,485,023
Preferred equity	(63,047)	(63,047)
Goodwill	(28,098)	(28,098)
Purchased credit card relationship	(22,580)	(23,511)
Core deposit intangible	(8,746)	(9,335)

Tangible common equity	$1,281,528	$1,361,032

Total assets - GAAP	$13,005,876	$13,099,741
Goodwill	(28,098)	(28,098)
Purchased credit card relationship	(22,580)	(23,511)
Core deposit intangible	(8,746)	(9,335)

Tangible assets	$12,946,452	$13,038,797

Common shares outstanding	206,228	206,235

Tangible common equity ratio	9.90%	10.44%
Tangible book value per common share	$6.21	$6.60

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

The following table reconciles stockholders’ equity (GAAP) to Tier 1 common equity:

(In thousands)	March 31, 2013	December 31, 2012
Total equity - GAAP	$1,403,999	$1,485,023
Qualifying preferred stock	(63,047)	(63,047)
Unrealized gain on available-for-sale securities (1)	(19,868)	(28,476)
Disallowed deferred tax asset (2)	—	—
Goodwill	(28,098)	(28,098)
Core deposit intangible	(8,746)	(9,335)
Other disallowed assets	(2,515)	(4,032)

Tier 1 common equity	$1,281,725	$1,352,035

Total risk-weighted assets	$9,721,502	$9,933,719
Tier 1 common equity to risk-weighted assets ratio	13.18%	13.61%

(1)	Tier 1 capital excludes net unrealized gains (losses) on available-for-sale debt securities and net unrealized gains on available-for-sale equity securities with readily determinable fair values, in accordance with regulatory risk-based capital guidelines. In arriving at Tier 1 capital, institutions are required to deduct net unrealized losses on available-for-sale equity securities with readily determinable fair values, net of tax.
(2)

Approximately $10 million and $11 million of the Corporation’s deferred tax assets as of March 31, 2013 and December 31, 2012, respectively, was included without limitation in regulatory capital pursuant to the risk-based capital guidelines. According to regulatory capital guidelines, the deferred tax assets that are dependent upon future taxable income are limited for inclusion in Tier 1 capital to the lesser of: (i) the amount of such deferred tax asset that the entity expects to realize within one year of the calendar quarter end-date, based on its projected future taxable income for that year or (ii) 10% of the amount of the entity’s Tier 1 capital. Approximately $6 million of the Corporation’s other net deferred tax liability as of March 31, 2013 and $6 million as of December 31, 2012 represented primarily the deferred tax effects of unrealized gains and losses on available-for-sale debt securities, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines.

Off - Balance Sheet Arrangements

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

As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. As of March 31, 2013, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $1.5 billion, (including $998.7 million pertaining to credit card loans) and $55.5 million, respectively. Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation do not enter into interest rate lock agreements with prospective borrowers in connection with mortgage banking activities.

Contractual Obligations and Commitments

The following table presents a detail of the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments As of March 31, 2013
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In thousands)
Contractual obligations: (1)
Certificates of deposit	$5,612,890	$3,394,968	$1,849,711	$363,230	$4,981
Securities sold under agreements to repurchase	900,000	—	—	700,000	200,000
Advances from FHLB	378,440	78,440	—	300,000	—
Other borrowings	231,959	—	—	—	231,959

Total contractual obligations	$7,123,289	$3,473,408	$1,849,711	$1,363,230	$436,940

Commitments to sell mortgage loans	$63,081	$63,081

Standby letters of credit	$11,894	$11,894

Commitments to extend credit:
Lines of credit	$1,489,626	$1,489,626
Letters of credit	43,591	43,591
Commitments to originate loans	64,765	64,765

Total commercial commitments	$1,597,982	$1,597,982

(1)	$3.6 million of tax liability, including accrued interest of $1.2 million, associated with unrecognized tax benefits have been excluded due to the high degree of uncertainty regarding the timing of future cash flows associated with such obligations.

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

Since the second quarter of 2009, the Corporation has maintained a non-performing asset with a book value of $64.5 million in addition to accrued interest of $2.1 million related to the collateral pledged with Lehman. The Corporation believes that the securities pledged as collateral should not be part of the Lehman bankruptcy estate given the fact that the posted collateral constituted a performance guarantee under the swap agreements and was not part of a financing agreement, and that ownership of the securities was never transferred to Lehman. Upon termination of the interest rate swap agreements, Lehman’s obligation was to return the collateral to the Corporation. During the fourth quarter of 2009, the Corporation discovered that Lehman Brothers, Inc. (“LBI”), acting as agent of Lehman, had deposited the securities in a custodial account at JP Morgan Chase, and that, shortly before the filing of the Lehman bankruptcy proceedings, it had provided instructions to have most of the securities transferred to Barclays Capital (“Barclays”) in New York. After Barclays’s refusal to turn over the securities, the Corporation filed a lawsuit against Barclays in federal court in New York demanding the return of the securities in December 2009. During February 2010, Barclays filed a motion with the court requesting that the Corporation’s claim be dismissed on the grounds that the allegations of the complaint are not sufficient to justify the granting of the remedies therein sought. Shortly thereafter, the Corporation filed its opposition motion. A hearing on the motions was held in court on April 28, 2010. The court, on that date, after hearing the arguments by both sides, concluded that the Corporation’s equitable-based causes of action, upon which the return of the investment securities is being demanded, contain allegations that sufficiently plead facts warranting the denial of Barclays’ motion to dismiss the Corporation’s claim. Accordingly, the judge ordered the case to proceed to trial.

Subsequent to the court decision, the district court judge transferred the case to the Lehman bankruptcy court for trial. Discovery pursuant to that case management plan has been completed. The parties filed dispositive motions on September 13, 2012. Oppositions to such motions and replies thereto were filed in October 2012 and November 2012, respectively. On January 16, 2013 a hearing for oral arguments was held in bankruptcy court. Upon conclusion of the hearing, the judge informed the parties that the matter would be taken under advisement with a written ruling to be issued subsequently. To date, the Judge has not issued its ruling on these motions. The Corporation may not succeed in its litigation against Barclays to recover all or a substantial portion of the securities.

Additionally, the Corporation continues to pursue its claim filed in January 2009 in the proceedings under the Securities Investor Protection Act (“SIPA”) with regard to LBI in the United States Bankruptcy Court for the Southern District of New York. Our claim was filed on the basis that under SIPA the Corporation was a “customer” that “entrusted” securities to LBI, the broker dealer for safekeeping. With respect to the Corporation’s claim, the Trustee under the SIPA proceeding has been disputing as to whether our claim is an allowable customer claim or not. The Bankruptcy Court has not yet resolved this matter and it is uncertain when a resolution would be issued in this connection.

Because the Corporation has not had the benefit of the use of the investment securities pledged to Lehman (i.e., ability to sell, pledge, or transfer), and because the Corporation has not received principal or interest payments since 2008 (after the collapse of Lehman), the appropriate carrying value of these securities has been under review with our regulators, with heightened concern due to the complex and lengthy litigation regarding this matter. If, as a result of these discussions, developments in the litigation, or for other reasons, the Corporation should determine that it is probable that the asset has been impaired and that it needs to recognize a partial or full loss for the investment securities pledged to Lehman, such an action would adversely affect the Corporation’s results of operations in the period in which such action is taken. The Corporation expects to reassess the recoverability of the asset upon the resolution of the dispositive motions filed with the court.

As of March 31, 2013, First BanCorp and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. Management believes that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position or results of operations.

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

These simulations are highly complex, and are based on many assumptions that are intended to reflect the general behavior of the balance sheet components over the period in question. It is unlikely that actual events will match these assumptions in all cases. For this reason, the results of these forward-looking computations are only approximations of the true sensitivity of net interest income to changes in market interest rates. Several benchmark and market rate curves were used in the modeling process, primarily the LIBOR/SWAP curve, Prime, Treasury, FHLB rates, Brokered CDs rates, repurchase agreements rates and the Mortgage Commitment Rate of 30 years. Rate indices are assumed to remain constant at the March 31, 2013 levels, under the flat rate scenario; a gradual (ramp) parallel upward shift of the yield curve is assumed during the first twelve months of the projection for the +200 ramp scenario. Under the falling rate scenario, rates move downward 200 basis points, close to zero in most cases, reflecting a flattening yield curve instead of a parallel downward scenario. The Libor/Swap curve for March 2013, as compared to December 2012, showed an average decrease of approximately 6 basis points in the short term horizon, between one to twelve months, while market rates increase an average of 13 basis points in the long term horizon. The Treasury curve remained almost flat in the short term horizon, while showed an increase of 9 basis points in the long term horizon, as compared to December 2012 end of month levels.

The following table presents the results of the simulations as of March 31, 2013 and December 31, 2012. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives and liabilities measured at fair value:

	March 31, 2013 Net Interest Income Risk (Projected for the next 12 months)				December 31, 2012 Net Interest Income Risk (Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	Change	% Change	Change	% Change	Change	% Change	Change	% Change
+ 200 bps ramp	$9.6	1.81%	$10.4	1.93%	$13.0	2.53%	$9.0	1.72%
- 200 bps ramp	$(4.9)	(0.93)%	$(6.6)	(1.23)%	$(2.5)	(0.48)%	$(4.5)	(0.85)%

The Corporation continues to manage its balance sheet structure to control the overall interest rate risk. As part of the Corporation’s strategic plans, the net interest income and the exposures at different market rates scenarios were affected during the first quarter of 2013 as compared with 2012. The major changes are mainly driven by the decrease of $184.5 million in cash and cash equivalents, the purchase of approximately $395 million of 15-20 Years U.S. agency MBS, and the decrease in total loans of $210.3 million mainly related from the bulk sale of assets. The liabilities side was impacted mainly by the repayment of $130 million of matured FHLB advances, a declined in government deposits of $14.4 million, and a reduction of $12.6 million in brokered CDs, offset by an increase in both commercial and retail deposits of approximately $145.6 million.

Taking into consideration the above-mentioned facts for modeling purposes, the net interest income for the next twelve months under a non-static balance sheet scenario, is estimated to increase by $10.4 million in a gradual parallel upward move of 200 basis points when compared against the Corporation’s flat or unchanged interest rate forecast scenario.

Following the Corporation’s risk management policies, modeling of the downward “parallel” rates moves by anchoring the short end of the curve (falling rates with a flattening curve) was performed, even though, given the current level of rates as of March 31, 2013, some market interest rate were projected to be close to zero. Under this scenario the net interest income for the next twelve months in a nonstatic balance sheet scenario is estimated to decrease by $6.6 million.

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

Interest rate swaps - Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of March 31, 2013, most of the interest rate swaps outstanding are used for protection against rising interest rates. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.

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

The following tables summarize the fair value changes in the Corporation’s derivatives as well as the sources of the fair values:

	Asset Derivatives	Liability Derivatives
(In thousands)	Three-Month Period Ended March 31, 2013	Three-Month Period Ended March 31, 2013
Fair value of contracts outstanding at the beginning of the period	$291	$(5,781)
Fair value of new contracts entered into during the period	79	(89)
Changes in fair value during the period	(38)	333

Fair value of contracts outstanding as of March 31, 2013	$332	$(5,537)

Sources of Fair Value

	Payment Due by Period
	Maturity Less Than One Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value
(In thousands)
As of March 31, 2013
Pricing from observable market inputs - Asset Derivatives	$21	$252	$59	$—	$332
Pricing from observable market inputs - Liability Derivatives	(215)	(259)	(5,063)	—	(5,537)

	$(194)	$(7)	$(5,004)	$—	$(5,205)

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

As of March 31, 2013 and December 31, 2012, all of the derivative instruments held by the Corporation were considered economic undesignated hedges.

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

Set forth below is a detailed analysis of the Corporation’s credit exposure by counterparty with respect to derivative instruments outstanding as of March 31, 2013 and December 31, 2012.

(In thousands)		As of March 31, 2013
Counterparty	Rating(1)	Notional	Total Exposure at Fair Value(2)	Negative Fair Value	Total Fair Value	Accrued interest receivable (payable)
Interest rate swaps with rated counterparties:
JP Morgan	A	$32,356	$—	$(5,091)	$(5,091)	$—

Other Derivatives:
Other Derivatives(3)		126,440	332	(446)	(114)	(160)

Total		$158,796	$332	$(5,537)	$(5,205)	$(160)

(In thousands)		As of December 31, 2012
Counterparty	Rating(1)	Notional	Total Exposure at Fair Value(2)	Negative Fair Value	Total Fair Values	Accrued Interest receivable (payable)
Interest rate swaps with rated counterparties:
JP Morgan	A	$32,658	$—	$(5,486)	$(5,486)	$—

Other Derivatives:
Other Derivatives(3)		11,439	291	(295)	(4)	(128)

Total		$44,097	$291	$(5,781)	$(5,490)	$(128)

(1)	Based on the S&P and Fitch Long Term Issuer Credit Ratings.
(2)	For each counterparty, this amount includes derivatives with positive fair value excluding the related accrued interest receivable/payable.
(3)	Credit exposure with several counterparties for which a credit rating is not readily available and forward contracts.

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

The allowance for loan losses to total loans for the C&I and commercial mortgage decreased as a result of the bulk sale transaction of non-performing and adversely classified loans, the transfer of loans to held for sale, and continued decreases in historical loss ratios. The allowance to total loans for the C&I portfolio decreased from 4.82% at December 31, 2012 to 3.32% at March 31, 2013, while the allowance to total loans for the commercial mortgage portfolio decreased from 5.19% at December 31, 2012 to 4.67% at March 31, 2013. The construction loans reserve coverage ratio increased from 17.02% as of December 31, 2012 to 20.22% at March 31, 2013, due to increases in specific reserves to loans individually evaluated for impairment. The allowance for loan losses to total loans for the residential mortgage loan portfolio decreased from 2.49% at December 31, 2013 to 2.38% at March 31, 2013, while the consumer and finance leases reserve coverage ratio decreased from 3.02% as of December 31, 2012 to 2.84% at March 31, 2013, due to decreases in delinquency levels and improved charge-offs trends.

Substantially all of the Corporation’s loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is located in Puerto Rico, the U.S. and British Virgin Islands or the U.S. mainland (mainly in the state of Florida), the performance of the Corporation’s loan portfolio and the value of the collateral supporting the transactions are dependent upon the performance of and conditions within each specific area’s real estate market. The real estate market in Puerto Rico experienced readjustments in value driven by the loss of income due to higher unemployment, reduced demand and the general adverse economic conditions. The Corporation sets adequate loan-to-value ratios upon original approval following its regulatory and credit policy standards. The real estate market for the U.S. Virgin Islands has declined mostly due to the effect of the slow stateside economy and due to the increase in inventory after the closing of the Hovensa refinery in St Croix. In Florida, we operate mostly in Miami, where home prices have improved mostly driven by tighter inventories, a higher demand from foreign investors, and a decrease in distressed property sales.

As shown in the following table, the allowance for loan and lease losses amounted to $342.5 million at March 31, 2013, or 3.58% of total loans compared with $435.4 million, or 4.33% of total loans at December 31, 2012. Refer to the “Provision for Loan and Lease Losses” discussion above for additional information.

	Quarter Ended March 31,
(Dollars in thousands)	2013		2012
Allowance for loan and lease losses, beginning of period	$435,414		$493,917

Provision for loan and lease losses:
Residential Mortgage	7,948	(1)	2,336
Commercial Mortgage	36,397	(2)	1,578
Commercial and Industrial	35,292	(3)	20,158
Construction	21,948	(4)	7,716
Consumer and Finance Leases	9,538		4,409

Provision for loan and lease losses	111,123	(5)	36,197

Charge-offs
Residential Mortgage	(11,728	)(6)	(5,858)
Commercial Mortgage	(56,056	)(7)	(3,624)
Commercial and Industrial	(85,620	)(8)	(13,491)
Construction	(38,612	)(9)	(17,543)
Consumer and Finance Leases	(14,764)		(10,487)

	(206,780	)(10)	(51,003)

Recoveries:
Residential Mortgage	148		127
Commercial Mortgage	20		30
Commercial and Industrial	791		822
Construction	97		2,151
Consumer and Finance Leases	1,718		1,702

	2,774		4,832

Net Charge-Offs	(204,006)		(46,171)

Allowance for loan and lease losses, end of period	$342,531		$483,943

Allowance for loan and lease losses to period end total loans held for investment	3.58%		4.70%
Net charge-offs (annualized) to average loans outstanding during the period	8.10%		1.78%
Net charge-offs (annualized), excluding charge-offs related to the bulk loan sale and loans transferred to held for sale, to average loans outstanding during the period	2.87%		1.78%
Provision for loan and lease losses to net charge-offs during the period	0.54x		0.78x
Provision for loan and lease losses to net charge-offs during the period, excluding impact of the bulk loan sale and the transfer of loans to held for sale	0.68x		0.78x

(1)	Includes provision of $1.0 million associated with the bulk loan sale.
(2)	Includes provision of $28.7 million associated with the bulk loan sale and transfer of loans to held for sale.
(3)	Includes provision of $20.8 million associated with the bulk loan sale.
(4)	Includes provision of $13.6 million associated with the bulk loan sale and the transfer of loans to held for sale.
(5)	Includes provision of $64.1 million associated with the bulk loan sale and the transfer of loans to held for sale.
(6)	Includes net charge-offs totaling $1.0 million associated with the bulk loan sale.
(7)	Includes net charge-offs of $54.6 million associated with the bulk loan sale and the transfer of loans to held for sale.
(8)	Includes net charge-offs totaling $44.7 million associated with the bulk loan sale.
(9)	Includes net charge-offs of $34.2 million associated with the bulk loan sale and the transfer of loans to held for sale.
(10)	Includes net charge-offs of $134.5 million associated with the bulk loan sale and the transfer of loans to held for sale.

The following table sets forth information concerning the allocation of the loan allowance for loan and lease losses by loan category and the percentage of loan balances in each category to the total of such loans as of the dates indicated:

	As of March 31, 2013		As of December 31 2012
(In thousands)	Amount	Percent	Amount	Percent
Residential mortgage	$64,722	28%	$68,354	27%
Commercial mortgage loans	78,053	18%	97,692	19%
Construction loans	45,033	2%	61,600	4%
Commercial and Industrial loans (including loans to a local financial institution)	97,363	31%	146,900	30%
Consumer loans and finance leases	57,360	21%	60,868	20%

	$342,531	100%	$435,414	100%

The following table sets forth information concerning the composition of the Corporation’s allowance for loan and lease losses as of March 31, 2013 and December 31, 2012 by loan category and by whether the allowance and related provisions were calculated individually or through a general valuation allowance.

As of March 31, 2013 (Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	C&I Loans	Construction Loans	Consumer and Finance Leases	Total
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$142,984	$30,729	$33,322	$19,663	$3,423	$230,121
Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	436,321	172,771	189,492	48,364	23,196	870,144
Allowance for loan and lease losses	47,495	36,134	35,383	21,689	3,327	144,028
Allowance for loan and lease losses to principal balance	10.89%	20.91%	18.67%	44.85%	14.34%	16.55%
PCI loans:
Carrying value of PCI loans	—	—	—	—	9,224	9,224
Allowance for PCI loans	—	—	—	—	—	—
Allowance for PCI loans to carrying value	—	—	—	—	—	—
Loans with general allowance:
Principal balance of loans	2,134,778	1,467,769	2,709,557	154,735	1,984,218	8,451,057
Allowance for loan and lease losses	17,227	41,919	61,980	23,344	54,033	198,503
Allowance for loan and lease losses to principal balance	0.81%	2.86%	2.29%	15.09%	2.72%	2.35%
Total loans held for investment:
Principal balance of loans	$2,714,083	$1,671,269	$2,932,371	$222,762	$2,020,061	$9,560,546
Allowance for loan and lease losses	64,722	78,053	97,363	45,033	57,360	342,531
Allowance for loan and lease losses to principal balance (1)	2.38%	4.67%	3.32%	20.22%	2.84%	3.58%

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	C&I Loans	Construction Loans	Consumer and Finance Leases	Total
As of December 31, 2012
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$122,056	$44,495	$35,673	$21,179	$2,615	$226,018
Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	462,663	310,030	284,357	159,504	22,722	1,239,276
Allowance for loan and lease losses	47,171	50,959	80,167	39,572	3,880	221,749
Allowance for loan and lease losses to principal balance	10.20%	16.44%	28.19%	24.81%	17.08%	17.89%
PCI loans:
Carrying value of PCI loans	—	—	—	—	10,602	10,602
Allowance for PCI loans	—	—	—	—	—	—
Allowance for PCI loans to carrying value	—	—	—	—	—	—
Loans with general allowance:
Principal balance of loans	2,162,498	1,529,273	2,728,517	181,192	1,976,738	8,578,218
Allowance for loan and lease losses	21,183	46,733	66,733	22,028	56,988	213,665
Allowance for loan and lease losses to principal balance	0.98%	3.06%	2.45%	12.16%	2.88%	2.49%
Total loans held for investment:
Principal balance of loans	$2,747,217	$1,883,798	$3,048,547	$361,875	$2,012,677	$10,054,114
Allowance for loan and lease losses	68,354	97,692	146,900	61,600	60,868	435,414
Allowance for loan and lease losses to principal balance (1)	2.49%	5.19%	4.82%	17.02%	3.02%	4.33%

(1)	Loans used in the denominator include PCI loans of $9.2 million as of March 31, 2013. However, the Corporation separately tracks and reports PCI loans and exclude these loans from delinquent loans, non-performing loans, impaired loans, TDRs and non-performing assets statistics.

The following tables show the activity for impaired loans held for investment and related specific reserve during the first quarter of 2013:

March 31, 2013
(In thousands)
Impaired Loans:
Balance at beginning of period	$1,465,294
Loans determined impaired during the period	94,568
Net charge-offs	(176,367)
Loans sold, net of charge-offs	(89,653)
Loans transferred to held for sale	5,257
Increases to impaired loans (disbursements)	(147,100)
Foreclosures	(12,165)
Loans no longer considered impaired	(16,149)
Paid in full or partial payments	(23,420)

Balance at end of period	$1,100,265

March 31, 2013
(In thousands)
Specific Reserve:
Balance at beginning of period	$221,749
Provision for loan losses	98,646
Net charge-offs	(176,367)

Balance at end of period	$144,028

Credit Quality

The Corporation continues to execute its strategic plan and achieved a reduction of $151.6 million in non-performing assets driven by the bulk sale of assets, which included $185.0 million of non-performing assets. Total non-performing loans, including non-performing loans held for sale, decreased by $147.1 million. This reduction reflects the impact of the inclusion in the bulk sale of non-performing loans having a book value of approximately $178.7 million and charge-offs of $36.0 million associated with loans transferred to held for sale. This was partially offset by inflows of loans to non-performing status amounting to $175.9 million. Most of the inflows were associated with two commercial mortgage relationships in individual amounts that exceed $10 million and aggregate $85.0 million. Total delinquencies, which include all loans 30 days or more past due and non-accrual loans, decreased by $146.2 million and the level of adversely classified commercial and construction loans decreased by $198.2 million to $816.5 million, or a 20% decrease, compared to the prior quarter. The net charge-off activity increased to $204.0 million. The increase reflects the impact of $98.5 million of charge-offs related to the bulk sale and $36.0 million of charge-offs related to the transfer of loans to held for sale. Excluding the impact of the bulk sale and the transfer of loans to held for sale, net charge-offs were $69.5 million, or an annualized 2.87% of average loans, up from $46.2 million, or an annualized 1.78%, in the first quarter of 2012. The increase was primarily due to a $25.4 million charge-off related to a single C&I relationship restructured through a loan split in the first quarter of 2013 and for which additional significant reserves were not necessary. Given the prolonged recession and uncertainties in the economic environment in Puerto Rico, the Corporation continued to face pressures related to its non-performing and charge-offs levels. The Corporation continues with its emphasis in the loan resolution and liquidation strategies.

Non-performing Loans and Non-performing Assets

Total non-performing assets consist of non-performing loans (generally loans held for investment or loans held for sale on which the recognition of interest income has been discontinued when the loan became 90 days past due or earlier if the full and timely collection of interest or principal is uncertain), foreclosed real estate and other repossessed properties as well as non-performing investment securities. When a loan is placed in non-performing status, any interest previously recognized and not collected is reversed and charged against interest income.

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

PCI Loans — PCI loans were recorded at fair value at acquisition. Since the initial fair value of these loans included an estimate of credit losses expected to be realized over the remaining lives of the loans, the subsequent accounting for PCI loans differs from the accounting for non-PCI loans. The Corporation, therefore, separately tracks and reports PCI loans and excludes these from its delinquency, non-performing loans, impaired, TDRs, and non-performing assets statistics.

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

The following table presents non-performing assets as of the dates indicated:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Non-performing loans held for investment:
Residential mortgage	$311,495	$313,626
Commercial mortgage	136,708	214,780
Commercial and Industrial	141,045	230,090
Construction	59,810	178,190
Finance leases	2,656	3,182
Consumer	30,996	35,693

Total non-performing loans held for investment	$682,710	$975,561

Other real estate owned	181,479	185,764
Other repossessed property	9,913	10,107
Other assets (1)	64,543	64,543

Total non-performing assets, excluding loans held for sale	$938,645	$1,235,975
Non-perfoming loans held for sale	147,995	2,243

Total non-performing assets, including loans held for sale (2)	$1,086,640	$1,238,218

Past due loans 90 days and still accruing (3)	$125,384	$142,012
Non-performing assets to total assets	8.35%	9.45%
Non-performing loans held for investment to total loans held for investment	7.14%	9.70%
Allowance for loan and lease losses	$342,531	$435,414
Allowance to total non-performing loans held for investment	50.17%	44.63%
Allowance to total non-performing loans held for investment, excluding residential real estate loans	92.27%	65.78%

(1)	Collateral pledged with Lehman Brothers Special Financing, Inc.
(2)	Amounts exclude purchased credit impaired loans with a carrying value as of March 31, 2013 of approximately $9.2 million acquired as part of the credit card portfolio purchased in the second quarter of 2012.
(3)	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $36.4 million of residential mortgage loans insured by FHA or guaranteed by the VA, which are over 18 months delinquent, that are no longer accruing interest as of March 31, 2013.

The following table shows non-performing assets by geographic segment:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Puerto Rico:
Non-performing loans held for investment:
Residential mortgage	$279,310	$281,086
Commercial mortgage	103,556	172,534
Commercial and Industrial	127,290	215,985
Construction	35,986	99,383
Finance leases	2,656	3,182
Consumer	27,403	32,529

Total non-performing loans held for investment	576,201	804,699

REO	140,395	145,683
Other repossessed property	9,875	10,070
Other assets	64,543	64,543

Total non-performing assets, excluding loans held for sale	$791,014	$1,024,995
Non-performing loans held for sale	107,990	2,243

Total non-performing assets, including loans held for sale (1)	$899,004	$1,027,238

Past due loans 90 days and still accruing	$119,391	$137,288
Virgin Islands:
Non-performing loans held for investment:
Residential mortgage	$18,691	$18,054
Commercial mortgage	3,915	11,232
Commercial and Industrial	12,555	12,905
Construction	17,727	72,648
Consumer	580	804

Total non-performing loans held for investment	53,468	115,643

REO	25,213	24,260
Other repossessed property	11	17

Total non-performing assets, excluding loans held for sale	$78,692	$139,920
Non-performing loans held for sale	40,005	—

Total non-performing assets, including loans held for sale	$118,697	$139,920

Past due loans 90 days and still accruing	$5,993	$4,068
United States:
Non-performing loans held for investment:
Residential mortgage	$13,494	$14,486
Commercial mortgage	29,237	31,014
Commercial and Industrial	1,200	1,200
Construction	6,097	6,159
Consumer	3,013	2,360

Total non-performing loans held for investment	53,041	55,219

REO	15,871	15,821
Other repossessed property	27	20

Total non-performing assets, excluding loans held for sale	$68,939	$71,060
Non-performing loans held for sale	—	—

Total non-performing assets, including loans held for sale	$68,939	$71,060

Past due loans 90 days and still accruing	$—	$656

(1)	Amount excludes purchased credit impaired loans with a carrying value as of March 31, 2013 of approximately $9.2 million acquired as part of the credit card portfolio purchased in the second quarter of 2012.

Total non-performing loans, including non-performing loans held for sale, were $830.7 million at March 31, 2013. This represents a decrease of $147.1 million, or 15%, from $977.8 million at December 31, 2012. This reduction reflects the impact of the bulk sale and charge-offs related to the transfer of loans to held for sale, partially offset by inflows of commercial mortgage loans to non-performing status as described below.

Non-performing C&I loans, including non-performing C&I loans held for sale, decreased by $90.2 million, or 39%, compared to December 31, 2012, driven by the impact of non-performing C&I loans included in the bulk sale with a book value of $85.3 million and a charge-off of $25.4 million on a single relationship restructured through a loan split in the first quarter of 2013. Partially offsetting the aforementioned decreases were inflows of $20.2 million during the first quarter of 2013, mainly concentrated in Puerto Rico. The largest C&I loan that entered into non-performing status during the first quarter of 2013 amounted to $6.5 million. Total inflows of non-performing C&I loans increased to $20.2 million in the first quarter of 2013 compared to inflows of $19.9 million for the same period in 2012.

Non-performing construction loans, including non-performing construction loans held for sale, decreased by $61.3 million, or 34%, from December 31, 2012, primarily reflecting the impact of non-performing construction loans included in the bulk sale with a book value of $41.4 million as well as charge-offs of $21.4 million related to construction loans transferred to held for sale. The decrease in non-performing construction loans was primarily in Puerto Rico with a reduction of $46.3 million with the remaining decrease of $15.0 million related to charge-offs on a single relationship transferred to held for sale in the Virgin Islands. The inflows of non-performing construction loans of $6.0 million during the first quarter of 2013 decreased compared to $10.7 million for the same period in 2012.

Non-performing commercial mortgage loans, including non-performing commercial mortgage loans held for sale, increased by $11.8 million, or 5%, from December 31, 2012. The increase was primarily related to the inflow of two relationships in individual amounts that exceed $10 million and aggregate $85.0 million. This was partially offset by the impact of the inclusion in the bulk sale of non-performing commercial mortgage loans having a book value of $51.5 million and charge-offs of $14.6 million related to the transfer of commercial mortgage loans to held for sale. Non-performing commercial mortgage loans increased by $20.9 million in Puerto Rico, led by the increase in inflows, including the two large relationships mentioned above. Non-performing commercial mortgage loans in the Virgin Islands decreased by $7.3 million, driven by the restoration to accrual status after a sustained period of performance of a $5.8 million modified loan. The decrease of $1.8 million in the United States portfolio was driven by a $1.4 million loan paid-in full during the first quarter. Total inflows of non-performing commercial mortgage loans of $91.1 million during the first quarter of 2013 increased compared to $18.7 million for the same period in 2012, primarily associated with the two relationships mentioned above.

Non-performing residential mortgage loans decreased by $2.1 million, or 1%, from December 31, 2012. The decrease includes approximately $17.0 million of loans with cured delinquencies and also reflects reductions due to foreclosures of $13.6 million, the restoration to accrual status of approximately $5.1 million of modified loans that successfully completed a trial performance period, and $0.9 million of residential mortgage loans included as part of the bulk sale of assets. Borrowers’ payments and charge-offs also contributed to the decrease. Non-performing residential mortgage loans decreased by $1.8 million and $1.0 million in Puerto Rico and the United States, respectively, from December 31, 2012, and increased by $0.6 million in the Virgin Islands. Total inflows of non-performing residential mortgage loans of $45.3 million during the first quarter of 2013 decreased compared to $57.3 million for the same period in 2012. Approximately $190.9 million, or 61% of total non-performing residential mortgage loans, have been written down to their net realizable value.

The levels of non-performing consumer loans, including finance leases, showed a $5.2 million decrease during the first quarter of 2013 mainly related to auto loans and boat financings. The inflows of non-performing consumer loans of $13.3 million decreased compared to $14.3 million for the same period in 2012.

At March 31, 2012, approximately $183.8 million of the loans placed in non-accrual status, mainly construction and commercial loans, were current, or had delinquencies of less than 90 days in their interest payments, including $78.2 million of TDRs maintained in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability. Collections on these loans are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

During the quarter ended March 31, 2013, interest income of approximately $1.0 million related to non-performing loans with a carrying value of $341.4 million as of March 31, 2013, mainly non-performing construction and commercial loans, was applied against the related principal balances under the cost-recovery method.

The allowance to non-performing loans held for investment ratio as of March 31, 2013 was 50.17%, compared to 44.63% as of December 31, 2012. As of March 31, 2013, approximately $229.0 million, or 34%, of total non-performing loans held for investment have been charged-off to their net realizable value as shown in the following table:

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	C&I Loans	Construction Loans	Consumer and Finance Leases	Total
As of March 31, 2013
Non-performing loans held for investment charged-off to realizable value	$190,866	$1,771	$30,894	$3,500	$1,928	$228,959
Other non-performing loans held for investment	120,629	134,937	110,151	56,310	31,724	453,751

Total non-performing loans held for investment	$311,495	$136,708	$141,045	$59,810	$33,652	$682,710

Allowance to non-performing loans held for investments	20.78%	57.09%	69.03%	75.29%	170.45%	50.17%
Allowance to non-performing loans held for investments, excluding non-performing loans charged-off to realizable value	53.65%	57.84%	88.39%	79.97%	180.81%	75.49%
As of December 31, 2012
Non-performing loans held for investment charged-off to realizable value	$170,555	$7,194	$25,925	$43,943	$1,219	$248,836
Other non-performing loans held for investment	143,071	207,586	204,165	134,247	37,656	726,725

Total non-performing loans held for investment	$313,626	$214,780	$230,090	$178,190	$38,875	$975,561

Allowance to non-performing loans held for investments	21.79%	45.48%	63.84%	34.57%	156.57%	44.63%
Allowance to non-performing loans held for investments, excluding non-performing loans charged-off to realizable value	47.78%	47.00%	71.95%	45.89%	161.64%	59.91%

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans in the U.S. mainland fit the definition of TDRs. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of March 31, 2013, the Corporation’s total TDR loans of $713.1 million consisted of $412.8 million of residential mortgage loans, $113.0 million of commercial and industrial loans, $141.7 million of commercial mortgage loans, $21.2 million of construction loans, and $24.5 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $0.6 million as of March 31, 2013.

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

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a three-month to six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDR regardless of whether the borrower enters into a permanent modification. As of March 31, 2013, we classified an additional $3.8 million of residential mortgage loans as TDRs that were participating in or had been offered a trial modification.

For the commercial real estate, commercial and industrial, and the construction portfolios, at the time of the restructuring, the Corporation determines, on a loan-by-loan basis, whether a concession was granted for economic or legal reasons related to the borrower’s financial difficulty. Concessions granted for commercial loans could include: reductions in interest rates to rates that are considered below market; extension of repayment schedules and maturity dates beyond original contractual terms; waivers of borrower covenants; forgiveness of principal or interest; or other contract changes that would be considered a concession. The Corporation mitigates loan defaults for its commercial loan portfolios through its collections function. The function’s objective is to minimize both early stage delinquencies and losses upon default of commercial loans. In the case of commercial and industrial, commercial mortgage and construction loan portfolios, the Special Asset Group (“SAG”) focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of OREO. In addition to the management of the resolution process for problem loans, the SAG oversees collection efforts for all loans to prevent migration to the non-performing and/or adversely classified status. The SAG utilizes relationship officers, collection specialists, and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary. The SAG utilizes its collections infrastructure of workout collection officers, credit work-out specialists, in-house legal counsel, and third-party consultants. In the case of residential construction projects and large commercial loans, the function also utilizes third-party specialized consultants to monitor the residential and commercial construction projects in terms of construction, marketing and sales, and assists with the restructuring of large commercial loans. In addition, the Corporation extends, renews, and restructures loans with satisfactory credit profiles. Many commercial loan facilities are structured as lines of credit, which are mainly one year in term and therefore are required to be renewed annually. Other facilities may be restructured or extended from time to time based upon changes in the borrower’s business needs, use of funds, timing of completion of projects, and other factors. If the borrower is not deemed to have financial difficulties, extensions, renewals, and restructurings are done in the normal course of business and not considered concessions, and the loans continue to be recorded as performing.

TDRs are classified as either accrual or nonaccrual loans. A loan on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure generally for a minimum of six months and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loans being returned to accrual at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Loan modifications increase the Corporation’s interest income by returning a non-performing loan to performing status, if applicable, and increase cash flows by providing for payments to be made by the borrower, and avoid increases in foreclosure and OREO costs. The Corporation continues to consider a modified loan as an impaired loan for purposes of estimating the allowance for loan and lease losses.

The following table provides a breakdown between accrual and nonaccrual status of TDRs:

(In Thousands)	March 31, 2013
	Accrual	Nonaccrual (1)(2)	Total TDRs
Non - FHA/VA Residential Mortgage loans	$282,162	$130,601	$412,763
Commercial Mortgage Loans	67,426	74,272	141,698
Commercial and Industrial Loans	63,854	49,119	112,973
Construction Loans	2,727	18,480	21,207
Consumer Loans - Auto	7,233	5,028	12,261
Finance Leases	2,039	63	2,102
Consumer Loans - Other	7,397	2,736	10,133

Total Troubled Debt Restructurings	$432,838	$280,299	$713,137

(1)	Included in non-accrual loans are $78.2 million in loans that are performing under the terms of the restructuring agreement but are reported in non-accrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectibility.
(2)	Excludes non-accrual TDRs transferred to held for sale with a carrying value of $131.6 million as of March 31, 2013.

The REO portfolio, which is part of non-performing assets, decreased by $4.3 million. The following table shows the activity during the quarter ended March 31, 2013 of the REO portfolio by geographic region and type of property:

(In thousands)	As of March 31, 2013
	Puerto Rico			Virgin Islands			Florida			Consolidated
	Residential	Commercial	Construction	Residential	Commercial	Construction	Residential	Commercial	Construction
Beginning Balance	$66,358	$54,601	$24,724	$3,802	$3,018	$17,439	$1,440	$11,786	$2,596	$185,764
Additions	13,686	4,818	—	1,168	—	—	450	—	—	20,122
Sales	(11,161)	(2,735)	(287)	(180)	—	—	(350)	—	—	(14,713)
Fair value adjustments	(3,226)	(3,637)	(2,746)	(35)	—	—	(50)	—	—	(9,694)

	$65,657	$53,047	$21,691	$4,755	$3,018	$17,439	$1,490	$11,786	$2,596	$181,479

The over 90-day delinquent, but still accruing, loans, excluding loans guaranteed by the U.S. Government, decreased during the first quarter of 2013 by $8.4 million to $40.3 million, or 0.42% of total loans held for investment, at March 31, 2013. Loans 30 to 89 days delinquent increased by $17.5 million, to $263.6 million as of March 31, 2013.

Net Charge-offs and Total Credit Losses

Total net charge-offs for the first quarter of 2013 were $204.0 million, or 8.10% of average loans on an annualized basis, including $134.5 million of charge-offs related to the bulk sale and the transfer of loans to held for sale. Excluding the impact of charge-offs related to the bulk sale and the transfer of loans to held for sale, total net charge-offs for the first quarter of 2013 were $69.5 million, or 2.87% of average loans, compared to $46.2 million, or an annualized 1.78%, for the first quarter of 2012. The increase was primarily due to a $25.4 million charge-off related to a single commercial relationship restructured in the first quarter of 2013 into a split Note A/Note B.

C&I loans net charge-offs in the first quarter of 2013 totaled $84.8 million, or an annualized 11.16% of related average loans, including $44.7 million of charge-offs related to the bulk sale. Excluding the impact of charge-offs related to the bulk sale, C&I net charge-offs for the first quarter of 2013 were $40.1 million, or 5.47% of average loans, up from $12.7 million, or an annualized 1.25% of related loans, for the first quarter of 2012. Substantially all of the charge-offs recorded in the first quarter of 2013 were in Puerto Rico, including the aforementioned $25.4 million charge-off on a single relationship restructured through a loan split in the first quarter of 2013. The charge-offs for the first quarter of 2013 also included an aggregate $12.7 million related to five relationships in Puerto Rico with individual charge-offs in excess of $1 million.

Commercial mortgage loans net charge-offs in the first quarter of 2013 were $56.0 million, or an annualized 12.06% of related average loans, including $54.6 million of charge-offs related to the bulk sale and the transfer of loans to held for sale. Excluding the impact of charge-offs related to the bulk sale and the transfer of loans to held for sale, commercial mortgage loans net charge-offs for the first quarter of 2013 were $1.4 million, or 0.34% of average loans, down from $3.6 million, or an annualized 0.92% of related loans, for the first quarter of 2012. Commercial mortgage loans net charge-offs in the first quarter of 2013 were primarily in Puerto Rico, including $1.0 million related to a single relationship.

Construction loans net charge-offs in the first quarter of 2013 were $38.5 million, or an annualized 44.66% of related average loans, including $34.2 million of charge-offs related to the bulk sale and the transfer of loans to held for sale. Excluding the impact of charge-offs related to the bulk sale and the transfer of loans to held for sale, construction net charge-offs for the first quarter of 2013 were $4.4 million, or 7.74% of average loans, down from $15.4 million, or an annualized 14.23% of related loans, for the first quarter of 2012. The positive variance when compare to the prior year period is mainly attributed to an individual charge-off of $7.5 million recorded on a commercial project in Puerto Rico during the first quarter of 2012. Construction loans net charge-offs in the first quarter included a $2.9 million charge-off on one residential land loan in Puerto Rico that entered into non-performing status during the first quarter of 2013.

Residential mortgage loans net charge-offs in the first quarter of 2013 were $11.6 million, or an annualized 1.65% of related average loans, including $1.0 million of charge-offs related to the bulk sale. Excluding the impact of charge-offs related to the bulk sale, residential mortgage loans net charge-offs for the first quarter of 2013 were $10.5 million, or 1.50% of average loans, up from $5.7 million, or an annualized 0.82% of related loans, for the first quarter of 2012. Approximately $6.8 million in charge-offs for the first quarter of 2013 resulted from valuations for impairment purposes of residential mortgage loans considered homogeneous given high delinquency and loan-to-value levels, compared to $3.9 million in the first quarter of 2012. Net charge-offs on residential mortgage loans also included $2.8 million related to foreclosures, compared to $1.5 million in the first quarter of 2012.

Net charge-offs of consumer loans and finance leases in the first quarter of 2013 were $13.0 million, or an annualized 2.59% of related average loans, compared to $8.8 million, or an annualized 2.26% of average loans in the first quarter of 2012. The increase is mainly attributed to a larger portfolio led by the credit cards portfolio acquired in May 2012.

The following table presents annualized net charge-offs to average loans held-in-portfolio:

	Quarter Ended
	March 31, 2013		March 31, 2012
Residential mortgage loans	1.65	%(1)	0.82%
Commercial mortgage	12.06	%(2)	0.92%
Commercial and industrial	11.16	%(3)	1.25%
Construction loans	44.66	%(4)	14.23%
Consumer loans (5)(6)	2.59%		2.26%
Total loans	8.10	%(7)	1.78%

(1)	Includes net charge-offs totaling $1.0 million associated with the bulk loan sale. The ratio of residential mortgage net-charge offs to average loans, excluding charge-offs associated with the bulk loan sale, was 1.50%.
(2)	Includes net charge-offs of $54.6 million associated with the bulk loan sale and the transfer of loans to held for sale in the first quarter of 2013. The ratio of commercial mortgage net charge-offs to average loans, excluding charge-offs associated with the bulk loan sale and the transfer of loans to held for sale, was 0.34%.
(3)	Includes net charge-offs totaling $44.7 million associated with the bulk loan sale. The ratio of commercial and industrial net charge-offs to average loans, excluding charge-offs associated with the bulk loan sale, was 5.47%.
(4)	Includes net charge-offs of $34.2 million associated with the bulk loan sale and the transfer of loans to held for sale in the first quarter of 2013. The ratio of construction loans net charge-offs to average loans, excluding charge-offs associated with the bulk loan sale and the transfer of loans to held for sale, was 7.74%.
(5)	Includes lease financing.
(6)	Loans used in the denominator in calculating the ratio include PCI loans.
(7)	Includes net charge-offs of $134.5 million associated with the bulk loan sale and the transfer of loans to held for sale in the first quarter of 2013. The ratio of total net charge-offs to average loans, excluding charge offs associated with the bulk loan sale and the transfer of loans to held for sale, was 2.87%.

The above ratios are based on annualized charge-offs and are not necessarily indicative of the results expected for the entire year or in subsequent periods.

The following table presents net charge-offs (annualized) to average loans held-in-portfolio by geographic segment:

	Quarter Ended
	March 31, 2013	March 31, 2012
PUERTO RICO:
Residential mortgage(1)	2.03%	0.95%
Commercial mortgage(2)	15.35%	0.98%
Commercial and Industrial(3)	11.68%	1.33%
Construction(4)	40.80%	15.78%
Consumer and finance leases	2.65%	2.28%
Total loans(5)	8.64%	1.80%
VIRGIN ISLANDS:
Residential mortgage	0.16%	0.08%
Commercial mortgage	0.00%	0.00%
Commercial and Industrial	4.13%	0.03%
Construction(6)	62.87%	19.29%
Consumer and finance leases	0.48%	0.90%
Total loans(7)	9.36%	3.22%
FLORIDA:
Residential mortgage	0.70%	0.90%
Commercial mortgage(8)	-0.02%	0.93%
Commercial and Industrial(9)	-0.01%	0.72%
Construction(10)	-1.59%	-33.52%
Consumer and finance leases	1.98%	3.59%
Total loans	0.30%	0.00%

(1)	For the first quarter of 2013 includes net charge-offs totaling $1.0 million associated with the bulk loan sale. The ratio of residential mortgage net charge-offs to average loans in Puerto Rico, excluding charge-offs associated with the bulk loan sale, was 1.84%.
(2)	For the first quarter of 2013 includes net charge-offs of $54.6 million associated with the bulk loan sale and the transfer of loans to held for sale. The ratio of commercial mortgage net charge-offs to average loans in Puerto Rico, excluding charge-offs associated with the bulk loan sale and the transfer of loans to held for sale, was 0.45%.
(3)	For the first quarter of 2013 includes net charge-offs totaling $44.7 associated with the bulk loan sale. The ratio of commercial and industrial net charge-offs to average loans in Puerto Rico, excluding charge-offs associated with the bulk loan sale, was 5.65%.
(4)	For the first quarter of 2013 includes net charge-offs of $19.0 million associated with the bulk loan sale and the transfer of loans to held for sale. The ratio of construction loans net charge-offs to average loans in Puerto Rico, excluding charge-offs associated with the bulk loan sale and the transfer of loans to held for sale, was 10.74%.
(5)	For the first quarter of 2013 includes net charge-offs of $119.3 million associated with the bulk loan sale and the transfer of loans to held for sale. The ratio of total net charge-offs to average loans in Puerto Rico, excluding charge offs associated with the bulk loan sale and the transfer of loans to held for sale, was 3.25%.
(6)	For the first quarter of 2013 includes net charge-offs of $15.2 million associated with the transfer of loans to held for sale. The ratio of construction loans net charge-offs to average loans in the Virgin Islands, excluding charge-offs associated with the transfer of loans to held for sale, was 0.00%.
(7)	For the first quarter of 2013 includes net charge-offs of $15.2 million associated with the transfer of loans to held for sale. The ratio of total net charge-offs to average loans in the Virgin Islands, excluding charge-offs associated with the transfer of loans to held for sale, was 0.84%.
(8)	For the first quarter of 2013, recoveries in commercial mortgage loans Florida exceeded charge-offs.
(9)	For the first quarter of 2013, recoveries in commercial and industrial loans in Florida exceeded charge-offs.
(10)	For the first quarter of 2013 and first quarter of 2012, recoveries in construction loans in Florida exceeded charge-offs.

Total credit losses (equal to net charge-offs plus losses on REO operations) for the first quarter of 2013 amounted to $211.3 million, or 8.23% on an annualized basis to average loans and repossessed assets in contrast to credit losses of $49.6 million, or a loss rate of 1.89%, for the same period in 2012.

The following table presents a detail of the REO inventory and credit losses for the periods indicated:

	Quarter Ended
	March 31,
	2013	2012
	(Dollars in thousands)
REO
REO balances, carrying value:
Residential	$71,902	$65,915
Commercial	67,851	42,832
Construction	41,726	27,158

Total	$181,479	$135,905

REO activity (number of properties):
Beginning property inventory,	716	575
Properties acquired	119	120
Properties disposed	(115)	(105)

Ending property inventory	720	590

Average holding period (in days)
Residential	330	388
Commercial	376	263
Construction	356	154

	354	302
REO operations (loss) gain:
Market adjustments and (losses) gain on sale:
Residential	(3,146)	(1,292)
Commercial	(1,152)	1,065
Construction	(1,192)	(276)

	(5,490)	(503)

Other REO operations expenses	(1,820)	(2,940)

Net Loss on REO operations	$(7,310)	$(3,443)

CHARGE-OFFS
Residential charge offs, net	(11,580)	(5,731)
Commercial charge offs, net	(140,865)	(16,263)
Construction charge offs, net	(38,515)	(15,392)
Consumer and finance leases charge-offs, net	(13,046)	(8,785)

Total charge-offs, net	(204,006)	(46,171)

TOTAL CREDIT LOSSES (1)	$(211,316)	$(49,614)

LOSS RATIO PER CATEGORY (2):
Residential	2.04%	0.98%
Commercial	11.41%	1.08%
Construction	42.01%	14.13%
Consumer	2.57%	2.24%
TOTAL CREDIT LOSS RATIO (3)	8.23%	1.89%

(1)	Equal to REO operations (losses) gains plus charge-offs, net.
(2)	Calculated as net charge-offs plus market adjustments and gains (losses) on sale of REO divided by average loans and repossessed assets.
(3)	Calculated as net charge-offs plus net loss on REO operations divided by average loans and repossessed assets.

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

As of March 31, 2013, the Corporation had $175.9 million outstanding in credit facilities granted to the Puerto Rico government and/or its political subdivisions, up from $158.4 million as of December 31, 2012, and $39.3 million granted to the government of the Virgin Islands, up from $35.5 million as of December 31, 2012. A substantial portion of these credit facilities consist of loans to municipalities in Puerto Rico for which the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment. Another portion of these obligations consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power and water utilities. Public corporations have varying degrees of independence from the central government and many receive appropriations or other payments from it.

In addition to loans extended to government entities, the largest loan to one borrower as of March 31, 2013 in the amount of $252.2 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual real-estate loans, mostly 1-4 residential mortgage loans.

Of the total gross loans of $9.8 billion as of March 31, 2013 approximately 85% have credit risk concentration in Puerto Rico, 8% in the United States and 7% in the Virgin Islands.

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

Basis of Presentation

The Corporation has included in this Form 10-Q the following financial measures that are not recognized under generally accepted accounting principles, which are referred to as non-GAAP financial measures: (i) net interest income, interest rate spread and net interest margin rate on a tax-equivalent basis and excluding changes in the fair value of derivative instruments and certain financial liabilities, (ii) the tangible common equity ratio and the tangible book value per common share, (iii) the Tier 1 common equity to risk-weighted assets ratio, and (iv) certain other financial measures adjusted to exclude the effect of the bulk sale of assets completed during the first quarter of 2013 and of valuation adjustments to certain loans transferred to held for sale. Investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with the Corporation’s consolidated financial data prepared in accordance with GAAP.

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

The tangible common equity ratio and tangible book value per common share are non-GAAP measures generally used by the financial community to evaluate capital adequacy. Tangible common equity is total equity less preferred equity, goodwill, core deposit intangibles, and other intangibles, such as the purchased credit card relationship intangible. Tangible assets are total assets less goodwill, core deposit intangibles, and other intangibles, such as the purchased credit card relationship intangible. Management and many stock analysts use the tangible common equity ratio and tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase accounting method of accounting for mergers and acquisitions. Neither tangible common equity nor tangible assets, or the related measures should be considered in isolation or as a substitute for stockholders’ equity, total assets or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Corporation calculates its tangible common equity, tangible assets, and any other related measures may differ from that of other companies reporting measures with similar names. Refer to Section Risk Management—Capital above for a reconciliation of the Corporation’s tangible common equity and tangible assets.

The Tier 1 common equity to risk-weighted assets ratio is calculated by dividing (a) Tier 1 capital less non-common elements including qualifying perpetual preferred stock and qualifying trust preferred securities by (b) risk-weighted assets, which assets are calculated in accordance with applicable bank regulatory requirements. The Tier 1 common equity ratio is not required by GAAP or on a recurring basis by applicable bank regulatory requirements. Management is currently monitoring this ratio, along with the other ratios discussed above, in evaluating the Corporation’s capital levels and believes that, at this time, the ratio may be of interest to investors. Refer to Section Risk Management—Capital above for a reconciliation of stockholders’ equity (GAAP) to Tier 1 common equity.

To supplement the Corporation’s financial statements presented in accordance with GAAP, the Corporation provides additional measures of net loss, net loss per diluted share, provision for loan and lease losses, provision for loan and lease losses to net charge-offs, net charge-offs, and net charge-offs to average loans to exclude the impact of the bulk sale of adversely classified loans and OREO properties with a book value of $217.7 million, and the transfer of $181.6 million of non-performing loans to held for sale. In connection with the bulk sale and the transfer of loans to held for sale, the Corporation recorded charge-offs of $134.5 million, an additional provision for loan and lease losses of $64.1 million, and $3.9 million of professional fees specifically related to the bulk sale. Management believes that these non-GAAP measures enhance the ability of analysts and investors to analyze trends in the Corporation’s business and to better understand the performance of the Corporation. In addition, the Corporation may utilize these non-GAAP financial measures as a guide in its budgeting and long-term planning process.

Any analysis of these non-GAAP financial measures should be used only in conjunction with results presented in accordance with GAAP. Refer to Overview of Results of Operations above for the reconciliation of these non-GAAP financial measures to the GAAP financial measures, except for the reconciliation with respect to the calculation of the non-GAAP financial measure “provision for loan and lease losses to net charge-offs ratio, excluding the impact of the bulk sale and loans transferred to held for sale” with provision for loan losses to net charge-offs ratio calculated and presented in accordance with GAAP which is included below:

	Provision for loan and lease losses to Net Charge- Offs (Non-GAAP to GAAP reconciliation)
	Quarter Ended March 31, 2013
	Provision for Loan and Lease Losses	Net Charge-Offs
Provision for loan and lease losses and net charge-offs, excluding special items (Non-GAAP)	$47,011	$69,534
Special Items:
Bulk sale of loans and loans transferred to held for sale	64,112	134,472

Provision for loan and lease losses and net charge-offs (GAAP)	$111,123	$204,006

Provision for loan and lease losses to net charge-offs, excluding special items (Non-GAAP)	67.61%

Provision for loan and lease losses to net charge-offs (GAAP)	54.47%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk to which the Corporation is exposed, see the information contained in “Part I – Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Control and Procedures

First BanCorp’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of First BanCorp.’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2013. Based on this evaluation, as of the end of the period covered by this Form10-Q, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

Our business, operating results and/or the market price of our common and preferred stock may be significantly affected by a number of factors. For a detailed discussion of certain risk factors that could affect the Corporation’s operations, financial condition or results for future periods see the risk factors below and in Item 1A, “Risk Factors,” in the Corporation’s 2012 Annual Report on Form 10-K. These factors could also cause actual results to differ materially from historical results or the results contemplated by the forward-looking statements contained in this report. Also refer to the discussion in “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of risk factors in the Corporation’s 2012 Form 10-K.

Additional risks and uncertainties not currently known to the Corporation or currently deemed by the Corporation to be immaterial also may materially adversely affect the Corporation’s business, financial condition or results of operations.

Our credit quality may be adversely affected by Puerto Rico’s current economic condition.

A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico, which has been in a recession since March 2006. For fiscal years 2007, 2008, 2009, 2010 and 2011, Puerto Rico’s real gross national product decreased by 1.2%, 2.9%, 3.8%, 3.4% and 1.6%, respectively. According to the latest information issued by the Puerto Rico Planning Board in April 2013, real gross national product for fiscal year 2012 increased by only 0.1%. The government of the Commonwealth of Puerto Rico has been addressing the fiscal deficit, by implementing a multi- year budget plan for reducing the deficit, as it has accessed the municipal bond market and its credit ratings depend, in part, on achieving a balanced budget. In April 2013, in a effort to increase the government revenues for fiscal year 2013-2014, the Governor announced the presentation of an executive bill foretelling important changes to the 2011 Puerto Rico Internal Revenue Code.

The decline in Puerto Rico’s economy since 2006 has resulted in, among other things, a downturn in our loan originations, an increase in the level of our non-performing assets, loan loss provisions and charge-offs, an increase in the rate of foreclosure loss on mortgage loans, and a reduction in the value of our loan portfolio, all of which have adversely affected our profitability. The continuation of the economic slowdown would cause those adverse effects to continue impacting our profitability.

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

On April 25, 2013 the Governor of Puerto Rico submitted the Fiscal Year 2013-2014 budget to the Legislature. The budget contemplates the elimination of some exemptions and expanding the tax base for the Sales and Use Tax. In addition Act 154 was amended to increase and reinstate the tax rate to 4% as it was on the first year of the Act. In summary the budget for fiscal year 2014 is $9.83 billion, up 8% from the fiscal year 2013 budget and up 6% as compared with the fiscal year 2012 budget. General Fund revenues are projected to be $9.6 billion, or 16% over fiscal 2013, with the shortfall being made up with debt service restructurings and other sources. Net revenues for fiscal 2013 are expected to be $8.305 billion, below projections of $8.750 billion, this as a result of the Commonwealth recently revision of its forecast for economic growth for fiscal 2013 from 1.1% to 0.6%

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp.

Registrant

Date: May 10, 2013	By:	/s/ Aurelio Alemán
Aurelio Alemán
President and Chief Executive Officer

Date: May 10, 2013	By:	/s/ Orlando Berges
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

31.1 – CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 – CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 – CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 – CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1 – Interactive Data File (Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, furnished in XBRL (eXtensible Business Reporting Language)