Form 10-Q
period 2013-06-30
FIRST BANCORP /PR/
filed 2013-08-08
CIK 1057706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Common stock: 206,991,155 shares outstanding as of July 31, 2013.

FIRST BANCORP.

INDEX PAGE

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
Consolidated Statements of Financial Condition (Unaudited) as of June 30, 2013 and December 31, 2012	5
Consolidated Statements of (Loss) Income (Unaudited) – Quarters ended June 30, 2013 and 2012 and six-month periods ended June 30, 2013 and 2012	6
Consolidated Statements of Comprehensive (Loss) Income (Unaudited) – Quarters ended June 30, 2013 and 2012 and six-month periods ended June 30, 2013 and 2012	7
Consolidated Statements of Cash Flows (Unaudited) – Six-month periods ended June 30, 2013 and 2012	8
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) – Six-month periods ended June 30, 2013 and 2012	9
Notes to Consolidated Financial Statements (Unaudited)	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	68
Item 3. Quantitative and Qualitative Disclosures About Market Risk	123
Item 4. Controls and Procedures	123

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	124
Item 1A. Risk Factors	124
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	128
Item 3. Defaults Upon Senior Securities	128
Item 4. Mine Safety Disclosures	128
Item 5. Other Information	128
Item 6. Exhibits	129

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

Such “forward-looking statements,” which speak only as of the date made, and various factors, including, but not limited to, the following, could cause actual results to differ materially from those expressed in, or implied by such “forward-looking statements”:

•

uncertainty about whether the Corporation and FirstBank Puerto Rico (“FirstBank” or “the Bank”) will be able to fully comply with the written agreement dated June 3, 2010 (the “Written Agreement”) that the Corporation entered into with the Federal Reserve Bank of New York (the “New York FED” or “Federal Reserve”) and the consent order dated June 2, 2010 (the “FDIC Order”) and together with the Written Agreement, (the “Agreements”) that the Corporation’s banking subsidiary, FirstBank entered into with the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (“OCIF”) that, among other things, require the Bank to maintain certain capital levels and reduce its special mention, classified, delinquent and non-performing assets;

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

•

the risk of not being able to fulfill the Corporation’s cash obligations or resume paying dividends to the Corporation’s stockholders in the future due to the Corporation’s inability to receive approval from the New York FED or the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) to receive dividends from FirstBank or FirstBank’s failure to generate sufficient cash flow to make a dividend payment to the Corporation;

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

•	the ability of Firstbank to realize the benefit of the deferred tax asset.

•

adverse changes in general economic conditions in Puerto Rico, the United States (“U.S.”) and in the U.S. Virgin Islands (“USVI”), and British Virgin Islands (“BVI”), including the interest rate environment, market liquidity, housing absorption rates, real estate prices, and disruptions in the U.S. capital markets, which may reduce interest margins, impact funding sources, and affect demand for all of the Corporation’s products and services and reduce the Corporation’s revenues, earnings, and the value of the Corporation’s assets;

•	an adverse change in the Corporation’s ability to attract new clients and retain existing ones;

•

a decrease in demand for the Corporation’s products and services and lower revenues and earnings because of the continued recession in Puerto Rico, the current fiscal problems and budget deficit of the Puerto Rico government and recent credit downgrades of the Puerto Rico government;

•

uncertainty about regulatory and legislative changes for financial services companies in Puerto Rico, the U.S., the USVI, and the BVI, which could affect the Corporation’s financial condition or performance and could cause the Corporation’s actual results for future periods to differ materially from prior results and anticipated or projected results;

•

uncertainty about the effectiveness of the various actions undertaken to stimulate the U.S. economy and stabilize the U.S. financial markets, and the impact such actions may have on the Corporation’s business, financial condition and results of operations;

•

changes in the fiscal and monetary policies and regulations of the federal government, including those determined by the Federal Reserve Board, the FDIC, government-sponsored housing agencies, and regulators in Puerto Rico, the USVI and the BVI;

•	the risk of possible failure or circumvention of controls and procedures and the risk that the Corporation’s risk management policies may not be adequate;

•

the risk that the FDIC may further increase the deposit insurance premium and/or require special assessments to replenish its insurance fund, causing an additional increase in the Corporation’s non-interest expenses;

•	the impact on the Corporation’s results of operations and financial condition of acquisitions and dispositions;

•	a need to recognize additional impairments on financial instruments, goodwill or other intangible assets relating to acquisitions;

•	the risks that downgrades in the credit ratings of the Corporation’s long-term senior debt will adversely affect the Corporation’s ability to access necessary external funds;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) on the Corporation’s businesses, business practices and cost of operations;

•	the risk of losses in the value of investments in unconsolidated entities that the Corporation does not control; and

•	general competitive factors and industry consolidation.

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

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30, 2013	December 31, 2012
	(In thousands, except for share information)
ASSETS
Cash and due from banks	$618,593	$730,016

Money market investments:
Time deposits with other financial institutions	300	505
Other short-term investments	216,074	216,330

Total money market investments	216,374	216,835

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	1,052,549	1,070,968
Other investment securities	938,239	660,109

Total investment securities available for sale	1,990,788	1,731,077

Other equity securities	32,321	38,757

Investment in unconsolidated entities	19,080	23,970

Loans, net of allowance for loan and lease losses of $301,047 (2012 - $435,414)	9,144,739	9,618,700
Loans held for sale, at lower of cost or market	237,583	85,394

Total loans, net	9,382,322	9,704,094

Premises and equipment, net	174,429	181,363
Other real estate owned	139,257	185,764
Accrued interest receivable on loans and investments	54,636	51,671
Other assets	175,369	236,194

Total assets	$12,803,169	$13,099,741

LIABILITIES
Non-interest-bearing deposits	$938,318	$837,387
Interest-bearing deposits	9,039,327	9,027,159

Total deposits	9,977,645	9,864,546
Securities sold under agreements to repurchase	900,000	900,000
Advances from the Federal Home Loan Bank (FHLB)	358,440	508,440
Other borrowings	231,959	231,959
Accounts payable and other liabilities	112,797	109,773

Total liabilities	11,580,841	11,614,718

STOCKHOLDERS’ EQUITY
Preferred stock, authorized, 50,000,000 shares:
Non-cumulative Perpetual Monthly Income Preferred Stock: issued - 22,004,000 shares, outstanding 2,521,872 shares, aggregate liquidation value of $63,047	63,047	63,047

Common stock, $0.10 par value, authorized, 2,000,000,000 shares; issued, 207,514,167 shares (2012 - 206,730,318 shares issued)	20,751	20,673
Less: Treasury stock (at par value)	(53)	(49)

Common stock outstanding, 206,982,105 shares outstanding (2012 - 206,235,465 shares outstanding)	20,698	20,624

Additional paid-in capital	886,775	885,754
Retained earnings	291,950	487,166
Accumulated other comprehensive (loss) income, net of tax expense of $8,171 (2012 - $7,749)	(40,142)	28,432

Total stockholders’ equity	1,222,328	1,485,023

Total liabilities and stockholders’ equity	$12,803,169	$13,099,741

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(Unaudited)

	Quarter Ended		Six-Month Period Ended
(In thousands, except per share information)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Interest income:
Loans	$147,986	$142,239	$296,629	$282,765
Investment securities	12,185	10,957	23,228	22,169
Money market investments	499	456	1,038	825

Total interest income	160,670	153,652	320,895	305,759

Interest expense:
Deposits	23,918	33,489	49,462	70,223
Securities sold under agreements to repurchase	6,470	7,028	12,887	15,118
Advances from FHLB	1,631	3,028	3,656	6,269
Notes payable and other borrowings	1,763	1,402	3,509	3,578

Total interest expense	33,782	44,947	69,514	95,188

Net interest income	126,888	108,705	251,381	210,571
Provision for loan and lease losses	87,464	24,884	198,587	61,081

Net interest income after provision for loan and lease losses	39,424	83,821	52,794	149,490

Non-interest (loss) income:
Service charges on deposit accounts	3,098	3,240	6,478	6,487
Mortgage banking activities	4,823	4,057	9,403	8,532
Net (loss) gain on sale of investments (includes $42 accumulated other comprehensive income reclassification for other-than-temporary impairment on equity securities for the quarter and six-month period ended June 30, 2013)	(42)	—	(42)	26
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	—	—	—	—
Portion of other-than-temporary impairment losses recognized in other comprehensive income	—	(143)	(117)	(1,376)

Net impairment losses on available-for-sale debt securities	—	(143)	(117)	(1,376)
Equity in earnings (losses) of unconsolidated entities	648	(2,491)	(4,890)	(8,727)
Impairment of collateral pledged to Lehman	(66,574)	—	(66,574)	—
Insurance income	1,508	1,312	3,528	2,792
Other non-interest income	4,876	8,047	14,180	14,763

Total non-interest (loss) income	(51,663)	14,022	(38,034)	22,497

Non-interest expenses:
Employees’ compensation and benefits	33,116	31,101	66,670	62,712
Occupancy and equipment	14,946	15,181	30,016	30,857
Business promotion	3,831	3,475	7,188	6,022
Professional fees	13,735	6,230	24,867	12,299
Taxes, other than income taxes	6,239	3,435	9,228	6,851
Insurance and supervisory fees	12,699	13,302	25,505	26,310
Net loss on other real estate owned (OREO) and OREO operations	14,829	6,786	22,139	10,229
Credit and debit card processing expenses	2,281	811	5,358	942
Communications	1,885	1,758	3,699	3,479
Other non-interest expenses	7,762	4,863	14,663	12,434

Total non-interest expenses	111,323	86,942	209,333	172,135

(Loss) Income before income taxes	(123,562)	10,901	(194,573)	(148)
Income tax benefit (expense)	979	(1,545)	(643)	(3,678)

Net (loss) income	$(122,583)	$9,356	$(195,216)	$(3,826)

Net (loss) income attributable to common stockholders	$(122,583)	$9,356	$(195,216)	$(3,826)

Net (loss) earnings per common share:
Basic	$(0.60)	$0.05	$(0.95)	$(0.02)

Diluted	$(0.60)	$0.05	$(0.95)	$(0.02)

Dividends declared per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Quarter Ended		Six-Month Period Ended
(In thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net (loss) income	$(122,583)	$9,356	$(195,216)	$(3,826)

Available-for-sale debt securities on which other-than-temporary impairment has been recognized:
Subsequent unrealized gain on debt securities on which an other-than-temporary impairment has been recognized	592	2,614	1,435	3,545
Reclassification adjustment for other-than-temporary impairment on debt securities included in net income	—	143	117	1,376
All other unrealized gains and losses on available-for-sale securities:
All other unrealized holding (losses) gains arising during the period	(60,176)	3,498	(69,746)	2,141
Reclassification adjustment for other-than-temporary impairment on equity securities	42	—	42	—
Income tax (expense) benefit related to items of other comprehensive income	(422)	133	(422)	350

Other comprehensive (loss) income for the period, net of tax	(59,964)	6,388	(68,574)	7,412

Total comprehensive loss	$(182,547)	$15,744	$(263,790)	$3,586

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six-Month Period Ended
(In thousands)	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net loss	$(195,216)	$(3,826)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	11,933	12,435
Amortization and impairment of intangible assets	3,039	1,283
Provision for loan and lease losses	198,587	61,081
Deferred income tax (benefit) expense	(2,154)	1,128
Stock-based compensation	1,321	192
Other-than-temporary impairments on debt securities	117	1,376
Other-than-temporary impairments on equity securities	42	—
Equity in losses of unconsolidated entities	4,890	8,727
Impairment of collateral pledged to Lehman	66,574	—
Derivative instruments and financial liabilities measured at fair value, gain	(1,974)	(834)
Loss on sale of premises and equipment and other assets	—	254
Net gain on sale of loans	(1,304)	(1,857)
Net amortization of premiums, discounts and deferred loan fees and costs	(2,078)	(947)
Originations and purchases of loans held for sale	(306,579)	(181,181)
Sales and repayments of loans held for sale	259,506	195,956
Loans held for sale valuation adjustment	6,103	—
Amortization of broker placement fees	4,182	5,307
Net amortization of premium and discounts on investment securities	6,713	7,511
Decrease in accrued income tax payable	(1,623)	(1,088)
(Increase) decrease in accrued interest receivable	(2,965)	349
Increase in accrued interest payable	1,257	241
Decrease in other assets	20,702	15,413
Increase (decrease) in other liabilities	16,116	(1,808)

Net cash provided by operating activities	87,189	119,712

Cash flows from investing activities:
Principal collected on loans	1,363,136	1,549,244
Loans originated and purchased	(1,545,408)	(1,633,182)
Proceeds from sale of loans held for investment	296,610	15,001
Proceeds from sale of repossessed assets	60,568	46,535
Purchases of securities available for sale	(541,910)	(317,506)
Proceeds from principal repayments and maturities of securities available for sale	207,810	698,625
Additions to premises and equipment	(4,999)	(4,494)
Proceeds from sale of premises and equipments and other assets	—	1,026
Proceeds from securities litigation settlement and other proceeds	—	26
Decrease in other equity securities	6,436	5,810

Net cash (used in) provided by investing activities	(157,757)	361,085

Cash flows from financing activities:
Net increase (decrease) in deposits	108,917	(13,540)
Net repayments of securities sold under agreements to repurchase	—	(100,000)
Net FHLB advances paid	(150,000)	(34,000)
Repurchase of outstanding common stock	(233)	—
Repayments of medium-term notes	—	(21,957)
Proceeds from common stock sold	—	1,037

Net cash used in financing activities	(41,316)	(168,460)

Net (decrease) increase in cash and cash equivalents	(111,884)	312,337
Cash and cash equivalents at beginning of period	946,851	446,566

Cash and cash equivalents at end of period	$834,967	$758,903

Cash and cash equivalents include:
Cash and due from banks	$618,593	$518,725
Money market instruments	216,374	240,178

	$834,967	$758,903

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Six-Month Period Ended
(In thousands)	June 30, 2013	June 30, 2012
Preferred Stock	$63,047	$63,047

Common Stock outstanding:
Balance at beginning of period	20,624	20,513
Common stock issued as compensation	11	—
Repurchase of common stock	(4)	—
Common stock sold	—	29
Restricted stock grants	70	72
Restricted stock forfeited	(3)	—

Balance at end of period	20,698	20,614

Additional Paid-In-Capital:
Balance at beginning of period	885,754	884,002
Restricted stock grants	(70)	(72)
Restricted stock forfeited	3	—
Common stock sold	—	1,008
Stock-based compensation	1,321	192
Repurchase of common stock	(233)	—

Balance at end of period	886,775	885,130

Retained Earnings:
Balance at beginning of period	487,166	457,384
Net loss	(195,216)	(3,826)

Balance at end of period	291,950	453,558

Accumulated Other Comprehensive Income (Loss), net of tax:
Balance at beginning of period	28,432	19,198
Other comprehensive (loss) income, net of tax	(68,574)	7,412

Balance at end of period	(40,142)	26,610

Total stockholders’ equity	$1,222,328	$1,448,959

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

The results of operations for the quarter ended June 30, 2013 are not necessarily indicative of the results to be expected for the entire year.

Adoption of new accounting requirements and recently issued but not yet effective accounting requirements

The Financial Accounting Standards Board (“FASB”) has issued the following accounting pronouncements and guidance relevant to the Corporation’s operations:

In December 2011, the FASB updated the Accounting Standards Codification (“the Codification”) to enhance and require converged disclosures about financial and derivative instruments that are either offset on the balance sheet, or are subject to an enforceable master netting arrangement (or other similar arrangement). Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB updated the Codification to clarify the scope of the disclosure to include only derivatives, including bifurcated embedded derivatives, repurchase agreements, reverse repurchase agreements, and securities lending that are either offset or subject to an enforceable master netting agreement or similar agreement. The amendments in this Update are effective for interim and annual periods beginning on or after January 1, 2013. The Corporation adopted this guidance in 2013. Refer to Note 10 for required disclosures about offsetting assets and liabilities.

In February 2013, the FASB updated the Codification to improve the reporting of reclassifications out of accumulated other comprehensive income (“OCI”). The amendments in this Update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated OCI on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated OCI is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. The amendments in this Update are effective prospectively for reporting periods beginning after December 31, 2012. The Corporation adopted this guidance in 2013 with no effect on the Corporation’s financial condition or results of operations since it impacted presentation only. The reclassifications out of accumulated other comprehensive income of the Corporation during the first half of 2013 and 2012 were primarily related to credit losses on debt securities for which other-than-temporary impairment (“OTTI”) was previously recognized. The disclosure of credit losses on debt securities, and required identification in the statement of income (loss), is already required by Accounting Standard Codification (ASC) 320-10-50.

In July 2013, the FASB updated the Codification to add the Fed Funds Effective Swap Rates (or Overnight Index Swap Rate) as a U.S. benchmark interest rate for hedge accounting purposes. Previously, only the direct Treasury obligations of the U.S. government and the London Interbank Offered Rate (LIBOR) swap rate were used. This Update is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance will not have an effect on the Corporation’s financial condition or results of operations as the Corporation’s derivative instruments are not designated or do not qualify for hedge accounting.

In July 2013, the FASB updated the Codification to provide explicit guidelines on how to present an unrecognized tax benefit in a financial statement when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments are effective for public entities with fiscal periods beginning after December 15, 2013. Early adoption is permitted. The Corporation is currently evaluating the impact of the adoption of this guidance on its financial statements.

NOTE 2 – EARNINGS PER COMMON SHARE

The calculations of earnings (losses) per common share for the quarters and six-month periods ended June 30, 2013 and 2012 are as follows:

	Quarter Ended		Six-Month Period Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In thousands, except per share information)
Net (loss) income	$(122,583)	$9,356	$(195,216)	$(3,826)

Net (loss) income attributable to common stockholders	$(122,583)	$9,356	$(195,216)	$(3,826)

Weighted-Average Shares:
Basic weighted-average common shares outstanding	205,490	205,415	205,477	205,316
Average potential common shares	—	537	—	—

Diluted weighted-average number of common shares outstanding	205,490	205,952	205,477	205,316

(Loss) Earnings per common share:
Basic	$(0.60)	$0.05	$(0.95)	$(0.02)

Diluted	$(0.60)	$0.05	$(0.95)	$(0.02)

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

Potential common shares consist of common stock issuable under the assumed exercise of stock options, unvested shares of restricted stock, and outstanding warrants using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from the exercise, in addition to the amount of compensation cost attributable to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options, unvested shares of restricted stock, and outstanding warrants that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share. Stock options not included in the computation of outstanding shares because they were antidilutive amounted to 104,499 and 120,221 for the quarters and six-month periods ended June 30, 2013 and 2012, respectively. Warrants outstanding to purchase 1,285,899 shares of common stock for the quarter ended June 30, 2013 and six-month periods ended June 30, 2013 and 2012; and 1,442,427 unvested shares of restricted stock for the quarter and six-month period end June 30, 2013 and 719,500 unvested shares of restricted stock for the six-month period ended June 30, 2012, were excluded from the computation of diluted earnings per share because the Corporation reported a net loss attributable to common stockholders for these periods and their inclusion would have an antidilutive effect.

NOTE 3 – STOCK-BASED COMPENSATION

Between 1997 and January 2007, the Corporation had the 1997 stock option plan that authorized the granting of up to 579,740 options on shares of the Corporation’s common stock to eligible employees. The options granted under the plan could not exceed 20% of the number of common shares outstanding. The maximum term to exercise these options is 10 years.

On January 21, 2007, the 1997 stock option plan expired; all outstanding awards granted under this plan continue in full force and effect, subject to their original terms. No awards for shares could be granted under the 1997 stock option plan as of its expiration.

The activity of stock options granted under the 1997 stock option plan for the six-month period ended June 30, 2013 is set forth below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Beginning of period outstanding and exercisable	113,158	$206.96
Options expired	(7,795)	192.20
Options cancelled	(864)	222.05

End of period outstanding and exercisable	104,499	$207.94	2.6	$—

On April 29, 2008, the Corporation’s stockholders approved the First BanCorp. 2008 Omnibus Incentive Plan, as amended (the “Omnibus Plan”). The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards. The Omnibus Plan authorizes the issuance of up to 8,169,807 shares of common stock, subject to adjustments for stock splits, reorganizations and other similar events. The Corporation’s Board of Directors, upon receiving the relevant recommendation of the Compensation Committee, has the power and authority to determine those eligible to receive awards and to establish the terms and conditions of any awards subject to various limits and vesting restrictions that apply to individual and aggregate awards.

Under the Omnibus Plan, during the second quarter of 2013, the Corporation issued 701,405 shares of restricted stock that will vest based on the employees’ continued service with the Corporation. Fifty percent (50%) of those shares vest in two years from the grant date and the remaining 50% vest in three years from the grant date. Included in those 701,405 shares of restricted stock are 582,905 shares granted to certain senior officers consistent with the requirements of the Troubled Relief Asset Program (“TARP”) Interim Final Rule. Notwithstanding the vesting period mentioned above, the employees covered by TARP are restricted from transferring the shares. Specifically, the stock that has otherwise vested may not become transferable at any time earlier than as permitted under the schedule set forth by TARP, which is based on the repayment in 25% increments of the aggregate financial assistance received from the U.S. Department of Treasury (the “Treasury”).

The fair value of the shares of restricted stock granted in the second quarter of 2013 was based on the market price of the Corporation’s outstanding common stock on the date of the grant of $6.03. For the 582,905 shares of restricted stock granted under the TARP requirements, the market price was discounted due to post-vesting restrictions. For purposes of computing the discount, the Corporation estimated an appreciation of 13% in the value of the common stock using the Capital Asset Pricing Model as a basis of what would be a market participant’s expected return on the Corporation’s stock and assumed a holding period by the Treasury of its outstanding common stock of the Corporation of 2 years, resulting in a fair value of $3.02 for restricted shares granted under the TARP requirements. Also, the Corporation uses empirical data to estimate employee termination; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.

The following table summarizes the restricted stock activity in 2013 under the Omnibus Plan for both executive officers covered by the TARP requirements and other employees as well as for independent directors:

	Six-Month Period Ended June 30, 2013
	Number of shares of restricted stock	Weighted-Average Grant Date Fair Value
Non-vested shares at beginning of year	770,507	$2.51
Granted	701,405	3.53
Forfeited	(29,485)	3.64

Non-vested shares at June 30, 2013	1,442,427	$2.99

For the quarter and six-month period ended June 30, 2013, the Corporation recognized $0.4 million and $0.6 million, respectively, of stock-based compensation expense related to restricted stock awards, compared to $0.2 million for the quarter and six-month period ended June 30, 2012. As of June 30, 2013, there was $2.9 million of total unrecognized compensation cost related to nonvested shares of restricted stock. The weighted average period over which the Corporation expects to recognize such cost is 2 years.

During the third quarter of 2012, 51,007 shares of restricted stock were awarded to the Corporation’s independent directors subject to a one-year vesting period. In addition, late in the first quarter of 2012, the Corporation issued 719,500 shares of restricted stock that will vest based on the employees’ continued service with the Corporation. Fifty percent (50%) of those shares vest in two years from the grant date and the remaining 50% percent vest in three years from the grant date. Included in those 719,500 shares of restricted stock are 557,000 shares granted to certain senior officers consistent with the requirements of TARP. The employees covered by TARP are restricted from transferring the shares, subject to certain conditions as explained above.

The fair value of the shares of restricted stock granted in the first half of 2012 was based on the market price of the Corporation’s outstanding common stock on the date of the grant of $4.00. For the 557,000 shares of restricted stock granted under the TARP requirements, the market price was discounted due to post-vesting restrictions. For purposes of computing the discount, the Corporation assumed appreciation of 25% in the value of the common stock and a holding period by the Treasury of its outstanding common stock of the Corporation of three years, resulting in a fair value of $2.00 for restricted shares granted under the TARP requirements in 2012.

Stock-based compensation accounting guidance requires the Corporation to develop an estimate of the number of share-based awards that will be forfeited due to employee or director turnover. Quarterly changes in the estimated forfeiture rate may have a significant effect on share-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period in which the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease in the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase in the expense recognized in the financial statements. When unvested options or shares of restricted stock are forfeited, any compensation expense previously recognized on the forfeited awards is reversed in the period of the forfeiture. Approximately $0.1 million of compensation expense was reversed in 2013 related to forfeited awards.

Also, under the Omnibus Plan, effective April 1, 2013, the Corporation’s Board of Directors determined to increase the salary amounts paid to certain executive officers for fiscal year 2013 primarily by paying the increased salary amounts in the form of shares of the Corporation’s common stock, instead of cash. During the second quarter of 2013, the Corporation issued 111,929 shares of common stock with a weighted average market value of $6.15 for compensation according to this determination. This resulted in a compensation expense of $0.7 million recorded in the second quarter of 2013.

NOTE 4 – INVESTMENT SECURITIES

Investment Securities Available for Sale

The amortized cost, non-credit loss component of OTTI recorded in OCI, gross unrealized gains and losses recorded in OCI, approximate fair value, weighted average yield and contractual maturities of investment securities available for sale as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013						December 31, 2012
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI	Gross Unrealized		Fair value	Weighted average yield%	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI	Gross Unrealized		Fair value	Weighted average yield%
			gains	losses					gains	losses
	(Dollars in thousands)
U.S. Treasury securities:
Due within one year	$7,493	$—	$1	$—	$7,494	0.12	$7,497	$—	$2	$—	$7,499	0.17
Obligations of U.S. government-sponsored agencies:
After 1 to 5 years	50,000	—	—	1,449	48,551	1.05	25,650	—	7	—	25,657	0.35
After 5 to 10 years	214,297	—	—	11,115	203,182	1.31	214,323	—	8	415	213,916	1.31
Puerto Rico government obligations:
Due within one year	10,000	—	—	15	9,985	3.50	—	—	—	—	—	—
After 1 to 5 years	—	—	—	—	—	—	10,000	—	—	—	10,000	3.50
After 5 to 10 years	39,771	—	—	2,434	37,337	4.49	39,753	—	—	553	39,200	4.49
After 10 years	21,163	—	2	1,062	20,103	5.79	21,099	—	948	47	22,000	5.78

United States and Puerto Rico government obligations	342,724	—	3	16,075	326,652	1.96	318,322	—	965	1,015	318,272	1.97

Mortgage-backed securities:
FHLMC certificates:
Due within one year	—	—	—	—	—	—	63	—	—	—	63	3.34
After 10 years	327,918	—	156	6,378	321,696	2.11	125,747	—	3,430	—	129,177	2.13

	327,918	—	156	6,378	321,696	2.11	125,810	—	3,430	—	129,240	2.13

GNMA certificates:
After 1 to 5 years	113	—	6	—	119	3.54	143	—	7	—	150	3.57
After 5 to 10 years	698	—	40	—	738	2.79	479	—	37	—	516	3.52
After 10 years	473,109	—	24,211	—	497,320	3.82	564,376	—	39,630	—	604,006	3.98

	473,920	—	24,257	—	498,177	3.82	564,998	—	39,674	—	604,672	3.98

FNMA certificates:
Due within one year	—	—	—	—	—	—	119	—	—	—	119	2.93
After 1 to 5 years	1,720	—	83	—	1,803	4.91	2,270	—	149	—	2,419	4.88
After 5 to 10 years	8,902	—	489	—	9,391	4.08	10,963	—	874	—	11,837	3.91
After 10 years	804,859	—	2,815	20,385	787,289	2.29	602,623	—	10,638	—	613,261	2.49

	815,481	—	3,387	20,385	798,483	2.32	615,975	—	11,661	—	627,636	2.52

Collateralized mortgage obligations issued or guaranteed by the FHLMC:
After 1 to 5 years	175	—	—	1	174	3.01	—	—	—	—	—	—
After 5 to 10 years	—	—	—	—	—	—	301	—	—	1	300	3.01

	175	—	—	1	174	3.01	301	—	—	1	300	3.01

Other mortgage pass-through trust certificates:
Over 5 to 10 years	136	—	1	—	137	7.27	143	—	1	—	144	7.27
After 10 years	62,369	16,935	—	—	45,434	2.29	69,269	18,487	—	—	50,782	2.29

	62,505	16,935	1	—	45,571	2.29	69,412	18,487	1	—	50,926	2.29

Total mortgage-backed securities	1,679,999	16,935	27,801	26,764	1,664,101	2.70	1,376,496	18,487	54,766	1	1,412,774	3.07

Equity securities (without contractual maturity) (1)	35	—	—	—	35	—	77	—	—	46	31	—

Total investment securities available for sale	$2,022,758	$16,935	$27,804	$42,839	$1,990,788	2.57	$1,694,895	$18,487	$55,731	$1,062	$1,731,077	2.87

(1)	Represents common shares of another financial institution in Puerto Rico.

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

The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2013 and December 31, 2012. It also includes debt securities for which an OTTI was recognized and only the amount related to a credit loss was recognized in earnings. Unrealized losses for which OTTI had been recognized have been reduced by any subsequent recoveries in fair value.

	As of June 30, 2013
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Debt securities:
Puerto Rico government obligations	$66,473	$3,511	$—	$—	$66,473	$3,511
US government agencies obligations	251,733	12,564	—	—	251,733	12,564
Mortgage-backed securities:
FNMA	749,766	20,385	—	—	749,766	20,385
FHLMC	271,651	6,378	—	—	271,651	6,378
Collateralized mortgage obligations issued or guaranteed by FHLMC	174	1	—	—	174	1
Other mortgage pass-through trust certificates	—	—	45,434	16,935	45,434	16,935

	$1,339,797	$42,839	$45,434	$16,935	$1,385,231	$59,774

	As of December 31, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Debt securities:
Puerto Rico government obligations	$41,243	$600	$—	$—	$41,243	$600
US government agencies obligations	183,709	415	—	—	183,709	415
Mortgage-backed securities:
Collateralized mortgage obligations issued or guaranteed by FHLMC	300	1	—	—	300	1
Other mortgage pass-through trust certificates	—	—	50,782	18,487	50,782	18,487
Equity securities	31	46	—	—	31	46

	$225,283	$1,062	$50,782	$18,487	$276,065	$19,549

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

Debt securities issued by U.S. government agencies, government-sponsored entities and the U.S. Treasury accounted for approximately 94% of the total available-for-sale portfolio as of June 30, 2013 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government. The Corporation’s assessment was concentrated mainly on private label mortgage-backed securities with an amortized cost of $62.4 million for which credit losses are evaluated on a quarterly basis. The Corporation considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

The Corporation recorded OTTI losses on available-for-sale debt securities as follows:

	Private Label MBS		Private Label MBS
	Quarter ended June 30,		Six-Month Period Ended June 30,
	2013	2012	2013	2012
(In thousands)
Total other-than-temporary impairment losses	$—	$—	$—	$—
Credit loss on debt securities for which an OTTI was not previously recognized
Portion of other-than-temporary impairment losses recognized in OCI	—	(143)	(117)	(1,376)

Net impairment losses recognized in earnings	$—	$(143)	$(117)	$(1,376)

The following table summarizes the roll-forward of credit losses on debt securities held by the Corporation for which a portion of an OTTI is recognized in OCI:

	Quarter ended June 30,		Six-month period ended June 30,
	2013	2012	2013	2012
(In thousands)
Credit losses at the beginning of the period	$5,389	$5,056	$5,272	$3,823
Additions:
Credit losses on debt securities for which an OTTI was previously recognized	—	143	117	1,376

Ending balance of credit losses on debt securities held for which a portion of an OTTI was recognized in OCI	$5,389	$5,199	$5,389	$5,199

During the first half of 2013, the $0.1 million credit related impairment loss was related to private label MBS, which are collateralized by fixed-rate mortgages on single-family, residential properties in the United States. The interest rate on these private-label MBS is variable, tied to 3-month LIBOR and limited to the weighted-average coupon of the underlying collateral. The underlying mortgages are fixed-rate single-family loans with original high FICO scores (over 700) and moderate original loan-to-value ratios (under 80%), as well as moderate delinquency levels.

Based on the expected cash flows derived from the model, and since the Corporation does not have the intention to sell the securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs, only the credit loss component was reflected in earnings. Significant assumptions in the valuation of the private label MBS were as follows:

	June 30, 2013		December 31, 2012
	Weighted Average	Range	Weighted Average	Range
Discount rate	14.5%	14.5%	14.5%	14.5%
Prepayment rate	31%	18.84% - 100%	32%	21.85% - 69.97%
Projected Cumulative Loss Rate	6.4%	0.65% - 40.18%	8%	0.73% - 38.79%

The Corporation recorded OTTI losses of $42,000 on equity securities held in the available-for-sale investment portfolio in the second quarter and first half of 2013. No OTTI losses on equity securities were recognized in the quarter and six-month period ended June 30, 2012.

As of June 30, 2013, the Corporation held approximately $70.9 million of Puerto Rico government obligations. The Commonwealth of Puerto Rico credit rating was downgraded by Moody’s Investor Service (“Moody’s”) in December 2012 to Baa3 with a negative outlook, with various factors noted, including the lack of clear growth catalysts, the fiscal budget deficits, and the financial condition of the public sector employee pension plans, which are significantly underfunded. In addition, in March 2013, Standard & Poor’s (“S&P”) downgraded the Commonwealth of Puerto Rico rating to BBB-, one step from junk status, with a negative outlook. S&P based the decision on the result of an estimated fiscal 2013 budget gap, which S&P views as significantly larger than originally budgeted. Also in March 2013, Fitch Ratings downgraded its rating on $10.6 billion of Puerto Rico general obligation bonds by two notches, to BBB- minus from BBB- plus, saying the Commonwealth was facing a large budget imbalance caused by a weak economy and revenues. These downgrades could have an adverse impact on economic conditions, but their ultimate impact is unpredictable and may not be immediately apparent. The Puerto Rico government approved a budget for fiscal year 2014 to reduce its general fund deficit, including new tax measures expected to result in additional revenues.

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

As of June 30, 2013 and December 31, 2012, the Corporation had investments in FHLB stock with a book value of $31.0 million and $37.5 million, respectively. The net realizable value is a reasonable proxy for the fair value of these instruments. Dividend income from FHLB stock for the quarter and six-month period ended June 30, 2013 was $0.3 million and $0.7 million, respectively, compared to$ 0.4 million and $0.8 million for the comparable periods in 2012.

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

The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities as of June 30, 2013 and December 31, 2012 was $1.3 million.

NOTE 6 – LOANS HELD FOR INVESTMENT

The following table provides information about the loan portfolio held for investment:

	June 30,	December 31,
	2013	2012
	(In thousands)
Residential mortgage loans, mainly secured by first mortgages	$2,511,206	$2,747,217

Commercial loans:
Construction loans (1)	194,912	361,875
Commercial mortgage loans (1)	1,916,509	1,883,798
Commercial and Industrial loans (1) (2)	2,527,431	2,793,157
Loans to local financial institutions collateralized by real estate mortgages	248,360	255,390

Commercial loans	4,887,212	5,294,220

Finance leases	241,675	236,926

Consumer loans	1,805,693	1,775,751

Loans held for investment	9,445,786	10,054,114
Allowance for loan and lease losses	(301,047)	(435,414)

Loans held for investment, net (3)	$9,144,739	$9,618,700

(1)	During the second quarter of 2013, after a comprehensive review of substantially all of the loans in our commercial portfolios, the classification of certain loans was revised to more accurately depict the nature of the underlying loans. This reclassification resulted in a net increase of $269.0 million in commercial mortgage loans, since the principal source of repayment for such loans is derived primarily from the operation of the underlying real estate, with a corresponding decrease of $246.8 million in commercial and industrial loans and a $22.2 million decrease in construction loans. The Corporation evaluated the impact of this reclassification on the provision for loan losses and determined that the effect of this adjustment was not material to any previously reported results.
(2)	As of June 30, 2013, includes $1.2 billion of commercial loans that are secured by real estate (owner- occupied commercial loans secured by real estate) but are not dependent upon the real estate for repayment.
(3)	During the first half of 2013, the Corporation completed two separate bulk sales of assets including: (i) non-performing residential mortgage loans with a book value before allowance for loan losses of $203.8 million, and (ii) adversely classified loans, mainly commercial loans, with a book value before allowance for loan losses of $211.4 million. In addition the Corporation transferred $181.6 million of commercial non-performing loans to held for sale as further discussed below.

Loans held for investment on which accrual of interest income had been discontinued were as follows:

(In thousands)	June 30, 2013	December 31, 2012
Non-performing loans:
Residential mortgage	$133,937	$313,626
Commercial mortgage	136,737	214,780
Commercial and Industrial	131,906	230,090
Construction	68,204	178,190
Consumer:
Auto loans	17,226	19,210
Finance leases	2,801	3,182
Other consumer loans	15,389	16,483

Total non-performing loans held for investment (1) (2)	$506,200	$975,561

(1)	As of June 30, 2013 and December 31, 2012, excludes $95.0 million and $2.2 million, respectively, in non-performing loans held for sale.
(2)	Amount excludes purchased credit impaired (“PCI”) loans with a carrying value of approximately $8.3 million and $10.6 million as of June 30, 2013 and December 31, 2012, respectively, acquired as part of the credit cards portfolio purchased in the second quarter of 2012.

The Corporation’s aging of the loans held for investment portfolio is as follows:

As of June 30, 2013 (In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)	Total Past Due (4)	Purchased Credit- Impaired Loans (4)	Current	Total loans held for investment	90 days past due and still accruing (5)
Residential mortgage:
FHA/VA and other government-guaranteed loans (2) (3) (5)	$—	$10,594	$83,214	$93,808	$—	$103,678	$197,486	$83,214
Other residential mortgage loans (3)	—	93,136	142,851	235,987	—	2,077,733	2,313,720	8,914
Commercial:
Commercial and Industrial loans	11,344	7,011	143,512	161,867	—	2,613,924	2,775,791	11,606
Commercial mortgage loans (3)	—	8,803	141,266	150,069	—	1,766,440	1,916,509	4,529
Construction loans (3)	—	677	68,333	69,010	—	125,902	194,912	129
Consumer:
Auto loans	72,168	21,132	17,226	110,526	—	964,581	1,075,107	—
Finance leases	9,286	3,438	2,801	15,525	—	226,150	241,675	—
Other consumer loans	11,794	6,972	20,058	38,824	8,285	683,477	730,586	4,669

Total loans held for investment	$104,592	$151,763	$619,261	$875,616	$8,285	$8,561,885	$9,445,786	$113,061

(1)	Includes non-performing loans and accruing loans which are contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges fees until charged-off at 180 days.
(2)	As of June 30, 2013, includes $1.6 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.
(3)	According to the Corporation’s delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears two or more monthly payments. FHA/VA government guaranteed loans, other residential mortgage loans, commercial mortgage loans and construction loans past due 30-59 days amounted to $24.3 million, $201.5 million, $78.0 million and $2.4 million, respectively.
(4)	Purchased credit–impaired loans are excluded from delinquency and non-performing statistics as further discussed below.
(5)	It is the Corporation’s policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $34.1 million of residential mortgage loans insured by the FHA or guaranteed by the VA, which are over 18 months delinquent, and are no longer accruing interest as of June 30, 2013.

As of December 31, 2012 (In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)	Total Past Due (4)	Purchased Credit- Impaired Loans (4)	Current	Total loans held for investment	90 days past due and still accruing
Residential mortgage:
FHA/VA and other government-guaranteed loans (2) (3) (5)	$—	$10,592	$93,298	$103,890	$—	$104,723	$208,613	$93,298
Other residential mortgage loans (3)	—	83,807	324,965	408,772	—	2,129,832	2,538,604	11,339
Commercial:
Commercial and Industrial loans	22,323	8,952	258,989	290,264	—	2,758,283	3,048,547	28,899
Commercial mortgage loans (3)	—	6,367	218,379	224,746	—	1,659,052	1,883,798	3,599
Construction loans (3)	—	843	178,876	179,719	—	182,156	361,875	686
Consumer:
Auto loans	64,991	15,446	19,210	99,647	—	926,579	1,026,226	—
Finance leases	10,938	2,682	3,182	16,802	—	220,124	236,926	—
Other consumer loans	12,268	6,850	20,674	39,792	10,602	699,131	749,525	4,191

Total loans held for investment	$110,520	$135,539	$1,117,573	$1,363,632	$10,602	$8,679,880	$10,054,114	$142,012

(1)	Includes non-performing loans and accruing loans which are contractually delinquent 90 days or more (i.e. FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges and fees until charged-off at 180 days.
(2)	As of December 31, 2012, includes $14.8 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.
(3)	According to the Corporation’s delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears two or more monthly payments. FHA/VA government guaranteed loans, other residential mortgage loans, commercial mortgage loans, and construction loans past due 30-59 days amounted to $22.2 million, $186.3 million, $164.9 million, and $21.1 million, respectively.
(4)	Purchased credit-impaired loans are excluded from delinquency and non-performing statistics as further discussed below.
(5)	It is the Corporation’s policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $35.3 million of residential mortgage loans insured by the FHA or guaranteed by the VA, which are over 18 months delinquent, and are no longer accruing interest as of December 31, 2012.

The Corporation’s credit quality indicators by loan type as of June 30, 2013 and December 31, 2012 are summarized below:

	Commercial Credit Exposure-Credit Risk Profile Based on Creditworthiness category:
June 30, 2013	Substandard	Doubtful	Loss	Total Adversely Classified (1)(2)	Total Portfolio
	(In thousands)
Commercial mortgage	$359,947	$3,074	$137	$363,158	$1,916,509
Construction	78,889	8,686	—	87,575	194,912
Commercial and Industrial	200,784	12,379	705	213,868	2,775,791

	Commercial Credit Exposure-Credit Risk Profile Based on Creditworthiness category:
December 31, 2012	Substandard	Doubtful	Loss	Total Adversely Classified (1)(2)	Total Portfolio
	(In thousands)
Commercial mortgage	$401,597	$6,867	$—	$408,464	$1,883,798
Construction	184,977	14,556	605	200,138	361,875
Commercial and Industrial	372,100	30,651	1,143	403,894	3,048,547

(1)	During the first quarter of 2013, the Corporation completed a bulk sale of assets, mainly commercial adversely classified loans with a book value before allowance for loan losses of $211.4 million and, in addition, transferred $181.6 million of non-performing loans to held for sale as further discussed below.
(2)	Excludes $95 million ($38 million commercial mortgage; $57 million construction) and $2.2 million ($1.1 million commercial mortgage and $1.1 million commercial and industrial) as of June 30, 2013 and December 31, 2012, respectively, of non-performing loans held for sale.

The Corporation considers a loan to be adversely classified if its risk rating is Substandard, Doubtful or Loss. These categories are defined as follows:

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

	Consumer Credit Exposure-Credit Risk Profile based on payment activity
	Residential Real-Estate		Consumer
June 30, 2013	FHA/VA/ Guaranteed (1)	Other residential loans	Auto	Finance Leases	Other Consumer
	(In thousands)
Performing	$197,486	$2,179,783	$1,057,881	$238,874	$706,912
Purchased Credit-Impaired	—	—	—	—	8,285
Non-performing	—	133,937	17,226	2,801	15,389

Total	$197,486	$2,313,720	$1,075,107	$241,675	$730,586

(1)	It is the Corporation’s policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $34.1 million of residential mortgage loans insured by the FHA or guaranteed by the VA, which are over 18 months delinquent, and are no longer accruing interest as of June 30, 2013.

	Consumer Credit Exposure-Credit Risk Profile based on payment activity
	Residential Real-Estate		Consumer
December 31, 2012	FHA/VA/ Guaranteed (1)	Other residential loans	Auto	Finance Leases	Other Consumer
	(In thousands)
Performing	$208,613	$2,224,978	$1,007,016	$233,744	$722,440
Purchased Credit-Impaired	—	—	—	—	10,602
Non-performing	—	313,626	19,210	3,182	16,483

Total	$208,613	$2,538,604	$1,026,226	$236,926	$749,525

(1)	It is the Corporation’s policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $35.3 million of residential mortgage loans insured by the FHA or guaranteed by the VA, which are over 18 months delinquent, and are no longer accruing interest as of December 31, 2012.

The following tables present information about impaired loans excluding purchased credit-impaired loans, which are reported separately as discussed below:

					Quarter ended June 30, 2013		Six-month Period Ended June 30, 2013
Impaired Loans (In thousands)	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance	Average Recorded Investment	Interest Income Recognized Accrual Basis	Interest Income Recognized Cash Basis	Interest Income Recognized Accrual Basis	Interest Income Recognized Cash Basis
As of June 30, 2013 With no related allowance recorded:
FHA/VA-Guaranteed loans	$—	$—	$—	$—	$—	$—	$—	$—
Other residential mortgage loans	137,999	147,773	—	140,066	1,697	226	3,386	548
Commercial:
Commercial mortgage loans	39,351	41,527	—	39,367	304	74	536	147
Commercial and Industrial Loans	27,023	40,677	—	28,391	32	6	43	28
Construction Loans	21,716	24,055	—	22,080	10	8	10	12
Consumer:
Auto loans	—	—	—	—	—	—	—	—
Finance leases	—	—	—	—	—	—	—	—
Other consumer loans	3,556	5,027	—	2,365	31	20	53	37

	$229,645	$259,059	$—	$232,269	$2,074	$334	$4,028	$772

With an allowance recorded:
FHA/VA-Guaranteed loans	$—	$—	$—	$—	$—	$—	$—	$—
Other residential mortgage loans	246,063	269,200	20,406	246,505	2,372	400	4,643	756
Commercial:
Commercial mortgage loans	173,632	184,357	33,219	174,846	427	537	720	1,115
Commercial and Industrial Loans	179,909	223,226	36,503	181,262	1,056	27	1,673	106
Construction Loans	54,767	63,471	21,884	55,926	119	234	228	604
Consumer:
Auto loans	12,979	12,980	1,515	12,233	231	—	457	—
Finance leases	2,293	2,293	92	2,129	51	—	109	—
Other consumer loans	8,957	9,601	1,334	8,973	79	2	121	5

	$678,600	$765,128	$114,953	$681,874	$4,335	$1,200	$7,951	$2,586

Total:
FHA/VA-Guaranteed loans	$—	$—	$—	$—	$—	$—	$—	$—
Other residential mortgage loans	384,062	416,973	20,406	386,571	4,069	626	8,029	1,304
Commercial:
Commercial mortgage loans	212,983	225,884	33,219	214,213	731	611	1,256	1,262
Commercial and Industrial Loans	206,932	263,903	36,503	209,653	1,088	33	1,716	134
Construction Loans	76,483	87,526	21,884	78,006	129	242	238	616
Consumer:
Auto loans	12,979	12,980	1,515	12,233	231	—	457	—
Finance leases	2,293	2,293	92	2,129	51	—	109	—
Other consumer loans	12,513	14,628	1,334	11,338	110	22	174	42

	$908,245	$1,024,187	$114,953	$914,143	$6,409	$1,534	$11,979	$3,358

(In thousands)	Recorded Investments	Unpaid Principal Balance	Related Specific Allowance	Average Recorded Investment
As of December 31, 2012
With no related allowance recorded:
FHA/VA-Guaranteed loans	$—	$—	$—	$—
Other residential mortgage loans	122,056	130,306	—	148,125
Commercial:
Commercial mortgage loans	44,495	54,753	—	45,420
Commercial and Industrial Loans	35,673	41,637	—	22,780
Construction Loans	21,179	44,797	—	35,379
Consumer:
Auto loans	—	—	—	—
Finance leases	—	—	—	—
Other consumer loans	2,615	3,570	—	2,443

	$226,018	$275,063	$—	$254,147

With an allowance recorded:
FHA/VA-Guaranteed loans	$—	$—	$—	$—
Other residential mortgage loans	462,663	518,446	47,171	447,491
Commercial:
Commercial mortgage loans	310,030	330,117	50,959	316,535
Commercial and Industrial Loans	284,357	363,012	80,167	239,757
Construction Loans	159,504	275,398	39,572	154,680
Consumer:
Auto loans	11,432	11,432	1,456	11,090
Finance leases	2,019	2,019	78	1,987
Other consumer loans	9,271	10,047	2,346	8,912

	$1,239,276	$1,510,471	$221,749	$1,180,452

Total:
FHA/VA-Guaranteed loans	$—	$—	$—	$—
Other residential mortgage loans	584,719	648,752	47,171	595,616
Commercial:
Commercial mortgage loans	354,525	384,870	50,959	361,955
Commercial and Industrial Loans	320,030	404,649	80,167	262,537
Construction Loans	180,683	320,195	39,572	190,059
Consumer:
Auto loans	11,432	11,432	1,456	11,090
Finance leases	2,019	2,019	78	1,987
Other consumer loans	11,886	13,617	2,346	11,355

	$1,465,294	$1,785,534	$221,749	$1,434,599

Interest income of approximately $8.7 and $16.4 million was recognized on impaired loans for the second quarter and six-month period ended June 30, 2012, respectively.

The following tables show the activity for impaired loans and the related specific reserve for the quarter and six-month period ended June 30, 2013:

	Quarter ended	Six-Month period ended
	June 30, 2013
	(In thousands)
Impaired Loans:
Balance at beginning of period	$1,100,265	$1,465,294
Loans determined impaired during the period	56,210	150,778
Net charge-offs	(95,605)	(271,972)
Loans sold, net of charge-offs	(111,756)	(201,409)
Increases to impaired loans-additional disbursements	763	6,020
Transfer of loans to held for sale, net of charges-offs	—	(147,100)
Foreclosures	(10,680)	(22,845)
Loans no longer considered impaired	(9,640)	(25,789)
Paid in full or partial payments	(21,312)	(44,732)

Balance at end of period	$908,245	$908,245

	Quarter ended	Six-Month period ended
	June 30, 2013
	(In thousands)
Specific Reserve:
Balance at beginning of period	$144,028	$221,749
Provision for loan losses	66,530	165,176
Net charge-offs	(95,605)	(271,972)

Balance at end of period	$114,953	$114,953

Acquired loans including PCI Loans

On May 30, 2012, the Corporation reentered the credit card business with the acquisition of an approximate $406 million portfolio of FirstBank-branded credit card loans from FIA Card Services (“FIA”). These loans were recorded on the Consolidated Statement of Financial Condition at estimated fair value on the acquisition date of $368.9 million. The Corporation concluded that a portion of these acquired loans were PCI loans. PCI loans are acquired loans with evidence of credit quality deterioration since origination for which it is probable at the date of purchase that the Corporation will be unable to collect all contractually required payments. The loans that the Corporation concluded were credit impaired had a contractual outstanding unpaid principal and interest balance at acquisition of $34.6 million and an estimated fair value of $15.7 million. Given that the initial fair value of these loans included an estimate of credit losses expected to be realized over the remaining lives of the loans, the Corporation’s subsequent accounting for PCI loans differs from the accounting for non–PCI loans; therefore, the Corporation separately tracks and reports PCI loans and excludes these loans from delinquency and non-performing loan statistics.

Initial Fair Value and Accretable Yield of PCI Loans

At acquisition, the Corporation estimated the cash flows the Corporation expected to collect on credit card loans acquired with a deteriorated credit quality. Under the accounting guidance for PCI loans, the difference between the contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. This difference is neither accreted into income nor recorded on the Corporation’s Consolidated Statement of Financial Condition. The excess of cash flows expected to be collected over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loans, using the effective-yield method. The table below displays the contractually required principal and interest, cash flows expected to be collected and the fair value at acquisition of PCI loans that the Corporation acquired. The table also displays the nonaccretable difference and the accretable yield at acquisition.

At acquisition
Purchased Credit-
(In thousands)	Impaired Loans
Contractually outstanding principal and interest at acquisition	$34,577
Less: Nonaccretable difference	(15,408)

Cash flows expected to be collected at acquisition	19,169
Less: Accretable yield	(3,451)

Fair value of loans acquired	$15,718

Outstanding balance and Carrying value of PCI loans

The table below presents the outstanding contractual balance and carrying value of the PCI Loans as of June 30, 2013 and December 31, 2012:

(In thousands)	Purchased Credit- Impaired Loans (June 30, 2013)	Purchased Credit- Impaired Loans (December 31, 2012)
Contractual balance	$26,219	$28,778
Carrying value	8,285	10,602

Changes in accretable yield of acquired loans

Subsequent to acquisition, the Corporation is required to periodically evaluate its estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and nonaccretable difference or reclassifications from nonaccretable yield to accretable. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows due to further credit deterioration will generally result in an impairment charge recognized in the Corporation’s provision for loan and lease losses, resulting in an increase to the allowance for loan losses. During the first half of 2013, the Corporation did not record charges to the provision for loan losses related to PCI loans.

The following table presents changes in the accretable yield related to the PCI loans acquired from FIA:

(In thousands)	PCI Loans
Accretable yield at acquisition	$3,451
Accretion recognized in earnings	(1,280)

Accretable yield as of December 31, 2012	2,171
Reclassification to nonaccretable	(1,352)
Accretion recognized in earnings	(413)

Accretable yield as of June 30, 2013	$406

During the First half of 2013, the Corporation purchased $140.6 million of residential mortgage loans consistent with a strategic program established by the Corporation in 2005 to purchase ongoing residential mortgage loan production from mortgage bankers in Puerto Rico. Generally, the loans purchased from mortgage bankers were conforming residential mortgage loans. Purchases of conforming residential mortgage loans provide the Corporation the flexibility to retain or sell the loans, including through securitization transactions depending upon whether the Corporation wants to retain high-yielding loans and improve net interest margins or generate profits by selling loans. When the Corporation sells such loans, it generally keeps the servicing of the loans.

In the ordinary course of business, the Corporation sells residential mortgage loans (originated or purchased) to the Government National Mortgage Association (“GNMA”) and government-sponsored entities (“GSEs”). GNMA and GSEs, such as Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”), generally securitize the transferred loans into mortgage-backed securities for sale into the secondary market. The Corporation sold approximately $121.3 million of performing residential mortgage loans in the secondary market to FNMA and FHLMC during the first half of 2013. Also, the Corporation securitized $159.1 million of FHA/VA mortgage loans into GNMA mortgage-backed securities during the first half of 2013. The Corporation’s continuing involvement in these loan sales consists primarily of servicing the loans. In addition, the Corporation agreed to repurchase loans when it breaches any of the representations and warranties included in the sale agreement. These representations and warranties are consistent with the GSEs’ selling and servicing guidelines (i.e., ensuring that the mortgage was properly underwritten according to established guidelines).

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

During the first half of 2013, the Corporation repurchased pursuant to its repurchase option with GNMA $26.6 million of loans previously sold to GNMA. The principal balance of these loans is fully guaranteed and the risk of loss related to repurchases is generally limited to the difference between the delinquent interest payment advanced to GNMA computed at the loan’s interest rate and the interest payments reimbursed by FHA, which are computed at a pre-determined debenture rate. Repurchases of GNMA loans allow the Corporation, among other things, to maintain acceptable delinquency rates on outstanding GNMA pools and remain as a seller and servicer in good standing with GNMA. The Corporation generally remediates any breach of representations and warranties related to the underwriting of such loans according to established GNMA guidelines without incurring losses. The Corporation does not maintain a liability for estimated losses as a result of breaches in representations and warranties.

Loan sales to FNMA and FHLMC are without recourse in relation to the future performance of the loans. The Corporation repurchased at par loans previously sold to FNMA and FHLMC in the amount of $3.3 million during the first half of 2013. The Corporation’s risk of loss with respect to these loans is also minimal as these repurchased loans are generally performing loans with documentation deficiencies. The amount of loan repurchases over the last three years represents less than 2% of total sales of loans to FNMA and FHLMC and subsequent losses are estimated to have been less than $0.3 million. As a consequence, the Corporation does not maintain a liability for estimated losses on loans expected to be repurchased as a result of breaches in loan and servicer representations and warranties.

Bulk Sales of Assets and Transfer of Loans to Held For Sale

On June 21, 2013, the Corporation announced that it had completed a sale of non-performing residential mortgage loans with a book value of $203.8 million and OREO properties with a book value of $19.2 million in a cash transaction. The sales price of this bulk sale was $128.3 million. Approximately $30.1 million of reserves had already been allocated to the loans. This transaction resulted in total charge-offs of $98.0 million and an incremental loss of $69.8 million. In addition, the Corporation recorded $3.1 million of professional service fees specifically related to this bulk sale of non-performing residential assets. This transaction resulted in a total pre-tax loss of $72.9 million.

On March 28, 2013, the Corporation completed the sale of adversely classified loans with a book value of $211.4 million ($100.1 million of commercial and industrial loans, $68.8 million of commercial mortgage loans, $41.3 million of construction loans, and $1.2 million of residential mortgage loans), and $6.3 million of OREO properties in a cash transaction. Included in the bulk sale was $185.0 million of non-performing assets. The sales price of this bulk sale was $120.2 million. Approximately $39.9 million of reserves had already been allocated to the loans. This transaction resulted in total charge-offs of $98.5 million and an incremental loss of $58.9 million, reflected in the provision for loan and lease losses for the first half of 2013. In addition, the Corporation recorded $3.9 million of professional fees specifically related to this bulk sale of assets. This transaction resulted in a total pre-tax loss of $62.8 million.

In addition, during the first quarter of 2013, the Corporation transferred to held for sale non-performing loans with an aggregate book value of $181.6 million. These transfers resulted in charge-offs of $36.0 million and an incremental loss of $5.2 million reflected in the provision for loan and lease losses for the first half of 2013.

During the second quarter of 2013, the Corporation completed the sale of a $40.8 million non-performing commercial mortgage loan that was among the loans transferred to held for sale in the first quarter without incurring additional losses.

In a separate transaction during the second quarter, the Corporation entered into an agreement to receive foreclosed real estate in partial satisfaction of debt related to one of the loans written-off and transferred to held for sale in the first quarter. The remaining balance of such partially satisfied commercial mortgage loan held for sale was restructured, resulting in a loss of $3.4 million recorded as part of “Other income” in the second quarter of 2013

The Corporation’s primary goal with respect to these sales is to accelerate the disposition of non-performing assets, which is the main priority of the Corporation’s Strategic Plan. The opportunistic sale of distressed assets is a pivotal and tactical step in the Corporation’s efforts to reduce balance sheet risk, improve earnings in the future through reductions of credit related costs and enhance credit quality consistent with regulators’ expectations of adequate levels of adversely classified assets for financial institutions.

Loan Portfolio Concentration

The Corporation’s primary lending area is Puerto Rico. The Corporation’s banking subsidiary, First Bank, also lends in the USVI and BVI markets and in the United States (principally in the state of Florida). Of the total gross loans held for investment of $9.4 billion as of June 30, 2013, approximately 85 % have credit risk concentration in Puerto Rico, 8 % in the United States, and 7 % in the USVI and BVI.

As of June 30, 2013, the Corporation had $250.4 million outstanding in credit facilities granted to the Puerto Rico government and/or its political subdivisions, up from $158.4 million as of December 31, 2012, and $38.6 million granted to the government of the Virgin Islands, up from $35.5 million as of December 31, 2012. A substantial portion of these credit facilities consists of loans to municipalities in Puerto Rico for which the good faith, credit, and unlimited taxing power of the applicable municipality has been pledged to their repayment. Another portion of these obligations consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power and water utilities. Public corporations have varying degrees of independence from the central government and many receive appropriations or other payments from it.

In addition to loans extended to government entities, the largest loan to one borrower as of June 30, 2013 in the amount of $248.4 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual real-estate loans, mostly 1-4 single family residential mortgage loans.

Troubled Debt Restructurings

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans in the U.S. mainland fit the definition of TDRs. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of June 30, 2013, the Corporation’s total TDR loans held for investment of $613.1 million consisted of $317.3 million of residential mortgage loans, $96.8 million of commercial and industrial loans, $153.0 million of commercial mortgage loans, $20.4 million of construction loans, and $25.6 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $1.3 million as of June 30, 2013.

The Corporation’s loss mitigation programs for residential mortgage and consumer loans can provide for one or a combination of the following: movement of interest past due to the end of the loan, extension of the loan term, deferral of principal payments for a significant period of time, and reduction of interest rates either permanently (offered up to 2010) or for a period of up to two years (step-up rates). Additionally, in rare cases, the restructuring may provide for the forgiveness of contractually due principal or interest. Uncollected interest is added to the end of the loan term at the time of the restructuring and not recognized as income until collected or when the loan is paid off. These programs are available only to those borrowers who have defaulted, or are likely to default, permanently on their loan and would lose their homes in a foreclosure action absent some lender concession. Nevertheless, if the Corporation is not reasonably assured that the borrower will comply with its contractual commitment, properties are foreclosed.

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDR regardless of whether the borrower enters into a permanent modification. As of June 30, 2013, we classified an additional $0.6 million of residential mortgage loans as TDRs that were participating in or had been offered a trial modification.

For the commercial real estate, commercial and industrial, and construction portfolios, at the time of the restructuring, the Corporation determines, on a loan-by-loan basis, whether a concession was granted for economic or legal reasons related to the borrower’s financial difficulty. Concessions granted for commercial loans could include: reductions in interest rates to rates that are considered below market; extension of repayment schedules and maturity dates beyond original contractual terms; waivers of borrower covenants; forgiveness of principal or interest; or other contract changes that would be considered a concession. The Corporation mitigates loan defaults for its commercial loan portfolios through its collections function. The function’s objective is to minimize both early stage delinquencies and losses upon default of commercial loans. In the case of the commercial and industrial, commercial mortgage and construction loan portfolios, the Special Asset Group (“SAG”) focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of OREO. In addition to the management of the resolution process for problem loans, the SAG oversees collection efforts for all loans to prevent migration to the non-performing and/or adversely classified status. The SAG utilizes relationship officers, collection specialists, and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary. The SAG utilizes its collections infrastructure of workout collection officers, credit work-out specialists, in-house legal counsel, and third-party consultants. In the case of residential construction projects and large commercial loans, the function also utilizes third-party specialized consultants to monitor the residential and commercial construction projects in terms of construction, marketing and sales, and assists with the restructuring of large commercial loans. In addition, the Corporation extends, renews, and restructures loans with satisfactory credit profiles. Many commercial loan facilities are structured as lines of credit, which are mainly one year in term and therefore are required to be renewed annually. Other facilities may be restructured or extended from time to time based upon changes in the borrower’s business needs, use of funds, timing of completion of projects, and other factors. If the borrower is not deemed to have financial difficulties, extensions, renewals, and restructurings are done in the normal course of business and not considered concessions, and the loans continue to be recorded as performing.

Selected information on TDRs that includes the recorded investment by loan class and modification type is summarized in the following tables. This information reflects all TDRs:

	June 30, 2013
(In thousands)	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Other (1)	Total
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	$24,319	$6,586	$256,228	$—	$30,162	$317,295
Commercial Mortgage Loans	44,925	13,080	81,038	200	13,758	153,001
Commercial and Industrial Loans	11,461	12,303	6,150	7,493	59,404	96,811
Construction Loans	6,844	3,294	9,156	—	1,085	20,379
Consumer Loans—Auto	—	836	8,063	—	4,080	12,979
Finance Leases	—	1,240	1,053	—	—	2,293
Consumer Loans—Other	341	353	7,808	—	1,869	10,371

Total Troubled Debt Restructurings(2)	$87,890	$37,692	$369,496	$7,693	$110,358	$613,129

(1)	Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation or a combination of the concessions listed in the table.
(2)	Included in the bulk sales of assets completed during the first half of 2013 was $188.1 million of TDRs, and the transfer of loans to held for sale included TDRs with a book value of $158.4 million at the time of the transfer. The carrying value of TDRs held for sale amounted to $79.3 million as of June 30, 2013.

	December 31, 2012
(In thousands)	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance agreement (1)	Other (2)	Total
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	$21,288	$4,178	$338,731	$—	$—	$47,687	$411,884
Commercial Mortgage Loans	103,203	15,578	105,695	46,855	—	16,332	287,663
Commercial and Industrial Loans	28,761	15,567	26,054	11,951	9,492	41,244	133,069
Construction Loans	6,441	4,195	9,160	—	61,898	4,499	86,193
Consumer Loans—Auto	—	1,012	7,452	—	—	2,968	11,432
Finance Leases	—	1,512	507	—	—	—	2,019
Consumer Loans—Other	451	438	6,472	—	—	2,109	9,470

Total Troubled Debt Restructurings	$160,144	$42,480	$494,071	$58,806	$71,390	$114,839	$941,730

(1)	Mainly related to one construction relationship amounting to $53.4 million.
(2)	Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation or a combination of the concessions listed in the table.

The following table presents the Corporation’s TDR activity

	Quarter Ended	Six-Month Period Ended
(In thousands)	June 30, 2013
Beginning balance of TDRs	$713,137	$941,730
New TDRs	9,235	64,598
Increases to existing TDRs—additional disbursements	753	2,518
Charge-offs post modification	(41,596)	(123,760)
Sales, net of charge-offs	(48,631)	(104,915)
Foreclosures	(2,431)	(6,112)
Removed from TDR classification	(6,114)	(6,418)
TDRs transferred to held for sale	—	(131,649)
Paid-off and partial payments	(11,224)	(22,863)

Ending balance of TDRs	$613,129	$613,129

TDRs are classified as either accrual or nonaccrual loans. A loan on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure generally for a minimum of six months and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loans being returned to accrual at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Loan modifications increase the Corporation’s interest income by returning a non-performing loan to performing status, if applicable, increase cash flows by providing for payments to be made by the borrower, and avoid increases in foreclosure and OREO costs. The Corporation continues to consider a modified loan as an impaired loan for purposes of estimating the allowance for loan and lease losses. A TDR loan that specifies an interest rate that at the time of the restructuring is greater than or equal to the rate the Corporation is willing to accept for a new loan with comparable risk may not be reported as a TDR or an impaired loan in the calendar years subsequent to the restructuring if it is in compliance with its modified terms. During the six-month period ended June 30, 2013, $6.4 million was removed from the TDR classification, as reflected in the table above.

The following table provides a breakdown between accrual and nonaccrual status of TDRs:

	June 30, 2013
(In thousands)	Accrual	Nonaccrual (1)(2)	Total TDRs
Non-FHA/VA Residential Mortgage loans	$260,886	$56,409	$317,295
Commercial Mortgage Loans	76,296	76,705	153,001
Commercial and Industrial Loans	53,834	42,977	96,811
Construction Loans	1,377	19,002	20,379
Consumer Loans—Auto	7,837	5,142	12,979
Finance Leases	2,164	129	2,293
Consumer Loans—Other	7,681	2,690	10,371

Total Troubled Debt Restructurings	$410,075	$203,054	$613,129

(1)	Included in non-accrual loans are $80.7 million in loans that are performing under the terms of the restructuring agreement but are reported in non-accrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectibility.
(2)	Excludes non-accrual TDRs held for sale with a carrying value of $79.3 million as of June 30, 2013.

	December 31, 2012
(In thousands)	Accrual	Nonaccrual (1)	Total TDRs
Non-FHA/VA Residential Mortgage loans	$287,198	$124,686	$411,884
Commercial Mortgage Loans	163,079	124,584	287,663
Commercial and Industrial Loans	36,688	96,381	133,069
Construction Loans	2,554	83,639	86,193
Consumer Loans—Auto	6,615	4,817	11,432
Finance Leases	1,900	119	2,019
Consumer Loans—Other	6,744	2,726	9,470

Total Troubled Debt Restructurings	$504,778	$436,952	$941,730

(1)	Included in non-accrual loans are $197.2 million in loans that are performing under the terms of the restructuring agreement but are reported in non-accrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability.

TDRs exclude restructured mortgage loans that are government guaranteed (i.e., FHA/VA loans) in an amount totaling $92.0 million. The Corporation excludes government guaranteed loans from TDRs given that in the event that the borrower defaults on the loan, the principal and interest (debenture rate) are guaranteed by the U.S. government; therefore, the risk of loss on these types of loans is very low. The Corporation does not consider loans with government guarantees to be impaired loans for the purpose of calculating the allowance for loan and lease losses.

Loan modifications that are considered TDRs completed during the quarter and six-month period ended June 30, 2013 and 2012 were as follows:

	Quarter ended June 30, 2013
(Dollars in thousands)	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	40	$3,335	$3,335
Commercial Mortgage Loans	1	491	491
Commercial and Industrial Loans	1	1,165	1,165
Construction Loans	4	208	208
Consumer Loans—Auto	142	1,945	1,945
Finance Leases	19	416	416
Consumer Loans—Other	367	1,675	1,675

Total Troubled Debt Restructurings	574	$9,235	$9,235

	Six-Month period ended June 30, 2013
(Dollars in thousands)	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	113	$13,098	$13,122
Commercial Mortgage Loans	1	491	491
Commercial and Industrial Loans	8	68,051	42,663
Construction Loans	5	403	403
Consumer Loans—Auto	285	3,868	3,868
Finance Leases	38	729	729
Consumer Loans—Other	730	3,322	3,322

Total Troubled Debt Restructurings	1,180	$89,962	$64,598

	Quarter ended June 30, 2012
(Dollars in thousands)	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	101	$16,199	$16,247
Commercial Mortgage Loans	6	29,646	29,646
Commercial and Industrial Loans	5	3,737	3,432
Construction Loans	4	4,567	4,557
Consumer Loans—Auto	135	1,633	1,590
Finance Leases	20	303	303
Consumer Loans—Other	226	1,485	1,485

Total Troubled Debt Restructurings	497	$57,570	$57,260

	Six-Month period ended June 30, 2012
(Dollars in thousands)	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	256	$40,991	$41,342
Commercial Mortgage Loans	21	42,936	42,972
Commercial and Industrial Loans	36	31,884	28,322
Construction Loans	5	5,291	5,281
Consumer Loans—Auto	289	3,429	3,386
Finance Leases	52	922	922
Consumer Loans—Other	523	3,303	3,303

Total Troubled Debt Restructurings	1,182	$128,756	$125,528

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

Loan modifications considered troubled debt restructurings that defaulted during the quarters and six-month periods ended June 30, 2013 and June 30, 2012 and had been modified in a TDR during the 12-months preceding the default date were as follows:

(Dollars in thousands)	Quarter ended June 30,
	2013		2012
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
Non-FHA/VA Residential Mortgage loans	19	$2,090	35	$5,454
Commercial Mortgage Loans	—	—	4	3,164
Commercial and Industrial Loans	—	—	1	385
Construction Loans	3	252	2	8,382
Consumer Loans—Auto	5	37	36	393
Consumer Loans—Other	35	137	4	53
Finance Leases	2	20	1	27

Total	64	$2,536	83	$17,858

(Dollars in thousands)	Six-Month Period Ended June 30,
	2013		2012
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
Non-FHA/VA Residential Mortgage loans	64	$9,615	88	$12,810
Commercial Mortgage Loans	1	46,102	8	5,211
Commercial and Industrial Loans	2	3,829	4	6,279
Construction Loans	3	252	2	8,382
Consumer Loans—Auto	7	54	36	393
Consumer Loans—Other	40	219	6	118
Finance Leases	2	20	1	27

Total	119	$60,091	145	$33,220

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

The recorded investment in loans held for investment restructured using the A/B note restructure workout strategy was approximately $93.5 million at June 30, 2013. The following table provides additional information about the volume of this type of loan restructuring and the effect on the allowance for loan and lease losses in the first half of 2013 and 2012:

(In thousands)	June 30, 2013	June 30, 2012
Principal balance deemed collectible at end of period	$93,451	$125,893

Amount charged off	$25,389	$1,949

Charges to the provision for loan losses	$2,318	$3,259

Allowance for loan losses at end of period	$3,339	$7,179

Of the loans held for investment comprising the $93.5 million that have been deemed collectible, approximately $84.9 million were placed in accrual status as the borrowers have exhibited a period of sustained performance. These loans continue to be individually evaluated for impairment purposes.

NOTE 7 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The changes in the allowance for loan and lease losses were as follows:

(In thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total
Quarter ended June 30, 2013
Allowance for loan and lease losses:
Beginning balance	$64,722	$78,053	$97,363	$45,033	$57,360	$342,531
Charge-offs	(5,956)	(3,271)	(6,488)	(2,387)	(16,350)	(34,452)
Charge-offs related to bulk sale	(97,941)	—	—	(31)	—	(97,972)
Recoveries	479	18	968	50	1,961	3,476
Provision	74,277	2,522	5,274	(6,686)	12,077	87,464
Reclassification (1)	—	10,691	(9,440)	(1,251)	—	—

Ending balance	$35,581	$88,013	$87,677	$34,728	$55,048	$301,047

Ending balance: specific reserve for impaired loans	$20,406	$33,219	$36,503	$21,884	$2,941	$114,953

Ending balance: purchased credit-impaired loans	$—	$—	$—	$—	$—	$—

Ending balance: general allowance	$15,175	$54,794	$51,174	$12,844	$52,107	$186,094

Loans held for investment:
Ending balance	$2,511,206	$1,916,509	$2,775,791	$194,912	$2,047,368	$9,445,786

Ending balance: impaired loans	$384,062	$212,983	$206,932	$76,483	$27,785	$908,245

Ending balance: purchased credit-impaired loans	$—	$—	$—	$—	$8,285	$8,285

Ending balance: loans with general allowance	$2,127,144	$1,703,526	$2,568,859	$118,429	$2,011,298	$8,529,256

(1) Refer to Note 6 for information about the reclassification of certain loans between commercial and industrial, construction, and commercial mortgage made in the second quarter of 2013.
(In thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total
Six-Month period ended June 30, 2013
Allowance for loan and lease losses:
Beginning balance	$68,354	$97,692	$146,900	$61,600	$60,868	$435,414
Charge-offs	(16,653)	(19,270)	(47,430)	(28,246)	(31,114)	(142,713)
Charge-offs related to bulk sales	(98,972)	(40,057)	(44,678)	(12,784)	—	(196,491)
Recoveries	627	38	1,759	147	3,679	6,250
Provision	82,225	38,919	40,566	15,262	21,615	198,587
Reclassification (1)	—	10,691	(9,440)	(1,251)	—	—

Ending balance	$35,581	$88,013	$87,677	$34,728	$55,048	$301,047

Ending balance: specific reserve for impaired loans	$20,406	$33,219	$36,503	$21,884	$2,941	$114,953

Ending balance: purchased credit-impaired loans	$—	$—	$—	$—	$—	$—

Ending balance: general allowance	$15,175	$54,794	$51,174	$12,844	$52,107	$186,094

Loans held for investment:
Ending balance	$2,511,206	$1,916,509	$2,775,791	$194,912	$2,047,368	$9,445,786

Ending balance: impaired loans	$384,062	$212,983	$206,932	$76,483	$27,785	$908,245

Ending balance: purchased credit-impaired loans	$—	$—	$—	$—	$8,285	$8,285

Ending balance: loans with general allowance	$2,127,144	$1,703,526	$2,568,859	$118,429	$2,011,298	$8,529,256

(1) Refer to Note 6 for information about the reclassification of certain loans between commercial and industrial, construction, and commercial mortgage made in the second quarter of 2013.

(In thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total
Quarter ended June 30, 2012
Allowance for loan and lease losses:
Beginning balance	$65,283	$106,975	$171,979	$83,710	$55,996	$483,943
Charge-offs	(14,532)	(6,283)	(9,208)	(16,353)	(9,396)	(55,772)
Recoveries	321	12	823	1,167	1,775	4,098
Provision	16,368	142	2,427	(666)	6,613	24,884

Ending balance	$67,440	$100,846	$166,021	$67,858	$54,988	$457,153

Ending balance: specific reserve for impaired loans	$49,111	$52,591	$70,936	$34,938	$2,284	$209,860

Ending balance: purchased credit-impaired loans	$—	$—	$—	$—	$—	$—

Ending balance: general allowance	$18,329	$48,255	$95,085	$32,920	$52,704	$247,293

Loans held for investment:
Ending balance	$2,764,066	$1,479,068	$3,737,919	$364,934	$1,950,128	$10,296,115

Ending balance: impaired loans	$599,377	$361,301	$258,365	$190,073	$23,378	$1,432,494

Ending balance: purchased credit-impaired loans	$—	$—	$—	$—	$15,001	$15,001

Ending balance: loans with general allowance	$2,164,689	$1,117,767	$3,479,554	$174,861	$1,911,749	$8,848,620

(In thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total
Six-Month period ended June 30, 2012
Allowance for loan and lease losses:
Beginning balance	$68,678	$108,991	$164,490	$91,386	$60,372	$493,917
Charge-offs	(20,390)	(9,907)	(22,699)	(33,896)	(19,883)	(106,775)
Recoveries	448	42	1,645	3,318	3,477	8,930
Provision	18,704	1,720	22,585	7,050	11,022	61,081

Ending balance	$67,440	$100,846	$166,021	$67,858	$54,988	$457,153

Ending balance: specific reserve for impaired loans	$49,111	$52,591	$70,936	$34,938	$2,284	$209,860

Ending balance: purchased credit-impaired loans	$—	$—	$—	$—	$—	$—

Ending balance: general allowance	$18,329	$48,255	$95,085	$32,920	$52,704	$247,293

Loans held for investment:
Ending balance	$2,764,066	$1,479,068	$3,737,919	$364,934	$1,950,128	$10,296,115

Ending balance: impaired loans	$599,377	$361,301	$258,365	$190,073	$23,378	$1,432,494

Ending balance: purchased credit-impaired loans	$—	$—	$—	$—	$15,001	$15,001

Ending balance: loans with general allowance	$2,164,689	$1,117,767	$3,479,554	$174,861	$1,911,749	$8,848,620

The bulk sale of approximately $217.7 million of adversely classified assets in the first quarter of 2013, mainly commercial loans, resulted in charge-offs of approximately $98.5 million. In determining the historical loss rate for the computation of the general reserve for commercial loans, the Corporation includes the portion of these charge-offs that were related to the acceleration of previously reserved credit losses amounting to approximately $39.9 million. The Corporation considered that the portion not deemed credit-related losses was not indicative of the ultimate losses that may have occurred had the assets been resolved on an individual basis, over time and not on a steeply discounted bulk sale. A transaction, such as this one, entered into to expedite the reduction of non-performing and adversely classified assets, can result in charge-offs that are not reflective of true credit related charge-offs history since there is a component related to the discounted value realized on a bulk sale basis . Accordingly, the Corporation concluded it is reasonable to exclude the component related to the discounted value from its historical charge-offs analysis used in estimating its allowance for loan losses.

As of June 30, 2013, the Corporation maintained a $0.8 million reserve for unfunded loan commitments mainly related to outstanding construction and commercial and industrial loan commitments. The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments at the balance sheet date. It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statement of financial condition.

NOTE 8 – LOANS HELD FOR SALE

The Corporation’s loans held-for-sale portfolio was composed of:

	June 30, 2013	December 31, 2012
	(In thousands)
Residential mortgage loans	$142,632	$82,753
Construction loans	56,934	—
Commercial and Industrial loans	—	1,178
Commercial Mortgage loans	38,017	1,463

Total	$237,583	$85,394

Non-performing loans held for sale totaled $95.0 million as of June 30, 2013 ($38.0 million commercial mortgage and $57.0 million construction loans) and $2.2 million ($1.1 million commercial and industrial and $1.1 million commercial mortgage) as of December 31, 2012. As previously discussed, during the first quarter of 2013 the Corporation transferred to held for sale $181.6 million of non-performing loans. In connection with the transfer the Corporation recorded charge-offs of $36.0 million in the first quarter of 2013.

During the second quarter of 2013, the Corporation completed the sale of a $40.8 million non-performing commercial mortgage loan that was among the loans transferred to held for sale in the first quarter without incurring additional losses.

In a separate transaction during the second quarter, the Corporation entered into an agreement to receive foreclosed real estate in partial satisfaction of debt related to one of the loans written-off and transferred to held for sale in the first quarter. The remaining balance of such partially satisfied commercial mortgage loan held for sale was restructured, resulting in a loss of $3.4 million recorded as part of “Other income” in the second quarter of 2013.

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

The Corporation designates a derivative as a fair value hedge, cash flow hedge or as an economic undesignated hedge when it enters into the derivative contract. As of June 30, 2013 and December 31, 2012, all derivatives held by the Corporation were considered economic undesignated hedges. These undesignated hedges are recorded at fair value with the resulting gain or loss recognized in current earnings.

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

Interest rate swaps—Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of June 30, 2013 and December 31, 2012, most of the interest rate swaps outstanding are used for protection against rising interest rates. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.

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

The following table summarizes the notional amounts of all derivative instruments:

	Notional Amounts
	As of June 30, 2013	As of December 31, 2012
	(In thousands)
Economic undesignated hedges:
Interest rate contracts:
Interest rate swap agreements used to hedge loans	$37,392	$38,097
Written interest rate cap agreements	39,000	—
Purchased interest rate cap agreements	39,000	—
Forward Contracts:
Sale of TBA GNMA MBS pools	55,000	6,000

	$170,392	$44,097

Notional amounts are presented on a gross basis with no netting of offsetting exposure positions.

The following table summarizes the fair value of derivative instruments and the location in the Statement of Financial Condition:

	Asset Derivatives			Liability Derivatives
	Statement of Financial Condition Location	June 30, 2013	December 31, 2012	Statement of Financial Condition Location	June 30, 2013	December 31, 2012
		Fair Value	Fair Value		Fair Value	Fair Value
	(In thousands)
Economic undesignated hedges:
Interest rate contracts:
Interest rate swap agreements used to hedge loans	Other assets	$220	$288	Accounts payable and other liabilities	$4,609	$5,776
Written interest rate cap agreements	Other assets	—	—	Accounts payable and other liabilities	113	—
Purchased interest rate cap agreements	Other assets	111	—	Accounts payable and other liabilities	—	—
Forward Contracts:
Sales of TBA GNMA MBS pools	Other assets	937	3	Accounts payable and other liabilities	73	5

		$1,268	$291		$4,795	$5,781

The following table summarizes the effect of derivative instruments on the Statement of Income (Loss):

		Gain (or Loss)		Gain (or Loss)
	Location of Gain or (loss) Recognized in Income on Derivatives	Quarter Ended June 30,		Six-Month Period Ended June 30,
(In thousands)		2013	2012	2013	2012
		(In thousands)
ECONOMIC UNDESIGNATED HEDGES:
Interest rate contracts:
Interest rate swap agreements used to hedge fixed-rate loans	Interest income—Loans	$709	$(33)	$1,099	$299
Written and purchased interest rate cap agreements	Interest income—Loans	(1)	—	9	—
Forward contracts:
Sales of TBA GNMA MBS pools	Mortgage banking activities	971	(130)	866	43

Total gain (loss) on derivatives		$1,679	$(163)	$1,974	$342

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

A summary of interest rate swaps follows:

	As of June 30, 2013	As of December 31, 2012
	(Dollars in thousands)
Pay fixed/receive floating :
Notional amount	$37,392	$38,097
Weighted-average receive rate at period end (1)	2.03%	2.06%
Weighted-average pay rate at period end	6.81%	6.82%

(1)	Floating rates range from 167 to 252 basis points over 3-month LIBOR

As of June 30, 2013, the Corporation has not entered into any derivative instrument containing credit-risk-related contingent features.

NOTE 10 – OFFSETTING OF ASSETS AND LIABILITIES

The Corporation enters into master agreements with counterparties that may allow for netting of exposures in the event of default, primarily related to derivatives and repurchase agreements.

Offsetting of Financial Assets and Derivative Assets

In thousands

As of June 30, 2013

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received
Description
Derivatives	$111	$—	$111	$(111)	$—	$—

As of December 31, 2012
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received
Description
Derivatives	$—	$—	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities
In thousands
As of June 30, 2013
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received
Description
Derivatives	$4,609	$—	$4,609	$(4,609)	$—	$—
Repurchase agreements	600,000	—	600,000	(600,000)	—	—

Total	$604,609	$—	$604,609	$(604,609)	$—	$—

As of December 31, 2012
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received
Description
Derivatives	$5,486	$—	$5,486	$(5,486)	$—	$—
Repurchase agreements	600,000	—	600,000	(600,000)	—	—

Total	$605,486	$—	$605,486	$(605,486)	$—	$—

NOTE 11 – GOODWILL AND OTHER INTANGIBLES

Goodwill as of June 30, 2013 and December 31, 2012 amounted to $28.1 million, recognized as part of “Other Assets” in the Consolidated Statement of Financial Condition. The Corporation conducted its annual evaluation of goodwill and intangibles during the fourth quarter of 2012.

The Corporation bypassed the qualitative assessment in 2012 and proceeded directly to perform the first step of the two-step goodwill impairment test. The Step 1 evaluation of goodwill allocated to the Florida reporting unit under both valuation approaches (market and discounted cash flow analysis) indicated that the fair value of the unit was above the carrying amount of its equity book value as of the valuation date (October 1); therefore, the completion of Step 2 was not required. Based on the analysis under both the market and discounted cash flow analysis, the estimated fair value of equity of the reporting unit was $181.5 million, which is above the carrying amount of the entity, including goodwill, which approximated $160.4 million. There have been no events related to the Florida reporting unit that could indicate potential goodwill impairment since the date of the last evaluation; therefore, no goodwill impairment evaluation was performed during the first half of 2013. Goodwill and other indefinite life intangibles are reviewed at least annually for impairment.

In connection with the acquisition of the FirstBank-branded credit card loan portfolio, in the second quarter of 2012, the Corporation recognized a purchased credit card relationship intangible of $24.5 million, which is being amortized over the next 8.5 years on an accelerated basis based on the estimated attrition rate of the purchased credit card accounts, which reflects the pattern in which the economic benefits of the intangible asset are consumed. These benefits are consumed as the revenue stream generated by the cardholder relationship is realized.

The following table shows the gross amount and accumulated amortization of the Corporation’s intangible assets recognized as part of Other Assets in the consolidated statement of financial condition:

	As of	As of
	June 30,	December 31,
	2013	2012
Core deposit intangible:
Gross amount	$45,844	$45,844
Accumulated amortization	(37,686)	(36,509)

Net carrying amount	$8,158	$9,335

Remaining amortization period	9.8 years	10.4 years
Purchased credit card relationship intangible:
Gross amount	$24,465	$24,465
Accumulated amortization	(2,816)	(954)

Net carrying amount	$21,649	$23,511

Remaining amortization period	8.5 years	9.0 years

For each of the quarter and six-month period ended June 30, 2013, the amortization expense of core deposit intangibles amounted to $0.6 million and $1.2 million, respectively (2012- $0.6 million and $1.2 million). For the quarter and six-month period ended June 30, 2013, the amortization expense of the purchased credit card relationship intangible amounted to $0.9 million and $1.9 million (2012 - $0.1 million).

NOTE 12 – NON CONSOLIDATED VARIABLE INTEREST ENTITIES AND SERVICING ASSETS

Ginnie Mae

The Corporation typically transfers first lien residential mortgage loans in conjunction with GNMA securitization transactions in which the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by the issuer and, as such, under seller/servicer agreements the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of June 30, 2013, the Corporation serviced loans securitized through GNMA with a principal balance of $854.3 million.

Trust Preferred Securities

In 2004, FBP Statutory Trust I, a financing subsidiary of the Corporation, sold to institutional investors $100 million of its variable rate trust-preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.1 million of FBP Statutory Trust I variable rate common securities, were used by FBP Statutory Trust I to purchase $103.1 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. Also in 2004, FBP Statutory Trust II, a statutory trust that is wholly owned by the Corporation, sold to institutional investors $125 million of its variable rate trust-preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.9 million of FBP

Statutory Trust II variable rate common securities, were used by FBP Statutory Trust II to purchase $128.9 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. The debentures are presented in the Corporation’s consolidated statement of financial condition as Other Borrowings, net of related issuance costs. The variable rate trust-preferred securities are fully and unconditionally guaranteed by the Corporation. The $100 million Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and the $125 million issued in September 2004 mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Deferrable Debentures may be shortened (such shortening would result in a mandatory redemption of the variable rate trust-preferred securities). The trust-preferred securities, subject to certain limitations, qualify as Tier I regulatory capital under current Federal Reserve rules and regulations. The Collins Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act eliminates certain trust-preferred securities from Tier 1 Capital. Bank Holding Companies, such as the Corporation, must phased out these instruments fromTier I capital by January 1, 2016; however, these instruments may remain in Tier 2 capital until the instruments are redeemed or mature.

Grantor Trusts

During 2004 and 2005, a third party to the Corporation, from now on identified as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates. The seller initially provided the servicing for a fee, which is senior to the obligations to pay trust certificate holders. The seller then entered into a sales agreement through which it sold and issued the trust certificates in favor of the Corporation’s banking subsidiary. Currently, the Bank is the sole owner of the trust certificates; the servicing of the underlying residential mortgages that generate the principal and interest cash flows, is performed by another third party, which receives a servicing fee. The securities are variable rate securities indexed to 90-day LIBOR plus a spread. The principal payments from the underlying loans are remitted to a paying agent (servicer) who then remits interest to the Bank; interest income is shared to a certain extent with the FDIC, which has an interest only strip (“IO”) tied to the cash flows of the underlying loans and, is entitled to received the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to the weighted average coupon of the securities. The FDIC became the owner of the IO upon the intervention of the seller, a failed financial institution. No recourse agreement exists and the risk from losses on non accruing loans and repossessed collateral is absorbed by the Bank as the sole holder of the certificates. As of June 30, 2013, the amortized balance and carrying value of Grantor Trusts amounted to $62.4 million and $45.4 million, respectively, with a weighted average yield of 2.29%.

Investment in unconsolidated entities

On February 16, 2011, FirstBank sold an asset portfolio consisting of performing and non-performing construction, commercial mortgage and C&I loans with an aggregate book value of $269.3 million to CPG/GS, an entity organized under the laws of the Commonwealth of Puerto Rico and majority owned by PRLP Ventures LLC (“PRLP”), a company created by Goldman, Sachs & Co. and Caribbean Property Group. In connection with the sale, the Corporation received $88.5 million in cash and a 35% interest in CPG/GS, and made a loan in the amount of $136.1 million representing seller financing provided by FirstBank. The loan has a 7-year maturity and bears variable interest at 30-day LIBOR plus 300 basis points and is secured by a pledge of all of the acquiring entity’s assets as well as the PRLP’s 65% ownership interest in CPG/GS. As of June 30, 2013, the carrying amount of the loan is $54.7 million and is included in the Corporation’s Commercial and Industrial loans held for investment portfolio; the carrying value of FirstBank’s equity interest in CPG/GS is $19.1 million as of June 30, 2013, accounted for under the equity method and included as part of Investment in unconsolidated entities in the Consolidated Statements of Financial Condition. When applying the equity method, the Bank follows the Hypothetical Liquidation Book Value method (“HLBV”) to determine its share in CPG/GS’s earnings or losses. Under HLBV, the Bank determines its share in CPG/GS’s earnings or losses by determining the difference between its “claim on CPG/GS’s book value” at the end of the period as compared to the beginning of the period. This claim is calculated as the amount the Bank would receive if CPG/GS were to liquidate all of its assets at recorded amounts determined in accordance with GAAP and distribute the resulting cash to the investors, PRLP and FirstBank, according to their respective priorities as provided in the contractual agreement. The Bank reports its share of CPG/GS’s operating results on a one-quarter lag basis. In addition, as a result of using HLBV, the difference between the Bank’s investment in CPG/GS and its claim on the book value of CPG/GS at the date of the investment, known as the basis difference, is amortized over the estimated life of the investment, or five years. CPG/GS records its loans receivable under the fair value option. Equity in losses of unconsolidated entities for the six-month period ended June 30, 2013 of $4.9 million, includes $2.2 million related to the amortization of the basis differential, compared to equity in losses of unconsolidated entities of $8.7 million for the first half of 2012.

FirstBank also provided an $80 million advance facility to CPG/GS to fund unfunded commitments and costs to complete projects under construction, which was fully disbursed in 2011, and a $20 million working capital line of credit to fund certain expenses of CPG/GS. During 2012, CPG/GS repaid the outstanding balance of the advance facility to fund unfunded commitments, and the funds became available to redraw under a one-time revolver agreement. These loans bear variable interest at 30-day LIBOR plus 300 basis points. As of June 30, 2013, the carrying value of the revolver agreement and working capital line were $17.4 million and $0, respectively, and are included in the Corporation’s Commercial & Industrial loan held for investment portfolio.

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

The following table shows summarized unaudited income statement information of CPG/GS for the quarters and six-months ended June 30, 2013 and 2012:

	Quarter Ended		Six-Month Period Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In thousands)		(In thousands)
Revenues, including net realized gains on sale of investments in loans and OREO	$1,040	$2,068	$1,719	$4,421
Gross Profit (loss)	$(1,893)	$(1,161)	$(3,668)	$(2,809)
Net (Loss) Income	$(3,877)	$1,463	$2,193	$2,067

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

The changes in servicing assets are shown below:

	Quarter ended		Six-Month period ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In thousands)
Balance at beginning of period	$18,717	$16,154	$17,524	$15,226
Capitalization of servicing assets	2,094	1,691	3,814	3,097
Amortization	(796)	(725)	(1,586)	(1,386)
Adjustment to servicing assets for loans repurchased (1)	(313)	(438)	(330)	(505)
Adjustment to fair value	277	(90)	557	160

Balance at end of period	$19,979	$16,592	$19,979	$16,592

(1)	Amount represents the adjustment to fair value related to the repurchase of loans serviced for others.

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

Changes in the impairment allowance were as follows:

	Quarter ended		Six-Month Period Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In thousands)
Balance at beginning of period	$392	$28	$672	$2,725
Temporary impairment charges	75	118	115	187
OTTI of servicing assets	—	—	—	(2,447)
Recoveries	(352)	(28)	(672)	(347)

Balance at end of period	$115	$118	$115	$118

The components of net servicing income are shown below:

	Quarter ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
	(In thousands)
Servicing fees	$2,096	$1,419	$3,613	$2,762
Late charges and prepayment penalties	218	292	431	462
Adjustment for loans repurchased	(313)	(438)	(330)	(505)
Other	(148)	—	(148)	—

Servicing income, gross	1,853	1,273	3,566	2,719
Amortization and impairment of servicing assets	(519)	(815)	(1,029)	(1,226)

Servicing income, net	$1,334	$458	$2,537	$1,493

The Corporation’s servicing assets are subject to prepayment and interest rate risks. Key economic assumptions used in determining the fair value at the time of sale ranged as follows:

	Maximum	Minimum
Six-Month Period Ended June 30, 2013:
Constant prepayment rate:
Government guaranteed mortgage loans	10.5%	9.1%
Conventional conforming mortgage loans	10.9%	9.4%
Conventional non-conforming mortgage loans	14.3%	13.5%
Discount rate:
Government guaranteed mortgage loans	12.0%	12.0%
Conventional conforming mortgage loans	10.0%	10.0%
Conventional non-conforming mortgage loans	14.3%	14.3%
Six-Month Period Ended June 30, 2012:
Constant prepayment rate:
Government guaranteed mortgage loans	12.4%	11.6%
Conventional conforming mortgage loans	12.7%	12.6%
Conventional non-conforming mortgage loans	13.9%	13.3%
Discount rate:
Government guaranteed mortgage loans	12.0%	12.0%
Conventional conforming mortgage loans	10.0%	10.0%
Conventional non-conforming mortgage loans	14.3%	14.3%

As of June 30, 2013, fair values of the Corporation’s servicing assets were based on a valuation model that incorporates market driven assumptions, regarding discount rates and mortgage prepayment rates, adjusted by the particular characteristics of the Corporation’s servicing portfolio. The weighted-averages of the key economic assumptions used by the Corporation in its valuation model and the sensitivity of the current fair value to immediate 10% and 20% adverse changes in those assumptions for mortgage loans as of June 30, 2013, were as follows:

(Dollars in thousands)
Carrying amount of servicing assets	$19,979
Fair value	$21,592
Weighted-average expected life (in years)	9.80
Constant prepayment rate (weighted-average annual rate)	9.40%
Decrease in fair value due to 10% adverse change	$790
Decrease in fair value due to 20% adverse change	$1,533
Discount rate (weighted-average annual rate)	11.06%
Decrease in fair value due to 10% adverse change	$826
Decrease in fair value due to 20% adverse change	$1,595

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

NOTE 13 – DEPOSITS

The following table summarizes deposit balances:

	June 30, 2013	December 31, 2012
	(In thousands)
Type of account:
Non-interest bearing checking accounts	$938,318	$837,387
Savings accounts	2,344,720	2,295,766
Interest-bearing checking accounts	1,146,354	1,108,053
Certificates of deposit	2,265,648	2,248,896
Brokered certificates of deposit	3,282,605	3,374,444

	$9,977,645	$9,864,546

Brokered certificates of deposit mature as follows:

June 30, 2013
(In thousands)
Three months or less	$724,519
Over three months to six months	425,993
Over six months to one year	685,875
One to three years	1,184,704
Three to five years	257,466
Over five years	4,048

Total	$3,282,605

The following are the components of interest expense on deposits:

	Quarter Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Interest expense on deposits	$21,891	$30,956	$45,280	$64,916
Amortization of broker placement fees	2,027	2,533	4,182	5,307

Interest expense on deposits	$23,918	$33,489	$49,462	$70,223

NOTE 14 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (repurchase agreements) consist of the following:

	June 30,	December 31,
	2013	2012
	(Dollars in thousands)
Repurchase agreements, interest ranging from 2.45% to 3.35% (December 31, 2012 - 2.45% to 3.39%)	$900,000	$900,000

Repurchase agreements mature as follows:

June 30, 2013
(In thousands)
Three to five years	$700,000
Over five years	200,000

Total	$900,000

As of June 30, 2013 and December 31, 2012, the securities underlying such agreements were delivered to the dealers with which the repurchase agreements were transacted.

Repurchase agreements as of June 30, 2013, grouped by counterparty, were as follows:

(Dollars in thousands)		Weighted-Average
Counterparty	Amount	Maturity (In Months)
Citigroup Global Markets	$300,000	40
JP Morgan Chase	200,000	44
Dean Witter / Morgan Stanley	100,000	52
Credit Suisse First Boston	300,000	54

	$900,000

NOTE 15 – ADVANCES FROM THE FEDERAL HOME LOAN BANK (FHLB)

The following is a summary of the advances from the FHLB:

	June 30,	December 31,
	2013	2012
	(Dollars in thousands)
Fixed-rate advances from FHLB, with a weighted-average interest rate of 1.73% (December 31, 2012 - 2.26%)	$358,440	$508,440

Advances from FHLB mature as follows:

June 30,
2013
(In thousands)
One to thirty days	$5,000
Over thirty days to ninety days	—
Over ninety days to one year	53,440
Over three years	300,000

Total	$358,440

As of June 30, 2013, the Corporation had additional capacity of approximately $397.1 million on its credit facility with the FHLB based on collateral pledged at the FHLB, including a haircut reflecting the perceived risk associated with holding the collateral.

NOTE 16 – OTHER BORROWINGS

Other borrowings consist of:

	June 30,	December 31,
	2013	2012
	(In thousands)
Junior subordinated debentures due in 2034, interest-bearing at a floating rate of 2.75% over 3-month LIBOR (3.02% as of June 30, 2013 and 3.06% as of December 31, 2012)	$103,093	$103,093
Junior subordinated debentures due in 2034, interest-bearing at a floating rate of 2.50% over 3-month LIBOR (2.77% as of June 30, 2013 and 2.81% as of December 31, 2012)	128,866	128,866

	$231,959	$231,959

NOTE 17 – STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2013 and December 31, 2012, the Corporation had 2,000,000,000 authorized shares of common stock with a par value of $0.10 per share. As of June 30, 2013 and December 31, 2012, there were 207,514,167 and 206,730,318 shares issued, respectively, and 206,982,105 and 206,235,465 shares outstanding, respectively. On July 30, 2009, the Corporation announced the suspension of common and preferred stock dividends effective with the preferred dividend for the month of August 2009.

In April 2013, the Corporation granted 701,405 shares of restricted stock under the Omnibus Plan to certain senior officers and certain other employees. The restrictions on such restricted stock will lapse 50% over a two-year period and 50% over a three-year period. Included in the 701,405 shares of restricted stock are 582,905 shares granted to certain senior officers consistent with the requirements of TARP. In addition, in 2013 the Corporation issued 111,929 shares of common stock as increased compensation to certain executive officers. Refer to Note 3 for additional details. As of June 30, 2013 and December 31, 2012, there were 1,442,427 and 770,507 shares of unvested restricted stock outstanding. During the first half of 2013, 29,485 shares of restricted stock were forfeited.

Preferred Stock

The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1, redeemable at the Corporation’s option subject to certain terms. This stock may be issued in series and the shares of each series will have such rights and preferences as are fixed by the Board of Directors when authorizing the issuance of that particular series. As of June 30, 2013, the Corporation has five outstanding series of non-convertible non-cumulative preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% non-cumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E. The liquidation value per share is $25. Effective January 17, 2012, the Corporation delisted all of its outstanding series of non-convertible, non-cumulative preferred stock from the New York Stock

Exchange. The Corporation has not arranged for listing and/or registration on another national securities exchange or for quotation of the Series A through E preferred stock in a quotation medium. During the first quarter of 2013, the Corporation commenced an offer to issue shares of its common stock in exchange for any and all of the issued and outstanding shares of Series A through E non-cumulative perpetual monthly income preferred stock. The offer was terminated in April 2013. The Corporation did not receive the consent required from holders of shares of the Series A through E preferred stock to amend the certificate of designation of each series of Preferred Stock. Such consent was a condition to the completion of the offer.

Stock repurchase plan and treasury stock

The Corporation has a stock repurchase program under which, from time to time, it repurchases shares of common stock in the open market and holds them as treasury stock. The Corporation withheld approximately 37,209 shares from the common stock paid to certain senior officers as additional compensation to cover employee payroll and income tax withholding liabilities; these shares are held as treasury shares. As of June 30, 2013 and December 31, 2012 the Corporation had 532,062, and 494,853 shares held as treasury stock, respectively.

FirstBank Statutory Reserve

The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to legal surplus until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus account from the retained earnings account are not available for distribution to the stockholders without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The net loss experienced in 2011 exhausted FirstBank’s statutory reserve fund. The Bank cannot pay dividends until it can replenish the reserve fund to an amount of at least 20% of the original capital contributed. As of June 30, 2013, the reserve fund amounted to $3.8 million.

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

On June 30, 2013, the Puerto Rico Government approved Act No. 40 (“Act 40”), known as the “Tax Burden Adjustment and Redistribution Act”, which amended the Puerto Rico Internal Revenue Code of 2011 (the “2011 PR Code”), and Act No. 46 (“Act 46”), which brings changes to the sales and use tax regime. The main provisions of Act 40 that impact financial institutions include:

(i)	A new national gross receipts tax that in the case of financial institutions is 1% of gross income which is not deductible for purposes of computing net taxable income and is not part of the alternative minimum tax (“AMT”). This provision is retroactive to January 1, 2013. As a result, an expense of $3.2 million was recorded in the second quarter of 2013 related to the national gross receipts tax which reflects 6 months of expenses. The impact of the gross national receipts tax corresponding to the first quarter of 2013 amounted to $1.7 million. This expense is included as part of “Taxes, other than income taxes” in the Consolidated Statement of (Loss) Income. Subject to certain limitations, a financial institution will be able to claim a credit of 0.5% of its gross income against its regular income tax or the alternative minimum tax. A $1.6 million benefit related to this credit was recorded as a reduction to the provision for income taxes in the second quarter.

(ii)	A decrease in the deduction available to corporations for the computation of the additional surtax from $750,000 to $25,000 and a change in the surtax rate to rates that range from 5% to 19%, resulting in an increase in the maximum statutory tax rate from 30% to 39%. This provision is also retroactive to January 1, 2013. The effect on operating results in the second quarter of 2013 related to these changes was a net benefit of approximately $0.5 million, mainly due to the increase in the deferred tax asset of profitable subsidiaries. The deferred tax valuation allowance increased to $523.4 million as of June 30, 2013 from $384.4 million at the end of the previous quarter as a result of changes in tax rates and operating results for the second quarter.

(iii)	A higher AMT rate (30% of the alternative minimum net income, as compared to 20% previously) and various parallel computations required to be made before determining whether an AMT liability exists. This change did not have an impact on the Corporation’s provision for income taxes recorded in the second quarter of 2013.

(iv)	The Net Operating Loss (“NOL”) carryover period increased from 10 years to 12 years for losses incurred in taxable years that commenced after December 31, 2004 and ended before January 1, 2013. The carryover period for NOL incurred during taxable years commencing after December 31, 2012 will be 10 years. The NOL deduction is now limited to 90% of taxable income for regular income tax purpose and 80% for AMT purposes.

Significant changes to the sales and use tax regime include adjustments to the Business to Business exclusion. The business to business exclusion applicable to services rendered from one registered business to another registered business remains in effect, except for certain services, which will be taxable including, among others, service charges imposed by financial institutions to other businesses (commercial clients), collection services, repairs and maintenance services of real and personal property, and computer programming including modifications to previously designed systems. The sales and use tax provisions were effective beginning on July 1, 2013.

Under the Puerto Rico Internal Revenue Code, the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns and, thus, the Corporation is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss, a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable carry forward period. The 2011 PR Code provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations. Dividend payments from a U.S. subsidiary to the Corporation are subject to a 10% withholding tax based on the provisions of the U.S. Internal Revenue Code.

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

For the quarter and six-month period ended June 30, 2013, the Corporation recorded an income tax benefit of $1.0 million and an income tax expense of $0.6 million compared to an income tax expense of $1.5 million and $3.7 million for the same periods in 2012. The decrease mainly reflects the impact of the amendments to the 2011 PR Code enacted on June 30, 2013, primarily the $1.6 million benefit related to the credit that the Corporation will be able to claim against its regular income tax or the alternative minimum tax (50% of the national gross receipts tax assessed), and the net benefit of $0.5 million related to the increase in the deferred tax asset of profitable subsidiaries due to changes in statutory tax rates. The income tax in the interim financial statements is calculated based on the income of the individual subsidiaries and the currently valid tax rates as a best possible estimate. As of June 30, 2013, the deferred tax asset, net of a valuation allowance of $523.4 million, amounted to $6.6 million compared to $4.9 million as of December 31, 2012. The increase in the deferred tax asset valuation allowance to $523.4 million as of June 30, 2013 from $359.9 million as of December 31, 2012 was mainly due to the increase in statutory tax rates and operating results for the first half of 2013.

Accounting for income taxes requires that companies assess whether a valuation allowance should be recorded against their deferred tax asset based on an assessment of the amount of the deferred tax asset that is “more likely than not” to be realized. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. In making such assessment, significant weight is given to evidence that can be objectively verified, including both positive and negative evidence. Consideration must be given to all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of the reversal of temporary differences and carryforwards, taxable income in carryback years and tax planning strategies. In estimating taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance, and recognizes tax benefits only when deemed probable of realization.

In assessing the weight of positive and negative evidence, a significant negative factor that resulted in the maintenance of the valuation allowance was that the Corporation’s banking subsidiary, FirstBank Puerto Rico, was in a three-year historical cumulative loss position as of June 30, 2013, mainly due to significant charges to the provision for loan and lease losses in prior years as a result of the economic downturn and the bulk sales of assets completed in 2013. As of June 30, 2013, the Corporation had a gross deferred tax asset of $542.5 million, including $376.9 million associated with net operating losses (“NOLs”). The Bank incurred all of the NOL’s on or after 2009. As mentioned before, the Corporation maintained a valuation allowance of $523.4 million as of June 30, 2013 against the deferred tax asset. As of June 30, 2013, management concluded that $6.6 million of the deferred tax asset will be realized as it relate to profitable subsidiaries and to amounts that can be realized through future reversals of existing taxable temporary differences. To the extent the realization of a portion, or all, of the tax asset becomes “more likely than not” based on changes in circumstances (such as, improved earnings, changes in tax laws or other relevant changes), a reversal of that portion of the deferred tax asset valuation allowance will then be recorded.

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

During the third quarter of 2011, the Corporation recorded UTBs of $2.4 million, all of which would, if recognized, affect the Corporation’s effective tax rate. The Corporation classified all interest and penalties, if any, related to tax uncertainties as income tax expense. As of June 30, 2013, the Corporation’s accrued interest that relates to tax uncertainties amounted to $1.2 million and there is no need to accrue for the payment of penalties. For the quarter and six-month period ended June 30, 2013, the total amount of interest recognized by the Corporation as part of income tax expense related to tax uncertainties was $59,000 and $0.1 million, respectively. During the first half of 2013, there was no change to the UTB of $2.4 million. The amount of UTBs may increase or decrease for various reasons, including changes in the amounts for current tax year positions, the expiration of open income tax returns due to the expiration of statutes of limitations, changes in management’s judgment about the level of uncertainty, the status of examinations, litigation and legislative activity, and the addition, or elimination of uncertain tax positions. The years 2007 through 2009 have been examined by the United States Internal Revenue Service (“IRS”) and disputed issues have been taken to administrative appeals. During the second quarter of 2013, the IRS administrative appeals office requested an extension to the statutes of limitations on assessments with respect to this mater, which the Corporation agreed to. Although the timing of the resolution and/or closure of audits is highly uncertain, the Corporation believes it is reasonably possible that the IRS will conclude the audit of years 2007 through 2009 within the next 12 months. If any issues addressed in the IRS audit are resolved in a manner not consistent with the Corporation’s expectations, the Corporation could be required to adjust its provision for income taxes in the period such resolution occurs. The Corporation currently cannot reasonably estimate a range of possible changes to existing reserves.

The Corporation’s liability for income taxes includes its liability for UTBs, and interest that relates to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the 2011 PR Code is 4 years; the statute of limitations for the Virgin Islands and for U.S. income tax purposes is 3 years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For Puerto Rico and Virgin Islands income tax purposes, all tax years subsequent to 2009 and 2010, respectively, remain open to examination. Tax year 2010 is currently under examination by the Puerto Rico Department of Treasury. The examination is at a preliminary stage. Taxable years from 2007 remain open to examination for U.S. income tax purpose.

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

Level 1	Valuations of Level 1 assets and liabilities are obtained from readily available pricing sources from market transactions involving identical assets or liabilities. Level 1 assets and liabilities include equity securities that are trades in an active exchange market, as well as certain U.S. Treasury and other U.S. government and agency securities and corporate debt securities that are traded by dealers or brokers in active markets.

Level 2	Valuations of Level 2 assets and liabilities are based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include (i) mortgage-backed securities for which the fair value is estimated based on the value of identical or comparable assets, (ii) debt securities with quoted prices that are traded less frequently than exchange-traded instruments and (iii) derivative contracts and financial liabilities (e.g., medium-term notes elected to be measured at fair value) whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3	Valuations of Level 3 assets and liabilities are based on unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models for which the determination of fair value required significant management judgments estimation.

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

Private label MBS are collateralized by fixed-rate mortgages on single-family residential properties in the United States; the interest rate on the securities is variable, tied to 3-month LIBOR and limited to the weighted-average coupon of the underlying collateral. The market valuation represents the estimated net cash flows over the projected life of the pool of underlying assets applying a discount rate that reflects market observed floating spreads over LIBOR, with a widening spread based on a nonrated security. The market valuation is derived from a model that utilizes relevant assumptions such as prepayment rate, default rate, and loss severity on a loan level basis. The Corporation modeled the cash flow from the fixed-rate mortgage collateral using a static cash flow analysis according to collateral attributes of the underlying mortgage pool (i.e. loan term, current balance, note rate, rate adjustment type, rate adjustment frequency, rate caps, and others) in combination with prepayment forecasts obtained from a commercially available prepayment model (ADCO). The variable cash flow of the security is modeled using the 3-month LIBOR forward curve. Loss assumptions were driven by the combination of default and loss severity estimates, taking into account loan credit characteristics (loan-to-value, state, origination date, property type, occupancy loan purpose, documentation type, debt-to-income ratio, other) to provide an estimate of default and loss severity.

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

Derivative instruments

The fair value of most of the Corporation’s derivative instruments is based on observable market parameters and takes into consideration the credit risk component of paying counterparties when appropriate, except when collateral is pledged. That is, on interest rate swaps, the credit risk of both counterparties is included in the valuation; and, on options and caps, only the seller’s credit risk is considered. The derivative instruments, namely swaps and caps, were valued using a discounted cash flow approach using the related LIBOR and swap rate for each cash flow. Derivatives include interest rate swaps used for protection against rising interest rates. For these interest rate swaps, a credit component was not considered in the valuation since the Corporation has fully collateralized with investment securities any marked-to-market loss with the counterparty and, if there were market gains, the counterparty had to deliver collateral to the Corporation.

Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments for the quarter and six-month period ended June 30, 2013 was immaterial.

The information about the estimated fair value of financial instruments required by GAAP is presented hereunder. The fair value amounts presented do not necessarily represent management’s estimate of the underlying value of the Corporation.

Assets and liabilities measured at fair value on a recurring basis, are summarized below:

	As of June 30, 2013				As of December 31, 2012
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Securities available for sale :
Equity securities	$35	$—	$—	$35	$31	$—	$—	$31
U.S. Treasury Securities	7,494	—	—	7,494	7,499	—	—	7,499
Noncallable U.S. agency debt	—	203,182	—	203,182	—	159,252	—	159,252
Callable U.S. agency debt and MBS	—	1,667,081	—	1,667,081	—	1,442,169	—	1,442,169
Puerto Rico government obligations	—	64,336	3,089	67,425	—	67,509	3,691	71,200
Private label MBS	—	—	45,571	45,571	—	—	50,926	50,926
Derivatives, included in assets:
Interest rate swap agreements	—	220	—	220	—	288	—	288
Purchased interest rate cap agreements	—	111	—	111	—	—	—	—
Forward contracts	—	937	—	937	—	3	—	3
Liabilities:
Derivatives, included in liabilities:
Interest rate swap agreements	—	4,609	—	4,609	—	5,776	—	5,776
Written interest rate cap agreement	—	113	—	113	—	—	—	—
Forward contracts	—	73	—	73	—	5	—	5

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and six-month period ended June 30, 2013 and 2012:

	Quarter ended June 30,
	2013	2012
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale(1)	Available For Sale(1)
Beginning balance	$52,047	$63,758
Total gains or (losses) (realized/unrealized):
Included in earnings	—	(143)
Included in other comprehensive income	29	2,840
Principal repayments and amortization	(3,416)	(4,617)

Ending balance	$48,660	$61,838

(1)	Amounts mostly related to private label mortgage-backed securities.

	Six-Month Period Ended June 30,
	2013	2012
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale(1)	Available For Sale(1)
Beginning balance	$54,617	$65,463
Total gains or (losses) (realized/unrealized):
Included in earnings	(117)	(1,376)
Included in other comprehensive income	860	5,056
Principal repayments and amortization	(6,700)	(7,305)

Ending balance	$48,660	$61,838

(1)	Amounts mostly related to private label mortgage-backed securities.

The table below presents qualitative information for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2013:

	June 30, 2013
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
Investment securities available-for-sale:
Private label MBS	$45,571	Discounted cash flow	Discount rate	14.5%
			Prepayment rate	18.84% - 100% (Weighted Average 31%)
			Projected cumulative loss rate	0.65% - 40.18% (Weighted Average 6.4%)
Puerto Rico Government Obligations	3,089	Discounted cash flow	Prepayment rate	5.94%

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

Puerto Rico Government Obligations: The significant unobservable input used in the fair value measurement is the assumed prepayment rate. A significant increase (decrease) in the assumed rate would lead to a higher (lower) fair value estimate. Loss severity and probability of default are not included as significant unobservable variables because the obligations are guaranteed by the Puerto Rico Housing Finance Authority (“PRHFA”). The PRHFA credit risk is modeled by discounting the cash flows using a curve appropriate to the PRHFA credit rating.

The tables below summarize changes in unrealized gains and losses recorded in earnings for the quarters and six-month period ended June 30, 2013 and 2012 for Level 3 assets and liabilities that are still held at the end of each period:

	Changes in Unrealized Losses (Quarter ended June 30, 2013)	Changes in Unrealized Losses (Quarter ended June 30, 2012)
Level 3 Instruments Only (In thousands)	Securities Available For Sale	Securities Available For Sale
Changes in unrealized losses relating to assets still held at reporting date:
Net impairment losses on investment securities (credit component)	$—	$(143)

	Changes in Unrealized Losses Six-Month Period Ended June 30, 2013	Changes in Unrealized Losses Six-Month Period Ended June 30, 2012
Level 3 Instruments Only (In thousands)	Securities Available For Sale	Available For Sale
Changes in unrealized losses relating to assets still held at reporting date:
Net impairment losses on investment securities (credit component)	$(117)	$(1,376)

Additionally, fair value is used on a nonrecurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost or market accounting (e.g., loans held for sale carried at the lower-of-cost or fair value and repossessed assets) or write downs of individual assets (e.g., goodwill, loans).

As of June 30, 2013, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of June 30, 2013			(Losses) Gain recorded for the Quarter Ended June 30, 2013	(Losses) Gain recorded for the Six-Month Period Ended
	Level 1	Level 2	Level 3
	(In thousands)
Loans receivable (1)	$—	$—	$409,056	$(3,534)	$(14,192)
OREO (2)	—	—	139,257	(9,181)	(12,106)
Mortgage servicing rights (3)	—	—	19,979	277	557
Loans Held For Sale (4)	—	142,632	94,951	(6,103)	(11,325)

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral. The fair values are derived from external appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g. absorption rates), which are not market observable.
(2)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates), which are not market observable. Losses are related to market valuation adjustments after the transfer from the loan to the OREO portfolio.
(3)	Fair value adjustments to mortgage servicing rights were mainly due to assumptions associated with mortgage prepayment rates. The Corporation carries its mortgage servicing rights at the lower of cost or market, and they are accordingly measured at fair value on a non-recurring basis. Assumptions for the value of mortgage servicing rights include: Prepayment rate 9.40%, Discount Rate 11.06%.
(4)	The fair value is primarily derived from quotations based on the mortgage-backed securities market for Level 2 assets. Level 3 Loans Held for Sale are the loans transferred to held for sale during the first quarter of 2013. The value of these loans was derived from external appraisals, adjusted for specific characteristics of the loans, and for loans with signed sale agreements the value was determined based on the sales price on such agreements.

As of June 30, 2012, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of June 30, 2012			(Losses) Gain recorded for the Quarter Ended June 30, 2012	(Losses) Gain recorded for the Six-Month Period Ended June 30, 2012
	Level 1	Level 2	Level 3
	(In thousands)
Loans receivable (1)	$—	$—	$817,484	$(23,013)	$(48,974)
Other Real Estate Owned (2)	—	—	167,341	(3,811)	(5,594)
Mortgage servicing rights (3)	—	—	16,592	(90)	160

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral. The fair values are derived from external appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g. absorption rates), which are not market observable.
(2)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates), which are not market observable. Losses are related to market valuation adjustments after the transfer from the loan to the OREO portfolio.
(3)	Fair value adjustments to the mortgage servicing rights were mainly due to assumptions associated with mortgage prepayments rates. The Corporation carries its mortgage servicing rights at the lower-of-cost or market, and they are accordingly measured at fair value on a non-recurring basis. Assumptions for the value mortgage servicing rights include: Prepayment Rate 12.58%, Discount Rate 11.10%.

Qualitative information regarding the fair value measurements for Level 3 financial instruments are as follows:

June 30, 2013
	Method	Inputs
Loans	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors

OREO	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors

Mortgage servicing rights	Discounted Cash Flow	Weighted average prepayment rate 9.40%; weighted average discount rate 11.06%

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

Other equity securities

Equity or other securities that do not have a readily available fair value are stated at their net realizable value, which management believes is a reasonable proxy for their fair value. This category is principally composed of stock that is owned by the Corporation to comply with FHLB regulatory requirements. The realizable value of the FHLB stock equals its cost as this stock can be freely redeemed at par.

Loans receivable, including loans held for sale

The fair value of loans held for investment and for mortgage loans held for sale was estimated using discounted cash flow analyses, based on interest rates currently being offered for loans with similar terms and credit quality and with adjustments that the Corporation’s management believes a market participant would consider in determining fair value. Loans were classified by type, such as commercial, residential mortgage, and automobile. These asset categories were further segmented into fixed- and adjustable-rate categories. Valuations are carried out based on categories and not on a loan-by-loan basis. The fair values of performing fixed-rate and adjustable-rate loans were calculated by discounting expected cash flows through the estimated maturity date. This fair value is not currently an indication of an exit price as that type of assumption could result in a different fair value estimate. The fair value of credit card loans was estimated using a discounted cash flow method and excludes any value related to a customer account relationship. Other loans with no stated maturity, like credit lines, were valued at book value. Prepayment assumptions were considered for non-residential loans. For residential mortgage loans, prepayment estimates were based on a prepayments model that combined both a historical calibration and current market prepayment expectations. Discount rates were based on the Treasury and LIBOR/Swap Yield Curves at the date of the analysis, and included appropriate adjustments for expected credit losses and liquidity. For impaired collateral dependent loans, the impairment was primarily measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observable transactions involving similar assets in similar locations.

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

The fair value of brokered CDs, which are included within deposits, is determined using discounted cash flow analyses over the full term of the CDs. The fair value of the CDs is computed using the outstanding principal amount. The discount rates used were based on brokered CD market rates as of June 30, 2013. The fair value does not incorporate the risk of nonperformance, since interests in brokered CDs are generally sold by brokers in amounts of less than $250,000 and, therefore, insured by the FDIC.

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

The following table presents the estimated fair value and carrying value of financial instruments as of June 30, 2013 and December 31, 2012

	Total Carrying Amount in Statement of Financial Condition June 30, 2013	Fair Value Estimated June 30, 2013	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash and due from banks and money market investments	$834,967	$834,967	$834,967	$—	$—
Investment securities available for sale	1,990,788	1,990,788	7,529	1,934,599	48,660
Other equity securities	32,321	32,321	—	32,321	—
Loans held for sale	237,583	237,583	—	142,632	94,951
Loans, held for investment	9,445,786
Less: allowance for loan and lease losses	(301,047)

Loans held for investment, net of allowance	$9,144,739	8,944,519	—	—	8,944,519

Derivatives, included in assets	1,268	1,268	—	1,268	—
Liabilities:
Deposits	9,977,645	9,989,916	—	9,989,916	—
Securities sold under agreements to repurchase	900,000	981,708	—	981,708	—
Advances from FHLB	358,440	354,377	—	354,377	—
Other borrowings	231,959	115,978	—	—	115,978
Derivatives, included in liabilities	4,795	4,795	—	4,795	—

	Total Carrying Amount in Statement of Financial Condition December 31, 2012	Fair Value Estimated December 31, 2012	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash and due from banks and money market investments	$946,851	$946,851	$946,851	$—	$—
Investment securities available for sale	1,731,077	1,731,007	7,530	1,668,930	54,617
Other equity securities	38,757	38,757	—	38,757	—
Loans held for sale	85,394	87,995	—	85,354	2,641
Loans, held for investment	10,054,114
Less: allowance for loan and lease losses	(435,414)

Loans held for investment, net of allowance	$9,618,700	9,545,505	—	—	147,995

Derivatives, included in assets	291	291	—	291	—
Liabilities:
Deposits	9,864,546	9,901,297	—	9,901,297	—
Securities sold under agreements to repurchase	900,000	999,663	—	999,663	—
Advances from FHLB	508,440	512,089	—	512,089	—
Other borrowings	231,959	134,058	—	—	134,058
Derivatives, included in liabilities	5,781	5,781	—	5,781	—

NOTE 20 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Six-Month Period Ended June 30,
	2013	2012
	(In thousands)
Cash paid for:
Interest on borrowings	$64,075	$88,498
Income tax	2,141	4,158
Non-cash investing and financing activities:
Additions to other real estate owned	42,526	101,521
Additions to auto and other repossessed assets	31,236	26,976
Capitalization of servicing assets	3,814	3,097
Loan securitizations	159,140	108,827
Loans held for investment transferred to held for sale	181,620	—

NOTE 21 – SEGMENT INFORMATION

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of June 30, 2013, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations, and Virgin Islands Operations. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Others factors such as the Corporation’s organizational chart, nature of the products, distribution channels, and the economic characteristics of the product were also considered in the determination of the reportable segments.

The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services for large customers represented by specialized and middle-market clients and the public sector. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and floor plan financings, as well as other products, such as cash management and business management services. The Mortgage Banking segment operations consist of the origination, sale, and servicing of a variety of residential mortgage loans. The Mortgage Banking segment also acquires and sells mortgages in the secondary markets. In addition, the Mortgage Banking segment includes mortgage loans purchased from other local banks and mortgage bankers. The Consumer (Retail) Banking segment consists of the Corporation’s consumer lending and deposit-taking activities conducted mainly through its branch network and loan centers. The Treasury and Investments segment is responsible for the Corporation’s investment portfolio and treasury functions executed to manage and enhance liquidity. This segment lends funds to the Commercial and Corporate Banking, Mortgage Banking and Consumer (Retail) Banking segments to finance their lending activities and borrows from those segments and from the United States Operations segment. The Consumer (Retail) Banking and the United States Operations segments also lend funds to other segments. The interest rates charged or credited by Treasury and Investments, the Consumer (Retail) Banking and the United States Operations segments are allocated based on market rates. The difference between the allocated interest income or expense and the Corporation’s actual net interest income from centralized management of funding costs is reported in the Treasury and Investments segment. The United States Operations segment consists of all banking activities conducted by FirstBank in the United States mainland, including commercial and retail banking services. The Virgin Islands Operations segment consists of all banking activities conducted by the Corporation in the U.S. and British Virgin Islands, including commercial and retail banking services and insurance activities.

The accounting policies of the segments are the same as those referred to in Note 1- “Nature of Business and Summary of Significant Accounting Policies”.

The Corporation evaluates the performance of the segments based on net interest income, the estimated provision for loan and lease losses, non-interest income and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the allowance for loan and lease losses.

The following table presents information about the reportable segments (in thousands):

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended June 30, 2013:
Interest income	$27,469	$57,984	$42,476	$12,584	$9,055	$11,102	$160,670
Net (charge) credit for transfer of funds	(9,631)	(681)	(3,592)	11,552	2,352	—	—
Interest expense	—	(6,992)	—	(20,212)	(5,583)	(995)	(33,782)

Net interest income	17,838	50,311	38,884	3,924	5,824	10,107	126,888

(Provision) release for loan and lease losses	(68,944)	(12,142)	(6,221)	—	3,943	(4,100)	(87,464)
Non-interest income (loss)	238	9,555	1,330	(65,565)	275	1,856	(52,311)
Direct non-interest expenses	(16,570)	(30,198)	(13,993)	(1,549)	(7,532)	(15,358)	(85,200)

Segment (loss) income	$(67,438)	$17,526	$20,000	$(63,190)	$2,510	$(7,495)	$(98,087)

Average earnings assets	$2,093,238	$2,021,367	$3,971,083	$2,774,670	$746,384	$657,946	$12,264,688

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended June 30, 2012:
Interest income	$26,834	$46,719	$47,131	$11,206	$9,341	$12,421	$153,652
Net (charge) credit for transfer of funds	(12,438)	495	(6,060)	14,881	3,122	—	—
Interest expense	—	(8,024)	—	(28,080)	(7,656)	(1,187)	(44,947)

Net interest income (loss)	14,396	39,190	41,071	(1,993)	4,807	11,234	108,705

Provision for loan and lease losses	(16,201)	(5,204)	(5,572)	—	511	1,582	(24,884)
Non-interest income	3,708	7,730	3,204	(89)	469	1,491	16,513
Direct non-interest expenses	(9,457)	(24,142)	(12,922)	(1,751)	(6,290)	(10,231)	(64,793)

Segment (loss) income	$(7,554)	$17,574	$25,781	$(3,833)	$(503)	$4,076	$35,541

Average earnings assets	$2,057,340	$1,524,583	$4,605,307	$2,454,159	$722,006	$803,780	$12,167,175

	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Six-month period ended June 30, 2013:
Interest income	$55,689	$116,243	$85,805	$24,044	$17,704	$21,410	$320,895
Net (charge) credit for transfer of funds	(19,902)	(1,719)	(7,740)	24,515	4,846	—	—
Interest expense	—	(13,841)	—	(41,975)	(11,700)	(1,998)	(69,514)

Net interest income	35,787	100,683	78,065	6,584	10,850	19,412	251,381

(Provision) release for loan and lease losses	(77,532)	(22,323)	(92,332)	—	2,434	(8,834)	(198,587)
Non-interest income	4,588	20,297	2,789	(65,733)	887	4,028	(33,144)
Direct non-interest expenses	(28,218)	(59,866)	(31,581)	(3,955)	(14,254)	(24,494)	(162,368)

Segment (loss) income	$(65,375)	$38,791	$(43,059)	$(63,104)	$(83)	$(9,888)	$(142,718)

Average earnings assets	$2,096,464	$1,943,173	$4,150,227	$2,732,539	$713,072	$667,587	$12,303,062

	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Six-month period ended June 30, 2012:
Interest income	$54,758	$87,335	$96,271	$22,514	$19,535	$25,346	$305,759
Net (charge) credit for transfer of funds	(25,491)	2,583	(13,031)	29,568	6,371	—	—
Interest expense	—	(16,529)	—	(60,360)	(15,799)	(2,500)	(95,188)

Net interest income (loss)	29,267	73,389	83,240	(8,278)	10,107	22,846	210,571

Provision for loan and lease losses	(21,088)	(9,576)	(31,557)	—	5,356	(4,216)	(61,081)
Non-interest income	7,758	14,340	6,222	(1,241)	773	3,372	31,224
Direct non-interest expenses	(20,812)	(47,099)	(24,749)	(3,312)	(13,177)	(19,453)	(128,602)

Segment income (loss)	$(4,875)	$31,054	$33,156	$(12,831)	$3,059	$2,549	$52,112

Average earnings assets	$2,049,065	$1,465,092	$4,714,564	$2,423,201	$751,613	$832,227	$12,235,762

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2013	2012	2013	2012
Net (loss) income:
Total (loss) income for segments and other	$(98,087)	$35,541	$(142,718)	$52,112
Other non-interest income (loss) (1)	648	(2,491)	(4,890)	(8,727)
Other operating expenses (2)	(26,123)	(22,149)	(46,965)	(43,533)

(Loss) income before income taxes	(123,562)	10,901	(194,573)	(148)
Income tax benefit (expense)	979	(1,545)	(643)	(3,678)

Total consolidated net (loss) income	$(122,583)	$9,356	$(195,216)	$(3,826)

Average assets:
Total average earning assets for segments	$12,264,688	$12,167,175	$12,303,062	$12,235,762
Other average earning assets (1)	17,841	37,058	20,797	40,142
Average non-earning assets	654,304	694,189	681,489	683,734

Total consolidated average assets	$12,936,833	$12,898,422	$13,005,348	$12,959,638

(1)	The activities related to the Bank’s equity interest in CPG/GS are presented as an Other non-interest income (loss) and as Other average earning assets in the table above.
(2)	Expenses pertaining to corporate administrative functions that support the operating segment but are not specifically attributable to or managed by any segment are not included in the reported financial results of the operating segments. The unallocated corporate expenses include certain general and administrative expenses and related depreciation and amortization expenses.

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

Effective June 2, 2010, FirstBank, by and through its Board of Directors, entered into a Consent Order (the FDIC Order) with the FDIC and the Office of the Commissioner of Financial Institutions of Puerto Rico. The FDIC Order provides for various things, including (among other things) the following: (1) having and retaining qualified management; (2) increased participation in the affairs of FirstBank by its Board of Directors; (3) development and implementation by FirstBank of a capital plan to attain a leverage ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 10% and a total risk-based capital ratio of at least 12%; (4) adoption and implementation of strategic, liquidity and fund management and profit and budget plans and related projects within certain timetables set forth in the FDIC Order and on an ongoing basis; (5) adoption and implementation of plans for reducing FirstBank’s positions in certain classified assets and delinquent and non-accrual loans within timeframes set forth in the FDIC Order; (6) refraining from lending to delinquent or classified borrowers already obligated to FirstBank on any extensions of credit so long as such credit remains uncollected, except where FirstBank’s failure to extend further credit to a particular borrower would be detrimental to the best interests of FirstBank, and any such additional credit is approved by the FirstBank’s Board of Directors; (7) refraining from accepting, increasing, renewing or rolling over brokered CDs without the prior written approval of the FDIC; (8) establishment of a comprehensive policy and methodology for determining the allowance for loan and lease losses and the review and revision of FirstBank’s loan policies, including the non-accrual policy; and (9) adoption and implementation of adequate and effective programs of independent loan review, appraisal compliance and an effective policy for managing FirstBank’s sensitivity to interest rate risk. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the FDIC Order. Although all of the regulatory capital ratios exceed the minimum capital ratios for “well capitalized” levels, as well as the minimum capital ratios required by the FDIC Order, as of June 30, 2013, FirstBank cannot be treated as a “well capitalized” institution under regulatory guidance while operating under the FDIC order.

Effective June 3, 2010, First BanCorp entered into the Written Agreement with the New York FED. The Written Agreement provides, among other things, that the holding company must serve as a source of strength to FirstBank, and that, except upon consent generally of the New York FED and the Federal Reserve Board, (1) the holding company may not pay dividends to stockholders or receive dividends from FirstBank, (2) the holding company and its nonbank subsidiaries may not make payments on trust-preferred securities or subordinated debt, and (3) the holding company cannot incur, increase, or guarantee debt or repurchase any capital securities. The Written Agreement also requires that the holding company submit a capital plan that reflects sufficient capital at First BanCorp. on a consolidated basis, which must be acceptable to the New York FED, and follow certain guidelines with respect to the appointment or change in responsibilities of senior officers. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Written Agreement.

The Corporation submitted its capital plan setting forth how it plans to improve capital positions to comply with the FDIC Order and the Written Agreement over time. In addition to the Capital Plan, the Corporation has submitted to its regulators a liquidity and brokered CD plan, including a contingency funding plan, a non-performing asset reduction plan, a budget and profit plan, a strategic plan, and a plan for the reduction of classified and special mention assets. As of June 30, 2013 the Corporation had completed all of the items included in the Capital Plan and is continuing to work on reducing non-performing loans. Further, the Corporation has reviewed and enhanced the Corporation’s loan review program, various credit policies, the Corporation’s treasury and investment policy, the Corporation’s asset classification and allowance for loan and lease losses and non-accrual policies, the Corporation’s charge-off policy and the Corporation’s appraisal program. The Regulatory Agreements also require the submission to the regulators of quarterly progress reports.

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

In July 2013, Bank Regulators approved a Final Rule to establish a new comprehensive regulatory capital framework for all U.S. banking organizations. The Final Rule brings the United States substantially into compliance with the Basel III capital framework agreed upon internationally in December 2010, replaces the existing U.S. modified Basel I risk-based capital regime, and implements several changes to the U.S. regulatory capital regime required by the Dodd-Frank Act. The new U.S. capital framework imposes higher minimum capital requirements, including a new 4.5% common equity Tier I capital requirement, a 6.0% Tier I capital requirement (increased from 4.0% under current rules), and an 8.0% Total capital requirement (same as under current rules). All U.S. banking organizations will calculate the numerator of their minimum capital ratios using more restrictive definitions of capital under the Final Rule.

The Final Rule includes more restrictive definitions for the components of capital and eligibility criteria broadly intended to promote the use of capital instruments better able to absorb losses in time of financial stress. The common equity Tier I capital consists primarily of common stock and retained earnings. Additional Tier I capital is limited to other paid-in amounts recognized as equity under GAAP. As required by section 171 of Dodd-Frank Act, the Final Rule requires that capital instruments such as trust preferred securities be phased-out of Tier I capital by January 1, 2016, for banking organizations that had $15 billion or more in total consolidated assets as December 31, 2009, such as First BanCorp. However, these instruments may remain in Tier 2 capital until the instruments are redeemed or mature.

In addition to the minimum capital ratios, the Final Rule requires that all banking organizations maintain a capital conservation buffer consisting of Common Equity Tier I capital in an amount equal to 2.5% of risk-weighted assets in order to avoid restrictions on their ability to make capital distributions and to pay certain discretionary bonus payments to executive officers. Thus, the capital conservation buffer effectively increases the minimum Common Equity Tier I capital, Tier I capital, and Total capital requirements to 7.0%, 8.5% and 10.5%, respectively.

The Final Rule makes certain conforming changes to the prompt corrective action (“PCA”) regime for insured depository institutions based on the new minimum capital requirements. Under Final Rule, the “well capitalized” standards consists of a minimum of 5.0% leverage ratio requirement (same as under the existing PCA regime), a 6.5% Common Equity Tier 1 capital requirement (new), an 8.0% Tier I capital, requirement (increased from 6.0%) and a 10.0% Total capital requirement (same as under the existing PCA regime).

The Final Rule revises the current rules for calculating risk-weighted asset the enhance risk sensitivity, including, among others, higher risk weights to past due exposures, and high volatility commercial real estate exposures.

Certain aspects of the rule, such as the new minimum capital ratios and the revised methodology for calculating risk-weighted assets, will become effective on January 1, 2015. Other aspects of the rule, such as the capital conservation buffer and the new regulatory deductions from and adjustments to capital, will be phased in over several years.

The Corporation’s total capital, Tier I and leverage ratios as of June 30, 2013 were 16.61%, 15.32% and 11.26% respectively. Meanwhile, the total capital, Tier I capital, and leverage ratios as of June 30, 2013 of our banking subsidiary, FirstBank Puerto Rico, were 16.16%, 14.87% and 10.94%, respectively.

Based on the Corporation’s review of the U.S. Basel III final rule, the Corporation anticipates exceeding the new minimum capital ratios.

The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and commitments to sell mortgage loans at fair value. As of June 30, 2013, commitments to extend credit amounted to approximately $1.4 billion, of which $975.6 million relate to credit card loans. Commercial and Financial standby letters of credit amounted to approximately $50.9 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. In the case of credit cards and personal lines of credit, the Corporation can cancel at any time and without cause the unused credit facility. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with prospective borrowers.

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

Subsequent to the court decision, the district court judge transferred the case to the Lehman bankruptcy court for trial. On May 10, 2013, the Bankruptcy Court issued a decision denying the Bank’s Motion for Summary Judgment and granting the Motion for Summary Judgment of Barclay’s. The Bank has filed a notice of appeal of that decision, which appeal is now pending. We may not succeed in our litigation against Barclays to recover all or a substantial portion of the securities.

Barclays has filed a motion in the Bankruptcy Court in an effort to impose sanctions on the Bank for seeking the relief sought in the litigation, and the Bank has opposed that motion. Briefing on the sanctions motion is complete, and the parties are awaiting oral arguments and a decision.

Because of the Bankruptcy Court’s May 10, 2013 decision, the Corporation has determined that it is probable that the asset has been impaired and recognized in the second quarter of 2013 a non-cash charge of $66.6 million associated with the write-off of the carrying value of the pledged securities and related accrued interest. The Corporation does not anticipate that this impairment charge will result in future cash expenditures by the Corporation other than additional costs relating to the appeal of the Bankruptcy Court’s decision.

Additionally, the Corporation continues to pursue its claim filed in January 2009 in the proceedings under the Securities Protection Act with regard to LBI in the United States Bankruptcy Court for the Southern District of New York.

As of June 30, 2013, First BanCorp and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. Management believes that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position, results of operations or cash flows.

NOTE 23 – FIRST BANCORP. (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

The following condensed financial information presents the financial position of the Holding Company only as of June 30, 2013 and December 31, 2012 and the results of its operations for the quarters and six-month periods ended June 30, 2013 and 2012.

Statements of Financial Condition

	As of June 30,	As of December 31,
	2013	2012
	(In thousands)
Assets
Cash and due from banks	$33,048	$35,139
Money market investments	6,111	6,111
Investment securities available for sale, at market:
Equity investments	35	31
Other investment securities	1,285	1,300
Investment in First Bank Puerto Rico, at equity	1,404,244	1,663,139
Investment in First Bank Insurance Agency, at equity	9,390	7,697
Investment in FBP Statutory Trust I	3,093	3,093
Investment in FBP Statutory Trust II	3,866	3,866
Other assets	4,623	4,891

Total assets	$1,465,695	$1,725,267

Liabilities and Stockholders’ Equity
Liabilities:
Other borrowings	$231,959	$231,959
Accounts payable and other liabilities	11,408	8,285

Total liabilities	243,367	240,244

Stockholders’ equity	1,222,328	1,485,023

Total liabilities and stockholders’ equity	$1,465,695	$1,725,267

	Quarter Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Income:
Interest income on money market investments	$6	$3	$11	$6
Other income	72	55	124	110

	78	58	135	116

Expense:
Notes payable and other borrowings	1,763	1,825	3,509	3,680
Other operating expenses	806	889	2,609	1,835

	2,569	2,714	6,118	5,515

Impairment on equity securities	(42)	—	(42)	—
Loss before income taxes and equity in undistributed (losses) earnings of subsidiaries	(2,533)	(2,656)	(6,025)	(5,399)
Income tax provision	—	—	—	—
Equity in undistributed (losses) earnings of subsidiaries	(120,050)	12,012	(189,191)	1,573

Net (loss) income	$(122,583)	$9,356	$(195,216)	$(3,826)

NOTE 24 – SUBSEQUENT EVENTS

The Corporation has performed an evaluation of events occurring subsequent to June 30, 2013; management has determined that there are no additional events occurring in this period that required disclosure in or adjustment to the accompanying financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

SELECTED FINANCIAL DATA

(In thousands, except for per share and financial ratios)	Quarter ended June 30,		Six-Month Period Ended June 30,
	2013	2012	2013	2012
Condensed Income Statements:
Total interest income	$160,670	$153,652	$320,895	$305,759
Total interest expense	33,782	44,947	69,514	95,188
Net interest income	126,888	108,705	251,381	210,571
Provision for loan and lease losses	87,464	24,884	198,587	61,081
Non-interest (loss) income	(51,663)	14,022	(38,034)	22,497
Non-interest expenses	111,323	86,942	209,333	172,135
(Loss) Income before income taxes	(123,562)	10,901	(194,573)	(148)
Income tax benefit (expense)	979	(1,545)	(643)	(3,678)
Net (loss) income	(122,583)	9,356	(195,216)	(3,826)
Net (loss) income attributable to common stockholders	(122,583)	9,356	(195,216)	(3,826)
Per Common Share Results:
Net (loss) earnings per share basic	$(0.60)	$0.05	$(0.95)	$(0.02)
Net (loss) earnings per share diluted	$(0.60)	$0.05	$(0.95)	$(0.02)
Cash dividends declared	$—	$—	$—	$—
Average shares outstanding	205,490	205,415	205,477	205,316
Average shares outstanding diluted	205,490	205,952	205,477	205,316
Book value per common share	$5.60	$6.72	$5.60	$6.72
Tangible book value per common share (1)	$5.32	$6.42	$5.32	$6.42
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	(3.80)	0.29	(3.03)	(0.06)
Interest Rate Spread (2)	3.91	3.21	3.84	3.08
Net Interest Margin (2)	4.12	3.50	4.06	3.37
Return on Average Total Equity	(35.65)	2.62	(27.51)	(0.53)
Return on Average Common Equity	(37.36)	2.74	(28.78)	(0.56)
Average Total Equity to Average Total Assets	10.66	11.14	11.00	11.12
Tangible common equity ratio (1)	8.64	10.29	8.64	10.29
Dividend payout ratio	—	—	—	—
Efficiency ratio (3)	147.99	70.84	98.12	73.86
Asset Quality:
Allowance for loan and lease losses to total loans held for investment	3.19	4.44	3.19	4.44
Net charge-offs (annualized) to average loans (4) (6)	5.25	2.03	6.69	1.90
Provision for loan and lease losses to net charge-offs (5)	67.83	48.16	59.64	62.43
Non-performing assets to total assets (6)	5.87	10.13	5.87	10.13
Non-performing loans held for investment to total loans held for investment (6)	5.36	10.35	5.36	10.35
Allowance to total non-performing loans held for investment (6)	59.47	42.90	59.47	42.90
Allowance to total non-performing loans held for investment excluding residential real estate loans (6)	80.87	62.40	80.87	. 62.40
Other Information:
Common Stock Price: End of period	$7.08	$3.96	$7.08	$3.96

	As of June 30, 2013	As of December 31, 2012
Balance Sheet Data:
Loans, including loans held for sale	$9,683,369	$10,139,508
Allowance for loan and lease losses	301,047	435,414
Money market and investment securities	2,239,483	1,986,669
Intangible assets	57,905	60,944
Deferred tax asset, net	6,598	4,867
Total assets	12,803,169	13,099,741
Deposits	9,977,645	9,864,546
Borrowings	1,490,399	1,640,399
Total preferred equity	63,047	63,047
Total common equity	1,199,423	1,393,546
Accumulated other comprehensive (loss) income, net of tax	(40,142)	28,430
Total equity	1,222,328	1,485,023

(1)	Non-GAAP measure. Refer to “Capital” discussion below for additional information of the components and reconciliation of these measures.
(2)	On a tax-equivalent basis and excluding the changes in fair value of derivative instruments and financial liabilities measured at fair value (see “Net Interest Income” discussion below for a reconciliation of this non-GAAP measure).
(3)	Non-interest expense to the sum of net interest income and non-interest income. The denominator includes non-recurring income and changes in the fair value of derivative instruments and financial instruments measured at fair value.
(4)	The net charge-offs to average loans ratio, excluding the impact of the bulk sales of assets and the transfer of loans to held for sale, was 1.29% and 2.11% for the quarter and six-month period ended June 30, 2013, respectively.
(5)	The provision for loan and lease losses to net charge-offs ratio, excluding the impact of the bulk sales of assets and the transfer of loans to held for sale, was 63.19% and 66.25% for the quarter and six-month period ended June 30, 2013, respectively.
(6)	Loans used in the denominator in calculating net charge-off, non-performing loan and non-performing asset rates include purchased credit-impaired (“PCI”) loans. However, the Corporation separately tracks and reports PCI loans and exclude these from delinquency, non-performing loan and non-performing asset statistics.

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

As described in Note 22 to the Consolidated Financial Statements, Regulatory Matters, Commitment and Contingencies, FirstBank is currently operating under a Consent Order (the “FDIC Order”) with the Federal Deposit Insurance Corporation (“FDIC”), and the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico and First BanCorp. has entered into a Written Agreement (the “Written Agreement” and collectively with the FDIC Order, (the “Regulatory Agreements”) with the Federal Reserve Bank of New York (the “New York FED”).

RECENT EVENTS

Impairment of Collateral Pledged to Lehman

On May 10, 2013, the Corporation received notice from its counsel that the United States Bankruptcy Court for the Southern District of New York denied the Bank’s Motion for Summary Judgment filed in connection with its claim to recover certain assets pledged as collateral to Lehman Brothers, Inc. (“Lehman”) and that the Motion for Summary Judgment submitted by Barclays Capital (“Barclays”) was granted.

This matter relates to the claim that the Bank filed against Barclays to recover the securities (or the cash equivalent thereof) that were posted as collateral in connection with certain interest rate swap agreements executed with Lehman. Beginning with the second quarter of 2009, the Corporation classified the pledged securities as a non-performing asset with a book value of $64.5 million. As a result of the Bankruptcy Court’s May 10, 2013 decision, the Corporation determined that it is probable that the asset is impaired and, in the 2013 second quarter, recorded a non-cash charge of $66.6 million associated with the write-off of the carrying value of the pledged securities and related accrued interest. The Corporation has filed a Notice of Appeal and will continue with its efforts through the legal process to recover the value of the assets.

Bulk Sales of Assets and Transfer of Loans to Held for Sale

On June 21, 2013, the Corporation announced that it had completed a sale of non-performing residential mortgage loans with a book value of $203.8 million and other real estate owned (“OREO”) properties with a book value of $19.2 million in a cash transaction. The sales price of this bulk sale was $128.3 million. Approximately $30.1 million of reserves had already been allocated to the loans. This transaction resulted in total charge-offs of $98.0 million and an incremental loss of $69.8 million. In addition, the Corporation recorded $3.1 million of professional service fees specifically related to this bulk sale of non-performing residential assets. This transaction resulted in a total pre-tax loss of $72.9 million.

As previously reported, on March 28, 2013, the Corporation completed the sale of adversely classified loans with a book value of $211.4 million, mainly commercial loans, and OREO properties with a book value of $6.3 million in a cash transaction. This transaction resulted in total charge-offs of $98.5 million and an incremental loss of $58.9 million, reflected in the first quarter of 2013. In addition, the Corporation recorded $3.9 million of professional service fees in the first quarter of 2013 specifically related to this bulk sale of adversely classified commercial assets. This transaction resulted in a total pre-tax loss of $62.8 million.

The Corporation’s primary goal with respect to these sales is to accelerate the disposition of non-performing assets, which is the main priority of the Corporation’s Strategic Plan. The opportunistic sale of distressed assets is a pivotal and tactical step in the Corporation’s efforts to reduce balance sheet risk, improve earnings in the future through reductions of credit related costs and enhance credit quality consistent with regulators’ expectations of adequate levels of adversely classified assets for financial institutions.

In addition, during the first quarter of 2013, the Corporation transferred to held for sale non-performing loans with an aggregate book value of $181.6 million. These transfers resulted in charge-offs of $36.0 million and an incremental loss of $5.2 million reflected in the provision for loan and lease losses for the first quarter of 2013.

During the second quarter of 2013, the Corporation completed the sale of a $40.8 million non-performing commercial mortgage loan that was among the loans transferred to held for sale in the first quarter without incurring additional losses.

In a separate transaction during the second quarter, the Corporation entered into an agreement to receive foreclosed real estate in partial satisfaction of debt related to one of the loans written-off and transferred to held for sale in the first quarter. The remaining balance of such partially satisfied commercial mortgage loan held for sale was restructured, resulting in a loss of $3.4 million recorded as part of “Other income” in the second quarter of 2013.

Changes to the Puerto Rico Internal Revenue Code

On June 30, 2013, the Puerto Rico Government approved Act No. 40 (“Act 40”), which amended the Puerto Rico Internal Revenue Code of 2011 (the “2011 PR Code”). The main provisions of Act 40 that impact financial institutions include:

(i)	A new national gross receipts tax that in the case of financial institutions is 1% of gross income which is not deductible for purposes of computing net taxable income and is not part of the alternative minimum tax (“AMT”). Subject to certain limitations, a financial institution will be able to claim 0.5% of its gross income as a credit against its regular income tax or the alternative minimum tax.

(ii)	A decrease in the deduction available to corporations for the computation of the additional surtax from $750,000 to $25,000 and a change in the surtax rate to rates that range from 5% to 19%, resulting in an increase in the maximum statutory tax rate from 30% to 39%.

(iii)	A higher AMT rate (30% of the alternative minimum net income, as compared to 20% previously) and various parallel computations required to be made before determining whether an AMT liability exists.

(iv)	The Net Operating Loss (“NOL”) carryover period increased from 10 years to 12 years for losses incurred in taxable years that commenced after December 31, 2004 and ended before January 1, 2013. The carryover period for NOL incurred during taxable years commencing after December 31, 2012 will be 10 years. The NOL deduction is now limited to 90% of taxable income for regular income tax purpose and 80% for AMT purposes.

Refer to the discussion under “Income Taxes” below for additional information, including the impact of these amendments on the Corporation’s operating results for the quarter and six-month period ended June 30, 2013 and on the Corporation’s deferred tax asset and related valuation allowance.

OVERVIEW OF RESULTS OF OPERATIONS

First BanCorp.’s results of operations generally depend primarily upon its net interest income, which is the difference between the interest income earned on its interest-earning assets, including investment securities and loans, and the interest expense incurred on its interest-bearing liabilities, including deposits and borrowings. Net interest income is affected by various factors, including: the interest rate scenario; the volumes, mix and composition of interest-earning assets and interest-bearing liabilities; and the re-pricing characteristics of these assets and liabilities. The Corporation’s results of operations also depend on the provision for loan and lease losses, which have significantly affected the results of operations in recent years, non-interest expenses (such as personnel, occupancy, deposit insurance premiums and other costs), non-interest income (mainly service charges and fees on deposits, insurance income and revenues from broker-dealer operations), gains (losses) on sales of investments, gains (losses) on mortgage banking activities, and income taxes.

Net loss was $122.6 million, or $0.60 per diluted common share, for the quarter ended June 30, 2013. The Corporation’s financial results for the second quarter of 2013 were negatively impacted by two significant items: (i) a $72.9 million loss on the bulk sale of non-performing residential mortgage loans and OREO properties, and (ii) a $66.6 million loss related to the write-off of the collateral pledged to Lehman. Excluding the effect of the bulk sale of non-performing residential assets and the write-off of the collateral pledged to Lehman, the adjusted net income was $16.8 million, or $0.08 per diluted share, for the quarter ended June 30, 2013 compared to net income of $9.4 million, or $0.05 per diluted common share, for the same period in 2012. The changes compared to the second quarter of 2012 were: (i) an $18.2 million increase in net interest income mainly achieved through reductions in the overall cost of funding and the contribution of the credit card portfolio acquired in late May 2012, (ii) a $62.6 million increase in the provision for loan and lease losses mainly due to a $67.9 million charge related to the bulk sale of non-performing residential assets and the higher provision required for the credit card portfolio, (iii) a $65.7 million adverse variance in non-interest income mainly due to the $66.6 million write-off of the collateral pledged to Lehman, partially offset by a $3.1 million positive variance in equity in earnings of unconsolidated entities, (iv) a $24.4 million increase in non-interest expenses driven by various factors including an $8.0 million increase in net losses on OREO operations, including certain unusually large charges as explained below, a $3.2 million charge related to the new Puerto Rico national gross receipts tax, a $3.1 million increase in expenses specifically related to the bulk sale of non-performing residential assets, a $3.3 million increase in professional fees related to the outsourcing of technology services mainly due to a multi-year technology outsourcing agreement executed by the Corporation at the beginning of the second quarter of 2013, a $2.0 million increase in employees’ compensation and benefits, and a $1.5 million increase in credit and debit card processing expenses mainly due to servicing and operational costs related to the credit card portfolio acquired in late May 2012.

The key drivers of the Corporation’s financial results for the quarter ended June 30, 2013 include the following:

•

Net interest income increased $18.2 million to $126.9 million for the quarter ended June 30, 2013 compared to the same period in 2012. The increase was primarily due to a 45 basis points reduction in the average cost of funding achieved through lower deposit pricing, improved deposit mix, and the maturity of high-cost borrowings, and the contribution of the credit card portfolio acquired from FIA Card Services (FIA) in late May 2012. The net interest margin, excluding fair value adjustments, increased 58 basis points to 4.02% for the second quarter of 2013 compared to the same period in 2012 as it was favorably impacted by the aforementioned items as well as the reduction in non-performing loans and the reinvestment of certain matured U.S. government Treasury securities into higher yielding U.S. agency mortgage-backed securities (“MBS”). For definition and reconciliation of this non-GAAP measure, refer to “Net Interest Income” discussion below.

•

The provision for loans and lease losses increased $62.6 million to $87.5 million for the second quarter of 2013 compared to the same period in 2012. The provision for the second quarter of 2013 includes a $67.9 million charge related to the bulk sale of non-performing residential assets. Excluding the impact of the bulk sale of non-performing residential assets, the provision for loan and leases losses for the second quarter of 2013 was $ 19.6 million, a decrease of $5.3 million when compared to the same period in 2012. The decrease is mainly attributable to lower provision requirements for the Puerto Rico residential mortgage loans portfolio primarily due to lower charge-offs, the improvement in the credit quality of the loan portfolio following the bulk sale of non-performing residential assets in 2013, and the impact in the previous year of adjustments to the loss factors that were reflective of market conditions, including assumptions regarding loss severities that took into consideration qualitative and quantitative factors such as loan resolution and liquidation strategies and average time for liquidation. Refer to the discussions under “Provision for loan and lease losses” and “Risk Management” below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios.

As previously mentioned under the Recent Events section above, the Corporation completed two separate bulk sales of assets in 2013 including: (i) a bulk sale of non-performing residential mortgage loans with a book value of $203.8 million and OREO properties with a book value of $19.2 million, completed in the second quarter of 2013 and (ii) a bulk sale of adversely classified assets, mainly commercial loans with a book value of $211.4 million and OREO properties with a book value of $6.3 million, completed in the first quarter of 2013. In addition, during the first quarter of 2013, the Corporation transferred to held for sale non-performing loans with an aggregate book value of $181.6 million. The following tables show a reconciliation with respect to the calculation of certain non-GAAP financial measures (“adjusted net charge-offs,” “adjusted provision for loan and lease losses,” “adjusted non-interest income,” “adjusted non-interest expenses,” “adjusted net income (loss),” “adjusted earnings (loss) per common share,”), which reflect the exclusion of the impact of the bulk sales, the transfer of loans to held for sale, and the write-off of the collateral pledged to Lehman, with the corresponding measures calculated and presented in accordance with GAAP.

(Dollars in thousands, except per share information)	As Reported (GAAP)	Bulk Sale Transaction Impact	Write-off collateral pledged to Lehman	Adjusted, excluding Bulk Sale, and Write- Off of collateral pledged to Lehman (Non-GAAP)
2013 Second Quarter
Total net charge-offs (1)	$128,948	$97,972	$—	$30,976
Total net charge-offs to average loans	5.25%			1.29%
Residential mortgage	103,418	97,941	—	5,477
Residential mortgage loans net charge-offs to average loans	14.78%			0.84%
Construction	2,368	31	—	2,337
Construction loans net charge-offs to average loans	3.43%			3.39%
Provision for loan and lease losses	$87,464	$67,890	$—	$19,574
Residential mortgage	—	67,859	—	(67,859)
Construction	—	31	—	(31)
Non-interest (loss) income	$(51,663)	$—	$66,574	$14,911
Impairment of collateral pledged to Lehman	(66,574)	—	66,574	—
Non-interest expenses	$111,323	$4,962	$—	$106,361
Professional fees	13,735	3,060	—	10,675
Net loss on OREO operations	14,829	1,879	—	12,950
Other expenses	11,928	23	—	11,905
Net (loss) income	$(122,583)	$(72,852)	$(66,574)	$16,843
Net loss per common share	$(0.60)	$(0.36)	$(0.32)	$0.08

1 - Charge-off percentages annualized

(Dollars in thousands, except per share information)	As Reported (GAAP)	Bulk Sale Transaction Impact	Loans Transferred To Held For Sale Impact	Excluding Bulk Sale and Loans Transferred To Held For Sale Impact (Non-GAAP)
2013 First Quarter
Total net charge-offs (1)	$204,006	$98,519	$35,953	$69,534
Total net charge-offs to average loans	8.10%			2.87%
Residential mortgage	11,580	1,031	—	10,549
Residential mortgage loans net charge-offs to average loans	1.65%			1.50%
Commercial mortgage	56,036	40,057	14,553	1,426
Commercial mortgage loans net charge-offs to average loans	12.06%			0.34%
Commercial and Industrial	84,829	44,678	—	40,151
Commercial and Industrial loans net charge-offs to average loans	11.16%			5.47%
Construction	38,515	12,753	21,400	4,362
Construction loans net charge-offs to average loans	44.66%			7.74%
Provision for loan and lease losses	$111,123	$58,890	$5,222	$47,011
Residential mortgage	7,948	979	—	6,969
Commercial Mortgage	36,397	29,753	(1,033)	7,677
Commercial & Industrial	35,292	20,766	—	14,526
Construction	21,948	7,392	6,255	8,301
Non-interest expenses	$98,010	$3,878	$—	$94,132
Professional fees	9,920	3,878	—	6,042
Net loss	$(72,633)	$(62,768)	$(5,222)	$(4,643)
Net loss per common share	$(0.35)	$(0.30)	$(0.03)	$(0.02)

1 - Charge-off percentages annualized

•

Net charge-offs totaled $128.9 million for the second quarter of 2013, or 5.25% of average loans on an annualized basis, including $98.0 million of net charge-offs related to the bulk sale of non-performing residential assets. Excluding the impact of charge-offs related to the bulk sale of non-performing residential assets, total net charge-offs for the quarter ended June 30, 2013 were $31.0 million, or 1.29% of average loans, compared to $51.7 million, or 2.03% of average loans for the same period in 2012. The decrease in net charge-offs was driven by credit quality improvement primarily achieved through the sales of adversely classified and non-performing loans. The provision for loan and lease losses and net charge-offs, excluding the impact of the bulk sale of non-performing residential assets are Non-GAAP measures, refer to “Basis of Presentation” discussion below for additional information. Also refer to the discussions under “Provision for loan and lease losses” and “Risk Management” below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios.

•

The Corporation recorded a non-interest loss of $51.7 million for the quarter ended June 30, 2013, compared to non-interest income of $14.0 million for the same period in 2012. The decrease was mainly related to the $66.6 million write-off of the collateral pledged to Lehman. Excluding the impact of the Lehman collateral write off, non-interest income totaled $14.9 million, an increase of $0.9 million when compared to the same period in 2012. The increase was mainly driven by a $3.1 million positive variance in equity in earnings (losses) of unconsolidated entities. The Corporation recorded $0.6 million of equity in earnings of unconsolidated entities in the second quarter of 2013 compared to an equity loss of $2.5 million for the same period in 2012. Other positive variances include: (i) a $0.8 million increase in revenues from mortgage banking activities mainly due to realized gains on sales of GNMA MBS and forward contracts used by the Corporation to hedge its securitization pipeline, an increase in servicing fees aligned with a higher servicing portfolio, and a decrease in the valuation allowance of servicing assets, and (ii) a $0.3 million increase in interchange and other fees related to the credit cards portfolio acquired in late May 2012. These positive variances were partially offset, among other things, by a $3.4 million loss related to the restructuring of a commercial mortgage held for sale in which the Corporation received certain properties in partial satisfaction of a debt arrangement and modified the terms of the remaining balances.

•

Non-interest expenses increased $24.4 million to $111.3 million for the second quarter of 2013 compared to the same period in 2012. The increase was driven by various factors including: (i) an $8.0 million increase in net losses on OREO operations, primarily due to a $1.9 million loss on the sale of certain OREO properties as part of the bulk sale of non-performing residential assets, and $5.3 million in write-downs of the value of certain commercial OREO properties in the Virgin Islands, (ii) a $3.2 million charge related to the new Puerto Rico national gross receipts tax ($1.7 million corresponding to the first quarter of 2013, recorded in the second quarter of 2013 after the enactment of the tax law), (iii) $3.1 million of expenses specifically related to the bulk sale of non-performing residential assets, (iv) a $3.3 million increase in professional fees related to the outsourcing of technology services mainly due to services provided by FIS under a multi-year technology outsourcing agreement executed by the Corporation at the beginning of the second quarter of 2013, (v) a $2.0 million increase in employees’ compensation and benefits, and (vi) a $1.5 million increase in credit and debit card processing expenses mainly due to servicing and operating costs related to the credit card portfolio acquired in late May 2012. Refer to the “Non Interest Expenses” discussion below for additional information.

•

For the second quarter of 2013, the Corporation recorded an income tax benefit of $1.0 million, compared to an income tax expense of $1.5 million for the same period in 2012. The variance is mainly attributable to the impact of the amendments to the 2011 Puerto Rico Internal Revenue Code (the “2011 PR Code”) enacted on June 30, 2013. Refer to the “Income Taxes” discussion below for additional information.

•

At June 30, 2013, total assets were $12.8 billion, a decrease of $296.6 million, or 2%, from December 31, 2012. The decrease was mainly related to a $321.8 million decrease in total loans receivable, net of allowance, and a $46.5 million decrease in the OREO inventory. This decrease was driven by the two bulk sales of adversely classified and non performing assets completed during the first and second quarter of 2013 that aggregated $415.2 million of loans and $25.5 million of OREO properties, and the individual sale of a non-performing commercial mortgage loan with a book value of $40.8 million. The decrease in total assets was also attributable to a decline of $111.9 million in cash and cash equivalents and the $66.6 million write-off of the collateral pledged to Lehman. These decreases were partially offset by a $253.3 million increase in the investment securities portfolio led by purchases of 15-20 years U.S. agency MBS during the first half of 2013. Refer to the “Financial Condition and Operating Data” discussion below for additional information.

•

At June 30, 2013, total liabilities were $11.6 billion, a decrease of $33.9 million, from December 31, 2012. The decrease was mainly related to the repayment of $150 million of matured FHLB advances and a $91.8 million decrease in brokered certificates of deposit (“brokered CDs”). This was partially offset by an increase of $204.9 million in non-brokered deposits. Refer to the “Risk Management – Liquidity and Capital Adequacy” discussion below for additional information about the Corporation’s funding sources.

•

At June 30, 2013, the Corporation’s stockholders’ equity was $1.2 billion, a decrease of $262.7 million from December 31, 2012. The decrease was mainly driven by the net loss of $195.2 million for the first half of 2013 and a $68.6 million decrease in other comprehensive income due to unrealized losses on available-for-sale securities attributable to changes in market interest rates. Refer to the “Risk Management – Capital” section below for additional information.

•

Total loan production, including purchases, refinancing and draws from existing revolving and non-revolving commitments, was $924.7 million for the quarter ended June 30, 2013, excluding the utilization activity of the outstanding credit cards portfolio, compared to $803.5 million for the comparable period in 2012. The increase in loan production is mainly related to increases in residential mortgage loans, commercial and industrial (“C&I”) loans and, to a lesser extent, consumer loan originations.

•

Total non-performing loans, including non-performing loans held for sale, as of June 30, 2013, were $601.2 million, a decrease of $376.7 million from December 31, 2012. This reduction primarily reflects an aggregate of $382.5 million of non-performing loans sold as part of the bulk sales of assets completed in the first and second quarter of 2013, and the individual sale of a $40.8 million non-performing commercial mortgage loan.

•

Total non-performing assets were $751.9 million, a decrease of $486.3 million from December 31, 2012. The decrease was driven by the aforementioned sales of non-performing loans, a decrease of $46.5 million in OREO, and the write-off of the collateral pledged to Lehman. Refer to the “Risk Management—Non-accruing and Non-performing Assets” section below for additional information.

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

The Corporation’s critical accounting policies are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in First BanCorp.’s 2012 Annual Report on Form 10-K. There have not been any material changes in the Corporation’s critical accounting policies since December 31, 2012.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the excess of interest earned by First BanCorp. on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp.’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter and six-month period ended June 30, 2013 was $126.9 million and $251.4 million, respectively, compared to $108.7 million and $210.6 million for the comparable periods in 2012. On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments and unrealized gains and losses on liabilities measured at fair value, net interest income for the quarter and six-month period ended June 30, 2013 was $129.2 million and $254.9 million, respectively, compared to $109.8 million and $213.2 million for the comparable periods in 2012.

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

Part I

	Average Volume		Interest income (1) / expense		Average Rate (1)
Quarter ended June 30, 2013	2013	2012	2013	2012	2013	2012
(Dollars in thousands)	(Dollars in thousands)
Interest-earning assets:
Money market & other short-term investments	$710,561	$656,642	$499	$456	0.28%	0.28%
Government obligations (2)	342,708	675,729	1,988	3,091	2.33%	1.84%
Mortgage-backed securities	1,682,682	1,082,175	11,571	8,366	2.76%	3.11%
Corporate bonds	—	1,876	—	31	0.00%	6.65%
FHLB stock	31,348	32,399	322	353	4.12%	4.38%
Equity securities	1,360	1,377	—	—	0.00%	0.00%

Total investments (3)	2,768,659	2,450,198	14,380	12,297	2.08%	2.02%

Residential mortgage loans	2,799,369	2,784,364	37,411	36,822	5.36%	5.32%
Construction loans	276,128	399,394	2,274	2,556	3.30%	2.57%
C&I and commercial mortgage loans	4,710,448	5,315,831	48,551	54,321	4.13%	4.11%
Finance leases	239,677	239,943	5,122	5,226	8.57%	8.76%
Consumer loans	1,795,159	1,443,697	55,262	44,097	12.35%	12.28%

Total loans (4) (5)	9,820,781	10,183,229	148,620	143,022	6.07%	5.65%

Total interest-earning assets	$12,589,440	$12,633,427	$163,000	$155,319	5.19%	4.94%

Interest-bearing liabilities:
Brokered CDs	$3,311,165	$3,473,457	$10,473	$17,803	1.27%	2.06%
Other interest-bearing deposits	5,774,995	5,587,225	13,445	15,686	0.93%	1.13%
Other borrowed funds	1,131,959	1,171,833	8,233	8,969	2.92%	3.08%
FHLB advances	365,583	344,539	1,631	3,028	1.79%	3.53%

Total interest-bearing liabilities (6)	$10,583,702	$10,577,054	$33,782	$45,486	1.28%	1.73%

Net interest income			$129,218	$109,833

Interest rate spread					3.91%	3.21%
Net interest margin					4.12%	3.50%

	Average Volume		Interest income (1) / expense		Average Rate (1)
Six-Month Period Ended June 30,	2013	2012	2013	2012	2013	2012
(Dollars in thousands)	(Dollars in thousands)
Interest-earning assets:
Money market & other short-term investments	$744,796	$579,412	$1,038	$825	0.28%	0.29%
Government obligations (2)	334,318	816,034	3,839	7,169	2.32%	1.77%
Mortgage-backed securities	1,609,759	990,772	21,086	15,801	2.64%	3.21%
Corporate bonds	—	1,937	—	60	0.00%	6.23%
FHLB stock	32,227	34,525	737	754	4.61%	4.39%
Equity securities	1,362	1,377	—	—	0.00%	0.00%

Total investments (3)	2,722,462	2,424,057	26,700	24,609	1.98%	2.04%

Residential mortgage loans	2,807,128	2,787,543	75,415	75,562	5.42%	5.45%
Construction loans	310,590	415,972	4,891	5,215	3.18%	2.52%
C&I and commercial mortgage loans	4,804,270	5,463,693	96,400	110,964	4.05%	4.08%
Finance leases	238,468	241,643	10,208	10,538	8.63%	8.77%
Consumer loans	1,788,178	1,377,387	110,806	81,947	12.50%	11.96%

Total loans (4) (5)	9,948,634	10,286,238	297,720	284,226	6.03%	5.56%

Total interest-earning assets	$12,671,096	$12,710,295	$324,420	$308,835	5.16%	4.89%

Interest-bearing liabilities:
Brokered CDs	$3,374,033	$3,555,026	$22,271	$37,536	1.33%	2.12%
Other interest-bearing deposits	5,723,799	5,530,210	27,191	32,687	0.96%	1.19%
Other borrowed funds	1,131,959	1,211,706	16,396	19,186	2.92%	3.18%
FHLB advances	387,943	354,165	3,656	6,269	1.90%	3.56%

Total interest-bearing liabilities (6)	$10,617,734	$10,651,107	$69,514	$95,678	1.32%	1.81%

Net interest income			$254,906	$213,157

Interest rate spread					3.84%	3.08%
Net interest margin					4.06%	3.37%

(1)	On an adjusted tax-equivalent basis. The adjusted tax-equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less the Puerto Rico statutory tax rate (39.0% for 2013; 30% for 2012) and adding to it the cost of interest-bearing liabilities. The tax-equivalent adjustment recognizes the income tax savings when comparing taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread and net interest margin on a fully tax-equivalent basis. Therefore, management believes these measures provide useful information to investors by allowing them to make peer comparisons. Changes in the fair value of derivative and unrealized gains or losses on liabilities measured at fair value are excluded from interest income and interest expense because the changes in valuation do not affect interest paid or received.

(2)	Government obligations include debt issued by government sponsored agencies.
(3)	Unrealized gains and losses on available-for-sale securities are excluded from the average volumes.
(4)	Average loan balances include the average of non-performing loans.
(5)	Interest income on loans includes $3.5 million and $2.9 million for the quarters ended June 30, 2013 and 2012, respectively, and $7.1 million and $5.3 million for the six-month periods ended June 30, 2013 and 2012, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.
(6)	Unrealized gains and losses on liabilities measured at fair value are excluded from the average volumes.

Part II

	Quarter ended June 30, 2013 compared to 2012 Increase (decrease) Due to:			Six-Month Period Ended June 30, 2013 compared to 2012 Increase (decrease) Due to:
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)
Interest income on interest-earning assets:
Money market & other short-term investments	$39	$4	$43	$228	$(15)	$213
Government obligations	(1,729)	626	(1,103)	(4,913)	1,583	(3,330)
Mortgage-backed securities	4,411	(1,206)	3,205	9,007	(3,722)	5,285
Corporate bonds	(31)	—	(31)	(60)	—	(60)
FHLB stock	(11)	(20)	(31)	(53)	36	(17)

Total investments	2,679	(596)	2,083	4,209	(2,118)	2,091

Residential mortgage loans	241	348	589	427	(574)	(147)
Construction loans	(902)	620	(282)	(1,507)	1,183	(324)
C&I and commercial mortgage loans	(6,156)	386	(5,770)	(13,526)	(1,038)	(14,564)
Finance leases	(5)	(99)	(104)	(150)	(180)	(330)
Consumer loans	10,937	228	11,165	25,117	3,742	28,859

Total loans	4,115	1,483	5,598	10,361	3,133	13,494

Total interest income	6,794	887	7,681	14,570	1,015	15,585

Interest expense on interest-bearing liabilities:
Brokered CDs	(794)	(6,536)	(7,330)	(1,833)	(13,432)	(15,265)
Other interest-bearing deposits	509	(2,750)	(2,241)	1,016	(6,512)	(5,496)
Other borrowed funds	(290)	(446)	(736)	(1,237)	(1,553)	(2,790)
FHLB advances	146	(1,543)	(1,397)	463	(3,076)	(2,613)

Total interest expense	(429)	(11,275)	(11,704)	(1,591)	(24,573)	(26,164)

Change in net interest income	$7,223	$12,162	$19,385	$16,161	$25,588	$41,749

Portions of the Corporation’s interest-earning assets, mostly investments in obligations of some U.S. government agencies and sponsored entities, generate interest which is exempt from income tax, principally in Puerto Rico. Also, interest and gains on sales of investments held by the Corporation’s international banking entities (“IBEs”) are tax-exempt under the Puerto Rico tax law (refer to the Income Taxes discussion below for additional information). To facilitate the comparison of all interest data related to these assets, the interest income has been converted to an adjusted taxable equivalent basis. The tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less the Puerto Rico statutory tax rate as adjusted for changes to enacted tax rates (39.0% for 2013 and 30.0% for 2012) and adding to it the average cost of interest-bearing liabilities. The computation considers the interest expense disallowance required by Puerto Rico tax law. Refer to the “Income Taxes” discussion below for additional information about the Puerto Rico tax law.

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

The following table reconciles net interest income in accordance with GAAP to net interest income, excluding valuations, and net interest income on an adjusted tax-equivalent basis. The table also reconciles net interest spread and net interest margin on a GAAP basis to these items excluding valuations and on an adjusted tax-equivalent basis:

(Dollars in thousands)
	Quarter Ended		Six-Month Period Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Interest Income—GAAP	$160,670	$153,652	$320,895	$305,759
Unrealized (gain) loss on derivative instruments	(708)	33	(1,108)	(299)

Interest income excluding valuations	159,962	153,685	319,787	305,460
Tax-equivalent adjustment	3,038	1,634	4,633	3,375

Interest income on a tax-equivalent basis excluding valuations	163,000	155,319	324,420	308,835
Interest Expense—GAAP	33,782	44,947	69,514	95,188
Unrealized gain on derivative instruments and liabilities measured at fair value	—	539	—	490

Interest expense excluding valuations	33,782	45,486	69,514	95,678

Net interest income—GAAP	$126,888	$108,705	$251,381	$210,571

Net interest income excluding valuations	$126,180	$108,199	$250,273	$209,782

Net interest income on a tax-equivalent basis excluding valuations	$129,218	$109,833	$254,906	$213,157

Average Balances
Loans and leases	$9,820,781	$10,183,229	$9,948,634	$10,286,238
Total securities and other short-term investments	2,768,659	2,450,198	2,722,462	2,424,057

Average Interest-Earning Assets	$12,589,440	$12,633,427	$12,671,096	$12,710,295

Average Interest-Bearing Liabilities	$10,583,702	$10,577,054	$10,617,734	$10,651,107

Average Yield/Rate
Average yield on interest-earning assets—GAAP	5.12%	4.89%	5.11%	4.84%
Average rate on interest-bearing liabilities—GAAP	1.28%	1.71%	1.32%	1.80%

Net interest spread—GAAP	3.84%	3.18%	3.79%	3.04%

Net interest margin—GAAP	4.04%	3.46%	4.00%	3.33%

Average yield on interest-earning assets excluding valuations	5.10%	4.89%	5.09%	4.83%
Average rate on interest-bearing liabilities excluding valuations	1.28%	1.73%	1.32%	1.81%

Net interest spread excluding valuations	3.82%	3.16%	3.77%	3.02%

Net interest margin excluding valuations	4.02%	3.44%	3.98%	3.32%

Average yield on interest-earning assets on a tax-equivalent basis and excluding valuations	5.19%	4.94%	5.16%	4.89%
Average rate on interest-bearing liabilities excluding valuations	1.28%	1.73%	1.32%	1.81%

Net interest spread on a tax-equivalent basis and excluding valuations	3.91%	3.21%	3.84%	3.08%

Net interest margin on a tax-equivalent basis and excluding valuations	4.12%	3.50%	4.06%	3.37%

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

Derivative instruments, such as interest rate swaps, are subject to market risk. While the Corporation does have certain trading derivatives to facilitate customer transactions, the Corporation does not utilize derivative instruments for speculative purposes. As of June 30, 2013, most of the interest rate swaps outstanding are used for protection against rising interest rates, although not designated as hedges. Refer to Note 9 of the accompanying unaudited consolidated financial statements for further details concerning the notional amounts of derivative instruments and additional information. As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on net interest income. This will depend, for the most part, on the shape of the yield curve, the level of interest rates, as well as the expectations for rates in the future.

For the quarter and six-month period ended June 30, 2013, net interest income increased $18.2 million to $126.9 million, and $40.8 million to $251.4 million compared to the same periods in 2012. The increases were primarily driven by a reduction in the average cost of funds, an improved deposit mix, and interest income contributed by the credit cards portfolio acquired in late May 2012.

For the quarter and six-month period ended June 30, 2013, the net interest margin, excluding valuations, improved by 58 basis point to 4.02%, and 66 basis points to 3.98% compared to the same periods in the prior year. The improvements in the net interest margin were mainly derived from improved deposit pricing, an improved deposit mix, renewals of maturing brokered CD’s at lower current rates, and funding cost reductions resulting from maturities of high cost borrowings. The average cost of brokered CDs decreased by 79 basis points for both the second quarter and six-month period ended June 30, 2013 as compared to the same periods in 2012, and the average balance of brokered CDs for the quarter and six-month period ended June 30, 2013 decreased by $162.3 million and $181.0 million compared to the same periods in 2012. These reductions resulted in a decline of $7.3 million and $15.3 million in interest expense for the quarter and six-month period ended June 30, 2013, respectively, when compared to the same periods in 2012. Over the past 12 months, the Corporation repaid approximately $2.4 billion of maturing brokered CDs with an all-in-cost of 1.99% and issued $2.2 billion of new brokered CDs with an all-in-cost of 0.90%.

The Corporation also reduced the average cost of funds by lowering the rates paid on certain of its savings, interest-bearing checking accounts and retail CDs. For the quarter and six-month period ended June 30, 2013, the average rate paid on non-brokered deposits declined by 20 basis points to 0.93%, and 23 basis points to 0.96% compared to the same periods in 2012. These reductions resulted in a decrease of approximately $2.2 million and $5.5 million in interest expense for the quarter and six-month period ended June 30, 2013, respectively, compared to the same periods in 2012. The average balance of non-brokered deposits for the quarter and six-month period ended June 30, 2013 increased $187.8 million to $5.8 billion, and $193.6 million to $5.7 billion compared to the same periods in 2012. The Corporation’s strategic focus remains to grow non-brokered deposits and improve the overall funding mix. In addition, the Corporation benefited from the maturities of some high-cost borrowings, including maturities over the last 12 months of approximately $275 million of FHLB advances at an average cost of 4.01%. These were replaced by new FHLB advances of approximately $300 million at an average cost of 1.11% issued over the same period.

Also contributing to the improvement in net interest income and margin was the interest income generated by the credit card portfolio acquired in late May 2012, and an increase in the average volume of auto loans. For the quarter and six-month period ended June 30, 2013, the interest income of the credit card portfolio amounted to $15.7 million and $32.2 million, respectively, compared to interest income for one month in 2012 of $6.2 million. The interest income of credit cards includes the discount accretion recorded as an adjustment to the yield of the purchased portfolio of $2.3 million and $5.0 million for the quarter and six-month period ended June 30, 2013, respectively. This purchase increased the average volume of consumer loans by approximately $211.8 million and $282.2 million for the second quarter and six-month period ended June 30, 2013, respectively, compared to the same periods in 2012, and, coupled with the reduction in non-performing loans, was the main driver of the increase in the average yield on total loans. The average volume of auto loans for the quarter and six-month period ended June 30, 2013 increased $118.8 million, and $110.6 million compared to the same periods in 2012, respectively. Although partially offset by lower rates, the higher average volume of auto loans contributed to the $1.4 million and $2.5 million increase in interest income of auto loans for the second quarter and six-month period ended June 30, 2013 respectively, when compared to the same periods in 2012. These improvements in the consumer loan portfolio were partially offset by a decrease in the average volume of commercial and construction loans, driven by significant repayments of commercial credit facilities, foreclosures and charge-offs mostly in 2012, and the bulk sale of adversely classified loans completed in the first quarter of 2013. For the quarter and six-month period ended June 30, 2013, the average balance of total loans decreased $362.4 million to $9.8 billion, and $337.6 million to $9.9 billion compared to the same periods in 2012, respectively, while the interest yield on loans, excluding valuations, for the quarter and six-month period ended June 30, 2013 improved 40 basis points to 6.02%, and 47 basis to 5.99% compared to the same periods last year.

The Corporation also benefited from an increase in the average volume of investment securities. For the quarter and six-month period ended June 30, 2013, the average volume of investment securities and interest-bearing cash equivalents increased $318.5 million to $2.8 billion, and $298.4 million to $2.7 billion compared to the same periods in 2012. The higher volume contributed to increases of $2.1 million in interest income from investment securities for both the quarter and six-month period ended June 30, 2013. The increase in volume resulted mainly from the purchase, during 2013, of approximately $484 million of 15-20 Years U.S. Agency MBS with an average yield of 1.88%. During the second half of 2012 the Corporation reinvested maturing 2-5 Years matured U.S. Treasury securities into higher yielding U.S. agency MBS, and in the first half of 2013, the Corporation also deployed some of its cash balances, generating income between 0.25% and 0.35%, into highly liquid U.S. agency MBS.

On an adjusted tax-equivalent basis, net interest income for the quarter and six-month period ended June 30, 2013 increased $19.4 million to $129.2 million, and $41.7 million to $254.9 million compared to the same periods in 2012, respectively. The increases were mainly due to reductions in the overall cost of funding, improved loan yields, and a higher volume of investments securities as discussed above. The increase for the 2013 periods also includes an increase of $1.4 million for the quarter and $1.3 million for the six-months in the tax-equivalent adjustment compared to the same periods in 2012. The tax-equivalent adjustment increases interest income on tax-exempt securities and loans by an amount that makes tax-exempt income comparable, on a pre-tax basis, to the Corporation’s taxable income as previously stated. This increase was mainly related to changes in statutory tax rates.

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

For the second quarter and six-month period ended June 30, 2013, the Corporation recorded a provision for loan and lease losses of $87.5 million and $198.6 million, respectively, compared to $24.9 million and $61.1 million for the comparable periods in 2012. The increases in the provision were mainly related to the bulk sales of assets completed in 2013 that resulted in charges to the provision of $67.9 million and $126.8 million for the quarter and six-month period ended June 30, 2013, respectively. The increase for the six-month period also reflects a charge of $5.2 million to the provision related to the transfer of certain commercial loans to held for sale, during the first quarter of 2013, pursuant to executed purchase transactions.

Excluding the impact of the bulk sales of assets and the transfer of loans to held for sale, the provision for loan and lease losses for the second quarter and six-month period ended June 30, 2013 was $19.6 million and $66.6 million, respectively. The $5.3 million decrease for the second quarter of 2013, as compared to the same period in 2012, was mainly attributable to lower provision requirements for the Puerto Rico residential mortgage loans portfolio mainly due to lower charge-offs, an improved portfolio composition following the bulk sale of non-performing residential assets, the impact in the prior year of adjustments to loss factors that were reflective of market conditions, including assumptions regarding loss severities that took into consideration qualitative and quantitative factors such as loan resolution and liquidation strategies and average time for liquidation. In addition, there was a reduction in the general reserve allocated to the Florida construction loan portfolio. The $5.5 million increase for the six-month period ended June 30, 2013, compared to the same period in 2012, was mainly related to the increase in the provision for the credit card portfolio as well as provision requirements for three large commercial relationships that migrated into non-performing and adversely classified categories during the first quarter of 2013. Partially offsetting the increases in the provision for the first half of 2013 were reduced charges to specific reserves on a lower level of impaired loans and overall improvements in historical loss rates used to determined general reserves.

The bulk sale of approximately $217.7 million of adversely classified and non-performing assets in the first quarter of 2013, mainly commercial loans, resulted in charge-offs of approximately $98.5 million. In determining the historical loss rate for the computation of the general reserve for commercial loans, the Corporation includes the portion of these charge-offs that were related to the acceleration of previously reserved credit losses amounting to approximately $39.9 million. The Corporation considered that the portion not deemed credit-related losses was not indicative of the ultimate losses that may have occurred had the assets been resolved on an individual basis, over time and not on a steeply discounted bulk sale. A transaction, such as this one, entered into to expedite the reduction of non-performing and adversely classified asset, can result in charge-offs that are not reflective of true credit related charge-offs history since there is a component related to the discounted value realized on a bulk sale basis. Accordingly, the Corporation concluded it is reasonable to exclude the component related to the discounted value from its historical charge-offs analysis used in estimating its allowance for loan losses.

In terms of geography and categories, in Puerto Rico, the Corporation recorded a provision of $87.3 million and $192.2 million for the quarter and six-month period ended June 30, 2013, respectively, compared to $27.0 million and $62.2 million for the comparable periods in 2012. Excluding the impact of the bulk sales of assets and the transfer of loan to held for sale, the provision for loan and lease losses in Puerto Rico for the second quarter and six-month period ended June 30, 2013 decreased $2.4 million to $24.6 million, and increased $9.4 million to $71.6 million, compared to the same periods in 2012, respectively. The decrease for the second quarter ended June 30, 2013 was mainly driven by a decrease of $9.9 million in the provision for the residential mortgage loan portfolio, mainly due to lower charge-offs, improved credit quality after the bulk sale of non-performing residential mortgages during the second quarter of 2013, and the impact in the prior year of adjustments to loss factors reflective of market conditions, including assumptions regarding loss severities that took into consideration qualitative and quantitative factors such as loan resolution and liquidation strategies and average time for liquidation. This decrease, together with a decrease of $2.7 million in the provision for the construction loan portfolio, driven in part by lower charges to specific reserves on a reduced level of impaired loans, was partially offset by an increase of $6.9 million in the provision for consumer loans, mainly related to the provision recorded for the credit card portfolio acquired in late May 2012 and an increase of $3.3 million in the provision for commercial and industrial and commercial mortgage loans. The increase for the six-month period ended June 30, 2013, compared to the same period in 2012, was mainly due to an increase of $12.7 million in the provision for consumer loans, primarily reflecting the provision for the credit card portfolio acquired in late May 2012, and an increase of $3.9 million in the provision for commercial loans mainly due to the provisions requirements for three large commercial relationships that migrated into non-performing and adversely classified categories during the first quarter of 2013. These increases were partially offset by a reduction of $7.2 million in the provision for residential mortgage loans primarily due to the aforementioned reasons, reflecting lower charge-offs and improved credit quality after the bulk sale of non-performing residential assets.

With respect to the portfolio in the United States, the Corporation recorded a reserve release of $3.9 million and $2.4 million for the second quarter and six-month period ended June 30, 2013, respectively, compared to a reserve release of $0.5 million and $5.4 million for the comparable periods in 2012, respectively. The higher reserve release for the second quarter of 2013, when compared to the same period in 2012, was mainly attributable to a reduction in the general reserves allocated to the construction loan portfolio resulting from lower inherent losses driven by improvements noted in Florida commercial property values. The lower reserve release for the six-month period ended June 30, 2013 as compared to the same period in 2012, was mainly due to a $3.3 million reserve release recorded in the second quarter of 2012 related to a $5.3 million residential mortgage loan paid-in full.

The Virgin Islands region recorded a provision for loan and lease losses of $4.1 million and $8.8 million for the second quarter and six-month period ended June 30, 2013, respectively, compared to a $1.6 million reserve release for the second quarter of 2012 and a provision of $4.2 million for the first six months of 2012. The increases in the provision for the second quarter and first half of 2013 was mainly due to the impact of the bulk sale of non-performing residential assets and the transfer of loans to held for sale. The provision for the second quarter and six-month period ended June 30, 2013 includes charges of $5.2 million and $11.5 million, respectively, related to the bulk sales of non-performing residential assets completed in the second quarter and the transfer of a loan relationship to held for sale during the first quarter. The Corporation expects to complete the sale of this loan relationship during the second half of 2013.

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

Non-Interest (Loss) Income

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Service charges on deposit accounts	$3,098	$3,240	$6,478	$6,487
Mortgage banking activities	4,823	4,057	9,403	8,532
Insurance income	1,508	1,312	3,528	2,792
Broker-dealer income	—	1,347	—	2,610
Other operating income	4,876	6,700	14,180	12,153

Non-interest income before net loss on investments, equity in earnings (losses) of unconsolidated entities, and write-off of collateral pledge to Lehman	14,305	16,656	33,589	32,574

Proceeds from securities litigation settlement and other proceeds	—	—	—	26
OTTI on equity securities	(42)	—	(42)	—
OTTI on debt securities	—	(143)	(117)	(1,376)

Net loss on investments	(42)	(143)	(159)	(1,350)

Impairment—collateral pledged to Lehman	(66,574)	—	(66,574)	—
Equity in earnings (losses) of unconsolidated entities	648	(2,491)	(4,890)	(8,727)

Total	$(51,663)	$14,022	$(38,034)	$22,497

Non-interest income primarily consists of other service charges on deposit accounts; commissions derived from various banking, securities and insurance activities; gains and losses on mortgage banking activities; interchange and other fees related to debit and credit cards; equity in earnings (losses) of unconsolidated entities; and net gains and losses on investments and impairments.

Service charges on deposit accounts include monthly fees and other fees on deposit accounts.

Income from mortgage banking activities includes gains on sales and securitization of loans and revenues earned for administering residential mortgage loans originated by the Corporation and subsequently sold with servicing retained, and realized and unrealized gains and losses on forward contract used to hedge the Corporation’s securitization pipeline. In addition, lower-of-cost-or-market valuation adjustments to the Corporation’s residential mortgage loans held for sale portfolio and servicing rights portfolio, if any, are recorded as part of mortgage banking activities.

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

Equity in earnings (losses) of unconsolidated entities relates to FirstBank’s investment in CPG/GS, the entity that purchased $269 million of loans from FirstBank during the first quarter of 2011. The Bank holds a 35% subordinated ownership interest in CPG/GS. The majority owner of CPG/GS is entitled to recover its initial investment and a priority return of 12% prior to any return paid to the Bank. Accordingly, the Bank’s investment of $19.1 million in CPG/GS is at risk. Refer to Note 12 of the Corporation’s unaudited financial statements for the quarter ended June 30, 2013 for additional information about the Bank’s investment in CPG/GS.

Non-interest loss for the second quarter of 2013 amounted to $51.7 million, compared to non-interest income of $14.0 million for the second quarter of 2012. The decrease was mainly related to the $66.6 million write-off of the collateral pledged to Lehman. Adjusted non-interest income, excluding the Lehman collateral write-off, increased $0.9 million compared to the second quarter of 2012 primarily due to the following:

•

A $3.1 million positive variance in equity in earnings (losses) of unconsolidated entities, as the Corporation recorded equity in earnings of $0.6 million for the second quarter of 2013 compared to a loss of $2.5 million for the second quarter of 2012. This adjustment is related to the Bank’s investment in CPG/GS. This investment is accounted under the equity method following the hypothetical liquidation book value (“HLBV”) method to determine the Bank’s share in CPG/GS earnings or losses. Under the HLBV method, the Bank determines its share of CPG/GS earnings or losses by determining the difference between its claim on CPG/GS book value at the end of the period as compared to the beginning of the period. The positive variance results from changes in the fair value of loans receivable held by CPG/GS where fair value is determined on a discounted cash flow basis. At valuation dates, key inputs and assumptions are updated to reflect changes in the market, the performance of the underlying assets, and expectations of a market participant.

•

A $0.8 million increase in revenues from the mortgage banking business mainly related to: (i) a $1.1 million increase in realized gains on sales of GNMA MBS and forward contracts used by the Corporation to hedge its securitization pipeline, (ii) a $0.7 million increase in servicing fees commensurate with the increase in the servicing portfolio, (iii) an increase of $0.4 million in the amount of new servicing assets, as compared to the same quarter last year, and (iv) a $0.3 million decrease in the valuation allowance related to servicing assets, due to improvements in the fair value. These variances were partially offset by a charge of $1.8 million related to a lower of cost or market valuation adjustment on residential mortgage loans held for sale, net of the unrealized gain on forward contracts that hedge part of the residential mortgage loans held for sale portfolio.

•	A $0.3 million increase attributable to interchange and other fees related to the credit card portfolio acquired in late May 2012, recorded as part of “Other operating income” in the table above.

Partially offsetting these increases was a $3.4 million loss related to the restructuring of a commercial mortgage loan held for sale in which the Corporation received foreclosed real estate in partial satisfaction of a debt arrangement and modified the terms of the remaining balance. This loss is included as part of “Other operating income” in the table above.

Non-interest loss for the first half of 2013 amounted to $38.0 million, including the $66.6 million write-off of the collateral pledged to Lehman, compared to non-interest income of $22.5 million for the same period in 2012. Adjusted non-interest income, excluding the Lehman collateral write-off, increased $6.0 million for the first half of 2013 compared to the same period in 2012 primarily due to:

•	A $3.8 million decrease in equity in losses from unconsolidated entities.

•	A $2.7 million increase attributable to interchange and other fees related to the credit cards portfolio acquired in May 2012.

•

A $1.2 million decrease in OTTI charges on debt and equity securities. The OTTI charge for both periods is mainly related to credit losses associated with private label mortgage backed securities held by the Corporation with an amortized cost of $62.4 million as of June 30, 2013.

•

A $0.9 million increase in revenues from the mortgage banking business mainly related to: (i) a $1.4 million increase in realized gains on sales of GNMA MBS and forward contracts used by the Corporation to hedge its securitization pipeline, (ii) a $0.9 million increase in servicing fees commensurate with the increase in the servicing portfolio, (iii) an increase of $0.7 million in the amount of new servicing assets, as compared to the same period last year, and (iv) a $0.6 million decrease in the valuation allowance related to servicing assets due to improvements in the fair value. These variances were partially offset by: (i) a charge of $1.8 million related to a lower of cost or market valuation adjustment on residential mortgage loans held for sale, net of the unrealized gain on forward contracts that hedge part of the residential mortgage loans held for sale portfolio, and (ii) a decrease of $0.6 million in realized gains on sales of mortgage loans in the secondary market to FNMA and FHLMC mainly due to lower profit margins.

•	A $0.7 million increase in income from the insurance agency activities mainly related to a higher volume.

Partially offsetting these increases was the aforementioned $3.4 million loss related to the restructuring of a commercial mortgage loan held for sale in the second quarter of 2013, and in which the Corporation received foreclosed real estate in partial satisfaction of a debt arrangement and modified the terms of the remaining balance.

Non-Interest Expenses

The following table presents the detail of non-interest expenses for the periods indicated:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Employees’ compensation and benefits	$33,116	$31,101	$66,670	$62,712
Occupancy and equipment	14,946	15,181	30,016	30,857
Insurance and supervisory fees	12,699	13,302	25,505	26,310
Taxes, other than income taxes	6,239	3,435	9,228	6,851
Professional fees :
Collections, appraisals and other credit related fees	2,520	1,802	4,444	3,420
Outsourcing technology services	4,258	944	5,604	2,079
Bulk sales professional fees	3,060	—	6,938	—
Terminated preferred stock professional fees	115	—	1,196	—
Other professional fees	3,782	3,484	6,685	6,800
Credit and debit card processing expenses	2,281	811	5,358	942
Business promotion	3,831	3,475	7,188	6,022
Communications	1,885	1,758	3,699	3,479
Net loss on OREO and OREO operations	14,829	6,786	22,139	10,229
Other	7,762	4,863	14,663	12,434

	$111,323	$86,942	$209,333	$172,135

Non-interest expenses increased by $24.4 million to $111.3 million for the second quarter of 2013 compared to $86.9 million for the second quarter of 2012. The increase was principally attributable to:

•

An $8.0 million increase in the net loss on OREO operations mainly related to a $1.9 million loss on the sale of certain OREO properties as part of the bulk sale of non-performing residential assets and $5.3 million in write-downs to the value of certain commercial OREO properties in the Virgin Islands. These commercial OREO properties that were written-off had a book value of $14.3 million as of June 30, 2013 and constituted almost the entire inventory of the Corporation’s OREO properties in the Virgin Islands region.

•	Professional fees of $3.1 million specifically related to the bulk sale of non-performing residential assets completed in the second quarter of 2013.

•

A $3.3 million increase in fees for professional services related to the outsourcing of technology services, mainly due to services provided by FIS under a multi-year technology outsourcing agreement executed by the Corporation at the beginning of the quarter. The Bank’s information technology (“IT”) operations were outsourced effective April 1, 2013. Under the multi-year agreement the IT provider, FIS, assumed full operational responsibility for the Bank’s IT operations and staff and the alliance is expected to result in lower operating costs and greater operational efficiencies in future periods. The increases in professional fees attributed to this agreement were partially offset by savings in employees’ compensation and benefits expense related to employees transferred to the IT service provider and savings in software maintenance costs.

•	A $0.7 million increase in attorney collection fees and mortgage appraisal services, included as part of collections, appraisals and other credit related professional fees in the table above.

•

A $2.8 million increase in taxes, other than income taxes, driven by a $3.2 million charge related to the new Puerto Rico national gross receipts tax ($1.7 million corresponding to the first quarter upon recorded in the second quarter of 2013 upon the enactment of the tax law retroactive to January 1, 2013).

•	A $1.5 million increase in credit and debit card processing fees, driven by servicing and other fees related to the credit card portfolio acquired in May 2012.

•

A $2.0 million increase in employee compensation and benefits due to, among other things, the filling of vacant positions, including several managerial and supervisory positions, certain non-periodic expenses such as lump sum and severance payments, and higher incentive and stock-based compensation expenses. These increases were partially offset by savings of approximately $1.7 million related to employees transferred to FIS.

•	A $0.8 million increase in the amortization expense of the purchased credit card relationship intangible, included as part of “Other” in the table above.

Non-interest expenses increased $37.2 million for the first half of 2013, compared to the first half of 2012, primarily due to:

•

A $11.9 million increase in the net loss on OREO operations mainly related to higher write-downs of the value of OREO properties, including the aforementioned write-offs of $5.3 million on commercial properties in the Virgin Islands, and the aforementioned $1.9 million loss on the sale of certain OREO properties as part of the bulk sale of non-performing residential assets. In addition, the variance reflects the loss of $0.7 million recorded in the first quarter of 2013 related to the sale of OREO properties to another company and the impact in the prior year of gains of $1.3 million on the sale of certain commercial OREO properties.

•

Professional fees of $6.9 million specifically related to the bulk sales of assets completed during the first and second quarter of 2013 and $1.2 million related to expenses associated to a terminated preferred stock exchange offer.

•	A $3.5 million increase in fees for professional services related to the outsourcing of technology services, mainly due to services provided by FIS, as explained above.

•	A $1.0 million increase in attorney collection fees and mortgage appraisal services, included as part of collections, appraisals and other credit related professional fees in the table above.

•	A $4.4 million increase in credit and debit card processing fees, driven by servicing and other fees related to the credit card portfolio acquired in May 2012.

•	A $2.4 million increase in taxes, other than income taxes, driven by the aforementioned $3.2 million charge related to the new Puerto Rico national gross receipts tax

•	A $1.2 million increase in business promotion expenses mainly due to accrued expenses related to the credit card portfolio rewards program.

•

A $4.0 million increase in employee compensation and benefits due to the filling of vacant positions, including several managerial and supervisory positions, certain non-periodic expenses such as lump sum and severance payments, salary merit increase and higher incentive and stock-based compensation expenses. These increases were partially offset by savings related to employees transferred to FIS, as described above.

•	A $1.8 million increase in the amortization expense of the purchase credit card relationship intangible, included as part of “Other” in the table above.

These increases were partially offset by a $1.0 million decrease in the deposit insurance premium. This charge is included as part of “Insurance and Supervisory fees” in the table above.

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

On June 30, 2013, the Puerto Rico Government approved Act No. 40 (“Act 40”), known as the “Tax Burden Adjustment and Redistribution Act,” which amended the Puerto Rico Internal Revenue Code of 2011 (the “2011 PR Code”), and Act No. 46 (“Act 46”), which brings changes to the sales and use tax regime. The main provisions of Act 40 that impact financial institutions include:

•

A new national gross receipts tax that in the case of financial institutions is 1% of gross income which is not deductible for purposes of computing net taxable income and is not part of the alternative minimum tax (“AMT”). This provision is retroactive to January 1, 2013. As a result, an expense of $3.2 million was recorded in the second quarter of 2013 related to the national gross receipts tax which reflects 6 months of expenses. The impact of the gross national receipts tax corresponding to the first quarter of 2013 amounted to $1.7 million. This expense is included as part of “Taxes, other than income taxes” in the Consolidated Statement of (Loss) Income. Subject to certain limitations, a financial institution will be able to claim a credit of 0.5% of its gross income against its regular income tax or the alternative minimum tax. A $1.6 million benefit related to this credit was recorded as a reduction to the provision for income taxes in the second quarter.

•

A decrease in the deduction available to corporations for the computation of the additional surtax from $750,000 to $25,000 and a change in the surtax rate to rates that range from 5% to 19%, resulting in an increase in the maximum statutory tax rate from 30% to 39%. This provision is also retroactive to January 1, 2013. The effect on operating results in the second quarter of 2013 related to these changes was a net benefit of approximately $0.5 million, mainly due to the increase in the deferred tax asset of profitable subsidiaries. The deferred tax valuation allowance increased to $523.4 million as of June 30, 2013 from $384.4 million at March 31, 2013 as a result of changes in tax rates and operating results for the second quarter.

•

A higher AMT rate (30% of the alternative minimum net income, as compared to 20% previously) and various parallel computations required to be made before determining whether an AMT liability exists. This change did not have an impact on the Corporation’s provision for income taxes recorded in the second quarter of 2013.

•

The Net Operating Loss (“NOL”) carryover period increased from 10 years to 12 years for losses incurred in taxable years that commenced after December 31, 2004 and ended before January 1, 2013. The carryover period for NOL incurred during taxable years commencing after December 31, 2012 will be 10 years. The NOL deduction is now limited to 90% of taxable income for regular income tax purpose and 80% for AMT purposes.

Significant changes to the sales and use tax regime include adjustments to the Business to Business exclusion. The business to business exclusion applicable to services rendered from one registered business to another registered business remains in effect, except for certain services, which will be taxable including, among others, service charges imposed by financial institutions to other businesses (commercial clients), collection services, repairs and maintenance services of real and personal property, and computer programming including modifications to previously designed systems. The sales and use tax provisions were effective beginning on July 1, 2013.

Under the Puerto Rico Internal Revenue Code, the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns and, thus, the Corporation is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss, a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable carry forward period. The 2011 PR Code provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations. Dividend payments from a U.S. subsidiary to the Corporation are subject to a 10% withholding tax based on the provisions of the U.S. Internal Revenue Code.

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

For the quarter and six-month period ended June 30, 2013, the Corporation recorded an income tax benefit of $1.0 million and an income tax expense of $0.6 million compared to an income tax expense of $1.5 million and $3.7 million for the same periods in 2012. The decrease mainly reflects the impact of the amendments to the 2011 PR Code enacted on June 30, 2013, primarily the $1.6 million benefit related to the credit that the Corporation will be able to claim against its regular income tax or the alternative minimum tax (50% of the national gross receipts tax assessed), and the net benefit of $0.5 million related to the increase in the deferred tax asset of profitable subsidiaries due to changes in statutory tax rates. The income tax in the interim financial statements is calculated based on the income of the individual subsidiaries and the currently valid tax rates as a best possible estimate. As of June 30, 2013, the deferred tax asset, net of a valuation allowance of $523.4 million, amounted to $6.6 million compared to $4.9 million as of December 31, 2012. The increase in the deferred tax asset valuation allowance to $523.4 million as of June 30, 2013 from $359.9 million as of December 31, 2012 was mainly due to the increase in statutory tax rates and operating results for the first half of 2013.

Accounting for income taxes requires that companies assess whether a valuation allowance should be recorded against their deferred tax asset based on an assessment of the amount of the deferred tax asset that is “more likely than not” to be realized. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. In making such assessment, significant weight is given to evidence that can be objectively verified, including both positive and negative evidence. Consideration must be given to all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of the reversal of temporary differences and carryforwards, taxable income in carryback years and tax planning strategies. In estimating taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance, and recognizes tax benefits only when deemed probable of realization.

In assessing the weight of positive and negative evidence, a significant negative factor that resulted in the maintenance of the valuation allowance was that the Corporation’s banking subsidiary, FirstBank Puerto Rico, was in a three-year historical cumulative loss position as of June 30, 2013, mainly due to significant charges to the provision for loan and lease losses in prior years as a result of the economic downturn, and the bulk sales of assets completed in 2013. As of June 30, 2013, the Corporation had a gross deferred tax asset of $542.5 million, including $376.9 million associated with net operating losses (“NOLs”). The Bank incurred all of the NOLs on or after 2009. As mentioned before, the Corporation maintained a valuation allowance of $523.4 million as of June 30, 2013 against the deferred tax asset. As of June 30, 2013, management concluded that $6.6 million of the deferred tax asset will be realized as it relate to profitable subsidiaries and to amounts that can be realized through future reversals of existing taxable temporary differences. To the extent the realization of a portion, or all, of the tax asset becomes “more likely than not” based on changes in circumstances (such as, improved earnings, changes in tax laws or other relevant changes), a reversal of that portion of the deferred tax asset valuation allowance will then be recorded.

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

During the third quarter of 2011, the Corporation recorded UTBs of $2.4 million, all of which would, if recognized, affect the Corporation’s effective tax rate. The Corporation classified all interest and penalties, if any, related to tax uncertainties as income tax expense. As of June 30, 2013, the Corporation’s accrued interest that relates to tax uncertainties amounted to $1.2 million and there is no need to accrue for the payment of penalties. For the quarter and six-month period ended June 30, 2013, the total amount of interest recognized by the Corporation as part of income tax expense related to tax uncertainties was $59,000 and $0.1 million, respectively. During the first half of 2013, there was no change to the UTB of $2.4 million. The amount of UTBs may increase or decrease for various reasons, including changes in the amounts for current tax year positions, the expiration of open income tax returns due to the expiration of statutes of limitations, changes in management’s judgment about the level of uncertainty, the status of examinations, litigation and legislative activity, and the addition, or elimination of uncertain tax positions. The years 2007 through 2009 have been examined by the United States Internal Revenue Service (“IRS”) and disputed issues have been taken to administrative appeals. During the second quarter of 2013, the IRS administrative appeals office requested an extension to the statutes of limitations on assessments with respect to this mater, which the Corporation agreed to. Although the timing of the resolution and/or closure of audits is highly uncertain, the Corporation believes it is reasonably possible that the IRS will conclude the audit of years 2007 through 2009 within the next 12 months. If any issues addressed in the IRS audit are resolved in a manner not consistent with the Corporation’s expectations, the Corporation could be required to adjust its provision for income taxes in the period such resolution occurs. The Corporation currently cannot reasonably estimate a range of possible changes to existing reserves.

The Corporation’s liability for income taxes includes its liability for UTBs, and interest that relates to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the 2011 PR Code is 4 years; the statute of limitations for the Virgin Islands and for U.S. income tax purposes is 3 years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For Puerto Rico and Virgin Islands income tax purposes, all tax years subsequent to 2009 and 2010, respectively, remain open to examination. Tax year 2010 is currently under examination by the Puerto Rico Department of Treasury. The examination is at a preliminary stage. Taxable years from 2007 remain open to examination for U.S. income tax purpose.

FINANCIAL CONDITION AND OPERATING DATA ANALYSIS

Assets

Total assets were approximately $12.8 billion as of June 30, 2013, down $296.6 million from December 31, 2012. Total loans, net of the allowance for loan and lease losses, decreased by $321.8 million, led by the two bulk sales of assets completed during the first half of 2013, and the individual sale of a non-performing commercial mortgage loan with a book value of $40.8 million. Cash and cash equivalents decreased by $111.9 million and total investment securities increased by $253.3 million mainly due to purchases of approximately $484.4 million of 15-20 Years U.S. agency MBS.

Loan Portfolio

The following table presents the composition of the Corporation’s loan portfolio, including loans held for sale, as of the dates indicated:

(In thousands)	June 30, 2013	December 31, 2012
Residential mortgage loans	$2,511,206	2,747,217

Commercial loans:
Commercial mortgage loans (1)	1,916,509	1,883,798
Construction loans (1)	194,912	361,875
Commercial and Industrial loans (1) (2)	2,527,431	2,793,157
Loans to a local financial institution collateralized by real estate mortgages	248,360	255,390

Total commercial loans	4,887,212	5,294,220

Finance leases	241,675	236,926
Consumer loans	1,805,693	1,775,751

Total loans held for investment	9,445,786	10,054,114
Less:
Allowance for loan and lease losses	(301,047)	(435,414)

Total loans held for investment, net	$9,144,739	$9,618,700
Loans held for sale	237,583	85,394

Total loans, net	$9,382,322	$9,704,094

(1)	During the second quarter of 2013, after a comprehensive review of substantially all of the loans in our commercial portfolios, the classification of certain loans was revised to more accurately depict the nature of the underlying loans. This reclassification resulted in a net increase of $269.0 million in commercial mortgage loans, since the principal source of repayment for such loans is derived primarily from the operation of the underlying real estate, with a corresponding decrease of $246.8 million in commercial and industrial loans and a $22.2 million decrease in construction loans. The Corporation evaluated the impact of this reclassification on the provision for loan losses and determined that the effect of this adjustment was not material to any previously reported results.
(2)	As of June 30, 2013, includes $1.2 billion of commercial loans that are secured by real estate (owner-occupied commercial loans secured by real estate) but are not dependent upon the real estate for repayment.

As of June 30, 2013, the Corporation’s total loans, net of allowance, decreased by $321.8 million, when compared with the balance as of December 31, 2012. The major reductions were mainly the result of the two bulk sales of assets. The first bulk sale, which took place during the first quarter of 2013, was mainly composed of adversely classified and non-performing loans with a book value of $211.4 million ($100.1 million of C&I loans, $68.8 million of commercial mortgage loans, $41.3 million of construction loans, and $1.2 million of residential mortgage loans). The second bulk sale, which took place during the second quarter of 2013, was mainly composed of non performing residential mortgage loans with a book value of $203.8 million.

Of the total gross loan portfolio of $9.7 billion as of June 30, 2013, approximately 85% have credit risk concentration in Puerto Rico, 8% in the United States (mainly in the state of Florida) and 7% in the Virgin Islands, as shown in the following table:

As of June 30, 2013	Puerto Rico	Virgin Islands	United States	Total
	(In thousands)
Residential mortgage loans	$1,867,053	$369,073	$275,080	$2,511,206

Commercial mortgage loans	1,520,172	74,430	321,907	1,916,509
Construction loans	128,631	38,933	27,348	194,912
Commercial and Industrial loans	2,305,824	98,937	122,670	2,527,431
Loans to a local financial institution collateralized by real estate mortgages	248,360	—	—	248,360

Total commercial loans	4,202,987	212,300	471,925	4,887,212
Finance leases	241,675	—	—	241,675
Consumer loans	1,725,026	50,071	30,596	1,805,693

Total loans held for investment, gross	$8,036,741	$631,444	$777,601	$9,445,786
Allowance for loans and lease losses	(247,005)	(14,651)	(39,391)	(301,047)

Total loans held for investment, net	7,789,736	616,793	738,210	9,144,739
Loans held for sale	186,097	42,513	8,973	237,583

Total loans	$7,975,833	$659,306	$747,183	$9,382,322

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

The following table details First BanCorp’s loan production, including purchases, refinancings, and draws from existing revolving and non-revolving commitments for the periods indicated:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Residential real estate	$262,472	$193,551	$492,189	$355,402
C&I and commercial mortgage	431,527	390,829	696,655	627,808
Construction	14,522	16,295	42,897	26,384
Finance leases	27,118	25,044	52,267	47,403
Consumer	280,706	212,012	534,550	350,008

Total loan production	$1,016,345	$837,731	$1,818,558	$1,407,005

The Corporation is experiencing continued loan demand and has continued its targeted origination strategies. During the second quarter and first half of 2013 total loan originations, including purchases, refinancings and draws from existing revolving and non-revolving commitments, amounted to approximately $1.0 billion and $1.8 billion, respectively, compared to $837.7 million and $1.4 billion, respectively, for the comparable periods in 2012. The increase for the second quarter and first half of 2013, compared to the same periods in 2012, was mainly related to an increase in C&I loan originations as well as increases in residential and consumer loan originations. For the quarter and six-month period ended June 30, 2013, government loan originations increased $31.8 million to $115.8 million, and $20.5 million to $167.9 million compared to the same periods in 2012. For the quarter and six-month period ended June 30, 2013, commercial loan originations (excluding government loans) increased $8.9 million to $315.8 million, and $48.3 million to $528.7 million compared to the same periods in 2012. The increase in commercial loan originations was mainly related to new originations with individual amounts in excess of $1 million primarily in the Florida region. For the quarter and six-month period ended June 30, 2013, residential mortgage loan originations and purchases increased $68.9 million to $262.5 million, and $136.8 million to $492.2 million compared to the same periods in 2012. For the quarter and six-month period ended June 30, 2013, auto loan originations (including finance leases) increased $11.0 million to $157.1 million, and $40.3 million to $303.2 million compared to the same periods in 2012. For the quarter and six-month period ended June 30, 2013, the utilization activity on outstanding credit cards amounted to $91.6 million and $178.5 million, respectively. For the quarter and six-month period ended June 30, 2013, other consumer loan originations (mainly personal loans) increased $2.3 million to $59.1 million, and $4.8 million to $105.1 million compared to the same periods in 2012. Loan production statistics for 2012 exclude the purchase of the $406 million credit cards portfolio acquired in late May 2012.

Residential Real Estate Loans

As of June 30, 2013, the Corporation’s residential real estate loan portfolio held for investment decreased by $236.0 million as compared to the balance as of December 31, 2012, mainly reflecting the bulk sale of non-performing residential loans with a book value of $203.7 million completed in the second quarter of 2013, foreclosures of $27.5 million, charge-offs and principal repayments. Such decrease was partially offset by loan originations retained in the portfolio during the period. The majority of the Corporation’s outstanding balance of residential mortgage loans consists of fixed-rate, fully amortizing, full documentation loans. In accordance with the Corporation’s underwriting guidelines, residential real estate loans are mostly fully documented loans, and the Corporation is not actively involved in the origination of negative amortization loans, or adjustable-rate mortgage loans. Refer to the “Contractual Obligations and Commitments” discussion below for additional information about outstanding commitments to sell mortgage loans.

Commercial and Construction Loans

As of June 30, 2013, the Corporation’s commercial and construction loan portfolio held for investment decreased by $407.0 million, as compared to the balance as of December 31, 2012. The reduction primarily reflects the impact of adversely classified commercial loans included in the bulk sale of adversely classified and non-performing assets with a book value of $210.2 million ($100.1 million of C&I loans, $68.8 million of commercial mortgage loans, and $41.3 million of construction loans), the transfer of $181.6 million of non-performing loans to held for sale, of which $40.8 million was sold during the second quarter of 2013, and to a lesser extent, charge-offs recorded during the first half of 2013, including a $25.4 million charge-off related to a single commercial relationship restructured in the first quarter of 2013 into a split Note A/B. The Corporation’s commercial loans are primarily variable- and adjustable-rate loans.

As of June 30, 2013, the Corporation had $250.4 million outstanding in credit facilities granted to the Puerto Rico government and/or its political subdivisions, up from $158.4 million as of December 31, 2012, and $38.6 million granted to the government of the Virgin Islands, up from $35.5 million as of December 31, 2012. A substantial portion of these credit facilities consists of loans to municipalities in Puerto Rico for which the good faith, credit, and unlimited taxing power of the applicable municipality has been pledged to their repayment. Another portion of these obligations consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power and water utilities. Public corporations have varying degrees of independence from the central government and many receive appropriations or other payments from it.

In addition to loans extended to government entities, the largest loan to one borrower as of June 30, 2013 in the amount of $248.4 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual real-estate loans, mostly 1-4 single family residential mortgage loans in Puerto Rico. This loan is subject to collateral substitution that requires the borrower to substitute defaulted mortgages. As of June 30, 2013 this loan is current.

Construction loans originations decreased by $1.8 million to $14.5 million for the second quarter of 2013, compared to the same period in 2012, and increased by $16.5 million to $42.9 million for the six-month period ended June 30, 2013, compared to the same period in 2012. The Corporation has significantly reduced its exposure to construction loans in its Florida operations and construction loan originations in Puerto Rico are mainly draws from existing commitments.

The decrease in the construction loan portfolio held for investment was driven by the inclusion of construction loans having a book value of $41.3 million in the bulk sale of adversely classified and non-performing assets completed during the first quarter of 2013 and the transfer of construction loans to held for sale of $78.4 million.

The composition of the Corporation’s construction loan portfolio held for investment as of June 30, 2013 by category and geographic location is as follows:

As of June 30, 2013	Puerto Rico	Virgin Islands	United States	Total
	(In thousands)
Loans for residential housing projects:
Mid-rise(1)	$23,076	$4,812	$37	$27,925
Single-family, detached	21,866	—	3,854	25,720

Total for residential housing projects	44,942	4,812	3,891	53,645

Construction loans to individuals secured by residential properties	5,805	3,345	—	9,150
Loans for commercial projects	40,347	4,005	—	44,352
Bridge loans—residential	262	—	—	262
Bridge loans—commercial	—	13,575	—	13,575
Land loans—residential	27,868	10,477	17,230	55,575
Land loans—commercial	9,241	1,870	6,227	17,338
Working capital	—	1,041	—	1,041

Total before net deferred fees and allowance for loan losses	$128,465	$39,125	$27,348	$194,938
Net deferred fees	166	(192)	—	(26)

Total construction loan portfolio, gross	128,631	38,933	27,348	194,912
Allowance for loan losses	(16,369)	(7,286)	(11,073)	(34,728)

Total construction loan portfolio, net	$112,262	$31,647	$16,275	$160,184

(1)	Mid-rise relates to buildings of up to 7 stories.

The following table presents further information on the Corporation’s construction portfolio as of and for the six-month period ended June 30, 2013:

(In thousands)
Total undisbursed funds under existing commitments	$65,232

Construction loans held for investment in non-accrual status	$68,204

Construction loans held for sale in non-accrual status	$56,934

Net charge offs—Construction loans (1)	$40,883

Allowance for loan losses—Construction loans	$34,728

Non-performing construction loans to total construction loans, including held for sale	49.69%

Allowance for loan losses—construction loans to total construction loans held for investments	17.82%

Net charge-offs (annualized) to total average construction loans (2)	26.33%

(1)	Includes net charge-offs of $34.2 million related to the bulk sales of assets and the transfer of loans to held for sale.
(2)	The ratio of construction loans net charge-offs to average loans, excluding charge-offs associated with the bulk sales of assets and the transfer of loans to held for sale, was 5.34%.

The following summarizes the construction loans for residential housing projects in Puerto Rico segregated by the estimated selling price of the units:

(In Thousands)
Under $300k	$16,935
$300k - $600k	—
Over $600k(1)	28,007

$44,942

(1)	Mainly composed of four residential housing projects in Puerto Rico.

Consumer Loans and Finance Leases

As of June 30, 2013, the Corporation’s consumer loan and finance lease portfolio increased by $34.7 million, as compared to the portfolio balance as of December 31, 2012. This is mainly the result of loan originations activity during the first half of 2013, mainly driven by auto loans originations, partially offset by charge-offs and repayments.

Investment Activities

As part of its strategy to diversify its revenue sources and maximize its net interest income, First BanCorp. maintains an investment portfolio that is classified as available for sale. The Corporation’s total investment securities portfolio as of June 30, 2013 amounted to $2.0 billion, an increase of $253.3 million from December 31, 2012, mainly due to an increase of approximately $251.3 million in mortgage backed securities resulting from purchases in the first half of 2013 of approximately $484 million of 15-20 Years U.S. Agency MBS with an average yield of 1.88%. The Corporation deployed some of its cash balances, generating income between 0.25% and 0.35%, into highly liquid securities with a higher yield.

Approximately 94% of the Corporation’s available-for-sale securities portfolio is invested in U.S. Government and Agency debentures and fixed-rate U.S. government sponsored-agency MBS (mainly GNMA, FNMA and FHLMC fixed-rate securities). The Corporation’s investment in equity securities classified as available for sale is minimal, approximately $35,000, which consists of common stock of another financial institution in Puerto Rico. As of June 30, 2013, the Corporation held approximately $67.4 million of Puerto Rico government obligations. The Commonwealth of Puerto Rico credit rating was downgraded by Moody’s Investor Service (“Moody’s”) in December 2012 to Baa3 with a negative outlook, with various factors noted, including the lack of clear growth catalysts, the fiscal budget deficits, and financial condition of the public sector employee pension plans, which are significantly underfunded. In addition, in March 2013, Standard & Poor’s (“S&P”) downgraded the Commonwealth of Puerto Rico rating to BBB-, one step from junk status, with a negative outlook. S&P based the decision on the result of an estimated fiscal 2013 budget gap, which S&P views as significantly larger than originally budgeted. Also in March 2013, Fitch Ratings downgraded its rating on $10.6 billion of Puerto Rico general obligation bonds by two notches, to BBB- minus from BBB- plus, saying the Commonwealth was facing a large budget imbalance caused by a weak economy and revenues. These downgrades could have an adverse impact on economic conditions, but its ultimate impact is unpredictable and may not be immediately apparent. The Puerto Rico government approved a budget for fiscal year 2014 to reduce it general fund deficit, including new tax measures expected to result in additional revenues.

The following table presents the carrying value of investment securities at the indicated dates:

	As of June 30, 2013	As of December 31, 2012
	(In thousands)
Money market investments	$216,374	$216,835

Investment securities available-for-sale, at fair value:
U.S. Government and agencies obligations	259,227	247,072
Puerto Rico government obligations	67,425	71,200
Mortgage-backed securities	1,664,101	1,412,774
Equity securities	35	31

	1,990,788	1,731,077

Other equity securities, including $31.0 million and $37.5 million of FHLB stock as of June 30, 2013 and December 31, 2012, respectively	32,321	38,757

Total money market investments and investment securities	$2,239,483	$1,986,669

Mortgage-backed securities at the indicated dates consist of:

(In thousands)	As of June 30, 2013	As of December 31, 2012
Available-for-sale:
FHLMC certificates	$321,696	$129,240
GNMA certificates	498,177	604,672
FNMA certificates	798,483	627,636
Collateralized Mortgage Obligations issued or guaranteed by FHLMC	174	300
Other mortgage pass-through certificates	45,571	50,926

Total mortgage-backed securities	$1,664,101	$1,412,774

The carrying values of investment securities classified as available for sale as of June 30, 2013 by contractual maturity (excluding mortgage-backed securities and equity securities) are shown below:

(Dollars in thousands)	Carrying Amount	Weighted Average Yield %
U.S. Government and agencies obligations
Due within one year	$7,494	0.12
Due after one year through five years	48,551	1.05
Due after five years through ten years	203,182	1.31

	259,227	1.23

Puerto Rico Government obligations
Due within one year	9,985	3.50
Due after five years through ten years	37,337	4.49
Due after ten years	20,103	5.79

	67,425	4.74

Total	326,652	1.96
Mortgage-backed securities	1,664,101	2.70
Equity securities	35	—

Total investment securities available for sale	$1,990,788	2.57

Net interest income of future periods could be affected by prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on these securities, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration of the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. Approximately $25.7 million of FHLB debt securities with an average yield of 0.35% were called during the first half of 2013. As of June 30, 2013, the Corporation has approximately $62.6 million in debt securities (U.S. Agencies and Puerto Rico government securities) with embedded calls and with an average yield of 1.80%. Refer to the “Risk Management” section below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and of the interest rate risk management strategies followed by the Corporation. Also refer to Note 4 to the accompanying unaudited consolidated financial statements for additional information regarding the Corporation’s investment portfolio.

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

The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. As of June 30, 2013, FirstBank could not pay any dividend to the parent company except upon receipt of prior approval by the New York FED and Federal Reserve Board because of the Agreements.

The Asset and Liability Committee of the Board of Directors is responsible for establishing the Corporation’s liquidity policy as well as approving operating and contingency procedures, and monitoring liquidity on an ongoing basis. Management’s Investment and Assets Liability Committee (the “MIALCO”), using measures of liquidity developed by management, which involve the use of several assumptions, reviews the Corporation’s liquidity position on a monthly basis. The MIALCO oversees liquidity management, interest rate risk and other related matters. The MIALCO, which reports to the Board of Directors’ Asset and Liability Committee, is composed of senior management officers, including the Chief Executive Officer, the Chief Financial Officer, the Chief Risk Officer, the Retail Financial Services Director, the Risk Manager of the Treasury and Investments Division, the Financial Analysis and Asset/Liability Director and the Treasurer. The Treasury and Investments Division is responsible for planning and executing the Corporation’s funding activities and strategy; monitoring liquidity availability on a daily basis and reviewing liquidity measures on a weekly basis. The Treasury and Investments Accounting and Operations area of the Comptroller’s Department is responsible for calculating the liquidity measurements used by the Treasury and Investment Division to review the Corporation’s liquidity position on a monthly basis; the Financial Analysis and Asset/Liability Director estimates the liquidity gap for longer periods.

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

The Corporation manages its liquidity in a proactive manner, and maintains a sound liquidity position. Multiple measures are utilized to monitor the Corporation’s liquidity position, including core liquidity, basic liquidity, and time-based reserve measures. As of June 30, 2013, the estimated core liquidity reserve, (which includes cash and free liquid assets), was $1.5 billion or 11.41% of total assets. The basic liquidity ratio, (which adds available secured lines of credit to the core liquidity), was approximately 14.51% of total assets. As of June 30, 2013, the Corporation had $397.1 million available for additional credit from the FHLB NY. Unpledged liquid securities as of June 30, 2013 mainly consisted of fixed-rate MBS and U.S. agency debentures amounting to approximately $643.2 million. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic liquidity measure. Most of the cash balances are deposited with the Federal Reserve Bank and in money market instruments generating interest income between 0.25% and 0.35%. As of June 30, 2013, the holding company had $39.2 million of cash and cash equivalents. Cash and cash equivalents at the Bank level as of June 30, 2013 were approximately $828.1 million. The Bank has $58.4 million of FHLB advances maturing over the next twelve months. In addition, it had $3.3 billion in brokered CDs as of June 30, 2013, of which approximately $1.8 billion mature over the next twelve months. Liquidity at the Bank level is highly dependent on bank deposits, which fund 78.4% of the Bank’s assets (or 52.7% excluding brokered CDs). The Corporation has continued to issue brokered CDs pursuant to temporary approvals received from the FDIC to renew or roll over brokered CDs up to specified amounts through September 30, 2013. Management cannot be certain it will continue to obtain waivers from the restrictions to issue brokered CDs under the FDIC Order to meet its obligations and execute its business plans.

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

The Corporation has continued reducing the amounts of brokered CDs that it holds. The reduction in brokered CDs is consistent with the requirements of the FDIC Order that preclude the issuance of brokered CDs without FDIC approval and require a plan to reduce the amount of brokered CDs. At June 30, 2013 brokered CDs decreased $91.8 million to $3.3 billion from December 31, 2012. At the same time as the Corporation focuses on reducing its reliance on brokered deposits, it is seeking to add core deposits. During the first half of 2013, the Corporation increased non-brokered deposits, excluding government deposits, by $129.1 million.

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

The Corporation’s principal sources of funding are:

Brokered CDs – A large portion of the Corporation’s funding has been retail brokered CDs issued by FirstBank. Total brokered CDs decreased by $91.8 million to $3.3 billion as of June 30, 2013. Although all of the Bank’s regulatory capital ratios exceeded the established “well capitalized” levels, and the minimum capital requirements of the FDIC Order as of June 30, 2013, because of the FDIC Order, FirstBank cannot be considered a “well capitalized” institution and cannot replace maturing brokered CDs without the prior approval of the FDIC. Since the issuance of the FDIC Order, the FDIC has granted the Bank quarterly waivers to enable it to continue accessing the brokered deposit market in specified amounts. The most recent waiver is effective through September 30, 2013. The Bank will request approvals for future periods. The Corporation used proceeds from repayments of loans and investments to pay down maturing borrowings, including brokered CDs. Also, the Corporation successfully implemented its core deposit growth strategy that resulted in an increase of $129.1 million in non-brokered deposits, excluding government deposits, during the first half of 2013.

The average remaining term to maturity of the retail brokered CDs outstanding as of June 30, 2013 is approximately 1.2 years. Approximately 0.13% of the principal value of these certificates is callable at the Corporation’s option.

The use of brokered CDs has been particularly important for the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining regular retail deposits in Puerto Rico. The brokered CDs market is very competitive and liquid, and has enabled the Corporation to obtain substantial amounts of funding in short periods of time. This strategy has enhanced the Corporation’s liquidity position, since the brokered CDs are insured by the FDIC up to regulatory limits and can be obtained faster compared to regular retail deposits. During the first half of 2013, the Corporation issued $954.6 million in brokered CDs with an average cost of 0.79% to renew maturing brokered CDs. Management believes it will continue to obtain waivers from the restrictions in the issuance of brokered CDs under the FDIC Order to meet its obligations and execute its business plans.

The following table presents a maturity summary of brokered and retail CDs with denominations of $100,000 or higher as of June 30, 2013:

Total
(In thousands)
Three months or less	$1,039,546
Over three months to six months	605,204
Over six months to one year	982,536
Over one year	2,053,185

Total	$4,680,471

Certificates of deposit in denominations of $100,000 or higher include brokered CDs of $3.3 billion issued to deposit brokers in the form of large ($100,000 or more) certificates of deposit that are generally participated out by brokers in shares of less than $100,000 and are therefore insured by the FDIC. Certificates of deposit with denominations of $100,000 or higher also include $4.8 million of deposits through the Certificate of Deposit Account Registry Service (CDARS).

Retail deposits – The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. Total deposits, excluding brokered CDs and government deposits, increased by $129.1 million to $6.1 billion from the balance of $6.0 billion as of December 31, 2012, reflecting increases in core-deposit products such as savings and interest-bearing checking accounts, as well as in non-interest bearing deposits spread through the Corporation’s geographic segments. Government deposits increased by $75.9 million from $529.4 million as of December 31, 2012 to $605.2 million as of June 30, 2013. Refer to Note 13 in the accompanying unaudited financial statements for further details.

Refer to the “Net Interest Income” discussion above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarters and six-month periods ended June 30, 2013 and 2012.

Securities sold under agreements to repurchase—The Corporation’s investment portfolio is funded in part with repurchase agreements. Securities sold under repurchase agreements were $900 million as of June 30, 2013 and December 31, 2012. One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. All of the $900 million of repurchase agreements outstanding as of June 30, 2013 consist of structured repurchase agreements. In addition to these repurchase agreements, the Corporation has been able to maintain access to credit by using cost-effective sources such as FHLB advances. Refer to Note 14 in the Corporation’s unaudited financial statements for the period ended June 30, 2013 for further details about repurchase agreements outstanding by counterparty and maturities.

Under the Corporation’s repurchase agreements, as is the case with derivative contracts, the Corporation is required to pledge cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines due to changes in interest rates, a liquidity crisis or any other factor, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Given the quality of the collateral pledged, the Corporation recently has not experienced significant margin calls from counterparties arising from credit-quality-related write-downs in valuations and, as of June 30, 2013, it had only $0.2 million of cash equivalent instruments deposited in connection with collateralized interest rate swap agreements.

Advances from the FHLB – The Bank is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages as collateral for advances taken. As of June 30, 2013 and December 31, 2012, the outstanding balance of FHLB advances was $358.4 million and $508.4 million, respectively. During the first half of 2013, the Corporation repaid $150.0 million of maturing FHLB advances that carried an average cost of 3.54%. At June 30, 2013, the Corporation had $397.1 million available for additional credit on FHLB lines of credit.

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

The cumulative trust preferred debentures are presented in the Corporation’s consolidated statement of financial condition as Other Borrowings. The variable rate trust preferred securities are fully and unconditionally guaranteed by the Corporation. The $100 million Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and the $125 million issued in September 2004 mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Debentures may be shortened (such shortening would result in a mandatory redemption of the variable rate trust preferred securities). The trust preferred securities, subject to certain limitations, qualify as Tier I regulatory capital under current Federal Reserve rules and regulations. The Collins Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act eliminates certain trust-preferred securities from Tier 1 Capital. Bank Holding Companies such as the Corporation must phased out these instruments of Tier I capital by January 1, 2016, however it may remain in Tier 2 capital until the instruments are redeemed or mature. At June 30, 2013, the Corporation had $225 million in trust preferred securities that are subject to the phase-out from Tier 1 Capital under the Basel III Final Rule.

With respect to the outstanding subordinated debentures, the Corporation elected to defer the interest payments that were due in March 2012, June 2012, September 2012, December 2012, March 2013 and June 2013. The aggregate amount of payments deferred and accrued approximates $11.1 million as of June 30, 2013. Future interest payments are subject to Federal Reserve approval.

The Corporation’s principal uses of funds are the origination of loans and the repayment of maturing deposits and borrowings. The Corporation has committed substantial resources to its mortgage-banking subsidiary, FirstMortgage Inc. As a result, the ratio of residential real estate loans to total loans has increased over time. Commensurate with the increase in its mortgage banking activities, the Corporation has also invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities. The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgages loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid in large part because of the sale of mortgages through guarantee programs of the FHA, VA, HUD, FNMA and FHLMC. The Corporation obtained Commitment Authority to issue GNMA mortgage-backed securities from GNMA and, under this program, the Corporation completed the securitization of approximately $159.1 million of FHA/VA mortgage loans into GNMA MBS during the first half of 2013. Any regulatory actions affecting GNMA, FNMA or FHLMC could adversely affect the secondary mortgage market.

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

Cash Flows

Cash and cash equivalents were $835.0 million as of June 30, 2013, a decrease of $111.9 million when compared to the balance as of December 31, 2012, while for June 30, 2012 the total balance of cash and cash equivalents amounted to $758.9 million an increase of $312.3 million from December 31, 2011. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during the first half of 2013 and 2012.

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

For the first half of 2013 and 2012, net cash provided by operating activities was $87.2 million and $119.7 million, respectively. Net cash generated from operating activities was higher than net loss reported largely as a result of adjustments for operating items such as the provision for loan and lease losses, depreciation and amortization, sales of loans held for sale, and impairments.

Cash Flows from Investing Activities

The Corporation’s investing activities primarily relate to originating loans to be held to maturity and purchasing, selling and repayments of available-for-sale and held-to-maturity investment securities. For the six-month period ended June 30, 2013, net cash used in investing activities was $157.8 million, primarily reflecting purchases of investment securities.

For the first half of 2012, net cash provided by investing activities was $361.1 million, primarily reflecting proceeds from securities that were called or matured during the first half of 2012, and MBS prepayments.

Cash Flows from Financing Activities

The Corporation’s financing activities primarily include the receipt of deposits and issuance of brokered CDs, the issuance and payments of long-term debt, the issuance of equity instruments and activities related to its short-term funding. During the first half of 2013, net cash used in financing activities was $41.3 million mainly due to repayments of maturing FHLB advances, and brokered CDs.

In the first half of 2012, net cash used in financing activities was $168.5 million due to repayments of maturing repurchase agreements, FHLB advances, notes payable and brokered CDs.

Capital

At June 30, 2013, the Corporation’s stockholders’ equity was $1.2 billion, a decrease of $262.7 million from December 31, 2012. The decrease was mainly driven by the net loss of $195.2 million for the first half of 2013 and a $68.6 million decrease in other comprehensive income due to unrealized losses on available for sale securities attributable to changes in market interest rates. As a result of the Written Agreement with the New York FED, currently neither First BanCorp., nor FirstBank, is permitted to pay dividends on capital securities without prior approval.

Effective June 2, 2010, FirstBank, by and through its Board of Directors, entered into the FDIC Order (see “Description of Business”). Although, as of June 30, 2013, all of the regulatory capital ratios of the Bank exceed the established “well capitalized” levels and the minimum capital requirements established by the FDIC Order, because of the FDIC Order, FirstBank cannot be treated as a “well capitalized” institution. Set forth below are First BanCorp.’s, and FirstBank’s regulatory capital ratios as of June 30, 2013 and December 31, 2012, based on existing established guidelines.

		Banking Subsidiary
	First BanCorp	FirstBank	To be well capitalized	Consent Order Requirements over time
As of June 30, 2013
Total capital (Total capital to risk-weighted assets)	16.61%	16.16%	10.00%	12.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	15.32%	14.87%	6.00%	10.00%
Leverage ratio	11.26%	10.94%	5.00%	8.00%
As of December 31, 2012
Total capital (Total capital to risk-weighted assets)	17.82%	17.35%	10.00%	12.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	16.51%	16.04%	6.00%	10.00%
Leverage ratio	12.60%	12.25%	5.00%	8.00%

The decrease in capital ratios was primarily related to the aggregate loss of $140.8 million on the two bulk sales of assets completed during the first half of 2013 and the transfer of certain loans to held for sale as well as the $66.6 million write-off of the collateral pledged to Lehman.

In July 2013, Bank Regulators approved a Final Rule to establish a new comprehensive regulatory capital framework for all U.S. banking organizations. The Final Rule brings the United States substantially into compliance with the Basel III capital framework agreed upon internationally in December 2010, replaces the existing U.S. modified Basel I risk-based capital regime, and implements several changes to the U.S. regulatory capital regime required by the Dodd-Frank Act. The new U.S. capital framework imposes higher minimum capital requirements, including a new 4.5% common equity Tier I capital requirement, a 6.0% Tier I capital requirement (increased from 4.0% under current rules), and an 8.0% Total capital requirement (same as under current rules). All U.S. banking organizations will calculate the numerator of their minimum capital ratios using more restrictive definitions of capital under the Final Rule.

The Final Rule includes more restrictive definitions for the components of capital and eligibility criteria broadly intended to promote the use of capital instruments better able to absorb losses in time of financial stress. The common equity Tier I capital consists primarily of common stock and retained earnings. Additional Tier I capital is limited to other paid-in amounts recognized as equity under GAAP. As required by section 171 of Dodd-Frank Act, the Final Rule requires that capital instruments such as trust preferred securities be phased-out of Tier I capital by January 1, 2016, for banking organizations that had $15 billion or more in total consolidated assets as December 31, 2009, such as First BanCorp. However, these instruments may remain in Tier 2 capital until the instruments are redeemed or mature.

In addition to the minimum capital ratios, the Final Rule requires that all banking organizations maintain a capital conservation buffer consisting of Common Equity Tier I capital in an amount equal to 2.5% of risk-weighted assets in order to avoid restrictions on their ability to make capital distributions and to pay certain discretionary bonus payments to executive officers. Thus, the capital conservation buffer effectively increases the minimum Common Equity Tier I capital, Tier I capital, and Total capital requirements to 7.0%, 8.5% and 10.5%, respectively.

The Final Rule makes certain conforming changes to the prompt corrective action (“PCA”) regime for insured depository institutions based on the new minimum capital requirements. Under Final Rule, the “well capitalized” standards consists of a minimum of 5.0% leverage ratio requirement (same as under the existing PCA regime), a 6.5% Common Equity Tier 1 capital requirement (new), an 8.0% Tier I capital, requirement (increased from 6.0%) and a 10.0% Total capital requirement (same as under the existing PCA regime).

The Final Rule revises the current rules for calculating risk-weighted asset the enhance risk sensitivity, including, among others, higher risk weights to past due exposures, and high volatility commercial real estate exposures.

Certain aspects of the rule, such as the new minimum capital ratios and the revised methodology for calculating risk-weighted assets, will become effective on January 1, 2015. Other aspects of the rule, such as the capital conservation buffer and the new regulatory deduction from and adjustment to capital, will be phased in over several years.

Based on the Corporation’s review of the U.S. Basel III final rule, the Corporation anticipates exceeding the new minimum capital ratios.

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

The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets for the periods ended June 30, 2013 and December 31, 2012 respectively:

(In thousands, except ratios and per share information)	June 30, 2013	December 31, 2012
Total equity—GAAP	$1,222,328	$1,485,023
Preferred equity	(63,047)	(63,047)
Goodwill	(28,098)	(28,098)
Purchased credit card relationship	(21,649)	(23,511)
Core deposit intangible	(8,158)	(9,335)

Tangible common equity	$1,101,376	$1,361,032

Total assets—GAAP	$12,803,169	$13,099,741
Goodwill	(28,098)	(28,098)
Purchased credit card relationship	(21,649)	(23,511)
Core deposit intangible	(8,158)	(9,335)

Tangible assets	$12,745,264	$13,038,797

Common shares outstanding	206,982	206,235

Tangible common equity ratio	8.64%	10.44%
Tangible book value per common share	$5.32	$6.60

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

The following table reconciles stockholders’ equity (GAAP) to Tier 1 common equity:

(In thousands)	June 30, 2013	December 31, 2012
Total equity—GAAP	$1,222,328	$1,485,023
Qualifying preferred stock	(63,047)	(63,047)
Unrealized loss (gain) on available-for-sale securities (1)	40,142	(28,476)
Disallowed deferred tax asset (2)	—	—
Goodwill	(28,098)	(28,098)
Core deposit intangible	(8,158)	(9,335)
Other disallowed assets	(569)	(4,032)

Tier 1 common equity	$1,162,598	$1,352,035

Total risk-weighted assets	$9,467,699	$9,933,719
Tier 1 common equity to risk-weighted assets ratio	12.28%	13.61%

(1)	Tier 1 capital excludes net unrealized gains (losses) on available-for-sale debt securities and net unrealized gains on available-for-sale equity securities with readily determinable fair values, in accordance with regulatory risk-based capital guidelines. In arriving at Tier 1 capital, institutions are required to deduct net unrealized losses on available-for-sale equity securities with readily determinable fair values, net of tax.
(2)	Approximately $10 million and $11 million of the Corporation’s deferred tax assets as of June 30, 2013 and December 31, 2012, respectively, were included without limitation in regulatory capital pursuant to the risk-based capital guidelines. According to regulatory capital guidelines, the deferred tax assets that are dependent upon future taxable income are limited for inclusion in Tier 1 capital to the lesser of: (i) the amount of such deferred tax asset that the entity expects to realize within one year of the calendar quarter end-date, based on its projected future taxable income for that year or (ii) 10% of the amount of the entity’s Tier 1 capital. Approximately $3 million of the Corporation’s other net deferred tax liability as of June 30, 2013 and $6 million as of December 31, 2012 represented primarily the deferred tax effects of unrealized gains and losses on available-for-sale debt securities, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines.

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

As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. As of June 30, 2013, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $1.4 billion, (including $975.6 million pertaining to credit card loans) and $50.9 million, respectively. Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation does not enter into interest rate lock agreements with prospective borrowers in connection with mortgage banking activities.

Contractual Obligations, Commitments and Contingencies

The following table presents a detail of the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments
	As of June 30, 2013
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In thousands)
Contractual obligations: (1)
Certificates of deposit	$5,548,253	$3,110,824	$2,053,220	$379,538	$4,671
Securities sold under agreements to repurchase	900,000	—	—	700,000	200,000
Advances from FHLB	358,440	58,440	—	300,000	—
Other borrowings	231,959	—	—	—	231,959

Total contractual obligations	$7,038,652	$3,169,264	$2,053,220	$1,379,538	$436,630

Commitments to sell mortgage loans	$77,052	$77,052

Standby letters of credit	$11,998	$11,998

Commitments to extend credit:
Lines of credit	$1,443,290	$1,443,290
Letters of credit	38,945	38,945
Commitments to originate loans	68,825	68,825

Total commercial commitments	$1,551,060	$1,551,060

(1)	$3.6 million of tax liability, including accrued interest of $1.2 million, associated with unrecognized tax benefits have been excluded due to the high degree of uncertainty regarding the timing of future cash flows associated with such obligations.

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

Subsequent to the court decision, the district court judge transferred the case to the Lehman bankruptcy court for trial. On May 10, 2013, the Bankruptcy Court issued a decision denying the Bank’s Motion for Summary Judgment and granting the Motion for Summary Judgment of Barclay’s. The Bank has filed a notice of appeal of that decision, which appeal is now pending. The Corporation may not succeed in its litigation against Barclays to recover all or a substantial portion of the securities.

Barclays has filed a motion in the Bankruptcy Court in an effort to impose sanctions on the Bank for seeking the relief sought in the litigation, and the Bank has opposed that motion. Briefing on the sanctions motion is complete, and the parties are awaiting oral arguments and a decision.

Because of the Bankruptcy Court’s May 10, 2013 decision, the Corporation has determined that it is probable that the asset has been impaired and recognized in the second quarter of 2013 a non-cash charge of 66.6 million associated with the write-off of the carrying value of the pledged securities and related accrued interest. The Corporation does not anticipate that this impairment charge will result in future cash expenditures by the Corporation other than additional costs relating to the appeal of the Bankruptcy Court’s decision.

Additionally, the Corporation continues to pursue its claim filed in January 2009 in the proceedings under the Securities Protection Act with regard to LBI in the United States Bankruptcy Court for the Southern District of New York.

As of June 30, 2013, First BanCorp and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. Management believes that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position, results of operations or cash flows.

Interest Rate Risk Management

First BanCorp. manages its asset/liability position in order to limit the effects of changes in interest rates on net interest income and to maintain stability of profitability under varying interest rate scenarios. The MIALCO oversees interest rate risk and MIALCO meetings focus on, among other things, current and expected conditions in world financial markets, competition and prevailing rates in the local deposit market, liquidity, securities market values, recent or proposed changes to the investment portfolio, alternative funding sources and related costs, hedging and the possible purchase of derivatives such as swaps and caps, and any tax or regulatory issues which may be pertinent to these areas. The MIALCO approves funding decisions in light of the Corporation’s overall strategies and objectives.

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

(1) Using a static balance sheet, as the Corporation had on the simulation date, and

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

The 12 month net interest income is forecasted assuming June 30, 2013 interest rate curves remain constant. Then net interest income is estimated under rising and falling rate scenarios. For the rising rates scenario, a gradual (ramp) parallel upward shift of the yield curves is assumed during the first twelve months (the “+200 ramp” scenario). Conversely, for the falling rates scenario, a gradual (ramp) parallel downward shift of the yield curves is assumed during the first twelve months (the “-200 ramp” scenario). However, given the current low levels of interest rates, a full downward shift of 200 bps would represent an unrealistic scenario. Therefore under the falling rate scenario, rates move downward up to 200 basis points, but without reaching zero. The resulting scenario is of interest rates close to zero in most cases, reflecting a flattening yield curve instead of a parallel downward scenario.

The Libor/Swap curve for June 2013, as compared to December 2012, showed an average decrease of approximately 9 basis points in the short term horizon, between one to twelve months, while market rates increase an average of 67 basis points in the long term horizon. The Treasury curve remained almost flat in the short term horizon, while showed an increase of 59 basis points in the long term horizon, as compared to December 2012 end of month levels.

The following table presents the results of the simulations as of June 30, 2013 and December 31, 2012. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives and liabilities measured at fair value:

	June 30, 2013				December 31, 2012
	Net Interest Income Risk				Net Interest Income Risk
	(Projected for the next 12 months)				(Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	Change	% Change	Change	% Change	Change	% Change	Change	% Change
+ 200 bps ramp	$16.7	3.23%	$19.2	3.60%	$13.0	2.53%	$9.0	1.72%
- 200 bps ramp	$(8.5)	(1.64)%	$(8.6)	(1.62)%	$(2.5)	(0.48)%	$(4.5)	(0.85)%

The Corporation continues to manage its balance sheet structure to control the overall interest rate risk. Among the major drivers behind the slight shift in interest income sensitivity to interest rate shifts are the decrease of $111.9 million in cash and cash equivalents, and the purchase of approximately $484.4 million of 15-20 Years U.S. agency MBS. The liabilities side was affected mainly by the repayment of $150 million of matured FHLB advances, a reduction of $91.8 million in brokered CDs, along with an extension in the average life of that portfolio, and an increase in both commercial and retail deposits of approximately $129.1 million. In addition, an update of the deposits expected behavior (including interest rate betas, decay rates and average lives), based on a core deposit study, was also incorporated.

Taking into consideration the above-mentioned facts for modeling purposes, the net interest income for the next twelve months under a non-static or growing balance sheet scenario, is estimated to increase by $19.2 million in the rising rates scenario when compared against the Corporation’s flat or unchanged interest rate forecast scenario. Under the falling rates, non-static scenario the net interest income is estimated to decrease by $8.6 million.

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

Interest rate swaps—Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of June 30, 2013, most of the interest rate swaps outstanding are used for protection against rising interest rates. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.

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

The following tables summarize the fair value changes in the Corporation’s derivatives as well as the sources of the fair values:

	Asset Derivatives	Liability Derivatives
(In thousands)	Six-Month Period Ended June 30, 2013	Six-Month Period Ended June 30, 2013
Fair value of contracts outstanding at the beginning of the period	$291	$(5,781)
Fair value of new contracts entered into during the period	79	(89)
Changes in fair value during the period	898	1,075

Fair value of contracts outstanding as of June 30, 2013	$1,268	$(4,795)

Sources of Fair Value

	Payment Due by Period
(In thousands)	Maturity Less Than One Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value
As of June 30, 2013
Pricing from observable market inputs—Asset Derivatives	$937	$331	$—	$—	$1,268
Pricing from observable market inputs—Liability Derivatives	(95)	(338)	(4,362)	—	(4,795)

	$842	$(7)	$(4,362)	$—	$(3,527)

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

As of June 30, 2013 and December 31, 2012, all of the derivative instruments held by the Corporation were considered economic undesignated hedges.

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

Set forth below is a detailed analysis of the Corporation’s credit exposure by counterparty with respect to derivative instruments outstanding as of June 30, 2013 and December 31, 2012.

(In thousands)			As of June 30, 2013
Counterparty	Rating(1)	Notional	Total Exposure at Fair Value(2)	Negative Fair Value	Total Fair Value	Accrued interest receivable (payable)
Interest rate swaps with rated counterparties:
JP Morgan	A	$31,952	$—	$(4,384)	$(4,384)	$—

Other derivatives (3):
Interest rate swaps		5,440	220	(225)	(5)	—
Written and purchase interest rate caps		78,000	111	(113)	(2)	(145)
Forward contracts		55,000	937	(73)	864	—

Total		$170,392	$1,268	$(4,795)	$(3,527)	$(145)

(In thousands)		As of December 31, 2012
Counterparty	Rating(1)	Notional	Total Exposure at Fair Value(2)	Negative Fair Value	Total Fair Values	Accrued Interest receivable (payable)
Interest rate swaps with rated counterparties:
JP Morgan	A	$32,658	$—	$(5,486)	$(5,486)	$—

Other derivatives (3):
Interest rate swaps		5,439	288	(290)	(2)	(128)
Forward contracts		6,000	3	(5)	(2)	—

Total		$44,097	$291	$(5,781)	$(5,490)	$(128)

(1)	Based on the S&P and Fitch Long Term Issuer Credit Ratings.
(2)	For each counterparty, this amount includes derivatives with positive fair value excluding the related accrued interest receivable/ payable.
(3)	Credit exposure with several counterparties for which a credit rating is not readily available and forward contracts.

Credit Risk Management

First BanCorp. is subject to credit risk mainly with respect to its portfolio of loans receivable and off-balance sheet instruments, primarily derivatives and loan commitments. Loans receivable represents loans that First BanCorp. holds for investment and, therefore, First BanCorp. is at risk for the term of the loan. Loan commitments represent commitments to extend credit, subject to specific conditions, for specific amounts and maturities. These commitments may expose the Corporation to credit risk and are subject to the same review and approval process as for loans. Refer to “Contractual Obligations and Commitments” above for further details. The credit risk of derivatives arises from the potential of the counterparty’s default on its contractual obligations. To manage this credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. For further details and information on the Corporation’s derivative credit risk exposure, refer to “—Interest Rate Risk Management” section above. The Corporation manages its credit risk through its credit policy, underwriting, independent loan review and quality control procedures, statistical analysis, comprehensive financial analysis, and established management committees. The Corporation also employs proactive collection and loss mitigation efforts. Furthermore, personnel performing structured loan workout functions are responsible for mitigating defaults and minimizing losses upon default within each region and for each business segment. In the case of the C&I, commercial mortgage and construction loan portfolios, the Special Asset Group (“SAG”) focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of REO. In addition to the management of the resolution process for problem loans, the SAG oversees collection efforts for all loans to prevent migration to the non-performing and/or adversely classified status. The SAG utilizes relationship officers, collection specialists and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary.

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

The allowance for loan losses to total loans held for investment decreased mainly as a result of the bulk sales of adversely classified and non-performing loans completed during the first half of 2013, the transfer of loans to held for sale, and decreases in historical loss ratios. The allowance to total loans for the C&I portfolio decreased from 4.82% at December 31, 2012 to 3.16% at June 30, 2013; the allowance to total loans for the commercial mortgage portfolio decreased from 5.19% at December 31, 2012 to 4.59% at June 30, 2013; the allowance to total loans for the residential mortgage portfolio decreased from 2.49% at December 31, 2012 to 1.42% at June 30, 2013; and the consumer and finance leases reserve coverage ratio decreased from 3.02% as of December 31, 2012 to 2.69% due to decreases in delinquency levels and improved charge-offs trends.

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

As shown in the following table, the allowance for loan and lease losses amounted to $301.0 million at June 30, 2013, or 3.19% of total loans, compared with $435.4 million, or 4.23% of total loans, at December 31, 2012. Refer to the “Provision for Loan and Lease Losses” discussion above for additional information.

	Quarter Ended			Six-Month Period Ended
	June 30,			June 30,
(Dollars in thousands)	2013		2012	2013		2012
Allowance for loan and lease losses, beginning of period	$342,531		$483,943	$435,414		$493,917

Provision for loan and lease losses:
Residential Mortgage (1)	74,277		16,368	82,225		18,704
Commercial Mortgage (2) (3)	13,213		142	49,610		1,720
Commercial and Industrial (2) (4)	(4,166)		2,427	31,126		22,585
Construction (2) (5)	(7,937)		(666)	14,011		7,050
Consumer and Finance Leases	12,077		6,613	21,615		11,022

Provision for loan and lease losses (6)	87,464		24,884	198,587		61,081

Charge-offs
Residential Mortgage (7)	(103,897)		(14,532)	(115,625)		(20,390)
Commercial Mortgage (8)	(3,271)		(6,283)	(59,327)		(9,907)
Commercial and Industrial (9)	(6,488)		(9,208)	(92,108)		(22,699)
Construction (10)	(2,418)		(16,353)	(41,030)		(33,896)
Consumer and Finance Leases	(16,350)		(9,396)	(31,114)		(19,883)

	(132,424	)(11)	(55,772)	(339,204	)(11)	(106,775)

Recoveries:
Residential Mortgage	479		321	627		448
Commercial Mortgage	18		12	38		42
Commercial and Industrial	968		823	1,759		1,645
Construction	50		1,167	147		3,318
Consumer and Finance Leases	1,961		1,775	3,679		3,477

	3,476		4,098	6,250		8,930

Net Charge-Offs	(128,948)		(51,674)	(332,954)		(97,845)

Allowance for loan and lease losses, end of period	$301,047		$457,153	$301,047		$457,153

Allowance for loan and lease losses to period end total loans held for investment	3.19%		4.44%	3.19%		4.44%
Net charge-offs (annualized) to average loans outstanding during the period	5.25%		2.03%	6.69%		1.90%
Net charge-offs (annualized), excluding charge-offs related to the bulk loan sales and loans transferred to held for sale, to average loans outstanding during the period	1.29%		2.03%	2.11%		1.90%
Provision for loan and lease losses to net charge-offs during the period	0.68x		0.48x	0.60x		0.62x
Provision for loan and lease losses to net charge-offs during the period, excluding impact of the bulk loan sales and the transfer of loans to held for sale	0.63x		0.48x	0.66x		0.62x

(1)	For the quarter and six-month period ended June 30, 2013 includes provision totaling $67.9 million and $68.8 million respectively, associated with the bulk loan sales.
(2)	During the second quarter of 2013, after a comprehensive review of substantially all of the loans in our commercial portfolios, the classification of certain loans was revised to more accurately depict the nature of the underlying loans. This reclassification resulted in a net increased of $269.0 million and $10.7 million in commercial mortgage loans and related allowance , respectively, since the principal source of repayment of such loans is derived from the operations underlying real estate, with a corresponding decrease of $246.8 million and $9.4 million in commercial and industrial loans and related allowance, respectively, and a $22.2 million and $1.3 million decrease in construction loans and related allowance, respectively.
(3)	For the six-month period ended June 30, 2013, includes provision of $28.7 million associated with the bulk loan sale and the transfer of loans to held for sale.
(4)	For the six-month period ended June 30, 2013 includes provision totaling $20.8 million associated with the bulk loan sale.
(5)	For the quarter and six-month period ended June 30, 2013 includes provision totaling $31,000 and $13.6 million, respectively, associated with the bulk loan sales.
(6)	For the quarter and six-month period ended June 30, 2013 includes provision totaling $67.9 million and $132.0 million, respectively, associated with the bulk sales of loans and the transfer of loans to held for sale.
(7)	For the quarter and six-month period ended June 30, 2013 includes charge-offs totaling $97.9 million and $99.0 million, respectively, associated with the bulk loan sales.
(8)	For the six-month period ended June 30, 2013 includes charge-offs totaling $54.6 million associated with the bulk loan sales and the transfers of loans to held for sale.
(9)	For the six-month period ended June 30, 2013 includes charge-offs totaling $44.7 million associated with the bulk loan sales.
(10)	For the quarter and six-month period ended June 30, 2013 includes charge-offs totaling $31,000 and $34.2 million, respectively, associated with the bulk loan sales and the transfer of loans to held for sale.
(11)	For the quarter and six-month period ended June 30, 2013 includes charge-offs totaling $98.0 million and $232.4 million, respectively, associated with the bulk loan sales and the transfer of loans to held for sale.

The following table sets forth information concerning the allocation of the allowance for loan and lease losses by loan category and the percentage of loan balances in each category to the total of such loans as of the dates indicated:

	As of June 30, 2013		As of December 31 2012
(In thousands)	Amount	Percent	Amount	Percent
Residential mortgage	$35,581	27%	$68,354	27%
Commercial mortgage loans	88,013	20%	97,692	19%
Construction loans	34,728	2%	61,600	4%
Commercial and Industrial loans (including loans to a local financial institution)	87,677	29%	146,900	30%
Consumer loans and finance leases	55,048	22%	60,868	20%

	$301,047	100%	$435,414	100%

The following table sets forth information concerning the composition of the Corporation’s allowance for loan and lease losses as of June 30, 2013 and December 31, 2012 by loan category and by whether the allowance and related provisions were calculated individually or through a general valuation allowance.

As of June 30, 2013 (Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	C&I Loans	Construction Loans	Consumer and Finance Leases	Total
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$137,999	$39,351	$27,023	$21,716	$3,556	$229,645
Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	246,063	173,632	179,909	54,767	24,229	678,600
Allowance for loan and lease losses	20,406	33,219	36,503	21,884	2,941	114,953
Allowance for loan and lease losses to principal balance	8.29%	19.13%	20.29%	39.96%	12.14%	16.94%
PCI loans:
Carrying value of PCI loans	—	—	—	—	8,285	8,285
Allowance for PCI loans	—	—	—	—	—	—
Allowance for PCI loans to carrying value	—	—	—	—	—	—
Loans with general allowance:
Principal balance of loans	2,127,144	1,703,526	2,568,859	118,429	2,011,298	8,529,256
Allowance for loan and lease losses	15,175	54,794	51,174	12,844	52,107	186,094
Allowance for loan and lease losses to principal balance	0.71%	3.22%	1.99%	10.85%	2.59%	2.18%
Total loans held for investment:
Principal balance of loans	$2,511,206	$1,916,509	$2,775,791	$194,912	$2,047,368	$9,445,786
Allowance for loan and lease losses	35,581	88,013	87,677	34,728	55,048	301,047
Allowance for loan and lease losses to principal balance (1)	1.42%	4.59%	3.16%	17.82%	2.69%	3.19%

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	C&I Loans	Construction Loans	Consumer and Finance Leases	Total
As of December 31, 2012
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$122,056	$44,495	$35,673	$21,179	$2,615	$226,018
Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	462,663	310,030	284,357	159,504	22,722	1,239,276
Allowance for loan and lease losses	47,171	50,959	80,167	39,572	3,880	221,749
Allowance for loan and lease losses to principal balance	10.20%	16.44%	28.19%	24.81%	17.08%	17.89%
PCI loans:
Carrying value of PCI loans	—	—	—	—	10,602	10,602
Allowance for PCI loans	—	—	—	—	—	—
Allowance for PCI loans to carrying value	—	—	—	—	—	—
Loans with general allowance:
Principal balance of loans	2,162,498	1,529,273	2,728,517	181,192	1,976,738	8,578,218
Allowance for loan and lease losses	21,183	46,733	66,733	22,028	56,988	213,665
Allowance for loan and lease losses to principal balance	0.98%	3.06%	2.45%	12.16%	2.88%	2.49%
Total loans held for investment:
Principal balance of loans	$2,747,217	$1,883,798	$3,048,547	$361,875	$2,012,677	$10,054,114
Allowance for loan and lease losses	68,354	97,692	146,900	61,600	60,868	435,414
Allowance for loan and lease losses to principal balance (1)	2.49%	5.19%	4.82%	17.02%	3.02%	4.33%

(1)	Loans used in the denominator include PCI loans of $8.3 million as of June 30, 2013. However, the Corporation separately tracks and reports PCI loans and exclude these loans from delinquent loans, non-performing loans, impaired loans, TDRs and non-performing assets statistics.

The following tables show the activity for impaired loans held for investment and the related specific reserve during the quarter and six-month period ended in June 30, 2013:

	Quarter Ended	Six month period ended
	June 30, 2013
	(In thousands)
Impaired Loans:
Balance at beginning of period	$1,100,265	$1,465,294
Loans determined impaired during the period	56,210	150,778
Net charge-offs	(95,605)	(271,972)
Loans sold, net of charge-offs	(111,756)	(201,409)
Loans transferred to held for sale, net of charge-offs	—	(147,100)
Increase to impaired loans—additional disbursements	763	6,020
Foreclosures	(10,680)	(22,845)
Loans no longer considered impaired	(9,640)	(25,789)
Paid in full or partial payments	(21,312)	(44,732)

Balance at end of period	$908,245	$908,245

	June 30, 2013
	(In thousands)
Specific Reserve:
Balance at beginning of period	$144,028	$221,749
Provision for loan losses	66,530	165,176
Net charge-offs	(95,605)	(271,972)

Balance at end of period	$114,953	$114,953

Credit Quality

The Corporation continues to execute its strategic plan and achieved significant improvements in credit quality metrics. At June 30, 2013, total non-performing assets were $751.9 million, a decrease of $486.3 million from December 31, 2012. The decrease was mainly driven by the two bulk sales of assets completed during the first half of 2013, which included in the aggregate $382.5 million of non-performing loans ($178.7 million corresponding to the first quarter 2013 sale of adversely classified and non-performing loans, mainly commercial loans, and $203.8 million corresponding to the second quarter 2013 sale of non-performing residential loans) and $25.5 million of OREO. Additional reductions were achieved through the individual sale of a $40.8 million non-performing commercial mortgage loan that was previously written off and transferred to held for sale, and the write-off of the collateral pledged to Lehman. Total non-performing loans, including non-performing loans held for sale, decreased by $376.7 million mainly due to the two aforementioned bulk sales and charge-offs of $36.0 million associated with loans transferred to held for sale. These decreases were partially offset by inflows of loans to non-performing status amounting to $273.5 million, including two commercial mortgage relationships that aggregated $85.0 million. At June 30, 2013, total delinquencies, which include all loans 30 days or more past due and non-accrual loans, decreased $395.3 million to $970.5 million from December 31, 2012. The level of adversely classified commercial and construction loans, including non-performing loans held for sale, decreased by $255.1 million to $759.6 million, or a 25% decrease, compared to the balance at December 31, 2012. The net charge-off activity increased to $333.0 million. The increase reflects the impact of $196.5 million of charge-offs related to the two bulks sales of assets completed in the first half of 2013, and charge-offs of $36.0 million related to the transfer of loans to held for sale. Excluding the impact of the bulk sales and the transfer of loans to held for sale, net charge-offs were $100.5 million, or an annualized 2.11% % of average loans, for the first half of 2013, compared to $97.8 million, or an annualized 1.90%, for the first half of 2012. The increase was primarily due to a $25.4 million charge-off related to a single C&I relationship restructured through a loan split in the first quarter of 2013 and for which additional significant reserves were not necessary. Given the prolonged recession and uncertainties in the economic environment in Puerto Rico, the Corporation continued to face pressures related to its non-performing and charge-offs levels. The Corporation continues to emphasize its loan resolution and liquidation strategies.

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

Other Non-Performing Assets

In the past, this category mainly consisted of assets pledged to Lehman at their book value. During the second quarter of 2013, the Corporation recorded a non-cash charge of $66.6 million associated with the carrying value of the pledged securities and related accrued interest ($64.5 million book value and $2.1 million accrued interest).

Past Due Loans 90 days and still accruing

These are accruing loans that are contractually delinquent 90 days or more. These past due loans are either current as to interest but delinquent as to the payment of principal or are insured or guaranteed under applicable FHA and VA programs.

Troubled Debt Restructurings (“TDRs”) are classified as either accrual or nonaccrual loans. A loan on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure generally for a minimum of six months, and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loans being returned to accrual at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan.

The following table presents non-performing assets as of the dates indicated:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Non-performing loans held for investment:
Residential mortgage	$133,937	$313,626
Commercial mortgage	136,737	214,780
Commercial and Industrial	131,906	230,090
Construction	68,204	178,190
Finance leases	2,801	3,182
Consumer	32,615	35,693

Total non-performing loans held for investment	$506,200	$975,561

Other real estate owned	139,257	185,764
Other repossessed property	11,503	10,107
Other assets (1)	—	64,543

Total non-performing assets, excluding loans held for sale	$656,960	$1,235,975

Non-performing loans held for sale	94,951	2,243

Total non-performing assets, including loans held for sale (2)	$751,911	$1,238,218

Past due loans 90 days and still accruing (3)	$113,061	$142,012
Non-performing assets to total assets	5.87%	9.45%
Non-performing loans held for investment to total loans held for investment	5.36%	9.70%
Allowance for loan and lease losses	$301,047	$435,414
Allowance to total non-performing loans held for investment	59.47%	44.63%
Allowance to total non-performing loans held for investment, excluding residential real estate loans	80.87%	65.78%

(1)	Collateral pledged to Lehman.
(2)	Amounts exclude purchased credit impaired loans with a carrying value as of June 30, 2013 of approximately $8.3 million acquired as part of the credit card portfolio purchased in the second quarter of 2012.
(3)	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $34.1 million of residential mortgage loans insured by FHA or guaranteed by the VA, which are over 18 months delinquent, and are no longer accruing interest as of June 30, 2013.

The following table shows non-performing assets by geographic segment:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Puerto Rico:
Non-performing loans held for investment:
Residential mortgage	$110,929	$281,086
Commercial mortgage	100,459	172,534
Commercial and Industrial	124,596	215,985
Construction	46,273	99,383
Finance leases	2,801	3,182
Consumer	28,953	32,529

Total non-performing loans held for investment	414,011	804,699

OREO	108,507	145,683
Other repossessed property	11,417	10,070
Other assets	—	64,543

Total non-performing assets, excluding loans held for sale	$533,935	$1,024,995
Non-performing loans held for sale	54,946	2,243

Total non-performing assets, including loans held for sale (1)	$588,881	$1,027,238

Past due loans 90 days and still accruing	$111,331	$137,288
Virgin Islands:
Non-performing loans held for investment:
Residential mortgage	$9,465	$18,054
Commercial mortgage	5,651	11,232
Commercial and Industrial	7,310	12,905
Construction	17,271	72,648
Consumer	753	804

Total non-performing loans held for investment	40,450	115,643

OREO	18,624	24,260
Other repossessed property	45	17

Total non-performing assets, excluding loans held for sale	$59,119	$139,920
Non-performing loans held for sale	40,005	—

Total non-performing assets, including loans held for sale	$99,124	$139,920

Past due loans 90 days and still accruing	$1,730	$4,068
United States:
Non-performing loans held for investment:
Residential mortgage	$13,543	$14,486
Commercial mortgage	30,627	31,014
Commercial and Industrial	—	1,200
Construction	4,660	6,159
Consumer	2,909	2,360

Total non-performing loans held for investment	51,739	55,219

OREO	12,126	15,821
Other repossessed property	41	20

Total non-performing assets, excluding loans held for sale	$63,906	$71,060
Non-performing loans held for sale	—	—

Total non-performing assets, including loans held for sale	$63,906	$71,060

Past due loans 90 days and still accruing	$—	$656

(1)	Amount excludes purchased credit impaired loans with a carrying value as of June 30, 2013 of approximately $8.3 million acquired as part of the credit card portfolio purchased in the second quarter of 2012.

Total non-performing loans, including non-performing loans held for sale, were $601.2 million at June 30, 2013. This represents a decrease of $376.7 million, or 38.5%, from $977.8 million at December 31, 2012. This reduction reflects the impact of the two bulk sales completed in the first half of 2013 and charge-offs related to the transfer of loans to held for sale, partially offset by inflows of commercial mortgage loans and residential mortgage loans to non-performing status as described below.

Non-performing C&I loans, decreased by $99.3 million, or 43%, compared to December 31, 2012, driven by the impact of non-performing C&I loans with a book value of $85.3 million included in the bulk sale of adversely classified and non-performing assets completed in the first quarter of 2013, a charge-off of $25.4 million on a single relationship restructured through a loan split in the first quarter of 2013, and certain loans paid-off. Partially offsetting the aforementioned decreases were inflows of $26.9 million during the first half of 2013, mainly concentrated in Puerto Rico. The largest C&I loan that entered into non-performing status during the first half of 2013 amounted to $6.5 million. Total inflows of non-performing C&I loans decreased to $26.9 million in the first half of 2013 compared to inflows of $40.5 million for the same period in 2012.

Non-performing construction loans, including non-performing construction loans held for sale, decreased by $53.0 million, or 30%, from December 31, 2012, primarily reflecting the impact of non-performing construction loans with a book value of $41.4 million included in the bulk sale of adversely classified and non-performing assets completed in the first quarter of 2013 as well as charge-offs of $21.4 million related to construction loans transferred to held for sale. The decrease in non-performing construction loans was primarily in Puerto Rico with a reduction of $36.2 million with the remaining decrease of $14.4 million mainly related to charge-offs on a single relationship transferred to held for sale in the Virgin Islands. The inflows of non-performing construction loans of $16.9 million during the first half of 2013 decreased compared to inflows of $19.5 million for the same period in 2012.

Non-performing commercial mortgage loans, including non-performing commercial mortgage loans held for sale, decreased by $41.1 million, or 19%, from December 31, 2012. The decrease was primarily driven by the impact of non-performing commercial mortgage loans with a book value of $51.5 million included in the bulk sale of adversely classified and non-performing assets completed in the first quarter of 2013, charge-offs of $14.6 million related to the transfer of commercial mortgage loans to held for sale, the individual sale of a $40.8 million loan that was written off and transferred to held for sale in the first quarter of 2013, an additional reduction of $12.2 million related to the restructuring of a commercial mortgage loan held for sale in which the Corporation received foreclosed real estate in partial satisfaction of a debt arrangement and modified the terms of the remaining balance, and other reductions related to loans restored to accrual status and collections. Non-performing commercial mortgage loans decreased by $35.2 million in Puerto Rico, led by the aforementioned sales, charge-offs and restructuring. Non-performing commercial mortgage loans in the Virgin Islands decreased by $5.6 million, driven by the restoration to accrual status after a sustained period of performance of a $5.8 million modified loan. The United States non-performing commercial mortgage loans portfolio decreased by $0.4 million. Total inflows of non-performing commercial mortgage loans of $97.9 million during the first half of 2013 increased by $66.0 million compared to $31.9 million for the same period in 2012, primarily associated with the two relationships that aggregated $85.0 million mentioned above.

Non-performing residential mortgage loans decreased by $179.7 million, or 57%, from December 31, 2012. The decrease was mainly driven by the $203.8 million of loans sold as part of the bulk sale of non-performing residential assets completed in the second quarter of 2013, $46.8 million of loans restored to accrual status, or collected, foreclosures of approximately $24.9 million, and charge-offs. These decreases were offset by inflows of $101.4 million during the first half of 2013. Non-performing residential mortgage loans decreased by $170.2 million, or 61%, $8.6 million, or 48%, and $0.9 million or 7% in Puerto Rico, the Virgin Islands and the United States, respectively, from December 31, 2012. Total inflows of non-performing residential mortgage loans were $101.4 million during the first half of 2013 compared to $104.3 million for the first half of 2012, a decrease of $2.9 million. Approximately $49.4 million, or 37% of total non-performing residential mortgage loans, have been written down to their net realizable value.

The level of non-performing consumer loans, including finance leases, showed a $3.5 million decrease during the first half of 2013 mainly related to auto loans and boat financings. The inflows of non-performing consumer loans of $30.5 million for the first half of 2013 increased $3.2 million compared to inflows of $27.3 million for the same period in 2012.

At June 30, 2013, approximately $154.7 million of the loans placed in non-accrual status, mainly construction and commercial loans, were current, or had delinquencies of less than 90 days in their interest payments, including $80.7 million of TDRs maintained in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability. Collections on these loans are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

During the six-month period ended June 30, 2013, interest income of approximately $2.3 million related to non-performing loans with a carrying value of $341.4 million as of June 30, 2013, mainly non-performing construction and commercial loans, was applied against the related principal balances under the cost-recovery method.

The allowance to non-performing loans held for investment ratio as of June 30, 2013 was 59.47%, compared to 44.63% as of December 31, 2012. As of June 30, 2013, approximately $78.2 million, or 15.45%, of total non-performing loans held for invest-ment have been charged-off to their net realizable value as shown in the following table:

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	C&I Loans	Construction Loans	Consumer and Finance Leases	Total
As of June 30, 2013
Non-performing loans held for investment charged-off to realizable value	$49,445	$1,768	$23,072	$1,500	$2,435	$78,220
Other non-performing loans held for investment	84,492	134,969	108,834	66,704	32,981	427,980

Total non-performing loans held for investment	$133,937	$136,737	$131,906	$68,204	$35,416	$506,200

Allowance to non-performing loans held for investments	26.57%	64.37%	66.47%	50.92%	155.43%	59.47%
Allowance to non-performing loans held for investments, excluding non-performing loans charged-off to realizable value	42.11%	65.21%	80.56%	52.06%	166.91%	70.34%
As of December 31, 2012
Non-performing loans held for investment charged-off to realizable value	$170,555	$7,194	$25,925	$43,943	$1,219	$248,836
Other non-performing loans held for investment	143,071	207,586	204,165	134,247	37,656	726,725

Total non-performing loans held for investment	$313,626	$214,780	$230,090	$178,190	$38,875	$975,561

Allowance to non-performing loans held for investments	21.79%	45.48%	63.84%	34.57%	156.57%	44.63%
Allowance to non-performing loans held for investments, excluding non-performing loans charged-off to realizable value	47.78%	47.06%	71.95%	45.89%	161.64%	59.91%

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans in the U.S. mainland fit the definition of TDRs. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of June 30, 2013, the Corporation’s total TDR loans of $613.1 million consisted of $317.3 million of residential mortgage loans, $96.8 million of commercial and industrial loans, $153.0 million of commercial mortgage loans, $20.4 million of construction loans, and $25.6 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $1.3 million as of June 30, 2013.

The Corporation’s loss mitigation programs for residential mortgage and consumer loans can provide for one or a combination of the following: movement of interest past due to the end of the loan, extension of the loan term, deferral of principal payments for a significant period of time, and reduction of interest rates either permanently (offered up to 2010) or for a period of up to two years (step-up rates). Additionally, in rare cases, the restructuring may provide for the forgiveness of contractually due principal or interest. Uncollected interest is added to the end of the loan term at the time of the restructuring and not recognized as income until collected or when the loan is paid off. These programs are available only to those borrowers who have defaulted, or are likely to default, permanently on their loan and would lose their homes in a foreclosure action absent some lender concession. Nevertheless, if the Corporation is not reasonably assured that the borrower will comply with its contractual commitment, properties are foreclosed.

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDR regardless of whether the borrower enters into a permanent modification. As of June 30, 2013, we classified an additional $0.6 million of residential mortgage loans as TDRs that were participating in or had been offered a trial modification.

For the commercial real estate, commercial and industrial, and construction portfolios, at the time of the restructuring, the Corporation determines, on a loan-by-loan basis, whether a concession was granted for economic or legal reasons related to the borrower’s financial difficulty. Concessions granted for commercial loans could include: reductions in interest rates to rates that are considered below market; extension of repayment schedules and maturity dates beyond original contractual terms; waivers of borrower covenants; forgiveness of principal or interest; or other contract changes that would be considered a concession. The Corporation mitigates loan defaults for its commercial loan portfolios through its collections function. The function’s objective is to minimize both early stage delinquencies and losses upon default of commercial loans. In the case of the commercial and industrial, commercial mortgage and construction loan portfolios, the Special Asset Group (“SAG”) focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of OREO. In addition to the management of the resolution process for problem loans, the SAG oversees collection efforts for all loans to prevent migration to the non-performing and/or adversely classified status. The SAG utilizes relationship officers, collection specialists, and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary. The SAG utilizes its collections infrastructure of workout collection officers, credit work-out specialists, in-house legal counsel, and third-party consultants. In the case of residential construction projects and large commercial loans, the function also utilizes third-party specialized consultants to monitor the residential and commercial construction projects in terms of construction, marketing and sales, and assists with the restructuring of large commercial loans. In addition, the Corporation extends, renews, and restructures loans with satisfactory credit profiles. Many commercial loan facilities are structured as lines of credit, which are mainly one year in term and therefore are required to be renewed annually. Other facilities may be restructured or extended from time to time based upon changes in the borrower’s business needs, use of funds, timing of completion of projects, and other factors. If the borrower is not deemed to have financial difficulties, extensions, renewals, and restructurings are done in the normal course of business and not considered concessions, and the loans continue to be recorded as performing.

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

The following table provides a breakdown between accrual and nonaccrual status of TDRs:

(In thousands)	June 30, 2013
	Accrual	Nonaccrual (1)(2)	Total TDRs
Non-FHA/VA Residential Mortgage loans	$260,886	$56,409	$317,295
Commercial Mortgage Loans	76,296	76,705	153,001
Commercial and Industrial Loans	53,834	42,977	96,811
Construction Loans	1,377	19,002	20,379
Consumer Loans—Auto	7,837	5,142	12,979
Finance Leases	2,164	129	2,293
Consumer Loans—Other	7,681	2,690	10,371

Total Troubled Debt Restructurings	$410,075	$203,054	$613,129

(1)	Included in non-accrual loans are $80.7 million in loans that are performing under the terms of the restructuring agreement but are reported in non-accrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectibility.
(2)	Excludes non-accrual TDRs held for sale with a carrying value of $79.3 million as of June 30, 2013.

The REO portfolio, which is part of non-performing assets, decreased by $46.5 million driven by OREO properties sold as part of the bulk sales of assets completed in the first and second quarter of 2013, as well as write-downs. The following table shows the activity during the six-month period ended June 30, 2013 of the REO portfolio by geographic region and type of property:

	As of June 30, 2013
	Puerto Rico			Virgin Islands			Florida			Consolidated
(In thousands)	Residential	Commercial	Construction	Residential	Commercial	Construction	Residential	Commercial	Construction
Beginning Balance	$66,358	$54,601	$24,724	$3,802	$3,018	$17,439	$1,440	$11,786	$2,596	$185,764
Additions	25,531	14,974	81	1,352	—	—	588	—	—	42,526
Sales	(42,636)	(16,562)	(1,030)	(994)	—	—	(794)	(3,440)	—	(65,456)
Fair value adjustments	(6,419)	(7,332)	(3,783)	(354)	(837)	(4,802)	(50)	—	—	(23,577)

	$42,834	$45,681	$19,992	$3,806	$2,181	$12,637	$1,184	$8,346	$2,596	$139,257

The over 90-day delinquent, but still accruing loans, excluding loans guaranteed by the U.S. Government, decreased during the first half of 2013 by $18.9 million to $29.8 million, or 0.32% of total loans held for investment at June 30, 2013. Loans 30 to 89 days delinquent decreased during the first half of 2013 by $10.3 million to $256.4 million as of June 30, 2013.

Net Charge-offs and Total Credit Losses

Total net charge-offs for the first half of 2013 were $333.0 million, or 6.69% of average loans on an annualized basis, including $134.5 million of charge-offs related to the bulk sale of adversely classified assets and the transfer of loans to held for sale during the first quarter of 2013, and $98.0 million related to the bulk sale of non-performing residential assets during the second quarter of 2013. Excluding the impact of charge-offs related to the bulk sales and the transfer of loans to held for sale, total net charge offs for the first half of 2013 were $100.5 million, or 2.11% of average loans, compared to $97.8 million, or an annualized 1.90%, in the first half of 2012.

C&I loan net charge-offs in the first half of 2013 were $90.3 million, or an annualized 5.93% of related average loans, including $44.7 million of charge-offs related to the bulk sale completed during the first quarter of 2013. Excluding the impact of charge-offs related to the first quarter 2013 bulk sale, C&I net charge-offs for the first half of 2013 were $45.7 million, or 3.05% of average loans, up from $21.1 million, or an annualized 1.07% of related loans, in the first half of 2012. Substantially all of the charge-offs recorded in the first half of 2013 were in Puerto Rico. The increase was primarily due to a $25.4 million charge-off related to a single relationship restructured in the first quarter of 2013 into a split Note A/Note B. The charge-offs for the first half of 2013 also included an aggregate of $15.6 million related to six relationships in Puerto Rico with individual charge-offs in excess of $1 million.

Commercial mortgage loan net charge-offs in the first half of 2013 were $59.3 million, or an annualized 6.75% of related average loans, including $54.6 million of charge-offs related to the bulk sale and the transfer of loans to held for sale during the first quarter of 2013. Excluding the impact of charge-offs related to the bulk sale and the transfer of loans to held for sale, commercial mortgage loans net charge-offs for the first half of 2013 were $4.7 million, or 0.56% of average loans, down from $9.9 million, or an annualized 1.29% of related loans, in the first half of 2012. Commercial mortgage loan net charge-offs in the first half of 2013 were primarily in Puerto Rico, and an aggregate of $2.7 million was related to two relationships in Puerto Rico with individual charge-offs in excess of $1 million.

Construction loan net charge-offs in the first half of 2013 were $40.9 million, or an annualized 26.33%, of average loans, including $34.2 million of charge-offs related to the bulk sale and the transfer of loans to held for sale during the first quarter of 2013 Excluding the impact of charge-offs related to the bulk sale and the transfer of loans to held for sale, construction net charge-offs for the first half of 2013 were $6.7 million, or 5.34% of average loans, down from $30.6 million, or an annualized 14.70% of related loans, in the first half of 2012. The positive variance when compared to the prior year is mainly attributable to an individual charge-off of $7.5 million recorded on a commercial project in Puerto Rico and an aggregate of $19.9 million related to three construction relationships in the Virgin Islands recorded during the first half of 2012. Construction loan net charge-offs in the first half of 2013 included a $2.9 million charge-off on one residential land loan in Puerto Rico that entered into non-performing status during the first quarter of 2013 and $1.3 million related to a single relationship in Florida.

Residential mortgage loan net charge-offs in the first half of 2013 were $115.0 million, or an annualized 8.19% of related average loans, including $98.0 million of charge-offs related to the second quarter bulk sale. Excluding the impact of charge-offs related to the bulk sales, residential mortgage loan net charge-offs for the first half of 2013 were $16.1 million, or 1.23% of average loans, down from $19.9 million, or an annualized 1.43% for the comparable period in 2012. Approximately $8.6 million in charge-offs for the first half of 2013 resulted from valuations for impairment purposes of residential mortgage loan portfolios considered homogeneous given high delinquency and loan-to-value levels, compared to $9.9 million recorded in the first half of 2012. Net charge-offs on residential mortgage loans also included $5.4 million related to the foreclosure of loans during the first half of 2013, compared to $4.3 million recorded for foreclosures in the first half of 2012.

Net charge-offs on consumer loans and finance leases in the first half of 2013 were $27.4 million, or an annualized 2.71% of related average loans, compared to $16.4 million, or an annualized 2.03% of average loans for the first half of 2012. This increase is mainly attributable to a larger portfolio led by the credit cards portfolio acquired in May 2012.

The following table presents annualized net charge-offs to average loans held-in-portfolio:

	Quarter Ended			Six month period ended
	June 30, 2013		June 30, 2012	June 30, 2013		June 30, 2012
Residential mortgage loans	14.78	%(1)	2.04%	8.19	%(1)	1.43%
Commercial mortgage	0.79%		1.68%	6.75	%(2)	1.29%
Commercial and industrial	0.72%		0.88%	5.93	%(3)	1.07%
Construction loans	3.43	%(4)	15.21%	26.33	%(4)	14.70%
Consumer loans (5)(6)	2.83%		1.81%	2.71%		2.03%
Total loans	5.25	%(7)	2.03%	6.69	%(7)	1.90%

(1)	For the quarter and six-month period ended June 30, 2013 includes net charge-offs totaling $97.9 million and $99.0 million, respectively, associated with the bulk sales of assets. For the quarter and six-month period ended June 30, 2013 the ratio of residential mortgage net-charge offs to average loans, excluding charge-offs associated with the bulk loan sale, was 0.84% and 1.23%, respectively.
(2)	For the six-month period ended June 30, 2013 includes net charge-offs of $54.6 million associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale in the first quarter of 2013. The ratio of commercial mortgage net-charge offs to average loans, excluding charge-offs associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale, was 0.56%.
(3)	For the six-month period ended June 30, 2013 includes net charge-offs totaling $44.7 million associated with the bulk sale of adversely classified commercial assets. The ratio of commercial and industrial net-charge offs to average loans, excluding charge-offs associated with the bulk sale of adversely classified commercial assets, was 3.05%.
(4)	For the quarter and six-month period ended June 30, 2013 includes net charge-offs totaling $31,000 and $34.2 million, respectively, associated with the bulk sales of assets. For the quarter and six-month period ended June 30, 2013 the ratio of construction net-charge offs to average loans, excluding charge-offs associated with the bulk loan sales and the transfer of loans to held for sale, was 3.39% and 5.34%, respectively.
(5)	Includes lease financing.
(6)	Loan used in the denominator calculating the ratio include PCI loans.
(7)	For the quarter and six-month period ended June 30, 2013 includes net charge-offs totaling $98.0 million and $232.4 million, respectively, associated with the bulk loan sales and the transfer of loans to held for sale. For the quarter and six-month period ended June 30, 2013 the ratio of total net-charge offs to average loans, excluding charge-offs associated with the bulk loan sales and the transfer of loans to held for sale was 1.29% and 2.11%, respectively.

The above ratios are based on annualized charge-offs and are not necessarily indicative of the results expected for the entire year or in subsequent periods.

The following table presents net charge-offs (annualized) to average loans held-in-portfolio by geographic segment:

	Quarter Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
PUERTO RICO:
Residential mortgage(1)	18.03%	2.42%	10.00%	1.69%
Commercial mortgage(2)	1.03%	1.18%	8.69%	1.08%
Commercial and Industrial(3)	0.76%	0.98%	6.26%	1.16%
Construction(4)	1.98%	3.63%	24.44%	9.80%
Consumer and finance leases	2.90%	1.73%	2.77%	2.00%
Total loans(5)	5.76%	1.58%	7.23%	1.69%
VIRGIN ISLANDS:
Residential mortgage(6)	6.91%	0.08%	3.49%	0.08%
Commercial mortgage	0.00%	0.00%	0.00%	0.00%
Commercial and Industrial	0.00%	0.00%	2.06%	0.01%
Construction(7)	1.08%	42.57%	34.88%	29.86%
Consumer and finance leases	0.49%	1.07%	0.49%	0.97%
Total loans(8)	3.95%	6.23%	6.72%	4.67%
FLORIDA:
Residential mortgage	0.24%	1.91%	0.46%	1.39%
Commercial mortgage(9)	-0.02%	3.32%	-0.02%	2.05%
Commercial and Industrial(10)	0.43%	-3.38%	0.28%	-1.33%
Construction(11)	18.29%	-0.76%	10.43%	-17.27%
Consumer and finance leases	2.36%	6.92%	2.17%	5.28%
Total loans	0.91%	2.45%	0.62%	1.18%

(1)	For the second quarter and six-month period ended June 30, 2013, includes net charge-offs totaling $91.9 million and $92.9 million, respectively, associated with the bulk loan sales. For the second quarter and six-month period ended June 30, 2013 the ratio of residential mortgage net-charge offs to average loans in Puerto Rico, excluding charge-offs associated with the bulk sales, was 1.02% and 1.52%, respectively.
(2)	For the six-month period ended June 30, 2013, includes net charge-offs totaling $54.6 million associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale. For the six-month period ended June 30, 2013 the ratio of commercial mortgage net-charge offs to average loans in Puerto Rico, excluding charge-offs associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale, was 0.74%.
(3)	For the six-month period ended June 30, 2013, includes net charge-offs totaling $44.7 million associated with the bulk sale of adversely classified commercial assets. For the six-month period ended June 30, 2013 the ratio of commercial and industrial net-charge offs to average loans in Puerto Rico, excluding charge-offs associated with the bulk sale of adversely classified commercial assets, was 3.18%.
(4)	For the six-month period ended June 30, 2013, includes net charge-offs totaling $19.0 million associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale. For the six-month period ended June 30, 2013 the ratio of construction net-charge offs to average loans in Puerto Rico, excluding charge-offs associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale, was 7.60%.
(5)	For the second quarter and six-month period ended June 30, 2013, includes net charge-offs totaling $91.9 million and $211.2 million, respectively, associated with the bulk loan sales and the transfer of loans to held for sale. For the quarter and six-month period ended June 30, 2013 the ratio of total net-charge offs to average loans in Puerto Rico, excluding charge-offs associated with the bulk loan sales and the transfer of loans to held for sale, was 1.40% and 2.37%, respectively.
(6)	For the second quarter and six-month period ended June 30, 2013, includes net charge-offs totaling $6.1 million associated with the bulk sale of non-performing residential assets. For the second quarter and six-month period ended June 30, 2013 the ratio of residential mortgage net-charge offs to average loans in the Virgin Islands, excluding charge-offs associated with the bulk sale of non-performing residential assets, was 0.35% and 0.26%, respectively.
(7)	For the second quarter and six-month period ended June 30, 2013, includes net charge-offs totaling $31k and $15.2 million, respectively, associated with the bulk loan sales and the transfer of loans to held for sale. For the second quarter and six-month period ended June 30, 2013 the ratio of construction loans net-charge offs to average loans in the Virgin Islands, excluding charge-offs associated with the bulk loan sales and the transfer of loans to held for sale, was 0.93% and 0.42%, respectively.
(8)	For the second quarter and six-month period ended June 30, 2013, includes net charge-offs totaling $6.1 million and $21.3 million, respectively, associated with the bulk loan sales and the transfer of loans to held for sale. For the second quarter and six-month period ended June 30, 2013 the ratio of total net-charge offs to average loans in the Virgin Islands, excluding charge-offs associated with the bulk loan sales and the transfer of loans to held for sale, was 0.34% and 0.57%, respectively.
(9)	For the second quarter and six-month period ended June 30, 2013, recoveries in commercial mortgage loans in Florida exceeded charge-offs.
(10)	For the second quarter and six-month period ended June 30, 2012, recoveries in commercial and industrial loans in Florida exceeded charge-offs.
(11)	For the second quarter and six-month period ended June 30, 2012, recoveries in construction loans in Florida exceeded charge-offs.

Total credit losses (equal to net charge-offs plus losses on REO operations) for the first half of 2013 amounted to $355.1 million, or 7.00% on an annualized basis to average loans and repossessed assets in contrast to credit losses of $108.1 million, or a loss rate of 2.07%, for the same period in 2012.

The following table presents a detail of the REO inventory and credit losses for the periods indicated:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
REO
REO balances, carrying value:
Residential	$47,824	$64,901	$47,824	$64,901
Commercial	56,208	58,231	56,208	58,231
Construction	35,225	44,209	35,225	44,209

Total	$139,257	$167,341	$139,257	$167,341

REO activity (number of properties):
Beginning property inventory,	720	590	716	575
Properties acquired	112	147	231	267
Properties disposed	(299)	(90)	(414)	(195)

Ending property inventory	533	647	533	647

Average holding period (in days)
Residential	280	389	280	389
Commercial	352	248	352	248
Construction	355	129	355	129

	328	271	328	271
REO operations (loss) gain:
Market adjustments and (losses) gain on sale:
Residential	$(4,253)	$(1,686)	$(7,399)	$(2,978)
Commercial	(1,859)	(1,275)	(3,011)	(210)
Construction	(5,122)	(110)	(6,314)	(386)

	(11,234)	(3,071)	(16,724)	(3,574)

Other REO operations expenses	(3,595)	(3,715)	(5,415)	(6,655)

Net Loss on REO operations	$(14,829)	$(6,786)	$(22,139)	$(10,229)

CHARGE-OFFS
Residential charge-offs, net	(103,418)	(14,211)	(114,998)	(19,942)
Commercial charge-offs, net	(8,773)	(14,656)	(149,638)	(30,919)
Construction charge-offs, net	(2,368)	(15,186)	(40,883)	(30,578)
Consumer and finance leases charge-offs, net	(14,389)	(7,621)	(27,435)	(16,406)

Total charge-offs, net	(128,948)	(51,674)	(332,954)	(97,845)

TOTAL CREDIT LOSSES (1)	$(143,777)	$(58,460)	$(355,093)	$(108,074)

LOSS RATIO PER CATEGORY (2)
Residential	15.01%	2.23%	8.51%	1.61%
Commercial	0.89%	1.19%	6.27%	1.13%
Construction	9.44%	14.29%	27.58%	14.21%
Consumer	2.81%	1.80%	2.69%	2.01%
TOTAL CREDIT LOSS RATIO(3)	5.75%	2.26%	7.00%	2.07%

(1)	Equal to REO operations (losses) gains plus charge-offs, net.
(2)	Calculated as net charge-offs plus market adjustments and gains (losses) on sale of REO divided by average loans and repossessed assets.
(3)	Calculated as net charge-offs plus net loss on REO operations divided by average loans and repossessed assets.

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

The Corporation classifies operational risk into two major categories: business specific and corporate-wide affecting all business lines. For business specific risks, a risk assessment group works with the various business units to ensure consistency in policies, processes and assessments. With respect to corporate-wide risks, such as information security, business recovery, and legal and compliance, the Corporation has specialized groups, such as the Legal Department, Information Security, Corporate Compliance, and Operations. These groups assist the lines of business in the development and implementation of risk management practices specific to the needs of the business groups.

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

As of June 30, 2013, the Corporation had $250.4 million outstanding in credit facilities granted to the Puerto Rico government and/or its political subdivisions, up from $158.4 million as of December 31, 2012, and $38.6 million granted to the government of the Virgin Islands, up from $35.5 million as of December 31, 2012. A substantial portion of these credit facilities consists of loans to municipalities in Puerto Rico for which the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment. Another portion of these obligations consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power and water utilities. Public corporations have varying degrees of independence from the central government and many receive appropriations or other payments from it.

In addition to loans extended to government entities, the largest loan to one borrower as of June 30, 2013 in the amount of $248.4 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual real-estate loans, mostly 1-4 single family residential mortgage loans.

Of the total gross loans held for investment of $9.4 billion as of June 30, 2013 approximately 85% have credit risk concentration in Puerto Rico, 8% in the United States and 7% in the Virgin Islands.

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

Basis of Presentation

The Corporation has included in this Form 10-Q the following financial measures that are not recognized under generally accepted accounting principles, which are referred to as non-GAAP financial measures: (i) the calculation of net interest income, interest rate spread and net interest margin rate on a tax- equivalent basis and excluding changes in the fair value of derivative instruments and certain financial liabilities; (ii) the calculation of the tangible common equity ratio and the tangible book value per common share, (iii) the Tier 1 common equity to risk-weighted assets ratio, and (iv) certain other financial measures adjusted to exclude the effect of the bulk sales of assets and the transfer of loans to held for sale in the first and second quarters of 2013 and the effect of the write-off of the collateral pledged to Lehman. Investors should be aware that non-GAAP financial measures have inherent limitations and should be read only in conjunction with the Corporation’s consolidated financial data prepared in accordance with GAAP.

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

The tangible common equity ratio and tangible book value per common share are non-GAAP measures generally used by the financial community to evaluate capital adequacy. Tangible common equity is total equity less preferred equity, goodwill, core deposit intangibles, and other intangibles, such as the purchased credit card relationship intangible. Tangible assets are total assets less goodwill, core deposit intangibles, and other intangibles, such as the purchased credit card relationship intangible. Management and many stock analysts use the tangible common equity ratio and tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase method of accounting for mergers and acquisitions. Neither tangible common equity nor tangible assets, or the related measures should be considered in isolation or as a substitute for stockholders’ equity, total assets, or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Corporation calculates its tangible common equity, tangible assets, and any other related measures may differ from that of other companies reporting measures with similar names. Refer to Section Risk Management-Capital above for a reconciliation of the Corporation’s tangible common equity and tangible assets.

The Tier 1 common equity to risk-weighted assets ratio is calculated by dividing (a) Tier 1 capital less non-common elements including qualifying perpetual preferred stock and qualifying trust preferred securities by (b) risk-weighted assets, which assets are calculated in accordance with applicable bank regulatory requirements. The Tier 1 common equity ratio is not required by GAAP or on a recurring basis by applicable bank regulatory requirements. Management is currently monitoring this ratio, along with the other ratios discussed above, in evaluating the Corporation’s capital levels and believes that, at this time, the ratio may be of interest to investors. Refer to Section Risk Management-Capital above for a reconciliation of stockholders’ equity (GAAP) to Tier 1 common equity.

To supplement the Corporation’s financial statements presented in accordance with GAAP, the Corporation provides additional measures of net income (loss), net income (loss) per diluted share, provision for loan and lease losses, provision for loan and lease losses to net charge-offs, net charge-offs, net charge-offs to average loans, non-interest expenses, and non-interest income to exclude the impact of the bulk sales of assets and the transfer of non-performing loans to held for sale in the first and second quarters of 2013 and the write-off of the collateral pledged to Lehman, recorded in the second quarter of 2013. Management believes that these non-GAAP measures enhance the ability of analysts and investors to analyze trends in the Corporation’s business and to better understand the performance of the Corporation. In addition, the Corporation may utilize these non-GAAP financial measures as a guide in its budgeting and long-term planning process. Any analysis of these non-GAAP financial measures should be used only in conjunction with results presented in accordance with GAAP. Refer to Overview of Results of Operations above for the reconciliation of these non-GAAP financial measures to the GAAP financial measures, except for the reconciliation with respect to the calculation of the non-GAAP financial measure “provision for loan and lease losses to net charge-offs ratio, excluding the impact of the bulk sales of assets and loans transferred to held for sale” with provision for loan losses to net charge-offs ratio calculated and presented in accordance with GAAP which is included below:

	Provision for loan and lease losses to Net Charge-Offs (Non-GAAP to GAAP reconciliation)
	Quarter Ended June 30, 2013		Six-Month Period Ended June 30, 2013
	Provision for Loan and Lease Losses	Net Charge-Offs	Provision for Loan and Lease Losses	Net Charge-Offs
Provision for loan and lease losses and net charge-offs, excluding special items (Non-GAAP)	$19,574	$30,976	$66,585	$100,510
Special Items:
Bulk sales of assets and loans transferred to held for sale	67,890	97,972	132,002	232,444

Provision for loan and lease losses and net charge-offs (GAAP)	$87,464	$128,948	$198,587	$332,954

Provision for loan and lease losses to net charge-offs, excluding special items (Non-GAAP)	63.19%		66.25%

Provision for loan and lease losses to net charge-offs (GAAP)	67.83%		59.64%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk to which the Corporation is exposed, see the information contained in “Part I – Item 2 -“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management.”

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Control and Procedures

First BanCorp’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of First BanCorp.’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2013. Based on this evaluation, as of the end of the period covered by this Form10-Q, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes to the Corporation’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the opinion of the Corporation’s management, the pending and threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition, results of operations or cash flows of the Corporation.

ITEM 1A.	RISK FACTORS

The Corporation’s business, operating results and/or the market price of its common and preferred stock may be significantly affected by a number of factors. For a detailed discussion of certain risk factors that could affect the Corporation’s future operations, financial condition or results for future periods see the risk factors below and in Item 1A, “Risk Factors,” in the Corporation’s 2012 Annual Report on Form 10-K. These factors could also cause actual results to differ materially from historical results or the results contemplated by the forward-looking statements contained in this report. Also refer to the discussion in “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of risk factors in the Corporation’s 2012 Form 10-K.

Additional risks and uncertainties not currently known to the Corporation or currently deemed by the Corporation to be immaterial also may materially adversely affect the Corporation’s business, financial condition or results of operations.

The Corporation’s credit quality may be adversely affected by Puerto Rico’s current economic condition.

A significant portion of the Corporation’s financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico, which has been in a recession since March 2006. For fiscal years 2007, 2008, 2009, 2010 and 2011, Puerto Rico’s real gross national product decreased by 1.2%, 2.9%, 3.8%, 3.4% and 1.6%, respectively. According to the latest information issued by the Puerto Rico Planning Board in April 2013, real gross national product for fiscal year 2012 increased by only 0.1%. The government of the Commonwealth of Puerto Rico currently has a fiscal deficit. The government has been addressing the fiscal deficit, by implementing a multi- year budget plan for reducing the deficit and has accessed the municipal bond market. Its credit ratings depend, in part, on achieving a balanced budget.

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

Moody’s Investor Services (“Moody’s”) announced a downgrade on July 18, 2012 with respect to the Puerto Rico Sales Tax Financing Corporation’s (COFINA) outstanding senior sales tax revenue bonds and outstanding subordinate tax revenue bonds, which were downgraded to Aa3 from Aa2 and A3 from A1, respectively. The downgrade responds to Moody’s concern regarding the escalating debt service and a lack of adequate sales tax revenue growth, which could ultimately lead to a decrease in coverage.

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

On April 25, 2013 the Governor of Puerto Rico submitted the Fiscal Year 2013-2014 budget to the Legislature (the “Budget”). The Budget contemplates the elimination of some exemptions and expanding of the tax base for the Sales and Use Tax. In addition, Puerto Rico Act 154 of 2010 (“Act 154”) was amended to increase and reinstate the tax rate to 4% as it was in the first year of Act 154. In summary, estimated expense budget is $10.345 billion, up 14% from the fiscal year 2013 budget and up 12% as compared with the fiscal year 2012 budget. General Fund revenues are projected to be $9.770 billion, or 12% over fiscal 2013 budget, with the shortfall being made up with debt service restructurings and other sources. Net revenues for fiscal 2013 are expected to be $7.785 billion, below projections of $8.750 billion, as a result of the Commonwealth’s recent revision of its forecast for economic growth for fiscal 2013 from 1.1% to -0.4%.

Compliance with stress testing requirements may be challenging.

The Corporation is currently subject to final supervisory guidance for stress testing practices issued by the federal banking agencies in May 2012. This guidance outlines general principles for a satisfactory stress testing framework and describes various stress testing approaches and how stress testing should be used at various levels within an organization. The Corporation is also subject to two new stress testing rules that implement provisions of the Dodd-Frank Act (the “DFA Stress Tests”), one issued by the Federal Reserve Board that applies to First BanCorp. on a consolidated basis and one issued by the FDIC that applies to the Bank. These DFA Stress Tests are designed to require banking organizations to assess the potential impact of different scenarios on their earnings, losses and capital over a set time period, with consideration given to certain relevant factors, including the organization’s condition, risks, exposures, strategies, and activities. These DFA Stress Tests require banking organizations with total consolidated assets of more than $10 billion but less than $50 billion, like the Corporation and the Bank, to conduct annual company-run stress tests using certain scenarios that the Federal Reserve Board will publish by November 15 of each year, report the results to their primary federal regulator and the Federal Reserve Board, and publish a summary of the results. On July 30, 2013, the federal banking agencies published for comment additional guidance describing their supervisory expectations for the DFA Stress Tests to be conducted by financial institutions, like First BanCorp. and the Bank. The proposed guidance provides flexibility to accommodate different approaches by different institutions in the $10 billion to $50 billion asset range, and provide examples of practices that would be consistent with supervisory expectations.

Under the DFA Stress Tests, the Corporation is required to conduct its first stress tests using financial statement data as of September 30, 2013, and to report the results to the Federal Reserve Board and the FDIC by March 31, 2014. In addition, the Corporation is required to begin publicly disclosing the stress test results in 2015 with respect to the stress test conducted in the fall of 2014. Such public disclosure of stress test results could result in reputational harm if the Corporation’s results are worse than those of its competitors. Furthermore, given that the Corporation will be subject to three different stress testing requirements and compliance with such requirements will be complicated, if the Corporation fails to fully comply, it may be subject to regulatory action.

Financial services legislation and regulatory reforms may have a significant impact on the Corporation’s business and results of operations and on its credit ratings.

The Corporation faces increased regulation and regulatory scrutiny as a result of its participation in the TARP. The U.S. Department of the Treasury acquired shares of Common Stock from the Corporation in October 2011 in exchange for shares of preferred stock that it owned because of the Corporation’s issuance of preferred stock to Treasury in January 2009 pursuant to the TARP. In July 2010, the Corporation issued to Treasury a warrant, which amends, restates and replaces the original Warrant that it issued to Treasury in January 2009 under the TARP. The Corporation’s participation in the TARP also imposes limitations on the payments it may make to its senior leaders.

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

The Dodd-Frank Act also limits interchange fees payable on debit card transactions, established the Consumer Financial Protection Bureau (the “CFPB”) as an independent entity within the Federal Reserve Board and contains provisions on mortgage-related matters such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. The CFPB has broad rulemaking, supervisory and enforcement authority over FirstBank and its affiliates with respect to consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards they offer.

In July 2011, the CFPB advised the Bank and other banks deemed to be “large banks” under the Dodd-Frank Act as to the agency’s approach to supervision and examination, which began on July 21, 2011. The CFPB supervision and examination approach is guided toward protecting consumers and compliance with federal consumer financial protection laws.

On January 10, 2013, the CFPB issued a final rule which, among other things, sets forth criteria for defining a “qualified mortgage” for purposes of the Truth in Lending Act, as amended by the Dodd-Frank Act, and outlines certain minimum requirements for mortgage lenders to determine whether a consumer has the ability to repay the mortgage. This rule also affords safe harbor legal protections for lenders making qualified loans that are not “higher priced.” It is unclear how this rule, or this rule together with an anticipated final rule to be issued jointly by other regulators defining “qualified residential mortgage” and setting credit risk retention standards for loans that are to be packaged and sold as securities, will affect the mortgage lending market by potentially curbing competition, increasing costs or tightening credit availability.

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

The Collins Amendment in the Dodd-Frank Act, among other things, requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies. The Collins Amendment requires the capital standards for insured banks to serve as a capital floor for all U.S. banking organizations.

The federal banking agencies issued a final rule in July 2013 to increase both the quantity and quality of capital held by banking organizations (“U.S. Basel III final rule”), including the Bank and the Corporation. The rule, with a mandatory compliance date of January 1, 2015 for the Bank and the Corporation, will implement in the United States the Basel III regulatory capital reforms agreed upon by the Basel Committee on Banking Supervision (“Basel Committee”) and certain changes required by the Dodd-Frank Act. Certain aspects of the rule, such as the new minimum capital ratios and the revised methodology for calculating risk-weighted assets, will become effective on January 1, 2015. Other aspects of the rule, such as the capital conservation buffer and the new regulatory deductions from and adjustments to capital, will be phased in over several years.

Consistent with the international Basel capital framework, the U.S. Basel III final rule includes a new minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of 4.5 percent and a Common Equity Tier 1 capital conservation buffer of greater than 2.5 percent of risk-weighted assets that will apply to all U.S. banking organizations, including the Bank and the Corporation. Failure to maintain the capital conservation buffer would result in increasingly stringent restrictions on a banking organization’s ability to make capital distributions and pay discretionary bonuses to executive officers. The rule also increases the minimum ratio of Tier 1 capital to risk-weighted assets from 4 percent to 6 percent and imposes a minimum leverage ratio of 4 percent for all U.S. banking organizations. In addition, for the largest and most internationally active U.S. banking organizations, which do not include the Bank and the Corporation, the final rule includes a new minimum supplementary leverage ratio that takes into account certain off-balance sheet exposures.

The U.S. Basel III final rule focuses regulatory capital on Common Equity Tier 1 capital, the most loss-absorbing form of capital, and introduces stringent regulatory adjustments and deductions from capital as well as strict eligibility criteria for regulatory capital instruments. The final rule also revises the methodology for calculating risk-weighted assets to enhance risk-sensitivity with respect to certain types of assets and exposures. These changes to the calculation of risk-weighted assets will be effective on January 1, 2015 and likely will lead to an increase in our risk-weighted assets, which in some cases could be significant.

The U.S. Basel III final rule establishes more stringent eligibility criteria for regulatory capital instruments, which results in, among other things, trust preferred securities no longer qualifying as Tier 1 capital for bank holding companies such as the Corporation. Under the final rule, existing trust preferred securities issued by the Corporation before May 19, 2010 will be phased out of Tier 1 capital by January 1, 2016, however, such instruments may generally remain in Tier 2 capital until they are redeemed or mature.

Based on the Corporation’s review of the U.S. Basel III final rule, the Corporation anticipates exceeding the new minimum capital ratios.

The federal banking agencies issued in June 2012 a final market risk capital rule that implements in the United States the Basel 2.5 capital framework agreed upon by the Basel Committee. The final rule, which went into effect on January 1, 2013, establishes new eligibility criteria for positions that receive market risk capital treatment, sets requirements for prudent valuations, robust stress testing and control, oversight and validation mechanisms for internal market risk capital models. The final market risk capital rule applies to a banking organization with aggregate trading assets and trading liabilities equal to 10% or more of quarter-end total assets, or aggregate trading assets and liabilities equal to $1 billion or more. Therefore, the rule does not apply to the Bank or the Corporation based on their current trading assets and liabilities.

The financial regulation described above, or any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial services industry, may impact the profitability of the Corporation’s business activities or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose the Corporation to additional costs, including increased compliance costs. These changes also may require the Corporation to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect the Corporation’s business, financial condition, and results of operations. Many provisions of the Dodd-Frank Act are to be phased in over a period of time. The ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Corporation in particular, may be adverse.

The U.S. Congress has also adopted additional consumer protection laws such as the Credit Card Accountability Responsibility and Disclosure Act of 2009, and the Federal Reserve Board has adopted numerous new regulations addressing banks’ credit card, overdraft and mortgage lending practices. Additional consumer protection legislation and regulatory activity is anticipated in the near future.

On September 28, 2011, the Basel Committee announced plans to consider adjustments to the Basel III liquidity coverage ratio (“LCR”), which is scheduled to take effect on January 1, 2015. The LCR would require banks to maintain an adequate level of unencumbered high-quality liquid assets sufficient to meet liquidity needs for a 30 calendar day liquidity stress period. On January 6, 2013, the Basel Committee announced that the LCR would be phased-in beginning on January 1, 2015, when the minimum LCR requirement would be set at 60%, then increasing an additional 10% annually until fully implemented on January 1, 2019. The Basel Committee also announced that a broader pool of assets would count as high-quality liquid assets, the numerator of the LCR. It also announced important changes to the calculation of total net cash outflows, the denominator of the LCR. The federal banking agencies have indicated that they intend to issue a proposed rule to implement the Basel III LCR for large U.S. banking firms. At this time, it is unclear whether the federal banking agencies would apply to LCR to the Bank or the Corporation.

The imposition of additional taxes in Puerto Rico may further deteriorate the economy, impact our profitability and adversely impact the credit quality of the Corporation’s loan portfolios.

On June 30, 2013, the Government of Puerto Rico signed into law the Tax Burden Redistribution and Adjustment Act (“Act 40”), as one of the laws enacted to balance the budget for the general fund of the Government of Puerto Rico for fiscal year 2013-2014. Act 40 provides significant amendments to the Puerto Rico Internal Revenue Code of 2011, as amended (the “2011 PR Code”), and affects mainly, persons doing business in Puerto Rico. The main provisions of Act 40 that impact financial institutions include:

(i) A new national gross receipts tax that in the case of financial institutions is 1% of gross income which is not deductible for purposes of computing net taxable income and is not part of the alternative minimum tax (“AMT”). This provision is retroactive to January 1, 2013. As a result, an expense of $3.2 million was recorded in the second quarter of 2013 related to the national gross receipts tax which reflects six months of expenses. The impact of the gross national receipts tax corresponding to the first quarter of 2013 amounted to $1.7 million. This expense is included as part of “Taxes, other than income taxes” in the Consolidated Statements of (Loss) Income. Subject to certain limitations, a financial institution will be able to claim a credit of 0.5% of its gross income against its regular income tax or the AMT. A $1.6 million benefit related to this credit was recorded as a reduction to the provision for income taxes in the second quarter. Gross income of financial institutions for purposes of this determination was primarily composed of interest income and fees. The Corporation’s interpretation of what constitutes gross income of financial institutions for purposes of determination of the new national gross receipts tax is subject to any future clarification the Puerto Rico Department of Treasury might bring to this matter.

(ii) A decrease in the deduction available to corporations for the computation of the additional surtax from $750,000 to $25,000 and a change in the surtax rate to rates that range from 5% to 19%, resulting in an increase in the maximum statutory tax rate from 30% to 39%. This provision is also retroactive to January 1, 2013. The effect on operating results in the second quarter of 2013 related to these changes was a net benefit of approximately $0.5 million, mainly due to the increase in the deferred tax asset of profitable subsidiaries. The deferred tax valuation allowance increased to $523.4 million as of June 30, 2013 from $384.4 million at the end of the previous quarter as a result of changes in tax rates and operating results for the second quarter.

(iii) A higher AMT rate (30% of the alternative minimum net income, as compared to 20% previously) and various parallel computations required to be made before determining whether an AMT liability exists. This change did not have an impact on the Corporation’s provision for income taxes recorded in the second quarter of 2013.

(iv) The Net Operating Loss (“NOL”) carryover period increased from 10 years to 12 years for losses incurred in taxable years that commenced after December 31, 2004 and ended before January 1, 2013. The carryover period for NOL incurred during taxable years commencing after December 31, 2012 will be 10 years. The NOL deduction is now limited to 90% of taxable income for regular income tax purposes and 80% for AMT purposes.

Significant changes to the sales and use tax regime include adjustments to the business to business exclusion. The business to business exclusion applicable to services rendered from one registered business to another registered business remains in effect, except for certain services, which will be taxable including, among others, service charges imposed by financial institutions to other businesses (commercial clients), collection services, repairs and maintenance services of real and personal property, and computer programming including modifications to previously designed systems. The sales and use tax provisions were effective beginning on July 1, 2013.

Act 40 imposes various income tax provisions applicable to certain individual tax payers and non-financial institutions as well, including taxes on gross receipts and increases in statutory tax rates. The imposition of these taxes could adversely affect the Corporation’s profitability, and could affect the disposable income of borrowers causing increases in delinquencies and foreclosure rates.

Realization of deferred tax assets is dependent upon the generation of future taxable income by the Bank, which has been in a cumulative loss position since 2009.

As of June 30, 2013, the Corporation had a gross deferred tax asset of $542.5 million, including $376.9 million associated with net operating losses (“NOLs”). Under Puerto Rico law, the Corporation and its subsidiaries, including the FirstBank, which incurred most of the NOLs, are treated as separate taxable entities and are not entitled to file consolidated tax returns. To obtain the full benefit of the applicable deferred tax asset attributable to NOLs, FirstBank must have sufficient taxable income within the applicable carry forward period (7 years for taxable years beginning before January 1, 2005, 12 years for taxable years beginning after December 31, 2004 and before December 31, 2012, and 10 years for taxable years beginning after December 31, 2012). The Bank incurred all of the NOL’s on or after 2009. Accounting for income taxes requires that companies assess whether a valuation allowance should be recorded against their deferred tax asset based on an assessment of the amount of the deferred tax asset that is “more likely than not” to be realized. In assessing the weight of positive and negative evidence, a significant negative factor that resulted in the recognition and maintenance of a significant valuation allowance against the deferred tax asset was that FirstBank was in a three-year cumulative loss position as of June 30, 2013. As of June 30, 2013, the Corporation recorded a valuation allowance of $523.4 million. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that the Corporation will not be able to reverse portions or the full valuation allowance in the future or that the Corporation will need to continue increasing the valuation allowance related to deferred tax assets created in connection with the operations of FirstBank.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp. Registrant

Date: August 7, 2013	By:	/s/ Aurelio Alemán
Aurelio Alemán
President and Chief Executive Officer

Date: August 7, 2013	By:	/s/ Orlando Berges
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

31.1 – CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 – CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 – CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 – CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1 – Interactive Data File (Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed in XBRL (eXtensible Business Reporting Language)