Form 10-Q
period 2013-09-30
FIRST BANCORP /PR/
filed 2013-11-12
CIK 1057706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Common stock: 207,067,156 shares outstanding as of October 31, 2013.

FIRST BANCORP.

INDEX PAGE

		PAGE
PART I FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Statements of Financial Condition (Unaudited) as of September 30, 2013 and December 31, 2012	5

	Consolidated Statements of Income (Loss) (Unaudited) – Quarters ended September 30, 2013 and 2012 and nine-month periods ended September 30, 2013 and 2012	6

	Consolidated Statements of Comprehensive (Loss) Income (Unaudited) – Quarters ended September 30, 2013 and 2012 and nine-month periods ended September 30, 2013 and 2012	7

	Consolidated Statements of Cash Flows (Unaudited) – Nine-month periods ended September 30, 2013 and 2012	8

	Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) – Nine-month periods ended September 30, 2013 and 2012	9

	Notes to Consolidated Financial Statements (Unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	70
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	129
Item 4.	Controls and Procedures	129

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	130
Item 1A.	Risk Factors	130
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	134
Item 3.	Defaults Upon Senior Securities	135
Item 4.	Mine Safety Disclosures	135
Item 5.	Other Information	135
Item 6.	Exhibits	135

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

Such “forward-looking statements,” which speak only as of the date made, and various factors, including, but not limited to, the following, could cause actual results to differ materially from those expressed in, or implied by such “forward-looking statements”:

•	uncertainty about whether the Corporation and FirstBank Puerto Rico (“FirstBank” or “the Bank”) will be able to fully comply with the written agreement dated June 3, 2010 (the “Written Agreement”) that the Corporation entered into with the Federal Reserve Bank of New York (the “New York FED” or “Federal Reserve”) and the consent order dated June 2, 2010 (the “FDIC Order”) and together with the Written Agreement, (the “Agreements”) that the Corporation’s banking subsidiary, FirstBank entered into with the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (“OCIF”) that, among other things, require the Bank to maintain certain capital levels and reduce its special mention, classified, delinquent and non-performing assets;

•	the risk of being subject to possible additional regulatory actions;

•	uncertainty as to the availability of certain funding sources, such as retail brokered certificates of deposit (“brokered CDs”);

•	the Corporation’s reliance on brokered CDs and its ability to obtain, on a periodic basis, approval from the FDIC to issue brokered CDs to fund operations and provide liquidity in accordance with the terms of the FDIC Order;

•	the risk of not being able to fulfill the Corporation’s cash obligations or resume paying dividends to the Corporation’s stockholders in the future due to the Corporation’s inability to receive approval from the New York FED and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) to receive dividends from FirstBank or FirstBank’s failure to generate sufficient cash flow to make a dividend payment to the Corporation;

•	the strength or weakness of the real estate markets and of the consumer and commercial credit sectors and their impact on the credit quality of the Corporation’s loans and other assets, which has contributed and may continue to contribute to, among other things, the high levels of non-performing assets, charge-offs and provisions and may subject the Corporation to further risk from loan defaults and foreclosures;

•	the ability of FirstBank to realize the benefit of the deferred tax asset;

•	adverse changes in general economic conditions in Puerto Rico, the United States (“U.S.”) and the U.S. Virgin Islands (“USVI”), and British Virgin Islands (“BVI”), including the interest rate environment, market liquidity, housing absorption rates, real estate prices, and disruptions in the U.S. capital markets, which may reduce interest margins, impact funding sources, and affect demand for all of the Corporation’s products and services and reduce the Corporation’s revenues and earnings, and the value of the Corporation’s assets;

•	an adverse change in the Corporation’s ability to attract new clients and retain existing ones;

•	a decrease in demand for the Corporation’s products and services and lower revenues and earnings because of the continued recession in Puerto Rico, the current fiscal problems and budget deficit of the Puerto Rico government and recent credit downgrades of the Puerto Rico government;

•	a credit default by the Puerto Rico government or any of its public corporations or other instrumentalities, and recent and/or future downgrades of the long-term debt ratings of the Puerto Rico government, which could adversely affect economic conditions in Puerto Rico;

•	the risk that any portion of the unrealized losses in the Corporation’s investment portfolio is determined to be other-than-temporary, including unrealized losses on Puerto Rico government obligations;

•	uncertainty about regulatory and legislative changes for financial services companies in Puerto Rico, the U.S., the USVI, and the BVI, which could affect the Corporation’s financial condition or performance and could cause the Corporation’s actual results for future periods to differ materially from prior results and anticipated or projected results;

•	uncertainty about the effectiveness of the various actions undertaken to stimulate the U.S. economy and stabilize the U.S. financial markets, and the impact such actions may have on the Corporation’s business, financial condition and results of operations;

•	changes in the fiscal and monetary policies and regulations of the federal government, including those determined by the Federal Reserve Board, the New York FED, the FDIC, government-sponsored housing agencies, and regulators in Puerto Rico, the USVI and the BVI;

•	the risk of possible failure or circumvention of controls and procedures and the risk that the Corporation’s risk management policies may not be adequate;

•	the risk that the FDIC may further increase the deposit insurance premium and/or require special assessments to replenish its insurance fund, causing an additional increase in the Corporation’s non-interest expenses;

•	the impact on the Corporation’s results of operations and financial condition of acquisitions and dispositions;

•	a need to recognize additional impairments on financial instruments, goodwill or other intangible assets relating to acquisitions;

•	the risk that downgrades in the credit ratings of the Corporation’s long-term senior debt will adversely affect the Corporation’s ability to access necessary external funds;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) on the Corporation’s businesses, business practices and cost of operations;

•	the risk of losses in the value of the Corporation’s investment in an unconsolidated entity that the Corporation does not control; and

•	general competitive factors and industry consolidation.

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

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30, 2013	December 31, 2012
(In thousands, except for share information)
ASSETS
Cash and due from banks	$623,019	$730,016

Money market investments:
Time deposits with other financial institutions	300	505
Other short-term investments	201,065	216,330

Total money market investments	201,365	216,835

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	1,050,006	1,070,968
Other investment securities	997,324	660,109

Total investment securities available for sale	2,047,330	1,731,077

Other equity securities	32,096	38,757

Investment in unconsolidated entity	13,172	23,970

Loans, net of allowance for loan and lease losses of $289,379 (2012 - $435,414)	9,219,255	9,618,700
Loans held for sale, at lower of cost or market	114,592	85,394

Total loans, net	9,333,847	9,704,094

Premises and equipment, net	172,371	181,363
Other real estate owned	133,284	185,764
Accrued interest receivable on loans and investments	49,848	51,671
Other assets	181,118	236,194

Total assets	$12,787,450	$13,099,741

LIABILITIES
Non-interest-bearing deposits	$845,917	$837,387
Interest-bearing deposits	9,108,280	9,027,159

Total deposits	9,954,197	9,864,546
Securities sold under agreements to repurchase	900,000	900,000
Advances from the Federal Home Loan Bank (FHLB)	353,440	508,440
Other borrowings	231,959	231,959
Accounts payable and other liabilities	127,261	109,773

Total liabilities	11,566,857	11,614,718

STOCKHOLDERS’ EQUITY
Preferred stock, authorized, 50,000,000 shares:
Non-cumulative Perpetual Monthly Income Preferred Stock: issued - 22,004,000 shares, outstanding 2,521,872 shares, aggregate liquidation value of $63,047	63,047	63,047

Common stock, $0.10 par value, authorized, 2,000,000,000 shares; issued, 207,588,787 shares (2012 - 206,730,318 shares issued)	20,759	20,673
Less: Treasury stock (at par value)	(55)	(49)

Common stock outstanding, 207,042,785 shares outstanding (2012 - 206,235,465 shares outstanding)	20,704	20,624

Additional paid-in capital	887,437	885,754
Retained earnings	307,890	487,166
Accumulated other comprehensive (loss) income, net of tax expense of $7,757 (2012 - $7,749)	(58,485)	28,432

Total stockholders’ equity	1,220,593	1,485,023

Total liabilities and stockholders’ equity	$12,787,450	$13,099,741

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
(In thousands, except per share information)	2013	2012	2013	2012

Interest income:
Loans	$147,325	$155,225	$443,954	$437,990
Investment securities	14,422	11,344	37,650	33,513
Money market investments	456	395	1,494	1,220

Total interest income	162,203	166,964	483,098	472,723

Interest expense:
Deposits	21,453	29,953	70,915	100,176
Securities sold under agreements to repurchase	6,531	6,707	19,418	21,825
Advances from FHLB	1,524	2,953	5,180	9,222
Notes payable and other borrowings	1,790	1,848	5,299	5,426

Total interest expense	31,298	41,461	100,812	136,649

Net interest income	130,905	125,503	382,286	336,074
Provision for loan and lease losses	22,195	28,952	220,782	90,033

Net interest income after provision for loan and lease losses	108,710	96,551	161,504	246,041

Non-interest income (loss):
Service charges on deposit accounts	3,157	3,267	9,635	9,754
Mortgage banking activities	3,521	4,728	12,924	13,260
Net gain (loss) on sale of investments (includes $42 accumulated other comprehensive income reclassification for other-than-temporary impairment on equity securities for the nine-month period ended September 30, 2013)	—	10	(42)	36
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	—	—	—	—
Portion of other-than-temporary impairment losses recognized in other comprehensive income	—	(557)	(117)	(1,933)

Net impairment losses on available-for-sale debt securities	—	(557)	(117)	(1,933)
Equity in loss of unconsolidated entity	(5,908)	(2,199)	(10,798)	(10,926)
Impairment of collateral pledged to Lehman	—	—	(66,574)	—
Insurance income	1,303	1,429	4,831	4,221
Other non-interest income	7,987	8,448	22,167	23,211

Total non-interest income (loss)	10,060	15,126	(27,974)	37,623

Non-interest expenses:
Employees’ compensation and benefits	32,823	31,058	99,493	93,770
Occupancy and equipment	15,134	15,208	45,150	46,065
Business promotion	3,538	4,004	10,726	10,026
Professional fees	11,840	7,469	36,707	19,768
Taxes, other than income taxes	4,693	3,499	13,921	10,350
Insurance and supervisory fees	11,513	13,023	37,018	39,333
Net loss on other real estate owned (OREO) and OREO operations	7,052	8,686	29,191	18,915
Credit and debit card processing expenses	2,682	2,574	8,040	3,516
Communications	1,866	1,797	5,565	5,276
Other non-interest expenses	8,013	4,525	22,676	16,959

Total non-interest expenses	99,154	91,843	308,487	263,978

Income (loss) before income taxes	19,616	19,834	(174,957)	19,686
Income tax expense	(3,676)	(761)	(4,319)	(4,439)

Net income (loss)	$15,940	$19,073	$(179,276)	$15,247

Net income (loss) attributable to common stockholders	$15,940	$19,073	$(179,276)	$15,247

Net earnings (loss) per common share:
Basic	$0.08	$0.09	$(0.87)	$0.07

Diluted	$0.08	$0.09	$(0.87)	$0.07

Dividends declared per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012

Net income (loss)	$15,940	$19,073	$(179,276)	$15,247

Available-for-sale debt securities on which other-than-temporary impairment has been recognized:
Subsequent unrealized gain on debt securities on which an other-than-temporary impairment has been recognized	1,304	898	2,739	4,443
Reclassification adjustment for other-than-temporary impairment on debt securities included in net income	—	557	117	1,933
All other unrealized gains and losses on available-for-sale securities:
All other unrealized holding (losses) gains arising during the period	(20,061)	14,868	(89,807)	17,009
Reclassification adjustment for other-than-temporary impairment on equity securities	—	—	42	—
Income tax benefit (expense) related to items of other comprehensive income	414	(442)	(8)	(92)

Other comprehensive (loss) income for the period, net of tax	(18,343)	15,881	(86,917)	23,293

Total comprehensive (loss) income	$(2,403)	$34,954	$(266,193)	$38,540

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine-Month Period Ended
	September 30,	September 30,
(In thousands)	2013	2012
Cash flows from operating activities:
Net (loss) income	$(179,276)	$15,247
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	17,911	18,404
Amortization and impairment of intangible assets	4,558	2,311
Provision for loan and lease losses	220,782	90,033
Deferred income tax (benefit) expense	(2,577)	775
Stock-based compensation	2,088	395
Other-than-temporary impairments on debt securities	117	1,933
Other-than-temporary impairments on equity securities	42	—
Equity in loss of unconsolidated entity	10,798	10,926
Impairment of collateral pledged to Lehman	66,574	—
Derivative instruments and financial liabilities measured at fair value, gain	(762)	(955)
(Gain) loss on sale of premises and equipment and other assets	(4)	259
Net gain on sales of loans	(1,603)	(3,155)
Net amortization of premiums, discounts and deferred loan fees and costs	(3,248)	1,126
Originations and purchases of loans held for sale	(400,614)	(295,607)
Sales and repayments of loans held for sale	456,860	304,750
Loans held for sale valuation adjustment	6,553	—
Amortization of broker placement fees	6,094	7,607
Net amortization of premium and discounts on investment securities	7,473	10,087
Increase (decrease) in accrued income tax payable	1,130	(1,048)
Decrease (increase) in accrued interest receivable	1,823	(909)
Increase (decrease) in accrued interest payable	1,345	(293)
Decrease in other assets	22,400	20,819
Increase in other liabilities	24,076	8,059

Net cash provided by operating activities	262,540	190,764

Cash flows from investing activities:
Principal collected on loans	2,081,371	2,227,673
Loans originated and purchased	(2,362,492)	(2,284,750)
Proceeds from sale of loans held for investment	309,024	22,203
Proceeds from sale of repossessed assets	70,805	59,442
Purchases of securities available for sale	(690,377)	(788,191)
Proceeds from principal repayments and maturities of securities available for sale	280,694	1,127,667
Additions to premises and equipment	(8,919)	(7,494)
Proceeds from sale of premises and equipments and other assets	4	1,040
Proceeds from securities litigation settlement and other proceeds	—	36
Net redemptions (purchases) of other equity securities	6,661	(1,705)

Net cash (used in) provided by investing activities	(313,229)	355,921

Cash flows from financing activities:
Net increase (decrease) in deposits	83,557	(19,611)
Net repayments of securities sold under agreements to repurchase	—	(100,000)
Net FHLB advances (paid) proceeds	(155,000)	151,000
Repurchase of outstanding common stock	(335)	—
Repayments of medium-term notes	—	(21,957)
Proceeds from common stock sold	—	1,037

Net cash (used in) provided by financing activities	(71,778)	10,469

Net (decrease) increase in cash and cash equivalents	(122,467)	557,154
Cash and cash equivalents at beginning of period	946,851	446,566

Cash and cash equivalents at end of period	$824,384	$1,003,720

Cash and cash equivalents include:
Cash and due from banks	$623,019	$786,788
Money market instruments	201,365	216,932

	$824,384	$1,003,720

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine-Month Period Ended
(In thousands)	September 30, 2013	September 30, 2012

Preferred Stock	$63,047	$63,047

Common Stock outstanding:
Balance at beginning of period	20,624	20,513
Common stock issued as compensation	15	—
Repurchase of common stock	(5)	—
Common stock sold	—	29
Restricted stock grants	74	76
Restricted stock forfeited	(4)	—

Balance at end of period	20,704	20,618

Additional Paid-In-Capital:
Balance at beginning of period	885,754	884,002
Restricted stock grants	(74)	(76)
Restricted stock forfeited	4	—
Common stock sold	—	1,008
Stock-based compensation	2,088	395
Repurchase of common stock	(335)	—

Balance at end of period	887,437	885,329

Retained Earnings:
Balance at beginning of period	487,166	457,384
Net (loss) income	(179,276)	15,247

Balance at end of period	307,890	472,631

Accumulated Other Comprehensive Income (Loss), net of tax:
Balance at beginning of period	28,432	19,198
Other comprehensive (loss) income, net of tax	(86,917)	23,294

Balance at end of period	(58,485)	42,492

Total stockholders’ equity	$1,220,593	$1,484,117

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

The results of operations for the quarter ended September 30, 2013 are not necessarily indicative of the results to be expected for the entire year.

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

In February 2013, the FASB updated the Codification to improve the reporting of reclassifications out of accumulated other comprehensive income (“OCI”). The amendments in this Update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated OCI on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated OCI is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. The amendments in this Update are effective prospectively for reporting periods beginning after December 31, 2012. The Corporation adopted this guidance in 2013 with no effect on the Corporation’s financial condition or results of operations since it impacted presentation only. The reclassifications out of accumulated other comprehensive income of the Corporation during the first nine-months of 2013 and 2012 were primarily related to credit losses on debt securities for which other-than-temporary impairment (“OTTI”) was previously recognized. The disclosure of credit losses on debt securities, and required identification in the statement of income (loss), is already required by Accounting Standard Codification (ASC) 320-10-50.

In July 2013, the FASB updated the Codification to add the Fed Funds Effective Swap Rates (or Overnight Index Swap Rate) as a U.S. benchmark interest rate for hedge accounting purposes. Previously, only the direct Treasury obligations of the U.S. government and the London Interbank Offered Rate (LIBOR) swap rate were used. This Update is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance did not have an effect on the Corporation’s financial condition or results of operations as the Corporation’s derivative instruments are not designated or do not qualify for hedge accounting.

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

NOTE 2 – EARNINGS PER COMMON SHARE

The calculations of earnings (losses) per common share for the quarters and nine month periods ended September 30, 2013 and 2012 are as follows:

	Quarter Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
	(In thousands, except per share information)

Net income (loss)	$15,940	$19,073	$(179,276)	$15,247

Net income (loss) attributable to common stockholders	$15,940	$19,073	$(179,276)	$15,247

Weighted-Average Shares:
Basic weighted-average common shares outstanding	205,579	205,415	205,512	205,349
Average potential common shares	1,737	508	—	348

Diluted weighted-average number of common shares outstanding	207,316	205,923	205,512	205,697

Earnings (Loss) per common share:
Basic	$0.08	$0.09	$(0.87)	$0.07

Diluted	$0.08	$0.09	$(0.87)	$0.07

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

Potential common shares consist of common stock issuable under the assumed exercise of stock options, unvested shares of restricted stock, and outstanding warrants using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from the exercise, in addition to the amount of compensation cost attributable to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options, unvested shares of restricted stock, and outstanding warrants that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share. Stock options not included in the computation of outstanding shares because they were antidilutive amounted to 104,499 and 114,757 for the quarters and nine-month periods ended September 30, 2013 and 2012, respectively. Warrants outstanding to purchase 1,285,899 shares of common stock and 1,435,220 unvested shares of restricted stock were excluded from the computation of diluted earnings per share for the nine-month period ended September 30, 2013 because the Corporation reported a net loss attributable to common stockholders for the period and their inclusion would have an antidilutive effect.

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

The activity of stock options granted under the 1997 stock option plan for the nine-month period ended September 30, 2013 is set forth below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Beginning of period outstanding and exercisable	113,158	$206.96
Options expired	(7,795)	192.90
Options cancelled	(864)	222.05

End of period outstanding and exercisable	104,499	$207.94	2.3	$—

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

Under the Omnibus Plan, during the third quarter of 2013, 22,218 shares of restricted stock were awarded to the Corporation’s independent directors subject to a one-year vesting period. In addition, during the first nine months of 2013, the Corporation issued 716,405 shares of restricted stock that will vest based on the employees’ continued service with the Corporation. Fifty percent (50%) of those shares vest in two years from the grant date and the remaining 50% vest in three years from the grant date. Included in those 716,405 shares of restricted stock are 582,905 shares granted to certain senior officers consistent with the requirements of the Troubled Asset Relief Program (“TARP”) Interim Final Rule, which permit TARP recipients to grant “long-term restricted stock” without violating the prohibition on paying or accruing a bonus payment if it satisfies certain requirements: (i) the value of the grant may not exceed one-third of the amount of the employee’s annual compensation, (ii) no portion of the grant may vest before two years after the grant date and (iii) the grant must be subject to a further restriction on transfer or payment as described below. Hence, notwithstanding the vesting period mentioned above, the employees covered by TARP are restricted from transferring the shares. Specifically, the stock that has otherwise vested may not become transferable at any time earlier than as permitted under the schedule set forth by TARP, which is based on the repayment in 25% increments of the aggregate financial assistance received from the U.S. Department of Treasury (the “Treasury”).

The fair value of the shares of restricted stock granted in 2013 was based on the market price of the Corporation’s outstanding common stock on the date of the grant. For the 582,905 shares of restricted stock granted under the TARP requirements, the market price was discounted due to post-vesting restrictions. For purposes of computing the discount, the Corporation estimated an appreciation of 13% in the value of the common stock using the Capital Asset Pricing Model as a basis of what would be a market participant’s expected return on the Corporation’s stock and assumed a holding period by the Treasury of its outstanding common stock of the Corporation of 2 years, resulting in a fair value of $3.02 for restricted shares granted under the TARP requirements. Also, the Corporation uses empirical data to estimate employee termination; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.

The following table summarizes the restricted stock activity in 2013 under the Omnibus Plan for both executive officers covered by the TARP requirements and other employees as well as for independent directors:

	Nine-Month Period Ended
	September 30, 2013
	Number of shares of restricted stock	Weighted-Average Grant Date Fair Value

Non-vested shares at beginning of year	770,507	$2.51
Granted	738,623	3.69
Forfeited	(36,485)	3.82
Vested	(37,425)	3.34

Non-vested shares at September 30, 2013	1,435,220	$3.07

For the quarter and nine-month period ended September 30, 2013, the Corporation recognized $0.5 million and $1.1 million, respectively, of stock-based compensation expense related to restricted stock awards, compared to $0.2 million and $0.4 million for the same periods in 2012. As of September 30, 2013, there was $2.7 million of total unrecognized compensation cost related to nonvested shares of restricted stock. The weighted average period over which the Corporation expects to recognize such cost is 1.8 years.

During the third quarter of 2012, 44,910 shares of restricted stock were awarded to the Corporation’s independent directors subject to a one-year vesting period. In addition, early in 2012, the Corporation issued 719,500 shares of restricted stock that will vest based on the employees’ continued service with the Corporation. Fifty percent (50%) of those shares vest in two years from the grant date and the remaining 50% percent vest in three years from the grant date. Included in those 719,500 shares of restricted stock are 557,000 shares granted to certain senior officers consistent with the requirements of TARP. The employees covered by TARP are restricted from transferring the shares, subject to certain conditions as explained above.

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

Stock-based compensation accounting guidance requires the Corporation to develop an estimate of the number of share-based awards that will be forfeited due to employee or director turnover. Quarterly changes in the estimated forfeiture rate may have a significant effect on share-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period in which the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease in the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase in the expense recognized in the financial statements. When unvested options or shares of restricted stock are forfeited, any compensation expense previously recognized on the forfeited awards is reversed in the period of the forfeiture. Approximately $0.1 million of compensation expense was reversed in 2013 related to forfeited awards.

Also, under the Omnibus Plan, effective April 1, 2013, the Corporation’s Board of Directors determined to increase the salary amounts paid to certain executive officers for fiscal year 2013 primarily by paying the increased salary amounts in the form of shares of the Corporation’s common stock, instead of cash. During the first nine months of 2013, the Corporation issued 156,331 shares of common stock with a weighted average market value of $6.43 for compensation according to this determination. This resulted in a compensation expense of $1.0 million recorded in the first nine-months of 2013.

NOTE 4 – INVESTMENT SECURITIES

Investment Securities Available for Sale

The amortized cost, non-credit loss component of OTTI recorded in OCI, gross unrealized gains and losses recorded in OCI, approximate fair value, weighted average yield and contractual maturities of investment securities available for sale as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013
		Noncredit Loss Component of	Gross Unrealized
	Amortized cost	OTTI Recorded in OCI	gains	losses	Fair value	Weighted average yield%
	(Dollars in thousands)

U.S. Treasury securities:
Due within one year	$7,495	$—	$3	$—	$7,498	0.12
Obligations of U.S. government-sponsored agencies:
After 1 to 5 years	50,000	—	—	1,207	48,793	1.05
After 5 to 10 years	214,284	—	—	11,394	202,890	1.31
Puerto Rico government obligations:
Due within one year	10,000	—	—	235	9,765	3.50
After 5 to 10 years	39,779	—	—	14,569	25,210	4.49
After 10 years	21,210	—	—	6,986	14,224	5.79

United States and Puerto Rico government obligations	342,768	—	3	34,391	308,380	1.96

Mortgage-backed securities:
FHLMC certificates:
After 10 years	341,854	—	750	6,924	335,680	2.15

	341,854	—	750	6,924	335,680	2.15

GNMA certificates:
After 1 to 5 years	97	—	4	—	101	3.51
After 5 to 10 years	745	—	38	—	783	2.59
After 10 years	442,842	—	23,460	—	466,302	3.82

	443,684	—	23,502	—	467,186	3.81

FNMA certificates:
After 1 to 5 years	1,533	—	70	—	1,603	4.88
After 5 to 10 years	8,207	—	491	—	8,698	4.11
After 10 years	902,038	—	4,450	23,052	883,436	2.34

	911,778	—	5,011	23,052	893,737	2.36

Collateralized mortgage obligations issued or guaranteed by the FHLMC:
After 1 to 5 years	122	—	—	1	121	3.01

	122	—	—	1	121	3.01

Other mortgage pass-through trust certificates:
Over 5 to 10 years	132	—	1	—	133	7.27
After 10 years	57,683	15,631	—	—	42,052	2.25

	57,815	15,631	1	—	42,185	2.25

Total mortgage-backed securities	1,755,253	15,631	29,264	29,977	1,738,909	2.68

Equity securities (without contractual maturity) (1)	36	—	5	—	41	—

Total investment securities available for sale	$2,098,057	$15,631	$29,272	$64,368	$2,047,330	2.56

(1)	Represents common shares of another financial institution in Puerto Rico.

	December 31, 2012
	Amortized cost	Noncredit Loss Component of	Gross Unrealized		Fair value	Weighted average yield%
		OTTI Recorded in OCI	gains	losses

U.S. Treasury securities:
Due within one year	$7,497	$—	$2	$—	$7,499	0.17
Obligations of U.S. government-sponsored agencies:
After 1 to 5 years	25,650	—	7	—	25,657	0.35
After 5 to 10 years	214,323	—	8	415	213,916	1.31
Puerto Rico government obligations:
After 1 to 5 years	10,000	—	—	—	10,000	3.50
After 5 to 10 years	39,753	—	—	553	39,200	4.49
After 10 years	21,099	—	948	47	22,000	5.78

United States and Puerto Rico government obligations	318,322	—	965	1,015	318,272	1.97

Mortgage-backed securities:
FHLMC certificates:
Due within one year	63	—	—	—	63	3.34
After 10 years	125,747	—	3,430	—	129,177	2.13

	125,810	—	3,430	—	129,240	2.13

GNMA certificates:
After 1 to 5 years	143	—	7	—	150	3.57
After 5 to 10 years	479	—	37	—	516	3.52
After 10 years	564,376	—	39,630	—	604,006	3.98

	564,998	—	39,674	—	604,672	3.98

FNMA certificates:
Due within one year	119	—	—	—	119	2.93
After 1 to 5 years	2,270	—	149	—	2,419	4.88
After 5 to 10 years	10,963	—	874	—	11,837	3.91
After 10 years	602,623	—	10,638	—	613,261	2.49

	615,975	—	11,661	—	627,636	2.52

Collateralized mortgage obligations issued or guaranteed by the FHLMC:
After 5 to 10 years	301	—	—	1	300	3.01

	301	—	—	1	300	3.01

Other mortgage pass-through trust certificates:
Over 5 to 10 years	143	—	1	—	144	7.27
After 10 years	69,269	18,487	—	—	50,782	2.29

	69,412	18,487	1	—	50,926	2.29

Total mortgage-backed securities	1,376,496	18,487	54,766	1	1,412,774	3.07

Equity securities (without contractual maturity) (1)	77	—	—	46	31	—

Total investment securities available for sale	$1,694,895	$18,487	$55,731	$1,062	$1,731,077	2.87

(1)	Represents common shares of another financial institution in Puerto Rico.

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

The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2013 and December 31, 2012. It also includes debt securities for which an OTTI was recognized and only the amount related to a credit loss was recognized in earnings. Unrealized losses for which OTTI had been recognized have been reduced by any subsequent recoveries in fair value.

	As of September 30, 2013
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Debt securities:
Puerto Rico government obligations	$47,956	$20,946	$1,243	$844	$49,199	$21,790
US government agencies obligations	251,683	12,601	—	—	251,683	12,601
Mortgage-backed securities:
FNMA	722,735	23,052	—	—	722,735	23,052
FHLMC	263,628	6,924	—	—	263,628	6,924
Collateralized mortgage obligations issued or guaranteed by FHLMC	—	—	121	1	121	1
Other mortgage pass-through trust certificates	—	—	42,052	15,631	42,052	15,631

	$1,286,002	$63,523	$43,416	$16,476	$1,329,418	$79,999

	As of December 31, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Debt securities:
Puerto Rico government obligations	$41,243	$600	$—	$—	$41,243	$600
US government agencies obligations	183,709	415	—	—	183,709	415
Mortgage-backed securities:
Collateralized mortgage obligations issued or guaranteed by FHLMC	300	1	—	—	300	1
Other mortgage pass-through trust certificates	—	—	50,782	18,487	50,782	18,487
Equity securities	31	46	—	—	31	46

	$225,283	$1,062	$50,782	$18,487	$276,065	$19,549

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

Debt securities issued by U.S. government agencies, government-sponsored entities and the Treasury accounted for approximately 96% of the total available-for-sale portfolio as of September 30, 2013 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government. The Corporation’s assessment was concentrated mainly on private label mortgage-backed securities with an amortized cost of $57.7 million for which credit losses are evaluated on a quarterly basis. The Corporation considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

•	The length of time and the extent to which the fair value has been less than the amortized cost basis;

•	Changes in the near term prospects of the underlying collateral of a security, such as changes in default rates, loss severity given default, and significant changes in prepayment assumptions;

•	The level of cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities; and

•	Any adverse change to the credit conditions and liquidity of the issuer, taking into consideration the latest information available about the overall financial condition of the issuer, credit ratings, recent legislation and government actions affecting the issuer’s industry and actions taken by the issuer to deal with the present economic climate.

The Corporation recorded OTTI losses on available-for-sale debt securities as follows:

	Private Label MBS		Private Label MBS
	Quarter ended September 30,		Nine-Month Period Ended September 30,
	2013	2012	2013	2012
(In thousands)
Total other-than-temporary impairment losses	$—	$—	$—	$—
Credit loss on debt securities for which an OTTI was not previously recognized	—	—	—	—
Portion of other-than-temporary impairment losses recognized in OCI	—	(557)	(117)	(1,933)

Net impairment losses recognized in earnings	$—	$(557)	$(117)	$(1,933)

The following table summarizes the roll-forward of credit losses on debt securities held by the Corporation for which a portion of an OTTI is recognized in OCI:

	Quarter ended September 30,		Nine-Month Period Ended September 30,
	2013	2012	2013	2012
(In thousands)
Credit losses at the beginning of the period	$5,389	$5,199	$5,272	$3,823
Additions:
Credit losses on debt securities for which an OTTI was previously recognized	—	557	117	1,933

Ending balance of credit losses on debt securities held for which a portion of an OTTI was recognized in OCI	$5,389	$5,756	$5,389	$5,756

During the first nine months of 2013, the $0.1 million credit-related impairment loss was related to private label MBS, which are collateralized by fixed-rate mortgages on single-family, residential properties in the United States. The interest rate on these private-label MBS is variable, tied to 3-month LIBOR and limited to the weighted-average coupon of the underlying collateral. The underlying mortgages are fixed-rate single-family loans with original high FICO scores (over 700) and moderate original loan-to-value ratios (under 80%), as well as moderate delinquency levels.

Based on the expected cash flows derived from the model, and since the Corporation does not have the intention to sell the securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs, only the credit loss component was reflected in earnings. Significant assumptions in the valuation of the private label MBS were as follows:

	September 30, 2013		December 31, 2012
	Weighted Average	Range	Weighted Average	Range

Discount rate	14.5%	14.5%	14.5%	14.5%
Prepayment rate	32%	20.41%-100.00%	32%	21.85%-69.97%
Projected Cumulative Loss Rate	6.6%	.69%-38.58%	8%	0.73%-38.79%

The Corporation recorded OTTI losses of $42,000 on equity securities held in the available-for-sale investment portfolio in the first nine months of 2013. No OTTI losses on equity securities were recognized in the nine-month period ended September 30, 2012.

As of September 30, 2013, the Corporation held approximately $71.0 million of Puerto Rico government and agencies bond obligations as part of its available-for-sale investment securities portfolio that were reflected at their aggregate fair value of $49.2 million, down $18.2 million from June 30, 2013. In May, the 30-year general obligation bonds of the Puerto Rico government, which are widely held by mutual funds, carried a yield of about 5.3%, which increased during the third quarter, surpassing 10% at one point in September amid a general run-up in interest rates and significant selling by investors after Detroit filed for the largest municipal bankruptcy in United States history. The debt carried a yield of approximately 8.5% as of September 30, 2013. The debt ratings have suffered downgrades in the last ten months, and such downgrades could have an adverse impact on economic conditions, but the ultimate impact is unpredictable and may not be immediately apparent. The Commonwealth of Puerto Rico debt is rated Baa3 with a negative outlook by Moody’s Investor Service (“Moody’s”), BBB- with a negative outlook by Standard & Poor’s (“S&P”), and BBB- with a negative outlook by Fitch, Inc., all one notch above noninvestment grade. Based on the Corporation’s ability and intent to hold these securities until a recovery of the fair value occurs, the unrealized losses are considered temporary. The Corporation will continue to closely monitor Puerto Rico’s political and economic status and evaluate the portfolio for any declines in value that could be considered other-than-temporary.

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

As of September 30, 2013 and December 31, 2012, the Corporation had investments in FHLB stock with a book value of $30.8 million and $37.5 million, respectively. The net realizable value is a reasonable proxy for the fair value of these instruments. Dividend income from FHLB stock for the quarter and nine-month period ended September 30, 2013 was $0.3 million and $1.0 million, respectively, compared to $0.3 million and $1.1 million for the comparable periods in 2012.

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

The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities as of September 30, 2013 and December 31, 2012 was $1.3 million.

NOTE 6 – LOANS HELD FOR INVESTMENT

The following table provides information about the loan portfolio held for investment:

	September 30, 2013	December 31, 2012
	(In thousands)

Residential mortgage loans, mainly secured by first mortgages	$2,519,457	$2,747,217

Commercial loans:
Construction loans (1)	163,610	361,875
Commercial mortgage loans (1)	1,857,794	1,883,798
Commercial and Industrial loans (1) (2)	2,663,793	2,793,157
Loans to local financial institutions collateralized by real estate mortgages	244,554	255,390

Commercial loans	4,929,751	5,294,220

Finance leases	243,553	236,926

Consumer loans	1,815,873	1,775,751

Loans held for investment	9,508,634	10,054,114
Allowance for loan and lease losses	(289,379)	(435,414)

Loans held for investment, net (3)	$9,219,255	$9,618,700

(1)	During the second quarter of 2013, after a comprehensive review of substantially all of the loans in the commercial portfolios, the classification of certain loans was revised to more accurately depict the nature of the underlying loans. This reclassification resulted in a net increase of $269.0 million in commercial mortgage loans, since the principal source of repayment for such loans is derived primarily from the operation of the underlying real estate, with a corresponding decrease of $246.8 million in commercial and industrial loans and a $22.2 million decrease in construction loans. The Corporation evaluated the impact of this reclassification on the provision for loan losses and determined that the effect of this adjustment was not material to any previously reported results.
(2)	As of September 30, 2013, includes $1.2 billion of commercial loans that are secured by real estate (owner-occupied commercial loans secured by real estate) but are not dependent upon the real estate for repayment.
(3)	During the first half of 2013, the Corporation completed two separate bulk sales of assets including: (i) non-performing residential mortgage loans with a book value before allowance for loan losses of $203.8 million, and (ii) adversely classified loans, mainly commercial loans, with a book value before allowance for loan losses of $211.4 million. In addition the Corporation transferred $181.6 million of commercial non-performing loans to held for sale as further discussed below.

Loans held for investment on which accrual of interest income had been discontinued were as follows:

(In thousands)	September 30, 2013	December 31, 2012
Non-performing loans:
Residential mortgage	$142,002	$313,626
Commercial mortgage	127,374	214,780
Commercial and Industrial	127,584	230,090
Construction	64,241	178,190
Consumer:
Auto loans	19,481	19,210
Finance leases	2,603	3,182
Other consumer loans	15,100	16,483

Total non-performing loans held for investment (1) (2)	$498,385	$975,561

(1)	As of September 30, 2013 and December 31, 2012, excludes $80.2 million and $2.2 million, respectively, in non-performing loans held for sale.
(2)	Amount excludes purchased credit impaired (“PCI”) loans with a carrying value of approximately $6.0 million and $10.6 million as of September 30, 2013 and December 31, 2012, respectively, acquired as part of the credit card portfolio purchased in the second quarter of 2012.

The Corporation’s aging of the loans held for investment portfolio is as follows:

As of September 30, 2013 (In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)	Total Past Due (4)	Purchased Credit- Impaired Loans (4)	Current	Total loans held for investment	90 days past due and still accruing (5)
Residential mortgage:
FHA/VA and other government-guaranteed loans (2) (3) (5)	$—	$9,857	$78,925	$88,782	$—	$115,385	$204,167	$78,925
Other residential mortgage loans (3)	—	85,819	155,090	240,909	—	2,074,381	2,315,290	13,088
Commercial:
Commercial and Industrial loans	18,419	16,336	150,692	185,447	—	2,722,900	2,908,347	23,108
Commercial mortgage loans (3)	—	2,399	135,734	138,133	—	1,719,661	1,857,794	8,360
Construction loans (3)	—	318	64,368	64,686	—	98,924	163,610	127
Consumer:
Auto loans	77,243	15,616	19,481	112,340	—	986,796	1,099,136	—
Finance leases	9,870	2,645	2,603	15,118	—	228,435	243,553	—
Other consumer loans	12,486	9,227	19,227	40,940	5,963	669,834	716,737	4,127

Total loans held for investment	$118,018	$142,217	$626,120	$886,355	$5,963	$8,616,316	$9,508,634	$127,735

(1)	Includes non-performing loans and accruing loans that are contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges fees until charged-off at 180 days.
(2)	As of September 30, 2013, includes $7.8 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.
(3)	According to the Corporation’s delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government guaranteed loans, other residential mortgage loans, commercial mortgage loans and construction loans past due 30-59 days amounted to $23.8 million, $199.6 million, $80.4 million and $1.5 million, respectively.
(4)	Purchased credit–impaired loans are excluded from delinquency and non-performing statistics as further discussed below.
(5)	It is the Corporation’s policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $36.9 million of residential mortgage loans insured by the FHA or guaranteed by the VA, that are over 18 months delinquent, and are no longer accruing interest as of September 30, 2013.

As of December 31, 2012 (In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)	Total Past Due (4)	Purchased Credit- Impaired Loans (4)	Current	Total loans held for investment	90 days past due and still accruing (5)
Residential mortgage:
FHA/VA and other government-guaranteed loans (2) (3) (5)	$—	$10,592	$93,298	$103,890	$—	$104,723	$208,613	$93,298
Other residential mortgage loans (3)	—	83,807	324,965	408,772	—	2,129,832	2,538,604	11,339
Commercial:
Commercial and Industrial loans	22,323	8,952	258,989	290,264	—	2,758,283	3,048,547	28,899
Commercial mortgage loans (3)	—	6,367	218,379	224,746	—	1,659,052	1,883,798	3,599
Construction loans (3)	—	843	178,876	179,719	—	182,156	361,875	686
Consumer:
Auto loans	64,991	15,446	19,210	99,647	—	926,579	1,026,226	—
Finance leases	10,938	2,682	3,182	16,802	—	220,124	236,926	—
Other consumer loans	12,268	6,850	20,674	39,792	10,602	699,131	749,525	4,191

Total loans held for investment	$110,520	$135,539	$1,117,573	$1,363,632	$10,602	$8,679,880	$10,054,114	$142,012

(1)	Includes non-performing loans and accruing loans that are contractually delinquent 90 days or more (i.e. FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges and fees until charged-off at 180 days.
(2)	As of December 31, 2012, includes $14.8 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.
(3)	According to the Corporation’s delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government guaranteed loans, other residential mortgage loans, commercial mortgage loans, and construction loans past due 30-59 days amounted to $22.2 million, $186.3 million, $164.9 million, and $21.1 million, respectively.
(4)	Purchased credit-impaired loans are excluded from delinquency and non-performing statistics as further discussed below.
(5)	It is the Corporation’s policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $35.3 million of residential mortgage loans insured by the FHA or guaranteed by the VA, that are over 18 months delinquent, and are no longer accruing interest as of December 31, 2012.

The Corporation’s credit quality indicators by loan type as of September 30, 2013 and December 31, 2012 are summarized below:

	Commercial Credit Exposure-Credit Risk Profile Based on Creditworthiness category:
September 30, 2013	Substandard	Doubtful	Loss	Total Adversely Classified (1)(2)	Total Portfolio
	(In thousands)
Commercial mortgage	$325,334	$15,426	$—	$340,760	$1,857,794
Construction	74,475	9,179	—	83,654	163,610
Commercial and Industrial	181,343	25,576	1,185	208,104	2,908,347

	Commercial Credit Exposure-Credit Risk Profile Based on Creditworthiness category:
December 31, 2012	Substandard	Doubtful	Loss	Total Adversely Classified (1)(2)	Total Portfolio
	(In thousands)
Commercial mortgage	$401,597	$6,867	$—	$408,464	$1,883,798
Construction	184,977	14,556	605	200,138	361,875
Commercial and Industrial	372,100	30,651	1,143	403,894	3,048,547

(1)	During the first quarter of 2013, the Corporation completed a bulk sale of assets, mainly commercial adversely classified loans with a book value before allowance for loan losses of $211.4 million and, in addition, transferred $181.6 million of non-performing loans to held for sale as further discussed below.
(2)	Excludes $80.2 million ($30.4 million commercial mortgage; $49.8 million construction) and $2.2 million ($1.1 million commercial mortgage and $1.1 million commercial and industrial) as of September 30, 2013 and December 31, 2012, respectively, of non-performing loans held for sale.

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

September 30, 2013	Consumer Credit Exposure-Credit Risk Profile based on payment activity
	Residential Real-Estate		Consumer
	FHA/VA/ Guaranteed (1)	Other residential loans	Auto	Finance Leases	Other Consumer
	(In thousands)
Performing	$204,167	$2,173,288	$1,079,655	$240,950	$695,674
Purchased Credit-Impaired	—	—	—	—	5,963
Non-performing	—	142,002	19,481	2,603	15,100

Total	$204,167	$2,315,290	$1,099,136	$243,553	$716,737

(1)	It is the Corporation’s policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $36.9 million of residential mortgage loans insured by the FHA or guaranteed by the VA, that are over 18 months delinquent, and are no longer accruing interest as of September 30, 2013.

December 31, 2012	Consumer Credit Exposure-Credit Risk Profile based on payment activity
	Residential Real-Estate		Consumer
	FHA/VA/ Guaranteed (1)	Other residential loans	Auto	Finance Leases	Other Consumer
	(In thousands)
Performing	$208,613	$2,224,978	$1,007,016	$233,744	$722,440
Purchased Credit-Impaired	—	—	—	—	10,602
Non-performing	—	313,626	19,210	3,182	16,483

Total	$208,613	$2,538,604	$1,026,226	$236,926	$749,525

(1)	It is the Corporation’s policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $35.3 million of residential mortgage loans insured by the FHA or guaranteed by the VA, that are over 18 months delinquent, and are no longer accruing interest as of December 31, 2012.

The following tables present information about impaired loans excluding purchased credit-impaired loans, which are reported separately as discussed below:

Impaired Loans
(In thousands)
					Quarter ended		Nine-month Period Ended
					September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance	Year-To- Date Average Recorded Investment	Interest Income Recognized Accrual Basis	Interest Income Recognized Cash Basis	Interest Income Recognized Accrual Basis	Interest Income Recognized Cash Basis
As of September 30, 2013
With no related allowance recorded:
FHA/VA-Guaranteed loans	$—	$—	$—	$—	$—	$—	$—	$—
Other residential mortgage loans	219,685	232,295	—	222,764	2,768	255	7,359	1,013
Commercial:
Commercial mortgage loans	45,489	46,384	—	46,126	307	243	767	467
Commercial and Industrial Loans	36,095	76,965	—	40,092	14	37	22	49
Construction Loans	16,418	19,001	—	18,918	9	8	13	25
Consumer:
Auto loans	—	—	—	—	—	—	—	—
Finance leases	—	—	—	—	—	—	—	—
Other consumer loans	2,997	4,418	—	3,261	31	14	81	42

	$320,684	$379,063	$—	$331,161	$3,129	$557	$8,242	$1,596

With an allowance recorded:
FHA/VA-Guaranteed loans	$—	$—	$—	$—	$—	$—	$—	$—
Other residential mortgage loans	177,340	191,181	17,982	179,713	1,518	310	4,251	870
Commercial:
Commercial mortgage loans	160,165	167,579	28,316	167,019	444	500	1,230	1,480
Commercial and Industrial Loans	164,190	180,335	34,438	178,565	1,285	7	2,955	115
Construction Loans	57,064	69,448	21,785	59,519	256	51	676	234
Consumer:
Auto loans	13,731	13,731	2,364	12,607	242	—	726	—
Finance leases	2,290	2,290	77	2,183	57	—	167	—
Other consumer loans	9,045	9,595	1,213	8,982	421	16	1,050	28

	$583,825	$634,159	$106,175	$608,588	$4,223	$884	$11,055	$2,727

Total:
FHA/VA-Guaranteed loans	$—	$—	$—	$—	$—	$—	$—	$—
Other residential mortgage loans	397,025	423,476	17,982	402,477	4,286	565	11,610	1,883
Commercial:
Commercial mortgage loans	205,654	213,963	28,316	213,145	751	743	1,997	1,947
Commercial and Industrial Loans	200,285	257,300	34,438	218,657	1,299	44	2,977	164
Construction Loans	73,482	88,449	21,785	78,437	265	59	689	259
Consumer:
Auto loans	13,731	13,731	2,364	12,607	242	—	726	—
Finance leases	2,290	2,290	77	2,183	57	—	167	—
Other consumer loans	12,042	14,013	1,213	12,243	452	30	1,131	70

	$904,509	$1,013,222	$106,175	$939,749	$7,352	$1,441	$19,297	$4,323

(In thousands)
	Recorded Investments	Unpaid Principal Balance	Related Specific Allowance	Year-To-Date Average Recorded Investment
As of December 31, 2012
With no related allowance recorded:
FHA/VA-Guaranteed loans	$—	$—	$—	$—
Other residential mortgage loans	122,056	130,306	—	148,125
Commercial:
Commercial mortgage loans	44,495	54,753	—	45,420
Commercial and Industrial Loans	35,673	41,637	—	22,780
Construction Loans	21,179	44,797	—	35,379
Consumer:
Auto loans	—	—	—	—
Finance leases	—	—	—	—
Other consumer loans	2,615	3,570	—	2,443

	$226,018	$275,063	$—	$254,147

With an allowance recorded:
FHA/VA-Guaranteed loans	$—	$—	$—	$—
Other residential mortgage loans	462,663	518,446	47,171	447,491
Commercial:
Commercial mortgage loans	310,030	330,117	50,959	316,535
Commercial and Industrial Loans	284,357	363,012	80,167	239,757
Construction Loans	159,504	275,398	39,572	154,680
Consumer:
Auto loans	11,432	11,432	1,456	11,090
Finance leases	2,019	2,019	78	1,987
Other consumer loans	9,271	10,047	2,346	8,912

	$1,239,276	$1,510,471	$221,749	$1,180,452

Total:
FHA/VA-Guaranteed loans	$—	$—	$—	$—
Other residential mortgage loans	584,719	648,752	47,171	595,616
Commercial:
Commercial mortgage loans	354,525	384,870	50,959	361,955
Commercial and Industrial Loans	320,030	404,649	80,167	262,537
Construction Loans	180,683	320,195	39,572	190,059
Consumer:
Auto loans	11,432	11,432	1,456	11,090
Finance leases	2,019	2,019	78	1,987
Other consumer loans	11,886	13,617	2,346	11,355

	$1,465,294	$1,785,534	$221,749	$1,434,599

Interest income of approximately $8.7 and $24.2 million was recognized on impaired loans for the third quarter and nine-month period ended September 30, 2012, respectively.

The following tables show the activity for impaired loans and the related specific reserve for the quarter and nine-month period ended September 30, 2013:

	Quarter Ended	Nine-Month Period Ended
	September 30, 2013 (In thousands)
Impaired Loans:
Balance at beginning of period	$908,245	$1,465,294
Loans determined impaired during the period	57,520	208,298
Net charge-offs	(19,703)	(291,675)
Loans sold, net of charge-offs	—	(201,409)
Increases to impaired loans- additional disbursements	383	6,403
Transfer of loans to held for sale, net of charges-offs	—	(147,100)
Foreclosures	(2,306)	(25,151)
Loans no longer considered impaired	(12,412)	(38,201)
Paid in full or partial payments	(27,218)	(71,950)

Balance at end of period	$904,509	$904,509

	Quarter Ended	Nine-Month Period Ended
	September 30, 2013
	(In thousands)
Specific Reserve:
Balance at beginning of period	$114,953	$221,749
Provision for loan losses	10,925	176,101
Net charge-offs	(19,703)	(291,675)

Balance at end of period	$106,175	$106,175

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

(In thousands)	At acquisition
Purchased Credit- Impaired Loans
Contractually outstanding principal and interest at acquisition	$34,577
Less: Nonaccretable difference	(15,408)

Cash flows expected to be collected at acquisition	19,169
Less: Accretable yield	(3,451)

Fair value of loans acquired	$15,718

Outstanding balance and Carrying value of PCI loans

The table below presents the outstanding contractual balance and carrying value of the PCI Loans as of September 30, 2013 and December 31, 2012:

(In thousands)	Purchased Credit- Impaired Loans (September 30, 2013)	Purchased Credit- Impaired Loans (December 31, 2012)
Contractual balance	$23,921	$28,778
Carrying value	5,963	10,602

Changes in accretable yield of acquired loans

Subsequent to acquisition, the Corporation is required to periodically evaluate its estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and nonaccretable difference or reclassifications from nonaccretable yield to accretable. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows due to further credit deterioration will generally result in an impairment charge recognized in the Corporation’s provision for loan and lease losses, resulting in an increase to the allowance for loan losses. During the first nine months of 2013, the Corporation did not record charges to the provision for loan losses related to PCI loans.

The following table presents changes in the accretable yield related to the PCI loans acquired from FIA:

(In thousands)
PCI Loans
Accretable yield at acquisition	$3,451
Accretion recognized in earnings	(1,280)

Accretable yield as of December 31, 2012	2,171
Reclassification to nonaccretable	(1,352)
Accretion recognized in earnings	(819)

Accretable yield as of September 30, 2013	$—

During the first nine months of 2013, the Corporation purchased $185.4 million of residential mortgage loans consistent with a strategic program established by the Corporation in 2005 to purchase ongoing residential mortgage loan production from mortgage bankers in Puerto Rico. Generally, the loans purchased from mortgage bankers were conforming residential mortgage loans. Purchases of conforming residential mortgage loans provide the Corporation the flexibility to retain or sell the loans, including through securitization transactions depending upon whether the Corporation wants to retain high-yielding loans and improve net interest margins or generate profits by selling loans. When the Corporation sells such loans, it generally keeps the servicing of the loans.

In the ordinary course of business, the Corporation sells residential mortgage loans (originated or purchased) to the Government National Mortgage Association (“GNMA”) and government-sponsored entities (“GSEs”). GNMA and GSEs, such as Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”), generally securitize the transferred loans into mortgage-backed securities for sale into the secondary market. The Corporation sold approximately $189.8 million of performing residential mortgage loans to FNMA and FHLMC during the first nine months of 2013. Also, the Corporation securitized $300.2 million of FHA/VA mortgage loans into GNMA mortgage-backed securities during the first nine months of 2013. The Corporation’s continuing involvement in these loan sales consists primarily of servicing the loans. In addition, the Corporation agreed to repurchase loans when it breaches any of the representations and warranties included in the sale agreement. These representations and warranties are consistent with the GSEs’ selling and servicing guidelines (i.e., ensuring that the mortgage was properly underwritten according to established guidelines).

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

During the first nine months of 2013, the Corporation repurchased pursuant to its repurchase option with GNMA $27.6 million of loans previously sold to GNMA. The principal balance of these loans is fully guaranteed and the risk of loss related to repurchases is generally limited to the difference between the delinquent interest payment advanced to GNMA computed at the loan’s interest rate and the interest payments reimbursed by FHA, which are computed at a pre-determined debenture rate. Repurchases of GNMA loans allow the Corporation, among other things, to maintain acceptable delinquency rates on outstanding GNMA pools and remain as a seller and servicer in good standing with GNMA. The Corporation generally remediates any breach of representations and warranties related to the underwriting of such loans according to established GNMA guidelines without incurring losses. The Corporation does not maintain a liability for estimated losses as a result of breaches in representations and warranties.

Loan sales to FNMA and FHLMC are without recourse in relation to the future performance of the loans. The Corporation repurchased at par loans previously sold to FNMA and FHLMC in the amount of $4.0 million during the first nine months of 2013. The Corporation’s risk of loss with respect to these loans is also minimal as these repurchased loans are generally performing loans with documentation deficiencies. The amount of loan repurchases over the last three years represents less than 2% of total sales of loans to FNMA and FHLMC and subsequent losses are estimated to have been less than $0.3 million. As a consequence, the Corporation does not maintain a liability for estimated losses on loans expected to be repurchased as a result of breaches in loan and servicer representations and warranties.

Bulk Sales of Assets and Transfer of Loans to Held For Sale

On June 21, 2013, the Corporation announced that it had completed a sale of non-performing residential mortgage loans with a book value of $203.8 million and OREO properties with a book value of $19.2 million in a cash transaction. The sales price of this bulk sale was $128.3 million. Approximately $30.1 million of reserves had already been allocated to the loans. This transaction resulted in total charge-offs of $98.0 million and an incremental loss of $69.8 million, reflected in the provision for loan and lease losses for the first nine months of 2013. In addition, the Corporation recorded $3.1 million of professional service fees specifically related to this bulk sale of non-performing residential assets. This transaction resulted in a total pre-tax loss of $72.9 million.

On March 28, 2013, the Corporation completed the sale of adversely classified loans with a book value of $211.4 million ($100.1 million of commercial and industrial loans, $68.8 million of commercial mortgage loans, $41.3 million of construction loans, and $1.2 million of residential mortgage loans), and $6.3 million of OREO properties in a cash transaction. Included in the bulk sale was $185.0 million of non-performing assets. The sales price of this bulk sale was $120.2 million. Approximately $39.9 million of reserves had already been allocated to the loans. This transaction resulted in total charge-offs of $98.5 million and an incremental loss of $58.9 million, reflected in the provision for loan and lease losses for the first nine months of 2013. In addition, the Corporation recorded $3.9 million of professional fees specifically related to this bulk sale of assets. This transaction resulted in a total pre-tax loss of $62.8 million.

In addition, during the first quarter of 2013, the Corporation transferred to held for sale non-performing loans with an aggregate book value of $181.6 million. These transfers resulted in charge-offs of $36.0 million and an incremental loss of $5.2 million reflected in the provision for loan and lease losses for the first nine months of 2013.

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

Furthermore, in the third quarter of 2013, approximately $6.4 million of construction loan held for sale participations were paid-off, resulting in a gain of $0.3 million included as part of “Other income” in the third quarter of 2013.

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

Loan Portfolio Concentration

The Corporation’s primary lending area is Puerto Rico. The Corporation’s banking subsidiary, First Bank, also lends in the USVI and BVI markets and in the United States (principally in the state of Florida). Of the total gross loans held for investment of $9.5 billion as of September 30, 2013, approximately 85% have credit risk concentration in Puerto Rico, 9 % in the United States, and 6 % in the USVI and BVI.

As of September 30, 2013, the Corporation had $326.7 million outstanding in credit facilities granted to the Puerto Rico government, its municipalities and public corporations, compared to $158.4 million as of December 31, 2012, and $40.9 million granted to the government of the Virgin Islands, compared to $35.5 million as of December 31, 2012. Approximately $199.0 million of the granted facilities to the Puerto Rico government or political subdivisions consists of loans to municipalities for which, in most cases, the good faith, credit, and unlimited taxing power of the applicable municipality has been pledged to their repayment. Approximately $79.6 million consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power. Public corporations have varying degrees of independence from the central government and many receive appropriations or other payments from it. Approximately $48.1 million consists of loans to units of the Puerto Rico central government. Furthermore, the Corporation had $198.9 million outstanding as of September 30, 2013 in financing to the hotel industry in Puerto Rico guaranteed by the Puerto Rico Tourism Development Fund.

The Puerto Rico economy has been in a recession since March 2006. For fiscal years 2007, 2008, 2009, 2010 and 2011, the Puerto Rico’s real gross national product decreased by 1.2%, 2.9%, 3.8%, 3.6%, and 1.6%, respectively. According to the latest information and projections issued by the Puerto Rico Planning Board, in fiscal year 2012, the Puerto Rico’s real gross national product, increased by 0.1% and, is projected to decrease by 0.03% for fiscal year 2013 and 0.8% for 2014.

The Puerto Rico government has faced fiscal challenges, including an imbalance between its General Fund total revenues and expenditures. The imbalance reached its highest level in fiscal year 2009, when the deficit was approximately $2.86 billion. Since that time, the Puerto Rico government has been able to reduce its deficit every year, except fiscal year 2012, through various measures designed to increase revenues and reduce expenses. The projected deficit for fiscal year 2014 is expected to decline to $820 million.

The Corporation cannot predict at this time the impact that the current fiscal situation of the Commonwealth of Puerto Rico and the various legislative and other measures adopted and to be adopted by the Puerto Rico government in response to such fiscal situation will have on the Puerto Rico economy and on the Corporation’s financial condition and results of operations.

In addition to loans extended to government entities, the largest loan to one borrower as of September 30, 2013 in the amount of $244.6 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual real-estate loans, mostly 1-4 single family residential mortgage loans.

Troubled Debt Restructurings

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans in the U.S. mainland fit the definition of a troubled debt restructuring (a “TDR”). A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of September 30, 2013, the Corporation’s total TDR loans held for investment of $636.9 million consisted of $335.0 million of residential mortgage loans, $102.0 million of commercial and industrial loans, $154.5 million of commercial mortgage loans, $19.3 million of construction loans, and $26.2 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $0.8 million as of September 30, 2013.

The Corporation’s loss mitigation programs for residential mortgage and consumer loans can provide for one or a combination of the following: movement of interest past due to the end of the loan, extension of the loan term, deferral of principal payments for a significant period of time, and reduction of interest rates either permanently (offered up to 2010) or for a period of up to two years (step-up rates). Additionally, in certain cases, the restructuring may provide for the forgiveness of contractually due principal or interest. Uncollected interest is added to the end of the loan term at the time of the restructuring and not recognized as income until collected or when the loan is paid off.

These programs are available only to those borrowers who have defaulted, or are likely to default, permanently on their loan and would lose their homes in a foreclosure action absent some lender concession. Nevertheless, if the Corporation is not reasonably assured that the borrower will comply with its contractual commitment, properties are foreclosed.

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification. As of September 30, 2013, we classified an additional $3.2 million of residential mortgage loans as TDRs that were participating in or had been offered a trial modification.

For the commercial real estate, commercial and industrial, and construction portfolios, at the time of a restructuring, the Corporation determines, on a loan-by-loan basis, whether a concession was granted for economic or legal reasons related to the borrower’s financial difficulty. Concessions granted for commercial loans could include: reductions in interest rates to rates that are considered below market; extension of repayment schedules and maturity dates beyond original contractual terms; waivers of borrower covenants; forgiveness of principal or interest; or other contract changes that would be considered a concession. The Corporation mitigates loan defaults for its commercial loan portfolios through its collections function. The function’s objective is to minimize both early stage delinquencies and losses upon default of commercial loans. In the case of the commercial and industrial, commercial mortgage and construction loan portfolios, the Special Asset Group (“SAG”) focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of OREO. In addition to the management of the resolution process for problem loans, the SAG oversees collection efforts for all loans to prevent migration to the non-performing and/or adversely classified status. The SAG utilizes relationship officers, collection specialists, and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary. The SAG utilizes its collections infrastructure of workout collection officers, credit work-out specialists, in-house legal counsel, and third-party consultants. In the case of residential construction projects and large commercial loans, the function also utilizes third-party specialized consultants to monitor the residential and commercial construction projects in terms of construction, marketing and sales, and assists with the restructuring of large commercial loans. In addition, the Corporation extends, renews, and restructures loans with satisfactory credit profiles. Many commercial loan facilities are structured as lines of credit, which are mainly one year in term and therefore are required to be renewed annually. Other facilities may be restructured or extended from time to time based upon changes in the borrower’s business needs, use of funds, timing of completion of projects, and other factors. If the borrower is not deemed to have financial difficulties, extensions, renewals, and restructurings are done in the normal course of business and not considered concessions, and the loans continue to be recorded as performing.

Selected information on TDRs that includes the recorded investment by loan class and modification type is summarized in the following tables. This information reflects all TDRs:

	September 30, 2013
(In thousands)	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Other (1)	Total
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	$22,907	$6,455	$273,691	$—	$31,902	$334,955
Commercial Mortgage Loans	37,960	13,033	84,989	7	18,471	154,460
Commercial and Industrial Loans	12,304	16,371	7,188	7,365	58,728	101,956
Construction Loans	6,911	2,212	8,996	—	1,207	19,326
Consumer Loans - Auto	—	773	8,446	—	4,511	13,730
Finance Leases	—	1,066	1,224	—	—	2,290
Consumer Loans - Other	356	309	7,778	—	1,699	10,142

Total Troubled Debt Restructurings(2)	$80,438	$40,219	$392,312	$7,372	$116,518	$636,859

(1)	Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation or a combination of the concessions listed in the table.
(2)	Included in the bulk sales of assets completed during the first half of 2013 was $188.1 million of TDRs, and the transfer of loans to held for sale included TDRs with a book value of $158.4 million at the time of the transfer. The carrying value of TDRs held for sale amounted to $71.0 million as of September 30, 2013.

	December 31, 2012
(In thousands)	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance agreement (1)	Other (2)	Total
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	$21,288	$4,178	$338,731	$—	$—	$47,687	$411,884
Commercial Mortgage Loans	103,203	15,578	105,695	46,855	—	16,332	287,663
Commercial and Industrial Loans	28,761	15,567	26,054	11,951	9,492	41,244	133,069
Construction Loans	6,441	4,195	9,160	—	61,898	4,499	86,193
Consumer Loans - Auto	—	1,012	7,452	—	—	2,968	11,432
Finance Leases	—	1,512	507	—	—	—	2,019
Consumer Loans - Other	451	438	6,472	—	—	2,109	9,470

Total Troubled Debt Restructurings	$160,144	$42,480	$494,071	$58,806	$71,390	$114,839	$941,730

(1)	Mainly related to one construction relationship amounting to $53.4 million transferred to held for sale in 2013.
(2)	Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation or a combination of the concessions listed in the table.

The following table presents the Corporation’s TDR activity:

(In thousands)	Quarter Ended	Nine-Month Period Ended
	September 30, 2013
Beginning balance of TDRs	$613,129	$941,730
New TDRs	46,089	110,687
Increases to existing TDRs - additional disbursements	284	2,802
Charge-offs post modification	(1,497)	(125,257)
Sales, net of charge-offs	—	(104,915)
Foreclosures	(1,425)	(7,537)
Removed from TDR classification	(185)	(6,603)
TDRs transferred to held for sale	—	(131,649)
Paid-off and partial payments	(19,536)	(42,399)

Ending balance of TDRs	$636,859	$636,859

TDRs are classified as either accrual or nonaccrual loans. A loan on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure generally for a minimum of six months and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loans being returned to accrual at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Loan modifications increase the Corporation’s interest income by returning a non-performing loan to performing status, if applicable, increase cash flows by providing for payments to be made by the borrower, and avoid increases in foreclosure and OREO costs. The Corporation continues to consider a modified loan as an impaired loan for purposes of estimating the allowance for loan and lease losses. A TDR loan that specifies an interest rate that at the time of the restructuring is greater than or equal to the rate the Corporation is willing to accept for a new loan with comparable risk may not be reported as a TDR or an impaired loan in the calendar years subsequent to the restructuring if it is in compliance with its modified terms. During the nine-month period ended September 30, 2013, $6.6 million was removed from the TDR classification, as reflected in the table above.

The following table provides a breakdown between accrual and nonaccrual status of TDRs:

(In thousands)	September 30, 2013
	Accrual	Nonaccrual (1)(2)	Total TDRs
Non-FHA/VA Residential Mortgage loans	$270,211	$64,744	$334,955
Commercial Mortgage Loans	83,572	70,888	154,460
Commercial and Industrial Loans	53,664	48,292	101,956
Construction Loans	1,164	18,162	19,326
Consumer Loans - Auto	8,163	5,567	13,730
Finance Leases	2,207	83	2,290
Consumer Loans - Other	8,163	1,979	10,142

Total Troubled Debt Restructurings	$427,144	$209,715	$636,859

(1)	Included in non-accrual loans are $78.4 million in loans that are performing under the terms of the restructuring agreement but are reported in non-accrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability.
(2)	Excludes non-accrual TDRs held for sale with a carrying value of $71.0 million as of September 30, 2013.

(In thousands)	December 31, 2012
	Accrual	Nonaccrual (1)	Total TDRs
Non- FHA/VA Residential Mortgage loans	$287,198	$124,686	$411,884
Commercial Mortgage Loans	163,079	124,584	287,663
Commercial and Industrial Loans	36,688	96,381	133,069
Construction Loans	2,554	83,639	86,193
Consumer Loans - Auto	6,615	4,817	11,432
Finance Leases	1,900	119	2,019
Consumer Loans - Other	6,744	2,726	9,470

Total Troubled Debt Restructurings	$504,778	$436,952	$941,730

(1)	Included in non-accrual loans are $197.2 million in loans that are performing under the terms of the restructuring agreement but are reported in non-accrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability.

TDRs exclude restructured mortgage loans that are government guaranteed (i.e., FHA/VA loans) in an amount totaling $94.4 million. The Corporation excludes government guaranteed loans from TDRs given that in the event that the borrower defaults on the loan, the principal and interest (debenture rate) are guaranteed by the U.S. government; therefore, the risk of loss on these types of loans is very low. The Corporation does not consider loans with government guarantees to be impaired loans for the purpose of calculating the allowance for loan and lease losses.

Loan modifications that are considered TDRs completed during the quarter and nine-month period ended September 30, 2013 and 2012 were as follows:

(Dollars in thousands)	Quarter ended September 30, 2013
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	140	$29,530	$29,984
Commercial Mortgage Loans	15	4,481	4,586
Commercial and Industrial Loans	13	8,528	7,925
Construction Loans	3	133	136
Consumer Loans - Auto	149	2,006	2,006
Finance Leases	16	334	334
Consumer Loans - Other	271	1,118	1,118

Total Troubled Debt Restructurings	607	$46,130	$46,089

(Dollars in thousands)	Nine-Month period ended September 30, 2013
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	253	$42,628	$43,106
Commercial Mortgage Loans	16	4,972	5,077
Commercial and Industrial Loans	21	76,579	50,588
Construction Loans	8	536	539
Consumer Loans - Auto	434	5,874	5,874
Finance Leases	54	1,063	1,063
Consumer Loans - Other	1,001	4,440	4,440

Total Troubled Debt Restructurings	1,787	$136,092	$110,687

(Dollars in thousands)	Quarter ended September 30, 2012
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	147	$23,421	$23,431
Commercial Mortgage Loans	14	57,100	57,100
Commercial and Industrial Loans	11	1,278	1,271
Construction Loans	3	4,380	4,380
Consumer Loans - Auto	156	2,044	2,044
Finance Leases	24	462	462
Consumer Loans - Other	304	1,986	1,986

Total Troubled Debt Restructurings	659	$90,671	$90,674

(Dollars in thousands)	Nine-Month period ended September 30, 2012
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	403	$64,412	$64,773
Commercial Mortgage Loans	35	100,036	100,072
Commercial and Industrial Loans	47	33,162	29,593
Construction Loans	8	9,671	9,661
Consumer Loans - Auto	445	5,473	5,430
Finance Leases	76	1,384	1,384
Consumer Loans - Other	827	5,289	5,289

Total Troubled Debt Restructurings	1,841	$219,427	$216,202

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

Loan modifications considered TDRs that defaulted during the quarters and nine-month periods ended September 30, 2013 and September 30, 2012 and had become TDRs during the 12-months preceding the default date were as follows:

	Quarter ended September 30,
(Dollars in thousands)	2013		2012
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment

Non-FHA/VA Residential Mortgage loans	11	$1,934	49	$8,031
Commercial Mortgage Loans	—	—	1	338
Commercial and Industrial Loans	—	—	1	1,910
Construction Loans	—	—	—	—
Consumer Loans - Auto	—	—	3	38
Consumer Loans - Other	—	—	6	37
Finance Leases	1	18	—	—

Total	12	$1,952	60	$10,354

	Nine-Month Period Ended September 30,
(Dollars in thousands)	2013		2012
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment

Non-FHA/VA Residential Mortgage loans	75	$11,549	137	$20,841
Commercial Mortgage Loans	1	46,102	9	5,549
Commercial and Industrial Loans	2	3,829	5	8,189
Construction Loans	3	252	2	8,382
Consumer Loans - Auto	7	54	39	431
Consumer Loans - Other	40	219	12	155
Finance Leases	3	38	1	27

Total	131	$62,043	205	$43,574

For certain TDRs, the Corporation splits the loans into two new notes, A and B notes. The A note is restructured to comply with the Corporation’s lending standards at current market rates, and is tailored to suit the customer’s ability to make timely interest and principal payments. The B note includes the granting of the concession to the borrower and varies by situation. The B note is charged off but the obligation is not forgiven to the borrower, and any payments collected are accounted for as recoveries. At the time of restructuring, the A note is identified and classified as a TDR. If the loan performs for at least six months according to the modified terms, the A note may be returned to accrual status. The borrower’s payment performance prior to the restructuring is included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring. In the periods following the calendar year in which a loan is restructured, the A note may no longer be reported as a TDR if it is on accrual, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the restructure).

The recorded investment in loans held for investment restructured using the A/B note restructure workout strategy was approximately $90.9 million at September 30, 2013. The following table provides additional information about the volume of this type of loan restructuring and the effect on the allowance for loan and lease losses in the first nine months of 2013 and 2012:

(In thousands)	September 30, 2013	September 30, 2012
Principal balance deemed collectible at end of period	$90,914	$128,651

Amount charged off	$25,389	$2,735

Charges to the provision for loan losses	$567	$1,939

Allowance for loan losses at end of period	$1,588	$5,951

Of the loans held for investment comprising the $90.9 million that have been deemed collectible, approximately $89.1 million were placed in accrual status as the borrowers have exhibited a period of sustained performance. These loans continue to be individually evaluated for impairment purposes.

NOTE 7 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The changes in the allowance for loan and lease losses were as follows:

(In thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total
Quarter ended September 30, 2013
Allowance for loan and lease losses:
Beginning balance	$35,581	$88,013	$87,677	$34,728	$55,048	$301,047
Charge-offs	(8,698)	(5,944)	(7,419)	(1,824)	(15,559)	(39,444)
Recoveries	241	26	1,701	1,895	1,718	5,581
Provision	4,663	(59)	1,090	1,304	15,197	22,195

Ending balance	$31,787	$82,036	$83,049	$36,103	$56,404	$289,379

Ending balance: specific reserve for impaired loans	$17,982	$28,316	$34,438	$21,785	$3,654	$106,175

Ending balance: purchased credit-impaired loans	$—	$—	$—	$—	$—	$—

Ending balance: general allowance	$13,805	$53,720	$48,611	$14,318	$52,750	$183,204

Loans held for investment:
Ending balance	$2,519,457	$1,857,794	$2,908,347	$163,610	$2,059,426	$9,508,634

Ending balance: impaired loans	$397,025	$205,654	$200,285	$73,482	$28,063	$904,509

Ending balance: purchased credit-impaired loans	$—	$—	$—	$—	$5,963	$5,963

Ending balance: loans with general allowance	$2,122,432	$1,652,140	$2,708,062	$90,128	$2,025,400	$8,598,162

(In thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total
Nine-Month period ended September 30, 2013
Allowance for loan and lease losses:
Beginning balance	$68,354	$97,692	$146,900	$61,600	$60,868	$435,414
Charge-offs	(25,351)	(25,214)	(54,849)	(30,070)	(46,673)	(182,157)
Charge-offs related to bulk sales	(98,972)	(40,057)	(44,678)	(12,784)	—	(196,491)
Recoveries	868	64	3,460	2,042	5,397	11,831
Provision	86,888	38,860	41,656	16,566	36,812	220,782
Reclassification (1)	—	10,691	(9,440)	(1,251)	—	—

Ending balance	$31,787	$82,036	$83,049	$36,103	$56,404	$289,379

Ending balance: specific reserve for impaired loans	$17,982	$28,316	$34,438	$21,785	$3,654	$106,175

Ending balance: purchased credit-impaired loans	$—	$—	$—	$—	$—	$—

Ending balance: general allowance	$13,805	$53,720	$48,611	$14,318	$52,750	$183,204

Loans held for investment:
Ending balance	$2,519,457	$1,857,794	$2,908,347	$163,610	$2,059,426	$9,508,634

Ending balance: impaired loans	$397,025	$205,654	$200,285	$73,482	$28,063	$904,509

Ending balance: purchased credit-impaired loans	$—	$—	$—	$—	$5,963	$5,963

Ending balance: loans with general allowance	$2,122,432	$1,652,140	$2,708,062	$90,128	$2,025,400	$8,598,162

(1)	Refer to Note 6 for information about the reclassification of certain loans between commercial and industrial, construction, and commercial mortgage made in the second quarter of 2013.

(In thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

Quarter ended September 30, 2012
Allowance for loan and lease losses:
Beginning balance	$67,440	$100,846	$166,021	$67,858	$54,988	$457,153
Charge-offs	(7,586)	(5,681)	(12,795)	(9,012)	(9,444)	(44,518)
Recoveries	228	679	534	686	1,817	3,944
Provision (release)	9,083	(6,617)	8,117	6,379	11,990	28,952

Ending balance	$69,165	$89,227	$161,877	$65,911	$59,351	$445,531

Ending balance: specific reserve for impaired loans	$49,640	$51,351	$57,001	$33,349	$2,813	$194,154

Ending balance: purchased credit-impaired loans	$—	$—	$—	$—	$—	$—

Ending balance: general allowance	$19,525	$37,876	$104,876	$32,562	$56,538	$251,377

Loans held for investment:
Ending balance	$2,762,418	$1,459,118	$3,627,646	$352,891	$1,986,091	$10,188,164

Ending balance: impaired loans	$594,788	$363,533	$238,512	$178,462	$24,843	$1,400,138

Ending balance: purchased credit-impaired loans	$—	$—	$—	$—	$12,741	$12,741

Ending balance: loans with general allowance	$2,167,630	$1,095,585	$3,389,134	$174,429	$1,948,507	$8,775,285

(In thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

Nine-Month period ended September 30, 2012
Allowance for loan and lease losses:
Beginning balance	$68,678	$108,991	$164,490	$91,386	$60,372	$493,917
Charge-offs	(27,976)	(15,588)	(35,494)	(42,908)	(29,327)	(151,293)
Recoveries	676	721	2,179	4,004	5,294	12,874
Provision	27,787	(4,897)	30,702	13,429	23,012	90,033

Ending balance	$69,165	$89,227	$161,877	$65,911	$59,351	$445,531

Ending balance: specific reserve for impaired loans	$49,640	$51,351	$57,001	$33,349	$2,813	$194,154

Ending balance: purchased credit-impaired loans	$—	$—	$—	$—	$—	$—

Ending balance: general allowance	$19,525	$37,876	$104,876	$32,562	$56,538	$251,377

Loans held for investment:
Ending balance	$2,762,418	$1,459,118	$3,627,646	$352,891	$1,986,091	$10,188,164

Ending balance: impaired loans	$594,788	$363,533	$238,512	$178,462	$24,843	$1,400,138

Ending balance: purchased credit-impaired loans	$—	$—	$—	$—	$12,741	$12,741

Ending balance: loans with general allowance	$2,167,630	$1,095,585	$3,389,134	$174,429	$1,948,507	$8,775,285

The bulk sale of approximately $217.7 million of adversely classified assets in the first quarter of 2013, mainly commercial loans, resulted in charge-offs of approximately $98.5 million. In determining the historical loss rate for the computation of the general reserve for commercial loans, the Corporation includes the portion of these charge-offs that was related to the acceleration of previously reserved credit losses amounting to approximately $39.9 million. The Corporation considered that the portion not deemed to be credit-related losses was not indicative of the ultimate losses that may have occurred had the assets been resolved on an individual basis, over time and not in a steeply discounted bulk sale. A transaction, such as this one, entered into to expedite the reduction of non-performing and adversely classified assets, can result in charge-offs that are not reflective of true credit-related charge-off history since there is a component related to the discounted value realized on a bulk sale basis. Accordingly, the Corporation concluded that it is reasonable to exclude the component related to the discounted value from its historical charge-offs analysis used in estimating its allowance for loan losses.

As of September 30, 2013, the Corporation maintained a $0.9 million reserve for unfunded loan commitments mainly related to outstanding construction and commercial and industrial loan commitments. The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments at the balance sheet date. It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statement of financial condition.

NOTE 8 – LOANS HELD FOR SALE

The Corporation’s loans held-for-sale portfolio was composed of:

	September 30, 2013	December 31, 2012
	(In thousands)
Residential mortgage loans	$34,358	$82,753
Construction loans	49,824	—
Commercial and Industrial loans	—	1,178
Commercial mortgage loans	30,410	1,463

Total	$114,592	$85,394

Non-performing loans held for sale totaled $80.2 million as of September 30, 2013 ($30.4 million commercial mortgage and $49.8 million construction loans) and $2.2 million ($1.1 million commercial and industrial and $1.1 million commercial mortgage) as of December 31, 2012. As previously discussed, during the first quarter of 2013, the Corporation transferred to held for sale $181.6 million of non-performing loans. In connection with the transfer, the Corporation recorded charge-offs of $36.0 million in the first quarter of 2013.

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

Furthermore, in the third quarter of 2013 approximately $6.4 million of construction loan held for sale participations were paid-off, resulting in a gain of $0.3 million, recorded as part of “Other income” in the third quarter of 2013.

The Corporation continues with its effort to resolve and dispose its non-performing commercial and construction loans held for sale.

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

The Corporation designates a derivative as a fair value hedge, a cash flow hedge or an economic undesignated hedge when it enters into the derivative contract. As of September 30, 2013 and December 31, 2012, all derivatives held by the Corporation were considered economic undesignated hedges. These undesignated hedges are recorded at fair value with the resulting gain or loss recognized in current earnings.

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

Interest rate swaps - Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of September 30, 2013 and December 31, 2012, most of the interest rate swaps outstanding are used for protection against rising interest rates. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.

Forward Contracts - Forward contracts are sales of to-be-announced (“TBA”) mortgage-backed securities that will settle over the standard delivery date and do not qualify as “regular way” security trades. Regular-way security trades are contracts with no net settlement provision and no market mechanism to facilitate net settlement and they provide for delivery of a security within the time generally established by regulations or conventions in the market place or exchange in which the transaction is being executed. The forward sales are considered derivative instruments that need to be marked-to-market. These securities are used to economically hedge the FHA/VA residential mortgage loan securitizations of the mortgage-banking operations. Unrealized gains (losses) are recognized as part of mortgage banking activities in the Consolidated Statements of Income (Loss).

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

The following table summarizes the notional amounts of all derivative instruments:

	Notional Amounts
	As of September 30, 2013	As of December 31, 2012
	(In thousands)
Economic undesignated hedges:
Interest rate contracts:
Interest rate swap agreements used to hedge loans	$31,187	$38,097
Written interest rate cap agreements	38,697	—
Purchased interest rate cap agreements	38,697	—
Forward Contracts:
Sale of TBA GNMA MBS pools	33,500	6,000

	$142,081	$44,097

Notional amounts are presented on a gross basis with no netting of offsetting exposure positions.

The following table summarizes the fair value of derivative instruments and the location of the derivative instruments in the Statement of Financial Condition:

	Asset Derivatives			Liability Derivatives
	Statement of Financial	September 30, 2013	December 31, 2012		September 30, 2013	December 31, 2012
	Condition Location	Fair Value	Fair Value	Statement of Financial Condition Location	Fair Value	Fair Value
	(In thousands)

Economic undesignated hedges:
Interest rate contracts:
Interest rate swap agreements used to hedge loans	Other assets	$193	$288	Accounts payable and other liabilities	$4,350	$5,776
Written interest rate cap agreements	Other assets	—	—	Accounts payable and other liabilities	80	—
Purchased interest rate cap agreements	Other assets	79	—	Accounts payable and other liabilities	—	—
Forward Contracts:
Sales of TBA GNMA MBS pools	Other assets	2	3	Accounts payable and other liabilities	582	5

		$274	$291		$5,012	$5,781

The following table summarizes the effect of derivative instruments on the Statement of Income (Loss):

		Gain (or Loss)		Gain (or Loss)
	Location of Gain or (loss)	Quarter Ended		Nine-Month Period Ended
	Recognized in Income on	September 30,		September 30,
(In thousands)	Derivatives	2013	2012	2013	2012
		(In thousands)
Economic undesignated hedges:
Interest rate contracts:
Interest rate swap agreements used to hedge fixed-rate loans	Interest income - Loans	$232	$170	$1,331	$469
Written and purchased interest rate cap agreements	Interest income - Loans	—	—	9	—
Forward contracts:
Sales of TBA GNMA MBS pools	Mortgage banking activities	(1,444)	(47)	(578)	(4)

Total (loss) gain on derivatives		$(1,212)	$123	$762	$465

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

A summary of interest rate swaps follows:

	As of September 30, 2013	As of December 31, 2012
	(Dollars in thousands)

Pay fixed/receive floating :
Notional amount	$31,187	$38,097
Weighted-average receive rate at period end (1)	1.87%	2.06%
Weighted-average pay rate at period end	6.78%	6.82%

(1)	Floating rates range from 167 to 187 basis points over 3-month LIBOR

As of September 30, 2013, the Corporation has not entered into any derivative instrument containing credit-risk-related contingent features.

NOTE 10 – OFFSETTING OF ASSETS AND LIABILITIES

The Corporation enters into master agreements with counterparties that may allow for netting of exposures in the event of default, primarily related to derivatives and repurchase agreements. The following table presents information about the offsetting of financial assets and liabilities as well as derivative assets and liabilities:

Offsetting of Financial Assets and Derivative Assets

In thousands
As of September 30, 2013
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
Description
Derivatives	$79	$—	$79	$(79)	$—	$—

As of December 31, 2012
Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount

Description
Derivatives	$—	$—	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities

In thousands
As of September 30, 2013
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount

Description
Derivatives	$4,350	$—	$4,350	$(4,350)	$—	$—
Repurchase agreements	600,000	—	600,000	(600,000)	—	—

Total	$604,350	$—	$604,350	$(604,350)	$—	$—

As of December 31, 2012
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount

Description
Derivatives	$5,486	$—	$5,486	$(5,486)	$—	$—
Repurchase agreements	600,000	—	600,000	(600,000)	—	—

Total	$605,486	$—	$605,486	$(605,486)	$—	$—

NOTE 11 – GOODWILL AND OTHER INTANGIBLES

Goodwill as of September 30, 2013 and December 31, 2012 amounted to $28.1 million, recognized as part of “Other Assets” in the Consolidated Statement of Financial Condition. The Corporation conducted its annual evaluation of goodwill and intangibles during the fourth quarter of 2012.

The Corporation bypassed the qualitative assessment in 2012 and proceeded directly to perform the first step of the two-step goodwill impairment test. The Step 1 evaluation of goodwill allocated to the Florida reporting unit under both valuation approaches (market and discounted cash flow analysis) indicated that the fair value of the unit was above the carrying amount of its equity book value as of the valuation date (October 1); therefore, the completion of Step 2 was not required. Based on the analysis under both the market and discounted cash flow analysis, the estimated fair value of the equity of the reporting unit was $181.5 million, which is above the carrying amount of the entity, including goodwill, which approximated $160.4 million. There have been no events related to the Florida reporting unit that could indicate potential goodwill impairment since the date of the last evaluation; therefore, no goodwill impairment evaluation was performed during the first nine months of 2013. Goodwill and other indefinite life intangibles are reviewed at least annually for impairment.

In connection with the acquisition of the FirstBank-branded credit card loan portfolio, in the second quarter of 2012, the Corporation recognized a purchased credit card relationship intangible of $24.5 million, which is being amortized over the next 8.2 years on an accelerated basis based on the estimated attrition rate of the purchased credit card accounts, which reflects the pattern in which the economic benefits of the intangible asset are consumed. These benefits are consumed as the revenue stream generated by the cardholder relationship is realized.

The following table shows the gross amount and accumulated amortization of the Corporation’s intangible assets recognized as part of Other Assets in the consolidated statement of financial condition:

	As of September 30, 2013	As of December 31, 2012

Core deposit intangible:
Gross amount	$45,844	$45,844
Accumulated amortization	(38,274)	(36,509)

Net carrying amount	$7,570	$9,335

Remaining amortization period	9.5 years	10.4 years
Purchased credit card relationship intangible:
Gross amount	$24,465	$24,465
Accumulated amortization	(3,747)	(954)

Net carrying amount	$20,718	$23,511

Remaining amortization period	8.2 years	9.0 years

For each of the quarter and nine-month period ended September 30, 2013 and 2012, the amortization expense of core deposit intangibles amounted to $0.6 million and $1.8 million, respectively. For the quarter and nine-month period ended September 30, 2013, the amortization expense of the purchased credit card relationship intangible amounted to $0.9 million and $2.8 million (2012 - $0.4 million and $0.5 million).

NOTE 12 – NON CONSOLIDATED VARIABLE INTEREST ENTITIES AND SERVICING ASSETS

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

Below is a summary of transfers of financial assets to VIEs for which the Corporation has retained some level of continuing involvement:

Ginnie Mae

The Corporation typically transfers first lien residential mortgage loans in conjunction with GNMA securitization transactions in which the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by the issuer and, as such, under seller/servicer agreements the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of September 30, 2013, the Corporation serviced loans securitized through GNMA with a principal balance of $977.1 million.

Trust Preferred Securities

In 2004, FBP Statutory Trust I, a financing subsidiary of the Corporation, sold to institutional investors $100 million of its variable rate trust-preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.1 million of FBP Statutory Trust I variable rate common securities, were used by FBP Statutory Trust I to purchase $103.1 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. Also in 2004, FBP Statutory Trust II, a statutory trust that is wholly owned by the Corporation, sold to institutional investors $125 million of its variable rate trust-preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.9 million of FBP Statutory Trust II variable rate common securities, were used by FBP Statutory Trust II to purchase $128.9 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. The debentures are presented in the Corporation’s consolidated statement of financial condition as Other Borrowings, net of related issuance costs. The variable rate trust-preferred securities are fully and unconditionally guaranteed by the Corporation. The $100 million Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and the $125 million issued in September 2004 mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Deferrable Debentures may be shortened (such shortening would result in a mandatory redemption of the variable rate trust-preferred securities). The trust-preferred securities, subject to certain limitations, qualify as Tier I regulatory capital under current applicable rules and regulations. The Collins Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act eliminates certain trust-preferred securities from Tier 1 Capital. Bank Holding Companies, such as the Corporation, must fully phase out these instruments fromTier I capital by January 1, 2016 (25% allowed in 2015 and 0% in 2016); however, these instruments may remain in Tier 2 capital until the instruments are redeemed or mature.

Grantor Trusts

During 2004 and 2005, a third party to the Corporation, from now on identified as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates. The seller initially provided the servicing for a fee, which is senior to the obligations to pay trust certificate holders. The seller then entered into a sales agreement through which it sold and issued the trust certificates in favor of the Corporation’s banking subsidiary. Currently, the Bank is the sole owner of the trust certificates; the servicing of the underlying residential mortgages that generate the principal and interest cash flows, is performed by another third party, which receives a servicing fee. The securities are variable rate securities indexed to 90-day LIBOR plus a spread. The principal payments from the underlying loans are remitted to a paying agent (servicer) who then remits interest to the Bank; interest income is shared to a certain extent with the FDIC, which has an interest only strip (“IO”) tied to the cash flows of the underlying loans and, is entitled to receive the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to the weighted average coupon of the securities. The FDIC became the owner of the IO upon the intervention of the seller, a failed financial institution. No recourse agreement exists and the risk from losses on non accruing loans and repossessed collateral is absorbed by the Bank as the sole holder of the certificates. As of September 30, 2013, the amortized balance and carrying value of Grantor Trusts amounted to $57.7 million and $42.1 million, respectively, with a weighted average yield of 2.25%.

Investment in unconsolidated entity

On February 16, 2011, FirstBank sold an asset portfolio consisting of performing and non-performing construction, commercial mortgage and C&I loans with an aggregate book value of $269.3 million to CPG/GS, an entity organized under the laws of the Commonwealth of Puerto Rico and majority owned by PRLP Ventures LLC (“PRLP”), a company created by Goldman, Sachs & Co. and Caribbean Property Group. In connection with the sale, the Corporation received $88.5 million in cash and a 35% interest in CPG/GS, and made a loan in the amount of $136.1 million representing seller financing provided by FirstBank. The loan has a 7-year maturity, bears variable interest at 30-day LIBOR plus 300 basis points and is secured by a pledge of all of the acquiring entity’s assets as well as the PRLP’s 65% ownership interest in CPG/GS. As of September 30, 2013, the carrying amount of the loan was $46.2 million, which was included in the Corporation’s Commercial and Industrial loans held for investment portfolio; the carrying value of FirstBank’s equity interest in CPG/GS was $13.2 million as of September 30, 2013, accounted for under the equity method and included as part of Investment in unconsolidated entity in the Consolidated Statements of Financial Condition. When applying the equity method, the Bank follows the Hypothetical Liquidation Book Value method (“HLBV”) to determine its share in CPG/GS’s earnings or loss. Under HLBV, the Bank determines its share in CPG/GS’s earnings or loss by determining the difference between its “claim on CPG/GS’s book value” at the end of the period as compared to the beginning of the period. This claim is calculated as the amount the Bank would receive if CPG/GS were to liquidate all of its assets at recorded amounts determined in accordance with GAAP and distribute the resulting cash to the investors, PRLP and FirstBank, according to their respective priorities as provided in the contractual agreement. The Bank reports its share of CPG/GS’s operating results on a one-quarter lag basis. In addition, as a result of using HLBV, the difference between the Bank’s investment in CPG/GS and its claim on the book value of CPG/GS at the date of the investment, known as the basis difference, is amortized over the estimated life of the investment, or five years. CPG/GS records its loans receivable under the fair value option. Equity in loss of unconsolidated entity for the nine month period ended September 30, 2013 of $10.8 million, includes $3.4 million related to the amortization of the basis differential, compared to equity in loss of unconsolidated entity of $10.9 million for the first nine months of 2012.

FirstBank also provided an $80 million advance facility to CPG/GS to fund unfunded commitments and costs to complete projects under construction, which was fully disbursed in 2011, and a $20 million working capital line of credit to fund certain expenses of CPG/GS. During 2012, CPG/GS repaid the outstanding balance of the advance facility to fund unfunded commitments, and the funds became available to redraw under a one-time revolver agreement. These loans bear variable interest at 30-day LIBOR plus 300 basis points. As of September 30, 2013, the carrying value of the revolver agreement and working capital line were $20.8 million and $0, respectively, which was included in the Corporation’s Commercial & Industrial loans held for investment portfolio.

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

The following table shows summarized unaudited income statement information of CPG/GS for the quarters and nine-months ended September 30, 2013 and 2012:

	Quarter Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Revenues, including net realized gains on sale of investments in loans and OREO	$526	$1,177	$2,245	$5,598
Gross Profit (loss)	$(2,889)	$(2,018)	$(6,557)	$(4,827)
Net Loss	$(3,709)	$(7,872)	$(1,516)	$(5,805)

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

The changes in servicing assets are shown below:

	Quarter ended		Nine-Month period ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Balance at beginning of period	$19,979	$16,592	$17,524	$15,226
Capitalization of servicing assets	2,653	1,389	6,467	4,486
Amortization	(765)	(834)	(2,351)	(2,220)
Adjustment to servicing assets for loans repurchased (1)	(14)	(124)	(344)	(629)
Adjustment to fair value	32	(363)	589	(203)

Balance at end of period	$21,885	$16,660	$21,885	$16,660

(1)	Amount represents the adjustment to fair value related to the repurchase of loans serviced for others.

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

Changes in the impairment allowance were as follows:

	Quarter ended		Nine-Month Period Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Balance at beginning of period	$115	$118	$672	$2,725
Temporary impairment charges	32	378	147	565
OTTI of servicing assets	—	—	—	(2,447)
Recoveries	(64)	(15)	(736)	(362)

Balance at end of period	$83	$481	$83	$481

The components of net servicing income are shown below:

	Quarter ended		Nine-Month Period Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Servicing fees	$1,900	$1,399	$5,513	$4,161
Late charges and prepayment penalties	101	463	532	925
Adjustment for loans repurchased	(14)	(124)	(344)	(629)
Other	(273)	—	(421)	—

Servicing income, gross	1,714	1,738	5,280	4,457
Amortization and impairment of servicing assets	(733)	(1,197)	(1,762)	(2,423)

Servicing income, net	$981	$541	$3,518	$2,034

The Corporation’s servicing assets are subject to prepayment and interest rate risks. Key economic assumptions used in determining the fair value at the time of sale ranged as follows:

	Maximum	Minimum
Nine-Month Period Ended September 30, 2013:
Constant prepayment rate:
Government guaranteed mortgage loans	10.5%	9.1%
Conventional conforming mortgage loans	10.9%	9.2%
Conventional non-conforming mortgage loans	14.3%	13.0%
Discount rate:
Government guaranteed mortgage loans	12.0%	11.5%
Conventional conforming mortgage loans	10.0%	9.5%
Conventional non-conforming mortgage loans	14.3%	13.8%
Nine-Month Period Ended September 30, 2012:
Constant prepayment rate:
Government guaranteed mortgage loans	12.4%	11.6%
Conventional conforming mortgage loans	12.8%	12.6%
Conventional non-conforming mortgage loans	13.8%	13.3%
Discount rate:
Government guaranteed mortgage loans	12.0%	12.0%
Conventional conforming mortgage loans	10.0%	10.0%
Conventional non-conforming mortgage loans	14.3%	14.3%

As of September 30, 2013, fair values of the Corporation’s servicing assets were based on a valuation model that incorporates market driven assumptions, regarding discount rates and mortgage prepayment rates, adjusted by the particular characteristics of the Corporation’s servicing portfolio. The weighted-averages of the key economic assumptions used by the Corporation in its valuation model and the sensitivity of the current aggregate fair value to immediate 10% and 20% adverse changes in those assumptions for mortgage loans as of September 30, 2013, were as follows:

(Dollars in thousands)
Carrying amount of servicing assets	$21,885
Fair value	$23,887
Weighted-average expected life (in years)	9.65

Constant prepayment rate (weighted-average annual rate)	9.37%
Decrease in fair value due to 10% adverse change	$895
Decrease in fair value due to 20% adverse change	$1,734

Discount rate (weighted-average annual rate)	10.59%
Decrease in fair value due to 10% adverse change	$1,001
Decrease in fair value due to 20% adverse change	$1,926

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship between the change in assumption and the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the servicing asset is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which may magnify or counteract the sensitivities.

NOTE 13 – DEPOSITS

The following table summarizes deposit balances:

	September 30,	December 31,
	2013	2012
	(In thousands)

Type of account:
Non-interest bearing checking accounts	$845,917	$837,387
Savings accounts	2,356,318	2,295,766
Interest-bearing checking accounts	1,147,025	1,108,053
Certificates of deposit	2,424,395	2,248,896
Brokered certificates of deposit	3,180,542	3,374,444

	$9,954,197	$9,864,546

Brokered certificates of deposit mature as follows:

September 30,
2013
(In thousands)

Three months or less	$411,531
Over three months to six months	380,847
Over six months to one year	838,678
One to three years	1,324,887
Three to five years	219,306
Over five years	5,293

Total	$3,180,542

The following are the components of interest expense on deposits:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)

Interest expense on deposits	$19,541	$27,653	$64,821	$92,569
Amortization of broker placement fees	1,912	2,300	6,094	7,607

Interest expense on deposits	$21,453	$29,953	$70,915	$100,176

NOTE 14 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (repurchase agreements) consist of the following:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)

Repurchase agreements, interest ranging from 2.45% to 3.35% (December 31, 2012- 2.45% to 3.39%)	$900,000	$900,000

Repurchase agreements mature as follows:

September 30, 2013
(In thousands)

Three years or less	$100,000
Three to five years	700,000
Over five years	100,000

Total(1)	$900,000

(1)	Includes $700 million of repurchase agreements that are callable at the option of the counterparties at different dates beginning on October 9, 2013. Also includes $700 million which are currently tied to variable rates.

As of September 30, 2013 and December 31, 2012, the securities underlying such agreements were delivered to the dealers with which the repurchase agreements were transacted.

Repurchase agreements as of September 30, 2013, grouped by counterparty, were as follows:

(Dollars in thousands)		Weighted-Average
Counterparty	Amount	Maturity (In Months)

Citigroup Global Markets	$300,000	37
JP Morgan Chase	200,000	41
Dean Witter / Morgan Stanley	100,000	49
Credit Suisse First Boston	300,000	51

	$900,000

NOTE 15 – ADVANCES FROM THE FEDERAL HOME LOAN BANK (FHLB)

The following is a summary of the advances from the FHLB:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)

Fixed-rate advances from FHLB, with a weighted-average interest rate of 1.69% (December 31, 2012 - 2.26%)	$353,440	$508,440

Advances from FHLB mature as follows:

September 30, 2013
(In thousands)

One to thirty days	$53,440
Over thirty days to ninety days	—
Over ninety days to one year	—
Over one year to three years	100,000
Over three years	200,000

Total	$353,440

As of September 30, 2013, the Corporation had additional capacity of approximately $390.7 million on its credit facility with the FHLB based on collateral pledged at the FHLB, including a haircut reflecting the perceived risk associated with holding the collateral.

NOTE 16 – OTHER BORROWINGS

Other borrowings consist of:

	September 30,	December 31,
	2013	2012
	(In thousands)
Junior subordinated debentures due in 2034, interest-bearing at a floating rate of 2.75% over 3-month LIBOR (3.00% as of September 30, 2013 and 3.06% as of December 31, 2012)	$103,093	$103,093
Junior subordinated debentures due in 2034, interest-bearing at a floating rate of 2.50% over 3-month LIBOR (2.75% as of September 30, 2013 and 2.81% as of December 31, 2012)	128,866	128,866

	$231,959	$231,959

NOTE 17 – STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2013 and December 31, 2012, the Corporation had 2,000,000,000 authorized shares of common stock with a par value of $0.10 per share. As of September 30, 2013 and December 31, 2012, there were 207,588,787 and 206,730,318 shares issued, respectively, and 207,042,785 and 206,235,465 shares outstanding, respectively. On July 30, 2009, the Corporation announced the suspension of common and preferred stock dividends effective with the preferred dividend for the month of August 2009.

In August 2013 the Corporation awarded 22,218 shares of restricted stock under the Omnibus Plan, to the independent directors subject to a one year vesting period. Also in the first nine months of 2013, the Corporation granted 716,405 shares of restricted stock to certain senior officers and certain other employees. The restrictions on such restricted stock will lapse 50% over a two-year period and 50% over a three-year period. Included in the 716,405 shares of restricted stock are 582,905 shares granted to certain senior officers consistent with the requirements of TARP. In addition, in 2013 the Corporation issued 156,331 shares of common stock as increased compensation to certain executive officers. Refer to Note 3 for additional details. As of September 30, 2013 and December 31, 2012, there were 1,435,220 and 770,507 shares of unvested restricted stock outstanding. During the first nine months of 2013, 36,485 shares of restricted stock were forfeited and the restrictions on 37,425 shares of restricted stock lapsed.

Preferred Stock

The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1, redeemable at the Corporation’s option subject to certain terms. This stock may be issued in series and the shares of each series will have such rights and preferences as are fixed by the Board of Directors when authorizing the issuance of that particular series. As of September 30, 2013, the Corporation has five outstanding series of non-convertible non-cumulative preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% non-cumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E. The liquidation value per share is $25.

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

Stock repurchase plan and treasury stock

The Corporation has a stock repurchase program under which, from time to time, it repurchases shares of common stock in the open market and holds them as treasury stock. The Corporation withheld approximately 51,149 shares from the common stock paid to certain senior officers as additional compensation to cover employee payroll and income tax withholding liabilities; these shares are also held as treasury shares. As of September 30, 2013 and December 31, 2012 the Corporation had 546,002, and 494,853 shares held as treasury stock, respectively.

FirstBank Statutory Reserve

The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to legal surplus until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus account from the retained earnings account are not available for distribution to the stockholders without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The net loss experienced in 2011 exhausted FirstBank’s statutory reserve fund. The Bank cannot pay dividends until it can replenish the reserve fund to an amount of at least 20% of the original capital contributed. As of September 30, 2013, the reserve fund amounted to $3.8 million.

NOTE 18 - INCOME TAXES

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

On June 30, 2013, the Puerto Rico Government approved Act No. 40 (“Act 40”), known as the “Tax Burden Adjustment and Redistribution Act”, which amended the Puerto Rico Internal Revenue Code of 2011 (the “2011 PR Code”), and Act No. 46 (“Act 46”), which brings changes to the sales and use tax regime. The main provisions of Act 40 that impact financial institutions include:

(i)	A new national gross receipts tax that in the case of financial institutions is 1% of gross income which is not deductible for purposes of computing net taxable income and is not part of the alternative minimum tax (“AMT”). This provision is retroactive to January 1, 2013. An expense of $4.9 million was recorded in the first nine months of 2013 related to the national gross receipts tax. This expense is included as part of “Taxes, other than income taxes” in the Consolidated Statement of Income (Loss). Subject to certain limitations, a financial institution will be able to claim a credit of 0.5% of its gross income against its regular income tax or the alternative minimum tax. A $2.5 million benefit related to this credit was recorded as a reduction to the provision for income taxes in the first nine months of 2013.

(ii)	A decrease in the deduction available to corporations for the computation of the additional surtax from $750,000 to $25,000 and a change in the surtax rate to rates that range from 5% to 19%, resulting in an increase in the maximum statutory tax rate from 30% to 39%. This provision is also retroactive to January 1, 2013. The effect on operating results in the second quarter of 2013 related to these changes was a net benefit of approximately $0.5 million, mainly due to the increase in the deferred tax asset of profitable subsidiaries. The deferred tax valuation allowance increased to $519.8 million as of September 30, 2013 from $359.9 million at December 31, 2012, as a result of changes in tax rates and operating results for the first nine months of 2013.

(iii)	A higher AMT rate (30% of the alternative minimum net income, as compared to 20% previously) and various parallel computations required to be made before determining whether an AMT liability exists. This change did not have an impact on the Corporation’s provision for income taxes recorded in the first nine months of 2013.

(iv)	The Net Operating Loss (“NOL”) carryover period increased from 10 years to 12 years for losses incurred in taxable years that commenced after December 31, 2004 and ended before January 1, 2013. The carryover period for NOL incurred during taxable years commencing after December 31, 2012 will be 10 years. The NOL deduction is now limited to 90% of taxable income for regular income tax purpose and 80% for AMT purposes.

Significant changes to the sales and use tax regime include adjustments to the Business to Business exclusion. The business to business exclusion applicable to services rendered from one registered business to another registered business remains in effect, except for certain services, that will be taxable including, among others, service charges imposed by financial institutions to other businesses (commercial clients), collection services, repairs and maintenance services of real and personal property, and computer programming including modifications to previously designed systems. The sales and use tax provisions were effective beginning on July 1, 2013.

On October 14, 2013, the Governor of Puerto Rico signed into law Act No. 117 (“Act 117”) providing additional changes and transitional provisions in connection with Act 40. In relation to the national gross receipts tax, Act 117 clarifies, among other things, that gross income subject to the special tax does not includes the following:

(i)	Dividends received from a 100% controlled domestic subsidiary. During the nine-months ended September 30, 2013, no dividends subject to this exception were received by any of the Corporation’s entities.

(ii)	Income attributable to a trade or business outside of Puerto Rico. As of September 30, 2013, the Corporation accrued approximately $0.5 million of gross receipts tax expense related to income attributable to the trade or business outside of Puerto Rico. Based on Act 117 dispositions, this expense will be reversed during the fourth quarter of 2013 when the Act was enacted.

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

The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through an International Banking Entity (“IBE”) of the Bank and through the Bank’s subsidiary, FirstBank Overseas Corporation, whose interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation. The IBE and FirsBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico. An IBE that operates as a unit of a bank pays income taxes at normal rates to the extent that the IBE net income exceeds 20% of the bank’s total net taxable income.

For the quarter and nine-month period ended September 30, 2013, the Corporation recorded income tax expense of $3.7 million and $4.3 million, respectively, compared to income tax expense of $0.8 million and $4.4 million for the same periods in 2012. The increase for the third quarter of 2013, compared to the same period in 2012, was mainly driven by an increase in reserves for uncertain tax positions as further discussed below. For the nine-month period ended September 30, 2013, the impact of the $3.0 million increase in reserves for uncertain tax positions was offset by the $2.5 million benefit related to the credit that the Corporation will be able to claim against its regular income tax or the alternative minimum tax (50% of the national gross receipts tax assessed), and the net benefit of $0.5 million related to the increase in the deferred tax asset of profitable subsidiaries due to changes in statutory tax rates. The income tax in the interim financial statements is calculated based on the income of the individual subsidiaries and the currently valid tax rates as a best possible estimate. As of September 30, 2013, the deferred tax asset, net of a valuation allowance of $519.8 million, amounted to $7.4 million compared to $4.9 million as of December 31, 2012. The increase in the deferred tax asset valuation allowance to $519.8 million as of September 30, 2013 from $359.9 million as of December 31, 2012 was mainly due to the increase in statutory tax rates and the operating results for the first nine months of 2013.

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

In assessing the weight of positive and negative evidence, a significant negative factor that resulted in the maintenance of the valuation allowance was that the Corporation’s banking subsidiary, FirstBank Puerto Rico, was in a three-year historical cumulative loss position as of September 30, 2013, mainly due to significant charges to the provision for loan and lease losses in prior years as a result of the economic downturn and the bulk sales of assets completed in 2013. As of September 30, 2013, the Corporation had a gross deferred tax asset of $529.2 million, including $372.7 million associated with net operating losses (“NOLs”). The Bank incurred all of the NOLs on or after 2009. As mentioned before, the Corporation maintained a valuation allowance of $519.8 million as of September 30, 2013 against the deferred tax asset. As of September 30, 2013, management concluded that $7.4 million of the deferred tax asset will be realized as it relates to profitable subsidiaries and to amounts that can be realized through future reversals of existing taxable temporary differences. To the extent the realization of a portion, or all, of the tax asset becomes “more likely than not” based on changes in circumstances (such as, improved earnings, changes in tax laws or other relevant changes), a reversal of that portion of the deferred tax asset valuation allowance will then be recorded.

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

The following table reconciles the balance of UTBs:

	Nine-Month Period Ended September 30,
	2013	2012
(In thousands)

Balance beginning of the year	$2,374	$2,374
Increases related to positions taken during prior years	3,102	—

Balance at end of period	$5,476	$2,374

The Corporation recorded UTBs of $5.5 million, all of which would, if recognized, affect the Corporation’s effective tax rate. The Corporation classified all interest and penalties, if any, related to tax uncertainties as income tax expense. As of September 30, 2013, the Corporation’s accrued interest that relates to tax uncertainties amounted to $1.2 million and there was no need to accrue for the payment of penalties. For the nine month period ended September 30, 2013, the total amount of interest recognized by the Corporation as part of income tax expense related to tax uncertainties was $0.1 million. The years 2007 through 2009 have been examined by the United States Internal Revenue Service (“IRS”) and disputed issues were taken to administrative appeals during 2011. During the third quarter of 2013, the Corporation increased its UTBs by $3.1 million, mainly due to changes in management judgment given the lengthy administrative appeals process and expectations as to resolution. The amount of the Corporation’s UTBs may increase or decrease for various reasons, including changes in the amounts for current tax year positions, the expiration of open income tax returns due to the expiration of statutes of limitations, changes in management’s judgment about the level of uncertainty, the status of examinations, litigation and legislative activity, and the addition, or elimination, of uncertain tax positions. During October 2013, the Corporation filed a mediation request with the IRS appeals office in an effort to expedite the resolution of the audits under their examination. Subsequent to the filling of the mediation request, the Corporation has exchanged communications with the IRS appeals office and management is working and expects the prompt resolution of this matter. However, the Corporation currently cannot reasonably estimate a range of possible changes to existing reserves.

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

Level 1	Valuations of Level 1 assets and liabilities are obtained from readily available pricing sources for market transactions involving identical assets or liabilities. Level 1 assets and liabilities include equity securities that trade in an active exchange market, as well as certain U.S. Treasury and other U.S. government and agency securities and corporate debt securities that are traded by dealers or brokers in active markets.

Level 2	Valuations of Level 2 assets and liabilities are based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include (i) mortgage-backed securities for which the fair value is estimated based on the value of identical or comparable assets, (ii) debt securities with quoted prices that are traded less frequently than exchange-traded instruments and (iii) derivative contracts and financial liabilities (e.g., medium-term notes elected to be measured at fair value) whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3	Valuations of Level 3 assets and liabilities are based on unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models for which the determination of fair value required significant management judgments estimation.

For 2013, there were no transfers into or out of Level 1, Level 2 or Level 3 measurement of the fair value hierarchy.

Financial Instruments Recorded at Fair Value on a Recurring Basis

Investment securities available for sale

The fair value of investment securities was the market value based on quoted market prices (as is the case with equity securities, Treasury notes and non-callable U.S. Agency debt securities), when available (Level 1), or market prices for identical or comparable assets (as is the case with MBS and callable U.S. agency debt) that are based on observable market parameters including benchmark yields, reported trades, quotes from brokers or dealers, issuer spreads, bids, offers and reference data including market research operations (Level 2). Observable prices in the market already consider the risk of nonperformance. If listed prices or quotes are not available, fair value is based upon models that use unobservable inputs due to the limited market activity of the instrument, as is the case with certain private label mortgage-backed securities held by the Corporation (Level 3).

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

Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments for the quarter and nine-month period ended September 30, 2013 was immaterial.

The information about the estimated fair value of financial instruments required by GAAP is presented hereunder. The fair value amounts presented do not necessarily represent management’s estimate of the underlying value of the Corporation.

Assets and liabilities measured at fair value on a recurring basis, are summarized below:

	As of September 30, 2013				As of December 31, 2012
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value

Assets:
Securities available for sale:
Equity securities	$41	$—	$—	$41	$31	$—	$—	$31
U.S. Treasury Securities	7,498	—	—	7,498	7,499	—	—	7,499
Noncallable U.S. agency debt	—	202,890	—	202,890	—	159,252	—	159,252
Callable U.S. agency debt and MBS	—	1,745,516	—	1,745,516	—	1,442,169	—	1,442,169
Puerto Rico government obligations	—	46,464	2,735	49,199	—	67,509	3,691	71,200
Private label MBS	—	—	42,185	42,185	—	—	50,926	50,926
Derivatives, included in assets:
Interest rate swap agreements	—	193	—	193	—	288	—	288
Purchased interest rate cap agreements	—	79	—	79	—	—	—	—
Forward contracts	—	2	—	2	—	3	—	3
Liabilities:
Derivatives, included in liabilities:
Interest rate swap agreements	—	4,350	—	4,350	—	5,776	—	5,776
Written interest rate cap agreement	—	80	—	80	—	—	—	—
Forward contracts	—	582	—	582	—	5	—	5

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and nine-month period ended September 30, 2013 and 2012:

	Quarter ended September 30,
	2013	2012
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale(1)	Available For Sale(1)

Beginning balance	$48,660	$61,838
Total gains or (losses) (realized/unrealized):
Included in earnings	—	(557)
Included in other comprehensive income	903	1,666
Sales	—	(1,450)
Principal repayments and amortization	(4,643)	(3,065)

Ending balance	$44,920	$58,432

(1)	Amounts mostly related to private label mortgage-backed securities.

	Nine-Month Period Ended September 30,
	2013	2012
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale(1)	Available For Sale(1)

Beginning balance	$54,617	$65,463
Total gains or (losses) (realized/unrealized):
Included in earnings	(117)	(1,933)
Included in other comprehensive income	1,763	6,722
Sales	—	(1,450)
Principal repayments and amortization	(11,343)	(10,370)

Ending balance	$44,920	$58,432

(1)	Amounts mostly related to private label mortgage-backed securities.

The table below presents qualitative information for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2013:

	September 30, 2013
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range

Investment securities available-for-sale:

Private label MBS	$42,185	Discounted cash flow	Discount rate	14.5%
			Prepayment rate	20.41% -100% (Weighted Average 32%)
			Projected cumulative loss rate	.69% -38.58% (Weighted Average 6.6%)

Puerto Rico Government Obligations	2,735	Discounted cash flow	Prepayment rate	5.95%

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

The tables below summarize changes in unrealized gains and losses recorded in earnings for the quarters and nine month period ended September 30, 2013 and 2012 for Level 3 assets and liabilities that are still held at the end of each period:

	Changes in Unrealized Losses Quarter ended September 30, 2013	Changes in Unrealized Losses Quarter ended September 30, 2012
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale	Available For Sale

Changes in unrealized losses relating to assets still held at reporting date:
Net impairment losses on investment securities (credit component)	$—	$(557)

	Changes in Unrealized Losses Nine-Month Period Ended September 30, 2013	Changes in Unrealized Losses Nine-Month Period Ended September 30, 2012
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale	Available For Sale

Changes in unrealized losses relating to assets still held at reporting date:
Net impairment losses on investment securities (credit component)	$(117)	$(1,933)

Additionally, fair value is used on a nonrecurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost or market accounting (e.g., loans held for sale carried at the lower-of-cost or fair value and repossessed assets) or write downs of individual assets (e.g., goodwill, loans).

As of September 30, 2013, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of September 30, 2013			(Losses) Gain recorded for the Quarter Ended September 30, 2013	(Losses) Gain recorded for the Nine-Month Period Ended September 30, 2013
	Level 1	Level 2	Level 3
	(In thousands)

Loans receivable (1)	$—	$—	$450,267	$(7,034)	$(24,431)
OREO (2)	—	—	133,284	(4,479)	(15,505)
Mortgage servicing rights (3)	—	—	21,885	32	589
Loans Held For Sale (4)	—	—	80,234	(397)	(10,073)

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral. The fair values are derived from external appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g. absorption rates), which are not market observable.
(2)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates), which are not market observable. Losses are related to market valuation adjustments after the transfer from the loan to the OREO portfolio.
(3)	Fair value adjustments to mortgage servicing rights were mainly due to assumptions associated with mortgage prepayment rates. The Corporation carries its mortgage servicing rights at the lower of cost or market, and, accordingly, they are measured at fair value on a non-recurring basis. Assumptions for the value of mortgage servicing rights include: Prepayment rate 9.37%, Discount Rate 10.59%.
(4)	The value of these loans was derived from external appraisals, adjusted for specific characteristics of the loans, and for loans with signed sale agreements, the value was determined based on the sales price on such agreements.

As of September 30, 2012, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of September 30, 2012			(Losses) Gain recorded for the Quarter Ended September 30, 2012	(Losses) Gain recorded for the Nine-Month Period Ended September 30, 2012
	Level 1	Level 2	Level 3
	(In thousands)

Loans receivable (1)	$—	$—	$702,308	$(19,676)	$(80,172)
Other Real Estate Owned (2)	—	—	177,001	(3,264)	(7,860)
Mortgage servicing rights (3)	—	—	16,660	(363)	(203)

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral. The fair values are derived from external appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g. absorption rates), which are not market observable.
(2)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates), which are not market observable. Losses are related to market valuation adjustments after the transfer from the loan to the OREO portfolio.
(3)	Fair value adjustments to the mortgage servicing rights were mainly due to assumptions associated with mortgage prepayments rates. The Corporation carries its mortgage servicing rights at the lower of cost or market, and, accordingly, they are measured at fair value on a non-recurring basis. Assumptions for the value mortgage servicing rights include: Prepayment Rate 12.66%, Discount Rate 11.09%.

Qualitative information regarding the fair value measurements for Level 3 financial instruments are as follows:

September 30, 2013
	Method	Inputs
Loans	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors
OREO	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors
Mortgage servicing rights	Discounted Cash Flow	Weighted average prepayment rate 9.37%; weighted average discount rate 10.59%

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

The fair value of the CDs is computed using the outstanding principal amount. The discount rates used were based on brokered CD market rates as of September 30, 2013. The fair value does not incorporate the risk of nonperformance, since interests in brokered CDs are generally sold by brokers in amounts of less than $250,000 and, therefore, insured by the FDIC.

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

The following table presents the estimated fair value and carrying value of financial instruments as of September 30, 2013 and December 31, 2012

	Total Carrying Amount in Statement of Financial Condition September 30, 2013	Fair Value Estimated September 30, 2013	Level 1	Level 2	Level 3
	(In thousands)

Assets:
Cash and due from banks and money market investments	$824,384	$824,384	$824,384	$—	$—
Investment securities available for sale	2,047,330	2,047,330	7,539	1,994,871	44,920
Other equity securities	32,096	32,096	—	32,096	—
Loans held for sale	114,592	115,913	—	35,679	80,234
Loans, held for investment	9,508,634
Less: allowance for loan and lease losses	(289,379)

Loans held for investment, net of allowance	$9,219,255	9,066,357	—	—	9,066,357

Derivatives, included in assets	274	274	—	274	—

Liabilities:
Deposits	9,954,197	9,966,416	—	9,966,416	—
Securities sold under agreements to repurchase	900,000	979,659	—	979,659	—
Advances from FHLB	353,440	350,534	—	350,534	—
Other borrowings	231,959	87,187	—	—	87,187
Derivatives, included in liabilities	5,012	5,012	—	5,012	—

	Total Carrying Amount in Statement of Financial Condition December 31, 2012	Fair Value Estimated December 31, 2012	Level 1	Level 2	Level 3
	(In thousands)

Assets:
Cash and due from banks and money market investments	$946,851	$946,851	$946,851	$—	$—
Investment securities available for sale	1,731,077	1,731,007	7,530	1,668,930	54,617
Other equity securities	38,757	38,757	—	38,757	—
Loans held for sale	85,394	87,995	—	85,354	2,641
Loans, held for investment	10,054,114
Less: allowance for loan and lease losses	(435,414)

Loans held for investment, net of allowance	$9,618,700	9,545,505	—	—	147,995

Derivatives, included in assets	291	291	—	291	—

Liabilities:
Deposits	9,864,546	9,901,297	—	9,901,297	—
Securities sold under agreements to repurchase	900,000	999,663	—	999,663	—
Advances from FHLB	508,440	512,089	—	512,089	—
Other borrowings	231,959	134,058	—	—	134,058
Derivatives, included in liabilities	5,781	5,781	—	5,781	—

NOTE 20 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Nine-Month Period Ended September 30,
	2013	2012
	(In thousands)

Cash paid for:
Interest on borrowings	$93,373	$128,193
Income tax	3,508	5,139
Non-cash investing and financing activities:
Additions to other real estate owned	54,937	133,124
Additions to auto and other repossessed assets	52,146	39,383
Capitalization of servicing assets	6,467	4,486
Loan securitizations	300,241	165,318
Loans held for investment transferred to held for sale	181,620	—

NOTE 21 – SEGMENT INFORMATION

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of September 30, 2013, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations, and Virgin Islands Operations. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Others factors such as the Corporation’s organizational chart, nature of the products, distribution channels, and the economic characteristics of the product were also considered in the determination of the reportable segments.

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

The following table presents information about the reportable segments (in thousands):

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended September 30, 2013:
Interest income	$27,307	$57,967	$43,085	$14,801	$9,201	$9,842	$162,203
Net (charge) credit for transfer of funds	(8,948)	771	(3,294)	9,223	2,248	—	—
Interest expense	—	(6,933)	—	(18,330)	(5,088)	(947)	(31,298)

Net interest income	18,359	51,805	39,791	5,694	6,361	8,895	130,905

(Provision) release for loan and lease losses	(6,040)	(15,190)	(4,516)	—	2,473	1,078	(22,195)
Non-interest income (loss)	4,812	9,261	1,133	(1,390)	281	1,871	15,968
Direct non-interest expenses	(10,073)	(30,954)	(14,039)	(3,022)	(6,847)	(10,192)	(75,127)

Segment income	$7,058	$14,922	$22,369	$1,282	$2,268	$1,652	$49,551

Average earnings assets	$1,981,707	$2,086,403	$3,842,877	$2,666,427	$766,405	$665,812	$12,009,631

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended September 30, 2012:
Interest income	$27,792	$60,306	$46,104	$11,563	$9,031	$12,168	$166,964
Net (charge) credit for transfer of funds	(12,357)	(756)	(5,933)	15,991	3,055	—	—
Interest expense	—	(7,289)	—	(26,191)	(6,903)	(1,078)	(41,461)

Net interest income	15,435	52,261	40,171	1,363	5,183	11,090	125,503

Provision for loan and lease losses	(8,453)	(12,000)	(5,892)	—	6,860	(9,467)	(28,952)
Non-interest income (loss)	4,312	9,487	1,993	(538)	491	1,580	17,325
Direct non-interest expenses	(10,330)	(26,865)	(12,607)	(1,795)	(7,735)	(9,053)	(68,385)

Segment income (loss)	$964	$22,883	$23,665	$(970)	$4,799	$(5,850)	$45,491

Average earnings assets	$2,084,719	$1,784,630	$4,478,267	$2,259,288	$704,780	$797,332	$12,109,016

	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Nine-month period ended September 30, 2013:
Interest income	$82,996	$174,210	$128,890	$38,845	$26,905	$31,252	$483,098
Net (charge) credit for transfer of funds	(28,850)	(948)	(11,034)	33,738	7,094	—	—
Interest expense	—	(20,774)	—	(60,305)	(16,788)	(2,945)	(100,812)

Net interest income	54,146	152,488	117,856	12,278	17,211	28,307	382,286

(Provision) release for loan and lease losses	(83,572)	(37,513)	(96,848)	—	4,907	(7,756)	(220,782)
Non-interest income	9,400	29,558	3,922	(67,123)	1,168	5,899	(17,176)
Direct non-interest expenses	(38,291)	(90,820)	(45,620)	(6,977)	(21,101)	(34,686)	(237,495)

Segment (loss) income	$(58,317)	$53,713	$(20,690)	$(61,822)	$2,185	$(8,236)	$(93,167)

Average earnings assets	$2,057,792	$1,970,184	$4,067,908	$2,710,260	$731,143	$666,989	$12,204,276

	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Nine-month period ended September 30, 2012:
Interest income	$82,550	$147,641	$142,375	$34,077	$28,566	$37,514	$472,723
Net (charge) credit for transfer of funds	(37,848)	1,827	(18,964)	45,559	9,426	—	—
Interest expense	—	(23,818)	—	(86,551)	(22,702)	(3,578)	(136,649)

Net interest income (loss)	44,702	125,650	123,411	(6,915)	15,290	33,936	336,074

Provision for loan and lease losses	(29,541)	(21,576)	(37,449)	—	12,216	(13,683)	(90,033)
Non-interest income	12,070	23,827	8,215	(1,779)	1,264	4,952	48,549
Direct non-interest expenses	(31,142)	(73,964)	(37,356)	(5,107)	(20,912)	(28,506)	(196,987)

Segment (loss) income	$(3,911)	$53,937	$56,821	$(13,801)	$7,858	$(3,301)	$97,603

Average earnings assets	$2,061,036	$1,572,342	$4,635,264	$2,368,164	$735,889	$820,510	$12,193,205

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2013	2012	2013	2012

Net income (loss):

Total income (loss) for segments and other	$49,551	$45,491	$(93,167)	$97,603
Other non-interest loss (1)	(5,908)	(2,199)	(10,798)	(10,926)
Other operating expenses (2)	(24,027)	(23,458)	(70,992)	(66,991)

Income (loss) before income taxes	19,616	19,834	(174,957)	19,686
Income tax expense	(3,676)	(761)	(4,319)	(4,439)

Total consolidated net income (loss)	$15,940	$19,073	$(179,276)	$15,247

Average assets:

Total average earning assets for segments	$12,009,631	$12,109,016	$12,204,276	$12,193,205
Other average earning assets (1)	18,382	34,403	19,983	38,215
Average non-earning assets	558,349	707,816	641,427	692,083

Total consolidated average assets	$12,586,362	$12,851,235	$12,865,686	$12,923,503

(1)	The activities related to the Bank’s equity interest in CPG/GS are presented as an Other non-interest income (loss) and as Other average earning assets in the table above.
(2)	Expenses pertaining to corporate administrative functions that support the operating segment but are not specifically attributable to or managed by any segment are not included in the reported financial results of the operating segments. The unallocated corporate expenses include certain general and administrative expenses and related depreciation and amortization expenses.

NOTE 22 – REGULATORY MATTERS, COMMITMENTS AND CONTINGENCIES

The Corporation is subject to various regulatory capital requirements imposed by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgment and adjustment by the regulators with respect to minimum capital requirements, components, risk weightings and other factors.

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

Effective June 2, 2010, FirstBank, by and through its Board of Directors, entered into a Consent Order with the FDIC and the Office of the Commissioner of Financial Institutions of Puerto Rico. The FDIC Order provides for various things, including (among other things) the following: (1) having and retaining qualified management; (2) increased participation in the affairs of FirstBank by its Board of Directors; (3) development and implementation by FirstBank of a capital plan to attain a leverage ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 10% and a total risk-based capital ratio of at least 12%; (4) adoption and implementation of strategic, liquidity and fund management and profit and budget plans and related projects within certain timetables set forth in the FDIC Order and on an ongoing basis; (5) adoption and implementation of plans for reducing FirstBank’s positions in certain classified assets and delinquent and non-accrual loans within timeframes set forth in the FDIC Order; (6) refraining from lending to delinquent or classified borrowers already obligated to FirstBank on any extensions of credit so long as such credit remains uncollected, except where FirstBank’s failure to extend further credit to a particular borrower would be detrimental to the best interests of FirstBank, and any such additional credit is approved by the FirstBank’s Board of Directors; (7) refraining from accepting, increasing, renewing or rolling over brokered CDs without the prior written approval of the FDIC; (8) establishment of a comprehensive policy and methodology for determining the allowance for loan and lease losses and the review and revision of FirstBank’s loan policies, including the non-accrual policy; and (9) adoption and implementation of adequate and effective programs of independent loan review, appraisal compliance and an effective policy for managing FirstBank’s sensitivity to interest rate risk. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the FDIC Order. Although all of the regulatory capital ratios exceed the minimum capital ratios for “well capitalized” levels, as well as the minimum capital ratios required by the FDIC Order, as of September 30, 2013, FirstBank cannot be treated as a “well capitalized” institution under regulatory guidance while operating under the FDIC Order.

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

The Corporation submitted its capital plan setting forth how it plans to improve capital positions to comply with the FDIC Order and the Written Agreement over time. In addition to the Capital Plan, the Corporation has submitted to its regulators a liquidity and brokered CD plan, including a contingency funding plan, a non-performing asset reduction plan, a budget and profit plan, a strategic plan, and a plan for the reduction of classified and special mention assets. As of September 30, 2013, the Corporation had completed all of the items included in the Capital Plan and is continuing to work on reducing non-performing loans. Further, the Corporation has reviewed and enhanced the Corporation’s loan review program, various credit policies, the Corporation’s treasury and investment policy, the Corporation’s asset classification and allowance for loan and lease losses and non-accrual policies, the Corporation’s charge-off policy and the Corporation’s appraisal program. The Regulatory Agreements also require the submission to the regulators of quarterly progress reports.

The FDIC Order imposes no other restrictions on FirstBank’s products or services offered to customers, nor does it or the Written Agreement impose any type of penalties or fines upon FirstBank or the Corporation. Concurrent with the FDIC Order, the FDIC has granted FirstBank temporary waivers to enable it to continue accessing the brokered CD market through September 30, 2013. FirstBank is currently expecting the approval for the fourth quarter of 2013.

In July 2013, U.S. banking regulators approved a revised regulatory capital framework for U.S. banking organizations that is based on international regulatory capital requirements adopted by the Basel Committee on Banking Supervision over the past several years (the “Basel 3 rules”). The Basel 3 rules introduce new minimum capital ratios and capital conservation buffer requirements, change the composition of regulatory capital, require a number of new adjustments to and deductions from regulatory capital, and introduce a new “Standardized Approach” for the calculation of risk-weighted assets that will replace the risk-weighting requirements under the current U.S. regulatory capital rules. The new minimum regulatory capital requirements and the Standardized Approach for the calculation of risk-weighted assets will become effective for the Corporation and FirstBank on January 1, 2015. The capital conservation buffer requirements, and the regulatory capital adjustments and deductions under the Basel 3 rules will be implemented over several multi-year transition periods ending as of December 31, 2018, although the phase-in of required regulatory capital adjustments and deductions generally will end as of January 1, 2018.

The Basel 3 rules introduce a new and separate ratio of Common Equity Tier 1 capital (“CET1”) to risk-weighted assets. CET1, a component of total Tier 1 capital, generally consists of common stock and related surplus, retained earnings, accumulated other comprehensive income (“AOCI”) and qualifying minority interests. In addition, the Basel 3 rules also will require the Corporation to maintain an additional CET1 capital conservation buffer of 2.5%. Thus, when the Basel 3 rules are fully phased in as of January 1, 2019, the Corporation will be required to maintain (i) a minimum CET1 to risk-weighted assets ratio of at least 4.5%, plus the 2.5% “capital conservation buffer,” resulting in a required minimum CET1 ratio of at least 7% upon full implementation, (ii) a minimum ratio of total Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum Tier 1 capital ratio of 8.5% upon full implementation, (iii) a minimum ratio of total Tier 1 plus Tier 2 capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum total capital ratio of 10.5% upon full implementation, and (iv) a required minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average on-balance sheet (non-risk adjusted) assets. The phase-in of the capital conversation buffer will begin on January 1, 2016 with a first year requirement of 0.625% of additional CET1, and be progressively increased over a four-year period, increasing by that same percentage amount on each subsequent January 1 until it reaches the fully-phased in 2.5% CET1 requirement on January 1, 2019.

In addition, the Basel 3 rules require a number of new deductions from and adjustments to CET1, including deductions from CET1 for goodwill, mortgage servicing rights, and deferred tax assets dependent upon future taxable income. In the case of mortgage servicing assets and deferred tax assets, among others, these items would be required to be deducted to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current regulatory capital requirements, the effect of AOCI is excluded for the purposes of calculating the required regulatory capital ratios. By comparison, under the Basel 3 rules, the effects of certain AOCI items are not excluded. Certain banking organizations, however, including the Corporation and FirstBank, will be allowed to make a one-time permanent election in early 2015 to continue to exclude AOCI items. The Corporation has not determined at this time whether it will make that one-time election.

In addition, the Basel 3 rules will require that certain non-qualifying capital instruments, including cumulative preferred stock and Trust Preferred Securities (“TRuPs”), be excluded from Tier 1 capital. In general, banking organizations such as the Corporation and the Bank, that are not advanced approaches banks, must begin to phase out TRuPs from Tier 1 capital by January 1, 2015. The Corporation will be allowed to include 25% of the $225 million outstanding qualifying TRuPs as Tier 1 capital in 2015 and the TRuPs must be fully phased out from Tier 1 capital by January 1, 2016. However, the Corporation’s TRuPs may continue to be included in Tier 2 capital until the instruments are redeemed or mature.

The Basel 3 rules also revise the “prompt corrective action” (“PCA”) regulations that apply to depository institutions, including FirstBank, pursuant to Section 38 of the Federal Deposit Insurance Act by (i) introducing a separate CET1 ratio requirement for each PCA capital category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each PCA capital category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that allows a bank with a composite supervisory rating of 1 to have a 3% leverage ratio and still be adequately capitalized and maintaining the minimum leverage ratio for well-capitalized status at 5%. The Basel 3 rules do not change the total risk-based capital requirement (10% for well-capitalized status) for any PCA capital category. The new PCA requirements become effective on January 1, 2015.

The Basel 3 rules separately impose a Standardized Approach for risk-weightings that expands the risk-weighting categories from the four major risk-weighting categories under the current regulatory capital rules (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets. In a number of cases, the Standardized Approach will result in higher risk weights for a variety of asset categories. Specific changes to the risk-weightings of assets under the current regulatory capital rules include, among other things: (i) applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans, (ii) assigning a 150% risk weight to exposures that are 90 days past due (other than qualifying residential mortgage exposures, which remain at an assigned risk-weighting of 100%), and (iii) establishing a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, in contrast to the 0% risk-weighting under the current rules.

The Corporation’s total capital, Tier I and leverage ratios as of September 30, 2013 were 16.89%, 15.61% and 11.65%, respectively. Meanwhile, the total capital, Tier I capital, and leverage ratios as of September 30, 2013 of the banking subsidiary, FirstBank Puerto Rico, were 16.48%, 15.20% and 11.35%, respectively.

Based on the Corporation’s review of the U.S. Basel 3 final rule, the Corporation currently anticipates exceeding the fully phased-in minimum capital ratios these rules establish.

The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and commitments to sell mortgage loans at fair value. As of September 30, 2013, commitments to extend credit amounted to approximately $1.1 billion, of which $677.0 million relates to credit card loans. Commercial and Financial standby letters of credit amounted to approximately $62.9 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. In the case of credit cards and personal lines of credit, the Corporation can cancel at any time and without cause the unused credit facility. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with prospective borrowers.

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

Barclays has filed a motion in the Bankruptcy Court in an effort to impose sanctions on the Bank for seeking the relief sought in the litigation, and the Bank has opposed that motion. Briefing on the sanctions motion is complete, a hearing for oral arguments has been held and the parties are awaiting a decision from the Bankruptcy Court.

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

As of September 30, 2013, First BanCorp and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. Management believes that the final disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on the Corporation’s financial position, results of operations or cash flows.

NOTE 23 – FIRST BANCORP. (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

The following condensed financial information presents the financial position of the Holding Company only as of September 30, 2013 and December 31, 2012 and the results of its operations for the quarters and nine month periods ended September 30, 2013 and 2012.

Statements of Financial Condition

	As of September 30,	As of December 31,
	2013	2012
	(In thousands)

Assets
Cash and due from banks	$31,887	$35,139
Money market investments	6,111	6,111
Investment securities available for sale, at market:
Equity investments	41	31
Other investment securities	1,285	1,300
Investment in First Bank Puerto Rico, at equity	1,405,086	1,663,139
Investment in First Bank Insurance Agency, at equity	10,778	7,697
Investment in FBP Statutory Trust I	3,093	3,093
Investment in FBP Statutory Trust II	3,866	3,866
Other assets	4,041	4,891

Total assets	$1,466,188	$1,725,267

Liabilities and Stockholders’ Equity
Liabilities:
Other borrowings	$231,959	$231,959
Accounts payable and other liabilities	13,636	8,285

Total liabilities	245,595	240,244

Stockholders’ equity	1,220,593	1,485,023

Total liabilities and stockholders’ equity	$1,466,188	$1,725,267

Statements of (Loss) Income

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)

Income:
Interest income on money market investments	$5	$6	$16	$12
Other income	54	55	178	165

	59	61	194	177

Expense:
Notes payable and other borrowings	1,790	1,849	5,299	5,529
Other operating expenses	2,484	783	5,093	2,618

	4,274	2,632	10,392	8,147

Impairment on equity securities	—	—	(42)	—
Loss before income taxes and equity in undistributed earnings (losses) of subsidiaries	(4,215)	(2,571)	(10,240)	(7,970)
Equity in undistributed earnings (losses) of subsidiaries	20,155	21,644	(169,036)	23,217

Net income (loss)	$15,940	$19,073	$(179,276)	$15,247

Other Comprehensive (loss) income	(18,343)	15,881	(86,917)	23,293

Comprehensive (loss) income	$(2,403)	$34,954	$(266,193)	$38,540

NOTE 24 – SUBSEQUENT EVENTS

The Corporation has performed an evaluation of events occurring subsequent to September 30, 2013; management has determined that there are no additional events occurring in this period that required disclosure in or adjustment to the accompanying financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

SELECTED FINANCIAL DATA

	Quarter ended		Nine-Month Period Ended
(In thousands, except for per share and financial ratios)	September 30,		September 30,
	2013	2012	2013	2012
Condensed Income Statements:
Total interest income	$162,203	$166,964	$483,098	$472,723
Total interest expense	31,298	41,461	100,812	136,649
Net interest income	130,905	125,503	382,286	336,074
Provision for loan and lease losses	22,195	28,952	220,782	90,033
Non-interest income (loss)	10,060	15,126	(27,974)	37,623
Non-interest expenses	99,154	91,843	308,487	263,978
Income (loss) before income taxes	19,616	19,834	(174,957)	19,686
Income tax expense	(3,676)	(761)	(4,319)	(4,439)
Net income (loss)	15,940	19,073	(179,276)	15,247
Net income (loss) attributable to common stockholders	15,940	19,073	(179,276)	15,247
Per Common Share Results:
Net earnings (loss) per share basic	$0.08	$0.09	$(0.87)	$0.07
Net earnings (loss) per share diluted	$0.08	$0.09	$(0.87)	$0.07
Cash dividends declared	$—	$—	$—	$—
Average shares outstanding	205,579	205,415	205,512	205,349
Average shares outstanding diluted	207,316	205,923	205,512	205,697
Book value per common share	$5.59	$6.89	$5.59	$6.89
Tangible book value per common share (1)	$5.32	$6.59	$5.32	$6.59
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	0.50	0.59	(1.86)	0.16
Interest Rate Spread (2)	4.15	3.77	3.94	3.31
Net Interest Margin (2)	4.34	4.02	4.15	3.59
Return on Average Total Equity	5.19	5.19	(17.65)	1.41
Return on Average Common Equity	5.47	5.43	(18.51)	1.47
Average Total Equity to Average Total Assets	9.68	11.37	10.56	11.20
Tangible common equity ratio (1)	8.65	10.39	8.65	10.39
Dividend payout ratio	—	—	—	—
Efficiency ratio (3)	70.34	65.31	87.07	70.64
Asset Quality:
Allowance for loan and lease losses to total loans held for investment	3.04	4.37	3.04	4.37
Net charge-offs (annualized) to average loans (4) (6)	1.41	1.58	4.97	1.79
Provision for loan and lease losses to net charge-offs (5)	65.54	71.36	60.19	65.04
Non-performing assets to total assets (6)	5.68	9.58	5.68	9.58
Non-performing loans held for investment to total loans held for investment (6)	5.24	9.89	5.24	9.89
Allowance to total non-performing loans held for investment (6)	58.06	44.20	58.06	44.20
Allowance to total non-performing loans held for investment excluding residential real estate loans (6)	81.20	64.84	81.20	64.84
Other Information:
Common Stock Price: End of period	$5.68	$4.42	$5.68	$4.42

	As of September 30, 2013	As of December 31, 2012
Balance Sheet Data:
Loans, including loans held for sale	$9,623,226	$10,139,508
Allowance for loan and lease losses	289,379	435,414
Money market and investment securities	2,280,790	1,986,669
Intangible assets	56,386	60,944
Deferred tax asset, net	7,436	4,867
Total assets	12,787,450	13,099,741
Deposits	9,954,197	9,864,546
Borrowings	1,485,399	1,640,399
Total preferred equity	63,047	63,047
Total common equity	1,216,031	1,393,546
Accumulated other comprehensive (loss) income, net of tax	(58,485)	28,430
Total equity	1,220,593	1,485,023

(1)	Non-GAAP measure. Refer to “Capital” discussion below for additional information about the components and a reconciliation of these measures.
(2)	On a tax-equivalent basis and excluding the changes in fair value of derivative instruments and financial liabilities measured at fair value (see “Net Interest Income” discussion below for a reconciliation of this non-GAAP measure).
(3)	Non-interest expense to the sum of net interest income and non-interest income. The denominator includes non-recurring income and changes in the fair value of derivative instruments and financial instruments measured at fair value.
(4)	The net charge-offs to average loans ratio, excluding the impact of the bulk sales of assets and the transfer of loans to held for sale, was 1.87% for the nine-month period ended September 30, 2013.
(5)	The provision for loan and lease losses to net charge-offs ratio, excluding the impact of the bulk sales of assets and the transfer of loans to held for sale, was 66.07% for the nine-month period ended September 30, 2013.
(6)	Loans used in the denominator in calculating net charge-off, non-performing loan and non-performing asset rates include purchased credit-impaired (“PCI”) loans. However, the Corporation separately tracks and reports PCI loans and excludes these from delinquency, non-performing loan and non-performing asset statistics.

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

ECONOMIC ENVIRONMENT

The Puerto Rico’s real gross national product, which increased by 0.1% in fiscal year 2012, is projected to decrease by 0.03% for fiscal year 2013 and 0.8% for 2014. The most recent Economic Activity Index (“EAI”), which is a coincident economic index developed by the Government Development Bank of Puerto Rico (“GDB”), continued to show contraction during the third quarter. The average cumulative value of the EAI for the eight months of calendar year 2013 (January to August 2013) showed a reduction of 3.7% compared to the same period of 2012. The Bureau of Labor Statistics reported an unemployment rate of 13.9% for the month of August 2013.

In June 2013, the Puerto Rico Government approved the budget for fiscal year 2014. The projected deficit for fiscal year 2014, according to statistics published by GDB, is expected to decline to $820 million, which represents a decline of $470 million compared to the estimated deficit for the previous fiscal year. The budget includes tax measures expected to result in $1.071 billion of additional revenues. In addition, the Puerto Rico Government has implemented other measures to strengthen its financial position, including a comprehensive reform of the Employees Retirement System to address its unfunded status and annual funding shortfalls and a rise in utility fees. Revenue collections totaled $1,699 million in the first quarter of fiscal year 2014 (July-September). This figure exceeded collections for the same period of fiscal 2013 by $88 million and exceeded budget estimates for this period by $10.4 million.

Puerto Rico has about $70 billion of outstanding debt. In May, the 30-Year general obligation bonds, which are widely held by mutual funds, carried a yield of about 5.3%, which increased during the third quarter, surpassing 10% at one point in September amid a general run-up in interest rates and significant selling by investors after Detroit filed for the largest municipal bankruptcy in U.S. history. The debt carried a yield of approximately 8.5% as of September 30, 2013.

After the increase in yields on Puerto Rico’s outstanding bonds, the Puerto Rico Government announced that their financing plan for the remainder of the current calendar year includes the issuance of between $500 million and $1.2 billion of debt, depending on market conditions, and that the Commonwealth of Puerto Rico has the financial flexibility to adjust such financing as necessary.

As of September 30, 2013, the Corporation had $326.7 million outstanding in credit facilities granted to the Puerto Rico Government, its municipalities and public corporations, compared to $250.4 million as of June 30, 2013. Approximately $199.0 million of the granted credit facilities consists of loans to municipalities in Puerto Rico for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment. Approximately $79.6 million consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power, and approximately $48.1 million consists of loans to units of the central government. Furthermore, the Corporation had $198.9 million outstanding in financings to the hotel industry in Puerto Rico guaranteed by the Puerto Rico Tourism Development Fund.

In addition, the Corporation had outstanding $71.0 million in bond obligations of the Puerto Rico government and agencies as part of its available-for-sale investment securities portfolio carried in books at its fair value of $49.2 million as of September 30, 2013, compared to $67.4 million as of June 30, 2013.

As of September 30, 2013, the Corporation had $584.1 million of public sector deposits in Puerto Rico. Approximately 25% come from municipalities in Puerto Rico and 75% come from public corporations and the central government.

RECENT EVENTS

Secondary Offering

On August 16, 2013, certain of the Corporation’s existing stockholders completed a secondary offering of the Corporation’s common stock. The United States Department of the Treasury (“Treasury”) sold 12 million shares of common stock, funds affiliated with Thomas H. Lee Partners (“THL”) sold 8 million shares of common stock, and funds managed by Oaktree Capital Management, L.P. (“Oaktree”) sold 8 million shares of common stock. Subsequently, on September 11, 2013, the underwriters exercised their option to purchase an additional 2.9 million shares of common stock from the selling stockholders (1,261,356 shares from the Treasury, and 840,904 shares from each of THL and Oaktree). The Corporation did not receive any proceeds from the offering. Non-interest expenses for the third quarter of 2013 included approximately $1.7 million in costs associated with the secondary offering, including $1.1 million paid by the Corporation for underwriting discounts and commissions. As of September 30, 2013, each of THL and Oaktree owns 20.22% of the Corporation’s outstanding common stock and the U.S. Treasury owns 9.51% of such stock.

Regulatory Capital Changes

In July 2013, U.S. banking regulators approved a revised regulatory capital framework for U.S. banking organizations that is based on international regulatory capital requirements adopted by the Basel Committee on Banking Supervision over the past several years (the “Basel 3 rules”). The Basel 3 rules introduce new minimum capital ratios and capital conservation buffer requirements, change the composition of regulatory capital, require a number of new adjustments to and deductions from regulatory capital, and introduce a new “Standardized Approach” for the calculation of risk-weighted assets that will replace the risk-weighting requirements under the current U.S. regulatory capital rules. The new minimum regulatory capital requirements and the Standardized Approach for the calculation of risk-weighted assets will become effective for the Corporation and FirstBank on January 1, 2015. The capital conservation buffer requirements, and the regulatory capital adjustments and deductions under the Basel 3 rules, will be implemented over several multi-year transition periods ending as of December 31, 2018, although the phase-in of required regulatory capital adjustments and deductions generally will end as of January 1, 2018.

The Basel 3 rules introduce a new and separate ratio of Common Equity Tier 1 capital (“CET1”) to risk-weighted assets. CET1, a component of total Tier 1 capital, generally consists of common stock and related surplus, retained earnings, accumulated other comprehensive income (“AOCI”) and qualifying minority interests. In addition, the Basel 3 rules also will require the Corporation to maintain an additional CET1 capital conservation buffer of 2.5%. Thus, when the Basel 3 rules are fully phased in as of January 1, 2019, the Corporation will be required to maintain (i) a minimum CET1 to risk-weighted assets ratio of at least 4.5%, plus the 2.5% “capital conservation buffer,” resulting in a required minimum CET1 ratio of at least 7% upon full implementation, (ii) a minimum ratio of total Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum Tier 1 capital ratio of 8.5% upon full implementation, (iii) a minimum ratio of total Tier 1 plus Tier 2 capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum total capital ratio of 10.5% upon full implementation, and (iv) a required minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average on-balance sheet (non-risk adjusted) assets. The phase-in of the capital conversation buffer will begin on January 1, 2016 with a first year requirement of 0.625% of additional CET1, and be progressively increased over a four-year period, increasing by that same percentage amount on each subsequent January 1 until it reaches the fully-phased in 2.5% CET1 requirement on January 1, 2019.

In addition, the Basel 3 rules require a number of new deductions from and adjustments to CET1, including deductions from CET1 for goodwill, mortgage servicing rights, and deferred tax assets dependent upon future taxable income. In the case of mortgage servicing assets and deferred tax assets, among others, these items would be required to be deducted to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current regulatory capital requirements, the effect of AOCI is excluded for the purposes of calculating the required regulatory capital ratios. By comparison, under the Basel 3 rules, the effects of certain AOCI items are not excluded. Certain banking organizations, however, including the Corporation and FirstBank, will be allowed to make a one-time permanent election in early 2015 to continue to exclude AOCI items. The Corporation has not determined at this time whether it will make that one-time election.

In addition, the Basel 3 rules will require that certain non-qualifying capital instruments, including cumulative preferred stock and Trust Preferred Securities (“TRuPs”), be excluded from Tier 1 capital. In general, banking organizations such as the Corporation and the Bank, that are not advanced approaches banks, must begin to phase out TRuPs from Tier 1 capital by January 1, 2015. The Corporation will be allowed to include 25% of the $225 million outstanding qualifying TRuPs as Tier 1 capital in 2015 and the TRuPs must be fully phased out from Tier 1 capital by January 1, 2016. However, the Corporation’s TRuPs may continue to be included in Tier 2 capital until the instruments are redeemed or mature.

Based on our review of the Basel 3 rules, we currently anticipate that we will exceed the fully phased-in minimum capital ratios these rules establish.

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

Net income was $15.9 million, or $0.08 per diluted common share, for the quarter ended September 30, 2013 compared to net income of $19.1 million, or $0.09 per diluted common share, for the same period in 2012. The most significant changes compared to the third quarter of 2012 were: (i) a $7.3 million increase in non-interest expenses driven by various factors including $3.4 million in non-recurring expenses related to the secondary stock offering and the conversion of the credit card processing platform, a $4.4 million increase in professional fees mainly related to the multi-year technology outsourcing agreement executed by the Corporation in the second quarter of 2013, a $1.8 million increase in employees’ compensation and benefits, and a $1.7 million charge related to the new Puerto Rico national gross receipts tax, (ii) a $5.1 million decrease in non-interest income mainly due to a $3.7 million higher loss on the investment in the unconsolidated entity to which the Corporation sold loans in 2011, and a $1.2 million decrease in revenues from the mortgage banking business driven by lower gains on residential mortgage loan sales and securitizations activity, and (iii) a $2.9 million increase in the income tax expense driven by an increase in reserves for uncertain tax positions. These changes were partially offset by a $6.8 million decrease in the provision for loan and lease losses reflecting a lower volume of adversely classified and non-performing loans driven, among other things, by bulk sales completed in the first half of 2013. Furthermore, net income increased by $5.4 million mainly achieved through reductions in the overall cost of funding.

The key drivers of the Corporation’s financial results for the quarter ended September 30, 2013 include the following:

•	Net interest income increased $5.4 million to $130.9 million for the quarter ended September 30, 2013 compared to the same period in 2012. The increase was primarily due to a 38 basis points reduction in the average cost of funding achieved through lower deposit pricing, improved deposit mix, and the maturity of high-cost borrowings. In addition, the net interest income and margin was favorably impacted by the higher volume of U.S. agency mortgage-backed securities (“MBS”) and decreases in MBS prepayment activity levels that resulted in lower premium amortization expenses. The net interest margin, excluding fair value adjustments, increased 21 basis points to 4.19% for the third quarter of 2013 compared to the same period in 2012 as it was favorably impacted by the aforementioned items as well as the reduction in non-performing loans. For a definition and reconciliation of this non-GAAP measure, refer to “Net Interest Income” discussion below.

•	The provision for loan and lease losses decreased $6.8 million to $22.2 million for the third quarter of 2013 compared to the same period in 2012. The decrease is mainly attributable to lower provision requirements for the commercial and industrial, construction and residential mortgage loan portfolios commensurate with the decrease in non-performing and adversely classified loans as well as lower charge-offs. Refer to the discussions under “Provision for loan and lease losses” and “Risk Management” below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios.

•	As previously reported, the Corporation completed two separate bulk sales of assets in the first half of 2013 including: (i) a bulk sale of non-performing residential mortgage loans with a book value of $203.8 million and OREO properties with a book value of $19.2 million, completed in the second quarter of 2013 and (ii) a bulk sale of adversely classified assets, mainly commercial loans with a book value of $211.4 million and OREO properties with a book value of $6.3 million, completed in the first quarter of 2013. In addition, during the first quarter of 2013, the Corporation transferred to held for sale non-performing loans with an aggregate book value of $181.6 million. The following table shows the impact of the bulk sales on net charge-offs, provision for loan and lease losses and non-interest expenses for the nine-month period ended September 30, 2013.

(Dollars in thousands)				Excluding Bulk Sales
2013	As Reported (GAAP)	Bulk Sales Transaction Impact	Loans Transferred To Held For Sale Impact	and Loans Transferred To Held For Sale Impact (Non-GAAP)

Total net charge-offs (1)	$366,817	$196,491	$35,953	$134,373
Total net charge-offs to average loans	4.97%			1.87%
Residential mortgage	123,455	98,972	—	24,483
Residential mortgage loans net charge-offs to average loans	6.03%			1.26%
Commercial mortgage	65,207	40,057	14,553	10,597
Commercial mortgage loans net charge-offs to average loans	4.80%			0.81%
Commercial and Industrial	96,067	44,678	—	51,389
Commercial and Industrial loans net charge-offs to average loans	4.30%			2.33%
Construction	40,812	12,784	21,400	6,628
Construction loans net charge-offs to average loans	18.60%			3.50%

Provision for loan and lease losses	$220,782	$126,780	$5,222	$88,780
Residential mortgage	86,888	68,838	—	18,050
Commercial Mortgage	49,551	29,753	(1,033)	20,831
Commercial & Industrial	32,216	20,766	—	11,450
Construction	15,315	7,423	6,255	1,637

Non-interest expenses	$308,487	$8,840	$—	$299,647
Professional fees	36,707	6,938	—	29,769
Net loss on OREO operations	29,191	1,879	—	27,312
Other expenses	22,676	23	—	22,653

1 - Charge-off percentages annualized

•	Net charge-offs totaled $33.9 million for the third quarter of 2013, or 1.41% of average loans on an annualized basis, compared to $40.6 million, or 1.58% of average loans for the same period in 2012. The decrease in net charge-offs was driven by credit quality improvement primarily achieved through the sales of adversely classified and non-performing loans. Refer to the discussions under “Provision for loan and lease losses” and “Risk Management” below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios.

•	The Corporation recorded non-interest income of $10.1 million for the quarter ended September 30, 2013, compared to $15.1 million for the same period in 2012. The decrease was mainly related to a higher loss on the investment in the unconsolidated entity to which the Corporation sold loans in 2011. The Corporation recorded $5.9 million of equity in loss of unconsolidated entity in the third quarter of 2013 compared to a loss of $2.2 million for the same period in 2012. In addition, revenues from the mortgage banking business decreased $1.2 million, mainly due to lower profit margins on sales and securitization of residential mortgage loans.

•	Non-interest expenses increased $7.3 million to $99.2 million for the third quarter of 2013 compared to the same period in 2012. The increase was driven by various factors including: (i) a $4.4 million increase in professional fees mainly related to the outsourcing of technology services provided by FIS under a multi-year agreement executed in the second quarter of 2013, (ii) a $1.7 million increase in expenses attributed to costs of the secondary offering, (iii) a $1.7 million increase in expenses associated with the conversion of the credit card processing platform completed in the third quarter of 2013, (iv) a $1.8 million increase in employees’ compensation and benefits driven by higher incentives and stock-based compensation expenses, and (v) a $1.7 million charge related to the Puerto Rico national gross receipts tax. These variances were partially offset by a $1.2 million decrease in the FDIC insurance premium expense and a $1.6 million decrease in losses on other real estate owned (“OREO”) operations. Refer to the “Non Interest Expenses” discussion below for additional information.

•	For the third quarter of 2013, the Corporation recorded an income tax expense of $3.7 million, compared to $0.8 million for the same period in 2012. The variance is mainly attributable to the increase in reserves for uncertain tax positions. Refer to the “Income Taxes” discussion below for additional information.

•	As of September 30, 2013, total assets were $12.8 billion, a decrease of $312.3 million, or 2%, from December 31, 2012. The decrease was mainly related to a $516.3 million decrease in total loans and a $52.5 million decrease in the OREO inventory. This decrease was driven by the two bulk sales of adversely classified and non performing assets completed during the first and second quarters of 2013 that aggregated $415.2 million of loans and $25.5 million of OREO properties, the individual sale of a non-performing commercial mortgage loan with a book value of $40.8 million and the repayment of a $35.6 million commercial loan in the third quarter of 2013. The decrease in total assets was also attributable to a decline of $122.5 million in cash and cash equivalents and the $66.6 million write-off of the collateral pledged to Lehman. These decreases were partially offset by a $316.3 million increase in the available-for-sale investment securities portfolio, led by purchases of 15-20 year U.S. agency MBS during the first nine months of 2013. Refer to the “Financial Condition and Operating Data” discussion below for additional information.

•	As of September 30, 2013, total liabilities were $11.6 billion, a decrease of $47.9 million, from December 31, 2012. The decrease was mainly related to the repayment of $155.0 million of matured FHLB advances and a $193.9 million decrease in brokered certificates of deposit (“brokered CDs”). This was partially offset by an increase of $283.6 million in non-brokered deposits and a $17.5 million increase in accounts payable and other liabilities mainly due to increases in accrued expenses related to payroll and benefits, the national gross receipts tax, credit card processing conversion costs and the increase in reserves for uncertain tax positions. Refer to the “Risk Management – Liquidity and Capital Adequacy” discussion below for additional information about the Corporation’s funding sources.

•	As of September 30, 2013, the Corporation’s stockholders’ equity was $1.2 billion, a decrease of $264.4 million from December 31, 2012. The decrease was mainly driven by the net loss of $179.3 million for the first nine months of 2013 and a $86.9 million decrease in other comprehensive income due to unrealized losses on available-for-sale MBS attributable to changes in market interest rates and a decrease in the fair value of Puerto Rico Government obligations. Refer to the “Risk Management – Capital” section below for additional information.

•	Total loan production, including purchases, refinancing and draws from existing revolving and non-revolving commitments, was $836.6 million for the quarter ended September 30, 2013, excluding the utilization activity of the outstanding credit card portfolio, compared to $660.2 million for the comparable period in 2012. The increase in loan production is mainly related to disbursements on credit facilities granted to government entities, primarily in Puerto Rico, and a higher production of commercial loans in both Florida and Puerto Rico.

•	Total non-performing loans, including non-performing loans held for sale, as of September 30, 2013, were $578.6 million, a decrease of $399.2 million, or 41%, from December 31, 2012. This reduction primarily reflects an aggregate of $382.5 million of non-performing loans sold as part of the bulk sales of assets completed in the first and second quarters of 2013, and the individual sale of a $40.8 million non-performing commercial mortgage loan.

•	Total non-performing assets were $726.0 million, a decrease of $512.2 million, or 41%, from December 31, 2012. The decrease was driven by the aforementioned sales of non-performing loans, a decrease of $52.5 million in OREO, and the $66.6 million write-off of the collateral pledged to Lehman. Refer to the “Risk Management - Non-accruing and Non-performing Assets” section below for additional information.

CRITICAL ACCOUNTING POLICIES AND PRACTICES

The accounting principles of the Corporation and the methods of applying these principles conform to generally accepted accounting principles in the United States (“GAAP”). The Corporation’s critical accounting policies relate to the 1) allowance for loan and lease losses; 2) other-than-temporary impairments; 3) income taxes; 4) classification and values of investment securities; 5) valuation of financial instruments; 6) income recognition on loans; 7) loan acquisitions, and 8) equity method accounting for investment in unconsolidated entity. These critical accounting policies involve judgments, estimates and assumptions made by management that affect the amounts recorded for assets and liabilities and for contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimates, if different assumptions or conditions prevail. Certain determinations inherently require greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than those originally reported.

The Corporation’s critical accounting policies are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in First BanCorp.’s 2012 Annual Report on Form 10-K. There have not been any material changes in the Corporation’s critical accounting policies since December 31, 2012.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the excess of interest earned by First BanCorp. on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp.’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter and nine-month period ended September 30, 2013 was $130.9 million and $382.3 million, respectively, compared to $125.5 million and $336.1 million for the comparable periods in 2012. On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments and unrealized gains and losses on liabilities measured at fair value, net interest income for the quarter and nine-month period ended September 30, 2013 was $135.1 million and $390.0 million, respectively, compared to $126.8 million and $340.0 million for the comparable periods in 2012.

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

Part I

	Average Volume		Interest income (1) / expense		Average Rate (1)
Quarter ended September 30,	2013	2012	2013	2012	2013	2012
(Dollars in thousands)	(Dollars in thousands)

Interest-earning assets:
Money market & other short-term investments	$639,285	$553,283	$456	$395	0.28%	0.28%
Government obligations (2)	342,739	336,598	2,008	1,069	2.32%	1.26%
Mortgage-backed securities	1,705,745	1,313,353	14,847	10,705	3.45%	3.24%
Corporate bonds	—	959	—	16	0.00%	6.64%
FHLB stock	30,884	33,131	311	318	4.00%	3.82%
Equity securities	1,320	1,377	—	—	0.00%	0.00%

Total investments (3)	2,719,973	2,238,701	17,622	12,503	2.57%	2.22%

Residential mortgage loans	2,580,758	2,815,261	37,273	37,897	5.73%	5.36%
Construction loans	257,188	365,656	2,141	2,480	3.30%	2.70%
C&I and commercial mortgage loans	4,755,518	5,151,641	48,971	52,514	4.09%	4.06%
Finance leases	241,256	237,986	5,188	5,222	8.53%	8.73%
Consumer loans	1,804,892	1,727,291	55,196	57,641	12.13%	13.28%

Total loans (4) (5)	9,639,612	10,297,835	148,769	155,754	6.12%	6.02%

Total interest-earning assets	$12,359,585	$12,536,536	$166,391	$168,257	5.34%	5.34%

Interest-bearing liabilities:
Brokered CDs	$3,149,417	$3,400,984	$8,295	$15,435	1.04%	1.81%
Other interest-bearing deposits	5,773,400	5,589,449	13,158	14,516	0.90%	1.03%
Other borrowed funds	1,131,959	1,131,959	8,321	8,557	2.92%	3.01%
FHLB advances	355,016	395,777	1,524	2,953	1.70%	2.97%

Total interest-bearing liabilities (6)	$10,409,792	$10,518,169	$31,298	$41,461	1.19%	1.57%

Net interest income			$135,093	$126,796

Interest rate spread					4.15%	3.77%

Net interest margin					4.34%	4.02%

	Average Volume		Interest income (1) / expense		Average Rate (1)
Nine-Month Period Ended September 30,	2013	2012	2013	2012	2013	2012
(Dollars in thousands)	(Dollars in thousands)

Interest-earning assets:
Money market & other short-term investments	$709,240	$570,639	$1,494	$1,220	0.28%	0.29%
Government obligations (2)	337,156	655,056	5,847	8,238	2.32%	1.68%
Mortgage-backed securities	1,642,080	1,099,082	35,933	26,506	2.93%	3.22%
Corporate bonds	—	1,609	—	76	0.00%	6.31%
FHLB stock	31,775	34,057	1,048	1,072	4.41%	4.20%
Equity securities	1,348	1,377	—	—	0.00%	0.00%

Total investments (3)	2,721,599	2,361,820	44,322	37,112	2.18%	2.10%

Residential mortgage loans	2,730,842	2,796,850	112,688	113,459	5.52%	5.42%
Construction loans	292,594	399,078	7,032	7,695	3.21%	2.58%
C&I and commercial mortgage loans	4,787,841	5,358,916	145,371	163,478	4.06%	4.07%
Finance leases	239,407	240,415	15,396	15,760	8.60%	8.76%
Consumer loans	1,793,811	1,494,873	166,002	139,588	12.37%	12.47%

Total loans (4) (5)	9,844,495	10,290,132	446,489	439,980	6.06%	5.71%

Total interest-earning assets	$12,566,094	$12,651,952	$490,811	$477,092	5.22%	5.04%

Interest-bearing liabilities:
Brokered CDs	$3,298,338	$3,503,304	$30,566	$52,971	1.24%	2.02%
Other interest-bearing deposits	5,740,514	5,550,100	40,349	47,203	0.94%	1.14%
Other borrowed funds	1,131,959	1,184,930	24,717	27,743	2.92%	3.13%
FHLB advances	376,847	368,137	5,180	9,222	1.84%	3.35%

Total interest-bearing liabilities (6)	$10,547,658	$10,606,471	$100,812	$137,139	1.28%	1.73%

Net interest income			$389,999	$339,953

Interest rate spread					3.94%	3.31%

Net interest margin					4.15%	3.59%

(1)	On an adjusted tax-equivalent basis. The adjusted tax-equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less the Puerto Rico statutory tax rate (39.0% for 2013; 30% for 2012) and adding to it the cost of interest-bearing liabilities. The tax-equivalent adjustment recognizes the income tax savings when comparing taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread and net interest margin on a fully tax-equivalent basis. Therefore, management believes these measures provide useful information to investors by allowing them to make peer comparisons. Changes in the fair value of derivative and unrealized gains or losses on liabilities measured at fair value are excluded from interest income and interest expense because the changes in valuation do not affect interest paid or received.
(2)	Government obligations include debt issued by government sponsored agencies.
(3)	Unrealized gains and losses on available-for-sale securities are excluded from the average volumes.
(4)	Average loan balances include the average of non-performing loans.
(5)	Interest income on loans includes $3.7 million for each of the quarters ended September 30, 2013 and 2012, and $10.8 million and $9.0 million for the nine-month periods ended September 30, 2013 and 2012, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.
(6)	Unrealized gains and losses on liabilities measured at fair value are excluded from the average volumes.

Part II

	Quarter ended September 30, 2013 compared to 2012 Increase (decrease) Due to:			Nine-Month Period Ended September 30, 2013 compared to 2012 Increase (decrease) Due to:
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
	In thousands

Interest income on interest-earning assets:
Money market & other short-term investments	$62	$(1)	$61	$294	$(20)	$274
Government obligations	33	906	939	(4,767)	2,376	(2,391)
Mortgage-backed securities	3,402	740	4,142	12,492	(3,065)	9,427
Corporate bonds	(16)	—	(16)	(76)	—	(76)
FHLB stock	(22)	15	(7)	(74)	50	(24)

Total investments	3,459	1,660	5,119	7,869	(659)	7,210

Residential mortgage loans	(3,901)	3,277	(624)	(2,758)	1,987	(771)
Construction loans	(812)	473	(339)	(2,314)	1,651	(663)
C&I and commercial mortgage loans	(3,974)	431	(3,543)	(17,487)	(620)	(18,107)
Finance leases	78	(112)	(34)	(69)	(295)	(364)
Consumer loans	2,533	(4,978)	(2,445)	27,752	(1,338)	26,414

Total loans	(6,076)	(909)	(6,985)	5,124	1,385	6,509

Total interest income	(2,617)	751	(1,866)	12,993	726	13,719

Interest expense on interest-bearing liabilities:
Brokered CDs	(1,066)	(6,074)	(7,140)	(2,945)	(19,460)	(22,405)
Other interest-bearing deposits	460	(1,818)	(1,358)	1,470	(8,324)	(6,854)
Other borrowed funds	—	(236)	(236)	(1,216)	(1,810)	(3,026)
FHLB advances	(278)	(1,151)	(1,429)	171	(4,213)	(4,042)

Total interest expense	(884)	(9,279)	(10,163)	(2,520)	(33,807)	(36,327)

Change in net interest income	$(1,733)	$10,030	$8,297	$15,513	$34,533	$50,046

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

The following table reconciles net interest income in accordance with GAAP to net interest income, excluding valuations, and net interest income on an adjusted tax-equivalent basis. The table also reconciles net interest spread and net interest margin on a GAAP basis to these items excluding valuations and on an adjusted tax-equivalent basis:

(Dollars in thousands)
	Quarter Ended		Nine-Month Period Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Interest Income - GAAP	$162,203	$166,964	$483,098	$472,723
Unrealized gain on derivative instruments	(232)	(170)	(1,340)	(469)

Interest income excluding valuations	161,971	166,794	481,758	472,254
Tax-equivalent adjustment	4,420	1,463	9,053	4,838

Interest income on a tax-equivalent basis excluding valuations	166,391	168,257	490,811	477,092

Interest Expense - GAAP	31,298	41,461	100,812	136,649
Unrealized gain on derivative instruments and liabilities measured at fair value	—	—	—	490

Interest expense excluding valuations	31,298	41,461	100,812	137,139

Net interest income - GAAP	$130,905	$125,503	$382,286	$336,074

Net interest income excluding valuations	$130,673	$125,333	$380,946	$335,115

Net interest income on a tax-equivalent basis excluding valuations	$135,093	$126,796	$389,999	$339,953

Average Balances

Loans and leases	$9,639,612	$10,297,835	$9,844,495	$10,290,132
Total securities and other short-term investments	2,719,973	2,238,701	2,721,599	2,361,820

Average Interest-Earning Assets	$12,359,585	$12,536,536	$12,566,094	$12,651,952

Average Interest-Bearing Liabilities	$10,409,792	$10,518,169	$10,547,658	$10,606,471

Average Yield/Rate
Average yield on interest-earning assets - GAAP	5.21%	5.30%	5.14%	4.99%
Average rate on interest-bearing liabilities - GAAP	1.19%	1.57%	1.28%	1.72%

Net interest spread - GAAP	4.02%	3.73%	3.86%	3.27%

Net interest margin - GAAP	4.20%	3.98%	4.06%	3.55%

Average yield on interest-earning assets excluding valuations	5.20%	5.29%	5.12%	4.99%
Average rate on interest-bearing liabilities excluding valuations	1.19%	1.57%	1.28%	1.73%

Net interest spread excluding valuations	4.01%	3.72%	3.84%	3.26%

Net interest margin excluding valuations	4.19%	3.98%	4.05%	3.54%

Average yield on interest-earning assets on a tax-equivalent basis and excluding valuations	5.34%	5.34%	5.22%	5.04%
Average rate on interest-bearing liabilities excluding valuations	1.19%	1.57%	1.28%	1.73%

Net interest spread on a tax-equivalent basis and excluding valuations	4.15%	3.77%	3.94%	3.31%

Net interest margin on a tax-equivalent basis and excluding valuations	4.34%	4.02%	4.15%	3.59%

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

Derivative instruments, such as interest rate swaps, are subject to market risk. While the Corporation does have certain trading derivatives to facilitate customer transactions, the Corporation does not utilize derivative instruments for speculative purposes. As of September 30, 2013, most of the interest rate swaps outstanding are used for protection against rising interest rates, although not designated as hedges. Refer to Note 9 of the accompanying unaudited consolidated financial statements for further details concerning the notional amounts of derivative instruments and additional information. As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on net interest income. This will depend, for the most part, on the shape of the yield curve, the level of interest rates, as well as the expectations for rates in the future.

For the quarter and nine-month period ended September 30, 2013, net interest income increased $5.4 million to $130.9 million, and $46.2 million to $382.3 million compared to the same periods in 2012. The increase for the third quarter of 2013 was primarily driven by a reduction in the average cost of funds and improved deposit mix as well as an increase in the average volume of U.S. agency MBS. In addition to the aforementioned items, the results for the first nine months also reflect higher interest income contributed by the credit card portfolio acquired in late May 2012.

For the quarter and nine-month period ended September 30, 2013, the net interest margin, excluding valuations, improved by 21 basis points to 4.19%, and 51 basis points to 4.05% compared to the same periods in the prior year. The improvements in the net interest margin were mainly derived from improved deposit pricing, an improved deposit mix, renewals of maturing brokered CDs at lower rates, and funding cost reductions resulting from maturities of high cost borrowings. The average cost of brokered CDs decreased by 77 and 78 basis points for the third quarter and nine-month period ended September 30, 2013, respectively, as compared to the same periods in 2012, and the average balance of brokered CDs for the quarter and nine-month period ended September 30, 2013 decreased by $251.6 million and $205.0 million, respectively, compared to the same periods in 2012. These reductions resulted in a decline of $7.1 million and $22.4 million in interest expense for the quarter and nine-month period ended September 30, 2013, respectively, when compared to the same periods in 2012. Over the past 12 months, the Corporation repaid approximately $2.5 billion of maturing brokered CDs with an all-in-cost of 1.85% and issued $2.3 billion of new brokered CDs with an all-in-cost of 0.87%.

The Corporation also reduced the average cost of funds by lowering the rates paid on certain of its savings, interest-bearing checking accounts and retail CDs. For the quarter and nine-month period ended September 30, 2013, the average rate paid on non-brokered deposits declined by 13 basis points to 0.90%, and 20 basis points to 0.94% compared to the same periods in 2012. These reductions resulted in a decrease of approximately $1.4 million and $6.9 million in interest expense for the quarter and nine-month period ended September 30, 2013, respectively, compared to the same periods in 2012. The average balance of non-brokered deposits for the quarter and nine-month period ended September 30, 2013 increased $184.0 million to $5.8 billion, and $190.4 million to $5.7 billion compared to the same periods in 2012. The Corporation’s strategic focus remains to grow non-brokered deposits and improve the overall funding mix. In addition, the Corporation benefited from the maturities of some high-cost borrowings, including maturities over the last 12 months of approximately $165.0 million of FHLB advances at an average cost of 3.63%.

The Corporation also benefited from an increase in the average volume of investment securities. For the quarter and nine-month period ended September 30, 2013, the average volume of investment securities and interest-bearing cash equivalents increased $481.3 million to $2.7 billion, and $359.8 million to $2.7 billion compared to the same periods in 2012. The higher volume contributed to increases of $5.1 million and $7.2 million in interest income from investment securities for the quarter and nine-month period ended September 30, 2013, respectively, compared to the same periods in 2012. The increase in volume resulted mainly from the purchase, during 2013, of approximately $682.9 million of 15-20 Year U.S. Agency MBS with an average yield of 1.99%. The increase of 21 basis points in the average yield of MBS was mainly due to a decrease in prepayment activity levels that resulted in lower premium amortization expenses.

The aforementioned favorable impacts were partially offset by a $7.0 million decrease in interest income on loans mainly due to a $658.2 million decrease in the average volume of loans, mainly commercial loans, that resulted in a $4.1 million decrease in interest income and a $3.8 million decrease in interest income on credit card loans due, in part, to a higher amount of uncollected fees and interest on charged-off loans. Further declines in the average yield of the credit card portfolio could be observed due to a decrease in the accretion of the purchase discount on the acquired loan portfolio. However, when comparing results for the nine-month period, interest income on loans increased by $6.5 million for the first nine months of 2013 primarily reflecting the interest income generated by the credit card portfolio acquired in late May 2012 and an increase in interest income on auto loans, partially offset by a decline in the average volume of commercial loans. For the nine-month period ended September 30, 2013, the interest income on the credit card portfolio amounted to $47.0 million compared to $24.8 million for four months in 2012 after the acquisition of the portfolio late in May 2012. The average volume of auto loans for the nine-month period ended September 30, 2013 increased $108.5 million, compared to the same period in 2012. Although partially offset by lower rates, the higher average volume of auto loans contributed to the $3.7 million increase in interest income of auto loans for the nine-month period ended September 30, 2013 when compared to the same period in 2012. These improvements in the consumer loan portfolio were partially offset by a $571.1 million decrease in the average volume of commercial loans, driven by significant repayments of commercial credit facilities, foreclosures and charge-offs, and the bulk sale of adversely classified loans completed in the first quarter of 2013. This resulted in a decrease of $18.4 million in interest income on commercial loans.

On an adjusted tax-equivalent basis, net interest income for the quarter and nine-month period ended September 30, 2013 increased $8.3 million to $135.1 million, and $50.0 million to $390.0 million compared to the same periods in 2012, respectively. The increases were mainly due to reductions in the overall cost of funding, and a higher volume of investments securities as discussed above. The increase for the 2013 periods also includes an increase of $3.0 million for the quarter and $4.2 million for the nine-months in the tax-equivalent adjustment compared to the same periods in 2012. The tax-equivalent adjustment increases interest income on tax-exempt securities and loans by an amount that makes tax-exempt income comparable, on a pre-tax basis, to the Corporation’s taxable income as previously stated. This increase was mainly related to changes in statutory tax rates.

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

For the third quarter and nine-month period ended September 30, 2013, the Corporation recorded a provision for loan and lease losses of $22.2 million and $220.8 million, respectively, compared to $29.0 million and $90.0 million for the comparable periods in 2012. The decrease in the provision for the third quarter of 2013, compared to the same period in 2012, was mainly reflected in the commercial and industrial, construction, and residential mortgage loan portfolios mainly attributable to improved credit quality following the bulk sales of adversely classified and non-performing assets completed in the first half of 2013. The increase in the provision for the nine-month period ended September 30, 2013 was mainly related to the bulk sales of assets completed in 2013 that resulted in charges to the provision of $126.8 million in 2013. Furthermore, the increase for the nine-month period also reflects a charge of $5.2 million to the provision related to the transfer of certain commercial loans to held for sale, during the first quarter of 2013.

Excluding the impact of the bulk sales of assets and the transfer of loans to held for sale, the provision for loan and lease losses for the nine-month period ended September 30, 2013 was $88.8 million, a decrease of $1.3 million compared to the same period in 2012. The decrease was mainly attributable to lower provision requirements for the Puerto Rico residential mortgage loan portfolio, mainly due to lower charge-offs, an improved portfolio composition following the bulk sale of non-performing residential assets, the impact in the prior year of adjustments to loss factors that were reflective of market conditions, including assumptions regarding loss severities that took into consideration qualitative and quantitative factors such as loan resolution and liquidation strategies and average time for liquidation. In addition, there was a reduction in the general reserve allocated to the Puerto Rico and United States commercial and industrial loan portfolio. Furthermore, the decrease also reflects reduced charges to specific reserves on a lower level of impaired loans, primarily reflecting higher charges in 2012 on construction loans in the Virgin Islands that were transferred to held for sale in 2013. Partially offsetting the decreases in the provision for the nine-month period ended September 30, 2013 were increases in the provision for consumer loans, mainly credit card loans, and the impact in 2012 of reserve releases for the commercial mortgage loan portfolio in the United States.

The bulk sale of approximately $217.7 million of adversely classified and non-performing assets in the first quarter of 2013, mainly commercial loans, resulted in charge-offs of approximately $98.5 million. In determining the historical loss rate for the computation of the general reserve for commercial loans, the Corporation includes the portion of these charge-offs that was related to the acceleration of previously reserved credit losses amounting to approximately $39.9 million. The Corporation considered that the portion not deemed to be credit-related losses was not indicative of the ultimate losses that may have occurred had the assets been resolved in an individual basis, over time and not in a steeply discounted bulk sale. A transaction, such as this one, entered into to expedite the reduction of non-performing and adversely classified assets, can result in charge-offs that are not reflective of true credit-related charge-off history since there is a component related to the discounted value realized on a bulk sale basis. Accordingly, the Corporation concluded that it is reasonable to exclude the component related to the discounted value from its historical charge-offs analysis used in estimating its allowance for loan losses.

In terms of geography and categories, in Puerto Rico, the Corporation recorded a provision of $25.7 million and $217.9 million for the quarter and nine-month period ended September 30, 2013, respectively, compared to $26.3 million and $88.6 million for the comparable periods in 2012. The net decrease for the third quarter of 2013 was mainly driven by a decrease of $7.3 million in the provision for commercial and industrial loans and a $2.4 million decrease in the provision for residential mortgage loans. Both were favorably impacted by the improved credit quality of such portfolios following the bulk sale of assets completed in the first half of 2013. This was partially offset by a $4.8 million increase in the provision for construction loans, mainly higher charges to the specific reserve for certain collateral dependent loans, and a $3.2 million increase in the provision for consumer loans, mainly related to higher general reserves allocated to the auto loans portfolio. The increase for the nine-month period ended September 30, 2013 was primarily due to a provision of $120.6 million recorded on the bulk sales of assets attributable to Puerto Rico loans. Excluding the impact of the bulk sales of assets and the transfer of a loan to held for sale, the provision for loan and lease losses in Puerto Rico for the nine-month period ended September 30, 2013 increased $8.8 million to $97.3 million, compared to the same period in 2012. The higher provision was mainly related to an increase of $15.9 million in consumer loans reflecting in part the provision for the credit card portfolio acquired in late May 2012 and a higher provision for general reserves allocated to the auto loan portfolio. This was partially offset by a $9.6 million decrease in the provision for residential mortgage loans driven by lower charge-offs, improved credit quality after the bulk sale of non-performing residential mortgages during the second quarter of 2013, and the impact in the prior year of adjustments to loss factors reflective of market conditions, including assumptions regarding loss severities that took into consideration qualitative and quantitative factors such as loan resolution and liquidation strategies and average time for liquidation.

With respect to the portfolio in the United States, the Corporation recorded a reserve release of $2.5 million and $4.9 million for the third quarter and nine-month period ended September 30, 2013, respectively, compared to a reserve release of $6.9 million and $12.2 million for the comparable periods in 2012, respectively. The changes for the third quarter and first nine months of 2013, when compared to the same periods in 2012, mainly reflect higher reserve releases in 2012 for commercial mortgage loans driven by improved charge-off trends, a reduction in the amount of adversely classified assets and stability in collateral values.

The Virgin Islands region recorded a reserve release of $1.1 million for the third quarter of 2013 and a provision of $7.8 million for the first nine months of 2013, compared to a provision of $9.5 million for the third quarter of 2012 and $13.7 million for the first nine months of 2012. The changes in the 2013 periods mainly reflect reduced charges to the specific reserve for impaired construction loans, mainly due to charges recorded in 2012 on a loan relationship that was transferred to held for sale in the first quarter of 2013.

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

Non-Interest Income (Loss)

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2013	2012	2013	2012
	(In thousands)

Service charges on deposit accounts	$3,157	$3,267	$9,635	$9,754
Mortgage banking activities	3,521	4,728	12,924	13,260
Insurance income	1,303	1,429	4,831	4,221
Broker-dealer income	—	20	—	2,630
Other operating income	7,987	8,428	22,167	20,581

Non-interest income before net loss on investments, equity in (loss) earnings of unconsolidated entity, and write-off of collateral pledge to Lehman	15,968	17,872	49,557	50,446

Proceeds from securities litigation settlement and other proceeds	—	10	—	36
OTTI on equity securities	—	—	(42)	—
OTTI on debt securities	—	(557)	(117)	(1,933)

Net loss on investments	—	(547)	(159)	(1,897)

Impairment - collateral pledged to Lehman	—	—	(66,574)	—
Equity in (loss) earnings of unconsolidated entity	(5,908)	(2,199)	(10,798)	(10,926)

Total	$10,060	$15,126	$(27,974)	$37,623

Non-interest income primarily consists of service charges on deposit accounts; commissions derived from various banking, securities and insurance activities; gains and losses on mortgage banking activities; interchange and other fees related to debit and credit cards; equity in earnings (loss) of unconsolidated entity; and net gains and losses on investments and impairments.

Service charges on deposit accounts include monthly fees and other fees on deposit accounts.

Income from mortgage banking activities includes gains on sales and securitization of loans and revenues earned for administering residential mortgage loans originated by the Corporation and subsequently sold with servicing retained, and realized and unrealized gains and losses on forward contracts used to hedge the Corporation’s securitization pipeline. In addition, lower-of-cost-or-market valuation adjustments to the Corporation’s residential mortgage loans held for sale portfolio and servicing rights portfolio, if any, are recorded as part of mortgage banking activities.

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

Equity in earnings (loss) of unconsolidated entity relates to FirstBank’s investment in CPG/GS, the entity that purchased $269 million of loans from FirstBank during the first quarter of 2011. The Bank holds a 35% subordinated ownership interest in CPG/GS. The majority owner of CPG/GS is entitled to recover its initial investment and a priority return of 12% prior to any return paid to the Bank. Accordingly, the Bank’s investment of $13.2 million in CPG/GS is at risk. Refer to Note 12 of the Corporation’s unaudited financial statements for the quarter ended September 30, 2013 for additional information about the Bank’s investment in CPG/GS.

Impairment of collateral pledged to Lehman - On May 10, 2013, the Corporation received notice from its counsel that the United States Bankruptcy Court for the Southern District of New York denied the Bank’s Motion for Summary Judgment filed in connection with its claim to recover certain assets pledged as collateral to Lehman and that the Motion for Summary Judgment submitted by Barclays Capital (“Barclays”) was granted. This matter relates to the claim that the Bank filed against Barclays to recover the securities (or the cash equivalent thereof) that were posted as collateral in connection with certain interest rate swap agreements executed with Lehman. Beginning with the second quarter of 2009, the Corporation classified the pledged securities as a non-performing asset with a book value of $64.5 million. As a result of the Bankruptcy Court’s May 10, 2013 decision, the Corporation determined that it is probable that the asset is impaired and, in the 2013 second quarter, recorded a non-cash charge of $66.6 million associated with the write-off of the carrying value of the pledged securities and related accrued interest. The Corporation has filed a Notice of Appeal and will continue with its efforts through the legal process to recover the value of the assets.

Non-interest income for the third quarter of 2013 amounted to $10.1 million, compared to $15.1 million for the third quarter of 2012. The decrease was primarily due to the following:

•	A $3.7 million increase in equity in loss of unconsolidated entity, as the Corporation recorded a loss of $5.9 million for the third quarter of 2013 compared to a loss of $2.2 million for the third quarter of 2012. This adjustment is related to the Bank’s investment in CPG/GS. This investment is accounted under the equity method following the hypothetical liquidation book value (“HLBV”) method to determine the Bank’s share in CPG/GS earnings or loss. Under the HLBV method, the Bank determines its share of CPG/GS earnings or loss by determining the difference between its claim on CPG/GS book value at the end of the period as compared to the beginning of the period. The positive variance results from changes in the fair value of loans receivable held by CPG/GS where fair value is determined on a discounted cash flow basis. At valuation dates, key inputs and assumptions are updated to reflect changes in the market, the performance of the underlying assets, and expectations of a market participant. The Bank reports its share of CPG/GS’s operating results on a one-quarter lag basis. Refer to Note 12 of the accompanying unaudited financial statements for additional information, including unaudited income statement information of CPG/GS for the quarter ended September 30, 2013.

•	A $1.2 million decrease in revenues from the mortgage banking business mainly related to: (i) a $1.9 million decrease in gains on sales and securitizations of residential mortgage loans, including GNMA MBS and forward contracts used by the Corporation to hedge its securitization pipeline, mainly related to lower profit margins, and (ii) a $0.3 million loss related to claims for certain foreclosure costs on loans serviced by the Bank. These variances were partially offset by a $0.5 million increase in servicing fees commensurate with the increase in the servicing portfolio, and a $0.5 million favorable variance related to the decrease in the valuation allowance for servicing assets.

Non-interest loss for the nine-month period ended September 30, 2013 amounted to $28.0 million, including the $66.6 million write-off of the collateral pledged to Lehman, compared to non-interest income of $37.6 million for the same period in 2012. Adjusted non-interest income, excluding the Lehman collateral write-off, increased $0.9 million for the first nine months of 2013 compared to the same period in 2012 primarily due to:

•	A $1.0 million increase attributable to interchange and other fees related to the credit card portfolio acquired in late May 2012, recorded as part of “Other operating income” in the table above.

•	A $1.9 million increase in merchant fees, recorded as part of “Other operating income” in the table above.

•	A $0.6 million increase in income from the insurance agency activities, mainly related to a higher volume.

•	A $1.7 million decrease in OTTI charges on debt and equity securities. The OTTI charge for both periods is mainly related to credit losses associated with private label mortgage backed securities held by the Corporation with an amortized cost of $57.7 million as of September 30, 2013.

Partially offset by:

•	A $3.4 million loss related to the restructuring of a commercial mortgage loan held for sale in which the Corporation received foreclosed real estate in partial satisfaction of a debt arrangement and modified the terms of the remaining balance. This loss is included as part of “Other operating income” in the table above.

•	A $0.3 million decrease in revenues from the mortgage banking business mainly related to lower of cost or market charges to the residential mortgage loan held for sale portfolio of $2.7 million and losses of $0.4 million related to claims for certain foreclosures costs on loans serviced by the Bank and compensatory fees. This was partially offset by an increase of $1.4 million in servicing fees, an increase of $0.5 million in gains on sales and securitizations of residential mortgage loans, and a favorable variance of $1.0 million related to the decrease in the valuation allowance of servicing assets.

Non-Interest Expenses

The following table presents the detail of non-interest expenses for the periods indicated:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2013	2012	2013	2012
	(In thousands)

Employees’ compensation and benefits	$32,823	$31,058	$99,493	$93,770
Occupancy and equipment	15,134	15,208	45,150	46,065
Insurance and supervisory fees	11,513	13,023	37,018	39,333
Taxes, other than income taxes	4,693	3,499	13,921	10,350
Professional fees:
Collections, appraisals and other credit related fees	2,780	2,250	7,224	5,670
Outsourcing technology services	4,338	1,311	9,942	3,390
Bulk sales professional fees	—	—	6,938	—
Preferred stock exchange offer professional fees	—	—	1,196	—
Secondary offering professional fees	390	—	390	—
Other professional fees	4,332	3,908	11,017	10,708
Credit and debit card processing expenses	2,682	2,574	8,040	3,516
Business promotion	3,478	4,004	10,666	10,026
Communications	1,866	1,797	5,565	5,276
Net loss on OREO and OREO operations	7,052	8,686	29,191	18,915
Secondary offering other costs	1,279	—	1,279	—
Other	6,794	4,525	21,457	16,959

	$99,154	$91,843	$308,487	$263,978

Non-interest expenses increased by $7.3 million to $99.2 million for the third quarter of 2013 compared to $91.8 million for the third quarter of 2012. The increase was principally attributable to:

•	A $3.0 million increase in fees for professional services related to the outsourcing of technology services, mainly due to services provided by FIS under a multi-year technology outsourcing agreement executed by the Corporation at the beginning of the second quarter of 2013. The Bank’s information technology (“IT”) operations were outsourced effective April 1, 2013. Under the multi-year agreement the IT provider, FIS, assumed full operational responsibility for the Bank’s IT operations and staff and the alliance is expected to result in lower operating costs and greater operational efficiencies in future periods. The increases in professional fees attributed to this agreement were partially offset by savings in employees’ compensation and benefits expense related to employees transferred to the IT service provider and savings in software maintenance costs.

•	A $1.7 million increase in non-interest expenses associated with the secondary offering of the Corporation’s common stock by certain of the existing stockholders.

•	A $0.5 million increase in expenses related to the credit card portfolio, including an increase of $1.7 million in costs associated with the conversion of the credit card processing platform completed in the third quarter of 2013 aligned with our focus on increasing the Bank’s consumer loans market share and cross-selling opportunities. This was partially offset by declines in servicing fees and other costs on the previous interim servicing agreement.

•	A $1.8 million increase in employee compensation and benefits due to, among other things, the filling of vacant positions, including several managerial and supervisory positions, salary merit increases and higher incentive and stock-based compensation expenses. These increases were partially offset by savings of approximately $1.7 million related to employees transferred to FIS.

•	A $1.2 million increase in taxes, other than income taxes, driven by a $1.7 million charge related to the new Puerto Rico national gross receipts tax.

•	The impact in the third quarter of 2012 of reserve releases of $1.2 million related to the reserve for probable losses on off-balance sheet exposures, mainly unfunded loan commitments. This is included as part of “Other” in the table above.

These increases were partially offset by:

•	A $1.2 million decrease in the deposit insurance premium mainly attributable to the decrease in average assets and decreases in high-risk loans. This charge is included as part of “Insurance and Supervisory fees” in the table above.

•	A $1.6 million decrease in the net loss on OREO operations, mainly lower operating expenses for, among other things, insurance, repairs and maintenance costs as well as legal-related fees, commensurate with a lower inventory.

Non-interest expenses increased $44.5 million for the nine-month period ended September 30, 2013, compared to the same period in 2012, primarily due to:

•	A $10.3 million increase in the net loss on OREO operations mainly related to higher write-downs of the value of OREO properties, including write-offs of $5.3 million on commercial properties in the Virgin Islands, and the aforementioned $1.9 million loss on the sale of certain OREO properties as part of the bulk sale of non-performing residential assets. In addition, the variance reflects the loss of $0.7 million recorded in the first quarter of 2013 related to the sale of OREO properties to another company and the impact in the prior year of gains of $1.3 million on the sale of certain commercial OREO properties.

•	A $7.5 million increase in expenses related to the credit card loan portfolio acquired in May 2012, including $1.7 million of costs associated with the conversion of the credit card processing platform.

•	Professional fees of $6.9 million specifically related to the bulk sales of assets completed during the first and second quarter of 2013 and $1.2 million related to expenses associated with a terminated preferred stock exchange offer.

•	A $6.5 million increase in fees for professional services related to the outsourcing of technology services, mainly due to services provided by FIS, as explained above.

•	A $5.7 million increase in employee compensation and benefits due to the filling of vacant positions, including several managerial and supervisory positions, certain non-periodic expenses such as lump sum and severance payments, salary merit increases and higher incentive and stock-based compensation expenses. These increases were partially offset by savings of approximately $3.4 million related to employees transferred to FIS, as described above.

•	A $3.6 million increase in taxes, other than income taxes, driven by charges of $4.9 million related to the new Puerto Rico national gross receipts tax.

•	A $1.7 million increase in non-interest expenses associated with the secondary offering of the Corporation’s common stock by certain of the existing stockholders.

•	A $1.6 million increase in attorney collection fees and mortgage appraisal services, included as part of collections, appraisals and other credit related professional fees in the table above.

These increases were partially offset by a $2.2 million decrease in the deposit insurance premium. This charge is included as part of “Insurance and Supervisory fees” in the table above.

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

On June 30, 2013, the Puerto Rico Government approved Act No. 40 (“Act 40”), known as the “Tax Burden Adjustment and Redistribution Act”, which amended the Puerto Rico Internal Revenue Code of 2011 (the “2011 PR Code”), and Act No. 46 (“Act 46”), which brings changes to the sales and use tax regime. The main provisions of Act 40 that impact financial institutions include:

(i)	A new national gross receipts tax that in the case of financial institutions is 1% of gross income which is not deductible for purposes of computing net taxable income and is not part of the alternative minimum tax (“AMT”). This provision is retroactive to January 1, 2013. An expense of $4.9 million was recorded in the first nine months of 2013 related to the national gross receipts tax. This expense is included as part of “Taxes, other than income taxes” in the Consolidated Statement of Income (Loss). Subject to certain limitations, a financial institution will be able to claim a credit of 0.5% of its gross income against its regular income tax or the alternative minimum tax. A $2.5 million benefit related to this credit was recorded as a reduction to the provision for income taxes in the first nine months of 2013.

(ii)	A decrease in the deduction available to corporations for the computation of the additional surtax from $750,000 to $25,000 and a change in the surtax rate to rates that range from 5% to 19%, resulting in an increase in the maximum statutory tax rate from 30% to 39%. This provision is also retroactive to January 1, 2013. The effect on operating results in the second quarter of 2013 related to these changes was a net benefit of approximately $0.5 million, mainly due to the increase in the deferred tax asset of profitable subsidiaries. The deferred tax valuation allowance increased to $519.8 million as of September 30, 2013 from $359.9 million at December 31, 2012, as a result of changes in tax rates and operating results for the first nine months of 2013.

(iii)	A higher AMT rate (30% of the alternative minimum net income, as compared to 20% previously) and various parallel computations required to be made before determining whether an AMT liability exists. This change did not have an impact on the Corporation’s provision for income taxes recorded in the first nine months of 2013.

(iv)	The Net Operating Loss (“NOL”) carryover period increased from 10 years to 12 years for losses incurred in taxable years that commenced after December 31, 2004 and ended before January 1, 2013. The carryover period for NOL incurred during taxable years commencing after December 31, 2012 will be 10 years. The NOL deduction is now limited to 90% of taxable income for regular income tax purpose and 80% for AMT purposes.

Significant changes to the sales and use tax regime include adjustments to the Business to Business exclusion. The business to business exclusion applicable to services rendered from one registered business to another registered business remains in effect, except for certain services, that will be taxable including, among others, service charges imposed by financial institutions to other businesses (commercial clients), collection services, repairs and maintenance services of real and personal property, and computer programming including modifications to previously designed systems. The sales and use tax provisions were effective beginning on July 1, 2013.

On October 14, 2013, the Governor of Puerto Rico signed into law Act No. 117 (“Act 117”) providing additional changes and transitional provisions in connection with Act 40. In relation to the national gross receipts tax, Act 117 clarifies, among others things, that gross income subject to the special tax does not includes the following:

(i)	Dividends received from a 100% controlled domestic subsidiary. During the nine-months ended September 30, 2013, no dividends subject to this exception were received by any of the Corporation’s entities.

(ii)	Income attributable to a trade or business outside of Puerto Rico. As of September 30, 2013, the Corporation accrued approximately $0.5 million of gross receipts tax expense related to income attributable to the trade or business outside of Puerto Rico. Based on Act 117 dispositions, this expense will be reversed during the fourth quarter of 2013 when the Act was enacted.

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

The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through an International Banking Entity (“IBE”) of the Bank and through the Bank’s subsidiary, FirstBank Overseas Corporation, whose interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation. The IBE and FirsBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBE operating in Puerto Rico. An IBE that operates as a unit of a bank pays income taxes at normal rates to the extent that the IBE net income exceeds 20% of the bank’s total net taxable income.

For the quarter and nine-month period ended September 30, 2013, the Corporation recorded income tax expense of $3.7 million and $4.3 million, respectively, compared to income tax expense of $0.8 million and $4.4 million for the same periods in 2012. The increase for the third quarter of 2013, compared to the same period in 2012, was mainly driven by an increase in reserves for uncertain tax positions as further discussed below. For the nine-month period ended September 30, 2013, the impact of the $3.0 million increase in reserves for uncertain tax positions was offset by the $2.5 million benefit related to the credit and the net benefit of $0.5 million related to the increase in the deferred tax asset of profitable subsidiaries due to changes in statutory tax rates. The income tax in the interim financial statements is calculated based on the income of the individual subsidiaries and the currently valid tax rates as a best possible estimate. As of September 30, 2013, the deferred tax asset, net of a valuation allowance of $519.8 million, amounted to $7.4 million compared to $4.9 million as of December 31, 2012. The increase in the deferred tax asset valuation allowance to $519.8 million as of September 30, 2013 from $359.9 million as of December 31, 2012 was mainly due to the increase in statutory tax rates and the operating results for the first nine months of 2013.

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

In assessing the weight of positive and negative evidence, a significant negative factor that resulted in the maintenance of the valuation allowance was that the Corporation’s banking subsidiary, FirstBank Puerto Rico, was in a three-year historical cumulative loss position as of September 30, 2013, mainly due to significant charges to the provision for loan and lease losses in prior years as a result of the economic downturn and the bulk sales of assets completed in 2013. As of September 30, 2013, the Corporation had a gross deferred tax asset of $529.2 million, including $372.7 million associated with net operating losses (“NOLs”). The Bank incurred all of the NOLs on or after 2009. As mentioned before, the Corporation maintained a valuation allowance of $519.8 million as of September 30, 2013 against the deferred tax asset. As of September 30, 2013, management concluded that $7.4 million of the deferred tax asset will be realized as it relates to profitable subsidiaries and to amounts that can be realized through future reversals of existing taxable temporary differences. To the extent the realization of a portion, or all, of the tax asset becomes “more likely than not” based on changes in circumstances (such as, improved earnings, changes in tax laws or other relevant changes), a reversal of that portion of the deferred tax asset valuation allowance will then be recorded.

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

The following table reconciles the balance of UTBs:

	2013	2012
(In thousands)

Balance beginning of the year	$2,374	$2,374
Increases related to positions taken during prior years	3,102	—

Balance at end of period	$5,476	$2,374

The Corporation recorded UTBs of $5.5 million, all of which would, if recognized, affect the Corporation’s effective tax rate. The Corporation classified all interest and penalties, if any, related to tax uncertainties as income tax expense. As of September 30, 2013, the Corporation’s accrued interest that relates to tax uncertainties amounted to $1.2 million and there was no need to accrue for the payment of penalties. For the nine-month period ended September 30, 2013, the total amount of interest recognized by the Corporation as part of income tax expense related to tax uncertainties was $0.1 million. The years 2007 through 2009 have been examined by the United States Internal Revenue Service (“IRS”) and disputed issues were taken to administrative appeals during 2011. During the third quarter of 2013, the Corporation increased its UTBs by $3.1 million, mainly due to changes in management judgment given the lengthy administrative appeals process and expectations as to resolution. The amount of the Corporation’s UTBs may increase or decrease for various reasons, including changes in the amounts for current tax year positions, the expiration of open income tax returns due to the expiration of statutes of limitations, changes in management’s judgment about the level of uncertainty, the status of examinations, litigation and legislative activity, and the addition, or elimination, of uncertain tax positions. During October 2013, the Corporation filed a mediation request with the IRS appeals office in an effort to expedite the resolution of the audits under their examination. Subsequent to the filling of the mediation request, the Corporation has exchanged communications with the IRS appeals office and management is working and expects the prompt resolution of this matter. However, the Corporation currently cannot reasonably estimate a range of possible changes to existing reserves.

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

FINANCIAL CONDITION AND OPERATING DATA ANALYSIS

Assets

Total assets were approximately $12.8 billion as of September 30, 2013, down $312.3 million from December 31, 2012. The decrease was mainly related to a $516.3 million decrease in total loans and a $52.5 million decrease in the OREO inventory. This decrease was driven by the two bulk sales of adversely classified and non performing assets completed during the first and second quarters of 2013 that aggregated $415.2 million of loans and $25.5 million of OREO properties, the individual sale of a non-performing commercial mortgage loan with a book value of $40.8 million and the repayment of a $35.6 million commercial loan in the third quarter of 2013. The decrease in total assets was also attributable to a decline of $122.5 million in cash and cash equivalents and the $66.6 million write-off of the collateral pledged to Lehman. These decreases were partially offset by a $316.3 million increase in the available-for-sale investment securities portfolio led by purchases of 15-20 year U.S. agency MBS during the first nine-months of 2013.

Loan Portfolio

The following table presents the composition of the Corporation’s loan portfolio, including loans held for sale, as of the dates indicated:

(In thousands)	September 30, 2013	December 31, 2012

Residential mortgage loans	$2,519,457	2,747,217

Commercial loans:
Commercial mortgage loans (1)	1,857,794	1,883,798
Construction loans (1)	163,610	361,875
Commercial and Industrial loans (1) (2)	2,663,793	2,793,157
Loans to a local financial institution collateralized by real estate mortgages	244,554	255,390

Total commercial loans	4,929,751	5,294,220

Finance leases	243,553	236,926

Consumer loans	1,815,873	1,775,751

Total loans held for investment	9,508,634	10,054,114

Less:
Allowance for loan and lease losses	(289,379)	(435,414)

Total loans held for investment, net	$9,219,255	$9,618,700
Loans held for sale	114,592	85,394

Total loans, net	$9,333,847	$9,704,094

(1)	During the second quarter of 2013, after a comprehensive review of substantially all of the loans in our commercial portfolios, the classification of certain loans was revised to more accurately depict the nature of the underlying loans. This reclassification resulted in a net increase of $269.0 million in commercial mortgage loans, since the principal source of repayment for such loans is derived primarily from the operation of the underlying real estate, with a corresponding decrease of $246.8 million in commercial and industrial loans and a $22.2 million decrease in construction loans. The Corporation evaluated the impact of this reclassification on the provision for loan losses and determined that the effect of this adjustment was not material to any previously reported results.
(2)	As of September 30, 2013, includes $1.2 billion of commercial loans that are secured by real estate (owner-occupied commercial loans secured by real estate) but are not dependent upon the real estate for repayment.

As of September 30, 2013, the Corporation’s total loans, net of allowance, decreased by $370.2 million, when compared with the balance as of December 31, 2012. The major reductions were mainly the result of the two bulk sales of assets. The first bulk sale, which took place during the first quarter of 2013, was mainly composed of adversely classified and non-performing loans with a book value of $211.4 million ($100.1 million of C&I loans, $68.8 million of commercial mortgage loans, $41.3 million of construction loans, and $1.2 million of residential mortgage loans).

The second bulk sale, which took place during the second quarter of 2013, was mainly composed of non-performing residential mortgage loans with a book value of $203.8 million.

Of the total gross loan portfolio of $9.6 billion as of September 30, 2013, approximately 85% have credit risk concentration in Puerto Rico, 9% in the United States (mainly in the state of Florida) and 6% in the Virgin Islands, as shown in the following table:

As of September 30, 2013	Puerto Rico	Virgin Islands	United States	Total
	(In thousands)
Residential mortgage loans	$1,883,682	$351,176	$284,599	$2,519,457

Commercial mortgage loans	1,471,657	75,199	310,938	1,857,794
Construction loans	100,946	35,121	27,543	163,610
Commercial and Industrial loans	2,388,848	105,847	169,098	2,663,793
Loans to a local financial institution collateralized by real estate mortgages	244,554	—	—	244,554

Total commercial loans	4,206,005	216,167	507,579	4,929,751

Finance leases	243,553	—	—	243,553

Consumer loans	1,736,052	49,616	30,205	1,815,873

Total loans held for investment, gross	$8,069,292	$616,959	$822,383	$9,508,634

Allowance for loan and lease losses	(244,299)	(13,623)	(31,457)	(289,379)

Total loans held for investment, net	7,824,993	603,336	790,926	9,219,255

Loans held for sale	74,012	40,580	—	114,592

Total loans	$7,899,005	$643,916	$790,926	$9,333,847

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

The following table details First BanCorp’s loan production, including purchases, refinancings, and draws from existing revolving and non-revolving commitments for the periods indicated:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2013	2012	2013	2012
	(In thousands)

Residential real estate	$176,865	$187,035	$669,054	$542,437
C&I and commercial mortgage	448,189	252,572	1,144,844	880,380
Construction	5,354	11,689	48,251	38,073
Finance leases	26,770	23,934	79,037	71,337
Consumer	262,920	279,931	797,470	629,939

Total loan production	$920,098	$755,161	$2,738,656	$2,162,166

The Corporation is experiencing continued loan demand and has continued its targeted origination strategies. During the third quarter and nine-month period ended on September 30, 2013, total loan originations, including purchases, refinancings and draws from existing revolving and non-revolving commitments, amounted to approximately $920.1 million and $2.7 billion, respectively, compared to $755.2 million and $2.2 billion, respectively, for the comparable periods in 2012. The increase for the third quarter of 2013, compared to the same period in 2012, was mainly related to disbursements on new credit facilities granted to government entities, primarily public corporations and municipalities in Puerto Rico, and a higher production of commercial loans in both Florida and Puerto Rico. For the nine month period ended September 30, 2013 the increase was also related to higher residential and auto loan originations. For the quarter and nine-month period ended September 30, 2013, government loan originations increased $144.1 million to $159.7 million, and $164.6 million to $327.6 million compared to the same periods in 2012. For the quarter and nine-month period ended September 30, 2013, commercial loan originations (excluding government loans) increased $51.5 million to $288.5 million, and $99.8 million to $817.2 million compared to the same periods in 2012.

For the nine-month period ended September 30, 2013, residential mortgage loan originations and purchases increased $126.7 million to $669.1 million, compared to the same period in 2012, however, a decrease of $10.2 million was reflected in the third quarter of 2013, compared to the same period in 2012, mainly due to the increase in market interest rates. For the quarter and nine-month period ended September 30, 2013, auto loan originations (including finance leases) increased $6.0 million to $157.1 million, and $46.3 million to $460.3 million compared to the same periods in 2012. For the quarter and nine-month period ended September 30, 2013, the utilization activity on outstanding credit cards amounted to $83.5 million and $261.9 million, respectively. For the quarter and nine-month period ended September 30, 2013, other consumer loan originations (mainly personal loans) decreased $8.7 million to $49.1 million, and $3.9 million to $154.2 million compared to the same periods in 2012. Loan production statistics for 2012 exclude the purchase of the $406 million credit cards portfolio acquired in late May 2012.

Residential Real Estate Loans

As of September 30, 2013, the Corporation’s residential real estate loan portfolio held for investment decreased by $227.8 million as compared to the balance as of December 31, 2012, mainly reflecting the bulk sale of non-performing residential loans with a book value of $203.7 million completed in the second quarter of 2013, foreclosures of $31.1 million, charge-offs and principal repayments. Such decrease was partially offset by loan originations retained in the portfolio during the period. The majority of the Corporation’s outstanding balance of residential mortgage loans consists of fixed-rate, fully amortizing, full documentation loans. In accordance with the Corporation’s underwriting guidelines, residential real estate loans are mostly fully documented loans, and the Corporation is not actively involved in the origination of negative amortization loans, or adjustable-rate mortgage loans. Refer to the “Contractual Obligations and Commitments” discussion below for additional information about outstanding commitments to sell mortgage loans.

Commercial and Construction Loans

As of September 30, 2013, the Corporation’s commercial and construction loan portfolio held for investment decreased by $364.5 million, as compared to the balance as of December 31, 2012. The reduction primarily reflects the impact of adversely classified commercial loans included in the bulk sale of adversely classified and non-performing assets with a book value of $210.2 million ($100.1 million of C&I loans, $68.8 million of commercial mortgage loans, and $41.3 million of construction loans), the transfer of $181.6 million of non-performing loans to held for sale, of which an aggregate of $47.2 million was sold during the second and third quarter of 2013, and to a lesser extent, charge-offs recorded during the nine-month period ended September 30, 2013, including a $25.4 million charge-off related to a single commercial relationship restructured in the first quarter of 2013 into a split Note A/B. The Corporation’s commercial loans are primarily variable- and adjustable-rate loans.

As of September 30, 2013, the Corporation had $326.7 million outstanding in credit facilities granted to the Puerto Rico government, its municipalities and public corporations, compared to $158.4 million as of December 31, 2012, and $40.9 million granted to the government of the Virgin Islands, compared to $35.5 million as of December 31, 2012. Approximately $199.0 million of the granted facilities to the Puerto Rico government or political subdivisions consists of loans to municipalities for which, in most cases, the good faith, credit, and unlimited taxing power of the applicable municipality has been pledged to their repayment. Approximately $79.6 million consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power. Public corporations have varying degrees of independence from the central government and many receive appropriations or other payments from it. Approximately $48.1 million consists of loans to units of Puerto Rico central government. Furthermore, the Corporation had $198.9 million outstanding as of September 30, 2013 in financing to the hotel industry in Puerto Rico guaranteed by the Puerto Rico Tourism Development Fund (“TDF”).

In addition to loans extended to government entities, the largest loan to one borrower as of September 30, 2013 in the amount of $244.6 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual real-estate loans, mostly 1-4 single family residential mortgage loans in Puerto Rico. This loan is subject to collateral substitution that requires the borrower to substitute defaulted mortgages. As of September 30, 2013, this loan is current.

Construction loan originations decreased by $6.3 million to $5.4 million for the third quarter of 2013, compared to the same period in 2012, and increased by $10.2 million to $48.3 million for the nine-month period ended September 30, 2013, compared to the same period in 2012.

The Corporation has significantly reduced its exposure to construction loans in its Florida operations and construction loan originations in Puerto Rico are mainly draws from existing commitments, including construction facilities tied to financings to the hotel industry guaranteed by TDF.

The decrease in the construction loan portfolio held for investment was driven by the inclusion of construction loans having a book value of $41.3 million in the bulk sale of adversely classified and non-performing assets completed during the first quarter of 2013 and the transfer of construction loans of $78.4 million to held for sale.

The composition of the Corporation’s construction loan portfolio held for investment as of September 30, 2013 by category and geographic location is as follows:

As of September 30, 2013	Puerto Rico	Virgin Islands	United States	Total
	(In thousands)
Loans for residential housing projects:
Mid-rise(1)	$27,717	$4,726	$37	$32,480
Single-family, detached	20,615	—	4,623	25,238

Total for residential housing projects	48,332	4,726	4,660	57,718

Construction loans to individuals secured by residential properties	5,342	1,806	—	7,148
Loans for commercial projects	10,238	3,964	—	14,202
Bridge loans - residential	260	—	—	260
Bridge loans - commercial	—	13,513	—	13,513
Land loans - residential	27,358	9,409	16,723	53,490
Land loans - commercial	9,213	1,870	6,160	17,243

Total before net deferred fees and allowance for loan losses	$100,743	$35,288	$27,543	$163,574
Net deferred fees	203	(167)	—	36

Total construction loan portfolio, gross	100,946	35,121	27,543	163,610
Allowance for loan losses	(18,907)	(6,838)	(10,358)	(36,103)

Total construction loan portfolio, net	$82,039	$28,283	$17,185	$127,507

(1)	Mid-rise relates to buildings of up to 7 stories.

The following table presents further information on the Corporation’s construction portfolio as of and for the nine-month period ended September 30, 2013:

(In thousands)
Total undisbursed funds under existing commitments	$57,672

Construction loans held for investment in non-accrual status	$64,241

Construction loans held for sale in non-accrual status	$49,824

Net charge offs - Construction loans (1)	$40,812

Allowance for loan losses - Construction loans	$36,103

Non-performing construction loans to total construction loans, including held for sale	53.44%

Allowance for loan losses - construction loans to total construction loans held for investments	22.07%

Net charge-offs (annualized) to total average construction loans (2)	18.60%

(1)	Includes net charge-offs of $34.2 million related to the bulk sales of assets and the transfer of loans to held for sale.
(2)	The ratio of construction loans net charge-offs to average loans, excluding charge-offs associated with the bulk sales of assets and the transfer of loans to held for sale, was 3.50%.

The following summarizes the construction loans for residential housing projects in Puerto Rico segregated by the estimated selling price of the units:

(In Thousands)
Under $300k	$17,093
Over $600k(1)	31,239

$48,332

(1)	Mainly composed of four residential housing projects in Puerto Rico.

Consumer Loans and Finance Leases

As of September 30, 2013, the Corporation’s consumer loan and finance lease portfolio increased by $46.7 million, as compared to the portfolio balance as of December 31, 2012. This is mainly the result of loan originations activity during the nine-month period ended September 30, 2013, driven by auto loans originations, partially offset by charge-offs and repayments.

Investment Activities

As part of its strategy to diversify its revenue sources and maximize its net interest income, First BanCorp. maintains an investment portfolio that is classified as available for sale. The Corporation’s total investment securities portfolio as of September 30, 2013 amounted to $2.1 billion, an increase of $309.6 million from December 31, 2012, mainly due to an increase of approximately $326.1 million in mortgage backed securities resulting from purchases in 2013 of approximately $682.9 million of 15-20 Year U.S. Agency MBS with an average yield of 1.99%. The Corporation deployed some of its cash balances, generating income of between 0.25% and 0.35%, into highly liquid securities with a higher yield.

Approximately 96% of the Corporation’s available-for-sale securities portfolio is invested in U.S. Government and Agency debentures and fixed-rate U.S. government sponsored-agency MBS (mainly GNMA, FNMA and FHLMC fixed-rate securities). The Corporation’s investment in equity securities classified as available for sale is minimal, approximately $41 thousand, which consists of common stock of another financial institution in Puerto Rico.

In addition, the Corporation had outstanding $71.0 million in bond obligations of the Puerto Rico government and agencies as part of its available-for-sale investment securities portfolio carried in its books at its fair value of $49.2 million as of September 30, 2013, compared to a fair value of $71.2 million as of December 31, 2012. As discussed above, the yield of the Puerto Rico government bonds has increased in 2013. None of the Corporation’s investment in bond obligations of the Puerto Rico government are subject to margin calls. Based on the Corporation’s ability and intent to hold these securities until a recovery of the fair value occurs, the unrealized losses are considered temporary. The Corporation will continue to closely monitor Puerto Rico’s political and economic status and evaluate the portfolio for any declines in value that could be considered other-than-temporary.

The following table presents the carrying value of investment securities at the indicated dates:

	As of September 30, 2013	As of December 31, 2012
	(In thousands)

Money market investments	$201,365	$216,835

Investment securities available-for-sale, at fair value:
U.S. Government and agencies obligations	259,181	247,072
Puerto Rico government obligations	49,199	71,200
Mortgage-backed securities	1,738,909	1,412,774
Equity securities	41	31

	2,047,330	1,731,077

Other equity securities, including $30.8 million and $37.5 million of FHLB stock as of September 30, 2013 and December 31, 2012, respectively	32,096	38,757

Total money market investments and investment securities	$2,280,791	$1,986,669

Mortgage-backed securities at the indicated dates consist of:

(In thousands)	As of September 30, 2013	As of December 31, 2012

Available-for-sale:
FHLMC certificates	$335,680	$129,240
GNMA certificates	467,186	604,672
FNMA certificates	893,737	627,636
Collateralized Mortgage Obligations issued or guaranteed by FHLMC	121	300
Other mortgage pass-through certificates	42,185	50,926

Total mortgage-backed securities	$1,738,909	$1,412,774

The carrying values of investment securities classified as available for sale as of September 30, 2013 by contractual maturity (excluding mortgage-backed securities and equity securities) are shown below:

(Dollars in thousands)	Carrying Amount	Weighted Average Yield %

U.S. Government and agencies obligations
Due within one year	$7,498	0.12
Due after one year through five years	48,793	1.05
Due after five years through ten years	202,890	1.31

	259,181	1.23

Puerto Rico Government obligations
Due within one year	9,765	3.50
Due after five years through ten years	25,210	4.49
Due after ten years	14,224	5.79

	49,199	4.74

Total	308,380	1.96

Mortgage-backed securities	1,738,909	2.68

Equity securities	41	—

Total investment securities available for sale	$2,047,330	2.56

Net interest income of future periods could be affected by prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on these securities, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration of the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. Approximately $25.7 million of FHLB debt securities with an average yield of 0.35% were called during the nine-month period ended September 30, 2013. As of September 30, 2013, the Corporation has approximately $62.2 million in debt securities (U.S. Agencies and Puerto Rico government securities) with embedded calls and with an average yield of 1.76%. Refer to the “Risk Management” section below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and of the interest rate risk management strategies followed by the Corporation. Also refer to Note 4 to the accompanying unaudited consolidated financial statements for additional information regarding the Corporation’s investment portfolio.

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

The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. As of September 30, 2013, FirstBank could not pay any dividends to the parent company except upon receipt of prior approval by the New York FED and the Federal Reserve Board because of the Agreements.

The Asset and Liability Committee of the Board of Directors is responsible for establishing the Corporation’s liquidity policy as well as approving operating and contingency procedures, and monitoring liquidity on an ongoing basis. Management’s Investment and Assets Liability Committee (the “MIALCO”), using measures of liquidity developed by management, which involve the use of several assumptions, reviews the Corporation’s liquidity position on a monthly basis. The MIALCO oversees liquidity management, interest rate risk and other related matters. The MIALCO, which reports to the Board of Directors’ Asset and Liability Committee, is composed of senior management officers, including the Chief Executive Officer, the Chief Financial Officer, the Chief Risk Officer, the Retail Financial Services Director, the Risk Manager of the Treasury and Investments Division, the Financial Analysis and Asset/Liability Director and the Treasurer. The Treasury and Investments Division is responsible for planning and executing the Corporation’s funding activities and strategy; monitoring liquidity availability on a daily basis; and reviewing liquidity measures on a weekly basis. The Treasury and Investments Accounting and Operations area of the Comptroller’s Department is responsible for calculating the liquidity measurements used by the Treasury and Investment Division to review the Corporation’s liquidity position on a monthly basis; the Financial Analysis and Asset/Liability Director estimates the liquidity gap for longer periods.

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

The Corporation manages its liquidity in a proactive manner, and maintains a sound liquidity position. Multiple measures are utilized to monitor the Corporation’s liquidity position, including core liquidity, basic liquidity, and time-based reserve measures. As of September 30, 2013, the estimated core liquidity reserve (which includes cash and free liquid assets) was $1.6 billion or 12.13% of total assets. The basic liquidity ratio (which adds available secured lines of credit to the core liquidity) was approximately 15.19% of total assets. As of September 30, 2013, the Corporation had $390.7 million available for additional credit from the FHLB NY. Unpledged liquid securities as of September 30, 2013 mainly consisted of fixed-rate MBS and U.S. agency debentures amounting to approximately $736.7 million. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic liquidity measure. Most of the cash balances are deposited with the Federal Reserve Bank and in money market instruments generating interest income between 0.25% and 0.35%. As of September 30, 2013, the holding company had $38.0 million of cash and cash equivalents. Cash and cash equivalents at the Bank level as of September 30, 2013 were approximately $817.5 million. The Bank has $53.4 million of FHLB advances maturing over the next twelve months. In addition, it had $3.2 billion in brokered CDs as of September 30, 2013, of which approximately $1.6 billion mature over the next twelve months. Liquidity at the Bank level is highly dependent on bank deposits, which fund 78.3% of the Bank’s assets (or 53.4% excluding brokered CDs). The Corporation has continued to issue brokered CDs pursuant to temporary approvals received from the FDIC to renew or roll over brokered CDs up to specified amounts through September 30, 2013. Management cannot be certain it will continue to obtain waivers from the restrictions to issue brokered CDs under the FDIC Order to meet its obligations and execute its business plans.

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

The Corporation has continued reducing the amounts of brokered CDs that it holds. The reduction in brokered CDs is consistent with the requirements of the FDIC Order that preclude the issuance of brokered CDs without FDIC approval and require a plan to reduce the amount of brokered CDs. At September 30, 2013, brokered CDs decreased $193.9 million to $3.2 billion from December 31, 2012. At the same time as the Corporation focuses on reducing its reliance on brokered deposits, it is seeking to add core deposits. During the first nine months of 2013, the Corporation increased non-brokered deposits, excluding government deposits, by $54.0 million.

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

The Corporation’s principal sources of funding are:

Brokered CDs – A large portion of the Corporation’s funding has been retail brokered CDs issued by FirstBank. Total brokered CDs decreased by $193.9 million to $3.2 billion as of September 30, 2013. Although all of the Bank’s regulatory capital ratios exceeded the established “well capitalized” levels, and the minimum capital requirements of the FDIC Order as of September 30, 2013, because of the FDIC Order, FirstBank cannot be considered a “well capitalized” institution and cannot replace maturing brokered CDs without the prior approval of the FDIC. Since the issuance of the FDIC Order, the FDIC has granted the Bank quarterly waivers to enable it to continue accessing the brokered deposit market in specified amounts. The most recent waiver is effective through September 30, 2013. The Bank will request approvals for future periods. The Corporation used proceeds from repayments of loans and investments to pay down maturing borrowings, including brokered CDs. Also, the Corporation successfully implemented its core deposit growth strategy that resulted in an increase of $54.0 million in non-brokered deposits, excluding government deposits, during the nine-month period ended September 30, 2013.

The average remaining term to maturity of the retail brokered CDs outstanding as of September 30, 2013 is approximately 1.3 years.

The use of brokered CDs has been particularly important for the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining regular retail deposits in Puerto Rico. The brokered CDs market is very competitive and liquid, and has enabled the Corporation to obtain substantial amounts of funding in short periods of time. This strategy has enhanced the Corporation’s liquidity position, since the brokered CDs are insured by the FDIC up to regulatory limits and can be obtained faster compared to regular retail deposits. During the nine-month period ended September 30, 2013, the Corporation issued $1.6 billion in brokered CDs with an average cost of 0.80% to renew maturing brokered CDs. Management believes it will continue to obtain waivers from the restrictions on the issuance of brokered CDs under the FDIC Order to meet its obligations and execute its business plans.

The following table presents a maturity summary of brokered and retail CDs with denominations of $100,000 or higher as of September 30, 2013:

Total
(In thousands)

Three months or less	$665,215
Over three months to six months	555,497
Over six months to one year	1,272,195
Over one year	2,262,131

Total	$4,755,038

Certificates of deposit in denominations of $100,000 or higher include brokered CDs of $3.2 billion issued to deposit brokers in the form of large ($100,000 or more) certificates of deposit that are generally participated out by brokers in shares of less than $100,000 and are therefore insured by the FDIC. Certificates of deposit with denominations of $100,000 or higher also include $3.8 million of deposits through the Certificate of Deposit Account Registry Service (CDARS).

Government deposits - As of September 30, 2013, the Corporation had $584.1 million of public sector deposits in Puerto Rico compared to $346.3 million as of December 31, 2012. Approximately 25% come from municipalities in Puerto Rico and 75% come from public corporations and the central government. In addition, the Corporation had $174.9 million of public sector deposits in the Virgin Islands compared to $183.0 million as of December 31, 2012.

Retail deposits - The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. Total deposits, excluding brokered CDs and government deposits, increased by $54.0 million to $6.0 billion during 2013, reflecting increases in core-deposit products such as savings and interest-bearing checking accounts, as well as in non-interest bearing deposits spread through the Corporation’s geographic segments. Refer to Note 13 in the accompanying unaudited financial statements for further details.

Refer to the “Net Interest Income” discussion above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarters and nine-month periods ended September 30, 2013 and 2012.

Securities sold under agreements to repurchase - The Corporation’s investment portfolio is funded in part with repurchase agreements. Securities sold under repurchase agreements were $900 million as of September 30, 2013 and December 31, 2012. One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. All of the $900 million of repurchase agreements outstanding as of September 30, 2013 consist of structured repurchase agreements. In addition to these repurchase agreements, the Corporation has been able to maintain access to credit by using cost-effective sources such as FHLB advances. Refer to Note 14 in the Corporation’s unaudited financial statements for the period ended September 30, 2013 for further details about repurchase agreements outstanding by counterparty and maturities.

Under the Corporation’s repurchase agreements, as is the case with derivative contracts, the Corporation is required to pledge cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines due to changes in interest rates, a liquidity crisis or any other factor, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Given the quality of the collateral pledged, the Corporation recently has not experienced significant margin calls from counterparties arising from credit-quality-related write-downs in valuations and, as of September 30, 2013, it had only $0.2 million of cash equivalent instruments deposited in connection with collateralized interest rate swap agreements.

Advances from the FHLB – The Bank is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages as collateral for advances taken. As of September 30, 2013 and December 31, 2012, the outstanding balance of FHLB advances was $353.4 million and $508.4 million, respectively. During the nine-month period ended September 30, 2013, the Corporation repaid $155.0 million of maturing FHLB advances that carried an average cost of 3.56%. At September 30, 2013, the Corporation had $390.7 million available for additional credit on FHLB lines of credit.

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

The cumulative trust preferred debentures are presented in the Corporation’s consolidated statement of financial condition as Other Borrowings. The variable rate trust preferred securities are fully and unconditionally guaranteed by the Corporation. The $100 million Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and the $125 million issued in September 2004 mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Debentures may be shortened (such shortening would result in a mandatory redemption of the variable rate trust preferred securities). The trust preferred securities, subject to certain limitations, qualify as Tier I regulatory capital under current applicable rules and regulations. The Collins Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act eliminates certain trust-preferred securities from Tier 1 Capital. Bank Holding Companies such as the Corporation must fully phase out these instruments of Tier I capital by January 1, 2016, however it may remain in Tier 2 capital until the instruments are redeemed or mature. At September 30, 2013, the Corporation had $225 million in trust preferred securities that are subject to the phase-out from Tier 1 Capital under the Basel 3 Final Rule.

With respect to the outstanding subordinated debentures, the Corporation elected to defer the interest payments that were due in March 2012, June 2012, September 2012, December 2012, March 2013, June 2013, September 2013 and December 31, 2013. The aggregate amount of payments deferred and accrued approximates $12.9 million as of September 30, 2013. Future interest payments are subject to Federal Reserve approval.

The Corporation’s principal uses of funds are the origination of loans and the repayment of maturing deposits and borrowings. The Corporation has committed substantial resources to its mortgage-banking subsidiary, FirstMortgage Inc. As a result, the ratio of residential real estate loans to total loans has increased over time. Commensurate with the increase in its mortgage banking activities, the Corporation has also invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities. The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid in large part because of the sale of mortgages through guarantee programs of the FHA, VA, HUD, FNMA and FHLMC. The Corporation obtained Commitment Authority to issue GNMA mortgage-backed securities from GNMA and, under this program, the Corporation completed the securitization of approximately $300.2 million of FHA/VA mortgage loans into GNMA MBS during the nine-month period ended September 30, 2013. Any regulatory actions affecting GNMA, FNMA or FHLMC could adversely affect the secondary mortgage market.

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

Cash Flows

Cash and cash equivalents were $824.4 million as of September 30, 2013, a decrease of $122.5 million when compared to the balance as of December 31, 2012, while, as of September 30, 2012 the total balance of cash and cash equivalents amounted to $1.0 billion an increase of $557.2 million from December 31, 2011. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during the nine-month periods ended September 30, 2013 and 2012.

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

For the nine-months period ended September 30, 2013 and 2012, net cash provided by operating activities was $262.5 million and $190.8 million, respectively. Net cash generated from operating activities was higher than net loss reported largely as a result of adjustments for operating items such as the provision for loan and lease losses, depreciation and amortization, sales of loans held for sale, and impairments.

Cash Flows from Investing Activities

The Corporation’s investing activities primarily relate to originating loans to be held to maturity and purchasing, selling and repayments of available-for-sale investment securities. For the nine-month period ended September 30, 2013, net cash used in investing activities was $313.2 million, primarily reflecting purchases of investment securities.

For the nine-month period ended September 30, 2012, net cash provided by investing activities was $355.9 million, primarily reflecting proceeds from loans (including sales and paydowns), as well as proceeds from securities called and matured during the nine-month period ended September 30, 2012, and MBS prepayments. Proceeds from sales of loans and from repayments of loans and MBS were used in part to pay down maturing brokered CDs and other funding sources.

Cash Flows from Financing Activities

The Corporation’s financing activities primarily include the receipt of deposits and issuance of brokered CDs, the issuance and payments of long-term debt, the issuance of equity instruments and activities related to its short-term funding. During the nine-month period ended September 30, 2013, net cash used in financing activities was $71.8 million, mainly due to repayments of maturing FHLB advances, and brokered CDs.

In the nine-month period ended September 30, 2012, net cash provided by financing activities was $10.5 million due to proceeds from new FHLB advances and the increase in non-brokered deposits, partially offset by repayments of repurchase agreements, notes payable and brokered CDs.

Capital

At September 30, 2013, the Corporation’s stockholders’ equity was $1.2 billion, a decrease of $264.4 million from December 31, 2012. The decrease was mainly driven by the net loss of $179.3 million for the nine-month period ended September 30, 2013 and an $86.9 million decrease in other comprehensive income due to unrealized losses on available for sale MBS securities attributable to changes in market interest rates, and the decrease in value of the Puerto Rico Government Obligations. As a result of the Written Agreement with the New York FED, currently neither First BanCorp., nor FirstBank, is permitted to pay dividends on capital securities without prior approval.

Effective June 2, 2010, FirstBank, by and through its Board of Directors, entered into the FDIC Order (see Note 22 in the accompanying unaudited financial statements for further details about the FDIC Order). Although, as of September 30, 2013, all of the regulatory capital ratios of the Bank exceed the established “well capitalized” levels and the minimum capital requirements established by the FDIC Order, because of the FDIC Order, FirstBank cannot be treated as a “well capitalized” institution. Set forth below are First BanCorp.’s, and FirstBank’s regulatory capital ratios as of September 30, 2013 and December 31, 2012, based on existing established guidelines.

		Banking Subsidiary
	First BanCorp	FirstBank	To be well capitalized	Consent Order Requirements over time
As of September 30, 2013
Total capital (Total capital to risk-weighted assets)	16.89%	16.48%	10.00%	12.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	15.61%	15.20%	6.00%	10.00%
Leverage ratio	11.65%	11.35%	5.00%	8.00%

As of December 31, 2012
Total capital (Total capital to risk-weighted assets)	17.82%	17.35%	10.00%	12.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	16.51%	16.04%	6.00%	10.00%
Leverage ratio	12.60%	12.25%	5.00%	8.00%

The decrease in capital ratios was primarily related to the aggregate loss of $140.8 million on the two bulk sales of assets completed during the first half of 2013 and the transfer of certain loans to held for sale as well as the $66.6 million write-off of the collateral pledged to Lehman.

In July 2013, U.S. banking regulators approved a revised regulatory capital framework for U.S. banking organizations that is based on international regulatory capital requirements adopted by the Basel Committee on Banking Supervision over the past several years (the “Basel 3 rules”). The Basel 3 rules introduce new minimum capital ratios and capital conservation buffer requirements, change the composition of regulatory capital, require a number of new adjustments to and deductions from regulatory capital, and introduce a new “Standardized Approach” for the calculation of risk-weighted assets that will replace the risk-weighting requirements under the current U.S. regulatory capital rules. The new minimum regulatory capital requirements and the Standardized Approach for the calculation of risk-weighted assets will become effective for the Corporation and FirstBank on January 1, 2015. The capital conservation buffer requirements, and the regulatory capital adjustments and deductions under the Basel 3 rules will be implemented over several multi-year transition periods ending as of December 31, 2018, although the phase-in of required regulatory capital adjustments and deductions generally will end as of January 1, 2018.

The Basel 3 rules introduce a new and separate ratio of Common Equity Tier 1 capital (“CET1”) to risk-weighted assets. CET1, a component of total Tier 1 capital, generally consists of common stock and related surplus, retained earnings, accumulated other comprehensive income (“AOCI”) and qualifying minority interests. In addition, the Basel 3 rules also will require the Corporation to maintain an additional CET1 capital conservation buffer of 2.5%. Thus, when the Basel 3 rules are fully phased in as of January 1, 2019, the Corporation will be required to maintain (i) a minimum CET1 to risk-weighted assets ratio of at least 4.5%, plus the 2.5% “capital conservation buffer,” resulting in a required minimum CET1 ratio of at least 7% upon full implementation, (ii) a minimum ratio of total Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum Tier 1 capital ratio of 8.5% upon full implementation, (iii) a minimum ratio of total Tier 1 plus Tier 2 capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum total capital ratio of 10.5% upon full implementation, and (iv) a required minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average on-balance sheet (non-risk adjusted) assets. The phase-in of the capital conversation buffer will begin on January 1, 2016 with a first year requirement of 0.625% of additional CET1, and be progressively increased over a four-year period, increasing by that same percentage amount on each subsequent January 1 until it reaches the fully-phased in 2.5% CET1 requirement on January 1, 2019.

In addition, the Basel 3 rules require a number of new deductions from and adjustments to CET1, including deductions from CET1 for goodwill, mortgage servicing rights, and deferred tax assets dependent upon future taxable income. In the case of mortgage servicing assets and deferred tax assets, among others, these items would be required to be deducted to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current regulatory capital requirements, the effect of AOCI is excluded for the purposes of calculating the required regulatory capital ratios. By comparison, under the Basel 3 rules, the effects of certain AOCI items are not excluded. Certain banking organizations, however, including the Corporation and FirstBank, will be allowed to make a one-time permanent election in early 2015 to continue to exclude AOCI items. The Corporation has not determined at this time whether it will make that one-time election.

In addition, the Basel 3 rules will require that certain non-qualifying capital instruments, including cumulative preferred stock and Trust Preferred Securities (“TRuPs”), be excluded from Tier 1 capital. In general, banking organizations such as the Corporation and the Bank, that are not advanced approaches banks, must begin to phase out TRuPs from Tier 1 capital by January 1, 2015. The Corporation will be allowed to include 25% of the $225 million outstanding qualifying TRuPs as Tier 1 capital in 2015 and the TRuPs must be fully phased out from Tier 1 capital by January 1, 2016. However, the Corporation’s TRuPs may continue to be included in Tier 2 capital until the instruments are redeemed or mature.

The Basel 3 rules also revise the “prompt corrective action” (“PCA”) regulations that apply to depository institutions, including FirstBank, pursuant to Section 38 of the Federal Deposit Insurance Act by (i) introducing a separate CET1 ratio requirement for each PCA capital category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each PCA capital category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that allows a bank with a composite supervisory rating of 1 to have a 3% leverage ratio and still be adequately capitalized and maintaining the minimum leverage ratio for well-capitalized status at 5%. The Basel 3 rules do not change the total risk-based capital requirement (10% for well-capitalized status) for any PCA capital category. The new PCA requirements become effective on January 1, 2015.

The Basel 3 rules separately impose a Standardized Approach for risk-weightings that expands the risk-weighting categories from the four major risk-weighting categories under the current regulatory capital rules (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets. In a number of cases, the Standardized Approach will result in higher risk weights for a variety of asset categories. Specific changes to the risk-weightings of assets under the current regulatory capital rules include, among other things: (i) applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans, (ii) assigning a 150% risk weight to exposures that are 90 days past due (other than qualifying residential mortgage exposures, which remain at an assigned risk-weighting of 100%), and (iii) establishing a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, in contrast to the 0% risk-weighting under the current rules.

Based on the Corporation’s review of the U.S. Basel 3 final rule, the Corporation currently anticipates exceeding the fully phased-in minimum capital ratios these rules establish.

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

The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets for the periods ended September 30, 2013 and December 31, 2012, respectively:

(In thousands, except ratios and per share information)	September 30, 2013	December 31, 2012
Total equity - GAAP	$1,220,593	$1,485,023
Preferred equity	(63,047)	(63,047)
Goodwill	(28,098)	(28,098)
Purchased credit card relationship	(20,718)	(23,511)
Core deposit intangible	(7,570)	(9,335)

Tangible common equity	$1,101,160	$1,361,032

Total assets - GAAP	$12,787,450	$13,099,741
Goodwill	(28,098)	(28,098)
Purchased credit card relationship	(20,718)	(23,511)
Core deposit intangible	(7,570)	(9,335)

Tangible assets	$12,731,064	$13,038,797

Common shares outstanding	207,043	206,235

Tangible common equity ratio	8.65%	10.44%
Tangible book value per common share	$5.32	$6.60

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

The following table reconciles stockholders’ equity (GAAP) to Tier 1 common equity based on current applicable bank regulatory requirements (known as “Basel I”):

(In thousands)	September 30, 2013	December 31, 2012

Total equity - GAAP	$1,220,593	$1,485,023
Qualifying preferred stock	(63,047)	(63,047)
Unrealized loss (gain) on available-for-sale securities (1)	58,485	(28,476)
Disallowed deferred tax asset (2)	(43)	—
Goodwill	(28,098)	(28,098)
Core deposit intangible	(7,570)	(9,335)
Other disallowed assets	(410)	(4,032)

Tier 1 common equity	$1,179,910	$1,352,035

Total risk-weighted assets	$9,402,910	$9,933,719

Tier 1 common equity to risk-weighted assets ratio	12.55%	13.61%

(1)	Tier 1 capital excludes net unrealized gains (losses) on available-for-sale debt securities and net unrealized gains on available-for-sale equity securities with readily determinable fair values, in accordance with regulatory risk-based capital guidelines. In arriving at Tier 1 capital, institutions are required to deduct net unrealized losses on available-for-sale equity securities with readily determinable fair values, net of tax.
(2)	Approximately $7.7 million and $11 million of the Corporation’s deferred tax assets as of September 30, 2013 and December 31, 2012, respectively, were included without limitation in regulatory capital pursuant to the risk-based capital guidelines, while approximately $43 thousand of such assets as of September 30, 2013 exceeded the limitation imposed by these guidelines and, as “disallowed deferred tax assets”, was deducted in arriving at Tier 1 capital. According to regulatory capital guidelines, the deferred tax assets that are dependent upon future taxable income are limited for inclusion in Tier 1 capital to the lesser of: (i) the amount of such deferred tax asset that the entity expects to realize within one year of the calendar quarter end-date, based on its projected future taxable income for that year or (ii) 10% of the amount of the entity’s Tier 1 capital. Approximately $0.3 million of the Corporation’s other net deferred tax liability as of September 30, 2013 and $6 million as of December 31, 2012 represented primarily the deferred tax effects of unrealized gains and losses on available-for-sale debt securities, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines.

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

As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. As of September 30, 2013, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $1.1 billion, (including $677.0 million pertaining to credit card loans) and $62.9 million, respectively. Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation does not enter into interest rate lock agreements with prospective borrowers in connection with mortgage banking activities.

Contractual Obligations, Commitments and Contingencies

The following table presents a detail of the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments As of September 30, 2013

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In thousands)

Contractual obligations: (1)
Certificates of deposit	$5,604,937	$2,981,958	$2,276,027	$341,003	$5,949
Securities sold under agreements to repurchase	900,000	—	100,000	700,000	100,000
Advances from FHLB	353,440	53,440	100,000	200,000	—
Other borrowings	231,959	—	—	—	231,959

Total contractual obligations	$7,090,336	$3,035,398	$2,476,027	$1,241,003	$337,908

Commitments to sell mortgage loans	$80,300	$80,300

Standby letters of credit	$10,898	$10,898

Commitments to extend credit:
Lines of credit	$1,095,779	$1,095,779
Letters of credit	51,957	51,957
Commitments to originate loans	62,779	62,779

Total commercial commitments	$1,210,515	$1,210,515

(1)	$6.7 million of tax liability, including accrued interest of $1.2 million, associated with unrecognized tax benefits have been excluded due to the high degree of uncertainty regarding the timing of future cash flows associated with such obligations.

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

Barclays has filed a motion in the Bankruptcy Court in an effort to impose sanctions on the Bank for seeking the relief sought in the litigation, and the Bank has opposed that motion. Briefing on the sanctions motion is complete, a hearing for oral arguments has been held and the parties are awaiting a decision from the Bankruptcy Court.

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

As of September 30, 2013, First BanCorp and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. Management believes that the final disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on the Corporation’s financial position, results of operations or cash flows.

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

The 12-month net interest income is forecasted assuming September 30, 2013 interest rate curves remain constant. Then net interest income is estimated under rising and falling rates scenarios. For rising rates scenarios, a gradual (ramp) parallel upward shift of the yield curves is assumed during the first twelve months (the “+200 ramp” scenario). Conversely, for the falling rates scenario, a gradual (ramp) parallel downward shift of the yield curves is assumed during the first twelve months (the “-200 ramp” scenario). However, given the current low levels of interest rates, a full downward shift of 200 bps would represent an unrealistic scenario. Therefore, under the falling rate scenario, rates move downward up to 200 basis points, but without reaching zero. The resulting scenario is of interest rates close to zero in most cases, reflecting a flattening yield curve instead of a parallel downward scenario.

The Libor/Swap curve for September 2013, as compared to December 2012, showed an average decrease of approximately 12 basis points in the short term horizon, between one to twelve months, while market rates increase an average of 70 basis points in the long term horizon. The Treasury curve remained almost flat in the short term horizon, but showed an increase of 67 basis points in the long term horizon, but compared to December 2012 end of month levels.

The following table presents the results of the simulations as of September 30, 2013 and December 31, 2012. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives and liabilities measured at fair value:

	September 30, 2013				December 31, 2012
	Net Interest Income Risk				Net Interest Income Risk
	(Projected for the next 12 months)				(Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	Change	% Change	Change	% Change	Change	% Change	Change	% Change
+ 200 bps ramp	$15.6	3.03%	$17.3	3.17%	$13.0	2.53%	$9.0	1.72%
- 200 bps ramp	$(10.4)	(2.03)%	$(9.8)	(1.80)%	$(2.5)	(0.48)%	$(4.5)	(0.85)%

The Corporation continues to manage its balance sheet structure to control the overall interest rate risk. Among the major drivers behind the slight shift in interest income sensitivity to interest rate shifts are the decrease of $122.5 million in cash and cash equivalents, and the purchase of approximately $682.9 million of 15-20 Years U.S. agency MBS. The liabilities side was affected mainly by the repayment of $155.0 million of matured FHLB advances, a reduction of $193.9 million in brokered CDs, along with an extension in the average life of that portfolio and an increase in both commercial and retail deposits as well as government deposits of approximately $283.6 million.

Taking into consideration the above-mentioned facts for modeling purposes, the net interest income for the next twelve months under a non-static or growing balance sheet scenario, is estimated to increase by $17.3 million in the rising rates scenario when compared against the Corporation’s flat or unchanged interest rate forecast scenario. Under the falling rates, non-static scenario the net interest income is estimated to decrease by $9.8 million.

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

Interest rate swaps - Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of September 30, 2013, most of the interest rate swaps outstanding are used for protection against rising interest rates. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.

Forward Contracts - Forward contracts are sales of to-be-announced (“TBA”) mortgage-backed securities that will settle over the standard delivery date and do not qualify as “regular way” security trades. Regular-way security trades are contracts with no net settlement provision and no market mechanism to facilitate net settlement and they provide for delivery of a security within the time generally established by regulations or conventions in the market place or exchange in which the transaction is being executed. The forward sales are considered derivative instruments that need to be marked-to-market. These securities are used to hedge the FHA/VA residential mortgage loan securitizations of the mortgage-banking operations. Unrealized gains (losses) are recognized as part of mortgage banking activities in the Consolidated Statement of Income (Loss).

For detailed information regarding the volume of derivative activities (e.g. notional amounts), location and fair values of derivative instruments in the Statement of Financial Condition and the amount of gains and losses reported in the Statement of Income (Loss), refer to Note 9 in the accompanying unaudited consolidated financial statements.

The following tables summarize the fair value changes in the Corporation’s derivatives as well as the sources of the fair values:

	Asset Derivatives	Liability Derivatives
(In thousands)	Nine-Month Period Ended September 30, 2013	Nine-Month Period Ended September 30, 2013
Fair value of contracts outstanding at the beginning of the period	$291	$(5,781)
Fair value of new contracts entered into during the period	79	(89)
Changes in fair value during the period	(96)	858

Fair value of contracts outstanding as of September 30, 2013	$274	$(5,012)

Sources of Fair Value

	Payment Due by Period
(In thousands)	Maturity Less Than One Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value
As of September 30, 2013
Pricing from observable market inputs - Asset Derivatives	$2	$272	$—	$—	$274
Pricing from observable market inputs - Liability Derivatives	(582)	(275)	(4,155)	—	(5,012)

	$(580)	$(3)	$(4,155)	$—	$(4,738)

Derivative instruments, such as interest rate swaps, are subject to market risk. As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on earnings. This will depend, for the most part, on the level of interest rates, as well as the expectations for rates in the future.

As of September 30, 2013 and December 31, 2012, all of the derivative instruments held by the Corporation were considered economic undesignated hedges.

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

Set forth below is a detailed analysis of the Corporation’s credit exposure by counterparty with respect to derivative instruments outstanding as of September 30, 2013 and December 31, 2012.

(In thousands)			As of September 30, 2013
Counterparty	Rating(1)	Notional	Total Exposure at Fair Value(2)	Negative Fair Value	Total Fair Value	Accrued interest receivable (payable)

Interest rate swaps with rated counterparties:
JP Morgan	A	$25,747	$—	$(4,155)	$(4,155)	$—

Other derivatives (3):
Interest rate swaps		5,440	193	(195)	(2)	(123)
Written and purchase interest rate caps		77,394	79	(80)	(1)	—
Forward contracts		33,500	2	(582)	(580)	—

Total		$142,081	$274	$(5,012)	$(4,738)	$(123)

(In thousands)		As of December 31, 2012
Counterparty	Rating(1)	Notional	Total Exposure at Fair Value(2)	Negative Fair Value	Total Fair Value	Accrued Interest receivable (payable)

Interest rate swaps with rated counterparties:
JP Morgan	A	$32,658	$—	$(5,486)	$(5,486)	$—

Other derivatives (3):
Interest rate swaps		5,439	288	(290)	(2)	(128)
Forward contracts		6,000	3	(5)	(2)	—

Total		$44,097	$291	$(5,781)	$(5,490)	$(128)

(1)	Based on the S&P and Fitch Long Term Issuer Credit Ratings.
(2)	For each counterparty, this amount includes derivatives with positive fair value excluding the related accrued interest receivable/payable.
(3)	Credit exposure with several counterparties for which a credit rating is not readily available and forward contracts.

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

Allowance for Loan and Lease Losses and Non-performing Assets

Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents the estimate of the level of reserves appropriate to absorb inherent credit losses. The amount of the allowance was determined by empirical analysis and judgments regarding the quality of each individual loan portfolio. All known relevant internal and external factors that affected loan collectability were considered, including analyses of historical charge-off experience, migration patterns, changes in economic conditions, and changes in loan collateral values. For example, factors affecting the economies of Puerto Rico, Florida (USA), the US Virgin Islands and the British Virgin Islands may contribute to delinquencies and defaults above the Corporation’s historical loan and lease losses. Such factors are subject to regular review and may change to reflect updated performance trends and expectations, particularly in times of severe stress such as have been experienced since 2008. The process includes judgments and quantitative elements that may be subject to significant change. There is no certainty that the allowance will be adequate over time to cover credit losses in the portfolio because of continued adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries or markets. To the extent actual outcomes differ from our estimates, the credit quality of our customer base materially decreases, the risk profile of a market, industry, or group of customers changes materially, or the allowance is determined to not be adequate, additional provisions for credit losses could be required, which could adversely affect our business, financial condition, liquidity, capital, and results of operations in future periods.

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

The allowance for loan losses to total loans held for investment decreased mainly as a result of the bulk sales of adversely classified and non-performing loans completed during the first half of 2013, the transfer of loans to held for sale, charge-offs of impaired commercial loans with previously established adequate reserves, and decreases in historical loss ratios. The allowance to total loans for the C&I portfolio decreased from 4.82% at December 31, 2012 to 2.86% at September 30, 2013; the allowance to total loans for the commercial mortgage portfolio decreased from 5.19% at December 31, 2012 to 4.42% at September 30, 2013; the allowance to total loans for the residential mortgage portfolio decreased from 2.49% at December 31, 2012 to 1.26% at September 30, 2013; and the consumer and finance leases reserve coverage ratio decreased from 3.02% as of December 31, 2012 to 2.74% due to decreases in delinquency levels and improved charge-offs trends.

Substantially all of the Corporation’s loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is located in Puerto Rico, the U.S. and British Virgin Islands or the U.S. mainland (mainly in the state of Florida), the performance of the Corporation’s loan portfolio and the value of the collateral supporting the transactions are dependent upon the performance of and conditions within each specific area’s real estate market. The real estate market in Puerto Rico experienced readjustments in value driven by the loss of income due to higher unemployment, reduced demand and the general adverse economic conditions. The Corporation sets adequate loan-to-value ratios upon original approval following its regulatory and credit policy standards. The real estate market for the U.S. Virgin Islands has declined mostly due to the effect of the slow stateside economy and due to the increase in inventory after the closing of the Hovensa refinery in St Croix. In Florida, we operate mostly in Miami, where home prices have improved mostly driven by a higher demand from foreign investors, and a decrease in distressed property sales.

As shown in the following table, the allowance for loan and lease losses amounted to $289.4 million as of September 30, 2013, or 3.04% of total loans, compared with $435.4 million, or 4.23% of total loans, as of December 31, 2012. Refer to the “Provision for Loan and Lease Losses” discussion above for additional information.

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013		2012

Allowance for loan and lease losses, beginning of period	$301,047	$457,153	$435,414		$493,917

Provision for loan and lease losses:
Residential Mortgage (1)	4,663	9,083	86,888		27,787
Commercial Mortgage (2) (3)	(59)	(6,617)	49,551		(4,897)
Commercial and Industrial (2) (4)	1,090	8,117	32,216		30,702
Construction (2) (5)	1,304	6,379	15,315		13,429
Consumer and Finance Leases	15,197	11,990	36,812		23,012

Provision for loan and lease losses (6)	22,195	28,952	220,782		90,033

Charge-offs
Residential Mortgage (7)	(8,698)	(7,586)	(124,323)		(27,976)
Commercial Mortgage (8)	(5,944)	(5,681)	(65,271)		(15,588)
Commercial and Industrial (9)	(7,419)	(12,795)	(99,527)		(35,494)
Construction (10)	(1,824)	(9,012)	(42,854)		(42,908)
Consumer and Finance Leases	(15,559)	(9,444)	(46,673)		(29,327)

	(39,444)	(44,518)	(378,648	)(11)	(151,293)

Recoveries:
Residential Mortgage	241	228	868		676
Commercial Mortgage	26	679	64		721
Commercial and Industrial	1,701	534	3,460		2,179
Construction	1,895	686	2,042		4,004
Consumer and Finance Leases	1,718	1,817	5,397		5,294

	5,581	3,944	11,831		12,874

Net Charge-Offs	(33,863)	(40,574)	(366,817)		(138,419)

Allowance for loan and lease losses, end of period	$289,379	$445,531	$289,379		$445,531

Allowance for loan and lease losses to period end total loans held for investment	3.04%	4.37%	3.04%		4.37%
Net charge-offs (annualized) to average loans outstanding during the period	1.41%	1.58%	4.97%		1.79%
Net charge-offs (annualized), excluding charge-offs related to the bulk loan sales and loans transferred to held for sale, to average loans outstanding during the period	1.41%	1.58%	1.87%		1.79%
Provision for loan and lease losses to net charge-offs during the period	0.66x	0.71x	0.60x		0.65x
Provision for loan and lease losses to net charge-offs during the period, excluding impact of the bulk loan sales and the transfer of loans to held for sale	0.66x	0.71x	0.66x		0.65x

(1)	For the nine-month period ended September 30, 2013, includes a provision totaling $68.8 million associated with the bulk loan sales.
(2)	During the second quarter of 2013, after a comprehensive review of substantially all of the loans in our commercial portfolios, the classification of certain loans was revised to more accurately depict the nature of the underlying loans. This reclassification resulted in a net increase of $269.0 million and $10.7 million in commercial mortgage loans and related allowance, respectively, since the principal source of repayment of such loans is derived from the operations of the underlying real estate, with a corresponding decrease of $246.8 million and $9.4 million in commercial and industrial loans and related allowance, respectively, and a $22.2 million and $1.3 million decrease in construction loans and related allowance, respectively.
(3)	For the nine-month period ended September 30, 2013, includes a provision of $28.7 million associated with the bulk loan sales and the transfer of loans to held for sale.
(4)	For the nine-month period ended September 30, 2013, includes a provision totaling $20.8 million associated with the bulk loan sales.
(5)	For the nine-month period ended September 30, 2013, includes a provision totaling $13.6 million, associated with the bulk loan sales.
(6)	For the nine-month period ended September 30, 2013, includes a provision totaling $132.0 million, associated with the bulk loan sales and the transfer of loans to held for sale.
(7)	For the nine-month period ended September 30, 2013, includes charge-offs totaling $99.0 million, associated with the bulk loan sales.
(8)	For the nine-month period ended September 30, 2013, includes charge-offs totaling $54.6 million associated with the bulk loan sales and the transfer of loans to held for sale.
(9)	For the nine-month period ended September 30, 2013, includes charge-offs totaling $44.7 million associated with the bulk loan sales.
(10)	For the nine-month period ended September 30, 2013, includes charge-offs totaling $34.2 million, associated with the bulk loan sales and the transfer of loans to held for sale.
(11)	For the nine-month period ended September 30, 2013, includes charge-offs totaling $232.4 million associated with the bulk loan sales and the transfer of loans to held for sale.

The following table sets forth information concerning the allocation of the allowance for loan and lease losses by loan category and the percentage of loan balances in each category to the total of such loans as of the dates indicated:

	As of		As of
	September 30, 2013		December 31, 2012
(In thousands)	Amount	Percent	Amount	Percent

Residential mortgage	$31,787	26%	$68,354	27%
Commercial mortgage loans	82,036	19%	97,692	19%
Construction loans	36,103	2%	61,600	4%
Commercial and Industrial loans (including loans to a local financial institution)	83,049	31%	146,900	30%
Consumer loans and finance leases	56,404	22%	60,868	20%

	$289,379	100%	$435,414	100%

The following table sets forth information concerning the composition of the Corporation’s allowance for loan and lease losses as of September 30, 2013 and December 31, 2012 by loan category and by whether the allowance and related provisions were calculated individually or through a general valuation allowance.

As of September 30, 2013
(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	C&I Loans	Construction Loans	Consumer and Finance Leases	Total
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$219,685	$45,489	$36,095	$16,418	$2,997	$320,684

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	177,340	160,165	164,190	57,064	25,066	583,825
Allowance for loan and lease losses	17,982	28,316	34,438	21,785	3,654	106,175
Allowance for loan and lease losses to principal balance	10.14%	17.68%	20.97%	38.18%	14.58%	18.19%

PCI loans:
Carrying value of PCI loans	—	—	—	—	5,963	5,963
Allowance for PCI loans	—	—	—	—	—	—
Allowance for PCI loans to carrying value	—	—	—	—	—	—

Loans with general allowance:
Principal balance of loans	2,122,432	1,652,140	2,708,062	90,128	2,025,400	8,598,162
Allowance for loan and lease losses	13,805	53,720	48,611	14,318	52,750	183,204
Allowance for loan and lease losses to principal balance	0.65%	3.25%	1.80%	15.89%	2.60%	2.13%

Total loans held for investment:
Principal balance of loans	$2,519,457	$1,857,794	$2,908,347	$163,610	$2,059,426	$9,508,634
Allowance for loan and lease losses	31,787	82,036	83,049	36,103	56,404	289,379
Allowance for loan and lease losses to principal balance (1)	1.26%	4.42%	2.86%	22.07%	2.74%	3.04%

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	C&I Loans	Construction Loans	Consumer and Finance Leases	Total

As of December 31, 2012
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$122,056	$44,495	$35,673	$21,179	$2,615	$226,018

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	462,663	310,030	284,357	159,504	22,722	1,239,276
Allowance for loan and lease losses	47,171	50,959	80,167	39,572	3,880	221,749
Allowance for loan and lease losses to principal balance	10.20%	16.44%	28.19%	24.81%	17.08%	17.89%

PCI loans:
Carrying value of PCI loans	—	—	—	—	10,602	10,602
Allowance for PCI loans	—	—	—	—	—	—
Allowance for PCI loans to carrying value	—	—	—	—	—	—

Loans with general allowance:
Principal balance of loans	2,162,498	1,529,273	2,728,517	181,192	1,976,738	8,578,218
Allowance for loan and lease losses	21,183	46,733	66,733	22,028	56,988	213,665
Allowance for loan and lease losses to principal balance	0.98%	3.06%	2.45%	12.16%	2.88%	2.49%

Total loans held for investment:
Principal balance of loans	$2,747,217	$1,883,798	$3,048,547	$361,875	$2,012,677	$10,054,114
Allowance for loan and lease losses	68,354	97,692	146,900	61,600	60,868	435,414
Allowance for loan and lease losses to principal balance (1)	2.49%	5.19%	4.82%	17.02%	3.02%	4.33%

(1)	Loans used in the denominator include PCI loans of $6.0 million as of September 30, 2013. However, the Corporation separately tracks and reports PCI loans and excludes these loans from delinquent loans, non-performing loans, impaired loans, TDRs and non-performing assets statistics.

The following tables show the activity for impaired loans held for investment and the related specific reserve during the quarter and nine-month period ended September 30, 2013:

	Quarter Ended	Nine-month period ended
	September 30, 2013
	(In thousands)
Impaired Loans:
Balance at beginning of period	$908,245	$1,465,294
Loans determined impaired during the period	57,520	208,298
Net charge-offs	(19,703)	(291,675)
Loans sold, net of charge-offs	—	(201,409)
Loans transferred to held for sale, net of charge-offs	—	(147,100)
Increase to impaired loans - additional disbursements	383	6,403
Foreclosures	(2,306)	(25,151)
Loans no longer considered impaired	(12,412)	(38,201)
Paid in full or partial payments	(27,218)	(71,950)

Balance at end of period	$904,509	$904,509

	September 30, 2013
	(In thousands)
Specific Reserve:
Balance at beginning of period	$114,953	$221,749
Provision for loan losses	10,925	176,101
Net charge-offs	(19,703)	(291,675)

Balance at end of period	$106,175	$106,175

Credit Quality

The Corporation continues to execute its strategic plan and achieved significant improvements in credit quality metrics. As of September 30, 2013, total non-performing assets were $726.0 million, a decrease of $512.2 million from December 31, 2012. The decrease was mainly driven by the two bulk sales of assets completed during the first half of 2013, which included in the aggregate $382.5 million of non-performing loans ($178.7 million corresponding to the 2013 first quarter sale of adversely classified and non-performing loans, mainly commercial loans, and $203.8 million corresponding to the 2013 second quarter sale of non-performing residential loans) and $25.5 million of OREO. Additional reductions were achieved through the individual sale of a $40.8 million non-performing commercial mortgage loan that was previously written off and transferred to held for sale, and the write-off of the collateral pledged to Lehman. Total non-performing loans, including non-performing loans held for sale, decreased by $399.2 million mainly due to the two aforementioned bulk sales, charge-offs of $36.0 million associated with loans transferred to held for sale, sales of non-performing loans held for sale of $47.2 million, as well as approximately $185.6 million of loans brought current or restored to accrual status after a sustained performance period, and foreclosures and repayments. These decreases were partially offset by inflows of loans to non-performing status amounting to $350.8 million, including two commercial mortgage relationships that aggregated $85.0 million. As of September 30, 2013, total delinquencies, which include all loans 30 days or more past due and non-accrual loans, decreased $399.3 million to $966.6 million from December 31, 2012. The level of adversely classified commercial and construction loans, including non-performing loans held for sale, decreased by $302.0 million to $712.7 million, or a 30% decrease, compared to the balance as of December 31, 2012. The net charge-off activity increased to $366.8 million. The increase reflects the impact of $196.5 million of charge-offs related to the two bulks sales of assets completed in the first half of 2013, and charge-offs of $36.0 million related to the transfer of loans to held for sale. Excluding the impact of the bulk sales and the transfer of loans to held for sale, net charge-offs were $134.4 million, or an annualized 1.87% of average loans, for the nine-month period ended September 30, 2013, compared to $138.4 million, or an annualized 1.79%, for the first nine-months of 2012. In addition to charge-offs related to the bulk sales, a $25.4 million charge-off was recorded in 2013 related to a single C&I relationship restructured through a loan split in the first quarter and for which additional significant reserves were not necessary. Given the prolonged recession and uncertainties in the economic environment in Puerto Rico, the Corporation continued to face pressures related to its non-performing and charge-offs levels. The Corporation continues to emphasize its loan resolution and liquidation strategies.

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

Troubled Debt Restructurings (“TDRs”) are classified as either accrual or nonaccrual loans. A loan on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loans being returned to accrual at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan.

The following table presents non-performing assets as of the dates indicated:

(Dollars in thousands)	September 30, 2013	December 31, 2012

Non-performing loans held for investment:
Residential mortgage	$142,002	$313,626
Commercial mortgage	127,374	214,780
Commercial and Industrial	127,584	230,090
Construction	64,241	178,190
Finance leases	2,603	3,182
Consumer	34,581	35,693

Total non-performing loans held for investment	$498,385	$975,561

Other real estate owned	133,284	185,764
Other repossessed property	14,125	10,107
Other assets (1)	—	64,543

Total non-performing assets, excluding loans held for sale	$645,794	$1,235,975

Non-performing loans held for sale	80,234	2,243

Total non-performing assets, including loans held for sale (2)	$726,028	$1,238,218

Past due loans 90 days and still accruing (3)	$127,735	$142,012
Non-performing assets to total assets	5.68%	9.45%
Non-performing loans held for investment to total loans held for investment	5.24%	9.70%
Allowance for loan and lease losses	$289,379	$435,414
Allowance to total non-performing loans held for investment	58.06%	44.63%
Allowance to total non-performing loans held for investment, excluding residential real estate loans	81.20%	65.78%

(1)	Collateral pledged to Lehman.
(2)	Amounts exclude purchased credit impaired loans with a carrying value as of September 30, 2013 of approximately $6.0 million acquired as part of the credit card portfolio purchased in the second quarter of 2012.
(3)	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $36.9 million of residential mortgage loans insured by FHA or guaranteed by the VA, that are over 18 months delinquent, and are no longer accruing interest as of September 30, 2013.

The following table shows non-performing assets by geographic segment:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Puerto Rico:
Non-performing loans held for investment:
Residential mortgage	$119,763	$281,086
Commercial mortgage	93,593	172,534
Commercial and Industrial	121,646	215,985
Construction	45,016	99,383
Finance leases	2,603	3,182
Consumer	31,547	32,529

Total non-performing loans held for investment	414,168	804,699

OREO	104,574	145,683
Other repossessed property	14,037	10,070
Other assets	—	64,543

Total non-performing assets, excluding loans held for sale	$532,779	$1,024,995
Non-performing loans held for sale	40,229	2,243

Total non-performing assets, including loans held for sale (1)	$573,008	$1,027,238

Past due loans 90 days and still accruing	$123,848	$137,288

Virgin Islands:
Non-performing loans held for investment:
Residential mortgage	$8,821	$18,054
Commercial mortgage	8,136	11,232
Commercial and Industrial	5,938	12,905
Construction	15,063	72,648
Consumer	811	804

Total non-performing loans held for investment	38,769	115,643

OREO	18,166	24,260
Other repossessed property	25	17

Total non-performing assets, excluding loans held for sale	$56,960	$139,920
Non-performing loans held for sale	40,005	—

Total non-performing assets, including loans held for sale	$96,965	$139,920

Past due loans 90 days and still accruing	$3,887	$4,068

United States:
Non-performing loans held for investment:
Residential mortgage	$13,418	$14,486
Commercial mortgage	25,645	31,014
Commercial and Industrial	—	1,200
Construction	4,162	6,159
Consumer	2,223	2,360

Total non-performing loans held for investment	45,448	55,219

OREO	10,544	15,821
Other repossessed property	63	20

Total non-performing assets, excluding loans held for sale	$56,055	$71,060
Non-performing loans held for sale	—	—

Total non-performing assets, including loans held for sale	$56,055	$71,060

Past due loans 90 days and still accruing	$—	$656

(1)	Amount excludes purchased credit impaired loans with a carrying value as of September 30, 2013 of approximately $6.0 million acquired as part of the credit card portfolio purchased in the second quarter of 2012.

Total non-performing loans, including non-performing loans held for sale, were $578.6 million as of September 30, 2013. This represents a decrease of $399.2 million, or 40.8%, from $977.8 million as of December 31, 2012. This reduction reflects, among other things, the impact of the two bulk sales completed in the nine-month period ended September 30, 2013 and charge-offs related to the transfer of loans to held for sale, partially offset by inflows of loans to non-performing status as described below.

Non-performing C&I loans, decreased by $103.6 million, or 44.7%, compared to December 31, 2012, driven by the inclusion of non-performing C&I loans with a book value of $85.3 million in the bulk sale of adversely classified and non-performing assets completed in the first quarter of 2013, a charge-off of $25.4 million on a single relationship restructured through a loan split in the first quarter of 2013, and the repayment of certain loans. Partially offsetting the aforementioned decreases were inflows of $38.9 million during 2013, mainly concentrated in Puerto Rico. Most of the inflows were concentrated in ten relationships in excess of $1.0 million during the first nine months of 2013 amounting to $25.0 million. Total inflows of non-performing C&I loans decreased to $38.9 million in the first nine months of 2013 compared to inflows of $55.8 million for the same period in 2012.

Non-performing construction loans, including non-performing construction loans held for sale, decreased by $64.1 million, or 36%, from December 31, 2012, primarily reflecting the inclusion of non-performing construction loans with a book value of $41.4 million in the bulk sale of adversely classified and non-performing assets completed in the first quarter of 2013 as well as charge-offs of $21.4 million related to construction loans transferred to held for sale and the repayment of certain construction loan participations amounting to $6.4 million during the third quarter of 2013. The decrease in non-performing construction loans was primarily in Puerto Rico with a reduction of $44.5 million with the remaining decrease of $14.4 million mainly related to charge-offs on a single relationship transferred to held for sale in the Virgin Islands. The inflows of non-performing construction loans of $17.9 million during the first nine months of 2013 decreased compared to inflows of $20.8 million for the same period in 2012.

Non-performing commercial mortgage loans, including non-performing commercial mortgage loans held for sale, decreased by $58.1 million, or 26.9%, from December 31, 2012. The decrease was primarily driven by the inclusion of non-performing commercial mortgage loans with a book value of $51.5 million in the bulk sale of adversely classified and non-performing assets completed in the first quarter of 2013, charge-offs of $14.6 million related to the transfer of commercial mortgage loans to held for sale, the individual sale of a $40.8 million loan that was written off and transferred to held for sale in the first quarter of 2013, an additional reduction of $18.9 million related to the restructuring of a commercial mortgage loan held for sale in which the Corporation received foreclosed real estate in partial satisfaction of a debt arrangement and modified the terms of the remaining balance, and other reductions related to loans restored to accrual status and collections. Non-performing commercial mortgage loans decreased by $49.6 million in Puerto Rico, led by the aforementioned sales, charge-offs and restructuring. Non-performing commercial mortgage loans in the Virgin Islands decreased by $3.1 million, driven by the restoration to accrual status after a sustained period of performance of a $5.8 million modified loan. The United States non-performing commercial mortgage loan portfolio decreased by $5.4 million. Total inflows of non-performing commercial mortgage loans of $102.6 million during the first nine months of 2013 increased by $56.3 million compared to $46.3 million for the same period in 2012, primarily associated with two relationships that aggregated $85.0 million.

The following table presents the activity of commercial and construction non-performing loans held for investment:

	Commercial Mortgage	Commercial & Industrial	Construction
(In thousands)
Quarter ended September 30, 2013
Beginning balance	$136,737	$131,906	$68,204
Plus:
Additions to non-performing	4,739	12,049	1,045
Less:
Non-performing loans transferred to REO	—	(1,600)	(425)
Non-performing loans charged-off	(5,572)	(6,759)	(1,578)
Loans returned to accrual status/loan collections	(8,530)	(8,012)	(3,005)

Ending balance	$127,374	$127,584	$64,241

	Commercial Mortgage	Commercial & Industrial	Construction
(In thousands)
Nine-Month Period Ended September 30, 2013
Beginning balance	$214,780	$230,090	$178,190
Plus:
Additions to non-performing	102,605	38,959	17,904
Less:
Non-performing loans transferred to REO	(2,166)	(5,476)	(511)
Non-performing loans charged-off	(9,269)	(27,516)	(6,526)
Loans returned to accrual status/loan collections	(23,325)	(25,037)	(2,756)
Reclassification	(2,816)	1,844	(309)
Transfer to loans held for sale	(101,381)	(85,280)	(80,240)
Non-performing loans sold, net of charge offs	(51,054)	—	(41,511)

Ending balance	$127,374	$127,584	$64,241

Non-performing residential mortgage loans decreased by $171.6 million, or 55%, from December 31, 2012. The decrease was mainly driven by the $203.8 million of loans sold as part of the bulk sale of non-performing residential assets completed in the second quarter of 2013, $72.9 million of loans restored to accrual status, or collected, foreclosures of approximately $26.5 million, and charge-offs. These decreases were offset by inflows of $142.8 million during the first nine months of 2013. Non-performing residential mortgage loans decreased by $161.3 million, or 57%, $9.2 million, or 51%, and $1.1 million, or 7%, in Puerto Rico, the Virgin Islands and the United States, respectively, from December 31, 2012. Total inflows of non-performing residential mortgage loans were $142.8 million during the first nine months of 2013 compared to $148.4 million for the same period in 2012, a decrease of $5.6 million. Approximately $73.9 million, or 52% of total non-performing residential mortgage loans, have been written down to their net realizable value.

The following table presents the activity of residential non-performing loans held for investment:

	Quarter Ended	Nine-Month Period Ended
	September 30, 2013
	(In thousands)

Beginning balance	$133,937	$313,626
Plus:
Additions to non-performing	41,379	142,783
Less:
Non-performing loans transferred to REO	(1,542)	(26,488)
Non-performing loans charged-off	(5,716)	(15,344)
Loans returned to accrual status/loan collections	(26,056)	(72,814)
Reclassification	—	1,281
Non-performing loans sold	—	(201,042)

Ending balance	$142,002	$142,002

The level of non-performing consumer loans, including finance leases, showed a $1.7 million decrease during the first nine months of 2013 mainly related to auto loans and boat financings. The inflows of non-performing consumer loans of $48.6 million for the first nine months of 2013 increased $5.9 million compared to inflows of $42.7 million for the same period in 2012.

As of September 30, 2013, approximately $170.6 million of the loans placed in non-accrual status, mainly construction and commercial loans, were current, or had delinquencies of less than 90 days in their interest payments, including $78.4 million of TDRs maintained in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability. Collections on these loans are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

During the nine-month period ended September 30, 2013, interest income of approximately $4.5 million related to non-performing loans with a carrying value of $323.7 million as of September 30, 2013, mainly non-performing construction and commercial loans, was applied against the related principal balances under the cost-recovery method.

The allowance to non-performing loans held for investment ratio as of September 30, 2013 was 58.06%, compared to 44.63% as of December 31, 2012. As of September 30, 2013, approximately $100.0 million, or 20.06%, of total non-performing loans held for investment have been charged-off to their net realizable value, as shown in the following table:

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	C&I Loans	Construction Loans	Consumer and Finance Leases	Total
As of September 30, 2013
Non-performing loans held for investment charged-off to realizable value	$73,943	$2,010	$22,890	$—	$1,147	$99,990
Other non-performing loans held for investment	68,059	125,364	104,694	64,241	36,037	398,395

Total non-performing loans held for investment	$142,002	$127,374	$127,584	$64,241	$37,184	$498,385

Allowance to non-performing loans held for investments	22.38%	64.41%	65.09%	56.20%	151.69%	58.06%
Allowance to non-performing loans held for investments, excluding non-performing loans charged-off to realizable value	46.71%	65.44%	79.33%	56.20%	156.52%	72.64%

As of December 31, 2012
Non-performing loans held for investment charged-off to realizable value	$170,555	$7,194	$25,925	$43,943	$1,219	$248,836
Other non-performing loans held for investment	143,071	207,586	204,165	134,247	37,656	726,725

Total non-performing loans held for investment	$313,626	$214,780	$230,090	$178,190	$38,875	$975,561

Allowance to non-performing loans held for investments	21.79%	45.48%	63.84%	34.57%	156.57%	44.63%
Allowance to non-performing loans held for investments, excluding non-performing loans charged-off to realizable value	47.78%	47.06%	71.95%	45.89%	161.64%	59.91%

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans in the U.S. mainland fit the definition of TDRs. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of September 30, 2013, the Corporation’s total TDR loans held for investment of $636.9 million consisted of $335.0 million of residential mortgage loans, $102.0 million of commercial and industrial loans, $154.5 million of commercial mortgage loans, $19.3 million of construction loans, and $26.2 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $0.8 million as of September 30, 2013.

The Corporation’s loss mitigation programs for residential mortgage and consumer loans can provide for one or a combination of the following: movement of interest past due to the end of the loan, extension of the loan term, deferral of principal payments for a significant period of time, and reduction of interest rates either permanently (offered up to 2010) or for a period of up to two years (step-up rates). Additionally, in certain cases, the restructuring may provide for the forgiveness of contractually due principal or interest. Uncollected interest is added to the end of the loan term at the time of the restructuring and not recognized as income until collected or when the loan is paid off.

These programs are available only to those borrowers who have defaulted, or are likely to default, permanently on their loan and would lose their homes in a foreclosure action absent some lender concession. Nevertheless, if the Corporation is not reasonably assured that the borrower will comply with its contractual commitment, properties are foreclosed.

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification. As of September 30, 2013, we classified an additional $3.2 million of residential mortgage loans as TDRs that were participating in or had been offered a trial modification.

For the commercial real estate, commercial and industrial, and construction portfolios, at the time of a restructuring, the Corporation determines, on a loan-by-loan basis, whether a concession was granted for economic or legal reasons related to the borrower’s financial difficulty. Concessions granted for commercial loans could include: reductions in interest rates to rates that are considered below market; extension of repayment schedules and maturity dates beyond original contractual terms; waivers of borrower covenants; forgiveness of principal or interest; or other contract changes that would be considered a concession. The Corporation mitigates loan defaults for its commercial loan portfolios through its collections function. The function’s objective is to minimize both early stage delinquencies and losses upon default of commercial loans. In the case of the commercial and industrial, commercial mortgage and construction loan portfolios, the Special Asset Group (“SAG”) focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of OREO. In addition to the management of the resolution process for problem loans, the SAG oversees collection efforts for all loans to prevent migration to the non-performing and/or adversely classified status. The SAG utilizes relationship officers, collection specialists, and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary. The SAG utilizes its collections infrastructure of workout collection officers, credit work-out specialists, in-house legal counsel, and third-party consultants. In the case of residential construction projects and large commercial loans, the function also utilizes third-party specialized consultants to monitor the residential and commercial construction projects in terms of construction, marketing and sales, and assists with the restructuring of large commercial loans. In addition, the Corporation extends, renews, and restructures loans with satisfactory credit profiles. Many commercial loan facilities are structured as lines of credit, which are mainly one year in term and therefore are required to be renewed annually. Other facilities may be restructured or extended from time to time based upon changes in the borrower’s business needs, use of funds, timing of completion of projects, and other factors. If the borrower is not deemed to have financial difficulties, extensions, renewals, and restructurings are done in the normal course of business and not considered concessions, and the loans continue to be recorded as performing.

TDRs are classified as either accrual or nonaccrual loans. A loan on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure generally for a minimum of six months and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Loan modifications increase the Corporation’s interest income by returning a non-performing loan to performing status, if applicable, increase cash flows by providing for payments to be made by the borrower, and avoid increases in foreclosure and OREO costs. The Corporation continues to consider a modified loan as an impaired loan for purposes of estimating the allowance for loan and lease losses.

The following table provides a breakdown between accrual and nonaccrual status of TDRs:

(In thousands)	September 30, 2013
	Accrual	Nonaccrual (1)(2)	Total TDRs

Non-FHA/VA Residential Mortgage loans	$270,211	$64,744	$334,955
Commercial Mortgage Loans	83,572	70,888	154,460
Commercial and Industrial Loans	53,664	48,292	101,956
Construction Loans	1,164	18,162	19,326
Consumer Loans - Auto	8,163	5,567	13,730
Finance Leases	2,207	83	2,290
Consumer Loans - Other	8,163	1,979	10,142

Total Troubled Debt Restructurings	$427,144	$209,715	$636,859

(1)	Included in non-accrual loans are $78.4 million in loans that are performing under the terms of the restructuring agreement but are reported in non-accrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability.
(2)	Excludes non-accrual TDRs held for sale with a carrying value of $71.0 million as of September 30, 2013.

The REO portfolio, which is part of non-performing assets, decreased by $52.5 million driven by OREO properties sold as part of the bulk sales of assets completed in the first and second quarter of 2013, as well as write-downs. The following table shows the activity during the nine-month period ended September 30, 2013 of the REO portfolio by geographic region and type of property:

(In thousands)	As of September 30, 2013
	Puerto Rico			Virgin Islands			Florida			Consolidated
	Residential	Commercial	Construction	Residential	Commercial	Construction	Residential	Commercial	Construction
Beginning Balance	$66,358	$54,601	$24,724	$3,802	$3,018	$17,439	$1,440	$11,786	$2,596	$185,764
Additions	28,318	22,360	146	1,662	997	361	1,093	—	—	54,937
Sales	(48,654)	(18,164)	(1,075)	(2,144)	—	(284)	(1,032)	(5,289)	—	(76,642)
Fair value adjustments	(8,319)	(11,094)	(4,627)	(780)	(837)	(5,068)	(50)	—	—	(30,775)

	$37,703	$47,703	$19,168	$2,540	$3,178	$12,448	$1,451	$6,497	$2,596	$133,284

The over 90-day delinquent, but still accruing loans, excluding loans guaranteed by the U.S. Government, remained relatively flat during the first nine months of 2013 increasing by $0.1 million to $48.8 million, or 0.51% of total loans held for investment as of September 30, 2013. Loans 30 to 89 days delinquent decreased during the first nine months of 2013 by $14.2 million to $260.2 million as of September 30, 2013.

Net Charge-offs and Total Credit Losses

Total net charge-offs for the first nine months of 2013 were $366.8 million, or 4.97% of average loans on an annualized basis, including $134.5 million of charge-offs related to the bulk sale of adversely classified assets and the transfer of loans to held for sale during the first quarter of 2013, and $98.0 million related to the bulk sale of non-performing residential assets during the second quarter of 2013. Excluding the impact of charge-offs related to the bulk sales and the transfer of loans to held for sale, total net charge offs for the first nine months of 2013 were $134.4 million, or 1.87% of average loans, compared to $138.4 million, or 1.79%, of average loans, in the first nine months of 2012.

C&I loan net charge-offs in the first nine months of 2013 were $96.1 million, or 4.30% of related average loans, including $44.7 million of charge-offs related to the bulk sale completed during the first quarter of 2013. Excluding the impact of charge-offs related to the first quarter 2013 bulk sale, C&I net charge-offs for the first nine months of 2013 were $51.4 million, or 2.33% of average loans, up from $33.3 million, or 1.15% of related average loans, in the first nine months of 2012. Substantially all of the charge-offs recorded in the first nine months of 2013 were in Puerto Rico. The increase was primarily due to a $25.4 million charge-off related to a single relationship restructured in the first quarter of 2013 into a split Note A/Note B. The charge-offs for the first nine-month of 2013 also included an aggregate of $19.4 million related to seven relationships in Puerto Rico with individual charge-offs in excess of $1 million.

Commercial mortgage loan net charge-offs in the first nine months of 2013 were $65.2 million, or an annualized 4.80% of related average loans, including $54.6 million of charge-offs related to the bulk sale and the transfer of loans to held for sale during the first quarter of 2013. Excluding the impact of charge-offs related to the bulk sale and the transfer of loans to held for sale, commercial mortgage loans net charge-offs for the first nine months of 2013 were $10.6 million, or 0.81% of average loans, down from $14.9 million, or 1.32% of related average loans, in the first nine months of 2012. Commercial mortgage loan net charge-offs in the first nine months of 2013 were primarily in both Puerto Rico and United States, an aggregate of $2.7 million was related to two relationships in Puerto Rico with individual charge-offs in excess of $1 million and $4.0 million attributed to one relationship in the United States.

Construction loan net charge-offs in the first nine months of 2013 were $40.8 million, or 18.60%, of average loans, including $34.2 million of charge-offs related to the bulk sale and the transfer of loans to held for sale during the first quarter of 2013 Excluding the impact of charge-offs related to the bulk sale and the transfer of loans to held for sale, construction net charge-offs for the first nine months of 2013 were $6.6 million, or 3.50% of average loans, down from $38.9 million, or 13.00% of related average loans, in the first nine months of 2012. The positive variance when compared to the prior year is mainly attributable to an individual charge-off of $7.5 million recorded on a commercial project in Puerto Rico and $22.7 million related to one construction relationship in the Virgin Islands recorded during the first nine months of 2012. Construction loan net charge-offs in the first nine months of 2013 included a $2.9 million charge-off on one residential land loan in Puerto Rico that entered into non-performing status during the first quarter of 2013 and $1.8 million related to a single relationship in Florida.

Residential mortgage loan net charge-offs in the first nine months of 2013 were $123.5 million, or 6.03% of related average loans, including $98.0 million of charge-offs related to the second quarter bulk sale. Excluding the impact of charge-offs related to the bulk sales, residential mortgage loan net charge-offs for the first nine months of 2013 were $24.5 million, or 1.26% of average loans, down from $27.8 million, or an annualized 1.30% for the comparable period in 2012. Approximately $13.8 million in charge-offs for the first nine months of 2013 resulted from valuations for impairment purposes of residential mortgage loan portfolios considered homogeneous given high delinquency and loan-to-value levels, compared to $14.2 million recorded in the first nine months of 2012. Net charge-offs on residential mortgage loans also included $6.5 million related to the foreclosure of loans during the first nine months of 2013, compared to $6.8 million recorded for foreclosures in the first nine months of 2012.

Net charge-offs on consumer loans and finance leases in the first nine months of 2013 were $41.3 million, 2.71% of related average loans, compared to $24.0 million, 1.85% of related average loans for the first nine months of 2012. This increase is mainly attributable to a larger portfolio led by the credit cards portfolio acquired in May 2012.

The following table presents annualized net charge-offs (recoveries) to average loans held-in-portfolio:

	Quarter Ended		Nine-Month Period Ended
	September 30, 2013	September 30, 2012	September 30, 2013		September 30, 2012

Residential mortgage loans	1.31%	1.05%	6.03	%(1)	1.30%
Commercial mortgage	1.23%	1.36%	4.80	%(2)	1.32%
Commercial and industrial	0.81%	1.33%	4.30	%(3)	1.15%
Construction loans	(0.11)%	9.11%	18.60	%(4)	13.00%
Consumer loans (5)(6)	2.71%	1.55%	2.71%		1.85%
Total loans	1.41%	1.58%	4.97	%(7)	1.79%

(1)	For the nine month period ended September 30, 2013, includes net charge-offs totaling $99.0 million, associated with the bulk sales of assets. For the nine month period ended September 30, 2013, the ratio of residential mortgage net-charge offs to average loans, excluding charge-offs associated with the bulk loan sale, was 1.26%
(2)	For the nine month period ended September 30, 2013, includes net charge-offs of $54.6 million associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale in the first quarter of 2013. The ratio of commercial mortgage net-charge offs to average loans, excluding charge-offs associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale, was 0.81%.
(3)	For the nine month period ended September 30, 2013, includes net charge-offs totaling $44.7 million associated with the bulk sale of adversely classified commercial assets. The ratio of commercial and industrial net-charge offs to average loans, excluding charge-offs associated with the bulk sale of adversely classified commercial assets, was 2.33%.
(4)	For the nine month period ended September 30, 2013, includes net charge-offs totaling $34.2 million, associated with the bulk sales of assets. For the nine month period ended September 30, 2013, the ratio of construction net-charge offs to average loans, excluding charge-offs associated with the bulk loan sales and the transfer of loans to held for sale, was 3.50%.
(5)	Includes lease financing.
(6)	Loans used in the denominator calculating the ratio include PCI loans.
(7)	For the nine-month period ended September 30, 2013, includes net charge-offs totaling $232.4 million, associated with the bulk loan sales and the transfer of loans to held for sale. For the nine-month period ended September 30, 2013, the ratio of total net-charge offs to average loans, excluding charge-offs associated with the bulk loan sales and the transfer of loans to held for sale was 1.87%.

The above ratios are based on annualized charge-offs and are not necessarily indicative of the results expected for the entire year or in subsequent periods.

The following table presents annualized net charge-offs (recoveries) to average loans held-in-portfolio by geographic segment:

	Quarter Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
PUERTO RICO:
Residential mortgage(1)	1.66%	1.33%	7.42%	1.57%
Commercial mortgage(2)	0.26%	2.08%	5.66%	1.41%
Commercial and Industrial(3)	0.84%	1.43%	4.58%	1.20%
Construction(4)	0.68%	2.28%	17.85%	7.46%
Consumer and finance leases	2.80%	1.56%	2.78%	1.83%
Total loans(5)	1.39%	1.53%	5.34%	1.64%
VIRGIN ISLANDS:
Residential mortgage(6) (9)	0.36%	-0.02%	2.47%	0.05%
Commercial mortgage	0.42%	0.00%	0.15%	0.00%
Commercial and Industrial	0.99%	0.00%	1.69%	0.01%
Construction(7) (10)	-4.00%	26.04%	23.08%	28.78%
Consumer and finance leases	0.16%	1.16%	0.38%	1.03%
Total loans(8)	-0.03%	3.48%	4.49%	4.29%
FLORIDA:
Residential mortgage	0.16%	0.30%	0.36%	1.03%
Commercial mortgage(11)	6.10%	-0.40%	1.99%	1.28%
Commercial and Industrial(12)	0.00%	-0.01%	0.16%	-0.93%
Construction(13)	6.39%	-0.50%	8.95%	-11.62%
Consumer and finance leases	0.75%	1.64%	1.70%	4.06%
Total loans(14)	2.74%	-0.04%	1.36%	0.79%

(1)	For the nine month period ended September 30, 2013, includes net charge-offs totaling $92.9 million associated with the bulk loan sales. For the nine month period ended September 30, 2013, the ratio of residential mortgage net-charge offs to average loans in Puerto Rico, excluding charge-offs associated with the bulk sales, was 1.57%.
(2)	For the nine month period ended September 30, 2013, includes net charge-offs totaling $54.6 million associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale. For the nine month period ended September 30, 2013, the ratio of commercial mortgage net-charge offs to average loans in Puerto Rico, excluding charge-offs associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale, was 0.56%.
(3)	For the nine month period ended September 30, 2013, includes net charge-offs totaling $44.7 million associated with the bulk sale of adversely classified commercial assets. For the nine month period ended September 30, 2013, the ratio of commercial and industrial net-charge offs to average loans in Puerto Rico, excluding charge-offs associated with the bulk sale of adversely classified commercial assets, was 2.44%.
(4)	For the nine month period ended September 30, 2013, includes net charge-offs totaling $19.0 million associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale. For the nine month period ended September 30, 2013, the ratio of construction net-charge offs to average loans in Puerto Rico, excluding charge-offs associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale, was 5.15%.
(5)	For the nine month period ended September 30, 2013, includes net charge-offs totaling $211.2 million, associated with the bulk loan sales and the transfer of loans to held for sale. For the nine month period ended September 30, 2013, the ratio of total net-charge offs to average loans in Puerto Rico, excluding charge-offs associated with the bulk loan sales and the transfer of loans to held for sale, was 2.05%.
(6)	For the nine month period ended September 30, 2013, includes net charge-offs totaling $6.1 million associated with the bulk sale of non-performing residential assets. For the nine month period ended September 30, 2013, the ratio of residential mortgage net-charge offs to average loans in the Virgin Islands, excluding charge-offs associated with the bulk sale of non-performing residential assets, was 0.29%.
(7)	For the nine month period ended September 30, 2013, includes net charge-offs totaling $15.2 million, associated with the bulk loan sales and the transfer of loans to held for sale. For the nine month period ended September 30, 2013, the ratio of construction loans net-charge offs to average loans in the Virgin Islands, excluding charge-offs associated with the bulk loan sales and the transfer of loans to held for sale, was -0.92%.
(8)	For the nine month period ended September 30, 2013, includes net charge-offs totaling $21.3 million, associated with the bulk loan sales and the transfer of loans to held for sale. For the nine month period ended September 30, 2013, the ratio of total net-charge offs to average loans in the Virgin Islands, excluding charge-offs associated with the bulk loan sales and the transfer of loans to held for sale, was 0.37%.
(9)	For the third quarter of 2012, recoveries in residential mortgage loans in Virgin Islands exceeded charge-offs.
(10)	For the third quarter of 2013, recoveries in construction loans in Virgin Islands exceeded charge-offs.
(11)	For the third quarter of 2013, recoveries in commercial mortgage loans in Florida exceeded charge-offs.
(12)	For the third quarter and nine month period ended September 30, 2012, recoveries in commercial and industrial loans in Florida exceeded charge-offs.
(13)	For the third quarter and nine month period ended September 30, 2012, recoveries in construction loans in Florida exceeded charge-offs.
(14)	For the third quarter of 2012, recoveries in total loans in Florida exceeded charge-offs.

Total credit losses (equal to net charge-offs plus losses on REO operations) for the first nine months of 2013 amounted to $396.0 million, or 5.27% on an annualized basis to average loans and repossessed assets in contrast to credit losses of $157.3 million, or a loss rate of 2.01%, for the same period in 2012. Excluding the bulk sales of assets and the transfer of loans to held for sale completed in the first half of 2013, total credit losses for the first nine months of 2013 amounted to $161.6 million.

The following table presents a detail of the REO inventory and credit losses for the periods indicated:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
REO
REO balances, carrying value:
Residential	$41,694	$66,376	$41,694	$66,376
Commercial	57,378	66,364	57,378	66,364
Construction	34,212	44,261	34,212	44,261

Total	$133,284	$177,001	$133,284	$177,001

REO activity (number of properties):
Beginning property inventory,	533	647	716	575
Properties acquired	37	129	268	396
Properties disposed	(69)	(106)	(483)	(301)

Ending property inventory	501	670	501	670

Average holding period (in days)
Residential	411	369	411	369
Commercial	456	270	456	270
Construction	529	197	529	197

	461	289	461	289

REO operations (loss) gain:
Market adjustments and (losses) gain on sale:
Residential	$(1,429)	$(2,285)	$(8,828)	$(5,263)
Commercial	(2,757)	(1,736)	(5,768)	(1,946)
Construction	(978)	(681)	(7,292)	(1,067)

	(5,164)	(4,702)	(21,888)	(8,276)

Other REO operations expenses	(1,888)	(3,984)	(7,303)	(10,639)

Net Loss on REO operations	$(7,052)	$(8,686)	$(29,191)	$(18,915)

CHARGE-OFFS
Residential charge-offs, net	(8,457)	(7,358)	(123,455)	(27,300)
Commercial charge-offs, net	(11,636)	(17,263)	(161,274)	(48,182)
Construction charge-offs, net	71	(8,326)	(40,812)	(38,904)
Consumer and finance leases charge-offs, net	(13,841)	(7,627)	(41,276)	(24,033)

Total charge-offs, net	(33,863)	(40,574)	(366,817)	(138,419)

TOTAL CREDIT LOSSES (1)	$(40,915)	$(49,260)	$(396,008)	$(157,334)

LOSS RATIO PER CATEGORY (2)
Residential	1.51%	1.34%	6.31%	1.52%
Commercial	1.20%	1.45%	4.59%	1.24%
Construction	1.31%	9.00%	19.94%	12.57%
Consumer	2.69%	1.54%	2.69%	1.83%

TOTAL CREDIT LOSS RATIO(3)	1.67%	1.88%	5.27%	2.01%

(1)	Equal to REO operations (losses) gains plus charge-offs, net.
(2)	Calculated as net charge-offs plus market adjustments and gains (losses) on sale of REO divided by average loans and repossessed assets.
(3)	Calculated as net charge-offs plus net loss on REO operations divided by average loans and repossessed assets.

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

Concentration Risk

The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. However, the Corporation has diversified its geographical risk as evidenced by its operations in the Virgin Islands and in Florida. Of the total gross loans held for investment of $9.5 billion as of September 30, 2013, approximately 85% have credit risk concentration in Puerto Rico, 6% in the United States and 9% in the Virgin Islands.

Exposure to Puerto Rico Government

As of September 30, 2013, the Corporation had $326.7 million outstanding in credit facilities granted to the Puerto Rico Government, its municipalities and public corporations, compared to $158.4 million as of December 31, 2012. Approximately $199.0 million of the granted credit facilities consists of loans to municipalities in Puerto Rico for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment. Approximately $79.6 million consists of loans to public corporations that obtain revenues from rates charged for services or products, such as electric power, and approximately $48.1 million consists of loans to units of the central government. Furthermore, the Corporation had $198.9 million outstanding in financings to the hotel industry in Puerto Rico guaranteed by the Puerto Rico Tourism Development Fund.

In addition, the Corporation had outstanding $71.0 million in bond obligations of the Puerto Rico government and agencies as part of its available-for-sale investment securities portfolio carried in books at its fair value of $49.2 million as of September 30, 2013, compared to $71.2 million as of December 31, 2012.

As of September 30, 2013, the Corporation had $584.1 million of public sector deposits in Puerto Rico. Approximately 25% come from municipalities in Puerto Rico and 75% come from public corporations and the central government.

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

Basis of Presentation

The Corporation has included in this Form 10-Q the following financial measures that are not recognized under generally accepted accounting principles, which are referred to as non-GAAP financial measures: (i) the calculation of net interest income, interest rate spread and net interest margin rate on a tax-equivalent basis and excluding changes in the fair value of derivative instruments and certain financial liabilities; (ii) the calculation of the tangible common equity ratio and the tangible book value per common share, (iii) the Tier 1 common equity to risk-weighted assets ratio, and (iv) certain other financial measures adjusted to exclude the effect of the bulk sales of assets and the transfer of loans to held for sale in the first and second quarters of 2013. Investors should be aware that non-GAAP financial measures have inherent limitations and should be read only in conjunction with the Corporation’s consolidated financial data prepared in accordance with GAAP.

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

The tangible common equity ratio and tangible book value per common share are non-GAAP measures generally used by the financial community to evaluate capital adequacy. Tangible common equity is total equity less preferred equity, goodwill, core deposit intangibles, and other intangibles, such as the purchased credit card relationship intangible. Tangible assets are total assets less goodwill, core deposit intangibles, and other intangibles, such as the purchased credit card relationship intangible. Management and many stock analysts use the tangible common equity ratio and tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase method of accounting for mergers and acquisitions. Neither tangible common equity nor tangible assets, or the related measures should be considered in isolation or as a substitute for stockholders’ equity, total assets, or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Corporation calculates its tangible common equity, tangible assets, and any other related measures may differ from that of other companies reporting measures with similar names. Refer to Risk Management-Capital discussion above for a reconciliation of the Corporation’s tangible common equity and tangible assets.

The Tier 1 common equity to risk-weighted assets ratio is calculated by dividing (a) Tier 1 capital less non-common elements including qualifying perpetual preferred stock and qualifying trust preferred securities by (b) risk-weighted assets, which assets are calculated in accordance with applicable bank regulatory requirements. The Tier 1 common equity ratio is not required by GAAP or on a recurring basis by applicable bank regulatory requirements. Management is currently monitoring this ratio, along with the other ratios discussed above, in evaluating the Corporation’s capital levels and believes that, at this time, the ratio may be of interest to investors. Refer to Risk Management-Capital discussion above for a reconciliation of stockholders’ equity (GAAP) to Tier 1 common equity.

To supplement the Corporation’s financial statements presented in accordance with GAAP, the Corporation provides additional measures of provision for loan and lease losses, provision for loan and lease losses to net charge-offs, net charge-offs, net charge-offs to average loans, and non-interest expenses to exclude the impact of the bulk sales of assets and the transfer of non-performing loans to held for sale in the first and second quarters of 2013. Management believes that these non-GAAP measures enhance the ability of analysts and investors to analyze trends in the Corporation’s business and to better understand the performance of the Corporation. In addition, the Corporation may utilize these non-GAAP financial measures as a guide in its budgeting and long-term planning process. Any analysis of these non-GAAP financial measures should be used only in conjunction with results presented in accordance with GAAP. Refer to Overview of Results of Operations discussion above for the reconciliation of these non-GAAP financial measures to the GAAP financial measures, except for the reconciliation with respect to the calculation of the non-GAAP financial measure “provision for loan and lease losses to net charge-offs ratio, excluding the impact of the bulk sales of assets and loans transferred to held for sale” with provision for loan losses to net charge-offs ratio calculated and presented in accordance with GAAP which is included below:

	Provision for loan and lease losses to Net Charge-Offs (Non-GAAP to GAAP reconciliation)
	Nine-Month Period Ended September 30, 2013
	Provision for Loan and Lease Losses	Net Charge-Offs

Provision for loan and lease losses and net charge-offs, excluding special items (Non-GAAP)	$88,780	$134,373
Special Items:
Bulk sales of assets and loans transferred to held for sale	132,002	232,444

Provision for loan and lease losses and net charge-offs (GAAP)	$220,782	$366,817

Provision for loan and lease losses to net charge-offs, excluding special items (Non-GAAP)	66.07%

Provision for loan and lease losses to net charge-offs (GAAP)	60.19%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk to which the Corporation is exposed, see the information contained in “Part I – Item 2 -“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Control and Procedures

First BanCorp’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of First BanCorp.’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2013. Based on this evaluation, as of the end of the period covered by this Form10-Q, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

A significant portion of the Corporation’s financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico, which has been in a recession since March 2006. For fiscal years 2007, 2008, 2009, 2010 and 2011, Puerto Rico’s real gross national product decreased by 1.2%, 2.9%, 3.8%, 3.6% and 1.6%, respectively.

In fiscal year 2012, Puerto Rico’s real gross national product, increased by 0.1% and, is projected to decrease by 0.03% for fiscal year 2013 and 0.8% for 2014. The most recent Economic Activity Index (“EAI”), which is a coincident economic index developed by the Government Development Bank of Puerto Rico (“GDB”), continued to show contraction during the third quarter. The average cumulative value of the EIA for the eight months of calendar year 2013 (January to August 2013) showed a reduction of 3.7% compared to the same period of 2012. The Bureau of Labor Statistics reported an unemployment rate of 13.9% for the month of August 2013. The four indicators for the EAI (nonfarm payroll employment, electric power generation, gasoline consumption, and cement sales) showed decreases for the month of August 2013 when compared to the month of August 2012.

In June 2013, the Puerto Rico Government approved the budget for fiscal year 2014. The projected deficit for fiscal year 2014, according to statistics published by GDB, is expected to decline to $820 million, which represents a decline of $470 million compared to the estimated deficit for the previous fiscal year. The budget includes tax measures expected to result in $1.071 billion of additional revenues. In addition, the Puerto Rico Government has implemented other measures to strengthen its financial position, including a comprehensive reform of the Employees Retirement System to address its unfunded status and annual funding shortfalls and a rise in utility fees. Revenue collections totaled $1,699 million in the first quarter of fiscal year 2014 (July-September). This figure exceeded collections for the same period of fiscal 2013 by $88 million and exceeded budget estimates for this period by $10.4 million.

Puerto Rico has about $70 billion of outstanding debt. In May, the 30-Year general obligation bonds, which are widely held by mutual funds, carried a yield of about 5.3%, which increased during the third quarter, surpassing 10% at one point in September amid a general run-up in interest rates and significant selling by investors after Detroit filed for the largest municipal bankruptcy in U.S. history. The debt carried a yield of approximately 8.5% as of September 30, 2013.

After the increase in yields on Puerto Rico’s outstanding bonds, the Puerto Rico Government announced that their financing plan for the remainder of the current calendar year includes the issuance of between $500 million and $1.2 billion of debt, depending on market conditions, and that the Commonwealth of Puerto Rico has the financial flexibility to adjust such financing as necessary.

Puerto Rico’s debt is rated “Baa3” with a negative outlook by Moody’s Investor Services (“Moodys”), “BBB-” with a negative outlook by Standard & Poor’s Rating Services, and “BBB-” with a negative outlook by Fitch, Inc., all one notch above noninvestment grade.

In June 2013, Moodys downgraded the rating of the Puerto Rico Electric Power Authority’s (“PREPA”) Revenue Bonds to Baa3 from Baa2 with a negative outlook. Moodys based the decision on their belief that the rating of PREPA is closely tied to the rating of the Commonwealth of Puerto Rico and also reflects, among other things, their concerns related to the continued weakness in the economy of Puerto Rico, including the lack of economic growth drivers and the negative demographic trends. In addition, in October, 2013, Moodys downgraded the rating of the Puerto Rico Sales Tax Financing Corporation’s (“COFINA”) senior sales tax bond to A2 from Aa3 based on the fact that a growth in sales tax collections has been significantly constrained by the effects of Puerto Rico’s weak economy.

The decline in Puerto Rico’s economy since 2006 has resulted in, among other things, a downturn in our loan originations, an increase in the level of our non-performing assets, loan loss provisions and charge-offs, an increase in the rate of foreclosure loss on mortgage loans, and a reduction in the value of our loan portfolio, all of which have adversely affected our profitability. The continuation of the economic slowdown would cause those adverse effects to continue impacting our profitability. In addition, any credit default by the Puerto Rico government, could adversely affect our results of operations.

Compliance with stress testing requirements may be challenging.

The Corporation is currently subject to final supervisory guidance for stress testing practices issued by the federal banking agencies in May 2012. This guidance outlines general principles for a satisfactory stress testing framework and describes various stress testing approaches and how stress testing should be used at various levels within an organization. The Corporation is also subject to two new stress testing rules that implement provisions of the Dodd-Frank Act (the “DFA Stress Tests”), one issued by the Federal Reserve Board that applies to First BanCorp. on a consolidated basis and one issued by the FDIC that applies to the Bank. These DFA Stress Tests are designed to require banking organizations to assess the potential impact of different scenarios on their earnings, losses and capital over a set time period, with consideration given to certain relevant factors, including the organization’s condition, risks, exposures, strategies, and activities. These DFA Stress Tests require banking organizations with total consolidated assets of more than $10 billion but less than $50 billion, like the Corporation and the Bank, to conduct annual company-run stress tests using certain scenarios that the Federal Reserve Board will publish by November 15 of each year, report the results to their primary federal regulator and the Federal Reserve Board, and publish a summary of the results. On July 30, 2013, the federal banking agencies published for comment additional guidance describing their supervisory expectations for the DFA Stress Tests to be conducted by financial institutions, like First BanCorp. and the Bank. The proposed guidance provides flexibility to accommodate different approaches by different institutions in the $10 billion to $50 billion asset range, and provides examples of practices that would be consistent with supervisory expectations.

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

The Corporation faces increased regulation and regulatory scrutiny as a result of its participation in the TARP. The U.S. Department of the Treasury acquired shares of Common Stock from the Corporation in October 2011 in exchange for shares of preferred stock that it owned because of the Corporation’s issuance of preferred stock to Treasury in January 2009 pursuant to the TARP. In July 2010, the Corporation issued to Treasury a warrant, which amends, restates and replaces the original Warrant that it issued to Treasury in January 2009 under the TARP. The Corporation’s participation in the TARP also imposes limitations on the payments it may make to its senior executives.

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

Based on the Corporation’s review of the U.S. Basel III final rule, the Corporation currently anticipates exceeding the new minimum capital ratios.

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

On September 28, 2011, the Basel Committee announced plans to consider adjustments to the Basel III liquidity coverage ratio (“LCR”), which is scheduled to take effect on January 1, 2015. The LCR would require banks to maintain an adequate level of unencumbered high-quality liquid assets sufficient to meet liquidity needs for a 30 calendar day liquidity stress period. On January 6, 2013, the Basel Committee announced that the LCR would be phased-in beginning on January 1, 2015, when the minimum LCR requirement would be set at 60%, then increasing an additional 10% annually until fully implemented on January 1, 2019. The Basel Committee also announced that a broader pool of assets would count as high-quality liquid assets, the numerator of the LCR. It also announced important changes to the calculation of total net cash outflows, the denominator of the LCR. The federal banking agencies have indicated that they intend to issue a proposed rule to implement the Basel III LCR for large U.S. banking firms. At this time, it is unclear whether the federal banking agencies, proposed rule would apply to the Bank or the Corporation.

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

On June 30, 2013, the Government of Puerto Rico signed into law the Tax Burden Redistribution and Adjustment Act (“Act 40”), as one of the laws enacted to balance the budget for the general fund of the Government of Puerto Rico for fiscal year 2013-2014. Act 40 provides significant amendments to the Puerto Rico Internal Revenue Code of 2011, as amended (the “2011 PR Code”), and affects mainly, persons doing business in Puerto Rico. The main provisions of Act 40 that impact financial institutions include:

•	A new national gross receipts tax that in the case of financial institutions is 1% of gross income which is not deductible for purposes of computing net taxable income and is not part of the alternative minimum tax (“AMT”). This provision is retroactive to January 1, 2013. An expense of $4.9 million was recorded in the first nine months of 2013 related to the national gross receipts tax. This expense is included as part of “Taxes, other than income taxes” in the Consolidated Statement of Income (Loss). Subject to certain limitations, a financial institution will be able to claim a credit of 0.5% of its gross income against its regular income tax or the alternative minimum tax. A $2.5 million benefit related to this credit was recorded as a reduction to the provision for income taxes in the first nine months of 2013.

•	A decrease in the deduction available to corporations for the computation of the additional surtax from $750,000 to $25,000 and a change in the surtax rate to rates that range from 5% to 19%, resulting in an increase in the maximum statutory tax rate from 30% to 39%. This provision is also retroactive to January 1, 2013. The effect on operating results in the second quarter of 2013 related to these changes was a net benefit of approximately $0.5 million, mainly due to the increase in the deferred tax asset of profitable subsidiaries. The deferred tax valuation allowance increased to $ 519.8 million as of September 30, 2013 from $359.9 million at December 31, 2012, as a result of changes in tax rates and operating results for the first nine months of 2013.

•	A higher AMT rate (30% of the alternative minimum net income, as compared to 20% previously) and various parallel computations required to be made before determining whether an AMT liability exists. This change did not have an impact on the Corporation’s provision for income taxes recorded in the first nine months of 2013.

•	The Net Operating Loss (“NOL”) carryover period increased from 10 years to 12 years for losses incurred in taxable years that commenced after December 31, 2004 and ended before January 1, 2013. The carryover period for NOL incurred during taxable years commencing after December 31, 2012 will be 10 years. The NOL deduction is now limited to 90% of taxable income for regular income tax purpose and 80% for AMT purposes.

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

On October 14, 2013, the Governor of Puerto Rico signed into law Act No. 117 (“Act 117”) providing additional changes and transitional provisions in connection with Act 40. In relation to the national gross receipts tax, Act 117 clarifies, among other things, that gross income subject to the special tax does not includes the following:

(i)	Dividends received from a 100% controlled domestic subsidiary. During the nine-months ended September 30, 2013, no dividends subject to this exception were received by any of the Corporation’s entities.

(ii)	Income attributable to a trade or business outside of Puerto Rico. As of September 30, 2013, the Corporation accrued approximately $0.5 million of gross receipts tax expense related to income attributable to the trade or business outside of Puerto Rico. Based on Act 117 dispositions, this expense will be reversed during the fourth quarter of 2013 when the Act was enacted.

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

As of September 30, 2013, the Corporation had a gross deferred tax asset of $529.2 million, including $372.7 million associated with net operating losses (“NOLs”). Under Puerto Rico law, the Corporation and its subsidiaries, including the FirstBank, which incurred most of the NOLs, are treated as separate taxable entities and are not entitled to file consolidated tax returns. To obtain the full benefit of the applicable deferred tax asset attributable to NOLs, FirstBank must have sufficient taxable income within the applicable carry forward period (7 years for taxable years beginning before January 1, 2005, 12 years for taxable years beginning after December 31, 2004 and before December 31, 2012, and 10 years for taxable years beginning after December 31, 2012). The Bank incurred all of the NOL’s on or after 2009. Accounting for income taxes requires that companies assess whether a valuation allowance should be recorded against their deferred tax asset based on an assessment of the amount of the deferred tax asset that is “more likely than not” to be realized. In assessing the weight of positive and negative evidence, a significant negative factor that resulted in the recognition and maintenance of a significant valuation allowance against the deferred tax asset was that FirstBank was in a three-year cumulative loss position as of September 30, 2013. As of September 30, 2013, the Corporation has a recorded valuation allowance of $519.8 million. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that the Corporation will not be able to reverse portions or the full valuation allowance in the future or that the Corporation will need to continue increasing the valuation allowance related to deferred tax assets created in connection with the operations of FirstBank.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp.
Registrant

Date: November 12, 2013	By:	/s/ Aurelio Alemán
Aurelio Alemán
President and Chief Executive Officer

Date: November 12, 2013	By:	/s/ Orlando Berges
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

31.1 – CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 - CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 - CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 - CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1- Interactive Data File (Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, filed in XBRL (eXtensible Business Reporting Language)