Form 10-K
period 2013-12-31
FIRST BANCORP /PR/
filed 2014-03-17
CIK 1057706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2013

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

7.00% Noncumulative Perpetual Monthly Income Preferred Stock, Series E (CUSIP: 318672607)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 28, 2013 (the last trading day of the registrant’s most recently completed second quarter) was $384,939,642 based on the closing price of $7.08 per share of common stock on the New York Stock Exchange on June 28, 2013. The registrant had no nonvoting common equity outstanding as of June 28, 2013. For the purposes of the foregoing calculation only, the registrant has defined affiliates to include (a) the executive officers named in Part III of this Annual Report Form 10-K; (b) all directors of the registrant; and (c) each shareholder, including the registrant’s employee benefit plans, known to the registrant to be the beneficial owner of 5% or more of the outstanding shares of common stock of the registrant as of June 28, 2013. The registrant’s response to this item is not intended to be an admission that any person is an affiliate of the registrant for any purposes other than this response.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 207,101,964 shares as of March 7, 2014.

FIRST BANCORP

2013 ANNUAL REPORT ON FORM 10-K

Forward Looking Statements

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbor created by such sections.  When used in this Form 10-K or future filings by First BanCorp. (the “Corporation”) with the U.S. Securities and Exchange Commission (“SEC”), in the Corporation’s press releases or in other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the word or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “should,” “anticipate” and similar expressions are meant to identify “forward-looking statements.”

First BanCorp. wishes to caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and to advise readers that various factors, including but not limited to the following, could cause actual results to differ materially from those expressed in, or implied by such “forward-looking statements”:

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

•         the risk of not being able to fulfill the Corporation’s cash obligations or resume paying dividends to the Corporation’s stockholders in the future due to the Corporation’s inability to receive approval from the New York FED or the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) to receive dividends from FirstBank or FirstBank’s failure to generate sufficient cash flow to make a dividend payment to the Corporation;

•         the strength or weakness of the real estate markets and of the consumer and commercial credit sectors and their impact on the credit quality of the Corporation’s loans and other assets, which has contributed and may continue to contribute to, among other things, the high levels of non-performing assets, charge-offs, and provisions and may subject the Corporation to further risk from loan defaults and foreclosures;

•         the ability of FirstBank to realize the benefit of the deferred tax asset;

•         adverse changes in general economic conditions in Puerto Rico, the United States (“U.S.”), and the U.S. Virgin Islands (“USVI”), and British Virgin Islands (“BVI”), including the interest rate environment, market liquidity, housing absorption rates, real estate prices and disruptions in the U.S. capital markets, which may reduce interest margins, impact funding sources, and affect demand for all of the Corporation’s products and services and reduce the Corporation’s revenues and earnings and the value of the Corporation’s assets;

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

•         a credit default by the Puerto Rico government or any of its public corporations or other instrumentalities, and recent and any future downgrades of the long-term debt ratings of the Puerto Rico government, which could adversely affect economic conditions in Puerto Rico;

•         the risk that any portion of the unrealized losses in the Corporation’s investment portfolio is determined to be other-than-temporary, including unrealized losses on Puerto Rico government obligations;

•         uncertainty about regulatory and legislative changes for financial services companies in Puerto Rico, the U.S., and the USVI and BVI, which could affect the Corporation’s financial condition or performance and could cause the Corporation’s actual results for future periods to differ materially from prior results and anticipated or projected results;

•         changes in the fiscal and monetary policies and regulations of the federal government, including those determined by the Federal Reserve Board, the New York Fed, the FDIC, government-sponsored housing agencies, and regulators in Puerto Rico and the USVI and BVI;

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

Investors should refer to Item 1A. Risk Factors, in this Annual Report on Form 10-K, for a discussion of such factors and certain risks and uncertainties to which the Corporation is subject.

PART I

     FirstBancorp., incorporated under the laws of the Commonwealth of Puerto Rico, is sometimes referred to in this Annual Report on Form 10-K as “the Corporation”, “we”, “our” or “the registrant.”

Item 1. Business

GENERAL

First BanCorp. is a publicly owned financial holding company that is subject to regulation, supervision and examination by the Federal Reserve Board. The Corporation was incorporated under the laws of the Commonwealth of Puerto Rico to serve as the bank holding company for FirstBank. The Corporation is a full service provider of financial services and products with operations in Puerto Rico, the United States and the USVI and BVI. As of December 31, 2013, the Corporation had total assets of $12.7 billion, total deposits of $9.9 billion and total stockholders’ equity of $1.2 billion.

The Corporation provides a wide range of financial services for retail, commercial and institutional clients. As of December 31, 2013, the Corporation controlled two wholly owned subsidiaries: FirstBank and FirstBank Insurance Agency, Inc. (“FirstBank Insurance Agency”). FirstBank is a Puerto Rico-chartered commercial bank, and FirstBank Insurance Agency is a Puerto Rico-chartered insurance agency.

FirstBank is subject to the supervision, examination and regulation of both the OCIF and the FDIC.  Deposits are insured through the FDIC Deposit Insurance Fund. In addition, within FirstBank, the Bank’s USVI operations are subject to regulation and examination by the United States Virgin Islands Banking Board; its BVI operations are subject to regulation by the British Virgin Islands Financial Services Commission; and its operations in the state of Florida are subject to regulation and examination by the Florida Office of Financial Regulation. FirstBank Insurance Agency is subject to the supervision, examination and regulation of the Office of the Insurance Commissioner of the Commonwealth of Puerto Rico and operates five offices in Puerto Rico.

FirstBank conducts its business through its main office located in San Juan, Puerto Rico, 47 banking branches in Puerto Rico, 12 branches in the USVI and BVI and 10 branches in the state of Florida (USA).  FirstBank has 5 wholly owned subsidiaries with operations in Puerto Rico: First Federal Finance Corp. (d/b/a Money Express La Financiera), a finance company specializing in the origination of small loans with 26 offices in Puerto Rico; First Mortgage, Inc. (“First Mortgage”), a residential mortgage loan origination company with 37 offices in FirstBank branches and at stand-alone sites; First Management of Puerto Rico, a domestic corporation which holds tax-exempt assets; FirstBank Puerto Rico Securities Corp., a broker-dealer subsidiary engaged in municipal bond underwriting and financial advisory services on structured financings principally provided to government entities in the Commonwealth of Puerto Rico; and FirstBank Overseas Corporation, an international banking entity organized under the International Banking Entity Act of Puerto Rico.  FirstBank had one active subsidiary with operations outside of Puerto Rico: First Express, a finance company specializing in the origination of small loans with 2 offices in the USVI.

BUSINESS SEGMENTS

The Corporation has six reportable segments: Consumer (Retail) Banking; Commercial and Corporate Banking; Mortgage Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations. These segments are described below as well as in Note 31, “Segment Information,” to the Corporation’s audited financial statements for the year ended December 31, 2013 included in Item 8 of this Form 10-K.

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

United States Operations

The United States Operations segment consists of all banking activities conducted by FirstBank in the United States mainland.  FirstBank provides a wide range of banking services to individual and corporate customers primarily in southern Florida through its 10 branches.  Our success in attracting core deposits in Florida has enabled us to become less dependent on brokered CDs.  The United States Operations segment offers an array of both retail and commercial banking products and services. Consumer banking products include checking, savings and money market accounts, retail certificates of deposit (“retail CDs”), internet banking services, residential mortgages, home equity loans, lines of credit, and automobile loans. Deposits gathered through FirstBank’s branches in the United States also serve as one of the funding sources for lending and investment activities in Puerto Rico.

The commercial banking services include checking, savings and money market accounts, retail CDs, internet banking services, cash management services, remote data capture, and automated clearing house, or ACH, transactions.  Loan products include the traditional commercial and industrial and commercial real estate products, such as lines of credit, term loans and construction loans.

Virgin Islands Operations

The Virgin Islands Operations segment consists of all banking activities conducted by FirstBank in the USVI and BVI, including retail and commercial banking services, with a total of twelve branches serving the islands in the USVI of St. Thomas, St. Croix, and St. John, and the islands in the BVI of Tortola and Virgin Gorda.  The Virgin Islands Operations segment is driven by its consumer, commercial lending and deposit-taking activities.

Loans to consumers include auto, boat, lines of credit, personal and residential mortgage loans.  Deposit products include interest bearing and non-interest bearing checking and savings accounts, IRAs, and retail CDs.  Retail deposits gathered through each branch serve as the funding sources for the lending activities.

Employees

As of December 31, 2013, the Corporation and its subsidiaries employed 2,458 persons. None of its employees are represented by a collective bargaining group. The Corporation considers its employee relations to be good.

SIGNIFICANT EVENTS SINCE THE BEGINNING OF 2013

Bulk Sales of Assets and Transfer of Loans to Held for Sale

    On March 28, 2013, the Corporation completed the sale of adversely classified loans with a book value of $211.4 million ($100.1 million of commercial and industrial loans, $68.8 million of commercial mortgage loans, $41.3 million of construction loans, and $1.2 million of residential mortgage loans), and $6.3 million of OREO properties in a cash transaction. Included in the bulk sale was $185.0 million of non-performing assets. The sales price of this bulk sale was $120.2 million. Approximately $39.9 million of reserves had already been allocated to the loans. This transaction resulted in total charge-offs of $98.5 million and an incremental loss of $58.9 million, reflected in the provision for loan and lease losses for the year 2013. In addition, the Corporation recorded $3.9 million of professional fees specifically related to this bulk sale of assets. This transaction resulted in a total pre-tax loss of $62.8 million.

    In addition, during the first quarter of 2013, the Corporation transferred to held for sale non-performing loans with an aggregate book value of $181.6 million. These transfers resulted in charge-offs of $36.0 million and an incremental loss of $5.2 million reflected in the provision for loan and lease losses for the year 2013.

   During the second quarter of 2013, the Corporation completed the sale of a $40.8 million non-performing commercial mortgage loan that was among the loans transferred to held for sale in the first quarter without incurring additional losses.

On June 21, 2013, the Corporation announced that it had completed a sale of non-performing residential mortgage loans with a book value of $203.8 million and other real estate owned (“OREO”) properties with a book value of $19.2 million in a cash transaction. The sales price of this bulk sale was $128.3 million. Approximately $30.1 million of reserves had already been allocated to the loans. This transaction resulted in total charge-offs of $98.0 million and an incremental loss of $69.8 million, of which $67.9 million was reflected in the provision for loan and lease losses and $1.9 million was reflected as part of net loss on OREO operations for the year 2013. In addition, the Corporation recorded $3.1 million of professional service fees specifically related to this bulk sale of non-performing residential assets. This transaction resulted in a total pre-tax loss of $72.9 million.

   In separate transactions during 2013, the Corporation foreclosed on the collateral underlying $39.2 million related to one of the loans written-off and transferred to held for sale in the first quarter. The Corporation recorded losses of $4.9 million in 2013 related to this loan after the transfer to held for sale ($1.7 million of lower of cost or market adjustment and $3.2 million of write-downs to the value of foreclosed properties, recorded as part of net loss on OREO operations in the consolidated statement of income (loss)).

  Furthermore, in the third quarter of 2013, approximately $6.4 million of construction loan held for sale participations were paid-off, resulting in a gain of $0.3 million included as part of “Other income” in the consolidated statement of income (loss).

  The Corporation’s primary goal with respect to these sales has been to accelerate the disposition of non-performing assets, which is the main priority of the Corporation’s Strategic Plan. The opportunistic sale of distressed assets is a pivotal and tactical step in the Corporation’s efforts to reduce balance sheet risk, improve earnings in the future through reductions of credit related costs and enhance credit quality consistent with regulators’ expectations of adequate levels of adversely classified assets for financial institutions.

Impairment of Collateral Pledged to Lehman Brothers, Inc. (“Lehman”)

On May 10, 2013, the Corporation received notice from its counsel that the Unites States Bankruptcy Court for the Southern District of New York had denied the Bank’s Motion for Summary Judgment filed in connection with its claim to recover certain assets pledged as collateral to Lehman and that the Motion for Summary Judgment submitted by Barclays Capital (“Barclays”) had been granted.

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

  On December 3, 2013, the Bankruptcy Court issued a memorandum decision granting Barclays’ motion for civil contempt sanctions, in which the Bankruptcy Court granted Barclays entitlement to an award of sanctions from the Bank and directed the parties to meet and confer in an attempt to reach consensus on the award of sanctions. The parties have agreed that $2.5 million represents an appropriate compromise as to the amount of reasonable counsel fees to which Barclays would be entitled to in the event that the Bankruptcy Court’s decision to award Barclays attorney fees is affirmed through the appeals process. A loss contingency of $2.5 million was accrued in the fourth quarter of 2013.

Secondary Offering

On August 16, 2013, a secondary offering of the Corporation’s common stock was completed by certain of the Corporation’s existing stockholders. The United States Department of the Treasury (“Treasury”) sold 12 million shares of common stock, funds affiliated with Thomas H. Lee Partners (“THL”) sold 8 million shares of common stock, and funds managed by Oaktree Capital Management, L.P. (“Oaktree”) sold 8 million shares of common stock.  On September 11, 2013, the underwriters exercised their option to purchase an additional 2.9 million shares of common stock from the selling stockholders.  The Corporation did not receive any proceeds from the offering.  Non-interest expenses for 2013 included approximately $1.7 million in costs associated with the secondary offering, including $1.1 million paid by the Corporation for underwriting discounts and commissions.  As of March 7, 2014, each of THL and Oaktree owns 20.21% of the Corporation’s outstanding common stock and the U.S. Treasury owns 9.50% of such stock.

Changes to the Puerto Rico Internal Revenue Code

On June 30, 2013, the Puerto Rico Government approved Act No. 40 (“Act 40”), which amended the Puerto Rico Internal Revenue Code of 2011 (the “2011 PR Code”). The main provisions of Act 40 that impacted financial institutions include:

(i)                   A new national gross receipts tax that in the case of financial institutions is 1% of gross income that is not deductible for purposes of computing net taxable income and is not part of the alternative minimum tax (“AMT”).  This provision was retroactive to January 1, 2013.  An expense of $5.9 million was recorded during the year 2013 related to the national gross receipts tax.  This expense is included as part of “Taxes, other than income taxes” in the consolidated statement of (loss) income.  Subject to certain limitations, a financial institution will be able to claim a credit of 0.5% of its gross income against its regular income tax or the alternative minimum tax. A $3.0 million benefit related to this credit was recorded as a reduction to the provision for income taxes in 2013.

(ii)                 A decrease in the deduction available to corporations for the computation of the additional surtax from $750,000 to $25,000 and a change in the surtax rate to rates that range from 5% to 19%, resulting in an increase in the maximum statutory tax rate from 30% to 39%.  This provision was also retroactive to January 1, 2013. The effect on operating results in 2013 related to these changes was a net benefit of approximately $1.3 million, mainly due to the increase in the deferred tax asset of profitable subsidiaries.   The deferred tax valuation allowance increased to $522.7 million as of December 31, 2013 from $359.9 million at December 31, 2012 as a result of changes in tax rates and operating results for the year.

(iii)                A higher AMT rate (30% of the alternative minimum net income, as compared to 20% previously) and various parallel computations required to be made before determining whether an AMT liability exists.  This change did not have an impact on the Corporation’s provision for income taxes recorded in 2013.

(iv)               The NOL carryover period increased from 10 years to 12 years for losses incurred in taxable years that commenced after December 31, 2004 and ended before January 1, 2013.  The carryover period for NOLs incurred during taxable years commencing after December 31, 2012 is 10 years. The NOL deduction is now limited to 90% of taxable income for regular income tax purposes and 80% for AMT purposes.

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

The Corporation also makes available the Corporation’s corporate governance guidelines and principles, the charters of the audit, asset/liability, compensation and benefits, credit, compliance, risk, corporate governance and nominating committees and the codes of conduct and principles mentioned below, free of charge on or through its internet website at www.firstbankpr.com (under the “Investor Relations” section):

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

The public may read and copy any materials that First BanCorp files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. In addition, the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC (www.sec.gov).

MARKET AREA AND COMPETITION

Puerto Rico, where the banking market is highly competitive, is the main geographic service area of the Corporation. As of December 31, 2013, the Corporation also had a presence in the state of Florida and in the United States and British Virgin Islands. Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions in the United States mainland.

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

    Dodd-Frank Act.  As a result of the Dodd-Frank Act, which became law on July 21, 2010, there has been and will be in the future additional regulatory oversight and supervision of the bank holding company and its subsidiaries.

The Dodd-Frank Act significantly changed the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes, and the regulations being developed thereunder will include, provisions affecting large and small financial institutions alike, including several provisions that will affect how banks and bank holding companies will be regulated in the future.

The Dodd-Frank Act, among other things, imposes new capital requirements on bank holding companies; provides that a bank holding company must serve as a source of financial and managerial strength to each of its subsidiary banks and stand ready to commit resources to support each of them; changes the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base, and permanently raises the current standard deposit insurance limit to $250,000; and expands the FDIC’s authority to raise insurance premiums.  The legislation also calls for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion.  The Dodd-Frank Act also limits interchange fees payable on debit card transactions, establishes as an independent entity within the Federal Reserve the Bureau of Consumer Financial Protection (the “CFPB”), which has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters such as steering incentives, and  determinations as to a borrower’s ability to repay the principal amount and prepayment penalties.  The CFPB has had primary examination and enforcement authority over FirstBank and other banks with over $10 billion in assets with respect to consumer financial products and services since July 21, 2011.

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

The Dodd-Frank Act also includes provisions that affect corporate governance and executive compensation at all publicly-traded companies and allows financial institutions to pay interest on business checking accounts.  The legislation also restricts proprietary trading, places restrictions on the owning or sponsoring of hedge and private equity funds, and regulates the derivatives activities of banks and their affiliates.  The Dodd-Frank Act established the Financial Stability Oversight Council, which identifies threats to the financial stability of the U.S., promote market discipline, and respond to emerging threats to the stability of the U.S. financial system.

Section 171 of the Dodd-Frank Act (“the Collins Amendment”), among other things, eliminates certain trust-preferred securities from Tier I capital.  Preferred securities issued under the U.S. Department of the Treasury’s (the “Treasury”) Troubled Asset Relief Program (“TARP”) are exempt from this treatment.  Bank holding companies, such as the Corporation, must fully phase out these instruments from Tier 1 capital by January 1, 2016 (25% allowed in 2015 and 0% in 2016); however, these instruments may remain in Tier 2 capital until the instruments are redeemed or mature.

Regulatory Capital Developments.  On July 2, 2013, the federal banking agencies adopted final rules for U.S. banks that revise important aspects of the minimum regulatory capital requirements, the components of regulatory capital, and the risk-based capital treatment of bank assets and off-balance sheet exposures.  The final rules, with which the Corporation and our subsidiary bank must comply beginning January 1, 2015, generally are intended to align U.S. regulatory capital requirements with international regulatory capital standards adopted by the Basel Committee on Banking Supervision, in particular the most recent international capital accord adopted in 2010 (and revised in 2011) known as “Basel III.”  The new rules will increase the quantity and quality of capital required by, among other things, establishing a new minimum common equity Tier 1 ratio of 4.5% of risk-weighted assets and an additional common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets.  In addition, banks and bank holding companies are required to have a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%.  The final rules also revise the definition of capital by expanding the conditions for the inclusion of equity capital instruments and minority interests as Tier 1 capital, and will impose limitations on capital distributions and certain discretionary bonus payments if additional specified amounts, or “buffers,” of common equity Tier 1 capital are not met.

Consistent with Basel III and the Collins Amendment, the final rules also establish a more conservative standard for including an instrument such as trust-preferred securities as Tier 1 capital for bank holding companies with total consolidated assets of $15 billion or more as of December 31, 2009.  Bank holding companies such as the Corporation must fully phase out these instruments from Tier I capital by January 1, 2016, although qualifying trust preferred securities may be included as Tier 2 capital until the instruments are redeemed or mature. As of December 31, 2013, the Corporation had $225 million in trust preferred securities that are subject to the phase-out from Tier 1 capital under the final regulatory capital rules discussed above.

In addition, the final rules revise and harmonize the bank regulators’ rules for calculating risk-weighted assets to enhance risk sensitivity and address weaknesses that have been identified, by applying a variation of the Basel III “standardized approach” for the risk-weighting of bank assets and off-balance sheet exposures to all U.S. banking organizations other than large, internationally active banks.

The final capital rules will become effective for the Corporation and our subsidiary bank on a  multi-year transitional basis starting on January 1, 2015, and in general will be fully effective as of January 1, 2019.  We generally expect that the final rules will increase our regulatory capital requirements and will require us to hold more capital against certain of our assets and off-balance sheet exposures.  The Corporation’s  estimated pro-forma common equity Tier 1 ratio, Tier 1 capital ratio, total capital ratio, and the leverage ratio under the Basel III rules, giving effect as of December 31, 2013 to all the provisions that will be phase-in between January 1, 2015 and January 1, 2019, was 11.4%, 12.0%, 15.5%, and 9.8%, respectively.  These ratios would exceed the fully phased-in minimum capital ratios under Basel III.  Future estimates of the regulatory capital ratios under the Basel III rules may change over time as a result of further federal banking agency rulemaking or clarification.

Prudential Regulation Developments. In May 2012, the federal banking agencies issued general supervisory guidance for stress testing practices applicable to banking organizations with more than $10 billion in total consolidated assets, such as us and our subsidiary bank, which became effective on July 23, 2012.  This guidance outlines broad principles for a satisfactory stress testing framework, including principles related to governance, controls and use of results, and describes various stress testing approaches and how stress testing should be used at various levels within an organization.  On October 9, 2012, the Federal Reserve Board and the other federal banking agencies issued a final rule implementing the requirements of the Dodd-Frank Act that generally requires bank holding companies with total consolidated assets of between $10 billion and $50 billion to comply with annual company-run stress testing requirements beginning in September 2013.

On February 1, 2014, the Federal Reserve approved a final rule strengthening supervision and regulation of large U.S. bank holding companies and foreign banking organizations, as required by the Dodd-Frank Act.  Most of its enhanced prudential standards apply only to institutions with total consolidated assets of $50 billion or more, which would not affect the Corporation.   The final rule, however, requires publicly traded U.S. bank holding companies with total consolidated assets of $10 billion or more, such as the Corporation, to establish enterprise-wide risk committees.  These new requirements complement the stress testing and resolution planning requirements for large bank holding companies that the Federal Reserve previously finalized.  The final rule does not make any changes to the company-run stress-testing requirements for bank holding companies with total consolidated assets of between $10 billion and $50 billion that were adopted in October 2012.  The Corporation must comply with these new requirements by January 1, 2015. The final rule requires the Corporation’s risk management framework to be commensurate with the Corporation’s structure, risk profile, complexity, activities and size, and must include policies and procedures establishing risk-management governance, risk-management policies, and risk control infrastructure for the Corporation’s global operations and processes and systems for implementing and monitoring compliance with such policies and procedures. Requirements applicable to the risk committee include a requirement that one independent director chair the committee, with the Corporation determining the appropriate proportion of independent directors on the committee, based on its size, scope, and complexity, provided that it meets the minimum requirement of one independent director.  Also, at least one director with risk-management experience must be appointed to the risk committee.

On March 5, 2014, the Federal Reserve Board and the other federal banking agencies published final supervisory guidance (which was previously proposed for comment in July 2013) describing their supervisory expectations for the Dodd-Frank Act stress tests to be conducted by financial institutions, including the Corporation and the Bank.  The final guidance provides flexibility to accommodate different risk profiles, sizes, business lines, market areas, and complexity approaches for banking institutions in the $10 billion to $50 billion asset range, and provide examples of practices that would be consistent with supervisory expectations. Affected banking organizations, including the Corporation, are required to perform their first Dodd-Frank Act stress tests by March 31, 2014. The final guidance also confirms that banking organizations with assets between $10 billion and $50 billion are not subject to the Federal Reserve Board capital plan rule, annual Comprehensive Capital Analysis and Review, Dodd-Frank Act supervisory stress tests, or related data collections, which apply to bank holding companies with assets of at least $50 billion.

Consumer Financial Protection Bureau. On January 10, 2013, the CFPB issued a final regulation defining a “qualified mortgage” for purposes of the Dodd-Frank Act, and setting standards for mortgage lenders to determine whether a consumer has the ability to repay the mortgage.  This regulation also affords safe harbor legal protections for lenders making qualified loans that are not “higher priced.”  It is unclear how this regulation, or this regulation in tandem with an anticipated rule defining “qualified residential mortgage” and setting standards governing loans that are to be packaged and sold as securities, will affect the mortgage lending market by potentially curbing competition, increasing costs or tightening credit availability.

On January 17, 2013, the CFPB issued a final regulation containing new mortgage servicing rules that took effect in January 2014 and are applicable to our bank subsidiary.  The announced goal of the CFPB is to bring greater consumer protection to the mortgage servicing market.

These changes affect notices given to consumers as to delinquency, foreclosure alternatives, modification applications, interest rate adjustments and options for avoiding “force-placed” insurance.  Servicers are prohibited from processing foreclosures when a loan modification is pending, and must wait until a loan is more than 120 days delinquent before initiating a foreclosure action.

The servicer must provide direct and ongoing access to its personnel, and provide prompt review of any loss mitigation application.  Servicers must maintain accurate and accessible mortgage records for the life of a loan and until one year after the loan is paid off or transferred.  These new standards are expected to add to the cost of conducting a mortgage servicing business.

The Volcker Rule.  This section of the Dodd-Frank Act generally, subject to important exceptions, prohibits a banking entity such as the Corporation or FirstBank from acquiring or retaining any ownership in, or acting as sponsor to, a hedge fund or private equity fund.  The Volcker Rule also prohibits these entities from engaging, for their own account, in short-form proprietary trading of certain securities, derivatives, commodity futures and options on these instruments.

Final regulations implementing the Volcker Rule were adopted by the financial regulatory agencies on December 10, 2013.  The regulations will become effective on April 1, 2014, but affected banking organizations generally will have until July 21, 2015 to bring their proprietary trading and private fund activities into conformance with the Volcker Rule and the new regulations.  Banking organizations are expected to engage in “good faith efforts” to bring all of their covered activities into compliance by the July 2015 conformance date. The Corporation does not believe that it engages in any significant amount of proprietary trading as defined in the Volcker Rule and that any impact would be minimal. In addition, a review of the Corporation’s investments was undertaken to determine if any meet the Volcker Rule’s definition of covered funds. Based on that review, the Corporation’s investments are not considered covered funds under the Volcker Rule.

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

International Action.  Internationally, both the Basel Committee on Banking Supervision and the Financial Stability Board (established in April 2009 by the Group of Twenty (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation and transparency) have committed to raise capital standards and liquidity buffers within the banking system under Basel III.  On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with implementation by January 2019.  U.S. bank regulators approved a revised regulatory capital framework for implementing Basel III in July 2013 (see discussion above).

The U.S banking regulators are also expected to adopt regulatory liquidity requirements, including a liquidity coverage ratio (LCR) and a net stable funding ratio (NSFR), which are intended to ensure that firms hold sufficient liquid assets over different time horizons to fun operations if other funding sources are unavailable. On January 6, 2013, the Basel Committee announced that its liquidity requirements would be phased-in annually beginning in 2015, when the minimum liquidity ratio requirement would be set at 60% of required liquidity, then increasing an additional 10% annually until fully implemented on January 1, 2019. Additionally, although the timing is uncertain, the U.S. banking regulators are expected to propose and enact rules regarding the NSFR.

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

Under provisions in the Dodd-Frank Act and Federal Reserve Board policy, a bank holding company such as the Corporation is expected to act as a source of financial strength to its banking subsidiaries and to commit support to them. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain capital of a subsidiary bank will be assumed by the bankruptcy trustee and be entitled to a priority of payment. In addition, any capital loans by a bank holding company to any of its subsidiary banks must be subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary bank. As of December 31, 2013, and the date hereof, FirstBank was and is the only depository institution subsidiary of the Corporation.

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

Financial holding companies may engage, directly or indirectly, in any activity that is determined to be (i) financial in nature, (ii) incidental to such financial activity, or (iii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The GLB Act specifically provides that the following activities have been determined to be “financial in nature”: (a) lending, trust and other banking activities; (b) insurance activities; (c) financial or economic advice or services; (d) pooled investments; (e) securities underwriting and dealing; (f) existing bank holding company domestic activities; (g) existing bank holding company foreign activities; and (h) merchant banking activities. The merchant banking activities have been substantially curtailed by the Volcker Rule provisions in the Dodd-Frank Act.

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

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 (“SOX”) implemented a range of corporate governance and other measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under the federal securities laws.  In addition, SOX has established membership requirements and responsibilities for the audit committee, imposed restrictions on the relationship between the Corporation and external auditors, imposed additional responsibilities for the external financial statements on our chief executive officer and chief financial officer, expanded the disclosure requirements for corporate insiders, required management to evaluate its disclosure controls and procedures and its internal control over financial reporting, and required the auditors to issue a report on the internal control over financial reporting.

The Corporation includes in its annual report on Form 10-K its management’s assessment regarding the effectiveness of the Corporation’s internal control over financial reporting.  The internal control report includes a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Corporation; management’s assessment as to the effectiveness of the Corporation’s internal control over financial reporting based on management’s evaluation, as of year-end; and the framework used by management as criteria for evaluating the effectiveness of the Corporation’s internal control over financial reporting.  As of December 31, 2013, First BanCorp’s management concluded that its internal control over financial reporting was effective.  The Corporation’s independent registered public accounting firm reached the same conclusion.

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

The Corporation applied for, and the Treasury approved, a capital purchase in the amount of $400,000,000. The Corporation entered into a Letter Agreement, dated as of January 16, 2009, including the Securities Purchase Agreement Standard Terms (collectively the “Letter Agreement”) with the Treasury, pursuant to which the Corporation issued and sold to the Treasury for an aggregate purchase price of $400,000,000 in cash (i) 400,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series F (the “Series F Preferred Stock”), and (ii) a warrant to purchase 389,483 shares of the Corporation’s common stock at an exercise price of $154.05 per share, subject to certain anti-dilution and other adjustments (the “warrant”). The TARP transaction closed on January 16, 2009. On July 20, 2010, we exchanged the Series F Preferred Stock, plus accrued dividends on the Series F Preferred Stock, for 424,174 shares of a new series of preferred stock, fixed rate Cumulative Mandatorily Convertible Preferred Stock, Series G (the “Series G Preferred Stock”), and amended the warrant and, on December 2, 2010, the Letter Agreement and the certificate of designation for the Series G Preferred Stock were amended to, among other provisions, reduce the required capital amount to compel the conversion of the Series G Preferred Stock from $500 million to $350 million. On October 7, 2011, we exercised our right to convert the Series G Preferred Stock into 32,941,797 shares of common stock. As a result of the issuance of $525 million of common stock in October 2011, the warrant was adjusted to provide for the issuance of approximately 1,285,899 shares of common stock at an exercise price of $3.29 per share.  On August 16, 2013, a secondary offering of the Corporation’s common stock was completed by certain of the Corporation’s existing stockholders, including the Treasury. The Treasury sold 13 million shares. As of December 31, 2013, the U.S. Treasury owns 9.50% of the Corporation’s outstanding common stock.

Under the terms of the Letter Agreement with the Treasury, (i) the Corporation amended its compensation, bonus, incentive and other benefit plans, arrangements and agreements (including severance and employment agreements) to the extent necessary to be in compliance with the executive compensation and corporate governance requirements of Section 111(b) of the EESA and applicable guidance or regulations issued by the Secretary of Treasury on or prior to January 16, 2009 and (ii) each Senior Executive Officer, as defined in the Letter Agreement, executed a written waiver releasing Treasury and the Corporation from any claims that such officers may otherwise have as a result of the Corporation’s amendment of such arrangements and agreements to be in compliance with Section 111(b). Until such time as Treasury ceases to own any debt or equity securities of the Corporation acquired pursuant to the Letter Agreement, the Corporation must maintain compliance with these requirements.

American Recovery and Reinvestment Act of 2009

On February 17, 2009, the Congress enacted the American Recovery and Reinvestment Act of 2009 (“ARRA”).  The ARRA includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, health care, and infrastructure, including the energy sector. The ARRA includes provisions relating to compensation paid by institutions that receive government assistance under TARP, including institutions that have already received such assistance, effectively amending the existing compensation and corporate governance requirements of Section 111(b) of the EESA. The provisions include restrictions on the amounts and forms of compensation payable, provisions for possible reimbursement of previously paid compensation and a requirement that compensation be submitted to a non-binding “say on pay” shareholder vote.

On June 10, 2009, the Treasury issued regulations implementing the compensation requirements under ARRA, which amended the requirements of EESA. The regulations became applicable to existing and new TARP recipients upon publication in the Federal Register on June 15, 2009. The regulations made effective the compensation provisions of ARRA and include rules requiring: (i) review of prior compensation by a Special Master; (ii) restrictions on paying or accruing bonuses, retention awards or incentive compensation for certain employees; (iii) regular review of all employee compensation arrangements by the company’s senior risk officer and compensation committee to ensure that the arrangements do not encourage unnecessary and excessive risk-taking or manipulation of the reporting of earnings; (iv) recoupment of bonus payments based on materially inaccurate information; (v) the prohibition of severance or change in control payments for certain employees; (vi) the adoption of policies and procedures to avoid excessive luxury expenses; and (vii) the mandatory “say on pay” vote by shareholders (which was effective beginning in February 2009). In addition, the regulations also introduce several additional requirements and restrictions, including: (i) Special Master review of ongoing compensation in certain situations; (ii) prohibition on tax gross-ups for certain employees; (iii) disclosure of perquisites; and (iv) disclosure regarding compensation consultants.

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

State Chartered Non-Member Bank and Banking Laws and Regulations in General

FirstBank is subject to regulation and examination by the OCIF, the CFPB and the FDIC, and is subject to comprehensive federal and state regulations dealing with a wide variety of subjects. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their businesses, their investments, their reserves against deposits, the timing and availability of deposited funds, and the nature and amount of and collateral for certain loans. In addition to the impact of regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.  Among the instruments used by the Federal Reserve Board to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate, and changes in reserve requirements against bank deposits.  These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits.  Their use also affects interest rates charged on loans or paid on deposits.  The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.  The effects of such policies upon our future business, earnings and growth cannot be predicted.

There are periodic examinations by the OCIF, the CFPB and the FDIC of FirstBank to test the Bank’s compliance with various statutory and regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage.  The regulation and supervision by the OCIF and the FDIC are intended primarily for the protection of the FDIC’s insurance fund and depositors. The regulatory structure also gives the regulatory authorities discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and for engaging in unsafe or unsound practices. In addition, certain bank actions are required by statute and implementing regulations. Other actions or failure to act may provide the basis for enforcement action, including the filing of misleading or untimely reports with regulatory authorities.

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

Effective June 3, 2010, the Corporation entered into the Written Agreement with the Federal Reserve. The Written Agreement provides, among other things, that the holding company must serve as a source of strength to FirstBank, and that, except with the consent of the Federal Reserve, (1) the holding company may not pay dividends to stockholders or receive dividends from FirstBank, (2) the holding company and its nonbank subsidiaries may not make payments on trust-preferred securities or subordinated debt, and (3) the holding company cannot incur, increase, or guarantee debt or repurchase any capital securities. The Written Agreement also requires that the holding company submit a capital plan that reflects sufficient capital at the Corporation on a consolidated basis, which must be acceptable to the Federal Reserve, and follow certain guidelines with respect to the appointment or change in responsibilities of senior officers. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Written Agreement.

The Corporation submitted its capital plan setting forth how it plans to improve capital positions to comply with the FDIC Order and the Written Agreement over time. In March 2011, the Corporation submitted an updated Capital Plan to the regulators. The updated Capital Plan contemplated a $350 million capital raise through the issuance of new common shares for cash, and other actions to reduce the Corporation’s and the Bank’s risk-weighted assets, strengthen their capital positions, and meet the minimum capital ratios required under the FDIC Order. Among the strategies contemplated in the updated Capital Plan are reductions of the Corporation’s loan and investment securities portfolio. The updated Capital Plan identified specific targeted Leverage, Tier 1 Capital to Risk-Weighted Assets and Total Capital to Risk-Weighted Assets ratios to be achieved by the Bank each calendar quarter until the capital levels required under the FDIC Order were achieved. Although all of the regulatory capital ratios exceeded the minimum capital ratios for “well-capitalized” levels, as well as the minimum capital ratios required by the FDIC Order, as of December 31, 2013, FirstBank cannot be treated as a “well-capitalized” institution under regulatory guidance while operating under the FDIC Order.

     On October 7, 2011, the Corporation successfully completed a private placement of $525 million in shares of common stock. The net proceeds from the sale of common stock amounted to approximately $490 million (net of offering costs), of which $435 million were contributed to the Corporation’s wholly owned banking subsidiary, FirstBank. The completion of the capital raise allowed the conversion of the 424,174 shares of the Corporation’s Series G Preferred Stock, held by the Treasury, into 32.9 million shares of common stock at a conversion price of $9.66. This conversion required for completion the payment of $26.4 million for past-due undeclared cumulative dividends on the Series G Preferred Stock as required by the agreement with the Treasury.

    Furthermore, on December 8, 2011, the Corporation completed a rights offering in which the Corporation issued an additional 888,781 shares of common stock at $3.50 per share, and received proceeds of $3.3 million.

With the $525 million capital infusion, the conversion to common stock of the Series G Preferred Stock held by the Treasury, and the issuance of an additional $3.3 million of capital in the rights offering (after deducting estimated offering expenses and the $26.4 million payment of cumulative dividends on the Series G Preferred Stock), the Corporation increased its total common equity by approximately $834 million at that time.

In addition to the Capital Plan, the Corporation submitted to its regulators a liquidity and brokered CD plan, including a contingency funding plan, a non-performing asset reduction plan, a budget and profit plan, a strategic plan, and a plan for the reduction of classified and special mention assets. As of December 31, 2013, the Corporation had completed all of the items included in the Capital Plan and is continuing to work on reducing non-performing loans. Further, the Corporation has reviewed and enhanced the Corporation’s loan review program, various credit policies, the Corporation’s treasury and investment policy, the Corporation’s asset classification and allowance for loan and lease losses and non-accrual policies, the Corporation’s charge-off policy, and the Corporation’s appraisal program. The Regulatory Agreements also require the submission to the regulators of quarterly progress reports.

The FDIC Order imposes no other restrictions on FirstBank’s products or services offered to customers, nor does it or the Written Agreement impose any type of penalties or fines upon FirstBank or the Corporation. Concurrent with the FDIC Order, the FDIC has granted FirstBank quarterly waivers to enable it to continue accessing the brokered CD market through March 31, 2014. FirstBank will request approvals for future periods.

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

On February 24, 2009, the Federal Reserve published the “Applying Supervisory Guidance and Regulations on the Payment of Dividends, Stock Redemptions, and Stock Repurchases at Bank Holding Companies” (the “Supervisory Letter”), which discussed the ability of bank holding companies to declare dividends and to repurchase equity securities.  The Supervisory Letter is generally consistent with prior Federal Reserve supervisory policies and guidance, although it places greater emphasis on discussions with the regulators prior to dividend declarations and redemption or repurchase decisions even when not explicitly required by the regulations.  The Federal Reserve provides that the principles discussed in the letter are applicable to all bank holding companies, but are especially relevant for bank holding companies that are either experiencing financial difficulties and/or receiving public funds under the Treasury’s TARP Capital Purchase Program. To that end, the Supervisory Letter specifically addresses the Federal Reserve’s supervisory considerations for TARP participants.

The Supervisory Letter provides that a board of directors should “eliminate, defer, or severely limit” dividends if: (i) the bank holding company’s net income available to shareholders for the prior four quarters, net of dividends paid during that period, is not sufficient to fully fund the dividends; (ii) the bank holding company’s rate of earnings retention is inconsistent with capital needs and overall macroeconomic outlook; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Supervisory Letter further suggests that bank holding companies should inform the Federal Reserve in advance of paying a dividend that: (i) exceeds the earnings for the quarter in which the dividend is being paid; or (ii) could result in a material adverse change to the organization’s capital structure.

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

The Puerto Rico Banking Law also provides that when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts shall be charged against the undistributed profits of the bank, and the balance, if any, shall be charged against the reserve fund, as a reduction thereof. If there is no reserve fund sufficient to cover such balance in whole or in part, the outstanding amount shall be charged against the capital account and no dividend shall be declared until said capital has been restored to its original amount and the amount in the reserve fund equals twenty percent (20%) of the original capital.

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

The Federal Reserve Board has also established minimum leverage ratio guidelines for bank holding companies. These guidelines mandate a minimum leverage ratio of Tier 1 capital to adjusted quarterly average total assets less certain amounts (“leverage amounts”) equal to 3% for bank holding companies meeting certain criteria (including those having the highest regulatory rating). All other banking organizations are generally required to maintain a leverage ratio of at least 3% plus an additional cushion of at least 100 basis points and in some cases more. The Federal Reserve Board’s guidelines also provide that bank holding companies experiencing internal growth or making acquisitions are expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a “tangible Tier 1 leverage ratio” (i.e., after deducting all intangibles) in evaluating proposals for expansion or new activities.

The Federal Reserve Board’s and other federal bank regulatory agencies' current risk-based capital guidelines for years have been based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision, a committee of central bankers and bank supervisors from the major industrialized countries.  This body develops broad policy guidelines for use by each country's supervisors in determining the supervisory policies they apply.  In response to the financial crisis, the Basel Committee adopted a new international regulatory capital accord, known as Basel III, that the U.S. federal banking agencies have implemented in the United States through final regulations, discussed above, that were adopted in July 2013. See, “Recent Events Affecting the Corporation –Regulatory Capital Developments,” above.  These final rules come into effect on a multi-year transitional basis beginning on January 1, 2015.  While we cannot calculate the precise impact of the final capital rules on our business and financial condition at this time, we generally expect that the final rules will increase our regulatory capital requirements and will require us to hold more capital against certain of our assets and off-balance sheet exposures.

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

The regulators require that banks meet a risk-based capital standard. The current risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk-weighted assets of 8%. In determining the amount of risk-weighted assets, weights used (generally ranging from 0% to 100%) are based on the risks inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed below under the 3.0% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, mandatorily convertible securities, subordinated debt and intermediate preferred stock and, generally, allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital.

The capital regulations of the FDIC also establish a minimum 3.0% Tier I capital to total assets requirement (leverage requirement) for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks from 4.0% to 5.0% or more. Under these regulations, the highest-rated banks are those that are not anticipating or experiencing significant growth, have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings, and, in general, are considered a strong banking organization and are rated composite I under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders’ equity including retained earnings, non-cumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights.

As discussed above, the U.S. federal banking agencies have adopted final regulatory capital rules that will materially revise the current risk-based and leverage capital requirements.  See, “Recent Events Affecting the Corporation –Regulatory Capital Developments,” above.  These final rules will come into effect on a multi-year transitional basis beginning on January 1, 2015, and we expect that the final rules, as they become effective, will increase our regulatory capital requirements and will require us to hold more capital against certain of our assets and off-balance sheet exposures.

Prompt Corrective Action.  The FDIA requires the federal bank regulatory agencies to take prompt corrective action against any undercapitalized insured depository institution.  The FDIA establishes five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Well-capitalized institutions significantly exceed the required minimum level for each relevant capital measure.  Adequately capitalized institutions include depository institutions that meet but do not significantly exceed the required minimum level for each relevant capital measure. Undercapitalized institutions consist of those that fail to meet the required minimum level for one or more relevant capital measures. Significantly undercapitalized characterizes depository institutions with capital levels significantly below the minimum requirements for any relevant capital measure. Critically undercapitalized refers to depository institutions with minimal capital and at serious risk for government seizure.

Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category.  A depository institution is generally prohibited from making capital distributions (including paying dividends), or paying management fees to a holding company if the institution would thereafter be undercapitalized.  Institutions that are adequately capitalized but not well-capitalized cannot accept, renew or roll over brokered CDs except with a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on such deposits.  Undercapitalized institutions may not accept, renew or roll over brokered CDs.

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

•            in the most severe cases, appointing a conservator or receiver for the institution

A banking institution that is undercapitalized is required to submit a capital restoration plan, and such a plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to a certain specified amount.  Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.

The federal banking agencies’ final regulatory capital rules, discussed above, also modified the above prompt corrective action requirements to add a common equity Tier 1 risk-based ratio requirement, and increase certain other capital requirements for the various prompt corrective action thresholds. For example, the requirements for the bank to be considered well-capitalized under the rules are a 5.0% Tier 1 leverage ratio, a 6.5% common equity Tier 1 risk-based ratio, an 8.0% Tier 1 risk-based capital ratio and a 10.0% total risk-based capital ratio. To be adequately capitalized, those ratios are 4.0%, 4.5%. 6.0% and 8.0%, respectively.  These changes take effect on January 1, 2015.

    Although our regulatory capital ratios exceeded the required established minimum capital ratios for a “well-capitalized” institution as of December 31, 2013, as well as the capital requirements in the FDIC Order, because of the FDIC Order, FirstBank cannot be regarded as “well-capitalized” as of December 31, 2013. A bank’s capital category, as determined by applying the prompt corrective action provisions of the law, however, may not constitute an accurate representation of the overall financial condition or prospects of a bank, such as the Bank, and should be considered in conjunction with other available information regarding financial condition and results of operations of the bank.

     Set forth below are the Corporation's and Firstbank's capital ratios as of December 31, 2013 based on Federal Reserve and FDIC guidelines, respectively, and the capital ratios required to be attained and maintained under the FDIC Order:

		Banking Subsidiary
	First BanCorp	FirstBank	Well-Capitalized Minimum	Consent Order Minimum

As of December 31, 2013
Total capital (Total capital to
risk-weighted assets)	17.06%	16.67%	10.00%	12.00%
Tier 1 capital ratio (Tier 1 capital
to risk-weighted assets)	15.78%	15.40%	6.00%	10.00%
Leverage ratio (1)	11.71%	11.44%	5.00%	8.00%
_______________
(1) Tier 1 capital to average assets.

   Deposit Insurance

The increase in deposit insurance coverage to up to $250,000 per customer, the FDIC’s expanded authority to increase insurance premiums, as well as the recent increase in the number of bank failures have resulted in an increase in deposit insurance assessments for all banks, including FirstBank.  The FDIC, absent extraordinary circumstances, was required by law to return the insurance reserve ratio to a 1.15 percent ratio no later than the end of 2013.  Citing extraordinary circumstances, the FDIC has extended the time within which the reserve ratio must be restored to 1.15 from five to eight years.

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

Federal Home Loan Bank System

FirstBank is a member of the Federal Home Loan Bank system. The FHLB system consists of twelve regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Agency. The Federal Home Loan Banks serve as reserve or credit facilities for member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system, and they make loans (advances) to members in accordance with policies and procedures established by the FHLB system and the board of directors of each regional FHLB.

FirstBank is a member of the FHLB of New York and as such is required to acquire and hold shares of capital stock in the FHLB in an amount calculated in accordance with the requirements set forth in applicable laws and regulations. FirstBank is in compliance with the stock ownership requirements of the FHLB. All loans, advances and other extensions of credit made by the FHLB to FirstBank are secured by a portion of FirstBank’s mortgage loan portfolio, certain other investments and the capital stock of the FHLB held by FirstBank.

Ownership and Control

Because of FirstBank’s status as an FDIC-insured bank, as defined in the Bank Holding Company Act, the Corporation, as the owner of FirstBank’s common stock, is subject to certain restrictions and disclosure obligations under various federal laws, including the Bank Holding Company Act and the Change in Bank Control Act (the “CBCA”). Regulations pursuant to the Bank Holding Company Act generally require prior Federal Reserve Board approval for an acquisition of control of an insured institution (as defined in the Act) or holding company thereof by any person (or persons acting in concert). Control is deemed to exist if, among other things, a person (or persons acting in concert) acquires more than 25% of any class of voting stock of an insured institution or holding company thereof. Under the CBCA, control is presumed to exist subject to rebuttal if a person (or persons acting in concert) acquires more than 10% of any class of voting stock and either (i) the corporation has registered securities under Section 12 of the Exchange Act, or (ii) no person will own, control or hold the power to vote a greater percentage of that class of voting securities immediately after the transaction. The concept of acting in concert is very broad and also is subject to certain rebuttable presumptions, including among others, that relatives, business partners, management officials, affiliates and others are presumed to be acting in concert with each other and their businesses. The regulations of the FDIC implementing the CBCA are generally similar to those described above.

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

Brokered Deposits

FDIC regulations adopted under the FDIA govern the receipt of brokered deposits by banks. Well-capitalized institutions are not subject to limitations on brokered deposits, while adequately-capitalized institutions are able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the interest paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. The FDIC Order requires FirstBank to obtain FDIC approval prior to issuing, increasing, renewing or rolling over brokered CDs and to develop a plan to reduce its reliance on brokered CDs. The FDIC has issued temporary approvals permitting FirstBank to renew and/or roll over certain amounts of brokered CDs maturing through March 31, 2014.  FirstBank will continue to request approvals for future periods in a manner consistent with its plan to reduce its reliance on brokered CDs.

Puerto Rico Banking Law

As a commercial bank organized under the laws of the Commonwealth of Puerto Rico, FirstBank is subject to supervision, examination and regulation by the Commonwealth of Puerto Rico Commissioner of Financial Institutions (“Commissioner”) pursuant to the Puerto Rico Banking Law of 1933, as amended (the “Banking Law”). The Banking Law contains various provisions relating to FirstBank and its affairs including its incorporation and organization, the rights and responsibilities of its directors, officers and stockholders and its corporate powers, lending limitations, capital requirements, and investment requirements. In addition, the Commissioner is given extensive rule-making power and administrative discretion under the Banking Law.

The Banking Law authorizes Puerto Rico commercial banks to conduct certain financial and related activities directly or through subsidiaries, including the leasing of personal property and the operation of a small loan business.

The Banking Law requires every bank to maintain a legal reserve, which shall not be less than twenty percent (20%) of its demand liabilities, except government deposits (federal, state and municipal) that are secured by actual collateral. The reserve is required to be composed of any of the following securities or a combination thereof: (1) legal tender of the United States; (2) checks on banks or trust companies located in any part of Puerto Rico that are to be presented for collection during the day following the day on which they are received; (3) money deposited in other banks provided said deposits are authorized by the Commissioner and subject to immediate collection; (4) federal funds sold to any Federal Reserve Bank and securities purchased under agreements to resell executed by the bank with such funds that are subject to be repaid to the bank on or before the close of the next business day; and (5) any other asset that the Commissioner identifies from time to time.

Section 17 of the Banking Law permits Puerto Rico commercial banks to make loans to any one person, firm, partnership or corporation in an aggregate amount up to fifteen percent (15%) of the sum of: (i) the bank’s paid-in capital; (ii) the bank’s reserve fund; (iii) 50% of the bank’s retained earnings, subject to certain limitations; and (iv) any other components that the Commissioner may determine from time to time. If such loans are secured by collateral worth at least twenty five percent (25%) more than the amount of the loan, the aggregate maximum amount may reach one third (33.33%) of the sum of the bank’s paid-in capital, reserve fund, 50% of retained earnings, subject to certain limitations, and such other components that the Commissioner may determine from time to time. There are no restrictions under the Banking Law on the amount of loans that are wholly secured by bonds, securities and other evidences of indebtedness of the Government of the United States, or of the Commonwealth of Puerto Rico, or by bonds, not in default, of municipalities or instrumentalities of the Commonwealth of Puerto Rico.

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

The Banking Law requires the prior approval of the Commissioner with respect to a transfer of capital stock of a bank that results in a change of control of the bank. Under the Banking Law, a change of control is presumed to occur if a person or a group of persons acting in concert, directly or indirectly, acquires more than 5% of the outstanding voting capital stock of the bank. The Commissioner has interpreted the restrictions of the Banking Law as applying to acquisitions of voting securities of entities controlling a bank, such as a bank holding company. Under the Banking Law, the determination of the Commissioner whether to approve a change of control filing is final and non-appealable.

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

In 2012, the Puerto Rico Government approved Act Number 273 (“Act 273”).  Act 273 replaces, prospectively, IBE Act 52 with the objective of improving the conditions for conducting international financial transactions in Puerto Rico.  An existing IBE, such as FirstBank IBE and FirstBank Overseas Corporation, can continue operating under Act 52, however, it can voluntarily convert to an International Financial Entity (“IFE”) under Act 273 so it may broaden its scope of Eligible IFE Activities, as defined below, and obtain a grant of tax exemption under Act 273.

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

Puerto Rico Income Taxes

Under the 2011 PR Code, as amended, the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file a consolidated tax return and, thus, the Corporation is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a NOL, a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable carryforward period.  In the case of losses incurred during tax years that commenced after December 31, 2004 and ended before January 1, 2013, the carryforward period is extended to 12 years.  The carryover period for a NOL incurred during taxable years commencing after December 31, 2012 is 10 years. The 2011 PR Code provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations. Dividend payments from a U.S. subsidiary to the Corporation are subject to a 10% withholding tax based on the provisions of the U.S. Internal Revenue Code.

Under the 2011 PR Code, as amended, First BanCorp. is subject to a maximum statutory tax rate of 39%. The 2011 PR Code also includes an alternative minimum tax of 30% that applies if the Corporation’s regular income tax liability is less than the alternative minimum tax requirements. Prior to the approval of Act 40, which amended the 2011 PR Code as explained below, First Bancorp.’s maximum statutory tax rate was 30% for the years that ended December 31, 2012 and 2011.

The Corporation has maintained an effective tax rate lower that the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through the IBE of the Bank and through the Bank’s subsidiary, FirstBank Overseas Corporation, whose interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation except for tax years that commenced after December 31, 2008 and before January 1, 2012, for which Act No.7 imposed a special 5% tax on all IBEs. The IBEs and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico. IBEs that operate as a unit of a bank pay income taxes at normal rates to the extent that IBEs’ net income exceeds 20% of the bank’s total net taxable income.

 On June 30, 2013, the Puerto Rico Government approved Act 40, which amended the 2011 PR Code, as discussed under “Significant Events Since the Beginning of 2013- Changes to the Puerto Rico Internal Renevue Code”, and Act No. 46 (“Act 46”) which brings changes to the sales and use tax regime.

Significant changes to the sales and use tax regime include adjustments to the business to business exclusion.  The business to business exclusion applicable to services rendered from one registered business to another registered business remains in effect, except for certain services that will be taxable including, among others, service charges imposed by financial institutions on other businesses (commercial clients), collection services, repairs and maintenance services of real and personal property, and computer programming including modifications to previously designed systems.  The sales and use tax provisions were effective beginning on July 1, 2013.

In addition, on October 14, 2013, Act No. 117 (“Act 117”) implemented technical amendments to various income tax laws, including the 2011 PR Code.  The main provisions of Act 117 that impacted financial institutions are the exemption from the imposition of the national gross receipts tax on foreign source income and the temporary requirement of an estimated tax payment in mid-October.  On November 26, 2013, Act No.36 was enacted, to among other things, require the payment of estimated taxes related to personal property tax returns. The amendments of Act No. 36 will be effective during the year 2014.

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

Insurance Operations Regulation

FirstBank Insurance Agency is registered as an insurance agency with the Insurance Commissioner of Puerto Rico and is subject to regulations issued by the Insurance Commissioner relating to, among other things, licensing of employees, sales, solicitation and advertising practices, and by the Federal Reserve as to certain consumer protection provisions mandated by the GLB Act and its implementing regulations.

Mortgage Banking Operations

FirstBank is subject to the rules and regulations of the FHA, VA, FNMA, FHLMC, GNMA, and the U.S Department of Housing and Urban Development (“HUD”) with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines that include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and with respect to VA loans, fix maximum interest rates. Moreover, lenders such as FirstBank are required annually to submit to FHA, VA, FNMA, FHLMC, GNMA and HUD audited financial statements, and each regulatory entity has its own financial requirements. FirstBank’s affairs are also subject to supervision and examination by FHA, VA, FNMA, FHLMC, GNMA and HUD at all times to assure compliance with applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others requirements, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder that, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. FirstBank is licensed by the Commissioner under the Puerto Rico Mortgage Banking Law, and, as such, is subject to regulation by the Commissioner, with respect to, among other things, licensing requirements and establishment of maximum origination fees on certain types of mortgage loan products.

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

On June 4, 2010, we announced that FirstBank agreed to the FDIC Order issued by the FDIC and OCIF, and we entered into the Written Agreement with the Federal Reserve. These Regulatory Agreements stemmed from the FDIC’s examination as of the period ended June 30, 2009 conducted during the second half of 2009. Although our regulatory capital ratios exceeded the required established minimum capital ratios for a “well-capitalized” institution as of December 31, 2013 and complied with the capital ratios required by the FDIC Order, FirstBank cannot be regarded as “well-capitalized” as of December 31, 2013 because of the FDIC Order.

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

The Written Agreement, which is designed to enhance our ability to act as a source of strength to FirstBank, requires that we obtain prior Federal Reserve approval before declaring or paying dividends, receiving dividends from FirstBank, making payments on subordinated debt or trust-preferred securities, incurring, increasing or guaranteeing debt (whether such debt is incurred, increased or guaranteed, directly or indirectly, by us or any of our non-banking subsidiaries) or purchasing or redeeming any capital stock. The Written Agreement also required us to submit to the Federal Reserve a capital plan and requires that we submit progress reports, comply with certain notice provisions prior to appointing new directors or senior executive officers and comply with certain payment restrictions on severance payments and indemnification restrictions.

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

Even though, our level of non-performing loans decreased 43% during 2013, as compared to December 31, 2012, and our third and fourth quarters of 2013 were profitable, we have $550.4 million in non-performing loans, which represents approximately 5% of our $9.7 billion loan portfolio. We may not continue to be profitable given this high level of non-performing loans.

Certain funding sources may not be available to us and our funding sources may prove insufficient and/or costly to replace.

FirstBank relies primarily on customer deposits, the issuance of brokered CDs, and advances from the Federal Home Loan Bank, to maintain its lending activities and to replace certain maturing liabilities. As of December 31, 2013, we had $3.48 billion in brokered deposits (including CDs and money market accounts) outstanding, representing approximately 35% of our total deposits, and a reduction of $253.4 million from the year ended December 31, 2012. Approximately $1.7 billion in brokered CDs mature over the next twelve months, and the average term to maturity of the retail brokered CDs outstanding as of December 31, 2013 was approximately 1.2 years. None of these CDs are callable at the Corporation’s option.

Although FirstBank has historically been able to replace maturing deposits and advances, we may not be able to replace these funds in the future if our financial condition or general market conditions were to change or the FDIC did not approve our request to issue brokered deposits, as required by the FDIC Order. The FDIC Order requires FirstBank to obtain FDIC approval prior to issuing, increasing, renewing or rolling over brokered deposits and to maintain the plan to reduce its reliance on brokered deposits. Although the FDIC has issued temporary approvals permitting FirstBank to renew and/or roll over certain amounts of brokered CDs maturing in the past and we have received approval from the FDIC to issue brokered deposits through March 31, 2014, the FDIC may not continue to issue such approvals, even if the requests are consistent with our plans to reduce reliance on brokered deposits, and, even if issued, such approvals may not be for amounts of brokered deposits sufficient for FirstBank to meet its funding needs. The use of brokered deposits has been particularly important for the funding of our operations. If we are unable to issue brokered deposits, or are unable to maintain access to our other funding sources, our results of operations and liquidity would be adversely affected.

Alternate sources of funding may carry higher costs than sources currently utilized. If we are required to rely more heavily on more expensive funding sources, profitability would be adversely affected. We may seek debt financing in the future to achieve our long-term business objectives. Any future debt financing requires the prior approval of the Federal Reserve, and the Federal Reserve may not approve such financing. Additional borrowings, if sought, may not be available to us, or if available, may not be on acceptable terms. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, our credit ratings and our credit capacity. In addition, the Bank may seek to sell loans as an additional source of liquidity. If additional financing sources are unavailable or are not available on acceptable terms, our profitability and future prospects could be adversely affected.

We depend on cash dividends from FirstBank to meet our cash obligations.

As a holding company, dividends from FirstBank have provided a substantial portion of our cash flow used to service the interest payments on our trust-preferred securities and other obligations. As outlined in the Written Agreement, we cannot receive any cash dividends from FirstBank without the prior written approval of the Federal Reserve. In addition, FirstBank is limited by law in its ability to make dividend payments and other distributions to us based on its earnings and capital position.  Our inability to receive approval from the Federal Reserve to receive dividends from FirstBank, or FirstBank’s failure to generate sufficient cash flow to make dividend payments to us, may adversely affect our ability to meet all projected cash needs in the ordinary course of business and may have a detrimental impact on our financial condition.

The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to legal surplus until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus account from the retained earnings account are not available for distribution to the Corporation without the prior consent of the OCIF. FirstBank’s net loss experienced in 2013 exhausted FirstBank’s statutory reserve fund. FirstBank cannot pay dividends to the Corporation until it can replenish the reserve fund to an amount of at least 20% of the original capital contributed.

If we do not obtain Federal Reserve approval to pay interest, principal or other sums on subordinated debentures or trust-preferred securities, a default under certain obligations may occur.

The Written Agreement provides that we cannot declare or pay any dividends or make any distributions of interest, principal or other sums on subordinated debentures or trust-preferred securities without prior written approval of the Federal Reserve. With respect to our $232 million of outstanding subordinated debentures, we elected to defer the interest payments that were due in March 2012, June 2012, September 2012, December 2012, March 2013, June 2013, September 2013, December 2013 and March 2014.

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

We have a construction loan portfolio held for investment, in the amount of $168.7 million as of December 31, 2013, mostly secured by commercial and residential real estate properties. Due to their nature, these loans entail a higher credit risk than consumer and residential mortgage loans, since they are larger in size, concentrate more risk in a single borrower and are generally more sensitive to economic downturns. Although we previously ceased new originations of construction loans, decreasing collateral values, difficult economic conditions and numerous other factors continue to create volatility in the housing markets and have increased the possibility that additional losses may have to be recognized with respect to our current non-performing assets. Furthermore, given the slowdown in the real estate market, the properties securing these loans may be difficult to dispose of if they are foreclosed. Although we have taken a number of steps to reduce our credit exposure, as of December 31, 2013, we still had $58.9 million in nonperforming construction loans held for investment. We may continue to incur credit losses over the near term, either because of continued deterioration of the quality of the loans or because of sales of such loans, which would likely accelerate the recognition of losses. Any such losses would adversely impact our overall financial performance and results of operations.

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

Any such increases in our provision for loan losses or any loan losses in excess of our provision for loan losses would have an adverse effect on our future financial condition and results of operations. Given the difficulties facing some of our largest borrowers, these borrowers may fail to continue to repay their loans on a timely basis or we may not be able to assess accurately any risk of loss from the loans to these borrowers. Also, additional economic weakness, effect of the recent downgrade of Puerto Rico’s general obligation debt to non-investment grade, among others, could require increase reserves.

Changes in collateral values of properties located in stagnant or distressed economies may require increased reserves.

Further deterioration of the value of real estate collateral securing our construction, commercial and residential mortgage loan portfolios would result in increased credit losses.  As of December 31, 2013, approximately 2.23%, 18.85% and 26.46% of our loan portfolio consisted of construction, commercial mortgage and residential real estate loans, respectively.

A substantial part of our loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is located in Puerto Rico, the USVI, the BVI, or the U.S. mainland, the performance of our loan portfolio and the collateral value backing the transactions are dependent upon the performance of and conditions within each specific real estate market.  Puerto Rico has been in an economic recession since 2006. Sustained weak economic conditions that have affected Puerto Rico and the United States over the last several years have resulted in declines in collateral values.

Construction and commercial loans, mostly secured by commercial and residential real estate properties, entail a higher credit risk than consumer and residential mortgage loans, since they are larger in size, may have less collateral coverage, concentrate more risk in a single borrower and are generally more sensitive to economic downturns. As of December 31, 2013, commercial mortgage and construction real estate loans amounted to $2.0 billion or 21.1% of the total loan portfolio.

We measure the impairment of a loan based on the fair value of the collateral, if collateral dependent, which is generally obtained from appraisals. Updated appraisals are obtained when we determine that loans are impaired and are updated annually thereafter. In addition, appraisals are also obtained for certain residential mortgage loans on a spot basis based on specific characteristics such as delinquency levels, age of the appraisal and loan-to-value ratios. The appraised value of the collateral may decrease or we may not be able to recover collateral at its appraised value. A significant decline in collateral valuations for collateral dependent loans may require increases in our specific provision for loan losses and an increase in the general valuation allowance. Any such increase would have an adverse effect on our future financial condition and results of operations.   During the year ended December 31, 2013, net charge-offs specifically related to values of properties collateralizing construction, commercial mortgage and residential mortgage loans portfolios totaled $41.2 million, $62.6 million and $128.0 million, respectively, including charge-offs related to the bulk sales of assets described above.

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

Fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise, which may require recognition of a loss (e.g., the identification of an other-than-temporary impairment on our available-for-sale investment portfolio), thereby adversely affecting our results of operations. Market-related reductions in value also influence our ability to finance these securities. Furthermore, increases in interest rates may result in an extension of the expected average life of certain fixed-income securities, such as fixed-rate passthrough mortgage-backed securities. Such an extension could exacerbate the drop in market value related to shifts in interest rates.

Increases in interest rates may reduce demand for mortgage and other loans.

Higher interest rates increase the cost of mortgage and other loans to consumers and businesses and may reduce demand for such loans, which may negatively impact our profits by reducing the amount of loan interest income.

Accelerated prepayments may adversely affect net interest income.

In general, fixed-income portfolio yields could decrease as the re-investment of pre-payment amounts would most certainly be at lower rates.  Net interest income could be affected by prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on these securities, as the amortization of premiums paid upon the acquisition of these securities would accelerate. Conversely, acceleration in the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the accretion of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by our investment in callable securities because decreases in interest rates might prompt the early redemption of such securities.

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

For the years ended December 31, 2011, 2012, and 2013, we recognized a total of $2.0 million, $2.0 million, and $0.2 million, respectively, in other-than-temporary impairments.  To the extent that any portion of the unrealized losses in our investment securities portfolio of $71.0 million as of December 31, 2013 is determined to be other-than-temporary and, in the case of debt securities, the loss is related to credit factors, we would recognize a charge to earnings in the quarter during which such determination is made and capital ratios could be adversely affected. Even if we do not determine that the unrealized losses associated with this portfolio require an impairment charge, increases in these unrealized losses adversely affect our tangible common equity ratio, which may adversely affect credit rating agency and investor sentiment towards us. Any negative perception also may adversely affect our ability to access the capital markets or might increase our cost of capital. Valuation and other-than-temporary impairment determinations will continue to be affected by external market factors including default rates, severity rates and macro-economic factors.

Downgrades in our credit ratings could further increase the cost of borrowing funds.

The Corporation’s ability to access new non-deposit sources of funding could be adversely affected by downgrades in our credit ratings. The Corporation’s liquidity is to a certain extent contingent upon its ability to obtain external sources of funding to finance its operations. The Corporation’s current credit ratings and any downgrades in such credit ratings can hinder the Corporation’s access to external funding and/or cause external funding to be more expensive, which could in turn adversely affect results of operations. Also, changes in credit ratings may further affect the fair value of certain unsecured derivatives that consider the Corporation’s own credit risk as part of the valuation. Following the downgrade of the general obligation rating of the Commonwealth of Puerto Rico, as discussed below, Moody’s placed on review for downgrade certain ratings of three Puerto Rican banks, including the long-term ratings of FirstBank.

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

•         the accuracy of information in the loan documents and loan file; and

•         the characteristics and enforceability of the loan

A loan that does not comply with these representations and warranties may take longer to sell, may impact our ability to obtain third party financing for the loan, and may not be saleable or may be saleable only at a significant discount. If such a loan is sold before we detect non-compliance, we may be obligated to repurchase the loan and bear any associated loss directly, or we may be obligated to indemnify the purchaser against any loss, either of which could reduce our cash available for operations and liquidity. Management believes that it has established controls to ensure that loans are originated in accordance with the secondary market’s requirements, but mistakes may be made, or certain employees may deliberately violate our lending policies. We seek to minimize repurchases and losses from defective loans by correcting flaws, if possible, and selling or re-selling such loans. Until now, losses incurred for repurchases of loans have been insignificant

Our controls and procedures may fail or be circumvented, our risk management policies and procedures may be inadequate and operational risk could adversely affect our consolidated results of operations.

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

A significant portion of our operations is located in a region susceptible to hurricanes. Such weather events can cause disruption to our operations and could have a material adverse effect on our overall results of operations. We maintain hurricane insurance, including coverage for lost profits and extra expense; however, there is no insurance against the disruption to the markets that we serve that a catastrophic hurricane could produce. Further, a hurricane in any of our market areas could adversely impact the ability of borrowers to timely repay their loans and may adversely impact the value of any collateral held by us. The severity and impact of future hurricanes and other weather-related events are difficult to predict and may be exacerbated by global climate change. The effects of future hurricanes and other weather-related events could have an adverse effect on our business, financial condition or results of operations.

Competition for our employees is intense, and we may not be able to attract and retain the highly skilled people we need to support our business.

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities in which we engage can be intense, and we may not be able to hire people or retain them, particularly in light of uncertainty concerning compensation restrictions applicable to banks but not applicable to other financial services firms. The unexpected loss of services of one or more of our key personnel could adversely affect our business because of the loss of their skills, knowledge of our markets and years of industry experience and, in some cases, because of the difficulty of promptly finding qualified replacement employees. Similarly, the loss of key employees, either individually or as a group, could result in a loss of customer confidence in our ability to execute banking transactions on their behalf.

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

The Corporation has investments in entities that it does not control, including a 35% subordinated ownership interest in CPG/GS PR NPL, LLC (“CPG/GS”), organized under the laws of the Commonwealth of Puerto Rico, which is majority owned by PRLP Ventures LLC (“PRLP”), a company created by Goldman Sachs and Co. and Caribbean Property Group. CPG/GS is seeking to maximize the recovery of its investment in loans that it acquired from FirstBank. The Corporation’s 35% interest in CPG/GS is subordinated to the interest of the majority investor in CPG/GS, which is entitled to recover its investment and receive a priority 12% return on its invested capital. The Corporation’s equity interest with a carrying value of $7.3 million is also subordinated to the aggregate amount of its loans to CPG/GS in the amount of $69.4 million as of December 31, 2013. Therefore, the Corporation will not receive any return on its investment until PRLP receives an aggregate amount equivalent to its initial investment and a priority return of at least 12%, resulting in FirstBank’s interest in CPG/GS being subordinated to PRLP’s interest.

The Corporation’s interests in CPG/GS and other entities that it does not control preclude it from exercising control over the business strategy or other operational aspects of these entities. The Corporation’s investment in this unconsolidated entity was considered significant under Rule 3-09 of Regulation S-X for the year ended December 31, 2012, requiring the filing of full financial statements of the investee for the years ended December 31, 2013, 2012 and 2011. The Corporation cannot provide assurance that the equity investee that it does not control will operate in a manner that will increase the value of the Corporation’s investments, that the Corporation’s proportionate share of income or losses from these entities will continue at the current level in the future or that the Corporation will not incur losses from the holding of such investments.  Additional write-downs to the carrying amount of the Corporation’s equity interest could adversely impact the Corporation’s results of operations.

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

The goodwill impairment evaluation process requires us to make estimates and assumptions with regards to the fair value of our reporting units. Actual values may differ significantly from these estimates. Such differences could result in future impairment of goodwill that would, in turn, negatively impact our results of operations and the reporting unit where the goodwill is recorded. We conducted our 2013 evaluation of goodwill during the fourth quarter of 2013.

The Step 1 evaluation of goodwill allocated to the Florida reporting unit under both valuation approaches (market and discounted cash flow analysis) indicated that the fair value of the unit was above the carrying amount of its equity book value as of the valuation date (October 1), which meant that Step 2 was not undertaken. Goodwill with a carrying value of $28.1 million was not impaired as of December 31, 2013 or 2012, nor was any goodwill written off due to impairment during 2013, 2012, and 2011. If we are required to record a charge to earnings in our consolidated financial statements because an impairment of the goodwill or amortizable intangible assets is determined, our results of operations could be adversely affected.

The imposition of additional taxes in Puerto Rico may further deteriorate the economy, impact our profitability and adversely impact the credit quality of the Corporation’s loan portfolios.

On June 30, 2013, the Government of Puerto Rico signed into law Act 40, as one of the laws enacted to balance the budget for the general fund of the Government of Puerto Rico for fiscal year 2013-2014. Act 40 provides significant amendments to the 2011 PR Code, and affects mainly persons doing business in Puerto Rico.  The main provisions of Act 40 that impact financial institutions include:

(i)       A new national gross receipts tax that in the case of financial institutions is 1% of gross income that is not deductible for purposes of computing net taxable income and is not part of the AMT.  This provision was retroactive to January 1, 2013.  An expense of $5.9 million was recorded during the year 2013 related to the national gross receipts tax.  This expense is included as part of “Taxes, other than income taxes” in the consolidated statement of (loss) income.  Subject to certain limitations, a financial institution will be able to claim a credit of 0.5% of its gross income against its regular income tax or the alternative minimum tax. A $3.0 million benefit related to this credit was recorded as a reduction to the provision for income taxes in 2013.

(ii)     A decrease in the deduction available to corporations for the computation of the additional surtax from $750,000 to $25,000 and a change in the surtax rate to rates that range from 5% to 19%, resulting in an increase in the maximum statutory tax rate from 30% to 39%.  This provision was also retroactive to January 1, 2013. The effect on operating results in 2013 related to these changes was a net benefit of approximately $1.3 million, mainly due to the increase in the deferred tax asset of profitable subsidiaries.   The deferred tax valuation allowance increased to $522.7 million as of December 31, 2013 from $359.9 million at December 31, 2012 as a result of changes in tax rates and operating results for the year.

(iii)    A higher AMT rate (30% of the alternative minimum net income, as compared to 20% previously) and various parallel computations required to be made before determining whether an AMT liability exists.  This change did not have an impact on the Corporation’s provision for income taxes recorded in 2013.

(iv)   The NOL carryover period increased from 10 years to 12 years for losses incurred in taxable years that commenced after December 31, 2004 and ended before January 1, 2013.  The carryover period for NOLs incurred during taxable years commencing after December 31, 2012 is 10 years. The NOL deduction is now limited to 90% of taxable income for regular income tax purposes and 80% for AMT purposes.

Significant changes to the sales and use tax regime include adjustments to the business to business exclusion.  The business to business exclusion applicable to services rendered from one registered business to another registered business remains in effect, except for certain services that will be taxable including, among others, service charges imposed by financial institutions on other businesses (commercial clients), collection services, repairs and maintenance services related to real and personal property, and computer programming including modifications to previously designed systems.  The sales and use tax provisions were effective beginning on July 1, 2013.

In addition, on October 14, 2013, Act No.117 (“Act 117”) implemented technical amendments to various income tax laws, including the 2011 PR Code.  The main provisions of Act 117 that impacted financial institutions are the exemption from the imposition of the national gross receipts tax on foreign source income and the temporary requirement of an estimated tax payment in mid-October.  On November 26, 2013, Act No.36 was enacted, to among other things, require the payment of estimated taxes related to personal property tax returns.  These amendments of Act No. 36 will be effective during the year 2014.

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

     As of December 31, 2013, the Corporation had a gross deferred tax asset of $539.2 million, including $371.7 million associated with net operating losses (“NOLs”). Under Puerto Rico law, the Corporation and its subsidiaries, including FirstBank, which incurred most of the NOLs, are treated as separate taxable entities and are not entitled to file consolidated tax returns.  To obtain the full benefit of the applicable deferred tax asset attributable to NOLs, FirstBank must have sufficient taxable income within the applicable carry forward period (7 years for taxable years beginning before January 1, 2005, 12 years for taxable years beginning after December 31, 2004 and before December 31, 2012, and 10 years for taxable years beginning after December 31, 2012). The Bank incurred all of the NOL’s on or after 2009. Accounting for income taxes requires that companies assess whether a valuation allowance should be recorded against their deferred tax asset based on an assessment of the amount of the deferred tax asset that is ”more likely than not” to be realized. In assessing the weight of positive and negative evidence, a significant negative factor that resulted in the recognition and maintenance of a significant valuation allowance against the deferred tax asset was that FirstBank was in a three-year cumulative loss position as of December 31, 2013.  As of December 31, 2013, the Corporation recorded a valuation allowance of $522.7 million. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that the Corporation will not be able to reverse portions or the full valuation allowance in the future or that the Corporation will need to continue increasing the valuation allowance related to deferred tax assets created in connection with the operations of FirstBank.

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

Fluctuations in federal, state, local and foreign taxes or a change to uncertain tax positions, including related interest and penalties, may impact the Corporation’s effective tax rate. When particular tax matters arise, a number of years may elapse before such matters are audited and finally resolved. In addition, tax positions may be challenged by the U.S. Internal Revenue Service (“IRS”) and the tax authorities in the jurisdictions in which we operate and we may estimate and provide for potential liabilities that may arise out of tax audits to the extent that uncertain tax positions fail to meet the recognition standard under applicable GAAP. Unfavorable resolution of any tax matter could increase the effective tax rate and could result in a material increase in our tax expense. Resolution of a tax issue may require the use of cash in the year of resolution. The years 2007 through 2009 have been examined by the IRS and disputed issues have been taken to administrative appeals. Although the timing of the resolution and/or closure of audits is highly uncertain, based on the latest developments, the Corporation believes it is reasonably possible that the IRS will conclude the audit of years 2007 through 2009 within the next twelve months. If any issues addressed in this audit are resolved in a manner not consistent with the Corporation’s expectations, the Corporation could be required to adjust its provision for income taxes in the period in which such resolution occurs. The Corporation currently cannot reasonably estimate a range of possible changes to existing reserves.

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

A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico, which has been in a multi-year prolonged recession. Based on the first six months of fiscal year 2013-2014, the main economic indicators suggest that the Puerto Rico economy remains weak. The Commonwealth’s gross national product has contracted (in real terms) every year except one since fiscal year 2007. For the fiscal year ended June 30, 2014, the Puerto Rico Planning Board projects a decline of 0.8% in real gross national product. This contraction may have had an adverse effect on employment and could have an adverse effect on Commonwealth tax revenues and, consequently, on the Commonwealth’s ability to achieve a balanced budget.

The Government has implemented a multi-year budget plan for reducing the deficit, as its access to the municipal bond market and its credit ratings depend, in part, on achieving a balanced budget. Some of the measures implemented by the government include increasing corporate taxes and reforming the employee retirement systems of the Commonwealth. Since the government is an important source of employment in Puerto Rico, these measures had a temporary adverse effect on the island’s already weak economy.  Despite the adverse effects, the government continues evaluating alternatives to decrease the general fund fiscal budget deficit.  The fiscal year 2014 approved budget was configured with an $820 million deficit, expected to be covered with $575 million in general obligation debt service refinancing and $245 million in new deficit financing from the Government Development Bank of Puerto Rico (GDB). On February 3, 2014, the government announced that it would reduce the fiscal year 2014 deficit to $650 million by proposing legislation to reduce fiscal year 2014 appropriations by $170 million. In addition, the Governor announced his commitment to recommend to the legislature the approval of a balanced budget for fiscal year 2015. On February 5, 2014, legislation was submitted to the Legislative Assembly to reduce fiscal year 2014 appropriations by $170 million.

During the first six months of fiscal year 2014, total employment fell by 2.0% as compared to the same period for the prior fiscal year, and the unemployment rate averaged 14.8% compared to 14.2% for the same period of the prior fiscal year. According to the Establishment Survey, total payroll non-farm employment decreased by 4.3% during the first six months of fiscal year 2014. This reduction is partially attributable to attrition and to the changes to the Employees Retirement System, as more than 46% of the total employment reductions experienced during this period corresponded to decreases in state and local government employment.

The economy of Puerto Rico is very sensitive to the price of oil in the global market since it does not have a significant mass transit system available to the public and most of its electricity is powered by oil, making it highly sensitive to fluctuations in oil prices. A substantial increase in the price of oil could impact the economy adversely by reducing disposable income and increasing the operating costs of most businesses and government. Consumer spending is particularly sensitive to wide fluctuations in oil prices. Several bills have been filed at the Legislative Assembly that address energy costs in Puerto Rico. One bill supported by the Governor proposes to restructure the Telecommunications Regulatory Board into the Energy and Telecommunications Commission, which will be responsible for all energy and telecommunications regulatory matters. This new entity would also be responsible for all tariff-related issues. Another bill supported by the President of the Senate proposes to create a regulatory agency that will approve or reject energy rates for all energy producers in Puerto Rico and would be responsible for opening up Puerto Rico’s energy market to competition. Both proposals aim to substantially reduce Puerto Rico’s energy costs.

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

On February 4, 2014, Standard & Poor’s Ratings Services (“S&P”) lowered its rating on the general obligation bonds of the Commonwealth from “BBB-” to “BB+,” which is a non-investment grade rating. S&P also lowered its rating on the GDB bonds to “BB,” one notch below the Commonwealth’s general obligation rating, and lowered its rating on the bonds of several other Commonwealth issuers. S&P maintained its “AA-” and “A+” ratings on the senior and subordinate bonds of the Puerto Rico Sales Tax Financing Authority (“COFINA”).

On February 7, 2014, Moody’s Investors Service (“Moody’s”) lowered its rating on the general obligation bonds of the Commonwealth two notches, from “Baa3” to “Ba2”, which is a non-investment grade rating. Moody’s also lowered its rating on the bonds of several other Commonwealth issuers to “Ba2,” including GDB. On February 10, 2014, Fitch Ratings (“Fitch”) lowered its rating on the general obligation bonds of the Commonwealth by two notches from “BBB-” to “BB”, which is a non-investment grade rating. Fitch also lowered its ratings on the bonds of several other government agencies. Fitch maintained its “AA-” and“A+” ratings on COFINA’s senior and subordinate bonds. It is uncertain how the financial markets may react to any potential further ratings downgrade of Puerto Rico’s debt obligation. However, further deterioration in the fiscal situation, could adversely affect the value of our loans to government and our portfolio of Puerto Rico government and agencies securities.

As of December 31, 2013, the Corporation had $454.6 million of credit facilities granted to the Puerto Rico Government, its municipalities and public corporations, of which $397.8 million was outstanding, compared to $158.4 million as of December 31, 2012.  Approximately $200.5 million of the outstanding credit facilities consists of loans to municipalities in Puerto Rico. Municipal debt exposure is secured by ad valorem taxation without limitation as to rate or amount on all taxable property within the boundaries of each municipality. The good faith, credit, and unlimited taxing power of each applicable municipality have been pledged to the repayment of all outstanding bonds and notes. Approximately $84.6 million consists of loans to public corporations that receive revenues from the rates they charge for services or products, such as electric power services, including credit extended to the Puerto Rico Electric Power Authority for fuel purchases that have priority over senior bonds and other debt. Main public corporations have varying degrees of independence from the central government and many receive appropriations or other payments from the Puerto Rico’s government general fund. Approximately $112.7 million consists of loans to the central government or units of the central government. Debt issued by the central government can either carry the full faith, credit, and taxing power of the Commonwealth of Puerto Rico or represent an obligation, that is subject to annual budget appropriations. The Commonwealth of Puerto Rico has never defaulted on its debt. Furthermore, the Corporation had $205.1 million outstanding as of December 31, 2013 in financing to the hotel industry in Puerto Rico guaranteed by the Puerto Rico Tourism Development Fund (“TDF”). The TDF is a subsidiary of the GDB that works with private-sector financial institutions to structure financings for new hospitality projects. The TDF has a perfect track record of supporting its guarantees.

In addition, the Corporation held approximately $71.0 million of obligation of the Puerto Rico government and agencies, mainly bonds of the GDB and the Puerto Rico Building Authority, as part of its available-for-sale investment securities portfolio,  which were reflected at their aggregate fair value of  $51.3 million as of December 31, 2013.  In mid-August 2013, the 30-year general obligation bonds of the Puerto Rico government, which are widely held by mutual funds, carried a yield of about 7.1%, which increased during the latter part of the third quarter of 2013, surpassing 10% at one point in September amid a general run-up in interest rates and significant selling by investors after Detroit filed for the largest municipal bankruptcy in United States history. The debt carried a yield of approximately 9.23% as of December 31, 2013. Based on S&P definition of a BB credit rating, the debt rating suggest that S&P views the Puerto Rico Government’s obligation as less vulnerable to nonpayment in the near term than other speculative issues. However, it faces major ongoing uncertainties or exposure to adverse business, financial or economic conditions; thus, the ultimate, impact of the government and agencies bond obligations downgrades on the overall economy is unpredictable and may not be immediately apparent.

The decrease in value during 2013 of the Puerto Rico government and agencies bonds held by the Corporation was mainly the result of the decreases on prices in the municipal bonds market caused by the Detroit default and subsequent significant sales of municipal bonds. The price declines also showed a correlation to benchmark interest rate movements. The Corporation believes that the declines in value resulted from the above factors and not a change in expected cash flows. The issuers of Puerto Rico government and agencies bonds held by the Corporation have not defaulted, and the contractual payments on these securities have been made as scheduled.

As of December 31, 2013, the Corporation had $546.5 million of public sector deposits in Puerto Rico ($285.6 million in transactional accounts and $260.8 million in time deposits). Approximately 21% came from municipalities and 79% came from public corporations and the central government.

  In 2014, Act 24-2014 was approved by the Puerto Rico Legislature, seeking to further strengthen the liquidity of the GDB and the GDB’s oversight over public funds. Among other measures, Act 24-2014 grants the GDB the ability to exercise additional oversight of certain public funds deposited at private financial institutions and grants the GDB the legal authority, subject to an entity’s ability to request waivers under certain specified circumstances, to require such public funds (other than funds of the Legislative Branch, the Judicial Branch, the University of Puerto Rico, governmental pension plans, municipalities and certain other independent agencies) to be deposited at the GDB, which is expected to result in a more efficient management of public resources in an effort to maximize liquidity and efficient use of public resources. The GDB has identified approximately $450 million in public funds deposited in private financial institutions in Puerto Rico that the GDB’s management currently expects to capture in the first half of calendar year 2014. The Corporation believes that $250 million in public deposits held by the Corporation are at high risk of migration. Current and future liquidity levels have been planned considering that risk. As such, no material adverse effects are expected as a result of the potential reduction in public funds. The Corporation will continue to focus on transactional accounts and capture deposits from entities excluded from Act 24-2014.

The failure of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by future failures of financial institutions and the actions and commercial soundness of other financial institutions. Financial institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to different industries and counterparties and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, investment companies and other institutional clients. In certain of these transactions, we are required to post collateral to secure the obligations to the counterparties. In the event of a bankruptcy or insolvency proceeding involving one of such counterparties, we may experience delays in recovering the assets posted as collateral, or we may incur a loss to the extent that the counterparty was holding collateral in excess of the obligation to such counterparty.

In addition, many of these transactions expose us to credit risk in the event of a default by our counterparty or client. In addition, the credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. In addition to loans extended to government entities, the largest loan to one borrower as of December 31, 2013 in the amount of $240.1 million is with one financial institution in Puerto Rico, Doral Financial Corporation. Any losses resulting from our routine funding transactions may materially and adversely affect our financial condition and results of operations.

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

On July 2, 2013, the federal banking agencies adopted final rules for U.S. banks that revise in important respects the minimum regulatory capital requirements, the components of regulatory capital, and the risk-based capital treatment of bank assets and off-

balance sheet exposures.  The final rules, which come into effect for the Corporation and FirstBank beginning January 1, 2015, generally are intended to align U.S. regulatory capital requirements with international regulatory capital standards adopted by the Basel Committee on Banking Supervision, in particular the most recent international capital accord adopted in 2010 (and revised in 2011) known as “Basel III.”  The new rules will increase the quantity and quality of required capital by, among other things, establishing a new minimum common equity Tier 1 ratio of 4.5% of risk-weighted assets and an additional common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets.  In addition, banks and bank holding companies are required to have a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%.  The final rules also revise the definition of capital by expanding the conditions for the inclusion of equity capital instruments and minority interests as Tier 1 capital, and will impose limitations on capital distributions and certain discretionary bonus payments if additional specified amounts, or “buffers,” of common equity Tier 1 capital are not met.

Consistent with Basel III and the Collins Amendment, the final rules also establish a more conservative standard for including an instrument such as trust-preferred securities as Tier 1 capital for bank holding companies with total consolidated assets of $15 billion or more as of December 31, 2009, setting out a phase-out schedule.  Bank holding companies such as the Corporation must fully phase out these instruments from Tier I capital by January 1, 2016, although qualifying trust preferred securities may be included as Tier 2 capital until the instruments are redeemed or mature. As of December 31, 2013, the Corporation had $225 million in trust preferred securities that are subject to the phase-out from Tier 1 capital under the final regulatory capital rules discussed above.

In addition, the final rules revise and harmonize the bank regulators’ rules for calculating risk-weighted assets to enhance risk sensitivity and address weaknesses that have been identified recently, by applying a variation of the Basel III “standardized approach” for the risk-weighting of bank assets and off-balance sheet exposures to all U.S. banking organizations other than large, internationally active banks.

The final capital rules will become effective for the Corporation and our subsidiary bank on a multi-year transitional basis starting on January 1, 2015, and in general will be fully effective as of January 1, 2019.  While we cannot calculate the precise impact of the final capital rules on our business and financial condition at this time, we believe that First BanCorp. and FirstBank will be able to meet well-capitalized capital ratios upon implementation of the requirements. Although we expect to continue to exceed the minimum requirements for well capitalized status following the implementation of Basel III, there can be no assurance that we will remain well capitalized.

The U.S banking regulators are also expected to adopt regulatory liquidity requirements, including a liquidity coverage ratio (LCR) and a net stable funding ratio (NSFR), which are intended to ensure that firms hold sufficient liquid assets over different time horizons to fun operations if other funding sources are unavailable. On January 6, 2013, the Basel Committee announced that its liquidity requirements would be phased-in annually beginning in 2015, when the minimum liquidity ratio requirement would be set at 60% of required liquidity, then increasing an additional 10% annually until fully implemented on January 1, 2019. Additionally, although the timing is uncertain, the U.S. banking regulators are expected to propose and enact rules regarding the NSFR.

 Additional regulatory proposals and legislation, if finally adopted, would change banking laws and our operating environment and that of our subsidiaries in substantial and unpredictable ways.  The ultimate effect that such legislation, if enacted, or regulations would have upon our financial condition or results of operations may be adverse.

Rulemaking changes implemented by the CFPB will result in higher regulatory and compliance costs related to originating and servicing residential mortgage loans and may adversely affect our results of operations.

The Dodd-Frank Act significantly changed the regulation of single-family residential mortgage lending in the United States. Among other things, the law transferred rule-making and enforcement powers from a number of federal agencies to the CFPB, imposed new risk retention and recordkeeping requirements on lenders (such as the Bank) which sell single-family residential mortgage loans in the secondary market, required revision of disclosure documents mandated by various federal laws, limited loan originator compensation and expanded recordkeeping and reporting requirements under other federal statutes.

New regulations implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act (“TILA”), and the Real Estate Settlement Procedures Act (“RESPA”). Among other changes, these regulations: (i) require lenders to make a reasonable good faith determination of a prospective residential mortgage borrower’s ability to repay based on specific underwriting criteria certain of which need to be supported through the verification of third party records.   To the extent the lender intends to originate “qualified mortgages”   that presumptively satisfy the ability to pay requirement ( thereby providing the lender a safe harbor from compliance claims)   stricter underwriting criteria is required, (ii) impose new requirements on mortgage servicing that address many issues, including periodic billing statements, error resolution, force-placed insurance, payment crediting and payoff, early intervention with delinquent borrowers, and enhanced loss mitigation procedures, (iii) specify new limitations on loan originator compensation and establish criteria for the qualifications of, and registration or licensing of loan originators, (iv) further restrict certain high-cost mortgage loans by expanding the coverage of the Home Ownership and Equity Protections Act of 1994, (v) expand mandated loan escrow accounts for certain loans, (vi) revise existing appraisal requirements under the Equal Credit Opportunity Act and require provision of a free copy of all appraisals to applicants for first lien loans, (vii) establish new appraisal standards for “higher-risk mortgages” under TILA, and (viii) combine in a single, new form required loan disclosures under the TILA and RESPA.

The new ability to repay requirements may result in reduced credit availability and higher borrowing costs to cover the costs of compliance.  The ability of borrowers to raise new defenses in foreclosure proceedings on defaulted mortgage loans also may lead to increased foreclosure costs, extend foreclosure timeliness, and increase the severity of loan losses.  Increased repurchase and indemnity requests with respect to mortgage loans sold into the secondary markets may also result.

Apart from use of the TILA/RESPA combined disclosure form,which becomes effective August 1, 2015, some of these new rules became effective in June 2013, while others became effective in January 2014. These and other changes required by the Dodd-Frank Act will require substantial modifications to the entire mortgage lending and servicing industry. Their impact may involve changes to our operations and increased compliance costs in making single-family residential mortgage loans.  Forthcoming additional rulemaking affecting the residential mortgage business is also expected and may cause us to incur additional increased regulatory and compliance costs.

Compliance with stress testing requirements may be challenging.

The Corporation is currently subject to supervisory guidance for stress testing practices issued by the federal banking agencies in May 2012.  This guidance outlines broad principles for a satisfactory stress testing framework and describes various stress testing approaches and how stress testing should be used at various levels within an organization.  The Corporation is also subject to two new stress testing rules that implement provisions of the Dodd-Frank Act (the “DFA Stress Tests”), one issued by the Federal Reserve Board that applies to First BanCorp. on a consolidated basis and one issued by the FDIC that applies to the Bank.  These DFA Stress Tests are designed to require banking organizations to assess the potential impact of different scenarios on their earnings, losses and capital over a set time period, with consideration given to certain relevant factors, including the organization's condition, risks, exposures, strategies, and activities.  These DFA Stress Tests require banking organizations with total consolidated assets of more than $10 billion but less than $50 billion, including the Corporation and the Bank, to conduct annual company-run stress tests using certain scenarios that the Federal Reserve Board will publish by November 15 of each year, report the results to their primary federal regulator and the Federal Reserve Board by March 31 of the following year, and publicly disclose, beginning in 2015, a summary of the results by June 30 of that year.  On March 5, 2014, the federal banking agencies published final supervisory guidance (previously proposed in July 2013) describing their supervisory expectations for the DFA Stress Tests to be conducted by financial institutions, in the $10 billion to $50 billion asset range, including First BanCorp. and the Bank.  The final guidance provides flexibility to accommodate different risk profiles, sizes, business lines, market areas, and complexity approaches for banking institutions in the $10 billion to $50 billion asset range, and provide examples of practices that would be consistent with supervisory expectations.

     Under the DFA Stress Tests, the Corporation is required to conduct its first stress tests using financial statement data as of September 30, 2013, and to report the results to the Federal Reserve Board and the FDIC by March 31, 2014. In addition, the Corporation is required to begin publicly disclosing the stress test results by the end of June 2015 with respect to the stress test conducted in the fall of 2014.  Such public disclosure of stress test results could result in reputational harm if the Corporation’s results are worse than those of its competitors or otherwise indicate that the Corporation’s risk profile is excessive or elevated.  Furthermore, given that the Corporation will be subject to multiple stress testing requirements that are administered at different levels by more than one federal banking agency, and compliance with such requirements will be complicated, if the Corporation fails to fully comply with these requirements, it may be subject to regulatory action.

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

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution's performance under the Community Reinvestment Act or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the USA PATRIOT Act of 2001 and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATING TO AN INVESTMENT IN THE CORPORATION’S COMMON AND PREFERRED STOCK

Sales in the public market under an outstanding resale registration statement filed with the SEC by the small group of large stockholders that hold in the aggregate approximately 50.55% of our outstanding shares could adversely affect the trading price of our common stock.

The following stockholders individually own more than 10% of our outstanding shares of common stock, or an aggregate of approximately 50.55% of our outstanding shares of common stock: funds affiliated with THL, which own approximately 20.21%; funds managed by Oaktree, which own approximately 20.21%; and Treasury which owns approximately 10.139% including the shares of common stock issuable upon exercise of the warrant.  We are obligated to keep the prospectus, which is part of the resale registration statement, current so that the securities can be sold in the public market at any time. The resale of the securities in the public market, or the perception that these sales might occur, could cause the market price of our common stock to decline.

Issuance of additional equity securities in the public market and other capital management or business strategies that we may pursue also depress the market price of our common stock and could result in dilution of holders of our common stock and preferred stock.

Generally, we are not restricted from issuing additional equity securities, including common stock.  We may choose or be required in the future to identify, consider and pursue additional capital management strategies to bolster our capital position. We may issue equity securities (including convertible securities, preferred securities, and options and warrants on our common or preferred stock securities) in the future for a number of reasons, including to finance our operations and business strategy, adjust our leverage ratio, address regulatory capital concerns, restructure currently outstanding debt or equity securities or satisfy our obligations upon the exercise of outstanding options or warrants. Future issuances of our equity securities, including common stock, in any transaction that we may pursue may dilute the interests of our existing holders of our common stock and preferred stock and cause the market price of our common stock to decline.

The Corporation has outstanding a warrant held by the Treasury to purchase 1,285,899 shares of common stock. If the Warrant is exercised, the issuance of shares of Common Stock would reduce our income per share, and further reduce the book value per share and voting power of our current common stockholders.

Additionally, THL, Oaktree and funds advised by Wellington Management Company, LLP (“Wellington”) have anti-dilution rights, which they acquired when they purchased shares of common stock in the $525 million capital raise, completed in October 2011 that have been, and will be in the future, triggered, subject to certain exceptions, upon our issuance of additional shares of common stock. In such a case, THL, Oaktree and Wellington had, and will have, the right to acquire the amount of shares of common stock that will enable them to maintain their percentage ownership interest in the Corporation.

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

Factors that could cause fluctuations, volatility or a decline in the market price of our common stock, many of which could be beyond our control, include the following:

•	uncertainties and developments related to the resolution of the Puerto Rico Government fiscal problems;
•	our ability to comply with the Regulatory Agreements;
•	any additional regulatory actions against us;
•	changes or perceived changes in the condition, operations, results or prospects of our businesses and market assessments of these changes or perceived changes;
•	announcements of strategic developments, acquisitions and other material events by us or our competitors, including any failures of banks;
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

In March 2009, the Federal Reserve Board issued a supervisory guidance letter intended to provide direction to BHCs on the declaration and payment of dividends, capital redemptions and capital repurchases by BHCs in the context of their capital planning process. The letter reiterates the long-standing Federal Reserve Board supervisory policies and guidance to the effect that BHCs should only pay dividends from current earnings. More specifically, the letter heightens expectations that BHCs will inform and consult with the Federal Reserve Board supervisory staff on the declaration and payment of dividends that exceed earnings for the period for which a dividend is being paid. In consideration of the financial results reported for the second quarter ended June 30, 2009, we decided, as a matter of prudent fiscal management and following the Federal Reserve Board guidance, to suspend the payment of dividends. Furthermore, our Written Agreement with the Federal Reserve Board precludes us from declaring any dividends without the prior approval of the Federal Reserve. We cannot anticipate if and when the payment of dividends might be reinstated.

This suspension may have adversely affected and may continue to adversely affect our stock price. Further, because dividends on our Series A through E Preferred Stock have not been paid since we suspended dividend payments in August 2009, the holders of the preferred stock have the right to appoint two additional members to our Board of Directors. Any member of the Board of Directors appointed by the holders of Series A through E Preferred Stock is required to vacate his or her office if the Corporation resumes the payment of dividends in full for twelve consecutive monthly dividend periods.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2013, First BanCorp owned the following three main offices located in Puerto Rico:

-          Headquarters – Located at First Federal Building, 1519 Ponce de León Avenue, Santurce, Puerto Rico, a 16 story office building. Approximately 60% of the building, an underground three level parking garage and an adjacent parking lot are owned by the Corporation.

-          Service Center – a building located on 1130 Muñoz Rivera Avenue, Hato Rey, Puerto Rico. These facilities accommodate branch operations, data processing and administrative and certain headquarter offices. FirstBank inaugurated the Service

Center in 2010. The building houses 180,000 square feet of modern facilities and over 1,000 employees from operations, FirstMortgage and FirstBank Insurance Agency headquarters and customer service. In addition, it has parking for 750 vehicles and 9 training rooms, including classrooms for training tellers and a computer room for interactive trainings, as well as a spacious cafeteria for employees and customers

-          Consumer Lending Center – A three-story building with a three-level parking garage located at 876 Muñoz Rivera Avenue, Hato Rey, Puerto Rico. This facility is fully occupied by the Corporation.

The Corporation owned 20 branch and office premises and auto lots and leased 82 branch premises, loan and office centers and other facilities. In certain situations, financial services such as mortgage and, insurance businesses and commercial banking services are located in the same building.  All of these premises are located in Puerto Rico, Florida and the USVI and BVI. Management believes that the Corporation’s properties are well maintained and are suitable for the Corporation’s business as presently conducted.

Item 3. Legal Proceedings

Reference is made to Note 28 Regulatory matters, commitments and contingencies included in the Notes to Consolidated Financial Statements in Item 8 of this Report, which is incorporated herein by reference.

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

 On March 7, 2014, there were 553 holders of record of the Corporation’s common stock, not including beneficial owners whose shares are held in the name of brokers or other nominees. The last sales price for the common stock on that date was $5.59.

On July 30, 2009, the Corporation announced the suspension of the payment of common and preferred stock dividends. The Corporation has no current plans to resume dividend payments on the common or preferred stock. The common stock ranks junior to all series of preferred stock as to dividend rights and as to rights on liquidation, dissolution or winding up of the Corporation.

The following table sets forth, for the periods indicated, the per share high and low closing sales prices and the cash dividends declared on the Corporation’s common stock during such periods.

	High	Low	Last	Dividends per Share
Quarter Ended
2013:
Fourth Quarter Ended December 31, 2013	$6.38	$5.06	$6.19	$-
Third Quarter Ended September 30, 2013	8.61	5.67	5.68	-
Second Quarter Ended June 30, 2013	7.19	5.64	7.08	-
First Quarter Ended March 31, 2013	6.30	4.59	6.23	-

2012:
Fourth Quarter Ended December 31, 2012	$4.58	$3.69	$4.58	$-
Third Quarter Ended September 30, 2012	4.50	3.34	4.42	-
Second Quarter Ended June 30, 2012	4.38	3.27	3.96	-
First Quarter Ended March 31, 2012	4.95	3.37	4.40	-

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

On August 16, 2013, THL, Oaktree and the Treasury completed a secondary offering of the Corporation’s common stock. The Treasury sold 12 million shares of common stock, THL sold 8 million shares of common stock, and Oaktree sold 8 million shares of common stock. Subsequently, on September 11, 2013, the underwriters in the secondary offering exercised their option to purchase an additional 2.9 million shares of common stock from the selling stockholders (1,261,356 shares from the Treasury, 840,903 shares from THL and 840,904 shares from Oaktree). The Corporation did not receive any proceeds from the offering. As of March 7, 2014, each of THL and Oaktree owns 20.21% of the Corporation’s outstanding common stock and the Treasury owns 9.50%, excluding the common shares underlying the warrant owned by the Treasury.

On December 8, 2011, the Corporation completed a rights offering in which the Corporation issued an additional 888,781 shares of common stock at $3.50 per share, and received proceeds of $3.3 million.

Effective April 1, 2013, the Board determined to increase the salary amounts paid to certain executive officers for fiscal year 2013 primarily by paying the increased salary amounts in the form of shares of the Corporation’s Common Stock, instead of cash. The Corporation issued 220,639 shares of common stock with a weighted average market value of $6.23 for compensation according to this determination. The Corporation withheld 71,326 shares from the common stock paid to the officers as additional compensation to cover employee payroll and income tax withholding liabilities; these shares are held as treasury shares. The Corporation paid any fractional share of salary stock that the officer was entitled to in cash.

In 2013, the Corporation granted 743,185 shares of restricted stock to certain executive officers, other employees, and independent directors.

The Corporation has 50,000,000 authorized shares of preferred stock. First BanCorp has five outstanding series of nonconvertible, noncumulative preferred stock: 7.125% noncumulative perpetual monthly income preferred stock, Series A (liquidation preference $25 per share); 8.35% noncumulative perpetual monthly income preferred stock, Series B (liquidation preference $25 per share); 7.40% noncumulative perpetual monthly income preferred stock, Series C (liquidation preference $25 per share); 7.25% noncumulative perpetual monthly income preferred stock, Series D (liquidation preference $25 per share,); and 7.00% noncumulative perpetual monthly income preferred stock, Series E (liquidation preference $25 per share) (collectively the “Series A through E Preferred Stock”). Effective January 17, 2012, the Corporation delisted all of its outstanding series of non-convertible, non-cumulative preferred stock from the NYSE. The Corporation has not arranged for listing on another national securities exchange or for quotation of the Series A through E Preferred Stock in a quotation medium.  On January 3, 2012, the Corporation filed a Form 25 with the Securities and Exchange Commission (the “Exchange”) to voluntarily withdraw the Series A through E Preferred Stock from listing and registration on the NYSE.

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

In connection with the conversion of the Series G Preferred Stock held by the Treasury into common shares at a discount, completed on October 7, 2011, a one-time, non-cash increase in income attributable to common stockholders of $278 million was recognized in the fourth quarter of 2011. This non-cash increase in income available to common stockholders has no effect on the Corporation’s overall equity or its regulatory capital. As a result, the Corporation reported net income attributable to common stockholders on a diluted basis of $195.8 million, or $2.18 per common share in 2011.

2013 Exchange Offer

On February 14, 2013, the Corporation commenced an offer to issue up to 10,087,488 shares of its common stock, in exchange for (the “Exchange Offer”) any and all of the issued and outstanding shares of its Series A through E Preferred Stock ($63 million in aggregate liquidation preference value). The Exchange Offer was terminated on April 9, 2013 given that the Corporation did not receive the consent required from holders of the Series A through E Preferred Stock to amend the certificates of designation of each series of the Series A through E Preferred Stock to delete the right to designate two board members once the Corporation has not paid dividend on the Preferred Stock for a specified period (the Preferred Stock Amendment). The Preferred Stock Amendment was a condition to completion of the Exchange Offer. In addition, the related consent solicitation also terminated, and no consent fee became payable with respect to consents granted in favor of the Preferred Stock Amendment. All shares of the Series A through E Preferred Stock that were tendered were returned promptly to the tendering holders.

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

The Corporation has a stock repurchase program under which, from time to time, it repurchases shares of common stock in the open market and holds them as treasury stock. The Corporation withheld approximately 71,326 shares from the common stock paid to certain senior officers as additional compensation to cover employee payroll and income tax withholding liabilities; these shares are also held as treasury shares. As of December 31, 2013 and December 31, 2012, the Corporation had 566,179, and 494,853 shares held as treasury stock, respectively.

The 2011 PR Code requires the withholding of income tax from dividend income to be received by resident U.S. citizens, special partnerships, trusts and estates and non-resident U.S. citizens, custodians, partnerships, and corporations from sources within Puerto Rico.

Resident U.S. Citizens

A special tax of 10% will be imposed on any eligible dividends paid to individuals, special partnerships, trusts, and estates to be applied to all distributions unless the taxpayer specifically elects otherwise. Once this election is made it is irrevocable. However, the taxpayer can elect to include in gross income the eligible distributions received and take a credit for the amount of tax withheld. If the taxpayer does not make this election on the tax return, then he can exclude from gross income the distributions received and reported without claiming the credit for the tax withheld.

Nonresident U.S. Citizens

Nonresident U.S. citizens have the right to certain exemptions when a Withholding Tax Exemption Certificate (Form 2732) is properly completed and filed with the Corporation. The Corporation, as withholding agent, is authorized to withhold a tax of 10% only from the excess of the income paid over the applicable tax-exempt amount.

U.S. Corporations and Partnerships

Corporations and partnerships not organized under Puerto Rico laws that have not engaged in a trade or business in Puerto Rico during the taxable year in which the dividend, if any, is paid are subject to the 10% dividend tax withholding. Corporations or partnerships not organized under the laws of Puerto Rico that have engaged in a trade or business in Puerto Rico are not subject to the 10% withholding, but they must declare any dividend as gross income on their Puerto Rico income tax return.

Securities authorized for issuance under equity compensation plans

The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of December 31, 2013:

			(c)
	(a)	(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	Number of Securities to be Issued Upon Exercise of Outstanding Options, warrants and rights	Weighted Average Exercise Price of Outstanding Options, warrants and rights
Plan category
Equity compensation plans
approved by stockholders	101,435 (1)	$206.95	6,444,461 (2)
Equity compensation plans
not approved by stockholders	N/A	N/A	N/A
Total	101,435	$206.95	6,444,461

(1) Stock options granted under the 1997 stock option plan, which expired on January 21, 2007. All outstanding awards under the stock option plan continue in full force and effect, subject to their original terms and the shares of common stock underlying the options are subject to adjustments for stock splits, reorganization and other similar events.

(2) Securities available for future issuance under the First BanCorp. 2008 Omnibus Incentive Plan (the "Omnibus Plan"), which was initially approved by stockholders on April 29, 2008 and amended with stockholder approval on December 9, 2011 to increase the number of shares reserved for issuance under the Omnibus Plan. The Omnibus Plan provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards. As amended, this plan provides for the issuance of up to 8,169,807 shares of common stock, subject to adjustments for stock splits, reorganization and other similar events. As of December 31, 2012, 6,444,461 shares of Common Stock were available for future issuance under the Omnibus Plan.

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

The graph below compares the cumulative total stockholder return of First BanCorp. during the measurement period with the cumulative total return, assuming reinvestment of dividends, of the S&P 500 Index and the S&P Supercom Banks Index (the “Peer Group”).  The Performance Graph assumes that $100 was invested on December 31, 2008 in each of First BanCorp. common stock, the S&P 500 Index and the Peer Group.  The comparisons in this table are set forth in response to SEC disclosure requirements, and are therefore not intended to forecast or be indicative of future performance of First BanCorp.’s common stock.

     The cumulative total stockholder return was obtained by dividing (i) the cumulative amount of dividends per share, assuming dividend reinvestment since the measurement point, December 31, 2008 plus (ii) the change in the per share price since the measurement date, by the share price at the measurement date.

Item 6. Selected Financial Data

   The following table sets forth certain selected consolidated financial data for each of the five years in the period ended December 31, 2013. This information should be read in conjunction with the audited consolidated financial statements and the related notes thereto.

SELECTED FINANCIAL DATA
	Year Ended December 31,
	2013	2012	2011	2010	2009
Condensed Income Statements:
Total interest income	$645,788	$637,777	$659,615	$832,686	$996,574
Total interest expense	130,843	176,072	266,103	371,011	477,532
Net interest income	514,945	461,705	393,512	461,675	519,042
Provision for loan and lease losses	243,751	120,499	236,349	634,587	579,858
Non-interest (loss) income	(15,489)	49,391	107,981	117,903	142,264
Non-interest expenses	415,028	354,883	338,054	366,158	352,101
(Loss) income before income taxes	(159,323)	35,714	(72,910)	(421,167)	(270,653)
Income tax expense	(5,164)	(5,932)	(9,322)	(103,141)	(4,534)
Net (loss) income	(164,487)	29,782	(82,232)	(524,308)	(275,187)
Net (loss) income attributable to
common stockholders - basic	(164,487)	29,782	173,226	(122,045)	(322,075)
Net (loss) income attributable to
common stockholders - diluted	(164,487)	29,782	195,763	(122,045)	(322,075)
Per Common Share Results:
Net (loss) income per common share
- basic	$(0.80)	$0.15	$2.69	$(10.79)	$(52.22)
Net (loss) income per common share
- diluted	$(0.80)	$0.14	$2.18	$(10.79)	$(52.22)
Cash dividends declared	-	-	-	-	2.10
Average shares outstanding	205,542	205,366	64,466	11,310	6,167
Average shares outstanding diluted	205,542	205,828	89,658	11,310	6,167
Book value per common share	$5.57	$6.89	$6.73	$29.71	$108.70
Tangible book value per common
share (1)	$5.30	$6.60	$6.54	$27.73	$101.45
Balance Sheet Data:
Total loans, including loans
held for sale	$9,712,139	$10,139,508	$10,575,214	$11,956,202	$13,949,226
Allowance for loan and lease losses	285,858	435,414	493,917	553,025	528,120
Money market and investment
securities	2,208,342	1,986,669	2,200,888	3,369,332	4,866,617
Intangible assets	54,866	60,944	39,787	42,141	44,698
Deferred tax asset, net	7,644	4,867	5,442	9,269	109,197
Total assets	12,656,925	13,099,741	13,127,275	15,593,077	19,628,448
Deposits	9,879,924	9,864,546	9,907,754	12,059,110	12,669,047
Borrowings	1,431,959	1,640,399	1,622,741	2,311,848	5,214,147
Total preferred equity	63,047	63,047	63,047	425,009	928,508
Total common equity	1,231,547	1,393,546	1,361,899	615,232	644,062
Accumulated other comprehensive
(loss) income, net of tax	(78,736)	28,430	19,198	17,718	26,493
Total equity	1,215,858	1,485,023	1,444,144	1,057,959	1,599,063

	Year Ended December 31,
	2013		2012		2011		2010		2009
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	(1.28)		0.23		(0.57)		2.93		(1.39)
Return on Average Total Equity	(12.39)		2.04		(7.31)		(36.23)		(14.84)
Return on Average Common Equity	(13.01)		2.14		(13.38)		(80.07)		(34.07)
Average Total Equity to Average Total Assets	10.36		11.24		7.83		8.10		9.36
Interest Rate Spread (2)	4.01		3.41		2.59		2.48		2.62
Interest Rate Margin (2)	4.21		3.68		2.86		2.77		2.93
Tangible common equity ratio (1)	8.71		10.44		10.25		3.80		3.20
Dividend payout ratio	-		-		-		-		(4.03)
Efficiency ratio (3)	83.10		69.44		67.41		63.18		53.24
Asset Quality:
Allowance for loan and lease losses to loans
held for investment	2.97		4.33		4.68		4.74		3.79
Net charge-offs to average loans	4.01		1.74		2.68		4.76		2.48
Provision for loan and lease losses to net
charge-offs	0.69	x	0.67	x	0.80	x	1.04	x	1.74	x
Non-performing assets to total assets	5.73		9.45		10.19		10.02		8.71
Non-performing loans held for investment
to total loans held for investment	5.14		9.70		10.78		10.63		11.23
Allowance to total non-performing loans held
for investment	57.69		44.63		43.39		44.64		33.77
Allowance to total non-performing loans held
for investment, excluding residential
real estate loans	85.56		65.78		61.73		65.30		47.06
Other Information:
Common stock price: End of period	$6.19		$4.58		$3.49		$6.90		$34.50
___________
(1) Non-Gaap measures. Refer to "Capital" discussion below for additional information regarding the components reconciliation of these measures.
(2) On a tax equivalent basis and excluding the changes in fair value of derivative instruments and financial liabilities measured at fair value (see "Net Interest Income" discussion below for reconciliation of these non-GAAP measures).
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

Description of Business

First BanCorp. is a diversified financial holding company headquartered in San Juan, Puerto Rico offering a full range of financial products to consumers and commercial customers through various subsidiaries. First BanCorp. is the holding company of FirstBank Puerto Rico and FirstBank Insurance Agency. Through its wholly owned subsidiaries, the Corporation operates offices in Puerto Rico, the United States Virgin Islands and British Virgin Islands, and the State of Florida (USA) concentrating in commercial banking, residential mortgage loan originations, finance leases, credit cards, personal loans, small loans, auto loans, insurance agency and broker-dealer activities.

As described in Item 8, Note 28 to the Consolidated Financial Statements, Regulatory Matters, Commitments, and Contingencies, FirstBank is currently operating under a Consent Order (the “FDIC Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico and First BanCorp has entered into a Written Agreement with the New York FED.

PUERTO RICO ECONOMIC ENVIRONMENT AND EXPOSURE TO PUERTO RICO GOVERNMENT

Puerto Rico’s economy has been in recession for eight consecutive years. The Puerto Rico’s real gross national product, which increased by 0.1% in fiscal year 2012, is projected to decrease by 0.03% for fiscal year 2013 and 0.8% for 2014.  The Bureau of Labor Statistics reported an unemployment rate of 15.4% for the month of December 2013.

Puerto Rico has about $70 billion of outstanding debt and its debt cost has increased in 2013.  In mid-August 2013, the 30-year general obligation bonds, which are widely held by mutual funds, carried a yield of about 7.1%, which increased during the latter part of the third quarter of 2013, surpassing 10% at one point in September amid a general run-up in interest rates and significant selling by investors after Detroit filed for the largest municipal bankruptcy in U.S. history.  The debt carried a yield of approximately 9.54% as of December 31, 2013.

On February 4, 2014, S&P downgraded the Commonwealth of Puerto Rico’s debt to BB+, one level below investment grade. S&P also downgraded to levels below investment grade the credit rating of the Government Development Bank of Puerto Rico (“GDB”) and Employee Retirement System to BB and various ratings of the Puerto Rico Highways and Transportation Authority to BB+. On February 7, 2014, Moody’s Investor Service (“Moody’s”) downgraded the Commonwealth of Puerto Rico general obligation bonds to Ba2, two notches below investment grade. Moody’s also downgraded to Ba2 the Public Building Authority Bonds, the Pension Funding Bonds, the GDB senior notes, the Municipal Finance Authority Bonds, the Puerto Rico Infrastructure Finance Authority Special Tax Revenue Bonds, the Convention Center District Authority Hotel Occupancy Tax Revenue Bonds, the Puerto Rico Highway and Transportation Authority Transportation Revenue Bonds, various ratings of obligations of the Puerto Rico Aqueduct and Sewer Authority and the Puerto Rico Electric Power Authority. In addition, COFINA’s senior-lien bonds were downgraded by Moody’s to Baa1from A2, retaining investment grade status. Following the downgrades by S&P and Moody’s, Fitch became the third agency to downgrade the Commonwealth of Puerto Rico debt to a below investment grade. Fitch now rates Puerto Rico’s general obligation bonds at BB, two notches below investment grade, from BBB-. Based on S&P definition of a BB credit rating, the debt rating suggest that S&P views the Puerto Rico Government’s obligation as less vulnerable to nonpayment in the near term than other speculative issues. However, it faces major ongoing uncertainties or exposure to adverse business, financial or economic conditions; thus, the ultimate impact of the downgrades is unpredictable and may not be immediately apparent. Following the downgrade of the general obligation rating of the Commonwealth of Puerto Rico, Moody’s placed on review for downgrade certain ratings of three Puerto Rican banks, including the long-term ratings of FirstBank.

In February 2014, the Puerto Rico government announced that the projected deficit for fiscal year 2014, initially estimated at $820 million, would be reduced by $170 million to $650 million.  This represents a decline of $640 million compared to the estimated deficit for the previous fiscal year.  In addition to the $170 million reduction in the budget for fiscal year 2014, the Puerto Rico government announced that a balanced budget will be introduced in April 2014 for fiscal year 2015.  The Puerto Rico government has implemented certain measures to strengthen its financial position, including a comprehensive reform of the Employees, Teachers, and Judiciary Retirement Systems to address their unfunded status and annual funding shortfalls and a raise in utility fees.  Revenue collections totaled $3,959 million in the first semester of fiscal year 2014 (July-December 2013).  This figure exceeded collections for the same period of fiscal 2013 by $537 million and exceeded budget estimates for this period by $92.5 million.

Public sector certificates of deposit have increased at the GDB by more than $500 million from September 30, 2013 to December 31, 2013 and the GDB has identified approximately $450 million in public funds deposited in financial institutions in Puerto Rico that the GDB’s management expects to capture during the remainder of fiscal year 2014. The GDB expects to have the liquidity necessary to fund the Puerto Rico Commonwealth’s needs through at least fiscal year 2014, including any cash needs resulting from recent rating agencies’ actions.  In February 2014, the GDB announced that the Commonwealth of Puerto Rico expects to issue general obligation bonds in the near term to refinance approximately $1.1 billion of short-term liabilities and address the government’s liquidity needs. On March 11, 2014, the Commonwealth of Puerto Rico sold $3.5 billion in general obligation bonds.

As of December 31, 2013, the Corporation had $454.6 million of credit facilities granted to the Puerto Rico government, its municipalities and public corporations, of which $397.8 million was outstanding, compared to $158.4 million as of December 31, 2012.  Approximately $200.5 million of the outstanding credit facilities consists of loans to municipalities in Puerto Rico. Municipal debt exposure is secured by ad valorem taxation without limitation as to rate or amount on all taxable property within the boundaries of each municipality. The good faith, credit, and unlimited taxing power of each applicable municipality have been pledged to the repayment of all outstanding bonds and notes. Approximately $84.6 million consists of loans to public corporations that receive revenues from the rates they charge for services or products, such as electric power services, including credit extended to the Puerto Rico Electric Power Authority for fuel purchases that have priority over senior bonds and other debt.  Main public corporations have varying degrees of independence from the central government and many receive appropriations or other payments from the Puerto Rico’s government general fund. Approximately $112.7 million consists of loans to the central government or units of the central government. Debt issued by the central government can either carry the full faith, credit, and taxing power of the Commonwealth of Puerto Rico or represent an obligation, that is subject to annual budget appropriations. The Commonwealth of Puerto Rico has never defaulted on its debt. Furthermore, the Corporation had $205.1 million outstanding as of December 31, 2013 in financing to the hotel industry in Puerto Rico guaranteed by the TDF. The TDF is a subsidiary of the GDB that works with private-sector financial institutions to structure financings for new hospitality projects. The TDF has a perfect track record of supporting its guarantees.

In addition, the Corporation held approximately $71.0 million of obligations of the Puerto Rico government and agencies, mainly bonds of the GDB and the Puerto Rico Building Authority, as part of its available-for-sale investment securities portfolio that were reflected at their aggregate fair value of  $51.3 million as of December 31, 2013.

As of December 31, 2013, the Corporation had $546.5 million of public sector deposits in Puerto Rico ($285.5 million in transactional accounts and $260.8 million in time deposits). Approximately 21% came from municipalities and 79% came from public corporations and the central government.

In 2014, Act 24-2014 was approved by the Puerto Rico Legislature, seeking to further strengthen the liquidity of the GDB and the GDB’s oversight over public funds. Among other measures, Act 24-2014 grants the GDB the ability to exercise additional oversight of certain public funds deposited at private financial institutions and grants the GDB the legal authority, subject to an entity’s ability to request waivers under certain specified circumstances, to require such public funds (other than funds of the Legislative Branch, the Judicial Branch, the University of Puerto Rico, governmental pension plans, municipalities and certain other independent agencies) to be deposited at the GDB, which is expected to result in a more efficient management of public resources in an effort to maximize liquidity and efficient use of public resources. The GDB has identified approximately $450 million in public funds deposited in private financial institutions in Puerto Rico that the GDB’s management currently expects to capture in the first half of calendar year 2014. The Corporation believes that $250 million in public deposits held by the Corporation are at high risk of migration. Current and future liquidity levels have been planned considering that risk. As such, no material adverse effects are expected as a result of the potential reduction in public funds. The Corporation will continue to focus on transactional accounts and capture deposits from entities excluded from Act 24- 2014.

No significant changes have been experienced in the exposure to the Puerto Rico government since the end of 2013.  The Corporation will continue to closely monitor Puerto Rico’s political and economic status and evaluate the loan and investment portfolio for any declines in value that could be considered other-than-temporary.

Overview of Results of Operations

First BanCorp.'s results of operations generally depend primarily upon its net interest income, which is the difference between the interest income earned on its interest-earning assets, including investment securities and loans, and the interest expense incurred on its interest-bearing liabilities, including deposits and borrowings.  Net interest income is affected by various factors, including: the interest rate scenario; the volumes, mix and composition of interest-earning assets and interest-bearing liabilities; and the re-pricing characteristics of these assets and liabilities. The Corporation's results of operations also depend on the provision for loan and lease losses, which have significantly affected the results of operations in recent years, non-interest expenses (such as personnel, occupancy, deposit insurance premiums and other costs), non-interest income (mainly service charges and fees on deposits, insurance income and revenues from broker-dealer operations), gains (losses) on sales of investments, gains (losses) on mortgage banking activities, and income taxes.

Net loss for the year ended December 31, 2013 amounted to $164.5 million compared to net income of $29.8 million for 2012 and a net loss of $82.2 million for 2011.

     The Corporation’s financial results for 2013, as compared to 2012, were negatively impacted by two significant items: (i) an aggregate loss of $140.8 million (pre-tax) on two separate bulk sales of adversely classified and non-performing assets and valuation adjustments to certain loans transferred to held for sale, and (ii) a $66.6 million loss related to the write-off of assets pledged as collateral to Lehman together with an additional $2.5 million for a loss contingency related to attorneys’ fees awarded to the counterparty in this matter.  Refer to Item 1- Business- “Significant Events Since the Beginning of 2013” for a detailed description of these items and other significant transactions and legislation that impacted the operating results in 2013.

    The following table shows a reconciliation with respect to the results of operations for the year ended December 31, 2013, excluding the charges identified in the foregoing paragraph, with the corresponding measures calculated and presented in accordance with GAAP:

(In thousands, except per share information)	Year ended December 31, 2013 As Reported (GAAP)	Bulk Sales Transaction Impact	Write-off collateral pledged to Lehman and related contingency for attorneys' fees	Year Ended December 31, 2013 Adjusted (Non-GAAP)(1)	Year Ended December 31, 2012 As Reported (GAAP)	Variance

Net interest income	$514,945	$-	$-	$514,945	$461,705	$53,240
Provision for loan and lease losses	243,751	(132,002)	-	111,749	120,499	(8,750)
Net interest income after provision	271,194	132,002	-	403,196	341,206	61,990
for loans and lease losses
Non-interest (loss) income	(15,489)	-	66,574	51,085	49,391	1,694

Non-interest expenses	415,028	(8,840)	(2,500)	403,688	354,883	48,805
(Loss) Income before income taxes	(159,323)	140,842	69,074	50,593	35,714	14,879
Income tax expense	(5,164)	-	-	(5,164)	(5,932)	768
Net (loss) income	$(164,487)	$140,842	$69,074	$45,429	$29,782	$15,647
Earning (loss) per common share:
Basic	$(0.80)	$0.68	$0.34	$0.22	$0.15	$0.07
Diluted	$(0.80)	$0.68	$0.34	$0.22	$0.14	$0.08

(1)	Refer to "Basis of Presentation" below for additional information.

     Excluding the impact of the bulk sales of adversely classified and non-performing assets and valuation adjustments to certain loans transferred to held for sale, and the Lehman related charges, the net income for the year ended December 31, 2013 was $45.4 million, an increase of $15.6 million compared to 2012, primarily reflecting: (i) a $53.2 million increase in net interest income mainly due to a reduction in the average cost of deposits, mainly brokered CDs, an improved deposit mix, maturities of high-cost borrowings, an increase in the average volume of mortgage-backed securities (“MBS”), and the contribution of the credit card portfolio acquired in late May 2012, (ii) an $8.8 million decrease in the adjusted provision for loan and lease losses, mainly attributable to a reduction in charges to specific reserves for commercial and construction loans commensurate with the decline in the level of impaired and adversely classified loans, particularly higher charges in 2012 related to a construction loan in the Virgin Islands that was transferred to held for sale in 2013, and lower provision requirements for the Puerto Rico residential mortgage loan portfolio, reflecting the overall reduction in the size of this portfolio and the improved portfolio composition after the bulk sale of non-performing residential mortgage loans completed in the second quarter of 2013, and (iii) a $1.7 million increase in adjusted non-interest income mainly due to a $2.6 million decrease in equity in loss of unconsolidated entity, and a $1.8 million decrease in other-than-temporary impairments on debt and equity securities, partially offset by a $3.1 million decrease in revenues from the mortgage banking business.  These variances were partially offset by a $48.8 million increase in adjusted non-interest expenses mainly due to credit-related expenses including: (i) a $15.5 million increase in the adjusted net loss on OREO operations, driven by higher write-downs to commercial income-producing OREO properties in both the Virgin Islands and Puerto Rico, and (ii) a $2.6 million increase in professional fees related to attorneys’ loan collection fees, appraisals, and other credit-related expenses.  In addition, non-interest expenses increased due to: (i) an $8.6 million increase in credit and debit cards processing expenses, including $1.7 million of costs related to the conversion of the credit card processing platform, (ii) a $9.2 million increase in fees related to the outsourcing of technology services attributable to a multi-year technology outsourcing agreement executed by the Corporation at the beginning of the second quarter of 2013, (iii) a $5.9 million charge related to the new Puerto Rico national gross receipts tax (partially offset in net operating results by a related credit of $3.0 million recorded as a reduction of the income tax expense), (iv) a $5.4 million increase in employees’ compensation and benefits, and (v) non-recurring expenses of $1.7 million of costs associated with the common stock offering by certain of the Corporation’s existing stockholders, and $1.2 million associated with a terminated preferred stock exchange offer.

     The following table summarizes the effect of the aforementioned factors and other factors that significantly impacted financial results in previous years on net income (loss) attributable to common stockholders and earnings (loss) per common share for the last three years:

	Year Ended December 31,
	2013		2012		2011
	Dollars	Per Share	Dollars	Per Share	Dollars	Per Share
	(In thousands, except for per common share amounts)

Net income (loss) attributable to common stockholders
for prior year	$29,782	$0.14	$195,763	$2.18	$(122,045)	$(10.79)
Increase (decrease) from changes in:
Net interest income	53,240	0.26	68,193	0.76	(68,163)	(6.03)
Provision for loan and lease losses - bulk sales
and transfer of loans to held for sale	(132,002)	(0.64)	-	-	102,938	9.10
Provision for loan and lease losses - excluding bulk sales
and transfer of loans to held for sale	8,750	0.04	115,850	1.29	295,300	26.11
Mortgage banking revenues	(3,130)	(0.01)	(3,360)	(0.04)	9,705	0.86
Net gain on investments and impairments	1,807	0.01	(42,518)	(0.47)	(14,705)	(1.30)
Net nominal gain on transaction involving the sale of
investment securities matched with the cancellation of
borrowings prior to maturity	-	-	(438)	-	438	0.04
Equity in loss of unconsolidated entity	2,565	0.01	(15,029)	(0.17)	(4,227)	(0.37)
Impairment of collateral pledged to Lehman and
related expenses	(69,074)	(0.34)	-	-	-	-
Other non-interest income	981	0.01	2,755	0.03	(1,133)	(0.10)
Employees' compensation and benefits	(4,945)	(0.02)	(7,135)	(0.08)	2,651	0.23
National gross receipts tax	(5,904)	(0.03)	-	-	-	-
Deposit insurance premium	3,602	0.02	6,080	0.07	6,689	0.59
Net loss on REO operations	(15,517)	(0.07)	(91)	-	5,148	0.46
Outsourcing technology services	(9,199)	(0.04)	(1,560)	(0.02)	(829)	(0.07)
Other professional fees	(3,256)	(0.02)	(446)	-	(154)	(0.01)
Credit and debit processing expenses	(6,904)	(0.03)	(4,932)	(0.06)	96	0.01
Credit card processing platform conversion costs	(1,715)	(0.01)	-	-	-	-
Branch consolidation and other restructuring expenses	(1,421)	(0.01)	-	-	-	-
Secondary offering costs	(1,669)	(0.01)	-	-	-	-
Terminated preferred stock exchange offer	(1,333)	(0.01)	-	-	-	-
Bulk sales expenses	(8,840)	(0.04)	-	-	-	-
Provision for off-balance sheet exposures	(1,471)	(0.01)	(4,315)	(0.05)	13,293	1.18
Contingency adjustment-tax credits	2,489	0.01	(2,489)	(0.03)	-	-
All other operating expenses	(2,091)	(0.01)	(1,941)	(0.02)	1,210	0.10
Income tax provision	768	-	3,390	0.04	93,819	8.30

Net (loss) income before changes in preferred stock
dividends, preferred discount amortization and
change in average common shares	(164,487)	(0.80)	307,777	3.43	320,031	28.31
Change in preferred dividends and preferred discount
amortization	-	-	-	-	38,246	3.38
Favorable impact from issuing common stock in the
conversion of the Series G Preferred Stock	-	-	(277,995)	(3.10)	277,995	24.58
Favorable impact from issuing common stock in exchange
for Series A through E Preferred Stock	-	-	-	-	(385,387)	(34.07)
Favorable impact from issuing Series G Preferred Stock
in exchange for Series F Preferred Stock	-	-	-	-	(55,122)	(4.87)
Change in average common shares (1)	-	-	-	(0.19)	-	(15.15)
Net (loss) income attributable to common stockholders	$(164,487)	$(0.80)	$29,782	$0.14	$195,763	$2.18

The key drivers of the Corporation’s financial results for the year ended December 31, 2013 include the following:

•      Net interest income for the year ended December 31, 2013 was $514.9 million compared to $461.7 million and $393.5 million for the years ended December 31, 2012 and 2011, respectively.  The increase for 2013 compared to 2012 was driven by a 42 basis points reduction in the average cost of funding achieved through lower deposit pricing (mainly brokered CDs), improved deposit mix, and the maturity of high-cost borrowings.  In addition, the net interest income and margin were favorably impacted by a higher average volume of U.S. agency MBS.  The net interest margin, excluding fair value adjustments, increased 47 basis points to 4.10% for the year ended December 31, 2013 compared to 2012 as it was favorably impacted by the aforementioned items as well as the reduction in non-performing loans and the full-year contribution of the credit card portfolio acquired from  FIA Card Services (“FIA”) in late May 2012.  For a definition and reconciliation of this non-GAAP measure, refer to “Net Interest Income” below.

The increase for 2012 compared to 2011 was driven by an improvement of 81 basis points in the net interest margin, excluding fair value adjustments to 3.63%.  The improvement in the net interest margin was primarily due to: (i) a decrease of 46 basis points in the average cost of funding achieved through lower deposit pricing, an improved deposit mix, and the maturity of high cost borrowings, and (ii) the contribution of the $406 million credit cards portfolio acquired from FIA in late May 2012.  This purchase increased the average balance of consumer loans by approximately $214.3 million and contributed $41.9 million to interest income, including $6.6 million related to the discount accretion recorded as an adjustment to the yield on the purchased portfolio. The interest income recognized on credit cards was the main driver for the 36 basis points increase in the yield of total earning assets.

•      The provision for loan and lease losses for 2013 was $243.8 million compared to $120.5 million and $236.3 million for 2012 and 2011, respectively.  The provision for the year ended December 31, 2013 includes a charge of $132.0 million related to the bulk sales of adversely classified and non-performing assets and the transfer of certain construction and commercial loans to held for sale in the first half of 2013.  Excluding the impact of the bulk sales of assets and the transfer of loans to held for sale, the provision for loan and lease losses for the year ended December 31, 2013 was $111.7 million, a decrease of $8.8 million compared to 2012. The decrease was mainly attributable to a reduction in charges to specific reserves for commercial and construction loans commensurate with the decline in the level of impaired and adversely classified loans, particularly higher charges in 2012 related to a construction loan in the Virgin Islands that was transferred to held for sale in 2013.  In addition, the decrease was attributable to lower provision requirements for the Puerto Rico residential mortgage loan portfolio driven by lower charge-offs, an improved portfolio composition following the bulk sale of non-performing residential assets, and the impact in 2012 of adjustments to loss factors that were reflective of market conditions, including assumptions regarding loss severities that took into consideration qualitative and quantitative factors such as loan resolution and liquidation strategies and average time for liquidation, partially offset by an increase in the provision for consumer loans.

The Corporation completed two bulk sales of assets in the first half of 2013, including: (i) a bulk sale of non-performing residential mortgage loans with a book value of $203.8 million and OREO properties with a book value of $19.2 million, completed in the second quarter of 2013, and (ii) a bulk sale of adversely classified assets, mainly commercial and construction loans, with a book value of $211.4 million and OREO properties with a book value of $6.3 million, completed in the first quarter of 2013.  In addition, during the first quarter of 2013, the Corporation transferred to held for sale non-performing loans with an aggregate book value of $181.6 million.  The following table shows the impact of the bulk sales on net charge-offs, provision for loan and lease losses, and non-interest expenses for the year ended December 31, 2013:

(Dollars in thousands)	As Reported (GAAP)	Bulk Sales Transaction Impact	Loans Transferred To Held For Sale Impact	Excluding Bulk Sales and Loans Transferred To Held For Sale Impact (Non-GAAP)

2013

Total net charge-offs	$393,307	$196,491	$35,953	$160,863
Total net charge-offs to average loans	4.01%			1.68%
Residential mortgage	127,999	98,972	-	29,027
Residential mortgage loans net charge-offs to
average loans	4.77%			1.13%
Commercial mortgage	62,602	40,057	14,553	7,992
Commercial mortgage loans net charge-offs to
average loans	3.44%			0.45%
Commercial and Industrial	105,213	44,678	-	60,535
Commercial and Industrial loans net charge-offs
to average loans	3.52%			2.04%
Construction	41,247	12,784	21,400	7,063
Construction loans net charge-offs to average loans	15.11%			2.91%
Provision for loan and lease losses	$243,751	$126,780	$5,222	$111,749
Residential mortgage	92,755	68,838	-	23,917
Commercial Mortgage	38,048	29,753	(1,033)	9,328
Commercial & Industrial	43,608	20,766	-	22,842
Construction	15,461	7,423	6,255	1,783
Non-interest expenses	$415,028	$8,840	$-	$406,188
Professional fees	47,952	6,938	-	41,014
Net loss on OREO operations	42,512	1,879	-	40,633
Other expenses	29,983	23	-	29,960

The decrease for 2012, compared to 2011, was primarily driven by reduced charges to specific reserves for impaired loans driven by a lower migration of loans to non-performing and/or adversely classified categories commensurate with lower loss rates due to improvements in charge-off trends and the overall reduction in the size of the portfolio. A lower provision was reflected in all major loan categories, except for consumer loans.

Net charge-offs totaled $393.3 million for the year ended December 31, 2013, or 4.01% of average loans, including $232.4 million of net charge-offs related to the bulk sales of adversely classified and non-performing loans and the transfer of certain loans to held for sale in 2013.  Excluding the impact of charge-offs related to the bulk sales and the transfer of loans to held for sale, total net charge-offs for 2013 were $160.9 million, or 1.68% of average loans, compared to $179.0 million, or 1.74% of average loans in 2012, and $295.5 million, or 2.68% of average loans in 2011.  The decrease was mainly driven by credit quality improvement primarily achieved through the sales of adversely classified and non-performing loans.  The provision for loan and lease losses and net charge-offs, excluding the impact of the bulk sales of assets and the transfer of loans to held for sale are Non-GAAP measures; refer to “Basis of Presentation” discussion below for additional information. Also refer to the discussions under “Provision for loan and lease losses” and “Risk Management” below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios.

•         The Corporation recorded a non-interest loss of $15.5 million for the year ended December 31, 2013 compared to non-interest income of $49.4 million and $108.0 million  for the years ended December 31, 2012 and 2011, respectively. The decrease in 2013, compared to 2012, was mainly related to the $66.6 million write-off of the collateral pledged to Lehman. Excluding the impact of the Lehman collateral write-off, non-interest income totaled $51.1 million, an increase of $1.7 million when compared to 2012.  The increase was mainly related to a lower loss on the investment in the unconsolidated entity to which the Corporation sold loans in 2011.  The Corporation recorded $16.7 million of equity in loss of unconsolidated entity in 2013 compared to a loss of $19.3 million in 2012.  Other positive variances include: (i) a $1.8 million reduction in other-than-temporary impairments on available-for-sale debt and equity securities, (ii) higher ATM and POS interchange fees as well as merchant fees, an increase of approximately $4.6 million, and (iii) an increase of $0.4 million in insurance income.  These positive variances were partially offset by, among other things,: (i) a $3.1 million decrease in revenues from the mortgage banking business mainly due to lower profit margins on sales and securitizations of residential mortgage loans, partially offset by an increase in servicing fees and a decrease in the valuation allowance on servicing assets, (ii) lower of cost or market adjustments on commercial and construction loans held for sale that resulted in a charge of $2.0 million in 2013, mainly related to the restructuring of a commercial mortgage loan held for sale in which the Corporation received certain properties in partial satisfaction of a debt arrangement, and (iii) a $2.5 million decrease in income from broker-dealer activities due to fewer transactions closed in 2013.  Refer to “Non-Interest Income” discussion below for additional information.

The decrease in 2012, compared to 2011, was driven by the deleveraging strategies executed in 2011, including a $40.6 million gain on sales of investments, mainly MBS, and a $12.1 million gain recorded for completed bulk sales of approximately $518 million of performing residential mortgage loans to another financial institution.  In addition, equity in loss of the unconsolidated entity of approximately $19.3 million was recorded in 2012, a negative variance of $15.0 million compared to a loss of $4.2 million in 2011. These factors were partially offset by $7.2 million in interchange and other related fees earned on the credit cards portfolio acquired in late May 2012.

•         Non-interest expenses for 2013 were $415.0 million compared to $354.9 million and $338.1 million for 2012 and 2011, respectively.  The increase in non-interest expenses for 2013, as compared to 2012, was principally due to credit-related expenses including: (i) a $17.4 million increase in net losses on OREO operations mainly due to a $16.7 million increase in write-downs to the value of OREO properties, mainly income-producing commercial properties in both the Virgin Islands and Puerto Rico, and a $1.9 million loss on the sale of certain OREO properties as part of the bulk sale of non-performing residential assets completed in the second quarter of 2013, and (ii) increases of approximately $6.9 million in professional fees related to the bulk sales of assets and $2.6 million of professional fees related to attorneys’ loan collection fees, appraisals and other credit related fees.  Other increases in non-interest expenses include: (i) an $8.6 million increase in credit and debit cards processing expenses, reflecting the full-year impact of expenses associated with the credit card portfolio acquired in late May 2012 as well as $1.7 million of costs related to the conversion of the credit card processing platform, (ii) a $9.2 million increase in fees related to the outsourcing of technology services attributable to a multi-year technology outsourcing agreement executed by the Corporation at the beginning of the second quarter of 2013, (iii) a $5.9 million charge related to the new Puerto Rico national gross receipts tax, (iv) a $5.4 million increase in employees’ compensation and benefits, (v) a $2.8 million increase in the amortization of intangible assets, mainly related to the purchased credit card relationship intangible asset, and (vi) non-recurring expenses of $1.7 million of costs associated with the common stock offering by certain of the Corporation’s existing stockholders, and $1.2 million associated with a terminated preferred stock exchange offer. These increases were partially offset by a $3.6 million decrease in the deposit insurance premium expense. Refer to “Non-Interest Expenses” discussion below for additional information.

The increase in non-interest expenses for 2012, as compared to 2011, was principally due to: (i) a $10.4 million increase in expenses related to the credit card portfolio acquired in late May 2012, (ii) a $7.1 million increase in employees’ compensation and benefits mainly due to the filling of vacant positions including several managerial and supervisory positions as well as higher incentive compensation expense, (iii) a $4.3 million negative variance in the provision for off-balance-sheet exposures, mainly for unfunded loan commitments and letters of credit (lower reserve releases in 2012), and (iv) a $2.5 million non-recurring charge associated with a contingency adjustment related to the collectibility of certain tax credits.  These increases were partially offset by a $6.1 million decrease in the deposit insurance premium mainly resulting from the decrease in the Bank’s average assets and the improved capital position.

•         For 2013, the Corporation recorded an income tax expense of $5.2 million compared to $5.9 million and $9.3 million in 2012 and 2011, respectively.  The decrease in 2013, compared to 2012, was mainly related to a $3.0 million income tax credit available to the Corporation, or 50% of the new Puerto Rico national gross receipts tax liability, and a $1.3 million benefit due to the increase in the deferred tax assets of profitable subsidiaries resulting from an increase in the statutory tax rates from 30% to 39%, partially offset by a $3.2 million increase in reserves for uncertain tax positions and related accrued interest. Refer to “Income Taxes” discussion below for additional information, including information about amendments to the Puerto Rico Internal Revenue Code.

The reduction in 2012, compared to 2011, was mainly related to a reduction in deferred tax assets of profitable subsidiaries in 2011 due to a reduction in statutory tax rates and the recognition in 2011 of an Unrecognized Tax Benefit (“UTB”) liability of $3.2 million, including accrued interest.

•         As of December 31, 2013, total assets were $12.7 billion, a decrease of $442.8 million, or 3%, from December 31, 2012. The decrease was mainly related to a $427.4 million decrease in total loans and a $25.6 million decrease in the OREO inventory. This decrease was driven by the two bulk sales of adversely classified and non performing assets completed during the first and second quarters of 2013 that aggregated $415.2 million of loans and $25.5 million of OREO properties, the individual sale of a non-performing commercial mortgage loan with a book value of $40.8 million and the repayment of a $35.6 million commercial loan in the third quarter of 2013. The decrease in total assets was also attributable to a decline of $291.2 million in cash and cash equivalents, the $66.6 million write-off of the collateral pledged to Lehman, and a $16.7 million decrease in the carrying value of the investment in the unconsolidated entity to which the Corporation sold loans in 2011. These decreases were partially offset by a $247.2 million increase in the available-for-sale investment securities portfolio, led by purchases of 15-20 year U.S. agency MBS during 2013, and a $149.6 million reduction in the total allowance for loan and lease losses. Refer to the “Financial Condition and Operating Data” discussion below for additional information.

•         As of December 31, 2013, total liabilities were $11.4 billion, a decrease of $173.7 million, from December 31, 2012.  The decrease was mainly related to the repayment of $208.4 million of matured FHLB advances and a $232.4 million decrease in brokered CDs. This was partially offset by an increase of $247.8 million in non-brokered deposits and a $19.3 million increase in accounts payable and other liabilities mainly due to increases in accrued expenses primarily related to payroll and benefits, the national gross receipts tax, and the increase in reserves for uncertain tax positions. Refer to the “Risk Management – Liquidity and Capital Adequacy” discussion below for additional information about the Corporation’s funding sources.

•         As of December 31, 2013, the Corporation’s stockholders’ equity was $1.2 billion, a decrease of $269.2 million from December 31, 2012.  The decrease was mainly driven by the net loss of $164.5 million for the year ended December 31, 2013 and a $107.2 million decrease in other comprehensive income due to unrealized losses on available-for-sale MBS attributable to changes in market interest rates and a decrease in the fair value of Puerto Rico Government obligations.  The Corporation’s Total Capital, Tier 1 Capital and Leverage ratios decreased to 17.06%, 15.78% and 11.71%, respectively, from 17.82%, 16.51% and 12.60%, respectively, as of December 31, 2012. Meanwhile, FirstBank’s Total Capital, Tier 1 Capital and Leverage ratios as of December 31, 2013 were 16.67%, 15.40% and 11.44%, respectively, as compared to 17.35%, 16.04% and 12.25%, respectively, as of December 31, 2012.  In addition, the Corporation’s tangible common equity ratio decreased to 8.71% as of December 31, 2013, from 10.44% as of December 31, 2012, and the Tier 1 common equity to risk-weighted assets ratio decreased to 12.72% as of December 31, 2013 from 13.61% as of December 31, 2012. All ratios were adversely impacted by the losses on the bulk sales and the transfer of certain loans to held for sale and the impairment of the collateral pledged to Lehman, discussed above.  Refer to the “Risk Management – Capital” section below for additional information including further information about these non-GAAP financial measures and recent regulatory capital changes. Although all the regulatory capital ratios exceeded the established “well capitalized” levels, as well as the minimum capital ratios required by the FDIC Order, as of December 31, 2013, FirstBank cannot be treated as a “well-capitalized” institution since it is still subject to the FDIC Order.

•         Total loan production, including purchases, refinancings and draws from existing revolving and non-revolving commitments, was $3.4 billion for the year ended December 31, 2013, excluding the utilization activity on outstanding credit cards, compared to $2.8 billion, for 2012.  The increase in loan production was mainly related to disbursements on credit facilities granted to government entities, primarily in Puerto Rico, higher production of commercial loans in Florida, and an increase in residential mortgage and auto loan originations.

•         Total non-performing loans, including non-performing loans held for sale, were $550.4 million as of December 31, 2013, a decrease of $427.5 million, or 43%, from December 31, 2012. This reduction primarily reflects an aggregate of $382.5 million of non-performing loans sold as part of the bulk sales of assets completed in the first and second quarters of 2013, and the individual sale of a $40.8 million non-performing commercial mortgage loan.  Foreclosures on the collateral underlying problem loans with corresponding transfers to the OREO portfolio and charge-offs also contributed to the decrease.

•         Total non-performing assets were $725.4 million as of December 31, 2013, a decrease of $512.8 million, or 41%, from December 31, 2012.  The decrease was driven by the aforementioned sales of non-performing loans, a decrease of $25.6 million in OREO, and the $66.6 million write-off of the collateral pledged to Lehman. The ratio of non-performing assets to total assets decreased to 5.73% as of December 31, 2013 from 9.45% as of December 31, 2012. Refer to the “Risk Management - Non-accruing and Non-performing Assets” section below for additional information.

Critical Accounting Policies and Practices

The accounting principles of the Corporation and the methods of applying these principles conform to GAAP. The Corporation’s critical accounting policies relate to the 1) allowance for loan and lease losses; 2) other than temporary impairments (“OTTIs”); 3) income taxes; 4) classification and values of investment securities; 5) valuation of financial instruments; 6) income recognition on loans, 7) loan acquisitions, 8) loans held for sale, and 9) equity method accounting for investment in the unconsolidated entity. These critical accounting policies involve judgments, estimates and assumptions made by management that affect the amounts recorded for assets and liabilities and for contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimates, if different assumptions or conditions prevail. Certain determinations inherently require greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than those originally reported.

Allowance for Loan and Lease Losses

The Corporation maintains the allowance for loan and lease losses at a level considered adequate to absorb losses currently inherent in the loan and lease portfolio. The Corporation does not maintain an allowance for held-for-sale loans or purchased-credit impaired (“PCI”) loans that are performing in accordance with or better than expectations as of the date of acquisition, as the fair values of these loans already reflects a credit component. The allowance for loan and lease losses provides for probable losses that have been identified with specific valuation allowances for individually evaluated impaired loans and for probable losses believed to be inherent in the loan portfolio that have not been specifically identified. The determination of the allowance for loan and lease losses requires significant estimates, including the timing and amounts of expected future cash flows on impaired loans, consideration of current economic conditions, and historical loss experience pertaining to the portfolios and pools of homogeneous loans, all of which may be susceptible to change.

The Corporation aggregates loans with similar credit risk characteristics into portfolio segments: commercial mortgage, construction, commercial and industrial, residential mortgage, and consumer loans. Classes are usually disaggregations of the portfolio segments. The classes within the residential mortgage segment are residential mortgages guaranteed by the U.S. government and other loans.  The classes within the consumer portfolio are: auto, finance leases, and other consumer loans. Other consumer loans mainly include unsecured personal loans, credit cards, home equity lines, lines of credits, and marine financing. The classes within the construction loan portfolio are: land loans, construction of commercial projects, and construction of residential projects. The commercial mortgage and commercial and industrial segments are not further segmented into classes. The adequacy of the allowance for loan and lease losses is based on judgments related to the credit quality of the loan portfolio. These judgments consider ongoing evaluations of the loan portfolio, including such factors as the economic risks associated with each loan class, the financial condition of specific borrowers, the level of delinquent loans, historical loss experience, the value of any collateral and, where applicable, the existence of any guarantees or other documented support.  In addition to the general economic conditions and other factors described above, additional factors also considered include the internal risk ratings assigned to the loan.  Internal risk ratings are assigned to each commercial loan at the time of approval and are subject to subsequent periodic review by the Corporation's senior management. The allowance for loan and lease losses is reviewed on a quarterly basis as part of the Corporation’s continued evaluation of its asset quality.

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

For all other loans, which include small, homogeneous loans, such as auto loans, all classes in the consumer loan portfolio, residential mortgages in amounts under $1 million and commercial and construction loans not considered impaired, the Corporation maintains a general valuation allowance established through a process that begins with estimates of incurred losses based upon various statistical analyses. The general reserve is primarily determined by applying loss factors according to the loan type and assigned risk category (pass, special mention, and substandard not considered impaired; all doubtful loans are considered impaired).

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

The non-PCI portion of the credit card portfolio acquired from FIA in 2012 was recorded at the fair value on the acquisition date of $353.2 million, net of a discount of $18.2 million. The discount at acquisition is attributable to uncertainties in the cash flows of this portfolio based on an estimation of inherent credit losses. As previously discussed, the discount recorded at acquisition is accreted and recognized in interest income over the period in which substantially all of the inherent losses associated with the non-PCI loans at the acquisition date were estimated to occur. Subsequent to acquisition, the Corporation evaluates its estimate of embedded losses on a quarterly basis. The allowance for non-PCI loans acquired is determined considering the outstanding balance of the portfolio net of the unaccreted discount. To the extent the required allowance exceeds the unaccreted discount, a provision is required. The provision recorded during 2012 and 2013 relates to new purchases on these non-PCI credit card loans and to the allowance methodology described above. The provision in 2012 and 2013 was not related to changes in expected loan losses assumed in the accounting for the acquisition of the portfolio. In the case of the PCI portion of the portfolio acquired from FIA, recorded at the fair value on the acquisition date of $15.7 million (and having an unpaid principal and interest balance of $34.6 million), the accounting guidance prohibits the carryover or creation of valuation allowances in the initial accounting for impaired loans acquired in a transfer. Subsequent to acquisition, decreases in expected principal cash flows of PCI loans due to further credit deterioration will generally result in an impairment charge recognized in the Corporation’s provision for loan and lease losses, resulting in an increase to the allowance for loan losses. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loans.

The residential mortgage pools cash flow analyses are performed at the individual loan level and then aggregated to the pool level in determining the overall expected loss ratio. The model applies risk-adjusted prepayment curves, default curves, and severity curves to each loan in the pool. For loan restructuring pools, the present value of expected future cash flows under new terms, at the loan’s effective interest rate, are taken into consideration. Additionally, the default risk and prepayments related to loan restructurings are based on, among other things, the historical experience of these loans. Loss severity is affected by the expected house price scenario, which is based in part on recent house price trends. Default curves are used in the model to determine expected delinquency levels. The risk-adjusted timing of liquidations and associated costs are used in the model, and are risk-adjusted for the geographic area in which each property is located (Puerto Rico, Florida, or the Virgin Islands). For residential mortgage loans, the determination of reserves includes the incorporation of updated loss factors applicable to loans expected to liquidate over the next twelve months, considering the expected realization of similarly valued assets at disposition. The allowance determination for residential mortgage loans also takes into consideration other qualitative factors, such as changes in business strategies, including loan resolution and liquidation procedures that might result in an overall adjustment applied to this portfolio segment.

For commercial loans, including construction loans, the general reserve is based on historical loss ratios supplemented by management judgment and interpretation. The loss ratios are derived from a migration analysis, which tracks the historical net charge-offs experienced over a historical 24-month loss period on loans according to their internal risk rating, applying adjustments, as necessary, to each loss rate based on assessments of recent loss ratio trends (12 months).  Historical loss rates may be adjusted for certain qualitative factors that, in management’s judgment, are necessary to reflect losses inherent in the portfolio. Qualitative factors that management considers in the general reserve analysis include general economic conditions, and geographic trends impacting expected losses, collateral value trends, asset quality trends, concentrations, risk management and loan administration, and changes in lending practices. The methodology of accounting for all probable losses in loans not individually measured for impairment purposes is made in accordance with authoritative accounting guidance that requires that losses be accrued when they are probable of occurring and estimable.

Charge-off of Uncollectible Loans - Net charge-offs consist of the unpaid principal balances of loans held for investment that the Corporation determines are uncollectible, net of recovered amounts. Charge-offs are recorded as a reduction to the allowance for loan and lease losses and subsequent recoveries of previously charged off amounts are credited to the allowance for loan and lease losses. Collateral dependent loans in the construction, commercial mortgage, and commercial and industrial loan portfolios are charged off to their fair value when loans are considered impaired.  Within the consumer loan portfolio, loans in the auto and finance leases are reserved once they are 120 days delinquent and are charged off to their estimated net realizable value when collateral deficiency is deemed uncollectible (i.e., when foreclosure/repossession is probable) or when the loan is 365 days past due.  Within the other consumer loans class, closed-end loans are charged off when payments are 120 days in arrears and open-end (revolving credit) consumer loans, including credit card loans, are charged off when payments are 180 days in arrears. On a quarterly basis, residential mortgage loans that are 120 days delinquent and have a loan-to-value ratio that is higher than 60% are charged-off to their fair value when there is a collateral deficiency. Generally, all loans may be charged off or written down to the fair value of the collateral prior to the policies described above if a loss-confirming event occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, or receipt of an asset valuation indicating a collateral deficiency when the asset is the sole source of repayment. The Corporation does not record charge-offs on PCI loans that are performing in accordance with or better than expectations as of the date of acquisition, as the fair value of these loans already reflects a credit component. The Corporation records charge-offs on PCI loans only if actual losses exceed estimated losses incorporated into the fair value recorded at acquisition.

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

The impairment analysis of equity securities is performed and reviewed on an ongoing basis based on the latest financial information and any supporting research report made by a major brokerage firm.  This analysis is very subjective and based, among other things, on relevant financial data such as capitalization, cash flow, liquidity, systematic risk, and debt outstanding of the issuer. Management also considers the issuer’s industry trends, the historical performance of the stock, credit ratings, as well as the Corporation’s intent to hold the security for an extended period.   If management believes there is a low probability of recovering book value in a reasonable time frame, it records an impairment by writing the security down to market value. As previously mentioned, equity securities are monitored on an ongoing basis but special attention is given to those securities that have experienced a decline in fair value for six months or more.  An impairment charge is generally recognized when the fair value of an equity security has remained significantly below cost for a period of 12 consecutive months or more.

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

The determination of deferred tax expense or benefit is based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of the Corporation’s net deferred tax asset assumes that the Corporation will be able to generate sufficient future taxable income based on estimates and assumptions. If these estimates and related assumptions change, the Corporation may be required to record valuation allowances against its deferred tax asset resulting in additional income tax expense in the consolidated statements of income. Management evaluates its deferred tax asset on a quarterly basis and assesses the need for a valuation allowance, if any. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax asset will not be realized. Changes in the valuation allowance from period to period are included in the Corporation’s tax provision in the period of change (see Note 24 to the Corporation’s audited financial statements for the year ended December 31, 2013 included in Item 8 of this Form 10-K).

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

Under the Puerto Rico Internal Revenue Code of 2011, as amended (the “2011 PR Code”), the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file a consolidated tax return and, thus, the Corporation is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a NOL, a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable carryforward period.  In the case of losses incurred during tax years that commenced after December 31, 2004 and ended before January 1, 2013, the carryforward period is extended to 12 years.  The carryover period for a NOL incurred during taxable years commencing after December 31, 2012 is 10 years. The 2011 PR Code provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations.

Under the 2011 PR Code, First BanCorp. is subject to a maximum statutory tax rate of 39%. The 2011 PR Code also includes an alternative minimum tax of 30% that applies if the Corporation’s regular income tax liability is less than the alternative minimum tax requirements. Prior to the approval of Act No. 40 (“Act 40”), known as the “Tax Burden Adjustment and Redistribution Act,” which amended the 2011 PR Code as explained below, First Bancorp.’s maximum statutory tax rate was 30% for the years that ended December 31, 2012 and 2011.

The Corporation has maintained an effective tax rate lower that the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through an IBE of the Bank and through the Bank’s subsidiary, FirstBank Overseas Corporation, whose interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation except for tax years that commenced after December 31, 2008 and before January 1, 2012, for which Act No. 7 imposed a special 5% tax on all IBEs. The IBE and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico. IBEs that operate as a unit of a bank pay income taxes at normal rates to the extent that the IBE’s net income exceeds 20% of the bank’s total net taxable income.

On June 30, 2013, the Puerto Rico government approved Act 40, which amended the 2011 PR Code, and Act 46, which changes the sales and use tax regime. The main provisions of Act 40 that impacted financial institutions include:

(i)                   A new national gross receipts tax that in the case of financial institutions is 1% of gross income that is not deductible for purposes of computing net taxable income and is not part of the alternative minimum tax (“AMT”).  This provision was retroactive to January 1, 2013.  An expense of $5.9 million was recorded during the year 2013 related to the national gross receipts tax.  This expense is included as part of “Taxes, other than income taxes” in the consolidated statement of (loss) income.  Subject to certain limitations, a financial institution will be able to claim a credit of 0.5% of its gross income against its regular income tax or the alternative minimum tax. A $3.0 million benefit related to this credit was recorded as a reduction to the provision for income taxes in 2013.

(ii)                 A decrease in the deduction available to corporations for the computation of the additional surtax from $750,000 to $25,000 and a change in the surtax rate to rates that range from 5% to 19%, resulting in an increase in the maximum statutory tax rate from 30% to 39%.  This provision was also retroactive to January 1, 2013. The effect on operating results in 2013 related to these changes was a net benefit of approximately $1.3 million, mainly due to the increase in the deferred tax asset of profitable subsidiaries.   The deferred tax valuation allowance increased to $522.7 million as of December 31, 2013 from $359.9 million at December 31, 2012 as a result of changes in tax rates and operating results for the year.

(iii)                A higher AMT rate (30% of the alternative minimum net income, as compared to 20% previously) and various parallel computations required to be made before determining whether an AMT liability exists.  This change did not have an impact on the Corporation’s provision for income taxes recorded in 2013.

(iv)               The NOL carryover period increased from 10 years to 12 years for losses incurred in taxable years that commenced after December 31, 2004 and ended before January 1, 2013.  The carryover period for NOLs incurred during taxable years commencing after December 31, 2012 is 10 years. The NOL deduction is now limited to 90% of taxable income for regular income tax purposes and 80% for AMT purposes.

The significant changes to the sales and use tax regime include adjustments to the business to business exclusion.  The business to business exclusion applicable to services rendered from one registered business to another registered business remains in effect, except for certain services that will be taxable including, among others, service charges imposed by financial institutions on other businesses (commercial clients), collection services, repairs and maintenance services related to real and personal property, and computer programming including modifications to previously designed systems.  The sales and use tax provisions were effective beginning on July 1, 2013.

In addition, on October 14, 2013, Act 117 implemented technical amendments to various income tax laws, including the 2011 PR Code.  The main provisions of Act 117 that impacted financial institutions are the exemption from the imposition of the national gross receipts tax on foreign source income and the temporary requirement of an estimated tax payment in mid-October.  On November 26, 2013, Act No.36 was enacted to, among other things, require the payment of estimated taxes related to personal property tax returns. These amendment of Act No. 36 will be effective during the year 2014.

The authoritative accounting guidance prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of income tax uncertainties with respect to positions taken or expected to be taken on income tax returns.  Under this guidance, income tax benefits are recognized and measured based upon a two-step analysis: 1) a tax position must be more likely than not to be sustained based solely on its technical merits in order to be recognized, and 2) the benefit is measured as the largest dollar amount of that position that is more likely than not to be sustained upon settlement. The difference between the benefit recognized under this analysis and the tax benefit claimed on a tax return is referred to as an UTB.  The Corporation classifies interest and penalties, if any, related to UTBs as components of income tax expense.  Refer to Note 24 of the Corporation’s audited financial statements for the year ended December 31, 2013 included in Item 8 of this Form 10-K for further information related to this accounting guidance.

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

Valuation of financial instruments

The measurement of fair value is fundamental to the Corporation’s presentation of its financial condition and results of operations. The Corporation holds fixed income and equity securities, derivatives, investments, and other financial instruments at fair value. The Corporation holds its investments and liabilities mainly to manage liquidity needs and interest rate risks. A significant part of the Corporation’s total assets is reflected at fair value on the Corporation’s financial statements.

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

   Under the fair value accounting guidance, an entity has the irrevocable option to elect, on a contract-by-contract basis, to measure certain financial assets and liabilities at fair value at inception of the contract, and thereafter, to reflect any changes in fair value in current earnings. The Corporation did not make any fair value option election as of December 31, 2013 or 2012.

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

Private label MBS are collateralized by fixed-rate mortgages on single-family residential properties in the United States; the interest rate on the securities is variable, tied to 3-month LIBOR and limited to the weighted average coupon of the underlying collateral. The market valuation represents the estimated net cash flows over the projected life of the pool of underlying assets applying a discount rate that reflects market observed floating spreads over LIBOR, with a widening spread based on a nonrated security. The market valuation is derived from a model that utilizes relevant assumptions such as the prepayment rate, default rate, and loss severity on a loan level basis. The Corporation modeled the cash flow from the fixed-rate mortgage collateral using a static cash flow analysis according to collateral attributes of the underlying mortgage pool (i.e., loan term, current balance, note rate, rate adjustment type, rate adjustment frequency, rate caps, and others) in combination with prepayment forecasts obtained from a commercially available prepayment model (ADCO). The variable cash flow of the security is modeled using the 3-month LIBOR forward curve. Loss assumptions were driven by the combination of default and loss severity estimates, taking into account loan credit characteristics (loan-to-value, state, origination date, property type, occupancy loan purpose, documentation type, debt-to-income ratio, and other) to provide an estimate of default and loss severity. Refer to Note 4 to the Corporation’s audited financial statements for the year ended December 31, 2013 included in item 8 of this form 10-K for additional information about assumptions used in the valuation of private label MBS.

Derivative instruments

The fair value of most of the Corporation’s derivative instruments is based on observable market parameters and takes into consideration the credit risk component of paying counterparties when appropriate, except when collateral is pledged. That is, on interest rate swaps, the credit risk of both counterparties is included in the valuation; and, on options and caps, only the seller's credit risk is considered.  The derivative instruments, namely swaps and caps, were valued using a discounted cash flow approach using the related LIBOR and swap rate for each cash flow. Derivatives include interest rate swaps used for protection against rising interest rates. For these interest rate swaps, a credit component was not considered in the valuation since the Corporation has fully collateralized with investment securities any marked-to-market loss with the counterparty and, if there were market gains, the counterparty had to deliver collateral to the Corporation.

Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments in 2013 was immaterial.

Income Recognition on Loans

Loans that the Corporation has the ability and intent to hold for the foreseeable future are classified as held for investment. The substantial majority of the Corporation’s loans are classified as held for investment. Loans are stated at the principal outstanding balance, net of unearned interest, cumulative charge-offs, unamortized deferred origination fees and costs, and unamortized premiums and discounts. Fees collected and costs incurred in the origination of new loans are deferred and amortized using the interest method or a method that approximates the interest method over the term of the loan as an adjustment to interest yield. Unearned interest on certain personal and auto loans and finance leases and discounts and premiums are recognized as income under a method that approximates the interest method. When a loan is paid off or sold, any unamortized net deferred fee (cost) is credited (charged) to income. Credit card loans are reported at their outstanding unpaid principal balance plus uncollected billed interest and fees net of amounts deemed uncollectible. PCI loans are reported net of any remaining purchase accounting adjustments. See “Loans acquired” below for the accounting policy for PCI loans.

Non-Performing and Past-Due Loans - Loans on which the recognition of interest income has been discontinued are designated as non-performing.  Loans are classified as non-performing when interest and principal have not been received for a period of 90 days or more, with the exception of residential mortgage loans guaranteed by the FHA or the VA and credit cards. It is the Corporation’s policy to report delinquent mortgage loans insured by the FHA or guaranteed by the VA as loans past due 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. However, the Corporation discontinues the recognition of income for FHA/VA loans when such loans are over 18 months delinquent. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), credit card loans are generally charged off in the period in which the account becomes 180 days past due. Credit card loans continue to accrue finance charges and fees until charge off at 180 days. Loans generally may be placed on non-performing status prior to when required by the policies described above when there are doubts about the potential to collect all of the principal based on collateral deficiencies or, in other situations, when collection of all of the principal or interest is not expected due to deterioration in the financial condition of the borrower. When a loan is placed on non-performing status, any accrued but uncollected interest income is reversed and charged against interest income. In the case of credit card loans, the Corporation generally continues to accrue interest and fees on delinquent loans until the loans are charged off. Interest income on non-performing loans is recognized only to the extent it is received in cash. However, when there is doubt regarding the ultimate collectibility of loan principal, all cash thereafter received is applied to reduce the carrying value of such loans (i.e., the cost recovery method). Generally, the Corporation returns a loan to accrual status when all delinquent interest and principal becomes current under the terms of the loan agreement or when the loan is well secured and in process of collection, and collectibility of the remaining interest and principal is no longer doubtful. Loans that are past due 30 days or more as to principal or interest are considered delinquent, with the exception of residential mortgage, commercial mortgage, and construction loans, which are considered past due when the borrower is in arrears two or more monthly payments.

Impaired Loans - A loan is considered impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the loan agreement. Loans with insignificant delays or insignificant shortfalls in the amounts of payments expected to be collected are not considered to be impaired. The Corporation measures impairment individually for those loans in the construction, commercial mortgage, and commercial and industrial portfolios with a principal balance of $1 million or more, including loans for which a charge-off has been recorded based upon the fair value of the underlying collateral and loans that have been modified in a TDR. The Corporation also evaluates for impairment purposes certain residential mortgage loans and home equity lines of credit with high delinquency and loan-to-value levels. Generally, consumer loans are not individually evaluated for impairment on a regular basis except for impaired marine financing loans in amounts that exceed $1 million, home equity lines with high delinquency and loan-to-value levels and TDRs. Held-for-sale loans are not reported as impaired, as these loans are recorded at the lower of cost or fair value.

A restructuring of a loan constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. TDRs typically result from the Corporation’s loss mitigation activities and residential mortgage loans modified in accordance with guidelines similar to those of the U.S. government’s Home Affordable Mortgage Program, and could include rate reductions, principal forgiveness, forbearance, refinancing of any past-due amounts, including interest, escrow, and late charges and fees, extensions of maturities, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral.

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

In connection with commercial restructurings, the decision to maintain a loan that has been restructured on accrual status is based on a current, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment under the modified terms. This evaluation includes consideration of the borrower’s current capacity to pay, which, among other things, may include a review of the borrower’s current financial statements, an analysis of global cash flow sufficient to pay all debt obligations, and an evaluation of secondary sources of payment from the client and any guarantors. This evaluation also includes an evaluation of the borrower’s current willingness to pay, which may include a review of past payment history, an evaluation of the borrower’s willingness to provide information on a timely basis, and consideration of offers from the borrower to provide additional collateral or guarantor support. The credit evaluation also reflects consideration of the borrower’s future capacity and willingness to pay, which may include evaluation of cash flow projections, consideration of the adequacy of collateral to cover all principal and interest, and trends indicating improving profitability and collectibility of receivables.

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

All individually impaired loans are evaluated for a specific allowance. The Corporation generally measures impairment and the related specific allowance for individually impaired loans based on the difference between the recorded investment of the loan and the present value of the loans’ expected future cash flows, discounted at the effective original interest rate of the loan at the time of modification, or the loan’s observable market price. If the loan is collateral dependent, the Corporation measures impairment based upon the fair value of the underlying collateral, which the Corporation determines based on the current fair value of the collateral less estimated selling costs, instead of discounted cash flows, regardless of whether foreclosure is probable. Loans are identified as collateral dependent if the repayment is expected to be provided solely by the underlying collateral, through liquidation or operation of the collateral. If the fair value of the loan is less than the recorded investment, the Corporation recognizes impairment by either a direct write-down or establishing an allowance for the loan or by adjusting an allowance for the impaired loan. For an impaired loan that is collateral dependent, charge-offs are taken in the period in which the loan, or portion of the loan, is deemed uncollectible, and any portion of the loan not charged off is adversely credit risk rated no worse than substandard.

Loans Acquired

All purchased loans are recorded at fair value at the date of acquisition. Loans acquired with evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Corporation will not collect all contractually required principal and interest payments are considered PCI loans. In connection with the acquisition of an approximate $406 million portfolio of FirstBank-branded credit card loans from FIA Card Services (FIA) in 2012, the Corporation concluded that a portion of such loans were PCI loans. In accounting for PCI loans, the difference between contractually required payments and the cash flows expected to be collected at acquisition, is referred to as the nonaccretable difference. The nonaccretable difference, which is neither accreted into income nor recorded on the consolidated statement of financial condition, reflects estimated future credit losses expected to be incurred over the life of the loans. The excess of cash flows expected to be collected over the estimated fair value of PCI loans is referred to as the accretable yield. This amount is not recorded on the statement of financial condition, but is accreted into interest income over the remaining life of the loans, using the effective-yield method.

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

For acquired loans that are not deemed impaired at acquisition, subsequent to acquisition the Corporation recognizes the difference between the initial fair value at acquisition and the undiscounted expected cash flows in interest income over the period in which substantially all of the inherent losses associated with the non-PCI loans at the acquisition date are estimated to occur.

Loans held for sale

Loans that the Corporation intends to sell or that the Corporation does not have the ability and intent to hold for the foreseeable future are classified as held-for-sale loans. Loans held for sale are stated at the lower-of-cost-or-market.  Generally, the loans held-for-sale portfolio consists of conforming residential mortgage loans that the Corporation intends to sell to GNMA and government sponsored entities such as FNMA and FHLMC. Generally, residential mortgage loans held for sale are valued on an aggregate portfolio basis and the value is primarily derived from quotations based on the mortgage-backed securities market. The amount by which cost exceeds market value in the aggregate portfolio of loans held for sale, if any, is accounted for as a valuation allowance with changes therein included in the determination of net income and reported as part of mortgage banking activities in the consolidated statement of income (loss). The fair value of commercial mortgage and construction loans held for sale is primarily derived from external appraisals with changes in the valuation allowance reported as part of other non-interest income in the consolidated statement of income (loss). In certain circumstances, the Corporation transfers loans to/from held for sale or held for investment based on a change in strategy. In particular, although no decision to sell any portion of its non-performing loan portfolio has been made, the Corporation continues to evaluate options to further reduce non-performing loan levels. These options could include bulk loan sales. If such a change in holding strategy is made, significant adjustments to the loans’ carrying values may be necessary. These loans are transferred to held for sale at the lower of cost or fair value on the date of transfer and establish a new cost basis upon transfer. Write-downs of loans transferred from held for investment to held for sale are recorded as charge-offs at the time of transfer.

Equity method for investments in unconsolidated entities

In connection with a sale of loans with a book value of $269.3 million to CPG/GS completed on February 16, 2011, the Bank received a 35% subordinated interest in CPG/GS. The Corporation accounts for its investment in CPG/GS under the equity method and includes the investment as part of investment in unconsolidated entity in the consolidated statements of financial condition. When applying the equity method, the Corporation follows the HLBV method to determine its share of earnings or losses of the unconsolidated entity. Under the HLBV method, the Corporation determines its share of earnings or losses by determining the difference between its “claim on the entity’s book value” at the end of the period as compared to the beginning of the period. This claim is calculated as the amount the Corporation would receive if the entity were to liquidate all of its assets at recorded amounts determined in accordance with GAAP and distribute the resulting cash to the investors.

Results of Operations

Net Interest Income

Net interest income is the excess of interest earned by First BanCorp. on its interest-earning assets over the interest incurred on its interest-bearing liabilities.  First BanCorp.’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch of the Corporation’s assets and liabilities.  Net interest income for the year ended December 31, 2013 was $514.9 million, compared to $461.7 million and $393.5 million for 2012 and 2011, respectively.  On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments and unrealized gains and losses on liabilities measured at fair value, net interest income for the year ended December 31, 2013 was $527.4 million compared to $466.6 million and $406.0 million for 2012 and 2011, respectively.

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

Part I

	Average volume			Interest income(1) / expense			Average rate(1)
Year Ended December 31,	2013	2012	2011	2013	2012	2011	2013	2012	2011
	(Dollars in thousands)
Interest-earning assets:
Money market and other
short-term investments	$684,074	$640,644	$567,548	$1,927	$1,827	$1,556	0.28%	0.29%	0.27%
Government obligations (2)	338,571	555,364	1,350,505	7,892	9,839	20,992	2.33%	1.77%	1.55%
Mortgage-backed securities	1,666,091	1,182,142	1,181,183	52,841	37,090	44,140	3.17%	3.14%	3.74%
Corporate bonds	-	1,204	2,000	-	76	116	0.00%	6.31%	5.80%
FHLB stock	30,941	35,035	43,676	1,359	1,427	1,885	4.39%	4.07%	4.32%
Equity securities	1,330	1,377	1,377	-	6	1	0.00%	0.44%	0.07%
Total investments (3)	2,721,007	2,415,766	3,146,289	64,019	50,265	68,690	2.35%	2.08%	2.18%

Residential mortgage loans	2,681,753	2,800,647	2,944,367	148,033	150,854	165,502	5.52%	5.39%	5.62%
Construction loans	272,917	388,404	616,980	8,722	10,357	17,026	3.20%	2.67%	2.76%
C&I and commercial
mortgage loans	4,804,608	5,277,593	5,849,444	196,814	214,510	237,410	4.10%	4.06%	4.06%
Finance leases	240,479	239,699	263,403	20,591	20,887	21,879	8.56%	8.71%	8.31%
Consumer loans	1,799,402	1,561,085	1,357,381	220,089	196,293	157,451	12.23%	12.57%	11.60%
Total loans (4)(5)	9,799,159	10,267,428	11,031,575	594,249	592,901	599,268	6.06%	5.77%	5.43%
Total interest-earning
assets	$12,520,166	$12,683,194	$14,177,864	$658,268	$643,166	$667,958	5.26%	5.07%	4.71%

Interest-bearing liabilities:
Interest-bearing checking
accounts	$1,127,857	$1,092,640	$1,014,280	$8,419	$9,421	$13,760	0.75%	0.86%	1.36%
Savings accounts	2,344,444	2,258,001	2,032,665	15,852	17,382	20,530	0.68%	0.77%	1.01%
Certificates of deposit	2,310,200	2,215,599	2,260,106	29,264	34,602	45,960	1.27%	1.56%	2.03%
Brokered CDs	3,251,091	3,488,312	5,134,699	38,252	66,854	111,477	1.18%	1.92%	2.17%
Interest-bearing deposits	9,033,592	9,054,552	10,441,750	91,787	128,259	191,727	1.02%	1.42%	1.84%
Other borrowed funds	1,131,959	1,171,615	1,459,476	33,025	36,162	53,873	2.92%	3.09%	3.69%
FHLB advances	357,661	404,033	467,522	6,031	12,142	16,336	1.69%	3.01%	3.49%
Total interest-bearing
liabilities (6)	$10,523,212	$10,630,200	$12,368,748	$130,843	$176,563	$261,936	1.24%	1.66%	2.12%
Net interest income				$527,425	$466,603	$406,022
Interest rate spread							4.02%	3.41%	2.59%
Net interest margin							4.21%	3.68%	2.86%

(1)

On an adjusted tax-equivalent basis.  The adjusted tax-equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less the Puerto Rico statutory tax rate (39.0% for  2013; 30% for 2012; 30% for the Corporation’s subsidiaries other than IBEs and 25% for the Corporation’s IBEs in 2011) and adding to it the cost of interest-bearing liabilities.  The tax-equivalent adjustment recognizes the income tax savings when comparing taxable and tax-exempt assets.  Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread and net interest margin on a fully tax-equivalent basis. Therefore, management believes these measures provide useful information to investors by allowing them to make peer comparisons. Changes in the fair value of derivatives and unrealized gains or losses on liabilities measured at fair value are excluded from interest income and interest expense because the changes in valuation do not affect interest paid or received.

(2)	Government obligations include debt issued by government-sponsored agencies.
(3)	Unrealized gains and losses on available-for-sale securities are excluded from the average volumes.
(4)	Average loan balances include the average of non-performing loans.
(5)

Interest income on loans includes $13.8 million, $12.7 million and $9.8 million for 2013, 2012 and 2011, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

(6)	Unrealized gains and losses on liabilities measured at fair value are excluded from the average volumes.

Part II

	2013 Compared to 2012			2012 Compared to 2011
	Increase (decrease)			Increase (decrease)
	Due to:			Due to:
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income on interest-earning
assets:
Money market and other short-term
investments	123	(23)	100	207	64	271
Government obligations	(4,447)	2,500	(1,947)	(13,223)	2,070	(11,153)
Mortgage-backed securities	15,344	407	15,751	33	(7,083)	(7,050)
Corporate bonds	(76)	-	(76)	(48)	8	(40)
FHLB stock	(173)	105	(68)	(362)	(96)	(458)
Equity securities	-	(6)	(6)	-	5	5
Total investments	10,771	2,983	13,754	(13,393)	(5,032)	(18,425)
Residential mortgage loans	(6,484)	3,663	(2,821)	(7,897)	(6,751)	(14,648)
Construction loans	(3,385)	1,750	(1,635)	(6,113)	(556)	(6,669)
C&I and commercial mortgage loans	(19,300)	1,604	(17,696)	(23,226)	326	(22,900)
Finance leases	67	(363)	(296)	(2,017)	1,025	(992)
Consumer loans	29,558	(5,762)	23,796	24,902	13,940	38,842
Total loans	456	892	1,348	(14,351)	7,984	(6,367)
Total interest income	11,227	3,875	15,102	(27,744)	2,952	(24,792)
Interest expense on interest-bearing
liabilities:
Brokered CDs	(4,284)	(24,318)	(28,602)	(32,675)	(11,948)	(44,623)
Other interest-bearing deposits	2,194	(10,064)	(7,870)	3,389	(22,234)	(18,845)
Other borrowed funds	(1,198)	(1,939)	(3,137)	(9,675)	(8,036)	(17,711)
FHLB advances	(1,267)	(4,844)	(6,111)	(2,066)	(2,128)	(4,194)
Total interest expense	(4,555)	(41,165)	(45,720)	(41,027)	(44,346)	(85,373)
Change in net interest income	$15,782	$45,040	$60,822	$13,283	$47,298	$60,581

Portions of the Corporation’s interest-earning assets, mostly investments in obligations of some U.S. government agencies and sponsored entities, generate interest which is exempt from income tax, principally in Puerto Rico. Also, interest and gains on sales of investments held by the Corporation’s IBEs are tax-exempt under Puerto Rico tax law (refer to the Income Taxes discussion below for additional information). To facilitate the comparison of all interest data related to these assets, the interest income has been converted to an adjusted tax equivalent basis. The tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less the Puerto Rico statutory tax rate as adjusted for changes to enacted tax rates (39.0% for 2013) and adding to it the average cost of interest-bearing liabilities. The computation considers the interest expense disallowance required by Puerto Rico tax law.

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

The following table reconciles net interest income in accordance with GAAP to net interest income, excluding valuations, and net interest income on an adjusted tax-equivalent basis.  The table also reconciles net interest spread and net interest margin on a GAAP basis to these items excluding valuations and on an adjusted tax-equivalent basis:

	Year Ended December 31,
	2013	2012	2011
(Dollars in thousands)
Interest income - GAAP	$645,788	$637,777	$659,615
Unrealized gain (loss) on derivative instruments	(1,695)	(901)	1,548
Interest income excluding valuations	644,093	636,876	661,163
Tax-equivalent adjustment	14,175	6,290	6,795
Interest income on a tax-equivalent basis excluding valuations	658,268	643,166	667,958
Interest expense - GAAP	130,843	176,072	266,103
Unrealized gain (loss) on derivative instruments and liabilities
measured at fair value	-	491	(4,167)
Interest expense excluding valuations	130,843	176,563	261,936

Net interest income - GAAP	$514,945	$461,705	$393,512

Net interest income excluding valuations	$513,250	$460,313	$399,227

Net interest income on a tax-equivalent basis excluding valuations	$527,425	$466,603	$406,022
Average Balances
Loans and leases	$9,799,159	$10,267,428	$11,031,575
Total securities and other short-term investments	2,721,007	2,415,766	3,146,289
Average interest-earning assets	$12,520,166	$12,683,194	$14,177,864

Average interest-bearing liabilities	$10,523,212	$10,630,200	$12,368,748
Average Yield/Rate
Average yield on interest-earning assets - GAAP	5.16%	5.03%	4.65%
Average rate on interest-bearing liabilities - GAAP	1.24%	1.66%	2.15%
Net interest spread - GAAP	3.92%	3.37%	2.50%
Net interest margin - GAAP	4.11%	3.64%	2.78%
Average yield on interest-earning assets excluding valuations	5.14%	5.02%	4.66%
Average rate on interest-bearing liabilities excluding valuations	1.24%	1.66%	2.12%
Net interest spread excluding valuations	3.90%	3.36%	2.54%
Net interest margin excluding valuations	4.10%	3.63%	2.82%
Average yield on interest-earning assets on a tax-equivalent basis
and excluding valuations	5.26%	5.07%	4.71%
Average rate on interest-bearing liabilities excluding valuations	1.24%	1.66%	2.12%
Net interest spread on a tax-equivalent basis and excluding
valuations	4.02%	3.41%	2.59%
Net interest margin on a tax-equivalent basis and excluding
valuations	4.21%	3.68%	2.86%

The following table summarizes the components of the changes in fair values of interest rate swaps and interest rate caps, which are included in interest income:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Unrealized gain (loss) on derivatives (economic undesignated hedges):
Interest rate caps	$10	$-	$-
Interest rate swaps on loans	1,685	901	(1,548)
Net unrealized gain (loss) on derivatives (economic undesignated hedges)	$1,695	$901	$(1,548)

    The following table summarizes the components of the net unrealized gain and loss on derivatives (economic undesignated hedges) and net unrealized gain and loss on liabilities measured at fair value, which are included in interest expense:

	Year Ended December, 31
(In thousands)	2013	2012	2011
Unrealized (gain) loss on interest rate swaps and other derivatives on
medium-term notes (economic undesignated hedges)	$-	$-	$45
Unrealized (gain) loss on medium-term notes measured at fair value	-	(491)	4,122

Net unrealized (gain) loss on derivatives (economic undesignated hedges) and
liabilities measured at fair value	$-	$(491)	$4,167

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

Derivative instruments, such as interest rate swaps, are subject to market risk. While the Corporation does have certain trading derivatives to facilitate customer transactions, the Corporation does not utilize derivative instruments for speculative purposes. As of December 31, 2013, most of the interest rate swaps outstanding are used for protection against rising interest rates.  Refer to Note 29 of the Corporation’s audited financial statements for the year ended December 31, 2013 included in Item 8 of this Form 10-K for further details concerning the notional amounts of derivative instruments and additional information. As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on net interest income. This will depend, for the most part, on the shape of the yield curve, the level of interest rates, and the expectations for rates in the future.

2013 compared to 2012

Net interest income increased 11% to $514.9 million for 2013 from $461.7 million in 2012.  The increase was primarily driven by a reduction in the average cost of funds, a higher volume of MBS, and interest income contributed by the credit cards portfolio acquired in late May 2012.

The net interest margin excluding valuations improved by 47 basis points to 4.10% compared to 2012.  The improvement in the net interest margin was mainly derived from renewals of maturing brokered CDs at lower rates, improved deposit pricing, an improved deposit mix, and funding cost reductions resulting from maturities of high-cost borrowings.  The average cost and balance of brokered CDs decreased by 74 basis points and $237.2 million, respectively, for the year ended December 31, 2013 compared to 2012.  These reductions resulted in a decline of $28.6 million in interest expense.  During 2013, the Corporation repaid $2.2 billion of maturing brokered CDs with an all-in cost of 1.64%, and issued $2.0 billion of new brokered CDs with an all-in cost of 0.82%.

In addition, the Corporation reduced the average cost of funds by lowering the rates paid on certain of its savings, interest-bearing checking accounts, and retail CDs.  For the year ended December 31, 2013, the average rate paid on non-brokered deposits declined by 17 basis points to 0.93% compared to 2012.  This reduction in the average cost of non-brokered deposits resulted in a decrease of approximately $10.1 million in interest expense.  The average balance of non-brokered deposits for 2013 increased $216.3 million to $5.8 billion compared to 2012.  The Corporation’s strategic focus remains to grow non-brokered deposits and improve the overall funding mix.  The Corporation also benefited from the maturities of some high-cost borrowings, including maturities during 2013 of approximately $208.4 million of FHLB advances that carried an average cost of 3.92% and the full-year effect of the repayments in the first half of 2012 of the $21 million medium-term notes (average rate of 5.65%) and the $100 million repurchase agreement (rate of 4.38%), which, in the aggregate, contributed to a decrease of $9.2 million in interest expense.

The net interest income was also positively impacted by the increase in the average volume of investment securities.  For the year ended December 31, 2013, the average volume of investment securities and interest-bearing cash equivalents increased $305.2 million to $2.7 billion compared to 2012.  The higher volume contributed to an increase of $8.3 million in interest income compared to 2012.  The increase in volume resulted mainly from the purchase, during 2013, of approximately $682.9 million of 15-20 year U.S. agency MBS with an average yield of 1.99%.

The aforementioned favorable items were partially offset by a $1.1 million decrease in the interest income on loans, mainly due to a $468.3 million decrease in the average volume of loans.  The average volume of commercial and construction loans decreased by $588.5 million, resulting in a decrease of approximately $20.5 million in interest income, driven by significant repayments of commercial credit facilities, and the bulk sale of adversely classified loans completed in the first quarter of 2013. In addition, the interest income of the residential mortgage loans portfolio decreased by $4.1 million driven by higher inflows of loans to non-performing status. These variances were partially offset by a $23.5 million increase in interest income on consumer loans, driven by an increase of $18.7 million in the interest income contributed by the credit card loans portfolio reflecting the full-year effect of this portfolio that was acquired in late May 2012.

On an adjusted tax-equivalent basis, net interest income increased by $60.8 million, or 13%, for 2013 compared to 2012 mainly due to reductions in the overall cost of funding, and a higher volume of investment securities, as discussed above.  The increase for 2013 also includes an increase of $7.9 million in the tax-equivalent adjustment, compared to 2012, mainly related to the increase in statutory tax rates in Puerto Rico and a higher average volume of tax-exempt securities held by the IBE, First Bank Overseas Corporation.  The tax-equivalent adjustment increases interest income on tax-exempt securities and loans by an amount that makes tax-exempt income comparable, on a pre-tax basis, to the Corporation’s taxable income as previously stated.

2012 compared to 2011

Net interest income increased 17% to $461.7 million for 2012 from $393.5 million in 2011.  The increase was primarily driven by a reduction in the average cost of funds and interest income contributed by the credit cards portfolio acquired in late May 2012.

The net interest margin excluding valuations for 2012 improved by 81 basis points compared to 2011.  The improvement in the net interest margin excluding valuations was mainly derived from improved deposit pricing, an improved deposit mix, renewals of maturing brokered CDs at lower current rates, and funding cost reductions resulting from the re-structuring of repurchase agreements and maturities of high cost borrowings.  The Corporation reduced the average cost of funds by lowering rates paid on certain savings, interest-bearing checking accounts and retail CDs.  The average rate on non-brokered deposits declined by 41 basis points during 2012, driving the reduction of approximately $18.8 million in interest expense, while the average balance of non-brokered deposits increased by $259.2 million.  The Corporation continued to reduce brokered CDs, which decreased by $1.6 billion in average balance.  The average cost of brokered CDs decreased by 25 basis points during 2012 as compared to 2011.  During 2012, the Corporation repaid approximately $2.6 billion of maturing brokered CDs with an all-in cost of 1.98% and new issuances amounted to $2.3 billion with an all-in cost of 0.92%.  The Corporation’s strategic focus remains to grow non-brokered deposits and improve the overall funding mix.  Also, the Corporation benefited from the restructuring of $900 million of repurchase agreements during the second half of 2011 and first quarter of 2012, which resulted in a reduction of $7.7 million in interest expense compared to 2011.  Further reductions in interest expense were achieved as the Corporation repaid some high-cost borrowings such as $100 million of repurchase agreements and $21 million of medium-term notes in 2012.  Finally, improvements in the cost of funds were also attributable to approximately $159 million of FHLB advances with an average cost of 3.16% that matured in 2012.  The Corporation entered into $300 million of long-term FHLB advances during the third quarter of 2012 with an average cost of 1.11%.

Also contributing to the improvement in net interest income and margin was additional interest income of $41.9 million recorded in 2012 from the credit card portfolio purchased in late May 2012, including $6.6 million related to the discount accretion recorded as an adjustment to the yield of the purchased portfolio. The interest income from credit cards was the main driver of the 36 basis points increase in the yield of total earning assets.  This purchase increased the average volume of consumer loans by approximately $214.3 million in 2012, as compared to 2011.  Partially offsetting these increases was a decline in the volume of interest-earning assets reflecting the execution in 2011 of deleveraging strategies, including sales of loans and securities, and significant repayments of commercial credit facilities and maturities and calls of investment securities.  Average interest-earning assets decreased by $1.5 billion, reflecting a $764.1 million reduction in average total loans and leases and a $730.5 million reduction in average investment securities.  The decrease in average loans was driven by significant repayments of commercial credit facilities, foreclosures, charge-

offs and the full impact of sales executed in 2011 as part of the Corporation’s capital plan in order to preserve capital.  The decrease in the average volume of investment securities mainly relates to maturities of Treasury and agency debt securities and Puerto Rico government obligations called before their contractual maturities as well as the full impact of sales completed in 2011. Proceeds from sales, repayments and calls of loans and securities have been used, in part, to reduce maturing brokered CDs, repurchase agreements, advances from the FHLB and notes payable. Higher cash balances put pressure on the net interest margin.  The average cash balances, at an average rate of 0.29%, were higher by approximately $73.1 million compared to 2011 due to heightened regulatory liquidity expectations for the industry and a challenging interest rate environment.

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

During 2013, the Corporation recorded a provision for loan and lease losses of $243.8 million, compared to $120.5 million in 2012 and $236.3 million in 2011.

2013 compared to 2012

The provision for loan and lease losses for 2013 of $243.8 million increased by $123.3 million compared to the provision recorded for 2012.  The increase in the provision was mainly related to the bulk sales of assets completed in 2013 that resulted in charges to the provision of $126.8 million.  Furthermore, the increase for 2013 also reflects a charge of $5.2 million to the provision related to the transfer of certain non-performing commercial and construction loans to held for sale during the first quarter of 2013.

Excluding the impact of the bulk sales of assets and the transfer of loans to held for sale, the provision for loan and lease losses for 2013 was $111.7 million, a decrease of $8.8 million compared to 2012.  The decrease was mainly attributable to a reduction in charges to specific reserves for commercial and construction loans commensurate with the decline in the level of impaired and adversely classified loans, particularly higher charges in 2012 related to a construction loan in the Virgin Islands that was transferred to held for sale in 2013.  In addition, the decrease was attributable to lower provision requirements for the Puerto Rico residential mortgage loan portfolio driven by lower charge-offs, an improved portfolio composition following the bulk sale of non-performing residential assets, and the impact in 2012 of adjustments to loss factors that were reflective of market conditions, including assumptions regarding loss severities that took into consideration qualitative and quantitative factors such as loan resolution and liquidation strategies and average time for liquidation.  The aforementioned decreases were partially offset by an increase in the provision for consumer loans mainly due to a higher general reserve for auto loans based on historical loss experience, and the overall increase in the size of this portfolio, and an increase in the provision of the credit card loans portfolio that was acquired in late May 2012.

The bulk sale of approximately $217.7 million of adversely classified and non-performing assets completed in the first quarter of 2013, mainly commercial loans, resulted in charge-offs of approximately $98.5 million.  In determining the historical loss rate for the computation of the general reserve for commercial loans, the Corporation includes the portion of these charge-offs that was related to the acceleration of previously reserved credit losses amounting to approximately $39.9 million.  The Corporation considered that the portion not deemed to be credit-related losses was not indicative of the ultimate losses that may have occurred had the assets been resolved on an individual basis, over time and not in a steeply discounted bulk sale. A transaction, such as this one, entered  into to expedite the reduction of non-performing and adversely classified assets, can result in charge-offs that are not reflective of true credit- related charge-off  history since there is a component related to the discounted value realized on a bulk sale basis. Accordingly, the Corporation concluded it is reasonable to exclude the component related to the discounted value from its historical charge-off analysis used in estimating its allowance for loan losses.

In terms of geography and categories, in Puerto Rico, the Corporation recorded a provision of $245.6 million compared to $112.4 million in 2012.  The increase primarily reflects a provision of $120.6 million recorded on the bulk sales of assets attributable to Puerto Rico loans.  Excluding the impact of the bulk sales of assets and the transfer of loans to held for sale, the provision for loan and lease losses in Puerto Rico increased $12.6 million to $125 million compared to 2012.  The higher provision was mainly related to an increase of $21.3 million in the provision for consumer loans reflecting higher general reserves on auto and boat loans based on historical loss experience an the overall increase in the size of this portfolio and, to a lesser extent, an increase in the provision for the non-PCI credit card loans portfolio acquired in late May 2012.  This was partially offset by a decrease of $10.8 million in the provision for residential mortgage loans driven by lower charge-offs, an improved  portfolio composition following the bulk sale of non-performing residential assets, and the impact in 2012 of adjustments to loss factors that were reflective of market conditions, including assumptions regarding loss severities that took into consideration qualitative and quantitative factors such as loan resolution and liquidation strategies and average time for liquidation.

With respect to the portfolio in the U.S., the Corporation recorded a reserve release of $10.7 million in 2013 compared to a reserve release of $9.1 million in 2012.  The variance mainly reflects a reduction in the amount of adversely classified commercial loans and stability in collateral values.  In addition, there was a recovery of $4.5 million related to a troubled debt restructured loan paid-off in Florida.

The Virgin Islands region recorded a provision of $8.8 million in 2013 compared to $17.7 million in 2012.  The provision in 2013 includes a charge of $5.2 million related to the bulk sale of non-performing residential assets attributable to Virgin Islands loans completed in the second quarter of 2013, and a charge of $6.3 million related to a commercial construction loan relationship transferred to held for sale in the first quarter of 2013.  Excluding the impact of the bulk sale of non-performing residential assets and the transfer of loans to held for sale attributable to Virgin Islands loans, the Corporation recorded a reserve release of $2.6 million, or a $19.8 million reduction in the provision as compared to 2012.  The decrease mainly reflects higher charges in 2012 related to the loan relationship that was transferred to held for sale in 2013.

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

2012 compared to 2011

The provision for loan and lease losses for 2012 of $120.5 million decreased by $115.9 million, or 49%, compared to the provision recorded for 2011.  The decline in the provision for 2012, compared to 2011, was reflected in all major loan categories, except for consumer loans, and resulted from reduced charges to specific reserves for impaired loans driven by a lower migration of loans to non-performing and/or adversely classified categories commensurate with lower loss rates due to improvements in charge-off trends and the overall reduction in the size of the portfolio.  The allowance coverage for the non-impaired portfolio (general reserve) is determined using a methodology that incorporates loss rates and risk rating by loan category.  Historical loss rates, adjusted for current risk factors, continued to improve as lower recent charge-off activity replaced higher levels rolled out of the 24-month look back period used when evaluating the general reserve determination.  The provision for loan and lease losses in 2012 was $58.5 million lower than net charge-offs, reflecting some improvement in credit quality.

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

The Virgin Islands region recorded a decrease of $20.9 million in the provision for loan and lease losses compared to 2011, mainly related to a decrease of $22.2 million in the provision for construction loans.  The decrease was primarily related to the provision charged in 2011 to a commercial construction loan relationship placed in non-accrual status early in 2011.

Non-Interest (Loss) Income

The following table presents the composition of non-interest (loss) income:

	2013	2012	2011
		(In thousands)
Service charges on deposit accounts	$12,797	$12,982	$12,472
Mortgage banking activities	16,830	19,960	23,320
Insurance income	5,955	5,549	4,456
Broker-dealer income	97	2,630	1,385
Other operating income	32,256	29,492	29,585

Non-interest income before net (loss) gain on investments, loss on early extinguishment of borrowings, equity in loss of unconsolidated
entity, and write-off of collateral pledged to Lehman	67,935	70,613	71,218

Proceeds from securities litigation settlement and other proceeds	-	36	679
Net gain on sale of investments	-	-	53,117
OTTI on equity securities	(42)	-	-
OTTI on debt securities	(117)	(2,002)	(1,971)
Net (loss) gain on investments	(159)	(1,966)	51,825
Loss on early extinguishment of borrowings	-	-	(10,835)
Impairment -collateral pledged to Lehman	(66,574)	-	-
Equity in loss of unconsolidated entity	(16,691)	(19,256)	(4,227)
Total	$(15,489)	$49,391	$107,981

 Non-interest income primarily consists of service charges on deposit accounts; commissions derived from various banking, securities and insurance activities; gains and losses on mortgage banking activities; interchange and other fees related to debit and credit cards; equity in earnings (loss) of the unconsolidated entity; and net gains and losses on investments and impairments.

 Service charges on deposit accounts include monthly fees and other fees on deposit accounts.

 Income from mortgage banking activities includes gains on sales and securitizations of loans and revenues earned for administering residential mortgage loans originated by the Corporation and subsequently sold with servicing retained, and unrealized gains and losses on forward contracts used to hedge the Corporation’s securitization pipeline.  In addition, lower-of-cost-or-market valuation adjustments to the Corporation’s residential mortgage loans held for sale portfolio and servicing rights portfolio, if any, are recorded as part of mortgage banking activities.

Insurance income consists mainly of insurance commissions earned by the Corporation’s subsidiary, FirstBank Insurance Agency, Inc.

The other operating income category is composed of miscellaneous fees such as debit, credit card and point of sale (POS) interchange fees and check and cash management fees.

The net gain (loss) on investment securities reflects gains or losses as a result of sales that are consistent with the Corporation’s investment policies as well as OTTI charges on the Corporation’s investment portfolio.

Equity in earnings (losses) of unconsolidated entity relates to FirstBank’s investment in CPG/GS, the entity that purchased $269 million of loans from FirstBank during the first quarter of 2011.  The Bank holds a 35% subordinated ownership interest in CPG/GS.  The majority owner of CPG/GS is entitled to recover its initial investment and a priority return of 12% prior to any return paid to the Bank.  Accordingly, the Bank’s investment of $7.3 million in CPG/GS as of December 31, 2013 is at risk.  Refer to Note 13 of the Corporation’s audited financial statements for the year ended December 31, 2013 included in Item 8 of this Form 10-K for additional information about the Bank’s investment in CPG/GS.

2013 compared to 2012

Non--interest loss for 2013 amounted to $15.5 million, including the $66.6 million write-off of the collateral pledged to Lehman, compared to non-interest income of $49.4 million for 2012.  Adjusted non-interest income, excluding the Lehman collateral write-off, increased $1.7 million, primarily reflecting:

•         A $2.6 million decrease in losses on the Bank’s investment in the unconsolidated entity to which the Bank sold loans in 2011, CPG/GS.  Equity in loss of unconsolidated entity in 2013 amounted to $16.7 million compared to a loss of $19.3 million in 2012.  This investment is accounted for under the equity method following the HLBV method to determine the Bank’s share of CPG/GS earnings or loss.  Under the HLBV method, the Bank determines its share of CPG/GS earnings or loss by determining the difference between its claim on CPG/GS’s book value at the end of the period as compared to the beginning of the period assuming the liquidation of the entity at the end of each reporting period.  The variance is mainly driven by results of operations, including changes in the fair value of loans receivable held by CPG/GS where fair value is determined on a discounted cash flow basis.  At valuation dates, key inputs and assumptions are updated to reflect changes in the market, the performance of the underlying assets, and expectations of a market participant.  The Bank reports its share of CPG/GS’s operating results on a one-quarter lag basis.

•         An aggregate increase of $4.6 million in merchant fees and ATM and POS interchange fees, recorded as part of “Other” in the table above.

•         A $1.8 million decrease in OTTI charges on debt and equity securities.  The OTTI charge for both periods is mainly related to credit losses associated with private label mortgage-backed securities held by the Corporation with an amortized cost of $55.0 million as of December 31, 2013.

•         A $0.8 million increase in loan fees, including commitment unused fees, agent fees, and other non-deferrable fees on commercial loans, included as part of “Other” in the table above.

•         A $0.4 million increase in income from the insurance agency activities, mainly related to a higher volume.

Partially offset by:

•         A $3.1 million decrease in revenues from the mortgage banking business mainly due to lower profit margins on sales and securitization of residential mortgage loans.  Realized gains on sales and securitizations decreased by $5.1 million compared to 2012.  This was partially offset by a $1.5 million increase in servicing fees, commensurate with a higher servicing portfolio, and a favorable variance of approximately $0.9 million related to the decrease in the valuation allowance of servicing assets.

•         A $2.5 million decrease in income from broker-dealer activities, mainly underwriting fees, due to fewer transactions closed in 2013.

•         Lower of cost or market adjustments to commercial loans held for sale that resulted in a net charge of $2.0 million in 2013. These adjustments were related to non-performing loans transferred at the beginning of the year, particularly a commercial mortgage loan in which the Corporation received foreclosed real estate in partial satisfaction of a debt arrangement.  This charge is included as part of “Other” in the table above.

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

•         A $3.4 million decrease in mortgage banking activities driven by the impact in 2011 of a $12.1 million gain recorded for completed bulk sales of approximately $518 million of performing residential mortgage loans with servicing releases, also as part of the Corporation’s deleveraging strategies executed in 2011 and included in the Capital Plan.  This was partially offset by increased gains from the Corporation’s mortgage loan securitization activities, lower temporary impairments to the value of servicing assets and a higher gain in sales of residential mortgage loans with servicing retained due to a higher volume of sales.

•         Equity in loss of unconsolidated entity of approximately $19.3 million recorded in 2012, a negative variance of $15.0 million, compared to a loss of $4.2 million recorded in 2011.

•         The impact in 2011 of a $2.8 million gain recorded on the sale of substantially all the assets of First Bank Insurance VI, included as part of “Other” in the table above.

The aforementioned factors were partially offset by $7.2 million in interchange and other related fees earned on the credit card portfolio acquired in late May 2012 and an increase of $1.2 million in fees from the broker-dealer subsidiary, FirstBank Securities, mainly due to higher underwriting fees.

Non-Interest Expense

The following table presents the components of non-interest expenses:

	2013	2012	2011
		(In thousands)
Employees' compensation and benefits	$130,969	$125,610	$118,475
Occupancy and equipment	60,858	61,037	61,924
Insurance and supervisory fees	48,470	52,596	57,923
Taxes, other than income taxes	17,997	13,363	13,395
Professional fees:
Collections, appraisals and other credit-related fees	11,321	6,797	6,269
Outsourcing technology services	14,144	4,945	3,385
Other professional fees	22,487	14,985	15,067
Credit and debit card processing expenses	12,909	6,005	1,073
Business promotion	15,977	14,093	12,283
Communications	7,401	7,085	7,117
Net loss on OREO and OREO operations	42,512	25,116	25,025
Loss contingency for attorneys' fees-Lehman litigation	2,500	-	-
Other	27,483	23,251	16,118
Total	$415,028	$354,883	$338,054

2013 compared to 2012

Non-interest expense increased by $60.1 million to $415.0 million principally attributable to credit-related expenses, including:

•         A $17.4 million increase in the net loss on OREO operations mainly related to higher write-downs to the value of OREO properties, mainly commercial income-producing properties in both Puerto Rico and the Virgin Islands.  Write-downs to OREO properties in 2013 totaled $31.8 million compared to $15.1 million in 2012. In addition, a loss of $1.9 million was recorded in 2013 in connection with the sale of certain OREO properties included as part of the bulk sale of residential non-performing assets completed in the second quarter. An increase in the commercial OREO inventory also contributed to higher expenses in 2013. Additions to the commercial OREO inventory in 2013 amounted to $68.5 million.

•         A $6.9 million increase in professional fees related to the bulk sales of assets in 2013, of which approximately $5.0 million was included as part of “Other professional fees” in the table above and $1.9 million was included as part of “Collections, appraisals, and other credit-related fees” in the table above.

•         A $2.6 million increase in professional fees related to attorneys’ loan collection fees, appraisals and other credit-related expenses.

In addition, the increase was also attributable to:

•         A $6.9 million increase in credit and debit card processing expenses mainly related to the credit card loan portfolio acquired in late May 2012.

•         A $1.7 million increase in costs related to the conversion of the credit cards processing platform in 2013, most of them included as part of “Other” in the table above.

•         A $9.2 million increase in fees for professional services related to the outsourcing of technology services, mainly due to services provided by FIS under a multi-year technology outsourcing agreement executed by the Corporation at the beginning of the second quarter of 2013.  The Bank’s information technology (“IT”) operations were outsourced effective April 1, 2013.  Under the multi-year agreement the IT provider, FIS, assumed full operational responsibility for the Bank’s IT operations and staff and the alliance is expected to result in lower operating costs and greater operational efficiencies in future periods.  The increases in professional fees attributed to this agreement were partially offset by savings in employees’ compensation and benefits expense related to employees transferred to the IT service provider and savings in software maintenance costs.

•         A $1.2 million increase in professional fees related to expenses associated with a terminated preferred stock exchange offer, included as part of “Other professional fees” in the table above.

•         A $4.6 million increase in taxes, other than income taxes, driven by charges of $5.9 million related to the new Puerto Rico national gross receipts tax.

•         A $5.4 million increase in employees’ compensation and benefits due to the filling of vacant positions, including several managerial and supervisory positions, certain non-periodic expenses such as lump sum and severance payments, salary merit increases and higher stock-based compensation expenses. These increases were partially offset by savings of approximately $5.1 million related to employees transferred to FIS, as described above.

•         A $2.5 million loss contingency related to attorneys’ fees granted by the court to Barclays Capital in connection with the denial of the Corporation’s Summary Judgment on its claim to recover assets pledged to Lehman, which the Corporation appealed.

•         A $2.8 million increase in the amortization of intangible assets mainly related to the purchased credit card relationship intangible asset recognized in connection with the credit card loan portfolio acquired in late May 2012, included as part of “Other” in the table above.

•         A $1.7 million increase associated with the secondary offering of the Corporation’s common stock by certain of the existing stockholders, which are primarily reflected in “Other” in the table above.

These increases were partially offset by a $3.6 million decrease in the deposit insurance premium expense.  This charge is included as part of “Insurance and supervisory fees” in the table above.

2012 compared to 2011

Non-interest expense increased by $16.8 million to $354.9 million principally attributable to:

•         A $7.1 million increase in employees’ compensation and benefits mainly due to the filling of vacant positions, including several managerial and supervisory positions, and higher incentive compensation expenses.

•         A $10.4 million increase in expenses related to the credit card portfolio acquired in late May 2012, mainly servicing and processing fees expenses and accrued expenses related to the credit cards portfolio rewards program .

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

Under the 2011 PR Code, the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax return and, thus, the Corporation is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss (“NOL”), a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable carryforward period.  In the case of losses incurred during tax years that commenced after December 31, 2004 and ended before January 1, 2013, the carryforward period is extended to 12 years.  The carryover period for a NOL incurred during taxable years commencing after December 31, 2012 is 10 years. The 2011 PR Code provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations.

Under the 2011 PR Code, First BanCorp. is subject to a maximum statutory tax rate of 39%. The 2011 PR Code also includes an alternative minimum tax of 30% that applies if the Corporation’s regular income tax liability is less than the alternative minimum tax requirements. Prior to the approval of Act No. 40 (“Act 40”), known as the “Tax Burden Adjustment and Redistribution Act,” which amended the 2011 PR Code as explained below, First Bancorp.’s maximum statutory tax rate was 30% for the years that ended December 31, 2012 and 2011.

The Corporation has maintained an effective tax rate lower that the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through an IBE of the Bank and through an the Bank’s subsidiary, FirstBank Overseas Corporation, whose interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation except for tax years that commenced after December 31, 2008 and before January 1, 2012, for which Act No. 7 imposed a special 5% tax on all IBEs. The IBE and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico. IBEs that operate as a unit of a bank pay income taxes at normal rates to the extent that the IBE’s net income exceeds 20% of the bank’s total net taxable income.

    On June 30, 2013, the Puerto Rico government approved Act 40, which amended the 2011 PR Code, and Act No. 46 (“Act 46”), which changes the sales and use tax regime. The main provisions of Act 40 that impacted financial institutions include:

(i)                   A new national gross receipts tax that in the case of financial institutions is 1% of gross income that is not deductible for purposes of computing net taxable income and is not part of the alternative minimum tax (“AMT”).  This provision was retroactive to January 1, 2013.  An expense of $5.9 million was recorded during the year 2013 related to the national gross receipts tax.  This expense is included as part of “Taxes, other than income taxes” in the consolidated statement of (loss) income.  Subject to certain limitations, a financial institution will be able to claim a credit of 0.5% of its gross income against its regular income tax or the alternative minimum tax. A $3.0 million benefit related to this credit was recorded as a reduction to the provision for income taxes in 2013.

(ii)                 A decrease in the deduction available to corporations for the computation of the additional surtax from $750,000 to $25,000 and a change in the surtax rate to rates that range from 5% to 19%, resulting in an increase in the maximum statutory tax rate from 30% to 39%.  This provision was also retroactive to January 1, 2013. The effect on operating results in 2013 related to these changes was a net benefit of approximately $1.3 million, mainly due to the increase in the deferred tax asset of profitable subsidiaries.   The deferred tax valuation allowance increased to $522.7 million as of December 31, 2013 from $359.9 million at December 31, 2012 as a result of changes in tax rates and operating results for the year.

(iii)                A higher AMT rate (30% of the alternative minimum net income, as compared to 20% previously) and various parallel computations required to be made before determining whether an AMT liability exists.  This change did not have an impact on the Corporation’s provision for income taxes recorded in 2013.

(iv)               The NOL carryover period increased from 10 years to 12 years for losses incurred in taxable years that commenced after December 31, 2004 and ended before January 1, 2013.  The carryover period for NOLs incurred during taxable years commencing after December 31, 2012 is 10 years. The NOL deduction is now limited to 90% of taxable income for regular income tax purposes and 80% for AMT purposes.

The significant changes to the sales and use tax regime include adjustments to the business to business exclusion.  The business to business exclusion applicable to services rendered from one registered business to another registered business remains in effect, except for certain services that will be taxable including, among others, service charges imposed by financial institutions on other businesses (commercial clients), collection services, repairs and maintenance services related to real and personal property, and computer programming including modifications to previously designed systems.  The sales and use tax provisions were effective beginning on July 1, 2013.

In addition, on October 14, 2013, Act No.117 (“Act 117”) implemented technical amendments to various income tax laws, including the 2011 PR Code.  The main provisions of Act 117 that impacted financial institutions are the exemption from the imposition of the national gross receipts tax on foreign source income and the temporary requirement of an estimated tax payment in mid-October.  On November 26, 2013, Act No.36 was enacted to, among other things, require the payment of estimated taxes related to personal property tax returns.  These amendments of Act No. 36 will be effective during the year 2014.

For additional information relating to income taxes, see Note 24 to the Corporation’s audited financial statements for the year ended December 31, 2012 included in Item 8 of this Form 10-K, including the reconciliation of the statutory to the effective income tax rate for 2012, 2011 and 2010.

      2013 compared to 2012

For 2013, the Corporation recorded an income tax expense of $5.2 million compared to an income tax expense of $5.9 million for 2012.  The income tax expense for 2013 mainly comprises an income tax expense of $3.2 million due to the principal and accrued interest related to UTBs (discussed in detail below) and the income tax expense of profitable subsidiaries, partially offset by the benefit of $1.3 million due to the change in the statutory tax rate from 30% to 39% in 2013 and by the credit available for the gross national receipt tax of $3.0 million. As of December 31, 2013, the deferred tax asset, net of a valuation allowance of $522.7 million, amounted to $7.6 million compared to $4.9 million as of December 31, 2012.  The main driver of the increased deferred tax asset was the credit available for the national gross receipt tax together with the increase in the statutory applicable tax rate from 30% to 39% per Act 40 enacted during the second quarter of 2013.

Accounting for income taxes requires that companies assess whether a valuation allowance should be recorded against their deferred tax asset based on an assessment of the amount of the deferred tax asset that is “more likely than not” to be realized.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized.  In making such assessment, significant weight is given to evidence that can be objectively verified, including both positive and negative evidence.  Consideration must be given to all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of the reversal of temporary differences and carryforwards, taxable income in carryback years, and tax planning strategies. In estimating taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial, and regulatory guidance.

In assessing the weight of positive and negative evidence, a significant negative factor that resulted in the maintenance of the valuation allowance was that the Corporation’s banking subsidiary, FirstBank Puerto Rico, continues in a three-year historical cumulative loss position as of the end of the year 2013, mainly due to charges to the provision for loan and lease losses in prior years as a result of the economic downturn and more recently as a result of the bulk loan sales transactions completed in 2013.  As of December 31, 2013, the Corporation had a gross deferred tax asset of $539.2 million, including $371.7 million associated with NOLs. The Bank incurred all of the NOLs after 2009. The Corporation maintained a valuation allowance of $522.7 million as of December 31, 2013 against the deferred tax asset. As of December 31, 2013, management concluded that $7.6 million of the deferred tax asset will be realized as it relates to profitable subsidiaries and to amounts that can be realized through future reversals of existing taxable temporary differences. To the extent the realization of a portion, or all, of the tax asset becomes “more likely than not” based on changes in circumstances (such as improved earnings, changes in tax laws, or other relevant changes), a reversal of that portion of the deferred tax asset valuation allowance will then be recorded.

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

The Corporation recorded UTBs of $4.3 million, all of which would, if recognized, affect the Corporations effective tax rate. The Corporation classified all interest and penalties, if any, related to tax uncertainties as income tax expense. As of December 31, 2013, the Corporation’s accrued interest that relates to tax uncertainties amounted to $2.4 million and there is no need to accrue for the payment of penalties. For 2013, the total amount of interest recognized by the Corporation as part of income tax expense related to tax uncertainties was $1.3 million. The years 2007 through 2009 have been examined by the United States Internal Revenue Service (“IRS”) and disputed issues were taken to administrative appeals in 2011. During the third and fourth quarter of 2013, the Corporation reassessed its UTB mainly due to changes in management judgment given the lengthy administrative appeals process, communications with the IRS and expectations as to resolution. During October 2013, the Corporation filed a mediation request with the IRS appeals office in an effort to expedite the resolution of the audits under their examination. Subsequent to the filing of the mediation request, the Corporation has exchanged communications with the IRS, and management expects the prompt resolution of this matter. However, the Corporation currently cannot reasonably estimate a range of possible changes to the existing reserves. The amount of the Corporation’s UTBs may increase or decrease for various reasons, including changes in the amounts for current tax year positions, the expiration of open income tax returns due to the expiration of statutes of limitations, changes in management’s judgment about the level of uncertainty, the status of examinations, litigation and legislative activity, and the addition, or elimination, of uncertain tax positions.

The Corporation’s liability for income taxes includes its liability for UTBs, and interest that relates to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the 2011 PR Code is four years; the statutes of limitations for the Virgin Islands and for U.S. income tax purposes are three years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For Puerto Rico and Virgin Islands income tax purposes, all tax years subsequent to 2009 and 2010, respectively, remain open to examination. Tax year 2010 is currently under examination by the Puerto Rico Department of Treasury. The examination is at a preliminary stage. Taxable years from 2007 remain open to examination for U.S. income tax purposes.

2012 compared to 2011

For 2012, the Corporation recorded an income tax expense of $5.9 million compared to an income tax expense of $9.3 million for 2011.  The lower income tax expense for 2012 was primarily due to a reduction in deferred tax assets of profitable subsidiaries due to a reduction in statutory tax rates in 2011. In addition, the income tax expense for 2011 includes UTBs of $3.2 million, including accrued interest. As of December 31, 2012, the deferred tax asset, net of a valuation allowance of $359.9 million, amounted to $4.9 million compared to $5.4 million as of December 31, 2011.

OPERATING SEGMENTS

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico.  As of December 31, 2013, the Corporation had six reportable segments: Consumer (Retail) Banking; Commercial and Corporate Banking; Mortgage Banking; Treasury and Investments; United States operations; and Virgin Islands operations.  Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources.  Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments. For additional information regarding First BanCorp’s reportable segments, please refer to Note 31, “Segment Information,” to the Corporation’s audited financial statements for the year ended December 31, 2013 included in Item 8 of this Form 10-K.

The accounting policies of the segments are the same as those described in Note 1, — “Nature of Business and Summary of Significant Accounting Policies,” to the Corporation’s audited financial statements for the year ended December 31, 2013 included in Item 8 of this Form 10-K. The Corporation evaluates the performance of the segments based on net interest income, the estimated provision for loan and lease losses, non-interest income, and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the allowance for loan and lease losses. In 2013, 2012, and 2011, other operating expenses not allocated to a particular segment amounted to $94.1 million, $87.3 million, and $84.5 million, respectively. Expenses pertaining to corporate administrative functions that support the operating segment but are not specifically attributable to or managed by any segment are not included in the reported financial results of the operating segments. The unallocated corporate expenses include certain general and administrative expenses and related depreciation and amortization expenses.

The Treasury and Investment segment lends funds to the Consumer (Retail) Banking, Mortgage Banking and Commercial and Corporate Banking segments to finance their lending activities and borrows from those segments and from the United States Operations Segment. The Consumer (Retail) Banking and the United States Operations segment also lend funds to other segments. The interest rates charged or credited by Treasury and Investment, the Consumer (Retail) Banking and the United States Operations segments are allocated based on market rates. The difference between the allocated interest income or expense and the Corporation’s actual net interest income from centralized management of funding costs is reported in the Treasury and Investments segment.

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

Personal loans, credit cards, and, to a lesser extent, marine financing also contribute to interest income generated on consumer lending. In 2012, the Corporation reentered the credit card business with the acquisition of an approximate $406 million portfolio of FirstBank-branded credit cards from FIA (carrying value of $316.0 million as of December 31, 2013).  Management plans to continue to be active in the consumer loans market, applying the Corporation’s strict underwriting standards. Other activities included in this segment are finance leases and insurance activities in Puerto Rico.

The highlights of the Consumer (Retail) Banking segment’s financial results for the year ended December 31, 2013 include the following:

•         Segment income before taxes for the year ended December 31, 2013 was $67.0 million compared to $74.6 million and $55.6 million for the years ended December 31, 2012 and 2011, respectively.

•         Net interest income for the year ended December 31, 2013 was $204.8 million compared to $176.6 million and $138.4 million for the years ended December 31, 2012 and 2011, respectively. The increase in 2013, compared to 2012, was driven by the full-year impact of the interest income contributed by the credit card portfolio acquired in late May 2012 and by lower rates paid on core deposits. The consumer loan portfolio is mainly composed of fixed-rate loans financed with shorter-term borrowings, thus positively affected by lower deposit costs.  The increase in 2012, compared to 2011, was driven by lower rates paid on core deposits, and the contribution to net interest income of the credit card portfolio acquired in late May 2012.

•         The provision for loan and lease losses for 2013 increased by $21.3 million to $54.2 million compared to 2012 and increased by $15.0 million to$32.9 million when comparing 2012 with 2011. The increase in the provision for 2013, compared to 2012, reflects higher general reserves on auto and marine financings based on historical loss experience and, to a lesser extent, an increase in the provision for the non-PCI credit cards loan portfolio acquired in late May 2012.  The increase in 2012, compared to 2011, was mainly attributable to the allowance for non-PCI credit card loans acquired from FIA in 2012.

•         Non-interest income for the year ended December 31, 2013 was $39.0 million compared to $33.4 million and $27.7 million for the years ended December 31, 2012 and 2011, respectively.  The increase in 2013 was mainly related to an aggregate increase of $3.9 million in merchant fees and ATM and POS interchange fees, and an increase of $0.4 million in income from the insurance agency activities.  The increase in 2012, compared to 2011, was mainly related to $7.2 million of interchange and other related fees earned on the credit card portfolio acquired in 2012.  This was partially offset by a decrease of approximately $2 million in debit card interchange fees given the mandated lower interchange fee structure (Durbin Amendment) implemented on October 1, 2011.  The Durbin Amendment put a cap on how much banks and debit networks are allowed to charge for a check/debit card transaction.  The cap is currently set at $0.21 plus 0.05% of the transaction.

•         Direct non-interest expenses for the year ended December 31, 2013 were $122.6 million compared to $102.4 million and $92.5 million for the years ended December 31, 2012 and 2011, respectively. The increase for 2013 was primarily due to higher credit-card processing expenses, including costs related to the conversion of the credit card processing platform, and a higher amount of amortization of the purchased credit card relationship intangible.  In addition, there were increases in 2013 in fees for professional services mainly related to consulting fees, as well as increases in employees’ compensation, marketing, and the charge related to the new Puerto Rico national gross receipts tax corresponding to this business segment. The increase for 2012, compared to 2011, was primarily due to credit-card related costs including, among others, expenses related to the servicing of the portfolio, accrued expenses for the credit cards awards program and the amortization of the purchased credit card relationship intangible asset.

Commercial and Corporate Banking

The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services across a broad spectrum of industries ranging from small businesses to large corporate clients, including the public sector.  FirstBank has developed expertise in a wide variety of industries. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and floor plan financings, as well as other products, such as cash management and business management services.  This segment also includes the Corporation’s broker-dealer activities, which are primarily concentrated in municipal bond underwriting and financial advisory services provided to government entities in Puerto Rico. A substantial portion of the commercial and corporate banking portfolio is secured by the underlying value of the real estate collateral and the personal guarantees of the borrowers. Although commercial loans involve greater credit risk than a typical residential mortgage loan because they are larger in size and more risk is concentrated in a single borrower, the Corporation has and maintains a credit risk management infrastructure designed to mitigate potential losses associated with commercial lending, including underwriting and loan review functions, sales of loan participations and continuous monitoring of concentrations within portfolios.

The highlights of the Commercial and Corporate Banking segment’s financial results for the year ended December 31, 2013 include the following:

•         Segment loss before taxes for the year ended December 31, 2013 was $5.0 million compared to income of $81.0 million for 2012 and $30.6 million for 2011.

•         Net interest income for the year ended December 31, 2013 was $157.7 million compared to $164.2 million and $190.5 million for the years ended December 31, 2012 and 2011, respectively. The decrease in net interest income for 2013, compared to 2012, was mainly related to a decrease of $483.0 million in the average balance of commercial loans in Puerto Rico led by significant repayments, the bulk sale of adversely classified assets completed in the first quarter of 2013 and foreclosures. Higher inflows of loans to non-performing status in 2013, compared to 2012, also contributed to the decrease in net interest income.  The decrease in net interest income for 2012, compared to 2011, was mainly related to a decrease of $662.9 million in the average balance of commercial loans in Puerto Rico led by principal repayments.

•         The provision for loan losses for 2013 was $102.0 million compared to $42.9 million and $118.5 million for 2012 and 2011, respectively.  The increase in 2013, compared to 2012, reflects a charge of approximately $56.9 million related to the bulk sale of adversely classified assets and the transfer of certain loans to held for sale completed in the first quarter of 2013.  Excluding the effect of the bulk sale and the transfer of loans to held for sale, the provision for this business segment increased $2.2 million to $45.1 million mainly related to an increase in the general reserve of construction loans. The decrease in 2012, compared to 2011, was mainly related to a lower provision for commercial mortgage and C&I loans mainly attributable to a lower migration of loans to adversely classified or impaired categories, resulting in, lower charges to specific reserves, improved charge-offs trends and the overall reduction in the size of these portfolios.  Also, more stable collateral values resulted in lower charges to the specific reserve of collateral dependent impaired loans.  Refer to the “Provision for Loan and Lease Losses” discussion above and to the “Risk Management – Allowance for Loan and Lease Losses and Non-performing Assets” discussion below for additional information with respect to the credit quality of the Corporation’s commercial and construction loan portfolio.

•         Total non-interest income for the year ended December 31, 2013 amounted to $3.9 million compared to$10.1 million and $8.6 million for the years ended December 31, 2012 and 2011, respectively.  The decrease in 2013, compared to 2012, was mainly related to lower of cost or market adjustments to commercial loans held for sale that resulted in a net charge of $2.0 million in 2013.  These adjustments were related to non-performing loans transferred to held for sale at the beginning of the year, particularly a commercial mortgage loan in which the Corporation received foreclosed real estate in partial satisfaction of a debt arrangement.  In addition, the income from broker-dealer activities decreased by $2.5 million, mainly underwriting fees, due to fewer transactions closed in 2013, partially offset by higher non-deferrable loan fees, such as agent and commitment unused fees.  The increase in 2012, compared to 2011, was mainly related to an increase of $1.2 million in fees from the broker-dealer subsidiary, mainly underwriting fees, and an increase in cash management and overdraft fees of corporate customers.

•         Direct non-interest expenses for 2013 were $64.6 million, compared to $50.4 million in 2012, and   $50.0 million in 2011.  During 2013, compared to 2012, the main variances were related to a $11.0 million increase in write-downs to the value of commercial OREO properties in Puerto Rico, and a $3.9 million increase related to professional fees related to the bulk sale of adversely classified assets.  In addition, there were increases in employees’ compensation and benefits due to the filling of vacant positions, including several managerial and supervisory positions, and non-periodic payments, including lump sum and severance payments, an increase in expenses related to the new Puerto Rico national gross receipts tax allocated to this business segment, and lower reserve releases for unfunded loan commitments.   During 2012, compared to 2011, the main variances were related to a negative variance of $4.3 million associated with lower reserve releases for the allowance of off-balance-sheet exposures, mainly unfunded loan commitments and increases in employees’ compensation and professional service fees, offset by the portion of the decrease in the FDIC deposit insurance premium allocated to this portfolio and lower losses on REO operations, including lower write-downs and losses on the disposition of REO properties.

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

Mortgage loans that do not qualify under these programs are commonly referred to as conventional loans. Conventional real estate loans could be conforming and non-conforming.  Conforming loans are residential real estate loans that meet the standards for sale under the FNMA and FHLMC programs whereas loans that do not meet those standards are referred to as non-conforming residential real estate loans. The Corporation’s strategy is to penetrate markets by providing customers with a variety of high quality mortgage products to serve their financial needs through a faster and simpler process and at competitive prices. The Mortgage Banking segment also acquires and sells mortgages in the secondary markets. Residential real estate conforming loans are sold to investors like FNMA and FHLMC.  The Corporation has commitment authority to issue GNMA mortgage-backed securities.  Under this program the Corporation has been securitizing FHA/VA mortgage loans into the secondary market since 2009.

The highlights of the Mortgage Banking segment’s financial results for the year ended December 31, 2013 include the following:

•         Segment loss before taxes for the year ended December 31, 2013 was $51.1 million compared to a loss of $0.2 million for 2012 and income of $7.2 million for 2011.

•         Net interest income for the year ended December 31, 2013 was $71.5 million compared to $61.3 million and $56.9 million for the years ended December 31, 2012 and 2011, respectively. The increase in net interest income for 2013, compared to 2012, was mainly related to the decrease in the average cost of funding.   The Mortgage Banking portfolio is principally composed of fixed-rate residential mortgage loans tied to long-term interest rates that are financed with shorter-term borrowings, thus positively affected in a lower interest rate scenario.  In addition, the lower cost of funding attributed to this business segment relates to the decrease in the average volume of loans after the sale of non-performing loans in the second quarter of 2013.  The increase in net interest income for 2012, compared to 2011, was mainly related to the decrease in the average cost of funding that offset the decrease of $82.9 million in the volume of average residential mortgage loans in Puerto Rico.

•         The provision for loan and lease losses for 2013 was $89.4 million compared to $36.6 million and $33.7 million for the years ended December 31, 2012 and 2011, respectively.  The increase in 2013, compared to 2012, reflects a charge of approximately $63.7 million related to the bulk sale of residential non-performing assets completed in 2013.  Excluding the effect of the bulk sale, the provision for this business segment decreased $10.8 million to $25.7 million.  The variance in the provision reflects lower charge-offs, improved credit quality following the bulk sale of non-performing residential assets, and the impact in 2012 of adjustments to loss factors that were reflective of market conditions, including assumptions regarding loss severities that took into consideration qualitative and quantitative factors such as loan resolution and liquidation strategies and average time for liquidation.

•         Non-interest income for the year ended December 31, 2013 was $15.8 million compared to $18.1 million and $22.3 million for the years ended December 31, 2012 and 2011, respectively.  The decrease in 2013, compared to 2011, was mainly due to lower profit margins on sales and securitizations of residential mortgage loans, partially offset by an increase in servicing fees and a decrease in the valuation allowance of servicing assets. The decrease in 2012, compared to 2011, was mainly related to $12.1 million in gains recorded for completed bulk sales of approximately $518 million of performing residential mortgage loans with servicing release completed in 2011.  In 2012, this was partially offset by higher gains on sale of loans with servicing retained and lower impairments on the value of servicing assets.

•         Direct non-interest expenses in 2013 were $48.9 million compared to $43.1 million and $38.3 million for 2012 and 2011, respectively. The increase in 2013, compared to 2012, reflects expenses of approximately $5.0 million related to the bulk sale completed in the second quarter of 2013 as well as higher attorneys’ loan collection fees and the charge related to the new Puerto Rico national gross receipts tax corresponding to this business segment.  The increase in 2012, compared to 2011, reflects a $2.5 million non-recurring charge associated with a contingency adjustment related to the collectability of certain mortgage-related tax credits and also included increases in employees’ compensation and professional service fees.  This was partially offset by the portion of the decrease in the amount of the FDIC deposit insurance premium allocated to this segment.

Treasury and Investments

The Treasury and Investments segment is responsible for the Corporation’s treasury and investment management functions. The treasury function, which includes funding and liquidity management, sells funds to the Commercial and Corporate Banking segment, the Mortgage Banking segment, and the Consumer (Retail) Banking segment to finance their respective lending activities and purchases funds gathered by those segments and from the United States Operations segment. Funds not gathered by the different business units are obtained by the Treasury function through wholesale channels, such as brokered deposits, advances from the FHLB, and repurchase agreements with investment securities, among others.

The investment function is intended to implement a leverage strategy for the purposes of liquidity management, interest rate management and earnings enhancement.

The interest rates charged or credited by Treasury and Investments are based on market rates.

The highlights of the Treasury and Investments segment’s financial results for the year ended December 31, 2013 include the following:

•         Segment loss before taxes for the year ended December 31, 2013 amounted to $58.5 million compared to a loss of $12.8 million for 2012 and a loss of $27.7 million for 2011.

•         Net interest income for the year ended December 31, 2013 was $18.8 million compared to net interest losses of $4.9 million and $63.6 million for the years ended December 31, 2012 and 2011, respectively.  The increase in net interest income was mainly related to both a decrease in the average cost of funding, driven by the renewals of maturing brokered CDs at lower rates and the maturity of certain high-cost borrowings, and an increase in the volume of MBS that was driven by purchases of approximately $682.9 million of 15-20 year U.S. agency MBS in 2013.  The lower net interest loss for 2012, compared to 2011, was mainly attributable to the decrease in the average cost of funding driven by lower rates paid on brokered CDs, the maturity of certain high-cost borrowings such as repurchase agreements and FHLB advances, and the prepayment of medium-term notes.  In addition, amounts credited to this segment increased in 2012 due to higher amounts charged to the Commercial and Corporate Banking segment aligned with the overall average increase in short-term index rates in 2012, in particular 3-month LIBOR.  The factors offset the decrease in the average volume of investment securities and the maintenance of higher cash balances at the Federal Reserve.

•         Non-interest loss for the year ended December 31, 2013 amounted to $66.6 million compared to loss of $1.6 million and income of $41.6 million for the years ended December 31, 2012 and 2011, respectively.  The higher loss in 2013, compared to 2012, was mainly due to the $66.6 million write-off of the collateral pledged to Lehman, partially offset by lower OTTI charges to available-for-sale debt and equity securities.  The negative variance in 2012, compared to 2011, reflects the impact in 2011 of gains on the sale of MBS, resulting from deleveraging strategies executed in 2011 as part of the Corporation’s Capital Plan in order to preserve capital and meet the requirements of the FDIC Order.

•         Direct non-interest expenses for 2013 were $10.6 million compared to $6.3 million and $5.7 million for 2012 and 2011, respectively. The increase in 2013, compared to 2012, was mainly attributable to: (i) the loss contingency of $2.5 million related to attorneys’ fees granted by the court to the other party in connection with the denial of the Corporation’s motion for Summary judgment on its claim to recover assets pledged to Lehman, which the Corporation appealed, (ii) expenses of $1.7 million related to the secondary offering of the Corporation’s common stock by certain of the existing stockholders, and (iii) expenses of $1.2 million related to the terminated preferred stock exchange offer. The increase in 2012, compared to 2011, was mainly attributable to higher compensation expenses due to the reallocation of recourses.

United States Operations

The United States Operations segment consists of all banking activities conducted by FirstBank in the United States mainland.  FirstBank provides a wide range of banking services to individual and corporate customers primarily in southern Florida through its twelve branches. Our success in attracting core deposits in Florida has enabled us to become less dependent on brokered CDs.  The United States Operations segment offers an array of both retail and commercial banking products and services.  Consumer banking products include checking, savings and money market accounts, retail CDs, internet banking services, residential mortgages, home equity loans and lines of credit, and automobile loans. Deposits gathered through FirstBank’s branches in the United States also serve as one of the funding sources for the Corporation’s overall lending and investment activities.

The commercial banking services include checking, savings and money market accounts, CDs, internet banking services, cash management services, remote data capture and automated clearing house, or ACH, transactions.  Loan products include the traditional C&I and commercial real estate products, such as lines of credit, term loans and construction loans.

The highlights of the United States operations segment’s financial results for the year ended December 31, 2013 include the following:

•         Segment income before taxes for the year ended December 31, 2013 was $8.0 million compared to income of $3.3 million and a loss of $36.0 million for the years ended December 31, 2012 and 2011, respectively.

•         Net interest income for the year ended December 31, 2013 was $24.5 million compared to $20.1 million and $21.5 million for the years ended December 31, 2012 and 2011, respectively. The increase in 2013, as compared to 2012, was mainly related to reductions in the average cost of funding and maturities of FHLB advances. The decrease in 2012, as compared to 2011, was mainly related to the decrease of $83.3 million in the average volume of commercial loans and lower charges made to operating segments in Puerto Rico due to decreases in longer-terms interest rate indexes.

•         During 2013, a reserve release of $10.7 million was recorded for this segment, compared to a reserve release of $9.1 million and a provision of $28.2 million for 2012 and 2011, respectively.  The higher reserve release in 2013, compared to 2012, was mainly related to a reduction in the amount of adversely classified commercial loans and stability in collateral values.  In addition, there was a recovery of $4.5 million related to a troubled debt restructured loan paid-off in Florida.  The decrease in 2012, compared to 2011, was mainly related to a reserve release of $6.7 million for commercial mortgage loans, compared to a provision of $12.8 million in 2011. This reduction was driven by improved charge-off trends, the reduction in the amount of adversely classified loans and more stable collateral values.  The provision for residential mortgage loans decreased by $13.1 million, compared to 2011, due to reductions in net charge-offs, improved delinquency trends and certain stabilization in the expectation of loss severities for this portfolio.  Refer to the “Provision for Loan and Lease Losses” discussion above and to the “Risk Management – Allowance for Loan and Lease Losses and Non-performing Assets” discussion below for additional information with respect to the credit quality of the loan portfolio in the United States.

•         Total non-interest income for the year ended December 31, 2013 amounted to $1.3 million compared to $1.8 million and $1.3 million for the years ended December 31, 2012 and 2011, respectively.  The decrease in 2013, compared to 2012, was mainly due to a $0.5 million loss related to valuation adjustments on fixed assets as they are no longer being used for operations after the consolidation of certain branches in Florida.  The increase in 2012, compared to 2011, was mainly related to a higher volume of sales of residential mortgage loans to government-sponsored entities and increases in non-deferrable loan fees.

•         Direct non-interest expenses in 2013 were $28.6 million compared to $27.7 million and $30.5 million for 2012 and 2011, respectively.  The increase in 2013, compared to 2012, reflects higher employees’ compensation, professional fees and occupancy expenses. The decrease in 2013, compared to 2012, was mainly related to lower losses on REO operations and the lower FDIC insurance premium allocated to this segment.

Virgin Islands Operations

The Virgin Islands Operations segment consists of all banking activities conducted by FirstBank in the U.S. and British Virgin Islands, including retail and commercial banking services, with a total of twelve branches currently serving the islands in the USVI of St. Thomas, St. Croix and St. John, and the islands in the BVI of Tortola and Virgin Gorda. The Virgin Islands Operations segment is driven by its consumer, commercial lending and deposit-taking activities.

Loans to consumers include auto, boat, lines of credit, personal and residential mortgage loans. Deposit products include interest bearing and non-interest bearing checking and savings accounts, IRAs, and retail CDs. Retail deposits gathered through each branch serve as the funding sources for the lending activities.

The highlights of the Virgin Islands operations segment’s financial results for the year ended December 31, 2013 include the following:

•         Segment loss before taxes for the year ended December 31, 2013 was $8.9 million compared to losses of $3.6 million and $13.9 million for the years ended December 31, 2012 and 2011, respectively.

•         Net interest income for the year ended December 31, 2013 was $37.7 million compared to $44.4 million and $49.9 million for the years ended December 31, 2012 and 2011, respectively. The decrease in net interest income in 2013, compared to 2012, was mainly related to a $155.3 million decrease in the average volume of loans.  The decrease in net interest income in 2012, compared to 2011, was mainly related to a $92.1 million decrease in the average volume of loans and, to a lesser extent, an increase of $6.6 million in non-performing residential mortgage loans.

•         The provision for loan and lease losses for 2013 decreased by $8.3 million compared to the same period in 2012 and decreased by $20.9 million when comparing 2012 with the same period in 2011. The provision in 2013 includes a charge of $5.2 million related to the bulk sale of non-performing residential assets attributable to Virgin Islands loans completed in the second quarter of 2013 and a charge of $6.3 million related to a commercial construction loan relationship transferred to held for sale in the first quarter of 2013.  Excluding the impact of the bulk sale of non-performing residential assets and the transfer of loans to held for sale attributable to Virgin Islands loans, the Corporation recorded a reserve release of $2.6 million, or a $19.8 million reduction in the provision as compared to 2012.  The decrease mainly reflects higher charges in 2012 related to the loan relationship that was transferred to held for sale in 2013. The decrease in 2012, compared to 2011, was mainly related to higher charges to the specific reserve in 2011 assigned to the aforementioned construction loan relationship that was placed in non-accrual status early in 2011.  In addition, in 2012, lower charges to specific reserves were related to a lower migration of loans to impaired status.

•         Non-interest income for the year ended December 31, 2013 was $7.9 million, compared to $6.9 million and $10.7 million for the years ended December 31, 2012 and 2011.  The increase in 2013, compared to 2012, was mainly related to an increase in merchant, ATM and POS interchange fees.  The decrease in 2012, compared to 2011, was mainly related to the impact in 2011 of the $2.8 million gain recorded on the sale of substantially all of the assets of First Bank Insurance VI and lower interchange fees on debit cards impacted by the Durbin Amendment, as described above.

•         Direct non-interest expenses for the year ended December 31, 2013 were $45.7 million compared to $37.8 million and $36.5 million for the years ended December 31, 2012 and 2011, respectively. The increase in 2013, compared to 2012, was mainly due to a $7.5 million increase in write-downs to OREO properties, primarily income-producing commercial properties, and an increase in professional service fees.  The increase in 2012, compared to 2011, was mainly due to higher REO operating expenses and losses in connection with a higher inventory, partially offset by decreases in professional service fees and the portion of the decrease of the FDIC insurance premium allocated to this segment.

FINANCIAL CONDITION AND OPERATING DATA ANALYSIS

Financial Condition

The following table presents an average balance sheet of the Corporation for the following years:

	December 31,
	2013	2012	2011
		(In thousands)
ASSETS
Interest-earning assets:
Money market and other short-term investments	$684,074	$640,644	$567,548
Government obligations	338,571	555,364	1,350,505
Mortgage-backed securities	1,666,091	1,182,142	1,181,183
Corporate bonds	-	1,204	2,000
FHLB stock	30,941	35,035	43,676
Equity securities	1,330	1,377	1,377
Total investments	2,721,007	2,415,766	3,146,289

Residential mortgage loans	2,681,753	2,800,647	2,944,367
Construction loans	272,917	388,404	616,980
Commercial loans	4,804,608	5,277,593	5,849,444
Finance leases	240,479	239,699	263,403
Consumer loans	1,799,402	1,561,085	1,357,381
Total loans	9,799,159	10,267,428	11,031,575
Total interest-earning assets	12,520,166	12,683,194	14,177,864
Total non-interest-earning assets (1)	292,295	283,180	177,852
Total assets	$12,812,461	$12,966,374	$14,355,716

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing checking accounts	$1,127,857	$1,092,640	$1,014,280
Savings accounts	2,344,444	2,258,001	2,032,665
Certificates of deposit	2,310,200	2,215,599	2,260,106
Brokered CDs	3,251,091	3,488,312	5,134,699
Interest-bearing deposits	9,033,592	9,054,552	10,441,750
Other borrowed funds	1,131,959	1,171,615	1,459,476
FHLB advances	357,661	404,033	467,522
Total interest-bearing liabilities	10,523,212	10,630,200	12,368,748
Total non-interest-bearing liabilities	962,199	878,881	862,420
Total liabilities	11,485,411	11,509,081	13,231,168

Stockholders' equity:
Preferred stock	63,047	63,047	341,658
Common stockholders' equity	1,264,003	1,394,246	782,890
Stockholders' equity	1,327,050	1,457,293	1,124,548
Total liabilities and stockholders' equity	$12,812,461	$12,966,374	$14,355,716
_________
(1) Includes, among other things, the allowance for loan and lease losses and the valuation of available-for-sale investment securities.

      The Corporation’s total average assets were $12.8 billion and $13.0 billion as of December 31, 2013 and 2012, respectively, a decrease for 2013 of $153.9 million or 1% as compared to 2012.  The reduction in total average assets was mainly due to a decrease of $468.3 million in average loans primarily reflecting the impact of the two bulk sales of adversely classified and nonperforming assets partially offset by an increase of $305.2 million in average investments securities and interest-bearing cash equivalent driven by purchases of U.S. agency MBS.

      The Corporation’s total average liabilities were $11.5 billion as of December 31, 2013, a decrease of $23.7 million compared to December 31, 2012.  The decrease in total average liabilities mainly resulted from the roll-off of maturing brokered CDs, the maturity of certain FHLB advances, and the full year impact of the repayment in the first half of 2012 of medium-term notes and repurchase agreements.  These variances were partially offset by an increase in the average balance of non-brokered deposits.

Assets

      Total assets were approximately $12.7 billion as of December 31, 2013, down $442.8 million from December 31, 2012. The decrease was mainly related to a $427.4 million decrease in total loans and a $25.6 million decrease in the OREO inventory. This decrease was driven by the two bulk sales of adversely classified and non performing assets completed during the first and second quarter of 2013 that aggregated $415.2 million of loans and $25.5 million of OREO properties, the individual sale of a non-performing commercial mortgage loan with a book value of $40.8 million and a $35.6 million commercial loan paid-off in the third quarter of 2013. The decrease in total assets was also attributable to a decline of $291.2 million in cash and cash equivalents and the $66.6 million write-off of the collateral pledged to Lehman. These decreases were partially offset by a $247.2 million increase in the available-for-sale investment securities portfolio led by purchases of $682.9 million of 15-20 year U.S. agency MBS during 2013 (partially offset by U.S. agency MBS repayments and declines in the fair value of U.S. agency MBS and Puerto Rico government obligations), and a $149.6 million reduction in the total allowance for loan and lease losses.

Loans Receivable, including Loans Held for Sale

The following table presents the composition of the loan portfolio including loans held for sale as of year-end for each of the last five years.

(In thousands)	2013	2012	2011	2010	2009
Residential mortgage loans	$2,549,008	$2,747,217	$2,873,785	$3,417,417	$3,595,508
Commercial loans:
Commercial mortgage loans (1)	1,823,608	1,883,798	1,565,411	1,670,161	1,693,424
Construction loans (1)	168,713	361,875	427,863	700,579	1,492,589
Commercial and Industrial loans (1)(2)	2,788,250	2,793,157	3,856,695	3,861,545	4,927,304
Loans to local financial institutions
collateralized by real estate
mortgages	240,072	255,390	273,821	290,219	321,522
Total commercial loans	5,020,643	5,294,220	6,123,790	6,522,504	8,434,839
Finance leases	245,323	236,926	247,003	282,904	318,504
Consumer loans	1,821,196	1,775,751	1,314,814	1,432,611	1,579,600
Total loans held for investment	9,636,170	10,054,114	10,559,392	11,655,436	13,928,451
Less:
Allowance for loan and lease losses	(285,858)	(435,414)	(493,917)	(553,025)	(528,120)
Total loans held for investment, net	9,350,312	9,618,700	10,065,475	11,102,411	13,400,331
Loans held for sale	75,969	85,394	15,822	300,766	20,775
Total loans, net	$9,426,281	$9,704,094	$10,081,297	$11,403,177	$13,421,106

___________
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

(2) As of December 31, 2013, includes $1.2 billion of commercial loans that are secured by real estate (owner-occupied commercial loans secured by real estate) but are not dependent upon the real estate for repayment.

Lending Activities

As of December 31, 2013, the Corporation’s total loans, net of allowance, decreased by $277.8 million, when compared with the balance as of December 31, 2012.  The major reductions were mainly the result of the two bulk sales of assets.  The first bulk sale, which took place during the first quarter of 2013,  was mainly composed of adversely classified and non-performing loans with a book value of $211.4 million ($100.1 million of C&I loans, $68.8 million of commercial mortgage loans, $41.3 million of construction loans, and $1.2 million of residential mortgage loans).

The second bulk sale, which took place during the second quarter of 2013, was mainly composed of non-performing residential mortgage loans with a book value of $203.8 million.  The decrease related to the bulk sales was partially offset by increases in the loan portfolio of Florida and outstanding loans to the public sector.

      As shown in the table above, the 2013 loans held for investment portfolio was comprised of commercial loans (52%), residential real estate loans (27%), and consumer and finance leases (21%).  Of the total gross loan portfolio held for investment of $9.6 billion as of December 31, 2013, approximately 84% has credit risk concentration in Puerto Rico, 9% in the United States (mainly in the state of Florida) and 7% in the Virgin Islands, as shown in the following table:

As of December 31, 2013	Puerto Rico	Virgin Islands	United States	Total
	(In thousands)
Residential mortgage loans	$1,906,982	$348,816	$293,210	$2,549,008

Commercial mortgage loans	1,464,085	74,271	285,252	1,823,608
Construction loans	105,830	33,744	29,139	168,713
Commercial and Industrial loans	2,436,709	125,757	225,784	2,788,250
Loans to local financial institutions collateralized
by real estate mortgages	240,072	-	-	240,072

Total commercial loans	4,246,696	233,772	540,175	5,020,643
Finance leases	245,323	-	-	245,323
Consumer loans	1,739,478	49,689	32,029	1,821,196
Total loans held for investment	$8,138,479	$632,277	$865,414	$9,636,170
Loans held for sale	35,394	40,575	-	75,969
Total loans, gross	$8,173,873	$672,852	$865,414	$9,712,139

As of December 31, 2012	Puerto Rico	Virgin Islands	United States	Total
	(In thousands)
Residential mortgage loans	$2,092,450	$380,660	$274,107	$2,747,217

Commercial mortgage loans	1,486,648	62,981	334,169	1,883,798
Construction loans	241,775	98,040	22,060	361,875
Commercial and Industrial loans	2,618,815	122,104	52,238	2,793,157
Loans to local financial institutions collateralized
by real estate mortgages	255,390	-	-	255,390

Total commercial loans	4,602,628	283,125	408,467	5,294,220
Finance leases	236,926	-	-	236,926
Consumer loans	1,692,878	51,213	31,660	1,775,751
Total loans held for investment	$8,624,882	$714,998	$714,234	$10,054,114
Loans held for sale	81,546	3,848	-	85,394
Total loans, gross	$8,706,428	$718,846	$714,234	$10,139,508

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

The following table sets forth certain additional data (including loan production) related to the Corporation’s loan portfolio net of the allowance for loan and lease losses as of the dates indicated:
	For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Beginning balance as of January 1	$9,704,094	$10,081,297	$11,403,177	$13,421,106	$12,806,766
Residential real estate loans originated and
purchased	830,959	756,133	563,138	526,389	591,889
Construction loans originated and purchased	57,514	76,822	93,183	175,260	433,493
C&I and commercial mortgage loans
originated and purchased	1,661,128	1,236,910	1,480,192	1,706,604	3,153,278
Finance leases originated	104,968	93,700	83,651	90,671	80,716
Consumer loans originated and purchased (1)	1,055,940	1,281,872	493,511	508,577	514,774
Total loans originated and
purchased	3,710,509	3,445,437	2,713,675	3,007,501	4,774,150
Sales and securitizations of loans	(968,626)	(468,463)	(1,175,463)	(529,413)	(464,705)
Repayments and prepayments	(2,801,685)	(3,049,722)	(2,422,071)	(3,704,221)	(3,010,857)
Other decreases (2)	(218,011)	(304,455)	(438,021)	(791,796)	(684,248)
Net (decrease) increase	(277,813)	(377,203)	(1,321,880)	(2,017,929)	614,340
Ending balance as of December 31	$9,426,281	$9,704,094	$10,081,297	$11,403,177	$13,421,106

Percentage (decrease) increase	(2.86)%	(3.74)%	(11.59)%	(15.04)%	4.80%
_____________
(1) For 2012, includes the initial carrying value of $368.9 million related to the credit card portfolio acquired from FIA and $226.9 million of subsequent utilization activity on outstanding credit cards.
(2) Includes, among other things, the change in the allowance for loan and lease losses and cancellation of loans due to the repossession of the collateral and loans repurchased.

Residential Real Estate Loans

     As of December 31, 2013, the Corporation’s residential real estate loan portfolio held for investment decreased by $198.2 million as compared to the balance as of December 31, 2012, mainly reflecting the bulk sale of non-performing residential loans with a book value of $203.7 million completed in the second quarter of 2013, foreclosures of $35.6 million, charge-offs and principal repayments. Such decrease was partially offset by loan originations retained in the portfolio during the period. The majority of the Corporation’s outstanding balance of residential mortgage loans consists of fixed-rate, fully amortizing, full documentation loans.  In accordance with the Corporation’s underwriting guidelines, residential real estate loans are mostly fully documented loans, and the Corporation is not actively involved in the origination of negative amortization loans, or adjustable-rate mortgage loans.  Refer to the “Contractual Obligations and Commitments” discussion below for additional information about outstanding commitments to sell mortgage loans.

     Residential real estate loan production and purchases for the year ended December 31, 2013 increased by $74.9 million, compared to 2012, and increased by $193.0 million for 2012 compared to 2011. The Corporation’s strategy is to penetrate markets by providing customers with a variety of high quality mortgage products.  The Corporation’s residential mortgage loan originations are handled by FirstMortgage, its mortgage loan origination subsidiary. FirstMortgage supplements its internal direct originations through a strategic program to purchase ongoing residential mortgage loan production from mortgage bankers in Puerto Rico. Purchases of $224.6 million in 2013 were mainly conforming residential mortgage loans.  Purchases of conforming residential mortgage loans provide the Corporation the flexibility to retain or sell the loans, including securitization transactions depending upon the Corporation’s interest rate risk management strategies. When the Corporation sells such loans, it generally keeps the servicing of the loans.

Commercial and Construction Loans

     As of December 31, 2013, the Corporation’s commercial and construction loan portfolio held for investment decreased by $273.6 million, as compared to the balance as of December 31, 2012. The reduction primarily reflects the impact of the bulk sale of adversely classified and non-performing assets with a book value of  $210.2 million ($100.1 million of C&I loans, $68.8 million of commercial mortgage loans, and $41.3 million of construction loans), the transfer of $146 million of non-performing loans to held for sale (net of $36.0 million of charge-offs recorded at the time of transfer), of which $40.8 million was sold during the second quarter of 2013, and  to a lesser extent, charge-offs recorded during the year ended December 31, 2013,  including a $25.4 million charge-off  related to a single commercial relationship restructured in the first quarter of 2013 into a split Note A/B. These variances were partially offset by an increase of $132 million in the commercial portfolio of Florida. As part of the Florida strategy, the Corporation has expanded its resources in the middle market and corporate areas in light of lending growth opportunities in this sector. The Corporation’s commercial loans are primarily variable- and adjustable-rate loans.

     Total commercial and construction loans originated amounted to $1.7 billion for 2013, an increase of $404.9 million when compared to originations during 2012.  The increase was mainly related to credit facilities extended to government entities and an increase in loan originations in Florida. Originations related to government entities amounted to $554.3 million in 2013 compared to $212.4 million in 2012, while commercial loan originations in Florida increased by $217.5 million.

    As of December 31, 2013, the Corporation had $454.6 million of credit facilities granted to the Puerto Rico government, its municipalities and public corporations, of which $397.8 million was outstanding, compared to $158.4 million outstanding as of December 31, 2012, and $60.6 million outstanding in credit facilities granted to the government of the Virgin Islands, compared to $35.5 million as of December 31, 2012. Approximately $200.5 million of the outstanding credit facilities consists of loans to municipalities in Puerto Rico. Municipal debt exposure is secured by ad valorem taxation without limitation as to rate or amount on all taxable property within the boundaries of each municipality. The good faith, credit, and unlimited taxing power of each applicable municipality have been pledged to the repayment of all outstanding bonds and notes. Approximately $84.6 million consists of loans to public corporations that receive revenues from the rates they charge for services or products, such as electric power services including credit extended to the Puerto Rico Electric Power Authority for fuel purchases that have priority over senior bonds and other debt. Main public corporations have varying degrees of independence from the central government and many receive appropriations or other payments from the Puerto Rico’s government general fund. Approximately $112.7 million of the amount outstanding consists of loans to the central government or units of the central government. Debt issued by the central government can either carry the full faith, credit, and taxing power of the Commonwealth of Puerto Rico or represent an obligation, that is subject to annual budget appropriations. The Commonwealth of Puerto Rico has never defaulted on its debt. Furthermore, the Corporation had $205.1 million outstanding as of December 31, 2013 in financing to the hotel industry in Puerto Rico guaranteed by the TDF. The TDF is a subsidiary of the GDB that works with private-sector financial institutions to structure financings for new hospitality projects. The TDF has a perfect track record of supporting its guarantees.

  In addition to loans extended to government entities, the largest loan to one borrower as of December 31, 2013 in the amount of $240.1 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual real-estate loans, mostly 1-4 single-family residential mortgage loans in Puerto Rico. This loan is subject to collateral substitution that requires the borrower to substitute defaulted mortgages.

     Construction loan originations decreased by $19.3 million in 2013, from $76.8 million in 2012. The Corporation has significantly reduced its exposure to construction loans and construction loan originations are mainly draws from existing commitments, including construction facilities tied to financings to the hotel industry guaranteed by the TDF.

     The decrease in the construction loan portfolio held for investment was driven by the inclusion of construction loans having a book value of $41.3 million in the bulk sale of adversely classified and non-performing assets completed during the first quarter of 2013 and the transfer of construction loans of $55.3 million to held for sale (net of $21.4 million of charge-offs recorded at the time of transfer).

The composition of the Corporation’s construction loan portfolio held for investment as of December 31, 2013 by category and geographic location follows:

As of December 31, 2013
	Puerto Rico	Virgin Islands	United States	Total
	(In thousands)
Loans for residential housing projects:
Mid-rise (1)	$35,458	$4,669	$36	$40,163
Single-family, detached	18,211	-	6,295	24,506
Total for residential housing projects	53,669	4,669	6,331	64,669
Construction loans to individuals secured by residential
properties	5,319	1,521	-	6,840
Loans for commercial projects	810	3,924	12,097	16,831
Bridge loans - residential	258	-	-	258
Bridge loans - commercial	-	13,450	-	13,450
Land loans - residential	26,449	8,472	4,585	39,506
Land loans - commercial	19,082	1,870	6,126	27,078
Total before net deferred fees and allowance for loan
losses	$105,587	$33,906	$29,139	$168,632
Net deferred cost (fees)	243	(162)	-	81
Total construction loan portfolio, gross	105,830	33,744	29,139	168,713
Allowance for loan losses	(18,439)	(6,962)	(10,413)	(35,814)
Total construction loan portfolio, net	$87,391	$26,782	$18,726	$132,899

(1) Mid-rise relates to buildings of up to 7 stories.

The following table presents further information on the Corporation’s construction portfolio as of and for the year ended December 31, 2013:

(In thousands)
Total undisbursed funds under existing commitments	$65,184
Construction loans held for investment in non-accrual status	$58,866
Construction loans held for sale in non-accrual status	$47,802
Net charge offs - Construction loans (1)	$41,247
Allowance for loan losses - Construction loans	$35,814
Non-performing construction loans to total construction loans, including held for sale	49.27%
Allowance for loan losses for construction loans to total construction loans held for investment	21.23%
Net charge-offs to total average construction loans (2)	15.11%
_________
(1) Includes net charge-offs of $34.2 million related to the bulk sales of assets and the transfer of loans to held for sale.
(2) The ratio of construction loans net charge-offs to average loans, excluding charge-offs associated with the bulk sales of assets and the transfer of loans to held for sale, was 2.91%

The following summarizes the construction loans for residential housing projects in Puerto Rico segregated by the estimated selling price of the units:

		(In Thousands)

	Construction loan portfolio:
	Under $300k	$16,284
	$300k - $600k	-
	Over $600k (1)	37,385
		$53,669
________
(1) Mainly composed of four residential housing projects in Puerto Rico.

               Consumer Loans and Finance Leases

As of December 31, 2013, the Corporation’s consumer loan and finance lease portfolio increased by $53.8 million, as compared to the portfolio balance as of December 31, 2012.  This increase was mainly the result of loan originations activity, driven by auto loan originations, partially offset by charge-offs and repayments.

Total consumer and finance lease originations (excluding credit card utilization activity) amounted to $812.9 billion for 2013, compared to originations during 2012 of $779.6 million.  The increase was mainly related to a $39.2 million increase in auto loans and finance leases originations.

Investment Activities

As part of its strategy to diversify its revenue sources and maximize its net interest income, First BanCorp. maintains an investment portfolio that is classified as available for sale. The Corporation’s total available-for-sale investment securities portfolio as of December 31, 2013 amounted to $2.0 billion, an increase of $247.2 million from December 31, 2012, mainly due to an increase of approximately $257.2 million in mortgage backed securities resulting from purchases in 2013 of approximately $682.9 million of 15-20 year U.S. Agency MBS with an average yield of 1.99%. The Corporation deployed some of its cash balances, generating income of between 0.25% and 0.35%, into highly liquid securities with a higher yield.

Approximately 95% of the Corporation’s available-for-sale securities portfolio is invested in U.S. Government and Agency debentures and fixed-rate U.S. government sponsored-agency MBS (mainly GNMA, FNMA and FHLMC fixed-rate securities). The

Corporation’s investment in equity securities classified as available for sale is minimal, approximately $33 thousand, which consists of common stock of another financial institution in Puerto Rico.

  As of  December 31, 2013, the Corporation held approximately $71.0 million of Puerto Rico government and agencies bond obligations, mainly bonds of the GDB and the Puerto Rico Building Authority, as part of its available-for-sale investment securities portfolio, which were reflected at their aggregate fair value of  $51.3 million.  In mid-August 2013, the 30-year general obligation bonds of the Puerto Rico government, which are widely held by mutual funds, carried a yield of about 7.1%, which increased during the latter part of the third quarter of 2013, surpassing 10% at one point in September amid a general run-up in interest rates and significant selling by investors after Detroit filed for the largest municipal bankruptcy in United States history. The debt carried a yield of approximately 9.54% as of December 31, 2013. On February 4, 2014, S&P downgraded the Commonwealth of Puerto Rico’s debt to BB+, one level below investment grade. S&P also downgraded to levels below investment grade the credit rating of the GDB and the Employee Retirement System to BB and various ratings of the Puerto Rico Highways and Transportation Authority to BB+. On February 7, 2014, Moody’s downgraded the Commonwealth of Puerto Rico general obligation bonds to Ba2, two notches below investment grade. Moody’s also downgraded to Ba2 the Public Building Authority Bonds, the Pension Funding Bonds, the GDB senior notes, the Municipal Finance Authority Bonds, the Puerto Rico Infrastructure Finance Authority Special Tax Revenue Bonds, the Convention Center District Authority Hotel Occupancy Tax Revenue Bonds, the Puerto Rico Highway and Transportation Authority Transportation Revenue Bonds, various ratings of the Puerto Rico Aqueduct and Sewer Authority, and the Puerto Rico Electric Power Authority. In addition, the Puerto Rico Sales Tax Financing Corporation’s senior-lien bonds were downgraded by Moody’s to Baa1from A2, retaining investment grade status. Following the downgrades by S&P and Moody’s, Fitch became the third agency to downgrade the Commonwealth of Puerto Rico debt to a below investment grade. Fitch now rates Puerto Rico’s general obligation bonds at BB, two notches below investment grade, from BBB-. Based on S&P definition of a BB credit rating, the debt rating suggest that S&P views the Puerto Rico Government’s obligation as less vulnerable to nonpayment in the near term than other speculative issues. However, it faces major ongoing uncertainties or exposure to adverse business, financial or economic conditions; thus, the ultimate, impact of the downgrades is unpredictable and may not be immediately apparent.

The decrease in value during 2013 of the Puerto Rico government and agencies bonds held by the Corporation was mainly the result of the decrease on prices in the municipal bonds market caused by the Detroit default and subsequent significant sales of municipal bonds. The price declines also showed a correlation to benchmark interest rate movements. The Corporation believes that the declines in value resulted from the above factors and not a change in expected cash flows. The issuers of Puerto Rico government and agencies bonds held by the Corporation have not defaulted, and the contractual payments on these securities have been made as scheduled. Despite the recent downgrades of Puerto Rico’s debt, the risk profile has not changed materially taking into account progress on different elements such as increases in tax collections, reforms of the retirement systems, current negotiation on debt repayment acceleration clauses, intention to access the market and increase the tax supported debt, and spending control efforts. All three rating agencies recognized the efforts of the Puerto Rico government to bolster finances and strengthen fundamental credit factors, including actions to control spending, reduce debt issuance, reform the retirement system, and promote economic development. The Puerto Rico government announced that a balanced budget is expected for fiscal year 2015, a year earlier than originally projected. In terms of liquidity, the GDB has indicated it has the liquidity to fund the Commonwealth’s needs through at least fiscal year 2014 and expects to improve its liquidity upon accessing the markets. Based on these facts and the Corporation’s ability and intent to hold these securities until a recovery of the fair value occurs, the unrealized losses are considered temporary. The Corporation will continue to closely monitor Puerto Rico’s political and economic status and evaluate the portfolio for any declines in value that could be considered other-than-temporary.

The following table presents the carrying value of investments as of December 31, 2013 and 2012:

	2013	2012
	(In thousands)
Money market investments	$201,369	$216,835

Investment securities available for sale, at fair value:
U.S. government and agencies obligations	256,994	247,072
Puerto Rico government obligations	51,330	71,200
Mortgage-backed securities	1,669,925	1,412,774
Equity securities	33	31
	1,978,282	1,731,077

Other equity securities, including $28.4 million and $37.5
million of FHLB stock as of December 31, 2013 and
2012, respectively	28,691	38,757
Total money market and investment securities	$2,208,342	$1,986,669

Mortgage-backed securities as of December 31, 2013 and 2012 consisted of:

(In thousands)	2013	2012
Available-for-sale:
FHLMC certificates	$322,187	$129,240
GNMA certificates	445,008	604,672
FNMA certificates	861,783	627,636
Collateralized mortgage obligations issued or
guaranteed by FHLMC	81	300
Other mortgage pass-through certificates	40,866	50,926
Total mortgage-backed securities	$1,669,925	$1,412,774

    The carrying values of investment securities classified as available for sale as of December 31, 2013 by contractual maturity (excluding mortgage-backed securities and equity securities) are shown below:

(In thousands)	Carrying Amount	Weighted average yield %

U.S. government and agencies obligations
Due within one year	$7,499	0.12
Due after one year through five years	48,592	1.05
Due after five years through ten years	200,903	1.31
	256,994	1.23

Puerto Rico government obligations
Due within one year	9,790	3.50
Due after five years through ten years	27,737	4.51
Due after ten years	13,803	5.82
	51,330	4.74

Total	308,324	1.96

Mortgage-backed securities	1,669,925	2.69
Equity securities	33	-

Total investment securities available for sale	$1,978,282	2.57

No sales of securities available for sale were completed in 2013. The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities as of December 31, 2013 and 2012 was $0.3 million and $1.3 million, respectively.

For the years ended December 31, 2013 and 2012, the Corporation recorded OTTI charges through earnings of $0.2 million and $2.0 million, respectively, mainly related to the credit loss portion of available-for-sale private label MBS. Refer to Note 4 to the Corporation’s audited financial statements for the year ended December 31, 2013 included in Item 8 of this Form 10-K for additional information regarding the Corporation’s evaluation of OTTI on available-for-sale securities.

Net interest income of future periods could be affected by prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on these securities, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration of the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. Approximately $25.7 million of FHLB debt securities with an average yield of 0.35% were called during 2013. As of December 31, 2013, the Corporation has approximately $61.7 million in debt securities (U.S. Agencies and Puerto Rico government securities) with embedded calls and with an average yield of 1.79%. Refer to the “Risk Management” section below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and of the interest rate risk management strategies followed by the Corporation. Also refer to Note 4 to the Corporation’s audited financial statements for the year ended December 31, 2013 included in Item 8 of this Form 10-K for additional information regarding the Corporation’s investment portfolio.

Investment Securities and Loans Receivable Maturities

The following table presents the maturities or repricings of the loan and investment portfolio as of December 31, 2013:

		2-5 Years		Over 5 Years
		Fixed	Variable	Fixed	Variable
	One Year	Interest	Interest	Interest	Interest
	or Less	Rates	Rates	Rates	Rates	Total
			(In thousands)
Investments:
Money market investments	$201,369	$-	$-	$-	$-	$201,369
Mortgage-backed securities	40,865	1,644	-	1,627,416	-	1,669,925
Other securities (1)	53,292	48,592	-	242,443	-	344,327
Total investments	295,526	50,236	-	1,869,859	-	2,215,621

Loans: (2) (3)
Residential mortgage	604,780	278,419	-	1,686,977	-	2,570,176
C&I and commercial
mortgage	4,144,938	415,272	149,035	149,684	-	4,858,929
Construction	197,391	16,168	-	2,956	-	216,515
Finance leases	76,775	165,049	-	3,499	-	245,323
Consumer	555,131	1,194,390	-	71,675	-	1,821,196
Total loans	5,579,015	2,069,298	149,035	1,914,791	-	9,712,139
Total earning assets	$5,874,541	$2,119,534	$149,035	$3,784,650	$-	$11,927,760
_________
(1) Equity securities available for sale and other equity securities and loans having no stated scheduled repayment date and no stated maturity were included under the "one year or less category."
(2) Scheduled repayments were reported in the maturity category in which the payment is due and variable rates were reported based on the next repricing date.
(3) Non-accruing loans were included under the "one year or less category."

Goodwill and other intangible assets

The Corporation evaluates goodwill for impairment on an annual basis, generally during the fourth quarter, or more often if events or circumstances indicate there may be impairment. The Corporation evaluated goodwill for impairment as of October 1, 2013. Goodwill impairment testing is performed at the segment (or “reporting unit”) level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to a reporting unit, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill.  The Corporation’s goodwill is related to the acquisition of FirstBank Florida in 2005.

The Corporation bypassed the qualitative assessment in 2013 and proceeded directly to perform the first step of the two-step goodwill impairment test. The first step (“Step 1”) involves a comparison of the estimated fair value of the reporting unit to its carrying value, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired. If the carrying value exceeds the estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of the impairment.

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

•          the market growth and new business assumption.

For purposes of the market comparable approach, valuation was determined based on market multiples for comparable companies and market participant assumptions applied to the reporting unit to derive an implied value of equity.

For purposes of the DCF analysis approach, the valuation is based on estimated future cash flows. The financial projections used in the DCF analysis for the reporting unit are based on the most recent available data. The growth assumptions included in these projections are based on management’s expectations of the reporting unit’s financial prospects as well as particular plans for the entity (i.e., restructuring plans).  The cost of equity was estimated using the capital asset pricing model using comparable companies, an equity risk premium, the rate of return of a “riskless” asset, and a size premium based on the size of the reporting unit. The resulting discount rate was analyzed in terms of reasonability given current market conditions.

The Step 1 evaluation of goodwill allocated to the Florida reporting unit, which is one level below the United States business segment, under both valuation approaches (market and DCF) indicated that the fair value of the unit was above the carrying amount of its equity book value as of the valuation date (October 1), which meant that Step 2 was not undertaken. Based on the analysis under both the income and market approaches, the estimated fair value of the reporting units exceeds the carrying amount of the unit, including goodwill, at the evaluation date.

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

Goodwill was not impaired as of December 31, 2013 or 2012, nor was any goodwill written off during 2013, 2012, and 2011.

Other Intangibles

Core deposit intangibles are amortized over their estimated lives, generally on a straight-line basis, and are reviewed periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

In connection with the acquisition of the FirstBank-branded credit card loan portfolio in 2012, the Corporation recognized at acquisition a purchased credit card relationship intangible of $24.5 million ($19.8 million and $23.5 million as of December 31, 2013 and 2012, respectively) which is being amortized on an accelerated basis based on the estimated attrition rate of the purchased credit card accounts, which reflects the pattern in which the economic benefits of the intangible asset are consumed. These benefits are consumed as the revenue stream generated by the cardholder relationship is realized.

The Corporation performed impairment tests for the years ended December 31, 2013, 2012, and 2011 and determined that no impairment was needed to be recognized for other intangible assets.

RISK MANAGEMENT

General

Risks are inherent in virtually all aspects of the Corporation’s business activities and operations. Consequently, effective risk management is fundamental to the success of the Corporation. The primary goals of risk management are to ensure that the Corporation’s risk-taking activities are consistent with the Corporation’s objectives and risk tolerance, and that there is an appropriate balance between risk and reward in order to maximize stockholder value.

The Corporation has in place a risk management framework to monitor, evaluate and manage the principal risks assumed in conducting its activities. First BanCorp.’s business is subject to nine broad categories of risks: (1) liquidity risk, (2) interest rate risk, (3) market risk, (4) credit risk, (5) operational risk, (6) legal and compliance risk, (7) reputational risk, (8) model risk, and (9) capital risk.  First BanCorp. has adopted policies and procedures designed to identify and manage the risks to which the Corporation is exposed.

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

Operational Risk

Operational risk is the risk to earnings or capital arising from problems with services’ or products’ delivery.  This risk is a function of internal controls, information systems, employee integrity and operating processes. It also includes risks associated with the Corporation’s preparedness for the occurrence of an unforeseen event. This risk is inherent across all functions, products and services of the Corporation. Refer to “—Operational Risk” section below for further details.

Legal and Regulatory Risk

Legal and regulatory risk is the risk to earnings and capital arising from the Corporation’s failure to comply with laws or regulations that can adversely affect the Corporation’s reputation and/or increase its exposure to litigation or penalties.

Reputational Risk

Reputational risk is the risk to earnings and capital arising from any adverse impact on the Corporation’s market value, capital or earnings of negative public opinion, whether true or not. This risk affects the Corporation’s ability to establish new relationships or services, or to continue servicing existing relationships.

Model Risk

Model Risk is the potential for adverse consequences from decisions based on incorrect or misused model outputs and reports. The use of models exposes the Corporation to some level of model risk. Model errors can contribute to incorrect valuations and lead to operational errors, inappropriate business decisions or incorrect financial entries. Model risk can be reduced substantially through rigorous model identification and validation.

Capital Risk

Capital risk is the risk that the Corporation may lose value on its capital or has an inadequate Capital Plan, which results in insufficient capital resources to:

•          Meet minimum regulatory requirements or as required as part of the Consent Order. The Corporation’s authority to operate as a bank is dependent upon the maintenance of adequate capital resources;

•          Support its credit rating. A weaker credit rating would increase the Corporation’s cost of funds; or

•          Support its growth and strategic options.

Risk Governance

The following discussion highlights the roles and responsibilities of the key participants in the Corporation’s risk management framework:

Board of Directors

The Board of Directors oversees the Corporation’s overall risk governance program with the assistance of the Board Committees discussed below.

Risk Committee

The Risk Committee of the Corporation is appointed by the Board of Directors of the Corporation to assist the Board in fulfilling its responsibility to oversee management regarding the Corporation’s management of its company-wide risk management framework. The Committee’s role is one of oversight, recognizing that management is responsible for designing, implementing and maintaining an effective risk management framework.

Asset/Liability Committee

The Asset/Liability Committee of the Corporation is appointed by the Board of Directors to assist the Board of Directors in its oversight of the Corporation’s policies related to asset and liability management relating to funds management, investment management, liquidity, interest rate risk management, and the use of derivatives. In doing so, the Committee’s primary functions involve:

•          The establishment of a process to enable the identification assessment, and management of risks that could affect the Corporation’s assets and liabilities management;

•          The identification of the Corporation’s risk tolerance levels for yield maximization relating to its assets and liabilities management; and

•          The evaluation of the adequacy, effectiveness and compliance with the Corporation’s risk management  process relating to the Corporation’s assets and liabilities management, including management’s role in that process.

Credit Committee

The Credit Committee of the Board of Directors is appointed by the Board of Directors to assist the Board of Directors in its oversight of the Corporation’s policies related to all matters of the Corporation’s lending function, hereafter “Credit Management.” The purpose of the Committee is to review the quality of the Corporation’s credit portfolio and the trends affecting that portfolio; to oversee the effectiveness and administration of credit-related policies; to approve those loans as required by the lending authorities approved by the Board; and to report to the Board regarding Credit Management.

Audit Committee

The Audit Committee of First BanCorp. is appointed by the Board of Directors to assist the Board of Directors in fulfilling its responsibility to oversee management regarding:

•          The conduct and integrity of the Corporation’s financial reporting to any governmental or regulatory body, stockholders, other users of the Corporation’s financial reports and the public;

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

Compliance Committee

The Compliance Committee of the Corporation is appointed by the Board of Directors to assist the Board of the Corporation and the Bank in fulfilling its responsibility to ensure that the Corporation and the Bank comply with the provisions of the FDIC Order entered into with the FDIC and the OCIF and the Written Agreement entered into with the FED. Once the Regulatory Agreements are terminated by the FDIC, OCIF and the FED, the Committee will cease to exist.

Executive Risk Management Committee

The Executive Risk Management Committee is responsible for exercising oversight of information regarding FirstBanCorp’s enterprise risk management framework, including the significant policies, procedures, and practices employed to manage the identified risk categories, credit risk, operational risk, legal and regulatory risk, reputational risk, model risk, and capital risk. In carrying out its oversight responsibilities, each Committee member is entitled to rely on the integrity and expertise of those people providing information to the Committee and on the accuracy and completeness of such information, absent actual knowledge of inaccuracy.

Regional Risk Management Committee

This management committee is appointed by the Chief Risk Officer of the Corporation to assist the Corporation in overseeing, and receiving information regarding the Corporation’s policies, procedures and related practices relating to the Corporation’s identified risks in the regions of Puerto Rico, Florida and USVI and BVI. In so doing, the Regional Committee’s primary general functions involve:

•          The evaluation of different risks within the Regions to identify any gaps and the implementation of any necessary controls to close such gap;

•          The establishment of a process to enable the recognition, assessment, and management of the risks that could affect the Regions; and

•          The responsibility to ensure that the Executive Risk Management Committee receives appropriate information about the Corporation’s indentified risks within the Regions.

Other Management Committees

As part of its governance framework, the Corporation has various additional risk management related-committees. These committees are jointly responsible for ensuring adequate risk measurement and management in their respective areas of authority. At the management level, these committees include:

(1)     Management’s Investment and Asset Liability Committee (“MIALCO”) – oversees interest rate and market risk, liquidity management and other related matters. Refer to “—Liquidity Risk and Capital Adequacy and Interest Rate Risk Management” below for further details.

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

(4)     Credit Committees (Credit Management Committee and Delinquency Committee) – oversee and establish standards for credit risk management processes within the Corporation. The Credit Management Committee is responsible for the approval of loans above an established size threshold. The Delinquency Committee is responsible for the periodic review of (1) past-due loans, (2) overdrafts, (3) non-accrual loans, (4) other real estate owned (“OREO”) assets, and (5) the bank’s watch list and non-performing loans.

(5)     Vendor Management Committee – oversees policies, procedures and related practices related to the Corporation’s vendor management efforts.  The Vendor Management Committee’s primary functions involve the establishment of a process and procedures to enable the recognition, assessment, management and monitoring of vendor management risks.

(6)     The Community Reinvestment Act Executive Committee – is responsible for oversight, monitoring and reporting of the Corporation’s compliance with CRA regulatory requirements. The Bank is committed to develop programs and products that increase access to credit and create a positive impact on Low and Moderate Income individuals and communities.

(7)     Anti-Fraud Committee – oversees the Corporation’s policies, procedures and related practices relating to the Corporation’s anti-fraud measures.

Officers

As part of its governance framework, the following officers play a key role in the Corporation’s risk management process:

1)    Chief Executive Officer is responsible for the overall risk governance structure of the Corporation.

2)    Chief Risk Officer is responsible for the oversight of the risk management organization as well as risk governance processes. The CRO, with the collaboration of the Enterprise Risk Management and Operational Risk Director monitors key risks and manages the operational risk program.

3)    Commercial Credit Risk Officer, Retail Credit Risk Officer, Chief Lending Officer and other senior executives are responsible for managing and executing the Corporation’s credit risk program.

4)    Chief Financial Officer, together with the Corporation’s Treasurer, manages the Corporation’s interest rate and market and liquidity risk programs and, together with the Corporation’s Chief Accounting Officer, is responsible for the implementation of accounting policies and practices in accordance with GAAP and applicable regulatory requirements. The Chief Financial

Officer is assisted by the Risk Assessment Manager in the review of the Corporation’s internal control over financial reporting.

5)    Chief Accounting Officer is responsible for the development and implementation of the Corporation’s accounting policies and practices and the review and monitoring of critical accounts and transactions to ensure that they are managed in accordance with GAAP and applicable regulatory requirements.

6)    Strategic and Capital Planning Officer is responsible for the development of the Corporation’s strategic and business plan, by coordinating and collaborating with the executive team and all corporate bodies concerned with the strategic and business planning process. The Strategic and Capital Planning Director is also responsible for developing and executing a strategy for stress testing modeling framework.

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

The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. As of September 30, 2013, FirstBank could not pay any dividends to the parent company except upon receipt of prior approval by the New York FED and the Federal Reserve Board because of the Regulatory Agreements.

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

The Corporation develops and maintains contingency funding plans. These plans evaluate the Corporation’s liquidity position under various operating circumstances and allow the Corporation to ensure that it will be able to operate through periods of stress when access to normal sources of funds is constrained. The plans project funding requirements during a potential period of stress, specify and quantify sources of liquidity, outline actions and procedures for effectively managing through a difficult period, and define roles and responsibilities.  Under the Contingency Funding Plan, the Corporation stresses the balance sheet and the liquidity position to critical levels that imply difficulties in getting new funds or even maintaining the current funding position of the Corporation and the Bank, thereby ensuring the ability of the Corporation and the Bank, to honor its respective commitments, and establishing liquidity triggers monitored by the MIALCO in order to maintain the ordinary funding of the banking business. Four different scenarios are defined in the Contingency Funding Plan: local market event, credit rating downgrade, an economic cycle downturn event, and a concentration event. They are reviewed and approved annually by the Board of Directors’ Asset and Liability Committee.

The Corporation manages its liquidity in a proactive manner, and maintains a sound liquidity position. Multiple measures are utilized to monitor the Corporation’s liquidity position, including core liquidity, basic liquidity, and time-based reserve measures. As of December 31, 2013, the estimated core liquidity reserve (which includes cash and free liquid assets) was $1.35 billion or 10.67% of total assets. The basic liquidity ratio (which adds available secured lines of credit to the core liquidity) was approximately 14.35% of total assets. As of December 31, 2013, the Corporation had $466.2 million available for additional credit from the FHLB NY. Unpledged liquid securities as of December 31, 2013 mainly consisted of fixed-rate MBS and U.S. agency debentures amounting to approximately $707.6 million. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic liquidity measure. Most of the cash balances are deposited with the Federal Reserve Bank and in money market instruments generating interest income at a rate between 0.25% and 0.35%. As of December 31, 2013, the holding company had $38.1 million of cash and cash equivalents. Cash and cash equivalents at the Bank level as of December 31, 2013 were approximately $647.6 million. The Bank has $3.1 billion in brokered CDs as of December 31, 2013, of which approximately $1.7 billion mature over the next twelve months.  Liquidity at the Bank level is highly dependent on bank deposits, which fund 78.5% of the Bank’s assets (or 53.6% excluding brokered CDs). The Corporation has continued to issue brokered CDs pursuant to temporary approvals received from the FDIC to renew or roll over, up to specified amounts, brokered CDs through March 31, 2014. Management cannot be certain it will continue to obtain waivers from the restrictions to issue brokered CDs under the FDIC Order to meet its obligations and execute its business plans.

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

The Corporation has continued reducing the amounts of outstanding brokered CDs. The reduction in brokered CDs is consistent with the requirements of the FDIC Order that preclude the issuance of brokered CDs without FDIC approval and require a plan to reduce the amount of brokered CDs. As of December 31, 2013, brokered CDs decreased $232.4 million to $3.1 billion from December 31, 2012. At the same time as the Corporation focuses on reducing its reliance on brokered deposits, it is seeking to add core deposits. During  2013, the Corporation increased non-brokered deposits, excluding government deposits, by $71.3 million.

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

The Corporation's principal sources of funding are:

Deposits
The following table presents the composition of total deposits:

	Weighted Average Rate as of December 31, 2013
		As of December 31,
		2013	2012	2011
		(In thousands)
Savings accounts	0.73%	$2,334,831	$2,295,766	$2,145,625
Interest-bearing checking accounts	0.67%	1,167,480	1,108,053	1,066,753
Certificates of deposit	1.07%	5,526,401	5,623,340	5,989,587
Interest-bearing deposits	0.93%	9,028,712	9,027,159	9,201,965
Non-interest-bearing deposits		851,212	837,387	705,789

Total		$9,879,924	$9,864,546	$9,907,754

Interest-bearing deposits:
Average balance outstanding		$9,033,592	$9,054,552	$10,441,750
Non-interest-bearing deposits:
Average balance outstanding		$855,231	$770,278	$702,690
Weighted average rate during the
period on interest-bearing
deposits		1.02%	1.42%	1.84%

Brokered CDs – A large portion of the Corporation’s funding has been retail brokered CDs issued by FirstBank. Total brokered CDs decreased by $232.4 million to $3.1 billion as of December 31, 2013. Although all of the Bank’s regulatory capital ratios exceeded the established “well capitalized” levels, and the minimum capital requirements of the FDIC Order as of December 31, 2013, because of the FDIC Order, FirstBank cannot be considered a “well capitalized” institution and cannot replace maturing brokered CDs without the prior approval of the FDIC. Since the issuance of the FDIC Order, the FDIC has granted the Bank quarterly waivers to enable it to continue accessing the brokered deposit market in specified amounts.  The most recent waiver is effective through March 31, 2014. The Bank will request approvals for future periods. The Corporation used proceeds from repayments of loans and investments to pay down maturing borrowings, including brokered CDs. Also, the Corporation successfully implemented its core deposit growth strategy that resulted in an increase of $71.3 million in non-brokered deposits, excluding government deposits, during 2013.

The average remaining term to maturity of the retail brokered CDs outstanding as of December 31, 2013 is approximately 1.2 years.

The use of brokered CDs has been particularly important for the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining regular retail deposits in Puerto Rico. The brokered CDs market is very competitive and liquid, and has enabled the Corporation to obtain substantial amounts of funding in short periods of time. This strategy has enhanced the Corporation’s liquidity position, since the brokered CDs are insured by the FDIC up to regulatory limits and can be obtained faster compared to regular retail deposits. During 2013, the Corporation issued $2.0 billion in brokered CDs having an average all-in cost of 0.82% to renew maturing brokered CDs. Management believes it will continue to obtain waivers from the restrictions on the issuance of brokered CDs under the FDIC Order to meet its obligations and execute its business plans.

The following table presents a maturity summary of brokered and retail CDs with denominations of $100,000 or higher as of December 31, 2013:

Total
(In thousands)

Three months or less	$582,116
Over three months to six months	557,928
Over six months to one year	1,431,971
Over one year	2,115,741
Total	$4,687,756

Certificates of deposit in denominations of $100,000 or higher include brokered CDs of $3.1 billion issued to deposit brokers in the form of large ($100,000 or more) certificates of deposit that are generally participated out by brokers in shares of less than $100,000 and are therefore insured by the FDIC. Certificates of deposits with denominations of $100,000 or higher also include $3.2 million of deposits through the Certificate of Deposit Account Registry Service.

Government deposits - As of December 31, 2013, the Corporation had $546.5 million of public sector deposits in Puerto Rico ($285.6 million in transactional accounts and $260.8 million in time deposits) compared to $346.3 million as of December 31, 2012. Approximately 21% came from municipalities in Puerto Rico and 79% came from public corporations and the central government.

    In 2014, Act 24-2014 was approved by the Puerto Rico Legislature, seeking to further strengthen the liquidity of the GDB and the GDB’s oversight over public funds. Among other measures, Act 24-2014 grants the GDB the ability to exercise additional oversight of certain public funds deposited at private financial institutions and grants the GDB the legal authority, subject to an entity’s ability to request waivers under certain specified circumstances, to require such public funds (other than funds of the Legislative Branch, the Judicial Branch, the University of Puerto Rico, governmental pension plans, municipalities and certain other independent agencies) to be deposited at the GDB, which is expected to result in a more efficient management of public resources in an effort to maximize liquidity and efficient use of public resources. The GDB has identified approximately $450 million in public funds deposited in private financial institutions in Puerto Rico that the GDB’s management currently expects to capture in the first half of calendar year 2014. The Corporation believes that $250 million in public deposits held by the Corporation are at high risk of migration. Current and future liquidity levels have been planned considering that risk. As such, no material adverse effects are expected as a result of the potential reduction in public funds. The Corporation will continue to focus on transactional accounts and capture deposits from entities excluded from Act 24-2014.

Retail deposits – The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. Total deposits, excluding brokered CDs and government deposits, increased by $71.3 million to $6.0 billion during 2013, reflecting increases in core-deposit products such as savings, interest-bearing checking accounts, as well as non-interest bearing deposits primarily in Puerto Rico and the Virgin Islands.  Refer to Note 14 in the Corporation’s audited financial statements for the year ended December 31, 2013 included in Item 8 of this Form 10-K for further details.

Refer to the “Net Interest Income” discussion above for information about average balances of interest-bearing deposits, and the average interest rates paid on deposits for the years ended December 31, 2013, 2012 and 2011.

Borrowings

As of December 31, 2013, total borrowings amounted to $1.43 billion as compared to $1.64 billion and $1.62 billion as of December 31, 2012 and 2011, respectively.

The following table presents the composition of total borrowings as of the dates indicated:

	Weighted Average Rate as of December 31, 2013
		As of December 31,
		2013	2012	2011
		(Dollars in thousands)
Securities sold under agreements
to repurchase	2.83%	$900,000	$900,000	$1,000,000
Advances from FHLB	1.11%	300,000	508,440	367,440
Notes payable	-	-	-	23,342
Other borrowings	2.86%	231,959	231,959	231,959
Total (1)		$1,431,959	$1,640,399	$1,622,741

Weighted average rate during the period		2.62%	3.07%	3.64%

(1) Includes borrowings of $932.0 million as of December 31, 2013 that have variable interest rates or have maturities within a year

Securities sold under agreements to repurchase - The Corporation’s investment portfolio is funded in part with repurchase agreements. The Corporation’s outstanding securities sold under repurchase agreements amounted to $900 million as of December 31, 2013 and 2012.  One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. All of the $900 million of repurchase agreements outstanding as of December 31, 2013 consisted of structured repurchase agreements. In addition to these repurchase agreements, the Corporation has been able to maintain access to credit by using cost-effective sources such as FHLB advances. Refer to Note 15 in the Corporation’s audited financial statements for the period ended December 31, 2013 included in Item 8 of this Form 10-K for further details about repurchase agreements outstanding by counterparty and maturities.

Under the Corporation’s repurchase agreements, as is the case with derivative contracts, the Corporation is required to pledge cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines due to changes in interest rates, a liquidity crisis or any other factor, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Given the quality of the collateral pledged, the Corporation recently has not experienced significant margin calls from counterparties arising from credit-quality-related write-downs in valuations and, as of December 31, 2013, it had only $0.2 million of cash equivalent instruments deposited in connection with collateralized interest rate swap agreements.

Advances from the FHLB – The Bank is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages as collateral for advances taken. As of December 31, 2013 and 2012, the outstanding balance of FHLB advances was $300.0 million and $508.4 million, respectively. During 2013, the Corporation repaid $208.4 million of maturing FHLB advances that carried an average cost of 3.92%.  As of December 31, 2013, the Corporation had $466.2 million available for additional credit on FHLB lines of credit.

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

The cumulative trust-preferred debentures are presented in the Corporation’s consolidated statement of financial condition as Other Borrowings. The variable rate trust-preferred securities are fully and unconditionally guaranteed by the Corporation. The $100 million Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and the $125 million issued in September 2004 mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Debentures may be shortened (such shortening would result in a mandatory redemption of the variable rate trust-preferred securities). The trust-preferred securities, subject to certain limitations, qualify as Tier I regulatory capital under current applicable rules and regulations. The Collins Amendment to the Dodd-Frank Act eliminated certain trust-preferred securities from Tier 1 Capital. Bank holding companies such as the Corporation must fully phase out these instruments from Tier I capital by January 1, 2016, however they may remain in Tier 2 capital until the instruments are redeemed or mature. As of December 31, 2013, the Corporation had $225 million in trust preferred securities that are subject to the phase-out from Tier 1 Capital under the Basel 3 Final Rule.

 With respect to the outstanding subordinated debentures, the Corporation elected to defer the interest payments that were due in March 2012, June 2012, September 2012, December 2012, March 2013, June 2013, September 2013, December 2013, and March 2014. The aggregate amount of payments deferred and accrued approximates $14.7 million as of December 31, 2013. Future interest payments are subject to Federal Reserve approval.

The Corporation’s principal uses of funds are the origination of loans and the repayment of maturing deposits and borrowings. The Corporation has committed substantial resources to its mortgage-banking subsidiary, FirstMortgage Inc. As a result, the ratio of residential real estate loans to total loans has increased over time. Commensurate with the increase in its mortgage banking activities, the Corporation has also invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities. The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid in large part because of the sale or guarantee programs of the FHA, VA, HUD, FNMA and FHLMC. The Corporation obtained commitment authority to issue GNMA mortgage-backed securities from GNMA, and, under this program, the Corporation completed the securitization of approximately $355.5 million of FHA/VA mortgage loans into GNMA MBS during 2013. Any regulatory actions affecting GNMA, FNMA or FHLMC could adversely affect the secondary mortgage market.

Impact of Credit Ratings on Access to Liquidity and Valuation of Liabilities

The Corporation’s liquidity is contingent upon its ability to obtain external sources of funding to finance its operations. The Corporation’s current credit ratings and any further downgrades in credit ratings can hinder the Corporation’s access to new forms of external funding and/or cause external funding to be more expensive, which could in turn adversely affect results of operations. Also, changes in credit ratings may further affect the fair value of unsecured derivatives that consider the Corporation’s own credit risk as part of the valuation.

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

The Corporation’s credit as a long-term issuer is currently rated B+ by S&P and B- by Fitch.  At the FirstBank subsidiary level, long-term issuer ratings are currently B3 by Moody’s, six notches below their definition of investment grade; B+ by S&P four notches below their definition of investment grade, and B- by Fitch, six notches below their definition of investment grade. Following the downgrade of the general obligation rating of the Commonwealth of Puerto Rico, Moody’s placed on review for downgrade certain ratings of three Puerto Rican banks, including the long-term ratings of FirstBank.

Cash Flows

Cash and cash equivalents were $655.7 million as of December 31, 2013, a decrease of $291.2 million when compared to the balance as of December 31, 2012, while as of December 31, 2012 the total balance of cash and cash equivalents amounted to $946.9 million an increase of $500.3 million from December 31, 2011. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during 2013 and 2012.

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

For 2013 and 2012, net cash provided by operating activities was $341.7 million and $228.9 million, respectively.  Net cash generated from operating activities was higher than net income reported largely as a result of adjustments for operating items such as the provision for loan and lease losses, depreciation and amortization, and impairments as well as proceeds from sales of loans held for sale.

Cash Flows from Investing Activities

The Corporation’s investing activities primarily relate to originating loans to be held for investment and purchasing and selling of available-for-sale investment securities. For the year ended December 31, 2013, net cash used in investing activities was $431.5 million, primarily reflecting purchases of investment securities.

For 2012, net cash provided by investing activities was $305.1 million, primarily reflecting proceeds from loans (including sales and paydowns), proceeds from securities called and matured during 2012, and MBS prepayments. Proceeds from sales of loans and from repayments of loans and MBS were used in part to pay down maturing brokered CDs and other funding sources. The cash provided by investing activities in 2012 was lower than in 2011 due to significant proceeds from sales of loans and securities in 2011 as part of the Corporation’s deleveraging strategies executed for capital preservation. In addition, the purchase of the credit card portfolio in 2012 impacted this figure as compared to 2011.

Cash Flows from Financing Activities

The Corporation’s financing activities primarily include the receipt of deposits and issuance of brokered CDs, the issuance and payments of long-term debt, the issuance of equity instruments and activities related to its short-term funding. During 2013, net cash used in financing activities was $201.4 million, mainly due to repayments of maturing FHLB advances and brokered CDs.

In 2012, net cash used in financing activities was $33.6 million due to proceeds from new FHLB advances and the increase in non-brokered deposits, partially offset by repayments of repurchase agreements, notes payable and brokered CDs.

Capital

At December 31, 2013, the Corporation's stockholders' equity was $1.2 billion, a decrease of $269.2 million from December 31, 2012. The decrease was mainly driven by the net loss of $164.5 million recorded in 2013 and a $107.2 million decrease in other comprehensive income due to unrealized losses on available-for-sale U.S. agency MBS attributable to changes in market interest rates, and the decrease in value of the Puerto Rico government obligations.  As a result of the Written Agreement with the New York FED, currently neither First BanCorp., nor FirstBank, is permitted to pay dividends on capital securities without prior approval.  Refer to Item 1 - Supervision and Regulation - Regulatory Agreements - for a description of the principal provisions of the FDIC Order and the Written Agreement with the FED.

Although, as of December 31, 2013, all of the regulatory capital ratios of the Bank exceeded the established “well capitalized” levels and the minimum capital requirements established by the FDIC Order, because of the FDIC Order, FirstBank cannot be treated as a “well capitalized” institution. Set forth below are First BanCorp.’s and FirstBank’s regulatory capital ratios as of December 31, 2013 and December 31, 2012, based on existing established guidelines.

		Banking Subsidiary
	First BanCorp.	FirstBank	To be well capitalized	Consent Order Requirements over time
As of December 31, 2013
Total capital (Total capital to risk-weighted assets)	17.06%	16.67%	10.00%	12.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	15.78%	15.40%	6.00%	10.00%
Leverage ratio	11.71%	11.44%	5.00%	8.00%

As of December 31, 2012
Total capital (Total capital to risk-weighted assets)	17.82%	17.35%	10.00%	12.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	16.51%	16.04%	6.00%	10.00%
Leverage ratio	12.60%	12.25%	5.00%	8.00%

The decrease in capital ratios was primarily related to the aggregate loss of $140.8 million on the two bulk sales of assets completed during the first half of 2013 and the transfer of certain loans to held for sale as well as the $66.6 million write-off of the collateral pledged to Lehman.

In July 2013, U.S. banking regulators approved a revised regulatory capital framework for U.S. banking organizations (the “Basel 3 rules”) that is based on international regulatory capital requirements adopted by the Basel Committee on Banking Supervision over the past several years.  The Basel 3 rules introduce new minimum capital ratios and capital conservation buffer requirements, change the composition of regulatory capital, require a number of new adjustments to and deductions from regulatory capital, and introduce a new “Standardized Approach” for the calculation of risk-weighted assets that will replace the risk-weighting requirements under the current U.S. regulatory capital rules.  The new minimum regulatory capital requirements and the Standardized Approach for the calculation of risk-weighted assets will become effective for the Corporation and FirstBank on January 1, 2015.  The capital conservation buffer requirements, and the regulatory capital adjustments and deductions under the Basel 3 rules will be phase-in over several years ending as of December 31, 2018.

The Basel 3 rules introduce a new and separate ratio of Common Equity Tier 1 capital (“CET1”) to risk-weighted assets. CET1, a component of total Tier 1 capital, generally consists of common stock and related surplus, retained earnings, accumulated other comprehensive income (“AOCI”), and qualifying minority interests.  In addition, the Basel 3 rules also will require the Corporation to maintain an additional CET1 capital conservation buffer of 2.5%.  Thus, when the Basel 3 rules are fully phased in as of January 1, 2019, the Corporation will be required to maintain (i) a minimum CET1 to risk-weighted assets ratio of at least 4.5%, plus the 2.5% “capital conservation buffer,” resulting in a required minimum CET1 ratio of at least 7% upon full implementation, (ii) a minimum ratio of total Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum Tier 1 capital ratio of 8.5% upon full implementation, (iii) a minimum ratio of total Tier 1 plus Tier 2 capital to risk-

weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum total capital ratio of 10.5% upon full implementation, and (iv) a required minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average on-balance sheet (non-risk adjusted) assets.  The phase-in of the capital conversation buffer will begin on January 1, 2016 with a first year requirement of 0.625% of additional CET1, which will be progressively increased over a four-year period, increasing by that same percentage amount on each subsequent January 1 until it reaches the fully-phased in 2.5% CET1 requirement on January 1, 2019.

In addition, the Basel 3 rules require a number of new deductions from and adjustments to CET1, including deductions from CET1 for mortgage servicing rights, and deferred tax assets dependent upon future taxable income.  In the case of mortgage servicing assets and deferred tax assets, among others, these items would be required to be deducted to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.  Under current regulatory capital requirements, the effect of AOCI is excluded for the purposes of calculating the required regulatory capital ratios.  By comparison, under the Basel 3 rules, the effects of certain AOCI items are not excluded.  Certain banking organizations, however, including the Corporation and FirstBank, will be allowed to make a one-time permanent election in early 2015 to continue to exclude AOCI items. The Corporation and FirstBank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the securities portfolio.

In addition, the Basel 3 rules will require that certain non-qualifying capital instruments, including cumulative preferred stock and trust preferred securities (“TRuPs”), be excluded from Tier 1 capital.  In general, banking organizations such as the Corporation and the Bank, must begin to phase out TRuPs from Tier 1 capital by January 1, 2015.  The Corporation will be allowed to include 25% of the $225 million outstanding qualifying TRuPs as Tier 1 capital in 2015 and the TRuPs must be fully phased out from Tier 1 capital by January 1, 2016.  However, the Corporation’s TRuPs may continue to be included in Tier 2 capital until the instruments are redeemed or mature.

The Basel 3 rules also revise the “prompt corrective action” (“PCA”) regulations that apply to depository institutions, including FirstBank, pursuant to Section 38 of the Federal Deposit Insurance Act by (i) introducing a separate CET1 ratio requirement for each PCA capital category (other than critically undercapitalized) with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each PCA capital category with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that allows a bank with a composite supervisory rating of 1 to have a 3% leverage ratio and still be adequately capitalized and maintaining the minimum leverage ratio for well-capitalized status at 5%. The Basel 3 rules do not change the total risk-based capital requirement (10% for well-capitalized status) for any PCA capital category.  The new PCA requirements become effective on January 1, 2015.

The Basel 3 rules separately impose a Standardized Approach for risk-weightings that expands the risk-weighting categories from the four major risk-weighting categories under the current regulatory capital rules (0%, 20%, 50%, and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets.  In a number of cases, the Standardized Approach will result in higher risk weights for a variety of asset categories. Specific changes to the risk-weightings of assets under the current regulatory capital rules include, among other things: (i) applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans, (ii) assigning a 150% risk weight to exposures that are 90 days past due (other than qualifying residential mortgage exposures, which remain at an assigned risk-weighting of 100%),  and (iii) establishing a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, in contrast to the 0% risk-weighting under the current rules.

The Corporation’s estimated pro-forma CET1 ratio, Tier 1 capital ratio, total capital ratio, and the leverage ratio under the Basel 3 rules, giving effect as of December 31, 2013 to all the provisions that will be phase-in between January 1, 2015 and January 2019, was 11.4%, 12.0%, 15.5%, and 9.8%, respectively. These ratios would exceed the fully phased in minimum capital ratios under Basel 3. Future estimates of the regulatory capital ratios under the Basel 3 rules may change overtime as a result of further federal banking agency rulemaking or clarification.

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

The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets for the years ended December 31, 2013 and 2012, respectively:

	December 31,	December 31,
(In thousands, except ratios and per share information)	2013	2012

Total equity - GAAP	$1,215,858	$1,485,023
Preferred equity	(63,047)	(63,047)
Goodwill	(28,098)	(28,098)
Purchased credit card relationship	(19,787)	(23,511)
Core deposit intangible	(6,981)	(9,335)

Tangible common equity	$1,097,945	$1,361,032

Total assets - GAAP	$12,656,925	$13,099,741
Goodwill	(28,098)	(28,098)
Purchased credit card relationship	(19,787)	(23,511)
Core deposit intangible	(6,981)	(9,335)
Tangible assets	$12,602,059	$13,038,797
Common shares outstanding	207,069	206,235

Tangible common equity ratio	8.71%	10.44%
Tangible book value per common share	$5.30	$6.60

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

The following table reconciles stockholders' equity (GAAP) to Tier 1 common equity based on current applicable bank regulatory requirements (known as "Basel I"):

	December 31,	December 31,
(In thousands)	2013	2012

Total equity - GAAP	$1,215,858	$1,485,023
Qualifying preferred stock	(63,047)	(63,047)
Unrealized loss (gain) on available-for-sale securities (1)	78,734	(28,476)
Goodwill	(28,098)	(28,098)
Core deposit intangible	(6,981)	(9,335)
Other disallowed assets	(23)	(4,032)
Tier 1 common equity (2)	$1,196,443	$1,352,035

Total risk-weighted assets	$9,405,798	$9,933,719

Tier 1 common equity to risk-weighted assets ratio	12.72%	13.61%

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
(2) Approximately $7 and $11 million of the Corporation's deferred tax assets as of December 31, 2013 and 2012, respectively, was included without limitation in regulatory capital pursuant to the risk-based capital guidelines. According to regulatory capital guidelines, the deferred tax assets that are dependent upon future taxable income are limited for inclusion in Tier 1 capital to the lesser of: (i) the amount of such deferred tax asset that the entity expects to realize within one year of the calendar quarter end-date, based on its projected future taxable income for that year or (ii) 10% of the amount of the entity's Tier 1 capital.
Approximately $0.3 million of the Corporation's other net deferred tax asset as of December 31, 2013 and $6 million of other net deferred tax liability as of December 31, 2012 represents primarily the deferred tax effects of unrealized gains and losses on available-for-sale debt securities, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines.

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

     As a provider of financial services, the Corporation routinely enters into commitments with off-balance-sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval processes used for on-balance-sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. As of December 31, 2013, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $1.2 billion (including $696.4 million pertaining to credit card loans) and $51.6 million, respectively. Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation does not enter into interest rate lock agreements with prospective borrowers in connection with mortgage banking activities.

Contractual Obligations and Commitments

       The following table presents a detail of the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments
	As of December 31, 2013
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In thousands)

Contractual obligations: (1)
Certificates of deposit	$5,526,401	$3,069,806	$2,142,287	$295,300	$19,008
Securities sold under agreements to repurchase	900,000	-	400,000	500,000	-
Advances from FHLB	300,000	-	100,000	200,000	-
Other borrowings	231,959	-	-	-	231,959
Operating leases	67,072	8,257	13,505	10,809	34,501
Other contractual obligations	111,226	29,251	37,896	30,322	13,757
Total contractual obligations	$7,136,658	$3,107,314	$2,693,688	$1,036,431	$299,225

Commitments to sell mortgage loans	$123,925	$123,925

Standby letters of credit	$10,527	$10,527

Commitments to extend credit:
Lines of credit	$1,122,272	$1,122,272
Letters of credit	41,081	41,081
Construction undisbursed funds	65,184	65,184
Total commercial commitments	$1,228,537	$1,228,537
________
(1) $6.7 million of tax liability, including accrued interest of $2.4 million, associated with UTBs has been excluded due to the high degree of uncertainty regarding the timing of future cash flows associated with such obligations.

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

     The 12-month net interest income is forecasted assuming December 31, 2013 interest rate curves remain constant. Then net interest income is estimated under rising and falling rates scenarios. For rising rates scenarios, a gradual (ramp) parallel upward shift of the yield curves is assumed during the first twelve months (the “+200 ramp” scenario). Conversely, for the falling rates scenario, a gradual (ramp) parallel downward shift of the yield curves is assumed during the first twelve months (the “-200 ramp” scenario). However, given the current low levels of interest rates, a full downward shift of 200 bps would represent an unrealistic scenario. Therefore, under the falling rate scenario, rates move downward up to 200 basis points, but without reaching zero. The resulting scenario is of interest rates close to zero in most cases, reflecting a flattening yield curve instead of a parallel downward scenario.

     The Libor/Swap curve for December 2013, as compared to December 2012, showed an average decrease of approximately 13 basis points in the short term horizon, between one to twelve months, while market rates increase an average of 95 basis points in the long term horizon. The Treasury curve remained almost flat in the short term horizon, but showed an increase of 98 basis points in the long term horizon, as compared to December 2012 end of month levels.

    The following table presents the results of the simulations as of December 31, 2013 and December 31, 2012.  Consistent with prior years, these exclude non-cash changes in the fair value of derivatives and liabilities measured at fair value:

	December 31, 2013				December 31, 2012
	Net Interest Income Risk				Net Interest Income Risk
	(Projected for the next 12 months)				(Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	Change	% Change	Change	% Change	Change	% Change	Change	% Change
+ 200 bps ramp	$14.6	2.76%	$12.1	2.23%	$13.0	2.53%	$9.0	1.72%
- 200 bps ramp	$(10.6)	(2.00)%	$(10.8)	(1.99)%	$(2.5)	(0.48)%	$(4.5)	(0.85)%

The Corporation continues to manage its balance sheet structure to control the overall interest rate risk. Among the major drivers behind the slight shift in interest income sensitivity to interest rate shifts are the decrease of $291.2 million in cash and cash equivalents, and the purchase of approximately $682.9 million of 15-20 Years U.S. agency MBS. The liabilities side was affected mainly by the repayment of $208.4 million of matured FHLB advances, a reduction of $232.4 million in brokered CDs, along with an extension in the average life of that portfolio and an increase in both commercial and retail deposits as well as government deposits of approximately $247.8 million.

Taking into consideration the above-mentioned facts for modeling purposes, the net interest income for the next twelve months under a non-static balance sheet scenario is estimated to increase by $12.1million in the rising rate scenario when compared against the Corporation’s flat or unchanged interest rate forecast scenario.  Under the falling rate, non-static scenario the net interest income is estimated to decrease $10.8 million.

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

Interest rate swaps - Interest rate swap agreements generally involve the exchange of fixed-and-floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of December 31, 2013, most of the interest rate swaps outstanding are used for protection against rising interest rates. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.

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

For detailed information regarding the volume of derivative activities (e.g. notional amounts), location and fair values of derivative instruments in the Statement of Financial Condition and the amount of gains and losses reported in the Statement of Income (Loss), refer to Note 29 in the Corporation’s audited financial statements for the year ended December 31, 2013 included in Item 8 of this Form 10-K.

The following tables summarize the fair value changes in the Corporation’s derivatives as well as the sources of the fair values:
	Asset Derivatives	Liability Derivatives
	Year Ended	Year Ended
(In thousands)	December 31, 2013	December 31, 2013

Fair value of contracts outstanding at the beginning of the year	$291	$(5,781)
Fair value of new contracts entered into during the year	79	(89)
Changes in fair value during the year	24	1,847
Fair value of contracts outstanding as of December 31, 2013	$394	$(4,023)

Sources of Fair Value

	Payment Due by Period
	Maturity Less Than One Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value

(In thousands)
As of December 31, 2013
Pricing from observable market inputs - Asset Derivatives	$174	$220	$-	$-	$394
Pricing from observable market inputs - Liability Derivatives	-	(221)	(3,802)	-	(4,023)
	$174	$(1)	$(3,802)	$-	$(3,629)

Derivative instruments, such as interest rate swaps, are subject to market risk.  As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates.  Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on earnings.  This will depend, for the most part, on the level of interest rates, as well as expectations for rates in the future.

As of December 31, 2013 and 2012, all of the derivative instruments held by the Corporation were considered undesignated economic hedges.

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

     Refer to Note 29 of the Corporation’s audited financial statements for the year ended December 31, 2013 included in Item 8 of this Form 10-K for additional information regarding the fair value determination of derivative instruments.

Set forth below is a detailed analysis of the Corporation's credit exposure by counterparty with respect to derivative instruments outstanding as of December 31, 2013 and December 31, 2012.

(In thousands)		As of December 31, 2013
	Rating (1)	Notional	Total Exposure at Fair Value (2)	Negative Fair Value	Total Fair Value	Accrued interest receivable (payable)

Counterparty

Interest rate swaps with rated counterparties:
JP Morgan	A	$25,640	$-	$(3,802)	$(3,802)	$(121)
Other Derivatives: (3)
Interest rate swaps		5,440	162	(163)	(1)	(11)
Written and purchase interest rate caps		76,782	58	(58)	-	-
Forward contracts		25,000	174	-	174	-
Total		$132,862	$394	$(4,023)	$(3,629)	$(132)

(In thousands)		As of December 31, 2012
			Total Exposure at Fair Value (2)	Negative Fair Value	Total Fair Values	Accrued Interest receivable (payable)

Counterparty	Rating (1)	Notional

Interest rate swaps with rated counterparties:
JP Morgan	A	$32,658	$-	$(5,486)	$(5,486)	$-
Other Derivatives: (3)
Interest rate swaps		5,439	288	(290)	(2)	(128)
Forward contracts		6,000	3	(5)	(2)	-
Total		$44,097	$291	$(5,781)	$(5,490)	$(128)
___________
(1) Based on the S&P and Fitch Long Term Issuer Credit Ratings.
(2) For each counterparty, this amount includes derivatives with positive fair value excluding the related accrued interest receivable/payable.
(3) Credit exposure with several counterparties for which a credit rating is not readily available and forward contracts.

Credit Risk Management

First BanCorp. is subject to credit risk mainly with respect to its portfolio of loans receivable and off-balance-sheet instruments, mainly derivatives and loan commitments. Loans receivable represents loans that First BanCorp. holds for investment and, therefore, First BanCorp. is at risk for the term of the loan. Loan commitments represent commitments to extend credit, subject to specific conditions, for specific amounts and maturities. These commitments may expose the Corporation to credit risk and are subject to the same review and approval process as for loans. Refer to “Contractual Obligations and Commitments” above for further details. The credit risk of derivatives arises from the potential of the counterparty’s default on its contractual obligations. To manage this credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. For further details and information on the Corporation’s derivative credit risk exposure, refer to “—Interest Rate Risk Management” above. The Corporation manages its credit risk through its credit policy, underwriting, independent loan review and quality control procedures, statistical analysis, comprehensive financial analysis, and established management committees. The Corporation also employs proactive collection and loss mitigation efforts. Furthermore, personnel performing structured loan workout functions are responsible for mitigating defaults and minimizing losses upon default within each region and for each business segment. In the case of the C&I, commercial mortgage and construction loan portfolios, the Special Asset Group (“SAG”) focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of REO.  In addition to the management of the resolution process for problem loans, the SAG oversees collection efforts for all loans to prevent migration to the non-performing and/or adversely classified status.  The SAG utilizes relationship officers, collection specialists and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary.

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

The allowance for loan losses to total loans held for investment decreased mainly as a result of the bulk sales of adversely classified and non-performing loans completed during the first half of 2013, the transfer of non-performing loans to held for sale, charge-offs of impaired commercial loans with previously established adequate reserves, and decreases in historical loss ratios.  The allowance to total loans for the C&I portfolio decreased from 4.82% at December 31, 2012 to 2.82% at December 31, 2013; the allowance to total loans for the commercial mortgage portfolio decreased from 5.19% at December 31, 2012 to 4.01% at December 31, 2013; the allowance to total loans for the residential mortgage portfolio decreased from 2.49% at December 31, 2012 to 1.30% at December 31, 2013; and the consumer and finance leases reserve coverage ratio decreased from 3.02% as of December 31, 2012 to 2.83%.

Substantially all of the Corporation’s loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is located in Puerto Rico, the U.S. and British Virgin Islands or the U.S. mainland (mainly in the state of Florida), the performance of the Corporation’s loan portfolio and the value of the collateral supporting the transactions are dependent upon the performance of and conditions within each specific area’s real estate market. The real estate market in Puerto Rico experienced readjustments in value driven by the loss of income due to higher unemployment, reduced demand and the general adverse economic conditions. The Corporation sets adequate loan-to-value ratios upon original approval following its regulatory and credit policy standards. The real estate market for the U.S. Virgin Islands has declined mostly due to the effect of the slow stateside economy and due to the increase in inventory after the closing in 2012 of the Hovensa refinery in St Croix. In Florida, we operate mostly in Miami, where home prices have improved, mostly driven by a higher demand from foreign investors, and a decrease in distressed property sales.

As shown in the following table, the allowance for loan and lease losses amounted to $285.9 million as of December 31, 2013, or 2.97% of total loans compared with $435.4 million, or 4.33% of total loans as of December 31, 2012. Refer to “Provision for Loan and Lease Losses” above for additional information.

The following table sets forth an analysis of the activity in the allowance for loan and lease losses during the periods indicated:

Year Ended December 31,	2013	2012	2011	2010	2009
	(Dollars in thousands)
Allowance for loan and lease losses,
beginning of year	$435,414	$493,917	$553,025	$528,120	$281,526
Provision (release) for loan and lease losses:
Residential mortgage (1)	92,755	36,531	45,339	93,883	45,010
Commercial mortgage (2) (3) (11)	38,048	(778)	54,513	119,815	73,861
Commercial and Industrial (2) (4) (12)	43,608	38,773	78,711	68,336	143,697
Construction (2) (5) (13)	15,461	10,955	40,174	300,997	264,246
Consumer and finance leases	53,879	35,018	17,612	51,556	53,044
Total provision for loan and lease losses (6) (14)	243,751	120,499	236,349	634,587	579,858
Charge-offs:
Residential mortgage (7)	(129,164)	(37,944)	(39,826)	(62,839)	(28,934)
Commercial mortgage (8) (15)	(67,457)	(21,779)	(51,207)	(82,708)	(25,871)
Commercial and Industrial (9) (16)	(109,849)	(49,521)	(69,783)	(99,724)	(35,696)
Construction (10) (17)	(43,323)	(45,008)	(103,131)	(313,511)	(183,800)
Consumer and finance leases	(63,108)	(43,735)	(45,478)	(64,219)	(70,121)
Total charge offs	(412,901)	(197,987)	(309,425)	(623,001)	(344,422)
Recoveries:
Residential mortgage	1,165	1,089	835	121	73
Commercial mortgage	4,855	810	90	1,288	667
Commercial and Industrial	4,636	3,605	2,921	1,251	1,188
Construction	2,076	4,267	2,371	358	200
Consumer and finance leases	6,862	9,214	7,751	10,301	9,030
Total recoveries	19,594	18,985	13,968	13,319	11,158
Net charge-offs	(393,307)	(179,002)	(295,457)	(609,682)	(333,264)
Allowance for loan and lease losses, end
of year	$285,858	$435,414	$493,917	$553,025	$528,120
Allowance for loan and lease losses to year end total
loans held for investment	2.97%	4.33%	4.68%	4.74%	3.79%
Net charge-offs to average loans outstanding during
the year	4.01%	1.74%	2.68%	4.76%	2.48%
Net charge-offs excluding charge-offs related to the
bulk loan sales and loans transferred to held for
sale, to average loans outstanding during the period	1.68%	1.74%	2.68%	3.60%	2.48%
Provision for loan and lease losses to net charge-offs
during the year	0.62x	0.67x	0.80x	1.04x	1.74x
Provision for loan and lease losses to net charge-offs
during the year, excluding impact of the bulk loan
sales and the transfer of loans to held for sale	0.69x	0.67x	0.80x	1.20x	1.74x
_________
(1)	Includes a provision totaling $68.8 million associated with the bulk loan sales in 2013.
(2)	During the second quarter of 2013, after a comprehensive review of substantially all of the loans in our commercial portfolios, the classification of certain loans was revised to more accurately depict the nature of the underlying loans. This reclassification resulted in a net increase of $269.0 and $10.7 million in commercial mortgage loans and related allowance, respectively, since the principal source of repayment of such loans is derived from the operation of the underlying real estate, with a corresponding decrease of $246.8 and $9.4 million in commercial and industrial loans related allowance, respectively, and a
$22.2 million and $1.3 million decrease in construction loans and related allowance, respectively.
(3)	Includes a provision totaling $28.7 million associated with the bulk loan sales and the transfer of loans to held for sale in 2013.
(4)	Includes a provision totaling $20.8 million associated with the bulk loan sales in 2013.
(5)	Includes a provision totaling $13.6 million associated with the bulk loan sales in 2013.
(6)	Includes a provision totaling of $132.0 million associated with the bulk loan sales and the transfer of loans to held for sale in 2013.
(7)	Includes charge-offs totaling $99.0 million associated with the bulk loan sales in 2013.
(8)	Includes charge-offs totaling $54.6 million associated with the bulk loan sales and the transfer of loans to held for sale in 2013.
(9)	Includes charge-offs totaling $44.7 million associated with the bulk loan sales in 2013.
(10)	Includes charge-offs totaling $34.2 million associated with the bulk loan sales and the transfer of loans to held for sale in 2013.
(11)	Includes a provision totaling $11.3 million associated with loans transferred to held for sale in 2010.
(12)	Includes a provision totaling $8.6 million associated with loans transferred to held for sale in 2010.
(13)	Includes a provision totaling $83.0 million associated with loans transferred to held for sale in 2010.
(14)	Includes a provision totaling $102.9 million associated with loans transferred to held for sale in 2010.
(15)	Includes charge-offs totaling $29.5 million associated with loans transferred to held for sale in 2010.
(16)	Includes charge-offs totaling $8.6 million associated with loans transferred to held for sale in 2010.
(17)	Includes charge-offs totaling $127.0 million associated with loans transferred to held for sale in 2010.

      The following table sets forth information concerning the allocation of the Corporation’s allowance for loan and lease losses by loan category and the percentage of loan balances in each category to the total of such loans as of December 31 of the years indicated:

	2013		2012		2011		2010		2009
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Residential mortgage	$33,110	27%	$68,354	27%	$68,678	27%	$62,330	29%	$31,165	26%
Commercial mortgage
loans	73,138	19%	97,692	19%	108,992	15%	105,596	14%	67,201	11%
Construction loans	35,814	2%	61,600	4%	91,386	4%	151,972	6%	164,128	11%
Commercial and
Industrial loans
(including loans to
local financial
institutions)	85,295	31%	146,900	30%	164,490	39%	152,641	36%	182,778	38%
Consumer loans and
finance leases	58,501	21%	60,868	20%	60,371	15%	80,486	15%	82,848	14%
	$285,858	100%	$435,414	100%	$493,917	100%	$553,025	100%	$528,120	100%

    The following table sets forth information concerning the composition of the Corporation's allowance for loan and lease losses as of December 31, 2013 and 2012 by loan category and by whether the allowance and related provisions were calculated individually or through a general valuation allowance:

As of December 31, 2013	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$220,428	$69,484	$32,418	$15,120	$4,035	$341,485
Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	190,566	149,888	154,686	57,597	24,890	577,627
Allowance for loan and lease losses	18,125	32,189	26,686	22,144	3,457	102,601
Allowance for loan and lease losses to
principal balance	9.51%	21.48%	17.25%	38.45%	13.89%	17.76%
PCI loans:
Carrying value of PCI loans	-	-	-	-	4,791	4,791
Allowance for PCI loans	-	-	-	-	-	-
Allowance for PCI loans to carrying value	-	-	-	-	-	-

Loans with general allowance:
Principal balance of loans	2,138,014	1,604,236	2,841,218	95,996	2,032,803	8,712,267
Allowance for loan and lease losses	14,985	40,949	58,609	13,670	55,044	183,257
Allowance for loan and lease losses to
principal balance	0.70%	2.55%	2.06%	14.24%	2.71%	2.10%

Total loans held for investment:
Principal balance of loans	$2,549,008	$1,823,608	$3,028,322	$168,713	$2,066,519	$9,636,170
Allowance for loan and lease losses	33,110	73,138	85,295	35,814	58,501	285,858
Allowance for loan and lease losses to
principal balance (1)	1.30%	4.01%	2.82%	21.23%	2.83%	2.97%

	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total

As of December 31, 2012
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$122,056	$44,495	$35,673	$21,179	$2,615	$226,018

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	462,663	310,030	284,357	159,504	22,722	1,239,276
Allowance for loan and lease losses	47,171	50,959	80,167	39,572	3,880	221,749
Allowance for loan and lease losses to
principal balance	10.20%	16.44%	28.19%	24.81%	17.08%	17.89%

PCI loans:
Carrying value pf PCI loans	-	-	-	-	10,602	10,602
Allowance for PCI loans	-	-	-	-	-	-
Allowance for PCI loans to carrying value	-	-	-	-	-	-

Loans with general allowance:
Principal balance of loans	2,162,498	1,529,273	2,728,517	181,192	1,976,738	8,578,218
Allowance for loan and lease losses	21,183	46,733	66,733	22,028	56,988	213,665
Allowance for loan and lease losses to
principal balance	0.98%	3.06%	2.45%	12.16%	2.88%	2.49%

Total loans held for investment:
Principal balance of loans	$2,747,217	$1,883,798	$3,048,547	$361,875	$2,012,677	$10,054,114
Allowance for loan and lease losses	68,354	97,692	146,900	61,600	60,868	435,414
Allowance for loan and lease losses to
principal balance (1)	2.49%	5.19%	4.82%	17.02%	3.02%	4.33%

(1) Loans used in the denominator include PCI loans of $4.8 million and $10.6 million as of December 31, 2013 and 2012, respectively.
However, the Corporation separately tracks and reports PCI loans and excludes these loans from delinquent loans, non-performing loans, impaired loans, TDRs and non-performing assets statistics.

The following tables show the activity for impaired loans held for investment and related specific reserve during 2013:

2013
(In thousands)
Impaired Loans:
Balance at beginning of year	$1,465,294
Loans determined impaired during the year	280,860
Net charge-offs	(307,428)
Loans sold, net of charge-offs	(201,409)
Loans transferred to held for sale	(145,415)
Increases to impaired loans - additional disbursements	6,624
Foreclosures	(45,094)
Loans no longer considered impaired	(49,299)
Paid in full or partial payments	(85,021)
Balance at end of year	$919,112

2013
(In thousands)
Specific Reserve:
Balance at beginning of year	$221,749
Provision for loan losses	188,280
Net charge-offs	(307,428)
Balance at end of year	$102,601

Credit Quality

     The Corporation continues to execute its strategic plan and achieved significant improvements in credit quality metrics.  As of December 31, 2013, total non-performing assets were $725.4 million, a decrease of $512.8 million from December 31, 2012.  The decrease was mainly driven by the two bulk sales of assets completed during the first half of 2013, which included in the aggregate $382.5 million of non-performing loans ($178.7 million corresponding to the 2013 first quarter sale of adversely classified and non-performing loans, mainly commercial loans, and $203.8 million corresponding to the 2013 second quarter sale of non-performing residential loans) and $25.5 million of OREO. Additional reductions were achieved through the individual sale of a $40.8 million non-performing commercial mortgage loan that was previously written off and transferred to held for sale, and the write-off of the collateral pledged to Lehman.  Total non-performing loans, including non-performing loans held for sale, decreased by $427.5 million mainly due to the two aforementioned bulk sales, charge-offs of $36.0 million associated with loans transferred to held for sale, sales of non-performing loans held for sale of $47.2 million, as well as approximately $251.7 million of loans brought current or restored to accrual status after a sustained performance period, and foreclosures and repayments. These decreases were partially offset by inflows of loans to non-performing status amounting to $438.5 million, including two commercial mortgage relationships that aggregated $85.0 million. As of December 31, 2013, total delinquencies, which include all loans 30 days or more past due and non-accrual loans, decreased $430.6 million to $935.2 million from December 31, 2012.  The level of adversely classified commercial and construction loans, including non-performing loans held for sale, decreased by $337.0 million to $677.8 million, or a 33% decrease, compared to the balance as of December 31, 2012.  The net charge-off activity increased to $393.3 million.  The increase reflects the impact of $196.5 million of charge-offs related to the two bulk sales of assets completed in the first half of 2013, and charge-offs of $36.0 million related to the transfer of loans to held for sale. Excluding the impact of the bulk sales and the transfer of loans to held for sale, net charge-offs were $160.9 million, or an annualized 1.68% of average loans, for the year ended December 31, 2013, compared to $179.0 million, or an annualized 1.74%, for the year ended December 31, 2012.  In addition to charge-offs related to the bulk sales, a $25.4 million charge-off was recorded in 2013 related to a single C&I relationship restructured through a loan split in the first quarter and for which additional significant reserves were not necessary.  Given the prolonged recession and uncertainties in the economic environment in Puerto Rico, the Corporation continued to face pressures related to its non-performing loans and charge-offs levels.  The Corporation continues to emphasize its loan resolution and liquidation strategies.

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

Past-Due Loans 90 days and still accruing

These are accruing loans that are contractually delinquent 90 days or more. These past-due loans are either current as to interest but delinquent as to the payment of principal or are insured or guaranteed under applicable FHA and VA programs.

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

The following table presents non-performing assets as of the dates indicated:

	2013	2012	2011	2010	2009
	(Dollars in thousands)
Non-performing loans held for investment:
Residential mortgage	$161,441	$313,626	$338,208	$392,134	$441,642
Commercial mortgage	120,107	214,780	240,414	217,165	196,535
Commercial and industrial	114,833	230,090	270,171	317,243	241,316
Construction	58,866	178,190	250,022	263,056	634,329
Finance leases	3,082	3,182	3,485	3,935	5,207
Consumer	37,220	35,693	36,062	45,456	44,834
Total non-performing loans held for
investments	495,549	975,561	1,138,362	1,238,989	1,563,863

OREO	160,193	185,764	114,292	84,897	69,304
Other repossessed property	14,865	10,107	15,392	14,023	12,898
Other assets (1)	-	64,543	64,543	64,543	64,543
Total non-performing assets,
excluding loans held for sale	670,607	1,235,975	1,332,589	1,402,452	1,710,608
Non-performing loans held for sale	54,801	2,243	4,764	159,321	-
Total non-performing assets,
including loans held for sale (2)	$725,408	$1,238,218	$1,337,353	$1,561,773	$1,710,608

Past due loans 90 days and still
accruing (3)	$120,082	$142,012	$130,816	$144,113	$165,936
Non-performing assets to total assets	5.73%	9.45%	10.19%	10.02%	8.71%
Non-performing loans held for
investment to total loans held for
investment	5.14%	9.70%	10.78%	10.63%	11.23%
Allowance for loan and lease losses	$285,858	$435,414	$493,917	$553,025	$528,120
Allowance to total non-performing
loans held for investment	57.69%	44.63%	43.39%	44.64%	33.77%
Allowance to total non-performing
loans held for investment,
excluding residential real estate
loans	85.56%	65.78%	61.73%	65.30%	47.06%
_________
(1) Collateral pledged to Lehman.
(2) Amounts exclude purchased credit impaired loans with a carrying value as of December 31, 2013 of approximately
$4.8 million acquired as part of the credit card portfolio purchased in 2012.
(3) It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $37.0 million of residential mortgage loans insured by the FHA or guaranteed by the VA, which are over 18 months delinquent, that are no longer accruing interest as of
December 31, 2013.

The following table shows non-performing assets by geographic segment:

	2013	2012	2011	2010	2009
	(Dollars in thousands)
Puerto Rico:
Non-performing loans held for investment:
Residential mortgage	$139,771	$281,086	$297,595	$330,737	$376,018
Commercial mortgage	101,255	172,534	170,949	177,617	128,001
Commercial and industrial	109,224	215,985	261,189	307,608	229,039
Construction	43,522	99,383	137,478	196,948	385,259
Finance leases	3,082	3,182	3,485	3,935	5,207
Consumer	34,660	32,529	34,888	43,241	40,132
Total non-performing loans held for investment	431,514	804,699	905,584	1,060,086	1,163,656
OREO	123,851	145,683	85,788	67,488	49,337
Other repossessed property	14,806	10,070	15,283	13,839	12,634
Other Assets	-	64,543	64,543	64,543	64,543
Total non-performing assets, excluding loans
held for sale	570,171	1,024,995	1,071,198	1,205,956	1,290,170
Non-performing loans held for sale	14,796	2,243	4,764	159,321	-
Total non-performing assets, including loans
held for sale (1)	$584,967	$1,027,238	$1,075,962	$1,365,277	$1,290,170
Past-due loans 90 days and still accruing	$118,097	$137,288	$118,888	$142,756	$128,016
Virgin Islands:
Non-performing loans held for investment:
Residential mortgage	$8,439	$18,054	$11,470	$9,655	$9,063
Commercial mortgage	6,827	11,232	12,851	7,868	11,727
Commercial and industrial	5,609	12,905	7,276	6,078	8,300
Construction	11,214	72,648	110,594	16,473	2,796
Consumer	514	804	518	927	3,540
Total non-performing loans held for investment	32,603	115,643	142,709	41,001	35,426
OREO	14,894	24,260	7,200	2,899	470
Other repossessed property	5	17	67	108	221
Total non-performing assets, excluding loans
held for sale	$47,502	$139,920	$149,976	$44,008	$36,117
Non-performing loans held for sale	40,005	-	-	-	-
Total non-performing assets, including loans
held for sale	$87,507	$139,920	$149,976	$44,008	$36,117
Past-due loans 90 days and still accruing	$1,985	$4,068	$11,204	$1,358	$23,876
United States:
Non-performing loans held for investment:
Residential mortgage	$13,231	$14,486	$29,143	$51,742	$56,561
Commercial mortgage	12,025	31,014	56,614	31,680	56,807
Commercial and industrial	-	1,200	1,706	3,557	3,977
Construction	4,130	6,159	1,950	49,635	246,274
Consumer	2,046	2,360	656	1,288	1,162
Total non-performing loans held for investment	31,432	55,219	90,069	137,902	364,781
OREO	21,448	15,821	21,304	14,510	19,497
Other repossessed property	54	20	42	76	43
Total non-performing assets	$52,934	$71,060	$111,415	$152,488	$384,321
Past-due loans 90 days and still accruing	$-	$656	$724	$-	$14,044
________
(1) Amount excludes purchased credit impaired loans with a carrying value as of December 31, 2013 of approximately $4.8 million acquired as part of the credit cards portfolio purchased in 2012.

Total non-performing loans, including non-performing loans held for sale, were $550.4 million as of December 31, 2013. This represents a decrease of $427.5 million, or 43%, from $977.8 million as of December 31, 2012.  This reduction reflects, among other things, the impact of the two bulk sales completed in 2013 and charge-offs related to the transfer of loans to held for sale, and foreclosures, partially offset by inflows of loans to non-performing status as described below.

Non-performing C&I loans, decreased by $116.4 million, or 50%, compared to December 31, 2012, driven by the inclusion of non-performing C&I loans with a book value of $85.3 million in the bulk sale of adversely classified and non-performing assets completed in the first quarter of 2013, a charge-off of $25.4 million on a single relationship restructured through a loan split in the first quarter of 2013, two non-performing commercial loan participations totaling $7.6 million liquidated in the fourth quarter of 2013, and the repayment of certain loans.  Partially offsetting the aforementioned decreases were inflows of $49.7 million during 2013, mainly concentrated in Puerto Rico. Most of the inflows were concentrated in eleven relationships in individual amounts that exceeds $1.0 million during 2013 amounting to $33.3 million in the aggregate. Total inflows of non-performing C&I loans decreased to $49.7 million during 2013 compared to inflows of $90.4 million for the same period in 2012.

Non-performing commercial mortgage loans, including non-performing commercial mortgage loans held for sale, decreased by $88.7 million, or 41%, from December 31, 2012.  The decrease was primarily driven by the inclusion of non-performing commercial mortgage loans with a book value of $51.1 million in the bulk sale of adversely classified and non-performing assets completed in the first quarter of 2013, charge-offs of $14.6 million related to the transfer of commercial mortgage loans to held for sale, the individual sale of a $40.8 million loan that was written off and transferred to held for sale in the first quarter of 2013, an additional reduction of $41.3 million related to the restructuring of a commercial mortgage loan transferred to held for sale at the beginning of the year  in which the Corporation received foreclosed real estate in partial satisfaction of a debt arrangement, and other reductions related to loans restored to accrual status and collections.  Non-performing commercial mortgage loans decreased by $65.3 million in Puerto Rico, led by the aforementioned sales, charge-offs and foreclosures. Non-performing commercial mortgage loans in the Virgin Islands decreased by $4.4 million, driven by the restoration to accrual status after a sustained period of performance of a $5.8 million modified loan. The United States non-performing commercial mortgage loan portfolio decreased by $19.0 million, driven by the foreclosure of collateral underlying a $13.3 million problem loan. Total inflows of non-performing commercial mortgage loans of $112.7 million during 2013 increased by $60.5 million compared to $52.2 million for the same period in 2012, primarily associated with two relationships that aggregated $85.0 million.

Non-performing construction loans, including non-performing construction loans held for sale, decreased by $71.5 million, or 40%, from December 31, 2012, primarily reflecting the inclusion of non-performing construction loans with a book value of $41.4 million in the bulk sale of adversely classified and non-performing assets completed in the first quarter of 2013 as well as charge-offs of $21.4 million related to construction loans transferred to held for sale, the repayment of certain construction loan participations amounting to $6.4 million during the third quarter of 2013 and a $3.2 million TDR construction loan in the Virgin Islands restored to accrual status after a sustained performance period. The decrease in non-performing construction loans was primarily in Puerto Rico with a reduction of $48.1 million with the remaining decrease of $23.5 million mainly related to charge-offs on a single relationship transferred to held for sale in the Virgin Islands and the $3.2 million TDR loans restored to accrual status in the fourth quarter of 2013.  The inflows of non-performing construction loans of $18.0 million during 2013 decreased compared to inflows of $21.4 million for the same period in 2012.

The following table presents the activity of commercial and construction non-performing loans held for investment:

	Commercial Mortgage	Commercial & Industrial	Construction

(In thousands)
Year ended December 31, 2013
Beginning balance	$214,780	$230,090	$178,190
Plus:
Additions to non-performing	112,709	49,719	18,050
Less:
Non-performing loans transferred to REO	(14,023)	(11,415)	(1,180)
Non-performing loans charged-off	(23,896)	(35,148)	(30,813)
Loans returned to accrual status/loan collections	(24,884)	(34,977)	(8,288)
Reclassification	(2,816)	1,844	(309)
Transfer to loans held for sale, net of charge-offs	(90,709)	-	(55,273)
Non-performing loans sold	(51,054)	(85,280)	(41,511)
Ending balance	$120,107	$114,833	$58,866

The following table presents the activity of commercial and construction non-performing loans held for sale:

	Commercial Mortgage	Commercial & Industrial	Construction

(In thousands)
Year ended December 31, 2013
Beginning balance	$1,065	$1,178	$-
Plus:
Transfer from held for investment, net of charge-offs	90,709	-	55,273
Less:
Non-performing loans transferred to REO	(41,330)	-	-
Loan collections	(695)	-	(7,133)
Lower of cost or market adjustment	(1,165)	-	(338)
Non-performing loans sold	(41,585)	(1,178)	-
Ending balance	$6,999	$-	$47,802

Non-performing residential mortgage loans decreased by $152.2 million, or 48%, from December 31, 2012.  The decrease was mainly driven by the $203.8 million of loans sold as part of the bulk sale of non-performing residential assets completed in the second quarter of 2013, $94.5 million of loans restored to accrual status, or collected, foreclosures of approximately $29.1 million, and charge-offs. These decreases were offset by inflows of $190.0 million during 2013.  Non-performing residential mortgage loans decreased by $141.3 million, or 50%, $9.6 million, or 53%, and $1.3 million, or 8%, in Puerto Rico, the Virgin Islands and the United States, respectively, from December 31, 2012.  Total inflows of non-performing residential mortgage loans were $190.0 million during 2013 compared to $199.3 million for the same period in 2012, a decrease of $9.3 million. Approximately $100.2 million, or 62% of total non-performing residential mortgage loans, have been written down to their net realizable value.  Most of the loans included in the bulk sale of non-performing residential assets were 180 days or more past due loans, thus, foreclosures and charge-offs that partially offset the inflows of loans to non-performing status significantly decreased during the second half of 2013.  This resulted  in a net increase of $27.5 million in non-performing residential mortgage loans after the bulk sale as shown in the following table:

	First six-months ended	Last six-months ended	Year Ended
	June 30, 2013	December 31, 2013	December 31, 2013

(In thousands)
Beginning balance	$313,626	$133,937	$313,626
Plus:
Additions to non-performing	101,404	88,547	189,951
Less:
Non-performing loans transferred to REO	(24,946)	(4,143)	(29,089)
Non-performing loans charged-off	(9,628)	(9,211)	(18,839)
Loans returned to accrual status/loan collections	(46,758)	(47,689)	(94,447)
Reclassification	1,281	-	1,281
Non-performing loans sold	(201,042)	-	(201,042)
Ending balance	$133,937	$161,441	$161,441

The level of non-performing consumer loans, including finance leases, showed a $1.4 million increase in 2013 mainly related to auto loans.  The inflows of non-performing consumer loans of $68.1 million during 2013 increased $5.9 million compared to inflows of $62.2 million for the same period in 2012.

As of December 31, 2013, approximately $142.1 million of the loans placed in non-accrual status, mainly construction and commercial loans, were current, or had delinquencies of less than 90 days in their interest payments, including $95.7 million of TDRs maintained in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability. Collections on these loans are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

    During the year ended December 31, 2013, interest income of approximately $5.1 million related to non-performing loans with a carrying value of $302.4 million as of December 31, 2013, mainly non-performing construction and commercial loans, was applied against the related principal balances under the cost-recovery method.

        The allowance to non-performing loans held for investment ratio as of December 31, 2013 was 57.69%, compared to 44.63% as of December 31, 2012. As of December 31, 2013, approximately $141.3 million, or 28.54%, of total non-performing loans held for investment have been charged-off to their net realizable value as shown in the following table.

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	C&I Loans	Construction Loans	Consumer and Finance Leases	Total
As of December 31, 2013
Non-performing loans held for investment
charged off to realizable value	$100,181	$4,790	$32,809	$2,294	$1,192	$141,266
Other non-performing loans held
for investment	61,260	115,317	82,024	56,572	39,110	354,283
Total non-performing loans held
for investment	$161,441	$120,107	$114,833	$58,866	$40,302	$495,549

Allowance to non-performing loans held for
investments	20.51%	60.89%	74.28%	60.84%	145.15%	57.69%
Allowance to non-performing loans held for
investments, excluding non-performing loans
charged off to realizable value	54.05%	63.42%	103.99%	63.31%	151.48%	80.80%

As of December 31, 2012
Non-performing loans held for investment
charged off to realizable value	$170,555	$7,194	$25,925	$43,943	$1,219	$248,836
Other non-performing loans held
for investment	143,071	207,586	204,165	134,247	37,656	726,725
Total non-performing loans held
for investment	$313,626	$214,780	$230,090	$178,190	$38,875	$975,561

Allowance to non-performing loans held for
investments	21.79%	45.48%	63.84%	34.57%	156.57%	44.63%
Allowance to non-performing loans held for
investments, excluding non-performing loans
charged off to realizable value	47.78%	47.06%	71.95%	45.89%	161.64%	59.91%

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program, as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans in the U.S. mainland, fit the definition of TDRs. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of December 31, 2013, the Corporation’s total TDR loans of $630.3 million consisted of $337.2 million of residential mortgage loans, $92.0 million of commercial and industrial loans, $153.6 million of commercial mortgage loans, $20.1 million of construction loans, and $27.3 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $0.5 million as of December 31, 2013.

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

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDR when the trial offer is made and continue to be classified as TDR regardless of whether the borrower enters into a permanent modification. As of December 31, 2013, the Corporation classified an additional $8.5 million of residential mortgage loans as TDRs that were participating in or had been offered a trial modification.

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

	The following table provides a breakdown between accrual and nonaccrual TDRs:

	(In thousands)	December 31, 2013

		Accrual	Nonaccrual (1) (2)	Total TDRs

	Non- FHA/VA Residential Mortgage loans	$263,919	$73,324	$337,243
	Commercial Mortgage Loans	53,509	38,441	91,950
	Commercial and Industrial Loans	84,419	69,156	153,575
	Construction Loans	4,332	15,811	20,143
	Consumer Loans - Auto	8,512	5,610	14,122
	Finance Leases	2,275	85	2,360
	Consumer Loans - Other	8,417	2,448	10,865
	Total Troubled Debt Restructurings	$425,383	$204,875	$630,258

(1)	Included in non-accrual loans are $95.7 million in loans that are performing under the terms of the restructuring
	agreement but are reported in non-accrual status until the restructured loans meet the criteria of sustained
	payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full
	collectibility.
(2)	Excludes non-accrual TDRs held for sale with a carrying value of $45.9 million as of December 31, 2013.

The REO portfolio, which is part of non-performing assets, decreased by $25.6 million driven by OREO properties sold as part of the bulk sales of assets completed in the first and second quarter of 2013, as well as write-downs, partially offset by additions of OREO commercial income-producing properties primarily in Puerto Rico in connection with properties received in partial satisfaction of a commercial mortgage loan held for sale. The following table shows the activity during the year ended December 31, 2013 of the REO portfolio by geographic region and type of property:

(In thousands)	As of December 31, 2013
	Puerto Rico			Virgin Islands			Florida			Consolidated
	Residential	Commercial	Construction	Residential	Commercial	Construction	Residential	Commercial	Construction
Beginning Balance	$66,358	$54,601	$24,724	$3,802	$3,018	$17,439	$1,440	$11,786	$2,596	$185,764
Additions	30,485	53,653	378	1,662	997	822	3,498	12,649	-	104,144
Sales	(52,215)	(19,268)	(1,134)	(2,256)	(830)	(284)	(1,661)	(8,800)	-	(86,448)
Fair value adjustments	(9,753)	(16,141)	(7,837)	(1,024)	(1,183)	(7,269)	(50)	(10)	-	(43,267)
	$34,875	$72,845	$16,131	$2,184	$2,002	$10,708	$3,227	$15,625	$2,596	$160,193

The over 90-day delinquent, but still accruing loans, excluding loans guaranteed by the U.S. government, decreased during 2013 by $7.3 million to $41.4 million, or 0.43% of total loans held for investment as of December 31, 2013. Loans 30 to 89 days delinquent increased during 2013 by $18.7 million to $264.8 million as of December 31, 2013.

Net Charge-offs and Total Credit Losses

Total net charge-offs in 2013 were $393.7 million, or 4.01% of average loans on an annualized basis, including $134.5 million of charge-offs related to the bulk sale of adversely classified assets and the transfer of loans to held for sale during the first quarter of 2013, and $98.0 million related to the bulk sale of non-performing residential assets during the second quarter of 2013.  Excluding the impact of charge-offs related to the bulk sales and the transfer of loans to held for sale, total net charge offs in 2013 were $160.9 million, or 1.68% of average loans, compared to $179.0 million, or 1.74%, of average loans, in 2012.

C&I loan net charge-offs in 2013 were $105.2 million, or 3.52% of related average loans, including $44.7 million of charge-offs related to the bulk sale completed during the first quarter of 2013.  Excluding the impact of charge-offs  related to the first quarter 2013 bulk sale, C&I net charge-offs in 2013 were $60.5 million, or 2.04% of average loans, up from $45.9 million, or 1.21% of related average loans, in  2012.  Substantially all of the charge-offs recorded in 2013 were in Puerto Rico.  The increase was primarily due to a $25.4 million charge-off related to a single relationship restructured in the first quarter of 2013 into a split Note A/Note B.  The charge-offs in 2013 also included an aggregate of $25.6 million related to eleven relationships in Puerto Rico with individual charge-offs in excess of $1 million.

Commercial mortgage loan net charge-offs in 2013 were $62.6 million, or 3.44% of related average loans, including $54.6 million of charge-offs related to the bulk sale and the transfer of loans to held for sale during the first quarter of 2013.  Excluding the impact of charge-offs related to the bulk sale and the transfer of loans to held for sale, commercial mortgage loans net charge-offs in 2013 were $8.0 million, or 0.45% of average loans, down from $21.0 million, or 1.41% of related average loans, in 2012. Commercial mortgage loan net charge-offs in 2013 were primarily in Puerto Rico and the United States, an aggregate of $2.7 million was related to two relationships in Puerto Rico with individual charge-offs in excess of $1 million and $5.4 million attributable to two relationship in the United States. Partially offsetting charge-offs in 2013 was a $4.5 million recovery related to a loan paid-off in Florida.

Construction loan net charge-offs in 2013 were $41.2 million, or 15.11%, of average loans, including $34.2 million of charge-offs related to the bulk sale and the transfer of loans to held for sale during the first quarter of 2013. Excluding the impact of charge-offs related to the bulk sale and the transfer of loans to held for sale, construction net charge-offs in 2013 were $7.1 million, or 2.91% of average loans, down from  $40.7 million, or 10.49% of related average loans, in 2012. The positive variance when compared to the prior year is mainly attributable to an individual charge-off of $7.6 million recorded on a commercial project in Puerto Rico and  $23.0 million related to one construction relationship in the Virgin Islands recorded in 2012.  Construction loan net charge-offs in 2013 included a $3.1 million charge-off on one residential land loan in Puerto Rico that entered into non-performing status during the first quarter of 2013 and $1.8 million related to a single relationship in Florida.

Residential mortgage loan net charge-offs in 2013 were $128.0 million, or 4.77% of related average loans, including $98.0 million of charge-offs related to the second quarter bulk sale. Excluding the impact of charge-offs related to the bulk sales, residential mortgage loan net charge-offs in 2013 were $29.0 million, or 1.13% of average loans, down from $36.9 million, or an annualized 1.32% for the comparable period in 2012. Approximately $17.2 million of charge-offs in 2013 resulted from valuations for impairment purposes of residential mortgage loan portfolios considered homogeneous given high delinquency and loan-to-value levels, compared to $19.9 million recorded in 2012. Net charge-offs on residential mortgage loans also included $7.1 million related to the foreclosure of loans during 2013, compared to $9.7 million recorded for foreclosures in 2012.

 Net charge-offs on consumer loans and finance leases in 2013 were $56.2 million, 2.76% of related average loans, compared to $34.5 million, 1.92% of related average loans in 2012. This increase is mainly attributable to a larger portfolio led by the credit cards portfolio acquired in May 2012, and higher auto loan net charge-offs.

The following table shows the ratios of net charge-offs to average loans by loan category for the last five years.

	For the year ended December 31,
	2013	2012	2011	2010	2009

Residential mortgage (1) (6)	4.77%	1.32%	1.32%	1.80%	0.82%
Commercial mortgage (2) (7)	3.44%	1.41%	3.21%	5.02%	1.64%
Commercial and Industrial (3) (8)	3.52%	1.21%	1.57%	2.16%	0.72%
Construction (4) (9)	15.11%	10.49%	16.33%	23.80%	11.54%
Consumer loans and finance leases	2.76%	1.92%	2.33%	2.98%	3.05%
Total loans (5) (10)	4.01%	1.74%	2.68%	4.76%	2.48%

(1)

Includes net charge-offs totaling $99.0 million associated with the bulk sales of assets in 2013. Residential net charge-offs to average loans, excluding charge-offs associated with the bulk loan sales, was 1.13% in 2013.

(2)

Includes net charge-offs totaling $54.6 million associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale in 2013. The ratio of commercial mortgage net charge-offs to average loans excluding charge-offs associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale, was 0.45% in 2013.

(3)

Includes net charge-offs totaling $44.7 million associated with the bulk sale of adversely classified commercial assets in 2013. The ratio of commercial and industrial net-charge offs to average loans, excluding charge-offs associated with the bulk sale of adversely classified commercial assets, was 2.04% in 2013.

(4)

Includes net charge-offs totaling $34.2 million associated with the bulk sales of assets and the transfer of loans to held for sale in 2013. The ratio of construction loans net-charge offs to average loans, excluding charge-offs associated with the bulk loan sales and the transfer of loans to held for sale, was 2.91% in 2013.

(5)

Includes net charge-offs totaling $232.4 million, associated with the bulk loan sales and the transfer of loans to held for sale in 2013. The ratio of total net-charge offs to average loans, excluding charge-offs associated with the bulk loan sales and the transfer of loans to held for sale was 1.68% in 2013.

(6)	Includes net charge-offs totaling $7.8 million associated with non-performing residential mortgage loans sold in a bulk sale in 2010.
(7)

Includes net charge-offs totaling $29.5 million associated with loans transferred to held for sale in the fourth quarter of 2010. Commercial mortgage net charge-offs to average loans, excluding charge-offs associated with such loans transferred to held for sale, was 3.38% in 2010.

(8)

Includes net charge-offs totaling $8.6 million associated with loans transferred to held for sale in the fourth quarter of 2010. Commercial and industrial net charge-offs to average loans, excluding charge offs associated with such loans transferred to held for sale, was 1.98% in 2010.

(9)

Includes net charge-offs totaling $127.0 million associated with loans transferred to held for sale in the fourth quarter of 2010. Construction net charge-offs to average loans, excluding charge-offs associated with such loans transferred to held for sale, was 18.93% in 2010.

(10)

Includes net charge-offs totaling $165.1 million associated with loans transferred to held for sale in the fourth quarter of 2010. Total net charge-offs to average loans, excluding charge-offs associated with such loans transferred to held for sale, was 3.60% in 2010.

The following table presents net charge-offs to average loans held in various portfolios by geographic segment:

		December 31, 2013	December 31, 2012	December 31, 2011
	PUERTO RICO:
	Residential mortgage (1)	5.90%	1.58%	1.32%
	Commercial mortgage (2)	4.26%	1.39%	4.10%
	Commercial and Industrial (3)	3.76%	1.31%	1.64%
	Construction (4)	15.00%	6.34%	11.60%
	Consumer and finance leases	2.83%	1.91%	2.39%
	Total loans (5)	4.37%	1.64%	2.40%

	VIRGIN ISLANDS:
	Residential mortgage (6)	1.88%	0.15%	0.09%
	Commercial mortgage	0.11%	0.00%	0.00%
	Commercial and Industrial	1.63%	0.01%	0.31%
	Construction (7)	18.08%	23.14%	25.87%
	Consumer and finance leases	0.48%	1.05%	1.08%
	Total loans (8)	3.50%	3.41%	4.79%

	FLORIDA:
	Residential mortgage	0.35%	0.95%	3.09%
	Commercial mortgage	0.46%	1.70%	1.56%
	Commercial and Industrial (9)	0.10%	-0.65%	1.83%
	Construction (10)	6.44%	-8.89%	22.35%
	Consumer and finance leases	1.84%	3.62%	1.66%
	Total loans	0.61%	1.04%	3.34%
________
(1)

For  2013, includes net charge-offs totaling $92.9 million associated with the bulk loan sales. The ratio of residential mortgage net charge-offs to average loans in Puerto Rico, excluding charge-offs associated with the bulk sales, was 1.41%.

(2)

For  2013, includes net charge-offs totaling $54.6 million associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale. The ratio of commercial mortgage net charge-offs to average loans in Puerto Rico, excluding charge-offs associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale, was 0.47%.

(3)

For  2013, includes net charge-offs totaling $44.7 million associated with the bulk sale of adversely classified commercial assets. The ratio of commercial and industrial net charge-offs to average loans in Puerto Rico, excluding charge-offs associated with the bulk sale of adversely classified commercial assets, was 2.15%.

(4)

For  2013, includes net charge-offs totaling $19.0 million associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale. The ratio of construction net charge-offs to average loans in Puerto Rico, excluding charge-offs associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale, was 4.29%.

(5)

For  2013, includes net charge-offs totaling $211.2 million associated with the bulk loan sales and the transfer of loans to held for sale. The ratio of total net charge-offs to average loans in Puerto Rico, excluding charge-offs associated with the bulk loan sales and the transfer of loans to held for sale, was 1.89%.

(6)

For  2013, includes net charge-offs totaling $6.1 million associated with the bulk sale of non-performing residential assets. The ratio of residential mortgage net charge-offs to average loans in the Virgin Islands, excluding charge-offs associated with the bulk sale of non-performing residntial assets, was 0.22%.

(7)

For  2013, includes net charge-offs totaling $15.2 million associated with the bulk loan sales and the transfer of loans to held for sale. The ratio of construction loans net charge-offs to average loans in the Virgin Islands, excluding charge-offs associated with the bulk loan sale and the transfer of loans to held for sale, was -0.48%.

(8)

For  2013, includes net charge-offs totaling $21.3 million, associated with the bulk loan sales and the transfer of loans to held for sale. The ratio of total net-charge offs to average loans in the Virgin Islands, excluding charge-offs associated with the bulk loan sales and the transfer of loans to held for sale, was 0.38%.

(9)	For 2012, recoveries in C&I loans in Florida exceeded charge-offs.
(10)	For 2012, recoveries in Construction loans in Florida exceeded charge-offs.

    Total credit losses (equal to net charge-offs plus losses on REO operations) for 2013 amounted to $435.8 million, or 4.37% to average loans and repossessed assets in contrast to credit losses of $204.1  million, or a loss rate of 1.96%, for the same period in 2012. Excluding the bulk sales of assets and the transfer of loans to held for sale completed in the first half of 2013, total credit losses for 2013 amounted to $201.5 million.

The following table presents OREO inventory and credit losses for the periods indicated:

	Year Ended
	December 31,
	2013	2012
	(Dollars in thousands)
OREO
OREO balances, carrying value:
Residential	$40,286	$71,600
Commercial	90,472	70,608
Construction	29,435	43,556
Total	$160,193	$185,764

OREO activity (number of properties):
Beginning property inventory	716	575
Properties acquired	320	536
Properties disposed	(540)	(395)
Ending property inventory	496	716

Average holding period (in days)
Residential	444	332
Commercial	281	305
Construction	574	258
	379	304
OREO operations (loss) gain:
Market adjustments and (losses) gain on sale:
Residential	(10,863)	(7,576)
Commercial	(10,670)	(2,915)
Construction	(12,371)	(1,190)
	(33,904)	(11,681)
Other OREO operations expenses	(8,608)	(13,435)
Net Loss on OREO operations	$(42,512)	$(25,116)

CHARGE-OFFS
Residential charge offs, net	(127,999)	(36,855)
Commercial charge offs, net	(167,815)	(66,884)
Construction charge offs, net	(41,247)	(40,741)
Consumer and finance leases charge-offs, net	(56,246)	(34,522)
Total charge-offs, net	(393,307)	(179,002)
TOTAL CREDIT LOSSES (1)	$(435,819)	$(204,118)

LOSS RATIO PER CATEGORY (2):
Residential	5.07%	1.55%
Commercial	3.67%	1.31%
Construction	17.84%	10.09%
Consumer	2.74%	1.90%
TOTAL CREDIT LOSS RATIO (3)	4.37%	1.96%
________
(1)	Equal to OREO operations (losses) plus charge-offs, net.
(2)	Calculated as net charge-offs plus market adjustments and gains (losses) on sale of OREO divided by average loans and repossessed assets.
(3)	Calculated as net charge-offs plus net loss on OREO operations divided by average loans and repossessed assets.

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

Concentration Risk

The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. However, the Corporation has diversified its geographical risk as evidenced by its operations in the Virgin Islands and in Florida. Of the total gross loans held for investment of $9.6 billion as of December 31, 2013, approximately 84% have credit risk concentration in Puerto Rico,9% in the United States, and 7% in the Virgin Islands.

Exposure to Puerto Rico Government

As of December 31, 2013, the Corporation had $454.6 million of credit facilities granted to the Puerto Rico government, its municipalities and public corporations, of which $397.8 million was outstanding, compared to $158.4 million as of December 31, 2012. Approximately $200.5 million of the outstanding credit facilities consists of loans to municipalities in Puerto Rico. Municipal debt exposure is secured by ad valorem taxation without limitation as to rate or amount on all taxable property within the boundaries of each municipality. The good faith, credit, and unlimited taxing power of each applicable municipality have been pledged to the repayment of all outstanding bonds and notes. Approximately $84.6 million consists of loans to public corporations that receive revenues from the rates they charge for services or products, such as electric power services. Main public corporations have varying degrees of independence from the central government and many receive appropriations or other payments from the Puerto Rico’s government general fund. Approximately $112.7 million consists of loans to the central government or units of the central government. Debt issued by the central government can either carry the full faith, credit, and taxing power of the Commonwealth of Puerto Rico or represent an obligation that is subject to annual budget appropriations. The Commonwealth of Puerto Rico has never defaulted on its debt. Furthermore, the Corporation had $205.1 million outstanding as of December 31, 2013 in financing to the hotel industry in Puerto Rico guaranteed by the TDF. The TDF is a subsidiary of GDB that works with private-sector financial institutions to structure financings for new hospitality projects. The TDF has a perfect track record of supporting its guarantees.

In addition, as of  December 31, 2013, the Corporation held approximately $71.0 million of obligations of Puerto Rico government and agencies, mainly bonds of the Government Development Bank (“GDB”) and the Puerto Rico Building Authority, as part of its available-for-sale investment securities portfolio that were reflected at their aggregate fair value of  $51.3 million.

As of December 31, 2013, the Corporation had $546.5 million of public sector deposits in Puerto Rico. Approximately 21% come from municipalities and 79% come from public corporations and the central government.

Refer to “Puerto Rico Economic Environment and Exposure to Puerto Rico Government” section above for additional information.

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

Basis of Presentation

The Corporation has included in this Form 10-K the following financial measures that are not recognized under generally accepted accounting principles, which are referred to as non-GAAP financial measures: (i) the calculation of net interest income, interest rate spread and net interest margin rate on a tax-equivalent basis and excluding changes in the fair value of derivative instruments and certain financial liabilities; (ii) the calculation of the tangible common equity ratio and the tangible book value per common share, (iii) the Tier 1 common equity to risk-weighted assets ratio, and (iv) certain other financial measures adjusted to exclude the effect of the bulk sales of assets and the transfer of loans to held for sale in the first and second quarters of 2013 as well as excluding the write-off of the collateral pledged to Lehman and the loss contingency for attorneys’ fees awarded to the other party in the Lehman litigation. Investors should be aware that non-GAAP financial measures have inherent limitations and should be read only in conjunction with the Corporation’s consolidated financial data prepared in accordance with GAAP.

Net interest income, interest rate spread and net interest margin are reported excluding changes in the fair value of derivative instruments and financial liabilities elected to be measured at fair value (“valuations”) and on a tax-equivalent basis. The presentation of net interest income excluding valuations provides additional information about the Corporation’s net interest income and facilitates comparability and analysis. The changes in the fair value of derivative instruments and unrealized gains and losses on liabilities measured at fair value have no effect on interest due or interest earned on interest-bearing liabilities or interest-earning assets, respectively. The tax-equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a marginal income tax rate. Income from tax-exempt earning assets is increased by an amount equivalent to the taxes that would have been paid if this income had been taxable at statutory rates. Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread and net interest margin on a fully tax-equivalent basis. This adjustment puts all earning assets, most notably tax-exempt securities and certain loans, on a common basis that facilitates comparison of results to results of peers. Refer to Net Interest Income above for the table that reconciles the non-GAAP financial measure “net interest income on a tax-equivalent basis and excluding fair value changes” with net interest income calculated and presented in accordance with GAAP. The table also reconciles the non-GAAP financial measures “net interest spread and margin on a tax-equivalent basis and excluding fair value changes” with net interest spread and margin calculated and presented in accordance with GAAP.

The tangible common equity ratio and tangible book value per common share are non-GAAP measures generally used by the financial community to evaluate capital adequacy. Tangible common equity is total equity less preferred equity, goodwill, core deposit intangibles, and other intangibles, such as the purchased credit card relationship intangible. Tangible assets are total assets less goodwill, core deposit intangibles, and other intangibles, such as the purchased credit card relationship intangible. Management and many stock analysts use the tangible common equity ratio and tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase method of accounting for mergers and acquisitions. Neither tangible common equity nor tangible assets, or the related measures should be considered in isolation or as a substitute for stockholders’ equity, total assets, or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Corporation calculates its tangible common equity, tangible assets, and any other related measures may differ from that of other companies reporting measures with similar names. Refer to Risk Management-Capital above for a reconciliation of the Corporation’s tangible common equity and tangible assets.

The Tier 1 common equity to risk-weighted assets ratio is calculated by dividing (a) Tier 1 capital less non-common elements including qualifying perpetual preferred stock and qualifying trust preferred securities by (b) risk-weighted assets, which assets are calculated in accordance with current applicable bank regulatory requirements (Basel 1). The Tier 1 common equity ratio is not required by GAAP or on a recurring basis by applicable bank regulatory requirements. Management is currently monitoring this ratio, along with the other ratios discussed above, in evaluating the Corporation’s capital levels and believes that, at this time, the ratio may be of interest to investors. Refer to Risk Management-Capital above for a reconciliation of stockholders’ equity (GAAP) to Tier 1 common equity.

To supplement the Corporation’s financial statements presented in accordance with GAAP, the Corporation provides additional measures of provision for loan and lease losses, provision for loan and lease losses to net charge-offs, net charge-offs, net charge-offs to average loans, to exclude the impact of the bulk sales of assets and the transfer of non-performing loans to held for sale in the first and second quarters of 2013.  In addition, the Corporation provides additional measures of adjusted non-interest income and adjusted non-interest expenses.  Adjusted non-interest income excluded the write-off of the collateral pledged to Lehman in 2013 and adjusted non-interest income excludes expenses related to the bulk sales of assets completed in the first half of 2013 and attorneys’ fees related to the Lehman litigation recorded in 2013.  Management believes that these non-GAAP measures enhance the ability of analysts and investors to analyze trends in the Corporation’s business and to better understand the performance of the Corporation. In addition, the Corporation may utilize these non-GAAP financial measures as a guide in its budgeting and long-term planning process. Any analysis of these non-GAAP financial measures should be used only in conjunction with results presented in accordance with GAAP. Refer to Overview of Results of Operations discussion  above for the reconciliation of these non-GAAP financial measures to the GAAP financial measures, except for the reconciliation with respect to the calculation of the non-GAAP financial measure “provision for loan and lease losses to net charge-offs ratio, excluding the impact of the bulk sales of assets and loans transferred to held for sale” with provision for loan losses to net charge-offs ratio calculated and presented in accordance with GAAP which is included below:

	Provision for Loan and Lease Losses to
	Net Charge-Off, Provision for Loans
	(Non GAAP to GAAP reconciliation)
	Year Ended
(In thousands)	December 31, 2013
	Provision for Loan	Net Charge-Offs
	and Lease Losses
Provision for loan and lease losses and net charge-offs, excluding special
items (Non-GAAP)	$111,749	$160,863
Special Items:
Bulk sales of assets and loans transferred to held for sale	132,002	232,444
Provision for loan and lease losses and net charge-offs (GAAP)	$243,751	$393,307

Provision for loan and lease losses and net charge-offs, excluding special
items (Non-GAAP)	69.47%
Provision for loan and lease losses and net charge-offs (GAAP)	61.97%

Selected Quarterly Financial Data

        Financial data showing results of the 2013 and 2012 quarters is presented below. In the opinion of management, all adjustments necessary for a fair presentation have been included. These results are unaudited.

	2013
	March 31	June 30	September 30	December 31

	(In thousands, except for per share results)
Interest income	$160,225	$160,670	$162,203	$162,690
Net interest income	124,493	126,888	130,905	132,659
Provision for loan losses	111,123	87,464	22,195	22,969
Net (loss) income	(72,633)	(122,583)	15,940	14,789
Net (loss) income attributable to common stockholders -
basic	(72,633)	(122,583)	15,940	14,789
Net (loss) income attributable to common stockholders -
diluted	(72,633)	(122,583)	15,940	14,789
(Loss) earnings per common share-basic	$(0.35)	$(0.60)	$0.08	$0.07
(Loss) earnings per common share-diluted	$(0.35)	$(0.60)	$0.08	$0.07

	2012
	March 31	June 30	September 30	December 31
	(In thousands, except for per share results)
Interest income	$152,107	$153,652	$166,964	$165,054
Net interest income	101,866	108,705	125,503	125,631
Provision for loan losses	36,197	24,884	28,952	30,466
Net (loss) income	(13,182)	9,356	19,073	14,535
Net (loss) income attributable to common stockholders -
basic	(13,182)	9,356	19,073	14,535
Net (loss) income attributable to common stockholders -
diluted	(13,182)	9,356	19,073	14,535
(Loss) earnings per common share-basic	$(0.06)	$0.05	$0.09	$0.07
(Loss) earnings per common share-diluted	$(0.06)	$0.05	$0.09	$0.07

Some infrequent transactions that significantly affected quarterly periods include:

During the first quarter of 2013, the bulk sale of adversely classified and non-performing assets, mainly commercial loans, and the transfer of certain non-performing loans to held for sale resulted in a total loss of $68.0 million, of which $64.1 million was charged against the provision for loan and lease losses.

During the first quarter of 2013, expenses of approximately $1.2 million related to the terminated preferred stock exchange offer.

During the second quarter of 2013, the bulk sale of residential non-performing assets resulted in a total loss of $72.9 million, of which $67.9 million was charged against the provision for loan and lease losses.

During the second quarter of 2013, the Corporation recorded a loss of $66.6 million related to the Lehman collateral write-off.

During the third quarter of 2013, the Corporation recorded expenses of approximately $1.7 million in connection with the secondary offering of the Corporation’s common stock by certain of the Corporation’s existing stockholders.

During the third quarter of 2013, the Corporation recorded expenses of $1.7 million related to the conversion of the credit cards processing platform.

During the fourth quarter of 2013, the Corporation recorded a charge of $1.4 million related to expenses and valuation adjustments in connection with branch consolidations and restructuring efforts.

During the fourth quarter of 2013, the Corporation recorded a loss contingency of $2.5 million related to attorneys’ fees awarded to the other party in connection with the denial of the Corporation’s motion for Summary judgment on its claim to recover assets pledged to Lehman.

CEO and CFO Certifications

     First BanCorp.’s Chief Executive Officer and Chief Financial Officer have filed with the SEC certifications required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Annual Report on Form 10-K and the certifications required by Section III(b)(4) of the Emergency Stabilization Act of 2008 as Exhibit 99.1 and 99.2 to this Annual Report on Form 10-K.

     In addition, in 2013, First BanCorp’s Chief Executive Officer certified to the NYSE that he was not aware of any violation by the Corporation of the NYSE corporate governance listing standards.

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

Item 8. Financial Statements and Supplementary Data

FIRST BANCORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

First BanCorp.:

We have audited the accompanying consolidated statements of financial condition of First BanCorp. and subsidiaries (the “Corporation”) as of December 31, 2013 and 2012, and the related consolidated statements of (loss) income, comprehensive (loss) income, cash flows, and changes in stockholders’ equity for each of the years in the two-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First BanCorp. and its subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the two-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First BanCorp. and its subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2014 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

/s/    KPMG LLP

San Juan, Puerto Rico

March 17, 2014

Stamp No. E94617 of the Puerto Rico

Society of Certified Public Accountants

was affixed to the record copy of this report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of First BanCorp.:

In our opinion, the consolidated statements of loss, of comprehensive loss, of cash flows and of changes in stockholders’ equity for the year ended December 31, 2011 present fairly, in all material respects, the results of operations of FirstBancorp and its subsidiaries and their cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

San Juan, Puerto Rico

March 13, 2012

Stamp E97075 of the P.R. Society of

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

Because of its inherent limitations, internal control over financial reporting may not prevent, or detect and correct, misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management is responsible for establishing and maintaining effective internal control over financial reporting, including controls over the preparation of regulatory financial statements. Management assessed the effectiveness of the Corporation’s internal control over financial reporting, including controls over the preparation of regulatory financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C), as of December 31, 2013, based on the framework set forth by the Committee of the Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based upon its assessment, management has concluded that, as of December 31, 2013, the Corporation’s internal control over financial reporting, including controls over the preparation of regulatory financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C), is effective based on the criteria established in Internal-Control Integrated Framework.

Management’s assessment of the effectiveness of internal control over financial reporting, including controls over the preparation of regulatory financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C), as of December 31, 2013, has been audited by KPMG LLP, an independent public accounting firm, as stated in their report dated March 17, 2014.

                                                                                                     First BanCorp.

   /s/  Aurelio Alemán

   Aurelio Alemán

   President and Chief Executive Officer

   Date: March 17, 2014

   /s/  Orlando Berges

   Orlando Berges

   Executive Vice President

   and Chief Financial Officer

   Date: March 17, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM –

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders

First Bancorp.:

We have audited First Bancorp.’s (the “Corporation”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, First Bancorp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of First Bancorp. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of (loss) income, comprehensive (loss) income, cash flows, and changes in stockholders’ equity, for each of the years in the two-year period ended December 31, 2013, and our report dated March 17, 2014, expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

San Juan, Puerto Rico

March 17, 2014

Stamp No. E94618 of the Puerto Rico

Society of Certified Public Accountants

was affixed to the record copy of this report.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2013	December 31, 2012
	(In thousands, except for share information)
ASSETS

Cash and due from banks	$454,302	$730,016

Money market investments:
Time deposits with other financial institutions	300	505
Other short-term investments	201,069	216,330
Total money market investments	201,369	216,835

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	1,042,482	1,070,968
Other investment securities	935,800	660,109
Total investment securities available for sale	1,978,282	1,731,077

Other equity securities	28,691	38,757

Investment in unconsolidated entity	7,279	23,970

Loans, net of allowance for loan and lease losses of $285,858
(2012 - $435,414)	9,350,312	9,618,700
Loans held for sale, at lower of cost or market	75,969	85,394
Total loans, net	9,426,281	9,704,094

Premises and equipment, net	166,946	181,363
Other real estate owned	160,193	185,764
Accrued interest receivable on loans and investments	54,012	51,671
Other assets	179,570	236,194
Total assets	$12,656,925	$13,099,741

LIABILITIES

Non-interest-bearing deposits	$851,212	$837,387
Interest-bearing deposits	9,028,712	9,027,159
Total deposits	9,879,924	9,864,546
Securities sold under agreements to repurchase	900,000	900,000
Advances from the Federal Home Loan Bank (FHLB)	300,000	508,440
Other borrowings	231,959	231,959
Accounts payable and other liabilities	129,184	109,773
Total liabilities	11,441,067	11,614,718

Commitments and Contingencies (Notes 25 and 28)

STOCKHOLDERS' EQUITY
Preferred stock, authorized, 50,000,000 shares:
Non-cumulative Perpetual Monthly Income Preferred Stock: issued 22,004,000 shares,
outstanding 2,521,872 shares, aggregate liquidation value of $63,047	63,047	63,047
Common stock, $0.10 par value, authorized, 2,000,000,000 shares; issued, 207,635,157 shares
(2012 - 206,730,318 shares issued)	20,764	20,673
Less: Treasury stock (at par value)	(57)	(49)
Common stock outstanding, 207,068,978 shares outstanding (2012 - 206,235,465 shares
outstanding)	20,707	20,624
Additional paid-in capital	888,161	885,754
Retained earnings	322,679	487,166
Accumulated other comprehensive (loss) income, net of tax expense of $7,755 (2012 - $7,749)	(78,736)	28,432
Total stockholders' equity	1,215,858	1,485,023
Total liabilities and stockholders' equity	$12,656,925	$13,099,741

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

	Year Ended December 31,

	2013	2012	2011
	(In thousands, except per share information)

Interest and dividend income:
Loans	$590,334	$590,656	$593,961
Investment securities	53,527	45,294	64,099
Money market investments	1,927	1,827	1,555
Total interest income	645,788	637,777	659,615

Interest expense:
Deposits	91,787	128,259	191,727
Securities sold under agreements to repurchase	25,933	28,432	45,382
Advances from FHLB	6,031	12,142	16,335
Notes payable and other borrowings	7,092	7,239	12,659
Total interest expense	130,843	176,072	266,103
Net interest income	514,945	461,705	393,512
Provision for loan and lease losses	243,751	120,499	236,349
Net interest income after provision for loan and lease losses	271,194	341,206	157,163
Non-interest (loss) income:
Service charges on deposit accounts	12,797	12,982	12,472
Mortgage banking activities	16,830	19,960	23,320
Net (loss) gain on sale of investments (includes $42 accumulated other comprehensive income reclassification for other-than-temporary impairment on equity securities
for the year ended December 31, 2013)	(42)	36	53,796
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	-	-	(987)
Portion of other-than-temporary impairment losses recognized in other comprehensive
income	(117)	(2,002)	(984)
Net impairment losses on available-for-sale debt securities	(117)	(2,002)	(1,971)
Loss on early extinguishment of borrowings	-	-	(10,835)
Equity in loss of unconsolidated entity	(16,691)	(19,256)	(4,227)
Impairment of collateral pledged to Lehman	(66,574)	-	-
Insurance income	5,955	5,549	4,456
Other non-interest income	32,353	32,122	30,970
Total non-interest (loss) income	(15,489)	49,391	107,981

Non-interest expenses:
Employees' compensation and benefits	130,969	125,610	118,475
Occupancy and equipment	60,858	61,037	61,924
Business promotion	15,977	14,093	12,283
Professional fees	47,952	26,727	24,721
Taxes, other than income taxes	17,997	13,363	13,395
Insurance and supervisory fees	48,470	52,596	57,923
Net loss on other real estate owned (OREO) and OREO operations	42,512	25,116	25,025
Credit and debit card processing expenses	12,909	6,005	1,073
Communications	7,401	7,085	7,117
Other non-interest expenses	29,983	23,251	16,118
Total non-interest expenses	415,028	354,883	338,054

(Loss) income before income taxes	(159,323)	35,714	(72,910)

Income tax expense	(5,164)	(5,932)	(9,322)

Net (loss) income	$(164,487)	$29,782	$(82,232)

Net (loss) income attributable to common stockholders - basic	$(164,487)	$29,782	$173,226

Net (loss) income attributable to common stockholders - diluted	$(164,487)	$29,782	$195,763

Net (loss) income per common share:

Basic	$(0.80)	$0.15	$2.69
Diluted	$(0.80)	$0.14	$2.18

Dividends declared per common share	$-	$-	$-

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,

	2013	2012	2011
	(In thousands)

Net (loss) income	$(164,487)	$29,782	$(82,232)

Available-for-sale debt securities on which an other-than-temporary impairment has been recognized:

Subsequent unrealized gain on debt securities on which an
other-than-temporary impairment has been recognized	4,060	3,754	2,587
Noncredit-related impairment portion on debt securities not expected
to be sold	-	-	(434)
Reclassification adjustment for other-than-temporary impairment
on debt securities included in net income	117	2,002	1,418

All other unrealized gains and losses on available-for-sale securities:
All other unrealized holding (losses) gains arising during the period	(111,381)	3,476	31,222
Reclassification adjustments for net gain included in net income	-	-	(34,453)
Reclassification adjustments for other-than-temporary impairment
on equity securities	42	-	-
Net unrealized gains on securities reclassified from held to
maturity to available for sale	-	-	3,540
Income tax (expense) benefit related to items of other comprehensive
income	(6)	2	(2,400)

Other comprehensive (loss) income for the year, net of tax	(107,168)	9,234	1,480

Total comprehensive (loss) income	$(271,655)	$39,016	$(80,752)

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2013	2012	2011

	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(164,487)	$29,782	$(82,232)

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	23,980	24,217	24,543
Amortization of intangible assets	6,078	3,306	2,354
Provision for loan and lease losses	243,751	120,499	236,349
Deferred income tax (benefit) expense	(2,783)	575	1,426
Stock-based compensation	2,930	826	50
Gain on sales of investments, net	-	-	(53,115)
Loss on early extinguishment of borrowings	-	-	10,835
Other-than-temporary impairments on debt securities	117	2,002	1,971
Other-than-temporary impairments on equity securities	42	-	-
Equity in loss of unconsolidated entity	16,691	19,256	4,227
Impairment of collateral pledged to Lehman	66,574	-	-
Derivative instruments and financial liabilities measured at fair value, (gain) loss	(1,871)	(1,557)	5,883
(Gain) loss on sale of premises and equipment and other assets	(4)	283	(2,733)
Net gain on sales of loans	(7,317)	(10,953)	(13,803)
Net amortization of premiums, discounts, and deferred loan fees and costs	(4,203)	(2,930)	(771)
Originations and purchases of loans held for sale	(467,365)	(451,124)	(100,756)
Sales and repayments of loans held for sale	547,404	441,474	103,911
Loans held for sale valuation adjustment	1,503	-	-
Amortization of broker placement fees	7,900	9,869	16,314
Net amortization of premium and discounts on investment securities	6,840	12,222	7,085
Increase in accrued income tax payable	657	497	6,141
(Increase) decrease in accrued interest receivable	(2,341)	636	7,074
Increase (decrease) in accrued interest payable	3,631	696	(11,510)
Decrease in other assets	43,023	29,355	5,377
Increase (decrease) in other liabilities	20,935	(79)	(11,697)

Net cash provided by operating activities	341,685	228,852	156,923

Cash flows from investing activities:
Principal collected on loans	2,800,471	3,048,549	2,421,867
Loans originated and purchased	(3,263,973)	(3,037,480)	(2,440,817)
Proceeds from sales of loans held for investment	314,282	38,608	719,852
Proceeds from sales of repossessed assets	80,032	74,680	100,117
Proceeds from sales of available-for-sale securities	-	1,878	1,247,069
Proceeds from sales of held-to-maturity securities	-	-	348,750
Purchases of securities available for sale	(690,377)	(1,012,527)	(1,010,104)
Proceeds from principal repayments and maturities of securities available for sale	330,336	1,203,065	894,897
Proceeds from principal repayments and maturities of securities held to maturity	-	-	33,726
Additions to premises and equipment	(11,789)	(11,937)	(13,376)
Proceeds from sales of premises and equipments and other assets	4	1,016	5,107
Proceeds from securities litigation settlement and other proceeds	-	36	679
Net redemptions/sales (purchases) of other equity securities	9,566	(806)	17,981
Net cash (used in) provided by investing activities	(431,448)	305,082	2,325,748

Cash flows from financing activities:
Net increase (decrease) in deposits	7,478	(53,729)	(2,169,439)
Net repayments and cancellation costs of securities sold under agreements to repurchase	-	(100,000)	(410,587)
Net FHLB advances (paid) proceeds and cancellation costs	(208,440)	141,000	(286,248)
Repurchase of outstanding common stock	(455)	-	-
Repayments of medium-term notes	-	(21,957)	(7,000)
Dividends paid	-	-	(26,388)
Proceeds from common stock sold, net of costs	-	1,037	493,274
Net cash used in financing activities	(201,417)	(33,649)	(2,406,388)

Net (decrease) increase in cash and cash equivalents	(291,180)	500,285	76,283

Cash and cash equivalents at beginning of year	946,851	446,566	370,283
Cash and cash equivalents at end of year	$655,671	$946,851	$446,566

Cash and cash equivalents include:
Cash and due from banks	$454,302	$730,016	$206,897
Money market instruments	201,369	216,835	239,669
	$655,671	$946,851	$446,566

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Year Ended December 31,

	2013	2012	2011
	(In thousands)
Preferred Stock:
Balance at beginning of year	$63,047	$63,047	$425,009
Accretion of preferred stock discount- Series G	-	-	5,634
Reversal of unaccreted preferred stock discount- Series G	-	-	56,578
Conversion of preferred stock - Series G	-	-	(424,174)
Balance at end of year	63,047	63,047	63,047

Common Stock outstanding:
Balance at beginning of year	20,624	20,513	2,130
Common stock issued as compensation	22	-	-
Repurchase of common stock	(7)	-	-
Common stock sold	-	29	15,089
Common stock issued in conversion of Series G preferred stock	-	-	3,294
Restricted stock grants	74	82	-
Restricted Stock forfeited	(6)	-	-
Balance at end of year	20,707	20,624	20,513

Additional Paid-In Capital:
Balance at beginning of year	885,754	884,002	319,459
Stock-based compensation	2,930	826	50
Repurchase of common stock	(455)	-	-
Common stock sold	-	1,008	513,022
Common stock issued in exchange for Series G preferred stock	-	-	86,308
Issuance costs of common stock	-	-	(34,837)
Restricted stock grants	(74)	(82)	-
Restricted Stock forfeited	6	-	-
Balance at end of year	888,161	885,754	884,002

Retained Earnings:
Balance at beginning of year	487,166	457,384	293,643
Net (loss) income	(164,487)	29,782	(82,232)
Cash dividends declared on preferred stock	-	-	(26,388)
Accretion of preferred stock discount - Series G	-	-	(5,634)
Excess of carrying amount of Series G preferred stock converted over fair value of new
shares of common stock	-	-	277,995
Balance at end of year	322,679	487,166	457,384

Accumulated Other Comprehensive Income (Loss), net of tax:
Balance at beginning of year	28,432	19,198	17,718
Other comprehensive (loss) income, net of tax	(107,168)	9,234	1,480
Balance at end of year	(78,736)	28,432	19,198

Total stockholders' equity	$1,215,858	$1,485,023	$1,444,144

The accompanying notes are an integral part of these statements.

NOTE 1  –  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The following is a description of First BanCorp.’s (“First BanCorp.” or “the Corporation”) most significant policies:

Nature of business

First BanCorp. is a publicly owned, Puerto Rico-chartered financial holding company that is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The Corporation is a full service provider of financial services and products with operations in Puerto Rico, the United States, the U.S. Virgin Islands (USVI), and the British Virgin Islands (BVI).

The Corporation provides a wide range of financial services for retail, commercial, and institutional clients.  As of December 31, 2013, the Corporation controlled two wholly owned subsidiaries: FirstBank Puerto Rico (“FirstBank” or the “Bank”), and FirstBank Insurance Agency, Inc. (“FirstBank Insurance Agency”).  FirstBank is a Puerto Rico-chartered commercial bank, and FirstBank Insurance Agency is a Puerto Rico-chartered insurance agency. FirstBank is subject to the supervision, examination, and regulation of both the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (“OCIF”) and the Federal Deposit Insurance Corporation (the “FDIC”).  Deposits are insured through the FDIC Deposit Insurance Fund.  FirstBank also operates in the state of Florida (USA), subject to regulation and examination by the Florida Office of Financial Regulation and the FDIC, in the USVI, subject to regulation and examination by the United States Virgin Islands Banking Board, and in the BVI, subject to regulation by the British Virgin Islands Financial Services Commission.

FirstBank Insurance Agency is subject to the supervision, examination, and regulation of the Office of the Insurance Commissioner of the Commonwealth of Puerto Rico.

FirstBank conducts its business through its main office located in San Juan, Puerto Rico, 47 full service banking branches in Puerto Rico, 10 branches in the USVI and BVI, and 10 branches in the state of Florida (USA).  FirstBank had 5 wholly owned subsidiaries with operations in Puerto Rico: First Federal Finance Corp. (d/b/a Money Express La Financiera), a finance company specializing in the origination of small loans with 26 offices in Puerto Rico; First Mortgage, Inc. (“First Mortgage”), a residential mortgage loan origination company with 37 offices in FirstBank branches and at stand-alone sites; First Management of Puerto Rico, a domestic corporation, which holds tax-exempt assets; FirstBank Puerto Rico Securities Corp., a broker-dealer subsidiary engaged in municipal bond underwriting and financial advisory services on structured financings, principally provided to government entities in the Commonwealth of Puerto Rico; and FirstBank Overseas Corporation, an international banking entity organized under the International Banking Entity Act of Puerto Rico. FirstBank had one active subsidiary with operations outside of Puerto Rico: First Express, a finance company specializing in the origination of small loans with 2 offices in the USVI.

Principles of consolidation

The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Statutory business trusts that are wholly owned by the Corporation and are issuers of trust-preferred securities, and entities in which the Corporation has a non controlling interest are not consolidated in the Corporation’s consolidated financial statements in accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) for consolidation of variable interest entities. See “Variable Interest Entities” below for further details regarding the Corporation’s accounting policy for these entities.

Reclassifications

For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2013 presentation. These reclassifications include, but are not limited to, the presentation of expenses on outsourcing of technology services that were previously presented as servicing and processing expenses and were reclassified to the professional fees expenses caption, and certain loan fees presented as other service charges that were reclassified as part of other non-interest income. These reclassifications had no impact on previously reported statements of financial condition, results of operations, or cash flows.

Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management has made significant estimates in several areas, including the allowance for loan and lease losses, valuations of investment securities, the fair value of assets acquired including purchased credit-impaired (PCI) loans, valuations of residential mortgage servicing rights, valuations of other real estate owned (OREO) properties, and income taxes.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from the Federal Reserve Bank of New York (the “New York FED” or “Federal Reserve”) and other depository institutions, and short-term investments with original maturities of three months or less.

Investment securities

The Corporation classifies its investments in debt and equity securities into one of four categories:

Held-to-maturity — Securities that the entity has the intent and ability to hold to maturity.  These securities are carried at amortized cost.  The Corporation may not sell or transfer held-to-maturity securities without calling into question its intent to hold other debt securities to maturity, unless a nonrecurring or unusual event that could not have been reasonably anticipated has occurred. During 2011, the Corporation sold $330 million of mortgage-backed securities (“MBS”) that were originally intended to be held to maturity, consistent with deleveraging initiatives executed to preserve capital and meet minimum regulatory capital ratios required by a Consent Order entered into with the FDIC. After the sale, in line with the Corporation’s ongoing capital management strategy, the remaining held-to-maturity securities portfolio was reclassified to the available-for-sale portfolio; thus, as of December 31, 2013 and 2012, the Corporation did not hold held-to-maturity investment securities. Refer to Note 28 for additional information about agreements entered into with the Corporation’s primary regulators.

Trading — Securities that are bought and held principally for the purpose of selling them in the near term. These securities are carried at fair value, with unrealized gains and losses reported in earnings. As of December 31, 2013 and 2012, the Corporation did not hold investment securities for trading purposes.

Available-for-sale — Securities not classified as held-to-maturity or trading.  These securities are carried at fair value, with unrealized holding gains and losses, net of deferred taxes, reported in other comprehensive income (“OCI”) as a separate component of stockholders’ equity, and do not affect earnings until they are realized or are deemed to be other-than-temporarily impaired.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The impairment analysis of equity securities is performed and reviewed on an ongoing basis based on the latest financial information and any supporting research report made by a major brokerage firm.  This analysis is very subjective and based, among other things, on relevant financial data such as capitalization, cash flow, liquidity, systematic risk, and debt outstanding of the issuer. Management also considers the issuer’s industry trends, the historical performance of the stock, credit ratings, as well as the Corporation’s intent to hold the security for an extended period.   If management believes there is a low probability of recovering book value in a reasonable time frame, it records an impairment by writing the security down to market value. As previously mentioned, equity securities are monitored on an ongoing basis but special attention is given to those securities that have experienced a decline in fair value for six months or more.  An impairment charge is generally recognized when the fair value of an equity security has remained significantly below cost for a period of 12 consecutive months or more.

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

In connection with a sale of loans with a book value of $269.3 million to CPG/GS PR NPL, LLC (“CPG/GS”) completed on February 16, 2011, the Bank received a 35% subordinated interest in CPG/GS, as further discussed in Note 13. The Corporation’s investment in this unconsolidated entity was considered significant under Rule 3-09 of Regulation S-X for the year ended December 31, 2012. This rule looks to Rule 1-02(w) of Regulation S-X to determine the materiality of the investee. The materiality threshold for Rule 3-09 is 20% of assets or income for the presentation of full financial statements. The Corporation must provide full financial information for unconsolidated subsidiaries and 50%-or-less owned entities accounted for by the equity method if the entities are significant, for any fiscal year presented, under the Rule 1-02(w) tests (investment or income tests) in Regulation S-X.

The Corporation accounts for its investment in CPG/GS under the equity method and includes the investment as part of investment in unconsolidated entity in the consolidated statements of financial condition. When applying the equity method, the Corporation follows the hypothetical liquidation book value (“HLBV”) method to determine its share of earnings or losses of the unconsolidated entity. Under the HLBV method, the Corporation determines its share of earnings or losses by determining the difference between its “claim on the entity’s book value” at the end of the period as compared to the beginning of the period. This claim is calculated as the amount the Corporation would receive if the entity were to liquidate all of its assets at recorded amounts determined in accordance with GAAP and distribute the resulting cash to the investors.

Loans held for investment

Loans that the Corporation has the ability and intent to hold for the foreseeable future are classified as held for investment. The substantial majority of the Corporation’s loans are classified as held for investment. Loans are stated at the principal outstanding balance, net of unearned interest, cumulative charge-offs, unamortized deferred origination fees and costs, and unamortized premiums and discounts. Fees collected and costs incurred in the origination of new loans are deferred and amortized using the interest method

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

or a method that approximates the interest method over the term of the loan as an adjustment to interest yield. Unearned interest on certain personal and auto loans and finance leases and discounts and premiums are recognized as income under a method that approximates the interest method. When a loan is paid off or sold, any unamortized net deferred fee (cost) is credited (charged) to income. Credit card loans are reported at their outstanding unpaid principal balance plus uncollected billed interest and fees net of amounts deemed uncollectible. PCI loans are reported net of any remaining purchase accounting adjustments. See “Loans acquired” below for the accounting policy for PCI loans.

Non-Performing and Past-Due Loans - Loans on which the recognition of interest income has been discontinued are designated as non-performing.  Loans are classified as non-performing when interest and principal have not been received for a period of 90 days or more, with the exception of residential mortgage loans guaranteed by the Federal Housing Administration (the “FHA”) or the Veterans Administration (the “VA”) and credit cards. It is the Corporation’s policy to report delinquent mortgage loans insured by the FHA or guaranteed by the VA as loans past due 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. However, the Corporation discontinues the recognition of income for FHA/VA loans when such loans are over 18 months delinquent. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), credit card loans are generally charged off in the period in which the account becomes 180 days past due. Credit card loans continue to accrue finance charges and fees until charged off at 180 days. Loans generally may be placed on non-performing status prior to when required by the policies described above when there are doubts about the potential to collect all of the principal based on collateral deficiencies or, in other situations, when collection of all of the principal or interest is not expected due to deterioration in the financial condition of the borrower. When a loan is placed on non-performing status, any accrued but uncollected interest income is reversed and charged against interest income. In the case of credit card loans, the Corporation generally continues to accrue interest and fees on delinquent loans until the loans are charged off. Interest income on non-performing loans is recognized only to the extent it is received in cash. However, when there is doubt regarding the ultimate collectibility of loan principal, all cash thereafter received is applied to reduce the carrying value of such loans (i.e., the cost recovery method). Generally, the Corporation returns a loan to accrual status when all delinquent interest and principal becomes current under the terms of the loan agreement or when the loan is well secured and in process of collection, and collectibility of the remaining interest and principal is no longer doubtful. Loans that are past due 30 days or more as to principal or interest are considered delinquent, with the exception of residential mortgage, commercial mortgage, and construction loans, which are considered past due when the borrower is in arrears two or more monthly payments.

Impaired Loans - A loan is considered impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the loan agreement. Loans with insignificant delays or insignificant shortfalls in the amounts of payments expected to be collected are not considered to be impaired. The Corporation measures impairment individually for those loans in the construction, commercial mortgage, and commercial and industrial portfolios with a principal balance of $1 million or more, including loans for which a charge-off has been recorded based upon the fair value of the underlying collateral and loans that have been modified in a troubled debt restructuring (“TDRs”). The Corporation also evaluates for impairment purposes certain residential mortgage loans and home equity lines of credit with high delinquency and loan-to-value levels. Generally, consumer loans are not individually evaluated for impairment on a regular basis except for impaired marine financing loans in amounts that exceed $1 million, home equity lines with high delinquency and loan-to-value levels and TDRs. Held-for-sale loans are not reported as impaired, as these loans are recorded at the lower of cost or fair value.

A restructuring of a loan constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. TDRs typically result from the Corporation’s loss mitigation activities and residential mortgage loans modified in accordance with guidelines similar to those of the U.S. government’s Home Affordable Mortgage Program, and could include rate reductions, principal forgiveness, forbearance, refinancing of any past-due amounts, including interest, escrow, and late charges and fees, extensions of maturities, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral.

TDRs are classified as either accrual or nonaccrual loans. A loan on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure generally for a minimum of six months and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are evaluated in assessing whether the borrower can meet the new terms and may result in the loans being returned to accrual at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Refer to Note 7 for additional qualitative and quantitative information about TDRs.

In connection with commercial restructurings, the decision to maintain a loan that has been restructured on accrual status is based on a current, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment under the modified terms. This evaluation includes consideration of the borrower’s current capacity to pay, which, among other things, may include a review of the borrower’s current financial statements, an analysis of global cash flow sufficient to pay all debt obligations, and an

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

evaluation of secondary sources of payment from the client and any guarantors. This evaluation also includes an evaluation of the borrower’s current willingness to pay, which may include a review of past payment history, an evaluation of the borrower’s willingness to provide information on a timely basis, and consideration of offers from the borrower to provide additional collateral or guarantor support. The credit evaluation also reflects consideration of the borrower’s future capacity and willingness to pay, which may include evaluation of cash flow projections, consideration of the adequacy of collateral to cover all principal and interest, and trends indicating improving profitability and collectibility of receivables.

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

All individually impaired loans are evaluated for a specific allowance. The Corporation generally measures impairment and the related specific allowance for individually impaired loans based on the difference between the recorded investment of the loan and the present value of the loans’ expected future cash flows, discounted at the effective original interest rate of the loan at the time of modification, or the loan’s observable market price. If the loan is collateral dependent, the Corporation measures impairment based upon the fair value of the underlying collateral, which the Corporation determines based on the current fair value of the collateral less estimated selling costs, instead of discounted cash flows, regardless of whether foreclosure is probable. Loans are identified as collateral dependent if the repayment is expected to be provided solely by the underlying collateral, through liquidation or operation of the collateral. If the fair value of the loan is less than the recorded investment, the Corporation recognizes impairment by either a direct write-down or establishing an allowance for the loan or by adjusting an allowance for the impaired loan. For an impaired loan that is collateral dependent, charge-offs are taken in the period in which the loan, or portion of the loan, is deemed uncollectible, and any portion of the loan not charged off is adversely credit risk rated no worse than substandard.

     Loans Acquired - All purchased loans are recorded at fair value at the date of acquisition. Loans acquired with evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Corporation will not collect all contractually required principal and interest payments are considered PCI loans. In connection with the acquisition of an approximate $406 million portfolio of FirstBank-branded credit card loans from FIA Card Services (FIA) in 2012, the Corporation concluded that a portion of such loans were PCI loans. See Note 7, “ Loans Held for Investment,” for additional information. In accounting for PCI loans, the difference between contractually required payments and the cash flows expected to be collected at acquisition, is referred to as the nonaccretable difference. The nonaccretable difference, which is neither accreted into income nor recorded on the consolidated statement of financial condition, reflects estimated future credit losses expected to be incurred over the life of the loans. The excess of cash flows expected to be collected over the estimated fair value of PCI loans is referred to as the accretable yield. This amount is not recorded on the statement of financial condition, but is accreted into interest income over the remaining life of the loans, using the effective-yield method.

   Subsequent to acquisition, the Corporation completes quarterly evaluations of expected cash flows. Decreases in expected cash flows attributable to credit will generally result in an impairment charge to the provision for loan and lease losses and the

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

   For acquired loans that are not deemed impaired at acquisition, subsequent to acquisition the Corporation recognizes the difference between the initial fair value at acquisition and the undiscounted expected cash flows in interest income over the period in which substantially all of the inherent losses associated with the non-PCI loans at the acquisition date are estimated to occur.

Charge-off of Uncollectible Loans - Net charge-offs consist of the unpaid principal balances of loans held for investment that the Corporation determines are uncollectible, net of recovered amounts. Charge-offs are recorded as a reduction to the allowance for loan and lease losses and subsequent recoveries of previously charged off amounts are credited to the allowance for loan and lease losses. Collateral dependent loans in the construction, commercial mortgage, and commercial and industrial loan portfolios are charged off to their fair value when loans are considered impaired.  Within the consumer loan portfolio, loans in the auto and finance leases are reserved once they are 120 days delinquent and are charged off to their estimated net realizable value when collateral deficiency is deemed uncollectible (i.e., when foreclosure/repossession is probable) or when the loan is 365 days past due.  Within the other consumer loans class, closed-end loans are charged off when payments are 120 days in arrears and open-end (revolving credit) consumer loans, including credit card loans, are charged off when payments are 180 days in arrears. On a quarterly basis, residential mortgage loans that are 120 days delinquent and have a loan-to-value ratio that is higher than 60% are charged-off to their fair value when there is a collateral deficiency. Generally, all loans may be charged off or written down to the fair value of the collateral prior to the policies described above if a loss-confirming event occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, or receipt of an asset valuation indicating a collateral deficiency when the asset is the sole source of repayment. The Corporation does not record charge-offs on PCI loans that are performing in accordance with or better than expectations as of the date of acquisition, as the fair value of these loans already reflects a credit component. The Corporation records charge-offs on PCI loans only if actual losses exceed estimated losses incorporated into the fair value recorded at acquisition.

Loans held for sale

Loans that the Corporation intends to sell or that the Corporation does not have the ability and intent to hold for the foreseeable future are classified as held-for-sale loans. Loans held for sale are stated at the lower-of-cost-or-market.  Generally, the loans held-for-sale portfolio consists of conforming residential mortgage loans that the Corporation intends to sell to the Government National Mortgage Association (GNMA) and government sponsored entities (GSEs) such as the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). Generally, residential mortgage loans held for sale are valued on an aggregate portfolio basis and the value is primarily derived from quotations based on the mortgage-backed securities market. The amount by which cost exceeds market value in the aggregate portfolio of loans held for sale, if any, is accounted for as a valuation allowance with changes therein included in the determination of net income and reported as part of mortgage banking activities in the consolidated statement of income (loss). The fair value of commercial mortgage and construction loans held for sale is primarily derived from external appraisals with changes in the valuation allowance reported as part of other non-interest income in the consolidated statement of income (loss). In certain circumstances, the Corporation transfers loans to/from held for sale or held for investment based on a change in strategy. In particular, although no decision to sell any portion of its non-performing loan portfolio has been made, the Corporation continues to evaluate options to further reduce non-performing loan levels. These options could include bulk loan sales. If such a change in holding strategy is made, significant adjustments to the loans’ carrying values may be necessary. These loans are transferred to held for sale the lower of cost or fair value on the date of transfer and establish a new cost basis upon transfer. Write-downs of loans transferred from held for investment to held for sale are recorded as charge-offs at the time of transfer.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Corporation aggregates loans with similar credit risk characteristics into portfolio segments: commercial mortgage, construction, commercial and industrial, residential mortgage, and consumer loans. Classes are usually disaggregations of the portfolio segments. The classes within the residential mortgage segment are residential mortgages guaranteed by the U.S. government and other loans.  The classes within the consumer portfolio are: auto, finance leases, and other consumer loans. Other consumer loans mainly include unsecured personal loans, credit cards, home equity lines, lines of credits, and marine financing. The classes within the construction loan portfolio are: land loans, construction of commercial projects, and construction of residential projects. The commercial mortgage and commercial and industrial segments are not further segmented into classes. The adequacy of the allowance for loan and lease losses is based on judgments related to the credit quality of the loan portfolio. These judgments consider ongoing evaluations of the loan portfolio, including such factors as the economic risks associated with each loan class, the financial condition of specific borrowers, the level of delinquent loans, historical loss experience, the value of any collateral and, where applicable, the existence of any guarantees or other documented support.  In addition to the general economic conditions and other factors described above, additional factors also considered include the internal risk ratings assigned to the loan.  Internal risk ratings are assigned to each commercial loan at the time of approval and are subject to subsequent periodic review by the Corporation's senior management. The allowance for loan and lease losses is reviewed on a quarterly basis as part of the Corporation’s continued evaluation of its asset quality.

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

For all other loans, which include small, homogeneous loans, such as auto loans, all classes in the consumer loan portfolio, residential mortgages in amounts under $1 million and commercial and construction loans not considered impaired, the Corporation maintains a general valuation allowance established through a process that begins with estimates of incurred losses based upon various statistical analyses. The general reserve is primarily determined by applying loss factors according to the loan type and assigned risk category (pass, special mention, and substandard not considered impaired; all doubtful loans are considered impaired).

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

The non-PCI portion of the credit card portfolio acquired from FIA in 2012 was recorded at the fair value on the acquisition date of $353.2 million, net of a discount of $18.2 million. The discount at acquisition is attributable to uncertainties in the cash flows of this portfolio based on an estimation of inherent credit losses. As previously discussed, the discount recorded at acquisition is accreted and recognized in interest income over the period in which substantially all of the inherent losses associated with the non-PCI loans at the acquisition date were estimated to occur. Subsequent to acquisition, the Corporation evaluates its estimate of embedded losses on a quarterly basis. The allowance for non-PCI loans acquired is determined considering the outstanding balance of the portfolio net of the unaccreted discount. To the extent the required allowance exceeds the unaccreted discount, a provision is required. The provision recorded during 2012 and 2013 relates to new purchases on these non-PCI credit card loans and to the allowance methodology

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

described above. The provision in 2012 and 2013 was not related to changes in expected loan losses assumed in the accounting for the acquisition of the portfolio. In the case of the PCI portion of the portfolio acquired from FIA, recorded at the fair value on the acquisition date of $15.7 million (and having an unpaid principal and interest balance of $34.6 million), the accounting guidance prohibits the carryover or creation of valuation allowances in the initial accounting for impaired loans acquired in a transfer. Subsequent to acquisition, decreases in expected principal cash flows of PCI loans due to further credit deterioration will generally result in an impairment charge recognized in the Corporation’s provision for loan and lease losses, resulting in an increase to the allowance for loan losses. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loans.

 The residential mortgage pools cash flow analyses are performed at the individual loan level and then aggregated to the pool level in determining the overall expected loss ratio. The model applies risk-adjusted prepayment curves, default curves, and severity curves to each loan in the pool. For loan restructuring pools, the present value of expected future cash flows under new terms, at the loan’s effective interest rate, are taken into consideration. Additionally, the default risk and prepayments related to loan restructurings are based on, among other things, the historical experience of these loans. Loss severity is affected by the expected house price scenario, which is based in part on recent house price trends. Default curves are used in the model to determine expected delinquency levels. The risk-adjusted timing of liquidations and associated costs are used in the model, and are risk-adjusted for the geographic area in which each property is located (Puerto Rico, Florida, or the Virgin Islands). For residential mortgage loans, the determination of reserves includes the incorporation of updated loss factors applicable to loans expected to liquidate over the next twelve months, considering the expected realization of similarly valued assets at disposition. The allowance determination for residential mortgage loans also takes into consideration other qualitative factors, such as changes in business strategies, including loan resolution and liquidation procedures that might result in an overall adjustment applied to this portfolio segment.

For commercial loans, including construction loans, the general reserve is based on historical loss ratios supplemented by management judgment and interpretation. The loss ratios are derived from a migration analysis, which tracks the historical net charge-offs experienced over a historical 24-month loss period on loans according to their internal risk rating, applying adjustments, as necessary, to each loss rate based on assessments of recent loss ratio trends (12 months).  Historical loss rates may be adjusted for certain qualitative factors that, in management’s judgment, are necessary to reflect losses inherent in the portfolio. Qualitative factors that management considers in the general reserve analysis include general economic conditions, and geographic trends impacting expected losses, collateral value trends, asset quality trends, concentrations, risk management and loan administration, and changes in lending practices. The methodology of accounting for all probable losses in loans not individually measured for impairment purposes is made in accordance with authoritative accounting guidance that requires that losses be accrued when they are probable of occurring and estimable.

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

Servicing assets (“MSRs”) retained in a sale or securitization arise from contractual agreements between the Corporation and investors in mortgage securities and mortgage loans. The value of MSRs is derived from the net positive cash flows associated with the servicing contracts. Under these contracts, the Corporation performs loan-servicing functions in exchange for fees and other remuneration. The servicing functions typically include: collecting and remitting loan payments, responding to borrower inquiries,

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

accounting for principal and interest, holding custodial funds for payment of property taxes and insurance premiums, supervising foreclosures and property dispositions, and generally administering the loans. The servicing rights, included as part of other assets in the statements of financial condition, entitle the Corporation to annual servicing fees based on the outstanding principal balance of the mortgage loans and the contractual servicing rate. The servicing fees are credited to income on a monthly basis when collected and recorded as part of mortgage banking activities in the consolidated statements of income (loss). In addition, the Corporation generally receives other remuneration consisting of mortgagor-contracted fees such as late charges and prepayment penalties, which are credited to income when collected.

Considerable judgment is required to determine the fair value of the Corporation’s servicing assets. Unlike highly liquid investments, the market value of servicing assets cannot be readily determined because these assets are not actively traded in securities markets. The initial carrying value of the servicing assets is generally determined based on its fair value.  The fair value of the MSRs is determined based on a combination of market information on trading activity (MSR trades and broker valuations), benchmarking of servicing assets (valuation surveys), and cash flow modeling. The valuation of the Corporation’s MSRs incorporates two sets of assumptions: (1) market derived assumptions for discount rates, servicing costs, escrow earnings rates, floating earnings rates, and the cost of funds and (2) market assumptions calibrated to the Corporation’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments, and prepayment penalties.

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

Premises and equipment

Premises and equipment are carried at cost, net of accumulated depreciation.  Depreciation is provided on the straight-line method over the estimated useful life of each type of asset.  Amortization of leasehold improvements is computed over the terms of the leases (contractual term plus lease renewals that are “reasonably assured”) or the estimated useful lives of the improvements, whichever is shorter. Costs of maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred.  Costs of renewals and betterments are capitalized. When assets are sold or disposed of, their cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in earnings as part of other non-interest income in the statement of income (loss). When the asset is no longer used in operations, and the Corporation intends to sell it, the asset is reclassified to other assets held-for-sale and is reported at the lower of carrying amount of fair value less cost to sell.

The Corporation has operating lease agreements primarily associated with the rental of premises to support the branch network or for general office space.  Certain of these arrangements are noncancelable and provide for rent escalation and renewal options.  Rent expense on noncancelable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term.

Other real estate owned (OREO)

OREO, which consists of real estate acquired in settlement of loans, is recorded at the lower of cost (carrying value of the loan) or fair value minus estimated cost to sell the real estate acquired. Generally, loans have been written down to their net realizable value prior to foreclosure. Any further reduction to their net realizable value is recorded with a charge to the allowance for loan losses at foreclosure. Thereafter, gains or losses resulting from the sale of these properties and losses recognized on the periodic reevaluations of these properties are credited or charged to earnings and are included as part of net loss on other real estate owned (“OREO”) operations in the statements of income (loss). The cost of maintaining and operating these properties is expensed as incurred. The Corporation estimates fair values primarily based on appraisals, when available, and the net realizable value is reviewed and updated periodically depending of the type of property.

Goodwill and other intangible assets

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Business combinations are accounted for using the purchase method of accounting. Assets acquired and liabilities assumed are recorded at estimated fair value as of the date of acquisition.  After initial recognition, any resulting intangible assets are accounted for as follows:

Goodwill

The Corporation evaluates goodwill for impairment on an annual basis, generally during the fourth quarter, or more often if events or circumstances indicate there may be impairment.  The Corporation evaluated goodwill for impairment as of October 1, 2013. Goodwill impairment testing is performed at the segment (or “reporting unit”) level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded.  Once goodwill has been assigned to a reporting unit, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill.  The Corporation’s goodwill is related to the acquisition of FirstBank Florida in 2005.

The Corporation bypassed the qualitative assessment in 2013 and proceeded directly to perform the first step of the two-step goodwill impairment test. The first step (“Step 1”) involves a comparison of the estimated fair value of the reporting unit to its carrying value, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired. If the carrying value exceeds the estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of the impairment.

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

For purposes of the DCF analysis approach, the valuation is based on estimated future cash flows. The financial projections used in the DCF analysis for the reporting unit are based on the most recent available data. The growth assumptions included in these projections are based on management’s expectations of the reporting unit’s financial prospects as well as particular plans for the entity (i.e., restructuring plans). The cost of equity was estimated using the capital asset pricing model using comparable companies, an equity risk premium, the rate of return of a “riskless” asset, and a size premium based on the size of the reporting unit. The resulting discount rate was analyzed in terms of reasonability given current market conditions.

The Step 1 evaluation of goodwill allocated to the Florida reporting unit, which is one level below the United States business segment, under both valuation approaches (market and DCF) indicated that the fair value of the unit was above the carrying amount of its equity book value as of the valuation date (October 1), which meant that Step 2 was not undertaken. Based on the analysis under both the income and market approaches, the estimated fair value of the reporting units exceeds the carrying amount of the unit, including goodwill, at the evaluation date.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Goodwill was not impaired as of December 31, 2013 or 2012, nor was any goodwill written off due to impairment during 2013, 2012, and 2011.

Other Intangibles

Core deposit intangibles are amortized over their estimated lives, generally on a straight-line basis, and are reviewed periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

The Corporation performed impairment tests for the years ended December 31, 2013, 2012, and 2011 and determined that no impairment was needed to be recognized for other intangible assets.

 In connection with the acquisition of the FirstBank-branded credit card loan portfolio in 2012, the Corporation recognized at acquisition a purchased credit card relationship intangible of $24.5 million ($19.8 million and $23.5 million as of December 31, 2013 and 2012, respectively) which is being amortized on an accelerated basis based on the estimated attrition rate of the purchased credit card accounts, which reflects the pattern in which the economic benefits of the intangible asset are consumed. These benefits are consumed as the revenue stream generated by the cardholder relationship is realized. For further disclosures, refer to Note 12 to the consolidated financial statements.

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

From time to time, the Corporation modifies repurchase agreements to take advantage of prevailing interest rates. Following applicable GAAP guidance, if the Corporation determines that the debt under the modified terms is substantially different from the original terms, the modification must be accounted for as an extinguishment of debt. Modified terms are considered substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10% different from the present value of the remaining cash flows under the terms of the original instrument. The new debt instrument shall be initially recorded at fair value, and that amount shall be used to determine the debt extinguishment gain or loss to be recognized through the statement of income (loss) and the effective rate of the new instrument. If the Corporation determines that the debt under the modified terms is not substantially different, then the new effective interest rate shall be determined based on the carrying amount of the original debt instrument. None of the repurchase agreements modified in the past were considered to be substantially different from the original terms, and therefore, these modifications were not accounted for as extinguishments of debt.

   Rewards Liability

The Corporation offers products, primarily credit cards, that offer reward program members with various rewards, such as airline tickets, cash, or merchandise, based on account activity. The Corporation generally recognizes the cost of rewards as part of business promotion expenses when the rewards are earned by the customer and records the corresponding rewards liability. The reward liability is computed based on points earned to date that are expected to be redeemed and the average cost per point redemption. The reward liability is reduced as points are redeemed. In estimating the reward liability, the Corporation considers historical reward redemption behavior, the terms of the current reward program, and the card purchase activity. The reward liability is sensitive to changes in the reward redemption type and redemption rate, which is based on the expectation that the vast majority of all points earned will eventually be redeemed. The reward liability, which is included in other liabilities in the consolidated statement of financial condition, totaled $8.1 million and $8.4 million as of December 31, 2013 and 2012, respectively.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Income taxes

The Corporation uses the asset and liability method for the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns.  Deferred income tax assets and liabilities are determined for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future.  The computation is based on enacted tax laws and rates applicable to periods in which the temporary differences are expected to be recovered or settled.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. In making such assessment, significant weight is given to evidence that can be objectively verified, including both positive and negative evidence.  The authoritative guidance for accounting for income taxes requires the consideration of all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years, and tax planning strategies. In estimating taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial, and regulatory guidance. Refer to Note 24 to the consolidated financial statements for additional information.

Under the authoritative accounting guidance, income tax benefits are recognized and measured based on a two-step analysis: 1) a tax position must be more likely than not to be sustained based solely on its technical merits in order to be recognized, and 2) the benefit is measured at the largest dollar amount of that position that is more likely than not to be sustained upon settlement.  The difference between the benefit recognized in accordance with this analysis and the tax benefit claimed on a tax return is referred to as an Unrecognized Tax Benefit (“UTB”).  The Corporation classifies interest and penalties, if any, related to UTBs as components of income tax expense.  Refer to Note 24 for required disclosures and further information.

Treasury stock

The Corporation accounts for treasury stock at par value.  Under this method, the treasury stock account is increased by the par value of each share of common stock reacquired.  Any excess paid per share over the par value is debited to additional paid-in capital for the amount per share that was originally credited.  Any remaining excess is charged to retained earnings.

Stock-based compensation

    Compensation cost is recognized in the financial statements for all share-based payment grants. Between 1997 and 2007, the Corporation had a stock option plan (the “1997 stock option plan”) covering eligible employees. On January 21, 2007, the 1997 stock option plan expired; all outstanding awards under this plan continue to be in full force and effect, subject to their original terms.  No awards for shares could be granted under the 1997 stock option plan as of its expiration.

    On April 29, 2008, the Corporation’s stockholders approved the First BanCorp 2008 Omnibus Incentive Plan, as amended (the “Omnibus Plan”).  The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards. The compensation cost for an award, determined based on the estimate of the fair value at the grant date (considering forfeitures and any postvesting restrictions), is recognized over the period during which an employee or director is required to provide services in exchange for an award, which is the vesting period.

    Stock-based compensation accounting guidance requires the Corporation to develop an estimate of the number of share-based awards that will be forfeited due to employee or director turnover. Quarterly changes in the estimated forfeiture rate may have a significant effect on share-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period in which the forfeiture estimate is changed.  If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease in the expense recognized in the financial statements.  If the actual forfeiture rate is lower than the estimated forfeiture rate, an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase in the expense recognized in the financial statements.  When unvested options or shares of restricted stock are forfeited, any compensation expense previously recognized on the forfeited awards is reversed in the period of the forfeiture.  For additional information regarding the Corporation’s equity-based compensation and awards granted, refer to Note 19.

Comprehensive income

Comprehensive income for First BanCorp. includes net income and the unrealized gain (loss) on available-for-sale securities, net of estimated tax effects.

Segment Information

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Corporation reports financial and descriptive information about its reportable segments (see Note 31). Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.  The Corporation’s management determined that the segregation that best fulfills the segment definition described above is by lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of December 31, 2013, the Corporation had six operating segments that are all reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations. Refer to Note 31 for additional information.

Valuation of financial instruments

The measurement of fair value is fundamental to the Corporation’s presentation of its financial condition and results of operations. The Corporation holds fixed income and equity securities, derivatives, investments, and other financial instruments at fair value. The Corporation holds its investments and liabilities mainly to manage liquidity needs and interest rate risks. A significant part of the Corporation’s total assets is reflected at fair value on the Corporation’s financial statements.

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

   Under the fair value accounting guidance, an entity has the irrevocable option to elect, on a contract-by-contract basis, to measure certain financial assets and liabilities at fair value at inception of the contract and, thereafter, to reflect any changes in fair value in current earnings. The Corporation did not make any fair value option election as of December 31, 2013 or 2012. See Note 26 for additional information.

Income recognition— Insurance agency

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

Earnings per common share

   Earnings (loss) per share-basic is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of outstanding common shares. Net income (loss) attributable to common stockholders represents net income (loss) adjusted for any preferred stock dividends, including dividends declared, cumulative dividends related to the current dividend period that have not been declared as of the end of the period, if any, and the accretion of discounts on preferred stock issuances, if any. Basic weighted average common shares outstanding exclude unvested shares of restricted stock. For 2011, the net income (loss) attributable to common stockholders also includes the one-time effect of the issuance of common stock in the conversion of the Series G preferred

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

stock. This transaction is further discussed in Note 20. The computation of earnings per share-diluted is similar to the computation of earnings per share-basic except that the number of weighted average common shares is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued, referred to as potential common shares.

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

Recently issued accounting pronouncements

The FASB has issued the following accounting pronouncements and guidance relevant to the Corporation’s operations:

In December 2011, the FASB updated the Accounting Standards Codification (“the Codification”) to enhance and require converged disclosures about financial and derivative instruments that are either offset on the balance sheet, or are subject to an enforceable master netting arrangement (or other similar arrangement). Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB updated the Codification to clarify the scope of the disclosure to include only derivatives, including bifurcated embedded derivatives, repurchase agreements, reverse repurchase agreements, and securities lending that are either offset or subject to an enforceable master netting agreement or similar agreement.  The amendments in this Update were effective for interim and annual periods beginning on or after January 1, 2013. The Corporation adopted this guidance in 2013. Refer to Note 30 for required disclosures about offsetting assets and liabilities.

In February 2013, the FASB updated the Codification to improve the reporting of reclassifications out of accumulated OCI. The amendments in this Update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated OCI on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated OCI is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. The amendments in this Update were effective prospectively for reporting periods beginning after December 31, 2012. The Corporation adopted this guidance in 2013 with no effect on the Corporation’s financial condition or results of operations since it impacted presentation only. The reclassifications out of accumulated OCI of the Corporation during 2013 and 2012 were primarily related to credit losses on debt securities for which OTTI was previously recognized. The disclosure of credit losses on debt securities, and required identification in the statement of (loss) income, is already required by Accounting Standard Codification (ASC) 320-10-50.

In July 2013, the FASB updated the Codification to add the Fed Funds Effective Swap Rates (or Overnight Index Swap Rate) as a U.S. benchmark interest rate for hedge accounting purposes. Previously, only the direct Treasury obligations of the U.S. government and the London Interbank Offered Rate (LIBOR) swap rate were used. This Update was effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance did not have an effect on the Corporation’s financial condition or results of operations as the Corporation’s derivative instruments are not designated or do not qualify for hedge accounting.

In July 2013, the FASB updated the Codification to provide explicit guidelines on how to present an unrecognized tax benefit in financial statements when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments are effective for public entities with fiscal periods beginning after December 15, 2013. Early adoption is permitted.  The Corporation is currently evaluating the impact of the adoption of this guidance on its financial statements.

In January 2014, the FASB updated the Codification to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan so that the loan should be derecognized and the real estate property recognized in the financial statements. The Update clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan upon either: (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  In addition,  creditors are required to disclose on an annual and interim basis both (i) the amount of the foreclosed residential real estate property held and (ii) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments are effective for public business entities for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 31, 2015. Early adoption is permitted. The guidance can be implemented using either a modified retrospective transition method or a prospective transition method. The Corporation is currently evaluating the impact of the adoption of this guidance, if any, on its financial statements.

NOTE 2 – RESTRICTIONS ON CASH DUE AND DUE FROM BANKS

The Corporation’s bank subsidiary, FirstBank, is required by law to maintain minimum average weekly reserve balances to cover demand deposits.  The amount of those minimum average reserve balances for the week that covered December 31, 2013 was $101.1 million (2012 — $108.3 million). As of December 31, 2013 and 2012, the Bank complied with the requirement.  Cash and due from banks as well as other short-term, highly liquid securities are used to cover the required average reserve balances.

As of December 31, 2013, and as required by the Puerto Rico International Banking Law, the Corporation maintained $300,000 in time deposits, which were considered restricted assets related to FirstBank Overseas Corporation, an international banking entity that is a subsidiary of FirstBank.

NOTE 3 – MONEY MARKET INVESTMENTS

Money market investments are composed of time deposits with other financial institutions and short-term investments with original maturities of three months or less.

Money market investments as of December 31, 2013 and 2012 were as follows:

	2013	2012
	Balance
	(Dollars in thousands)

Time deposits with other financial institutions, weighted average interest rate 0.20%
(2012- 0.37%)	$300	$505
Other short-term investments, weighted average interest rate of 0.34%
(2012 - weighted average interest rate of 0.34%)	201,069	216,330
	$201,369	$216,835

As of December 31, 2013 and 2012, the Corporation’s money market investments that were pledged as collateral for interest rate swaps amounted to $0.20 million and $0.45 million, respectively.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 4 – INVESTMENT SECURITIES

Investment Securities Available for Sale

The amortized cost, non-credit loss component of OTTI recorded in OCI, gross unrealized gains and losses recorded in OCI, approximate fair value, weighted average yield and contractual maturities of investment securities available for sale as of December 31, 2013 and 2012 were as follows:

	December 31, 2013
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI	Gross		Fair value	Weighted average yield%
			Unrealized
			Gains	Losses
	(Dollars in thousands)

U.S. Treasury securities:
Due within one year	$7,498	$-	$1	$-	$7,499	0.12

Obligations of U.S.
government-sponsored
agencies:
After 1 to 5 years	50,000	-	-	1,408	48,592	1.05
After 5 to 10 years	214,271	-	-	13,368	200,903	1.31

Puerto Rico government
obligations:
Due within one year	10,000	-	-	210	9,790	3.50
After 5 to 10 years	40,699	-	-	12,962	27,737	4.51
After 10 years	20,309	-	-	6,506	13,803	5.82

United States and Puerto
Rico government
obligations	342,777	-	1	34,454	308,324	1.96

Mortgage-backed securities:
FHLMC certificates:
After 10 years	332,766	-	133	10,712	322,187	2.16

GNMA certificates:
After 1 to 5 years	86	-	4	-	90	3.48
After 5 to 10 years	800	-	37	-	837	2.47
After 10 years	425,589	-	18,492	-	444,081	3.82
	426,475	-	18,533	-	445,008	3.82
FNMA certificates:
After 1 to 5 years	1,389	-	84	-	1,473	4.82
After 5 to 10 years	7,765	-	389	-	8,154	4.09
After 10 years	882,798	-	2,984	33,626	852,156	2.36
	891,952	-	3,457	33,626	861,783	2.38
Collateralized mortgage
obligations issued or
guaranteed by the FHLMC:
After 1 to 5 years	82	-	-	1	81	3.01

Other mortgage pass-through
trust certificates:
Over 5 to 10 years	127	-	1	-	128	7.27
After 10 years	55,048	14,310	-	-	40,738	2.24
	55,175	14,310	1	-	40,866	2.24
Total mortgage-backed
securities	1,706,450	14,310	22,124	44,339	1,669,925	2.69

Equity securities (without
contractual maturity)(1)	35	-	-	2	33	-

Total investment securities
available for sale	$2,049,262	$14,310	$22,125	$78,795	$1,978,282	2.57

(1)	Represents common shares of another financial institution in Puerto Rico.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	December 31, 2012
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI	Gross		Fair value	Weighted average yield%
			Unrealized
			Gains	Losses
	(Dollars in thousands)

U.S. Treasury securities:
Due within one year	$7,497	$-	$2	$-	$7,499	0.17

Obligations of U.S.
government-sponsored
agencies:
After 1 to 5 years	25,650	-	7	-	25,657	0.35
After 5 to 10 years	214,323	-	8	415	213,916	1.31

Puerto Rico government
obligations:
After 1 to 5 years	10,000	-	-	-	10,000	3.50
After 5 to 10 years	39,753	-	-	553	39,200	4.49
After 10 years	21,099	-	948	47	22,000	5.78

United States and Puerto
Rico government
obligations	318,322	-	965	1,015	318,272	1.97

Mortgage-backed securities:
FHLMC certificates:
Due within one year	63	-	-	-	63	3.34
After 10 years	125,747	-	3,430	-	129,177	2.13
	125,810	-	3,430	-	129,240	2.13
GNMA certificates:
After 1 to 5 years	143	-	7	-	150	3.57
After 5 to 10 years	479	-	37	-	516	3.52
After 10 years	564,376	-	39,630	-	604,006	3.98
	564,998	-	39,674	-	604,672	3.98
FNMA certificates:
Due within one year	119	-	-	-	119	2.93
After 1 to 5 years	2,270	-	149	-	2,419	4.88
After 5 to 10 years	10,963	-	874	-	11,837	3.91
After 10 years	602,623	-	10,638	-	613,261	2.49
	615,975	-	11,661	-	627,636	2.52
Collateralized mortgage
obligations issued or
guaranteed by the FHLMC:
After 5 to 10 years	301	-	-	1	300	3.01

Other mortgage pass-through
trust certificates:
Over 5 to 10 years	143	-	1	-	144	7.27
After 10 years	69,269	18,487	-	-	50,782	2.29
	69,412	18,487	1	-	50,926	2.29
Total mortgage-backed
securities	1,376,496	18,487	54,766	1	1,412,774	3.07

Equity securities (without
contractual maturity)(1)	77	-	-	46	31	-

Total investment securities
available for sale	$1,694,895	$18,487	$55,731	$1,062	$1,731,077	2.87

(1)	Represents common shares of another financial institution in Puerto Rico.

Maturities of mortgage-backed securities are based on contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options, as was the case with approximately $25.7 million and $194.5 million of investment securities called during 2013 and 2012, respectively. The weighted average yield on investment securities available for sale is based on amortized cost and, therefore, does not give effect to changes in fair value. The net unrealized gain or loss on securities available for sale and the noncredit loss component of OTTI are presented as part of OCI.

The aggregate amortized cost and approximate market value of investment securities available for sale as of December 31, 2013 by contractual maturity, are shown below:

	Amortized Cost	Fair Value
	(In thousands)

Within 1 year	$17,498	$17,289
After 1 to 5 years	51,557	50,236
After 5 to 10 years	263,662	237,759
After 10 years	1,716,510	1,672,965
Total	2,049,227	1,978,249

Equity securities	35	33

Total investment securities available for sale	$2,049,262	$1,978,282

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2013 and 2012. It also includes debt securities for which an OTTI was recognized and only the amount related to a credit loss was recognized in earnings. Unrealized losses for which OTTI had been recognized have been reduced by any subsequent recoveries in fair value.

	As of December 31, 2013
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities:
Puerto Rico government obligations	$23,156	$5,977	$28,174	$13,701	$51,330	$19,678
U.S. government agencies obligations	175,369	8,913	74,126	5,863	249,495	14,776
Mortgage-backed securities:
FNMA	748,215	33,626	-	-	748,215	33,626
FHLMC	286,208	10,712	-	-	286,208	10,712
Collateralized mortgage obligations
issued or guaranteed by FHLMC	-	-	81	1	81	1
Other mortgage pass-through trust
certificates	-	-	40,738	14,310	40,738	14,310
Equity securities	33	2	-	-	33	2
	$1,232,981	$59,230	$143,119	$33,875	$1,376,100	$93,105

	As of December 31, 2012
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities:
Puerto Rico government obligations	$41,243	$600	$-	$-	$41,243	$600
U.S. government agencies obligations	183,709	415	-	-	183,709	415
Mortgage-backed securities:
Collateralized mortgage obligations
issued or guaranteed by FHLMC	300	1	-	-	300	1
Other mortgage pass-through trust
certificates	-	-	50,782	18,487	50,782	18,487
Equity securities	31	46	-	-	31	46
	$225,283	$1,062	$50,782	$18,487	$276,065	$19,549

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Debt securities issued by U.S. government agencies, government-sponsored entities, and the U.S. Department of the Treasury (the “Treasury”) accounted for approximately 95% of the total available-for-sale portfolio as of  December 31, 2013 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government. The Corporation’s assessment was concentrated mainly on private label mortgage-backed securities with an amortized cost of $55.0 million for which credit losses are evaluated on a quarterly basis. The Corporation considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

The Corporation recorded OTTI losses on available-for-sale debt securities as follows:

	Private label MBS

	2013	2012
(In thousands)
Total other-than-temporary impairment losses	$-	$-
Portion of other-than-temporary impairment losses recognized in OCI	(117)	(2,002)
Net impairment losses recognized in earnings	$(117)	$(2,002)

The following table summarizes the rollforward of credit losses on debt securities held by the Corporation for which a portion of an OTTI is recognized in OCI:

	2013	2012
(In thousands)
Credit losses at the beginning of the year	$5,272	$3,823
Additions:
Credit losses on debt securities for which an OTTI was
previously recognized	117	2,002
Reductions:
Securities sold during the period (realized loss)	-	(553)

Ending balance of credit losses on debt securities held
for which a portion of an OTTI was recognized in OCI	$5,389	$5,272

During 2013, the $0.1 million credit-related impairment loss is related to private label MBS, which are collateralized by fixed-rate mortgages on single-family, residential properties in the United States. The interest rate on these private-label MBS is variable, tied to 3-month LIBOR and limited to the weighted average coupon of the underlying collateral. The underlying mortgages are fixed-rate

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

single-family loans with original high FICO scores (over 700) and moderate original loan-to-value ratios (under 80%), as well as moderate delinquency levels.

Based on the expected cash flows derived from the model, and since the Corporation does not have the intention to sell the securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs, only the credit loss component was reflected in earnings.  Significant assumptions in the valuation of the private label MBS were as follows:

	December 31, 2013		December 31, 2012
	Weighted		Weighted
	Average	Range	Average	Range

Discount rate	14.5%	14.5%	14.5%	14.5%
Prepayment rate	29%	15.86% - 100.00%	32%	21.85% - 69.97%
Projected Cumulative Loss Rate	6.8%	0.58% - 38.16%	8%	0.73% - 38.79%

The Corporation recorded OTTI losses of $42,000 on equity securities held in the available-for-sale investment portfolio for the year ended December 31, 2013. No OTTI losses on equity securities were recognized for the year ended December 31, 2012 or 2011.

No sales of securities available for sale were completed in 2013. Total proceeds from the sale of securities available for sale during 2012 and 2011 amounted to approximately $1.9 million, and $1.2 billion, respectively. No gains or losses were realized on the sale of securities available for sale in 2013 and 2012. The Corporation realized gains on sales of securities available for sale for the year ended December 31, 2011 in the amount of $34.4 million, including a $3.5 million gain attributable to a tender offer by the Puerto Rico Housing Finance Authority to purchase certain of its outstanding bonds. Bonds held by the Corporation with a book value of $19.8 million were exchanged for cash as part of the tender offer and the difference between the cash received and the book value of such instruments was recorded as part of “Gain on sale of investment” in the Statement of (loss) income.

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

     The following table states the names of issuers, and the aggregate amortized cost and market value of the securities of such issuers, when the aggregate amortized cost of such securities exceeds 10% of stockholders’ equity. This information excludes securities of the U.S. and Puerto Rico government. Investments in obligations issued by a state of the U.S. and its political subdivisions and agencies that are payable and secured by the same source of revenue or taxing authority, other than the U.S. government, are considered securities of a single issuer and include debt and mortgage-backed securities.

	2013		2012

	Amortized		Amortized
	Costs	Fair Value	Costs	Fair Value

	(In thousands)		(In thousands)
FHLMC	$332,848	$322,268	$126,111	$129,540
GNMA	426,475	445,008	564,998	604,672
FNMA	891,952	861,783	615,975	627,636
FHLB	264,271	249,495	239,973	239,573

  As of December 31, 2013, the Corporation held approximately $71.0 million of Puerto Rico government and agencies bond obligations, mainly bonds of the Government Development Bank (“GDB”) and the Puerto Rico Building Authority, as part of its available-for-sale investment securities portfolio, which were reflected at their aggregate fair value of $51.3 million. In February 2014, Standard & Poor’s (“S&P”), Moody’s Investor Service (“Moodys”) and Fitch Ratings (“Fitch”) downgraded the Commonwealth of Puerto Rico general obligations bonds and other obligations of Puerto Rico instrumentalities to non-investment grade categories. The issuers of Puerto Rico government and agencies bonds held by the Corporation have not defaulted, and the contractual payments on these securities have been made as scheduled. The Corporation has the ability and intent to hold these securities until a recovery of the fair value occurs, and is not more likely than not that the Corporation will have to sell the securities prior to such recovery. It is uncertain how the financial markets may react to any potential further rating downgrade of Puerto Rico’s debt. However, further deterioration in the fiscal situation, could further adversely affect the value of Puerto Rico’s government obligations. The Corporation

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

will continue to closely monitor Puerto Rico’s political and economic status and evaluate the portfolio for any declines in value that could be considered other-than-temporary.

Investments Held to Maturity

On March 7, 2011, the Corporation sold $330 million of mortgage-backed securities that were originally intended to be held to maturity, consistent with deleveraging initiatives included in the Corporation’s Capital Plan in order to preserve capital and meet minimum regulatory capital ratios established in the Consent Order entered into with the Bank’s principal regulators. Refer to Note 28 for additional information. The Corporation realized a gain of $18.7 million associated with this transaction. After the sale, in line with the Corporation’s ongoing capital management strategy, the remaining $89 million of investment securities held in the held-to-maturity portfolio was reclassified to the available-for-sale portfolio.

From time to time, the Corporation has securities held to maturity with an original maturity of three months or less that are considered cash and cash equivalents and classified as money market investments in the consolidated statements of financial condition.  As of December 31, 2013 and 2012, the Corporation had no outstanding securities held to maturity that were classified as cash and cash equivalents.

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

As of December 31, 2013 and 2012, the Corporation had investments in FHLB stock with a book value of $28.4 and $37.5 million, respectively. The net realizable value is a reasonable proxy for the fair value of these instruments. Dividend income from FHLB stock for 2013, 2012, and 2011 amounted to $1.4 million, $1.4 million, and $1.9 million, respectively.

The shares of FHLB stock owned by the Corporation were issued by the FHLB of New York. The FHLB of New York is part of the Federal Home Loan Bank System, a national wholesale banking network of 12 regional, stockholder-owned congressionally chartered banks. The Federal Home Loan Banks are all privately capitalized and operated by their member stockholders. The system is supervised by the Federal Housing Finance Agency, which ensures that the Federal Home Loan Banks operate in a financially safe and sound manner, remain adequately capitalized and able to raise funds in the capital markets, and carry out their housing finance mission.

The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities as of December 31, 2013 and 2012 was $0.3 and $1.3 million, respectively.

NOTE 6 – INTEREST AND DIVIDEND ON INVESTMENTS AND MONEY MARKET INSTRUMENTS

The following provides information about interest on investments and FHLB dividend income:

	Year Ended December 31,
	2013	2012	2011

	(In thousands)

Mortgage-backed securities:
Taxable	$19,566	$23,989	$32,599
Exempt	25,955	11,543	10,511
	45,521	35,532	43,110
PR government obligations, U.S. Treasury securities, and U.S.
government agencies:
Taxable	1,218	1,468	3,705
Exempt	5,429	6,785	15,282
	6,647	8,253	18,987
Equity securities:
Taxable	-	6	1

Other investment securities (including FHLB dividends)
Taxable	1,359	1,503	2,001
Total interest income investment securities	53,527	45,294	64,099

Interest on money market instruments:
Taxable	1,231	1,137	1,107
Exempt	696	690	448
Total interest income money market instruments	1,927	1,827	1,555
Total interest and dividend income in investments and money
market instruments	$55,454	$47,121	$65,654

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the components of interest and dividend income on investments:

	Year Ended December 31,
	2013	2012	2011

	(In thousands)
Interest income on investment securities and money
market investments	$54,095	$45,694	$63,769
Dividends on FHLB stock	1,359	1,427	1,885

Total interest income and dividends on investments	$55,454	$47,121	$65,654

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 7 – LOANS HELD FOR INVESTMENT

                The following provides information about the loan portfolio held for investment:

	December 31,	December 31,
	2013	2012
	(In thousands)

Residential mortgage loans, mainly secured by first mortgages	$2,549,008	$2,747,217

Commercial loans:
Construction loans (1)	168,713	361,875
Commercial mortgage loans (1)	1,823,608	1,883,798
Commercial and Industrial loans (1) (2)	2,788,250	2,793,157
Loans to local financial institution collateralized by
real estate mortgages	240,072	255,390
Commercial loans	5,020,643	5,294,220

Finance leases	245,323	236,926

Consumer loans	1,821,196	1,775,751

Loans held for investment	9,636,170	10,054,114

Allowance for loan and lease losses	(285,858)	(435,414)

Loans held for investment, net (3)	$9,350,312	$9,618,700

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

(2)

As of December 31, 2013, includes $1.2 billion of commercial loans that are secured by real estate (owner-occupied commercial loans secured by real estate) but are not dependent upon the real estate for repayment.

(3)

During the first half of 2013, the Corporation completed two separate bulk sales of assets including: (i) non-performing residential mortgage loans with a book value before allowance for loan losses of $203.8 million, and (ii) adversely classified loans, mainly commercial loans, with a book value before allowance for loan losses of $211.4 million. In addition, the Corporation transferred $181.6 million of commercial non-performing loans to held for sale as further discussed below.

As of December 31, 2013 and 2012, the Corporation had net deferred origination fees on its loan portfolio amounting to $7.6 million and $8.5 million, respectively. The total loan portfolio is net of unearned income of $40.4 million and $38.8 million as of December 31, 2013 and 2012, respectively.

As of December 31, 2013, the Corporation was servicing residential mortgage loans owned by others aggregating $2.1 billion (2012 — $1.9 billion), construction and commercial loans owned by others aggregating $2.8 million (2012 — $2.8 million), and commercial loan participations owned by others aggregating $615.6 million (2012 — $457.9 million).

Various loans secured by first mortgages were assigned as collateral for CDs, individual retirement accounts, and advances from the FHLB. The mortgages pledged as collateral amounted to $1.0 billion as of December 31, 2013 (2012 — $1.1 billion).

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Loans held for investment on which accrual of interest income had been discontinued were as follows:

(In thousands)	December 31,	December 31,
	2013	2012
Non-performing loans:
Residential mortgage	$161,441	$313,626
Commercial mortgage	120,107	214,780
Commercial and Industrial	114,833	230,090
Construction:
Land	27,834	63,342
Construction-commercial	3,924	65,759
Construction-residential	27,108	49,089
Consumer:
Auto loans	21,316	19,210
Finance leases	3,082	3,182
Other consumer loans	15,904	16,483
Total non-performing loans held for investment (1) (2)	$495,549	$975,561

________________
(1)	As of December 31, 2013 and 2012, excludes $54.8 million and $2.2 million, respectively, in non-performing loans held for sale.
(2)	Amount excludes PCI loans with a carrying value of approximately $4.8 million and $10.6 million as of December 31, 2013 and
2012, respectively, acquired as part of the credit card portfolio purchased in 2012, as further discussed below.

 If these loans were accruing interest, the additional interest income realized would have been $40.3 million (2012— $75.1 million; 2011 — $64.0 million).

	The Corporation’s aging of the loans held for investment portfolio is as follows:

	As of December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)	Total Past Due (4)	Purchased Credit-Impaired Loans (4)	Current	Total loans held for investment	90 days past due and still accruing (5)
	(In thousands)
	Residential mortgage:
	FHA/VA and other government-guaranteed
	loans (2) (3) (5)	$-	$12,180	$78,645	$90,825	$-	$104,401	$195,226	$78,645
	Other residential mortgage loans (3)	-	88,898	172,286	261,184	-	2,092,598	2,353,782	10,845
	Commercial:
	Commercial and Industrial loans	21,029	5,454	134,233	160,716	-	2,867,606	3,028,322	19,400
	Commercial mortgage loans (3)	-	5,428	126,674	132,102	-	1,691,506	1,823,608	6,567
	Construction:
	Land (3)	-	358	27,871	28,229	-	52,145	80,374	37
	Construction-commercial (3)	-	-	3,924	3,924	-	12,907	16,831	-
	Construction-residential (3)	-	-	27,108	27,108	-	44,400	71,508	-
	Consumer:
	Auto loans	79,279	17,944	21,316	118,539	-	993,781	1,112,320	-
	Finance leases	10,275	3,536	3,082	16,893	-	228,430	245,323	-
	Other consumer loans	11,710	8,691	20,492	40,893	4,791	663,192	708,876	4,588
	Total loans held for investment	$122,293	$142,489	$615,631	$880,413	$4,791	$8,750,966	$9,636,170	$120,082

(1)	Includes non-performing loans and accruing loans that are contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance
	charges and fees until charged off at 180 days.
(2)	As of December 31, 2013, includes $11.5 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the
	defaulted loans.
(3)	According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the
	Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears two or more monthly payments. FHA/VA government-
	guaranteed loans, other residential mortgage loans, commercial mortgage loans, land loans, and construction-residential loans past due 30-59 days amounted to $23.9 million, $166.7 million,
	$18.4 million, $0.9 million, and $2.5 million, respectively.
(4)	Purchased credit-impaired loans are excluded from delinquency and non-performing statistics as further discussed below.
(5)

 It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since

	the principal repayment is insured. These balances include $37.0 million of residential mortgage loans insured by the FHA or guaranteed by the VA, which are over 18 months delinquent,
	that are no longer accruing interest as of December 31, 2013.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	As of December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)	Total Past Due (4)	Purchased Credit-Impaired Loans (4)	Current	Total loans held for investment	90 days past due and still accruing (5)
	(In thousands)
	Residential mortgage:
	FHA/VA and other government-guaranteed
	loans (2) (3) (5)	$-	$10,592	$93,298	$103,890	$-	$104,723	$208,613	$93,298
	Other residential mortgage loans (3)	-	83,807	324,965	408,772	-	2,129,832	2,538,604	11,339
	Commercial:
	Commercial and Industrial loans	22,323	8,952	258,989	290,264	-	2,758,283	3,048,547	28,899
	Commercial mortgage loans (3)	-	6,367	218,379	224,746	-	1,659,052	1,883,798	3,599
	Construction:
	Land	-	843	63,372	64,215	-	77,012	141,227	30
	Construction-commercial	-	-	65,759	65,759	-	70,160	135,919	-
	Construction-residential	-	-	49,745	49,745	-	34,984	84,729	656
	Consumer:
	Auto loans	64,991	15,446	19,210	99,647	-	926,579	1,026,226	-
	Finance leases	10,938	2,682	3,182	16,802	-	220,124	236,926	-
	Other consumer loans	12,268	6,850	20,674	39,792	10,602	699,131	749,525	4,191
	Total loans held for investment	$110,520	$135,539	$1,117,573	$1,363,632	$10,602	$8,679,880	$10,054,114	$142,012

(1)

Includes non-performing loans and accruing loans that are contractually delinquent 90 days or more (i.e., FHA/VA and other guaranteed loans and credit cards). Credit card loans continue to accrue finance

	charges and fees until charged off at 180 days.
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
	Federal Reserve, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears two or more monthly payments. FHA/VA government-guaranteed
	loans, other residential mortgage loans, commercial mortgage loans, land loans, and construction-residential loans past-due 30-59 days amounted to $22.2 million, $186.3 million, $164.9 million,
	$15.6 million, and $5.5 million, respectively.
(4)	Purchased credit-impaired loans are excluded from delinquency and non-performing statistics as further discussed below.
(5)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $35.3 million of residential mortgage loans insured by the FHA or guaranteed by the VA, that are over 18 month delinquent, and are no longer

	accruing interest as of December 31, 2012.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	The Corporation’s credit quality indicators by loan type as of December 31, 2013 and 2012 are summarized below:

		Commercial Credit Exposure-Credit Risk Profile based on Creditworthiness Category:
		Substandard	Doubtful	Loss	Total Adversely Classified (1)(2)	Total Portfolio
	December 31, 2013
		(In thousands)
	Commercial Mortgage	$317,365	$9,160	$234	$326,759	$1,823,608
	Construction:
	Land	31,777	3,308	52	35,137	80,373
	Construction-commercial	16,022	-	-	16,022	16,831
	Construction-residential	27,829	2,209	241	30,279	71,509
	Commercial and Industrial	205,807	7,998	973	214,778	3,028,322

		Commercial Credit Exposure-Credit Risk Profile based on Creditworthiness Category:
		Substandard	Doubtful	Loss	Total Adversely Classified (1)(2)	Total Portfolio
	December 31, 2012
		(In thousands)
	Commercial Mortgage	$401,597	$6,867	$-	$408,464	$1,883,798
	Construction:
	Land	37,087	6,371	605	44,063	141,227
	Construction-commercial	72,401	5,754	-	78,155	135,919
	Construction-residential	75,489	2,431	-	77,920	84,729
	Commercial and Industrial	372,100	30,651	1,143	403,894	3,048,547

(1)	During the first quarter of 2013, the Corporation completed a bulk sale of assets, mainly commercial adversely classified loans with a book
	value before allowance for loan losses of $211.4 million and, in addition, transferred $181.6 million of non-performing loans to
	held for sale as further discussed below.
(2)	Excludes $54.8 million ($7.8 million land, $39.1 million construction-commercial, $0.9 million construction-residential, and $7.0 million
	commercial mortgage) and $2.2 million ($1.1 million commercial mortgage and $1.1 million commercial and industrial) as of
	December 31, 2013 and 2012, respectively, of non-performing loans held for sale.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	December 31, 2013	Consumer Credit Exposure-Credit Risk Profile Based on Payment Activity
		Residential Real-Estate		Consumer
		FHA/VA/ Guaranteed (1)	Other residential loans	Auto	Finance Leases	Other Consumer
		(In thousands)
	Performing	$195,226	$2,192,341	$1,091,004	$242,241	$688,181
	Purchased Credit-Impaired	-	-	-	-	4,791
	Non-performing	-	161,441	21,316	3,082	15,904
	Total	$195,226	$2,353,782	$1,112,320	$245,323	$708,876

(1)	It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans
	90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $37.0
	million of residential mortgage loans insured by the FHA or guaranteed by the VA, which are over 18 months delinquent and are
	no longer accruing interest as of December 31, 2013.

	December 31, 2012	Consumer Credit Exposure-Credit Risk Profile Based on Payment Activity
		Residential Real-Estate		Consumer
		FHA/VA/ Guaranteed (1)	Other residential loans	Auto	Finance Leases	Other Consumer
		(In thousands)
	Performing	$208,613	$2,224,978	$1,007,016	$233,744	$722,440
	Purchased Credit-Impaired	-	-	-	-	10,602
	Non-performing	-	313,626	19,210	3,182	16,483
	Total	$208,613	$2,538,604	$1,026,226	$236,926	$749,525

(1)	It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans
	90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $35.3
	million of residential mortgage loans insured by the FHA or guaranteed by the VA, which are over 18 months delinquent and are no
	longer accruing interest as of December 31, 2012.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     The following tables present information about impaired loans excluding PCI loans, which are reported separately as discussed below:

Impaired Loans
(In thousands)
	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance	Average Recorded Investment	Interest Income Recognized Accrual Basis	Interest Income Recognized Cash Basis
As of December 31, 2013
With no related allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	220,428	237,709	-	222,617	9,513	1,041
Commercial:
Commercial mortgage loans	69,484	73,723	-	71,367	1,494	148
Commercial and Industrial
Loans	32,418	56,831	-	37,946	31	52
Construction Loans:
Land	359	366	-	360	8	2
Construction-Commercial	-	-	-	-	-	-
Construction-Residential	14,761	19,313	-	17,334	52	-
Consumer:
Auto loans	-	-	-	-	-	-
Finance leases	-	-	-	-	-	-
Other consumer loans	4,035	4,450	-	3,325	139	30
	$341,485	$392,392	$-	$352,949	$11,237	$1,273
With an allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	190,566	212,028	18,125	193,372	5,623	647
Commercial:
Commercial mortgage loans	149,888	163,656	32,189	153,992	2,114	1,293
Commercial and Industrial
Loans	154,686	170,191	26,686	162,786	4,005	139
Construction Loans:
Land	27,711	40,348	10,455	28,906	350	44
Construction-Commercial	16,022	16,238	8,873	16,157	527	-
Construction-Residential	13,864	13,973	2,816	13,640	-	50
Consumer:
Auto loans	14,121	14,122	1,829	12,937	1,017	-
Finance leases	2,359	2,359	73	2,219	281	-
Other consumer loans	8,410	8,919	1,555	8,919	1,239	1
	$577,627	$641,834	$102,601	$592,928	$15,156	$2,174
Total:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	410,994	449,737	18,125	415,989	15,136	1,688
Commercial:
Commercial mortgage loans	219,372	237,379	32,189	225,359	3,608	1,441
Commercial and Industrial
loans	187,104	227,022	26,686	200,732	4,036	191
Construction Loans:
Land	28,070	40,714	10,455	29,266	358	46
Construction-Commercial	16,022	16,238	8,873	16,157	527	-
Construction-Residential	28,625	33,286	2,816	30,974	52	50
Consumer:
Auto loans	14,121	14,122	1,829	12,937	1,017	-
Finance leases	2,359	2,359	73	2,219	281	-
Other consumer loans	12,445	13,369	1,555	12,244	1,378	31
	$919,112	$1,034,226	$102,601	$945,877	$26,393	$3,447

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(In thousands)

	Recorded Investments	Unpaid Principal Balance	Related Specific Allowance	Average Recorded Investment	Interest Income Recognized Accrual Basis	Interest Income Recognized Cash Basis
As of December 31, 2012
With no related allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-
Other residential mortgage
loans	122,056	130,306	-	148,125	3,480	1,585
Commercial:
Commercial mortgage loans	44,495	54,753	-	45,420	796	217
Commercial and Industrial
Loans	35,673	41,637	-	22,780	340	29
Construction Loans:
Land	3,715	8,017	-	5,120	50	14
Construction-Commercial	-	-	-	-	-	-
Construction-Residential	17,464	36,780	-	30,259	-	2
Consumer:
Auto loans	-	-	-	-	-	-
Finance leases	-	-	-	-	-	-
Other consumer loans	2,615	3,570	-	2,443	174	48
	$226,018	$275,063	$-	$254,147	$4,840	$1,895
With an allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-
Other residential mortgage
loans	462,663	518,446	47,171	447,491	11,367	2,160
Commercial:
Commercial mortgage loans	310,030	330,117	50,959	316,535	6,404	1,024
Commercial and Industrial
Loans	284,357	363,012	80,167	239,757	2,307	291
Construction Loans:
Land	52,113	88,749	14,104	54,727	53	70
Construction-Commercial	78,156	144,226	22,587	74,498	47	100
Construction-Residential	29,235	42,423	2,881	25,455	31	-
Consumer:
Auto loans	11,432	11,432	1,456	11,090	827	-
Finance leases	2,019	2,019	78	1,987	180	-
Other consumer loans	9,271	10,047	2,346	8,912	1,116	31
	$1,239,276	$1,510,471	$221,749	$1,180,452	$22,332	$3,676
Total:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-
Other residential mortgage
loans	584,719	648,752	47,171	595,616	14,847	3,745
Commercial:
Commercial mortgage loans	354,525	384,870	50,959	361,955	7,200	1,241
Commercial and Industrial
Loans	320,030	404,649	80,167	262,537	2,647	320
Construction Loans:
Land	55,828	96,766	14,104	59,847	103	84
Construction-Commercial	78,156	144,226	22,587	74,498	47	100
Construction-Residential	46,699	79,203	2,881	55,714	31	2
Consumer:
Auto loans	11,432	11,432	1,456	11,090	827	-
Finance leases	2,019	2,019	78	1,987	180	-
Other consumer loans	11,886	13,617	2,346	11,355	1,290	79
	$1,465,294	$1,785,534	$221,749	$1,434,599	$27,172	$5,571

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following tables show the activity for impaired loans and the related specific reserve during 2013:

2013
Impaired Loans:	(In thousands)
Balance at beginning of year	$1,465,294
Loans determined impaired during the year	280,860
Net charge-offs	(307,428)
Loans sold, net of charge-offs	(201,409)
Loans transferred to held for sale	(145,415)
Increases to impaired loans - additional disbursements	6,624
Foreclosures	(45,094)
Loans no longer considered impaired	(49,299)
Paid in full or partial payments	(85,021)
Balance at end of year	$919,112

2013
Specific Reserve:	(In thousands)
Balance at beginning of year	$221,749
Provision for loan losses	188,280
Net charge-offs	(307,428)
Balance at end of year	$102,601

Acquired loans including PCI Loans

On May 30, 2012, the Corporation reentered the credit card business with the acquisition of an approximate $406 million portfolio of FirstBank-branded credit card loans from FIA. These loans were recorded on the consolidated statement of financial condition at estimated fair value on the acquisition date of $368.9 million. The Corporation concluded that a portion of these acquired loans were PCI loans. PCI loans are acquired loans with evidence of credit quality deterioration since origination for which it is probable at the date of purchase that the Corporation will be unable to collect all contractually required payments. The loans that the Corporation concluded were credit impaired had a contractual outstanding unpaid principal and interest balance at acquisition of $34.6 million and an estimated fair value of $15.7 million. Given that the initial fair value of these loans included an estimate of credit losses expected to be realized over the remaining lives of the loans, the Corporation’s subsequent accounting for PCI loans differs from the accounting for non−PCI loans; therefore, the Corporation separately tracks and reports PCI loans and excludes these loans from delinquency and nonperforming loan statistics. Refer to Note 1 for additional information about accounting policies for loans held for investment and the allowance for loan losses, including discussions of the accounting for credit card loans.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(In thousands)	At acquisition
Purchased Credit-
Impaired Loans
Contractually outstanding principal and interest at acquisition	$34,577
Less: Nonaccretable difference	(15,408)

Cash flows expected to be collected at acquisition	19,169
Less: Accretable yield	(3,451)
Fair value of loans acquired	$15,718

Outstanding balance and carrying value of PCI loans
The table below presents the outstanding contractual principal balance and carrying value of the PCI loans as of December 31, 2013 and 2012:

	Purchased Credit Impaired Loans (December 31, 2013)	Purchased Credit Impaired Loans (December 31, 2012)
(In thousands)
Contractual balance	$22,748	$28,778
Carrying value	4,791	10,602

Changes in accretable yield of acquired loans

Subsequent to acquisition, the Corporation is required to periodically evaluate its estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and nonaccretable difference or reclassifications from nonaccretable yield to accretable. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows due to further credit deterioration will generally result in an impairment charge recognized in the Corporation’s provision for loan and lease losses, resulting in an increase to the allowance for loan losses. During 2013 and 2012, the Corporation did not record charges to the provision for loan losses related to PCI loans.

The following table presents changes in the accretable yield related to the PCI loans acquired from FIA:

(In thousands)

PCI Loans

Accretable yield at acquisition	$3,451
Accretion recognized in earnings	(1,280)
Accretable yield as of December 31, 2012	2,171
Reclasisification to nonaccretable	(1,352)
Accretion recognized in earnings	(819)
Accretable yield as of December 31, 2013	$-

During 2013, the Corporation purchased $224.6 million of residential mortgage loans consistent with a strategic program established by the Corporation in 2005 to purchase ongoing residential mortgage loan production from mortgage bankers in Puerto Rico. Generally, the loans purchased from mortgage bankers were conforming residential mortgage loans. Purchases of conforming residential mortgage loans provide the Corporation the flexibility to retain or sell the loans, including through securitization transactions depending upon the Corporation’s interest rate risk management strategies. When the Corporation sells such loans, it generally keeps the servicing of the loans.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In the ordinary course of business, the Corporation sells residential mortgage loans (originated or purchased) to GNMA and GSEs. GNMA and GSEs, such as FNMA and FHLMC, generally securitize the transferred loans into mortgage-backed securities for sale into the secondary market. The Corporation sold approximately $224.3 million of performing residential mortgage loans to FNMA and FHLMC during 2013. Also, the Corporation securitized approximately $355.5 million of FHA/VA mortgage loans into GNMA mortgage-backed securities during 2013.  The Corporation’s continuing involvement in these loan sales consists primarily of servicing the loans. In addition, the Corporation agreed to repurchase loans when it breaches any of the representations and warranties included in the sale agreement. These representations and warranties are consistent with the GSEs’ selling and servicing guidelines (i.e., ensuring that the mortgage was properly underwritten according to established guidelines).

   For loans sold to GNMA, the Corporation holds an option to repurchase individual delinquent loans issued on or after January 1, 2003 when the borrower fails to make any payment for three consecutive months. This option gives the Corporation the ability, but not the obligation, to repurchase the delinquent loans at par without prior authorization from GNMA.

  Under ASC Topic 860, Transfers and Servicing, once the Corporation has the unilateral ability to repurchase a delinquent loan, it is considered to have regained effective control over the loan and is required to recognize the loan and a corresponding repurchase liability on the balance sheet regardless of the Corporation’s intent to repurchase the loan.

During 2013, 2012, and 2011, the Corporation repurchased pursuant to its repurchase option with GNMA $28.3 million, $53.9 million, and $35.2 million, respectively, of loans previously sold to GNMA. The principal balance of these loans is fully guaranteed and the risk of loss related to repurchases is generally limited to the difference between the delinquent interest payment advanced to GNMA computed at the loan’s interest rate and the interest payments reimbursed by FHA, which are computed at a predetermined debenture rate. Repurchases of GNMA loans allow the Corporation, among other things, to maintain acceptable delinquency rates on outstanding GNMA pools and remain as a seller and servicer in good standing with GNMA. The Corporation generally remediates any breach of representations and warranties related to the underwriting of such loans according to established GNMA guidelines without incurring losses. The Corporation does not maintain a liability for estimated losses as a result of breaches in representations and warranties.

Loan sales to FNMA and FHLMC are without recourse in relation to the future performance of the loans. The Corporation repurchased at par loans previously sold to FNMA and FHLMC in the amounts of $6.1 million, $3.0 million, and $3.5 million during 2013, 2012, and 2011, respectively. The Corporation’s risk of loss with respect to these loans is also minimal as these repurchased loans are generally performing loans with documentation deficiencies. The amount of these loan repurchases represents less than 2% of total sales of loans to FNMA and FHLMC over the last three years and no subsequent losses have been experienced on these loans. As a consequence, the Corporation does not maintain a liability for estimated losses on loans expected to be repurchased as a result of breaches in loan and servicer representations and warranties.

Bulks Sales of Assets and Transfers of Loans to Held For Sale

    On March 28, 2013, the Corporation completed the sale of adversely classified loans with a book value of $211.4 million ($100.1 million of commercial and industrial loans, $68.8 million of commercial mortgage loans, $41.3 million of construction loans, and $1.2 million of residential mortgage loans), and $6.3 million of OREO properties in a cash transaction. Included in the bulk sale was $185.0 million of non-performing assets. The sales price of this bulk sale was $120.2 million. Approximately $39.9 million of reserves had already been allocated to the loans. This transaction resulted in total charge-offs of $98.5 million and an incremental loss of $58.9 million, reflected in the provision for loan and lease losses for the year 2013. In addition, the Corporation recorded $3.9 million of professional fees specifically related to this bulk sale of assets. This transaction resulted in a total pretax loss of $62.8 million.

    In addition, during the first quarter of 2013, the Corporation transferred to held for sale non-performing loans with an aggregate book value of $181.6 million. These transfers resulted in charge-offs of $36.0 million and an incremental loss of $5.2 million reflected in the provision for loan and lease losses for the year 2013.

   During the second quarter of 2013, the Corporation completed the sale of a $40.8 million non-performing commercial mortgage loan that was among the loans transferred to held for sale in the first quarter without incurring additional losses.

   On June 21, 2013, the Corporation announced that it had completed a sale of non-performing residential mortgage loans with a book value of $203.8 million and OREO properties with a book value of $19.2 million in a cash transaction. The sales price of this bulk sale was $128.3 million. Approximately $30.1 million of reserves had already been allocated to the loans. This transaction resulted in total charge-offs of $98.0 million and an incremental loss of $69.8 million, reflected in the provision for loan and lease losses for the year 2013. In addition, the Corporation recorded $3.1 million of professional service fees specifically related to this bulk sale of non-performing residential assets. This transaction resulted in a total pretax loss of $72.9 million.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

   In separate transactions during 2013, the Corporation foreclosed on the collateral underlying $39.2 million related to one of the loans written-off and transferred to held for sale in the first quarter. The Corporation recorded losses of $4.9 million in 2013 related to this loan after the transfer to held for sale ($1.7 million or lower of cost or market adjustment and $3.2 million of write-downs to the value of foreclosed properties, recorded as part of net loss on OREO and OREO operations in the statement of (loss) income).

  Furthermore, in the third quarter of 2013, approximately $6.4 million of construction loan held for sale participations were paid off, resulting in a gain of $0.3 million included as part of “Other income” in the statement of (loss) income.

  The Corporation’s primary goal with respect to these sales has been to accelerate the disposition of non-performing assets, which is the main priority of the Corporation’s Strategic Plan. The opportunistic sale of distressed assets is a pivotal and tactical step in the Corporation’s efforts to reduce balance sheet risk, improve earnings in the future through reductions of credit-related-costs, and enhance credit quality consistent with regulators’ expectations of adequate levels of adversely classified assets for financial institutions.

Loan Portfolio Concentration

The Corporation’s primary lending area is Puerto Rico. The Corporation’s banking subsidiary, FirstBank, also lends in the USVI and BVI markets and in the United States (principally in the state of Florida). Of the total gross loans held for investment of $9.6 billion as of December 31, 2013, approximately 84% have credit risk concentration in Puerto Rico, 9% in the United States, and 7% in the USVI and BVI.

    As of December 31, 2013, the Corporation had $454.6 million of credit facilities granted to the Puerto Rico government, its municipalities and public corporations, of which $397.8 million was outstanding, compared to $158.4 million outstanding as of December 31, 2012, and $60.6 million outstanding in credit facilities granted to the government of the Virgin Islands, compared to $35.5 million as of December 31, 2012.  Approximately $200.5 million of the outstanding credit facilities consists of loans to municipalities in Puerto Rico. Municipal debt exposure is secured by ad valorem taxation without limitation as to rate or amount on all taxable property within the boundaries of each municipality. The good faith, credit, and unlimited taxing power of each applicable municipality have been pledged to the repayment of all outstanding bonds and notes. Approximately $84.6 million consists of loans to public corporations that receive revenues from the rates they charge for services or products, such as electric power services, including credit extended to the Puerto Rico Electric Power Authority for fuel purchases that have priority over senior bonds and other debt.  Main public corporations have varying degrees of independence from the central government and many receive appropriations or other payments from the Puerto Rico’s government general fund. Approximately $112.7 million consists of loans to the central government or units of the central government. Debt issued by the central government can either carry the full faith, credit, and taxing power of the Commonwealth of Puerto Rico or represent an obligation, that is subject to annual budget appropriations. Furthermore, the Corporation had $205.1 million outstanding as of December 31, 2013 in financing to the hotel industry in Puerto Rico guaranteed by the Puerto Rico Tourism Development Fund (“TDF”). The TDF is a subsidiary of the GDB that works with private-sector financial institutions to structure financings for new hospitality projects.

  As disclosed in Note 4, S&P, Moody’s and Fitch downgraded the credit rating of the Commonwealth of Puerto Rico’s debt to non-investment grade categories. The Corporation cannot predict at this time the impact that the current fiscal situation of the Commonwealth of Puerto Rico and the various legislative and other measures adopted and to be adopted by the Puerto Rico government in response to such fiscal situation will have on the Puerto Rico economy and on the Corporation’s financial condition and results of operations.

  In addition to loans extended to government entities, the largest loan to one borrower as of December 31, 2013 in the amount of $240.1 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation. This commercial loan is secured by individual real-estate loans, mostly 1-4 single-family residential mortgage loans in Puerto Rico. This loan is subject to collateral substitution that requires the borrower to substitute defaulted mortgages.

Troubled Debt Restructurings

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program, as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans in the U.S. mainland, fit the definition of TDRs. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of December 31, 2013, the Corporation’s total TDR loans of $630.3 million consisted of $337.2 million of residential mortgage loans, $92.0 million of commercial and industrial loans, $153.6 million of commercial mortgage loans, $20.1 million of construction loans, and $27.3 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $0.5 million as of December 31, 2013.

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

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDR when the trial offer is made and continue to be classified as TDR regardless of whether the borrower enters into a permanent modification. As of December 31, 2013, the Corporation classified an additional $8.5 million of residential mortgage loans as TDRs that were participating in or had been offered a trial modification.

    For the commercial real estate, commercial and industrial, and construction portfolios, at the time of a restructuring, the Corporation determines, on a loan-by-loan basis, whether a concession was granted for economic or legal reasons related to the borrower’s financial difficulty. Concessions granted for commercial loans could include: reductions in interest rates to rates that are considered below market; extension of repayment schedules and maturity dates beyond original contractual terms; waivers of borrower covenants; forgiveness of principal or interest; or other contract changes that would be considered a concession. The Corporation mitigates loan defaults for its commercial loan portfolios through its collection function. The function’s objective is to minimize both early stage delinquencies and losses upon default of commercial loans. In the case of commercial and industrial, commercial mortgage, and construction loan portfolios, the Special Asset Group (“SAG”) focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of OREO.  In addition to the management of the resolution process for problem loans, the SAG oversees collection efforts for all loans to prevent migration to the non-performing and/or adversely classified status.  The SAG utilizes relationship officers, collection specialists, and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary. The SAG utilizes its collections infrastructure of workout collection officers, credit work-out specialists, in-house legal counsel, and third-party consultants. In the case of residential construction projects and large commercial loans, the function also utilizes third-party specialized consultants to monitor the residential and commercial construction projects in terms of construction, marketing and sales, and assists with the restructuring of large commercial loans. In addition, the Corporation extends, renews, and restructures loans with satisfactory credit profiles. Many commercial loan facilities are structured as lines of credit, which are mainly one year in term and therefore are required to be renewed annually. Other facilities may be restructured or extended from time to time based upon changes in the borrower’s business needs, use of funds, the timing of the completion of projects, and other factors. If the borrower is not deemed to have financial difficulties, extensions, renewals, and restructurings are done in the normal course of business and not considered concessions, and the loans continue to be recorded as performing.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Selected information on TDRs that includes the recorded investment by loan class and modification type is summarized
	in the following tables. This information reflects all TDRs:

		December 31, 2013
	(In thousands)	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Other (1)	Total
	Troubled Debt Restructurings:
	Non-FHA/VA Residential Mortgage loans	$23,428	$6,059	$274,562	$-	$33,195	$337,244
	Commercial Mortgage Loans	36,543	12,985	83,993	7	20,048	153,576
	Commercial and Industrial Loans	12,099	11,341	12,835	3,122	52,554	91,951
	Construction Loans:
	Land	878	2,012	1,760	-	675	5,325
	Construction-Commercial	-	-	3,924	-	-	3,924
	Construction-Residential	6,054	160	3,173	994	513	10,894
	Consumer Loans - Auto	-	706	8,350	-	5,066	14,122
	Finance Leases	-	1,286	1,072	-	-	2,358
	Consumer Loans - Other	227	256	8,638	-	1,743	10,864
	Total Troubled Debt Restructurings (2)	$79,229	$34,805	$398,307	$4,123	$113,794	$630,258

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
	included TDRs with a book value of $158.4 million at the time of the transfer. The carrying value of TDRs held for sale amounted to
	$45.9 million as of December 31, 2013.

		December 31, 2012
	(In thousands)	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance agreement (1)	Other (2)	Total
	Troubled Debt Restructurings:
	Non-FHA/VA Residential Mortgage loans	$21,288	$4,178	$338,731	$-	$-	$47,687	$411,884
	Commercial Mortgage Loans	103,203	15,578	105,695	46,855	-	16,332	287,663
	Commercial and Industrial Loans	28,761	15,567	26,054	11,951	9,492	41,244	133,069
	Construction Loans:
	Land	964	2,207	1,738	-	-	570	5,479
	Construction-Commercial	-	-	4,085	-	56,363	-	60,448
	Construction-Residential	5,477	1,988	3,337	-	5,535	3,929	20,266
	Consumer Loans - Auto	-	1,012	7,452	-	-	2,968	11,432
	Finance Leases	-	1,512	507	-	-	-	2,019
	Consumer Loans - Other	451	438	6,472	-	-	2,109	9,470
	Total Troubled Debt Restructurings	$160,144	$42,480	$494,071	$58,806	$71,390	$114,839	$941,730

(1)	Mainly related to one construction relationship amounting to $53.4 million transferred to held for sale in 2013.
(2)	Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered
	insignificant, payment plans under judicial stipulation, or a combination of the concessions listed in the table above.

The following table presents the Corporation's TDR activity:

(In thousands)	Year Ended
December 31, 2013
Beginning balance of TDRs	$941,730
New TDRs	124,424
Increases to existing TDRs - additional disbursements	2,864
Charge-offs postmodification	(132,595)
Sales, net of charge-offs	(104,915)
Foreclosures	(11,886)
Removed from TDR classification	(6,764)
TDRs transferred to held for sale	(129,964)
Paid-off and partial payments	(52,636)
Ending balance of TDRs	$630,258

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

TDRs are classified as either accrual or nonaccrual loans. A loan on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loans being returned to accrual at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Loan modifications increase the Corporation’s interest income by returning a non-performing loan to performing status, if applicable, increase cash flows by providing for payments to be made by the borrower, and avoid increases in foreclosure and OREO costs. The Corporation continues to consider a modified loan as an impaired loan for purposes of estimating the allowance for loan and lease losses. A TDR loan that specifies an interest rate that at the time of the restructuring is greater than or equal to the rate the Corporation is willing to accept for a new loan with comparable risk may not be reported as a TDR, or an impaired loan in the calendar years subsequent to the restructuring, if it is in compliance with its modified terms. During the year ended December 31, 2013, $6.8 million of loans was removed from the TDR classification, as reflected in the table above.

	The following table provides a breakdown between accrual and nonaccrual of TDRs:

	(In thousands)	December 31, 2013

		Accrual	Nonaccrual (1) (2)	Total TDRs

	Non-FHA/VA Residential Mortgage loans	$263,919	$73,324	$337,243
	Commercial Mortgage Loans	53,509	38,441	91,950
	Commercial and Industrial Loans	84,419	69,156	153,575
	Construction Loans:
	Land	1,000	4,325	5,325
	Construction-commercial	-	3,924	3,924
	Construction-residential	3,332	7,562	10,894
	Consumer Loans - Auto	8,512	5,610	14,122
	Finance Leases	2,275	85	2,360
	Consumer Loans - Other	8,417	2,448	10,865
	Total Troubled Debt Restructurings	$425,383	$204,875	$630,258

(1)	Included in non-accrual loans are $95.7 million in loans that are performing under the terms of the restructuring agreement but are reported
	in non-accrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for
	reinstatement to accrual status and there is no doubt about full collectibility.
(2)	Excludes non-accrual TDRs held for sale with a carrying value of $45.9 million as of December 31, 2013.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	(In thousands)	December 31, 2012

		Accrual	Nonaccrual (1)	Total TDRs

	Non-FHA/VA Residential Mortgage loans	$287,198	$124,686	$411,884
	Commercial Mortgage Loans	163,079	124,584	287,663
	Commercial and Industrial Loans	36,688	96,381	133,069
	Construction Loans:
	Land	1,607	3,873	5,480
	Construction-commercial	-	61,488	61,488
	Construction-residential	947	18,278	19,225
	Consumer Loans - Auto	6,615	4,817	11,432
	Finance Leases	1,900	119	2,019
	Consumer Loans - Other	6,744	2,726	9,470
	Total Troubled Debt Restructurings	$504,778	$436,952	$941,730

(1)	Included in non-accrual loans are $197.2 million in loans that are performing under the terms of the restructuring agreement but are
	reported in non-accrual until the restructured loans meet the criteria of sustained payment performance under the revised terms for
	reinstatement to accrual status and there is no doubt about full collectibility.

TDRs exclude restructured mortgage loans that are government-guaranteed (i.e., FHA/VA loans) totaling $90.6 million. The Corporation excludes government-guaranteed loans from TDRs given that in the event that the borrower defaults on the loan, the principal and interest (debenture rate) are guaranteed by the U.S. government; therefore, the risk of loss on these types of loans is very low. The Corporation does not consider loans with government guarantees to be impaired loans for the purpose of calculating the allowance for loan and lease losses.

Loan modifications that are considered TDRs completed during 2013 and 2012 were as follows:

(In thousands)	Year ended December 31, 2013
	Number of contracts	Premodification Outstanding Recorded Investment	Postmodification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	292	$48,181	$48,664
Commercial Mortgage Loans	17	6,000	6,161
Commercial and Industrial Loans	27	79,531	53,525
Construction Loans:
Land	7	341	344
Construction-Commercial	-	-	-
Construction-Residential	1	195	195
Consumer Loans - Auto	557	7,582	7,582
Finance Leases	75	1,435	1,435
Consumer Loans - Other	1,452	6,518	6,518
Total Troubled Debt Restructurings	2,428	$149,783	$124,424

(in thousands)	Year ended December 31, 2012
	Number of contracts	Premodification Outstanding Recorded Investment	Postmodification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	491	$80,000	$80,368
Commercial Mortgage Loans	43	103,930	103,912
Commercial and Industrial Loans	72	90,639	71,039
Construction Loans:
Land	7	2,654	2,655
Construction-Commercial	4	5,257	5,247
Construction-Residential	1	4,179	4,180
Consumer Loans - Auto	486	6,036	5,993
Finance Leases	86	1,579	1,579
Consumer Loans - Other	1,122	7,033	7,033
Total Troubled Debt Restructurings	2,312	$301,307	$282,006

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Loan modifications considered TDRs that defaulted during the years ended 2013 and 2012, and had become TDRs during the 12 months preceding the default date, were as follows:

	Year ended December 31,
(In thousands)	2013		2012
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment

Non-FHA/VA Residential Mortgage loans	81	$13,415	166	$26,669
Commercial Mortgage Loans	1	46,102	11	6,057
Commercial and Industrial Loans	2	3,829	13	30,629
Construction Loans
Land	2	66	-	-
Construction-commercial	-	-	1	2,999
Construction-Residential	1	186	1	5,383
Consumer Loans - Auto	9	86	43	448
Consumer Loans - Other	40	219	73	410
Finance Leases	3	38	3	70
Total	139	$63,941	311	$72,665

For certain TDRs, the Corporation splits the loans into two new notes, A and B notes. The A note is restructured to comply with the Corporation’s lending standards at current market rates, and is tailored to suit the customer’s ability to make timely interest and principal payments. The B note includes the granting of the concession to the borrower and varies by situation. The B note is charged off but the borrower’s obligation is not forgiven, and any payments collected are accounted for as recoveries. At the time of the restructuring, the A note is identified and classified as a TDR. If the loan performs for at least six months according to the modified terms, the A note may be returned to accrual status. The borrower’s payment performance prior to the restructuring is included in assessing whether the borrower can meet the new terms and may result in the loans being returned to accrual status at the time of the restructuring. In the periods following the calendar year in which a loan is restructured, the A note may no longer be reported as a TDR if it is on accrual, complies with its modified terms, and yields a market rate (as determined and documented at the time of the restructure).

The recorded investment in loans restructured using the A/B note restructure workout strategy was approximately $78.3 million and $129.4 million at December 31, 2013 and 2012, respectively. The following table provides additional information about the volume of this type of loan restructuring and the effect on the allowance for loan and lease losses in 2013 and 2012:

(In thousands)	December 31, 2013	December 31, 2012
Principal balance deemed collectible at end of year	$78,342	$129,405
Amount charged off, net	$20,889	$2,735
(Reductions) charges to the provision for loan losses (1)	$(4,084)	$1,090
Allowance for loan losses at end of year	$1,436	$5,318

(1)	During 2013, the Corporation recorded a recovery of $4.5 million related to a restructured loan that was repaid.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Of the loans comprising the $78.3 million that has been deemed to be collectible, approximately $76.6 million was placed in accruing status as the borrowers have exhibited a period of sustained performance. These loans continue to be individually evaluated for impairment purposes.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 8 – ALLOWANCE FOR LOAN AND LEASE LOSSES

	The changes in the allowance for loan and lease losses were as follows:

	(In thousands)	Residential	Commercial	Commercial and	Construction	Consumer
	Year Ended December 31, 2013	Mortgage Loans	Mortgage Loans	Industrial Loans	Loans	Loans	Total
	Allowance for loan and lease losses:
	Beginning balance	$68,354	$97,692	$146,900	$61,600	$60,868	$435,414
	Charge-offs	(30,192)	(27,400)	(65,171)	(30,539)	(63,108)	(216,410)
	Charge-offs related to bulk sales	(98,972)	(40,057)	(44,678)	(12,784)	-	(196,491)
	Recoveries	1,165	4,855	4,636	2,076	6,862	19,594
	Provision	92,755	27,357	53,048	16,712	53,879	243,751
	Reclassification (1)	-	10,691	(9,440)	(1,251)	-	-
	Ending balance	$33,110	$73,138	$85,295	$35,814	$58,501	$285,858
	Ending balance: specific reserve for impaired loans	$18,125	$32,189	$26,686	$22,144	$3,457	$102,601
	Ending balance: purchased credit-impaired loans	$-	$-	$-	$-	$-	$-
	Ending balance: general allowance	$14,985	$40,949	$58,609	$13,670	$55,044	$183,257
	Loans held for investment:
	Ending balance	$2,549,008	$1,823,608	$3,028,322	$168,713	$2,066,519	$9,636,170
	Ending balance: impaired loans	$410,994	$219,372	$187,104	$72,717	$28,925	$919,112
	Ending balance: purchased credit-impaired
	loans	$-	$-	$-	$-	$4,791	$4,791
	Ending balance: loans with general allowance	$2,138,014	$1,604,236	$2,841,218	$95,996	$2,032,803	$8,712,267

(1)	Refer to Note 7 for information about the reclassification of certain loans between commercial and industrial and commercial mortgage made in the second quarter 2013.

(In thousands)	Residential	Commercial	Commercial and	Construction	Consumer
Year Ended December 31, 2012	Mortgage Loans	Mortgage Loans	Industrial Loans	Loans	Loans	Total
Allowance for loan and lease losses:
Beginning balance	$68,678	$108,992	$164,490	$91,386	$60,371	$493,917
Charge-offs	(37,944)	(21,779)	(49,521)	(45,008)	(43,735)	(197,987)
Recoveries	1,089	810	3,605	4,267	9,214	18,985
Provision (release)	36,531	(778)	38,773	10,955	35,018	120,499
Reclassification	-	10,447	(10,447)	-	-	-
Ending balance	$68,354	$97,692	$146,900	$61,600	$60,868	$435,414
Ending balance: specific reserve for impaired loans	$47,171	$50,959	$80,167	$39,572	$3,880	$221,749
Ending balance: purchased credit-impaired loans	$-	$-	$-	$-	$-	$-
Ending balance: general allowance	$21,183	$46,733	$66,733	$22,028	$56,988	$213,665
Loans held for investment:
Ending balance	$2,747,217	$1,883,798	$3,048,547	$361,875	$2,012,677	$10,054,114
Ending balance: impaired loans	$584,719	$354,525	$320,030	$180,683	$25,337	$1,465,294
Ending balance: purchased credit-impaired
loans	$-	$-	$-	$-	$10,602	$10,602
Ending balance: loans with general allowance	$2,162,498	$1,529,273	$2,728,517	$181,192	$1,976,738	$8,578,218

The bulk sale of approximately $217.7 million of adversely classified assets in the first quarter of 2013, mainly commercial loans, resulted in charge-offs of approximately $98.5 million. In determining the historical loss rate for the computation of the general reserve for commercial loans, the Corporation includes the portion of these charge-offs that was related to the acceleration of previously reserved credit losses amounting to approximately $39.9 million.  The Corporation considered that the portion not deemed to be credit-related losses was not indicative of the ultimate losses that might have occurred had the assets been resolved on an individual basis, over time and not in a steeply discounted bulk sale.  A transaction, such as this one, entered into to expedite the reduction of non-performing and adversely classified assets, can result in charge-offs that are not reflective of the true credit-related charge-off history since there is a component related to the discounted value realized on a bulk sale basis. Accordingly, the Corporation concluded that it is reasonable to exclude the component related to the discounted value from its historical charge-offs analysis used in estimating its allowance for loan losses.

As of December 31, 2013, the Corporation maintains a $0.4 million reserve for unfunded loan commitments mainly related to outstanding construction and commercial and industrial loan commitments. The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments to borrowers that are experiencing financial difficulties at the balance sheet date. It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statement of financial condition.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 9 – LOANS HELD FOR SALE

The Corporation’s loans held-for-sale portfolio was composed of:

	December 31,
	2013	2012
	(In thousands)
Residential mortgage loans	$21,168	$82,753
Construction loans	47,802	-
Commercial and Industrial loans	-	1,178
Commercial mortgage loans	6,999	1,463
Total	$75,969	$85,394

  Non-performing loans held for sale totaled $54.8 million as of December 31, 2013 ($7.0 million commercial mortgage and $47.8 million construction loans) and $2.2 million ($1.1 million commercial and industrial and $1.1 million commercial mortgage) as of December 31, 2012.

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

      In addition, during 2013, the Corporation foreclosed on the collateral underlying $39.2million related to one of the loans written-off and transferred to held for sale in the first quarter of 2013. The Corporation recorded losses of $4.9 million in 2013 related to this loan after the transfer to held for sale ($1.7 million mainly of lower of cost of market adjustment, recorded as part of “Other income” in the Statement of (loss) income, and $3.2 million of write-downs to the value of foreclosed properties recorded as part of “Net loss on OREO and OREO operations in the statement of (loss) income.

      Furthermore, in the third quarter of 2013 approximately $6.4million of construction loan held for sale participations were paid-off, resulting in a gain of $0.3million, recorded as part of “Other income.”

   The Corporation continues to seek to resolve and dispose of its non-performing commercial and construction loans held for sale.

NOTE 10 – RELATED-PARTY TRANSACTIONS

The Corporation granted loans to its directors, executive officers, and certain related individuals or entities in the ordinary of business. The movement and balance of these loans were as follows:

Amount
(In thousands)
Balance at December 31, 2011	$6,155

New loans	71
Payments	(147)
Other changes	(1,986)
Balance at December 31, 2012	4,093

New loans	51
Payments	(750)
Other changes	(1,999)
Balance at December 31, 2013	$1,395

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

These loans do not involve more than normal risk of collectibility and management considers that they present terms that are no more favorable than those that would have been obtained if the transactions had been with unrelated parties.  The amounts reported as other changes include changes in the status of those who are considered related parties, which, for 2013, was mainly related to the resignation of one independent director and, for 2012, was mainly due to the resignation of five independent directors of the Corporation.

From time to time, the Corporation, in the ordinary course of its business, obtains services from related parties or makes contributions to non-profit organizations that have some association with the Corporation. Management believes the terms of such arrangements are consistent with arrangements entered into with independent third parties.

NOTE 11 – PREMISES AND EQUIPMENT

Premises and equipment comprise:

	Useful Life In Years	As of December 31,
		2013	2012
		(Dollars in thousands)

Buildings and improvements	10-40	$141,836	$143,611
Leasehold improvements	1-15	57,833	59,670
Furniture and equipment	3-10	147,640	144,441
		347,309	347,722

Accumulated depreciation		(216,170)	(196,770)

		131,139	150,952
Land		25,655	27,920
Projects in progress		10,152	2,491
Total premises and equipment, net		$166,946	$181,363

Depreciation and amortization expense amounted to $ 24.0 million, $24.2 million, and $24.5 million for the years ended December 31, 2013, 2012, and 2011, respectively. During 2013, the Corporation reclassified at fair value approximately $2.2 million to other assets held for sale certain fixed assets no longer being used for operations after the consolidation of certain bank branches. This resulted in a charge of $0.5 million recorded as part of “other non-interest income” on the statement of (loss) income.

NOTE 12 – GOODWILL AND OTHER INTANGIBLES

Goodwill as of December 31, 2013 and 2012 amounted to $28.1 million, recognized as part of “Other Assets” in the consolidated statement of financial condition. The Corporation conducted its annual evaluation of goodwill and other intangibles during the fourth quarter of 2013. The Corporation’s goodwill is related to the acquisition of FirstBank Florida in 2005.

The Corporation bypassed the qualitative assessment in 2013 and proceeded directly to perform the first step of the two-step goodwill impairment test. The Step 1 involves a comparison of the estimated fair value of the reporting unit to its carrying value, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired. If the carrying value exceeds the estimated fair value, there is an indication of potential impairment and the second step should be performed to measure the amount of the impairment.

The Step 1 evaluation of goodwill allocated to the Florida reporting unit under both valuation approaches (market and discounted cash flow analysis) indicated that the fair value of the unit was above the carrying amount of its equity book value as of the valuation date (October 1); therefore, the completion of Step 2 was not required. Based on the analysis under both the market and discounted cash flow analysis, the estimated fair value of equity of the reporting unit exceeded the carrying amount of the entity, including goodwill at the evaluation date. Goodwill was not impaired as of December 31, 2013 or 2012, nor was any goodwill written off due to impairment during 2013, 2012, and 2011.

In connection with the acquisition of the FirstBank-branded credit card loan portfolio, in the second quarter of 2012, the Corporation recognized a purchased credit card relationship intangible of $24.5 million, which is being amortized over the next eight years on an accelerated basis based on the estimated attrition rate of the purchased credit card accounts, which reflects the pattern in

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

which the economic benefits of the intangible asset are consumed. These benefits are consumed as the revenue stream generated by the cardholder relationship is realized.

The following tables show the gross amount and accumulated amortization of the Corporation’s intangible assets recognized as part of Other Assets in the consolidated statement of financial condition:

	December 31,	December 31,
(Dollars in thousands)	2013	2012

Core deposit intangible:
Gross amount	$45,844	$45,844
Accumulated amortization	(38,863)	(36,509)
Net carrying amount	$6,981	$9,335

Remaining amortization period	9.8 years	10.4 years

Purchased credit card relationship intangible:
Gross amount	$24,465	$24,465
Accumulated amortization	(4,678)	(954)
Net carrying amount	$19,787	$23,511

Remaining amortization period	8.0 Years	9.0 years

The following table presents the estimated aggregate annual amortization expense for intangible assets:
Amount
(In thousands)
2014	$4,943
2015	4,631
2016	4,089
2017	3,471
2018 and after	9,634

NOTE 13 – NON CONSOLIDATED VARIABLE INTEREST ENTITIES AND SERVICING ASSETS

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

    Below is a summary of transfers of financial assets to VIEs for which the Corporation has retained some level of continuing involvement:

Ginnie Mae

The Corporation typically transfers first lien residential mortgage loans in conjunction with GNMA securitization transactions in which the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by the issuer and, as such, under seller/servicer agreements, the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of December 31, 2013, the Corporation serviced loans securitized through GNMA with a principal balance of $1.0 billion.

Trust-Preferred Securities

In 2004, FBP Statutory Trust I, a financing subsidiary of the Corporation, sold to institutional investors $100 million of its variable rate trust-preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.1

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

million of FBP Statutory Trust I variable rate common securities, were used by FBP Statutory Trust I to purchase $103.1 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. Also in 2004, FBP Statutory Trust II, a statutory trust that is wholly owned by the Corporation, sold to institutional investors $125 million of its variable rate trust-preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.9 million of FBP Statutory Trust II variable rate common securities, were used by FBP Statutory Trust II to purchase $128.9 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. The debentures are presented in the Corporation’s consolidated statement of financial condition as Other Borrowings, net of related issuance costs. The variable rate trust-preferred securities are fully and unconditionally guaranteed by the Corporation. The $100 million Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and the $125 million issued in September 2004 mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Deferrable Debentures may be shortened (such shortening would result in a mandatory redemption of the variable rate trust-preferred securities). The trust-preferred securities, subject to certain limitations, qualify as Tier I regulatory capital under current applicable rules and regulations. The Collins Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act eliminates certain trust-preferred securities from Tier 1 Capital. Bank holding companies, such as the Corporation, must fully phase out these instruments from Tier 1 capital by January 1, 2016 (25% allowed in 2015 and 0% in 2016); however, these instruments may remain in Tier 2 capital until the instruments are redeemed or mature.

Grantor Trusts

During 2004 and 2005, a third party to the Corporation, from now on identified as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates. The seller initially provided the servicing for a fee, which is senior to the obligations to pay trust certificate holders. The seller then entered into a sales agreement through which it sold and issued the trust certificates in favor of the Corporation’s banking subsidiary. Currently, the Bank is the sole owner of the trust certificates; the servicing of the underlying residential mortgages that generate the principal and interest cash flows is performed by another third party, which receives a servicing fee. The securities are variable rate securities indexed to 90-day LIBOR plus a spread. The principal payments from the underlying loans are remitted to a paying agent (servicer) who then remits interest to the Bank; interest income is shared to a certain extent with the FDIC, which has an interest only strip (“IO”) tied to the cash flows of the underlying loans and is entitled to receive the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to the weighted average coupon of the securities. The FDIC became the owner of the IO upon the intervention of the seller, a failed financial institution. No recourse agreement exists and the risk from losses on non accruing loans and repossessed collateral are absorbed by the Bank as the sole holder of the certificates.  As of December 31, 2013, the amortized balance and carrying value of the Grantor Trusts amounted to $55.0 million and $40.7 million, respectively, with a weighted average yield of 2.24%.

Investment in unconsolidated entities

On February 16, 2011, FirstBank sold an asset portfolio consisting of performing and non-performing construction, commercial mortgage, and commercial and industrial loans with an aggregate book value of $269.3 million to CPG/GS, an entity organized under the laws of the Commonwealth of Puerto Rico and majority owned by PRLP Ventures LLC ("PRLP"), a company created by Goldman, Sachs & Co. and Caribbean Property Group.  In connection with the sale, the Corporation received $88.5 million in cash and a 35% interest in CPG/GS, and made a loan in the amount of $136.1 million representing seller financing provided by FirstBank. The loan has a seven-year maturity and bears variable interest at 30-day LIBOR plus 300 basis points and is secured by a pledge of all of the acquiring entity's assets as well as the PRLP's 65% ownership interest in CPG/GS. As of December 31, 2013, the carrying amount of the loan was $43.8 million, which was included in the Corporation's Commercial and Industrial loans held for investment portfolio; the carrying value of FirstBank’s equity interest in CPG/GS was $7.3 million as of December 31, 2013, accounted for under the equity method and included as part of Investment in unconsolidated entity in the Consolidated Statements of Financial Condition. When applying the equity method, the Bank follows the HLBV method to determine its share in CPG/GS’s earnings or loss. Under HLBV, the Bank determines its share in CPG/GS’s earnings or loss by determining the difference between its “claim on CPG/GS’s book value” at the end of the period as compared to the beginning of the period. This claim is calculated as the amount the Bank would receive if CPG/GS were to liquidate all of its assets at recorded amounts determined in accordance with GAAP and distribute the resulting cash to the investors, PRLP, and FirstBank, according to their respective priorities as provided in the contractual agreement. The Bank reports its share of CPG/GS’s operating results on a one-quarter lag basis. In addition, as a result of using HLBV, the difference between the Bank’s investment in CPG/GS and its claim on the book value of CPG/GS at the date of the investment, known as the basis difference, is amortized over the estimated life of the investment, or five years. CPG/GS records its loans receivable under the fair value option. Equity in loss of unconsolidated entity for the year ended December 31, 2013 of $16.7 million includes $4.5 million related to the amortization of the basis differential, compared to equity in loss of unconsolidated entity of $19.3 million for 2012.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

FirstBank also provided an $80 million advance facility to CPG/GS to fund unfunded commitments and costs to complete projects under construction, which was fully disbursed in 2011, and a $20 million working capital line of credit to fund certain expenses of CPG/GS. During 2013, the working capital line of credit was renewed and reduced to $7 million for a period of two years expiring September 2015. During 2012, CPG/GS repaid the outstanding balance of the advance facility to fund unfunded commitments, and the funds became available to redraw under a one-time revolver agreement. These loans bear variable interest at 30-day LIBOR plus 300 basis points. As of December 31, 2013, the carrying value of the revolver agreement and working capital line were $25.6 million and $0, respectively, and are included in the Corporation's commercial and industrial loans held for investment portfolio.

Cash proceeds received by CPG/GS are first used to cover operating expenses and debt service payments, including the note receivable, the advanced facility, and the working capital line described above, which must be substantially repaid before proceeds can be used for other purposes, including the return of capital to both PRLP and FirstBank. FirstBank will not receive any return on its equity interest until PRLP receives an aggregate amount equivalent to its initial investment and a priority return of at least 12%, resulting in FirstBank’s interest in CPG/GS being subordinate to PRLP’s interest. CPG/GS will then begin to make payments pro rata to PRLP and FirstBank, 35% and 65%, respectively, until FirstBank has achieved a 12% return on its invested capital and the aggregate amount of distributions is equal to FirstBank’s capital contributions to CPG/GS. FirstBank may experience further losses associated with this transaction due to this subordination in an amount equal to up to the value of its interest in CPG/GS. Factors that could impact FirstBank’s recoverability of its equity interest include lower than expected sale prices of units underlying CPG/GS assets and/or lower than projected liquidation value of the underlying collateral and changes in the expected timing of cash flows, among others.

The Bank has determined that CPG/GS is a VIE in which the Bank is not the primary beneficiary.  In determining the primary beneficiary of CPG/GS, the Bank considered applicable guidance that requires the Bank to qualitatively assess the determination of the primary beneficiary (or consolidator) of CPG/GS based on whether it has both the power to direct the activities of CPG/GS that most significantly impact the entity's economic performance and the obligation to absorb losses of CPG/GS that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The Bank determined that it does not have the power to direct the activities that most significantly impact the economic performance of CPG/GS as it does not have the right to manage the loan portfolio, impact foreclosure proceedings, or manage the construction and sale of the property; therefore, the Bank concluded that it is not the primary beneficiary of CPG/GS. As a creditor to CPG/GS, the Bank has certain rights related to CPG/GS; however, these are intended to be protective in nature and do not provide the Bank with the ability to manage the operations of CPG/GS. Since CPG/GS is not a consolidated subsidiary of the Bank and the transaction met the criteria for sale accounting under authoritative guidance, the Bank accounted for this transaction as a true sale, recognizing the cash received, the notes receivable, and the interest in CPG/GS, and derecognizing the loan portfolio sold.

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

	The changes in servicing assets are shown below:

		Year Ended December 31,
		2013	2012	2011
		(In thousands)
	Balance at beginning of year	$17,524	$15,226	$15,163
	Capitalization of servicing assets	7,649	6,348	5,150
	Amortization	(3,289)	(3,014)	(2,491)
	Adjustment to servicing assets for loans repurchased (1)	(357)	(642)	(305)
	Adjustment to fair value	460	(394)	(2,291)
	Balance at end of year	$21,987	$17,524	$15,226

(1)	Amount represents the adjustment to fair value related to the repurchase of loans serviced for others.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Changes in the impairment allowance were as follows:

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Balance at beginning of year	$672	$2,725	$434
Temporary impairment charges	277	763	2,732
OTTI of servicing assets	-	(2,447)	-
Recoveries	(737)	(369)	(441)
Balance at end of year	$212	$672	$2,725

The components of net servicing income are shown below:

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Servicing fees	$7,164	$5,650	$5,268
Late charges and prepayment penalties	701	642	751
Adjustment for loans repurchased	(357)	(642)	(305)
Other	(407)	-	-
Servicing income, gross	7,101	5,650	5,714
Amortization and impairment of servicing assets	(2,829)	(3,408)	(4,782)
Servicing income, net	$4,272	$2,242	$932

The Corporation’s servicing assets are subject to prepayment and interest rate risks. Key economic assumptions used in determining the fair value at the time of sale ranged as follows:

	Maximum	Minimum
2013:
Constant prepayment rate:
Government-guaranteed mortgage loans	10.5%	8.9%
Conventional conforming mortgage loans	10.9%	8.7%
Conventional non-conforming mortgage loans	14.3%	12.3%
Discount rate:
Government-guaranteed mortgage loans	12.0%	11.5%
Conventional conforming mortgage loans	10.0%	9.5%
Conventional non-conforming mortgage loans	14.3%	13.8%

2012:
Constant prepayment rate:
Government-guaranteed mortgage loans	12.4%	11.6%
Conventional conforming mortgage loans	12.8%	12.3%
Conventional non-conforming mortgage loans	13.8%	13.3%
Discount rate:
Government-guaranteed mortgage loans	12.0%	12.0%
Conventional conforming mortgage loans	10.0%	10.0%
Conventional non-conforming mortgage loans	14.3%	14.3%

2011:
Constant prepayment rate:
Government-guaranteed mortgage loans	12.9%	10.6%
Conventional conforming mortgage loans	14.3%	12.7%
Conventional non-conforming mortgage loans	13.9%	11.7%
Discount rate:
Government-guaranteed mortgage loans	12.0%	11.3%
Conventional conforming mortgage loans	11.5%	9.3%
Conventional non-conforming mortgage loans	15.0%	13.8%

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     At December 31, 2013, fair values of the Corporation’s servicing assets were based on a valuation model that incorporates market driven assumptions regarding discount rates and mortgage prepayment rates, adjusted by the particular characteristics of the Corporation’s servicing portfolio. The weighted averages of the key economic assumptions used by the Corporation in its valuation model and the sensitivity of the current fair value to immediate 10% and 20% adverse changes in those assumptions for mortgage loans as of December 31, 2013 were as follows:

(Dollars in thousands)
Carrying amount of servicing assets	$21,987
Fair value	$24,679
Weighted average expected life (in years)	9.84

Constant prepayment rate (weighted average annual rate)	8.90%
Decrease in fair value due to 10% adverse change	$897
Decrease in fair value due to 20% adverse change	$1,739

Discount rate (weighted average annual rate)	10.60%
Decrease in fair value due to 10% adverse change	$1,046
Decrease in fair value due to 20% adverse change	$2,012

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

NOTE 14 – DEPOSITS AND RELATED INTEREST

The following table summarizes deposit balances:
	December 31,
	2013	2012
	(In thousands)

Type of account and interest rate:
Non-interest-bearing checking accounts	$851,212	$837,387
Savings accounts - 0.20% to 1.00% (2012- 0.25% to 1.21%)	2,334,831	2,295,766
Interest-bearing checking accounts - 0.25% to 1.06% (2012- 0.25% to 1.16%)	1,167,480	1,108,053
Certificates of deposit- 0.10% to 5.05% (2012- 0.10% to 5.43%)	2,384,378	2,248,896
Brokered certificates of deposit- 0.45% to 4.94% (2012- 0.40% to 5.32%)	3,142,023	3,374,444
	$9,879,924	$9,864,546

The weighted average interest rate on total interest-bearing deposits as of December 31, 2013 and 2012 was 0.93% and 1.10%, respectively.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

As of December 31, 2013, the aggregate amount of overdrafts in demand deposits that were reclassified as loans amounted to $2.6 million (2012 — $18.6 million).

The following table presents a summary of CDs, including brokered CDs, with a remaining term of more than one year as of December 31, 2013:
Total
(In thousands)

Over one year to two years	$1,643,085
Over two years to three years	499,202
Over three years to four years	159,750
Over four years to five years	135,550
Over five years	19,008
Total	$2,456,595

     As of December 31, 2013, CDs in denominations of $100,000 or higher amounted to $4.7 billion (2012 — $4.7 billion) including brokered CDs of $3.1 billion (2012 — $3.4 billion) at a weighted average cost of 0.97% (2012 — 1.50%) issued to deposit brokers in the form of large ($100,000 or more) certificates of deposit that are generally participated out by brokers in shares of less than $100,000.  As of December 31, 2013, unamortized broker placement fees amounted to $9.1 million (2012— $9.2 million), which are amortized over the contractual maturity of the brokered CDs under the interest method.

Brokered certificates of deposit mature as follows:

December 31,
2013
(In thousands)

One to ninety days	$351,371
Over ninety days to one year	1,359,550
One to three years	1,242,731
Three to five years	169,888
Over five years	18,483
Total	$3,142,023

As of December 31, 2013, deposit accounts issued to government agencies with a carrying value of $705.8 million (2012 — $529.4 million) were collateralized by securities and loans with an amortized cost of $784.0 million (2012 — $561.1 million) and an estimated market value of $761.9 million (2012 — $570.1 million). As of December 31, 2013, the Corporation had $546.5 million of government deposits in Puerto Rico (2012- $346.4 million) and $159.3 million in the Virgin Islands (2012- $183.0 million).

In 2014, Act 24-2014 was approved by the Puerto Rico Legislature, seeking to further strengthen the liquidity of the Government Development Bank of Puerto Rico (“GDB”) and the GDB’s oversight of public funds. The GDB has identified approximately $450 million in public funds deposited in private financial institutions in Puerto Rico that the GDB’s management currently expects to capture in the first half of calendar year 2014. The Corporation believes that $250 million in public deposits held by the Corporation are at high risk of migration. Current and future liquidity levels have been planned considering that risk. As such, no material adverse effects are expected as a result of the potential reduction in public funds.

A table showing interest expense on deposits follows:
	Year Ended December 31,
	2013	2012	2011
		(In thousands)
Interest-bearing checking accounts	$8,419	$9,421	$13,760
Savings	15,852	17,382	20,530
Certificates of deposit	29,264	34,602	45,960
Brokered certificates of deposit	38,252	66,854	111,477
Total	$91,787	$128,259	$191,727

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The interest expense on deposits includes the amortization of broker placement fees related to brokered CDs amounting to $7.9 million, $9.9 million, and $16.3 million for 2013, 2012, and 2011, respectively.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 15 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

   Securities sold under agreements to repurchase (repurchase agreements) consist of the following:

		December, 31
		2013	2012
		(Dollars in thousands)

	Repurchase agreements, interest ranging from 2.45% to 3.32%
	(December 31, 2012 -2.45% to 3.39%) (1)	$900,000	$900,000

(1)	As of December 31, 2013, includes $700.0 million with an average rate of 2.90%, that lenders have the right to call before
	their contractual maturities at various dates beginning on January 9, 2014. Also includes $700 million, which are currently
	tied to variable rates.

The weighted average interest rates on repurchase agreements as of December 31, 2013 and 2012 were 2.83% and 2.86%, respectively. Accrued interest payable on repurchase agreements amounted to $4.5 million and $4.6 million as of December 31, 2013 and 2012, respectively.

Repurchase agreements mature as follows:

December 31, 2013
(In thousands)

Two to three years	$400,000
Three to five years	500,000
Total	$900,000

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following securities were sold under agreements to repurchase:

	December 31, 2013
	Amortized		Approximate	Weighted
	Cost of		Fair Value	Average
	Underlying	Balance of	of Underlying	Interest Rate
Underlying Securities	Securities	Borrowing	Securities	of Security
	(In thousands)

U.S. government-sponsored agencies	$212,218	$178,360	$198,968	1.31%
Mortgage-backed securities	858,626	721,640	843,514	2.59%

Total	$1,070,844	$900,000	$1,042,482

Accrued interest receivable	$2,925

	December 31, 2012
	Amortized		Approximate	Weighted
	Cost of		Fair Value	Average
	Underlying	Balance of	of Underlying	Interest Rate
Underlying Securities	Securities	Borrowing	Securities	of Security
	(In thousands)

U.S. government-sponsored agencies	$75,075	$64,856	$75,041	1.02%
Mortgage-backed securities	966,732	835,144	995,927	2.79%

Total	$1,041,807	$900,000	$1,070,968

Accrued interest receivable	$2,916

The maximum aggregate balance outstanding at any month-end during 2013 was $900 million (2012 — $1.0 billion). The average balance during 2013 was $900.0 million (2012 — $932.7 million). The weighted-average interest rate during 2013 and 2012 was 2.88% and 3.05%, respectively.

As of December 31, 2013 and 2012, the securities underlying such agreements were delivered to the dealers with which the repurchase agreements were transacted.

Repurchase agreements as of December 31, 2013, grouped by counterparty, were as follows:

(Dollars in thousands)		Weighted Average
Counterparty	Amount	Maturity (In Months)

Citigroup Global Markets	$300,000	34
JP Morgan Chase	200,000	38
Dean Witter / Morgan Stanley	100,000	46
Credit Suisse First Boston	300,000	48
	$900,000

As part of the Corporation’s balance sheet restructuring strategies, approximately $400 million of repurchase agreements were repaid prior to maturity during 2011, realizing a loss of $10.6 million on the early extinguishment of debt. The repaid repurchase

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

agreements were scheduled to mature at various dates between September 2011 and September 2012 and had a weighted-average cost of 2.74%. Prepayment penalties of $10.6 million for the early termination of the repurchase agreements were offset with gains of $11.0 million from the sale of low-yielding investment securities.

NOTE 16 – ADVANCES FROM FEDERAL HOME LOAN BANK (FHLB)

The following is a summary of the advances from the FHLB:

	December 31,	December 31,
	2013	2012

	(In thousands)

Fixed-rate advances from FHLB, with a weighted average
interest rate of 1.11% (December 31, 2012 - 2.26%)	$300,000	$508,440

Advances from FHLB mature as follows:

December 31,
2013
(In thousands)

Over one to three years	$100,000
Three to Four years	200,000
Total	$300,000

Advances are received from the FHLB under an Advances, Collateral Pledge, and Security Agreement (the “Collateral Agreement”). Under the Collateral Agreement, the Corporation is required to maintain a minimum amount of qualifying mortgage collateral with a market value of generally 125% or higher than the outstanding advances. As of December 31, 2013, the estimated value of specific mortgage loans pledged as collateral amounted to $764.6 million (2012 — $768.1 million), as computed by the FHLB for collateral purposes. The carrying value of such loans as of December 31, 2013 amounted to $988.0 million (2012 — $1.1billion). In addition, securities with an approximate estimated value of $1.6 million (2012 — $48.0 million) and a carrying value of $1.6 million (2012— $49.5 million) were pledged to the FHLB. As of December 31, 2013, the Corporation had additional capacity of approximately $466.2 million on this credit facility based on collateral pledged at the FHLB, including a haircut reflecting the perceived risk associated with holding the collateral. Haircut refers to the percentage by which an asset’s market value is reduced for the purpose of collateral levels. Advances may be repaid prior to maturity, in whole or in part, at the option of the borrower upon payment of any applicable fee specified in the contract governing such advance. In calculating the fee, due consideration is given to (i) all relevant factors, including but not limited to, any and all applicable costs of repurchasing and/or prepaying any associated liabilities and/or hedges entered into with respect to the applicable advance; (ii) the financial characteristics, in their entirety, of the advance being prepaid; and (iii), in the case of adjustable-rate advances, the expected future earnings of the replacement borrowing as long as the replacement borrowing is at least equal to the original advance’s par amount and the replacement borrowing’s tenor is at least equal to the remaining maturity of the prepaid advance.

Also, as part of the Corporation’s deleveraging strategies, $100 million of advances from FHLB was repaid prior to maturity during the second quarter of 2011, which resulted in a $0.2 million loss on early extinguishment. The $100 million was scheduled to mature in July 2011 and had an interest rate of 1.62%.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 17 – OTHER BORROWINGS

 Other borrowings consist of:

	December 31,	December 31,
	2013	2012
	(In thousands)
Junior subordinated debentures due in 2034,
interest-bearing at a floating rate of 2.75%
over 3-month LIBOR (2.99% as of December 31, 2013
and 3.06% as of December 31, 2012)	$103,093	$103,093

Junior subordinated debentures due in 2034,
interest-bearing at a floating rate of 2.50%
over 3-month LIBOR (2.75% as of December 31, 2013
and 2.81% as of December 31, 2012)	128,866	128,866
	$231,959	$231,959

NOTE 18 – EARNINGS PER COMMON SHARE

The calculation of earnings per common share for the years ended December 31, 2013, 2012, and 2011 is as follows:

	Year Ended December 31,

(In thousands, except per share information)	2013	2012	2011

Net (loss) income	$(164,487)	$29,782	$(82,232)
Cumulative convertible preferred stock dividend (Series G)	-	-	(16,903)
Preferred stock discount accretion (Series G) (1)	-	-	(5,634)
Favorable impact from issuing common stock in exchange for Series G
mandatorily convertible preferred stock (Refer to Note 20) (2)	-	-	277,995
Net (loss) income attributable to common stockholders- basic	(164,487)	29,782	173,226
Convertible preferred stock dividends and accretion	-	-	22,537
Net income (loss) attributable to common stockholders- diluted	$(164,487)	$29,782	$195,763

Average common shares outstanding	205,542	205,366	64,466
Average potential common shares	-	462	25,192
Average common shares outstanding - assuming dilution	205,542	205,828	89,658

Basic (loss) earnings per common share	$(0.80)	$0.15	$2.69

Diluted (loss) earnings per common share	$(0.80)	$0.14	$2.18

____________
(1)	Includes a noncash adjustment of $0.2 million for the year ended December 31, 2011 as an acceleration of the Series G preferred stock discount accretion pursuant to amendments to the exchange agreement with the Treasury, the sole holder of the Series G preferred stock.
(2)	Excess of carrying amount of the Series G preferred stock exchanged over the fair value of new common shares issued in 2011.

Earnings (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares issued and outstanding. Net income (loss) attributable to common stockholders represents net income (loss) adjusted for any preferred stock dividends, including any dividends declared, any cumulative dividends related to the current dividend period that have not been declared as of the end of the period, and the accretion of the discount on preferred stock issuances, if any. For 2011, the net income attributable to common stockholders also includes the one-time effect of the issuance of common stock in the conversion of the Series G preferred stock. This transaction is discussed in Note 20 to the consolidated financial statements. Basic weighted average common shares outstanding exclude unvested shares of restricted stock.

Potential common shares consist of common stock issuable under the assumed exercise of stock options, unvested shares of restricted stock, and outstanding warrants using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from the exercise, in addition to the amount of compensation cost attributable to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options, unvested shares of restricted stock, and outstanding warrants that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share. Stock options not included in the computation of outstanding shares because they were antidilutive amounted to 101,435; 113,158, and 129,934 for the years ended December 31, 2013, 2012, and 2011, respectively. Warrants outstanding to purchase 1,285,899  shares of common stock and 1,411,185 unvested shares of restricted stock were excluded from the computation of diluted earnings per share for the year 2013 because the Corporation reported a net loss attributable to common stockholders for the period and their inclusion would have an antidilutive effect.

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

NOTE 19 – STOCK-BASED COMPENSATION

Between 1997 and January 2007, the Corporation had the 1997 stock option plan that authorized the granting of up to 579,740 options on shares of the Corporation’s common stock to eligible employees.  The options granted under the plan could not exceed 20% of the number of common shares outstanding.  Each option provides for the purchase of one share of common stock at a price not less than the fair market value of the stock on the date the option was granted. Stock options were fully vested upon grant. The maximum term to exercise these options is 10 years. The 1997 stock option plan provides for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock dividend, stock split, reclassification of stock, merger or reorganization, and certain other issuances and distributions such as stock appreciation rights.

On January 21, 2007, the 1997 stock option plan expired; all outstanding awards granted under this plan continue in full force and effect, subject to their original terms.  No awards of shares could be granted under the 1997 stock option plan as of its expiration.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The activity of stock options granted under the 1997 stock option plan for the year ended December 31, 2013 is set forth below:

			Weighted Average	Aggregate
			Remaining	Intrinsic
	Number of	Weighted Average	Contractual Term	Value
	Options	Exercise Price	(Years)	(In thousands)

Beginning of year	113,158	$206.96
Options expired	(7,795)	192.20
Options cancelled	(3,928)	236.59
End of year outstanding and exercisable	101,435	$206.95	2.1	$-

No stock options have been granted under the 1997 stock plan since its expiration on January 21, 2007; therefore, no compensation associated with stock options was recorded during 2013, 2012 and 2011.

      On April 29, 2008, the Corporation’s stockholders approved the First Bancorp. 2008 Omnibus Incentive Plan, as amended (the “Omnibus Plan”). The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards.  The Omnibus Plan authorizes the issuance of up to 8,169,807 shares of common stock, subject to adjustments for stock splits, reorganizations, and other similar events.  The Corporation’s Board of Directors, upon receiving the relevant recommendation of the Compensation Committee, has the power and authority to determine those eligible to receive awards and to establish the terms and conditions of any awards, subject to various limits and vesting restrictions that apply to individual and aggregate awards.

       Under the Omnibus Plan, during 2013, 26,780 shares of restricted stock were awarded to the Corporation’s independent directors subject to a one-year vesting period. In addition, during 2013, the Corporation issued 716,405 shares of restricted stock that will vest based on the employees’ continued service with the Corporation. Fifty percent (50%) of those shares vest in two years from the grant date and the remaining 50% vest in three years from the grant date. Included in those 716,405 shares of restricted stock are 582,905 shares granted to certain senior officers consistent with the requirements of the Troubled Asset Relief Program (“TARP”) Interim Final Rule, which permit TARP recipients to grant “long-term restricted stock” without violating the prohibition on paying or accruing a bonus payment if it satisfies certain requirements: (i) the value of the grant may not exceed one-third of the amount of the employee’s annual compensation, (ii) no portion of the grant may vest before two years after the grant date, and (iii) the grant must be subject to a further restriction on transfer or payment as described below. Hence, notwithstanding the vesting period mentioned above, the employees covered by TARP are restricted from transferring the shares. Specifically, the stock that has otherwise vested may not become transferable at any time earlier than as permitted under the schedule set forth by TARP, which is based on the repayment in 25% increments of the aggregate financial assistance received from the Treasury.

      The fair value of the shares of restricted stock granted in 2013 was based on the market price of the Corporation’s outstanding common stock on the date of the grant. For the 582,905 shares of restricted stock granted under the TARP requirements, the market price was discounted due to postvesting restrictions. For purposes of computing the discount, the Corporation estimated an appreciation of 13% in the value of the common stock using the Capital Asset Pricing Model as a basis of what would be a market participant’s expected return on the Corporation’s stock and assumed that the Treasury would hold its outstanding common stock of the Corporation for two years, resulting in a fair value of $3.02 for restricted shares granted under the TARP requirements. Also, the Corporation used empirical data to estimate employee termination; separate groups of employees that have similar historical exercise behavior were considered separately for valuation purposes.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the restricted stock activity in 2013 under the Omnibus Plan for both executive officers covered by the TARP requirements and other employees as well as for the independent directors:

	2013
	Number of	Weighted
	shares of	Average
	restricted	Grant Date
	stock	Fair Value

Non-vested shares at beginning of year	770,507	$2.51
Granted	743,185	3.70
Forfeited	(58,985)	4.23
Vested	(43,522)	3.45
Non-vested shares at end of year	1,411,185	$3.04

     For the years ended December 31, 2013 and 2012, the Corporation recognized $1.6 million and $0.9 million, respectively, of stock-based compensation expense related to restricted stock awards. During 2011, the Corporation recognized $50 thousand related to 1,874 shares of restricted stock granted to independent directors in 2008, which vested as of December 31, 2011. As of December 31, 2013, there was $2.2 million of total unrecognized compensation cost related to non-vested shares of restricted stock. The weighted average period over which the Corporation expects to recognize such cost is 1.6 years.

     In 2012, the Corporation granted 51,007 shares of restricted stock to the independent directors subject to a one-year vesting period. In addition, during 2012, the Corporation granted 769,500 shares of restricted stock to certain senior officers and certain other employees. The restrictions on such restricted stock will lapse with respect to 50% of the restricted stock over a two-year period and 50% over a three-year period, except for 50,000 shares of restricted stock that already vested in 2012. Included in the shares of restricted stock granted in 2012 are 557,000 shares granted to certain senior officers consistent with the requirements of TARP. The employees covered by TARP are restricted from transferring the shares, subject to certain conditions as explained above.

    The fair value of the shares of restricted stock granted in 2012 was based on the market price of the Corporation’s outstanding common stock on the date of the grant, or a weighted average market price of $3.98. However, for the 557,000 shares of restricted stock granted under the TARP requirements, the market price was discounted due to postvesting restrictions. For purposes of computing the discount, the Corporation assumed appreciation of 25% in the value of the common stock and a holding period by the Treasury of its outstanding common stock of the Corporation of (3) three years, resulting in a fair value of $2.00 for restricted shares granted under the TARP requirements in 2012. Also, the Corporation uses empirical date to estimate employee termination; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.

     Stock-based compensation accounting guidance requires the Corporation to develop an estimate of the number of share-based awards that will be forfeited due to employee or director turnover. Quarterly changes in the estimated forfeiture rate may have a significant effect on share-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period in which the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease in the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase in the expense recognized in the financial statements. When unvested options or shares of restricted stock are forfeited, any compensation expense previously recognized on the forfeited awards is reversed in the period of the forfeiture. Approximately, $0.1 million of compensation expense was reversed in 2013 related to forfeited awards; no compensation expense was reversed in 2012.

   Also, under the Omnibus Plan, effective April 1, 2013, the Corporation’s Board of Directors determined to increase the salary amounts paid to certain executive officers for fiscal year 2013 primarily by paying the increased salary amounts in the form of shares of the Corporation’s common stock, instead of cash. During 2013, the Corporation issued 220,639 shares of common stock with a weighted average market value of $6.23 for compensation according to this determination. This resulted in a compensation expense of $1.4 million recorded in 2013. The Corporation withheld 71,326 shares from the common stock paid to certain senior officers as additional compensation to cover employees’ payroll and income tax withholding liabilities; these shares are held as treasury shares. The Corporation paid any fractional share of salary stock that the officer was entitled to in cash.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 20 – STOCKHOLDERS’ EQUITY

As of December 31, 2013 and 2012, the Corporation had 2,000,000,000 authorized shares of common stock with a par value of $0.10 per share. As of December 31, 2013 and 2012, there were 207,635,157 and 206,730,318 shares issued, respectively, and 207,068,978 and 206,235,465, shares outstanding, respectively. On July 30, 2009, the Corporation announced the suspension of common and preferred stock dividends effective with the preferred dividend for the month of August 2009.

In 2013 and 2012, the Corporation granted 26,780 shares and 51,007 shares, respectively, of restricted stock under the Omnibus Plan, as amended, to the independent directors subject to a one-year vesting period.  Also in 2013 and 2012, the Corporation granted 716,405 shares and 769,500 shares, respectively, of restricted stock, to certain senior officers and certain other employees. The restrictions on such restricted stock will lapse 50% over a two-year period and 50% over a three-year period, except for 50,000 shares that already vested in 2012. Included in the shares of restricted stock granted in 2013 and 2012 are 582,905 shares and 557,000 shares, respectively, granted to certain senior officers consistent with the requirements of TARP, refer to Note 19 for additional details. The shares of restricted stock may vest more quickly in the event of death, disability, retirement, or a change in control. Based on particular circumstances evaluated by the Compensation Committee upon the termination of a holder of restricted stock, the Corporation’s Board of Directors may, with the recommendation of the Compensation Committee, accelerate the vesting of the restricted stock held by such holder upon termination of employment. Holders of restricted stock have the right to dividends or dividend equivalents, as applicable, during the restriction period.  Such dividends or dividend equivalents will accrue during the restriction period, but will not be paid until restrictions lapse.  The holder of restricted stock has the right to vote the shares.

In addition, in 2013 the Corporation issued 220,639 shares of common stock as increased compensation to certain executive officers. Refer to Note 19 for additional details. As of December 31, 2013 and December 31, 2012, there were 1,411,185 and 770,507 shares of unvested restricted stock outstanding. During 2013, 58,985 shares of restricted stock were forfeited and the restrictions on 43,522 shares of restricted stock lapsed.

During 2012, the Corporation sold 165,000 shares of treasury stock to a director at a purchase price of $3.79 and issued 115,787 shares of common stock sold to institutional investors that exercised their antidilution rights.

On October 7, 2011, the Corporation successfully completed a private placement of $525 million in shares of common stock (the “capital raise”). The Corporation issued 150 million shares of common stock at $3.50 per share to institutional investors in the capital raise. The proceeds from the capital raise amounted to approximately $490 million (net of offering costs), of which $435 million were contributed to the Corporation’s wholly owned banking subsidiary, FirstBank. Lead investors include funds affiliated with Thomas H. Lee Partners, L.P. (“THL”) and Oaktree Capital Management, L.P. (“Oaktree”), which purchased from the Corporation an aggregate of $348.2 million ($174.1 million each investor) of shares of the Corporation’s common stock.

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

On August 16, 2013, certain of the Corporation’s existing stockholders completed a secondary offering of the Corporation’s common stock. The Treasury sold 12 million shares of common stock, funds affiliated with THL sold 8 million shares of common stock, and funds managed by Oaktree sold 8 million shares of common stock. Subsequently, on September 11, 2013, the underwriters in the secondary offering exercised their option to purchase an additional 2.9 million shares of common stock from the selling stockholders (1,261,356 shares from the Treasury, and 840,903 shares from THL and 840,904 shares from Oaktree). The Corporation did not receive any proceeds from the offering.  Non-interest expenses for 2013 included approximately $1.7 million in costs associated with the secondary offering, including $1.1 million paid by the Corporation for underwriting discounts and commissions.  As of March 7, 2014, each of THL and Oaktree owns 20.21% of the Corporation’s outstanding common stock and the Treasury owns 9.50% of such stock, excluding the common shares underlying the warrant owned by the Treasury.

Preferred Stock

The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1, redeemable at the Corporation’s option subject to certain terms. This stock may be issued in series and the shares of each series shall have such rights and preferences as are fixed by the Board of Directors when authorizing the issuance of that particular series. As of December 31, 2013, the Corporation has

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

five outstanding series of nonconvertible, noncumulative preferred stock: 7.125% noncumulative perpetual monthly income preferred stock, Series A; 8.35% noncumulative perpetual monthly income preferred stock, Series B; 7.40% noncumulative perpetual monthly income preferred stock, Series C; 7.25% noncumulative perpetual monthly income preferred stock, Series D; and 7.00% noncumulative perpetual monthly income preferred stock, Series E. The liquidation value per share is $25.

Effective January 17, 2012, the Corporation delisted all of its outstanding series of nonconvertible, noncumulative preferred stock from the New York Stock Exchange. The Corporation has not arranged for listing and/or registration on another national securities exchange or for quotation of the Series A through E Preferred Stock in a quotation medium. During the first quarter of 2013, the Corporation commenced an offer to issue shares of its common stock in exchange for any and all of the remaining issued and outstanding shares of Series A through E non-cumulative perpetual monthly income preferred stock. The offer was terminated on April 9 2013 given that the Corporation did not receive the consent required from holders of shares of the Series A through E preferred stock to amend the certificate of designation of each series of the Series A through E Preferred Stock (the Preferred Stock Amendment). The Preferred Stock Amendment was a condition to the completion of the exchange offer. In addition, the consent solicitation was terminated, and no consent fee became payable with respect to consents granted in favor of the Preferred Stock Amendment. All shares of the Series A through E Preferred Stock that were tendered were returned promptly to the tendering holders.

 Exchange Agreement with the U.S. Treasury

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

The possible future issuance of equity securities through the exercise of the Warrant could affect the Corporation’s current stockholders in a number of ways, including by:

• diluting the voting power of the current holders of common stock (the shares underlying the Warrant represent approximately 0.62% of the Corporation’s shares of common stock outstanding as of December 31, 2013);

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

Stock repurchase plan and treasury stock

The Corporation has a stock repurchase program under which, from time to time, it repurchases shares of common stock in the open market and holds them as treasury stock. During 2013, the Corporation withheld approximately 71,326 shares from the common stock paid to certain senior officers as additional compensation to cover employees’ payroll and income tax withholding liabilities; these shares are also held as treasury shares. In 2012, the Corporation sold 165,000 shares of treasury stock at a purchase price of $3.79 per share to a director. As of December 31, 2013 and 2012, the Corporation had 566,179 and 494,853 shares held as treasury stock, respectively.

FirstBank Statutory Reserve

The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to legal surplus until such surplus equals the total of paid-in capital on common and preferred stock. Amounts transferred to the legal surplus account from the retained earnings account are not available for distribution to the stockholders without the prior

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

consent of the Puerto Rico Commissioner of Financial Institutions. The net loss experienced in 2013 exhausted FirstBank’s statutory reserve fund. The Bank cannot pay dividends until it can replenish the reserve fund to an amount equal to at least 20% of the original capital contributed.

NOTE 21 – EMPLOYEES’ BENEFIT PLAN

FirstBank provides contributory retirement plans pursuant to Section 1081.01 of the Puerto Rico Internal Revenue Code of 2011 for Puerto Rico employees and Section 401(k) of the U.S. Internal Revenue Code for USVI and U.S. employees (the “Plans”).  All employees are eligible to participate in the Plans after three months of service for purposes of making elective deferral contributions and one year of service for purposes of sharing in the Bank’s matching, qualified matching, and qualified nonelective contributions. Under the provisions of the Plans, the Bank contributes 25% of the first 4% of the participant’s compensation contributed to the Plans on a pretax basis.  Participants were permitted to contribute up to $10,000 for 2011, $13,000 for 2012, and $15,000 for 2013 ($16,500 for 2011, $17,000 for 2012, and $17,500 for 2013 for USVI and U.S. employees). Additional contributions to the Plans are voluntarily made by the Bank as determined by its Board of Directors. No additional discretionary contributions were made for the years ended December 31, 2013, 2012 and 2011.The Bank had a total plan expense of $0.8 million for the year ended December 31, 2013, $0.7 million for 2012, and $0.6 million for 2011.

NOTE 22 –OTHER NON-INTEREST INCOME

A detail of other non-interest income is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)

Non-deferrable loan fees	$2,384	$5,335	$6,775
Commissions and fees-broker-dealer-related	97	2,630	1,735
Gain on sale of assets First Bank Insurance VI	-	-	2,845
Lower of cost or market adjustment-commercial loans held for sale	(1,165)	-	-
Credit card loans interchange and other fees	6,694	7,239	-
Other	24,343	16,918	19,615

Total	$32,353	$32,122	$30,970

NOTE 23 –OTHER NON-INTEREST EXPENSE

A detail of non-interest expenses is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Supplies and printing	$3,014	$2,811	$2,168
Contingency adjustment-tax credits	-	2,489	-
Reserve release for off-balance sheet exposures	(443)	(1,914)	(6,230)
Contingency for attorney's fees-Lehman	2,500	-	-
Amortization of intangible assets	6,078	3,306	2,354
Other	18,834	16,559	17,826

Total	$29,983	$23,251	$16,118

NOTE 24 – INCOME TAXES

Income tax expense includes Puerto Rico and Virgin Islands income taxes as well as applicable U.S. federal and state taxes. The Corporation is subject to Puerto Rico income tax on its income from all sources. As a Puerto Rico corporation, First BanCorp. is treated as a foreign corporation for U.S. income tax purposes and is generally subject to U.S. income tax only on its income from

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

sources within the United States or income effectively connected with the conduct of a trade or business within the United States. Any such tax paid is also creditable against the Corporation’s Puerto Rico tax liability, subject to certain conditions and limitations.

Under the Puerto Rico Internal Revenue Code of 2011 as amended (the “2011 PR Code”), the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax return and, thus, the Corporation is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss (“NOL”), a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable carryforward period.  In the case of losses incurred during tax years that commenced after December 31, 2004 and ended before January 1, 2013, the carryforward period is extended to 12 years.  The carryover period for a NOL incurred during taxable years commencing after December 31, 2012 is 10 years. The 2011 PR Code provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations.

Under the 2011 PR Code, First BanCorp. is subject to a maximum statutory tax rate of 39%. The 2011 PR Code also includes an alternative minimum tax of 30% that applies if the Corporation’s regular income tax liability is less than the alternative minimum tax requirements. Prior to the approval of Act No. 40 (“Act 40”), known as the “Tax Burden Adjustment and Redistribution Act,” which amended the 2011 PR Code as explained below, First Bancorp.’s maximum statutory tax rate was 30% for the years that ended December 31, 2012 and 2011.

The Corporation has maintained an effective tax rate lower that the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through an International Banking Entity (“IBE”) of the Bank and through the Bank’s subsidiary, FirstBank Overseas Corporation, whose interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation except for tax years that commenced after December 31, 2008 and before January 1, 2012, for which Act No.7 imposed a special 5% tax on all IBEs. The IBE and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico. IBEs that operate as a unit of a bank pay income taxes at normal rates to the extent that the IBE’s net income exceeds 20% of the bank’s total net taxable income.

    On June 30, 2013, the Puerto Rico Government approved Act 40, which amended the 2011 PR Code, and Act No. 46 (“Act 46”), which changes the sales and use tax regime. The main provisions of Act 40 that impacted financial institutions include:

(i)                   A new national gross receipts tax that in the case of financial institutions is 1% of gross income that is not deductible for purposes of computing net taxable income and is not part of the alternative minimum tax (“AMT”).  This provision was retroactive to January 1, 2013.  An expense of $5.9 million was recorded during the year 2013 related to the national gross receipts tax.  This expense is included as part of “Taxes, other than income taxes” in the consolidated statement of (loss) income.  Subject to certain limitations, a financial institution will be able to claim a credit of 0.5% of its gross income against its regular income tax or the alternative minimum tax. A $3.0 million benefit related to this credit was recorded as a reduction to the provision for income taxes in 2013.

(ii)                 A decrease in the deduction available to corporations for the computation of the additional surtax from $750,000 to $25,000 and a change in the surtax rate to rates that range from 5% to 19%, resulting in an increase in the maximum statutory tax rate from 30% to 39%.  This provision was also retroactive to January 1, 2013. The effect on operating results in 2013 related to these changes was a net benefit of approximately $1.3 million, mainly due to the increase in the deferred tax asset of profitable subsidiaries.   The deferred tax valuation allowance increased to $522.7 million as of December 31, 2013 from $359.9 million at December 31, 2012 as a result of changes in tax rates and operating results for the year.

(iii)                A higher AMT rate (30% of the alternative minimum net income, as compared to 20% previously) and various parallel computations required to be made before determining whether an AMT liability exists.  This change did not have an impact on the Corporation’s provision for income taxes recorded in 2013.

(iv)               The NOL carryover period increased from 10 years to 12 years for losses incurred in taxable years that commenced after December 31, 2004 and ended before January 1, 2013.  The carryover period for NOLs incurred during taxable years commencing after December 31, 2012 is 10 years. The NOL deduction is now limited to 90% of taxable income for regular income tax purposes and 80% for AMT purposes.

The significant changes to the sales and use tax regime include adjustments to the business to business exclusion.  The business to business exclusion applicable to services rendered from one registered business to another registered business remains in effect, except for certain services that will be taxable including, among others, service charges imposed by financial institutions on other businesses (commercial clients), collection services, repairs and maintenance services related to real and personal property, and computer

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

programming including modifications to previously designed systems. The sales and use tax provisions were effective beginning on July 1, 2013.

In addition, on October 14, 2013, Act No.117 (“Act 117”) implemented technical amendments to various income tax laws, including the 2011 PR Code.  The main provisions of Act 117 that impacted financial institutions are the exemption from the imposition of the national gross receipts tax on foreign source income and the temporary requirement of an estimated tax payment in mid-October.  On November 26, 2013, Act No.36 was enacted to, among other things, require the payment of estimated taxes related to the personal property tax returns.  These amendment of Act No. 36 will be effective during the year 2014.

The components of income tax expense are summarized below:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Current income tax expense	$7,947	$5,357	$7,896
Deferred income tax (benefit) expense	(2,783)	575	1,426

Total	$5,164	$5,932	$9,322

The differences between the income tax expense applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico were as follows:
	Year Ended December 31,
	2013		2012		2011
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(Dollars in thousands)

Computed income tax at statutory rate	$(62,136)	(39.0)%	$10,714	30.0%	$(21,873)	(30.0)%
Federal and state taxes	136	0.1%	-	-	179	0.3%
Adjustment in deferred tax due to change
in tax rate	(107,249)	(67.3)%	-	-	101,955	139.8%
Benefit of net exempt income	13,320	8.4%	3,627	10.1%	(2,466)	(3.4)%
Deferred tax valuation allowance	157,981	99.1%	(9,602)	(26.9)%	(78,009)	(107.0)%
Recognition of unrecognized tax
benefits, including interest	3,218	2.0%	238	0.7%	3,247	4.5%
National receipt tax, net	(649)	(0.4)%	-	-	-	-
Nontax deductible expenses	146	0.1%	2,417	6.8%	4,092	5.6%
Other-net	397	0.2%	(1,462)	(4.1)%	2,197	3.0%
Total income tax provision	$5,164	3.2%	$5,932	16.6%	$9,322	12.8%

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of the Corporation's deferred tax assets and liabilities as of December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
	(In thousands)
Deferred tax asset:
Allowance for loan and lease losses	$108,811	$130,652
Unrealized losses on derivatives activities	1,483	1,647
Legal reserve	756	452
Reserve for insurance premium cancellations	687	427
Net operating loss and charitable contribution carryforward available	373,253	213,566
Impairment on investment	2,409	2,409
Tax credits available for carryforward available	6,293	3,420
Unrealized net loss on equity investment	5,003	2,594
Unrealized loss on available-for-sale securities, net	337	-
Settlement payment-closing agreement	7,313	5,625
Unrealized loss on OREO valuation	13,104	6,724
Other	19,790	10,650
Gross deferred tax assets	539,239	378,166
Valuation allowance	(522,708)	(359,947)
Total deferred tax assets, net of valuation allowance	16,531	18,219

Deferred tax liabilities:
Unrealized gain on available-for-sale securities, net	-	6,524
Differences between the assigned values and tax bases of asset and
liabilities recognized in purchase business combinations	1,034	1,771
Unrealized gain on other investments	625	360
Other	7,228	4,697
Gross deferred tax liabilities	8,887	13,352
Net deferred tax assets	$7,644	$4,867

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

 For 2013, the Corporation recorded an income tax expense of $5.2 million compared to an income tax expense of $5.9 million for 2012.  The income tax expense for 2013 mainly consisted of an income tax expense of $3.2 million due to the principal and accrued interest of uncertain tax benefits (“UTBs”) (discussed in detail below) and the income tax expense of profitable subsidiaries, partially offset by the benefit of $1.3 million due to the change of the statutory tax rate from 30% to 39% in 2013 and by the credit available for the gross national receipt tax of $3.0 million. As of December 31, 2013, the deferred tax asset, net of a valuation allowance of $522.7 million, amounted to $7.6 million compared to $4.9 million as of December 31, 2012.  The main driver of the increased deferred tax assets was the credit available for the national gross receipt tax together with the increase in the statutory applicable tax rate from 30% to 39% per Act 40 enacted during the second quarter of 2013.

 Accounting for income taxes requires that companies assess whether a valuation allowance should be recorded against their deferred tax asset based on an assessment of the amount of the deferred tax asset that is “more likely than not” to be realized.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized.  In making such assessment, significant weight is given to evidence that can be objectively verified, including both positive and negative evidence. Consideration must be given to all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of the reversal of temporary differences and carryforwards, taxable income in carryback years, and tax planning strategies. In estimating taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial, and regulatory guidance.

In assessing the weight of positive and negative evidence, a significant negative factor that resulted in the maintenance of the valuation allowance was that the Corporation’s banking subsidiary, FirstBank Puerto Rico, continues in a three-year historical cumulative loss position as of the end of the year 2013, mainly due to charges to the provision for loan and lease losses in prior years as a result of the economic downturn and more recently as a result of the bulk loan sales transactions completed in 2013.  As of December 31, 2013, the Corporation had a gross deferred tax asset of $539.2 million, including $371.7 million associated with NOLs. The Bank incurred all of the NOLs after 2009. The Corporation maintained a valuation allowance of $522.7 million as of December 31, 2013 against the deferred tax asset. As of December 31, 2013, management concluded that $7.6 million of the deferred tax asset will be realized as it relates to profitable subsidiaries and to amounts that can be realized through future reversals of existing taxable temporary differences. To the extent the realization of a portion, or all, of the tax asset becomes “more likely than not” based on changes in circumstances (such as improved earnings, changes in tax laws, or other relevant changes), a reversal of that portion of the deferred tax asset valuation allowance will then be recorded.

  The tax effect of the unrealized holding gain or loss on securities available for sale, excluding that on securities held by the Corporation’s international banking entities that is exempt, was computed based on a 15% capital gain tax rate, and is included in accumulated other comprehensive income as part of stockholders’ equity.

As of December 31, 2013, the Corporation's gross deferred tax asset related to loss and other carryforwards was $380.8 million. This comprised net operating loss carryforwards of $371.7 million, which will begin expiring in 2021, an alternative minimum tax credit carryforward of $1.3 million, an extraordinary tax credit carryover of $3.3 million, a gross national receipts tax credit carryforward of $3.0 million and a charitable contribution carryforward of $1.5 million, which will begin expiring in 2014.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The authoritative accounting guidance prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of income tax uncertainties with respect to positions taken or expected to be taken on income tax returns.  Under this guidance, income tax benefits are recognized and measured based upon a two-step analysis: 1) a tax position must be more likely than not to be sustained based solely on its technical merits in order to be recognized, and 2) the benefit is measured as the largest dollar amount of that position that is more likely than not to be sustained upon settlement. The difference between the benefit recognized under this analysis and the tax benefit claimed on a tax return is referred to as UTB.

The following table reconciles the balance of UTBs:

	2013	2012	2011
	(In thousands)
Balance at beginning of year	$2,374	$2,374	$-
Increases related to positions taken during prior years	1,936	-	2,374
Balance at end of year	$4,310	$2,374	$2,374

The Corporation recorded UTBs of $4.3 million, all of which would, if recognized, affect the Corporations effective tax rate. The Corporation classified all interest and penalties, if any, related to tax uncertainties as income tax expense. As of December 31, 2013, the Corporation’s accrued interest that relates to tax uncertainties amounted to $2.4 million and there is no need to accrue for the payment of penalties. For 2013, the total amount of interest recognized by the Corporation as part of income tax expense related to tax uncertainties was $1.3 million. The years 2007 through 2009 have been examined by the United States Internal Revenue Service (“IRS”) and disputed issues were taken to administrative appeals in 2011. During the third and fourth quarter of 2013, the Corporation reassessed its UTBs mainly due to changes in management judgment given the lengthy administrative appeals process, communications with the IRS and expectations as to resolution. During October 2013, the Corporation filed a mediation request with the IRS appeals office in an effort to expedite the resolution of the audits under their examination. Subsequent to the filing of the mediation request, the Corporation has exchanged communications with the IRS and management expects the prompt resolution of this matter. However, the Corporation currently cannot reasonably estimate a range of possible changes to the existing reserves. The amount of the Corporation’s UTBs may increase or decrease for various reasons, including changes in the amounts for current tax year positions, the expiration of open income tax returns due to the expiration of statutes of limitations, changes in management’s judgment about the level of uncertainty, the status of examinations, litigation and legislative activity, and the addition, or elimination, of uncertain tax positions.

The Corporation’s liability for income taxes includes its liability for UTBs, and interest that relates to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the 2011 PR Code is four years; the statutes of limitations for the Virgin Islands and for U.S. income tax purposes are each three years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For Puerto Rico and Virgin Islands income tax purposes, all tax years subsequent to 2009 and 2010, respectively, remain open to examination. Tax year 2010 is currently under examination by the Puerto Rico Department of Treasury. The examination is at a preliminary stage. Taxable years from 2007 remain open to examination for U.S. income tax purposes.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 25 – LEASE COMMITMENTS

As of December 31, 2013, certain premises are leased with terms expiring through the year 2036. The Corporation has the option to renew or extend certain leases beyond the original term. Some of these leases require the payment of insurance, increases in property taxes, and other incidental costs. As of December 31, 2013, the obligation under various leases is as follows:

Amount
(In thousands)
2014	$8,257
2015	7,088
2016	6,417
2017	5,690
2018	5,119
2019 and later years	34,501
Total	$67,072

Rental expense included in occupancy and equipment expense was $10.2 million in 2013 (2012 - $9.7 million; 2011- $10.0 million).

NOTE 26 – FAIR VALUE

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Private label MBS are collateralized by fixed-rate mortgages on single-family residential properties in the United States; the interest rate on the securities is variable, tied to three-month LIBOR and limited to the weighted average coupon of the underlying collateral. The market valuation represents the estimated net cash flows over the projected life of the pool of underlying assets applying a discount rate that reflects market observed floating spreads over LIBOR, with a widening spread based on a nonrated security. The market valuation is derived from a model that utilizes relevant assumptions such as the prepayment rate, default rate, and loss severity on a loan level basis. The Corporation modeled the cash flow from the fixed-rate mortgage collateral using a static cash flow analysis according to collateral attributes of the underlying mortgage pool (i.e., loan term, current balance, note rate, rate adjustment type, rate adjustment frequency, rate caps, and others) in combination with prepayment forecasts obtained from a commercially available prepayment model (ADCO). The variable cash flow of the security is modeled using the three-month LIBOR forward curve. Loss assumptions were driven by the combination of default and loss severity estimates, taking into account loan credit characteristics (loan-to-value, state, origination date, property type, occupancy loan purpose, documentation type, debt-to-income ratio, and other) to provide an estimate of default and loss severity. Refer to the table below for further information regarding qualitative information for all asset and liabilities measured at fair value using significant unobservable inputs (Level 3).

Derivative instruments

The fair value of most of the Corporation’s derivative instruments is based on observable market parameters and takes into consideration the credit risk component of paying counterparties when appropriate, except when collateral is pledged. That is, on interest rate swaps, the credit risk of both counterparties is included in the valuation; and, on options and caps, only the seller's credit risk is considered.  The derivative instruments, namely swaps and caps, were valued using a discounted cash flow approach using the related LIBOR and swap rate for each cash flow. Derivatives include interest rate swaps used for protection against rising interest rates. For these interest rate swaps, a credit component was not considered in the valuation since the Corporation has fully collateralized with investment securities any marked-to-market loss with the counterparty and, if there were market gains, the counterparty had to deliver collateral to the Corporation.

Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments in 2013 was immaterial.

The information about the estimated fair value of financial instruments required by GAAP is presented hereunder.  The fair value amounts presented do not necessarily represent management’s estimate of the underlying value of the Corporation.

Assets and liabilities measures at fair value on a recurring basis, are summarized below:

	As of December 31, 2013				As of December 31, 2012
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value

Assets:
Securities available for sale :
Equity securities	$33	$-	$-	$33	$31	$-	$-	$31
U.S. Treasury Securities	7,499	-	-	7,499	7,499	-	-	7,499
Noncallable U.S. agency debt	-	200,903	-	200,903	-	159,252	-	159,252
Callable U.S. agency debt and MBS	-	1,677,651	-	1,677,651	-	1,442,169	-	1,442,169
Puerto Rico government obligations	-	48,904	2,426	51,330	-	67,509	3,691	71,200
Private label MBS	-	-	40,866	40,866	-	-	50,926	50,926
Derivatives, included in assets:
Interest rate swap agreements	-	162	-	162	-	288	-	288
Purchased interest rate cap agreements	-	58	-	58	-	-	-	-
Forward contracts	-	174	-	174	-	3	-	3
Liabilities:
Derivatives, included in liabilities:
Interest rate swap agreements	-	3,965	-	3,965	-	5,776	-	5,776
Written interest rate cap agreement	-	58	-	58	-	-	-	-
Forward contracts	-	-	-	-	-	5	-	5

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

   The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013, 2012, and 2011:

		2013	2012	2011
	Level 3 Instruments Only (In thousands)	Securities Available for Sale (1)	Securities Available for Sale (1)	Securities Available for Sale (1)
	Beginning balance	$54,617	$65,463	$74,993
	Total gain (losses) realized/unrealized:
	Including in earnings	(117)	(2,002)	(1,971)
	Including in other comprehensive income	2,795	6,036	3,946
	Held-to-maturity investment securities
	reclassified to available-for-sale	-	-	2,000
	Sales	-	(1,450)	-
	Principal repayments and amortization	(14,003)	(13,430)	(13,505)
	Ending balance	$43,292	$54,617	$65,463

	___________________
(1)	Amounts mostly related to certain private label mortgage-backed securities.

The table below presents qualitative information for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2013:

	December 31, 2013
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range

Investment securities available for sale:

Private label MBS	$40,866	Discounted cash flow	Discount rate	14.5%
			Prepayment rate	15.86% -100% (Weighted Average 29%)
			Projected Cumulative Loss Rate	0.58% - 38.16% (Weighted Average 6.8%)

Puerto Rico Government Obligations	2,426	Discounted cash flow	Prepayment Speed	5.61%

Information about Sensitivity to Changes in Significant Unobservable Inputs

Private label MBS: The significant unobservable inputs in the valuation include probability of default, the loss severity assumption, and prepayment rates. Shifts in those inputs would result in different fair value measurements. Increases in the probability of default, loss severity assumptions, and prepayments rates in isolation would generally result in an adverse effect on the fair value of the instruments. Meaningful and possible shifts of each input were modeled to assess the effect on the fair value estimation.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     The table below summarizes changes in unrealized gains and losses recorded in earnings for the years ended December 31, 2013, 2012, and 2011 for Level 3 assets and liabilities that are still held at the end of each year:

	Changes in Unrealized Losses (Year Ended December 31, 2013)	Changes in Unrealized Losses (Year Ended December 31, 2012)	Changes in Unrealized Losses (Year Ended December 31, 2011)
Level 3 Instruments Only	Securities Available for Sale	Securities Available for Sale	Securities Available for Sale
(In thousands)
Changes in unrealized losses relating to assets
still held at reporting date:
Net impairment losses on investment securities
(credit component)	$(117)	$(2,002)	$(1,971)

Additionally, fair value is used on a nonrecurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost or market accounting (e.g., loans held for sale carried at the lower-of-cost or fair value and repossessed assets) or write-downs of individual assets (e.g., goodwill, loans).

	As of December 31, 2013, impairment or valuation adjustments were recorded for assets recognized at fair value on a nonrecurring basis as shown in the following table:

		Carrying value as of December 31, 2013			(Losses) gain recorded for the Year Ended December 31, 2013
		Level 1	Level 2	Level 3
		(In thousands)

	Loans receivable (1)	$-	$-	$465,191	$(13,928)
	OREO (2)	-	-	160,193	(25,698)
	Mortgage servicing rights (3)	-	-	21,987	460
	Loans Held for Sale (4)	-	-	54,801	(338)

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the
	collateral. The fair values was derived from external appraisals that take into consideration prices in observed transactions
	involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral
	(e.g., absorption rates), which are not market observable.
(2)	The fair value was derived from appraisals that take into consideration prices in observed transactions involving similar
	assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g., absorption
	rates, income producing properties net operating income), which are not market observable. Losses were related to
	market valuation adjustments after the transfer of the loan to the OREO portfolio.
(3)	Fair value adjustments to mortgage servicing rights were mainly due to assumptions associated with mortgage
	prepayment rates. The Corporation carries its mortgage servicing rights at the lower of cost or market, and accordingly,
	they are measured at fair value on a non-recurring basis. Assumptions for the value of mortgage servicing rights included:
	prepayment rate 8.90% and discount rate 10.60%.
(4)	The value of these loans was derived from external appraisals, adjusted for specific characteristics of the loans, and for
	loans with signed sale agreements, the value was determined based on the sales price on such agreements.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	As of December 31, 2012, impairment or valuation adjustments were recorded for assets recognized at fair value on a nonrecurring basis as shown in the following table:

		Carrying value as of December 31, 2012			(Losses) recorded for the Year Ended December 31, 2012
		Level 1	Level 2	Level 3
		(In thousands)

	Loans receivable (1)	$-	$-	$757,152	$(110,457)
	Other Real Estate Owned (2)	-	-	185,764	(8,851)
	Mortgage servicing rights (3)	-	-	17,524	(394)
	Loans Held For Sale (4)	-	-	2,641	(2,168)

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the
	collateral. The fair values was derived from external appraisals that take into consideration prices in observed transactions
	involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral
	(e.g., absorption rates), which are not market observable.
(2)	The fair value was derived from appraisals that take into consideration prices in observed transactions involving similar
	assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g., absorption
	rates, income producing properties net operating income), which are not market observable. Losses were related to
	market valuation adjustments after the transfer of the loan to the OREO portfolio.
(3)	Fair value adjustments to the mortgage servicing rights were mainly due to assumptions associated with mortgage
	prepayments rates. The Corporation carries its mortgage servicing rights at the lower of cost or market, and, accordingly,
	they are measured at fair value on a non-recurring basis. Assumptions for the value mortgage servicing rights included:
	prepayment rate 12.15% and discount rate 11.08%.
(4)	Level 3 Loans Held for Sale are the $5.2 million Commercial and Industrial and Commercial Mortgage loans transferred to
	held for sale during the fourth quarter of 2012, which were recorded at a value of $2.6 million.

	As of December 31, 2011, impairment or valuation adjustments were recorded for assets recognized at fair value on a nonrecurring basis as shown in the following table:

		Carrying value as of December 31, 2011			(Losses) recorded for the Year Ended December 31, 2011
		Level 1	Level 2	Level 3
		(In thousands)

	Loans receivable (1)	$-	$-	$703,855	$(200,263)
	Other Real Estate Owned (2)	-	-	114,292	(10,855)
	Mortgage Servicing Rights (3)	-	-	15,226	(2,291)

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the
	collateral. The fair values was derived from external appraisals that take into consideration prices in observed transactions
	involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral
	(e.g., absorption rates), which are not market observable.
(2)	The fair value was derived from appraisals that take into consideration prices in observed transactions involving similar
	assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g., absorption
	rates, income producing properties net operating income), which are not market observable. Losses were related to
	market valuation adjustments after the transfer of the loan to the OREO portfolio.
(3)	Fair value adjustments to the mortgage servicing rights were mainly due to assumptions associated with mortgage
	prepayments rates. The Corporation carries its mortgage servicing rights at the lower of cost or market, accordingly,
	they are measured at fair value on a non-recurring basis. Assumptions for the value mortgage servicing rights included:
	prepayment rate 12.5% and discount rate 11.10%.

Qualitative information regarding the fair value measurements for Level 3 financial instruments is as follows:

December 31, 2013
	Method	Inputs
Loans	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors
OREO	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors
Mortgage servicing rights	Discounted Cash Flows	Weighted average prepayment rate of 8.90%; weighted average discount rate of 10.60%

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The fair value of brokered CDs, which are included within deposits, is determined using discounted cash flow analyses over the full term of the CDs. The fair value of the CDs is computed using the outstanding principal amount. The discount rates used were based on brokered CD market rates as of December 31, 2013.  The fair value does not incorporate the risk of nonperformance, since interests in brokered CDs are generally sold by brokers in amounts of less than $250,000 and, therefore, insured by the FDIC.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The following table presents the estimated fair value and carrying value of financial instruments as of December 31, 2013 and 2012:

	Total Carrying Amount in Statement of Financial Condition December 31, 2013	Fair Value Estimated December 31, 2013	Level 1	Level 2	Level 3

	(In thousands)

Assets:
Cash and due from banks and money
market investments	$655,671	$655,671	$655,671	$-	$-
Investment securities available
for sale	1,978,282	1,978,282	7,532	1,927,458	43,292
Other equity securities	28,691	28,691	-	28,691	-
Loans held for sale	75,969	76,684	-	21,883	54,801
Loans held for investment	9,636,170	-	-	-	-
Less: allowance for loan and lease losses	(285,858)
Loans held for investment, net of
allowance	$9,350,312	9,127,234	-	-	9,127,234
Derivatives included in assets	394	394	-	394	-

Liabilities:
Deposits	9,879,924	9,898,615	-	9,898,615	-
Securities sold under agreements to
repurchase	900,000	976,151	-	976,151	-
Advances from FHLB	300,000	297,523	-	297,523	-
Other borrowings	231,959	106,772	-	-	106,772
Derivatives included in liabilities	4,023	4,023	-	4,023	-

	Total Carrying Amount in Statement of Financial Condition December 31, 2012	Fair Value Estimated December 31, 2012	Level 1	Level 2	Level 3

	(In thousands)

Assets:
Cash and due from banks and money
market investments	$946,851	$946,851	$946,851	$-	$-
Investment securities available
for sale	1,731,077	1,731,077	7,530	1,668,930	54,617

Other equity securities	38,757	38,757	-	38,757	-
Loans held for sale	85,394	87,995	-	85,354	2,641
Loans held for investment	10,054,114
Less: allowance for loan and lease
losses	(435,414)
Loans held for investment, net of
allowance	$9,618,700	9,545,505	-	-	9,545,505
Derivatives included in assets	291	291	-	291	-

Liabilities:
Deposits	9,864,546	9,901,297	-	9,901,297	-
Securities sold under agreements to
repurchase	900,000	999,663	-	999,663	-
Advances from FHLB	508,440	512,089	-	512,089	-
Other borrowings	231,959	134,058	-	-	134,058
Derivatives included in liabilities	5,781	5,781	-	5,781	-

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 27 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)

Cash paid for:
Interest on borrowings	$119,312	$164,364	$255,363
Income tax	4,447	8,603	2,852
Noncash investing and financing activities:
Additions to other real estate owned	104,144	169,432	155,621
Additions to auto and other repossessed assets	69,069	48,910	65,049
Capitalization of servicing assets	7,649	6,348	5,150
Loan securitizations	355,506	239,766	214,399
Loans held for investment transferred to held for sale	181,620	2,641	-
Property plant and equipment transferred to other assets	2,225	-	-
Preferred stock exchanged for new common stock issued:
Preferred stock exchanged (Series G)	-	-	361,962
New common stock issued	-	-	89,602
Loans sold to CPG/GS in exchange for an acquisition loan and an
equity interest in CPG/GS	-	-	183,709
Reclassification of held-to-maturity investment securities to
available for sale	-	-	88,751

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 28 – REGULATORY MATTERS, COMMITMENTS, AND CONTINGENCIES

    The Corporation is subject to various regulatory capital requirements imposed by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgment and adjustment by the regulators with respect to minimum capital requirements, components, risk weightings, and other factors.

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

    Effective June 2, 2010, FirstBank, by and through its Board of Directors, entered into a Consent Order (the “FDIC Order”) with the FDIC and OCIF. The FDIC Order provides for various things, including (among other things) the following: (1) having and retaining qualified management; (2) increased participation in the affairs of FirstBank by its Board of Directors; (3) development and implementation by FirstBank of a capital plan to attain a leverage ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 10% and a total risk-based capital ratio of at least 12%; (4) adoption and implementation of strategic, liquidity, and fund management and profit and budget plans and related projects within certain timetables set forth in the FDIC Order and on an ongoing basis; (5) adoption and implementation of plans for reducing FirstBank’s positions in certain classified assets and delinquent and non-accrual loans within timeframes set forth in the FDIC Order; (6) refraining from lending to delinquent or classified borrowers already obligated to FirstBank on any extensions of credit so long as such credit remains uncollected, except where FirstBank’s failure to extend further credit to a particular borrower would be detrimental to the best interests of FirstBank, and any such additional credit is approved by FirstBank’s Board of Directors; (7) refraining from accepting, increasing, renewing, or rolling over brokered CDs without the prior written approval of the FDIC; (8) establishment of a comprehensive policy and methodology for determining the allowance for loan and lease losses and the review and revision of FirstBank’s loan policies, including the non-accrual policy; and (9) adoption and implementation of adequate and effective programs of independent loan review, appraisal compliance, and an effective policy for managing FirstBank’s sensitivity to interest rate risk. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the FDIC Order. Although all of the regulatory capital ratios exceeded the minimum capital ratios for “well-capitalized” levels, as well as the minimum capital ratios required by the FDIC Order, as of December 31, 2013, FirstBank cannot be treated as a “well-capitalized” institution under regulatory guidance while operating under the FDIC Order.

    Effective June 3, 2010, First BanCorp. entered into the Written Agreement with the New York FED. The Written Agreement provides, among other things, that the holding company must serve as a source of strength to FirstBank, and that, except with the consent generally of the New York FED and Federal Reserve Board, (1) the holding company may not pay dividends to stockholders or receive dividends from FirstBank, (2) the holding company and its nonbank subsidiaries may not make payments on trust- preferred securities or subordinated debt, and (3) the holding company cannot incur, increase, or guarantee debt or repurchase any capital securities. The Written Agreement also requires that the holding company submit a capital plan that reflects sufficient capital at First BanCorp. on a consolidated basis, which must be acceptable to the New York FED, and follow certain guidelines with respect to the appointment or change in responsibilities of senior officers. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Written Agreement.

    The Corporation submitted its capital plan setting forth how it plans to improve capital positions to comply with the FDIC Order and the Written Agreement over time.

    In addition to the Capital Plan, the Corporation has submitted to its regulators a liquidity and brokered CD plan, including a contingency funding plan, a non-performing asset reduction plan, a budget and profit plan, a strategic plan, and a plan for the reduction of classified and special mention assets. As of December 31, 2013, the Corporation had completed all of the items included in the Capital Plan and is continuing to work on reducing non-performing loans. Further, the Corporation has reviewed and enhanced the Corporation’s loan review program, various credit policies, the Corporation’s treasury and investment policy, the Corporation’s asset classification and allowance for loan and lease losses and non-accrual policies, the Corporation’s charge-off policy and the Corporation’s appraisal program. The Regulatory Agreements also require the submission to the regulators of quarterly progress reports.

    The FDIC Order imposes no other restrictions on FirstBank’s products or services offered to customers, nor does it or the Written Agreement impose any type of penalties or fines upon FirstBank or the Corporation. Concurrent with the FDIC Order, the FDIC has

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

granted FirstBank temporary waivers to enable it to continue accessing the brokered CD market through March 31, 2014. FirstBank will request approvals for future periods.

    In July 2013, U.S. banking regulators approved a revised regulatory capital framework for U.S. banking organizations (the “Basel 3 rules”) that is based on international regulatory capital requirements adopted by the Basel Committee on Banking Supervision over the past several years.  The Basel 3 rules introduce new minimum capital ratios and capital conservation buffer requirements, change the composition of regulatory capital, require a number of new adjustments to and deductions from regulatory capital, and introduce a new “Standardized Approach” for the calculation of risk-weighted assets that will replace the risk-weighting requirements under the current U.S. regulatory capital rules. The new minimum regulatory capital requirements and the Standardized Approach for the calculation of risk-weighted assets will become effective for the Corporation and FirstBank on January 1, 2015.  The capital conservation buffer requirements, and the regulatory capital adjustments and deductions under the Basel 3 rules will be phase-in over several years ending as of December 31, 2018.

The Basel 3 rules introduce a new and separate ratio of Common Equity Tier 1 capital (“CET1”) to risk-weighted assets. CET1, a component of total Tier 1 capital, generally consists of common stock and related surplus, retained earnings, accumulated other comprehensive income (“AOCI”), and qualifying minority interests.  In addition, the Basel 3 rules also will require the Corporation to maintain an additional CET1 capital conservation buffer of 2.5%.  Thus, when the Basel 3 rules are fully phased in as of January 1, 2019, the Corporation will be required to maintain (i) a minimum CET1 to risk-weighted assets ratio of at least 4.5%, plus the 2.5% “capital conservation buffer,” resulting in a required minimum CET1 ratio of at least 7% upon full implementation, (ii) a minimum ratio of total Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum Tier 1 capital ratio of 8.5% upon full implementation, (iii) a minimum ratio of total Tier 1 plus Tier 2 capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum total capital ratio of 10.5% upon full implementation, and (iv) a required minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average on-balance sheet (non-risk adjusted) assets.  The phase-in of the capital conservation buffer will begin on January 1, 2016 with a first year requirement of 0.625% of additional CET1, which will be progressively increased over a four-year period, increasing by that same percentage amount on each subsequent January 1 until it reaches the fully-phased in 2.5% CET1 requirement on January 1, 2019.

In addition, the Basel 3 rules require a number of new deductions from and adjustments to CET1, including deductions from CET1 for mortgage servicing rights, and deferred tax assets dependent upon future taxable income.  In the case of mortgage servicing assets and deferred tax assets, among others, these items would be required to be deducted to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.  Under current regulatory capital requirements, the effect of AOCI is excluded for the purposes of calculating the required regulatory capital ratios.  By comparison, under the Basel 3 rules, the effects of certain AOCI items are not excluded.  Certain banking organizations, however, including the Corporation and FirstBank, will be allowed to make a one-time permanent election in early 2015 to continue to exclude AOCI items.  The Corporation and FirstBank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the securities portfolio.

In addition, the Basel 3 rules will require that certain non-qualifying capital instruments, including cumulative preferred stock and trust preferred securities (“TRuPs”), be excluded from Tier 1 capital.  In general, banking organizations such as the Corporation and the Bank, must begin to phase out TRuPs from Tier 1 capital by January 1, 2015.  The Corporation will be allowed to include 25% of the $225 million outstanding qualifying TRuPs as Tier 1 capital in 2015 and the TRuPs must be fully phased out from Tier 1 capital by January 1, 2016.  However, the Corporation’s TRuPs may continue to be included in Tier 2 capital until the instruments are redeemed or mature.

The Basel 3 rules also revise the “prompt corrective action” (“PCA”) regulations that apply to depository institutions, including FirstBank, pursuant to Section 38 of the Federal Deposit Insurance Act by (i) introducing a separate CET1 ratio requirement for each PCA capital category (other than critically undercapitalized) with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each PCA capital category with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that allows a bank with a composite supervisory rating of 1 to have a 3% leverage ratio and still be adequately capitalized and maintaining the minimum leverage ratio for well-capitalized status at 5%. The Basel 3 rules do not change the total risk-based capital requirement (10% for well-capitalized status) for any PCA capital category.  The new PCA requirements become effective on January 1, 2015.

The Basel 3 rules separately impose a Standardized Approach for risk-weightings that expands the risk-weighting categories from the four major risk-weighting categories under the current regulatory capital rules (0%, 20%, 50%, and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets.  In a number of cases, the Standardized Approach will result in higher risk weights for a variety of asset categories. Specific changes to the risk-weightings of assets under the current regulatory capital rules include, among other things: (i) applying a 150% risk weight instead of a 100% risk weight for certain high

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

volatility commercial real estate acquisition, development and construction loans, (ii) assigning a 150% risk weight to exposures that are 90 days past due (other than qualifying residential mortgage exposures, which remain at an assigned risk-weighting of 100%),  and (iii) establishing a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, in contrast to the 0% risk-weighting under the current rules.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Corporation's and its banking subsidiary's regulatory capital positions as of December 31, 2013 and 2012 were as follows:

	Regulatory Requirements
	Actual		For Capital Adequacy Purposes		To be Well-Capitalized-Regular Thresholds		Consent Order Capital requirements

	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At December 31, 2013
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,604,548	17.06%	$752,464	8%	N/A	N/A	N/A	N/A
FirstBank	$1,567,232	16.67%	$751,978	8%	$939,972	10%	$1,127,966	12%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,484,490	15.78%	$376,232	4%	N/A	N/A	N/A	N/A
FirstBank	$1,447,262	15.40%	$375,989	4%	$563,983	6%	$939,972	10%
Leverage ratio
First BanCorp.	$1,484,490	11.71%	$506,878	4%	N/A	N/A	N/A	N/A
FirstBank	$1,447,262	11.44%	$506,210	4%	$632,763	5%	$1,012,420	8%

At December 31, 2012
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,770,003	17.82%	$794,698	8%	N/A	N/A	N/A	N/A
FirstBank	$1,723,085	17.35%	$794,594	8%	$993,243	10%	$1,191,891	12%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,640,082	16.51%	$397,349	4%	N/A	N/A	N/A	N/A
FirstBank	$1,593,225	16.04%	$399,297	4%	$595,946	6%	$993,243	10%
Leverage ratio
First BanCorp.	$1,640,082	12.60%	$520,664	4%	N/A	N/A	N/A	N/A
FirstBank	$1,593,225	12.25%	$520,056	4%	$650,069	5%	$1,040,111	8%

The following table presents a detail of commitments to extend credit and standby letters of credit, and commitments to sell loans:

	December 31,
	2013	2012
	(In thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Construction undisbursed funds	$65,184	$86,623
Unused personal lines of credit	735,331	1,057,006
Commercial lines of credit	386,941	440,181
Commercial letters of credit	41,081	41,759

Standby letters of credit	10,527	17,956
Commitments to sell loans	123,925	29,614

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

    In general, commercial and standby letters of credit are issued to facilitate foreign and domestic trade transactions. Normally, commercial and standby letters of credit are short-term commitments used to finance commercial contracts for the shipment of goods. The collateral for these letters of credit includes cash or available commercial lines of credit. The fair value of commercial and standby letters of credit is based on the fees currently charged for such agreements, which, as of December 31, 2013 and 2012, was not significant.

    The Corporation obtained from GNMA commitment authority to issue GNMA mortgage-backed securities. Under this program, for 2013, the Corporation securitized approximately $355.5 million of FHA/VA mortgage loan production into GNMA mortgage-backed securities.

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

     The Corporation believes that the securities pledged as collateral should not be part of the Lehman bankruptcy estate given the fact that the posted collateral constituted a performance guarantee under the swap agreements and was not part of a financing agreement, and that ownership of the securities was never transferred to Lehman. Upon termination of the interest rate swap agreements, Lehman’s obligation was to return the collateral to the Corporation. During the fourth quarter of 2009, the Corporation discovered that Lehman Brothers, Inc. (“LBI”), acting as agent of Lehman, had deposited the securities in a custodial account at JP Morgan Chase, and that, shortly before the filing of the Lehman bankruptcy proceedings, it had provided instructions to have most of the securities transferred to Barclays Capital (“Barclays”) in New York. After Barclays’s refusal to turn over the securities, the Corporation filed a lawsuit against Barclays in federal court in New York demanding the return of the securities in December 2009. During February 2010, Barclays filed a motion with the court requesting that the Corporation’s claim be dismissed on the grounds that the allegations of the complaint are not sufficient to justify the granting of the remedies therein sought. Shortly thereafter, the Corporation filed its opposition motion. A hearing on the motions was held in court on April 28, 2010. The court, on that date, after hearing the arguments by both sides, concluded that the Corporation’s equitable-based causes of action, upon which the return of the investment securities is being demanded, contained allegations that sufficiently pled facts warranting the denial of Barclays’ motion to dismiss the Corporation’s claim. Accordingly, the judge ordered the case to proceed to trial.

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

    Because of the Bankruptcy Court’s May 10, 2013 decision, the Corporation has determined that it is probable that the asset has been impaired and recognized in the second quarter of 2013 a non-cash charge of $66.6 million associated with the write-off of the carrying value of the pledged securities and related accrued interest. The Corporation does not anticipate that this impairment charge will result in future cash expenditures by the Corporation other than additional costs relating to the appeal of the Bankruptcy Court's decision.

    On September 13, 2012, Barclays filed a motion in the Bankruptcy Court in an effort to impose sanctions on the Bank for seeking the relief sought in the litigation, which motion the Bank opposed. On December 3, 2013, the Bankruptcy Court issued a memorandum decision granting Barclays’ motion for civil contempt sanctions, in which the Bankruptcy Court granted Barclays entitlement to an award of sanctions from the Bank and directed the parties to meet and confer in an attempt to reach consensus on the award of sanctions. The parties have agreed that $2.5 million represents an appropriate compromise as to the amount of reasonable

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

counsel fees to which Barclays would be entitled to in the event that the Bankruptcy Court’s decision to award Barclays attorneys’ fees is affirmed through the appeals process.

    Additionally, the Corporation continues to pursue its claim filed in January 2009 in the proceedings under the Securities Protection Act with regard to LBI in the United States Bankruptcy Court for the Southern District of New York.

     As of December 31, 2013, First BanCorp. and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. Management believes that the final disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on the Corporation’s financial position, results of operations or cash flows.

NOTE 29 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Corporation designates a derivative as a fair value hedge, cash flow hedge or as an economic undesignated hedge when it enters into the derivative contract. As of December 31, 2013 and 2012, all derivatives held by the Corporation were considered economic undesignated hedges. These undesignated hedges are recorded at fair value with the resulting gain or loss recognized in current earnings.

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

Interest rate swaps - Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of December 31, 2013 and 2012, most of the interest rate swaps outstanding are used for protection against rising interest rates. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.

Forward Contracts - Forward contracts are sales of to-be-announced (“TBA”) mortgage-backed securities that will settle over the standard delivery date and do not qualify as “regular way” security trades. Regular-way security trades are contracts that have no net settlement provision and no market mechanism to facilitate net settlement and that provide for delivery of a security within the time generally established by regulations or conventions in the market place or exchange in which the transaction is being executed. The Forward sales are considered derivative instruments that need to be marked-to-market. These securities are used to economically hedge the FHA/VA residential mortgage loan securitizations of the mortgage-banking operations. Unrealized gains (losses) are recognized as part of mortgage banking activities in the consolidated statement of (loss) income.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the notional amounts of all derivative instruments:

	Notional Amounts
	December 31,	December 31,
	2013	2012
Undesignated economic hedges:	(In thousands)

Interest rate contracts:
Interest rate swap agreements	$31,080	$38,097
Written interest rate cap agreements	38,391	-
Purchased interest rate cap agreements	38,391	-
Forward Contracts:
Sale of TBA GNMA MBS pools	25,000	6,000
	$132,862	$44,097

Notional amounts are presented on a gross basis with no netting of offsetting exposure positions.

The following table summarizes the fair value of derivative instruments and the location of the derivative instruments in the statement of financial condition:

	Asset Derivatives			Liability Derivatives
	Statement of	December 31,	December 31,		December 31,	December 31,
	Financial	2013	2012		2013	2012
	Condition Location	Fair Value	Fair Value	Statement of Financial Condition Location	Fair Value	Fair Value
	(In thousands)

Undesignated economic hedges:

Interest rate contracts:
Interest rate swap agreements	Other assets	$162	$288	Accounts payable and other liabilities	$3,965	$5,776
Written interest rate cap agreements	Other assets	-	-	Accounts payable and other liabilities	58	-
Purchased interest rate cap agreements	Other assets	58	-	Accounts payable and other liabilities	-	-
Forward Contracts:
Sales of TBA GNMA MBS pools	Other assets	174	3	Accounts payable and other liabilities	-	5
		$394	$291		$4,023	$5,781

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the effect of derivative instruments on the statement of income (loss):

	Location of Gain (or loss)	Gain (or Loss) Year ended
	Recognized in Income on	December 31,
	Derivatives	2013	2012	2011
		(In thousands)

ECONOMIC UNDESIGNATED HEDGES:
Interest rate contracts:
Interest rate swap agreements	Interest income - Loans	$1,685	$901	$(1,548)
Written and purchased interest rate cap agreements	Interest income - Loans	10	-	-
Equity contracts:
Embedded written and purchased options on stock	Interest expense - Notes payable and other
index notes payable	borrowings	-	-	(45)
Forward contracts:
Sales of TBA GNMA MBS pools	Mortgage Banking Activities	176	166	(168)
Total gain (loss) on derivatives		$1,871	$1,067	$(1,761)

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

   A summary of interest rate swaps is as follows:

	December 31,	December 31,
	2013	2012
	(Dollars in thousands)

Pay fixed/receive floating:
Notional amount	$31,080	$38,097
Weighted average receive rate at period-end	1.85%	2.06%
Weighted average pay rate at period-end	6.77%	6.82%
Floating rates range from 167 to 187 basis points over 3-month LIBOR

As of December 31, 2013, the Corporation has not entered into any derivative instrument containing credit-risk-related contingent features.

 Credit and Market Risk of Derivatives

The Corporation uses derivative instruments to manage interest rate risk. By using derivative instruments, the Corporation is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the Corporation’s fair value gain in the derivative.  When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty owes the Corporation and, therefore, creates a credit risk for the Corporation. When the fair value of a derivative instrument contract is negative, the Corporation owes the counterparty and, therefore, it has no credit risk.  The Corporation minimizes the credit risk in derivative instruments by entering into transactions with reputable broker dealers (financial institutions) that are reviewed periodically by the Corporation’s Management’s Investment and Asset Liability Committee and by the Board of Directors. The Corporation also maintains a policy of requiring that all derivative instrument contracts be governed by an International Swaps and Derivatives Association Master Agreement, which includes a provision for netting; most of the Corporation’s agreements with derivative counterparties include bilateral collateral arrangements. The bilateral collateral arrangement permits the counterparties to perform margin calls in the form of cash or securities in the event that the fair market value of the derivative favors either counterparty. The book value and aggregate market value of securities pledged as collateral for interest rate swaps as of December 31, 2013 was $4.0 million and $4.3 million, respectively (2012 — $5.7 million and $6.1 million, respectively). The Corporation has a policy of diversifying derivatives counterparties to reduce the consequences of counterparty default.

The Corporation has credit risk of $0.4 million (2012 — $0.3 million) related to derivative instruments with positive fair values. The credit risk does not consider the value of any collateral and the effects of legally enforceable master netting agreements. There were no credit losses associated with derivative instruments recognized in 2013, 2012, or 2011.  As of December 31, 2013, the Corporation had a total net interest settlement payable of $0.1   million (2012 — net interest settlement payable of $0.1 million)

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

related to the swap transactions. The net settlements receivable and net settlements payable on interest rate swaps are included as part of “Other Assets” and “Accounts payable and other liabilities,” respectively, on the consolidated statements of financial condition.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

 NOTE 30 – OFFSETTING OF ASSETS AND LIABILITIES

The Corporation enters into master agreements with counterparties that may allow for netting of exposures in the event of default, primarily related to derivatives and repurchase agreements.  In an event of default each party has a right of set-off against the other party for amounts owed in the related agreement and any other amount or obligation owed in respect of any other agreement or transaction between them. The following table presents information about the offsetting of financial assets and liabilities as well as derivative assets and liabilities:

Offsetting of Financial Assets and Derivative Assets

In thousands
As of December 31, 2013

Net Amounts of Assets Presented in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
Net Amount

Description

Derivatives	$58	$-	$58	$(58)	$-	$-

As of December 31, 2012
Net Amounts of Assets Presented in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
Net Amount

Description

Derivatives	$-	$-	$-	$-	$-	$-

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Offsetting of Financial Liabilities and Derivative Liabilities

In thousands
As of December 31, 2013

			Net Amounts of Liabilities Presented in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
						Net Amount

Description

Derivatives	$3,965	$-	$3,965	$(3,965)	$-	$-
Repurchase agreements	600,000	-	600,000	(600,000)	-	-
Total	$603,965	$-	$603,965	$(603,965)	$-	$-

As of December 31, 2012

			Net Amounts of Liabilities Presented in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
						Net Amount

Description

Derivatives	$5,486	$-	$5,486	$(5,486)	$-	$-
Repurchase agreements	600,000	-	600,000	(600,000)	-	-
Total	$605,486	$-	$605,486	$(605,486)	$-	$-

NOTE 31 – SEGMENT INFORMATION

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of December 31, 2013, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations.  Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Others factors such as the Corporation’s organizational chart, nature of the products, distribution channels, and the economic characteristics of the product were also considered in the determination of the reportable segments.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The accounting policies of the segments are the same as those referred to in Note 1- “Nature of Business and Summary of Significant Accounting Policies.”

The Corporation evaluates the performance of the segments based on net interest income, the estimated provision for loan and lease losses, non-interest income, and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the allowance for loan and lease losses.

The following table presents information about the reportable segments:

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the year ended December 31, 2013:
Interest income	$109,074	$231,077	$171,972	$55,075	$36,999	$41,591	$645,788
Net (charge) credit for transfer of funds	(37,611)	1,549	(14,280)	41,074	9,268	-	-
Interest expense	-	(27,834)	-	(77,366)	(21,748)	(3,895)	(130,843)
Net interest income (loss)	71,463	204,792	157,692	18,783	24,519	37,696	514,945
(Provision) release for loan and lease losses	(89,439)	(54,240)	(101,971)	-	10,709	(8,810)	(243,751)
Non-interest income (loss)	15,826	38,968	3,904	(66,635)	1,284	7,855	1,202
Direct non-interest expenses	(48,941)	(122,560)	(64,611)	(10,629)	(28,554)	(45,680)	(320,975)
Segment (loss) income	$(51,091)	$66,960	$(4,986)	$(58,481)	$7,958	$(8,939)	$(48,579)

Average earnings assets	$2,030,120	$1,954,307	$4,068,942	$2,698,559	$748,209	$664,051	$12,164,188

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the year ended December 31, 2012:
Interest income	$110,164	$207,001	$187,860	$46,313	$37,376	$49,063	$637,777
Net (charge) credit for transfer of funds	(48,830)	474	(23,706)	59,970	12,092	-	-
Interest expense	-	(30,904)	-	(111,209)	(29,340)	(4,619)	(176,072)
Net interest income (loss)	61,334	176,571	164,154	(4,926)	20,128	44,444	461,705
(Provision) release for loan and lease losses	(36,553)	(32,924)	(42,940)	-	9,061	(17,143)	(120,499)
Non-interest income (loss)	18,080	33,362	10,140	(1,623)	1,803	6,885	68,647
Direct non-interest expenses	(43,058)	(102,364)	(50,364)	(6,296)	(27,734)	(37,751)	(267,567)
Segment (loss) income	$(197)	$74,645	$80,990	$(12,845)	$3,258	$(3,565)	$142,286

Average earnings assets	$2,067,304	$1,637,729	$4,571,779	$2,426,091	$727,556	$805,720	$12,236,179

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the year ended December 31, 2011:
Interest income	$118,346	$168,520	$206,494	$64,536	$45,095	$56,624	$659,615
Net (charge) credit for transfer of funds	(61,466)	11,769	(16,002)	49,430	16,269	-	-
Interest expense	-	(41,902)	-	(177,599)	(39,906)	(6,696)	(266,103)
Net interest income	56,880	138,387	190,492	(63,633)	21,458	49,928	393,512
Provision for loan and lease losses	(33,663)	(17,927)	(118,510)	-	(28,211)	(38,038)	(236,349)
Non-interest income	22,272	27,719	8,644	41,588	1,304	10,681	112,208
Direct non-interest expenses	(38,254)	(92,539)	(50,018)	(5,704)	(30,513)	(36,485)	(253,513)
Segment income (loss)	$7,235	$55,640	$30,608	$(27,749)	$(35,962)	$(13,914)	$15,858

Average earnings assets	$2,154,543	$1,448,520	$5,163,940	$3,123,323	$851,608	$889,906	$13,631,840

	The following table presents a reconciliation of the reportable segment financial information to the consolidated totals:

		Year Ended December 31,
		2013	2012	2011
		(In thousands)

	Net (loss) income:
	Total (loss) income for segments and other	$(48,579)	$142,286	$15,858
	Other non-interest loss (1)	(16,691)	(19,256)	(4,227)
	Other operating expenses (2)	(94,053)	(87,316)	(84,541)
	(Loss) income before income taxes	(159,323)	35,714	(72,910)
	Income tax expense	(5,164)	(5,932)	(9,322)
	Total consolidated net (loss) income	$(164,487)	$29,782	$(82,232)
	Average assets:
	Total average earning assets for segments	$12,164,188	$12,236,179	$13,631,840
	Other average earning assets (1)	18,089	36,706	39,747
	Average non-earning assets	630,184	693,489	684,129
	Total consolidated average assets	$12,812,461	$12,966,374	$14,355,716

(1)	The activities related to the Bank's equity interest in CPG/GS are presented as an Other non-interest loss and as Other
	average earning assets in the table above.
(2)	Expenses pertaining to corporate administrative functions that support the operating segment but are not specifically
	attributable to or managed by any segment are not included in the reported financial results of the operating segments.
	The unallocated corporate expenses include certain general and administrative expenses and related depreciation and
	amortization expenses.

	The following table presents revenues and selected balance sheet data by geography based on the location in which the transaction is originated:

		2013	2012	2011
		(In thousands)

	Revenues:
	Puerto Rico	$533,302	$579,949	$637,623
	United States	47,551	51,271	62,668
	Virgin Islands	49,446	55,948	67,305
	Total consolidated revenues	$630,299	$687,168	$767,596

	Selected Balance Sheet Information:
	Total assets:
	Puerto Rico	$10,993,743	$11,421,073	$11,069,279
	United States	940,590	913,831	1,129,846
	Virgin Islands	722,592	764,837	928,150
	Loans:
	Puerto Rico	$8,173,873	$8,706,428	$8,844,885
	United States	865,414	714,234	821,652
	Virgin Islands	672,852	718,846	908,677
	Deposits:
	Puerto Rico (1)	$7,053,053	$7,004,301	$7,015,700
	United States	1,895,394	1,921,066	1,964,447
	Virgin Islands	931,477	939,179	927,607

	___________________
(1)	For 2013, 2012, and 2011, includes $3.1 billion, $3.4 billion, and $3.7 billion, respectively, of brokered CDs allocated to Puerto Rico operations.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 32- FIRST BANCORP. (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

The following condensed financial information presents the financial position of the Holding Company only as of December 31, 2013 and 2012, and the results of its operations and cash flows for the years ended on December 31, 2013, 2012, and 2011:

Statements of Financial Condition

	As of December 31,
	2013	2012
	(In thousands)

Assets
Cash and due from banks	$31,957	$35,139
Money market investments	6,111	6,111
Investment securities available for sale, at market:
Equity investments	33	31
Other investment securities	285	1,300
Loans held for investment, net	356	-
Investment in First Bank Puerto Rico, at equity	1,403,612	1,663,139
Investment in First Bank Insurance Agency, at equity	9,834	7,697
Investment in FBP Statutory Trust I	3,093	3,093
Investment in FBP Statutory Trust II	3,866	3,866
Other assets	4,101	4,891
Total assets	$1,463,248	$1,725,267

Liabilities and Stockholders' Equity
Liabilities:
Other borrowings	$231,959	$231,959
Accounts payable and other liabilities	15,431	8,285
Total liabilities	247,390	240,244

Stockholders' equity	1,215,858	1,485,023
Total liabilities and stockholders' equity	$1,463,248	$1,725,267

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Statements of (Loss) Income

	Year Ended December 31,
	2013	2012	2011
	(In thousands)

Income
Interest income on investment securities	$-	$6	$-
Interest income on other investments	22	17	1
Dividend from subsidiaries	-	-	3,000
Other income	88	220	212
	110	243	3,213

Expense
Notes payable and other borrowings	7,092	7,342	7,042
Other operating expenses	5,813	3,398	3,335
	12,905	10,740	10,377
Investment-related proceeds and (impairments) on equity
securities	(42)	-	679

Loss before income taxes and equity in undistributed (losses)
earnings of subsidiaries	(12,837)	(10,497)	(6,485)
Equity in undistributed (losses) earnings of subsidiaries	(151,650)	40,279	(75,747)
Net (Loss) income	(164,487)	29,782	(82,232)

Other comprehensive (loss) income, net of tax	(107,168)	9,234	1,480

Comprehensive (loss) income	$(271,655)	$39,016	$(80,752)

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
		(In thousands)

Cash flows from operating activities:
Net (loss) income	$(164,487)	$29,782	$(82,232)

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation	1,471	155	38
Equity in undistributed losses (earnings) of subsidiaries	151,650	(40,279)	75,747
Loss on impairment/sales of investment securities	186	-	-
Net decrease (increase) in other assets	774	(1,403)	1,228
Net increase (decrease) in other liabilities	7,146	7,166	(2,984)
Net cash used in operating activities	(3,260)	(4,579)	(8,203)

Cash flows from investing activities:
Proceeds from sale/redemption of other investment securities	533	-	-
Capital contribution to subsidiaries	-	-	(457,000)
Proceeds from securities litigation settlement	-	-	679
Net cash provided by (used in) investing activities	533	-	(456,321)

Cash flows from financing activities:
Proceeds from common stock issued, net of costs	-	1,037	493,274
Dividends paid	-	-	(26,388)
Repurchase of common stock	(455)	-	-
Net cash (used in) provided by financing activities	(455)	1,037	466,886

Net (decrease) increase in cash and cash equivalents	(3,182)	(3,542)	2,362

Cash and cash equivalents at beginning of the year	41,250	44,792	42,430
Cash and cash equivalents at end of year	$38,068	$41,250	$44,792

Cash and cash equivalents include:
Cash and due from banks	$31,957	$35,139	$41,681
Money market instruments	6,111	6,111	3,111
	$38,068	$41,250	$44,792

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 33 – SUBSEQUENT EVENTS

The Corporation has performed an evaluation of events occurring subsequent to December 31, 2013; management has determined that there are no additional events occurring in this period that required disclosure in or adjustment to the accompanying financial statements.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

First BanCorp.’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of First BanCorp.’s disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2013, the Corporation’s disclosure controls and procedures were effective and provide reasonable assurance that the information required to be disclosed by the Corporation in reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and reported to the Corporation’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management’s report on Internal Control over Financial Reporting is included in Item 8 and incorporated herein by reference.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included in Item 8 of this form 10K.

Changes in Internal Control over Financial Reporting

There have been no changes to the Corporation’s internal control over financial reporting during our most recent quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information.

None.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference from the sections entitled “Information with Respect to Nominees Standing for Election as Directors and with respect to Executive Officers of the Corporation,” “Corporate Governance and Related Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in First BanCorp.’s definitive Proxy Statement for use in connection with its 2014 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days of the close of First BanCorp.’s 2013 fiscal year.

Item 11. Executive Compensation.

Information in response to this Item is incorporated herein by reference from the sections entitled “Compensation Committee Interlocks and Insider Participation”, “Compensation of Directors,” “Compensation Discussion and Analysis,” “Executive Compensation Disclosure” and “Compensation Committee Report” in First BanCorp.’s Proxy Statement to be filed with the SEC within 120 days of the close of First BanCorp.’s 2013 fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in First BanCorp.’s Proxy Statement to be filed with the SEC within 120 days of the close of First BanCorp.’s 2013 fiscal year and by reference to the section entitled “Securities authorized for issuance under equity compensation plans” in Part II, Item 5 of this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item is incorporated herein by reference from the sections entitiled “Certain Relationships and Related Person Transactions” and “Corporate Governance and Related Matters” in First BanCorp.’s Proxy Statement to be filed with the SEC within 120 days of the close of First BanCorp.’s 2013 fiscal year.

Item 14. Principal Accounting Fees and Services.

Audit Fees

Information in response to this Item is incorporated herein by reference from the section entitled “Audit Fees” and “Audit Committee Report” in First BanCorp.’s Proxy Statement to be filed with the SEC within 120 days of the close of First BanCorp.’s 2013 fiscal year.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

PART IV

Item 15. Exhibits, Financial Statement Schedules

  (a) List of documents filed as part of this report.

(1) Financial Statements.

The following consolidated financial statements of First BanCorp., together with the report thereon of First BanCorp.’s independent registered public accounting firm, KPMG LLP, dated March 17, 2014, and First BanCorp.’s prior independent registered public accounting firm, PricewaterhouseCoopers LLP, dated March 13, 2012 are included in Item 8 of this report:

– Report of KPMG LLP, Independent Registered Public Accounting Firm.

–Report of PricewaterhouseCooppers LLP, Independent Registered Public Accounting Firm.

–Attestation Report of KPMG LLP, Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

–Consolidated Statements of Financial Condition as of December 31, 2013 and 2012.

–Consolidated Statements of (Loss) Income for Each of the Three Years in the Period Ended December 31, 2013.

– Consolidated Statements of Comprehensive (Loss) Income for each of the Three Years in the Period Ended December 31, 2013.

– Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2013.

– Consolidated Statements of Changes in Stockholders’ Equity for Each of the Three Years in the Period Ended December 31, 2013.

– Notes to the Consolidated Financial Statements.

(2) Financial statement schedules.

All financial schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      (b) Exhibits listed below are filed herewith as part of this Form 10-K or are incorporated herein by reference.

(c) The separate financial statements of CPG/GS PR NPL, LLC as of December 31, 2013 and 2012 and for the fiscal years ended December 31, 2013, 2012, and 2011, required to be filed pursuant to Rule 3-09 of Regulation S-X, are filed as Exhibit 99.3 hereto.

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

10.1	FirstBank’s 1997 Stock Option Plan, incorporated by reference from the Form 10-K for the year ended December 31, 1998 filed by First BanCorp on March 26, 1999.
10.2	First BanCorp’s 2008 Omnibus Incentive Plan, as amended, incorporated by reference from Exhibit 99.1 to the Form S-8 filed by First BanCorp on May 4,2012.
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

10.38	Non – Employee Director Compensation Structure, incorporated by reference from Exhibit 10.3 of the Form 10-Q for the quarter ended June 30, 2012 filed by First BanCorp on August 9, 2012.
10.39	Offer Letter between First BanCorp and Robert T. Gormley incorporated by reference from Exhibit 10.1 of the Form 8-K filed on November 2, 2012.
10.40	Offer Letter between First BanCorp and David I. Matson incorporated by reference from Exhibit 10.1 of the Form 8-K filed on October 1, 2013.
12.1	Ratio of Earnings to Fixed Charges
12.2	Ratio of Earnings to Fixed Charges and Preference Dividends
14.1	Code of Ethics for CEO and Senior Financial Officers, incorporated by reference from Exhibit 3.2 of the Form 10-K for the fiscal year ended December 31, 2008 filed by First BanCorp on March 2, 2009.
21.1	List of First BanCorp’s subsidiaries
23.1	Consent of KPMG LLP
23.2	Consent of PricewaterhouseCoopers LLP
23.3	Consent of PricewaterhouseCoopers LLP – Financial statements of CPG/GS PR NPL, LLC
31.1	Section 302 Certification of the CEO
31.2	Section 302 Certification of the CFO
32.1	Section 906 Certification of the CEO
32.2	Section 906 Certification of the CFO
99.1	Certification of the CEO Pursuant to Section III(b)(4) of the Emergency Stabilization Act of 2008 and 31 CFR § 30.15.
99.2	Certification of the CFO Pursuant to Section III(b)(4) of the Emergency Stabilization Act of 2008 and 31 CFR § 30.15.
99.3	Financial statements of CPG/GS PR NPL, LLC as of December 31, 2013 and 2012 and for the fiscal years ended December 31, 2013, 2012,and 2011.
Exhibit 101.INS	XBRL Instance Document, filed herewith.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith.
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST BANCORP.

By:	/s/ Aurelio Alemán	Date: 3/17/14
Aurelio Alemán
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Aurelio Alemán	Date: 3/17/14
Aurelio Alemán
President, Chief Executive Officer and Director

/s/ Orlando Berges	Date: 3/17/14
Orlando Berges, CPA
Executive Vice President and Chief Financial Officer

/s/ Roberto R. Herencia	Date: 3/17/14
Roberto R. Herencia,
Director and Chairman of the Board

/s/ José Menéndez-Cortada	Date: 3/17/14
José Menéndez-Cortada, Director

/s/ Fernando Rodríguez-Amaro	Date: 3/17/14
Fernando Rodríguez Amaro,
Director

/s/ Thomas Martin Hagerty	Date: 3/17/14
Thomas Martin Hagerty,
Director

/s/ Robert T. Gormley	Date: 3/17/14
Robert T. Gormley,
Director

/s/ Michael P. Harmon	Date: 3/17/14
Michael P. Harmon,
Director

/s/ David Matson	Date: 3/17/14
David Matson,
Director

/s/ Pedro Romero	Date: 3/17/14
Pedro Romero, CPA
Senior Vice President and Chief Accounting Officer