Form 10-Q
period 2014-03-31
FIRST BANCORP /PR/
filed 2014-05-12
CIK 1057706

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

_____________

FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______ to _______

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

Yes ☑    No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑   No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock:  209,204,337 shares outstanding as of April 30, 2014.

FIRST BANCORP.

INDEX PAGE

Forward Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbor created by such sections.  When used in this Form 10-Q or future filings by First BanCorp. (the “Corporation”) with the U.S. Securities and Exchange Commission (“SEC”), in the Corporation’s press releases or in other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the word or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “should,” “anticipate” and similar expressions are meant to identify “forward-looking statements.”

First Bancorp. wishes to caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and to advise readers that various factors, including but not limited to the following, could cause actual results to differ materially from those expressed in, or implied by such “forward-looking statements”:

•         uncertainty about whether the Corporation  and FirstBank Puerto Rico (“FirstBank” or “the Bank”) will be able to fully comply with the written agreement dated June 3, 2010 (the “Written Agreement”) that the Corporation entered into with the Federal Reserve Bank of New York (the “New York FED” or “Federal Reserve”) and the consent order dated June 2, 2010 (the “FDIC Order”) and, together with the Written Agreement, (the “Agreements”) that the Corporation’s banking subsidiary, FirstBank entered into with the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (“OCIF”) that, among other things, require the Bank to maintain certain capital levels and reduce its special mention, classified, delinquent and non-performing assets;

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

•         the strength or weakness of the real estate markets and of the consumer and commercial credit sectors and their impact on the credit quality of the Corporation’s loans and other assets, which has contributed and may continue to contribute to, among other things, high levels of non-performing assets, charge-offs and provisions and may subject the Corporation to further risk from loan defaults and foreclosures;

•         the ability of FirstBank to realize the benefit of its deferred tax asset;

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

•         a decrease in demand for the Corporation’s products and services and lower revenues and earnings because of the continued recession in Puerto Rico, the current fiscal problems and budget deficit of the Puerto Rico government and recent credit downgrades of the Puerto Rico government debt;

•         a credit default by the Puerto Rico government or any of its public corporations or other instrumentalities, and recent and any future additional downgrades of the long-term debt ratings of the Puerto Rico government, which could exacerbate Puerto Rico’s adverse economic conditions;

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

•         changes in the fiscal and monetary policies and regulations of the U.S. federal government, including those determined by the Federal Reserve Board, the New York FED, the FDIC, government-sponsored housing agencies, and regulators in Puerto Rico, the USVI and the BVI;

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

•         the risk of loss from loan defaults and foreclosures, including the risk of non compliance by Doral Financial in timely paying principal and interest on their outstanding secured loan to the Corporation and/or non compliance with the collateral substitution provision under the loan agreement;

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

Investors should refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, as well as “Part II, Item 1A, Risk Factors” in this quarterly report on Form 10-Q, for a discussion of such factors and certain risks and uncertainties to which the Corporation is subject.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31, 2014	December 31, 2013
(In thousands, except for share information)
ASSETS
Cash and due from banks	$824,547	$454,302
Money market investments:
Time deposits with other financial institutions	300	300
Other short-term investments	16,650	201,069
Total money market investments	16,950	201,369
Investment securities available for sale, at fair value:
Securities pledged that can be repledged	1,037,523	1,042,482
Other investment securities	994,421	935,800
Total investment securities available for sale	2,031,944	1,978,282
Other equity securities	28,691	28,691
Investment in unconsolidated entity	669	7,279
Loans, net of allowance for loan and lease losses of $266,778
(2013 - $285,858)	9,300,007	9,350,312
Loans held for sale, at lower of cost or market	78,912	75,969
Total loans, net	9,378,919	9,426,281
Premises and equipment, net	169,189	166,946
Other real estate owned	138,622	160,193
Accrued interest receivable on loans and investments	49,020	54,012
Other assets	180,877	179,570
Total assets	$12,819,428	$12,656,925
LIABILITIES
Non-interest-bearing deposits	$905,650	$851,212
Interest-bearing deposits	9,097,035	9,028,712
Total deposits	10,002,685	9,879,924
Securities sold under agreements to repurchase	900,000	900,000
Advances from the Federal Home Loan Bank (FHLB)	300,000	300,000
Other borrowings	231,959	231,959
Accounts payable and other liabilities	128,886	129,184
Total liabilities	11,563,530	11,441,067
STOCKHOLDERS' EQUITY
Preferred stock, authorized, 50,000,000 shares:
Non-cumulative Perpetual Monthly Income Preferred Stock:
issued 22,004,000 shares, outstanding 2,272,395 shares
(2013-2,521,872 shares outstanding), aggregate liquidation
value of $56,810 (2013-$63,047)	56,810	63,047
Common stock, $0.10 par value, authorized, 2,000,000,000 shares;
issued, 209,578,959 shares (2013 - 207,635,157 shares issued)	20,958	20,764
Less: Treasury stock (at par value)	(61)	(57)
Common stock outstanding, 208,967,883 shares outstanding (2013 - 207,068,978
shares outstanding)	20,897	20,707
Additional paid-in capital	894,247	888,161
Retained earnings	340,141	322,679
Accumulated other comprehensive loss, net of tax of $7,753 (2013- $7,755)	(56,197)	(78,736)
Total stockholders' equity	1,255,898	1,215,858
Total liabilities and stockholders' equity	$12,819,428	$12,656,925

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Quarter Ended
	March 31,	March 31,
(In thousands, except per share information)	2014	2013
Interest and dividend income:
Loans	$144,843	$148,643
Investment securities	15,228	11,043
Money market investments	500	539
Total interest income	160,571	160,225
Interest expense:
Deposits	20,299	25,544
Securities sold under agreements to repurchase	6,368	6,417
Advances from FHLB	824	2,025
Notes payable and other borrowings	1,760	1,746
Total interest expense	29,251	35,732
Net interest income	131,320	124,493
Provision for loan and lease losses	31,915	111,123
Net interest income after provision for loan and lease losses	99,405	13,370
Non-interest income:
Service charges on deposit accounts	3,203	3,380
Mortgage banking activities	3,368	4,580
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	-	-
Portion of other-than-temporary impairment losses recognized in other
comprehensive income	-	(117)
Net impairment losses on available-for-sale debt securities	-	(117)
Equity in loss of unconsolidated entity	(6,610)	(5,538)
Insurance income	2,571	2,020
Other non-interest income	8,818	9,304
Total non-interest income	11,350	13,629
Non-interest expenses:
Employees' compensation and benefits	32,942	33,554
Occupancy and equipment	14,346	15,070
Business promotion	3,973	3,357
Professional fees	10,040	11,133
Taxes, other than income taxes	4,547	2,989
Insurance and supervisory fees	10,990	12,806
Net loss on other real estate owned (OREO) and OREO operations	5,837	7,310
Credit and debit card processing expenses	3,824	3,077
Communications	1,879	1,814
Other non-interest expenses	4,407	6,900
Total non-interest expenses	92,785	98,010
Income (loss) before income taxes	17,970	(71,011)
Income tax expense	(887)	(1,622)
Net income (loss)	$17,083	$(72,633)
Net income (loss) attributable to common stockholders	$17,462	$(72,633)
Net income (loss) per common share:
Basic	$0.08	$(0.35)
Diluted	$0.08	$(0.35)
Dividends declared per common share	$-	$-

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Quarter Ended
	March 31,	March 31,
	2014	2013
(In thousands)

Net income (loss)	$17,083	$(72,633)

Available-for-sale debt securities on which an other-than-temporary impairment has been recognized:
Subsequent unrealized gain on debt securities on which an
other-than-temporary impairment has been recognized	913	843
Reclassification adjustment for other-than-temporary impairment
on debt securities included in net income	-	117
All other unrealized holding gains (losses) on available-for-sale securities arising during the period	21,624	(9,570)
Income tax benefit related to items of other comprehensive income	2	-
Other comprehensive income (loss) for the period, net of tax	22,539	(8,610)
Total comprehensive income (loss)	$39,622	$(81,243)

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended
	March 31, 2014	March 31, 2013
(In thousands)
Cash flows from operating activities:
Net income (loss)	$17,083	$(72,633)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,453	6,002
Amortization of intangible assets	1,235	1,520
Provision for loan and lease losses	31,915	111,123
Deferred income tax (benefit) expense	(700)	421
Stock-based compensation	717	219
Other-than-temporary impairments on debt securities	-	117
Equity in loss of unconsolidated entity	6,610	5,538
Derivative instruments and financial liabilities measured at fair value, gain	(148)	(295)
Gain on sale of premises and equipment and other assets	(25)	-
Net gain on sales of loans	(2,017)	(1,761)
Net amortization of premiums, discounts and deferred loan fees and costs	(477)	(1,364)
Originations and purchases of loans held for sale	(72,748)	(159,559)
Sales and repayments of loans held for sale	72,865	119,891
Amortization of broker placement fees	1,785	2,155
Net amortization of premium and discounts on investment securities	(284)	3,649
Increase in accrued income tax payable	1,476	971
Decrease (increase) in accrued interest receivable	4,992	(296)
Increase (decrease) in accrued interest payable	2,106	(246)
Decrease in other assets	8,657	5,888
(Decrease) increase in other liabilities	(4,987)	9,358
Net cash provided by operating activities	73,508	30,698

Cash flows from investing activities:
Principal collected on loans	776,086	643,168
Loans originated and purchased	(774,764)	(660,818)
Proceeds from sales of loans held for investment	16,558	130,296
Proceeds from sales of repossessed assets	12,262	14,640
Purchases of securities available for sale	(76,253)	(444,999)
Proceeds from principal repayments and maturities of securities available for sale	45,422	112,756
Additions to premises and equipment	(7,696)	(2,978)
Proceeds from sale of premises and equipment and other assets	25	-
Net redemptions/sales of other equity securities	-	5,865
Net cash used in investing activities	(8,360)	(202,070)

Cash flows from financing activities:
Net increase in deposits	120,977	116,868
Net FHLB advances paid	-	(130,000)
Repurchase of outstanding common stock	(246)	-
Issuance costs of common stock issued in exchange for preferred stock Series A through E	(53)	-
Net cash provided by (used in) financing activities	120,678	(13,132)
Net increase (decrease) in cash and cash equivalents	185,826	(184,504)
Cash and cash equivalents at beginning of period	655,671	946,851
Cash and cash equivalents at end of period	$841,497	$762,347

Cash and cash equivalents include:
Cash and due from banks	$824,547	$545,719
Money market instruments	16,950	216,628
	$841,497	$762,347

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Quarter Ended
	March 31,	March 31,
	2014	2013
(In thousands)
Preferred Stock
Balance at beginning of period	$63,047	$63,047
Exchange of preferred stock- Series A through E	(6,237)	-
Balance at end of period	56,810	63,047

Common Stock outstanding:
Balance at beginning of period	20,707	20,624
Common stock issued as compensation	6	-
Common stock withheld for taxes	(4)	-
Common stock issued in exchange for Series A through E preferred stock	107	-
Restricted stock grants	81	-
Restricted stock forfeited	-	(1)
Balance at end of period	20,897	20,623

Additional Paid-In-Capital:
Balance at beginning of period	888,161	885,754
Stock-based compensation	717	219
Common stock withheld for taxes	(242)	-
Common stock issued in exchange for Series A through E preferred stock	5,538	-
Reversal of issuance costs of Series A through E preferred stock exchanged	213	-
Issuance costs of common stock issued in exchange for Series A through E preferred stock	(53)	-
Restricted stock grants	(81)	-
Common stock issued as compensation	(6)	-
Restricted stock forfeited	-	1
Balance at end of period	894,247	885,974

Retained Earnings:
Balance at beginning of period	322,679	487,166
Net income (loss)	17,083	(72,633)
Excess of carrying amount of Series A though E preferred stock exchanged over
fair value of new shares of common stock	379	-
Balance at end of period	340,141	414,533

Accumulated Other Comprehensive Income (Loss), net of tax:
Balance at beginning of period	(78,736)	28,432
Other comprehensive income (loss) , net of tax	22,539	(8,610)
Balance at end of period	(56,197)	19,822

Total stockholders' equity	$1,255,898	$1,403,999

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Financial Statements (unaudited) of First BanCorp. (“the Corporation”) have been prepared in conformity with the accounting policies stated in the Corporation’s Audited Consolidated Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from these statements pursuant to the rules and regulations of the SEC and, accordingly, these financial statements should be read  in conjunction with the Audited Consolidated Financial Statements of the Corporation for the year ended December 31, 2013, which are included in the Corporation’s 2013 Annual Report on Form 10-K. All adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the statement of financial position, results of operations and cash flows for the interim periods have been reflected. All significant intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the quarter ended March 31, 2014 are not necessarily indicative of the results to be expected for the entire year.

Adoption of new accounting requirements and recently issued but not yet effective accounting requirements

The Financial Accounting Standards Board (“FASB”) has issued the following accounting pronouncements and guidance relevant to the Corporation’s operations:

In July 2013, the FASB updated the Codification to provide explicit guidelines on how to present an unrecognized tax benefit in financial statements when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments are effective for public entities with fiscal periods beginning after December 15, 2013. The adoption of this guidance in 2014 did not have an effect on the Corporation’s financial statements as the Corporation’s NOLs and tax credit carryfowards are not available to settle any additional income taxes that would result from the disallowance of the Corporation’s unrecognized tax benefits.

In January 2014, the FASB updated the Codification to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan so that the loan should be derecognized and the real estate property recognized in the financial statements. The Update clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  In addition,  creditors are required to disclose on an annual and interim basis both (i) the amount of the foreclosed residential real estate property held and (ii) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments are effective for public business entities for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 31, 2015. Early adoption is permitted. The guidance can be implemented using either a modified retrospective transition method or a prospective transition method. The Corporation is currently evaluating the impact of the adoption of this guidance, if any, on its financial statements.

In April 2014, the FASB issued an update to current accounting standards which will change the criteria for reporting discontinued operations. The amendments will also require new disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. The amendments are effective for the Corporation for new disposals (or classifications as held for sale) of components of the Corporation, should they occur, beginning in the first quarter of fiscal year 2016. Early adoption is permitted for disposals (or classifications as held for sale) that have not been previously reported.

NOTE 2 – EARNINGS PER COMMON SHARE

The calculations of earnings (losses) per common share for the quarters ended on March 31, 2014 and 2013 are as follows:

	Quarter Ended
	March 31,	March 31,
	2014	2013
	(In thousands, except per share information)
Net income (loss)	$17,083	$(72,633)
Favorable impact from issuing common stock in exchange for
Series A through E preferred stock	379	-
Net income (loss) attributable to common stockholders	$17,462	$(72,633)

Weighted-Average Shares:
Basic weighted-average common shares outstanding	205,732	205,465
Average potential common shares	1,144	-
Diluted weighted-average number of common shares outstanding	206,876	205,465

Income (loss) per common share:
Basic	$0.08	$(0.35)
Diluted	$0.08	$(0.35)

Earnings (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares issued and outstanding. Net income (loss) attributable to common stockholders represents net income (loss) adjusted for any preferred stock dividends, including any dividends declared, and any cumulative dividends related to the current dividend period that have not been declared as of the end of the period. For the first quarter of 2014, net income attributable to common stockholders also includes the one-time effect of the issuance of common stock in exchange for Series A through E preferred stock. This transaction is discussed in Note 17 to the unaudited consolidated financial statements. Basic weighted average common shares outstanding exclude unvested shares of restricted stock.

Potential common shares consist of common stock issuable under the assumed exercise of stock options, unvested shares of restricted stock, and outstanding warrants using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from the exercise, in addition to the amount of compensation cost attributable to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options, unvested shares of restricted stock, and outstanding warrants that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share. Stock options not included in the computation of outstanding shares because they were antidilutive amounted to 88,640 and 105,363 for the quarters ended March 31, 2014 and 2013, respectively. Warrants outstanding to purchase 1,285,899 shares of common stock and 763,022 unvested shares of restricted stock were excluded from the computation of diluted earnings per share for the quarter ended March 31, 2013 because the Corporation reported a net loss attributable to common stockholders for the period and their inclusion would have an antidilutive effect.

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

The activity of stock options granted under the 1997 stock option plan for the quarter ended March 31, 2014 is set forth below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)

Beginning of period outstanding
and exercisable	101,435	$206.95
Options expired	(12,795)	321.75
End of period outstanding and
exercisable	88,640	$190.38	2.1	$-

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

Under the Omnibus Plan, during the first quarter of 2014, the Corporation issued 810,138 shares of restricted stock that will vest based on the employees’ continued service with the Corporation. Fifty percent (50%) of those shares vest in two years from the grant date and the remaining 50% percent vest in three years from the grant date. Included in those 810,138 shares of restricted stock are 653,138 shares granted to certain senior officers consistent with the requirements of the Troubled Asset Relief Program (“TARP”) Interim Final Rule, which permit TARP recipients to grant “long-term restricted stock” without violating the prohibition on paying or accruing a bonus payment if it satisfies the following requirements: (i) the value of the grant may not exceed one-third of the amount of the employee’s annual compensation, (ii) no portion of the grant may vest before two years after the grant date, and (iii) the grant must be subject to a further restriction on transfer or payment as described below. Specifically, the stock that has otherwise vested may not become transferable at any time earlier than as permitted under the schedule set forth by TARP, which is based on the repayment in 25% increments of the aggregate financial assistance received from the U.S. Department of Treasury (the “Treasury”). Hence, notwithstanding the vesting period mentioned above, the employees covered by TARP are restricted from transferring the shares.

     The fair value of the shares of restricted stock granted in the first quarter of 2014 was based on the market price of the Corporation’s outstanding common stock on the date of the grant. For the 653,138 shares of restricted stock granted under the TARP requirements, the market price was discounted due to postvesting restrictions. For purposes of computing the discount, the Corporation estimated an appreciation of 16% in the value of the common stock using the Capital Asset Pricing Model as a basis of what would be a market participant’s expected return on the Corporation’s stock and assumed that the Treasury would hold its outstanding common stock of the Corporation for two years, resulting in a fair value of $2.63 for restricted shares granted under the TARP requirements. Also, the Corporation used empirical data to estimate employee termination; separate groups of employees that have similar historical exercise behavior were considered separately for valuation purposes.

The following table summarizes the restricted stock activity in 2014 under the Omnibus Plan for both executive officers covered by the TARP requirements and other employees as well as for the independent directors:

	Quarter Ended
	March 31, 2014
	Number of
	shares of	Weighted-Average
	restricted	Grant Date
	stock	Fair Value

Non-vested shares at beginning of period	1,411,185	$3.04
Granted	810,138	3.14
Forfeited	(2,000)	6.03
Vested	(67,500)	4.00
Non-vested shares at March 31, 2014	2,151,823	$3.06

For the quarters ended March 31, 2014 and 2013, the Corporation recognized $0.4 million and $0.2 million, respectively, of stock-based compensation expense related to restricted stock awards. As of March 31, 2014, there was $4.2 million of total unrecognized compensation cost related to non-vested shares of restricted stock. The weighted average period over which the Corporation expects to recognize such cost is 2.1 years.

Stock-based compensation accounting guidance requires the Corporation to develop an estimate of the number of share-based awards that will be forfeited due to employee or director turnover. Quarterly changes in the estimated forfeiture rate may have a significant effect on share-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period in which the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease in the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase in the expense recognized in the financial statements. When unvested options or shares of restricted stock are forfeited, any compensation expense previously recognized on the forfeited awards is reversed in the period of the forfeiture. Approximately $5 thousand of compensation expense was reversed during the first quarter of 2014 related to forfeited awards.

     Also, under the Omnibus Plan, effective April 1, 2013, the Corporation’s Board of Directors determined to increase the salary amounts paid to certain executive officers primarily by paying the increased salary amounts in the form of shares of the Corporation’s common stock, instead of cash. During the first quarter of 2014, the Corporation issued 60,381 shares of common stock with a weighted average market value of $5.26 as salary stock compensation. This resulted in a compensation expense of $0.4 million recorded in the first quarter of 2014. For the quarter ended March 31, 2014, the Corporation withheld 21,342 shares from the common stock paid to certain senior officers as additional compensation and 23,555 shares of restricted stock vested during the first quarter of 2014, to cover employees’ payroll and income tax withholding liabilities; these shares are held as treasury shares. The Corporation paid any fractional share of salary stock that the officer was entitled to in cash. In the consolidated financial statements, the Corporation treat shares withheld for tax purposes as common stock repurchases.

NOTE 4 – INVESTMENT SECURITIES

Investment Securities Available for Sale

The amortized cost, non-credit loss component of other-than-temporary impairment (“OTTI”) recorded in other comprehensive income (“OCI”), gross unrealized gains and losses recorded in OCI, approximate fair value, weighted average yield and contractual maturities of investment securities available for sale as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI	Gross		Fair value	Weighted average yield%
			Unrealized
			gains	losses
	(Dollars in thousands)

U.S. Treasury securities:
Due within one year	$7,500	$-	$-	$-	$7,500	0.12

Obligations of U.S.
government-sponsored
agencies:
After 1 to 5 years	50,000	-	-	1,100	48,900	1.05
After 5 to 10 years	214,259	-	-	10,584	203,675	1.31

Puerto Rico government
obligations:
Due within one year	10,000	-	-	-	10,000	3.50
After 1 to 5 years	39,798	-	-	9,785	30,013	4.49
After 5 to 10 years	910	-	-	-	910	5.20
After 10 years	25,485	-	-	5,053	20,432	6.01

United States and Puerto
Rico government
obligations:	347,952	-	-	26,522	321,430	2.03

Mortgage-backed securities:
FHLMC certificates:
After 10 years	345,590	-	374	7,416	338,548	2.21

GNMA certificates:
After 1 to 5 years	73	-	4	-	77	3.44
After 5 to 10 years	763	-	36	-	799	2.54
After 10 years	412,063	-	19,371	8	431,426	3.83
	412,899	-	19,411	8	432,302	3.82
FNMA certificates:
After 1 to 5 years	1,255	-	72	-	1,327	4.79
After 5 to 10 years	7,341	-	566	-	7,907	4.09
After 10 years	912,020	-	3,823	25,329	890,514	2.38
	920,616	-	4,461	25,329	899,748	2.40
Collateralized mortgage
obligations issued or
guaranteed by the FHLMC:

After 1 to 5 years	46	-	-	1	45	3.01

Other mortgage pass-through
trust certificates:
Over 5 to 10 years	123	-	1	-	124	7.27
After 10 years	53,126	13,397	-	-	39,729	2.22
	53,249	13,397	1	-	39,853	2.22
Total mortgage-backed
securities	1,732,400	13,397	24,247	32,754	1,710,496	2.70

Equity securities (without
contractual maturity) (1)	35	-	-	17	18	-

Total investment securities
available for sale	$2,080,387	$13,397	$24,247	$59,293	$2,031,944	2.58

(1)		Represents common shares of another financial institution in Puerto Rico.

	December 31, 2013
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI	Gross		Fair value	Weighted average yield%
			Unrealized
			gains	losses
	(Dollars in thousands)

U.S. Treasury securities:
Due within one year	$7,498	$-	$1	$-	$7,499	0.12

Obligations of U.S.
government-sponsored
agencies:
After 1 to 5 years	50,000	-	-	1,408	48,592	1.05
After 5 to 10 years	214,271	-	-	13,368	200,903	1.31

Puerto Rico government
obligations:
Due within one year	10,000	-	-	210	9,790	3.50
After 5 to 10 years	40,699	-	-	12,962	27,737	4.51
After 10 years	20,309	-	-	6,506	13,803	5.82

United States and Puerto
Rico government
obligations:	342,777	-	1	34,454	308,324	1.96

Mortgage-backed securities:
FHLMC certificates:
After 10 years	332,766	-	133	10,712	322,187	2.16

GNMA certificates:
After 1 to 5 years	86	-	4	-	90	3.48
After 5 to 10 years	800	-	37	-	837	2.47
After 10 years	425,589	-	18,492	-	444,081	3.82
	426,475	-	18,533	-	445,008	3.82
FNMA certificates:
After 1 to 5 years	1,389	-	84	-	1,473	4.82
After 5 to 10 years	7,765	-	389	-	8,154	4.09
After 10 years	882,798	-	2,984	33,626	852,156	2.36
	891,952	-	3,457	33,626	861,783	2.38
Collateralized mortgage
obligations issued or
guaranteed by the FHLMC:

After 1 to 5 years	82	-	-	1	81	3.01

Other mortgage pass-through
trust certificates:
Over 5 to 10 years	127	-	1	-	128	7.27
After 10 years	55,048	14,310	-	-	40,738	2.24
	55,175	14,310	1	-	40,866	2.24
Total mortgage-backed
securities	1,706,450	14,310	22,124	44,339	1,669,925	2.69

Equity securities (without
contractual maturity) (1)	35	-	-	2	33	-

Total investment securities
available for sale	$2,049,262	$14,310	$22,125	$78,795	$1,978,282	2.57

(1)		Represents common shares of another financial institution in Puerto Rico.

Maturities of mortgage-backed securities are based on contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options. The weighted average yield on investment securities available for sale is based on amortized cost and, therefore, does not give effect to changes in fair value. The net unrealized gain or loss on securities available for sale and the non credit loss component of OTTI are presented as part of OCI.

The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2014 and December 31, 2013. The tables also include debt securities for which an OTTI was recognized and only the amount related to a credit loss was recognized in earnings. Unrealized losses for which OTTI had been recognized have been reduced by any subsequent recoveries in fair value.

	As of March 31, 2014
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities:
Puerto Rico government obligations	$7,656	$745	$42,789	$14,093	$50,445	$14,838
U.S. government agencies obligations	177,005	7,265	75,570	4,419	252,575	11,684
Mortgage-backed securities:
FNMA	737,871	25,329	-	-	737,871	25,329
FHLMC	303,169	7,416	-	-	303,169	7,416
GNMA	1,449	8	-	-	1,449	8
Collateralized mortgage
obligations issued or
guaranteed by FHLMC	-	-	45	1	45	1
Other mortgage pass-through
trust certificates	-	-	39,729	13,397	39,729	13,397
Equity securities	18	17	-	-	18	17
	$1,227,168	$40,780	$158,133	$31,910	$1,385,301	$72,690

	As of December 31, 2013
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities:
Puerto Rico government obligations	$23,156	$5,977	$28,174	$13,701	$51,330	$19,678
U.S. government agencies obligations	175,369	8,913	74,126	5,863	249,495	14,776
Mortgage-backed securities:
FNMA	748,215	33,626	-	-	748,215	33,626
FHLMC	286,208	10,712	-	-	286,208	10,712
Collateralized mortgage
obligations issued or
guaranteed by FHLMC	-	-	81	1	81	1
Other mortgage pass-through
trust certificates	-	-	40,738	14,310	40,738	14,310
Equity securities	33	2	-	-	33	2
	$1,232,981	$59,230	$143,119	$33,875	$1,376,100	$93,105

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

Debt securities issued by U.S. government agencies, government-sponsored entities and the Treasury accounted for approximately 95% of the total available-for-sale portfolio as of March 31, 2014 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government.  The Corporation’s assessment for OTTI was concentrated mainly on private label mortgage-backed securities (“MBS”) with an amortized cost of $53.1 million for which credit losses are evaluated on a quarterly basis.  The Corporation considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

The Corporation recorded OTTI losses on available-for-sale debt securities as follows:

	Private Label MBS
	Quarter ended March 31,
	2014	2013
(In thousands)
Total other-than-temporary impairment losses	$-	$-
Portion of other-than-temporary impairment losses recognized in OCI	-	(117)
Net impairment losses recognized in earnings	$-	$(117)

The following table summarizes the roll-forward of credit losses on debt securities held by the Corporation for which a portion of an OTTI is recognized in OCI:
	Quarter ended March 31,
	2014	2013
(In thousands)
Credit losses at the beginning of the period	$5,389	$5,272
Additions:
Credit losses on debt securities for which an
OTTI was previously recognized	-	117

Ending balance of credit losses on debt securities held for
which a portion of an OTTI was recognized in OCI	$5,389	$5,389

For the first quarter of 2013, the $117 thousand credit related impairment loss is related to private label MBS, which are collateralized by fixed-rate mortgages on single-family, residential properties in the United States. The interest rate on these private-label MBS is variable, tied to 3-month LIBOR and limited to the weighted-average coupon of the underlying collateral. The underlying mortgages are fixed-rate single-family loans with original high FICO scores (over 700) and moderate original loan-to-value ratios (under 80%), as well as moderate delinquency levels.

Based on the expected cash flows derived from the model, and since the Corporation does not have the intention to sell the securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs, only the credit loss component was reflected in earnings.  Significant assumptions in the valuation of the private label MBS were as follows:

	March 31, 2014		December 31, 2013
	Weighted		Weighted
	Average	Range	Average	Range

Discount rate	14.5%	14.5%	14.5%	14.5%
Prepayment rate	33%	20.31%-100.00%	29%	15.86%-100.00%
Projected Cumulative Loss Rate	8.4%	0.86%-80.00%	6.8%	0.58%-38.16%

No OTTI losses on equity securities held in the available-for-sale investment portfolio were recognized for the quarters ended March 31, 2014 or March 31, 2013.

     As of March 31, 2014, the Corporation held approximately $76.2 million of Puerto Rico government and agencies bond obligations, mainly bonds of the Government Development Bank (“GDB”) and the Puerto Rico Building Authority, as part of its available-for-sale investment securities portfolio, which were reflected at their aggregate fair value of $61.4 million.  During the first quarter of 2014, the fair value of these obligation increased by $4.8 million. In February 2014, Standard & Poor’s (“S&P”), Moody’s Investor Service (“Moodys”) and Fitch Ratings (“Fitch”) downgraded the Commonwealth of Puerto Rico general obligations bonds and other obligations of Puerto Rico instrumentalities to non-investment grade categories. The issuers of Puerto Rico government and agencies bonds held by the Corporation have not defaulted, and the contractual payments on these securities have been made as scheduled. The Corporation has the ability and intent to hold these securities until a recovery of the fair value occurs, and it is not more likely than not that the Corporation will be required to sell the securities prior to such recovery. It is uncertain how the financial markets may react to any potential further rating downgrade of Puerto Rico’s debt. However, further deterioration in the fiscal situation, could further adversely affect the value of Puerto Rico’s government obligations. The Corporation will continue to closely monitor Puerto Rico’s political and economic status and evaluate the portfolio for any declines in value that could be considered other-than-temporary.

NOTE 5 – OTHER EQUITY SECURITIES

Institutions that are members of the FHLB system are required to maintain a minimum investment in FHLB stock. Such minimum investment is calculated as a percentage of aggregate outstanding mortgages, and an additional investment is required that is calculated as a percentage of total FHLB advances, letters of credit, and the collateralized portion of interest-rate swaps outstanding. The stock is capital stock issued at $100 par value. Both stock and cash dividends may be received on FHLB stock.

As of March 31, 2014 and December 31, 2013, the Corporation had investments in FHLB stock with a book value of $28.4 million. The net realizable value is a reasonable proxy for the fair value of these instruments. Dividend income from FHLB stock for the quarters ended March 31, 2014 and 2013 was $0.3 million and $0.4 million, respectively.

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

The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities as of March 31, 2014 and December 31, 2013 was $0.3 million.

NOTE 6 – LOANS HELD FOR INVESTMENT

The following provides information about the loan portfolio held for investment:

	March 31,	December 31,
	2014	2013
	(In thousands)

Residential mortgage loans, mainly secured by first mortgages	$2,548,101	$2,549,008

Commercial loans:
Construction loans	152,579	168,713
Commercial mortgage loans	1,846,016	1,823,608
Commercial and Industrial loans (1)	2,711,962	2,788,250
Loans to local financial institution collateralized by
real estate mortgages	235,875	240,072
Commercial loans	4,946,432	5,020,643

Finance leases	246,814	245,323

Consumer loans	1,825,438	1,821,196

Loans held for investment	9,566,785	9,636,170

Allowance for loan and lease losses	(266,778)	(285,858)

Loans held for investment, net (1)	$9,300,007	$9,350,312

__________
(1)	As of March 31, 2014 and December 31, 2013, includes $1.2 billion of commercial loans that are secured by real estate but are not dependent upon the real estate for repayment.

Loans held for investment on which accrual of interest income had been discontinued were as follows:

(In thousands)	March 31,	December 31,
	2014	2013
Non-performing loans:
Residential mortgage	$172,796	$161,441
Commercial mortgage	145,535	120,107
Commercial and Industrial	113,996	114,833
Construction:
Land	20,886	27,834
Construction-commercial	3,883	3,924
Construction-residential	25,618	27,108
Consumer:
Auto loans	20,471	21,316
Finance leases	3,706	3,082
Other consumer loans	14,884	15,904
Total non-performing loans held for investment (1) (2)	$521,775	$495,549

_______________
(1)	As of March 31, 2014 and December 31, 2013, excludes $54.8 million of non-performing loans held for sale.
(2)

Amount excludes purchased-credit impaired ("PCI") loans with a carrying value of approximately $3.4 million and $4.8 million as of March 31, 2014 and December 31, 2013, respectively, acquired as part of the credit card portfolio purchased in the second quarter of 2012, as further discussed below.

The Corporation’s aging of the loans held for investment portfolio is as follows:

As of March 31, 2014
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)	Total Past Due (4)	Purchased Credit-Impaired Loans (4)	Current	Total loans held for investment	90 days past due and still accruing (5)
Residential mortgage:
FHA/VA and other government-guaranteed
loans (2) (3) (5)	$-	$11,854	$76,142	$87,996	$-	$88,866	$176,862	$76,142
Other residential mortgage loans (3)	-	80,685	180,972	261,657	-	2,109,582	2,371,239	8,176
Commercial:
Commercial and Industrial loans	27,556	10,458	133,822	171,836	-	2,776,001	2,947,837	19,826
Commercial mortgage loans	-	3,828	153,141	156,969	-	1,689,047	1,846,016	7,606
Construction:
Land (3)	-	486	23,287	23,773	-	41,941	65,714	2,401
Construction-commercial (3)	-	-	3,883	3,883	-	13,382	17,265	-
Construction-residential (3)	-	-	25,618	25,618	-	43,982	69,600	-
Consumer:
Auto loans	79,873	21,427	20,471	121,771	-	1,003,466	1,125,237	-
Finance leases	9,744	3,382	3,706	16,832	-	229,982	246,814	-
Other consumer loans	7,394	10,997	18,782	37,173	3,383	659,645	700,201	3,898
Total loans held for investment	$124,567	$143,117	$639,824	$907,508	$3,383	$8,655,894	$9,566,785	$118,049
_____________
(1)

Includes non-performing loans and accruing loans which are contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges fees until charged-off at 180 days.

(2)

As of March 31, 2014, includes $14.5 million of defaulted loans collateralizing Government National Mortgage Association ("GNMA") securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

(3)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the  Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears two or more monthly payments. FHA/VA government guaranteed loans, other residential mortgage loans, commercial mortgage loans, land loans and construction-residential loans past due 30-59 days amounted to $18.5 million, $169.8 million, $26.9 million, $0.9 million, and $1.8 million, respectively.

(4)	Purchased credit−impaired loans are excluded from delinquency and non-performing statistics as further discussed below.
(5)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the  principal repayment is insured. These balances include $38.4 million of residential mortgage loans insured by the FHA or guaranteed by the VA, which are over 18 months delinquent, and are no longer accruing interest as of March 31, 2014.

As of December 31, 2013
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
____________
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

(3)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the  Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears two or more monthly payments.  FHA/VA government guaranteed loans, other residential mortgage loans, commercial mortgage loans, land loans and construction-residential loans past due 30-59 days amounted to $23.9 million, $166.7 million, $18.4 million, $0.9 million and $2.5 million , respectively.

(4)	Purchased credit-impaired loans are excluded from delinquency and non-performing statistics as further discussed below.
(5)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $37.0 million of residential mortgage loans insured by the FHA or guaranteed by the VA, which are over 18 months delinquent, and are no longer accruing interest as of December 31, 2013.

The Corporation’s credit quality indicators by loan type as of March 31, 2014 and December 31, 2013 are summarized below:

	Commercial Credit Exposure-Credit Risk Profile Based on Creditworthiness category:
	Substandard	Doubtful	Loss	Total Adversely Classified (1)	Total Portfolio
March 31, 2014
(In thousands)
Commercial mortgage	$306,947	$10,572	$-	$317,519	$1,846,016
Construction:
Land	22,172	-	-	22,172	65,714
Construction-commercial	15,981	-	-	15,981	17,265
Construction-residential	26,895	1,879	-	28,774	69,600
Commercial and Industrial	185,772	1,677	311	187,760	2,947,837

	Commercial Credit Exposure-Credit Risk Profile Based on Creditworthiness category:
	Substandard	Doubtful	Loss	Total Adversely Classified (1)	Total Portfolio
December 31, 2013
(In thousands)
Commercial mortgage	$317,365	$9,160	$234	$326,759	$1,823,608
Construction:
Land	31,777	3,308	52	35,137	80,373
Construction-commercial	16,022	-	-	16,022	16,831
Construction-residential	27,829	2,209	241	30,279	71,509
Commercial and Industrial	205,807	7,998	973	214,778	3,028,322
_________
(1)

Excludes $54.8 million ($7.8 million land, $39.1 million construction-commercial, $0.9 million construction-residential, and $ 7.0 million commercial mortgage) as of March 31, 2014 and December 31, 2013, of non-performing loans held for sale.

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

March 31, 2014	Consumer Credit Exposure-Credit Risk Profile based on payment activity
	Residential Real-Estate		Consumer
	FHA/VA/ Guaranteed (1)	Other residential loans	Auto	Finance Leases	Other Consumer
(In thousands)
Performing	$176,862	$2,198,443	$1,104,766	$243,108	$681,934
Purchased Credit-Impaired	-	-	-	-	3,383
Non-performing	-	172,796	20,471	3,706	14,884
Total	$176,862	$2,371,239	$1,125,237	$246,814	$700,201

(1)

 It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $38.4 million of  residential mortgage loans insured by the FHA or guaranteed by the VA, which are over 18 months delinquent, and are no longer accruing interest as of March 31, 2014.

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

(1)

 It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $37.0 million of  residential mortgage loans insured by the FHA or guaranteed by the VA, which are over 18 months delinquent, and are no longer accruing interest as of December 31, 2013.

      The following tables present information about impaired loans, excluding purchased credit-impaired loans, which are reported separately as discussed below:

Impaired Loans
(In thousands)
	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance	Average Recorded Investment	Interest Income Recognized On Accrual Basis	Interest Income Recognized On Cash Basis
As of March 31, 2014
With no related allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	251,650	272,706	-	251,951	2,529	533
Commercial:
Commercial mortgage loans	62,200	68,818	-	62,275	394	116
Commercial and Industrial Loans	21,068	25,015	-	21,287	-	8
Construction:
Land	654	742	-	680	4	-
Construction-commercial	-	-	-	-	-	-
Construction-residential	14,258	17,234	-	14,386	42	1
Consumer:
Auto loans	-	-	-	-	-	-
Finance leases	-	-	-	-	-	-
Other consumer loans	6,239	7,151	-	6,263	89	-
	$356,069	$391,666	$-	$356,842	$3,058	$658
With an allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	167,658	189,505	17,273	167,772	1,256	435
Commercial:
Commercial mortgage loans	157,660	174,734	29,833	160,537	442	528
Commercial and Industrial Loans	130,585	164,932	19,098	133,296	571	20
Construction:
Land	14,876	29,561	4,632	14,950	15	5
Construction-commercial	15,981	16,223	8,122	16,001	-	-
Construction-residential	12,867	13,342	2,400	12,993	-	-
Consumer:
Auto loans	14,378	14,378	2,024	14,784	246	-
Finance leases	2,240	2,240	65	2,299	54	-
Other consumer loans	7,074	7,605	1,569	7,742	302	-
	$523,319	$612,520	$85,016	$530,374	$2,886	$988
Total:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	419,308	462,211	17,273	419,723	3,785	968
Commercial:
Commercial mortgage loans	219,860	243,552	29,833	222,812	836	644
Commercial and Industrial Loans	151,653	189,947	19,098	154,583	571	28
Construction:
Land	15,530	30,303	4,632	15,630	19	5
Construction-commercial	15,981	16,223	8,122	16,001	-	-
Construction-residential	27,125	30,576	2,400	27,379	42	1
Consumer:
Auto loans	14,378	14,378	2,024	14,784	246	-
Finance leases	2,240	2,240	65	2,299	54	-
Other consumer loans	13,313	14,756	1,569	14,005	391	-
	$879,388	$1,004,186	$85,016	$887,216	$5,944	$1,646

Impaired Loans
(In thousands)
	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance	Average Recorded Investment
As of December 31, 2013
With no related allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	220,428	237,709	-	222,617
Commercial:
Commercial mortgage loans	69,484	73,723	-	71,367
Commercial and Industrial Loans	32,418	56,831	-	37,946
Construction:
Land	359	366	-	360
Construction-commercial	-	-	-	-
Construction-residential	14,761	19,313	-	17,334
Consumer:
Auto loans	-	-	-	-
Finance leases	-	-	-	-
Other consumer loans	4,035	4,450	-	3,325
	$341,485	$392,392	$-	$352,949
With an allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	190,566	212,028	18,125	193,372
Commercial:
Commercial mortgage loans	149,888	163,656	32,189	153,992
Commercial and Industrial Loans	154,686	170,191	26,686	162,786
Construction:
Land	27,711	40,348	10,455	28,906
Construction-commercial	16,022	16,238	8,873	16,157
Construction-residential	13,864	13,973	2,816	13,640
Consumer:
Auto loans	14,121	14,122	1,829	12,937
Finance leases	2,359	2,359	73	2,219
Other consumer loans	8,410	8,919	1,555	8,919
	$577,627	$641,834	$102,601	$592,928
Total:
FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortage loans	410,994	449,737	18,125	415,989
Commercial:
Commercial mortgage loans	219,372	237,379	32,189	225,359
Commercial and Industrial Loans	187,104	227,022	26,686	200,732
Construction:
Land	28,070	40,714	10,455	29,266
Construction-commercial	16,022	16,238	8,873	16,157
Construction-residential	28,625	33,286	2,816	30,974
Consumer:
Auto loans	14,121	14,122	1,829	12,937
Finance leases	2,359	2,359	73	2,219
Other consumer loans	12,445	13,369	1,555	12,244
	$919,112	$1,034,226	$102,601	$945,877

Interest income of approximately $8.4 million ($6.8 million accrual basis and $1.6 million cash basis) was recognized on impaired loans for the first quarter of 2013.

The following table shows the activity for impaired loans and the related specific reserve during the first quarter of 2014:

Quarter ended
March 31, 2014
Impaired Loans:	(In thousands)
Balance at beginning of period	$919,112
Loans determined impaired during the period	54,277
Net charge-offs	(32,039)
Increases to impaired loans- additional disbursements	625
Foreclosures	(4,006)
Loans no longer considered impaired	(3,728)
Paid in full or partial payments	(54,853)
Balance at end of period	$879,388

Quarter ended
March 31, 2014
Specific Reserve:	(In thousands)
Balance at beginning of period	$102,601
Provision for loan losses	14,454
Net charge-offs	(32,039)
Balance at end of period	$85,016

Acquired loans including PCI Loans

On May 30, 2012, the Corporation reentered the credit card business with the acquisition of an approximate $406 million portfolio of FirstBank-branded credit card loans from FIA Card Services (“FIA”). These loans were recorded on the consolidated statement of financial condition at an estimated fair value on the acquisition date of $368.9 million. The Corporation concluded that a portion of these acquired loans were PCI loans. PCI loans are acquired loans with evidence of credit quality deterioration since origination for which it is probable at the date of purchase that the Corporation will be unable to collect all contractually required payments. The loans that the Corporation concluded were credit impaired had a contractual outstanding unpaid principal and interest balance at acquisition of $34.6 million and an estimated fair value of $15.7 million. Given that the initial fair value of these loans included an estimate of credit losses expected to be realized over the remaining lives of the loans, the Corporation’s subsequent accounting for PCI loans differs from the accounting for non−PCI loans; therefore, the Corporation separately tracks and reports PCI loans and excludes these loans from delinquency and nonperforming loan statistics.

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

(In thousands)	At acquisition
Purchased Credit-
Impaired Loans
Contractually outstanding principal and interest at acquisition	$34,577
Less: Nonaccretable difference	(15,408)

Cash flows expected to be collected at acquisition	19,169
Less: Accretable yield	(3,451)
Fair value of loans acquired	$15,718

Outstanding balance and carrying value of PCI loans
The table below presents the outstanding contractual principal balance and carrying value of the PCI loans as of March 31, 2014 and December 31, 2013:

(In thousands)	Purchase Credit-Impaired Loans March 31, 2014	Purchase Credit-Impaired Loans December 31, 2013
Contractual balance	$21,449	$22,748
Carrying value	3,383	4,791

Changes in accretable yield of acquired loans

Subsequent to acquisition, the Corporation is required to periodically evaluate its estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and nonaccretable difference or reclassifications from nonaccretable yield to accretable. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows due to further credit deterioration will generally result in an impairment charge recognized in the Corporation’s provision for loan and lease losses, resulting in an increase to the allowance for loan losses. During the first quarter of 2014 and 2013, the Corporation did not record charges to the provision for loan losses related to PCI loans.

The following table presents changes in the accretable yield related to the PCI loans acquired from FIA:

(In thousands)

PCI Loans

Accretable yield at acquisition	$3,451
Accretion recognized in earnings	(1,280)
Accretable yield as of December 31, 2012	2,171
Reclassification to nonaccretable	(1,352)
Accretion recognized in earnings	(819)
Accretable yield as of December 31, 2013	$-

During 2014, the Corporation purchased $44.4 million of residential mortgage loans consistent with a strategic program established by the Corporation in 2005 to purchase ongoing residential mortgage loan production from mortgage bankers in Puerto Rico. Generally, the loans purchased from mortgage bankers were conforming residential mortgage loans. Purchases of conforming residential mortgage loans provide the Corporation the flexibility to retain or sell the loans, including through securitization transactions, depending upon the Corporation’s interest rate risk management strategies. When the Corporation sells such loans, it generally keeps the servicing of the loans.

In the ordinary course of business, the Corporation sells residential mortgage loans (originated or purchased) to GNMA and government-sponsored entities (“GSEs”). GNMA and GSEs, such as Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”), generally securitize the transferred loans into mortgage-backed securities for sale into the secondary market. The Corporation sold approximately $35.5 million of performing residential mortgage loans in the secondary market to FNMA and FHLMC during the first quarter of 2014.  Also, the Corporation securitized $50.8 million of FHA/VA mortgage loans into GNMA mortgage-backed securities during the first quarter of 2014.  The Corporation’s continuing involvement in these loan sales consists primarily of servicing the loans.  In addition, the Corporation agreed to repurchase loans when it breaches any of the representations and warranties included in the sale agreement.  These representations and warranties are consistent with the GSEs’ selling and servicing guidelines (i.e., ensuring that the mortgage was properly underwritten according to established guidelines).

For loans sold to GNMA, the Corporation holds an option to repurchase individual delinquent loans issued on or after January 1, 2003 when the borrower fails to make any payment for three consecutive months.  This option gives the Corporation the ability, but not the obligation, to repurchase the delinquent loans at par without prior authorization from GNMA.

Under ASC Topic 860, Transfer and Servicing, once the Corporation has the unilateral ability to repurchase the delinquent loan, it is considered to have regained effective control over the loan and is required to recognize the loan and a corresponding repurchase liability on the balance sheet regardless of the Corporation’s intent to repurchase the loan.

During the first quarter of 2014, the Corporation repurchased pursuant to its repurchase option with GNMA $1.0 million of loans previously sold to GNMA.  The principal balance of these loans is fully guaranteed and the risk of loss related to repurchases is generally limited to the difference between the delinquent interest payment advanced to GNMA computed at the loan’s interest rate and the interest payments reimbursed by FHA, which are computed at a pre-determined debenture rate.  Repurchases of GNMA loans allow the Corporation, among other things, to maintain acceptable delinquency rates on outstanding GNMA pools and remain as a seller and servicer in good standing with GNMA.  The Corporation generally remediates any breach of representations and warranties related to the underwriting of such loans according to established GNMA guidelines without incurring losses.  The Corporation does not maintain a liability for estimated losses as a result of breaches in representations and warranties.

Loan sales to FNMA and FHLMC are without recourse in relation to the future performance of the loans.  The Corporation repurchased at par loans previously sold to FNMA and FHLMC in the amount of $0.6 million during the first quarter of 2014. The Corporation’s risk of loss with respect to these loans is also minimal as these repurchased loans are generally performing loans with documentation deficiencies. A $0.3 million loss was recorded in the first quarter of 2014 related to breaches in representations and warranties associated with certain foreclosed loans. Historically, losses experienced on these loans have been immaterial. As a consequence, as of March 31, 2014, the Corporation does not maintain a liability for estimated losses on loans expected to be repurchased as a result of breaches in loan and servicer representations and warranties.

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

    In separate transactions during 2013, the Corporation foreclosed on the collateral underlying $39.2 million related to one of the loans written-off and transferred to held for sale in the first quarter. Furthermore, in the third quarter of 2013, approximately $6.4 million of construction loans held for sale participations were paid off.

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

Loan Portfolio Concentration

    The Corporation’s primary lending area is Puerto Rico.  The Corporation’s banking subsidiary, First Bank, also lends in the USVI and BVI markets and in the United States (principally in the state of Florida).  Of the total gross loans held for investment of $9.6 billion as of March 31, 2014, approximately 84% have credit risk concentration in Puerto Rico, 9% in the United States, and 7% in the USVI and BVI.

    As of March 31, 2014, the Corporation had $454.2 million of credit facilities granted to the Puerto Rico government, its municipalities and public corporations, of which $403.9 million was outstanding, compared to $397.8 million outstanding as of December 31, 2013, and $81.0 million outstanding in credit facilities granted to the government of the Virgin Islands, compared to $60.6 million as of December 31, 2013. Approximately $200.3 million of the outstanding credit facilities consists of loans to municipalities in Puerto Rico. Municipal debt exposure is secured by ad valorem taxation without limitation as to rate or amount on all taxable property within the boundaries of each municipality. The good faith, credit, and unlimited taxing power of each applicable municipality have been pledged to the repayment of all outstanding bonds and notes. Approximately $84.5 million consists of loans to public corporations that receive revenues from the rates they charge for services or products, such as electric power services, including credit extended to the Puerto Rico Electric Power Authority for fuel purchases that have priority over senior bonds and other debt. Main public corporations have varying degrees of independence from the central government and many receive appropriations or other payments from the Puerto Rico’s government general fund. Approximately $119.2 million consists of loans to the central government or units of the central government. Debt issued by the central government can either carry the full faith, credit, and taxing power of the Commonwealth of Puerto Rico or represent an obligation, that is subject to annual budget appropriations. Furthermore, the Corporation had $201.7 million outstanding as of March 31, 2014 in financing to the hotel industry in Puerto Rico guaranteed by the Puerto Rico Tourism Development Fund (“TDF”). The TDF is a subsidiary of the GDB that works with private-sector financial institutions to structure financings for new hospitality projects.

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

    In addition to loans extended to government entities, the largest loan to one borrower as of March 31, 2014 in the amount of $235.9 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation.  This commercial loan is secured by individual real-estate loans, mostly 1-4 single-family residential mortgage loans in Puerto Rico. This loan is subject to collateral substitution that requires the borrower to substitute defaulted mortgages past due over 120 days.

 Troubled Debt Restructurings

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans in the U.S. mainland fit the definition of TDRs. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of March 31, 2014, the Corporation’s total TDR loans of $622.3 million consisted of $338.3 million of residential mortgage loans, $89.8 million of commercial and industrial loans, $148.8 million of commercial mortgage loans, $17.2 million of construction loans, and $28.2 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $0.3 million as of March 31, 2014.

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

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDR regardless of whether the borrower enters into a permanent modification. As of March 31, 2014, we classified an additional $11.1 million of residential mortgage loans as TDRs that were participating in or had been offered a trial modification.

    For the commercial real estate, commercial and industrial, and the construction portfolios, at the time of a restructuring, the Corporation determines, on a loan-by-loan basis, whether a concession was granted for economic or legal reasons related to the borrower’s financial difficulty. Concessions granted for commercial loans could include: reductions in interest rates to rates that are considered below market; extension of repayment schedules and maturity dates beyond original contractual terms; waivers of borrower covenants; forgiveness of principal or interest; or other contract changes that would be considered a concession. The Corporation mitigates loan defaults for its commercial loan portfolios through its collections function. The function’s objective is to minimize both early stage delinquencies and losses upon default of commercial loans. In the case of commercial and industrial,  commercial mortgage, and construction loan portfolios, the Special Asset Group (“SAG”) focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of OREO.  In addition to the management of the resolution process for problem loans, the SAG oversees collection efforts for all loans to prevent migration to the non-performing and/or adversely classified status.  The SAG utilizes relationship officers, collection specialists, and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary. The SAG utilizes its collections infrastructure of workout collection officers, credit work-out specialists, in-house legal counsel, and third-party consultants. In the case of residential construction projects and large commercial loans, the function also utilizes third-party specialized consultants to monitor the residential and commercial construction projects in terms of construction, marketing and sales, and assists with the restructuring of large commercial loans. In addition, the Corporation extends, renews, and restructures loans with satisfactory credit profiles. Many commercial loan facilities are structured as lines of credit, which are mainly one year in term and therefore are required to be renewed annually. Other facilities may be restructured or extended from time to time based upon changes in the borrower’s business needs, use of funds, timing of completion of projects, and other factors. If the borrower is not deemed to have financial difficulties, extensions, renewals, and restructurings are done in the normal course of business and not considered concessions, and the loans continue to be recorded as performing.

Selected information on TDRs that includes the recorded investment by loan class and modification type is summarized in the following tables. This information reflects all TDRs:

	March 31, 2014
(In thousands)	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Other (1)	Total
Troubled Debt Restructurings:
Non- FHA/VA Residential Mortgage loans	$24,336	$6,246	$274,375	$-	$33,322	$338,279
Commercial Mortgage Loans	31,769	12,933	84,470	-	19,643	148,815
Commercial and Industrial Loans	12,030	4,915	18,486	3,112	51,296	89,839
Construction Loans:
Land	856	370	1,696	-	512	3,434
Construction-commercial	-	-	3,884	-	-	3,884
Construction-residential	6,099	160	3,156	-	435	9,850
Consumer Loans - Auto	-	621	8,228	-	5,529	14,378
Finance Leases	-	589	1,651	-	-	2,240
Consumer Loans - Other	227	208	9,374	-	1,792	11,601
Total Troubled Debt Restructurings (2)	$75,317	$26,042	$405,320	$3,112	$112,529	$622,320

(1)

Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation, or a combination of the concessions listed in the table.

(2)	Excludes TDRs held for sale amounting to $45.8 million as of March 31, 2014.

	December 31, 2013
(In thousands)	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Other (1)	Total
Troubled Debt Restructurings:
Non- FHA/VA Residential Mortgage loans	$23,428	$6,059	$274,562	$-	$33,195	$337,244
Commercial Mortgage Loans	36,543	12,985	83,993	7	20,048	153,576
Commercial and Industrial Loans	12,099	11,341	12,835	3,122	52,554	91,951
Construction Loans:
Land	878	2,012	1,760	-	675	5,325
Construction-commercial	-	-	3,924	-	-	3,924
Construction-residential	6,054	160	3,173	994	513	10,894
Consumer Loans - Auto	-	706	8,350	-	5,066	14,122
Finance Leases	-	1,286	1,072	-	-	2,358
Consumer Loans - Other	227	256	8,638	-	1,743	10,864
Total Troubled Debt Restructurings (2)	$79,229	$34,805	$398,307	$4,123	$113,794	$630,258

(1)	Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation or a combination of the concessions listed in the table.
(2)	Excludes TDRs held for sale amounting to $45.9 million as of December 31, 2013.

The following table presents the Corporation's TDR activity

(In thousands)	Quarter Ended
March 31, 2014
Beginning Balance of TDRs	$630,258
New TDRs	19,935
Increases to existing TDRs - additional disbursements	27
Charge-offs post modification	(7,982)
Foreclosures	(1,074)
Paid-off, partial payments, and other	(18,844)
Ending balance of TDRs	$622,320

TDRs are classified as either accrual or nonaccrual loans. A loan on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loans being returned to accrual at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Loan modifications increase the Corporation’s interest income by returning a non-performing loan to performing status, if applicable, increase cash flows by providing for payments to be made by the borrower, and avoid increases in foreclosure and OREO costs. The Corporation continues to consider a modified loan as an impaired loan for purposes of estimating the allowance for loan and lease losses. A TDR loan that specifies an interest rate that at the time of the restructuring is greater than or equal to the rate the Corporation is willing to accept for a new loan with comparable risk is not required to be reported as a TDR or as an impaired loan in the calendar years subsequent to the restructuring if it is in compliance with its modified terms. The Corporation did not remove loans from the TDR classification during the first quarter of 2014.

The following table provides a breakdown between accrual and nonaccrual status of TDRs:

(In thousands)	March 31, 2014

	Accrual	Nonaccrual (1)(2)	Total TDRs

Non-FHA/VA Residential Mortgage loans	$256,605	$81,674	$338,279
Commercial Mortgage Loans	78,073	70,742	148,815
Commercial and Industrial Loans	53,995	35,844	89,839
Construction Loans:
Land	949	2,485	3,434
Construction-commercial	-	3,884	3,884
Construction-residential	3,316	6,534	9,850
Consumer Loans - Auto	8,576	5,802	14,378
Finance Leases	2,134	106	2,240
Consumer Loans - Other	9,299	2,302	11,601
Total Troubled Debt Restructurings	$412,947	$209,373	$622,320

(1)

Included in non-accrual loans are $76.3 million in loans that are performing under the terms of a restructuring agreement but are reported  in non-accrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability.

(2)	Excludes non-accrual TDRs held for sale with a carrying value of $45.8 million as of March 31, 2014.

(In thousands)	December 31, 2013

	Accrual	Nonaccrual (1)(2)	Total TDRs

Non-FHA/VA Residential Mortgage loans	$263,919	$73,324	$337,243
Commercial Mortgage Loans	84,419	69,156	153,575
Commercial and Industrial Loans	53,509	38,441	91,950
Construction Loans:
Land	1,000	4,325	5,325
Construction-commercial	-	3,924	3,924
Construction-residential	3,332	7,562	10,894
Consumer Loans - Auto	8,512	5,610	14,122
Finance Leases	2,275	85	2,360
Consumer Loans - Other	8,417	2,448	10,865
Total Troubled Debt Restructurings	$425,383	$204,875	$630,258

(1)

Included in non-accrual loans are $95.7 million in loans that are performing under the terms of a restructuring agreement but are reported  in non-accrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to  accrual status and there is no doubt about full collectability.

(2)	Excludes non-accrual TDRs held for sale with a carrying value of $45.9 million as of December 31, 2013.

TDRs exclude restructured mortgage loans that are government guaranteed (i.e., FHA/VA loans) totaling $86.2 million. The Corporation excludes government guaranteed loans from TDRs given that, in the event that the borrower defaults on the loan, the principal and interest (debenture rate) are guaranteed by the U.S. government; therefore, the risk of loss on these types of loans is very low. The Corporation does not consider loans with government guarantees to be impaired loans for the purpose of calculating the allowance for loan and lease losses.

Loans modifications that are considered TDRs and were completed during the first quarter of 2014 and 2013 were as follows:

(Dollars in thousands)	Quarter ended March 31, 2014
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	47	$7,709	$7,711
Commercial Mortgage Loans	3	834	837
Commercial and Industrial Loans	5	7,964	7,630
Construction Loans:
Land	-	-	-
Construction-commercial	-	-	-
Construction-residential	-	-	-
Consumer Loans - Auto	117	1,605	1,605
Finance Leases	10	193	193
Consumer Loans - Other	429	1,959	1,959
Total Troubled Debt Restructurings	611	$20,264	$19,935

(Dollars in thousands)	Quarter ended March 31, 2013
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	73	$9,763	$9,787
Commercial Mortgage Loans	-	-	-
Commercial and Industrial Loans	7	66,886	41,498
Construction Loans:
Land	-	-	-
Construction-commercial	-	-	-
Construction-residential	1	196	196
Consumer Loans - Auto	143	1,923	1,923
Finance Leases	19	312	312
Consumer Loans - Other	363	1,647	1,647
Total Troubled Debt Restructurings	606	$80,727	$55,363

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

Loan modification considered TDRs that defaulted during the quarters ended March 31, 2014 and March 31, 2013 and had become a TDRs during the 12 month preceding the default date, were as follows:

	Quarter ended March 31,
(Dollars in thousands)	2014		2013
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment

Non-FHA/VA Residential Mortgage loans	14	$2,552	45	$7,525
Commercial Mortgage Loans	-	-	1	46,102
Commercial and Industrial Loans	-	-	2	3,829
Construction Loans:
Land	-	-	-	-
Construction-commercial	-	-	-	-
Construction-residential	-	-	-	-
Consumer Loans - Auto	4	39	2	17
Consumer Loans - Other	45	176	5	82
Finance Leases	-	-	-	-
Total	63	$2,767	55	$57,555

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

The recorded investment in loans held for investment restructured using the A/B note restructure workout strategy was approximately $78.8 million at March 31, 2014. The following table provides additional information about the volume of this type of loan restructuring and the effect on the allowance for loan and lease losses in the first quarter of 2014 and 2013:

(In thousands)	March 31, 2014	March 31, 2013
Principal balance deemed collectible at end of period	$78,833	$93,897
Amount charged off	$-	$25,389
(Reductions) charges to the provision for loan losses	$(15)	$1,556
Allowance for loan losses at end of period	$1,547	$2,577

Of the loans comprising the $78.8 million that have been deemed collectible, approximately $77.1 million were placed in accruing status as the borrowers have exhibited a period of sustained performance. These loans continue to be individually evaluated for impairment purposes.

NOTE 7 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The changes in the allowance for loan and lease losses were as follows:

(In thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total
Quarter ended March 31, 2014
Allowance for loan and lease losses:
Beginning balance	$33,110	$73,138	$85,295	$35,814	$58,501	$285,858
Charge-offs	(6,422)	(5,810)	(22,459)	(970)	(18,046)	(53,707)
Recoveries	69	35	663	617	1,328	2,712
Provision	3,751	(851)	16,091	(8,050)	20,974	31,915
Ending balance	$30,508	$66,512	$79,590	$27,411	$62,757	$266,778
Ending balance: specific reserve for
impaired loans	$17,273	$29,833	$19,098	$15,154	$3,658	$85,016
Ending balance: purchased credit-impaired loans	$-	$-	$-	$-	$-	$-
Ending balance: general allowance	$13,235	$36,679	$60,492	$12,257	$59,099	$181,762
Loans held for investment:
Ending balance	$2,548,101	$1,846,016	$2,947,837	$152,579	$2,072,252	$9,566,785
Ending balance: impaired loans	$419,308	$219,860	$151,653	$58,636	$29,931	$879,388
Ending balance: purchased credit-
impaired loans	$-	$-	$-	$-	$3,383	$3,383
Ending balance: loans with general allowance	$2,128,793	$1,626,156	$2,796,184	$93,943	$2,038,938	$8,684,014

(In thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total
Quarter ended March 31, 2013
Allowance for loan and lease losses:
Beginning balance	$68,354	$97,692	$146,900	$61,600	$60,868	$435,414
Charge-offs	(10,697)	(15,999)	(40,942)	(25,859)	(14,764)	(108,261)
Charge-offs related to bulk sales	(1,031)	(40,057)	(44,678)	(12,753)	-	(98,519)
Recoveries	148	20	791	97	1,718	2,774
Provision	7,948	36,397	35,292	21,948	9,538	111,123
Ending balance	$64,722	$78,053	$97,363	$45,033	$57,360	$342,531
Ending balance: specific reserve for
impaired loans	$47,495	$36,134	$35,383	$21,689	$3,327	$144,028
Ending balance: general allowance	$17,227	$41,919	$61,980	$23,344	$54,033	$198,503
Loans held for investment:
Ending balance	$2,714,083	$1,671,269	$2,932,371	$222,762	$2,020,061	$9,560,546
Ending balance: impaired loans	$579,305	$203,500	$222,814	$68,027	$26,619	$1,100,265
Ending balance: purchased credit-
impaired loans	$-	$-	$-	$-	$9,224	$9,224
Ending balance: loans with general allowance	$2,134,778	$1,467,769	$2,709,557	$154,735	$1,984,218	$8,451,057

The bulk sale of approximately $217.7 million of adversely classified assets completed in the first quarter of 2013, mainly commercial loans, resulted in charge-offs of approximately $98.5 million. In determining the historical loss rate for the computation of the general reserve for commercial loans, the Corporation includes the portion of these charge-offs that were related to the acceleration of previously reserved credit losses amounting to approximately $39.9 million.  The Corporation considered that the portion not deemed to be credit-related losses was not indicative of the ultimate losses that may have occurred had the assets been resolved on an individual basis, over time and not in a steeply discounted bulk sale. A transaction, such as this one entered into to expedite the reduction of non-performing and adversely classified assets, can result in charge-offs that are not reflective of true credit-related charge-off history since there is a component related to the discount value realized on a bulk sale basis. Accordingly, the Corporation concluded it is reasonable to exclude the component related to the discounted value from its historical charge-offs analysis used in estimating its allowance for loan losses.

As of March 31, 2014, the Corporation maintained a $0.4 million reserve for unfunded loan commitments mainly related to outstanding construction and commercial and industrial loan commitments. The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments to borrowers that are experiencing financial difficulties at the balance sheet date. It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statement of financial condition.

NOTE 8 – LOANS HELD FOR SALE

The Corporation’s loans held-for-sale portfolio was composed of:

	March 31, 2014	December 31, 2013
	(In thousands)
Residential mortgage loans	$24,157	$21,168
Construction loans	47,802	47,802
Commercial mortgage loans	6,953	6,999
Total	$78,912	$75,969

Non-performing loans held for sale totaled $54.8 million ($7.0 million commercial mortgage and $47.8 million construction loans) as of March 31, 2014 and December 31, 2013.

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

The Corporation designates a derivative as a fair value hedge, cash flow hedge or economic undesignated hedge when it enters into the derivative contract. As of March 31, 2014 and December 31, 2013, all derivatives held by the Corporation were considered economic undesignated hedges.  These undesignated hedges are recorded at fair value with the resulting gain or loss recognized in current earnings.

The following summarizes the principal derivative activities used by the Corporation in managing interest rate risk:

Interest rate cap agreements - Interest rate cap agreements provide the right to receive cash if a reference interest rate rises above a contractual rate. The value increases as the reference interest rate rises. The Corporation enters into interest rate cap agreements for protection from rising interest rates. Specifically, the interest rate on the Corporation’s commercial loan to another financial institution is generally a variable rate limited to the weighted average coupon of the referenced residential mortgage collateral, less a contractual servicing fee.

Interest rate swaps - Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of March 31, 2014 and December 31, 2013, most of the interest rate swaps outstanding are used for protection against rising interest rates. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.

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

The following table summarizes the notional amounts of all derivative instruments:

	Notional Amounts
	As of	As of
	March 31,	December 31,
	2014	2013
Undesignated economic hedges:	(In thousands)

Interest rate contracts:
Interest rate swap agreements	$30,970	$31,080
Written interest rate cap agreements	38,082	38,391
Purchased interest rate cap agreements	38,082	38,391

Forward Contracts:
Sale of TBA GNMA MBS pools	24,000	25,000
	$131,134	$132,862

Notional amounts are presented on a gross basis with no netting of offseting exposure positions.

The following table summarizes the fair value of derivative instruments and the location in the statement of financial condition:

	Asset Derivatives			Liability Derivatives
	Statement of	March 31,	December 31,		March 31,	December 31,
	Financial	2014	2013		2014	2013
	Condition Location	Fair Value	Fair Value	Statement of Financial Condition Location	Fair Value	Fair Value
	(In thousands)

Undesignated economic hedges:

Interest rate contracts:
Interest rate swap agreements	Other assets	$131	$162	Accounts payable and other liabilities	$3,621	$3,965
Written interest rate cap agreements	Other assets	-	-	Accounts payable and other liabilities	39	58
Purchased interest rate cap agreements	Other assets	39	58	Accounts payable and other liabilities	-	-

Forward Contracts:
Sales of TBA GNMA MBS pools	Other assets	29	174	Accounts payable and other liabilities	20	-
		$199	$394		$3,680	$4,023

The following table summarizes the effect of derivative instruments on the statement of income (loss):

		Gain (or Loss)
	Location of Gain or (loss)	Quarter Ended
	Recognized in Income on	March 31,
(In thousands)	Derivatives	2014	2013
		(In thousands)
UNDESIGNATED ECONOMIC HEDGES:
Interest rate contracts:
Interest rate swap agreements	Interest income - Loans	$313	$390

Written and purchased interest rate cap agreements	Interest income - loans	-	10

Forward contracts:
Sales of TBA GNMA MBS pools	Mortgage Banking Activities	(165)	(105)
Total gain on derivatives		$148	$295

Derivative instruments, such as interest rate swaps, are subject to market risk.  As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates.  Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on earnings.  This will depend, for the most part, on the shape of the yield curve and the level of interest rates, as well as the expectations for rates in the future.

   A summary of interest rate swaps is as follows:

	As of	As of
	March 31,	December 31,
	2014	2013
	(Dollars in thousands)

Pay fixed/receive floating :
Notional amount	$30,970	$31,080
Weighted-average receive rate at period end	1.84%	1.85%
Weighted-average pay rate at period end	6.77%	6.77%
Floating rates range from 167 to 187 basis points over 3-month LIBOR

As of March 31, 2014, the Corporation has not entered into any derivative instrument containing credit-risk-related contingent features.

NOTE 10 – OFFSETTING OF ASSETS AND LIABILITIES

The Corporation enters into master agreements with counterparties that may allow for netting of exposures in the event of default, primarily related to derivatives and repurchase agreements. In an event of default each party has a right of set-off against the other party for amounts owed in the related agreement and any other amount or obligation owed in respect of any other agreement or transaction between them. The following table presents information about offsetting of financial assets and liabilities as well as derivative assets and liabilities:

Offsetting of Financial Assets and Derivative Assets

In thousands
As of March 31, 2014

				Gross Amounts Not Offset in the Statement of Financial Position
			Net Amounts of Assets Presented in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received
						Net Amount
Description

Derivatives	$39	$-	$39	$(39)	$-	$-

As of December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Position
			Net Amounts of Assets Presented in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
						Net Amount

Description

Derivatives	$58	$-	$58	$(58)	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities

In thousands
As of March 31, 2014

				Gross Amounts Not Offset in the Statement of Financial Position
			Net Amounts of Liabilities Presented in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received
						Net Amount

Description

Derivatives	$3,621	$-	$3,621	$(3,621)	$-	$-
Repurchase agreements	600,000	-	600,000	(600,000)	-	-
Total	$603,621	$-	$603,621	$(603,621)	$-	$-

As of December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Position
			Net Amounts of Liabilities Presented in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
						Net Amount

Description

Derivatives	$3,965	$-	$3,965	$(3,965)	$-	$-
Repurchase agreements	600,000	-	600,000	(600,000)	-	-
Total	$603,965	$-	$603,965	$(603,965)	$-	$-

NOTE 11 – GOODWILL AND OTHER INTANGIBLES

Goodwill as of March 31, 2014 and December 31, 2013 amounted to $28.1 million, recognized as part of “Other Assets” in the consolidated statement of financial condition. The Corporation conducted its annual evaluation of goodwill and intangibles during the fourth quarter of 2013.

The Corporation bypassed the qualitative assessment in 2013 and proceeded directly to perform the first step of the two-step goodwill impairment test. The Step 1 evaluation of goodwill allocated to the Florida reporting unit under both valuation approaches (market and discounted cash flow analysis) indicated that the fair value of the unit was above the carrying amount of its equity book value as of the valuation date (October 1); therefore, the completion of Step 2 was not required. Based on the analysis under both the market and discounted cash flow analysis, the estimated fair value of equity of the reporting unit exceeded the carrying amount of the entity, including goodwill at the evaluation date. There have been no events related to the Florida reporting unit that could indicate potential goodwill impairment since the date of the last evaluation; therefore, no goodwill impairment evaluation was performed during the first quarter of 2014. Goodwill and other indefinite life intangibles are reviewed at least annually for impairment.

In connection with the acquisition of the FirstBank-branded credit card loan portfolio, in the second quarter of 2012, the Corporation recognized a purchased credit card relationship intangible of $24.5 million, which is being amortized over 7.8 years on an accelerated basis based on the estimated attrition rate of the purchased credit card accounts, which reflects the pattern in which the economic benefits of the intangible asset are consumed. These benefits are consumed as the revenue stream generated by the cardholder relationship is realized.

The following table shows the gross amount and accumulated amortization of the Corporation’s intangible assets recognized as part of Other Assets in the consolidated statement of financial condition:

	As of	As of
	March 31,	December 31,
	2014	2013
(Dollars in thousands)
Core deposit intangible:
Gross amount	$45,844	$45,844
Accumulated amortization	(39,253)	(38,863)
Net carrying amount	$6,591	$6,981

Remaining amortization period	9.2 years	9.8 years

Purchased credit card relationship intangible:
Gross amount	$24,465	$24,465
Accumulated amortization	(5,523)	(4,678)
Net carrying amount	$18,942	$19,787

Remaining amortization period	7.8 years	8.0 years

For the quarters ended March 31, 2014 and 2013, the amortization expense of core deposit intangibles amounted to $0.4 million and $0.6 million, respectively. For the quarters ended March 31, 2014 and 2013, the amortization expense of the purchased credit card relationship intangible amounted to $0.8 million and $0.9 million, respectively.

NOTE 12 – NON-CONSOLIDATED VARIABLE INTEREST ENTITIES AND SERVICING ASSETS

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

    Below is a summary of transfers of financial assets to VIEs for which the Corporation has retained some level of continuing involvement:

Ginnie Mae

The Corporation typically transfers first lien residential mortgage loans in conjunction with GNMA securitization transactions in which the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by the issuer and, as such, under seller/servicer agreements, the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of March 31, 2014, the Corporation serviced loans securitized through GNMA with a principal balance of $1.1 billion.

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

Grantor Trusts

During 2004 and 2005, a third party to the Corporation, from now on identified as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates. The seller initially provided the servicing for a fee, which is senior to the obligations to pay trust certificate holders. The seller then entered into a sales agreement through which it sold and issued the trust certificates in favor of the Corporation’s banking subsidiary. Currently, the Bank is the sole owner of the trust certificates; the servicing of the underlying residential mortgages that generate the principal and interest cash flows, is performed by another third party, which receives a servicing fee. The securities are variable rate securities indexed to 90-day LIBOR plus a spread. The principal payments from the underlying loans are remitted to a paying agent (servicer) who then remits interest to the Bank; interest income is shared to a certain extent with the FDIC, which has an interest only strip (“IO”) tied to the cash flows of the underlying loans and is entitled to receive the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to the weighted average coupon of the securities. The FDIC became the owner of the IO upon the intervention of the seller, a failed financial institution. No recourse agreement exists and the risk from losses on non accruing loans and repossessed collateral is absorbed by the Bank as the sole holder of the certificates.  As of March 31, 2014, the amortized balance and carrying value of the Grantor Trusts amounted to $53.1 million and $39.7 million, respectively, with a weighted average yield of 2.22%.

Investment in unconsolidated entity

On February 16, 2011, FirstBank sold an asset portfolio consisting of performing and non-performing construction, commercial mortgage and commercial and industrial loans with an aggregate book value of $269.3 million to CPG/GS, an entity organized under the laws of the Commonwealth of Puerto Rico and majority owned by PRLP Ventures LLC ("PRLP"), a company created by Goldman, Sachs & Co. and Caribbean Property Group.  In connection with the sale, the Corporation received $88.5 million in cash and a 35% interest in CPG/GS, and made a loan in the amount of $136.1 million representing seller financing provided by FirstBank. The loan had a seven-year maturity and bears variable interest at 30-day LIBOR plus 300 basis points and is secured by a pledge of all of the acquiring entity's assets as well as the PRLP's 65% ownership interest in CPG/GS. As of March 31, 2014, the carrying amount of the loan was $42.1 million, which was included in the Corporation's Commercial and Industrial loans held for investment portfolio; the carrying value of FirstBank’s equity interest in CPG/GS was $0.7 million as of March 31, 2014, accounted for under the equity method and included as part of Investment in unconsolidated entity in the Consolidated Statements of Financial Condition. When applying the equity method, the Bank follows the Hypothetical Liquidation Book Value method (“HLBV”) to determine its share in CPG/GS’s earnings or losses. Under HLBV, the Bank determines its share in CPG/GS’s earnings or losses by determining the difference between its “claim on CPG/GS’s book value” at the end of the period as compared to the beginning of the period. This claim is calculated as the amount the Bank would receive if CPG/GS were to liquidate all of its assets at recorded amounts determined in accordance with GAAP and distribute the resulting cash to the investors, PRLP, and FirstBank, according to their respective priorities as provided in the contractual agreement. The Bank reports its share of CPG/GS’s operating results on a one-quarter lag basis. In addition, as a result of using HLBV, the difference between the Bank’s investment in CPG/GS and its claim on the book value of CPG/GS at the date of the investment, known as the basis difference, is amortized over the estimated life of the investment, or five years.  CPG/GS records its loans receivable under the fair value option. Equity in loss of unconsolidated entity for the quarter ended March 31, 2014 of $6.6 million includes $1.1 million related to the amortization of the basis differential, compared to equity in losses of unconsolidated entities of $5.5 million for the first quarter of 2013.

FirstBank also provided an $80 million advance facility to CPG/GS to fund unfunded commitments and costs to complete projects under construction, which was fully disbursed in 2011, and a $20 million working capital line of credit to fund certain expenses of CPG/GS.  During 2013, the working capital line of credit was renewed and reduced to $7 million for a period of two years expiring September 2015. During 2012, CPG/GS repaid the outstanding balance of the advance facility to fund unfunded commitments, and the funds became available to redraw under a one-time revolver agreement. These loans bear variable interest at 30-day LIBOR plus 300 basis points. As of March 31, 2014, the carrying values of the revolver agreement and the working capital line were $30.3 million and $0, respectively, and are included in the Corporation's commercial and industrial loans held for investment portfolio.

Cash proceeds received by CPG/GS are first used to cover operating expenses and debt service payments, including the note receivable, the advance facility, and the working capital line, described above, which must be substantially repaid before proceeds can be used for other purposes, including the return of capital to both PRLP and FirstBank. FirstBank will not receive any return on its equity interest until PRLP receives an aggregate amount equivalent to its initial investment and a priority return of at least 12%, resulting in FirstBank’s interest in CPG/GS being subordinate to PRLP’s interest. CPG/GS will then begin to make payments pro rata to PRLP and FirstBank, 35% and 65%, respectively, until FirstBank has achieved a 12% return on its invested capital and the aggregate amount of distributions is equal to FirstBank’s capital contributions to CPG/GS. FirstBank may experience further losses associated with this transaction due to this subordination in an amount equal to up to the value of its interest in CPG/GS. The loss of $6.6 million recorded during the first quarter of 2014, reduced the carrying value of the Bank’s investment in CPG/GS to $0.7 million. Factors that could impact FirstBank’s recoverability of its equity interest include lower than expected sale prices of units underlying CPG/GS assets and/or lower than projected liquidation value of the underlying collateral and changes in the expected timing of cash flows, among others.

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

The following table shows summarized unaudited income statement information of CPG/GS for the quarters ended March 31, 2014 and 2013:

	Quarter Ended
	March 31,	March 31,
	2014	2013
	(In thousands)
Revenues, including net realized gains on sale of
investments in loans and OREO	$751	$679
Gross profit (loss)	$(1,508)	$(1,774)
Net (loss) income	$(2,447)	$4,517

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

The changes in servicing assets are shown below:

	Quarter ended
	March 31,	March 31,
	2014	2013
	(In thousands)
Balance at beginning of period	$21,987	$17,524
Capitalization of servicing assets	1,052	1,720
Amortization	(783)	(790)
Adjustment to fair value	(219)	280
Other (1)	(11)	(17)
Balance at end of period	$22,026	$18,717

(1)	Amount represents the adjustment to fair value related to the repurchase of loans serviced for others.

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

Changes in the impairment allowance were as follows:

	Quarter ended
	March 31,	March 31,
	2014	2013
	(In thousands)
Balance at beginning of period	$212	$672
Temporary impairment charges	219	40
Recoveries	-	(320)
Balance at end of period	$431	$392

The components of net servicing income are shown below:

	Quarter ended
	March 31,	March 31,
	2014	2013
	(In thousands)
Servicing fees	$1,671	$1,517
Late charges and prepayment penalties	164	213
Adjustment for loans repurchased	(11)	(17)
Representations and warranties loss	(358)	-
Servicing income, gross	1,466	1,713
Amortization and impairment of servicing assets	(1,002)	(510)
Servicing income, net	$464	$1,203

   The Corporation’s servicing assets are subject to prepayment and interest rates risks. Constant prepayment rate assumptions for the Corporation’s servicing assets for the government guaranteed mortgage loans were 9.1% and 10.5% for the quarters ended March 31, 2014 and 2013, respectively. For conventional conforming mortgage loans, the Corporation used 8.9% and 10.9%, and for the conventional non-conforming mortgage loans 13.4% and 14.3%, for the quarters ended March 31, 2014 and 2013, respectively. Discount rate assumptions used were 11.5% and 12% for government guaranteed mortgage loans; 9.5% and 10% for conventional conforming mortgage loans; and 13.9% and 14.3% for conventional non-conforming mortgage loans for the quarters ended March 31, 2014 and 2013, respectively.

     At March 31, 2014, fair values of the Corporation’s servicing assets were based on a valuation model that incorporates market driven assumptions regarding discount rates and mortgage prepayment rates, adjusted by the particular characteristics of the Corporation’s servicing portfolio. The weighted-averages of the key economic assumptions used by the Corporation in its valuation model and the sensitivity of the current fair value to immediate 10% and 20% adverse changes in those assumptions for mortgage loans at March 31, 2014 were as follows:

(Dollars in thousands)
Carrying amount of servicing assets	$22,026
Fair value	$25,041
Weighted-average expected life (in years)	9.61

Constant prepayment rate (weighted-average annual rate)	9.10%
Decrease in fair value due to 10% adverse change	$919
Decrease in fair value due to 20% adverse change	$1,782

Discount rate (weighted-average annual rate)	10.61%
Decrease in fair value due to 10% adverse change	$1,065
Decrease in fair value due to 20% adverse change	$2,047

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption and the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the servicing asset is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which may magnify or counteract the sensitivities.

NOTE 13 – DEPOSITS

The following table summarizes deposit balances:
	March 31,	December 31,
	2014	2013
	(In thousands)

Type of account:
Non-interest bearing checking accounts	$905,650	$851,212
Savings accounts	2,414,914	2,334,831
Interest-bearing checking accounts	1,152,422	1,167,480
Certificates of deposit	2,403,289	2,384,378
Brokered CDs	3,126,410	3,142,023
	$10,002,685	$9,879,924

Brokered CDs mature as follows:

March 31, 2014
(In thousands)

Three months or less	$346,966
Over three months to six months	557,050
Over six months to one year	854,800
One to three years	1,203,461
Three to five years	128,848
Over five years	35,285
Total	$3,126,410

The following are the components of interest expense on deposits:

	Quarter Ended
	March 31,	March 31,
	2014	2013
	(In thousands)

Interest expense on deposits	$18,514	$23,389
Amortization of broker placement fees	1,785	2,155
Interest expense on deposits	$20,299	$25,544

NOTE 14 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (repurchase agreements) consist of the following:

	March, 31	December 31,
	2014	2013
	(Dollars in thousands)

Repurchase agreements, interest ranging from 2.45% to 3.32% (1)	$900,000	$900,000

(1)

As of March 31, 2014, includes $800 million with an average rate of 2.85% that lenders have the right to call before their contractual maturities at various dates beginning on April 9, 2014. Subsequent to March 31, 2014, no lender has exercised its call option on repurchase agreements. Also includes $700.0 million that is currently tied to variable rates.

Repurchase agreements mature as follows:

March 31, 2014
(In thousands)

Over one year to three years	$600,000
Three to five years	300,000
Total	$900,000

As of March 31, 2014 and December 31, 2013, the securities underlying such agreements were delivered to the dealers with which the repurchase agreements were transacted.

Repurchase agreements as of March 31, 2014, grouped by counterparty, were as follows:

(Dollars in thousands)		Weighted-Average
Counterparty	Amount	Maturity (In Months)

Citigroup Global Markets	$300,000	31
JP Morgan Chase	200,000	35
Dean Witter / Morgan Stanley	100,000	43
Credit Suisse First Boston	300,000	45
	$900,000

NOTE 15 – ADVANCES FROM THE FEDERAL HOME LOAN BANK (FHLB)

The following is a summary of the advances from the FHLB:

	March 31,	December 31,
	2014	2013

	(Dollars in thousands)

Fixed-rate advances from FHLB, with a weighted-
average interest rate of 1.11%	$300,000	$300,000

Advances from FHLB mature as follows:

March 31,
2014
(In thousands)

Over one year to three years	$100,000
Over three years	200,000
Total	$300,000

As of March 31, 2014, the Corporation had additional capacity of approximately $473.5 million on this credit facility based on collateral pledged at the FHLB, including a haircut reflecting the perceived risk associated with holding the collateral.

NOTE 16 – OTHER BORROWINGS

 Other borrowings consist of:

	March 31,	December 31,
	2014	2013
	(In thousands)
Junior subordinated debentures due in 2034,
interest-bearing at a floating rate of 2.75%
over 3-month LIBOR (2.98% as of March 31, 2014
and 2.99% as of December 31, 2013)	$103,093	$103,093

Junior subordinated debentures due in 2034,
interest-bearing at a floating rate of 2.50%
over 3-month LIBOR (2.73% as of March 31, 2014
and 2.75% as of December 31, 2013)	128,866	128,866
	$231,959	$231,959

NOTE 17 – STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2014 and December 31, 2013, the Corporation had 2,000,000,000 authorized shares of common stock with a par value of $0.10 per share. As of March 31, 2014 and December 31, 2013, there were 209,578,959 and 207,635,157 shares issued, respectively, and 208,967,883 and 207,068,978 shares outstanding, respectively. On July 30, 2009, the Corporation announced the suspension of common and preferred stock dividends effective with the preferred dividend for the month of August 2009.

    During the first quarter of 2014, the Corporation granted 810,138 shares of restricted stock to certain senior officers and certain other employees. The restrictions on such restricted stock will lapse with respect to 50% over a two-year period and 50% over a three-year period. Included in the shares of restricted stock granted in the first quarter of 2014 are 653,138 shares granted to certain senior officers consistent with the requirements of TARP. In addition, in the first quarter of 2014, the Corporation issued 60,381 shares of common stock as increased compensation to certain executive officers. As of March 31, 2014 and December 31, 2013, there were 2,151,823 and 1,411,185 shares of unvested restricted stock outstanding. During the first quarter of 2014, 2,000 shares of restricted stock were forfeited and the restrictions on 67,500 shares of restricted stock lapsed. Refer to Note 3 for additional information.

Preferred Stock

The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1, redeemable at the Corporation’s option subject to certain terms. This stock may be issued in series and the shares of each series shall have such rights and preferences as are fixed by the Board of Directors when authorizing the issuance of that particular series.  As of March 31, 2014, the Corporation has five outstanding series of nonconvertible, non-cumulative preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% noncumulative perpetual monthly income preferred stock, Series B; 7.40% noncumulative perpetual monthly income preferred stock, Series C; 7.25% noncumulative perpetual monthly income preferred stock, Series D; and 7.00% noncumulative perpetual monthly income preferred stock, Series E.  The liquidation value per share is $25.

Effective January 17, 2012, the Corporation delisted all of its outstanding series of nonconvertible, noncumulative preferred stock from the New York Stock Exchange. The Corporation has not arranged for listing and/or registration on another national securities exchange or for quotation of the Series A through E Preferred Stock in a quotation medium.

     In the first quarter of 2014, the Corporation issued an aggregate of 1,075,283 shares of its common stock in exchange for an aggregate of 249,477 shares of the Corporation’s Series A through E Preferred Stock, having an aggregate liquidation value of $6.2 million. The shares of common stock were issued to two holders of the Series A through E Preferred Stock in reliance upon the exemption set forth in Section 3(a)(9) of the Securities Act of 1933, as amended, for securities exchanged by an issuer with existing security holders where no commission or other remuneration is paid or given directly or indirectly by the issuer for soliciting such exchange. The carrying (liquidation) value of the Series A through E preferred stock exchanged, or $6.2 million, was reduced, and common stock and additional paid-in capital increased in the amount of the fair value of the common stock issued. The Corporation recorded the par value of the shares issued as common stock ($0.10 per common share) or $0.1 million. The excess of the common stock fair value over the par value, or $5.5 million, was recorded in additional paid-in capital. The excess of the carrying amount of the shares of preferred stock over the fair value of the shares of common stock, or $0.4 million, was recorded as an increase to retained earnings and an increase in earnings per common share computation.

The results of the exchange with respect to Series A through E preferred stock were as follows:
		Shares of Preferred stock outstanding prior to exchange
				Shares of preferred stock outstanding after exchange	Aggregate liquidation preference after exchange (In thousands)
	Liquidation preference per share		Shares of preferred stock exchanged			Shares of common stock issued

Title of Securities
7.125% Noncumulative Perpetual
Monthly Income Preferred
Stock, Series A	$25	450,195	51,790	398,405	$9,960	226,889
8.35% Noncumulative Perpetual
Monthly Income Preferred
Stock, Series B	$25	475,987	36,250	439,737	10,994	158,809
7.40% Noncumulative Perpetual
Monthly Income Preferred
Stock, Series C	$25	460,611	69,707	390,904	9,773	291,056
7.25% Noncumulative Perpetual
Monthly Income Preferred
Stock, Series D	$25	510,592	46,176	464,416	11,610	201,040
7.00% Noncumulative Perpetual
Monthly Income Preferred
Stock, Series E	$25	624,487	45,554	578,933	14,473	197,489
		2,521,872	249,477	2,272,395	$56,810	1,075,283

Treasury stock

During the first quarter of 2014, the Corporation withheld an aggregate of 44,897 shares of the common stock paid to certain senior officers as additional compensation and of restricted stock that vested during the first quarter of 2014 to cover employees’ payroll and income tax withholding liabilities; these shares are also held as treasury shares. As of March 31, 2014 and December 31, 2013, the Corporation had 611,076 and 566,179 shares held as treasury stock, respectively.

FirstBank Statutory Reserve (Legal Surplus)

The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to legal surplus until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus account from the retained earnings account are not available for distribution to the stockholders without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The net loss experienced in 2013 exhausted FirstBank’s statutory reserve fund. The Banking Law provides that when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts shall be charged against the undistributed profits of the bank, and the balance, if any shall be charged against the reserve fund, as a reduction thereof. If there is no reserve fund sufficient to cover such balance in whole or in part, the outstanding amount shall be charged against the capital account and the Bank cannot pay dividends until it can replenish the reserve fund to an amount of at least 20% of the original capital contributed.

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

    On June 30, 2013, the Puerto Rico Government approved Act No. 40 (“Act 40”), known as the “Tax Burden Adjustment and Redistribution Act,” which amended the 2011 PR Code, and Act No. 46 (“Act 46”), which bring changes to the sales and use tax regime. The main provisions of Act 40 that impact financial institutions include:

(i)       A new national gross receipts tax that in the case of financial institutions is 1% of gross income that is not deductible for purposes of computing net taxable income and is not part of the alternative minimum tax (“AMT”).  This provision was retroactive to January 1, 2013. An expense of $1.5 million was recorded during the first quarter of 2014 related to the national gross receipts tax. No expense was recorded for the same period during 2013, however, the retroactive effect of the expense for the first quarter of 2013 recorded during the second quarter 2013 was $1.3 million. This expense is included as part of “Taxes, other than income taxes” in the consolidated statement of income (loss).  Subject to certain limitations, a financial institution will be able to claim a credit of 0.5% of its gross income against its regular income tax or the alternative minimum tax. A $0.7 million benefit related to this credit was recorded as a reduction to the provision for income taxes in the first quarter of 2014.

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

    Significant changes to the sales and use tax regime include adjustments to the Business to Business exclusion.  The business to business exclusion applicable to services rendered from one registered business to another registered business remains in effect, except for certain services that will be taxable including, among others, service charges imposed by financial institutions on other businesses (commercial clients), collection services, repairs and maintenance services of real and personal property, and computer programming, including modifications to previously designed systems. The sales and use tax provisions were effective beginning on July 1, 2013.

    On October 14, 2013, the Governor of Puerto Rico signed into law Act No. 117 (“Act 117”) providing additional changes and transitional provisions in connection with Act 40.  In relation to the national gross receipts tax, Act 117 clarifies, among other things, that gross income subject to the special tax does not include the following:

(i)       Dividends received from a 100% controlled domestic subsidiary.  During the first quarter of 2014, no dividends subject to this exception were received by any of the Corporation’s entities.

(ii)     Income attributable to a trade or business outside of Puerto Rico.

    The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through an international banking entity (“IBE”) of the Bank and through the Bank’s subsidiary, FirstBank Overseas Corporation, whose interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation. The IBE and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico on the specific activities provided by the IBE Act. An IBE’s that operates as a unit of a bank pays income taxes at normal rates to the extent that the IBE’s net income exceeds 20% of the bank’s total net taxable income.

    For the quarter ended March 31, 2014, the Corporation recorded income tax expense was $0.9 million compared to $1.6 million for the same period in 2013.  The decrease is primarily related to the $0.7 million credit that the Corporation will be able to claim against its regular income tax or alternative minimum tax that represents 50% of the national gross receipt tax assessed, as explained above. The income tax in the interim financial statements is calculated based on the income of the individual subsidiaries and the currently valid tax rates as a best possible estimate. As of March 31, 2014, the deferred tax asset, net of a valuation allowance of $519.3 million, amounted to $8.3 million compared to $7.6 million as of December 31, 2013.  The decrease in the valuation allowance to $519.3 million from $522.7 million as of December 31, 2013 was mainly due to the reversal of temporary differences primarily attributable to the reduction in the allowance for loan and lease losses during the first quarter of 2014.

    Accounting for income taxes requires that companies assess whether a valuation allowance should be recorded against their deferred tax asset based on an assessment of the amount of the deferred tax asset that is  “more likely than not” to be realized. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. In making such assessment, significant weight is given to evidence that can be objectively verified, including both positive and negative evidence. Consideration must be given to all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of the reversal of temporary differences and carryforwards, taxable income in carryback years and tax planning strategies. In estimating taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance.

    In assessing the weight of positive and negative evidence, a significant negative factor that resulted in the maintenance of the valuation allowance was that the Corporation’s banking subsidiary, FirstBank Puerto Rico, was in a three-year historical cumulative loss position as of March 31, 2014, mainly due to significant charges to the provision for loan and lease losses in prior years as a result of the economic downturn and bulk sales of assets completed in 2013. As of March 31, 2014, the Corporation had a gross deferred tax asset of $528.7 million, including $372.5 million associated with NOLs. The Bank incurred all of the NOLs on or after 2009. As mentioned before, the Corporation maintained a valuation allowance of $519.3 million as of March 31, 2014 against the deferred tax asset. As of March 31, 2014, management concluded that $8.3 million of the deferred tax asset will be realized as it relates to profitable subsidiaries and to amounts that can be realized through future reversals of existing taxable temporary differences. To the extent the realization of a portion, or all, of the tax asset becomes “more likely than not” based on changes in circumstances (such as, improved earnings, changes in tax laws or other relevant changes), a reversal of that portion of the deferred tax asset valuation allowance will then be recorded.

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

    The Corporation recorded UTBs of $4.3 million, all of which would, if recognized, affect the Corporation’s effective tax rate. The Corporation classified all interest and penalties, if any, related to tax uncertainties as income tax expense. As of March 31, 2014, the Corporation’s accrued interest that relates to tax uncertainties amounted to $2.4 million and there was no need to accrue for the payment of penalties. During the first quarter of 2014, there was no change to the UTB of $4.3 million. The years 2007 through 2009 have been examined by the United States Internal Revenue Service (“IRS”) and disputed issues were taken to administrative appeals during 2011. During the second half of 2013, the Corporation increased its UTBs by $3.1 million, including interest, mainly due to changes in management’s judgment given the lengthy administrative appeals process and expectations as to resolution. During October 2013, the Corporation filed a mediation request with the IRS appeals office in an effort to expedite the resolution of the audits under their examination. Subsequent to the filing of the mediation request, the Corporation has exchanged communications with the IRS and management expects the prompt resolution of this matter. However, the Corporation currently cannot reasonably estimate a range of possible changes to the existing reserves. The amount of the Corporation’s UTBs may increase or decrease for various reasons, including changes in the amounts for current tax year positions, the expiration of open income tax returns due to the expiration of statutes of limitations, changes in management’s judgment about the level of uncertainty, the status of examinations, litigation and legislative activity, and the addition, or elimination, of uncertain tax positions.

    The Corporation’s liability for income taxes includes its liability for UTBs, and interest that relates to tax years still subject to review by taxing authorities. The UTBs are recorded as a liability instead of a reduction to the deferred tax asset as the Corporation’s NOLs and tax credit carryfowards are not available to settle any income tax that would result from the disallowance of the Corporation’s UTBs. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the 2011 PR Code is 4 years; the statute of limitations for the Virgin Islands and for U.S. income tax purposes are each three years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For Puerto Rico and Virgin Islands income tax purposes, all tax years subsequent to 2008 and 2009, respectively, remain open to examination. Tax year 2010 is currently under examination by the Puerto Rico Department of Treasury. The examination is at a preliminary stage. Taxable years from 2007 remain open to examination for U.S. income tax purposes.

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

For 2014, there have been no transfers into or out of Level 1, Level 2 or Level 3 of the fair value hierarchy.

Financial Instruments Recorded at Fair Value on a Recurring Basis

Investment securities available for sale

The fair value of investment securities was the market value based on quoted market prices (as is the case with equity securities, U.S. Treasury notes, and non-callable U.S. Agency debt securities), when available (Level 1), or market prices for identical or comparable assets (as is the case with MBS and callable U.S. agency debt) that are based on observable market parameters, including benchmark yields, reported trades, quotes from brokers or dealers, issuer spreads, bids, offers and reference data including market research operations (Level 2). Observable prices in the market already consider the risk of nonperformance. If listed prices or quotes are not available, fair value is based upon models that use unobservable inputs due to the limited market activity of the instrument, as is the case with certain private label mortgage-backed securities held by the Corporation (Level 3).

Private label MBS are collateralized by fixed-rate mortgages on single-family residential properties in the United States; the interest rate on the securities is variable, tied to three-month LIBOR and limited to the weighted average coupon of the underlying collateral. The market valuation represents the estimated net cash flows over the projected life of the pool of underlying assets applying a discount rate that reflects market observed floating spreads over LIBOR, with a widening spread based on a nonrated security. The market valuation is derived from a model that utilizes relevant assumptions such as prepayment rate, default rate, and loss severity on a loan level basis. The Corporation modeled the cash flow from the fixed-rate mortgage collateral using a static cash flow analysis according to collateral attributes of the underlying mortgage pool (i.e. loan term, current balance, note rate, rate adjustment type, rate adjustment frequency, rate caps, and others) in combination with prepayment forecasts obtained from a commercially available prepayment model (ADCO). The variable cash flow of the security is modeled using the 3-month LIBOR forward curve. Loss assumptions were driven by the combination of default and loss severity estimates, taking into account loan credit characteristics (loan-to-value, state, origination date, property type, occupancy loan purpose, documentation type, debt-to-income ratio, and other) to provide an estimate of default and loss severity. Refer to the table below for further information regarding qualitative information for all assets and liabilities measured at fair value using significant unobservable inputs (Level 3).

Derivative instruments

The fair value of most of the Corporation’s derivative instruments is based on observable market parameters and takes into consideration the credit risk component of paying counterparties, when appropriate, except when collateral is pledged. That is, on interest rate swaps, the credit risk of both counterparties is included in the valuation; and, on options and caps, only the seller's credit risk is considered. The derivative instruments, namely swaps and caps, were valued based on a discounted cash flow approach using the related LIBOR and swap rate for each cash flow. Derivatives include interest rate swaps used for protection against rising interest rates. For these interest rate swaps, a credit component was not considered in the valuation since the Corporation has fully collateralized with investment securities any marked-to-market loss with the counterparty and, if there were market gains, the counterparty had to deliver collateral to the Corporation.

Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments for the quarter ended March 31,  2014 was immaterial.

The information about the estimated fair value of financial instruments required by GAAP is presented hereunder.  The fair value amounts presented do not necessarily represent management’s estimate of the underlying value of the Corporation.

Assets and liabilities measured at fair value on a recurring basis, are summarized below:

	As of March 31, 2014				As of December 31, 2013
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value

Assets:
Securities available for sale :
Equity securities	$18	$-	$-	$18	$33	$-	$-	$33
U.S. Treasury Securities	7,500	-	-	7,500	7,499	-	-	7,499
Noncallable U.S. agency debt	-	203,675	-	203,675	-	200,903	-	200,903
Callable U.S. agency debt and MBS	-	1,719,543	-	1,719,543	-	1,677,651	-	1,677,651
Puerto Rico government obligations	-	53,698	7,657	61,355	-	48,904	2,426	51,330
Private label MBS	-	-	39,853	39,853	-	-	40,866	40,866
Derivatives, included in assets:
Interest rate swap agreements	-	131	-	131	-	162	-	162
Purchased interest rate cap agreements	-	39	-	39	-	58	-	58
Forward contracts	-	29	-	29	-	174	-	174
Liabilities:
Derivatives, included in liabilities:
Interest rate swap agreements	-	3,621	-	3,621	-	3,965	-	3,965
Written interest rate cap agreement	-	39	-	39	-	58	-	58
Forward contracts	-	20	-	20	-	-	-	-

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended March 31, 2014 and 2013.

	Quarter ended March 31,
	2014	2013
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale(1)	Available For Sale(1)

Beginning balance	$43,292	54,617
Total gains (losses) (realized/unrealized):
Included in earnings	-	(117)
Included in other comprehensive income	964	831
Purchases	5,123	-
Principal repayments and amortization	(1,869)	(3,284)
Ending balance	$47,510	$52,047

(1)	Amounts mostly related to private label MBS.

The table below presents qualitative information for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2014:

	March 31, 2014
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range

Investment securities available-for-sale:

Private label MBS	$39,853	Discounted cash flow	Discount rate	14.5%
			Prepayment rate	20.31% -100% (Weighted Average 33%)
			Projected Cumulative Loss Rate	0.86% -80% (Weighted Average 8.4%)

Puerto Rico Government Obligations	7,657	Discounted cash flow	Prepayment speed	5.91%

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

Puerto Rico Government Obligations: The significant unobservable input used in the fair value measurement is the assumed prepayment rate. A significant increase (decrease) in the assumed rate would lead to a higher (lower) fair value estimate. Loss severity and probability of default are not included as significant unobservable variables because the notes are guaranteed by the Puerto Rico

Housing Finance Authority (“PRHFA”). The PRHFA credit risk is modeled by discounting the cash flows using a curve appropriate to the PRHFA credit rating.

The table below summarizes changes in unrealized gains and losses recorded in earnings for the quarters ended March 31,2014 and 2013 for Level 3 assets and liabilities that are still held at the end of each period:

	Changes in Unrealized Losses	Changes in Unrealized Losses
	(Quarter ended March 31, 2014)	(Quarter Ended March 31, 2013)
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale	Available For Sale

Changes in unrealized losses relating to assets still held at reporting date:
Net impairment losses on investment securities (credit component)	$ -	$ (117)

Additionally, fair value is used on a nonrecurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost or market accounting (e.g., loans held for sale carried at the lower-of-cost or fair value and repossessed assets) or write downs of individual assets (e.g., goodwill, loans).

As of March 31, 2014, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of March 31, 2014			(Losses) Gain recorded for the Quarter Ended March 31, 2014
	Level 1	Level 2	Level 3
	(In thousands)

Loans receivable (1)	$-	$-	$478,393	$(23,793)
Other Real Estate Owned (2)	-	-	138,622	(4,747)
Mortgage servicing rights (3)	-	-	22,026	(219)
Loans Held For Sale (4)	-	-	54,755	-

(1)

Mainly impaired commercial and construction loans.  The impairment was generally measured based on the fair value of the collateral. The fair value was derived from external appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g. absorption rates), which are not market observable.

(2)

The fair value was derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates, net operating income of income producing properties), which are not market observable.  Losses were related to market valuation adjustments after the transfer of the loan to the OREO portfolio.

(3)

Fair value adjustments to mortgage servicing rights were mainly due to assumptions associated with mortgage prepayment rates. The Corporation carries its mortgage servicing rights at the lower of cost or market, measured at fair value on a non-recurring basis.  Assumptions for the value of mortgage servicing rights included:  Prepayment rate 9.10%, Discount Rate 10.61%.

(4)

The value of these loans was derived from external appraisals, adjusted for specific characteristics of the loans, and, for loans with signed sale agreements, the value was determined based on the sales price on such agreements.

As of March 31, 2013, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of March 31, 2013			(Losses) Gain recorded for the Quarter Ended March 31, 2013
	Level 1	Level 2	Level 3
	(In thousands)

Loans receivable (1)	$-	$-	$583,812	$(22,954)
Other Real Estate Owned (2)	-	-	181,479	(3,782)
Mortgage servicing rights (3)	-	-	18,717	280
Loans Held For Sale (4)	-	-	147,995	(5,222)

(1)

 Mainly impaired commercial and construction loans.  The impairment was generally measured based on the fair value of the collateral. The fair value was derived from external appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g. absorption rates), which are not market observable.

(2)

The fair value was derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates, net operating income of income producing properties), which are not market observable.  Losses were related to market valuation adjustments after the transfer of the loan to the OREO portfolio.

(3)

Fair value adjustments to the mortgage servicing rights were mainly due to assumptions associated with mortgage prepayments rates. The Corporation carries its mortgage servicing rights at the lower-of-cost or market, measured at fair value on a non-recurring basis. Assumptions for the value of mortgage servicing rights included: Prepayment Rate 10.81%, Discount Rate 11.06%.

(4)

Level 3 Loans Held For Sale were the $181.6 million transferred to held for sale during the first quarter of 2013, which were recorded at a value of $148.0 million. The value of these loans was derived from external appraisals, adjusted for specific characteristics of the loans, and, for loans with signed agreements the value was determined based on the sales price of such agreements.

Qualitative information regarding the fair value measurements for Level 3 financial instruments is as follows:

March 31, 2014
	Method	Inputs
Loans	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors
OREO	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors
Mortgage servicing rights	Discounted Cash Flow	Weighted average prepayment rate of 9.10%; weighted average discount rate of 10.61%

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

The fair value of brokered CDs, which are included within deposits, is determined using discounted cash flow analyses over the full term of the CDs. The fair value of the CDs is computed using the outstanding principal amount. The discount rates used were based on brokered CD market rates as of March 31, 2014.  The fair value does not incorporate the risk of nonperformance, since interests in brokered CDs are generally sold by brokers in amounts of less than $250,000 and, therefore, insured by the FDIC.

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

The following table presents the estimated fair value and carrying value of financial instruments as of March 31, 2014 and December 31, 2013

	Total Carrying Amount in Statement of Financial Condition March 31, 2014	Fair Value Estimated March 31, 2014	Level 1	Level 2	Level 3

	(In thousands)

Assets:
Cash and due from banks and money
market investments	$841,497	$841,497	$841,497	$-	$-
Investment securities available
for sale	2,031,944	2,031,944	7,518	1,976,916	47,510
Other equity securities	28,691	28,691	-	28,691	-
Loans held for sale	78,912	79,268	-	24,513	54,755
Loans, held for investment	9,566,785
Less: allowance for loan and lease losses	(266,778)
Loans held for investment, net of allowance	$9,300,007	9,071,147	-	-	9,071,147
Derivatives, included in assets	199	199	-	199	-

Liabilities:
Deposits	10,002,685	10,015,793	-	10,015,793	-
Securities sold under agreements to repurchase	900,000	971,656	-	971,656	-
Advances from FHLB	300,000	298,181	-	298,181	-
Other borrowings	231,959	116,038	-	-	116,038
Derivatives, included in liabilities	3,680	3,680	-	3,680	-

	Total Carrying Amount in Statement of Financial Condition December 31, 2013	Fair Value Estimated December 31, 2013	Level 1	Level 2	Level 3
	(In thousands)

Assets:
Cash and due from banks and money
market investments	$655,671	$655,671	$655,671	$-	$-
Investment securities available
for sale	1,978,282	1,978,282	7,532	1,927,458	43,292
Other equity securities	28,691	28,691	-	28,691	-
Loans held for sale	75,969	76,684	-	21,883	54,801
Loans, held for investment	9,636,170
Less: allowance for loan and lease losses	(285,858)
Loans held for investment, net of allowance	$9,350,312	9,127,234	-	-	9,127,234
Derivatives, included in assets	394	394	-	394	-

Liabilities:
Deposits	9,879,924	9,898,615	-	9,898,615	-
Securities sold under agreements to repurchase	900,000	976,151	-	976,151	-
Advances from FHLB	300,000	297,523	-	297,523	-
Other borrowings	231,959	106,772	-	-	106,772
Derivatives, included in liabilities	4,023	4,023	-	4,023	-

NOTE 20 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Quarter Ended March 31,
	2014	2013
	(In thousands)

Cash paid for:

Interest on borrowings	$25,359	$33,823
Income tax	113	230

Non-cash investing and financing activities:

Additions to other real estate owned	8,176	20,122
Additions to auto and other repossessed assets	20,771	14,852
Capitalization of servicing assets	1,052	1,720
Loan securitizations	50,792	69,910
Loans held for investment transferred to held for sale	-	181,620

NOTE 21 – SEGMENT INFORMATION

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico.  As of March 31, 2014, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations, and Virgin Islands Operations.  Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels, and the economic characteristics of the product were also considered in the determination of the reportable segments.

The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services for large customers represented by specialized and middle-market clients and the public sector. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and floor plan financings, as well as other products, such as cash management and business management services. The Mortgage Banking segment consists of the origination, sale, and servicing of a variety of residential mortgage loans. The Mortgage Banking segment also acquires and sells mortgages in the secondary markets.  In addition, the Mortgage Banking segment includes mortgage loans purchased from other local banks and mortgage bankers.  The Consumer (Retail) Banking segment consists of the Corporation’s consumer lending and deposit-taking activities conducted mainly through its branch network and loan centers. The Treasury and Investments segment is responsible for the Corporation’s investment portfolio and treasury functions executed to manage and enhance liquidity.  This segment lends funds to the

Commercial and Corporate Banking, Mortgage Banking and Consumer (Retail) Banking segments to finance their lending activities and borrows from those segments and from the United States Operations segment.  The Consumer (Retail) Banking and the United States Operations segments also lend funds to other segments. The interest rates charged or credited by Treasury and Investments, the Consumer (Retail) Banking and the United States Operations segments are allocated based on market rates. The difference between the allocated interest income or expense and the Corporation’s actual net interest income from centralized management of funding costs is reported in the Treasury and Investments segment. The United States Operations segment consists of all banking activities conducted by FirstBank in the United States mainland, including commercial and retail banking services.  The Virgin Islands Operations segment consists of all banking activities conducted by the Corporation in the USVI and BVI, including commercial and retail banking services and insurance activities.

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

The following table presents information about the reportable segments:

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended March 31, 2014:
Interest income	$25,748	$55,812	$42,299	$15,583	$10,896	$10,233	$160,571
Net (charge) credit for transfer of funds	(8,546)	3,635	(2,999)	5,800	2,110	-	-
Interest expense	-	(6,796)	-	(16,761)	(4,797)	(897)	(29,251)
Net interest income	17,202	52,651	39,300	4,622	8,209	9,336	131,320
(Provision) release for loan and lease losses	(3,384)	(20,495)	(13,345)	-	5,959	(650)	(31,915)
Non-interest income (loss)	3,102	10,630	1,767	53	441	1,967	17,960
Direct non-interest expenses	(9,832)	(32,015)	(12,578)	(1,126)	(7,220)	(9,024)	(71,795)
Segment income	$7,088	$10,771	$15,144	$3,549	$7,389	$1,629	$45,570

Average earnings assets	$1,955,990	$2,006,395	$3,921,439	$2,710,930	$846,152	$655,568	$12,096,474

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended March 31, 2013:
Interest income	$28,220	$58,259	$43,329	$11,460	$8,649	$10,308	$160,225
Net (charge) credit for transfer of funds	(10,271)	(1,038)	(4,148)	12,963	2,494	-	-
Interest expense	-	(6,849)	-	(21,763)	(6,117)	(1,003)	(35,732)
Net interest income	17,949	50,372	39,181	2,660	5,026	9,305	124,493
Provision for loan and lease losses	(8,588)	(10,181)	(86,111)	-	(1,509)	(4,734)	(111,123)
Non-interest income (loss)	4,350	10,742	1,459	(168)	612	2,172	19,167
Direct non-interest expenses	(11,648)	(29,668)	(17,588)	(2,406)	(6,722)	(9,136)	(77,168)
Segment income (loss)	$2,063	$21,265	$(63,059)	$86	$(2,593)	$(2,393)	$(44,631)

Average earnings assets	$2,100,455	$1,904,624	$4,290,119	$2,689,940	$679,389	$677,336	$12,341,863

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals:

	Quarter Ended
	March 31,
	2014	2013

Net income (loss):

Total income (loss) for segments and other	$45,570	$(44,631)
Other non-interest loss (1)	(6,610)	(5,538)
Other operating expenses (2)	(20,990)	(20,842)
Income (loss) before income taxes	17,970	(71,011)
Income tax expense	(887)	(1,622)
Total consolidated net income (loss)	$17,083	$(72,633)

Average assets:

Total average earning assets for segments	$12,096,474	$12,341,863
Other average earning assets (1)	6,570	23,786
Average non-earning assets	671,146	708,214
Total consolidated average assets	$12,774,190	$13,073,863

(1)	The activities related to the Bank's equity interest in CPG/GS are presented as an Other non-interest income (loss) and other average earning assets in the table above
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

NOTE 22 – REGULATORY MATTERS, COMMITMENTS AND CONTINGENCIES

The Corporation is subject to various regulatory capital requirements imposed by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets and liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgment and adjustment by the regulators with respect to minimum capital requirements, components, risk weightings, and other factors.

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

Effective June 2, 2010, FirstBank, by and through its Board of Directors, entered into a Consent Order (the “FDIC Order”) with the FDIC and OCIF. The FDIC Order provides for various things, including (among other things) the following: (1) having and retaining qualified management; (2) increased participation in the affairs of FirstBank by its Board of Directors; (3) development and implementation by FirstBank of a capital plan to attain a leverage ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 10% and a total risk-based capital ratio of at least 12%; (4) adoption and implementation of strategic, liquidity, and fund management and profit and budget plans and related projects within certain timetables set forth in the FDIC Order and on an ongoing basis; (5) adoption and implementation of plans for reducing FirstBank’s positions in certain classified assets and delinquent and non-accrual loans within timeframes set forth in the FDIC Order; (6) refraining from lending to delinquent or classified borrowers already obligated to FirstBank on any extensions of credit so long as such credit remains uncollected, except where FirstBank’s failure to extend further credit to a particular borrower would be detrimental to the best interests of FirstBank, and any such additional credit is approved by FirstBank’s Board of Directors; (7) refraining from accepting, increasing, renewing, or rolling over brokered CDs without the prior written approval of the FDIC; (8) establishment of a comprehensive policy and methodology for determining the allowance for loan and lease losses and the review and revision of FirstBank’s loan policies, including the non-accrual policy; and (9) adoption and implementation of adequate and effective programs of independent loan review, appraisal compliance, and an effective policy for managing FirstBank’s sensitivity to interest rate risk. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the FDIC Order. Although all of FirstBank’s regulatory capital ratios exceeded the minimum capital ratios for “well capitalized” levels, as well as the minimum capital ratios required by the FDIC Order, as of March 31, 2014, FirstBank cannot be treated as a “well capitalized” institution under regulatory guidance because it is operating under the FDIC Order.

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

The Corporation submitted its capital plan setting forth how it plans to improve capital positions to comply with the FDIC Order and the Written Agreement over time. In addition to the Capital Plan, the Corporation has submitted to its regulators a liquidity and brokered CD plan, including a contingency funding plan, a non-performing asset reduction plan, a budget and profit plan, a strategic plan, and a plan for the reduction of classified and special mention assets.  As of March 31, 2014, the Corporation had completed all of the items included in the Capital Plan and is continuing to work on reducing non-performing loans.  Further, the Corporation has reviewed and enhanced the Corporation’s loan review program, various credit policies, the Corporation’s treasury and investment policy, the Corporation’s asset classification and allowance for loan and lease losses and non-accrual policies, the Corporation’s charge-off policy and the Corporation’s appraisal program. The Regulatory Agreements also require the submission to the regulators of quarterly progress reports.

The FDIC Order imposes no other restrictions on FirstBank’s products or services offered to customers, nor does it or the Written Agreement impose any type of penalties or fines upon FirstBank or the Corporation. Concurrent with the FDIC Order, the FDIC has granted FirstBank temporary waivers to enable it to continue accessing the brokered CD market through September 30, 2014. FirstBank will request approvals for future periods, although no assurance can be given that future approvals will be given.

      In July 2013, U.S. banking regulators approved a revised regulatory capital framework for U.S. banking organizations (the “Basel 3 rules”) that is based on international regulatory capital requirements adopted by the Basel Committee on Banking Supervision over the past several years. The Basel 3 rules introduce new minimum capital ratios and capital conservation buffer requirements, change the composition of regulatory capital, require a number of new adjustments to and deductions from regulatory capital, and introduce a new “Standardized Approach” for the calculation of risk-weighted assets that will replace the risk-weighting requirements under the current U.S. regulatory capital rules. The new minimum regulatory capital requirements and the Standardized Approach for the calculation of risk-weighted assets will become effective for the Corporation and FirstBank on January 1, 2015. The capital conservation buffer requirements, and the regulatory capital adjustments and deductions under the Basel 3 rules will be phased-in over several years ending as of December 31, 2018.

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

    The Corporation’s total capital, Tier I and leverage ratios as of March 31, 2014 were 17.50%, 16.23% and 11.74%, respectively. Meanwhile, the total capital, Tier I capital, and leverage ratios as of March 31, 2014 of the banking subsidiary, FirstBank Puerto Rico, were 17.12%, 15.85% and 11.47%, respectively.

     The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and commitments to sell mortgage loans at fair value. As of March 31, 2014, commitments to extend credit amounted to approximately $1.1 billion, of which $685.6 million relates to credit card loans. Commercial and Financial standby letters of credit amounted to approximately $51.8 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. In the case of credit cards and personal lines of credit, the Corporation can cancel the unused credit facility at any time and without cause. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with prospective borrowers.

    As of March 31, 2014, First BanCorp. and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. Management believes that the final disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on the Corporation’s financial position, results of operations or cash flows.

NOTE 23 – FIRST BANCORP. (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

The following condensed financial information presents the financial position of the Holding Company only as of March 31,  2014 and December 31, 2013 and the results of its operations for the quarters ended March 31, 2014 and 2013.

Statements of Financial Condition

	As of March 31,	As of December 31,
	2014	2013
	(In thousands)

Assets
Cash and due from banks	$31,420	$31,957
Money market investments	6,111	6,111
Investment securities available for sale, at market:
Equity investments	18	33
Other investment securities	285	285
Loans held for invesment, net	344	356
Investment in First Bank Puerto Rico, at equity	1,444,653	1,403,612
Investment in First Bank Insurance Agency, at equity	11,013	9,834
Investment in FBP Statutory Trust I	3,093	3,093
Investment in FBP Statutory Trust II	3,866	3,866
Other assets	4,108	4,101
Total assets	$1,504,911	$1,463,248

Liabilities and Stockholders' Equity
Liabilities:
Other borrowings	$231,959	$231,959
Accounts payable and other liabilities	17,054	15,431
Total liabilities	249,013	247,390

Stockholders' equity	1,255,898	1,215,858
Total liabilities and stockholders' equity	$1,504,911	$1,463,248

Statements of Income (Loss)

	Quarter Ended
	March 31,	March 31,
	2014	2013
	(In thousands)

Income:

Interest income on money market investments	$5	$5
Other income	53	52
	58	57

Expense:

Notes payable and other borrowings	1,760	1,746
Other operating expenses	506	1,803
	2,266	3,549

Loss before income taxes and equity
in undistributed earnings (losses) of subsidiaries	(2,208)	(3,492)

Income tax provision	(2)	-

Equity in undistributed earnings (losses) of subsidiaries	19,293	(69,141)

Net income (loss)	$17,083	$(72,633)

Other comprehensive income (loss), net of tax	22,539	(8,610)

Comprehensive income (loss)	$39,622	$(81,243)

NOTE 24 – SUBSEQUENT EVENTS

The Corporation has performed an evaluation of events occurring subsequent to March 31, 2014; management has determined that there are no additional events occurring in this period that required disclosure in or adjustment to the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                 OPERATIONS (MD&A)

SELECTED FINANCIAL DATA
	Quarter ended
(In thousands, except for per share and financial ratios)	March 31,
	2014	2013
Condensed Income Statements:
Total interest income	$160,571	$160,225
Total interest expense	29,251	35,732
Net interest income	131,320	124,493
Provision for loan and lease losses	31,915	111,123
Non-interest income	11,350	13,629
Non-interest expenses	92,785	98,010
Income (loss) before income taxes	17,970	(71,011)
Income tax expense	(887)	(1,622)
Net income (loss)	17,083	(72,633)
Net income (loss) attributable to common stockholders	17,462	(72,633)
Per Common Share Results:
Net earnings (loss) per share-basic	$0.08	$(0.35)
Net earnings (loss) per share-diluted	$0.08	$(0.35)
Cash dividends declared	$-	$-
Average shares outstanding	205,732.00	205,465.00
Average shares outstanding diluted	206,876.00	205,465.00
Book value per common share	$5.74	$6.50
Tangible book value per common share (1)	$5.48	$6.21
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	0.54	(2.25)
Interest Rate Spread (2)	4.25	3.77
Net Interest Margin (2)	4.43	4.00
Return on Average Total Equity	5.55	(19.82)
Return on Average Common Equity	5.85	(20.70)
Average Total Equity to Average Total Assets	9.77	11.37
Tangible common equity ratio (1)	8.97	9.90
Dividend payout ratio	-	-
Efficiency ratio (3)	65.03	70.96
Asset Quality:
Allowance for loan and lease losses to total loans held for investment	2.79	3.58
Net charge-offs (annualized) to average loans (4) (6)	2.11	8.10
Provision for loan and lease losses to net charge-offs (5)	62.59	54.47
Non-performing assets to total assets (6)	5.70	8.35
Non-performing loans held for investment to total loans held for investment (6)	5.45	7.14
Allowance to total non-performing loans held for investment (6)	51.13	50.17
Allowance to total non-performing loans held for investment
excluding residential real estate loans (6)	76.45	92.27
Other Information:
Common Stock Price: End of period	$5.44	$6.23

	As of March 31, 2014	As of December 31, 2013
Balance Sheet Data:
Loans, including loans held for sale	$9,645,697	$9,712,139
Allowance for loan and lease losses	266,778	285,858
Money market and investment securities	2,077,585	2,208,342
Intangible assets	53,631	54,866
Deferred tax asset, net	8,346	7,644
Total assets	12,819,428	12,656,925
Deposits	10,002,685	9,879,924
Borrowings	1,431,959	1,431,959
Total preferred equity	56,810	63,047
Total common equity	1,255,285	1,231,547
Accumulated other comprehensive loss, net of tax	(56,197)	(78,736)
Total equity	1,255,898	1,215,858
__________________
(1)	Non-GAAP measure. Refer to "Capital" discussion below for additional information about the components and a reconciliation of these measures.
(2)	On a tax-equivalent basis and excluding the changes in fair value of derivative instruments (see "Net Interest Income" discussion below for a reconciliation of this non-GAAP measure).
(3)	Non-interest expense to the sum of net interest income and non-interest income. The denominator includes non-recurring income and changes in the fair value of derivative instruments.
(4)	The net charge-offs to average loans ratio, excluding the impact associated with a bulk loan sale and the transfer of loans to held for sale, was 2.87% for the quarter ended March 31, 2013.
(5)

The provision for loan and lease losses to net charge-offs ratio, excluding the impact associated with the bulk loan sale and the transfer of loans to held for sale, was 67.61% for the quarter ended March 31, 2013.

(6)

Loans used in the denominator in calculating net charge-offs, non performing loan and non-performing asset rates include purchased credit-impaired ("PCI") loans. However, the Corporation separately tracks and reports PCI loans and exclude these from delinquency, non-performing loan and non-performing asset statistics.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the accompanying consolidated unaudited financial statements of First BanCorp. (the “Corporation” or “First BanCorp.”) and should be read in conjunction with such financial statements and the notes thereto.

EXECUTIVE SUMMARY

First BanCorp. is a diversified financial holding company headquartered in San Juan, Puerto Rico offering a full range of financial products to consumers and commercial customers through various subsidiaries. First BanCorp. is the holding company of FirstBank Puerto Rico (“FirstBank” or the “Bank”) and FirstBank Insurance Agency. Through its wholly owned subsidiaries, the Corporation operates offices in Puerto Rico, the United States Virgin Islands and British Virgin Islands, and the State of Florida (USA), concentrating in commercial banking, residential mortgage loan originations, finance leases, credit cards, personal loans, small loans, auto loans, insurance agency and broker-dealer activities.

As described in Note 22 to the consolidated unaudited financial statements, Regulatory Matters, Commitment and Contingencies, FirstBank is currently operating under a Consent Order (the “FDIC Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (“OCIF”) and First BanCorp. has entered into a Written Agreement (the “Written Agreement” and collectively with the FDIC Order (the “Regulatory Agreements”) with the Federal Reserve Bank of New York (the “New York FED” or “Federal Reserve”).

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

Net income was $17.1 million, or $0.08 per diluted common share, for the quarter ended March 31, 2014 compared to a net loss of $72.6 million, or $0.35 per diluted common share, for the same period in 2013.

The key drivers of the Corporation’s financial results for the quarter ended March 31, 2014 include the following:

•         Net interest income increased $6.8 million to $131.3 million for the quarter ended March 31, 2014 compared to the same period in 2013.  The increase was primarily due to a 23 basis points reduction in the average cost of funding achieved through lower deposit pricing (mainly brokered certificates of deposit (“CDs”)), improved deposit mix, and the maturity of high-cost Federal Home Loan Bank (“FHLB”) advances.  In addition, net interest income and margin were favorably impacted by a higher volume of U.S. agency mortgage-backed securities (“MBS”) and decreases in MBS prepayment activity levels that resulted in lower premium amortization expenses.  The net interest margin, excluding fair value adjustments, increased 31 basis points to 4.26% for the first quarter of 2014 compared to the same period in 2013 as it was favorably impacted by the aforementioned items as well as higher loan yields due to the repricing of certain commercial loans and reductions in non-performing loans compared to levels in early 2013.  For a definition and reconciliation of this non-GAAP measure, refer to “Net Interest Income” below.

•         The provision for loan and lease losses decreased $79.2 million to $31.9 million for the first quarter of 2014 compared to the same period in 2013.  The decrease mainly reflects the impact in 2013 of a $64.1 million charge to the provision related to the bulk sale of non-performing and adversely classified assets, mainly commercial and construction loans, and the transfer of certain loans to held for sale.  Excluding the impact of the bulk sale and the transfer of loans to held for sale, the provision for loan and lease losses decreased by $15.1 million mainly due to a lower migration of commercial loans to adversely classified categories, lower provision requirements for the Puerto Rico residential mortgage loan portfolio driven by an improved portfolio composition following another bulk sale of non-performing residential assets completed in the second quarter of 2013, and lower historical loss rates applied to a smaller construction loan portfolio in the United States.  These variances were partially offset by a higher general reserve for consumer loans, mainly auto and personal loans due to higher loss rates and, to a lesser extent, the increase in the size of this portfolio.

On March 28, 2013, the Corporation completed the sale of adversely classified loans with a book value of $211.4 million ($100.1 million of commercial and industrial (“C&I”) loans, $68.8 million of commercial mortgage loans, $41.3 million of construction loans, and $1.2 million of residential mortgage loans), and OREO properties with a book value of $6.3 million, in a cash transaction. Included in the bulk sale was $185.0 million of non-performing assets. The sales price of this bulk sale was $120.2 million. Approximately $39.9 million of reserves had already been allocated to the loans. This transaction resulted in total charge-offs of $98.5 million and an incremental loss of $58.9 million, reflected in the provision for loan and lease losses for the first quarter of 2013. In addition, the Corporation recorded $3.9 million of professional fees specifically related to the bulk sale of assets. This transaction resulted in a total pretax loss of $62.8 million.  In addition, during the first quarter of 2013, the Corporation transferred to held for sale non-performing loans with an aggregate book value of $181.6 million.  These transfers resulted in charge-offs of $36.0 million and an incremental loss of $5.2 million reflected in the provision for loan and lease losses for the first quarter of 2013.

       The following table summarizes the impact of the bulk sale of assets and the transfer of loans to held for sale completed in the first quarter of 2013 on the financial statements:

(Dollars in thousands, except per share information)	As Reported (GAAP)	Bulk Sale Transaction Impact	Loans Transferred To Held For Sale Impact	Excluding Bulk Sale and Loans Transferred To Held For Sale Impact (Non-GAAP)

2013 First Quarter

Total net charge-offs (1)	$204,006	$98,519	$35,953	$69,534
Total net charge-offs to average loans	8.10%			2.87%
Residential mortgage	11,580	1,031	-	10,549
Residential mortgage loans net charge-offs to average
loans	1.65%			1.50%
Commercial mortgage	56,036	40,057	14,553	1,426
Commercial mortgage loans net charge-offs to average
loans	12.06%			0.34%
Commercial and Industrial	84,829	44,678	-	40,151
Commercial and Industrial loans net charge-offs to
average loans	11.16%			5.47%
Construction	38,515	12,753	21,400	4,362
Construction loans net charge-offs to average loans	44.66%			7.74%

Provision for loan and lease losses	$111,123	$58,890	$5,222	$47,011
Residential mortgage	7,948	979	-	6,969
Commercial Mortgage	36,397	29,753	(1,033)	7,677
Commercial & Industrial	35,292	20,766	-	14,526
Construction	21,948	7,392	6,255	8,301

Non-interest expenses	$98,010	$3,878	$-	$94,132
Professional fees	9,920	3,878	-	6,042

Net loss	$(72,633)	$(62,768)	$(5,222)	$(4,643)

Net loss per common share	$(0.35)	$(0.30)	$(0.03)	$(0.02)
______________
1 - Charge-off percentages annualized

Net charge-offs totaled $51.0 million for the first quarter of 2014, or 2.11% of average loans on an annualized basis, compared to $204.0 million, or 8.10% of average loans for the same period in 2013.  Net charge-offs in the first quarter of 2013 included $134.5 million related to the bulk sale of adversely classified assets and the transfer of loans to held for sale.  Excluding the impact of charge-offs related to the bulk sale and the transfer of loans to held for sale, total net charge-offs decreased by $18.5 million, mainly reflecting the impact in 2013 of an individual charge-off amounting to $25.4 million related to a commercial loan restructured in the first quarter of 2013 and lower residential mortgage loan charge-offs consistent with the trend observed after the bulk sale of non-performing residential assets completed in the second quarter of 2013.   The provision for loan and lease losses and net charge-offs,  excluding the impact of the bulk sale and the transfer of loans to held for sale are Non-GAAP measures,  refer to “Basis of Presentation” discussion below for additional information.  Also refer to the discussions under “Provision for loan and lease losses” and “Risk Management” below for an analysis of the allowance for loan and lease losses and non- performing assets and related ratios.

•         The Corporation recorded non-interest income of $11.4 million for the first quarter of 2014, compared to $13.6 million for the same period in 2013.  The decrease was mainly due to a $1.1 million increase in the loss on the investment in the unconsolidated entity to which the Corporation sold loans in 2011.  The Corporation recorded $6.6 million of equity in loss of unconsolidated entity in the first quarter of 2014 compared to a loss of $5.5 million for the same period in 2013.  In addition, revenues from the mortgage banking business decreased by $1.2 million driven by a lower volume of loan sales and securitizations and increases in the valuation allowance of mortgage servicing rights.

•         Non-interest expenses decreased by $5.2 million to $92.8 million for the first quarter of 2014 compared to the same period in 2013.  The decrease was mainly due to: (i) certain non-recurring expenses recorded in the first quarter of 2013 including $1.2 million associated with a terminated preferred stock exchange offer and $3.9 million of professional service fees related to the bulk sale of adversely classified assets; (ii) a $1.7 million decrease in the FDIC insurance premium expense reflecting, among other things, lower average assets, reduction in reliance on brokered CDs, higher liquidity levels, and reductions in high-risk loans; (iii) a $1.5 million decrease in losses on other real estate owned (“OREO”) properties; and (iv) a $0.7 million decrease in occupancy and equipment costs mainly related to a reduction in depreciation expense attributable to assets fully depreciated and a decrease in property tax expenses related to a tax debt settlement, partially offset by expenses related to branch consolidation efforts incurred in the first quarter of 2014.  These variances were partially offset by a $2.9 million increase in outsourcing of technology services mainly related to services provided by FIS under a multi-year agreement executed in the second quarter of 2013, and a $1.5 million charge related to the Puerto Rico national gross receipts tax.  Refer to the “Non Interest Expenses” discussion below for additional information.

•         For the first quarter of 2014, the Corporation recorded an income tax expense of $0.9 million, compared to $1.6 million for the same period in 2013. The decrease was primarily related to a $0.7 million credit available to the Corporation, or 50% of the Puerto Rico national gross receipts tax liability accrued during the first quarter of 2014.  Refer to the “Income Taxes” discussion below for additional information, including information about the Puerto Rico national gross receipts tax.

•         As of March 31, 2014, total assets were $12.8 billion, an increase of $162.5 million, or 1%, from December 31, 2013. The increase was mainly related to a $185.8 million increase in cash and cash equivalents, mainly balances maintained at the Federal Reserve, and a $53.7 million increase in available-for-sale securities largely due to purchases of $68.5 million of 15-year U.S. agency MBS (average yield of 2.45%), and an increase in the fair value of U.S. agency MBS and debt securities and Puerto Rico government obligations.  These increases were partially offset by a $50.3 million decrease in loans held for investment, net of allowance, mainly reflecting decreases in commercial and industrial and construction loans due to large adversely classified loans paid off, and a $21.6 million decrease in the OREO inventory balance driven by sales and valuation adjustments, including the sale of a commercial property that carried a book value of $12.6 million.  Refer to the “Financial Condition and Operating Data” discussion below for additional information.

•         As of March 31, 2014, total liabilities were $11.6 billion, an increase of $122.5 million, from December 31, 2013.  The increase was mainly related to a $102.2 million increase in non-brokered deposits, excluding government deposits, mainly due to increases in savings and retail CDs, and a $36.1 million increase in government deposits, mainly in the Virgin Islands.  These variances were partially offset by a $15.6 million decrease in brokered CDs.  Refer to the “Risk Management – Liquidity and Capital Adequacy” discussion below for additional information about the Corporation’s funding sources.

•         As of March 31, 2014, the Corporation’s stockholders’ equity was $1.3 billion, an increase of $40.0 million from December 31, 2013.  The increase was mainly driven by the net income of $17.1 million for the first quarter of 2014 and a $22.5 million increase in other comprehensive income mainly attributable to a $16.8 million increase in the fair value of U.S. agency MBS and debt securities and a $4.8 million increase in the fair value of Puerto Rico government obligations held by the Corporation as part of its available-for-sale investment securities portfolio.  The Corporation’s Total Capital, Tier 1 Capital and Leverage ratios increased to 17.50%, 16.23% and 11.74%, respectively, from 17.06%, 15.78% and 11.71%, respectively, as of December 31, 2013. Meanwhile, FirstBank’s Total Capital, Tier 1 Capital and Leverage ratios as of March 31, 2014 were 17.12%, 15.85% and 11.47%, respectively, as compared to 16.67%, 15.40% and 11.44%, respectively, as of December 31, 2013.  In addition, the Corporation’s tangible common equity ratio increased to 8.97% as of March 31, 2014, from 8.71%

as of December 31, 2013, and the Tier 1 common equity to risk-weighted assets ratio increased to 13.19% as of March 31, 2014 from 12.72% as of December 31, 2013. Refer to the “Risk Management – Capital” section below for additional information including further information about these non-GAAP financial measures and recent regulatory capital changes. Although all the regulatory capital ratios exceeded the established “well capitalized” levels, as well as the minimum capital ratios required by the FDIC Order, as of March 31, 2014, FirstBank cannot be treated as a “well-capitalized” institution since it is still subject to the FDIC Order.

•         Total loan production, including purchases, refinancings and draws from existing revolving and non-revolving commitments, was $770.6 million for the quarter ended March 31, 2014, excluding the utilization activity on outstanding credit cards, compared to $715.3 billion, for the same period in 2013.  The increase in loan production was mainly related to disbursements on existing commercial credit facilities, including facilities granted to government entities.

•         Total non-performing loans, including non-performing loans held for sale, were $576.5 million as of March 31, 2014, an increase of $26.2 million, or 5%, from December 31, 2013. This increase primarily reflects the inflow to non-performing of a inflow of a $23.3 million commercial mortgage loan.  In addition, the non-performing residential mortgage loan portfolio increased by a net $11.4 million.  These increases were partially offset by an $8.5 million decrease in non-performing construction loans, mainly driven by loans paid off in the United States and foreclosures.

•         Total non-performing assets were $730.7 million as of March 31, 2014, a slight increase of $5.3 million from December 31, 2013.  The increase was driven by the aforementioned inflow of a $23.3 million commercial mortgage loan, partially offset by a $21.6 million decrease in OREO, driven by sales and valuation adjustments.  The ratio of non-performing assets to total assets remained flat at 5.7% as of March 31, 2014 compared to December 31, 2013. Refer to the “Risk Management - Non-accruing and Non-performing Assets” section below for additional information.

•         Adversely classified commercial and construction loans decreased by $50.8 million to $627.0 million, or 7%, from December 31, 2013.

Critical Accounting Policies and Practices

The accounting principles of the Corporation and the methods of applying these principles conform to generally accepted accounting principles in the United States (“GAAP”). The Corporation’s critical accounting policies relate to; 1) the allowance for loan and lease losses; 2) other-than-temporary impairments (“OTTIs”); 3) income taxes; 4) classification and values of investment securities; 5) valuation of financial instruments; 6) income recognition on loans; 7) loans held for sale; and 8) equity method accounting for investments in unconsolidated entities. These critical accounting policies involve judgments, estimates and assumptions made by management that affect the amounts recorded for assets and liabilities and for contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimates, if different assumptions or conditions prevail. Certain determinations inherently require greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than those originally reported.

The Corporation’s critical accounting policies are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in First BanCorp’s 2013 Annual Report on Form 10-K. There have not been any material changes in the Corporation’s critical accounting policies since December 31, 2013.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the excess of interest earned by First BanCorp. on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp.’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter ended March 31, 2014 was $131.3 million compared to $124.5 million for the comparable period in 2013. On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments, net interest income for the quarter ended March 31, 2014 was $136.2 million compared to $125.7 million for the comparable period of 2013.

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

 The net interest income is computed on an adjusted tax-equivalent basis and excluding the change in the fair value of derivative instruments. For a definition and reconciliation of this non-GAAP measure, refer to discussions below.

Part I

	Average Volume		Interest income (1) / expense		Average Rate (1)
Quarter ended March 31,	2014	2013	2014	2013	2014	2013
(Dollars in thousands)

Interest-earning assets:
Money market & other short-term investments	$744,326	$779,412	$500	$539	0.27%	0.28%
Government obligations (2)	342,851	325,835	2,058	1,851	2.43%	2.30%
Mortgage-backed securities	1,700,350	1,536,027	16,092	9,515	3.84%	2.51%
FHLB stock	28,406	33,117	341	415	4.87%	5.08%
Equity securities	320	1,364	-	-	0.00%	0.00%
Total investments (3)	2,816,253	2,675,755	18,991	12,320	2.73%	1.87%

Residential mortgage loans	2,549,924	2,814,973	34,958	38,004	5.56%	5.48%
Construction loans	216,539	344,983	2,015	2,617	3.77%	3.08%
C&I and commercial mortgage loans	4,825,369	4,899,586	51,312	47,849	4.31%	3.96%
Finance leases	246,229	237,245	5,190	5,086	8.55%	8.69%
Consumer loans	1,824,674	1,781,120	53,015	55,544	11.78%	12.65%
Total loans (4) (5)	9,662,735	10,077,907	146,490	149,100	6.15%	6.00%
Total interest-earning assets	$12,478,988	$12,753,662	$165,481	$161,420	5.38%	5.13%

Interest-bearing liabilities:
Brokered CDs	$3,185,520	$3,437,601	$7,607	$11,798	0.97%	1.39%
Other interest-bearing deposits	5,925,314	5,672,033	12,692	13,746	0.87%	0.98%
Other borrowed funds	1,131,959	1,131,959	8,128	8,163	2.91%	2.92%
FHLB advances	300,000	410,551	824	2,025	1.11%	2.00%
Total interest-bearing liabilities (6)	$10,542,793	$10,652,144	$29,251	$35,732	1.13%	1.36%

Net interest income			$136,230	$125,688

Interest rate spread					4.25%	3.77%

Net interest margin					4.43%	4.00%

(1)

On an adjusted tax-equivalent basis.  The adjusted tax-equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less the Puerto Rico statutory tax rate (39.0%) and adding to it the cost of interest-bearing liabilities.  The tax-equivalent adjustment recognizes the income tax savings when comparing taxable and tax-exempt assets.  Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread and net interest margin on a fully tax-equivalent basis. Therefore, management believes these measures provide useful information to investors by allowing them to make peer comparisons. Changes in the fair value of derivatives are excluded from interest income and interest expense because the changes in valuation do not affect interest paid or received.

(2)	Government obligations include debt issued by government sponsored agencies.
(3)	Unrealized gains and losses in available-for-sale securities are excluded from the average volumes.
(4)	Average loan balances include the average of non-performing loans.
(5)

Interest income on loans includes $3.0 million and $3.6 million for the first quarter of 2014 and 2013, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

(6)	Unrealized gains and losses on liabilities measured at fair value are excluded from the average volumes.

Part II

	Quarter ended March 31,
	2014 compared to 2013
	Increase (decrease)
	Due to:
(In thousands)	Volume	Rate	Total

Interest income on interest-earning assets:

Money market & other short-term investments	$(24)	$(15)	$(39)
Government obligations	99	108	207
Mortgage-backed securities	1,108	5,469	6,577
FHLB stock	(57)	(17)	(74)
Total investments	1,126	5,545	6,671

Residential mortgage loans	(3,635)	589	(3,046)
Construction loans	(1,096)	494	(602)
C&I and commercial mortgage loans	(792)	4,255	3,463
Finance leases	193	(89)	104
Consumer loans	1,348	(3,877)	(2,529)
Total loans	(3,982)	1,372	(2,610)
Total interest income	(2,856)	6,917	4,061

Interest expense on interest-bearing liabilities:

Brokered CDs	(814)	(3,377)	(4,191)
Other interest-bearing deposits	594	(1,648)	(1,054)
Other borrowed funds	-	(35)	(35)
FHLB advances	(454)	(747)	(1,201)
Total interest expense	(674)	(5,807)	(6,481)
Change in net interest income	$(2,182)	$12,724	$10,542

Portions of the Corporation’s interest-earning assets, mostly investments in obligations of some U.S. government agencies and sponsored entities, generate interest which is exempt from income tax, principally in Puerto Rico. Also, interest and gains on sales of investments held by the Corporation’s international banking entities (“IBEs”) are tax-exempt under Puerto Rico tax law (refer to the Income Taxes discussion below for additional information). To facilitate the comparison of all interest data related to these assets, the interest income has been converted to an adjusted tax equivalent basis. The tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less the Puerto Rico statutory tax rate as adjusted for changes to enacted tax rates (39.0%) and adding to it the average cost of interest-bearing liabilities. The computation considers the interest expense disallowance required by Puerto Rico tax law.

The presentation of net interest income excluding the effects of the changes in the fair value of the derivative instruments (“valuations”) provides additional information about the Corporation’s net interest income and facilitates comparability and analysis. The changes in the fair value of the derivative instruments have no effect on interest due or interest earned on interest-bearing liabilities or interest-earning assets, respectively, or on interest payments exchanged with interest rate swap counterparties.

The following table reconciles net interest income in accordance with GAAP to net interest income, excluding valuations, and net interest income on an adjusted tax-equivalent basis.  The table also reconciles net interest spread and net interest margin on a GAAP basis to these items excluding valuations and on an adjusted tax-equivalent basis:

(Dollars in thousands)
	Quarter Ended March 31,
	2014	2013

Interest Income - GAAP	$160,571	$160,225
Unrealized gain on derivative instruments	(313)	(400)
Interest income excluding valuations	160,258	159,825
Tax-equivalent adjustment	5,223	1,595
Interest income on a tax-equivalent basis excluding valuations	165,481	161,420

Interest Expense - GAAP	29,251	35,732

Net interest income - GAAP	$131,320	$124,493

Net interest income excluding valuations	$131,007	$124,093

Net interest income on a tax-equivalent basis excluding valuations	$136,230	$125,688

Average Balances
Loans and leases	$9,662,735	$10,077,907
Total securities and other short-term investments	2,816,253	2,675,755
Average Interest-Earning Assets	$12,478,988	$12,753,662

Average Interest-Bearing Liabilities	$10,542,793	$10,652,144

Average Yield/Rate
Average yield on interest-earning assets - GAAP	5.22%	5.10%
Average rate on interest-bearing liabilities - GAAP	1.13%	1.36%
Net interest spread - GAAP	4.09%	3.74%
Net interest margin - GAAP	4.27%	3.96%

Average yield on interest-earning assets excluding valuations	5.21%	5.08%
Average rate on interest-bearing liabilities excluding valuations	1.13%	1.36%
Net interest spread excluding valuations	4.08%	3.72%
Net interest margin excluding valuations	4.26%	3.95%

Average yield on interest-earning assets on a tax-equivalent basis
and excluding valuations	5.38%	5.13%
Average rate on interest-bearing liabilities excluding valuations	1.13%	1.36%
Net interest spread on a tax-equivalent basis and excluding valuations	4.25%	3.77%
Net interest margin on a tax-equivalent basis and excluding valuations	4.43%	4.00%

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

Derivative instruments, such as interest rate swaps, are subject to market risk. While the Corporation does have certain trading derivatives to facilitate customer transactions, the Corporation does not utilize derivative instruments for speculative purposes. As of March 31, 2014, most of the interest rate swaps outstanding are used for protection against rising interest rates.  Refer to Note 9 of the accompanying unaudited consolidated financial statements for further details concerning the notional amounts of derivative instruments and additional information. As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on net interest income. This will depend, for the most part, on the shape of the yield curve, the level of interest rates, as well as the expectations for rates in the future.

For the quarter ended March 31, 2014, net interest income increased $6.8 million to $131.3 million.  The increase was primarily driven by a reduction in the average cost of funds, an improved deposit mix, and an increase in the average volume and yields of U.S. agency MBS.

For the quarter ended March 31, 2014, the net interest margin, excluding valuations, improved by 31 basis points to 4.26%.  The improvement in the net interest margin was mainly derived from renewals of brokered CDs at lower rates, lower rates paid on savings and interest-bearing checking accounts, an improved deposit mix, and funding cost reductions from maturities of high-cost advances from the FHLB.  The average cost and balance of brokered CDs decreased by 42 basis points and $252.1 million, respectively, for the quarter ended March 31, 2014 compared to the same period in 2013.  These reductions resulted in a decline of $4.2 million in interest expense.  Over the past 12 months, the Corporation repaid approximately $2.0 billion of maturing brokered CDs with an all-in cost of 1.43%, and issued $1.8 billion of new brokered CDs with an all-in cost of 0.82%.

In addition, the Corporation reduced the average cost of funds by lowering rates paid on certain of its savings and interest-bearing checking accounts.  For the quarter ended March 31, 2014, the average rate paid on non-brokered interest-bearing deposits declined by 11 basis points to 0.87% compared to the same period in 2013.  This reduction in the average cost of non-brokered interest-bearing deposits resulted in a decrease of approximately $1.6 million in interest expense.  The average balance of non-brokered interest-bearing deposits for the first quarter of 2014 increased $253.3 million to $5.9 billion compared to the same period in 2013.  The Corporation’s strategic focus remains to grow non-brokered deposits and improve the overall funding mix.  The Corporation also benefited from the maturities over the last 12 months of approximately $78.4 million of FHLB advances that carried an average cost of 4.78%, the reduction in the average volume of FHLB advances resulted in a decrease of $1.2 million in interest expense.

The net interest income and margin were also positively impacted by the increase in volume and yield of mortgage-backed securities.  For the quarter ended March 31, 2014, the average volume of MBS increased $164.3 million to $1.7 billion compared to the first quarter of 2013.  The higher volume contributed to an increase of approximately $1.1 million in interest income compared to the first quarter of 2013. Lower U.S. agency MBS prepayment levels contributed to an increase of approximately $2.9 million in interest income due to a reduction in the expense related to the amortization of premiums.  The increase in volume resulted mainly from the purchase over the last 12 months of approximately $306.4 million of 15-year U.S. agency MBS with an average yield of 2.40%.

  The aforementioned favorable items were partially offset by a $3.7 million decrease in the interest income on loans, mainly related to a decrease in the average volume and yield of credit cards and a lower amount of non-performing residential mortgage loans restored to accrual status compared to the first quarter of 2013.   The interest income on credit cards and residential mortgage loans in the first quarter of 2014 decreased by $3.3 million and $2.9 million, respectively, compared to the same period in 2013.  This was partially offset by a $2.2 million increase in interest income on commercial loans, mainly due to lower inflows of loans to non-performing status and the contractual repricing of certain loan facilities granted to the Puerto Rico government upon the recent credit ratings downgrades.

On an adjusted tax-equivalent basis, net interest income increased by $10.5 million, or 8%, for the first quarter of 2014 compared to the same period in 2013 mainly due to reductions in the overall cost of funding and higher volumes and yield of U.S. agency MBS, as discussed above.  The increase for the first quarter of 2014, as compared to the corresponding period of 2013, also includes an increase of $3.6 million in the tax-equivalent adjustment mainly related to the increase in statutory tax rates in Puerto Rico and a higher average volume of tax-exempt securities held by the IBE, First Bank Overseas Corporation.  The tax-equivalent adjustment increases interest income on tax-exempt securities and loans by an amount which makes tax-exempt income comparable, on a pre-tax basis, to the Corporation’s taxable income as previously stated.

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

For the quarter ended March 31, 2014, the Corporation recorded a provision for loan and lease losses of $31.9 million, compared to $111.1 million for the comparable period in 2013.  The decrease in the provision was mainly due to the $64.1 million charge to the provision in the first quarter of 2013 related to the bulk sale of non-performing and adversely classified assets, mainly commercial and construction loans, and the transfer of certain loans to held for sale.  Excluding the impact of the bulk sale and the transfer of loans to held for sale, the provision for loan and lease losses decreased by $15.1 million mainly due to a lower migration of commercial loans to adversely classified categories, lower provision requirements for the Puerto Rico residential mortgage loan portfolio driven by an improved portfolio composition following another bulk sale of non-performing residential assets completed in the second quarter of 2013, and lower historical loss rates applied to a smaller construction loan portfolio in the United States.  These variances were partially offset by a higher general reserve for consumer loans, mainly auto and personal loans due to higher loss rates and, to a lesser extent, the increase in the size of this portfolio.

The bulk sale of approximately $217.7 million of adversely classified assets completed in the first quarter of 2013, mainly commercial loans, resulted in charge-offs of approximately $98.5 million. In determining the historical loss rate for the computation of the general reserve for commercial loans, the Corporation includes the portion of these charge-offs that were related to the acceleration of previously reserved credit losses amounting to approximately $39.9 million.  The Corporation considered that the portion not deemed to be credit-related losses was not indicative of the ultimate losses that may have occurred had the assets been resolved on an individual basis, over time and not in a steeply discounted bulk sale.  A transaction, such as this one entered into to expedite the reduction of non-performing and adversely classified assets, can result in charge-offs that are not reflective of true credit-related  charge-off history since there is a component related to the discounted value realized on a bulk sale basis.  Accordingly, the Corporation concluded it is reasonable to exclude the component related to the discounted value from its historical charge-off analysis used in estimating its allowance for loan losses.

 In terms of geography and categories, in Puerto Rico, the Corporation recorded a provision of $37.2 million in the first quarter of 2014 compared to $104.9 million for the same period in 2013.  The decrease was mainly due to a $57.9 million charge to the provision in the first quarter of 2013 related to non-performing and adversely classified loans in Puerto Rico included in the bulk sale.  Excluding the impact of the bulk sale and the transfer of loans to held for sale, the provision for loan and lease losses in Puerto Rico for the first quarter of 2014 decreased by $9.8 million compared to the same period in 2013.  The decrease was mainly due to a $15.9 million reduction in the provision for commercial and construction loans primarily related to lower inflows and overall decrease of adversely classified loans.  In addition, the provision for residential mortgage loans in Puerto Rico decreased by $4.2 million reflecting an improved portfolio composition following another bulk sale of non-performing residential assets that was completed in the second quarter of 2013. These decreases were partially offset by a $10.3 million increase in the provision for consumer loans, mainly general reserves for auto and personal loans due to higher loss rates and, to a lesser extent, the increase in the size of this portfolio.

With respect to the loan portfolio in the United States, the Corporation recorded a reserve release of $6.0 million for the first quarter of 2014, compared to a provision of $1.5 million for the same period in 2013.  The reserve release in 2014 is mainly related to lower historical loss rates used to determine the general reserve of construction loans and the decrease in size of this portfolio.  The construction loan portfolio in the United States decreased by $8.5 million mainly due to loans paid-off, including non-performing loans.

The Virgin Islands region recorded a provision of $0.6 million for the first quarter of 2014 compared to $4.7 million for the same period in 2013.  The decrease was mainly due to a $6.3 million charge to the provision in the first quarter of 2013 related to loans transferred to held for sale.  Excluding the impact of the loans transferred to held for sale, the provision recorded for the first quarter of 2014 was $2.2 million higher than the first quarter of 2013, primarily related to higher provisions for residential and consumer loans.

Refer to the discussions under “Credit Risk Management” below for an analysis of the allowance for loan and lease losses, non-performing assets, impaired loans and related information, and refer to the discussions under “Financial Condition and Operating Analysis

– Loan Portfolio” and under “Risk Management — Credit Risk Management” below for additional information concerning the Corporation’s loan portfolio exposure in the geographic areas where the Corporation does business

Non-Interest Income

	Quarter Ended March 31,
	2014	2013
	(In thousands)

Service charges on deposit accounts	$3,203	$3,380
Mortgage banking activities	3,368	4,580
Insurance income	2,571	2,020
Broker-dealer income	459	-
Other operating income	8,359	9,304

Non-interest income before net gain (loss) on investments, and
equity in loss of unconsolidated entity	17,960	19,284
OTTI on debt securities	-	(117)
Equity in loss of unconsolidated entity	(6,610)	(5,538)
Total	$11,350	$13,629

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

Equity in earnings (losses) of unconsolidated entity relates to FirstBank’s investment in CPG/GS, the entity that purchased $269 million of loans from FirstBank during the first quarter of 2011.  The Bank holds a 35% subordinated ownership interest in CPG/GS.  The majority owner of CPG/GS is entitled to recover its initial investment and a priority return of 12% prior to any return paid to the Bank.  Accordingly, the Bank’s investment of $0.7 million in CPG/GS as of March 31, 2014 is at risk.  Refer to Note 12 of the Corporation’s unaudited financial statements for the quarter ended March 31, 2014 for additional information about the Bank’s investment in CPG/GS.

Non-interest income for the first quarter of 2014 amounted to $11.4 million, compared to $13.6 million for the same period in 2013. The decrease in non-interest income was primarily due to:

•         A $1.2 million decrease in revenues from the mortgage banking business mainly due to a lower volume of loan sales and securitizations and an increase in the valuation allowance of servicing assets.  Loan sales and securitizations of $86.2 million in the first quarter of 2014 resulted in a gain of $2.9 million, compared to sales and securitization of $129.4 million and a related gain of $3.4 million recorded in the first quarter of 2013.  In addition, the valuation allowance of servicing assets increased by $0.2 million during the first quarter of 2014, compared to a reduction of $0.3 million in the first quarter of 2013, an unfavorable variance of $0.5 million.

•         A $1.1 million increase in losses on the Bank’s investment in the unconsolidated entity to which the Bank sold loans in 2011, CPG/GS.  Equity in loss of unconsolidated entity in the first quarter of 2014 amounted to $6.6 million compared to a loss of

$5.5 million in the first quarter of 2013.  This investment is accounted for under the equity method following the hypothetical liquidation book value (“HLBV”) method to determine the Bank’s share in CPG/GS earnings or loss. Under the HLBV method, the Bank determines its share in CPG/GS earnings or loss by determining the difference between its claim on CPG/GS’s book value at the end of the period as compared to the beginning of the period assuming the liquidation of the entity at the end of each reporting period.  The adjustment recorded in the first quarter of 2014 reduced the book value of the investment to $0.7 million as of March 31, 2014.

•         A $0.8 million decrease in credit card loan fees, mainly related to the discontinuance of a credit protection program in 2013.

Partially offset by:

•         A $0.5 million increase in revenues from insurance agency activities mainly driven by a higher volume of policies.

•         A $0.5 million increase in fee income from the broker-dealer subsidiary related to underwriting fees on a bond issuance of the Puerto Rico government.

Non-Interest Expenses

The following table presents the detail of non-interest expenses for the periods indicated:

	Quarter Ended March 31,
	2014	2013

	(In thousands)

Employees' compensation and benefits	$32,942	$33,554
Occupancy and equipment	14,346	15,070
Insurance and supervisory fees	10,990	12,806
Taxes, other than income taxes	4,547	2,989
Professional fees:
Collections, appraisals and other credit related fees	1,345	2,372
Outsourcing technology services	4,214	1,346
Other professional fees	4,481	7,415
Credit and debit card processing expenses	3,824	3,077
Business promotion	3,973	3,357
Communications	1,879	1,814
Net loss on OREO and OREO operations	5,837	7,310
Other	4,407	6,900
Total	$92,785	$98,010

Non-interest expenses decreased by $5.2 million to $92.8 million for the first quarter of 2014 compared to $98.0 million for the first quarter of 2013.  The decrease was principally attributable to:

•         A $3.9 million decrease in professional service fees reflecting the impact in the first quarter of 2013 of expenses related to the bulk sale of adversely classified assets.  Approximately $3.4 million of such expenses was included as part of “Other professional fees” in the table above and $0.4 million was included as part of “Collections, appraisals, and other credit-related fees” in the table above.

•         A $1.7 million decrease in the FDIC deposit insurance premium expense reflecting, among other things, a decrease in total average assets, improved liquidity levels, a reduction in reliance on brokered CDs, and a decrease in high-risk loans as defined in regulatory guidelines. This expense is included as part of “Insurance and supervisory fees” in the table above.

•         A $1.5 million decrease in losses on OREO properties. The Corporation realized a gain of approximately $0.9 million during the first quarter of 2014 on a commercial OREO property sold in Florida that carried a book value of $12.6 million and rental income on income-producing OREO properties increased by $0.7 million compared to the first quarter of 2013.  These variances were partially offset by a $0.6 million increase in write-downs on OREO properties.

•         A $1.2 million decrease in professional fees related to expenses associated with a terminated preferred stock exchange offer in the first quarter of 2013, included as part of “Other professional fees” in the table above.

•         A $0.7 million decrease in professional fees related to attorneys’ loan collection fees, included as part of “Collections, appraisals and other credit-related fees” in the table above.

•         A $0.7 million decrease in occupancy and equipment costs mainly due to a $0.7 million decrease in the depreciation expense attributable to assets fully depreciated, a $0.5 million decrease in property tax expenses related to a tax debt settlement, and a $0.1 million decrease in software maintenance fees. This was partially offset by expenses of approximately $0.7 million recorded in the first quarter of 2014 related to branch consolidation efforts in Puerto Rico.

•         A $0.5 million decrease in the provision for off-balance sheet exposures (mainly for unfunded loan commitments to borrowers experiencing financial difficulties and letters of credit), included as part of “Other” in the table above.

•         A $0.6 million decrease in employees’ compensation and benefits mainly due to savings of approximately $1.7 million related to employees transferred to FIS during the second quarter of 2013.  The Bank’s information technology (“IT”) operations were outsourced effective April 1, 2013.  Under a multi-year agreement the IT provider, FIS, assumed full operational responsibility for the Bank’s IT operations and staff.  The decrease in employees’ compensation related to employees transferred to FIA was partially offset by increases in compensation due to the filling of vacant positions, including several managerial and supervisory positions, and higher stock-based compensation expenses.

Partially offset by:

•         A $2.9 million increase in fees for professional services related to the outsourcing of technology services, mainly due to services provided by FIS under a multi-year technology outsourcing agreement executed by the Corporation at the beginning of the second quarter of 2013, as discussed above.

•         A $1.6 million increase in taxes, other than income taxes, mainly related to the Puerto Rico national gross receipts tax.

•         A $0.6 million increase in business promotion expenses due mainly to higher marketing expenses during the first quarter of 2014.

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

On June 30, 2013, the Puerto Rico Government approved Act No. 40 (“Act 40”), known as the “Tax Burden Adjustment and Redistribution Act,” which amended the 2011 PR Code, and Act No. 46 (“Act 46”), which bring changes to the sales and use tax regime. The main provisions of Act 40 that impact financial institutions include:

(i)                   A new national gross receipts tax that in the case of financial institutions is 1% of gross income that is not deductible for purposes of computing net taxable income and is not part of the alternative minimum tax (“AMT”).  This provision was retroactive to January 1, 2013. An expense of $1.5 million was recorded during the first quarter of 2014 related to the national gross receipts tax.  No expense was recorded for the same period during 2013, however, the retroactive effect of the expense for the first quarter of 2013 recorded during the second quarter of 2013 was $1.3 million. This expense is included as part of “Taxes, other than income taxes” in the consolidated statement of income (loss).  Subject to certain limitations, a financial institution will be able to claim a credit of 0.5% of its gross income against its regular income tax or the alternative minimum tax. A $0.7 million benefit related to this credit was recorded as a reduction to the provision for income taxes in the first quarter of 2014.

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

Significant changes to the sales and use tax regime include adjustments to the Business to Business exclusion.  The business to business exclusion applicable to services rendered from one registered business to another registered business remains in effect, except for certain services that will be taxable including, among others, service charges imposed by financial institutions on other businesses (commercial clients), collection services, repairs and maintenance services of real and personal property, and computer programming, including modifications to previously designed systems. The sales and use tax provisions were effective beginning on July 1, 2013.

On October 14, 2013, the Governor of Puerto Rico signed into law Act No. 117 (“Act 117”) providing additional changes and transitional provisions in connection with Act 40.  In relation to the national gross receipts tax, Act 117 clarifies, among other things, that gross income subject to the special tax does not include the following:

(i)                   Dividends received from a 100% controlled domestic subsidiary.  During the first quarter of 2014, no dividends subject to this exception were received by any of the Corporation’s entities.

(ii)                 Income attributable to a trade or business outside of Puerto Rico.

The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through an international banking entity (“IBE”) of the Bank and through the Bank’s subsidiary, FirstBank Overseas Corporation, whose interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation. The IBE and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico on the specific activities provided by the IBE Act. An IBE that operates as a unit of a bank pays income taxes at normal rates to the extent that the IBE’s net income exceeds 20% of the bank’s total net taxable income.

For the quarter ended March 31, 2014, the Corporation recorded income tax expense was $0.9 million compared to $1.6 million for the same period in 2013.  The decrease is primarily related to the $0.7 million credit that the Corporation will be able to claim against its regular income tax or alternative minimum tax that represents 50% of the national gross receipt tax assessed, as explained above. The income tax in the interim financial statements is calculated based on the income of the individual subsidiaries and the currently valid tax rates as a best possible estimate. As of March 31, 2014, the deferred tax asset, net of a valuation allowance of $519.3 million, amounted to $8.3 million compared to $7.6 million as of December 31, 2013.  The decrease in the valuation allowance to $519.3 million from $522.7 million as of December 31, 2013 was mainly due to the reversal of temporary differences primarily attributable to the reduction in the allowance for loan and lease losses during the first quarter of 2014.

Accounting for income taxes requires that companies assess whether a valuation allowance should be recorded against their deferred tax asset based on an assessment of the amount of the deferred tax asset that is  “more likely than not” to be realized. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. In making such assessment, significant weight is given to evidence that can be objectively verified, including both positive and negative evidence. Consideration must be given to all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of the reversal of temporary differences and carryforwards, taxable income in carryback years and tax planning strategies. In estimating taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance.

In assessing the weight of positive and negative evidence, a significant negative factor that resulted in the maintenance of the valuation allowance was that the Corporation’s banking subsidiary, FirstBank Puerto Rico, was in a three-year historical cumulative loss position as of March 31, 2014, mainly due to significant charges to the provision for loan and lease losses in prior years as a result of the economic downturn and bulk sales of assets completed in 2013. As of March 31, 2014, the Corporation had a gross deferred tax asset of $528.7 million, including $372.5 million associated with NOLs. The Bank incurred all of the NOLs on or after 2009. As mentioned before, the Corporation maintained a valuation allowance of $519.3 million as of March 31, 2014 against the deferred tax asset. As of March 31, 2014, management concluded that $8.3 million of the deferred tax asset will be realized as it relates to profitable subsidiaries and to amounts that can be realized through future reversals of existing taxable temporary differences. To the extent the realization of a portion, or all, of the tax asset becomes “more likely than not” based on changes in circumstances (such as, improved earnings, changes in tax laws or other relevant changes), a reversal of that portion of the deferred tax asset valuation allowance will then be recorded.

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

The Corporation recorded UTBs of $4.3 million, all of which would, if recognized, affect the Corporation’s effective tax rate. The Corporation classified all interest and penalties, if any, related to tax uncertainties as income tax expense. As of March 31, 2014, the Corporation’s accrued interest that relates to tax uncertainties amounted to $2.4 million and there was no need to accrue for the payment of penalties. During the first quarter of 2014, there was no change to the UTB of $4.3 million. The years 2007 through 2009 have been examined by the United States Internal Revenue Service (“IRS”) and disputed issues were taken to administrative appeals during 2011. During the second half of 2013, the Corporation increased its UTBs by $3.1 million, including interest, mainly due to changes in management’s judgment given the lengthy administrative appeals process and expectations as to resolution. During October 2013, the Corporation filed a mediation request with the IRS appeals office in an effort to expedite the resolution of the audits under their examination. Subsequent to the filing of the mediation request, the Corporation has exchanged communications with the IRS and management expects the prompt resolution of this matter. However, the Corporation currently cannot reasonably estimate a range of possible changes to the existing reserves. The amount of the Corporation’s UTBs may increase or decrease for various reasons, including changes in the amounts for current tax year positions, the expiration of open income tax returns due to the expiration of statutes of limitations, changes in management’s judgment about the level of uncertainty, the status of examinations, litigation and legislative activity, and the addition, or elimination, of uncertain tax positions.

The Corporation’s liability for income taxes includes its liability for UTBs, and interest that relates to tax years still subject to review by taxing authorities. The UTBs are recorded as a liability instead of a reduction to the deferred tax asset as the Corporation’s NOLs and tax credit carryfowards are not available to settle any income tax that would result from the disallowance of the Corporation’s UTBs. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the 2011 PR Code is 4 years; the statute of limitations for the Virgin Islands and for U.S. income tax purposes are each three years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For Puerto Rico and Virgin Islands income tax purposes, all tax years subsequent to 2008 and 2009, respectively, remain open to examination. Tax year 2010 is currently under examination by the Puerto Rico Department of Treasury. The examination is at a preliminary stage.  Taxable years from 2007 remain open to examination for U.S. income tax purposes.

FINANCIAL CONDITION AND OPERATING DATA ANALYSIS

Assets

    Total assets were $12.8 billion as of March 31, 2014, an increase of $162.5 million, or 1%, from December 31, 2013. The increase was mainly related to a $185.8 million increase in cash and cash equivalents, mainly balances maintained at the Federal Reserve, and a $53.7 million increase in available-for-sale securities largely due to purchases of $68.5 million of 15-year U.S. agency MBS (average yield of 2.45%), and an increase in the fair value of U.S. agency MBS and debt securities and Puerto Rico government obligations.  These increases were partially offset by a $50.3 million decrease in loans held for investment, net of allowance, mainly reflecting decreases in commercial and industrial and construction loans, including two large commercial loans paid off in Puerto Rico totaling approximately $52.0 million and $10.2 million related to three adversely classified construction loans paid-off in the United States.  In addition, the OREO inventory decreased by $21.6 million driven by sales and valuation adjustments, including the sale of a commercial property in the United States that carried a book value of $12.6 million.

Loan Portfolio

The following table presents the composition of the Corporation’s loan portfolio, including loans held for sale, as of the dates indicated:

	March 31,	December 31,
(In thousands)	2014	2013

Residential mortgage loans	$2,548,101	2,549,008
Commercial loans:
Commercial mortgage loans	1,846,016	1,823,608
Construction loans	152,579	168,713
Commercial and Industrial loans	2,711,962	2,788,250
Loans to a local financial institution collateralized
by real estate mortgages	235,875	240,072
Total commercial loans	4,946,432	5,020,643
Finance leases	246,814	245,323
Consumer loans	1,825,438	1,821,196
Total loans held for investment	9,566,785	9,636,170
Less:
Allowance for loan and lease losses	(266,778)	(285,858)
Total loans held for investment, net	$9,300,007	$9,350,312
Loans held for sale	78,912	75,969
Total loans, net	$9,378,919	$9,426,281

As of March 31, 2014, the Corporation’s total loans held for investment, net of allowance, decreased by $50.3 million, when compared with the balance as of December 31, 2013.  The decrease was mainly related to a $37.1 million adversely classified commercial and industrial loan paid off, for which a charge-off of $7.0 million was recorded in the first quarter, and three adversely classified construction loans paid off in the United States totaling  $10.2 million.

      As shown in the table above, the 2014 loans held for investment portfolio was comprised of commercial loans (52%), residential real estate loans (27%), and consumer and finance leases (21%).  Of the total gross loan portfolio held for investment of $9.6 billion as of March 31, 2014, approximately 84% has credit risk concentration in Puerto Rico, 9% in the United States (mainly in the state of Florida) and 7% in the Virgin Islands, as shown in the following table:

As of March 31, 2014	Puerto Rico	Virgin Islands	United States	Total
	(In thousands)
Residential mortgage loans	$1,905,568	$343,088	$299,445	$2,548,101

Commercial mortgage loans	1,434,719	73,752	337,545	1,846,016
Construction loans	100,520	31,448	20,611	152,579
Commercial and Industrial loans	2,362,825	144,455	204,682	2,711,962
Loans to a local financial institution collateralized
by real estate mortgages	235,875	-	-	235,875
Total commercial loans	4,133,939	249,655	562,838	4,946,432

Finance leases	246,814	-	-	246,814

Consumer loans	1,743,059	49,047	33,332	1,825,438
Total loans held for investment, gross	$8,029,380	$641,790	$895,615	$9,566,785

Loans held for sale	31,983	45,287	1,642	78,912
Total loans	$8,061,363	$687,077	$897,257	$9,645,697

As of December 31, 2013	Puerto Rico	Virgin Islands	United States	Total
	(In thousands)
Residential mortgage loans	$1,906,982	$348,816	$293,210	$2,549,008

Commercial mortgage loans	1,464,085	74,271	285,252	1,823,608
Construction loans	105,830	33,744	29,139	168,713
Commercial and Industrial loans	2,436,709	125,757	225,784	2,788,250
Loans to a local financial institution collateralized
by real estate mortgages	240,072	-	-	240,072
Total commercial loans	4,246,696	233,772	540,175	5,020,643

Finance leases	245,323	-	-	245,323

Consumer loans	1,739,478	49,689	32,029	1,821,196
Total loans held for investment, gross	$8,138,479	$632,277	$865,414	$9,636,170

Loans held for sale	35,394	40,575	-	75,969
Total loans	$8,173,873	$672,852	$865,414	$9,712,139

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

The following table details First BanCorp’s loan production, including purchases, refinancings, and draws from existing revolving and non-revolving commitments for the periods indicated:

	Quarter Ended March 31,
	2014	2013
	(In thousands)

Residential real estate	$151,124	$229,717
C&I and commercial mortgage	420,853	265,128
Construction	6,482	28,375
Finance leases	24,587	25,149
Consumer	250,262	253,844
Total loan production	$853,308	$802,213

The Corporation is experiencing continued loan demand and has continued its targeted origination strategy. During the first quarter of 2014, total loan originations, including purchases, refinancings and draws from existing revolving and non-revolving commitments, amounted to approximately $853.3 million, compared to $802.2 million for the comparable period in 2013. C&I loan originations (excluding government loans) amounted to $294.3 million, compared to $208.0 million in the first quarter of 2013; the increase was mainly related to disbursements on existing credit facilities. Government loan originations amounted to $114.1 million, an increase of $61.9 million compared to the first quarter of 2013 also primarily attributable to disbursements on existing facilities. Construction loan originations amounted to $6.5 million for the first quarter of 2014, compared to $28.4 million for the same period in 2013.  Residential mortgage loan originations and purchases amounted to $151.1 million for the first quarter of 2014 compared to $229.7 million for the first quarter of 2013, adversely affected by a decrease in refinancings and the current economic environment in Puerto Rico.  Originations of auto loans (including finance leases) amounted to $144.2 million for the first quarter of 2014 compared to $146.1 million for the first quarter of 2013 and other personal loan originations amounted to $47.9 million, compared to $46.0 million for the first quarter of 2013.  The total loan originations include the utilization activity on outstanding credit cards portfolio of approximately $82.7 million for the first quarter of 2014 compared to $86.9 million for the comparable period in 2013.

Residential Real Estate Loans

As of March 31, 2014, the Corporation’s residential real estate loan portfolio held for investment decreased by $0.9 million as compared to the balance as of December 31, 2013, mainly reflecting charge-offs, foreclosures and principal repayments that offset the non-conforming loan originations volume for the quarter.  The majority of the Corporation’s outstanding balance of residential mortgage loans consists of fixed-rate, fully amortizing, full documentation loans.  In accordance with the Corporation’s underwriting guidelines, residential real estate loans are mostly fully documented loans, and the Corporation is not actively involved in the origination of negative amortization loans, or adjustable-rate mortgage loans.  Refer to the “Contractual Obligations and Commitments” discussion below for additional information about outstanding commitments to sell mortgage loans.

Commercial and Construction Loans

As of March 31, 2014, the Corporation’s commercial and construction loan portfolio held for investment decreased by $74.2 million, as compared to the balance as of December 31, 2013. The reduction primarily reflects the impact of certain large loans paid off during the first quarter of 2014 and charge-offs, including two large commercial loans paid off in Puerto Rico totaling approximately $52.0 million and $10.2 million related to three adversely classified construction loans paid-off in the United States.  These variances were partially offset by an increase of $31.2 million in the commercial and industrial and commercial mortgage portfolio of Florida. As part of the Florida strategy, the Corporation has expanded its resources in the middle market and corporate areas in light of lending growth opportunities in this sector. The Corporation’s commercial loans are primarily variable- and adjustable-rate loans.

    As of March 31, 2014, the Corporation had $454.2 million of credit facilities granted to the Puerto Rico government, its municipalities and public corporations, of which $403.9 million was outstanding, compared to $397.8 million outstanding as of December 31, 2013, and $81.0 million outstanding in credit facilities granted to the government of the Virgin Islands, compared to

$60.6 million as of December 31, 2013. Approximately $200.3 million of the outstanding credit facilities consists of loans to municipalities in Puerto Rico. Municipal debt exposure is secured by ad valorem taxation without limitation as to rate or amount on all taxable property within the boundaries of each municipality. The good faith, credit, and unlimited taxing power of each applicable municipality have been pledged to the repayment of all outstanding bonds and notes. Approximately $84.5 million consists of loans to public corporations that receive revenues from the rates they charge for services or products, such as electric power services, including credit extended to the Puerto Rico Electric Power Authority for fuel purchases that have priority over senior bonds and other debt. Main public corporations have varying degrees of independence from the central government and many receive appropriations or other payments from Puerto Rico’s government general fund. Approximately $119.2 million consists of loans to the central government or units of the central government. Debt issued by the central government can either carry the full faith, credit, and taxing power of the Commonwealth of Puerto Rico or represent an obligation, that is subject to annual budget appropriations. Furthermore, the Corporation had $201.7 million outstanding as of March 31, 2014 in financing to the hotel industry in Puerto Rico guaranteed by the Puerto Rico Tourism Development Fund (“TDF”). The TDF is a subsidiary of the Government Development Bank of Puerto Rico (“GDB”) that works with private-sector financial institutions to structure financings for new hospitality projects.

        In addition to loans extended to government entities, the largest loan to one borrower as of March 31, 2014 in the amount of $235.9 million is with one mortgage originator in Puerto Rico, Doral Financial Corporation.  This commercial loan is secured by individual real-estate loans, mostly 1-4 single-family residential mortgage loans in Puerto Rico. This loan is subject to collateral substitution that requires the borrower to substitute default mortgages over 120 days past due.

 The Corporation has significantly reduced its exposure to construction loans and originations are mainly draws from existing commitments, including construction facilities tied to financings to the hotel industry guaranteed by the TDF.

The decrease in the construction loan portfolio held for investment was driven by the aforementioned adversely classified loans paid-off in Florida and foreclosures.

The composition of the Corporation’s construction loan portfolio held for investment as of March 31, 2014 by category and geographic location follows:

As of March 31, 2014
	Puerto Rico	Virgin Islands	United States	Total
	(In thousands)
Loans for residential housing projects:
Mid-rise (1)	$31,597	$4,336	$36	$35,969
Single-family, detached	17,728	-	8,078	25,806
Total for residential housing projects	49,325	4,336	8,114	61,775

Construction loans to individuals secured by residential properties	5,138	2,363	-	7,501
Loans for commercial projects	1,285	3,883	12,097	17,265
Bridge loans - residential	256	-	-	256
Bridge loans - commercial	-	13,387	-	13,387
Land loans - residential	25,561	7,633	400	33,594
Land loans - commercial	18,667	-	-	18,667
Total before net deferred fees and allowance for loan losses	$100,232	$31,602	$20,611	$152,445
Net deferred fees	288	(154)	-	134
Total construction loan portfolio, gross	100,520	31,448	20,611	152,579
Allowance for loan losses	(16,368)	(6,017)	(5,026)	(27,411)

Total construction loan portfolio, net	$84,152	$25,431	$15,585	$125,168
____________________
(1)	Mid-rise relates to buildings of up to 7 stories.

The following table presents further information on the Corporation’s construction portfolio as of and for the quarter ended
March 31, 2014:
(In thousands)
Total undisbursed funds under existing commitments	$62,329
Construction loans held for investment in non-accrual status	$50,387
Construction loans held for sale in non-accrual status	$47,802
Net charge offs - Construction loans	$353
Allowance for loan losses - Construction loans	$27,411

Non-performing construction loans to total construction loans, including held for sale	49.00%

Allowance for loan losses - construction loans to total construction loans held for investments	17.97%

Net charge-offs (annualized) to total average construction loans	0.65%

The following summarizes the construction loans for residential housing projects in Puerto Rico segregated by the estimated selling price of the units:

		(In Thousands)

	Under $300k	$15,247
	$300k - $600k	-
	Over $600k (1)	34,078
		$49,325

_____________
(1)	Mainly composed of four residential housing projects in Puerto Rico.

Consumer Loans and Finance Leases

As of March 31, 2014, the Corporation’s consumer loan and finance lease portfolio increased by $5.7 million, as compared to the portfolio balance as of December 31, 2013.  This increase was mainly the result of loan originations activity, driven by auto loan originations, partially offset by charge-offs and repayments including a $6.8 million reduction in the credit card portfolio balance.

Investment Activities

As part of its strategy to diversify its revenue sources and maximize its net interest income, First BanCorp. maintains an investment portfolio that is classified as available for sale. The Corporation’s total available-for-sale investment securities portfolio as of March 31, 2014 amounted to $2.0 billion, an increase of $53.7 million from December 31, 2013, mainly due to purchases in 2014 of $68.5 million of 15-year U.S. agency MBS (average yield of 2.45%) and an increase of $16.8 million in the fair value of U.S. agency MBS and debt securities, partially offset by regular MBS repayments.

Approximately 95% of the Corporation’s available-for-sale securities portfolio is invested in U.S. Government and Agency debentures and fixed-rate U.S. government sponsored-agency MBS (mainly GNMA, FNMA and FHLMC fixed-rate securities). The Corporation’s investment in equity securities classified as available for sale is minimal, approximately $18 thousand, which consists of common stock of another financial institution in Puerto Rico.

As of March 31, 2014, the Corporation held approximately $76.2 million of Puerto Rico government and agencies bond obligations, mainly bonds of the GDB and the Puerto Rico Building Authority, as part of its available-for-sale investment securities portfolio, which were reflected at their aggregate fair value of $61.4 million.  In mid-August 2013, the 30-year general obligation bonds of the Puerto Rico government, which are widely held by mutual funds, carried a yield of about 7.1%, which increased during the latter part of the third quarter of 2013, surpassing 10% at one point in September amid a general run-up in interest rates and significant selling by investors after Detroit filed for the largest municipal bankruptcy in United States history. The debt carried a yield of approximately 7.99% as of March 31, 2014. On February 4, 2014, S&P downgraded the Commonwealth of Puerto Rico’s debt to BB+, one level below investment grade. S&P also downgraded to levels below investment grade the credit rating of the GDB and the Employee Retirement System to BB and various ratings of the Puerto Rico Highways and Transportation Authority to BB+. On February 7, 2014, Moody’s downgraded the Commonwealth of Puerto Rico general obligation bonds to Ba2, two notches below investment grade. Moody’s also downgraded to Ba2 the Public Building Authority Bonds, the Pension Funding Bonds, the GDB senior notes, the Municipal Finance Authority Bonds, the Puerto Rico Infrastructure Finance Authority Special Tax Revenue Bonds, the Convention Center District Authority Hotel Occupancy Tax Revenue Bonds, the Puerto Rico Highway and Transportation

Authority Transportation Revenue Bonds, various ratings of the Puerto Rico Aqueduct and Sewer Authority, and the Puerto Rico Electric Power Authority. In addition, the Puerto Rico Sales Tax Financing Corporation’s senior-lien bonds were downgraded by Moody’s to Baa1 from A2, retaining investment grade status. Following the downgrades by S&P and Moody’s, Fitch became the third agency to downgrade the Commonwealth of Puerto Rico debt to a below investment grade. Fitch now rates Puerto Rico’s general obligation bonds at BB, two notches below investment grade, from BBB-. Based on S&P’s definition of a BB credit rating, the debt rating suggests that S&P views the Puerto Rico government’s obligation as less vulnerable to nonpayment in the near term than other speculative issues. However, it faces major ongoing uncertainties or exposure to adverse business, financial or economic conditions; thus, the ultimate impact of the downgrades is unpredictable and may not be immediately apparent.

The decrease in value during 2013 of the Puerto Rico government and agencies bonds held by the Corporation was mainly the result of the decrease in prices in the municipal bonds market caused by the Detroit default and subsequent significant sales of municipal bonds. The price declines also showed a correlation to benchmark interest rate movements. The Corporation believes that the declines in value in 2013 resulted from the above factors and not a change in expected cash flows. The issuers of Puerto Rico government and agencies bonds held by the Corporation have not defaulted, and the contractual payments on these securities have been made as scheduled. Despite the recent downgrades of Puerto Rico’s debt, the risk profile has not changed materially taking into account progress on different elements such as increases in tax collections, reforms of the retirement systems, current negotiation on debt repayment acceleration clauses, and spending control efforts. All three rating agencies recognized the efforts of the Puerto Rico government to bolster finances and strengthen fundamental credit factors, including actions to control spending, reduce debt issuance, reform the retirement system, and promote economic development.  On March 11, 2014, the Commonwealth of Puerto Rico sold $3.5 billion in general obligation bonds at a yield of 8.73% to refinance short-term liabilities and to address liquidity needs, and on April 29, 2014, the Governor of Puerto Rico presented a balanced budget for fiscal year 2015.  The Governor proposed $1.4 billion in cuts and adjustments by consolidating 25 government agencies and imposing an average 8 percent spending cut for most agencies, among other things. The proposed budget pledged $775 million to pay off debt, $525 million more than in last year's budget.  Legislators will debate it in upcoming weeks, with approval needed before June 30, 2014.  The fair value of Puerto Rico government obligations increased by $4.8 million during the first quarter of 2014.  Based on these facts and the Corporation’s ability and intent to hold these securities until a recovery of the fair value occurs, the unrealized losses are considered temporary. The Corporation will continue to closely monitor Puerto Rico’s political and economic status and evaluate the portfolio for any declines in value that could be considered other-than-temporary.

The following table presents the carrying value of investments at the indicated dates:

	As of	As of
	March 31,	December 31,
	2014	2013
	(In thousands)

Money market investments	$16,950	$201,369

Investment securities available for sale, at fair value:
U.S. Government and agencies obligations	260,075	256,994
Puerto Rico government obligations	61,355	51,330
Mortgage-backed securities	1,710,496	1,669,925
Equity securities	18	33
	2,031,944	1,978,282
Other equity securities, including $28.4 million of FHLB stock	28,691	28,691
Total money market and investment securities	$2,077,585	$2,208,342

Mortgage-backed securities at the indicated dates consist of:

	As of	As of
	March 31,	December 31,
(In thousands)	2014	2013

Available for sale:
FHLMC certificates	$338,548	$322,187
GNMA certificates	432,302	445,008
FNMA certificates	899,748	861,783
Collateralized mortgage obligations issued or
guaranteed by FHLMC	45	81
Other mortgage pass-through certificates	39,853	40,866
Total mortgage-backed securities	$1,710,496	$1,669,925

The carrying values of investment securities classified as available for sale as of March 31, 2014 by contractual maturity (excluding mortgage-backed securities and equity securities) are shown below:

	Carrying	Weighted
(Dollars in thousands)	Amount	Average Yield %

U.S. Government and agencies obligations
Due within one year	$7,500	0.12
Due after one year through five years	48,900	1.05
Due after five years through ten years	203,675	1.31
	260,075	1.23

Puerto Rico Government obligations
Due within one year	10,000	3.50
Due after one year through five years	30,013	4.49
Due after five years through ten years	910	5.20
Due after ten years	20,432	6.01
	61,355	4.88

Total	321,430	2.03

Mortgage-backed securities	1,710,496	2.70

Equity securities	18	-

Total investment securities available for sale	$2,031,944	2.58

Net interest income of future periods could be affected by prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on these securities, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration of the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. As of March 31, 2014, the Corporation has approximately $67.5 million in debt securities (U.S. Agencies and Puerto Rico government securities) with embedded calls and with an average yield of 2.16%. Refer to the “Risk Management” section below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and of the interest rate risk management strategies followed by the Corporation. Also refer to Note 4 to the accompanying unaudited consolidated financial statements for additional information regarding the Corporation’s investment portfolio.

RISK MANAGEMENT

Risks are inherent in virtually all aspects of the Corporation’s business activities and operations. Consequently, effective risk management is fundamental to the success of the Corporation. The primary goals of risk management are to ensure that the Corporation’s risk taking activities are consistent with the Corporation’s objectives and risk tolerance, and that there is an appropriate balance between risk and reward in order to maximize stockholder value.

The Corporation has in place a risk management framework to monitor, evaluate and manage the principal risks assumed in conducting its activities. First BanCorp.’s business is subject to nine broad categories of risks: (1) liquidity risk, (2) interest rate risk, (3) market risk, (4) credit risk, (5) operational risk, (6) legal and compliance risk, (7) reputational risk, (8) model risk, and (9) capital risk.  First BanCorp. has adopted policies and procedures designed to identify and manage risks to which the Corporation is exposed.

The Corporation’s risk management policies are described below as well as in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of First BanCorp’s 2013 Annual Report on Form 10-K.

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

The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. As of March 31, 2014, FirstBank could not pay any dividend to the parent company except upon receipt of prior approval by the New York FED and the Federal Reserve Board because of the Regulatory Agreements.

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

Under the contingency funding plan, the Corporation stresses the balance sheet and the liquidity position to critical levels that imply difficulties in getting new funds or even maintaining the current funding position of the Corporation and the Bank, thereby ensuring the ability of the Corporation and the Bank to honor their respective commitments, and establishing liquidity triggers monitored by the MIALCO in order to maintain the ordinary funding of the banking business. Four different scenarios are defined in the contingency funding plan: local market event, credit rating downgrade, an economic cycle downturn event, and a concentration event. They are reviewed and approved annually by the Board of Directors’ Asset and Liability Committee.

The Corporation manages its liquidity in a proactive manner, and maintains a sound liquidity position.  Multiple measures are utilized to monitor the Corporation’s liquidity position, including core liquidity, basic liquidity, and time-based reserve measures. As of March 31, 2014, the estimated core liquidity reserve (which includes cash and free liquid assets) was $1.6 billion or 12.40% of total assets. The basic liquidity ratio, (which adds available secured lines of credit to the core liquidity), was approximately 16.10% of total assets. As of March 31, 2014, the Corporation had $473.5 million available for additional credit from the FHLB NY. Unpledged liquid securities as of March 31, 2014 mainly consisted of fixed-rate MBS and U.S. agency debentures amounting to approximately $761.9 million. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic liquidity measure. Most of the cash balances are deposited with the Federal Reserve Bank and in money market instruments generating interest income between 0.25% and 0.35%. As of March 31, 2014, the holding company had $37.5 million of cash and cash equivalents. Cash and cash equivalents at the Bank level as of March 31, 2014 were approximately $834.6 million. The Bank has $3.1 billion in brokered CDs as of March 31, 2014, of which approximately $1.8 billion mature over the next twelve months.  Liquidity at the Bank level is highly dependent on bank deposits, which fund 78% of the Bank’s assets (or 54% excluding brokered CDs). The Corporation has continued to issue brokered CDs pursuant to temporary approvals received from the FDIC to renew or roll over brokered CDs up to certain amounts through September 30, 2014. Management cannot be certain it will continue to obtain waivers from the restrictions to issue brokered CDs under the FDIC Order to meet its obligations and execute its business plans.

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

The Corporation has continued reducing the amounts of brokered CDs. The reduction in brokered CDs is consistent with the requirements of the FDIC Order that preclude the issuance of brokered CDs without FDIC approval and require a plan to reduce the amount of brokered CDs. As of March 31, 2014, brokered CDs decreased $15.6 million to $3.126 billion from brokered CDs of $3.142 billion as of December 31, 2013. At the same time as the Corporation focuses on reducing its reliance on brokered CDs, it is seeking to add core deposits.  During the first quarter of 2014, the Corporation increased non-brokered deposits, excluding government deposits, by $102.2 million.

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

The Corporation’s principal sources of funding are:

Brokered CDs – A large portion of the Corporation’s funding has been retail brokered CDs issued by FirstBank. Total brokered CDs decreased by $15.6 million to $3.1 billion as of March 31, 2014. Although all of the Bank’s regulatory capital ratios exceeded the established “well capitalized” levels, and the minimum capital requirements of the FDIC Order as of March 31, 2014, because of the FDIC Order, FirstBank cannot be considered a “well capitalized” institution under regulatory guidance and cannot replace maturing brokered CDs without the prior approval of the FDIC. Since the issuance of the FDIC Order, the FDIC has granted the Bank quarterly waivers to enable it to continue accessing the brokered deposit market in specified amounts.  The most recent waiver is effective through September 30, 2014.  The Bank will request approvals for future periods.  The Corporation used proceeds from repayments of loans and investments to pay down maturing borrowings, including brokered CDs.  Also, the Corporation successfully implemented its core deposit growth strategy that resulted in an increase of $102.2 million in non-brokered deposits, excluding government deposits, during the first quarter of 2014.

The average remaining term to maturity of the retail brokered CD outstanding as of March 31, 2014 is approximately 1.2 years.

The use of brokered CDs has been particularly important for the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining regular retail deposits in Puerto Rico. The brokered CD market is very competitive and liquid, and has enabled the Corporation to obtain substantial amounts of funding in short periods of time. This strategy has enhanced the Corporation’s liquidity position, since the brokered CDs are insured by the FDIC up to regulatory limits and can be obtained faster compared to regular retail deposits. During the first quarter of 2014, the Corporation issued $335.6 million in brokered CDs with an average cost of 0.84% to renew maturing brokered CDs.  Management believes it will continue to obtain waivers from the restrictions on the issuance of brokered CDs under the FDIC Order to meet its obligations and execute its business plans.

The following table presents a maturity summary of brokered and retail CDs with denominations of $100,000 or higher as of March 31, 2014:

Total
(In thousands)

Three months or less	$627,752
Over three months to six months	777,869
Over six months to one year	1,305,724
Over one year	1,982,717
Total	$4,694,062

    Certificates of deposit in denominations of $100,000 or higher include brokered CDs of $3.1 billion issued to deposit brokers in the form of large ($100,000 or more) certificates of deposit that are generally participated out by brokers in shares of less than $100,000 and are therefore insured by the FDIC. Certificates of deposits with denominations of $100,000 or higher also include $3.0 million of deposits through the Certificate of Deposit Account Registry Service.

Government deposits – As of March 31, 2014, the Corporation had $550.3 million of Puerto Rico public sector deposits ($292.7 million in transactional accounts and $257.6 million in time deposits) compared to $546.5 million as of December 31, 2013.  Approximately 21% came from municipalities in Puerto Rico and 79% came from public corporations and the central government.

In 2014, Act 24-2014 was approved by the Puerto Rico Legislature, seeking to further strengthen the liquidity of the GDB and the GDB’s oversight over public funds.  Among other measures, Act 24-2014 grants the GDB the ability to exercise additional oversight of certain public funds deposited at private financial institutions and grants the GDB the legal authority, subject to an entity’s ability to request waivers under certain specified circumstances, to require such public funds (other than funds of the Legislative Branch, the Judicial Branch, the University of Puerto Rico, governmental pension plans, municipalities and certain other independent agencies) to be deposited at the GDB, which is expected to result in a more efficient management of public resources in an effort to maximize liquidity and efficient use of public resources.  The GDB has identified approximately $450 million in public funds deposited in private financial institutions in Puerto Rico that the GDB’s management currently expects to capture in the first half of calendar year 2014.  The Corporation believes that $250 million in public deposits held by the Corporation are at high risk of migration.  In April 2014, the government withdrew approximately $106.6 million of deposits.  Current and future liquidity levels have been planned considering the risk of migration.  As such, no material adverse effects are expected as a result of the potential further reduction in public funds.  The Corporation will continue to focus on transactional accounts and capture deposits from entities excluded from Act 24-2014.

In addition, as of March 31, 2014, the Corporation had $191.6 million of government deposits in the Virgin Islands, compared to $159.3 million as of December 31, 2013.

Retail deposits – The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. Total deposits, excluding brokered CDs and government deposits, increased by $102.2 million to $6.1 billion from the balance of $6.0 billion as of December 31, 2013, reflecting increases in core-deposit products such as savings and retail CDs, as well as in non-interest bearing deposits spread through the Corporation’s geographic segments. Refer to Note 13 in the accompanying unaudited financial statements for further details.

Refer to the “Net Interest Income” discussion above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarters ended March 31, 2014 and 2013.

Securities sold under agreements to repurchase - The Corporation’s investment portfolio is funded in part with repurchase agreements. The Corporation’s outstanding repurchase agreements amounted to $900 million as of March 31, 2014 and December 31, 2013. One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. All of the $900 million of repurchase agreements outstanding as of March 31, 2014 consist of structured repurchase agreements. In addition to these repurchase agreements, the Corporation has been able to maintain access to credit by using cost-effective sources such as FHLB advances. Refer to Note

14 in the Corporation’s unaudited financial statements for the quarter ended March 31, 2014 for further details about repurchase agreements outstanding by counterparty and maturities.

Under the Corporation’s repurchase agreements, as is the case with derivative contracts, the Corporation is required to pledge cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines due to changes in interest rates, a liquidity crisis or any other factor, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Given the quality of the collateral pledged, the Corporation has not experienced significant margin calls from counterparties arising from credit-quality-related write-downs in valuations and, as of March 31, 2014, it had only $0.2 million of cash equivalent instruments deposited in connection with collateralized interest rate swap agreements.

Advances from the FHLB – The Corporation’s Bank subsidiary is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages as collateral for advances taken. As of March 31, 2014 and December 31, 2013, the outstanding balance of FHLB advances was $300.0 million. As of March 31, 2014, the Corporation had $473.5 million available for additional credit on FHLB lines of credit.

Though currently not in use, other sources of short-term funding for the Corporation include commercial paper and federal funds purchased. Furthermore, in previous years the Corporation entered into several financing transactions to diversify its funding sources, including the issuance of notes payable and junior subordinated debentures as part of its longer-term liquidity and capital management activities. No assurance can be given that these sources of liquidity will be available and, if available, will be on acceptable terms.

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

The cumulative trust preferred debentures are presented in the Corporation’s consolidated statement of financial condition as Other Borrowings. The variable rate trust preferred securities are fully and unconditionally guaranteed by the Corporation. The $100 million Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and the $125 million issued in September 2004 mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Deferrable Debentures may be shortened (such shortening would result in a mandatory redemption of the variable rate trust preferred securities). The trust preferred securities, subject to certain limitations, qualify as Tier I regulatory capital under current applicable rules and regulations. The Collins Amendment to the Dodd-Frank Act eliminated certain trust-preferred securities from Tier 1 Capital.  Bank holding companies such as the Corporation must fully phase out these instruments from Tier 1 capital by January 1, 2016, however, they may retain the instruments in Tier 2 capital until the instruments are redeemed or mature.  As of March 31, 2014, the Corporation had $225 million in trust preferred securities that are subject to the phase-out from Tier 1 capital under the Basel 3 Final Rule.

With respect to the outstanding subordinated debentures, the Corporation elected to defer the interest payments that were due in March 2012, June 2012, September 2012, December 2012, March 2013, June 2013, September 2013, December 2013, and March 2014. The aggregate amount of payments deferred and accrued approximates $16.4 million as of March 31, 2014. Future interest payments are subject to Federal Reserve approval.

The Corporation’s principal uses of funds are the origination of loans and the repayment of maturing deposits and borrowings. The Corporation has committed substantial resources to its mortgage-banking subsidiary, FirstMortgage Inc. As a result, the ratio of residential real estate loans as a percentage of total loans has increased over time. Commensurate with the increase in its mortgage banking activities, the Corporation has also invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities. The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid in large part because of the sale or guarantee programs of the FHA, VA, HUD, FNMA and FHLMC. The Corporation obtained commitment authority to issue GNMA mortgage-backed securities from GNMA, and, under this program, the Corporation completed the securitization of approximately $50.8 million of FHA/VA mortgage loans into GNMA MBS during the first quarter of 2014. Any regulatory actions affecting GNMA, FNMA or FHLMC could adversely affect the secondary mortgage market.

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

The Corporation’s credit as a long-term issuer is currently rated B+ by S&P and B- by Fitch.  At the FirstBank subsidiary level, long-term issuer ratings are currently B3 by Moody’s, six notches below their definition of investment grade; B+ by S&P, four notches below their definition of investment grade, and B- by Fitch, six notches below their definition of investment grade. Following the downgrade of the general obligation rating of the Commonwealth of Puerto Rico, Moody’s placed on review for downgrade certain ratings of three Puerto Rican banks, including the long-term ratings of FirstBank.

Cash Flows

Cash and cash equivalents were $841.5 million as of March 31, 2014, an increase of $185.8 million when compared to the balance as of December 31, 2013, while for March 31, 2013 the total balance of cash and cash equivalents amounted to $762.3 million a decrease of $184.5 million from December 31, 2012. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during the first quarter of 2014 and 2013.

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

For the first quarter of 2014 and 2013, net cash provided by operating activities was $73.5 million and $30.7 million, respectively. Net cash generated from operating activities was higher than net income reported largely as a result of adjustments for operating items such as the provision for loan and lease losses, depreciation and amortization, and proceeds from sales of loans held for sale.

Cash Flows from Investing Activities

The Corporation’s investing activities primarily relate to originating loans to be held for investment and purchasing and selling of available-for-sale investment securities. For the quarter ended March 31, 2014, net cash used in investing activities was $8.4 million, primarily reflecting purchases of investment securities.

For the first quarter of 2013, net cash provided by investing activities was $202.1 million, also primarily reflecting purchases of investment securities.

Cash Flows from Financing Activities

The Corporation’s financing activities primarily include the receipt of deposits and issuance of brokered CDs, the issuance and payments of long-term debt, the issuance of equity instruments and activities related to its short-term funding. During the first quarter of 2014, net cash provided by financing activities was $120.7 million due to the increase in non-brokered deposits.

In the first quarter of 2013, net cash used in financing activities was $13.1 million mainly due to repayments of maturing FHLB advances and brokered CDs.

Capital

As of March 31, 2014, the Corporation’s stockholders’ equity was $1.3 billion, an increase of $40.0 million from December 31, 2013.  The increase was mainly driven by the net income of $17.1 million for the first quarter of 2014 and a $22.5 million increase in other comprehensive income mainly attributable to a $16.8 million increase in the fair value of U.S. agency MBS and debt securities and a $4.8 million increase in the fair value of Puerto Rico government obligations held by the Corporation as part of its available-for-sale investment securities portfolio.  As a result of the Written Agreement with the New York FED, currently neither First BanCorp., nor FirstBank, is permitted to pay dividends on capital securities without prior approval.

Although all the regulatory capital ratios exceeded the established “well capitalized” levels, as well as the minimum capital ratios required by the FDIC Order, as of March 31, 2014, FirstBank cannot be treated as a “well-capitalized” institution since it is still subject to the FDIC Order. Set forth below are First BanCorp.’s and FirstBank’s regulatory capital ratios as of March 31, 2014 and December 31, 2013, based on existing established guidelines.

		Banking Subsidiary
	First BanCorp	FirstBank	To be well capitalized	Consent Order Requirements over time
As of March 31, 2014
Total capital (Total capital to risk-weighted assets)	17.50%	17.12%	10.00%	12.00%
Tier 1 capital ratio (Tier 1 capital to risk-
weighted assets)	16.23%	15.85%	6.00%	10.00%
Leverage ratio	11.74%	11.47%	5.00%	8.00%

As of December 31, 2013
Total capital (Total capital to risk-weighted assets)	17.06%	16.67%	10.00%	12.00%
Tier 1 capital ratio (Tier 1 capital to risk-
weighted assets)	15.78%	15.40%	6.00%	10.00%
Leverage ratio	11.71%	11.44%	5.00%	8.00%

The increase in capital ratios was primarily related to earnings recorded in the quarter and a reduction in risk-weighted assets mainly related to the decrease in commercial and construction loans.

In July 2013, U.S. banking regulators approved a revised regulatory capital framework for U.S. banking organizations (the “Basel 3 rules”) that is based on international regulatory capital requirements adopted by the Basel Committee on Banking Supervision over the past several years.  The Basel 3 rules introduce new minimum capital ratios and capital conservation buffer requirements, change the composition of regulatory capital, require a number of new adjustments to and deductions from regulatory capital, and introduce a new “Standardized Approach” for the calculation of risk-weighted assets that will replace the risk-weighting requirements under the current U.S. regulatory capital rules.  The new minimum regulatory capital requirements and the Standardized Approach for the calculation of risk-weighted assets will become effective for the Corporation and FirstBank on January 1, 2015.  The capital conservation buffer requirements, and the regulatory capital adjustments and deductions under the Basel 3 rules will be phased-in over several years ending as of December 31, 2018.

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

The Corporation’s estimated pro-forma CET1 ratio, Tier 1 capital ratio, total capital ratio, and leverage ratio under the Basel 3 rules, giving effect as of March 31, 2014 to all the provisions that will be phased-in between January 1, 2015 and January 2019, was 11.8%, 12.4%, 15.9%, and 9.9%, respectively. These ratios would exceed the fully phased-in minimum capital ratios under Basel 3. Future estimates of the regulatory capital ratios under the Basel 3 rules may change over time as a result of further federal banking agency rulemaking or clarification.

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

The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets for the periods ended March 31, 2014 and December 31, 2013, respectively:

	March 31,	December 31,
(In thousands, except ratios and per share information)	2014	2013

Total equity - GAAP	$1,255,898	$1,215,858
Preferred equity	(56,810)	(63,047)
Goodwill	(28,098)	(28,098)
Purchased credit card relationship	(18,942)	(19,787)
Core deposit intangible	(6,591)	(6,981)
Tangible common equity	$1,145,457	$1,097,945

Total assets - GAAP	$12,819,428	$12,656,925
Goodwill	(28,098)	(28,098)
Purchased credit card relationship	(18,942)	(19,787)
Core deposit intangible	(6,591)	(6,981)
Tangible assets	$12,765,797	$12,602,059
Common shares outstanding	208,968	207,069

Tangible common equity ratio	8.97%	8.71%
Tangible book value per common share	$5.48	$5.30

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

The following table reconciles stockholders' equity (GAAP) to Tier 1 common equity based on current applicable bank regulatory requirements (known as "Basel I"):

		March 31,	December 31,
	(In thousands)	2014	2013

	Total equity - GAAP	$1,255,898	$1,215,858
	Qualifying preferred stock	(56,810)	(63,047)
	Unrealized gain on available-for-sale securities (1)	56,180	78,734
	Disallowed deferred tax asset (2)	(25)	-
	Goodwill	(28,098)	(28,098)
	Core deposit intangible	(6,591)	(6,981)
	Other disallowed assets	(23)	(23)
	Tier 1 common equity	$1,220,531	$1,196,443

	Total risk-weighted assets	$9,255,697	$9,405,798

	Tier 1 common equity to risk-weighted assets ratio	13.19%	12.72%

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

(2)

Approximately $9 million and $7 million of the Corporation's deferred tax assets as of March 31, 2014 and December 31, 2013, respectively, was included without limitation in regulatory capital pursuant to the risk-based capital guidelines, while approximately $25 thousand of such assets as of March 31, 2014 exceeded the limitation imposed by these guidelines and, as "disallowed deferred tax assets," was deducted in calculating Tier 1 capital. According to regulatory capital guidelines, the deferred tax assets that are dependent upon future taxable income are limited for inclusion in Tier 1 capital to the lesser of: (i) the amount of such deferred tax asset that the entity expects to realize within one year of the calendar quarter end-date, based on its projected future taxable income for that year or (ii) 10% of the amount of the entity's Tier 1 capital. Approximately $0.8 million of the Corporation's other net deferred tax liability as of March 31, 2014 and $0.3 million of other net deferred tax asset as of December 31, 2013 represented primarily the deferred tax effects of unrealized gains and losses on available-for-sale debt securities, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines.

 In the first quarter of 2014, the Corporation issued an aggregate of 1,075,283 shares of its common stock in exchange for an aggregate of 249,477 shares of the Corporation’s Series A through E Preferred Stock, having an aggregate liquidation value of $6.2 million. The shares of common stock were issued to two holders of the Series A through E Preferred Stock in reliance upon the exemption set forth in Section 3(a)(9) of the Securities Act of 1933, as amended, for securities exchanged by an issuer with existing security holders where no commission or other remuneration is paid or given directly or indirectly by the issuer for soliciting such exchange.

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

As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval processes used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. As of March 31, 2014, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $1.1 billion (including $685.6 million pertaining to credit card loans) and $51.8 million, respectively. Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation does not enter into interest rate lock agreements with prospective borrowers in connection with mortgage banking activities.

Contractual Obligations and Commitments

       The following table presents a detail of the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments
	As of March 31, 2014
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In thousands)

Contractual obligations: (1)
Certificates of deposit	$5,529,699	$3,249,087	$1,993,163	$251,872	$35,577
Securities sold under agreements to repurchase	900,000	-	600,000	300,000	-
Advances from FHLB	300,000	-	100,000	200,000	-
Other borrowings	231,959	-	-	-	231,959
Total contractual obligations	$6,961,658	$3,249,087	$2,693,163	$751,872	$267,536

Commitments to sell mortgage loans	$73,974	$73,974

Standby letters of credit	$8,453	$8,453

Commitments to extend credit:
Lines of credit	$1,088,130	$1,088,130
Letters of credit	43,385	43,385
Commitments to originate loans	67,940	67,940
Total commercial commitments	$1,199,455	$1,199,455

___________
(1)

$6.7 million of tax liability, including accrued interest of $2.4 million, associated with unrecognized tax benefits have been excluded due to the high degree of uncertainty regarding the timing of future cash flows associated with such obligations.

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

These simulations are highly complex, and are based on many assumptions that are intended to reflect the general behavior of the balance sheet components over the period in question. It is unlikely that actual events will match these assumptions in many cases. For this reason, the results of these forward-looking computations are only approximations of the true sensitivity of net interest income to changes in market interest rates. Several benchmark and market rate curves were used in the modeling process, primarily the LIBOR/SWAP curve, Prime, Treasury, FHLB rates, brokered CD rates, repurchase agreements rates and the mortgage commitment rate of 30 years.

The 12-month net interest income is forecasted assuming March 31, 2014 interest rate curves remain constant. Then net interest income is estimated under rising and falling rates scenarios. For rising rates scenarios, a gradual (ramp) parallel upward shift of the yield curves is assumed during the first twelve months (the “+200 ramp” scenario). Conversely, for the falling rates scenario, a gradual (ramp) parallel downward shift of the yield curves is assumed during the first twelve months (the “-200 ramp” scenario). However, given the current low levels of interest rates, a full downward shift of 200 bps would represent an unrealistic scenario. Therefore, under the falling rate scenario, rates move downward up to 200 basis points, but without reaching zero. The resulting scenario is of interest rates close to zero in most cases, reflecting a flattening yield curve instead of a parallel downward scenario.

The Libor/Swap curve for March 2014, as compared to December 2013, showed an average decrease of approximately 2 basis points in the short term horizon, between one to twelve months, while market rates also decrease an average of 12 basis points in the long term horizon. The Treasury curve remained almost flat in the short term horizon (2 basis point reduction), but showed a decrease of 21 basis points in the long term horizon, as compared to December 2013 end of month levels.

The following table presents the results of the simulations as of March 31, 2014 and December 31, 2013. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives:

	March 31, 2014				December 31, 2013
	Net Interest Income Risk				Net Interest Income Risk
	(Projected for the next 12 months)				(Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	Change	% Change	Change	% Change	Change	% Change	Change	% Change
+ 200 bps ramp	$14.9	2.83%	$12.5	2.32%	$14.6	2.76%	$12.1	2.23%
- 200 bps ramp	$(9.50)	(1.80)%	$(10.0)	(1.87)%	$(10.6)	(2.00)%	$(10.8)	(1.99)%

The Corporation continues to manage its balance sheet structure to control the overall interest rate risk. Among the major drivers behind the slight shift in interest income sensitivity to interest rate shifts are the increase of $185.8 million in cash and cash equivalents, and the purchase of approximately $68.5 million of 15-Years U.S. agency MBS. The liability side was affected mainly by an increase in savings and retails CDs of $102.2 million, an increase in government deposits of $36.1 million and the reduction of $15.6 million in brokered CDs.

Taking into consideration the above-mentioned facts for modeling purposes, the net interest income for the next twelve months under a non-static balance sheet scenario is estimated to increase by $12.5 million in the rising rate scenario when compared against the Corporation’s flat or unchanged interest rate forecast scenario. Under the falling rate, non-static scenario the net interest income is estimated to decrease $10 million.

Derivatives

First BanCorp. uses derivative instruments and other strategies to manage its exposure to interest rate risk caused by changes in interest rates beyond management’s control.

The following summarizes major strategies, including derivative activities, used by the Corporation in managing interest rate risk:

Interest rate cap agreements - Interest rate cap agreements provide the right to receive cash if a reference interest rate rises above a contractual rate. The value increases as the reference interest rate rises. The Corporation enters into interest rate cap agreements for protection from rising interest rates. Specifically, the interest rate on the Corporation’s commercial loan to another financial institution is generally a variable rate limited to the weighted-average coupon of the referenced residential mortgage collateral, less a contractual servicing fee.

Interest rate swaps - Interest rate swap agreements generally involve the exchange of fixed-and-floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of March 31, 2014, most of the interest rate swaps outstanding are used for protection against rising interest rates. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.

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

The following tables summarize the fair value changes in the Corporation’s derivatives as well as the sources of the fair values:
	Asset Derivatives	Liability Derivatives
	Three-Month Period Ended	Three-Month Period Ended
(In thousands)	March 31, 2014	March 31, 2014

Fair value of contracts outstanding at the beginning
of the period	$394	$(4,023)
Changes in fair value during the period	(195)	343
Fair value of contracts outstanding as of March 31, 2014	$199	$(3,680)

Sources of Fair Value

	Payment Due by Period
	Maturity Less Than One Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value

(In thousands)
As of March 31, 2014
Pricing from observable market inputs -
Asset Derivatives	$29	$170	$-	$-	$199
Pricing from observable market inputs -
Liability Derivatives	(20)	(3,660)	-	-	(3,680)
	$9	$(3,490)	$-	$-	$(3,481)

Derivative instruments, such as interest rate swaps, are subject to market risk.  As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates.  Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on earnings.  This will depend, for the most part, on the shape of the yield curve and the level of interest rates, as well as expectations for rates in the future.

As of March 31, 2014 and December 31, 2013, all of the derivative instruments held by the Corporation were considered undesignated economic hedges.

The use of derivatives involves market and credit risk. The market risk of derivatives stems principally from the potential for changes in the value of derivative contracts based on changes in interest rates. The credit risk of derivatives arises from the potential of default by the counterparty. To manage this credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. Master netting agreements incorporate rights of set-off that provide for the net settlement of contracts with the same counterparty in the event of default.  All of the Corporation’s interest rate swaps are supported by securities collateral agreements, which allow the delivery of securities to and from the counterparties depending on the fair value of the instruments, to minimize credit risk.

Refer to Note 19 of the accompanying unaudited consolidated financial statements for additional information regarding the fair value determination of derivative instruments.

Set forth below is a detailed analysis of the Corporation's credit exposure by counterparty with respect to derivative instruments outstanding as of March 31, 2014 and December 31, 2013:

(In thousands)		As of March 31, 2014
	Rating(1)	Notional	Total Exposure at Fair Value(2)	Negative Fair Value	Total Fair Value	Accrued interest receivable (payable)

Counterparty

Interest rate swaps with rated counterparties:
JP Morgan	A	$25,530	$-	$(3,488)	$(3,488)	$(116)

Other Derivatives: (3)
Interest rate swaps		5,440	131	(133)	(2)	(11)
Written and purchase interest rate caps		76,164	39	(39)	-	-
Forward contracts		24,000	29	(20)	9	-
Total		$131,134	$199	$(3,680)	$(3,481)	$(127)

(In thousands)		As of December 31, 2013
			Total Exposure at Fair Value(2)	Negative Fair Value	Total Fair Values	Accrued Interest receivable (payable)

Counterparty	Rating(1)	Notional

Interest rate swaps with rated counterparties:
JP Morgan	A	$25,640	$-	$(3,802)	$(3,802)	$(121)

Other Derivatives: (3)
Interest rate swaps		5,440	162	(163)	(1)	(11)
Written and purchase interest rate caps		76,782	58	(58)	-	-
Forward contracts		25,000	174	-	174	-
Total		$132,862	$394	$(4,023)	$(3,629)	$(132)
__________
(1)		Based on the S&P and Fitch Long Term Issuer Credit Ratings.
(2)		For each counterparty, this amount includes derivatives with positive fair value excluding the related accrued interest receivable/payable.
(3)		Credit exposure with several counterparties for which a credit rating is not readily available and forward contracts.

Credit Risk Management

First BanCorp. is subject to credit risk mainly with respect to its portfolio of loans receivable and off-balance-sheet instruments, mainly derivatives and loan commitments. Loans receivable represent loans that First BanCorp. holds for investment and, therefore, First BanCorp. is at risk for the term of the loan. Loan commitments represent commitments to extend credit, subject to specific conditions, for specific amounts and maturities. These commitments may expose the Corporation to credit risk and are subject to the same review and approval process as for loans. Refer to “Contractual Obligations and Commitments” above for further details. The credit risk of derivatives arises from the potential of the counterparty’s default on its contractual obligations. To manage this credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. For further details and information on the Corporation’s derivative credit risk exposure, refer to “—Interest Rate Risk Management” above. The Corporation manages its credit risk through its credit policy, underwriting, independent loan review and quality control procedures, statistical analysis, comprehensive financial analysis, and established management committees. The Corporation also employs proactive collection and loss mitigation efforts. Furthermore, personnel performing structured loan workout functions are responsible for mitigating defaults and minimizing losses upon default within each region and for each business segment. In the case of the C&I, commercial mortgage and construction loan portfolios, the Special Asset Group (“SAG”) focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of OREO.  In addition to the management of the resolution process for problem loans, the SAG oversees collection efforts for all loans to prevent migration to the non-performing and/or adversely classified status.  The SAG utilizes relationship officers, collection specialists and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary.

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

Allowance for Loan and Lease Losses and Non-performing Assets

Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents the estimate of the level of reserves appropriate to absorb inherent credit losses. The amount of the allowance was determined by empirical analysis and judgments regarding the quality of each individual loan portfolio. All known relevant internal and external factors that affected loan collectability were considered, including analyses of historical charge-off experience, migration patterns, changes in economic conditions, and changes in loan collateral values. For example, factors affecting the economies of Puerto Rico, Florida (USA), the U.S. Virgin Islands and the British Virgin Islands may contribute to delinquencies and defaults above the Corporation’s historical loan and lease losses. Such factors are subject to regular review and may change to reflect updated performance trends and expectations, particularly in times of severe stress. The process includes judgments and quantitative elements that may be subject to significant change. There is no certainty that the allowance will be adequate over time to cover credit losses in the portfolio because of continued adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries or markets. To the extent actual outcomes differ from our estimates, the credit quality of our customer base materially decreases, the risk profile of a market, industry, or group of customers changes materially, or the allowance is determined to not be adequate, additional provisions for credit losses could be required, which could adversely affect our business, financial condition, liquidity, capital, and results of operations in future periods.

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

The ratio of allowance for loan losses to total loans held for investment decreased primarily due to charge-offs of commercial and residential mortgage loans with previously established reserves, the decrease in adversely classified commercial loans, adversely classified and non-performing construction loans paid off in the United States, and lower historical loss rates applied to the construction loan portfolio.  The allowance to total loans for the commercial and industrial portfolio decreased from 2.82% as of December 31, 2013 to 2.70% as of March 31, 2014; the allowance to total loans for the commercial mortgage portfolio decreased from 4.01% as of December 31, 2013 to 3.60% as of March 31, 2014; the allowance to total loans for the residential mortgage portfolio decreased from 1.30% as of December 31, 2013 to 1.20% as of March 31, 2014; and the consumer and finance leases reserve coverage ratio increased from 2.83% as of December 31, 2013 to 3.03% as of March 31, 2014.

Substantially all of the Corporation’s loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is located in Puerto Rico, the U.S. and British Virgin Islands or the U.S. mainland (mainly in the state of Florida), the performance of the Corporation’s loan portfolio and the value of the collateral supporting the transactions are dependent upon the performance of and conditions within each specific area’s real estate market. The real estate market in Puerto Rico has experienced readjustments in value over the last few years driven by the loss of income due to higher unemployment, reduced demand and general adverse economic conditions. The Corporation sets adequate loan-to-value ratios upon original approval following its regulatory and credit policy standards. The real estate market for the U.S. Virgin Islands has declined mostly due to the effect of the slow stateside economy and due to the increase in inventory after the closing in 2012 of the Hovensa refinery in St Croix. In Florida, we operate mostly in Miami, where home prices have improved, mostly driven by a higher demand from foreign investors, and a decrease in distressed property sales.

As shown in the following table, the allowance for loan and lease losses amounted to $266.8 million as of March 31, 2014, or 2.79% of total loans, compared with $285.9 million, or 2.97% of total loans, as of December 31, 2013. Refer to “Provision for Loan and Lease Losses” above for additional information.

	Quarter Ended March 31
(Dollars in thousands)	2014	2013

Allowance for loan and lease losses, beginning of period	$285,858	$435,414
Provision (release) for loan and lease losses:
Residential Mortgage	3,751	7,948	(1)
Commercial Mortgage	(851)	36,397	(2)
Commercial and Industrial	16,091	35,292	(3)
Construction	(8,050)	21,948	(4)
Consumer and Finance Leases	20,974	9,538
Provision for loan and lease losses	31,915	111,123	(5)
Charge-offs
Residential Mortgage	(6,422)	(11,728)	(6)
Commercial Mortgage	(5,810)	(56,056)	(7)
Commercial and Industrial	(22,459)	(85,620)	(8)
Construction	(970)	(38,612)	(9)
Consumer and Finance Leases	(18,046)	(14,764)
	(53,707)	(206,780)	(10)
Recoveries:
Residential Mortgage	69	148
Commercial Mortgage	35	20
Commercial and Industrial	663	791
Construction	617	97
Consumer and Finance Leases	1,328	1,718
	2,712	2,774
Net Charge-Offs	(50,995)	(204,006)
Allowance for loan and lease losses, end of period	$266,778	$342,531

Allowance for loan and lease losses to period end total loans held for investment	2.79%	3.58%
Net charge-offs (annualized) to average loans outstanding during the period	2.11%	8.10%
Net charge-offs (annualized), excluding charge-offs related to the bulk loan sale and loans
transferred to held for sale, to average loans outstanding during the period	2.11%	2.87%
Provision for loan and lease losses to net charge-offs during the period	0.63x	0.54x
Provision for loan and lease losses to net charge-offs during the period, excluding
impact of the bulk loan sale and the transfer of loans to held for sale	0.63x	0.68x
___________
(1)	Includes provision of $1.0 million associated with the bulk loan sale.
(2)	Includes provision of $28.7 million associated with the bulk loan sale and transfer of loans to held for sale.
(3)	Includes provision of $20.8 million associated with the bulk loan sale.
(4)	Includes provision of $13.6 million associated with the bulk loan sale and the transfer of loans to held for sale.
(5)	Includes provision of $64.1 million associated with the bulk loan sale and the transfer of loans to held for sale.
(6)	Includes net charge-offs totaling $1.0 million associated with the bulk loan sale.
(7)	Includes net charge-offs of $54.6 million associated with the bulk loan sale and the transfer of loans to held for sale.
(8)	Includes net charge-offs totaling $44.7 million associated with the bulk loan sale.
(9)	Includes net charge-offs of $34.2 million associated with the bulk loan sale and the transfer of loans to held for sale.
(10)	Includes net charge-offs of $134.5 million associated with the bulk loan sale and the transfer of loans to held for sale.

The following table sets forth information concerning the allocation of the loan allowance for loan and lease losses by loan category and the percentage of loan balances in each category to the total of such loans as of the dates indicated:

	As of		As of
	March 31, 2014		December 31 2013
(In thousands)	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans

Residential mortgage	$30,508	27%	$33,110	27%
Commercial mortgage loans	66,512	19%	73,138	19%
Construction loans	27,411	2%	35,814	2%
Commercial and Industrial loans (including loan
to a local financial institution)	79,590	31%	85,295	31%
Consumer loans and finance leases	62,757	21%	58,501	21%
	$266,778	100%	$285,858	100%

    The following table sets forth information concerning the composition of the Corporation's allowance for loan and lease losses as of March 31, 2014 and December 31, 2013 by loan category and by whether the allowance and related provisions were calculated individually or through a general valuation allowance.

As of March 31, 2014	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$251,650	$62,200	$21,068	$14,912	$6,239	$356,069
Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	167,658	157,660	130,585	43,724	23,692	523,319
Allowance for loan and lease losses	17,273	29,833	19,098	15,154	3,658	85,016
Allowance for loan and lease losses to principal
balance	10.30%	18.92%	14.62%	34.66%	15.44%	16.25%
PCI loans:
Carrying value of PCI loans	-	-	-	-	3,383	3,383
Allowance for PCI loans	-	-	-	-	-	-
Allowance for PCI loans to carrying value	-	-	-	-	-	-
Loans with general allowance:
Principal balance of loans	2,128,793	1,626,156	2,796,184	93,943	2,038,938	8,684,014
Allowance for loan and lease losses	13,235	36,679	60,492	12,257	59,099	181,762
Allowance for loan and lease losses to principal
balance	0.62%	2.26%	2.16%	13.05%	2.90%	2.09%

Total loans held for investment:
Principal balance of loans	$2,548,101	$1,846,016	$2,947,837	$152,579	$2,072,252	$9,566,785
Allowance for loan and lease losses	30,508	66,512	79,590	27,411	62,757	266,778
Allowance for loan and lease losses to principal
balance (1)	1.20%	3.60%	2.70%	17.97%	3.03%	2.79%

	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total

As of December 31, 2013
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$220,428	$69,484	$32,418	$15,120	$4,035	$341,485

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	190,566	149,888	154,686	57,597	24,890	577,627
Allowance for loan and lease losses	18,125	32,189	26,686	22,144	3,457	102,601
Allowance for loan and lease losses to principal
balance	9.51%	21.48%	17.25%	38.45%	13.89%	17.76%

PCI loans:
Carrying value of PCI loans	-	-	-	-	4,791	4,791
Allowance for PCI loans	-	-	-	-	-	-
Allowance for PCI loans to carrying value	-	-	-	-	-	-

Loans with general allowance:
Principal balance of loans	2,138,014	1,604,236	2,841,218	95,996	2,032,803	8,712,267
Allowance for loan and lease losses	14,985	40,949	58,609	13,670	55,044	183,257
Allowance for loan and lease losses to principal
balance	0.70%	2.55%	2.06%	14.24%	2.71%	2.10%

Total loans held for investment:
Principal balance of loans	$2,549,008	$1,823,608	$3,028,322	$168,713	$2,066,519	$9,636,170
Allowance for loan and lease losses	33,110	73,138	85,295	35,814	58,501	285,858
Allowance for loan and lease losses to principal
balance (1)	1.30%	4.01%	2.82%	21.23%	2.83%	2.97%

__________
(1)

Loans used in the denominator include PCI loans of $3.4 million and $4.8 million as of March 31, 2014 and December 31, 2013 respectively. However, the Corporation separately tracks and reports  PCI loans and excludes these loans from delinquent loans, non-performing loans, impaired loans, TDRs and non-performing assets statistics.

The following tables show the activity for impaired loans held for investment and related specific reserve during the first quarter of 2014:

March 31, 2014
(In thousands)
Impaired Loans:
Balance at beginning of period	$919,112
Loans determined impaired during the period	54,277
Net charge-offs	(32,039)
Increases to impaired loans (disbursements)	625
Foreclosures	(4,006)
Loans no longer considered impaired	(3,728)
Paid in full or partial payments	(54,853)
Balance at end of period	$879,388

March 31, 2014
(In thousands)
Specific Reserve:
Balance at beginning of period	$102,601
Provision for loan losses	14,454
Net charge-offs	(32,039)
Balance at end of period	$85,016

Credit Quality

As of March 31, 2014, total non-performing assets were $730.7 million, a slight increase of $5.3 million from December 31, 2013.  Total non-performing loans, including non-performing loans held for sale, increased by $26.2 million, or 5%, from December 31, 2013.  The increase was primarily reflected in the non-performing commercial mortgage loan portfolio, driven by the inflow of a $23.3 million loan.  An increase in the specific reserve related to this collateral dependent loan was not necessary in the first quarter of 2014.  In addition, the non-performing residential mortgage loan portfolio increased by a net $11.4 million.  While inflows to non-

performing status decreased the amount of loans restored to accrual status also decreased, when compared to the fourth quarter of 2013. These increases were partially offset by an $8.5 million decrease in non-performing construction loans, mainly driven by loans paid off in Florida and foreclosures.  Inflows of non-performing commercial and industrial and consumer loans during the first quarter of 2014 were offset by charge-offs and principal repayments recorded in the period. As of March 31, 2014, total delinquencies, which include all loans 30 days or more past due and non-accrual loans, increased by $27.1 million to $962.3 million from December 31, 2013, driven by the aforementioned $23.3 million loan.

The level of adversely classified commercial and construction loans, including non-performing loans held for sale, decreased by $50.8 million to $627.0 million, or a 7% decrease, compared to the balance as of December 31, 2013, driven by loans paid off in both Puerto Rico and the United States.  Inflows of non-performing loans held for investment decreased by $71.9 million, or 40%, compared to inflows in the first quarter of 2013.  The decrease was primarily reflected in the commercial mortgage and residential mortgage loan portfolios.  The net charge-off activity decreased to $51.0 million in the first quarter of 2014, compared to $204.0 million for the same period in 2013.  The decrease reflects the impact of $134.5 million of charge-offs related to the bulk sale and the transfer of loans to held for sale in 2013.  Excluding the impact of the bulk sales and the transfer of loans to held for sale, net charge-offs in 2014 were $18.5 million lower than in 2013, mainly reflecting the impact in 2013 of a $25.4 million charge-off related to a single commercial relationship restructured through a loan split. The OREO portfolio decreased by $21.6 million from December 31, 2013, driven by sales of $23.0 million and fair value adjustments, partially offset by additions of $8.2 million.  Given the prolonged recession and uncertainties in the economic environment in Puerto Rico, the Corporation continued to face pressures related to its non-performing loans and charge-off levels.  The Corporation continues to emphasize its loan resolution and liquidation strategies.

Non-performing Loans and Non-performing Assets

Total non-performing assets consist of non-performing loans (generally loans held for investment or loans held for sale on which the recognition of interest income has been discontinued when the loan became 90 days past due or earlier if the full and timely collection of interest or principal is uncertain), foreclosed real estate and other repossessed properties. When a loan is placed in non-performing status, any interest previously recognized and not collected is reversed and charged against interest income.

Non-performing Loan Policy

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

The following table presents non-performing assets as of the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2014	2013

Non-performing loans held for investment:
Residential mortgage	$172,796	$161,441
Commercial mortgage	145,535	120,107
Commercial and Industrial	113,996	114,833
Construction	50,387	58,866
Finance leases	3,706	3,082
Consumer	35,355	37,220
Total non-performing loans held for investment	$521,775	$495,549
OREO	138,622	160,193
Other repossessed property	15,587	14,865
Total non-performing assets, excluding loans held for sale	$675,984	$670,607

Non-performing loans held for sale	54,755	54,801
Total non-performing assets, including loans held for sale (1)	$730,739	$725,408

Past due loans 90 days and still accruing (2)	$118,049	$120,082
Non-performing assets to total assets	5.70%	5.73%
Non-performing loans held for investment to total loans held for investment	5.45%	5.14%
Allowance for loan and lease losses	$266,778	$285,858
Allowance to total non-performing loans held for investment	51.13%	57.69%
Allowance to total non-performing loans held for investment,
excluding residential real estate loans	76.45%	85.56%

___________
(1)

Amounts exclude purchased credit impaired loans with a carrying value as of March 31, 2014 of approximately $3.4 million acquired as part of the credit card portfolio purchased in the second quarter of 2012.

(2)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $38.4 million of residential mortgage loans insured by the FHA or guaranteed by the VA, which are over 18 months delinquent, and are no longer accruing interest as of March 31, 2014.

The following table shows non-performing assets by geographic segment:

	March 31,	December 31,
(Dollars in thousands)	2014	2013
Puerto Rico:
Non-performing loans held for investment:
Residential mortgage	$150,787	$139,771
Commercial mortgage	120,907	101,255
Commercial and Industrial	109,506	109,224
Construction	41,781	43,522
Finance leases	3,706	3,082
Consumer	32,877	34,660
Total non-performing loans held for investment	459,564	431,514

OREO	116,493	123,851
Other repossessed property	15,543	14,806
Total non-performing assets, excluding loans held for sale	$591,600	$570,171
Non-performing loans held for sale	14,750	14,796
Total non-performing assets, including loans held for sale (1)	$606,350	$584,967
Past due loans 90 days and still accruing	$115,826	$118,097

Virgin Islands:
Non-performing loans held for investment:
Residential mortgage	$9,233	$8,439
Commercial mortgage	7,780	6,827
Commercial and Industrial	4,490	5,609
Construction	8,606	11,214
Consumer	823	514
Total non-performing loans held for investment	30,932	32,603

OREO	14,525	14,894
Other repossessed property	3	5
Total non-performing assets, excluding loans held for sale	$45,460	$47,502
Non-performing loans held for sale	40,005	40,005
Total non-performing assets, including loans held for sale	$85,465	$87,507
Past due loans 90 days and still accruing	$2,223	$1,985

United States:
Non-performing loans held for investment:
Residential mortgage	$12,776	$13,231
Commercial mortgage	16,848	12,025
Construction	-	4,130
Consumer	1,655	2,046
Total non-performing loans held for investment	31,279	31,432

OREO	7,604	21,448
Other repossessed property	41	54
Total non-performing assets, excluding loans held for sale	$38,924	$52,934
Non-performing loans held for sale	-	-
Total non-performing assets, including loans held for sale	$38,924	$52,934
Past due loans 90 days and still accruing	$-	$-

____________
(1)

Amount excludes purchased credit impaired loans with a carrying value as of March 31, 2014 of approximately $3.4 million acquired as part of the credit card portfolio purchased in the second quarter of 2012.

Total non-performing loans, including non-performing loans held for sale, were $576.5 million as of March 31, 2014. This represents an increase of $26.2 million, or 5%, from $550.4 million as of December 31, 2013.  This increase was primarily related to the inflow of a $23.3 million commercial mortgage loan in Puerto Rico and an increase of $11.4 million of non-performing residential mortgage loans.

Non-performing commercial mortgage loans, including non-performing commercial mortgage loans held for sale, increased by $25.4 million, or 20%, from December 31, 2013. The increase was primarily driven by the inflow of the aforementioned $23.3 million loan in Puerto Rico. The inflow of this collateral dependent loan did not require an increase in the related specific reserve assigned to this loan.  In addition, there were inflows of three loans in Florida totaling $4.1 million.  These increases were partially offset by charge-offs, including a $4.7 million charge-off on a commercial mortgage loan in Puerto Rico.  Non-performing commercial mortgage loans increased by $19.7 million, $4.8 million, and $1.0 million in Puerto Rico, the United States, and the Virgin Islands, respectively, from December 31, 2013 levels.  Total inflows of non-performing commercial mortgage loans of $32.1 million during the first quarter of 2014 decreased by $59.0 million compared to $91.1 million for the same period in 2013.

Non-performing C&I loans decreased by $0.8 million compared to December 31, 2013, driven by charge-offs and principal repayments, including charge-offs amounting to $12.5 million related to four collateral dependent loans in Puerto Rico. This was partially offset by inflows of four loans individually in excess of $2 million totaling $11.9 million, also in Puerto Rico.  Total inflows of non-performing C&I loans increased to $20.7 million during the first quarter of 2014 compared to inflows of $20.2 million for the same period in 2013.

Non-performing construction loans, including non-performing construction loans held for sale, decreased by $8.5 million, or 8%, from December 31, 2013, primarily reflecting two loans paid off in the United States totaling $4.1 million, a $1.7 million loan transferred to the OREO portfolio in the Virgin Islands, and a loan of $1.0 million paid off in Puerto Rico.  The inflows of non-performing construction loans of $0.1 million during the first quarter of 2014 decreased compared to inflows of $6.0 million for the same period in 2013.

The following table presents the activity of commercial and construction non-performing loans held for investment:

	Commercial Mortgage	Commercial & Industrial	Construction
(In thousands)
Year ended March 31, 2014
Beginning balance	$120,107	$114,833	$58,866
Plus:
Additions to non-performing	32,084	20,655	111
Less:
Non-performing loans transferred to OREO	(231)	-	(2,174)
Non-performing loans charged-off	(5,810)	(14,422)	(871)
Loans returned to accrual status/loan collections	(1,790)	(5,895)	(5,545)
Reclassification	1,175	(1,175)	-
Ending balance	$145,535	$113,996	$50,387

Non-performing commercial and construction loans held for sale remained flat at $54.8 million as of March 31, 2014.

Total non-performing commercial and construction loans, including non-performing loans held for sale, with a book value of $364.7 million as of March 31, 2014 are being carried at 54.6% of unpaid principal balance, net of specific reserves.

 Non-performing residential mortgage loans increased by $11.4 million, or 7%, from December 31, 2013.  The increase was mainly driven by inflows of $34.9 million during the quarter, partially offset by loans brought current, foreclosures, and charge-offs.  The inflows of non-performing residential mortgage loans of $34.9 million during the first quarter of 2014 decreased compared to inflows of $47.2 million for the same period in 2013.  Most of the loans included in the bulk sale of non-performing residential assets that was completed in the second quarter of 2013 were at a later stage of the foreclosure process; thus, foreclosures and charge-offs that in the past offset the inflows of loans to non-performing status significantly decreased since the completion of the bulk sale. Approximately $124.7 million, or 72% of total non-performing residential mortgage loans, have been written down to their net realizable value.

The following table presents the activity of residential non-performing loans held for investment:

Quarter Ended
(In thousands)	March 31, 2014

Beginning balance	$161,441
Plus:
Additions to non-performing	34,883
Less:
Non-performing loans transferred to OREO	(1,968)
Non-performing loans charged-off	(5,222)
Loans returned to accrual status/loan collections	(16,338)
Ending balance	$172,796

The level of non-performing consumer loans, including finance leases, showed a $1.2 million decrease during the first quarter of 2014 mainly related to auto loans and boat financings.  The inflows of non-performing consumer loans of $16.3 million increased $3.0 million compared to inflows of $13.3 million for the same period in 2013.

As of March 31, 2014, approximately $163.6 million of the loans placed in non-accrual status, mainly construction and commercial loans, were current, or had delinquencies of less than 90 days in their interest payments, including $76.3 million of TDRs maintained in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability. Collections on these loans are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

During the quarter ended March 31, 2014, interest income of approximately $1.0 million related to non-performing loans with a carrying value of $315.6 million as of March 31, 2014, mainly non-performing construction and commercial loans, was applied against the related principal balances under the cost-recovery method.

        The allowance to non-performing loans held for investment ratio as of March 31, 2014 was 51.13%, compared to 57.69% as of December 31, 2013. As of March 31, 2014, approximately $175.2 million, or 33.6%, of total non-performing loans held for investment have been charged-off to their net realizable value as shown in the following table, compared to $141.3 million, or 28.5%, as of December 31,2013:

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	C&I Loans	Construction Loans	Consumer and Finance Leases	Total
As of March 31, 2014
Non-performing loans held for investment
charged-off to realizable value	$124,705	$27,738	$18,989	$2,177	$1,590	$175,199
Other non-performing loans held
for investment	48,091	117,797	95,007	48,210	37,471	346,576
Total non-performing loans held
for investment	$172,796	$145,535	$113,996	$50,387	$39,061	$521,775

Allowance to non-performing loans held for
investments	17.66%	45.70%	69.82%	54.40%	160.66%	51.13%
Allowance to non-performing loans held for
investments, excluding non-performing loans
charged-off to realizable value	63.06%	56.46%	83.77%	56.86%	167.48%	76.91%

As of December 31, 2013
Non-performing loans held for investment
charged-off to realizable value	$100,181	$4,790	$32,809	$2,294	$1,192	$141,266
Other non-performing loans held
for investment	61,260	115,317	82,024	56,572	39,110	354,283
Total non-performing loans held
for investment	$161,441	$120,107	$114,833	$58,866	$40,302	$495,549

Allowance to non-performing loans held for
investments	20.51%	60.89%	74.28%	60.84%	145.15%	57.69%
Allowance to non-performing loans held for
investments, excluding non-performing loans
charged-off to realizable value	54.05%	63.42%	103.99%	63.31%	151.48%	80.80%

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program, as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans in the U.S. mainland fit the definition of TDRs. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of March 31, 2014, the Corporation’s total TDR loans of $622.3 million consisted of $338.3 million of residential mortgage loans, $89.8 million of commercial and industrial loans, $148.8 million of commercial mortgage loans, $17.2 million of construction loans, and $28.2 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $0.3 million as of March 31, 2014.

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

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDR when the trial offer is made and continue to be classified as TDR regardless of whether the borrower enters into a permanent modification. As of March 31, 2014, the Corporation classified an additional $11.1 million of residential mortgage loans as TDRs that were participating in or had been offered a trial modification.

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

The following table provides a breakdown between accrual and nonaccrual TDRs:

(In thousands)	March 31, 2014
	Accrual	Nonaccrual (1) (2)	Total TDRs

Non-FHA/VA Residential Mortgage loans	$256,605	$81,674	$338,279
Commercial Mortgage Loans	78,073	70,742	148,815
Commercial and Industrial Loans	53,995	35,844	89,839
Construction Loans:
Land	949	2,485	3,434
Construction-commercial	-	3,884	3,884
Construction-residential	3,316	6,534	9,850
Consumer Loans - Auto	8,576	5,802	14,378
Finance Leases	2,134	106	2,240
Consumer Loans - Other	9,299	2,302	11,601
Total Troubled Debt Restructurings	$412,947	$209,373	$622,320

(1)

Included in non-accrual loans are $76.3 million in loans that are performing under the terms of a restructuring agreement but are reported  in non-accrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to  accrual status and there is no doubt about full collectability.

(2)	Excludes non-accrual TDRs transferred to held for sale with a carrying value of $45.8 as of March 31, 2014.

 The REO portfolio, which is part of non-performing assets, decreased by $21.6 million. The following table shows the activity during the quarter ended March 31, 2014 of the REO portfolio by geographic region and type of property:

(In thousands)	As of March 31, 2014
	Puerto Rico			Virgin Islands			Florida			Consolidated
	Residential	Commercial	Construction	Residential	Commercial	Construction	Residential	Commercial	Construction
Beginning Balance	$34,875	$72,845	$16,131	$2,184	$2,002	$10,708	$3,227	$15,625	$2,596	$160,193
Additions	4,844	250	381	322	-	1,794	585	-	-	8,176
Sales	(4,250)	(2,978)	(41)	(400)	(1,829)	-	(270)	(12,648)	(570)	(22,986)
Fair value adjustments	(1,537)	(3,510)	(518)	(135)	(55)	(66)	(102)	(535)	(303)	(6,761)
	$33,932	$66,607	$15,953	$1,971	$118	$12,436	$3,440	$2,442	$1,723	$138,622

The over 90-day delinquent, but still accruing, loans, excluding loans guaranteed by the U.S. Government, increased during the first quarter of 2014 by $0.5 million to $41.9 million, or 0.45% of total loans held for investment, as of March 31, 2014.  Loans 30 to 89 days delinquent increased by $2.9 million, to $267.7 million as of March 31, 2014.

Net Charge-offs and Total Credit Losses

Total net charge-offs for the first quarter of 2014 were $51.0 million, or 2.11% of average loans on an annualized basis, compared to $204.0 million, or an annualized 8.10%, for the first quarter of 2013.  Net charge-offs in the first quarter of 2013 included $134.5 million of charge-offs related to the bulk sale and the transfer of loans to held for sale. Excluding the impact of charge-offs related to the bulk sale and the transfer of loans to held for sale, total net charge-offs for the first quarter of 2014 were $18.5 million lower than the same period in 2013.  The decrease primarily reflects the impact in 2013 of a $25.4 million charge-off related to a single commercial relationship restructured in the first quarter of 2013 into a split Note A/Note B.

C&I loans net charge-offs in the first quarter of 2014 totaled $21.8 million, or an annualized 2.90% of related average loans, compared to $84.8 million, or an annualized 11.16%, for the first quarter of 2013.  C&I loans net charge-offs in the first quarter of 2013 included $44.7 million of charge-offs related to the bulk sale.  Excluding the impact of charge-offs related to the bulk sale, C&I net charge-offs for the first quarter of 2014 were $18.4 million lower than the same period in 2013.  Substantially all of the charge-offs recorded in the first quarter of 2014 were in Puerto Rico, including individual charge-offs in excess of $2 million associated with three collateral dependent loans in Puerto Rico totaling $11.1 million and a $7.0 million charge-off associated with a $37.0 million adversely classified loan paid off in Puerto Rico.

Commercial mortgage loans net charge-offs in the first quarter of 2014 were $5.8 million, or an annualized 1.27% of related average loans, compared to $56.0 million, or an annualized 12.06%, for the first quarter of 2013.  Commercial mortgage loans net charge-offs in the first quarter of 2013 included $54.6 million of charge-offs related to the bulk sale and the transfer of loans to held for sale.  Excluding the impact of charge-offs related to the bulk sale and the transfer of loans to held for sale, commercial mortgage loans net charge-offs for the first quarter of 2014 were $4.4 million higher than the same period in 2013.  Commercial mortgage loans net charge-offs in the first quarter of 2014 were primarily in Puerto Rico, including $4.7 million related to a single relationship.

Construction loans net charge-offs in the first quarter of 2014 were $0.4 million, or an annualized 0.65% of related average loans, compared to $38.5 million, or an annualized 44.66%, for the first quarter of 2013.  Construction loans net charge-offs in the first quarter of 2013 included $34.2 million of charge-offs related to the bulk sale and the transfer of loans to held for sale. Excluding the impact of charge-offs related to the bulk sale and the transfer of loans to held for sale, construction net charge-offs for the first quarter of 2014 were $3.9 million lower than the same period in 2013.

Residential mortgage loans net charge-offs in the first quarter of 2014 were $6.4 million, or an annualized 1.00% of related average loans, compared to $11.6 million, or an annualized 1.65%, for the first quarter of 2013.  Residential mortgage loans net charge-offs in the first quarter of 2013 included $1.0 million of charge-offs related to the bulk sale.  Excluding the impact of charge-offs related to the bulk sale, residential mortgage loans net charge-offs for the first quarter of 2014 were $4.2 million lower than the same period in 2013 mainly due to a reduced amount of impaired loans after the bulk sale that was completed in the second quarter of 2013.  Approximately $5.1 million in charge-offs for the first quarter of 2014 resulted from valuations for impairment purposes of residential mortgage loans considered homogeneous given high delinquency and loan-to-value levels, compared to $6.8 million in the first quarter of 2013.  Net charge-offs on residential mortgage loans also included $1.0 million related to foreclosures, compared to $2.8 million in the first quarter of 2013.

Net charge-offs of consumer loans and finance leases in the first quarter of 2014 were $16.7 million, or an annualized 3.23% of related average loans, compared to $13.0 million, or an annualized 2.59% of average loans in the first quarter of 2013.  The increase is mainly attributable to the auto loan portfolio.

The following table presents annualized net charge-offs to average loans held-in-portfolio:

	Quarter Ended
	March 31, 2014	March 31, 2013

Residential mortgage loans (1)	1.00%	1.65%
Commercial mortgage (2)	1.27%	12.06%
Commercial and industrial (3)	2.90%	11.16%
Construction loans (4)	0.65%	44.66%
Consumer loans (5) (6)	3.23%	2.59%
Total loans (7)	2.11%	8.10%
_______________
(1)

Includes net charge-offs totaling $1.0 million associated with the bulk loan sale in the first quarter of 2013. The ratio of residential mortgage net-charge offs to average loans, excluding charge-offs associated with the bulk loan sale, was 1.50%.

(2)

Includes net charge-offs of $54.6 million associated with the bulk loan sale and the transfer of loans to held for sale in the first quarter of 2013. The ratio of commercial mortgage net charge-offs to average loans, excluding charge-offs associated with the bulk loan sale and the transfer of loans to held for sale, was 0.34%.

(3)

Includes net charge-offs totaling $44.7 million associated with the bulk loan sale in the first quarter of 2013. The ratio of commercial and industrial net charge-offs to average loans, excluding charge-offs associated with the bulk loan sale, was 5.47%.

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

The following table presents net charge-offs (annualized) to average loans held-in-portfolio by geographic segment:

	Quarter Ended
	March 31,	March 31,
	2014	2013
PUERTO RICO:
Residential mortgage (1)	1.27%	2.03%
Commercial mortgage (2)	1.58%	15.35%
Commercial and Industrial (3)	3.27%	11.68%
Construction (4)	0.45%	40.80%
Consumer and finance leases	3.32%	2.65%
Total loans (5)	2.47%	8.64%
VIRGIN ISLANDS:
Residential mortgage	0.22%	0.16%
Commercial mortgage	0.39%	0.00%
Commercial and Industrial	0.11%	4.13%
Construction (6)	3.73%	62.87%
Consumer and finance leases	0.53%	0.48%
Total loans (7)	0.63%	9.36%
FLORIDA:
Residential mortgage	0.11%	0.70%
Commercial mortgage (8)	-0.03%	-0.02%
Commercial and Industrial (9)	0.00%	-0.01%
Construction (10)	-6.40%	-1.59%
Consumer and finance leases	1.64%	1.98%
Total loans (11)	-0.12%	0.30%
__________
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

(8)	For the first quarter of 2014 and 2013, recoveries in commercial mortgage loans in Florida exceeded charge-offs.
(9)	For the first quarter of 2013, recoveries in commercial and industrial loans in Florida exceeded charge-offs.
(10)	For the first quarter of 2014 and 2013, recoveries in construction loans in Florida exceeded charge-offs.
(11)	For the first quarter of 2014, recoveries in total loans in Florida exceeded charge offs.

    Total credit losses (equal to net charge-offs plus losses on REO operations) for the first quarter of 2014 amounted to $56.8 million, or 2.31% on an annualized basis to average loans and repossessed assets, in contrast to credit losses of $211.3  million, or a loss rate of 8.23%, for the same period in 2013 including the results of the bulk sale.

The following table presents a detail of the OREO inventory and credit losses for the periods indicated:

	Quarter Ended
	March 31,
	2014	2013
	(Dollars in thousands)
OREO
OREO balances, carrying value:
Residential	$39,343	$71,902
Commercial	69,167	67,851
Construction	30,112	41,726
Total	$138,622	$181,479

OREO activity (number of properties):
Beginning property inventory,	496	716
Properties acquired	69	119
Properties disposed	(65)	(115)
Ending property inventory	500	720

Average holding period (in days)
Residential	459	330
Commercial	399	376
Construction	649	356
	473	354
OREO operations (loss) gain:
Market adjustments and (losses) gain on sale:
Residential	$(1,873)	$(3,146)
Commercial	(2,257)	(1,152)
Construction	(450)	(1,192)
	(4,580)	(5,490)
Other OREO operations expenses	(1,257)	(1,820)
Net Loss on OREO operations	$(5,837)	$(7,310)

CHARGE-OFFS
Residential charge offs, net	(6,353)	(11,580)
Commercial charge offs, net	(27,571)	(140,865)
Construction charge offs, net	(353)	(38,515)
Consumer and finance leases charge-offs, net	(16,718)	(13,046)
Total charge-offs, net	(50,995)	(204,006)
TOTAL CREDIT LOSSES (1)	$(56,832)	$(211,316)

LOSS RATIO PER CATEGORY (2):
Residential	1.27%	2.04%
Commercial	2.43%	11.41%
Construction	1.31%	42.01%
Consumer	3.20%	2.57%
TOTAL CREDIT LOSS RATIO (3)	2.31%	8.23%
________
(1)	Equal to OREO operations (losses) gains plus charge-offs, net.
(2)	Calculated as net charge-offs plus market adjustments and gains (losses) on sale of OREO divided by average loans and repossessed assets.
(3)	Calculated as net charge-offs plus net loss on OREO operations divided by average loans and repossessed assets.

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

Concentration Risk

The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. However, the Corporation has diversified its geographical risk as evidenced by its operations in the Virgin Islands and in Florida. Of the total gross loans held for investment of $9.6 billion as of March 31, 2014, approximately 84% have credit risk concentration in Puerto Rico, 9% in the United States, and 7% in the Virgin Islands.

Exposure to Puerto Rico Government

    As of March 31, 2014, the Corporation had $454.2 million of credit facilities granted to the Puerto Rico government, its municipalities and public corporations, of which $403.9 million was outstanding, compared to $397.8 million outstanding as of December 31, 2013. Approximately $200.3 million of the outstanding credit facilities consists of loans to municipalities in Puerto Rico. Municipal debt exposure is secured by ad valorem taxation without limitation as to rate or amount on all taxable property within the boundaries of each municipality. The good faith, credit, and unlimited taxing power of each applicable municipality have been pledged to the repayment of all outstanding bonds and notes. Approximately $84.5 million consists of loans to public corporations that receive revenues from the rates they charge for services or products, such as electric power services, including credit extended to the Puerto Rico Electric Power Authority for fuel purchases that have priority over senior bonds and other debt. Main public corporations have varying degrees of independence from the central government and many receive appropriations or other payments from Puerto Rico’s government general fund. Approximately $119.2 million consists of loans to the central government or units of the central government. Debt issued by the central government can either carry the full faith, credit, and taxing power of the Commonwealth of Puerto Rico or represent an obligation, that is subject to annual budget appropriations. Furthermore, the Corporation had $201.7 million outstanding as of March 31, 2014 in financing to the hotel industry in Puerto Rico guaranteed by the TDF. The TDF is a subsidiary of the GDB that works with private-sector financial institutions to structure financings for new hospitality projects.

In addition, as of March 31, 2014, the Corporation held approximately $76.2 million of Puerto Rico government and agencies bond obligations, mainly bonds of the GDB and the Puerto Rico Building Authority, as part of its available-for-sale investment securities portfolio, which were reflected at their aggregate fair value of $61.4 million.

As of March 31, 2014, the Corporation had $550.3 million of public sector deposits in Puerto Rico ($292.7 million in transactional accounts and $257.6 million in time deposits) compared to $546.5 million as of December 31, 2013.  Approximately 21% came from municipalities in Puerto Rico and 79% came from public corporations and the central government. In April 2014, the government withdrew approximately $106.6 million of deposits.

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

Basis of Presentation

The Corporation has included in this Form 10-Q the following financial measures that are not recognized under generally accepted accounting principles, which are referred to as non-GAAP financial measures: (i) the calculation of net interest income, interest rate spread and net interest margin rate on a tax-equivalent basis and excluding changes in the fair value of derivative instruments; (ii) the calculation of the tangible common equity ratio and the tangible book value per common share, (iii) the Tier 1 common equity to risk-weighted assets ratio, and (iv) certain other financial measures adjusted to exclude the effect of the bulk sale of assets and the transfer of loans to held for sale in the first quarter of 2013. Investors should be aware that non-GAAP financial measures have inherent limitations and should be read only in conjunction with the Corporation’s consolidated financial data prepared in accordance with GAAP.

  Net interest income, interest rate spread and net interest margin are reported excluding changes in the fair value of derivative instruments (“valuations”) and on a tax-equivalent basis. The presentation of net interest income excluding valuations provides additional information about the Corporation’s net interest income and facilitates comparability and analysis. The changes in the fair value of derivative instruments have no effect on interest due or interest earned on interest-bearing liabilities or interest-earning assets, respectively. The tax-equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a marginal income tax rate. Income from tax-exempt earning assets is increased by an amount equivalent to the taxes that would have been paid if this income had been taxable at statutory rates. Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread and net interest margin on a fully tax-equivalent basis. This adjustment puts all earning assets, most notably tax-exempt securities and certain loans, on a common basis that facilitates comparison of results to results of peers. Refer to Net Interest Income above for the table that reconciles the non-GAAP financial measure “net interest income on a tax-equivalent basis and excluding fair value changes” with net interest income calculated and presented in accordance with GAAP. The table also reconciles the non-GAAP financial measures “net interest spread and margin on a tax-equivalent basis and excluding fair value changes” with net interest spread and margin calculated and presented in accordance with GAAP.

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

To supplement the Corporation’s financial statements presented in accordance with GAAP, the Corporation provides additional measures of provision for loan and lease losses, provision for loan and lease losses to net charge-offs, net charge-offs, net charge-offs to average loans, that exclude the impact of the bulk sale of assets and the transfer of non-performing loans to held for sale in the first quarter of 2013.  In addition, the Corporation provides an additional measure of adjusted non-interest expenses.  Adjusted non-interest expenses excluded the expenses related to the bulk sale of assets completed in the first quarter of 2013.  Management believes that these non-GAAP measures enhance the ability of analysts and investors to analyze trends in the Corporation’s business and to better understand the performance of the Corporation. In addition, the Corporation may utilize these non-GAAP financial measures as a guide in its budgeting and long-term planning process. Any analysis of these non-GAAP financial measures should be used only in conjunction with results presented in accordance with GAAP. Refer to Overview of Results of Operations discussion  above for the reconciliation of these non-GAAP financial measures to the GAAP financial measures, except for the reconciliation with respect to the non-GAAP financial measure “provision for loan and lease losses to net charge-offs ratio, excluding the impact of the bulk sale of assets and loans transferred to held for sale” with the provision for loan losses to net charge-offs ratio calculated and presented in accordance with GAAP, which is included below:

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Control and Procedures

              First BanCorp’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of First BanCorp.’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2014. Based on this evaluation, as of the end of the period covered by this Form 10-Q, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

ITEM 1A.  RISK FACTORS

The Corporation’s business, operating results and/or the market price of our common and preferred stock may be significantly affected by a number of factors.  For a detailed discussion of certain risk factors that could affect the Corporation’s future operations, financial condition or results for future periods see the risk factors below and in Item 1A, “Risk Factors,” in the Corporation’s 2013 Annual Report on Form 10-K.  These factors could also cause actual results to differ materially from historical results or the results contemplated by the forward-looking statements contained in this report.  Also refer to the discussion in “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of  risk factors in the Corporation’s 2013 Form 10-K.

  Additional risks and uncertainties not currently known to the Corporation or currently deemed by the Corporation to be immaterial also may materially adversely affect the Corporation’s business, financial condition or results of operations.

The Corporation’s credit quality may be adversely affected by Puerto Rico’s current economic condition.

A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico, which has endured a prolonged period of economic and fiscal challenges. Based on the first six months of fiscal year 2013-2014, the main economic indicators suggest that the Puerto Rico economy remains weak. According to the Puerto Rico Planning Board, the Commonwealth’s gross national product (“GNP”) contracted (in real terms) from 2006 through 2011, reflecting its first period of slight economic growth in 2012 and 2013 when GNP grew 0.9% and 0.3%, respectively. For the fiscal years ending June 30, 2014 and 2015, the Puerto Rico Planning Board projects a slight economic growth in real gross national product of 0.1% and 0.2%, respectively. This continued period of economic stagnation may have an adverse effect on employment and could have an adverse effect on Commonwealth tax revenues and, consequently, on the Commonwealth’s ability to achieve a balanced budget.

The Government has implemented a multi-year budget plan for reducing the deficit, as its access to the municipal bond market and its credit ratings depend, in part, on achieving a balanced budget. Some of the measures implemented by the government include increasing corporate taxes and reforming the employee retirement systems of the Commonwealth. Since the government is an important source of employment in Puerto Rico, these measures had a temporary adverse effect on the island’s already weak economy.  The seasonally adjusted unemployment rate in Puerto Rico increased to 14.7% in March 2014, compared to 13.7% a year ago. The government continues evaluating alternatives to decrease the general fund fiscal budget deficit.  The fiscal year 2014 approved budget was configured with an $820 million deficit, expected to be covered with $575 million in general obligation debt service refinancing and $245 million in new deficit financing from the Government Development Bank of Puerto Rico (GDB). On February 3, 2014, the government announced that it would reduce the fiscal year 2014 deficit to $650 million by proposing legislation to reduce fiscal year 2014 appropriations by $170 million. On April 29, 2014, the Governor of Puerto Rico presented a balanced budget for fiscal year 2015.  The Governor proposed $1.4 billion in cuts and adjustments by consolidating 25 government agencies and imposing an average 8 percent spending cut for most agencies, among other things. The proposed budget pledged $775 million to pay off debt, $525 million more than in last year's budget.  Legislators will debate it in upcoming weeks, with approval needed before June 30, 2014.

The payroll non-farm employment decreased by 2.2% in March 2014, compared to March 2013.The economy of Puerto Rico is highly sensitive to global oil prices since the island does not have a significant mass transit system available to the public and most of its electricity is powered by oil, making it highly vulnerable to fluctuations in oil prices. A substantial increase in the price of oil could adversely impact the economy adversely by reducing disposable income and increasing the operating costs for most businesses and government operations. Consumer spending is particularly sensitive to wide fluctuations in oil prices. Several bills have been filed at the Legislative Assembly that address energy costs in Puerto Rico. One bill supported by the Governor proposes to transform the Telecommunications Regulatory Board into the Energy and Telecommunications Commission, which will be responsible for all energy and telecommunications regulatory matters. This new entity would also be responsible for all tariff-related issues. Another bill recently approved by the Senate proposes the creation of a regulatory agency that will approve or reject energy rates for all energy producers in Puerto Rico and would be responsible for opening up Puerto Rico’s energy market to competition. Both proposals aim to substantially reduce Puerto Rico’s energy costs.

The decline in Puerto Rico’s economy since 2006 has resulted, among other things, in a decline in our loan originations, an increase in the level of our non-performing assets, loan loss provisions and charge-offs, particularly in our construction and commercial loan portfolios, an increase in the rate of foreclosure loss on mortgage loans, and a reduction in the value of our loan portfolio, all of which have adversely affected our profitability. Any potential deterioration of economic activity could result in further adverse effects on our profitability.

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

On February 7, 2014, Moody’s Investors Service (“Moody’s”) lowered its rating on the general obligation bonds of the Commonwealth two notches, from “Baa3” to “Ba2”, which is a non-investment grade rating. Moody’s also lowered its rating on the bonds of several other Commonwealth issuers to “Ba2,” including GDB. On February 10, 2014, Fitch Ratings (“Fitch”) lowered its rating on the general obligation bonds of the Commonwealth by two notches from “BBB-” to “BB”, which is a non-investment grade rating. Fitch also lowered its ratings on the bonds of several other government agencies. Fitch maintained its “AA-” and“A+” ratings on COFINA’s senior and subordinate bonds. It is uncertain how the financial markets may react to any potential further ratings downgrade of Puerto Rico’s debt obligation. However, further deterioration in the fiscal situation, could adversely affect the value of our portfolio of Puerto Rico government and agencies securities.

    As of March 31, 2014, the Corporation had $454.2 million of credit facilities granted to the Puerto Rico government, its municipalities and public corporations, of which $403.9 million was outstanding, compared to $397.8 million outstanding as of December 31, 2013. Approximately $200.3 million of the outstanding credit facilities consists of loans to municipalities in Puerto Rico. Municipal debt exposure is secured by ad valorem taxation without limitation as to rate or amount on all taxable property within the boundaries of each municipality. The good faith, credit, and unlimited taxing power of each applicable municipality have been pledged to the repayment of all outstanding bonds and notes. Approximately $84.5 million consists of loans to public corporations that receive revenues from the rates they charge for services or products, such as electric power services, including credit extended to the Puerto Rico Electric Power Authority for fuel purchases that have priority over senior bonds and other debt. Main public corporations have varying degrees of independence from the central government and many receive appropriations or other payments from the Puerto Rico’s government general fund. Approximately $119.2 million consists of loans to the central government or units of the central government. Debt issued by the central government can either carry the full faith, credit, and taxing power of the Commonwealth of Puerto Rico or represent an obligation, that is subject to annual budget appropriations. Furthermore, the Corporation had $201.7 million outstanding as of March 31, 2014 in financing to the hotel industry in Puerto Rico guaranteed by the TDF. The TDF is a subsidiary of the GDB that works with private-sector financial institutions to structure financings for new hospitality projects.

In addition, as of March 31, 2014, the Corporation held approximately $76.2 million of Puerto Rico government and agencies bond obligations, mainly bonds of the GDB and the Puerto Rico Buildings Authority, as part of its available-for-sale investment securities portfolio, which were reflected at their aggregate fair value of $61.4 million.  In mid-August 2013, the 30-year general obligation bonds of the Puerto Rico government, which are widely held by mutual funds, carried a yield of about 7.1%, which increased during the latter part of the third quarter of 2013, surpassing 10% at one point in September amid a general run-up in interest rates and significant selling by investors after Detroit filed for the largest municipal bankruptcy in United States history. The debt carried a yield of approximately 7.99% as of March 31, 2014. Based on S&P’s definition of a BB credit rating, the debt rating suggests that S&P views the Puerto Rico government’s obligation as less vulnerable to nonpayment in the near term than other speculative issues. However, it faces major ongoing uncertainties or exposure to adverse business, financial or economic conditions; thus, the ultimate impact of the downgrades is unpredictable and may not be immediately apparent.

The decrease in value during 2013 of the Puerto Rico government and agencies bonds held by the Corporation was mainly the result of the decrease on prices in the municipal bonds market caused by the Detroit default and subsequent significant sales of municipal bonds. The price declines also showed a correlation to benchmark interest rate movements. The Corporation believes that the declines in value in 2013 resulted from the above factors and not a change in expected cash flows. The issuers of Puerto Rico government and agencies bonds held by the Corporation have not defaulted, and the contractual payments on these securities have been made as scheduled. On March 11, 2014, the Commonwealth of Puerto Rico sold $3.5 billion in general obligation bonds at a yield of 8.73% to refinance short-term liabilities and to address liquidity needs. The fair value of Puerto Rico government obligations held by the Corporation increased by $4.8 million during the first quarter of 2014.

As of March 31, 2014, the Corporation had $550.3 million of public sector deposits in Puerto Rico ($292.7 million in transactional accounts and $257.6 million in time deposits) compared to $546.5 million as of December 31, 2013.  Approximately 21% came from municipalities in Puerto Rico and 79% came from public corporations and the central government.

In 2014, Act 24-2014 was approved by the Puerto Rico Legislature, seeking to further strengthen the liquidity of the GDB and the GDB’s oversight over public funds.  Among other measures, Act 24-2014 grants the GDB the ability to exercise additional oversight of certain public funds deposited at private financial institutions and grants the GDB the legal authority, subject to an entity’s ability to request waivers under certain specified circumstances, to require such public funds (other than funds of the Legislative Branch, the

Judicial Branch, the University of Puerto Rico, governmental pension plans, municipalities and certain other independent agencies) to be deposited at the GDB, which is expected to result in a more efficient management of public resources in an effort to maximize liquidity and efficient use of public resources.  The GDB has identified approximately $450 million in public funds deposited in private financial institutions in Puerto Rico that the GDB’s management currently expects to capture in the first half of calendar year 2014.  The Corporation believes that $250 million in public deposits held by the Corporation are at high risk of migration.  In April 2014, the government withdrew approximately $106.6 million.  Current and future liquidity levels have been planned considering the risk of migration.  As such, no material adverse effects are expected as a result of the potential further reduction in public funds.  The Corporation will continue to focus on transactional accounts and capture deposits from entities excluded from Act 24-2014.

Financial difficulties and failures of other financial institutions could adversely affect us.

Financial difficulties and failures of financial institutions could have a material adverse effect on our financial condition and results of operation. Financial institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to different industries and counterparties and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, investment companies and other institutional clients. In certain of these transactions, we are required to post collateral to secure the obligations to the counterparties. In the event of a bankruptcy or insolvency proceeding involving one of such counterparties, we may experience delays in recovering the assets posted as collateral, or we may incur a loss to the extent that the counterparty was holding collateral in excess of the obligation to such counterparty.

In addition, many of these transactions expose us to credit risk in the event of a default by our counterparty or our client. This credit risk may be exacerbated if the collateral we hold cannot be realized or is sold at prices below our derivative exposure or the full amount of a loan.

Our largest loan to one borrower, excluding our exposure to the Puerto Rico Government, as of March 31, 2014 in the amount of $235.9 million is with one financial institution in Puerto Rico, Doral Financial Corporation, the holding company of Doral Bank, its insured banking subsidiary. This loan is secured by individual real estate loans, mostly 1-4 single family residential mortgage loans in Puerto Rico, and is subject to collateral substitution that requires the borrower to substitute defaulted loans. Doral Financial’s ability to timely repay this loan or substitute defaulted loans may be adversely affected by the implications of a recent decision by the FDIC that Doral Financial Corporation announced in a Current Report on Form 8-K filed on May 1, 2014.  In this report, Doral Financial announced that the FDIC’s decision that Doral Bank may no longer include in its calculation of Tier 1 capital significant tax receivables from the Government of Puerto Rico, would mean that Doral Bank would not be in compliance with the capital requirements imposed by the FDIC in a Consent Order that Doral Bank entered into with the FDIC in August 2012. Doral Financial is subject to a Written Agreement dated September 11, 2012 with the Federal Reserve Bank of New York. Doral Financial explained in the report that it is developing a revised capital plan for regulatory approval under which it would seek immediate financial support from equity and debt holders and/or external sources. If Doral Bank fails to timely pay principal and interest on the secured loan or doesn’t comply with the collateral substitution provision, legal action could be necessary to enforce the Corporation’s rights under our secured loan agreement with Doral Financial. In such event, the Corporation could be subject to a risk of loss on the secured loan if the cash flows from the underlying collateral are not sufficient to recover the full amount of the loan.

Any losses resulting from our routine funding transactions may materially and adversely affect our financial condition and results of operations.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a)       In March, 2014, the Corporation issued an aggregate of 1,075,283 shares of its common stock in exchange for an aggregate of 249,477 shares of the Corporation’s Series A through E Preferred Stock, having an aggregate liquidation value of $6.2 million. The shares of common stock were issued to two holders of the Series A through E Preferred Stock in reliance upon the exemption set forth in Section 3(a)(9) of the Securities Act of 1933, as amended, for securities exchanged by an issuer with existing security holders where no commission or other remuneration is paid or given directly or indirectly by the issuer for soliciting such exchange. The shares of Preferred Stock exchanged by the holders were originally registered by the Corporation under the Securities Act of 1933, as amended.

b)       Not applicable.

c)       Purchase of equity securities by the issuer and affiliated purchases. The following table provides information relating to the Corporation’s purchases of shares of its common stock in the first quarter of 2014.

Period	Total number of shares purchased (1)	Average price paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under These Plans or Programs

January, 2014	6,859	$5.69	-	-
February, 2014	7,871	4.66	-	-
March, 2014	30,167	5.78	-	-
Total	44,897	$5.57	-	-

(1)

Reflects shares of common stock withheld from the common stock paid to certain senior officers as additional compensation which the Corporation calls salary stock, and upon vesting of restricted stock to cover minimum tax withholding obligations. The Corporation intends to continue to satisfy statutory tax withholding obligations in connection with shares paid as salary stock to certain senior officers and the vesting of outstanding restricted stock through the withholding of shares. The Corporation’s purchase of certain outstanding shares of preferred stock is discussed in subitem (a) above.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp.
Registrant

Date: May 12, 2014	By:	/s/ Aurelio Alemán
Aurelio Alemán
President and Chief Executive Officer

Date: May 12, 2014	By:	/s/ Orlando Berges
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

31.1 – CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 - CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 - CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 - CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1- Interactive Data File (Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, furnished in XBRL (eXtensible Business Reporting Language)