Form 10-Q
period 2014-06-30
FIRST BANCORP /PR/
filed 2014-08-11
CIK 1057706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

____________

FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Common stock:  212,764,795 shares outstanding as of July 31, 2014.

FIRST BANCORP.

INDEX PAGE

PART I FINANCIAL INFORMATION	PAGE
Item 1. Financial Statements:
Consolidated Statements of Financial Condition (Unaudited) as of June 30, 2014 and December 31, 2013	5
Consolidated Statements of Income (Loss) (Unaudited) – Quarters ended June 30, 2014 and 2013 and six-month periods ended June 30, 2014 and 2013	6
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) – Quarters ended June 30, 2014 and 2013 and six-month periods ended June 30, 2014 and 2013	7
Consolidated Statements of Cash Flows (Unaudited) – Six-month periods ended June 30, 2014 and 2013	8
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) – Six-month periods ended June 30, 2014 and 2013	9
Notes to Consolidated Financial Statements (Unaudited)	10
Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	80
Item 3. Quantitative and Qualitative Disclosures About Market Risk	154
Item 4. Controls and Procedures	154

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	155
Item 1A. Risk Factors	155
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	158
Item 3. Defaults Upon Senior Securities	159
Item 4. Mine Safety Disclosures	159
Item 5. Other Information	159
Item 6. Exhibits	159

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

First BanCorp. wishes to caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and to advise readers that various factors, including, but not limited to, the following, could cause actual results to differ materially from those expressed in, or implied by, such “forward-looking statements”:

•         uncertainty about whether the Corporation  and FirstBank Puerto Rico (“FirstBank” or “the Bank”) will be able to fully comply with the written agreement dated June 3, 2010 (the “Written Agreement”) that the Corporation entered into with the Federal Reserve Bank of New York (the “New York FED” or “Federal Reserve”) and the consent order dated June 2, 2010 (the “FDIC Order”) and together with the Written Agreement, (the “Agreements”) that the Corporation’s banking subsidiary, FirstBank, entered into with the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (“OCIF”) that, among other things, require the Bank to maintain certain capital levels and reduce its special mention, classified, delinquent and non-performing assets;

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

•         a credit default by the Puerto Rico government or any of its public corporations or other instrumentalities, and recent and any future downgrades of the long-term and short-term debt ratings of the Puerto Rico government, which could exacerbate Puerto Rico’s adverse economic conditions;

•         an adverse change in the Corporation’s ability to attract new clients and retain existing ones;

•         a decrease in demand for the Corporation’s products and services and lower revenues and earnings because of the continued recession in Puerto Rico, the current fiscal problems of the Puerto Rico government and recent credit downgrades of the Puerto Rico government’s debt;

•         the risk that any portion of the unrealized losses in the Corporation’s investment portfolio is determined to be other-than-temporary, including unrealized losses on the Puerto Rico government’s obligations;

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

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30, 2014	December 31, 2013
(In thousands, except for share information)
ASSETS
Cash and due from banks	$660,709	$454,302
Money market investments:
Time deposits with other financial institutions	300	300
Other short-term investments	16,653	201,069
Total money market investments	16,953	201,369
Investment securities available for sale, at fair value:
Securities pledged that can be repledged	1,038,071	1,042,482
Other investment securities	959,337	935,800
Total investment securities available for sale	1,997,408	1,978,282
Other equity securities	29,141	28,691
Investment in unconsolidated entity	-	7,279
Loans, net of allowance for loan and lease losses of $241,177
(2013 - $285,858)	9,225,924	9,350,312
Loans held for sale, at lower of cost or market	72,105	75,969
Total loans, net	9,298,029	9,426,281
Premises and equipment, net	170,056	166,946
Other real estate owned	121,842	160,193
Accrued interest receivable on loans and investments	52,092	54,012
Other assets	177,021	179,570
Total assets	$12,523,251	$12,656,925
LIABILITIES
Non-interest-bearing deposits	$851,038	$851,212
Interest-bearing deposits	8,779,750	9,028,712
Total deposits	9,630,788	9,879,924
Securities sold under agreements to repurchase	900,000	900,000
Advances from the Federal Home Loan Bank (FHLB)	320,000	300,000
Other borrowings	231,959	231,959
Accounts payable and other liabilities	134,503	129,184
Total liabilities	11,217,250	11,441,067
STOCKHOLDERS' EQUITY
Preferred stock, authorized, 50,000,000 shares:
Non-cumulative Perpetual Monthly Income Preferred Stock: issued 22,004,000 shares, outstanding 1,444,146 shares (2013 - 2,521,872 shares outstanding), aggregate liquidation
value of $36,104 (2013 - $63,047)	36,104	63,047
Common stock, $0.10 par value, authorized, 2,000,000,000 shares; issued, 213,399,037 shares
(2013 - 207,635,157 shares issued)	21,340	20,764
Less: Treasury stock (at par value)	(64)	(57)
Common stock outstanding, 212,760,158 shares outstanding (2013 - 207,068,978 shares
outstanding)	21,276	20,707
Additional paid-in capital	914,382	888,161
Retained earnings	362,646	322,679
Accumulated other comprehensive loss, net of tax of $7,752 (2013 - $7,755)	(28,407)	(78,736)
Total stockholders' equity	1,306,001	1,215,858
Total liabilities and stockholders' equity	$12,523,251	$12,656,925

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2014	2013	2014	2013

(In thousands, except per share information)

Interest and dividend income:
Loans	$144,241	$147,986	$289,084	$296,629
Investment securities	13,728	12,185	28,956	23,228
Money market investments	454	499	954	1,038
Total interest income	158,423	160,670	318,994	320,895
Interest expense:
Deposits	19,466	23,918	39,765	49,462
Securities sold under agreements to repurchase	6,430	6,470	12,798	12,887
Advances from FHLB	833	1,631	1,657	3,656
Notes payable and other borrowings	1,787	1,763	3,547	3,509
Total interest expense	28,516	33,782	57,767	69,514
Net interest income	129,907	126,888	261,227	251,381
Provision for loan and lease losses	26,744	87,464	58,659	198,587
Net interest income after provision for loan and lease losses	103,163	39,424	202,568	52,794
Non-interest income (loss):
Service charges on deposit accounts	3,290	3,098	6,493	6,478
Mortgage banking activities	3,036	4,823	6,404	9,403
Net gain (loss) on sale of investments (includes $42 accumulated other comprehensive income reclassification for other-than-temporary impairment on equity securities for the quarter and six-month
period ended June 30, 2013)	291	(42)	291	(42)
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	-	-	-	-
Portion of other-than-temporary impairment losses recognized in other
comprehensive income	-	-	-	(117)
Net impairment losses on available-for-sale debt securities	-	-	-	(117)
Equity in (loss) earnings of unconsolidated entity	(670)	648	(7,280)	(4,890)
Impairment of collateral pledged to Lehman	-	(66,574)	-	(66,574)
Insurance commission income	1,467	1,508	4,038	3,528
Other non-interest income	8,517	4,876	17,335	14,180
Total non-interest income (loss)	15,931	(51,663)	27,281	(38,034)
Non-interest expenses:
Employees' compensation and benefits	35,023	33,116	67,965	66,670
Occupancy and equipment	14,509	14,946	28,855	30,016
Business promotion	4,142	3,831	8,115	7,188
Professional fees	11,371	13,735	21,411	24,867
Taxes, other than income taxes	4,477	6,239	9,024	9,228
Insurance and supervisory fees	10,784	12,699	21,774	25,505
Net loss on other real estate owned (OREO) and OREO operations	6,778	14,829	12,615	22,139
Credit and debit card processing expenses	3,882	2,281	7,706	5,358
Communications	1,894	1,885	3,773	3,699
Other non-interest expenses	5,285	7,762	9,692	14,663
Total non-interest expenses	98,145	111,323	190,930	209,333
Income (loss) before income taxes	20,949	(123,562)	38,919	(194,573)
Income tax benefit (expense)	276	979	(611)	(643)
Net income (loss)	$21,225	$(122,583)	$38,308	$(195,216)
Net income (loss) attributable to common stockholders	$22,505	$(122,583)	$39,967	$(195,216)
Net earnings (loss) per common share:
Basic	$0.11	$(0.60)	$0.19	$(0.95)
Diluted	$0.11	$(0.60)	$0.19	$(0.95)
Dividends declared per common share	$-	$-	$-	$-

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Quarter Ended		Six-Month Period Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
(In thousands)
Net income (loss)	$21,225	$(122,583)	$38,308	$(195,216)
Available-for-sale debt securities on which an other-than-temporary impairment has been recognized:
Subsequent unrealized gain on debt securities on which an
other-than-temporary impairment has been recognized	274	592	1,187	1,435
Reclassification adjustment for other-than-temporary impairment
on debt securities included in net income	-	-	-	117
All other unrealized holding gains (losses) on available-for-sale securities:
All other unrealized holding gains (losses) arising
during the period	27,806	(60,176)	49,430	(69,746)
Reclassification adjustments for net gain included in net income	(291)	-	(291)	-
Reclassification adjustment for other-than-temporary impairment
on equity securities	-	42	-	42
Income tax benefit (expense) related to items of other comprehensive income	1	(422)	3	(422)
Other comprehensive income (loss) for the period, net of tax	$27,790	$(59,964)	$50,329	$(68,574)
Total comprehensive income (loss)	$49,015	$(182,547)	$88,637	$(263,790)

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Six-Month Period Ended
	June 30,	June 30,
	2014	2013
(In thousands)
Cash flows from operating activities:
Net income (loss)	$38,308	$(195,216)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	10,574	11,933
Amortization of intangible assets	2,488	3,039
Provision for loan and lease losses	58,659	198,587
Deferred income tax benefit	(1,352)	(2,154)
Stock-based compensation	1,960	1,321
Gain on sales of investments, net	(291)	-
Other-than-temporary impairments on debt securities	-	117
Other-than-temporary impairments on equity securities	-	42
Equity in loss of unconsolidated entity	7,280	4,890
Impairment of collateral pledged to Lehman	-	66,574
Derivative instruments and financial liabilities measured at fair value, gain	(173)	(1,974)
Gain on sale of premises and equipment and other assets	(32)	-
Net gain on sales of loans	(3,868)	(4,870)
Net amortization of premiums, discounts and deferred loan fees and costs	(1,564)	(2,078)
Originations and purchases of loans held for sale	(141,099)	(306,579)
Sales and repayments of loans held for sale	157,964	263,072
Loans held for sale valuation adjustment	-	6,103
Amortization of broker placement fees	3,501	4,182
Net amortization of premium and discounts on investment securities	869	6,713
Increase (decrease) in accrued income tax payable	5,013	(1,623)
Decrease (increase) in accrued interest receivable	1,920	(2,965)
Increase in accrued interest payable	2,449	1,257
Decrease in other assets	12,480	20,702
(Decrease) increase in other liabilities	(4,940)	16,116
Net cash provided by operating activities	150,146	87,189

Cash flows from investing activities:
Principal collected on loans	1,619,024	1,363,136
Loans originated and purchased	(1,582,527)	(1,545,408)
Proceeds from sales of loans held for investment	16,558	296,610
Proceeds from sales of repossessed assets	35,344	60,568
Proceeds from sales of available-for-sale securities	4,855	-
Purchases of available-for-sale securities	(88,493)	(541,910)
Proceeds from principal repayments and maturities of available-for-sale securities	114,277	207,810
Additions to premises and equipment	(13,689)	(4,999)
Proceeds from sale of premises and equipments and other assets	37	-
Net redemptions/sales of other equity securities	(450)	6,436
Net cash provided by (used in) investing activities	104,936	(157,757)

Cash flows from financing activities:
Net (decrease) increase in deposits	(252,637)	108,917
Net FHLB advances proceeds (paid)	20,000	(150,000)
Repurchase of outstanding common stock	(392)	(233)
Issuance costs of common stock issued in exchange for preferred stock Series A through E	(62)	-
Net cash used in financing activities	(233,091)	(41,316)

Net increase (decrease) in cash and cash equivalents	21,991	(111,884)
Cash and cash equivalents at beginning of period	655,671	946,851
Cash and cash equivalents at end of period	$677,662	$834,967

Cash and cash equivalents include:
Cash and due from banks	$660,709	$618,593
Money market instruments	16,953	216,374
	$677,662	$834,967
The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Six-Month Period Ended
	June 30,	June 30,
	2014	2013
(In thousands)

Preferred Stock
Balance at beginning of period	$63,047	$63,047
Exchange of preferred stock- Series A through E	(26,943)	-
Balance at end of period	36,104	63,047

Common Stock outstanding:
Balance at beginning of period	20,707	20,624
Common stock issued as compensation	15	11
Common stock withheld for taxes	(7)	(4)
Common stock issued in exchange for Series A through E preferred stock	459	-
Restricted stock grants	102	70
Restricted stock forfeited	-	(3)
Balance at end of period	21,276	20,698

Additional Paid-In-Capital:
Balance at beginning of period	888,161	885,754
Stock-based compensation	1,960	1,321
Common stock withheld for taxes	(385)	(233)
Common stock issued in exchange for Series A through E preferred stock	23,904	-
Reversal of issuance costs of Series A through E preferred stock exchanged	921	-
Issuance costs of common stock issued in exchange for Series A through E preferred stock	(62)	-
Restricted stock grants	(102)	(70)
Common stock issued as compensation	(15)	-
Restricted stock forfeited	-	3
Balance at end of period	914,382	886,775

Retained Earnings:
Balance at beginning of period	322,679	487,166
Net income (loss)	38,308	(195,216)
Excess of carrying amount of Series A though E preferred stock exchanged over fair value of new
shares of common stock	1,659	-
Balance at end of period	362,646	291,950

Accumulated Other Comprehensive Income (Loss), net of tax:
Balance at beginning of period	(78,736)	28,432
Other comprehensive income (loss), net of tax	50,329	(68,574)
Balance at end of period	(28,407)	(40,142)

Total stockholders' equity	$1,306,001	$1,222,328

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

The results of operations for the quarter and six-month period ended June 30, 2014 are not necessarily indicative of the results to be expected for the entire year.

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

In May 2014, the FASB updated the Codification to create a new, principle-based revenue recognition framework. The Update is the culmination of efforts by the FASB and the International Accounting Standards Board to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This guidance describes a 5-step process entities can apply to achieve the core principle of revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information. The amendments are effective for public business entities for annual periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Corporation is currently evaluating the impact that the adoption of this guidance will have on the presentation and disclosures in its financial statements.

In June 2014, the FASB updated the Codification to respond to stakeholders’ concerns about current accounting and disclosures for repurchase agreements and similar transactions. This Update requires two accounting changes. First, the Update changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the Update requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. Additionally, the Update introduces new disclosures to (i) increase transparency about the types of collateral pledged in secured borrowing transactions and (ii) enable users to better understand transactions in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. For public business entities, the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. All other accounting and disclosure amendments in the Update are effective for public business entities for the first interim or annual period beginning after December 15, 2014. The Corporation is currently evaluating the impact that the adoption of this guidance will have on the presentation and disclosures in its financial statements, if any.

In June 2014, the FASB updated the Codification to provide guidance for determining compensation cost under specific circumstances when an employee’s compensation award is eligible to vest regardless of whether the employee is rendering service on the date the performance target is achieved. This Update becomes effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted. The Company is currently evaluating the effects of this guidance on its financial statements and disclosures, if any. The Update is effective for all business entities for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The Corporation is currently evaluating the impact that the adoption of this guidance will have on the presentation and disclosures in its financial statements, if any.

NOTE 2 – EARNINGS PER COMMON SHARE

The calculations of earnings (losses) per common share for the quarters and six month periods ended June 30, 2014 and 2013 are as follows:

Quarter Ended			Six-Month Period Ended
June 30,		June 30,	June 30,	June 30,
2014		2013	2014	2013

	(In thousands, except per share information)

Net income (loss)	$21,225	$(122,583)	$38,308	$(195,216)
Favorable impact from issuing common stock in exchange
for Series A through E preferred stock	1,280	-	1,659	-
Net income (loss) attributable to common stockholders	$22,505	$(122,583)	$39,967	$(195,216)
Weighted-Average Shares:
Basic weighted-average common shares outstanding	208,202	205,490	206,974	205,477
Average potential common shares	1,942	-	1,543	-
Diluted weighted-average number of common shares
outstanding	210,144	205,490	208,517	205,477
Earnings (loss) per common share:
Basic	$0.11	$(0.60)	$0.19	$(0.95)
Diluted	$0.11	$(0.60)	$0.19	$(0.95)

Earnings (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares issued and outstanding. Net income (loss) attributable to common stockholders represents net income (loss) adjusted for any preferred stock dividends, including any dividends declared, and any cumulative dividends related to the current dividend period that have not been declared as of the end of the period. For the second quarter and first half of 2014, net income attributable to common stockholders also includes the one-time effect of the issuance of common stock in exchange for Series A through E preferred stock. This transaction is discussed in Note 17 to the unaudited consolidated financial statements. Basic weighted average common shares outstanding excludes unvested shares of restricted stock.

 Potential common shares consist of common stock issuable under the assumed exercise of stock options, unvested shares of restricted stock, and outstanding warrants using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from the exercise, in addition to the amount of compensation cost attributable to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options, unvested shares of restricted stock, and outstanding warrants that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share. Stock options not included in the computation of outstanding shares because they were antidilutive amounted to 82,575 and 104,499 for the quarters and six-month periods ended June 30, 2014 and 2013, respectively. Warrants outstanding to purchase 1,285,899 shares of common stock and 1,442,427 unvested shares of restricted stock were excluded from the computation of diluted earnings per share for the quarter and six-month period ended June 30, 2013 because the Corporation reported a net loss attributable to common stockholders for the periods and their inclusion would have an antidilutive effect.

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

The activity of stock options granted under the 1997 stock option plan for the six-month period ended June 30, 2014 is set forth below:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(Years)	(In thousands)
Beginning of period outstanding and
exercisable	101,435	$206.95
Options expired	(12,795)	321.75
Options cancelled	(6,065)	226.15
End of period outstanding and exercisable	82,575	$187.75	1.9	$-

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

Under the Omnibus Plan, during the second quarter of 2014, 210,840 shares of restricted stock were awarded to the Corporation’s independent directors subject to a one-year vesting period. In addition, during the first quarter of 2014, the Corporation issued 810,138 shares of restricted stock that will vest based on the employees’ continued service with the Corporation. Fifty percent (50%) of those shares vest in two years from the grant date and the remaining 50% vests in three years from the grant date. Included in those 810,138 shares of restricted stock are 653,138 shares granted to certain senior officers consistent with the requirements of the Troubled Asset Relief Program (“TARP”) Interim Final Rule, which permit TARP recipients to grant “long-term restricted stock” without violating the prohibition on paying or accruing a bonus payment if it satisfies the following requirements: (i) the value of the grant may not exceed one-third of the amount of the employee’s annual compensation, (ii) no portion of the grant may vest before two years after the grant date, and (iii) the grant must be subject to a further restriction on transfer or payment as described below. Specifically, the stock that has otherwise vested may not become transferable at any time earlier than as permitted under the schedule set forth by TARP, which is based on the repayment in 25% increments of the aggregate financial assistance received from the U.S. Department of Treasury (the “Treasury”). Hence, notwithstanding the vesting period mentioned above, the employees covered by TARP are restricted from transferring the shares.

    The fair value of the shares of restricted stock granted in 2014 was based on the market price of the Corporation’s outstanding common stock on the date of the grant. For the 653,138 shares of restricted stock granted under the TARP requirements, the market price was discounted due to postvesting restrictions. For purposes of computing the discount, the Corporation estimated an appreciation of 16% in the value of the common stock using the Capital Asset Pricing Model as a basis of what would be a market participant’s expected return on the Corporation’s stock and assumed that the Treasury would hold its outstanding common stock of the Corporation for two years, resulting in a fair value of $2.63 for restricted shares granted under the TARP requirements. Also, the Corporation uses empirical data to estimate employee termination; separate groups of employees that have similar historical exercise behavior were considered separately for valuation purposes.

    The following table summarizes the restricted stock activity in 2014 under the Omnibus Plan for both executive officers covered by the TARP requirements and other employees as well as for independent directors:

	Six-Month Period Ended
	June 30, 2014

	Number of shares	Weighted-Average
	of restricted	Grant Date
	stock	Fair Value

Non-vested shares at beginning of year	1,411,185	$3.04
Granted	1,020,978	3.52
Forfeited	(2,000)	6.03
Vested	(101,323)	4.39
Non-vested shares at June 30, 2014	2,328,840	$3.20

   For the quarter and six-month period ended June 30, 2014, the Corporation recognized $0.8 million and $1.2 million, respectively, of stock-based compensation expense related to restricted stock awards, compared to $0.4 million and $0.6 million for the same periods in 2013. As of June 30, 2014, there was $4.4 million of total unrecognized compensation cost related to nonvested shares of restricted stock. The weighted average period over which the Corporation expects to recognize such cost is 1.7 years.

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

   The fair value of the shares of restricted stock granted in the second quarter of 2013 was based on the market price of the Corporation’s outstanding common stock on the date of the grant of $6.03. For the 582,905 shares of restricted stock granted under the TARP requirements, the market price was discounted due to postvesting restrictions. For purposes of computing the discount, the Corporation assumed appreciation of 13% in the value of the common stock and a holding period by the Treasury of its outstanding common stock of the Corporation of two years, resulting in a fair value of $3.02 for restricted shares granted under the TARP requirements.

Stock-based compensation accounting guidance requires the Corporation to develop an estimate of the number of share-based awards that will be forfeited due to employee or director turnover. Quarterly changes in the estimated forfeiture rate may have a significant effect on share-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period in which the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease in the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase in the expense recognized in the financial statements. When unvested options or shares of restricted stock are forfeited, any compensation expense previously recognized on the forfeited awards is reversed in the period of the forfeiture.  Approximately $5 thousand of compensation expense was reversed during the first six months of 2014 related to forfeited awards.

   Also, under the Omnibus Plan, effective April 1, 2013, the Corporation’s Board of Directors determined to increase the salary amounts paid to certain executive officers primarily by paying the increased salary amounts in the form of shares of the Corporation’s common stock, instead of cash. During the first six months of 2014, the Corporation issued 147,781 shares of common stock with a weighted average market value of $5.24 as salary stock compensation. This resulted in a compensation expense of $0.8 million recorded in the first six-months of 2014.  For the first half of 2014, the Corporation withheld 49,145 shares from the common stock paid to certain senior officers as additional compensation and 23,555 shares of restricted stock that vested during the first quarter of 2014, to cover employees’ payroll and income tax withholding liabilities; these shares are held as treasury shares. The Corporation paid any fractional share of salary stock that the officer was entitled to in cash. In the consolidated financial statements, the Corporation treats shares withheld for tax purposes as common stock repurchases.

NOTE 4 – INVESTMENT SECURITIES

Investment Securities Available for Sale

 The amortized cost, non-credit loss component of other-than-temporary impairment (“OTTI”) recorded in other comprehensive income (“OCI”), gross unrealized gains and losses recorded in OCI, approximate fair value, weighted average yield and contractual maturities of investment securities available for sale as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI			Fair value	Weighted average yield%
			Gross Unrealized
			gains	losses
	(Dollars in thousands)

U.S. Treasury securities:
Due within one year	$7,494	$-	$3	$-	$7,497	0.11

Obligations of U.S.
government-sponsored
agencies:
After 1 to 5 years	50,000	-	-	521	49,479	1.05
After 5 to 10 years	214,245	-	-	6,868	207,377	1.31
Puerto Rico government
obligations:
After 1 to 5 years	39,807	-	-	10,807	29,000	4.49
After 5 to 10 years	885	-	1	-	886	5.20
After 10 years	20,399	-	-	5,303	15,096	5.82
United States and Puerto Rico
government obligations	332,830	-	4	23,499	309,335	1.91
Mortgage-backed securities:
FHLMC certificates:
After 10 years	335,489	-	1,354	3,298	333,545	2.20

GNMA certificates:
After 1 to 5 years	59	-	2	-	61	3.39
After 5 to 10 years	1,620	-	91	-	1,711	3.30
After 10 years	394,842	-	21,917	-	416,759	3.83
	396,521	-	22,010	-	418,531	3.83
FNMA certificates:
After 1 to 5 years	5,114	-	237	-	5,351	3.46
After 5 to 10 years	7,627	-	485	-	8,112	3.81
After 10 years	889,130	-	7,077	11,875	884,332	2.38
	901,871	-	7,799	11,875	897,795	2.40
Collateralized mortgage
obligations issued or
guaranteed by the FHLMC:
After 1 to 5 years	9	-	-	-	9	3.01

Other mortgage pass-through
trust certificates:
Over 5 to 10 years	120	-	-	-	120	7.27
After 10 years	51,187	13,123	-	-	38,064	2.21
	51,307	13,123	-	-	38,184	2.21
Total mortgage-backed
securities	1,685,197	13,123	31,163	15,173	1,688,064	2.69
Equity securities (without
contractual maturity) (1)	35	-	-	26	9	-
Total investment securities
available for sale	$2,018,062	$13,123	$31,167	$38,698	$1,997,408	2.56

(1)	Represents common shares of another financial institution in Puerto Rico.

	December 31, 2013
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI			Fair value	Weighted average yield%
			Gross Unrealized
			gains	losses

U.S. Treasury securities:
Due within one year	$7,498	$-	$1	$-	$7,499	0.12
Obligations of U.S.
government-sponsored
agencies:
After 1 to 5 years	50,000	-	-	1,408	48,592	1.05
After 5 to 10 years	214,271	-	-	13,368	200,903	1.31
Puerto Rico government
obligations:
Due within one year	10,000	-	-	210	9,790	3.50
After 5 to 10 years	40,699	-	-	12,962	27,737	4.51
After 10 years	20,309	-	-	6,506	13,803	5.82
United States and Puerto Rico
government obligations	342,777	-	1	34,454	308,324	1.96
Mortgage-backed securities:
FHLMC certificates:
After 10 years	332,766	-	133	10,712	322,187	2.16
GNMA certificates:
After 1 to 5 years	86	-	4	-	90	3.48
After 5 to 10 years	800	-	37	-	837	2.47
After 10 years	425,589	-	18,492	-	444,081	3.82
	426,475	-	18,533	-	445,008	3.82
FNMA certificates:
After 1 to 5 years	1,389	-	84	-	1,473	4.82
After 5 to 10 years	7,765	-	389	-	8,154	4.09
After 10 years	882,798	-	2,984	33,626	852,156	2.36
	891,952	-	3,457	33,626	861,783	2.38
Collateralized mortgage
obligations issued or
guaranteed by the FHLMC:
After 1 to 5 years	82	-	-	1	81	3.01
Other mortgage pass-through
trust certificates:
Over 5 to 10 years	127	-	1	-	128	7.27
After 10 years	55,048	14,310	-	-	40,738	2.24
	55,175	14,310	1	-	40,866	2.24
Total mortgage-backed
securities	1,706,450	14,310	22,124	44,339	1,669,925	2.69
Equity securities (without
contractual maturity) (1)	35	-	-	2	33	-
Total investment securities
available for sale	$2,049,262	$14,310	$22,125	$78,795	$1,978,282	2.57

(1)		Represents common shares of another financial institution in Puerto Rico.

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

The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2014 and December 31, 2013. The tables also include debt securities for which an OTTI was recognized and only the amount related to a credit loss was recognized in earnings. Unrealized losses for which OTTI had been recognized have been reduced by any subsequent recoveries in fair value.

	As of June 30, 2014
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities:
Puerto Rico government obligations	$-	$-	$44,096	$16,110	$44,096	$16,110
U.S. government agencies obligations	-	-	256,856	7,389	256,856	7,389
Mortgage-backed securities:
FNMA	40,008	67	577,485	11,808	617,493	11,875
FHLMC	-	-	195,771	3,298	195,771	3,298
Collateralized mortgage obligations
issued or guaranteed by FHLMC	-	-	9	-	9	-
Other mortgage pass-through trust
certificates	-	-	38,064	13,123	38,064	13,123
Equity securities	9	26	-	-	9	26
	$40,017	$93	$1,112,281	$51,728	$1,152,298	$51,821

	As of December 31, 2013
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities:
Puerto Rico government obligations	$23,156	$5,977	$28,174	$13,701	$51,330	$19,678
U.S. government agencies obligations	175,369	8,913	74,126	5,863	249,495	14,776
Mortgage-backed securities:
FNMA	748,215	33,626	-	-	748,215	33,626
FHLMC	286,208	10,712	-	-	286,208	10,712
Collateralized mortgage obligations
issued or guaranteed by FHLMC	-	-	81	1	81	1
Other mortgage pass-through trust
certificates	-	-	40,738	14,310	40,738	14,310
Equity securities	33	2	-	-	33	2
	$1,232,981	$59,230	$143,119	$33,875	$1,376,100	$93,105

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

     Debt securities issued by U.S. government agencies, government-sponsored entities and the Treasury accounted for approximately 96% of the total available-for-sale portfolio as of June 30, 2014 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government. The Corporation’s OTTI assessment was concentrated mainly on private label mortgage-backed securities (“MBS”) with an amortized cost of $51.2 million for which credit losses are evaluated on a quarterly basis. The Corporation considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

The Corporation recorded OTTI losses on available-for-sale debt securities as follows:

	Private Label MBS		Private Label MBS
	Quarter ended June 30,		Six-Month Period Ended June 30,
	2014	2013	2014	2013
(In thousands)
Total other-than-temporary impairment losses	$-	$-	$-	$-
Portion of other-than-temporary impairment losses recognized in OCI	-	-	-	(117)
Net impairment losses recognized in earnings	$-	$-	$-	$(117)

The following table summarizes the roll-forward of credit losses on debt securities held by the Corporation for which a portion of an OTTI is recognized in OCI:
	Quarter ended June 30,		Six-Month Period Ended June 30,
	2014	2013	2014	2013
(In thousands)
Credit losses at the beginning of the period	$5,389	$5,389	$5,389	$5,272
Additions:
Credit losses on debt securities for which an OTTI was
previously recognized	-	-	-	117

Ending balance of credit losses on debt securities held for
which a portion of an OTTI was recognized in OCI	$5,389	$5,389	$5,389	$5,389

During the first half of 2013, the $117 thousand credit-related impairment loss is related to private label MBS, which are collateralized by fixed-rate mortgages on single-family residential properties in the United States. The interest rate on these private-label MBS is variable, tied to 3-month LIBOR and limited to the weighted-average coupon of the underlying collateral. The underlying mortgages are fixed-rate single-family loans with original high FICO scores (over 700) and moderate original loan-to-value ratios (under 80%), as well as moderate delinquency levels.

Based on the expected cash flows derived from the model, and since the Corporation does not have the intention to sell the securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs, only the credit loss component was reflected in earnings.  Significant assumptions in the valuation of the private label MBS were as follows:

	June 30, 2014		December 31, 2013
	Weighted		Weighted
	Average	Range	Average	Range

Discount rate	14.5%	14.5%	14.5%	14.5%
Prepayment rate	32%	18.15%-100.00%	29%	15.86%-100.00%
Projected Cumulative Loss Rate	8.5%	0.90%-80.00%	6.8%	0.58%-38.16%

      No OTTI losses on equity securities held in the available-for-sale investment portfolio were recognized in the first half of 2014. The Corporation recorded OTTI losses of $42,000 on equity securities held in the available-for-sale investment portfolio in the second quarter and first half of 2013.

    Total proceeds from the sale of securities available for sale during the second quarter and first half of 2014 amounted to $4.9 million, including a $0.3 million gain on the sale of a Puerto Rico government agency bond.

    As of June 30, 2014, the Corporation held approximately $61.1 million of Puerto Rico government and agencies bond obligations, mainly bonds of the Government Development Bank (“GDB”) and the Puerto Rico Building Authority, as part of its available-for-sale investment securities portfolio, which were reflected at their aggregate fair value of $45.0 million. During the first half of 2014, the fair value of these obligation increased by $3.6 million. In February 2014, Standard & Poor’s (“S&P”), Moody’s Investor Service (“Moodys”) and Fitch Ratings (“Fitch”) downgraded the Commonwealth of Puerto Rico general obligation bonds and other obligations of Puerto Rico instrumentalities to non-investment grade category. In July 2014, the Puerto Rico debt was downgraded further into speculative grade by these credit agencies after the enactment of The Puerto Rico Public Corporations Debt Enforcement and Recovery Act that provides a legislative framework for certain public corporations that are experiencing severe financial stress to address their financial obstacles through an orderly statutory process that allows them to handle their debts. The issuers of Puerto Rico government and agencies bonds held by the Corporation have not defaulted, and the contractual payments on these securities have been made as scheduled. The Corporation has the ability and intent to hold these securities until a recovery of the fair value occurs, and it is not more likely than not that the Corporation will be required to sell the securities prior to such recovery. It is uncertain how the financial markets may react to any potential further rating downgrade of Puerto Rico’s debt. However, further deterioration in the fiscal situation could further adversely affect the value of Puerto Rico’s government obligations. The Corporation will continue to closely monitor Puerto Rico’s political and economic status and evaluate the portfolio for any declines in value that could be considered other-than temporary.

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

As of June 30, 2014 and December 31, 2013, the Corporation had investments in FHLB stock with a book value of $28.9 million and $28.4 million, respectively. The net realizable value is a reasonable proxy for the fair value of these instruments. Dividend income from FHLB stock for the quarter and six-month period ended June 30, 2014 was $0.3 million and $0.6 million, respectively, compared to $0.3 million and $0.7 million for the comparable periods in 2013.

The shares of FHLB stock owned by the Corporation are issued by the FHLB of New York. The FHLB of New York is part of the Federal Home Loan Bank System, a national wholesale banking network of 12 regional, stockholder-owned congressionally chartered banks. The Federal Home Loan Banks are all privately capitalized and operated by their member stockholders. The system is supervised by the Federal Housing Finance Agency, which ensures that the Home Loan Banks operate in a financially safe and sound manner, remain adequately capitalized and able to raise funds in the capital markets, and carry out their housing finance mission.

    The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities as of June 30, 2014 and December 31, 2013 was $0.3 million.

NOTE 6 – LOANS HELD FOR INVESTMENT

 The following table provides information about the loan portfolio held for investment:

	June 30,	December 31,
	2014	2013
(In thousands)
Residential mortgage loans, mainly secured by first mortgages	$2,795,159	$2,549,008
Commercial loans:
Construction loans	148,266	168,713
Commercial mortgage loans	1,813,930	1,823,608
Commercial and Industrial loans (1)	2,647,478	2,788,250
Loans to a local financial institution collateralized by
real estate mortgages (2)	-	240,072
Commercial loans	4,609,674	5,020,643
Finance leases	240,593	245,323
Consumer loans	1,821,675	1,821,196
Loans held for investment	9,467,101	9,636,170
Allowance for loan and lease losses	(241,177)	(285,858)
Loans held for investment, net	$9,225,924	$9,350,312

(1)

As of June 30, 2014 and December 31, 2013, includes $1.1 billion and 1.2 billion, respectively, of commercial loans that are secured by real estate but are not dependent upon the real estate for repayment.

(2)

On May 30, 2014, FirstBank acquired from Doral Financial Corporation ("Doral") mortgage loans, mainly residential mortgage loans, having an unpaid principal balance of $241.7 million (estimated fair value at acquisition of $226.0 million) in full satisfaction of secured borrowings with a book value of $232.9 million owed by Doral to FirstBank. Refer to Acquired Loans, including Purchased Credit-Impaired ("PCI") loans discussion below for additional information.

Loans held for investment on which accrual of interest income had been discontinued were as follows:

(In thousands)	June 30,	December 31,
	2014	2013
Non-performing loans:
Residential mortgage	$175,404	$161,441
Commercial mortgage	166,218	120,107
Commercial and Industrial	143,669	114,833
Construction:
Land	20,838	27,834
Construction-commercial	3,849	3,924
Construction-residential	14,143	27,108
Consumer:
Auto loans	22,005	21,316
Finance leases	3,414	3,082
Other consumer loans	15,091	15,904
Total non-performing loans held for investment (1) (2)	$564,631	$495,549

_______________
(1)	As of June 30, 2014 and December 31, 2013, excludes $54.8 million of non-performing loans held for sale.
(2)

Amount excludes PCI loans with a carrying value of approximately $105.6 million and $4.8 million as of June 30, 2014 and December 31, 2013, respectively, primarily mortgage loans acquired from Doral in the second quarter of 2014, as further discussed below. These loans are not considered non-performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

The Corporation’s aging of the loans held for investment portfolio is as follows:
					Purchased Credit-Impaired Loans		Total loans held for investment	90 days past due and still accruing (2)
	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)	Total Past Due
As of June 30, 2014
(In thousands)						Current
Residential mortgage:
FHA/VA and other government-guaranteed loans (2) (3) (4)	$-	$10,357	$79,082	$89,439	$-	$72,554	$161,993	$79,082
Other residential mortgage loans (4)	-	95,029	189,752	284,781	99,997	2,248,388	2,633,166	14,348
Commercial:
Commercial and Industrial loans	12,240	3,015	162,557	177,812	-	2,469,666	2,647,478	18,888
Commercial mortgage loans (4)	-	5,362	179,861	185,223	3,447	1,625,260	1,813,930	13,643
Construction:
Land (4)	-	258	23,212	23,470	-	39,879	63,349	2,374
Construction-commercial	-	-	3,849	3,849	-	14,980	18,829	-
Construction-residential (4)	-	-	14,143	14,143	-	51,945	66,088	-
Consumer:
Auto loans	82,018	20,391	22,005	124,414	-	997,700	1,122,114	-
Finance leases	9,664	3,376	3,414	16,454	-	224,139	240,593	-
Other consumer loans	7,139	8,770	18,713	34,622	2,176	662,763	699,561	3,622
Total loans held for investment	$111,061	$146,558	$696,588	$954,207	$105,620	$8,407,274	$9,467,101	$131,957
_____________
(1)

Includes non-performing loans and accruing loans that are contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges fees until charged-off at 180 days.

(2)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $40.3 million of residential mortgage loans insured by the FHA or guaranteed by the VA that are over 18 months delinquent, and are no longer accruing interest as of June 30, 2014.

(3)

As of June 30, 2014, includes $19.8 million of defaulted loans collateralizing Government National Mortgage Association ("GNMA") securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

(4)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the  Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears two or more monthly payments. FHA/VA government guaranteed loans, other residential mortgage loans, commercial mortgage loans, land loans and construction-residential loans past due 30-59 days amounted to $16.5 million, $160.1 million, $72.1 million, $0.8 million, and $2.5 million, respectively.

As of December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)				Total loans held for investment	90 days past due and still accruing (2)
(In thousands)				Total Past Due	Purchased Credit- Impaired Loans	Current
Residential mortgage:
FHA/VA and other government-guaranteed loans (2) (3) (4)	$-	$12,180	$78,645	$90,825	$-	$104,401	$195,226	$78,645
Other residential mortgage loans (4)	-	88,898	172,286	261,184	-	2,092,598	2,353,782	10,845
Commercial:
Commercial and Industrial loans	21,029	5,454	134,233	160,716	-	2,867,606	3,028,322	19,400
Commercial mortgage loans (4)	-	5,428	126,674	132,102	-	1,691,506	1,823,608	6,567
Construction:
Land (4)	-	358	27,871	28,229	-	52,145	80,374	37
Construction-commercial	-	-	3,924	3,924	-	12,907	16,831	-
Construction-residential (4)	-	-	27,108	27,108	-	44,400	71,508	-
Consumer:
Auto loans	79,279	17,944	21,316	118,539	-	993,781	1,112,320	-
Finance leases	10,275	3,536	3,082	16,893	-	228,430	245,323	-
Other consumer loans	11,710	8,691	20,492	40,893	4,791	663,192	708,876	4,588
Total loans held for investment	$122,293	$142,489	$615,631	$880,413	$4,791	$8,750,966	$9,636,170	$120,082
____________
(1)

Includes non-performing loans and accruing loans that are contractually delinquent 90 days or more (i.e. FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges and fees until charged-off at 180 days.

(2)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $37.0 million of residential mortgage loans insured by the FHA or guaranteed by the VA that are over 18 months delinquent, and are no longer accruing interest as of December 31, 2013.

(3)

As of December 31, 2013, includes $11.5 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

(4)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the  Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears two or more monthly payments.  FHA/VA government guaranteed loans, other residential mortgage loans, commercial mortgage loans, land loans and construction-residential loans past due 30-59 days amounted to $23.9 million, $166.7 million, $18.4 million, $0.9 million and $2.5 million, respectively.

The Corporation’s credit quality indicators by loan type as of June 30, 2014 and December 31, 2013 are summarized below:

	Commercial Credit Exposure-Credit Risk Profile Based on Creditworthiness category:
	Substandard	Doubtful	Loss	Total Adversely Classified (1)	Total Portfolio
June 30, 2014
(In thousands)
Commercial mortgage	$295,588	$3,133	$-	$298,721	$1,813,930
Construction:
Land	21,134	936	-	22,070	63,349
Construction-commercial	12,490	3,149	-	15,639	18,829
Construction-residential	13,343	741	60	14,144	66,088
Commercial and Industrial	252,595	2,768	475	255,838	2,647,478

	Commercial Credit Exposure-Credit Risk Profile Based on Creditworthiness category:
	Substandard	Doubtful	Loss	Total Adversely Classified (1)	Total Portfolio
December 31, 2013
(In thousands)
Commercial mortgage	$317,365	$9,160	$234	$326,759	$1,823,608
Construction
Land	31,777	3,308	52	35,137	80,373
Construction-commercial	16,022	-	-	16,022	16,831
Construction-residential	27,829	2,209	241	30,279	71,509
Commercial and Industrial	205,807	7,998	973	214,778	3,028,322
_________
(1)

Excludes $54.8 million ($7.8 million land, $39.1 million construction-commercial, $0.9 million construction-residential and $ 7.0 million commercial mortgage) as of June 30, 2014 and December 31, 2013, of non-performing loans held for sale.

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

Loss- Assets classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future. There is little or no prospect for near term improvement and no realistic strengthening action of significance pending.

June 30, 2014	Consumer Credit Exposure-Credit Risk Profile based on payment activity
	Residential Real-Estate		Consumer
	FHA/VA/ Guaranteed (1)	Other residential loans	Auto	Finance Leases	Other Consumer
(In thousands)
Performing	$161,993	$2,357,765	$1,100,109	$237,179	$682,294
Purchased Credit-Impaired (2)	-	99,997	-	-	2,176
Non-performing	-	175,404	22,005	3,414	15,091
Total	$161,993	$2,633,166	$1,122,114	$240,593	$699,561

(1)

 It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $40.3 million of  residential mortgage loans insured by the FHA or guaranteed by the VA that are over 18 months delinquent, and are no longer accruing interest as of June 30, 2014.

(2)

 PCI loans are excluded from non-performing statistics due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

December 31, 2013	Consumer Credit Exposure-Credit Risk Profile based on payment activity
	Residential Real-Estate		Consumer
	FHA/VA/ Guaranteed (1)	Other residential loans	Auto	Finance Leases	Other Consumer
(In thousands)
Performing	$195,226	$2,192,341	$1,091,004	$242,241	$688,181
Purchased Credit-Impaired (2)	-	-	-	-	4,791
Non-performing	-	161,441	21,316	3,082	15,904
Total	$195,226	$2,353,782	$1,112,320	$245,323	$708,876

(1)

 It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $37.0 million of  residential mortgage loans insured by the FHA or guaranteed by the VA that are over 18 months delinquent, and are no longer accruing interest as of December 31, 2013.

(2)

 PCI loans are excluded from non-performing statistics due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

      The following tables present information about impaired loans, excluding purchased credit-impaired loans, which are reported separately, as discussed below:

Impaired Loans
(In thousands)
					Quarter ended		Six-month Period Ended

					June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance	Year-To-Date Average Recorded Investment	Interest Income Recognized Accrual Basis	Interest Income Recognized Cash Basis	Interest Income Recognized Accrual Basis	Interest Income Recognized Cash Basis
As of June 30, 2014
With no related allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	263,024	286,904	-	265,285	2,788	355	5,357	749
Commercial:
Commercial mortgage loans	84,909	90,834	-	85,642	423	484	884	640
Commercial and Industrial Loans	39,507	55,335	-	40,027	6	264	14	264
Construction:
Land	1,821	2,500	-	1,844	6	3	12	3
Construction-commercial	-	-	-	-	-	-	-	-
Construction-residential	4,848	4,946	-	4,917	42	2	83	4
Consumer:
Auto loans	-	-	-	-	-	-	-	-
Finance leases	-	-	-	-	-	-	-	-
Other consumer loans	4,882	5,699	-	4,962	75	18	154	32
	$398,991	$446,218	$-	$402,677	$3,340	$1,126	$6,504	$1,692
With an allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	151,424	172,951	16,464	153,650	1,393	660	2,728	1,040
Commercial:
Commercial mortgage loans	154,088	176,208	16,317	160,076	471	162	937	599
Commercial and Industrial Loans	140,257	171,068	22,745	150,374	611	333	1,177	390
Construction:
Land	13,548	22,265	3,855	13,690	13	10	27	14
Construction-commercial	15,639	15,639	3,950	15,881	-	87	-	259
Construction-residential	10,865	11,062	1,157	12,548	-	-	-	-
Consumer:
Auto loans	14,110	14,110	1,980	14,887	258	-	498	-
Finance leases	2,162	2,162	91	2,348	58	-	110	-
Other consumer loans	7,774	8,616	1,799	8,042	589	15	1,113	26
	$509,867	$594,081	$68,358	$531,496	$3,393	$1,267	$6,590	$2,328
Total:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	414,448	459,855	16,464	418,935	4,181	1,015	8,085	1,789
Commercial:
Commercial mortgage loans	238,997	267,042	16,317	245,718	894	646	1,821	1,239
Commercial and Industrial Loans	179,764	226,403	22,745	190,401	617	597	1,191	654
Construction:
Land	15,369	24,765	3,855	15,534	19	13	39	17
Construction-commercial	15,639	15,639	3,950	15,881	-	87	-	259
Construction-residential	15,713	16,008	1,157	17,465	42	2	83	4
Consumer:
Auto loans	14,110	14,110	1,980	14,887	258	-	498	-
Finance leases	2,162	2,162	91	2,348	58	-	110	-
Other consumer loans	12,656	14,315	1,799	13,004	664	33	1,267	58
	$908,858	$1,040,299	$68,358	$934,173	$6,733	$2,393	$13,094	$4,020

(In thousands)

	Recorded Investments	Unpaid Principal Balance	Related Specific Allowance	Year-To-Date Average Recorded Investment
As of December 31, 2013
With no related allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	220,428	237,709	-	222,617
Commercial:
Commercial mortgage loans	69,484	73,723	-	71,367
Commercial and Industrial Loans	32,418	56,831	-	37,946
Construction:
Land	359	366	-	360
Construction-commercial	-	-	-	-
Construction-residential	14,761	19,313	-	17,334
Consumer:
Auto loans	-	-	-	-
Finance leases	-	-	-	-
Other consumer loans	4,035	4,450	-	3,325
	$341,485	$392,392	$-	$352,949
With an allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	190,566	212,028	18,125	193,372
Commercial:
Commercial mortgage loans	149,888	163,656	32,189	153,992
Commercial and Industrial Loans	154,686	170,191	26,686	162,786
Construction:
Land	27,711	40,348	10,455	28,906
Construction-commercial	16,022	16,238	8,873	16,157
Construction-residential	13,864	13,973	2,816	13,640
Consumer:
Auto loans	14,121	14,122	1,829	12,937
Finance leases	2,359	2,359	73	2,219
Other consumer loans	8,410	8,919	1,555	8,919
	$577,627	$641,834	$102,601	$592,928
Total:
FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	410,994	449,737	18,125	415,989
Commercial:
Commercial mortgage loans	219,372	237,379	32,189	225,359
Commercial and Industrial Loans	187,104	227,022	26,686	200,732
Construction:
Land	28,070	40,714	10,455	29,266
Construction-commercial	16,022	16,238	8,873	16,157
Construction-residential	28,625	33,286	2,816	30,974
Consumer:
Auto loans	14,121	14,122	1,829	12,937
Finance leases	2,359	2,359	73	2,219
Other consumer loans	12,445	13,369	1,555	12,244
	$919,112	$1,034,226	$102,601	$945,877

   Interest income of approximately $7.9 million ($6.4 million on an accrual basis and $1.5 million on a cash basis) and $15.3 million ($12.0 million on an accrual basis and $3.3 million on a cash basis) was recognized on impaired loans for the second quarter and six-month period ended June 30, 2013, respectively.

The following tables show the activity for impaired loans and the related specific reserve for the quarter and six-month period ended June 30, 2014:
	Quarter Ended	Six-Month Period Ended

	June 30, 2014
	(In thousands)
Impaired Loans:
Balance at beginning of period	$879,388	$919,112
Loans determined impaired during the period	98,966	153,243
Net charge-offs	(32,646)	(64,685)
Increases to impaired loans- additional disbursements	294	919
Foreclosures	(4,134)	(8,140)
Loans no longer considered impaired	(14,003)	(17,731)
Paid in full or partial payments	(19,007)	(73,860)
Balance at end of period	$908,858	$908,858

	Quarter Ended	Six-Month Period Ended
	June 30, 2014
	(In thousands)
Specific Reserve:
Balance at beginning of period	$85,016	$102,601
Provision for loan losses	15,988	30,442
Net charge-offs	(32,646)	(64,685)
Balance at end of period	$68,358	$68,358

Acquired loans, including PCI Loans

    On May 30, 2014, FirstBank purchased from Doral all of its rights, title and interests in first and second mortgage loans having an unpaid principal balance of approximately $241.7 million for an aggregate price of approximately $232.9 million.  Doral had pledged the mortgage loans to FirstBank as collateral for secured borrowings pursuant to a series of credit agreements between the parties entered into in 2006. As consideration for the purchase of the mortgage loans, FirstBank credited approximately $232.9 million as full satisfaction of the outstanding balance of the Doral secured borrowings plus interest owed to FirstBank. The estimated fair value of the mortgage loans at acquisition was $226.0 million. This transaction resulted in a loss of $6.9 million derived from the difference between the fair value of the mortgage loans acquired, $226.0 million, and the book value of the secured borrowings of $232.9 million. Approximately $5.5 million of the loss was part of the general allowance for loan losses established for commercial loans in prior periods; thus, an additional charge of $1.4 million to the provision was recorded in the second quarter of 2014.  In addition, the Corporation recorded $0.6 million of professional service fees in the second quarter of 2014 specifically related to this transaction.

    Acquired loans are recorded at fair value at the date of acquisition. The Corporation concluded that loans with a contractual unpaid principal balance of $119.2 million and an estimated fair value at acquisition of $102.8 million were acquired with evidence of credit quality deterioration and, as purchased credit impaired loans, have been accounted for under ASC 310-30, while loans with a contractual unpaid principal balance of $122.5 million and an estimated fair value at acquisition of $123.2 million are non-credit impaired purchased loans that have been accounted for under ASC 310-20.

     Subsequent to the day-one fair value, acquired loans accounted for under ASC 310-20 are accounted for consistently with other originated loans, potentially becoming non-accrual or impaired, as well as being classified under the Corporation’s standard practices and procedures. In addition, these loans are considered in the determination of the allowance for loan losses.

Under ASC 310-30, the acquired loans were aggregated into pools based on similar characteristics (i.e. delinquency status, loan terms). Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. The loans which are accounted for under ASC 310-30 by the Corporation are not considered non-performing and will continue to have an accretable yield as long as there is a reasonable expectation about the timing and amount of cash flows expected to be collected. The Corporation measures additional losses for this portfolio when it is probable the Corporation will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition.

On May 30, 2012, the Corporation reentered the credit card business with the acquisition of an approximate $406 million portfolio of FirstBank-branded credit card loans from FIA Card Services (“FIA”). These loans were recorded on the Consolidated Statement of Financial Condition at estimated fair value on the acquisition date of $368.9 million.  The Corporation concluded that loans with a contractual outstanding unpaid principal and interest balance at acquisition of $34.6 million and an estimated fair value of $15.7 million were PCI loans.

The carrying amount of PCI loans follows:

	June 30,	December 31,
	2014	2013
(In thousands)
Residential mortgage loans	$99,997	$-
Commercial mortgage loans	3,447	-
Credit Cards	2,176	4,791
	$105,620	$4,791

The following tables present PCI loans by past due status as of June 30, 2014 and December 31, 2013:

As of June 30, 2014	30-59 Days	60-89 Days	90 days or more	Total Past Due		Total PCI loans
(In thousands)					Current
Residential mortgage loans (1)	$-	$11,282	$11,522	$22,804	$77,193	$99,997
Commercial mortgage loans (1)	-	366	437	803	2,644	3,447
Credit Cards	166	62	145	373	1,803	2,176
	$166	$11,710	$12,104	$23,980	$81,640	$105,620
_____________
(1)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the  Federal Reserve Board, residential mortgage and commercial mortgage loans are considered past due when the borrower is in arrears two or more monthly payments. PCI residential mortgage loans and commercial mortgage loans past due 30-59 days amounted to $18.2 million and $0.9 million, respectively.

As of December 31, 2013	30-59 Days	60-89 Days	90 days or more	Total Past Due		Total PCI loans
(In thousands)					Current
Credit Cards	$377	$354	$573	$1,304	$3,487	$4,791

Initial Fair Value and Accretable Yield of PCI Loans

At acquisition, the Corporation estimated the cash flows the Corporation expected to collect on PCI loans. Under the accounting guidance for PCI loans, the difference between the contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. This difference is neither accreted into income nor recorded on the Corporation’s Consolidated Statement of Financial Condition. The excess of cash flows expected to be collected over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loans, using the effective-yield method.

The following table presents acquired loans from Doral accounted for pursuant to ASC 310-30 as of May 30, 2014 acquisition date:

(In thousands)
Contractually- required principal and interest	$275,842
Less: Nonaccretable difference	(86,252)
Cash flows expected to be collected	189,590
Less: Accretable yield	(86,759)
Fair value of loans acquired in 2014	$102,831

 The cash flows expected to be collected consider the estimated remaining life of the underlying loans and include the effects of estimated prepayments.

Changes in accretable yield of acquired loans

Subsequent to acquisition, the Corporation is required to periodically evaluate its estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and nonaccretable difference or reclassifications from nonaccretable yield to accretable. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows due to further credit deterioration will generally result in an impairment charge recognized in the Corporation’s provision for loan and lease losses, resulting in an increase to the allowance for loan losses. During the first half of 2014, the Corporation did not record charges to the provision for loan losses related to PCI loans, most of which were acquired on May 30, 2014.

.

Changes in the accretable yield of PCI loans for the quarter and six month period ended June 30, 2014 were as follows:

	Quarter ended June 30, 2014	Quarter ended June 30, 2013	Six month period ended June 30, 2014	Six month period ended June 30, 2013
(In thousands)
Balance at beginning of period	$-	$406	$-	$2,171
Additions (accretable yield at acquisition
of loans from Doral)	86,759	-	86,759	-
Accretion recognized in earnings	(612)	-	(612)	(413)
Reclassification to non accretable	-	-	-	(1,352)
Balance at end of period	$86,147	$406	$86,147	$406

Changes in the carrying amount of loans accounted pursuant to ASC 310-30 follows:
	Quarter Ended	Six-Month Period Ended
	June 30, 2014	June 30, 2014
(In thousands)
Balance at beginning of period (1)	$3,383	$4,791
Additions (2)	102,831	102,831
Accretion	612	612
Collections and charge-offs	(1,207)	(2,615)
Ending balance	$105,619	$105,619

(1)	Relates to PCI loans acquired as part of the credit card portfolio purchased in the second quarter of 2012.
(2)	Represents the estimated fair value of the PCI loans acquired from Doral at the date of acquisition.

 The outstanding principal balance of PCI loans, including amounts charged off by the Corporation, amounted to $139.3 million as of June 30, 2014 (December 2013- $22.7 million).

Purchases and Sales of Loans

In addition to loans acquired from Doral, during 2014, the Corporation purchased $80.5 million of residential mortgage loans consistent with a strategic program established by the Corporation in 2005 to purchase ongoing residential mortgage loan production from mortgage bankers in Puerto Rico.  Generally, the loans purchased from mortgage bankers were conforming residential mortgage loans.  Purchases of conforming residential mortgage loans provide the Corporation the flexibility to retain or sell the loans, including through securitization transactions, depending upon the Corporation’s interest rate risk management strategies. When the Corporation sells such loans, it generally keeps the servicing of the loans.

In the ordinary course of business, the Corporation sells residential mortgage loans (originated or purchased) to the GNMA and government-sponsored entities (“GSEs”). GNMA and GSEs, such as Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”), generally securitize the transferred loans into mortgage-backed securities for sale into the secondary market.  The Corporation sold approximately $65.1 million of performing residential mortgage loans to FNMA and FHLMC during the first half of 2014. Also, the Corporation securitized $104.2 million of FHA/VA mortgage loans into GNMA mortgage-backed securities during the first half of 2014. The Corporation’s continuing involvement in these loan sales consists primarily of servicing the loans.  In addition, the Corporation agreed to repurchase loans when it breaches any of the representations and warranties included in the sale agreement. These representations and warranties are consistent with the GSEs’ selling and servicing guidelines (i.e., ensuring that the mortgage was properly underwritten according to established guidelines).

For loans sold to GNMA, the Corporation holds an option to repurchase individual delinquent loans issued on or after January 1, 2003 when the borrower fails to make any payment for three consecutive months. This option gives the Corporation the ability, but not the obligation, to repurchase the delinquent loans at par without prior authorization from GNMA.

Under ASC Topic 860 Transfer and Servicing, once the Corporation has the unilateral ability to repurchase the delinquent loan, it is considered to have regained effective control over the loan and is required to recognize the loan and a corresponding repurchase liability on the balance sheet regardless of the Corporation’s intent to repurchase the loan.

During the first half of 2014, the Corporation repurchased pursuant to its repurchase option with GNMA $2.7 million of loans previously sold to GNMA. The principal balance of these loans is fully guaranteed and the risk of loss related to repurchases is generally limited to the difference between the delinquent interest payment advanced to GNMA computed at the loan’s interest rate and the interest payments reimbursed by FHA, which are computed at a pre-determined debenture rate. Repurchases of GNMA loans allow the Corporation, among other things, to maintain acceptable delinquency rates on outstanding GNMA pools and remain as a seller and servicer in good standing with GNMA. The Corporation generally remediates any breach of representations and warranties related to the underwriting of such loans according to established GNMA guidelines without incurring losses. The Corporation does not maintain a liability for estimated losses as a result of breaches in representations and warranties.

Loan sales to FNMA and FHLMC are without recourse in relation to the future performance of the loans.  The Corporation repurchased at par loans previously sold to FNMA and FHLMC in the amount of $1.3 million during the first half of 2014. The Corporation’s risk of loss with respect to these loans is also minimal as these repurchased loans are generally performing loans with documentation deficiencies. A $0.7 million loss was recorded in the first half of 2014 related to breaches in representations and warranties and a $0.3 million charge was recorded related to compensatory fees imposed by GSEs. Historically, losses experienced related to breaches in representation and warranties have been immaterial.

As a consequence, as of June 30, 2014, the Corporation does not maintain a liability for estimated losses on loans expected to be repurchased as a result of breaches in loan and servicer representations and warranties.

Bulk Sales of Assets and Transfer of Loans to Held For Sale

  On June 21, 2013, the Corporation announced that it had completed a sale of non-performing residential mortgage loans with a book value of $203.8 million and OREO properties with a book value of $19.2 million in a cash transaction.  The sales price of this bulk sale was $128.3 million. Approximately $30.1 million of reserves had already been allocated to the loans. This transaction resulted in total charge-offs of $98.0 million and an incremental loss of $69.8 million, reflected in the provision for loan and lease losses for the second quarter and first half of 2013. In addition, the Corporation recorded $3.1 million of professional service fees specifically related to this bulk sale of non-performing residential assets. This transaction resulted in a total pre-tax loss of $72.9 million.

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

    During the second quarter of 2013, the Corporation completed the sale of a $40.8 million non-performing commercial mortgage loan that was among the loans transferred to held for sale in the first quarter of 2013 without incurring additional losses.

    In a separate transaction during 2013, the Corporation foreclosed on the collateral underlying $39.2 million related to one of the loans written-off and transferred to held for sale in the first quarter of 2013. Furthermore, in the third quarter of 2013, approximately $6.4 million of construction loan held for sale participations were paid-off.

    The Corporation’s primary goal with respect to these sales has been to accelerate the disposition of non-performing assets, which is the main priority of the Corporation’s Strategic Plan. The opportunistic sale of distressed assets is a pivotal and tactical step in the Corporation’s efforts to reduce balance sheet risk, improve earnings in the future through reductions of credit-related-costs and enhance credit quality consistent with regulators’ expectations of adequate levels of adversely classified assets for financial institutions.

Loan Portfolio Concentration

   The Corporation’s primary lending area is Puerto Rico. The Corporation’s banking subsidiary, First Bank, also lends in the USVI and BVI markets and in the United States (principally in the state of Florida). Of the total gross loans held for investment of $9.5 billion as of June 30, 2014, approximately 83% have credit risk concentration in Puerto Rico, 10% in the United States, and 7% in the USVI and BVI.

   As of June 30, 2014, the Corporation had $385.3 million in credit facilities granted to the Puerto Rico government, its municipalities and public corporations, of which $340.7 million was outstanding, compared to $397.8 million outstanding as of December 31, 2013, and $80.2 million granted to the government of the Virgin Islands, compared to $60.6 million as of December 31, 2013. Approximately $205.7 million of the outstanding credit facilities consists of loans to municipalities in Puerto Rico. Municipal debt exposure is secured by ad valorem taxation without limitation as to rate or amount on all taxable property within the boundaries of each municipality. The good faith, credit, and unlimited taxing power of the applicable municipality have been pledged to the repayment of all outstanding bonds and notes. Approximately $46.4 million consists of loans to units of the central government, and approximately $88.6 million consists of loans to public corporations that receive revenues from the rates they charge for services or products, such as electric power services, including a $75.0 million credit extended to the Puerto Rico Electric Power Authority for fuel purchases that have priority over senior bonds and other debt. Main public corporations have varying degrees of independence from the central government and many receive appropriations or other payments from the Puerto Rico’s government general fund. Debt issued by the central government can either carry the full faith, credit and taxing power of the Commonwealth of Puerto Rico or represent an obligation that is subject to annual budget appropriations. Furthermore, the Corporation had $200.2 million outstanding as of June 30, 2014 in financing to the hotel industry in Puerto Rico guaranteed by the Puerto Rico Tourism Development Fund (“TDF”). The TDF is a subsidiary of the GDB that works with private-sector financial institutions to structure financings for new hospitality projects.

       As disclosed in Note 4, S&P, Moody’s and Fitch downgraded the credit rating of the Commonwealth of Puerto Rico’s debt and certain public corporations to non-investment grade categories. The Corporation cannot predict at this time the impact that the current fiscal situation of the Commonwealth of Puerto Rico and the various legislative and other measures adopted and to be adopted by the Puerto Rico government in response to such fiscal situation will have on the Puerto Rico economy and on the Corporation’s financial condition and results of operations.

Troubled Debt Restructurings

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans in the U.S. mainland fit the definition of a troubled debt restructuring (a “TDR”). A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of June 30, 2014, the Corporation’s total TDR loans held for investment of $628.2 million consisted of $342.9 million of residential mortgage loans, $103.5 million of commercial and industrial loans, $137.6 million of commercial mortgage loans, $17.0 million of construction loans, and $27.2 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $0.4 million as of June 30, 2014.

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

   Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification. As of June 30, 2014, we classified an additional $8.2 million of residential mortgage loans as TDRs that were participating in or had been offered a trial modification.

For the commercial real estate, commercial and industrial, and construction portfolios, at the time of a restructuring, the Corporation determines, on a loan-by-loan basis, whether a concession was granted for economic or legal reasons related to the borrower’s financial difficulty. Concessions granted for commercial loans could include: reductions in interest rates to rates that are considered below market; extension of repayment schedules and maturity dates beyond original contractual terms; waivers of borrower covenants; forgiveness of principal or interest; or other contract changes that would be considered a concession. The Corporation mitigates loan defaults for its commercial loan portfolios through its collections function. The function’s objective is to minimize both early stage delinquencies and losses upon default of commercial loans. In the case of the commercial and industrial,  commercial mortgage and construction loan portfolios, the Corporation’s Special Asset Group (“SAG”) focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of OREO.  In addition to the management of the resolution process for problem loans, the SAG oversees collection efforts for all loans to prevent migration to the non-performing and/or adversely classified status.  The SAG utilizes relationship officers, collection specialists, and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary. The SAG utilizes its collections infrastructure of workout collection officers, credit work-out specialists, in-house legal counsel, and third-party consultants. In the case of residential construction projects and large commercial loans, the function also utilizes third-party specialized consultants to monitor the residential and commercial construction projects in terms of construction, marketing and sales, and assists with the restructuring of large commercial loans. In addition, the Corporation extends, renews, and restructures loans with satisfactory credit profiles. Many commercial loan facilities are structured as lines of credit, which are mainly one year in term and therefore are required to be renewed annually. Other facilities may be restructured or extended from time to time based upon changes in the borrower’s business needs, use of funds, timing of completion of projects, and other factors. If the borrower is not deemed to have financial difficulties, extensions, renewals, and restructurings are done in the normal course of business and not considered concessions, and the loans continue to be recorded as performing.

Selected information on TDRs that includes the recorded investment by loan class and modification type is summarized in the following tables. This information reflects all TDRs:

	June 30, 2014
(In thousands)	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Other (1)	Total
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	$24,088	$6,437	$277,431	$-	$34,956	$342,912
Commercial Mortgage Loans	30,672	12,884	74,939	-	19,124	137,619
Commercial and Industrial Loans:	7,666	4,885	33,216	3,100	54,671	103,538
Construction Loans:
Land	834	214	1,634	-	554	3,236
Construction-commercial	-	-	3,848	-	-	3,848
Construction-residential	6,155	160	3,142	-	432	9,889
Consumer Loans - Auto	-	544	8,662	-	4,904	14,110
Finance Leases	-	510	1,652	-	-	2,162
Consumer Loans - Other	642	178	8,407	130	1,562	10,919
Total Troubled Debt Restructurings (2)	$70,057	$25,812	$412,931	$3,230	$116,203	$628,233

(1)

 Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation or a combination of the concessions listed in the table.

(2)	Excludes TDRs held for sale amounting to $45.8 million as of June 30, 2014

	December 31, 2013
(In thousands)	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Other (1)	Total
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	$23,428	$6,059	$274,562	$-	$33,195	$337,244
Commercial Mortgage Loans	36,543	12,985	83,993	7	20,048	153,576
Commercial and Industrial Loans	12,099	11,341	12,835	3,122	52,554	91,951
Construction Loans:
Land	878	2,012	1,760	-	675	5,325
Construction-commercial	-	-	3,924	-	-	3,924
Construction-residential	6,054	160	3,173	994	513	10,894
Consumer Loans - Auto	-	706	8,350	-	5,066	14,122
Finance Leases	-	1,286	1,072	-	-	2,358
Consumer Loans - Other	227	256	8,638	-	1,743	10,864
Total Troubled Debt Restructurings (2)	$79,229	$34,805	$398,307	$4,123	$113,794	$630,258

(1)

 Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation or a combination of the concessions listed in the table.

(2)	Excludes TDRs held for sale amounting to $45.9 million as of December 31, 2013.

The following table presents the Corporation's TDR activity:

(In thousands)	Quarter Ended	Six-Month Period Ended
	June 30, 2014
Beginning balance of TDRs	$622,320	$630,258
New TDRs	34,810	54,745
Increases to existing TDRs - additional
disbursements	107	134
Charge-offs post modification	(18,666)	(26,648)
Foreclosures	(1,527)	(2,601)
Paid-off and partial payments	(8,811)	(27,655)
Ending balance of TDRs	$628,233	$628,233

TDRs are classified as either accrual or nonaccrual loans. A loan on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loans being returned to accrual at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Loan modifications increase the Corporation’s interest income by returning a non-performing loan to performing status, if applicable, increase cash flows by providing for payments to be made by the borrower, and avoid increases in foreclosure and OREO costs. The Corporation continues to consider a modified loan as an impaired loan for purposes of estimating the allowance for loan and lease losses. A TDR loan that specifies an interest rate that at the time of the restructuring is greater than or equal to the rate the Corporation is willing to accept for a new loan with comparable risk may not be reported as a TDR or an impaired loan in the calendar years subsequent to the restructuring if it is in compliance with its modified terms. The Corporation did not remove loans from the TDR classification during the first half of 2014.

The following table provides a breakdown between accrual and nonaccrual status of TDRs:

(In thousands)	June 30, 2014

	Accrual	Nonaccrual (1) (2)	Total TDRs

Non-FHA/VA Residential Mortgage loans	$256,948	$85,964	$342,912
Commercial Mortgage Loans	77,795	59,824	137,619
Commercial and Industrial Loans	53,249	50,289	103,538
Construction Loans:
Land	811	2,425	3,236
Construction-commercial	-	3,848	3,848
Construction-residential	3,301	6,588	9,889
Consumer Loans - Auto	8,847	5,263	14,110
Finance Leases	2,060	102	2,162
Consumer Loans - Other	8,859	2,060	10,919
Total Troubled Debt Restructurings	$411,870	$216,363	$628,233

(1)

Included in non-accrual loans are $85.5 million in loans that are performing under the terms of the restructuring agreement but are reported in non-accrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability.

(2)		Excludes non-accrual TDRs held for sale with a carrying value of $45.8 million as of June 30, 2014.

(In thousands)	December 31, 2013

	Accrual	Nonaccrual (1) (2)	Total TDRs

Non- FHA/VA Residential Mortgage loans	$263,919	$73,324	$337,243
Commercial Mortgage Loans	84,419	69,156	153,575
Commercial and Industrial Loans	53,509	38,441	91,950
Construction Loans:
Land	1,000	4,325	5,325
Construction-commercial	-	3,924	3,924
Construction-residential	3,332	7,562	10,894
Consumer Loans - Auto	8,512	5,610	14,122
Finance Leases	2,275	85	2,360
Consumer Loans - Other	8,417	2,448	10,865
Total Troubled Debt Restructurings	$425,383	$204,875	$630,258

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

TDRs exclude restructured mortgage loans that are government guaranteed (i.e., FHA/VA loans) in an amount totaling $76.9 million. The Corporation excludes government guaranteed loans from TDRs given that, in the event that the borrower defaults on the loan, the principal and interest (debenture rate) are guaranteed by the U.S. government; therefore, the risk of loss on these types of loans is very low. The Corporation does not consider loans with government guarantees to be impaired loans for the purpose of calculating the allowance for loan and lease losses.

Loan modifications that are considered TDRs completed during the quarter and six-month period ended June 30, 2014 and 2013 were as follows:

(Dollars in thousands)	Quarter ended June 30, 2014
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	91	$11,017	$10,264
Commercial Mortgage Loans	1	410	410
Commercial and Industrial Loans	7	21,114	21,114
Construction Loans:
Land	2	55	57
Construction-commercial	-	-	-
Construction-residential	-	-	-
Consumer Loans - Auto	92	1,408	1,393
Finance Leases	10	174	142
Consumer Loans - Other	313	1,457	1,430
Total Troubled Debt Restructurings	516	$35,635	$34,810

(Dollars in thousands)	Six-Month period ended June 30, 2014
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	138	$18,726	$17,975
Commercial Mortgage Loans	4	1,244	1,247
Commercial and Industrial Loans	12	29,078	28,744
Construction Loans:
Land	2	55	57
Construction-commercial	-	-	-
Construction-residential	-	-	-
Consumer Loans - Auto	209	3,013	2,998
Finance Leases	20	367	335
Consumer Loans - Other	742	3,416	3,389
Total Troubled Debt Restructurings	1,127	$55,899	$54,745

(Dollars in thousands)	Quarter ended June 30, 2013
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	40	$3,335	$3,335
Commercial Mortgage Loans	1	491	491
Commercial and Industrial Loans	1	1,165	1,165
Construction Loans:
Land	4	208	208
Consumer Loans - Auto	142	1,945	1,945
Finance Leases	19	416	416
Consumer Loans - Other	367	1,675	1,675
Total Troubled Debt Restructurings	574	$9,235	$9,235

(Dollars in thousands)	Six-Month period ended June 30, 2013
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	113	$13,098	$13,122
Commercial Mortgage Loans	1	491	491
Commercial and Industrial Loans	8	68,051	42,663
Construction Loans:
Land	4	208	208
Construction-residential	1	195	195
Consumer Loans - Auto	285	3,868	3,868
Finance Leases	38	729	729
Consumer Loans - Other	730	3,322	3,322
Total Troubled Debt Restructurings	1,180	$89,962	$64,598

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

   Loan modifications considered TDRs that defaulted during the quarters and six-month periods ended June 30, 2014 and June 30, 2013 and had become TDRs during the 12-months preceding the default date were as follows:

	Quarter ended June 30,
(Dollars in thousands)	2014		2013
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment

Non-FHA/VA Residential Mortgage loans	19	$2,267	19	$2,090
Commercial Mortgage Loans	-	-	-	-
Commercial and Industrial Loans	-	-	-	-
Construction Loans:
Land	1	46	2	66
Construction-commercial	-	-	-	-
Construction-residential	-	-	1	186
Consumer Loans - Auto	18	286	5	37
Consumer Loans - Other	53	205	35	137
Finance Leases	-	-	2	20
Total	91	$2,804	64	$2,536

	Six-Month Period Ended June 30,
(Dollars in thousands)	2014		2013
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment

Non-FHA/VA Residential Mortgage loans	33	$4,819	64	$9,615
Commercial Mortgage Loans	-	-	1	46,102
Commercial and Industrial Loans	-	-	2	3,829
Construction Loans:
Land	1	46	2	66
Construction-commercial	-	-	-	-
Construction-residential	-	-	1	186
Consumer Loans - Auto	22	325	7	54
Consumer Loans - Other	98	381	40	219
Finance Leases	-	-	2	20
Total	154	$5,571	119	$60,091

For certain TDRs, the Corporation splits the loans into two new notes, A and B notes. The A note is restructured to comply with the Corporation’s lending standards at current market rates, and is tailored to suit the customer’s ability to make timely interest and principal payments. The B note includes the granting of the concession to the borrower and varies by situation. The B note is charged off but the obligation is not forgiven to the borrower, and any payments collected are accounted for as recoveries. At the time of restructuring, the A note is identified and classified as a TDR. If the loan performs for at least six months according to the modified terms, the A note may be returned to accrual status. The borrower’s payment performance prior to the restructuring is included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring. In the periods following the calendar year in which a loan is restructured, the A note may no longer be reported as a TDR if it is on accrual, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the restructuring).

The recorded investment in loans held for investment restructured using the A/B note restructure workout strategy was approximately $62.2 million at June 30, 2014. The following table provides additional information about the volume of this type of loan restructuring and the effect on the allowance for loan and lease losses in the first half of 2014 and 2013:

(In thousands)	June 30, 2014	June 30, 2013
Principal balance deemed collectible at end of period	$62,159	$93,451
Amount (recovery) charged off	$(4,106)	$25,389
(Reductions) charges to the provision for loan losses	$(4,725)	$2,318
Allowance for loan losses at end of period	$942	$3,339

Of the loans comprising the $62.2 million that have been deemed collectible, approximately $60.5 million were placed in accrual status as the borrowers have exhibited a period of sustained performance. These loans continue to be individually evaluated for impairment purposes.

NOTE 7 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The changes in the allowance for loan and lease losses were as follows:

(In thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

Quarter ended June 30, 2014
Allowance for loan and lease losses:
Beginning balance	$30,508	$66,512	$79,590	$27,411	$62,757	$266,778
Charge-offs	(4,987)	(13,423)	(19,452)	(2,661)	(18,531)	(59,054)
Recoveries	300	4,297	416	55	1,641	6,709
Provision (release)	3,934	(8,808)	16,336	(3,513)	18,795	26,744
Ending balance	$29,755	$48,578	$76,890	$21,292	$64,662	$241,177
Ending balance: specific reserve for impaired loans	$16,464	$16,317	$22,745	$8,962	$3,870	$68,358
Ending balance: purchased credit-impaired loans	$-	$-	$-	$-	$-	$-
Ending balance: general allowance	$13,291	$32,261	$54,145	$12,330	$60,792	$172,819
Loans held for investment:
Ending balance	$2,795,159	$1,813,930	$2,647,478	$148,266	$2,062,268	$9,467,101
Ending balance: impaired loans	$414,448	$238,997	$179,764	$46,721	$28,928	$908,858
Ending balance: purchased credit-impaired loans	$99,997	$3,447	$-	$-	$2,176	$105,620
Ending balance: loans with general allowance	$2,280,714	$1,571,486	$2,467,714	$101,545	$2,031,164	$8,452,623

(In thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

Six-Month period ended June 30, 2014
Allowance for loan and lease losses:
Beginning balance	$33,110	$73,138	$85,295	$35,814	$58,501	$285,858
Charge-offs	(11,409)	(19,233)	(41,911)	(3,631)	(36,577)	(112,761)
Recoveries	369	4,332	1,079	672	2,969	9,421
Provision (release)	7,685	(9,659)	32,427	(11,563)	39,769	58,659
Ending balance	$29,755	$48,578	$76,890	$21,292	$64,662	$241,177
Ending balance: specific reserve for impaired loans	$16,464	$16,317	$22,745	$8,962	$3,870	$68,358
Ending balance: purchased credit-impaired loans	$-	$-	$-	$-	$-	$-
Ending balance: general allowance	$13,291	$32,261	$54,145	$12,330	$60,792	$172,819
Loans held for investment:
Ending balance	$2,795,159	$1,813,930	$2,647,478	$148,266	$2,062,268	$9,467,101
Ending balance: impaired loans	$414,448	$238,997	$179,764	$46,721	$28,928	$908,858
Ending balance: purchased credit-impaired loans	$99,997	$3,447	$-	$-	$2,176	$105,620
Ending balance: loans with general allowance	$2,280,714	$1,571,486	$2,467,714	$101,545	$2,031,164	$8,452,623

(In thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

Quarter ended June 30, 2013
Allowance for loan and lease losses:
Beginning balance	$64,722	$78,053	$97,363	$45,033	$57,360	$342,531
Charge-offs	(5,956)	(3,271)	(6,488)	(2,387)	(16,350)	(34,452)
Charge-offs related to bulk sale	(97,941)	-	-	(31)	-	(97,972)
Recoveries	479	18	968	50	1,961	3,476
Provision (release)	74,277	2,522	5,274	(6,686)	12,077	87,464
Reclassification (1)	-	10,691	(9,440)	(1,251)	-	-
Ending balance	$35,581	$88,013	$87,677	$34,728	$55,048	$301,047
Ending balance: specific reserve for impaired loans	$20,406	$33,219	$36,503	$21,884	$2,941	$114,953
Ending balance: purchased credit-impaired loans	$-	$-	$-	$-	$-	$-
Ending balance: general allowance	$15,175	$54,794	$51,174	$12,844	$52,107	$186,094
Loans held for investment:
Ending balance	$2,511,206	$1,916,509	$2,775,791	$194,912	$2,047,368	$9,445,786
Ending balance: impaired loans	$384,062	$212,983	$206,932	$76,483	$27,785	$908,245
Ending balance: purchased credit-impaired loans	$-	$-	$-	$-	$8,285	$8,285
Ending balance: loans with general allowance	$2,127,144	$1,703,526	$2,568,859	$118,429	$2,011,298	$8,529,256

(In thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

Six-Month period ended June 30, 2013
Allowance for loan and lease losses:
Beginning balance	$68,354	$97,692	$146,900	$61,600	$60,868	$435,414
Charge-offs	(16,653)	(19,270)	(47,430)	(28,246)	(31,114)	(142,713)
Charge-offs related to bulk sale	(98,972)	(40,057)	(44,678)	(12,784)	-	(196,491)
Recoveries	627	38	1,759	147	3,679	6,250
Provision	82,225	38,919	40,566	15,262	21,615	198,587
Reclassification (1)	-	10,691	(9,440)	(1,251)	-	-
Ending balance	$35,581	$88,013	$87,677	$34,728	$55,048	$301,047
Ending balance: specific reserve for impaired loans	$20,406	$33,219	$36,503	$21,884	$2,941	$114,953
Ending balance: purchased credit-impaired loans	$-	$-	$-	$-	$-	$-
Ending balance: general allowance	$15,175	$54,794	$51,174	$12,844	$52,107	$186,094
Loans held for investment:
Ending balance	$2,511,206	$1,916,509	$2,775,791	$194,912	$2,047,368	$9,445,786
Ending balance: impaired loans	$384,062	$212,983	$206,932	$76,483	$27,785	$908,245
Ending balance: purchased credit-impaired loans	$-	$-	$-	$-	$8,285	$8,285
Ending balance: loans with general allowance	$2,127,144	$1,703,526	$2,568,859	$118,429	$2,011,298	$8,529,256

(1)

During the second quarter of 2013, after a comprehensive review of substantially all of the loans in our commercial portfolios, the classification of certain loans was revised to more accurately depict the nature of the underlying loans. This reclassification resulted in a net increase of $269.0 million in commercial mortgage loans, since the principal source of repayment for such loans is derived primarily from the operation of the underlying real estate, with a corresponding decrease of $246.8 million in commercial and industrial loans and $22.2 million decrease in construction loans. The Corporation evaluated the impact of this reclassification on the provision for loan losses and determined that the effect of this adjustment was not material to any previously reported results.

During the second quarter of 2014, the Corporation made certain enhancements to the general allowance estimation process for commercial loans which mainly consisted of the following:

Utilization of longer historical loss periods to better reflect the level of incurred losses in portfolio. Historical charge-off rates are calculated by the Corporation on a quarterly basis by tracking cumulative charge-offs experienced over a two year loss period on loans according to their internal risk rating (referred to as “base rate” for the quarter). Prior to the second quarter enhancements, the Corporation would use the base rate of the current quarter or the average of the last 4 quarters, if greater. During the second quarter of 2014, the Corporation eliminated the use of the “greater of” approach and adopted the utilization of the base rate average of the last 8 quarters. This change captures a longer historical period that would help mitigate period to period volatility in the loss rates.

Enhancements of the environmental factors adjustment. Prior to the second quarter enhancements, these adjustments were applied in the form of basis points additions to the loss ratio based on changes in credit and economic indicators observed in the most recent periods. During the second quarter of 2014, the resulting factor derived from a set of risk-based ratings and weights assigned to credit and economic indicators activity over a reasonable period is now applied to a developed expected range of historical losses, in order to adjust the base loss rates. These enhancements result in a framework that can be applied more consistently, by having a more granular analysis that better captures trends in economic conditions and the impact in the Corporation’s portfolio.

In addition, the calculation of loss rates for asset classifications with limited or zero loss history was improved to consider these loans’ migration experience.

The Corporation maintained a parallel computation of the general reserve for commercial loans. The enhancements to the general allowance estimation process resulted in a net decrease to the allowance for loan losses of $4.8 million as of the implementation date of May 31, 2014.

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

As of June 30, 2014, the Corporation maintained a $0.2 million reserve for unfunded loan commitments mainly related to outstanding construction and commercial and industrial loan commitments. The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments to borrowers that are experiencing financial difficulties at the balance sheet date. It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statement of financial condition.

NOTE 8 – LOANS HELD FOR SALE

The Corporation’s loans held-for-sale portfolio was composed of:

	June 30, 2014	December 31, 2013
	(In thousands)
Residential mortgage loans	$17,350	$21,168
Construction loans	47,802	47,802
Commercial mortgage loans	6,953	6,999
Total	$72,105	$75,969

Non-performing loans held for sale totaled $54.8 million ($7.0 million commercial mortgage and $47.8 million construction loans) as of June 30, 2014 and December 31, 2013.

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

The Corporation designates a derivative as a fair value hedge, a cash flow hedge or an economic undesignated hedge when it enters into the derivative contract.  As of June 30, 2014 and December 31, 2013, all derivatives held by the Corporation were considered economic undesignated hedges.  These undesignated hedges are recorded at fair value with the resulting gain or loss recognized in current earnings.

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

Interest rate swaps - Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of June 30, 2014 and December 31, 2013, most of the interest rate swaps outstanding are used for protection against rising interest rates. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.

Forward Contracts - Forward contracts are sales of to-be-announced (“TBA”) mortgage-backed securities that will settle over the standard delivery date and do not qualify as “regular way” security trades. Regular-way security trades are contracts that have no net settlement provision and no market mechanism to facilitate net settlement and provide for delivery of a security within the time generally established by regulations or conventions in the market place or exchange in which the transaction is being executed. The forward sales are considered derivative instruments that need to be marked to market. These securities are used to economically hedge the FHA/VA residential mortgage loan securitizations of the mortgage-banking operations. Unrealized gains (losses) are recognized as part of mortgage banking activities in the Consolidated Statements of Income (Loss).

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

The following table summarizes the notional amounts of all derivative instruments:

	Notional Amounts
	As of	As of
	June 30,	December 31,
	2014	2013
	(In thousands)
Undesignated economic hedges:
Interest rate contracts:
Interest rate swap agreements	$30,859	$31,080
Written interest rate cap agreements	37,769	38,391
Purchased interest rate cap agreements	37,769	38,391
Forward Contracts:
Sale of TBA GNMA MBS pools	17,000	25,000
	$123,397	$132,862

Notional amounts are presented on a gross basis with no netting of offsetting exposure positions.

The following table summarizes the fair value of derivative instruments and the location in the statement of financial condition:

	Asset Derivatives			Liability Derivatives
	Statement of	June 30,	December 31,		June 30,	December 31,
	Financial	2014	2013		2014	2013
	Condition Location	Fair Value	Fair Value	Statement of Financial Condition Location	Fair Value	Fair Value
	(In thousands)

Undesignated economic hedges:
Interest rate contracts:
Interest rate swap agreements	Other assets	$99	$162	Accounts payable and other liabilities	$3,328	$3,965
Written interest rate cap agreements	Other assets	-	-	Accounts payable and other liabilities	16	58
Purchased interest rate cap agreements	Other assets	16	58	Accounts payable and other liabilities	-	-
Forward Contracts:
Sales of TBA GNMA MBS pools	Other assets	-	174	Accounts payable and other liabilities	228	-
		$115	$394		$3,572	$4,023

The following table summarizes the effect of derivative instruments on the statement of income (loss):

		Gain (or Loss)		Gain (or Loss)
	Location of Gain or (loss)	Quarter Ended		Six-Month Period Ended
	Recognized in Income on	June 30,		June 30,
(In thousands)	Derivatives	2014	2013	2014	2013

		(In thousands)
Undesignated economic hedges:
Interest rate contracts:
Interest rate swap agreements used to hedge fixed-rate loans	Interest income - Loans	$261	$709	$574	$1,099
Written and purchased interest rate cap agreements	Interest income - Loans	-	(1)	-	9
Forward contracts:
Sales of TBA GNMA MBS pools	Mortgage banking activities	(237)	971	(402)	866
Total gain on derivatives		$24	$1,679	$172	$1,974

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

   A summary of interest rate swaps follows:

	As of	As of
	June 30,	December 31,
	2014	2013
	(Dollars in thousands)

Pay fixed/receive floating :
Notional amount	$30,859	$31,080
Weighted-average receive rate at period end	1.84%	1.85%
Weighted-average pay rate at period end	6.77%	6.77%
Floating rates range from 167 to 187 basis points over 3-month LIBOR

As of June 30, 2014, the Corporation has not entered into any derivative instrument containing credit-risk related contingent features.

NOTE 10 – OFFSETTING OF ASSETS AND LIABILITIES

The Corporation enters into master agreements with counterparties that may allow for netting of exposures in the event of default, primarily related to derivatives and repurchase agreements. In an event of default, each party has a right of set-off against the other party for the amounts owed in the related agreement and any other amount or obligation owed in respect of any other agreement or transaction between them. The following table presents information about the offsetting of financial assets and liabilities as well as derivative assets and liabilities:

Offsetting of Financial Assets and Derivative Assets

(In thousands)
As of June 30, 2014

				Gross Amounts Not Offset in the Statement of Financial Position
			Net Amounts of Assets Presented in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
						Net Amount
Description

Derivatives	$16	$-	$16	$(16)	$-	$-

As of December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Position
			Net Amounts of Assets Presented in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
						Net Amount

Description

Derivatives	$58	$-	$58	$(58)	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities

(In thousands)
As of June 30, 2014

				Gross Amounts Not Offset in the Statement of Financial Position
			Net Amounts of Liabilities Presented in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
						Net Amount

Description

Derivatives	$3,328	$-	$3,328	$(3,328)	$-	$-
Repurchase agreements	600,000	-	600,000	(600,000)	-	-
Total	$603,328	$-	$603,328	$(603,328)	$-	$-

As of December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Position
			Net Amounts of Liabilities Presented in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
						Net Amount

Description
Derivatives
	$3,965	$-	$3,965	$(3,965)	$-	$-
Repurchase agreements	600,000	-	600,000	(600,000)	-	-
Total	$603,965	$-	$603,965	$(603,965)	$-	$-

NOTE 11 – GOODWILL AND OTHER INTANGIBLES

Goodwill as of June 30, 2014 and December 31, 2013 amounted to $28.1 million, recognized as part of “Other Assets” in the consolidated statement of financial condition. The Corporation conducted its annual evaluation of goodwill and intangibles during the fourth quarter of 2013.

The Corporation bypassed the qualitative assessment in 2013 and proceeded directly to perform the first step of the two-step goodwill impairment test. The Step 1 evaluation of goodwill allocated to the Florida reporting unit under both valuation approaches (market and discounted cash flow analysis) indicated that the fair value of the unit was above the carrying amount of its equity book value as of the valuation date (October 1); therefore, the completion of Step 2 was not required. Based on the analysis under both the market and discounted cash flow analysis, the estimated fair value of the equity of the reporting unit exceeded the carrying amount of the entity, including goodwill at the evaluation date. There have been no events related to the Florida reporting unit that could indicate potential goodwill impairment since the date of the last evaluation; therefore, no goodwill impairment evaluation was performed during the first six months of 2014. Goodwill and other indefinite life intangibles are reviewed at least annually for impairment.

In connection with the acquisition of the FirstBank-branded credit card loan portfolio in the second quarter of 2012, the Corporation recognized a purchased credit card relationship intangible of $24.5 million, which is being amortized over 7.5 years on an accelerated basis based on the estimated attrition rate of the purchased credit card accounts, which reflects the pattern in which the economic benefits of the intangible asset are consumed. These benefits are consumed as the revenue stream generated by the cardholder relationship is realized.

The following table shows the gross amount and accumulated amortization of the Corporation’s intangible assets recognized as part of Other Assets in the consolidated statement of financial condition:

	As of	As of
	June 30,	December 31,
	2014	2013
(Dollars in thousands)
Core deposit intangible:
Gross amount	$45,844	$45,844
Accumulated amortization	(39,644)	(38,863)
Net carrying amount	$6,200	$6,981
Remaining amortization period	8.9 years	9.8 years
Purchased credit card relationship intangible:
Gross amount	$24,465	$24,465
Accumulated amortization	(6,385)	(4,678)
Net carrying amount	$18,080	$19,787

Remaining amortization period	7.5 years	8.0 years

For the quarter and six-month period ended June 30, 2014, the amortization expense of core deposit intangibles amounted to $0.4 million and $0.8 million, respectively (2013 - $0.6 million and $1.2 million). For the quarter and six-month period ended June 30, 2014, the amortization expense of the purchased credit card relationship intangible amounted to $0.9 million and $1.7 million, respectively (2013 - $0.9 million and $1.9 million).

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

Below is a summary of transfers of financial assets to VIEs for which the Corporation has retained some level of continuing involvement:

Ginnie Mae

The Corporation typically transfers first lien residential mortgage loans in conjunction with GNMA securitization transactions in which the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by the issuer and, as such, under seller/servicer agreements, the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of June 30, 2014, the Corporation serviced loans securitized through GNMA with a principal balance of $1.1 billion.

Trust Preferred Securities

In 2004, FBP Statutory Trust I, a financing subsidiary of the Corporation, sold to institutional investors $100 million of its variable rate trust-preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.1 million of FBP Statutory Trust I variable rate common securities, were used by FBP Statutory Trust I to purchase $103.1 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. Also in 2004, FBP Statutory Trust II, a statutory trust that is wholly owned by the Corporation, sold to institutional investors $125 million of its variable rate trust-preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.9 million of FBP Statutory Trust II variable rate common securities, were used by FBP Statutory Trust II to purchase $128.9 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. The debentures are presented in the Corporation’s consolidated statement of financial condition as Other Borrowings, net of related issuance costs. The variable rate trust-preferred securities are fully and unconditionally guaranteed by the Corporation. The $100 million Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and the $125 million issued in September 2004 mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Deferrable Debentures may be shortened (such shortening would result in a mandatory redemption of the variable rate trust-preferred securities). The trust-preferred securities, subject to certain limitations, qualify as Tier I regulatory capital under current applicable rules and regulations. The Collins Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act eliminates certain trust-preferred securities from Tier 1 Capital. Bank Holding Companies, such as the Corporation, must fully phase out these instruments from Tier I capital by January 1, 2016 (25% allowed in 2015 and 0% in 2016); however, these instruments may remain in Tier 2 capital until the instruments are redeemed or mature.

Grantor Trusts

During 2004 and 2005, a third party to the Corporation, from now on identified as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates. The seller initially provided the servicing for a fee, which is senior to the obligations to pay trust certificate holders.

The seller then entered into a sales agreement through which it sold and issued the trust certificates in favor of the Corporation’s banking subsidiary. Currently, the Bank is the sole owner of the trust certificates; the servicing of the underlying residential mortgages that generate the principal and interest cash flows is performed by another third party, which receives a servicing fee. The securities are variable rate securities indexed to 90-day LIBOR plus a spread. The principal payments from the underlying loans are remitted to a paying agent (servicer) who then remits interest to the Bank; interest income is shared to a certain extent with the FDIC, which has an interest only strip (“IO”) tied to the cash flows of the underlying loans and is entitled to receive the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to the weighted average coupon of the securities. The FDIC became the owner of the IO upon the intervention of the seller, a failed financial institution. No recourse agreement exists and the risk from losses on non accruing loans and repossessed collateral is absorbed by the Bank as the sole holder of the certificates.  As of June 30, 2014, the amortized balance and carrying value of Grantor Trusts amounted to $51.2 million and $38.1 million, respectively, with a weighted average yield of 2.21%.

Investment in unconsolidated entity

On February 16, 2011, FirstBank sold an asset portfolio consisting of performing and non-performing construction, commercial mortgage and commercial and industrial loans with an aggregate book value of $269.3 million to CPG/GS, an entity organized under the laws of the Commonwealth of Puerto Rico and majority owned by PRLP Ventures LLC ("PRLP"), a company created by Goldman, Sachs & Co. and Caribbean Property Group.  In connection with the sale, the Corporation received $88.5 million in cash and a 35% interest in CPG/GS, and made a loan in the amount of $136.1 million representing seller financing provided by FirstBank. The loan had a seven-year maturity and bears variable interest at 30-day LIBOR plus 300 basis points and is secured by a pledge of all of the acquiring entity's assets as well as the PRLP's 65% ownership interest in CPG/GS. As of June 30, 2014, the carrying amount of the loan was $39.2 million, which was included in the Corporation's Commercial and Industrial loans held for investment portfolio. FirstBank’s equity interest in CPG/GS is accounted for under the equity method and included as part of Investment in unconsolidated entity in the Consolidated Statements of Financial Condition. When applying the equity method, the Bank follows the Hypothetical Liquidation Book Value method (“HLBV”) to determine its share of CPG/GS’s earnings or loss. Under HLBV, the Bank determines its share of CPG/GS’s earnings or loss by determining the difference between its “claim on CPG/GS’s book value” at the end of the period as compared to the beginning of the period. This claim is calculated as the amount the Bank would receive if CPG/GS were to liquidate all of its assets at recorded amounts determined in accordance with GAAP and distribute the resulting cash to the investors, PRLP and FirstBank, according to their respective priorities as provided in the contractual agreement. The Bank reports its share of CPG/GS’s operating results on a one-quarter lag basis. In addition, as a result of using HLBV, the difference between the Bank’s investment in CPG/GS and its claim on the book value of CPG/GS at the date of the investment, known as the basis difference, is amortized over the estimated life of the investment, or five years.  CPG/GS records its loans receivable under the fair value option. Equity in loss of unconsolidated entity for the six month period ended June 30, 2014 of $7.3 million includes $1.8 million related to the amortization of the basis differential, compared to equity in loss of unconsolidated entity of $4.9 million for the first six months of 2013. The loss recorded in 2014 reduced to zero the carrying amount of the Bank’s investment in CPG/GS. No negative investment needs to be reported as the Bank has no legal obligation or commitment to provide further financial support to this entity; thus, no further losses will be recorded on this investment. Any potential increase in the carrying value of the investment in CPG/GS, under the HLBV method, would depend upon how better off the Bank is at the end of the period than it was at the beginning of the period after the waterfall calculation performed to determine the amount of gain allocated to the investors.

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

During 2012, CPG/GS repaid the outstanding balance of the advance facility to fund unfunded commitments, and the funds became available to redraw under a one-time revolver agreement. These loans bear variable interest at 30-day LIBOR plus 300 basis points. As of June 30, 2014, the carrying value of the revolver agreement and working capital line was $34.1 million and $0, respectively, which was included in the Corporation's commercial and industrial loans held for investment portfolio.

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

The following table shows summarized unaudited income statement information of CPG/GS for the quarters and six-month periods ended June 30, 2014 and 2013:

	Quarter Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Revenues, including net realized gains on sale of
investments in loans and OREO	$2,118	$1,040	$2,869	$1,719
Gross (loss) profit	$(455)	$(1,893)	$(1,963)	$(3,668)
Net (loss) income	$(2,355)	$(3,877)	$(4,802)	$2,193

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

The changes in servicing assets are shown below:

	Quarter ended		Six-Month period ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$22,026	$18,717	$21,987	$17,524
Capitalization of servicing assets	1,017	2,094	2,069	3,814
Amortization	(790)	(796)	(1,573)	(1,586)
Adjustment to fair value	39	277	(180)	557
Other (1)	(22)	(313)	(33)	(330)
Balance at end of period	$22,270	$19,979	$22,270	$19,979

(1)	Amount represents the adjustment to fair value related to the repurchase of loans serviced for others.

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

Changes in the impairment allowance related to servicing assets were as follows:

	Quarter ended		Six-Month Period Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$431	$392	$212	$672
Temporary impairment charges	24	75	243	115
Recoveries	(63)	(352)	(63)	(672)
Balance at end of period	$392	$115	$392	$115

The components of net servicing income are shown below:

	Quarter ended		Six-Month Period Ended
	June 30,		June 30,
	2014	2013	2014	2013

	(In thousands)
Servicing fees	$1,689	$2,096	$3,360	$3,613
Late charges and prepayment penalties	177	218	341	431
Adjustment for loans repurchased	(22)	(313)	(33)	(330)
Other (1)	(689)	(148)	(1,047)	(148)
Servicing income, gross	1,155	1,853	2,621	3,566
Amortization and impairment of servicing assets	(751)	(519)	(1,753)	(1,029)
Servicing income, net	$404	$1,334	$868	$2,537

(1)	Mainly consisted of compensatory fees imposed by GSEs and losses related to representations and warranties.

The Corporation’s servicing assets are subject to prepayment and interest rate risks. Key economic assumptions used in determining the fair value at the time of sale ranged as follows:

	Maximum	Minimum
Six-Month Period Ended June 30, 2014:
Constant prepayment rate:
Government guaranteed mortgage loans	9.6%	9.1%
Conventional conforming mortgage loans	9.4%	8.9%
Conventional non-conforming mortgage loans	13.4%	12.7%
Discount rate:
Government guaranteed mortgage loans	11.5%	11.5%
Conventional conforming mortgage loans	9.5%	9.5%
Conventional non-conforming mortgage loans	13.9%	13.8%

Six-Month Period Ended June 30, 2013:
Constant prepayment rate:
Government guaranteed mortgage loans	10.5%	9.1%
Conventional conforming mortgage loans	10.9%	9.4%
Conventional non-conforming mortgage loans	14.3%	13.5%
Discount rate:
Government guaranteed mortgage loans	12.0%	12.0%
Conventional conforming mortgage loans	10.0%	10.0%
Conventional non-conforming mortgage loans	14.3%	14.3%

     As of June 30, 2014, fair values of the Corporation’s servicing assets were based on a valuation model that incorporates market driven assumptions regarding discount rates and mortgage prepayment rates, adjusted by the particular characteristics of the Corporation’s servicing portfolio. The weighted-averages of the key economic assumptions used by the Corporation in its valuation model and the sensitivity of the current aggregate fair value to immediate 10% and 20% adverse changes in those assumptions for mortgage loans as of June 30, 2014 were as follows:

(Dollars in thousands)
Carrying amount of servicing assets	$22,270
Fair value	$24,917
Weighted-average expected life (in years)	9.15

Constant prepayment rate (weighted-average annual rate)	9.78%
Decrease in fair value due to 10% adverse change	$953
Decrease in fair value due to 20% adverse change	$1,846

Discount rate (weighted-average annual rate)	10.62%
Decrease in fair value due to 10% adverse change	$1,045
Decrease in fair value due to 20% adverse change	$2,009

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

NOTE 13 – DEPOSITS

The following table summarizes deposit balances:
	June 30,	December 31,
	2014	2013
	(In thousands)

Type of account:
Non-interest bearing checking accounts	$851,038	$851,212
Savings accounts	2,387,743	2,334,831
Interest-bearing checking accounts	1,079,843	1,167,480
Certificates of deposit	2,215,263	2,384,378
Brokered CDs	3,096,901	3,142,023
	$9,630,788	$9,879,924

Brokered CDs mature as follows:

June 30,
2014
(In thousands)

Three months or less	$547,506
Over three months to six months	475,447
Over six months to one year	757,172
One to three years	1,164,461
Three to five years	116,314
Over five years	36,001
Total	$3,096,901

The following are the components of interest expense on deposits:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)

Interest expense on deposits	$17,750	$21,891	$36,264	$45,280
Amortization of broker placement fees	1,716	2,027	3,501	4,182
Interest expense on deposits	$19,466	$23,918	$39,765	$49,462

NOTE 14 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (repurchase agreements) consist of the following:

	June 30,	December 31,
	2014 (1)	2013
	(Dollars in thousands)

Repurchase agreements, interest rates ranging from 2.45% to 3.31%
(December 31, 2013 - 2.45% to 3.32%)	$900,000	$900,000

(1)

As of June 30, 2014, includes $800 million with an average rate of 2.84% that lenders have the right to call before their contractual maturities at various dates beginning on July 9, 2014. Subsequent to June 30, 2014, no lender has exercised its call option on repurchase agreements. Also includes $700 million that is currently tied to variable rates.

Repurchase agreements mature as follows:

June 30, 2014
(In thousands)

Over one year to three years	$600,000
Three to five years	300,000
Total	$900,000

As of June 30, 2014 and December 31, 2013, the securities underlying such agreements were delivered to the dealers with which the repurchase agreements were transacted.

Repurchase agreements as of June 30, 2014, grouped by counterparty, were as follows:

(Dollars in thousands)		Weighted-Average
Counterparty	Amount	Maturity (In Months)

Citigroup Global Markets	$300,000	28
JP Morgan Chase	200,000	32
Dean Witter / Morgan Stanley	100,000	40
Credit Suisse First Boston	300,000	42
	$900,000

NOTE 15 – ADVANCES FROM THE FEDERAL HOME LOAN BANK (FHLB)

The following is a summary of the advances from the FHLB:

	June 30,	December 31,
	2014	2013

	(Dollars in thousands)
Fixed-rate advances from FHLB, with a weighted-
average interest rate of 1.07%	$320,000	$300,000

Advances from FHLB mature as follows:

June 30,
2014
(In thousands)

One to thirty days	$20,000
Over one year to three years	100,000
Over three years	200,000
Total	$320,000

As of June 30, 2014, the Corporation had additional capacity of approximately $396.8 million on this credit facility based on collateral pledged at the FHLB, including a haircut reflecting the perceived risk associated with holding the collateral.

NOTE 16 – OTHER BORROWINGS

 Other borrowings consist of:

	June 30,	December 31,
	2014	2013
	(In thousands)
Junior subordinated debentures due in 2034,
interest-bearing at a floating rate of 2.75%
over 3-month LIBOR (2.98% as of June 30, 2014
and 2.99% as of December 31, 2013)	$103,093	$103,093
Junior subordinated debentures due in 2034,
interest-bearing at a floating rate of 2.50%
over 3-month LIBOR (2.73% as of June 30, 2014
and 2.75% as of December 31, 2013)	128,866	128,866
	$231,959	$231,959

NOTE 17 – STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2014 and December 31, 2013, the Corporation had 2,000,000,000 authorized shares of common stock with a par value of $0.10 per share. As of June 30, 2014 and December 31, 2013, there were 213,399,037 and 207,635,157 shares issued, respectively, and 212,760,158 and 207,068,978 shares outstanding, respectively. On July 30, 2009, the Corporation announced the suspension of common and preferred stock dividends effective with the preferred dividend for the month of August 2009.

In April 2014 the Corporation awarded 210,840 shares of restricted stock under the Omnibus Plan to the independent directors, subject to a one-year vesting period. Also in the first half of 2014, the Corporation granted 810,138 shares of restricted stock to certain senior officers and certain other employees. The restrictions on such restricted stock will lapse with respect to 50% over a two-year period and 50% over a three-year period. Included in the 810,138 shares of restricted stock are 653,138 shares granted to certain senior officers consistent with the requirements of TARP. In addition, in 2014, the Corporation issued 147,781 shares of common stock as increased compensation to certain executive officers. As of June 30, 2014 and December 31, 2013, there were 2,328,840 and 1,411,185 shares of unvested restricted stock outstanding. During the first six months of 2014, 2,000 shares of restricted stock were forfeited and the restrictions on 101,323 shares of restricted stock lapsed.  Refer to Note 3 for additional details.

Preferred Stock

The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1, redeemable at the Corporation’s option subject to certain terms. This stock may be issued in series and the shares of each series will have such rights and preferences as are fixed by the Board of Directors when authorizing the issuance of that particular series. As of June 30, 2014, the Corporation has five outstanding series of non-convertible, non-cumulative preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% non-cumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E.  The liquidation value per share is $25.

Effective January 17, 2012, the Corporation delisted all of its outstanding series of non-convertible, non-cumulative preferred stock from the New York Stock Exchange. The Corporation has not arranged for listing and/or registration on another national securities exchange or for quotation of the Series A through E Preferred Stock in a quotation medium.

   In the first six months of 2014, the Corporation issued an aggregate of 4,597,121 shares of its common stock in exchange for an aggregate of 1,077,726 shares of the Corporation’s Series A through E Preferred Stock, having an aggregate liquidation value of $26.9 million. The shares of common stock were issued to holders of the Series A through E Preferred Stock in separate and unrelated transactions in reliance upon the exemption set forth in Section 3(a)(9) of the Securities Act of 1933, as amended, for securities exchanged by an issuer with existing security holders where no commission or other remuneration is paid or given directly or indirectly by the issuer for soliciting such exchange. The carrying (liquidation) value of the Series A through E preferred stock exchanged, or $26.9 million, was reduced, and common stock and additional paid-in capital was increased in the amount of the fair value of the common stock issued. The Corporation recorded the par value of the shares issued as common stock ($0.10 per common share) or $0.5 million. The excess of the common stock fair value over the par value, or $23.9 million, was recorded in additional paid-in capital. The excess of the carrying amount of the shares of preferred stock over the fair value of the shares of common stock, or $1.7 million, was recorded as an increase to retained earnings and an increase in earnings per common share computation.

The results of the exchange with respect to Series A through E preferred stock were as follows:

		Shares of		Shares of	Aggregate
		preferred		preferred	liquidation
		stock	Shares of	stock	preference	Shares of
	Liquidation	outstanding	preferred	outstanding	after	common
	preference	prior to	stock	after	exchange	stock
	per share	exchange	exchanged	exchange	(in thousands)	issued

Title of Securities
7.125% Noncumulative Perpetual
Monthly Income Preferred
Stock, Series A	$25	450,195	252,809	197,386	$4,935	1,081,652
8.35% Noncumulative Perpetual
Monthly Income Preferred
Stock, Series B	$25	475,987	179,841	296,146	7,404	769,379
7.40% Noncumulative Perpetual
Monthly Income Preferred
Stock, Series C	$25	460,611	210,759	249,852	6,246	890,830
7.25% Noncumulative Perpetual
Monthly Income Preferred
Stock, Series D	$25	510,592	225,070	285,522	7,138	961,724
7.00% Noncumulative Perpetual
Monthly Income Preferred
Stock, Series E	$25	624,487	209,247	415,240	10,381	893,536
		2,521,872	1,077,726	1,444,146	$36,104	4,597,121

Treasury stock

   During the first six months of 2014, the Corporation withheld an aggregate of 72,700 shares of the common stock paid to certain senior officers as additional compensation and of the restricted stock that vested during 2014 to cover employees’ payroll and income tax withholding liabilities; these shares are also held as treasury shares. As of June 30, 2014 and December 31, 2013, the Corporation had 638,879 and 566,179 shares held as treasury stock, respectively.

FirstBank Statutory Reserve (Legal Surplus)

   The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to legal surplus until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus account from the retained earnings account are not available for distribution to the stockholders without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The net loss experienced in 2013 exhausted FirstBank’s statutory reserve fund. The Puerto Rico Banking Law provides that when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts shall be charged against the undistributed profits of the bank, and the balance, if any, shall be charged against the reserve fund, as a reduction thereof. If there is no reserve fund sufficient to cover such balance in whole or in part, the outstanding amount shall be charged against the capital account and the Bank cannot pay dividends until it can replenish the reserve fund to an amount of at least 20% of the original capital contributed.

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

On June 30, 2013, the Puerto Rico Government approved Act No. 40 (“Act 40”), known as the “Tax Burden Adjustment and Redistribution Act”, which amended the 2011 PR Code, and Act No. 46 (“Act 46”), which bring changes to the sales and use tax regime. The main provisions of Act 40 that impact financial institutions are:

(i)                A new national gross receipts tax that in the case of financial institutions is 1% of gross income that is not deductible for purposes of computing net taxable income and is not part of the alternative minimum tax (“AMT”).  This provision was retroactive to January 1, 2013.  The national gross receipts tax expense for the quarter and six-month period ended June 30, 2014 amounted to $1.4 million and $2.8 million, respectively, compared to $3.2 million recorded for the second quarter of 2013 ($1.6 million of such charge corresponded to the first quarter of 2013 and was recorded in the second quarter of 2013 upon enactment of Act 40, which was retroactive to January 1, 2013). This expense is included as part of “Taxes, other than income taxes” in the consolidated statement of income (loss). Subject to certain limitations, a financial institution will be able to claim a credit of 0.5% of its gross income against its regular income tax or the AMT. A benefit related to this credit of $0.7 million and $1.4 million was recorded as a reduction to the provision for income taxes in the second quarter and first half of 2014, respectively, compared to the benefit of $1.6 million recorded in the second quarter of 2013.

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

Significant changes to the sales and use tax regime include adjustments to the Business to Business exclusion.  The business to business exclusion applicable to services rendered from one registered business to another registered business remains in effect, except for certain services that will be taxable, including, among others, service charges imposed by financial institutions on other businesses (commercial clients), collection services, repairs and maintenance services of real and personal property, and computer programming services, including modifications to previously designed systems.  The sales and use tax provisions were effective beginning on July 1, 2013.

    On October 14, 2013, the Governor of Puerto Rico signed into law Act No. 117 (“Act 117”) providing additional changes and transitional provisions in connection with Act 40.  In relation to the national gross receipts tax, Act 117 clarifies, among other things, that gross income subject to the special tax does not include the following:

(i)                Dividends received from a 100% controlled domestic subsidiary. During the first half of 2014, no dividends subject to this exception were received by any of the Corporation’s entities.

(ii)               Income attributable to a trade or business outside of Puerto Rico.

The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through an International Banking Entity (“IBE”) of the Bank and through the Bank’s subsidiary, FirstBank Overseas Corporation, whose interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation. The IBE and FirsBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico on the specific activities identified in the IBE Act. An IBE that operates as a unit of a bank pays income taxes at normal rates to the extent that the IBE’s net income exceeds 20% of the bank’s total net taxable income.

For the quarter and six-month period ended June 30, 2014, the Corporation recorded an income tax benefit of $0.3 million and an income tax expense of $0.6 million compared to an income tax benefit of $1.0 million and an income tax expense of $0.6 million for the same periods in 2013. The variance in the second quarter of 2014 compared to the same period in 2013 mainly reflects the impact of the amendments to the 2011 PR Code during the second quarter of 2013 when the Corporation recognized a $1.6 million benefit related to the national gross receipts tax credit ($0.8 million of such benefit corresponded to the first quarter of 2013 and was recorded in the second quarter of 2013 upon enactment of Act 40 which was retroactive to January 1, 2013) compared to the $0.7 million benefit related to the national gross receipts tax credit recorded in 2014. In addition, the variance reflects a net benefit in the 2013 second quarter of $0.5 million related to the increase in the deferred tax asset of profitable subsidiaries due to changes in statutory tax rates. Further, there was an increase of $1.0 million in the AMT expense recorded in the second quarter of 2014. These variances were partially offset by a $1.8 million reduction to the liability for certain tax positions related to prior year’s tax positions, as further discussed below. The income tax in the interim financial statements is calculated based on the income of the individual subsidiaries and the currently valid tax rates as a best possible estimate. As of June 30, 2014, the deferred tax asset, net of a valuation allowance of $510.8 million, amounted to $8.7 million compared to $7.6 million as of December 31, 2013. The decrease in the valuation allowance to $510.8 million from $522.7 million as of December 31, 2013 was mainly due to the reversal of temporary differences primarily attributable to the reduction in the allowance for loan and lease losses during the first half of 2014.

Accounting for income taxes requires that companies assess whether a valuation allowance should be recorded against their deferred tax asset based on an assessment of the amount of the deferred tax asset that is “more likely than not” to be realized. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized.

In making such assessment, significant weight is given to evidence that can be objectively verified, including both positive and negative evidence. Consideration must be given to all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of the reversal of temporary differences and carry forwards, taxable income in carry back years and tax planning strategies. In estimating taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance.

In assessing the weight of positive and negative evidence, a significant negative factor that resulted in the maintenance of the valuation allowance was that the Corporation’s banking subsidiary, FirstBank Puerto Rico, was in a three-year historical cumulative loss position as of June 30, 2014, mainly due to significant charges to the provision for loan and lease losses in prior years as a result of the economic downturn and the bulk sales of assets completed in 2013. As of June 30, 2014, the Corporation had a gross deferred tax asset of $520.6 million, including $373.3 million associated with NOLs. The Bank incurred all of the NOLs on or after 2009. As mentioned before, the Corporation maintained a valuation allowance of $510.8 million as of June 30, 2014 against the deferred tax asset. As of June 30, 2014, management concluded that $8.7 million of the deferred tax asset will be realized as it relates to profitable subsidiaries and to amounts that can be realized through future reversals of existing taxable temporary differences. To the extent the realization of a portion, or all, of the tax asset becomes “more likely than not” based on changes in circumstances (such as, improved earnings, changes in tax laws or other relevant changes), a reversal of that portion of the deferred tax asset valuation allowance will then be recorded.

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

The following table reconciles the balance of UTBs:

	Six-Month Period Ended June 30, 2014	Six-Month Period Ended June 30, 2013

(In thousands)

Balance beginning of the year	$4,310	$2,374
Decrease related to positions taken during prior years	(1,763)	-
Balance at end of period	$2,547	$2,374

  As of June 30, 2014, the Corporation had UTBs of approximately $2.5 million, all of which would, if recognized, affect the Corporation’s effective tax rate. The Corporation classifies all interest and penalties, if any, related to tax uncertainties as income tax expense. As of June 30, 2014, the Corporation’s accrued interest that relates to tax uncertainties amounted to $2.4 million and there was no need to accrue for the payment of penalties. The years 2007 through 2009 were examined by the United States Internal Revenue Service (“IRS”) and disputed issues were taken to administrative appeals during 2011. Based on feasible settlement with the IRS Appeals office in June 2014, the Corporation released a portion of its reserve for uncertain tax positions, resulting in a tax benefit of approximately $1.8 million. Based on such agreement management believes that the amounts of unrecognized tax benefits will decrease within the next twelve months by approximately $2.5 million. Such change will not have an impact on the effective tax rate.

The Corporation’s liability for income taxes includes its liability for UTBs, and interest that relates to tax years still subject to review by taxing authorities. The UTBs are recorded as a liability instead of a reduction to the deferred tax asset as the Corporation’s NOLs and tax credit carryfowards are not available to settle any income tax that would result from the disallowance of the Corporation’s UTBs. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the 2011 PR Code is 4 years; the statute of limitations for Virgin Islands and U.S. income tax purposes are each three years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For Puerto Rico, Virgin Islands and U.S income tax purposes, all tax years subsequent to 2009 remain open to examination. Tax year 2010 is currently under examination by the Puerto Rico Department of Treasury.

Recent Developments. On July 1, 2014, the Puerto Rico Government approved Act No. 77 (“Act 77”), Act for Adjustments to Tax System, which amended the 2011 PR Code.  Some of the main provisions that impact corporations follow:

(i)                  Long Term Capital Gain Tax Rate is increased from 15% to 20% and Long Term Capital Treatment was amended to apply only to assets held for a period of 1 year or more (previously 6 month or more) for transactions completed after June 30, 2014.

(ii)                New Capital Loss carryover limitation, of up to 90% of Capital Gains and the carryover period of NOL’s attributable to capital losses incurred during taxable years commencing after December 31, 2013 was increased from 5 years to 7 years.

(iii)               The credit for AMT paid in previous years will be limited to 25% of the excess of the regular income tax over the tentative minimum tax.

(iv)              The national gross receipts tax rate for financial institutions was not affected by Act 77 and remains at 1% and financial institutions continue to claim 0.5% of their gross income as a credit against regular income tax or the AMT. However, tax credits purchased or generated by the institution are not allowed as a credit against the national gross receipts tax obligation.

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

For 2014, there were no transfers into or out of Level 1, Level 2 or Level 3 measurement of the fair value hierarchy.

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

Private label MBS are collateralized by fixed-rate mortgages on single-family residential properties in the United States; the interest rate on the securities is variable, tied to three-month LIBOR and limited to the weighted-average coupon of the underlying collateral. The market valuation represents the estimated net cash flows over the projected life of the pool of underlying assets applying a discount rate that reflects market observed floating spreads over LIBOR, with a widening spread based on a nonrated security. The market valuation is derived from a model that utilizes relevant assumptions such as prepayment rate, default rate, and loss severity on a loan level basis. The Corporation modeled the cash flow from the fixed-rate mortgage collateral using a static cash flow analysis according to collateral attributes of the underlying mortgage pool (i.e. loan term, current balance, note rate, rate adjustment type, rate adjustment frequency, rate caps, and others) in combination with prepayment forecasts obtained from a commercially available prepayment model (ADCO). The variable cash flow of the security is modeled using the 3-month LIBOR forward curve. Loss assumptions were driven by the combination of default and loss severity estimates, taking into account loan credit characteristics (loan-to-value, state, origination date, property type, occupancy loan purpose, documentation type, debt-to-income ratio, and other) to provide an estimate of default and loss severity.

Refer to the table below for further information regarding qualitative information for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Derivative instruments

The fair value of most of the Corporation’s derivative instruments is based on observable market parameters and takes into consideration the credit risk component of paying counterparties when appropriate, except when collateral is pledged. That is, on interest rate swaps, the credit risk of both counterparties is included in the valuation; and, on options and caps, only the seller's credit risk is considered.  The derivative instruments, namely swaps and caps, were valued based on a discounted cash flow approach using the related LIBOR and swap rate for each cash flow. Derivatives include interest rate swaps used for protection against rising interest rates. For these interest rate swaps, a credit component was not considered in the valuation since the Corporation has fully collateralized with investment securities any marked-to-market loss with the counterparty and, if there were market gains, the counterparty had to deliver additional collateral to the Corporation.

Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments for the quarter and six-month period ended June 30, 2014 was immaterial.

The information about the estimated fair value of financial instruments required by GAAP is presented hereunder.  The fair value amounts presented do not necessarily represent management’s estimate of the underlying value of the Corporation.

Assets and liabilities measured at fair value on a recurring basis, are summarized below:

	As of June 30, 2014				As of December 31, 2013
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value

Assets:
Securities available for sale :
Equity securities	$9	$-	$-	$9	$33	$-	$-	$33
U.S. Treasury Securities	7,497	-	-	7,497	7,499	-	-	7,499
Noncallable U.S. agency debt	-	207,377	-	207,377	-	200,903	-	200,903
Callable U.S. agency debt and MBS	-	1,699,358	-	1,699,358	-	1,677,651	-	1,677,651
Puerto Rico government obligations	-	42,248	2,734	44,982	-	48,904	2,426	51,330
Private label MBS	-	-	38,184	38,184	-	-	40,866	40,866
Derivatives, included in assets:
Interest rate swap agreements	-	99	-	99	-	162	-	162
Purchased interest rate cap agreements	-	16	-	16	-	58	-	58
Forward contracts	-	-	-	-	-	174	-	174
Liabilities:
Derivatives, included in liabilities:
Interest rate swap agreements	-	3,328	-	3,328	-	3,965	-	3,965
Written interest rate cap agreement	-	16	-	16	-	58	-	58
Forward contracts	-	228	-	228	-	-	-	-

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and six-month period ended June 30, 2014 and 2013:

	Quarter ended June 30,
	2014	2013
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale(1)	Available For Sale(1)

Beginning balance	$47,510	$52,047
Total gains or losses (realized/unrealized):
Included in other comprehensive income	729	29
Sales	(4,855)	-
Principal repayments and amortization	(2,466)	(3,416)
Ending balance	$40,918	$48,660

(1)	Amounts mostly related to private label mortgage-backed securities.

	Six-Month Period Ended June 30,
	2014	2013
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale(1)	Available For Sale(1)

Beginning balance	$43,292	$54,617
Total gains or losses (realized/unrealized):
Included in earnings	-	(117)
Included in other comprehensive income	1,693	860
Purchases	5,123	-
Sales	(4,855)	-
Principal repayments and amortization	(4,335)	(6,700)
Ending balance	$40,918	$48,660

(1)	Amounts mostly related to private label mortgage-backed securities.

The table below presents qualitative information for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2014:

	June 30, 2014
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range

Investment securities available-for-sale:

Private label MBS	$38,184	Discounted cash flow	Discount rate	14.5%
			Prepayment rate	18.15% -100% (Weighted Average 32%)
			Projected cumulative loss rate	0.90% -80.00% (Weighted Average 8.5%)
Puerto Rico Government Obligations	2,734	Discounted cash flow	Prepayment speed	5.57%

Information about Sensitivity to Changes in Significant Unobservable Inputs

Private label MBS: The significant unobservable inputs in the valuation include probability of default, the loss severity assumption and the prepayment rates. Shifts in those inputs would result in different fair value measurements. Increases in the probability of default, loss severity assumptions, and prepayment rates in isolation would generally result in an adverse effect in the fair value of the instruments. Meaningful and possible shifts of each input were modeled to assess the effect on the fair value estimation.

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

The tables below summarize changes in unrealized gains and losses recorded in earnings for the quarters and six-month periods ended June 30, 2014 and 2013 for Level 3 assets and liabilities that are still held at the end of each period:

	Changes in Unrealized Losses	Changes in Unrealized Losses
	Quarter ended June 30, 2014	Quarter ended June 30, 2013
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale	Available For Sale

Changes in unrealized losses relating to assets still held at reporting date:
Net impairment losses on available-for-sale investment securities (credit component)	$-	$-

	Changes in Unrealized Losses	Changes in Unrealized Losses
	Six-Month Period Ended June 30, 2014	Six-Month Period Ended June 30, 2013
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale	Available For Sale

Changes in unrealized losses relating to assets still held at reporting date:
Net impairment losses on available-for-sale investment securities (credit component)	$-	$(117)

Additionally, fair value is used on a nonrecurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost or market accounting (e.g., loans held for sale carried at the lower-of-cost or fair value and repossessed assets) or write downs of individual assets (e.g., goodwill, loans).

As of June 30, 2014, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of June 30, 2014			(Losses) Gain recorded for the Quarter Ended June 30, 2014	(Losses) Gain recorded for the Six-Month Period Ended June 30, 2014
	Level 1	Level 2	Level 3
	(In thousands)

Loans receivable (1)	$-	$-	$484,381	$(3,742)	$(34,193)
OREO (2)	-	-	121,842	(4,481)	(8,958)
Mortgage servicing rights (3)	-	-	22,270	39	(180)
Loans Held For Sale (4)	-	-	54,755	-	-

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

(2)

The fair value was derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates, net operating income of income producing properties) which are not market observable.  Losses were related to market valuation adjustments after the transfer of the loans to the OREO portfolio.

(3)

Fair value adjustments to mortgage servicing rights were mainly due to assumptions associated with mortgage prepayment rates. The Corporation carries its mortgage servicing rights at the lower of cost or market, measured at fair value on a non-recurring basis.  Assumptions for the value of mortgage servicing rights include:  Prepayment rate 9.78%, Discount Rate 10.62%.

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

As of June 30, 2013, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of June 30, 2013			(Losses) Gain recorded for the Quarter Ended June 30, 2013	(Losses) Gain recorded for the Six-Month Period Ended June 30, 2013
	Level 1	Level 2	Level 3
	(In thousands)

Loans receivable (1)	$-	$-	$409,056	$(3,534)	$(14,192)
Other Real Estate Owned (2)	-	-	139,257	(9,181)	(12,106)
Mortgage servicing rights (3)	-	-	19,979	277	557
Loans Held For Sale (4)	-	142,632	94,951	(6,103)	(11,325)

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

(2)

The fair value was derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates, net operating income of income producing properties) which are not market observable.  Losses were related to market valuation adjustments after the transfer of the loans to the OREO portfolio.

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

Qualitative information regarding the fair value measurements for Level 3 financial instruments are as follows:

June 30, 2014
	Method	Inputs
Loans	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors
OREO	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors
Mortgage servicing rights	Discounted Cash Flow	Weighted average prepayment rate 9.78%; weighted average discount rate 10.62%

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

Loans receivable, including loans held for sale

 The fair value of loans held for investment and for mortgage loans held for sale was estimated using discounted cash flow analyses, based on interest rates currently being offered for loans with similar terms and credit quality and with adjustments that the Corporation’s management believes a market participant would consider in determining fair value. Loans were classified by type, such as commercial, residential mortgage, and automobile. These asset categories were further segmented into fixed- and adjustable-rate categories.  Valuations are carried out based on categories and not on a loan-by-loan basis.  The fair values of performing fixed-rate and adjustable-rate loans were calculated by discounting expected cash flows through the estimated maturity date. This fair value is not currently an indication of an exit price as that type of assumption could result in a different fair value estimate. The fair value of credit card loans was estimated using a discounted cash flow method and excludes any value related to a customer account relationship. Other loans with no stated maturity, like credit lines, were valued at book value. Prepayment assumptions were considered for non-residential loans. For residential mortgage loans, prepayment estimates were based on a prepayments model that combined both a historical calibration and current market prepayment expectations.  Discount rates were based on the Treasury and LIBOR/Swap Yield Curves at the date of the analysis, and included appropriate adjustments for expected credit losses and liquidity. For impaired collateral dependent loans, the impairment was primarily measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observable transactions involving similar assets in similar locations.  The market valuation of the loans acquired from Doral was derived from a model that utilizes relevant assumptions such as prepayment rate, default rate, and loss severity on a loan level basis. The cash flows were modeled using a static cash flow analysis discounted by yields observed in the secondary market and in combination with prepayment forecasts. Loss assumptions were driven by the combination of default and loss severity estimates, taking into account loan credit characteristics (loan-to-value, Puerto Rico market, loan type, delinquency status, loan terms, and other), with higher default rates applied to loans acquired with evidence of credit deterioration.

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

    The fair value of the CDs is computed using the outstanding principal amount. The discount rates used were based on brokered CD market rates as of June 30, 2014.  The fair value does not incorporate the risk of nonperformance, since interests in brokered CDs are generally sold by brokers in amounts of less than $250,000 and, therefore, insured by the FDIC.

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

The following table presents the estimated fair value and carrying value of financial instruments as of June 30, 2014 and December 31, 2013:

	Total Carrying Amount in Statement of Financial Condition June 30, 2014	Fair Value Estimate June 30, 2014	Level 1	Level 2	Level 3

	(In thousands)

Assets:
Cash and due from banks and money
market investments	$677,662	$677,662	$677,662	$-	$-
Investment securities available
for sale	1,997,408	1,997,408	7,506	1,948,984	40,918
Other equity securities	29,141	29,141	-	29,141	-
Loans held for sale	72,105	72,807	-	18,052	54,755
Loans, held for investment	9,467,101
Less: allowance for loan and lease losses	(241,177)
Loans held for investment, net of allowance	$9,225,924	8,892,011	-	-	8,892,011
Derivatives, included in assets	115	115	-	115	-

Liabilities:
Deposits	9,630,788	9,644,647	-	9,644,647	-
Securities sold under agreements to repurchase	900,000	977,620	-	977,620	-
Advances from FHLB	320,000	319,505	-	319,505	-
Other borrowings	231,959	115,954	-	-	115,954
Derivatives, included in liabilities	3,572	3,572	-	3,572	-

	Total Carrying Amount in Statement of Financial Condition December 31, 2013	Fair Value Estimate December 31, 2013	Level 1	Level 2	Level 3

	(In thousands)

Assets:
Cash and due from banks and money
market investments	$655,671	$655,671	$655,671	$-	$-
Investment securities available
for sale	1,978,282	1,978,282	7,532	1,927,458	43,292
Other equity securities	28,691	28,691	-	28,691	-
Loans held for sale	75,969	76,684	-	21,883	54,801
Loans, held for investment	9,636,170
Less: allowance for loan and lease losses	(285,858)
Loans held for investment, net of allowance	$9,350,312	9,127,234	-	-	9,127,234
Derivatives, included in assets	394	394	-	394	-

Liabilities:
Deposits	9,879,924	9,898,615	-	9,898,615	-
Securities sold under agreements to repurchase	900,000	976,151	-	976,151	-
Advances from FHLB	300,000	297,523	-	297,523	-
Other borrowings	231,959	106,772	-	-	106,772
Derivatives, included in liabilities	4,023	4,023	-	4,023	-

NOTE 20 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Six-Month Period Ended June 30,
	2014	2013
	(In thousands)

Cash paid for:
Interest on borrowings	$51,817	$64,075
Income tax	2,524	2,141
Non-cash investing and financing activities:
Additions to other real estate owned	13,267	42,526
Additions to auto and other repossessed assets	43,091	31,236
Capitalization of servicing assets	2,069	3,814
Loan securitizations	104,236	159,140
Loans held for investment transferred to held for sale	-	181,620

NOTE 21 – SEGMENT INFORMATION

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico.  As of June 30, 2014, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations, and Virgin Islands Operations.  Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Others factors such as the Corporation’s organizational chart, nature of the products, distribution channels, and the economic characteristics of the product were also considered in the determination of the reportable segments.

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

The following table presents information about the reportable segments:

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended June 30, 2014:
Interest income	$27,444	$54,869	$40,825	$13,988	$10,879	$10,418	$158,423
Net (charge) credit for transfer of funds	(8,736)	4,136	(3,049)	4,584	3,065	-	-
Interest expense	-	(5,882)	-	(16,783)	(4,855)	(996)	(28,516)
Net interest income	18,708	53,123	37,776	1,789	9,089	9,422	129,907
(Provision) release for loan and lease losses	(4,089)	(19,475)	(14,179)	-	10,481	518	(26,744)
Non-interest income	2,701	10,005	1,150	344	711	1,690	16,601
Direct non-interest expenses	(10,340)	(31,510)	(14,694)	(1,514)	(7,269)	(8,664)	(73,991)
Segment income	$6,980	$12,143	$10,053	$619	$13,012	$2,966	$45,773

Average earnings assets	$2,029,859	$2,031,391	$3,683,746	$2,714,179	$883,822	$670,692	$12,013,689

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended June 30, 2013:
Interest income	$27,469	$57,984	$42,476	$12,584	$9,055	$11,102	$160,670
Net (charge) credit for transfer of funds	(9,631)	(681)	(3,592)	11,552	2,352	-	-
Interest expense	-	(6,992)	-	(20,212)	(5,583)	(995)	(33,782)
Net interest income	17,838	50,311	38,884	3,924	5,824	10,107	126,888
(Provision) release for loan and lease losses	(68,944)	(12,142)	(6,221)	-	3,943	(4,100)	(87,464)
Non-interest income (loss)	238	9,555	1,330	(65,565)	275	1,856	(52,311)
Direct non-interest expenses	(16,570)	(30,198)	(13,993)	(1,549)	(7,532)	(15,358)	(85,200)
Segment (loss) income	$(67,438)	$17,526	$20,000	$(63,190)	$2,510	$(7,495)	$(98,087)

Average earnings assets	$2,093,238	$2,021,367	$3,971,083	$2,774,670	$746,384	$657,946	$12,264,688

	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Six-month period ended June 30, 2014:
Interest income	$53,192	$110,681	$83,124	$29,571	$21,775	$20,651	$318,994
Net (charge) credit for transfer of funds	(17,282)	7,771	(6,048)	10,384	5,175	-	-
Interest expense	-	(12,678)	-	(33,544)	(9,652)	(1,893)	(57,767)
Net interest income	35,910	105,774	77,076	6,411	17,298	18,758	261,227
(Provision) release for loan and lease losses	(7,473)	(39,970)	(27,524)	-	16,440	(132)	(58,659)
Non-interest income	5,803	20,635	2,917	397	1,152	3,657	34,561
Direct non-interest expenses	(20,172)	(63,525)	(27,272)	(2,640)	(14,489)	(17,688)	(145,786)
Segment income	$14,068	$22,914	$25,197	$4,168	$20,401	$4,595	$91,343

Average earnings assets	$1,993,129	$1,951,587	$3,869,311	$2,712,564	$865,091	$663,172	$12,054,854

	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Six-month period ended June 30, 2013:
Interest income	$55,689	$116,243	$85,805	$24,044	$17,704	$21,410	$320,895
Net (charge) credit for transfer of funds	(19,902)	(1,719)	(7,740)	24,515	4,846	-	-
Interest expense	-	(13,841)	-	(41,975)	(11,700)	(1,998)	(69,514)
Net interest income	35,787	100,683	78,065	6,584	10,850	19,412	251,381
(Provision) release for loan and lease losses	(77,532)	(22,323)	(92,332)	-	2,434	(8,834)	(198,587)
Non-interest income (loss)	4,588	20,297	2,789	(65,733)	887	4,028	(33,144)
Direct non-interest expenses	(28,218)	(59,866)	(31,581)	(3,955)	(14,254)	(24,494)	(162,368)
Segment (loss) income	$(65,375)	$38,791	$(43,059)	$(63,104)	$(83)	$(9,888)	$(142,718)

Average earnings assets	$2,096,464	$1,943,173	$4,150,227	$2,732,539	$713,072	$667,587	$12,303,062

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income (loss):

Total income (loss) for segments and other	$45,773	$(98,087)	$91,343	$(142,718)
Other non-interest (loss) income (1)	(670)	648	(7,280)	(4,890)
Other operating expenses (2)	(24,154)	(26,123)	(45,144)	(46,965)
Income (loss) before income taxes	20,949	(123,562)	38,919	(194,573)
Income tax benefit (expense)	276	979	(611)	(643)
Total consolidated net income (loss)	$21,225	$(122,583)	$38,308	$(195,216)

Average assets:

Total average earning assets for segments	$12,013,689	$12,264,688	$12,054,854	$12,303,062
Other average earning assets (1)	152	17,841	3,343	20,797
Average non-earning assets	640,718	654,304	656,179	681,489
Total consolidated average assets	$12,654,559	$12,936,833	$12,714,376	$13,005,348

(1)	The activities related to the Bank's equity interest in CPG/GS are presented as an Other non-interest income (loss) and as Other average earning assets in the table above.
(2)

Expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment are not included in the reported financial results of the operating segments. The unallocated corporate expenses include certain general and administrative expenses and related depreciation and amortization expenses.

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

Effective June 2, 2010, FirstBank, by and through its Board of Directors, entered into a Consent Order (the “FDIC Order”) with the FDIC and OCIF. The FDIC Order provides for various things, including (among other things) the following: (1) having and retaining qualified management; (2) increased participation in the affairs of FirstBank by its Board of Directors; (3) development and implementation by FirstBank of a capital plan to attain a leverage ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 10% and a total risk-based capital ratio of at least 12%; (4) adoption and implementation of strategic, liquidity and fund management and profit and budget plans and related projects within certain timetables set forth in the FDIC Order and on an ongoing basis; (5) adoption and implementation of plans for reducing FirstBank’s positions in certain classified assets and delinquent and non-accrual loans within timeframes set forth in the FDIC Order; (6) refraining from lending to delinquent or classified borrowers already obligated to FirstBank on any extensions of credit so long as such credit remains uncollected, except where FirstBank’s failure to extend further credit to a particular borrower would be detrimental to the best interests of FirstBank, and any such additional credit is approved by FirstBank’s Board of Directors; (7) refraining from accepting, increasing, renewing or rolling over brokered CDs without the prior written approval of the FDIC; (8) establishment of a comprehensive policy and methodology for determining the allowance for loan and lease losses and the review and revision of FirstBank’s loan policies, including the non-accrual policy; and (9) adoption and implementation of adequate and effective programs of independent loan review, appraisal compliance, and an effective policy for managing FirstBank’s sensitivity to interest rate risk. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the FDIC Order. Although all of FirstBank’s regulatory capital ratios exceeded the minimum capital ratios for “well capitalized” levels, as well as the minimum capital ratios required by the FDIC Order, as of June 30, 2014, FirstBank cannot be treated as a “well capitalized” institution under regulatory guidance because it is operating under the FDIC Order.

Effective June 3, 2010, First BanCorp. entered into the Written Agreement with the New York FED. The Written Agreement provides, among other things, that the holding company must serve as a source of strength to FirstBank, and that, except with the consent generally of the New York FED and the Federal Reserve Board, (1) the holding company may not pay dividends to stockholders or receive dividends from FirstBank, (2) the holding company and its nonbank subsidiaries may not make payments on trust-preferred securities or subordinated debt, and (3) the holding company cannot incur, increase, or guarantee debt or repurchase any capital securities. The Written Agreement also requires that the holding company submit a capital plan that reflects sufficient capital at First BanCorp. on a consolidated basis, which must be acceptable to the New York FED, and follow certain guidelines with respect to the appointment or change in responsibilities of senior officers. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Written Agreement.

   The Corporation submitted its capital plan setting forth how it plans to improve capital positions to comply with the FDIC Order and the Written Agreement over time.

In addition to the Capital Plan, the Corporation has submitted to its regulators a liquidity and brokered CD plan, including a contingency funding plan, a non-performing asset reduction plan, a budget and profit plan, a strategic plan, and a plan for the reduction of classified and special mention assets.  As of June 30, 2014, the Corporation had completed all of the items included in the Capital Plan and is continuing to work on reducing non-performing loans.  Further, the Corporation has reviewed and enhanced the Corporation’s loan review program, various credit policies, the Corporation’s treasury and investment policy, the Corporation’s asset classification and allowance for loan and lease losses and non-accrual policies, the Corporation’s charge-off policy and the Corporation’s appraisal program. The Regulatory Agreements also require the submission to the regulators of quarterly progress reports.

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

The Basel 3 rules introduce a new and separate ratio of Common Equity Tier 1 capital (“CET1”) to risk-weighted assets. CET1, a component of total Tier 1 capital, generally consists of common stock and related surplus, retained earnings, accumulated other comprehensive income (“AOCI”), and qualifying minority interests.  In addition, the Basel 3 rules also will require the Corporation to maintain an additional CET1 capital conservation buffer of 2.5%.  Thus, when the Basel 3 rules are fully phased in as of January 1, 2019, the Corporation will be required to maintain: (i) a minimum CET1 to risk-weighted assets ratio of at least 4.5%, plus the 2.5% “capital conservation buffer,” resulting in a required minimum CET1 ratio of at least 7% upon full implementation, (ii) a minimum ratio of total Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum Tier 1 capital ratio of 8.5% upon full implementation, (iii) a minimum ratio of total Tier 1 plus Tier 2 capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum total capital ratio of 10.5% upon full implementation, and (iv) a required minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average on-balance sheet (non-risk adjusted) assets.  The phase-in of the capital conversation buffer will begin on January 1, 2016 with a first year requirement of 0.625% of additional CET1, which will be progressively increased over a four-year period, increasing by that same percentage amount on each subsequent January 1 until it reaches the fully-phased in 2.5% CET1 requirement on January 1, 2019.

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

The Corporation’s total capital, Tier I and leverage ratios as of June 30, 2014 were 18.06%, 16.80% and 12.04%, respectively. Meanwhile, the total capital, Tier I capital, and leverage ratios as of June 30, 2014 of the banking subsidiary, FirstBank Puerto Rico, were 17.70%, 16.43% and 11.79%, respectively.

The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and commitments to sell mortgage loans at fair value. As of June 30, 2014, commitments to extend credit amounted to approximately $1.1 billion, of which $685.3 million relates to credit card loans.  Commercial and Financial standby letters of credit amounted to approximately $44.8 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses.  For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements.  In the case of credit cards and personal lines of credit, the Corporation can cancel the unused credit facility at any time and without cause. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with prospective borrowers.

As of June 30, 2014, First BanCorp and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. Management believes that the final disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on the Corporation’s financial position, results of operations or cash flows.

NOTE 23 – FIRST BANCORP. (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

The following condensed financial information presents the financial position of the Holding Company only as of June 30, 2014 and December 31, 2013 and the results of its operations for the quarters and six month periods ended June 30, 2014 and 2013.

Statements of Financial Condition

	As of June 30,	As of December 31,
	2014	2013
	(In thousands)

Assets
Cash and due from banks	$30,862	$31,957
Money market investments	6,111	6,111
Investment securities available for sale, at market:
Equity investments	9	33
Other investment securities	285	285
Loans held for investment, net	345	356
Investment in First Bank Puerto Rico, at equity	1,496,636	1,403,612
Investment in First Bank Insurance Agency, at equity	11,215	9,834
Investment in FBP Statutory Trust I	3,093	3,093
Investment in FBP Statutory Trust II	3,866	3,866
Other assets	4,186	4,101
Total assets	$1,556,608	$1,463,248
Liabilities and Stockholders' Equity
Liabilities:
Other borrowings	$231,959	$231,959
Accounts payable and other liabilities	18,648	15,431
Total liabilities	250,607	247,390
Stockholders' equity	1,306,001	1,215,858
Total liabilities and stockholders' equity	$1,556,608	$1,463,248

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)

Income:
Interest income on money market investments	$5	$6	$10	$11
Other income	55	72	108	124
	60	78	118	135
Expense:
Notes payable and other borrowings	1,786	1,763	3,546	3,509
Other operating expenses	768	806	1,274	2,609
	2,554	2,569	4,820	6,118
Impairment on equity securities	-	(42)	-	(42)
Loss before income taxes and equity
in undistributed earnings (losses) of subsidiaries	(2,494)	(2,533)	(4,702)	(6,025)
Income tax provision	(2)	-	(4)	-
Equity in undistributed earnings (losses) of subsidiaries	23,721	(120,050)	43,014	(189,191)

Net income (loss)	$21,225	$(122,583)	$38,308	$(195,216)

Other Comprehensive income (loss), net of tax	27,790	(59,964)	50,329	(68,574)
Comprehensive income (loss)	$49,015	$(182,547)	$88,637	$(263,790)

NOTE 24 – SUBSEQUENT EVENTS

The Corporation has performed an evaluation of events occurring subsequent to June 30, 2014; management has determined that there are no additional events occurring in this period that require disclosure in or adjustment to the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

SELECTED FINANCIAL DATA
	Quarter ended		Six-Month Period Ended
(In thousands, except for per share and financial ratios)	June 30,		June 30,
	2014	2013	2014	2013
Condensed Income Statements:
Total interest income	$158,423	$160,670	$318,994	$320,895
Total interest expense	28,516	33,782	57,767	69,514
Net interest income	129,907	126,888	261,227	251,381
Provision for loan and lease losses	26,744	87,464	58,659	198,587
Non-interest income (loss)	15,931	(51,663)	27,281	(38,034)
Non-interest expenses	98,145	111,323	190,930	209,333
Income (loss) before income taxes	20,949	(123,562)	38,919	(194,573)
Income tax expense	276	979	(611)	(643)
Net income (loss)	21,225	(122,583)	38,308	(195,216)
Net income (loss) attributable to common stockholders	22,505	(122,583)	39,967	(195,216)
Per Common Share Results:
Net earnings (loss) per share basic	$0.11	$(0.60)	$0.19	$(0.95)
Net earnings (loss) per share diluted	$0.11	$(0.60)	$0.19	$(0.95)
Cash dividends declared	$-	$-	$-	$-
Average shares outstanding	208,202	205,490	206,974	205,477
Average shares outstanding diluted	210,144	205,490	208,517	205,477
Book value per common share	$5.97	$5.60	$5.97	$5.60
Tangible book value per common share (1)	$5.72	$5.32	$5.72	$5.32
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	0.67	(3.80)	0.61	(3.03)
Interest Rate Spread (2)	4.19	3.91	4.22	3.84
Net Interest Margin (2)	4.37	4.12	4.40	4.06
Return on Average Total Equity	6.66	(35.65)	6.12	(27.51)
Return on Average Common Equity	6.95	(37.36)	6.41	(28.78)
Average Total Equity to Average Total Assets	10.10	10.66	9.93	11.00
Tangible common equity ratio (1)	9.76	8.64	9.76	8.64
Dividend payout ratio	-	-	-	-
Efficiency ratio (3)	67.30	147.99	66.18	98.12
Asset Quality:
Allowance for loan and lease losses to total loans held for investment	2.55	3.19	2.55	3.19
Net charge-offs (annualized) to average loans (4) (5) (6)	2.19	5.25	2.15	6.69
Provision for loan and lease losses to net charge-offs (7) (8)	51.09	67.83	56.76	59.64
Non-performing assets to total assets (6)	6.05	5.87	6.05	5.87
Non-performing loans held for investment to total loans held for investment (8)	5.96	5.36	5.96	5.36
Allowance to total non-performing loans held for investment	42.71	59.47	42.71	59.47
Allowance to total non-performing loans held for investment
excluding residential real estate loans	61.96	80.87	61.96	80.87
Other Information:
Common Stock Price: End of period	$5.44	$7.08	$5.44	$7.08

	As of June 30, 2014	As of December 31, 2013
Balance Sheet Data:
Loans, including loans held for sale	$9,539,206	$9,712,139
Allowance for loan and lease losses	241,177	285,858
Money market and investment securities	2,043,501	2,208,342
Intangible assets	52,378	54,866
Deferred tax asset, net	8,738	7,644
Total assets	12,523,251	12,656,925
Deposits	9,630,788	9,879,924
Borrowings	1,451,959	1,431,959
Total preferred equity	36,104	63,047
Total common equity	1,298,304	1,231,547
Accumulated other comprehensive loss, net of tax	(28,407)	(78,736)
Total equity	1,306,001	1,215,858

______________
(1)	Non-GAAP measure. Refer to "Capital" discussion below for additional information about the components and a reconciliation of these measures.
(2)	On a tax-equivalent basis and excluding the changes in fair value of derivative instruments (see "Net Interest Income" discussion below for a reconciliation of this non-GAAP measure).
(3)	Non-interest expense to the sum of net interest income and non-interest income. The denominator includes non-recurring income and changes in the fair value of derivative instruments.
(4)

The net charge-offs to average loans ratio, excluding the impact associated with the acquisition of mortgage loans from Doral Financial Corporation ("Doral"), was 1.90% and 2.01% for the quarter and six-month period ended June 30, 2014, respectively.

(5)

The net charge-offs to average loans ratio, excluding the impact with the bulk sales of assets and the transfer of loans to held for sale in 2013, was 1.29% and 2.11% for the quarter and six-month period ended June 30, 2013, respectively.

(6)

Loans used in the denominator in calculating net charge-offs, non-performing loan and non-performing asset rates include purchased credit-impaired ("PCI") loans. However, the Corporation separately tracks and reports PCI loans and excludes these from non-performing loan and non-performing asset statistics.

(7)

The provision for loan and lease losses to net charge-offs ratio, excluding the impact associated with the acquisition of mortgage loans from Doral, was 55.72% and 59.35% for the quarter and six-month period ended June 30, 2014, respectively.

(8)

The provision for loan and lease losses to net charge-offs ratio, excluding the impact associated with the bulk sales of assets and the transfer of loans to held for sale in 2013, was 63.19% and 66.25% for the quarter and six-month period ended June 30, 2013, respectively.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the accompanying consolidated unaudited financial statements of First BanCorp. (the “Corporation” or “First BanCorp.”) and should be read in conjunction with such financial statements and the notes thereto.

EXECUTIVE SUMMARY

First BanCorp. is a diversified financial holding company headquartered in San Juan, Puerto Rico offering a full range of financial products to consumers and commercial customers through various subsidiaries. First BanCorp. is the holding company of FirstBank Puerto Rico (“FirstBank” or the “Bank”) and FirstBank Insurance Agency. Through its wholly-owned subsidiaries, the Corporation operates offices in Puerto Rico, the United States Virgin Islands and British Virgin Islands, and the State of Florida (USA), concentrating in commercial banking, residential mortgage loan originations, finance leases, credit cards, personal loans, small loans, auto loans, insurance agency and broker-dealer activities.

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

RECENT EVENTS

Acquisition of Mortgage Loans from Doral Financial Corporation

On May 30, 2014, FirstBank purchased from Doral all of its rights, title and interests in first and second mortgage loans having an unpaid principal balance of approximately $241.7 million for an aggregate price of approximately $232.9 million.  Doral had pledged the mortgage loans to FirstBank as collateral for secured borrowings pursuant to a series of credit agreements between the parties entered into in 2006.  As consideration for the purchase of the mortgage loans, FirstBank credited approximately $232.9 million as full satisfaction of the outstanding balance of the Doral secured borrowing plus interest owed to FirstBank. The estimated fair value of the mortgage loans at acquisition was $226.0 million. This transaction resulted in a loss of $6.9 million derived from the difference between the fair value of the mortgage loans acquired, $226.0 million, and the book value of the secured borrowings of $232.9 million. Approximately $5.5 million of the loss was part of the general allowance for loan losses established for commercial loans in prior periods; thus, an additional charge of $1.4 million to the provision was recorded in the second quarter of 2014.  In addition, the Corporation recorded $0.6 million of professional service fees in the second quarter of 2014 specifically related to this transaction.

Acquired loans are recorded at fair value at the date of acquisition. The Corporation concluded that loans with a contractual unpaid principal balance of $119.2 million and an estimated fair value at acquisition of $102.8 million were acquired with evidence of credit quality deterioration and, as purchased credit impaired (“PCI”) loans, have been accounted for under ASC 310-30, while loans with a contractual unpaid principal balance of $122.5 million and an estimated fair value at acquisition of $123.2 million are non-credit impaired purchased loans that have been accounted for under ASC 310-20.  The following tables reflect the accounting for the acquired mortgage loans:

Impact (at acquisition)	Non-Credit Impaired (ASC 310-20)	Purchased Credit Impaired (ASC 310-30)	Total Loans

Mortgage Loans, primarily residential mortgage loans at Fair Value	$123,164	$102,831	$225,995

		Less: Book Value of secured borrowings (Commercial loans to a local financial institution collateralized by real estate mortgages)	(232,903)

		Loss	$(6,908)
		Allowance for Loan Losses previously allocated to commercial secured borrowings	5,480
		Additional charge to the provision for loan losses (second quarter 2014)	$(1,428)

Purchased Credit Impaired Loans (ASC 310-30) at Acquisition

Contractual cash flows	$275,842
Less: Nonaccretable difference	(86,252)
Cash flows expected to be collected	$189,590
Less: Accretable yield	(86,759)
Fair Value of loans acquired	$102,831

The following table shows a reconciliation of certain non-GAAP financial measures (“adjusted net charge-offs,” “adjusted provision for loan losses,” and “adjusted non-interest expenses”), which reflects the exclusion of the impact of the Doral transaction, at acquisition, with the corresponding measures calculated and presented in accordance with GAAP:

(Dollars in thousands)	As Reported (GAAP)	Loss on Acquisition of Mortgage Loans from Doral and related expenses	Adjusted, excluding Loss on Acquisition of Mortgage Loans from Doral and related expenses (Non-GAAP)

2014 Second Quarter

Total net charge-offs (1)	$52,345	$6,908	$45,437
Total net charge-offs to average loans	2.19%		1.90%
Commercial and Industrial	19,036	6,908	12,128
Commercial and Industrial loans net charge-offs to average loans	2.69%		1.81%

Provision for loan and lease losses	$26,744	$1,428	$25,316

Non-interest expenses	$98,145	$576	$97,569
Professional fees	11,371	565	10,806
Other non-interest expenses	11,061	11	11,050
______________
1 - Charge-off percentages annualized

OVERVIEW OF RESULTS OF OPERATIONS

     First BanCorp.'s results of operations generally depend primarily upon its net interest income, which is the difference between the interest income earned on its interest-earning assets, including investment securities and loans, and the interest expense incurred on its interest-bearing liabilities, including deposits and borrowings. Net interest income is affected by various factors, including: the interest rate scenario; the volumes, mix and composition of interest-earning assets and interest-bearing liabilities; and the re-pricing characteristics of these assets and liabilities. The Corporation's results of operations also depend on the provision for loan and lease losses, which has significantly affected the results of operations in recent years, non-interest expenses (such as personnel, occupancy, deposit insurance premiums and other costs), non-interest income (mainly service charges and fees on deposits, insurance income and revenues from broker-dealer operations), gains (losses) on sales of investments, gains (losses) on mortgage banking activities, and income taxes.

     Net income was $21.2 million, or $0.11 per diluted common share, for the quarter ended June 30, 2014 compared to net loss of $122.6 million, or $0.60 per diluted common share, for the same period in 2013.  The Corporation’s financial results for the second quarter of 2013 were impacted by two significant items: (i) an aggregate loss of $72.9 million (pre-tax) on the bulk sale of non-performing residential assets with a book value of $203.8 million and other real estate owned (“OREO”) properties with a book value of $19.2 million, and (ii) a $66.6 million loss related to the write-off of assets pledged as collateral to Lehman Brothers, Inc. (“Lehman”).

The key drivers of the Corporation’s financial results for the quarter ended June 30, 2014, compared to the same period in 2013, include the following:

•         Net interest income increased $3.0 million to $129.9 million for the quarter ended June 30, 2014 compared to the same period in 2013.  The increase was primarily due to an 18 basis point reduction in the average cost of funding achieved through lower deposit pricing and the maturity of high-cost Federal Home Loan Bank (“FHLB”) advances.  In addition, net interest income and margin were favorably impacted by a higher volume of U.S. agency mortgage-backed securities (“MBS”) and decreases in MBS prepayment activity levels that resulted in lower premium amortization expenses.  The net interest margin, excluding fair value adjustments, increased 18 basis points to 4.20% for the second quarter of 2014 compared to the same period in 2013 as it was favorably impacted by the aforementioned items. For a definition and reconciliation of this non-GAAP measure, refer to “Net Interest Income” discussion below.

•         The  provision for loan and lease losses of $26.7 million for the second quarter of 2014, decreased by $60.7 million compared to the same period in 2013. The fair value adjustments related to mortgage loans acquired from Doral added $1.4 million to the provision for loan losses in the second quarter of 2014 and the bulk sale of non-performing residential assets added $67.9 million to the provision for loan losses in the second quarter of 2013.  Adjusted provision for loan losses, excluding the impact of the Doral transaction in 2014 and the bulk sale of non-performing residential assets in 2013, increased by $5.7 million in the second quarter of 2014 compared to the same period in 2013, driven by an increase in the provision for commercial and industrial loans related to a higher migration of loans to adverse classification categories and a higher general reserve for auto loans.

The Corporation completed two bulk sales of assets in the first half of 2013, including: (i) a bulk sale of non-performing residential mortgage loans with a book value of $203.8 million and OREO properties with a book value of $19.2 million, completed in the second quarter of 2013, and (ii) a bulk sale of adversely classified assets, mainly commercial and construction loans, with a book value of $211.4 million and OREO properties with a book value of $6.3 million, completed in the first quarter of 2013.  In addition, during the first quarter of 2013, the Corporation transferred to held for sale non-performing loans with an aggregate book value of $181.6 million.  The following tables summarize the impact of the bulk sales of assets and the transfer of loans to held for sale completed in 2013 on net charge-offs, provision for loan and lease losses, and non-interest expenses for the quarter and six-month period ended June 30, 2013:

(Dollars in thousands)	As Reported (GAAP)	Bulk Sale Transaction Impact	Adjusted, excluding Bulk Sale Impact (Non-GAAP)
Quarter Ended June 30, 2013

Total net charge-offs (1)	$128,948	$97,972	$30,976
Total net charge-offs to average loans	5.25%		1.29%
Residential mortgage	103,418	97,941	5,477
Residential mortgage loans net charge-offs to average loans	14.78%		0.84%
Construction	2,368	31	2,337
Construction loans net charge-offs to average loans	3.43%		3.39%

Provision for loan and lease losses	$87,464	$67,890	$19,574
Residential mortgage	74,277	67,859	6,418
Construction	(7,937)	31	(7,968)

Non-interest expenses	$111,323	$4,962	$106,361
Professional fees	13,735	3,060	10,675
Net loss on OREO operations	14,829	1,879	12,950
Other expenses	11,928	23	11,905
______________
1 - Charge-off percentages annualized

(Dollars in thousands)	As Reported (GAAP)	Bulk Sales Transaction Impact	Loans Transferred To Held For Sale Impact	Excluding Bulk Sales and Loans Transferred To Held For Sale Impact (Non-GAAP)

Six-Month Period Ended June 30, 2013

Total net charge-offs (1)	$332,954	$196,491	$35,953	$100,510
Total net charge-offs to average loans	6.69%			2.11%
Residential mortgage	114,998	98,972	-	16,026
Residential mortgage loans net charge-offs to average loans	8.19%			1.23%
Commercial mortgage	59,289	40,057	14,553	4,679
Commercial mortgage loans net charge-offs to average loans	6.75%			0.56%
Commercial and Industrial	90,349	44,678	-	45,671
Commercial and Industrial loans net charge-offs to average loans	5.93%			3.05%
Construction	40,883	12,784	21,400	6,699
Construction loans net charge-offs to average loans	26.33%			5.34%

Provision for loan and lease losses	$198,587	$126,780	$5,222	$66,585
Residential mortgage	82,225	68,838	-	13,387
Commercial Mortgage	49,610	29,753	(1,033)	20,890
Commercial & Industrial	31,126	20,766	-	10,360
Construction	14,011	7,423	6,255	333

Non-interest expenses	$209,333	$8,840	$-	$200,493
Professional fees	24,867	6,938	-	17,929
Net loss on OREO operations	22,139	1,879	-	20,260
Other expenses	14,663	23	-	14,640
1 - Charge-off percentages annualized

•         Net charge-offs totaled $52.3 million for the second quarter of 2014, or 2.19% of average loans on an annualized basis, compared to $128.9 million, or 5.25% of average loans for the same period in 2013. The fair value adjustments related to mortgage loans acquired from Doral and the bulk sale of non-performing residential assets added $6.9 million and $98.0 million in charge-offs in the second quarter of 2014 and 2013, respectively.  Adjusted net charge-offs, excluding the impact of charge-offs resulting from the Doral transaction and the bulk sale of non-performing residential assets, amounted to $45.4 million, or an annualized 1.90% of average loans, an increase of $14.5 million compared to the second quarter of 2013 mainly related to collateral dependent commercial loans in Puerto Rico.  The provision for loan and lease losses and net charge-offs excluding the impact of fair value adjustments related to mortgage loans acquired from Doral in the second quarter of 2014 and the bulk sales of adversely classified and non-performing assets in the first half of 2013 are non-GAAP measures, refer to “Basis of Presentation” discussion below for additional information.  Also refer to the discussions under “Provision for loan and lease losses” and “Risk Management” below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios.

•         The Corporation recorded non-interest income of $15.9 million for the quarter ended June 30, 2014, compared to non-interest loss of $51.7 million for the same period in 2013. The variance was mainly related to the $66.6 million write-off of the collateral pledged to Lehman in 2013.  Excluding the impact of the Lehman collateral write-off, non-interest income increased by $1.0 million in the second quarter as compared to the same period in 2013 primarily reflecting the impact of a $3.4 million loss recorded in the second quarter of 2013 related to the restructuring of a commercial mortgage loan held for sale in which the Corporation received certain properties in partial satisfaction of a debt arrangement and modified the terms of the remaining balance, partially offset by a decrease in revenues from the mortgage-banking business and an adverse variance in equity in earnings (loss) of unconsolidated subsidiary.  Refer to the “Non-Interest Income” discussion below for additional information.

•         Non-interest expenses decreased by $13.2 million to $98.1 million for the second quarter of 2014 compared to the same period in 2013.  The decrease was mainly due to: (i) an $8.1 million decrease in losses on OREO operations, including lower write-downs and operating expenses, (ii) a $2.4 million decrease in professional service fees reflecting the impact in the second quarter of 2013 of $3.1 million in professional service fees specifically related to the bulk sale of non-performing residential assets completed in the second quarter of 2013, partially offset by expenses of $0.6 million recorded in the second quarter of 2014 related to the Doral transaction, (iii) a $1.9 million decrease in the FDIC deposit insurance premium expense reflecting, among other things, a decrease in average assets, reduction in reliance of brokered CDs, reductions in high-risk loans, and improved trends in earnings, and (iv) a $1.9 million decrease in the national gross receipts tax (a retroactive charge of $1.6 million that corresponded to the first quarter of 2013 was recorded in the second quarter of 2013 after the enactment on June 30, 2013 of Act No. 40 (“Act 40”), known as the “Tax Burden Adjustment and Redistribution Act”).  These variances were partially offset by a $1.9 million increase in employees’ compensation and benefits including, among other things, $1.1 million for annual merit salary increases, including lump sum payments of approximately $0.2 million, and an increase of $0.5 million in stock-based compensation expense.

•         For the second quarter of 2014, the Corporation recorded an income tax benefit of $0.3 million, compared to an income tax benefit of $1.0 million for the same period in 2013. The variance mainly reflects the impact of the amendments to the Puerto Rico Internal Revenue Code of 2011, as amended (the “2011 PR Code”), during the second quarter of 2013 when the Corporation recognized a $1.6 million benefit related to the national gross receipts tax credit ($0.8 million of such benefit corresponded to the first quarter of 2013 and was recorded in the second quarter of 2013 upon enactment of Act 40 which was retroactive to January 1, 2013) compared to the $0.7 million benefit related to the national gross receipts tax credit recorded in 2014. In addition, the variance reflects a net benefit in the 2013 second quarter of $0.5 million related to the increase in the deferred tax asset of profitable subsidiaries due to changes in statutory tax rates. Refer to the “Income Taxes” discussion below for additional information.

•         As of June 30, 2014, total assets were $12.5 billion, a decrease of $133.7 million, or 1%, from December 31, 2013.  The decrease was mainly related to a $124.4 million decrease in loans held for investment, net of allowance, mainly reflecting large commercial and construction impaired loans paid off, a decrease in outstanding balances of credit facilities granted to the Puerto Rico government, and a $38.4 million decrease in the OREO inventory balance driven by sales and valuation adjustments.  These decreases were partially offset by a $22.0 million increase in cash and cash equivalents, and a $19.1 million increase in available-for-sale securities largely due to purchases of $68.5 million of 15-year U.S. agency MBS (average yield of 2.45%), and an increase in the fair value of U.S. agency MBS and debt securities.  Refer to the “Financial Condition and Operating Data” discussion below for additional information.

•         As of June 30, 2014, total liabilities were $11.2 billion, a decrease of $223.8 million, from December 31, 2013.  The decrease was mainly related to a $266.1 million decrease in government deposits, mainly related to withdrawals of $341.6 million by certain public corporations and government agencies in Puerto Rico during the second quarter of 2014, and a $45.1 million decrease in brokered CDs.  These variances were partially offset by a $62.1 million increase in non-brokered deposits, excluding government deposits, mainly due to increases in savings and retail CDs, and a $20.0 million increase related to a FHLB advance entered into at the end of the second quarter of 2014.  Refer to the “Risk Management – Liquidity and Capital Adequacy” discussion below for additional information about the Corporation’s funding sources.

•         As of June 30, 2014, the Corporation’s stockholders’ equity was $1.3 billion, an increase of $90.1 million from December 31, 2013.  The increase was mainly driven by a $50.3 million increase in other comprehensive income mainly attributable to an increase in the fair value of U.S. agency MBS and debt securities and the net income of $38.3 million for the first half of 2014.  The Corporation’s Total Capital, Tier 1 Capital, and Leverage ratios increased to 18.06%, 16.80% and 12.04%, respectively, from 17.06%, 15.78% and 11.71%, respectively, as of December 31, 2013.  Meanwhile, FirstBank’s Total Capital, Tier 1 Capital and Leverage ratios as of June 30, 2014 were 17.70%, 16.43% and 11.79%, respectively, compared to 16.67%, 15.40% and 11.44%, respectively, as of December 31, 2013.  In addition, the Corporation’s tangible common equity ratio increased to 9.76% as of June 30, 2014, from 8.71% as of December 31, 2013, and the Tier 1 common equity to risk weighted-assets ratio increased to 13.92% as of June 30, 2014 from 12.72% as of December 31, 2013.  Refer to the “Risk Management – Capital” section below for additional information including further information about these non-GAAP financial measures and recent regulatory capital changes.  Although all the regulatory capital ratios exceeded the established “well capitalized” levels, as well as the minimum capital ratios required by the FDIC Order, as of June 30, 2014, FirstBank cannot be treated as a “well-capitalized” institution since it is still subject to the FDIC Order.

•         Total loan production, including purchases, refinancings and draws from existing revolving and non-revolving commitments, was $781.3 million for the quarter ended June 30, 2014, excluding the utilization activity of the outstanding credit cards, compared to $924.7 million for the same period in 2013.  The decrease in loan production was mainly related to residential and consumer loans in Puerto Rico.

•         Total non-performing loans, including non-performing loans held for sale, as of June 30, 2014, were $619.4 million, an increase of $69.0 million, or 13%, from December 31, 2013.  This increase primarily reflects the inflow to non-performing of three large commercial relationships totaling $83.8 million.  In addition, the non-performing residential mortgage loan portfolio increased by a net of $14.0 million.  These increases were partially offset by a $20.0 million decrease in non-performing construction loans, mainly driven by the restoration to accrual status of a $10.7 million loan that is current in payments and deemed collectible, certain loans paid-off in the United States, and foreclosures.

•         Total non-performing assets were $757.3 million as of June 30, 2014, an increase of $31.9 million from December 31, 2013.  The increase was driven by the aforementioned inflow of three large commercial relationships totaling $83.8 million, partially offset by a $38.4 million decrease in OREO, driven by sales and valuation adjustments.  Refer to the “Risk Management - Non-accruing and Non-performing Assets” section below for additional information.

•         Adversely classified commercial and construction loans held for investment decreased by $16.6 million to $606.4 million, or 3%, from December 31, 2013.

Critical Accounting Policies and Practices

The accounting principles of the Corporation and the methods of applying these principles conform to generally accepted accounting principles in the United States (“GAAP”). The Corporation’s critical accounting policies relate to; 1) the allowance for loan and lease losses; 2) other-than-temporary impairments (“OTTIs”); 3) income taxes; 4) the classification and values of investment securities; 5) the valuation of financial instruments; 6) income recognition on loans; 7) loans acquired, 8) loans held for sale, and 9) the equity method accounting for investment in unconsolidated entity. These critical accounting policies involve judgments, estimates and assumptions made by management that affect the amounts recorded for assets and liabilities and for contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimates, if different assumptions or conditions prevail. Certain determinations inherently require greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than those originally reported.

The Corporation’s critical accounting policies are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in First BanCorp.’s 2013 Annual Report on Form 10-K. There have not been any material changes in the Corporation’s critical accounting policies since December 31, 2013. Refer to “Credit Risk Management-Allowance for Loan Losses” discussion below for information about enhancements to the allowance for loan losses estimation process implemented during the second quarter of 2014.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the excess of interest earned by First BanCorp. on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp.’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter and six-month period ended June 30, 2014 was $129.9 million and $261.2 million, respectively, compared to $126.9 million and $251.4 million for the comparable periods in 2013. On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments, net interest income for the quarter and six-month period ended June 30, 2014 was $134.7 million and $270.9 million, respectively, compared to $129.2 million and $254.9 million for the comparable periods in 2013.

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

Part I

	Average Volume		Interest income (1) / expense		Average Rate (1)
Quarter ended June 30,	2014	2013	2014	2013	2014	2013

(Dollars in thousands)

Interest-earning assets:
Money market & other short-term investments	$729,302	$710,561	$454	$499	0.25%	0.28%
Government obligations (2)	335,813	342,708	2,101	1,988	2.51%	2.33%
Mortgage-backed securities	1,717,748	1,682,682	14,191	11,571	3.31%	2.76%
FHLB stock	27,995	31,348	273	322	3.91%	4.12%
Equity securities	320	1,360	-	-	0.00%	0.00%
Total investments (3)	2,811,178	2,768,659	17,019	14,380	2.43%	2.08%

Residential mortgage loans	2,635,082	2,799,369	36,707	37,411	5.59%	5.36%
Construction loans	198,665	276,128	1,691	2,274	3.41%	3.30%
C&I and commercial mortgage loans	4,658,776	4,710,448	50,473	48,551	4.35%	4.13%
Finance leases	243,014	239,677	4,985	5,122	8.23%	8.57%
Consumer loans	1,825,255	1,795,159	52,291	55,262	11.49%	12.35%
Total loans (4) (5)	9,560,792	9,820,781	146,147	148,620	6.13%	6.07%
Total interest-earning assets	$12,371,970	$12,589,440	$163,166	$163,000	5.29%	5.19%

Interest-bearing liabilities:
Brokered CDs	$3,124,808	$3,311,165	$7,496	$10,473	0.96%	1.27%
Other interest-bearing deposits	5,838,450	5,774,995	11,970	13,445	0.82%	0.93%
Other borrowed funds	1,131,959	1,131,959	8,217	8,233	2.91%	2.92%
FHLB advances	300,220	365,583	833	1,631	1.11%	1.79%
Total interest-bearing liabilities	$10,395,437	$10,583,702	$28,516	$33,782	1.10%	1.28%

Net interest income			$134,650	$129,218

Interest rate spread					4.19%	3.91%

Net interest margin					4.37%	4.12%

Part I

	Average Volume		Interest income (1) / expense		Average Rate (1)
Six-Month Period Ended June 30,	2014	2013	2014	2013	2014	2013
(Dollars in thousands)

Interest-earning assets:
Money market & other short-term investments	$736,772	$744,796	$954	$1,038	0.26%	0.28%
Government obligations (2)	339,313	334,318	4,159	3,839	2.47%	2.32%
Mortgage-backed securities	1,709,097	1,609,759	30,283	21,086	3.57%	2.64%
FHLB stock	28,199	32,227	614	737	4.39%	4.61%
Equity securities	320	1,362	-	-	0.00%	0.00%
Total investments (3)	2,813,701	2,722,462	36,010	26,700	2.58%	1.98%

Residential mortgage loans	2,592,738	2,807,128	71,665	75,415	5.57%	5.42%
Construction loans	207,553	310,590	3,706	4,891	3.60%	3.18%
C&I and commercial mortgage loans	4,741,613	4,804,270	101,785	96,400	4.33%	4.05%
Finance leases	244,613	238,468	10,175	10,208	8.39%	8.63%
Consumer loans	1,824,966	1,788,178	105,306	110,806	11.64%	12.50%
Total loans (4) (5)	9,611,483	9,948,634	292,637	297,720	6.14%	6.03%
Total interest-earning assets	$12,425,184	$12,671,096	$328,647	$324,420	5.33%	5.16%

Interest-bearing liabilities:
Brokered CDs	$3,154,996	$3,374,033	$15,103	$22,271	0.97%	1.33%
Other interest-bearing deposits	5,881,642	5,723,799	24,662	27,191	0.85%	0.96%
Other borrowed funds	1,131,959	1,131,959	16,345	16,396	2.91%	2.92%
FHLB advances	300,110	387,943	1,657	3,656	1.11%	1.90%
Total interest-bearing liabilities	$10,468,707	$10,617,734	$57,767	$69,514	1.11%	1.32%

Net interest income			$270,880	$254,906

Interest rate spread					4.22%	3.84%

Net interest margin					4.40%	4.06%

(1)

On an adjusted tax-equivalent basis.  The adjusted tax-equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less the Puerto Rico statutory tax rate of 39.0% and adding to it the cost of interest-bearing liabilities.  The tax-equivalent adjustment recognizes the income tax savings when comparing taxable and tax-exempt assets.  Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread and net interest margin on a fully tax-equivalent basis. Therefore, management believes these measures provide useful information to investors by allowing them to make peer comparisons. Changes in the fair value of derivatives are excluded from interest income and interest expense because the changes in valuation do not affect interest paid or received.

(2)	Government obligations include debt issued by government sponsored agencies.
(3)	Unrealized gains and losses on available-for-sale securities are excluded from the average volumes.
(4)	Average loan balances include the average of non-performing loans.
(5)

Interest income on loans includes $2.8 million and $3.5 million for the quarters ended June 30, 2014 and 2013, respectively, and $5.8 million and $7.1 million for the six-month periods ended June 30, 2014 and 2013, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

Part II
	Quarter ended June 30,			Six-Month Period Ended June 30,
	2014 compared to 2013			2014 compared to 2013
	Increase (decrease)			Increase (decrease)
	Due to:			Due to:
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income on interest-earning assets:
Money market & other short-term investments	$13	$(58)	$(45)	$(11)	$(73)	$(84)
Government obligations	(42)	155	113	58	262	320
Mortgage-backed securities	246	2,374	2,620	1,370	7,827	9,197
FHLB stock	(33)	(16)	(49)	(89)	(34)	(123)
Total investments	184	2,455	2,639	1,328	7,982	9,310
Residential mortgage loans	(2,247)	1,543	(704)	(5,876)	2,126	(3,750)
Construction loans	(650)	67	(583)	(1,741)	556	(1,185)
C&I and commercial mortgage loans	(550)	2,472	1,922	(1,334)	6,719	5,385
Finance leases	70	(207)	(137)	262	(295)	(33)
Consumer loans	901	(3,872)	(2,971)	2,242	(7,742)	(5,500)
Total loans	(2,476)	3	(2,473)	(6,447)	1,364	(5,083)
Total interest income	(2,292)	2,458	166	(5,119)	9,346	4,227
Interest expense on interest-bearing liabilities:
Brokered CDs	(563)	(2,414)	(2,977)	(1,370)	(5,798)	(7,168)
Other interest-bearing deposits	141	(1,616)	(1,475)	722	(3,251)	(2,529)
Other borrowed funds	-	(16)	(16)	-	(51)	(51)
FHLB advances	(256)	(542)	(798)	(707)	(1,292)	(1,999)
Total interest expense	(678)	(4,588)	(5,266)	(1,355)	(10,392)	(11,747)
Change in net interest income	$(1,614)	$7,046	$5,432	$(3,764)	$19,738	$15,974

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

     The following table reconciles net interest income in accordance with GAAP to net interest income, excluding valuations, and net interest income on an adjusted tax-equivalent basis.  The table also reconciles net interest spread and net interest margin on a GAAP basis to these items excluding valuations and on an adjusted tax-equivalent basis:

(Dollars in thousands)
	Quarter Ended		Six-Month Period Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Interest Income - GAAP	$158,423	$160,670	$318,994	$320,895
Unrealized gain on derivative instruments	(262)	(708)	(575)	(1,108)
Interest income excluding valuations	158,161	159,962	318,419	319,787
Tax-equivalent adjustment	5,005	3,038	10,228	4,633
Interest income on a tax-equivalent basis excluding valuations	163,166	163,000	328,647	324,420

Interest Expense - GAAP	28,516	33,782	57,767	69,514

Net interest income - GAAP	$129,907	$126,888	$261,227	$251,381

Net interest income excluding valuations	$129,645	$126,180	$260,652	$250,273

Net interest income on a tax-equivalent basis excluding valuations	$134,650	$129,218	$270,880	$254,906

Average Balances
Loans and leases	$9,560,792	$9,820,781	$9,611,483	$9,948,634
Total securities and other short-term investments	2,811,178	2,768,659	2,813,701	2,722,462
Average Interest-Earning Assets	$12,371,970	$12,589,440	$12,425,184	$12,671,096

Average Interest-Bearing Liabilities	$10,395,437	$10,583,702	$10,468,707	$10,617,734

Average Yield/Rate
Average yield on interest-earning assets - GAAP	5.14%	5.12%	5.18%	5.11%
Average rate on interest-bearing liabilities - GAAP	1.10%	1.28%	1.11%	1.32%
Net interest spread - GAAP	4.04%	3.84%	4.07%	3.79%
Net interest margin - GAAP	4.21%	4.04%	4.24%	4.00%

Average yield on interest-earning assets excluding valuations	5.13%	5.10%	5.17%	5.09%
Average rate on interest-bearing liabilities excluding valuations	1.10%	1.28%	1.11%	1.32%
Net interest spread excluding valuations	4.03%	3.82%	4.06%	3.77%
Net interest margin excluding valuations	4.20%	4.02%	4.23%	3.98%

Average yield on interest-earning assets on a tax-equivalent basis
and excluding valuations	5.29%	5.19%	5.33%	5.16%
Average rate on interest-bearing liabilities excluding valuations	1.10%	1.28%	1.11%	1.32%
Net interest spread on a tax-equivalent basis and excluding valuations	4.19%	3.91%	4.22%	3.84%
Net interest margin on a tax-equivalent basis and excluding valuations	4.37%	4.12%	4.40%	4.06%

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

Derivative instruments, such as interest rate swaps, are subject to market risk. While the Corporation does have certain trading derivatives to facilitate customer transactions, the Corporation does not utilize derivative instruments for speculative purposes.  As of June 30, 2014, most of the interest rate swaps outstanding are used for protection against rising interest rates, although not designated as hedges.  Refer to Note 9 of the accompanying unaudited consolidated financial statements for further details concerning the notional amounts of derivative instruments and additional information.   As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on net interest income. This will depend, for the most part, on the shape of the yield curve, the level of interest rates, as well as the expectations for rates in the future.

For the quarter and six-month period ended June 30, 2014, net interest income increased $3.0 million to $129.9 million, and $9.8 million to $261.2 million compared to the same periods in 2013. The increase for the second quarter and first half of 2014 was primarily driven by a reduction in the average cost of funds and improved deposit mix as well as an increase in the yield of U.S. agency MBS.

 For the quarter and six-month period ended June 30, 2014, the net interest margin, excluding valuations, improved by 18 basis points to 4.20%, and 25 basis points to 4.23% compared to the same periods in the prior year.  The improvements in the net interest margin were mainly derived from renewals of maturing brokered CDs at lower rates, improved deposit pricing, an improved deposit mix, funding cost reductions resulting from maturities of high-cost FHLB advances and higher yields on investment securities, in particular higher yields on mortgage-backed securities.

The average cost of brokered CDs decreased by 31 and 36 basis points for the second quarter and six-month period ended June 30, 2014, respectively, as compared to the same periods in 2013, and the average balance of brokered CDs for the quarter and six-month period ended June 30, 2014 decreased by $186.4 million and $219.0 million, respectively, compared to the same periods in 2013. These reductions resulted in a decline of $3.0 million and $7.2 million in interest expense for the quarter and six-month period ended June 30, 2014, respectively, when compared to the same periods in 2013.  Over the past 12 months, the Corporation repaid approximately $1.9 billion of maturing brokered CD’s with an all-in cost of 1.26% and issued $1.7 billion of new brokered CD’s with an all-in cost of 0.81%.

In addition, the Corporation reduced the average cost of funds as result of lower rates paid on certain of its savings, interest-bearing checking accounts and retail CDs. For the quarter and six-month period ended June 30, 2014, the average rate paid on non-brokered deposits declined by 11 basis points to 0.82%, and 11 basis points to 0.85% compared to the same periods in 2013.  These reductions resulted in a decrease of approximately $1.6 million and $3.2 million in interest expense for the quarter and six-month period ended June 30, 2014, respectively, compared to the same periods in 2013. The average balance of non-brokered deposits for the quarter and six-month period ended June 30, 2014 increased $63.5 million to $5.8 billion, and $157.8 million to $5.9 billion compared to the same periods in 2013.  The Corporation’s strategic focus remains to grow non-brokered deposits and improve the overall funding mix.  In addition, the Corporation benefited from the maturities of some high-cost borrowings; over the past 12 months the Corporation repaid approximately $58.4 million of FHLB advances with an all-in cost of 4.88% and issued $20 million of new FHLB advances with an all-in cost of 0.38%.

The Corporation also benefited from increases in the average yield and average volume of mortgage-backed securities. Lower U.S agency MBS prepayment levels contributed to positive variances of approximately $1.9 million and $5.8 million in interest income for the quarter and six-months ended June 30, 2014, respectively, when compared to the same periods in 2013, due to a reduction in premiums amortization expense. For the quarter and six-month period ended June 30, 2014, the average volume of mortgage-backed securities increased by $35.1 million to $1.7 billion, and $99.3 million to $1.7 billion compared to the same periods in 2013. The higher volume contributed to increases in interest income of approximately $0.2 million and $1.4 million for the quarter and six-month period ended June 30, 2014, respectively, compared to the same periods in 2013. The increase in volume for 2014 periods resulted mainly from the purchase over the last 12 months of approximately $ 224.3 million of 15-30 year U.S. agency MBS with an average yield of 2.61%.

The aforementioned favorable impacts were partially offset by decreases of $3.7 million and $7.5 million in interest income on loans for the quarter and six-month period ended June 30, 2014, respectively, when compared to the same periods in 2013, mainly related to a decrease in the average volume and yield of credit cards that resulted in decreases in interest income of $3.3 million and $6.5 million for the quarter and six-month period ended June 30, 2014, respectively, when compared to the same periods in 2013. Further declines in the average yield of the credit card portfolio could be observed as the discount recorded at acquisition was fully accreted during the second quarter of 2014.  The decreases were partially offset by increases in interest income on commercial loans attributable in part to contractual repricing of loan facilities.

On an adjusted tax-equivalent basis, net interest income for the quarter and six-month period ended June 30, 2014 increased $5.4 million and $16.0 million to $134.7 million, and $270.9 million when compared to the same periods in 2013, respectively. The increases were mainly due to reductions in the overall cost of funding, and higher-yields on mortgage-backed securities and C&I and commercial mortgage loans as discussed above.  The increase for the 2014 periods also includes increases of $2.0 million and $5.6 million in the tax-equivalent adjustments for the quarter and six-month period ended June 30, 2014 when compared to the same periods in 2013.  The tax-equivalent adjustment increases interest income on tax-exempt securities and loans by an amount that makes tax-exempt income comparable, on a pre-tax basis, to the Corporation’s taxable income as previously stated.  This increase was mainly related to a higher volume of tax-exempt securities.

Provision and Allowance for Loan and Lease Losses

The provision for loan and lease losses is charged to earnings to maintain the allowance for loan and lease losses at a level that the Corporation considers adequate to absorb probable losses inherent in the portfolio. The adequacy of the allowance for loan and lease losses is also based upon a number of additional factors, including trends in charge-offs and delinquencies, current economic conditions, the fair value of the underlying collateral and the financial condition of the borrowers, and, as such, includes amounts based on judgments and estimates made by the Corporation. Although the Corporation believes that the allowance for loan and lease losses is adequate, factors beyond the Corporation’s control, including factors affecting the economies of Puerto Rico, the United States, the U.S. Virgin Islands and the British Virgin Islands, may contribute to delinquencies and defaults, thus necessitating additional reserves.

For the second quarter and six-month period ended June 30, 2014, the Corporation recorded a provision for loan and lease losses of $26.7 million and $58.7 million, respectively, compared to $87.5 million and $198.6 million for the comparable periods in 2013. The fair value adjustments related to mortgage loans acquired from Doral added $1.4 million to the provision for loan losses in the second quarter and first half of 2014, and the bulk sales of assets and transfer of certain commercial loans to held for sale during 2013 added $67.9 million and $132.0 million to the provision for loan losses in the second quarter and first half of 2013, respectively.

 The adjusted provision for loan losses, excluding the impact of the Doral transaction in 2014 and the bulk sales of assets and transfer of certain commercial loans to held for sale, increased by $5.7 million in the second quarter of 2014 as compared to the same period in 2013, mainly due to a higher migration of loans to adverse classification categories and a higher general reserve for auto loans.  Meanwhile, the adjusted provision for loan and lease losses decreased by $9.4 million in the first half of 2014, as compared to the same period in 2013, mainly reflecting lower provisions for commercial mortgage and construction loans in the United States driven by recoveries on impaired loans paid-off, reductions related to updated appraisals, and the overall decrease in these portfolios size.  In addition, the decrease for the first half of 2014 reflects lower provision requirements for the Puerto Rico residential mortgage loan portfolio driven by an improved portfolio composition following the sale of non-performing residential assets completed in the second quarter of 2013.

In terms of geography and categories, in Puerto Rico, the Corporation recorded a provision of $37.7 million and $75.0 million for the quarter and six-month period ended June 30, 2014, respectively, compared to $87.3 million and $192.2 million for the comparable periods in 2013.  Excluding the impact of fair value adjustments related to mortgage loans acquired from Doral in 2014 and bulk sales of assets and the transfer of loans to held for sale in 2013, the adjusted provision for loan and lease losses in Puerto Rico increased by $11.7 million and $1.9 million for the second quarter and first half of 2014, compared to the same periods in 2013. The increases in the 2014 periods were mainly due to a higher general reserve for auto loans, due to both higher loss rates and the increase in the size of this portfolio, and a higher migration of commercial and industrial loans to adverse classification categories, including the adverse classification during the second quarter of 2014 of a $75.0 million direct exposure to government public corporations as further discussed below.  These increases were partially offset by lower provisions for residential mortgage loans driven by an improved portfolio composition following the sale of non-performing residential assets completed in the second quarter of 2013, and a reduction related to updated appraisals in commercial mortgage loans.

With respect to the portfolio in the United States, the Corporation recorded a reserve release of $10.5 million and $16.4 million for the second quarter and six-month period ended June 30, 2014, respectively, compared to a reserve release of $3.9 million and $2.4 million for the comparable periods in 2013. The higher reserve releases in the 2014 periods were mainly driven by recoveries on commercial mortgage impaired loans paid-off, reductions related to updated appraisals, and the decrease in non-performing loans and the overall size of these portfolios in the United States.

The Virgin Islands region recorded a reserve release of $0.5 million for the second quarter of 2014 and a provision of $0.1 million for the first six months of 2014, compared to a provision of $4.1 million for the second quarter of 2013 and a provision of $8.8 million for the first six months of 2013. The decreases in the provision for loan losses for the second quarter and first half of 2014 were mainly due to the portion of losses of the bulk sale of non-performing residential assets and the transfer of loans to held for sale attributable to the Virgin Islands portfolio. Excluding the impact of the bulk sale of non-performing residential assets and the transfer of loans to held for sale, the provision for loans and lease losses for the second quarter and first half of 2014 increased by $0.6 million and $2.8 million, respectively, compared to the same periods in 2013, mainly related to the commercial and industrial loan portfolio.

Refer to the discussions under “Credit Risk Management” below for an analysis of the allowance for loan and lease losses, non-performing assets, impaired loans and related information, including information about enhancements to the allowance for loan losses estimation process implemented during the second quarter of 2014, and refer to the discussions under “Financial Condition and Operating Analysis – Loan Portfolio” and under “Risk Management — Credit Risk Management” below for additional information concerning the Corporation’s loan portfolio exposure in the geographic areas where the Corporation does business.

Non-Interest Income (Loss)

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2014	2013	2014	2013
	(In thousands)

Service charges on deposit accounts	$3,290	$3,098	$6,493	$6,478
Mortgage banking activities	3,036	4,823	6,404	9,403
Insurance income	1,467	1,508	4,038	3,528
Broker-dealer income	-	-	459	-
Other operating income	8,517	4,876	16,876	14,180

Non-interest income before net gain (loss) on investments,
equity in (loss) earnings of unconsolidated entity,
and write-off of collateral pledged to Lehman	16,310	14,305	34,270	33,589

Net gain on sale of investments	291	-	291	-
OTTI on equity securities	-	(42)	-	(42)
OTTI on debt securities	-	-	-	(117)
Net gain (loss) on investments	291	(42)	291	(159)

Impairment - collateral pledged to Lehman	-	(66,574)	-	(66,574)
Equity in (loss) earnings of unconsolidated entity	(670)	648	(7,280)	(4,890)
Total	$15,931	$(51,663)	$27,281	$(38,034)

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

Income from mortgage banking activities includes gains on sales and securitization of loans, revenues earned for administering residential mortgage loans originated by the Corporation and subsequently sold with servicing retained, and unrealized gains and losses on forward contracts used to hedge the Corporation’s securitization pipeline. In addition, lower-of-cost-or-market valuation adjustments to the Corporation’s residential mortgage loans held for sale portfolio and servicing rights portfolio, if any, are recorded as part of mortgage banking activities.

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

Equity in earnings (losses) of unconsolidated entity relates to FirstBank’s investment in CPG/GS, the entity that purchased $269 million of loans from FirstBank during the first quarter of 2011. The Bank holds a 35% subordinated ownership interest in CPG/GS. The majority owner of CPG/GS is entitled to recover its initial investment and a priority return of 12% prior to any return paid to the Bank. The adjustment of $0.7 million recorded in the second quarter of 2014 reduced to zero the book value of the Bank’s investment in CPG/GS as of June 30, 2014. No negative investments needs to be reported as the Bank has no legal obligation or commitment to provide further financial support to this entity; thus, no further losses will be recorded on this investment. Any potential increase in the carrying value of the investment in CPG/GS, under the Hypothetical Liquidation Book Value method, would depend upon how better off the Bank is at the end of the period than it was at the beginning of the period after the waterfall calculation performed to determine the amount of gain allocated to the investors. Refer to Note 12 of the Corporation’s unaudited financial statements for the quarter ended June 30, 2014 for additional information about the Bank’s investment in CPG/GS.

    Non-interest income for the second quarter of 2014 amounted to $15.9 million, compared to a non-interest loss of $51.7 million for the second quarter of 2013. The increase was mainly related to the $66.6 million write-off of the collateral pledged to Lehman recorded in the second quarter of 2013. Adjusted non-interest income, excluding the Lehman collateral write-off, increased $1.0 million compared to the second quarter of 2013 primarily due to the following:

•         A $3.6 million positive variance in other operating income mainly due to the impact in the second quarter of 2013 of a $3.4 million loss related to the restructuring of a commercial mortgage loan held for sale in which the Corporation received foreclosed real estate in partial satisfaction of a debt arrangement and modified the terms of the remaining balance. This loss is included as part of “Other operating income” for the second quarter of 2013 in the table above.

•         A $0.3 million gain on sale of investments related to a $4.6 million Puerto Rico government agency bond sold.

This was partially offset by:

•         A $1.8 million decrease in revenues from mortgage banking activities driven by a $2.7 million decrease in net gains as a result of a lower volume of sales and securitizations partially offset by the positive variance resulting from the impact in the second quarter of 2013 of a $1.8 million lower of cost or market valuation charge on residential mortgage loans held for sale. Loan sales and securitizations for the second quarter of 2014 of $83.1 million resulted in a gain of $2.6 million, compared to sales and securitizations of $150.9 million and a related gain of $5.3 million recorded in the first quarter of 2013. In addition, there was a decrease of $0.5 million related to higher representation and warranties losses and compensatory fees imposed by government-sponsored agencies and a $0.4 million decrease in servicing fees due to the expiration of the interim servicing on loans included in the bulk sales of 2013.

•         A $1.3 million negative variance in the equity in (losses) earnings of unconsolidated entity, as the Corporation recorded equity in loss of $0.7 million for the second quarter of 2014 compared to equity in earnings of $0.6 million for the second quarter of 2013. The adjustment of $0.7 million recorded in the second quarter of 2014 reduced to zero the book value of the Bank’s investment in CPG/GS as of June 30, 2014.

Non-interest income for the six-month period ended June 30, 2014 amounted to $27.3 million, compared to non-interest loss of $38.0 million for the same period in 2013, including the $66.6 million write-off of the collateral pledged to Lehman that was recorded in the second quarter of 2013.  Adjusted non-interest income, excluding the Lehman collateral write-off, decreased $1.3 million for the first six months of 2014 compared to the same period in 2013 primarily due to:

•         A $3.0 million decrease in revenues from mortgage banking activities driven by a $3.2 million decrease in net gains as a result of a lower volume of sales and securitizations and a $0.9 million increase in expenses related to representations and warranties losses and compensatory fees imposed by government-sponsored agencies. In addition, there was a $0.3 million decrease in servicing fees reflecting the expiration of the interim servicing on loans included in the bulk sales of 2013 and a $0.4 million decrease related to changes in the valuation allowance of servicing assets. These variances were  partially offset by the positive variance  resulting from the impact in the second quarter of 2013 of a $1.8 million  lower of cost or market valuation charge on residential mortgage loans held for sale. Loan sales and securitizations for the first half of 2014 of $169.3 million resulted in a realized gain of $5.5 million, compared to sales and securitizations of $280.4 million and a related realized gain of $8.7 million recorded in the first half of 2013.

•         A $2.4 million negative variance in equity in earnings (losses) of unconsolidated entities, as the Corporation recorded equity in loss of $7.3 million for the first half of 2014 compared to a loss of $4.9 million for the first half of 2013.

Partially offsetting these decreases was the aforementioned $3.4 million loss related to the restructuring of a commercial mortgage loan held for sale recorded in the second quarter of 2013 in which the Corporation received foreclosed real estate in partial satisfaction of a debt arrangement and modified the terms of the remaining balance. This loss is included as part of “Other operating income” in the table above for the first half of 2013. In addition, there was an increase related to the $0.3 million gain on sale of a $4.6 million Puerto Rico government agency bond and a $0.5 million increase related to fee income from the broker-dealer subsidiary related to underwriting fees on a bond issuance of the Puerto Rico government in the first quarter of 2014.

Non-Interest Expenses

The following table presents the detail of non-interest expenses for the periods indicated:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2014	2013	2014	2013
	(In thousands)

Employees' compensation and benefits	$35,023	$33,116	$67,965	$66,670
Occupancy and equipment	14,509	14,946	28,855	30,016
Insurance and supervisory fees	10,784	12,699	21,774	25,505
Taxes, other than income taxes	4,477	6,239	9,024	9,228
Professional fees:
Collections, appraisals and other credit related fees	2,594	3,971	3,939	6,343
Outsourcing technology services	4,610	4,258	8,824	5,604
Other professional fees	4,167	5,506	8,648	12,921
Credit and debit card processing expenses	3,882	2,281	7,706	5,358
Business promotion	4,142	3,831	8,115	7,188
Communications	1,894	1,885	3,773	3,699
Net loss on OREO and OREO operations	6,778	14,829	12,615	22,139
Other	5,285	7,762	9,692	14,662
	$98,145	$111,323	$190,930	$209,333

Non-interest expenses decreased by $13.2 million to $98.1 million for the second quarter of 2014 compared to $111.3 million for the second quarter of 2013. The decrease was principally attributable to:

•         An $8.1 million decrease in the net loss on OREO and OREO operations driven by lower write-downs and losses on the sale of OREO properties and, to a lesser extent, lower OREO operating expenses.  Total write-downs and losses on sales in the second quarter of 2014 amounted to $4.9 million compared to $11.2 million for the second quarter of 2013, a decrease of $6.3 million. This variance primarily reflects a decrease in valuation adjustments to OREO properties of approximately $5.0 million mainly driven by the impact in the second quarter of 2013 of $5.3 million in write-downs to the value of certain commercial OREO properties in the Virgin Islands and the impact in 2013 of a $1.9 million loss on the sale of certain OREO properties as part of the bulk sale of non-performing residential assets. In addition, a decrease of $1.8 million in OREO operations expenses contributed to the overall decrease; this positive variance is mainly attributable to lower taxes, repairs and maintenance expenses, and higher rental income.

•         A $2.4 million decrease in professional fees. This variance reflects the impact of $3.1 million in professional fees related to the bulk sale of non-performing residential assets completed in the second quarter of 2013, partially offset by professional fees specifically attributable to the acquisition of mortgage loans from Doral in 2014.

•         A $1.9 million decrease in the FDIC deposit insurance premium expense reflecting, among other things, a decrease in total average assets, improvements in earnings trend, a reduction in reliance on brokered CDs, and a decrease in high-risk loans as defined in regulatory guidelines. This expense is included as part of “Insurance and supervisory fees” in the table above.

•         A $1.8 million decrease in taxes, other than income taxes, driven by the impact in the second quarter of 2013 of the $3.2 million charge related to Puerto Rico national gross receipts tax ($1.6 million of such charge corresponded to the first quarter of 2013 and was recorded in the second quarter of 2013 upon the enactment of the tax law which was retroactive to January 1, 2013).

These decreases were partially offset by:

•         A $1.9 million increase in employee compensation and benefits primarily driven by annual merit salary increases and higher stock based compensation expense.

•         A $ 1.6 million increase in credit and debit card processing fees attributable to higher credit card processing costs. The increase mainly reflects the impact in the second quarter of 2013 of $1.4 million of contractual discounts provided for under the previous interim servicing contract of the credit card portfolio purchased in May 2012. The Corporation completed the conversion of the credit card platform in the third quarter of 2013.

Non-interest expenses decreased $18.4 million for the first half of 2014, compared to the first half of 2013, primarily due to:

•         A $9.5 million decrease in the net loss on OREO and OREO operations mainly related to lower write-downs and losses on the sale of OREO properties and to a lesser extent lower net operation expenses.  Total write-downs and losses on sales amounted to $9.5 million for the first half of 2014 compared to $16.7 million for the same period in 2013, a decrease of $7.2 million. This variance reflects a decrease in valuation adjustments to OREO properties of approximately $4.4 million, the impact of the $1.9 million loss on the sale of certain OREO properties as part of the bulk sale of non-performing residential assets in 2013, and a decrease of approximately $0.9 million in net losses realized on the sale of properties.

The decrease in valuation adjustments was driven by the impact in the second quarter of 2013 of the aforementioned $5.3 million write-downs to the value of certain commercial OREO properties in the Virgin Islands. In addition, a decrease of $2.3 million in OREO operations expenses contributed to the overall decrease; this positive variance is mainly attributable to lower taxes, repairs and maintenance expenses, and higher rental income.

•         A $3.5 million decrease in professional fees. This variance reflects the impact of $6.9 million in professional fees related to the bulk sales of assets completed during the first and second quarter of 2013 and the impact of $1.2 million in professional fees associated with a terminated preferred stock exchange offer in the first quarter of 2013. These decreases were partially offset by an increase of $3.2 million in professional services related to the outsourcing of technology services, mainly due to services provided by FIS under a multi-year technology outsourcing agreement executed by the Corporation at the beginning of the second quarter of 2013 and to a lesser extent increases in consulting fees including $0.6 million incurred in the acquisition of the mortgage loans from Doral.

•         A $3.5 million decrease in the FDIC deposit insurance premium expense reflecting, among other things, a decrease in total average assets, improvements in earnings trend, a reduction in reliance on brokered CDs, and a decrease in high-risk loans as defined in regulatory guidelines. This expense is included as part of “Insurance and supervisory fees” in the table above.

•         A $1.2 million decrease in occupancy and equipment mainly related to a decrease in the depreciation expense attributable to assets fully depreciated, and a $0.5 million decrease in property tax expenses related to a tax debt settlement.

These decreases were partially offset by:

•         A $2.3 million increase in credit and debit card processing fees attributable to higher credit card processing costs. The increase mainly reflects the impact in the second quarter of 2013 of the aforementioned $1.4 million of contractual discounts provided for under the previous interim servicing contract of the credit card portfolio purchased in May 2012. The Corporation completed the conversion of the credit card platform in the third quarter of 2013.

•         A $1.3 million increase in employee’s compensation and benefits due to salary merit increases, higher stock-based compensation expense, and lower capitalized costs associated with loan originations.

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

On June 30, 2013, the Puerto Rico Government approved Act 40, which amended the 2011 PR Code, and Act No. 46 (“Act 46”), which bring changes to the sales and use tax regime. The main provisions of Act 40 that impact financial institutions are:

(i)       A new national gross receipts tax that in the case of financial institutions is 1% of gross income that is not deductible for purposes of computing net taxable income and is not part of the alternative minimum tax (“AMT”).  This provision was retroactive to January 1, 2013.  The national gross receipts tax expense for the quarter and six-month period ended June 30, 2014 amounted to $1.4 million and $2.8 million, respectively, compared to $3.2 million recorded for the second quarter of 2013 ($1.6 million of such charge corresponded to the first quarter of 2013 and was recorded in the second quarter of 2013 upon enactment of Act 40, which was retroactive to January 1, 2013). This expense is included as part of “Taxes, other than income taxes” in the consolidated statement of income (loss). Subject to certain limitations, a financial institution will be able to claim a credit of 0.5% of its gross income against its regular income tax or the AMT. A benefit related to this credit of $0.7 million and $1.4 million was recorded as a reduction to the provision for income taxes in the second quarter and first half of 2014, respectively, compared to the benefit of $1.6 million recorded in the second quarter of 2013.

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

Significant changes to the sales and use tax regime include adjustments to the Business to Business exclusion.  The business to business exclusion applicable to services rendered from one registered business to another registered business remains in effect, except for certain services that will be taxable, including, among others, service charges imposed by financial institutions on other businesses (commercial clients), collection services, repairs and maintenance services of real and personal property, and computer programming services, including modifications to previously designed systems.  The sales and use tax provisions were effective beginning on July 1, 2013.

    On October 14, 2013, the Governor of Puerto Rico signed into law Act No. 117 (“Act 117”) providing additional changes and transitional provisions in connection with Act 40.  In relation to the national gross receipts tax, Act 117 clarifies, among other things, that gross income subject to the special tax does not include the following:

(i)     Dividends received from a 100% controlled domestic subsidiary. During the first half of 2014, no dividends subject to this exception were received by any of the Corporation’s entities.

(ii)     Income attributable to a trade or business outside of Puerto Rico.

  The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through an International Banking Entity (“IBE”) of the Bank and through the Bank’s subsidiary, FirstBank Overseas Corporation, whose interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation. The IBE and FirsBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico on the specific activities identified in the IBE Act. An IBE that operates as a unit of a bank pays income taxes at normal rates to the extent that the IBE’s net income exceeds 20% of the bank’s total net taxable income.

   For the quarter and six-month period ended June 30, 2014, the Corporation recorded an income tax benefit of $0.3 million and an income tax expense of $0.6 million compared to an income tax benefit of $1.0 million and an income tax expense of $0.6 million for the same periods in 2013. The variance in the second quarter of 2014 compared to the same period in 2013 mainly reflects the impact of the amendments to the 2011 PR Code during the second quarter of 2013 when the Corporation recognized a $1.6 million benefit related to the national gross receipts tax credit ($0.8 million of such benefit corresponded to the first quarter of 2013 and was recorded in the second quarter of 2013 upon enactment of Act 40 which was retroactive to January 1, 2013) compared to the $0.7 million benefit related to the national gross receipts tax credit recorded in 2014. In addition, the variance reflect a net benefit in the 2013 second quarter of $0.5 million related to the increase in the deferred tax asset of profitable subsidiaries due to changes in statutory tax rates. Further, there was an increase of $1.0 million in the AMT expense recorded in the second quarter of 2014. These variances were partially offset by a $1.8 million reduction to the liability for certain tax positions related to prior year’s tax positions, as further discussed below. The income tax in the interim financial statements is calculated based on the income of the individual subsidiaries and the currently valid tax rates as a best possible estimate. As of June 30, 2014, the deferred tax asset, net of a valuation allowance of $510.8 million, amounted to $8.7 million compared to $7.6 million as of December 31, 2013. The decrease in the valuation allowance to $510.8 million from $522.7 million as of December 31, 2013 was mainly due to the reversal of temporary differences primarily attributable to the reduction in the allowance for loan and lease losses during the first half of 2014.

Accounting for income taxes requires that companies assess whether a valuation allowance should be recorded against their deferred tax asset based on an assessment of the amount of the deferred tax asset that is “more likely than not” to be realized. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. In making such assessment, significant weight is given to evidence that can be objectively verified, including both positive and negative evidence. Consideration must be given to all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of the reversal of temporary differences and carry forwards, taxable income in carry back years and tax planning strategies. In estimating taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance.

In assessing the weight of positive and negative evidence, a significant negative factor that resulted in the maintenance of the valuation allowance was that the Corporation’s banking subsidiary, FirstBank Puerto Rico, was in a three-year historical cumulative loss position as of June 30, 2014, mainly due to significant charges to the provision for loan and lease losses in prior years as a result of the economic downturn and the bulk sales of assets completed in 2013. As of June 30, 2014, the Corporation had a gross deferred tax asset of $520.6 million, including $373.3 million associated with NOLs. The Bank incurred all of the NOLs on or after 2009. As mentioned before, the Corporation maintained a valuation allowance of $510.8 million as of June 30, 2014 against the deferred tax asset. As of June 30, 2014, management concluded that $8.7 million of the deferred tax asset will be realized as it relates to profitable subsidiaries and to amounts that can be realized through future reversals of existing taxable temporary differences.

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

  As of June 30, 2014, the Corporation had UTBs of approximately $2.5 million, all of which would, if recognized, affect the Corporation’s effective tax rate. The Corporation classifies all interest and penalties, if any, related to tax uncertainties as income tax expense. As of June 30, 2014, the Corporation’s accrued interest that relates to tax uncertainties amounted to $2.4 million and there was no need to accrue for the payment of penalties. The years 2007 through 2009 were examined by the United States Internal Revenue Service (“IRS”) and disputed issues were taken to administrative appeals during 2011.  Based on feasible settlement with the IRS Appeals office in June 2014, the Corporation released a portion of its reserve for uncertain tax positions, resulting in a tax benefit of approximately $1.8 million. Based on such agreement management believes that the amounts of unrecognized tax benefits will decrease within the next twelve months by approximately $2.5 million. Such change will not have an impact on the effective tax rate.

The Corporation’s liability for income taxes includes its liability for UTBs, and interest that relates to tax years still subject to review by taxing authorities. The UTBs are recorded as a liability instead of a reduction to the deferred tax asset as the Corporation’s NOLs and tax credit carryfowards are not available to settle any income tax that would result from the disallowance of the Corporation’s UTBs. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the 2011 PR Code is 4 years; the statute of limitations for Virgin Islands and U.S. income tax purposes are each three years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For Puerto Rico, Virgin Islands and U.S income tax purposes, all tax years subsequent to 2009 remain open to examination. Tax year 2010 is currently under examination by the Puerto Rico Department of Treasury.

Recent Developments. On July 1, 2014, the Puerto Rico Government approved Act No. 77 (“Act 77”), Act for Adjustments to Tax System, which amended the 2011 PR Code.  Some of the main provisions that impact corporations follow:

(i)       Long Term Capital Gain Tax Rate is increased from 15% to 20% and Long Term Capital Treatment was amended to apply only to assets held for a period of 1 year or more (previously 6 month or more) for transactions completed after June 30, 2014.

(ii)     New Capital Loss carryover limitation, of up to 90% of Capital Gains and the carryover period of NOL’s attributable to capital losses incurred during taxable years commencing after December 31, 2013 was increased from 5 years to 7 years.

(iii)    The credit for AMT paid in previous years will be limited to 25% of the excess of the regular income tax over the tentative minimum tax.

(iv)   The national gross receipts tax rate for financial institutions was not affected by Act 77 and remains at 1% and financial institutions continue to claim 0.5% of their gross income as a credit against regular income tax or the AMT. However, tax credits purchased or generated by the institution are not allowed as a credit against the national gross receipts tax obligation.

FINANCIAL CONDITION AND OPERATING DATA ANALYSIS

Assets

Total assets were $12.5 billion, a decrease of $133.7 million, or 1%, from December 31, 2013.  The decrease was mainly related to a $124.4 million decrease in loans held for investment, net of allowance, mainly reflecting large commercial and construction loans paid off, a decrease in outstanding balances of credit facilities granted to the Puerto Rico government, and a $38.4 million decrease in the OREO inventory balance driven by sales and valuation adjustments.  There were two large commercial loans paid off in Puerto Rico totaling approximately $52.0 million and four impaired commercial and construction loans paid off in the United States totaling $26.4 million. In addition, the outstanding balance of loans granted to government entities in Puerto Rico decreased $57.1 million during the first half of 2014.These decreases were partially offset by a $22.0 million increase in cash and cash equivalents, and a $19.1 million increase in available-for-sale securities largely due to purchases of $68.5 million of 15-year U.S. agency MBS (average yield of 2.45%), and an increase in the fair value of U.S. agency MBS and debt securities.

Loan Portfolio

The following table presents the composition of the Corporation’s loan portfolio, including loans held for sale, as of the dates indicated:

	June 30,	December 31,
(In thousands)	2014	2013

Residential mortgage loans	$2,795,159	$2,549,008

Commercial loans:
Commercial mortgage loans	1,813,930	1,823,608
Construction loans	148,266	168,713
Commercial and Industrial loans (1)	2,647,478	2,788,250
Loans to a local financial institution collateralized by real estate mortgages (2)	-	240,072
Total commercial loans	4,609,674	5,020,643
Finance leases	240,593	245,323
Consumer loans	1,821,675	1,821,196
Total loans held for investment	9,467,101	9,636,170

Less:
Allowance for loan and lease losses	(241,177)	(285,858)
Total loans held for investment, net	$9,225,924	$9,350,312
Loans held for sale	72,105	75,969
Total loans, net	$9,298,029	$9,426,281

(1)

As of June 30, 2014 and December 31, 2013, includes $1.1 billion and 1.2 billion, respectively, of commercial loans that are secured by real estate but are not dependent upon the real estate for repayment.

(2)

On May 30, 2014, FirstBank acquired from Doral mortgage loans, mainly residential mortgage loans, having an unpaid principal balance of $241.7 million (estimated fair value at acquisition of $226.0 million) in full satisfaction of secured borrowings with a book value of $232.9 million owed by Doral to FirstBank.

    As of June 30, 2014, the Corporation’s total loans held for investment, net of allowance, decreased by $124.4 million, when compared with the balance as of December 31, 2013. The decrease mainly reflects a $57.1 million reduction in the outstanding balance of credit facilities granted to the government entities in Puerto Rico, a $37.1 million adversely classified commercial and industrial loan in Puerto Rico that was paid-off in the first quarter of 2014, a $16.2 million restructured commercial mortgage loan paid-in full in the United States, for which a recovery of previously amounts charged-off of $4.1 million was recorded in the second quarter of 2014, and three adversely classified construction loans paid off in the United States totaling $10.2 million.

As shown in the table above, the 2014 loans held for investment portfolio was comprised of commercial loans (49%), residential real estate loans (30%), and consumer and finance leases (21%). Of the total gross loan portfolio held for investment of $9.5 billion as of June 30, 2014, approximately 83% has credit risk concentration in Puerto Rico, 10% in the United States (mainly in the state of Florida) and 7% in the Virgin Islands, as shown in the following table:

As of June 30, 2014	Puerto Rico	Virgin Islands	United States	Total
	(In thousands)
Residential mortgage loans	$2,132,586	$342,516	$320,057	$2,795,159
Commercial mortgage loans	1,423,948	72,262	317,720	1,813,930
Construction loans	94,979	30,855	22,432	148,266
Commercial and Industrial loans	2,260,456	149,884	237,138	2,647,478
Total commercial loans	3,779,383	253,001	577,290	4,609,674
Finance leases	240,593	-	-	240,593
Consumer loans	1,738,203	49,737	33,735	1,821,675
Total loans held for investment, gross	$7,890,765	$645,254	$931,082	$9,467,101
Loans held for sale	31,168	40,153	784	72,105
Total loans	$7,921,933	$685,407	$931,866	$9,539,206

As of December 31, 2013	Puerto Rico	Virgin Islands	United States	Total
	(In thousands)
Residential mortgage loans	$1,906,982	$348,816	$293,210	$2,549,008
Commercial mortgage loans	1,464,085	74,271	285,252	1,823,608
Construction loans	105,830	33,744	29,139	168,713
Commercial and Industrial loans	2,436,709	125,757	225,784	2,788,250
Loans to a local financial institution collateralized by real
estate mortgages	240,072	-	-	240,072
Total commercial loans	4,246,696	233,772	540,175	5,020,643
Finance leases	245,323	-	-	245,323
Consumer loans	1,739,478	49,689	32,029	1,821,196
Total loans held for investment, gross	$8,138,479	$632,277	$865,414	$9,636,170
Loans held for sale	35,394	40,575	-	75,969
Total loans	$8,173,873	$672,852	$865,414	$9,712,139

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

The following table details First BanCorp’s loan production, including purchases, refinancings, and draws from existing revolving and non-revolving commitments for the periods indicated:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2014	2013	2014	2013
	(In thousands)

Residential real estate	$160,964	$262,472	$312,088	$492,189
C&I and commercial mortgage	440,214	431,527	861,067	696,655
Construction	8,914	14,522	15,396	42,897
Finance leases	16,160	27,118	40,747	52,267
Consumer	244,962	280,706	495,224	534,550
Total loan production	$871,214	$1,016,345	$1,724,522	$1,818,558

     The Corporation is experiencing continued loan demand and has continued its targeted origination strategies. During the second quarter and six-month period ended on June 30, 2014, total loan originations, including purchases, refinancings and draws from existing revolving and non-revolving commitments, amounted to approximately $871.2 million and $1.7 billion, respectively, compared to $1.0 billion and $1.8 billion, respectively, for the comparable periods in 2013.  Residential mortgage loan originations and purchases for the quarter and six-month period ended June 30, 2014 amounted to $161.0 million and $312.1 million, respectively, compared to $262.5 million and $492.2 million, respectively, for the comparable periods in 2013, adversely affected by a decrease in refinancings and the current economic environment in Puerto Rico.  Originations of auto loans (including finance leases) for the quarter and six month period ended June 30, 2014 amounted to $121.7 million and $265.9 million, respectively, compared to $157.1 million and $303.2 million, respectively, for the comparable periods in 2013, and other personal loan originations for the quarter and six-month period ended June 30, 2014 amounted to $49.6 million and $97.5 million, respectively, compared to $59.1 million and $105.1 million, respectively, for the comparable periods in 2013.  C&I loan originations (excluding government loans) for the quarter and six-month period ended June 30, 2014 amounted to $188.9 million and $370.0 million, respectively, compared to $200.1 million and $309.2 million, respectively, for the comparable periods in 2013.  The increase in the first half of 2014 was mainly related to disbursements on existing credit facilities.  Government loan originations for the quarter and six-month period ended on June 30, 2014 amounted to $151.4 million and $265.5 million, respectively, compared to $115.8 million and $167.9 million, respectively, for the comparable periods in 2013, also primarily attributable to disbursements on existing facilities. The total loan originations statistics, based on regulatory guidance, include the utilization activity on the outstanding credit card portfolio for the quarter and six-month period ended June 30, 2014 of approximately $89.9 million and $172.6 million, respectively, compared to $91.6 million and $178.5 million, respectively, for the comparable periods in 2013. The statistics in the table above exclude the loans acquired from Doral in 2014.

Residential Real Estate Loans

As of June 30, 2014, the Corporation’s residential real estate loan portfolio held for investment increased by $246.2 million as compared to the balance as of December 31, 2013, mainly reflecting the impact of mortgage loans acquired from Doral in the second quarter of 2014 in full satisfaction of secured borrowings owed by such entity to FirstBank.  Mortgage loans acquired from Doral include residential mortgage loans with an unpaid principal balance of $229.0 million, recorded at its estimated fair value at acquisition of $213.7 million. The remaining increase is mainly related to the origination of non-conforming loans during the period of approximately $88.0 million, which are generally retained in the inventory. These variances were partially offset by charge-offs, foreclosures and principal repayments.  The majority of the Corporation’s outstanding balance of residential mortgage loans consists of fixed-rate, fully amortizing, full documentation loans. In accordance with the Corporation’s underwriting guidelines, residential real estate loans are mostly fully documented loans, and the Corporation is not actively involved in the origination of negative amortization loans.  Refer to the “Contractual Obligations and Commitments” discussion below for additional information about outstanding commitments to sell mortgage loans.

Commercial and Construction Loans

As of June 30, 2014, the Corporation’s commercial and construction loan portfolio held for investment decreased by $411.0 million, as compared to the balance as of December 31, 2013. The reduction primarily reflects the effect of the Doral transaction explained above and the impact of certain large loans paid off during the first half of 2014 and charge-offs, including two large commercial loans paid off in Puerto Rico totaling approximately $52.0 million, a $16.2 million restructured commercial mortgage loan paid-in full in the United States, and $10.2 million related to three adversely classified construction loans paid off in the United States.  In addition, the outstanding balance of credit facilities granted to government entities in Puerto Rico decreased by $57.1 million.

These variances were partially offset by a $43.8 million increase in the commercial and industrial and commercial mortgage portfolio of the United States.  As part of the United States strategy, the Corporation has expanded its resources in the middle market and corporate areas in light of lending growth opportunities in this sector.  The Corporation’s commercial loans are primarily variable- and adjustable-rate loans.

 As of June 30, 2014, the Corporation had $385.3 million outstanding in credit facilities granted to the Puerto Rico government, its municipalities and public corporations, of which $340.7 million was outstanding, compared to $397.8 million outstanding as of December 31, 2013, and $80.2 million granted to the government of the Virgin Islands, compared to $60.6 million as of December 31, 2013. Approximately $205.7 million of the outstanding credit facilities consists of loans to municipalities in Puerto Rico. Municipal debt exposure is secured by ad valorem taxation without limitation as to rate or amount on all taxable property within the boundaries of each municipality. The good faith, credit, and unlimited taxing power of the applicable municipality have been pledged to the repayment of all outstanding bonds and notes. Approximately $46.4 million consists of loans to units of the central government, and approximately $88.6 million consists of loans to public corporations that receive revenues from the rates they charge for services or products. Main public corporations have varying degrees of independence from the central government and many receive appropriations or other payments from the Puerto Rico’s government general fund. Debt issued by the central government can either carry the full faith, credit and taxing power of the Commonwealth of Puerto Rico or represent an obligation that is subject to annual budget appropriations. Furthermore, the Corporation had $200.2 million outstanding as of June 30, 2014 in financing to the hotel industry in Puerto Rico guaranteed by the Puerto Rico Tourism Development Fund (“TDF”). The TDF is a subsidiary of the GDB that works with private-sector financial institutions to structure financings for new hospitality projects.

On June 28, 2014, the governor of Puerto Rico signed into law The Puerto Rico Public Corporations Debt Enforcement and Recovery Act (the “Recovery Act”) to provide a legislative framework for certain public corporations that are experiencing severe financial stress to address their financial obstacles through an orderly, statutory process that allows them to handle their debts, while ensuring the continuity of essential services to citizens and infrastructure upgrades. As of June 30, 2014, the Corporation had an exposure to public corporations covered by the Recovery Act amounting to $84.7 million, including a direct exposure of $75.0 million related to a line of credit extended to the Puerto Rico Electric Power Authority (“PREPA”), which has priority over senior bonds and other debt of this entity.  On July 31, 2014, lenders, including FirstBank, who provide revolving lines of credit to PREPA to pay for purchased power, fuel and other expenses, agreed to not exercise remedies as a result of PREPA credit downgrades until August 14, 2014, unless otherwise extended by the parties, the second extension granted in July. As a result of the enactment of the Recovery Act, the most recent credit downgrades, the forbearance granted, and the risk of deterioration of the repayment prospects, the Corporation adversely classified its direct exposure to public corporations during the second quarter of 2014.

The Corporation has significantly reduced its exposure to construction loans and originations are mainly draws from existing commitments, including construction facilities tied to financings to the hotel industry guaranteed by TDF.

    The decrease in the construction loan portfolio held for investment was driven by the aforementioned adversely classified loans paid off in Florida, foreclosures and charge-offs.

The composition of the Corporation’s construction loan portfolio held for investment as of June 30, 2014 by category and geographic location is as follows:

As of June 30, 2014
	Puerto Rico	Virgin Islands	United States	Total
	(In thousands)
Loans for residential housing projects:
Mid-rise (1)	$31,444	$4,216	$36	$35,696
Single-family, detached	15,664	-	10,214	25,878
Total for residential housing projects	47,108	4,216	10,250	61,574

Construction loans to individuals secured by residential properties	1,590	2,557	-	4,147
Loans for commercial projects	3,193	3,849	11,790	18,832
Bridge loans - residential	254	-	-	254
Bridge loans - commercial	-	13,322	-	13,322
Land loans - residential	24,943	7,056	392	32,391
Land loans - commercial	17,563	-	-	17,563
Total before net deferred fees and allowance for loan losses	$94,651	$31,000	$22,432	$148,083
Net deferred fees	328	(145)	-	183
Total construction loan portfolio, gross	94,979	30,855	22,432	148,266
Allowance for loan losses	(14,908)	(5,509)	(875)	(21,292)

Total construction loan portfolio, net	$80,071	$25,346	$21,557	$126,974
____________________
(1)	Mid-rise relates to buildings of up to 7 stories.

The following table presents further information on the Corporation’s construction portfolio as of and for the six-month period ended June 30, 2014:

(In thousands)
Total undisbursed funds under existing commitments	$60,292

Construction loans held for investment in non-accrual status	$38,830

Construction loans held for sale in non-accrual status	$47,802

Net charge offs - Construction loans	$2,959

Allowance for loan losses - Construction loans	$21,292

Non-performing construction loans to total construction loans, including held for sale	44.18%

Allowance for loan losses - construction loans to total construction loans held for investments	14.36%

Net charge-offs (annualized) to total average construction loans	2.85%

The following summarizes the construction loans for residential housing projects in Puerto Rico segregated by the estimated selling price of the units:

		(In Thousands)

	Under $300k	$12,370
	Over $600k (1)	34,738
		$47,108
_____________
(1)	Mainly composed of three residential housing projects in Puerto Rico.

Consumer Loans and Finance Leases

As of June 30, 2014, the Corporation’s consumer loan and finance lease portfolio decreased by $4.3 million, as compared to the portfolio balance as of December 31, 2013.  The decrease was mainly the result of charge-offs and repayments, including a $6.1 million decrease in the credit card portfolio balance and a $4.0 million decrease in boat loans.

Investment Activities

As part of its liquidity, revenue diversification and interest rate risk strategies, First BanCorp. maintains an investment portfolio that is classified as available for sale. The Corporation’s total available-for-sale investment securities portfolio as of June 30, 2014 amounted to $2.0 billion, an increase of $19.1 million from December 31, 2013, mainly due to purchases in 2014 of $68.5 million of 15-year U.S. agency MBS (average yield of 2.45%) and an increase of $45.6 million in the fair value of U.S. agency MBS and debt securities, partially offset by regular MBS repayments, and sales and maturities of Puerto Rico government agency securities.

Approximately 96% of the Corporation’s available-for-sale securities portfolio is invested in U.S. Government and Agency debentures and fixed-rate U.S. government sponsored-agency MBS (mainly GNMA, FNMA and FHLMC fixed-rate securities). The Corporation’s investment in equity securities classified as available for sale is minimal, approximately $9 thousand, which consists of common stock of another financial institution in Puerto Rico.

As of June 30, 2014, the Corporation had outstanding $61.1 million in obligations of the Puerto Rico government, mainly bonds of the Government Development Bank for Puerto Rico (“GDB”) and the Puerto Rico Building Authority, as part of its available-for-sale investment securities portfolio, carried on its books at a fair value of $45.0 million.  During the second quarter of 2014, the Corporation sold $4.6 million of Puerto Rico government agency bonds and received proceeds of $10.0 million from matured Puerto Rico government securities. The fair value of the Puerto Rico government obligations held by the Corporation increased by approximately $3.5 million during the first half of 2014.

In mid-August 2013, the 30-year general obligation bonds of the Puerto Rico government, which are widely held by mutual funds, carried a yield of about 7.1%, which increased during the latter part of the third quarter of 2013, surpassing 10% at one point in September amid a general run-up in interest rates and significant selling by investors after Detroit filed for the largest municipal bankruptcy in United States history. The debt carried a yield of approximately 8.18% as of June 30, 2014. On February 4, 2014, S&P downgraded the Commonwealth of Puerto Rico’s debt to BB+, one level below investment grade. S&P also downgraded to levels below investment grade the credit rating of the GDB and other government entities. On February 7, 2014, Moody’s downgraded the Commonwealth of Puerto Rico general obligation bonds to Ba2, two notches below investment grade. Moody’s also downgraded to Ba2 the Public Building Authority Bonds, the Pension Funding Bonds, the GDB senior notes, the Municipal Finance Authority Bonds, the Puerto Rico Infrastructure Finance Authority Special Tax Revenue Bonds, the Convention Center District Authority Hotel Occupancy Tax Revenue Bonds, the Puerto Rico Highway and Transportation Authority Transportation Revenue Bonds, various ratings of the Puerto Rico Aqueduct and Sewer Authority, and the Puerto Rico Electric Power Authority. In addition, the Puerto Rico Sales Tax Financing Corporation’s senior-lien bonds were downgraded by Moody’s to Baa1 from A2, retaining investment grade status. Following the downgrades by S&P and Moody’s, Fitch became the third agency to downgrade the Commonwealth of Puerto Rico debt to BB, two notches below investment grade. In July 2014, the Puerto Rico debt was downgraded further into speculative grade by these credit agencies after the enactment of the Recovery Act that provides a legislative framework for certain public corporations that are experiencing severe financial stress to address their financial obstacles through an orderly statutory process that allows them to handle their debts.  S&P now rates Puerto Rico’s general obligation bonds at BB, two notches below investment grade, Moody’s at B2 a highly speculative rate, and Fitch at BB-, three notches below investment grade.  The ultimate impact of the downgrades is unpredictable and may not be immediately apparent.

The decrease in value during 2013 of the Puerto Rico government and agencies bonds held by the Corporation was mainly the result of the decrease in prices in the municipal bonds market caused by the Detroit default and subsequent significant sales of municipal bonds. The price declines also showed a correlation to benchmark interest rate movements. The Corporation believes that the declines in value in 2013 resulted from the above factors and not a change in expected cash flows. The issuers of Puerto Rico government and agencies bonds held by the Corporation have not defaulted, and the contractual payments on these securities have been made as scheduled. Despite the recent downgrades of Puerto Rico’s debt, the risk profile has not changed materially taking into account progress on different elements such as increases in tax collections, reforms of the retirement systems, current negotiation on debt repayment acceleration clauses, and spending control efforts. On March 11, 2014, the Commonwealth of Puerto Rico sold $3.5 billion in general obligation bonds at a yield of 8.73% to refinance short-term liabilities and to address liquidity needs, and, on July 1, 2014, the Governor of Puerto Rico signed a balanced budget for fiscal year 2015, the first balanced budget in more than a decade.  The budget allocates $4.9 billion for operational costs and calls for the fusion of several government agencies as a way to cut costs. The budget is down $205 million from last year’s budget.  Based on these facts and the Corporation’s ability and intent to hold these securities until a recovery of the fair value occurs, the unrealized losses are considered temporary. The Corporation will continue to closely monitor Puerto Rico’s political and economic status and evaluate the portfolio for any declines in value that could be considered other-than-temporary.

The following table presents the carrying value of investment securities at the indicated dates:

	As of	As of
	June 30,	December 31,
	2014	2013
	(In thousands)

Money market investments	$16,953	$201,369

Investment securities available for sale, at fair value:
U.S. Government and agencies obligations	264,353	256,994
Puerto Rico government obligations	44,982	51,330
Mortgage-backed securities	1,688,064	1,669,925
Equity securities	9	33
Total investment securities available for sale, at fair value	1,997,408	1,978,282

Other equity securities, including $28.9 million and $28.4 million
of FHLB stock as of June 30, 2014 and December 31, 2013, respectively	29,141	28,691
Total money market investments and investment securities	$2,043,502	$2,208,342

Mortgage-backed securities at the indicated dates consist of:

	As of	As of
	June 30,	December 31,
(In thousands)	2014	2013

Available-for-sale:
FHLMC certificates	$333,545	$322,187
GNMA certificates	418,531	445,008
FNMA certificates	897,795	861,783
Collateralized Mortgage Obligations issued or
guaranteed by FHLMC	9	81
Other mortgage pass-through certificates	38,184	40,866
Total mortgage-backed securities	$1,688,064	$1,669,925

The carrying values of investment securities classified as available for sale as of June 30, 2014 by contractual maturity (excluding mortgage-backed securities and equity securities) are shown below:

	Carrying	Weighted
(Dollars in thousands)	Amount	Average Yield %

U.S. Government and agencies obligations
Due within one year	$7,497	0.11
Due after one year through five years	49,479	1.05
Due after five years through ten years	207,377	1.31
	264,353	1.23

Puerto Rico Government obligations
Due after one year through five years	29,000	4.49
Due after five years through ten years	886	5.20
Due after ten years	15,096	5.82
	44,982	4.95

Total	309,335	1.91

Mortgage-backed securities	1,688,064	2.69

Equity securities	9	-

Total investment securities available for sale	$1,997,408	2.56

Net interest income of future periods could be affected by prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on these securities, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration of the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. As of June 30, 2014, the Corporation has approximately $53.1 million in debt securities (U.S. Agencies and Puerto Rico government securities) with embedded calls and with an average yield of 1.48%. Refer to the “Risk Management” section below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and of the interest rate risk management strategies followed by the Corporation. Also refer to Note 4 to the accompanying unaudited consolidated financial statements for additional information regarding the Corporation’s investment portfolio.

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

The Corporation’s risk management policies are described below as well as in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of First BanCorp.’s 2013 Annual Report on Form 10-K.

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

The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. As of June 30, 2014, FirstBank could not pay any dividend to the parent company except upon receipt of prior approval by the New York FED and the Federal Reserve Board because of the Regulatory Agreements.

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

The Corporation manages its liquidity in a proactive manner, and maintains a sound liquidity position. Multiple measures are utilized to monitor the Corporation’s liquidity position, including core liquidity, basic liquidity, and time-based reserve measures. As of June 30, 2014, the estimated core liquidity reserve (which includes cash and free liquid assets) was $1.4 billion or 10.9% of total assets. The basic liquidity ratio (which adds available secured lines of credit to the core liquidity) was approximately 14.1% of total assets. As of June 30, 2014, the Corporation had $396.8 million available for additional credit from the FHLB NY. Unpledged liquid securities as of June 30, 2014 mainly consisted of fixed-rate MBS and U.S. agency debentures amounting to approximately $695.8 million. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic liquidity measure. Most of the cash balances are deposited with the Federal Reserve Bank and in money market instruments generating interest income between 0.25% and 0.35%. As of June 30, 2014, the holding company had $37.0 million of cash and cash equivalents. Cash and cash equivalents at the Bank level as of June 30, 2014 were approximately $670.8 million. The Bank has $3.1 billion in brokered CDs as of June 30, 2014, of which approximately $1.8 billion mature over the next twelve months.  Liquidity at the Bank level is highly dependent on bank deposits, which fund 77% of the Bank’s assets (or 53% excluding brokered CDs). The Corporation has continued to issue brokered CDs pursuant to temporary approvals received from the FDIC to renew or roll over brokered CDs up to certain amounts through September 30, 2014.

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

The Corporation has continued reducing the amounts of brokered CDs. The reduction in brokered CDs is consistent with the requirements of the FDIC Order that preclude the issuance of brokered CDs without FDIC approval and require a plan to reduce the amount of brokered CDs. As of June 30, 2014, brokered CDs decreased $45.1 million to $3.1 billion from December 31, 2013.  At the same time as the Corporation focuses on reducing its reliance on brokered deposits, it is seeking to add core deposits. During the first half of 2014, the Corporation increased non-brokered deposits, excluding government deposits, by $62.1 million.

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

The Corporation’s principal sources of funding are:

Brokered CDs – A large portion of the Corporation’s funding has been retail brokered CDs issued by FirstBank. Total brokered CDs decreased by $45.1 million to $3.1 billion as of June 30, 2014. Because of the FDIC Order, FirstBank cannot replace maturing brokered CDs without the prior approval of the FDIC. Since the issuance of the FDIC Order, the FDIC has granted the Bank temporary waivers to enable it to continue accessing the brokered deposit market in specified amounts. The most recent waiver is effective through September 30, 2014. The Bank will request approvals for future periods. The Corporation used proceeds from repayments of loans and investments to pay down maturing borrowings, including brokered CDs. Also, the Corporation successfully implemented its core deposit growth strategy that resulted in an increase of $62.1 million in non-brokered deposits, excluding government deposits, during the first half of 2014.

     The average remaining term to maturity of the retail brokered CDs outstanding as of June 30, 2014 is approximately 1.1 years.

     The use of brokered CDs has been particularly important for the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining regular retail deposits in Puerto Rico. The brokered CDs market is very competitive and liquid, and has enabled the Corporation to obtain substantial amounts of funding in short periods of time. This strategy has enhanced the Corporation’s liquidity position, since the brokered CDs are insured by the FDIC up to regulatory limits and can be obtained faster compared to regular retail deposits. During the first half of 2014, the Corporation issued $662.5 million in brokered CDs with an average cost of 0.76% to renew maturing brokered CDs. Management believes it will continue to obtain waivers from the restrictions on the issuance of brokered CDs under the FDIC Order to meet its obligations and execute its business plans.

The following table presents a maturity summary of brokered and retail CDs with denominations of $100,000 or higher as of June 30, 2014:

Total
(In thousands)

Three months or less	$757,313
Over three months to six months	611,524
Over six months to one year	1,110,254
Over one year	1,998,311
Total	$4,477,402

Certificates of deposit in denominations of $100,000 or higher include brokered CDs of $3.1 billion issued to deposit brokers in the form of large ($100,000 or more) certificates of deposit that are generally participated out by brokers in shares of less than $100,000 and are therefore insured by the FDIC. Certificates of deposit with denominations of $100,000 or higher also include $3.0 million of deposits through the Certificate of Deposit Account Registry Service (CDARS).

Government deposits - As of June 30, 2014, the Corporation had $252.6 million of Puerto Rico public sector deposits ($228.9 million in transactional accounts and $23.6 million in time deposits) compared to $546.5 million as of December 31, 2013. Approximately 61% came from municipalities in Puerto Rico and 39% came from public corporations and the central government and agencies.

In 2014, Act 24-2014 was approved by the Puerto Rico Legislature, seeking to further strengthen the liquidity of the GDB and the GDB’s oversight over public funds.  Among other measures, Act 24-2014 grants the GDB the ability to exercise additional oversight of certain public funds deposited at private financial institutions and grants the GDB the legal authority, subject to an entity’s ability to request waivers under certain specified circumstances, to require such public funds (other than funds of the Legislative Branch, the Judicial Branch, the University of Puerto Rico, governmental pension plans, municipalities and certain other independent agencies) to be deposited at the GDB, which is expected to result in a more efficient management of public resources in an effort to maximize liquidity and efficient use of public resources. The GDB expected to capture a portion of public funds deposited in private financial institutions. As anticipated, certain public corporations and agencies withdrew approximately $341.6 million during the second quarter of 2014.  The Corporation will continue to focus on transactional accounts and capture deposits from entities excluded from Act 24-2014.

In addition, as of June 30, 2014, the Corporation had $187.2 million of government deposits in the Virgin Islands, compared to $159.3 million as of December 31, 2013.

Retail deposits - The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. Total deposits, excluding brokered CDs and government deposits, increased by $62.1 million to $6.1 billion from $6.0 billion as of December 31, 2013, reflecting increases in core-deposit products such as savings and retail CDs primarily in Puerto Rico.  Refer to Note 13 in the accompanying unaudited financial statements for further details.

Refer to the “Net Interest Income” discussion above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarters and six-month periods ended June 30, 2014 and 2013.

Securities sold under agreements to repurchase - The Corporation’s investment portfolio is funded in part with repurchase agreements. The Corporation’s outstanding repurchase agreements amounted to $900 million as of June 30, 2014 and December 31, 2013.  One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. All of the $900 million of repurchase agreements outstanding as of June 30, 2014 consist of structured repurchase agreements. In addition to these repurchase agreements, the Corporation has been able to maintain access to credit by using cost-effective sources such as FHLB advances. Refer to Note 14 in the Corporation’s unaudited financial statements for the quarter and six-month period ended June 30, 2014 for further details about repurchase agreements outstanding by counterparty and maturities.

Under the Corporation’s repurchase agreements, as is the case with derivative contracts, the Corporation is required to pledge cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines due to changes in interest rates, a liquidity crisis or any other factor, the Corporation is required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity.

 Given the quality of the collateral pledged, the Corporation has not experienced significant margin calls from counterparties arising from credit-quality-related write-downs in valuations and, as of June 30, 2014, it had only $0.2 million of cash equivalent instruments deposited in connection with collateralized interest rate swap agreements.

Advances from the FHLB – The Bank is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages as collateral for advances taken. As of June 30, 2014 and December 31, 2013, the outstanding balance of FHLB advances was $320.0 million and $300.0 million, respectively. The Corporation entered into a FHLB advance of $20 million at the end of the second quarter of 2014.  As of June 30, 2014, the Corporation had $396.8 million available for additional credit on FHLB lines of credit.

Though currently not in use, other sources of short-term funding for the Corporation include commercial paper and federal funds purchased. Furthermore, in previous years, the Corporation entered into several financing transactions to diversify its funding sources, including the issuance of notes payable and junior subordinated debentures as part of its longer-term liquidity and capital management activities.  No assurance can be given that these sources of liquidity will be available and, if available, will be on acceptable terms.

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

The cumulative trust preferred debentures are presented in the Corporation’s consolidated statement of financial condition as Other Borrowings. The variable rate trust preferred securities are fully and unconditionally guaranteed by the Corporation. The $100 million Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and the $125 million issued in September 2004 mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Debentures may be shortened (such shortening would result in a mandatory redemption of the variable rate trust preferred securities). The trust preferred securities, subject to certain limitations, qualify as Tier I regulatory capital under current applicable rules and regulations. The Collins Amendment to the Dodd-Frank Act eliminates certain trust-preferred securities from Tier 1 Capital. Bank Holding Companies such as the Corporation must fully phase out these instruments of Tier I capital by January 1, 2016, however, they may remain in Tier 2 capital until the instruments are redeemed or mature. At June 30, 2014, the Corporation had $225 million in trust preferred securities that are subject to the phase-out from Tier 1 Capital under the Basel 3 Final Rule.

With respect to the outstanding subordinated debentures, the Corporation elected to defer the interest payments that were due in March 2012, June 2012, September 2012, December 2012, March 2013, June 2013, September 2013, December 31, 2013, March 31, 2014, and June 30, 2014. The aggregate amount of payments deferred and accrued approximates $18.2 million as of June 30, 2014. Future interest payments are subject to Federal Reserve approval.

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

The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid in large part because of the sale of mortgages through guarantee programs of the FHA, VA, HUD, FNMA and FHLMC. The Corporation obtained commitment authority to issue GNMA mortgage-backed securities from GNMA and, under this program, the Corporation completed the securitization of approximately $104.2 million of FHA/VA mortgage loans into GNMA MBS during the first half of 2014. Any regulatory actions affecting GNMA, FNMA or FHLMC could adversely affect the secondary mortgage market.

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

Cash Flows

Cash and cash equivalents were $677.7 million as of June 30, 2014, an increase of $22.0 million when compared to the balance as of December 31, 2013, while, as of June 30, 2013 the total balance of cash and cash equivalents amounted to $835.0 million, a decrease of $111.9 million from December 31, 2012. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during the first half of 2014 and 2013.

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

For the first half of 2014 and 2013, net cash provided by operating activities was $150.1 million and $87.2 million, respectively. Net cash generated from operating activities was higher than net income reported largely as a result of adjustments for operating items such as the provision for loan and lease losses, depreciation and amortization, proceed from sales of loans held for sale, and impairments.

Cash Flows from Investing Activities

The Corporation’s investing activities primarily relate to originating loans to be held for investment and purchasing, selling and repayments of available-for-sale investment securities. For the six-month period ended June 30, 2014, net cash provided by  investing activities was $104.9 million, primarily reflecting principal repayments on loans held for investment and available-for-sale investment securities.

For the six-month period ended June 30, 2013, net cash used by investing activities was $157.8 million, primarily reflecting purchases of investment securities.

Cash Flows from Financing Activities

The Corporation’s financing activities primarily include the receipt of deposits and issuance of brokered CDs, the issuance and payments of long-term debt, the issuance of equity instruments and activities related to its short-term funding. During the six-month period ended June 30, 2014, net cash used in financing activities was $233.1 million, mainly due to the reduction in brokered CDs and deposit withdrawals by certain government entities and public corporations in Puerto Rico.

In the six-month period ended June 30, 2013, net cash used by financing activities was $41.3 million mainly due to repayments of maturing FHLB advances and brokered CDs.

Capital

As of June 30, 2014, the Corporation’s stockholders’ equity was $1.3 billion, an increase of $90.1 million from December 31, 2013.  The increase was mainly driven by a $50.3 million increase in other comprehensive income, mainly attributable to an increase of $45.6 million in the fair value of U.S. agency MBS and debt securities, and the net income of $38.3 million for the first half of 2014.  As a result of the Written Agreement with the New York FED, currently neither First BanCorp., nor FirstBank, is permitted to pay dividends on capital securities without prior approval.

Although all of the regulatory capital ratios of the Bank exceeded the established “well capitalized” levels, as well as the minimum capital ratios required by the FDIC Order, as of June 30, 2014, FirstBank cannot be treated as a “well capitalized” institution since it is still subject to the FDIC Order. Set forth below are First BanCorp.’s, and FirstBank’s regulatory capital ratios as of June 30, 2014 and December 31, 2013, based on existing established guidelines.

		Banking Subsidiary
	First BanCorp	FirstBank	To be well capitalized	Consent Order Requirements over time
As of June 30, 2014
Total capital (Total capital to risk-weighted assets)	18.06%	17.70%	10.00%	12.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	16.80%	16.43%	6.00%	10.00%
Leverage ratio	12.04%	11.79%	5.00%	8.00%

As of December 31, 2013
Total capital (Total capital to risk-weighted assets)	17.06%	16.67%	10.00%	12.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	15.78%	15.40%	6.00%	10.00%
Leverage ratio	11.71%	11.44%	5.00%	8.00%

The increase in capital ratios was primarily related to earnings recorded in the first half of 2014 and a reduction in risk-weighted assets mainly related to the decrease in commercial and construction loans.

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

The Basel 3 rules introduce a new and separate ratio of Common Equity Tier 1 capital (“CET1”) to risk-weighted assets. CET1, a component of total Tier 1 capital, generally consists of common stock and related surplus, retained earnings, accumulated other comprehensive income (“AOCI”), and qualifying minority interests.  In addition, the Basel 3 rules also will require the Corporation to maintain an additional CET1 capital conservation buffer of 2.5%.  Thus, when the Basel 3 rules are fully phased in as of January 1, 2019, the Corporation will be required to maintain;   (i) a minimum CET1 to risk-weighted assets ratio of at least 4.5%, plus the 2.5% “capital conservation buffer,” resulting in a required minimum CET1 ratio of at least 7% upon full implementation, (ii) a minimum ratio of total Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum Tier 1 capital ratio of 8.5% upon full implementation, (iii) a minimum ratio of total Tier 1 plus Tier 2 capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum total capital ratio of 10.5% upon full implementation, and (iv) a required minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average on-balance sheet (non-risk adjusted) assets.  The phase-in of the capital conversation buffer will begin on January 1, 2016 with a first year requirement of 0.625% of additional CET1, which will be progressively increased over a four-year period, increasing by that same percentage amount on each subsequent January 1 until it reaches the fully-phased in 2.5% CET1 requirement on January 1, 2019.

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

The Corporation’s estimated pro-forma CET1 ratio, Tier 1 capital ratio, total capital ratio, and leverage ratio under the Basel 3 rules, giving effect as of June 30, 2014 to all the provisions that will be phased-in between January 1, 2015 and January 2019, was 12.5%, 12.8%, 16.4%, and 10.1%, respectively.  These ratios would exceed the fully phased-in minimum capital ratios under Basel 3.  Future estimates of the regulatory capital ratios under the Basel 3 rules may change over time as a result of further federal banking agency rulemaking or clarification.

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

The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets for the periods ended June 30, 2014 and December 31, 2013, respectively:

	June 30,	December 31,
(In thousands, except ratios and per share information)	2014	2013

Total equity - GAAP	$1,306,001	$1,215,858
Preferred equity	(36,104)	(63,047)
Goodwill	(28,098)	(28,098)
Purchased credit card relationship	(18,080)	(19,787)
Core deposit intangible	(6,200)	(6,981)

Tangible common equity	$1,217,519	$1,097,945

Total assets - GAAP	$12,523,251	$12,656,925
Goodwill	(28,098)	(28,098)
Purchased credit card relationship	(18,080)	(19,787)
Core deposit intangible	(6,200)	(6,981)

Tangible assets	$12,470,873	$12,602,059
Common shares outstanding	212,760	207,069

Tangible common equity ratio	9.76%	8.71%
Tangible book value per common share	$5.72	$5.30

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

The following table reconciles stockholders' equity (GAAP) to Tier 1 common equity based on current applicable bank regulatory requirements (known as "Basel I"):

		June 30,	December 31,
	(In thousands)	2014	2013

	Total equity - GAAP	$1,306,001	$1,215,858
	Qualifying preferred stock	(36,104)	(63,047)
	Unrealized loss on available-for-sale securities (1)	28,381	78,734
	Goodwill	(28,098)	(28,098)
	Core deposit intangible	(6,200)	(6,981)
	Other disallowed assets	(23)	(23)
	Tier 1 common equity	$1,263,957	$1,196,443

	Total risk-weighted assets	$9,079,164	$9,405,798

	Tier 1 common equity to risk-weighted assets ratio	13.92%	12.72%

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

In the first six months of 2014, the Corporation issued an aggregate of 4,597,121 shares of its common stock in exchange for an aggregate of 1,077,726 shares of the Corporation’s Series A through E Preferred Stock, having an aggregate liquidation value of $26.9 million. The shares of common stock were issued to holders of the Series A through E Preferred Stock in reliance upon the exemption set forth in Section 3(a)(9) of the Securities Act of 1933, as amended, for securities exchanged by an issuer with existing security holders where no commission or other remuneration is paid or given directly or indirectly by the issuer for soliciting such exchange.

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

As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. As of June 30, 2014, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $1.1 billion (including $685.3 million pertaining to credit card loans) and $44.8 million, respectively. Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation does not enter into interest rate lock agreements with prospective borrowers in connection with mortgage banking activities.

Contractual Obligations, Commitments and Contingencies

       The following table presents a detail of the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments
	As of June 30, 2014
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In thousands)

Contractual obligations (1):
Certificates of deposit	$5,312,164	$2,880,053	$2,106,766	$274,721	$50,624
Securities sold under agreements to repurchase	900,000	-	600,000	300,000	-
Advances from FHLB	320,000	20,000	100,000	200,000	-
Other borrowings	231,959	-	-	-	231,959
Total contractual obligations	$6,764,123	$2,900,053	$2,806,766	$774,721	$282,583

Commitments to sell mortgage loans	$121,825	$121,825

Standby letters of credit	$8,438	$8,438

Commitments to extend credit:
Lines of credit	$1,064,188	$1,064,188
Letters of credit	36,336	36,336
Commitments to originate loans	63,626	63,626
Total commercial commitments	$1,164,150	$1,164,150

___________
(1)

$2.5 million of tax liability associated with unrecognized tax benefits and related interest of $2.4 million have been excluded in the table above but management believes that the amounts of unrecognized tax benefits will decrease within the next twelve months by approximately $2.5 million.

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

On a quarterly basis, the Corporation performs a consolidated net interest income simulation analysis to estimate the potential change in future earnings from projected changes in interest rates. These simulations are carried out over a one-to-five-year time horizon, assuming upward and downward yield curve shifts. The rate scenarios considered in these simulations reflect gradual upward and downward interest rate movements of 200 basis points, during a twelve-month period. Simulations are carried out in two ways:

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

The 12-month net interest income is forecasted assuming June 30, 2014 interest rate curves remain constant. Then net interest income is estimated under rising and falling rate scenarios. For rising rate scenarios, a gradual (ramp) parallel upward shift of the yield curves is assumed during the first twelve months (the “+200 ramp” scenario). Conversely, for the falling rate scenarios, a gradual (ramp) parallel downward shift of the yield curves is assumed during the first twelve months (the “-200 ramp” scenario). However, given the current low levels of interest rates, a full downward shift of 200 basis points would represent an unrealistic scenario. Therefore, under the falling rate scenario, rates move downward up to 200 basis points, but without reaching zero. The resulting scenario shows interest rates close to zero in most cases, reflecting a flattening yield curve instead of a parallel downward scenario.

The Libor/Swap curve for June 2014, as compared to December 2013, decreased by 2 basis points in the short term horizon, that is, between one to twelve months, while market rates increased by 4 basis points in the medium term, that is, between 2 to 5 years.  In the long term, that is, an over 5 year-term horizon, market rates decreased by almost 42 basis points,  The Treasury curve decreased by 2 basis point in the short and medium term horizon, while in the long term horizon decreased by almost 52 basis points, as compared to December 2013 end of month levels.

    The following table presents the results of the simulations as of June 30, 2014 and December 31, 2013.  Consistent with prior years, these exclude non-cash changes in the fair value of derivatives and liabilities measured at fair value:

	June 30, 2014				December 31, 2013
	Net Interest Income Risk				Net Interest Income Risk
	(Projected for the next 12 months)				(Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	Change	% Change	Change	% Change	Change	% Change	Change	% Change
+ 200 bps ramp	$13.9	2.65%	$12.5	2.32%	$14.6	2.76%	$12.1	2.23%
- 200 bps ramp	$(6.7)	(1.27)%	$(6.5)	(1.22)%	$(10.6)	(2.00)%	$(10.8)	(1.99)%

      The Corporation continues to manage its balance sheet structure to control the overall interest rate risk. Among the major drivers behind the slight shift in interest income sensitivity to interest rate shifts are the increase of $22.0 million in cash and cash equivalents, and the purchase of $68.5 million of 15-Year U.S. agency MBS. The liabilities side was affected mainly by the net decrease of $266.1 million in government deposits, the reduction of $45.1 million in brokered CDs, and the $20.0 million increase in FHLB advances.

       Taking into consideration the above-mentioned facts for modeling purposes, the net interest income for the next twelve months under a non-static or growing balance sheet scenario, is estimated to increase by $12.5 million in the rising rates scenario when compared against the Corporation’s flat or unchanged interest rate forecast scenario. Under the falling rate, non-static scenario, the net interest income is estimated to decrease by $6.5 million.

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

Interest rate swaps - Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of June 30, 2014, most of the interest rate swaps outstanding are used for protection against rising interest rates. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.

Forward Contracts - Forward contracts are sales of to-be-announced (“TBA”) mortgage-backed securities that will settle over the standard delivery date and do not qualify as “regular way” security trades. Regular-way security trades are contracts that have no net settlement provision and no market mechanism to facilitate net settlement and provide for delivery of a security within the time generally established by regulations or conventions in the market place or exchange in which the transaction is being executed. The forward sales are considered derivative instruments that need to be marked to market. These securities are used to hedge the FHA/VA residential mortgage loan securitizations of the mortgage-banking operations. Unrealized gains (losses) are recognized as part of mortgage banking activities in the consolidated statement of income (loss).

For detailed information regarding the volume of derivative activities (e.g. notional amounts), location and fair values of derivative instruments in the Statement of Financial Condition and the amount of gains and losses reported in the Statement of Income (Loss), refer to Note 9 in the accompanying unaudited consolidated financial statements.

The following tables summarize the fair value changes in the Corporation’s derivatives as well as the sources of the fair values:
	Asset Derivatives	Liability Derivatives
	Six-Month Period Ended	Six-Month Period Ended
(In thousands)	June 30, 2014	June 30, 2014

Fair value of contracts outstanding at the beginning of the period	$394	$(4,023)
Fair value of new contracts entered into during the period	-	-
Changes in fair value during the period	(279)	451
Fair value of contracts outstanding as of June 30, 2014	$115	$(3,572)

Sources of Fair Value

	Payment Due by Period
	Maturity Less Than One Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value

(In thousands)
As of June 30, 2014
Pricing from observable market inputs - Asset Derivatives	$99	$16	$-	$-	$115
Pricing from observable market inputs - Liability Derivatives	(328)	(3,244)	-	-	(3,572)
	$(229)	$(3,228)	$-	$-	$(3,457)

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

As of June 30, 2014 and December 31, 2013, all of the derivative instruments held by the Corporation were considered economic undesignated hedges.

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

Set forth below is a detailed analysis of the Corporation's credit exposure by counterparty with respect to derivative instruments outstanding as of June 30, 2014 and December 31, 2013.

(In thousands)		As of June 30, 2014
	Rating(1)	Notional	Total Exposure at Fair Value(2)	Negative Fair Value	Total Fair Value	Accrued interest receivable (payable)

Counterparty

Interest rate swaps with rated
counterparties:
JP Morgan	A	$25,419	$-	$(3,228)	$(3,228)	$(116)

Other derivatives (3):
Interest rate swaps		5,440	99	(100)	(1)	(11)
Written and purchase interest
rate caps		75,538	16	(16)	-	-
Forward contracts		17,000	-	(228)	(228)	-
Total		$123,397	$115	$(3,572)	$(3,457)	$(127)

(In thousands)		As of December 31, 2013
			Total Exposure at Fair Value(2)	Negative Fair Value	Total Fair Value	Accrued Interest receivable (payable)

Counterparty	Rating(1)	Notional

Interest rate swaps with rated
counterparties:
JP Morgan	A	$25,640	$-	$(3,802)	$(3,802)	$(121)

Other derivatives (3):
Interest rate swaps		5,440	162	(163)	(1)	(11)
Written and purchase interest
rate caps		76,782	58	(58)	-	-
Forward contracts		25,000	174	-	174	-
Total		$132,862	$394	$(4,023)	$(3,629)	$(132)
____________
(1) Based on the S&P and Fitch Long Term Issuer Credit Ratings.
(2) For each counterparty, this amount includes derivatives with positive fair value excluding the related accrued interest receivable/payable.
(3) Credit exposure with several counterparties for which a credit rating is not readily available and forward contracts.

Credit Risk Management

First BanCorp. is subject to credit risk mainly with respect to its portfolio of loans receivable and off-balance sheet instruments, mainly derivatives and loan commitments. Loans receivable represents loans that First BanCorp. holds for investment and, therefore, First BanCorp. is at risk for the term of the loan. Loan commitments represent commitments to extend credit, subject to specific conditions, for specific amounts and maturities. These commitments may expose the Corporation to credit risk and are subject to the same review and approval process as for loans. Refer to “Contractual Obligations and Commitments” above for further details. The credit risk of derivatives arises from the potential of the counterparty’s default on its contractual obligations. To manage this credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. For further details and information on the Corporation’s derivative credit risk exposure, refer to “Interest Rate Risk Management” above. The Corporation manages its credit risk through its credit policy, underwriting, independent loan review and quality control procedures, statistical analysis, comprehensive financial analysis, and established management committees.  The Corporation also employs proactive collection and loss mitigation efforts. Furthermore, personnel performing structured loan workout functions are responsible for mitigating defaults and minimizing losses upon default within each region and for each business segment. In the case of the C&I, commercial mortgage and construction loan portfolios, the Special Asset Group (“SAG”) focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of OREO.  In addition to the management of the resolution process for problem loans, the SAG oversees collection efforts for all loans to prevent migration to the non-performing and/or adversely classified status.  The SAG utilizes relationship officers, collection specialists and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary.

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

During the second quarter of 2014, the Corporation made certain enhancements to the general allowance estimation process for commercial loans which mainly consisted of the following:

Utilization of longer historical loss periods to better reflect the level of incurred losses in the portfolio.  Historical charge-off rates are calculated by the Corporation on a quarterly basis by tracking cumulative charge-offs experienced over a two year loss period on loans according to their internal risk rating (referred to as “base rate” for the quarter). Prior to the second quarter enhancements, the Corporation would use the base rate of the current quarter or the average of the last 4 quarters, if greater.  During the second quarter of 2014, the Corporation eliminated the use of the “greater of” approach and adopted the utilization of the base rate average of the last 8 quarters. This change captures a longer historical period that would help mitigate period to period volatility in the loss rates.

Enhancements of the environmental factors adjustment. Prior to the second quarter enhancements, these adjustments were applied in the form of basis points additions to the loss ratio based on changes in credit and economic indicators observed in the most recent periods. During the second quarter of 2014, the resulting factor derived from a set of risk-based ratings and weights assigned to credit and economic indicators activity over a reasonable period is now applied to a developed expected range of historical losses, in order to adjust the base loss rates. These enhancements result in a framework that can be applied more consistently, by having a more granular analysis that better captures trends in economic conditions and the impact in the Corporation’s portfolio.

In addition, the calculation of loss rates for asset classifications with limited or zero loss history was improved to consider these loans’ migration experience.

The Corporation maintained a parallel computation of the general reserve for commercial loans. The enhancements to the general allowance estimation process resulted in a net decrease to the allowance for loan losses of $4.8 million as of the implementation date of May 31, 2014.

The ratio of allowance for loan losses to total loans held for investment decreased to 2.55% as of June 30, 2014 from 2.97% as of December 31, 2013 primarily due to charge-offs on certain collateral-dependent commercial loans that did not require additional reserves, updated appraisals, reserve releases on non-performing and adversely classified construction and commercial loans paid off, and, to a lesser extent, the enhancements to the allowance estimation process discussed above.  In addition, the reserve required for the non-impaired mortgage loans acquired from Doral was lower than the portion of the general reserve of commercial loans related to the secured borrowings, and the purchased credit impaired loans acquired from Doral, with an estimated fair value at acquisition of $102.8 million, required no allowance as of June 30, 2014.  The allowance to total loans for the C&I portfolio increased from 2.82% as of December 31, 2013 to 2.90% at June 30, 2014; the allowance to total loans for each of the Corporation’s categories of loans changed as follows: the allowance to total loans for the commercial mortgage portfolio decreased from 4.10% at December 31, 2013 to 2.68% at June 30, 2014; the allowance to total loans for the construction loans portfolio decreased from 21.23% at December 31, 2013 to 14.36% at June 30, 2014; the allowance to total loans for the residential mortgage portfolio decreased from 1.30% at December 31, 2013 to 1.06% at June 30, 2014; and the allowance to total consumer and finance leases increased from 2.83% as of December 31, 2013 to 3.14%  as of June 30, 2014.

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

As shown in the following table, the allowance for loan and lease losses amounted to $241.2 million as of June 30, 2014, or 2.55% of total loans, compared with $285.9 million, or 2.97% of total loans, as of December 31, 2013. Refer to the “Provision for Loan and Lease Losses” above for additional information.

	Quarter Ended			Six-Month Period Ended
	June 30,			June 30,
(Dollars in thousands)	2014	2013		2014	2013

Allowance for loan and lease losses, beginning of period	$266,778	$342,531		$285,858	$435,414
Provision (release) for loan and lease losses:
Residential Mortgage (1)	3,934	74,277		7,685	82,225
Commercial Mortgage (2) (3)	(8,808)	13,213		(9,659)	49,610
Commercial and Industrial (2) (4) (5)	16,336	(4,166)		32,427	31,126
Construction (2) (6)	(3,513)	(7,937)		(11,563)	14,011
Consumer and Finance Leases	18,795	12,077		39,769	21,615
Provision for loan and lease losses (7)	26,744	87,464		58,659	198,587
Charge-offs
Residential Mortgage (8)	(4,987)	(103,897)		(11,409)	(115,625)
Commercial Mortgage (9)	(13,423)	(3,271)		(19,233)	(59,327)
Commercial and Industrial (10) (11)	(19,452)	(6,488)		(41,911)	(92,108)
Construction (12)	(2,661)	(2,418)		(3,631)	(41,030)
Consumer and Finance Leases	(18,531)	(16,350)		(36,577)	(31,114)
	(59,054)	(132,424)	(13)	(112,761)	(339,204)	(13)
Recoveries:
Residential Mortgage	300	479		369	627
Commercial Mortgage	4,297	18		4,332	38
Commercial and Industrial	416	968		1,079	1,759
Construction	55	50		672	147
Consumer and Finance Leases	1,641	1,961		2,969	3,679
	6,709	3,476		9,421	6,250
Net Charge-Offs	(52,345)	(128,948)		(103,340)	(332,954)
Allowance for loan and lease losses, end of period	$241,177	$301,047		$241,177	$301,047

Allowance for loan and lease losses to period end total loans held for
investment	2.55%	3.19%		2.55%	3.19%
Net charge-offs (annualized) to average loans outstanding during the
period	2.19%	5.25%		2.15%	6.69%
Net charge-offs (annualized), excluding charge-offs related to the acquisition of mortgage loans from Doral, bulk loan sales and loans transferred
to held for sale, to average loans outstanding during the period	1.90%	1.29%		2.01%	2.11%
Provision for loan and lease losses to net charge-offs during the
period	0.51x	0.68x		0.57x	0.60x
Provision for loan and lease losses to net charge-offs during the period, excluding impact of the acquisition of mortgage loans from
Doral, bulk loan sales, and the transfer of loans to held for sale	0.56x	0.63x		0.59x	0.66x
___________
(1)	For the quarter and six-month period ended June 30, 2013, includes a provision totaling $67.9 million and $68.8 million, respectively, associated with the bulk loan sales.
(2)

During the second quarter of 2013, after a comprehensive review of substantially all of the loans in our commercial portfolios, the classification of certain loans was revised to more accurately depict the nature of the underlying loans. This reclassification resulted in a net increase of $269.0 million and $10.7 million in commercial mortgage loans and the related allowance, respectively, since the principal source of repayment of such loans is derived from the operations of the underlying real estate, with a corresponding decrease of $246.8 million and $9.4 million in commercial and industrial loans and the related allowance, respectively, and a $22.2 million and $1.3 million decrease in construction loans and the related allowance, respectively.

(3)	For the six-month period ended June 30, 2013, includes a provision of $28.7 million associated with the bulk loan sales and the transfer of loans to held for sale.
(4)	For the quarter and six-month period ended June 30, 2014, includes a provision totaling $1.4 million associated with the acquisition of mortgage loans from Doral.
(5)	For the six-month period ended June 30, 2013, includes a provision totaling $20.8 million associated with the bulk loan sales.
(6)	For the quarter and six-month period ended June 30, 2013, includes a provision totaling $31 thousand and $13.6 million, respectively, associated with the bulk loan sales.
(7)

For the quarter and six-month period ended June 30, 2014, includes a provision of $1.4 million associated with the acquisition of mortgage loans from Doral. For the quarter and six-month period ended June 30, 2013, includes a provision totaling $67.9 million and $132.0 million, respectively, associated with the acquisition of mortgage loans from Doral, bulk loan sales and the transfer of loans to held for sale.

(8)	For the quarter and six-month period ended June 30, 2013, includes charge-offs totaling $97.9 million and $99.0 million, respectively, associated with the bulk loan sales.
(9)	For the six-month period ended June 30, 2013, includes charge-offs totaling $54.6 million associated with the bulk loan sales and the transfers of loans to held for sale.
(10)	For the six-month period ended June 30, 2013, includes charge-offs totaling $44.7 million associated with the bulk loan sales.
(11)	For the quarter and six-month period ended June 30, 2014, includes charge-offs totaling $6.9 million associated with the acquisition of mortgage loans from Doral.
(12)

For the quarter and six-month period ended June 30, 2013, includes charge-offs totaling $31 thousand and $34.2 million, respectively, associated with the bulk loan sales and the transfer of loans to held for sale.

(13)

For the quarter and six-month period ended June 30, 2014, includes charge-offs totaling $6.9 million associated with the acquisition of mortgage loans from Doral. For the quarter and six-month period ended June 30, 2013, includes charge-offs totaling $98.0 million and $232.4 million, respectively, associated with the acquisition of mortgage loans from Doral, bulk loan sales and the transfer of loans to held for sale.

The following table sets forth information concerning the allocation of the allowance for loan and lease losses by loan category and the percentage of loan balances in each category to the total of such loans as of the dates indicated:

	As of		As of
	June 30, 2014		December 31, 2013
(In thousands)	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans

Residential mortgage	$29,755	29%	$33,110	27%
Commercial mortgage loans	48,578	19%	73,138	19%
Construction loans	21,292	2%	35,814	2%
Commercial and Industrial loans (including loan to a local
financial institution in 2013)	76,890	28%	85,295	31%
Consumer loans and finance leases	64,662	22%	58,501	21%
	$241,177	100%	$285,858	100%

    The following table sets forth information concerning the composition of the Corporation's allowance for loan and lease losses as of June 30, 2014 and December 31, 2013 by loan category and by whether the allowance and related provisions were calculated individually or through a general valuation allowance.

As of June 30, 2014	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$263,024	$84,909	$39,507	$6,669	$4,882	$398,991
Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	151,424	154,088	140,257	40,052	24,046	509,867
Allowance for loan and lease losses	16,464	16,317	22,745	8,962	3,870	68,358
Allowance for loan and lease losses to principal
balance	10.87%	10.59%	16.22%	22.38%	16.09%	13.41%
PCI loans:
Carrying value of PCI loans	99,997	3,447	-	-	2,176	105,620
Allowance for PCI loans	-	-	-	-	-	-
Allowance for PCI loans to carrying value	-	-	-	-	-	-
Loans with general allowance:
Principal balance of loans	2,280,714	1,571,486	2,467,714	101,545	2,031,164	8,452,623
Allowance for loan and lease losses	13,291	32,261	54,145	12,330	60,792	172,819
Allowance for loan and lease losses to principal
balance	0.58%	2.05%	2.19%	12.14%	2.99%	2.04%
Total loans held for investment:
Principal balance of loans	$2,795,159	$1,813,930	$2,647,478	$148,266	$2,062,268	$9,467,101
Allowance for loan and lease losses	29,755	48,578	76,890	21,292	64,662	241,177
Allowance for loan and lease losses to principal
balance (1)	1.06%	2.68%	2.90%	14.36%	3.14%	2.55%

	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total

As of December 31, 2013
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$220,428	$69,484	$32,418	$15,120	$4,035	$341,485

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	190,566	149,888	154,686	57,597	24,890	577,627
Allowance for loan and lease losses	18,125	32,189	26,686	22,144	3,457	102,601
Allowance for loan and lease losses to principal
balance	9.51%	21.48%	17.25%	38.45%	13.89%	17.76%

PCI loans:
Carrying value of PCI loans	-	-	-	-	4,791	4,791
Allowance for PCI loans	-	-	-	-	-	-
Allowance for PCI loans to carrying value	-	-	-	-	-	-

Loans with general allowance:
Principal balance of loans	2,138,014	1,604,236	2,841,218	95,996	2,032,803	8,712,267
Allowance for loan and lease losses	14,985	40,949	58,609	13,670	55,044	183,257
Allowance for loan and lease losses to principal
balance	0.70%	2.55%	2.06%	14.24%	2.71%	2.10%

Total loans held for investment:
Principal balance of loans	$2,549,008	$1,823,608	$3,028,322	$168,713	$2,066,519	$9,636,170
Allowance for loan and lease losses	33,110	73,138	85,295	35,814	58,501	285,858
Allowance for loan and lease losses to principal
balance (1)	1.30%	4.01%	2.82%	21.23%	2.83%	2.97%

__________
(1)

Loans used in the denominator include PCI loans of $105.6 million and $4.8 million as of June 30, 2014 and December 31, 2013, respectively. However, the Corporation separately tracks and reports PCI loans and excludes these loans from non-performing loans, impaired loans, TDRs and non-performing assets statistics.

The following tables show the activity for impaired loans held for investment and the related specific reserve during the quarter and six-month period ended June 30, 2014:

	Quarter Ended	Six-month period ended
	June 30, 2014
	(In thousands)
Impaired Loans:
Balance at beginning of period	$879,388	$919,112
Loans determined impaired during the period	98,966	153,243
Net charge-offs	(32,646)	(64,685)
Increase to impaired loans - additional disbursements	294	919
Foreclosures	(4,134)	(8,140)
Loans no longer considered impaired	(14,003)	(17,731)
Paid in full or partial payments	(19,007)	(73,860)
Balance at end of period	$908,858	$908,858

	June 30, 2014
	(In thousands)
Specific Reserve:
Balance at beginning of period	$85,016	$102,601
Provision for loan losses	15,988	30,442
Net charge-offs	(32,646)	(64,685)
Balance at end of period	$68,358	$68,358

Credit Quality

    As of June 30, 2014, total non-performing assets were $757.3 million, an increase of $31.9 million from December 31, 2013.  Total non-performing loans, including non-performing loans held for sale, increased by $69.0 million, or 13%, from December 31, 2013.  The increase was primarily reflected in the non-performing commercial mortgage and commercial and industrial loan portfolios, driven by the inflow of three large commercial relationships totaling $83.8 million.  An increase in the specific reserve related to these collateral dependent loans was not necessary in the first half of 2014.  In addition, the non-performing residential mortgage loan portfolio increased by a net $14.0 million.  While inflows to non-performing status decreased the amount of loans restored to accrual status also decreased, when compared to the fourth quarter of 2013. The increases were partially offset by a $20.0 million decrease in non-performing construction loans, mainly driven by the restoration to accrual status of a $10.7 million loan that is current in payments and deemed collectible, and loans paid off in Florida and foreclosures.

The level of adversely classified commercial and construction loans, including non-performing loans held for sale, decreased by $16.6 million to $661.2 million, or a 2% decrease, compared to the balance as of December 31, 2013, driven by certain loans paid off in both Puerto Rico and the United States, and the upgrade of the $10.7 million construction loan in Puerto Rico restored to accrual status during the second quarter. Inflows of non-performing loans held for investment decreased by $29.2 million, or 11%, compared to inflows in the first half of 2014.  The decrease was primarily reflected in the commercial mortgage and residential mortgage loan portfolios. The net charge-off activity decreased to $103.3 million in the first half of 2014, compared to net charge-offs of $333.0 million for the same period in 2013.  The fair value adjustments related to mortgage loans acquired from Doral in 2014 and the bulk sales of assets and the transfer of certain loans to held for sale in 2013 added $6.9 million and $232.4 million in charge-offs in the first half of 2014 and 2013, respectively. Adjusted net charge-offs, excluding the impact of charge-offs resulting from the Doral transaction, the bulk sales of assets and the transfer of loans to held for sale, amounted to $96.4 million, or an annualized 2.01% of average loans, a decrease of $4.2 million compared to the first half of 2013, mainly reflecting the impact in 2013 of a $25.4 million charge-off related to a single commercial relationship restructured through a loan split.  The OREO portfolio decreased by $38.4 million from December 31, 2013, driven by sales of $38.6 million and adjustments to value of $13.1 million, partially offset by additions.  Given the prolonged recession and uncertainties in the economic environment in Puerto Rico, the Corporation continued to face pressures related to its non-performing loans and charge-off levels.  The Corporation continues to emphasize its loan resolution and liquidation strategies.

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

PCI Loans — PCI loans were recorded at fair value at acquisition. Since the initial fair value of these loans included an estimate of credit losses expected to be realized over the remaining lives of the loans, the subsequent accounting for PCI loans differs from the accounting for non-PCI loans. The Corporation, therefore, separately tracks and reports PCI loans and excludes these from its non-performing loans, impaired loans, Troubled Debt Restructurings (“TDRs”), and non-performing assets statistics.

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

Other Real Estate Owned

OREO acquired in settlement of loans is carried at the lower of cost (carrying value of the loan) or fair value less estimated costs to sell the real estate. Appraisals are obtained periodically, generally, on an annual basis.

Other Repossessed Property

The other repossessed property category generally includes repossessed boats and autos acquired in settlement of loans. Repossessed boats and autos are recorded at the lower of cost or estimated fair value.

Past Due Loans 90 days and still accruing

These are accruing loans that are contractually delinquent 90 days or more. These past due loans are either current as to interest but delinquent as to the payment of principal or are insured or guaranteed under applicable FHA and VA programs.  Also includes PCI loans with individual delinquencies over 90 days, primarily related to mortgage loans acquired from Doral.

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

The following table presents non-performing assets as of the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2014	2013

Non-performing loans held for investment:
Residential mortgage	$175,404	$161,441
Commercial mortgage	166,218	120,107
Commercial and Industrial	143,669	114,833
Construction	38,830	58,866
Finance leases	3,414	3,082
Consumer	37,096	37,220
Total non-performing loans held for investment	$564,631	$495,549
OREO	121,842	160,193
Other repossessed property	16,114	14,865
Total non-performing assets, excluding loans held for sale	$702,587	$670,607

Non-performing loans held for sale	54,755	54,801
Total non-performing assets, including loans held for sale (1)	$757,342	$725,408

Past due loans 90 days and still accruing (2) (3)	$143,916	$120,082
Non-performing assets to total assets	6.05%	5.73%
Non-performing loans held for investment to total loans held for investment	5.96%	5.14%
Allowance for loan and lease losses	$241,177	$285,858
Allowance to total non-performing loans held for investment	42.71%	57.69%
Allowance to total non-performing loans held for investment,
excluding residential real estate loans	61.96%	85.56%

___________
(1)

Purchased credit impaired loans accounted for under ASC 310-30 of $105.6 million and $4.8 million as of June 30, 2014 and December 31, 2013, respectively, are excluded and not considered non-performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

(2)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $40.3 million of  residential mortgage loans insured by the FHA or guaranteed by the VA that are over 18 months delinquent, and are no longer accruing interest as of June 30, 2014.

(3)

Amount includes purchased credit impaired loans with individual delinquencies over 90 days and still accruing with a carrying value as of June 30, 2014 of approximately $12.1 million, primarily related to loans acquired from Doral.

The following table shows non-performing assets by geographic segment:

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Puerto Rico:
Non-performing loans held for investment:
Residential mortgage	$149,946	$139,771
Commercial mortgage	142,417	101,255
Commercial and Industrial	137,046	109,224
Construction	30,229	43,522
Finance leases	3,414	3,082
Consumer	34,768	34,660
Total non-performing loans held for investment	497,820	431,514

OREO	101,051	123,851
Other repossessed property	16,056	14,806
Total non-performing assets, excluding loans held for sale	$614,927	$570,171
Non-performing loans held for sale	14,750	14,796
Total non-performing assets, including loans held for sale (1)	$629,677	$584,967
Past due loans 90 days and still accruing (2)	$139,173	$118,097

Virgin Islands:
Non-performing loans held for investment:
Residential mortgage	$12,797	$8,439
Commercial mortgage	7,708	6,827
Commercial and Industrial	6,623	5,609
Construction	8,442	11,214
Consumer	876	514
Total non-performing loans held for investment	36,446	32,603

OREO	14,597	14,894
Other repossessed property	-	5
Total non-performing assets, excluding loans held for sale	$51,043	$47,502
Non-performing loans held for sale	40,005	40,005
Total non-performing assets, including loans held for sale	$91,048	$87,507
Past due loans 90 days and still accruing	$4,743	$1,985

United States:
Non-performing loans held for investment:
Residential mortgage	$12,661	$13,231
Commercial mortgage	16,093	12,025
Construction	159	4,130
Consumer	1,452	2,046
Total non-performing loans held for investment	30,365	31,432

OREO	6,194	21,448
Other repossessed property	58	54
Total non-performing assets, excluding loans held for sale	$36,617	$52,934
Non-performing loans held for sale	-	-
Total non-performing assets, including loans held for sale	$36,617	$52,934

____________
(1)

Purchased credit impaired loans accounted for under ASC 310-30 of $105.6 million and $4.8 million as of June 30, 2014 and December 31, 2013, respectively, are excluded and not considered non-performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

(2)

Amount includes purchased credit impaired loans with individual delinquencies over 90 days and still accruing with a carrying value as of June 30, 2014 of approximately $12.1 million, primarily related to loans acquired from Doral.

Total non-performing loans, including non-performing loans held for sale, were $619.4 million as of June 30, 2014.  This represents an increase of $69.0 million, or 13%, from $550.4 million as of December 31, 2013.  The increase was primarily reflected in the non-performing commercial mortgage and commercial and industrial loan portfolios, driven by the inflow of three large commercial relationships totaling $83.8 million.

Non-performing commercial mortgage loans, including non-performing commercial mortgage loans held for sale, increased by $46.1 million, or 36%, from December 31, 2013. The increase was primarily driven by the inflow of two large relationships totaling $53.1 million in Puerto Rico. The inflow of these collateral dependent loans did not require an increase in the related specific reserve assigned to this loan.  In addition, there were inflows of three loans in Florida totaling $4.1 million.  These increases were partially offset by charge-offs, including charge-offs of $13.4 million on two commercial mortgage relationships in Puerto Rico.  Non-performing commercial mortgage loans increased by $41.2 million, $4.1 million, and $0.9 million in Puerto Rico, the United States, and the Virgin Islands, respectively, from December 31, 2013 levels.  Total inflows of non-performing commercial mortgage loans of $68.1 million during the first half of 2014 decreased by $29.7 million compared to $97.9 million for the same period in 2013.

Non-performing C&I loans increased by $28.8 million compared to December 31, 2013, driven by the inflow of a $21.2 million loan in Puerto Rico, and inflows of seven loans individually in excess of $2 million totaling $33.1 million, also in Puerto Rico.  This was partially offset by charge-offs and principal repayments, including charge-offs amounting to $22.1 million related to nine collateral dependent loans in Puerto Rico. Total inflows of non-performing C&I loans increased to $75.2 million during the first half of 2014 compared to inflows of $26.9 million for the same period in 2013.

Non-performing construction loans, including non-performing construction loans held for sale, decreased by $20.0 million, or 19%, from December 31, 2013, primarily reflecting the restoration to accrual status of a $10.7 million loan in Puerto Rico that is current in payments and deemed collectible, two loans paid off in the United States totaling $4.1 million, a $1.7 million loan transferred to the OREO portfolio in the Virgin Islands, and a loan of $1.0 million paid off in Puerto Rico.  The inflows of non-performing construction loans of $1.9 million during the first half of 2014 decreased compared to inflows of $16.9 million for the same period in 2013.

The following table presents the activity of commercial and construction non-performing loans held for investment:

	Commercial Mortgage	Commercial & Industrial	Construction

(In thousands)
Quarter ended June 30, 2014
Beginning balance	$145,535	$113,996	$50,387
Plus:
Additions to non-performing	36,039	54,557	1,791
Less:
Non-performing loans transferred to REO	(575)	(2,041)	(45)
Non-performing loans charged-off	(13,422)	(12,449)	(2,509)
Loans returned to accrual status/loan collections	(1,359)	(10,394)	(10,794)
Ending balance	$166,218	$143,669	$38,830

	Commercial Mortgage	Commercial & Industrial	Construction

(In thousands)
Six-Month Period Ended June 30, 2014
Beginning balance	$120,107	$114,833	$58,866
Plus:
Additions to non-performing	68,123	75,212	1,902
Less:
Non-performing loans transferred to REO	(806)	(2,041)	(2,219)
Non-performing loans charged-off	(19,232)	(26,871)	(3,380)
Loans returned to accrual status/loan collections	(3,149)	(16,289)	(16,339)
Reclassification	1,175	(1,175)	-
Ending balance	$166,218	$143,669	$38,830

Non-performing commercial and construction loans held for sale remained flat at $54.8 million as of June 30, 2014.

Total non-performing commercial and construction loans, including non-performing loans held for sale, with a book value of $403.5 million as of June 30, 2014 are being carried at 59.9% of unpaid principal balance, net of reserves and accumulated charge-offs.

Non-performing residential mortgage loans increased by $14.0 million, or 9%, from December 31, 2013.  The increase was mainly driven by inflows of $64.9 million during the first half of 2014, partially offset by loans brought current, foreclosures, and charge-offs.  The inflows of non-performing residential mortgage loans of $64.9 million during the first half of 2014 decreased compared to inflows of $101.4 million for the same period in 2013. Most of the loans included in the bulk sale of non-performing residential assets that was completed in the second quarter of 2013 were at a late stage of the foreclosure process; thus, foreclosures and charge-offs that in the past offset the inflows of loans to non-performing status significantly decreased since the completion of the bulk sale. Approximately $106.2 million, or 61% of total non-performing residential mortgage loans, have been written down to their net realizable value.

The following table presents the activity of residential non-performing loans held for investment:

	Quarter Ended	Six-Month Period Ended
	June 30, 2014
	(In thousands)

Beginning balance	$172,796	$161,441
Plus:
Additions to non-performing	29,981	64,864
Less:
Non-performing loans transferred to REO	(1,083)	(3,051)
Non-performing loans charged-off	(3,965)	(9,187)
Loans returned to accrual status/loan collections	(22,325)	(38,663)
Ending balance	$175,404	$175,404

The amount of non-performing consumer loans, including finance leases, showed a $0.2 million increase during the first half of 2014.  The inflows of non-performing consumer loans of $34.2 million increased by $3.7 million compared to inflows of $30.5 million for the same period in 2013.

As of June 30, 2014, approximately $201.5 million of the loans placed in non-accrual status, mainly construction and commercial loans, were current, or had delinquencies of less than 90 days in their interest payments, including $85.5 million of TDRs maintained in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability. Collections on these loans are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

During the six-month period ended June 30, 2014, interest income of approximately $2.9 million related to non-performing loans with a carrying value of $360.3 million as of June 30, 2014, mainly non-performing construction and commercial loans, was applied against the related principal balances under the cost-recovery method.

      The allowance to non-performing loans held for investment ratio as of June 30, 2014 was 42.71%, compared to 57.69% as of December 31, 2013. As of June 30, 2014, approximately $194.0 million, or 34.35%, of total non-performing loans are carried at their net realizable value, as shown in the following table:

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	C&I Loans	Construction Loans	Consumer and Finance Leases	Total
As of June 30, 2014
Non-performing loans held for investment
charged-off to realizable value	$106,155	$44,368	$39,070	$3,048	$1,318	$193,959
Other non-performing loans held
for investment	69,249	121,850	104,599	35,782	39,192	370,672
Total non-performing loans held
for investment	$175,404	$166,218	$143,669	$38,830	$40,510	$564,631

Allowance to non-performing loans held for
investment	16.96%	29.23%	53.52%	54.83%	159.62%	42.71%
Allowance to non-performing loans held for
investment, excluding non-performing loans
charged-off to realizable value	42.97%	39.87%	73.51%	59.50%	164.99%	65.06%

As of December 31, 2013
Non-performing loans held for investment
charged-off to realizable value	$100,181	$32,961	$29,769	$11,603	$1,192	$175,706
Other non-performing loans held
for investment	61,260	87,146	85,064	47,263	39,110	319,843
Total non-performing loans held
for investment	$161,441	$120,107	$114,833	$58,866	$40,302	$495,549

Allowance to non-performing loans held for
investment	20.51%	60.89%	74.28%	60.84%	145.16%	57.69%
Allowance to non-performing loans held for
investment, excluding non-performing loans
charged-off to realizable value	54.05%	83.93%	100.27%	75.78%	149.58%	89.37%

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans in the U.S. mainland fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of June 30, 2014, the Corporation’s total TDR loans held for investment of $628.2 million consisted of $342.9 million of residential mortgage loans, $103.5 million of commercial and industrial loans, $137.6 million of commercial mortgage loans, $17.0 million of construction loans, and $27.2 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $0.4 million as of June 30, 2014.

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

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification. As of June 30, 2014, we classified an additional $8.2 million of residential mortgage loans as TDRs that were participating in or had been offered a trial modification.

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

The following table provides a breakdown between accrual and nonaccrual status of TDRs:

(In thousands)	June 30, 2014

	Accrual	Nonaccrual (1)(2)	Total TDRs

Non-FHA/VA Residential Mortgage loans	$256,948	$85,964	$342,912
Commercial Mortgage Loans	77,795	59,824	137,619
Commercial and Industrial Loans	53,249	50,289	103,538
Construction Loans:
Land	811	2,425	3,236
Construction-commercial	-	3,848	3,848
Construction-residential	3,301	6,588	9,889
Consumer Loans - Auto	8,847	5,263	14,110
Finance Leases	2,060	102	2,162
Consumer Loans - Other	8,859	2,060	10,919
Total Troubled Debt Restructurings	$411,870	$216,363	$628,233

(1)

Included in non-accrual loans are $85.5 million in loans that are performing under the terms of the restructuring agreement but are reported  in non-accrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability.

(2)	Excludes non-accrual TDRs held for sale with a carrying value of $45.8 million as of June 30, 2014.

The OREO portfolio, which is part of non-performing assets, decreased by $38.4 million. The following table shows the activity during the six-month period ended June 30, 2014 of the OREO portfolio by geographic region and type of property:

(In thousands)	As of June 30, 2014
	Puerto Rico			Virgin Islands			Florida			Consolidated
	Residential	Commercial	Construction	Residential	Commercial	Construction	Residential	Commercial	Construction
Beginning Balance	$34,875	$72,845	$16,131	$2,184	$2,002	$10,708	$3,227	$15,625	$2,596	$160,193
Additions	6,987	2,866	426	322	113	1,794	760	-	-	13,268
Sales	(9,738)	(6,749)	(4,803)	(400)	(1,829)	-	(1,158)	(13,321)	(570)	(38,568)
Fair value
adjustments	(3,776)	(7,143)	(870)	(176)	(55)	(66)	(102)	(560)	(303)	(13,051)
Ending balance	$28,348	$61,819	$10,884	$1,930	$231	$12,436	$2,727	$1,744	$1,723	$121,842

Net Charge-offs and Total Credit Losses

Total net charge-offs for the first half of 2014 were $103.3 million, or 2.15% of average loans on an annualized basis, compared to net charge-offs of $333.0 million, or an annualized 6.69%, for the same period in 2013.  The fair value adjustments related to mortgage loans acquired from Doral in 2014 and the bulk sales of assets and the transfer of certain loans to held for sale in 2013 added $6.9 million and $232.4 million in charge-offs in the first half of 2014 and 2013, respectively. Adjusted net charge-offs, excluding the impact of charge-offs resulting from the Doral transaction, the bulk sales of assets and the transfer of loans to held for sale, amounted to $96.4 million, or an annualized 2.01% of average loans, a decrease of $4.2 million compared to the first half of 2013, mainly reflecting the impact in 2013 of a $25.4 million charge-off related to a single commercial relationship restructured through a loan split.

C&I loans net charge-offs in the first half of 2014 totaled $40.8 million, or an annualized 2.80% of related average loans, compared to $90.3 million, or an annualized 5.93%, for the first half of 2013.  C&I loans net charge-offs in the first quarter of 2014 included $6.9 million associated with the acquisition of mortgage loans from Doral and net charge-offs in the first half of 2013 included $44.7 million of charge-offs related to the bulk sales.  Excluding the impact of charge-offs related to the acquisition of mortgage loans from Doral and the bulk sales, C&I net charge-offs for the first half of 2014 were $11.7 million lower than in the same period in 2013.  Substantially all of the charge-offs recorded in the first half of 2014 were in Puerto Rico, including individual charge-offs in excess of $2 million associated with four collateral dependent loans in Puerto Rico totaling $15.3 million and a $7.0 million charge-off associated with a $37.0 million adversely classified loan paid off in Puerto Rico.

Commercial mortgage loans net charge-offs in the first half of 2014 were $14.9 million, or an annualized 1.63% of related average loans, compared to $59.3 million, or an annualized 6.75%, for the first half of 2013.  Commercial mortgage loans net charge-offs in the first half of 2013 included $54.6 million of charge-offs related to the bulk sale and the transfer of loans to held for sale in 2013.  Excluding the impact of charge-offs related to the bulk sale and the transfer of loans to held for sale, commercial mortgage loans net charge-offs for the first half of 2014 were $10.2 million higher than in the same period in 2013.  Commercial mortgage loans net charge-offs in the first half of 2014 were primarily in Puerto Rico, including $15.5 million on three relationships, partially offset by a $4.1 million recovery on a restructured comercial mortgage loan paid-in full in the United States.

Construction loans net charge-offs in the first half of 2014 were $3.0 million, or an annualized 2.85% of related average loans, compared to $40.9 million, or an annualized 26.33%, for the first half of 2013.  Construction loans net charge-offs in the first half of 2013 included $34.2 million of charge-offs related to the bulk sale and the transfer of loans to held for sale. Excluding the impact of charge-offs related to the bulk sale and the transfer of loans to held for sale, construction net charge-offs for the first half of 2014 were $3.7 million lower than in the same period in 2013.

Residential mortgage loans net charge-offs in the first half of 2014 were $11.0 million, or an annualized 0.85% of related average loans, compared to $115.0 million, or an annualized 8.19%, for the first half of 2013.  Residential mortgage loans net charge-offs in the first half of 2013 included $99.0 million of charge-offs related to the bulk sales.  Excluding the impact of charge-offs related to the bulk sales, residential mortgage loans net charge-offs for the first half of 2014 were $5.0 million lower than in the same period in 2013 mainly due to a reduced amount of impaired loans after the bulk sale completed in the second quarter of 2013.

 Approximately $9.0 million in charge-offs for the first half of 2014 resulted from valuations for impairment purposes of residential mortgage loans considered homogeneous given high delinquency and loan-to-value levels, compared to $8.6 million in the first half of 2013.  Net charge-offs on residential mortgage loans also included $1.6 million related to foreclosures, compared to $5.4 million in the first half of 2013.

Net charge-offs of consumer loans and finance leases in the first half of 2014 were $33.6 million, or an annualized 3.25% of related average loans, compared to $27.4 million, or an annualized 2.71% of average loans, in the first half of 2013.  The increase is mainly attributable to the auto loan portfolio.

The following table presents annualized net charge-offs (recoveries) to average loans held-in-portfolio:

	Quarter Ended		Six-Month Period Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Residential mortgage loans (1)	0.71%	14.78%	0.85%	8.19%
Commercial mortgage (2)	2.00%	0.79%	1.63%	6.75%
Commercial and industrial (3) (4)	2.69%	0.72%	2.80%	5.93%
Construction loans (5)	5.25%	3.43%	2.85%	26.33%
Consumer loans (6) (7)	3.27%	2.83%	3.25%	2.71%
Total loans (8) (9)	2.19%	5.25%	2.15%	6.69%
_______________
(1)

For the quarter and six-month period ended June 30, 2013, includes net charge-offs totaling $97.9 million and $99.0 million, respectively, associated with the bulk sales of assets. For the quarter and six-month period ended June 30, 2013, the ratio of residential mortgage net-charge offs to average loans, excluding charge-offs associated with the bulk loan sale, was 0.84% and 1.23%, respectively.

(2)

For the six-month period ended June 30, 2013, includes net charge-offs of $54.6 million associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale in the first quarter of 2013. The ratio of commercial mortgage net-charge offs to average loans, excluding charge-offs associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale, was 0.56%.

(3)

For the quarter and six-month period ended June 30, 2014, includes net charge-offs totaling $6.9 million associated with the acquisition of mortgage loans from Doral. The ratio of commercial and industrial net charge-offs to average loans, excluding charge-offs associated with the acquisition of mortgage loans from Doral, was 1.81% and 2.49%, respectively.

(4)

For the six-month period ended June 30, 2013, includes net charge-offs totaling $44.7 million associated with the bulk sale of adversely classified commercial assets. The ratio of commercial and industrial net-charge offs to average loans, excluding charge-offs associated with the bulk sale of adversely classified commercial assets, was 3.05%.

(5)

For the quarter and six-month period ended June 30, 2013, includes net charge-offs totaling $31 thousand and $34.2 million, respectively, associated with the bulk sales of assets. For the quarter and six-month period ended June 30, 2013, the ratio of construction net-charge offs to average loans, excluding charge-offs associated with the bulk loan sales and the transfer of loans to held for sale, was 3.39% and 5.34%, respectively.

(6)	Includes lease financing.
(7)	Loans used in the denominator calculating the ratio include PCI loans.
(8)

For the quarter and six-month period ended June 30, 2014, includes net charge-offs totaling $6.9 million associated with the acquisition of mortgage loans from Doral. The ratio of commercial and industrial net charge-offs to average loans, excluding charge-offs associated with the acquisition of mortgage loans from Doral, was 1.90% and 2.01%, respectively.

(9)

For the quarter and six-month period ended June 30, 2013, includes net charge-offs totaling $98.0 and $232.4 million, respectively, associated with the bulk loan sales and the transfer of loans to held for sale. For the quarter and six-month period ended June 30, 2013, the ratio of total net-charge offs to average loans, excluding charge-offs associated with the bulk loan sales and the transfer of loans to held for sale, was 1.29% and 2.11%, respectively.

The above ratios are based on annualized charge-offs and are not necessarily indicative of the results expected for the entire year or in subsequent periods.

The following table presents annualized net charge-offs (recoveries) to average loans held-in-portfolio by geographic segment:

	Quarter Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
PUERTO RICO:
Residential mortgage (1)	0.95%	18.03%	1.11%	10.00%
Commercial mortgage (2)	3.55%	1.03%	2.56%	8.69%
Commercial and Industrial (3) (4)	3.07%	0.76%	3.17%	6.26%
Construction (5)	9.56%	1.98%	4.84%	24.44%
Consumer and finance leases	3.42%	2.90%	3.37%	2.77%
Total loans (6) (7)	2.80%	5.76%	2.64%	7.23%
VIRGIN ISLANDS:
Residential mortgage (8)	0.00%	6.91%	0.11%	3.49%
Commercial mortgage	0.00%	0.00%	0.20%	0.00%
Commercial and Industrial	0.10%	0.00%	0.11%	2.06%
Construction (9)	0.54%	1.08%	2.16%	34.88%
Consumer and finance leases	0.27%	0.49%	0.40%	0.49%
Total loans (10)	0.10%	3.95%	0.36%	6.72%
FLORIDA:
Residential mortgage (11)	-0.02%	0.24%	0.05%	0.46%
Commercial mortgage (12)	-4.34%	-0.02%	-2.28%	-0.02%
Commercial and Industrial	0.00%	0.43%	0.00%	0.28%
Construction (13)	-0.35%	18.29%	-3.80%	10.43%
Consumer and finance leases (14)	-1.32%	2.36%	0.14%	2.17%
Total loans (15)	-1.63%	0.91%	-0.89%	0.62%

__________
(1)

For the second quarter and six-month period ended June 30, 2013, includes net charge-offs totaling $91.9 million and $92.9 million, respectively, associated with the bulk loan sales. For the second quarter and six-month period ended June 30, 2013, the ratio of residential mortgage net-charge offs to average loans in Puerto Rico, excluding charge-offs associated with the bulk sales, was 1.02% and 1.52%, respectively.

(2)

For the six-month period ended June 30, 2013, includes net charge-offs totaling $54.6 million associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale. For the six-month period ended June 30, 2013, the ratio of commercial mortgage net-charge offs to average loans in Puerto Rico, excluding charge-offs associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale, was 0.74%.

(3)

For the quarter and six-month period ended June 30, 2014, includes net charge-offs totaling $6.9 million associated with the acquisition of mortgage loans from Doral. The ratio of commercial and industrial net charge-offs to average loans in Puerto Rico, excluding charge-offs associated with the acquisition of mortgage loans from Doral, was 0.99% and 2.85%, respectively.

(4)

For the six-month period ended June 30, 2013, includes net charge-offs totaling $44.7 million associated with the bulk sale of adversely classified commercial assets. For the six-month period ended June 30, 2013, the ratio of commercial and industrial net-charge offs to average loans in Puerto Rico, excluding charge-offs associated with the bulk sale of adversely classified commercial assets, was 3.18%.

(5)

For the six-month period ended June 30, 2013, includes net charge-offs totaling $19.0 million associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale. For the six-month period ended June 30, 2013, the ratio of construction net-charge offs to average loans in Puerto Rico, excluding charge-offs associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale, was 7.60%.

(6)

For the quarter and six-month period ended June 30, 2014, includes net charge-offs totaling $6.9 million associated with the acquisition of mortgage loans from Doral. The ratio of total net charge-offs to average loans in Puerto Rico, excluding charge-offs associated with the acquisition of mortgage loans from Doral for each of the quarter and six-month period ended June 30, 2014, was 2.46%.

(7)

For the second quarter and six-month period ended June 30, 2013, includes net charge-offs totaling $91.9 million and $211.2 million, respectively, associated with the bulk loan sales and the transfer of loans to held for sale. For the quarter and six-month period ended June 30, 2013, the ratio of total net-charge offs to average loans in Puerto Rico, excluding charge-offs associated with the bulk loan sales and the transfer of loans to held for sale, was 1.40% and 2.37%, respectively.

(8)

For the second quarter and six-month period ended June 30, 2013, includes net charge-offs totaling $6.1 million associated with the bulk sale of non-performing residential assets. For the second quarter and six-month period ended June 30, 2013, the ratio of residential mortgage net-charge offs to average loans in the Virgin Islands, excluding charge-offs associated with the bulk sale of non-performing residential assets, was 0.35% and 0.26%, respectively.

(9)

For the second quarter and six-month period ended June 30, 2013, includes net charge-offs totaling $31 thousand and $15.2 million, respectively, associated with the bulk loan sales and the transfer of loans to held for sale. For the second quarter and six-month period ended June 30, 2013, the ratio of construction loans net-charge offs to average loans in the Virgin Islands, excluding charge-offs associated with the bulk loan sales and the transfer of loans to held for sale, was 0.93% and 0.42%, respectively.

(10)

For the second quarter and six-month period ended June 30, 2013, includes net charge-offs totaling $6.1 million and $21.3 million, respectively, associated with the bulk loan sales and the transfer of loans to held for sale. For the second quarter and six-month period ended June 30, 2013, the ratio of total net-charge offs to average loans in the Virgin Islands, excluding charge-offs associated with the bulk loan sales and the transfer of loans to held for sale, was 0.34% and 0.57%, respectively.

(11)	For the second quarter of 2014, recoveries in residential mortgage loans in Florida exceeded charge-offs.
(12)	For second quarter and six-month period ended June 30, 2014 and 2013, recoveries in commercial mortgage loans in Florida exceeded charge-offs.
(13)	For the second quarter and six-month period ended June 30, 2014, recoveries in construction loans in Florida exceeded charge-offs.
(14)	For the second quarter of 2014, recoveries in consumer and finance leases in Florida exceeded charge-offs.
(15)	For the second quarter and six-month period ended June 30, 2014, recoveries in total loans in Florida exceeded charge-offs.

    Total credit losses (equal to net charge-offs plus losses on OREO operations) for the first half of 2014 amounted to $116.0 million, or 2.37% on an annualized basis to average loans and repossessed assets in contrast to credit losses of $355.1 million, or a loss rate of 7.00%, for the same period in 2013, including the results of the bulk sales.

The following table presents a detail of the OREO inventory and credit losses for the periods indicated:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
OREO
REO balances, carrying value:
Residential	$33,005	$47,824	$33,005	$47,824
Commercial	63,794	56,208	63,794	56,208
Construction	25,043	35,225	25,043	35,225
Total	$121,842	$139,257	$121,842	$139,257
OREO activity (number of properties):
Beginning property inventory,	500	720	496	716
Properties acquired	28	112	97	231
Properties disposed	(60)	(299)	(125)	(414)
Ending property inventory	468	533	468	533
Average holding period (in days)
Residential	540	280	540	280
Commercial	448	352	448	352
Construction	744	355	744	355
	534	328	534	328
OREO operations (loss) gain:
Market adjustments and (losses) gain on sale:
Residential	$(1,308)	$(4,253)	$(3,181)	$(7,399)
Commercial	(3,547)	(1,859)	(5,804)	(3,011)
Construction	(87)	(5,122)	(537)	(6,314)
	(4,942)	(11,234)	(9,522)	(16,724)
Other OREO operations expenses	(1,836)	(3,595)	(3,093)	(5,415)
Net Loss on OREO operations	$(6,778)	$(14,829)	$(12,615)	$(22,139)
CHARGE-OFFS
Residential charge-offs, net	(4,687)	(103,418)	(11,040)	(114,998)
Commercial charge-offs, net	(28,162)	(8,773)	(55,733)	(149,638)
Construction charge-offs, net	(2,606)	(2,368)	(2,959)	(40,883)
Consumer and finance leases charge-offs, net	(16,890)	(14,389)	(33,608)	(27,435)
Total charge-offs, net	(52,345)	(128,948)	(103,340)	(332,954)
TOTAL CREDIT LOSSES (1)	$(59,123)	$(143,777)	$(115,955)	$(355,093)
LOSS RATIO PER CATEGORY (2)
Residential	0.90%	15.01%	1.08%	8.51%
Commercial	2.68%	0.89%	2.55%	6.27%
Construction	4.72%	9.44%	3.05%	27.58%
Consumer	3.24%	2.81%	3.22%	2.69%
TOTAL CREDIT LOSS RATIO (3)	2.44%	5.75%	2.37%	7.00%

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

Concentration Risk

The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. However, the Corporation has diversified its geographical risk as evidenced by its operations in the Virgin Islands and in Florida. Of the total gross loans held for investment of $9.5 billion as of June 30, 2014, approximately 83% have credit risk concentration in Puerto Rico, 10% in the United States and 7% in the Virgin Islands.

Exposure to Puerto Rico Government

As of June 30, 2014, the Corporation had $385.3 million in credit facilities granted to the Puerto Rico Government, its municipalities and public corporations, of which $340.7 million was outstanding, compared to $397.8 million outstanding as of December 31, 2013. Approximately $205.7 million of the granted credit facilities outstanding consisted of loans to municipalities in Puerto Rico for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment.  Approximately $46.4 million consisted of loans to units of the central government, and approximately $88.6 million consisted of loans to public corporations. In addition, the Corporation had $200.2 million outstanding in financings to the hotel industry in Puerto Rico guaranteed by the TDF.

On June 28, 2014, the governor of Puerto Rico signed into law The Puerto Rico Public Corporations Debt Enforcement and Recovery Act (the “Recovery Act”) to provide a legislative framework for certain public corporations that are experiencing severe financial stress to address their financial obstacles through an orderly, statutory process that allows them to handle their debts, while ensuring the continuity of essential services to citizens and infrastructure upgrades. As of June 30, 2014, the Corporation had an exposure to public corporations covered by the Recovery Act amounting to $84.7 million, including a direct exposure of $75.0 million related to a line of credit extended to PREPA, which has priority over senior bonds and other debt of this entity.  On July 31, 2014, lenders, including FirstBank, who provide revolving lines of credit to PREPA to pay for purchased power, fuel and other expenses, agreed to not exercise remedies as a result of PREPA credit downgrades until August 14, 2014, unless otherwise extended by the parties, the second extension granted in July. As a result of the enactment of the Recovery Act, the most recent credit downgrades, the forbearance granted, and the risk of deterioration of the repayment prospects, the Corporation adversely classified its direct exposure to public corporations during the second quarter of 2014.

In addition, the Corporation had outstanding $61.1 million in obligations of the Puerto Rico government as part of its available-for-sale investment securities portfolio carried on its books at a fair value of $45.0 million as of June 30, 2014.  During the second quarter of 2014, the Corporation sold $4.6 million of Puerto Rico government agency bonds and received proceeds of $10.0 million from matured Puerto Rico government securities.

As of June 30, 2014, the Corporation had $252.5 million of public sector deposits in Puerto Rico, compared to $546.5 million as of December 31, 2013. Approximately 61% came from municipalities in Puerto Rico and 39% came from public corporations and the central government and agencies. As mentioned above, certain public corporations and agencies withdrew approximately $341.6 million during the second quarter.

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

Basis of Presentation

The Corporation has included in this Form 10-Q the following financial measures that are not recognized under generally accepted accounting principles, which are referred to as non-GAAP financial measures: (i) the calculation of net interest income, interest rate spread and net interest margin rate on a tax-equivalent basis and excluding changes in the fair value of derivative instruments; (ii) the calculation of the tangible common equity ratio and the tangible book value per common share; (iii) the Tier 1 common equity to risk-weighted assets ratio; and (iv) certain other financial measures adjusted to exclude the effect of the acquisition of mortgage loans from Doral in 2014 and the bulk sales of assets and the transfer of loans to held for sale in 2013. Investors should be aware that non-GAAP financial measures have inherent limitations and should be read only in conjunction with the Corporation’s consolidated financial data prepared in accordance with GAAP.

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

To supplement the Corporation’s financial statements presented in accordance with GAAP, the Corporation provides additional measures of provision for loan and lease losses, provision for loan and lease losses to net charge-offs, net charge-offs, and net charge-offs to average loans, that exclude the impact of the mortgage loans acquired from Doral in 2014 and the bulk sales of assets and the transfer of non-performing loans to held for sale in 2013.  In addition, the Corporation provides an additional measure of adjusted non-interest expenses.

Adjusted non-interest expenses excluded the expenses related to the acquisition of mortgage loans from Doral in 2014 and the bulk sales of assets completed in 2013.  Management believes that these non-GAAP measures enhance the ability of analysts and investors to analyze trends in the Corporation’s business and to better understand the performance of the Corporation. In addition, the Corporation may utilize these non-GAAP financial measures as a guide in its budgeting and long-term planning process. Any analysis of these non-GAAP financial measures should be used only in conjunction with results presented in accordance with GAAP.

Refer to Overview of Results of Operations discussion  above for the reconciliation of these non-GAAP financial measures to the GAAP financial measures, except for the reconciliation with respect to the non-GAAP financial measure “provision for loan and lease losses to net charge-offs ratio, excluding the impact of the mortgage loans acquired from Doral and the bulk sales of assets and loans transferred to held for sale” with the provision for loan losses to net charge-offs ratio calculated and presented in accordance with GAAP, which is set forth below:

	Provision for loan and lease losses to Net Charge-Offs
	(Non-GAAP to GAAP reconciliation)
	Quarter Ended		Six-Month Period Ended
	June 30, 2014		June 30, 2014
	Provision for Loan and Lease Losses	Net Charge-Offs	Provision for Loan and Lease Losses	Net Charge-Offs

Provision for loan and lease losses and net charge-offs,
excluding special items (Non-GAAP)	$25,316	$45,437	$57,231	96,432
Special Items:
Loss on acquisition of mortgage loans from Doral in full
satisfaction of secured borrowings owned by Doral to
FirstBank	1,428	6,908	1,428	6,908
Provision for loan and lease losses and net charge-offs
(GAAP)	$26,744	$52,345	$58,659	$103,340

Provision for loan and lease losses to net charge-offs,
excluding special items (Non-GAAP)	55.72%		59.35%
Provision for loan and lease losses to net charge-offs
(GAAP)	51.09%		56.76%

	Provision for loan and lease losses to Net Charge-Offs
	(Non-GAAP to GAAP reconciliation)
	Quarter Ended		Six-Month Period Ended
	June 30, 2013		June 30, 2013
	Provision for Loan and Lease Losses	Net Charge-Offs	Provision for Loan and Lease Losses	Net Charge-Offs

Provision for loan and lease losses and net charge-offs,
excluding special items (Non-GAAP)	$19,574	$30,976	$66,585	100,510
Special Items:
Bulk sales of assets and loans transferred to held for sale	67,890	97,972	132,002	232,444
Provision for loan and lease losses and net charge-offs
(GAAP)	$87,464	$128,948	$198,587	$332,954

Provision for loan and lease losses to net charge-offs,
excluding special items (Non-GAAP)	63.19%		66.25%
Provision for loan and lease losses to net charge-offs
(GAAP)	67.83%		59.64%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk to which the Corporation is exposed, see the information contained in “Part I – Item 2 -“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Control and Procedures

First BanCorp’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of First BanCorp.’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2014. Based on this evaluation, as of the end of the period covered by this Form10-Q, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico, which has endured a prolonged period of economic and fiscal challenges. Based on the first six months of fiscal year 2013-2014, the main economic indicators suggest that the Puerto Rico economy remains weak. According to the Puerto Rico Planning Board, the Commonwealth’s gross national product (“GNP”) contracted (in real terms) from 2006 through 2011, reflecting its first period of slight economic growth in 2012 and 2013 when GNP grew 0.9% and 0.3%, respectively. For the fiscal years ending June 30, 2014 and 2015, the Puerto Rico Planning Board projects a slight economic growth in real gross national product of 0.1% and 0.2%, respectively. This continued period of economic stagnation may have an adverse effect on employment and could have an adverse effect on Commonwealth tax revenues.

The Government has implemented a multi-year budget plan for reducing the deficit, as its access to the municipal bond market. Some of the measures implemented by the government include increasing corporate taxes and reforming the employee retirement systems of the Commonwealth. Since the government is an important source of employment in Puerto Rico, these measures had a temporary adverse effect on the island’s already weak economy.  The seasonally adjusted unemployment rate in Puerto Rico decreased to 13.1% in June 2014, compared to 13.7% a year ago. On July 1, 2014, the Governor of Puerto Rico signed a balanced budget for fiscal year 2015, the first balanced budget in more than a decade.  The budget allocates $4.9 billion for operational costs and calls for the fusion of several government agencies as a way to cut costs. The budget is down $205 million from last year’s budget.

The payroll non-farm employment decreased by 1.5% in June 2014, compared to June 2013. The economy of Puerto Rico is highly sensitive to global oil prices since the island does not have a significant mass transit system available to the public and most of its electricity is powered by oil, making it highly vulnerable to fluctuations in oil prices. A substantial increase in the price of oil could adversely impact the economy by reducing disposable income and increasing the operating costs for most businesses and government operations. Consumer spending is particularly sensitive to wide fluctuations in oil prices. Several bills have been filed at the Legislative Assembly that address energy costs in Puerto Rico. One bill supported by the Governor proposes to transform the Telecommunications Regulatory Board into the Energy and Telecommunications Commission, which will be responsible for all energy and telecommunications regulatory matters. This new entity would also be responsible for all tariff-related issues. Another bill recently approved by the Senate proposes the creation of a regulatory agency that will approve or reject energy rates for all energy producers in Puerto Rico and would be responsible for opening Puerto Rico’s energy market to competition. Both proposals are intended to substantially reduce Puerto Rico’s energy costs.

The decline in Puerto Rico’s economy since 2006 has resulted, among other things, in a decline in our loan originations, an increase in the level of our non-performing assets, loan loss provisions and charge-offs, particularly in our construction and commercial loan portfolios, an increase in the rate of foreclosure loss on mortgage loans, and a reduction in the value of our loan portfolio, all of which have adversely affected our profitability. Any further potential deterioration of economic activity could result in further adverse effects on our profitability.

On February 4, 2014, S&P downgraded the Commonwealth of Puerto Rico’s debt to BB+, one level below investment grade. S&P also downgraded to levels below investment grade the credit rating of the GDB and other government entities. On February 7, 2014, Moody’s downgraded the Commonwealth of Puerto Rico general obligation bonds to Ba2, two notches below investment grade. Moody’s also downgraded to Ba2 the Public Building Authority Bonds, the Pension Funding Bonds, the GDB senior notes, the Municipal Finance Authority Bonds, the Puerto Rico Infrastructure Finance Authority Special Tax Revenue Bonds, the Convention Center District Authority Hotel Occupancy Tax Revenue Bonds, the Puerto Rico Highway and Transportation Authority Transportation Revenue Bonds, various ratings of the Puerto Rico Aqueduct and Sewer Authority, and the Puerto Rico Electric Power Authority. In addition, the Puerto Rico Sales Tax Financing Corporation’s senior-lien bonds were downgraded by Moody’s to Baa1 from A2, retaining investment grade status. Following the downgrades by S&P and Moody’s, Fitch became the third agency to downgrade the Commonwealth of Puerto Rico debt to BB, two notches below investment grade.

As of June 30, 2014, the Corporation had $385.3 million in credit facilities granted to the Puerto Rico government, its municipalities and public corporations, of which $340.7 million was outstanding, compared to $397.8 million outstanding as of December 31, 2013. Approximately $205.7 million of the outstanding credit facilities consists of loans to municipalities in Puerto Rico. Municipal debt exposure is secured by ad valorem taxation without limitation as to rate or amount on all taxable property within the boundaries of each municipality. The good faith, credit, and unlimited taxing power of the applicable municipality have been pledged to the repayment of all outstanding bonds and notes. Approximately $46.4 million consists of loans to units of the central government, and approximately $88.6 million consists of loans to public corporations that receive revenues from the rates they charge for services or products, such as electric power services. Main public corporations have varying degrees of independence from the central government and many receive appropriations or other payments from the Puerto Rico’s government general fund. Debt issued by the central government can either carry the full faith, credit and taxing power of the Commonwealth of Puerto Rico or represent an obligation that is subject to annual budget appropriations. Furthermore, the Corporation had $200.2 million outstanding as of June 30, 2014 in financing to the hotel industry in Puerto Rico guaranteed by the Puerto Rico Tourism Development Fund. The TDF is a subsidiary of the GDB that works with private-sector financial institutions to structure financings for new hospitality projects.

On June 28, 2014, the governor of Puerto Rico signed into law The Puerto Rico Public Corporations Debt Enforcement and Recovery Act (the “Recovery Act”) to provide a legislative framework for certain public corporations that are experiencing severe financial stress to address their financial obstacles through an orderly, statutory process that allows them to handle their debts, while ensuring the continuity of essential services to citizens and infrastructure upgrades. As of June 30, 2014, the Corporation had an exposure to public corporations covered by the Recovery Act amounting to $84.7 million, including a direct exposure of $75.0 million related to a line of credit extended to PREPA, which has priority over senior bonds and other debt of this entity.  On July 31, 2014, lenders, including FirstBank, who provide revolving lines of credit to PREPA to pay for purchased power, fuel and other expenses, agreed to not exercise remedies as a result of PREPA credit downgrades until August 14, 2014, unless otherwise extended by the parties, the second extension granted in July. As a result of the enactment of the Recovery Act, the most recent credit downgrades, the forbearance granted, and the risk of deterioration of the repayment prospects, the Corporation adversely classified its direct exposure to public corporations during the second quarter of 2014.

In addition, as of June 30, 2014, the Corporation had outstanding $61.1 million in obligations of the Puerto Rico government, mainly bonds of the GDB and the Puerto Rico Building Authority, as part of its available-for-sale investment securities portfolio carried on its books at a fair value of $45.0 million.  In mid-August 2013, the 30-year general obligation bonds of the Puerto Rico government, which are widely held by mutual funds, carried a yield of about 7.1%, which increased during the latter part of the third quarter of 2013, surpassing 10% at one point in September amid a general run-up in interest rates and significant selling by investors after Detroit filed for the largest municipal bankruptcy in United States history. The debt carried a yield of approximately 8.18% as of June 30, 2014.

In July 2014, the Puerto Rico debt and the debt of certain public corporation were downgraded further into speculative grade by these credit agencies after the enactment of The Recovery Act. S&P now rates Puerto Rico’s general obligation bonds at BB, two notches below investment grade, Moody’s at B2 a highly speculative rate, and Fitch at BB-, three notches below investment grade. It is uncertain how the financial markets may react to any potential further rating downgrades of Puerto Rico’s debt obligation. However, further deterioration in the fiscal situation, could adversely affect the value of our portfolio of Puerto Rico government and agencies securities.

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

As of June 30, 2014, the Corporation had $252.6 million of Puerto Rico public sector deposits ($228.9 million in transactional accounts and $23.6 million in time deposits) compared to $546.5 million as of December 31, 2013. Approximately 61% came from municipalities in Puerto Rico and 39% came from public corporations and the central government and agencies.

In 2014, Act 24-2014 was approved by the Puerto Rico Legislature, seeking to further strengthen the liquidity of the GDB and the GDB’s oversight over public funds.  Among other measures, Act 24-2014 grants the GDB the ability to exercise additional oversight over certain public funds deposited at private financial institutions and grants the GDB the legal authority, subject to an entity’s ability to request waivers under certain specified circumstances, to require such public funds (other than funds of the Legislative Branch, the Judicial Branch, the University of Puerto Rico, governmental pension plans, municipalities and certain other independent agencies) to be deposited at the GDB, which is expected to result in a more efficient management of public resources in an effort to maximize liquidity and efficient use of public resources. The GDB expected to capture a portion of public funds deposited in private financial institutions. As anticipated, certain public corporations and agencies withdrew deposits with FirstBank of approximately $341.6 million during the second quarter of 2014. The Corporation will continue to focus on transactional accounts and capture deposits from entities excluded from Act 24-2014.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a)       In the first six months of 2014, the Corporation issued an aggregate of 4,597,121 shares of its common stock in exchange for an aggregate of 1,077,726 shares of the Corporation’s Series A through E Preferred Stock, having an aggregate liquidation value of $26.9 million. The shares of common stock were issued to the holders of the Series A through E Preferred Stock in separate and unrelated transactions in reliance upon the exemption set forth in Section 3(a)(9) of the Securities Act of 1933, as amended, for securities exchanged by an issuer with existing security holders where no commission or other remuneration is paid or given directly or indirectly by the issuer for soliciting such exchange. The shares of Preferred Stock exchanged by the holders were originally registered by the Corporation under the Securities Act of 1933, as amended.

b)       Not applicable.

c)       Purchase of equity securities by the issuer and affiliated purchases. The following table provides information relating to the Corporation’s purchases of shares of its common stock in the six-month period ended June 30, 2014.

				Maximum
			Total Number of	Number of Shares
			Shares Purchased	That May Yet be
		Average	as Part of Publicly	Purchased Under
	Total number of	Price	Announced Plans	These Plans or
Period	shares purchased (1)	Paid	Or Programs	Programs

January, 2014	6,859	$5.69	-	-
February, 2014	7,871	4.66	-	-
March, 2014	30,167	5.78	-	-
April, 2014	11,824	5.24	-	-
May, 2014	8,256	5.06	-	-
June, 2014	7,723	5.42	-	-
Total	72,700	$5.44	-	-

(1)

Reflects shares of common stock withheld from the common stock paid to certain senior officers as additional compensation which the Corporation calls salary stock, and upon vesting of restricted stock to cover minimum tax withholding obligations. The Corporation intends to continue to satisfy statutory tax withholding obligations in connection with shares paid as salary stock to certain senior officers and the vesting of outstanding restricted stock through the withholding of shares. The Corporation's purchase of certain outstanding shares of preferred stock is discussed in (a) above.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp.
Registrant

Date: August 11, 2014	By:	/s/ Aurelio Alemán
Aurelio Alemán
President and Chief Executive Officer

Date: August 11, 2014	By:	/s/ Orlando Berges
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

31.1 – CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 – CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 – CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 – CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1 – Interactive Data File (Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed in XBRL (eXtensible Business Reporting Language)