Form 10-Q
period 2014-09-30
FIRST BANCORP /PR/
filed 2014-11-10
CIK 1057706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

____________

FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Common stock:  213,004,449 shares outstanding as of October 31, 2014.

FIRST BANCORP.

INDEX PAGE

PART I FINANCIAL INFORMATION	PAGE
Item 1. Financial Statements:
Consolidated Statements of Financial Condition (Unaudited) as of September 30, 2014 and December 31, 2013	5
Consolidated Statements of Income (Loss) (Unaudited) – Quarters ended September 30, 2014 and 2013 and nine-month periods ended September 30, 2014 and 2013	6
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) – Quarters ended September 30, 2014 and 2013 and nine-month periods ended September 30, 2014 and 2013	7
Consolidated Statements of Cash Flows (Unaudited) – Nine-month periods ended September 30, 2014 and 2013	8
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) – Nine-month periods ended September 30, 2014 and 2013	9
Notes to Consolidated Financial Statements (Unaudited)	10
Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	84
Item 3. Quantitative and Qualitative Disclosures About Market Risk	160
Item 4. Controls and Procedures	160

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	161
Item 1A. Risk Factors	161
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	164
Item 3. Defaults Upon Senior Securities	165
Item 4. Mine Safety Disclosures	165
Item 5. Other Information	165
Item 6. Exhibits	165

SIGNATURES

Forward Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe harbor created by such sections.  When used in this Form 10-Q or future filings by First BanCorp. (the “Corporation”) with the U.S. Securities and Exchange Commission (“SEC”), in the Corporation’s press releases or in other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the word or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “should,” “anticipate” and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance are meant to identify “forward-looking statements.”

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

•         the risk of not being able to fulfill the Corporation’s cash obligations or resume paying dividends to the Corporation’s stockholders in the future due to the Corporation’s need to receive approval from the New York FED and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) to receive dividends from FirstBank or FirstBank’s failure to generate sufficient cash flow to make a dividend payment to the Corporation;

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

•         the risk that the FDIC may increase the deposit insurance premium and/or require special assessments to replenish its insurance fund, causing an additional increase in the Corporation’s non-interest expenses;

•         the impact on the Corporation’s results of operations and financial condition of acquisitions and dispositions;

•         a need to recognize impairments on financial instruments, goodwill or other intangible assets relating to acquisitions;

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

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30, 2014	December 31, 2013
(In thousands, except for share information)
ASSETS
Cash and due from banks	$953,038	$454,302
Money market investments:
Time deposits with other financial institutions	300	300
Other short-term investments	16,657	201,069
Total money market investments	16,957	201,369
Investment securities available for sale, at fair value:
Securities pledged that can be repledged	1,032,467	1,042,482
Other investment securities	944,670	935,800
Total investment securities available for sale	1,977,137	1,978,282
Other equity securities	25,752	28,691
Investment in unconsolidated entity	-	7,279
Loans, net of allowance for loan and lease losses of $225,434
(2013 - $285,858)	9,089,968	9,350,312
Loans held for sale, at lower of cost or market	80,014	75,969
Total loans, net	9,169,982	9,426,281
Premises and equipment, net	167,916	166,946
Other real estate owned	112,803	160,193
Accrued interest receivable on loans and investments	48,516	54,012
Other assets	171,179	179,570
Total assets	$12,643,280	$12,656,925
LIABILITIES
Non-interest-bearing deposits	$862,422	$851,212
Interest-bearing deposits	8,840,752	9,028,712
Total deposits	9,703,174	9,879,924
Securities sold under agreements to repurchase	900,000	900,000
Advances from the Federal Home Loan Bank (FHLB)	325,000	300,000
Other borrowings	231,959	231,959
Accounts payable and other liabilities	158,990	129,184
Total liabilities	11,319,123	11,441,067
STOCKHOLDERS' EQUITY
Preferred stock, authorized, 50,000,000 shares:
Non-cumulative Perpetual Monthly Income Preferred Stock: issued 22,004,000 shares, outstanding 1,444,146 shares (2013 - 2,521,872 shares outstanding),
aggregate liquidation value of $36,104 (2013 - $63,047)	36,104	63,047
Common stock, $0.10 par value, authorized, 2,000,000,000 shares;
issued, 213,642,311 shares (2013 - 207,635,157 shares issued)	21,364	20,764
Less: Treasury stock (at par value)	(66)	(57)
Common stock outstanding, 212,977,588 shares outstanding (2013 - 207,068,978
shares outstanding)	21,298	20,707
Additional paid-in capital	915,231	888,161
Retained earnings	385,847	322,679
Accumulated other comprehensive loss, net of tax of $7,752	(34,323)	(78,736)
Total stockholders' equity	1,324,157	1,215,858
Total liabilities and stockholders' equity	$12,643,280	$12,656,925

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2014	2013	2014	2013

(In thousands, except per share information)

Interest and dividend income:
Loans	$144,295	$147,325	$433,379	$443,954
Investment securities	11,894	14,422	40,850	37,650
Money market investments	473	456	1,427	1,494
Total interest income	156,662	162,203	475,656	483,098
Interest expense:
Deposits	19,344	21,453	59,109	70,915
Securities sold under agreements to repurchase	6,857	6,531	19,655	19,418
Advances from FHLB	949	1,524	2,606	5,180
Other borrowings	1,818	1,790	5,365	5,299
Total interest expense	28,968	31,298	86,735	100,812
Net interest income	127,694	130,905	388,921	382,286
Provision for loan and lease losses	26,999	22,195	85,658	220,782
Net interest income after provision for loan and lease losses	100,695	108,710	303,263	161,504
Non-interest income (loss):
Service charges on deposit accounts	3,235	3,157	9,728	9,635
Mortgage banking activities	3,809	3,521	10,213	12,924
Net gain (loss) on sale of investments (includes $42 accumulated other comprehensive income reclassification for other-than-temporary impairment on equity securities for the nine-month
period ended September 30, 2013)	-	-	291	(42)
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	-	-	-	-
Portion of other-than-temporary impairment losses previously
recognized in other comprehensive income	(245)	-	(245)	(117)
Net impairment losses on available-for-sale debt securities	(245)	-	(245)	(117)
Equity in loss of unconsolidated entity	-	(5,908)	(7,280)	(10,798)
Impairment of collateral pledged to Lehman	-	-	-	(66,574)
Insurance commission income	1,290	1,303	5,328	4,831
Other non-interest income	8,085	7,987	25,420	22,167
Total non-interest income (loss)	16,174	10,060	43,455	(27,974)
Non-interest expenses:
Employees' compensation and benefits	33,964	32,823	101,929	99,493
Occupancy and equipment	14,727	15,109	43,527	45,062
Business promotion	3,925	3,538	12,040	10,726
Professional fees	11,533	11,840	32,944	36,707
Taxes, other than income taxes	4,528	4,718	13,607	14,009
Insurance and supervisory fees	9,493	11,513	31,267	37,018
Net loss on other real estate owned (OREO) and OREO operations	4,326	7,052	16,941	29,191
Credit and debit card processing expenses	3,741	2,682	11,447	8,040
Communications	2,143	1,866	5,916	5,565
Other non-interest expenses	5,224	8,013	14,916	22,676
Total non-interest expenses	93,604	99,154	284,534	308,487
Income (loss) before income taxes	23,265	19,616	62,184	(174,957)
Income tax expense	(64)	(3,676)	(675)	(4,319)
Net income (loss)	$23,201	$15,940	$61,509	$(179,276)
Net income (loss) attributable to common stockholders	$23,201	$15,940	$63,168	$(179,276)
Net earnings (loss) per common share:
Basic	$0.11	$0.08	$0.30	$(0.87)
Diluted	$0.11	$0.08	$0.30	$(0.87)
Dividends declared per common share	$-	$-	$-	$-

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Quarter Ended		Nine-Month Period Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
(In thousands)
Net income (loss)	$23,201	$15,940	$61,509	$(179,276)
Available-for-sale debt securities on which an other-than-temporary impairment has been recognized:
Subsequent unrealized gain on debt securities on which an
other-than-temporary impairment has been recognized	104	1,304	1,291	2,739
Reclassification adjustment for other-than-temporary impairment
on debt securities included in net income	245	-	245	117
All other unrealized holding gains (losses) on available-for-sale securities:
All other unrealized holding (losses) gains arising
during the period	(6,265)	(20,061)	43,168	(89,807)
Reclassification adjustments for net gain included in net income	-	-	(291)	-
Reclassification adjustment for other-than-temporary impairment
on equity securities	-	-	-	42
Income tax benefit (expense) related to items of other
comprehensive income	-	414	-	(8)
Other comprehensive (loss) income for the period, net of tax	(5,916)	(18,343)	44,413	(86,917)
Total comprehensive income (loss)	$17,285	$(2,403)	$105,922	$(266,193)

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Nine-Month Period Ended
	September 30,	September 30,
	2014	2013
(In thousands)
Cash flows from operating activities:
Net income (loss)	$61,509	$(179,276)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	15,604	17,911
Amortization of intangible assets	3,723	4,558
Provision for loan and lease losses	85,658	220,782
Deferred income tax benefit	(2,815)	(2,577)
Stock-based compensation	2,962	2,088
Gain on sales of investments, net	(291)	-
Other-than-temporary impairments on debt securities	245	117
Other-than-temporary impairments on equity securities	-	42
Equity in loss of unconsolidated entity	7,280	10,798
Impairment of collateral pledged to Lehman	-	66,574
Derivative instruments and financial liabilities measured at fair value, gain	(820)	(762)
Loss (gain) on sales of premises and equipment and other assets	20	(4)
Net gain on sales of loans	(5,498)	(6,253)
Net amortization of premiums, discounts and deferred loan fees and costs	(1,966)	(3,248)
Originations and purchases of loans held for sale	(223,602)	(400,614)
Sales and repayments of loans held for sale	234,698	461,510
Loans held for sale valuation adjustment	-	6,553
Amortization of broker placement fees	5,140	6,094
Net amortization of premium and discounts on investment securities	3,348	7,473
Increase in accrued income tax payable	2,847	1,130
Decrease in accrued interest receivable	5,496	1,823
Increase in accrued interest payable	4,620	1,345
Decrease in other assets	25,536	22,400
Increase in other liabilities	13,206	24,076
Net cash provided by operating activities	236,900	262,540

Cash flows from investing activities:
Principal collected on loans	2,533,504	2,081,371
Loans originated and purchased	(2,410,182)	(2,362,492)
Proceeds from sales of loans held for investment	31,558	309,024
Proceeds from sales of repossessed assets	51,399	70,805
Proceeds from sales of available-for-sale securities	4,855	-
Purchases of available-for-sale securities	(133,596)	(690,377)
Proceeds from principal repayments and maturities of available-for-sale securities	171,016	280,694
Additions to premises and equipment	(17,863)	(8,919)
Proceeds from sale of premises and equipment and other assets	1,269	4
Net redemptions/sales of other equity securities	2,939	6,661
Net cash provided by (used in) investing activities	234,899	(313,229)

Cash flows from financing activities:
Net (decrease) increase in deposits	(181,890)	83,557
Net FHLB advances proceeds (paid)	25,000	(155,000)
Repurchase of outstanding common stock	(523)	(335)
Issuance costs of common stock issued in exchange for preferred stock Series A through E	(62)	-
Net cash used in financing activities	(157,475)	(71,778)

Net increase (decrease) in cash and cash equivalents	314,324	(122,467)
Cash and cash equivalents at beginning of period	655,671	946,851
Cash and cash equivalents at end of period	$969,995	$824,384

Cash and cash equivalents include:
Cash and due from banks	$953,038	$623,019
Money market instruments	16,957	201,365
	$969,995	$824,384
The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Nine-Month Period Ended
	September 30,	September 30,
	2014	2013
(In thousands)

Preferred Stock
Balance at beginning of period	$63,047	$63,047
Exchange of preferred stock- Series A through E	(26,943)	-
Balance at end of period	36,104	63,047

Common Stock outstanding:
Balance at beginning of period	20,707	20,624
Common stock issued as compensation	23	15
Common stock withheld for taxes	(10)	(5)
Common stock issued in exchange for Series A through E preferred stock	459	-
Restricted stock grants	122	74
Restricted stock forfeited	(3)	(4)
Balance at end of period	21,298	20,704

Additional Paid-In-Capital:
Balance at beginning of period	888,161	885,754
Stock-based compensation	2,962	2,088
Common stock withheld for taxes	(513)	(335)
Common stock issued in exchange for Series A through E preferred stock	23,904	-
Reversal of issuance costs of Series A through E preferred stock exchanged	921	-
Issuance costs of common stock issued in exchange for Series A through E preferred stock	(62)	-
Restricted stock grants	(122)	(74)
Common stock issued as compensation	(23)	-
Restricted stock forfeited	3	4
Balance at end of period	915,231	887,437

Retained Earnings:
Balance at beginning of period	322,679	487,166
Net income (loss)	61,509	(179,276)
Excess of carrying amount of Series A though E preferred stock exchanged over fair value of new
shares of common stock	1,659	-
Balance at end of period	385,847	307,890

Accumulated Other Comprehensive Income (Loss), net of tax:
Balance at beginning of period	(78,736)	28,432
Other comprehensive income (loss), net of tax	44,413	(86,917)
Balance at end of period	(34,323)	(58,485)

Total stockholders' equity	$1,324,157	$1,220,593

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

The results of operations for the quarter and nine-month period ended September 30, 2014 are not necessarily indicative of the results to be expected for the entire year.

Adoption of new accounting requirements and recently issued but not yet effective accounting requirements

The Financial Accounting Standards Board (“FASB”) has issued the following accounting pronouncements and guidance relevant to the Corporation’s operations:

In July 2013, the FASB updated the Codification to provide explicit guidelines on how to present an unrecognized tax benefit in financial statements when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments are effective for public entities with fiscal periods beginning after December 15, 2013. The adoption of this guidance in 2014 did not have an effect on the Corporation’s financial statements as the Corporation’s NOLs and tax credit carryfowards are not available to settle any additional income taxes that would result from the disallowance of the Corporation’s unrecognized tax benefits. Refer to Note 18 for additional information about the Corporation’s unrecognized tax benefits, including the settlement reached with the United States Internal Revenue Service (“IRS”) in the third quarter of 2014.

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

In August 2014, the FASB updated the Codification to reduce the diversity found in the classification of certain foreclosed mortgage loans held by creditors that are either fully or partially guaranteed under government programs. Consistency in classification upon foreclosure is expected in order to provide more decision-useful information. The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if: (i) the loan has a government guarantee that is not separable from the loan before foreclosure; (ii) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under the claim, and (iii) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The Update is effective for public business entities for annual periods, and interim periods within those annual periods beginning after December 15, 2014. The guidance can be implemented using either a prospective transition method or a modified retrospective transition method. The Corporation is currently evaluating the impact that the adoption of this guidance will have on the presentation and disclosures in its financial statements.

In August 2014, the FASB updated the Codification to provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand. The Update is effective for all business entities for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Corporation expects the adoption of this guidance will have no impact on the Corporation’s financial position, results of operations, comprehensive income, cash flows and disclosures.

NOTE 2 – EARNINGS PER COMMON SHARE

The calculations of earnings (losses) per common share for the quarters and nine month periods ended September 30, 2014 and 2013 are as follows:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2014	2013	2014	2013

	(In thousands, except per share information)

Net income (loss)	$23,201	$15,940	$61,509	$(179,276)
Favorable impact from issuing common stock in
exchange for Series A through E preferred stock	-	-	1,659	-
Net income (loss) attributable to common stockholders	$23,201	$15,940	$63,168	$(179,276)
Weighted-Average Shares:
Basic weighted-average common shares outstanding	210,466	205,579	208,151	205,512
Average potential common shares	1,893	1,737	1,660	-
Diluted weighted-average number of common shares
outstanding	212,359	207,316	209,811	205,512
Earnings (loss) per common share:
Basic	$0.11	$0.08	$0.30	$(0.87)
Diluted	$0.11	$0.08	$0.30	$(0.87)

Earnings (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares issued and outstanding. Net income (loss) attributable to common stockholders represents net income (loss) adjusted for any preferred stock dividends, including any dividends declared, and any cumulative dividends related to the current dividend period that have not been declared as of the end of the period. For the nine-month period ended September 30, 2014, net income attributable to common stockholders also includes the one-time effect to retained earnings of the issuance of common stock in exchange for Series A through E preferred stock. These transactions are discussed in Note 17 to the unaudited consolidated financial statements. Basic weighted average common shares outstanding excludes unvested shares of restricted stock.

    Potential common shares consist of common stock issuable under the assumed exercise of stock options, unvested shares of restricted stock, and outstanding warrants using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from the exercise, in addition to the amount of compensation cost attributable to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options, unvested shares of restricted stock, and outstanding warrants that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share. Stock options not included in the computation of outstanding shares because they were antidilutive amounted to 82,575 and 104,499 for the quarters and nine-month periods ended September 30, 2014 and 2013, respectively. Warrants outstanding to purchase 1,285,899 shares of common stock and 1,435,220 unvested shares of restricted stock were excluded from the computation of diluted earnings per share for the nine-month period ended September 30, 2013 because the Corporation reported a net loss attributable to common stockholders for the period and their inclusion would have an antidilutive effect.

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

The activity of stock options granted under the 1997 stock option plan for the nine-month period ended September 30, 2014 is set forth below:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(Years)	(In thousands)
Beginning of period outstanding and
exercisable	101,435	$206.95
Options expired	(12,795)	321.75
Options cancelled	(6,065)	226.15
End of period outstanding and exercisable	82,575	$187.75	1.6	$-

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

Under the Omnibus Plan, during the first nine months of 2014, 379,573 shares of restricted stock were awarded to the Corporation’s independent directors subject to vesting periods that range from 1 to 5 years. In addition, during the first nine months of 2014, the Corporation issued 840,138 shares of restricted stock that will vest based on the employees’ continued service with the Corporation. Fifty percent (50%) of those shares vest in two years from the grant date and the remaining 50% vest in three years from the grant date. Included in those 840,138 shares of restricted stock are 653,138 shares granted to certain senior officers consistent with the requirements of the Troubled Asset Relief Program (“TARP”) Interim Final Rule, which permit TARP recipients to grant “long-term restricted stock” without violating the prohibition on paying or accruing a bonus payment if it satisfies the following requirements: (i) the value of the grant may not exceed one-third of the amount of the employee’s annual compensation, (ii) no portion of the grant may vest before two years after the grant date, and (iii) the grant must be subject to a further restriction on transfer or payment as described below. Specifically, the stock that has otherwise vested may not become transferable at any time earlier than as permitted under the schedule set forth by TARP, which is based on the repayment in 25% increments of the aggregate financial assistance received from the U.S. Department of Treasury (the “Treasury”). Hence, notwithstanding the vesting period mentioned above, the employees covered by TARP are restricted from transferring the shares.

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

    The following table summarizes the restricted stock activity in 2014 under the Omnibus Plan for both executive officers covered by the TARP requirements and other employees as well as for independent directors:

	Nine-Month Period Ended
	September 30, 2014

	Number of shares	Weighted-Average
	of restricted	Grant Date
	stock	Fair Value

Non-vested shares at beginning of year	1,411,185	$3.04
Granted	1,219,711	3.75
Forfeited	(33,840)	3.20
Vested	(119,838)	4.76
Non-vested shares at September 30, 2014	2,477,218	$3.32

   For the quarter and nine-month period ended September 30, 2014, the Corporation recognized $0.6 million and $1.8 million, respectively, of stock-based compensation expense related to restricted stock awards, compared to $0.5 million and $1.1 million for the same periods in 2013. As of September 30, 2014, there was $4.7 million of total unrecognized compensation cost related to nonvested shares of restricted stock. The weighted average period over which the Corporation expects to recognize such cost is 2.2 years.

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

   The fair value of the shares of restricted stock granted in the first nine months of 2013 was based on the market price of the Corporation’s outstanding common stock on the date of the grant. For the 582,905 shares of restricted stock granted under the TARP requirements, the market price was discounted due to postvesting restrictions. For purposes of computing the discount, the Corporation assumed appreciation of 13% in the value of the common stock and a holding period by the Treasury of its outstanding common stock of the Corporation of two years, resulting in a fair value of $3.02 for restricted shares granted under the TARP requirements.

Stock-based compensation accounting guidance requires the Corporation to develop an estimate of the number of share-based awards that will be forfeited due to employee or director turnover. Quarterly changes in the estimated forfeiture rate may have a significant effect on share-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period in which the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease in the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase in the expense recognized in the financial statements. When unvested options or shares of restricted stock are forfeited, any compensation expense previously recognized on the forfeited awards is reversed in the period of the forfeiture.  Approximately $65 thousand of compensation expense was reversed during the first nine months of 2014 related to forfeited awards.

   Also, under the Omnibus Plan, effective April 1, 2013, the Corporation’s Board of Directors determined to increase the salary amounts paid to certain executive officers primarily by paying the increased salary amounts in the form of shares of the Corporation’s common stock, instead of cash. During the first nine months of 2014, the Corporation issued 224,162 shares of common stock with a weighted average market value of $5.21 as salary stock compensation. This resulted in a compensation expense of $1.2 million recorded in the first nine-months of 2014.

For the first nine-months of 2014, the Corporation withheld 74,989 shares from the common stock paid to certain senior officers as additional compensation and 23,555 shares of restricted stock that vested during the first quarter of 2014, to cover employees’ payroll and income tax withholding liabilities; these shares are held as treasury shares. The Corporation paid any fractional share of salary stock that the officer was entitled to in cash. In the consolidated financial statements, the Corporation treats shares withheld for tax purposes as common stock repurchases.

NOTE 4 – INVESTMENT SECURITIES

Investment Securities Available for Sale

 The amortized cost, non-credit loss component of other-than-temporary impairment (“OTTI”) recorded in other comprehensive income (“OCI”), gross unrealized gains and losses recorded in OCI, approximate fair value, weighted average yield and contractual maturities of investment securities available for sale as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI			Fair value	Weighted average yield%
			Gross Unrealized
			gains	losses
	(Dollars in thousands)

U.S. Treasury securities:
Due within one year	$7,496	$-	$2	$-	$7,498	0.11

Obligations of U.S.
government-sponsored
agencies:
After 1 to 5 years	174,161	-	1	4,225	169,937	1.18
After 5 to 10 years	133,121	-	9	4,538	128,592	1.52
Puerto Rico government
obligations:
After 1 to 5 years	39,816	-	-	10,006	29,810	4.49
After 5 to 10 years	885	-	1	-	886	5.20
After 10 years	20,446	-	-	4,753	15,693	5.83
United States and Puerto Rico
government obligations	375,925	-	13	23,522	352,416	1.89
Mortgage-backed securities:
FHLMC certificates:
After 10 years	325,487	-	860	4,265	322,082	2.19

GNMA certificates:
After 1 to 5 years	49	-	1	-	50	3.34
After 5 to 10 years	1,534	-	84	-	1,618	3.28
After 10 years	375,148	-	20,387	-	395,535	3.83
	376,731	-	20,472	-	397,203	3.83
FNMA certificates:
After 1 to 5 years	4,639	-	201	-	4,840	3.44
After 5 to 10 years	9,640	-	467	15	10,092	3.49
After 10 years	862,358	-	5,736	13,720	854,374	2.36
	876,637	-	6,404	13,735	869,306	2.38

Other mortgage pass-through
trust certificates:
Over 5 to 10 years	115	-	1	-	116	7.27
After 10 years	48,774	12,774	-	-	36,000	2.17
	48,889	12,774	1	-	36,116	2.17
Total mortgage-backed
securities	1,627,744	12,774	27,737	18,000	1,624,707	2.67
Equity securities (without
contractual maturity) (1)	35	-	-	21	14	-
Total investment securities
available for sale	$2,003,704	$12,774	$27,750	$41,543	$1,977,137	2.52

(1)	Represents common shares of another financial institution in Puerto Rico.

	December 31, 2013
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI			Fair value	Weighted average yield%
			Gross Unrealized
			gains	losses

U.S. Treasury securities:
Due within one year	$7,498	$-	$1	$-	$7,499	0.12
Obligations of U.S.
government-sponsored
agencies:
After 1 to 5 years	50,000	-	-	1,408	48,592	1.05
After 5 to 10 years	214,271	-	-	13,368	200,903	1.31
Puerto Rico government
obligations:
Due within one year	10,000	-	-	210	9,790	3.50
After 5 to 10 years	40,699	-	-	12,962	27,737	4.51
After 10 years	20,309	-	-	6,506	13,803	5.82
United States and Puerto Rico
government obligations	342,777	-	1	34,454	308,324	1.96
Mortgage-backed securities:
FHLMC certificates:
After 10 years	332,766	-	133	10,712	322,187	2.16
GNMA certificates:
After 1 to 5 years	86	-	4	-	90	3.48
After 5 to 10 years	800	-	37	-	837	2.47
After 10 years	425,589	-	18,492	-	444,081	3.82
	426,475	-	18,533	-	445,008	3.82
FNMA certificates:
After 1 to 5 years	1,389	-	84	-	1,473	4.82
After 5 to 10 years	7,765	-	389	-	8,154	4.09
After 10 years	882,798	-	2,984	33,626	852,156	2.36
	891,952	-	3,457	33,626	861,783	2.38
Collateralized mortgage
obligations issued or
guaranteed by the FHLMC:
After 1 to 5 years	82	-	-	1	81	3.01
Other mortgage pass-through
trust certificates:
Over 5 to 10 years	127	-	1	-	128	7.27
After 10 years	55,048	14,310	-	-	40,738	2.24
	55,175	14,310	1	-	40,866	2.24
Total mortgage-backed
securities	1,706,450	14,310	22,124	44,339	1,669,925	2.69
Equity securities (without
contractual maturity) (1)	35	-	-	2	33	-
Total investment securities
available for sale	$2,049,262	$14,310	$22,125	$78,795	$1,978,282	2.57

(1)		Represents common shares of another financial institution in Puerto Rico.

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

The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2014 and December 31, 2013. The tables also include debt securities for which an OTTI was recognized and only the amount related to a credit loss was recognized in earnings. Unrealized losses for which OTTI had been recognized have been reduced by any subsequent recoveries in fair value.

	As of September 30, 2014
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities:
Puerto Rico government obligations	$-	$-	$45,503	$14,759	$45,503	$14,759
U.S. government agencies obligations	34,617	132	255,600	8,631	290,217	8,763
Mortgage-backed securities:
FNMA	71,267	326	558,555	13,409	629,822	13,735
FHLMC	48,806	224	189,757	4,041	238,563	4,265
Other mortgage pass-through trust
certificates	-	-	36,000	12,774	36,000	12,774
Equity securities	14	21	-	-	14	21
	$154,704	$703	$1,085,415	$53,614	$1,240,119	$54,317

	As of December 31, 2013
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities:
Puerto Rico government obligations	$23,156	$5,977	$28,174	$13,701	$51,330	$19,678
U.S. government agencies obligations	175,369	8,913	74,126	5,863	249,495	14,776
Mortgage-backed securities:
FNMA	748,215	33,626	-	-	748,215	33,626
FHLMC	286,208	10,712	-	-	286,208	10,712
Collateralized mortgage obligations
issued or guaranteed by FHLMC	-	-	81	1	81	1
Other mortgage pass-through trust
certificates	-	-	40,738	14,310	40,738	14,310
Equity securities	33	2	-	-	33	2
	$1,232,981	$59,230	$143,119	$33,875	$1,376,100	$93,105

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

     Debt securities issued by U.S. government agencies, government-sponsored entities and the Treasury accounted for approximately 96% of the total available-for-sale portfolio as of September 30, 2014 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government. The Corporation’s OTTI assessment was concentrated mainly on private label mortgage-backed securities (“MBS”) with an amortized cost of $48.8 million for which credit losses are evaluated on a quarterly basis. The Corporation considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

The Corporation recorded OTTI losses on available-for-sale debt securities as follows:

	Private Label MBS		Private Label MBS
	Quarter ended September 30,		Nine-Month Period Ended September 30,
	2014	2013	2014	2013
(In thousands)
Total other-than-temporary impairment losses	$-	$-	$-	$-
Portion of other-than-temporary impairment losses previously recognized in OCI	(245)	-	(245)	(117)
Net impairment losses recognized in earnings	$(245)	$-	$(245)	$(117)

The following table summarizes the roll-forward of credit losses on debt securities held by the Corporation for which a portion of an OTTI is recognized in OCI:
	Quarter ended September 30,		Nine-Month Period Ended September 30,
	2014	2013	2014	2013
(In thousands)
Credit losses at the beginning of the period	$5,389	$5,389	$5,389	$5,272
Additions:
Credit losses on debt securities for which an OTTI was
previously recognized	245	-	245	117

Ending balance of credit losses on debt securities held for
which a portion of an OTTI was recognized in OCI	$5,634	$5,389	$5,634	$5,389

During the first nine months of 2014 and 2013, the $245 thousand and $117 thousand credit-related impairment loss, respectively, is related to private label MBS, which are collateralized by fixed-rate mortgages on single-family residential properties in the United States. The interest rate on these private-label MBS is variable, tied to 3-month LIBOR and limited to the weighted-average coupon of the underlying collateral. The underlying mortgages are fixed-rate single-family loans with original high FICO scores (over 700) and moderate original loan-to-value ratios (under 80%), as well as moderate delinquency levels.

Based on the expected cash flows derived from the model, and since the Corporation does not have the intention to sell the securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs, only the credit loss component was reflected in earnings.  Significant assumptions in the valuation of the private label MBS were as follows:

	September 30, 2014		December 31, 2013
	Weighted		Weighted
	Average	Range	Average	Range

Discount rate	14.5%	14.5%	14.5%	14.5%
Prepayment rate	31%	19.21%-100.00%	29%	15.86%-100.00%
Projected Cumulative Loss Rate	7.6%	0.94%-80.00%	6.8%	0.58%-38.16%

      No OTTI losses on equity securities held in the available-for-sale investment portfolio were recognized in the first nine months of 2014. The Corporation recorded OTTI losses of $42 thousand on equity securities held in the available-for-sale investment portfolio in the first nine months of 2013.

    Total proceeds from the sale of securities available for sale during the first nine months of 2014 amounted to $4.9 million, including a $0.3 million gain on the sale of a Puerto Rico government agency bond.

    As of September 30, 2014, the Corporation held approximately $61.1 million of Puerto Rico government and agencies bond obligations, mainly bonds of the Government Development Bank (“GDB”) and the Puerto Rico Building Authority, as part of its available-for-sale investment securities portfolio, which were reflected at their aggregate fair value of $46.4 million. During the nine-month period ended September 30, 2014, the fair value of these obligations increased by $4.9 million. In February 2014, Standard & Poor’s (“S&P”), Moody’s Investor Service (“Moodys”) and Fitch Ratings (“Fitch”) downgraded the Commonwealth of Puerto Rico general obligation bonds and other obligations of Puerto Rico instrumentalities to a non-investment grade category. In July 2014, the Puerto Rico debt was downgraded further into speculative grade by these credit agencies after the enactment of The Puerto Rico Public Corporations Debt Enforcement and Recovery Act that provides a legislative framework for certain public corporations that are experiencing severe financial stress to address their financial obstacles through an orderly statutory process that allows them to handle their debts.

The issuers of Puerto Rico government and agencies bonds held by the Corporation have not defaulted, and the contractual payments on these securities have been made as scheduled. The Corporation has the ability and intent to hold these securities until a recovery of the fair value occurs, and it is not more likely than not that the Corporation will be required to sell the securities prior to such recovery. It is uncertain how the financial markets may react to any potential further rating downgrade of Puerto Rico’s debt. However, further deterioration in the fiscal situation could adversely affect the value of Puerto Rico’s government obligations. The Corporation will continue to closely monitor Puerto Rico’s political and economic status and evaluate the portfolio for any declines in value that could be considered other-than temporary.

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

As of September 30, 2014 and December 31, 2013, the Corporation had investments in FHLB stock with a book value of $25.5 million and $28.4 million, respectively. The net realizable value is a reasonable proxy for the fair value of these instruments. Dividend income from FHLB stock for the quarter and nine-month period ended September 30, 2014 was $0.3 million and $0.9 million, respectively, compared to $0.3 million and $1.0 million, respectively, for the comparable periods in 2013.

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

    The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities as of September 30, 2014 and December 31, 2013 was $0.3 million.

NOTE 6 – LOANS HELD FOR INVESTMENT

 The following table provides information about the loan portfolio held for investment:

	September 30,	December 31,
	2014	2013
(In thousands)
Residential mortgage loans, mainly secured by first mortgages	$2,819,648	$2,549,008
Commercial loans:
Construction loans	141,689	168,713
Commercial mortgage loans	1,812,094	1,823,608
Commercial and Industrial loans (1)	2,515,384	2,788,250
Loans to a local financial institution collateralized by
real estate mortgages (2)	-	240,072
Commercial loans	4,469,167	5,020,643
Finance leases	236,115	245,323
Consumer loans	1,790,472	1,821,196
Loans held for investment	9,315,402	9,636,170
Allowance for loan and lease losses	(225,434)	(285,858)
Loans held for investment, net	$9,089,968	$9,350,312

(1)

As of September 30, 2014 and December 31, 2013, includes $1.1 billion and $1.2 billion, respectively, of commercial loans that are secured by real estate but are not dependent upon the real estate for repayment.

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

Loans held for investment on which accrual of interest income had been discontinued were as follows:

(In thousands)	September 30,	December 31,
	2014	2013
Non-performing loans:
Residential mortgage	$185,025	$161,441
Commercial mortgage	169,967	120,107
Commercial and Industrial	130,917	114,833
Construction:
Land	16,262	27,834
Construction-commercial	-	3,924
Construction-residential	13,849	27,108
Consumer:
Auto loans	22,925	21,316
Finance leases	4,501	3,082
Other consumer loans	16,070	15,904
Total non-performing loans held for investment (1) (2) (3)	$559,516	$495,549

_______________
(1)	As of September 30, 2014 and December 31, 2013, excludes $54.6 million and $54.8 million, respectively, of non-performing loans held for sale.
(2)

Amount excludes PCI loans with a carrying value of approximately $104.3 million and $4.8 million as of September 30, 2014 and December 31, 2013, respectively, primarily mortgage loans acquired from Doral in the second quarter of 2014, as further discussed below. These loans are not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

(3)

Non-performing loans exclude $485.1 million and $425.4 million of Trouble Debt Restructuring loans that are in compliance with modified terms and in accrual status as of September 30, 2014 and December 31, 2013, respectively.

The Corporation’s aging of the loans held for investment portfolio is as follows:
					Purchased Credit-Impaired Loans		Total loans held for investment	90 days past due and still accruing (2)
	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)	Total Past Due
As of September 30, 2014
(In thousands)						Current
Residential mortgage:
FHA/VA and other government-guaranteed loans (2) (3) (4)	$-	$8,225	$77,238	$85,463	$-	$68,847	$154,310	$77,238
Other residential mortgage loans (4)	-	87,502	201,883	289,385	99,535	2,276,418	2,665,338	16,858
Commercial:
Commercial and Industrial loans	16,775	11,637	149,037	177,449	-	2,337,935	2,515,384	18,120
Commercial mortgage loans (4)	-	7,306	182,498	189,804	3,418	1,618,872	1,812,094	12,531
Construction:
Land (4)	-	401	16,434	16,835	-	40,940	57,775	172
Construction-commercial	-	-	-	-	-	16,330	16,330	-
Construction-residential (4)	-	-	13,849	13,849	-	53,735	67,584	-
Consumer:
Auto loans	83,686	21,352	22,925	127,963	-	966,671	1,094,634	-
Finance leases	10,176	2,490	4,501	17,167	-	218,948	236,115	-
Other consumer loans	7,240	9,335	19,114	35,689	1,360	658,789	695,838	3,044
Total loans held for investment	$117,877	$148,248	$687,479	$953,604	$104,313	$8,257,485	$9,315,402	$127,963
_____________
(1)

Includes non-performing loans and accruing loans that are contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges fees until charged-off at 180 days.

(2)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $41.4 million of residential mortgage loans insured by the FHA or guaranteed by the VA that are over 18 months delinquent, and are no longer accruing interest as of September 30, 2014.

(3)

As of September 30, 2014, includes $24.6 million of defaulted loans collateralizing Government National Mortgage Association ("GNMA") securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

(4)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the  Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears two or more monthly payments. FHA/VA government guaranteed loans, other residential mortgage loans, commercial mortgage loans, land loans and construction-residential loans past due 30-59 days amounted to $15.1 million, $179.0 million, $40.5 million, $0.5 million, and $1.7 million, respectively.

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

The Corporation’s credit quality indicators by loan type as of September 30, 2014 and December 31, 2013 are summarized below:

	Commercial Credit Exposure-Credit Risk Profile Based on Creditworthiness category:
	Substandard	Doubtful	Loss	Total Adversely Classified (1)	Total Portfolio
September 30, 2014
(In thousands)
Commercial mortgage	$294,134	$1,710	$-	$295,844	$1,812,094
Construction:
Land	17,648	-	-	17,648	57,775
Construction-commercial	11,790	-	-	11,790	16,330
Construction-residential	13,072	777	-	13,849	67,584
Commercial and Industrial	225,941	5,515	794	232,250	2,515,384

	Commercial Credit Exposure-Credit Risk Profile Based on Creditworthiness category:
	Substandard	Doubtful	Loss	Total Adversely Classified (1)	Total Portfolio
December 31, 2013
(In thousands)
Commercial mortgage	$317,365	$9,160	$234	$326,759	$1,823,608
Construction
Land	31,777	3,308	52	35,137	80,373
Construction-commercial	16,022	-	-	16,022	16,831
Construction-residential	27,829	2,209	241	30,279	71,509
Commercial and Industrial	205,807	7,998	973	214,778	3,028,322
_________
(1)

Excludes  $54.6 million ($7.8 million land, $39.1  million construction-commercial, $0.9 million construction-residential and $6.8  million commercial mortgage) and $54.8 million ($7.8 million land, $39.1 million construction-commercial, $0.9 million construction-residential and $7.0 million commercial mortgage) as of September 30, 2014 and December 31, 2013, respectively, of non-performing loans held for sale.

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

September 30, 2014	Consumer Credit Exposure-Credit Risk Profile based on payment activity
	Residential Real-Estate		Consumer
	FHA/VA/ Guaranteed (1)	Other residential loans	Auto	Finance Leases	Other Consumer
(In thousands)
Performing	$154,310	$2,380,778	$1,071,709	$231,614	$678,408
Purchased Credit-Impaired (2)	-	99,535	-	-	1,360
Non-performing	-	185,025	22,925	4,501	16,070
Total	$154,310	$2,665,338	$1,094,634	$236,115	$695,838

(1)

 It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $41.4 million of residential mortgage loans insured by the FHA or guaranteed by the VA that are over 18 months delinquent, and are no longer accruing interest as of September 30, 2014.

(2)

 PCI loans are excluded from non-performing statistics due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

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

(2)

 PCI loans are excluded from non-performing statistics due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

      The following tables present information about impaired loans, excluding purchased credit-impaired loans, which are reported separately, as discussed below:

Impaired Loans
(In thousands)
					Quarter ended		Nine-month Period Ended

					September 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance	Year-To-Date Average Recorded Investment	Interest Income Recognized Accrual Basis	Interest Income Recognized Cash Basis	Interest Income Recognized Accrual Basis	Interest Income Recognized Cash Basis
As of September 30, 2014
With no related allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	88,126	99,529	-	91,683	372	242	829	553
Commercial:
Commercial mortgage loans	103,282	116,016	-	105,065	286	536	1,059	1,512
Commercial and Industrial Loans	44,683	54,955	-	49,686	-	240	-	518
Construction:
Land	1,003	1,072	-	1,009	6	4	18	5
Construction-commercial	-	-	-	-	-	-	-	-
Construction-residential	4,706	4,802	-	4,681	42	2	125	5
Consumer:
Auto loans	-	-	-	-	-	-	-	-
Finance leases	-	-	-	-	-	-	-	-
Other consumer loans	1,641	2,939	-	1,637	5	18	19	41
	$243,441	$279,313	$-	$253,761	$711	$1,042	$2,050	$2,634
With an allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	333,697	371,553	11,658	337,227	3,713	594	10,864	1,799
Commercial:
Commercial mortgage loans	135,050	159,717	14,128	142,484	390	203	1,179	1,126
Commercial and Industrial Loans	196,730	224,723	21,267	197,862	1,897	24	3,033	380
Construction:
Land	11,031	18,929	938	13,517	15	7	42	22
Construction-commercial	11,790	11,790	790	11,944	-	128	-	344
Construction-residential	10,911	14,147	1,208	12,322	-	-	-	-
Consumer:
Auto loans	15,733	15,733	2,388	16,692	264	-	810	-
Finance leases	2,163	2,163	170	2,410	44	-	151	-
Other consumer loans	12,468	13,172	2,737	12,561	537	11	1,192	23
	$729,573	$831,927	$55,284	$747,019	$6,860	$967	$17,271	$3,694
Total:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	421,823	471,082	11,658	428,910	4,085	836	11,693	2,352
Commercial:
Commercial mortgage loans	238,332	275,733	14,128	247,549	676	739	2,238	2,638
Commercial and Industrial Loans	241,413	279,678	21,267	247,548	1,897	264	3,033	898
Construction:
Land	12,034	20,001	938	14,526	21	11	60	27
Construction-commercial	11,790	11,790	790	11,944	-	128	-	344
Construction-residential	15,617	18,949	1,208	17,003	42	2	125	5
Consumer:
Auto loans	15,733	15,733	2,388	16,692	264	-	810	-
Finance leases	2,163	2,163	170	2,410	44	-	151	-
Other consumer loans	14,109	16,111	2,737	14,198	542	29	1,211	64
	$973,014	$1,111,240	$55,284	$1,000,780	$7,571	$2,009	$19,321	$6,328

(In thousands)

	Recorded Investments	Unpaid Principal Balance	Related Specific Allowance	Year-To-Date Average Recorded Investment
As of December 31, 2013
With no related allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	220,428	237,709	-	222,617
Commercial:
Commercial mortgage loans	69,484	73,723	-	71,367
Commercial and Industrial Loans	32,418	56,831	-	37,946
Construction:
Land	359	366	-	360
Construction-commercial	-	-	-	-
Construction-residential	14,761	19,313	-	17,334
Consumer:
Auto loans	-	-	-	-
Finance leases	-	-	-	-
Other consumer loans	4,035	4,450	-	3,325
	$341,485	$392,392	$-	$352,949
With an allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	190,566	212,028	18,125	193,372
Commercial:
Commercial mortgage loans	149,888	163,656	32,189	153,992
Commercial and Industrial Loans	154,686	170,191	26,686	162,786
Construction:
Land	27,711	40,348	10,455	28,906
Construction-commercial	16,022	16,238	8,873	16,157
Construction-residential	13,864	13,973	2,816	13,640
Consumer:
Auto loans	14,121	14,122	1,829	12,937
Finance leases	2,359	2,359	73	2,219
Other consumer loans	8,410	8,919	1,555	8,919
	$577,627	$641,834	$102,601	$592,928
Total:
FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	410,994	449,737	18,125	415,989
Commercial:
Commercial mortgage loans	219,372	237,379	32,189	225,359
Commercial and Industrial Loans	187,104	227,022	26,686	200,732
Construction:
Land	28,070	40,714	10,455	29,266
Construction-commercial	16,022	16,238	8,873	16,157
Construction-residential	28,625	33,286	2,816	30,974
Consumer:
Auto loans	14,121	14,122	1,829	12,937
Finance leases	2,359	2,359	73	2,219
Other consumer loans	12,445	13,369	1,555	12,244
	$919,112	$1,034,226	$102,601	$945,877

   Interest income of approximately $8.8 million ($7.4 million on an accrual basis and $1.4 million on a cash basis) and $23.6 million ($19.3 million on an accrual basis and $4.3 million on a cash basis) was recognized on impaired loans for the third quarter and nine-month period ended September 30, 2013, respectively.

The following tables show the activity for impaired loans and the related specific reserve for the quarter and nine-month period ended September 30, 2014:
	Quarter Ended	Nine-Month Period Ended

	September 30, 2014
	(In thousands)
Impaired Loans:
Balance at beginning of period	$908,858	$919,112
Loans determined impaired during the period	118,549	271,792
Charge-offs	(31,263)	(95,948)
Increases to impaired loans-additional disbursements	1,768	2,687
Foreclosures	(5,332)	(13,472)
Loans no longer considered impaired	(1,009)	(18,740)
Paid in full or partial payments	(18,557)	(92,417)
Balance at end of period	$973,014	$973,014

	Quarter Ended	Nine-Month Period Ended
	September 30, 2014
	(In thousands)
Specific Reserve:
Balance at beginning of period	$68,358	$102,601
Provision for loan losses	18,189	48,631
Charge-offs	(31,263)	(95,948)
Balance at end of period	$55,284	$55,284

Acquired loans, including PCI Loans

    On May 30, 2014, FirstBank purchased from Doral all of its rights, title and interests in first and second mortgage loans having an unpaid principal balance of approximately $241.7 million for an aggregate purchase price of approximately $232.9 million. Doral had pledged the mortgage loans to FirstBank as collateral for secured borrowings pursuant to a series of credit agreements between the parties entered into in 2006. As consideration for the purchase of the mortgage loans, FirstBank credited approximately $232.9 million as full satisfaction of the outstanding balance of the Doral secured borrowings plus interest owed to FirstBank. The estimated fair value of the mortgage loans at acquisition was $226.0 million. This transaction resulted in a loss of $6.9 million derived from the difference between the fair value of the mortgage loans acquired, $226.0 million, and the book value of the secured borrowings of $232.9 million. Approximately $5.5 million of the loss was part of the general allowance for loan losses established for commercial loans in prior periods; thus, an additional charge of $1.4 million to the provision was recorded in the second quarter of 2014.  In addition, the Corporation recorded $0.6 million of professional service fees in the second quarter of 2014 specifically related to this transaction.

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

Under ASC 310-30, the acquired PCI loans were aggregated into pools based on similar characteristics (i.e. delinquency status, loan terms). Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. The loans which are accounted for under ASC 310-30 by the Corporation are not considered non-performing and will continue to have an accretable yield as long as there is a reasonable expectation about the timing and amount of cash flows expected to be collected. The Corporation measures additional losses for this portfolio when it is probable the Corporation will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition.

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

The carrying amount of PCI loans follows:

	September 30,	December 31,
	2014	2013
(In thousands)
Residential mortgage loans	$99,535	$-
Commercial mortgage loans	3,418	-
Credit Cards	1,360	4,791
	$104,313	$4,791

The following tables present PCI loans by past due status as of September 30, 2014 and December 31, 2013:

As of September 30, 2014	30-59 Days	60-89 Days	90 days or more	Total Past Due		Total PCI loans
(In thousands)					Current
Residential mortgage loans (1)	$-	$11,210	$14,963	$26,173	$73,362	$99,535
Commercial mortgage loans (1)	-	290	497	787	2,631	3,418
Credit Cards	79	48	113	240	1,120	1,360
	$79	$11,548	$15,573	$27,200	$77,113	$104,313
_____________
(1)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the  Federal Reserve Board, residential mortgage and commercial mortgage loans are considered past due when the borrower is in arrears two or more monthly payments. PCI residential mortgage loans and commercial mortgage loans past due 30-59 days amounted to $16.8 million and $0.7 million, respectively.

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

The following table presents acquired loans from Doral accounted for pursuant to ASC 310-30 as of the May 30, 2014 acquisition date:

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

Changes in accretable yield of acquired loans

Subsequent to acquisition, the Corporation is required to periodically evaluate its estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and nonaccretable difference or reclassifications from nonaccretable yield to accretable. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows due to further credit deterioration will generally result in an impairment charge recognized in the Corporation’s provision for loan and lease losses, resulting in an increase to the allowance for loan losses. During the first nine months of 2014, the Corporation did not record charges to the provision for loan losses related to PCI loans, most of which were acquired on May 30, 2014.

Changes in the accretable yield of PCI loans for the quarter and nine-month period ended September 30, 2014 and 2013 were as follows:

	Quarter ended September 30, 2014	Quarter ended September 30, 2013	Nine month period ended September 30, 2014	Nine month period ended September 30, 2013
(In thousands)
Balance at beginning of period	$86,147	$406	$-	$2,171
Additions (accretable yield at acquisition
of loans from Doral)	-	-	86,759	-
Accretion recognized in earnings	(1,850)	(406)	(2,462)	(819)
Reclassification to non accretable	-	-	-	(1,352)
Balance at end of period	$84,297	$-	$84,297	$-

Changes in the carrying amount of loans accounted for pursuant to ASC 310-30 follows:
	Quarter Ended	Nine-Month Period Ended
	September 30, 2014	September 30, 2014
(In thousands)
Balance at beginning of period (1)	$105,619	$4,791
Additions (2)	-	102,831
Accretion	1,850	2,462
Collections and charge-offs	(3,156)	(5,771)
Ending balance	$104,313	$104,313

(1)	For the nine month period ended September 30, 2014, the beginning balance relates to PCI loans acquired as part of the credit card portfolio purchased in the second quarter of 2012.
(2)	Represents the estimated fair value of the PCI loans acquired from Doral at the date of acquisition.

 The outstanding principal balance of PCI loans, including amounts charged off by the Corporation, amounted to $137.5 million as of September 30, 2014 (December 2013- $22.7 million).

Purchases and Sales of Loans

In addition to loans acquired from Doral, during the first nine months of 2014, the Corporation purchased $115.1 million of residential mortgage loans consistent with a strategic program established by the Corporation in 2005 to purchase ongoing residential mortgage loan production from mortgage bankers in Puerto Rico. Generally, the loans purchased from mortgage bankers were conforming residential mortgage loans.  Purchases of conforming residential mortgage loans provide the Corporation the flexibility to retain or sell the loans, including through securitization transactions, depending upon the Corporation’s interest rate risk management strategies. When the Corporation sells such loans, it generally keeps the servicing of the loans. Refer to Note 24, Subsequent Events, for additional information related to an additional purchase of approximately $192.6 million of performing residential mortgage loans from Doral completed on October 2, 2014.

In the ordinary course of business, the Corporation sells residential mortgage loans (originated or purchased) to the GNMA and government-sponsored entities (“GSEs”). GNMA and GSEs, such as Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”), generally securitize the transferred loans into mortgage-backed securities for sale into the secondary market. The Corporation sold approximately $100.9 million of performing residential mortgage loans to FNMA and FHLMC during the first nine months of 2014. Also, the Corporation securitized $144.6 million of FHA/VA mortgage loans into GNMA mortgage-backed securities during the first nine months of 2014. The Corporation’s continuing involvement in these loan sales consists primarily of servicing the loans.  In addition, the Corporation agreed to repurchase loans when it breaches any of the representations and warranties included in the sale agreement. These representations and warranties are consistent with the GSEs’ selling and servicing guidelines (i.e., ensuring that the mortgage was properly underwritten according to established guidelines).

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

During the first nine months of 2014, the Corporation repurchased pursuant to its repurchase option with GNMA $6.4 million of loans previously sold to GNMA. The principal balance of these loans is fully guaranteed and the risk of loss related to repurchases is generally limited to the difference between the delinquent interest payment advanced to GNMA computed at the loan’s interest rate and the interest payments reimbursed by FHA, which are computed at a pre-determined debenture rate. Repurchases of GNMA loans allow the Corporation, among other things, to maintain acceptable delinquency rates on outstanding GNMA pools and remain as a seller and servicer in good standing with GNMA. The Corporation generally remediates any breach of representations and warranties related to the underwriting of such loans according to established GNMA guidelines without incurring losses. The Corporation does not maintain a liability for estimated losses as a result of breaches in representations and warranties.

Loan sales to FNMA and FHLMC are without recourse in relation to the future performance of the loans. The Corporation repurchased at par loans previously sold to FNMA and FHLMC in the amount of $1.6 million during the first nine months of 2014. The Corporation’s risk of loss with respect to these loans is also minimal as these repurchased loans are generally performing loans with documentation deficiencies. A $0.7 million loss was recorded in the first nine months of 2014 related to breaches in representations and warranties and a $0.5 million charge was recorded related to compensatory fees imposed by GSEs. Historically, losses experienced related to breaches in representations and warranties have been immaterial. As a consequence, as of September 30, 2014, the Corporation does not maintain a liability for estimated losses on loans expected to be repurchased as a result of breaches in loan and servicer representations and warranties.

The Corporation sold during the third quarter of 2014, a$15.0 million participation of a commercial mortgage loan.

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

In a separate transaction during 2013, the Corporation foreclosed on the collateral underlying $39.2 million related to one of the loans written-off and transferred to held for sale in the first quarter of 2013. Furthermore, in the third quarter of 2013, approximately $6.4 million of construction loans held for sale participations were paid-off.

The Corporation’s primary goal with respect to these sales was to accelerate the disposition of non-performing assets, which is the main priority of the Corporation’s Strategic Plan. The opportunistic sale of distressed assets is a pivotal and tactical step in the Corporation’s efforts to reduce balance sheet risk, improve earnings in the future through reductions of credit-related-costs and enhance credit quality consistent with regulators’ expectations of adequate levels of adversely classified assets for financial institutions.

Loan Portfolio Concentration

The Corporation’s primary lending area is Puerto Rico. The Corporation’s banking subsidiary, First Bank, also lends in the USVI and BVI markets and in the United States (principally in the state of Florida). Of the total gross loans held for investment of $9.3 billion as of September 30, 2014, approximately 83% have credit risk concentration in Puerto Rico, 10% in the United States, and 7% in the USVI and BVI.

As of September 30, 2014, the Corporation had $364.3 million in credit facilities granted to the Puerto Rico government, its municipalities and public corporations, of which $316.3 million was outstanding, compared to $397.8 million outstanding as of December 31, 2013. In addition, the outstanding balance of facilities granted to the government of the Virgin Islands amounted to $40.8 million as of September 30, 2014, compared to $60.6 million as of December 31, 2013. Approximately $201.4 million of the outstanding credit facilities consists of loans to municipalities in Puerto Rico. Municipal debt exposure is secured by ad valorem taxation without limitation as to rate or amount on all taxable property within the boundaries of each municipality. The good faith, credit, and unlimited taxing power of the applicable municipality have been pledged to the repayment of all outstanding bonds and notes. Approximately $24.8 million consists of loans to units of the central government, and approximately $90.1 million consists of loans to public corporations that generally receive revenues from the rates they charge for services or products, such as electric power services, including a $75.0 million credit extended to the Puerto Rico Electric Power Authority (“PREPA”) for fuel purchases that have priority over senior bonds and other debt. In August 2014, PREPA entered into a forbearance agreement with a group of banks, including FirstBank, to extend further its maturing credit lines to March 31, 2015. As a result of the forbearance, this credit facility was classified as a Trouble debt Restructuring (“TDR”) during the third quarter of 2014. The loan was maintained in accrual status based on the estimated cash flows analysis performed on this noncollateral dependent loan, repayment prospects and compliance with contractual terms. Major public corporations have varying degrees of independence from the central government and many receive appropriations or other payments from the Puerto Rico’s government general fund. Debt issued by the central government can either carry the full faith, credit and taxing power of the Commonwealth of Puerto Rico or represent an obligation that is subject to annual budget appropriations.

Furthermore, the Corporation had $200.4 million outstanding as of September 30, 2014 in financing to the hotel industry in Puerto Rico guaranteed by the Puerto Rico Tourism Development Fund (“TDF”). The TDF is a subsidiary of the GDB that works with private-sector financial institutions to structure financings for new hospitality projects.

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

Troubled Debt Restructurings

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans in the U.S. mainland fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of September 30, 2014, the Corporation’s total TDR loans held for investment of $701.1 million consisted of $348.4 million of residential mortgage loans, $174.3 million of commercial and industrial loans, $134.9 million of commercial mortgage loans, $13.2 million of construction loans, and $30.2 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $0.2 million as of September 30, 2014.

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

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification. As of September 30, 2014, we classified an additional $11.2 million of residential mortgage loans as TDRs that were participating in or had been offered a trial modification.

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

Selected information on TDRs that includes the recorded investment by loan class and modification type is summarized in the following tables. This information reflects all TDRs:

	September 30, 2014
(In thousands)	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Other (1)	Total
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	$23,658	$6,046	$282,922	$-	$35,820	$348,446
Commercial Mortgage Loans	29,889	12,837	74,364	-	17,844	134,934
Commercial and Industrial Loans	7,602	80,742	33,051	3,089	49,813	174,297
Construction Loans:
Land	811	203	1,714	-	539	3,267
Construction-residential	6,155	244	3,127	-	434	9,960
Consumer Loans - Auto	-	441	9,292	-	6,000	15,733
Finance Leases	-	437	1,726	-	-	2,163
Consumer Loans - Other	38	155	9,879	509	1,762	12,343
Total Troubled Debt Restructurings (2)	$68,153	$101,105	$416,075	$3,598	$112,212	$701,143

(1)

 Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation or a combination of the concessions listed in the table.

(2)	Excludes TDRs held for sale amounting to $45.7 million as of September 30, 2014

	December 31, 2013
(In thousands)	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Other (1)	Total
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	$23,428	$6,059	$274,562	$-	$33,195	$337,244
Commercial Mortgage Loans	36,543	12,985	83,993	7	20,048	153,576
Commercial and Industrial Loans	12,099	11,341	12,835	3,122	52,554	91,951
Construction Loans:
Land	878	2,012	1,760	-	675	5,325
Construction-commercial	-	-	3,924	-	-	3,924
Construction-residential	6,054	160	3,173	994	513	10,894
Consumer Loans - Auto	-	706	8,350	-	5,066	14,122
Finance Leases	-	1,286	1,072	-	-	2,358
Consumer Loans - Other	227	256	8,638	-	1,743	10,864
Total Troubled Debt Restructurings (2)	$79,229	$34,805	$398,307	$4,123	$113,794	$630,258

(1)

 Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation or a combination of the concessions listed in the table.

(2)	Excludes TDRs held for sale amounting to $45.9 million as of December 31, 2013.

The following table presents the Corporation's TDR activity:

(In thousands)	Quarter Ended	Nine-Month Period Ended
	September 30, 2014
Beginning balance of TDRs	$628,233	$630,258
New TDRs	94,864	149,609
Increases to existing TDRs - additional
disbursements	1,197	1,331
Charge-offs post modification	(12,598)	(39,246)
Foreclosures	(768)	(3,369)
Paid-off and partial payments	(9,785)	(37,440)
Ending balance of TDRs	$701,143	$701,143

TDRs are classified as either accrual or nonaccrual loans. A loan on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loans being returned to accrual at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Loan modifications increase the Corporation’s interest income by returning a non-performing loan to performing status, if applicable, increase cash flows by providing for payments to be made by the borrower, and avoid increases in foreclosure and OREO costs. The Corporation continues to consider a modified loan as an impaired loan for purposes of estimating the allowance for loan and lease losses. A TDR loan that specifies an interest rate that at the time of the restructuring is greater than or equal to the rate the Corporation is willing to accept for a new loan with comparable risk may not be reported as a TDR or an impaired loan in the calendar years subsequent to the restructuring if it is in compliance with its modified terms. The Corporation did not remove loans from the TDR classification during the first nine months of 2014.

The following table provides a breakdown between accrual and nonaccrual status of TDRs:

(In thousands)	September 30, 2014

	Accrual	Nonaccrual (1) (2)	Total TDRs

Non-FHA/VA Residential Mortgage loans	$259,749	$88,697	$348,446
Commercial Mortgage Loans	72,601	62,333	134,934
Commercial and Industrial Loans	127,178	47,119	174,297
Construction Loans:
Land	972	2,295	3,267
Construction-residential	3,371	6,589	9,960
Consumer Loans - Auto	9,584	6,149	15,733
Finance Leases	1,916	247	2,163
Consumer Loans - Other	9,712	2,631	12,343
Total Troubled Debt Restructurings	$485,083	$216,060	$701,143

(1)

Included in non-accrual loans are $65.8 million in loans that are performing under the terms of the restructuring agreement but are reported in non-accrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability.

(2)		Excludes non-accrual TDRs held for sale with a carrying value of $45.7 million as of September 30, 2014.

(In thousands)	December 31, 2013

	Accrual	Nonaccrual (1) (2)	Total TDRs

Non- FHA/VA Residential Mortgage loans	$263,919	$73,324	$337,243
Commercial Mortgage Loans	84,419	69,156	153,575
Commercial and Industrial Loans	53,509	38,441	91,950
Construction Loans:
Land	1,000	4,325	5,325
Construction-commercial	-	3,924	3,924
Construction-residential	3,332	7,562	10,894
Consumer Loans - Auto	8,512	5,610	14,122
Finance Leases	2,275	85	2,360
Consumer Loans - Other	8,417	2,448	10,865
Total Troubled Debt Restructurings	$425,383	$204,875	$630,258

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

TDRs exclude restructured residential mortgage loans that are guaranteed by the U.S. federal government (i.e., FHA/VA loans) totaling $72.4 million. The Corporation excludes FHA/VA guaranteed loans from TDRs given that, in the event that the borrower defaults on the loan, the principal and interest (debenture rate) are guaranteed by the U.S. government; therefore, the risk of loss on these types of loans is very low. The Corporation does not consider loans with U.S. federal government guarantees to be impaired loans for the purpose of calculating the allowance for loan and lease losses.

Loan modifications that are considered TDRs completed during the quarter and nine-month period ended September 30, 2014 and 2013 were as follows:

(Dollars in thousands)	Quarter ended September 30, 2014
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	88	$13,050	$12,856
Commercial Mortgage Loans	1	589	589
Commercial and Industrial Loans	4	76,110	76,182
Construction Loans:
Land	3	183	143
Consumer Loans - Auto	214	3,189	3,106
Finance Leases	13	292	230
Consumer Loans - Other	352	1,756	1,758
Total Troubled Debt Restructurings	675	$95,169	$94,864

(Dollars in thousands)	Nine-Month period ended September 30, 2014
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	226	$31,776	$30,831
Commercial Mortgage Loans	5	1,833	1,836
Commercial and Industrial Loans	16	105,188	104,926
Construction Loans:
Land	5	238	200
Consumer Loans - Auto	423	6,202	6,104
Finance Leases	33	659	565
Consumer Loans - Other	1,094	5,172	5,147
Total Troubled Debt Restructurings	1,802	$151,068	$149,609

(Dollars in thousands)	Quarter ended September 30, 2013
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	140	$29,530	$29,984
Commercial Mortgage Loans	15	4,481	4,586
Commercial and Industrial Loans	13	8,528	7,925
Construction Loans:
Land	3	133	136
Consumer Loans - Auto	149	2,006	2,006
Finance Leases	16	334	334
Consumer Loans - Other	271	1,118	1,118
Total Troubled Debt Restructurings	607	$46,130	$46,089

(Dollars in thousands)	Nine-Month period ended September 30, 2013
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	253	$42,628	$43,106
Commercial Mortgage Loans	16	4,972	5,077
Commercial and Industrial Loans	21	76,579	50,588
Construction Loans:
Land	7	341	344
Construction-residential	1	195	195
Consumer Loans - Auto	434	5,874	5,874
Finance Leases	54	1,063	1,063
Consumer Loans - Other	1,001	4,440	4,440
Total Troubled Debt Restructurings	1,787	$136,092	$110,687

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

   Loan modifications considered TDRs that defaulted during the quarters and nine-month periods ended September 30, 2014 and September 30, 2013 and had become TDRs during the 12-months preceding the default date were as follows:

	Quarter ended September 30,
(Dollars in thousands)	2014		2013
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment

Non-FHA/VA Residential Mortgage loans	12	$1,950	11	$1,934
Commercial Mortgage Loans	2	4,604	-	-
Commercial and Industrial Loans	1	377	-	-
Consumer Loans - Auto	21	347	-	-
Consumer Loans - Other	64	262	-	-
Finance Leases	4	82	1	18
Total	104	$7,622	12	$1,952

	Nine-Month Period Ended September 30,
(Dollars in thousands)	2014		2013
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment

Non-FHA/VA Residential Mortgage loans	45	$6,769	75	$11,549
Commercial Mortgage Loans	2	4,604	1	46,102
Commercial and Industrial Loans	1	377	2	3,829
Construction Loans:
Land	1	46	2	66
Construction-residential	-	-	1	186
Consumer Loans - Auto	43	672	7	54
Consumer Loans - Other	162	643	40	219
Finance Leases	4	82	3	38
Total	258	$13,193	131	$62,043

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

The recorded investment in loans held for investment restructured using the A/B note restructure workout strategy was approximately $59.8 million at September 30, 2014. The following table provides additional information about the volume of this type of loan restructuring and the effect on the allowance for loan and lease losses in the first nine months of 2014 and 2013:

(In thousands)	September 30, 2014	September 30, 2013
Principal balance deemed collectible at end of period	$59,764	$90,914
Amount (recovery) charged off	$(7,732)	$25,389
(Reductions) charges to the provision for loan losses	$(8,719)	$567
Allowance for loan losses at end of period	$575	$1,588

Of the loans comprising the $59.8 million that have been deemed collectible, approximately $53.5 million were placed in accrual status as the borrowers have exhibited a period of sustained performance. These loans continue to be individually evaluated for impairment purposes.

NOTE 7 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The changes in the allowance for loan and lease losses were as follows:

(In thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

Quarter ended September 30, 2014
Allowance for loan and lease losses:
Beginning balance	$29,755	$48,578	$76,890	$21,292	$64,662	$241,177
Charge-offs	(5,970)	(2,823)	(17,605)	(7,691)	(19,848)	(53,937)
Recoveries	236	3,939	1,174	4,486	1,360	11,195
Provision (release)	5,885	2,721	3,017	(3,652)	19,028	26,999
Ending balance	$29,906	$52,415	$63,476	$14,435	$65,202	$225,434
Ending balance: specific reserve for impaired loans	$11,658	$14,128	$21,267	$2,936	$5,295	$55,284
Ending balance: purchased credit-impaired loans	$-	$-	$-	$-	$-	$-
Ending balance: general allowance	$18,248	$38,287	$42,209	$11,499	$59,907	$170,150
Loans held for investment:
Ending balance	$2,819,648	$1,812,094	$2,515,384	$141,689	$2,026,587	$9,315,402
Ending balance: impaired loans	$421,823	$238,332	$241,413	$39,441	$32,005	$973,014
Ending balance: purchased credit-impaired loans	$99,535	$3,418	$-	$-	$1,360	$104,313
Ending balance: loans with general allowance	$2,298,290	$1,570,344	$2,273,971	$102,248	$1,993,222	$8,238,075

(In thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

Nine-Month period ended September 30, 2014
Allowance for loan and lease losses:
Beginning balance	$33,110	$73,138	$85,295	$35,814	$58,501	$285,858
Charge-offs	(17,379)	(22,056)	(59,516)	(11,322)	(56,425)	(166,698)
Recoveries	605	8,271	2,253	5,158	4,329	20,616
Provision (release)	13,570	(6,938)	35,444	(15,215)	58,797	85,658
Ending balance	$29,906	$52,415	$63,476	$14,435	$65,202	$225,434
Ending balance: specific reserve for impaired loans	$11,658	$14,128	$21,267	$2,936	$5,295	$55,284
Ending balance: purchased credit-impaired loans	$-	$-	$-	$-	$-	$-
Ending balance: general allowance	$18,248	$38,287	$42,209	$11,499	$59,907	$170,150
Loans held for investment:
Ending balance	$2,819,648	$1,812,094	$2,515,384	$141,689	$2,026,587	$9,315,402
Ending balance: impaired loans	$421,823	$238,332	$241,413	$39,441	$32,005	$973,014
Ending balance: purchased credit-impaired loans	$99,535	$3,418	$-	$-	$1,360	$104,313
Ending balance: loans with general allowance	$2,298,290	$1,570,344	$2,273,971	$102,248	$1,993,222	$8,238,075

(In thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

Quarter ended September 30, 2013
Allowance for loan and lease losses:
Beginning balance	$35,581	$88,013	$87,677	$34,728	$55,048	$301,047
Charge-offs	(8,698)	(5,944)	(7,419)	(1,824)	(15,559)	(39,444)
Recoveries	241	26	1,701	1,895	1,718	5,581
Provision (release)	4,663	(59)	1,090	1,304	15,197	22,195
Ending balance	$31,787	$82,036	$83,049	$36,103	$56,404	$289,379
Ending balance: specific reserve for impaired loans	$17,982	$28,316	$34,438	$21,785	$3,654	$106,175
Ending balance: purchased credit-impaired loans	$-	$-	$-	$-	$-	$-
Ending balance: general allowance	$13,805	$53,720	$48,611	$14,318	$52,750	$183,204
Loans held for investment:
Ending balance	$2,519,457	$1,857,794	$2,908,347	$163,610	$2,059,426	$9,508,634
Ending balance: impaired loans	$397,025	$205,654	$200,285	$73,482	$28,063	$904,509
Ending balance: purchased credit-impaired loans	$-	$-	$-	$-	$5,963	$5,963
Ending balance: loans with general allowance	$2,122,432	$1,652,140	$2,708,062	$90,128	$2,025,400	$8,598,162

(In thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

Nine-Month period ended September 30, 2013
Allowance for loan and lease losses:
Beginning balance	$68,354	$97,692	$146,900	$61,600	$60,868	$435,414
Charge-offs	(25,351)	(25,214)	(54,849)	(30,070)	(46,673)	(182,157)
Charge-offs related to bulk sale	(98,972)	(40,057)	(44,678)	(12,784)	-	(196,491)
Recoveries	868	64	3,460	2,042	5,397	11,831
Provision	86,888	38,860	41,656	16,566	36,812	220,782
Reclassification (1)	-	10,691	(9,440)	(1,251)	-	-
Ending balance	$31,787	$82,036	$83,049	$36,103	$56,404	$289,379
Ending balance: specific reserve for impaired loans	$17,982	$28,316	$34,438	$21,785	$3,654	$106,175
Ending balance: purchased credit-impaired loans	$-	$-	$-	$-	$-	$-
Ending balance: general allowance	$13,805	$53,720	$48,611	$14,318	$52,750	$183,204
Loans held for investment:
Ending balance	$2,519,457	$1,857,794	$2,908,347	$163,610	$2,059,426	$9,508,634
Ending balance: impaired loans	$397,025	$205,654	$200,285	$73,482	$28,063	$904,509
Ending balance: purchased credit-impaired loans	$-	$-	$-	$-	$5,963	$5,963
Ending balance: loans with general allowance	$2,122,432	$1,652,140	$2,708,062	$90,128	$2,025,400	$8,598,162

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

During the second quarter of 2014, the Corporation made certain enhancements to the general allowance estimation process for commercial loans which mainly consisted of the following:

Utilization of longer historical loss periods to better reflect the level of incurred losses in portfolio. Historical charge-off rates are calculated by the Corporation on a quarterly basis by tracking cumulative charge-offs experienced over a two-year loss period on loans according to their internal risk rating (referred to as “base rate” for the quarter). Prior to the second quarter enhancements, the Corporation would use the base rate of the current quarter or the average of the last 4 quarters, if greater. During the second quarter of 2014, the Corporation eliminated the use of the “greater of” approach and adopted the utilization of the base rate average of the last 8 quarters. This change captures a longer historical period that would help mitigate period to period volatility in the loss rates.

Enhancements of the environmental factors adjustment. Prior to the second quarter of 2014 enhancements, these adjustments were applied in the form of basis points additions to the loss ratio based on changes in credit and economic indicators observed in the most recent periods. Beginning in the second quarter of 2014, the resulting factor derived from a set of risk-based ratings and weights assigned to credit and economic indicators activity over a reasonable period is now applied to a developed expected range of historical losses, in order to adjust the base rates. These enhancements result in a framework that can be applied more consistently, by having a more granular analysis that better captures trends in economic conditions and the impact in the Corporation’s portfolio.

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

In the third quarter of 2014, similar enhancements to the environmental factors adjustment framework were applied to the consumer loans portfolio. The framework was defined for secured and unsecured loans to consider the specific behaviors separately. With respect to the historical charge-off rates, during the third quarter of 2014, the Corporation adopted the utilization of the base rate calculated as the average of net charge-off ratio for the 12 month period preceding the most recent four quarters. Previously, the base rate was calculated as the average of the last two years annual net charge-off ratio. The effect of these enhancements on the allowance for consumer loans was immaterial as of the implementation date of August 31, 2014.

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

As of September 30, 2014, the Corporation maintained a $0.2 million reserve for unfunded loan commitments mainly related to outstanding construction and commercial and industrial loan commitments. The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments to borrowers that are experiencing financial difficulties at the balance sheet date. It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statement of financial condition.

NOTE 8 – LOANS HELD FOR SALE

The Corporation’s loans held-for-sale portfolio was composed of:

	September 30, 2014	December 31, 2013
	(In thousands)
Residential mortgage loans	$25,373	$21,168
Construction loans	47,802	47,802
Commercial mortgage loans	6,839	6,999
Total	$80,014	$75,969

Non-performing loans held for sale totaled $54.6 million ($6.8 million commercial mortgage and $47.8 million construction loans) and $54.8 million ($7.0 million commercial mortgage and $47.8 million construction loans) as of September 30, 2014 and December 31, 2013, respectively.

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

The Corporation designates a derivative as a fair value hedge, a cash flow hedge or an economic undesignated hedge when it enters into the derivative contract.  As of September 30, 2014 and December 31, 2013, all derivatives held by the Corporation were considered economic undesignated hedges.  These undesignated hedges are recorded at fair value with the resulting gain or loss recognized in current earnings.

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

Interest rate swaps - Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of September 30, 2014 and December 31, 2013, most of the interest rate swaps outstanding are used for protection against rising interest rates. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.

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

In addition, the Corporation may enter into certain contracts with embedded derivatives that do not require separate accounting as these are clearly and closely related to the economic characteristics of the host contract. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it is bifurcated, carried at fair value, and designated as a trading or non-hedging derivative instrument.

The following table summarizes the notional amounts of all derivative instruments:

	Notional Amounts
	As of	As of
	September 30,	December 31,
	2014	2013
	(In thousands)
Undesignated economic hedges:
Interest rate contracts:
Interest rate swap agreements	$30,746	$31,080
Written interest rate cap agreements	37,453	38,391
Purchased interest rate cap agreements	37,453	38,391
Forward Contracts:
Sale of TBA GNMA MBS pools	22,000	25,000
	$127,652	$132,862

Notional amounts are presented on a gross basis with no netting of offsetting exposure positions.

The following table summarizes the fair value of derivative instruments and the location in the statement of financial condition:

	Asset Derivatives			Liability Derivatives
	Statement of	September 30,	December 31,		September 30,	December 31,
	Financial	2014	2013		2014	2013
	Condition Location	Fair Value	Fair Value	Statement of Financial Condition Location	Fair Value	Fair Value
	(In thousands)

Undesignated economic hedges:
Interest rate contracts:
Interest rate swap agreements	Other assets	$67	$162	Accounts payable and other liabilities	$2,877	$3,965
Written interest rate cap agreements	Other assets	-	-	Accounts payable and other liabilities	18	58
Purchased interest rate cap agreements	Other assets	18	58	Accounts payable and other liabilities	-	-
Forward Contracts:
Sales of TBA GNMA MBS pools	Other assets	17	174	Accounts payable and other liabilities	16	-
		$102	$394		$2,911	$4,023

The following table summarizes the effect of derivative instruments on the statement of income (loss):

		Gain (or Loss)		Gain (or Loss)
	Location of Gain or (loss)	Quarter Ended		Nine-Month Period Ended
	Recognized in Income on	September 30,		September 30,
(In thousands)	Derivatives	2014	2013	2014	2013

		(In thousands)
Undesignated economic hedges:
Interest rate contracts:
Interest rate swap agreements used to hedge fixed-rate loans	Interest income - Loans	$419	$232	$993	$1,331
Written and purchased interest rate cap agreements	Interest income - Loans	-	-	-	9
Forward contracts:
Sales of TBA GNMA MBS pools	Mortgage banking activities	229	(1,444)	(173)	(578)
Total gain on derivatives		$648	$(1,212)	$820	$762

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

   A summary of interest rate swaps follows:

	As of	As of
	September 30,	December 31,
	2014	2013
	(Dollars in thousands)

Pay fixed/receive floating :
Notional amount	$30,746	$31,080
Weighted-average receive rate at period end	1.84%	1.85%
Weighted-average pay rate at period end	6.77%	6.77%
Floating rates range from 167 to 187 basis points over 3-month LIBOR

As of September 30, 2014, the Corporation has not entered into any derivative instrument containing credit-risk related contingent features.

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
As of September 30, 2014

				Gross Amounts Not Offset in the Statement of Financial Position
			Net Amounts of Assets Presented in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
						Net Amount
Description

Derivatives	$18	$-	$18	$(18)	$-	$-

As of December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Position
			Net Amounts of Assets Presented in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
						Net Amount

Description

Derivatives	$58	$-	$58	$(58)	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities

(In thousands)
As of September 30, 2014

				Gross Amounts Not Offset in the Statement of Financial Position
			Net Amounts of Liabilities Presented in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
						Net Amount

Description

Derivatives	$2,877	$-	$2,877	$(2,877)	$-	$-
Repurchase agreements	600,000	-	600,000	(600,000)	-	-
Total	$602,877	$-	$602,877	$(602,877)	$-	$-

As of December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Position
			Net Amounts of Liabilities Presented in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
						Net Amount

Description

Derivatives	$3,965	$-	$3,965	$(3,965)	$-	$-
Repurchase agreements	600,000	-	600,000	(600,000)	-	-
Total	$603,965	$-	$603,965	$(603,965)	$-	$-

NOTE 11 – GOODWILL AND OTHER INTANGIBLES

Goodwill as of September 30, 2014 and December 31, 2013 amounted to $28.1 million, recognized as part of “Other Assets” in the consolidated statement of financial condition. The Corporation conducted its annual evaluation of goodwill and intangibles during the fourth quarter of 2013.

The Corporation bypassed the qualitative assessment in 2013 and proceeded directly to perform the first step of the two-step goodwill impairment test. The Step 1 evaluation of goodwill allocated to the Florida reporting unit under both valuation approaches (market and discounted cash flow analysis) indicated that the fair value of the unit was above the carrying amount of its equity book value as of the valuation date (October 1); therefore, the completion of Step 2 was not required. Based on the analysis under both the market and discounted cash flow analysis, the estimated fair value of the equity of the reporting unit exceeded the carrying amount of the entity, including goodwill at the evaluation date. There have been no events related to the Florida reporting unit that could indicate potential goodwill impairment since the date of the last evaluation; therefore, no goodwill impairment evaluation was performed during the first nine months of 2014. Goodwill and other indefinite life intangibles are reviewed at least annually for impairment.

In connection with the acquisition of the FirstBank-branded credit card loan portfolio in the second quarter of 2012, the Corporation recognized a purchased credit card relationship intangible of $24.5 million, which is being amortized over 7.3 years on an accelerated basis based on the estimated attrition rate of the purchased credit card accounts, which reflects the pattern in which the economic benefits of the intangible asset are consumed. These benefits are consumed as the revenue stream generated by the cardholder relationship is realized.

The following table shows the gross amount and accumulated amortization of the Corporation’s intangible assets recognized as part of Other Assets in the consolidated statement of financial condition:

	As of	As of
	September 30,	December 31,
	2014	2013
(Dollars in thousands)
Core deposit intangible:
Gross amount	$45,844	$45,844
Accumulated amortization	(40,034)	(38,863)
Net carrying amount	$5,810	$6,981
Remaining amortization period	8.7 years	9.8 years
Purchased credit card relationship intangible:
Gross amount	$24,465	$24,465
Accumulated amortization	(7,230)	(4,678)
Net carrying amount	$17,235	$19,787

Remaining amortization period	7.3 years	8.0 years

For the quarter and nine-month period ended September 30, 2014, the amortization expense of core deposit intangibles amounted to $0.4 million and $1.2 million, respectively (2013 - $0.6 million and $1.8 million, respectively). For the quarter and nine-month period ended September 30, 2014, the amortization expense of the purchased credit card relationship intangible amounted to $0.8 million and $2.6 million, respectively (2013 - $0.9 million and $2.8 million, respectively).

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

Below is a summary of transfers of financial assets to VIEs for which the Corporation has retained some level of continuing involvement:

Ginnie Mae

The Corporation typically transfers first lien residential mortgage loans in conjunction with GNMA securitization transactions in which the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by the issuer and, as such, under seller/servicer agreements, the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of September 30, 2014, the Corporation serviced loans securitized through GNMA with a principal balance of $1.1 billion.

Trust Preferred Securities

In 2004, FBP Statutory Trust I, a financing subsidiary of the Corporation, sold to institutional investors $100 million of its variable rate trust-preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.1 million of FBP Statutory Trust I variable rate common securities, were used by FBP Statutory Trust I to purchase $103.1 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. Also in 2004, FBP Statutory Trust II, a statutory trust that is wholly owned by the Corporation, sold to institutional investors $125 million of its variable rate trust-preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.9 million of FBP Statutory Trust II variable rate common securities, were used by FBP Statutory Trust II to purchase $128.9 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. The debentures are presented in the Corporation’s consolidated statement of financial condition as Other Borrowings, net of related issuance costs. The variable rate trust-preferred securities are fully and unconditionally guaranteed by the Corporation. The $100 million Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and the $125 million issued in September 2004 mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Deferrable Debentures may be shortened (such shortening would result in a mandatory redemption of the variable rate trust-preferred securities). The trust-preferred securities, subject to certain limitations, qualify as Tier I regulatory capital under current applicable rules and regulations. The Collins Amendment to the Dodd-Frank Act eliminates certain trust-preferred securities from Tier 1 Capital. Bank Holding Companies, such as the Corporation, must fully phase out these instruments from Tier I capital by January 1, 2016 (25% allowed in 2015 and 0% in 2016); however, these instruments may remain in Tier 2 capital until the instruments are redeemed or mature. The Corporation elected to defer the interest payments that were due in quarterly periods since March 2012. The aggregate amount of payments deferred and accrued approximates $20.1 million as of September 30, 2014. Under the indentures, the Corporation has the right, from time to time, and without causing an event of default, to defer payments of interest on the subordinated debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. Future interest payments are subject to the Federal Reserve approval.

Grantor Trusts

During 2004 and 2005, a third party to the Corporation, from now on identified as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates. The seller initially provided the servicing for a fee, which is senior to the obligations to pay trust certificate holders.

The seller then entered into a sales agreement through which it sold and issued the trust certificates in favor of the Corporation’s banking subsidiary. Currently, the Bank is the sole owner of the trust certificates; the servicing of the underlying residential mortgages that generate the principal and interest cash flows is performed by another third party, which receives a servicing fee. The securities are variable rate securities indexed to 90-day LIBOR plus a spread. The principal payments from the underlying loans are remitted to a paying agent (servicer) who then remits interest to the Bank; interest income is shared to a certain extent with the FDIC, which has an interest only strip (“IO”) tied to the cash flows of the underlying loans and is entitled to receive the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to the weighted average coupon of the securities. The FDIC became the owner of the IO upon the intervention of the seller, a failed financial institution. No recourse agreement exists and the risk from losses on non accruing loans and repossessed collateral is absorbed by the Bank as the sole holder of the certificates.  As of September 30, 2014, the amortized balance and carrying value of Grantor Trusts amounted to $48.8 million and $36.0 million, respectively, with a weighted average yield of 2.17%.

Investment in unconsolidated entity

On February 16, 2011, FirstBank sold an asset portfolio consisting of performing and non-performing construction, commercial mortgage and commercial and industrial loans with an aggregate book value of $269.3 million to CPG/GS, an entity organized under the laws of the Commonwealth of Puerto Rico and majority owned by PRLP Ventures LLC ("PRLP"), a company created by Goldman, Sachs & Co. and Caribbean Property Group.  In connection with the sale, the Corporation received $88.5 million in cash and a 35% interest in CPG/GS, and made a loan in the amount of $136.1 million representing seller financing provided by FirstBank. The loan had a seven-year maturity and bears variable interest at 30-day LIBOR plus 300 basis points and is secured by a pledge of all of the acquiring entity's assets as well as the PRLP's 65% ownership interest in CPG/GS. As of September 30, 2014, the carrying amount of the loan was $37.2 million, which was included in the Corporation's Commercial and Industrial loans held for investment portfolio. FirstBank’s equity interest in CPG/GS is accounted for under the equity method and included as part of Investment in unconsolidated entity in the Consolidated Statements of Financial Condition. When applying the equity method, the Bank follows the Hypothetical Liquidation Book Value method (“HLBV”) to determine its share of CPG/GS’s earnings or loss. Under HLBV, the Bank determines its share of CPG/GS’s earnings or loss by determining the difference between its “claim on CPG/GS’s book value” at the end of the period as compared to the beginning of the period. This claim is calculated as the amount the Bank would receive if CPG/GS were to liquidate all of its assets at recorded amounts determined in accordance with GAAP and distribute the resulting cash to the investors, PRLP and FirstBank, according to their respective priorities as provided in the contractual agreement. The Bank reports its share of CPG/GS’s operating results on a one-quarter lag basis. In addition, as a result of using HLBV, the difference between the Bank’s investment in CPG/GS and its claim on the book value of CPG/GS at the date of the investment, known as the basis difference, is amortized over the estimated life of the investment, or five years.  CPG/GS records its loans receivable under the fair value option. Equity in loss of unconsolidated entity for the nine month period ended September 30, 2014 of $7.3 million includes $1.8 million related to the amortization of the basis differential, compared to equity in loss of unconsolidated entity of $10.8 million for the first nine months of 2013. The loss recorded in 2014 reduced to zero the carrying amount of the Bank’s investment in CPG/GS. No negative investment needs to be reported as the Bank has no legal obligation or commitment to provide further financial support to this entity; thus, no further losses will be recorded on this investment. Any potential increase in the carrying value of the investment in CPG/GS, under the HLBV method, would depend upon how better off the Bank is at the end of the period than it was at the beginning of the period after the waterfall calculation performed to determine the amount of gain allocated to the investors.

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

During 2012, CPG/GS repaid the outstanding balance of the advance facility to fund unfunded commitments, and the funds became available to redraw under a one-time revolver agreement. These loans bear variable interest at 30-day LIBOR plus 300 basis points. As of September 30, 2014, the carrying value of the revolver agreement and working capital line was $37.6 million and $0, respectively, which was included in the Corporation's commercial and industrial loans held for investment portfolio.

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

The following table shows summarized unaudited income statement information of CPG/GS for the quarters and nine-month periods ended September 30, 2014 and 2013:

	Quarter Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Revenues, including net realized gains on sale of
investments in loans and OREO	$375	$526	$3,244	$2,245
Gross (loss) profit	$(2,347)	$(2,889)	$(4,310)	$(6,557)
Net loss	$(2,976)	$(3,709)	$(7,778)	$(1,516)

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

The changes in servicing assets are shown below:

	Quarter ended		Nine-Month period ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$22,270	$19,979	$21,987	$17,524
Capitalization of servicing assets	1,075	2,653	3,144	6,467
Amortization	(772)	(765)	(2,345)	(2,351)
Adjustment to fair value	(46)	32	(226)	589
Other (1)	(24)	(14)	(57)	(344)
Balance at end of period	$22,503	$21,885	$22,503	$21,885

(1)	Amount represents the adjustment to fair value related to the repurchase of loans serviced for others.

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

Changes in the impairment allowance related to servicing assets were as follows:

	Quarter ended		Nine-Month Period Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$392	$115	$212	$672
Temporary impairment charges	53	32	296	147
OTTI of servicing assets	(385)	-	(385)	-
Recoveries	(7)	(64)	(70)	(736)
Balance at end of period	$53	$83	$53	$83

The components of net servicing income are shown below:

	Quarter ended		Nine-Month Period Ended
	September 30,		September 30,
	2014	2013	2014	2013

	(In thousands)
Servicing fees	$1,738	$1,900	$5,098	$5,513
Late charges and prepayment penalties	177	101	518	532
Adjustment for loans repurchased	(24)	(14)	(57)	(344)
Other (1)	(197)	(273)	(1,244)	(421)
Servicing income, gross	1,694	1,714	4,315	5,280
Amortization and impairment of servicing assets	(818)	(733)	(2,571)	(1,762)
Servicing income, net	$876	$981	$1,744	$3,518

(1)	Mainly consisted of compensatory fees imposed by GSEs and losses related to representations and warranties.

The Corporation’s servicing assets are subject to prepayment and interest rate risks. Key economic assumptions used in determining the fair value at the time of sale ranged as follows:

	Maximum	Minimum
Nine-Month Period Ended September 30, 2014:
Constant prepayment rate:
Government guaranteed mortgage loans	9.6%	9.1%
Conventional conforming mortgage loans	9.4%	8.9%
Conventional non-conforming mortgage loans	13.8%	12.7%
Discount rate:
Government guaranteed mortgage loans	11.5%	11.5%
Conventional conforming mortgage loans	9.5%	9.5%
Conventional non-conforming mortgage loans	13.9%	13.8%

Nine-Month Period Ended September 30, 2013:
Constant prepayment rate:
Government guaranteed mortgage loans	10.5%	9.1%
Conventional conforming mortgage loans	10.9%	9.2%
Conventional non-conforming mortgage loans	14.3%	13.0%
Discount rate:
Government guaranteed mortgage loans	12.0%	11.5%
Conventional conforming mortgage loans	10.0%	9.5%
Conventional non-conforming mortgage loans	14.3%	13.8%

     As of September 30, 2014, fair values of the Corporation’s servicing assets were based on a valuation model that incorporates market driven assumptions regarding discount rates and mortgage prepayment rates, adjusted by the particular characteristics of the Corporation’s servicing portfolio. The weighted-averages of the key economic assumptions used by the Corporation in its valuation model and the sensitivity of the current aggregate fair value to immediate 10% and 20% adverse changes in those assumptions for mortgage loans as of September 30, 2014 were as follows:

(Dollars in thousands)
Carrying amount of servicing assets	$22,503
Fair value	$25,565
Weighted-average expected life (in years)	9.15

Constant prepayment rate (weighted-average annual rate)	9.71%
Decrease in fair value due to 10% adverse change	$934
Decrease in fair value due to 20% adverse change	$1,812

Discount rate (weighted-average annual rate)	10.63%
Decrease in fair value due to 10% adverse change	$1,085
Decrease in fair value due to 20% adverse change	$2,087

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

NOTE 13 – DEPOSITS

The following table summarizes deposit balances:
	September 30,	December 31,
	2014	2013
	(In thousands)

Type of account:
Non-interest bearing checking accounts	$862,422	$851,212
Savings accounts	2,506,127	2,334,831
Interest-bearing checking accounts	1,057,775	1,167,480
Certificates of deposit	2,213,070	2,384,378
Brokered CDs	3,063,780	3,142,023
	$9,703,174	$9,879,924

Brokered CDs mature as follows:

September 30,
2014
(In thousands)

Three months or less	$476,868
Over three months to six months	372,529
Over six months to one year	949,776
One to three years	1,114,067
Three to five years	114,523
Over five years	36,017
Total	$3,063,780

The following are the components of interest expense on deposits:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)

Interest expense on deposits	$17,705	$19,541	$53,969	$64,821
Amortization of broker placement fees	1,639	1,912	5,140	6,094
Interest expense on deposits	$19,344	$21,453	$59,109	$70,915

NOTE 14 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (repurchase agreements) consist of the following:

	September 30,	December 31,
	2014 (1)	2013
	(Dollars in thousands)

Repurchase agreements, interest rates ranging from 2.45% to 4.50%
(December 31, 2013 - 2.45% to 3.32%)	$900,000	$900,000

(1)

As of September 30, 2014, includes $800 million with an average rate of 3.07% that lenders have the right to call before their contractual maturities at various dates beginning on October 9, 2014. Subsequent to September 30, 2014, no lender has exercised its call option on repurchase agreements. In addition, $600 million of the $900 million is tied to variable rates.

Repurchase agreements mature as follows:

September 30, 2014
(In thousands)

Over one year to three years	$600,000
Three to five years	300,000
Total	$900,000

As of September 30, 2014 and December 31, 2013, the securities underlying such agreements were delivered to the dealers with which the repurchase agreements were transacted.

Repurchase agreements as of September 30, 2014, grouped by counterparty, were as follows:

(Dollars in thousands)		Weighted-Average
Counterparty	Amount	Maturity (In Months)

Citigroup Global Markets	$300,000	25
JP Morgan Chase	200,000	29
Dean Witter / Morgan Stanley	100,000	37
Credit Suisse First Boston	300,000	39
	$900,000

NOTE 15 – ADVANCES FROM THE FEDERAL HOME LOAN BANK (FHLB)

The following is a summary of the advances from the FHLB:

	September 30,	December 31,
	2014	2013

	(Dollars in thousands)
Fixed-rate advances from FHLB, with a weighted-
average interest rate of 1.17% (December 31, 2013 - 1.07%)	$325,000	$300,000

Advances from FHLB mature as follows:

September 30,
2014
(In thousands)

Over one year to three years	300,000
Over three years	25,000
Total	$325,000

As of September 30, 2014, the Corporation had additional capacity of approximately $371.8 million on this credit facility based on collateral pledged at the FHLB, including a haircut reflecting the perceived risk associated with holding the collateral.

NOTE 16 – OTHER BORROWINGS

 Other borrowings consist of:

	September 30,	December 31,
	2014	2013
	(In thousands)
Junior subordinated debentures due in 2034,
interest-bearing at a floating rate of 2.75%
over 3-month LIBOR (2.98% as of September 30, 2014
and 2.99% as of December 31, 2013)	$103,093	$103,093
Junior subordinated debentures due in 2034,
interest-bearing at a floating rate of 2.50%
over 3-month LIBOR (2.73% as of September 30, 2014
and 2.75% as of December 31, 2013)	128,866	128,866
	$231,959	$231,959

NOTE 17 – STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2014 and December 31, 2013, the Corporation had 2,000,000,000 authorized shares of common stock with a par value of $0.10 per share. As of September 30, 2014 and December 31, 2013, there were 213,642,311 and 207,635,157 shares issued, respectively, and 212,977,588 and 207,068,978 shares outstanding, respectively. On July 30, 2009, the Corporation announced the suspension of common and preferred stock dividends effective with the preferred dividend for the month of August 2009.

During the first nine months of 2014, the Corporation awarded 379,573 shares of restricted stock under the Omnibus Plan to the independent directors, subject to vesting periods ranging from one year to five years. Also in the first nine months of 2014, the Corporation granted 840,138 shares of restricted stock to certain senior officers and certain other employees. The restrictions on such restricted stock will lapse with respect to 50% over a two-year period and 50% over a three-year period. Included in the 840,138 shares of restricted stock are 653,138 shares granted to certain senior officers consistent with the requirements of TARP. In addition, in 2014, the Corporation issued 224,162 shares of common stock as increased compensation to certain executive officers. As of September 30, 2014 and December 31, 2013, there were 2,477,218 and 1,411,185 shares of unvested restricted stock outstanding, respectively. During the first nine months of 2014, 33,840 shares of restricted stock were forfeited and the restrictions on 119,838 shares of restricted stock lapsed.  Refer to Note 3 for additional details.

On September 9, 2014, the U.S. Department of Treasury announced that it would continue to wind down its investment in First BanCorp. by selling additional shares of common stock through its first pre-defined written trading plan. As of the announcement date, the U.S. Treasury held 19,680,441 shares, or approximately 9.2% of First BanCorp.’s common stock. Back in 2013, the U.S. Treasury sold 13,261,356 shares of First BanCorp.’s common stock at $6.75 per share in a registered offering.

Preferred Stock

The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1, redeemable at the Corporation’s option subject to certain terms. This stock may be issued in series and the shares of each series will have such rights and preferences as are fixed by the Board of Directors when authorizing the issuance of that particular series. As of September 30, 2014, the Corporation has five outstanding series of non-convertible, non-cumulative preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% non-cumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E.  The liquidation value per share is $25.

Effective January 17, 2012, the Corporation delisted all of its outstanding series of non-convertible, non-cumulative preferred stock from the New York Stock Exchange. The Corporation has not arranged for listing and/or registration on another national securities exchange or for quotation of the Series A through E Preferred Stock in a quotation medium.

   In the first nine months of 2014, the Corporation issued an aggregate of 4,597,121 shares of its common stock in exchange for an aggregate of 1,077,726 shares of the Corporation’s Series A through E Preferred Stock, having an aggregate liquidation value of $26.9 million. The shares of common stock were issued to holders of the Series A through E Preferred Stock in separate and unrelated transactions in reliance upon the exemption set forth in Section 3(a)(9) of the Securities Act of 1933, as amended, for securities exchanged by an issuer with existing security holders where no commission or other remuneration is paid or given directly or indirectly by the issuer for soliciting such exchange. The exchange resulted in a decrease in the carrying (liquidation) value of the Series A through E preferred stock of $26.9 million, and common stock and additional paid-in capital was increased in the amount of the fair value of the common stock issued. The Corporation recorded the par value of the shares issued as common stock ($0.10 per common share) or $0.5 million. The excess of the common stock fair value over the par value, or $23.9 million, was recorded in additional paid-in capital. The excess of the carrying amount of the shares of preferred stock over the fair value of the shares of common stock, or $1.7 million, was recorded as an increase to retained earnings and an increase in earnings per common share computation.

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

Treasury stock

   During the first nine months of 2014, the Corporation withheld an aggregate of 98,544 shares of the common stock paid to certain senior officers as additional compensation and of the restricted stock that vested during 2014 to cover employees’ payroll and income tax withholding liabilities; these shares are also held as treasury shares. As of September 30, 2014 and December 31, 2013, the Corporation had 664,723 and 566,179 shares held as treasury stock, respectively.

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

On June 30, 2013, the Puerto Rico Government approved Act No. 40 (“Act 40”), known as the “Tax Burden Adjustment and Redistribution Act”, which amended the 2011 PR Code, and Act No. 46 (“Act 46”), which enacted changes to the sales and use tax regime. The main provisions of Act 40 that impact financial institutions are:

(i)                A new national gross receipts tax that in the case of financial institutions is 1% of gross income that is not deductible for purposes of computing net taxable income and is not part of the alternative minimum tax (“AMT”).  This provision was retroactive to January 1, 2013. The national gross receipts tax expense for the quarter and nine-month period ended September 30, 2014 amounted to $1.4 million and $4.3 million, respectively, compared to $1.7 million and $4.9 million recorded for the third quarter and first nine months of 2013, respectively. This expense is included as part of “Taxes, other than income taxes” in the consolidated statement of income (loss). Subject to certain limitations, a financial institution will be able to claim a credit of 0.5% of its gross income against its regular income tax or the AMT. A benefit related to this credit of $0.7 million and $2.1 million was recorded as a reduction to the provision for income taxes in the third quarter and first nine months of 2014, respectively, compared to the benefit of $0.8 million and $2.5 million recorded in the third quarter and first nine months of 2013, respectively.

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

Significant changes to the sales and use tax regime include adjustments to the Business to Business exclusion.  The business to business exclusion applicable to services rendered from one registered business to another registered business remains in effect, except for certain services that will be taxable, including, among others, service charges imposed by financial institutions on other businesses (commercial clients), collection services, repairs and maintenance services related to real and personal property, and computer programming services, including modifications to previously designed systems.  The sales and use tax provisions were effective beginning on July 1, 2013.

    On October 14, 2013, the Governor of Puerto Rico signed into law Act No. 117 (“Act 117”) providing additional changes and transitional provisions in connection with Act 40.  In relation to the national gross receipts tax, Act 117 clarifies, among other things, that gross income subject to the special tax does not include the following:

(i)                Dividends received from a 100% controlled domestic subsidiary. During the first nine months of 2014, no dividends subject to this exception were received by any of the Corporation’s entities.

(ii)               Income attributable to a trade or business outside of Puerto Rico.

   On July 1, 2014, the Puerto Rico Government approved Act No. 77 (“Act 77”), Act for Adjustments to Tax System, which amended the 2011 PR Code.  Some of the main provisions that impact corporations follow:

(i)                Long Term Capital Gain Tax Rate is increased from 15% to 20% and Long Term Capital Treatment was amended to apply only to assets held for a period of 1 year or more (previously 6 months or more) for transactions completed after June 30, 2014. As a result of this change, the deferred tax liability related to unrealized gains of available for sale securities was increased by $0.3 million and other deferred tax assets related to capital losses were increased by $0.1 million.

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

None of these provisions of Act 77 had a material impact on the Corporation in 2014.

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

For the quarter and nine-month period ended September 30, 2014, the Corporation recorded an income tax expense of $0.1 million and $0.7 million, respectively, compared to an income tax expense of $3.7 million and $4.3 million, respectively, for the same periods in 2013. The variance in the third quarter of 2014 compared to the same period in 2013 was mainly driven by an increase of $3.1 million in 2013 to the reserve for uncertain tax positions and, to a lesser extent, lower taxable income from profitable subsidiaries. The decrease in the income tax expense for the nine-month period comparison mainly reflects a variance of $4.9 million related to adjustments to the reserve for uncertain tax positions, partially offset by the $0.3 million reduction in the national gross receipts tax credit and the impact in 2013 of a net benefit of approximately $0.5 million related to the increase in the deferred tax asset of profitable subsidiaries due to changes in statutory tax rates.

The income tax in the interim financial statements is calculated based on the income of the individual subsidiaries and the currently valid tax rates as a best possible estimate. As of September 30, 2014, the deferred tax asset, net of a valuation allowance of $505.2 million, amounted to $9.9 million compared to $7.6 million as of December 31, 2013. The decrease in the valuation allowance to $505.2 million, as of September 2014, from $522.7 million as of December 31, 2013 was mainly due to the reversal of temporary differences primarily attributable to the reduction in the allowance for loan and lease losses during the first nine months of 2014.

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

In assessing the weight of positive and negative evidence, a significant negative factor that resulted in the maintenance of the valuation allowance was that the Corporation’s banking subsidiary, FirstBank Puerto Rico, was in a three-year historical cumulative loss position as of September 30, 2014, mainly due to significant charges to the provision for loan and lease losses in prior years as a result of the economic downturn and the bulk sales of assets completed in 2013. As of September 30, 2014, the Corporation had a gross deferred tax asset of $525.4 million, including $373.6 million associated with NOLs. The Bank incurred all of the NOLs on or after 2009. As mentioned before, the Corporation maintained a valuation allowance of $505.2 million as of September 30, 2014 against the deferred tax asset. As of September 30, 2014, management concluded that $9.9 million of the deferred tax asset will be realized as it relates to profitable subsidiaries and to amounts that can be realized through future reversals of existing taxable temporary differences. To the extent the realization of a portion, or all, of the tax asset becomes “more likely than not” based on changes in circumstances (such as, improved earnings, changes in tax laws or other relevant changes), a reversal of that portion of the deferred tax asset valuation allowance will then be recorded.

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

The following table reconciles the balance of UTBs:

	Nine-Month Period Ended September 30, 2014	Nine-Month Period Ended September 30, 2013

(In thousands)

Balance beginning of the year	$4,310	$2,374
(Decrease) increase related to positions taken during prior years	(1,763)	3,102
Decrease related to settlement with taxing authorities	(2,547)	-
Balance at end of period	$-	$5,476

  As of September 30, 2014, the Corporation did not have UTBs recorded on its books. The years 2007 through 2009 were examined by IRS and disputed issues were taken to administrative appeals during 2011. Based on feasible settlement with the IRS Appeals office in June 2014, the Corporation released a portion of its reserve for uncertain tax positions, resulting in a tax benefit of approximately $1.8 million. During the month of July 2014, the Corporation reached an agreement with the IRS Appeals office. Accordingly, the remaining UTB’s recorded on the books in the amount of $2.5 million was paid to settle the resulting tax liability. Such settlement did not have an impact on the effective tax rate.

The Corporation’s liability for income taxes includes the estimate of interest not yet paid related to the settlement reached with the IRS to close the tax years 2007 through 2009 that were the subject of the IRS examination. The Corporation classifies all interest and penalties, if any, related to tax uncertainties as income tax expense. As of September 30, 2014, the Corporation’s accrued interest that relates to the IRS examination amounted to $1.4 million and there was no need to accrue for the payment of penalties. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the 2011 PR Code is 4 years; the statute of limitations for Virgin Islands and U.S. income tax purposes are each three years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For Virgin Islands and U.S income tax purposes, all tax years subsequent to 2010 remain open to examination. For Puerto Rico purposes, all tax years subsequent to 2009 remain open to examination. Tax year 2010 is currently under examination by the Puerto Rico Department of Treasury.

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

Level 2

Valuations of Level 2 assets and liabilities are based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include (i) mortgage-backed securities for which the fair value is estimated based on the value of identical or comparable assets, (ii) debt securities with quoted prices that are traded less frequently than exchange-traded instruments, and (iii) derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

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

For 2014, there were no transfers into or out of the Level 1, Level 2 or Level 3 measurement classification of the fair value hierarchy.

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

Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments for the quarter and nine-month period ended September 30, 2014 was immaterial.

The information about the estimated fair value of financial instruments required by GAAP is presented hereunder.  The fair value amounts presented do not necessarily represent management’s estimate of the underlying value of the Corporation.

Assets and liabilities measured at fair value on a recurring basis, are summarized below:

	As of September 30, 2014				As of December 31, 2013
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value

Assets:
Securities available for sale :
Equity securities	$14	$-	$-	$14	$33	$-	$-	$33
U.S. Treasury Securities	7,498	-	-	7,498	7,499	-	-	7,499
Noncallable U.S. agency debt	-	220,856	-	220,856	-	200,903	-	200,903
Callable U.S. agency debt and MBS	-	1,666,264	-	1,666,264	-	1,677,651	-	1,677,651
Puerto Rico government obligations	-	43,623	2,766	46,389	-	48,904	2,426	51,330
Private label MBS	-	-	36,116	36,116	-	-	40,866	40,866
Derivatives, included in assets:
Interest rate swap agreements	-	67	-	67	-	162	-	162
Purchased interest rate cap agreements	-	18	-	18	-	58	-	58
Forward contracts	-	17	-	17	-	174	-	174
Liabilities:
Derivatives, included in liabilities:
Interest rate swap agreements	-	2,877	-	2,877	-	3,965	-	3,965
Written interest rate cap agreement	-	18	-	18	-	58	-	58
Forward contracts	-	16	-	16	-	-	-	-

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and nine-month period ended September 30, 2014 and 2013:

	Quarter ended September 30,
	2014	2013
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale(1)	Available For Sale(1)

Beginning balance	$40,918	$48,660
Total gains or (losses) (realized/unrealized):
Included in earnings	(245)	-
Included in other comprehensive income	333	903
Principal repayments and amortization	(2,124)	(4,643)
Ending balance	$38,882	$44,920

(1)	Amounts mostly related to private label mortgage-backed securities.

	Nine-Month Period Ended September 30,
	2014	2013
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale(1)	Available For Sale(1)

Beginning balance	$43,292	$54,617
Total gains or (losses) (realized/unrealized):
Included in earnings	(245)	(117)
Included in other comprehensive income	2,026	1,763
Purchases	5,123	-
Sales	(4,855)	-
Principal repayments and amortization	(6,459)	(11,343)
Ending balance	$38,882	$44,920

(1)	Amounts mostly related to private label mortgage-backed securities.

The table below presents qualitative information for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2014:

	September 30, 2014
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range

Investment securities available-for-sale:

Private label MBS	$36,116	Discounted cash flow	Discount rate	14.5%
			Prepayment rate	19.21% -100% (Weighted Average 31%)
			Projected cumulative loss rate	0.94% -80.00% (Weighted Average 7.6%)
Puerto Rico Government Obligations	2,766	Discounted cash flow	Prepayment speed	5.57%

Information about Sensitivity to Changes in Significant Unobservable Inputs

Private label MBS: The significant unobservable inputs in the valuation include probability of default, the loss severity assumption and prepayment rates. Shifts in those inputs would result in different fair value measurements. Increases in the probability of default, loss severity assumptions, and prepayment rates in isolation would generally result in an adverse effect on the fair value of the instruments. Meaningful and possible shifts of each input were modeled to assess the effect on the fair value estimation.

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

    The tables below summarize changes in unrealized gains and losses recorded in earnings for the quarters and nine-month periods ended September 30, 2014 and 2013 for Level 3 assets and liabilities that are still held at the end of each period:

	Changes in Unrealized Losses	Changes in Unrealized Losses
	Quarter ended September 30, 2014	Quarter ended September 30, 2013
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale	Available For Sale

Changes in unrealized losses relating to assets still held at reporting date:
Net impairment losses on available-for-sale investment securities (credit component)	$(245)	$-

	Changes in Unrealized Losses	Changes in Unrealized Losses
	Nine-Month Period Ended September 30, 2014	Nine-Month Period Ended September 30, 2013
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale	Available For Sale

Changes in unrealized losses relating to assets still held at reporting date:
Net impairment losses on available-for-sale investment securities (credit component)	$(245)	$(117)

Additionally, fair value is used on a nonrecurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost or market accounting (e.g., loans held for sale carried at the lower-of-cost or fair value and repossessed assets) or write downs of individual assets (e.g., goodwill, loans).

As of September 30, 2014, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of September 30, 2014			(Losses) Gain recorded for the Quarter Ended September 30, 2014	(Losses) Gain recorded for the Nine Month Period Ended September 30, 2014
	Level 1	Level 2	Level 3
	(In thousands)

Loans receivable (1)	$-	$-	$461,882	$(6,495)	$(30,376)
OREO (2)	-	-	112,803	(2,287)	(10,544)
Mortgage servicing rights (3)	-	-	22,503	(46)	(226)
Loans Held For Sale (4)	-	-	54,641	-	-

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

(2)

The fair value was derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates and net operating income of income producing properties) which are not market observable.  Losses were related to market valuation adjustments after the transfer of the loans to the OREO portfolio.

(3)

Fair value adjustments to mortgage servicing rights were mainly due to assumptions associated with mortgage prepayment rates. The Corporation carries its mortgage servicing rights at the lower of cost or market, measured at fair value on a non-recurring basis.  Assumptions for the value of mortgage servicing rights include:  Prepayment rate 9.71%, Discount Rate 10.63%.

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

As of September 30, 2013, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of September 30, 2013			(Losses) Gain recorded for the Quarter Ended September 30, 2013	(Losses) Gain recorded for the Nine-Month Period Ended September 30, 2013
	Level 1	Level 2	Level 3
	(In thousands)

Loans receivable (1)	$-	$-	$450,267	$(7,034)	$(24,431)
OREO (2)	-	-	133,284	(4,479)	(15,505)
Mortgage servicing rights (3)	-	-	21,885	32	589
Loans Held For Sale (4)	-	-	80,234	(397)	(10,073)

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

(2)

The fair value was derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates and net operating income of income producing properties) which are not market observable.  Losses were related to market valuation adjustments after the transfer of the loans to the OREO portfolio.

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

Qualitative information regarding the fair value measurements for Level 3 financial instruments are as follows:

September 30, 2014
	Method	Inputs
Loans	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors
OREO	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors
Mortgage servicing rights	Discounted Cash Flow	Weighted average prepayment rate 9.71%; weighted average discount rate 10.63%

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

Loans receivable, including loans held for sale

 The fair value of loans held for investment and for mortgage loans held for sale was estimated using discounted cash flow analyses, based on interest rates currently being offered for loans with similar terms and credit quality and with adjustments that the Corporation’s management believes a market participant would consider in determining fair value. Loans were classified by type, such as commercial, residential mortgage, and automobile. These asset categories were further segmented into fixed- and adjustable-rate categories.  Valuations are carried out based on categories and not on a loan-by-loan basis.  The fair values of performing fixed-rate and adjustable-rate loans were calculated by discounting expected cash flows through the estimated maturity date. This fair value is not currently an indication of an exit price as that type of assumption could result in a different fair value estimate. The fair value of credit card loans was estimated using a discounted cash flow method and excludes any value related to a customer account relationship. Other loans with no stated maturity, like credit lines, were valued at book value. Prepayment assumptions were considered for non-residential loans. For residential mortgage loans, prepayment estimates were based on a prepayments model that combined both a historical calibration and current market prepayment expectations.  Discount rates were based on the Treasury and LIBOR/Swap Yield Curves at the date of the analysis, and included appropriate adjustments for expected credit losses and liquidity. For impaired collateral dependent loans, the impairment was primarily measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observable transactions involving similar assets in similar locations.  The market valuation of the loans acquired from Doral in the second quarter of 2014 was derived from a model that utilizes relevant assumptions such as prepayment rate, default rate, and loss severity on a loan level basis. The cash flows were modeled using a static cash flow analysis discounted by yields observed in the secondary market and in combination with prepayment forecasts. Loss assumptions were driven by the combination of default and loss severity estimates, taking into account loan credit characteristics (loan-to-value, Puerto Rico market, loan type, delinquency status, loan terms, and other), with higher default rates applied to loans acquired with evidence of credit deterioration.

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

    The fair value of the CDs is computed using the outstanding principal amount. The discount rates used were based on brokered CD market rates as of September 30, 2014.  The fair value does not incorporate the risk of nonperformance, since interests in brokered CDs are generally sold by brokers in amounts of less than $250,000 and, therefore, are insured by the FDIC.

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

The following table presents the estimated fair value and carrying value of financial instruments as of September 30, 2014 and December 31, 2013:

	Total Carrying Amount in Statement of Financial Condition September 30, 2014	Fair Value Estimate September 30, 2014	Level 1	Level 2	Level 3

	(In thousands)

Assets:
Cash and due from banks and money
market investments	$969,995	$969,995	$969,995	$-	$-
Investment securities available
for sale	1,977,137	1,977,137	7,512	1,930,743	38,882
Other equity securities	25,752	25,752	-	25,752	-
Loans held for sale	80,014	80,937	-	26,296	54,641
Loans, held for investment	9,315,402
Less: allowance for loan and lease losses	(225,434)
Loans held for investment, net of allowance	$9,089,968	8,853,184	-	-	8,853,184
Derivatives, included in assets	102	102	-	102	-

Liabilities:
Deposits	9,703,174	9,702,567	-	9,702,567	-
Securities sold under agreements to repurchase	900,000	964,946	-	964,946	-
Advances from FHLB	325,000	323,656	-	323,656	-
Other borrowings	231,959	137,127	-	-	137,127
Derivatives, included in liabilities	2,911	2,911	-	2,911	-

	Total Carrying Amount in Statement of Financial Condition December 31, 2013	Fair Value Estimate December 31, 2013	Level 1	Level 2	Level 3

	(In thousands)

Assets:
Cash and due from banks and money
market investments	$655,671	$655,671	$655,671	$-	$-
Investment securities available
for sale	1,978,282	1,978,282	7,532	1,927,458	43,292
Other equity securities	28,691	28,691	-	28,691	-
Loans held for sale	75,969	76,684	-	21,883	54,801
Loans, held for investment	9,636,170
Less: allowance for loan and lease losses	(285,858)
Loans held for investment, net of allowance	$9,350,312	9,127,234	-	-	9,127,234
Derivatives, included in assets	394	394	-	394	-

Liabilities:
Deposits	9,879,924	9,898,615	-	9,898,615	-
Securities sold under agreements to repurchase	900,000	976,151	-	976,151	-
Advances from FHLB	300,000	297,523	-	297,523	-
Other borrowings	231,959	106,772	-	-	106,772
Derivatives, included in liabilities	4,023	4,023	-	4,023	-

NOTE 20 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Nine-Month Period Ended September 30,
	2014	2013
	(In thousands)

Cash paid for:
Interest on borrowings	$76,975	$93,373
Income tax	6,427	3,508
Non-cash investing and financing activities:
Additions to other real estate owned	19,313	54,937
Additions to auto and other repossessed assets	69,409	52,146
Capitalization of servicing assets	3,144	6,467
Loan securitizations	144,569	300,241
Loans held for investment transferred to held for sale	-	181,620
Preferred stock exchanged for new common stock issued:
Preferred stock exchanged (Series A through E)	26,022	-
New common stock issued	24,363	-

NOTE 21 – SEGMENT INFORMATION

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico.  As of September 30, 2014, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations, and Virgin Islands Operations.  Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Others factors such as the Corporation’s organizational chart, nature of the products, distribution channels, and the economic characteristics of the product were also considered in the determination of the reportable segments.

The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services for large customers represented by specialized and middle-market clients and the public sector. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and floor plan financings, as well as other products, such as cash management and business management services. The Mortgage Banking segment consists of the origination, sale, and servicing of a variety of residential mortgage loans. The Mortgage Banking segment also acquires and sells mortgages in the secondary markets.  In addition, the Mortgage Banking segment includes mortgage loans purchased from other local banks and mortgage bankers.  The Consumer (Retail) Banking segment consists of the Corporation’s consumer lending and deposit-taking activities conducted mainly through its branch network and loan centers. The Treasury and Investments segment is responsible for the Corporation’s investment portfolio and treasury functions executed to manage and enhance liquidity.  This segment lends funds to the Commercial and Corporate Banking, Mortgage Banking and Consumer (Retail) Banking segments to finance their lending activities and borrows from those segments and from the United States Operations segment.  The Consumer (Retail) Banking and the United States Operations segments also lend funds to other segments. The interest rates charged or credited by Treasury and Investments, the Consumer (Retail) Banking and the United States Operations segments are allocated based on market rates. The difference between the allocated interest income or expense and the Corporation’s actual net interest income from centralized management of funding costs is reported in the Treasury and Investments segment. The United States Operations segment consists of all banking activities conducted by FirstBank in the United States mainland, including commercial and retail banking services.  The Virgin Islands Operations segment consists of all banking activities conducted by the Corporation in the USVI and BVI, including commercial and retail banking services.

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

The following table presents information about the reportable segments:

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended September 30, 2014:
Interest income	$30,038	$52,725	$39,737	$12,335	$11,541	$10,286	$156,662
Net (charge) credit for transfer of funds	(9,541)	4,162	(3,354)	5,601	3,132	-	-
Interest expense	-	(5,902)	-	(17,323)	(4,855)	(888)	(28,968)
Net interest income	20,497	50,985	36,383	613	9,818	9,398	127,694
(Provision) release for loan and lease losses	(5,261)	(18,634)	(8,900)	-	6,791	(995)	(26,999)
Non-interest income (loss)	3,643	9,409	1,104	(190)	621	1,587	16,174
Direct non-interest expenses	(9,896)	(31,670)	(10,265)	(1,481)	(6,015)	(11,118)	(70,445)
Segment income (loss)	$8,983	$10,090	$18,322	$(1,058)	$11,215	$(1,128)	$46,424

Average earnings assets	$2,189,861	$2,021,207	$3,398,113	$2,676,556	$958,790	$672,392	$11,916,919

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended September 30, 2013:
Interest income	$27,307	$57,967	$43,085	$14,801	$9,201	$9,842	$162,203
Net (charge) credit for transfer of funds	(8,948)	771	(3,294)	9,223	2,248	-	-
Interest expense	-	(6,933)	-	(18,330)	(5,088)	(947)	(31,298)
Net interest income	18,359	51,805	39,791	5,694	6,361	8,895	130,905
(Provision) release for loan and lease losses	(6,040)	(15,190)	(4,516)	-	2,473	1,078	(22,195)
Non-interest income (loss)	4,812	9,261	1,133	(1,390)	281	1,871	15,968
Direct non-interest expenses	(10,073)	(30,954)	(14,039)	(3,022)	(6,847)	(10,192)	(75,127)
Segment income	$7,058	$14,922	$22,369	$1,282	$2,268	$1,652	$49,551

Average earnings assets	$1,981,707	$2,086,403	$3,842,877	$2,666,427	$766,405	$665,812	$12,009,631

	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Nine-month period ended September 30, 2014:
Interest income	$83,230	$163,406	$122,861	$41,906	$33,316	$30,937	$475,656
Net (charge) credit for transfer of funds	(26,823)	11,933	(9,402)	15,985	8,307	-	-
Interest expense	-	(18,580)	-	(50,867)	(14,507)	(2,781)	(86,735)
Net interest income	56,407	156,759	113,459	7,024	27,116	28,156	388,921
(Provision) release for loan and lease losses	(12,734)	(58,604)	(36,424)	-	23,231	(1,127)	(85,658)
Non-interest income	9,446	30,044	4,021	207	1,773	5,244	50,735
Direct non-interest expenses	(30,068)	(95,195)	(37,537)	(4,121)	(20,504)	(28,806)	(216,231)
Segment income	$23,051	$33,004	$43,519	$3,110	$31,616	$3,467	$137,767

Average earnings assets	$2,059,427	$1,953,726	$3,731,842	$2,700,429	$896,667	$666,279	$12,008,370

	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Nine-month period ended September 30, 2013:
Interest income	$82,996	$174,210	$128,890	$38,845	$26,905	$31,252	$483,098
Net (charge) credit for transfer of funds	(28,850)	(948)	(11,034)	33,738	7,094	-	-
Interest expense	-	(20,774)	-	(60,305)	(16,788)	(2,945)	(100,812)
Net interest income	54,146	152,488	117,856	12,278	17,211	28,307	382,286
(Provision) release for loan and lease losses	(83,572)	(37,513)	(96,848)	-	4,907	(7,756)	(220,782)
Non-interest income (loss)	9,400	29,558	3,922	(67,123)	1,168	5,899	(17,176)
Direct non-interest expenses	(38,291)	(90,820)	(45,620)	(6,977)	(21,101)	(34,686)	(237,495)
Segment (loss) income	$(58,317)	$53,713	$(20,690)	$(61,822)	$2,185	$(8,236)	$(93,167)

Average earnings assets	$2,057,792	$1,970,184	$4,067,908	$2,710,260	$731,143	$666,989	$12,204,276

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income (loss):

Total income (loss) for segments and other	$46,424	$49,551	$137,767	$(93,167)
Other non-interest (loss) income (1)	-	(5,908)	(7,280)	(10,798)
Other operating expenses (2)	(23,159)	(24,027)	(68,303)	(70,992)
Income (loss) before income taxes	23,265	19,616	62,184	(174,957)
Income tax expense	(64)	(3,676)	(675)	(4,319)
Total consolidated net income (loss)	$23,201	$15,940	$61,509	$(179,276)

Average assets:

Total average earning assets for segments	$11,916,919	$12,009,631	$12,008,370	$12,204,276
Other average earning assets (1)	-	18,382	2,216	19,983
Average non-earning assets	650,624	558,349	654,845	641,427
Total consolidated average assets	$12,567,543	$12,586,362	$12,665,431	$12,865,686

(1)	The activities related to the Bank's equity interest in CPG/GS are presented as an Other non-interest income (loss) and as Other average earning assets in the table above.
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

NOTE 22 – REGULATORY MATTERS, COMMITMENTS AND CONTINGENCIES

The Corporation is subject to various regulatory capital requirements imposed by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements and operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets and liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgment and adjustment by the regulators with respect to minimum capital requirements, components, risk weightings and other factors.

Capital standards established by regulations require the Corporation to maintain minimum amounts and ratios for Leverage (Tier 1 capital to average total assets) and ratios of Tier 1 Capital to Risk-Weighted Assets and Total Capital to Risk-Weighted Assets as defined in the regulations. The total amount of risk-weighted assets is computed by applying risk-weighting factors to the Corporation’s assets and certain off-balance sheet items, which generally vary from 0% to 100% depending on the nature of the asset. As discussed below in this note, the regulatory capital requirements will begin to change on January 1, 2015.

Effective June 2, 2010, FirstBank, by and through its Board of Directors, entered into a Consent Order (the “FDIC Order”) with the FDIC and OCIF. The FDIC Order provides for various things, including (among other things) the following: (1) having and retaining qualified management; (2) increased participation in the affairs of FirstBank by its Board of Directors; (3) development and implementation by FirstBank of a capital plan to attain a leverage ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 10% and a total risk-based capital ratio of at least 12%; (4) adoption and implementation of strategic, liquidity and fund management and profit and budget plans and related projects within certain timetables set forth in the FDIC Order and on an ongoing basis; (5) adoption and implementation of plans for reducing FirstBank’s positions in certain classified assets and delinquent and non-accrual loans within timeframes set forth in the FDIC Order; (6) refraining from lending to delinquent or classified borrowers already obligated to FirstBank on any extensions of credit so long as such credit remains uncollected, except where FirstBank’s failure to extend further credit to a particular borrower would be detrimental to the best interests of FirstBank, and any such additional credit is approved by FirstBank’s Board of Directors; (7) refraining from accepting, increasing, renewing or rolling over brokered CDs without the prior written approval of the FDIC; (8) establishment of a comprehensive policy and methodology for determining the allowance for loan and lease losses and the review and revision of FirstBank’s loan policies, including the non-accrual policy; and (9) adoption and implementation of adequate and effective programs of independent loan review, appraisal compliance, and an effective policy for managing FirstBank’s sensitivity to interest rate risk. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the FDIC Order. Although all of FirstBank’s regulatory capital ratios exceeded the minimum capital ratios for “well capitalized” levels, as well as the minimum capital ratios required by the FDIC Order, as of September 30, 2014, FirstBank cannot be treated as a “well capitalized” institution under regulatory guidance because it is operating under the FDIC Order.

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

In addition to the Capital Plan, the Corporation has submitted to its regulators a liquidity and brokered CD plan, including a contingency funding plan, a non-performing asset reduction plan, a budget and profit plan, a strategic plan, and a plan for the reduction of classified and special mention assets.  As of September 30, 2014, the Corporation had completed all of the items included in the Capital Plan and is continuing to work on reducing non-performing loans.  Further, the Corporation has reviewed and enhanced the Corporation’s loan review program, various credit policies, the Corporation’s treasury and investment policy, the Corporation’s asset classification and allowance for loan and lease losses and non-accrual policies, the Corporation’s charge-off policy and the Corporation’s appraisal program. The Regulatory Agreements also require the submission to the regulators of quarterly progress reports.

The FDIC Order imposes no other restrictions on FirstBank’s products or services offered to customers, nor does it or the Written Agreement impose any type of penalties or fines upon FirstBank or the Corporation. Concurrent with the FDIC Order, the FDIC has granted FirstBank temporary waivers to enable it to continue accessing the brokered CD market through March 31, 2015. FirstBank will request approvals for future periods, although no assurance can be given that future approvals will be given.

In July 2013, U.S. banking regulators approved a revised regulatory capital framework for U.S. banking organizations (the “Basel 3 rules”) that is based on international regulatory capital requirements adopted by the Basel Committee on Banking Supervision over the past several years. The Basel 3 rules introduce new minimum capital ratios and capital conservation buffer requirements, change the composition of regulatory capital, require a number of new adjustments to and deductions from regulatory capital, and introduce a new “Standardized Approach” for the calculation of risk-weighted assets that will replace the risk-weighting requirements under the current U.S. regulatory capital rules. The new minimum regulatory capital requirements and the Standardized Approach for the calculation of risk-weighted assets will become effective for the Corporation and FirstBank on January 1, 2015. The capital conservation buffer requirements, and the regulatory capital adjustments and deductions under the Basel 3 rules will be phased-in over several years ending on December 31, 2018.

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

The Corporation’s total capital, Tier I and leverage ratios as of September 30, 2014 were 18.57%, 17.30% and 12.34%, respectively. Meanwhile, the total capital, Tier I capital, and leverage ratios as of September 30, 2014 of the banking subsidiary, FirstBank Puerto Rico, were 18.21%, 16.95% and 12.10%, respectively.

The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and commitments to sell mortgage loans at fair value. As of September 30, 2014, commitments to extend credit amounted to approximately $1.1 billion, of which $648.4 million relates to credit card loans.  Commercial and Financial standby letters of credit amounted to approximately $47.0 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses.  For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements.  In the case of credit cards and personal lines of credit, the Corporation can cancel the unused credit facility at any time and without cause. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with prospective borrowers.

As of September 30, 2014, First BanCorp and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. Management believes that the final disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on the Corporation’s financial position, results of operations or cash flows.

NOTE 23 – FIRST BANCORP. (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

The following condensed financial information presents the financial position of the Holding Company only as of September 30, 2014 and December 31, 2013 and the results of its operations for the quarters and nine-month periods ended September 30, 2014 and 2013.

Statements of Financial Condition

	As of September 30,	As of December 31,
	2014	2013
	(In thousands)

Assets
Cash and due from banks	$29,990	$31,957
Money market investments	6,111	6,111
Investment securities available for sale, at market:
Equity investments	14	33
Other investment securities	285	285
Loans held for investment, net	333	356
Investment in First Bank Puerto Rico, at equity	1,516,603	1,403,612
Investment in First Bank Insurance Agency, at equity	11,537	9,834
Investment in FBP Statutory Trust I	3,093	3,093
Investment in FBP Statutory Trust II	3,866	3,866
Other assets	4,683	4,101
Total assets	$1,576,515	$1,463,248
Liabilities and Stockholders' Equity
Liabilities:
Other borrowings	$231,959	$231,959
Accounts payable and other liabilities	20,399	15,431
Total liabilities	252,358	247,390
Stockholders' equity	1,324,157	1,215,858
Total liabilities and stockholders' equity	$1,576,515	$1,463,248

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)

Income:
Interest income on money market investments	$5	$5	$15	$16
Other income	55	54	163	178
	60	59	178	194
Expense:
Notes payable and other borrowings	1,818	1,790	5,365	5,299
Other operating expenses	693	2,484	1,967	5,093
	2,511	4,274	7,332	10,392
Impairment on equity securities	-	-	-	(42)
Loss before income taxes and equity
in undistributed earnings (losses) of subsidiaries	(2,451)	(4,215)	(7,154)	(10,240)
Income tax benefit (provision)	1	-	(3)	-
Equity in undistributed earnings (losses) of subsidiaries	25,651	20,155	68,666	(169,036)

Net income (loss)	$23,201	$15,940	$61,509	$(179,276)

Other Comprehensive (loss) income, net of tax	(5,916)	(18,343)	44,413	(86,917)
Comprehensive income (loss)	$17,285	$(2,403)	$105,922	$(266,193)

NOTE 24 – SUBSEQUENT EVENTS

On October 2, 2014, the Corporation’s banking subsidiary, FirstBank Puerto Rico, entered into a Mortgage Loan Purchase and Sale and Interim Servicing Agreement (the “Purchase Agreement”) with Doral Bank, a wholly-owned subsidiary of Doral Financial Corporation. Pursuant to the Purchase Agreement, FirstBank purchased on October 3, 2014 (the “Closing Date”) all rights, title and interests in certain performing residential mortgage loans (the “Mortgage Loans”) with approximately $192.6 million in outstanding unpaid principal balance.

As consideration for the purchase of the Mortgage Loans, FirstBank paid approximately $192.7 million in cash (the “Purchase Price”), less a holdback of $1.3 million which was deposited into escrow to cover certain representations and warranties made by Doral Bank with respect to the Mortgage Loans. Under the terms of the Purchase Agreement, FirstBank is entitled to a period of 90 days after the Closing Date for postclosing analysis of the Mortgages Loans, during which period FirstBank may provide notice to Doral Bank of any Mortgage Loan that does not conform to Doral Bank’s representations and warranties under the Purchase Agreement (a “Defective Mortgage Loan”). Doral Bank may, in its sole discretion, elect to (i) cure the Defective Mortgage Loan, (ii) substitute the Defective Mortgage Loan with a mortgage in an amount equal to or greater than the unpaid principal balance and with a similar maturity date, or (iii) repurchase the Defective Mortgage Loan. Doral Bank’s obligation to substitute or repurchase Defective Mortgage Loans in connection with the Purchase Agreement is limited to an amount not greater than $8 million.

The Corporation incurred $0.7 million in professional service fees during the third quarter of 2014 specifically related to this transaction.

The Mortgage Loans are being sold to FirstBank on a servicing-released basis. Doral Bank will continue to service the Mortgage Loans for an interim period.

The Corporation has performed an evaluation of all other events subsequent to September 30, 2014; management has determined that there are no other events occurring in this period that require disclosure in or adjustment to the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

SELECTED FINANCIAL DATA
	Quarter ended		Nine-Month Period Ended
(In thousands, except for per share and financial ratios)	September 30,		September 30,
	2014	2013	2014	2013
Condensed Income Statements:
Total interest income	$156,662	$162,203	$475,656	$483,098
Total interest expense	28,968	31,298	86,735	100,812
Net interest income	127,694	130,905	388,921	382,286
Provision for loan and lease losses	26,999	22,195	85,658	220,782
Non-interest income (loss)	16,174	10,060	43,455	(27,974)
Non-interest expenses	93,604	99,154	284,534	308,487
Income (loss) before income taxes	23,265	19,616	62,184	(174,957)
Income tax expense	(64)	(3,676)	(675)	(4,319)
Net income (loss)	23,201	15,940	61,509	(179,276)
Net income (loss) attributable to common stockholders	23,201	15,940	63,168	(179,276)
Per Common Share Results:
Net earnings (loss) per share basic	$0.11	$0.08	$0.30	$(0.87)
Net earnings (loss) per share diluted	$0.11	$0.08	$0.30	$(0.87)
Cash dividends declared	$-	$-	$-	$-
Average shares outstanding	210,466	205,579	208,151	205,512
Average shares outstanding diluted	212,359	207,316	209,811	205,512
Book value per common share	$6.05	$5.59	$6.05	$5.59
Tangible book value per common share (1)	$5.81	$5.32	$5.81	$5.32
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	0.73	0.50	0.65	(1.86)
Interest Rate Spread (2)	4.07	4.15	4.17	3.94
Net Interest Margin (2)	4.25	4.34	4.35	4.15
Return on Average Total Equity	7.01	5.19	6.43	(17.65)
Return on Average Common Equity	7.21	5.47	6.69	(18.51)
Average Total Equity to Average Total Assets	10.44	9.68	10.10	10.56
Tangible common equity ratio (1)	9.82	8.65	9.82	8.65
Dividend payout ratio	-	-	-	-
Efficiency ratio (3)	65.06	70.34	65.81	87.07
Asset Quality:
Allowance for loan and lease losses to total loans held for investment	2.42	3.04	2.42	3.04
Net charge-offs (annualized) to average loans (4) (5) (6)	1.80	1.41	2.04	4.97
Provision for loan and lease losses to net charge-offs (7) (8)	63.17	65.54	58.64	60.19
Non-performing assets to total assets (6)	5.89	5.68	5.89	5.68
Non-performing loans held for investment to total loans held for investment (8)	6.01	5.24	6.01	5.24
Allowance to total non-performing loans held for investment	40.29	58.06	40.29	58.06
Allowance to total non-performing loans held for investment
excluding residential real estate loans	60.20	81.20	60.20	81.20
Other Information:
Common Stock Price: End of period	$4.75	$5.68	$4.75	$5.68

	As of September 30, 2014	As of December 31, 2013
Balance Sheet Data:
Loans, including loans held for sale	$9,395,416	$9,712,139
Allowance for loan and lease losses	225,434	285,858
Money market and investment securities	2,019,846	2,208,342
Intangible assets	51,143	54,866
Deferred tax asset, net	9,853	7,644
Total assets	12,643,280	12,656,925
Deposits	9,703,174	9,879,924
Borrowings	1,456,959	1,431,959
Total preferred equity	36,104	63,047
Total common equity	1,322,376	1,231,547
Accumulated other comprehensive loss, net of tax	(34,323)	(78,736)
Total equity	1,324,157	1,215,858

______________
(1)	Non-GAAP measure. Refer to "Capital" discussion below for additional information about the components and a reconciliation of these measures.
(2)	On a tax-equivalent basis and excluding the changes in fair value of derivative instruments (see "Net Interest Income" discussion below for a reconciliation of this non-GAAP measure).
(3)	Non-interest expense to the sum of net interest income and non-interest income. The denominator includes non-recurring income and changes in the fair value of derivative instruments.
(4)

The net charge-offs to average loans ratio, excluding the impact associated with the acquisition of mortgage loans from Doral Financial Corporation, was 1.94% for the nine-month period ended September 30, 2014.

(5)

The net charge-offs to average loans ratio, excluding the impact associated with the bulk sales of assets and the transfer of loans to held for sale in 2013, was 1.87% for the nine-month period ended September 30, 2013.

(6)

Loans used in the denominator in calculating net charge-offs, non-performing loans and non-performing asset rates include purchased credit-impaired loans. However, the Corporation separately tracks and reports purchased credit impaired loans and excludes these from non-performing loan and non-performing asset statistics.

(7)

The provision for loan and lease losses to net charge-offs ratio, excluding the impact associated with the acquisition of mortgage loans from Doral Financial Corporation, was 60.52% for the nine-month period ended September 30, 2014.

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

As described in Note 22 to the consolidated unaudited financial statements, Regulatory Matters, Commitment and Contingencies, FirstBank is operating under a Consent Order (the “FDIC Order”) with the Federal Deposit Insurance Corporation (“FDIC”), and the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico and First BanCorp. is operating under a Written Agreement (the “Written Agreement” and collectively with the FDIC Order, (the “Regulatory Agreements”) with the Federal Reserve Bank of New York (the “New York FED” or “Federal Reserve”).

OVERVIEW OF RESULTS OF OPERATIONS

     First BanCorp.'s results of operations generally depend primarily upon its net interest income, which is the difference between the interest income earned on its interest-earning assets, including investment securities and loans, and the interest expense incurred on its interest-bearing liabilities, including deposits and borrowings. Net interest income is affected by various factors, including: the interest rate scenario; the volumes, mix and composition of interest-earning assets and interest-bearing liabilities; and the re-pricing characteristics of these assets and liabilities. The Corporation's results of operations also depend on the provision for loan and lease losses, which has significantly affected the results of operations since 2009, non-interest expenses (such as personnel, occupancy, deposit insurance premium and other costs), non-interest income (mainly service charges and fees on deposits, insurance income and revenues from broker-dealer operations), gains (losses) on sales of investments, gains (losses) on mortgage banking activities, and income taxes.

     Net income was $23.2 million, or $0.11 per diluted common share, for the quarter ended September 30, 2014, compared to $15.9 million, or $0.08 per diluted common share, for the same period in 2013.

The key drivers of the Corporation’s financial results for the quarter ended September 30, 2014, compared to the same period in 2013, include the following:

•         Net interest income decreased $3.2 million to $127.7 million for the quarter ended September 30, 2014 compared to the same period in 2013.  The decrease was primarily due to a decline in the average yield of consumer loans (including finance leases) to 10.71%, from 11.71% in the third quarter of 2013. The decline in the average yield reflects both the impact of lower rates on new loan originations given the current level of interest rates and the fact that the remaining discount of the credit card portfolio acquired in 2012 was fully accreted into income during the first half of 2014.  Other factors that affected the net interest income of the third quarter of 2014, compared to the third quarter of 2013, are the gradual reinvestment of mortgage-backed securities (“MBS”) prepayments in lower-yielding investments given the low interest rate environment or the deposit of such prepayments in cash balances maintained at the Federal Reserve Bank and the overall decrease in the average volume of interest-earning assets.

 The net interest margin, excluding fair value adjustments, decreased 7 basis points to 4.12% for the third quarter of 2014 compared to the same period in 2013 mainly driven by the aforementioned items, partially offset by a decrease in the average cost of funding.  For a definition and reconciliation of this non-GAAP measure, refer to “Net Interest Income” discussion below.

•         The provision for loan and lease losses of $27.0 million for the third quarter of 2014, increased by $4.8 million compared to the same period in 2013. The increase was primarily reflected in the Puerto Rico region driven by higher net charge-offs of commercial and industrial (“C&I”) loans, the increase in the general reserve for certain commercial credits that migrated to a different loan classification, and a higher general reserve for auto and small personal loans due to higher net charge-off levels and adjustments to account for general economic conditions. These variances were partially offset by higher recoveries of amounts previously charged-off, primarily related to the commercial mortgage and construction loan portfolios in Florida.

Net charge-offs totaled $42.7 million for the third quarter of 2014, or 1.80% of average loans on an annualized basis, compared to $33.9 million, or 1.41% of average loans for the same period in 2013.  The increase was driven by approximately $16.0 million of charge-offs recorded in the third quarter of 2014 related to two collateral dependent C&I relationships in Puerto Rico.  Refer to the discussions under “Provision for loan and lease losses” and “Risk Management” below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios.

•         The Corporation recorded non-interest income of $16.2 million for the quarter ended September 30, 2014, compared to $10.1 million for the same period in 2013. The increase mainly reflects the impact of the $5.9 million loss recorded in the third quarter of 2013 related to the Bank’s investment in CPG/GS. In addition, there was an increase of $0.3 million in revenues from mortgage banking activities driven by a decrease in mark-to-market losses on to-be-announced (“TBA”) MBS forward contracts used to hedge the securitization pipeline, partially offset by a decreased volume of loan sales to government-sponsored entities.  Refer to the “Non-Interest Income” discussion below for additional information.

•         Non-interest expenses decreased by $5.6 million to $93.6 million for the third quarter of 2014 compared to the same period in 2013.  The decrease was mainly due to: (i) a $2.7 million decrease in losses on other real estate owned (“OREO”) operations primarily due to lower write-downs to the value of OREO properties, (ii)  a $2.1 million decrease in the FDIC deposit insurance premium expense reflecting, among other things, improvements in liquidity, reductions in high-risk commercial loan balances, a strengthened capital position and improved trends in earnings, and (iii) a $1.7 million decrease in expenses associated with the secondary offering of the Corporation’s common stock that occurred in the third quarter of 2013.

•         For the third quarter of 2014, the Corporation recorded an income tax expense of $0.1 million, compared to $3.7 million for the same period in 2013. The decrease mainly reflects the impact in the third quarter of 2013 of an increase of $3.1 million to the reserve for uncertain tax positions and, to a lesser extent, lower taxable income from profitable subsidiaries.  Refer to the “Income Taxes” discussion below for additional information.

•         As of September 30, 2014, total assets were $12.6 billion, a decrease of $13.6 million from December 31, 2013.  The decrease was mainly related to a $256.3 million decline in total loans, net of allowance, mainly reflecting large commercial and construction loans paid off, a decrease of $101.2 million in the outstanding balances of credit facilities granted to government entities, primarily in Puerto Rico, and a $47.4 million decrease in the OREO inventory balance driven by sales and valuation adjustments. These decreases were partially offset by higher cash balances. Refer to the “Financial Condition and Operating Data” discussion below for additional information.

•         As of September 30, 2014, total liabilities were $11.3 billion, a decrease of $121.9 million, from December 31, 2013.  The decrease was mainly related to a $237.2 million decrease in government deposits, mainly related to withdrawals by certain public corporations and government agencies in Puerto Rico during the second quarter of 2014, and a $78.2 million decrease in brokered CDs.  These variances were partially offset by a $138.6 million increase in non-brokered deposits, excluding government deposits, mainly due to increases in savings and retail CDs, and a $25.0 million increase related to a FHLB advance entered into in the third quarter of 2014.  Refer to the “Risk Management – Liquidity and Capital Adequacy” discussion below for additional information about the Corporation’s funding sources.

•         As of September 30, 2014, the Corporation’s stockholders’ equity was $1.3 billion, an increase of $108.3 million from December 31, 2013.  The increase was mainly driven by the net income of $61.5 million for the first nine months of 2014 and a $44.4 million increase in other comprehensive income mainly attributable to an increase in the fair value of U.S. agency MBS and debt securities.

The Corporation’s Total Capital, Tier 1 Capital, and Leverage ratios increased to 18.57%, 17.30% and 12.34%, respectively, from 17.06%, 15.78% and 11.71%, respectively, as of December 31, 2013.  Meanwhile, FirstBank’s Total Capital, Tier 1 Capital and Leverage ratios as of September 30, 2014 were 18.21%, 16.95% and 12.10%, respectively, compared to 16.67%, 15.40% and 11.44%, respectively, as of December 31, 2013.  In addition, the Corporation’s tangible common equity ratio increased to 9.82% as of September 30, 2014, from 8.71% as of December 31, 2013, and the Tier 1 common equity to risk weighted-assets ratio increased to 14.39% as of September 30, 2014 from 12.72% as of December 31, 2013.  Refer to the “Risk Management – Capital” section below for additional information including further information about these non-GAAP financial measures and recent regulatory capital changes.  Although all the regulatory capital ratios exceeded the established “well capitalized” levels, as well as the minimum capital ratios required by the FDIC Order, as of September 30, 2014, FirstBank cannot be treated as a “well-capitalized” institution since it is still subject to the FDIC Order.

•         Total loan production, including purchases, refinancings, renewals and draws from existing revolving and non-revolving commitments, was $821.2 million for the quarter ended September 30, 2014, excluding the utilization activity of the outstanding credit cards portfolio, compared to $836.6 million for the same period in 2013.  The decrease in loan production was mainly related to consumer loans in Puerto Rico and lower volumes related to facilities of government entities in Puerto Rico and the Virgin Islands.

•         Total non-performing loans, including non-performing loans held for sale, as of September 30, 2014, were $614.2 million, an increase of $63.8 million, or 12%, from December 31, 2013.  This increase primarily reflects the inflow to non-performing of three large commercial relationships totaling $83.8 million.  In addition, the non-performing residential mortgage loan portfolio increased by $23.6 million.  These increases were partially offset by a $28.8 million decrease in non-performing construction loans, mainly driven by charge-offs and the restoration to accrual status of a $10.7 million loan that is current in payments and deemed collectible.

•         Total non-performing assets were $744.4 million as of September 30, 2014, an increase of $19.0 million from December 31, 2013.  The increase was driven by the aforementioned inflow of three large commercial relationships totaling $83.8 million, partially offset by a $47.4 million decrease in OREO, driven by sales and valuation adjustments.  Refer to the “Risk Management - Non-accruing and Non-performing Assets” section below for additional information.

•         Adversely classified commercial and construction loans held for investment decreased by $51.6 million to $571.4 million, or 8%, from December 31, 2013.

Critical Accounting Policies and Practices

The accounting principles of the Corporation and the methods of applying these principles conform to generally accepted accounting principles in the United States (“GAAP”). The Corporation’s critical accounting policies relate to: 1) the allowance for loan and lease losses; 2) other-than-temporary impairments (“OTTIs”); 3) income taxes; 4) the classification and values of investment securities; 5) the valuation of financial instruments; 6) income recognition on loans; 7) loans acquired, 8) loans held for sale, and 9) the equity method of accounting for investment in unconsolidated entity. These critical accounting policies involve judgments, estimates and assumptions made by management that affect the amounts recorded for assets and liabilities and for contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimates, if different assumptions or conditions prevail. Certain determinations inherently require greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than those originally reported.

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

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the excess of interest earned by First BanCorp. on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp.’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter and nine-month period ended September 30, 2014 was $127.7 million and $388.9 million, respectively, compared to $130.9 million and $382.3 million for the comparable periods in 2013. On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments, net interest income for the quarter and nine-month period ended September 30, 2014 was $131.3 million and $402.2 million, respectively, compared to $135.1 million and $390.0 million for the comparable periods in 2013.

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

Part I

	Average Volume		Interest income (1) / expense		Average Rate (1)
Quarter ended September 30,	2014	2013	2014	2013	2014	2013

(Dollars in thousands)

Interest-earning assets:
Money market & other short-term investments	$744,738	$639,285	$473	$456	0.25%	0.28%
Government obligations (2)	339,261	342,739	1,956	2,008	2.29%	2.32%
Mortgage-backed securities	1,657,816	1,705,745	11,985	14,847	2.87%	3.45%
FHLB stock	26,788	30,884	283	311	4.19%	4.00%
Equity securities	320	1,320	-	-	-	-
Total investments (3)	2,768,923	2,719,973	14,697	17,622	2.11%	2.57%

Residential mortgage loans	2,803,138	2,580,758	39,401	37,273	5.58%	5.73%
Construction loans	195,108	257,188	1,910	2,141	3.88%	3.30%
C&I and commercial mortgage loans	4,434,798	4,755,518	49,043	48,971	4.39%	4.09%
Finance leases	237,374	241,256	4,707	5,188	7.87%	8.53%
Consumer loans	1,806,158	1,804,892	50,481	55,196	11.09%	12.13%
Total loans (4) (5)	9,476,576	9,639,612	145,542	148,769	6.09%	6.12%
Total interest-earning assets	$12,245,499	$12,359,585	$160,239	$166,391	5.19%	5.34%

Interest-bearing liabilities:
Brokered CDs	$3,097,358	$3,149,417	$7,482	$8,295	0.96%	1.04%
Other interest-bearing deposits	5,691,643	5,773,400	11,862	13,158	0.83%	0.90%
Other borrowed funds	1,131,959	1,131,959	8,675	8,321	3.04%	2.92%
FHLB advances	324,674	355,016	949	1,524	1.16%	1.70%
Total interest-bearing liabilities	$10,245,634	$10,409,792	$28,968	$31,298	1.12%	1.19%

Net interest income			$131,271	$135,093

Interest rate spread					4.07%	4.15%

Net interest margin					4.25%	4.34%

Part I

	Average Volume		Interest income (1) / expense		Average Rate (1)
Nine-Month Period Ended September 30,	2014	2013	2014	2013	2014	2013
(Dollars in thousands)

Interest-earning assets:
Money market & other short-term investments	$739,456	$709,240	$1,427	$1,494	0.26%	0.28%
Government obligations (2)	339,295	337,156	6,115	5,847	2.41%	2.32%
Mortgage-backed securities	1,691,816	1,642,080	42,268	35,933	3.34%	2.93%
FHLB stock	27,724	31,775	897	1,048	4.33%	4.41%
Equity securities	320	1,348	-	-	-	-
Total investments (3)	2,798,611	2,721,599	50,707	44,322	2.42%	2.18%

Residential mortgage loans	2,663,641	2,730,842	111,066	112,688	5.57%	5.52%
Construction loans	203,359	292,594	5,616	7,032	3.69%	3.21%
C&I and commercial mortgage loans	4,638,218	4,787,841	150,828	145,371	4.35%	4.06%
Finance leases	242,173	239,407	14,882	15,396	8.22%	8.60%
Consumer loans	1,818,628	1,793,811	155,787	166,002	11.45%	12.37%
Total loans (4) (5)	9,566,019	9,844,495	438,179	446,489	6.12%	6.06%
Total interest-earning assets	$12,364,630	$12,566,094	$488,886	$490,811	5.29%	5.22%

Interest-bearing liabilities:
Brokered CDs	$3,135,572	$3,298,338	$22,585	$30,566	0.96%	1.24%
Other interest-bearing deposits	5,817,613	5,740,514	36,524	40,349	0.84%	0.94%
Other borrowed funds	1,131,959	1,131,959	25,020	24,717	2.96%	2.92%
FHLB advances	308,388	376,847	2,606	5,180	1.13%	1.84%
Total interest-bearing liabilities	$10,393,532	$10,547,658	$86,735	$100,812	1.12%	1.28%

Net interest income			$402,151	$389,999

Interest rate spread					4.17%	3.94%

Net interest margin					4.35%	4.15%

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
(5)

Interest income on loans includes $3.1 million and $3.7 million for the quarters ended September 30, 2014 and 2013, respectively, and $8.8 million and $10.8 million for the nine-month periods ended September 30, 2014 and 2013, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

Part II
	Quarter ended September 30,			Nine-Month Period Ended September 30,
	2014 compared to 2013			2014 compared to 2013
	Increase (decrease)			Increase (decrease)
	Due to:			Due to:
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income on interest-earning assets:
Money market & other short-term investments	$71	$(54)	$17	$61	$(128)	$(67)
Government obligations	(20)	(32)	(52)	37	231	268
Mortgage-backed securities	(407)	(2,455)	(2,862)	1,116	5,219	6,335
FHLB stock	(42)	14	(28)	(131)	(20)	(151)
Total investments	(398)	(2,527)	(2,925)	1,083	5,302	6,385
Residential mortgage loans	3,152	(1,024)	2,128	(2,793)	1,171	(1,622)
Construction loans	(559)	328	(231)	(2,309)	893	(1,416)
C&I and commercial mortgage loans	(3,396)	3,468	72	(4,725)	10,182	5,457
Finance leases	(82)	(399)	(481)	175	(689)	(514)
Consumer loans	18	(4,733)	(4,715)	2,231	(12,446)	(10,215)
Total loans	(867)	(2,360)	(3,227)	(7,421)	(889)	(8,310)
Total interest income	(1,265)	(4,887)	(6,152)	(6,338)	4,413	(1,925)
Interest expense on interest-bearing liabilities:
Brokered CDs	(135)	(678)	(813)	(1,447)	(6,534)	(7,981)
Other interest-bearing deposits	(184)	(1,112)	(1,296)	520	(4,345)	(3,825)
Other borrowed funds	-	354	354	-	303	303
FHLB advances	(121)	(454)	(575)	(825)	(1,749)	(2,574)
Total interest expense	(440)	(1,890)	(2,330)	(1,752)	(12,325)	(14,077)
Change in net interest income	$(825)	$(2,997)	$(3,822)	$(4,586)	$16,738	$12,152

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

    The following table reconciles net interest income in accordance with GAAP to net interest income, excluding valuations, and net interest income on an adjusted tax-equivalent basis.  The table reconciles net interest spread and net interest margin on a GAAP basis to these items excluding valuations and on an adjusted tax-equivalent basis:

(Dollars in thousands)
	Quarter Ended		Nine-Month Period Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Interest Income - GAAP	$156,662	$162,203	$475,656	$483,098
Unrealized gain on derivative instruments	(418)	(232)	(993)	(1,340)
Interest income excluding valuations	156,244	161,971	474,663	481,758
Tax-equivalent adjustment	3,995	4,420	14,223	9,053
Interest income on a tax-equivalent basis excluding valuations	160,239	166,391	488,886	490,811

Interest Expense - GAAP	28,968	31,298	86,735	100,812

Net interest income - GAAP	$127,694	$130,905	$388,921	$382,286

Net interest income excluding valuations	$127,276	$130,673	$387,928	$380,946

Net interest income on a tax-equivalent basis excluding valuations	$131,271	$135,093	$402,151	$389,999

Average Balances
Loans and leases	$9,476,576	$9,639,612	$9,566,019	$9,844,495
Total securities and other short-term investments	2,768,923	2,719,973	2,798,611	2,721,599
Average Interest-Earning Assets	$12,245,499	$12,359,585	$12,364,630	$12,566,094

Average Interest-Bearing Liabilities	$10,245,634	$10,409,792	$10,393,532	$10,547,658

Average Yield/Rate
Average yield on interest-earning assets - GAAP	5.08%	5.21%	5.14%	5.14%
Average rate on interest-bearing liabilities - GAAP	1.12%	1.19%	1.12%	1.28%
Net interest spread - GAAP	3.96%	4.02%	4.02%	3.86%
Net interest margin - GAAP	4.14%	4.20%	4.21%	4.06%

Average yield on interest-earning assets excluding valuations	5.06%	5.20%	5.13%	5.12%
Average rate on interest-bearing liabilities excluding valuations	1.12%	1.19%	1.12%	1.28%
Net interest spread excluding valuations	3.94%	4.01%	4.01%	3.84%
Net interest margin excluding valuations	4.12%	4.19%	4.19%	4.05%

Average yield on interest-earning assets on a tax-equivalent basis
and excluding valuations	5.19%	5.34%	5.29%	5.22%
Average rate on interest-bearing liabilities excluding valuations	1.12%	1.19%	1.12%	1.28%
Net interest spread on a tax-equivalent basis and excluding valuations	4.07%	4.15%	4.17%	3.94%
Net interest margin on a tax-equivalent basis and excluding valuations	4.25%	4.34%	4.35%	4.15%

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

Derivative instruments, such as interest rate swaps, are subject to market risk. While the Corporation does have certain trading derivatives to facilitate customer transactions, the Corporation does not utilize derivative instruments for speculative purposes.  As of September 30, 2014, most of the interest rate swaps outstanding are used for protection against rising interest rates, although not designated as hedges.  Refer to Note 9 of the accompanying unaudited consolidated financial statements for further details concerning the notional amounts of derivative instruments and additional information.   As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on net interest income. This will depend, for the most part, on the shape of the yield curve, the level of interest rates, as well as the expectations for rates in the future.

Net interest income for the third quarter of 2014 amounted to $127.7 million, a decrease of $3.2 million, when compared to $130.9 million for the third quarter of 2013. The net interest margin, excluding valuations, decreased by 7 basis points to 4.12% compared to the third quarter of 2013. The decrease in net interest income and margin was primarily driven by lower yields on consumer loans and MBS investments, partially offset by a decrease in the overall cost of funding.

The average yield of consumer loans (including finance leases) decreased to 10.71% for the third quarter of 2014, from 11.71% for the same period in 2013, for an adverse impact of approximately $5.1 million in interest income.  The decline in the average yield reflects both the impact of lower rates on new loan originations given the current level of interest rates and the fact that the remaining discount of the credit card portfolio acquired in 2012 was fully accreted into income during the first half of 2014.  The discount accretion included in interest income in the prior year third quarter was $2.3 million.

In addition, the net interest income and margin were adversely impacted by a 50 basis point reduction in the average yield of MBS investments, or a decrease in interest income of approximately $2.1 million, mainly reflecting the gradual reinvestment of MBS prepayments in lower-yielding investments given the low interest rate environment or the deposit of such prepayments in cash balances maintained at the Federal Reserve Bank.

The $114.1 million decrease in the volume of total average earning assets had an adverse impact of approximately $1.3 million.

The aforementioned adverse impacts were partially offset by a decrease in the average cost of funding and increased interest income of residential mortgage loans reflecting the full quarter impact of the acquisition of mortgage loans from Doral Financial Corporation (“Doral”) in full satisfaction of secured borrowings on May 30, 2014.  The interest income recorded on such loans in the third quarter of 2014 was approximately $2.7 million higher than the interest income recorded in the third quarter of 2013 on Doral’s previous commercial secured borrowings.

The Corporation reduced the average cost of funds as a result of lower rates paid on savings, interest-bearing checking accounts, and retail and brokered CDs.  For the quarter ended September 30, 2014, the average rate paid on non-brokered deposits decreased by 7 basis points to 0.83% compared to the third quarter of 2013.  The average balance of non-brokered deposits for the quarter ended September 30, 2014 decreased by $81.8 million to $5.7 billion, compared to the same period in 2013, primarily reflecting the full quarter impact of government deposit withdrawals by public corporations in Puerto Rico in the latter part of the second quarter of 2014.  These reductions resulted in a decline of $1.3 million in interest expense for the third quarter of 2014, when compared to the same period in 2013.

The average cost of brokered CDs decreased by 8 basis points for the quarter ended September 30, 2014, as compared to the same period in 2013, and the average balance of brokered CDs for the third quarter of 2014 decreased by $52.1 million, compared to the same period in 2013. These reductions resulted in a decline of $0.8 million in interest expense for the third quarter of 2014, when compared to the same period in 2013.  Over the past 12 months, the Corporation repaid approximately $1.7 billion of maturing brokered CD’s with an all-in cost of 0.85% and issued $1.6 billion of new brokered CD’s with an all-in cost of 0.81%.

The decrease in the overall cost of funding also reflects maturities of some high-cost borrowings; over the past 12 months, the Corporation repaid approximately $53.4 million of FHLB advances with an all-in cost of 4.94% and issued $25 million of new FHLB advances with an all-in cost of 1.79%. This represented a decrease of approximately $0.6 million in interest expense for the third quarter of 2014 compared to the same period in 2013, partially offset by the contractual repricing of a $100 million structured repurchase agreement that resulted in an increase of approximately $0.4 million in interest expense.

   On an adjusted tax-equivalent basis, net interest income for the quarter ended September 30, 2014 decreased $3.8 million to $131.3 million when compared to the same period in 2013. The decrease was mainly due to lower yields on MBS investments and consumer loans as discussed above.  The decrease for the 2014 period also includes a decrease of $0.4 million in the tax-equivalent adjustment.   The tax-equivalent adjustment increases interest income on tax-exempt securities and loans by an amount that makes tax-exempt income comparable, on a pre-tax basis, to the Corporation’s taxable income as previously stated.

Net interest income for the nine-month period ended September 30, 2014 amounted to $388.9 million, an increase of $6.6 million, when compared to $382.3 million for the same period in 2013. The net interest margin, excluding valuations, increased by 14 basis points to 4.19% compared to the first nine months of 2013. The increase in net interest income and margin was primarily driven by a reduction in the average cost of funds and an increase in the average yield of MBS investments.

The average cost of brokered CDs decreased by 28 basis points for the nine-month period ended September 30, 2014, as compared to the same period in 2013, and the average balance of brokered CDs for the first nine months of 2014 decreased by $162.8 million, compared to the same period in 2013. These reductions resulted in a decline of $8.0 million in interest expense for the first nine months of 2014, when compared to the same period in 2013.

For the nine-month period ended September 30, 2014, the average rate paid on non-brokered deposits decreased by 10 basis points to 0.84% compared to the same period in 2013.  The average balance of non-brokered deposits for the nine-month period ended September 30, 2014 increased by $77.1 million to $5.8 billion, compared to the same period in 2013. These variances resulted in a net decrease of $3.8 million in interest expense for the first nine months of 2014, when compared to the same period in 2013.

The decrease in interest expense related to maturities of high-cost FHLB advances was approximately $2.6 million for the nine-month period ended September 30, 2014 compared to the same period in 2013.

In contrast to the variance discussed above for the comparison between quarters, the average yield of MBS investments increased by approximately 18 basis points, or an increase of approximately $2.3 million in interest income, for the first nine months of 2014 compared to the same period in 2013 mainly due to lower U.S. agency MBS prepayment levels prevailing in the first half of 2014 that resulted in a reduction in the premium amortization expense.  In addition, for the first nine months of 2014, the average volume of MBS investments increased by $49.7 million to $1.7 billion compared to the same period in 2013 mainly as a result of purchases over the last 18 months of approximately $312.9 million of 10-15 year U.S. agency MBS with an average yield of 2.40%.

The aforementioned favorable variances were partially offset by a decrease of $10.5 million in interest income on credit cards for the first nine months of 2014 reflecting both lower volume and yield, including a $3.5 million reduction related to the full discount accretion discussed above.  This was partially offset by increased interest income for the first nine months of 2014 of approximately $3.5 million related to the higher income recorded in 2014 for the residential mortgage loans acquired from Doral compared to the income recorded for the previously held Doral commercial secured borrowings in 2013.  Refer to “Provision and Allowance for Loan and Lease Losses” discussion below for additional information about this transaction completed in the second quarter of 2014.

On an adjusted tax-equivalent basis, net interest income for the nine-month period ended September 30, 2014 increased $12.2 million to $402.2 million when compared to the same period in 2013. The increase was mainly due to the decrease in the average cost of funding and higher yields on U.S. agency MBS as discussed above.  The increase for the 2014 period also includes an increase of $5.2 million in the tax-equivalent adjustment driven by a higher volume and yield of tax-exempt investment securities and loans.

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

For the quarter ended September 30, 2014, the Corporation recorded a provision for loan and lease losses of $27.0 million compared to $22.2 million for the comparable period in 2013. The increase was mainly due to higher net charge-offs of C&I loans, the increase in the general reserve for certain commercial credits that migrated to a different loan classification, and a higher general reserve for auto and small personal loans due to higher net charge-off levels and adjustments to account for general economic conditions. These variances were partially offset by higher recoveries of amounts previously charged-off, primarily related to the commercial mortgage and construction loan portfolios in Florida.

In terms of geography and categories, in Puerto Rico, the Corporation recorded a provision of $32.8 million for the third quarter of 2014 compared to $25.7 million for the same period in 2013. The provision for commercial and construction loans in Puerto Rico increased by $4.4 million reflecting an increase of approximately $19.1million related primarily to increases in net charge-offs on C&I loans and the increase in the general reserve for certain commercial credits that migrated to a different loan classification, partially offset by a decrease of approximately $14.7 million related to several factors including, a specific reserve required for a commercial and industrial loan determined to be impaired during the third quarter of 2014 that was lower than the estimated loss previously reflected as part of the general reserve, recoveries of previously charge-off amounts on construction loans and lower general reserves due to, among other things, a decrease in the size of these portfolios.  The provision for consumer loans increased by $3.4 million primarily related to increases in the general reserve of auto and small personal loans due to an increase in net charge-offs and adjustments to account for general economic conditions.

With respect to the portfolio in the United States, the Corporation continued to see improvements in terms of recoveries of amounts previously charged-off, stability of collateral values and reductions in adversely classified assets.  For the third quarter of 2014, the Corporation recorded a negative provision for loan losses of $6.8 million compared to a negative provision of $2.5 million for the third quarter of 2013. Recoveries of amounts previously charged-off in Florida increased to $6.5 million in the third quarter of 2014, compared to $0.1 million in 2013, primarily related to commercial mortgage and construction loans.  The following table sets forth a detail of the charge-offs and recoveries recorded in the Florida region for the third quarter of 2014 and 2013:

	Quarter Ended September 30,
	2014	2013
	(In thousands)
Charge-offs	$(196)	$(5,537)
Recoveries	6,470	77
Net recoveries (charge-offs)	$6,274	$(5,460)

The Virgin Islands region recorded a provision of $1.0 million for the third quarter of 2014 compared to a negative provision of $1.1 million for the same period in 2013. The variance mainly reflects the impact in 2013 of a $1.8 million recovery on the sale of the underlying collateral of a construction project and an increase of $0.7 million in the provision for residential mortgage loans.

For the nine-month period ended September 30, 2014, the Corporation recorded a provision for loan and lease losses of $85.7 million compared to $220.8 million for the comparable period in 2013. The fair value adjustments related to mortgage loans acquired from Doral added $1.4 million to the provision for loan losses in the first nine months of 2014, and the bulk sale of assets and transfer of certain commercial loans to held for sale during 2013 added $132.0 million to the provision for loan losses in the first nine months of 2013.

On May 30, 2014, FirstBank purchased from Doral all of its rights, title and interests in first and second mortgage loans having an unpaid principal balance of approximately $241.7 million for an aggregate price of approximately $232.9 million.  Doral had pledged the mortgage loans to FirstBank as collateral for secured borrowings pursuant to a series of credit agreements between the parties entered into in 2006.  As consideration for the purchase of the mortgage loans, FirstBank credited approximately $232.9 million as full satisfaction of the outstanding balance of the Doral secured borrowing plus interest owed to FirstBank. The estimated fair value of the mortgage loans at acquisition was $226.0 million. This transaction resulted in a loss of $6.9 million derived from the difference between the fair value of the mortgage loans acquired, $226.0 million, and the book value of the secured borrowings of $232.9 million. Approximately $5.5 million of the loss was part of the general allowance for loan losses established for commercial loans in prior periods; thus, an additional charge of $1.4 million to the provision was recorded in 2014.

     The following table shows a reconciliation of certain non-GAAP financial measures ("adjusted net charge-offs" and "adjusted provision for loan losses"), which reflects the exclusion of the impact of the Doral transaction, at acquisition, with the corresponding measures calculated and presented in accordance with GAAP:

(Dollars in thousands)	As Reported (GAAP)	Loss on Acquisition of Mortgage Loans from Doral	Adjusted, excluding Loss on Acquisition of Mortgage Loans from Doral (Non-GAAP)

Nine Month period ended September 30, 2014

Total net charge-offs (1)	$146,082	$6,908	$139,174
Total net charge-offs to average loans	2.04%		1.94%
Commercial and Industrial	57,263	6,908	50,355
Commercial and Industrial loans net charge-offs to average loans	2.72%		2.51%

Provision for loan and lease losses	$85,658	$1,428	$84,230

______________
1 - Charge-off percentages annualized

The Corporation completed two bulk sales of assets in 2013, including: (i) a bulk sale of non-performing residential mortgage loans with a book value of $203.8 million and OREO properties with a book value of $19.2 million, completed in the second quarter of 2013, and (ii) a bulk sale of adversely classified assets, mainly commercial and construction loans, with a book value of $211.4 million and OREO properties with a book value of $6.3 million, completed in the first quarter of 2013.  In addition, during the first quarter of 2013, the Corporation transferred to held for sale non-performing loans with an aggregate book value of $181.6 million.  The following tables summarize the impact of the bulk sales of assets and the transfer of loans to held for sale completed in 2013 on net charge-offs and provision for loan and lease losses for the  nine-month period ended September 30, 2013:

(Dollars in thousands)	As Reported (GAAP)	Bulk Sales Transaction Impact	Loans Transferred To Held For Sale Impact	Excluding Bulk Sales and Loans Transferred To Held For Sale Impact (Non-GAAP)

Nine-Month Period Ended September 30, 2013

Total net charge-offs (1)	$366,817	$196,491	$35,953	$134,373
Total net charge-offs to average loans	4.97%			1.87%
Residential mortgage	123,455	98,972	-	24,483
Residential mortgage loans net charge-offs to average loans	6.03%			1.26%
Commercial mortgage	65,207	40,057	14,553	10,597
Commercial mortgage loans net charge-offs to average loans	4.80%			0.81%
Commercial and Industrial	96,067	44,678	-	51,389
Commercial and Industrial loans net charge-offs to average loans	4.30%			2.33%
Construction	40,812	12,784	21,400	6,628
Construction loans net charge-offs to average loans	18.60%			3.50%

Provision for loan and lease losses	$220,782	$126,780	$5,222	$88,780
Residential mortgage	86,888	68,838	-	18,050
Commercial Mortgage	49,551	29,753	(1,033)	20,831
Commercial & Industrial	32,216	20,766	-	11,450
Construction	15,315	7,423	6,255	1,637

1 - Charge-off percentages annualized

The adjusted provision for loan and lease losses, excluding the impact of the Doral transaction in 2014 and the bulk sales of assets and transfer of certain commercial loans to held for sale, decreased by $4.6 million in the first nine months of 2014, as compared to the same period in 2013, mainly related to higher negative provisions in the United States region driven by higher recoveries, reductions related to updated appraisals, and the decrease in the overall amount of adversely classified assets.  In addition, the decrease for the first nine months of 2014 reflects lower provision requirements for the Puerto Rico residential mortgage loan portfolio driven by an improved portfolio composition following the sale of non-performing residential assets completed in 2013.

In term of geography and categories, the Corporation recorded a provision for loan and lease losses of $107.8 million in Puerto Rico for the first nine months of 2014 compared to $217.9 million for the same period in 2013.  Excluding the impact of fair value adjustments related to mortgage loans acquired from Doral in 2014 and the bulk sales of assets and the transfer of loans to held for sale in 2013, the adjusted provision for loan and lease losses in Puerto Rico increased by $9.0 million.  The variance reflects a $21.1 million increase in the provision for consumer loans mainly due to higher charge-offs and adjustments to account for general economic conditions that affected the auto and personal loans portfolio, partially offset by a decrease in the provision for credit card loans tied to the decrease in size of this portfolio. This increase was partially offset by a $7.1 million reduction in the provision for residential mortgage loans driven by an improved portfolio composition following the sale of non-performing residential assets in 2013 and a $5.0 million decrease in the commercial and construction portfolio mainly related to updated appraisals in commercial mortgage loans and some recoveries of amounts previously charged-off of construction loans.

In the United States, the Corporation recorded a negative provision of $23.2 million for the first nine months of 2014 compared to a negative provision of $4.9 million for the same period in 2013.  As described above, higher negative provisions in 2014 are primarily related to recoveries, releases related to updated appraisals and a lower level of adversely classified assets related to the commercial and construction portfolios.  The following table sets forth a detail of the charge-offs and recoveries recorded in the Florida region for the first nine months of 2014 and 2013:

	Nine month Period Ended September 30,
	2014	2013
	(In thousands)

Charge-offs	$(1,179)	$(8,026)
Recoveries	11,406	249
Net recoveries (charge-offs)	$10,227	$(7,777)

The Virgin Islands region recorded a provision for loan losses of $1.1 million for the first nine months of 2014 compared to $7.8 million in the same period of 2013.  The decrease in the provision was mainly due to the portion of losses of the bulk sale of non-performing residential assets and the transfer of loans to held for sale in 2013 attributable to the Virgin Islands portfolio.  Excluding the impact of the bulk sales of non-performing residential assets and the transfer of loans to held for sale in 2013, the adjusted provision for loan and lease losses in the Virgin Islands increased by $4.8 million distributed among all major loan categories.

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

Non-Interest Income (Loss)

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2014	2013	2014	2013
	(In thousands)

Service charges on deposit accounts	$3,235	$3,157	$9,728	$9,635
Mortgage banking activities	3,809	3,521	10,213	12,924
Insurance income	1,290	1,303	5,328	4,831
Broker-dealer income	-	-	459	-
Other operating income	8,085	7,987	24,961	22,167

Non-interest income before net (loss) gain on investments,
equity in (loss) earnings of unconsolidated entity,
and write-off of collateral pledged to Lehman	16,419	15,968	50,689	49,557

Net gain on sale of investments	-	-	291	-
OTTI on equity securities	-	-	-	(42)
OTTI on debt securities	(245)	-	(245)	(117)
Net (loss) gain on investments	(245)	-	46	(159)

Impairment - collateral pledged to Lehman	-	-	-	(66,574)
Equity in (loss) earnings of unconsolidated entity	-	(5,908)	(7,280)	(10,798)
Total	$16,174	$10,060	$43,455	$(27,974)

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

The net gain (loss) on investment securities reflects gains or losses as a result of sales that are consistent with the Corporation’s investment policies as well as other-than-temporary (“OTTI”) charges on the Corporation’s investment portfolio.

Equity in earnings (losses) of unconsolidated entity relates to FirstBank’s investment in CPG/GS, the entity that purchased $269 million of loans from FirstBank during the first quarter of 2011. The Bank holds a 35% subordinated ownership interest in CPG/GS. The majority owner of CPG/GS is entitled to recover its initial investment and a priority return of 12% prior to any return paid to the Bank. The adjustments of $7.3 million recorded in the first half of 2014 reduced to zero the book value of the Bank’s investment in CPG/GS as of September 30, 2014. No negative investments needs to be reported as the Bank has no legal obligation or commitment to provide further financial support to this entity; thus, no further losses will be recorded on this investment. Any potential increase in the carrying value of the investment in CPG/GS, under the Hypothetical Liquidation Book Value method, would depend upon how better off the Bank is at the end of the period than it was at the beginning of the period after the waterfall calculation performed to determine the amount of gain allocated to the investors. Refer to Note 12 of the Corporation’s unaudited financial statements for the quarter ended September 30, 2014 for additional information about the Bank’s investment in CPG/GS.

   Non-interest income for the third quarter of 2014 amounted to $16.2 million, compared to $10.1 million for the third quarter of 2013 primarily due to the following:

•         A positive variance of $5.9 million related to the accounting for the Bank’s investment in CPG/GS.

•         A $0.3 million increase in revenues from mortgage banking activities driven by a $1.7 million decrease in mark-to-market losses on TBA MBS forward contracts used to hedge the securitization pipeline, partially offset by a $1.3 million decrease in net gains on sales of residential mortgage loans to government-sponsored entities as a result of a lower volume of sales and securitizations. Loan sales and securitizations for the third quarter of 2014 of $75.1 million resulted in a gain of $2.7 million, compared to sales and securitizations of $209.3 million and a related gain of $4.0 million recorded in the third quarter of 2013.

This was partially offset by:

•         A $0.2 million OTTI on private label MBS.

Non-interest income for the nine-month period ended September 30, 2014 amounted to $43.5 million, compared to non-interest loss of $28.0 million for the same period in 2013, including the $66.6 million write-off of the collateral pledged to Lehman that was recorded in the second quarter of 2013.  Adjusted non-interest income, excluding the Lehman collateral write-off, increased $4.9 million for the first nine months of 2014 compared to the same period in 2013 primarily due to:

•         A $3.5 million decrease in equity in (losses) of unconsolidated entities, as the Corporation recorded equity in loss of $7.3 million for the first nine months of 2014 compared to a loss of $10.8 million for the first nine months of 2013.

•         A $2.8 million positive variance in other operating income mainly due to the impact in 2013 of a $3.4 million loss related to the restructuring of a commercial mortgage loan held for sale in which the Corporation received foreclosed real estate in partial satisfaction of a debt arrangement and modified the terms of the remaining balance. This loss is included as part of “Other operating income” for the nine-month period ended September 30, 2013 in the table above.

•         A $0.5 million increase in non-interest income related to underwriting fees on a bond issuance of the Puerto Rico government early in 2014.

•         A $0.5 million increase in insurance commission income.

•         A $0.3 million increase related to the gain on sale of a $4.6 million Puerto Rico government agency bond.

Partially offset by:

•         A $2.7 million decrease in revenues from mortgage banking activities driven by a $4.1 million decrease in net gains on sales of loans as a result of a lower volume of sales and securitizations and a $0.8 million increase in expenses related to representations and warranties losses and compensatory fees imposed by government-sponsored agencies. In addition, there was a $0.4 million decrease in servicing fees reflecting the expiration of the interim servicing on loans included in the bulk sales of 2013.   Loan sales and securitizations for the first nine months of 2014 of $245.5 million resulted in a realized gain of $8.6 million, compared to sales and securitizations of $490.1 million and a related realized gain of $12.7 million recorded in the first nine months of 2013.  These variances were partially offset by the positive variance resulting from the impact in the first half of 2013 of a $1.8 million lower of cost or market valuation charge on residential mortgage loans held for sale.

Non-Interest Expenses

The following table presents the detail of non-interest expenses for the periods indicated:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2014	2013	2014	2013
	(In thousands)

Employees' compensation and benefits	$33,964	$32,823	$101,929	$99,493
Occupancy and equipment	14,727	15,109	43,527	45,062
Insurance and supervisory fees	9,493	11,513	31,267	37,018
Taxes, other than income taxes	4,528	4,718	13,607	14,009
Professional fees:
Collections, appraisals and other credit related fees	2,685	2,780	6,624	9,123
Outsourcing technology services	4,840	4,338	13,664	9,942
Other professional fees	4,008	4,722	12,656	17,642
Credit and debit card processing expenses	3,741	2,682	11,447	8,040
Business promotion	3,925	3,538	12,040	10,726
Communications	2,143	1,866	5,916	5,565
Net loss on OREO and OREO operations	4,326	7,052	16,941	29,191
Other	5,224	8,013	14,916	22,676
	$93,604	$99,154	$284,534	$308,487

Non-interest expenses decreased by $5.6 million to $93.6 million for the third quarter of 2014 compared to $99.2 million for the third quarter of 2013. The decrease was principally attributable to:

•         A $2.7 million decrease in the net loss on OREO and OREO operations driven by lower write-downs to the value of OREO properties.  Total write-downs in the third quarter of 2014 amounted to $2.8 million compared to $5.1 million for the third quarter of 2013, a decrease of $2.3 million. In addition, the decrease reflects lower operating expenses on a reduced inventory and higher rental income.

•         A $2.1 million decrease in the FDIC deposit insurance premium expense reflecting, among other things, improvements in liquidity, reductions in high-risk commercial loan balances as defined in regulatory guidelines, a strengthened capital position and improved trends in earnings. This expense is included as part of “Insurance and supervisory fees” in the table above.

•         A $1.7 million decrease in non-interest expenses associated with the secondary offering of the Corporation’s common stock by certain of the existing stockholders that occurred in the third quarter 2013, primarily included as part of “Other” expenses in the table above.

•         The impact in 2013 of $1.7 million in expenses related to the conversion of the credit card processing platform, primarily included as part of “Other” in the table above.

These decreases were partially offset by:

•         A $1.1 million increase in employee’s compensation and benefits due to salary merit increases in the first half of 2014, higher stock-based compensation expense, and lower capitalized costs associated with loan originations, partially offset by a decrease in incentive-based compensation.

•         A $0.7 million increase related to professional fees specifically attributable to the most recent acquisition of mortgage loans from Doral.

Non-interest expenses decreased by $24.0 million to $284.5 million for the nine-month period ended September 30, 2014, compared to $308.5 million for the same period in 2013, primarily due to:

•         A $12.3 million decrease in the net loss on OREO and OREO operations mainly related to lower write-downs and losses on the sale of OREO properties and to a lesser extent lower net operating expenses.  Total write-downs and losses on sales amounted to $12.6 million for the first nine months of 2014 compared to $21.9 million for the same period in 2013, a decrease of $9.3 million. This variance primarily reflects a decrease of $6.6 million in market value adjustments, mainly driven by the impact in the second quarter of 2013 of $5.3 million in write-downs to the value of certain commercial OREO properties in the Virgin Islands, and the impact in 2013 of a $1.9 million loss on the sale of certain OREO properties as part of the bulk sale of non-performing residential assets. In addition, operating expenses decreased by approximately $3.0 million primarily related to reductions in taxes, maintenance and repairs consistent with the decrease in the inventory and higher rental income.

•         A $5.7 million decrease in the FDIC deposit insurance premium expense reflecting, among other things, a decrease in total average assets, improvements in earnings trends, higher liquidity, strengthened capital, and a decrease in high-risk loans as defined in regulatory guidelines. This expense is included as part of “Insurance and supervisory fees” in the table above.

•         A $3.8 million decrease in professional fees. This variance reflects the impact of $6.9 million in professional fees related to the bulk sales of assets completed during the first and second quarter of 2013 and the impact of $1.2 million in professional fees associated with a terminated preferred stock exchange offer in the first quarter of 2013. These decreases were partially offset by an increase of $3.7 million in professional services related to the outsourcing of technology services, mainly due to services provided by FIS under a multi-year technology outsourcing agreement executed by the Corporation at the beginning of the second quarter of 2013 and to a lesser an extent an increase of $1.2 million of professional fees incurred in the two acquisitions of the mortgage loans from Doral in 2014.

•         A $1.7 million decrease in non-interest expenses associated with the secondary offering of the Corporation’s common stock by certain of the existing stockholders that occurred in the third quarter 2013, primarily included as part of “Other” in the table above.

•         A $1.7 million decrease of costs associated with the conversion of the credit card processing platform in 2013, primarily included as part of “Other” in 2013.

•         A $1.5 million decrease in occupancy and equipment mainly related to a decrease in the depreciation expense attributable to assets fully depreciated, and a $0.5 million decrease in property tax expenses related to a tax debt settlement.

These decreases were partially offset by:

•         A $3.4 million increase in credit and debit card processing fees attributable to higher credit card processing costs. The increase mainly reflects the impact in the second quarter of 2013 of $1.4 million of contractual discounts provided for under the previous interim servicing contract of the credit card portfolio purchased in May 2012. The Corporation completed the conversion of the credit card platform in the third quarter of 2013.

•         A $2.4 million increase in employees’ compensation and benefits due to salary merit increases in the first half of 2014, higher stock-based compensation expense, and lower capitalized costs associated with loan originations.

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

On June 30, 2013, the Puerto Rico Government approved Act No. 40 (“Act 40”), known as the “Tax Burden Adjustment and Redistribution Act”, which amended the 2011 PR Code, and Act No. 46 (“Act 46”), which enacted changes to the sales and use tax regime. The main provisions of Act 40 that impact financial institutions are:

                      (i)         A new national gross receipts tax that in the case of financial institutions is 1% of gross income that is not deductible for purposes of computing net taxable income and is not part of the alternative minimum tax (“AMT”).  This provision was retroactive to January 1, 2013.  The national gross receipts tax expense for the quarter and nine-month period ended September 30, 2014 amounted to $1.4 million and $4.3 million, respectively, compared to $1.7 million and $4.9 million recorded for the third quarter and first nine months of 2013, respectively. This expense is included as part of “Taxes, other than income taxes” in the consolidated statement of income (loss). Subject to certain limitations, a financial institution will be able to claim a credit of 0.5% of its gross income against its regular income tax or the AMT. A benefit related to this credit of $0.7 million and $2.1 million was recorded as a reduction to the provision for income taxes in the third quarter and first nine months of 2014, respectively, compared to the benefit of $0.8 million and $2.5 million recorded in the third quarter and first nine months of 2013, respectively.

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

Significant changes to the sales and use tax regime include adjustments to the Business to Business exclusion.  The business to business exclusion applicable to services rendered from one registered business to another registered business remains in effect, except for certain services that will be taxable, including, among others, service charges imposed by financial institutions on other businesses (commercial clients), collection services, repairs and maintenance services related to real and personal property, and computer programming services, including modifications to previously designed systems. The sales and use tax provisions were effective beginning on July 1, 2013.

On October 14, 2013, the Governor of Puerto Rico signed into law Act No. 117 (“Act 117”) providing additional changes and transitional provisions in connection with Act 40.  In relation to the national gross receipts tax, Act 117 clarifies, among other things, that gross income subject to the special tax does not include the following:

                      (i)         Dividends received from a 100% controlled domestic subsidiary. During the first nine months of 2014, no dividends subject to this exception were received by any of the Corporation’s entities.

                     (ii)         Income attributable to a trade or business outside of Puerto Rico.

On July 1, 2014, the Puerto Rico Government approved Act No. 77 (“Act 77”), Act for Adjustments to Tax System, which amended the 2011 PR Code.  Some of the main provisions that impact corporations follow:

                      (i)         Long Term Capital Gain Tax Rate is increased from 15% to 20% and Long Term Capital Treatment was amended to apply only to assets held for a period of 1 year or more (previously 6 months or more) for transactions completed after June 30, 2014. As a result of this change, the deferred tax liability related to unrealized gains of available for sale securities was increased by $0.3 million and other deferred tax assets related to capital losses were increased by $0.1 million.

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

None of these provisions of Act 77 had a material impact on the Corporation in 2014.

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

For the quarter and nine-month period ended September 30, 2014, the Corporation recorded an income tax expense of $0.1 million and $0.7 million, respectively, compared to an income tax expense of $3.7 million and $4.3 million, respectively, for the same periods in 2013. The variance in the third quarter of 2014 compared to the same period in 2013 was mainly driven by an increase of $3.1 million in 2013 to the reserve for uncertain tax positions and, to a lesser extent, lower taxable income from profitable subsidiaries. The decrease in the income tax expense for the nine-month period comparison mainly reflects a variance of $4.9 million related to adjustments to the reserve for uncertain tax positions, partially offset by the $0.3 million reduction in the national gross receipts tax credit and the impact in 2013 of a net benefit of approximately $0.5 million related to the increase in the deferred tax asset of profitable subsidiaries due to changes in statutory tax rates.

The income tax in the interim financial statements is calculated based on the income of the individual subsidiaries and the currently valid tax rates as a best possible estimate. As of September 30, 2014, the deferred tax asset, net of a valuation allowance of $505.2 million, amounted to $9.9 million compared to $7.6 million as of December 31, 2013. The decrease in the valuation allowance to $505.2 million, as of September 2014, from $522.7 million as of December 31, 2013 was mainly due to the reversal of temporary differences primarily attributable to the reduction in the allowance for loan and lease losses during the first nine months of 2014.

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

In assessing the weight of positive and negative evidence, a significant negative factor that resulted in the maintenance of the valuation allowance was that the Corporation’s banking subsidiary, FirstBank Puerto Rico, was in a three-year historical cumulative loss position as of September 30, 2014, mainly due to significant charges to the provision for loan and lease losses in prior years as a result of the economic downturn and the bulk sales of assets completed in 2013. As of September 30, 2014, the Corporation had a gross deferred tax asset of $525.4 million, including $373.6 million associated with NOLs. The Bank incurred all of the NOLs on or after 2009. As mentioned before, the Corporation maintained a valuation allowance of $505.2 million as of September 30, 2014 against the deferred tax asset. As of September 30, 2014, management concluded that $9.9 million of the deferred tax asset will be realized as it relates to profitable subsidiaries and to amounts that can be realized through future reversals of existing taxable temporary differences. To the extent the realization of a portion, or all, of the tax asset becomes “more likely than not” based on changes in circumstances (such as, improved earnings, changes in tax laws or other relevant changes), a reversal of that portion of the deferred tax asset valuation allowance will then be recorded.

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

As of September 30, 2014, the Corporation did not have UTBs recorded on its books. The years 2007 through 2009 were examined by the United States Internal Revenue Service (“IRS”) and disputed issues were taken to administrative appeals during 2011. During the month of July 2014, the Corporation reached an agreement with the IRS Appeals office.  Accordingly, the remaining UTB’s recorded on the books in the amount of $2.5 million was paid to settle the resulting tax liability. Such settlement did not have an impact on the effective tax rate.

The Corporation’s liability for income taxes includes the estimate of interest not yet paid related to the settlement reached with the IRS to close the tax years 2007 through 2009 that were the subject of the IRS examination. The Corporation classifies all interest and penalties, if any, related to tax uncertainties as income tax expense. As of September 30, 2014, the Corporation’s accrued interest that relates to the IRS examination amounted to $1.4 million and there was no need to accrue for the payment of penalties. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the 2011 PR Code is 4 years; the statute of limitations for Virgin Islands and U.S. income tax purposes are each three years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For Virgin Islands and U.S income tax purposes, all tax years subsequent to 2010 remain open to examination. For Puerto Rico purposes, all tax years subsequent to 2009 remain open to examination. Tax year 2010 is currently under examination by the Puerto Rico Department of Treasury.

FINANCIAL CONDITION AND OPERATING DATA ANALYSIS

Assets

Total assets were $12.6 billion, a decrease of $13.6 million from December 31, 2013.  The decrease was mainly related to a $256.3 million decline in total loans, net of allowance, mainly reflecting large commercial and construction loans paid off, a decrease of $101.2 million in the outstanding balances of credit facilities granted to government entities, primarily in Puerto Rico, and a $47.4 million decrease in the OREO inventory balance driven by sales and valuation adjustments. These decreases were partially offset by higher cash balances.  There were three large commercial loans paid off in Puerto Rico totaling approximately $106.6 million and five impaired commercial and construction loans paid off in the United States totaling $45.2 million.

Loan Portfolio

The following table presents the composition of the Corporation’s loan portfolio, including loans held for sale, as of the dates indicated:

	September 30,	December 31,
(In thousands)	2014	2013

Residential mortgage loans	$2,819,648	$2,549,008

Commercial loans:
Commercial mortgage loans	1,812,094	1,823,608
Construction loans	141,689	168,713
Commercial and Industrial loans (1)	2,515,384	2,788,250
Loans to a local financial institution collateralized by real estate mortgages (2)	-	240,072
Total commercial loans	4,469,167	5,020,643
Finance leases	236,115	245,323
Consumer loans	1,790,472	1,821,196
Total loans held for investment	9,315,402	9,636,170

Less:
Allowance for loan and lease losses	(225,434)	(285,858)
Total loans held for investment, net	$9,089,968	$9,350,312
Loans held for sale	80,014	75,969
Total loans, net	$9,169,982	$9,426,281

(1)

As of September 30, 2014 and December 31, 2013, includes $1.1 billion and $1.2 billion, respectively, of commercial loans that are secured by real estate but are not dependent upon the real estate for repayment.

(2)

On May 30, 2014, FirstBank acquired from Doral mortgage loans, mainly residential mortgage loans, having an unpaid principal balance of $241.7 million (estimated fair value at acquisition of $226.0 million) in full satisfaction of secured borrowings with a book value of $232.9 million owed by Doral to FirstBank.

 As of September 30, 2014, the Corporation’s total loans held for investment, net of allowance, decreased by $260.3 million, when compared with the balance as of December 31, 2013. The decrease mainly reflects a $101.2 million reduction in the outstanding balance of credit facilities granted to the government entities in Puerto Rico and the Virgin Islands, a $54.6 million C&I loan paid in full in Puerto Rico before contractual maturity, a $37.1 million adversely classified C&I loan in Puerto Rico that was paid-off in the first quarter of 2014, a $16.2 million restructured commercial mortgage loan paid-in full in the United States, for which a recovery of previously charged-off amounts of $4.1 million was recorded in the second quarter of 2014, and three adversely classified construction loans paid off in the United States totaling $10.2 million.

As shown in the table above, the 2014 loans held for investment portfolio was comprised of commercial loans (48%), residential real estate loans (30%), and consumer and finance leases (22%). Of the total gross loan portfolio held for investment of $9.3 billion as of September 30, 2014, approximately 83% has credit risk concentration in Puerto Rico, 10% in the United States (mainly in the state of Florida) and 7% in the Virgin Islands, as shown in the following table:

As of September 30, 2014	Puerto Rico	Virgin Islands	United States	Total
	(In thousands)
Residential mortgage loans	$2,139,435	$343,620	$336,593	$2,819,648
Commercial mortgage loans	1,445,044	71,888	295,162	1,812,094
Construction loans	92,734	25,631	23,324	141,689
Commercial and Industrial loans	2,131,996	109,943	273,445	2,515,384
Total commercial loans	3,669,774	207,462	591,931	4,469,167
Finance leases	236,115	-	-	236,115
Consumer loans	1,705,885	48,841	35,746	1,790,472
Total loans held for investment, gross	$7,751,209	$599,923	$964,270	$9,315,402

Loans held for sale	37,909	40,325	1,780	80,014
Total loans	$7,789,118	$640,248	$966,050	$9,395,416

As of December 31, 2013	Puerto Rico	Virgin Islands	United States	Total
	(In thousands)
Residential mortgage loans	$1,906,982	$348,816	$293,210	$2,549,008
Commercial mortgage loans	1,464,085	74,271	285,252	1,823,608
Construction loans	105,830	33,744	29,139	168,713
Commercial and Industrial loans	2,436,709	125,757	225,784	2,788,250
Loans to a local financial institution collateralized by real
estate mortgages	240,072	-	-	240,072
Total commercial loans	4,246,696	233,772	540,175	5,020,643
Finance leases	245,323	-	-	245,323
Consumer loans	1,739,478	49,689	32,029	1,821,196
Total loans held for investment, gross	$8,138,479	$632,277	$865,414	$9,636,170

Loans held for sale	35,394	40,575	-	75,969
Total loans	$8,173,873	$672,852	$865,414	$9,712,139

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

The following table details First BanCorp’s loan production, including purchases, refinancings, renewals and draws from existing revolving and non-revolving commitments for the periods indicated:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2014	2013	2014	2013
	(In thousands)

Residential real estate	$168,931	$176,865	$481,019	$669,054
C&I and commercial mortgage	495,108	448,189	1,356,175	1,144,844
Construction	7,890	5,354	23,286	48,251
Finance leases	18,443	26,770	59,190	79,037
Consumer	216,432	262,920	711,656	797,470
Total loan production	$906,804	$920,098	$2,631,326	$2,738,656

     The Corporation is experiencing continued loan demand and has continued its targeted origination strategies. During the third quarter and nine month period ended on September 30, 2014, total loan originations, including purchases, refinancings, renewals, and draws from existing revolving and non-revolving commitments, amounted to approximately $906.8 million and $2.6 billion, respectively, compared to $920.1 million and $2.7 billion, respectively, for the comparable periods in 2013.

Residential mortgage loan originations and purchases for the quarter and nine-month period ended September 30, 2014 amounted to $168.9 million and $481.0 million, respectively, compared to $176.9 million and $669.1 million, respectively, for the comparable periods in 2013, adversely affected by a decrease in refinancings and the current economic environment in Puerto Rico. Originations of auto loans (including finance leases) for the quarter and nine-month period ended September 30, 2014 amounted to $99.8 million and $365.6 million, respectively, compared to $157.1 million and $460.3 million, respectively, for the comparable periods in 2013. The decrease mainly resulted from decreased activity in new auto sales reflecting lower consumer confidence as a result of the prolonged economic recession in Puerto Rico and demographic changes.  Other personal loan originations for the quarter and nine-month period ended September 30, 2014 amounted to $49.5 million and $147.0 million, respectively, compared to $49.1 million and $154.2 million, respectively, for the comparable periods in 2013.

C&I loan originations (excluding government loans) for the quarter and nine-month period ended September 30, 2014 amounted to $347.8 million and $922.2 million, respectively, compared to $285.9 million and $806.6 million, respectively, for the comparable periods in 2013. The increase in the 2014 periods was mainly related to disbursements on existing credit facilities.  Government loan originations for the quarter and nine-month period ended September 30, 2014 amounted to $92.3 million and $357.8 million, respectively, compared to $159.7 million and $327.6 million, respectively, for the comparable periods in 2013, also primarily reflecting disbursements on existing facilities.

The total loan originations statistics, based on regulatory guidance, include the utilization activity on the outstanding credit card portfolio for the quarter and nine-month period ended September 30, 2014 of approximately $85.6 million and $258.2 million, respectively, compared to $83.5 million and $261.9 million, respectively, for the comparable periods in 2013. The loan production statistics in the table above exclude the loans acquired from Doral in 2014.

Residential Real Estate Loans

As of September 30, 2014, the Corporation’s residential real estate loan portfolio held for investment increased by $270.6 million as compared to the balance as of December 31, 2013, mainly reflecting the impact of mortgage loans acquired from Doral in the second quarter of 2014 in full satisfaction of secured borrowings owed by such entity to FirstBank.  Mortgage loans acquired from Doral include mortgage loans, primarily residential mortgage loans, with an unpaid principal balance of $229.0 million, recorded at its estimated fair value at acquisition of $213.7 million (carrying value of $221.9 million as of September 30, 2014).

The remaining increase is mainly related to the origination of non-conforming loans in Puerto Rico during 2014 of approximately $133 million, which are generally retained in our portfolio held for investment. These variances were partially offset by charge-offs, foreclosures and principal repayments.

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

   On October 2, 2014, FirstBank Puerto Rico, entered into a Mortgage Loan Purchase and Sale and Interim Servicing Agreement (the “Purchase Agreement”) with Doral Bank, a wholly-owned subsidiary of Doral Financial Corporation. Pursuant to the Purchase Agreement, the Bank purchased on October 3, 2014 all rights, title and interests in certain performing residential mortgage loans with approximately $192.6 million in outstanding unpaid principal balance in a cash transaction.

Commercial and Construction Loans

As of September 30, 2014, the Corporation’s commercial and construction loan portfolio held for investment decreased by $551.5 million, as compared to the balance of $5.0 billion as of December 31, 2013. The reduction primarily reflects the effect of the Doral transaction explained above, the impact of certain large loans paid off during the first nine months of 2014 and charge-offs, including three large commercial loans paid off in Puerto Rico totaling approximately $106.6 million, a $16.2 million restructured commercial mortgage loan paid-in full in the United States, and $10.2 million related to three adversely classified construction loans paid off in the United States.  In addition, the outstanding balance of credit facilities granted to government entities in Puerto Rico and the Virgin Islands decreased by $101.2 million.

These variances were partially offset by a $57.6 million increase in the C&I and commercial mortgage portfolio of the United States.  As part of the United States strategy, the Corporation has expanded its resources in the middle market and corporate areas in light of lending growth opportunities in this sector.  The Corporation’s commercial loans are primarily variable- and adjustable-rate loans.

As of September 30, 2014, the Corporation had $364.3 million in credit facilities granted to the Puerto Rico government, its municipalities and public corporations, of which $316.3 million was outstanding, compared to $397.8 million outstanding as of December 31, 2013. In addition, the outstanding balance of facilities granted to the government of the Virgin Islands amounted to $40.8 million as of September 30, 2014, compared to $60.6 million as of December 31, 2013. Approximately $201.4 million of the outstanding credit facilities consists of loans to municipalities in Puerto Rico. Municipal debt exposure is secured by ad valorem taxation without limitation as to rate or amount on all taxable property within the boundaries of each municipality. The good faith, credit, and unlimited taxing power of the applicable municipality have been pledged to the repayment of all outstanding bonds and notes. Approximately $24.8 million consists of loans to units of the central government, and approximately $90.1 million consists of loans to public corporations that generally receive revenues from the rates they charge for services or products, such as electric power services, including a $75.0 million credit extended to the Puerto Rico Electric Power Authority (“PREPA”) for fuel purchases that have priority over senior bonds and other debt.

Major public corporations have varying degrees of independence from the central government and many receive appropriations or other payments from the Puerto Rico’s government general fund. Debt issued by the central government can either carry the full faith, credit and taxing power of the Commonwealth of Puerto Rico or represent an obligation that is subject to annual budget appropriations. Furthermore, the Corporation had $200.4 million outstanding as of September 30, 2014 in financing to the hotel industry in Puerto Rico guaranteed by the Puerto Rico Tourism Development Fund (“TDF”). The TDF is a subsidiary of the Government Development Bank (“GDB”) that works with private-sector financial institutions to structure financings for new hospitality projects.

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

   As of September 30, 2014, the Corporation had an exposure to public corporations covered by the Recovery Act amounting to $86.1 million, including the $75 million direct exposure to PREPA. In August 2014, PREPA entered into a forbearance agreement with a group of banks, including FirstBank, to extend further its maturing credit lines to March 31, 2015. As a result of the forbearance, this credit facility was classified as a Trouble Debt Restructuring (“TDR”) loan during the third quarter of 2014. The loan was maintained in accrual status based on the estimated cash flows analysis performed on this noncollateral dependent loan, repayment prospects and compliance with contractual terms.

The Corporation has significantly reduced its exposure to construction loans and originations are mainly draws from existing commitments, including construction facilities tied to financings to the hotel industry guaranteed by TDF.

    The decrease in the construction loan portfolio held for investment was driven by charge-offs, the aforementioned adversely classified loans paid off in Florida, and foreclosures.

The composition of the Corporation's construction loan portfolio held for investment as of September 30, 2014 by category and geographic location is as follows:

As of September 30, 2014
	Puerto Rico	Virgin Islands	United States	Total
	(In thousands)
Loans for residential housing projects:
Mid-rise (1)	$32,691	$4,187	$-	$36,878
Single-family, detached	15,525	-	11,153	26,678
Total for residential housing projects	48,216	4,187	11,153	63,556

Construction loans to individuals secured by residential properties	1,465	2,129	-	3,594
Loans for commercial projects	4,542	-	11,790	16,332
Bridge loans - commercial	-	13,256	-	13,256
Land loans - residential	23,670	6,185	381	30,236
Land loans - commercial	14,454	-	-	14,454
Total before net deferred fees and allowance for loan losses	$92,347	$25,757	$23,324	$141,428
Net deferred fees	387	(126)	-	261
Total construction loan portfolio, gross	92,734	25,631	23,324	141,689
Allowance for loan losses	(11,369)	(2,194)	(872)	(14,435)

Total construction loan portfolio, net	$81,365	$23,437	$22,452	$127,254
____________________
(1)	Mid-rise relates to buildings of up to 7 stories.

The following table presents further information on the Corporation’s construction portfolio as of and for the nine-month period ended September 30, 2014:

(In thousands)
Total undisbursed funds under existing commitments	$37,784

Construction loans held for investment in non-accrual status	$30,111

Construction loans held for sale in non-accrual status	$47,802

Net charge offs - Construction loans	$6,164

Allowance for loan losses - Construction loans	$14,435

Non-performing construction loans to total construction loans, including held for sale	41.12%

Allowance for loan losses - construction loans to total construction loans held for investments	10.19%

Net charge-offs (annualized) to total average construction loans	4.04%

The following summarizes the construction loans for residential housing projects in Puerto Rico segregated by the estimated selling price of the units:

		(In thousands)

	Under $300k	$12,049
	Over $600k (1)	36,167
		$48,216
_____________
(1)	Mainly composed of three residential housing projects in Puerto Rico.

Consumer Loans and Finance Leases

As of September 30, 2014, the Corporation’s consumer loan and finance lease portfolio decreased by $39.9 million, as compared to the portfolio balance as of December 31, 2013.  The decrease was mainly the result of charge-offs and repayments that exceeded the volume of new originations.  The auto and finance lease portfolio decreased by $26.9 million reflecting an increased level of charge-offs experienced and the aforementioned reduced activity in new loan originations. The auto loan and finance lease portfolios in Puerto Rico amounted to $1.1 billion and $236.1 million, respectively, as of September 30, 2014.  The remaining decrease of the consumer loan portfolio was primarily related to a $9.5 million decline in the credit card loan balance.

Investment Activities

As part of its liquidity, revenue diversification and interest rate risk strategies, First BanCorp. maintains an investment portfolio that is classified as available for sale. The Corporation’s total available-for-sale investment securities portfolio as of September 30, 2014 amounted to $2.0 billion, a slight decrease of $1.1 million from December 31, 2013.  During 2014, the Corporation completed purchases of approximately $75 million of 10-15 year U.S. agency MBS (average yield of 2.46%) and approximately $44 million of U.S. government and sponsored agencies debt securities (average yield of 1.72%).

Approximately 96% of the Corporation’s available-for-sale securities portfolio is invested in U.S. Government and Agency debentures and fixed-rate U.S. government sponsored-agency MBS (mainly GNMA, FNMA and FHLMC fixed-rate securities). The Corporation’s investment in equity securities classified as available for sale is minimal, approximately $14 thousand, which consists of common stock of another financial institution in Puerto Rico.

As of September 30, 2014, the Corporation had outstanding $61.1 million in obligations of the Puerto Rico government, mainly bonds of the GDB and the Puerto Rico Building Authority, as part of its available-for-sale investment securities portfolio, carried on its books at a fair value of $46.4 million.  During the first half of 2014, the Corporation sold $4.6 million of Puerto Rico government agency bonds and received proceeds of $10 million from matured Puerto Rico government securities. The fair value of the Puerto Rico government obligations held by the Corporation increased by approximately $4.9 million during the first nine months of 2014.

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

The following table presents the carrying value of investment securities at the indicated dates:

	As of	As of
	September 30,	December 31,
	2014	2013
	(In thousands)

Money market investments	$16,957	$201,369

Investment securities available for sale, at fair value:
U.S. Government and agencies obligations	306,027	256,994
Puerto Rico government obligations	46,389	51,330
Mortgage-backed securities	1,624,707	1,669,925
Equity securities	14	33
Total investment securities available for sale, at fair value	1,977,137	1,978,282

Other equity securities, including $25.5 million and $28.4 million
of FHLB stock as of September 30, 2014 and December 31, 2013, respectively	25,752	28,691
Total money market investments and investment securities	$2,019,846	$2,208,342

Mortgage-backed securities at the indicated dates consist of:

	As of	As of
	September 30,	December 31,
(In thousands)	2014	2013

Available-for-sale:
FHLMC certificates	$322,082	$322,187
GNMA certificates	397,203	445,008
FNMA certificates	869,306	861,783
Collateralized Mortgage Obligations issued or
guaranteed by FHLMC	-	81
Other mortgage pass-through certificates	36,116	40,866
Total mortgage-backed securities	$1,624,707	$1,669,925

   The carrying values of investment securities classified as available for sale as of September 30, 2014 by contractual maturity (excluding mortgage-backed securities and equity securities) are shown below:

	Carrying	Weighted
(Dollars in thousands)	Amount	Average Yield %

U.S. Government and agencies obligations
Due within one year	$7,498	0.11
Due after one year through five years	169,937	1.18
Due after five years through ten years	128,592	1.52
	306,027	1.30

Puerto Rico Government obligations
Due after one year through five years	29,810	4.49
Due after five years through ten years	886	5.20
Due after ten years	15,693	5.83
	46,389	4.95

Total	352,416	1.89

Mortgage-backed securities	1,624,707	2.67

Equity securities	14	-

Total investment securities available for sale	$1,977,137	2.52

Net interest income of future periods could be affected by prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on these securities, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration of the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. As of September 30, 2014, the Corporation has approximately $81.3 million in debt securities (U.S. Agencies and Puerto Rico government securities) with embedded calls and with an average yield of 1.64%. Refer to the “Risk Management” section below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and of the interest rate risk management strategies followed by the Corporation. Also refer to Note 4 to the accompanying unaudited consolidated financial statements for additional information regarding the Corporation’s investment portfolio.

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

The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. As of September 30, 2014, FirstBank could not pay any dividend to the parent company except upon receipt of prior approval by the New York FED and the Federal Reserve Board because of the Regulatory Agreements.

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

The Corporation manages its liquidity in a proactive manner, and maintains a sound liquidity position. Multiple measures are utilized to monitor the Corporation’s liquidity position, including core liquidity, basic liquidity, and time-based reserve measures. As of September 30, 2014, the estimated core liquidity reserve (which includes cash and free liquid assets) was $1.6 billion or 13.0% of total assets, compared to $1.35 billion or 10.7% of total assets as of December 31, 2013. The basic liquidity ratio (which adds available secured lines of credit to the core liquidity) was approximately 15.9% of total assets, compared to 14.35% of total assets as of December 31, 2013. As of September 30, 2014, the Corporation had $371.8 million available for additional credit from the FHLB NY. Unpledged liquid securities as of September 30, 2014 mainly consisted of fixed-rate MBS and U.S. agency debentures amounting to approximately $689.1 million. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic liquidity measure. The increased liquidity was primarily due to prepayments of MBS investments and certain large commercial loans paid-off deposited in cash balances with the Federal Reserve Bank generating interest income of 0.25%. The aforementioned acquisition of $192.6 million of mortgage loans from Doral in October, 2014 was paid in cash. As of September 30, 2014, the holding company had $36.1 million of cash and cash equivalents. Cash and cash equivalents at the Bank level as of September 30, 2014 were approximately $963.1 million. The Bank has $3.1 billion in brokered CDs as of September 30, 2014, of which approximately $1.8 billion mature over the next twelve months.  Liquidity at the Bank level is highly dependent on bank deposits, which fund 77% of the Bank’s assets (or 53% excluding brokered CDs). The Corporation has continued to issue brokered CDs pursuant to temporary approvals received from the FDIC to renew or roll over brokered CDs up to certain amounts through March 31, 2015.

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

   The Asset and Liability Committee of the Board of Directors reviews credit availability on a regular basis. The Corporation has also securitized and sold mortgage loans as a supplementary source of funding. Long-term funding has also been obtained through the issuance of notes and, to a lesser extent, long-term brokered CDs. The cost of these different alternatives, among other things, is taken into consideration.

The Corporation has continued reducing the amounts of brokered CDs. The reduction in brokered CDs is consistent with the requirements of the FDIC Order that preclude the issuance of brokered CDs without FDIC approval and require a plan to reduce the amount of brokered CDs. As of September 30, 2014, brokered CDs decreased $78.2 million to $3.1 billion from December 31, 2013.  At the same time as the Corporation focuses on reducing its reliance on brokered deposits, it is seeking to add core deposits. During the first nine months of 2014, the Corporation increased non-brokered deposits, excluding government deposits, by $138.6 million.

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

The Corporation’s principal sources of funding are:

Brokered CDs – A large portion of the Corporation’s funding has been retail brokered CDs issued by FirstBank. Total brokered CDs decreased by $78.2 million to $3.1 billion as of September 30, 2014. Because of the FDIC Order, FirstBank cannot replace maturing brokered CDs without the prior approval of the FDIC. Since the issuance of the FDIC Order, the FDIC has granted the Bank temporary waivers to enable it to continue accessing the brokered deposit market in specified amounts. The most recent waiver is effective through March 31, 2015. The Bank will request approvals for future periods. The Corporation used proceeds from repayments of loans and investments to pay down maturing borrowings, including brokered CDs. Also, the Corporation successfully implemented its core deposit growth strategy that resulted in an increase of $138.6 million in non-brokered deposits, excluding government deposits, during the first nine months of 2014.

     The average remaining term to maturity of the retail brokered CDs outstanding as of September 30, 2014 is approximately 1.1 years.

     The use of brokered CDs has been particularly important for the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining regular retail deposits in Puerto Rico. The brokered CDs market is very competitive and liquid, and has enabled the Corporation to obtain substantial amounts of funding in short periods of time. This strategy has enhanced the Corporation’s liquidity position, since the brokered CDs are insured by the FDIC up to regulatory limits and can be obtained faster compared to regular retail deposits. During the first nine months of 2014, the Corporation issued $1.2 billion in brokered CDs with an average cost of 0.78% to renew maturing brokered CDs. Management believes it will continue to obtain waivers from the restrictions on the issuance of brokered CDs under the FDIC Order to meet its obligations and execute its business plans.

The following table presents a maturity summary of brokered and retail CDs with denominations of $100,000 or higher as of September 30, 2014:

Total
(In thousands)

Three months or less	$772,368
Over three months to six months	607,539
Over six months to one year	1,339,298
Over one year	1,733,581
Total	$4,452,786

    Certificates of deposit in denominations of $100,000 or higher include brokered CDs of $3.1 billion issued to deposit brokers in the form of large ($100,000 or more) certificates of deposit that are generally participated out by brokers in shares of less than $100,000 and are therefore insured by the FDIC. Certificates of deposit with denominations of $100,000 or higher also include $2.4 million of deposits through the Certificate of Deposit Account Registry Service (CDARS).

Government deposits - As of September 30, 2014, the Corporation had $250.9 million of Puerto Rico public sector deposits ($228.2 million in transactional accounts and $22.7 million in time deposits) compared to $546.5 million as of December 31, 2013. Approximately 57% is from municipalities in Puerto Rico and 43% is from public corporations and the central government and agencies.

    In 2014, Act 24-2014 was approved by the Puerto Rico Legislature, seeking to further strengthen the liquidity of the GDB and the GDB’s oversight over public funds.  Among other measures, Act 24-2014 grants the GDB the ability to exercise additional oversight of certain public funds deposited at private financial institutions and grants the GDB the legal authority, subject to an entity’s ability to request waivers under certain specified circumstances, to require such public funds (other than funds of the Legislative Branch, the Judicial Branch, the University of Puerto Rico, governmental pension plans, municipalities and certain other independent agencies) to be deposited at the GDB, which is expected to result in a more efficient management of public resources in an effort to maximize liquidity and efficient use of public resources. The GDB expected to capture a portion of public funds deposited in private financial institutions. As anticipated, certain public corporations and agencies withdrew from FirstBank approximately $341.6 million during the second quarter of 2014.  The Corporation will continue to focus on transactional accounts and capture deposits from entities excluded from Act 24-2014.

    In addition, as of September 30, 2014, the Corporation had $217.8 million of government deposits in the Virgin Islands, compared to $159.3 million as of December 31, 2013.

Retail deposits - The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. Total deposits, excluding brokered CDs and government deposits, increased by $138.6 million to $6.2 billion as of September 30, 2014 from $6.0 billion as of December 31, 2013, reflecting increases in core-deposit products such as savings and retail CDs primarily in Puerto Rico.  Refer to Note 13 in the accompanying unaudited financial statements for further details.

    Refer to the “Net Interest Income” discussion above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarters and nine-month periods ended September 30, 2014 and 2013.

Securities sold under agreements to repurchase - The Corporation’s investment portfolio is funded in part with repurchase agreements. The Corporation’s outstanding repurchase agreements amounted to $900 million as of September 30, 2014 and December 31, 2013.  One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. All of the $900 million of repurchase agreements outstanding as of September 30, 2014 consist of structured repurchase agreements. In addition to these repurchase agreements, the Corporation has been able to maintain access to credit by using cost-effective sources such as FHLB advances. Refer to Note 14 in the Corporation’s unaudited financial statements for the quarter and nine-month period ended September 30, 2014 for further details about repurchase agreements outstanding by counterparty and maturities.

   In July, 2014, a $100 million structured repurchase agreement that carried a floating rate converted to a fixed rate resulting in an increase of approximately $0.4 million in interest expense for the third quarter of 2014.  Another similar $100 million structured repurchase agreement flipped to a fixed rate in October 2014 and is expected to result in a quarterly increase in interest expense of approximately $0.5 million.

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

    Given the quality of the collateral pledged, the Corporation has not experienced significant margin calls from counterparties arising from credit-quality-related write-downs in valuations and, as of September 30, 2014, it had only $0.2 million of cash equivalent instruments deposited in connection with collateralized interest rate swap agreements.

Advances from the FHLB – The Bank is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages and investments as collateral for advances taken. As of September 30, 2014 and December 31, 2013, the outstanding balance of FHLB advances was $325.0 million and $300.0 million, respectively. The Corporation entered into a 4-year FHLB advance of $25 million with a rate of 1.79% in the third quarter of 2014.  As of September 30, 2014, the Corporation had $371.8 million available for additional credit on FHLB lines of credit.

Though currently not in use, other sources of short-term funding for the Corporation include commercial paper and federal funds purchased. Furthermore, in previous years, the Corporation entered into several financing transactions to diversify its funding sources, including the issuance of notes payable and junior subordinated debentures as part of its longer-term liquidity and capital management activities.  No assurance can be given that these sources of liquidity will be available in the future and, if available, will be on acceptable terms.

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

The cumulative trust preferred debentures are presented in the Corporation’s consolidated statement of financial condition as Other Borrowings. The variable rate trust preferred securities are fully and unconditionally guaranteed by the Corporation. The $100 million Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and the $125 million issued in September 2004 mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Debentures may be shortened (such shortening would result in a mandatory redemption of the variable rate trust preferred securities). The trust preferred securities, subject to certain limitations, qualify as Tier I regulatory capital under current applicable rules and regulations. The Collins Amendment to the Dodd-Frank Act eliminates certain trust-preferred securities from Tier 1 Capital. Bank Holding Companies such as the Corporation must fully phase out these instruments of Tier I capital by January 1, 2016, however, they may remain in Tier 2 capital until the instruments are redeemed or mature. At September 30, 2014, the Corporation had $225 million in trust preferred securities that are subject to the phase-out from Tier 1 Capital under the Basel 3 Final Rule.

    With respect to the outstanding subordinated debentures, the Corporation elected to defer the interest payments that were due in quarterly periods since March 2012. The aggregate amount of payments deferred and accrued approximates $20.1 million as of September 30, 2014. Under the indentures, we have the right, from time to time, and without causing an event of default, to defer payments of interest on the subordinated debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. Future interest payments are subject to Federal Reserve approval.

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

The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid in large part because of the sale of mortgages through guarantee programs of the FHA, VA, HUD, FNMA and FHLMC. The Corporation obtained commitment authority to issue GNMA mortgage-backed securities from GNMA and, under this program; the Corporation completed the securitization of approximately $144.6 million of FHA/VA mortgage loans into GNMA MBS during the first nine months of 2014. Any regulatory actions affecting GNMA, FNMA or FHLMC could adversely affect the secondary mortgage market.

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

Cash Flows

Cash and cash equivalents were $970.0 million as of September 30, 2014, an increase of $314.3 million when compared to the balance as of December 31, 2013, while, as of September 30, 2013 the total balance of cash and cash equivalents amounted to $824.4 million, a decrease of $122.5 million from December 31, 2012. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during the first nine months of 2014 and 2013.

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

For the first nine months of 2014 and 2013, net cash provided by operating activities was $236.9 million and $262.5 million, respectively. Net cash generated from operating activities was higher than reported net income largely as a result of adjustments for operating items such as the provision for loan and lease losses, depreciation and amortization, proceeds from sales of loans held for sale, and impairments.

Cash Flows from Investing Activities

The Corporation’s investing activities primarily relate to originating loans to be held for investment and purchasing, selling and repayments of available-for-sale investment securities. For the nine-month period ended September 30, 2014, net cash provided by  investing activities was $234.9 million, primarily reflecting principal repayments on loans held for investment and available-for-sale investment securities.

For the nine-month period ended September 30, 2013, net cash used by investing activities was $313.2 million, primarily reflecting purchases of investment securities and loan originations in excess of loan principal repayments.

Cash Flows from Financing Activities

The Corporation’s financing activities primarily include the receipt of deposits and issuance of brokered CDs, the issuance and payments of long-term debt, the issuance of equity instruments and activities related to its short-term funding. During the nine-month period ended September 30, 2014, net cash used in financing activities was $157.5 million, mainly due to the reduction in brokered CDs and deposit withdrawals by certain government entities and public corporations in Puerto Rico.

In the nine-month period ended September 30, 2013, net cash used by financing activities was $71.8 million mainly due to repayments of maturing FHLB advances and brokered CDs.

Capital

As of September 30, 2014, the Corporation’s stockholders’ equity was $1.3 billion, an increase of $108.3 million from December 31, 2013.  The increase was mainly driven by the net income of $61.5 million for the first nine months of 2014 and a $44.4 million increase in other comprehensive income mainly attributable to an increase in the fair value of U.S. agency MBS and debt securities.    As a result of the Written Agreement with the New York FED, currently neither First BanCorp., nor FirstBank, is permitted to pay dividends on capital securities without prior approval.

Although all of the regulatory capital ratios of the Bank exceeded the established “well capitalized” levels, as well as the minimum capital ratios required by the FDIC Order, as of September 30, 2014, FirstBank cannot be treated as a “well capitalized” institution since it is still subject to the FDIC Order. Set forth below are First BanCorp.’s, and FirstBank’s regulatory capital ratios as of September 30, 2014 and December 31, 2013, based on existing established guidelines.

		Banking Subsidiary
	First BanCorp	FirstBank	To be well capitalized	Consent Order Requirements over time
As of September 30, 2014
Total capital (Total capital to risk-weighted assets)	18.57%	18.21%	10.00%	12.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	17.30%	16.95%	6.00%	10.00%
Leverage ratio	12.34%	12.10%	5.00%	8.00%

As of December 31, 2013
Total capital (Total capital to risk-weighted assets)	17.06%	16.67%	10.00%	12.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	15.78%	15.40%	6.00%	10.00%
Leverage ratio	11.71%	11.44%	5.00%	8.00%

The increase in capital ratios was primarily related to earnings recorded in the first nine months of 2014 and a reduction in risk-weighted assets mainly related to the decrease in commercial and construction loans.

In July 2013, U.S. banking regulators approved a revised regulatory capital framework for U.S. banking organizations (the “Basel 3 rules”) that is based on international regulatory capital requirements adopted by the Basel Committee on Banking Supervision over the past several years.  The Basel 3 rules introduce new minimum capital ratios and capital conservation buffer requirements, change the composition of regulatory capital, require a number of new adjustments to and deductions from regulatory capital, and introduce a new “Standardized Approach” for the calculation of risk-weighted assets that will replace the risk-weighting requirements under the current U.S. regulatory capital rules.  The new minimum regulatory capital requirements and the Standardized Approach for the calculation of risk-weighted assets will become effective for the Corporation and FirstBank on January 1, 2015. The capital conservation buffer requirements, and the regulatory capital adjustments and deductions under the Basel 3 rules will be phased-in over several years ending on December 31, 2018.

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

The Corporation’s estimated pro-forma CET1 ratio, Tier 1 capital ratio, total capital ratio, and leverage ratio under the Basel 3 rules, giving effect as of September 30, 2014 to all the provisions that will be phased-in between January 1, 2015 and January 2019, was 13.7%, 14.1%, 17.8%, and 10.4%, respectively.  These ratios would exceed the fully phased-in minimum capital ratios under Basel 3.  Future estimates of the regulatory capital ratios under the Basel 3 rules may change over time as a result of further federal banking agency rulemaking or clarification.

The Corporation, as an institution with more than $10 billion but less than $50 billion of total consolidated assets, is subject to certain requirements established by the Dodd-Frank Act, including those related to capital stress testing.  The Dodd-Frank Act stress testing requirements are implemented through the Federal Reserve’s Comprehensive Capital Analysis and Review program (CCAR), and by the Office of the Comptroller of the Currency (OCC) through their Dodd-Frank Act Stress Testing program (DFAST). Consistent with requirements of these programs, the Corporation’s first annual company-run stress test should be submitted to regulators no later than March 31, 2015.  Public disclosure of the results for the severely adverse economic scenario is expected to be made during the second quarter of 2015 on the Corporation’s website.

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

The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets for the periods ended September 30, 2014 and December 31, 2013, respectively:

	September 30,	December 31,
(In thousands, except ratios and per share information)	2014	2013

Total equity - GAAP	$1,324,157	$1,215,858
Preferred equity	(36,104)	(63,047)
Goodwill	(28,098)	(28,098)
Purchased credit card relationship	(17,235)	(19,787)
Core deposit intangible	(5,810)	(6,981)

Tangible common equity	$1,236,910	$1,097,945

Total assets - GAAP	$12,643,280	$12,656,925
Goodwill	(28,098)	(28,098)
Purchased credit card relationship	(17,235)	(19,787)
Core deposit intangible	(5,810)	(6,981)

Tangible assets	$12,592,137	$12,602,059
Common shares outstanding	212,978	207,069

Tangible common equity ratio	9.82%	8.71%
Tangible book value per common share	$5.81	$5.30

The Tier 1 common equity to risk-weighted assets ratio is calculated by dividing (a) Tier 1 capital less capital other than common stock, including qualifying perpetual preferred stock and qualifying trust preferred securities, by (b) risk-weighted assets, which assets are calculated in accordance with applicable bank regulatory requirements. The Tier 1 common equity ratio is not required by GAAP. Management is currently monitoring this ratio, along with the other ratios discussed above, in evaluating the Corporation’s capital levels and believes that, at this time, the ratio may continue to be of interest to investors.

The following table reconciles stockholders' equity (GAAP) to Tier 1 common equity based on current applicable bank regulatory requirements (known as "Basel I"):

		September 30,	December 31,
	(In thousands)	2014	2013

	Total equity - GAAP	$1,324,157	$1,215,858
	Qualifying preferred stock	(36,104)	(63,047)
	Unrealized loss on available-for-sale securities (1)	34,301	78,734
	Goodwill	(28,098)	(28,098)
	Core deposit intangible	(5,810)	(6,981)
	Other disallowed assets	(23)	(23)
	Tier 1 common equity	$1,288,423	$1,196,443

	Total risk-weighted assets	$8,954,477	$9,405,798

	Tier 1 common equity to risk-weighted assets ratio	14.39%	12.72%

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

In the first nine months of 2014, the Corporation issued an aggregate of 4,597,121 shares of its common stock in exchange for an aggregate of 1,077,726 shares of the Corporation’s Series A through E Preferred Stock, having an aggregate liquidation value of $26.9 million. The shares of common stock were issued to holders of the Series A through E Preferred Stock in reliance upon the exemption set forth in Section 3(a)(9) of the Securities Act of 1933, as amended, for securities exchanged by an issuer with existing security holders where no commission or other remuneration is paid or given directly or indirectly by the issuer for soliciting such exchange.

On September 9, 2014, the U.S. Department of Treasury announced that it would continue to wind down its investment in First BanCorp. by selling additional shares of common stock through its first pre-defined written trading plan. As of the announcement date, the U.S. Treasury held 19,680,441 shares, or approximately 9.2% of First BanCorp.’s common stock. Back in 2013, the U.S. Treasury sold 13,261,356 shares of First BanCorp.’s common stock at $6.75 per share in a registered offering.

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

As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. As of September 30, 2014, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $1.1 billion (including $648.4 million pertaining to credit card loans) and $47.0 million, respectively. Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation does not enter into interest rate lock agreements with prospective borrowers in connection with mortgage banking activities.

Contractual Obligations, Commitments and Contingencies

       The following table presents a detail of the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments
	As of September 30, 2014
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In thousands)

Contractual obligations:
Certificates of deposit	$5,276,850	$3,258,400	$1,743,740	$238,475	$36,235
Securities sold under agreements to repurchase	900,000	-	600,000	300,000	-
Advances from FHLB	325,000	-	300,000	25,000	-
Other borrowings	231,959	-	-	-	231,959
Total contractual obligations	$6,733,809	$3,258,400	$2,643,740	$563,475	$268,194

Commitments to sell mortgage loans	$82,021	$82,021

Standby letters of credit	$9,956	$9,956

Commitments to extend credit:
Lines of credit	$1,094,250	$1,094,250
Letters of credit	37,021	37,021
Commitments to originate loans	42,723	42,723
Total commercial commitments	$1,173,994	$1,173,994

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

Interest Rate Risk Management

First BanCorp. manages its asset/liability position in order to limit the effects of changes in interest rates on net interest income and to maintain stability of profitability under varying interest rate scenarios. The MIALCO oversees interest rate risk, and MIALCO meetings focus on, among other things, current and expected conditions in world financial markets, competition and prevailing rates in the local deposit market, liquidity, securities market values, recent or proposed changes to the investment portfolio, alternative funding sources and related costs, hedging and the possible purchase of derivatives such as swaps and caps, and any tax or regulatory issues which may be pertinent to these areas. The MIALCO approves funding decisions in light of the Corporation’s overall strategies and objectives.

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

The balance sheet is divided into groups of assets and liabilities detailed by maturity or re-pricing structure and their corresponding interest yields and costs. As interest rates rise or fall, these simulations incorporate expected future lending rates, current and expected future funding sources and costs, the possible exercise of options, changes in prepayment rates, deposit decay and other factors which may be important in projecting net interest income.

The Corporation uses a simulation model to project future movements in the Corporation’s balance sheet and income statement. The starting point of the projections generally corresponds to the actual values on the balance sheet on the date of the simulations.

These simulations are highly complex, and are based on many assumptions that are intended to reflect the general behavior of the balance sheet components over the period in question. It is unlikely that actual events will match these assumptions in all cases. For this reason, the results of these forward-looking computations are only approximations of the true sensitivity of net interest income to changes in market interest rates. Several benchmark and market rate curves were used in the modeling process, primarily the LIBOR/SWAP curve, Prime, Treasury, FHLB rates, brokered CDs rates, repurchase agreement rates and the mortgage commitment rate of 30 years.

The 12-month net interest income is forecasted assuming the September 30, 2014 interest rate curves remain constant. Then net interest income is estimated under rising and falling rate scenarios.

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

    The Libor/Swap curve for September 30, 2014, as compared to December 2013, remained almost flat in the short-term horizon, between one to twelve months, with a decrease of 1 basis point, while market rates increased by 30 basis points in the medium term, that is, between 2 to 5 years. In the long term, that is over a 5 year-term horizon, market rates decreased by 40 basis points. The Treasury curve decreased by 3 basis points in the short term and increased by 10 basis points in the medium term horizon as compared to December 31, 2013 end of month levels. The long term horizon decreased by almost 57 basis points as compared to December 2013 end of month levels.

    The following table presents the results of the simulations as of September 30, 2014 and December 31, 2013.  Consistent with prior years, these exclude non-cash changes in the fair value of derivatives:

	September 30, 2014				December 31, 2013
	Net Interest Income Risk				Net Interest Income Risk
	(Projected for the next 12 months)				(Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	Change	% Change	Change	% Change	Change	% Change	Change	% Change
+ 200 bps ramp	$15.3	3.04%	$13.4	2.63%	$14.6	2.76%	$12.1	2.23%
- 200 bps ramp	$(8.0)	(1.60)%	$(7.4)	(1.45)%	$(10.6)	(2.00)%	$(10.8)	(1.99)%

      The Corporation continues to manage its balance sheet structure to control the overall interest rate risk. Among the major drivers behind the slight shift in interest income sensitivity to interest rate shifts are the increase of $314.3 million in cash and cash equivalents and the purchase of $75 million of 10-15 year U.S. agency MBS with an average yield of 2.46% and $44 million of U.S agency sponsored entities debt securities with an average yield of 1.72%. The liabilities side was affected mainly by the net decrease of $237.2 million in government deposits, the reduction of $78.2 million in brokered CDs, and the $25 million increase in FHLB advances with a rate of 1.79%.

      Taking into consideration the above-mentioned facts for modeling purposes, the net interest income for the next twelve months under a non-static or growing balance sheet scenario, is estimated to increase by $13.4 million in the rising rates scenario when compared against the Corporation’s flat or unchanged interest rate forecast scenario. Under the falling rate, non-static scenario, the net interest income is estimated to decrease by $7.4 million.

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

Interest rate swaps - Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of September 30, 2014, most of the interest rate swaps outstanding are used for protection against rising interest rates. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.

Forward Contracts - Forward contracts are sales of TBA MBS investments that will settle over the standard delivery date and do not qualify as “regular way” security trades. Regular-way security trades are contracts that have no net settlement provision and no market mechanism to facilitate net settlement and provide for delivery of a security within the time generally established by regulations or conventions in the market place or exchange in which the transaction is being executed. The forward sales are considered derivative instruments that need to be marked to market. These securities are used to hedge the FHA/VA residential mortgage loan securitizations of the mortgage-banking operations. Unrealized gains (losses) are recognized as part of mortgage banking activities in the consolidated statement of income (loss).

For detailed information regarding the volume of derivative activities (e.g. notional amounts), location and fair values of derivative instruments in the Statement of Financial Condition and the amount of gains and losses reported in the Statement of Income (Loss), refer to Note 9 in the accompanying unaudited consolidated financial statements.

The following tables summarize the fair value changes in the Corporation’s derivatives as well as the sources of the fair values:
	Asset Derivatives	Liability Derivatives
	Nine-Month Period Ended	Nine-Month Period Ended
(In thousands)	September 30, 2014	September 30, 2014

Fair value of contracts outstanding at the beginning of the period	$394	$4,023
Fair value of new contracts entered into during the period	-	-
Changes in fair value during the period	(292)	(1,112)
Fair value of contracts outstanding as of September 30, 2014	$102	$2,911

Sources of Fair Value

	Payment Due by Period
	Maturity Less Than One Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value

(In thousands)
As of September 30, 2014
Pricing from observable market inputs - Asset Derivatives	$84	$18	$-	$-	$102
Pricing from observable market inputs - Liability Derivatives	(83)	(2,828)	-	-	(2,911)
	$1	$(2,810)	$-	$-	$(2,809)

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

As of September 30, 2014 and December 31, 2013, all of the derivative instruments held by the Corporation were considered economic undesignated hedges.

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

Set forth below is a detailed analysis of the Corporation's credit exposure by counterparty with respect to derivative instruments outstanding as of September 30, 2014 and December 31, 2013.

(In thousands)		As of September 30, 2014
	Rating(1)	Notional	Total Exposure at Fair Value(2)	Negative Fair Value	Total Fair Value	Accrued interest receivable (payable)

Counterparty

Interest rate swaps with rated
counterparties:
JP Morgan	A	$25,306	$-	$(2,810)	$(2,810)	$(115)

Other derivatives (3):
Interest rate swaps		5,440	67	(67)	-	(11)
Written and purchase interest
rate caps		74,906	18	(18)	-	-
Forward contracts		22,000	17	(16)	1	-
Total		$127,652	$102	$(2,911)	$(2,809)	$(126)

(In thousands)		As of December 31, 2013
			Total Exposure at Fair Value(2)	Negative Fair Value	Total Fair Value	Accrued Interest receivable (payable)

Counterparty	Rating(1)	Notional

Interest rate swaps with rated
counterparties:
JP Morgan	A	$25,640	$-	$(3,802)	$(3,802)	$(121)

Other derivatives (3):
Interest rate swaps		5,440	162	(163)	(1)	(11)
Written and purchase interest
rate caps		76,782	58	(58)	-	-
Forward contracts		25,000	174	-	174	-
Total		$132,862	$394	$(4,023)	$(3,629)	$(132)
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

During the second quarter of 2014, the Corporation made certain enhancements to the general allowance estimation process for commercial loans which mainly consisted of the following:

Utilization of longer historical loss periods to better reflect the level of incurred losses in the portfolio.  Historical charge-off rates are calculated by the Corporation on a quarterly basis by tracking cumulative charge-offs experienced over a two-year loss period on loans according to their internal risk rating (referred to as “base rate” for the quarter). Prior to the second quarter enhancements, the Corporation would use the base rate of the current quarter or the average of the last 4 quarters, if greater.  During second quarter of 2014, the Corporation eliminated the use of the “greater of” approach and adopted the utilization of the base rate average of the last 8 quarters. This change captures a longer historical period that would help mitigate period to period volatility in the loss rates.

Enhancements of the environmental factors adjustment. Prior to the second quarter of 2014 enhancements, these adjustments were applied in the form of basis points additions to the loss ratio based on changes in credit and economic indicators observed in the most recent periods. Beginning in the second quarter of 2014, the resulting factor derived from a set of risk-based ratings and weights assigned to credit and economic indicators activity over a reasonable period is now applied to a developed expected range of historical losses, in order to adjust the base rates. These enhancements result in a framework that can be applied more consistently, by having a more granular analysis that better captures trends in economic conditions and the impact in the Corporation’s portfolio.

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

In the third quarter of 2014, similar enhancements to the environmental factors adjustment framework were applied to the consumer loans portfolio. The framework was defined for secured and unsecured loans to consider the specific behaviors separately.  With respect to the historical charge-off rates, during the third quarter of 2014, the Corporation adopted the utilization of the base rate calculated as the average of net charge-off ratio for the 12 month period preceding the most recent four quarters. Previously, the base rate was calculated as the average of the last two years annual net charge-off ratio. The effect of these enhancements on the allowance for consumer loans was immaterial as of the implementation date of August 31, 2014.

The ratio of allowance for loan losses to total loans held for investment decreased to 2.42% as of September 30, 2014 from 2.97% as of December 31, 2013, primarily due to charge-offs on certain collateral-dependent commercial loans that did not require additional reserves, updated appraisals, and reserve releases on non-performing and adversely classified construction and commercial loans paid off.  In addition, the reserve required for the non-impaired mortgage loans acquired from Doral was lower than the portion of the general reserve of commercial loans related to the secured borrowings, and the purchased credit impaired loans acquired from Doral, with an estimated fair value at acquisition of $102.8 million, required no allowance as of September 30, 2014.  The allowance to total loans for each of the Corporation’s categories of loans changed as follows: the allowance to total loans for the C&I portfolio decreased from 2.82% as of December 31, 2013 to 2.52% at September 30, 2014; the allowance to total loans for the commercial mortgage portfolio decreased from 4.01% at December 31, 2013 to 2.89% at September 30, 2014; the allowance to total loans for the construction loans portfolio decreased from 21.23% at December 31, 2013 to 10.19% at September 30, 2014; the allowance to total loans for the residential mortgage portfolio decreased from 1.30% at December 31, 2013 to 1.06% at September 30, 2014; and the allowance to total consumer and finance leases increased from 2.83% as of December 31, 2013 to 3.22%  as of September 30, 2014 primarily due to higher loss rates impacted by charge-offs trends and general economic conditions in Puerto Rico.

Substantially all of the Corporation’s loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is located in Puerto Rico, the U.S. and British Virgin Islands or the U.S. mainland (mainly in the state of Florida), the performance of the Corporation’s loan portfolio and the value of the collateral supporting the transactions are dependent upon the performance of and conditions within each specific area’s real estate market. The real estate market in Puerto Rico has experienced readjustments in value over the last few years driven by the loss of income due to higher unemployment, reduced demand and general adverse economic conditions. The Corporation sets adequate loan-to-value ratios upon original approval following its regulatory and credit policy standards. The real estate market for the U.S. Virgin Islands has declined mostly due to the effect of the slow stateside economy and due to the increase in inventory after the closing in 2012 of the Hovensa refinery in St Croix. In Florida, we operate mostly in Miami, where home prices have improved, mostly driven by a higher demand from foreign investors, and a decrease in distressed property sales.  As discussed under the “Provision for Loan and Lease Losses” section above, the Corporation has experienced in 2014 a significant increase in recoveries of amounts previously charged-off in the Florida region related to commercial mortgage and construction portfolios.

As shown in the following table, the allowance for loan and lease losses amounted to $225.4 million as of September 30, 2014, or 2.42% of total loans, compared with $285.9 million, or 2.97% of total loans, as of December 31, 2013. Refer to the “Provision for Loan and Lease Losses” above for additional information.

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014		2013

Allowance for loan and lease losses, beginning of period	$241,177	$301,047	$285,858		$435,414
Provision (release) for loan and lease losses:
Residential Mortgage (1)	5,885	4,663	13,570		86,888
Commercial Mortgage (2)	2,721	(59)	(6,938)		49,551
Commercial and Industrial (3) (4)	3,017	1,090	35,444		32,216
Construction (5)	(3,652)	1,304	(15,215)		15,315
Consumer and Finance Leases	19,028	15,197	58,797		36,812
Provision for loan and lease losses (6)	26,999	22,195	85,658		220,782
Charge-offs
Residential Mortgage (7)	(5,970)	(8,698)	(17,379)		(124,323)
Commercial Mortgage (8)	(2,823)	(5,944)	(22,056)		(65,271)
Commercial and Industrial (9) (10)	(17,605)	(7,419)	(59,516)		(99,527)
Construction (11)	(7,691)	(1,824)	(11,322)		(42,854)
Consumer and Finance Leases	(19,848)	(15,559)	(56,425)		(46,673)
	(53,937)	(39,444)	(166,698)	(12)	(378,648)	(12)
Recoveries:
Residential Mortgage	236	241	605		868
Commercial Mortgage	3,939	26	8,271		64
Commercial and Industrial	1,174	1,701	2,253		3,460
Construction	4,486	1,895	5,158		2,042
Consumer and Finance Leases	1,360	1,718	4,329		5,397
	11,195	5,581	20,616		11,831
Net Charge-Offs	(42,742)	(33,863)	(146,082)		(366,817)
Allowance for loan and lease losses, end of period	$225,434	$289,379	$225,434		$289,379

Allowance for loan and lease losses to period end total loans held for
investment	2.42%	3.04%	2.42%		3.04%
Net charge-offs (annualized) to average loans outstanding during the
period	1.80%	1.41%	2.04%		4.97%
Net charge-offs (annualized), excluding charge-offs related to the acquisition of mortgage loans from Doral, bulk loan sales
and loans transferred to held for sale, to average loans
outstanding during the period	1.80%	1.41%	1.94%		1.87%
Provision for loan and lease losses to net charge-offs during the
period	0.63x	0.66x	0.59x		0.60x
Provision for loan and lease losses to net charge-offs during the period, excluding impact of the acquisition of mortgage
loans from Doral, bulk loan sales, and the transfer of loans
to held for sale	0.63x	0.66x	0.61x		0.66x
___________
(1)	For the nine-month period ended September 30, 2013, includes a provision totaling $68.8 million associated with the bulk loan sales.
(2)	For the nine-month period ended September 30, 2013, includes a provision of $28.7 million associated with the bulk loan sales and the transfer of loans to held for sale.
(3)	For the nine-month period ended September 30, 2014, includes a provision totaling $1.4 million associated with the acquisition of mortgage loans from Doral.
(4)	For the nine-month period ended September 30, 2013, includes a provision totaling $20.8 million associated with the bulk loan sales.
(5)	For nine-month period ended September 30, 2013, includes a provision totaling $13.6 million associated with the bulk loan sales.
(6)

For the nine-month period ended September 30, 2014, includes a provision of $1.4 million associated with the acquisition of mortgage loans from Doral. For the nine-month period ended September 30, 2013, includes a provision totaling $132.0 million associated with the bulk loan sales and the transfer of loans to held for sale.

(7)	For the nine-month period ended September 30, 2013, includes charge-offs totaling $99.0 million associated with the bulk loan sales.
(8)	For the nine-month period ended September 30, 2013, includes charge-offs totaling $54.6 million associated with the bulk loan sales and the transfers of loans to held for sale.
(9)	For the nine-month period ended September 30, 2014, includes charge-offs totaling $6.9 million associated with the acquisition of mortgage loans from Doral.
(10)	For the nine-month period ended September 30, 2013, includes charge-offs totaling $44.7 million associated with the bulk loan sales.
(11)	For the nine-month period ended September 30, 2013, includes charge-offs totaling $34.2 million, associated with the bulk loan sales and the transfer of loans to held for sale.
(12)

For the nine-month period ended September 30, 2014, includes charge-offs totaling $6.9 million associated with the acquisition of mortgage loans from Doral. For the nine-month period ended September 30, 2013, includes charge-offs totaling $232.4 million, associated with the bulk loan sales and the transfer of loans to held for sale.

The following table sets forth information concerning the allocation of the allowance for loan and lease losses by loan category and the percentage of loan balances in each category to the total of such loans as of the dates indicated:

	As of		As of
	September 30, 2014		December 31, 2013
(In thousands)	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans

Residential mortgage	$29,906	30%	$33,110	27%
Commercial mortgage loans	52,415	19%	73,138	19%
Construction loans	14,435	2%	35,814	2%
Commercial and Industrial loans (including loan to a local
financial institution in 2013)	63,476	27%	85,295	31%
Consumer loans and finance leases	65,202	22%	58,501	21%
	$225,434	100%	$285,858	100%

    The following table sets forth information concerning the composition of the Corporation's allowance for loan and lease losses as of September 30, 2014 and December 31, 2013 by loan category and by whether the allowance and related provisions were calculated individually or through a general valuation allowance.

As of September 30, 2014	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$88,126	$103,282	$44,683	$5,709	$1,641	$243,441
Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	333,697	135,050	196,730	33,732	30,364	729,573
Allowance for loan and lease losses	11,658	14,128	21,268	2,935	5,295	55,284
Allowance for loan and lease losses to principal
balance	3.49%	10.46%	10.81%	8.70%	17.44%	7.58%
PCI loans:
Carrying value of PCI loans	99,535	3,418	-	-	1,360	104,313
Allowance for PCI loans	-	-	-	-	-	-
Allowance for PCI loans to carrying value	-	-	-	-	-	-
Loans with general allowance:
Principal balance of loans	2,298,290	1,570,344	2,273,971	102,248	1,993,222	8,238,075
Allowance for loan and lease losses	18,248	38,287	42,208	11,500	59,907	170,150
Allowance for loan and lease losses to principal
balance	0.79%	2.44%	1.86%	11.25%	3.01%	2.07%
Total loans held for investment:
Principal balance of loans	$2,819,648	$1,812,094	$2,515,384	$141,689	$2,026,587	$9,315,402
Allowance for loan and lease losses	29,906	52,415	63,476	14,435	65,202	225,434
Allowance for loan and lease losses to principal
balance (1)	1.06%	2.89%	2.52%	10.19%	3.22%	2.42%

	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total

As of December 31, 2013
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$220,428	$69,484	$32,418	$15,120	$4,035	$341,485

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	190,566	149,888	154,686	57,597	24,890	577,627
Allowance for loan and lease losses	18,125	32,189	26,686	22,144	3,457	102,601
Allowance for loan and lease losses to principal
balance	9.51%	21.48%	17.25%	38.45%	13.89%	17.76%

PCI loans:
Carrying value of PCI loans	-	-	-	-	4,791	4,791
Allowance for PCI loans	-	-	-	-	-	-
Allowance for PCI loans to carrying value	-	-	-	-	-	-

Loans with general allowance:
Principal balance of loans	2,138,014	1,604,236	2,841,218	95,996	2,032,803	8,712,267
Allowance for loan and lease losses	14,985	40,949	58,609	13,670	55,044	183,257
Allowance for loan and lease losses to principal
balance	0.70%	2.55%	2.06%	14.24%	2.71%	2.10%

Total loans held for investment:
Principal balance of loans	$2,549,008	$1,823,608	$3,028,322	$168,713	$2,066,519	$9,636,170
Allowance for loan and lease losses	33,110	73,138	85,295	35,814	58,501	285,858
Allowance for loan and lease losses to principal
balance (1)	1.30%	4.01%	2.82%	21.23%	2.83%	2.97%

__________
(1)

Loans used in the denominator include PCI loans of $104.3 million and $4.8 million as of September 30, 2014 and December 31, 2013, respectively. However, the Corporation separately tracks and reports PCI loans and excludes these loans from non-performing loans, impaired loans, TDRs and non-performing assets statistics.

The following tables show the activity for impaired loans held for investment and the related specific reserve during the quarter and nine-month period ended September 30, 2014:

	Quarter Ended	Nine-month period ended
	September 30, 2014
	(In thousands)
Impaired Loans:
Balance at beginning of period	$908,858	$919,112
Loans determined impaired during the period	118,549	271,792
Charge-offs	(31,263)	(95,948)
Increase to impaired loans - additional disbursements	1,768	2,687
Foreclosures	(5,332)	(13,472)
Loans no longer considered impaired	(1,009)	(18,740)
Paid in full or partial payments	(18,557)	(92,417)
Balance at end of period	$973,014	$973,014

	Quarter Ended	Nine-month period ended
	September 30, 2014
	(In thousands)
Specific Reserve:
Balance at beginning of period	$68,358	$102,601
Provision for loan losses	18,189	48,631
Charge-offs	(31,263)	(95,948)
Balance at end of period	$55,284	$55,284

Credit Quality

    As of September 30, 2014, total non-performing assets were $744.4 million, an increase of $19.0 million from December 31, 2013.  Total non-performing loans, including non-performing loans held for sale, increased by $63.8 million, or 12%, from December 31, 2013.  The increase was primarily reflected in the non-performing commercial mortgage and C&I loan portfolios, driven by the inflow of three large commercial relationships totaling $83.8 million.  In addition, the non-performing residential mortgage loan portfolio increased by $23.6 million.  These increases were partially offset by a $28.8 million decrease in non-performing construction loans, mainly driven by charge-offs, the restoration to accrual status of a $10.7 million loan that is current in payments and deemed collectible, loans paid off in Florida and foreclosures.  Inflows of non-performing loans held for investment decreased by $25.4 million, or 7%, compared to inflows in the first nine months of 2013.  The decrease was primarily reflected in the commercial mortgage and residential mortgage loan portfolios.

The level of adversely classified commercial and construction loans, including non-performing loans held for sale, decreased by $51.8 million to $626.0 million, or a 7% decrease, compared to the balance as of December 31, 2013, driven by certain loans paid off in both Puerto Rico and the United States, charge-offs and the upgrade of the $10.7 million construction loan in Puerto Rico that was restored to accrual status.

The net charge-off activity decreased to $146.1 million in the first nine months of 2014, compared to net charge-offs of $366.8 million for the same period in 2013.  The fair value adjustments related to mortgage loans acquired from Doral in 2014 and the bulk sales of assets and the transfer of certain loans to held for sale in 2013 added $6.9 million and $232.4 million in charge-offs in the first nine months of 2014 and 2013, respectively. Adjusted net charge-offs, excluding the impact of charge-offs resulting from the Doral transaction, the bulk sales of assets and the transfer of loans to held for sale, amounted to $139.2 million, or an annualized 1.94% of average loans, an increase of $4.8 million compared to the first nine months of 2013, mainly reflecting higher charge-offs in the consumer loans portfolio.

The OREO portfolio decreased by $47.4 million from December 31, 2013, driven by sales of $50.8 million and adjustments to value of $15.9 million, partially offset by additions.  Given the prolonged recession and uncertainties in the economic environment in Puerto Rico, the Corporation continued to face pressures related to its non-performing loans and charge-off levels.  The Corporation continues to emphasize its loan resolution and liquidation strategies.

Non-performing Loans and Non-performing Assets

Total non-performing assets consist of non-performing loans (generally loans held for investment or loans held for sale on which the recognition of interest income was discontinued when the loan became 90 days past due or earlier if the full and timely collection of interest or principal is uncertain), foreclosed real estate and other repossessed properties. When a loan is placed in non-performing status, any interest previously recognized and not collected is reversed and charged against interest income.

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

Past Due Loans 90 days and still accruing

These are accruing loans that are contractually delinquent 90 days or more. These past due loans are either current as to interest but delinquent as to the payment of principal or are insured or guaranteed under applicable FHA and VA programs.  Past Due Loans 90 days and still accruing also includes PCI loans with individual delinquencies over 90 days, primarily related to mortgage loans acquired from Doral.

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

The following table presents non-performing assets as of the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2014	2013

Non-performing loans held for investment:
Residential mortgage	$185,025	$161,441
Commercial mortgage	169,967	120,107
Commercial and Industrial	130,917	114,833
Construction	30,111	58,866
Finance leases	4,501	3,082
Consumer	38,995	37,220
Total non-performing loans held for investment	$559,516	$495,549
OREO	112,803	160,193
Other repossessed property	17,467	14,865
Total non-performing assets, excluding loans held for sale	$689,786	$670,607

Non-performing loans held for sale	54,641	54,801
Total non-performing assets, including loans held for sale (1) (2)	$744,427	$725,408

Past due loans 90 days and still accruing (3) (4)	$143,535	$120,082
Non-performing assets to total assets	5.89%	5.73%
Non-performing loans held for investment to total loans held for investment	6.01%	5.14%
Allowance for loan and lease losses	$225,434	$285,858
Allowance to total non-performing loans held for investment	40.29%	57.69%
Allowance to total non-performing loans held for investment,
excluding residential real estate loans	60.20%	85.56%

___________
(1)

Purchased credit impaired loans accounted for under ASC 310-30 of $104.3 million and $4.8 million as of September 30, 2014 and December 31, 2013, respectively, are excluded and not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

(2)

Non-performing assets excluded $485.1 million and $425.4 million of TDRs loans that are in compliance with modified terms and in accrual status as of September 30, 2014 and December 31, 2013, respectively.

(3)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $41.4 million of residential mortgage loans insured by the FHA or guaranteed by the VA that are over 18 months delinquent, and are no longer accruing interest as of September 30, 2014.

(4)

Amount includes purchased credit impaired loans with individual delinquencies over 90 days and still accruing with a carrying value as of September 30, 2014 of approximately $15.6 million, primarily related to loans acquired from Doral.

The following table shows non-performing assets by geographic segment:

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Puerto Rico:
Non-performing loans held for investment:
Residential mortgage	$159,740	$139,771
Commercial mortgage	147,909	101,255
Commercial and Industrial	124,406	109,224
Construction	25,780	43,522
Finance leases	4,501	3,082
Consumer	36,722	34,660
Total non-performing loans held for investment	499,058	431,514

OREO	99,721	123,851
Other repossessed property	17,437	14,806
Total non-performing assets, excluding loans held for sale	$616,216	$570,171
Non-performing loans held for sale	14,636	14,796
Total non-performing assets, including loans held for sale (1)	$630,852	$584,967
Past due loans 90 days and still accruing (2)	$140,229	$118,097

Virgin Islands:
Non-performing loans held for investment:
Residential mortgage	$13,576	$8,439
Commercial mortgage	7,044	6,827
Commercial and Industrial	6,511	5,609
Construction	4,173	11,214
Consumer	861	514
Total non-performing loans held for investment	32,165	32,603

OREO	7,904	14,894
Other repossessed property	3	5
Total non-performing assets, excluding loans held for sale	$40,072	$47,502
Non-performing loans held for sale	40,005	40,005
Total non-performing assets, including loans held for sale	$80,077	$87,507
Past due loans 90 days and still accruing	$2,766	$1,985

United States:
Non-performing loans held for investment:
Residential mortgage	$11,709	$13,231
Commercial mortgage	15,014	12,025
Construction	158	4,130
Consumer	1,412	2,046
Total non-performing loans held for investment	28,293	31,432

OREO	5,178	21,448
Other repossessed property	27	54
Total non-performing assets, excluding loans held for sale	$33,498	$52,934
Non-performing loans held for sale	-	-
Total non-performing assets, including loans held for sale	$33,498	$52,934
Past due loans 90 days and still accruing	$540	$-

____________
(1)

Purchased credit impaired loans accounted for under ASC 310-30 of $104.3 million and $4.8 million as of September 30, 2014 and December 31, 2013, respectively, are excluded and not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

(2)

Amount includes purchased credit impaired loans with individual delinquencies over 90 days and still accruing with a carrying value as of September 30, 2014 of approximately $15.6 million, primarily related to loans acquired from Doral.

Total non-performing loans, including non-performing loans held for sale, were $614.2 million as of September 30, 2014.  This represents an increase of $63.8 million, or 12%, from $550.4 million as of December 31, 2013.  The increase was primarily reflected in the non-performing commercial mortgage and C&I loan portfolios, driven by the inflow of three large commercial relationships totaling $83.8 million.

Non-performing commercial mortgage loans, including non-performing commercial mortgage loans held for sale, increased by $49.7 million, or 39%, from December 31, 2013. The increase was primarily driven by the inflow of two large relationships totaling $53.1 million in Puerto Rico. The inflow of these collateral dependent loans did not require an increase in the related specific reserve assigned to these loans.  In addition, there were inflows of three loans in Florida totaling $4.1 million.  These increases were partially offset by charge-offs, including charge-offs of $13.4 million on two commercial mortgage relationships in Puerto Rico.  Non-performing commercial mortgage loans increased by $46.5 million, $3.0 million, and $0.2 million in Puerto Rico, the United States, and the Virgin Islands, respectively, from December 31, 2013 levels.  Total inflows of non-performing commercial mortgage loans of $80.1 million during the first nine months of 2014 decreased by $22.5 million compared to $102.6 million for the same period in 2013.

Non-performing C&I loans increased by $16.1 million compared to December 31, 2013, driven by the inflow of a $21.2 million loan in Puerto Rico, and inflows of eight loans individually in excess of $2 million totaling $36.0 million, also in Puerto Rico.  This was partially offset by charge-offs and principal repayments, including charge-offs amounting to $38.1 million related to eleven collateral dependent loans in Puerto Rico. Total inflows of non-performing C&I loans increased to $89.2 million during the first nine months of 2014 compared to inflows of $39.0 million for the same period in 2013.

Non-performing construction loans, including non-performing construction loans held for sale, decreased by $28.8 million, or 29%, from December 31, 2013, primarily reflecting charge-offs of $11.1 million, the restoration to accrual status of a $10.7 million loan in Puerto Rico that is current in payments and deemed collectible, two loans paid off in the United States totaling $4.1 million, a $1.7 million loan transferred to the OREO portfolio in the Virgin Islands, and a loan of $1.0 million paid off in Puerto Rico.  The inflows of non-performing construction loans of $2.0 million during the first nine months of 2014 decreased compared to inflows of $17.9 million for the same period in 2013.

The following table presents the activity of commercial and construction non-performing loans held for investment:

	Commercial Mortgage	Commercial & Industrial	Construction

(In thousands)
Quarter ended September 30, 2014
Beginning balance	$166,218	$143,669	$38,830
Plus:
Additions to non-performing	11,985	13,967	122
Less:
Non-performing loans transferred to REO	(1,058)	(3,109)	(749)
Non-performing loans charged-off	(2,292)	(17,570)	(7,689)
Loans returned to accrual status/loan collections	(4,886)	(6,040)	(403)
Ending balance	$169,967	$130,917	$30,111

	Commercial Mortgage	Commercial & Industrial	Construction

(In thousands)
Nine-Month Period Ended September 30, 2014
Beginning balance	$120,107	$114,833	$58,866
Plus:
Additions to non-performing	80,108	89,179	2,024
Less:
Non-performing loans transferred to REO	(1,864)	(5,150)	(2,968)
Non-performing loans charged-off	(21,524)	(44,441)	(11,069)
Loans returned to accrual status/loan collections	(8,035)	(22,329)	(16,742)
Reclassification	1,175	(1,175)	-
Ending balance	$169,967	$130,917	$30,111

Non-performing commercial and construction loans held for sale remained relatively flat at $54.6 million as of September 30, 2014, a $0.2 million decrease from December 31, 2013.

Total non-performing commercial and construction loans, including non-performing loans held for sale, with a book value of $385.6 million as of September 30, 2014 are being carried at 57.9% of unpaid principal balance, net of reserves and accumulated charge-offs.

Non-performing residential mortgage loans increased by $23.6 million, or 15%, from December 31, 2013.  The increase was mainly driven by inflows of $100.5 million during the first nine months of 2014, partially offset by loans brought current, foreclosures, and charge-offs.  The inflows of non-performing residential mortgage loans of $100.5 million during the first nine months of 2014 decreased compared to inflows of $142.8 million for the same period in 2013. Most of the loans included in the bulk sale of non-performing residential assets that was completed in the second quarter of 2013 were at a late stage of the foreclosure process; thus, foreclosures and charge-offs that in the past offset the inflows of loans to non-performing status significantly decreased since the completion of the bulk sale. Approximately $106.7 million, or 57% of total non-performing residential mortgage loans, have been written down to their net realizable value.

The following table presents the activity of residential non-performing loans held for investment:

	Quarter Ended	Nine-Month Period Ended
	September 30, 2014
	(In thousands)

Beginning balance	$175,404	$161,441
Plus:
Additions to non-performing	35,645	100,509
Less:
Non-performing loans transferred to REO	(2,216)	(5,267)
Non-performing loans charged-off	(4,445)	(13,632)
Loans returned to accrual status/loan collections	(19,363)	(58,026)
Ending balance	$185,025	$185,025

The amount of non-performing consumer loans, including finance leases, increased by $3.2 million during the first nine months of 2014.  The inflows of non-performing consumer loans of $53.6 million increased by $5.0 million compared to inflows of $48.6 million for the same period in 2013.

As of September 30, 2014, approximately $135.3 million of the loans placed in non-accrual status, mainly construction and commercial loans, were current, or had delinquencies of less than 90 days in their interest payments, including $65.8 million of TDRs maintained in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability. Collections on these loans are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

During the nine-month period ended September 30, 2014, interest income of approximately $4.1 million related to non-performing loans with a carrying value of $337.3 million as of September 30, 2014, mainly non-performing construction and commercial loans, was applied against the related principal balances under the cost-recovery method.

      The allowance to non-performing loans held for investment ratio as of September 30, 2014 was 40.29%, compared to 57.69% as of December 31, 2013. As of September 30, 2014, approximately $221.4 million, or 39.57%, of total non-performing loans are carried at their net realizable value, as shown in the following table:

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	C&I Loans	Construction Loans	Consumer and Finance Leases	Total
As of September 30, 2014
Non-performing loans held for investment
charged-off to realizable value	$106,702	$66,992	$44,247	$1,888	$1,551	$221,380
Other non-performing loans held
for investment	78,323	102,975	86,670	28,223	41,945	338,136
Total non-performing loans held
for investment	$185,025	$169,967	$130,917	$30,111	$43,496	$559,516

Allowance to non-performing loans held for
investment	16.16%	30.84%	48.49%	47.94%	149.90%	40.29%
Allowance to non-performing loans held for
investment, excluding non-performing loans
charged-off to realizable value	38.18%	50.90%	73.24%	51.15%	155.45%	66.67%

As of December 31, 2013
Non-performing loans held for investment
charged-off to realizable value	$100,181	$32,961	$29,769	$11,603	$1,192	$175,706
Other non-performing loans held
for investment	61,260	87,146	85,064	47,263	39,110	319,843
Total non-performing loans held
for investment	$161,441	$120,107	$114,833	$58,866	$40,302	$495,549

Allowance to non-performing loans held for
investment	20.51%	60.89%	74.28%	60.84%	145.16%	57.69%
Allowance to non-performing loans held for
investment, excluding non-performing loans
charged-off to realizable value	54.05%	83.93%	100.27%	75.78%	149.58%	89.37%

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans in the U.S. mainland fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of September 30, 2014, the Corporation’s total TDR loans held for investment of $701.1 million consisted of $348.4 million of residential mortgage loans, $174.3 million of commercial and industrial loans, $134.9 million of commercial mortgage loans, $13.2 million of construction loans, and $30.2 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $0.2 million as of September 30, 2014.

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

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification. As of September 30, 2014, we classified an additional $11.2 million of residential mortgage loans as TDRs that were participating in or had been offered a trial modification.

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

The following table provides a breakdown between accrual and nonaccrual status of TDRs:

(In thousands)	September 30, 2014

	Accrual	Nonaccrual (1)(2)	Total TDRs

Non-FHA/VA Residential Mortgage loans	$259,749	$88,697	$348,446
Commercial Mortgage Loans	72,601	62,333	134,934
Commercial and Industrial Loans	127,178	47,119	174,297
Construction Loans:
Land	972	2,295	3,267
Construction-residential	3,371	6,589	9,960
Consumer Loans - Auto	9,584	6,149	15,733
Finance Leases	1,916	247	2,163
Consumer Loans - Other	9,712	2,631	12,343
Total Troubled Debt Restructurings	$485,083	$216,060	$701,143

(1)

Included in non-accrual loans are $65.8 million in loans that are performing under the terms of the restructuring agreement but are reported  in non-accrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability.

(2)	Excludes non-accrual TDRs held for sale with a carrying value of $45.7 million as of September 30, 2014.

The OREO portfolio, which is part of non-performing assets, decreased by $47.4 million. The following table shows the activity during the nine-month period ended September 30, 2014 of the OREO portfolio by geographic region and type of property:

(In thousands)	As of September 30, 2014
	Puerto Rico			Virgin Islands			Florida			Consolidated
	Residential	Commercial	Construction	Residential	Commercial	Construction	Residential	Commercial	Construction
Beginning Balance	$34,875	$72,845	$16,131	$2,184	$2,002	$10,708	$3,227	$15,625	$2,596	$160,193
Additions	10,956	4,116	760	322	58	2,229	872	-	-	19,313
Sales	(12,997)	(7,783)	(4,891)	(715)	(1,830)	(6,429)	(1,550)	(14,057)	(570)	(50,822)
Fair value
adjustments	(5,367)	(7,806)	(1,118)	(282)	-	(343)	(102)	(560)	(303)	(15,881)
Ending balance	$27,467	$61,372	$10,882	$1,509	$230	$6,165	$2,447	$1,008	$1,723	$112,803

Net Charge-offs and Total Credit Losses

Total net charge-offs for the first nine months of 2014 were $146.1 million, or 2.04% of average loans on an annualized basis, compared to net charge-offs of $366.8 million, or an annualized 4.97%, for the same period in 2013.  The fair value adjustments related to mortgage loans acquired from Doral in 2014 and the bulk sales of assets and the transfer of certain loans to held for sale in 2013 added $6.9 million and $232.4 million in charge-offs in the first nine months of 2014 and 2013, respectively. Adjusted net charge-offs, excluding the impact of charge-offs resulting from the Doral transaction, the bulk sales of assets and the transfer of loans to held for sale, amounted to $139.2 million, or an annualized 1.94% of average loans, an increase of $4.8 million compared to the first nine months of 2013, mainly reflecting higher charge-offs in the consumer loan portfolio.

C&I loans net charge-offs in the first nine months of 2014 totaled $57.3 million, or an annualized 2.72% of related average loans, compared to $96.1 million, or an annualized 4.30%, for the first nine months of 2013.  C&I loans net charge-offs in the first nine months of 2014 included $6.9 million associated with the acquisition of mortgage loans from Doral and net charge-offs in the first nine months of 2013 included $44.7 million of charge-offs related to the bulk sales.  Excluding the impact of charge-offs related to the acquisition of mortgage loans from Doral and the bulk sales, C&I net charge-offs for the first nine months of 2014 were $1.0 million lower than in the same period in 2013.  Substantially all of the charge-offs recorded in the first nine months of 2014 were in Puerto Rico, including individual charge-offs in excess of $2 million associated with six collateral dependent loans in Puerto Rico totaling $31.3 million and a $7.0  million charge-off associated with a $37.0 million adversely classified loan paid off in Puerto Rico.

Commercial mortgage loans net charge-offs in the first nine months of 2014 were $13.8 million, or an annualized 1.00% of related average loans, compared to $65.2 million, or an annualized 4.80%, for the first nine months of 2013.  Commercial mortgage loans net charge-offs in the first nine months of 2013 included $54.6 million of charge-offs related to the bulk sale and the transfer of loans to held for sale in 2013.  Excluding the impact of charge-offs related to the bulk sale and the transfer of loans to held for sale, commercial mortgage loans net charge-offs for the first nine months of 2014 were $3.2 million higher than in the same period in 2013.  Commercial mortgage loans net charge-offs in the first nine months of 2014 were primarily in Puerto Rico, including $15.5 million on three relationships, partially offset by recoveries of $7.8 million in the United States region.

Construction loans net charge-offs in the first nine months of 2014 were $6.2 million, or an annualized 4.04% of related average loans, compared to $40.8 million, or an annualized 18.60%, for the first nine months of 2013.  Construction loans net charge-offs in the first nine months of 2013 included $34.2 million of charge-offs related to the bulk sale and the transfer of loans to held for sale. Excluding the impact of charge-offs related to the bulk sale and the transfer of loans to held for sale, construction net charge-offs for the first nine months of 2014 were $0.4 million lower than in the same period in 2013, primarily due to higher recoveries in both Puerto Rico and Florida regions.  Recoveries of previously amounts charged-off for construction loans for the first nine months of 2014 were $3.1 million in the United States and $2.0 million in Puerto Rico.

Residential mortgage loans net charge-offs in the first nine months of 2014 were $16.8 million, or an annualized 0.84% of related average loans, compared to $123.5 million, or an annualized 6.03%, for the first nine months of 2013.  Residential mortgage loans net charge-offs in the first nine months of 2013 included $99.0 million of charge-offs related to the bulk sales.  Excluding the impact of charge-offs related to the bulk sales, residential mortgage loans net charge-offs for the first nine months of 2014 were $7.7 million lower than in the same period in 2013 mainly due to a reduced amount of impaired loans and foreclosures after the bulk sale completed in the second quarter of 2013 and a reduced amount of delinquent loans repurchased.

   Approximately $13.3 million in charge-offs for the first nine months of 2014 resulted from valuations for impairment purposes of residential mortgage loans considered homogeneous given high delinquency and loan-to-value levels, compared to $13.8 million in the first nine months of 2013.  Net charge-offs on residential mortgage loans also included $3.0 million related to foreclosures, compared to $6.5 million in the first nine months of 2013.

Net charge-offs of consumer loans and finance leases in the first nine months of 2014 were $52.1 million, or an annualized 3.37% of related average loans, compared to $41.3 million, or an annualized 2.71% of average loans, in the first nine months of 2013.  The increase is mainly attributable to the auto loan portfolio.

The following table presents annualized net charge-offs (recoveries) to average loans held-in-portfolio:

	Quarter Ended		Nine-Month Period Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Residential mortgage loans (1)	0.82%	1.31%	0.84%	6.03%
Commercial mortgage (2)	(0.24)%	1.23%	1.00%	4.80%
Commercial and industrial (3) (4)	2.54%	0.81%	2.72%	4.30%
Construction loans (5)	6.57%	(0.11)%	4.04%	18.60%
Consumer loans (6)	3.62%	2.71%	3.37%	2.71%
Total loans (7) (8)	1.80%	1.41%	2.04%	4.97%
_______________
(1)

For the nine-month period ended September 30, 2013, includes net charge-offs totaling $99.0 million, associated with the bulk sales of assets. For the nine-month period ended September 30, 2013, the ratio of residential mortgage net-charge offs to average loans, excluding charge-offs associated with the bulk loan sale, was 1.26%.

(2)

For the nine-month period ended September 30, 2013, includes net charge-offs of $54.6 million associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale in the first quarter of 2013. The ratio of commercial mortgage net-charge offs to average loans, excluding charge-offs associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale, was 0.81%.

(3)

For the nine-month period ended September 30, 2014, includes net charge-offs totaling $6.9 million associated with the acquisition of mortgage loans from Doral. The ratio of commercial and industrial net charge-offs to average loans, excluding charge-offs associated with the acquisition of mortgage loans from Doral, was 2.51%.

(4)

For the nine-month period ended September 30, 2013, includes net charge-offs totaling $44.7 million associated with the bulk sale of adversely classified commercial assets. The ratio of commercial and industrial net-charge offs to average loans, excluding charge-offs associated with the bulk sale of adversely classified commercial assets, was 2.33%.

(5)

For the nine-month period ended September 30, 2013, includes net charge-offs totaling $34.2 million, associated with the bulk sales of assets. For the nine-month period ended September 30, 2013, the ratio of construction net-charge offs to average loans, excluding charge-offs associated with the bulk loan sales and the transfer of loans to held for sale, was 3.50%.

(6)	Includes lease financing.
(7)

For the nine-month period ended September 30, 2014, includes net charge-offs totaling $6.9 million associated with the acquisition of mortgage loans from Doral. The ratio of commercial and industrial net charge-offs to average loans, excluding charge-offs associated with the acquisition of mortgage loans from Doral, was 1.94%.

(8)

For the nine-month period ended September 30, 2013, includes net charge-offs totaling $232.4 million, associated with the bulk loan sales and the transfer of loans to held for sale. For the nine-month period ended September 30, 2013, the ratio of total net-charge offs to average loans, excluding charge-offs associated with the bulk loan sales and the transfer of loans to held for sale, was 1.87%.

The above ratios are based on annualized charge-offs and are not necessarily indicative of the results expected for the entire year or in subsequent periods.

The following table presents annualized net charge-offs (recoveries) to average loans held-in-portfolio by geographic segment:

	Quarter Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
PUERTO RICO:
Residential mortgage (1)	1.08%	1.66%	1.10%	7.42%
Commercial mortgage (2)	0.71%	0.26%	1.93%	5.66%
Commercial and Industrial (3) (4)	3.14%	0.84%	3.17%	4.58%
Construction (5)	7.97%	0.68%	5.84%	17.85%
Consumer and finance leases	3.74%	2.80%	3.49%	2.78%
Total loans (6) (7)	2.34%	1.39%	2.54%	5.34%
VIRGIN ISLANDS:
Residential mortgage (8)	0.01%	0.36%	0.08%	2.47%
Commercial mortgage	0.00%	0.42%	0.13%	0.15%
Commercial and Industrial (11)	-1.52%	0.99%	-0.47%	1.69%
Construction (9) (12)	22.06%	-4.00%	8.60%	23.08%
Consumer and finance leases	0.28%	0.16%	0.36%	0.38%
Total loans (10) (13)	1.92%	-0.03%	0.88%	4.49%
FLORIDA:
Residential mortgage (14)	-0.04%	0.16%	0.01%	0.36%
Commercial mortgage (15)	-4.67%	6.10%	-3.09%	1.99%
Commercial and Industrial	0.00%	0.00%	0.00%	0.16%
Construction (16)	-46.50%	6.39%	-17.09%	8.95%
Consumer and finance leases	1.32%	0.75%	0.54%	1.70%
Total loans (17)	-2.58%	2.74%	-1.49%	1.36%

__________
(1)

For the nine-month period ended September 30, 2013, includes net charge-offs totaling $92.9 million, associated with the bulk loan sales. For the nine-month period ended September 30, 2013, the ratio of residential mortgage net-charge offs to average loans in Puerto Rico, excluding charge-offs associated with the bulk sales, was 1.57%.

(2)

For the nine-month period ended September 30, 2013, includes net charge-offs totaling $54.6 million associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale. For the nine-month period ended September 30, 2013, the ratio of commercial mortgage net-charge offs to average loans in Puerto Rico, excluding charge-offs associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale, was 0.56%.

(3)

For the nine-month period ended September 30, 2014, includes net charge-offs totaling $6.9 million associated with the acquisition of mortgage loans from Doral. The ratio of commercial and industrial net charge-offs to average loans in Puerto Rico, excluding charge-offs associated with the acquisition of mortgage loans from Doral, was 2.94%.

(4)

For the nine-month period ended September 30, 2013, includes net charge-offs totaling $44.7 million associated with the bulk sale of adversely classified commercial assets. For the nine-month period ended September 30, 2013, the ratio of commercial and industrial net-charge offs to average loans in Puerto Rico, excluding charge-offs associated with the bulk sale of adversely classified commercial assets, was 2.44%.

(5)

For the nine-month period ended September 30, 2013, includes net charge-offs totaling $19.0 million associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale. For the nine-month period ended September 30, 2013, the ratio of construction net-charge offs to average loans in Puerto Rico, excluding charge-offs associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale, was 5.15%.

(6)

For the nine-month period ended September 30, 2014, includes net charge-offs totaling $6.9 million associated with the acquisition of mortgage loans from Doral. The ratio of total net charge-offs to average loans in Puerto Rico, excluding charge-offs associated with the acquisition of mortgage loans from Doral for the nine-month period ended September 30, 2014, was 2.42%.

(7)

For the nine-month period ended September 30, 2013, includes net charge-offs totaling $211.2 million, associated with the bulk loan sales and the transfer of loans to held for sale. For the nine-month period ended September 30, 2013, the ratio of total net-charge offs to average loans in Puerto Rico, excluding charge-offs associated with the bulk loan sales and the transfer of loans to held for sale, was 2.05%.

(8)

For the nine-month period ended September 30, 2013, includes net charge-offs totaling $6.1 million associated with the bulk sale of non-performing residential assets. For the nine-month period ended September 30, 2013, the ratio of residential mortgage net-charge offs to average loans in the Virgin Islands, excluding charge-offs associated with the bulk sale of non-performing residential assets, was 0.29%.

(9)

For the nine-month period ended September 30, 2013, includes net charge-offs totaling $15.2 million, associated with the bulk loan sales and the transfer of loans to held for sale. For the nine-month period ended September 30, 2013, the ratio of construction loans net-charge offs to average loans in the Virgin Islands, excluding charge-offs associated with the bulk loan sales and the transfer of loans to held for sale, was -0.92%.

(10)

For the nine-month period ended September 30, 2013, includes net charge-offs totaling $21.3 million, associated with the bulk loan sales and the transfer of loans to held for sale. For the nine-month period ended September 30, 2013, the ratio of total net-charge offs to average loans in the Virgin Islands, excluding charge-offs associated with the bulk loan sales and the transfer of loans to held for sale, was 0.37%.

(11)	For the third quarter and nine-month period ended September 30, 2014, recoveries in commercial and industrial loans in the Virgin Islands exceeded charge-offs.
(12)	For the third quarter of 2013, recoveries in construction loans in the Virgin Islands exceeded charge-offs.
(13)	For the third quarter of 2013, recoveries in total loans in the Virgin Islands exceeded charge-offs.
(14)	For the third quarter of 2014, recoveries in residential mortgage loans in Florida exceeded charge-offs.
(15)	For the third quarter and nine-month period ended September 30, 2014, recoveries in commercial mortgage loans in Florida exceeded charge-offs.
(16)	For the third quarter and nine-month period ended September 30, 2014, recoveries in construction loans in Florida exceeded charge-offs.
(17)	For the third quarter and nine-month period ended September 30, 2014, recoveries in total loans in Florida exceeded charge-offs.

    Total credit losses (equal to net charge-offs plus losses on OREO operations) for the first nine months of 2014 amounted to $163.0 million, or 2.24% on an annualized basis to average loans and repossessed assets in contrast to credit losses of $396.0 million, or 5.27% on an annual basis to average loans, for the same period in 2013, including the results of the bulk sales.

The following table presents a detail of the OREO inventory and credit losses for the periods indicated:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
OREO
OREO balances, carrying value:
Residential	$31,423	$41,694	$31,423	$41,694
Commercial	62,610	57,378	62,610	57,378
Construction	18,770	34,212	18,770	34,212
Total	$112,803	$133,284	$112,803	$133,284
OREO activity (number of properties):
Beginning property inventory	468	533	496	716
Properties acquired	57	37	154	268
Properties disposed	(58)	(69)	(183)	(483)
Ending property inventory	467	501	467	501
Average holding period (in days)
Residential	540	411	540	411
Commercial	491	456	491	456
Construction	776	529	776	529
	555	461	555	461
OREO operations (loss) gain:
Market adjustments and (losses) gain on sale:
Residential	$(1,478)	$(1,429)	$(4,659)	$(8,828)
Commercial	(638)	(2,757)	(6,442)	(5,768)
Construction	(959)	(978)	(1,496)	(7,292)
	(3,075)	(5,164)	(12,597)	(21,888)
Other OREO operations expenses	(1,251)	(1,888)	(4,344)	(7,303)
Net Loss on OREO operations	$(4,326)	$(7,052)	$(16,941)	$(29,191)
CHARGE-OFFS
Residential charge-offs, net	(5,734)	(8,457)	(16,774)	(123,455)
Commercial charge-offs, net	(15,315)	(11,636)	(71,048)	(161,274)
Construction charge-offs, net	(3,205)	71	(6,164)	(40,812)
Consumer and finance leases charge-offs, net	(18,488)	(13,841)	(52,096)	(41,276)
Total charge-offs, net	(42,742)	(33,863)	(146,082)	(366,817)
TOTAL CREDIT LOSSES (1)	$(47,068)	$(40,915)	$(163,023)	$(396,008)
LOSS RATIO PER CATEGORY (2)
Residential	1.02%	1.51%	1.06%	6.31%
Commercial	1.42%	1.20%	2.19%	4.59%
Construction	7.61%	1.31%	4.55%	19.94%
Consumer	3.59%	2.69%	3.34%	2.69%
TOTAL CREDIT LOSS RATIO (3)	1.96%	1.67%	2.24%	5.27%

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

Concentration Risk

The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. However, the Corporation has diversified its geographical risk as evidenced by its operations in the Virgin Islands and in Florida. Of the total gross loans held for investment of $9.3 billion as of September 30, 2014, approximately 83% have credit risk concentration in Puerto Rico, 10% in the United States and 7% in the Virgin Islands.

Exposure to Puerto Rico Government

As of September 30, 2014, the Corporation had $364.3 million in credit facilities granted to the Puerto Rico government, its municipalities and public corporations, of which $316.3 million was outstanding, compared to $397.8 million outstanding as of December 31, 2013. Approximately $201.4 million of the outstanding credit facilities consists of loans to municipalities in Puerto Rico. Municipal debt exposure is secured by ad valorem taxation without limitation as to rate or amount on all taxable property within the boundaries of each municipality. The good faith, credit, and unlimited taxing power of the applicable municipality have been pledged to the repayment of all outstanding bonds and notes. Approximately $24.8 million consists of loans to units of the central government, and approximately $90.1 million consists of loans to public corporations. Furthermore, the Corporation had $200.4 million outstanding as of September 30, 2014 in financing to the hotel industry in Puerto Rico guaranteed by the TDF.

On June 28, 2014, the governor of Puerto Rico signed into law The Recovery Act to provide a legislative framework for certain public corporations that are experiencing severe financial stress to address their financial obstacles through an orderly, statutory process that allows them to handle their debts, while ensuring the continuity of essential services to citizens and infrastructure upgrades.  As of September 30, 2014, the Corporation had an exposure to public corporations covered by the Recovery Act amounting to $86.1 million, including the $75 million direct exposure to PREPA. In August 2014, PREPA entered into a forbearance agreement with a group of banks, including FirstBank, to extend further its maturing credit lines to March 31, 2015. As a result of the forbearance, this credit facility was classified as a TDR during the third quarter of 2014. The loan was maintained in accrual status based on the estimated cash flows analysis performed on this noncollateral dependent loan, repayment prospects and compliance with contractual terms.

In addition, as of September 30, 2014, the Corporation had outstanding $61.1 million in obligations of the Puerto Rico government, mainly bonds of the GDB and the Puerto Rico Building Authority, as part of its available-for-sale investment securities portfolio, carried on its books at a fair value of $46.4 million.  During the first half of 2014, the Corporation sold $4.6 million of Puerto Rico government agency bonds and received proceeds of $10 million from matured Puerto Rico government securities.  The fair value of the Puerto Rico government obligations held by the Corporation increased by approximately $4.9 million during the first nine months of 2014.

As of September 30, 2014, the Corporation had $250.9 million of Puerto Rico public sector deposits ($228.2 million in transactional accounts and $22.7 million in time deposits) compared to $546.5 million as of December 31, 2013. Approximately 57% is from municipalities in Puerto Rico and 43% is from public corporations and the central government and agencies. As mentioned above, certain public corporations and agencies withdrew from FirstBank approximately $341.6 million during the second quarter of 2014.

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

The Tier 1 common equity to risk-weighted assets ratio is calculated by dividing (a) Tier 1 capital less non-common elements including qualifying perpetual preferred stock and qualifying trust preferred securities by (b) risk-weighted assets, which assets are calculated in accordance with current applicable bank regulatory requirements (Basel 1). The Tier 1 common equity ratio is not required by GAAP. Management is currently monitoring this ratio, along with the other ratios discussed above, in evaluating the Corporation’s capital levels and believes that, at this time, the ratio may be of interest to investors. Refer to Risk Management-Capital above for a reconciliation of stockholders’ equity (GAAP) to Tier 1 common equity.

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

Refer to Provision and Allowance for Loan and Lease Losses discussion above for the reconciliation of these non-GAAP financial measures to the GAAP financial measures, except for the reconciliation with respect to the non-GAAP financial measure “provision for loan and lease losses to net charge-offs ratio, excluding the impact of the mortgage loans acquired from Doral and the bulk sales of assets and loans transferred to held for sale” with the provision for loan losses to net charge-offs ratio calculated and presented in accordance with GAAP, which is set forth below:

	Provision for loan and lease losses to Net Charge-Offs
	(Non-GAAP to GAAP reconciliation)
	Nine-Month Period Ended
	September 30, 2014
	Provision for Loan and Lease Losses	Net Charge-Offs

Provision for loan and lease losses and net charge-offs,
excluding special items (Non-GAAP)	$84,230	139,174
Special Items:
Loss on acquisition of mortgage loans from Doral in full
satisfaction of secured borrowings owned by Doral to
FirstBank	1,428	6,908
Provision for loan and lease losses and net charge-offs
(GAAP)	$85,658	$146,082

Provision for loan and lease losses to net charge-offs,
excluding special items (Non-GAAP)	60.52%
Provision for loan and lease losses to net charge-offs
(GAAP)	58.64%

	Provision for loan and lease losses to Net Charge-Offs
	(Non-GAAP to GAAP reconciliation)
	Nine-Month Period Ended
	September 30, 2013
	Provision for Loan and Lease Losses	Net Charge-Offs

Provision for loan and lease losses and net charge-offs,
excluding special items (Non-GAAP)	$88,780	134,373
Special Items:
Bulk sales of assets and loans transferred to held for sale	132,002	232,444
Provision for loan and lease losses and net charge-offs
(GAAP)	$220,782	$366,817

Provision for loan and lease losses to net charge-offs,
excluding special items (Non-GAAP)	66.07%
Provision for loan and lease losses to net charge-offs
(GAAP)	60.19%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk to which the Corporation is exposed, see the information contained in “Part I – Item 2 -“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Control and Procedures

First BanCorp’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of First BanCorp.’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2014. Based on this evaluation, as of the end of the period covered by this Form10-Q, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

ITEM 1A.  RISK FACTORS

The Corporation’s business, operating results and/or the market price of our common and preferred stock may be significantly affected by a number of factors.  For a detailed discussion of certain risk factors that could affect the Corporation’s future operations, financial condition or results for future periods see the risk factor below and in Item 1A, “Risk Factors,” in the Corporation’s 2013 Annual Report on Form 10-K.  These factors could also cause actual results to differ materially from historical results or the results contemplated by the forward-looking statements contained in this report.  Also refer to the discussion in “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of  risk factors in the Corporation’s 2013 Form 10-K.

  Additional risks and uncertainties not currently known to the Corporation or currently deemed by the Corporation to be immaterial also may materially adversely affect the Corporation’s business, financial condition or results of operations.

The Corporation’s credit quality may be adversely affected by Puerto Rico’s current economic condition.

A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico, which has endured a prolonged period of economic and fiscal challenges. Based on the first six months of fiscal year 2013-2014, the main economic indicators suggest that the Puerto Rico economy remains weak. According to the Puerto Rico Planning Board, the Commonwealth’s gross national product (“GNP”) contracted (in real terms) from 2006 through 2011, reflecting its first period of slight economic growth in 2012 and 2013 when GNP grew 0.9% and 0.3%, respectively. For the fiscal years ending June 30, 2014 and 2015, the Puerto Rico Planning Board projects a slight economic growth in real GNP of 0.1% and 0.2%, respectively. This continued period of economic stagnation may have an adverse effect on employment and could have an adverse effect on Commonwealth tax revenues.

The Government has implemented a multi-year budget plan for reducing the deficit. Some of the measures implemented by the government include increasing corporate taxes and reforming the employee retirement systems of the Commonwealth. Since the government is an important source of employment in Puerto Rico, these measures had a temporary adverse effect on the island’s already weak economy.  The seasonally adjusted unemployment rate in Puerto Rico decreased to 14.1% in September 2014, compared to 14.6% a year ago. The payroll non-farm employment increased by 0.4% in September 2014, compared to September 2013. On July 1, 2014, the Governor of Puerto Rico signed a balanced budget for fiscal year 2015, the first balanced budget in more than a decade.

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

As of September 30, 2014, the Corporation had $364.3 million in credit facilities granted to the Puerto Rico government, its municipalities and public corporations, of which $316.3 million was outstanding, compared to $397.8 million outstanding as of December 31, 2013. Approximately $201.4 million of the outstanding credit facilities consists of loans to municipalities in Puerto Rico. Municipal debt exposure is secured by ad valorem taxation without limitation as to rate or amount on all taxable property within the boundaries of each municipality. The good faith, credit, and unlimited taxing power of the applicable municipality have been pledged to the repayment of all outstanding bonds and notes. Approximately $24.8 million consists of loans to units of the central government, and approximately $90.1 million consists of loans to public corporations. Furthermore, the Corporation had $200.4 million outstanding as of September 30, 2014 in financing to the hotel industry in Puerto Rico guaranteed by the TDF.

On June 28, 2014, the governor of Puerto Rico signed into law The Recovery Act to provide a legislative framework for certain public corporations that are experiencing severe financial stress to address their financial obstacles through an orderly, statutory process that allows them to handle their debts, while ensuring the continuity of essential services to citizens and infrastructure upgrades.  As of September 30, 2014, the Corporation had an exposure to public corporations covered by the Recovery Act amounting to $86.1 million, including the $75 million direct exposure to PREPA. In August 2014, PREPA entered into a forbearance agreement with a group of banks, including FirstBank, to extend further its maturing credit lines to March 31, 2015. As a result of the forbearance, the credit was classified as a TDR loan during the third quarter of 2014. The loan was maintained in accrual status based on the estimated cash flows analysis performed on this noncollateral dependent loan, repayment prospects and compliance with contractual terms.

In addition, as of September 30, 2014, the Corporation had outstanding $61.1 million in obligations of the Puerto Rico government, mainly bonds of the GDB and the Puerto Rico Building Authority, as part of its available-for-sale investment securities portfolio, carried on its books at a fair value of $46.4 million.

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

As of September 30, 2014, the Corporation had $250.9 million of Puerto Rico public sector deposits ($228.2 million in transactional accounts and $22.7 million in time deposits) compared to $546.5 million as of December 31, 2013. Approximately 57% is from municipalities in Puerto Rico and 43% is from public corporations and the central government and agencies.

In 2014, Act 24-2014 was approved by the Puerto Rico Legislature, seeking to further strengthen the liquidity of the GDB and the GDB’s oversight over public funds.  Among other measures, Act 24-2014 grants the GDB the ability to exercise additional oversight over certain public funds deposited at private financial institutions and grants the GDB the legal authority, subject to an entity’s ability to request waivers under certain specified circumstances, to require such public funds (other than funds of the Legislative Branch, the Judicial Branch, the University of Puerto Rico, governmental pension plans, municipalities and certain other independent agencies) to be deposited at the GDB, which is expected to result in a more efficient management of public resources in an effort to maximize liquidity and efficient use of public resources. As anticipated, certain public corporations and agencies withdrew from FirstBank approximately $341.6 million during the second quarter of 2014. The Corporation will continue to focus on transactional accounts and capture deposits from entities excluded from Act 24-2014.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a)     Not applicable.

b)     Not applicable.

c)      Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to the Corporation’s purchases of shares of its common stock in the three-month period ended September 30, 2014.

				Maximum
			Total Number of	Number of Shares
			Shares Purchased	That May Yet be
		Average	as Part of Publicly	Purchased Under
	Total number of	Price	Announced Plans	These Plans or
Period	shares purchased (1)	Paid	Or Programs	Programs

July, 2014	8,422	$5.31	-	-
August, 2014	8,823	5.01	-	-
September, 2014	8,599	5.14	-	-
Total	25,844	$5.15	-	-

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp.
Registrant

Date: November 10, 2014	By:	/s/ Aurelio Alemán
Aurelio Alemán
President and Chief Executive Officer

Date: November 10, 2014	By:	/s/ Orlando Berges
Orlando Berges
Executive Vice President and Chief Financial Officer

Exhibit Index

10.1 – Revised Non-Management Chairman of the Board Compensation Structure.
10.2 – Offer Letter between First BanCorp. and Juan Acosta Reboyras, incorporated by reference from the Form 8-K filed by First
BanCorp. On September 3, 2014.
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
31.1 – CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 – CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 – CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 – CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1 – Interactive Data File with respect to the following materials from the Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Consolidated Statements of Financial Condition, (ii) the Unaudited Consolidated Statements of Income (Loss), (iii) the Unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Consolidated Statements of Cash Flows, (v) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to Unaudited Consolidated Financial Statements.