Form 10-K
period 2014-12-31
FIRST BANCORP /PR/
filed 2015-03-16
CIK 1057706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2014

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number 1-14793

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

7.25% Noncumulative Perpetual Monthly Income Preferred Stock, Series D (CUSIP: 318672508); and

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2014 (the last trading day of the registrant’s most recently completed second quarter) was $579,253,969 based on the closing price of $5.44 per share of common stock on the New York Stock Exchange on June 30, 2014. The registrant had no nonvoting common equity outstanding as of June 30, 2014. For the purposes of the foregoing calculation only, the registrant has defined affiliates to include (a) the executive officers named in Part III of this Annual Report on Form 10-K; (b) all directors of the registrant; and (c) each shareholder, including the registrant’s employee benefit plans but excluding shareholders that file on Schedule 13G, known to the registrant to be the beneficial owner of 5% or more of the outstanding shares of common stock of the registrant as of June 30, 2014. The registrant’s response to this item is not intended to be an admission that any person is an affiliate of the registrant for any purposes other than this response.

 Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 213,089,880 shares as of March 6, 2015.

FIRST BANCORP

2014 ANNUAL REPORT ON FORM 10-K

Forward Looking Statements

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the safe harbor created by such sections.  When used in this Form 10-K or future filings by First BanCorp. (the “Corporation”) with the U.S. Securities and Exchange Commission (“SEC”), in the Corporation’s press releases or in other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the word or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “should,” “anticipate” and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance are meant to identify “forward-looking statements.”

First BanCorp. wishes to caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and to advise readers that various factors, including, but not limited to, the following, could cause actual results to differ materially from those expressed in, or implied by, such “forward-looking statements”:

•         uncertainty about whether the Corporation and FirstBank Puerto Rico (“FirstBank” or “the Bank”) will be able to continue to fully comply with the written agreement dated June 3, 2010 (the “Written Agreement”) that the Corporation entered into with the Federal Reserve Bank of New York (the “New York FED” or “Federal Reserve”) and the consent order dated June 2, 2010 (the “FDIC Order”) and together with the Written Agreement, (the “Regulatory Agreements”) that the Corporation’s banking subsidiary, FirstBank entered into with the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (“OCIF” or “Commissioner”) that, among other things, require the Bank to maintain certain capital levels and reduce its special mention, classified, delinquent and non-performing assets;

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

•         the risk of not being able to fulfill the Corporation’s cash obligations or resume paying dividends to the Corporation’s stockholders in the future due to the Corporation’s need to receive approval from the New York FED and the Board of Governors of the Federal Reserve System (“the Federal Reserve Board”) to receive dividends from FirstBank or FirstBank’s failure to generate sufficient cash flow to make a dividend payment to the Corporation;

•         the strength or weakness of the real estate markets and of the consumer and commercial sectors and their impact on the credit quality of the Corporation’s loans and other assets, which has contributed and may continue to contribute to, among other things, high levels of non-performing assets, charge-offs and provisions for loan and lease losses and may subject the Corporation to further risk from loan defaults and foreclosures;

•         the ability of FirstBank to realize the benefits of its deferred tax assets subject to the remaining valuation allowance;

•         additional adverse changes in general economic conditions in Puerto Rico, the United States (“U.S.”), and the U.S. Virgin Islands (“USVI”), and British Virgin Islands (“BVI”), including the interest rate environment, market liquidity, housing absorption rates, real estate prices, and disruptions in the U.S. capital markets, which has reduced and may once again reduce interest margins and impact funding sources, and has affected demand for all of the Corporation’s products and services and reduce the Corporation’s revenues and earnings, and the value of the Corporation’s assets;

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

•         uncertainty about regulatory and legislative changes for financial services companies in Puerto Rico, the U.S., the USVI and the BVI, which could affect the Corporation’s financial condition or performance and could cause the Corporation’s actual results for future periods to differ materially from prior results and anticipated or projected results;

•         changes in the fiscal and monetary policies and regulations of the U.S. federal government and the Puerto Rico government, including those determined by the Federal Reserve Board, the New York Fed, the FDIC, government-sponsored housing agencies, and regulators in Puerto Rico, the USVI and the BVI;

•         the risk of possible failure or circumvention of controls and procedures and the risk that the Corporation’s risk management policies may not be adequate;

•         the risk that the FDIC may increase the deposit insurance premium and/or require special assessments to replenish its insurance fund, causing an additional increase in the Corporation’s non-interest expenses;

•         the impact on the Corporation’s results of operations and financial condition of acquisitions and dispositions, including the recent acquisition of certain loans, ten branches and related deposits previously owned by Doral Bank;

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

 PART I

     First BanCorp., incorporated under the laws of the Commonwealth of Puerto Rico, is sometimes referred to in this Annual Report on Form 10-K as “the Corporation,” “we,” “our” or “the registrant.”

Item 1. Business

GENERAL

First BanCorp. is a publicly owned financial holding company that is subject to regulation, supervision and examination by the Federal Reserve Board. The Corporation was incorporated under the laws of the Commonwealth of Puerto Rico to serve as the bank holding company for FirstBank. The Corporation is a full service provider of financial services and products with operations in Puerto Rico, the United States and the USVI and BVI. As of December 31, 2014, the Corporation had total assets of $12.7 billion, total deposits of $9.5 billion and total stockholders’ equity of $1.7 billion.

The Corporation provides a wide range of financial services for retail, commercial and institutional clients. As of December 31, 2014, the Corporation controlled two wholly owned subsidiaries: FirstBank and FirstBank Insurance Agency, Inc. (“FirstBank Insurance Agency”). FirstBank is a Puerto Rico-chartered commercial bank, and FirstBank Insurance Agency is a Puerto Rico-chartered insurance agency.

FirstBank is subject to the supervision, examination and regulation of both the OCIF and the FDIC.  Deposits are insured through the FDIC Deposit Insurance Fund. In addition, within FirstBank, the Bank’s USVI operations are subject to regulation and examination by the United States Virgin Islands Banking Board; its BVI operations are subject to regulation by the British Virgin Islands Financial Services Commission; and its operations in the state of Florida are subject to regulation and examination by the Florida Office of Financial Regulation. FirstBank Insurance Agency is subject to the supervision, examination and regulation of the Office of the Insurance Commissioner of the Commonwealth of Puerto Rico and operates nine offices in Puerto Rico, and two offices in the USVI and BVI.

FirstBank conducts its business through its main office located in San Juan, Puerto Rico, 54 banking branches in Puerto Rico as of March 1, 2015, 12 branches in the USVI and BVI and 10 branches in the state of Florida (USA).  FirstBank has 6 wholly owned subsidiaries with operations in Puerto Rico: First Federal Finance Corp. (d/b/a Money Express La Financiera), a finance company specializing in the origination of small loans with 27 offices in Puerto Rico; First Management of Puerto Rico, a domestic corporation which holds tax-exempt assets; FirstBank Puerto Rico Securities Corp., a broker-dealer subsidiary engaged in municipal bond underwriting and financial advisory services on structured financings principally provided to government entities in the Commonwealth of Puerto Rico; FirstBank Overseas Corporation, an international banking entity organized under the International Banking Entity Act of Puerto Rico; and two other companies that hold and operate certain particular other real estate owned properties. FirstBank had one active subsidiary with operations outside of Puerto Rico: First Express, a finance company specializing in the origination of small loans with 2 offices in the USVI.

Effective as of 11:59 p.m. on December 31, 2014, the operations conducted by First Mortgage as a separate subsidiary were merged with and into FirstBank.

Effective at the close of business on Friday, February 27, 2015, FirstBank acquired 10 Puerto Rico branches of Doral Bank, assumed approximately $625 million in deposits related to such branches and purchased approximately $325 million in performing residential mortgage loans through an alliance with Banco Popular of Puerto Rico (“Popular”) who was the successful lead bidder with the FDIC on the failed Doral Bank. These numbers, which are as of December 31, 2014, are subject to post-closing adjustments based on closing totals and purchase accounting adjustments. Refer to “Significant Events Since the Beginning of 2014” below for additional information.

BUSINESS SEGMENTS

The Corporation has six reportable segments: Commercial and Corporate Banking; Consumer (Retail) Banking; Mortgage Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations. These segments are described below as well as in Note 31, “Segment Information,” to the Corporation’s audited financial statements for the year ended December 31, 2014 included in Item 8 of this Form 10-K.

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

Mortgage Banking

During 2014, the Mortgage Banking segment conducted its operations mainly through FirstBank and its mortgage origination subsidiary, First Mortgage. Effective as of 11:59 p.m. on December 31, 2014, the operations conducted by First Mortgage as a separate subsidiary were merged with and into FirstBank. These operations consist of the origination, sale, securitization and servicing of a variety of residential mortgage loan products and related hedging activities. Originations are sourced through different channels such as FirstBank branches and purchases from mortgage bankers, and in association with new project developers.  The Mortgage Banking segment focuses on originating residential real estate loans, some of which conform to Federal Housing Administration (“FHA”), Veterans Administration (“VA”) and Rural Development (“RD”) standards. Loans originated that meet FHA standards qualify for the FHA’s insurance program whereas loans that meet VA and RD standards are guaranteed by those respective federal agencies.

Mortgage loans that do not qualify under these programs are commonly referred to as conventional loans. Conventional real estate loans can be conforming or non-conforming. Conforming loans are residential real estate loans that meet the standards for sale under the Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”) programs whereas loans that do not meet the standards are referred to as non-conforming residential real estate loans. The Corporation’s strategy is to penetrate markets by providing customers with a variety of high quality mortgage products to serve their financial needs through a faster and simpler process and at competitive prices.  The Mortgage Banking segment also acquires and sells mortgages in the secondary markets. Residential real estate conforming loans are sold to investors like FNMA and FHLMC. Most of the Corporation’s residential mortgage loan portfolio consists of fixed-rate, fully amortizing, full documentation loans. The Corporation obtained commitment authority to issue Government National Mortgage Association (“GNMA”) mortgage-backed securities from GNMA and, under this program, the Corporation has been securitizing FHA/VA mortgage loans into the secondary market.

Treasury and Investments

The Treasury and Investments segment is responsible for the Corporation’s treasury and investment management functions. The treasury function, which includes funding and liquidity management, lends funds to the Commercial and Corporate Banking,  Mortgage Banking and Consumer (Retail) Banking segments to finance their respective lending activities and borrows from those segments and from the United States Operations segment. Funds not gathered by the different business units are obtained by the Treasury Division through wholesale channels, such as brokered deposits, advances from the Federal Home Loan Bank (“FHLB”), and repurchase agreements with investment securities, among others.

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

The commercial banking services include checking, savings and money market accounts, retail CDs, internet banking services, cash management services, remote data capture, and automated clearing house, or ACH, transactions.  Loan products include the traditional commercial and industrial (“C&I”) and commercial real estate products, such as lines of credit, term loans and construction loans.

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

Loans to consumers include auto, boat, lines of credit, personal and residential mortgage loans.  Deposit products include interest bearing and non-interest bearing checking and savings accounts, IRAs, and retail CDs.  Retail deposits gathered through each branch serve as the funding sources for its own lending activities.

Employees

As of March 1, 2015, the Corporation and its subsidiaries employed 2,617 persons. None of its employees is represented by a collective bargaining group. The Corporation considers its employee relations to be good.

SIGNIFICANT EVENTS SINCE THE BEGINNING OF 2014

Partial Reversal of Deferred Tax Asset Valuation Allowance

The Corporation recognized an income tax benefit of $302.9 million in the fourth quarter of 2014 related to the reversal of a significant portion of the valuation allowance recorded against the deferred tax assets of its subsidiary bank, FirstBank. The Corporation concluded that, as of December 31, 2014, it is more likely than not that FirstBank will generate sufficient taxable income within the applicable net operating loss carry-forward periods to realize a significant portion of its deferred tax assets and, therefore, reversed $302.9 million of the valuation allowance.

This conclusion is based upon consideration of a number of factors, including FirstBank’s (i) completion of a sixth consecutive quarter of profitability and (ii) forecast of future profitability, under several potential scenarios, where the Corporation has assigned more weight to its continued profitability than to potential future growth which it is planning to achieve. As a result of the partial reversal, the Corporation’s deferred tax asset amounted to $313.0 million as of December 31, 2014, net of the remaining valuation allowance of $204.6 million. Refer to Note 24 – Income Taxes in Item 8 of this Form 10-K for a detailed discussion on the Corporation’s deferred tax assets and the respective valuation allowance.

Acquisition of Certain Loans and Deposits of Doral Bank

Effective at the close of business on Friday, February 27, 2015, FirstBank acquired 10 Puerto Rico branches of Doral Bank, assumed approximately $625 million in deposits related to such branches and purchased approximately $325 million in performing residential mortgage loans through an alliance with Popular, who was the successful lead bidder with the FDIC on the failed Doral Bank.

Under the FDIC’s bidding format, Popular was the lead bidder and party to the purchase and assumption agreement with the FDIC covering all assets and deposits to be acquired by Popular and its alliance co-bidders. Popular entered into back to back purchase and assumption agreements with the alliance co-bidders, including FirstBank, for the transferred assets and deposits. Pursuant to the terms of the purchase and assumption agreement, FirstBank purchased the loans at an aggregate discount of 9.0%, or approximately $29 million, and assumed the deposits at a premium of 1.6%, or approximately $10 million. These numbers, which are as of December 31, 2014, are subject to post-closing adjustments based on closing date totals and purchase accounting adjustments.  There is no loss-share with the FDIC related to the acquired assets.

FirstBank entered into a transition services agreement with Popular that enables FirstBank to receive services reasonably necessary to operate the acquired branches during the transition period in a manner consistent with market practice, including the servicing of residential mortgage loans until the acquired assets are converted to FirstBank’s operating system, which is anticipated to occur within the next 6 months. Upon closing of the completion of the acquisition, the Corporation and FirstBank remained well in excess of “well capitalized” under the applicable regulatory standards, with no additional capital required to support this transaction, although the provisions of the Regulatory agreements preclude such designation. The transaction is expected to be accretive to earnings.

Acquisitions of Mortgage Loans from Doral Financial Corporation (“Doral”)

On May 30, 2014, FirstBank purchased from Doral all of its rights, title and interests in first and second mortgage loans having an unpaid principal balance of approximately $241.7 million for an aggregate price of approximately $232.9 million. Doral had pledged the mortgage loans to FirstBank as collateral for secured borrowings pursuant to a series of credit agreements between the parties entered into in 2006. As consideration for the purchase of the mortgage loans, FirstBank credited approximately $232.9 million as full satisfaction of the outstanding balance of the Doral secured borrowings plus interest owed to FirstBank. The estimated fair value of the mortgage loans at acquisition was $226.0 million. This transaction resulted in a loss of $6.9 million derived from the difference between the fair value of the mortgage loans acquired, $226.0 million, and the book value of the secured borrowings of $232.9 million. Approximately $5.5 million of the loss was part of the general allowance for loan losses established for commercial loans in prior periods; thus, an additional charge of $1.4 million to the provision was recorded in the second quarter of 2014. In addition, the Corporation recorded $0.6 million of professional service fees in the second quarter of 2014 specifically related to this transaction. On or about the same date, the parties entered into an Escrow Agreement with Chicago Title Insurance Company pursuant to which Doral deposited $1,300,000 in funds (the “Escrow Account”) from the proceeds of the transaction in order to cure certain identified title and tax defects. Under the terms of the Escrow Agreement, Doral had a period to cure the defects using the funds in the Escrow Account.

Acquired loans are recorded at fair value at the date of acquisition. The Corporation concluded that loans with a contractual unpaid principal balance of $119.2 million and an estimated fair value at acquisition of $102.8 million were acquired with evidence of credit quality deterioration and, as purchased credit impaired (“PCI”) loans, have been accounted for under Accounting Standards Codification (“ASC”) 310-30, while loans with a contractual unpaid principal balance of $122.5 million and an estimated fair value at acquisition of $123.2 million are non-credit impaired purchased loans that have been accounted for under ASC 310-20. This transaction eliminated FirstBank’s largest single commercial loan exposure.

    On October 2, 2014, FirstBank, entered into a Mortgage Loan Purchase and Sale and Interim Servicing Agreement (the “Purchase Agreement”) with Doral Bank, a wholly-owned subsidiary of Doral. Pursuant to the Purchase Agreement, FirstBank purchased on October 3, 2014 all rights, title and interests in certain performing residential mortgage loans (the “Mortgage Loans”) with approximately $192.6 million in outstanding unpaid principal balance.

As consideration for the purchase of the Mortgage Loans, FirstBank paid approximately $192.7 million in cash, less a holdback of $1.3 million which was deposited into escrow to cover certain representations and warranties made by Doral Bank with respect to the Mortgage Loans.  The Corporation incurred $0.7 million in professional service fees during the third quarter of 2014 specifically related to this transaction.

Settlement of the United States Internal Revenue Service (“IRS”) tax audit

As previously reported, the years 2007 through 2009 were examined by the IRS and disputed issues, primarily related to the disallowance of certain expenses, were taken to administrative appeals during 2011.  As a result of a final settlement with the IRS Appeals Office in 2014, the Corporation’s unrecognized tax benefits decreased by $4.3 million during 2014. The Corporation released a portion of its reserve for uncertain tax positions resulting in a tax benefit of $1.8 million and paid $2.5 million to settle the tax liability resulting from the audit.

Reduction of the U.S. Treasury’s ownership stake in the Corporation

During the fourth quarter of 2014, the U.S. Department of the Treasury (the “U.S. Treasury”) sold approximately 4.4 million shares of First BanCorp.’s common stock through its first pre-defined written trading plan. On March 9, 2015, the U.S. Treasury announced the sale of an additional 5 million shares of First BanCorp.’s common stock through its second pre-defined written trading plan. As of the announcement date, the U.S. Treasury held 10,291,553 shares, or approximately 4.8% of First BanCorp.’s common stock, excluding the 1.3 million shares underlying a warrant exercisable at $3.29 per share. Back in 2013, the U.S. Treasury sold 13,261,356 shares of First BanCorp.’s common stock at $6.75 per share in a registered offering.

Downgrades of the debt ratings of the Puerto Rico Government and public instrumentalities and related government actions

A significant portion of the Corporation’s financial activities and credit exposure is concentrated in Puerto Rico, which has endured a prolonged period of economic and fiscal challenges.

In February 2014, the three principal rating agencies (Moody’s Investor Services, Standard and Poor’s and Fitch Ratings) lowered their ratings on the General Obligation bonds of the Commonwealth of Puerto Rico and the bonds of several other Commonwealth instrumentalities to non-investment grade ratings. In connection with their rating actions, the rating agencies noted various factors, including high levels of public debt, the lack of clear economic growth catalysts, recurring fiscal budget deficits, the financial condition of the public sector employee pension plans, and liquidity concerns regarding the Commonwealth and Government Development Bank for Puerto Rico (“GDB”) and their ability to access the capital markets.

In March 2014, the Commonwealth of Puerto Rico sold $3.5 billion in General Obligation bonds, yielding 8.72%.  GDB has traditionally served as the principal source of short-term liquidity to the Commonwealth and its public instrumentalities and municipalities. Most of the proceeds of the bond issue were used to refinance outstanding bonds and notes, including repaying approximately $1.9 billion of lines of credit extended by GDB to the Commonwealth and certain public instrumentalities.

On June 28, 2014, Governor Alejandro García Padilla signed into law the Puerto Rico Public Corporations Debt Enforcement and Recovery Act (the “Recovery Act”), which provides a framework for certain public corporations, including the Puerto Rico Electric Power Authority (“PREPA”), to restructure their debt obligations in order to ensure that the services they provide to the public are not interrupted. On July 1, 2014, Moody’s, as a consequence of the enactment of the Recovery Act, again downgraded the majority of the Puerto Rico central government and public instrumentalities’ obligations, expressing its concern for all of Puerto Rico’s municipal debt based on the deteriorating fiscal situation on the island and the possibility that application of the new law may further limit the Commonwealth’s ability to access the capital markets. Both S&P and Fitch later issued ratings downgrades for various Puerto Rico municipal issuers, including PREPA. In February 2015, a federal judge ruled that the Recovery Act is pre-empted by the Federal Bankruptcy Court and therefore void. After this decision, S&P and Moody’s downgraded Puerto Rico’s General Obligation bonds deeper into non-investment grade category.

PREPA faces significant fiscal and financial challenges that have to be addressed in the short-term in order to stabilize its operations. These include $696 million in outstanding short-term credit facilities from various banks that, by their terms, matured in July and August of 2014 but with respect to which the lenders have entered into forbearance agreements until March 31, 2015, significant recurring operational and budgetary shortfalls, high  electricity rates compared to U.S. utilities, high levels of debt, limited fuel diversification for electricity generation, significant nondiscretionary capital expenditure needs, and burdensome U.S. Federal environmental regulatory requirements. PREPA appointed a chief restructuring officer, who is assisting PREPA in evaluating and implementing changes with a view to achieving long-term sustainability. The Corporation has $75 million in outstanding lines of credit to PREPA as of December 31, 2014.    As a result of the forbearance, this credit was classified as a Troubled Debt Restructuring (“TDR”) loan during the third quarter of 2014.  The loan has been maintained in accrual status based on the estimated cash flow analyses performed on this noncollateral dependent loan, repayment prospects and compliance with contractual terms.

As of December 31, 2014, the Corporation had $339.0 million in credit facilities granted to the Puerto Rico government, its municipalities and public corporations, of which $308.0 million was outstanding, compared to $397.8 million outstanding as of December 31, 2013. Approximately $201.4 million of the outstanding credit facilities consists of loans to municipalities in Puerto Rico. Municipal debt exposure is secured by ad valorem taxation without limitation as to rate or amount on all taxable property within the boundaries of each municipality. The good faith, credit, and unlimited taxing power of the applicable municipality have been pledged to the repayment of all outstanding bonds and notes. Approximately $13.2 million consists of loans to units of the central government, and approximately $93.4 million consists of loans to public corporations, including the $75 million direct exposure to PREPA. Furthermore, the Corporation had $133.3 million outstanding as of December 31, 2014 in financing to the hotel industry in Puerto Rico guaranteed by the Tourism Development Fund (“TDF”), compared to $200.4 million as of December 31, 2013.

 In addition, as of December 31, 2014, the Corporation had outstanding $61.2 million in obligations of the Puerto Rico government, mainly bonds of the GDB and the Puerto Rico Building Authority, as part of its available-for-sale investment securities portfolio, carried on its books at a fair value of $43.2 million.

Also in 2014, Act 24-2014 was approved by the Puerto Rico Legislature, seeking to further strengthen the liquidity of the GDB and the GDB’s oversight of public funds.

Among other measures, Act 24-2014 grants the GDB the ability to exercise additional oversight of certain public funds deposited at private financial institutions and grants the GDB the legal authority, subject to an entity’s ability to request waivers under certain specified circumstances, to require such public funds (other than funds of the Legislative Branch, the Judicial Branch, the University of Puerto Rico, governmental pension plans, municipalities and certain other independent agencies) to be deposited at the GDB, which is expected to maximize liquidity and to result in more efficient management of public resources. As anticipated, certain public corporations and agencies withdrew from FirstBank approximately $341.6 million during the second quarter of 2014. The Corporation will continue to focus on transactional accounts and to seek to obtain deposits from entities excluded from Act 24-2014.

In February 2015, the Governor of Puerto Rico announced a proposal for a new tax code that would replace the current 7% sales and use tax with a 16% value-added tax, while lowering income taxes. Refer to Supervision and Regulation – Puerto Rico Income Taxes – Proposed Tax Reform below for additional details.

WEBSITE ACCESS TO REPORT

The Corporation makes available annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act, free of charge on or through its internet website at www.firstbankpr.com (under “Investor Relations”), as soon as reasonably practicable after the Corporation electronically files such material with, or furnishes it to, the SEC.

The Corporation also makes available the Corporation’s corporate governance guidelines and principles, the charters of the audit, asset/liability, compensation and benefits, credit, compliance, risk, corporate governance and nominating committees and the codes of conduct and independence principles mentioned below, free of charge on or through its internet website at www.firstbankpr.com (under “Investor Relations”):

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

The public may read and copy any materials that First BanCorp. files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. In addition, the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC (www.sec.gov).

MARKET AREA AND COMPETITION

Puerto Rico, where the banking market is highly competitive, is the main geographic service area of the Corporation. As of December 31, 2014, the Corporation also had a presence in the state of Florida and in the USVI and BVI. Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions in the United States mainland.

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

    Dodd-Frank Act.

The Dodd-Frank Act significantly changed the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes, the regulations adopted to date include, and the regulations still under development thereunder will include, provisions that have affected and will affect large and small financial institutions alike, including several provisions that have affected and will affect how banks and bank holding companies will be regulated in the future. As a result of the Dodd-Frank Act, which became law on July 21, 2010, there has been and will be in the future additional regulatory oversight and supervision of the Corporation and its subsidiaries.

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

The Dodd-Frank Act establishes as an independent entity, within the Federal Reserve, the Bureau of Consumer Financial Protection (the “CFPB”), which has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters such as steering incentives, and  determinations as to a borrower’s ability to repay the principal amount and prepayment penalties.

The CFPB has had primary examination and enforcement authority over FirstBank and other banks with over $10 billion in assets with respect to consumer financial products and services since July 21, 2011.

The Dodd-Frank Act also limits interchange fees payable on debit card transactions. In June, 2011, the Federal Reserve Board approved a final debit card interchange rule, which is now fully operational.  The rule caps a debit card issuer’s base fee at 21 cents per transaction and allows an additional 5 basis-point charge per transaction to help cover fraud losses. The debit card interchange rule reduced our interchange fee revenue in line with industry-wide expectations, beginning with the quarter ended December 31, 2011. The new pricing negatively impacted FirstBank fee income by an approximate $2.0 million in 2012.

The Dodd-Frank Act includes provisions that affect corporate governance and executive compensation at all publicly-traded companies and allows financial institutions to pay interest on business checking accounts.  The legislation also restricts proprietary trading, places restrictions on the owning or sponsoring of hedge and private equity funds, and regulates the derivatives activities of banks and their affiliates.

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

Regulatory Capital and Liquidity Coverage Developments.  In July 2013, the federal banking agencies adopted final rules for U.S. banks that revise important aspects of the minimum regulatory capital requirements, the components of regulatory capital, and the risk-based capital treatment of bank assets and off-balance sheet exposures.  The final rules, with which the Corporation and our subsidiary bank must comply beginning January 1, 2015, generally are intended to align U.S. regulatory capital requirements with international regulatory capital standards adopted by the Basel Committee on Banking Supervision (“Basel Committee”), in particular the most recent international capital accord adopted in 2010 (and revised in 2011) known as “Basel III.”  The new rules will increase the quantity and quality of capital required by, among other things, establishing a new minimum common equity Tier 1 ratio of 4.5% of risk-weighted assets and an additional common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets.  In addition, banks and bank holding companies are required to have a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%.  The final rules also revise the definition of capital by expanding the conditions for the inclusion of equity capital instruments and minority interests as Tier 1 capital, and will impose limitations on capital distributions and certain discretionary bonus payments if additional specified amounts, or “buffers,” of common equity Tier 1 capital are not met.

Consistent with Basel III and the Collins Amendment, the final rules also establish a more conservative standard for including an instrument such as trust-preferred securities as Tier 1 capital for bank holding companies with total consolidated assets of $15 billion or more as of December 31, 2009.  Bank holding companies such as the Corporation must fully phase out these instruments from Tier I capital by January 1, 2016, although qualifying trust preferred securities may be included as Tier 2 capital until the instruments are redeemed or mature. As of December 31, 2014, the Corporation had $225 million in trust preferred securities that are subject to the phase-out from Tier 1 capital under the final regulatory capital rules discussed above.

In addition, the final rules revise and harmonize the bank regulators’ rules for calculating risk-weighted assets to enhance risk sensitivity and address weaknesses that have been identified, by applying a variation of the Basel III “standardized approach” for the risk-weighting of bank assets and off-balance sheet exposures to all U.S. banking organizations other than large, internationally active banks. These new regulatory capital requirements are discussed in further detail in “Regulation and Supervision – Federal Reserve Board Capital Requirements” and “Regulation and Supervision – FDIC Capital Requirements.”

The final capital rules became effective for the Corporation and our subsidiary bank on a- multi-year transitional basis starting on January 1, 2015, and in general will be fully effective as of January 1, 2019; the new general minimum regulatory capital requirements and the “standardized approach” for risk weighting of a banking organization’s assets, however, fully apply to us as of January 1, 2015.  We generally expect that the final rules will increase our regulatory capital requirements and will require us to hold more capital against certain of our assets and off-balance sheet exposures.  The Corporation’s  estimated pro-forma common equity Tier 1 ratio, Tier 1 capital ratio, total capital ratio, and the leverage ratio under the Basel III rules, giving effect as of December 31, 2014 to all the provisions that will be phased-in between January 1, 2015 and January 1, 2019, was 15.1%, 15.5%, 19.2%, and 11.7%, respectively.  These ratios would exceed the fully phased-in minimum capital ratios under Basel III.

On September 3, 2014, the U.S. banking regulators issued their final rule implementing a key component of the Basel III capital framework - the Liquidity Coverage Ratio (“LCR”). The LCR is a short-term liquidity measure intended to ensure that banking organizations maintain a sufficient pool of liquid assets to cover net cash outflows over a 30-day stress period.  The LCR requirements, which would not affect the Corporation or the Bank, are applicable to large, internationally active banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total on-balance sheet foreign exposure, and to consolidated subsidiary depository institutions of these banking organizations with $10 billion or more in total consolidated assets.

International Regulatory Capital and Liquidity Coverage Developments

Internationally, both the Basel Committee and the Financial Stability Board (established in April 2009 by the Group of Twenty (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation and transparency) have committed to raise capital standards and liquidity buffers within the banking system under Basel III.  In 2010 (revised in 2011), the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with implementation by January 2019.  U.S. bank regulators approved a revised regulatory capital framework for implementing Basel III in July 2013 (see discussion above).

On October 31, 2014, the Basel Committee issued its final requirements for a Net Stable Funding Ratio (“NSFR”).  The NSFR compares the amount of an institution’s available stable funding (“ASF”, the ratio’s numerator) to its required stable funding (“RSF”, the ratio’s denominator) to measure how the institution’s asset base is funded.  “ASF” is defined as the portion of capital and liabilities expected to be reliable over the time horizon considered by the NSFR, which extends to one year.  ASF generally is calculated by reference to the broad characteristics of the relative stability of an institution’s funding sources, including the contractual maturity of its liabilities and the differences in the propensity of different types of funding providers to withdraw their funding.  The amount of RSF of a specific institution is a function of the liquidity characteristics and residual maturities of the assets and off-balance sheet exposures held by the institution.   This ratio should be equal to at least 100% on an ongoing basis by January 1, 2018 according to the Basel Committee standard.  While the NSFR is intended to be applied to large, internationally active banks, at the discretion of national supervisors it can be applied to other banking organizations or classes of banking organizations.  The U.S. federal banking agencies are expected to issue a proposal for implementation of the NSFR in the U.S. sometime in 2015.

Prudential Regulation Developments. In May 2012, the federal banking agencies issued general supervisory guidance for stress testing practices applicable to banking organizations with more than $10 billion in total consolidated assets, such as us and our subsidiary bank, which became effective in July 2012.  This guidance outlines broad principles for a satisfactory stress testing framework, including principles related to governance, controls and use of results, and describes various stress testing approaches and how stress testing should be used at various levels within an organization.  In October 2012, the Federal Reserve Board and the other federal banking agencies issued a final rule implementing the requirements of the Dodd-Frank Act that generally required bank holding companies with total consolidated assets of between $10 billion and $50 billion to comply with annual company-run stress testing requirements.

As a result of these changes, the Corporation is subject to two new stress testing rules that implement provisions of the Dodd-Frank Act, one issued by the Federal Reserve Board that applies to First BanCorp. on a consolidated basis and one issued by the FDIC that applies to the Bank.  These Dodd-Frank Act stress tests are designed to require banking organizations to assess the potential impact of different scenarios on their earnings, losses and capital over a set time period, with consideration given to certain relevant factors, including the organization's condition, risks, exposures, strategies, and activities.  The Dodd-Frank Act stress tests require banking organizations with total consolidated assets of more than $10 billion but less than $50 billion, including the Corporation and the Bank, to conduct annual company-run stress tests using certain scenarios that the Federal Reserve Board will publish by November 15 of each year, report the results to their primary federal regulator and the Federal Reserve Board by March 31 of the following year, and publicly disclose, beginning in 2015, a summary of the results by June 30 of that year.

On February 1, 2014, the Federal Reserve approved a final rule strengthening supervision and regulation of large U.S. bank holding companies and foreign banking organizations, as required by the Dodd-Frank Act.  Most of its enhanced prudential standards apply only to institutions with total consolidated assets of $50 billion or more, which would not affect the Corporation.   The final rule, however, requires publicly traded U.S. bank holding companies with total consolidated assets of $10 billion or more, such as the Corporation, to establish enterprise-wide risk committees.  These new requirements complement the stress testing and resolution planning requirements for large bank holding companies that the Federal Reserve previously finalized.  The Corporation must comply with these new requirements by January 1, 2015, and expects to be in compliance. The final rule requires the Corporation’s risk management framework to be commensurate with the Corporation’s structure, risk profile, complexity, activities and size, and must include policies and procedures establishing risk-management governance, risk-management policies, and risk control infrastructure for the Corporation’s global operations and processes and systems for implementing and monitoring compliance with such policies and procedures. Requirements applicable to the risk committee include a requirement that one independent director chair the committee, with the Corporation determining the appropriate proportion of independent directors on the committee, based on its size, scope, and complexity, provided that it meets the minimum requirement of one independent director.  Also, at least one director with risk-management experience must be appointed to the risk committee.

On March 5, 2014, the Federal Reserve Board and the other federal banking agencies published final supervisory guidance describing their supervisory expectations for the Dodd-Frank Act stress tests to be conducted by financial institutions, including the Corporation and the Bank.

The final guidance provides flexibility to accommodate different risk profiles, sizes, business lines, market areas, and complexity approaches for banking institutions in the $10 billion to $50 billion asset range, and provides examples of practices that would be consistent with supervisory expectations. Affected banking organizations, including the Corporation, were required to submit to regulators their first company-run Dodd-Frank Act stress tests no later than March 31, 2014. Public disclosure of the results for the severely adverse economic scenario is expected to be made for the first time during the second quarter of 2015 on the Corporation’s website. The final guidance also confirms that banking organizations with assets between $10 billion and $50 billion are not subject to the more extensive capital planning and stress-testing requirements that apply to bank holding companies with assets of at least $50 billion, including the Federal Reserve Board capital plan rule, the annual Comprehensive Capital Analysis and Review, the Dodd-Frank Act supervisory stress tests, and related data collections.

Consumer Financial Protection Bureau. New regulations implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act (“TILA”), and the Real Estate Settlement Procedures Act (“RESPA”).  In general, among other changes, these regulations: (i) require lenders to make a reasonable good faith determination of a prospective residential mortgage borrower’s ability to repay based on specific underwriting criteria, certain of which need to be supported through the verification of third party records, and require stricter underwriting of “qualified mortgages,” discussed below, that presumptively satisfy the ability to pay requirement (thereby providing the lender a safe harbor from compliance claims), (ii) specify new limitations on loan originator compensation and establish criteria for the qualifications of, and registration or licensing of loan originators, (iii) further restrict certain high-cost mortgage loans by expanding the coverage of the Home Ownership and Equity Protections Act of 1994, (iv) expand mandated loan escrow accounts for certain loans, (v) revise existing appraisal requirements under the Equal Credit Opportunity Act and require provision of a free copy of all appraisals to applicants for first lien loans, (vi) establish new appraisal standards for “higher-risk mortgages” under TILA, and (vii) combine in a single, new form required loan disclosures under the TILA and RESPA.

In January 2013, the CFPB issued a final regulation defining a “qualified mortgage” for purposes of the Dodd-Frank Act, and setting standards for mortgage lenders to determine whether a consumer has the ability to repay the mortgage.  This regulation also affords safe harbor legal protections for lenders making qualified loans that are not “higher priced.”  It is unclear how this regulation, or this regulation in tandem with an anticipated rule defining “qualified residential mortgage” and setting standards governing loans that are to be packaged and sold as securities, will affect the mortgage lending market by potentially curbing competition, increasing costs or tightening credit availability.

In January 2013, the CFPB also issued a final regulation containing new mortgage servicing rules that took effect in January 2014 and are applicable to the Bank.  The announced goal of the CFPB is to bring greater consumer protection to the mortgage servicing market.

   These changes affect notices given to consumers as to delinquency, foreclosure alternatives, modification applications, interest rate adjustments and options for avoiding “force-placed” insurance.  Servicers are prohibited from processing foreclosures when a loan modification is pending, and must wait until a loan is more than 120 days delinquent before initiating a foreclosure action.

The servicer must provide direct and ongoing access to its personnel, and provide prompt review of any loss mitigation application.  Servicers must maintain accurate and accessible mortgage records for the life of a loan and until one year after the loan is paid off or transferred.  These new standards are expected to add to our cost of conducting a mortgage servicing business.

On December 15, 2014, the CFPB proposed further changes to these mortgage servicing rules.  The proposed changes generally would clarify and amend provisions regarding force-placed insurance notices, policies and procedures, early intervention, loss mitigation requirements and periodic statement requirements under the CFPB mortgage servicing rules.  The proposed amendments also would address proper compliance regarding certain servicing requirements when a consumer is a potential or confirmed successor in interest, is in bankruptcy, or sends a cease communication request under the Fair Debt Collection Practices Act.  Comment on these new proposals closes on March 16, 2015.

The Volcker Rule.  This section of the Dodd-Frank Act, subject to important exceptions, generally prohibits a banking entity such as the Corporation or FirstBank from acquiring or retaining any ownership in, or acting as sponsor to, a hedge fund or private equity fund.  The Volcker Rule also prohibits these entities from engaging, for their own account, in short-form proprietary trading of certain securities, derivatives, commodity futures and options on these instruments.

Final regulations implementing the Volcker Rule were adopted by the financial regulatory agencies on December 10, 2013.  The regulations became effective on April 1, 2014, although affected banking organizations generally will have until July 21, 2017 to bring most of their private fund activities into conformance with the Volcker Rule and the new regulations; banking entities, however, will have only until July 21, 2015 to bring their proprietary trading activities into compliance with the Volcker Rule.

Banking organizations are expected to engage in “good faith efforts” to bring all of their covered activities into compliance by the July 2015 or 2017 (whichever is applicable) conformance date. The Corporation does not believe that it or the Bank engages in any significant amount of proprietary trading as defined in the Volcker Rule and believes that any impact would be minimal. In addition, a review of the Corporation’s investments was undertaken to determine if any meet the Volcker Rule’s definition of covered funds. Based on that review, the Corporation’s investments are not considered covered funds under the Volcker Rule.

Future Legislation and Regulation.  Much of the Dodd-Frank Act must be implemented through regulations adopted by the various federal financial institutions regulatory agencies, including the FDIC and CFPB.  While the federal agencies have adopted regulations that implement many requirements of the Dodd-Frank Act, important regulatory actions (e.g., the adoption of rules regarding the compensation of financial institutions executives) that could have an impact on the Corporation and the Bank remain to be taken.  Additional consumer protection laws may be enacted, and the FDIC, Federal Reserve and CFPB have adopted and will adopt in the future new regulations that have addressed or may address, among other things, banks’ credit card, overdraft, collection, privacy and mortgage lending practices.  Additional consumer protection legislation and regulatory activity is anticipated in the near future.

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

Bank Holding Company Activities and Other Limitations

The Corporation is registered and subject to regulation under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act” or “BHC Act”).  Under the provisions of the Bank Holding Company Act, a bank holding company must obtain Federal Reserve Board approval before it acquires direct or indirect ownership or control of more than 5% of the voting shares of another bank, or merges or consolidates with another bank holding company. The Federal Reserve Board also has authority under certain circumstances to issue cease and desist orders against bank holding companies and their non-bank subsidiaries.  In addition, the Corporation is subject to ongoing regulation, supervision, and examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic and annual reports and other information concerning its own business operations and those of its subsidiaries.

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

The Bank Holding Company Act also permits a bank holding company to elect to become a financial holding company and engage in a broad range of activities that are financial in nature. The Corporation filed an election with the Federal Reserve Board and became a financial holding company under the Bank Holding Company Act.  Financial holding companies may engage, directly or indirectly, in any activity that is determined to be (i) financial in nature, (ii) incidental to such financial activity, or (iii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Bank Holding Company Act specifically provides that the following activities have been determined to be “financial in nature”: (a) lending, trust and other banking activities; (b) insurance activities; (c) financial or economic advice or services; (d) pooled investments; (e) securities underwriting and dealing; (f) domestic activities permitted for existing bank holding company; (g) foreign activities permitted for existing bank holding company; and (h) merchant banking activities.

A financial holding company that ceases to meet certain standards is subject to a variety of restrictions, depending on the circumstances, including precluding the undertaking of new activities or the acquisition of shares or control of other companies. Until compliance is restored, the Federal Reserve Board has broad discretion to impose appropriate limitations on the financial holding company’s activities.  If compliance is not restored within 180 days, the Federal Reserve Board may ultimately require the financial holding company to divest its depository institutions or, in the alternative, to discontinue or divest any activities that are permitted only to non-financial holding company bank holding companies. The Corporation and FirstBank must be well-capitalized and well-managed for regulatory purposes, and FirstBank must earn “satisfactory” or better ratings on its periodic Community Reinvestment Act (“CRA”) examinations to preserve the financial holding company status. By reason of, among other things, the Written Agreement, the Bank is not treated as “well-capitalized” and therefore is restricted in its ability to undertake new financial activities.

The potential restrictions are different if the lapse pertains to the CRA.  In that case, until all the subsidiary institutions are restored to at least a “satisfactory” CRA rating status, the financial holding company may not engage, directly or through a subsidiary, in any of the additional financial activities permissible under the Bank Holding Company Act or make additional acquisitions of companies engaged in the additional activities.  However, completed acquisitions and additional activities and affiliations previously begun are left undisturbed, as the Bank Holding Company Act does not require divestiture for this type of situation.

Under provisions of the Dodd-Frank Act and Federal Reserve Board policy, a bank holding company such as the Corporation is expected to act as a source of financial and managerial strength to its banking subsidiaries and to commit support to them. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain capital of a subsidiary bank will be assumed by the bankruptcy trustee and be entitled to a priority of payment.

   In addition, any capital loans by a bank holding company to any of its subsidiary banks must be subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary bank. As of December 31, 2014, and the date hereof, FirstBank was and is the only depository institution subsidiary of the Corporation.  The Dodd-Frank Act directs the Federal Reserve Board to adopt regulations adopting the statutory source-of-strength requirements, but implementing regulations have not yet been proposed.

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

As of December 31, 2014, First BanCorp’s management concluded that its internal control over financial reporting was effective.  The Corporation’s independent registered public accounting firm reached the same conclusion.

Emergency Economic Stabilization Act of 2008

Turmoil in the U.S. financial sector during 2008 resulted in the passage on October 3, 2008 of the Emergency Economic Stabilization Act of 2008 (the “EESA”) and the adoption of several programs by the U.S. Treasury, as well as several actions by the Federal Reserve Board.  The EESA authorized the U.S. Treasury to access up to $700 billion to protect the U.S. economy and restore confidence and stability to the financial markets. One such program under the TARP was action by U.S. Treasury to make significant investments in U.S. financial institutions through the Capital Purchase Program (“CPP”).  The U.S. Treasury’s stated purpose in implementing the CPP was to improve the capitalization of healthy institutions, which would improve the flow of credit to businesses and consumers, and boost the confidence of depositors, investors, and counterparties alike.  All federal banking and thrift regulatory agencies encouraged eligible institutions to participate in the CPP.

The Corporation applied for, and the U.S. Treasury approved, a capital purchase in the amount of $400,000,000. The Corporation entered into a Letter Agreement, dated as of January 16, 2009, including the Securities Purchase Agreement Standard Terms (collectively the “Letter Agreement”) with the Treasury, pursuant to which the Corporation issued and sold to the Treasury for an aggregate purchase price of $400,000,000 in cash (i) 400,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series F (the “Series F Preferred Stock”), and (ii) a warrant to purchase 389,483 shares of the Corporation’s common stock at an exercise price of $154.05 per share, subject to certain anti-dilution and other adjustments (the “warrant”). The TARP transaction closed on January 16, 2009. On July 20, 2010, we exchanged the Series F Preferred Stock, plus accrued dividends on the Series F Preferred Stock, for 424,174 shares of a new series of preferred stock, fixed rate Cumulative Mandatorily Convertible Preferred Stock, Series G (the “Series G Preferred Stock”), and amended the warrant. On October 7, 2011, we exercised our right to convert the Series G Preferred Stock into 32,941,797 shares of common stock. As a result of the issuance of $525 million of common stock in October 2011, the warrant was adjusted to provide for the issuance of approximately 1,285,899 shares of common stock at an exercise price of $3.29 per share.  On August 16, 2013, a secondary offering of the Corporation’s common stock was completed by certain of the Corporation’s existing stockholders, including the U.S. Treasury which sold 13 million shares in such secondary offering. In the fourth quarter of 2014, the U.S. Treasury sold an additional 4.4 million shares in accordance with its first pre-defined written trading plan. On March 9, 2015, the U.S. Treasury announced the sale of an additional 5 million shares of First BanCorp.’s common stock through its second pre-defined written trading plan. As of the announcement date, the U.S. Treasury owned approximately 4.8% of the Corporation’s outstanding common stock, excluding the shares underlying the warrant.

Under the terms of the amended Letter Agreement with the Treasury, (i) the Corporation amended its compensation, bonus, incentive and other benefit plans, arrangements and agreements (including severance and employment agreements) to the extent necessary to be in compliance with the executive compensation and corporate governance requirements of Section 111(b) of the EESA and applicable guidance or regulations issued by the Secretary of Treasury on or prior to January 16, 2009 and (ii) each Senior Executive Officer, as defined in the amended Letter Agreement, executed a written waiver releasing Treasury and the Corporation from any claims that such officers may otherwise have as a result of the Corporation’s amendment of such arrangements and agreements to be in compliance with Section 111(b). Until such time as Treasury ceases to own any debt or equity securities of the Corporation acquired pursuant to the amended Letter Agreement, the Corporation must remain in compliance with these requirements.

American Recovery and Reinvestment Act of 2009

On February 17, 2009, the Congress enacted the American Recovery and Reinvestment Act of 2009 (“ARRA”).  The ARRA includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, health care, and infrastructure, including the energy sector.

The ARRA includes provisions relating to compensation paid by institutions that receive government assistance under TARP, including institutions that had already received such assistance, effectively amending the existing compensation and corporate governance requirements of Section 111(b) of the EESA. The provisions include restrictions on the amounts and forms of compensation payable, provisions for possible reimbursement of previously paid compensation and a requirement that compensation be submitted to a non-binding “say on pay” shareholder vote.

Later in 2009, the U.S Treasury issued regulations implementing the compensation requirements under ARRA, which amended the requirements of EESA. The regulations made effective the compensation provisions of ARRA and include rules requiring: (i) review of prior compensation by a Special Master; (ii) restrictions on paying or accruing bonuses, retention awards or incentive compensation for certain employees; (iii) regular review of all employee compensation arrangements by the company’s senior risk officer and compensation committee to ensure that the arrangements do not encourage unnecessary and excessive risk-taking or manipulation of the reporting of earnings; (iv) recoupment of bonus payments based on materially inaccurate information; (v) the prohibition of severance or change in control payments for certain employees; (vi) the adoption of policies and procedures to avoid excessive luxury expenses; and (vii) the mandatory “say on pay” vote by shareholders (which was effective beginning in February 2009). In addition, the regulations also introduced several additional requirements and restrictions, including: (i) Special Master review of ongoing compensation in certain situations; (ii) prohibition on tax gross-ups for certain employees; (iii) disclosure of perquisites; and (iv) disclosure regarding compensation consultants.

USA PATRIOT Act and Other Anti-Money Laundering Requirements.

As a regulated depository institution, FirstBank is subject to the Bank Secrecy Act, which imposes a variety of reporting and other requirements, including the requirement to file suspicious activity and currency transaction reports that are designed to assist in the detection and prevention of money laundering and other criminal activities. In addition, under Title III of the USA PATRIOT Act of 2001, also known as the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, all financial institutions are required to, among other things, identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions. Presently, only certain types of financial institutions (including banks, savings associations and money services businesses) are subject to final rules implementing the anti-money laundering program requirements of the USA PATRIOT Act.

Regulations implementing the Bank Secrecy Act and the USA PATRIOT Act are published and primarily enforced by the Financial Crimes Enforcement Network, a bureau of the Treasury.  Failure of a financial institution to comply with the Bank Secrecy Act’s or USA PATRIOT Act’s requirements could have serious legal and reputational consequences for the institution, including the possibility of regulatory enforcement or other legal action, including significant civil money penalties, against the Corporation or the Bank. The Corporation also is required  to comply with federal economic and trade sanctions requirements enforced by the Office of Foreign Assets Control (“OFAC”), a bureau of the Treasury.  The Corporation has adopted appropriate policies, procedures and controls to address compliance with the Bank Secrecy Act, USA PATRIOT Act and economic/trade sanctions requirements, and to implement banking agency, Treasury and OFAC regulations.

Community Reinvestment

The CRA encourages banks to help meet the credit needs of the local communities in which the bank offer it services, including low- and moderate-income individual and geographies, consistent with safe and sound operation of the bank.

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

Failure to adequately serve the communities could result in the denial by the regulators to merge, consolidate or acquire new assets, as well as expand or relocate branches.

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

There are periodic examinations by the OCIF, the CFPB and the FDIC of FirstBank to test the Bank’s compliance with various statutory and regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage.  The regulation and supervision by the FDIC are intended primarily for the protection of the FDIC’s insurance fund and depositors. The regulatory structure also gives the regulatory authorities discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and for engaging in unsafe or unsound practices. In addition, certain bank actions are required by statute and implementing regulations. Other actions or failure to act may provide the basis for enforcement action, including the filing of misleading or untimely reports with regulatory authorities.

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

 (6) refraining from lending to delinquent or classified borrowers already obligated to FirstBank on any extensions of credit so long as such credit remains uncollected, except where FirstBank’s failure to extend further credit to a particular borrower would be detrimental to the best interests of FirstBank, and any such additional credit is approved by FirstBank’s Board of Directors; (7) refraining from accepting, increasing, renewing, or rolling over brokered CDs without the prior written approval of the FDIC; (8) establishment of a comprehensive policy and methodology for determining the allowance for loan and lease losses and the review and revision of FirstBank’s loan policies, including the non-accrual policy; and (9) adoption and implementation of adequate and effective programs of independent loan review, appraisal compliance, and an effective policy for managing FirstBank’s sensitivity to interest rate risk. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the FDIC Order. Although all of FirstBank’s regulatory capital ratios exceeded the minimum capital ratios for “well-capitalized” levels, as well as the minimum capital ratios required by the FDIC Order, as of December 31, 2014, FirstBank cannot be treated as a “well-capitalized” institution under regulatory guidance while operating under the FDIC Order.

Effective June 3, 2010, the Corporation entered into the Written Agreement with the New York FED. The Written Agreement provides, among other things, that the holding company must serve as a source of strength to FirstBank, and that, except with the consent generally of the New York FED and the Federal Reserve Board, (1) the holding company may not pay dividends to stockholders or receive dividends from FirstBank, (2) the holding company and its nonbank subsidiaries may not make payments on trust-preferred securities or subordinated debt, and (3) the holding company cannot incur, increase, or guarantee debt or repurchase any capital securities. The Written Agreement also requires that the holding company submit a capital plan that reflects sufficient capital at the Corporation on a consolidated basis, which must be acceptable to the New York FED, and follow certain guidelines with respect to the appointment or change in responsibilities of senior officers. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Written Agreement.

The Corporation submitted its Capital Plan setting forth how it plans to improve capital positions to comply with the FDIC Order and the Written Agreement over time. In addition to the Capital Plan, the Corporation submitted to its regulators a liquidity and brokered CD plan, including a contingency funding plan, a non-performing asset reduction plan, a budget and profit plan, a strategic plan, and a plan for the reduction of classified and special mention assets. As of December 31, 2014, the Corporation had completed all of the items included in the Capital Plan and is continuing to work on reducing non-performing loans. Further, the Corporation has reviewed and enhanced the Corporation’s loan review program, various credit policies, the Corporation’s treasury and investment policy, the Corporation’s asset classification and allowance for loan and lease losses and non-accrual policies, the Corporation’s charge-off policy, and the Corporation’s appraisal program. The Regulatory Agreements also require the submission to the regulators of quarterly progress reports.

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

In  2009, the Federal Reserve published the “Applying Supervisory Guidance and Regulations on the Payment of Dividends, Stock Redemptions, and Stock Repurchases at Bank Holding Companies” (the “Supervisory Letter”), which discussed the ability of bank holding companies to declare dividends and to repurchase equity securities.  The Supervisory Letter is generally consistent with prior Federal Reserve supervisory policies and guidance, although it places greater emphasis on discussions with the regulators prior to dividend declarations and redemption or repurchase decisions even when not explicitly required by the regulations.  The Federal Reserve provides that the principles discussed in the letter are applicable to all bank holding companies, but are especially relevant for bank holding companies that are either experiencing financial difficulties and/or receiving public funds under the Treasury’s TARP Capital Purchase Program. To that end, the Supervisory Letter specifically addresses the Federal Reserve’s supervisory considerations for TARP participants.

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

   We suspended dividend payments on our common and preferred dividends commencing with the preferred dividend payments for the month of August 2009. Furthermore, so long as any shares of preferred stock remain outstanding and until we obtain the Federal Reserve’s approval, we cannot declare, set apart or pay any dividends on shares of our common stock unless any accrued and unpaid dividends on our preferred stock for the twelve monthly dividend periods ending on the immediately preceding dividend payment date have been paid or are paid contemporaneously and the full monthly dividend on our preferred stock for the then current month has been or is contemporaneously declared and paid or declared and set apart for payment.

Limitations on Transactions with Affiliates and Insiders

Certain transactions between financial institutions such as FirstBank and its affiliates are governed by Sections 23A and 23B of the Federal Reserve Act and by Federal Reserve Regulation W. An affiliate of a financial institution in general is any corporation or entity that controls, is controlled by, or is under common control with the financial institution.

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

In addition, Sections 22(h) and (g) of the Federal Reserve Act, implemented through Regulation O, place restrictions on loans to executive officers, directors, and principal stockholders. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer, a greater than 10% stockholder of a financial institution, and certain related interests of these persons, may not exceed, together with all other outstanding loans to such persons and affiliated interests, the financial institution’s loans to one borrower limit, generally equal to 15% of the institution’s unimpaired capital and surplus. Section 22(h) of the Federal Reserve Act also requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) of the Federal Reserve Act places additional restrictions on loans to executive officers.

Federal Reserve Board Capital Requirements

The Federal Reserve Board has adopted risk-based and leverage capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act.  The Federal Reserve Board’s historical risk-based capital guidelines have been based upon the 1988 capital accord (“Basel I”) of the Basel Committee.  These historical requirements, however, which included a legacy simplified risk-weighting system for the calculations of risk-based assets, as well as lower leverage capital requirements, have been superseded by new risk-based and leverage capital requirements that go into effect, on a multi-year transitional basis, on January 1, 2015.

As discussed above, in July 2013, U.S. banking regulators approved a revised regulatory capital framework for U.S. banking organizations (the “Basel III rules”) that is based on international regulatory capital requirements adopted by the Basel Committee on Banking Supervision over the past several years.

    The Basel III rules introduce new minimum capital ratios and capital conservation buffer requirements, change the composition of regulatory capital, require a number of new adjustments to and deductions from regulatory capital, and introduce a new “Standardized Approach” for the calculation of risk-weighted assets that will replace the risk-weighting requirements under the current U.S. regulatory capital rules.  The new minimum regulatory capital requirements and the Standardized Approach for the calculation of risk-weighted assets will become effective for the Corporation on January 1, 2015. The capital conservation buffer requirements, and the regulatory capital adjustments and deductions under the Basel III rules will be phased-in over several years ending on December 31, 2018.

The Federal Reserve Board’s current risk-based capital guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier I or core capital and up to one-half of that amount consisting of Tier II or supplementary capital.

Tier I capital for bank holding companies generally consists of the sum of common stockholders’ equity and perpetual preferred stock, subject in the case of the latter to limitations on the kind and amount of such perpetual preferred stock that may be included as Tier I capital, less goodwill and, with certain exceptions, other intangibles. Tier II capital generally consists of hybrid capital instruments, perpetual preferred stock that is not eligible to be included as Tier I capital, term subordinated debt and intermediate-term preferred stock and, subject to limitations, allowances for loan losses.  Legacy Federal Reserve Board leverage capital guidelines mandated a minimum leverage ratio of Tier 1 capital to adjusted quarterly average total assets less certain amounts (“leverage amounts”) equal to 3% for bank holding companies meeting certain criteria (including those having the highest regulatory rating), with all other banking organizations being required to maintain a leverage ratio of at least 3% plus an additional cushion of at least 100 basis points and in some cases more.

The Federal Reserve Board’s regulatory capital guidelines also provide that bank holding companies experiencing internal growth or making acquisitions are expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a “tangible Tier 1 leverage ratio” (i.e., Tier 1 after deducting all intangibles) in evaluating proposals for expansion or new activities.

The Federal Reserve Board’s Basel III rules introduce a new and separate ratio of Common Equity Tier 1 capital (“CET1”) to risk-weighted assets. CET1, a narrower subcomponent of total Tier 1 capital, generally consists of common stock and related surplus, retained earnings, accumulated other comprehensive income (“AOCI”), and qualifying minority interests. Certain banking organizations, however, including the Corporation and FirstBank, will be allowed to make a one-time permanent election in early 2015 to continue to exclude AOCI items.  The Corporation and FirstBank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the securities portfolio. In addition, the Basel III rules also will require the Corporation to maintain an additional CET1 capital conservation buffer of 2.5%.  Under the rules, the Corporation will be required to maintain: (i) a minimum CET1 to risk-weighted assets ratio of at least 4.5%, plus the 2.5% “capital conservation buffer,” resulting in a required minimum CET1 ratio of at least 7% upon full implementation, (ii) a minimum ratio of total Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum Tier 1 capital ratio of 8.5% upon full implementation, (iii) a minimum ratio of total Tier 1 plus Tier 2 capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum total capital ratio of 10.5% upon full implementation, and (iv) a required minimum leverage ratio of 4% (as contrasted to the legacy 3% requirement), calculated as the ratio of Tier 1 capital to average on-balance sheet (non-risk adjusted) assets.  The new basic minimum risk-based and leverage capital requirements will be effective for the Corporation on January 1, 2015.  The phase-in of the capital conservation buffer will begin on January 1, 2016 with a first year requirement of 0.625% of additional CET1, which will be progressively increased over a four-year period, increasing by that same percentage amount on each subsequent January 1 until it reaches the fully-phased in 2.5% CET1 requirement on January 1, 2019.

    In addition, the Basel III rules require a number of new deductions from and adjustments to CET1, including deductions from CET1 for mortgage servicing rights, and deferred tax assets dependent upon future taxable income; these adjustments generally will be phased in over a four-year period beginning on January 1, 2015.  In the case of mortgage servicing assets and deferred tax assets attributable to temporary differences, among others, these items would be required to be deducted to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

In addition, the Federal Reserve Board’s Basel III rules require that certain non-qualifying capital instruments, including cumulative preferred stock and Trust Preferred Securities (“TRuPs”), be excluded from Tier 1 capital.  In general, banking organizations such as the Corporation and the Bank, that are not advanced approaches banks, must begin to phase out TRuPs from Tier 1 capital by January 1, 2015.

The Corporation will be allowed to include 25% of the $225 million outstanding qualifying TRuPs as Tier 1 capital in 2015 and the TRuPs must be fully phased out from Tier 1 capital by January 1, 2016.  However, the Corporation’s TRuPs may continue to be included in Tier 2 capital until the instruments are redeemed or mature.

Under the legacy Federal Reserve Board risk based capital requirements, a bank holding company’s assets are adjusted to take into account different risk characteristics, with the categories generally ranging from 0% (requiring no additional capital) for assets such as cash to 100% for assets such as commercial mortgage loans, commercial and industrial loans and consumer loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics. The Basel III rules supersede this framework and establish a “standardized approach” for risk-weightings that expands the risk-weighting categories from the four major risk-weighting categories under the current regulatory capital rules (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets.  In a number of cases, the Standardized Approach will result in higher risk weights for a variety of asset categories. Specific changes to the risk-weightings of assets under the current regulatory capital rules include, among other things: (i) applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans, (ii) assigning a 150% risk weight to exposures that are 90 days past due (other than qualifying residential mortgage exposures, which remain at an assigned risk-weighting of 100%),  and (iii) establishing a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, in contrast to the 0% risk-weighting under the prior rules.

The Corporation’s estimated pro-forma CET1 ratio, Tier 1 capital ratio, total capital ratio, and leverage ratio under the Basel III rules, giving effect as of December 31, 2014 to all the provisions that will be phased-in between January 1, 2015 and January 2019, was 15.1%, 15.5%, 19.2%, and 11.7%, respectively.  These ratios would exceed the fully phased-in minimum capital ratios under Basel III.

FDIC Capital Requirements

The FDIC historically promulgated regulations and a statement of policy regarding the capital adequacy of state-chartered non-member banks like FirstBank.  These regulations and statement of policy were based upon the Basel I regulatory capital requirements adopted by the Basel Committee. These requirements have been substantially similar to those adopted by the Federal Reserve Board regarding bank holding companies, as described above.  As is the case with the Federal Reserve Board’s requirements, the FDIC’s historical requirements, which included the same legacy simplified risk-weighting system for the calculation of risk-based assets, as well as lower leverage capital requirements, have been superseded by new risk-based and leverage capital requirements that go into effect, on a multi-year transitional basis, on January 1, 2015.

    The FDIC’s Basel III rules that apply to the Bank are substantively the same as the Federal Reserve Board rules that apply to the Corporation, as discussed above in “Regulation and Supervision -- Regulatory Capital” and “Regulation and Supervision – Federal Reserve Board Capital Requirements.”  Under the FDIC rules, the Bank will be required to maintain; (i) a minimum CET1 to risk-weighted assets ratio of at least 4.5%, plus the 2.5% “capital conservation buffer,” resulting in a required minimum CET1 ratio of at least 7% upon full implementation, (ii) a minimum ratio of total Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum Tier 1 capital ratio of 8.5% upon full implementation, (iii) a minimum ratio of total Tier 1 plus Tier 2 capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum total capital ratio of 10.5% upon full implementation, and (iv) a required minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average on-balance sheet (non-risk adjusted) assets.  The new basic minimum risk-based and leverage capital requirements were effective for the Bank on January 1, 2015.  The phase-in of the capital conservation buffer will begin on January 1, 2016 with a first year requirement of 0.625% of additional CET1, which will be progressively increased over a four-year period, increasing by that same percentage amount on each subsequent January 1 until it reaches the fully-phased in 2.5% CET1 requirement on January 1, 2019.

The FDIC’s Basel III rules similarly require the same deductions from and adjustments to CET1 as are required under the Federal Reserve Board rules, including deductions from CET1 for mortgage servicing rights, and deferred tax assets dependent upon future taxable income.  In the case of mortgage servicing assets and deferred tax assets, among others, these items would be required to be deducted to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.  Under current regulatory capital requirements, the effect of AOCI is excluded for the purposes of calculating the required regulatory capital ratios. By comparison, under the Basel III rules, the effects of certain AOCI items are not excluded.  The Bank, however, will be allowed to make a one-time permanent election in early 2015 to continue to exclude AOCI items, and expects to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the securities portfolio.

Prompt Corrective Action.  The PCA provisions of the FDIA require the federal bank regulatory agencies to take prompt corrective action against any undercapitalized insured depository institution.  The FDIA establishes five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Well-capitalized insured depository institutions (“institutions”) significantly exceed the required minimum level for each relevant capital measure.  Adequately capitalized institutions include institutions that meet but do not significantly exceed the required minimum level for each relevant capital measure. Undercapitalized institutions consist of those that fail to meet the required minimum level for one or more relevant capital measures. Significantly undercapitalized institutions are those with capital levels significantly below the minimum requirements for any relevant capital measure. Critically undercapitalized institutions have minimal capital and are at serious risk for government seizure.

Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category.  An institution is generally prohibited from making capital distributions (including paying dividends), or paying management fees to a holding company if the institution would thereafter be undercapitalized.  Institutions that are adequately capitalized but not well-capitalized cannot accept, renew or roll over brokered CDs except with a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on such deposits.  Undercapitalized institutions may not accept, renew or roll over brokered CDs.

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

•            prohibiting the institution from accepting deposits from correspondent banks; and

•            in the most severe cases, appointing a conservator or receiver for the institution

An institution that is undercapitalized is required to submit a capital restoration plan, and such a plan will not be accepted unless, among other things, the institution’s holding company guarantees the plan up to a certain specified amount.  Any such guarantee from an institution’s holding company is entitled to a priority of payment in bankruptcy.

The banking agencies’ Basel III rules, discussed above, revise the PCA requirements by (i) introducing a separate CET1 ratio requirement for each PCA capital category (other than critically undercapitalized) with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each PCA capital category with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that allows a bank with a composite supervisory rating of 1 to have a 3% leverage ratio and still be adequately capitalized and maintaining the minimum leverage ratio for well-capitalized status at 5%. The Basel III rules do not change the total risk-based capital requirement (10% for well-capitalized status) for any PCA capital category.  The new PCA requirements became effective on January 1, 2015.

Although o Although our regulatory capital ratios exceeded the required established minimum capital ratios for a “well-capitalized” institution as of December 31, 2014, as well as the capital requirements in the FDIC Order, because of the FDIC Order, FirstBank cannot be regarded as “well-capitalized” as of December 31, 2014. A bank’s capital category, as determined by applying the prompt corrective action provisions of the law, may not constitute an accurate representation of the overall financial condition or prospects of a bank, such as the Bank, and should be considered in conjunction with other available information regarding the financial condition and results of operations of the bank.

     Set forth below are the Corporation's and Firstbank's capital ratios as of December 31, 2014 based on Federal Reserve and FDIC guidelines, respectively, and the capital ratios required to be attained and maintained under the FDIC Order:

		Banking Subsidiary
	First BanCorp.	FirstBank	Well-Capitalized Minimum	Consent Order Minimum

As of December 31, 2014
Total capital (Total capital to
risk-weighted assets)	19.70%	19.37%	10.00%	12.00%
Tier 1 capital ratio (Tier 1 capital
to risk-weighted assets)	18.44%	18.10%	6.00%	10.00%
Leverage ratio (1)	13.27%	13.04%	5.00%	8.00%
_______________
(1) Tier 1 capital to average assets.

   Deposit Insurance

The increase in deposit insurance coverage to up to $250,000 per customer, the FDIC’s expanded authority to increase insurance premiums, as well as the increase in the number of bank failures after the 2008 financial crisis have resulted in an increase in deposit insurance assessments for all banks, including FirstBank. The Dodd-Frank Act changes the requirements for the Deposit Insurance Fund by requiring that the designated reserve ratio for the Deposit Insurance Fund for any year may not be less than 1.35 percent of estimated insured deposits or the comparable percentage of the new deposit assessment base.  In addition, the FDIC must take steps as necessary for the reserve ratio to reach 1.35 percent of estimated insured deposits by September 30, 2020.  If the reserve ratio exceeds 1.5 percent, the FDIC must dividend to Deposit Insurance Fund members the amount above the amount necessary to maintain the Deposit Insurance Fund at 1.5 percent, but the FDIC Board of Directors may, in its sole discretion, suspend or limit the declaration of payment of dividends.  The FDIC has adopted a Deposit Reserve Fund restoration plan that projects that the designated reserve ratio will reach 1.35 percent by the 2020 deadline.

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

If the FDIC is appointed conservator or receiver of a bank upon the bank’s insolvency or the occurrence of other events, the FDIC may sell some, part or all of a bank’s assets and liabilities to another bank or repudiate or disaffirm certain types of contracts to which the bank was a party if the FDIC believes such contract is burdensome and its disaffirmance will aid in the administration of the receivership.  In resolving the estate of a failed bank, the FDIC as receiver will first satisfy its own administrative expenses, and the claims of holders of U.S. deposit liabilities also have priority over those of other general unsecured creditors.

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

Federal Home Loan Bank System

FirstBank is a member of the Federal Home Loan Bank (“FHLB”) system. The FHLB system consists of twelve regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Agency. The Federal Home Loan Banks serve as reserve or credit facilities for member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system, and they make loans (advances) to members in accordance with policies and procedures established by the FHLB system and the board of directors of each regional FHLB.

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

Ownership and Control

Because of FirstBank’s status as an FDIC-insured bank, as defined in the Bank Holding Company Act, the Corporation, as the owner of FirstBank’s common stock, is subject to certain restrictions and disclosure obligations under various federal laws, including the Bank Holding Company Act and the Change in Bank Control Act (the “CBCA”). Regulations pursuant to the Bank Holding Company Act generally require prior Federal Reserve Board approval for an acquisition of control of an insured institution (as defined in the Act) or holding company thereof by any person (or persons acting in concert). Control is deemed to exist if, among other things, a person (or persons acting in concert) acquires 25% or more of any class of voting stock of an insured institution or holding company thereof. Under the CBCA, control is presumed to exist subject to rebuttal if a person (or persons acting in concert) acquires 10% or more of any class of voting stock and either (i) the corporation has registered securities under Section 12 of the Exchange Act, or (ii) no person will own, control or hold the power to vote a greater percentage of that class of voting securities immediately after the transaction. The concept of acting in concert is very broad and also is subject to certain rebuttable presumptions, including among others, that relatives, business partners, management officials, affiliates and others are presumed to be acting in concert with each other and their businesses. The regulations of the FDIC implementing the CBCA are generally similar to those described above.

The Puerto Rico Banking Law requires the approval of the OCIF for changes in control of a Puerto Rico bank. See “Puerto Rico Banking Law.”

Standards for Safety and Soundness

The FDIA requires the FDIC and the other federal bank regulatory agencies to prescribe standards of safety and soundness, by regulations or guidelines, relating generally to operations and management, asset growth, asset quality, earnings, stock valuation, and compensation. The implementing regulations and guidelines of the FDIC and the other federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the regulations and guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The regulations and guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder.

Brokered Deposits

FDIC regulations adopted under the FDIA govern the receipt of brokered deposits by banks. Well-capitalized institutions are not subject to limitations on brokered deposits, while adequately-capitalized institutions are able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the interest paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. The FDIC Order requires FirstBank to obtain FDIC approval prior to issuing, increasing, renewing or rolling over brokered CDs and required it to develop a plan to reduce its reliance on brokered CDs. The FDIC has issued temporary approvals permitting FirstBank to renew and/or roll over certain amounts of brokered CDs maturing through March 31, 2015.  FirstBank will continue to request approvals for future periods in a manner consistent with the plan it submitted pursuant to the FDIC Order to reduce its reliance on brokered CDs, although there is no assurance that such approvals will be granted.

Puerto Rico Banking Law

As a commercial bank organized under the laws of the Commonwealth of Puerto Rico, FirstBank is subject to supervision, examination and regulation by the Commonwealth of Puerto Rico Commissioner of Financial Institutions (“Commissioner”) pursuant to the Puerto Rico Banking Law of 1933, as amended (the “Banking Law”).

The Banking Law contains various provisions relating to FirstBank and its affairs, including its incorporation and organization, the rights and responsibilities of its directors, officers and stockholders and its corporate powers, lending limitations, capital requirements, and investment requirements. In addition, the Commissioner is given extensive rule-making power and administrative discretion under the Banking Law.

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

Section 17 of the Banking Law permits Puerto Rico commercial banks to make loans to any one person, firm, partnership or corporation in an aggregate amount of up to fifteen percent (15%) of the sum of: (i) the bank’s paid-in capital; (ii) the bank’s reserve fund; (iii) 50% of the bank’s retained earnings, subject to certain limitations; and (iv) any other components that the Commissioner may determine from time to time. If such loans are secured by collateral worth at least twenty five percent (25%) more than the amount of the loan, the aggregate maximum amount may reach one third (33.33%) of the sum of the bank’s paid-in capital, reserve fund, 50% of retained earnings, subject to certain limitations, and such other components that the Commissioner may determine from time to time. There are no restrictions under the Banking Law on the amount of loans that may be wholly secured by bonds, securities and other evidences of indebtedness of the Government of the United States, or of the Commonwealth of Puerto Rico, or by bonds, not in default, of municipalities or instrumentalities of the Commonwealth of Puerto Rico.

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

The Banking Law provides that no officer, director, agent nor employee of a Puerto Rico commercial bank may serve as an officer, director, agent or employee of another Puerto Rico commercial bank, financial corporation, savings and loan association, trust corporation, corporation engaged in granting mortgage loans or any other institution engaged in the money lending business in Puerto Rico. This prohibition is not applicable to any such position with an affiliate of a Puerto Rico commercial bank.

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

International Banking Act of Puerto Rico (“IBE Act 52”)

The business and operations of FirstBank International Branch (“FirstBank IBE” or the “IBE division of FirstBank”) and FirstBank Overseas Corporation (the IBE subsidiary of FirstBank) are subject to supervision and regulation by the Commissioner. Under the IBE Act 52, certain sales, encumbrances, assignments, mergers, exchanges or transfers of shares, interests or participation(s) in the capital of an international banking entity (an “IBE”) may not be initiated without the prior approval of the Commissioner. The IBE Act 52 and the regulations issued thereunder by the Commissioner (the “IBE Regulations”) limit the business activities that may be carried out by an IBE. Such activities are limited in part to persons and assets located outside of Puerto Rico.

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

The IBE Act 52 empowers the Commissioner to revoke or suspend, after notice and hearing, a license issued thereunder if, among other things, the IBE fails to comply with the IBE Act 52, the IBE Regulations or the terms of its license, or if the Commissioner finds that the business or affairs of the IBE are conducted in a manner that is not consistent with the public interest.

In 2012, the Puerto Rico Government approved Act Number 273 (“Act 273”).  Act 273 replaces, prospectively, IBE Act 52 with the objective of improving the conditions for conducting international financial transactions in Puerto Rico.  An IBE existing on the date of approval of Act 273, such as FirstBank IBE and FirstBank Overseas Corporation, can continue operating under IBE Act 52, or, it can voluntarily convert to an International Financial Entity (“IFE”) under Act 273 so it may broaden its scope of Eligible IFE Activities, as defined below, and obtain a grant of tax exemption under Act 273.

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

As of the date of the issuance of this Annual Report on Form 10-K, FirstBank IBE and FirstBank Overseas Corporation are operating under IBE Act 52.

Puerto Rico Income Taxes

Under the Puerto Rico Internal Revenue Code of 2011, as amended (the “2011 PR Code”), the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file a consolidated tax return and, thus, the Corporation is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a Net Operating Loss (“NOL”), a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable NOL carryforward period.  In the case of losses incurred during tax years that commenced after December 31, 2004 and ended before January 1, 2013, the carryforward period was extended to 12 years.  The carryover period for an NOL incurred during taxable years commencing after December 31, 2012 is 10 years. The 2011 PR Code provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations.

Under the 2011 PR Code, as amended, First BanCorp. is subject to a maximum statutory tax rate of 39%. The 2011 PR Code also includes an alternative minimum tax of 30% that applies if the Corporation’s regular income tax liability is less than the alternative minimum tax requirements. Prior to the approval of Act No. 40 (“Act 40”), which amended the 2011 PR Code as explained below, First Bancorp.’s maximum statutory tax rate was 30% for the year ended December 31, 2012.

The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through the IBE of the Bank and through the Bank’s subsidiary, FirstBank Overseas Corporation, whose interest income and gain on sales are exempt from Puerto Rico and U.S. income taxation. The IBE and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico on the specific activities identified in the IBE Act. An IBE that operates as a unit of a bank pays income taxes at normal rates to the extent that an IBE’s net income exceeds 20% of the bank’s total net taxable income.

In 2013, the Puerto Rico Government approved Act No. 40, (“Act 40”), known as the “Tax Burden Adjustment and Redistribution Act,” which amended the 2011 PR Code. One of the main provisions of Act 40 that impacted financial institutions was the national gross receipts tax. The national gross receipts tax for financial institutions is computed on the basis of 1% of gross income, net of allowable exclusions. Subject to certain limitations, a financial institution is able to claim a credit of 0.5% of its gross income against its regular income tax of the alternative minimum tax (“AMT”). The Corporation’s national gross receipts tax expense for the year ended December 31, 2014 amounted to $5.7 million compared to $5.9 million recorded for 2013. This expense included as part of “Taxes, other than income taxes” in the consolidated statement of income (loss). In 2014, the Corporation recorded a $2.9 million benefit related to this credit as a reduction to the provision for income taxes compared to a benefit of $3.0 million recorded in 2013. On December 22, 2014, the Governor of Puerto Rico signed Act No. 238, which amended the 2011 PR Code. Act No. 238 clarifies that the national gross receipts tax will not be applicable to taxable years starting after December 31, 2014.

Proposed Tax Reform

On February 11, 2015 the Governor of Puerto Rico introduced a tax reform through House Bill 2329 (“the Bill”) to be known upon enactment as the Puerto Rico Internal Revenue Code of 2015 (“2015 Code”). The proposed tax regime intends to simplify the Puerto Rico taxation for individuals and corporations, as well as provide a relief in the income tax arena by reducing both corporate and individual tax rates. To compensate for the reduction in income taxes, the Bill replaces the current Sales and Use Tax (“SUT”) with a Value Added Tax (“VAT”), increasing the tax rate on consumption from 7% to 16%. Moreover, the VAT would have a broader basis, as most of the products and services are expected to be taxable.

The Bill is proposing few changes to the taxation of corporations, including, among others, the following:

•        A flat corporate tax rate of 30%, instead of the gradual income tax rate of 39%.

•        Surtax and recapture are expected to be eliminated.

•        For taxable years commenced after December 31, 2014, taxpayers would have to depreciate assets using only the straight line method. Moreover, those assets placed in service in prior periods would have to be depreciated using the straight line method for their remaining useful life based on their tax basis as of such year.

•        For AMT, the tax would be the higher of:

o   25% of the alternative minimum taxable income (“AMTI”) or

o   1.5% of purchases or transfers of inventory from related persons or Home Office (certain items would continue to be subject to a reduced rate). No waiver would be available to further reduce the rate on this component.

•      All expenses for services rendered or allocated from related persons or Home Office not subject to income tax in Puerto Rico will not be deductible in the determination of the AMTI.

•      Net capital gains would no longer be subject to a reduced rate since the Bill is proposing a 30% rate.

•      Dividend distributions to individuals, estates and trusts would be subject to a 30% tax.

•      Dividend distributions to foreign entities would remain subject to a 10% withholding tax at source.

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

Insurance Operations Regulation

FirstBank Insurance Agency is registered as an insurance agency with the Insurance Commissioner of Puerto Rico and is subject to regulations issued by the Insurance Commissioner relating to, among other things, the licensing of employees and sales, solicitation and advertising practices, and by the Federal Reserve as to certain consumer protection provisions mandated by the GLB Act and its implementing regulations.

Mortgage Banking Operations

In addition to FDIC and CFPB regulation, FirstBank is subject to the rules and regulations of the FHA, VA, FNMA, FHLMC, GNMA, and the U.S Department of Housing and Urban Development (“HUD”) with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines that include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and with respect to VA loans, fix maximum interest rates. Moreover, lenders such as FirstBank are required annually to submit audited financial statements to FHA, VA, FNMA, FHLMC, GNMA and HUD and each regulatory entity has its own financial requirements. FirstBank’s affairs are also subject to supervision and examination by FHA, VA, FNMA, FHLMC, GNMA and HUD at all times to assure compliance with applicable regulations, policies and procedures. Mortgage origination activities are subject to, among other requirements, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder that, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. FirstBank is licensed by the Commissioner under the Puerto Rico Mortgage Banking Law, and, as such, is subject to regulation by the Commissioner, with respect to, among other things, licensing requirements and the establishment of maximum origination fees on certain types of mortgage loan products.

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

As a financial holding company, we are permitted to engage in a broader spectrum of “financial” activities than those permitted to bank holding companies that are not financial holding companies.At this time, as a result of, among other things, the Regulatory Agreements, under the BHC Act, we currently are not able to engage in new financial activities, and we may not be able to acquire shares or control of other companies. In addition, we are subject to restrictions because of the Regulatory Agreements that our subsidiary FirstBank entered into with the FDIC and we entered into with the Federal Reserve, as further described above.

   On June 4, 2010, we announced that FirstBank agreed to the FDIC Order issued by the FDIC and OCIF, and we entered into the Written Agreement with the Federal Reserve. These Regulatory Agreements stemmed from the FDIC’s examination as of the period ended June 30, 2009 conducted during the second half of 2009. Although our regulatory capital ratios exceeded the required established minimum capital ratios for a “well-capitalized” institution as of December 31, 2014 and complied with the capital ratios required by the FDIC Order, FirstBank cannot be regarded as “well-capitalized” as of December 31, 2014 because of the FDIC Order.

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

Our level of non-performing loans increased $28.2 million to $578.5 million, or 5% during 2014, which represents approximately 6% of our $9.3 billion loan portfolio. Total non-performing assets decreased $8.6 million to $716.8 million, or 1% during 2014. If we are unable to effectively maintain the quality of our loan portfolio, our financial condition and results of operations may be materially and adversely affected.

Certain funding sources may not be available to us and our funding sources may prove insufficient and/or costly to replace.

FirstBank relies primarily on customer deposits, the issuance of brokered CDs, and advances from the Federal Home Loan Bank to maintain its lending activities and to replace certain maturing liabilities. As of December 31, 2014, we had $3.2 billion in brokered deposits (including CDs and money market accounts) outstanding, representing approximately 34% of our total deposits, and a reduction of $254.1 million from December 31, 2013. Approximately $1.8 billion in brokered CDs mature over the next twelve months, and the average term to maturity of the retail brokered CDs outstanding as of December 31, 2014 was approximately 1.0 years. None of these CDs are callable at the Corporation’s option.

   Although FirstBank has historically been able to replace maturing deposits and advances, we may not be able to replace these funds in the future if our financial condition or general market conditions were to change or the FDIC did not approve our request to issue brokered deposits, as required by the FDIC Order. The FDIC Order requires FirstBank to obtain FDIC approval prior to issuing, increasing, renewing or rolling over brokered deposits and to maintain the plan to reduce its reliance on brokered deposits. Although the FDIC has issued temporary approvals permitting FirstBank to renew and/or roll over certain amounts of brokered CDs maturing in the past and we have received approval from the FDIC to issue brokered deposits through March 31, 2015, the FDIC may not continue to issue such approvals, even if the requests are consistent with our plans to reduce reliance on brokered deposits, and, even if issued, such approvals may not be for amounts of brokered deposits sufficient for FirstBank to meet its funding needs. The use of brokered deposits has been particularly important for the funding of our operations. If we are unable to issue brokered deposits, or are unable to maintain access to our other funding sources, our results of operations and liquidity would be adversely affected.

Alternate sources of funding may carry higher costs than sources currently utilized. If we are required to rely more heavily on more expensive funding sources, profitability would be adversely affected. We may determine to seek debt financing in the future to achieve our long-term business objectives. Any future debt financing requires the prior approval of the Federal Reserve, and the Federal Reserve may not approve such financing. Additional borrowings, if sought, may not be available to us, or if available, may not be on acceptable terms. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, our credit ratings and our credit capacity. In addition, the Bank may seek to sell loans as an additional source of liquidity. If additional financing sources are unavailable or are not available on acceptable terms, our profitability and future prospects could be adversely affected.

We depend on cash dividends from FirstBank to meet our cash obligations.

As a holding company, dividends from FirstBank provided a substantial portion of our cash flow used to service the interest payments on our trust-preferred securities and other obligations. As outlined in the Written Agreement, we cannot receive any cash dividends from FirstBank without the prior written approval of the Federal Reserve. In addition, FirstBank is limited by law in its ability to make dividend payments and other distributions to us based on its earnings and capital position.  Our inability to receive approval from the Federal Reserve to receive dividends from FirstBank, or FirstBank’s failure to generate sufficient cash flow to make dividend payments to us, may adversely affect our ability to meet all projected cash needs in the ordinary course of business and may have a detrimental impact on our financial condition.

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

The Written Agreement provides that we cannot declare or pay any dividends or make any distributions of interest, principal or other sums on subordinated debentures or trust-preferred securities without prior written approval of the Federal Reserve. With respect to our $232 million of outstanding subordinated debentures, we have elected to defer the interest payments that were due in quarterly periods since March 2012. The aggregate amount of payments deferred and accrued approximates $21.9 million as of December 31, 2014.

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

The quality of our credits has continued to be under pressure as a result of continued recessionary conditions in the markets we serve that have led to, among other things, high unemployment levels, low absorption rates for new residential construction projects and further declines in property values. Our business depends on the creditworthiness of our customers and counterparties and the value of the assets securing our loans or underlying our investments. When the credit quality of the customer base materially decreases or the risk profile of a market, industry or group of customers changes materially, our business, financial condition, allowance levels, asset impairments, liquidity, capital and results of operations are adversely affected.

We have a commercial and construction loan portfolio held for investment in the amount of $4.3 billion as of December 31, 2014. Due to their nature, these loans entail a higher credit risk than consumer and residential mortgage loans, since they are larger in size, concentrate more risk in a single borrower and are generally more sensitive to economic downturns. Furthermore, given the slowdown in the real estate market, the properties securing these loans may be difficult to dispose of if they are foreclosed. As of December 31, 2014, we had $300.4 million in nonperforming commercial and construction loans held for investment. We may incur additional credit losses over the near term, either because of continued deterioration of the quality of the loans or because of sales of such loans, which would likely accelerate the recognition of losses. Any such losses would adversely impact our overall financial performance and results of operations.

Our allowance for loan and lease losses may not be adequate to cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition and results of operations.

We are subject to the risk of loss from loan defaults and foreclosures with respect to the loans we originate and purchase. We establish a provision for loan and lease losses, which leads to reductions in our income from operations, in order to maintain our allowance for inherent loan and lease losses at a level that our management deems to be appropriate based upon an assessment of the quality of the loan and lease portfolio. Management may fail to accurately estimate the level of inherent loan and lease losses or may have to increase our provision for loan and lease losses in the future as a result of new information regarding existing loans, future increases in non-performing loans, changes in economic and other conditions affecting borrowers or for other reasons beyond our control. In addition, bank regulatory agencies periodically review the adequacy of our allowance for loan and lease losses and may require an increase in the provision for loan and lease losses or the recognition of additional classified loans and loan charge-offs, based on judgments different than those of management.

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

Any such increases in our provision for loan and lease losses or any loan losses in excess of our provision for loan and lease losses would have an adverse effect on our future financial condition and results of operations. Given the difficulties facing some of our largest borrowers, these borrowers may fail to continue to repay their loans on a timely basis or we may not be able to assess accurately any risk of loss from the loans to these borrowers. Also, additional economic weakness, which has resulted in downgrades of Puerto Rico’s general obligation debt to non-investment grade, among other consequences, could require increases in reserves.

Changes in collateral values of properties located in stagnant or distressed economies may require increased reserves.

Further deterioration of the value of real estate collateral securing our construction, commercial and residential mortgage loan portfolios would result in increased credit losses.  As of December 31, 2014, approximately 2%, 18% and 32% of our loan portfolio consisted of construction, commercial mortgage and residential real estate loans, respectively.

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

Construction and commercial loans, mostly secured by commercial and residential real estate properties, entail a higher credit risk than consumer and residential mortgage loans since they are larger in size, may have less collateral coverage, concentrate more risk in a single borrower and are generally more sensitive to economic downturns. As of December 31, 2014, commercial mortgage and construction real estate loans amounted to $1.8 billion or 20% of the total loan portfolio.

We measure the impairment of a loan based on the fair value of the collateral, if collateral dependent, which is generally obtained from appraisals. Updated appraisals are obtained when we determine that loans are impaired and are updated annually thereafter. In addition, appraisals are also obtained for certain residential mortgage loans on a spot basis based on specific characteristics such as delinquency levels, age of the appraisal and loan-to-value ratios. The appraised value of the collateral may decrease or we may not be able to recover collateral at its appraised value. A significant decline in collateral valuations for collateral dependent loans may require increases in our specific provision for loan losses and an increase in the general valuation allowance. Any such increase would have an adverse effect on our future financial condition and results of operations.   During the year ended December 31, 2014, net charge-offs specifically related to values of properties collateralizing construction, commercial mortgage and residential mortgage loan portfolios totaled $5.5 million, $15.2 million and $23.3 million, respectively.

The recent acquisition of certain assets and deposits of Doral Bank through an alliance with another financial institution could magnify certain of the risks the Corporation already faces and could present new risks.

On February 27, 2015, the Corporation through an alliance with another local financial institution who was the successful lead bidder with the FDIC on the failed Doral Bank, acquired certain assets and deposits of Doral Bank. The transaction could magnify certain of the risks the Corporation already faces that are described in these “Risk Factors” and could present new risks, including the following:

•         risks associated with weak economic conditions in the economy and in the real estate market in Puerto Rico, which adversely affect real estate prices, the job market, consumer confidence and spending habits, which may affect, among other things, the continued status of the loans acquired as performing loans, charge-offs and provision expense;

•         risks associated with maintaining customer relationships, including managing any potential customer confusion caused by the alliance structure;

•         risks associated with the limited amount of diligence able to be conducted by a buyer in an FDIC-assisted transaction;

•         changes in interest rates and market liquidity which may reduce interest margins;

•         changes in market rates and prices that may adversely impact the value of financial assets and liabilities;

•         difficulties in converting or integrating Doral Bank branches or any difficulties of the alliance co-bidder in providing transition support;

•         transaction expenses; and

•         failure to realize the anticipated acquisition benefits in the amounts and within the time frames expected.

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

In general, fixed-income portfolio yields would decrease if the re-investment of pre-payment amounts is at lower rates.  Net interest income could also be affected by prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on these securities, as the amortization of premiums paid upon the acquisition of these securities would accelerate. Conversely, acceleration in the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the accretion of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by our investment in callable securities because decreases in interest rates might prompt the early redemption of such securities.

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

For the years ended December 31, 2012, 2013, and 2014, we recognized a total of $2.0 million, $0.2 million, and $0.4 million, respectively, in other-than-temporary impairments.  To the extent that any portion of the unrealized losses in our investment securities portfolio of $42.5 million as of December 31, 2014 is determined to be other-than-temporary and, in the case of debt securities, the loss is related to credit factors, we would recognize a charge to earnings in the quarter during which such determination is made and capital ratios could be adversely affected. Even if we do not determine that the unrealized losses associated with this portfolio require an impairment charge, increases in these unrealized losses adversely affect our tangible common equity ratio, which may adversely affect credit rating agency and investor sentiment towards us. Any negative perception also may adversely affect our ability to access the capital markets or might increase our cost of capital. Valuation and other-than-temporary impairment determinations will continue to be affected by external market factors including default rates, severity rates and macro-economic factors.

Downgrades in our credit ratings could further increase the cost of borrowing funds.

The Corporation’s ability to access new non-deposit sources of funding could be adversely affected by downgrades in our credit ratings. The Corporation’s liquidity is to a certain extent contingent upon its ability to obtain external sources of funding to finance its operations. The Corporation’s current credit ratings and any downgrades in such credit ratings can hinder the Corporation’s access to new forms of external funding and/or cause external funding to be more expensive, which could in turn adversely affect results of operations. Also, changes in credit ratings may further affect the fair value of unsecured derivatives that consider the Corporation’s own credit risk as part of the valuation.

Defective and repurchased loans may harm our business and financial condition.

In connection with the sale and securitization of loans, we are required to make a variety of customary representations and warranties regarding First BanCorp. on the loans sold or securitized. Our obligations with respect to these representations and warranties are generally outstanding for the life of the loan, and relate to, among other things:

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

First BanCorp. is under continuous threat of cyber-attacks especially as we continue to expand customer services via the internet and other remote service channels. Three of the most significant cyber-attack risks that we face are e-fraud, denial-of-service and computer intrusion that might result in loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals breach and extract funds from customer bank accounts. Denial-of-service disrupts services available to our customers through our on-line banking system. Computer intrusion attempts might result in the breach of sensitive customer data, such as account numbers and social security numbers, and could present significant reputational, legal and/or regulatory costs to the Corporation if successful. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of the threats from organized cybercriminals and hackers, and our plans to continue to provide electronic banking services to our customers.

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

We rely on other companies to perform key aspects of our business infrastructure.

Third parties perform key aspects of our business operations such as data processing, information security, recording and monitoring transactions, online banking interfaces and services, internet connections and network access. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, failure of a vendor to provide services for any reason or poor performance of services, or failure of a vendor to notify us of a reportable event, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial or operational difficulties of a third party vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to serve us. Replacing these third party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an inherent risk to our business operations.

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

The FDIC insures deposits at FDIC-insured depository institutions up to certain limits. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund (the “DIF”). Economic conditions since 2008 have resulted in higher bank failures. In the event of a bank failure, the FDIC takes control of a failed bank and ensures payment of deposits up to insured limits using the resources of the DIF. The FDIC is required by law to maintain adequate funding of the DIF, and the FDIC may increase premium assessments to maintain such funding.

     The Dodd-Frank Act requires the FDIC to increase the DIF’s reserves against future losses, which will require institutions with assets greater than $10 billion to bear an increased responsibility for funding the prescribed reserve to support the DIF. Since then, the FDIC addressed plans to bolster the DIF by increasing the required reserve ratio for the industry to 1.35 percent (ratio of reserves to insured deposits) by September 30, 2020, as required by the Dodd-Frank Act. The FDIC has also adopted a final rule raising its industry target ratio of reserves to insured deposits to 2 percent, 65 basis points above the statutory minimum, but the FDIC does not project that goal to be met for several years.

The FDIC’s revised rule on deposit insurance assessments implements a provision in the Dodd-Frank Act that changes the assessment base for deposit insurance premiums from one based on domestic deposits to one based on average consolidated total assets minus average Tier 1 capital. The rule changes the assessment rate schedules for insured depository institutions so that approximately the same amount of revenue would be collected under the new assessment base as would be collected under the previous rate schedule and the schedules previously proposed by the FDIC. The rule also revises the risk-based assessment system for all large insured depository institutions (generally, institutions with at least $10 billion in total assets, such as FirstBank). Under the rule, the FDIC uses a scorecard method to calculate assessment rates for all such institutions.

The FDIC may further increase FirstBank’s premiums or impose additional assessments or prepayment requirements in the future. The Dodd-Frank Act has removed the statutory cap for the reserve ratio, leaving the FDIC free to set this cap going forward.

Our businesses may be adversely affected by litigation.

From time to time, our customers, or the government on their behalf, may make claims and take legal action relating to our performance of fiduciary or contractual responsibilities. We may also face employment lawsuits or other legal claims. In any such claims or actions, demands for substantial monetary damages may be asserted against us resulting in financial liability or an adverse effect on our reputation among investors or on customer demand for our products and services. We may be unable to accurately estimate our exposure to litigation risk when we record balance sheet reserves for probable loss contingencies. As a result, any reserves we establish to cover any settlements or judgments may not be sufficient to cover our actual financial exposure, which may have a material adverse impact on our consolidated results of operations or financial condition.

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

Changes in accounting standards issued by the Financial Accounting Standards Board may adversely affect our financial statements.

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

The goodwill impairment evaluation process requires us to make estimates and assumptions with regards to the fair value of our reporting units. Actual values may differ significantly from these estimates. Such differences could result in future impairment of goodwill that would, in turn, negatively impact our results of operations and the reporting unit where the goodwill is recorded. We conducted our 2014 evaluation of goodwill during the fourth quarter of 2014.

    The Step 1 evaluation of goodwill allocated to the Florida reporting unit under both valuation approaches (market and discounted cash flow analysis) indicated that the fair value of the unit was above the carrying amount of its equity book value as of the valuation date (October 1), which meant that Step 2 was not undertaken. Goodwill with a carrying value of $28.1 million was not impaired as of December 31, 2014 or 2013, nor was any goodwill written off due to impairment during 2014, 2013, and 2012. If we are required to record a charge to earnings in our consolidated financial statements because an impairment of the goodwill or amortizable intangible assets is determined, our results of operations could be adversely affected.

Recognition of deferred tax assets is dependent upon the generation of future taxable income by the Bank.

   As of December 31, 2014, the Corporation had a deferred tax asset of $313.0 million (net of a valuation allowance of $204.6 million), including $188.4 million associated with NOLs. Under Puerto Rico law, the Corporation and its subsidiaries, including FirstBank, which incurred most of the NOLs, are treated as separate taxable entities and are not entitled to file consolidated tax returns.  To obtain the full benefit of the applicable deferred tax asset attributable to NOLs, FirstBank must have sufficient taxable income within the applicable carry forward period (7 years for taxable years beginning before January 1, 2005, 12 years for taxable years beginning after December 31, 2004 and before December 31, 2012, and 10 years for taxable years beginning after December 31, 2012). The Bank incurred all of its NOLs on or after 2009. Accounting for income taxes requires that companies assess whether a valuation allowance should be recorded against their deferred tax asset based on an assessment of the amount of the deferred tax asset that is more likely than not to be realized.

The Corporation concluded that, as of December, 31, 2014, it is more likely than not that FirstBank will generate sufficient taxable income within the applicable NOL carry-forward periods to realize a significant portion of its deferred tax assets and recorded a partial reversal of its valuation allowance in the amount of $302.9 million in the fourth quarter of 2014. As a result of the partial reversal, the Corporation’s valuation allowance decreased to $204.6 million, as of December 31, 2014, from $522.7 million as of December 31, 2013. Due to significant estimates utilized in determining the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that, in the future, the Corporation will not be able to reverse the remaining valuation allowance or that the Corporation will need to increase its current deferred tax asset valuation allowance.

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

Fluctuations in federal, state, local and foreign taxes or a change to uncertain tax positions, including related interest and penalties, may impact the Corporation’s effective tax rate. When particular tax matters arise, a number of years may elapse before such matters are audited and finally resolved. In addition, tax positions may be challenged by the IRS and the tax authorities in the jurisdictions in which we operate and we may estimate and provide for potential liabilities that may arise out of tax audits to the extent that uncertain tax positions fail to meet the recognition standard under applicable GAAP. Unfavorable resolution of any tax matter could increase the effective tax rate and could result in a material increase in our tax expense. Resolution of a tax issue may require the use of cash in the year of resolution. Tax year 2012 is currently under examination by the IRS. If any issues addressed in this examination are resolved in a manner not consistent with the Corporation’s expectations, the Corporation could be required to adjust its provision for income taxes in the period in which such resolution occurs.

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

Given that most of our business is in Puerto Rico and the United States and given the degree of interrelation between Puerto Rico’s economy and that of the United States, we are exposed to downturns in the U.S. economy, including factors such as unemployment and underemployment levels in the United States and real estate valuations. The deterioration of these conditions could adversely affect the credit performance of mortgage loans, credit default swaps and other derivatives, and result in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial banks and investment banks.

Despite improving labor markets in the U.S. in the past year, an elevated amount of underemployment and household debt, the prolonged low interest rate environment, along with a continued sluggish recovery in the consumer real estate market and certain commercial real estate market in the U.S., pose challenges for the U.S. economic performance and the financial services industry.

In particular, we may face the following risks:

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

•

Our ability to borrow from other financial institutions or to engage in sales of mortgage loans to third parties (including mortgage loan securitization transactions with government-sponsored entities and repurchase agreements) on favorable terms, or at all, could be adversely affected by disruptions in the capital markets or other events, including deteriorating investor expectations.

•	Competitive dynamics in the industry could change as a result of consolidation of financial services companies in connection with adverse changes in market conditions.

•	We may be unable to continue to comply with the Regulatory Agreements, which could result in further regulatory enforcement actions.

•	We expect to continue to face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•	There may be downward pressure on our stock price.

The deterioration of economic conditions in the U.S. and disruptions in the financial markets could adversely affect our ability to access capital and our business, financial condition and results of operations.

Continuation of the economic slowdown and decline in the real estate market in Puerto Rico could continue to harm our results of operations.

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

The Government has implemented a multi-year budget plan for reducing the deficit. Some of the measures implemented by the government include increasing corporate taxes and reforming the employee retirement systems of the Commonwealth. Since the government is an important source of employment in Puerto Rico, these measures had a temporary adverse effect on the island’s already weak economy.  The seasonally adjusted unemployment rate in Puerto Rico decreased to 13.7% in December 2014, compared to 15.45% in December 2013. The seasonally adjusted payroll non-farm employment decreased by 0.9% in December 2014, compared to December 2013. On July 1, 2014, the Governor of Puerto Rico signed a balanced budget for fiscal year 2015, the first balanced budget in more than a decade.

The economy of Puerto Rico is highly sensitive to global oil prices since the island does not have a significant mass transit system available to the public and most of its electricity is powered by oil, making it highly vulnerable to fluctuations in oil prices. A substantial increase in the price of oil could adversely impact the economy by reducing disposable income and increasing the operating costs for most businesses and government operations. Consumer spending is particularly sensitive to wide fluctuations in oil prices. Several bills have been filed at the Legislative Assembly that address energy costs in Puerto Rico. One bill supported by the Governor proposes to transform the Telecommunications Regulatory Board into the Energy and Telecommunications Commission, which will be responsible for all energy and telecommunications regulatory matters. This new entity would also be responsible for all tariff-related issues. Another bill approved by the Senate proposes the creation of a regulatory agency that will approve or reject energy rates for all energy producers in Puerto Rico and would be responsible for opening Puerto Rico’s energy market to competition. Both proposals are intended to substantially reduce Puerto Rico’s energy costs.

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

    As of December 31, 2014, the Corporation had $339.0 million in credit facilities granted to the Puerto Rico government, its municipalities and public corporations, of which $308.0 million was outstanding, compared to $397.8 million outstanding as of December 31, 2013. Approximately $201.4 million of the outstanding credit facilities consists of loans to municipalities in Puerto Rico. Municipal debt exposure is secured by ad valorem taxation without limitation as to rate or amount on all taxable property within the boundaries of each municipality. The good faith, credit, and unlimited taxing power of the applicable municipality have been pledged to the repayment of all outstanding bonds and notes. Approximately $13.2 million consists of loans to units of the central government, and approximately $93.4 million consists of loans to public corporations. Furthermore, the Corporation had $133.3 million outstanding as of December 31, 2014 in financing to the hotel industry in Puerto Rico guaranteed by the TDF, compared to $200.4 million as of December 31, 2013.

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

As of December 31, 2014, the Corporation had an exposure to public corporations covered by the Recovery Act amounting to $93.4 million, including the $75 million direct exposure to PREPA. In August 2014, PREPA entered into a forbearance agreement with a group of banks, including FirstBank, to extend further its maturing credit lines to March 31, 2015. As a result of the forbearance, the credit was classified as a TDR loan during the third quarter of 2014. The loan has been maintained in accrual status based on the estimated cash flow analyses performed on this non-collateral dependent loan and repayment prospects.

In addition, as of December 31, 2014, the Corporation had outstanding $61.2 million in obligations of the Puerto Rico government, mainly bonds of the GDB and the Puerto Rico Building Authority, as part of its available-for-sale investment securities portfolio, carried on its books at a fair value of $43.2 million.

On February 4, 2014, S&P downgraded the Commonwealth of Puerto Rico’s debt to BB+, one level below investment grade. S&P also downgraded to levels below investment grade the credit rating of the GDB and other government entities. On February 7, 2014, Moody’s downgraded the Commonwealth of Puerto Rico general obligation bonds to Ba2, two notches below investment grade. Moody’s also downgraded to Ba2 the Public Building Authority Bonds, the Pension Funding Bonds, the GDB senior notes, the Municipal Finance Authority Bonds, the Puerto Rico Infrastructure Finance Authority Special Tax Revenue Bonds, the Convention Center District Authority Hotel Occupancy Tax Revenue Bonds, the Puerto Rico Highway and Transportation Authority Transportation Revenue Bonds, various ratings of the Puerto Rico Aqueduct and Sewer Authority, and the Puerto Rico Electric Power Authority. In addition, the Puerto Rico Sales Tax Financing Corporation’s senior-lien bonds were downgraded by Moody’s to Baa1 from A2, retaining investment grade status. Following the downgrades by S&P and Moody’s, Fitch became the third agency to downgrade the Commonwealth of Puerto Rico debt to BB, two notches below investment grade. On March 11, 2014, the Commonwealth of Puerto Rico sold $3.5 billion in general obligation bonds at a yield of 8.72% to refinance short-term liabilities and to address liquidity needs.

In July 2014, the Puerto Rico debt and the debt of certain public corporations were downgraded further into speculative grade by these credit agencies after the enactment of The Recovery Act. In February 2015, a federal judge ruled that the Recovery Act is pre-empted by the Federal Bankruptcy Court and therefore void. After this decision, S&P and Moody’s downgraded Puerto Rico’s general obligation debt deeper into non-investment grade category. S&P now rates Puerto Rico’s general obligation bonds at B, five notches below investment grade, Moody’s at Caa1, seven notches below investment grade, and Fitch at BB-, three notches below investment grade. The issuers of Puerto Rico government and agencies bonds held by the Corporation have not defaulted, and the contractual payments on these securities have been made as scheduled.

It is uncertain how the financial markets may react to any potential further rating downgrades of Puerto Rico’s debt obligation. However, further deterioration in the fiscal situation, could adversely affect the value of our portfolio of Puerto Rico government and agencies securities.

    In February 2015, the Governor of Puerto Rico announced a proposal for a new tax code that would replace the current 7% sales and use tax with a 16% value-added tax, while lowering income taxes. While legislation for the new tax code has been introduced, it is too early to determine what changes will be made during the legislative process and what effect this proposal, if enacted into law, will have on economic activity.

As of December 31, 2014, the Corporation had $227.4 million of Puerto Rico public sector deposits ($208.1 million in transactional accounts and $19.3 million in time deposits) compared to $546.5 million as of December 31, 2013. Approximately 54% is from municipalities in Puerto Rico and 46% is from public corporations and the central government and agencies.

In 2014, Act 24-2014 was approved by the Puerto Rico Legislature, seeking to further strengthen the liquidity of the GDB and the GDB’s oversight of public funds.

Among other measures, Act 24-2014 grants the GDB the ability to exercise additional oversight of certain public funds deposited at private financial institutions and grants the GDB the legal authority, subject to an entity’s ability to request waivers under certain specified circumstances, to require such public funds (other than funds of the Legislative Branch, the Judicial Branch, the University of Puerto Rico, governmental pension plans, municipalities and certain other independent agencies) to be deposited at the GDB, which is expected to maximize liquidity and to result in a more efficient management of public resources. As anticipated, certain public corporations and agencies withdrew from FirstBank approximately $341.6 million during the second quarter of 2014. The Corporation will continue to focus on transactional accounts and to seek to obtain deposits from entities excluded from Act 24-2014.

The failure of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by future failures of financial institutions and the actions and commercial soundness of other financial institutions. Financial institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to different industries and counterparties and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, investment companies and other institutional clients. In certain of these transactions, we are required to post collateral to secure the obligations to the counterparties. In the event of a bankruptcy or insolvency proceeding involving one of such counterparties, we may experience delays in recovering the assets posted as collateral, or we may incur a loss to the extent that the counterparty was holding collateral in excess of the obligation to such counterparty, such as the loss of our assets that we pledged to Lehman Brothers, Inc., which we have been trying to recover, so far unsuccessfully.

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

We could be adversely affected by changes in tax laws and regulations or the interpretation of such laws and regulations.

The Corporation and its subsidiaries are subject to Puerto Rico income tax laws on their income from all sources. As Puerto Rico corporations, First BanCorp. and its subsidiaries are treated as foreign corporations for U.S. and USVI income tax purposes and are generally subject to U.S. and USVI income tax only on their income from sources within the U.S. and USVI or income effectively connected with the conduct of a trade or business in those regions. These tax laws are complex and subject to different interpretations. We must make judgments and interpretations about the application of these inherently complex tax laws when determining our provision for income taxes, our deferred tax assets and liabilities, and our valuation allowance.

In February 2015, the Governor of Puerto Rico announced a proposal for a new tax code that would, among other things, replace the current 7% sales and use tax with a 16% value-added tax, while lowering income taxes. While legislation for the new tax code has been introduced, it is too early to determine what changes will be made during the legislative process. Legislative changes, particularly changes in tax laws, could adversely impact our results of operations.

Financial services legislation and regulatory reforms may have a significant impact on our business and results of operations and on our credit ratings.

The Corporation faces increased regulation and regulatory scrutiny as a result of, among other things, its participation in the TARP.  The U.S. Treasury acquired shares of Common Stock from the Corporation in October 2011 in exchange for shares of preferred stock that it owned because of the Corporation’s issuance of preferred stock to Treasury in January 2009 pursuant to the TARP.  In July 2010, the Corporation issued to Treasury a warrant, which amends, restates and replaces the original warrant that it issued to Treasury in January 2009 under the TARP. The Corporation’s participation in the TARP also imposes limitations on the payments it may make to its senior leaders.

The Dodd-Frank Act significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes, and the regulations developed and to be developed thereunder include or will include, provisions affecting large and small financial institutions alike.

The Collins Amendment of the Dodd-Frank Act, among other things, requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies. Regulations implementing the Collins Amendment set as a floor for the capital requirements of the Corporation and FirstBank a minimum capital requirement computed using the FDIC’s general risk-based capital rules.

As previously discussed, the federal banking agencies have adopted final rules for U.S. banks that revise in important respects the minimum regulatory capital requirements, the components of regulatory capital, and the risk-based capital treatment of bank assets and off-balance sheet exposures.  The final rules, which became effective for the Corporation and FirstBank beginning January 1, 2015, generally are intended to align U.S. regulatory capital requirements with Basel III international regulatory capital standards adopted by the Basel Committee on Banking Supervision in 2010 (and revised in 2011) known as “Basel III.” The new rules increase the quantity and quality of required capital by, among other things, establishing a new minimum common equity Tier 1 ratio of 4.5% of risk-weighted assets and an additional common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets.  In addition, banks and bank holding companies are required to have a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%.  The final rules also revise the definition of capital by expanding the conditions for the inclusion of equity capital instruments and minority interests as Tier 1 capital, and impose limitations on capital distributions and certain discretionary bonus payments if additional specified amounts, or “buffers,” of common equity Tier 1 capital are not met.

     Consistent with Basel III and the Collins Amendment, the final rules also establish a more conservative standard for including an instrument such as trust-preferred securities as Tier 1 capital for bank holding companies with total consolidated assets of $15 billion or more as of December 31, 2009, setting out a phase-out schedule.  Bank holding companies such as the Corporation must fully phase out these instruments from Tier I capital by January 1, 2016, although qualifying trust preferred securities may be included as Tier 2 capital until the instruments are redeemed or mature. As of December 31, 2014, the Corporation had $225 million in trust preferred securities that are subject to the phase-out from Tier 1 capital under the final regulatory capital rules discussed above.

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

The final capital rules became effective for the Corporation and our subsidiary bank on a multi-year transitional basis starting on January 1, 2015, and in general will be fully effective as of January 1, 2019. First BanCorp. and FirstBank were able to meet well-capitalized capital ratios upon implementation of the requirements. Although we expect to continue to exceed the minimum requirements for well capitalized status under the new capital rules, there can be no assurance that we will remain well capitalized. Moreover, for as long as we and FirstBank are subject to the provisions of the Regulatory Agreements, we cannot be considered to be well-capitalized.

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

The Dodd-Frank Act significantly changed the regulation of single-family residential mortgage lending in the United States. Among other things, the law transferred rule-making and enforcement powers from a number of federal agencies to the CFPB, imposed new risk retention and recordkeeping requirements on lenders (such as the Bank) that sell single-family residential mortgage loans in the secondary market, required revision of disclosure documents, limited loan originator compensation and expanded recordkeeping and reporting requirements under other federal statutes.

New regulations implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act (“TILA”), and the Real Estate Settlement Procedures Act (“RESPA”). See “Regulation and Supervision – Consumer Financial Protection Bureau.”

Among other consequences of these numerous changes, the new ability to repay requirements may result in reduced credit availability and higher borrowing costs to cover the costs of compliance.  The ability of borrowers to raise new defenses in foreclosure proceedings on defaulted mortgage loans also may lead to increased foreclosure costs, extend foreclosure timeliness, and increase the severity of loan losses.  Increased repurchase and indemnity requests with respect to mortgage loans sold into the secondary markets may also result.

Some of these new rules became effective in June 2013, while others became effective in January 2014. These and other changes required by the Dodd-Frank Act will require substantial modifications to the entire mortgage lending and servicing industry. Their impact may involve changes to our operations and increased compliance costs in making single-family residential mortgage loans.  Additional rulemaking affecting the residential mortgage business may occur, which may cause us to incur additional increased regulatory and compliance costs.

Compliance with stress testing requirements may be challenging.

The Corporation is currently subject to supervisory guidance for stress testing practices issued by the federal banking agencies in May 2012.  This guidance outlines broad principles for a satisfactory stress testing framework and describes various stress testing approaches and how stress testing should be used at various levels within an organization.  As previously discussed, the Corporation is also subject to two new stress testing rules that implement provisions of the Dodd-Frank Act, one issued by the Federal Reserve Board that applies to First BanCorp. on a consolidated basis and one issued by the FDIC that applies to the Bank.

Under the Dodd-Frank Act stress tests, the Corporation’s first annual company-run stress testing should be submitted to regulators no later than March 31, 2015. Public disclosure of the results for the severely adverse economic scenario is expected to be made during the second quarter of 2015 on the Corporation’s website. Such public disclosure of stress test results could result in reputational harm if the Corporation’s results are worse than those of its competitors or otherwise indicate that the Corporation’s risk profile is excessive or elevated.  Furthermore, given that the Corporation will be subject to multiple stress testing requirements that are administered at different levels by more than one federal banking agency, and compliance with such requirements will be complicated, if the Corporation fails to fully comply with these requirements, it may be subject to regulatory action.

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

We face a risk of noncompliance and enforcement action related to the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the USA PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and IRS. We are also subject to increased scrutiny of compliance with trade and economic sanctions requirements and rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATING TO AN INVESTMENT IN THE CORPORATION’S COMMON AND PREFERRED STOCK

Sales in the public market under an outstanding resale registration statement filed with the SEC by the small group of large stockholders that hold in the aggregate approximately 44.7% of our outstanding shares could adversely affect the trading price of our common stock.

The following stockholders own an aggregate of approximately 44.7% of our outstanding shares of common stock: funds affiliated with Thomas H. Lee Partners L.P. (“THL”), which own approximately 19.7%; funds managed by Oaktree Capital Management, L.P. (“Oaktree”), which own approximately 19.7%; and U.S. Treasury which owns approximately 5.4%, including the shares of common stock issuable upon exercise of the warrant.  We are obligated to keep the prospectus, which is part of the resale registration statement, current so that the securities can be sold in the public market at any time. The resale of the securities in the public market, or the perception that these sales might occur, could cause the market price of our common stock to decline.

Issuance of additional equity securities in the public market and other capital management or business strategies that we may pursue also may depress the market price of our common stock and could result in dilution of holders of our common stock and preferred stock.

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

Additionally, THL and Oaktree have anti-dilution rights, which they acquired when they purchased shares of common stock in the $525 million capital raise, completed in October 2011 that have been, and will be in the future, triggered, subject to certain exceptions, upon our issuance of additional shares of common stock. In such a case, THL and Oaktree had, and will have, the right to acquire the amount of shares of common stock that will enable them to maintain their percentage ownership interest in the Corporation.

The market price of our common stock may continue to be subject to significant fluctuations and volatility.

The stock markets have experienced high levels of volatility since 2008. These market fluctuations have adversely affected, and may continue to adversely affect, the trading price of our common stock. In addition, the market price of our common stock has been subject to significant fluctuations and volatility because of factors specifically related to our businesses and may continue to fluctuate or decline.

Factors that could cause fluctuations, volatility or a decline in the market price of our common stock, many of which could be beyond our control, include the following:

•	uncertainties and developments related to the resolution of the Puerto Rico Government fiscal problems;
•	our ability to continue to comply with the Regulatory Agreements;
•	any additional regulatory actions against us;
•	changes or perceived changes in the condition, operations, results or prospects of our businesses and market assessments of these changes or perceived changes;
•	announcements of strategic developments, acquisitions and other material events by us or our competitors, including any failures of banks;
•	changes in governmental regulations or proposals, or new governmental regulations or proposals, affecting us;
•	a continuing recession in the Puerto Rico market and a lack of growth in our other principal markets in the Virgin Islands and the United States;
•	the departure of key employees;
•	changes in the credit, mortgage and real estate markets;
•	operating results that vary from the expectations of management, securities analysts and investors;
•	operating and stock price performance of companies that investors deem comparable to us; and
•	the public perception of the banking industry and its safety and soundness.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of March 1, 2015, First BanCorp owned the following three main offices located in Puerto Rico:

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

The Corporation owns 28 branch and office premises and auto lots and leased 89 branch premises, loan and office centers and other facilities. In certain situations, financial services such as mortgage and, insurance businesses and commercial banking services are located in the same building.  All of these premises are located in Puerto Rico, Florida and the USVI and BVI. Management believes that the Corporation’s properties are well maintained and are suitable for the Corporation’s business as presently conducted.

Item 3. Legal Proceedings

Reference is made to Note 28, Regulatory matters, commitments and contingencies, included in the Notes to Consolidated Financial Statements in Item 8 of this Report, which is incorporated herein by reference.

Item 4. Mine Safety Disclosure.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Information about Market and Holders

The Corporation’s common stock is traded on the NYSE under the symbol FBP. On March 6, 2015, there were 560 holders of record of the Corporation’s common stock, not including beneficial owners whose shares are held in the name of brokers or other nominees. The last sales price for the common stock on that date was $6.46.

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

	High	Low	Last	Dividends per Share
Quarter Ended
2014:
Fourth Quarter Ended December 31, 2014	$5.89	$4.56	$5.87	$-
Third Quarter Ended September 30, 2014	5.57	4.75	4.75	-
Second Quarter Ended June 30, 2014	5.66	4.87	5.44	-
First Quarter Ended March 31, 2014	6.04	4.42	5.44	-

2013:
Fourth Quarter Ended December 31, 2013	$6.38	$5.06	$6.19	$-
Third Quarter Ended September 30, 2013	8.61	5.67	5.68	-
Second Quarter Ended June 30, 2013	7.19	5.64	7.08	-
First Quarter Ended March 31, 2013	6.30	4.59	6.23	-

On August 16, 2013, THL, Oaktree and the U.S. Treasury completed a secondary offering of the Corporation’s common stock. The U.S. Treasury sold 12 million shares of common stock, THL sold 8 million shares of common stock, and Oaktree sold 8 million shares of common stock. Subsequently, on September 11, 2013, the underwriters in the secondary offering exercised their option to purchase an additional 2.9 million shares of common stock from the selling stockholders (1,261,356 shares from the U.S. Treasury, 840,903 shares from THL and 840,904 shares from Oaktree). The Corporation did not receive any proceeds from the offering.

During the fourth quarter of 2014, the U.S. Treasury sold approximately 4.4 million shares of First BanCorp.’s common stock through its first pre-defined written trading plan.  On March 9, 2015, the U.S. Treasury announced the sale of an additional 5 million shares of First BanCorp.’s common stock through its second pre-defined written trading plan. Back in 2013, the U.S. Treasury sold 13,261,356 shares of First BanCorp.’s common stock at $6.75 per share in a registered offering.

As of March 9, 2015, each of THL and Oaktree owned 19.7% of the Corporation’s outstanding common stock and the Treasury owned 4.8%, excluding the 1.3 million common shares underlying the warrant owned by the Treasury, which is exercisable for $3.29 per share.

Effective April 1, 2013, the Board determined to increase the salary amounts paid to certain executive officers primarily by paying the increased salary amounts in the form of shares of the Corporation’s Common Stock, instead of cash. The Corporation issued 312,850 shares of common stock with a weighted average market value of $5.20 in 2014 as such additional salary amounts (2013 – 220,639 shares with a weighted average market value of $6.23). The Corporation withheld 105,000 shares from the common stock paid to the officers as additional compensation to cover employee payroll and income tax withholding liabilities in 2014 (2013 – 71,326 shares); these shares are held as treasury shares. The Corporation paid any fractional share of salary stock that the officer was entitled to in cash.

In 2014, the Corporation granted 1,219,711 shares of restricted stock to certain executive officers, other employees, and independent directors (2013 – 743,185 shares).

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

2013 Exchange Offer

On February 14, 2013, the Corporation commenced an offer to issue up to 10,087,488 shares of its common stock, in exchange for (the “Exchange Offer”) any and all of the issued and outstanding shares of its Series A through E Preferred Stock ($63 million in aggregate liquidation preference value). The Exchange Offer was terminated on April 9, 2013 given that the Corporation did not receive the consent required from holders of the Series A through E Preferred Stock to amend the certificates of designation of each series of the Series A through E Preferred Stock to delete the right to designate two board members once the Corporation has not paid dividends on the Preferred Stock for a specified period (the Preferred Stock Amendment). The Preferred Stock Amendment was a condition to completion of the Exchange Offer. In addition, the related consent solicitation also terminated, and no consent fee became payable with respect to consents granted in favor of the Preferred Stock Amendment. All shares of the Series A through E Preferred Stock that were tendered were returned promptly to the tendering holders.

2014 Exchange

In 2014, the Corporation issued an aggregate of 4,597,121 shares of its common stock in exchange for an aggregate 1,077,726 shares of the Corporation’s Series A through E Preferred Stock, having an aggregate liquidation value of $26.9 million.  The shares of common stock were issued to holders of the Series A through E Preferred Stock in separate and unrelated transactions in reliance upon the exemption set forth in Section 3(a)(9) of the Securities Act, for securities exchanged by an issuer with existing security holders where no commission or other remuneration is paid or given directly or indirectly by the issuer for soliciting such exchange.

Dividends

The Corporation had a policy of paying quarterly cash dividends on its outstanding shares of common stock subject to its earnings and financial condition. On July 30, 2009, after reporting a net loss for the quarter ended June 30, 2009, the Corporation announced that the Board of Directors resolved to suspend the payment of the common and preferred dividends, effective with the preferred dividend for the month of August 2009. The Corporation’s ability to pay future dividends will necessarily depend upon its earnings and financial condition as well as its receipt of approval from the Federal Reserve to pay dividends. See the discussion under “Dividend Restrictions” under Item 1 for additional information concerning restrictions on the payment of dividends that apply to the Corporation and FirstBank.

The Corporation withheld in 2014 approximately 105,000 shares (2013- 71,326 shares) from the common stock paid to certain senior officers as additional compensation and 68,870 shares of restricted stock that vested during 2014, to cover employee payroll and income tax withholding liabilities; these shares are also held as treasury shares. As of December 31, 2014 and December 31, 2013, the Corporation had 740,049 and 566,179 shares held as treasury stock, respectively.

The 2011 PR Code requires the withholding of income tax from dividend income sourced within Puerto Rico to be received by any individual, resident of Puerto Rico or not, trusts and estates and by non-resident custodians, partnerships, and corporations.

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

Securities authorized for issuance under equity compensation plans

The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of December 31, 2014:

			(c)
	(a)	(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	Number of Securities to be Issued Upon Exercise of Outstanding Options, warrants and rights	Weighted Average Exercise Price of Outstanding Options, warrants and rights
Plan category
Equity compensation plans
approved by stockholders	82,575 (1)	$-	4,951,990 (2)
Equity compensation plans
not approved by stockholders	N/A	N/A	N/A
Total	82,575	$-	4,951,990

(1) Stock options granted under the 1997 stock option plan, which expired on January 21, 2007. All outstanding awards under the stock option plan continue in full force and effect, subject to their original terms and the shares of common stock underlying the options are subject to adjustments for stock splits, reorganization and other similar events.

(2) Securities available for future issuance under the First BanCorp. 2008 Omnibus Incentive Plan (the "Omnibus Plan"), which was initially approved by stockholders on April 29, 2008 and amended with stockholder approval on December 9, 2011 to increase the number of shares reserved for issuance under the Omnibus Plan. The Omnibus Plan provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards. As amended, this plan provides for the issuance of up to 8,169,807 shares of common stock, subject to adjustments for stock splits, reorganization and other similar events. As of December 31, 2014, 4,951,990 shares of Common Stock were available for future issuance under the Omnibus Plan.

Purchase of equity securities by the issuer and affiliated purchasers

The following table provides information relating to the Corporation's purchases of shares of its common stock in the three-month period ended December 31, 2014.

				Maximum
			Total Number of	Number of Shares
			Shares Purchased	That May Yet be
		Average	as Part of Publicly	Purchased Under
	Total number of	Price	Announced Plans	These Plans or
Period	shares purchased (1)	Paid	Or Programs	Programs
October, 2014	13,739	$4.83	-	-
November, 2014	8,640	5.12	-	-
December, 2014	52,947	5.74	-	-
Total	75,326	$5.50	-	-

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

STOCK PERFORMANCE GRAPH

The following Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act or the Exchange Act, except to the extent that First BanCorp. specifically incorporates this information by reference, and shall not otherwise be deemed filed under these Acts.

The graph below compares the cumulative total stockholder return of First BanCorp. during the measurement period with the cumulative total return, assuming reinvestment of dividends, of the S&P 500 Index and the S&P Supercom Banks Index (the “Peer Group”). The Performance Graph assumes that $100 was invested on December 31, 2009 in each of First BanCorp common stock, the S&P 500 Index and the Peer Group. The comparisons in this table are set forth in response to SEC disclosure requirements, and are therefore not intended to forecast or be indicative of future performance of First BanCorp.’s common stock.

     The cumulative total stockholder return was obtained by dividing (i) the cumulative amount of dividends per share, assuming dividend reinvestment since the measurement point, December 31, 2009 plus (ii) the change in the per share price since the measurement date, by the share price at the measurement date.

Item 6. Selected Financial Data

   The following table sets forth certain selected consolidated financial data for each of the five years in the period ended December 31, 2014. This information should be read in conjunction with the audited consolidated financial statements and the related notes thereto.

SELECTED FINANCIAL DATA
	Year Ended December 31,
(In thousands, except for per share and financial ratios)	2014	2013	2012	2011	2010
Condensed Income Statements:
Total interest income	$633,949	$645,788	$637,777	$659,615	$832,686
Total interest expense	115,876	130,843	176,072	266,103	371,011
Net interest income	518,073	514,945	461,705	393,512	461,675
Provision for loan and lease losses	109,530	243,751	120,499	236,349	634,587
Non-interest income (loss)	61,348	(15,489)	49,391	107,981	117,903
Non-interest expenses	378,253	415,028	354,883	338,054	366,158
Income (loss) before income taxes	91,638	(159,323)	35,714	(72,910)	(421,167)
Income tax benefit (expense)	300,649	(5,164)	(5,932)	(9,322)	(103,141)
Net income (loss)	392,287	(164,487)	29,782	(82,232)	(524,308)
Net income (loss) attributable to common
stockholders - basic	393,946	(164,487)	29,782	173,226	(122,045)
Net income (loss) attributable to common
stockholders - diluted	393,946	(164,487)	29,782	195,763	(122,045)
Per Common Share Results:
Net earnings (loss) per common share -
basic	$1.89	$(0.80)	$0.15	$2.69	$(10.79)
Net earnings (loss) per common share -
diluted	$1.87	$(0.80)	$0.14	$2.18	$(10.79)
Cash dividends declared	-	-	-	-	-
Average shares outstanding	208,752	205,542	205,366	64,466	11,310
Average shares outstanding diluted	210,540	205,542	205,828	89,658	11,310
Book value per common share	$7.68	$5.57	$6.89	$6.73	$29.71
Tangible book value per common share (1)	$7.45	$5.30	$6.60	$6.54	$27.73
Balance Sheet Data:
Total loans, including loans held for sale	$9,339,392	$9,712,139	$10,139,508	$10,575,214	$11,956,202
Allowance for loan and lease losses	222,395	285,858	435,414	493,917	553,025
Money market and investment securities	2,008,380	2,208,342	1,986,669	2,200,888	3,369,332
Intangible assets	49,907	54,866	60,944	39,787	42,141
Deferred tax asset, net	313,045	7,644	4,867	5,442	9,269
Total assets	12,727,835	12,656,925	13,099,741	13,127,275	15,593,077
Deposits	9,483,945	9,879,924	9,864,546	9,907,754	12,059,110
Borrowings	1,456,959	1,431,959	1,640,399	1,622,741	2,311,848
Total preferred equity	36,104	63,047	63,047	63,047	425,009
Total common equity	1,653,990	1,231,547	1,393,546	1,361,899	615,232
Accumulated other comprehensive (loss) income,
net of tax	(18,351)	(78,736)	28,430	19,198	17,718
Total equity	1,671,743	1,215,858	1,485,023	1,444,144	1,057,959

	Year Ended December 31,
	2014		2013		2012		2011		2010
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	3.10		(1.28)		0.23		(0.57)		2.93
Return on Average Total Equity	30.25		(12.39)		2.04		(7.31)		(36.23)
Return on Average Common Equity	31.38		(13.01)		2.14		(13.38)		(80.07)
Average Total Equity to Average Total Assets	10.25		10.36		11.24		7.83		8.10
Interest Rate Spread (2)	4.16		4.01		3.41		2.59		2.48
Interest Rate Margin (2)	4.34		4.21		3.68		2.86		2.77
Tangible common equity ratio (1)	12.51		8.71		10.44		10.25		3.80
Dividend payout ratio	-		-		-		-		-
Efficiency ratio (3)	65.28		83.10		69.44		67.41		63.18
Asset Quality:
Allowance for loan and lease losses to loans held
for investment	2.40		2.97		4.33		4.68		4.74
Net charge-offs to average loans (4)	1.81		4.01		1.74		2.68		4.76
Provision for loan and lease losses to net
charge-offs	0.63	x	0.69	x	0.67	x	0.80	x	1.04	x
Non-performing assets to total assets (4)	5.63		5.73		9.45		10.19		10.02
Non-performing loans held for investment to total
loans held for investment (4)	5.66		5.14		9.70		10.78		10.63
Allowance to total non-performing loans held
for investment	42.45		57.69		44.63		43.39		44.64
Allowance to total non-performing loans held for
investment, excluding residential real estate loans	64.80		85.56		65.78		61.73		65.30
Other Information:
Common stock price: End of period	$5.87		$6.19		$4.58		$3.49		$6.90
___________
(1) Non-GAAP measures. Refer to "Capital" discussion below for additional information about the components and a reconciliation of these measures.
(2) On a tax-equivalent basis and excluding the changes in fair value of derivative instruments and financial liabilities measured at fair value
(see "Net Interest Income" below for a reconciliation of these non-GAAP measures).
(3) Non-interest expenses to the sum of net interest income and non-interest income. The denominator includes non-recurring income and changes in the fair value of derivative instruments and financial liabilities measured at fair value.
(4) Loans used in the denominator in calculating net charge-offs, non-performing loans and non-performing asset rates include credit-
impaired loans. However, the Corporation separately tracks and reports purchased credit-impaired loans and excludes these from non-performing loan and non-performing asset statistics.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the accompanying consolidated audited financial statements of First BanCorp. and should be read in conjunction with such financial statements and the notes thereto.

Description of Business

First BanCorp. is a diversified financial holding company headquartered in San Juan, Puerto Rico offering a full range of financial products to consumers and commercial customers through various subsidiaries. First BanCorp. is the holding company of FirstBank Puerto Rico and FirstBank Insurance Agency. Through its wholly owned subsidiaries, the Corporation operates offices in Puerto Rico, the United States Virgin Islands and British Virgin Islands, and the State of Florida (USA), concentrating in commercial banking, residential mortgage loan originations, finance leases, credit cards, personal loans, small loans, auto loans, and insurance agency and broker-dealer activities.

As described in Item 8, Note 28 to the Consolidated Financial Statements, “Regulatory Matters, Commitments, and Contingencies,” FirstBank is currently operating under a Consent Order (the “FDIC Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico and First BanCorp. is operating under a Written Agreement (the “Written Agreement” and collectively with the FDIC Order, the “Regulatory Agreements”) with the Federal Reserve Bank of New York (the “New York FED” or “Federal Reserve”).

Overview of Results of Operations

First BanCorp.'s results of operations generally depend primarily upon its net interest income, which is the difference between the interest income earned on its interest-earning assets, including investment securities and loans, and the interest expense incurred on its interest-bearing liabilities, including deposits and borrowings.  Net interest income is affected by various factors, including: the interest rate scenario; the volumes, mix and composition of interest-earning assets and interest-bearing liabilities; and the re-pricing characteristics of these assets and liabilities. The Corporation's results of operations also depend on the provision for loan and lease losses, non-interest expenses (such as personnel, occupancy, deposit insurance premium and other costs), non-interest income (mainly service charges and fees on deposits, insurance income and revenues from broker-dealer operations), gains (losses) on sales of investments, gains (losses) on mortgage banking activities, and income taxes.

Net income for the year ended December 31, 2014 amounted to $392.3 million, $1.87 per diluted share, compared to net loss of $164.5 million, $0.80 per diluted share, for 2013 and net income of $29.8 million, $0.14 per diluted share, for 2012. Net income for 2014 includes a $302.9 million, $1.44 per diluted share, income tax benefit associated with the partial reversal of the valuation allowance recorded against the deferred tax assets of the Corporation’s banking subsidiary, FirstBank. The results for 2013 were negatively impacted by two significant items: (i) an aggregate loss of $140.8 million (pre-tax) on two separate bulk sales of adversely classified and non-performing assets and valuation adjustments to certain loans transferred to held for sale, and (ii) a $66.6 million loss related to the write-off of assets pledged as collateral to Lehman Brothers, Inc.  together with an additional $2.5 million for a loss contingency of attorneys’ fees awarded to the counterparty related to this matter.  Excluding these items, adjusted net income for the year ended December 31, 2013 was $45.4 million.

    The following table shows a reconciliation with respect to the net income and earnings per share for the year ended December 31, 2013 that excludes the charges identified in the foregoing paragraph with the corresponding measures calculated and presented in accordance with GAAP:

(In thousands, except per share information)	Year ended December 31, 2013 As Reported (GAAP)	Bulk Sales Transaction Impact	Write-off collateral pledged to Lehman and related contingency for attorneys' fees	Year Ended December 31, 2013 Adjusted (Non-GAAP)(1)

Net (loss) income	$(164,487)	$140,842	$69,074	$45,429
(Loss) earning per common share:
Basic	$(0.80)	$0.68	$0.34	$0.22
Diluted	$(0.80)	$0.68	$0.34	$0.22

(1)	Refer to "Basis of Presentation" below for additional information.

The key drivers of the Corporation’s financial results include the following:

•      Net interest income for the year ended December 31, 2014 was $518.1 million compared to $514.9 million and $461.7 million for the years ended December 31, 2013 and 2012, respectively.  The increase for 2014 compared to 2013 was driven by a 12 basis points reduction in the average cost of funding, or a decrease of approximately $13.1 million in interest expense, achieved through lower deposit pricing, improved deposit mix, and the maturity of high-cost borrowings.  In addition, net interest income and margin were favorably impacted by an increase of $8.7 million in interest income attributable to acquisitions of residential mortgage loans from another financial institution completed in 2014 and a $3.1 million increase in prepayment penalties collected on commercial loans.  Prepayment penalties in 2014 include $2.5 million paid by a borrower to compensate for the economic loss sustained by the Corporation in the early termination of an interest rate swap agreement that provided an economic hedge of the cash flows associated with a commercial mortgage loan paid off in the fourth quarter of 2014.  These variances were partially offset by lower yields on consumer loans and a decrease in the average volume of commercial and construction loans.  The net interest margin, excluding fair value adjustments and the aforementioned $2.5 million prepayment penalty income, increased 7 basis points to 4.17% for the year ended December 31, 2014 compared to 2013.  For a definition and reconciliation of this non-GAAP measure, refer to “Net Interest Income” below.

The increase for 2013 compared to 2012 was driven by a 42 basis points reduction in the average cost of funding achieved through lower deposit pricing (mainly brokered CDs), improved deposit mix, and the maturity of high-cost borrowings.  In addition, net interest income and margin were favorably impacted by a higher average volume of U.S. agency MBS.  The net interest margin, excluding fair value adjustments, increased 47 basis points to 4.10% for the year ended December 31, 2013 compared to 2012 as it was favorably impacted by the aforementioned items as well as the reduction in non-performing loans and the full-year contribution of the credit card portfolio acquired from  FIA Card Services (“FIA”) in late May 2012.

•      The provision for loan and lease losses for 2014 was $109.5 million compared to $243.8 million and $120.5 million for 2013 and 2012, respectively.  The provision for the year ended December 31, 2013 includes a charge of $132.0 million related to the bulk sales of adversely classified and non-performing assets and the transfer of certain construction and commercial loans to held for sale in the first half of 2013.  The provision for loan and lease losses for 2014 decreased by $2.2 million as compared to the provision for loan and lease losses for 2013, adjusted to exclude the impact of the bulk sales of assets and transfer of certain commercial loans to held for sale in 2013, mainly as a result of higher recoveries in the United States region, a decrease in the size of the construction and commercial portfolios, and an improved residential mortgage loans portfolio composition following the sale of non-performing residential assets in 2013, partially offset by an increase in the provision for consumer loans.

Excluding the impact of the bulk sales of assets and the transfer of loans to held for sale, the provision for loan and lease losses for the year ended December 31, 2013 was $111.7 million, a decrease of $8.8 million compared to 2012. The decrease was mainly attributable to a reduction in charges to specific reserves for commercial and construction loans commensurate with the decline in the level of impaired and adversely classified loans, particularly higher charges in 2012 related to a construction loan in the Virgin Islands that was transferred to held for sale in 2013.  In addition, the decrease was attributable to lower provision requirements for the Puerto Rico residential mortgage loan portfolio driven by lower charge-offs, an improved portfolio composition following the bulk sale of non-performing residential assets in 2013, and the impact in 2012 of adjustments to loss factors that were reflective of market conditions, including assumptions regarding loss severities that took into consideration qualitative and quantitative factors such as loan resolution and liquidation strategies and average time for liquidation, partially offset by an increase in the provision for consumer loans.

As mentioned above, the Corporation completed two bulk sales of assets in the first half of 2013, including: (i) a bulk sale of non-performing residential mortgage loans with a book value of $203.8 million and OREO properties with a book value of $19.2 million, completed in the second quarter of 2013, and (ii) a bulk sale of adversely classified assets, mainly commercial and construction loans, with a book value of $211.4 million and other real estate owned (“OREO”) properties with a book value of $6.3 million, completed in the first quarter of 2013.  In addition, during the first quarter of 2013, the Corporation transferred to held for sale non-performing loans with an aggregate book value of $181.6 million.  The following table shows the impact of the bulk sales on net charge-offs, provision for loan and lease losses, and non-interest expenses for the year ended December 31, 2013:

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

Net charge-offs totaled $173.0 million for the year ended December 31, 2014, or 1.81% of average loans, including $6.9 million of charge-offs resulting from the difference between the fair value of mortgage loans acquired from Doral Financial Corporation (“Doral”) in the second quarter of 2014 of $226.0 million, and the book value of the secured borrowing that such institution owed to FirstBank.  Net charge-offs for the year ended December 31, 2013 totaled $393.3 million, or 4.01% of average loans, including $232.4 million of net charge-offs related to the bulk sales of adversely classified and non-performing loans and the transfer of certain loans to held for sale in 2013.  Based on adjusted net charge-offs that exclude from net charge-offs for 2014 the impact of charge-offs resulting from the Doral transaction and, for 2013, the bulk sales of assets and the transfer of loans to held for sale, adjusted net charge-offs for 2014 amounted to $166.1 million, or 1.74% of average loans, an increase of $5.2 million compared to adjusted net charge-offs for 2013, mainly reflecting higher charge-offs in the consumer and commercial mortgage loan portfolios in Puerto Rico.  The net charge-offs, excluding the impact of the acquisition of mortgage loans from Doral, the bulk sales of assets and the transfer of loans to held for sale, is a Non-GAAP measure; refer to “Basis of Presentation” discussion below for additional information.  Also refer to the discussions under “Provision for loan and lease losses” and “Risk Management” below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios.

•         The Corporation recorded non-interest income of $61.3 million for the year ended December 31, 2014 compared to non-interest loss of $15.5 million and non-interest income of $49.4 million for the years ended December 31, 2013 and 2012, respectively. Excluding the $66.6 million impact of the Lehman collateral write-off recorded in the second quarter of 2013, non-interest income for 2013 totaled $51.1 million. Non-interest income for 2014 increased by $10.3 million as compared to non-interest income for 2013, excluding the Lehman collateral write-off.  The increase in 2014, as compared to 2013, mainly reflects a $9.4 million decrease in losses related to the Bank’s investment in CPG/GS PR NPL, LLC (“CPG/GS”) as the value of the investment in this unconsolidated entity became zero in the second quarter of 2014.  The increase in adjusted non-interest income was also attributable to a $0.9 million increase in insurance commission income, net of reserves and the impact in 2013 of a $1.5 million charge related to lower of cost or market adjustments on commercial and construction loans held for sale.  These variances were partially offset by a $2.1 million decrease in revenues from mortgage banking activities driven by a decline in the volume of sales and securitizations.  Refer to “Non-Interest Income” below for additional information.

Excluding the impact of the Lehman collateral write-off, non-interest income increased by $1.7 million in 2013 when compared to 2012.  The increase was mainly related to a lower loss on the investment in CPG/GS.  The Corporation recorded $16.7 million of equity in loss of unconsolidated entity in 2013 compared to a loss of $19.3 million in 2012.  Other positive variances include: (i) a $1.8 million reduction in other-than-temporary impairments on available-for-sale debt and equity securities, and (ii) higher Automated Teller Machine (“ATM”) and Point of Sale (“POS”) interchange fees as well as merchant fees, an increase of approximately $4.6 million. These positive variances were partially offset by, among other things,: (i) a $3.1 million decrease in revenues from the mortgage banking business mainly due to lower profit margins on sales and securitizations of residential mortgage loans, (ii) lower of cost or market adjustments on commercial and construction loans held for sale that resulted in a charge of $1.5 million in 2013, mainly related to the restructuring of a commercial mortgage loan held for sale in which the Corporation received certain properties in partial satisfaction of a debt arrangement, and (iii) a $2.5 million decrease in income from broker-dealer activities due to fewer transactions closed in 2013.

•         Non-interest expenses for 2014 were $378.3 million compared to $415.0 million and $354.9 million for 2013 and 2012, respectively.  The decrease of $36.8 million in 2014, as compared to 2013, was mainly due to a $21.9 million decrease in losses on OREO operations, primarily due to a $16.4 million decrease in write-downs to the value of OREO properties, and a $9.5 million decrease in the FDIC deposit insurance premium expense reflecting, among other things, improved earnings trends, the decrease in brokered deposits, a strengthened capital position and a decrease in the amount of leveraged commercial loans.  In addition, the favorable variance reflects the impact in 2013 of several non-recurring items, including: (i) professional service fees of $6.9 million incurred in the bulk sales of assets, (ii) the $2.5 million loss contingency related to attorney’s fees awarded in connection with the Lehman litigation, (iii) $1.7 million on costs associated with the common stock offering by certain of the Corporation’s existing stockholders,  (iv) $1.7 million on costs related to the conversion of the credit card processing platform, and (v) $1.2 million associated with a terminated preferred stock exchange offer.   These decreases were partially offset by a $4.6 million increase in employees’ compensation and benefits in 2014.  Refer to “Non-Interest Expenses” below for additional information.

The increase in non-interest expenses for 2013, as compared to 2012, was principally due to credit-related expenses including: (i) a $17.4 million increase in net losses on OREO operations mainly due to a $16.7 million increase in write-downs to the value of OREO properties, mainly income-producing commercial properties in both the Virgin Islands and Puerto Rico, and a $1.9 million loss on the sale of certain OREO properties as part of the bulk sale of non-performing residential assets completed in the second quarter of 2013, and (ii) increases of approximately $6.9 million in professional fees related to the bulk sales of assets and $2.6 million of professional fees related to attorneys’ loan collection fees, appraisals and other credit related fees.  Other increases in non-interest expenses in 2013 include: (i) an $8.6 million increase in credit and debit cards processing expenses, reflecting the full-year impact of expenses associated with the credit card portfolio acquired in late May 2012 as well as $1.7 million on costs related to the conversion of the credit card processing platform, (ii) a $9.2 million increase in fees related to the outsourcing of technology services attributable to a multi-year technology outsourcing agreement executed by the Corporation at the beginning of the second quarter of 2013, (iii) a $5.9 million charge related to the Puerto Rico national gross receipts tax, (iv) a $5.4 million increase in employees’ compensation and benefits, (v) a $2.8 million increase in the amortization of intangible assets, mainly related to the purchased credit card relationship intangible asset, and (vi) non-recurring expenses of $1.7 million on costs associated with the common stock offering by certain of the Corporation’s existing stockholders, and $1.2 million associated with a terminated preferred stock exchange offer. These increases were partially offset by a $3.6 million decrease in the deposit insurance premium expense.

•         For 2014, the Corporation recorded an income tax benefit of $300.6 million, compared to income tax expense of $5.2 million and $5.9 million for 2013 and 2012, respectively. The income tax benefit for 2014 primarily reflects the $302.9 million partial reversal of FirstBank’s deferred tax assets valuation allowance. The decrease in 2013, as compared to 2012, was mainly related to a $3.0 million income tax credit available to the Corporation, or 50% of the Puerto Rico national gross receipts tax liability, and a $1.3 million benefit due to the increase in the deferred tax assets of profitable subsidiaries resulting from an increase in the Puerto Rico statutory tax rates from 30% to 39%, partially offset by a $3.2 million increase in reserves for uncertain tax positions and related accrued interest in 2013.  Refer to “Income Taxes” below for additional information.

•         As of December 31, 2014, total assets were $12.7 billion, an increase of $70.9 million from December 31, 2013. The increase was primarily related to the $302.9 million partial reversal of FirstBank’s deferred tax asset valuation allowance and a $140.4 million increase in cash and cash equivalents. These increases were partially offset by a $309.3 million decline in total loans, net of allowance, mainly reflecting large commercial and construction loans paid off, a decrease of $164.4 million in the outstanding balances of direct and indirect credit facilities granted to or guaranteed by government entities, primarily in Puerto Rico, and a $36.2 million decrease in the OREO inventory balance driven by sales and valuation adjustments. Refer to “Financial Condition and Operating Data” below for additional information.

•         As of December 31, 2014, total liabilities were $11.1 billion, a decrease of $385.0 million, from December 31, 2013.  The decrease was mainly related to a $305.1 million decrease in government deposits, mainly related to withdrawals by certain public corporations and government agencies in Puerto Rico during the second quarter of 2014, and a $255.0 million decrease in brokered CDs. These variances were partially offset by a $164.1 million increase in non-brokered deposits, excluding government deposits, mainly due to increases in savings and retail CDs in Puerto Rico, and a $25.0 million increase related to a FHLB advance entered into in the third quarter of 2014. Refer to the “Risk Management – Liquidity and Capital Adequacy” discussion below for additional information about the Corporation’s funding sources.

•         As of December 31, 2014, the Corporation’s stockholders’ equity was $1.7 billion, an increase of $455.9 million from December 31, 2013.  The increase was mainly driven by the net income of $392.3 million for 2014 and a $60.4 million increase in other comprehensive income mainly attributable to an increase in the fair value of U.S. agency MBS and debt securities.

The Corporation’s Total Capital, Tier 1 Capital and Leverage ratios increased to 19.70%, 18.44% and 13.27%, respectively, from 17.06%, 15.78% and 11.71%, respectively, as of December 31, 2013. Meanwhile, FirstBank’s Total Capital, Tier 1 Capital and Leverage ratios as of December 31, 2014 were 19.37%, 18.10% and 13.04%, respectively, as compared to 16.67%, 15.40% and 11.44%, respectively, as of December 31, 2013.  In addition, the Corporation’s tangible common equity ratio increased to 12.51% as of December 31, 2014, from 8.71% as of December 31, 2013, and the Tier 1 common equity to risk-weighted assets ratio increased to 15.50% as of December 31, 2014 from 12.72% as of December 31, 2013. Refer to “Risk Management – Capital” below for additional information including further information about these non-GAAP financial measures and recent regulatory capital changes. Although all of the regulatory capital ratios exceeded the established “well capitalized” levels, as well as the minimum capital ratios required by the FDIC Order, as of December 31, 2014, FirstBank cannot be treated as a “well-capitalized” institution since it is still subject to the FDIC Order.

•         Total loan production, including purchases, refinancings and draws from existing revolving and non-revolving commitments, was $3.2 billion for the year ended December 31, 2014, excluding the utilization activity on outstanding credit cards, compared to $3.4 billion, for 2013.  The decrease in loan production was mainly related to lower originations of consumer and residential mortgage loans in Puerto Rico and lower volumes related to facilities of government entities in Puerto Rico.

•         Total non-performing loans, including non-performing loans held for sale, were $578.5 million as of December 31, 2014, an increase of $28.2 million, or 5%, from December 31, 2013. This increase primarily reflects the inflow to non-performing of two large commercial loans totaling $51.0 million. These two loans are participated loans determined impaired during 2014. In addition, the non-performing residential mortgage loan portfolio increased by $19.3 million. These increases were partially offset by a $29.5 million decrease in non-performing construction loans, mainly driven by charge-offs and the restoration to accrual status of a $10.7 million loan that is current in payments and deemed collectible. Inflows of non-performing loans held for investment in 2014 were $389.6 million, a decrease of $49.0 million, or 11%, compared to inflows of $438.5 million in 2013.

•         Total non-performing assets were $716.8 million as of December 31, 2014, a decrease of $8.6 million, or 1%, from December 31, 2013.  The decrease was driven by a $36.2 million decrease in OREO, driven by sales of $65.7 million and valuation adjustments of $19.0 million that more than offset additions of $48.5 million in 2014, and the aforementioned $29.5 million decrease in non-performing construction loans.  Foreclosures completed in 2014 that were transferred to the OREO inventory include the collateral underlying a $21.1 million commercial mortgage loan.  Given the prolonged recession and uncertainties in the economic environment in Puerto Rico, the Corporation continued to face pressures related to its non-performing loans and charge-off levels. Refer to “Risk Management - Non-accruing and Non-performing Assets” below for additional information.

•         Adversely classified commercial and construction loans, including non-performing loans held for sale, decreased by $65.6 million to $612.2 million, or 10%, from December 31, 2013 driven by certain loans paid off in both Puerto Rico and the United States, charge-offs and the upgrade of the $10.7 million construction loan that was restored to accrual status.

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

The Corporation evaluates the need for changes to the allowance by portfolio loan segments and classes of loans within certain of those portfolio segments. The Corporation combines loans with similar credit risk characteristics into the following portfolio segments: commercial mortgage, construction, commercial and industrial, residential mortgage, and consumer loans. Classes are usually disaggregations of the portfolio segments. The classes within the residential mortgage segment are residential mortgages guaranteed by the U.S. government and other loans.  The classes within the consumer portfolio are auto, finance leases, and other consumer loans. Other consumer loans mainly include unsecured personal loans, credit cards, home equity lines, lines of credits, and marine financing. The classes within the construction loan portfolio are land loans, construction of commercial projects, and construction of residential projects. The commercial mortgage and commercial and industrial segments are not further segmented into classes. The adequacy of the allowance for loan and lease losses is based on judgments related to the credit quality of each portfolio segment. These judgments consider ongoing evaluations of each portfolio segment, including such factors as the economic risks associated with each loan class, the financial condition of specific borrowers, the level of delinquent loans, historical loss experience, the value of any collateral and, where applicable, the existence of any guarantees or other documented support.  In addition to the general economic conditions and other factors described above, additional factors considered include the internal risk ratings assigned to loans.  An internal risk rating is assigned to each commercial loan at the time of approval and is subject to subsequent periodic review by the Corporation's senior management. The allowance for loan and lease losses is reviewed on a quarterly basis as part of the Corporation’s continued evaluation of its asset quality.

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

For all other loans, which include small, homogeneous loans, such as auto loans, all classes in the consumer loan portfolio, residential mortgages in amounts under $1 million and commercial and construction loans not considered impaired, the Corporation maintains a general valuation allowance established through a process that begins with estimates of incurred losses based upon various statistical analyses. The general reserve is primarily determined by applying loss factors according to the loan type and assigned risk category (pass, special mention, and substandard not considered to be impaired; all doubtful loans are considered impaired).

The Corporation uses a roll-rate methodology to estimate losses on its consumer loan portfolio based on delinquencies and considering credit bureau score bands. The Corporation tracks the historical portfolio performance to arrive at a weighted average distribution in each subgroup of each delinquency bucket. Roll-to-loss rates (loss factors) are calculated by multiplying the roll rates from each subgroup within the delinquency buckets forward through loss. Once roll rates are calculated, the resulting loss factor is applied to the existing receivables in the applicable subgroups within the delinquency buckets and the end results are aggregated to arrive at the required allowance level. The Corporation’s assessment also involves evaluating key qualitative and environmental factors, which include credit and macroeconomic indicators such as unemployment, bankruptcy trends, recent market transactions, and collateral values to account for current market conditions that are likely to cause estimated credit losses to differ from historical loss experience. The Corporation analyzes the expected delinquency migration to determine the future volume of delinquencies.

The non-PCI portion of a credit card portfolio acquired in 2012 was recorded at the fair value on the acquisition date of $353.2 million, net of a discount of $18.2 million. The discount at acquisition was attributable to uncertainties in the cash flows of this portfolio based on an estimation of inherent credit losses. As previously discussed, the discount recorded at acquisition was accreted and recognized in interest income over the period in which substantially all of the inherent losses associated with the non-PCI loans at the acquisition date were estimated to occur. Subsequent to acquisition, the Corporation evaluated its estimate of embedded losses on a quarterly basis. The allowance for non-PCI loans acquired was determined considering the outstanding balance of the portfolio net of any unaccreted discount. To the extent the required allowance exceeded the unaccreted discount, a provision was required. The remaining discount on the credit card portfolio acquired in 2012 was fully acreeted into income during the first half of 2014. The provision recorded during 2013 and 2014 relates to new purchases on these non-PCI credit card loans and to the allowance methodology described above. The provision in 2013 and 2014 was not related to changes in expected loan losses assumed in the accounting for the acquisition of the portfolio.

 The cash flow analysis for each residential mortgage pool is performed at the individual loan level and then aggregated to the pool level in determining the overall expected loss ratio. The model applies risk-adjusted prepayment curves, default curves, and severity curves to each loan in the pool. For loan restructuring pools, the present value of expected future cash flows under new terms, at the loan’s effective interest rate, is taken into consideration. Additionally, the default risk and prepayments related to loan restructurings are based on, among other things, the historical experience of these loans. Loss severity is affected by the expected house price scenario, which is based in part on recent house price trends. Default curves are used in the model to determine expected delinquency levels. The risk-adjusted timing of liquidations and associated costs are used in the model, and are risk-adjusted for the geographic area in which each property is located (Puerto Rico, Florida, or the Virgin Islands). For residential mortgage loans, the determination of reserves includes the incorporation of updated loss factors applicable to loans expected to liquidate over the next twelve months, considering the expected realization of similarly valued assets at disposition.

During the second quarter of 2014, the Corporation made certain enhancements to the general allowance estimation process for commercial loans, which mainly consisted of the following:

Utilization of longer historical loss periods to better reflect the level of incurred losses in portfolio. Historical charge-off rates are calculated by the Corporation on a quarterly basis by tracking cumulative charge-offs experienced over a two-year loss period on loans according to their internal risk rating (referred to as “base rate” for the quarter). Prior to the second quarter enhancements, the Corporation would use the base rate of the current quarter or the average of the last 4 quarters, if greater. During the second quarter of 2014, the Corporation eliminated the use of the “greater of” approach and adopted the utilization of the base rate average of the last 8 quarters. This change captures a longer historical period that helps mitigate period to period volatility in the loss rates.

Enhancements of the environmental factors adjustment. Prior to the second quarter of 2014 enhancements, these adjustments were applied in the form of basis point additions to the loss ratio based on changes in credit and economic indicators observed in the most recent periods. Beginning in the second quarter of 2014, the resulting factor derived from a set of risk-based ratings and weights assigned to credit and economic indicators over a reasonable period is applied to a developed expected range of historical losses, in order to adjust the base rates. These enhancements result in a framework that can be applied more consistently, by having a more granular analysis that better captures trends in economic conditions and the impact on the Corporation’s portfolio.

In addition, the calculation of loss rates for asset classifications with limited or zero loss history was improved to consider these loans’ migration experience.

At the date of implementation, the Corporation performed a parallel computation of the general reserve for commercial loans. The enhancements to the general allowance estimation process resulted in a net decrease to the allowance for loan losses of $4.8 million as of the implementation date of May 31, 2014.

In the third quarter of 2014, similar enhancements to the environmental factors adjustment framework were applied to the consumer loans portfolio. The framework was defined for secured and unsecured loans to consider the specific behaviors separately. With respect to the historical charge-off rates, during the third quarter of 2014, the Corporation adopted the utilization of the base rate calculated as the average of the net charge-off ratio for the 12-month period preceding the most recent four quarters. Previously, the base rate was calculated as the average of the last two years’ annual net charge-off ratio. The effect of these enhancements on the allowance for consumer loans was immaterial as of the implementation date of August 31, 2014.

Charge-off of Uncollectible Loans - Net charge-offs consist of the unpaid principal balances of loans held for investment that the Corporation determines are uncollectible, net of recovered amounts. Charge-offs are recorded as a reduction to the allowance for loan and lease losses and subsequent recoveries of previously charged off amounts are credited to the allowance for loan and lease losses. Collateral dependent loans in the construction, commercial mortgage, and commercial and industrial loan portfolios are charged off to their net realizable value (fair value of collateral, less estimated costs to sell) when loans are considered to be uncollectible.  Within the consumer loan portfolio, auto loans and finance leases are reserved once they are 120 days delinquent and are charged off to their estimated net realizable value when collateral deficiency is deemed uncollectible (i.e., when foreclosure/repossession is probable) or when the loan is 365 days past due.  Within the other consumer loans class, closed-end loans are charged off when payments are 120 days in arrears, except small personal loans. Open-end (revolving credit) consumer loans, including credit card loans, and small personal loans are charged off when payments are 180 days in arrears. On a quarterly basis, residential mortgage loans that are 180 days delinquent and have an original loan-to-value ratio that is higher than 60% are reviewed and charged-off, as needed, to the fair value of the underlying collateral. Generally, all loans may be charged off or written down to the fair value of the collateral prior to the policies described above if a loss-confirming event occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, or receipt of an asset valuation indicating a collateral deficiency when the asset is the sole source of repayment. The Corporation does not record charge-offs on PCI loans that are performing in accordance with or better than expectations as of the date of acquisition, as the fair value of these loans already reflects a credit component. The Corporation records charge-offs on PCI loans only if actual losses exceed estimated losses incorporated into the fair value recorded at acquisition and the amount is deemed uncollectible.

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

The impairment analysis of debt securities places special emphasis on the analysis of the cash position of the issuer and its cash and capital generation capacity, which could increase or diminish the issuer’s ability to repay its bond obligations, the length of time and the extent to which the fair value has been less than the amortized cost basis, and changes in the near-term prospects of the underlying collateral, if applicable, such as changes in default rates, loss severity given default, and significant changes in prepayment assumptions.  The Corporation also takes into consideration the latest information available about the overall financial condition of an issuer, credit ratings, recent legislation, government actions affecting the issuer’s industry, and actions taken by the issuer to deal with the economic climate. OTTI must be recognized in earnings if the Corporation has the intent to sell the debt security or it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis.  However, even if the Corporation does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a credit loss has occurred.  An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security.  The credit loss component of an OTTI, if any, is recorded as net impairment losses on debt securities in the statements of income (loss), while the remaining portion of the impairment loss is recognized in OCI, net of taxes, provided the Corporation does not intend to sell the underlying debt security and it is more likely than not that the Corporation will not have to sell the debt security prior to recovery.  The previous amortized cost basis less the OTTI recognized in earnings is the new amortized cost basis of the investment.  The new amortized cost basis is not adjusted for subsequent recoveries in fair value.  However, for debt securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income.

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

Under the Puerto Rico Internal Revenue Code of 2011 as amended (the “2011 PR Code”), the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax return and, thus, the Corporation is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from an NOL, a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable NOL carryforward period.

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

Changes in the valuation allowance from period to period are included in the Corporation’s tax provision in the period of change.  In 2010, the Corporation established a valuation allowance for substantially all of the deferred tax assets of its banking subsidiary, FirstBank, primarily due to the realization of significant losses driven by charges to the provision for loan losses, a three-year cumulative loss position as of the end of year 2010, and uncertainty regarding the amount of future taxable income that the Bank could forecast. As of December 31, 2014, based on the assessment of all positive and negative evidence, management concluded that it is more likely than not that FirstBank will generate sufficient taxable income within the applicable NOL carry-forward periods to realize a significant portion of its deferred tax assets and, therefore, reversed $302.9 million of the valuation allowance. This conclusion was based upon consideration of a number of factors including FirstBank’s (i) completion of a sixth consecutive quarter of profitability and (ii) forecast of future profitability, under several potential scenarios, where the Corporation assigned more weight to its continued profitability than to potential future growth which it is planning to achieve (see Note 24 to the Corporation’s audited financial statements for the year ended December 31, 2014 included in Item 8 of this Form 10-K).

Income tax expense includes Puerto Rico and USVI income taxes as well as applicable United States (“U.S.”) federal and state taxes. The Corporation is subject to Puerto Rico income tax on its income from all sources. As a Puerto Rico corporation, First BanCorp. is treated as a foreign corporation for U.S. and USVI income tax purposes and is generally subject to U.S. and USVI income tax only on its income from sources within the U.S. and USVI or income effectively connected with the conduct of a trade or business in those regions. Any such tax paid is also creditable against the Corporation’s Puerto Rico tax liability, subject to certain conditions and limitations. The 2011 PR Code provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations.

Under the 2011 PR Code, First BanCorp. is subject to a maximum statutory tax rate of 39%. The 2011 PR Code also includes an alternative minimum tax of 30% that applies if the Corporation’s regular income tax liability is less than the alternative minimum tax requirements. Prior to the approval of Act No. 40 (“Act 40”), known as the “Tax Burden Adjustment and Redistribution Act,” which amended the 2011 PR Code, First Bancorp.’s maximum statutory tax rate was 30% for the year ended December 31, 2012.   One of the main provisions of Act 40 that impacted financial institutions was the national gross receipts tax. The national gross receipts tax for financial institutions is computed on the basis of 1% of gross income, net of allowable exclusions. Subject to certain limitations, a financial institution is able to claim a credit of 0.5% of its gross income against its regular income tax or the alternative minimum tax (“AMT”). The Corporation’s national gross receipts tax expense for the year ended December 31, 2014 amounted to $5.7 million compared to $5.9 million recorded for 2013. This expense is included as part of “Taxes, other than income taxes” in the consolidated statement of income (loss). In 2014, the Corporation recorded a $2.9 million benefit related to this credit as a reduction to the provision for income taxes compared to a benefit of $3.0 million recorded in 2013. On December 22, 2014, the Governor of Puerto Rico signed Act No. 238, which amended the 2011 PR Code. Act No. 238 clarifies that the national gross receipts tax will not be applicable to taxable years starting after December 31, 2014.

The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through an International Banking Entity (“IBE”) of the Bank and through the Bank’s subsidiary, FirstBank Overseas Corporation, whose interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation. The IBE and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico on the specific activities indentified in the IBE Act. An IBE that operates as a unit of a bank pays income taxes at normal rates to the extent that the IBE’s net income exceeds 20% of the bank’s total net taxable income.

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

  As of December 31, 2014, the Corporation did not have UTBs recorded on its books. The years 2007 through 2009 were examined by the IRS and disputed issues, primarily related to the disallowance of certain expenses, were taken to administrative appeals during 2011. As a result of a final settlement with the IRS Appeals office during 2014, the Corporation released a portion of its reserve for uncertain tax positions resulting in a tax benefit of $1.8 million and paid $2.5 million to settle the tax liability resulting from the audit. Such settlement did not have an impact on the effective tax rate.

Refer to Note 24 of the Corporation’s audited financial statements for the year ended December 31, 2013 included in Item 8 of this Form 10-K for further information related to Income Taxes.

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

Private label MBS are collateralized by fixed-rate mortgages on single-family residential properties in the United States; the interest rate on the securities is variable, tied to 3-month LIBOR and limited to the weighted average coupon of the underlying collateral. The market valuation represents the estimated net cash flows over the projected life of the pool of underlying assets applying a discount rate that reflects market observed floating spreads over LIBOR, with a widening spread based on a nonrated security. The market valuation is derived from a model that utilizes relevant assumptions such as the prepayment rate, default rate, and loss severity on a loan level basis. The Corporation modeled the cash flow from the fixed-rate mortgage collateral using a static cash flow analysis according to collateral attributes of the underlying mortgage pool (i.e., loan term, current balance, note rate, rate adjustment type, rate adjustment frequency, rate caps, and others) in combination with prepayment forecasts obtained from a commercially available prepayment model (ADCO). The variable cash flow of the security is modeled using the 3-month LIBOR forward curve. Loss assumptions were driven by the combination of default and loss severity estimates, taking into account loan credit characteristics (loan-to-value, location, origination date, property type, occupancy loan purpose, documentation type, debt-to-income ratio, and other) to provide an estimate of default and loss severity.

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

Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments in 2014, 2013 and 2012 was immaterial.

Income Recognition on Loans

Loans that the Corporation has the ability and intent to hold for the foreseeable future are classified as held for investment. The substantial majority of the Corporation’s loans are classified as held for investment. Loans are stated at the principal outstanding balance, net of unearned interest, cumulative charge-offs, unamortized deferred origination fees and costs, and unamortized premiums and discounts. Fees collected and costs incurred in the origination of new loans are deferred and amortized using the interest method or a method that approximates the interest method over the term of the loan as an adjustment to interest yield. Unearned interest on certain personal loans, auto loans and finance leases and discounts and premiums are recognized as income under a method that approximates the interest method.

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

Non-Performing and Past-Due Loans – -  Loans on which the recognition of interest income has been discontinued are designated as non-performing.  Loans are classified as non-performing when they are 90 days past due for interest and principal, with the exception of residential mortgage loans guaranteed by the Federal Housing Administration (the “FHA”) or the Veterans Administration (the “VA”) and credit cards. It is the Corporation’s policy to report delinquent mortgage loans insured by the FHA or guaranteed by the VA as loans past due 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. However, the Corporation discontinues the recognition of income for FHA/VA loans when such loans are over 18 months delinquent. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), credit card loans are generally charged off in the period in which the account becomes 180 days past due. Credit card loans continue to accrue finance charges and fees until charged off at 180 days. Loans generally may be placed on non-performing status prior to when required by the policies described above when the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any). When a loan is placed on non-performing status, any accrued but uncollected interest income is reversed and charged against interest income and amortization of any net deferred fees is suspended. Interest income on non-performing loans is recognized only to the extent it is received in cash. However, when there is doubt regarding the ultimate collectability of loan principal, all cash thereafter received is applied to reduce the carrying value of such loans (i.e., the cost recovery method). Generally, the Corporation returns a loan to accrual status when all delinquent interest and principal becomes current under the terms of the loan agreement or when the loan is well secured and in the process of collection, and collectability of the remaining interest and principal is no longer doubtful. Loans that are past due 30 days or more as to principal or interest are considered delinquent, with the exception of residential mortgage, commercial mortgage, and construction loans, which are considered past due when the borrower is in arrears on two or more monthly payments.

Impaired Loans - A loan is considered impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the loan agreement. Loans with insignificant delays or insignificant shortfalls in the amounts of payments expected to be collected are not considered to be impaired. The Corporation measures impairment individually for those loans in the construction, commercial mortgage, and commercial and industrial portfolios with a principal balance of $1 million or more and any loans that have been modified in a troubled debt restructuring (“TDRs”). The Corporation also evaluates for impairment purposes certain residential mortgage loans and home equity lines of credit with high delinquency and loan-to-value levels. Generally, consumer loans are not individually evaluated for impairment on a regular basis except for impaired marine financing loans in amounts that exceed $1 million, home equity lines with high delinquency and loan-to-value levels and TDRs. Held-for-sale loans are not reported as impaired, as these loans are recorded at the lower of cost or fair value.

The Corporation generally measures impairment and the related specific allowance for individually impaired loans based on the difference between the recorded investment of the loan and the present value of the loans’ expected future cash flows, discounted at the effective original interest rate of the loan at the time of modification, or the loan’s observable market price. If the loan is collateral dependent, the Corporation measures impairment based upon the fair value of the underlying collateral, instead of discounted cash flows, regardless of whether foreclosure is probable. Loans are identified as collateral dependent if the repayment is expected to be provided solely by the underlying collateral, through liquidation or operation of the collateral.

When the fair value of the collateral is used to measure impairment or an impaired collateral-dependent loan and repayment or satisfaction of the loan is dependent on the sale of the collateral, the fair value of the collateral is adjusted to consider estimated costs to sell. If repayment is dependent only on the operation of the collateral, the fair value of the collateral is not adjusted for estimated costs to sell. If the fair value of the loan is less than the recorded investment, the Corporation recognizes impairment by either a direct write-down or establishing an allowance for the loan or by adjusting an allowance for the impaired loan. For an impaired loan that is collateral dependent, charge-offs are taken in the period in which the loan, or portion of the loan, is deemed uncollectible, and any portion of the loan not charged off is adversely credit risk rated at a level no worse than substandard.

A restructuring of a loan constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. TDRs typically result from the Corporation’s loss mitigation activities and residential mortgage loans modified in accordance with guidelines similar to those of the U.S. government’s Home Affordable Modification Program, and could include rate reductions, principal forgiveness, term extensions, payment forbearance, refinancing of any past-due amounts, including interest, escrow, and late charges and fees, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral.

TDRs are classified as either accrual or nonaccrual loans. A loan on nonaccrual status and restructured as a TDR will remain on nonaccrual status until the borrower demonstrates a sustained period of performance (generally six consecutive months of payments, inclusive of consecutive payments made prior to the modification), and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are evaluated in assessing whether the borrower can meet the new terms and may result in the loans being returned to accrual status at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Refer to Note 7 for additional qualitative and quantitative information about TDRs.

In connection with commercial restructurings, the decision to maintain a loan that has been restructured on accrual status is based on a current, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment under the modified terms. The credit evaluation reflects consideration of the borrower’s future capacity and willingness to pay, which may include evaluation of cash flow projections, consideration of the adequacy of collateral to cover all principal and interest, and trends indicating improving profitability and collectibility of receivables. This evaluation also includes an evaluation of the borrower’s current willingness to pay, which may include a review of past payment history, an evaluation of the borrower’s willingness to provide information on a timely basis, and consideration of offers from the borrower to provide additional collateral or guarantor support.

The evaluation of mortgage and consumer loans for restructurings includes an evaluation of the client’s disposable income and credit report, the value of the property, the loan to value relationship, and certain other client-specific factors that have impacted the borrower’s ability to make timely principal and interest payments on the loan. In connection with retail restructurings, a nonperforming loan will be returned to accrual status when current as to principal and interest, under revised terms, and upon sustained historical repayment performance.

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

If both of the conditions are met, the loan can be removed from the TDR classification in calendar years after the year in which the restructuring took place. However, the loan continues to be individually evaluated for impairment. Loans classified as TDRs, including loans in trial payment periods (trial modifications), are considered impaired loans.

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

Loans Acquired

All purchased loans are recorded at fair value at the date of acquisition. Loans acquired with evidence of credit deterioration since their origination and where it is probable at the date of acquisition that the Corporation will not collect all contractually required principal and interest payments are considered PCI loans. Evidence of credit quality deterioration as of the purchase date may include statistics such as past due and non-accrual status, and revised loan terms. Residential and consumer PCI loans have been aggregated into pools based on common risk characteristics. Each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. In accounting for PCI loans, the difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. The nonaccretable difference, which is neither accreted into income nor recorded on the consolidated statement of financial condition, reflects estimated future credit losses expected to be incurred over the life of the pool of loans. The excess of cash flows expected to be collected over the estimated fair value of PCI loans is referred to as the accretable yield. This amount is not recorded on the statement of financial condition, but is accreted into interest income over the remaining life of the pool of loans, using the effective-yield method.

   Subsequent to acquisition, the Corporation completes quarterly evaluations of expected cash flows. Decreases in expected cash flows attributable to credit will generally result in an impairment charge to the provision for loan and lease losses and the establishment of an allowance for loan and lease losses. Increases in expected cash flows will generally result in a reduction in any allowance for loan and lease losses established subsequent to acquisition and an increase in the accretable yield. The adjusted accretable yield is recognized in interest income over the remaining life of the pool of loans.

Resolutions of loans may include sales of loans to third parties, receipt of payments in settlement with the borrower, or foreclosure of the collateral. The Corporation’s policy is to remove an individual loan from a pool based on comparing the amount received from its resolution with its contractual amount.  Any difference between these amounts is absorbed by the nonaccretable difference for the entire pool. This removal method assumes that the amount received from resolution approximates pool performance expectations. The remaining accretable yield balance is unaffected and any material change in remaining effective yield caused by this removal method is addressed by the Corporation’s quarterly cash flow evaluation process for each pool. For loans that are resolved by payment in full, there is no release of the nonaccretable difference for the pool because there is no difference between the amount received at resolution and the contractual amount of the loan. Modified PCI loans are not removed from a pool even if those loans would otherwise be deemed TDRs.

   Because the initial fair value of PCI loans recorded at acquisition includes an estimate of credit losses expected to be realized over the remaining lives of the loans, the Corporation separately tracks and reports PCI loans and excludes these loans from its delinquency and non-performing loan statistics.

For acquired loans that are not deemed impaired at acquisition, subsequent to acquisition the Corporation recognizes the difference between the initial fair value at acquisition and the undiscounted expected cash flows in interest income over the period in which substantially all of the inherent losses associated with the non-PCI loans at the acquisition date are estimated to occur. Thus, such loans are accounted for consistently with other originated loans, potentially being classified as nonaccrual or impaired, as well as being classified under the Corporation’s standard practice and procedures. In addition, these loans are considered in the determination of the allowance for loan losses.

Loans held for sale

Loans that the Corporation intends to sell or that the Corporation does not have the ability and intent to hold for the foreseeable future are classified as held-for-sale loans. Loans held for sale are stated at the lower-of-cost-or-market.  Generally, the loans held-for-sale portfolio consists of conforming residential mortgage loans that the Corporation intends to sell to the Government National Mortgage Association (GNMA) and government sponsored entities (GSEs) such as the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). Generally, residential mortgage loans held for sale are valued on an aggregate portfolio basis and the value is primarily derived from quotations based on the mortgage-backed securities market. The amount by which cost exceeds market value in the aggregate portfolio of loans held for sale, if any, is accounted for as a valuation allowance with changes therein included in the determination of net income and reported as part of mortgage banking activities in the consolidated statement of income (loss). Loan costs and fees are deferred at origination and are recognized in income at the time of sale. The fair value of commercial mortgage and construction loans held for sale is primarily derived from external appraisals with changes in the valuation allowance reported as part of other non-interest income in the consolidated statement of income (loss).

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

Equity method for investments in unconsolidated entities

In connection with a sale of loans with a book value of $269.3 million to CPG/GS PR NPL, LLC (“CPG/GS”) completed on February 16, 2011, the Bank received a 35% subordinated interest in CPG/GS, as further discussed in Note 13. The Corporation’s investment in this unconsolidated entity was considered significant under Rule 3-09 of Regulation S-X for the year ended December 31, 2012. This rule looks to Rule 1-02(w) of Regulation S-X to determine the significance of the investee. The significance threshold for Rule 3-09 is 20% of assets or income. The Corporation must provide full financial information for unconsolidated subsidiaries and 50%-or-less owned entities accounted for by the equity method if the entities are significant, for any fiscal year presented, under the Rule 1-02(w) tests (investment or income tests) in Regulation S-X.

The Corporation accounts for its investment in CPG/GS under the equity method and includes the investment as part of investment in unconsolidated entity in the consolidated statements of financial condition. When applying the equity method, the Corporation follows the hypothetical liquidation book value (“HLBV”) method to determine its share of earnings or losses of the unconsolidated entity. Under the HLBV method, the Corporation determines its share of earnings or losses by determining the difference between its “claim on the entity’s book value” at the end of the period as compared to the beginning of the period. This claim is calculated as the amount the Corporation would receive if the entity were to liquidate all of its assets at recorded amounts determined in accordance with GAAP and distribute the resulting cash to the investors, according to their respective priorities as provided in the contractual agreements.

The Bank reports its share of CPG/GS’s operating results on a one-quarter lag basis. In addition, as a result of using HLBV, the difference between the Bank’s investment in CPG/GS and its claim on the book value of CPG/GS at the date of the investment, known as the basis difference, is amortized over the estimated life of the investment. The loss recorded in 2014 reduced the carrying amount of the Bank’s investment in CPG/GS to zero. No negative investment needs to be reported as the Bank has no legal obligation or commitment to provide further financial support to this entity; thus, no further losses will be recorded on this investment. Any potential increase in the carrying value of the investment in CPG/GS, under the HLBV method, would depend upon how better off the Bank is at the end of the period than it was at the beginning of the period after the waterfall calculation performed to determine the amount of gain allocated to the investors.

Results of Operations

Net Interest Income

Net interest income is the excess of interest earned by First BanCorp. on its interest-earning assets over the interest incurred on its interest-bearing liabilities.  First BanCorp.’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch of the Corporation’s assets and liabilities.  Net interest income for the year ended December 31, 2014 was $518.1 million, compared to $514.9 million and $461.7 million for 2013 and 2012, respectively.  On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments and unrealized gains and losses on liabilities measured at fair value, net interest income for the year ended December 31, 2014 was $535.0 million compared to $527.4 million and $466.6 million for 2013 and 2012, respectively.

       The following tables include a detailed analysis of net interest income. Part I presents average volumes and rates on an adjusted tax-equivalent basis and Part II presents, also on an adjusted tax-equivalent basis, the extent to which changes in interest rates and changes in the volume of interest-related assets and liabilities have affected the Corporation’s net interest income. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in volume multiplied by prior period rates) and (ii) changes in rate (changes in rate multiplied by prior period volumes). Rate-volume variances (changes in rate multiplied by changes in volume) have been allocated to the changes in volume and rate based upon their respective percentage of the combined totals.

       The net interest income is computed on an adjusted tax-equivalent basis and excluding: (1) the change in the fair value of derivative instruments, and (2) unrealized gains or losses on liabilities measured at fair value. For the definition and reconciliation of this non-GAAP measure, refer to discussions below.

Part I
	Average volume			Interest income(1) / expense			Average rate(1)
Year Ended December 31,	2014	2013	2012	2014	2013	2012	2014	2013	2012
	(Dollars in thousands)
Interest-earning assets:
Money market and other
short-term investments	$742,929	$684,074	$640,644	$1,892	$1,927	$1,827	0.25%	0.28%	0.29%
Government obligations (2)	350,175	338,571	555,364	8,258	7,892	9,839	2.36%	2.33%	1.77%
Mortgage-backed securities	1,669,406	1,666,091	1,182,142	54,291	52,841	37,090	3.25%	3.17%	3.14%
Corporate bonds	-	-	1,204	-	-	76	0.00%	0.00%	6.31%
FHLB stock	27,155	30,941	35,035	1,169	1,359	1,427	4.30%	4.39%	4.07%
Equity securities	320	1,330	1,377	-	-	6	0.00%	0.00%	0.44%
Total investments (3)	2,789,985	2,721,007	2,415,766	65,610	64,019	50,265	2.35%	2.35%	2.08%

Residential mortgage loans	2,751,366	2,681,753	2,800,647	153,373	148,033	150,854	5.57%	5.52%	5.39%
Construction loans	198,450	272,917	388,404	7,304	8,722	10,357	3.68%	3.20%	2.67%
C&I and commercial
mortgage loans	4,549,732	4,804,608	5,277,593	199,787	196,814	214,510	4.39%	4.10%	4.06%
Finance leases	240,268	240,479	239,699	19,530	20,591	20,887	8.13%	8.56%	8.71%
Consumer loans	1,806,646	1,799,402	1,561,085	205,278	220,089	196,293	11.36%	12.23%	12.57%
Total loans (4)(5)	9,546,462	9,799,159	10,267,428	585,272	594,249	592,901	6.13%	6.06%	5.77%
Total interest-earning
assets	$12,336,447	$12,520,166	$12,683,194	$650,882	$658,268	$643,166	5.28%	5.26%	5.07%

Interest-bearing liabilities:
Interest-bearing checking
accounts	$1,075,513	$1,127,857	$1,092,640	$6,446	$8,419	$9,421	0.60%	0.75%	0.86%
Savings accounts	2,426,171	2,344,444	2,258,001	15,416	15,852	17,382	0.64%	0.68%	0.77%
Certificates of deposit	2,296,314	2,310,200	2,215,599	26,371	29,264	34,602	1.15%	1.27%	1.56%
Brokered CDs	3,098,724	3,251,091	3,488,312	29,894	38,252	66,854	0.96%	1.18%	1.92%
Interest-bearing deposits	8,896,722	9,033,592	9,054,552	78,127	91,787	128,259	0.88%	1.02%	1.42%
Other borrowed funds	1,131,959	1,131,959	1,171,615	34,188	33,025	36,162	3.02%	2.92%	3.09%
FHLB advances	312,575	357,661	404,033	3,561	6,031	12,142	1.14%	1.69%	3.01%
Total interest-bearing
liabilities (6)	$10,341,256	$10,523,212	$10,630,200	$115,876	$130,843	$176,563	1.12%	1.24%	1.66%
Net interest income				$535,006	$527,425	$466,603
Interest rate spread							4.16%	4.02%	3.41%
Net interest margin							4.34%	4.21%	3.68%

(1)

On an adjusted tax-equivalent basis.  The adjusted tax-equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less the Puerto Rico statutory tax rate (39.0% for  2014 and 2013; 30% for 2012) and adding to it the cost of interest-bearing liabilities.  The tax-equivalent adjustment recognizes the income tax savings when comparing taxable and tax-exempt assets.  Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread and net interest margin on a fully tax-equivalent basis. Therefore, management believes these measures provide useful information to investors by allowing them to make peer comparisons. Changes in the fair value of derivatives and unrealized gains or losses on liabilities measured at fair value are excluded from interest income and interest expense because the changes in valuation do not affect interest paid or received.

(2)	Government obligations include debt issued by government-sponsored agencies.
(3)	Unrealized gains and losses on available-for-sale securities are excluded from the average volumes.
(4)	Average loan balances include the average of non-performing loans.
(5)

Interest income on loans includes $14.2 million, $13.8 million and $12.7 million for 2014, 2013 and 2012, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

(6)	Unrealized gains and losses on liabilities measured at fair value are excluded from the average volumes.

Part II

	2014 Compared to 2013			2013 Compared to 2012
	Increase (decrease)			Increase (decrease)
	Due to:			Due to:
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income on interest-earning
assets:
Money market and other
short-term investments	$158	$(193)	$(35)	$123	$(23)	$100
Government obligations	273	93	366	(4,447)	2,500	(1,947)
Mortgage-backed securities	105	1,345	1,450	15,344	407	15,751
Corporate bonds	-	-	-	(76)	-	(76)
FHLB stock	(163)	(27)	(190)	(173)	105	(68)
Equity securities	-	-	-	-	(6)	(6)
Total investments	373	1,218	1,591	10,771	2,983	13,754
Residential mortgage loans	3,870	1,470	5,340	(6,484)	3,663	(2,821)
Construction loans	(2,560)	1,142	(1,418)	(3,385)	1,750	(1,635)
C&I and commercial
mortgage loans	(10,816)	13,789	2,973	(19,300)	1,604	(17,696)
Finance leases	(18)	(1,043)	(1,061)	67	(363)	(296)
Consumer loans	855	(15,666)	(14,811)	29,558	(5,762)	23,796
Total loans	(8,669)	(308)	(8,977)	456	892	1,348
Total interest income	$(8,296)	$910	$(7,386)	$11,227	$3,875	$15,102
Interest expense on interest-bearing
liabilities:
Brokered CDs	$(1,726)	$(6,632)	$(8,358)	$(4,284)	$(24,318)	$(28,602)
Other interest-bearing deposits	136	(5,438)	(5,302)	2,194	(10,064)	(7,870)
Other borrowed funds	-	1,163	1,163	(1,198)	(1,939)	(3,137)
FHLB advances	(691)	(1,779)	(2,470)	(1,267)	(4,844)	(6,111)
Total interest expense	(2,281)	(12,686)	(14,967)	(4,555)	(41,165)	(45,720)
Change in net interest income	$(6,015)	$13,596	$7,581	$15,782	$45,040	$60,822

Portions of the Corporation’s interest-earning assets, mostly investments in obligations of some U.S. government agencies and sponsored entities, generate interest which is exempt from income tax, principally in Puerto Rico. Also, interest and gains on sales of investments held by the Corporation’s IBEs are tax-exempt under the Puerto Rico tax law (refer to the Income Taxes discussion below for additional information). To facilitate the comparison of all interest data related to these assets, the interest income has been converted to an adjusted tax equivalent basis. The tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less the Puerto Rico statutory tax rate as adjusted for changes to enacted tax rates (39.0% for 2014 and 2013; 30.0% for 2012) and adding to it the average cost of interest-bearing liabilities. The computation considers the interest expense disallowance required by Puerto Rico tax law.

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

    The following table reconciles net interest income in accordance with GAAP to net interest income, excluding valuations and the $2.5 million prepayment penalty collected on a commercial mortgage loan paid off in the fourth quarter of 2014, and net interest income on an adjusted tax-equivalent basis.  The table also reconciles net interest spread and net interest margin on a GAAP basis to these items excluding valuations and the prepayment penalty, and on an adjusted tax-equivalent basis:

	Year Ended December 31,
	2014	2013	2012
(Dollars in thousands)
Interest income - GAAP	$633,949	$645,788	$637,777
Unrealized gain on derivative instruments	(1,258)	(1,695)	(901)
Interest income excluding valuations	632,691	644,093	636,876
Prepayment penalty income on a commercial mortgage loan
tied to an interest rate swap	(2,546)	-	-
Interest income excluding valuations and a $2.5 million
prepayment penalty collected	630,145	644,093	636,876
Tax-equivalent adjustment	18,191	14,175	6,290
Prepayment penalty collected on a commercial
mortgage loan	2,546	-	-
Interest income on a tax-equivalent basis excluding
valuations	650,882	658,268	643,166
Interest expense - GAAP	115,876	130,843	176,072
Unrealized gain on liabilities measured at fair value	-	-	491
Interest expense excluding valuations	115,876	130,843	176,563

Net interest income - GAAP	$518,073	$514,945	$461,705

Net interest income excluding valuations and a $2.5 million
prepayment penalty income	$514,269	$513,250	$460,313

Net interest income on a tax-equivalent basis
excluding valuations	$535,006	$527,425	$466,603
Average Balances
Loans and leases	$9,546,462	$9,799,159	$10,267,428
Total securities and other short-term investments	2,789,985	2,721,007	2,415,766
Average interest-earning assets	$12,336,447	$12,520,166	$12,683,194

Average interest-bearing liabilities	$10,341,256	$10,523,212	$10,630,200
Average Yield/Rate
Average yield on interest-earning assets - GAAP	5.14%	5.16%	5.03%
Average rate on interest-bearing liabilities - GAAP	1.12%	1.24%	1.66%
Net interest spread - GAAP	4.02%	3.92%	3.37%
Net interest margin - GAAP	4.20%	4.11%	3.64%

Average yield on interest-earning assets excluding valuations
and a $2.5 million prepayment penalty	5.11%	5.14%	5.02%
Average rate on interest-bearing liabilities excluding valuations	1.12%	1.24%	1.66%
Net interest spread excluding valuations and a $2.5 million
prepayment penalty	3.99%	3.90%	3.36%
Net interest margin excluding valuations and a $2.5 million
prepayment penalty	4.17%	4.10%	3.63%

Average yield on interest-earning assets on a tax-equivalent
basis and excluding valuations	5.28%	5.26%	5.07%
Average rate on interest-bearing liabilities
excluding valuations	1.12%	1.24%	1.66%
Net interest spread on a tax-equivalent basis and excluding
valuations	4.16%	4.02%	3.41%
Net interest margin on a tax-equivalent basis and excluding
valuations	4.34%	4.21%	3.68%

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

Derivative instruments, such as interest rate swaps, are subject to market risk. While the Corporation does have certain trading derivatives to facilitate customer transactions, the Corporation does not utilize derivative instruments for speculative purposes. As of December 31, 2014, most of the interest rate swaps outstanding are used for protection against rising interest rates, although not designated as hedges.  Refer to Note 29 of the Corporation’s audited financial statements for the year ended December 31, 2014 included in Item 8 of this Form 10-K for further details concerning the notional amounts of derivative instruments and additional information. As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on net interest income. This will depend, for the most part, on the shape of the yield curve, the level of interest rates, and the expectations for rates in the future.

2014 compared to 2013

Net interest income for the year ended December 31, 2014 amounted to $518.1 million, an increase of $3.1 million, when compared to $514.9 million in 2013. Net interest income for 2014 includes income from a prepayment penalty of $2.5 million recorded in the fourth quarter on a commercial mortgage loan paid by the borrower to compensate for the economic loss sustained by the Corporation in the early termination of an interest rate swap agreement that provided an economic hedge of the cash flows associated with this loan.  Such loss equals the mark-to-market unrealized losses recorded by the Corporation in prior periods for the terminated interest rate swap.  Net interest income, excluding valuations and the $2.5 million prepayment penalty, increased by $1.0 million to $514.3 million for 2014, as compared to 2013, and the related net interest margin increased by 7 basis points to 4.17%.  The increase in net interest income and margin was primarily driven by a reduction in the average cost of funds, improved deposit mix, and the maturity of high-cost borrowings.  In addition, net interest income and margin were favorably impacted by the acquisitions of residential mortgage loans from another financial institution completed in 2014, partially offset by lower yields on consumer loans and a decrease in the average volume of commercial and construction loans.

The Corporation reduced the average cost of funds as a result of lower rates paid on brokered CDs, savings, and interest-bearing checking accounts.  For the year ended December 31, 2014, the average cost of brokered CDs decreased by 22 basis points to 0.96% compared to 2013, and the average balance of brokered CDs for 2014 decreased by $152.4 million, compared to 2013. These reductions resulted in a decline of $8.4 million in interest expense for 2014, when compared to 2013. In 2014, the Corporation repaid approximately $1.75 billion of maturing brokered CDs with an all-in cost of 0.81% and issued $1.5 billion of new brokered CDs with an all-in cost of 0.79%.

The Corporation’s strategic focus remains to grow non-brokered deposits and improve the overall funding mix.  For the year ended December 31, 2014, the average rate paid on non-brokered deposits decreased by 10 basis points to 0.83% compared to the same period in 2013. The average balance of non-brokered deposits for the year ended December 31, 2014 increased by $15.5 million to $5.8 billion, compared to the same period in 2013. These variances resulted in a net decrease of $5.3 million in interest expense for 2014, when compared to 2013.

The decrease in the overall cost of funding also reflects maturities of some high-cost borrowings; in the latter part of 2013, the Corporation repaid approximately $53.4 million of FHLB advances with an all-in cost of 4.94% and issued $25 million in the third quarter of 2014 with an all-in cost of 1.79%.  This represented a decrease of approximately $2.5 million in interest expense for 2014, as compared to 2013, partially offset by contractual repricings of certain structured repurchase agreements totaling $200 million that resulted in an increase of approximately $1.2 million in interest expense.

Net interest income and margin were also favorably impacted by an increase of $8.7 million in interest income attributable to acquisitions of residential mortgage loans from another financial institution completed in 2014.  Interest income on mortgage loans acquired from Doral on May 30, 2014 was approximately $6.3 million higher than the interest income recorded in 2013 on Doral’s previous commercial secured borrowings.  Refer to “Provision and Allowance for Loan and Lease Losses” discussion below for additional information about this transaction completed in the second quarter of 2014.  In addition, interest income of $2.4 million was recorded in 2014 in connection with a $192.6 million portfolio of performing residential mortgage loans purchased from Doral Bank early in the fourth quarter.

The aforementioned variances were partially offset by lower yields on consumer loans, a decrease in the average volume of commercial and construction loan portfolios, and lower yields on MBS investments.

The average yield of consumer loans (including finance leases) decreased to 10.98% for 2014, from 11.80% for 2013, for an adverse impact of approximately $16.7 million in interest income.  The decline in the average yield reflects both the impact of lower rates on new loan originations given the current level of interest rates and the fact that the remaining discount related to the credit card portfolio acquired in 2012 was fully accreted into income during the first half of 2014.  The discount accretion included in interest income in 2014 was $3.8 million compared to $9.6 million in 2013, a decrease of $5.8 million.

The decrease of $177.2 million in the average volume of commercial and construction loans, excluding the average volume of Doral’s secured borrowings, partially offset by higher yields, resulted in a $1.6 million reduction in interest income attributable to such portfolios.

In addition, net interest income and margin were adversely impacted by a 4 basis points reduction in the average yield of MBS investments, or a decrease in interest income of approximately $0.7 million, mainly reflecting the gradual reinvestment of MBS prepayments in lower-yielding investments given the low interest rate environment or the deposit of such prepayments in cash balances maintained at the Federal Reserve Bank.

 On an adjusted tax-equivalent basis, net interest income for the year ended December 31, 2014 increased $7.6 million to $535.0 million when compared to 2013. In addition to the facts discussed above, the increase for the 2014 period also includes an increase of $4.0 million in the tax-equivalent adjustment.

2013 compared to 2012

Net interest income increased 11% to $514.9 million for 2013 from $461.7 million in 2012.  The increase was primarily driven by a reduction in the average cost of funds, a higher volume of MBS, and interest income contributed by the credit card portfolio acquired in late May 2012.

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

The aforementioned favorable items were partially offset by a $1.1 million decrease in interest income on loans, mainly due to a $468.3 million decrease in the average volume of loans.  The average volume of commercial and construction loans decreased by $588.5 million, resulting in a decrease of approximately $20.5 million in interest income, driven by significant repayments of commercial credit facilities, and the bulk sale of adversely classified loans completed in the first quarter of 2013. In addition, interest income on the residential mortgage loan portfolio decreased by $4.1 million driven by higher inflows of loans to non-performing status. These variances were partially offset by a $23.5 million increase in interest income on consumer loans, driven by an increase of $18.7 million in the interest income contributed by the credit card loans portfolio, reflecting the full-year effect of this portfolio that was acquired in late May 2012.

On an adjusted tax-equivalent basis, net interest income increased by $60.8 million, or 13%, for 2013 compared to 2012 mainly due to reductions in the overall cost of funding, and a higher volume of investment securities, as discussed above.  The increase for 2013 also includes an increase of $7.9 million in the tax-equivalent adjustment, compared to 2012.

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

During 2014, the Corporation recorded a provision for loan and lease losses of $109.5 million, compared to $243.8 million in 2013 and $120.5 million in 2012.  The provision for the year ended December 31, 2013 includes a charge of $132.0 million related to the bulk sales of adversely classified and non-performing assets and the transfer of certain construction and commercial loans to held for sale in the first half of 2013.

2014 compared to 2013

The adjusted provision for loan and lease losses, excluding the impact of the bulk sales of assets and transfer of certain commercial loans to held for sale in 2013, decreased by $2.2 million in 2014, as compared to 2013, mainly related to higher recoveries in the United States region, a decrease in the size of the construction and commercial portfolios, and an improved residential mortgage loans portfolio composition following the sale of non-performing residential assets in 2013, partially offset by an increase in the provision for consumer loans.

In terms of geography and categories, the Corporation recorded a provision for loan and lease losses of $137.6 million in Puerto Rico for 2014 compared to $245.6 million for 2013. Excluding the impact of the bulk sales of assets and the transfer of loans to held for sale in 2013, the adjusted provision for loan and lease losses in Puerto Rico increased by $12.6 million in 2014. The variance reflects a $25.7 million increase in the provision for consumer loans mainly due to higher charge-offs and adjustments to account for higher loss severity rates on the auto loan portfolio, partially offset by a decrease in the provision for credit card loans tied to the decrease in size of this portfolio.

On May 30, 2014, FirstBank purchased from Doral all of its rights, title and interest in first and second mortgage loans having an unpaid principal balance of approximately $241.7 million for an aggregate price of approximately $232.9 million.  Doral had pledged the mortgage loans to FirstBank as collateral for secured borrowings pursuant to a series of credit agreements between the parties entered into in 2006.  As consideration for the purchase of the mortgage loans, FirstBank credited approximately $232.9 million as full satisfaction of the outstanding balance of the Doral secured borrowings plus interest owed to FirstBank.  The estimated fair value of the mortgage loans at acquisition was $226.0 million.  This transaction resulted in a loss of $6.9 million derived from the difference between the fair value of the mortgage loans acquired, $226.0 million, and the book value of the secured borrowings of $232.9 million.  Approximately $5.5 million of the loss was part of the general allowance for loan losses established for commercial loans in prior periods; thus, an additional charge to the provision of $1.4 million was recorded in 2014.

The aforementioned increases were partially offset by an $8.1 million reduction in the provision for residential mortgage loans driven by an improved portfolio composition following the sale of non-performing residential assets in 2013 and a $6.5 million decrease in the provision for the commercial and construction portfolio mainly related to certain recoveries of amounts previously charged-off related to construction loans and updated appraisals on commercial mortgage loans.

In the United States, the Corporation continued to see improvements in terms of recoveries of amounts previously charged-off, stability of collateral values and reductions in adversely classified assets.  For the year ended December 31, 2014, the Corporation recorded a negative provision of $27.7 million compared to a negative provision of $10.7 million for 2013. Higher negative provisions in 2014 are primarily related to higher recoveries, releases related to updated appraisals, a lower level of adversely classified assets related to the commercial and construction portfolios, and lower reserve requirements for residential mortgage loans evaluated for impairment purposes.  The following table sets forth a detail of the charge-offs and recoveries recorded in the Florida region for 2014 and 2013:

	Year Ended
	December 31,
	2014	2013
	(In thousands)

Charge-offs	$(1,398)	$(9,857)
Recoveries	14,210	5,075
Net recoveries (charge-offs)	$12,812	$(4,782)

The Virgin Islands region recorded a negative provision for loan losses of $0.4 million in 2014 compared to a provision of $8.8 million in 2013. The decrease in the provision was mainly due to the portion of losses of the bulk sale of nonperforming residential assets and the transfer of loans to held for sale in 2013 attributable to the Virgin Islands portfolio. Excluding the impact of the bulk sales of non-performing residential assets and the transfer of loans to held for sale in 2013, the Corporation recorded a negative provision of $2.6 million. The lower negative provision in 2014 primarily reflects the impact in 2013 of a $1.8 million recovery on the sale of the underlying collateral of a construction project and an increase of $0.5 million in the provision for residential mortgage loans.

Refer to “Credit Risk Management” below for an analysis of the allowance for loan and lease losses, nonperforming assets, impaired loans and related information, including information about enhancements to the allowance for loan losses estimation process implemented during the second quarter of 2014, and refer to “Financial Condition and Operating Analysis – Loan Portfolio” and under “Risk Management — Credit Risk Management” below for additional information concerning the Corporation’s loan portfolio exposure in the geographic areas where the Corporation does business.

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

Excluding the impact of the bulk sales of assets and the transfer of loans to held for sale, the provision for loan and lease losses for 2013 was $111.7 million, a decrease of $8.8 million compared to 2012.  The decrease was mainly attributable to a reduction in charges to specific reserves for commercial and construction loans commensurate with the decline in the level of impaired and adversely classified loans, particularly higher charges in 2012 related to a construction loan in the Virgin Islands that was transferred to held for sale in 2013.  In addition, the decrease was attributable to lower provision requirements for the Puerto Rico residential mortgage loan portfolio driven by lower charge-offs, an improved portfolio composition following the bulk sale of non-performing residential assets, and the impact in 2012 of adjustments to loss factors that were reflective of market conditions, including assumptions regarding loss severities that took into consideration qualitative and quantitative factors such as loan resolution and liquidation strategies and average time for liquidation.  The aforementioned decreases were partially offset by an increase in the provision for consumer loans, mainly due to a higher general reserve for auto loans based on historical loss experience, and the overall increase in the size of this portfolio, and an increase in the provision for the credit card loan portfolio that was acquired in late May 2012.

The bulk sale of approximately $217.7 million of adversely classified and non-performing assets, mainly commercial loans, completed in the first quarter of 2013 resulted in charge-offs of approximately $98.5 million.  In determining the historical loss rate for the computation of the general reserve for commercial loans, the Corporation includes the portion of these charge-offs that was related to the acceleration of previously reserved credit losses amounting to approximately $39.9 million.  The Corporation considered that the portion not deemed to be credit-related was not indicative of the ultimate losses that may have occurred had the assets been resolved on an individual basis, over time and not in a steeply discounted bulk sale. A transaction, such as this one, entered  into to expedite the reduction of non-performing and adversely classified assets, can result in charge-offs that are not reflective of true credit-related charge-off history since there is a component related to the discounted value realized on a bulk sale basis. Accordingly, the Corporation concluded it is reasonable to exclude the component related to the discounted value from its historical charge-off analysis used in estimating its allowance for loan losses.

In terms of geography and categories, in Puerto Rico, the Corporation recorded a provision of $245.6 million compared to $112.4 million in 2012.  The increase primarily reflects a provision of $120.6 million recorded on the bulk sales of assets attributable to Puerto Rico loans.  Excluding the impact of the bulk sales of assets and the transfer of loans to held for sale, the provision for loan and lease losses in Puerto Rico increased $12.6 million to $125 million compared to 2012.  The higher provision was mainly related to an increase of $21.3 million in the provision for consumer loans, reflecting higher general reserves on auto and boat loans based on historical loss experience and the overall increase in the size of this portfolio and, to a lesser extent, an increase in the provision for the non-PCI credit card loan portfolio acquired in late May 2012.  This was partially offset by a decrease of $10.8 million in the provision for residential mortgage loans driven by lower charge-offs, an improved  portfolio composition following the bulk sale of non-performing residential assets, and the impact in 2012 of adjustments to loss factors that were reflective of market conditions, including assumptions regarding loss severities that took into consideration qualitative and quantitative factors such as loan resolution and liquidation strategies and average time for liquidation.

With respect to the portfolio in the U.S., the Corporation recorded a negative provision of $10.7 million in 2013 compared to a negative provision of $9.1 million in 2012.  The variance mainly reflects a reduction in the amount of adversely classified commercial loans and stability in collateral values.  In addition, there was a recovery of $4.5 million related to a troubled debt restructured loan paid-off in Florida.

The Virgin Islands region recorded a provision of $8.8 million in 2013 compared to $17.7 million in 2012.  The provision in 2013 includes a charge of $5.2 million related to the bulk sale of non-performing residential assets attributable to Virgin Islands loans completed in the second quarter of 2013, and a charge of $6.3 million related to a commercial construction loan relationship transferred to held for sale in the first quarter of 2013.  Excluding the impact of the bulk sale of non-performing residential assets and the transfer of loans to held for sale attributable to Virgin Islands loans, the Corporation recorded a negative provision of $2.6 million, or a $19.8 million reduction in the provision as compared to 2012.  The decrease mainly reflects higher charges in 2012 related to the loan relationship that was transferred to held for sale in 2013.

Non-Interest Income (Loss)

The following table presents the composition of non-interest income (loss):

	2014	2013	2012
	(In thousands)
Service charges on deposit accounts	$16,709	$16,974	$18,373
Mortgage banking activities	14,685	16,830	19,960
Insurance income	6,868	5,955	5,549
Broker-dealer income	459	97	2,630
Other operating income	30,033	28,079	24,101

Non-interest income before net (loss) gain on investments,
equity in loss of unconsolidated entity, and write-off
of collateral pledged to Lehman	68,754	67,935	70,613

Proceeds from securities litigation settlement and other proceeds	-	-	36
Net gain on sale of investments	262	-	-
OTTI on equity securities	-	(42)	-
OTTI on debt securities	(388)	(117)	(2,002)
Net loss on investments	(126)	(159)	(1,966)
Impairment -collateral pledged to Lehman	-	(66,574)	-
Equity in loss of unconsolidated entity	(7,280)	(16,691)	(19,256)
Total	$61,348	$(15,489)	$49,391

Non-interest income primarily consists of service charges on deposit accounts; commissions derived from various banking, securities and insurance activities; gains and losses on mortgage banking activities; interchange and other fees related to debit and credit cards; equity in earnings (loss) of the unconsolidated entity; and net gains and losses on investments and impairments.

 Service charges on deposit accounts include monthly fees, overdraft fees, cash management and other fees on deposit accounts.

 Income from mortgage banking activities includes gains on sales and securitizations of loans, revenues earned for administering residential mortgage loans originated by the Corporation and subsequently sold with servicing retained, and unrealized gains and losses on forward contracts used to hedge the Corporation’s securitization pipeline.  In addition, lower-of-cost-or-market valuation adjustments to the Corporation’s residential mortgage loans held for sale portfolio and servicing rights portfolio, if any, are recorded as part of mortgage banking activities.

Insurance income consists mainly of insurance commissions earned by the Corporation’s subsidiary, FirstBank Insurance Agency, Inc.

Broker-dealer income consists of commissions earned from the Corporation’s broker-dealer subsidiary activities, FirstBank Puerto Rico Securities.

The other operating income category is composed of miscellaneous fees such as debit, credit card and point of sale (POS) interchange fees.

The net gain (loss) on investment securities reflects gains or losses as a result of sales that are consistent with the Corporation’s investment policies as well as OTTI charges on the Corporation’s investment portfolio.

Equity in earnings (losses) of unconsolidated entity relates to FirstBank’s investment in CPG/GS, the entity that purchased $269 million of loans from FirstBank during the first quarter of 2011. The Bank holds a 35% subordinated ownership interest in CPG/GS. The majority owner of CPG/GS is entitled to recover its initial investment and a priority return of 12% prior to any return paid to the Bank. The adjustments of $7.3 million recorded in the first half of 2014 reduced to zero the book value of the Bank’s investment in CPG/GS as of December 31, 2014. No negative investments needs to be reported as the Bank has no legal obligation or commitment to provide further financial support to this entity; thus, no further losses will be recorded on this investment. Any potential increase in the carrying value of the investment in CPG/GS, under the Hypothetical Liquidation Book Value method, would depend upon how better off the Bank is at the end of the period than it was at the beginning of the period after the waterfall calculation performed to determine the amount of gain allocated to the investors. Refer to Note 13 of the Corporation’s audited financial statements for the year ended December 31, 2014 included in Item 8 of this Form 10-K for additional information about the Bank’s investment in CPG/GS.

2014 compared to 2013

Non-interest income for 2014 amounted to $61.3 million, compared to non-interest loss of $15.5 million for 2013.  The non-interest loss for 2013 includes the $66.6 million write-off of the collateral pledged to Lehman that was recorded in the second quarter of 2013. Adjusted non-interest income, excluding the Lehman collateral write-off, increased $10.3 million primarily due to:

•         A $9.4 million decrease in equity in losses of unconsolidated entity, as the Corporation recorded equity in loss of $7.3 million for 2014 compared to a loss of $16.7 million for 2013.

•         A $2.0 million positive variance in other operating income mainly due to the impact in 2013 of lower of cost or market adjustments to commercial loans held for sale that resulted in a net charge of $1.5 million in 2013.  These adjustments were related to non-performing loans transferred at the beginning of year 2013, particularly a commercial mortgage loan in which the Corporation received foreclosed real estate in partial satisfaction of a debt arrangement.

•         A $0.9 million increase in insurance commission income.

•         A $0.4 million increase related to underwriting fees on a bond issuance of the Puerto Rico government early in 2014.

•         A $0.3 million gain on the sale of a $4.6 million Puerto Rico government agency bond.

Partially offset by:

•         A $2.1 million decrease in revenues from mortgage banking activities driven by a $3.1 million decrease in net gains on sales of loans as a result of a lower volume of sales and securitizations and a $0.8 million increase in expenses related to breaches of representations and warranties on residential mortgage sales and compensatory fees imposed by government-sponsored agencies.  In addition, there was a $0.2 million decrease in servicing fees reflecting the expiration of the interim servicing on loans included in the bulk sales of 2013.  Loan sales and securitizations for 2014 of $337.2 million resulted in a realized gain of $12.0 million, compared to sales and securitizations of $579.8 million and a related realized gain of $15.1 million recorded in 2013. These variances were partially offset by the positive variance resulting from the impact in the first half of 2013 of a $1.8 million lower of cost or market valuation charge on residential mortgage loans held for sale.

•         A $0.3 million decrease in service charges on deposit accounts primarily related to cash management and overdraft fees.

•         A $0.2 million increase in OTTI charges on debt and equity securities.  The OTTI charge for both periods is mainly related to credit losses associated with private label mortgage-backed securities held by the Corporation with an amortized cost of $45.7 million as of December 31, 2014.

2013 compared to 2012

Non-interest loss for 2013 amounted to $15.5 million, including the $66.6 million write-off of the collateral pledged to Lehman, compared to non-interest income of $49.4 million for 2012.  Adjusted non-interest income, excluding the Lehman collateral write-off, increased $1.7 million, primarily reflecting:

•         A $2.6 million decrease in losses on the Bank’s investment in the unconsolidated entity to which the Bank sold loans in 2011, CPG/GS.  Equity in loss of unconsolidated entity in 2013 amounted to $16.7 million compared to a loss of $19.3 million in 2012.  The variance was mainly driven by results of operations, including changes in the fair value of loans receivable held by CPG/GS where fair value is determined on a discounted cash flow basis.  At valuation dates, key inputs and assumptions are updated to reflect changes in the market, the performance of the underlying assets, and expectations of a market participant.

•         An aggregate increase of $4.6 million in merchant fees and ATM and POS interchange fees, recorded as part of “Other” in the table above.

•         A $1.8 million decrease in OTTI charges on debt and equity securities.

•         A $0.8 million increase in loan fees, including unused fees on commitments, agent fees, and other non-deferrable fees on commercial loans, included as part of “Other” in the table above.

•         A $0.4 million increase in insurance commission income.

Partially offset by:

•         A $3.1 million decrease in revenues from the mortgage banking business mainly due to lower profit margins on sales and securitization of residential mortgage loans.  Realized gains on sales and securitizations decreased by $3.3 million compared to 2012. In addition, a $1.8 million lower of cost or market valuation charge on residential mortgage loans held for sale was recorded in 2013. These variances were partially offset by a $1.5 million increase in servicing fees, commensurate with a higher servicing portfolio, and a favorable variance of approximately $0.9 million related to the decrease in the valuation allowance of servicing assets.

•         A $2.5 million decrease in income from broker-dealer activities, mainly underwriting fees, due to fewer transactions closed in 2013.

•         Lower of cost or market adjustments to commercial loans held for sale that resulted in a net charge of $1.5 million in 2013. This charge is included as part of “Other” in the table above.

Non-Interest Expenses

The following table presents the components of non-interest expenses:

	2014	2013	2012
		(In thousands)
Employees' compensation and benefits	$135,422	$130,815	$125,329
Occupancy and equipment	58,290	60,746	60,927
Insurance and supervisory fees	39,131	48,470	52,596
Taxes, other than income taxes	18,089	18,109	13,473
Professional fees:
Collections, appraisals and other credit-related fees	12,064	12,659	8,126
Outsourcing technology services	18,439	14,144	4,945
Other professional fees	17,437	22,641	15,266
Credit and debit card processing expenses	15,449	12,909	6,005
Business promotion	16,531	15,977	14,093
Communications	7,766	7,401	7,085
Net loss on OREO and OREO operations	20,596	42,512	25,116
Loss contingency for attorneys' fees-Lehman litigation	-	2,500	-
Other	19,039	26,145	21,922
Total	$378,253	$415,028	$354,883

2014 compared to 2013

Non-interest expenses decreased by $36.8 million to $378.3 million for the year ended December 31, 2014, compared to $415.0 million for 2013, primarily due to:

•         A $21.9 million decrease in the net loss on OREO and OREO operations mainly related to lower write-downs and losses on the sale of OREO properties and, to a lesser extent, lower net operating expenses. Total write-downs and losses on sales amounted to $14.9 million for 2014 compared to $33.9 million for 2013, a decrease of $19.0 million. This variance primarily reflects a decrease of $16.4 million in market value adjustments and the impact in 2013 of a $1.9 million loss on the sale of certain OREO properties as part of the bulk sale of non-performing residential assets. In addition, operating expenses decreased by approximately $2.9 million primarily related to higher rental income and reductions in maintenance and repairs consistent with the decrease in the inventory.

•         A $9.5 million decrease in the FDIC deposit insurance premium expense reflecting, among other things, improved earnings trends, the decrease in brokered deposits, a strengthened capital position and a decrease in the amount of leveraged commercial loans. This expense is included as part of “Insurance and supervisory fees” in the table above.

•         A $2.5 million decrease in occupancy and equipment mainly related to a decrease in the depreciation expense attributable to assets fully depreciated, and a $0.5 million decrease in property taxes related to a tax debt settlement.

•         The $2.5 million loss contingency recorded in 2013 related to attorneys’ fees granted by the court to Barclays Capital in connection with the denial of the Corporation’s Summary Judgment on its claim to recover assets pledged to Lehman, which the Corporation has appealed.

•         A $1.7 million decrease in non-interest expenses associated with the secondary offering of the Corporation’s common stock by certain of the existing stockholders that occurred in the third quarter of 2013, primarily included as part of “Other” in the table above.

•         A $1.7 million decrease on costs associated with the conversion of the credit card processing platform in 2013, primarily included as part of “Other” in 2013.

•         A $1.4 million decrease in professional fees. This variance reflects the impact of $6.9 million in professional fees related to the bulk sales of assets completed during the first and second quarters of 2013 and the impact of $1.2 million in professional fees associated with a terminated preferred stock exchange offer in the first quarter of 2013.  These decreases were partially offset by an increase of $4.3 million in professional services related to the outsourcing of technology services, mainly due to services provided by FIS under a multi-year technology outsourcing agreement executed by the Corporation at the beginning of the second quarter of 2013, $1.2 million of professional fees incurred in the two separate acquisitions of mortgage loans from Doral in 2014, and a $0.9 million increase in legal, collection fees and other costs incurred in troubled loan resolution efforts.

•         A $1.1 million decrease in the amortization of intangible assets, included as part of “Other” in the table above.

These decreases were partially offset by:

•         A $4.6 million increase in employees’ compensation and benefits due to salary merit increases in the first half of 2014, higher stock-based compensation expenses and lower capitalized costs associated with loan originations.

•         A $2.5 million increase in credit and debit card processing fees attributable to the impact in the second quarter of 2013 of $1.4 million of contractual discounts required by the previous interim servicing contract for the credit card portfolio purchased in May 2012. The Corporation completed the conversion of the credit card platform in the third quarter of 2013.

2013 compared to 2012

Non-interest expense increased by $60.1 million to $415.0 million, principally attributable to credit-related expenses, including:

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

•         A $6.9 million increase in professional fees related to the bulk sales of assets in 2013, of which approximately $5.0 million was included as part of “Other professional fees” and $1.9 million was included as part of “Collections, appraisals, and other credit-related fees” in the table above.

•         A $2.6 million increase in professional fees related to attorneys’ loan collection fees, appraisals and other credit-related expenses.

In addition, the increase was also attributable to:

•         A $6.9 million increase in credit and debit card processing expenses mainly related to the credit card loan portfolio acquired in late May 2012.

•         A $1.7 million increase in costs related to the conversion of the credit card processing platform in 2013, most of them included as part of “Other” in the table above.

•         A $9.2 million increase in fees for professional services related to the outsourcing of technology services, mainly due to services provided by FIS under a multi-year technology outsourcing agreement executed by the Corporation at the beginning of the second quarter of 2013.  The Bank’s information technology (“IT”) operations were outsourced effective April 1, 2013.  Under the multi-year agreement the IT provider, FIS, assumed full operational responsibility for the Bank’s IT operations and staff. The increases in professional fees attributable to this agreement were partially offset by savings in employees’ compensation and benefits expense related to employees transferred to the IT service provider and savings in software maintenance costs.

•         A $1.2 million increase in professional fees related to expenses associated with a terminated preferred stock exchange offer, included as part of “Other professional fees” in the table above.

•         A $4.6 million increase in taxes, other than income taxes, driven by charges of $5.9 million related to the Puerto Rico national gross receipts tax implemented in 2013.

•         A $5.5 million increase in employees’ compensation and benefits due to the filling of vacant positions, including several managerial and supervisory positions, certain non-periodic expenses such as lump sum and severance payments, salary merit increases and higher stock-based compensation expenses. These increases were partially offset by savings of approximately $5.1 million related to the transfer of employees to FIS, as described above.

•         A $2.5 million loss contingency related to attorneys’ fees granted by the court to Barclays Capital in connection with the denial of the Corporation’s Summary Judgment on its claim to recover assets pledged to Lehman, which the Corporation has appealed.

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

Income Taxes

Income tax expense includes Puerto Rico and USVI income taxes as well as applicable United States (“U.S.”) federal and state taxes. The Corporation is subject to Puerto Rico income tax on its income from all sources. As a Puerto Rico corporation, First BanCorp. is treated as a foreign corporation for U.S. and USVI income tax purposes and is generally subject to U.S. and USVI income tax only on its income from sources within the U.S. and USVI or income effectively connected with the conduct of a trade or business in those regions. Any such tax paid is also creditable against the Corporation’s Puerto Rico tax liability, subject to certain conditions and limitations.

Under the 2011 PR Code, the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file a consolidated tax return and, thus, the Corporation is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from an NOL, a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable NOL carryforward period. The 2011 PR Code provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations.

The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through an International Banking Entity (“IBE”) unit of the Bank and through the Bank’s subsidiary, FirstBank Overseas Corporation, whose interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation. The IBE and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico on the specific activities indentified in the IBE Act. An IBE that operates as a unit of a bank pays income taxes at normal rates to the extent that the IBE’s net income exceeds 20% of the bank’s total net taxable income.

For additional information relating to income taxes, see Note 24 to the Corporation’s audited financial statements for the year ended December 31, 2014 included in Item 8 of this Form 10-K, including the reconciliation of the statutory to the effective income tax rate for 2014, 2013 and 2012.

 2014 compared to 2013

   For 2014, the Corporation recorded an income tax benefit of $300.6 million compared to an income tax expense of $5.2 million for 2013. The income tax benefit for 2014 primarily reflects the $302.9 million reduction to the valuation allowance related to FirstBank’s deferred tax assets. In addition, the variance includes a net change of $3.7 million related to adjustments to the reserve for uncertain tax positions, partially offset by the impact in 2013 of a net benefit of approximately $1.3 million related to the increase in the deferred tax asset of profitable subsidiaries due to changes in statutory tax rates.

As a result of the partial reversal of FirstBank’s valuation allowance related to its deferred tax assets, the Corporation’s deferred tax assets amounted to $313.0 million, as of December 31, 2014, net of the remaining valuation allowance of $204.6 million.

 Accounting for income taxes requires that companies assess whether a valuation allowance should be recorded against their deferred tax asset based on an assessment of the amount of the deferred tax asset that is “more likely than not” to be realized.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized.

Management assesses the valuation allowance recorded against deferred tax assets at each reporting date. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires the evaluation of positive and negative evidence that can be objectively verified. Consideration must be given to all sources of taxable income available to realize the deferred tax asset, including, as applicable, the future reversal of existing temporary differences, future taxable income exclusive of the reversal of temporary differences and carryforwards, taxable income in carryback years and tax planning strategies. In estimating taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial, and regulatory guidance.

In 2010, the Corporation established a valuation allowance for substantially all of the deferred tax assets of its banking subsidiary, FirstBank, primarily due to the realization of significant losses driven by charges to the provision for loan losses, a three-year cumulative loss position as of the end of year 2010, and uncertainty regarding the amount of future taxable income that the Bank could forecast. As of December 31, 2014, based on the assessment of all positive and negative evidence, management concluded that it is more likely than not that FirstBank will generate sufficient taxable income within the applicable NOL carry-forward periods to realize a significant portion of its deferred tax assets and, therefore, reversed $302.9 million of the valuation allowance. This conclusion is based upon consideration of a number of factors including FirstBank’s (i) completion of a sixth consecutive quarter of profitability and (ii) forecast of future profitability, under several potential scenarios, where the Corporation has assigned more weight to its continued profitability than to potential future growth which it is planning to achieve. As mentioned before, the Corporation maintained a valuation allowance of $204.6 million as of December 31, 2014 against the deferred tax asset. As more objective information on the Bank’s planned growth and/or increased profitability becomes available, additional reversals of valuation allowance may be necessary. The ability to recognize the remaining deferred tax assets that continue to be subject to a valuation allowance will be evaluated on a quarterly basis to determine if there are any significant events that would affect FirtsBank’s ability to utilize these deferred tax assets. In addition, while GAAP equity significantly increased as a result of the partial release of the aforementioned valuation allowance, the benefit on regulatory capital was limited to the amount of deferred tax assets that the Corporation expects to realize within one year. Refer to Note 24 – Income Taxes in Item 8 of this form 10-K for detailed discussion on the Corporation’s deferred tax assets and the respective valuation allowance analysis.

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

As of December 31, 2014, the Corporation did not have UTBs recorded on its books. The years 2007 through 2009 were examined by the IRS and disputed issues, primarily related to the disallowance of certain expenses, were taken to administrative appeals during 2011. As a result of a final settlement with the IRS Appeals office during 2014, the Corporation released a portion of its reserve for uncertain tax positions resulting in a tax benefit of $1.8 million and paid $2.5 million to settle the tax liability resulting from the audit. Such settlement did not have an impact on the effective tax rate.

The Corporation’s liability for income taxes includes the estimate of interest not yet paid related to the settlement reached with the IRS to close the tax years 2007 through 2009. The Corporation classifies all interest and penalties, if any, related to tax uncertainties as income tax expense. As of December 31, 2014, the Corporation’s accrued interest that relates to the IRS examination amounted to $1.4 million and there was no need to accrue for the payment of penalties. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the 2011 PR Code is 4 years; the statutes of limitations for Virgin Islands and U.S. income tax purposes are each three years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For Virgin Islands and U.S. income tax purposes, all tax years subsequent to 2010 remain open to examination. The 2012 tax year is currently under examination by the IRS. For Puerto Rico purposes, all tax years subsequent to 2010 remain open to examination as the Puerto Rico Department of Treasury concluded its examination of the 2010 tax year.

In 2013, the Puerto Rico Government approved Act No. 40, (“Act 40”), known as the “Tax Burden Adjustment and Redistribution Act,” which amended the 2011 PR Code. One of the main provisions of Act 40 that impacted financial institutions was the national gross receipts tax. The national gross receipts tax for financial institutions is computed on the basis of 1% of gross income, net of allowable exclusions. Subject to certain limitations, a financial institution is able to claim a credit of 0.5% of its gross income against its regular income tax or the AMT. The Corporation’s national gross receipts tax expense for the year ended December 31, 2014 amounted to $5.7 million compared to $5.9 million recorded for 2013. This expense is included as part of “Taxes, other than income taxes” in the consolidated statement of income (loss). In 2014, the Corporation recorded a $2.9 million benefit related to this credit as a reduction to the provision for income taxes compared to a benefit of $3.0 million recorded in 2013. On December 22, 2014, the Governor of Puerto Rico signed Act No. 238, which amended the 2011 PR Code. Act No. 238 clarifies that the national gross receipts tax will not be applicable to taxable years starting after December 31, 2014.

2013 compared to 2012

For 2013, the Corporation recorded an income tax expense of $5.2 million compared to an income tax expense of $5.9 million for 2012.  The income tax expense for 2013 is mainly comprised of income tax expense of $3.2 million due to the principal and accrued interest related to UTBs and the income tax expense of profitable subsidiaries, partially offset by the benefit of $1.3 million due to the change in the statutory tax rate from 30% to 39% in 2013 and by the credit available for the gross national receipt tax of $3.0 million. As of December 31, 2013, the deferred tax asset, net of a valuation allowance of $522.7 million, amounted to $7.6 million compared to $4.9 million as of December 31, 2012.  The main driver of the increased deferred tax asset was the credit available for the national gross receipt tax together with the increase in the statutory applicable tax rate from 30% to 39% per Act 40 enacted during the second quarter of 2013.

Recent Developments

On February 11, 2015, the Governor of Puerto Rico introduced a tax reform through House Bill 2329 (the “Bill”) to be known upon enactment as the Puerto Rico Internal Revenue Code of 2015 (“2015 Code”). The proposed tax regime intends to simplify the Puerto Rico taxation for individuals and corporations, as well as provide a relief in the income tax arena by reducing both corporate and individual tax rates. To compensate for the reduction in income taxes, the Bill replaces the current Sales and Use Tax (“SUT”) with a Value Added Tax (“VAT”), increasing the tax rate on consumption from 7% to 16%. Moreover, the VAT would have a broader basis, as most of the products and services are expected to be taxable.

The Bill is proposing few changes to the taxation of corporations, including, among others, the following:

•        A flat corporate tax rate of 30%, instead of the gradual income tax rate of 39%.

•        Surtax and recapture are expected to be eliminated.

•        For taxable years commenced after December 31, 2014, taxpayers would have to depreciate assets using only the straight line method. Moreover, those assets placed in service in prior periods would have to be depreciated using the straight line method for their remaining useful lives based on their tax basis as of such year.

•        For AMT, the tax would be the higher of:

o   25% of the alternative minimum taxable income (“AMTI”) or

o   1.5% of purchases or transfers of inventory from related persons or Home Office (certain items would continue to be subject to a reduced rate). No waiver would be available to further reduce the rate on this component.

•      All expenses for services rendered or allocated from related persons or Home Office not subject to income tax in Puerto Rico will not be deductible in the determination of the AMTI.

•      Net capital gains would no longer be subject to a reduced rate since the Bill is proposing a 30% rate.

•      Dividend distributions to individuals, estates and trusts would be subject to a 30% tax.

•      Dividend distributions to foreign entities would remain subject to a 10% withholding tax at source.

While legislation for the new tax code has been introduced, it is too early to determine what changes will be made during the legislative process. Legislative changes, particularly changes in tax laws, could have a material impact in our results of operations.

OPERATING SEGMENTS

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico.  As of December 31, 2014, the Corporation had six reportable segments: Commercial and Corporate Banking; Consumer (Retail) Banking; Mortgage Banking; Treasury and Investments; United States operations; and Virgin Islands operations.  Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources.  Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments. For additional information regarding First BanCorp’s reportable segments, please refer to Note 31, “Segment Information,” to the Corporation’s audited financial statements for the year ended December 31, 2014 included in Item 8 of this Form 10-K.

The accounting policies of the segments are the same as those described in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” to the Corporation’s audited financial statements for the year ended December 31, 2014 included in Item 8 of this Form 10-K. The Corporation evaluates the performance of the segments based on net interest income, the estimated provision for loan and lease losses, non-interest income, and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the allowance for loan and lease losses. In 2014, 2013, and 2012, other operating expenses not allocated to a particular segment amounted to $94.3 million, $94.1 million, and $87.3 million, respectively. Expenses pertaining to corporate administrative functions that support the operating segment but are not specifically attributable to or managed by any segment are not included in the reported financial results of the operating segments. The unallocated corporate expenses include certain general and administrative expenses and related depreciation and amortization expenses.

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

Commercial and Corporate Banking

The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services across a broad spectrum of industries ranging from small businesses to large corporate clients, including the public sector.  FirstBank has developed expertise in a wide variety of industries. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and floor plan financings, as well as other products, such as cash management and business management services.  This segment also includes the Corporation’s broker-dealer activities, which are primarily concentrated in municipal bond underwriting and financial advisory services provided to government entities in Puerto Rico. A substantial portion of the commercial and corporate banking portfolio is secured by the underlying value of the real estate collateral and the personal guarantees of the borrowers. Since commercial loans involve greater credit risk than a typical residential mortgage loan because they are larger in size and more risk is concentrated in a single borrower, the Corporation has and maintains a credit risk management infrastructure designed to mitigate potential losses associated with commercial lending, including underwriting and loan review functions, sales of loan participations and continuous monitoring of concentrations within portfolios.

The highlights of the Commercial and Corporate Banking segment’s financial results for the years ended December 31, 2014, 2013 and 2012 include the following:

•         Segment income before taxes for the year ended December 31, 2014 was $69.1 million compared to a loss of $5.0 million for 2013 and income of $81.0 million for 2012.

•         Net interest income for the year ended December 31, 2014 was $150.9 million compared to $157.7 million and $164.2 million for the years ended December 31, 2013 and 2012, respectively. The decrease in net interest income for 2014, compared to 2013, was mainly related to a decrease of $446.6 million in the average balance of commercial and construction loans in Puerto Rico. In addition, there was a $2.8 million reduction in interest income attributable to commercial secured borrowings owed by Doral that were satisfied in 2014 with the acquisition of mortgage loans that served as collateral for these borrowings.  The decrease in net interest income for 2013, compared to 2012, was mainly related to a decrease of $483.0 million in the average balance of commercial loans in Puerto Rico led by significant repayments, the bulk sale of adversely classified assets completed in the first quarter of 2013 and foreclosures. Higher inflows of loans to non-performing status in 2013, compared to 2012, also contributed to the decrease in net interest income.

•         The provision for loan losses for 2014 was $40.1 million compared to $102.0 million and $42.9 million for 2013 and 2012, respectively.  The provision for 2013 includes a charge of approximately $56.9 million related to the bulk sale of adversely classified assets and the transfer of certain loans to held for sale.  Excluding the effect of the bulk sale and the transfer of loans to held for sale, the provision for this business segment decreased $5.0 million in 2014, mainly related to reserve releases in connection with updated appraisals for commercial mortgage loans and certain recoveries of amounts previously charged-off on construction loans.  The increase in 2013, compared to 2012, reflects the charge of approximately $56.9 million related to the bulk sale of adversely classified assets and the transfer of certain loans to held for sale completed in the first quarter of 2013.  Excluding the effect of the bulk sale and the transfer of loans to held for sale, the provision for this business segment increased $2.2 million to $45.1 million mainly related to an increase in the general reserve for construction loans. Refer to “Provision for Loan and Lease Losses” above and “Risk Management – Allowance for Loan and Lease Losses and Non-performing Assets” below for additional information with respect to the credit quality of the Corporation’s commercial and construction loan portfolio.

•         Total non-interest income for the year ended December 31, 2014 amounted to $5.2 million compared to $3.9 million and $10.1 million for the years ended December 31, 2013 and 2012, respectively.  The increase in 2014, compared to 2013, was mainly related to the impact in 2013 of lower of cost or market adjustments to commercial loans held for sale that resulted in a net charge of $2.0 million in 2013 and due to the $0.4 million increase related to underwriting fees on a bond issuance of the Puerto Rico government early in 2014.  The decrease in 2013, compared to 2012, was mainly related to the $2.0 million lower of cost or market charge to commercial loans held for sale.  These adjustments were related to non-performing loans transferred to held for sale at the beginning of 2013, particularly a commercial mortgage loan in which the Corporation received foreclosed real estate in partial satisfaction of a debt arrangement.  In addition, the income from broker-dealer activities, mainly underwriting fees, decreased by $2.5 million due to fewer transactions closed in 2013, partially offset by higher non-deferrable loan fees, such as agent and unused fees on commitments.

•         Direct non-interest expenses for 2014 were $47.0 million, compared to $64.6 million in 2013, and $50.4 million in 2012.  The main variances for 2014 were related to an $8.2 million decrease in losses on OREO operations, the impact in 2013 of $3.9 million of professional service fees related to the bulk sale of adversely classified assets, and a $5.5 million decrease in the portion of the FDIC deposit insurance premium allocated to this segment. The main variances for 2013 were related to a $11.0 million increase in write-downs to the value of commercial OREO properties in Puerto Rico, and a $3.9 million increase in professional fees related to the bulk sale of adversely classified assets.  In addition, there were increases in employees’ compensation and benefits due to the filling of vacant positions, including several managerial and supervisory positions, and non-periodic payments, including lump sum and severance payments, an increase in expenses related to the Puerto Rico national gross receipts tax allocated to this business segment, and lower reserve releases for unfunded loan commitments.

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

Personal loans, credit cards, and, to a lesser extent, marine financing also contribute to interest income generated on consumer lending. In 2012, the Corporation reentered the credit card business with the acquisition of an approximate $406 million portfolio of FirstBank-branded credit cards from FIA (having a carrying value of $306.6 million as of December 31, 2014).  Management plans to continue to be active in the consumer loans market, applying the Corporation’s strict underwriting standards. Other activities included in this segment are finance leases and insurance activities in Puerto Rico.

The highlights of the Consumer (Retail) Banking segment’s financial results for the years ended December 31, 2014, 2013 and 2012 include the following:

•         Segment income before taxes for the year ended December 31, 2014 was $42.2 million compared to $67.0 million and $74.6 million for the years ended December 31, 2013 and 2012, respectively.

•         Net interest income for the year ended December 31, 2014 was $208.4 million compared to $204.8 million and $176.6 million for the years ended December 31, 2013 and 2012, respectively. The increase in 2014, compared to 2013, was driven by an increase in revenues from the deployment of a higher core deposit base and the increase in medium-term market interest rates in 2014, together with lower rates paid on core deposits. The increase in 2013, compared to 2012, was driven by the full-year impact of the interest income contributed by the credit card portfolio acquired in late May 2012 and by lower rates paid on core deposits. The consumer loan portfolio is mainly composed of fixed-rate loans financed with shorter-term borrowings, thus positively affected by lower deposit costs.

•         The provision for loan and lease losses for 2014 increased by $25.7 million to $79.9 million compared to 2013 and increased by $21.3 million to $54.2 million when comparing 2013 with 2012. The increase in the provision for 2014, compared to 2013, was mainly due to higher loss severity rates on the auto loan portfolio, partially offset by a decrease in the provision for credit card loans tied to the decrease in the size of this portfolio. The increase in the provision for 2013, compared to 2012, reflects higher general reserves on auto and marine financings based on historical loss experience and, to a lesser extent, an increase in the provision for the non-PCI credit card loan portfolio acquired in late May 2012.

•         Non-interest income for the year ended December 31, 2014 was $40.0 million compared to $39.0 million and $33.4 million for the years ended December 31, 2013 and 2012, respectively.  The increase in 2014 was mainly related to the $0.9 million increase in insurance commission income. The increase in 2013, compared to 2012, was mainly related to an aggregate increase of $3.9 million in merchant fees and ATM and POS interchange fees, and an increase of $0.4 million in income from the insurance agency activities.

•         Direct non-interest expenses for the year ended December 31, 2014 were $126.3 million compared to $122.6 million and $102.4 million for the years ended December 31, 2013 and 2012, respectively. The increase for 2014, compared to 2013, was primarily due to increases in credit and debit card processing expenses, employees’ compensation, professional service fees, marketing, and expenses related to the credit card awards program, partially offset by the decrease in the FDIC insurance assessment portion allocated to this segment and the decrease in the amortization of intangible assets.  The increase for 2013, compared to 2012, was primarily due to higher credit card processing expenses, including costs related to the conversion of the credit card processing platform, and a higher amount of amortization of the purchased credit card relationship intangible.  In addition, there were increases in 2013 in fees for professional services mainly related to consulting fees, as well as increases in employees’ compensation, marketing, and the charge related to the Puerto Rico national gross receipts tax corresponding to this business segment.

Mortgage Banking

The Mortgage Banking segment conducts its operations mainly through FirstBank.  The operation consists of the origination, sale and servicing of a variety of residential mortgage loan products. Originations are sourced through different channels such as FirstBank branches and mortgage bankers, and in association with new project developers.  Effective as of 11:59 p.m. on December 31, 2014, the operations conducted by First Mortgage as a separate subsidiary were merged with and into FirstBank.  The mortgage banking segment focuses on originating residential real estate loans, some of which conform to FHA, VA and RD standards. Loans originated that meet FHA standards qualify for the FHA’s insurance program whereas loans that meet VA and RD standards are guaranteed by their respective federal agencies.

Mortgage loans that do not qualify under these programs are commonly referred to as conventional loans. Conventional real estate loans can be conforming or non-conforming.  Conforming loans are residential real estate loans that meet the standards for sale under the FNMA and FHLMC programs whereas loans that do not meet those standards are referred to as non-conforming residential real estate loans. The Corporation’s strategy is to penetrate markets by providing customers with a variety of high quality mortgage products to serve their financial needs through a faster and simpler process and at competitive prices. The Mortgage Banking segment also acquires and sells mortgages in the secondary markets. Residential real estate conforming loans are sold to investors like FNMA and FHLMC.  The Corporation has commitment authority to issue GNMA mortgage-backed securities.  Under this program, the Corporation has been securitizing FHA/VA mortgage loans into the secondary market since 2009.

The highlights of the Mortgage Banking segment’s financial results for the years ended December 31, 2014, 2013 and 2012 include the following:

•         Segment income before taxes for the year ended December 31, 2014 was $35.1 million compared to a loss of $51.1 million for 2013 and a loss of $0.2 million for 2012.

•         Net interest income for the year ended December 31, 2014 was $78.6 million compared to $71.5 million and $61.3 million for the years ended December 31, 2013 and 2012, respectively. The increase in net interest income for 2014, compared to 2013, was mainly related to the two separate acquisitions of mortgage loans from Doral completed in 2014.  The increase in net interest income for 2013, compared to 2012, was mainly related to the decrease in the average cost of funding.   The Mortgage Banking portfolio is principally composed of fixed-rate residential mortgage loans tied to long-term interest rates that are financed with shorter-term borrowings, thus positively affected in a lower interest rate scenario.  In addition, the lower cost of funding attributable to this business segment relates to the decrease in the average volume of loans after the sale of non-performing loans in the second quarter of 2013.

•         The provision for loan and lease losses for 2014 was $17.6 million compared to $89.4 million and $36.6 million for the years ended December 31, 2013 and 2012, respectively.  The provision for 2013 includes a charge of approximately $63.7 million related to the bulk sale of residential non-performing assets completed in 2013.  Excluding the effect of the bulk sale, the provision for this business segment decreased for 2014 by $8.1 million mainly due to the improved credit quality following the bulk sale of non-performing residential assets and a decrease in net charge-offs.  The increase in 2013, compared to 2012, reflects the $63.7 million charge related to the bulk sale of residential non-performing assets.  Excluding this effect, the provision for this business segment decreased $10.8 million in 2013 to $25.7 million.  The variance in the provision reflects lower charge-offs, improved credit quality following the bulk sale of non-performing residential assets, and the impact in 2012 of adjustments to loss factors that were reflective of market conditions, including assumptions regarding loss severities that took into consideration qualitative and quantitative factors such as loan resolution and liquidation strategies and average time for liquidation.

•         Non-interest income for the year ended December 31, 2014 was $13.5 million compared to $15.8 million and $18.1 million for the years ended December 31, 2013 and 2012, respectively.  The decrease in 2014, compared to 2013, was mainly due to a lower volume of sales and securitization and charges related to breaches of representations and warranties and compensatory fees imposed by government-sponsored entities.  The decrease in 2013, compared to 2012, was mainly due to lower profit margins on sales and securitizations of residential mortgage loans, partially offset by an increase in servicing fees and a decrease in the valuation allowance of servicing assets.

•         Direct non-interest expenses in 2014 were $39.4 million compared to $48.9 million and $43.1 million for 2013 and 2012, respectively. The decrease in 2014, compared to 2013, reflects, among other things, a $4.7 million decrease in losses on OREO operations, the impact in 2013 of $5.0 million of expenses related to the bulk sale of non-performing residential assets, and a $1.6 million decrease in the portion of the FDIC deposit insurance premium allocated to this segment.  The increase in 2013, compared to 2012, reflects expenses of approximately $5.0 million related to the bulk sale completed in the second quarter of 2013 as well as higher attorneys’ loan collection fees and the charge related to the Puerto Rico national gross receipts tax corresponding to this business segment.

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

The highlights of the Treasury and Investments segment’s financial results for the years ended December 31, 2014, 2013, and 2012 include the following:

•         Segment income before taxes for the year ended December 31, 2014 amounted to $1.1 million compared to a loss of $58.5 million for 2013 and a loss of $12.8 million for 2012.

•         Net interest income for the year ended December 31, 2014 was $6.2 million compared to net interest income of $18.8 million and net interest loss of $4.9 million for the years ended December 31, 2013 and 2012, respectively.  The decrease in net interest income in 2014, compared to 2013, was mainly due to lower amounts loaned to other business segments.  The increase in net interest income in 2013, compared to 2012, was mainly related to both a decrease in the average cost of funding, driven by the renewals of maturing brokered CDs at lower rates and the maturity of certain high-cost borrowings, and an increase in the volume of MBS that was driven by purchases of approximately $682.9 million of 15-20 year U.S. agency MBS in 2013.

•         Non-interest income for the year ended December 31, 2014 amounted to $0.3 million compared to losses of $66.6 million and $1.6 million for the years ended December 31, 2013 and 2012, respectively.  The positive variance in 2014, when compared to 2013, was mainly due to the impact in 2013 of the $66.6 million write-off of the collateral pledged to Lehman and the $0.3 million gain on the sale of a $4.6 million Puerto Rico government agency bond.  The higher loss in 2013, compared to 2012, was mainly due to the $66.6 million write-off of the collateral pledged to Lehman, partially offset by lower OTTI charges to available-for-sale debt and equity securities.

•         Direct non-interest expenses for 2014 were $5.4 million compared to $10.6 million and $6.3 million for 2013 and 2012, respectively. The variances in 2014 and 2013 were mainly attributable to the following charges in 2013: (i) the loss contingency of $2.5 million related to attorneys’ fees granted by the court to the other party in connection with the denial of the Corporation’s motion for Summary judgment on its claim to recover assets pledged to Lehman, which the Corporation has appealed, (ii) expenses of $1.7 million related to the secondary offering of the Corporation’s common stock by certain of the existing stockholders, and (iii) expenses of $1.2 million related to the terminated preferred stock exchange offer.

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

The highlights of the United States operations segment’s financial results for the years ended December 31, 2014, 2013, and 2012 include the following:

•         Segment income before taxes for the year ended December 31, 2014 was $40.8 million compared to $8.0 million and $3.3 million for the years ended December 31, 2013 and 2012, respectively.

•         Net interest income for the year ended December 31, 2014 was $37.3 million compared to $24.5 million and $20.1 million for the years ended December 31, 2013 and 2012, respectively. The increase was primarily related to a $152.9 million increase in the average volume of loans, primarily commercial and residential mortgage loans, the reduction in the average rate paid on deposits, and higher interest charges made to operating segments in Puerto Rico.  The increase in 2013, as compared to 2012, was mainly related to reductions in the average cost of funding and maturities of FHLB advances.

•         During 2014, a negative provision of $27.7 million was recorded for this segment, compared to negative provisions of $10.7 million and $9.1 million for 2013 and 2012, respectively.  The higher negative provision in 2014, compared to 2013, was mainly related to a $9.1 million increase in recoveries of amounts previously charged-off, and releases related to updated appraisals, a lower level of adversely classified assets related to the commercial and construction portfolios, and lower reserve requirements for residential mortgage loans evaluated for impairment purposes.  The higher negative provision in 2013, compared to 2012, was mainly related to a reduction in the amount of adversely classified commercial loans and stability in collateral values.  In addition, there was a recovery of $4.5 million related to a troubled debt restructured loan paid-off in 2013 in Florida.  Refer to “Provision for Loan and Lease Losses” above and to “Risk Management – Allowance for Loan and Lease Losses and Non-performing Assets” below for additional information with respect to the credit quality of the loan portfolio in the United States.

•         Total non-interest income for the year ended December 31, 2014 amounted to $2.5 million compared to $1.3 million and $1.8 million for the years ended December 31, 2013 and 2012, respectively. The increase in 2014, compared to 2013, was mainly related to service charges on deposits, higher gains on sales of mortgage loans, and the impact in 2013 of a $0.5 million loss related to valuation adjustments on fixed assets no longer used for operations after the consolidation of certain branches in Florida. The decrease in 2013, compared to 2012, was mainly due to the aforementioned $0.5 million loss on fixed assets.

•         Direct non-interest expenses in 2014 were $26.6 million compared to $28.6 million and $27.7 million for 2013 and 2012, respectively. The decrease in 2014, compared to 2013, was mainly related to lower losses on OREO operations and decreases in professional service fees and the amortization of the core deposit intangible related to this segment. The increase in 2013, compared to 2012, reflects higher employees’ compensation, professional service fees and occupancy expenses.

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

Loans to consumers include auto, boat, lines of credit, and personal and residential mortgage loans. Deposit products include interest bearing and non-interest bearing checking and savings accounts, IRAs, and retail CDs. Retail deposits gathered through each branch serve as the funding sources for the lending activities.

The highlights of the Virgin Islands operations’ financial results for the years ended December 31, 2014, 2013 and 2012 include the following:

•         Segment income before taxes for the year ended December 31, 2014 was $5.1 million compared to losses of $8.9 million and $3.6 million for the years ended December 31, 2013 and 2012, respectively.

•         Net interest income for the year ended December 31, 2014 was $36.8 million compared to $37.7 million and $44.4 million for the years ended December 31, 2013 and 2012, respectively. The decrease in net interest income in 2014, compared to 2013, was mainly related to a $14.7 million decrease in the average volume of loans, primarily residential mortgage loans.  The decrease in net interest income in 2013, compared to 2012, was mainly related to a $155.3 million decrease in the average volume of loans.

•         During 2014, a negative provision of $0.4 million was recorded for this segment, compared to provisions of $8.8 million and $17.1 million for 2013 and 2012, respectively.  The provision in 2013 includes a charge of $5.2 million related to the bulk sale of non-performing residential assets attributable to Virgin Islands loans completed in the second quarter of 2013 and a charge of $6.3 million related to a commercial construction loan relationship transferred to held for sale in the first quarter of 2013.  Excluding the impact of the bulk sale of non-performing residential assets and the transfer of loans to held for sale attributable to Virgin Islands loans, the Corporation recorded a negative provision of $2.6 million in 2013.  The lower negative provision in 2014 reflects the impact in 2013 of a $1.8 million recovery on the sale of the underlying collateral of a construction project and an increase of $0.5 million in the provision for residential mortgage loans.  The decrease in the adjusted provision for 2013, compared to 2012, mainly reflects higher charges in 2012 related to the loan relationship that was transferred to held for sale in 2013.

•         Non-interest income for the year ended December 31, 2014 was $7.1 million, compared to $7.9 million and $6.9 million for the years ended December 31, 2013 and 2012. The decrease in 2014, compared to 2013, was mainly related to a lower sales volume of residential mortgage loans and a decrease in service charges on deposits. The increase in 2013, compared to 2012, was mainly related to an increase in merchant, ATM and POS interchange fees.

•         Direct non-interest expenses for the year ended December 31, 2014 were $39.3 million compared to $45.7 million and $37.8 million for the years ended December 31, 2013 and 2012, respectively. The increase in 2014, compared to 2013, was mainly due to lower losses on OREO operations, primarily lower write-downs.  The increase in 2013, compared to 2012, was mainly due to a $7.5 million increase in write-downs to OREO properties, primarily income-producing commercial properties, and an increase in professional service fees.

FINANCIAL CONDITION AND OPERATING DATA ANALYSIS

Financial Condition

The following table presents an average balance sheet of the Corporation for the following years:

	December 31,
	2014	2013	2012
		(In thousands)
ASSETS
Interest-earning assets:
Money market and other short-term investments	$742,929	$684,074	$640,644
Government obligations	350,175	338,571	555,364
Mortgage-backed securities	1,669,406	1,666,091	1,182,142
Corporate bonds	-	-	1,204
FHLB stock	27,155	30,941	35,035
Equity securities	320	1,330	1,377
Total investments	2,789,985	2,721,007	2,415,766

Residential mortgage loans	2,751,366	2,681,753	2,800,647
Construction loans	198,450	272,917	388,404
Commercial loans	4,549,732	4,804,608	5,277,593
Finance leases	240,268	240,479	239,699
Consumer loans	1,806,646	1,799,402	1,561,085
Total loans	9,546,462	9,799,159	10,267,428
Total interest-earning assets	12,336,447	12,520,166	12,683,194
Total non-interest-earning assets (1)	310,998	292,295	283,180
Total assets	$12,647,445	$12,812,461	$12,966,374

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing checking accounts	$1,075,513	$1,127,857	$1,092,640
Savings accounts	2,426,171	2,344,444	2,258,001
Certificates of deposit	2,296,314	2,310,200	2,215,599
Brokered CDs	3,098,724	3,251,091	3,488,312
Interest-bearing deposits	8,896,722	9,033,592	9,054,552
Other borrowed funds	1,131,959	1,131,959	1,171,615
FHLB advances	312,575	357,661	404,033
Total interest-bearing liabilities	10,341,256	10,523,212	10,630,200
Total non-interest-bearing liabilities	1,009,484	962,199	878,881
Total liabilities	11,350,740	11,485,411	11,509,081

Stockholders' equity:
Preferred stock	46,576	63,047	63,047
Common stockholders' equity	1,250,129	1,264,003	1,394,246
Stockholders' equity	1,296,705	1,327,050	1,457,293
Total liabilities and stockholders' equity	$12,647,445	$12,812,461	$12,966,374
_________
(1) Includes, among other things, the allowance for loan and lease losses and the valuation of available-for-sale investment securities.

     The Corporation’s total average assets were $12.6 billion and $12.8 billion as of December 31, 2014 and 2013, respectively, a decrease for 2014 of $165.0 million or 1.3% as compared to 2013.  The reduction in total average assets was mainly due to a decrease of $252.7 million in average loans primarily reflecting the repayment of large commercial and construction loans. This was partially offset by an increase of $69.0 million in average investment securities and interest-bearing cash and cash equivalent assets, mainly cash balances maintained at the Federal Reserve Bank.

The Corporation’s total average liabilities were $11.4 billion as of December 31, 2014, a decrease of $134.7 million compared to December 31, 2013.  The decrease in total average liabilities mainly resulted from the roll-off of maturing brokered CDs, withdrawals of government deposits in Puerto Rico, and the maturity of certain FHLB advances.

Assets

Total assets were approximately $12.7 billion, an increase of $70.9 million from December 31, 2013. The increase was primarily related to the $302.9 million partial reversal of FirstBank’s deferred tax asset valuation allowance and a $140.4 million increase in cash and cash equivalents balance. These increases were partially offset by a $309.3 million decline in total loans, net of allowance, mainly reflecting the repayment of large commercial and construction loans, a decrease of $164.4 million in the outstanding balances of direct and indirect credit facilities granted to or guaranteed by government entities, primarily in Puerto Rico, and a $36.2 million decrease in the OREO inventory balance driven by sales and valuation adjustments. There were four large commercial loans paid-off in Puerto Rico totaling approximately $139.4 million and five commercial and construction loans paid off in the United States totaling $45.2 million.  Sales of loan participations and significant principal payments that reduced the risk exposure on commercial loans also contributed to the decrease in total loans in 2014.

Loans Receivable, including Loans Held for Sale

The following table presents the composition of the loan portfolio including loans held for sale as of year end for each of the last five years.

	2014	2013	2012	2011	2010
	(In thousands)
Residential mortgage loans (1)	$3,011,187	$2,549,008	$2,747,217	$2,873,785	$3,417,417
Commercial loans:
Commercial mortgage loans (2)	1,665,787	1,823,608	1,883,798	1,565,411	1,670,161
Construction loans (2)	123,480	168,713	361,875	427,863	700,579
Commercial and Industrial
loans (2)(3)	2,479,437	2,788,250	2,793,157	3,856,695	3,861,545
Loans to local financial institutions
collateralized by real estate
mortgages (1)	-	240,072	255,390	273,821	290,219
Total commercial loans	4,268,704	5,020,643	5,294,220	6,123,790	6,522,504
Finance leases	232,126	245,323	236,926	247,003	282,904
Consumer loans	1,750,419	1,821,196	1,775,751	1,314,814	1,432,611
Total loans held for investment	9,262,436	9,636,170	10,054,114	10,559,392	11,655,436
Less:
Allowance for loan and lease losses	(222,395)	(285,858)	(435,414)	(493,917)	(553,025)
Total loans held for investment, net	9,040,041	9,350,312	9,618,700	10,065,475	11,102,411
Loans held for sale	76,956	75,969	85,394	15,822	300,766
Total loans, net	$9,116,997	$9,426,281	$9,704,094	$10,081,297	$11,403,177
___________
(1) On May 30, 2014, FirstBank acquired from Doral mortgage loans, mainly residential mortgage loans, having an unpaid principal balance of $241.7 million (estimated fair value at acquisition of $226.0 million) in full satisfaction of secured borrowings with a book value of $232.9 million owed by Doral to FirstBank. In addition, on October 3, 2014,
FirstBank purchased from Doral $192.6 million in outstanding unpaid principal balance of performing residential mortgage loans.
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
(3) As of December 31, 2014, includes $1.2 billion of commercial loans that are secured by real estate (owner-occupied commercial loans secured by real estate) but are not dependent upon the real estate for repayment.

Lending Activities

As of December 31, 2014, the Corporation’s total loans, net of allowance, decreased by $309.3 million, when compared with the balance as of December 31, 2013.  The decrease mainly reflects a $164.4 million reduction in the outstanding balance of direct and indirect credit facilities granted or guaranteed by government entities in Puerto Rico and the Virgin Islands, the repayment of three commercial loans in Puerto Rico before their contractual maturity in an amount totaling $102.3 million, a $37.1 million adversely classified C&I loan in Puerto Rico that was paid-off in the first quarter of 2014, a $16.2 million restructured commercial mortgage loan paid-in full in the United States, for which a recovery of previously charged-off amounts of $4.1 million was recorded in the second quarter of 2014, and three adversely classified construction loans paid off in the United States in an amount totaling $10.2 million. In addition, during 2014, the Corporation sold $53.0 million of commercial mortgage loan participations and the outstanding balance of loans granted to CPG/GS decreased by $13.8 million.

As shown in the table above, the 2014 loans held for investment portfolio was comprised of commercial loans (46%), residential real estate loans (33%), and consumer and finance leases (21%).  Of the total gross loan portfolio held for investment of $9.3 billion as of December 31, 2014, approximately 83% has credit risk concentration in Puerto Rico, 11% in the United States (mainly in the state of Florida) and 6% in the Virgin Islands, as shown in the following table:

As of December 31, 2014	Puerto Rico	Virgin Islands	United States	Total
	(In thousands)
Residential mortgage loans	$2,325,455	$341,098	$344,634	$3,011,187

Commercial mortgage loans	1,305,057	69,629	291,101	1,665,787
Construction loans	70,618	30,011	22,851	123,480
Commercial and Industrial loans	2,072,265	120,947	286,225	2,479,437

Total commercial loans	3,447,940	220,587	600,177	4,268,704
Finance leases	232,126	-	-	232,126
Consumer loans	1,666,373	47,811	36,235	1,750,419
Total loans held for investment	$7,671,894	$609,496	$981,046	$9,262,436
Loans held for sale	34,972	40,317	1,667	76,956
Total loans, gross	$7,706,866	$649,813	$982,713	$9,339,392

As of December 31, 2013	Puerto Rico	Virgin Islands	United States	Total
	(In thousands)
Residential mortgage loans	$1,906,982	$348,816	$293,210	$2,549,008

Commercial mortgage loans	1,464,085	74,271	285,252	1,823,608
Construction loans	105,830	33,744	29,139	168,713
Commercial and Industrial loans	2,436,709	125,757	225,784	2,788,250
Loans to local financial institutions collateralized
by real estate mortgages	240,072	-	-	240,072

Total commercial loans	4,246,696	233,772	540,175	5,020,643
Finance leases	245,323	-	-	245,323
Consumer loans	1,739,478	49,689	32,029	1,821,196
Total loans held for investment	$8,138,479	$632,277	$865,414	$9,636,170
Loans held for sale	35,394	40,575	-	75,969
Total loans, gross	$8,173,873	$672,852	$865,414	$9,712,139

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

The following table sets forth certain additional data (including loan production) related to the Corporation’s loan portfolio net of the allowance for loan and lease losses as of the dates indicated:
	For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Beginning balance as of January 1	$9,426,281	$9,704,094	$10,081,297	$11,403,177	$13,421,106
Residential real estate loans originated
and purchased (1)	826,937	830,959	756,133	563,138	526,389
Construction loans originated and
purchased	39,041	57,514	76,822	93,183	175,260
C&I and commercial mortgage loans
originated and purchased	1,842,697	1,661,128	1,236,910	1,480,192	1,706,604
Finance leases originated	76,765	104,968	93,700	83,651	90,671
Consumer loans originated and purchased (2)	916,251	1,055,940	1,281,872	493,511	508,577
Total loans originated and
purchased	3,701,691	3,710,509	3,445,437	2,713,675	3,007,501
Sales and securitizations of loans	(394,736)	(968,626)	(468,463)	(1,175,463)	(529,413)
Repayments and prepayments	(3,488,207)	(2,801,685)	(3,049,722)	(2,422,071)	(3,704,221)
Other decreases (3)	(128,032)	(218,011)	(304,455)	(438,021)	(791,796)
Net (decrease) increase	(309,284)	(277,813)	(377,203)	(1,321,880)	(2,017,929)
Ending balance as of December 31	$9,116,997	$9,426,281	$9,704,094	$10,081,297	$11,403,177

Percentage (decrease) increase	(3.28)%	(2.86)%	(3.74)%	(11.59)%	(15.04)%
_____________
(1) For 2014, includes the purchase from Doral of $192.6 million in outstanding principal balance of performing residential mortgage loans.
(2) For 2012, includes the initial carrying value of $368.9 million related to the credit card portfolio acquired from FIA and
$226.9 million of subsequent utilization activity on outstanding credit cards.
(3) Includes, among other things, the change in the allowance for loan and lease losses and cancellation of loans due to the repossession of the collateral and loans repurchased.

Residential Real Estate Loans

     As of December 31, 2014, the Corporation’s residential real estate loan portfolio held for investment increased by $462.2 million as compared to the balance as of December 31, 2013, mainly reflecting the impact of mortgage loans acquired from Doral in the second quarter of 2014 in full satisfaction of secured borrowings owed by such entity to FirstBank, and the purchase of $192.6 million of performing residential mortgage loans from Doral in the fourth quarter of 2014. Mortgage loans acquired from Doral during the second quarter of 2014 consists of mortgage loans, primarily residential mortgage loans, with an unpaid principal balance of $229.0 million, recorded at its estimated fair value at acquisition of $213.7 million (carrying value of $217.4 million as of December 31, 2014).

The remaining increase is mainly related to the origination of non-conforming loans in Puerto Rico during 2014 of approximately $169.9 million, which are generally retained in our held for investment portfolio. These variances were partially offset by charge-offs, foreclosures and principal repayments.

The majority of the Corporation’s outstanding balance of residential mortgage loans consists of fixed-rate, fully amortizing, full documentation loans. In accordance with the Corporation’s underwriting guidelines, residential real estate loans are mostly fully documented loans, and the Corporation is not actively involved in the origination of negative amortization loans. Refer to “Contractual Obligations and Commitments” below for additional information about outstanding commitments to sell mortgage loans.

Residential real estate loan production and purchases, excluding the loans acquired from Doral, for the year ended December 31, 2014 decreased by $196.7 million, compared to 2013, and increased by $74.9 million for 2013 compared to 2012.  The Corporation’s strategy is to penetrate markets by providing customers with a variety of high quality mortgage products.  FirstBank supplements its internal direct originations through a strategic program to purchase ongoing residential mortgage loan production from mortgage bankers in Puerto Rico.  The volume of loan originations was adversely affected by a decrease in refinancing and the current economic environment in Puerto Rico.

Commercial and Construction Loans

As of December 31, 2014, the Corporation’s commercial and construction loan portfolio held for investment decreased by $751.9 million, as compared to the balance as of December 31, 2013. The reduction primarily reflects the effect of the Doral transaction completed in the second quarter as explained above, the impact of the repayment of certain large loans and charge-offs, including four large commercial loans paid off in Puerto Rico in an amount totaling approximately $139.4 million, a $16.2 million restructured commercial mortgage loan paid-in full in the United States, and the repayment of three adversely classified construction loans in the United States in an amount totaling $10.2 million. In addition, the outstanding balance of direct and indirect credit facilities granted or guaranteed by government entities in Puerto Rico and the Virgin Islands decreased by $164.4 million.  During 2014, the Corporation sold $53.0 million of commercial mortgage loan participations and the outstanding balance of loans granted to CPG/GS decreased by $13.8 million, from $69.4 million as of December 31, 2013 to $55.6 million as of December 31, 2014.

These variances were partially offset by a $60.0 million increase in the C&I and commercial mortgage portfolio of the United States. As part of the United States strategy, the Corporation has expanded its resources in the middle market and corporate areas in light of lending growth opportunities in this sector. The Corporation’s commercial loans are primarily variable- and adjustable-rate loans.

Total commercial and construction loans originated amounted to $1.9 billion for 2014, an increase of $163.1 million when compared to originations during 2013.  The increase was mainly related to disbursements on existing credit facilities.  Government loan originations for 2014 amounted to $424.2 million compared to $554.3 million for 2013.

As of December 31, 2014, the Corporation had $339.0 million of credit facilities granted to the Puerto Rico government, its municipalities and public corporations, of which $308.0 million was outstanding, compared to $397.8 million outstanding as of December 31, 2013. In addition, the outstanding balance of facilities granted to the government of the Virgin Islands amounted to $57.7 million as of December 31, 2014, compared to $60.6 million as of December 31, 2013. Approximately $201.4 million of the outstanding credit facilities consists of loans to municipalities in Puerto Rico. Municipal debt exposure is secured by ad valorem taxation without limitation as to rate or amount on all taxable property within the boundaries of each municipality. The good faith, credit, and unlimited taxing power of the applicable municipality have been pledged to the repayment of all outstanding bonds and notes. Approximately $13.2 million consists of loans to units of the central government, and approximately $93.4 million consists of loans to public corporations that generally receive revenues from the rates they charge for services or products, such as electric power services, including a $75.0 million credit extended to the Puerto Rico Electric Power Authority (“PREPA”) for fuel purchases that have priority over senior bonds and other debt. Major public corporations have varying degrees of independence from the central government and many receive appropriations or other payments from Puerto Rico’s government general fund. Debt issued by the central government can either carry the full faith, credit and taxing power of the Commonwealth of Puerto Rico or represent an obligation that is subject to annual budget appropriations. In August 2014, PREPA entered into a forbearance agreement with a group of banks, including FirstBank, to extend its maturing credit lines to March 31, 2015. As a result of the forbearance, this credit facility was classified as a Troubled Debt Restructuring (“TDR”) loan during the third quarter of 2014. The loan has been maintained in accrual status based on the estimated cash flow analyses performed on this non-collateral dependent loan, repayment prospects and compliance with contractual terms.

Furthermore, the Corporation had $133.3 million outstanding as of December 31, 2014 in financing to the hotel industry in Puerto Rico guaranteed by the Puerto Rico Tourism Development Fund (“TDF”), compared to $200.4 million as of December 31, 2013. The TDF is a subsidiary of the Government Development Bank (“GDB”) that works with private-sector financial institutions to structure financings for new hospitality projects.

The Corporation has significantly reduced its exposure to construction loans and current originations are mainly draws from existing commitments, including construction facilities tied to financings to the hotel industry guaranteed by TDF.  Construction loan originations decreased by $24.3 million in 2014 to $32.7 million from $57.0 million in 2013.

The decrease in the construction loan portfolio held for investment was driven by charge-offs, the aforementioned adversely classified loans paid off in Florida, and foreclosures.

The composition of the Corporation’s construction loan portfolio held for investment as of December 31, 2014 by category and geographic location follows:

As of December 31, 2014
	Puerto Rico	Virgin Islands	United States	Total
	(In thousands)
Loans for residential housing projects:
Mid-rise (1)	$7,858	$4,164	$-	$12,022
Single-family, detached	15,835	-	10,691	26,526
Total for residential housing projects	23,693	4,164	10,691	38,548
Construction loans to individuals secured by residential
properties	1,465	2,476	-	3,941
Loans for commercial projects	8,534	4,386	11,790	24,710
Bridge loans - commercial	-	13,189	-	13,189
Land loans - residential	22,249	5,914	370	28,533
Land loans - commercial	14,362	-	-	14,362
Total before net deferred fees and allowance for loan
losses	$70,303	$30,129	$22,851	$123,283
Net deferred cost (fees)	315	(118)	-	197
Total construction loan portfolio, gross	70,618	30,011	22,851	123,480
Allowance for loan losses	(9,742)	(2,205)	(875)	(12,822)
Total construction loan portfolio, net	$60,876	$27,806	$21,976	$110,658
___________
(1) Mid-rise relates to buildings of up to 7 stories.

The following table presents further information on the Corporation’s construction portfolio as of and for the year ended December 31, 2014:

(In thousands)
Total undisbursed funds under existing commitments	$76,235
Construction loans held for investment in non-accrual status	$29,354
Construction loans held for sale in non-accrual status	$47,802
Net charge offs - Construction loans	$5,484
Allowance for loan losses - Construction loans	$12,822
Non-performing construction loans to total construction loans, including held for sale	45.05%
Allowance for loan losses for construction loans to total construction loans held for investment	10.38%
Net charge-offs to total average construction loans	2.76%
_________

The following summarizes the construction loans for residential housing projects in Puerto Rico segregated by the estimated selling price of the units:

		(In thousands)

	Construction loan portfolio:
	Under $300k	$12,189
	Over $600k (1)	11,504
		$23,693
________
(1) Mainly composed of two residential housing projects in Puerto Rico.

               Consumer Loans and Finance Leases

As of December 31, 2014, the Corporation’s consumer loan and finance lease portfolio decreased by $84.0 million, as compared to the portfolio balance as of December 31, 2013.  The decrease was mainly the result of charge-offs and repayments that exceeded the volume of new originations. The auto and finance lease portfolio decreased by $64.7 million during 2014 reflecting an increased level of charge-offs experienced and the reduced activity in new loan originations. Originations of auto loans (including finance leases) for 2014 amounted to $457.2 million, a decrease of $146.0 million, compared to $603.2 million for 2013.  The decrease was mainly due to decreased activity in new auto sales reflecting lower consumer confidence as a result of the prolonged economic recession in Puerto Rico and demographic changes.  The auto loan and finance lease portfolios in Puerto Rico amounted to $1.0 billion and $232.1 million, respectively, as of December 31, 2014. The remaining decrease in the consumer loan portfolio was primarily related to a $9.3 million decline in the credit card loan portfolio balance and an $8.4 million decrease in boat financings.

Investment Activities

As part of its liquidity, revenue diversification and interest rate risk strategies, First BanCorp. maintains an investment portfolio that is classified as available for sale. The Corporation’s total available-for-sale investment securities portfolio as of December 31, 2014 amounted to $2.0 billion, a decrease of $12.6 million from December 31, 2013. During 2014, the Corporation completed purchases of approximately $75 million of 10-15 year U.S. agency MBS (average yield of 2.46%) and approximately $81 million of U.S. government and sponsored agencies debt securities (average yield of 1.58%).

Approximately 96% of the Corporation’s available-for-sale securities portfolio is invested in U.S. Government and Agency debentures and fixed-rate U.S. government sponsored-agency MBS (mainly GNMA, FNMA and FHLMC fixed-rate securities).

As of December 31, 2014, the Corporation held approximately $61.2 million of Puerto Rico government and agencies bond obligations, mainly bonds of the GDB and the Puerto Rico Building Authority, as part of its available-for-sale investment securities portfolio, which were reflected at their aggregate fair value of $43.2 million.  During the first half of 2014, the Corporation sold $4.6 million of Puerto Rico government agency bonds and received proceeds of $10 million from matured Puerto Rico government securities. The fair value of the Puerto Rico government obligations held by the Corporation increased by approximately $1.7 million during 2014.

On February 4, 2014, S&P downgraded the Commonwealth of Puerto Rico’s debt to BB+, one level below investment grade. S&P also downgraded to levels below investment grade the credit rating of the GDB and other government entities. On February 7, 2014, Moody’s downgraded the Commonwealth of Puerto Rico’s general obligation bonds and the credit rating of the GDB and other government entities to Ba2, two notches below investment grade. Following the downgrades by S&P and Moody’s, Fitch became the third agency to downgrade the Commonwealth of Puerto Rico debt to BB, two notches below investment grade. In July 2014, the Puerto Rico debt was downgraded further into speculative grade by these credit agencies after the enactment of the Recovery Act that provides a legislative framework for certain public corporations that are experiencing severe financial stress to address their financial obstacles through an orderly statutory process that allows them to handle their debts.  In February 2015, a federal judge ruled the Recovery Act is pre-empted by the Federal Bankruptcy Court and therefore void.  After this decision, S&P and Moody’s downgraded Puerto Rico’s general obligation debt deeper into non-investment grade category. S&P now rates Puerto Rico’s general obligation bonds at B, five notches below investment grade, Moody’s at Caa1, seven notches below investment grade, and Fitch at BB-, three notches below investment grade.

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

The following table presents the carrying value of investments as of December 31, 2014 and 2013:

	2014	2013
	(In thousands)
Money market investments	$16,961	$201,369

Investment securities available for sale, at fair value:
U.S. government and agencies obligations	340,614	256,994
Puerto Rico government obligations	43,222	51,330
Mortgage-backed securities	1,581,830	1,669,925
Equity securities	-	33
Total investment securities available for sale, at fair value	1,965,666	1,978,282

Other equity securities, including $25.5 million and $28.4
million of FHLB stock as of December 31, 2014 and
2013, respectively	25,752	28,691
Total money market and investment securities	$2,008,379	$2,208,342

Mortgage-backed securities as of December 31, 2014 and 2013 consisted of:

	2014	2013
	(In thousands)
Available-for-sale:
FHLMC certificates	$315,794	$322,187
GNMA certificates	377,448	445,008
FNMA certificates	854,940	861,783
Collateralized mortgage obligations issued or
guaranteed by FHLMC	-	81
Other mortgage pass-through certificates	33,648	40,866
Total mortgage-backed securities	$1,581,830	$1,669,925

    The carrying values of investment securities classified as available for sale as of December 31, 2014 by contractual maturity (excluding mortgage-backed securities and equity securities) are shown below:

	Carrying Amount	Weighted average yield %
	(In thousands)
U.S. government and agencies obligations
Due within one year	$7,499	0.11
Due after one year through five years	256,712	1.22
Due after five years through ten years	76,403	1.72
	340,614	1.31

Puerto Rico government obligations
Due after one year through five years	27,408	4.49
Due after five years through ten years	887	5.20
Due after ten years	14,927	5.83
	43,222	4.95

Total	383,836	1.86

Mortgage-backed securities	1,581,830	2.66

Total investment securities available for sale	$1,965,666	2.49

Net interest income of future periods could be affected by prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on these securities, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration of the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. As of December 31, 2014, the Corporation has approximately $108.4 million in debt securities (U.S. Agencies and Puerto Rico government securities) with embedded calls and with an average yield of 1.62%. Refer to “Risk Management” below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and of the interest rate risk management strategies followed by the Corporation. Also refer to Note 4 to the accompanying audited consolidated financial statements included in Item 8 of this Form 10-K for additional information regarding the Corporation’s investment portfolio.

Investment Securities and Loans Receivable Maturities

The following table presents the maturities or repricings of the loan and investment portfolio as of December 31, 2014:

		2-5 Years		Over 5 Years
		Fixed	Variable	Fixed	Variable
	One Year	Interest	Interest	Interest	Interest
	or Less	Rates	Rates	Rates	Rates	Total
			(In thousands)
Investments:
Money market investments	$16,961	$-	$-	$-	$-	$16,961
Mortgage-backed securities	33,536	4,381	-	1,543,913	-	1,581,830
Other securities (1)	33,251	284,120	-	92,217	-	409,588
Total investments	83,748	288,501	-	1,636,130	-	2,008,379

Loans: (2) (3)
Residential mortgage	619,051	329,586	-	2,084,865	-	3,033,502
C&I and commercial
mortgage	3,418,866	432,793	156,353	144,051	-	4,152,063
Construction	155,981	12,319	-	2,982	-	171,282
Finance leases	76,092	154,196	-	1,838	-	232,126
Consumer	580,078	1,127,554	-	42,787	-	1,750,419
Total loans	4,850,068	2,056,448	156,353	2,276,523	-	9,339,392
Total earning assets	$4,933,816	$2,344,949	$156,353	$3,912,653	$-	$11,347,771
_________
(1) Equity securities and loans having no stated scheduled repayment date and no stated maturity were included under the "one year or less category."
(2) Scheduled repayments were reported in the maturity category in which the payment is due and variable rates were reported based on the next repricing date.
(3) Non-accruing loans were included under the "one year or less category."

Goodwill and other intangible assets

The Corporation evaluates goodwill for impairment on an annual basis, generally during the fourth quarter, or more often if events or circumstances indicate there may be impairment.  The Corporation evaluated goodwill for impairment as of October 1, 2014. Goodwill impairment testing is performed at the segment (or “reporting unit”) level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded.  Once goodwill has been assigned to a reporting unit, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill.  The Corporation’s goodwill is related to the acquisition of FirstBank Florida in 2005.

The Corporation bypassed the qualitative assessment in 2014 and proceeded directly to perform the first step of the two-step goodwill impairment test. The first step (“Step 1”) involves a comparison of the estimated fair value of the reporting unit to its carrying value, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired. If the carrying value exceeds the estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of the impairment.

The second step (“Step 2”), if necessary, involves calculating an implied fair value of the goodwill for each reporting unit for which the Step 1 indicated a potential impairment. The implied fair value of goodwill is determined in a manner similar to the calculation of the amount of goodwill in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the Step 1, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles as if the reporting unit was being acquired in a business combination.  If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment.  If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.  An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill.  Subsequent reversal of goodwill impairment losses is not permitted.

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

For purposes of the DCF analysis approach, the valuation is based on estimated future cash flows. The financial projections used in the DCF analysis for the reporting unit are based on the most recent available data. The growth assumptions included in these projections are based on management’s expectations of the reporting unit’s financial prospects as well as particular plans for the entity (i.e., restructuring plans).  The cost of equity was estimated using the capital asset pricing model using comparable companies, an equity risk premium, the rate of return of a “riskless” asset, a size premium based on the size of the reporting unit, and a company specific premium. The resulting discount rate was analyzed in terms of reasonability given current market conditions.

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

Goodwill was not impaired as of December 31, 2014 or 2013, nor was any goodwill written off during 2014, 2013, and 2012.

Other Intangibles

Core deposit intangibles are amortized over their estimated lives, generally on a straight-line basis, and are reviewed periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

In connection with the acquisition of a FirstBank-branded credit card loan portfolio in 2012, the Corporation recognized at acquisition a purchased credit card relationship intangible of $24.5 million ($16.4 million and $19.8 million as of December 31, 2014 and 2013, respectively), which is being amortized on an accelerated basis based on the estimated attrition rate of the purchased credit card accounts, which reflects the pattern in which the economic benefits of the intangible asset are consumed. These benefits are consumed as the revenue stream generated by the cardholder relationship is realized.

The Corporation performed impairment tests for the years ended December 31, 2014, 2013, and 2012 and determined that no impairment was needed to be recognized for other intangible assets.

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

Risk Definition

Liquidity Risk

Liquidity risk is the risk to earnings or capital arising from the possibility that the Corporation will not have sufficient cash to meet its short-term liquidity demands such as from deposit redemptions or loan commitments. Refer to “—Liquidity and Capital Adequacy” below for further details.

Interest Rate Risk

Interest rate risk is the risk to earnings or capital arising from adverse movements in interest rates, refer to “—Interest Rate Risk Management” below for further details.

Market Risk

Market risk is the risk to earnings or capital arising from adverse movements in market rates or prices, such as interest rates or equity prices. The Corporation evaluates market risk together with interest rate risk, refer to “—Interest Rate Risk Management” below for further details.

Credit Risk

Credit risk is the risk to earnings or capital arising from a borrower’s or a counterparty’s failure to meet the terms of a contract with the Corporation or otherwise to perform as agreed. Refer to “—Credit Risk Management” below for further details.

Operational Risk

Operational risk is the risk to earnings or capital arising from problems with the delivery of services or products. This risk is a function of internal controls, information systems, employee integrity and operating processes. It also includes risks associated with the Corporation’s preparedness for the occurrence of an unforeseen event. This risk is inherent across all functions, products and services of the Corporation. Refer to “—Operational Risk” below for further details.

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

In performing this function, the Audit Committee is assisted by the Chief Risk Officer (“CRO”) and the Executive Risk Management Committee, and other members of senior management.

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

Regional Risk Management Committee

This management committee is appointed by the Chief Risk Officer of the Corporation to assist the Corporation in overseeing, and receiving information regarding the Corporation’s policies, procedures and related practices relating to the Corporation’s identified risks in the regions of Puerto Rico, Florida and the USVI and BVI. In so doing, the Regional Committee’s primary general functions involve:

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

(4)     Credit Committees (Credit Management Committee and Delinquency Committee) – oversee and establish standards for credit risk management processes within the Corporation. The Credit Management Committee is responsible for the approval of loans above an established size threshold. The Delinquency Committee is responsible for the periodic review of (1) past-due loans, (2) overdrafts, (3) non-accrual loans, (4) OREO assets, and (5) the bank’s watch list and non-performing loans.

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

2)    Chief Risk Officer is responsible for the oversight of the risk management of the organization as well as risk governance processes. The CRO, with the collaboration of the Enterprise Risk Management and Operational Risk Director monitors key risks and manages the operational risk program.

3)    Credit Risk Officer, Chief Lending Officer and other senior executives are responsible for managing and executing the Corporation’s credit risk program.

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

7)    Model Risk Officer is responsible for driving the identification, assessment, measurement, mitigation and monitoring of model risk.

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

The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. As of December 31, 2014, FirstBank could not pay any dividend to the parent company except upon receipt of prior approval by the New York FED and the Federal Reserve Board because of the Regulatory Agreements.

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

The Corporation develops and maintains contingency funding plans. These plans evaluate the Corporation’s liquidity position under various operating circumstances and allow the Corporation to ensure that it will be able to operate through periods of stress when access to normal sources of funds is constrained. The plans project funding requirements during a potential period of stress, specify and quantify sources of liquidity, outline actions and procedures for effectively managing through a difficult period, and define roles and responsibilities.  Under the contingency funding plan, the Corporation stresses the balance sheet and the liquidity position to critical levels that imply difficulties in getting new funds or even maintaining the current funding position of the Corporation and the Bank, thereby ensuring the ability of the Corporation and the Bank to honor its respective commitments, and establishing liquidity triggers monitored by the MIALCO in order to maintain the ordinary funding of the banking business. Four different scenarios are defined in the contingency funding plan: local market event, credit rating downgrade, an economic cycle downturn event, and a concentration event. They are reviewed and approved annually by the Board of Directors’ Asset and Liability Committee.

The Corporation manages its liquidity in a proactive manner, and maintains a sound liquidity position. Multiple measures are utilized to monitor the Corporation’s liquidity position, including core liquidity, basic liquidity, and time-based reserve measures. As of December 31, 2014, the estimated core liquidity reserve (which includes cash and free liquid assets) was $1.5 billion or 11.69% of total assets, compared to $1.35 billion or 10.7% of total assets as of December 31, 2013. The basic liquidity ratio (which adds available secured lines of credit to the core liquidity) was approximately 15.6% of total assets, compared to 14.35% of total assets as of December 31, 2013. As of December 31, 2014, the Corporation had $487.6 million available for additional credit from the FHLB NY. Unpledged liquid securities as of December 31, 2014 mainly consisted of fixed-rate MBS and U.S. agency debentures amounting to approximately $697.6 million. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic liquidity measure. The increased liquidity was primarily due to the deposit in cash balances with the Federal Reserve Bank generating interest income of 0.25% of certain amounts received from prepayments of MBS investments and the repayment of certain large commercial loans paid-off. As of December 31, 2014, the holding company had $36.5 million of cash and cash equivalents. Cash and cash equivalents at the Bank level as of December 31, 2014 were approximately $789.3 million. The Bank has $2.9 billion in brokered CDs as of December 31, 2014, of which approximately $1.8 billion mature over the next twelve months. Liquidity at the Bank level is highly dependent on bank deposits, which fund 75.0% of the Bank’s assets (or 52.2% excluding brokered CDs). The Corporation has continued to issue brokered CDs pursuant to temporary approvals received from the FDIC to renew or roll over brokered CDs up to certain amounts through March 31, 2015.

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

The Asset Liability Committee of the Board of Directors reviews credit availability on a regular basis. The Corporation has also securitized and sold mortgage loans as a supplementary source of funding. Long-term funding has also been obtained in the past through the issuance of notes and, to a lesser extent, long-term brokered CDs. The cost of these different alternatives, among other things, is taken into consideration.

The Corporation has continued reducing the amounts of outstanding brokered CDs. The reduction in brokered CDs is consistent with the requirements of the FDIC Order that preclude the issuance of brokered CDs without FDIC approval and require a plan to reduce the amount of brokered CDs. As of December 31, 2014, brokered CDs decreased $255.0 million from December 31, 2013, to $2.9 billion. At the same time as the Corporation focuses on reducing its reliance on brokered deposits, it is seeking to add core deposits. During 2014, the Corporation increased non-brokered deposits, excluding government deposits, by $164.1 million.

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

The Corporation's principal sources of funding are:

Deposits
The following table presents the composition of total deposits:

	Weighted Average
	Cost as of	As of December 31,
	December 31, 2014	2014	2013	2012
		(In thousands)
Savings accounts	0.69%	$2,450,484	$2,334,831	$2,295,766
Interest-bearing checking
accounts	0.56%	1,054,136	1,167,480	1,108,053
Certificates of deposit	0.94%	5,078,709	5,526,401	5,623,340
Interest-bearing deposits	0.82%	8,583,329	9,028,712	9,027,159
Non-interest-bearing deposits		900,616	851,212	837,387

Total		$9,483,945	$9,879,924	$9,864,546

Interest-bearing deposits:
Average balance outstanding		$8,896,722	$9,033,592	$9,054,552
Non-interest-bearing deposits:
Average balance outstanding		$876,460	$855,231	$770,278
Weighted average rate during
the period on interest-
bearing deposits		0.88%	1.02%	1.42%

Brokered CDs – A large portion of the Corporation’s funding has been retail brokered CDs issued by FirstBank. Total brokered CDs decreased by $255.0 million to $2.9 billion as of December 31, 2014. Because of the FDIC Order, FirstBank cannot replace maturing brokered CDs without the prior approval of the FDIC. Since the issuance of the FDIC Order, the FDIC has granted the Bank temporary waivers, allowing it to continue accessing the brokered deposit market in specified amounts. The most recent waiver is effective through March 31, 2015. The Bank will request approvals for future periods. The Corporation used proceeds from repayments of loans and investments to pay down maturing borrowings, including brokered CDs. Also, the Corporation successfully implemented its core deposit growth strategy that resulted in an increase of $164.1 million in non-brokered deposits, excluding government deposits, during 2014.

The average remaining term to maturity of the retail brokered CDs outstanding as of December 31, 2014 is approximately 1.0 years.

The use of brokered CDs has been particularly important for the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining regular retail deposits in Puerto Rico. The brokered CD market is very competitive and liquid, and has enabled the Corporation to obtain substantial amounts of funding in short periods of time. This strategy has enhanced the Corporation’s liquidity position, since brokered CDs are insured by the FDIC up to regulatory limits and can be obtained faster compared to regular retail deposits. During 2014, the Corporation issued $1.5 billion in brokered CDs with an average cost of 0.79% to renew maturing brokered CDs. Management believes it will continue to obtain waivers from the restrictions on the issuance of brokered CDs under the FDIC Order to meet its obligations and execute its business plans.

The following table presents a maturity summary of brokered and retail CDs with denominations of $100,000 or higher as of December 31, 2014:

Total
(In thousands)

Three months or less	$648,845
Over three months to six months	577,475
Over six months to one year	1,506,709
Over one year	1,539,963
Total	$4,272,992

Certificates of deposit in denominations of $100,000 or higher include brokered CDs of $2.9 billion issued to deposit brokers in the form of large ($100,000 or more) certificates of deposit that are generally participated out by brokers in shares of less than $100,000 and are therefore insured by the FDIC. Certificates of deposit with denominations of $100,000 or higher also include $2.4 million of deposits through the Certificate of Deposit Account Registry Service.

Government deposits - As of December 31, 2014, the Corporation had $227.4 million of public sector deposits in Puerto Rico ($208.1 million in transactional accounts and $19.3 million in time deposits) compared to $546.5 million as of December 31, 2013. Approximately 54% came from municipalities in Puerto Rico and 46% came from public corporations and the central government.

In 2014, Act 24-2014 was approved by the Puerto Rico Legislature, seeking to further strengthen the liquidity of the GDB and the GDB’s direction of public funds. Among other measures, Act 24-2014 grants the GDB the ability to exercise additional oversight of certain public funds deposited at private financial institutions and grants the GDB the legal authority, subject to an entity’s ability to request waivers under certain specified circumstances, to require such public funds (other than funds of the Legislative Branch, the Judicial Branch, the University of Puerto Rico, governmental pension plans, municipalities and certain other independent agencies) to be deposited at the GDB, which is expected to result in a more efficient management of public resources in an effort to maximize liquidity and efficient use of public resources. The GDB expected to capture a portion of public funds deposited in private financial institutions. As anticipated, certain public corporations and agencies withdrew from FirstBank approximately $341.6 million during the second quarter of 2014. The Corporation will continue to focus on transactional accounts and to seek to obtain deposits from entities excluded from Act 24-2014.

In addition, as of December 31, 2014, the Corporation had $173.3 million of government deposits in the Virgin Islands, compared to $159.3 million as of December 31, 2013.

Retail deposits – The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. Total deposits, excluding brokered CDs and government deposits, increased by $164.1 million to $6.2 billion during 2014, reflecting increases in core-deposit products such as savings, retail CDs, as well as non-interest bearing deposits primarily in Puerto Rico and the Virgin Islands.  Refer to Note 14 in the Corporation’s audited financial statements for the year ended December 31, 2014 included in Item 8 of this Form 10-K for further details.

Refer to “Net Interest Income” above for information about average balances of interest-bearing deposits, and the average interest rates paid on deposits for the years ended December 31, 2014, 2013 and 2012.

Borrowings

As of December 31, 2014, total borrowings amounted to $1.46 billion as compared to $1.43 billion and $1.64 billion as of December 31, 2013 and 2012, respectively.

The following table presents the composition of total borrowings as of the dates indicated:

	Weighted Average Rate as of December 31, 2014
		As of December 31,
		2014	2013	2012
		(Dollars in thousands)
Securities sold under agreements
to repurchase	3.24%	$900,000	$900,000	$900,000
Advances from FHLB	1.17%	325,000	300,000	508,440
Other borrowings	2.86%	231,959	231,959	231,959
Total (1)		$1,456,959	$1,431,959	$1,640,399

Weighted average rate during
the period		2.72%	2.62%	3.07%

(1) Includes borrowings of $732.0 million as of December 31, 2014 that have variable interest rates or have maturities within a year.

Securities sold under agreements to repurchase - The Corporation’s investment portfolio is funded in part with repurchase agreements. The Corporation’s outstanding securities sold under repurchase agreements amounted to $900 million as of December 31, 2014 and 2013. One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce liquidity risk and manage exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. All of the $900 million of repurchase agreements outstanding as of December 31, 2014 consisted of structured repurchase agreements. In addition to these repurchase agreements, the Corporation has been able to maintain access to credit by using cost-effective sources such as FHLB advances. Refer to Note 15 in the Corporation’s audited financial statements for the period ended December 31, 2014 included in Item 8 of this Form 10-K for further details about repurchase agreements outstanding by counterparty and maturities.

In July 2014, a $100 million structured repurchase agreement that carried a floating rate converted to a fixed rate resulting in an increase of approximately $0.8 million in interest expense for 2014. Another similar $100 million structured repurchase agreement flipped to a fixed rate in October 2014 and resulted in a quarterly increase in interest expense of approximately $0.5 million.

In the first quarter of 2015, the Corporation restructured $400 million of its repurchase agreements. Of those, $200 million were restructured by extending the contractual maturity and changing from a fixed interest rate to a variable rate; and simultaneously the Corporation entered into $200 million of reverse repurchase agreements with the same counterparty under a master netting arrangement that provides for a right of setoff that meets the conditions of ASC 210-20-45-11. These repurchase agreements and reverse repurchase agreements will be presented net on the consolidated statement of financial condition in 2015. In addition, in the first quarter of 2015, the Corporation restructured an additional $200 million of its repurchase agreements with another counterparty, by extending the contractual maturity and reducing the interest rate in these agreements.

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

Given the quality of the collateral pledged, the Corporation has not experienced significant margin calls from counterparties arising from credit-quality-related write-downs in valuations and, as of December 31, 2014, it had only $0.2 million of cash equivalent instruments deposited in connection with collateralized interest rate swap agreements.

Advances from the FHLB – The Bank is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages and/or investments as collateral for advances taken. As of December 31, 2014 and 2013, the outstanding balance of FHLB advances was $325.0 million and $300.0 million, respectively. The Corporation entered into a 4-year FHLB advance of $25 million with a rate of 1.79% in the third quarter of 2014. As of December 31, 2014, the Corporation had $487.6 million available for additional credit on FHLB lines of credit.

Though currently not in use, other potential sources of short-term funding for the Corporation include commercial paper and federal funds purchased. Furthermore, in previous years the Corporation entered into several financing transactions to diversify its funding sources, including the issuance of notes payable and junior subordinated debentures as part of its longer-term liquidity and capital management activities.  No assurance can be given that these sources of liquidity will be available in the future and, if available, will be on comparable terms.

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

The trust-preferred debentures are presented in the Corporation’s consolidated statement of financial condition as Other Borrowings. The variable rate trust-preferred securities are fully and unconditionally guaranteed by the Corporation. The $100 million Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and the $125 million issued in September 2004 mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Debentures may be shortened (such shortening would result in a mandatory redemption of the variable rate trust-preferred securities). The trust-preferred securities, subject to certain limitations, qualify as Tier I regulatory capital under current applicable rules and regulations. The Collins Amendment of the Dodd-Frank Act eliminated certain trust-preferred securities from Tier 1 Capital. Bank Holding Companies such as the Corporation must fully phase out these instruments from Tier I capital by January 1, 2016, however they may remain in Tier 2 capital until the instruments are redeemed or mature. As of December 31, 2014, the Corporation had $225 million in trust preferred securities that are subject to the phase-out from Tier 1 Capital under the Basel III Final Rule.

With respect to the outstanding subordinated debentures, the Corporation has elected to defer the interest payments that were due in quarterly periods since March 2012. The aggregate amount of payments deferred and accrued approximates $21.9 million as of December 31, 2014. Under the indentures, we have the right, from time to time, and without causing an event of default, to defer payments of interest on the subordinated debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. Future interest payments are subject to Federal Reserve approval.

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

The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid in large part because of the sale of mortgages through guarantee programs of the FHA, VA, HUD, FNMA and FHLMC. The Corporation obtained commitment authority to issue GNMA mortgage-backed securities from GNMA, and, under this program, the Corporation completed the securitization of approximately $198.7 million of FHA/VA mortgage loans into GNMA MBS during 2014. Any regulatory actions affecting GNMA, FNMA or FHLMC could adversely affect the secondary mortgage market.

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

Cash Flows

Cash and cash equivalents were $796.1 million as of December 31, 2014, an increase of $140.4 million when compared to the balance as of December 31, 2013, while as of December 31, 2013 the total balance of cash and cash equivalents amounted to $655.7 million, a decrease of $291.2 million from December 31, 2012. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during 2014 and 2013.

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

For 2014 and 2013, net cash provided by operating activities was $264.4 million and $341.7 million, respectively.  Net cash generated from operating activities was higher than net income reported largely as a result of adjustments for operating items such as the provision for loan and lease losses, depreciation and amortization, proceeds from sales of loans held for sale, and impairments.

Cash Flows from Investing Activities

The Corporation’s investing activities primarily relate to originating loans to be held for investment and purchasing, selling and repayments of available-for-sale investment securities. For the year ended December 31, 2014, net cash provided by investing activities was $254.7 million, primarily reflecting principal repayments on loans held for investment and available-for-sale investment securities.

For the year ended December 31, 2013, net cash used in investing activities was $431.5 million, primarily reflecting purchases of investment securities.

Cash Flows from Financing Activities

The Corporation’s financing activities primarily include the receipt of deposits and issuance of brokered CDs, the issuance and payments of long-term debt, the issuance of equity instruments and activities related to its short-term funding. For the year ended December 31, 2014, net cash used in financing activities was $378.6 million, mainly due to the reduction in brokered CDs and deposit withdrawals by certain government entities and public corporations in Puerto Rico.

During 2013, net cash used in financing activities was $201.4 million, mainly due to repayments of maturing FHLB advances and brokered CDs.

Capital

As of December 31, 2014, the Corporation's stockholders' equity was $1.7 billion, an increase of $455.9 million from December 31, 2013.  The increase was mainly driven by the net income of $392.3 million for 2014, including the $302.9 million partial reversal of FirstBank’s deferred tax asset valuation allowance, and a $60.4 million increase in other comprehensive income mainly attributable to an increase in the fair value of U.S. agency MBS and debt securities.  As a result of the Written Agreement with the New York FED, currently neither First BanCorp., nor FirstBank, is permitted to pay dividends on securities without prior approval.

Although all of the regulatory capital ratios of the Bank exceeded the established “well capitalized” levels, as well as the minimum capital ratios required by the FDIC Order, as of December 31, 2014, FirstBank cannot be treated as a “well capitalized” institution since it is still subject to the FDIC Order. Set forth below are First BanCorp.’s, and FirstBank’s regulatory capital ratios as of December 31, 2014 and December 31, 2013, based on existing established guidelines.

		Banking Subsidiary
	First BanCorp.	FirstBank	To be well capitalized	Consent Order Requirements over time
As of December 31, 2014
Total capital (Total capital to risk-weighted assets)	19.70%	19.37%	10.00%	12.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	18.44%	18.10%	6.00%	10.00%
Leverage ratio	13.27%	13.04%	5.00%	8.00%

As of December 31, 2013
Total capital (Total capital to risk-weighted assets)	17.06%	16.67%	10.00%	12.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	15.78%	15.40%	6.00%	10.00%
Leverage ratio	11.71%	11.44%	5.00%	8.00%

The increase in capital ratios was primarily related to earnings recorded in 2014 and a reduction in risk-weighted assets mainly related to the decrease in commercial and construction loans. The partial reversal of FirstBank’s deferred tax asset valuation allowance benefited net income and stockholders’ equity but had a lesser impact on our regulatory capital ratios as the majority of the deferred tax asset balances is disallowed for regulatory capital purposes.

In July 2013, U.S. banking regulators approved a revised regulatory capital framework for U.S. banking organizations (the “Basel III rules”) that is based on international regulatory capital requirements adopted by the Basel Committee on Banking Supervision over the past several years.  The Basel III rules introduce new minimum capital ratios and capital conservation buffer requirements, change the composition of regulatory capital, require a number of new adjustments to and deductions from regulatory capital, and introduce a new “Standardized Approach” for the calculation of risk-weighted assets that will replace the risk-weighting requirements under the current U.S. regulatory capital rules. The new minimum regulatory capital requirements and the Standardized Approach for the calculation of risk-weighted assets became effective for the Corporation and FirstBank on January 1, 2015. The capital conservation buffer requirements, and the regulatory capital adjustments and deductions under the Basel III rules will be phased-in over several years ending on December 31, 2018.

The Basel III rules introduce a new and separate ratio of Common Equity Tier 1 capital (“CET1”) to risk-weighted assets. CET1, a narrower subcomponent of total Tier 1 capital, generally consists of common stock and related surplus, retained earnings, accumulated other comprehensive income (“AOCI”), and qualifying minority interests. Certain banking organizations, however, including the Corporation and FirstBank, will be allowed to make a one-time permanent election in early 2015 to exclude AOCI items. The Corporation and FirstBank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the securities portfolio. In addition, the Basel III rules also will require the Corporation to maintain an additional CET1 capital conservation buffer of 2.5%.  Under the rules, the Corporation will be required to maintain (i) a minimum CET1 to risk-weighted assets ratio of at least 4.5%, plus the 2.5% “capital conservation buffer,” resulting in a required minimum CET1 ratio of at least 7% upon full implementation, (ii) a minimum ratio of total Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum Tier 1 capital ratio of 8.5% upon full implementation, (iii) a minimum ratio of total Tier 1 plus Tier 2 capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum total capital ratio of 10.5% upon full implementation, and (iv) a required minimum leverage ratio of 4% (as contrasted to the legacy 3% requirement), calculated as the ratio of Tier 1 capital to average on-balance sheet (non-risk adjusted) assets.  The new basis minimum risk-based and leverage capital requirements were effective for the Corporation on January 1, 2015.  The phase-in of the capital conversation buffer will begin on January 1, 2016 with a first year requirement of 0.625% of additional CET1, which will be progressively increased over a four-year period, increasing by that same percentage amount on each subsequent January 1 until it reaches the fully-phased in 2.5% CET1 requirement on January 1, 2019.

In addition, the Basel III rules require a number of new deductions from and adjustments to CET1, including deductions from CET1 for mortgage servicing rights, and deferred tax assets dependent upon future taxable income; these adjustments generally will be phased in over a four-year period beginning on January 1, 2015. In the case of mortgage servicing assets and deferred tax assets attributable to temporary differences, among others, these items would be required to be deducted to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

In addition, the Federal Reserve Board’s Basel III rules will require that certain non-qualifying capital instruments, including cumulative preferred stock and trust preferred securities (“TRuPs”), be excluded from Tier 1 capital.  In general, banking organizations such as the Corporation and the Bank, that are not advanced approaches banks, must begin to phase out TRuPs from Tier 1 capital on January 1, 2015.  The Corporation will be allowed to include 25% of the $225 million outstanding qualifying TRuPs as Tier 1 capital in 2015 and the TRuPs must be fully phased out from Tier 1 capital by January 1, 2016.  However, the Corporation’s TRuPs may continue to be included in Tier 2 capital until the instruments are redeemed or mature.

The Basel III rules also revise the “prompt corrective action” (“PCA”) regulations that apply to depository institutions, including FirstBank, pursuant to Section 38 of the Federal Deposit Insurance Act by (i) introducing a separate CET1 ratio requirement for each PCA capital category (other than critically undercapitalized) with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each PCA capital category with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that allows a bank with a composite supervisory rating of 1 to have a 3% leverage ratio and still be adequately capitalized and maintaining the minimum leverage ratio for well-capitalized status at 5%. The Basel III rules do not change the total risk-based capital requirement (10% for well-capitalized status) for any PCA capital category.  The new PCA requirements became effective on January 1, 2015.

Under the legacy Federal Reserve Board risk based capital requirements, a bank holding company’s assets are adjusted to take into account different characteristics, with the categories generally ranging from 0% (requiring no additional capital) for assets such as cash to 100% assets, including commercial mortgage loans, commercial and industrial loans, and consumer loans.  Off-balance sheet items also are adjusted to take into account certain risk characteristics.  The Basel III rules supersede this framework and establish a  “standardized approach” for risk-weightings that expands the risk-weighting categories from the four major risk-weighting categories under the current regulatory capital rules (0%, 20%, 50%, and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets.  In a number of cases, the Standardized Approach will result in higher risk weights for a variety of asset categories. Specific changes to the risk-weightings of assets under the current regulatory capital rules include, among other things: (i) applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans, (ii) assigning a 150% risk weight to exposures that are 90 days past due (other than qualifying residential mortgage exposures, which remain at an assigned risk-weighting of 100%),  and (iii) establishing a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, in contrast to the 0% risk-weighting under the prior rules.

The Corporation’s estimated pro-forma CET1 ratio, Tier 1 capital ratio, total capital ratio, and the leverage ratio under the Basel III rules, giving effect as of December 31, 2014 to all the provisions that will be phased-in between January 1, 2015 and January 2019, was 15.1%, 15.5%, 19.2%, and 11.7%, respectively. These ratios would exceed the fully phased in minimum capital ratios under Basel III. Pro-forma CET1 ratio, Tier 1 capital ratio, total capital ratio, and the leverage ratio, giving effect as of December 31, 2014 to the transitional provisions applicable for year 2015, was 16.3%, 16.3%, 19.5%, and 12.2%, respectively.

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

The tangible common equity ratio and tangible book value per common share are non-GAAP measures generally used by the financial community to evaluate capital adequacy. Tangible common equity is total equity less preferred equity, goodwill, core deposit intangibles, and purchased credit card relationship intangible assets. Tangible assets are total assets less goodwill, core deposit intangibles, and purchased credit card relationship intangible assets.  Refer to “Basis of Presentation” below for additional information.

The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets for the years ended December 31, 2014 and 2013, respectively:

	December 31,	December 31,
(In thousands, except ratios and per share information)	2014	2013

Total equity - GAAP	$1,671,743	$1,215,858
Preferred equity	(36,104)	(63,047)
Goodwill	(28,098)	(28,098)
Purchased credit card relationship	(16,389)	(19,787)
Core deposit intangible	(5,420)	(6,981)

Tangible common equity	$1,585,732	$1,097,945

Total assets - GAAP	$12,727,835	$12,656,925
Goodwill	(28,098)	(28,098)
Purchased credit card relationship	(16,389)	(19,787)
Core deposit intangible	(5,420)	(6,981)
Tangible assets	$12,677,928	$12,602,059
Common shares outstanding	212,985	207,069

Tangible common equity ratio	12.51%	8.71%
Tangible book value per common share	$7.45	$5.30

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

The following table reconciles stockholders' equity (GAAP) to Tier 1 common equity based on current applicable bank regulatory requirements (known as "Basel I"):

	December 31,	December 31,
(In thousands)	2014	2013

Total equity - GAAP	$1,671,743	$1,215,858
Qualifying preferred stock	(36,104)	(63,047)
Unrealized loss on available-for-sale securities (1)	18,351	78,734
Disallowed deferred tax assets (2)	(245,151)	-
Goodwill	(28,098)	(28,098)
Core deposit intangible	(5,420)	(6,981)
Other disallowed assets	(422)	(23)
Tier 1 common equity	$1,374,899	$1,196,443

Total risk-weighted assets	$8,871,532	$9,405,798

Tier 1 common equity to risk-weighted assets ratio	15.50%	12.72%

(1) Tier 1 capital excludes net unrealized gains (losses) on available-for-sale debt securities and net unrealized gains on available-for-sale equity securities with readily determinable fair values, in accordance with regulatory risk-based capital guidelines. In addition, in calculating Tier 1 capital, institutions are required to deduct net unrealized losses on available-for-sale equity securities with readily determinable fair values, net of tax.

(2) Approximately $69 million of the Corporation's deferred tax assets as of December 31, 2014 was included without limitation in regulatory capital pursuant to the risk-based capital guidelines in effect as of such date (Basel I), while approximately $245 million of such assets as of December 31, 2014 exceeded the limitation imposed by these guidelines and as "disallowed deferred tax assets" were deducted in arriving at Tier 1 Capital. According to such regulatory capital guidelines, the deferred tax assets that are dependent upon future taxable income are limited for inclusion in Tier 1 capital to the lesser of: (1) the amount of such deferred tax asset that the entity expects to realize within one year of the calendar quarter-end date, based on its projected future taxable income for that year, or (ii) 10% of the amount of the entity's Tier 1 capital. Approximately $1 million of the Corporation's other net deferred tax liabilities as of December 31, 2014 represents primarily the deferred tax effects of unrealized gains and losses on available-for-sale debt securities, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines.

The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to legal surplus until such surplus equals the total of paid-in capital on common and preferred stock. Amounts transferred to the legal surplus account from the retained earnings account are not available for distribution to the stockholders without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts shall be charged against the undistributed profits of the bank, and the balance, if any, shall be charged against the reserve fund, as a reduction thereof. If there is no reserve fund sufficient to cover such balance in whole or in part, the outstanding amount shall be charged against the capital account and the Bank cannot pay dividends until it can replenish the reserve fund to an amount of at least 20% of the original capital contributed. During 2014, $40.0 million was transferred to the legal surplus reserve. FirstBank’s legal surplus reserve, included as part of retained earnings in the Corporation’s statement of financial condition, amounted $40.0 million as of December 31, 2014 (2013 - $0).

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

     As a provider of financial services, the Corporation routinely enters into commitments with off-balance-sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval processes used for on-balance-sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. As of December 31, 2014, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $1.1 billion (including $642.3 million pertaining to credit card loans) and $42.3 million, respectively. Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation does not enter into interest rate lock agreements with prospective borrowers in connection with mortgage banking activities.

Contractual Obligations and Commitments

       The following table presents a detail of the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments
	As of December 31, 2014
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In thousands)

Contractual obligations:
Certificates of deposit	$5,078,709	$3,232,146	$1,631,334	$178,973	$36,256
Securities sold under agreements to
repurchase (1)	900,000	-	700,000	200,000	-
Advances from FHLB	325,000	-	300,000	25,000	-
Other borrowings	231,959	-	-	-	231,959
Operating leases	67,959	8,683	15,358	12,680	31,238
Other contractual obligations	128,419	33,911	51,699	30,252	12,557
Total contractual obligations	$6,732,046	$3,274,740	$2,698,391	$446,905	$312,010

Commitments to sell mortgage loans	$129,369

Standby letters of credit	$3,791

Commitments to extend credit:
Lines of credit	$1,066,009
Letters of credit	38,555
Construction undisbursed funds	76,235
Total commercial commitments	$1,180,799

(1) Approximately $400 million of the securities sold under agreements to repurchase scheduled to mature within 2-3 years were restructured in the first quarter of 2015 and extended to mature on several dates in 2022.

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

On a quarterly basis, the Corporation performs a consolidated net interest income simulation analysis to estimate the potential change in future earnings from projected changes in interest rates. These simulations are carried out over a one-to-five-year time horizon, assuming upward and downward yield curve shifts. The rate scenarios considered in these simulations reflect gradual upward and downward interest rate movements of 200 basis points during a twelve-month period. Simulations are carried out in two ways:

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

The 12-month net interest income is forecasted assuming the December 31, 2014 interest rate curves remain constant. Then net interest income is estimated under rising and falling rates scenarios. For rising rate scenarios, a gradual (ramp) parallel upward shift of the yield curves is assumed during the first twelve months (the “+200 ramp” scenario). Conversely, for the falling rate scenarios, a gradual (ramp) parallel downward shift of the yield curves is assumed during the first twelve months (the “-200 ramp” scenario). However, given the current low levels of interest rates, a full downward shift of 200 bps would represent an unrealistic scenario. Therefore, under the falling rate scenario, rates move downward up to 200 basis points, but without reaching zero. The resulting scenario shows interest rates close to zero in most cases, reflecting a flattening yield curve instead of a parallel downward scenario.

The Libor/Swap curve for December 31, 2014, as compared to December 2013, reflected a slight reduction in the short-term horizon, between one to twelve months, with a decrease of 6 basis points, while market rates increased by 17 basis points in the medium term, that is, between 2 to 5 years. In the long term, that is, over a 5-year-time horizon, market rates decreased by 89 basis points. The Treasury curve increased by 2 basis points in the short-term and increased by 20 basis points in the medium-term horizon as compared to December 2013 end of month levels. The long-term horizon decreased by 109 basis points, as compared to December 2013 end of month levels.

    The following table presents the results of the simulations as of December 31, 2014 and December 31, 2013.  Consistent with prior years, these exclude non-cash changes in the fair value of derivatives and liabilities measured at fair value:

	December 31, 2014				December 31, 2013
	Net Interest Income Risk				Net Interest Income Risk
	(Projected for the next 12 months)				(Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	Change	% Change	Change	% Change	Change	% Change	Change	% Change
+ 200 bps ramp	$9.6	1.88%	$9.8	1.90%	$14.6	2.76%	$12.1	2.23%
- 200 bps ramp	$(8.2)	(1.60)%	$(9.3)	(1.80)%	$(10.6)	(2.00)%	$(10.8)	(1.99)%

The Corporation continues to manage its balance sheet structure to control the overall interest rate risk. Among the major drivers behind the slight reduction in interest income sensitivity to interest rate shifts are an increase of $140.4 million in cash and cash equivalents, primarily interest-earning cash balances at the Federal Reserve Bank, an increase of $462.2 million in residential mortgage loans held for investment that was offset by a decrease in commercial and construction loans of approximately $751.9 million. The liabilities side was affected mainly by a reduction of $255.0 million in brokered CDs during the year 2014.

Taking into consideration the above-mentioned facts for modeling purposes, the net interest income for the next twelve months under a non-static or growing balance sheet scenario, is estimated to increase by $9.8 million in the rising rate scenario when compared against the Corporation’s flat or unchanged interest rate forecast scenario. Under the falling rate, non-static scenario, the net interest income is estimated to decrease by $9.3 million.

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

Interest rate swaps - Interest rate swap agreements generally involve the exchange of fixed-and-floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of December 31, 2014, most of the interest rate swaps outstanding are used for protection against rising interest rates. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.

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

For detailed information regarding the volume of derivative activities (e.g. notional amounts), location and fair values of derivative instruments in the Statement of Financial Condition and the amount of gains and losses reported in the Statement of Income (Loss), refer to Note 29 in the Corporation’s audited financial statements for the year ended December 31, 2014 included in Item 8 of this Form 10-K.

The following tables summarize the fair value changes in the Corporation’s derivatives as well as the sources of the fair values:
	Asset Derivatives	Liability Derivatives
	Year Ended	Year Ended
(In thousands)	December 31, 2014	December 31, 2014

Fair value of contracts outstanding at the beginning
of the year	$394	$(4,023)
Realized loss on contracts terminated during the year	-	2,546
Changes in fair value during the year	(355)	1,290
Fair value of contracts outstanding as of
December 31, 2013	$39	$(187)

Sources of Fair Value

	Payment Due by Period
	Maturity Less Than One Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value

(In thousands)
As of December 31, 2014
Pricing from observable market inputs -
Asset Derivatives	$33	$6	$-	$-	$39
Pricing from observable market inputs -
Liability Derivatives	(181)	(6)	-	-	(187)
	$(148)	$-	$-	$-	$(148)

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

As of December 31, 2014 and 2013, all of the derivative instruments held by the Corporation were considered undesignated economic hedges.

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

     Refer to Note 29 of the Corporation’s audited financial statements for the year ended December 31, 2014 included in Item 8 of this Form 10-K for additional information regarding the fair value determination of derivative instruments.

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

The allowance for loan and lease losses provides for probable losses that have been identified with specific valuation allowances for individually evaluated impaired loans and probable losses believed to be inherent in the loan portfolio that have not been specifically identified. An internal risk rating is assigned to each business loan at the time of approval and is subject to subsequent periodic reviews by the Corporation’s senior management. The allowance for loan and lease losses is reviewed on a quarterly basis as part of the Corporation’s continued evaluation of its asset quality.

The ratio of allowance for loan losses to total loans held for investment decreased to 2.40% as of December 31, 2014 from 2.97% as of December 31, 2013, primarily due to charge-offs on certain collateral-dependent commercial loans that did not require additional reserves, updated appraisals, and reserve releases on non-performing and adversely classified construction and commercial loans paid off. In addition, the reserve required for the non-impaired mortgage loans acquired from Doral was lower than the portion of the general reserve for commercial loans related to the secured borrowings, and the purchased credit impaired loans acquired from Doral, with an estimated fair value at acquisition of $102.8 million, required no allowance as of December 31, 2014. The allowance to total loans for each of the Corporation’s categories of loans changed as follows: the allowance to total loans for the C&I portfolio decreased from 2.82% as of December 31, 2013 to 2.57% at December 31, 2014; the allowance to total loans for the commercial mortgage portfolio decreased from 4.01% at December 31, 2013 to 3.06% at December 31, 2014; the allowance to total loans for the construction loan portfolio decreased from 21.23% at December 31, 2013 to 10.38% at December 31, 2014; the allowance to total loans for the residential mortgage portfolio decreased from 1.30% at December 31, 2013 to 0.91% at December 31, 2014; and the allowance to total consumer loans and finance leases increased from 2.83% as of December 31, 2013 to 3.41% as of December 31, 2014 primarily due to higher loss rates impacted by charge-offs trends and higher loss severity rates for auto loans.

Substantially all of the Corporation’s loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is located in Puerto Rico, the U.S. and British Virgin Islands or the U.S. mainland (mainly in the state of Florida), the performance of the Corporation’s loan portfolio and the value of the collateral supporting the transactions are dependent upon the performance of and conditions within each specific area’s real estate market. The real estate market in Puerto Rico experienced readjustments in value over the last few years driven by the loss of income due to higher unemployment, reduced demand and general adverse economic conditions. The Corporation sets adequate loan-to-value ratios upon original approval following its regulatory and credit policy standards. The real estate market for the U.S. Virgin Islands has declined mostly due to reduced business activity in the region, partially related to the closing in 2012 of the Hovensa refinery in St Croix. In Florida, we operate mostly in Miami, where home prices have improved, mostly driven by a higher demand from foreign investors, and a decrease in distressed property sales. As discussed under “Provision for Loan and Lease Losses” above, the Corporation experienced in 2014 a significant increase in recoveries of amounts previously charged-off in the Florida region related to commercial mortgage and construction portfolios.

As shown in the following table, the allowance for loan and lease losses amounted to $222.4 million as of December 31, 2014, or 2.40% of total loans compared with $285.9 million, or 2.97% of total loans, as of December 31, 2013. Refer to “Provision for Loan and Lease Losses” above for additional information.

The following table sets forth an analysis of the activity in the allowance for loan and lease losses during the periods indicated:

Year Ended December 31,	2014	2013	2012	2011	2010
	(Dollars in thousands)
Allowance for loan and lease losses,
beginning of year	$285,858	$435,414	$493,917	$553,025	$528,120
Provision (release) for loan and lease losses:
Residential mortgage (1)	17,487	92,755	36,531	45,339	93,883
Commercial mortgage (2) (3)	(7,076)	38,048	(778)	54,513	119,815
Commercial and Industrial (2) (4)	36,681	43,608	38,773	78,711	68,336
Construction (2) (5)	(17,508)	15,461	10,955	40,174	300,997
Consumer and finance leases	79,946	53,879	35,018	17,612	51,556
Total provision for loan and lease losses (6)	109,530	243,751	120,499	236,349	634,587
Charge-offs:
Residential mortgage (7)	(24,345)	(129,164)	(37,944)	(39,826)	(62,839)
Commercial mortgage (8)	(25,807)	(67,457)	(21,779)	(51,207)	(82,708)
Commercial and Industrial (9)	(61,935)	(109,849)	(49,521)	(69,783)	(99,724)
Construction (10)	(11,533)	(43,323)	(45,008)	(103,131)	(313,511)
Consumer and finance leases	(76,696)	(63,108)	(43,735)	(45,478)	(64,219)
Total charge offs (11)	(200,316)	(412,901)	(197,987)	(309,425)	(623,001)
Recoveries:
Residential mortgage	1,049	1,165	1,089	835	121
Commercial mortgage	10,639	4,855	810	90	1,288
Commercial and Industrial	3,680	4,636	3,605	2,921	1,251
Construction	6,049	2,076	4,267	2,371	358
Consumer and finance leases	5,906	6,862	9,214	7,751	10,301
Total recoveries	27,323	19,594	18,985	13,968	13,319
Net charge-offs	(172,993)	(393,307)	(179,002)	(295,457)	(609,682)
Allowance for loan and lease losses, end
of year	$222,395	$285,858	$435,414	$493,917	$553,025
Allowance for loan and lease losses to year end total
loans held for investment	2.40%	2.97%	4.33%	4.68%	4.74%
Net charge-offs to average loans outstanding during
the year	1.81%	4.01%	1.74%	2.68%	4.76%
Net charge-offs, excluding charge-offs related to the
acquisition of mortgage loans from Doral, bulk
loan sales and loans transferred to held for
sale, to average loans outstanding
during the year	1.74%	1.68%	1.74%	2.68%	3.60%
Provision for loan and lease losses to net charge-offs
during the year	0.63x	0.62x	0.67x	0.80x	1.04x
Provision for loan and lease losses to net charge-offs
during the year, excluding impact of the
acquisition of mortgage loans from Doral,
bulk loan sales and the transfer of loans
to held for sale	0.65x	0.69x	0.67x	0.80x	1.20x
_________
(1)	Includes a provision totaling $68.8 million associated with the bulk loan sales in 2013.
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
million decrease in construction loans and related allowance, respectively.
(3)	Includes a provision totaling $28.7 million associated with the bulk loan sales and the transfer of loans to held for sale in 2013, and a provision of $11.3 million associated with loans transferred to held for sale in 2010.
(4)	Includes a provision totaling $1.4 million associated with the acquisition of mortgage loans from Doral in 2014, a provision of $20.8 million associated with the bulk loan sales in 2013, and a provision of $8.6 million associated with loans transferred to held for sale in 2010.
(5)	Includes a provision totaling $13.6 million associated with the bulk loan sales in 2013 and a provision of $83.0 million associated with loans transferred to held for sale in 2010.
(6)	Includes a provision of $1.4 million associated with the acquisition of mortgage loans from Doral in 2014, a provision of $132.0 million associated with the bulk loan sales and the transfer of loans to held for sale in 2013, and a provision of $102.9 million associated with loans transferred to held for sale in 2010.
(7)	Includes charge-offs totaling $99.0 million associated with the bulk loan sales in 2013.
(8)	Includes charge-offs totaling $54.6 million associated with the bulk loan sales and the transfer of loans to held for sale in 2013 and charge-offs of $29.5 million associated with loans transferred to held for sale in 2010.
(9)	Includes charge-offs totaling $6.9 million associated with the acquisition of mortgage loans from Doral in 2014, charge-offs of $44.7 million associated with the bulk loan sales in 2013, and charge-offs of $8.6 million associated with loans transferred to held for sale in 2010.
(10)	Includes charge-offs totaling $34.2 million associated with the bulk loan sales and the transfer of loans to held for sale in 2013, and charge-offs of $127.0 million associated with loans transferred to held for sale in 2010.
(11)	Includes charge-offs totaling $6.9 million associated with the acquisition of mortgage loans from Doral in 2014, charge-offs of $232.4 million associated with the bulk loan sales and the transfer of loans to held for sale in 2013, and charge-offs of $165.1 million the associated with loans transferred to held for sale in 2010.

      The following table sets forth information concerning the allocation of the Corporation’s allowance for loan and lease losses by loan category and the percentage of loan balances in each category to the total of such loans as of December 31 of the years indicated:

	2014		2013		2012		2011		2010
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

	(Dollars in thousands)
Residential mortgage	$27,301	33%	$33,110	27%	$68,354	27%	$68,678	27%	$62,330	29%
Commercial mortgage
loans	50,894	18%	73,138	19%	97,692	19%	108,992	15%	105,596	14%
Construction loans	12,822	1%	35,814	2%	61,600	4%	91,386	4%	151,972	6%
Commercial and
Industrial loans
(including loans to
local financial
institutions prior
to 2014)	63,721	27%	85,295	31%	146,900	30%	164,490	39%	152,641	36%
Consumer loans and
finance leases	67,657	21%	58,501	21%	60,868	20%	60,371	15%	80,486	15%
	$222,395	100%	$285,858	100%	$435,414	100%	$493,917	100%	$553,025	100%

    The following table sets forth information concerning the composition of the Corporation's allowance for loan and lease losses as of December 31, 2014 and 2013 by loan category and by whether the allowance and related provisions were calculated individually or through a general valuation allowance:

As of December 31, 2014	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$74,177	$109,271	$41,131	$10,455	$3,778	$238,812
Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	350,067	101,467	195,240	29,012	30,809	706,595
Allowance for loan and lease losses	10,854	14,289	21,314	2,577	6,171	55,205
Allowance for loan and lease losses to
principal balance	3.10%	14.08%	10.92%	8.88%	20.03%	7.81%
PCI loans:
Carrying value of PCI loans	98,494	3,393	-	-	717	102,604
Allowance for PCI loans	-	-	-	-	-	-
Allowance for PCI loans to carrying value	-	-	-	-	-	-

Loans with general allowance:
Principal balance of loans	2,488,449	1,451,656	2,243,066	84,013	1,947,241	8,214,425
Allowance for loan and lease losses	16,447	36,605	42,407	10,245	61,486	167,190
Allowance for loan and lease losses to
principal balance	0.66%	2.52%	1.89%	12.19%	3.16%	2.04%

Total loans held for investment:
Principal balance of loans	$3,011,187	$1,665,787	$2,479,437	$123,480	$1,982,545	$9,262,436
Allowance for loan and lease losses	27,301	50,894	63,721	12,822	67,657	222,395
Allowance for loan and lease losses to
principal balance (1)	0.91%	3.06%	2.57%	10.38%	3.41%	2.40%

	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total

As of December 31, 2013
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$220,428	$69,484	$32,418	$15,120	$4,035	$341,485

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	190,566	149,888	154,686	57,597	24,890	577,627
Allowance for loan and lease losses	18,125	32,189	26,686	22,144	3,457	102,601
Allowance for loan and lease losses to
principal balance	9.51%	21.48%	17.25%	38.45%	13.89%	17.76%

PCI loans:
Carrying value pf PCI loans	-	-	-	-	4,791	4,791
Allowance for PCI loans	-	-	-	-	-	-
Allowance for PCI loans to carrying value	-	-	-	-	-	-

Loans with general allowance:
Principal balance of loans	2,138,014	1,604,236	2,841,218	95,996	2,032,803	8,712,267
Allowance for loan and lease losses	14,985	40,949	58,609	13,670	55,044	183,257
Allowance for loan and lease losses to
principal balance	0.70%	2.55%	2.06%	14.24%	2.71%	2.10%

Total loans held for investment:
Principal balance of loans	$2,549,008	$1,823,608	$3,028,322	$168,713	$2,066,519	$9,636,170
Allowance for loan and lease losses	33,110	73,138	85,295	35,814	58,501	285,858
Allowance for loan and lease losses to
principal balance (1)	1.30%	4.01%	2.82%	21.23%	2.83%	2.97%

(1) Loans used in the denominator include PCI loans of $102.6 million and $4.8 million as of December 31, 2014 and 2013, respectively.
However, the Corporation separately tracks and reports PCI loans and excludes these loans from non-performing loans, impaired loans, TDRs and non-performing assets statistics.

The following tables show the activity for impaired loans held for investment and the related specific reserve during 2014 and 2013:

	2014	2013
	(In thousands)
Impaired Loans:
Balance at beginning of year	$919,112	$1,465,294
Loans determined impaired during the year	306,390	280,860
Charge-offs	(106,154)	(307,428)
Loans sold, net of charge-offs	(4,500)	(201,409)
Loans transferred to held for sale	-	(145,415)
Increases to impaired loans - additional disbursements	5,028	6,624
Foreclosures	(40,582)	(45,094)
Loans no longer considered impaired	(22,333)	(49,299)
Paid in full or partial payments	(111,554)	(85,021)
Balance at end of year	$945,407	$919,112

	2014	2013
	(In thousands)
Specific Reserve:
Balance at beginning of year	$102,601	$221,749
Provision for loan losses	58,758	188,280
Net charge-offs	(106,154)	(307,428)
Balance at end of year	$55,205	$102,601

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

PCI Loans — PCI loans were recorded at fair value at acquisition. Since the initial fair value of these loans included an estimate of credit losses expected to be realized over the remaining lives of the loans, the subsequent accounting for PCI loans differs from the accounting for non-PCI loans. The Corporation, therefore, separately tracks and reports PCI loans and excludes these from its non-performing loans, impaired loans, TDRs, and non-performing assets statistics.

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

Past-Due Loans 90 days and still accruing

These are accruing loans that are contractually delinquent 90 days or more. These past-due loans are either current as to interest but delinquent as to the payment of principal or are insured or guaranteed under applicable FHA and VA programs.  Past due loans 90 days and still accruing also includes PCI loans with individual delinquencies over 90 days, primarily related to mortgage loans acquired from Doral in 2014.

TDRs are classified as either accrual or nonaccrual loans. A loan on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loans being returned to accrual status at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan.

The following table presents non-performing assets as of the dates indicated:

	2014	2013	2012	2011	2010
	(Dollars in thousands)
Non-performing loans held for investment:
Residential mortgage	$180,707	$161,441	$313,626	$338,208	$392,134
Commercial mortgage	148,473	120,107	214,780	240,414	217,165
Commercial and industrial	122,547	114,833	230,090	270,171	317,243
Construction	29,354	58,866	178,190	250,022	263,056
Finance leases	5,245	3,082	3,182	3,485	3,935
Consumer	37,570	37,220	35,693	36,062	45,456
Total non-performing loans held for
investment	523,896	495,549	975,561	1,138,362	1,238,989

OREO	124,003	160,193	185,764	114,292	84,897
Other repossessed property	14,229	14,865	10,107	15,392	14,023
Other assets (1)	-	-	64,543	64,543	64,543
Total non-performing assets,
excluding loans held for sale	662,128	670,607	1,235,975	1,332,589	1,402,452
Non-performing loans held for sale	54,641	54,801	2,243	4,764	159,321
Total non-performing assets,
including loans held for
sale (2)(3)	$716,769	$725,408	$1,238,218	$1,337,353	$1,561,773

Past due loans 90 days and still
accruing (4) (5)	$162,887	$120,082	$142,012	$130,816	$144,113
Non-performing assets to total assets	5.63%	5.73%	9.45%	10.19%	10.02%
Non-performing loans held for
investment to total loans held for
investment	5.66%	5.14%	9.70%	10.78%	10.63%
Allowance for loan and lease losses	$222,395	$285,858	$435,414	$493,917	$553,025
Allowance to total non-performing
loans held for investment	42.45%	57.69%	44.63%	43.39%	44.64%
Allowance to total non-performing
loans held for investment,
excluding residential real estate
loans	64.80%	85.56%	65.78%	61.73%	65.30%
_________
(1) Collateral pledged to Lehman.
(2) Purchased credit impaired loans accounted for under ASC 310-30 of $102.6 million and $4.8 million as of December 31, 2014 and December 31,
2013, respectively, are excluded and not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.
(3) Non-performing assets exclude $494.6 million and $425.4 million of TDR loans that are in compliance with the modified terms and in accrual status as of December 31, 2014 and 2013, respectively.
(4) It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $40.4 million of residential mortgage loans insured by the FHA or guaranteed by the VA, which are over 18 months delinquent, that are no longer accruing interest as of
December 31, 2014.
(5) Amount includes purchased credit impaired loans with individual delinquencies over 90 days and still accruing with a carrying value as of
December 31, 2014 of approximately $15.7 million, primarily related to loans acquired from Doral in 2014.

The following table shows non-performing assets by geographic segment:

	2014	2013	2012	2011	2010
	(Dollars in thousands)
Puerto Rico:
Non-performing loans held for investment:
Residential mortgage	$156,361	$139,771	$281,086	$297,595	$330,737
Commercial mortgage	121,879	101,255	172,534	170,949	177,617
Commercial and industrial	116,301	109,224	215,985	261,189	307,608
Construction	24,526	43,522	99,383	137,478	196,948
Finance leases	5,245	3,082	3,182	3,485	3,935
Consumer	35,286	34,660	32,529	34,888	43,241
Total non-performing loans held for investment	459,598	431,514	804,699	905,584	1,060,086
OREO	111,041	123,851	145,683	85,788	67,488
Other repossessed property	14,150	14,806	10,070	15,283	13,839
Other Assets	-	-	64,543	64,543	64,543
Total non-performing assets, excluding loans
held for sale	584,789	570,171	1,024,995	1,071,198	1,205,956
Non-performing loans held for sale	14,636	14,796	2,243	4,764	159,321
Total non-performing assets, including loans
held for sale (1)	$599,425	$584,967	$1,027,238	$1,075,962	$1,365,277
Past-due loans 90 days and still accruing (2)	$154,375	$118,097	$137,288	$118,888	$142,756
Virgin Islands:
Non-performing loans held for investment:
Residential mortgage	$15,483	$8,439	$18,054	$11,470	$9,655
Commercial mortgage	11,770	6,827	11,232	12,851	7,868
Commercial and industrial	6,246	5,609	12,905	7,276	6,078
Construction	4,064	11,214	72,648	110,594	16,473
Consumer	887	514	804	518	927
Total non-performing loans held for investment	38,450	32,603	115,643	142,709	41,001
OREO	6,967	14,894	24,260	7,200	2,899
Other repossessed property	22	5	17	67	108
Total non-performing assets, excluding loans
held for sale	$45,439	$47,502	$139,920	$149,976	$44,008
Non-performing loans held for sale	40,005	40,005	-	-	-
Total non-performing assets, including loans
held for sale	$85,444	$87,507	$139,920	$149,976	$44,008
Past-due loans 90 days and still accruing	$5,281	$1,985	$4,068	$11,204	$1,358
United States:
Non-performing loans held for investment:
Residential mortgage	$8,863	$13,231	$14,486	$29,143	$51,742
Commercial mortgage	14,824	12,025	31,014	56,614	31,680
Commercial and industrial	-	-	1,200	1,706	3,557
Construction	764	4,130	6,159	1,950	49,635
Consumer	1,397	2,046	2,360	656	1,288
Total non-performing loans held for investment	25,848	31,432	55,219	90,069	137,902
OREO	5,995	21,448	15,821	21,304	14,510
Other repossessed property	57	54	20	42	76
Total non-performing assets	$31,900	$52,934	$71,060	$111,415	$152,488
Past-due loans 90 days and still accruing	$3,231	$-	$656	$724	$-
________
(1) Purchased credit impaired loans accounted for under ASC 310-30 of $102.6 million and $4.8 million as of December 31, 2014 and December 31, 2013, respectively, are excluded and not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.
(2) Amount includes purchased credit impaired loans with individual delinquencies over 90 days and still accruing with a carrying value as of
December 31, 2014 of approximately $15.7 million, primarily related to loans acquired from Doral in 2014.

Total non-performing loans, including non-performing loans held for sale, were $578.5 million as of December 31, 2014. This represents an increase of $28.2 million, or 5.1%, from $550.4 million as of December 31, 2013. The increase was primarily reflected in the non-performing commercial mortgage and C&I loan portfolios, driven by the inflow of two large commercial relationships totaling $51.0 million, and a $19.3 million increase in non-performing residential mortgage loans.

Non-performing commercial mortgage loans, including non-performing commercial mortgage loans held for sale, increased by $28.2 million, or 22%, from December 31, 2013. The increase was primarily driven by the inflow of one large relationship amounting to $29.8 million in Puerto Rico, a participated loan determined to be impaired during 2014. The inflow of this collateral dependent loan did not require an increase in the related specific reserve. In addition, there were inflows of two loans in Florida totaling $2.4 million. These increases were partially offset by charge-offs, including charge-offs of $19.7 million on three commercial mortgage relationships in Puerto Rico. Nonperforming commercial mortgage loans increased by $20.5 million, $2.8 million, and $4.9 million in Puerto Rico, the United States, and the Virgin Islands, respectively, from December 31, 2013 levels. Total inflows of non-performing commercial mortgage loans of $90.2 million during 2014 decreased by $22.5 million compared to $112.7 million for 2013.

Non-performing C&I loans increased by $7.7 million compared to December 31, 2013, driven by the inflow of a $21.2 million loan in Puerto Rico, and inflows of eight relationships individually in excess of $2 million totaling $41.8 million, also in Puerto Rico. This was partially offset by charge-offs and principal repayments, including charge-offs amounting to $39.7 million related to eleven relationships in Puerto Rico and a $4.3 million loan brought current. Total inflows of non-performing C&I loans increased to $95.1 million during 2014 compared to inflows of $49.7 million for the same period in 2013.

Non-performing construction loans, including non-performing construction loans held for sale, decreased by $29.5 million, or 28%, from December 31, 2013, primarily reflecting charge-offs of $11.1 million, the restoration to accrual status of a $10.7 million loan in Puerto Rico that is current in payments and deemed collectible, two loans paid off in the United States totaling $4.1 million, a $1.7 million loan transferred to the OREO portfolio in the Virgin Islands, and a loan of $1.0 million paid off in Puerto Rico. The inflows of non-performing construction loans of $2.8 million during 2014 decreased compared to inflows of $18.0 million for 2013.

The following tables present the activity of commercial and construction non-performing loans held for investment:

	Commercial Mortgage	Commercial & Industrial	Construction
	(In thousands)
Year ended December 31, 2014
Beginning balance	$120,107	$114,833	$58,866
Plus:
Additions to non-performing	90,153	95,110	2,833
Less:
Non-performing loans transferred to OREO	(22,984)	(7,344)	(3,086)
Non-performing loans charged-off	(24,947)	(46,786)	(11,147)
Loans returned to accrual status/loan collections	(10,391)	(32,231)	(18,112)
Reclassification	1,035	(1,035)	-
Sales, net of charge-offs	(4,500)	-	-
Ending balance	$148,473	$122,547	$29,354

	Commercial Mortgage	Commercial & Industrial	Construction
	(In thousands)
Year ended December 31, 2013
Beginning balance	$214,780	$230,090	$178,190
Plus:
Additions to non-performing	112,709	49,719	18,050
Less:
Non-performing loans transferred to OREO	(14,023)	(11,415)	(1,180)
Non-performing loans charged-off	(23,896)	(35,148)	(30,813)
Loans returned to accrual status/loan collections	(24,884)	(34,977)	(8,288)
Reclassification	(2,816)	1,844	(309)
Transfer to loans held for sale, net of charge-offs	(90,709)	-	(55,273)
Non-performing loans sold	(51,054)	(85,280)	(41,511)
Ending balance	$120,107	$114,833	$58,866

The following table presents the activity of commercial and construction non-performing loans held for sale:

	Commercial Mortgage	Commercial & Industrial	Construction
	(In thousands)
Year ended December 31, 2014
Beginning balance	$6,999	$-	$47,802
Collections	(160)	-	-
Ending balance	$6,839	$-	$47,802

	Commercial Mortgage	Commercial & Industrial	Construction
	(In thousands)
Year ended December 31, 2013
Beginning balance	$1,065	$1,178	$-
Plus:
Transfer from held for investment, net of
charges off	90,709	-	55,273
Less:
Non-performing loans transferred to OREO	(41,330)	-	-
Loan collections	(695)	-	(7,133)
Lower of cost or market adjustment	(1,165)	-	(338)
Non-performing loans sold	(41,585)	(1,178)	-
Ending balance	$6,999	$-	$47,802

Total non-performing commercial and construction loans, including non-performing loans held for sale, with a book value of $355.0 million as of December 31, 2014 are being carried at 58% of unpaid principal balance, net of reserves and accumulated charge-offs.

Non-performing residential mortgage loans increased by $19.3 million, or 12%, from December 31, 2013. The increase was mainly driven by inflows of $128.1 million during 2014, partially offset by loans brought current, foreclosures, and charge-offs. The inflows of non-performing residential mortgage loans of $128.1 million during 2014 decreased compared to inflows of $190.0 million for 2013. Approximately $74.2 million, or 41% of total non-performing residential mortgage loans, have been written down to their net realizable value and no specific reserve was allocated.

The following table presents the activity of residential non-performing loans held for investment in 2014:

Year ended
December 31, 2014

Beginning balance	$161,441
Plus:
Additions to non-performing	128,063
Less:
Non-performing loans transferred to REO	(9,095)
Non-performing loans charged-off	(17,965)
Loans returned to accrual status/loan collections	(81,737)
Ending balance	$180,707

Most of the loans included in the bulk sale of nonperforming residential assets that was completed in the second quarter of 2013 were at a late stage of the foreclosure process; thus, foreclosures and charge-offs that in the past offset the inflows of loans to non-performing status significantly decreased since the completion of the bulk sale.

The following table presents the activity of residential non-performing loans held for investment in 2013:

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

The amount of non-performing consumer loans, including finance leases, increased by $2.5 million during 2014. The inflows of non-performing consumer loans of $73.4 million increased by $5.3 million compared to inflows of $68.1 million for 2013.

As of December 31, 2014, approximately $124.3 million of the loans placed in non-accrual status, mainly construction and commercial loans, were current, or had delinquencies of less than 90 days in their interest payments, including $52.8 million of TDRs maintained in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability. Collections on these loans are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

During the year ended December 31, 2014, interest income of approximately $4.8 million related to non-performing loans with a carrying value of $306.1 million as of December 31, 2014, mainly non-performing construction and commercial loans, was applied against the related principal balances under the cost-recovery method.

      The allowance to non-performing loans held for investment ratio as of December 31, 2014 was 42.45%, compared to 57.69% as of December 31, 2013. As of December 31, 2014, approximately $208.6 million, or 40%, of total non-performing loans held for investment have been charged-off to their net realizable value and no specific reserve was allocated as shown in the following table.

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	C&I Loans	Construction Loans	Consumer and Finance Leases	Total
As of December 31, 2014
Non-performing loans held for investment
charged off to realizable value	$74,177	$85,824	$40,697	$6,182	$1,672	$208,552
Other non-performing loans held
for investment	106,530	62,649	81,850	23,172	41,143	315,344
Total non-performing loans held
for investment	$180,707	$148,473	$122,547	$29,354	$42,815	$523,896

Allowance to non-performing loans held
for investments	15.11%	34.28%	52.00%	43.68%	158.02%	42.45%
Allowance to non-performing loans held
for investments, excluding non-
performing loans charged off to
realizable value	25.63%	81.24%	77.85%	55.33%	164.44%	70.52%

As of December 31, 2013
Non-performing loans held for investment
charged off to realizable value	$67,849	$32,961	$29,769	$11,603	$1,192	$143,374
Other non-performing loans held
for investment	93,592	87,146	85,064	47,263	39,110	352,175
Total non-performing loans held
for investment	$161,441	$120,107	$114,833	$58,866	$40,302	$495,549

Allowance to non-performing loans held
for investments	20.51%	60.89%	74.28%	60.84%	145.16%	57.69%
Allowance to non-performing loans held
for investments, excluding non-
performing loans charged off to
realizable value	35.38%	83.93%	100.27%	75.78%	149.58%	81.17%

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program, as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans in the U.S. mainland, fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of December 31, 2014, the Corporation’s total TDR loans held for investment of $694.5 million consisted of $349.8 million of residential mortgage loans, $171.9 million of commercial and industrial loans, $127.8 million of commercial mortgage loans, $12.5 million of construction loans, and $32.5 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $0.1 million as of December 31, 2014.

The Corporation’s loss mitigation programs for residential mortgage and consumer loans can provide for one or a combination of the following: movement of interest past due to the end of the loan, extension of the loan term, deferral of principal payments, and reduction of interest rates either permanently or for a period of up to four years increasing back in step-up rates. Additionally, in certain cases, the restructuring may provide for the forgiveness of contractually due principal or interest. Uncollected interest is added to the end of the loan term at the time of the restructuring and not recognized as income until collected or when the loan is paid off. These programs are available only to those borrowers who have defaulted, or are likely to default, permanently on their loan and would lose their homes in the foreclosure action absent some lender concession. Nevertheless, if the Corporation is not reasonably assured that the borrower will comply with its contractual commitment, properties are foreclosed.

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification. As of December 31, 2014, the Corporation classified an additional $9.7 million of residential mortgage loans as TDRs that were participating in or had been offered a trial modification.

 For the commercial real estate, commercial and industrial, and construction portfolios, at the time of a restructuring, the Corporation determines, on a loan-by-loan basis, whether a concession was granted for economic or legal reasons related to the borrower’s financial difficulty. Concessions granted for commercial loans could include: reductions in interest rates to rates that are considered below market; extension of repayment schedules and maturity dates beyond original contractual terms; waivers of borrower covenants; forgiveness of principal or interest; or other contract changes that would be considered a concession. The Corporation mitigates loan defaults for its commercial loan portfolios through its collections function. The function’s objective is to minimize both early stage delinquencies and losses upon default of commercial loans. In the case of the commercial and industrial, commercial mortgage, and construction loan portfolios, the SAG focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of OREO.  In addition to the management of the resolution process for problem loans, the SAG oversees collection efforts for all loans to prevent migration to the non-performing and/or adversely classified status.  The SAG utilizes relationship officers, collection specialists, and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary. The SAG utilizes its collections infrastructure of workout collection officers, credit work-out specialists, in-house legal counsel, and third-party consultants. In the case of residential construction projects and large commercial loans, the function also utilizes third-party specialized consultants to monitor the residential and commercial construction projects in terms of construction, marketing and sales, and assists with the restructuring of large commercial loans.

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

TDRs are classified as either accrual or nonaccrual loans. A loan on nonaccrual status and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Loan modifications increase the Corporation’s interest income by returning a non-performing loan to performing status, if applicable, increase cash flows by providing for payments to be made by the borrower, and avoid increases in foreclosure and OREO costs. The Corporation continues to consider a modified loan as an impaired loan for purposes of estimating the allowance for loan and lease losses.

	The following table provides a breakdown between accrual and nonaccrual TDRs:

	(In thousands)	December 31, 2014

		Accrual	Nonaccrual (1) (2)	Total TDRs

	Non- FHA/VA Residential Mortgage loans	$266,810	$82,965	$349,775
	Commercial Mortgage Loans	69,374	58,392	127,766
	Commercial and Industrial Loans	131,544	40,382	171,926
	Construction Loans	4,282	8,225	12,507
	Consumer Loans - Auto	10,558	6,433	16,991
	Finance Leases	1,926	255	2,181
	Consumer Loans - Other	10,146	3,161	13,307
	Total Troubled Debt Restructurings	$494,640	$199,813	$694,453

(1)	Included in nonaccrual loans are $52.8 million in loans that are performing under the terms of the restructuring agreement but are reported in nonaccrual
	status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is
	no doubt about full collectibility.
(2)	Excludes nonaccrual TDRs held for sale with a carrying value of $45.7 million as of December 31, 2014.

The REO portfolio, which is part of non-performing assets, decreased by $36.2 million. The following table shows the activity during the year ended December 31, 2014 of the REO portfolio by geographic region and type of property:

(In thousands)	As of December 31, 2014
	Puerto Rico			Virgin Islands			Florida			Consolidated
	Residential	Commercial	Construction	Residential	Commercial	Construction	Residential	Commercial	Construction
Beginning Balance	$34,875	$72,845	$16,131	$2,184	$2,002	$10,708	$3,227	$15,625	$2,596	$160,193
Additions	15,706	27,572	836	322	59	2,269	1,761	-	-	48,525
Sales	(17,725)	(16,906)	(4,891)	(1,576)	(1,947)	(6,429)	(1,621)	(14,057)	(570)	(65,722)
Fair value adjustments	(7,189)	(8,979)	(1,235)	(282)	-	(342)	(103)	(560)	(303)	(18,993)
	$25,667	$74,532	$10,841	$648	$114	$6,206	$3,264	$1,008	$1,723	$124,003

Net Charge-offs and Total Credit Losses

Total net charge-offs for 2014 were $173.0 million, or 1.81% of average loans, compared to net charge-offs of $393.3 million, or 4.01%, for 2013. The fair value adjustments related to mortgage loans acquired from Doral in 2014 and the bulk sales of assets and the transfer of certain loans to held for sale in 2013 added $6.9 million and $232.4 million in charge-offs in 2014 and 2013, respectively. Adjusted net charge-offs, excluding the impact of charge-offs resulting from the Doral transaction, the bulk sales of assets and the transfer of loans to held for sale, amounted to $166.1 million, or an annualized 1.74% of average loans, an increase of $5.2 million compared to 2013, mainly reflecting higher charge-offs in the consumer and commercial mortgage loan portfolios.

C&I loans net charge-offs in 2014 totaled $58.3 million, or 2.13% of related average loans, compared to $105.2 million, or 3.52%, for 2013. C&I loans net charge-offs in 2014 included $6.9 million associated with the acquisition of mortgage loans from Doral and net charge-offs in 2013 included $44.7 million of charge-offs related to the bulk sales. Excluding the impact of charge-offs related to the acquisition of mortgage loans from Doral and the bulk sales, C&I net charge-offs for 2014 were $9.1 million lower than 2013. Substantially all of the charge-offs recorded in 2014 were in Puerto Rico, including individual charge-offs in excess of $2 million associated with six collateral dependent loans in Puerto Rico totaling $34.3 million and a $7.0 million charge-off associated with a $37.0 million adversely classified loan paid off in Puerto Rico.

Commercial mortgage loans net charge-offs in 2014 were $15.2 million, or 0.84% of related average loans, compared to $62.6 million, or 3.44%, for 2013. Commercial mortgage loans net charge-offs in 2013 included $54.6 million of charge-offs related to the bulk sale and the transfer of loans to held for sale in 2013. Excluding the impact of charge-offs related to the bulk sale and the transfer of loans to held for sale, commercial mortgage loans net charge-offs for 2014 were $7.2 million higher than in 2013. Commercial mortgage loans net charge-offs in 2014 were primarily in Puerto Rico, including $19.7 million on three relationships, partially offset by recoveries of $10.2 million in the United States region.

Construction loans net charge-offs in 2014 were $5.5 million, or 2.76% of related average loans, compared to $41.2 million, 15.11%, for 2013. Construction loans net charge-offs in 2013 included $34.2 million of charge-offs related to the bulk sale and the transfer of loans to held for sale. Excluding the impact of charge-offs related to the bulk sale and the transfer of loans to held for sale, construction net charge-offs for 2014 were $1.6 million lower than 2013, primarily due to higher recoveries in both the Puerto Rico and Florida regions. Recoveries of previously amounts charged-off for construction loans for 2014 were $3.6 million in the United States and $2.4 million in Puerto Rico.

Residential mortgage loans net charge-offs in 2014 were $23.3 million, or 0.85% of related average loans, compared to $128.0 million, or 4.77%, for 2013. Residential mortgage loans net charge-offs in 2013 included $99.0 million of charge-offs related to the bulk sales. Excluding the impact of charge-offs related to the bulk sales, residential mortgage loans net charge-offs for 2014 were $5.7 million lower than 2013 mainly due to a reduced amount of impaired loans and foreclosures after the bulk sale completed in the second quarter of 2013.

Approximately $17.6 million in charge-offs for 2014 resulted from valuations for impairment purposes of residential mortgage loans considered homogeneous given high delinquency and loan-to-value levels, compared to $17.2 million in 2013. Net charge-offs on residential mortgage loans also included $4.7 million related to foreclosures, compared to $7.1 million in 2013.

Net charge-offs of consumer loans and finance leases in 2014 were $70.8 million, or 3.46% of related average loans, compared to $56.2 million, or 2.76% of average loans, in 2013. The increase is mainly attributable to the auto loan portfolio.

The following table shows the ratios of net charge-offs to average loans by loan category for the last five years.

	For the year ended December 31,
	2014	2013	2012	2011	2010

Residential mortgage (1)	0.85%	4.77%	1.32%	1.32%	1.80%
Commercial mortgage (2)	0.84%	3.44%	1.41%	3.21%	5.02%
Commercial and Industrial (3)	2.13%	3.52%	1.21%	1.57%	2.16%
Construction (4)	2.76%	15.11%	10.49%	16.33%	23.80%
Consumer loans and finance leases	3.46%	2.76%	1.92%	2.33%	2.98%
Total loans (5)	1.81%	4.01%	1.74%	2.68%	4.76%

(1)

Includes net charge-offs totaling $99.0 million associated with the bulk sales of assets in 2013. Residential net charge-offs to average loans, excluding charge-offs associated with the bulk loan sales, was 1.13% in 2013. Also includes net charge-offs totaling $7.8 million associated with non-performing residential mortgage loans sold in a bulk sale in 2010.

(2)

Includes net charge-offs totaling $54.6 million associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale in 2013. The ratio of commercial mortgage net charge-offs to average loans excluding charge-offs associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale, was 0.45% in 2013. Also includes net charge-offs totaling $29.5 million associated with loans transferred to held for sale in the fourth quarter of 2010. Commercial mortgage net charge-offs to average loans, excluding charge-offs associated with such loans transferred to held for sale, was 3.38% in 2010.

(3)

Includes net charge-offs totaling $6.9 million associated with the acquisition of mortgage loans from Doral in 2014. The ratio of commercial and industrial net charge-offs to average loans, excluding charge-offs associated with the acquisition of mortgage loans from Doral, was 1.95% in 2014. Includes net charge-offs totaling $44.7 million associated with the bulk sale of adversely classified commercial assets in 2013. The ratio of commercial and industrial net-charge offs to average loans, excluding charge-offs associated with the bulk sale of adversely classified commercial assets, was 2.04% in 2013. Also includes net charge-offs totaling $8.6 million associated with loans transferred to held for sale in the fourth quarter of 2010. Commercial and industrial net charge-offs to average loans, excluding charge offs associated with such loans transferred to held for sale, was 1.98% in 2010.

(4)

Includes net charge-offs totaling $34.2 million associated with the bulk sales of assets and the transfer of loans to held for sale in 2013. The ratio of construction loans net-charge offs to average loans, excluding charge-offs associated with the bulk loan sales and the transfer of loans to held for sale, was 2.91% in 2013. Also includes net charge-offs totaling $127.0 million associated with loans transferred to held for sale in the fourth quarter of 2010. Construction net charge-offs to average loans, excluding charge-offs associated with such loans transferred to held for sale, was 18.93% in 2010.

(5)

Includes net charge-offs totaling $6.9 million associated with the acquisition of mortgage loans from Doral in 2014. The ratio of total net charge-offs to average loans, excluding charge-offs associated with the acquisition of mortgage loans from Doral, was 1.74% in 2014. Includes net charge-offs totaling $232.4 million associated with the bulk loan sales and the transfer of loans to held for sale in 2013. The ratio of total net-charge offs to average loans, excluding charge-offs associated with the bulk loan sales and the transfer of loans to held for sale, was 1.68% in 2013. Also includes net charge-offs totaling $165.1 million associated with loans transferred to held for sale in the fourth quarter of 2010. Total net charge-offs to average loans, excluding charge-offs associated with such loans transferred to held for sale, was 3.60% in 2010.

The following table presents net charge-offs to average loans held in various portfolios by geographic segment:

		December 31, 2014	December 31, 2013	December 31, 2012
	PUERTO RICO:
	Residential mortgage (1)	1.08%	5.90%	1.58%
	Commercial mortgage (2)	1.72%	4.26%	1.39%
	Commercial and Industrial (3) (4)	2.49%	3.76%	1.31%
	Construction (5)	4.16%	15.00%	6.34%
	Consumer and finance leases	3.58%	2.83%	1.91%
	Total loans (6) (7)	2.27%	4.37%	1.64%

	VIRGIN ISLANDS:
	Residential mortgage (8)	0.19%	1.88%	0.15%
	Commercial mortgage	0.10%	0.11%	0.00%
	Commercial and Industrial (9)	-0.23%	1.63%	0.01%
	Construction (10)	6.71%	18.08%	23.14%
	Consumer and finance leases	0.58%	0.48%	1.05%
	Total loans (11)	0.81%	3.50%	3.41%

	FLORIDA:
	Residential mortgage	0.03%	0.35%	0.95%
	Commercial mortgage (12)	-3.12%	0.46%	1.70%
	Commercial and Industrial (13)	0.00%	0.10%	-0.65%
	Construction (14)	-14.75%	6.44%	-8.89%
	Consumer and finance leases	0.73%	1.84%	3.62%
	Total loans (15)	-1.37%	0.61%	1.04%
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

(3)

For 2014, includes net charge-offs totaling $6.9 million associated with the acquisition of mortgage loans from Doral. The ratio of commercial and industrial net charge-offs to average loans in Puerto Rico, excluding charge-offs associated with the acquisition of mortgage loans from Doral, was 2.29%.

(4)

For 2013, includes net charge-offs totaling $44.7 million associated with the bulk sale of adversely classified commercial assets. The ratio of commercial and industrial net charge-offs to average loans in Puerto Rico, excluding charge-offs associated with the bulk sale of adversely classified commercial assets, was 2.15%.

(5)

For 2013, includes net charge-offs totaling $19.0 million associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale. The ratio of construction net charge-offs to average loans in Puerto Rico, excluding charge-offs associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale, was 4.29%.

(6)

For 2014, includes net charge-offs totaling $6.9 million associated with the acquisition of mortgage loans from Doral. The ratio of net charge-offs to average loans in Puerto Rico, excluding charge-offs associated with the acquisition of mortgage loans from Doral, was 2.18%.

(7)

For 2013, includes net charge-offs totaling $211.2 million associated with the bulk loan sales and the transfer of loans to held for sale. The ratio of total net charge-offs to average loans in Puerto Rico, excluding charge-offs associated with the bulk loan sales and the transfer of loans to held for sale, was 1.89%.

(8)

For 2013, includes net charge-offs totaling $6.1 million associated with the bulk sale of non-performing residential assets. The ratio of residential mortgage net charge-offs to average loans in the Virgin Islands, excluding charge-offs associated with the bulk sale of non-performing residential assets, was 0.22%.

(9)	For 2014, recoveries in C&I loans in the Virgin Islands exceeded charge-offs.
(10)

For 2013, includes net charge-offs totaling $15.2 million associated with the bulk loan sales and the transfer of loans to held for sale. The ratio of construction loans net charge-offs to average loans in the Virgin Islands, excluding charge-offs associated with the bulk loan sale and the transfer of loans to held for sale, was -0.48%.

(11)

For 2013, includes net charge-offs totaling $21.3 million associated with the bulk loan sales and the transfer of loans to held for sale. The ratio of total net-charge offs to average loans in the Virgin Islands, excluding charge-offs associated with the bulk loan sales and the transfer of loans to held for sale, was 0.38%.

(12)	For 2014, recoveries in commercial mortgage loans in Florida exceeded charge-offs.
(13)	For 2012, recoveries in C&I loans in Florida exceeded charge-offs.
(14)	For 2014 and 2012, recoveries in construction loans in Florida exceeded charge-offs.
(15)	For 2014, recoveries in total loans in Florida exceeded charge-offs.

Total credit losses (equal to net charge-offs plus losses on OREO operations) for 2014 amounted to $193.6 million, or 2.00% of average loans and repossessed assets, in contrast to credit losses of $435.8  million, or a loss rate of 4.37%, for 2013, including the results of the bulk sales.

The following table presents OREO inventory and credit losses for the periods indicated:
	Year Ended
	December 31,
	2014	2013
	(Dollars in thousands)
OREO
OREO balances, carrying value:
Residential	$29,579	$40,286
Commercial	75,654	90,472
Construction	18,770	29,435
Total	$124,003	$160,193

OREO activity (number of properties):
Beginning property inventory	496	716
Properties acquired	209	320
Properties disposed	(247)	(540)
Ending property inventory	458	496

Average holding period (in days)
Residential	526	444
Commercial	382	281
Construction	870	574
	490	379
OREO operations (loss) gain:
Market adjustments and (losses) gain on sale:
Residential	(5,145)	(10,863)
Commercial	(8,327)	(10,670)
Construction	(1,380)	(12,371)
	(14,852)	(33,904)
Other OREO operations expenses	(5,744)	(8,608)
Net Loss on OREO operations	$(20,596)	$(42,512)

CHARGE-OFFS
Residential charge offs, net	(23,296)	(127,999)
Commercial charge offs, net	(73,423)	(167,815)
Construction charge offs, net	(5,484)	(41,247)
Consumer and finance leases charge-offs, net	(70,790)	(56,246)
Total charge-offs, net	(172,993)	(393,307)
TOTAL CREDIT LOSSES (1)	$(193,589)	$(435,819)

LOSS RATIO PER CATEGORY (2):
Residential	1.02%	5.07%
Commercial	1.77%	3.67%
Construction	3.06%	17.84%
Consumer	3.43%	2.74%
TOTAL CREDIT LOSS RATIO (3)	2.00%	4.37%
________
(1)	Equal to OREO operations (losses) plus charge-offs, net.
(2)	Calculated as net charge-offs plus market adjustments and gains (losses) on sale of OREO divided by average loans and repossessed assets.
(3)	Calculated as net charge-offs plus net loss on OREO operations divided by average loans and repossessed assets.

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

Concentration Risk

The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. However, the Corporation has diversified its geographical risk as evidenced by its operations in the Virgin Islands and in Florida. Of the total gross loans held for investment of $9.3 billion as of December 31, 2014, approximately 83% have credit risk concentration in Puerto Rico, 11% in the United States, and 6% in the Virgin Islands.

Exposure to the Puerto Rico Government

As of December 31, 2014, the Corporation had $339.0 million of credit facilities granted to the Puerto Rico government, its municipalities and public corporations, of which $308.0 million was outstanding, compared to $397.8 million outstanding as of December 31, 2013. Approximately $201.4 million of the outstanding credit facilities consists of loans to municipalities in Puerto Rico. Municipal debt exposure is secured by ad valorem taxation without limitation as to rate or amount on all taxable property within the boundaries of each municipality. The good faith, credit, and unlimited taxing power of the applicable municipality have been pledged to the repayment of all outstanding bonds and notes. Approximately $13.2 million consists of loans to units of the central government, and approximately $93.4 million consists of loans to public corporations, including a $75.0 million credit extended to PREPA for fuel purchases that have priority over senior bonds and other debt.  In August 2014, PREPA entered into a forbearance agreement with a group of banks, including FirstBank, to extend its maturing credit lines to March 31, 2015. As a result of the forbearance, this credit facility was classified as a TDR loan during the third quarter of 2014. The loan has been maintained in accrual status based on the estimated cash flow analyses performed on this non-collateral dependent loan, repayment prospects and compliance with contractual terms.

Furthermore, the Corporation had $133.3 million outstanding as of December 31, 2014 in financing to the hotel industry in Puerto Rico guaranteed by the TDF, compared to $200.4 million as of December 31, 2013.

In addition, as of December 31, 2014, the Corporation held approximately $61.2 million of Puerto Rico government and agencies bond obligations, mainly bonds of the GDB and the Puerto Rico Building Authority, as part of its available-for-sale investment securities portfolio, which were reflected at their aggregate fair value of $43.2 million.  The fair value of the Puerto Rico government obligations held by the Corporation increased by approximately $1.7 million during 2014.

As of December 31, 2014, the Corporation had $227.4 million of public sector deposits in Puerto Rico ($208.1 million in transactional accounts and $19.3 million in time deposits) compared to $546.5 million as of December 31, 2013. Approximately 54% came from municipalities in Puerto Rico and 46% came from public corporations and the central government.  As mentioned above, certain public corporations and agencies withdrew from FirstBank approximately $341.6 million during the second quarter of 2014.

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

Basis of Presentation

The Corporation has included in this Form 10-K the following financial measures that are not recognized under generally accepted accounting principles, which are referred to as non-GAAP financial measures: (i) the calculation of net interest income, interest rate spread and net interest margin rate on a tax-equivalent basis and excluding changes in the fair value of derivative instruments and certain financial liabilities; (ii) the calculation of the tangible common equity ratio and the tangible book value per common share, (iii) the Tier 1 common equity to risk-weighted assets ratio, and (iv) certain other financial measures adjusted to exclude the effect of the acquisition of mortgage loans from Doral in 2014 and the bulk sales of assets and the transfer of loans to held for sale in 2013 as well as excluding the write-off of the collateral pledged to Lehman and the loss contingency for attorneys’ fees awarded to the other party in the Lehman litigation. Investors should be aware that non-GAAP financial measures have inherent limitations and should be read only in conjunction with the Corporation’s consolidated financial data prepared in accordance with GAAP.

Net interest income, interest rate spread and net interest margin are reported excluding changes in the fair value of derivative instruments and financial liabilities elected to be measured at fair value (“valuations”) and a $2.5 million prepayment penalty collected on a commercial mortgage loan paid off in 2014, and on a tax-equivalent basis. The presentation of net interest income excluding valuations provides additional information about the Corporation’s net interest income and facilitates comparability and analysis. The changes in the fair value of derivative instruments and unrealized gains and losses on liabilities measured at fair value have no effect on interest due or interest earned on interest-bearing liabilities or interest-earning assets, respectively. The tax-equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a marginal income tax rate. Income from tax-exempt earning assets is increased by an amount equivalent to the taxes that would have been paid if this income had been taxable at statutory rates. Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread and net interest margin on a fully tax-equivalent basis. This adjustment puts all earning assets, most notably tax-exempt securities and certain loans, on a common basis that facilitates comparison of results to results of peers. Refer to “Net Interest Income” above for the table that reconciles the non-GAAP financial measure “net interest income excluding fair value changes and the $2.5 million prepayment penalty and on a tax-equivalent basis” with net interest income calculated and presented in accordance with GAAP. The table also reconciles the non-GAAP financial measures “net interest spread and margin excluding fair value changes and the $2.5 million prepayment penalty and on a tax-equivalent basis” with net interest spread and margin calculated and presented in accordance with GAAP.

The tangible common equity ratio and tangible book value per common share are non-GAAP measures generally used by the financial community to evaluate capital adequacy. Tangible common equity is total equity less preferred equity, goodwill, core deposit intangibles, and other intangibles, such as the purchased credit card relationship intangible. Tangible assets are total assets less goodwill, core deposit intangibles, and other intangibles, such as the purchased credit card relationship intangible. Management and many stock analysts use the tangible common equity ratio and tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase method of accounting for mergers and acquisitions. Neither tangible common equity nor tangible assets, or the related measures should be considered in isolation or as a substitute for stockholders’ equity, total assets, or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Corporation calculates its tangible common equity, tangible assets, and any other related measures may differ from that of other companies reporting measures with similar names. Refer to “Risk Management-Capital” above for a reconciliation of the Corporation’s tangible common equity and tangible assets.

The Tier 1 common equity to risk-weighted assets ratio is calculated by dividing (a) Tier 1 capital less non-common elements including qualifying perpetual preferred stock and qualifying trust preferred securities by (b) risk-weighted assets, which assets are calculated in accordance with current applicable bank regulatory requirements (Basel I). The Tier 1 common equity ratio is not required by GAAP. Management is currently monitoring this ratio, along with the other ratios discussed above, in evaluating the Corporation’s capital levels and believes that, at this time, the ratio may be of interest to investors. Refer to “Risk Management-Capital” above for a reconciliation of stockholders’ equity (GAAP) to Tier 1 common equity.

To supplement the Corporation’s financial statements presented in accordance with GAAP, the Corporation provides additional measures of provision for loan and lease losses, provision for loan and lease losses to net charge-offs, net charge-offs, and net charge-offs to average loans, to exclude the impact of the mortgage loans acquired from Doral in 2014 in full satisfaction of the secured borrowings that such entity owed to FirstBank and the bulk sales of assets and the transfer of non-performing loans to held for sale in 2013.  In addition, the Corporation provides additional measures of adjusted non-interest income and adjusted non-interest expenses.  Adjusted non-interest income excluded the write-off of the collateral pledged to Lehman in 2013 and adjusted non-interest expenses excludes expenses related to the bulk sales of assets completed in the first half of 2013 and attorneys’ fees related to the Lehman litigation recorded in 2013.  Management believes that these non-GAAP measures enhance the ability of analysts and investors to analyze trends in the Corporation’s business and to better understand the performance of the Corporation. In addition, the Corporation may utilize these non-GAAP financial measures as a guide in its budgeting and long-term planning process. Any analysis of these non-GAAP financial measures should be used only in conjunction with results presented in accordance with GAAP. Refer to “Overview of Results of Operations” above for the reconciliation of these non-GAAP financial measures to the GAAP financial measures, except for: (i)  the reconciliation with respect to the calculation of net charge offs and net charge-offs to average loans excluding the impact of the mortgage loans acquired from Doral in the second quarter of 2014 in full satisfaction of secured borrowings that such entity owed to FirstBank and (ii) the non-GAAP financial measure “provision for loan and lease losses to net charge-offs ratio, excluding the impact of the bulk sales of assets and loans transferred to held for sale” with the provision for loan losses to net charge-offs ratio calculated and presented in accordance with GAAP, which are included below:

(Dollars in thousands)	As Reported (GAAP)	Loss on Acquisition of Mortgage Loans from Doral	Adjusted, excluding Loss on Acquisition of Mortgage Loans from Doral (Non-GAAP)

2014

Total net charge-offs	$172,993	$6,908	$166,085
Total net charge-offs to average loans	1.81%		1.74%
Commercial and Industrial	58,255	6,908	51,347
Commercial and Industrial loans net charge-offs to average loans	2.13%		1.95%

	Provision for Loan and Lease
	Losses to Net Charge-Off,
	(Non GAAP to GAAP reconciliation)
	Year Ended
(In thousands)	December 31, 2013
	Provision for Loan	Net Charge-Offs
	and Lease Losses
Provision for loan and lease losses and net charge-offs, excluding special
items (Non-GAAP)	$111,749	$160,863
Special Items:
Bulk sales of assets and loans transferred to held for sale	132,002	232,444
Provision for loan and lease losses and net charge-offs (GAAP)	$243,751	$393,307

Provision for loan and lease losses to net charge-offs, excluding special
items (Non-GAAP)	69.47%
Provision for loan and lease losses to net charge-offs (GAAP)	61.97%

Selected Quarterly Financial Data

        Financial data showing results of the 2014 and 2013 quarters is presented below. In the opinion of management, all adjustments necessary for a fair presentation have been included. These results are unaudited.

	2014
	March 31	June 30	September 30	December 31

	(In thousands, except for per share results)
Interest income	$160,571	$158,423	$156,662	$158,293
Net interest income	131,320	129,907	127,694	129,152
Provision for loan losses	31,915	26,744	26,999	23,872
Net income	17,083	21,225	23,201	330,778
Net income attributable to common stockholders -
basic	17,462	22,505	23,201	330,778
Net income attributable to common stockholders -
diluted	17,462	22,505	23,201	330,778
Earnings per common share-basic	$0.08	$0.11	$0.11	$1.57
Earnings per common share-diluted	$0.08	$0.11	$0.11	$1.56

	2013
	March 31	June 30	September 30	December 31
	(In thousands, except for per share results)
Interest income	$160,225	$160,670	$162,203	$162,690
Net interest income	124,493	126,888	130,905	132,659
Provision for loan losses	111,123	87,464	22,195	22,969
Net (loss) income	(72,633)	(122,583)	15,940	14,789
Net (loss) income attributable to common
stockholders -basic	(72,633)	(122,583)	15,940	14,789
Net (loss) income attributable to common
stockholders -diluted	(72,633)	(122,583)	15,940	14,789
(Loss) earnings per common share-basic	$(0.35)	$(0.60)	$0.08	$0.07
(Loss) earnings per common share-diluted	$(0.35)	$(0.60)	$0.08	$0.07

        Some infrequent transactions that significantly affected quarterly periods include:

During the fourth quarter of 2014, the $302.9 million partial reversal of FisrtBank’s deferred tax assets valuation allowance resulted in an increase in net income of that quarter of approximately $316 million as compared to the fourth quarter of 2013.

During the second quarter of 2014, the acquisition of mortgage loans from Doral Financial Corporation in full satisfaction of secured borrowings resulted in a $1.4 million charge to the provision for loan and lease losses and approximately $0.6 million of expenses specifically related to this transaction were recorded in the second quarter of 2014.

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

CEO and CFO Certifications

First BanCorp.’s Chief Executive Officer and Chief Financial Officer have filed with the SEC certifications required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Annual Report on Form 10-K and the certifications required by Section III(b)(4) of the Emergency Stabilization Act of 2008 as Exhibits 99.1 and 99.2 to this Annual Report on Form 10-K.

In addition, in 2014, First BanCorp’s Chief Executive Officer certified to the NYSE that he was not aware of any violation by the Corporation of the NYSE corporate governance listing standards.

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

Item 8. Financial Statements and Supplementary Data

FIRST BANCORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

First BanCorp.:

We have audited the accompanying consolidated statements of financial condition of First BanCorp. and subsidiaries (the “Corporation”) as of December 31, 2014 and 2013, and the related consolidated statements of income (loss), comprehensive income  (loss), cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First BanCorp. and its subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First BanCorp. and its subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

/s/    KPMG LLP

San Juan, Puerto Rico

March 16, 2015

Stamp No. E148802 of the Puerto Rico

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

Management is responsible for establishing and maintaining effective internal control over financial reporting, including controls over the preparation of regulatory financial statements. Management assessed the effectiveness of the Corporation’s internal control over financial reporting, including controls over the preparation of regulatory financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C), as of December 31, 2014, based on the framework set forth by the Committee of the Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based upon its assessment, management has concluded that, as of December 31, 2014, the Corporation’s internal control over financial reporting, including controls over the preparation of regulatory financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C), is effective based on the criteria established in Internal-Control Integrated Framework.

Management’s assessment of the effectiveness of internal control over financial reporting, including controls over the preparation of regulatory financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C), as of December 31, 2014, has been audited by KPMG LLP, an independent public accounting firm, as stated in their report dated March 16, 2015.

                                                                                                     First BanCorp.

   /s/  Aurelio Alemán

   Aurelio Alemán

   President and Chief Executive Officer

   Date: March 16, 2015

   /s/  Orlando Berges

   Orlando Berges

   Executive Vice President

   and Chief Financial Officer

   Date: March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM –

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders

First Bancorp.:

We have audited First Bancorp.’s (the “Corporation”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, First Bancorp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of First Bancorp. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income (loss), comprehensive income (loss), cash flows, and changes in stockholders’ equity, for each of the years in the three-year period ended December 31, 2014, and our report dated March 16, 2015, expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

San Juan, Puerto Rico

March 16, 2015

Stamp No. E148803 of the Puerto Rico

Society of Certified Public Accountants

was affixed to the record copy of this report.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2014	December 31, 2013
	(In thousands, except for share information)
ASSETS

Cash and due from banks	$779,147	$454,302

Money market investments:
Time deposits with other financial institutions	300	300
Other short-term investments	16,661	201,069
Total money market investments	16,961	201,369

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	1,025,966	1,042,482
Other investment securities	939,700	935,800
Total investment securities available for sale	1,965,666	1,978,282

Other equity securities	25,752	28,691

Investment in unconsolidated entity	-	7,279

Loans, net of allowance for loan and lease losses of $222,395
(2013 - $285,858)	9,040,041	9,350,312
Loans held for sale, at lower of cost or market	76,956	75,969
Total loans, net	9,116,997	9,426,281

Premises and equipment, net	166,926	166,946
Other real estate owned	124,003	160,193
Accrued interest receivable on loans and investments	50,796	54,012
Other assets	481,587	179,570
Total assets	$12,727,835	$12,656,925

LIABILITIES

Non-interest-bearing deposits	$900,616	$851,212
Interest-bearing deposits	8,583,329	9,028,712
Total deposits	9,483,945	9,879,924
Securities sold under agreements to repurchase	900,000	900,000
Advances from the Federal Home Loan Bank (FHLB)	325,000	300,000
Other borrowings	231,959	231,959
Accounts payable and other liabilities	115,188	129,184
Total liabilities	11,056,092	11,441,067

Commitments and Contingencies (Notes 25 and 28)

STOCKHOLDERS' EQUITY
Preferred stock, authorized, 50,000,000 shares:
Non-cumulative Perpetual Monthly Income Preferred Stock: issued
22,004,000 shares,outstanding 1,444,146 shares (2013- 2,521,872 shares
outstanding), aggregate liquidation value of $36,104 (2013- $63,047)	36,104	63,047
Common stock, $0.10 par value, authorized, 2,000,000,000 shares; issued,
213,724,749 shares (2013 - 207,635,157 shares issued)	21,372	20,764
Less: Treasury stock (at par value)	(74)	(57)
Common stock outstanding, 212,984,700 shares outstanding
(2013 - 207,068,978 shares outstanding)	21,298	20,707
Additional paid-in capital	916,067	888,161
Retained earnings, includes legal surplus reserve of $40.0 million (2013 - $0)	716,625	322,679
Accumulated other comprehensive loss, net of tax of $7,752	(18,351)	(78,736)
Total stockholders' equity	1,671,743	1,215,858
Total liabilities and stockholders' equity	$12,727,835	$12,656,925

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share information)

Interest and dividend income:
Loans	$579,176	$590,334	$590,656
Investment securities	52,881	53,527	45,294
Money market investments	1,892	1,927	1,827
Total interest income	633,949	645,788	637,777

Interest expense:
Deposits	78,127	91,787	128,259
Securities sold under agreements to repurchase	26,989	25,933	28,432
Advances from FHLB	3,561	6,031	12,142
Notes payable and other borrowings	7,199	7,092	7,239
Total interest expense	115,876	130,843	176,072
Net interest income	518,073	514,945	461,705
Provision for loan and lease losses	109,530	243,751	120,499
Net interest income after provision for loan and lease losses	408,543	271,194	341,206

Non-interest income (loss) :
Service charges and fees on deposit accounts	16,709	16,974	18,373
Mortgage banking activities	14,685	16,830	19,960
Net gain (loss) on sale of investments (includes $42 accumulated other comprehensive income reclassification for other-than-temporary impairment
on equity securities for the year ended December 31, 2013)	262	(42)	36
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	-	-	-
Portion of other-than-temporary impairment losses previously recognized in
other comprehensive income	(388)	(117)	(2,002)
Net impairment losses on available-for-sale debt securities	(388)	(117)	(2,002)
Equity in loss of unconsolidated entity	(7,279)	(16,691)	(19,256)
Impairment of collateral pledged to Lehman	-	(66,574)	-
Insurance commission income	6,868	5,955	5,549
Other non-interest income	30,491	28,176	26,731
Total non-interest income (loss)	61,348	(15,489)	49,391

Non-interest expenses:
Employees' compensation and benefits	135,422	130,815	125,329
Occupancy and equipment	58,290	60,746	60,927
Business promotion	16,531	15,977	14,093
Professional fees	47,940	49,444	28,337
Taxes, other than income taxes	18,089	18,109	13,473
Insurance and supervisory fees	39,131	48,470	52,596
Net loss on other real estate owned (OREO) and OREO operations	20,596	42,512	25,116
Credit and debit card processing expenses	15,449	12,909	6,005
Communications	7,766	7,401	7,085
Other non-interest expenses	19,039	28,645	21,922
Total non-interest expenses	378,253	415,028	354,883

Income (loss) before income taxes	91,638	(159,323)	35,714

Income tax benefit (expense)	300,649	(5,164)	(5,932)

Net income (loss)	$392,287	$(164,487)	$29,782

Net income (loss) attributable to common stockholders	$393,946	$(164,487)	$29,782

Net income (loss) per common share:

Basic	$1.89	$(0.80)	$0.15
Diluted	$1.87	$(0.80)	$0.14

Dividends declared per common share	$-	$-	$-

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,

	2014	2013	2012
	(In thousands)

Net income (loss)	$392,287	$(164,487)	$29,782

Available-for-sale debt securities on which an other-than-
temporary impairment has been recognized:

Subsequent unrealized gain on debt securities on which an
other-than-temporary impairment has been recognized	1,781	4,060	3,754
Reclassification adjustment for other-than-temporary
impairment on debt securities included in net income	388	117	2,002

All other unrealized gains (losses) on available-for-sale securities:
All other unrealized holding gains (losses) arising
during the period	58,478	(111,381)	3,476
Reclassification adjustments for net gain included in
net income	(262)	-	-
Reclassification adjustment for other-than-temporary
impairment on equity securities	-	42	-
Income tax (expense) benefit related to items of other
comprehensive income	-	(6)	2

Other comprehensive income (loss) for the year, net of tax	60,385	(107,168)	9,234

Total comprehensive income (loss)	$452,672	$(271,655)	$39,016

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2014	2013	2012

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$392,287	$(164,487)	$29,782
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	20,983	23,980	24,217
Amortization of intangible assets	4,943	6,078	3,306
Provision for loan and lease losses	109,530	243,751	120,499
Deferred income tax (benefit) expense	(306,010)	(2,783)	575
Stock-based compensation	4,221	2,930	826
Gain on sales of investments, net	(262)	-	-
Other-than-temporary impairments on debt securities	388	117	2,002
Other-than-temporary impairments on equity securities	-	42	-
Equity in loss of unconsolidated entity	7,279	16,691	19,256
Impairment of collateral pledged to Lehman	-	66,574	-
Derivative instruments and financial liabilities measured at fair value,
unrealized gain	(936)	(1,871)	(1,557)
(Gain) loss on sales of premises and equipment and other assets	(21)	(4)	283
Net gain on sales of loans	(7,715)	(7,317)	(10,953)
Net amortization/accretion of premiums, discounts, and deferred loan fees and costs	(2,431)	(4,203)	(2,930)
Originations and purchases of loans held for sale	(311,305)	(467,365)	(451,124)
Sales and repayments of loans held for sale	328,822	547,404	441,474
Loans held for sale valuation adjustment	-	1,503	-
Amortization of broker placement fees	6,662	7,900	9,869
Net amortization/accretion of premium and discounts on investment securities	5,417	6,840	12,222
Increase in accrued income tax payable	3,397	657	497
Decrease (increase) in accrued interest receivable	3,216	(2,341)	636
Increase in accrued interest payable	6,812	3,631	696
Decrease in other assets	16,327	43,023	29,355
(Decrease) increase in other liabilities	(17,251)	20,935	(79)
Net cash provided by operating activities	264,353	341,685	228,852
Cash flows from investing activities:
Principal collected on loans	3,487,748	2,800,471	3,048,549
Loans originated and purchased	(3,423,241)	(3,263,973)	(3,037,480)
Proceeds from sales of loans held for investment	74,058	314,282	38,608
Proceeds from sales of repossessed assets	66,683	80,032	74,680
Proceeds from sales of available-for-sale securities	4,861	-	1,878
Purchases of available-for-sale securities	(170,419)	(690,377)	(1,012,527)
Proceeds from principal repayments and maturities of available-for-sale securities	233,046	330,336	1,203,101
Additions to premises and equipment	(22,262)	(11,789)	(11,937)
Proceeds from sales of premises and equipment and other assets	1,320	4	1,016
Net redemptions/sales (purchases) of other equity securities	2,939	9,566	(806)
Net cash provided by (used in) investing activities	254,733	(431,448)	305,082
Cash flows from financing activities:
Net (decrease) increase in deposits	(402,641)	7,478	(53,729)
Net repayments of securities sold under agreements to repurchase	-	-	(100,000)
Net FHLB advances proceeds (paid)	25,000	(208,440)	141,000
Repurchase of outstanding common stock	(946)	(455)	-
Repayments of medium-term notes	-	-	(21,957)
Proceeds from common stock sold, net of costs	-	-	1,037
Issuance costs of common stock issued in exchange for preferred stock
Series A through E	(62)	-	-
Net cash used in financing activities	(378,649)	(201,417)	(33,649)
Net increase (decrease) in cash and cash equivalents	140,437	(291,180)	500,285
Cash and cash equivalents at beginning of year	655,671	946,851	446,566
Cash and cash equivalents at end of year	$796,108	$655,671	$946,851
Cash and cash equivalents include:
Cash and due from banks	$779,147	$454,302	$730,016
Money market instruments	16,961	201,369	216,835
	$796,108	$655,671	$946,851

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Year Ended December 31,

	2014	2013	2012
	(In thousands)
Preferred Stock:
Balance at beginning of year	$63,047	$63,047	$63,047
Exchange of preferred stock- Series A through E	(26,943)	-	-
Balance at end of year	36,104	63,047	63,047

Common Stock outstanding:
Balance at beginning of year	20,707	20,624	20,513
Common stock issued as compensation	32	22	-
Common stock withheld for taxes	(18)	(7)	-
Common stock sold	-	-	29
Common stock issued in exchange for Series A through E preferred stock	459	-	-
Restricted stock grants	122	74	82
Restricted stock forfeited	(4)	(6)	-
Balance at end of year	21,298	20,707	20,624

Additional Paid-In Capital:
Balance at beginning of year	888,161	885,754	884,002
Stock-based compensation	4,221	2,930	826
Common stock withheld for taxes	(928)	(433)	-
Common stock sold	-	-	1,008
Common stock issued in exchange for Series A through E preferred stock	23,904	-	-
Reversal of issuance costs of Series A through E preferred stock exchanged	921	-	-
Issuance costs of common stock issued in exchange for Series A through E
preferred stock	(62)	-	-
Restricted stock grants	(122)	(74)	(82)
Common stock issued as compensation	(32)	(22)	-
Restricted stock forfeited	4	6	-
Balance at end of year	916,067	888,161	885,754

Retained Earnings:
Balance at beginning of year	322,679	487,166	457,384
Net income (loss)	392,287	(164,487)	29,782
Excess of carrying amount of Series A through E preferred stock exchanged over
fair value of new shares of common stock	1,659	-	-
Balance at end of year	716,625	322,679	487,166

Accumulated Other Comprehensive Income (Loss), net of tax:
Balance at beginning of year	(78,736)	28,432	19,198
Other comprehensive income (loss), net of tax	60,385	(107,168)	9,234
Balance at end of year	(18,351)	(78,736)	28,432

Total stockholders' equity	$1,671,743	$1,215,858	$1,485,023

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  –  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Corporation provides a wide range of financial services for retail, commercial, and institutional clients.  As of December 31, 2014, the Corporation controlled two wholly owned subsidiaries: FirstBank Puerto Rico (“FirstBank” or the “Bank”), and FirstBank Insurance Agency, Inc. (“FirstBank Insurance Agency”).  FirstBank is a Puerto Rico-chartered commercial bank, and FirstBank Insurance Agency is a Puerto Rico-chartered insurance agency. FirstBank is subject to the supervision, examination, and regulation of both the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (“OCIF”) and the Federal Deposit Insurance Corporation (the “FDIC”).  Deposits are insured through the FDIC Deposit Insurance Fund.  FirstBank also operates in the state of Florida (USA), subject to regulation and examination by the Florida Office of Financial Regulation and the FDIC, in the USVI, subject to regulation and examination by the United States Virgin Islands Banking Board, and in the BVI, subject to regulation by the British Virgin Islands Financial Services Commission.

FirstBank Insurance Agency is subject to the supervision, examination, and regulation of the Office of the Insurance Commissioner of the Commonwealth of Puerto Rico.

FirstBank conducts its business through its main office located in San Juan, Puerto Rico, 44 banking branches in Puerto Rico as of December 31, 2014, 12 branches in the USVI and BVI, and 10 branches in the state of Florida (USA).  FirstBank has 6 wholly owned subsidiaries with operations in Puerto Rico: First Federal Finance Corp. (d/b/a Money Express La Financiera), a finance company specializing in the origination of small loans with 27 offices in Puerto Rico; First Management of Puerto Rico, a domestic corporation, which holds tax-exempt assets; FirstBank Puerto Rico Securities Corp., a broker-dealer subsidiary engaged in municipal bond underwriting and financial advisory services on structured financings principally provided to government entities in the Commonwealth of Puerto Rico; FirstBank Overseas Corporation, an international banking entity organized under the International Banking Entity Act of Puerto Rico; and two other companies that hold and operate certain particular other real estate owned properties. FirstBank had one active subsidiary with operations outside of Puerto Rico: First Express, a finance company specializing in the origination of small loans with 2 offices in the USVI.

Effective as of 11:59 p.m. on December 31, 2014, the operations conducted by First Mortgage as a separate subsidiary were merged with and into FirstBank.

Effective as of the close of business on Friday, February 27, 2015, FirstBank acquired 10 Puerto Rico branches of Doral Bank, assumed approximately $625 million in deposits related to such branches and purchased approximately $325 million performing residential mortgage loans through an alliance with Banco Popular of Puerto Rico who was the successful lead bidder with the FDIC on the failed Doral Bank. These numbers, which are as of December 31, 2014, are subject to post-closing adjustments based on closing totals and purchase accounting adjustments. Refer to Note 33 for additional information.

Principles of consolidation

The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Statutory business trusts that are wholly owned by the Corporation and are issuers of trust-preferred securities, and entities in which the Corporation has a non controlling interest, are not consolidated in the Corporation’s consolidated financial statements in accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) for consolidation of variable interest entities. See “Variable Interest Entities” below for further details regarding the Corporation’s accounting policy for these entities.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Reclassifications

  For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2014 presentation. These reclassifications include, but are not limited to, the presentation of expenses on collection agencies’ fees that were previously presented as part of other non-interest expenses and were reclassified to the professional fees expenses caption, expenses of stock-based compensation for non-employee directors previously presented as employees’ compensation and benefits were reclassified to the professional fees expenses caption and cash management-related fees previously presented as part of other non-interest income that were reclassified as part of service charges and fees on deposit accounts. These reclassifications had no impact on the previously reported results of operations, financial condition, or cash flows.

Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management has made significant estimates in several areas, including the allowance for loan and lease losses, valuations of investment securities, the fair value of assets acquired including purchased credit-impaired (PCI) loans, valuations of residential mortgage servicing rights, valuations of OREO properties, and income taxes, including deferred taxes.

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

Investment securities

The Corporation classifies its investments in debt and equity securities into one of four categories:

Held-to-maturity — Securities that the entity has the intent and ability to hold to maturity.  These securities are carried at amortized cost.  The Corporation may not sell or transfer held-to-maturity securities without calling into question its intent to hold other debt securities to maturity, unless a nonrecurring or unusual event that could not have been reasonably anticipated has occurred. As of December 31, 2014 and 2013, the Corporation did not hold held-to-maturity investment securities.

Trading — Securities that are bought and held principally for the purpose of selling them in the near term. These securities are carried at fair value, with unrealized gains and losses reported in earnings. As of December 31, 2014 and 2013, the Corporation did not hold investment securities for trading purposes.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The impairment analysis of debt securities places special emphasis on the analysis of the cash position of the issuer and its cash and capital generation capacity, which could increase or diminish the issuer’s ability to repay its bond obligations, the length of time and the extent to which the fair value has been less than the amortized cost basis, and changes in the near-term prospects of the underlying collateral, if applicable, such as changes in default rates, loss severity given default, and significant changes in prepayment assumptions.  The Corporation also takes into consideration the latest information available about the overall financial condition of an issuer, credit ratings, recent legislation, government actions affecting the issuer’s industry, and actions taken by the issuer to deal with the economic climate. OTTI must be recognized in earnings if the Corporation has the intent to sell the debt security or it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis.  However, even if the Corporation does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a credit loss has occurred.  An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security.  The credit loss component of an OTTI, if any, is recorded as net impairment losses on debt securities in the statements of income (loss), while the remaining portion of the impairment loss is recognized in OCI, net of taxes, provided the Corporation does not intend to sell the underlying debt security and it is more likely than not that the Corporation will not have to sell the debt security prior to recovery.  The previous amortized cost basis less the OTTI recognized in earnings is the new amortized cost basis of the investment.  The new amortized cost basis is not adjusted for subsequent recoveries in fair value.  However, for debt securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income.  For further disclosures, refer to Note 4 to the consolidated financial statements.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In connection with a sale of loans with a book value of $269.3 million to CPG/GS PR NPL, LLC (“CPG/GS”) completed on February 16, 2011, the Bank received a 35% subordinated interest in CPG/GS, as further discussed in Note 13. The Corporation’s investment in this unconsolidated entity was considered significant under Rule 3-09 of Regulation S-X for the year ended December 31, 2012. This rule looks to Rule 1-02(w) of Regulation S-X to determine the significance of the investee. The significance threshold for Rule 3-09 is 20% of assets or income. The Corporation must provide full financial information for unconsolidated subsidiaries and 50%-or-less owned entities accounted for by the equity method if the entities are significant, for any fiscal year presented, under the Rule 1-02(w) tests (investment or income tests) in Regulation S-X.

The Corporation accounts for its investment in CPG/GS under the equity method and includes the investment as part of investment in unconsolidated entity in the consolidated statements of financial condition. When applying the equity method, the Corporation follows the hypothetical liquidation book value (“HLBV”) method to determine its share of earnings or losses of the unconsolidated entity. Under the HLBV method, the Corporation determines its share of earnings or losses by determining the difference between its “claim on the entity’s book value” at the end of the period as compared to the beginning of the period. This claim is calculated as the amount the Corporation would receive if the entity were to liquidate all of its assets at recorded amounts determined in accordance with GAAP and distribute the resulting cash to the investors, according to their respective priorities as provided in the contractual agreements. The Bank reports its share of CPG/GS’s operating results on a one-quarter lag basis. In addition, as a result of using HLBV, the difference between the Bank’s investment in CPG/GS and its claim on the book value of CPG/GS at the date of the investment, known as the basis difference, is amortized over the estimated life of the investment. The loss recorded in 2014 reduced the carrying amount of the Bank’s investment in CPG/GS to zero. No negative investment needs to be reported as the Bank has no legal obligation or commitment to provide further financial support to this entity; thus, no further losses will be recorded on this investment. Any potential increase in the carrying value of the investment in CPG/GS, under the HLBV method, would depend upon how better off the Bank is at the end of the period than it was at the beginning of the period after the waterfall calculation performed to determine the amount of gain allocated to the investors.

Loans held for investment

Loans that the Corporation has the ability and intent to hold for the foreseeable future are classified as held for investment. The substantial majority of the Corporation’s loans are classified as held for investment. Loans are stated at the principal outstanding balance, net of unearned interest, cumulative charge-offs, unamortized deferred origination fees and costs, and unamortized premiums and discounts. Fees collected and costs incurred in the origination of new loans are deferred and amortized using the interest method or a method that approximates the interest method over the term of the loan as an adjustment to interest yield. Unearned interest on certain personal loans, auto loans and finance leases and discounts and premiums are recognized as income under a method that approximates the interest method. When a loan is paid-off or sold, any unamortized net deferred fee (cost) is credited (charged) to income. Credit card loans are reported at their outstanding unpaid principal balance plus uncollected billed interest and fees net of amounts deemed uncollectible. PCI loans are reported net of any remaining purchase accounting adjustments. See “Loans acquired” below for the accounting policy for PCI loans.

Non-Performing and Past-Due Loans - Loans on which the recognition of interest income has been discontinued are designated as non-performing.  Loans are classified as non-performing when they are 90 days past due for interest and principal, with the exception of residential mortgage loans guaranteed by the Federal Housing Administration (the “FHA”) or the Veterans Administration (the “VA”) and credit cards. It is the Corporation’s policy to report delinquent mortgage loans insured by the FHA or guaranteed by the VA as loans past due 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. However, the Corporation discontinues the recognition of income for FHA/VA loans when such loans are over 18 months delinquent. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), credit card loans are generally charged off in the period in which the account becomes 180 days past due. Credit card loans continue to accrue finance charges and fees until charged off at 180 days. Loans generally may be placed on non-performing status prior to when required by the policies described above when the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any). When a loan is placed on non-performing status, any accrued but uncollected interest income is reversed and charged against interest income and amortization of any net deferred fees is suspended. Interest income on non-performing loans is recognized only to the extent it is received in cash. However, when there is doubt regarding the ultimate collectability of loan principal, all cash thereafter received is applied to reduce the carrying value of such loans (i.e., the cost recovery method). Generally, the Corporation returns a loan to accrual status when all delinquent interest and principal becomes current under the terms of the loan agreement or when the loan is well secured and in the process of collection, and collectability of the remaining interest and principal is no longer doubtful. Loans that are past due 30 days or more as to principal or interest are considered delinquent, with the exception of residential mortgage, commercial mortgage, and construction loans, which are considered past due when the borrower is in arrears on two or more monthly payments.

Impaired Loans - A loan is considered impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the loan agreement. Loans with insignificant delays or insignificant shortfalls in the amounts of payments expected to be collected are not considered to be impaired. The Corporation measures impairment individually for those loans in the construction, commercial mortgage, and commercial and industrial portfolios with a principal balance of $1 million or more and any loans that have been

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

modified in a troubled debt restructuring (“TDRs”). The Corporation also evaluates for impairment purposes certain residential mortgage loans and home equity lines of credit with high delinquency and loan-to-value levels. Generally, consumer loans are not individually evaluated for impairment on a regular basis except for impaired marine financing loans in amounts that exceed $1 million, home equity lines with high delinquency and loan-to-value levels and TDRs. Held-for-sale loans are not reported as impaired, as these loans are recorded at the lower of cost or fair value.

The Corporation generally measures impairment and the related specific allowance for individually impaired loans based on the difference between the recorded investment of the loan and the present value of the loans’ expected future cash flows, discounted at the effective original interest rate of the loan at the time of modification, or the loan’s observable market price. If the loan is collateral dependent, the Corporation measures impairment based upon the fair value of the underlying collateral, instead of discounted cash flows, regardless of whether foreclosure is probable. Loans are identified as collateral dependent if the repayment is expected to be provided solely by the underlying collateral, through liquidation or operation of the collateral. When the fair value of the collateral is used to measure impairment on an impaired collateral-dependent loan and repayment or satisfaction of the loan is dependent on the sale of the collateral, the fair value of the collateral is adjusted to consider estimated costs to sell. If repayment is dependent only on the operation of the collateral, the fair value of the collateral is not adjusted for estimated costs to sell. If the fair value of the loan is less than the recorded investment, the Corporation recognizes impairment by either a direct write-down or establishing an allowance for the loan or by adjusting an allowance for the impaired loan. For an impaired loan that is collateral dependent, charge-offs are taken in the period in which the loan, or portion of the loan, is deemed uncollectible, and any portion of the loan not charged off is adversely credit risk rated at a level no worse than substandard.

A restructuring of a loan constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. TDRs typically result from the Corporation’s loss mitigation activities and residential mortgage loans modified in accordance with guidelines similar to those of the U.S. government’s Home Affordable Modification Program, and could include rate reductions, principal forgiveness, term extensions, payment forbearance, refinancing of any past-due amounts, including interest, escrow, and late charges and fees, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral.

TDRs are classified as either accrual or nonaccrual loans. A loan on nonaccrual status and restructured as a TDR will remain on nonaccrual status until the borrower demonstrates a sustained period of performance (generally six consecutive months of payments, inclusive of consecutive payments made prior to the modification), and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are evaluated in assessing whether the borrower can meet the new terms and may result in the loans being returned to accrual status at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Refer to Note 7 for additional qualitative and quantitative information about TDRs.

In connection with commercial restructurings, the decision to maintain a loan that has been restructured on accrual status is based on a current, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment under the modified terms. The credit evaluation reflects consideration of the borrower’s future capacity and willingness to pay, which may include evaluation of cash flow projections, consideration of the adequacy of collateral to cover all principal and interest, and trends indicating improving profitability and collectibility of receivables. This evaluation also includes an evaluation of the borrower’s current willingness to pay, which may include a review of past payment history, an evaluation of the borrower’s willingness to provide information on a timely basis, and consideration of offers from the borrower to provide additional collateral or guarantor support.

The evaluation of mortgage and consumer loans for restructurings includes an evaluation of the client’s disposable income and credit report, the value of the property, the loan to value relationship, and certain other client-specific factors that have impacted the borrower’s ability to make timely principal and interest payments on the loan. In connection with retail restructurings, a nonperforming loan will be returned to accrual status when current as to principal and interest, under revised terms, and upon sustained historical repayment performance.

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

If both of the conditions are met, the loan can be removed from the TDR classification in calendar years after the year in which the restructuring took place. However, the loan continues to be individually evaluated for impairment. Loans classified as TDRs, including loans in trial payment periods (trial modifications), are considered impaired loans.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

     Loans Acquired - All purchased loans are recorded at fair value at the date of acquisition. Loans acquired with evidence of credit deterioration since their origination and where it is probable at the date of acquisition that the Corporation will not collect all contractually required principal and interest payments are considered PCI loans. Evidence of credit quality deterioration as of the purchase date may include statistics such as past due and non-accrual status, and revised loan terms. Residential and consumer PCI loans have been aggregated into pools based on common risk characteristics. Each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. In accounting for PCI loans, the difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. The nonaccretable difference, which is neither accreted into income nor recorded on the consolidated statement of financial condition, reflects estimated future credit losses expected to be incurred over the life of the pool of loans. The excess of cash flows expected to be collected over the estimated fair value of PCI loans is referred to as the accretable yield. This amount is not recorded on the statement of financial condition, but is accreted into interest income over the remaining life of the pool of loans, using the effective-yield method.

   Subsequent to acquisition, the Corporation completes quarterly evaluations of expected cash flows. Decreases in expected cash flows attributable to credit will generally result in an impairment charge to the provision for loan and lease losses and the establishment of an allowance for loan and lease losses. Increases in expected cash flows will generally result in a reduction in any allowance for loan and lease losses established subsequent to acquisition and an increase in the accretable yield. The adjusted accretable yield is recognized in interest income over the remaining life of the pool of loans.

Resolutions of loans may include sales of loans to third parties, receipt of payments in settlement with the borrower, or foreclosure of the collateral. The Corporation’s policy is to remove an individual loan from a pool based on comparing the amount received from its resolution with its contractual amount.  Any difference between these amounts is absorbed by the nonaccretable difference for the entire pool. This removal method assumes that the amount received from resolution approximates pool performance expectations. The remaining accretable yield balance is unaffected and any material change in remaining effective yield caused by this removal method is addressed by the Corporation’s quarterly cash flow evaluation process for each pool. For loans that are resolved by payment in full, there is no release of the nonaccretable difference for the pool because there is no difference between the amount received at resolution and the contractual amount of the loan. Modified PCI loans are not removed from a pool even if those loans would otherwise be deemed TDRs.

   Because the initial fair value of PCI loans recorded at acquisition includes an estimate of credit losses expected to be realized over the remaining lives of the loans, the Corporation separately tracks and reports PCI loans and excludes these loans from its delinquency and non-performing loan statistics.

   For acquired loans that are not deemed impaired at acquisition, subsequent to acquisition the Corporation recognizes the difference between the initial fair value at acquisition and the undiscounted expected cash flows in interest income over the period in which substantially all of the inherent losses associated with the non-PCI loans at the acquisition date are estimated to occur. Thus, such loans are accounted for consistently with other originated loans, potentially being classified as nonaccrual or impaired, as well as being classified under the Corporation’s standard practice and procedures. In addition, these loans are considered in the determination of the allowance for loan losses.

Charge-off of Uncollectible Loans - Net charge-offs consist of the unpaid principal balances of loans held for investment that the Corporation determines are uncollectible, net of recovered amounts. Charge-offs are recorded as a reduction to the allowance for loan and lease losses and subsequent recoveries of previously charged off amounts are credited to the allowance for loan and lease losses. Collateral dependent loans in the construction, commercial mortgage, and commercial and industrial loan portfolios are charged off to their net realizable value (fair value of collateral, less estimated costs to sell) when loans are considered to be uncollectible.  Within the consumer loan portfolio, auto loans and finance leases are reserved once they are 120 days delinquent and are charged off to their estimated net realizable value when collateral deficiency is deemed uncollectible (i.e., when foreclosure/repossession is probable) or when the loan is 365 days past due.  Within the other consumer loans class, closed-end loans are charged off when payments are 120 days in arrears, except small personal loans. Open-end (revolving credit) consumer loans, including credit card loans, and small personal loans are charged off when payments are 180 days in arrears. On a quarterly basis, residential mortgage loans that are 180 days delinquent and have an original loan-to-value ratio that is higher than 60% are reviewed and charged-off, as needed, to the fair value of the underlying collateral. Generally, all loans may be charged off or written down to the fair value of the collateral prior to the policies described above if a loss-confirming event occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, or receipt of an asset valuation indicating a collateral deficiency when the asset is the sole source of repayment. The Corporation does not record charge-offs on PCI loans that are performing in accordance with or better than expectations as of the date of acquisition, as the fair value of these loans already reflects a credit component. The Corporation records

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

charge-offs on PCI loans only if actual losses exceed estimated losses incorporated into the fair value recorded at acquisition and the amount is deemed uncollectible.

Loans held for sale

Loans that the Corporation intends to sell or that the Corporation does not have the ability and intent to hold for the foreseeable future are classified as held-for-sale loans. Loans held for sale are stated at the lower-of-cost-or-market.  Generally, the loans held-for-sale portfolio consists of conforming residential mortgage loans that the Corporation intends to sell to the Government National Mortgage Association (GNMA) and government sponsored entities (GSEs) such as the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). Generally, residential mortgage loans held for sale are valued on an aggregate portfolio basis and the value is primarily derived from quotations based on the mortgage-backed securities market. The amount by which cost exceeds market value in the aggregate portfolio of loans held for sale, if any, is accounted for as a valuation allowance with changes therein included in the determination of net income and reported as part of mortgage banking activities in the consolidated statement of income (loss). Loan costs and fees are deferred at origination and are recognized in income at the time of sale. The fair value of commercial mortgage and construction loans held for sale is primarily derived from external appraisals with changes in the valuation allowance reported as part of other non-interest income in the consolidated statement of income (loss).

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

The Corporation evaluates the need for changes to the allowance by portfolio loan segments and classes of loans within certain of those portfolio segments. The Corporation combines loans with similar credit risk characteristics into the following portfolio segments: commercial mortgage, construction, commercial and industrial, residential mortgage, and consumer loans. Classes are usually disaggregations of the portfolio segments. The classes within the residential mortgage segment are residential mortgages guaranteed by the U.S. government and other loans.  The classes within the consumer portfolio are auto, finance leases, and other consumer loans. Other consumer loans mainly include unsecured personal loans, credit cards, home equity lines, lines of credits, and marine financing. The classes within the construction loan portfolio are land loans, construction of commercial projects, and construction of residential projects. The commercial mortgage and commercial and industrial segments are not further segmented into classes. The adequacy of the allowance for loan and lease losses is based on judgments related to the credit quality of each portfolio segment. These judgments consider ongoing evaluations of each portfolio segment, including such factors as the economic risks associated with each loan class, the financial condition of specific borrowers, the level of delinquent loans, historical loss experience, the value of any collateral and, where applicable, the existence of any guarantees or other documented support.  In addition to the general economic conditions and other factors described above, additional factors considered include the internal risk ratings assigned to loans.  An internal risk rating is assigned to each commercial loan at the time of approval and is subject to subsequent periodic review by the Corporation's senior management. The allowance for loan and lease losses is reviewed on a quarterly basis as part of the Corporation’s continued evaluation of its asset quality.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

For all other loans, which include small, homogeneous loans, such as auto loans, all classes in the consumer loan portfolio, residential mortgages in amounts under $1 million and commercial and construction loans not considered impaired, the Corporation maintains a general valuation allowance established through a process that begins with estimates of incurred losses based upon various statistical analyses. The general reserve is primarily determined by applying loss factors according to the loan type and assigned risk category (pass, special mention, and substandard not considered to be impaired; all doubtful loans are considered impaired).

The Corporation uses a roll-rate methodology to estimate losses on its consumer loan portfolio based on delinquencies and considering credit bureau score bands. The Corporation tracks the historical portfolio performance to arrive at a weighted average distribution in each subgroup of each delinquency bucket. Roll-to-loss rates (loss factors) are calculated by multiplying the roll rates from each subgroup within the delinquency buckets forward through loss. Once roll rates are calculated, the resulting loss factor is applied to the existing receivables in the applicable subgroups within the delinquency buckets and the end results are aggregated to arrive at the required allowance level. The Corporation’s assessment also involves evaluating key qualitative and environmental factors, which include credit and macroeconomic indicators such as unemployment, bankruptcy trends, recent market transactions, and collateral values to account for current market conditions that are likely to cause estimated credit losses to differ from historical loss experience. The Corporation analyzes the expected delinquency migration to determine the future volume of delinquencies.

The non-PCI portion of a credit card portfolio acquired in 2012 was recorded at the fair value on the acquisition date of $353.2 million, net of a discount of $18.2 million. The discount at acquisition was attributable to uncertainties in the cash flows of this portfolio based on an estimation of inherent credit losses. As previously discussed, the discount recorded at acquisition was accreted and recognized in interest income over the period in which substantially all of the inherent losses associated with the non-PCI loans at the acquisition date were estimated to occur. Subsequent to acquisition, the Corporation evaluated its estimate of embedded losses on a quarterly basis. The allowance for non-PCI loans acquired was determined considering the outstanding balance of the portfolio net of any unaccreted discount. To the extent the required allowance exceeded the unaccreted discount, a provision was required. The remaining discount on the credit card portfolio acquired in 2012 was fully accreted into income during the first half of 2014. The provision recorded during 2013 and 2014 relates to new purchases on these non-PCI credit card loans and to the allowance methodology described above. The provision in 2013 and 2014 was not related to changes in expected loan losses assumed in the accounting for the acquisition of the portfolio.

 The cash flow analysis for each residential mortgage pool is performed at the individual loan level and then aggregated to the pool level in determining the overall expected loss ratio. The model applies risk-adjusted prepayment curves, default curves, and severity curves to each loan in the pool. For loan restructuring pools, the present value of expected future cash flows under new terms, at the loan’s effective interest rate, is taken into consideration. Additionally, the default risk and prepayments related to loan restructurings are based on, among other things, the historical experience of these loans. Loss severity is affected by the expected house price scenario, which is based in part on recent house price trends. Default curves are used in the model to determine expected delinquency levels. The risk-adjusted timing of liquidations and associated costs are used in the model, and are risk-adjusted for the geographic area in which each property is located (Puerto Rico, Florida, or the Virgin Islands). For residential mortgage loans, the determination of reserves includes the incorporation of updated loss factors applicable to loans expected to liquidate over the next twelve months, considering the expected realization of similarly valued assets at disposition.

During the second quarter of 2014, the Corporation made certain enhancements to the general allowance estimation process for commercial loans, which mainly consisted of the following:

Utilization of longer historical loss periods to better reflect the level of incurred losses in portfolio. Historical charge-off rates are calculated by the Corporation on a quarterly basis by tracking cumulative charge-offs experienced over a two-year loss period on loans according to their internal risk rating (referred to as “base rate” for the quarter). Prior to the second quarter enhancements, the Corporation would use the base rate of the current quarter or the average of the last 4 quarters, if greater. During the second quarter of 2014, the Corporation eliminated the use of the “greater of” approach and adopted the utilization of the base rate average of the last 8 quarters. This change captures a longer historical period that helps mitigate period to period volatility in the loss rates.

Enhancements of the environmental factors adjustment. Prior to the second quarter of 2014 enhancements, these adjustments were applied in the form of basis point additions to the loss ratio based on changes in credit and economic indicators observed in the most recent periods. Beginning in the second quarter of 2014, the resulting factor derived from a set of risk-based ratings and weights assigned to credit and economic indicators over a reasonable period is applied to a developed expected range of historical losses, in order to adjust the base rates. These enhancements result in a framework that can be applied more consistently, by having a more granular analysis that better captures trends in economic conditions and the impact on the Corporation’s portfolio.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In addition, the calculation of loss rates for asset classifications with limited or zero loss history was improved to consider these loans’ migration experience.

At the date of implementation, the Corporation performed a parallel computation of the general reserve for commercial loans. The enhancements to the general allowance estimation process resulted in a net decrease to the allowance for loan losses of $4.8 million as of the implementation date of May 31, 2014.

In the third quarter of 2014, similar enhancements to the environmental factors adjustment framework were applied to the consumer loans portfolio. The framework was defined for secured and unsecured loans to consider the specific behaviors separately. With respect to the historical charge-off rates, during the third quarter of 2014, the Corporation adopted the utilization of the base rate calculated as the average of the net charge-off ratio for the 12-month period preceding the most recent four quarters. Previously, the base rate was calculated as the average of the last two years’ annual net charge-off ratio. The effect of these enhancements on the allowance for consumer loans was immaterial as of the implementation date of August 31, 2014.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Transfers and servicing of financial assets and extinguishment of liabilities

After a transfer of financial assets in a transaction that qualifies for sale accounting, the Corporation derecognizes the financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Premises and equipment

Premises and equipment are carried at cost, net of accumulated depreciation.  Depreciation is provided on the straight-line method over the estimated useful life of each type of asset.  Amortization of leasehold improvements is computed over the terms of the leases (contractual term plus lease renewals that are “reasonably assured”) or the estimated useful lives of the improvements, whichever is shorter. Costs of maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred.  Costs of renewals and betterments are capitalized. When assets are sold or disposed of, their cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in earnings as part of other non-interest income in the statement of income (loss). When the asset is no longer used in operations, and the Corporation intends to sell it, the asset is reclassified to other assets held-for-sale and is reported at the lower of carrying amount or fair value less cost to sell.

The Corporation has operating lease agreements primarily associated with the rental of premises to support the branch network or for general office space.  Certain of these arrangements are noncancelable and provide for rent escalation and renewal options.  Rent expense on noncancelable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term.

Other real estate owned (OREO)

OREO, which consists of real estate acquired in settlement of loans, is recorded at the lower of cost (carrying value of the loan) or fair value minus estimated cost to sell the real estate acquired. Generally, loans have been written down to their net realizable value prior to foreclosure. Any further reduction to their net realizable value is recorded with a charge to the allowance for loan losses at foreclosure or a short-time after foreclosure. Thereafter, gains or losses resulting from the sale of these properties and losses recognized on the periodic reevaluations of these properties are credited or charged to earnings and are included as part of net loss on OREO operations in the statements of income (loss). The cost of maintaining and operating these properties is expensed as incurred. The Corporation estimates fair values primarily based on appraisals, when available, and the net realizable value is reviewed and updated periodically depending of the type of property.

Goodwill and other intangible assets

Business combinations are accounted for using the purchase method of accounting. Assets acquired and liabilities assumed are recorded at estimated fair value as of the date of acquisition.  After initial recognition, any resulting intangible assets are accounted for as follows:

Goodwill

The Corporation evaluates goodwill for impairment on an annual basis, generally during the fourth quarter, or more often if events or circumstances indicate there may be impairment.  The Corporation evaluated goodwill for impairment as of October 1, 2014. Goodwill impairment testing is performed at the segment (or “reporting unit”) level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded.  Once goodwill has been assigned to a reporting unit, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill.  The Corporation’s goodwill is related to the acquisition of FirstBank Florida in 2005.

The Corporation bypassed the qualitative assessment in 2014 and proceeded directly to perform the first step of the two-step goodwill impairment test. The first step (the “Step 1”) involves a comparison of the estimated fair value of the reporting unit to its carrying value, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired. If the carrying value exceeds the estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of the impairment.

The second step (the “Step 2”), if necessary, involves calculating an implied fair value of the goodwill for each reporting unit for which the Step 1 indicated a potential impairment. The implied fair value of goodwill is determined in a manner similar to the calculation of the amount of goodwill in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the Step 1, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles as if the reporting unit was being acquired in a business combination.  If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment.  If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.  An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill.  Subsequent reversal of goodwill impairment losses is not permitted.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

For purposes of the DCF analysis approach, the valuation is based on estimated future cash flows. The financial projections used in the DCF analysis for the reporting unit are based on the most recent available data. The growth assumptions included in these projections are based on management’s expectations of the reporting unit’s financial prospects as well as particular plans for the entity (i.e., restructuring plans). The cost of equity was estimated using the capital asset pricing model using comparable companies, an equity risk premium, the rate of return of a “riskless” asset, a size premium based on the size of the reporting unit, and a company specific premium. The resulting discount rate was analyzed in terms of reasonability given current market conditions.

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

Goodwill was not impaired as of December 31, 2014 or 2013, nor was any goodwill written off due to impairment during 2014, 2013, and 2012.

Other Intangibles

Core deposit intangibles are amortized over their estimated lives, generally on a straight-line basis, and are reviewed periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

The Corporation performed impairment tests for the years ended December 31, 2014, 2013, and 2012 and determined that no impairment was needed to be recognized for other intangible assets.

 In connection with the acquisition of a FirstBank-branded credit card loan portfolio in 2012, the Corporation recognized at acquisition a purchased credit card relationship intangible of $24.5 million ($16.4 million and $19.8 million as of December 31, 2014 and 2013, respectively) which is being amortized on an accelerated basis based on the estimated attrition rate of the purchased credit card accounts, which reflects the pattern in which the economic benefits of the intangible asset are consumed. These benefits are consumed as the revenue stream generated by the cardholder relationship is realized. For further disclosures, refer to Note 12 to the consolidated financial statements.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

From time to time, the Corporation modifies repurchase agreements to take advantage of prevailing interest rates. Following applicable GAAP guidance, if the Corporation determines that the debt under the modified terms is substantially different from the original terms, the modification must be accounted for as an extinguishment of debt. Modified terms are considered substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10% different from the present value of the remaining cash flows under the terms of the original instrument. The new debt instrument will be initially recorded at fair value, and that amount will be used to determine the debt extinguishment gain or loss to be recognized through the statement of income (loss) and the effective rate of the new instrument. If the Corporation determines that the debt under the modified terms is not substantially different, then the new effective interest rate shall be determined based on the carrying amount of the original debt instrument. None of the repurchase agreements modified in the past were considered to be substantially different from the original terms, and therefore, these modifications were not accounted for as extinguishments of debt.

   Rewards Liability

The Corporation offers products, primarily credit cards, that offer reward program members with various rewards, such as airline tickets, cash, or merchandise, based on account activity. The Corporation generally recognizes the cost of rewards as part of business promotion expenses when the rewards are earned by the customer and, at that time, records the corresponding rewards liability. The reward liability is computed based on points earned to date that are expected to be redeemed and the average cost per point redemption. The reward liability is reduced as points are redeemed. In estimating the reward liability, the Corporation considers historical reward redemption behavior, the terms of the current reward program, and the card purchase activity. The reward liability is sensitive to changes in the reward redemption type and redemption rate, which is based on the expectation that the vast majority of all points earned will eventually be redeemed. The reward liability, which is included in other liabilities in the consolidated statement of financial condition, totaled $9.0 million and $8.1 million as of December 31, 2014 and 2013, respectively.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Segment Information

The Corporation reports financial and descriptive information about its reportable segments (see Note 31). Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.  The Corporation’s management determined that the segregation that best fulfills the segment definition described above is by lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of December 31, 2014, the Corporation had six operating segments that are all reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations. Refer to Note 31 for additional information.

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

   Under the fair value accounting guidance, an entity has the irrevocable option to elect, on a contract-by-contract basis, to measure certain financial assets and liabilities at fair value at the inception of the contract and, thereafter, to reflect any changes in fair value in current earnings. The Corporation did not make any fair value option election as of December 31, 2014 or 2013. See Note 26 for additional information.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Income recognition— Insurance agency

   Commission revenue is recognized as of the effective date of the insurance policy. Additional premiums and rate adjustments are recorded as they occur. The Corporation also receives contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or the loss experience of the insurance placed by the Corporation. Contingent commissions from insurance companies are recognized when determinable, which is generally when such commissions are received or when the amount to be received is reported to the Corporation by the insurance company. An allowance is created for expected adjustments to commissions earned relating to policy cancellations.

Advertising costs

Advertising costs for all reporting periods are expensed as incurred.

Earnings per common share

   Earnings (loss) per share-basic is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of outstanding common shares. Net income (loss) attributable to common stockholders represents net income (loss) adjusted for any preferred stock dividends, including dividends declared, cumulative dividends related to the current dividend period that have not been declared as of the end of the period, if any, and the accretion of discounts on preferred stock issuances, if any. Basic weighted average common shares outstanding excludes unvested shares of restricted stock. For 2014, the net income attributable to common stockholders also includes the one-time effect of the issuance of common stock in the conversion of the Series A through E preferred stock. These transactions are further discussed in Note 20. The computation of earnings per share-diluted is similar to the computation of earnings per share-basic except that the number of weighted average common shares is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued, referred to as potential common shares.

   Potential common shares consist of common stock issuable upon the assumed exercise of stock options, unvested shares of restricted stock, and outstanding warrants using the treasury stock method.  This method assumes that the potential common shares are issued and the proceeds from the exercise, in addition to the amount of compensation cost attributable to future services, are used to purchase common stock at the exercise date.  The difference between the numbers of potential shares issued and potential shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share.  Stock options, unvested shares of restricted stock, and outstanding warrants that result in lower potential shares issued than potential shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share.

Recently issued accounting standards and Recently adopted accounting pronouncement

The FASB has issued the following accounting pronouncements and guidance relevant to the Corporation’s operations:

In July 2013, the FASB updated the Codification to provide explicit guidelines on how to present an unrecognized tax benefit in financial statements when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments were effective for public entities with fiscal periods beginning after December 15, 2013. The adoption to this guidance in 2014 did not have an effect on the Corporation’s financial statements. Refer to Note 24 for additional information about the Corporation’s unrecognized tax benefits, including the settlement reached with the United States Internal Revenue Service (“IRS”) in the third quarter of 2014.

In January 2014, the FASB updated the Codification to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan so that the loan should be derecognized and the real estate property recognized in the financial statements. The Update clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan upon either: (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  In addition,  creditors are required to disclose on an annual and interim basis both (i) the amount of the foreclosed residential real estate property held and (ii) the recorded investment in consumer

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments are effective for public business entities for annual periods beginning after December 15, 2014, and interim periods within those fiscal years. Early adoption is permitted. The guidance can be implemented using either a modified retrospective transition method or a prospective transition method. The Corporation adopted the provisions of this guidance on a prospective basis during the first quarter of 2015 without any material impact on the Corporation’s financial statements. Required disclosures will be provided in the first interim period of 2015 and prospectively.

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

In May 2014, the FASB updated the Codification to create a new, principle-based revenue recognition framework. The Update is the culmination of efforts by the FASB and the International Accounting Standards Board to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance describes a 5-step process entities can apply to achieve the core principle of revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information. The amendments are effective for public business entities for annual periods beginning after December 15, 2016, including interim periods within those reporting periods. Early adoption is not permitted. The Corporation is currently evaluating the impact that the adoption of this guidance will have on the presentation and disclosures in its financial statements.

In June 2014, the FASB updated the Codification to respond to stakeholders’ concerns about current accounting and disclosures for repurchase agreements and similar transactions. This Update requires two accounting changes. First, the Update changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the Update requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. Additionally, the Update introduces new disclosures to (i) increase transparency about the types of collateral pledged in secured borrowing transactions and (ii) enable users to better understand transactions in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. For public business entities, the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. All other accounting and disclosure amendments in the Update are effective for public business entities for the first interim or annual period beginning after December 15, 2014. The Corporation does not anticipate that the adoption of this guidance will have a material effect on its financial statements.

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

In August 2014, the FASB updated the Codification to reduce the diversity found in the classification of certain foreclosed mortgage loans held by creditors that are either fully or partially guaranteed under government programs. Consistency in classification upon foreclosure is expected in order to provide more decision-useful information. The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if: (i) the loan has a government guarantee that is not separable from the loan before foreclosure; (ii) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under the claim, and (iii) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The Update is effective for public business entities for annual periods, and interim periods within those annual periods beginning after December 15, 2014. The guidance can be implemented using either a prospective transition method or a modified retrospective transition method. The Corporation adopted the provisions of this guidance on a prospective basis during the first quarter of 2015 without any material impact on the Corporation’s financial statements.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

In November 2014, the FASB updated the Codification to clarify how current GAAP should be interpreted in evaluating the economic characteristics and risk of a host contract in a hybrid financial instrument that is issued in the form of a share. In addition, the Update was issued to clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (that is, the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. The effects of initially adopting this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. This Update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption in an interim period is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements, if any.

In January 2015, the FASB updated the Codification as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative), to eliminate from GAAP the concept of extraordinary items. Under current GAAP, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. In order to be classified as an extraordinary item the event or transaction must be: (i) unusual in nature, and (ii) infrequent in occurrence.  Before the update was issued, an entity was required to segregate these items from the results of ordinary operations and show the items separately in the income statement, net of tax, after income from continuing operations. This Update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption in an interim period is permitted. The Corporation expects the adoption of this guidance will have no impact on the Corporation’s consolidated financial statements.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 2 – RESTRICTIONS ON CASH DUE AND DUE FROM BANKS

The Corporation’s bank subsidiary, FirstBank, is required by law to maintain minimum average weekly reserve balances to cover demand deposits.  The amount of those minimum average weekly reserve balances for the period that covered December 31, 2014 was $124.8 million (2013 — $101.1 million). As of December 31, 2014 and 2013, the Bank complied with the requirement.  Cash and due from banks as well as other short-term, highly liquid securities are used to cover the required average reserve balances.

As of December 31, 2014, and as required by the Puerto Rico International Banking Law, the Corporation maintained $300,000 in time deposits, which were considered restricted assets related to FirstBank Overseas Corporation, an international banking entity that is a subsidiary of FirstBank.

NOTE 3 – MONEY MARKET INVESTMENTS

Money market investments are composed of time deposits with other financial institutions and short-term investments with original maturities of three months or less.

Money market investments as of December 31, 2014 and 2013 were as follows:

	2014	2013
	Balance
	(Dollars in thousands)

Time deposits with other financial institutions, weighted average interest rate 0.18%
(2013- 0.20%)	$300	$300
Other short-term investments, weighted average interest rate of 0.15%
(2013 - weighted average interest rate of 0.34%)	16,661	201,069
	$16,961	$201,369

As of December 31, 2014 and 2013, the Corporation’s money market investments that were pledged as collateral for interest rate swaps amounted to $0.20 million.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 4 – INVESTMENT SECURITIES

Investment Securities Available for Sale

The amortized cost, non-credit loss component of OTTI recorded in OCI, gross unrealized gains and losses recorded in OCI, approximate fair value, weighted average yield and contractual maturities of investment securities available for sale as of December 31, 2014 and 2013 were as follows:

	December 31, 2014
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI	Gross		Fair value	Weighted average yield%
			Unrealized
			Gains	Losses
	(Dollars in thousands)

U.S. Treasury securities:
Due within one year	$7,498	$-	$1	$-	$7,499	0.11

Obligations of U.S.
government-sponsored
agencies:
After 1 to 5 years	260,889	-	42	4,219	256,712	1.22
After 5 to 10 years	78,234	-	246	2,077	76,403	1.72

Puerto Rico government
obligations:
After 1 to 5 years	39,827	-	-	12,419	27,408	4.49
After 5 to 10 years	886	-	1	-	887	5.20
After 10 years	20,498	-	-	5,571	14,927	5.83

United States and Puerto
Rico government
obligations	407,832	-	290	24,286	383,836	1.86

Mortgage-backed securities:
FHLMC certificates:
After 10 years	315,311	-	1,743	1,260	315,794	2.17

GNMA certificates:
After 1 to 5 years	39	-	1	-	40	3.26
After 5 to 10 years	17,108	-	501	-	17,609	3.65
After 10 years	338,842	-	20,957	-	359,799	3.83
	355,989	-	21,459	-	377,448	3.83
FNMA certificates:
After 1 to 5 years	4,160	-	181	-	4,341	3.40
After 5 to 10 years	9,584	-	521	5	10,100	3.49
After 10 years	837,597	-	7,756	4,854	840,499	2.36
	851,341	-	8,458	4,859	854,940	2.37

Other mortgage pass-through
trust certificates:
After 5 to 10 years	111	-	1	-	112	7.27
After 10 years	45,677	12,141	-	-	33,536	2.17
	45,788	12,141	1	-	33,648	2.17
Total mortgage-backed
securities	1,568,429	12,141	31,661	6,119	1,581,830	2.66

Total investment securities
available for sale	$1,976,261	$12,141	$31,951	$30,405	$1,965,666	2.49

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	December 31, 2013
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI	Gross		Fair value	Weighted average yield%
			Unrealized
			Gains	Losses
	(Dollars in thousands)

U.S. Treasury securities:
Due within one year	$7,498	$-	$1	$-	$7,499	0.12

Obligations of U.S.
government-sponsored
agencies:
After 1 to 5 years	50,000	-	-	1,408	48,592	1.05
After 5 to 10 years	214,271	-	-	13,368	200,903	1.31

Puerto Rico government
obligations:
Due within one year	10,000	-	-	210	9,790	3.50
After 5 to 10 years	40,699	-	-	12,962	27,737	4.51
After 10 years	20,309	-	-	6,506	13,803	5.82

United States and Puerto
Rico government
obligations	342,777	-	1	34,454	308,324	1.96

Mortgage-backed securities:
FHLMC certificates:
After 10 years	332,766	-	133	10,712	322,187	2.16
GNMA certificates:
After 1 to 5 years	86	-	4	-	90	3.48
After 5 to 10 years	800	-	37	-	837	2.47
After 10 years	425,589	-	18,492	-	444,081	3.82
	426,475	-	18,533	-	445,008	3.82
FNMA certificates:
After 1 to 5 years	1,389	-	84	-	1,473	4.82
After 5 to 10 years	7,765	-	389	-	8,154	4.09
After 10 years	882,798	-	2,984	33,626	852,156	2.36
	891,952	-	3,457	33,626	861,783	2.38
Collateralized mortgage
obligations issued or
guaranteed by the FHLMC:
After 1 to 5 years	82	-	-	1	81	3.01

Other mortgage pass-through
trust certificates:
Over 5 to 10 years	127	-	1	-	128	7.27
After 10 years	55,048	14,310	-	-	40,738	2.24
	55,175	14,310	1	-	40,866	2.24
Total mortgage-backed
securities	1,706,450	14,310	22,124	44,339	1,669,925	2.69

Equity securities (without
contractual maturity)(1)	35	-	-	2	33	-

Total investment securities
available for sale	$2,049,262	$14,310	$22,125	$78,795	$1,978,282	2.57

(1)	Represents common shares of another financial institution in Puerto Rico.

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

The aggregate amortized cost and approximate market value of investment securities available for sale as of December 31, 2014 by contractual maturity, are shown below:

	Amortized Cost	Fair Value
	(In thousands)

Within 1 year	$7,498	$7,499
After 1 to 5 years	304,915	288,501
After 5 to 10 years	105,923	105,111
After 10 years	1,557,925	1,564,555
Total investment securities available for sale	$1,976,261	$1,965,666

The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2014 and 2013. The tables also include debt securities for which an OTTI was recognized and only the amount related to a credit loss was recognized in earnings. Unrealized losses for which OTTI had been recognized have been reduced by any subsequent recoveries in fair value.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	As of December 31, 2014
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities:
Puerto Rico government
obligations	$-	$-	$42,335	$17,990	$42,335	$17,990
U.S. government agencies
obligations	46,436	74	257,996	6,222	304,432	6,296
Mortgage-backed securities:
FNMA	2,038	5	541,642	4,854	543,680	4,859
FHLMC	-	-	135,277	1,260	135,277	1,260
Other mortgage pass-through trust
certificates	-	-	33,536	12,141	33,536	12,141
	$48,474	$79	$1,010,786	$42,467	$1,059,260	$42,546

	As of December 31, 2013
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities:
Puerto Rico government
obligations	$23,156	$5,977	$28,174	$13,701	$51,330	$19,678
U.S. government agencies
obligations	175,369	8,913	74,126	5,863	249,495	14,776
Mortgage-backed securities:
FNMA	748,215	33,626	-	-	748,215	33,626
FHLMC	286,208	10,712	-	-	286,208	10,712
Collateralized mortgage
obligations issued or
guaranteed by FHLMC	-	-	81	1	81	1
Other mortgage pass-through trust
certificates	-	-	40,738	14,310	40,738	14,310
Equity securities	33	2	-	-	33	2
	$1,232,981	$59,230	$143,119	$33,875	$1,376,100	$93,105

Assessment for OTTI

Debt securities issued by U.S. government agencies, government-sponsored entities, and the U.S. Department of the Treasury (the “U.S. Treasury”) accounted for approximately 96% of the total available-for-sale portfolio as of  December 31, 2014 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government. The Corporation’s OTTI assessment was concentrated mainly on private label mortgage-backed securities (“MBS”) with an amortized cost of $45.7 million for which credit losses are evaluated on a quarterly basis. The Corporation considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

•         The length of time and the extent to which the fair value has been less than the amortized cost basis;

•         Changes in the near term prospects of the underlying collateral of a security such as changes in default rates, loss severity given default, and significant changes in prepayment assumptions;

•         The level of cash flows generated from the underlying collateral supporting the principal and interest payments on the debt securities; and

•         Any adverse change to the credit conditions and liquidity of the issuer, taking into consideration the latest information available about the overall financial condition of the issuer, credit ratings, recent legislation and government actions affecting the issuer’s industry, and actions taken by the issuer to deal with the present economic climate.

The Corporation recorded OTTI losses on available-for-sale debt securities as follows:

	Private label MBS

	2014	2013
	(In thousands)
Total other-than-temporary impairment losses	$-	$-
Portion of other-than-temporary impairment losses previously recognized in OCI	(388)	(117)
Net impairment losses recognized in earnings	$(388)	$(117)

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the roll-forward of credit losses on debt securities held by the Corporation for which a portion of an OTTI is recognized in OCI:

	2014	2013
	(In thousands)
Credit losses at the beginning of the year	$5,389	$5,272
Additions:
Credit losses on debt securities for which an OTTI was
previously recognized	388	117

Ending balance of credit losses on debt securities held
for which a portion of an OTTI was recognized in OCI	$5,777	$5,389

During 2014 and 2013, the $388 thousand and $117 thousand credit-related impairment loss, respectively, is related to private label MBS, which are collateralized by fixed-rate mortgages on single-family residential properties in the United States. The interest rate on these private-label MBS is variable, tied to 3-month LIBOR and limited to the weighted-average coupon of the underlying collateral. The underlying mortgages are fixed-rate, single-family loans with original high FICO scores (over 700) and moderate original loan-to-value ratios (under 80%), as well as moderate delinquency levels.

Based on the expected cash flows derived from the model, and since the Corporation does not have the intention to sell the securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs, only the credit loss component was reflected in earnings.  Significant assumptions in the valuation of the private label MBS were as follows:

	December 31, 2014		December 31, 2013
	Weighted		Weighted
	Average	Range	Average	Range

Discount rate	14.5%	14.5%	14.5%	14.5%
Prepayment rate	32%	19.89% - 100.00%	29%	15.86% - 100.00%
Projected Cumulative Loss Rate	7.9%	0.64% - 80.00%	6.8%	0.58% - 38.16%

    No OTTI losses on equity securities held in the available-for-sale investment portfolio were recognized in 2014. The Corporation recorded OTTI losses of $42 thousand on equity securities held in the available-for-sale investment portfolio for the year ended December 31, 2013.

Total proceeds from the sale of securities available for sale during 2014 and 2012 amounted to approximately $4.9 million, and $1.9 million, respectively. No sales of securities available for sale were completed in 2013. For the year ended December 31, 2014, a $0.3 million gain was recorded on the sale of a Puerto Rico government agency bond and a $29 thousand loss was recorded on the sale of equity securities. No gains or losses were realized in 2013 and 2012.

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

	2014		2013
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(In thousands)		(In thousands)
FHLMC	$340,227	$340,723	$332,848	$322,268
GNMA	355,989	377,448	426,475	445,008
FNMA	922,883	926,189	891,952	861,783
FHLB	232,733	227,003	264,271	249,495

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

As of December 31, 2014, the Corporation held approximately $61.2 million of Puerto Rico government and agencies bond obligations, mainly bonds of the Government Development Bank (“GDB”) and the Puerto Rico Building Authority, as part of its available-for-sale investment securities portfolio, which were reflected at their aggregate fair value of $43.2 million. During 2014, the fair value of these obligations increased by $1.7 million. In February 2014, Standard & Poor’s (“S&P”), Moody’s Investor Service (“Moodys”) and Fitch Ratings (“Fitch”) downgraded the Commonwealth of Puerto Rico general obligation bonds and other obligations of Puerto Rico instrumentalities to a non-investment grade category. In July 2014, the Puerto Rico debt was downgraded further into speculative grade by these credit agencies after the enactment of The Puerto Rico Public Corporations Debt Enforcement and Recovery Act (the “Recovery Act”) that provides a legislative framework for certain public corporations that are experiencing severe financial stress to address their financial obstacles through an orderly statutory process that allows them to handle their debts. In February 2015, a federal judge ruled that the Recovery Act is pre-empted by the Federal Bankruptcy Code and is therefore void. After this decision, S&P downgraded Puerto Rico’s general obligation debt deeper into non-investment grade category.

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

Investments Held to Maturity

From time to time, the Corporation has securities held to maturity with an original maturity of three months or less that are considered cash and cash equivalents and classified as money market investments in the consolidated statements of financial condition.  As of December 31, 2014 and 2013, the Corporation had no outstanding securities held to maturity that were classified as cash and cash equivalents.

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

As of December 31, 2014 and 2013, the Corporation had investments in FHLB stock with a book value of $25.5 million and $28.4 million, respectively. The net realizable value is a reasonable proxy for the fair value of these instruments. Dividend income from FHLB stock for 2014, 2013, and 2012 amounted to $1.2 million, $1.4 million, and $1.4 million, respectively.

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

The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities as of December 31, 2014 and 2013 was $0.3 million.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 6 – INTEREST AND DIVIDEND ON INVESTMENTS AND MONEY MARKET INSTRUMENTS

The following provides information about interest on investments and FHLB dividend income:

	Year Ended December 31,
	2014	2013	2012

	(In thousands)

Mortgage-backed securities:
Taxable	$16,303	$19,566	$23,989
Exempt	28,606	25,955	11,543
	44,909	45,521	35,532
PR government obligations, U.S. Treasury securities, and U.S.
government agencies:
Taxable	1,357	1,218	1,468
Exempt	5,446	5,429	6,785
	6,803	6,647	8,253
Equity securities:
Taxable	-	-	6

Other investment securities (including FHLB dividends)
Taxable	1,169	1,359	1,503
Total interest income on investment securities	52,881	53,527	45,294

Interest on money market instruments:
Taxable	1,734	1,231	1,137
Exempt	158	696	690
Total interest income on money market instruments	1,892	1,927	1,827
Total interest and dividend income on investments and money
market instruments	$54,773	$55,454	$47,121

The following table summarizes the components of interest and dividend income on investments:

	Year Ended December 31,
	2014	2013	2012

	(In thousands)
Interest income on investment securities and money
market investments	$53,604	$54,095	$45,694
Dividends on FHLB stock	1,169	1,359	1,427

Total interest income and dividends on investments	$54,773	$55,454	$47,121

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 7 – LOANS HELD FOR INVESTMENT

The following provides information about the loan portfolio held for investment:

	December 31,	December 31,
	2014	2013
	(In thousands)

Residential mortgage loans, mainly secured by first mortgages (1)(2)	$3,011,187	$2,549,008

Commercial loans:
Construction loans	123,480	168,713
Commercial mortgage loans	1,665,787	1,823,608
Commercial and Industrial loans (3)	2,479,437	2,788,250
Loans to a local financial institution collateralized by
real estate mortgages (1)	-	240,072
Commercial loans	4,268,704	5,020,643

Finance leases	232,126	245,323

Consumer loans	1,750,419	1,821,196

Loans held for investment	9,262,436	9,636,170

Allowance for loan and lease losses	(222,395)	(285,858)

Loans held for investment, net	$9,040,041	$9,350,312

(1)

On May 30, 2014, FirstBank acquired from Doral Financial Corporation ("Doral") mortgage loans, mainly residential mortgage loans, having an unpaid principal balance of $241.7 million (estimated fair value at acquisition of $226.0 million) in full satisfaction of secured borrowings with a book value of $232.9 million owed by Doral to FirstBank. Refer to "Acquired Loans including PCI Loans" below for additional information.

(2)

On October 3, 2014, Firstbank purchased from Doral certain performing residential mortgage loans with approximately $192.6 million in outstanding unpaid principal balance. Refer to "Purchases and Sales of Loans" below for additional information.

(3)	As of December 31, 2014 and 2013, includes $1.1 billion and $1.2 billion, respectively, of commercial loans that are secured by real estate but are not dependent upon the real estate for repayment.

As of December 31, 2014 and 2013, the Corporation had net deferred origination costs on its loan portfolio amounting to $9.3 million and $7.6 million, respectively. The total loan portfolio is net of unearned income of $35.1 million and $40.4 million as of December 31, 2014 and 2013, respectively.

As of December 31, 2014, the Corporation was servicing residential mortgage loans owned by others aggregating $2.3 billion (2013 — $2.1 billion), construction and commercial loans owned by others aggregating $2.7 million (2013 — $2.8 million), and commercial loan participations owned by others aggregating $351.4 million (2013 — $446.0 million).

Various loans, mainly secured by first mortgages, were assigned as collateral for CDs, individual retirement accounts, and advances from the FHLB. Total loans pledged as collateral amounted to $1.6 billion as of December 31, 2014 (2013 — $1.7 billion).

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Loans held for investment on which accrual of interest income had been discontinued were as follows:

	December 31,	December 31,
	2014	2013
	(In thousands)
Non-performing loans:
Residential mortgage	$180,707	$161,441
Commercial mortgage	148,473	120,107
Commercial and Industrial	122,547	114,833
Construction:
Land	15,030	27,834
Construction-commercial	-	3,924
Construction-residential	14,324	27,108
Consumer:
Auto loans	22,276	21,316
Finance leases	5,245	3,082
Other consumer loans	15,294	15,904
Total non-performing loans held for investment (1) (2)(3)	$523,896	$495,549

________________
(1)	As of December 31, 2014 and 2013, excludes $54.6 million and $54.8 million, respectively, of non-performing loans held for sale.
(2)	Amount excludes PCI loans with a carrying value of approximately $102.6 million and $4.8 million as of December 31,
2014 and 2013, respectively, primarily mortgage loans acquired from Doral in the second quarter of 2014, as further discussed below. These loans are not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using an estimated cash flow analysis.
(3)	Non-performing loans exclude $494.6 million and $425.4 million of TDR loans that are in compliance with the modified terms and in accrual status as of December 31, 2014 and 2013, respectively.

 If these loans were accruing interest, the additional interest income realized would have been $48.9 million (2013— $40.3 million; 2012 — $75.1 million).

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	The Corporation’s aging of the loans held for investment portfolio is as follows:

	As of December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)	Total Past Due	Purchased Credit-Impaired Loans	Current	Total loans held for investment	90 days past due and still accruing (2)

		(In thousands)
	Residential mortgage:
	FHA/VA and other government-guaranteed
	loans (2) (3) (4)	$-	$9,733	$81,055	$90,788	$-	$62,782	$153,570	$81,055
	Other residential mortgage loans (4)	-	78,336	199,078	277,414	98,494	2,481,709	2,857,617	18,371
	Commercial:
	Commercial and Industrial loans	22,217	7,445	143,928	173,590	-	2,305,847	2,479,437	21,381
	Commercial mortgage loans (4)	-	15,482	171,281	186,763	3,393	1,475,631	1,665,787	22,808
	Construction:
	Land (4)	-	210	15,264	15,474	-	40,447	55,921	234
	Construction-commercial	-	-	-	-	-	24,562	24,562	-
	Construction-residential (4)	-	-	14,324	14,324	-	28,673	42,997	-
	Consumer:
	Auto loans	77,385	19,665	22,276	119,326	-	941,456	1,060,782	-
	Finance leases	8,751	2,734	5,245	16,730	-	215,396	232,126	-
	Other consumer loans	9,801	6,054	18,671	34,526	717	654,394	689,637	3,377
	Total loans held for investment	$118,154	$139,659	$671,122	$928,935	$102,604	$8,230,897	$9,262,436	$147,226

(1)	Includes non-performing loans and accruing loans that are contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue
	to accrue finance charges and fees until charged-off at 180 days.

(2)	It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed
	to non-performing loans since the principal repayment is insured. These balances include $40.4 million of residential mortgage loans insured by the FHA or guaranteed by the VA
	that are over 18 months delinquent, and are no longer accruing interest as of December 31, 2014.

(3)	As of December 31, 2014, includes $9.3 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation)
	to repurchase the defaulted loans.

(4)	According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies
	(FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears two
	or more monthly payments. FHA/VA government-guaranteed loans, other residential mortgage loans, commercial mortgage loans, land loans, and construction-residential loans past
	due 30-59 days as of December 31, 2014 amounted to $14.0 million, $189.1 million, $20.8 million, $0.8 million, and $1.0 million, respectively.

	As of December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)	Total Past Due	Purchased Credit-Impaired Loans	Current	Total loans held for investment	90 days past due and still accruing (2)

		(In thousands)
	Residential mortgage:
	FHA/VA and other government-guaranteed
	loans (2) (3) (4)	$-	$12,180	$78,645	$90,825	$-	$104,401	$195,226	$78,645
	Other residential mortgage loans (4)	-	88,898	172,286	261,184	-	2,092,598	2,353,782	10,845
	Commercial:
	Commercial and Industrial loans	21,029	5,454	134,233	160,716	-	2,867,606	3,028,322	19,400
	Commercial mortgage loans (4)	-	5,428	126,674	132,102	-	1,691,506	1,823,608	6,567
	Construction:
	Land (4)	-	358	27,871	28,229	-	52,145	80,374	37
	Construction-commercial	-	-	3,924	3,924	-	12,907	16,831	-
	Construction-residential (4)	-	-	27,108	27,108	-	44,400	71,508	-
	Consumer:
	Auto loans	79,279	17,944	21,316	118,539	-	993,781	1,112,320	-
	Finance leases	10,275	3,536	3,082	16,893	-	228,430	245,323	-
	Other consumer loans	11,710	8,691	20,492	40,893	4,791	663,192	708,876	4,588
	Total loans held for investment	$122,293	$142,489	$615,631	$880,413	$4,791	$8,750,966	$9,636,170	$120,082

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
	(FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears two
	or more monthly payments. FHA/VA government-guaranteed loans, other residential mortgage loans, commercial mortgage loans, land loans, and construction-residential loans
	past-due 30-59 days amounted to $23.9 million, $166.7 million, $18.4 million, $0.9 million, and $2.5 million, respectively.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	The Corporation’s credit quality indicators by loan type as of December 31, 2014 and 2013 are summarized below:

		Commercial Credit Exposure-Credit Risk Profile based on Creditworthiness Category:
		Substandard	Doubtful	Loss	Total Adversely Classified (1)	Total Portfolio
	December 31, 2014
		(In thousands)
	Commercial Mortgage	$273,027	$897	$-	$273,924	$1,665,787
	Construction:
	Land	16,915	-	-	16,915	55,921
	Construction-commercial	11,790	-	-	11,790	24,562
	Construction-residential	13,548	776	-	14,324	42,997
	Commercial and Industrial	234,926	4,884	801	240,611	2,479,437

		Commercial Credit Exposure-Credit Risk Profile based on Creditworthiness Category:
		Substandard	Doubtful	Loss	Total Adversely Classified (1)	Total Portfolio
	December 31, 2013
		(In thousands)
	Commercial Mortgage	$317,365	$9,160	$234	$326,759	$1,823,608
	Construction:
	Land	31,777	3,308	52	35,137	80,373
	Construction-commercial	16,022	-	-	16,022	16,831
	Construction-residential	27,829	2,209	241	30,279	71,509
	Commercial and Industrial	205,807	7,998	973	214,778	3,028,322

(1)	Excludes $54.6 million ($7.8 million land, $39.1 million construction-commercial, $0.9 million construction-residential,
	and $6.8 million commercial mortgage) and $54.8 million ($7.8 million land, $39.1 million construction-commercial, $0.9
	construction-residential and $7.0 million commercial mortgage) as of December 31, 2014 and 2013, respectively, of
	non-performing loans held for sale.

     The Corporation considers a loan as adversely classified if its risk rating is Substandard, Doubtful, or Loss. These categories are defined as follows:

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	December 31, 2014	Consumer Credit Exposure-Credit Risk Profile Based on Payment Activity
		Residential Real-Estate		Consumer
		FHA/VA/ Guaranteed (1)	Other residential loans	Auto	Finance Leases	Other Consumer
		(In thousands)
	Performing	$153,570	$2,578,416	$1,038,506	$226,881	$673,626
	Purchased Credit-Impaired (2)	-	98,494	-	-	717
	Non-performing	-	180,707	22,276	5,245	15,294
	Total	$153,570	$2,857,617	$1,060,782	$232,126	$689,637

(1)	It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA
	as past due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured.
	These balances include $40.4 million of residential mortgage loans insured by the FHA or guaranteed by the VA that are
	over 18 months delinquent, and are no longer accruing interest as of December 31, 2014.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     The following tables present information about impaired loans excluding PCI loans, which are reported separately, as discussed below:

Impaired Loans

	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance	Average Recorded Investment	Interest Income Recognized Accrual Basis	Interest Income Recognized Cash Basis
As of December 31, 2014	(In thousands)
With no related allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	74,177	80,522	-	75,711	1,118	461
Commercial:
Commercial mortgage loans	109,271	132,170	-	113,674	846	2,670
Commercial and Industrial
loans	41,131	47,647	-	42,011	-	751
Construction loans:
Land	2,994	6,357	-	3,030	38	1
Construction-commercial	-	-	-	-	-	-
Construction-residential	7,461	10,100	-	8,123	167	8
Consumer:
Auto loans	-	-	-	-	-	-
Finance leases	-	-	-	-	-	-
Other consumer loans	3,778	5,072	-	3,924	75	79
	$238,812	$281,868	$-	$246,473	$2,244	$3,970
With an allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	350,067	396,203	10,854	357,129	15,852	1,853
Commercial:
Commercial mortgage loans	101,467	116,329	14,289	104,191	1,891	638
Commercial and Industrial
loans	195,240	226,431	21,314	198,930	5,097	564
Construction loans:
Land	9,120	12,821	794	10,734	64	25
Construction-commercial	11,790	11,790	790	11,867	-	515
Construction-residential	8,102	8,834	993	8,130	-	-
Consumer:
Auto loans	16,991	16,991	2,787	18,504	1,173	-
Finance leases	2,181	2,181	253	2,367	198	-
Other consumer loans	11,637	12,136	3,131	12,291	1,634	40
	$706,595	$803,716	$55,205	$724,143	$25,909	$3,635
Total:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	424,244	476,725	10,854	432,840	16,970	2,314
Commercial:
Commercial mortgage loans	210,738	248,499	14,289	217,865	2,737	3,308
Commercial and Industrial
loans	236,371	274,078	21,314	240,941	5,097	1,315
Construction loans:
Land	12,114	19,178	794	13,764	102	26
Construction-commercial	11,790	11,790	790	11,867	-	515
Construction-residential	15,563	18,934	993	16,253	167	8
Consumer:
Auto loans	16,991	16,991	2,787	18,504	1,173	-
Finance leases	2,181	2,181	253	2,367	198	-
Other consumer loans	15,415	17,208	3,131	16,215	1,709	119
	$945,407	$1,085,584	$55,205	$970,616	$28,153	$7,605

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance	Average Recorded Investment	Interest Income Recognized Accrual Basis	Interest Income Recognized Cash Basis
As of December 31, 2013	(In thousands)
With no related allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	220,428	237,709	-	222,617	9,513	1,041
Commercial:
Commercial mortgage loans	69,484	73,723	-	71,367	1,494	148
Commercial and Industrial
loans	32,418	56,831	-	37,946	31	52
Construction loans:
Land	359	366	-	360	8	2
Construction-commercial	-	-	-	-	-	-
Construction-residential	14,761	19,313	-	17,334	52	-
Consumer:
Auto loans	-	-	-	-	-	-
Finance leases	-	-	-	-	-	-
Other consumer loans	4,035	4,450	-	3,325	139	30
	$341,485	$392,392	$-	$352,949	$11,237	$1,273
With an allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	190,566	212,028	18,125	193,372	5,623	647
Commercial:
Commercial mortgage loans	149,888	163,656	32,189	153,992	2,114	1,293
Commercial and Industrial
loans	154,686	170,191	26,686	162,786	4,005	139
Construction loans:
Land	27,711	40,348	10,455	28,906	350	44
Construction-commercial	16,022	16,238	8,873	16,157	527	-
Construction-residential	13,864	13,973	2,816	13,640	-	50
Consumer:
Auto loans	14,121	14,122	1,829	12,937	1,017	-
Finance leases	2,359	2,359	73	2,219	281	-
Other consumer loans	8,410	8,919	1,555	8,919	1,239	1
	$577,627	$641,834	$102,601	$592,928	$15,156	$2,174
Total:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	410,994	449,737	18,125	415,989	15,136	1,688
Commercial:
Commercial mortgage loans	219,372	237,379	32,189	225,359	3,608	1,441
Commercial and Industrial
loans	187,104	227,022	26,686	200,732	4,036	191
Construction loans:
Land	28,070	40,714	10,455	29,266	358	46
Construction-commercial	16,022	16,238	8,873	16,157	527	-
Construction-residential	28,625	33,286	2,816	30,974	52	50
Consumer:
Auto loans	14,121	14,122	1,829	12,937	1,017	-
Finance leases	2,359	2,359	73	2,219	281	-
Other consumer loans	12,445	13,369	1,555	12,244	1,378	31
	$919,112	$1,034,226	$102,601	$945,877	$26,393	$3,447

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following tables show the activity for impaired loans and the related specific reserve during 2014 and 2013:

	2014	2013
Impaired Loans:	(In thousands)
Balance at beginning of year	$919,112	$1,465,294
Loans determined impaired during the year	306,390	280,860
Charge-offs	(106,154)	(307,428)
Loans sold, net of charge-offs	(4,500)	(201,409)
Loans transferred to held for sale	-	(145,415)
Increases to impaired loans - additional disbursements	5,028	6,624
Foreclosures	(40,582)	(45,094)
Loans no longer considered impaired	(22,333)	(49,299)
Paid in full or partial payments	(111,554)	(85,021)
Balance at end of year	$945,407	$919,112

	2014	2013
Specific Reserve:	(In thousands)
Balance at beginning of year	$102,601	$221,749
Provision for loan losses	58,758	188,280
Charge-offs	(106,154)	(307,428)
Balance at end of year	$55,205	$102,601

Acquired loans including PCI Loans

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The carrying amount of PCI loans follows:

	December 31,	December 31,
	2014	2013
	(In thousands)
Residential mortgage loans	$98,494	$-
Commercial mortgage loans	3,393	-
Credit Cards	717	4,791
	$102,604	$4,791

The following tables present PCI loans by past due status as of December 31, 2014 and 2013:

As of December 31, 2014	30-59 Days	60-89 Days	90 days or more	Total Past Due		Total PCI loans
					Current
	(In thousands)
Residential mortgage
loans (1)	$-	$12,571	$15,176	$27,747	$70,747	$98,494
Commercial mortgage
loans (1)	-	356	443	799	2,594	3,393
Credit Cards	47	25	42	114	603	717
	$47	$12,952	$15,661	$28,660	$73,944	$102,604
_____________
(1)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the  Federal Reserve Board, residential mortgage and commercial mortgage loans are considered past due when the borrower is in arrears two or more monthly payments. PCI residential mortgage loans and commercial mortgage loans past due 30-59 days as of December 31, 2014 amounted to $16.6 million and $0.8 million, respectively.

As of December 31, 2013	30-59 Days	60-89 Days	90 days or more	Total Past Due		Total PCI loans
					Current
	(In thousands)
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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Changes in accretable yield of acquired loans

Subsequent to acquisition, the Corporation is required to periodically evaluate its estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and nonaccretable difference or reclassifications from nonaccretable yield to accretable. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows due to further credit deterioration will generally result in an impairment charge recognized in the Corporation’s provision for loan and lease losses, resulting in an increase to the allowance for loan losses. During 2014 and 2013, the Corporation did not record charges to the provision for loan losses related to PCI loans, most of which were acquired on May 30, 2014.

Changes in the accretable yield of PCI loans for the years ended December 31, 2014 and 2013 were as follows:

	December 31, 2014	December 31, 2013
	(In thousands)
Balance at beginning of period	$-	$2,171
Additions (accretable yield at acquisition
of loans from Doral)	86,759	-
Accretion recognized in earnings	(4,299)	(819)
Reclassification to non accretable	-	(1,352)
Balance at end of period	$82,460	$-

Changes in the carrying amount of loans accounted for pursuant to ASC 310-30 follows:

Year ended
December 31, 2014
(In thousands)
Balance at beginning of period (1)	$4,791
Additions (2)	102,831
Accretion	4,299
Collections	(9,317)
Ending balance	$102,604

(1)	For the year ended December 31, 2014, the beginning balance relates to PCI loans acquired as part of the credit card portfolio purchased in the second quarter of 2012.
(2)	Represents the estimated fair value of the PCI loans acquired from Doral at the date of acquisition.

The outstanding principal balance of PCI loans, including amounts charged off by the Corporation, amounted to $135.5 million as of December 31, 2014 (December 31, 2013- $22.7 million).

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Purchases and Sales of Loans

On October 3, 2014, the Corporation purchased from Doral all of its rights, title and interests in certain performing residential mortgage loans (the “Mortgage Loans”) with approximately $192.6 million in outstanding unpaid principal balance.

As consideration for the purchase of the Mortgage Loans, FirstBank paid approximately $192.7 million in cash (the “Purchase Price”), less a holdback of $1.3 million which was deposited into escrow to cover certain representations and warranties made by Doral Bank with respect to the Mortgage Loans.  The Corporation incurred $0.7 million in professional service fees during the third quarter of 2014 specifically related to this transaction. The Mortgage Loans were acquired by FirstBank on a servicing-released basis.

In addition to loans acquired from Doral, during 2014, the Corporation purchased $146.5 million of residential mortgage loans consistent with a strategic program established by the Corporation in 2005 to purchase ongoing residential mortgage loan production from mortgage bankers in Puerto Rico. Generally, the loans purchased from mortgage bankers were conforming residential mortgage loans. Purchases of conforming residential mortgage loans provide the Corporation the flexibility to retain or sell the loans, including through securitization transactions depending upon the Corporation’s interest rate risk management strategies. When the Corporation sells such loans, it generally keeps the servicing of the loans.

In the ordinary course of business, the Corporation sells residential mortgage loans (originated or purchased) to GNMA and GSEs. GNMA and GSEs, such as FNMA and FHLMC, generally securitize the transferred loans into mortgage-backed securities for sale into the secondary market. The Corporation sold approximately $138.5 million of performing residential mortgage loans to FNMA and FHLMC during 2014. Also, the Corporation securitized approximately $198.7 million of FHA/VA mortgage loans into GNMA mortgage-backed securities during 2014.  The Corporation’s continuing involvement in these loan sales consists primarily of servicing the loans. In addition, the Corporation agreed to repurchase loans when it breaches any of the representations and warranties included in the sale agreement. These representations and warranties are consistent with the GSEs’ selling and servicing guidelines (i.e., ensuring that the mortgage was properly underwritten according to established guidelines).

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

During 2014, 2013, and 2012, the Corporation repurchased pursuant to its repurchase option with GNMA $37.8 million, $28.3 million, and $53.9 million, respectively, of loans previously sold to GNMA. The principal balance of these loans is fully guaranteed and the risk of loss related to repurchases is generally limited to the difference between the delinquent interest payment advanced to GNMA computed at the loan’s interest rate and the interest payments reimbursed by FHA, which are computed at a pre-determined debenture rate. Repurchases of GNMA loans allow the Corporation, among other things, to maintain acceptable delinquency rates on outstanding GNMA pools and remain as a seller and servicer in good standing with GNMA. The Corporation generally remediates any breach of representations and warranties related to the underwriting of such loans according to established GNMA guidelines without incurring losses. The Corporation does not maintain a liability for estimated losses as a result of breaches in representations and warranties.

Loan sales to FNMA and FHLMC are without recourse in relation to the future performance of the loans. The Corporation repurchased at par loans previously sold to FNMA and FHLMC in the amounts of $2.3 million, $6.1 million, and $3.0 million during 2014, 2013, and 2012, respectively. The Corporation’s risk of loss with respect to these loans is also minimal as these repurchased loans are generally performing loans with documentation deficiencies. A $0.7 million loss was recorded in 2014 related to breaches in representations and warranties and a $0.5 million charge was recorded for compensatory fees imposed by GSEs on the Bank as a servicer. Historically, losses experienced related to breaches in representations and warranties have been immaterial. As a consequence, as of December 31, 2014, the Corporation does not maintain a liability for estimated losses on loans expected to be repurchased as a result of breaches in loan and servicer representations and warranties.

The Corporation sold $53.0 million of commercial mortgage loan participations during 2014, none in 2013.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

   In a separate transaction during 2013, the Corporation foreclosed on the collateral underlying $39.2 million related to one of the loans written-off and transferred to held for sale in the first quarter of 2013. The Corporation recorded losses of $4.9 million in 2013 related to this loan after the transfer to held for sale ($1.7 million of lower of cost or market adjustment and $3.2 million of write-downs to the value of foreclosed properties, recorded as part of net loss on OREO and OREO operations in the statement of income (loss)). During 2014, the Corporation recorded losses of $4.1 million related to this relationship ($3.8 million of market value adjustments and $0.3 million on the sale of one of the foreclosed properties).

  Furthermore, in the third quarter of 2013, approximately $6.4 million of construction loans held for sale participations were paid off, resulting in a gain of $0.3 million included as part of “Other income” in the statement of income (loss).

   On June 21, 2013, the Corporation announced that it had completed a sale of non-performing residential mortgage loans with a book value of $203.8 million and OREO properties with a book value of $19.2 million in a cash transaction. The sales price of this bulk sale was $128.3 million. Approximately $30.1 million of reserves had already been allocated to the loans. This transaction resulted in total charge-offs of $98.0 million and an incremental loss of $69.8 million, reflected in the provision for loan and lease losses for the 2013 year. In addition, the Corporation recorded $3.1 million of professional service fees specifically related to this bulk sale of non-performing residential assets. This transaction resulted in a total pretax loss of $72.9 million.

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

Loan Portfolio Concentration

The Corporation’s primary lending area is Puerto Rico. The Corporation’s banking subsidiary, FirstBank, also lends in the USVI and BVI markets and in the United States (principally in the state of Florida). Of the total gross loans held for investment of $9.3 billion as of December 31, 2014, approximately 83% have credit risk concentration in Puerto Rico, 11% in the United States, and 6% in the USVI and BVI.

    As of December 31, 2014, the Corporation had $339.0 million of credit facilities granted to the Puerto Rico government, its municipalities and public corporations, of which $308.0 million was outstanding, compared to $397.8 million outstanding as of December 31, 2013. In addition, the outstanding balance of facilities granted to the government of the Virgin Islands amounted to $57.7 million as of December 31, 2014, compared to $60.6 million as of December 31, 2013.  Approximately $201.4 million of the outstanding credit facilities consists of loans to municipalities in Puerto Rico. Municipal debt exposure is secured by ad valorem taxation without limitation as to rate or amount on all taxable property within the boundaries of each municipality. The good faith, credit, and unlimited taxing power of the applicable municipality have been pledged to the repayment of all outstanding bonds and notes. Approximately $13.2 million consists of loans to units of the central government, and approximately $93.4 million consists of loans to public corporations that generally receive revenues from the rates they charge for services or products, such as electric power services, including a $75.0 million credit extended to the Puerto Rico Electric Power Authority (“PREPA”) for fuel purchases that have priority over senior bonds and other debt. In August 2014, PREPA entered into a forbearance agreement with a group of banks, including FirstBank, to extend its maturing credit lines to March 31, 2015. As a result of the forbearance, this credit facility was classified as a TDR during the third quarter of 2014. The loan has been maintained in accrual status based on the estimated cash flow analyses performed on this noncollateral dependent loan, repayment prospects and compliance with contractual terms. Major public corporations have varying degrees of independence from the central government and many receive appropriations or other payments from the Puerto Rico’s government general fund. Debt issued by the central government can either carry the full faith, credit and taxing power of the Commonwealth of Puerto Rico or represent an obligation that is subject to annual budget appropriations.

    Furthermore, the Corporation had $133.3 million outstanding as of December 31, 2014 in financing to the hotel industry in Puerto Rico guaranteed by the Puerto Rico Tourism Development Fund (“TDF”), compared to $200.4 million as of December 31, 2013. The

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

TDF is a subsidiary of the GDB that works with private-sector financial institutions to structure financings for new hospitality projects.

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

Troubled Debt Restructurings

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans in the U.S. mainland fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of December 31, 2014, the Corporation’s total TDR loans held for investment of $694.5 million consisted of $349.8 million of residential mortgage loans, $171.9 million of commercial and industrial loans, $127.8 million of commercial mortgage loans, $12.5 million of construction loans, and $32.5 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $0.1 million as of December 31, 2014.

The Corporation’s loss mitigation programs for residential mortgage and consumer loans can provide for one or a combination of the following: movement of interest past due to the end of the loan, extension of the loan term, deferral of principal payments, and reduction of interest rates either permanently or for a period of up to four years increasing back in step-up rates. Additionally, in certain cases, the restructuring may provide for the forgiveness of contractually due principal or interest. Uncollected interest is added to the end of the loan term at the time of the restructuring and not recognized as income until collected or when the loan is paid off. These programs are available only to those borrowers who have defaulted, or are likely to default, permanently on their loan and would lose their homes in the foreclosure action absent some lender concession. Nevertheless, if the Corporation is not reasonably assured that the borrower will comply with its contractual commitment, properties are foreclosed.

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification. As of December 31, 2014, the Corporation classified an additional $9.7 million of residential mortgage loans as TDRs that were participating in or had been offered a trial modification.

    For the commercial real estate, commercial and industrial, and construction loan portfolios, at the time of a restructuring, the Corporation determines, on a loan-by-loan basis, whether a concession was granted for economic or legal reasons related to the borrower’s financial difficulty. Concessions granted for commercial loans could include: reductions in interest rates to rates that are considered below market; extension of repayment schedules and maturity dates beyond original contractual terms; waivers of borrower covenants; forgiveness of principal or interest; or other contract changes that would be considered a concession. The Corporation mitigates loan defaults for its commercial loan portfolios through its collection function. The function’s objective is to minimize both early stage delinquencies and losses upon default of commercial loans. In the case of the commercial and industrial, commercial mortgage, and construction loan portfolios, the Corporation’s Special Asset Group (“SAG”) focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of OREO.  In addition to the management of the resolution process for problem loans, the SAG oversees collection efforts for all loans to prevent migration to the non-performing and/or adversely classified status.  The SAG utilizes relationship officers, collection specialists, and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary. The SAG utilizes its collections infrastructure of workout collection officers, credit work-out specialists, in-house legal counsel, and third-party consultants. In the case of residential construction projects and large commercial loans, the function also utilizes third-party specialized consultants to monitor the residential and commercial construction projects in terms of construction, marketing and sales, and assists with the restructuring of large commercial loans.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

renewals, and restructurings are done in the normal course of business and not considered concessions, and the loans continue to be recorded as performing.

	Selected information on TDRs that includes the recorded investment by loan class and modification type is
	summarized in the following tables. This information reflects all TDRs:

		December 31, 2014
		Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Other (1)	Total
		(In thousands)
	Troubled Debt Restructurings:
	Non-FHA/VA Residential Mortgage loans	$24,850	$5,859	$283,317	$-	$35,749	$349,775
	Commercial Mortgage loans	29,881	12,737	72,493	-	12,655	127,766
	Commercial and Industrial loans	7,533	80,642	31,553	3,074	49,124	171,926
	Construction loans:
	Land	-	202	1,732	-	536	2,470
	Construction-residential	6,154	337	3,112	-	434	10,037
	Consumer loans - Auto	-	380	10,363	-	6,248	16,991
	Finance Leases	-	376	1,805	-	-	2,181
	Consumer loans - Other	37	129	10,812	443	1,886	13,307
	Total Troubled Debt Restructurings (2)	$68,455	$100,662	$415,187	$3,517	$106,632	$694,453

(1)	Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would
	be considered insignificant, payment plans under judicial stipulation, or a combination of the concessions listed in the table.

(2)	Excludes TDR held for sale amounting to $45.7 million as of December 31, 2014.

		December 31, 2013
		Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Other (1)	Total
		(In thousands)
	Troubled Debt Restructurings:
	Non-FHA/VA Residential Mortgage loans	$23,428	$6,059	$274,562	$-	$33,195	$337,244
	Commercial Mortgage loans	36,543	12,985	83,993	7	20,048	153,576
	Commercial and Industrial loans	12,099	11,341	12,835	3,122	52,554	91,951
	Construction loans:
	Land	878	2,012	1,760	-	675	5,325
	Construction-commercial	-	-	3,924	-	-	3,924
	Construction-residential	6,054	160	3,173	994	513	10,894
	Consumer loans - Auto	-	706	8,350	-	5,066	14,122
	Finance Leases	-	1,286	1,072	-	-	2,358
	Consumer loans - Other	227	256	8,638	-	1,743	10,864
	Total Troubled Debt Restructurings (2)	$79,229	$34,805	$398,307	$4,123	$113,794	$630,258

(1)	Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be
	considered insignificant, payment plans under judicial stipulation, or a combination of the concessions listed in the table above.

(2)	Excludes TDRs held for sale amounting to $45.9 million as of December 31, 2013.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table presents the Corporation's TDR activity:

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
	(In thousands)
Beginning balance of TDRs	$630,258	$941,730
New TDRs	164,108	124,424
Increases to existing TDRs - additional disbursements	1,903	2,864
Charge-offs post-modification	(43,916)	(132,595)
Sales, net of charge-offs	(4,500)	(104,915)
Foreclosures	(4,948)	(11,886)
Removed from TDR classification	-	(6,764)
TDRs transferred to held for sale	-	(129,964)
Paid-off and partial payments	(48,452)	(52,636)
Ending balance of TDRs	$694,453	$630,258

TDRs are classified as either accrual or nonaccrual loans. A loan on nonaccrual status and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Loan modifications increase the Corporation’s interest income by returning a non-performing loan to performing status, if applicable, increase cash flows by providing for payments to be made by the borrower, and avoid increases in foreclosure and OREO costs. The Corporation continues to consider a modified loan as an impaired loan for purposes of estimating the allowance for loan and lease losses. A TDR loan that specifies an interest rate that at the time of the restructuring is greater than or equal to the rate the Corporation is willing to accept for a new loan with comparable risk may not be reported as a TDR, or an impaired loan in the calendar years subsequent to the restructuring, if it is in compliance with its modified terms. The Corporation did not remove loans from the TDR classification during 2014.

	The following table provides a breakdown between accrual and nonaccrual of TDRs:

		December 31, 2014

		Accrual	Nonaccrual (1) (2)	Total TDRs
		(In thousands)
	Non-FHA/VA Residential Mortgage loans	$266,810	$82,965	$349,775
	Commercial Mortgage loans	69,374	58,392	127,766
	Commercial and Industrial loans	131,544	40,382	171,926
	Construction loans:
	Land	834	1,636	2,470
	Construction-residential	3,448	6,589	10,037
	Consumer loans - Auto	10,558	6,433	16,991
	Finance Leases	1,926	255	2,181
	Consumer loans - Other	10,146	3,161	13,307
	Total Troubled Debt Restructurings	$494,640	$199,813	$694,453

(1)	Included in nonaccrual loans are $52.8 million in loans that are performing under the terms of the restructuring agreement
	but are reported in nonaccrual status until the restructured loans meet the criteria of sustained payment performance
	under the revised terms for reinstatement to accrual status and there is no doubt about full collectability.

(2)	Excludes nonaccrual TDRs held for sale with a carrying value of $45.7 million as of December 31, 2014.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

		December 31, 2013

		Accrual	Nonaccrual (1)(2)	Total TDRs
		(In thousands)
	Non-FHA/VA Residential Mortgage loans	$263,919	$73,324	$337,243
	Commercial Mortgage loans	53,509	38,441	91,950
	Commercial and Industrial loans	84,419	69,156	153,575
	Construction loans:
	Land	1,000	4,325	5,325
	Construction-commercial	-	3,924	3,924
	Construction-residential	3,332	7,562	10,894
	Consumer loans - Auto	8,512	5,610	14,122
	Finance Leases	2,275	85	2,360
	Consumer loans - Other	8,417	2,448	10,865
	Total Troubled Debt Restructurings	$425,383	$204,875	$630,258

(1)	Included in nonaccrual loans are $95.7 million in loans that are performing under the terms of the restructuring agreement
	but are reported in nonaccrual status until the restructured loans meet the criteria of sustained payment performance
	under the revised terms for reinstatement to accrual status and there is no doubt about full collectability.

(2)	Excludes nonaccrual TDRs held for sale with a carrying value of $45.9 million as of December 31, 2013.

TDRs exclude restructured residential mortgage loans that are guaranteed by the U.S. federal government (i.e., FHA/VA loans) totaling $71.5 million. The Corporation excludes FHA/VA guaranteed loans from TDRs given that, in the event that the borrower defaults on the loan, the principal and interest (debenture rate) are guaranteed by the U.S. government; therefore, the risk of loss on these types of loans is very low. The Corporation does not consider loans with U.S. federal government guarantees to be impaired loans for the purpose of calculating the allowance for loan and lease losses.

Loan modifications that are considered TDRs completed during 2014 and 2013 were as follows:

	Year ended December 31, 2014
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
	(In thousands)
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	291	$40,166	$39,194
Commercial Mortgage loans	9	2,853	2,855
Commercial and Industrial loans	17	105,372	105,110
Construction loans:
Land	6	257	219
Construction-residential	-	-	-
Consumer loans - Auto	602	8,903	8,748
Finance Leases	45	953	800
Consumer loans - Other	1,492	7,240	7,182
Total Troubled Debt Restructurings	2,462	$165,744	$164,108

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Year ended December 31, 2013
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
	(In thousands)
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	17	$6,000	$6,161
Commercial Mortgage loans	27	79,531	53,525
Commercial and Industrial loans	-	-	-
Construction loans:
Land	-	-	-
Construction-commercial	1	195	195
Construction-residential	557	7,582	7,582
Consumer loans - Auto	75	1,435	1,435
Finance Leases	1,452	6,518	6,518
Consumer loans - Other	2,428	149,783	124,424
Total Troubled Debt Restructurings	4,557	$251,044	$199,840

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

Loan modifications considered TDRs that defaulted during the years ended December 31, 2014 and 2013, and had become TDRs during the 12 months preceding the default date were as follows:

	Year ended December 31,
	2014		2013
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
	(In thousands)
Non-FHA/VA Residential Mortgage loans	55	$8,087	81	$13,415
Commercial Mortgage loans	2	4,604	1	46,102
Commercial and Industrial loans	2	1,537	2	3,829
Construction loans
Land	1	46	2	66
Construction-residential	-	-	1	186
Consumer loans - Auto	45	697	9	86
Finance Leases	241	989	40	219
Consumer loans - Other	6	115	3	38
Total	352	$16,075	139	$63,941

For certain TDRs, the Corporation splits the loans into two new notes, A and B notes. The A note is restructured to comply with the Corporation’s lending standards at current market rates, and is tailored to suit the customer’s ability to make timely interest and principal payments. The B note includes the granting of the concession to the borrower and varies by situation. The B note is charged off but the borrower’s obligation is not forgiven, and any payments collected are accounted for as recoveries. At the time of the restructuring, the A note is identified and classified as a TDR. If the loan performs for at least six months according to the modified terms, the A note may be returned to accrual status. The borrower’s payment performance prior to the restructuring is included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring. In the periods following the calendar year in which a loan is restructured, the A note may no longer be reported as a TDR if it is on accrual status, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the restructuring).

The recorded investment in loans held for investment restructured using the A/B note restructure workout strategy was approximately $46.0 million and $78.3 million at December 31, 2014 and 2013, respectively. The following table provides additional information about the volume of this type of loan restructuring and the effect on the allowance for loan and lease losses in 2014 and 2013:

(In thousands)	December 31, 2014	December 31, 2013
Principal balance deemed collectible at end of year	$46,032	$78,342
Amount (recovered) charged off	$(7,501)	$20,889
(Reductions) to the provision for loan losses	$(8,341)	$(4,084)
Allowance for loan losses at end of year	$731	$1,436

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Of the loans comprising the $46.0 million that has been deemed to be collectible as of December 31, 2014, approximately $44.3 million was placed in accrual status as the borrowers have exhibited a period of sustained performance. These loans continue to be individually evaluated for impairment purposes.

NOTE 8 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The changes in the allowance for loan and lease losses were as follows:

	Residential	Commercial	Commercial and	Construction	Consumer
Year Ended December 31, 2014	Mortgage Loans	Mortgage Loans	Industrial Loans	Loans	Loans	Total
	(In thousands)
Allowance for loan and lease losses:
Beginning balance	$33,110	$73,138	$85,295	$35,814	$58,501	$285,858
Charge-offs	(24,345)	(25,807)	(61,935)	(11,533)	(76,696)	(200,316)
Recoveries	1,049	10,639	3,680	6,049	5,906	27,323
Provision (release)	17,487	(7,076)	36,681	(17,508)	79,946	109,530
Ending balance	$27,301	$50,894	$63,721	$12,822	$67,657	$222,395
Ending balance: specific reserve for impaired loans	$10,854	$14,289	$21,314	$2,577	$6,171	$55,205
Ending balance: purchased credit-impaired loans	$-	$-	$-	$-	$-	$-
Ending balance: general allowance	$16,447	$36,605	$42,407	$10,245	$61,486	$167,190
Loans held for investment:
Ending balance	$3,011,187	$1,665,787	$2,479,437	$123,480	$1,982,545	$9,262,436
Ending balance: impaired loans	$424,244	$210,738	$236,371	$39,467	$34,587	$945,407
Ending balance: purchased credit-impaired
loans	$98,494	$3,393	$-	$-	$717	$102,604
Ending balance: loans with general
allowance	$2,488,449	$1,451,656	$2,243,066	$84,013	$1,947,241	$8,214,425

	Residential	Commercial	Commercial and	Construction	Consumer
Year Ended December 31, 2013	Mortgage Loans	Mortgage Loans	Industrial Loans	Loans	Loans	Total
	(In thousands)
Allowance for loan and lease losses:
Beginning balance	$68,354	$97,692	$146,900	$61,600	$60,868	$435,414
Charge-offs	(30,192)	(27,400)	(65,171)	(30,539)	(63,108)	(216,410)
Charge-offs related to bulk sales	(98,972)	(40,057)	(44,678)	(12,784)	-	(196,491)
Recoveries	1,165	4,855	4,636	2,076	6,862	19,594
Provision	92,755	27,357	53,048	16,712	53,879	243,751
Reclassification (1)	-	10,691	(9,440)	(1,251)	-	-
Ending balance	$33,110	$73,138	$85,295	$35,814	$58,501	$285,858
Ending balance: specific reserve for impaired loans	$18,125	$32,189	$26,686	$22,144	$3,457	$102,601
Ending balance: purchased credit-impaired loans	$-	$-	$-	$-	$-	$-
Ending balance: general allowance	$14,985	$40,949	$58,609	$13,670	$55,044	$183,257
Loans held for investment:
Ending balance	$2,549,008	$1,823,608	$3,028,322	$168,713	$2,066,519	$9,636,170
Ending balance: impaired loans	$410,994	$219,372	$187,104	$72,717	$28,925	$919,112
Ending balance: purchased credit-impaired
loans	$-	$-	$-	$-	$4,791	$4,791
Ending balance: loans with general allowance	$2,138,014	$1,604,236	$2,841,218	$95,996	$2,032,803	$8,712,267

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

   Refer to Note 1, Nature of Business and Summary of Significant Accounting Policies – Allowance for loans and lease losses, for additional information about certain enhancements to the general allowance estimation process for commercial and consumer loans made in 2014.

The bulk sale of approximately $217.7 million of adversely classified assets, mainly commercial loans, completed in the first quarter of 2013 resulted in charge-offs of approximately $98.5 million. In determining the historical loss rate for the computation of

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

the general reserve for commercial loans, the Corporation includes the portion of these charge-offs that was related to the acceleration of previously reserved credit losses amounting to approximately $39.9 million.  The Corporation considered that the portion not deemed to be credit-related was not indicative of the ultimate losses that may have occurred had the assets been resolved on an individual basis, over time and not in a steeply discounted bulk sale. A transaction, such as this one, entered into to expedite the reduction of non-performing and adversely classified assets, can result in charge-offs that are not reflective of true credit-related charge-off-history since there is a component related to the discounted value realized on a bulk sale basis. Accordingly, the Corporation concluded that it is reasonable to exclude the component related to the discounted value from its historical charge-off analysis used in estimating its allowance for loan losses.

As of December 31, 2014, the Corporation maintained a $0.2 million reserve for unfunded loan commitments mainly related to outstanding construction and commercial and industrial loan commitments. The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments to borrowers that are experiencing financial difficulties at the balance sheet date. It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statements of financial condition.

NOTE 9 – LOANS HELD FOR SALE

The Corporation’s loans held-for-sale portfolio was composed of:

	December 31,
	2014	2013
	(In thousands)
Residential mortgage loans	$22,315	$21,168
Construction loans	47,802	47,802
Commercial mortgage loans	6,839	6,999
Total	$76,956	$75,969

  Non-performing loans held for sale totaled $54.6 million ($6.8 million commercial mortgage and $47.8 million construction loans) as of December 31, 2014 and $54.8 million ($7.0 million commercial mortgage and $47.8 million construction loans) as of December 31, 2013. The Corporation continues to seek to resolve and dispose of its non-performing commercial and construction loans held for sale.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 10 – RELATED-PARTY TRANSACTIONS

The Corporation granted loans to its directors, executive officers, and certain related individuals or entities in the ordinary course of business. The movement and balance of these loans were as follows:

Amount
(In thousands)
Balance at December 31, 2012	$4,093

New loans	51
Payments	(750)
Other changes	(1,999)
Balance at December 31, 2013	1,395

New loans	61
Payments	(133)
Other changes	10
Balance at December 31, 2014	$1,333

These loans do not involve more than normal risk of collectability and management considers that they present terms that are no more favorable than those that would have been obtained if the transactions had been with unrelated parties.  The amounts reported as other changes include changes in the status of those who are considered related parties, which, for 2014, was mainly related to an addition of one new director and the resignation of one executive officer, and for 2013, was mainly due to the resignation of one independent director of the Corporation.

From time to time, the Corporation, in the ordinary course of its business, obtains services from related parties or makes contributions to non-profit organizations that have some association with the Corporation. Management believes the terms of such arrangements are consistent with arrangements entered into with independent third parties.

NOTE 11 – PREMISES AND EQUIPMENT

Premises and equipment comprise:

	Useful Life In Years	As of December 31,
		2014	2013
		(Dollars in thousands)

Buildings and improvements	10-35	$140,592	$141,836
Leasehold improvements	1-10	63,065	57,833
Furniture and equipment	2-10	161,865	147,640
		365,522	347,309

Accumulated depreciation		(232,272)	(216,170)

		133,250	131,139
Land		25,655	25,655
Projects in progress		8,021	10,152
Total premises and equipment, net		$166,926	$166,946

Depreciation and amortization expense amounted to $21.0 million, $24.0 million, and $24.2 million for the years ended December 31, 2014, 2013, and 2012, respectively. During 2013, the Corporation reclassified at fair value approximately $2.2 million to other assets held for sale certain fixed assets no longer being used for operations after the consolidation of certain bank branches. This resulted in a charge of $0.5 million recorded as part of “other non-interest income” on the statement of income (loss).

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 12 – GOODWILL AND OTHER INTANGIBLES

Goodwill as of December 31, 2014 and 2013 amounted to $28.1 million, recognized as part of “Other Assets” in the consolidated statement of financial condition. The Corporation conducted its annual evaluation of goodwill and other intangibles during the fourth quarter of 2014. The Corporation’s goodwill is related to the acquisition of FirstBank Florida in 2005.

The Corporation bypassed the qualitative assessment in 2014 and proceeded directly to perform the first step of the two-step goodwill impairment test. The Step 1 evaluation of goodwill allocated to the Florida reporting unit under both valuation approaches (market and discounted cash flow analysis) indicated that the fair value of the unit was above the carrying amount of its equity book value as of the valuation date (October 1); therefore, the completion of the Step 2 was not required. Based on the analysis under both the market and discounted cash flow analysis, the estimated fair value of equity of the reporting unit exceeded the carrying amount of the entity, including goodwill at the evaluation date. Goodwill was not impaired as of December 31, 2014 or 2013, nor was any goodwill written off due to impairment during 2014, 2013, and 2012.

In connection with the acquisition of the FirstBank-branded credit card loan portfolio, in the second quarter of 2012, the Corporation recognized a purchased credit card relationship intangible of $24.5 million, which is being amortized over the next seven years on an accelerated basis based on the estimated attrition rate of the purchased credit card accounts, which reflects the pattern in which the economic benefits of the intangible asset are consumed. These benefits are consumed as the revenue stream generated by the cardholder relationship is realized.

The following table shows the gross amount and accumulated amortization of the Corporation’s intangible assets recognized as part of Other Assets in the consolidated statement of financial condition:
	As of	As of
	December 31,	December 31,
	2014	2013
	(Dollars in thousands)
Core deposit intangible:
Gross amount	$45,844	$45,844
Accumulated amortization	(40,424)	(38,863)
Net carrying amount	$5,420	$6,981

Remaining amortization period	8.4 years	9.8 years

Purchased credit card relationship intangible:
Gross amount	$24,465	$24,465
Accumulated amortization	(8,076)	(4,678)
Net carrying amount	$16,389	$19,787

Remaining amortization period	6.9 years	8.0 years

The following table presents the estimated aggregate annual amortization expense for intangible assets:
Amount
(In thousands)
2015	$4,439
2016	4,157
2017	3,595
2018	2,711
2019 and after	6,907

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

    Below is a summary of transfers of financial assets to VIEs for which the Corporation has retained some level of continuing involvement:

GNMA

The Corporation typically transfers first lien residential mortgage loans in conjunction with GNMA securitization transactions in which the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by the issuer and, as such, under seller/servicer agreements, the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of December 31, 2014, the Corporation serviced loans securitized through GNMA with a principal balance of $1.1 billion.

Trust Preferred Securities

In 2004, FBP Statutory Trust I, a financing subsidiary of the Corporation, sold to institutional investors $100 million of its variable rate trust-preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.1 million of FBP Statutory Trust I variable rate common securities, were used by FBP Statutory Trust I to purchase $103.1 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. Also in 2004, FBP Statutory Trust II, a statutory trust that is wholly owned by the Corporation, sold to institutional investors $125 million of its variable rate trust-preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.9 million of FBP Statutory Trust II variable rate common securities, were used by FBP Statutory Trust II to purchase $128.9 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. The debentures are presented in the Corporation’s consolidated statement of financial condition as Other Borrowings, net of related issuance costs. The variable rate trust-preferred securities are fully and unconditionally guaranteed by the Corporation. The $100 million Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and the $125 million issued in September 2004 mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Deferrable Debentures may be shortened (such shortening would result in a mandatory redemption of the variable rate trust-preferred securities). The trust-preferred securities, subject to certain limitations, qualify as Tier I regulatory capital under current applicable rules and regulations. The Collins Amendment of the Dodd-Frank Wall Street Reform and Consumer Protection Act eliminates certain trust-preferred securities from Tier 1 Capital. Bank Holding Companies, such as the Corporation, must fully phase out these instruments from Tier 1 capital by January 1, 2016 (25% allowed in 2015 and 0% in 2016); however, these instruments may remain in Tier 2 capital until the instruments are redeemed or mature. The Corporation has elected to defer the interest payments that were due on quarterly periods since March 2012. The aggregate amount of payments deferred and accrued approximates $21.9 million as of December 31, 2014. Under the indentures, the Corporation has the right, from time to time, and without causing an event of default, to defer payments of interest on the subordinated debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. Future interest payments are subject to the Federal Reserve approval.

Grantor Trusts

During 2004 and 2005, a third party to the Corporation, from now on identified as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates. The seller initially provided the servicing for a fee, which is senior to the obligations to pay trust certificate holders. The seller then entered into a sales agreement through which it sold and issued the trust certificates in favor of the Corporation’s banking subsidiary. Currently, the Bank is the sole owner of the trust certificates; the servicing of the underlying residential mortgages that generate the principal and interest cash flows is performed by another third party, which receives a servicing fee. The securities are variable rate securities indexed to 90-day LIBOR plus a spread. The principal payments from the underlying loans are remitted to a paying agent (servicer) who then remits interest to the Bank; interest income is shared to a certain extent with the FDIC, which has an interest only strip (“IO”) tied to the cash flows of the underlying loans and is entitled to receive the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to the weighted average coupon of the securities. The FDIC became the owner of the IO upon the intervention of the seller, a failed financial institution. No recourse agreement exists and the risks from losses on non accruing loans and repossessed collateral are absorbed by the Bank as the sole holder of the certificates.  As of December 31, 2014,

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

the amortized balance and carrying value of the Grantor Trusts amounted to $45.7 million and $33.5 million, respectively, with a weighted average yield of 2.17%.

Investment in unconsolidated entity

   On February 16, 2011, FirstBank sold an asset portfolio consisting of performing and non-performing construction, commercial mortgage and commercial and industrial loans with an aggregate book value of $269.3 million to CPG/GS, an entity organized under the laws of the Commonwealth of Puerto Rico and majority owned by PRLP Ventures LLC ("PRLP"), a company created by Goldman, Sachs & Co. and Caribbean Property Group.  In connection with the sale, the Corporation received $88.5 million in cash and a 35% interest in CPG/GS, and made a loan in the amount of $136.1 million representing seller financing provided by FirstBank. The loan has a seven-year maturity and bears variable interest at 30-day LIBOR plus 300 basis points and is secured by a pledge of all of the acquiring entity's assets as well as the PRLP's 65% ownership interest in CPG/GS. As of December 31, 2014, the carrying amount of the loan was $25.2 million, which was included in the Corporation's Commercial and Industrial loans held for investment portfolio. FirstBank’s equity interest in CPG/GS is accounted for under the equity method and included as part of Investment in unconsolidated entity in the Consolidated Statements of Financial Condition. When applying the equity method, the Bank follows the HLBV method to determine its share in CPG/GS’s earnings or loss. Under HLBV, the Bank determines its share in CPG/GS’s earnings or loss by determining the difference between its “claim on CPG/GS’s book value” at the end of the period as compared to the beginning of the period. This claim is calculated as the amount the Bank would receive if CPG/GS were to liquidate all of its assets at recorded amounts determined in accordance with GAAP and distribute the resulting cash to the investors, PRLP and FirstBank, according to their respective priorities as provided in the contractual agreement. The Bank reports its share of CPG/GS’s operating results on a one-quarter lag basis. In addition, as a result of using HLBV, the difference between the Bank’s investment in CPG/GS and its claim on the book value of CPG/GS at the date of the investment, known as the basis difference, is amortized over the estimated life of the investment, or five years. CPG/GS records its loans receivable under the fair value option. Equity in loss of unconsolidated entity for the year ended December 31, 2014 of $7.3 million includes $1.8 million related to the amortization of the basis differential, compared to equity in loss of unconsolidated entity of $16.7 million for 2013. The loss recorded in 2014 reduced to zero the carrying amount of the Bank’s investment in CPG/GS. No negative investment needs to be reported as the Bank has no legal obligation or commitment to provide further financial support to this entity; thus, no further losses will be recorded on this investment. Any potential increase in the carrying value of the investment in CPG/GS, under the HLBV method, would depend upon how better off the Bank is at the end of the period than it was at the beginning of the period after the waterfall calculation performed to determine the amount of gain allocated to the investors.

FirstBank also provided an $80 million advance facility to CPG/GS to fund unfunded commitments and costs to complete projects under construction, which was fully disbursed in 2011, and a $20 million working capital line of credit to fund certain expenses of CPG/GS. During 2013, the working capital line of credit was renewed and reduced to $7 million for a period of two years expiring September 2015. During 2012, CPG/GS repaid the outstanding balance of the advance facility to fund unfunded commitments, and the funds became available for redrawal under a one-time revolver agreement. These loans bear variable interest at 30-day LIBOR plus 300 basis points. As of December 31, 2014, the carrying value of the revolver agreement and working capital line were $30.4 million and $0, respectively, which was included in the Corporation's commercial and industrial loans held for investment portfolio.

Cash proceeds received by CPG/GS are first used to cover operating expenses and debt service payments, including the note receivable, the advanced facility, and the working capital line, described above, which must be substantially repaid before proceeds can be used for other purposes, including the return of capital to both PRLP and FirstBank. FirstBank will not receive any return on its equity interest until PRLP receives an aggregate amount equivalent to its initial investment and a priority return of at least 12%, resulting in FirstBank’s interest in CPG/GS being subordinate to PRLP’s interest. CPG/GS will then begin to make payments pro rata to PRLP and FirstBank, 35% and 65%, respectively, until FirstBank has achieved a 12% return on its invested capital and the aggregate amount of distributions is equal to FirstBank’s capital contributions to CPG/GS.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

	The changes in servicing assets are shown below:

		Year Ended December 31,
		2014	2013	2012
		(In thousands)
	Balance at beginning of year	$21,987	$17,524	$15,226
	Capitalization of servicing assets	4,321	7,649	6,348
	Amortization	(3,156)	(3,289)	(3,014)
	Adjustment to fair value	(228)	460	(394)
	Other (1)	(86)	(357)	(642)
	Balance at end of year	$22,838	$21,987	$17,524

(1)	Amount represents the adjustment to fair value related to the repurchase of loans serviced for others.

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

Changes in the impairment allowance related to servicing assets were as follows:

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Balance at beginning of year	$212	$672	$2,725
Temporary impairment charges	343	277	763
OTTI of servicing assets	(385)	-	(2,447)
Recoveries	(115)	(737)	(369)
Balance at end of year	$55	$212	$672

The components of net servicing income are shown below:

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Servicing fees	$6,999	$7,164	$5,650
Late charges and prepayment penalties	695	701	642
Adjustment for loans repurchased	(86)	(357)	(642)
Other (1)	(1,253)	(407)	-
Servicing income, gross	6,355	7,101	5,650
Amortization and impairment of servicing assets	(3,384)	(2,829)	(3,408)
Servicing income, net	$2,971	$4,272	$2,242

(1) Mainly consisted of compensatory fees imposed by GSEs and losses related to representations and warranties.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Corporation’s servicing assets are subject to prepayment and interest rate risks. Key economic assumptions used in determining the fair value at the time of sale ranged as follows:

	Maximum	Minimum
2014:
Constant prepayment rate:
Government-guaranteed mortgage loans	9.6%	9.1%
Conventional conforming mortgage loans	9.4%	8.9%
Conventional non-conforming mortgage loans	14.0%	12.7%
Discount rate:
Government-guaranteed mortgage loans	11.5%	11.5%
Conventional conforming mortgage loans	9.5%	9.5%
Conventional non-conforming mortgage loans	13.9%	13.8%

2013:
Constant prepayment rate:
Government-guaranteed mortgage loans	10.5%	8.9%
Conventional conforming mortgage loans	10.9%	8.7%
Conventional non-conforming mortgage loans	14.3%	12.3%
Discount rate:
Government-guaranteed mortgage loans	12.0%	11.5%
Conventional conforming mortgage loans	10.0%	9.5%
Conventional non-conforming mortgage loans	14.3%	13.8%

2012:
Constant prepayment rate:
Government-guaranteed mortgage loans	12.4%	11.6%
Conventional conforming mortgage loans	12.8%	12.3%
Conventional non-conforming mortgage loans	13.8%	13.3%
Discount rate:
Government-guaranteed mortgage loans	12.0%	12.0%
Conventional conforming mortgage loans	10.0%	10.0%
Conventional non-conforming mortgage loans	14.3%	14.3%

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     At December 31, 2014, fair values of the Corporation’s servicing assets were based on a valuation model that incorporates market driven assumptions regarding discount rates and mortgage prepayment rates, adjusted by the particular characteristics of the Corporation’s servicing portfolio. The weighted-averages of the key economic assumptions used by the Corporation in its valuation model and the sensitivity of the current fair value to immediate 10% and 20% adverse changes in those assumptions for mortgage loans as of December 31, 2014 were as follows:

(Dollars in thousands)
Carrying amount of servicing assets	$22,838
Fair value	$24,932
Weighted average expected life (in years)	8.85

Constant prepayment rate (weighted average annual rate)	9.74%
Decrease in fair value due to 10% adverse change	$936
Decrease in fair value due to 20% adverse change	$1,813

Discount rate (weighted average annual rate)	10.60%
Decrease in fair value due to 10% adverse change	$1,037
Decrease in fair value due to 20% adverse change	$1,996

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

NOTE 14 – DEPOSITS AND RELATED INTEREST

The following table summarizes deposit balances:
	December 31,
	2014	2013
	(In thousands)

Type of account and interest rate:
Non-interest-bearing checking accounts	$900,616	$851,212
Savings accounts - 0.05% to 0.85% (2013- 0.20% to 1.00%)	2,450,484	2,334,831
Interest-bearing checking accounts - 0.10% to 1.06%
(2013- 0.25% to 1.06%)	1,054,136	1,167,480
Certificates of deposit- 0.10% to 5.05% (2013- 0.10% to 5.05%)	2,191,663	2,384,378
Brokered certificates of deposit- 0.20% to 4.70% (2013- 0.45% to 4.94%)	2,887,046	3,142,023
	$9,483,945	$9,879,924

The weighted average interest rate on total interest-bearing deposits as of December 31, 2014 and 2013 was 0.82% and 0.93%, respectively.

As of December 31, 2014, the aggregate amount of overdrafts in demand deposits that were reclassified as loans amounted to $0.8 million (2013 — $2.6 million).

The following table presents a summary of CDs, including brokered CDs, with a remaining term of more than one year as of December 31, 2014:
Total
(In thousands)

Over one year to two years	$1,304,563
Over two years to three years	326,771
Over three years to four years	133,303
Over four years to five years	45,670
Over five years	36,256
Total	$1,846,563

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     As of December 31, 2014, CDs in denominations of $100,000 or higher amounted to $4.3 billion (2013 — $4.7 billion) including brokered CDs of $2.9 billion (2013 — $3.1 billion) at a weighted average cost of 0.77% (2013 — 0.97%) issued to deposit brokers in the form of large ($100,000 or more) certificates of deposit that are generally participated out by brokers in shares of less than $100,000.  As of December 31, 2014, unamortized broker placement fees amounted to $6.1 million (2013— $9.1 million), which are amortized over the contractual maturity of the brokered CDs under the interest method.

Brokered CD's mature as follows:

December 31,
2014
(In thousands)

One to ninety days	$361,594
Over ninety days to one year	1,473,840
One to three years	956,783
Three to five years	58,795
Over five years	36,034
Total	$2,887,046

As of December 31, 2014, deposit accounts issued to government agencies with a carrying value of $400.7 million (2013 — $705.8 million) were collateralized by securities and loans with an amortized cost of $634.0 million (2013 — $784.0 million) and an estimated market value of $624.8 million (2013 — $761.9 million). As of December 31, 2014, the Corporation had $227.4 million of government deposits in Puerto Rico (2013- $546.5 million) and $173.3 million in the Virgin Islands (2013- $159.3 million).

In 2014, Act 24-2014 was approved by the Puerto Rico Legislature, seeking to further strengthen the liquidity of the GDB and the GDB’s oversight of public funds. As anticipated, certain public corporations and agencies withdrew from First Bank approximately $341.6 million during the second quarter of 2014.

A table showing interest expense on deposits follows:
	Year Ended December 31,
	2014	2013	2012
		(In thousands)
Interest-bearing checking accounts	$6,446	$8,419	$9,421
Savings	15,416	15,852	17,382
Certificates of deposit	26,371	29,264	34,602
Brokered certificates of deposit	29,894	38,252	66,854
Total	$78,127	$91,787	$128,259

The interest expense on deposits includes the amortization of broker placement fees related to brokered CDs amounting to $6.7 million, $7.9 million, and $9.9 million for 2014, 2013, and 2012, respectively.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 15 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

   Securities sold under agreements to repurchase (repurchase agreements) consist of the following:

		December, 31
		2014	2013
		(Dollars in thousands)

	Repurchase agreements, interest ranging from 2.45% to 4.50%
	(December 31, 2013: 2.45% to 3.32%) (1)	$900,000	$900,000

(1)	As of December 31, 2014, includes $800 million with an average rate of 3.30%, and that lenders have the right to call before their contractual maturities
	at various dates beginning on January 9, 2015. Subsequent to December 31, 2014, no lender has exercised its call option on repurchase agreements.
	In addition, $500 million of the $900 million is tied to variable rates.

The weighted average interest rates on repurchase agreements as of December 31, 2014 and 2013 were 3.24% and 2.83%, respectively. Accrued interest payable on repurchase agreements amounted to $5.2 million and $4.5 million as of December 31, 2014 and 2013, respectively.

Repurchase agreements mature as follows:

December 31, 2014
(In thousands)

Over one year to three years	$700,000
Three to five years	200,000
Total	$900,000

The following securities were sold under agreements to repurchase:

	December 31, 2014
	Amortized		Approximate	Weighted
	Cost of		Fair Value	Average
	Underlying	Balance of	of Underlying	Interest Rate
Underlying Securities	Securities	Borrowing	Securities	of Security
	(In thousands)

U.S. government-sponsored agencies	$170,495	$150,051	$166,320	1.27%
Mortgage-backed securities	852,132	749,949	859,646	2.53%

Total	$1,022,627	$900,000	$1,025,966

Accrued interest receivable	$2,846

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	December 31, 2013
	Amortized		Approximate	Weighted
	Cost of		Fair Value	Average
	Underlying	Balance of	of Underlying	Interest Rate
Underlying Securities	Securities	Borrowing	Securities	of Security
	(In thousands)

U.S. government-sponsored agencies	$212,218	$178,360	$198,968	1.31%
Mortgage-backed securities	858,626	721,640	843,514	2.59%

Total	$1,070,844	$900,000	$1,042,482

Accrued interest receivable	$2,925

The maximum aggregate balance outstanding at any month-end during 2014 was $900 million (2013 — $900 million). The average balance during 2014 was $900 million (2013 — $900 million). The weighted-average interest rate during 2014 and 2013 was 3.00% and 2.88%, respectively.

As of December 31, 2014 and 2013, the securities underlying such agreements were delivered to the dealers with which the repurchase agreements were transacted.

Repurchase agreements as of December 31, 2014, grouped by counterparty, were as follows:

(Dollars in thousands)		Weighted Average
Counterparty	Amount	Maturity (In Months)

Citigroup Global Markets	$300,000	22
JP Morgan Chase	200,000	26
Dean Witter / Morgan Stanley	100,000	34
Credit Suisse First Boston	300,000	36
	$900,000

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 16 – ADVANCES FROM THE FEDERAL HOME LOAN BANK (FHLB)

The following is a summary of the advances from the FHLB:

	December 31,	December 31,
	2014	2013

	(In thousands)

Fixed-rate advances from FHLB, with a weighted average
interest rate of 1.17% (December 31, 2013 - 1.11%)	$325,000	$300,000

Advances from FHLB mature as follows:

December 31,
2014
(In thousands)

Over one to three years	$300,000
Three to four years	25,000
Total	$325,000

Advances are received from the FHLB under an Advances, Collateral Pledge, and Security Agreement (the “Collateral Agreement”). Under the Collateral Agreement, the Corporation is required to maintain a minimum amount of qualifying mortgage collateral with a market value of generally 125% or higher than the outstanding advances. As of December 31, 2014, the estimated value of specific mortgage loans pledged as collateral amounted to $812.6 million (2013 — $764.6 million), as computed by the FHLB for collateral purposes. The carrying value of such loans as of December 31, 2014 amounted to $1.1 billion (2013 — $988.0 million). As of December 31, 2014, the Corporation had additional capacity of approximately $487.6 million on this credit facility based on collateral pledged at the FHLB, including a haircut reflecting the perceived risk associated with the collateral. Haircut refers to the percentage by which an asset’s market value is reduced for the purpose of collateral levels. Advances may be repaid prior to maturity, in whole or in part, at the option of the borrower upon payment of any applicable fee specified in the contract governing such advance. In calculating the fee, due consideration is given to (i) all relevant factors, including but not limited to, any and all applicable costs of repurchasing and/or prepaying any associated liabilities and/or hedges entered into with respect to the applicable advance; (ii) the financial characteristics, in their entirety, of the advance being prepaid; and (iii), in the case of adjustable-rate advances, the expected future earnings of the replacement borrowing as long as the replacement borrowing is at least equal to the original advance’s par amount and the replacement borrowing’s tenor is at least equal to the remaining maturity of the prepaid advance.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 17 – OTHER BORROWINGS

 Other borrowings consist of:

	December 31,	December 31,
	2014	2013
	(In thousands)
Junior subordinated debentures due in 2034,
interest-bearing at a floating rate of 2.75%
over 3-month LIBOR (2.99% as of December 31, 2014
and December 31, 2013)	$103,093	$103,093

Junior subordinated debentures due in 2034,
interest-bearing at a floating rate of 2.50%
over 3-month LIBOR (2.75% as of December 31, 2014
and December 31, 2013)	128,866	128,866
	$231,959	$231,959

NOTE 18 – EARNINGS PER COMMON SHARE

The calculation of earnings (losses) per common share for the years ended December 31, 2014, 2013, and 2012 are as follows:

	Year Ended December 31,

	2014	2013	2012
	(In thousands, except per share information)
Net income (loss)	$392,287	$(164,487)	$29,782
Favorable impact from issuing common stock in exchange for
Series A through E preferred stock (1)	1,659	-	-
Net income (loss) attributable to common stockholders	393,946	(164,487)	29,782
Weighted Average Shares:
Average common shares outstanding	208,752	205,542	205,366
Average potential dilutive common shares	1,788	-	462
Average common shares outstanding - assuming dilution	210,540	205,542	205,828

Basic earnings (loss) per common share	$1.89	$(0.80)	$0.15

Diluted earnings (loss) per common share	$1.87	$(0.80)	$0.14

____________
(1)	Excess of carrying amount of the Series A through E preferred stock exchanged over the fair value of new common shares issued in 2014.

Earnings (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares issued and outstanding. Net income (loss) attributable to common stockholders represents net income (loss) adjusted for any preferred stock dividends, including any dividends declared, and any cumulative dividends related to the current dividend period that have not been declared as of the end of the period. For 2014, net income attributable to common stockholders also includes the one-time effect to retained earnings of the issuance of common stock in exchange for Series A through E preferred stock. These transactions are discussed in Note 20 to the consolidated financial statements. Basic weighted average common shares outstanding exclude unvested shares of restricted stock.

Potential common shares consist of common stock issuable under the assumed exercise of stock options, unvested shares of restricted stock, and outstanding warrants using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from the exercise, in addition to the amount of compensation cost attributable to future services, are used to purchase common stock at the exercise date. The difference between the numbers of potential shares issued and potential shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options, unvested shares of restricted stock, and outstanding warrants that result in lower potential shares issued than potential shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share. Stock options not included in the computation of outstanding shares because they were antidilutive amounted to 82,575; 101,435, and 113,158 for the years ended December 31, 2014, 2013, and 2012, respectively. Warrants outstanding to purchase 1,285,899 shares of common stock and 1,411,185 unvested shares of restricted stock

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

were excluded from the computation of diluted earnings per share for the year 2013 because the Corporation reported a net loss attributable to common stockholders for the period and their inclusion would have an antidilutive effect.

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

The activity of stock options granted under the 1997 stock option plan for the year ended December 31, 2014 is set forth below:

			Weighted Average	Aggregate
			Remaining	Intrinsic
	Number of	Weighted Average	Contractual Term	Value
	Options	Exercise Price	(Years)	(In thousands)

Beginning of year	101,435	$206.95
Options expired	(12,795)	321.75
Options cancelled	(6,065)	226.15
End of year outstanding and exercisable	82,575	$187.75	1.4	$-

      On April 29, 2008, the Corporation’s stockholders approved the First Bancorp 2008 Omnibus Incentive Plan, (the “Omnibus Plan”). The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards.  The Omnibus Plan authorizes the issuance of up to 8,169,807 shares of common stock, subject to adjustments for stock splits, reorganizations and other similar events.  The Corporation’s Board of Directors, upon receiving the relevant recommendation of the Compensation Committee, has the power and authority to determine those eligible to receive awards and to establish the terms and conditions of any awards, subject to various limits and vesting restrictions that apply to individual and aggregate awards.

       Under the Omnibus Plan, during 2014, 379,573 shares of restricted stock were awarded to the Corporation’s independent directors subject to vesting periods that range from 1 to 5 years. In addition, during 2014, the Corporation issued 840,138 shares of restricted stock that will vest based on the employees’ continued service with the Corporation. Fifty percent (50%) of those shares vest in two years from the grant date and the remaining 50% vest in three years from the grant date. Included in those 840,138 shares of restricted stock are 653,138 shares granted to certain senior officers consistent with the requirements of the Troubled Asset Relief Program (“TARP”) Interim Final Rule, which permit TARP recipients to grant “long-term restricted stock” without violating the prohibition on paying or accruing a bonus payment if it satisfies the following  requirements: (i) the value of the grant may not exceed one-third of the amount of the employee’s annual compensation, (ii) no portion of the grant may vest before two years after the grant date, and (iii) the grant must be subject to a further restriction on transfer or payment as described below. Specifically, the stock that has otherwise vested may not become transferable at any time earlier than as permitted under the schedule set forth by TARP, which is based on the repayment in 25% increments of the aggregate financial assistance received from the U.S. Treasury. Hence, notwithstanding the vesting period mentioned above, the employees covered by TARP are restricted from transferring the shares. The U.S. Treasury confirmed that, effective March 2014, it has recovered more than a 25% of its investment on First Bancorp. Therefore, the restriction on transfer relating to 25% of the shares granted under TARP requirements was released.

      The fair value of the shares of restricted stock granted in 2014 was based on the market price of the Corporation’s outstanding common stock on the date of the grant. For the 653,138 shares of restricted stock granted under the TARP requirements, the market price was discounted due to the postvesting transfer restrictions. For purposes of computing the discount, the Corporation estimated an appreciation of 16% in the value of the common stock using the Capital Asset Pricing Model as a basis of what would be a market participant’s expected return on the Corporation’s stock and assumed that the U.S. Treasury would hold its outstanding common stock of the Corporation for two years, resulting in a fair value of $2.63 for restricted shares granted under the TARP requirements. Also, the Corporation used empirical data to estimate employee termination; separate groups of employees that have similar historical exercise behavior were considered separately for valuation purposes.

The following table summarizes the restricted stock activity in 2014 under the Omnibus Plan for both executive officers covered by the TARP requirements and other employees as well as for the independent directors:

	2014
	Number of	Weighted
	shares of	Average
	restricted	Grant Date
	stock	Fair Value

Non-vested shares at beginning of year	1,411,185	$3.04
Granted	1,219,711	3.75
Forfeited	(40,090)	3.53
Vested	(263,650)	3.31
Non-vested shares at end of year	2,327,156	$3.39

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     For the years ended December 31, 2014, 2013 and 2012, the Corporation recognized $2.6 million, $1.6 million and $0.9 million, respectively, of stock-based compensation expense related to restricted stock awards. As of December 31, 2014, there was $3.9 million of total unrecognized compensation cost related to nonvested shares of restricted stock. The weighted average period over which the Corporation expects to recognize such cost is 2.1 years.

     In 2013, the Corporation granted 26,780 shares of restricted stock to the independent directors subject to a one-year vesting period. In addition, during 2013, the Corporation granted 716,405 shares of restricted stock that will vest based on the employees’ continued service with the Corporation. 50% of those shares vest in two years from the grant date and the remaining 50% vest in three years from the grant date. Included in those 716,405 shares of restricted stock are 582,905 shares granted to certain senior officers consistent with the requirements of TARP. The employees covered by TARP are restricted from transferring the shares, subject to certain conditions as explained above.

    The fair value of the shares of restricted stock granted in 2013 was based on the market price of the Corporation’s outstanding common stock on the date of the grant. However, for the 582,905 shares of restricted stock granted under the TARP requirements, the market price was discounted due to the postvesting restrictions. For purposes of computing the discount, the Corporation assumed appreciation of 13% in the value of the common stock and a holding period by the U.S. Treasury of its outstanding common stock of the Corporation of two years, resulting in a fair value of $3.02 for restricted shares granted under the TARP requirements.

     Stock-based compensation accounting guidance requires the Corporation to develop an estimate of the number of share-based awards that will be forfeited due to employee or director turnover. Quarterly changes in the estimated forfeiture rate may have a significant effect on share-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period in which the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease in the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase in the expense recognized in the financial statements. When unvested options or shares of restricted stock are forfeited, any compensation expense previously recognized on the forfeited awards is reversed in the period of the forfeiture. Approximately, $0.1 million of compensation expense was reversed in each of years 2014 and 2013 related to forfeited awards; no compensation expense was reversed in 2012.

   Also, under the Omnibus Plan, effective April 1, 2013, the Corporation’s Board of Directors determined to increase the salary amounts paid to certain executive officers primarily by paying the increased salary amounts in the form of shares of the Corporation’s common stock, instead of cash. During 2014, the Corporation issued 312,850 shares of common stock (2013 – 220,639 shares) with a weighted average market value of $5.20  (2013 - $6.23 market value) as salary stock compensation. This resulted in a compensation expense of $1.7 million recorded in 2014 (2013 – $1.4 million).

   During 2014, the Corporation withheld 105,000 shares (2013 – 71,326 shares) from the common stock paid to certain senior officers as additional compensation and 68,870 shares of restricted stock that vested during 2014 to cover employees’ payroll and income tax withholding liabilities; these shares are held as treasury shares. The Corporation paid any fractional share of salary stock that the officer was entitled to in cash. In the consolidated financial statements, the Corporation treats shares withheld for tax purposes as common stock repurchases.

NOTE 20 – STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2014 and 2013, the Corporation had 2,000,000,000 authorized shares of common stock with a par value of $0.10 per share. As of December 31, 2014 and 2013, there were 213,724,749 and 207,635,157 shares issued, respectively, and

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

212,984,700 and 207,068,978, shares outstanding, respectively. On July 30, 2009, the Corporation announced the suspension of common and preferred stock dividends effective with the preferred dividend for the month of August 2009.

In 2014 and 2013, the Corporation granted 379,573 shares and 26,780 shares, respectively, of restricted stock under the Omnibus Plan, to the independent directors subject to vesting periods ranging from one to five years.  Also in 2014 and 2013, the Corporation granted 840,138 shares and 716,405 shares, respectively, of restricted stock, to certain senior officers and certain other employees. The restrictions on such restricted stock will lapse with respect to 50% over a two-year period and 50% over a three-year period. Included in the shares of restricted stock granted in 2014 and 2013 are 653,138 shares and 582,905 shares, respectively, granted to certain senior officers consistent with the requirements of TARP. Refer to Note 19 for additional details. The shares of restricted stock may vest more quickly in the event of death, disability, retirement, or a change in control. Based on particular circumstances evaluated by the Compensation Committee upon the termination of a holder of restricted stock, the Corporation’s Board of Directors may, with the recommendation of the Compensation Committee, accelerate the vesting of the restricted stock held by such holder upon termination of employment. Holders of restricted stock have the right to dividends or dividend equivalents, as applicable, during the restriction period.  Such dividends or dividend equivalents will accrue during the restriction period, but will not be paid until restrictions lapse.  The holder of restricted stock has the right to vote the shares.

In addition, in 2014, the Corporation issued 312,850 shares of common stock as increased compensation to certain executive officers (2013 – 220,639 shares). Refer to Note 19 for additional details. As of December 31, 2014 and December 31, 2013, there were 2,327,156 and 1,411,185 shares of unvested restricted stock outstanding. During 2014, 40,090 shares of restricted stock were forfeited (2013 – 58,985 shares) and the restrictions on 263,650 shares of restricted stock lapsed (2013 – 43,522 shares).

On August 16, 2013, certain of the Corporation’s existing stockholders completed a secondary offering of the Corporation’s common stock. The U.S. Treasury sold 12 million shares of common stock, funds affiliated with Thomas H. Lee Partners, L.P. (“THL”) sold 8 million shares of common stock, and funds managed by Oaktree Capital Management, L.P. (“Oaktree”) sold 8 million shares of common stock. Subsequently, on September 11, 2013, the underwriters in the secondary offering exercised their option to purchase an additional 2.9 million shares of common stock from the selling stockholders (1,261,356 shares from the U.S. Treasury, 840,903 shares from THL and 840,904 shares from Oaktree). The Corporation did not receive any proceeds from the offering.  Non-interest expenses for 2013 included approximately $1.7 million in costs associated with the secondary offering, including $1.1 million paid by the Corporation for underwriting discounts and commissions.

During the fourth quarter of 2014, the U.S. Treasury sold 4.4 million shares of First BanCorp.’s common stock through its first pre-defined written trending plan. On March 9, 2015, the U.S. Treasury announced the sale of an additional 5 million shares of First Bancorp.’s common stock through its second pre-defined written trading plan. As of the announcement date, the U.S. Treasury held 10,291,553 shares, or 4.8%, of First Bancorp.’s common stock, excluding the common shares underlying the warrant owned by the U.S. Treasury, and each of THL and Oaktree owned 19.7% of the Corporation’s outstanding common stock.

Preferred Stock

The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1, redeemable at the Corporation’s option subject to certain terms. This stock may be issued in series and the shares of each series will have such rights and preferences as are fixed by the Board of Directors when authorizing the issuance of that particular series. As of December 31, 2014, the Corporation has five outstanding series of non-convertible, non-cumulative preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% non-cumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E. The liquidation value per share is $25.

Effective January 17, 2012, the Corporation delisted all of its outstanding series of non-convertible, non-cumulative preferred stock from the New York Stock Exchange. The Corporation has not arranged for listing and/or registration on another national securities exchange or for quotation of the Series A through E Preferred Stock in a quotation medium. During the first quarter of 2013, the Corporation commenced an offer to issue shares of its common stock in exchange for any and all of the remaining issued and outstanding shares of Series A through E non-cumulative perpetual monthly income preferred stock. The offer was terminated on April 9, 2013 given that the Corporation did not receive the consent required from holders of shares of the Series A through E preferred stock to amend the certificate of designation of each series of the Series A through E Preferred Stock (the Preferred Stock Amendment). The Preferred Stock Amendment was a condition to the completion of the exchange offer. In addition, the consent solicitation was terminated, and no consent fee became payable with respect to consents granted in favor of the Preferred Stock Amendment. All shares of the Series A through E Preferred Stock that were tendered were returned promptly to the tendering holders.

     In 2014, the Corporation issued an aggregate of 4,597,121 shares of its common stock in exchange for an aggregate of 1,077,726 shares of the Corporation’s Series A through E Preferred Stock, having an aggregate liquidation value of $26.9 million. The shares of common stock were issued to holders of the Series A through E Preferred Stock in separate and unrelated transactions in reliance upon the exemption set forth in Section 3(a)(9) of the Securities Act of 1933, as amended, for securities exchanged by an issuer with existing security holders where no commission or other remuneration is paid or given directly or indirectly by the issuer for soliciting

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

such exchange. The exchange resulted in a decrease in the carrying (liquidation) value of the Series A through E preferred stock of $26.9 million, and common stock and additional paid-in capital was increased in the amount of the fair value of the common stock issued. The Corporation recorded the par value of the shares issued as common stock ($0.10 per common share) or $0.5 million. The excess of the common stock fair value over the par value, or $23.9 million, was recorded in additional paid-in capital. The excess of the carrying amount of the shares of preferred stock over the fair value of the shares of common stock, or $1.7 million, was recorded as an increase to retained earnings and an increase in earnings per common share computation.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

 Treasury stock

During 2014 and 2013, the Corporation withheld an aggregate of 173,870 shares and 71,326 shares, respectively, of the common stock paid to certain senior officers as additional compensation and restricted stock that vested during 2014 to cover employees’ payroll and income tax withholding liabilities; these shares are also held as treasury shares. As of December 31, 2014 and 2013, the Corporation had 740,049 and 566,179 shares held as treasury stock, respectively.

FirstBank Statutory Reserve (Legal Surplus)

The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to legal surplus until such surplus equals the total of paid-in capital on common and preferred stock. Amounts transferred to the legal surplus account from the retained earnings account are not available for distribution to the stockholders without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts shall be charged against the undistributed profits of the bank, and the balance, if any, shall be charged against the reserve fund, as a reduction thereof. If there is no reserve fund sufficient to cover such balance in whole or in part, the outstanding amount shall be charged against the capital account and the Bank cannot pay dividends until it can replenish the reserve fund to an amount of at least 20% of the original capital contributed. During 2014, $40.0 million was transferred to the legal surplus reserve. FirstBank’s legal surplus reserve, included as part of retained earnings in the Corporation’s statement of financial condition, amounted $40.0 million as of December 31, 2014 (2013 - $0).

NOTE 21 – EMPLOYEES’ BENEFIT PLAN

FirstBank provides contributory retirement plans pursuant to Section 1081.01 of the Puerto Rico Internal Revenue Code of 2011 for Puerto Rico employees and Section 401(k) of the U.S. Internal Revenue Code for USVI and U.S. employees (the “Plans”).  All employees are eligible to participate in the Plans after three months of service for purposes of making elective deferral contributions and one year of service for purposes of sharing in the Bank’s matching, qualified matching, and qualified nonelective contributions. Under the provisions of the Plans, the Bank contributes 25% of the first 4% of the participant’s compensation contributed to the Plans on a pretax basis.  Participants were permitted to contribute up to $13,000 for 2012, and $15,000 for each of 2013 and 2014 ($17,000 for 2012, and $17,500 for each of 2013 and 2014 for USVI and U.S. employees). Additional contributions to the Plans are voluntarily made by the Bank as determined by its Board of Directors. No additional discretionary contributions were made for the years ended December 31, 2014, 2013 and 2012. The Bank had a total plan expense of $2.2 million for the year ended December 31, 2014, $0.8 million for 2013, and $0.7 million for 2012.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 22 –OTHER NON-INTEREST INCOME

A detail of other non-interest income is as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)

Non-deferrable loan fees	$2,238	$2,248	$5,090
Commissions and fees-broker-dealer-related	459	97	2,630
Lower of cost or market adjustment-commercial and construction
loans held for sale	-	(1,503)	-
Credit card loans interchange and other fees	6,204	6,694	7,239
Other	21,590	20,640	11,772
Total	$30,491	$28,176	$26,731

NOTE 23 –OTHER NON-INTEREST EXPENSE

A detail of non-interest expenses is as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Supplies and printing	$2,140	$3,014	$2,811
Contingency adjustment-tax credits	-	-	2,489
Reserve release for off-balance sheet exposures	(653)	(443)	(1,914)
Contingency for attorney's fees-Lehman	-	2,500	-
Amortization of intangible assets	4,943	6,078	3,306
Data processing fees	1,619	1,601	1,568
Write-down and losses on sale of non-real estate
repossessed properties	737	263	338
Other	10,253	15,632	13,324

Total	$19,039	$28,645	$21,922

NOTE 24 – INCOME TAXES

Income tax expense includes Puerto Rico and USVI income taxes as well as applicable United States (“U.S.”) federal and state taxes. The Corporation is subject to Puerto Rico income tax on its income from all sources. As a Puerto Rico corporation, First BanCorp. is treated as a foreign corporation for U.S. and USVI income tax purposes and is generally subject to U.S. and USVI income tax only on its income from sources within the U.S. and USVI or income effectively connected with the conduct of a trade or business in those regions. Any such tax paid is also creditable against the Corporation’s Puerto Rico tax liability, subject to certain conditions and limitations.

Under the Puerto Rico Internal Revenue Code of 2011 as amended (the “2011 PR Code”), the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file a consolidated tax return and, thus, the Corporation is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from an NOL, a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable NOL carryforward period. The 2011 PR Code provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations.

The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through an International Banking Entity (“IBE”) unit of the Bank and through the Bank’s subsidiary, FirstBank Overseas Corporation, whose interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation. The IBE and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico on the specific activities identified in the IBE Act. An IBE that operates as a unit of a bank pays income taxes at normal rates to the extent that the IBE’s net income exceeds 20% of the bank’s total net taxable income.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The components of income tax expense are summarized below:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Current income tax expense	$(5,361)	$(7,947)	$(5,357)
Deferred income tax benefit (expense)	306,010	2,783	(575)
Total income tax benefit (expense)	$300,649	$(5,164)	$(5,932)

The differences between the income tax expense applicable to income before the provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico were as follows:
	Year Ended December 31,
	2014		2013		2012
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(Dollars in thousands)

Computed income tax at
statutory rate	$(35,738)	(39.0)%	$62,136	39.0%	$(10,714)	(30.0)%
Federal and state taxes	(117)	(0.1)%	(136)	(0.0)%	-	-
Adjustment in deferred tax due
to change in tax rate	(346)	(0.4)%	106,717	67.0%	-	-
Benefit of net exempt income	15,202	17.0%	(13,320)	(8.4)%	(3,627)	(10.1)%
National receipts tax, net	628	0.7%	552	0.3%	-	-
Nontax deductible expenses	(193)	(0.2)%	(146)	(0.1)%	(2,417)	(6.8)%
(Decrease) increase in
unrecognized tax benefits,
including interest	1,763	2.0%	(3,218)	(2.0)%	(238)	(0.7)%
Deferred tax valuation allowance	318,380	347.0%	(157,449)	(98.8)%	9,602	26.9%
Other-net	1,070	1.2%	(300)	(0.2)%	1,462	4.1%
Total income tax
benefit (expense)	$300,649	328.2%	$(5,164)	(3.2)%	$(5,932)	(16.6)%

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of the Corporation's deferred tax assets and liabilities as of December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
	(In thousands)
Deferred tax asset:
Net operating loss and charitable contribution carryforward available	$387,388	$373,253
Allowance for loan and lease losses	85,048	108,811
Tax credits available for carryforward	11,659	7,616
Unrealized loss on OREO valuation	11,517	13,104
Unrealized net loss on equity investment	7,752	12,273
Settlement payment-closing agreement	7,313	7,313
Legal reserve	3,239	3,285
Impairment on investment	3,212	2,409
Reserve for insurance premium cancellations	560	687
Unrealized losses on derivatives activities	58	1,415
Unrealized loss on available-for-sale securities, net	-	337
Other	9,848	8,736
Gross deferred tax assets	527,594	539,239
Less: Valuation allowance	(204,587)	(522,708)
Total deferred tax assets, net of valuation allowance	323,007	16,531

Deferred tax liabilities:
Unrealized gain on available-for-sale securities, net	1,091	-
Differences between the assigned values and tax bases of asset
and liabilities recognized in purchase business combinations	811	1,034
Unrealized gain on other investments	468	625
Other	7,593	7,228
Gross deferred tax liabilities	9,963	8,887
Net deferred tax assets	$313,044	$7,644

   For 2014, the Corporation recorded an income tax benefit of $300.6 million compared to an income tax expense of $5.2 million for 2013. The income tax benefit for 2014 primarily reflects a $302.9 million reversal of the valuation allowance of FirstBank’s deferred tax assets. In addition, the variance includes a net change of $3.7 million related to adjustments to the reserve for uncertain tax positions, partially offset by the impact in 2013 of a net benefit of approximately $1.3 million related to the increase in the deferred tax asset of profitable subsidiaries due to changes in statutory tax rates.

As a result of the partial reversal, the Corporation’s net deferred tax assets amounted to $313.0 million as of December 31, 2014, net of a valuation allowance of $204.6 million.

 Accounting for income taxes requires that companies assess whether a valuation allowance should be recorded against their deferred tax asset based on an assessment of the amount of the deferred tax asset that is “more likely than not” to be realized.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized.

Management assesses the valuation allowance recorded against deferred tax assets at each reporting date. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires the evaluation of positive and negative evidence that can be objectively verified. Consideration must be given to all sources of taxable income available to realize the deferred tax asset, including, as applicable, the future reversal of existing temporary differences, future taxable income forecasts exclusive of the reversal of temporary differences and carryforwards, taxable income in carryback years and tax planning strategies. In estimating taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial, and regulatory guidance.

In 2010, the Corporation established a valuation allowance for substantially all of the deferred tax assets of its banking subsidiary, FirstBank, primarily due to the realization of significant losses driven by charges to the provision for loan losses, a three-year cumulative loss position as of the end of year 2010, and uncertainty regarding the amount of future taxable income that the Bank could

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

forecast. Prior to the fourth quarter of 2014, based on the assessment of all positive and negative evidence, management concluded that there was no sufficient evidence to conclude that it was more likely than not that FirstBank would realize the benefits associated with deferred tax assets; accordingly the Corporation maintained a valuation allowance for substantially all of FirstBank’s deferred tax assets.

After completion of the deferred tax asset valuation allowance analysis for the fourth quarter 2014, management concluded that, as of December 31, 2014, it is more likely than not that FirstBank will generate sufficient taxable income within the applicable NOL carry-forward periods to realize $313.0 million of its deferred tax assets and, therefore, reversed $302.9 million of the valuation allowance. This conclusion was reached after weighting all of the evidence and determining that the positive evidence outweighted the negative evidence. The positive evidence considered by management in arriving at its conclusion to partially reverse the valuation allowance includes factors such as the completion of a sixth consecutive quarter of profitability, forecasts of future profitability under several potential scenarios that support the partial utilization of NOLs prior to their expiration between 2021 through 2024, sustained pre-tax, pre-provision income, which demonstrate demand for FirstBank’s products and services, and improvements in credit quality measures and credit policy enhancements that have resulted in reduced credit exposures and improve both the sustainability of profitability and management’s ability to forecast future credit losses, among others. The negative evidence considered by management includes the fact that the Bank remains in a three-year cumulative pre-tax loss position of $51.8 million due to significant charges to the provision for loan losses as a result of the bulk sales of adversely classified and non-performing assets in 2013, however, this loss position is significantly down from the three-year cumulative pre-tax loss position of $860.3 million as of December 31, 2010. Additional negative evidence considered was the still elevated levels of non-performing assets, Puerto Rico’s current economic conditions, and the FDIC Consent Order.

In determining whether management’s projections of future taxable income used to determine the valuation allowance reversal are reliable, management considered objective evidence supporting the forecast’s assumptions as well as recent experience to conclude as to Bank’s ability to reasonably project future results of operations. The analysis included the evaluation of multiple financial scenarios, including scenarios where credit losses remain elevated. Further, while Puerto Rico’s economy is expected to remain challenging due to inherent uncertainties, the Corporation believes that it can reasonably forecast future taxable income at sufficient levels over the future period of time that FirstBank has available to realize part of the December 31, 2014 net deferred tax asset as further described below.

The Corporation expects to realize approximately $188.4 million of deferred tax assets associated with FirstBank’s NOLs prior to their expiration periods. In addition, as of December 31, 2014, approximately $124.6 million of the net deferred tax assets are attributable to temporary differences or tax credit carry-forwards that have no expiration date. Approximately $10.7 million of other non-NOL related deferred tax assets are fully reserved with a valuation allowance given limitations and uncertainties as to their future utilization. As a result of the partial reversal, the Corporation’s deferred tax assets amounted to $313.0 million as of December 31, 2014, net of a valuation allowance of $204.6 million. The ability to recognize the remaining deferred tax assets that continue to be subject to a valuation allowance will be evaluated on a quarterly basis to determine if there are any significant events that would affect the ability to utilize these deferred tax assets.

Management’s conclusion that it more likely than not that $313.0 million of net deferred tax assets will be realized is based, among other things, on management’s estimate of future taxable income. Management’s estimate of future taxable income is based on internal projections which consider historical performance, multiple internal scenarios and assumptions, as well as external data that management believes is reasonable. If events are identified that affect the Corporation’s ability to utilize its deferred tax assets, the analysis will be updated to determine if any adjustments to the valuation allowance are required. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the remaining valuation allowance may need to be increased. Such an increase could have a material adverse effect on the Corporation’s financial condition and results of operations. Conversely, better than expected results and continued positive results and trends could result in further releases to the deferred tax valuation allowance, any such decreases could have a material positive effect on the Corporation’s financial condition and results of operations.

In February 2015, the Governor of Puerto Rico announced a proposal for a new tax code that would, among other things, replace the current 7% sales and use tax with a 16% value-added tax, while lowering income taxes. While legislation for the new tax code has been introduced, it is too early to determine what changes will be made during the legislative process. Legislative changes in tax laws, could adversely impact the results of operations.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table reconciles the balance of UTBs:
	2014	2013	2012
	(In thousands)
Balance at January 1,	$4,310	$2,374	$2,374
(Decrease) increase related to positions taken during
prior years	(1,763)	1,936	-
Decrease related to settlement with taxing authorities	(2,547)	-	-
Balance at December 31,	$-	$4,310	$2,374

  As of December 31, 2014, the Corporation did not have UTBs recorded on its books. The years 2007 through 2009 were examined by the IRS and disputed issues, primarily related to the disallowance of certain expenses, were taken to administrative appeals during 2011. As a result of a final settlement with the IRS Appeals office during 2014, the Corporation released a portion of its reserve for uncertain tax positions resulting in a tax benefit of $1.8 million and paid $2.5 million to settle the tax liability resulting from the audit. Such settlement did not have an impact on the effective tax rate.

The Corporation’s liability for income taxes includes the estimate of interest not yet paid related to the settlement reached with the IRS to close the tax years 2007 through 2009. The Corporation classifies all interest and penalties, if any, related to tax uncertainties as income tax expense. As of December 31, 2014, the Corporation’s accrued interest that relates to the IRS examination amounted to $1.4 million and there was no need to accrue for the payment of penalties. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the 2011 PR Code is 4 years; the statutes of limitations for Virgin Islands and U.S. income tax purposes are each three years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For Virgin Islands and U.S. income tax purposes, all tax years subsequent to 2010 remain open to examination. The 2012 tax year is currently under examination by the IRS. For Puerto Rico purposes, all tax years subsequent to 2010 remain open to examination as the Puerto Rico Department of Treasury concluded its examination of the 2010 tax year.

In 2013, the Puerto Rico Government approved Act No. 40, (“Act 40”), known as the “Tax Burden Adjustment and Redistribution Act,” which amended the 2011 PR Code. One of the main provisions of Act 40 that impacted financial institutions was the national gross receipts tax. The national gross receipts tax for financial institutions is computed on the basis of 1% of gross income, net of allowable exclusions. Subject to certain limitations, a financial institution is able to claim a credit of 0.5% of its gross income against its regular income tax or the alternative minimum tax (“AMT”). The Corporation’s national gross receipts tax expense for the year ended December 31, 2014 amounted to $5.7 million compared to $5.9 million recorded for 2013. This expense is included as part of “Taxes, other than income taxes” in the consolidated statement of income (loss). In 2014, the Corporation recorded a $2.9 million benefit related to this credit as a reduction to the provision for income taxes compared to a benefit of $3.0 million recorded in 2013. On December 22, 2014, the Governor of Puerto Rico signed Act No. 238, which amended the 2011 PR Code. Act No. 238 clarifies that the national gross receipts tax will not be applicable to taxable years starting after December 31, 2014.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 25 – LEASE COMMITMENTS

As of December 31, 2014, certain premises are leased with terms expiring through the year 2036. The Corporation has the option to renew or extend certain leases beyond the original term. Some of these leases require the payment of insurance, increases in property taxes, and other incidental costs. As of December 31, 2014, the obligation under various leases is as follows:

Amount
(In thousands)
2015	$8,683
2016	8,097
2017	7,261
2018	6,744
2019	5,936
2020 and later years	31,238
Total	$67,959

Rental expense included in occupancy and equipment expense was $10.6 million in 2014 (2013 - $10.2 million; 2012- $9.7 million).

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

For 2014, there have been no transfers into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy.

Financial Instruments Recorded at Fair Value on a Recurring Basis

Investment securities available for sale

The fair value of investment securities was the market value based on quoted market prices (as is the case with equity securities,  Treasury notes, and non-callable U.S. Agency debt securities), when available (Level 1), or market prices for identical or comparable assets (as is the case with MBS and callable U.S. agency debt) that are based on observable market parameters, including benchmark yields, reported trades, quotes from brokers or dealers, issuer spreads, bids, offers and reference data including market research operations (Level 2). Observable prices in the market already consider the risk of nonperformance. If listed prices or quotes are not available, fair value is based upon models that use unobservable inputs due to the limited market activity of the instrument, as is the case with certain private label mortgage-backed securities held by the Corporation (Level 3).

Private label MBS are collateralized by fixed-rate mortgages on single-family residential properties in the United States; the interest rate on the securities is variable, tied to 3-month LIBOR and limited to the weighted average coupon of the underlying collateral. The market valuation represents the estimated net cash flows over the projected life of the pool of underlying assets applying a discount rate that reflects market observed floating spreads over LIBOR, with a widening spread based on a nonrated security. The market valuation is derived from a model that utilizes relevant assumptions such as the prepayment rate, default rate, and loss severity on a loan level basis. The Corporation modeled the cash flow from the fixed-rate mortgage collateral using a static cash flow analysis according to collateral attributes of the underlying mortgage pool (i.e., loan term, current balance, note rate, rate adjustment type, rate adjustment frequency, rate caps, and others) in combination with prepayment forecasts obtained from a commercially available prepayment model (ADCO). The variable cash flow of the security is modeled using the 3-month LIBOR forward curve. Loss assumptions were driven by the combination of default and loss severity estimates, taking into account loan credit characteristics (loan-to-value, state, origination date, property type, occupancy, loan purpose, documentation type, debt-to-income ratio, and other) to provide an estimate of default and loss severity.

Refer to the table below for further information regarding qualitative information for all assets and liabilities measured at fair value using significant unobservable inputs (Level 3).

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments in 2014, 2013 and 2012 was immaterial.

Assets and liabilities measures at fair value on a recurring basis are summarized below:

	As of December 31, 2014				As of December 31, 2013
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value

Assets:
Securities available for sale :
Equity securities	$-	$-	$-	$-	$33	$-	$-	$33
U.S. Treasury Securities	7,499	-	-	7,499	7,499	-	-	7,499
Noncallable U.S. agency debt	-	228,157	-	228,157	-	200,903	-	200,903
Callable U.S. agency debt and MBS	-	1,653,140	-	1,653,140	-	1,677,651	-	1,677,651
Puerto Rico government obligations	-	40,658	2,564	43,222	-	48,904	2,426	51,330
Private label MBS	-	-	33,648	33,648	-	-	40,866	40,866
Derivatives, included in assets:
Interest rate swap agreements	-	33	-	33	-	162	-	162
Purchased interest rate cap agreements	-	6	-	6	-	58	-	58
Forward contracts	-	-	-	-	-	174	-	174
Liabilities:
Derivatives, included in liabilities:
Interest rate swap agreements	-	33	-	33	-	3,965	-	3,965
Written interest rate cap agreement	-	6	-	6	-	58	-	58
Forward contracts	-	148	-	148	-	-	-	-

   The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014, 2013, and 2012:

		2014	2013	2012
	Level 3 Instruments Only (In thousands)	Securities Available for Sale (1)	Securities Available for Sale (1)	Securities Available for Sale (1)
	Beginning balance	$43,292	$54,617	$65,463
	Total gain (losses) (realized/unrealized):
	Included in earnings	(388)	(117)	(2,002)
	Included in other comprehensive income	2,404	2,795	6,036
	Purchases	5,123	-	-
	Sales	(4,855)	-	(1,450)
	Principal repayments and amortization	(9,364)	(14,003)	(13,430)
	Ending balance	$36,212	$43,292	$54,617

	___________________
(1)	Amounts mostly related to private label mortgage-backed securities.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The table below presents qualitative information for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2014:

	December 31, 2014
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range

Investment securities available for sale:

Private label MBS	$33,648	Discounted cash flows	Discount rate	14.5%

			Prepayment rate	19.89% -100% (Weighted Average 32%)
			Projected Cumulative Loss Rate	0.64% - 80.0% (Weighted Average 7.9%)

Puerto Rico Government Obligations	2,564	Discounted cash flows	Prepayment rate	5.61%

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

     The table below summarizes changes in unrealized gains and losses recorded in earnings for the years ended December 31, 2014, 2013, and 2012 for Level 3 assets and liabilities that are still held at the end of each year:

	Changes in Unrealized Losses (Year Ended December 31, 2014)	Changes in Unrealized Losses (Year Ended December 31, 2013)	Changes in Unrealized Losses (Year Ended December 31, 2012)
Level 3 Instruments Only	Securities Available for Sale	Securities Available for Sale	Securities Available for Sale
(In thousands)
Changes in unrealized losses relating to assets
still held at reporting date:
Net impairment losses on available-for-sale investment
securities (credit component)	$(388)	$(117)	$(2,002)

Additionally, fair value is used on a nonrecurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost or market accounting (e.g., loans held for sale carried at the lower-of-cost or fair value and repossessed assets) or write-downs of individual assets (e.g., goodwill, loans).

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	As of December 31, 2014, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

		Carrying value as of December 31, 2014			(Losses) Gain recorded for the Year Ended December 31, 2014
		Level 1	Level 2	Level 3
		(In thousands)

	Loans receivable (1)	$-	$-	$446,816	$(43,318)
	OREO (2)	-	-	124,003	(9,656)
	Mortgage servicing rights (3)	-	-	22,838	(228)
	Loans Held for Sale (4)	-	-	54,641	-

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the
	collateral. The fair values were derived from external appraisals that take into consideration prices in observed transactions
	involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral
	(e.g., absorption rates), which are not market observable.
(2)	The fair value was derived from appraisals that take into consideration prices in observed transactions involving similar
	assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g., absorption
	rates and net operating income of income producing properties), which are not market observable. Losses
	were related to market valuation adjustments after the transfer of the loans to the OREO portfolio.
(3)	Fair value adjustments to mortgage servicing rights were mainly due to assumptions associated with mortgage
	prepayment rates. The Corporation carries its mortgage servicing rights at the lower of cost or market, measured at
	fair value on a non-recurring basis. Assumptions for the value of mortgage servicing rights include: Prepayment rate
	9.74%, Discount rate 10.60%.
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

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the
	collateral. The fair values were derived from external appraisals that take into consideration prices in observed transactions
	involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g.,
	absorption rates), which are not market observable.
(2)	The fair value was derived from appraisals that take into consideration prices in observed transactions involving similar assets in
	similar locations but adjusted for specific characteristics and assumptions of the properties (e.g., absorption rates and net operating
	income of income producing properties), which are not market observable. Losses were related to market valuation adjustments
	after the transfer of the loans to the OREO portfolio.
(3)	Fair value adjustments to the mortgage servicing rights were mainly due to assumptions associated with mortgage prepayments
	rates. The Corporation carries its mortgage servicing rights at the lower of cost or market, measured at fair value on a non-
	recurring basis. Assumptions for the value of mortgage servicing rights include: Prepayment rate 8.90%, Discount rate 10.60%.
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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	As of December 31, 2012, impairment or valuation adjustments were recorded for assets recognized at fair value on a nonrecurring basis as shown in the following table:

		Carrying value as of December 31, 2012			(Losses) Gain recorded for the Year Ended December 31, 2012
		Level 1	Level 2	Level 3
		(In thousands)

	Loans receivable (1)	$-	$-	$757,152	$(110,457)
	OREO (2)	-	-	185,764	(8,851)
	Mortgage servicing rights (3)	-	-	17,524	(394)
	Loans Held For Sale (4)	-	-	2,641	(2,168)

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the
	collateral. The fair values were derived from external appraisals that take into consideration prices in observed transactions
	involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g.,
	absorption rates), which are not market observable.
(2)	The fair value was derived from appraisals that take into consideration prices in observed transactions involving similar assets in
	similar locations but adjusted for specific characteristics and assumptions of the properties (e.g., absorption rates and net operating
	income of income producing properties), which are not market observable. Losses were related to market valuation adjustments
	after the transfer of the loans to the OREO portfolio.
(3)	Fair value adjustments to the mortgage servicing rights were mainly due to assumptions associated with mortgage prepayments
	rates. The Corporation carries its mortgage servicing rights at the lower of cost or market, measured at fair value on a non-recurring
	basis. Assumptions for the value of mortgage servicing rights include: Prepayment rate 11.15%, Discount rate 12.08%.
(4)	Relates to $5.2 million Commercial and Industrial and Commercial Mortgage Loans transferred to held for sale during the fourth
	quarter of 2012, which were recorded at a value of $2.6 million.

Qualitative information regarding the fair value measurements for Level 3 financial instruments are as follows:

December 31, 2014
	Method	Inputs
Loans	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors
OREO	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors
Mortgage servicing rights	Discounted Cash Flows	Weighted average prepayment rate of 9.74%; weighted average discount rate of 10.60%

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

Loans receivable, including loans held for sale

     The fair value of loans held for investment and of mortgage loans held for sale was estimated using discounted cash flow analyses, based on interest rates currently being offered for loans with similar terms and credit quality and with adjustments that the Corporation’s management believes a market participant would consider in determining fair value. Loans were classified by type, such

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

as commercial, residential mortgage, and automobile. These asset categories were further segmented into fixed-and adjustable-rate categories. Valuations are carried out based on categories and not on a loan-by-loan basis.  The fair values of performing fixed-rate and adjustable-rate loans were calculated by discounting expected cash flows through the estimated maturity date. This fair value is not currently an indication of an exit price as that type of assumption could result in a different fair value estimate. The fair value of credit card loans was estimated using a discounted cash flow method and excludes any value related to a customer account relationship. Other loans with no stated maturity, like credit lines, were valued at book value. Prepayment assumptions were considered for non-residential loans. For residential mortgage loans, prepayment estimates were based on a prepayments model that combined both a historical calibration and current market prepayment expectations.  Discount rates were based on the U.S. Treasury and LIBOR/Swap Yield Curves at the date of the analysis, and included appropriate adjustments for expected credit losses and liquidity. For impaired collateral dependent loans, the impairment was primarily measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observable transactions involving similar assets in similar locations. The market valuation of the loans acquired from Doral in the second quarter of 2014 was derived from a model that utilizes relevant assumptions such as prepayment rate, default rate, and loss severity on a loan level basis. The cash flows were modeled using a static cash flow analysis discounted by yields observed in the secondary market and in combination with prepayment forecasts. Loss assumptions were driven by a combination of default and loss severity estimates, taking into account loan credit characteristics (loan-to-value, Puerto Rico market, loan type, delinquency status, loan terms, and other), with higher default rates applied to loans acquired with evidence of credit deterioration.

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

The fair value of the CDs is computed using the outstanding principal amount. The discount rates used were based on brokered CD market rates as of the end of the year.  The fair value does not incorporate the risk of nonperformance, since interests in brokered CDs are generally sold by brokers in amounts of less than $250,000 and, therefore, insured by the FDIC.

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

Advances from FHLB

The fair value of advances from the FHLB with fixed maturities is determined using discounted cash flow analyses over the full term of the borrowings, using indications of the fair value of similar transactions. The cash flows assume no early repayment of the borrowings. Discount rates are based on the LIBOR yield curve. Advances from the FHLB are fully collateralized by mortgage loans and, to a lesser extent, investment securities.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table presents the estimated fair value and carrying value of financial instruments as of December 31, 2014 and 2013:

	Total Carrying Amount in Statement of Financial Condition December 31, 2014	Fair Value Estimate December 31, 2014	Level 1	Level 2	Level 3

	(In thousands)

Assets:
Cash and due from banks and money
market investments	$796,108	$796,108	$796,108	$-	$-
Investment securities available
for sale	1,965,666	1,965,666	7,499	1,921,955	36,212
Other equity securities	25,752	25,752	-	25,752	-
Loans held for sale	76,956	77,888	-	23,247	54,641
Loans, held for investment	9,262,436
Less: allowance for loan and lease losses	(222,395)
Loans held for investment, net of
allowance	$9,040,041	8,844,659	-	-	8,844,659
Derivatives included in assets	39	39	-	39	-

Liabilities:
Deposits	9,483,945	9,486,325	-	9,486,325	-
Securities sold under agreements to
repurchase	900,000	958,715	-	958,715	-
Advances from FHLB	325,000	324,376	-	324,376	-
Other borrowings	231,959	162,344	-	-	162,344
Derivatives included in liabilities	187	187	-	187	-

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Total Carrying Amount in Statement of Financial Condition December 31, 2013	Fair Value Estimate December 31, 2013	Level 1	Level 2	Level 3

	(In thousands)

Assets:
Cash and due from banks and money
market investments	$655,671	$655,671	$655,671	$-	$-
Investment securities available
for sale	1,978,282	1,978,282	7,532	1,927,458	43,292
Other equity securities	28,691	28,691	-	28,691	-
Loans held for sale	75,969	76,684	-	21,883	54,801
Loans, held for investment	9,636,170
Less: allowance for loan and lease
losses	(285,858)
Loans held for investment, net of
allowance	$9,350,312	9,127,234	-	-	9,127,234
Derivatives included in assets	394	394	-	394	-

Liabilities:
Deposits	9,879,924	9,898,615	-	9,898,615	-
Securities sold under agreements to
repurchase	900,000	976,151	-	976,151	-
Advances from FHLB	300,000	297,523	-	297,523	-
Other borrowings	231,959	106,772	-	-	106,772
Derivatives included in liabilities	4,023	4,023	-	4,023	-

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 27 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)

Cash paid for:
Interest on borrowings	$102,402	$119,312	$164,364
Income tax	7,751	4,447	8,603
Non-cash investing and financing activities:
Additions to other real estate owned	48,601	104,144	169,432
Additions to auto and other repossessed assets	92,266	69,069	48,910
Capitalization of servicing assets	4,321	7,649	6,348
Loan securitizations	198,712	355,506	239,766
Loans held for investment transferred to held for sale	-	181,620	2,641
Property plant and equipment transferred to other assets	-	2,225	-
Preferred stock exchanged for new common stock issued:
Preferred stock exchanged (Series A through E)	26,022	-	-
New common stock issued	24,363	-	-

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 28 – REGULATORY MATTERS, COMMITMENTS, AND CONTINGENCIES

    The Corporation is subject to various regulatory capital requirements imposed by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classifications are also subject to qualitative judgment and adjustment by the regulators with respect to minimum capital requirements, components, risk weightings, and other factors.

    Capital standards established by regulations require the Corporation to maintain minimum amounts and ratios for Leverage (Tier 1 capital to average total assets) and ratios of Tier 1 Capital to Risk-Weighted Assets and Total Capital to Risk-Weighted Assets as defined in the regulations. The total amount of risk-weighted assets is computed by applying risk-weighting factors to the Corporation’s assets and certain off-balance sheet items, which generally vary from 0% to 100% depending on the nature of the asset. As discussed below in this note, the regulatory capital requirements changed on January 1, 2015.

    Effective June 2, 2010, FirstBank, by and through its Board of Directors, entered into a Consent Order (the “FDIC Order”) with the FDIC and OCIF. The FDIC Order provides for various things, including (among other things) the following: (1) having and retaining qualified management; (2) increased participation in the affairs of FirstBank by its Board of Directors; (3) development and implementation by FirstBank of a capital plan to attain a leverage ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 10% and a total risk-based capital ratio of at least 12%; (4) adoption and implementation of strategic, liquidity, and fund management and profit and budget plans and related projects within certain timetables set forth in the FDIC Order and on an ongoing basis; (5) adoption and implementation of plans for reducing FirstBank’s positions in certain classified assets and delinquent and non-accrual loans within timeframes set forth in the FDIC Order; (6) refraining from lending to delinquent or classified borrowers already obligated to FirstBank on any extensions of credit so long as such credit remains uncollected, except where FirstBank’s failure to extend further credit to a particular borrower would be detrimental to the best interests of FirstBank, and any such additional credit is approved by FirstBank’s Board of Directors; (7) refraining from accepting, increasing, renewing, or rolling over brokered CDs without the prior written approval of the FDIC; (8) establishment of a comprehensive policy and methodology for determining the allowance for loan and lease losses and the review and revision of FirstBank’s loan policies, including the non-accrual policy; and (9) adoption and implementation of adequate and effective programs of independent loan review, appraisal compliance, and an effective policy for managing FirstBank’s sensitivity to interest rate risk. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the FDIC Order. Although all of FirstBank’s regulatory capital ratios exceeded the minimum capital ratios for “well-capitalized” levels, as well as the minimum capital ratios required by the FDIC Order, as of December 31, 2014, FirstBank cannot be treated as a “well-capitalized” institution under regulatory guidance while operating under the FDIC Order.

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

    In addition to the Capital Plan, the Corporation submitted to its regulators a liquidity and brokered CD plan, including a contingency funding plan, a non-performing asset reduction plan, a budget and profit plan, a strategic plan, and a plan for the reduction of classified and special mention assets. As of December 31, 2014, the Corporation had completed all of the items included in the Capital Plan and is continuing to work on reducing non-performing loans. The Regulatory Agreements also require the submission to the regulators of quarterly progress reports.

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

    In July 2013, U.S. banking regulators approved a revised regulatory capital framework for U.S. banking organizations (the “Basel III rules”) that is based on international regulatory capital requirements adopted by the Basel Committee on Banking Supervision over the past several years.  The Basel III rules introduce new minimum capital ratios and capital conservation buffer requirements, change

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

the composition of regulatory capital, require a number of new adjustments to and deductions from regulatory capital, and introduce a new “Standardized Approach” for the calculation of risk-weighted assets that will replace the risk-weighting requirements under the current U.S. regulatory capital rules. The new minimum regulatory capital requirements and the Standardized Approach for the calculation of risk-weighted assets became effective for the Corporation and FirstBank on January 1, 2015.  The capital conservation buffer requirements, and the regulatory capital adjustments and deductions under the Basel III rules will be phased-in over several years ending on December 31, 2018.

Basel III rules introduce a new and separate ratio of Common Equity Tier 1 capital (“CET1”) to risk-weighted assets. CET1, a narrower subcomponent of total Tier 1 capital, generally consists of common stock and related surplus, retained earnings, accumulated other comprehensive income, and qualifying minority interests.  Certain banking organizations, however, including the Corporation and FirstBank, will be allowed to make a one-time permanent election in early 2015 to exclude AOCI items.  The Corporation and FirstBank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the securities portfolio.  In addition, the Basel III rules also will require the Corporation to maintain an additional CET1 capital conservation buffer of 2.5%.  Under the rules, the Corporation will be required to maintain: (i) a minimum CET1 to risk-weighted assets ratio of at least 4.5%, plus the 2.5% “capital conservation buffer,” resulting in a required minimum CET1 ratio of at least 7% upon full implementation, (ii) a minimum ratio of total Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum Tier 1 capital ratio of 8.5% upon full implementation, (iii) a minimum ratio of total Tier 1 plus Tier 2 capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum total capital ratio of 10.5% upon full implementation, and (iv) a required minimum leverage ratio of 4% (as contrasted to the legacy 3% requirement), calculated as the ratio of Tier 1 capital to average on-balance sheet (non-risk adjusted) assets.  The new basis minimum risk-based and leverage capital requirements were effective for the Corporation on January 1, 2015. The phase-in of the capital conservation buffer will begin on January 1, 2016 with a first year requirement of 0.625% of additional CET1, which will be progressively increased over a four-year period, increasing by that same percentage amount on each subsequent January 1 until it reaches the fully-phased in 2.5% CET1 requirement on January 1, 2019.

In addition, the Basel III rules require a number of new deductions from and adjustments to CET1, including deductions from CET1 for mortgage servicing rights, and deferred tax assets dependent upon future taxable income; these adjustments generally will be phased in over a four-year period beginning on January 1, 2015.  In the case of mortgage servicing assets and deferred tax assets attributable to temporary differences, among others, these items would be required to be deducted to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

In addition, the Federal Reserve Board’s Basel III rules require that certain non-qualifying capital instruments, including cumulative preferred stock and Trust preferred securities (“TRuPs”), be excluded from Tier 1 capital.  In general, banking organizations such as the Corporation and the Bank, that are not advanced approaches banks, must begin to phase out TRuPs from Tier 1 capital on January 1, 2015.  The Corporation will be allowed to include 25% of the $225 million outstanding qualifying TRuPs as Tier 1 capital in 2015 and the TRuPs must be fully phased out from Tier 1 capital by January 1, 2016.  However, the Corporation’s TRuPs may continue to be included in Tier 2 capital until the instruments are redeemed or mature.

The Basel III rules also revise the “prompt corrective action” (“PCA”) regulations that apply to depository institutions, including FirstBank, pursuant to Section 38 of the Federal Deposit Insurance Act by (i) introducing a separate CET1 ratio requirement for each PCA capital category (other than critically undercapitalized) with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each PCA capital category with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that allows a bank with a composite supervisory rating of 1 to have a 3% leverage ratio and still be adequately capitalized and maintaining the minimum leverage ratio for well-capitalized status at 5%. The Basel III rules do not change the total risk-based capital requirement (10% for well-capitalized status) for any PCA capital category.  The new PCA requirements became effective on January 1, 2015.

Under the legacy Federal Reserve Board risk based capital requirements, a bank holding company’s assets are adjusted to take into account different risk characteristics, with the categories generally ranging from 0% (requiring no additional capital) for assets such as cash to 100% assets, including commercial mortgage loans, commercial and industrial loans, and consumer loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics. The Basel III rules supersede this framework and establish a “standardized approach” for risk-weightings that expands the risk-weighting categories from the four major risk-weighting categories under the current regulatory capital rules (0%, 20%, 50%, and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets.  In a number of cases, the Standardized Approach will result in higher risk weights for a variety of asset categories. Specific changes to the risk-weightings of assets under the current regulatory capital rules include, among other things: (i) applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans, (ii) assigning a 150% risk weight to exposures that are 90 days past due (other than qualifying residential mortgage exposures, which remain at an assigned risk-weighting of 100%),  and (iii) establishing a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, in contrast to the 0% risk-weighting under the prior rules.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Corporation's and its banking subsidiary's regulatory capital positions as of December 31, 2014 and 2013 were as follows:

	Regulatory Requirements
	Actual		For Capital Adequacy Purposes		To be Well-Capitalized-Regular Thresholds		Consent Order Capital requirements

	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At December 31, 2014
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,748,120	19.70%	$709,723	8%	N/A	N/A	N/A	N/A
FirstBank	$1,717,432	19.37%	$709,395	8%	$886,744	10%	$1,064,093	12%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,636,004	18.44%	$354,861	4%	N/A	N/A	N/A	N/A
FirstBank	$1,605,367	18.10%	$354,698	4%	$532,046	6%	$886,744	10%
Leverage ratio
First BanCorp.	$1,636,004	13.27%	$493,159	4%	N/A	N/A	N/A	N/A
FirstBank	$1,605,367	13.04%	$492,468	4%	$615,585	5%	$984,937	8%

At December 31, 2013
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,604,548	17.06%	$752,464	8%	N/A	N/A	N/A	N/A
FirstBank	$1,567,232	16.67%	$751,978	8%	$939,972	10%	$1,127,966	12%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,484,490	15.78%	$376,232	4%	N/A	N/A	N/A	N/A
FirstBank	$1,447,262	15.40%	$375,989	4%	$563,983	6%	$939,972	10%
Leverage ratio
First BanCorp.	$1,484,490	11.71%	$506,878	4%	N/A	N/A	N/A	N/A
FirstBank	$1,447,262	11.44%	$506,210	4%	$632,763	5%	$1,012,420	8%

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table presents a detail of commitments to extend credit and standby letters of credit, and commitments to sell loans:

	December 31,
	2014	2013
	(In thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Construction undisbursed funds	$76,235	$65,184
Unused personal lines of credit	682,994	735,331
Commercial lines of credit	383,015	386,941
Commercial letters of credit	38,555	41,081

Standby letters of credit	3,791	10,527
Commitments to sell loans	129,369	123,925

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

    In general, commercial and standby letters of credit are issued to facilitate foreign and domestic trade transactions. Normally, commercial and standby letters of credit are short-term commitments used to finance commercial contracts for the shipment of goods. The collateral for these letters of credit includes cash or available commercial lines of credit. The fair value of commercial and standby letters of credit is based on the fees currently charged for such agreements, which, as of December 31, 2014 and 2013, was not significant.

    The Corporation obtained from GNMA commitment authority to issue GNMA mortgage-backed securities. Under this program, for 2014, the Corporation securitized approximately $198.7 million of FHA/VA mortgage loan production into GNMA mortgage-backed securities.

     As of December 31, 2014, First BanCorp. and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. Management believes that the final disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on the Corporation’s financial position, results of operations or cash flows.

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

The Corporation designates a derivative as a fair value hedge, a cash flow hedge or an economic undesignated hedge when it enters into the derivative contract. As of December 31, 2014 and 2013, all derivatives held by the Corporation were considered economic undesignated hedges. These undesignated hedges are recorded at fair value with the resulting gain or loss recognized in current earnings.

The following summarizes the principal derivative activities used by the Corporation in managing interest rate risk:

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Interest rate cap agreements - Interest rate cap agreements provide the right to receive cash if a reference interest rate rises above a contractual rate. The value increases as the reference interest rate rises. The Corporation enters into interest rate cap agreements for protection from rising interest rates.

Interest rate swaps - Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of December 31, 2014 and 2013, most of the interest rate swaps outstanding are used for protection against rising interest rates. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.

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

The following table summarizes the notional amounts of all derivative instruments:

	Notional Amounts
	December 31,	December 31,
	2014	2013
Undesignated economic hedges:	(In thousands)

Interest rate contracts:
Interest rate swap agreements	$5,440	$31,080
Written interest rate cap agreements	37,132	38,391
Purchased interest rate cap agreements	37,132	38,391
Forward Contracts:
Sale of TBA GNMA MBS pools	19,000	25,000
	$98,704	$132,862

Notional amounts are presented on a gross basis with no netting of offsetting exposure positions.

The following table summarizes the fair value of derivative instruments and the location of the derivative instruments in the statement of financial condition:

	Asset Derivatives			Liability Derivatives
	Statement of	December 31,	December 31,	Statement of Financial Condition Location	December 31,	December 31,
	Financial	2014	2013		2014	2013
	Condition Location	Fair Value	Fair Value		Fair Value	Fair Value
	(In thousands)

Undesignated economic hedges:

Interest rate contracts:
Interest rate swap agreements	Other assets	$33	$162	Accounts payable and other liabilities	$33	$3,965
Written interest rate cap agreements	Other assets	-	-	Accounts payable and other liabilities	6	58
Purchased interest rate cap agreements	Other assets	6	58	Accounts payable and other liabilities	-	-
Forward Contracts:
Sales of TBA GNMA MBS pools	Other assets	-	174	Accounts payable and other liabilities	148	-
		$39	$394		$187	$4,023

The following table summarizes the effect of derivative instruments on the statement of income (loss):

	Location of Gain (or loss)	Gain (or Loss) Year ended
	Recognized in Income on	December 31,
	Derivatives	2014	2013	2012
		(In thousands)

Undesignated economic hedges:
Interest rate contracts:
Interest rate swap agreements	Interest income - Loans	$1,258	$1,685	$901
Written and purchased interest rate cap agreements	Interest income - Loans	-	10	-
Forward contracts:
Sales of TBA GNMA MBS pools	Mortgage Banking Activities	(322)	176	166
Total gain on derivatives		$936	$1,871	$1,067

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

In the fourth quarter of 2014, the Corporation collected a $2.5 million contractual prepayment penalty on a commercial mortgage loan paid by the borrower to compensate for the economic loss sustained by the Corporation in the early termination of an interest rate swap agreement that provided an economic hedge of the cash flows associated with this loan. Such loss equals the mark-to-market unrealized losses recorded by the Corporation in prior periods for the terminated interest rate swap.

A summary of interest rate swaps is as follows:

	December 31,	December 31,
	2014	2013
	(Dollars in thousands)

Pay fixed/receive floating:
Notional amount	$5,440	$31,080
Weighted average receive rate at period-end	2.03%	1.85%
Weighted average pay rate at period-end	3.45%	6.77%

As of December 31, 2014, the Corporation has not entered into any derivative instrument containing credit-risk-related contingent features.

 Credit and Market Risk of Derivatives

The Corporation uses derivative instruments to manage interest rate risk. By using derivative instruments, the Corporation is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the Corporation’s fair value gain in the derivative.  When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty owes the Corporation and, therefore, creates a credit risk for the Corporation. When the fair value of a derivative instrument contract is negative, the Corporation owes the counterparty and, therefore, it has no credit risk.  The Corporation minimizes the credit risk in derivative instruments by entering into transactions with reputable broker dealers (financial institutions) that are reviewed periodically by the Corporation’s Management’s Investment and Asset Liability Committee and by the Board of Directors. The Corporation also maintains a policy of requiring that all derivative instrument contracts be governed by an International Swaps and Derivatives Association Master Agreement, which includes a provision for netting; most of the Corporation’s agreements with derivative counterparties include bilateral collateral arrangements. The bilateral collateral arrangement permits the counterparties to perform margin calls in the form of cash or securities in the event that the fair market value of the derivative favors either counterparty. The book value and aggregate market value of securities pledged as collateral for interest rate swaps as of December 31, 2014 was $2.6 million and $2.9 million, respectively (2013 — $4.0 million and $4.3 million, respectively). The Corporation has a policy of diversifying derivatives counterparties to reduce the consequences of counterparty default.

The Corporation has credit risk of $39 thousand as of December 31, 2014 (2013 — $0.4 million) related to derivative instruments with positive fair values. The credit risk does not consider the value of any collateral and the effects of legally enforceable master netting agreements. There were no credit losses associated with derivative instruments recognized in 2014, 2013, or 2012.  As of December 31, 2014, the Corporation had a total net interest settlement payable of $11 thousand (2013 — net interest settlement payable of $0.1 million) related to the swap transactions. The net settlements receivable and net settlements payable on interest rate swaps are included as part of “Other Assets” and “Accounts payable and other liabilities,” respectively, on the consolidated statements of financial condition.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Offsetting of Financial Assets and Derivative Assets

As of December 31, 2014

			Net Amounts of Assets Presented in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
						Net Amount
	(In thousands)
Description

Derivatives	$6	$-	$6	$(6)	$-	$-

As of December 31, 2013
			Net Amounts of Assets Presented in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
						Net Amount
	(In thousands)
Description

Derivatives	$58	$-	$58	$(58)	$-	$-

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Offsetting of Financial Liabilities and Derivative Liabilities

As of December 31, 2014

			Net Amounts of Liabilities Presented in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
						Net Amount
	(In thousands)
Description

Derivatives	$33	$-	$33	$(33)	$-	$-
Repurchase agreements	600,000	-	600,000	(600,000)	-	-
Total	$600,033	$-	$600,033	$(600,033)	$-	$-

As of December 31, 2013

			Net Amounts of Liabilities Presented in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
						Net Amount
	(In thousands)
Description

Derivatives	$3,965	$-	$3,965	$(3,965)	$-	$-
Repurchase agreements	600,000	-	600,000	(600,000)	-	-
Total	$603,965	$-	$603,965	$(603,965)	$-	$-

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 31 – SEGMENT INFORMATION

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of December 31, 2014, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations.  Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Others factors such as the Corporation’s organizational chart, nature of the products, distribution channels, and the economic characteristics of the product were also considered in the determination of the reportable segments.

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

The following table presents information about the reportable segments:

	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
	(In thousands)
For the year ended December 31, 2014:
Interest income	$115,997	$215,170	$163,242	$54,223	$44,882	$40,435	$633,949
Net (charge) credit for transfer of funds	(37,375)	17,629	(12,364)	20,463	11,647	-	-
Interest expense	-	(24,445)	-	(68,517)	(19,273)	(3,641)	(115,876)
Net interest income	78,622	208,354	150,878	6,169	37,256	36,794	518,073
(Provision) release for loan and lease losses	(17,605)	(79,932)	(40,084)	-	27,650	441	(109,530)
Non-interest income (loss)	13,515	40,018	5,241	264	2,450	7,139	68,627
Direct non-interest expenses	(39,444)	(126,290)	(46,963)	(5,368)	(26,596)	(39,319)	(283,980)
Segment income	$35,088	$42,150	$69,072	$1,065	$40,760	$5,055	$193,190

Average earnings assets	$2,142,122	$1,967,202	$3,613,354	$2,691,906	$976,151	$656,197	$12,046,932

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
	(In thousands)
For the year ended December 31, 2013:
Interest income	$109,074	$231,077	$171,972	$55,075	$36,999	$41,591	$645,788
Net (charge) credit for transfer of funds	(37,611)	1,549	(14,280)	41,074	9,268	-	-
Interest expense	-	(27,834)	-	(77,366)	(21,748)	(3,895)	(130,843)
Net interest income	71,463	204,792	157,692	18,783	24,519	37,696	514,945
(Provision) release for loan and lease losses	(89,439)	(54,240)	(101,971)	-	10,709	(8,810)	(243,751)
Non-interest income (loss)	15,826	38,968	3,904	(66,635)	1,284	7,855	1,202
Direct non-interest expenses	(48,941)	(122,560)	(64,611)	(10,629)	(28,554)	(45,680)	(320,975)
Segment (loss) income	$(51,091)	$66,960	$(4,986)	$(58,481)	$7,958	$(8,939)	$(48,579)

Average earnings assets	$2,030,120	$1,954,307	$4,068,942	$2,698,559	$748,209	$664,051	$12,164,188

	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
	(In thousands)
For the year ended December 31, 2012:
Interest income	$110,164	$207,001	$187,860	$46,313	$37,376	$49,063	$637,777
Net (charge) credit for transfer of funds	(48,830)	474	(23,706)	59,970	12,092	-	-
Interest expense	-	(30,904)	-	(111,209)	(29,340)	(4,619)	(176,072)
Net interest income (loss)	61,334	176,571	164,154	(4,926)	20,128	44,444	461,705
(Provision) release for loan and lease losses	(36,553)	(32,924)	(42,940)	-	9,061	(17,143)	(120,499)
Non-interest income (loss)	18,080	33,362	10,140	(1,623)	1,803	6,885	68,647
Direct non-interest expenses	(43,058)	(102,364)	(50,364)	(6,296)	(27,734)	(37,751)	(267,567)
Segment (loss) income	$(197)	$74,645	$80,990	$(12,845)	$3,258	$(3,565)	$142,286

Average earnings assets	$2,067,304	$1,637,729	$4,571,779	$2,426,091	$727,556	$805,720	$12,236,179

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	The following table presents a reconciliation of the reportable segment financial information to the consolidated totals:

		Year Ended December 31,
		2014	2013	2012
		(In thousands)

	Net income (loss) :
	Total income (loss) for segments and other	$193,190	$(48,579)	$142,286
	Other non-interest loss (1)	(7,279)	(16,691)	(19,256)
	Other operating expenses (2)	(94,273)	(94,053)	(87,316)
	Income (loss) before income taxes	91,638	(159,323)	35,714
	Income tax benefit (expense)	300,649	(5,164)	(5,932)
	Total consolidated net income (loss)	$392,287	$(164,487)	$29,782
	Average assets:
	Total average earning assets for segments	$12,046,932	$12,164,188	$12,236,179
	Other average earning assets (1)	1,943	18,089	36,706
	Average non-earning assets	598,570	630,184	693,489
	Total consolidated average assets	$12,647,445	$12,812,461	$12,966,374

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

	The following table presents revenues (interest income plus non-interest income) and selected balance sheet data by geography based on the location in which the transaction is originated:

		2014	2013	2012
		(In thousands)

	Revenues:
	Puerto Rico	$588,744	$533,302	$579,949
	United States	58,979	47,551	51,271
	Virgin Islands	47,574	49,446	55,948
	Total consolidated revenues	$695,297	$630,299	$687,168

	Selected Balance Sheet Information:
	Total assets:
	Puerto Rico	$10,969,305	$10,993,743	$11,421,073
	United States	1,072,962	940,590	913,831
	Virgin Islands	685,568	722,592	764,837
	Loans:
	Puerto Rico	$7,706,866	$8,173,873	$8,706,428
	United States	982,713	865,414	714,234
	Virgin Islands	649,813	672,852	718,846
	Deposits:
	Puerto Rico (1)	$6,687,844	$7,053,053	$7,004,301
	United States	1,836,430	1,895,394	1,921,066
	Virgin Islands	959,671	931,477	939,179

(1)	For 2014, 2013, and 2012, includes $2.9 billion, $3.1 billion, and $3.4 billion, respectively, of brokered CDs allocated to Puerto Rico operations.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 32- FIRST BANCORP. (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

The following condensed financial information presents the financial position of the Holding Company only as of December 31, 2014 and 2013, and the results of its operations and cash flows for the years ended on December 31, 2014, 2013, and 2012:

Statements of Financial Condition

	As of December 31,
	2014	2013
	(In thousands)

Assets
Cash and due from banks	$30,380	$31,957
Money market investments	6,111	6,111
Investment securities available for sale, at market:
Equity investments	-	33
Other investment securities	285	285
Loans held for investment, net	322	356
Investment in First Bank Puerto Rico, at equity	1,866,090	1,403,612
Investment in First Bank Insurance Agency, at equity	11,890	9,834
Investment in FBP Statutory Trust I	3,093	3,093
Investment in FBP Statutory Trust II	3,866	3,866
Other assets	4,357	4,101
Total assets	$1,926,394	$1,463,248

Liabilities and Stockholders' Equity
Liabilities:
Other borrowings	$231,959	$231,959
Accounts payable and other liabilities	22,692	15,431
Total liabilities	254,651	247,390

Stockholders' equity	1,671,743	1,215,858
Total liabilities and stockholders' equity	$1,926,394	$1,463,248

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Statements of Income (Loss)

	Year Ended December 31,
	2014	2013	2012
	(In thousands)

Income
Interest income on money market investments	$20	$22	$17
Interest income on other investments	-	-	6
Other income	220	88	220
	240	110	243

Expense
Notes payable and other borrowings	7,199	7,092	7,342
Other operating expenses	2,614	5,813	3,398
	9,813	12,905	10,740
Loss on sale and impairment on equity securities	(29)	(42)	-

Loss before income taxes and equity in undistributed earnings
(losses) of subsidiaries	(9,602)	(12,837)	(10,497)
Equity in undistributed earnings (losses) of subsidiaries	401,889	(151,650)	40,279
Net Income (loss)	392,287	(164,487)	29,782

Other comprehensive income (loss) , net of tax	60,385	(107,168)	9,234

Comprehensive income (loss)	$452,672	$(271,655)	$39,016

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
		(In thousands)

Cash flows from operating activities:
Net income (loss)	$392,287	$(164,487)	$29,782

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	1,962	1,471	155
Equity in undistributed (earnings) losses of subsidiaries	(401,889)	151,650	(40,279)
Loss on sales/impairment of investment securities	29	186	-
Accretion of discount on loans	(3)	-	-
Net (increase) decrease in other assets	(260)	774	(1,403)
Net increase in other liabilities	7,261	7,146	7,166
Net cash used in operating activities	(613)	(3,260)	(4,579)

Cash flows from investing activities:
Principal collected on loans	38	-	-
Proceeds from sales of available-for-sale securities	6	-	-
Proceeds from sale/redemption of other investment securities	-	533	-
Net cash provided by investing activities	44	533	-

Cash flows from financing activities:
Proceeds from common stock issued, net of costs	-	-	1,037
Repurchase of common stock	(946)	(455)	-
Issuance costs of common stock issued in exchange for preferred
stock Series A through E	(62)	-	-
Net cash (used in) provided by financing activities	(1,008)	(455)	1,037

Net decrease in cash and cash equivalents	(1,577)	(3,182)	(3,542)

Cash and cash equivalents at beginning of the year	38,068	41,250	44,792
Cash and cash equivalents at end of year	$36,491	$38,068	$41,250

Cash and cash equivalents include:
Cash and due from banks	$30,380	$31,957	$35,139
Money market instruments	6,111	6,111	6,111
	$36,491	$38,068	$41,250

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 33 – SUBSEQUENT EVENTS

Effective at the close of business on Friday, February 27, 2015, FirstBank acquired 10 Puerto Rico branches of Doral Bank’s, assumed approximately $625 million in deposits related to such branches and purchased approximately $325 million in performing residential mortgage loans through an alliance with Banco Popular of Puerto Rico (“Popular”) who was the successful lead bidder with the FDIC on the failed Doral Bank.

Under the FDIC’s bidding format, Popular was the lead bidder and party to the purchase and assumption agreement with the FDIC covering all assets and deposits to be acquired by Popular and its alliance co-bidders. Popular entered into back to back purchase and assumption agreements with the alliance co-bidders, including FirstBank, for the transferred assets and deposits.  Pursuant to the terms of the purchase and assumption agreement, FirstBank purchased the loans at an aggregate discount of 9.0%, or approximately $29 million, and assumed the deposits at a premium of 1.6%, or approximately $10 million.  These numbers, which are as of December 31, 2014, are subject to post-closing adjustments based on closing date totals and purchase accounting adjustments.  There is no loss-share with the FDIC related to the acquired assets.

FirstBank entered into a transition services agreement with Popular that enables FirstBank to receive services reasonably necessary to operate the acquired branches during the transition period in a manner consistent with market practice, including the servicing of residential mortgage loans until the acquired assets are converted to FirstBank’s operating system, which is anticipated to occur within the next 6 months. Upon completion of the acquisition, the Corporation and FirstBank remained well in excess of “well capitalized” under the applicable regulatory standards, with no additional capital required to support this transaction. The transaction is expected to be accretive to earnings.

The Corporation has performed an evaluation of all other events occurring subsequent to December 31, 2014; management has determined there are no additional events occurring in this period that required disclosure in or adjustment to the accompanying financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

First BanCorp.’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of First BanCorp.’s disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2014, the Corporation’s disclosure controls and procedures were effective and provide reasonable assurance that the information required to be disclosed by the Corporation in reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and reported to the Corporation’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management’s report on Internal Control over Financial Reporting is included in Item 8 and incorporated herein by reference. Management has conducted an assessment of the Corporation’s internal control over financial reporting at December 31, 2014 based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that assessment, Management concluded that the Corporation’s internal control over financial reporting was effective at December 31, 2014.

On May 14, 2013, COSO issued an updated version of its Internal Control – Integrated Framework (the “2013 Framework”). Updates to the Framework were intended to clarify internal control concepts and simplify their use and application. The COSO Board announced that it would continue to make the original 1992 Framework available until December 15, 2014. After that date, COSO considers the 1992 Framework suspended. Concurrent with the 2013 Framework release, COSO indicated that organizations reporting externally should clearly disclose whether the original Framework or the updated Framework was utilized. The Corporation is currently transitioning to the 2013 Framework as it relates to Internal Controls over Financial Reporting.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes to the Corporation’s internal control over financial reporting during our most recent quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference from the sections entitled “Information with Respect to Nominees Standing for Election as Directors and with respect to Executive Officers of the Corporation,” “Corporate Governance and Related Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in First BanCorp.’s definitive Proxy Statement for use in connection with its 2015 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days of the close of First BanCorp.’s 2014 fiscal year.

Item 11. Executive Compensation.

Information in response to this Item is incorporated herein by reference from the sections entitled “Compensation Committee Interlocks and Insider Participation,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Executive Compensation Disclosure” and “Compensation Committee Report” in First BanCorp.’s Proxy Statement to be filed with the SEC within 120 days of the close of First BanCorp.’s 2014 fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in First BanCorp.’s Proxy Statement to be filed with the SEC within 120 days of the close of First BanCorp.’s 2014 fiscal year and by reference to the section entitled “Securities authorized for issuance under equity compensation plans” in Part II, Item 5 of this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item is incorporated herein by reference from the sections entitiled “Certain Relationships and Related Person Transactions” and “Corporate Governance and Related Matters” in First BanCorp.’s Proxy Statement to be filed with the SEC within 120 days of the close of First BanCorp.’s 2014 fiscal year.

Item 14. Principal Accounting Fees and Services.

Audit Fees

Information in response to this Item is incorporated herein by reference from the section entitled “Audit Fees” and “Audit Committee Report” in First BanCorp.’s Proxy Statement to be filed with the SEC within 120 days of the close of First BanCorp.’s 2014 fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules

  (a) List of documents filed as part of this report.

(1) Financial Statements.

The following consolidated financial statements of First BanCorp., together with the report thereon of First BanCorp.’s independent registered public accounting firm, KPMG LLP, dated March 16, 2015, are included in Item 8 of this report:

– Report of KPMG LLP, Independent Registered Public Accounting Firm.

–Attestation Report of KPMG LLP, Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

–Consolidated Statements of Financial Condition as of December 31, 2014 and 2013.

–Consolidated Statements of Income (Loss) for Each of the Three Years in the Period Ended December 31, 2014.

– Consolidated Statements of Comprehensive Income (Loss) for each of the Three Years in the Period Ended December 31, 2014.

– Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2014.

– Consolidated Statements of Changes in Stockholders’ Equity for Each of the Three Years in the Period Ended December 31, 2014.

– Notes to the Consolidated Financial Statements.

(2) Financial statement schedules.

All financial schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      (b) Exhibits listed below are filed herewith as part of this Form 10-K or are incorporated herein by reference.

(c) The separate financial statements of CPG/GS PR NPL, LLC as of December 31, 2014 and 2013 and for the fiscal years ended December 31, 2014, 2013, and 2012, required to be filed pursuant to Rule 3-09 of Regulation S-X, are filed as Exhibit 99.3 hereto.

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
10.40 10.41 10.42 10.43

Offer Letter between First BanCorp and David I. Matson incorporated by reference from Exhibit 10.1 of the Form 8-K filed on October 1, 2013.

Offer Letter between First BanCorp and Juan Acosta Reboyras incorporated by reference from Exhibit 10.1 of the Form 8-K filed on September 3, 2014.

Offer Letter between First BanCorp and Luz A. Crespo incorporated by reference from Exhibit 10.1 of the Form 8-K filed on February 9, 2015.

Non – management Chairman of the Board Compensation Structure, incorporated by reference from Exhibit 10.1 of the Form 10-Q for the quarter ended September 30, 2014 filed by First BanCorp on November 10, 2014.

12.1	Ratio of Earnings to Fixed Charges
12.2	Ratio of Earnings to Fixed Charges and Preference Dividends
14.1	Code of Ethics for CEO and Senior Financial Officers, incorporated by reference from Exhibit 3.2 of the Form 10-K for the fiscal year ended December 31, 2008 filed by First BanCorp on March 2, 2009.
21.1	List of First BanCorp’s subsidiaries
23.1	Consent of KPMG LLP
23.2	Consent of PricewaterhouseCoopers LLP – Financial statements of CPG/GS PR NPL, LLC
31.1	Section 302 Certification of the CEO
31.2	Section 302 Certification of the CFO
32.1	Section 906 Certification of the CEO
32.2	Section 906 Certification of the CFO
99.1	Certification of the CEO Pursuant to Section III(b)(4) of the Emergency Stabilization Act of 2008 and 31 CFR § 30.15.
99.2	Certification of the CFO Pursuant to Section III(b)(4) of the Emergency Stabilization Act of 2008 and 31 CFR § 30.15.
99.3	Financial statements of CPG/GS PR NPL, LLC as of December 31, 2014 and 2013 and for the fiscal years ended December 31, 2014, 2013, and 2012.
Exhibit 101.INS	XBRL Instance Document, filed herewith.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith.
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST BANCORP.

By:	/s/ Aurelio Alemán	Date: 3/16/15
Aurelio Alemán
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Aurelio Alemán	Date: 3/16/15
Aurelio Alemán
President, Chief Executive Officer and Director

/s/ Orlando Berges	Date: 3/16/15
Orlando Berges, CPA
Executive Vice President and Chief Financial Officer

/s/ Roberto R. Herencia	Date: 3/16/15
Roberto R. Herencia,
Director and Chairman of the Board

/s/ José Menéndez-Cortada	Date: 3/16/15
José Menéndez-Cortada, Director

/s/ Thomas Martin Hagerty	Date: 3/16/15
Thomas Martin Hagerty,
Director

/s/ Robert T. Gormley	Date: 3/16/15
Robert T. Gormley,
Director

/s/ Michael P. Harmon	Date: 3/16/15
Michael P. Harmon,
Director

/s/ David Matson	Date: 3/16/15
David Matson,
Director

/s/ Luz A. Crespo	Date: 3/16/15
Luz A. Crespo
Director

/s/ Juan Acosta Reboyras	Date: 3/16/15
Juan Acosta Reboyras,
Director

/s/ Pedro Romero	Date: 3/16/15
Pedro Romero, CPA
Senior Vice President and Chief Accounting Officer