Form 10-Q
period 2015-03-31
FIRST BANCORP /PR/
filed 2015-05-11
CIK 1057706

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

______________

FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Common stock:  213,810,782 shares outstanding as of April 30, 2015.

FIRST BANCORP.

INDEX PAGE

Forward Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”),which are subject to the safe harbor created by such sections.  When used in this Form 10-Q or future filings by First BanCorp. (the “Corporation”) with the U.S. Securities and Exchange Commission (“SEC”), in the Corporation’s press releases or in other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the word or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “should,” “anticipate” and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance are meant to identify “forward-looking statements.”

First BanCorp. wishes to caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and to advise readers that various factors, including but not limited to the following, could cause actual results to differ materially from those expressed in, or implied by, such “forward-looking statements”:

•                   uncertainty about whether the Corporation will be able to continue to fully comply with the written agreement dated June 3, 2010 (the “Written Agreement”) that the Corporation entered into with the Federal Reserve Bank of New York (the “New York FED” or “Federal Reserve”) that, among other things, requires the Corporation to serve as a source of strength to FirstBank Puerto Rico (“FirstBank” or “the Bank”) and that, except with the consent generally of the New York FED and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) prohibits the Corporation from paying dividends to stockholders or receiving dividends from FirstBank, making payments on trust preferred securities or subordinated debt and incurring, increasing or guaranteeing debt or repurchasing any capital securities.

•                   uncertainty as to the availability of certain funding sources, such as retail brokered certificates of deposit (“brokered CDs”);

•                   the Corporation’s reliance on brokered CDs to fund operations and provide liquidity;

•                   the risk of not being able to fulfill the Corporation’s cash obligations or resume paying dividends to the Corporation’s stockholders in the future due to the Corporation’s need to receive approval from the New York FED and the Federal Reserve Board to receive dividends from FirstBank or FirstBank’s failure to generate sufficient cash flow to make a dividend payment to the Corporation;

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

•                   additional adverse changes in general economic conditions in Puerto Rico, the United States (“U.S.”), and the U.S. Virgin Islands (“USVI”), and British Virgin Islands (“BVI”), including the interest rate environment, market liquidity, housing absorption rates, real estate prices, and disruptions in the U.S. capital markets, which has reduced interest margins and affected funding sources, and has affected demand for all of the Corporation’s products and services and reduced the Corporation’s revenues and earnings, and the value of the Corporation’s assets, and may once again have those effects;

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

•                   changes in the fiscal and monetary policies and regulations of the U.S. federal government and the Puerto Rico and other governments, including those determined by the Federal Reserve Board, the New York Fed, the FDIC, government-sponsored housing agencies, and regulators in Puerto Rico, the USVI and the BVI;

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

•                   the impact on the Corporation’s results of operations and financial condition of acquisitions and dispositions, including the recent acquisition of loans and branches of Doral Bank as well as the assumption of deposits at the branches;

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

Investors should refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, as well as “Part II, Item 1A, Risk Factors” in this quarterly report on Form 10-Q, for a discussion of such factors and certain risks and uncertainties to which the Corporation is subject.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31, 2015	December 31, 2014
(In thousands, except for share information)
ASSETS
Cash and due from banks	$767,471	$779,147
Money market investments:
Time deposits with other financial institutions	300	300
Other short-term investments	216,665	16,661
Total money market investments	216,965	16,961
Investment securities available for sale, at fair value:
Securities pledged that can be repledged	1,001,725	1,025,966
Other investment securities	972,501	939,700
Total investment securities available for sale	1,974,226	1,965,666
Other equity securities	26,185	25,752
Loans, net of allowance for loan and lease losses of $226,064
(2014 - $222,395)	9,259,308	9,040,041
Loans held for sale, at lower of cost or market	81,723	76,956
Total loans, net	9,341,031	9,116,997
Premises and equipment, net	166,799	166,926
Other real estate owned	122,628	124,003
Accrued interest receivable on loans and investments	49,302	50,796
Other assets	483,312	481,587
Total assets	$13,147,919	$12,727,835
LIABILITIES
Non-interest-bearing deposits	$1,175,943	$900,616
Interest-bearing deposits	8,665,095	8,583,329
Total deposits	9,841,038	9,483,945
Securities sold under agreements to repurchase	900,000	900,000
Advances from the Federal Home Loan Bank (FHLB)	325,000	325,000
Other borrowings	231,959	231,959
Accounts payable and other liabilities	144,172	115,188
Total liabilities	11,442,169	11,056,092
STOCKHOLDERS' EQUITY
Preferred stock, authorized, 50,000,000 shares:
Non-cumulative Perpetual Monthly Income Preferred Stock:
issued 22,004,000 shares, outstanding 1,444,146 shares, aggregate
liquidation value of $36,104	36,104	36,104
Common stock, $0.10 par value, authorized, 2,000,000,000 shares;
issued, 214,618,015 shares (2014 - 213,724,749 shares issued)	21,462	21,372
Less: Treasury stock (at par value)	(79)	(74)
Common stock outstanding, 213,827,258 shares outstanding (2014 - 212,984,700
shares outstanding)	21,383	21,298
Additional paid-in capital	917,203	916,067
Retained earnings, includes legal surplus reserve of $40.0 million	742,271	716,625
Accumulated other comprehensive loss, net of tax of $7,752	(11,211)	(18,351)
Total stockholders' equity	1,705,750	1,671,743
Total liabilities and stockholders' equity	$13,147,919	$12,727,835

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended
	March 31, 2015	March 31, 2014
(In thousands, except per share information)
Interest and dividend income:
Loans	$139,344	$144,843
Investment securities	12,604	15,228
Money market investments	537	500
Total interest income	152,485	160,571
Interest expense:
Deposits	17,694	20,299
Securities sold under agreements to repurchase	6,393	6,368
Advances from FHLB	934	824
Notes payable and other borrowings	1,817	1,760
Total interest expense	26,838	29,251
Net interest income	125,647	131,320
Provision for loan and lease losses	32,970	31,915
Net interest income after provision for loan and lease losses	92,677	99,405
Non-interest income:
Service charges and fees on deposit accounts	4,555	4,127
Mortgage banking activities	3,618	3,368
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	-	-
Portion of other-than-temporary impairment losses previously recognized in
other comprehensive income	(156)	-
Net impairment losses on available-for-sale debt securities	(156)	-
Equity in loss of unconsolidated entity	-	(6,610)
Insurance commission income	3,022	2,571
Bargain purchase gain	13,443	-
Other non-interest income	8,247	7,894
Total non-interest income	32,729	11,350
Non-interest expenses:
Employees' compensation and benefits	35,654	32,898
Occupancy and equipment	14,349	14,318
Business promotion	2,868	3,973
Professional fees	15,218	10,493
Taxes, other than income taxes	3,001	4,575
Insurance and supervisory fees	6,860	10,990
Net loss on other real estate owned (OREO) and OREO operations	2,628	5,837
Credit and debit card processing expenses	3,957	3,824
Communications	1,608	1,879
Other non-interest expenses	5,585	3,998
Total non-interest expenses	91,728	92,785
Income before income taxes	33,678	17,970
Income tax expense	(8,032)	(887)
Net income	$25,646	$17,083
Net income attributable to common stockholders	$25,646	$17,462
Net income per common share:
Basic	$0.12	$0.08
Diluted	$0.12	$0.08
Dividends declared per common share	$-	$-

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended
	March 31,	March 31,
	2015	2014
(In thousands)

Net income	$25,646	$17,083

Available-for-sale debt securities on which an other-than-temporary impairment has been recognized:
Subsequent unrealized gain on debt securities on which an
other-than-temporary impairment has been recognized	689	913
Reclassification adjustment for other-than-temporary impairment
on debt securities included in net income	156	-
All other unrealized holding gains on available-for-sale securities arising during the period	6,295	21,626
Other comprehensive income for the period, net of tax	7,140	22,539
Total comprehensive income	$32,786	$39,622

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended
	March 31, 2015	March 31, 2014
(In thousands)
Cash flows from operating activities:
Net income	$25,646	$17,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,306	5,453
Amortization of intangible assets	1,093	1,235
Provision for loan and lease losses	32,970	31,915
Deferred income tax expense (benefit)	2,060	(700)
Stock-based compensation	1,457	717
Bargain purchase gain	(13,443)	-
Other-than-temporary impairments on debt securities	156	-
Equity in loss of unconsolidated entity	-	6,610
Derivative instruments and financial liabilities measured at fair value, unrealized loss (gain)	72	(148)
Gain on sale of premises and equipment and other assets	(194)	(25)
Net gain on sales of loans	(1,689)	(2,017)
Net amortization/accretion of premiums, discounts and deferred loan fees and costs	(673)	(477)
Originations and purchases of loans held for sale	(89,425)	(72,748)
Sales and repayments of loans held for sale	87,051	72,865
Amortization of broker placement fees	1,335	1,785
Net amortization/accretion of premium and discounts on investment securities	1,269	(284)
Increase in accrued income tax payable	5,481	1,476
Decrease in accrued interest receivable	1,953	4,992
Increase in accrued interest payable	1,000	2,106
(Increase) decrease in other assets	3,081	8,657
Increase (decrease) in other liabilities	11,007	(4,987)
Net cash provided by operating activities	75,513	73,508

Cash flows from investing activities:
Principal collected on loans	751,062	776,086
Loans originated and purchased	(705,621)	(774,764)
Proceeds from sales of loans held for investment	2,230	16,558
Proceeds from sales of repossessed assets	18,446	12,262
Purchases of securities available for sale	(56,429)	(76,253)
Proceeds from principal repayments and maturities of securities available for sale	53,596	45,422
Additions to premises and equipment	(3,027)	(7,696)
Proceeds from sale of premises and equipment and other assets	2,492	25
Net cash received from acquisition	217,659	-
Purchases of other equity securities	(433)	-
Net cash provided by (used in) investing activities	279,975	(8,360)

Cash flows from financing activities:
Net (decrease) increase in deposits	(166,924)	120,977
Repurchase of outstanding common stock	(236)	(246)
Issuance costs of common stock issued in exchange for preferred stock Series A through E	-	(53)
Net cash (used in) provided by financing activities	(167,160)	120,678
Net increase in cash and cash equivalents	188,328	185,826
Cash and cash equivalents at beginning of period	796,108	655,671
Cash and cash equivalents at end of period	$984,436	$841,497

Cash and cash equivalents include:
Cash and due from banks	$767,471	$824,547
Money market instruments	216,965	16,950
	$984,436	$841,497

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Quarter Ended
	March 31,	March 31,
	2015	2014
(In thousands)
Preferred Stock
Balance at beginning of period	$36,104	$63,047
Exchange of preferred stock- Series A through E	-	(6,237)
Balance at end of period	36,104	56,810

Common Stock outstanding:
Balance at beginning of period	21,298	20,707
Common stock issued as compensation	8	6
Common stock withheld for taxes	(5)	(4)
Common stock issued in exchange for Series A through E preferred stock	-	107
Restricted stock grants	83	81
Restricted stock forfeited	(1)	-
Balance at end of period	21,383	20,897

Additional Paid-In-Capital:
Balance at beginning of period	916,067	888,161
Stock-based compensation	1,457	717
Common stock withheld for taxes	(231)	(242)
Common stock issued in exchange for Series A through E preferred stock	-	5,538
Reversal of issuance costs of Series A through E preferred stock exchanged	-	213
Issuance costs of common stock issued in exchange for Series A through E preferred stock	-	(53)
Restricted stock grants	(83)	(81)
Common stock issued as compensation	(8)	(6)
Restricted stock forfeited	1	-
Balance at end of period	917,203	894,247

Retained Earnings:
Balance at beginning of period	716,625	322,679
Net income	25,646	17,083
Excess of carrying amount of Series A though E preferred stock exchanged over
fair value of new shares of common stock	-	379
Balance at end of period	742,271	340,141

Accumulated Other Comprehensive Income (Loss), net of tax:
Balance at beginning of period	(18,351)	(78,736)
Other comprehensive income, net of tax	7,140	22,539
Balance at end of period	(11,211)	(56,197)

Total stockholders' equity	$1,705,750	$1,255,898

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Financial Statements (unaudited) of First BanCorp. (“the Corporation”) have been prepared in conformity with the accounting policies stated in the Corporation’s Audited Consolidated Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from these statements pursuant to the rules and regulations of the SEC and, accordingly, these financial statements should be read  in conjunction with the Audited Consolidated Financial Statements of the Corporation for the year ended December 31, 2014, which are included in the Corporation’s 2014 Annual Report on Form 10-K. All adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the statement of financial position, results of operations and cash flows for the interim periods have been reflected. All significant intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the quarter ended March 31, 2015 are not necessarily indicative of the results to be expected for the entire year.

Adoption of new accounting requirements and recently issued but not yet effective accounting requirements

The Financial Accounting Standards Board (“FASB”) has issued the following accounting pronouncements and guidance relevant to the Corporation’s operations:

In January 2014, the FASB updated the Accounting Standards Codification (the “Codification”) to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan so that the loan should be derecognized and the real estate property recognized in the financial statements. The Update clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan upon either: (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  In addition,  creditors are required to disclose on an annual and interim basis both (i) the amount of the foreclosed residential real estate property held and (ii) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments are effective for public business entities for annual periods beginning after December 15, 2014, and interim periods within those fiscal years. Early adoption is permitted. The guidance can be implemented using either a modified retrospective transition method or a prospective transition method. The Corporation adopted the provisions of this guidance on a prospective basis during the first quarter of 2015 without any material impact on the Corporation’s financial statements. Refer to Notes 7 and 10 for required disclosures.

In May 2014, the FASB updated the Codification to create a new, principle-based revenue recognition framework. The Update is the culmination of efforts by the FASB and the International Accounting Standards Board to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance describes a 5-step process entities can apply to achieve the core principle of revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information. The amendments are expect to become effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those reporting periods, as a result of the FASB’s recent issuance of a proposal to defer the effective date of the standard by one year.  Early adoption is not permitted. The Corporation is currently evaluating the impact that the adoption of this guidance will have on the presentation and disclosures in its financial statements.

In June 2014, the FASB updated the Codification to respond to stakeholders’ concerns about current accounting and disclosures for repurchase agreements and similar transactions. This Update requires two accounting changes. First, the Update changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the Update requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. Additionally, the Update introduces new disclosures to (i) increase transparency about the types of collateral pledged in secured borrowing transactions and (ii) enable users to better understand transactions in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. For public business entities, the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. All other accounting and disclosure amendments in the Update are effective for public business entities for the first interim or annual period beginning after December 15, 2014. The adoption of this guidance did not have a material effect on the Corporation’s financial statements.

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

In August 2014, the FASB updated the Codification to provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand such determination.  The Update is effective for all business entities for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Corporation expects the adoption of this guidance will have no impact on the Corporation’s financial position, results of operations, comprehensive income, cash flows and disclosures.

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

In January 2015, the FASB updated the Codification to eliminate from GAAP the concept of extraordinary items as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative).  Under current GAAP, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. In order to be classified as an extraordinary item, the event or transaction must be: (i) unusual in nature, and (ii) infrequent in occurrence.  Before the update was issued, an entity was required to segregate these items from the results of ordinary operations and show the items separately in the income statement, net of tax, after income from continuing operations. This Update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption in an interim period is permitted. The Corporation expects the adoption of this guidance will have no impact on the Corporation’s consolidated financial statements.

In February 2015, the FASB updated the Codification to eliminate the deferral of FAS 167, which has allowed reporting entities with interests  in certain investment funds to follow the previous consolidation guidance in FIN 46(R), and  to make other changes to both the variable interest model and the voting model. While the Update is aimed at asset managers, it will affect all reporting entities involved with limited partnerships or similar entities. In some cases, consolidation conclusions will change. In other cases, reporting entities will need to provide additional disclosure about entities that currently are not considered VIEs but will be considered VIEs under the new guidance when they have a variable interest  in those VIEs.  Regardless of whether conclusions change or additional disclosure requirements are triggered, reporting entities will need to re-evaluate limited partnerships or similar entities for consolidation and revise their documentation. For public business entities, the Update is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. A reporting entity must apply the amendments retrospectively. The Corporation is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements, if any.

In April 2015, the FASB updated the Codification  to clarify that customers should determine whether a cloud computing arrangement includes the license of software by applying the same guidance cloud service providers use to make this determination. Examples of cloud computing arrangements include software as a service, platform as a service, infrastructure as a service and other hosting arrangements. If a hosting arrangement includes a software license for internal use software, the software license should be accounted for by the customer under ASC 350-40. A license of software other than internal use software would be accounted for by the customer under other U.S. GAAP (e.g., a research and development cost and software to be sold, leased or otherwise marketed). If a hosting arrangement includes a software licenses, then that would be in addition to any service contract in the arrangement. Hosting arrangements that do not include software licenses should be accounted for as service contracts. The Update also eliminates the existing requirement for customers to account for software licenses they acquire by analogizing to the guidance on leases. Instead, customers will account for software licenses that are in the scope of ASC 350-40 in the same manner as licenses of other intangible assets. Entities have the option of applying the guidance (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. Entities that elect prospective application are required to disclose the reason for the change in accounting principle, the transition method, and a description of the financial statement line items affected by the change. Entities that elect retrospective application must disclose the information required by ASC 250. For public business entities, the guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Corporation is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements, if any.

NOTE 2 – BUSINESS COMBINATION

On February 27, 2015, FirstBank acquired 10 Puerto Rico branches of Doral Bank, assumed $522.7 million in deposits related to such branches, acquired approximately $324.8 million in principal balance of loans, primarily residential mortgage loans, acquired $5.5 million of property, plant and equipment and received $217.7 million of cash, through an alliance with Banco Popular of Puerto Rico (“Popular”), who was the successful lead bidder with the FDIC on the failed Doral Bank, as well as other co-bidders (the “Doral Bank Transaction”). This transaction solidified FirstBank as the second largest bank in Puerto Rico, enhanced FirstBank’s presence in geographical areas in Puerto Rico with growth potential for deposits and mortgage originations, two of the main business strategies of the institution, and provides a stable source of low-cost deposits that are expected to support and enhance future growth activities.

Under the FDIC’s bidding format, Popular was the lead bidder and party to the purchase and assumption agreement with the FDIC covering all assets and deposits to be acquired by Popular and its alliance co-bidders. Popular entered into back to back purchase assumption agreements with the alliance co-bidders, including FirstBank, for the transferred assets and deposits. There is no loss-share arrangement with the FDIC related to the acquired assets.

The Corporation accounted for this transaction as a business combination. The following table identifies the fair value of assets acquired and liabilities assumed from Doral Bank on February 27, 2015:

Asset/Liabilities
(at Fair Value)
(In thousands)

ASSETS
Cash	$217,659
Loans	311,410
Premises and equipment, net	5,450
Core Deposit Intangible	5,820
Total assets acquired	540,339

LIABILITIES
Deposits	523,517
Other liabilities	3,379
Net assets - Bargain purchase gain	$13,443

The application of the acquisition-method of accounting resulted in a bargain purchase gain of $13.4 million, which is included in non-interest income in the Corporation’s consolidated statement of income for the quarter ended March 31, 2015, and a core deposit intangible of $5.8 million. The net after-tax gain of $8.2 million represents the excess of the estimated fair value of the assets acquired (including cash payments received from the FDIC) over the estimated fair value of the liabilities assumed and is influenced significantly by the FDIC-assisted transaction process.

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above:

Cash and due from banks – The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets. This balance primarily represents the cash settlement received from Popular for the net equity received, assets discount bid and other customary closing adjustments.

Loans – Fair values for loans were based on a discounted cash flow methodology that uses market-driven assumptions such as prepayment rate, default rate, and loss severity on a loan level basis.  The forecasted cash flows are then discounted by yields observed in sales of similar portfolios in Puerto Rico and the continental U.S.

The Corporation evaluated the residential mortgage loans acquired and determined that $227.9 million are non-credit impaired purchased loans and have been accounted in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs, and were recorded with a premium of $1.3 million. The remaining approximately $93.3 million of residential mortgage loans excluded were considered purchased credit impaired loans within the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, and were recorded with a $13.4 million discount. These purchased credit impaired loans will recognize interest income through accretion of the difference between the fair value of the loans and the expected cash flows.

Core deposit intangible – This intangible asset represents the value of the relationships that Doral Bank had with its deposit customers. The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base, and the net maintenance cost attributable to customer deposits. The Corporation recorded $5.8 million of core deposit intangible.

Deposits – The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition, equal the amount payable on demand at the acquisition date.  The fair value adjustment of $0.8 million was applied for time deposits because the estimated weighted average interest rate of the assumed certificates of deposits were estimated to be above the current market rates.

ASC Topic 805 requires the measurement of all recognized assets acquired and liabilities assumed in a business combination at their acquisition-date fair values. Accordingly, the Corporation initially recorded amounts for the fair values of the assets acquired and liabilities assumed based on the best information available at the acquisition date. The Corporation may retrospectively adjust these amounts to reflect new information obtained during the measurement period (not to exceed 12 months) about facts and circumstances that existed as of the acquisition date that, if known, would have affected the acquisition-date fair value measurements. Any retrospective adjustments to acquisition date fair values will affect the bargain purchase gain recognized. During the first quarter of 2015, the Corporation incurred $3.9 million of expenses related to this transaction, primarily included in professional fees expenses in the consolidated statement of income, of which $2.1 million represents acquisition and conversion costs that are considered non-recurring in nature.

The Corporation’s operating results for the quarter ended March 31, 2015, include the operating results of the acquired assets and assumed liabilities subsequent to the acquisition date. The Corporation also considered the pro forma requirements of ASC 805 and deemed it not necessary to provide pro forma financial statements as required under the standard for the Doral Bank transaction as is was not material to the Corporation.

NOTE 3 – EARNINGS PER COMMON SHARE

The calculations of earnings per common share for the quarters ended on March 31, 2015 and 2014 are as follows:

	Quarter Ended
	March 31,	March 31,
	2015	2014
	(In thousands, except per share information)
Net income	$25,646	$17,083
Favorable impact from issuing common stock in exchange for
Series A through E preferred stock (1)	-	379
Net income attributable to common stockholders	$25,646	$17,462

Weighted-Average Shares:
Average common shares outstanding	210,686	205,732
Average potential dilutive common shares	2,060	1,144
Average common shares outstanding-assuming dilution	212,746	206,876

Income per common share:
Basic	$0.12	$0.08
Diluted	$0.12	$0.08

(1)	Excess of carrying amount of the Series A through E preferred stock exchanged over the fair value of new common shares issued in the first quarter of 2014.

Earnings per common share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares issued and outstanding. Net income attributable to common stockholders represents net income adjusted for any preferred stock dividends, including any dividends declared, and any cumulative dividends related to the current dividend period that have not been declared as of the end of the period. For the first quarter of 2014, net income attributable to common stockholders includes the one-time effect to retained earnings of the issuance of common stock in exchange for Series A through E preferred stock. This transaction is discussed in Note 19 to the unaudited consolidated financial statements. Basic weighted average common shares outstanding exclude unvested shares of restricted stock.

Potential common shares consist of common stock issuable under the assumed exercise of stock options, unvested shares of restricted stock, and outstanding warrants using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from the exercise, in addition to the amount of compensation cost attributable to future services, are used to purchase common stock at the exercise date. The difference between the numbers of potential shares issued and potential shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options, unvested shares of restricted stock, and outstanding warrants that result in lower potential shares issued than potential shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share. Stock options not included in the computation of outstanding shares because they were antidilutive amounted to 69,848 and 88,640 for the quarters ended March 31, 2015 and 2014, respectively.

NOTE 4 – STOCK-BASED COMPENSATION

As of January 21, 2007, the Corporation’s 1997 stock option plan expired and no additional awards could be granted under that plan.  All outstanding awards granted under this plan have continue in full force and effect since then, subject to their original terms.

The activity of stock options granted under the 1997 stock option plan for the quarter ended March 31, 2015 is set forth below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)

Beginning of period outstanding
and exercisable	82,575	$187.75
Options expired	(11,395)	358.80
Options cancelled	(1,332)	164.10
End of period outstanding and
exercisable	69,848	$160.30	1.3	$-

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

    Under the Omnibus Plan, during the first quarter of 2015, 30,068 shares of restricted stock were awarded to one of the Corporation’s independent directors of which 4,295 shares vest in one year and the remaining 25,773 shares vest in five years.  In addition, in the first quarter of 2015, the Corporation issued 791,464 shares of restricted stock that will vest based on the employees’ continued service with the Corporation. For 40,000 of the 791,464 shares awarded to employees, the requisite service period is approximately three months. For the remaining 751,464 shares granted to employees, fifty percent (50%) of those shares vest in two years from the grant date and the remaining 50% percent vest in three years from the grant date. Included in those 751,464 shares of restricted stock are 615,464 shares granted to certain senior officers consistent with the requirements of the Troubled Asset Relief Program (“TARP”) Interim Final Rule, which permit TARP recipients to grant “long-term restricted stock” without violating the prohibition on paying or accruing a bonus payment provided that: (i) the value of the grant may not exceed one-third of the amount of the employee’s annual compensation, (ii) no portion of the grant may vest before two years after the grant date, and (iii) the grant must be subject to a further restriction on transfer or payment as described below. Specifically, the stock that has otherwise vested may not become transferable at any time earlier than as permitted under the schedule set forth by TARP, which is based on the repayment in 25% increments of the aggregate financial assistance received from the U.S. Treasury. Hence, notwithstanding the vesting period mentioned above, the employees covered by TARP are restricted from transferring the shares. The U.S. Treasury confirmed that, effective March 2014, it has recovered more than a 25% of its investment in First BanCorp. Therefore, the restriction on transfer relating to 25% of the shares granted under TARP requirements was released.

     The fair value of the shares of restricted stock granted in the first quarter of 2015 was based on the market price of the Corporation’s outstanding common stock on the date of the grant. For the 615,464 shares of restricted stock granted under the TARP requirements, the market price was discounted due to account for TARP transferability restrictions. For purposes of determining the awards fair value, the Corporation estimated an appreciation of 14% in the value of the common stock using the Capital Asset Pricing Model as a basis of what would be a market participant’s expected return on the Corporation’s stock and assumed that the Treasury would hold the common stock of the Corporation that it currently owns for a period not to exceed one year, resulting in a fair value of $3.18 for restricted shares granted under the TARP requirements. Also, the Corporation used empirical data to estimate employee terminations; separate groups of employees that have similar historical exercise behavior were considered separately for valuation purposes.

   The following table summarizes the restricted stock activity in 2015 under the Omnibus Plan for both executive officers covered by the TARP requirements and other employees as well as for the independent directors:

	Quarter Ended
	March 31, 2015
	Number of
	shares of	Weighted-Average
	restricted	Grant Date
	stock	Fair Value

Non-vested shares at beginning of period	2,327,156	$3.39
Granted	821,532	3.92
Forfeited	(8,500)	5.07
Vested	(63,750)	4.00
Non-vested shares at March 31, 2015	3,076,438	$3.51

    For the quarters ended March 31, 2015 and 2014, the Corporation recognized $1.0 million and $0.4 million, respectively, of stock-based compensation expense related to restricted stock awards. As of March 31, 2015, there was $6.0 million of total unrecognized compensation cost related to non-vested shares of restricted stock. The weighted average period over which the Corporation expects to recognize such cost is 2.3 years.

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

  The fair value of the shares of restricted stock granted in the first quarter of 2014 was based on the market price of the Corporation’s outstanding common stock on the date of the grant. For the 653,138 shares of restricted stock granted under the TARP requirements, the market price was discounted due to the postvesting restrictions. For purposes of computing the discount, the Corporation estimated an appreciation of 16% in the value of the common stock using the Capital Asset Pricing Model as a basis of what would be a market participant’s expected return on the Corporation’s stock and assumed that the Treasury would hold the common stock of the Corporation that it owned as of the date of the grants for an additional two years, resulting in a fair value of $2.63 for restricted shares granted under the TARP requirements.

Stock-based compensation accounting guidance requires the Corporation to develop an estimate of the number of share-based awards that will be forfeited due to employee or director turnover. Quarterly changes in the estimated forfeiture rate may have a significant effect on share-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period in which the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease in the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase in the expense recognized in the financial statements. When unvested options or shares of restricted stock are forfeited, any compensation expense previously recognized on the forfeited awards is reversed in the period of the forfeiture. Approximately $26 thousand and $5 thousand of compensation expense was reversed during the first quarter of 2015 and 2014, respectively, related to forfeited awards.

     Also, under the Omnibus Plan, effective April 1, 2013, the Corporation’s Board of Directors determined to increase the salary amounts paid to certain executive officers primarily by paying the increased salary amounts in the form of shares of the Corporation’s common stock, instead of cash. During the first quarter of 2015, the Corporation issued 80,234 shares of common stock with a weighted average market value of $6.02 as salary stock compensation. This resulted in a compensation expense of $0.4 million recorded in the first quarter of 2015.

  For the quarter ended March 31, 2015, the Corporation withheld 28,183 shares from the common stock paid to certain senior officers as additional compensation and 22,525 shares of the restricted stock that vested during the first quarter of 2015 to cover employees’ payroll and income tax withholding liabilities; these shares are held as treasury shares. The Corporation paid any fractional share of salary stock that the officer was entitled to in cash. In the consolidated financial statements, the Corporation treats shares withheld for tax purposes as common stock repurchases.

NOTE 5 – INVESTMENT SECURITIES

Investment Securities Available for Sale

The amortized cost, non-credit loss component of other-than-temporary impairment (“OTTI”) recorded in other comprehensive income (“OCI”), gross unrealized gains and losses recorded in OCI, approximate fair value, weighted average yield and contractual maturities of investment securities available for sale as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI	Gross		Fair value	Weighted average yield%
			Unrealized
			gains	losses
	(Dollars in thousands)

U.S. Treasury securities:
Due within one year	$7,500	$-	$-	$-	$7,500	0.11

Obligations of U.S.
government-sponsored
agencies:
After 1 to 5 years	278,054	-	318	1,918	276,454	1.25
After 5 to 10 years	102,745	-	850	1,037	102,558	1.93

Puerto Rico government
obligations:
After 1 to 5 years	39,836	-	-	16,922	22,914	4.49
After 5 to 10 years	875	-	-	-	875	5.20
After 10 years	24,821	-	1	7,148	17,674	5.37

United States and Puerto
Rico government
obligations:	453,831	-	1,169	27,025	427,975	1.90

Mortgage-backed securities:
FHLMC certificates:
After 1 to 5 years	432	-	46	-	478	4.95
After 10 years	304,628	-	2,733	560	306,801	2.17
	305,060	-	2,779	560	307,279	2.17

GNMA certificates:
Due within one year	17	-	-	-	17	3.52
After 1 to 5 years	55	-	2	-	57	3.93
After 5 to 10 years	24,189	-	956	-	25,145	3.62
After 10 years	316,122	-	21,942	-	338,064	3.85
	340,383	-	22,900	-	363,283	3.83
FNMA certificates:
After 1 to 5 years	3,743	-	155	-	3,898	3.37
After 5 to 10 years	16,924	-	646	31	17,539	2.90
After 10 years	814,520	-	10,059	2,251	822,328	2.35
	835,187	-	10,860	2,282	843,765	2.37

Other mortgage pass-through
trust certificates:
Over 5 to 10 years	108	-	-	-	108	7.26
After 10 years	43,012	11,296	-	-	31,716	2.15
	43,120	11,296	-	-	31,824	2.15
Total mortgage-backed
securities	1,523,750	11,296	36,539	2,842	1,546,151	2.65

Other (1)
After 1 to 5 years	100	-	-	-	100	1.50

Total investment securities
available for sale	$1,977,681	$11,296	$37,708	$29,867	$1,974,226	2.48

(1)		Represents investment in a Community Investment Fund.

	December 31, 2014
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI	Gross		Fair value	Weighted average yield%
			Unrealized
			gains	losses
	(Dollars in thousands)

U.S. Treasury securities:
Due within one year	$7,498	$-	$1	$-	$7,499	0.11

Obligations of U.S.
government-sponsored
agencies:
After 1 to 5 years	260,889	-	42	4,219	256,712	1.22
After 5 to 10 years	78,234	-	246	2,077	76,403	1.72

Puerto Rico government
obligations:
After 1 to 5 years	39,827	-	-	12,419	27,408	4.49
After 5 to 10 years	886	-	1	-	887	5.20
After 10 years	20,498	-	-	5,571	14,927	5.83

United States and Puerto
Rico government
obligations:	407,832	-	290	24,286	383,836	1.86

Mortgage-backed securities:
FHLMC certificates:
After 10 years	315,311	-	1,743	1,260	315,794	2.17

GNMA certificates:
After 1 to 5 years	39	-	1	-	40	3.26
After 5 to 10 years	17,108	-	501	-	17,609	3.65
After 10 years	338,842	-	20,957	-	359,799	3.83
	355,989	-	21,459	-	377,448	3.83
FNMA certificates:
After 1 to 5 years	4,160	-	181	-	4,341	3.40
After 5 to 10 years	9,584	-	521	5	10,100	3.49
After 10 years	837,597	-	7,756	4,854	840,499	2.36
	851,341	-	8,458	4,859	854,940	2.37

Other mortgage pass-through
trust certificates:
Over 5 to 10 years	111	-	1	-	112	7.27
After 10 years	45,677	12,141	-	-	33,536	2.17
	45,788	12,141	1	-	33,648	2.17
Total mortgage-backed
securities	1,568,429	12,141	31,661	6,119	1,581,830	2.66

Total investment securities
available for sale	$1,976,261	$12,141	$31,951	$30,405	$1,965,666	2.49

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

The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2015 and December 31, 2014. The tables also include debt securities for which an OTTI was recognized and only the amount related to a credit loss was recognized in earnings. Unrealized losses for which OTTI had been recognized have been reduced by any subsequent recoveries in fair value.

	As of March 31, 2015
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities:
Puerto Rico government obligations	$-	$-	$36,314	$24,070	$36,314	$24,070
U.S. government agencies obligations	4,999	-	261,252	2,955	266,251	2,955
Mortgage-backed securities:
FNMA	311,339	1,195	99,932	1,087	411,271	2,282
FHLMC	110,475	352	21,419	208	131,894	560
Other mortgage pass-through
trust certificates	-	-	31,716	11,296	31,716	11,296
	$426,813	$1,547	$450,633	$39,616	$877,446	$41,163

	As of December 31, 2014
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities:
Puerto Rico government obligations	$-	$-	$42,335	$17,990	$42,335	$17,990
U.S. government agencies obligations	46,436	74	257,996	6,222	304,432	6,296
Mortgage-backed securities:
FNMA	2,038	5	541,642	4,854	543,680	4,859
FHLMC	-	-	135,277	1,260	135,277	1,260
Other mortgage pass-through
trust certificates	-	-	33,536	12,141	33,536	12,141
	$48,474	$79	$1,010,786	$42,467	$1,059,260	$42,546

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

An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. The credit loss component of an OTTI, if any, is recorded as a component of net impairment losses on investment securities in the accompanying consolidated statements of income, while the remaining portion of the impairment loss is recognized in OCI, provided the Corporation does not intend to sell the underlying debt security and it is “more likely than not” that the Corporation will not have to sell the debt security prior to recovery.

Debt securities issued by U.S. government agencies, government-sponsored entities and the Treasury accounted for approximately 96% of the total available-for-sale portfolio as of March 31, 2015 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government.  The Corporation’s assessment for OTTI was concentrated mainly on private label mortgage-backed securities (“MBS”) with an amortized cost of $43.0 million for which credit losses are evaluated on a quarterly basis and on Puerto Rico Government obligations held as part of the available-for-sale securities portfolio.  The Corporation considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

The Corporation recorded OTTI losses on available-for-sale debt securities as follows:

	Private Label MBS
	Quarter ended March 31,
	2015	2014
(In thousands)
Total other-than-temporary impairment losses	$-	$-
Portion of other-than-temporary impairment losses
previously recognized in OCI	(156)	-
Net impairment losses recognized in earnings	$(156)	$-

The following table summarizes the roll-forward of credit losses on debt securities held by the Corporation for which a portion of an OTTI is recognized in OCI:
	Quarter ended March 31,
	2015	2014
(In thousands)
Credit losses at the beginning of the period	$5,777	$5,389
Additions:
Credit losses on debt securities for which an
OTTI was previously recognized	156	-

Ending balance of credit losses on debt securities held for
which a portion of an OTTI was recognized in OCI	$5,933	$5,389

For the first quarter of 2015, the $156 thousand credit related impairment loss is related to private label MBS, which are collateralized by fixed-rate mortgages on single-family residential properties in the United States. The interest rates on these private-label MBS are variable, tied to 3-month LIBOR and limited to the weighted-average coupon of the underlying collateral. The underlying mortgages are fixed-rate single-family loans with original high FICO scores (over 700) and moderate original loan-to-value ratios (under 80%), as well as moderate delinquency levels.

Based on the expected cash flows derived from the model, and since the Corporation does not have the intention to sell the securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs, only the credit loss component was reflected in earnings.  Significant assumptions in the valuation of the private label MBS were as follows:

	March 31, 2015		December 31, 2014
	Weighted		Weighted
	Average	Range	Average	Range

Discount rate	14.5%	14.5%	14.5%	14.5%
Prepayment rate	32%	18.04%-100.00%	32%	19.89%-100.00%
Projected Cumulative Loss Rate	7.3%	0.00%-80.00%	7.9%	0.64%-80.00%

     As of March 31, 2015, the Corporation held approximately $65.5 million of Puerto Rico government and agencies bond obligations, mainly bonds of the Government Development Bank (“GDB”) and the Puerto Rico Building Authority, as part of its available-for-sale investment securities portfolio, which were reflected at their aggregate fair value of $41.5 million.  During the first quarter of 2015, the fair value of these obligation decreased by $6.1 million. In February and March 2014, Standard & Poor’s (“S&P”), Moody’s Investor Service (“Moody’s”) and Fitch Ratings (“Fitch”) downgraded the Commonwealth of Puerto Rico general obligations bonds and other obligations of Puerto Rico instrumentalities to non-investment grade categories. In February and April 2015, Moody’s and S&P downgraded the Puerto Rico’s general obligation debt further and right now is rated seven notches below investment grade.

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

NOTE 6 – OTHER EQUITY SECURITIES

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

As of March 31, 2015 and December 31, 2014, the Corporation had investments in FHLB stock with a book value of $25.5 million. The net realizable value is a reasonable proxy for the fair value of these instruments. Dividend income from FHLB stock for each of the quarters ended March 31, 2015 and 2014 was $0.3 million.

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

The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities as of March 31, 2015 and December 31, 2014 was $0.7 million and $0.3 million, respectively.

NOTE 7 – LOANS HELD FOR INVESTMENT

The following provides information about the loan portfolio held for investment:

	March 31,	December 31,
	2015	2014
(In thousands)

Residential mortgage loans, mainly secured by first mortgages	$3,331,620	$3,011,187

Commercial loans:
Construction loans	124,440	123,480
Commercial mortgage loans	1,649,263	1,665,787
Commercial and Industrial loans (1)	2,442,867	2,479,437
Total Commercial loans	4,216,570	4,268,704

Finance leases	230,183	232,126

Consumer loans	1,706,999	1,750,419

Loans held for investment	9,485,372	9,262,436

Allowance for loan and lease losses	(226,064)	(222,395)

Loans held for investment, net	$9,259,308	$9,040,041

__________
(1)	As of March 31, 2015 and December 31, 2014, includes $1.1 billion of commercial loans that are secured by real estate but are not dependent upon the real estate for repayment.

Loans held for investment on which accrual of interest income had been discontinued as of the indicated dates were as follows:

(In thousands)	March 31,	December 31,
	2015	2014
Non-performing loans:
Residential mortgage	$172,583	$180,707
Commercial mortgage	142,385	148,473
Commercial and Industrial	186,500	122,547
Construction:
Land	14,091	15,030
Construction-residential	13,072	14,324
Consumer:
Auto loans	19,043	22,276
Finance leases	2,979	5,245
Other consumer loans	12,891	15,294
Total non-performing loans held for investment (1)(2)(3)	$563,544	$523,896

_______________
(1)	As of March 31, 2015 and December 31, 2014, excludes $54.6 million of non-performing loans held for sale.

(2)

Amount excludes purchased-credit impaired ("PCI") loans with a carrying value of approximately $181.1 million and $102.6 million as of March 31, 2015 and December 31, 2014, respectively, primarily mortgage loans acquired from Doral Bank in the first quarter of 2015 and second quarter of 2014, as further discussed below. These loans are not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using an estimated cash flow analysis.

(3)

Non-performing loans exclude $434.2 million and $494.6 million of Troubled Debt Restructuring ("TDR") loans that are in compliance with the modified terms and in accrual status as of March 31, 2015 and December 31, 2014, respectively.

Loans in Process of Foreclosure

    As of March 31, 2015, the recorded investment of residential mortgage loans collateralized by residential real estate property that are in the process of foreclosure amounted to $161.1 million. The Corporation commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent in accordance with Consumer Finance Protection Bureau Guidelines (CFPB). Foreclosure procedures and timelines vary depending on whether the property address resides on a judicial or non-judicial state. Judicial states (Puerto Rico) require the foreclosure to be processed through the state’s court while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law and Investor Guidelines. Occasionally foreclosures may be delayed due to mandatory mediations, bankruptcy, court delays and title issues, among other reasons.

The Corporation’s aging of the loans held for investment portfolio is as follows:

As of March 31, 2015
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)	Total Past Due	Purchased Credit-Impaired Loans	Current	Total loans held for investment	90 days past due and still accruing (2)
Residential mortgage:
FHA/VA and other government-guaranteed
loans (2)(3)(4)	$-	$8,200	$96,086	$104,286	$-	$51,376	$155,662	$96,086
Other residential mortgage loans (4)	-	88,209	191,014	279,223	177,601	2,719,134	3,175,958	18,431
Commercial:
Commercial and Industrial loans	22,933	3,193	207,063	233,189	-	2,209,678	2,442,867	20,563
Commercial mortgage loans (4)	-	1,564	165,778	167,342	3,279	1,478,642	1,649,263	23,393
Construction:
Land (4)	-	383	14,291	14,674	-	39,516	54,190	200
Construction-commercial	-	-	-	-	-	27,456	27,456	-
Construction-residential (4)	-	-	13,072	13,072	-	29,722	42,794	-
Consumer:
Auto loans	76,721	18,548	19,043	114,312	-	914,058	1,028,370	-
Finance leases	10,975	2,893	2,979	16,847	-	213,336	230,183	-
Other consumer loans	10,355	5,464	16,339	32,158	234	646,237	678,629	3,448
Total loans held for investment	$120,984	$128,454	$725,665	$975,103	$181,114	$8,329,155	$9,485,372	$162,121
_____________
(1)

Includes non-performing loans and accruing loans which are contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges fees until charged-off at 180 days.

(2)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the  principal repayment is insured. These balances include $30.1 million of residential mortgage loans insured by the FHA or guaranteed by the VA, which are over 18 months delinquent, and are no longer accruing interest as of March 31, 2015.

(3)

As of March 31, 2015, includes $26.2 million of defaulted loans collateralizing Government National Mortgage Association ("GNMA") securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

(4)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the  Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears two or more monthly payments. FHA/VA government guaranteed loans, other residential mortgage loans, commercial mortgage loans, land loans and construction-residential loans past due 30-59 days as of March 31, 2015 amounted to $12.2 million, $177.4 million, $38.4 million, $6.1 million, and $1.6 million, respectively.

As of December 31, 2014
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)	Total Past Due	Purchased Credit- Impaired Loans	Current	Total loans held for investment	90 days past due and still accruing (2)
Residential mortgage:
FHA/VA and other government-guaranteed
loans (2)(3)(4)	$-	$9,733	$81,055	$90,788	$-	$62,782	$153,570	$81,055
Other residential mortgage loans (4)	-	78,336	199,078	277,414	98,494	2,481,709	2,857,617	18,371
Commercial:
Commercial and Industrial loans	22,217	7,445	143,928	173,590	-	2,305,847	2,479,437	21,381
Commercial mortgage loans (4)	-	15,482	171,281	186,763	3,393	1,475,631	1,665,787	22,808
Construction:
Land (4)	-	210	15,264	15,474	-	40,447	55,921	234
Construction-commercial (4)	-	-	-	-	-	24,562	24,562	-
Construction-residential (4)	-	-	14,324	14,324	-	28,673	42,997	-
Consumer:
Auto loans	77,385	19,665	22,276	119,326	-	941,456	1,060,782	-
Finance leases	8,751	2,734	5,245	16,730	-	215,396	232,126	-
Other consumer loans	9,801	6,054	18,671	34,526	717	654,394	689,637	3,377
Total loans held for investment	$118,154	$139,659	$671,122	$928,935	$102,604	$8,230,897	$9,262,436	$147,226
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

(4)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the  Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears two or more monthly payments.  FHA/VA government guaranteed loans, other residential mortgage loans, commercial mortgage loans, land loans and construction-residential loans past due 30-59 days as of December 31, 2014 amounted to $14.0 million, $189.1 million, $20.8 million, $0.8 million and $1.0 million , respectively.

The Corporation’s credit quality indicators by loan type as of March 31, 2015 and December 31, 2014 are summarized below:

	Commercial Credit Exposure-Credit Risk Profile Based on Creditworthiness Category:
	Substandard	Doubtful	Loss	Total Adversely Classified (1)	Total Portfolio
March 31, 2015
(In thousands)
Commercial mortgage	$227,195	$-	$-	$227,195	$1,649,263
Construction:
Land	15,930	-	-	15,930	54,190
Construction-commercial	11,790	-	-	11,790	27,456
Construction-residential	12,265	808	-	13,073	42,794
Commercial and Industrial	229,112	6,293	789	236,194	2,442,867

	Commercial Credit Exposure-Credit Risk Profile Based on Creditworthiness Category:
	Substandard	Doubtful	Loss	Total Adversely Classified (1)	Total Portfolio
December 31, 2014
(In thousands)
Commercial mortgage	$273,027	$897	$-	$273,924	$1,665,787
Construction:
Land	16,915	-	-	16,915	55,921
Construction-commercial	11,790	-	-	11,790	24,562
Construction-residential	13,548	776	-	14,324	42,997
Commercial and Industrial	234,926	4,884	801	240,611	2,479,437
_________
(1)

Excludes $54.6 million ($7.8 million land, $39.1 million construction-commercial, $0.9 million construction-residential, and $ 6.8 million commercial mortgage) as of March 31, 2015 and December 31, 2014, of non-performing loans held for sale.

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

March 31, 2015	Consumer Credit Exposure-Credit Risk Profile Based on Payment Activity
	Residential Real-Estate		Consumer
	FHA/VA/ Guaranteed (1)	Other residential loans	Auto	Finance Leases	Other Consumer
(In thousands)
Performing	$155,662	$2,825,774	$1,009,327	$227,204	$665,504
Purchased Credit-Impaired (2)	-	177,601	-	-	234
Non-performing	-	172,583	19,043	2,979	12,891
Total	$155,662	$3,175,958	$1,028,370	$230,183	$678,629

(1)

 It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $30.1 million of  residential mortgage loans insured by the FHA or guaranteed by the VA, which are over 18 months delinquent, and are no longer accruing interest as of March 31, 2015.

(2)

PCI loans are excluded from non-performing statistics due to the application of the accretion method, under which these loan will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

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

(2)

PCI loans are excluded from non-performing statistics due to the application of the accretion method, under which these loan will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

The following tables present information about impaired loans, excluding purchased credit-impaired loans, which are reported separately as discussed below:

Impaired Loans
(In thousands)
	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance	Average Recorded Investment	Interest Income Recognized On Accrual Basis	Interest Income Recognized On Cash Basis
As of March 31, 2015
With no related allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	62,337	68,263	-	63,040	199	79
Commercial:
Commercial mortgage loans	100,797	120,956	-	101,196	406	425
Commercial and Industrial Loans	32,080	36,975	-	33,802	18	200
Construction:
Land	1,473	4,726	-	1,473	-	-
Construction-commercial	-	-	-	-	-	-
Construction-residential	6,762	9,346	-	6,943	41	-
Consumer:
Auto loans	562	562	-	562	10	-
Finance leases	-	-	-	-	-	-
Other consumer loans	3,229	4,634	-	3,268	10	26
	$207,240	$245,462	$-	$210,284	$684	$730
With an allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	367,189	416,579	14,862	368,999	4,224	414
Commercial:
Commercial mortgage loans	123,568	143,090	13,238	124,701	475	279
Commercial and Industrial Loans	194,576	227,417	24,871	196,896	1,950	43
Construction:
Land	9,355	13,181	1,220	9,413	15	9
Construction-commercial	11,790	11,790	1,145	11,790	128	-
Construction-residential	8,213	8,917	1,016	8,202	3	-
Consumer:
Auto loans	16,986	16,986	3,058	17,472	328	-
Finance leases	2,053	2,053	186	2,137	48	-
Other consumer loans	14,011	14,259	2,544	14,266	382	3
	$747,741	$854,272	$62,140	$753,876	$7,553	$748
Total:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	429,526	484,842	14,862	432,039	4,423	493
Commercial:
Commercial mortgage loans	224,365	264,046	13,238	225,897	881	704
Commercial and Industrial Loans	226,656	264,392	24,871	230,698	1,968	243
Construction:
Land	10,828	17,907	1,220	10,886	15	9
Construction-commercial	11,790	11,790	1,145	11,790	128	-
Construction-residential	14,975	18,263	1,016	15,145	44	-
Consumer:
Auto loans	17,548	17,548	3,058	18,034	338	-
Finance leases	2,053	2,053	186	2,137	48	-
Other consumer loans	17,240	18,893	2,544	17,534	392	29
	$954,981	$1,099,734	$62,140	$964,160	$8,237	$1,478

Impaired Loans
(In thousands)
	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance	Average Recorded Investment
As of December 31, 2014
With no related allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	74,177	80,522	-	75,711
Commercial:
Commercial mortgage loans	109,271	132,170	-	113,674
Commercial and Industrial Loans	41,131	47,647	-	42,011
Construction:
Land	2,994	6,357	-	3,030
Construction-commercial	-	-	-	-
Construction-residential	7,461	10,100	-	8,123
Consumer:
Auto loans	-	-	-	-
Finance leases	-	-	-	-
Other consumer loans	3,778	5,072	-	3,924
	$238,812	$281,868	$-	$246,473
With an allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	350,067	396,203	10,854	357,129
Commercial:
Commercial mortgage loans	101,467	116,329	14,289	104,191
Commercial and Industrial Loans	195,240	226,431	21,314	198,930
Construction:
Land	9,120	12,821	794	10,734
Construction-commercial	11,790	11,790	790	11,867
Construction-residential	8,102	8,834	993	8,130
Consumer:
Auto loans	16,991	16,991	2,787	18,504
Finance leases	2,181	2,181	253	2,367
Other consumer loans	11,637	12,136	3,131	12,291
	$706,595	$803,716	$55,205	$724,143
Total:
FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	424,244	476,725	10,854	432,840
Commercial:
Commercial mortgage loans	210,738	248,499	14,289	217,865
Commercial and Industrial Loans	236,371	274,078	21,314	240,941
Construction:
Land	12,114	19,178	794	13,764
Construction-commercial	11,790	11,790	790	11,867
Construction-residential	15,563	18,934	993	16,253
Consumer:
Auto loans	16,991	16,991	2,787	18,504
Finance leases	2,181	2,181	253	2,367
Other consumer loans	15,415	17,208	3,131	16,215
	$945,407	$1,085,584	$55,205	$970,616

Interest income of approximately $7.6 million ($5.9 million accrual basis and $1.7 million cash basis) was recognized on impaired loans for the first quarter of 2014.

The following table shows the activity for impaired loans and the related specific reserve during the first quarter of 2015 and 2014:

	Quarter ended
	March 31, 2015	March 31, 2014
Impaired Loans:	(In thousands)
Balance at beginning of period	$945,407	$919,112
Loans determined impaired during the period	62,933	54,277
Charge-offs	(11,715)	(32,039)
Loans sold, net of charge-offs	(1,137)	-
Increases to impaired loans- additional disbursements	519	625
Foreclosures	(9,952)	(4,006)
Loans no longer considered impaired	(9,898)	(3,728)
Paid in full or partial payments	(21,176)	(54,853)
Balance at end of period	$954,981	$879,388

	Quarter ended
	March 31, 2015	March 31, 2014
Specific Reserve:	(In thousands)
Balance at beginning of period	$55,205	$102,601
Provision for loan losses	18,650	14,454
Charge-offs	(11,715)	(32,039)
Balance at end of period	$62,140	$85,016

Purchased Credit Impaired (“PCI”) Loans

   As described in Note 2, Business Combination, the Corporation acquired PCI loans as part of the Doral Bank transaction and in previously completed asset acquisitions which are accounted under ASC 310-30. These previous transactions include the acquisition from Doral Financial in the second quarter of 2014 of all its rights, title and interest in first and second residential mortgages loans in full satisfaction of secured borrowings owed by such entity to FirstBank, and the acquisition in 2012 of a FirstBank-branded credit card loans portfolio from FIA Card Services (“FIA”).

Under ASC 310-30, the acquired PCI loans were aggregated into pools based on similar characteristics (i.e. delinquency status, loan terms). Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Since the loans are accounted for by the Corporation  under ASC 310-30, they are not considered non-performing and will continue to have an accretable yield as long as there is a reasonable expectation about the timing and amount of cash flows expected to be collected. The Corporation recognizes additional losses for this portfolio when it is probable that the Corporation will be unable to collect all cash flows expected as of the acquisition date plus additional cash flows expected to be collected arising from changes in estimates after the acquisition date.

The carrying amount of PCI loans follows:

	March 31,	December 31,
	2015	2014
	(In thousands)
Residential mortgage loans	$177,601	$98,494
Commercial mortgage loans	3,279	3,393
Credit Cards	234	717
	$181,114	$102,604

The following tables present PCI loans by past due status as of March 31, 2015 and December 31, 2014:

As of March 31, 2015	30-59 Days	60-89 Days	90 days or more	Total Past Due		Total PCI loans
					Current
	(In thousands)
Residential mortgage loans (1)	$-	$13,572	$15,775	$29,347	$148,254	$177,601
Commercial mortgage loans (1)	-	130	653	783	2,496	3,279
Credit Cards	22	-	22	44	190	234
	$22	$13,702	$16,450	$30,174	$150,940	$181,114
_____________
(1)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the  Federal Reserve Board, residential mortgage and commercial mortgage loans are considered past due when the borrower is in arrears two or more monthly payments. PCI residential mortgage loans and commercial mortgage loans past due 30-59 days as of March 31, 2015 amounted to $32.0 million and $0.3 million, respectively.

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

The following table presents acquired loans from Doral Bank in the first quarter of 2015 accounted for pursuant to ASC 310-30 as of the acquisition date:

(In thousands)
Contractually- required principal and interest	$166,947
Less: Nonaccretable difference	(48,739)
Cash flows expected to be collected	118,208
Less: Accretable yield	(38,319)
Fair value of loans acquired in 2015 (1)	$79,889

(1)	Amounts are preliminary estimates based on the best information available at the acquisition date and adjustments in future quarters may occur up to one year from the date of acquisition.

The cash flows expected to be collected consider the estimated remaining life of the underlying loans and include the effects of estimated prepayments.

Changes in accretable yield of acquired loans

Subsequent to acquisition, the Corporation is required to periodically evaluate its estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and nonaccretable difference or reclassifications from nonaccretable yield to accretable. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows due to further credit deterioration will generally result in an impairment charge recognized in the Corporation’s provision for loan and lease losses, resulting in an increase to the allowance for loan losses. During the first quarter of 2015 and 2014, the Corporation did not record charges to the provision for loan losses related to PCI loans.

Changes in the accretable yield of PCI loans for the quarters ended March 31, 2015 and 2014 were as follows:

	March 31, 2015	March 31, 2014
	(In thousands)
Balance at beginning of period	$82,460	$-
Additions (accretable yield at acquisition
of loans from Doral Bank)	38,319	-
Accretion recognized in earnings	(2,277)	-
Balance at end of period	$118,502	$-

The outstanding principal balance of PCI loans, including amounts charged off by the Corporation, amounted to $226.7 million as of March 31, 2015 (December 31, 2014- $135.5 million).

Changes in the carrying amount of loans accounted for pursuant to ASC 310-30 follows:

Quarter ended
March 31, 2015
(In thousands)
Balance at beginning of period	$102,604
Additions	79,889
Accretion	2,277
Collections	(3,656)
Ending balance	$181,114

Purchases and Sales of Loans

As described in Note 2, Business Combination, on February 27, 2015, FirstBank acquired $324.8 million in principal of loans, primarily residential mortgage loans through an alliance with other co-bidders on the failed Doral Bank, a portion of which was accounted as PCI loans as described above. Pursuant to the terms of the purchase and assumption agreement, FirstBank purchased the loans at an aggregate discount of 9.0%, or approximately $29 million through an FDIC facilitated transaction. The transaction was accounted under ASC Topic 820, which requires all recognized assets acquired and liabilities assumed in a business combination to be measured at their acquisition-date fair values. The fair value of the loans acquired in this transaction was $311.4 million at acquisition date.

In addition, during the first quarter of 2015, the Corporation purchased $23.8 million of residential mortgage loans consistent with a strategic program established by the Corporation in 2005 to purchase ongoing residential mortgage loan production from mortgage bankers in Puerto Rico and purchased a $21.1 million participation on a commercial loan. Generally, the loans purchased from mortgage bankers were conforming residential mortgage loans. Purchases of conforming residential mortgage loans provide the Corporation the flexibility to retain or sell the loans, including through securitization transactions, depending upon the Corporation’s interest rate risk management strategies. When the Corporation sells such loans, it generally keeps the servicing of the loans.

In the ordinary course of business, the Corporation sells residential mortgage loans (originated or purchased) to GNMA and government-sponsored entities (“GSEs”) such as Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”), generally securitize the transferred loans into mortgage-backed securities for sale into the secondary market. The Corporation sold approximately $38.4 million of performing residential mortgage loans in the secondary market to FNMA and FHLMC during the first quarter of 2015.  Also, the Corporation securitized $46.9 million of FHA/VA mortgage loans into GNMA mortgage-backed securities during the first quarter of 2015. The Corporation’s continuing involvement in these loan sales consists primarily of servicing the loans. In addition, the Corporation agreed to repurchase loans when it breaches any of the representations and warranties included in the sale agreement. These representations and warranties are consistent with the GSEs’ selling and servicing guidelines (i.e., ensuring that the mortgage was properly underwritten according to established guidelines).

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

During the first quarter of 2015, the Corporation repurchased pursuant to its repurchase option with GNMA $3.0 million of loans previously sold to GNMA.  The principal balance of these loans is fully guaranteed and the risk of loss related to repurchases is generally limited to the difference between the delinquent interest payment advanced to GNMA computed at the loan’s interest rate and the interest payments reimbursed by FHA, which are computed at a pre-determined debenture rate.  Repurchases of GNMA loans allow the Corporation, among other things, to maintain acceptable delinquency rates on outstanding GNMA pools and remain as a seller and servicer in good standing with GNMA.  The Corporation generally remediates any breach of representations and warranties related to the underwriting of such loans according to established GNMA guidelines without incurring losses.  The Corporation does not maintain a liability for estimated losses as a result of breaches in representations and warranties.

Loan sales to FNMA and FHLMC are without recourse in relation to the future performance of the loans.  The Corporation repurchased at par loans previously sold to FNMA and FHLMC in the amount of $0.2 million during the first quarter of 2015. The Corporation’s risk of loss with respect to these loans is also minimal as these repurchased loans are generally performing loans with documentation deficiencies. No losses related to breaches of representations and warranties were incurred in the first quarter of 2015.  Historically, losses experienced on these loans have been immaterial. As a consequence, as of March 31, 2015, the Corporation does not maintain a liability for estimated losses on loans expected to be repurchased as a result of breaches in loan and servicer representations and warranties.

In addition, the Corporation sold $3.5 million of non-performing commercial and industrial loans in the first quarter of 2015.

Loan Portfolio Concentration

    The Corporation’s primary lending area is Puerto Rico.  The Corporation’s banking subsidiary, First Bank, also lends in the USVI and BVI markets and in the United States (principally in the state of Florida).  Of the total gross loans held for investment of $9.5 billion as of March 31, 2015, approximately 83% have credit risk concentration in Puerto Rico, 11% in the United States, and 6% in the USVI and BVI.

    As of March 31, 2015, the Corporation had $335.7 million of credit facilities granted to the Puerto Rico government, its municipalities and public corporations, of which $321.7 million was outstanding, compared to $308.0 million outstanding as of December 31, 2014. In addition, the outstanding balance of facilities granted to the government of the Virgin Islands amounted to $61.0 million as of March 31, 2015, compared to $57.7 million as of December 31, 2014.  Approximately $201.3 million of the granted credit facilities outstanding consists of loans to municipalities in Puerto Rico. Municipal debt exposure is secured by ad valorem taxation without limitation as to rate or amount on all taxable property within the boundaries of each municipality. The good faith, credit, and unlimited taxing power of the applicable municipality have been pledged to the repayment of all outstanding bonds and notes. Approximately $24.5 million consists of loans to units of the central government, and approximately $95.9 million consists of loans to public corporations that generally receive revenues from the rates they charge for services or products, such as electric power services, including a $75.0 million credit facility extended to the Puerto Rico Electric Power Authority (“PREPA”) for fuel purchases that have priority over senior bonds and other debt. The $75 million outstanding under this credit facility was placed in non-accrual status in the first quarter of 2015 since the government agency has not yet completed its restructuring plan.  Major public corporations have varying degrees of independence from the central government and many receive appropriations or other payments from the Puerto Rico’s government general fund. Debt issued by the central government can either carry the full faith, credit and taxing power of the Commonwealth of Puerto Rico or represent an obligation that is subject to annual budget appropriations.

    Furthermore, the Corporation had $132.5 million outstanding as of March 31, 2015 in loans to the hotel industry in Puerto Rico guaranteed by the Puerto Rico Tourism Development Fund (“TDF”), compared to $133.3 million as of December 31, 2014. The TDF is a subsidiary of the GDB that works with private-sector financial institutions to structure financings for new hospitality projects.

  As disclosed in Note 5, S&P, Moody’s and Fitch downgraded the credit rating of the Commonwealth of Puerto Rico’s debt to non-investment grade categories. The Corporation cannot predict at this time the impact that the current fiscal situation of the Commonwealth of Puerto Rico and the various legislative and other measures adopted and to be adopted by the Puerto Rico government in response to such fiscal situation will have on the Puerto Rico economy and on the Corporation’s financial condition and results of operations.

 Troubled Debt Restructurings

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans in the U.S. mainland fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of March 31, 2015, the Corporation’s total TDR loans of $705.1 million consisted of $354.1 million of residential mortgage loans, $166.7 million of commercial and industrial loans, $136.8 million of commercial mortgage loans, $12.5 million of construction loans, and $35.0 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $47 thousand as of March 31, 2015.

The Corporation’s loss mitigation programs for residential mortgage and consumer loans can provide for one or a combination of the following: movement of interest past due to the end of the loan, extension of the loan term, deferral of principal payments and reduction of interest rates either permanently or for a period of up to four years (increasing back in step-up rates). Additionally, in certain cases, the restructuring may provide for the forgiveness of contractually due principal or interest. Uncollected interest is added to the end of the loan term at the time of the restructuring and not recognized as income until collected or when the loan is paid off. These programs are available only to those borrowers who have defaulted, or are likely to default, permanently on their loan and would lose their homes in the foreclosure action absent some lender concession. Nevertheless, if the Corporation is not reasonably assured that the borrower will comply with its contractual commitment, properties are foreclosed.

   Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDR regardless of whether the borrower enters into a permanent modification. As of March 31, 2015, we classified an additional $11.5 million of residential mortgage loans as TDRs that were participating in or had been offered a trial modification.

For the commercial real estate, commercial and industrial, and construction loan portfolios, at the time of a restructuring, the Corporation determines, on a loan-by-loan basis, whether a concession was granted for economic or legal reasons related to the borrower’s financial difficulty. Concessions granted for commercial loans could include: reductions in interest rates to rates that are considered below market; extension of repayment schedules and maturity dates beyond original contractual terms; waivers of borrower covenants; forgiveness of principal or interest; or other contract changes that would be considered a concession. The

Corporation mitigates loan defaults for its commercial loan portfolios through its collection function. The function’s objective is to minimize both early stage delinquencies and losses upon default of commercial loans. In the case of the commercial and industrial,  commercial mortgage, and construction loan portfolios, the Corporation’s Special Asset Group (“SAG”) focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of OREO.  In addition to the management of the resolution process for problem loans, the SAG oversees collection efforts for all loans to prevent migration to the non-performing and/or adversely classified status.  The SAG utilizes relationship officers, collection specialists, and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary. The SAG utilizes its collections infrastructure of workout collection officers, credit work-out specialists, in-house legal counsel, and third-party consultants. In the case of residential construction projects and large commercial loans, the function also utilizes third-party specialized consultants to monitor the residential and commercial construction projects in terms of construction, marketing and sales, and assist with the restructuring of large commercial loans.

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

Selected information on TDRs that includes the recorded investment by loan class and modification type is summarized in the following tables. This information reflects all TDRs:

	March 31, 2015
(In thousands)	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Other (1)	Total
Troubled Debt Restructurings:
Non- FHA/VA Residential Mortgage loans	$26,039	$5,206	$281,824	$-	$41,025	$354,094
Commercial Mortgage Loans	26,952	12,685	73,956	-	23,187	136,780
Commercial and Industrial Loans	4,431	78,171	30,830	3,057	50,247	166,736
Construction Loans:
Land	-	201	1,680	-	596	2,477
Construction-residential	6,154	378	3,095	-	433	10,060
Consumer Loans - Auto	-	324	10,736	-	6,487	17,547
Finance Leases	-	285	1,768	-	-	2,053
Consumer Loans - Other	37	317	12,774	379	1,869	15,376
Total Troubled Debt Restructurings (2)	$63,613	$97,567	$416,663	$3,436	$123,844	$705,123

(1)

Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation, or a combination of the concessions listed in the table.

(2)	Excludes TDRs held for sale amounting to $45.7 million as of March 31, 2015.

	December 31, 2014
(In thousands)	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Other (1)	Total
Troubled Debt Restructurings:
Non- FHA/VA Residential Mortgage loans	$24,850	$5,859	$283,317	$-	$35,749	$349,775
Commercial Mortgage Loans	29,881	12,737	72,493	-	12,655	127,766
Commercial and Industrial Loans	7,533	80,642	31,553	3,074	49,124	171,926
Construction Loans:
Land	-	202	1,732	-	536	2,470
Construction-residential	6,154	337	3,112	-	434	10,037
Consumer Loans - Auto	-	380	10,363	-	6,248	16,991
Finance Leases	-	376	1,805	-	-	2,181
Consumer Loans - Other	37	129	10,812	443	1,886	13,307
Total Troubled Debt Restructurings (2)	$68,455	$100,662	$415,187	$3,517	$106,632	$694,453

(1)

Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation or a combination of the concessions listed in the table.

(2)	Excludes TDRs held for sale amounting to $45.7 million as of December 31, 2014.

The following table presents the Corporation's TDR activity

(In thousands)	Quarter Ended
	March 31, 2015	March 31, 2014
Beginning Balance of TDRs	$694,453	$630,258
New TDRs	31,601	19,935
Increases to existing TDRs - additional disbursements	335	27
Charge-offs post modification	(3,781)	(7,982)
Foreclosures	(7,156)	(1,074)
Paid-off, partial payments, and other	(10,329)	(18,844)
Ending balance of TDRs	$705,123	$622,320

TDRs are classified as either accrual or nonaccrual loans. A loan on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring or significant events that coincide with the restructuring are included in assessing whether the borrower can meet the new terms and may result in the loans being returned to accrual at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Loan modifications increase the Corporation’s interest income by returning a non-performing loan to performing status, if applicable, increase cash flows by providing for payments to be made by the borrower, and avoid increases in foreclosure and OREO costs. The Corporation continues to consider a modified loan as an impaired loan for purposes of estimating the allowance for loan and lease losses. A TDR loan that specifies an interest rate that at the time of the restructuring is greater than or equal to the rate the Corporation is willing to accept for a new loan with comparable risk may not be reported as a TDR, or as impaired loan in the calendar years subsequent to the restructuring if it is in compliance with its modified terms. The Corporation did not remove loans from the TDR classification during the first quarter of 2015.

The following table provides a breakdown between the accrual and nonaccrual status of TDRs:

(In thousands)	March 31, 2015

	Accrual	Nonaccrual (1)(2)	Total TDRs

Non-FHA/VA Residential Mortgage loans	$273,890	$80,204	$354,094
Commercial Mortgage Loans	75,541	61,239	136,780
Commercial and Industrial Loans	55,394	111,342	166,736
Construction Loans:
Land	779	1,698	2,477
Construction-residential	3,472	6,588	10,060
Consumer Loans - Auto	11,011	6,536	17,547
Finance Leases	1,875	178	2,053
Consumer Loans - Other	12,237	3,139	15,376
Total Troubled Debt Restructurings	$434,199	$270,924	$705,123

(1)

Included in non-accrual loans are $121.9 million in loans that are performing under the terms of a restructuring agreement but are reported  in non-accrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability.

(2)	Excludes non-accrual TDRs held for sale with a carrying value of $45.7 million as of March 31, 2015.

(In thousands)	December 31, 2014

	Accrual	Nonaccrual (1)(2)	Total TDRs

Non-FHA/VA Residential Mortgage loans	$266,810	$82,965	$349,775
Commercial Mortgage Loans	69,374	58,392	127,766
Commercial and Industrial Loans	131,544	40,382	171,926
Construction Loans:
Land	834	1,636	2,470
Construction-residential	3,448	6,589	10,037
Consumer Loans - Auto	10,558	6,433	16,991
Finance Leases	1,926	255	2,181
Consumer Loans - Other	10,146	3,161	13,307
Total Troubled Debt Restructurings	$494,640	$199,813	$694,453

(1)

Included in non-accrual loans are $52.8 million in loans that are performing under the terms of a restructuring agreement but are reported  in non-accrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to  accrual status and there is no doubt about full collectability.

(2)	Excludes non-accrual TDRs held for sale with a carrying value of $45.7 million as of December 31, 2014.

TDRs exclude restructured residential mortgage loans that are guaranteed by the U.S. federal government (i.e., FHA/VA loans) totaling $65.7 million. The Corporation excludes FHA/VA guaranteed loans from TDRs given that, in the event that the borrower defaults on the loan, the principal and interest (debenture rate) are guaranteed by the U.S. government; therefore, the risk of loss on these types of loans is very low. The Corporation does not consider loans with U.S. federal government guarantees to be impaired loans for the purpose of calculating the allowance for loan and lease losses.

Loans modifications that are considered TDRs and were completed during the first quarter of 2015 and 2014 were as follows:

(Dollars in thousands)	Quarter ended March 31, 2015
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	81	$11,495	$11,265
Commercial Mortgage Loans	8	12,821	12,931
Commercial and Industrial Loans	1	1,681	1,681
Construction Loans:
Land	1	64	64
Consumer Loans - Auto	146	2,173	2,130
Finance Leases	8	233	184
Consumer Loans - Other	377	3,391	3,346
Total Troubled Debt Restructurings	622	$31,858	$31,601

(Dollars in thousands)	Quarter ended March 31, 2014
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	47	$7,709	$7,711
Commercial Mortgage Loans	3	834	837
Commercial and Industrial Loans	5	7,964	7,630
Consumer Loans - Auto	117	1,605	1,605
Finance Leases	10	193	193
Consumer Loans - Other	429	1,959	1,959
Total Troubled Debt Restructurings	611	$20,264	$19,935

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

    Loan modifications considered TDRs that defaulted during the quarters ended March 31, 2015 and March 31, 2014 and had become TDRs during the 12-month period preceding the default date, were as follows:

	Quarter ended March 31,
(Dollars in thousands)	2015		2014
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment

Non-FHA/VA Residential Mortgage loans	12	$1,773	14	$2,552
Commercial and Industrial Loans	4	5,745	-	-
Consumer Loans - Auto	2	8	4	39
Consumer Loans - Other	53	229	45	176
Finance Leases	1	15	-	-
Total	72	$7,770	63	$2,767

For certain TDRs, the Corporation splits the loans into two new notes, A and B notes. The A note is restructured to comply with the Corporation’s lending standards at current market rates, and is tailored to suit the customer’s ability to make timely interest and principal payments. The B note includes the granting of the concession to the borrower and varies by situation. The B note is charged off but the borrower’s obligation is not forgiven and any payments collected are accounted for as recoveries. At the time of restructuring, the A note is identified and classified as a TDR. If the loan performs for at least six months according to the modified terms, the A note may be returned to accrual status. The borrower’s payment performance prior to the restructuring is included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring. In the periods following the calendar year in which a loan was restructured, the A Note may no longer be reported as a

TDR if it is on accrual status, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the restructuring).

The recorded investment in loans held for investment restructured using the A/B note restructure workout strategy was approximately $42.9 million at March 31, 2015. The following table provides additional information about the volume of this type of loan restructuring and the effect on the allowance for loan and lease losses in the first quarter of 2015 and 2014:

(In thousands)	March 31, 2015	March 31, 2014
Principal balance deemed collectible at end of period	$42,907	$78,833
Amount charged off	$-	$-
(Reductions) charges to the provision for loan losses	$(24)	$(15)
Allowance for loan losses at end of period	$707	$1,547

Of the loans comprising the $42.9 million that have been deemed collectible, approximately $41.2 million were placed in accruing status as the borrowers have exhibited a period of sustained performance. These loans continue to be individually evaluated for impairment purposes.

NOTE 8 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The changes in the allowance for loan and lease losses were as follows:

(In thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total
Quarter ended March 31, 2015
Allowance for loan and lease losses:
Beginning balance	$27,301	$50,894	$63,721	$12,822	$67,657	$222,395
Charge-offs	(5,192)	(4,006)	(4,453)	(605)	(17,757)	(32,013)
Recoveries	98	276	558	207	1,573	2,712
Provision	6,475	(2,137)	10,353	1,215	17,064	32,970
Ending balance	$28,682	$45,027	$70,179	$13,639	$68,537	$226,064
Ending balance: specific reserve for
impaired loans	$14,862	$13,238	$24,871	$3,381	$5,788	$62,140
Ending balance: purchased credit-impaired loans	$-	$-	$-	$-	$-	$-
Ending balance: general allowance	$13,820	$31,789	$45,308	$10,258	$62,749	$163,924
Loans held for investment:
Ending balance	$3,331,620	$1,649,263	$2,442,867	$124,440	$1,937,182	$9,485,372
Ending balance: impaired loans	$429,526	$224,365	$226,656	$37,593	$36,841	$954,981
Ending balance: purchased credit-
impaired loans	$177,601	$3,279	$-	$-	$234	$181,114
Ending balance: loans with general allowance	$2,724,493	$1,421,619	$2,216,211	$86,847	$1,900,107	$8,349,277

(In thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total
Quarter ended March 31, 2014
Allowance for loan and lease losses:
Beginning balance	$33,110	$73,138	$85,295	$35,814	$58,501	$285,858
Charge-offs	(6,422)	(5,810)	(22,459)	(970)	(18,046)	(53,707)
Recoveries	69	35	663	617	1,328	2,712
Provision	3,751	(851)	16,091	(8,050)	20,974	31,915
Ending balance	$30,508	$66,512	$79,590	$27,411	$62,757	$266,778
Ending balance: specific reserve for
impaired loans	$17,273	$29,833	$19,098	$15,154	$3,658	$85,016
Ending balance: purchased credit-impaired loans	$-	$-	$-	$-	$-	$-
Ending balance: general allowance	$13,235	$36,679	$60,492	$12,257	$59,099	$181,762
Loans held for investment:
Ending balance	$2,548,101	$1,846,016	$2,947,837	$152,579	$2,072,252	$9,566,785
Ending balance: impaired loans	$419,308	$219,860	$151,653	$58,636	$29,931	$879,388
Ending balance: purchased credit-
impaired loans	$-	$-	$-	$-	$3,383	$3,383
Ending balance: loans with general allowance	$2,128,793	$1,626,156	$2,796,184	$93,943	$2,038,938	$8,684,014

   During the second quarter of 2014, the Corporation made certain enhancements to the general allowance estimation process for commercial loans, which mainly consisted of the following:

Utilization of longer historical loss periods to better reflect the level of incurred losses in the portfolio. Historical charge-off rates are calculated by the Corporation on a quarterly basis by tracking cumulative charge-offs experienced over a two-year loss period on loans according to their internal risk rating (referred to as “base rate” for the quarter). Prior to the second quarter 2014 enhancements, the Corporation would use the base rate of the current quarter or the average of the last 4 quarters, if greater. During the second quarter of 2014, the Corporation eliminated the use of the “greater of” approach and began to use the base rate average of the last 8 quarters. This change captures a longer historical period that helps mitigate period to period volatility in the loss rates.

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

    During the third quarter of 2014, similar enhancements to the environmental factors adjustment framework were applied to the consumer loans portfolio. The framework was defined for secured and unsecured loans to consider the specific behaviors separately. With respect to the historical charge-off rates, during the third quarter of 2014, the Corporation adopted the utilization of the base rate calculated as the average of the net charge-off ratio for the 12-month period preceding the most recent four quarters. Previously, the base rate was calculated as the average of the last two years’ annual net charge-off ratio. The effect of these enhancements on the allowance for consumer loans was immaterial as of the implementation date of August 31, 2014.

   As of March 31, 2015, the Corporation maintained a $0.5 million reserve for unfunded loan commitments mainly related to outstanding construction and commercial and industrial loan commitments. The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments to borrowers that are experiencing financial difficulties at the balance sheet date. It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statement of financial condition.

NOTE 9 – LOANS HELD FOR SALE

The Corporation’s loans held-for-sale portfolio was composed of:

	As of	As of
	March 31, 2015	December 31, 2014
	(In thousands)
Residential mortgage loans	$27,135	$22,315
Construction loans	47,802	47,802
Commercial mortgage loans	6,786	6,839
Total	$81,723	$76,956

Non-performing loans held for sale totaled $54.6 million ($6.8 million commercial mortgage loans and $47.8 million construction loans) as of March 31, 2015 and December 31, 2014.

NOTE 10 –  OTHER REAL ESTATE OWNED

The following table presents OREO inventory as of the dates indicated:

	Quarter Ended
	March 31,	December 31,
	2015	2014
	(Dollars in thousands)
OREO
OREO balances, carrying value:
FHA/VA-Guaranteed (1)	$6,867	$7,059
Other residential	26,031	22,520
Commercial	72,473	75,654
Construction	17,257	18,770
Total	$122,628	$124,003

(1)

As of March 31, 2015, exclude $0.2 million of foreclosures completed in 2015 that meet the conditions of ASC 310-40 and are presented as a receivable (other assets) in the statement of financial condition.

NOTE 11 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Corporation designates a derivative as a fair value hedge, cash flow hedge or economic undesignated hedge when it enters into the derivative contract. As of March 31, 2015 and December 31, 2014, all derivatives held by the Corporation were considered economic undesignated hedges.  These undesignated hedges are recorded at fair value with the resulting gain or loss recognized in current earnings.

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

Interest rate swaps - Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of March 31, 2015 and December 31, 2014, most of the interest rate swaps outstanding are used for protection against rising interest rates. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.

Forward Contracts - Forward contracts are sales of to-be-announced (“TBA”) mortgage-backed securities that will settle over the standard delivery date and do not qualify as “regular way” security trades. Regular-way security trades are contracts that have no net settlement provision and no market mechanism to facilitate net settlement and that provide for delivery of a security within the time generally established by regulations or conventions in the market place or exchange in which the transaction is being executed. The forward sales are considered derivative instruments that need to be marked to market. These securities are used to economically hedge the FHA/VA residential mortgage loan securitizations of the mortgage-banking operations. Unrealized gains (losses) are recognized as part of mortgage banking activities in the consolidated statement of income.

To satisfy the needs of its customers, the Corporation may enter into nonhedging transactions. In these transactions, generally, the Corporation participates as a buyer in one of the agreements and as a seller in the other agreement under the same terms and conditions.

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

The following table summarizes the notional amounts of all derivative instruments:

	Notional Amounts
	As of	As of
	March 31,	December 31,
	2015	2014
Undesignated economic hedges:	(In thousands)

Interest rate contracts:
Interest rate swap agreements	$5,440	$5,440
Written interest rate cap agreements	36,809	37,132
Purchased interest rate cap agreements	36,809	37,132

Forward Contracts:
Sale of TBA GNMA MBS pools	32,000	19,000
	$111,058	$98,704

Notional amounts are presented on a gross basis with no netting of offseting exposure positions.

The following table summarizes the fair value of derivative instruments as of the indicated dates and the location in the statement of financial condition:

	Asset Derivatives			Liability Derivatives
	Statement of	March 31,	December 31,		March 31,	December 31,
	Financial	2015	2014		2015	2014
	Condition Location	Fair Value	Fair Value	Statement of Financial Condition Location	Fair Value	Fair Value
	(In thousands)

Undesignated economic hedges:

Interest rate contracts:
Interest rate swap agreements	Other assets	$-	$33	Accounts payable and other liabilities	$-	$33
Written interest rate cap agreements	Other assets	-	-	Accounts payable and other liabilities	1	6
Purchased interest rate cap agreements	Other assets	1	6	Accounts payable and other liabilities	-	-

Forward Contracts:
Sales of TBA GNMA MBS pools	Other assets	-	-	Accounts payable and other liabilities	220	148
		$1	$39		$221	$187

The following table summarizes the effect of derivative instruments on the statement of income :

		Gain (or Loss)
	Location of Gain or (Loss)	Quarter Ended
	Recognized in Income on	March 31,
(In thousands)	Derivatives	2015	2014
		(In thousands)
UNDESIGNATED ECONOMIC HEDGES:
Interest rate contracts:
Interest rate swap agreements	Interest income - Loans	$-	$313
Forward contracts:
Sales of TBA GNMA MBS pools	Mortgage Banking Activities	(72)	(165)
Total (loss) gain on derivatives		$(72)	$148

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

   A summary of interest rate swaps is as follows:

	As of	As of
	March 31,	December 31,
	2015	2014
	(Dollars in thousands)

Pay fixed/receive floating :
Notional amount	$5,440	$5,440
Weighted-average receive rate at period end	2.04%	2.03%
Weighted-average pay rate at period end	3.45%	3.45%

As of March 31, 2015, the Corporation has not entered into any derivative instrument containing credit-risk-related contingent features.

NOTE 12 – OFFSETTING OF ASSETS AND LIABILITIES

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
As of March 31, 2015

				Gross Amounts Not Offset in the Statement of Financial Position
			Net Amounts of Assets Presented in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received
						Net Amount
Description

Derivatives	$1	$-	$1	$(1)	$-	$-

As of December 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Position
			Net Amounts of Assets Presented in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
						Net Amount

Description

Derivatives	$6	$-	$6	$(6)	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities

In thousands
As of March 31, 2015

				Gross Amounts Not Offset in the Statement of Financial Position
			Net Amounts of Liabilities Presented in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received
						Net Amount

Description

Repurchase agreements	600,000	-	600,000	(600,000)	-	-
Total	$600,000	$-	$600,000	$(600,000)	$-	$-

As of December 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Position
			Net Amounts of Liabilities Presented in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
						Net Amount

Description

Derivatives	$33	$-	$33	$(33)	$-	$-
Repurchase agreements	600,000	-	600,000	(600,000)	-	-
Total	$600,033	$-	$600,033	$(600,033)	$-	$-

NOTE 13 – GOODWILL AND OTHER INTANGIBLES

Goodwill as of March 31, 2015 and December 31, 2014 amounted to $28.1 million, recognized as part of “Other Assets” in the consolidated statement of financial condition. The Corporation conducted its annual evaluation of goodwill and intangibles during the fourth quarter of 2014. The Corporation’s goodwill is related to the acquisition of Firstbank Florida in 2005.

The Corporation bypassed the qualitative assessment in 2014 and proceeded directly to perform the first step of the two-step goodwill impairment test. The Step 1 evaluation of goodwill allocated to the Florida reporting unit under both valuation approaches (market and discounted cash flow analysis) indicated that the fair value of the unit was above the carrying amount of its equity book value as of the valuation date (October 1); therefore, the completion of Step 2 was not required. Based on the analysis under both the market and discounted cash flow analysis, the estimated fair value of equity of the reporting unit exceeded the carrying amount of the entity, including goodwill at the evaluation date. There have been no events related to the Florida reporting unit that could indicate potential goodwill impairment since the date of the last evaluation; therefore, no goodwill impairment evaluation was performed during the first quarter of 2015. Goodwill and other indefinite life intangibles are reviewed at least annually for impairment.

In connection with the acquisition of the FirstBank-branded credit card loan portfolio, in the second quarter of 2012, the Corporation recognized a purchased credit card relationship intangible of $24.5 million, which is being amortized over the next 6.7 years on an accelerated basis based on the estimated attrition rate of the purchased credit card accounts, which reflects the pattern in which the economic benefits of the intangible asset are consumed. These benefits are consumed as the revenue stream generated by the cardholder relationship is realized.

The core deposit intangible acquired in the February 2015 Doral Bank transaction amounted to $5.8 million.

The following table shows the gross amount and accumulated amortization of the Corporation’s intangible assets recognized as part of Other Assets in the consolidated statement of financial condition:

	As of	As of
	March 31,	December 31,
	2015	2014
(Dollars in thousands)
Core deposit intangible:
Gross amount, beginning of period	$45,844	$45,844
Addition as a result of acquisition	5,820	-
Accumulated amortization	(40,750)	(40,424)
Net carrying amount	$10,914	$5,420

Remaining amortization period	9.9 years	8.4 years

Purchased credit card relationship intangible:
Gross amount	$24,465	$24,465
Accumulated amortization	(8,843)	(8,076)
Net carrying amount	$15,622	$16,389

Remaining amortization period	6.7 years	6.9 years

For the quarters ended March 31, 2015 and 2014, the amortization expense of core deposit intangibles amounted to $0.3 million and $0.4 million, respectively. For each of the quarters ended March 31, 2015 and 2014, the amortization expense of the purchased credit card relationship intangible amounted to $0.8 million.

The estimated aggregate amortization expense related to these intangible assets for future periods is as follows:

Amount
(In thousands)
2015	$3,813
2016	4,737
2017	4,197
2018	3,293

NOTE 14 – NON-CONSOLIDATED VARIABLE INTEREST ENTITIES AND SERVICING ASSETS

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

    Below is a summary of transfers of financial assets to VIEs for which the Corporation has retained some level of continuing involvement:

GNMA

The Corporation typically transfers first lien residential mortgage loans in conjunction with GNMA securitization transactions in which the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by the issuer and, as such, under seller/servicer agreements, the Corporation is required to service the loans in accordance with the issuer’s servicing guidelines and standards. As of March 31, 2015, the Corporation serviced loans securitized through GNMA with a principal balance of $1.2 billion.

Trust Preferred Securities

     In 2004, FBP Statutory Trust I, a financing subsidiary of the Corporation, sold to institutional investors $100 million of its variable rate trust-preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.1 million of FBP Statutory Trust I variable rate common securities, were used by FBP Statutory Trust I to purchase $103.1 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. Also in 2004, FBP Statutory Trust II, a statutory trust that is wholly owned by the Corporation, sold to institutional investors $125 million of its variable rate trust-preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.9 million of FBP Statutory Trust II variable rate common securities, were used by FBP Statutory Trust II to purchase $128.9 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. The debentures are presented in the Corporation’s consolidated statement of financial condition as Other Borrowings, net of related issuance costs. The variable rate trust-preferred securities are fully and unconditionally guaranteed by the Corporation. The $100 million Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and the $125 million issued in September 2004 mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Deferrable Debentures may be shortened (such shortening would result in a mandatory redemption of the variable rate trust-preferred securities). The Collins Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act eliminates certain trust-preferred securities from Tier 1 Capital. Bank holding companies, such as the Corporation, must fully phase out these instruments from Tier 1 capital by January 1, 2016 (25% allowed in 2015 and 0% in 2016); however, these instruments may remain in Tier 2 capital until the instruments are redeemed or mature. The Corporation has elected to defer the interest payments that were due on quarterly periods since March 2012. The aggregate amount of payments deferred and accrued approximates $23.7 million as of March 31, 2015. Under the indentures, the Corporation has the right, from time to time, and without causing an event of default, to defer payments of interest on the subordinated debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. Future interest payments are subject to Federal Reserve approval.

Grantor Trusts

    During 2004 and 2005, a third party to the Corporation, from now on identified as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates. The seller initially provided the servicing for a fee, which is senior to the obligations to pay trust certificate holders. The seller then entered into a sales agreement through which it sold and issued the trust certificates in favor of the Corporation’s banking subsidiary. Currently, the Bank is the sole owner of the trust certificates; the servicing of the underlying residential mortgages that generate the principal and interest cash flows, is performed by another third party, which receives a servicing fee. The securities are variable rate securities indexed to 90-day LIBOR plus a spread. The principal payments from the underlying loans are remitted to a paying agent (servicer) who then remits interest to the Bank; interest income is shared to a certain extent with the FDIC, which has an interest only strip (“IO”) tied to the cash flows of the underlying loans and is entitled to receive the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to the weighted average coupon of the securities. The FDIC became the owner of the IO upon the intervention of the seller, a failed financial institution. No recourse agreement exists and the risk from losses on non accruing loans and repossessed collateral is absorbed by the Bank as the sole holder of the certificates.  As of March 31, 2015, the amortized balance and carrying value of the Grantor Trusts amounted to $43.0 million and $31.7 million, respectively, with a weighted average yield of 2.15%.

Investment in unconsolidated entity

On February 16, 2011, FirstBank sold an asset portfolio consisting of performing and non-performing construction, commercial mortgage and commercial and industrial loans with an aggregate book value of $269.3 million to CPG/GS, an entity organized under the laws of the Commonwealth of Puerto Rico and majority owned by PRLP Ventures LLC ("PRLP"), a company created by Goldman, Sachs & Co. and Caribbean Property Group.  In connection with the sale, the Corporation received $88.5 million in cash and a 35% interest in CPG/GS, and made a loan in the amount of $136.1 million representing seller financing provided by FirstBank. The loan had a seven-year maturity and bears variable interest at 30-day LIBOR plus 300 basis points and is secured by a pledge of all of the acquiring entity's assets as well as the PRLP's 65% ownership interest in CPG/GS. As of March 31, 2015, the carrying amount of the loan was $25.2 million, which was included in the Corporation's Commercial and Industrial loans held for investment portfolio.  FirstBank’s equity interest in CPG/GS is accounted for under the equity method and included as part of Investment in unconsolidated entity in the Consolidated Statements of Financial Condition. When applying the equity method, the Bank follows the HLBV method to determine its share in CPG/GS’s earnings or loss. Under HLBV, the Bank determines its share in CPG/GS’s earnings or loss by determining the difference between its “claim on CPG/GS’s book value” at the end of the period as compared to the beginning of the period. This claim is calculated as the amount the Bank would receive if CPG/GS were to liquidate all of its assets at recorded amounts determined in accordance with GAAP and distribute the resulting cash to the investors, PRLP, and FirstBank, according to their respective priorities as provided in the contractual agreement. The Bank reports its share of CPG/GS’s operating results on a one-quarter lag basis. In addition, as a result of using HLBV, the difference between the Bank’s investment in CPG/GS and its claim on the book value of CPG/GS at the date of the investment, known as the basis difference, is amortized over the estimated life of the investment, or five years.  CPG/GS records its loans receivable under the fair value option. The loss recorded in the first half of 2014 reduced to zero the carrying amount of the Bank’s investment in CPG/GS. No negative investment needs to be reported as the Bank has no legal obligation or commitment to provide further financial support to this entity; thus, no further losses will be recorded on this investment.  Any potential increase in the carrying value of the investment in CPG/GS, under the HLBV method, would depend upon how better off the Bank is at the end of the period than it was at the beginning of the period after the waterfall calculation performed to determine the amount of gain allocated to the investors.

FirstBank also provided an $80 million advance facility to CPG/GS to fund unfunded commitments and costs to complete projects under construction, which was fully disbursed in 2011, and a $20 million working capital line of credit to fund certain expenses of CPG/GS.  During 2013, the working capital line of credit was renewed and reduced to $7 million for a period of two years expiring on September 2015. During 2012, CPG/GS repaid the outstanding balance of the advance facility to fund unfunded commitments, and the funds became available to redraw under a one-time revolver agreement. These loans bear variable interest at 30-day LIBOR plus 300 basis points. As of March 31, 2015, the carrying values of the revolver agreement and the working capital line were $38.4 million and $0, respectively, and are included in the Corporation's commercial and industrial loans held for investment portfolio.

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

The following table shows summarized unaudited income statement information of CPG/GS for the quarters ended March 31, 2015 and 2014:

	Quarter Ended
	March 31,	March 31,
	2015	2014
	(In thousands)
Revenues, including net realized gains on sale of
investments in loans and OREO	$588	$751
Gross profit (loss)	$(8,240)	$(1,508)
Net loss	$(7,751)	$(2,447)

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

The changes in servicing assets are shown below:

	Quarter ended
	March 31,	March 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$22,838	$21,987
Capitalization of servicing assets	1,073	1,052
Amortization	(856)	(783)
Adjustment to fair value	(38)	(219)
Other (1)	(44)	(11)
Balance at end of period	$22,973	$22,026

(1)	Amount represents the adjustment to fair value related to the repurchase of loans serviced for others.

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

Changes in the impairment allowance were as follows:

	Quarter ended
	March 31,	March 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$55	$212
Temporary impairment charges	58	219
Recoveries	(20)	-
Balance at end of period	$93	$431

The components of net servicing income are shown below:

	Quarter ended
	March 31,	March 31,
	2015	2014
	(In thousands)
Servicing fees	$1,764	$1,671
Late charges and prepayment penalties	190	164
Adjustment for loans repurchased	(44)	(11)
Other (1)	(89)	(358)
Servicing income, gross	1,821	1,466
Amortization and impairment of servicing assets	(894)	(1,002)
Servicing income, net	$927	$464

(1)	Mainly consisted of compensatory fees imposed by GSEs and losses related to representations and warranties.

   The Corporation’s servicing assets are subject to prepayment and interest rates risks. Constant prepayment rate assumptions for the Corporation’s servicing assets for the government guaranteed mortgage loans were 9.2% and 9.1% for the quarters ended March 31, 2015 and 2014, respectively. For conventional conforming mortgage loans, the Corporation used 9.0% and 8.9%, and for the conventional non-conforming mortgage loans 14.0% and 13.4%, for the quarters ended March 31, 2015 and 2014, respectively. Discount rate assumptions used were 11.5% for government guaranteed mortgage loans for each of the quarters ended March 31, 2015 and 2014; 9.5% for conventional conforming mortgage loans for each of the quarters ended March 31, 2015 and 2014; and 13.8% and 13.9% for conventional non-conforming mortgage loans for the quarters ended March 31, 2015 and 2014, respectively.

     As of March 31, 2015, fair values of the Corporation’s servicing assets were based on a valuation model that incorporates market driven assumptions regarding discount rates and mortgage prepayment rates, adjusted by the particular characteristics of the Corporation’s servicing portfolio. The weighted-averages of the key economic assumptions used by the Corporation in its valuation model and the sensitivity of the current fair value to immediate 10% and 20% adverse changes in those assumptions for mortgage loans as of March 31, 2015 were as follows:

(Dollars in thousands)
Carrying amount of servicing assets	$22,973
Fair value	$25,195
Weighted-average expected life (in years)	8.47

Constant prepayment rate (weighted-average annual rate)	10.25%
Decrease in fair value due to 10% adverse change	$948
Decrease in fair value due to 20% adverse change	$1,838

Discount rate (weighted-average annual rate)	10.62%
Decrease in fair value due to 10% adverse change	$1,050
Decrease in fair value due to 20% adverse change	$2,020

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

NOTE 15 – DEPOSITS

The following table summarizes deposit balances:
	March 31,	December 31,
	2015	2014
	(In thousands)

Type of account:
Non-interest bearing checking accounts	$1,175,943	$900,616
Savings accounts	2,641,793	2,450,484
Interest-bearing checking accounts	1,127,560	1,054,136
Certificates of deposit	2,323,259	2,191,663
Brokered CDs	2,572,483	2,887,046
	$9,841,038	$9,483,945

Brokered CDs mature as follows:

March 31, 2015
(In thousands)

Three months or less	$362,501
Over three months to six months	577,737
Over six months to one year	832,235
One to three years	745,922
Three to five years	18,037
Over five years	36,051
Total	$2,572,483

The following are the components of interest expense on deposits:

	Quarter Ended
	March 31,	March 31,
	2015	2014
	(In thousands)

Interest expense on deposits	$16,359	$18,514
Amortization of broker placement fees	1,335	1,785
Interest expense on deposits	$17,694	$20,299

NOTE 16 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (repurchase agreements) consist of the following:

	March, 31	December 31,
	2015	2014
	(Dollars in thousands)

Repurchase agreements, interest ranging from 1.96% to 3.33%
(December 31, 2014: 2.45% to 4.50%) (1)	$900,000	$900,000

(1)

As of March 31, 2015, includes $800 million with an average rate of 2.71% that lenders have the right to call before their contractual maturities at various dates beginning on April 9, 2015. Subsequent to April 9, 2015, no lender has exercised its call option on repurchase agreements. In addition, $700 million is tied to variable rates.

In the first quarter of 2015, the Corporation restructured $400 million of its repurchase agreements, $200 million of which were restructured by extending the contractual maturity and changing from a fixed interest rate to a variable rate, and entered into $200 million of reverse repurchase agreements with the same counterparty (effective April, 2015) under a master netting arrangement that provides for a right to setoff that meets the conditions of ASC 210-20-45-11. These repurchase agreements and reverse repurchase agreements will be presented net on the consolidated statement of financial condition beginning in the second quarter of 2015. In addition, in the first quarter of 2015, the Corporation restructured an additional $200 million of its repurchase agreements with a different counterparty by extending the contractual maturity and reducing the interest rate in these agreements.

Repurchase agreements mature as follows:

March 31, 2015
(In thousands)

One year to three years	$500,000
Over five years	400,000
Total	$900,000

As of March 31, 2015 and December 31, 2014, the securities underlying such agreements were delivered to the dealers with which the repurchase agreements were transacted.

Repurchase agreements as of March 31, 2015, grouped by counterparty, were as follows:

(Dollars in thousands)		Weighted-Average
Counterparty	Amount	Maturity (In Months)

Citigroup Global Markets	$300,000	19
JP Morgan Chase	200,000	82
Dean Witter / Morgan Stanley	100,000	31
Credit Suisse First Boston	300,000	60
	$900,000

NOTE 17 – ADVANCES FROM THE FEDERAL HOME LOAN BANK (FHLB)

The following is a summary of the advances from the FHLB:
	As of	As of
	March 31,	December 31,
	2015	2014

	(Dollars in thousands)

Fixed-rate advances from FHLB, with a weighted-
average interest rate of 1.17%	$325,000	$325,000

Advances from FHLB mature as follows:

March 31,
2015
(In thousands)

Over one year to three years	$300,000
Over three to four years	25,000
Total	$325,000

As of March 31, 2015, the Corporation had additional capacity of approximately $615.4 million on this credit facility based on collateral pledged at the FHLB, including a haircut reflecting the perceived risk associated with the collateral.

NOTE 18 – OTHER BORROWINGS

 Other borrowings, as of the indicated dates, consist of:

	March 31,	December 31,
	2015	2014
	(In thousands)
Junior subordinated debentures due in 2034,
interest-bearing at a floating rate of 2.75%
over 3-month LIBOR (3.02% as of March 31, 2015
and 2.99% as of December 31, 2014)	$103,093	$103,093

Junior subordinated debentures due in 2034,
interest-bearing at a floating rate of 2.50%
over 3-month LIBOR (2.77% as of March 31, 2015
and 2.75% as of December 31, 2014)	128,866	128,866
	$231,959	$231,959

NOTE 19 – STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2015 and December 31, 2014, the Corporation had 2,000,000,000 authorized shares of common stock with a par value of $0.10 per share. As of March 31, 2015 and December 31, 2014, there were 214,618,015 and 213,724,749 shares issued, respectively, and 213,827,258 and 212,984,700 shares outstanding, respectively. On July 30, 2009, the Corporation announced the suspension of common and preferred stock dividends effective with the preferred dividend for the month of August 2009.

  During the first quarter of 2015, the Corporation awarded 30,068 shares of restricted stock under the Omnibus Plan to one of the Corporation’s independent directors, of which 4,295 shares vest in one year and the remaining 25,773 shares vest in five years.  Also in the first quarter of 2015, the Corporation granted 791,464 shares of restricted stock to certain senior officers and certain other employees. For 40,000 of the 791,464 shares awarded to employees, the requisite service period is approximately three months. For the remaining 751,464 shares, the restrictions on such restricted stock will lapse with respect to 50% over a two-year period and 50% over a three-year period. Included in the shares of restricted stock granted in the first quarter of 2015 are 615,464 shares granted to certain senior officers consistent with the requirements of TARP. In addition, in the first quarter of 2015, the Corporation issued 80,234 shares of common stock as increased compensation to certain executive officers. As of March 31, 2015 and December 31, 2014, there were 3,076,438 and 2,327,156 shares of unvested restricted stock outstanding. During the first quarter of 2015, 8,500 shares of restricted stock were forfeited and the restrictions on 63,750 shares of restricted stock lapsed. Refer to Note 4 for additional information.

Preferred Stock

The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1, redeemable at the Corporation’s option subject to certain terms. This stock may be issued in series and the shares of each series shall have such rights and preferences as are fixed by the Board of Directors when authorizing the issuance of that particular series.  As of March 31, 2015, the Corporation has five outstanding series of nonconvertible, non-cumulative preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% noncumulative perpetual monthly income preferred stock, Series B; 7.40% noncumulative perpetual monthly income preferred stock, Series C; 7.25% noncumulative perpetual monthly income preferred stock, Series D; and 7.00% noncumulative perpetual monthly income preferred stock, Series E.  The liquidation value per share is $25.

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

Treasury stock

During the first quarter of 2015, the Corporation withheld an aggregate of 50,708 shares of the common stock that was paid to certain senior officers as additional compensation and of restricted stock that vested during the first quarter of 2015 to cover employees’ payroll and income tax withholding liabilities; these shares are also held as treasury shares. As of March 31, 2015 and December 31, 2014, the Corporation had 790,757 and 740,049 shares held as treasury stock, respectively.

FirstBank Statutory Reserve (Legal Surplus)

The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to legal surplus until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus account from the retained earnings account are not available for distribution to the stockholders without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts shall be charged against the undistributed profits of the bank, and the balance, if any shall be charged against the reserve fund, as a reduction thereof. If there is no reserve fund sufficient to cover such balance in whole or in part, the outstanding amount shall be charged against the capital account and the Bank cannot pay dividends until it can replenish the reserve fund to an amount of at least 20% of the original capital contributed. During the fourth quarter of 2014, $40.0 million was transferred to the legal surplus reserve. FirstBank’s legal surplus reserve, included as part of retained earnings in the Corporation’s statement of financial condition, amounted to $40.0 million as of March 31, 2015.  There were no transfers to the legal surplus reserve during the quarter ended March 31, 2015.

 NOTE 20 - INCOME TAXES

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

  Under the Puerto Rico Internal Revenue Code of 2011, as amended (the “2011 PR Code”), the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns and, thus, the Corporation is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss (“NOL”), a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable NOL carry forward period. The 2011 PR Code provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations.

    The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through an International Banking Entity (“IBE”) unit of the Bank, and through the Bank’s subsidiary, FirstBank Overseas Corporation, whose interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation. The IBE and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico on the specific activities identified in the IBE Act.  An IBE that operates as a unit of a bank pays income taxes at the corporate standard rates to the extent that the IBE’s net income exceeds 20% of the bank’s total net taxable income.

     In 2010, the Corporation established a valuation allowance for substantially all of the deferred tax assets of its banking subsidiary, FirstBank, primarily due to significant operational losses driven by charges to the provision for loan losses, a three-year cumulative loss position as of the end of the year 2010, and uncertainty regarding the amount of future taxable income that the Bank could forecast. As of December 31, 2014, based upon the assessment of all positive and negative evidence, management concluded that it was more likely than not that FirstBank will generate sufficient taxable income within the applicable NOL carry-forward periods to realize $313.0 million of its deferred tax assets and, therefore, reversed $302.9 million of the valuation allowance. As of March 31, 2015, the deferred tax assets, net of a valuation allowance of $198.6 million, amounted to $310.9 million and management concluded, based upon the assessment of all positive and negative evidence, that it is more likely than not that the Corporation will generate sufficient taxable income within the applicable NOL carry-forward periods to realize such amount.

       The Corporation recorded income tax expense of $8.0 million in the first quarter of 2015 compared to $0.9 million for the quarter ended March 31, 2014.  For the quarter ended March 31, 2015, the Corporation calculated the provision for income taxes by applying the estimated annual effective tax rate for the full fiscal year to ordinary income or loss.  The Corporation had historically calculated the provision for income taxes for interim periods by using a discrete effective tax rate method since it had a full valuation allowance on most of its deferred tax assets.  As a result of the partial valuation allowance release during the fourth quarter of 2014, management will use the annual estimated effective tax rate as required by ASC 740 for interim period reporting.  In the computation of the consolidated worldwide annual estimated effective tax rate, the ASC 740-270 requires the exclusion of legal entities with pre-tax losses from which a tax benefit cannot be recognized.  The consolidated worldwide estimated effective tax rate excluding entities with pre-tax losses from which a tax benefit cannot be recognized is 22%.  The effective tax rate including all entities is 24%.

    As of March 31, 2015, the Corporation did not have Unrecognized Tax Benefits (“UTBs”) recorded on its books. During 2014, the Corporation reached final settlement with the IRS in connection with the 2007-2009 examination periods.  As a result of a final settlement with the IRS Appeals office during 2014, the Corporation released a portion of its reserve for uncertain tax positions, resulting in a tax benefit of $1.8 million, and paid $2.5 million to settle the tax liability resulting from the audit.

   The Corporation’s liability for income taxes includes the estimate of interest not yet paid related to the settlement reached with the IRS to close the tax years 2007 through 2009. The Corporation classifies all interest and penalties, if any, related to tax uncertainties as income tax expense. As of March 31, 2015, the Corporation’s accrued interest that relates to the IRS examination amounted to $1.3 million and there was no need to accrue for the payment of penalties. Audit periods remain open for review until the statute of limitations has passed. The statue of limitations under the 2011 PR code is 4 years; the statutes of limitations for Virgin Islands and U.S. income tax purposes are each three years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to the  results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For Virgin Islands and U.S. income tax purposes, all tax years subsequent to 2010 remain open to examination. The 2012 tax year U.S. federal tax return is currently under examination by the IRS. For Puerto Rico purposes, all tax years subsequent to 2010 remain open to examination.

   During 2013, the Puerto Rico Government approved Act No. 40, which imposed a national gross receipts tax.  The national gross receipts tax for financial institutions was computed on the basis of 1% of gross income, net of allowable exclusions. Subject to certain limitations, a financial institution was able to claim a credit of 0.5% of its gross income, against its regular income tax or the alternative minimum tax (“AMT”). However, on December 22, 2014, the Governor of Puerto Rico signed Act No. 238, which amended the 2011 PR Code. Act No. 238 clarifies that the national gross receipts tax will not be applicable to taxable years starting after December 31, 2014. Accordingly, during this quarter, the Corporation did not record national gross receipts tax expense. In March 31, 2014, a $1.5 million gross receipt tax expense was included as part of “Taxes, other than income taxes” in the consolidated statement of income and a $0.7 million benefit related to this credit was recorded as a reduction to the provision for income taxes.

      In February 2015, the Governor of Puerto Rico announced a proposal for a new tax code that would, among other things, replace the current 7% sales and use tax with a 16% value-added tax, while lowering income taxes. Legislative changes in tax laws could adversely impact our results of operations. On April 30, 2015, the legislature voted against the new tax code. New proposals or amendments to the tax code  have not yet been disclosed.

NOTE 21 – FAIR VALUE

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

Level 3

Valuations of Level 3 assets and liabilities are based on unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined by using pricing models for which the determination of fair value required significant management judgments estimation.

For 2015, there have been no transfers into or out of Level 1, Level 2 or Level 3 of the fair value hierarchy.

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

Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments for the quarters ended March 31,  2015 and 2014 was immaterial.

Assets and liabilities measured at fair value on a recurring basis, are summarized below:

	As of March 31, 2015				As of December 31, 2014
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value

Assets:
Securities available for sale :
U.S. Treasury Securities	$7,500	$-	$-	$7,500	$7,499	$-	$-	$7,499
Noncallable U.S. agency debt	-	286,066	-	286,066	-	228,157	-	228,157
Callable U.S. agency debt and MBS	-	1,607,273	-	1,607,273	-	1,653,140	-	1,653,140
Puerto Rico government obligations	-	39,073	2,390	41,463	-	40,658	2,564	43,222
Private label MBS	-	-	31,824	31,824	-	-	33,648	33,648
Other investments held for sale	-	-	100	100	-	-	-	-
Derivatives, included in assets:
Interest rate swap agreements	-	-	-	-	-	33	-	33
Purchased interest rate cap agreements	-	1	-	1	-	6	-	6
Liabilities:
Derivatives, included in liabilities:
Interest rate swap agreements	-	-	-	-	-	33	-	33
Written interest rate cap agreement	-	1	-	1	-	6	-	6
Forward contracts	-	220	-	220	-	148	-	148

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended March 31, 2015 and 2014.

	Quarter ended March 31,
	2015	2014
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale(1)	Available For Sale(1)

Beginning balance	$36,212	43,292
Total gains (losses) (realized/unrealized):
Included in earnings	(156)	-
Included in other comprehensive income	619	964
Purchases	100	5,123
Principal repayments and amortization	(2,461)	(1,869)
Ending balance	$34,314	$47,510

(1)	Amounts mostly related to private label MBS.

The table below presents qualitative information for significant assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2015:

	March 31, 2015
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range

Investment securities available-for-sale:

Private label MBS	$31,824	Discounted cash flow	Discount rate	14.5%
			Prepayment rate	18.04% -100.00% (Weighted Average 32%)
			Projected Cumulative Loss Rate	0.00% -80.00% (Weighted Average 7.3%)

Puerto Rico Government Obligations	2,390	Discounted cash flow	Prepayment speed	2.89%

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

The table below summarizes changes in unrealized gains and losses recorded in earnings for the quarters ended March 31, 2015 and 2014 for Level 3 assets and liabilities that are still held at the end of each period:

	Changes in Unrealized Losses	Changes in Unrealized Losses
	(Quarter ended March 31, 2015)	(Quarter Ended March 31, 2014)
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale	Available For Sale

Changes in unrealized losses relating to assets still held at reporting date:
Net impairment losses on investment securities (credit component)	$ (156)	$ -

Additionally, fair value is used on a nonrecurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost or market accounting (e.g., loans held for sale carried at the lower-of-cost or fair value and repossessed assets) or write downs of individual assets (e.g., goodwill, loans).

As of March 31, 2015, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of March 31, 2015			Losses recorded for the Quarter Ended March 31, 2015
	Level 1	Level 2	Level 3
	(In thousands)

Loans receivable (1)	$-	$-	$436,944	$(13,725)
Other Real Estate Owned (2)	-	-	122,628	(2,711)
Mortgage servicing rights (3)	-	-	22,973	(38)
Loans Held For Sale (4)	-	-	54,588	-

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

(3)

Fair value adjustments to mortgage servicing rights were mainly due to assumptions associated with mortgage prepayment rates. The Corporation carries its mortgage servicing rights at the lower of cost or market, measured at fair value on a non-recurring basis.  Assumptions for the value of mortgage servicing rights included:  Prepayment rate-10.25%, Discount Rate-10.62%.

(4)

The value of these loans was derived from external appraisals, adjusted for specific characteristics of the loans, and, for loans with signed sale agreements, the value was determined based on the sales price in such agreements.

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

(3)

Fair value adjustments to the mortgage servicing rights were mainly due to assumptions associated with mortgage prepayments rates. The Corporation carries its mortgage servicing rights at the lower-of-cost or market, measured at fair value on a non-recurring basis. Assumptions for the value of mortgage servicing rights included: Prepayment Rate-9.10%, Discount Rate-10.61%.

(4)

The value of these loans was derived from external appraisals, adjusted for specific characteristics of the loans, and, for loans with signed sale agreements, the value was determined based on the sales price in such agreements.

Qualitative information regarding the fair value measurements for Level 3 financial instruments is as follows:

March 31, 2015
	Method	Inputs
Loans	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors
OREO	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors
Mortgage servicing rights	Discounted Cash Flow	Weighted average prepayment rate of 10.25%; weighted average discount rate of 10.62%

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

Loans receivable, including loans held for sale

The fair value of loans held for investment and of mortgage loans held for sale was estimated using discounted cash flow analyses, based on interest rates currently being offered for loans with similar terms and credit quality and with adjustments that the Corporation’s management believes a market participant would consider in determining fair value. Loans were classified by type, such as commercial, residential mortgage, and automobile. These asset categories were further segmented into fixed- and adjustable-rate categories.  Valuations are carried out based on categories and not on a loan-by-loan basis.  The fair values of performing fixed-rate and adjustable-rate loans were calculated by discounting expected cash flows through the estimated maturity date. This fair value is not currently an indication of an exit price as that type of assumption could result in a different fair value estimate. The fair value of credit card loans was estimated using a discounted cash flow method and excludes any value related to a customer account relationship. Other loans with no stated maturity, like credit lines, were valued at book value. Prepayment assumptions were considered for non-residential loans. For residential mortgage loans, prepayment estimates were based on a prepayments model that combined both a historical calibration and current market prepayment expectations.  Discount rates were based on the U.S. Treasury and LIBOR/Swap Yield Curves at the date of the analysis, and included appropriate adjustments for expected credit losses and liquidity.  For impaired collateral dependent loans, the impairment was primarily measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observable transactions involving similar assets in similar locations. The market valuation of the loans acquired from Doral Bank in the first quarter of 2015 was derived from a model of forecasted cash flows that uses market-driven assumptions such as prepayment rate, default rate, and loss severity on a loan level basis. The forecasted cash flows are then discounted by yields observed in sales of similar portfolios in Puerto Rico and the continental U.S.

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

The estimated fair value of total deposits excludes the fair value of core deposit intangibles, which represents, the value of the customer relationship measured by the value of demand deposits and savings deposits that bear a low or zero rate of interest and do not fluctuate in response to changes in interest rates.

The fair value of brokered CDs, which are included within deposits, is determined using discounted cash flow analyses over the full term of the CDs. The fair value of the CDs is computed using the outstanding principal amount. The discount rates used were based on brokered CD market rates as of March 31, 2015.  The fair value does not incorporate the risk of nonperformance, since interests in brokered CDs are generally sold by brokers in amounts of less than $250,000 and, therefore, are insured by the FDIC.

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

The following table presents the estimated fair value and carrying value of financial instruments as of March 31, 2015 and December 31, 2014

	Total Carrying Amount in Statement of Financial Condition March 31, 2015	Fair Value Estimated March 31, 2015	Level 1	Level 2	Level 3

	(In thousands)

Assets:
Cash and due from banks and money
market investments	$984,436	$984,436	$984,436	$-	$-
Investment securities available
for sale	1,974,226	1,974,226	7,500	1,932,412	34,314
Other equity securities	26,185	26,185	-	26,185	-
Loans held for sale	81,723	82,942	-	28,301	54,641
Loans held for investment	9,485,372
Less: allowance for loan and lease losses	(226,064)
Loans held for investment, net of allowance	$9,259,308	9,115,707	-	-	9,115,707
Derivatives, included in assets	1	1	-	1	-

Liabilities:
Deposits	9,841,038	9,852,630	-	9,852,630	-
Securities sold under agreements to repurchase	900,000	966,365	-	966,365	-
Advances from FHLB	325,000	326,087	-	326,087	-
Other borrowings	231,959	169,935	-	-	169,935
Derivatives, included in liabilities	221	221	-	221	-

	Total Carrying Amount in Statement of Financial Condition December 31, 2014	Fair Value Estimated December 31, 2014	Level 1	Level 2	Level 3
	(In thousands)

Assets:
Cash and due from banks and money
market investments	$796,108	$796,108	$796,108	$-	$-
Investment securities available
for sale	1,965,666	1,965,666	7,499	1,921,955	36,212
Other equity securities	25,752	25,752	-	25,752	-
Loans held for sale	76,956	77,888	-	23,247	54,641
Loans held for investment	9,262,436
Less: allowance for loan and lease losses	(222,395)
Loans held for investment, net of allowance	$9,040,041	8,844,659	-	-	8,844,659
Derivatives, included in assets	39	39	-	39	-

Liabilities:
Deposits	9,483,945	9,486,325	-	9,486,325	-
Securities sold under agreements to repurchase	900,000	958,715	-	958,715	-
Advances from FHLB	325,000	324,376	-	324,376	-
Other borrowings	231,959	162,344	-	-	162,344
Derivatives, included in liabilities	187	187	-	187	-

NOTE 22 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Quarter Ended March 31,
	2015	2014
	(In thousands)

Cash paid for:

Interest on borrowings	$24,502	$23,359
Income tax	82	113

Non-cash investing and financing activities:

Additions to other real estate owned	12,702	8,176
Additions to auto and other repossessed assets	20,464	20,771
Capitalization of servicing assets	1,073	1,052
Loan securitizations	46,914	50,792
Preferred stock exchanged for new common stock issued:
Preferred stock exchanged (Series A through E)	-	6,024
New common stock issued	-	5,645
Fair value of assets acquired (liabilities assumed) in the Doral Bank transaction:
Loans	311,410	-
Premises and equipment, net	5,450	-
Core deposit intangible	5,820	-
Deposits	(523,517)	-

NOTE 23 – SEGMENT INFORMATION

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico.  As of March 31, 2015, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations, and Virgin Islands Operations.  Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels, and the economic characteristics of the product were also considered in the determination of the reportable segments.

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

The accounting policies of the segments are the same as those referred to in Note 1- “Nature of Business and Summary of Significant Accounting Policies,” in the audited consolidated financial statements of the Corporation for the year ended December 31, 2014, which are included in the Corporation’s 2014 Annual Report on Form 10-K.

The Corporation evaluates the performance of the segments based on net interest income, the estimated provision for loan and lease losses, non-interest income, and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the allowance for loan and lease losses.

The following table presents information about the reportable segments:

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended March 31, 2015:
Interest income	$33,876	$49,836	$34,803	$13,067	$11,231	$9,672	$152,485
Net (charge) credit for transfer of funds	(11,236)	3,684	(3,795)	7,754	3,593	-	-
Interest expense	-	(5,657)	-	(16,007)	(4,339)	(835)	(26,838)
Net interest income	22,640	47,863	31,008	4,814	10,485	8,837	125,647
(Provision) release for loan and lease losses	(6,963)	(16,685)	(9,093)	-	2,133	(2,362)	(32,970)
Non-interest income	3,399	12,417	524	(100)	524	2,522	19,286
Direct non-interest expenses	(8,065)	(31,559)	(7,979)	(1,339)	(7,183)	(8,580)	(64,705)
Segment income	$11,011	$12,036	$14,460	$3,375	$5,959	$417	$47,258

Average earnings assets	$2,492,247	$2,045,277	$3,028,358	$2,764,058	$971,887	$639,162	$11,940,989

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended March 31, 2014:
Interest income	$25,748	$55,812	$42,299	$15,583	$10,896	$10,233	$160,571
Net (charge) credit for transfer of funds	(8,546)	3,635	(2,999)	5,800	2,110	-	-
Interest expense	-	(6,796)	-	(16,761)	(4,797)	(897)	(29,251)
Net interest income	17,202	52,651	39,300	4,622	8,209	9,336	131,320
(Provision) release for loan and lease losses	(3,384)	(20,495)	(13,345)	-	5,959	(650)	(31,915)
Non-interest income (loss)	3,102	10,630	1,767	53	441	1,967	17,960
Direct non-interest expenses	(9,832)	(32,015)	(12,578)	(1,126)	(7,220)	(9,024)	(71,795)
Segment income	$7,088	$10,771	$15,144	$3,549	$7,389	$1,629	$45,570

Average earnings assets	$1,955,990	$2,006,395	$3,921,439	$2,710,930	$846,152	$655,568	$12,096,474

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals:

	Quarter Ended
	March 31,
	2015	2014

Net income:

Total income for segments and other	$47,258	$45,570
Other non-interest gain (loss) (1)	13,443	(6,610)
Other operating expenses (2)	(27,023)	(20,990)
Income before income taxes	33,678	17,970
Income tax expense	(8,032)	(887)
Total consolidated net income	$25,646	$17,083

Average assets:

Total average earning assets for segments	$11,940,989	$12,096,474
Other average earning assets (1)	-	6,570
Average non-earning assets	934,999	671,146
Total consolidated average assets	$12,875,988	$12,774,190

(1)

The bargain purchase gain on the acquisition of assets and assumption of deposits from Doral Bank in 2015 as well as the activities related to the Bank's equity interest in CPG/GS are presented as an Other non-interest income (loss) and the investment in CPG/GS is presented as Other average earning assets in the tables above.

(2)

Expenses pertaining to corporate administrative functions that support the operating segment but are not specifically attributable to or managed by any segment are not included in the reported financial results of the operating segments. The unallocated corporate expenses include certain general and administrative expenses and related depreciation and amortization expenses.

NOTE 24 – REGULATORY MATTERS, COMMITMENTS AND CONTINGENCIES

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

FirstBank received notification from the FDIC that the Consent Order under which the Bank had been operating since June 2, 2010 was terminated effective April 29, 2015.  Although the Consent Order has been terminated, First BanCorp. is still subject to the Written Agreement that the Corporation entered with the Federal Reserve Bank of New York on June 3, 2010.

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

The Corporation submitted its Capital Plan setting forth its plans for how to improve capital positions to comply with the Written Agreement over time. In addition to the Capital Plan, the Corporation submitted to its regulators a liquidity and brokered CD plan, including a contingency funding plan, a non-performing asset reduction plan, a budget and profit plan, a strategic plan, and a plan for the reduction of classified and special mention assets.  As of March 31, 2015, the Corporation had completed all of the items included in the Capital Plan and is continuing to work on reducing non-performing loans. The Written Agreement also requires the submission to the regulators of quarterly progress reports.

In July 2013, the U.S. banking regulators approved a revised regulatory capital framework for U.S. banking organizations (the “Basel III rules”) that is based on international regulatory capital requirements adopted by the Basel Committee on Banking Supervision over the past several years. The Basel III rules introduce new minimum capital ratios and capital conservation buffer requirements, change the composition of regulatory capital, require a number of new adjustments to and deductions from regulatory capital, and introduce a new “Standardized Approach” for the calculation of risk-weighted assets. The new minimum regulatory capital requirements and the Standardized Approach for the calculation of risk-weighted assets became effective for the Corporation and FirstBank on January 1, 2015.  The phase-in period for certain deductions and adjustments to regulatory capital began on January 1, 2015 and will be completed on January 1, 2018. The phase-in period for the capital conservation buffer requirements begins on January1, 2016 and will be completed on January 1, 2019.

The Basel III rules introduce a new and separate ratio of Common Equity Tier 1 capital (“CET1”) to risk-weighted assets. CET1, a narrower subcomponent of total Tier 1 capital, generally consists of common stock and related surplus, retained earnings, accumulated other comprehensive income (“AOCI”), and qualifying minority interests. Certain banking organizations, however, including the Corporation and FirstBank, were allowed to make a one-time permanent election in early 2015 to continue to exclude AOCI items. The Corporation and FirstBank have elected to permanently exclude capital in AOCI in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the securities portfolio.  In addition, the Basel III rules require the Corporation to maintain an additional CET1 capital conservation buffer of 2.5%. The capital conservation buffer must be maintained to avoid limitations on both (i) capital distributions (e.g. repurchases of capital instruments or dividend or interest payments on capital instruments), and (ii) discretionary bonus payments to executive officers and heads of major business lines. Under the fully phased-in rules, the Corporation will be required to maintain: (i) a minimum CET1 to risk-weighted assets ratio of at least 4.5%, plus the 2.5% “capital conservation buffer,” resulting in a required minimum CET1 ratio of at least 7%, (ii) a minimum ratio of total Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum Tier 1 capital ratio of 8.5%, (iii) a minimum ratio of total Tier 1 plus Tier 2 capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum total capital ratio of 10.5%, and (iv) a required minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average on-balance sheet (non-risk adjusted) assets. The phase-in of the capital conservation buffer will begin on January 1, 2016 with a first year requirement of 0.625% of additional CET1, which will be progressively increased over a four-year period, increasing by that same percentage amount on each subsequent January 1 until it reaches the fully phased-in 2.5% CET1 requirement on January 1, 2019.

In addition, the Basel III rules require a number of new deductions from and adjustments to CET1, including deductions from CET1 for certain intangible assets, and deferred tax assets dependent upon future taxable income; the four-year phase-in period for these adjustments generally began on January 1, 2015.  Mortgage servicing assets and deferred tax assets attributable to temporary differences, among others, are required to be deducted to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

      In addition, the Federal Reserve Board’s Basel III rules require that certain non-qualifying capital instruments, including cumulative preferred stock and trust preferred securities (“TRuPs”), be excluded from Tier 1 capital. In general, banking organizations such as the Corporation began to phase out TRuPs from Tier 1 capital on January 1, 2015. The Corporation is allowed to include 25% of the $225 million outstanding qualifying TRuPs as Tier 1 capital in 2015 and the TRuPs must be fully phased out from Tier 1 capital by January 1, 2016. However, the Corporation’s TRuPs may continue to be included in Tier 2 capital until the instruments are redeemed or mature.

The Basel III rules also revise the “prompt corrective action” (“PCA”) regulations that apply to depository institutions, including FirstBank, pursuant to Section 38 of the Federal Deposit Insurance Act by (i) introducing a separate CET1 ratio requirement for each PCA capital category (other than critically undercapitalized) with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each PCA capital category with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the previous 6%); and (iii) eliminating the provision that allowed a bank with a composite supervisory rating of 1 to have a 3% leverage ratio and still be adequately capitalized and maintaining the minimum leverage ratio for well-capitalized status at 5%. The Basel III rules do not change the total risk-based capital requirement (10% for well-capitalized status) for any PCA capital category. The new PCA requirements became effective on January 1, 2015.

The Corporation and FirstBank compute risk weighted assets using the Standardized Approach required by the Basel III rules. The Standardized Approach for risk-weightings has expanded the risk-weighting categories from the four major risk-weighting categories under the previous regulatory capital rules (0%, 20%, 50%, and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets. In a number of cases, the Standardized Approach results in higher risk weights for a variety of asset categories. Specific changes to the risk-weightings of assets include, among other things: (i) applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans, (ii) assigning a 150% risk weight to exposures that are 90 days past due (other than qualifying residential mortgage exposures, which remain at an assigned risk-weighting of 100%), (iii) establishing a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, in contrast to the 0% risk-weighting under the prior rules and (iv) capital is required to cover the risk of unexpected losses due to failure of a customer or counterparty to meet its financial obligations in accordance with contractual terms (repo-style transactions).

The Corporation's and its banking subsidiary's regulatory capital positions as of March 31, 2015 and December 31, 2014 were as follows:

	Regulatory Requirements

	Actual		For Capital Adequacy Purposes		To be Well-Capitalized-Regular Thresholds

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of March 31, 2015 (Basel III)
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,828,253	19.20%	$761,694	8%	N/A	N/A
FirstBank	$1,798,122	18.89%	$761,410	8%	$951,763	10%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$1,537,862	16.15%	$428,453	4.5%	N/A	N/A
FirstBank	$1,486,508	15.62%	$428,293	4.5%	$618,646	6.5%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,537,862	16.15%	$571,271	6%	N/A	N/A
FirstBank	$1,676,525	17.61%	$571,058	6%	$761,410	8%
Leverage ratio
First BanCorp.	$1,537,862	12.16%	$505,698	4%	N/A	N/A
FirstBank	$1,676,525	13.28%	$505,036	4%	$631,295	5%

As of December 31, 2014 (Basel I)
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,748,120	19.70%	$709,723	8%	N/A	N/A
FirstBank	$1,717,432	19.37%	$709,395	8%	$886,744	10%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,636,004	18.44%	$354,861	4%	N/A	N/A
FirstBank	$1,605,367	18.10%	$354,698	4%	$532,046	6%
Leverage ratio
First BanCorp.	$1,636,004	13.27%	$493,159	4%	N/A	N/A
FirstBank	$1,605,367	13.04%	$492,468	4%	$615,585	5%

The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and commitments to sell mortgage loans at fair value. As of March 31, 2015, commitments to extend credit amounted to approximately $1.1 billion, of which $645.6 million relates to credit card loans. Commercial and Financial standby letters of credit amounted to approximately $44.5 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. In the case of credit cards and personal lines of credit, the Corporation can cancel the unused credit facility at any time and without cause. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with prospective borrowers.

As of March 31, 2015, First BanCorp. and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. Management believes that the final disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on the Corporation’s financial position, results of operations or cash flows.

NOTE 25 – FIRST BANCORP. (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

The following condensed financial information presents the financial position of the Holding Company only as of March 31,  2015 and December 31, 2014 and the results of its operations for the quarters ended March 31, 2015 and 2014.

Statements of Financial Condition

	As of March 31,	As of December 31,
	2015	2014
	(In thousands)

Assets
Cash and due from banks	$29,726	$30,380
Money market investments	6,111	6,111
Other investment securities	285	285
Loans held for investment, net	298	322
Investment in First Bank Puerto Rico, at equity	1,900,671	1,866,090
Investment in First Bank Insurance Agency, at equity	13,356	11,890
Investment in FBP Statutory Trust I	3,093	3,093
Investment in FBP Statutory Trust II	3,866	3,866
Other assets	4,617	4,357
Total assets	$1,962,023	$1,926,394

Liabilities and Stockholders' Equity
Liabilities:
Other borrowings	$231,959	$231,959
Accounts payable and other liabilities	24,314	22,692
Total liabilities	256,273	254,651

Stockholders' equity	1,705,750	1,671,743
Total liabilities and stockholders' equity	$1,962,023	$1,926,394

Statements of Income

	Quarter Ended
	March 31,	March 31,
	2015	2014
	(In thousands)

Income:

Interest income on money market investments	$5	$5
Other income	56	53
	61	58

Expense:

Notes payable and other borrowings	1,817	1,760
Other operating expenses	604	506
	2,421	2,266

Loss before income taxes and equity in undistributed
earnings of subsidiaries	(2,360)	(2,208)

Income tax provision	-	(2)

Equity in undistributed earnings of subsidiaries	28,006	19,293

Net income	$25,646	$17,083

Other comprehensive income, net of tax	7,140	22,539

Comprehensive income	$32,786	$39,622

NOTE 26 – SUBSEQUENT EVENTS

As discussed in Note 24, FirstBank received notification from the FDIC that the Consent Order under which the Bank had been operating since June 2, 2010 was terminated effective April 29, 2015.  Although the Consent Order has been terminated, First BanCorp. is still subject to the Written Agreement that the Corporation entered into with the Federal Reserve Bank of New York on June 3, 2010.

The Corporation has performed an evaluation of events occurring subsequent to March 31, 2015; management has determined that there are no additional events occurring in this period, except as previously disclosed, that required disclosure in or adjustment to the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                 OPERATIONS (MD&A)

SELECTED FINANCIAL DATA
	Quarter ended
(In thousands, except for per share and financial ratios)	March 31,
	2015	2014
Condensed Income Statements:
Total interest income	$152,485	$160,571
Total interest expense	26,838	29,251
Net interest income	125,647	131,320
Provision for loan and lease losses	32,970	31,915
Non-interest income	32,729	11,350
Non-interest expenses	91,728	92,785
Income before income taxes	33,678	17,970
Income tax expense	(8,032)	(887)
Net income	25,646	17,083
Net income attributable to common stockholders	25,646	17,462
Per Common Share Results:
Net earnings per share-basic	$0.12	$0.08
Net earnings per share-diluted	$0.12	$0.08
Cash dividends declared	$-	$-
Average shares outstanding	210,686	205,732
Average shares outstanding diluted	212,746	206,876
Book value per common share	$7.81	$5.74
Tangible book value per common share (1)	$7.55	$5.48
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	0.81	0.54
Interest Rate Spread (2)	4.13	4.25
Net Interest Margin (2)	4.31	4.43
Return on Average Total Equity	6.15	5.55
Return on Average Common Equity	6.29	5.85
Average Total Equity to Average Total Assets	13.13	9.77
Tangible common equity ratio (1)	12.33	8.97
Dividend payout ratio	-	-
Efficiency ratio (3)	57.92	65.03
Asset Quality:
Allowance for loan and lease losses to total loans held for investment	2.38	2.79
Net charge-offs (annualized) to average loans (4)	1.25	2.11
Provision for loan and lease losses to net charge-offs	112.52	62.59
Non-performing assets to total assets (4)	5.74	5.70
Non-performing loans held for investment to total loans held for investment (4)	5.94	5.45
Allowance to total non-performing loans held for investment (4)	40.11	51.13
Allowance to total non-performing loans held for investment,
excluding residential real estate loans (4)	57.82	76.45
Other Information:
Common Stock Price: End of period	$6.20	$5.44

	As of March 31, 2015	As of December 31, 2014
Balance Sheet Data:
Loans, including loans held for sale	$9,567,095	$9,339,392
Allowance for loan and lease losses	226,064	222,395
Money market and investment securities	2,217,376	2,008,380
Intangible assets	54,634	49,907
Deferred tax asset, net	310,869	313,045
Total assets	13,147,919	12,727,835
Deposits	9,841,038	9,483,945
Borrowings	1,456,959	1,456,959
Total preferred equity	36,104	36,104
Total common equity	1,680,857	1,653,990
Accumulated other comprehensive loss, net of tax	(11,211)	(18,351)
Total equity	1,705,750	1,671,743
__________________
(1)	Non-GAAP measure. Refer to "Capital" below for additional information about the components and a reconciliation of these measures.
(2)	On a tax-equivalent basis and excluding the changes in fair value of derivative instruments (see "Net Interest Income" below for a reconciliation of these non-GAAP measures).
(3)	Non-interest expense to the sum of net interest income and non-interest income. The denominator includes non-recurring income and changes in the fair value of derivative instruments.
(4)

Loans used in the denominator in calculating net charge-offs, non performing loan and non-performing asset rates include purchased credit-impaired ("PCI") loans. However, the Corporation separately tracks and reports PCI loans and excludes these from non-performing loan and non-performing asset statistics.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the accompanying unaudited consolidated financial statements of First BanCorp. (the “Corporation” or “First BanCorp.”) and should be read in conjunction with such financial statements and the notes thereto.

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

RECENT SIGNIFICANT EVENTS

Consent Order Lifted

As described in Note 24 to the consolidated unaudited financial statements, Regulatory Matters, Commitment and Contingencies, FirstBank received notification from the FDIC that the Consent Order under which the Bank had been operating since June 2, 2010 was terminated effective April 29, 2015.  Although the Consent Order has been terminated, First BanCorp. is still subject to the Written Agreement that the Corporation entered into with the Federal Reserve Bank of New York (the “New York FED” or “Federal Reserve”).

Doral Bank Transaction

On February 27, 2015, FirstBank acquired 10 Puerto Rico branches of Doral Bank, assumed $522.7 million in deposits related to such branches, acquired approximately $324.8 million in principal balance of loans, primarily residential mortgage loans, acquired $5.5 million of property, plant and equipment and received $217.7 million of cash, through an alliance with other co-bidders on the failed Doral Bank (the “Doral Bank transaction”). This transaction solidifies FirstBank as the second largest bank in Puerto Rico, enhances FirstBank’s presence in geographical areas in Puerto Rico with growth potential for deposits and mortgage origination, two of the main business strategies of the institution, and provides a stable source of low-cost deposits that are expected to support and enhance future growth activities.

Under the FDIC’s bidding format, Banco Popular of Puerto Rico (“Popular”) was the lead bidder and party to the purchase agreement with the FDIC covering all assets and deposits acquired by Popular and its alliance co-bidders.  Popular entered into back to back purchase and assumption agreements with the alliance co-bidders, including FirstBank, for the transferred assets and deposits.  There is no loss-share arrangement with the FDIC related to the acquired assets.

The Corporation accounted for this transaction as a business combination. As a result of the acquisition, FirstBank recorded a $13.4 million bargain purchase gain and a core deposit intangible of $5.8 million.  Refer to Note 2 to the consolidated unaudited financial statements, Business Combination, for further details of this transaction.

OVERVIEW OF RESULTS OF OPERATIONS

First BanCorp.'s results of operations generally depend primarily upon its net interest income, which is the difference between the interest income earned on its interest-earning assets, including investment securities and loans, and the interest expense incurred on its interest-bearing liabilities, including deposits and borrowings.  Net interest income is affected by various factors, including: the interest rate scenario; the volumes, mix and composition of interest-earning assets and interest-bearing liabilities; and the re-pricing characteristics of these assets and liabilities. The Corporation's results of operations also depend on the provision for loan and lease losses, non-interest expenses (such as personnel, occupancy, deposit insurance premiums and other costs), non-interest income (mainly service charges and fees on deposits, insurance income and revenues from broker-dealer operations), gains (losses) on sales of investments, gains (losses) on mortgage banking activities, and income taxes.

Net income was $25.6 million, or $0.12 per diluted common share, for the quarter ended March 31, 2015 compared to net income of $17.1 million, or $0.08 per diluted common share, for the same period in 2014.

The key drivers of the Corporation’s financial results for the quarter ended March 31, 2015 include the following:

•         Net interest income decreased $5.7 million to $125.6 million for the quarter ended March 31, 2015 compared to the same period in 2014. The decrease in net interest income was primarily driven by: (i) a reduction in the average yield and volume of consumer loans, including the fact that the remaining discount related to the credit card portfolio acquired in 2012 was fully accreted into income during the first half of 2014, (ii) a reduction in the average yield and volume of the Corporation’s investments in mortgage-backed securities (“MBS”) reflecting, among other things, the gradual reinvestment of MBS prepayments in lower-yielding investments given the low interest rate environment, and (iii) a reduction in the average volume of commercial and construction loans.

These decreases in net interest income were partially offset by the increased volume of residential mortgage loans derived from several acquisitions of loans from Doral Bank completed after the end of the first quarter of 2014, including the most recent acquisition described above, and the reduction in the cost of funds due to lower rates paid on certain of the Bank’s savings and interest-bearing checking accounts, and a decrease in the average volume of brokered CDs. The net interest margin, excluding fair value adjustments, decreased 8 basis points to 4.18% for the first quarter of 2015 compared to the same period in 2014.  For a definition and reconciliation of this non-GAAP measure, refer to “Net Interest Income” below.

•         The provision for loan and lease losses increased $1.1 million to $33.0 million for the first quarter of 2015 compared to $31.9 million for the same period in 2014. The increase was driven by: (i) a change of $9.3 million in the provision for construction loans, reflecting a $1.2 million provision for the quarter ended March 31, 2015 compared to a reserve release of $8.1 million for the same period in 2014 that was primarily attributable to certain loans that were paid-off and (ii) a $2.7 million increase in the provision related to residential mortgage loans due to decreases in appraisal values and the increase in the portfolio size.

These increases were partially offset by: (i) a $5.7 million decrease in the provision for commercial and industrial loans mainly due to a decline in charge-offs, (ii) a $3.9 million decrease in the provision for consumer loans due to decreases in charge-offs and loss severity rates on auto loans and the decrease in the portfolio size, and (iii) a $1.3 million decrease in the provision for commercial mortgage loans driven by the reduction in adversely classified loans, primarily in the Florida (United States) region.

Net charge-offs totaled $29.3 million for the first quarter of 2015, or 1.25% of average loans on an annualized basis, compared to $51.0 million, or 2.11% of average loans for the same period in 2014.  The decrease was primarily reflected in the commercial and industrial loan portfolio.  Refer to the discussions under “Provision for loan and lease losses” and “Risk Management” below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios.

•         The Corporation recorded non-interest income of $32.7 million for the first quarter of 2015, compared to $11.4 million for the same period in 2014.  The increase primarily reflects the $13.4 million bargain purchase gain on assets acquired and deposits assumed from Doral Bank and the $6.6 million equity in loss of unconsolidated entity recognized in the first quarter of 2014 related to the Bank’s investment in CPG/GS PR NPL, LLC (“CPG/GS”).  The value of the investment in this unconsolidated entity became zero in the second quarter of 2014.

Excluding the bargain purchase gain recorded in the first quarter of 2015 and the equity in loss of unconsolidated entity recorded in the first quarter of 2014, non-interest income increased by $1.3 million reflecting: (i) a $0.7 million increase in service charges on deposits and other fees related to deposits assumed from Doral Bank, (ii) a $0.5 million increase in insurance commission income, net of reserves, and (iii) an increase of $0.3 million in revenues from the mortgage banking business. These increases were partially offset by a $0.2 million other-than-temporary impairment charge on private label MBS recorded in the first quarter of 2015.

•         Non-interest expenses decreased by $1.1 million to $91.7 million for the first quarter of 2015 compared to the same period in 2014.  Excluding non-recurring acquisition and conversion costs related to the Doral Bank transaction of $2.1 million, non-interest expenses decreased by $3.1 million reflecting: (i) a $4.1 million decrease in the FDIC deposit insurance premium expense reflecting, among other things, improved earnings trends, the decrease in brokered deposits, a strengthened capital position and higher liquidity levels, (ii) a $3.2 million decrease in losses on other real estate owned (“OREO”) operations, primarily due to lower write-downs, (iii) a $1.5 million decrease in taxes, other than income taxes, reflecting the elimination of Puerto Rico’s national gross receipts tax in 2015, and (iv) a $1.1 million decrease in business promotion expenses, mainly marketing expenses.

These decreases were partially offset by: (i) a $2.8 million increase in  employees’ compensation and benefits mainly due to salary merit increases in the second quarter of 2014, higher stock-based compensation expenses, and $0.3 million related to personnel costs of Doral Bank acquired branches, (ii) a $1.7 million  increase in collections, appraisals and other credit related professional service fees related to troubled loan resolution efforts, (iii) $1.1 million of pass-through loan and deposit interim servicing costs incurred in the first quarter of 2015 in connection with the Doral Bank transaction, and (iv) a $0.9 million increase in the provision for unfunded loan commitments.  Refer to the “Non Interest Expenses” discussion below for additional information.

•         For the first quarter of 2015, the Corporation recorded an income tax expense of $8.0 million, compared to $0.9 million for the same period in 2014. As a result of the partial reversal of the deferred tax assets valuation allowance recorded in the fourth quarter of 2014, the Corporation is now required to estimate and record a provision for income tax expense for interim periods.  The Corporation’s effective tax rate for the first quarter of 2015 was 24%, which approximates the expected effective tax rate for the year (22% when excluding entities for which a tax benefit from ordinary losses cannot be recognized). As of March 31, 2015, the Corporation had a net deferred tax asset of $310.9 million (net of a valuation allowance of $198.6 million).  Refer to “Income Taxes” below for additional information.

•         As of March 31, 2015, total assets were $13.1 billion, an increase of $420.1 million, or 3%, from December 31, 2014. The increase was mainly due to a $325.2 million increase in residential mortgage loans driven by the acquisition of loans from Doral Bank (which had a carrying value of $309.0 million as of March 31, 2015), partially offset by a $52.1 million decrease in commercial and construction loans and a $45.4 million decrease in consumer loans.  In addition, cash and cash equivalents increased by $188.3 million primarily as a result of the increase in total deposits.  The Corporation received $217.7 million of cash as part of the Doral Bank transaction, a portion of which was utilized to pay off maturing brokered CDs.  Refer to “Financial Condition and Operating Data” below for additional information.

•         As of March 31, 2015, total liabilities were $11.4 billion, an increase of $386.1 million, from December 31, 2014.  Organic deposit growth accounted for $157.9 million of the increase, primarily growth in demand deposits and saving accounts.  In addition, the Doral Bank transaction added $506.9 million in non-brokered deposits as of March 31, 2015.  This was partially offset by a $314.6 million decrease in brokered CDs. Refer to “Risk Management – Liquidity and Capital Adequacy” below for additional information about the Corporation’s funding sources.

•         As of March 31, 2015, the Corporation’s stockholders’ equity was $1.7 billion, an increase of $34.0 million from December 31, 2014.  The increase was mainly driven by the net income of $25.6 million for the first quarter of 2015 and a $7.1 million increase in other comprehensive income, mainly attributable to an increase in the fair value of U.S. agency MBS and debt securities.

•         The Corporation’s Total Capital, Common equity Tier 1 Capital, Tier 1 Capital and Leverage ratios calculated under the Basel III rules were 19.20%, 16.15%, 16.15%, and 12.16%,  respectively, as of March 31, 2015.  The Corporation’s tangible common equity ratio decreased to 12.33% as of March 31, 2015, from 12.51% as of December 31, 2014 due to the increase in asset size.  Refer to “Risk Management – Capital” below for additional information including further information about the implementation of the Basel III rules in 2015.

•         Total loan production, including purchases, refinancings, renewals and draws from existing revolving and non-revolving commitments, was $688.9 million for the quarter ended March 31, 2015, excluding the utilization activity on outstanding credit cards, compared to $770.6 million, for the same period in 2014.

•         Total non-performing loans, including non-performing loans held for sale, were $618.1 million as of March 31, 2015, an increase of $39.6 million, or 7%, from December 31, 2014. The increase was primarily attributable to the inflow of a $75.0 million credit facility of a government public corporation, partially offset by charge-offs, cash collections, restorations to accrual status of loans brought current, loans modified and the sale of $3.5 million of commercial and industrial non-performing loans.

•         Total non-performing assets were $754.3 million as of March 31, 2015, an increase of $37.6 million from December 31, 2014.  Given the prolonged recession and uncertainties in the economic environment in Puerto Rico, the Corporation continued to face pressures related to its non-performing loans and charge-off levels. Refer to “Risk Management - Non-accruing and Non-performing Assets” below for additional information.

•         Adversely classified commercial and construction loans, including non-performing loans held for sale, decreased by $53.4 million to $558.8 million, or 9%, from December 31, 2014.

Critical Accounting Policies and Practices

The accounting principles of the Corporation and the methods of applying these principles conform to generally accepted accounting principles in the United States (“GAAP”). The Corporation’s critical accounting policies relate to: 1) the allowance for loan and lease losses; 2) other-than-temporary impairments (“OTTIs”); 3) income taxes; 4) the classification and values of investment securities; 5) the valuation of financial instruments; 6) income recognition on loans; 7) fair values and accounting of loans acquired; 8) loans held for sale; 9) accounting for business combinations; and 10) equity method of accounting for investment in unconsolidated entity. These critical accounting policies involve judgments, estimates and assumptions made by management that affect the amounts recorded for assets and liabilities and for contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimates, if different assumptions or conditions prevail. Certain determinations inherently require greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than those originally reported.

The Corporation’s critical accounting policies are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in First BanCorp’s 2014 Annual Report on Form 10-K. There have not been any material changes in the Corporation’s critical accounting policies since December 31, 2014.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the excess of interest earned by First BanCorp. on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp.’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter ended March 31, 2015 was $125.6 million compared to $131.3 million for the comparable period in 2014. On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments, net interest income for the quarter ended March 31, 2015 was $129.7 million compared to $136.2 million for the comparable period of 2014.

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

 The net interest income is computed on an adjusted tax-equivalent basis and excluding the change in the fair value of derivative instruments. For a definition and reconciliation of this non-GAAP measure, refer to the discussions below.

Part I

	Average Volume		Interest income (1) / expense		Average Rate (1)
Quarter ended March 31,	2015	2014	2015	2014	2015	2014
(Dollars in thousands)

Interest-earning assets:
Money market & other short-term investments	$808,754	$744,326	$537	$500	0.27%	0.27%
Government obligations (2)	421,948	342,851	2,338	2,058	2.25%	2.43%
Mortgage-backed securities	1,551,804	1,700,350	12,501	16,092	3.27%	3.84%
FHLB stock	25,467	28,406	295	341	4.70%	4.87%
Equity securities	357	320	-	-	0.00%	0.00%
Total investments (3)	2,808,330	2,816,253	15,671	18,991	2.26%	2.73%

Residential mortgage loans	3,120,648	2,549,924	43,482	34,958	5.65%	5.56%
Construction loans	172,055	216,539	1,532	2,015	3.61%	3.77%
C&I and commercial mortgage loans	4,127,305	4,825,369	43,671	51,312	4.29%	4.31%
Finance leases	230,299	246,229	4,611	5,190	8.12%	8.55%
Consumer loans	1,729,448	1,824,674	47,523	53,015	11.14%	11.78%
Total loans (4) (5)	9,379,755	9,662,735	140,819	146,490	6.09%	6.15%
Total interest-earning assets	$12,188,085	$12,478,988	$156,490	$165,481	5.21%	5.38%

Interest-bearing liabilities:
Brokered CDs	$2,736,653	$3,185,520	$6,610	$7,607	0.98%	0.97%
Other interest-bearing deposits	5,848,597	5,925,314	11,084	12,692	0.77%	0.87%
Other borrowed funds	1,131,959	1,131,959	8,210	8,128	2.94%	2.91%
FHLB advances	325,000	300,000	934	824	1.17%	1.11%
Total interest-bearing liabilities (6)	$10,042,209	$10,542,793	$26,838	$29,251	1.08%	1.13%

Net interest income			$129,652	$136,230

Interest rate spread					4.13%	4.25%

Net interest margin					4.31%	4.43%

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
(5)

Interest income on loans includes $2.7 million and $3.0 million for the first quarter of 2015 and 2014, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

(6)	Unrealized gains and losses on liabilities measured at fair value are excluded from the average volumes.

Part II

	Quarter ended March 31,
	2015 compared to 2014
	Increase (decrease)
	Due to:
(In thousands)	Volume	Rate	Total

Interest income on interest-earning assets:

Money market & other short-term investments	$43	$(6)	$37
Government obligations	461	(181)	280
Mortgage-backed securities	(1,328)	(2,263)	(3,591)
FHLB stock	(34)	(12)	(46)
Total investments	(858)	(2,462)	(3,320)

Residential mortgage loans	7,944	580	8,524
Construction loans	(399)	(84)	(483)
C&I and commercial mortgage loans	(7,387)	(254)	(7,641)
Finance leases	(326)	(253)	(579)
Consumer loans	(2,693)	(2,799)	(5,492)
Total loans	(2,861)	(2,810)	(5,671)
Total interest income	(3,719)	(5,272)	(8,991)

Interest expense on interest-bearing liabilities:

Brokered CDs	(1,086)	89	(997)
Other interest-bearing deposits	(162)	(1,446)	(1,608)
Other borrowed funds	-	82	82
FHLB advances	71	39	110
Total interest expense	(1,177)	(1,236)	(2,413)
Change in net interest income	$(2,542)	$(4,036)	$(6,578)

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

   The following table reconciles net interest income in accordance with GAAP to net interest income, excluding valuations, and net interest income on an adjusted tax-equivalent basis. The table also reconciles net interest spread and net interest margin on a GAAP basis to these items excluding valuations and on an adjusted tax-equivalent basis:

	Quarter Ended March 31,
(Dollars in thousands)	2015	2014

Interest Income - GAAP	$152,485	$160,571
Unrealized gain on derivative instruments	-	(313)
Interest income excluding valuations	152,485	160,258
Tax-equivalent adjustment	4,005	5,223
Interest income on a tax-equivalent basis excluding valuations	156,490	165,481

Interest Expense - GAAP	26,838	29,251

Net interest income - GAAP	$125,647	$131,320

Net interest income excluding valuations	$125,647	$131,007

Net interest income on a tax-equivalent basis excluding valuations	$129,652	$136,230

Average Balances
Loans and leases	$9,379,755	$9,662,735
Total securities and other short-term investments	2,808,330	2,816,253
Average Interest-Earning Assets	$12,188,085	$12,478,988

Average Interest-Bearing Liabilities	$10,042,209	$10,542,793

Average Yield/Rate
Average yield on interest-earning assets - GAAP	5.07%	5.22%
Average rate on interest-bearing liabilities - GAAP	1.08%	1.13%
Net interest spread - GAAP	3.99%	4.09%
Net interest margin - GAAP	4.18%	4.27%

Average yield on interest-earning assets excluding valuations	5.07%	5.21%
Average rate on interest-bearing liabilities excluding valuations	1.08%	1.13%
Net interest spread excluding valuations	3.99%	4.08%
Net interest margin excluding valuations	4.18%	4.26%

Average yield on interest-earning assets on a tax-equivalent basis
and excluding valuations	5.21%	5.38%
Average rate on interest-bearing liabilities excluding valuations	1.08%	1.13%
Net interest spread on a tax-equivalent basis and excluding valuations	4.13%	4.25%
Net interest margin on a tax-equivalent basis and excluding valuations	4.31%	4.43%

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

Derivative instruments, such as interest rate swaps, are subject to market risk. While the Corporation does have certain trading derivatives to facilitate customer transactions, the Corporation does not utilize derivative instruments for speculative purposes. As of March 31, 2015, most of the interest rate swaps outstanding are used for protection against rising interest rates, although not designated as hedges. Refer to Note 11 of the accompanying unaudited consolidated financial statements for further details concerning the notional amounts of derivative instruments and additional information. As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on net interest income. This will depend, for the most part, on the shape of the yield curve, the level of interest rates, and the expectations for rates in the future.

For the quarter ended March 31, 2015, net interest income decreased $5.7 million to $125.6 million and the net interest margin, excluding valuations, decreased by 8 basis points to 4.18%. The decrease in net interest income and margin was primarily driven by a reduction in the average volume of commercial, construction and consumer loans, a reduction in the average volume and yield of U.S. agency MBS, and a decrease in the average yield of consumer loans. These decreases in net interest income and margin were partially offset by the increased volume of residential mortgage loans derived from the several acquisitions of loans from Doral Bank completed after the end of the first quarter of 2014 and reductions in the cost of funds due to lower rates paid on certain savings and interest-bearing checking accounts, and a decrease in the average volume of brokered CDs.

The decrease of $742.6 million in the average volume of commercial and construction loans resulted in a $7.6 million reduction in interest income, while the $111.2 million decrease in the average volume of consumer loans resulted in an additional $3.0 million decrease in interest income.

In addition, the average yield on consumer loans (including finance leases) decreased to 10.79% for the first quarter of 2015, from 11.40% for the same period in 2014, for an adverse impact of approximately $3.0 million in interest income.  The decline in the average yield on consumer loans reflects both the impact of lower rates on new loan originations given the current level of interest rates and the fact that the remaining discount related to the credit card portfolio acquired in 2012 was fully accreted into income during the first half of 2014.  The discount accretion included in interest income in the first quarter of 2014 was $2.3 million.

Net interest income and margin were also adversely impacted by a $2.9 million decrease in interest income on MBS, reflecting the gradual reinvestment of MBS prepayments in lower-yielding investments given the low interest rate environment or the deposit of such prepayments in cash balances maintained at the Federal Reserve Bank.

The aforementioned variances were partially offset by an $8.7 million increase in interest income on residential mortgage loans and a $2.4 million decrease in total interest expense.  The increase in interest income on residential mortgage loans was driven by a $570.7 million increase in the average volume.  In three separate transactions after the end of the first quarter of 2014, the Corporation acquired from Doral Bank approximately $760 million in principal balance of residential mortgage loans.

The Corporation reduced the average cost of funds as a result of lower rates paid on savings and interest-bearing checking accounts.  The Corporation’s strategic focus remains to grow non-brokered deposits and improve the overall funding mix.  For the quarter ended March 31, 2015, the average rate paid on non-brokered deposits decreased by 10 basis points to 0.77% compared to the same period in 2014, resulting in a decrease of approximately $1.4 million in interest expense.

For the quarter ended March 31, 2015, the average balance of brokered CDs decreased by $448.9 million compared to the same period last year, resulting in a $1.0 million decrease in interest expense.  Over the last four quarters, the Corporation repaid approximately $1.8 billion of maturing brokered CDs with an all-in cost of 0.82% and issued $1.2 billion of new brokered CDs with an all-in cost of 0.78%.

On an adjusted tax-equivalent basis, net interest income for the first quarter of 2015 decreased by $6.6 million to $129.7 million compared to the same period in 2014. In addition to the facts discussed above, the decrease also includes a decrease of $1.2 million in the tax-equivalent adjustment attributable to a lower volume of tax-exempt assets.

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

     For the quarter ended March 31, 2015, the Corporation recorded a provision for loan and lease losses of $33.0 million, compared to $31.9 million for the comparable period in 2014.  The increase was mainly related to the impact in the first quarter of 2014 of reserve releases on certain construction loans that were paid-off and an increase in the provision for residential mortgage loans due to declines in appraisal values and the increase in the portfolio size. These increases were partially offset by decreases in the provision for commercial, commercial mortgage and consumer loans mainly driven by lower charge-offs and a reduction in the portfolio size. In addition, decreases in the commercial mortgage provision reflects a reduction in the adversely classified loans balance, while the decrease in the consumer loans provision also reflects decreases in loss severity rates on auto loans.

In terms of geography and categories, in Puerto Rico, the Corporation recorded a provision of $32.7 million in the first quarter of 2015 compared to $37.2 million for the same period in 2014. The decrease was mainly due to: (i) a $4.2 million reduction in the provision for commercial and construction loans, related to lower charge-offs and decreases in the sizes of these portfolios, and (ii) a $3.8 million decrease in the provision for consumer loans reflecting decreases in loss severity rates on auto loans and the decrease in size of this portfolio.  These reductions were partially offset by a $3.6 million increase in the provision for residential mortgage loans mainly due to decreases in appraisal values of the portfolio, and the increase in the portfolio size.

The Virgin Islands region recorded a provision of $2.4 million for the first quarter of 2015 compared to $0.6 million for the same period in 2014.  The increase primarily reflects the migration in the first quarter of 2015 of a commercial and industrial loan relationship to a worse loan classification.

With respect to the loan portfolio in the United States, the Corporation recorded a negative provision of $2.1 million for the first quarter of 2015, compared to a negative provision of $6.0 million for the same period in 2014.  Higher reserve releases were recorded in 2014 in connection with certain construction loans that were paid-off.  The negative provision in 2015 was mainly related to the reserve release of a commercial mortgage loan that is no longer adversely classified.

Refer to “Credit Risk Management” below for an analysis of the allowance for loan and lease losses, non-performing assets, impaired loans and related information, including information about enhancements to the estimation process for the allowance for loan losses that was implemented during the second quarter of 2014, and refer to “Financial Condition and Operating Data Analysis – Loan Portfolio” and “Risk Management — Credit Risk Management” below for additional information concerning the Corporation’s loan portfolio exposure in the geographic areas where the Corporation does business.

Non-Interest Income

	Quarter Ended March 31,
	2015	2014
	(In thousands)

Service charges on deposit accounts	$4,555	$4,127
Mortgage banking activities	3,618	3,368
Insurance income	3,022	2,571
Broker-dealer income	-	459
Other operating income	8,247	7,435

Non-interest income before net loss on investments, bargain
purchase gain and equity in loss of unconsolidated entity	19,442	17,960
OTTI on debt securities	(156)	-
Bargain purchase gain	13,443	-
Equity in loss of unconsolidated entity	-	(6,610)
Total	$32,729	$11,350

Non-interest income primarily consists of service charges on deposit accounts; commissions derived from various banking, securities and insurance activities; gains and losses on mortgage banking activities; interchange and other fees related to debit and credit cards; equity in earnings (loss) of the unconsolidated entity through the second quarter of 2014; and net gains and losses on investments and impairments.

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

Broker-dealer income consists of commissions earned from the activities of the Corporation’s broker-dealer subsidiary, FirstBank Puerto Rico Securities.

The other operating income category is composed of miscellaneous fees such as debit, credit card and point of sale (POS) interchange fees.

The net gain (loss) on investment securities reflects gains or losses as a result of sales that are consistent with the Corporation’s investment policies as well as OTTI charges on the Corporation’s investment portfolio.

Equity in earnings (losses) of unconsolidated entity relates to FirstBank’s investment in CPG/GS, the entity that purchased $269 million of loans from FirstBank during the first quarter of 2011.  The Bank holds a 35% subordinated ownership interest in CPG/GS.  The value of the investment in this unconsolidated entity became zero in the second quarter of 2014. Refer to Note 14 of the Corporation’s unaudited consolidated financial statements for the quarter ended March 31, 2015 for additional information about the Bank’s investment in CPG/GS.

Non-interest income for the first quarter of 2015 amounted to $32.7 million, compared to $11.4 million for the same period in 2014. The increase in non-interest income was primarily due to:

•         A $13.4 million bargain purchase gain on assets acquired and deposits assumed from Doral Bank.

•         A $6.6 million equity in loss of unconsolidated entity recognized in the first quarter of 2014, on the Bank’s investment in the unconsolidated entity CPG/GS.  The value of the investment in this unconsolidated entity became zero in the second quarter of 2014.

•         A $0.7 million aggregate increase in service charges on deposits ($0.3 million) and other fees ($0.4 million) related to deposits assumed from Doral Bank.

•         A $0.5 million increase in insurance commission income.

•         A $0.5 million increase in merchant fees, included as part of “Other operating income” in the table above.

•         A $0.3 million increase in revenues from the mortgage banking business.  The variance reflects a $0.3 million decrease in charges related to breaches of representations and warranties on residential mortgage sales and compensatory fees imposed by government-sponsored agencies, a $0.2 million decrease in charges to the valuation allowance of servicing assets, a $0.3 million decrease in realized and unrealized losses on to-be-announced (TBAs) MBS forward contracts, and a $0.1 million increase in servicing fees.  These variances were partially offset by a $0.6 million decrease in realized gains on sales of residential mortgage loans. Loans sold and securitized in the secondary market to government-sponsored entities amounted to $85.3 million with a related gain of $2.9 million in the first quarter of 2015, compared to $86.2 million and a gain of $3.5 million recorded in the same period in 2014.

Partially offset by:

•         A $0.5 million decrease in fee income from the broker-dealer subsidiary as a result of underwriting fees on a bond issuance of the Puerto Rico government that took place in the first quarter of 2014.

•         A $0.2 million OTTI impairment on private label MBS recorded in the first quarter of 2015.

Non-Interest Expenses

The following table presents non-interest expenses for the periods indicated:

	Quarter Ended March 31,
	2015	2014

	(In thousands)

Employees' compensation and benefits	$35,654	$32,898
Occupancy and equipment	14,349	14,318
Insurance and supervisory fees	6,860	10,990
Taxes, other than income taxes	3,001	4,575
Professional fees:
Collections, appraisals and other credit related fees	3,447	1,754
Outsourcing technology services	4,704	4,214
Other professional fees	7,067	4,525
Credit and debit card processing expenses	3,957	3,824
Business promotion	2,868	3,973
Communications	1,608	1,879
Net loss on OREO operations	2,628	5,837
Other	5,585	3,998
Total	$91,728	$92,785

 Non-interest expenses decreased by $1.1 million to $91.7 million for the first quarter of 2015 compared to $92.8 for the same period in 2014.  The activity is the result of the net effect of:

•         A $4.1 million decrease in the FDIC deposit insurance premium expense reflecting, among other things, improved earnings trends, the decrease in brokered deposits, a strengthened capital position and higher liquidity levels. This expense is included as part of “Insurance and supervisory fees” in the table above.

•         A $3.2 million decrease in losses on OREO properties, primarily due to a $2.2 million decrease in write-downs to the value of OREO properties and a $1.2 million net gain realized at the time of disposition of certain commercial OREO properties in the first quarter of 2015.

•         A $1.5 million decrease in taxes, other than income taxes, mainly related to the elimination of Puerto Rico’s national gross receipts tax effective January 1, 2015.

•         A $1.1 million decrease in business promotion expenses due mainly to lower marketing expenses.

Partially offset by:

•         The $2.1 million non-recurring acquisition and conversion costs related to the Doral Bank transaction ($1.7 million professional fees, $0.2 million business promotion expenses, $0.1 million occupancy and equipment costs and $0.1 million other expenses).  Additional conversion costs are expected to be incurred in the upcoming months until the acquired assets and assumed liabilities are fully converted to FirstBank’s operating systems.

•         A $1.7 million increase in collections, appraisals and other credit related professional service fees related to troubled loan resolution efforts.

•         Pass-through loan and deposit interim servicing costs of $1.1 million incurred in the first quarter of 2015 in connection with the Doral Bank transaction.  These costs could vary in the future after the completion of the conversion to our systems.

•         A $2.8 million increase in employees’ compensation and benefits mainly due to salary merit increases in the second quarter of 2014, higher stock-based compensation expense, and $0.3 million related to personnel costs of Doral Bank acquired branches.

•           A $0.9 million increase in the provision for unfunded loan commitments.

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

Under the Puerto Rico Internal Revenue Code of 2011, as amended (the “2011 PR Code”), the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns and, thus, the Corporation is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss (“NOL”), a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable NOL carry forward period. The 2011 PR Code provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations.

    The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through an International Banking Entity (“IBE”) unit of the Bank, and through the Bank’s subsidiary, FirstBank Overseas Corporation, whose interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation. The IBE and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico on the specific activities identified in the IBE Act. An IBE that operates as a unit of a bank pays income taxes at the corporate standard rates to the extent that the IBE’s net income exceeds 20% of the bank’s total net taxable income.

     In 2010, the Corporation established a valuation allowance for substantially all of the deferred tax assets of its banking subsidiary, FirstBank, primarily due to significant operational losses driven by charges to the provision for loan losses, a three-year cumulative loss position as of the end of the year 2010, and uncertainty regarding the amount of future taxable income that the Bank could forecast. As of December 31, 2014, based upon the assessment of all positive and negative evidence, management concluded that it was more likely than not that FirstBank will generate sufficient taxable income within the applicable NOL carry-forward periods to realize $313.0 million of its deferred tax assets and, therefore, reversed $302.9 million of the valuation allowance. As of March 31, 2015, the deferred tax assets, net of a valuation allowance of $198.6 million, amounted to $310.9 million and management concluded, based upon the assessment of all positive and negative evidence, that it is more likely than not that the Corporation will generate sufficient taxable income within the applicable NOL carry-forward periods to realize such amount.

The Corporation recorded income tax expense of $8.0 million in the first quarter of 2015 compared to $0.9 million for the quarter ended March 31, 2014. For the quarter ended March 31, 2015, the Corporation calculated the provision for income taxes by applying the estimated annual effective tax rate for the full fiscal year to ordinary income or loss.  The Corporation had historically calculated the provision for income taxes for interim periods by using a discrete effective tax rate method since it had a full valuation allowance on most of its deferred tax assets.  As a result of the partial valuation allowance release during the fourth quarter of 2014, management will use the annual estimated effective tax rate as required by ASC 740 for interim period reporting.  In the computation of the consolidated worldwide annual estimated effective tax rate, ASC 740-270 requires the exclusion of legal entities with pre-tax losses from which a tax benefit cannot be recognized.  The consolidated worldwide estimated effective tax rate excluding entities with pre-tax losses from which a tax benefit cannot be recognized is 22%.  The effective tax rate including all entities is 24%.

As of March 31, 2015, the Corporation did not have Unrecognized Tax Benefits (“UTBs”) recorded on its books. During 2014, the Corporation reached final settlement with the IRS in connection with the 2007-2009 examination periods. As a result of a final settlement with the IRS Appeals office during 2014, the Corporation released a portion of its reserve for uncertain tax positions, resulting in a tax benefit of $1.8 million, and paid $2.5 million to settle the tax liability resulting from the audit.

   The Corporation’s liability for income taxes includes the estimate of interest not yet paid related to the settlement reached with the IRS to close the tax years 2007 through 2009. The Corporation classifies all interest and penalties, if any, related to tax uncertainties as income tax expense. As of March 31, 2015, the Corporation’s accrued interest that relates to the IRS examination amounted to $1.3 million and there was no need to accrue for the payment of penalties. Audit periods remain open for review until the statute of limitations has passed. The statue of limitations under the 2011 PR code is 4 years; the statutes of limitations for Virgin Islands and U.S. income tax purposes are each three years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to the results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For Virgin Islands and U.S. income tax purposes, all tax years subsequent to 2010 remain open to examination. The 2012 tax year U.S. federal tax return is currently under examination by the IRS. For Puerto Rico purposes, all tax years subsequent to 2010 remain open to examination.

   During 2013, the Puerto Rico Government approved Act No. 40, which imposed a national gross receipts tax. The national gross receipts tax for financial institutions was computed on the basis of 1% of gross income, net of allowable exclusions. Subject to certain limitations, a financial institution was able to claim a credit of 0.5% of its gross income against its regular income tax or the alternative minimum tax (“AMT”). However, on December 22, 2014, the Governor of Puerto Rico signed Act No. 238, which amended the 2011 PR Code. Act No. 238 clarifies that the national gross receipts tax will not be applicable to taxable years starting after December 31, 2014. Accordingly, during this quarter, the Corporation did not record national gross receipts tax expense. In March 31, 2014, a $1.5 million gross receipt tax expense was included as part of “Taxes, other than income taxes” in the consolidated statement of income and a $0.7 million benefit related to this credit was recorded as a reduction to the provision for income taxes.

      In February 2015, the Governor of Puerto Rico announced a proposal for a new tax code that would, among other things, replace the current 7% sales and use tax with a 16% value-added tax, while lowering income taxes. Legislative changes in tax laws, could adversely impact our results of operations. On April 30, 2015, the legislature voted against the new tax code. New proposals or amendments to the tax code have not yet been disclosed.

FINANCIAL CONDITION AND OPERATING DATA ANALYSIS

Assets

    Total assets were $13.1 billion as of March 31, 2015, an increase of $420.1 million, or 3%, from December 31, 2014. The increase was mainly due to a $325.2 million increase in residential mortgage loans driven by the most recent acquisition of loans from Doral Bank (which had a carrying value of $309.0 million as of March 31, 2015), partially offset by a $52.1 million decrease in commercial and construction loans and a $45.4 million decrease in consumer loans.  In addition, cash and cash equivalents increased by $188.3 million resulting primarily from the increase in total deposits.  The Corporation received $217.7 million of cash as part of the Doral Bank transaction, a portion of which has been utilized to pay off maturing brokered CDs.

Loan Portfolio

The following table presents the composition of the Corporation’s loan portfolio, including loans held for sale, as of the dates indicated:

	March 31,	December 31,
(In thousands)	2015	2014

Residential mortgage loans	$3,331,620	3,011,187
Commercial loans:
Commercial mortgage loans	1,649,263	1,665,787
Construction loans	124,440	123,480
Commercial and Industrial loans	2,442,867	2,479,437
Total commercial loans	4,216,570	4,268,704
Finance leases	230,183	232,126
Consumer loans	1,706,999	1,750,419
Total loans held for investment	9,485,372	9,262,436
Less:
Allowance for loan and lease losses	(226,064)	(222,395)
Total loans held for investment, net	$9,259,308	$9,040,041
Loans held for sale	81,723	76,956
Total loans, net	$9,341,031	$9,116,997

     As of March 31, 2015, the Corporation’s total loans held for investment, net of allowance, increased by $219.3 million, when compared to the balance as of December 31, 2014.  The increase was mainly due to the acquisition of approximately $324.8 million in principal balance of loans from Doral Bank (which had a carrying value of $311.5 million as of March 31, 2015), primarily residential mortgage loans, partially offset by the $52.1 million decrease in commercial and construction loans and the $45.4 million decrease in consumer loans.

      As shown in the table above, as of March 31, 2015, the loans held for investment portfolio was comprised of commercial loans (44%), residential real estate loans (36%), and consumer and finance leases (20%).  Of the total gross loan portfolio held for investment of $9.5 billion as of March 31, 2015, approximately 83% has credit risk concentration in Puerto Rico, 11% in the United States (mainly in the state of Florida) and 6% in the Virgin Islands, as shown in the following table:

As of March 31, 2015	Puerto Rico	Virgin Islands	United States	Total
	(In thousands)
Residential mortgage loans	$2,632,602	$336,916	$362,102	$3,331,620

Commercial mortgage loans	1,309,257	68,367	271,639	1,649,263
Construction loans	69,810	28,564	26,066	124,440
Commercial and Industrial loans	2,018,229	125,389	299,249	2,442,867
Total commercial loans	3,397,296	222,320	596,954	4,216,570

Finance leases	230,183	-	-	230,183

Consumer loans	1,621,126	47,273	38,600	1,706,999
Total loans held for investment, gross	$7,881,207	$606,509	$997,656	$9,485,372

Loans held for sale	40,284	40,314	1,125	81,723
Total loans	$7,921,491	$646,823	$998,781	$9,567,095

As of December 31, 2014	Puerto Rico	Virgin Islands	United States	Total
	(In thousands)
Residential mortgage loans	$2,325,455	$341,098	$344,634	$3,011,187

Commercial mortgage loans	1,305,057	69,629	291,101	1,665,787
Construction loans	70,618	30,011	22,851	123,480
Commercial and Industrial loans	2,072,265	120,947	286,225	2,479,437
Total commercial loans	3,447,940	220,587	600,177	4,268,704

Finance leases	232,126	-	-	232,126

Consumer loans	1,666,373	47,811	36,235	1,750,419
Total loans held for investment, gross	$7,671,894	$609,496	$981,046	$9,262,436

Loans held for sale	34,972	40,317	1,667	76,956
Total loans	$7,706,866	$649,813	$982,713	$9,339,392

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

   The following table provides a breakdown of First BanCorp’s loan production, including purchases, refinancings, renewals and draws from existing revolving and nonrevolving commitments, for the periods indicated:

	Quarter Ended March 31,
	2015	2014
	(In thousands)

Residential real estate	$152,675	$151,124
C&I and commercial mortgage	394,762	420,853
Construction	9,424	6,482
Finance leases	19,656	24,587
Consumer	189,537	250,262
Total loan production	$766,054	$853,308

The Corporation is experiencing continued loan demand and has continued its targeted origination strategy. During the first quarter of 2015, total loan originations, including purchases, refinancings and draws from existing revolving and non-revolving commitments, amounted to approximately $766.1 million, compared to $853.3 million for the comparable period in 2014.

C&I loan originations (excluding government loans) amounted to $313.6 million, compared to $294.3 million in the first quarter of 2014; the increase was mainly related to disbursements on revolving credit facilities in Puerto Rico. Government loan originations amounted to $15.7 million, compared to $114.1 million for the first quarter of 2014.  Construction loan originations amounted to $9.4 million for the first quarter of 2015, compared to $6.5 million for the same period in 2014.  Residential mortgage loan originations and purchases amounted to $152.7 million for the first quarter of 2015 compared to $151.1 million for the first quarter of 2014.    Originations of auto loans (including finance leases) amounted to $89.2 million for the first quarter of 2015 compared to $144.2 million for the first quarter of 2014 and other personal loan originations amounted to $42.9 million, compared to $47.9 million for the first quarter of 2014.  The decrease in consumer loan originations was mainly due to decreased activity in new auto sales reflecting lower consumer confidence as a result of the prolonged economic recession in Puerto Rico.  The total loan originations include the utilization activity on outstanding credit cards portfolio of approximately $77.1 million for the first quarter of 2015 compared to $82.7 million for the comparable period in 2014. Total loan originations exclude the $324.8 million of loans acquired in the Doral Bank transaction.

Residential Real Estate Loans

     As of March 31, 2015, the Corporation’s residential real estate loan portfolio held for investment increased by $320.4 million as compared to the balance as of December 31, 2014, mainly reflecting the impact of $321.0 million in principal balance of residential mortgage loans acquired from Doral. The remaining increase is mainly related to the origination of non-conforming loans which are generally retained in our held for investment portfolio.

The majority of the Corporation’s outstanding balance of residential mortgage loans consists of fixed-rate, fully amortizing, full documentation loans. In accordance with the Corporation’s underwriting guidelines, residential real estate loans are mostly fully documented loans, and the Corporation does not generally originate negative amortization loans. Refer to “Contractual Obligations and Commitments” below for additional information about outstanding commitments to sell mortgage loans.

     Commercial and Construction Loans

As of March 31, 2015, the Corporation’s commercial and construction loan portfolio held for investment decreased by $52.1 million, as compared to the balance as of December 31, 2014. The reduction primarily reflects repayments, including a $6.3 million  non-performing commercial mortgage loan in the U.S. that was repaid in full through a short sale, the sale of $3.5 million of non-performing commercial and industrial loans, charge-offs and foreclosures.

     As of March 31, 2015, the Corporation had $335.7 million of credit facilities granted to the Puerto Rico Government, its municipalities and public corporations, of which $321.7 million was outstanding, compared to $308.0 million outstanding as of December 31, 2014. Approximately $201.3 million of the granted credit facilities outstanding consisted of loans to municipalities in

Puerto Rico for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment.  Approximately $24.5 million consisted of loans to units of the central government, and approximately $95.9 million consisted of loans to public corporations, including the $75.0 million direct exposure to the Puerto Rico Electric Power Authority (“PREPA”) that was placed in non-performing status in the first quarter since the government agency has not yet completed its restructuring plan.  In addition, the Corporation had $132.5 million outstanding in loans to the hotel industry in Puerto Rico guaranteed by the Puerto Rico Tourism Development Fund (the “TDF”) as of March 31, 2015, down $0.9 million, compared to $133.3 million outstanding as of December 31, 2014.  The TDF is a subsidiary of the Government Development Bank (“GDB”) that works with private-sector financial institutions to structure financings for new hospitality projects.

The Corporation has significantly reduced its exposure to construction loans and current originations are mainly draws from existing commitments, including construction facilities tied to financings to the hotel industry guaranteed by the TDF.

     The composition of the Corporation’s construction loan portfolio held for investment as of March 31, 2015 by category and geographic location follows:

As of March 31, 2015
	Puerto Rico	Virgin Islands	United States	Total
	(In thousands)
Loans for residential housing projects:
Mid-rise (1)	$7,776	$4,131	$-	$11,907
Single-family, detached	14,028	-	13,506	27,534
Total for residential housing projects	21,804	4,131	13,506	39,441

Construction loans to individuals secured by residential properties	1,142	1,639	-	2,781
Loans for commercial projects	10,989	4,386	12,198	27,573
Bridge loans - commercial	-	13,121	-	13,121
Land loans - residential	21,182	5,395	362	26,939
Land loans - commercial	14,284	-	-	14,284
Total before net deferred fees and allowance for loan losses	$69,401	$28,672	$26,066	$124,139
Net deferred cost (fees)	409	(108)	-	301
Total construction loan portfolio, gross	69,810	28,564	26,066	124,440
Allowance for loan losses	(10,308)	(2,097)	(1,234)	(13,639)

Total construction loan portfolio, net	$59,502	$26,467	$24,832	$110,801
____________________
(1)	Mid-rise relates to buildings of up to 7 stories.

The following table presents further information related to the Corporation’s construction portfolio as of and for the quarter ended March 31, 2015:

(In thousands)
Total undisbursed funds under existing commitments	$72,074
Construction loans held for investment in non-accrual status	$27,163
Construction loans held for sale in non-accrual status	$47,802
Net charge offs - Construction loans	$398
Allowance for loan losses - Construction loans	$13,639

Non-performing construction loans to total construction loans, including held for sale	43.52%

Allowance for loan losses - construction loans to total construction loans held for investments	10.96%

Net charge-offs (annualized) to total average construction loans	0.93%

The following summarizes the construction loans for residential housing projects in Puerto Rico segregated by the estimated selling price of the units:

		(In thousands)

	Under $300k	$11,982
	Over $600k (1)	9,822
		$21,804
_____________
(1)	Mainly composed of two residential housing projects in Puerto Rico.

Consumer Loans and Finance Leases

As of March 31, 2015, the Corporation’s consumer loan and finance lease portfolio decreased by $45.4 million, as compared to the portfolio balance as of December 31, 2014, mainly the result of charge-offs and repayments. The auto and finance lease portfolio decreased by $34.4 million during the first quarter of 2015 reflecting repayments, charge-offs and the reduced activity in new loan originations. Originations of auto loans (including finance leases) for the first quarter of 2015 amounted to $89.2 million, a decrease of $55.0 million, compared to $144.2 million for the same period last year.  The auto loan and finance lease portfolios in Puerto Rico amounted to $1.0 billion and $230.2 million, respectively, as of March 31, 2015. The remaining decrease in the consumer loan portfolio was primarily related to an $8.0 million decline in the credit card loan portfolio balance and a $2.6 million decrease in boat financings.

Investment Activities

As part of its liquidity, revenue diversification and interest rate risk strategies, First BanCorp. maintains an investment portfolio that is classified as available for sale. The Corporation’s total available-for-sale investment securities portfolio as of March 31, 2015 amounted to $2.0 billion, an increase of $8.6 million from December 31, 2014. The increases were mainly due to purchases of approximately $52.0 million of U.S. government and sponsored agencies debt and MBS securities (average yield 2.21%) and a $7.1 million increase in the fair value of available-for-sale securities, partially offset by repayments.

Approximately 96% of the Corporation’s available-for-sale securities portfolio is invested in U.S. Government and Agency debentures and fixed-rate U.S. government sponsored-agency MBS (mainly GNMA, FNMA and FHLMC fixed-rate securities).

As of March 31, 2015, the Corporation held approximately $65.5 million of Puerto Rico government and agencies bond obligations, mainly bonds of the GDB and the Puerto Rico Building Authority, as part of its available-for-sale investment securities portfolio, which were reflected at their aggregate fair value of $41.5 million.

In February 2014, the credit ratings of the Commonwealth of Puerto Rico (the “Commonwealth” or “Puerto Rico”) and most of its public corporations were lowered to non-investment grade by the three main rating agencies: Moody’s, Fitch, and S&P.

In June 2014, the Commonwealth enacted the Fiscal Sustainability Act, which is a temporary fiscal emergency law designed to address the fiscal condition of the Commonwealth. This law represented an important effort to control expenses across the entire government structure. Further, the Commonwealth also enacted the Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the “Recovery Act”), which essentially created a legal framework to allow certain public corporations to restructure their debt obligations. Prior to the enactment of the Recovery Act, there was no Commonwealth statute providing an orderly recovery regime for public corporations experiencing financial difficulties.  During July 2014, the credit ratings of the Commonwealth and most of its public corporations were lowered by the three main rating agencies: Moody’s, Fitch, and S&P as a direct result of the Commonwealth’s enactment of the Recovery Act.  On February 2015, a US District Court judge ruled that the Recovery Act is pre-empted by the Federal Bankruptcy Court and therefore void.

During February and March 2015, the credit ratings of the Commonwealth and most of its public corporations were lowered further by the three main rating agencies. In April 2015, S&P further downgraded its General Obligations rating on the Commonwealth given their view that the Commonwealth will experience further weakening of its access to the capital markets at reasonable rates.

     The issuers of Puerto Rico government and agencies bonds held by the Corporation have not defaulted, and the contractual payments on these securities have been made as scheduled.  The Corporation’s holdings of Puerto Rico Government investments face inherent uncertainties of a challenged economy but, at this time, management does not believe that these investments are at imminent risk of default.  There are no policy triggers that mandate disposition of the securities in the event of price reductions or rating downgrades. Nor is there any indication a regulator would require the Corporation to sell its Puerto Rico Government security holdings. The Corporation has the ability and intent to hold these securities until a recovery of the fair value occurs, and it is not more likely than not that the Corporation will be required to sell the securities prior to such recovery.  It is uncertain how the financial markets may react to any potential further rating downgrade of Puerto Rico’s debt.  However, further deterioration in the fiscal situation could adversely affect the value of Puerto Rico’s government obligations.  The Corporation will continue to closely monitor Puerto Rico’s political and economic status and evaluate the portfolio for any declines in value that could be considered other-than-

temporary. Among the events that could shed new light on the Corporation’s position are: the presentation and components of a balanced budget for the Government’s fiscal year 2016, the result of the expected PREPA re-structuring plan, and the final outcome of the proposed changes to the Sales and Use Tax, Value Added Tax, or any other tax reform variant.

The following table presents the carrying value of investments as of the indicated dates:

	As of	As of
	March 31,	December 31,
	2015	2014
	(In thousands)

Money market investments	$216,965	$16,961

Investment securities available for sale, at fair value:
U.S. Government and agencies obligations	386,512	340,614
Puerto Rico government obligations	41,463	43,222
Mortgage-backed securities	1,546,151	1,581,830
Other	100	-
	1,974,226	1,965,666
Other equity securities, including $28.4 million of FHLB stock	26,185	25,752
Total money market and investment securities	$2,217,376	$2,008,379

Mortgage-backed securities as of the indicated dates consist of:

	As of	As of
	March 31,	December 31,
(In thousands)	2015	2014

Available for sale:
FHLMC certificates	$307,279	$315,794
GNMA certificates	363,283	377,448
FNMA certificates	843,765	854,940
Other mortgage pass-through certificates	31,824	33,648
Total mortgage-backed securities	$1,546,151	$1,581,830

The carrying values of investment securities classified as available for sale as of March 31, 2015 by contractual maturity (excluding mortgage-backed securities and equity securities) are shown below:

	Carrying	Weighted
(Dollars in thousands)	Amount	Average Yield %

U.S. Government and agencies obligations
Due within one year	$7,500	0.11
Due after one year through five years	276,454	1.25
Due after five years through ten years	102,558	1.93
	386,512	1.39

Puerto Rico Government obligations
Due after one year through five years	22,914	4.49
Due after five years through ten years	875	5.20
Due after ten years	17,674	5.37
	41,463	4.83

Other Investment Securities
Due after one year through five years	100	1.50
Total	428,075	1.90

Mortgage-backed securities	1,546,151	2.65

Total investment securities available for sale	$1,974,226	2.48

Net interest income of future periods could be affected by prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on these securities, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration of the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. As of March 31, 2015, the Corporation has approximately $98.1 million in debt securities (U.S. Agencies and Puerto Rico government securities) with embedded calls and with an average yield of 2.04%. Refer to “Risk Management” below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and of the interest rate risk management strategies followed by the Corporation. Also refer to Note 5 to the accompanying unaudited consolidated financial statements for additional information regarding the Corporation’s investment portfolio.

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

The Corporation’s risk management policies are described below as well as in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of First BanCorp’s 2014 Annual Report on Form 10-K.

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

The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. As of March 31, 2015, FirstBank could not pay any dividend to the parent company except upon receipt of prior approval by the New York FED and the Federal Reserve Board because of the Written Agreement.

The Asset and Liability Committee of the Board of Directors is responsible for establishing the Corporation’s liquidity policy as well as approving operating and contingency procedures, and monitoring liquidity on an ongoing basis. The Management Investment and Asset Liability Committee (“MIALCO”), using measures of liquidity developed by management, which involve the use of several assumptions, reviews the Corporation’s liquidity position on a monthly basis. The MIALCO oversees liquidity management, interest rate risk and other related matters.

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

The Corporation manages its liquidity in a proactive manner, and maintains a sound liquidity position. Multiple measures are utilized to monitor the Corporation’s liquidity position, including core liquidity, basic liquidity, and time-based reserve measures. As of March 31, 2015, the estimated core liquidity reserve (which includes cash and free liquid assets) was $1.7 billion or 13.0% of total assets, compared to $1.5 billion or 11.7% of total assets as of December 31, 2014. The basic liquidity ratio (which adds available secured lines of credit to the core liquidity) was approximately 17.7% of total assets, compared to 15.6% of total assets as of December 31, 2014. As of March 31, 2015, the Corporation had $615.4 million available for additional credit from the FHLB NY. Unpledged liquid securities as of March 31, 2015, mainly fixed-rate MBS and U.S. agency debentures, amounted to approximately $745.2 million. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic liquidity measure. The increased liquidity was primarily tied to the increase in total deposits.  As of March 31, 2015, the holding company had $35.8 million of cash and cash equivalents. Cash and cash equivalents at the Bank level as of March 31, 2015 were approximately $977.6 million. The Bank has $2.6 billion in brokered CDs as of March 31, 2015, of which approximately $1.8 billion mature over the next twelve months. Liquidity at the Bank level is highly dependent on bank deposits, which fund 75% of the Bank’s assets (or 56% excluding brokered CDs).

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

The Corporation has continued reducing the amounts of outstanding brokered CDs. As of March 31, 2015, brokered CDs decreased $314.6 million to $2.6 billion from brokered CDs of $2.9 billion as of December 31, 2014. At the same time as the Corporation focuses on reducing its reliance on brokered CDs, it is seeking to add core deposits.  During the first quarter of 2015, the Corporation increased non-brokered deposits, excluding government deposits, by $621.5 million to $6.8 billion.  Organic deposit growth accounted for $157.9 million of the increase, primarily growth in demand deposits and saving accounts.  The Doral Bank transaction added $463.6 million in non-brokered deposits as of March 31, 2015, excluding $43.3 million of government deposits.

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

     The Corporation’s principal sources of funding are:

Brokered CDs – A large portion of the Corporation’s funding has been retail brokered CDs issued by FirstBank. Total brokered CDs decreased by $314.6 million from December 31, 2014 to $2.6 billion as of March 31, 2015. The Corporation utilized a portion of the cash received in the Doral Bank transaction to pay off maturing brokered CDs.

     The average remaining term to maturity of the retail brokered CD outstanding as of March 31, 2015 is approximately 0.9 years.

     The use of brokered CDs has been particularly important for the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining regular retail deposits in Puerto Rico. The brokered CD market is very competitive and liquid, and has enabled the Corporation to obtain substantial amounts of funding in short periods of time. This strategy has enhanced the Corporation’s liquidity position, since the brokered CDs are insured by the FDIC up to regulatory limits and can be obtained faster than regular retail deposits. During the first quarter of 2015, the Corporation issued $46.3 million in brokered CDs with an average cost of 0.93%.

The following table presents a maturity summary of brokered and retail CDs with denominations of $100,000 or higher as of March 31, 2015:

Total
(In thousands)

Three months or less	$642,912
Over three months to six months	799,656
Over six months to one year	1,280,251
Over one year	1,303,301
Total	$4,026,120

Certificates of deposit in denominations of $100,000 or higher include brokered CDs of $2.6 billion issued to deposit brokers in the form of large ($100,000 or more) certificates of deposit that are generally participated out by brokers in shares of less than $100,000 and are therefore insured by the FDIC. Certificates of deposits with denominations of $100,000 or higher also include $2.4 million of deposits through the Certificate of Deposit Account Registry Service.

Government deposits – As of March 31, 2015, the Corporation had $283.0 million of Puerto Rico public sector deposits compared to $227.4 million as of December 31, 2014.  Approximately 46% came from municipalities in Puerto Rico and 54% came from public corporations and the central government and agencies. The Doral Bank transaction added $43.3 million in government deposits as of March 31, 2015.

     In addition, as of March 31, 2015, the Corporation had $167.9 million of government deposits in the Virgin Islands, compared to $173.3 million as of December 31, 2014.

Retail deposits – The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. On February 27, 2015, FirstBank acquired 10 Puerto Rico branches of Doral Bank and assumed $522.6 million in deposits related to such branches. Total deposits, excluding brokered CDs and government deposits, increased by $621.5 million to $6.8 billion from the balance of $6.2 billion as of December 31, 2014.  Organic deposit growth accounted for $157.9 million of the increase, primarily growth in demand deposits and saving accounts, spread through the Corporation’s geographic segments. Refer to Note 15 in the accompanying unaudited consolidated financial statements for further details.

Refer to the “Net Interest Income” discussion above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarters ended March 31, 2015 and 2014.

Securities sold under agreements to repurchase - The Corporation’s investment portfolio is funded in part with repurchase agreements. The Corporation’s outstanding securities sold under repurchase agreements amounted to $900 million as of March 31, 2015 and December 31, 2014. One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce liquidity risk and manage exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. All of the $900 million of repurchase agreements outstanding as of March 31, 2015 consisted of structured repurchase agreements. In addition to these repurchase agreements, the Corporation has been able to maintain access to credit by using cost-effective sources such as FHLB advances. Refer to Note 16 in the Corporation’s unaudited consolidated financial statements for the quarter ended March 31, 2015 for further details about repurchase agreements outstanding by counterparty and maturities.

During the first quarter of 2015, the Corporation restructured $400 million of its repurchase agreements. Of those, $200 million were restructured by extending the contractual maturity and changing from a fixed interest rate to a variable rate; and the Corporation entered into $200 million of reverse repurchase agreements with the same counterparty under a master netting arrangement, effective April 2015, that provides for a right of setoff that meets the conditions of ASC 210-20-45-11. These repurchase agreements and reverse repurchase agreements will be presented net on the consolidated statement of financial condition in the second quarter of 2015. In addition, during the first quarter of 2015, the Corporation restructured an additional $200 million of its repurchase agreements with a different counterparty, by extending the contractual maturity and reducing the interest rate in these agreements.

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

     Given the quality of the collateral pledged, the Corporation has not experienced significant margin calls from counterparties arising from credit-quality-related write-downs in valuations and, as of March 31, 2015, it had only $0.2 million of cash equivalent instruments deposited in connection with collateralized interest rate swap agreements.

Advances from the FHLB – The Bank is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages and/or investments as collateral for advances taken. As of March 31, 2015 and December 31, 2014, the outstanding balance of FHLB advances was $325.0 million. As of March 31, 2015, the Corporation had $615.4 million available for additional credit on FHLB lines of credit.

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

The trust-preferred debentures are presented in the Corporation’s consolidated statement of financial condition as Other Borrowings. The variable rate trust-preferred securities are fully and unconditionally guaranteed by the Corporation. The $100 million Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and the $125 million issued in September 2004 mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Debentures may be shortened (such shortening would result in a mandatory redemption of the variable rate trust-preferred securities). The Collins Amendment of the Dodd-Frank Act eliminated certain trust-preferred securities from Tier 1 Capital. Bank holding companies, such as the Corporation, must fully phase out these instruments from Tier I capital by January 1, 2016 (25% allowed in 2015 and 0% in 2016), however, these instrument may remain in Tier 2 capital until the instruments are redeemed or mature. As of December 31, 2014, the Corporation had $225 million in trust preferred securities that are subject to the phase-out from Tier 1 Capital under the Basel III Rule.

With respect to the outstanding subordinated debentures, the Corporation has elected to defer the interest payments that were due in quarterly periods since March 2012. The aggregate amount of payments deferred and accrued approximates $23.7 million as of March 31, 2015. Under the indentures, we have the right, from time to time, and without causing an event of default, to defer payments of interest on the subordinated debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. Future interest payments are subject to Federal Reserve approval.

The Corporation’s principal uses of funds are for the origination of loans and the repayment of maturing deposits and borrowings. The ratio of residential real estate loans to total loans has increased over time. Commensurate with the increase in its mortgage banking activities, the Corporation has also invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities.

The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid in large part because of the sale of mortgages through guarantee programs of the FHA, VA, HUD, FNMA and FHLMC.

The Corporation obtained commitment authority to issue GNMA mortgage-backed securities from GNMA, and, under this program, the Corporation completed the securitization of approximately $46.9 million of FHA/VA mortgage loans into GNMA MBS during the first quarter of 2015. Any regulatory actions affecting GNMA, FNMA or FHLMC could adversely affect the secondary mortgage market.

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

The Corporation’s credit as a long-term issuer is currently rated B+ by S&P and B- by Fitch. At the FirstBank subsidiary level, long-term issuer ratings are currently B3 by Moody’s, six notches below their definition of investment grade, B+ by S&P, four notches below their definition of investment grade, and B- by Fitch, six notches below their definition of investment grade.

 Cash Flows

Cash and cash equivalents were $984.4 million as of March 31, 2015, an increase of $188.3 million when compared to the balance as of December 31, 2014. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during the first quarter of 2015 and 2014.

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

For the first quarter of 2015 and 2014, net cash provided by operating activities was $75.5 million and $73.5 million, respectively.  Net cash generated from operating activities was higher than net income reported largely as a result of adjustments for items such as the provision for loan and lease losses, depreciation and amortization, proceeds from sales of loans held for sale, and impairments.

Cash Flows from Investing Activities

The Corporation’s investing activities primarily relate to originating loans to be held for investment and purchasing, selling and repayments of available-for-sale investment securities. For the quarter ended March 31, 2015, net cash provided by investing activities was $280.0 million, primarily reflecting the net cash received from the FDIC in the Doral Bank transaction.

For the first quarter of 2014, net cash used in investing activities was $8.4 million, primarily reflecting purchases of investment securities.

Cash Flows from Financing Activities

The Corporation’s financing activities primarily include the receipt of deposits and the issuance of brokered CDs, the issuance and payments of long-term debt, the issuance of equity instruments and activities related to its short-term funding. During the first quarter of 2015, net cash used in financing activities was $167.2 million, mainly due to the repayments of maturing brokered CDs, partially offset by the organic increase in non-brokered deposits.

In the first quarter of 2014, net cash provided by financing activities was $120.7 million, mainly due to the increase in non-brokered deposits.

Capital

As of March 31, 2015, the Corporation’s stockholders’ equity was $1.7 billion, an increase of $34.0 million from December 31, 2014.  The increase was mainly driven by the net income of $25.6 million for the first quarter of 2015 and a $7.1 million increase in other comprehensive income, mainly attributable to an increase in the fair value of U.S. agency MBS and debt securities of approximately $12.4 million, partially offset by a $6.1 million decrease in the fair value of Puerto Rico government obligations held by the Corporation as part of its available-for-sale investment securities portfolio.  As a result of the Written Agreement with the New York FED, currently neither First BanCorp., nor FirstBank, is permitted to pay dividends on capital securities without prior approval.

In July 2013, the U.S. banking regulators approved a revised regulatory capital framework for U.S. banking organizations (the “Basel III rules”) that is based on international regulatory capital requirements adopted by the Basel Committee on Banking Supervision over the past several years. The Basel III rules introduce new minimum capital ratios and capital conservation buffer requirements, change the composition of regulatory capital, require a number of new adjustments to and deductions from regulatory capital, and introduce a new “Standardized Approach” for the calculation of risk-weighted assets. The new minimum regulatory capital requirements and the Standardized Approach for the calculation of risk-weighted assets became effective for the Corporation and FirstBank on January 1, 2015. The phase-in period for certain deductions and adjustments to regulatory capital began on January 1, 2015 and will be completed on January 1, 2018. The phase-in period for the capital conservation buffer requirements begins on January 1, 2016 and will be completed on January 1, 2019.

     The Basel III rules introduce a new and separate ratio of Common Equity Tier 1 capital (“CET1”) to risk-weighted assets. CET1, a narrower subcomponent of total Tier 1 capital, generally consists of common stock and related surplus, retained earnings, accumulated other comprehensive income (“AOCI”), and qualifying minority interests. Certain banking organizations, however, including the Corporation and FirstBank, were allowed to make a one-time permanent election in early 2015 to continue to exclude AOCI items. The Corporation and FirstBank have elected to permanently exclude capital in AOCI in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the securities portfolio.  In addition, the Basel III rules require the Corporation to maintain an additional CET1 capital conservation buffer of 2.5%. Under the fully phased-in rules, the Corporation will be required to maintain: (i) a minimum CET1 to risk-weighted assets ratio of at least 4.5%, plus the 2.5% “capital conservation buffer,” resulting in a required minimum CET1 ratio of at least 7%, (ii) a minimum ratio of total Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum Tier 1 capital ratio of 8.5%, (iii) a minimum ratio of total Tier 1 plus Tier 2 capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum total capital ratio of 10.5%, and (iv) a required minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average on-balance sheet (non-risk adjusted) assets. The phase-in of the capital conservation buffer will begin on January 1, 2016 with a first year requirement of 0.625% of additional CET1, which will be progressively increased over a four-year period, increasing by that same percentage amount on each subsequent January 1 until it reaches the fully phased-in 2.5% CET1 requirement on January 1, 2019.

In addition, the Basel III rules require a number of new deductions from and adjustments to CET1, including deductions from CET1 for certain intangible assets, and deferred tax assets dependent upon future taxable income; the four-year phase-in period for these adjustments generally began on January 1, 2015. Mortgage servicing assets and deferred tax assets attributable to temporary differences, among others, are required to be deducted to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

      In addition, the Federal Reserve Board’s, Basel III rules require that certain non-qualifying capital instruments, including cumulative preferred stock and trust preferred securities (“TRuPs”), be excluded from Tier 1 capital. In general, banking organizations such as the Corporation, began to phase out TRuPs from Tier 1 capital on January 1, 2015. The Corporation is allowed to include 25% of the $225 million outstanding qualifying TRuPs as Tier 1 capital in 2015 and the TRuPs must be fully phased out from Tier 1 capital by January 1, 2016. However, the Corporation’s TRuPs may continue to be included in Tier 2 capital until the instruments are redeemed or mature.

      The Basel III rules also revise the “prompt corrective action” (“PCA”) regulations that apply to depository institutions, including FirstBank, pursuant to Section 38 of the Federal Deposit Insurance Act by (i) introducing a separate CET1 ratio requirement for each PCA capital category (other than critically undercapitalized) with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each PCA capital category with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the previous 6%); and (iii) eliminating the previous provision that allowed a bank with a composite supervisory rating of 1 to have a 3% leverage ratio and still be adequately capitalized and maintaining the minimum leverage ratio for well-capitalized status at 5%. The Basel III rules do not change the total risk-based capital requirement (10% for well-capitalized status) for any PCA capital category. The new PCA requirements became effective on January 1, 2015.

     The Corporation and FirstBank compute risk weighted assets using the Standardized Approach required by the Basel III rules. The Standardized Approach for risk-weightings has expanded the risk-weighting categories from the four major risk-weighting categories under the previous regulatory capital rules (0%, 20%, 50%, and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets. In a number of cases, the Standardized Approach results in higher risk weights for a variety of asset categories. Specific changes to the risk-weightings of assets include, among other things: (i) applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans, (ii) assigning a 150% risk weight to exposures that are 90 days past due (other than qualifying residential mortgage exposures, which remain at an assigned risk-weighting of 100%), (iii) establishing a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, in contrast to the 0% risk-weighting under the prior rules and (iv) capital is required to cover the risk of unexpected losses due to failure of a customer or counterparty to meet its financial obligations in accordance with contractual terms (repo-style transactions).

Set forth below are First BanCorp.'s and FirstBank's regulatory capital ratios as of March 31, 2015 and December 31, 2014:

			Banking Subsidiary
	First BanCorp		FirstBank		To be well capitalized
		Fully		Fully
As of March 31, 2015	Actual (1)	Phased-in (2)	Actual (1)	Phased-in (2)
Total capital ratio (Total capital to risk-weighted assets)	19.20%	18.67%	18.89%	18.37%	10.00%
Common Equity Tier 1 capital ratio
(Common equity Tier 1 capital to risk weighted assets) (3)	16.15%	14.72%	15.62%	13.93%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	16.15%	15.09%	17.61%	17.11%	8.00%
Leverage ratio	12.16%	11.61%	13.28%	13.15%	5.00%

			Banking Subsidiary
	First BanCorp		FirstBank		To be well capitalized
As of December 31, 2014 (1)
Total capital (Total capital to risk-weighted assets)	19.70%		19.37%		10.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	18.44%		18.10%		6.00%
Leverage ratio	13.27%		13.04%		5.00%

(1) Ratios as of March 31, 2015 reflect the adoption of the Basel III Capital Rules in effect beginning January 1, 2015. Ratios for December 31, 2014 represent the previous capital rules under Basel I.
(2) Certain adjustments required under the Basel III Capital Rules will be phased in through the end of 2018. The ratios shown in this column are calculated assuming a fully phased-in basis of all such adjustments as if they were effective as of March 31, 2015.
(3) As of March 31, 2015, Common Equity Tier 1 capital ratio is a new ratio requirement under the Basel III Capital Rules and represents common equity, less goodwill and intangible assets, divided by risk-weighted assets (subject to phase-in adjusments as indicated in footnote above).

     The Corporation, as an institution with more than $10 billion but less than $50 billion of total consolidated assets, is subject to certain requirements established by the Dodd-Frank Act, including those related to capital stress testing. The Dodd-Frank Act stress testing requirements are implemented for the Corporation through the Federal Reserve’s Comprehensive Capital Analysis and Review program (CCAR), and the Dodd-Frank Act Stress Testing program (DFAST). Consistent with requirements of these programs, the Corporation submitted its first annual company-run stress test prior to the established deadline of March 31, 2015. Public disclosure of the results for the severely adverse economic scenario is expected to be made during the second quarter of 2015 on the Corporation’s website.

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

The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets as of March 31, 2015 and December 31, 2014, respectively:

	March 31,	December 31,
(In thousands, except ratios and per share information)	2015	2014

Total equity - GAAP	$1,705,750	$1,671,743
Preferred equity	(36,104)	(36,104)
Goodwill	(28,098)	(28,098)
Purchased credit card relationship	(15,622)	(16,389)
Core deposit intangible	(10,914)	(5,420)
Tangible common equity	$1,615,012	$1,585,732

Total assets - GAAP	$13,147,919	$12,727,835
Goodwill	(28,098)	(28,098)
Purchased credit card relationship	(15,622)	(16,389)
Core deposit intangible	(10,914)	(5,420)
Tangible assets	$13,093,285	$12,677,928
Common shares outstanding	213,827	212,985

Tangible common equity ratio	12.33%	12.51%
Tangible book value per common share	$7.55	$7.45

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

     As a provider of financial services, the Corporation routinely enters into commitments with off-balance-sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval processes used for on-balance-sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. As of March 31, 2015, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $1.1 billion (including $645.6 million pertaining to credit card loans) and $44.5 million, respectively. Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation does not enter into interest rate lock agreements with prospective borrowers in connection with mortgage banking activities.

Contractual Obligations and Commitments

       The following table presents a detail of the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments
	As of March 31, 2015
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In thousands)

Contractual obligations:
Certificates of deposit	$4,895,742	$3,274,957	$1,450,423	$134,012	$36,350
Securities sold under agreements to repurchase	900,000	-	500,000	-	400,000
Advances from FHLB	325,000	-	300,000	25,000	-
Other borrowings	231,959	-	-	-	231,959
Total contractual obligations	$6,352,701	$3,274,957	$2,250,423	$159,012	$668,309

Commitments to sell mortgage loans	$83,534

Standby letters of credit	$2,598

Commitments to extend credit:
Lines of credit	$1,046,582
Letters of credit	41,872
Commitments to originate loans	72,074
Total commercial commitments	$1,160,528

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

Interest Rate Risk Management

First BanCorp. manages its asset/liability position in order to limit the effects of changes in interest rates on net interest income and to maintain stability of profitability under varying interest rate scenarios. The MIALCO oversees interest rate risk, and MIALCO meetings focus on, among other things, current and expected conditions in world financial markets, competition and prevailing rates in the local deposit market, liquidity, loan originations pipeline, securities market values, recent or proposed changes to the investment portfolio, alternative funding sources and related costs, hedging and the possible purchase of derivatives such as swaps and caps, and any tax or regulatory issues which may be pertinent to these areas. The MIALCO approves funding decisions in light of the Corporation’s overall strategies and objectives.

On a quarterly basis, the Corporation performs a consolidated net interest income simulation analysis to estimate the potential change in future earnings from projected changes in interest rates. These simulations are carried out over a one to five-year time horizon, assuming upward and downward yield curve shifts. The rate scenarios considered in these simulations reflect gradual upward and downward interest rate movements of 200 basis points during a twelve-month period. Simulations are carried out in two ways:

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

The 12-month net interest income is forecasted assuming the March 31, 2015 interest rate curves remain constant. Then net interest income is estimated under rising and falling rates scenarios. For rising rate scenarios, a gradual (ramp) parallel upward shift of the yield curves is assumed during the first twelve months (the “+200 ramp” scenario). Conversely, for the falling rate scenarios, a gradual (ramp) parallel downward shift of the yield curves is assumed during the first twelve months (the “-200 ramp” scenario). However, given the current low levels of interest rates, a full downward shift of 200 bps would represent an unrealistic scenario. Therefore, under the falling rate scenario, rates move downward up to 200 basis points, but without reaching zero. The resulting scenario shows interest rates close to zero in most cases, reflecting a flattening yield curve instead of a parallel downward scenario.

     The Libor/Swap curve for March 2015, as compared to December 2014, reflected a slight increase in the short-term horizon, between one to twelve months, with an increase of 2 basis points, while market rates decreased by 19 basis points in the medium term, that is, between 2 to 5 years. In the long term, that is, over a 5-year-time horizon, market rates decreased by 27 basis points. The Treasury curve remained flat in the short-term and decreased by 20 basis points in the medium-term horizon as compared to December 2014 end of month levels. The long-term horizon decreased by 22 basis points, as compared to December 2014 end of month levels.

The following table presents the results of the simulations as of March 31, 2015 and December 31, 2014. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives:

	March 31, 2015				December 31, 2014
	Net Interest Income Risk				Net Interest Income Risk
	(Projected for the next 12 months)				(Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	Change	% Change	Change	% Change	Change	% Change	Change	% Change
+ 200 bps ramp	$11.5	2.21%	$9.6	1.84%	$9.6	1.88%	$9.8	1.90%
- 200 bps ramp	$(2.6)	(0.50)%	$(5.3)	(1.01)%	$(8.2)	(1.60)%	$(9.3)	(1.80)%

     The Corporation continues to manage its balance sheet structure to control the overall interest rate risk. Among the major drivers behind the change in interest income sensitivity to interest rate shifts is the increase of $671.6 million in non-brokered deposits, with an organic growth of $164.7 million, while the Doral Bank transaction added $506.9 million. Exposure to wholesale funding keeps a downward trend, with the reduction of $314.6 million in brokered CDs. On the asset side, the total loan portfolio increased by $227.7 million mainly due to the acquisition of $324.8 million in principal balance of loans, primarily residential mortgage loans, from Doral Bank while the cash and cash equivalents balance increased by $188.3 million.

Taking into consideration the above-mentioned facts for modeling purposes, the net interest income for the next twelve months under a non-static balance sheet or growing balance sheet scenario, is estimated to increase by $9.6 million in the rising rate scenario when compared to the Corporation’s flat or unchanged interest rate forecast scenario. Under the falling rate, non-static scenario, the net interest income is estimated to decrease $5.3 million.

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

Interest rate swaps - Interest rate swap agreements generally involve the exchange of fixed-and-floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of March 31, 2015, most of the interest rate swaps outstanding are used for protection against rising interest rates. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.

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

     For detailed information regarding the volume of derivative activities (e.g. notional amounts), location and fair values of derivative instruments in the Statement of Financial Condition and the amount of gains and losses reported in the Statement of Income), refer to Note 11 in the accompanying unaudited consolidated financial statements.

The following tables summarize the fair value changes in the Corporation’s derivatives as well as the sources of the fair values:
	Asset Derivatives	Liability Derivatives
	Quarter Ended	Quarter Ended
(In thousands)	March 31, 2015	March 31, 2015

Fair value of contracts outstanding at the beginning
of the period	$39	$(187)
Changes in fair value during the period	(38)	(34)
Fair value of contracts outstanding as of March 31, 2015	$1	$(221)

Sources of Fair Value

	Payment Due by Period
	Maturity Less Than One Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value

(In thousands)
As of March 31, 2015
Pricing from observable market inputs -
Asset Derivatives	$-	$1	$-	$-	$1
Pricing from observable market inputs -
Liability Derivatives	(221)	-	-	-	(221)
	$(221)	$1	$-	$-	$(220)

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

As of March 31, 2015 and December 31, 2014, all of the derivative instruments held by the Corporation were considered undesignated economic hedges.

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

Refer to Note 21 of the accompanying unaudited consolidated financial statements for additional information regarding the fair value determination of derivative instruments.

Credit Risk Management

First BanCorp. is subject to credit risk mainly with respect to its portfolio of loans receivable and off-balance-sheet instruments, mainly derivatives and loan commitments. Loan receivables represents loans that First BanCorp. holds for investment and, therefore, First BanCorp. is at risk for the term of the loan. Loan commitments represent commitments to extend credit, subject to specific conditions, for specific amounts and maturities. These commitments may expose the Corporation to credit risk and are subject to the same review and approval process as for loans. Refer to “Contractual Obligations and Commitments” above for further details. The credit risk of derivatives arises from the potential of the counterparty’s default on its contractual obligations. To manage this credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. For further details and information on the Corporation’s derivative credit risk exposure, refer to “—Interest Rate Risk Management” above. The Corporation manages its credit risk through its credit policy, underwriting, independent loan review and quality control procedures, statistical analysis, comprehensive financial analysis, and established management committees. The Corporation also employs proactive collection and loss mitigation efforts. Furthermore, personnel performing structured loan workout functions are responsible for mitigating defaults and minimizing losses upon default within each region and for each business segment. In the case of the C&I, commercial mortgage and construction loan portfolios, the Special Asset Group (“SAG”) focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of OREO.  In addition to the management of the resolution process for problem loans, the SAG oversees collection efforts for all loans to prevent migration to the non-performing and/or adversely classified status.  The SAG utilizes relationship officers, collection specialists and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary.

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

The ratio of allowance for loan losses to total loans held for investment decreased slightly to 2.38% as of March 31, 2015 from 2.40% as of December 31, 2014, primarily due to the increase in the residential portfolio resulting from the acquisition of loans of Doral Bank. The allowance to total loans for each of the Corporation’s categories of loans changed as follows: the allowance to total loans for the C&I portfolio increased from 2.57% as of December 31, 2014 to 2.87% at March 31, 2015; the allowance to total loans for the commercial mortgage portfolio decreased from 3.06% at December 31, 2014 to 2.73% at March 31, 2015; the allowance to total loans for the construction loan portfolio increased from 10.38% at December 31, 2014 to 10.96% at March 31, 2015; the allowance to total loans for the residential mortgage portfolio decreased from 0.91% at December 31, 2014 to 0.86% at March 31, 2015; and the allowance to total consumer loans and finance leases increased from 3.41% as of December 31, 2014 to 3.54% as of March 31, 2015.

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

As shown in the following table, the allowance for loan and lease losses amounted to $226.1 million as of March 31, 2015, or 2.38% of total loans, compared with $222.4 million, or 2.40% of total loans, as of December 31, 2014. Refer to “Provision for Loan and Lease Losses” above for additional information.

	Quarter Ended March 31
(Dollars in thousands)	2015	2014

Allowance for loan and lease losses, beginning of period	$222,395	$285,858
Provision (release) for loan and lease losses:
Residential Mortgage	6,475	3,751
Commercial Mortgage	(2,137)	(851)
Commercial and Industrial	10,353	16,091
Construction	1,215	(8,050)
Consumer and Finance Leases	17,064	20,974
Provision for loan and lease losses	32,970	31,915
Charge-offs
Residential Mortgage	(5,192)	(6,422)
Commercial Mortgage	(4,006)	(5,810)
Commercial and Industrial	(4,453)	(22,459)
Construction	(605)	(970)
Consumer and Finance Leases	(17,757)	(18,046)
Total charge offs	(32,013)	(53,707)
Recoveries:
Residential Mortgage	98	69
Commercial Mortgage	276	35
Commercial and Industrial	558	663
Construction	207	617
Consumer and Finance Leases	1,573	1,328
Total recoveries	2,712	2,712
Net Charge-Offs	(29,301)	(50,995)
Allowance for loan and lease losses, end of period	$226,064	$266,778

Allowance for loan and lease losses to period end total loans held for investment	2.38%	2.79%
Net charge-offs (annualized) to average loans outstanding during the period	1.25%	2.11%

The following table sets forth information concerning the allocation of the loan allowance for loan and lease losses by loan category and the percentage of loan balances in each category to the total of such loans as of the dates indicated:

	As of		As of
	March 31, 2015		December 31, 2014
(In thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Residential mortgage	$28,682	35%	$27,301	33%
Commercial mortgage loans	45,027	17%	50,894	18%
Construction loans	13,639	1%	12,822	1%
Commercial and Industrial loans (including loan
to a local financial institution)	70,179	26%	63,721	27%
Consumer loans and finance leases	68,537	21%	67,657	21%
	$226,064	100%	$222,395	100%

    The following table sets forth information concerning the composition of the Corporation's allowance for loan and lease losses as of March 31, 2015 and December 31, 2014 by loan category and by whether the allowance and related provisions were calculated individually or through a general valuation allowance.

As of March 31, 2015	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$62,337	$100,797	$32,080	$8,235	$3,791	$207,240
Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	367,189	123,568	194,576	29,358	33,050	747,741
Allowance for loan and lease losses	14,862	13,238	24,871	3,381	5,788	62,140
Allowance for loan and lease losses to principal
balance	4.04%	10.71%	12.78%	11.51%	17.51%	8.31%
PCI loans:
Carrying value of PCI loans	177,601	3,279	-	-	234	181,114
Allowance for PCI loans	-	-	-	-	-	-
Allowance for PCI loans to carrying value	-	-	-	-	-	-
Loans with general allowance:
Principal balance of loans	2,724,493	1,421,619	2,216,211	86,847	1,900,107	8,349,277
Allowance for loan and lease losses	13,820	31,789	45,308	10,258	62,749	163,924
Allowance for loan and lease losses to principal
balance	0.51%	2.24%	2.04%	11.81%	3.30%	1.96%

Total loans held for investment:
Principal balance of loans	$3,331,620	$1,649,263	$2,442,867	$124,440	$1,937,182	$9,485,372
Allowance for loan and lease losses	28,682	45,027	70,179	13,639	68,537	226,064
Allowance for loan and lease losses to principal
balance (1)	0.86%	2.73%	2.87%	10.96%	3.54%	2.38%

	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total

As of December 31, 2014
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$74,177	$109,271	$41,131	$10,455	$3,778	$238,812

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	350,067	101,467	195,240	29,012	30,809	706,595
Allowance for loan and lease losses	10,854	14,289	21,314	2,577	6,171	55,205
Allowance for loan and lease losses to principal
balance	3.10%	14.08%	10.92%	8.88%	20.03%	7.81%

PCI loans:
Carrying value of PCI loans	98,494	3,393	-	-	717	102,604
Allowance for PCI loans	-	-	-	-	-	-
Allowance for PCI loans to carrying value	-	-	-	-	-	-

Loans with general allowance:
Principal balance of loans	2,488,449	1,451,656	2,243,066	84,013	1,947,241	8,214,425
Allowance for loan and lease losses	16,447	36,605	42,407	10,245	61,486	167,190
Allowance for loan and lease losses to principal
balance	0.66%	2.52%	1.89%	12.19%	3.16%	2.04%

Total loans held for investment:
Principal balance of loans	$3,011,187	$1,665,787	$2,479,437	$123,480	$1,982,545	$9,262,436
Allowance for loan and lease losses	27,301	50,894	63,721	12,822	67,657	222,395
Allowance for loan and lease losses to principal
balance (1)	0.91%	3.06%	2.57%	10.38%	3.41%	2.40%

__________
(1)

Loans used in the denominator include PCI loans of $181.1 million and $102.6 million as of March 31, 2015 and December 31, 2014, respectively. However, the Corporation separately tracks and reports  PCI loans and excludes these loans from non-performing loans, impaired loans, TDRs and non-performing assets statistics.

The following tables show the activity for impaired loans held for investment and the related specific reserve during the first quarter of 2015 and 2014:

	March 31, 2015	March 31, 2014
	(In thousands)
Impaired Loans:
Balance at beginning of period	$945,407	$919,112
Loans determined impaired during the period	62,933	54,277
Charge-offs	(11,715)	(32,039)
Loans sold, net of charge-offs	(1,137)	-
Increases to impaired loans - additional disbursements	519	625
Foreclosures	(9,952)	(4,006)
Loans no longer considered impaired	(9,898)	(3,728)
Paid in full or partial payments	(21,176)	(54,853)
Balance at end of period	$954,981	$879,388

	March 31, 2015	March 31, 2014
	(In thousands)
Specific Reserve:
Balance at beginning of period	$55,205	$102,601
Provision for loan losses	18,650	14,454
Charge-offs	(11,715)	(32,039)
Balance at end of period	$62,140	$85,016

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

Cash payments received on certain loans that are impaired and collateral dependent are recognized when collected in accordance with the contractual terms of the loans.  The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized on a cash basis (when collected). However, when management believes that the ultimate collectability of principal is in doubt, the interest portion is applied to the outstanding principal.  The risk exposure of this portfolio is diversified as to individual borrowers and industries, among other factors. In addition, a large portion is secured with real estate collateral.

Other Real Estate Owned

OREO acquired in settlement of loans is carried at the lower of cost (the carrying value of the loan) or fair value less estimated costs to sell off the real estate. Appraisals are obtained periodically, generally, on an annual basis.

Other Repossessed Property

The other repossessed property category generally includes repossessed boats and autos acquired in settlement of loans. Repossessed boats and autos are recorded at the lower of cost or estimated fair value.

Past-Due Loans 90 days and still accruing

These are accruing loans that are contractually delinquent 90 days or more. These past-due loans are either current as to interest but delinquent as to the payment of principal or are insured or guaranteed under applicable FHA and VA programs. Past due loans 90 days and still accruing also include PCI loans with individual delinquencies over 90 days, primarily related to mortgage loans acquired from Doral in 2014.

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

The following table presents non-performing assets as of the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2015	2014

Non-performing loans held for investment:
Residential mortgage	$172,583	$180,707
Commercial mortgage	142,385	148,473
Commercial and Industrial	186,500	122,547
Construction	27,163	29,354
Finance leases	2,979	5,245
Consumer	31,934	37,570
Total non-performing loans held for investment	$563,544	$523,896
OREO	122,628	124,003
Other repossessed property	13,585	14,229
Total non-performing assets, excluding loans held for sale	$699,757	$662,128

Non-performing loans held for sale	54,588	54,641
Total non-performing assets, including loans held for sale (1)(2)	$754,345	$716,769

Past due loans 90 days and still accruing (3)(4)	$178,572	$162,887
Non-performing assets to total assets	5.74%	5.63%
Non-performing loans held for investment to total loans held for investment	5.94%	5.66%
Allowance for loan and lease losses	$226,064	$222,395
Allowance to total non-performing loans held for investment	40.11%	42.45%
Allowance to total non-performing loans held for investment,
excluding residential real estate loans	57.82%	64.80%

___________
(1)

Purchased credit impaired loans accounted for under ASC 310-30 of $181.1 million and $102.6 million as of March 31, 2015 and December 31, 2014, respectively, are excluded and not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

(2)

Non-performing assets exclude $434.2 million and $494.6 million of TDR loans that are in compliance with the modified terms and in accrual status as of March 31, 2015 and December 31, 2014, respectively.

(3)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $30.1 million of residential mortgage loans insured by the FHA or guaranteed by the VA, which are over 18 months delinquent, and are no longer accruing interest as of March 31, 2015.

(4)

Amounts include purchased credit impaired loans with individual delinquencies over 90 days and still accruing with a carrying value as of March 31, 2015 and December 31, 2014 of approximately $16.4 million and $15.7 million, respectively, primarily related to loans acquired from Doral in 2014.

The following table shows non-performing assets by geographic segment:
	March 31,	December 31,
(Dollars in thousands)	2015	2014
Puerto Rico:
Non-performing loans held for investment:
Residential mortgage	$149,156	$156,361
Commercial mortgage	120,770	121,879
Commercial and Industrial	180,793	116,301
Construction	23,269	24,526
Finance leases	2,979	5,245
Consumer	30,003	35,286
Total non-performing loans held for investment	506,970	459,598

OREO	110,378	111,041
Other repossessed property	13,520	14,150
Total non-performing assets, excluding loans held for sale	$630,868	$584,789
Non-performing loans held for sale	14,583	14,636
Total non-performing assets, including loans held for sale (1)	$645,451	$599,425
Past due loans 90 days and still accruing (2)	$176,361	$154,375

Virgin Islands:
Non-performing loans held for investment:
Residential mortgage	$16,522	$15,483
Commercial mortgage	12,909	11,770
Commercial and Industrial	5,707	6,246
Construction	3,738	4,064
Consumer	549	887
Total non-performing loans held for investment	39,425	38,450

OREO	6,064	6,967
Other repossessed property	30	22
Total non-performing assets, excluding loans held for sale	$45,519	$45,439
Non-performing loans held for sale	40,005	40,005
Total non-performing assets, including loans held for sale	$85,524	$85,444
Past due loans 90 days and still accruing	$2,004	$5,281

United States:
Non-performing loans held for investment:
Residential mortgage	$6,905	$8,863
Commercial mortgage	8,706	14,824
Construction	156	764
Consumer	1,382	1,397
Total non-performing loans held for investment	17,149	25,848

OREO	6,186	5,995
Other repossessed property	35	57
Total non-performing assets, excluding loans held for sale	$23,370	$31,900
Non-performing loans held for sale	-	-
Total non-performing assets, including loans held for sale	$23,370	$31,900
Past due loans 90 days and still accruing	$207	$3,231

(1)

Purchased credit impaired loans accounted for under ASC 310-30 of $181.1 million and $102.6 million as of March 31, 2015 and December 31, 2014, respectively, are excluded and not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

(2)

Amounts include purchased credit impaired loans with individual delinquencies over 90 days and still accruing with a carrying value as of March 31, 2015 and December 31, 2014 of approximately $16.4 million and $15.7 million, respectively, primarily related to loans acquired from Doral in 2014.

      Total non-performing loans, including non-performing loans held for sale, were $618.1 million as of March 31, 2015. This represents an increase of $39.6 million, or 7%, from $578.5 million as of December 31, 2014.  The increase in non-performing assets was primarily attributable to the inflow of a $75.0 million credit facility with the Puerto Rico Electric Power Authority (“PREPA”), a government public corporation.  Excluding the $75.0 million PREPA credit facility, total non-performing loans decreased by $35.4 million driven by charge-offs, cash collections on commercial and construction non-performing loans (including dispositions through short sales), the restoration to accrual status of residential mortgage loans modified in TDRs after a sustained performance period, and the sale of $3.5 million of commercial and industrial non-performing loans.

      Non-performing commercial mortgage loans, including non-performing commercial mortgage loans held for sale, decreased by $6.1 million, or 4%, from December 31, 2014. The decrease was primarily driven by cash collections and charge-offs mainly in the United States and Puerto Rico, including the disposition through a short-sale of a $6.3 million loan.  Total inflows of non-performing commercial mortgage loans of $5.8 million during the first quarter of 2015 decreased by $26.3 million compared to $32.1 million for the same period in 2014.

     Non-performing C&I loans increased by $64.0 million compared to December 31, 2014, driven by the inflow of the $75.0 million credit facility with PREPA.  Excluding the PREPA credit facility, non-performing C&I loans decreased by $11.0 million mainly due to foreclosures, charge-offs, principal repayments and a $3.5 million sale. Total inflows of non-performing C&I loans were $79.5 million.  Excluding the aforementioned PREPA credit facility, total inflows were $4.5 million during the first quarter of 2015 compared to inflows of $20.7 million for the same period in 2014.

Non-performing construction loans, including non-performing construction loans held for sale, decreased by $2.2 million, or 3%, from December 31, 2014, primarily cash collections. The inflows of non-performing construction loans of $0.1 million during the first quarter of 2015 remained unchanged compared to inflows for the same period in 2014.

The following tables present the activity of commercial and construction non-performing loans held for investment:

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter ended March 31, 2015
Beginning balance	$148,473	$122,547	$29,354	300,374
Plus:
Additions to non-performing	5,802	79,503	128	85,433
Less:
Non-performing loans transferred to OREO	-	(4,866)	(265)	(5,131)
Non-performing loans charged-off	(3,970)	(4,304)	(605)	(8,879)
Loans returned to accrual status/loan collections	(7,920)	(4,150)	(1,200)	(13,270)
Reclassification	-	-	(249)	(249)
Non-performing loans sold, net of charge-offs	-	(2,230)	-	(2,230)
Ending balance	$142,385	$186,500	$27,163	$356,048

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter ended March 31, 2014
Beginning balance	$120,107	$114,833	$58,866	293,806
Plus:
Additions to non-performing	32,084	20,655	111	52,850
Less:
Non-performing loans transferred to OREO	(231)	-	(2,174)	(2,405)
Non-performing loans charged-off	(5,810)	(14,422)	(871)	(21,103)
Loans returned to accrual status/loan collections	(1,790)	(5,895)	(5,545)	(13,230)
Reclassification	1,175	(1,175)	-	-
Ending balance	$145,535	$113,996	$50,387	$309,918

Total non-performing commercial and construction loans, including non-performing loans held for sale, with a book value of $410.6 million as of March 31, 2015 are being carried at 58% of unpaid principal balance, net of reserves and accumulated charge-offs.

Non-performing residential mortgage loans decreased by $8.1 million, or 4%, from December 31, 2014. The decrease was mainly driven by loans brought current, modifications through TDRs after a sustained performance period, charge-offs, foreclosures and cash collections during the quarter, partially offset by inflows of $19.2 million. The inflows of non-performing residential mortgage loans of $19.2 million during the first quarter of 2015 decreased compared to inflows of $34.9 million for the same period in 2014. Approximately $51.2 million, or 30% of total non-performing residential mortgage loans, have been written down to their net realizable value and no specific reserve was allocated.

The following table presents the activity of residential non-performing loans held for investment:

	Quarters Ended
(In thousands)	March 31, 2015	March 31, 2014

Beginning balance	$180,707	$161,441
Plus:
Additions to non-performing	19,213	34,883
Less:
Non-performing loans transferred to OREO	(5,048)	(1,968)
Non-performing loans charged-off	(5,073)	(5,222)
Loans returned to accrual status/loan collections	(17,465)	(16,338)
Reclassification	249
Ending balance	$172,583	$172,796

The amount of non-performing consumer loans, including finance leases, showed a $7.9 million decrease during the first quarter of 2015 mainly related to charge-offs and cash collections, primarily in auto loans and boat financings.  The inflows of non-performing consumer loans of $14.1 million decreased $2.2 million compared to inflows of $16.3 million for the same period in 2014.

As of March 31, 2015, approximately $198.2 million of the loans placed in non-accrual status, mainly commercial loans, were current, or had delinquencies of less than 90 days in their interest payments, including $121.9 million of TDRs maintained in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability. Collections on these loans are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

During the quarter ended March 31, 2015, interest income of approximately $1.4 million related to non-performing loans with a carrying value of $285.8 million as of March 31, 2015, mainly non-performing construction and commercial loans, was applied against the related principal balances under the cost-recovery method.

The allowance to non-performing loans held for investment ratio as of March 31, 2015 was 40.11%, compared to 42.45% as of December 31, 2014. As of March 31, 2015, approximately $152.6 million, or 27%, of total non-performing loans held for investment has been charged-off to their net realizable value and no specific reserve was allocated as shown in the following table.

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	C&I Loans	Construction Loans	Consumer and Finance Leases	Total
As of March 31, 2015
Non-performing loans held for investment
charged-off to realizable value	$51,163	$63,645	$30,763	$5,140	$1,865	$152,576
Other non-performing loans held
for investment	121,420	78,740	155,737	22,023	33,048	410,968
Total non-performing loans held
for investment	$172,583	$142,385	$186,500	$27,163	$34,913	$563,544

Allowance to non-performing loans held for
investments	16.62%	31.62%	37.63%	50.21%	196.31%	40.11%
Allowance to non-performing loans held for
investments, excluding non-performing loans
charged-off to realizable value	23.62%	57.18%	45.06%	61.93%	207.39%	55.01%

As of December 31, 2014
Non-performing loans held for investment
charged-off to realizable value	$74,177	$85,824	$40,697	$6,182	$1,672	$208,552
Other non-performing loans held
for investment	106,530	62,649	81,850	23,172	41,143	315,344
Total non-performing loans held
for investment	$180,707	$148,473	$122,547	$29,354	$42,815	$523,896

Allowance to non-performing loans held for
investments	15.11%	34.28%	52.00%	43.68%	158.02%	42.45%
Allowance to non-performing loans held for
investments, excluding non-performing loans
charged-off to realizable value	25.63%	81.24%	77.85%	55.33%	164.44%	70.52%

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program, as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans in the U.S. mainland, fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of March 31, 2015, the Corporation’s total TDR loans held for investment of $705.1 million consisted of $354.1 million of residential mortgage loans, $166.7 million of commercial and industrial loans, $136.8 million of commercial mortgage loans, $12.5 million of construction loans, and $35.0 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $47 thousand as of March 31, 2015.

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

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in, or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification. As of March 31, 2015, the Corporation classified an additional $11.5 million of residential mortgage loans as TDRs that were participating in or had been offered a trial modification.

 For the commercial real estate, commercial and industrial, and construction portfolios, at the time of a restructuring, the Corporation determines, on a loan-by-loan basis, whether a concession was granted for economic or legal reasons related to the borrower’s financial difficulty. Concessions granted for commercial loans could include: reductions in interest rates to rates that are considered below market; extension of repayment schedules and maturity dates beyond original contractual terms; waivers of borrower covenants; forgiveness of principal or interest; or other contract changes that would be considered a concession. The Corporation mitigates loan defaults for its commercial loan portfolios through its collection function. The function’s objective is to minimize both early stage delinquencies and losses upon default of commercial loans. In the case of the commercial and industrial, commercial mortgage, and construction loan portfolios, the SAG focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of OREO.  In addition to the management of the resolution process for problem loans, the SAG oversees collection efforts for all loans to prevent migration to the non-performing and/or adversely classified status.  The SAG utilizes relationship officers, collection specialists, and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary. The SAG utilizes its collections infrastructure of workout collection officers, credit work-out specialists, in-house legal counsel, and third-party consultants. In the case of residential construction projects and large commercial loans, the function also utilizes third-party specialized consultants to monitor the residential and commercial construction projects in terms of construction, marketing and sales, and assist with the restructuring of large commercial loans.

 In addition, the Corporation extends, renews, and restructures loans with satisfactory credit profiles. Many commercial loan facilities are structured as lines of credit, which are mainly one year in term and therefore are required to be renewed annually. Other facilities may be restructured or extended from time to time based upon changes in the borrower’s business needs, use of funds, the timing of completion of projects, and other factors. If the borrower is not deemed to have financial difficulties, extensions, renewals, and restructurings are done in the normal course of business and not considered concessions, and the loans continue to be recorded as performing.

TDRs are classified as either accrual or nonaccrual loans. A loan on nonaccrual status and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring or significant events that coincide with the restructuring are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Loan modifications increase the Corporation’s interest income by returning a non-performing loan to performing status, if applicable, increase cash flows by providing for payments to be made by the borrower, and avoid increases in foreclosure and OREO costs. The Corporation continues to consider a modified loan as an impaired loan for purposes of estimating the allowance for loan and lease losses.

The following table provides a breakdown between the accrual and nonaccrual TDRs:

(In thousands)	March 31, 2015
	Accrual	Nonaccrual (1) (2)	Total TDRs

Non-FHA/VA Residential Mortgage loans	$273,890	$80,204	$354,094
Commercial Mortgage Loans	75,541	61,239	136,780
Commercial and Industrial Loans	55,394	111,342	166,736
Construction Loans	4,251	8,286	12,537
Consumer Loans - Auto	11,011	6,536	17,547
Finance Leases	1,875	178	2,053
Consumer Loans - Other	12,237	3,139	15,376
Total Troubled Debt Restructurings	$434,199	$270,924	$705,123

(1)

Included in non-accrual loans are $121.9 million in loans that are performing under the terms of a restructuring agreement but are reported in non-accrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability.

(2)	Excludes non-accrual TDRs transferred to held for sale with a carrying value of $45.7 million as of March 31, 2015.

 The OREO portfolio, which is part of non-performing assets, decreased by $1.4 million. The following table shows the activity during the quarter ended March 31, 2015 of the OREO portfolio by geographic region and type of property:

(In thousands)	As of March 31, 2015
	Puerto Rico			Virgin Islands			Florida			Consolidated
	Residential	Commercial	Construction	Residential	Commercial	Construction	Residential	Commercial	Construction
Beginning Balance	$25,667	$74,532	$10,841	$648	$114	$6,206	$3,264	$1,008	$1,723	$124,003
Additions	6,613	3,099	1,238	1,093	-	39	620	-	-	12,702
Sales	(3,001)	(4,651)	(118)	(318)	-	(1,718)	(350)	-	-	(10,156)
Fair value adjustments	(1,299)	(1,629)	(914)	-	-	-	(39)	-	(40)	(3,921)
	$27,980	$71,351	$11,047	$1,423	$114	$4,527	$3,495	$1,008	$1,683	$122,628

Net Charge-offs and Total Credit Losses

Total net charge-offs for the first quarter of 2015 were $29.3 million, or 1.25% of average loans on an annualized basis, compared to $51.0 million, or an annualized 2.11%, for the first quarter of 2014, mainly reflecting lower charge-offs in the commercial and industrial and commercial mortgage loan portfolios.

C&I loans net charge-offs in the first quarter of 2015 totaled $3.9 million, or an annualized 0.63% of related average loans, compared to $21.8 million, or an annualized 2.90%, for the first quarter of 2014.  Substantially all of the charge-offs recorded in the first quarter of 2015 were in Puerto Rico, including charge-offs of $1.3 million on the $3.5 million sale of non-performing loans.

Commercial mortgage loans net charge-offs in the first quarter of 2015 were $3.7 million, or an annualized 0.90% of related average loans, compared to $5.8 million, or an annualized 1.27%, for the first quarter of 2014.  Approximately $2.8 million of the total net charge-offs is associated with two relationships.

Construction loans net charge-offs in the first quarter of 2015 were $0.4 million, or an annualized 0.93% of related average loans, compared to $0.4 million, or an annualized 0.65%, for the first quarter of 2014.  Substantially all of the charge-offs recorded in the first quarter of 2015 were associated with two relationships.

     Residential mortgage loans net charge-offs in the first quarter of 2015 were $5.1 million, or an annualized 0.65% of related average loans, compared to $6.4 million, or an annualized 1.00%, for the first quarter of 2014.   Approximately $3.8 million in charge-offs for the first quarter of 2015 resulted from valuations for impairment purposes of residential mortgage loans considered homogeneous given high delinquency and loan-to-value levels, compared to $5.1 million for the first quarter of 2014. Net charge-offs on residential mortgage loans also included $1.1 million related to foreclosures, compared to $1.0 million in the first quarter of 2014.

Net charge-offs of consumer loans and finance leases in the first quarter of 2015 were $16.2 million, or an annualized 3.30% of related average loans, compared to $16.7 million, or an annualized 3.23% of average loans, in the first quarter of 2014.  The decrease is mainly attributable to the auto loan portfolio.

The following table presents annualized net charge-offs to average loans held-in-portfolio:

	Quarter Ended
	March 31, 2015	March 31, 2014

Residential mortgage loans	0.65%	1.00%
Commercial mortgage	0.90%	1.27%
Commercial and industrial	0.63%	2.90%
Construction loans	0.93%	0.65%
Consumer loans (1)	3.30%	3.23%
Total loans	1.25%	2.11%
_______________
(1)	Includes lease financing.

The following table presents net charge-offs to average loans held in various portfolios by geographic segment:

	Quarter Ended
	March 31,	March 31,
	2015	2014
PUERTO RICO:
Residential mortgage	0.82%	1.27%
Commercial mortgage	0.75%	1.58%
Commercial and Industrial	0.72%	3.27%
Construction	2.21%	0.45%
Consumer and finance leases	3.42%	3.32%
Total loans	1.43%	2.47%
VIRGIN ISLANDS:
Residential mortgage	0.04%	0.22%
Commercial mortgage	-%	0.39%
Commercial and Industrial	0.61%	0.11%
Construction	0.66%	3.73%
Consumer and finance leases	0.13%	0.53%
Total loans	0.22%	0.63%
FLORIDA:
Residential mortgage	0.08%	0.11%
Commercial mortgage (1)	1.80%	(0.03)%
Commercial and Industrial	-%	-%
Construction (2)	(2.36)%	(6.40)%
Consumer and finance leases	1.25%	1.64%
Total loans (3)	0.53%	(0.12)%

(1) For the first quarter of 2014 recoveries in commercial mortgage loans in Florida exceeded charge-offs.
(2) For the first quarter of 2015 and 2014 recoveries in construction loans in Florida exceeded charge-offs.
(3) For the first quarter of 2014 recoveries in total loans in Florida exceeded charge-offs.

The above ratios are based on annualized charge-offs and are not necessarily indicative of the results expected for the entire year or in subsequent periods.

    Total credit losses (equal to net charge-offs plus losses on OREO operations) for the first quarter of 2015 amounted to $31.9 million, or 1.34% on an annualized basis to average loans and repossessed assets, in contrast to credit losses of $56.8  million, or a loss rate of 2.31%, for the same period in 2014.

The following table presents a detail of the OREO inventory and credit losses for the periods indicated:

	Quarter Ended
	March 31,
	2015	2014
	(Dollars in thousands)
OREO
OREO balances, carrying value:
Residential	$32,898	$39,343
Commercial	72,473	69,167
Construction	17,257	30,112
Total	$122,628	$138,622

OREO activity (number of properties):
Beginning property inventory,	458	496
Properties acquired	67	69
Properties disposed	(52)	(65)
Ending property inventory	473	500

Average holding period (in days)
Residential	456	459
Commercial	436	399
Construction	970	649
	517	473
OREO operations (loss) gain:
Market adjustments and (losses) gain on sale:
Residential	$(1,063)	$(1,873)
Commercial	(37)	(2,257)
Construction	(406)	(450)
	(1,506)	(4,580)
Other OREO operations expenses	(1,122)	(1,257)
Net Loss on OREO operations	$(2,628)	$(5,837)

CHARGE-OFFS
Residential charge offs, net	(5,094)	(6,353)
Commercial charge offs, net	(7,625)	(27,571)
Construction charge offs, net	(398)	(353)
Consumer and finance leases charge-offs, net	(16,184)	(16,718)
Total charge-offs, net	(29,301)	(50,995)
TOTAL CREDIT LOSSES (1)	$(31,929)	$(56,832)

LOSS RATIO PER CATEGORY (2):
Residential	0.78%	1.27%
Commercial	0.73%	2.43%
Construction	1.68%	1.31%
Consumer	3.28%	3.20%
TOTAL CREDIT LOSS RATIO (3)	1.34%	2.31%
________
(1)	Equal to OREO operations (losses) gains plus charge-offs, net.
(2)	Calculated as net charge-offs plus market adjustments and gains (losses) on sale of OREO divided by average loans and repossessed assets.
(3)	Calculated as net charge-offs plus net loss on OREO operations divided by average loans and repossessed assets.

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

Concentration Risk

The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. However, the Corporation has diversified its geographical risk as evidenced by its operations in the Virgin Islands and in Florida. Of the total gross loans held for investment of $9.5 billion as of March 31, 2015, approximately 83% have credit risk concentration in Puerto Rico, 11% in the United States, and 6% in the Virgin Islands.

Exposure to Puerto Rico Government

 As of March 31, 2015, the Corporation had $335.7 million of credit facilities granted to the Puerto Rico Government, its municipalities and public corporations, of which $321.7 million was outstanding, compared to $308.0 million outstanding as of December 31, 2014. Approximately $201.3 million of the granted credit facilities outstanding consisted of loans to municipalities in Puerto Rico for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment.  Approximately $24.5 million consisted of loans to units of the central government, and approximately $95.9 million consisted of loans to public corporations, including the $75.0 million direct exposure to PREPA that was placed in non-performing status in the first quarter of 2015 since the government agency has not yet completed its restructuring plan.  In addition, the Corporation had $132.5 million outstanding in financings to the hotel industry in Puerto Rico guaranteed by the Puerto Rico Tourism Development Fund as of March 31, 2015, down $0.9 million, compared to $133.3 million outstanding as of December 31, 2014.  The TDF is a subsidiary of the GDB that works with private-sector financial institutions to structure financings for new hospitality projects.

  In addition, as of March 31, 2015, the Corporation held approximately $65.5 million of Puerto Rico government and agencies bond obligations, mainly bonds of the GDB and the Puerto Rico Building Authority, as part of its available-for-sale investment securities portfolio, which were reflected at their aggregate fair value of $41.5 million.

As of March 31, 2015, the Corporation had $283.0 million of Puerto Rico public sector deposits compared to $227.4 million as of December 31, 2014.  Approximately 46% came from municipalities in Puerto Rico and 54% came from public corporations and the central government and agencies. The Doral Bank transaction added $43.3 million in government deposits as of March 31, 2015.

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

Basis of Presentation

The Corporation has included in this Form 10-Q the following financial measures that are not recognized under generally accepted accounting principles, which are referred to as non-GAAP financial measures: (i) the calculation of net interest income, interest rate spread and net interest margin rate on a tax-equivalent basis and excluding changes in the fair value of derivative instruments; and (ii) the calculation of the tangible common equity ratio and the tangible book value per common share. Investors should be aware that non-GAAP financial measures have inherent limitations and should be read only in conjunction with the Corporation’s consolidated financial data prepared in accordance with GAAP.

Net interest income, interest rate spread and net interest margin are reported excluding changes in the fair value of derivative instruments  (“valuations”), and on a tax-equivalent basis. The presentation of net interest income excluding valuations provides additional information about the Corporation’s net interest income and facilitates comparability and analysis. The changes in the fair value of derivative instruments have no effect on interest due or interest earned on interest-bearing liabilities or interest-earning assets, respectively.  The tax-equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a marginal income tax rate. Income from tax-exempt earning assets is increased by an amount equivalent to the taxes that would have been paid if this income had been taxable at statutory rates. Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread and net interest margin on a fully tax-equivalent basis. This adjustment puts all earning assets, most notably tax-exempt securities and certain loans, on a common basis that facilitates comparison of results to results of peers. Refer to “Net Interest Income” above for the table that reconciles the non-GAAP financial measure “net interest income excluding fair value changes and on a tax-equivalent basis” with net interest income calculated and presented in accordance with GAAP. The table also reconciles the non-GAAP financial measures “net interest spread and margin excluding fair value changes and on a tax-equivalent basis” with net interest spread and margin calculated and presented in accordance with GAAP.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Control and Procedures

              First BanCorp.’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of First BanCorp.’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2015. Based on this evaluation, as of the end of the period covered by this Form 10-Q, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    In the opinion of the Corporation's management, the pending and threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition, results of operations or cash flows of the Corporation.

 ITEM 1A.  RISK FACTORS

The Corporation’s business, operating results and/or the market price of our common and preferred stock may be significantly affected by a number of factors.  For a detailed discussion of certain risk factors that could affect the Corporation’s future operations, financial condition or results for future periods see the risk factors in Item 1A, “Risk Factors,” in the Corporation’s 2014 Annual Report on Form 10-K.  These factors could also cause actual results to differ materially from historical results or the results contemplated by the forward-looking statements contained in this report.  Also refer to the discussion in “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of  risk factors in the Corporation’s 2014 Form 10-K.

  Additional risks and uncertainties not currently known to the Corporation or currently deemed by the Corporation to be immaterial also may materially adversely affect the Corporation’s business, financial condition or results of operations.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a)       Not applicable.

b)       Not applicable

c)       Purchase of equity securities by the issuer and affiliated purchases. The following table provides information relating to the Corporation’s purchases of shares of its common stock in the first quarter of 2015.

Period	Total number of shares purchased (1)	Average price paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under These Plans or Programs

January, 2015	8,820	$5.56	-	-
February, 2015	7,632	6.06	-	-
March, 2015	34,256	6.25	-	-
Total	50,708	$6.10	-	-

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp.
Registrant

Date: May 11, 2015	By:	/s/ Aurelio Alemán
Aurelio Alemán
President and Chief Executive Officer

Date: May 11, 2015	By:	/s/ Orlando Berges
Orlando Berges
Executive Vice President and Chief Financial Officer

Exhibit Index

10.1 – Purchase and Assumption Agreement dated as of February 18, 2015 between Banco Popular de Puerto Rico and FirstBank Puerto Rico.

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

31.1 – CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 - CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 - CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 - CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1- Interactive Data File (Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, furnished in XBRL (eXtensible Business Reporting Language)