Form 10-Q
period 2015-06-30
FIRST BANCORP /PR/
filed 2015-08-10
CIK 1057706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

____________

FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes☑   No ☐

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

Common stock: 214,721,826 shares outstanding as of July 31, 2015.

FIRST BANCORP.

INDEX PAGE

PART I FINANCIAL INFORMATION	PAGE
Item 1. Financial Statements:
Consolidated Statements of Financial Condition (Unaudited) as of June 30, 2015 and December 31, 2014	5
Consolidated Statements of (Loss) Income (Unaudited) – Quarters ended June 30, 2015 and 2014 and six-month periods ended June 30, 2015 and 2014	6
Consolidated Statements of Comprehensive (Loss) Income (Unaudited) – Quarters ended June 30, 2015 and 2014 and six-month periods ended June 30, 2015 and 2014	7
Consolidated Statements of Cash Flows (Unaudited) – Six-month periods ended June 30, 2015 and 2014	8
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) – Six-month periods ended June 30, 2015 and 2014	9
Notes to Consolidated Financial Statements (Unaudited)	10
Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	80
Item 3. Quantitative and Qualitative Disclosures About Market Risk	141
Item 4. Controls and Procedures	141

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	142
Item 1A. Risk Factors	142
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	145
Item 3. Defaults Upon Senior Securities	146
Item 4. Mine Safety Disclosures	146
Item 5. Other Information	146
Item 6. Exhibits	146

SIGNATURES

Forward Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the safe harbor created by such sections.  When used in this Form 10-Q or future filings by First BanCorp. (the “Corporation”) with the U.S. Securities and Exchange Commission (“SEC”), in the Corporation’s press releases or in other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the word or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “should,” “anticipate” and similar statements of a future or forward-looking nature that reflect our current views with respect to future events and financial performance are meant to identify “forward-looking statements.”

First BanCorp. wishes to caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and to advise readers that various factors, including but not limited to the following, could cause actual results to differ materially from those expressed in, or implied by, such “forward-looking statements”:

•         uncertainty about whether the Corporation will be able to continue to fully comply with the written agreement dated June 3, 2010 (the “Written Agreement”) that the Corporation entered into with the Federal Reserve Bank of New York (the “New York FED” or “Federal Reserve”) that, among other things, requires the Corporation to serve as a source of strength to FirstBank Puerto Rico (“FirstBank” or “the Bank”) and that, except with the consent generally of the New York FED and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), prohibits the Corporation from paying dividends to stockholders or receiving dividends from FirstBank, making payments on trust preferred securities or subordinated debt and incurring, increasing or guaranteeing debt or repurchasing any capital securities.

•         the ability of the Puerto Rico government or any of its public corporations or other instrumentalities to repay its debt obligations, including the effect of the recent payment default of a government public corporation, and recent and any future downgrades of the long-term and short-term debt ratings of the Puerto Rico government, which could exacerbate Puerto Rico’s adverse economic conditions;

•         a decrease in demand for the Corporation’s products and services and lower revenues and earnings because of the continued recession in Puerto Rico, the current fiscal problems of the Puerto Rico government, the payment default by a government public corporation and recent credit downgrades of the Puerto Rico government’s debt;

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

•         additional adverse changes in general economic conditions in Puerto Rico, the United States (“U.S.”), and the U.S. Virgin Islands (“USVI”), and British Virgin Islands (“BVI”), including the interest rate environment, market liquidity, housing absorption rates, real estate prices, and disruptions in the U.S. capital markets, which has reduced interest margins and affected funding sources, and has affected demand for all of the Corporation’s products and services and reduced the Corporation’s revenues and earnings, and the value of the Corporation’s assets, and may once again have these effects;

•         an adverse change in the Corporation’s ability to attract new clients and retain existing ones;

•         the risk that additional portions of the unrealized losses in the Corporation’s investment portfolio is determined to be other-than-temporary, including additional impairments on the Puerto Rico government’s obligations;

•         uncertainty about regulatory and legislative changes for financial services companies in Puerto Rico, the U.S., the USVI and the BVI, which could affect the Corporation’s financial condition or performance and could cause the Corporation’s actual results for future periods to differ materially from prior results and anticipated or projected results;

•         changes in the fiscal and monetary policies and regulations of the U.S. federal government and the Puerto Rico and other governments, including those determined by the Federal Reserve Board, the New York FED, the Federal Deposit Insurance Corporation (“FDIC”), government-sponsored housing agencies, and regulators in Puerto Rico, the USVI and the BVI;

•         the risk of possible failure or circumvention of controls and procedures and the risk that the Corporation’s risk management policies may not be adequate;

•         the risk that the FDIC may increase the deposit insurance premium and/or require special assessments to replenish its insurance fund, causing an additional increase in the Corporation’s non-interest expenses;

•         the impact on the Corporation’s results of operations and financial condition of acquisitions and dispositions, including the acquisition of loans and branches of Doral Bank as well as the assumption of deposits at the branches during the first quarter of 2015;

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

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30, 2015	December 31, 2014
	(In thousands, except for share information)
ASSETS
Cash and due from banks	$462,934	$779,147
Money market investments:
Time deposits with other financial institutions	3,000	300
Other short-term investments	216,469	16,661
Total money market investments	219,469	16,961
Investment securities available for sale, at fair value:
Securities pledged that can be repledged	798,148	1,025,966
Other investment securities	1,167,535	939,700
Total investment securities available for sale	1,965,683	1,965,666
Other equity securities	26,152	25,752
Loans, net of allowance for loan and lease losses of $221,518
(2014 - $222,395)	8,996,157	9,040,041
Loans held for sale, at lower of cost or market	80,026	76,956
Total loans, net	9,076,183	9,116,997
Premises and equipment, net	164,643	166,926
Other real estate owned	122,129	124,003
Accrued interest receivable on loans and investments	50,191	50,796
Other assets	491,429	481,587
Total assets	$12,578,813	$12,727,835
LIABILITIES
Non-interest-bearing deposits	$1,271,464	$900,616
Interest-bearing deposits	8,233,112	8,583,329
Total deposits	9,504,576	9,483,945
Securities sold under agreements to repurchase	700,000	900,000
Advances from the Federal Home Loan Bank (FHLB)	325,000	325,000
Other borrowings	226,492	231,959
Accounts payable and other liabilities	154,525	115,188
Total liabilities	10,910,593	11,056,092
STOCKHOLDERS' EQUITY
Preferred stock, authorized, 50,000,000 shares:
Non-cumulative Perpetual Monthly Income Preferred Stock: issued 22,004,000
shares, outstanding 1,444,146 shares, aggregate liquidation value of $36,104	36,104	36,104
Common stock, $0.10 par value, authorized, 2,000,000,000 shares;
issued, 215,552,377 shares (2014 - 213,724,749 shares issued)	21,555	21,372
Less: Treasury stock (at par value)	(86)	(74)
Common stock outstanding, 214,694,470 shares outstanding (2014 - 212,984,700
shares outstanding)	21,469	21,298
Additional paid-in capital	923,829	916,067
Retained earnings, includes legal surplus reserve of $40.0 million	708,197	716,625
Accumulated other comprehensive loss, net of tax of $7,752	(21,379)	(18,351)
Total stockholders' equity	1,668,220	1,671,743
Total liabilities and stockholders' equity	$12,578,813	$12,727,835

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(Unaudited)

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2015	2014	2015	2014

(In thousands, except per share information)

Interest and dividend income:
Loans	$139,880	$144,241	$279,224	$289,084
Investment securities	11,242	13,728	23,846	28,956
Money market investments	510	454	1,047	954
Total interest income	151,632	158,423	304,117	318,994
Interest expense:
Deposits	16,980	19,466	34,674	39,765
Securities sold under agreements to repurchase	5,388	6,430	11,781	12,798
Advances from FHLB	944	833	1,878	1,657
Notes payable and other borrowings	1,843	1,787	3,660	3,547
Total interest expense	25,155	28,516	51,993	57,767
Net interest income	126,477	129,907	252,124	261,227
Provision for loan and lease losses	74,266	26,744	107,236	58,659
Net interest income after provision for loan and lease losses	52,211	103,163	144,888	202,568
Non-interest income:
Service charges on deposit accounts	5,219	4,222	9,774	8,349
Mortgage banking activities	4,763	3,036	8,381	6,404
Net gain on sale of investments	-	291	-	291
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	(29,521)	-	(29,521)	-
Noncredit-related impairment portion on debt securities not expected to be sold
(recognized in other comprehensive income)	16,424	-	16,268	-
Net impairment losses on available-for-sale debt securities	(13,097)	-	(13,253)	-
Equity in loss of unconsolidated entity	-	(670)	-	(7,280)
Insurance commission income	1,522	1,467	4,544	4,038
Bargain purchase gain	-	-	13,443	-
Other non-interest income	8,263	7,585	16,510	15,479
Total non-interest income	6,670	15,931	39,399	27,281
Non-interest expenses:
Employees' compensation and benefits	37,945	34,793	73,599	67,691
Occupancy and equipment	15,059	14,482	29,408	28,800
Business promotion	3,934	4,142	6,802	8,115
Professional fees	19,005	11,955	34,223	22,448
Taxes, other than income taxes	3,131	4,504	6,132	9,079
Insurance and supervisory fees	6,796	10,784	13,656	21,774
Net loss on other real estate owned (OREO) and OREO operations	4,874	6,778	7,502	12,615
Credit and debit card processing expenses	3,945	3,882	7,902	7,706
Communications	2,045	1,894	3,653	3,773
Other non-interest expenses	6,065	4,931	11,650	8,929
Total non-interest expenses	102,799	98,145	194,527	190,930
(Loss) income before income taxes	(43,918)	20,949	(10,240)	38,919
Income tax benefit (expense)	9,844	276	1,812	(611)
Net (loss) income	$(34,074)	$21,225	$(8,428)	$38,308
Net (loss) income attributable to common stockholders	$(34,074)	$22,505	$(8,428)	$39,967
Net (loss) earnings per common share:
Basic	$(0.16)	$0.11	$(0.04)	$0.19
Diluted	$(0.16)	$0.11	$(0.04)	$0.19
Dividends declared per common share	$-	$-	$-	$-

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Quarter Ended		Six-Month Period Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
(In thousands)
Net (loss) income	$(34,074)	$21,225	$(8,428)	$38,308
Available-for-sale debt securities on which an other-than-temporary impairment has been recognized:
Subsequent unrealized gain on debt securities on which an
other-than-temporary impairment has been recognized	683	274	1,372	1,187
Reclassification adjustment for other-than-temporary impairment
on debt securities included in net income	13,097	-	13,253	-
All other unrealized holding (losses) gains arising
during the period	(23,948)	27,807	(17,653)	49,433
Reclassification adjustments for net gain included in net income	-	(291)	-	(291)
Other comprehensive (loss) income for the period, net of tax	(10,168)	27,790	(3,028)	50,329
Total comprehensive (loss) income	$(44,242)	$49,015	$(11,456)	$88,637

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Six-Month Period Ended
	June 30,	June 30,
	2015	2014
(In thousands)
Cash flows from operating activities:
Net (loss) income	$(8,428)	$38,308
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	10,561	10,574
Amortization of intangible assets	2,491	2,488
Provision for loan and lease losses	107,236	58,659
Deferred income tax expense (benefit)	2,683	(1,352)
Stock-based compensation	3,043	1,960
Gain on sales of investments, net	-	(291)
Bargain purchase gain	(13,443)	-
Other-than-temporary impairments on debt securities	13,253	-
Equity in loss of unconsolidated entity	-	7,280
Unrealized gain on derivative instruments	(182)	(173)
Gain on sales of premises and equipment and other assets	(178)	(32)
Net gain on sales of loans	(3,157)	(3,868)
Net amortization/accretion of premiums, discounts and deferred loan fees and costs	(2,217)	(1,564)
Originations and purchases of loans held for sale	(213,586)	(141,099)
Sales and repayments of loans held for sale	210,394	157,964
Amortization of broker placement fees	2,504	3,501
Net amortization/accretion of premium and discounts on investment securities	3,803	869
(Increase) decrease in accrued income tax payable	(5,937)	5,013
Decrease in accrued interest receivable	313	1,920
Increase in accrued interest payable	1,737	2,449
Decrease in other assets	5,310	12,480
Increase (decrease) in other liabilities	16,523	(4,940)
Net cash provided by operating activities	132,723	150,146

Cash flows from investing activities:
Principal collected on loans	1,563,662	1,619,024
Loans originated and purchased	(1,442,407)	(1,582,527)
Proceeds from sales of loans held for investment	107,702	16,558
Proceeds from sales of repossessed assets	33,720	35,344
Proceeds from sales of available-for-sale securities	-	4,855
Purchases of available-for-sale securities	(158,932)	(88,493)
Proceeds from principal repayments and maturities of available-for-sale securities	141,226	114,277
Additions to premises and equipment	(6,161)	(13,689)
Proceeds from sale of premises and equipment and other assets	2,511	37
Net cash received from acquisition	217,659	-
Net purchases of other equity securities	(400)	(450)
Net cash provided by investing activities	458,580	104,936

Cash flows from financing activities:
Net decrease in deposits	(504,270)	(252,637)
Change in securities sold under agreements to repurchase	(200,000)	-
Net FHLB advances proceeds	-	20,000
Repurchase of outstanding common stock	(738)	(392)
Issuance costs of common stock issued in exchange for preferred stock Series A through E	-	(62)
Net cash used in financing activities	(705,008)	(233,091)

Net (decrease) increase in cash and cash equivalents	(113,705)	21,991
Cash and cash equivalents at beginning of period	796,108	655,671
Cash and cash equivalents at end of period	$682,403	$677,662

Cash and cash equivalents include:
Cash and due from banks	$462,934	$660,709
Money market instruments	219,469	16,953
	$682,403	$677,662
The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Six-Month Period Ended
	June 30,	June 30,
	2015	2014
(In thousands)

Preferred Stock:
Balance at beginning of period	$36,104	$63,047
Exchange of preferred stock- Series A through E	-	(26,943)
Balance at end of period	36,104	36,104

Common Stock outstanding:
Balance at beginning of period	21,298	20,707
Common stock issued as compensation	17	15
Common stock withheld for taxes	(12)	(7)
Common stock issued in exchange for Series A through E preferred stock	-	459
Common stock issued in exchange for trust preferred securities	85	-
Restricted stock grants	83	102
Restricted stock forfeited	(2)	-
Balance at end of period	21,469	21,276

Additional Paid-In-Capital:
Balance at beginning of period	916,067	888,161
Stock-based compensation	3,043	1,960
Common stock withheld for taxes	(726)	(385)
Common stock issued in exchange for Series A through E preferred stock	-	23,904
Reversal of issuance costs of Series A through E preferred stock exchanged	-	921
Issuance costs of common stock issued in exchange for Series A through E preferred stock	-	(62)
Common stock issued in exchange for trust preferred securities	5,543	-
Restricted stock grants	(83)	(102)
Common stock issued as compensation	(17)	(15)
Restricted stock forfeited	2	-
Balance at end of period	923,829	914,382

Retained Earnings:
Balance at beginning of period	716,625	322,679
Net (loss) income	(8,428)	38,308
Excess of carrying amount of Series A though E preferred stock exchanged over fair value of new
shares of common stock	-	1,659
Balance at end of period	708,197	362,646

Accumulated Other Comprehensive Income (Loss), net of tax:
Balance at beginning of period	(18,351)	(78,736)
Other comprehensive (loss) income, net of tax	(3,028)	50,329
Balance at end of period	(21,379)	(28,407)

Total stockholders' equity	$1,668,220	$1,306,001

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

The results of operations for the quarter and six-month period ended June 30, 2015 are not necessarily indicative of the results to be expected for the entire year.

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

In May 2014, the FASB updated the Codification to create a new, principle-based revenue recognition framework. The Update is the culmination of efforts by the FASB and the International Accounting Standards Board to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance describes a 5-step process entities can apply to achieve the core principle of revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information. The new framework is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those reporting periods, as a result of the FASB’s recent amendment to the standard to defer the effective date by one year.  Early adoption is permitted for interim periods beginning after December 15, 2016. The Corporation is currently evaluating the impact that the adoption of this guidance will have on the presentation and disclosures in its financial statements.

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

In May 2015, the FASB updated the Codification to provide guidance in disclosures for investments in certain entities that calculate net asset value (NAV) per share (or its equivalent). This Update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and modifies certain disclosure requirements. This guidance is effective for interim and annual reporting periods in fiscal years beginning after December 31, 2015, and requires retrospective adoption. Early adoption is permitted. The adoption of this pronouncement is not expected to have an impact on the Corporation’s consolidated financial statements.

NOTE 2 – BUSINESS COMBINATION

On February 27, 2015, FirstBank acquired 10 Puerto Rico branches of Doral Bank, assumed $522.7 million in deposits related to such branches, acquired approximately $324.8 million in principal balance of loans, primarily residential mortgage loans, acquired $5.5 million of property, plant and equipment and received $217.7 million of cash, through an alliance with Banco Popular of Puerto Rico (“Popular”), who was the successful lead bidder with the FDIC on the failed Doral Bank, as well as other co-bidders (the “Doral Bank Transaction”). This transaction solidified FirstBank as the second largest bank in Puerto Rico, enhanced FirstBank’s presence in geographical areas in Puerto Rico with growth potential for deposits and mortgage originations, two of the main business strategies of FirstBank, and provides a stable source of low-cost deposits that are expected to support and enhance future growth activities.

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

The application of the acquisition-method of accounting resulted in a bargain purchase gain of $13.4 million, which is included in non-interest income in the Corporation’s consolidated statement of (loss) income for the six-month period ended June 30, 2015, and a core deposit intangible of $5.8 million. The net after-tax gain of $8.2 million represents the excess of the estimated fair value of the assets acquired (including cash payments received from the FDIC) over the estimated fair value of the liabilities assumed and is influenced significantly by the FDIC-assisted transaction process.

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

The Corporation evaluated the residential mortgage loans acquired and determined that $227.9 million are non-credit impaired purchased loans, which have been accounted for in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs, and were recorded with a premium of $1.3 million. The remaining approximately $93.3 million of residential mortgage loans were considered purchased credit impaired loans within the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, and were recorded with a $13.4 million discount. These purchased credit impaired loans will recognize interest income through accretion of the difference between the fair value of the loans and the expected cash flows.

Core deposit intangible – This intangible asset represents the value of the relationships that Doral Bank had with its deposit customers. The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base, and the net maintenance cost attributable to customer deposits. The Corporation recorded at acquisition $5.8 million of core deposit intangible.

Deposits – The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition, equal the amounts payable on demand at the acquisition date.  The fair value adjustment of $0.8 million was applied for time deposits because the estimated weighted average interest rate of the assumed certificates of deposits was estimated to be above the current market rates.

ASC Topic 805 requires the measurement of all recognized assets acquired and liabilities assumed in a business combination at their acquisition-date fair values. Accordingly, the Corporation initially recorded amounts for the fair values of the assets acquired and liabilities assumed based on the best information available at the acquisition date. The Corporation may retrospectively adjust these amounts to reflect new information obtained during the measurement period (not to exceed 12 months) about facts and circumstances that existed as of the acquisition date that, if known, would have affected the acquisition-date fair value measurements. Any retrospective adjustments to acquisition date fair values will affect the bargain purchase gain recognized. During the first half of 2015, the Corporation incurred $11.2 million of expenses related to loan and deposit accounts acquired from Doral, of which $4.6 million represents acquisition and conversion costs that are considered non-recurring in nature and $3.6 million represents interim servicing costs until the completion in May 2015 of the conversion to the FirstBank systems. These expenses are primarily included as part of professional fees in the consolidated statement of income (loss).

The Corporation’s operating results for the six-month period ended June 30, 2015 include the operating results of the acquired assets and assumed liabilities subsequent to the acquisition date. The Corporation also considered the pro forma requirements of ASC 805 and deemed it not necessary to provide pro forma financial information pursuant to that standard for the Doral Bank transaction as it was not material to the Corporation.

NOTE 3 – EARNINGS PER COMMON SHARE

The calculations of earnings (losses) per common share for the quarters and six-month periods ended June 30, 2015 and 2014 are as follows:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2015	2014	2015	2014

	(In thousands, except per share information)

Net (loss) income	$(34,074)	$21,225	$(8,428)	$38,308
Favorable impact from issuing common stock in
exchange for Series A through E preferred stock (1)	-	1,280	-	1,659
Net (loss) income attributable to common stockholders	$(34,074)	$22,505	$(8,428)	$39,967
Weighted-Average Shares:
Average common shares outstanding	211,247	208,202	210,968	206,974
Average potential dilutive common shares	-	1,942	-	1,543
Average common shares outstanding- assuming dilution	211,247	210,144	210,968	208,517
(Loss) earnings per common share:
Basic	$(0.16)	$0.11	$(0.04)	$0.19
Diluted	$(0.16)	$0.11	$(0.04)	$0.19

(1)	Excess of carrying amount of the Series A through E preferred stock exchanged over the fair value of new common shares issued in the second quarter and first half of 2014.

Earnings (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares issued and outstanding. Net income (loss) attributable to common stockholders represents net income (loss) adjusted for any preferred stock dividends, including any dividends declared, and any cumulative dividends related to the current dividend period that have not been declared as of the end of the period. For the quarter and six-month period ended June 30, 2014, net income attributable to common stockholders includes the one-time effect on retained earnings of the issuance of common stock in exchange for Series A through E preferred stock. These transactions are discussed in Note 19 to the unaudited consolidated financial statements. Basic weighted average common shares outstanding excludes unvested shares of restricted stock.

    Potential common shares consist of common stock issuable under the assumed exercise of stock options, unvested shares of restricted stock, and outstanding warrants using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from the exercise, in addition to the amount of compensation cost attributable to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options, unvested shares of restricted stock, and outstanding warrants that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share. Stock options not included in the computation of outstanding shares because they were antidilutive amounted to 69,848 and 82,575 for the quarters and six-month periods ended June 30, 2015 and 2014, respectively. Warrants outstanding to purchase 1,285,899 shares of common stock and 2,939,794 unvested shares of restricted stock were excluded from the computation of diluted earnings per share for the quarter and six-month period ended June 30, 2015 because the Corporation reported a net loss attributable to common stockholders for the periods and their inclusion would have an antidilutive effect.

NOTE 4 – STOCK-BASED COMPENSATION

 As of January 21, 2007, the Corporation’s 1997 stock option plan expired and no additional awards could be granted under that plan. All outstanding awards granted under this plan have continued in full force and effect since then, subject to their original terms.

The activity of stock options granted under the 1997 stock option plan for the six-month period ended June 30, 2015 is set forth below:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(Years)	(In thousands)
Beginning of period outstanding and
exercisable	82,575	$187.75
Options expired	(11,395)	358.80
Options cancelled	(1,332)	164.10
End of period outstanding and exercisable	69,848	$160.30	1.1	$-

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

Under the Omnibus Plan, during the first half of 2015, 30,068 shares of restricted stock were awarded to one of the Corporation’s independent directors subject to vesting periods that range from 1 to 5 years. In addition, during the first half of 2015, the Corporation issued 793,964 shares of restricted stock that will vest based on the employees’ continued service with the Corporation. For 40,000 of the 793,964 shares awarded to employees, the requisite service period was three months and already vested in 2015. For the remaining 753,964 shares granted to employees, fifty percent (50%) of those shares vest in two years from the grant date and the remaining 50% vest in three years from the grant date. Included in those 753,964 shares of restricted stock are 615,464 shares granted to certain senior officers consistent with the requirements of the Troubled Asset Relief Program (“TARP”) Interim Final Rule, which permit TARP recipients to grant “long-term restricted stock” without violating the prohibition on paying or accruing a bonus payment  provided that: (i) the value of the grant may not exceed one-third of the amount of the employee’s annual compensation, (ii) no portion of the grant may vest before two years after the grant date, and (iii) the grant must be subject to a further restriction on transfer or payment as described below. Specifically, the stock that has otherwise vested may not become transferable at any time earlier than as permitted under the schedule set forth by TARP, which is based on the repayment in 25% increments of the aggregate financial assistance received, from the U.S. Department of Treasury (the “U. S. Treasury”). Hence, notwithstanding the vesting period mentioned above, the employees covered by TARP restrictions are restricted from transferring the shares. The U.S. Treasury confirmed that, effective March 2014, it has recovered more than a 25% of its investment in First BanCorp. Therefore, the restriction on transfer relating to 25% of the shares granted under TARP requirements was released.

    The fair value of the shares of restricted stock granted in 2015 was based on the market price of the Corporation’s outstanding common stock on the date of the grant. For the 615,464 shares of restricted stock granted under the TARP requirements, the market price was discounted to account for TARP transferability restrictions. For purposes of determining the awards’ fair value, the Corporation estimated an appreciation of 14% in the value of the common stock using the Capital Asset Pricing Model as a basis of what would be a market participant’s expected return on the Corporation’s stock and assumed that the Treasury would hold the common stock of the Corporation that it currently owns for a period not to exceed one year, resulting in a fair value of $3.18 for restricted shares granted under the TARP requirements. Also, the Corporation uses empirical data to estimate employee termination; separate groups of employees that have similar historical exercise behavior were considered separately for valuation purposes.

    The following table summarizes the restricted stock activity in 2015 under the Omnibus Plan for both executive officers covered by the TARP requirements and other employees as well as for independent directors:

	Six-Month Period Ended
	June 30, 2015

	Number of shares	Weighted-Average
	of restricted	Grant Date
	stock	Fair Value

Non-vested shares at beginning of year	2,327,156	$3.39
Granted	824,032	3.93
Forfeited	(17,500)	5.48
Vested	(193,894)	5.07
Non-vested shares at June 30, 2015	2,939,794	$3.42

   For the quarter and six-month period ended June 30, 2015, the Corporation recognized $1.0 million and $2.0 million, respectively, of stock-based compensation expense related to restricted stock awards, compared to $0.8 million and $1.2 million for the same periods in 2014. As of June 30, 2015, there was $5.1 million of total unrecognized compensation cost related to nonvested shares of restricted stock. The weighted average period over which the Corporation expects to recognize such cost is 2.2 years.

   During the second quarter of 2014, the Corporation awarded to its independent directors 210,840 shares of restricted stock that vest ratably over a 5-year period. In addition, during the first half of 2014, the Corporation issued 810,138 shares of restricted stock that will vest based on the employees’ continued service with the Corporation. Fifty percent (50%) of those shares vest in two years from the grant date and the remaining 50% vest in three years from the grant date. Included in those 810,138 shares of restricted stock are 653,138 shares granted to certain senior officers consistent with the requirements of TARP. The employees covered by TARP are restricted from transferring the shares, subject to certain conditions as explained above.

   The fair value of the shares of restricted stock granted in the first six months of 2014 was based on the market price of the Corporation’s outstanding common stock on the date of the grant. For the 653,138 shares of restricted stock granted under the TARP requirements, the market price was discounted due to postvesting restrictions. For purposes of computing the discount, the Corporation estimated an appreciation of 16% in the value of the common stock using the Capital Asset Pricing Model as a basis of what would be a market participant’s expected return on the Corporation’s stock and assumed that the U.S. Treasury would hold the common stock of the Corporation that it owned as of the date of the grants for an additional two years, resulting in a fair value of $2.63 for restricted shares granted under the TARP requirements.

Stock-based compensation accounting guidance requires the Corporation to develop an estimate of the number of share-based awards that will be forfeited due to employee or director turnover. Quarterly changes in the estimated forfeiture rate may have a significant effect on share-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period in which the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease in the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase in the expense recognized in the financial statements. When unvested options or shares of restricted stock are forfeited, any compensation expense previously recognized on the forfeited awards is reversed in the period of the forfeiture.  Approximately $36 thousand and $5 thousand of compensation expense was reversed during the first half of 2015 and 2014, respectively, related to forfeited awards.

   Also, under the Omnibus Plan, effective April 1, 2013, the Corporation’s Board of Directors determined to increase the salary amounts paid to certain executive officers primarily by paying the increased salary amounts in the form of shares of the Corporation’s common stock, instead of cash. During the first half of 2015, the Corporation issued 168,265 shares of common stock with a weighted average market value of $6.20 as salary stock compensation. This resulted in a compensation expense of $1.0 million recorded in the first half of 2015.

For the first half of 2015, the Corporation withheld 56,486 shares from the common stock paid to certain senior officers as additional compensation and 61,372 shares of restricted stock that vested during the first quarter of 2015, to cover employees’ payroll and income tax withholding liabilities; these shares are held as treasury shares. The Corporation paid any fractional share of salary stock that the officer was entitled to in cash. In the consolidated financial statements, the Corporation treats shares withheld for tax purposes as common stock repurchases.

NOTE 5 – INVESTMENT SECURITIES

Investment Securities Available for Sale

 The amortized cost, non-credit loss component of other-than-temporary impairment (“OTTI”) recorded in other comprehensive income (“OCI”), gross unrealized gains and losses recorded in OCI, approximate fair value, and weighted average yield of investment securities available for sale by contractual maturities as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI			Fair value	Weighted average yield%
			Gross Unrealized
			gains	losses
	(Dollars in thousands)

U.S. Treasury securities:
After 1 to 5 years	7,542	-	-	4	7,538	0.57

Obligations of U.S.
government-sponsored
agencies:
After 1 to 5 years	296,226	-	333	2,152	294,407	1.31
After 5 to 10 years	119,563	-	108	1,647	118,024	1.93

Puerto Rico government
obligations:
After 1 to 5 years	28,488	11,245	-	-	17,243	4.49
After 5 to 10 years	865	-	-	-	865	5.20
After 10 years	23,343	5,420	24	1,478	16,469	5.36

United States and Puerto Rico
government obligations	476,027	16,665	465	5,281	454,546	1.85

Mortgage-backed securities:
FHLMC certificates:
After 1 to 5 years	397	-	40	-	437	4.95
After 10 years	311,364	-	1,781	2,019	311,126	2.15
	311,761	-	1,821	2,019	311,563	2.16

GNMA certificates:
Due within one year	14	-	-	-	14	3.36
After 1 to 5 years	138	-	8	-	146	4.23
After 5 to 10 years	72,606	-	3,074	-	75,680	3.56
After 10 years	248,554	-	16,106	26	264,634	3.90
	321,312	-	19,188	26	340,474	3.82
FNMA certificates:
After 1 to 5 years	3,285	-	110	-	3,395	3.37
After 5 to 10 years	21,804	-	480	270	22,014	2.74
After 10 years	805,202	-	6,929	8,050	804,081	2.33
	830,291	-	7,519	8,320	829,490	2.35

Other mortgage pass-through
trust certificates:
Over 5 to 10 years	104	-	-	-	104	7.26
After 10 years	39,778	10,372	-	-	29,406	2.18
	39,882	10,372	-	-	29,510	2.18
Total mortgage-backed
securities	1,503,246	10,372	28,528	10,365	1,511,037	2.62

Other
After 1 to 5 years	100	-	-	-	100	1.50

Total investment securities
available for sale	$1,979,373	$27,037	$28,993	$15,646	$1,965,683	2.43

	December 31, 2014
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI			Fair value	Weighted average yield%
			Gross Unrealized
			gains	losses

U.S. Treasury securities:
Due within one year	$7,498	$-	$1	$-	$7,499	0.11

Obligations of U.S.
government-sponsored
agencies:
After 1 to 5 years	260,889	-	42	4,219	256,712	1.22
After 5 to 10 years	78,234	-	246	2,077	76,403	1.72

Puerto Rico government
obligations:
After 1 to 5 years	39,827	-	-	12,419	27,408	4.49
After 5 to 10 years	886	-	1	-	887	5.20
After 10 years	20,498	-	-	5,571	14,927	5.83

United States and Puerto Rico
government obligations	407,832	-	290	24,286	383,836	1.86

Mortgage-backed securities:
FHLMC certificates:
After 10 years	315,311	-	1,743	1,260	315,794	2.17

GNMA certificates:
After 1 to 5 years	39	-	1	-	40	3.26
After 5 to 10 years	17,108	-	501	-	17,609	3.65
After 10 years	338,842	-	20,957	-	359,799	3.83
	355,989	-	21,459	-	377,448	3.83
FNMA certificates:
After 1 to 5 years	4,160	-	181	-	4,341	3.40
After 5 to 10 years	9,584	-	521	5	10,100	3.49
After 10 years	837,597	-	7,756	4,854	840,499	2.36
	851,341	-	8,458	4,859	854,940	2.37

Other mortgage pass-through
trust certificates:
Over 5 to 10 years	111	-	1	-	112	7.27
After 10 years	45,677	12,141	-	-	33,536	2.17
	45,788	12,141	1	-	33,648	2.17
Total mortgage-backed
securities	1,568,429	12,141	31,661	6,119	1,581,830	2.66

Total investment securities
available for sale	$1,976,261	$12,141	$31,951	$30,405	$1,965,666	2.49

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

   The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2015 and December 31, 2014. The tables also include debt securities for which an OTTI was recognized and only the amount related to a credit loss was recognized in earnings. Unrealized losses for which OTTI had been recognized have been reduced by any subsequent recoveries in fair value.

	As of June 30, 2015
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities:
Puerto Rico government obligations	$-	$-	$29,434	$18,143	$29,434	$18,143
U.S. Treasury and U.S. government
agencies obligations	56,971	191	210,580	3,612	267,551	3,803
Mortgage-backed securities:
FNMA	429,411	6,503	95,932	1,817	525,343	8,320
FHLMC	153,197	1,700	20,561	319	173,758	2,019
GNMA	1,052	26	-	-	1,052	26
Other mortgage pass-through trust
certificates	-	-	29,406	10,372	29,406	10,372
	$640,631	$8,420	$385,913	$34,263	$1,026,544	$42,683

	As of December 31, 2014
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities:
Puerto Rico government obligations	$-	$-	$42,335	$17,990	$42,335	$17,990
U.S. government agencies obligations	46,436	74	257,996	6,222	304,432	6,296
Mortgage-backed securities:
FNMA	2,038	5	541,642	4,854	543,680	4,859
FHLMC	-	-	135,277	1,260	135,277	1,260
Other mortgage pass-through trust
certificates	-	-	33,536	12,141	33,536	12,141
	$48,474	$79	$1,010,786	$42,467	$1,059,260	$42,546

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

     Debt securities issued by U.S. government agencies, government-sponsored entities and the Treasury accounted for approximately 97% of the total available-for-sale portfolio as of June 30, 2015 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government. The Corporation’s assessment for OTTI was concentrated mainly on Puerto Rico Government debt securities, with an amortized cost of $52.7 million, and on private label mortgage-backed securities (“MBS”) with an amortized cost of $39.8 million for which credit losses are evaluated on a quarterly basis. The Corporation considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

•         The length of time and the extent to which the fair value has been less than the amortized cost basis;

•         Any adverse change to the credit conditions and liquidity of the issuer, taking into consideration the latest information available about the overall financial condition of the issuer, credit ratings, recent legislation and government actions affecting the issuer’s industry and actions taken by the issuer to deal with the present economic climate;

•         Changes in the near term prospects of the underlying collateral of a security, if any, such as changes in default rates, loss severity given default, and significant changes in prepayment assumptions; and

•         The level of cash flows generated from the underlying collateral, if any, supporting the principal and interest payments of the debt securities.

The Corporation recorded OTTI losses on available-for-sale debt securities as follows:

	Quarter ended		Six-Month Period Ended
	June 30,		June 30,
	2015	2014	2015	2014
(In thousands)
Total other-than-temporary impairment losses	$(29,521)	$-	$(29,521)	$-
Noncredit-related impairment portion recognized in OCI	16,665		16,665
Portion of other-than-temporary impairment losses previously recognized in OCI	(241)	-	(397)	-
Net impairment losses recognized in earnings (1)	$(13,097)	$-	$(13,253)	$-

(1)

Approximately $12.9 million of the credit impairment recognized in earnings consisted of credit losses on Puerto Rico Government debt securities and $0.2 million was associated with credit losses on private label MBS.

The following tables summarize the roll-forward of credit losses on debt securities held by the Corporation for which a portion of an OTTI is recognized in OCI:

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments	Credit impairments
		recognized in earnings	recognized in earnings on
	March 31, 2015	on securities not	securities that have been	June 30, 2015
	Balance	previously impaired	previously impaired	Balance
(In thousands)
Available for sale securities
Puerto Rico government obligations	$-	$12,856	$-	$12,856
Private label MBS	5,933	-	241	6,174
Total OTTI credit losses for available-for-sale
debt securities	$5,933	$12,856	$241	$19,030

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments	Credit impairments
	December 31,	recognized in earnings	recognized in earnings on
	2014	on securities not	securities that have been	June 30, 2015
	Balance	previously impaired	previously impaired	Balance
(In thousands)
Available for sale securities
Puerto Rico government obligations	$-	$12,856	$-	$12,856
Private label MBS	5,777	-	397	6,174
Total OTTI credit losses for available-for-sale
debt securities	$5,777	$12,856	$397	$19,030

Cumulative OTTI credit losses recognized in earnings on securities still held

		Credit impairments	Credit impairments
		recognized in earnings	recognized in earnings on
	March 31, 2014	on securities not	securities that have been	June 30, 2014
	Balance	previously impaired	previously impaired	Balance
(In thousands)
Available for sale securities
Private label MBS	$5,389	$-	$-	$5,389

Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments	Credit impairments
	December 31,	recognized in earnings	recognized in earnings on
	2013	on securities not	securities that have been	June 30, 2014
	Balance	previously impaired	previously impaired	Balance
(In thousands)
Available for sale securities
Private label MBS	$5,389	$-	$-	$5,389

As of June 30, 2015, the Corporation owns Puerto Rico Government debt securities in the aggregate amount of $52.7 million (net of a $12.9 million OTTI), carried on its books at a fair value of $34.6 million. During the six-month period ended June 30, 2015, the fair value of these obligations decreased by $13.0 million. In February and March 2014, Standard & Poor’s (“S&P”), Moody’s Investor Service (“Moody’s”) and Fitch Ratings (“Fitch”) downgraded the Commonwealth of Puerto Rico general obligations bonds and other obligations of Puerto Rico instrumentalities to non-investment grade categories. In June and July 2015, the three major credit rating agencies downgraded Puerto Rico’s general obligation debt further into non-investment grade after the government’s recent announcements about concerns on its ability to pay its financial obligations. The issuers of Puerto Rico government and agencies bonds held by the Corporation have not defaulted, and the contractual payments on these securities have been made as scheduled. However, in August 2015 there was a payment default to creditors of the Public Finance Corporation, a government public corporation.

As of June 30, 2015, in consideration of the latest available information about the Puerto Rico Government’s financial condition, including the Government’s June 2015 statements as to its intentions to restructure its outstanding bond obligations, the Corporation applied a discounted cash flow analysis to its Puerto Rico Government debt securities in order to calculate the cash flows expected to be collected and to determine if any portion of the decline in market value of these securities was considered a credit-related other-than-temporary impairment.  The analysis derives an estimate of value based on the present value of risk-adjusted cash flows of the underlying securities and included the following components:

•         The contractual future cash flows of the bonds are projected based on the key terms as set forth in the official statements for each security. Such key terms include, among others, the interest rate, amortization schedule, if any, and maturity date.

•         The risk-adjusted cash flows are calculated based on a probability of default analysis and recovery rate assumptions, including the weighting of different scenarios of ultimate recovery, considering the credit rating of each security. Constant monthly default rates are assumed throughout the life of the bonds, which are based on the respective security's credit rating as of the date of the analysis.

•         The adjusted future cash flows are then discounted at the original effective yield of each investment based on the purchase price and expected risk-adjusted future cash flows as of the purchase date of each investment.

    The discounted risk-adjusted cash flow analysis for three of the bonds held by the Corporation as part of its available-for-sale securities portfolio resulted in a cumulative default probability in the range of 68% to 70% (weighted-average of 70%), thus reflecting that it is more likely than not that these three bonds will default during their remaining terms. Based on this analysis, the Corporation determined that it is unlikely to receive all the remaining contractual interest and principal amounts when due on these bonds and recorded a $12.9 million other-than-temporary credit-related impairment assuming recovery rates ranging from 50% to 82% (weighted-average of 64%).

The Corporation does not have the intention to sell the securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs; as such, only the credit loss component was reflected in earnings. Given the significant uncertainty of a debt restructuring process, the Corporation cannot be certain that future impairment charges will not be required against these securities.

In addition, during the first half of 2015, the Corporation recorded a $0.4 million credit-related impairment loss associated with private label MBS, which are collateralized by fixed-rate mortgages on single-family residential properties in the United States. The interest rate on these private-label MBS is variable, tied to 3-month LIBOR and limited to the weighted-average coupon of the underlying collateral. The underlying mortgages are fixed-rate single-family loans with original high FICO scores (over 700) and moderate original loan-to-value ratios (under 80%), as well as moderate delinquency levels.

Based on the expected cash flows derived from the model, and since the Corporation does not have the intention to sell the securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs, only the credit loss component was reflected in earnings.  Significant assumptions in the valuation of the private label MBS were as follows:

	June 30, 2015		December 31, 2014
	Weighted		Weighted
	Average	Range	Average	Range

Discount rate	14.5%	14.5%	14.5%	14.5%
Prepayment rate	29%	17.37%-100.00%	32%	19.89%-100.00%
Projected Cumulative Loss Rate	6.9%	0.16%-80.00%	7.9%	0.64%-80.00%

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

As of June 30, 2015 and December 31, 2014, the Corporation had investments in FHLB stock with a book value of $25.4 million and $25.5 million, respectively. The net realizable value is a reasonable proxy for the fair value of these instruments. Dividend income from FHLB stock for each of the quarters ended June 30, 2015 and 2014, was $0.3 million and for each of the six-month periods ended June 30, 2015 and 2014 was $0.6 million.

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

    The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities as of June 30, 2015 and December 31, 2014 was $0.7 million and $0.3 million, respectively.

NOTE 7 – LOANS HELD FOR INVESTMENT

 The following table provides information about the loan portfolio held for investment:

	June 30,	December 31,
	2015	2014
(In thousands)
Residential mortgage loans, mainly secured by first mortgages	$3,327,350	$3,011,187
Commercial loans:
Construction loans	120,848	123,480
Commercial mortgage loans	1,518,151	1,665,787
Commercial and Industrial loans (1)	2,352,111	2,479,437
Total commercial loans	3,991,110	4,268,704
Finance leases	228,280	232,126
Consumer loans	1,670,935	1,750,419
Loans held for investment	9,217,675	9,262,436
Allowance for loan and lease losses	(221,518)	(222,395)
Loans held for investment, net	$8,996,157	$9,040,041

(1)

As of June 30, 2015 and December 31, 2014, includes $1.0 billion and $1.1 billion, respectively, of commercial loans that are secured by real estate but are not dependent upon the real estate for repayment.

Loans held for investment on which accrual of interest income had been discontinued as of the indicated dates were as follows:

(In thousands)	June 30,	December 31,
	2015	2014
Non-performing loans:
Residential mortgage	$175,035	$180,707
Commercial mortgage	95,088	148,473
Commercial and Industrial	143,935	122,547
Construction:
Land	12,877	15,030
Construction-residential	3,241	14,324
Consumer:
Auto loans	17,689	22,276
Finance leases	3,257	5,245
Other consumer loans	12,451	15,294
Total non-performing loans held for investment (1) (2) (3)	$463,573	$523,896

(1)	As of June 30, 2015 and December 31, 2014, excludes $48.0 million and $54.6 million, respectively, of non-performing loans held for sale.
(2)

Amount excludes purchased-credit impaired ("PCI") loans with a carrying value of approximately $178.5 million and $102.6 million as of June 30, 2015 and December 31, 2014, respectively, primarily mortgage loans acquired from Doral Bank in the first quarter of 2015 and second quarter of 2014, as further discussed below.  These loans are not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using an estimated cash flow analysis.

(3)

Non-performing loans exclude $400.8 million and $494.6 million of Trouble Debt Restructuring ("TDR") loans that are in compliance with modified terms and in accrual status as of June 30, 2015 and December 31, 2014, respectively.

Loans in Process of Foreclosure

    As of June 30, 2015, the recorded investment of residential mortgage loans collateralized by residential real estate property that are in the process of foreclosure amounted to $157.0 million. The Corporation commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent in accordance with the guidelines of the Consumer Financial Protection Bureau (CFPB). Foreclosure procedures and timelines vary depending on whether the property is located in a judicial or non-judicial state. Judicial states (Puerto Rico) require the foreclosure to be processed through the state’s court while foreclosure in non-judicial states is processed without court intervention. Foreclosure timelines vary according to state law and Investor Guidelines. Occasionally foreclosures may be delayed due to mandatory mediations, bankruptcy, court delays and title issues, among other reasons.

The Corporation’s aging of the loans held for investment portfolio is as follows:
					Purchased Credit-Impaired Loans		Total loans held for investment	90 days past due and still accruing (2)
	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)	Total Past Due
As of June 30, 2015
(In thousands)						Current
Residential mortgage:
FHA/VA and other government-guaranteed loans (2) (3) (4)	$-	$7,849	$90,923	$98,772	$-	$50,068	$148,840	$90,923
Other residential mortgage loans (4)	-	86,553	193,275	279,828	175,234	2,723,448	3,178,510	18,240
Commercial:
Commercial and Industrial loans	43,946	18,387	176,473	238,806	-	2,113,305	2,352,111	32,538
Commercial mortgage loans (4)	-	21,990	128,567	150,557	3,260	1,364,334	1,518,151	33,479
Construction:
Land (4)	-	209	13,068	13,277	-	38,337	51,614	191
Construction-commercial (4)	-	-	-	-	-	39,142	39,142	-
Construction-residential (4)	-	-	3,241	3,241	-	26,851	30,092	-
Consumer:
Auto loans	76,736	19,045	17,689	113,470	-	882,678	996,148	-
Finance leases	10,282	2,754	3,257	16,293	-	211,987	228,280	-
Other consumer loans	9,334	5,359	15,399	30,092	-	644,695	674,787	2,948
Total loans held for investment	$140,298	$162,146	$641,892	$944,336	$178,494	$8,094,845	$9,217,675	$178,319
_____________
(1)

Includes non-performing loans and accruing loans which are contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges and fees until charged-off at 180 days.

(2)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $37.4 million of residential mortgage loans insured by the FHA or guaranteed by the VA, which are over 18 months delinquent, and are no longer accruing interest as of June 30, 2015.

(3)

As of June 30, 2015, includes $28.1 million of defaulted loans collateralizing Government National Mortgage Association ("GNMA") securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

(4)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the  Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears two or more monthly payments. FHA/VA government guaranteed loans, other residential mortgage loans, commercial mortgage loans, land loans, construction-commercial loans and construction-residential loans past due 30-59 days as of June 30, 2015 amounted to $10.3 million, $181.6 million, $16.2 million, $2.9 million, $5.2 million, and $3.1 million, respectively.

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

(4)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the  Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears two or more monthly payments.  FHA/VA government guaranteed loans, other residential mortgage loans, commercial mortgage loans, land loans and construction-residential loans past due 30-59 days as of December 31, 2014 amounted to $14.0 million, $189.1 million, $20.8 million, $0.8 million and $1.0 million, respectively.

The Corporation’s credit quality indicators by loan type as of June 30, 2015 and December 31, 2014 are summarized below:

	Commercial Credit Exposure-Credit Risk Profile Based on Creditworthiness category:
	Substandard	Doubtful	Loss	Total Adversely Classified (1)	Total Portfolio
June 30, 2015
(In thousands)
Commercial mortgage	$161,579	$117	$-	$161,696	$1,518,151
Construction:
Land	14,500	1	-	14,501	51,614
Construction-commercial	11,490	-	-	11,490	39,142
Construction-residential	3,241	-	-	3,241	30,092
Commercial and Industrial	218,604	896	523	220,023	2,352,111

	Commercial Credit Exposure-Credit Risk Profile Based on Creditworthiness category:
	Substandard	Doubtful	Loss	Total Adversely Classified (1)	Total Portfolio
December 31, 2014
(In thousands)
Commercial mortgage	$273,027	$897	$-	$273,924	$1,665,787
Construction:
Land	16,915	-	-	16,915	55,921
Construction-commercial	11,790	-	-	11,790	24,562
Construction-residential	13,548	776	-	14,324	42,997
Commercial and Industrial	234,926	4,884	801	240,611	2,479,437
_________
(1)

Excludes $48.0 million ($7.8 million land, $39.1 million construction-commercial, $0.9 million construction-residential and $0.2 million commercial mortgage) and $54.6 million ($7.8 million land, $39.1 million construction-commercial, $0.9 million construction-residential and $6.8 million commercial mortgage) as of June 30, 2015 and December 31, 2014, respectively, of non-performing loans held for sale.

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

June 30, 2015	Consumer Credit Exposure-Credit Risk Profile based on Payment activity
	Residential Real-Estate		Consumer
	FHA/VA/ Guaranteed (1)	Other residential loans	Auto	Finance Leases	Other Consumer
(In thousands)
Performing	$148,840	$2,828,241	$978,459	$225,023	$662,336
Purchased Credit-Impaired (2)	-	175,234	-	-	-
Non-performing	-	175,035	17,689	3,257	12,451
Total	$148,840	$3,178,510	$996,148	$228,280	$674,787

(1)

 It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $37.4 million of residential mortgage loans insured by the FHA or guaranteed by the VA, which are over 18 months delinquent, and are no longer accruing interest as of June 30, 2015.

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

      The following tables present information about impaired loans, excluding purchased credit-impaired loans, which are reported separately, as discussed below:

Impaired Loans
(In thousands)
					Quarter ended		Six-month Period Ended

					June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance	Year-To-Date Average Recorded Investment	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
As of June 30, 2015
With no related allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	69,148	79,066	-	70,366	167	249	253	359
Commercial:
Commercial mortgage loans	84,629	92,873	-	85,119	436	469	823	924
Commercial and Industrial Loans	30,020	32,406	-	30,393	7	249	14	449
Construction:
Land	-	-	-	-	-	-	-	-
Construction-commercial	-	-	-	-	-	-	-	-
Construction-residential	4,107	4,610	-	4,134	41	-	82	-
Consumer:
Auto loans	-	-	-	-	-	-	-	-
Finance leases	-	-	-	-	-	-	-	-
Other consumer loans	2,645	4,068	-	2,745	1	35	1	60
	$190,549	$213,023	$-	$192,757	$652	$1,002	$1,173	$1,792
With an allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	378,163	423,151	17,136	379,766	4,219	465	8,383	1,000
Commercial:
Commercial mortgage loans	46,114	61,162	6,711	48,006	128	88	236	257
Commercial and Industrial Loans	153,099	177,798	15,510	156,788	606	480	1,193	1,848
Construction:
Land	9,949	13,946	1,232	10,037	13	51	26	63
Construction-commercial	11,491	11,491	926	11,690	123	-	251	-
Construction-residential	643	853	98	644	-	-	-	-
Consumer:
Auto loans	18,805	18,805	6,501	19,730	357	-	694	-
Finance leases	2,381	2,381	184	2,401	44	-	92	-
Other consumer loans	13,622	13,892	1,620	14,119	1	719	1	1,072
	$634,267	$723,479	$49,918	$643,181	$5,491	$1,803	$10,876	$4,240
Total:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	447,311	502,217	17,136	450,132	4,386	714	8,636	1,359
Commercial:
Commercial mortgage loans	130,743	154,035	6,711	133,125	564	557	1,059	1,181
Commercial and Industrial Loans	183,119	210,204	15,510	187,181	613	729	1,207	2,297
Construction:
Land	9,949	13,946	1,232	10,037	13	51	26	63
Construction-commercial	11,491	11,491	926	11,690	123	-	251	-
Construction-residential	4,750	5,463	98	4,778	41	-	82	-
Consumer:
Auto loans	18,805	18,805	6,501	19,730	357	-	694	-
Finance leases	2,381	2,381	184	2,401	44	-	92	-
Other consumer loans	16,267	17,960	1,620	16,864	2	754	2	1,132
	$824,816	$936,502	$49,918	$835,938	$6,143	$2,805	$12,049	$6,032

(In thousands)

	Recorded Investments	Unpaid Principal Balance	Related Specific Allowance	Year-To-Date Average Recorded Investment
As of December 31, 2014
With no related allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	74,177	80,522	-	75,711
Commercial:
Commercial mortgage loans	109,271	132,170	-	113,674
Commercial and Industrial Loans	41,131	47,647	-	42,011
Construction:
Land	2,994	6,357	-	3,030
Construction-commercial	-	-	-	-
Construction-residential	7,461	10,100	-	8,123
Consumer:
Auto loans	-	-	-	-
Finance leases	-	-	-	-
Other consumer loans	3,778	5,072	-	3,924
	$238,812	$281,868	$-	$246,473
With an allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	350,067	396,203	10,854	357,129
Commercial:
Commercial mortgage loans	101,467	116,329	14,289	104,191
Commercial and Industrial Loans	195,240	226,431	21,314	198,930
Construction:
Land	9,120	12,821	794	10,734
Construction-commercial	11,790	11,790	790	11,867
Construction-residential	8,102	8,834	993	8,130
Consumer:
Auto loans	16,991	16,991	2,787	18,504
Finance leases	2,181	2,181	253	2,367
Other consumer loans	11,637	12,136	3,131	12,291
	$706,595	$803,716	$55,205	$724,143
Total:
FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	424,244	476,725	10,854	432,840
Commercial:
Commercial mortgage loans	210,738	248,499	14,289	217,865
Commercial and Industrial Loans	236,371	274,078	21,314	240,941
Construction:
Land	12,114	19,178	794	13,764
Construction-commercial	11,790	11,790	790	11,867
Construction-residential	15,563	18,934	993	16,253
Consumer:
Auto loans	16,991	16,991	2,787	18,504
Finance leases	2,181	2,181	253	2,367
Other consumer loans	15,415	17,208	3,131	16,215
	$945,407	$1,085,584	$55,205	$970,616

Interest income of approximately $9.1 million ($6.7 million accrual basis and $2.4 million cash basis) and $17.1 million ($13.1 million accrual basis and $4.0 million cash basis) was recognized on impaired loans for the second quarter and six-month period ended June 30, 2014, respectively.

The following tables show the activity for impaired loans and the related specific reserve for the quarters and six-month periods ended June 30, 2015 and 2014:

	Quarter Ended	Six-Month Period Ended
	June 30, 2015
	(In thousands)
Impaired Loans:
Balance at beginning of period	$954,981	$945,407
Loans determined impaired during the period	34,889	97,822
Charge-offs (1)	(70,813)	(82,528)
Loans sold, net of charge-offs	(66,699)	(67,836)
Increases to impaired loans-additional disbursements	1,597	2,116
Foreclosures	(10,234)	(20,186)
Loans no longer considered impaired	(3,287)	(13,185)
Paid in full or partial payments	(15,618)	(36,794)
Balance at end of period	$824,816	$824,816

(1)	Includes $63.9 million of charge-offs related to a bulk sale of assets, mostly comprised of non-performing and adversely classified commercial loans, further discussed below.

	Quarter Ended	Six-Month Period Ended

	June 30, 2014
	(In thousands)
Impaired Loans:
Balance at beginning of period	$879,388	$919,112
Loans determined impaired during the period	98,966	153,243
Charge-offs	(32,646)	(64,685)
Increases to impaired loans- additional disbursements	294	919
Foreclosures	(4,134)	(8,140)
Loans no longer considered impaired	(14,003)	(17,731)
Paid in full or partial payments	(19,007)	(73,860)
Balance at end of period	$908,858	$908,858

	Quarter Ended	Six-Month Period Ended
	June 30, 2015
	(In thousands)
Specific Reserve:
Balance at beginning of period	$62,140	$55,205
Provision for loan losses	53,707	72,357
Net charge-offs	(65,929)	(77,644)
Balance at end of period	$49,918	$49,918

	Quarter Ended	Six-Month Period Ended
	June 30, 2014
	(In thousands)
Specific Reserve:
Balance at beginning of period	$85,016	$102,601
Provision for loan losses	15,988	30,442
Net charge-offs	(32,646)	(64,685)
Balance at end of period	$68,358	$68,358

   Purchased Credit Impaired (“PCI”) Loans

   As described in Note 2, Business Combination, the Corporation acquired PCI loans as part of the Doral Bank transaction and in previously completed asset acquisitions, which are accounted under ASC 310-30. These previous transactions include the acquisition from Doral Financial in the second quarter of 2014 of all its rights, title and interest in first and second residential mortgages loans in full satisfaction of secured borrowings owed by such entity to FirstBank, and the acquisition in 2012 of a FirstBank-branded credit card loans portfolio from FIA Card Services (“FIA”).

    Under ASC 310-30, the acquired PCI loans were aggregated into pools based on similar characteristics (i.e. delinquency status, loan terms). Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Since the loans are accounted for by the Corporation under ASC 310-30, they are not considered non-performing and will continue to have an accretable yield as long as there is a reasonable expectation about the timing and amount of cash flows expected to be collected. The Corporation recognizes additional losses on this portfolio when it is probable that the Corporation will be unable to collect all cash flows expected as of the acquisition date plus additional cash flows expected to be collected arising from changes in estimates after the acquisition date.

The carrying amount of PCI loans follows:

	June 30,	December 31,
	2015	2014
(In thousands)
Residential mortgage loans	$175,234	$98,494
Commercial mortgage loans	3,260	3,393
Credit Cards	-	717
Total PCI loans	$178,494	$102,604
Allowance for loan losses	(3,164)	-
Total PCI loans, net of allowance for loan losses	$175,330	$102,604

The following tables present PCI loans by past due status as of June 30, 2015 and December 31, 2014:

As of June 30, 2015	30-59 Days	60-89 Days	90 days or more	Total Past Due		Total PCI loans
(In thousands)					Current
Residential mortgage loans (1)	$-	$16,775	$17,820	$34,595	$140,639	$175,234
Commercial mortgage loans (1)	-	-	408	408	2,852	3,260
Credit Cards	-	-	-	-	-	-
	$-	$16,775	$18,228	$35,003	$143,491	$178,494
_____________
(1)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the  Federal Reserve Board, residential mortgage and commercial mortgage loans are considered past due when the borrower is in arrears two or more monthly payments. PCI residential mortgage loans and commercial mortgage loans past due 30-59 days as of June 30, 2015 amounted to $31.5 million and $0.8 million, respectively.

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

The following table presents acquired loans from Doral Bank in the first quarter of 2015 accounted for pursuant to ASC310-30 as of the acquisition date:

(In thousands)
Contractually- required principal and interest	$166,947
Less: Nonaccretable difference	(48,739)
Cash flows expected to be collected	118,208
Less: Accretable yield	(38,319)
Fair value of loans acquired in 2015 (1)	$79,889
_________
(1)	Amounts are estimates based on the best information available at the acquisition date and adjustments in future quarters may occur up to one year from the date of acquisition.

 The cash flows expected to be collected consider the estimated remaining life of the underlying loans and include the effects of estimated prepayments.

Changes in accretable yield of acquired loans

Subsequent to acquisition, the Corporation is required to periodically evaluate its estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and nonaccretable difference or reclassifications from nonaccretable yield to accretable. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows due to further credit deterioration will generally result in an impairment charge recognized in the Corporation’s provision for loan and lease losses, resulting in an increase to the allowance for loan losses. During the second quarter of 2015, the Corporation established a $3.2 million reserve related to PCI loans acquired from Doral Financial in 2014. The reserve is driven by the revisions to the expected cash flows of the portfolio for the remaining term of the loan pool based on market conditions.

Changes in the accretable yield of PCI loans for the quarter and six-month period ended June 30, 2015 and 2014 were as follows:

	Quarter ended June 30, 2015	Quarter ended June 30, 2014	Six-month period ended June 30, 2015	Six-month period ended June 30, 2014
(In thousands)
Balance at beginning of period	$118,502	$-	$82,460	$-
Additions (accretable yield at acquisition
of loans from Doral)	-	86,759	38,319	86,759
Accretion recognized in earnings	(3,007)	(612)	(5,284)	(612)
Reclassification from non accretable	8,793	-	8,793	-
Balance at end of period	$124,288	$86,147	$124,288	$86,147

 The outstanding principal balance of PCI loans, including amounts charged off by the Corporation, amounted to $223.4 million as of June 30, 2015 (December 2014 - $135.5 million).

Changes in the carrying amount of loans accounted for pursuant to ASC 310-30 follows:
	Quarter Ended	Six-Month Period Ended
	June 30, 2015	June 30, 2015
(In thousands)
Balance at beginning of period	$181,114	$102,604
Additions (1)	-	79,889
Accretion	3,007	5,284
Collections and charge-offs	(5,627)	(9,283)
Ending balance	$178,494	$178,494
Allowance for loan losses	(3,164)	(3,164)
Ending balance, net of allowance for loan losses	$175,330	$175,330

(1)	Represents the estimated fair value of the PCI loans acquired from Doral at the date of acquisition.

Purchases and Sales of Loans

As described in Note 2, Business Combination, on February 27, 2015, FirstBank acquired $324.8 million in principal of loans, primarily residential mortgage loans through an alliance with other co-bidders on the failed Doral Bank, a portion of which was accounted for as PCI loans, as described above. Pursuant to the terms of the purchase and assumption agreement, FirstBank purchased the loans at an aggregate discount of 9.0%, or approximately $29 million, through an FDIC facilitated transaction. The transaction was accounted for under ASC Topic 820, which requires all recognized assets acquired and liabilities assumed in a business combination to be measured at their acquisition-date fair values. The fair value of the loans acquired in this transaction was $311.4 million at the acquisition date.

In addition, during the first half of 2015, the Corporation purchased $46.0 million of residential mortgage loans consistent with a strategic program established by the Corporation in 2005 to purchase ongoing residential mortgage loan production from mortgage bankers in Puerto Rico. Also, during the first half of 2015, the Corporation purchased a $21.1million participation in a commercial mortgage loan. Generally, the loans purchased from mortgage bankers were conforming residential mortgage loans. Purchases of conforming residential mortgage loans provide the Corporation the flexibility to retain or sell the loans, including through securitization transactions, depending upon the Corporation’s interest rate risk management strategies. When the Corporation sells such loans, it generally keeps the servicing of the loans.

In the ordinary course of business, the Corporation sells residential mortgage loans (originated or purchased) to GNMA and government-sponsored entities (“GSEs”) such as Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”), which generally securitize the transferred loans into mortgage-backed securities for sale into the secondary market. The Corporation sold approximately $75.5 million of performing residential mortgage loans to FNMA and FHLMC during the first half of 2015.  Also, during the first half of 2015, the Corporation sold $131.0 million of FHA/VA mortgage loans to GNMA, which package them into mortgage-backed securities. The Corporation’s continuing involvement in these loan sales consists primarily of servicing the loans. In addition, the Corporation agreed to repurchase loans when it breaches any of the representations and warranties included in the sale agreement. These representations and warranties are consistent with the GSEs’ selling and servicing guidelines (i.e., ensuring that the mortgage was properly underwritten according to established guidelines).

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

During the first half of 2015, the Corporation repurchased pursuant to its repurchase option with GNMA $6.3 million of loans previously sold to GNMA.  The principal balance of these loans is fully guaranteed and the risk of loss related to the repurchased loans is generally limited to the difference between the delinquent interest payment advanced to GNMA computed at the loan’s interest rate and the interest payments reimbursed by FHA, which are computed at a pre-determined debenture rate. Repurchases of GNMA loans allow the Corporation, among other things, to maintain acceptable delinquency rates on outstanding GNMA pools and remain as a seller and servicer in good standing with GNMA. The Corporation generally remediates any breach of representations and warranties related to the underwriting of such loans according to established GNMA guidelines without incurring losses. The Corporation does not maintain a liability for estimated losses as a result of breaches in representations and warranties.

Loan sales to FNMA and FHLMC are without recourse in relation to the future performance of the loans.  The Corporation repurchased at par loans previously sold to FNMA and FHLMC in the amount of $0.5 million during the first half of 2015. The Corporation’s risk of loss with respect to these loans is also minimal as these repurchased loans are generally performing loans with documentation deficiencies. No losses related to breaches of representations and warranties were incurred in the first half of 2015.  Historically, losses experienced on these loans have been immaterial. As a consequence, as of June 30, 2015, the Corporation does not maintain a liability for estimated losses on loans expected to be repurchased as a result of breaches in loan and servicer representations and warranties.

In addition, the Corporation sold a $20.0 million loan participation during the second quarter of 2015.

Bulk Sale of Assets

During the second quarter of 2015, the Corporation completed the sale of commercial and construction loans with a book value of $147.5 million ($90.7 million of commercial mortgage loans, $45.8 million of commercial and industrial, and $11.0 million of construction loans), comprised mostly of non-performing and adversely classified loans, as well as other real estate owned (“OREO”) with a book value of $2.9 million, in a cash transaction. The sale price of this bulk sale was $87.3 million. Approximately $15.3 million of reserves had been allocated to the loans. This transaction resulted in total charge-offs of $61.4 million and an incremental pre-tax loss of $48.7 million, including $0.9 million in professional service fees directly attributable to the bulk sale.

Loan Portfolio Concentration

    The Corporation’s primary lending area is Puerto Rico.  The Corporation’s banking subsidiary, First Bank, also lends in the USVI and BVI markets and in the United States (principally in the state of Florida).  Of the total gross loans held for investment of $9.2 billion as of June 30, 2015, approximately 82% have credit risk concentration in Puerto Rico, 11% in the United States, and 7% in the USVI and BVI.

    As of June 30, 2015, the Corporation had $340.0 million of credit facilities, excluding investment securities, granted to the Puerto Rico government, its municipalities and public corporations, of which $326.7 million was outstanding (book value of $325.8 million), compared to $308.0 million outstanding as of December 31, 2014. In addition, the outstanding balance of facilities granted to the government of the Virgin Islands amounted to $59.1 million as of June 30, 2015, compared to $57.7 million as of December 31, 2014.  Approximately $204.3 million of the granted credit facilities outstanding consisted of loans to municipalities in Puerto Rico. Municipal debt exposure is secured by ad valorem taxation without limitation as to rate or amount on all taxable property within the boundaries of each municipality. The good faith, credit, and unlimited taxing power of the applicable municipality have been pledged to the repayment of all outstanding bonds and notes. Approximately $23.3 million consisted of loans to units of the central government, and approximately $99.0 million ($98.1 million book value) consisted of loans to public corporations that generally receive revenues from the rates they charge for services or products, such as electric power services, including a credit facility extended to the Puerto Rico Electric Power Authority (“PREPA”), with a book value of $74.1 million.  The PREPA credit facility was placed in non-accrual status in the first quarter of 2015, and interest payments are now recorded on a cost-recovery basis. Major public corporations have varying degrees of independence from the central government and many receive appropriations or other payments from the Puerto Rico’s government general fund. Debt issued by the central government can either carry the full faith, credit and taxing power of the Commonwealth of Puerto Rico or represent an obligation that is subject to annual budget appropriations.

    Furthermore, as of June 30, 2015, the Corporation had $131.0 million outstanding in financings to the hotel industry in Puerto Rico where the borrower and underlying collateral are the primary sources of repayment and the Puerto Rico Tourism Development Fund (“TDF”) provides a secondary guarantee for payment performance, compared to $133.3 million as of December 31, 2014. The TDF is a subsidiary of the Government Development Bank for Puerto Rico (“GDB”)  that works with private-sector financial institutions to structure financings for new hospitality projects. The Corporation has been receiving payments from TDF to cover scheduled payments on these financings since late 2012, including collections of interest and principal of approximately $4.6 million in 2015 and $8.6 million in 2014. In addition, the Corporation had $124.0 million in indirect exposure to residential mortgage loans that are guaranteed by the Puerto Rico Housing Authority. Mortgage loans guaranteed by the Puerto Rico Housing Authority are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default.

  As disclosed in Note 5, S&P, Moody’s and Fitch downgraded the credit rating of the Commonwealth of Puerto Rico’s debt to non-investment grade categories. The Corporation cannot predict at this time the impact that the current fiscal situation of the Commonwealth of Puerto Rico, including the government’s recent announcements regarding its ability to pay debt and the payment default of a government public corporation (Public Finance Corporation), and the various legislative and other measures adopted and to be adopted by the Puerto Rico government in response to such fiscal situation will have on the Puerto Rico economy and on the Corporation’s financial condition and results of operations.

 Troubled Debt Restructurings

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans in the U.S. mainland fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of June 30, 2015, the Corporation’s total TDR loans of $634.8 million consisted of $375.3 million of residential mortgage loans, $157.0 million of commercial and industrial loans, $60.0 million of commercial mortgage loans, $6.4 million of construction loans, and $36.0 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $47 thousand as of June 30, 2015.

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

   Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification. As of June 30, 2015, we classified an additional $9.9 million of residential mortgage loans as TDRs that were participating in or had been offered a trial modification.

For the commercial real estate, commercial and industrial, and construction loan portfolios, at the time of a restructuring, the Corporation determines, on a loan-by-loan basis, whether a concession was granted for economic or legal reasons related to the borrower’s financial difficulty. Concessions granted for commercial loans could include: reductions in interest rates to rates that are considered below market; extension of repayment schedules and maturity dates beyond original contractual terms; waivers of borrower covenants; forgiveness of principal or interest; or other contract changes that would be considered a concession. The Corporation mitigates loan defaults for its commercial loan portfolios through its collection function. The function’s objective is to minimize both early stage delinquencies and losses upon default of commercial loans. In the case of the commercial and industrial,  commercial mortgage, and construction loan portfolios, the Corporation’s Special Asset Group (“SAG”) focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of OREO.  In addition to the management of the resolution process for problem loans, the SAG oversees collection efforts for all loans to prevent migration to the non-performing and/or adversely classified status.  The SAG utilizes relationship officers, collection specialists, and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary. The SAG utilizes its collections infrastructure of workout collection officers, credit work-out specialists, in-house legal counsel, and third-party consultants. In the case of residential construction projects and large commercial loans, the SAG function also utilizes third-party specialized consultants to monitor the residential and commercial construction projects in terms of construction, marketing and sales, and assist with the restructuring of large commercial loans.

In addition, the Corporation extends, renews, and restructures loans with satisfactory credit profiles. Many commercial loan facilities are structured as lines of credit, which are mainly one year in term and, therefore, are required to be renewed annually. Other facilities may be restructured or extended from time to time based upon changes in the borrower’s business needs, use of funds, timing of completion of projects, and other factors. If the borrower is not deemed to have financial difficulties, extensions, renewals, and restructurings are done in the normal course of business and not considered concessions, and the loans continue to be recorded as performing.

Selected information on TDRs that includes the recorded investment by loan class and modification type is summarized in the following tables. This information reflects all TDRs:

	June 30, 2015
(In thousands)	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Other (1)	Total
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	$27,229	$5,265	$295,997	$-	$46,830	$375,321
Commercial Mortgage Loans	24,324	1,824	21,332	-	12,485	59,965
Commercial and Industrial Loans	4,224	75,851	28,653	3,042	45,278	157,048
Construction Loans:
Land	-	233	2,067	-	591	2,891
Construction-residential	-	-	3,079	-	432	3,511
Consumer Loans - Auto	-	1,343	10,698	-	6,764	18,805
Finance Leases	-	623	1,758	-	-	2,381
Consumer Loans - Other	37	795	11,807	329	1,871	14,839
Total Troubled Debt Restructurings (2)	$55,814	$85,934	$375,391	$3,371	$114,251	$634,761

(1)

 Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation or a combination of the concessions listed in the table.

(2)	Excludes TDRs held for sale amounting to $39.1 million as of June 30, 2015

	December 31, 2014
(In thousands)	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Other (1)	Total
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	$24,850	$5,859	$283,317	$-	$35,749	$349,775
Commercial Mortgage Loans	29,881	12,737	72,493	-	12,655	127,766
Commercial and Industrial Loans	7,533	80,642	31,553	3,074	49,124	171,926
Construction Loans:
Land	-	202	1,732	-	536	2,470
Construction-residential	6,154	337	3,112	-	434	10,037
Consumer Loans - Auto	-	380	10,363	-	6,248	16,991
Finance Leases	-	376	1,805	-	-	2,181
Consumer Loans - Other	37	129	10,812	443	1,886	13,307
Total Troubled Debt Restructurings (2)	$68,455	$100,662	$415,187	$3,517	$106,632	$694,453

(1)

 Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation or a combination of the concessions listed in the table.

(2)	Excludes TDRs held for sale amounting to $45.7 million as of December 31, 2014.

The following table presents the Corporation's TDR activity:

(In thousands)	Quarter Ended	Six-Month Period Ended
	June 30, 2015
Beginning balance of TDRs	$705,123	$694,453
New TDRs	34,195	65,796
Increases to existing TDRs - additional
disbursements	-	335
Charge-offs post modification (1)	(49,599)	(53,380)
Sales, net of charge-offs	(44,048)	(44,048)
Foreclosures	(3,096)	(10,252)
Paid-off and partial payments	(7,814)	(18,143)
Ending balance of TDRs	$634,761	$634,761

(1)	Includes $45.3 million of charge-offs related to TDRs included in the bulk sale of assets.

(In thousands)	Quarter Ended	Six-Month Period Ended
	June 30, 2014
Beginning balance of TDRs	$622,320	$630,258
New TDRs	34,810	54,745
Increases to existing TDRs - additional
disbursements	107	134
Charge-offs post modification	(18,666)	(26,648)
Foreclosures	(1,527)	(2,601)
Paid-off and partial payments	(8,811)	(27,655)
Ending balance of TDRs	$628,233	$628,233

TDRs are classified as either accrual status or nonaccrual loans. A loan on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loans being returned to accrual status at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Loan modifications increase the Corporation’s interest income by returning a non-performing loan to performing status, if applicable, increase cash flows by providing for payments to be made by the borrower, and limits increases in foreclosure and OREO costs. The Corporation continues to consider a modified loan as an impaired loan for purposes of estimating the allowance for loan and lease losses. A TDR that specifies an interest rate that at the time of the restructuring is greater than or equal to the rate the Corporation is willing to accept for a new loan with comparable risk may not be reported as a TDR or an impaired loan in the calendar years subsequent to the restructuring if it is in compliance with its modified terms. The Corporation did not remove loans from the TDR classification during the first six months of 2015.

The following table provides a breakdown between accrual and nonaccrual status of TDRs:

(In thousands)	June 30, 2015

	Accrual	Nonaccrual (1) (2)	Total TDRs

Non-FHA/VA Residential Mortgage loans	$288,759	$86,562	$375,321
Commercial Mortgage Loans	29,900	30,065	59,965
Commercial and Industrial Loans	51,426	105,622	157,048
Construction Loans:
Land	688	2,203	2,891
Construction-residential	3,079	432	3,511
Consumer Loans - Auto	12,254	6,551	18,805
Finance Leases	2,153	228	2,381
Consumer Loans - Other	12,575	2,264	14,839
Total Troubled Debt Restructurings	$400,834	$233,927	$634,761

(1)

Included in non-accrual loans are $96.7 million in loans that are performing under the terms of the restructuring agreement but are reported in non-accrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability.

(2)		Excludes non-accrual TDRs held for sale with a carrying value of $39.1 million as of June 30, 2015.

(In thousands)	December 31, 2014

	Accrual	Nonaccrual (1) (2)	Total TDRs

Non- FHA/VA Residential Mortgage loans	$266,810	$82,965	$349,775
Commercial Mortgage Loans	69,374	58,392	127,766
Commercial and Industrial Loans	131,544	40,382	171,926
Construction Loans:
Land	834	1,636	2,470
Construction-residential	3,448	6,589	10,037
Consumer Loans - Auto	10,558	6,433	16,991
Finance Leases	1,926	255	2,181
Consumer Loans - Other	10,146	3,161	13,307
Total Troubled Debt Restructurings	$494,640	$199,813	$694,453

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

TDRs exclude restructured residential mortgage loans that are guaranteed by the U.S. federal government (i.e., FHA/VA loans) totaling $79.5 million. The Corporation excludes FHA/VA guaranteed loans from TDRs given that, in the event that the borrower defaults on the loan, the principal and interest (debenture rate) are guaranteed by the U.S. government; therefore, the risk of loss on these types of loans is very low. The Corporation does not consider loans with U.S. federal government guarantees to be impaired loans for the purpose of calculating the allowance for loan and lease losses.

Loan modifications that are considered TDRs completed during the quarter and six-month period ended June 30, 2015 and 2014 were as follows:

(Dollars in thousands)	Quarter ended June 30, 2015
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	171	$28,647	$27,136
Commercial Mortgage Loans	1	131	131
Commercial and Industrial Loans	2	1,316	898
Construction Loans:
Land	5	430	427
Consumer Loans - Auto	198	3,214	3,137
Finance Leases	16	461	454
Consumer Loans - Other	355	2,015	2,012
Total Troubled Debt Restructurings	748	$36,214	$34,195

(Dollars in thousands)	Six-Month period ended June 30, 2015
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	252	$40,142	$38,401
Commercial Mortgage Loans	9	12,952	13,062
Commercial and Industrial Loans	3	2,997	2,579
Construction Loans:
Land	6	494	491
Consumer Loans - Auto	344	5,387	5,267
Finance Leases	24	694	638
Consumer Loans - Other	732	5,406	5,358
Total Troubled Debt Restructurings	1,370	$68,072	$65,796

(Dollars in thousands)	Quarter ended June 30, 2014
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	91	$11,017	$10,264
Commercial Mortgage Loans	1	410	410
Commercial and Industrial Loans	7	21,114	21,114
Construction Loans:
Land	2	55	57
Consumer Loans - Auto	92	1,408	1,393
Finance Leases	10	174	142
Consumer Loans - Other	313	1,457	1,430
Total Troubled Debt Restructurings	516	$35,635	$34,810

(Dollars in thousands)	Six-Month period ended June 30, 2014
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	138	$18,726	$17,975
Commercial Mortgage Loans	4	1,244	1,247
Commercial and Industrial Loans	12	29,078	28,744
Construction Loans:
Land	2	55	57
Consumer Loans - Auto	209	3,013	2,998
Finance Leases	20	367	335
Consumer Loans - Other	742	3,416	3,389
Total Troubled Debt Restructurings	1,127	$55,899	$54,745

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

   Loan modifications considered TDRs that defaulted during the quarters and six-month periods ended June 30, 2015 and June 30, 2014 and had become TDRs during the 12-months preceding the default date were as follows:

	Quarter ended June 30,
(Dollars in thousands)	2015		2014
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment

Non-FHA/VA Residential Mortgage loans	15	$2,129	19	$2,267
Construction Loans:
Land	-	-	1	46
Consumer Loans - Auto	5	32	18	286
Consumer Loans - Other	37	141	53	205
Finance Leases	2	25	-	-
Total	59	$2,327	91	$2,804

	Six-Month Period Ended June 30,
(Dollars in thousands)	2015		2014
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment

Non-FHA/VA Residential Mortgage loans	27	$3,902	33	$4,819
Commercial and Industrial Loans	4	5,745	-	-
Construction Loans:
Land	-	-	1	46
Consumer Loans - Auto	7	40	22	325
Consumer Loans - Other	90	370	98	381
Finance Leases	3	40	-	-
Total	131	$10,097	154	$5,571

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

The recorded investment in loans held for investment restructured using the A/B note restructure workout strategy was approximately $41.0 million as of June 30, 2015. The following table provides additional information about the volume of this type of loan restructuring and the effect on the allowance for loan and lease losses in the first six months of 2015 and 2014:

(In thousands)	June 30, 2015	June 30, 2014
Principal balance deemed collectible at end of period	$41,000	$62,159
Amount (recovery) charged off	$-	$(4,106)
(Reductions) charges to the provision for loan losses	$(62)	$(4,725)
Allowance for loan losses at end of period	$669	$942

Of the loans comprising the $41.0 million that have been deemed collectible, approximately $40.0 million were placed in accrual status as the borrowers have exhibited a period of sustained performance. These loans continue to be individually evaluated for impairment purposes.

NOTE 8 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The changes in the allowance for loan and lease losses were as follows:

(In thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

Quarter ended June 30, 2015
Allowance for loan and lease losses:
Beginning balance	$28,682	$45,027	$70,179	$13,639	$68,537	$226,064
Charge-offs	(3,529)	(46,432)	(24,370)	(4,079)	(14,538)	(92,948)
Recoveries	272	4,767	3,953	1,996	3,148	14,136
Provision	8,358	44,278	15,590	309	5,731	74,266
Ending balance	$33,783	$47,640	$65,352	$11,865	$62,878	$221,518
Ending balance: specific reserve for impaired loans	$17,136	$6,711	$15,510	$2,256	$8,305	$49,918
Ending balance: purchased credit-impaired loans	$3,061	$102	$-	$-	$-	$3,163
Ending balance: general allowance	$13,586	$40,827	$49,842	$9,609	$54,573	$168,437
Loans held for investment:
Ending balance	$3,327,350	$1,518,151	$2,352,111	$120,848	$1,899,215	$9,217,675
Ending balance: impaired loans	$447,311	$130,743	$183,119	$26,190	$37,453	$824,816
Ending balance: purchased credit-impaired loans	$175,234	$3,260	$-	$-	$-	$178,494
Ending balance: loans with general allowance	$2,704,805	$1,384,148	$2,168,992	$94,658	$1,861,762	$8,214,365

(In thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

Six-Month period ended June 30, 2015
Allowance for loan and lease losses:
Beginning balance	$27,301	$50,894	$63,721	$12,822	$67,657	$222,395
Charge-offs	(8,721)	(50,438)	(28,823)	(4,684)	(32,295)	(124,961)
Recoveries	370	5,043	4,511	2,203	4,721	16,848
Provision	14,833	42,141	25,943	1,524	22,795	107,236
Ending balance	$33,783	$47,640	$65,352	$11,865	$62,878	$221,518
Ending balance: specific reserve for impaired loans	$17,136	$6,711	$15,510	$2,256	$8,305	$49,918
Ending balance: purchased credit-impaired loans	$3,061	$102	$-	$-	$-	$3,163
Ending balance: general allowance	$13,586	$40,827	$49,842	$9,609	$54,573	$168,437
Loans held for investment:
Ending balance	$3,327,350	$1,518,151	$2,352,111	$120,848	$1,899,215	$9,217,675
Ending balance: impaired loans	$447,311	$130,743	$183,119	$26,190	$37,453	$824,816
Ending balance: purchased credit-impaired loans	$175,234	$3,260	$-	$-	$-	$178,494
Ending balance: loans with general allowance	$2,704,805	$1,384,148	$2,168,992	$94,658	$1,861,762	$8,214,365

(In thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

Quarter ended June 30, 2014
Allowance for loan and lease losses:
Beginning balance	$30,508	$66,512	$79,590	$27,411	$62,757	$266,778
Charge-offs	(4,987)	(13,423)	(19,452)	(2,661)	(18,531)	(59,054)
Recoveries	300	4,297	416	55	1,641	6,709
Provision (release)	3,934	(8,808)	16,336	(3,513)	18,795	26,744
Ending balance	$29,755	$48,578	$76,890	$21,292	$64,662	$241,177
Ending balance: specific reserve for impaired loans	$16,464	$16,317	$22,745	$8,962	$3,870	$68,358
Ending balance: purchased credit-impaired loans	$-	$-	$-	$-	$-	$-
Ending balance: general allowance	$13,291	$32,261	$54,145	$12,330	$60,792	$172,819
Loans held for investment:
Ending balance	$2,795,159	$1,813,930	$2,647,478	$148,266	$2,062,268	$9,467,101
Ending balance: impaired loans	$414,448	$238,997	$179,764	$46,721	$28,928	$908,858
Ending balance: purchased credit-impaired loans	$99,997	$3,447	$-	$-	$2,176	$105,620
Ending balance: loans with general allowance	$2,280,714	$1,571,486	$2,467,714	$101,545	$2,031,164	$8,452,623

(In thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

Six-Month period ended June 30, 2014
Allowance for loan and lease losses:
Beginning balance	$33,110	$73,138	$85,295	$35,814	$58,501	$285,858
Charge-offs	(11,409)	(19,233)	(41,911)	(3,631)	(36,577)	(112,761)
Recoveries	369	4,332	1,079	672	2,969	9,421
Provision (release)	7,685	(9,659)	32,427	(11,563)	39,769	58,659
Ending balance	$29,755	$48,578	$76,890	$21,292	$64,662	$241,177
Ending balance: specific reserve for impaired loans	$16,464	$16,317	$22,745	$8,962	$3,870	$68,358
Ending balance: purchased credit-impaired loans	$-	$-	$-	$-	$-	$-
Ending balance: general allowance	$13,291	$32,261	$54,145	$12,330	$60,792	$172,819
Loans held for investment:
Ending balance	$2,795,159	$1,813,930	$2,647,478	$148,266	$2,062,268	$9,467,101
Ending balance: impaired loans	$414,448	$238,997	$179,764	$46,721	$28,928	$908,858
Ending balance: purchased credit-impaired loans	$99,997	$3,447	$-	$-	$2,176	$105,620
Ending balance: loans with general allowance	$2,280,714	$1,571,486	$2,467,714	$101,545	$2,031,164	$8,452,623

As discussed in Note 7, under the heading “Bulk Sale of Assets,” during the second quarter of 2015, the Corporation completed the sale of commercial and construction loans with a book value of $147.5 million, mostly comprised of non-performing and adversely classified loan. This transaction resulted in charge-offs of approximately $61.4 million. The inclusion of the $61.4 million of charge-offs from the bulk sale in the historical loss rates had an impact of approximately $15.5 million on the general reserve for loan losses determined for loans collectively evaluated for impairment.

The Corporation incorporated the charge-offs information from the second quarter 2015 bulk sale in its measurement of credit impairment for loans collectively measured. The total bulk sale charge offs were included in the determination of historical loss rates with no reduction for the additional market discount  related to the bulk sale resolution;  in the past the Corporation had separated the market component of the loss. The decision to include total charge-offs, with no qualitative adjustment for the steep discount on this bulk sale, considered the potential use of similar credit resolution strategies in the future in light of the current economic conditions in Puerto Rico.  The effect of this position resulted in the aforementioned increase of $15.5 million in related allowance which management feels better reflects the inherent risk in the portfolio.

As of June 30, 2015, the Corporation maintained a $0.5 million reserve for unfunded loan commitments mainly related to outstanding construction and commercial and industrial loan commitments. The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments to borrowers that are experiencing financial difficulties at the balance sheet date. It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statement of financial condition.

NOTE 9 – LOANS HELD FOR SALE

The Corporation’s loans held-for-sale portfolio was composed of:

(In thousands)	June 30, 2015	December 31, 2014

Residential mortgage loans	$31,994	$22,315
Construction loans	47,802	47,802
Commercial mortgage loans	230	6,839
Total	$80,026	$76,956

Non-performing loans held for sale totaled $48.0 million ($0.2 million commercial mortgage and $47.8 million construction loans) and $54.6 million ($6.8 million commercial mortgage and $47.8 million construction loans) as of June 30, 2015 and December 31, 2014, respectively.

During the second quarter of 2015, the Corporation completed the sale of a $6.6 million non-performing commercial mortgage loan as part of the bulk sale of assets.

NOTE 10 –  OTHER REAL ESTATE OWNED

The following table presents OREO inventory as of the dates indicated:

	June 30,	December 31,
(In thousands)	2015	2014

OREO
OREO balances, carrying value:
FHA/VA-Guaranteed (1)	$7,274	$7,059
Other residential	25,954	22,520
Commercial	72,528	75,654
Construction	16,373	18,770
Total	$122,129	$124,003

(1)

As of June 30, 2015, excludes $0.1 million of foreclosures completed in 2015 that meet the conditions of ASC 310-40 and are presented as a receivable (other assets) in the statement of financial condition.

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

The Corporation designates a derivative as a fair value hedge, a cash flow hedge or an economic undesignated hedge when it enters into the derivative contract.  As of June 30, 2015 and December 31, 2014, all derivatives held by the Corporation were considered economic undesignated hedges.  These undesignated hedges are recorded at fair value with the resulting gain or loss recognized in current earnings.

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

Interest rate swaps - Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of June 30, 2015, the Corporation has no interest rate swaps outstanding. In the past, most of the interest rate swaps were used for protection against rising interest rates. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.

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

The following table summarizes the notional amounts of all derivative instruments:

	Notional Amounts
	As of	As of
	June 30,	December 31,
	2015	2014
	(In thousands)
Undesignated economic hedges:
Interest rate contracts:
Interest rate swap agreements	$-	$5,440
Written interest rate cap agreements	36,481	37,132
Purchased interest rate cap agreements	36,481	37,132
Forward Contracts:
Sale of GNMA TBAs	44,000	19,000
	$116,962	$98,704

Notional amounts are presented on a gross basis with no netting of offsetting exposure positions.

The following table summarizes the fair value of derivative instruments and the location in the statement of financial condition:

	Asset Derivatives			Liability Derivatives
	Statement of	June 30,	December 31,		June 30,	December 31,
	Financial	2015	2014		2015	2014
	Condition Location	Fair Value	Fair Value	Statement of Financial Condition Location	Fair Value	Fair Value
(In thousands)

Undesignated economic hedges:
Interest rate contracts:
Interest rate swap agreements	Other assets	$-	$33	Accounts payable and other liabilities	$-	$33
Written interest rate cap agreements	Other assets	-	-	Accounts payable and other liabilities	-	6
Purchased interest rate cap agreements	Other assets	-	6	Accounts payable and other liabilities	-	-
Forward Contracts:
Sales of GNMA TBAs	Other assets	136	-	Accounts payable and other liabilities	102	148
		$136	$39		$102	$187

The following table summarizes the effect of derivative instruments on the statement of income (loss):

		Gain (or Loss)		Gain (or Loss)
	Location of Gain or (loss)	Quarter Ended		Six-Month Period Ended
	Recognized in Income on	June 30,		June 30,
(In thousands)	Derivatives	2015	2014	2015	2014

Undesignated economic hedges:
Interest rate contracts:
Interest rate swap agreements	Interest income - Loans	$-	$261	$-	$574
Forward contracts:
Sales of GNMA TBAs	Mortgage banking activities	254	(237)	182	(402)
Total gain on derivatives		$254	$24	$182	$172

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

   A summary of interest rate swaps is as follows:

	As of	As of
	June 30,	December 31,
	2015	2014
(Dollars in thousands)

Pay fixed/receive floating :
Notional amount (1)	$-	$5,440
Weighted-average receive rate at period end	-	2.03%
Weighted-average pay rate at period end	-	3.45%
________________________
(1)	The remaining interest rate swap with a notional amount of $5.4 million matured during the second quarter of 2015.

As of June 30, 2015 the Corporation had not entered into any derivative instrument containing credit-risk related contingent features.

NOTE 12 – OFFSETTING OF ASSETS AND LIABILITIES

The Corporation enters into master agreements with counterparties, primarily related to derivatives and repurchase agreements, that may allow for netting of exposures in the event of default. In an event of default, each party has a right of set-off against the other party for the amounts owed in the related agreement and any other amount or obligation owed in respect of any other agreement or transaction between them. The following table presents information about the offsetting of financial assets and liabilities as well as derivative assets and liabilities:

Offsetting of Financial Assets and Derivative Assets

(In thousands)
As of June 30, 2015

				Gross Amounts Not Offset in the Statement of Financial Position
			Net Amounts of Assets Presented in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
						Net Amount
Description

Securities purchased under agreements to resell	$200,000	$(200,000)	$-	$-	$-	$-

As of December 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Position
			Net Amounts of Assets Presented in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
						Net Amount

Description

Derivatives	$6	$-	$6	$(6)	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities

(In thousands)
As of June 30, 2015

				Gross Amounts Not Offset in the Statement of Financial Position
			Net Amounts of Liabilities Presented in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
						Net Amount

Description

Securities sold under agreements to repurchase	$600,000	$(200,000)	$400,000	$(400,000)	$-	$-

As of December 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Position
			Net Amounts of Liabilities Presented in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
						Net Amount

Description

Derivatives	$33	$-	$33	$(33)	$-	$-
Securities sold under agreements to repurchase	600,000	-	600,000	(600,000)	-	-
Total	$600,033	$-	$600,033	$(600,033)	$-	$-

NOTE 13 – GOODWILL AND OTHER INTANGIBLES

Goodwill as of June 30, 2015 and December 31, 2014 amounted to $28.1 million, recognized as part of “Other Assets” in the consolidated statement of financial condition. The Corporation conducted its annual evaluation of goodwill and intangibles during the fourth quarter of 2014. The Corporation’s goodwill is related to the acquisition of FirstBank Florida in 2005.

The Corporation bypassed the qualitative assessment in 2014 and proceeded directly to perform the first step of the two-step goodwill impairment test. The Step 1 evaluation of goodwill allocated to the Florida reporting unit under both valuation approaches (market and discounted cash flow analysis) indicated that the fair value of the unit was above the carrying amount of its equity book value as of the valuation date (October 1); therefore, the completion of Step 2 was not required. Based on the analysis under both the market and discounted cash flow analysis, the estimated fair value of the equity of the reporting unit exceeded the carrying amount of the entity, including goodwill at the evaluation date. There have been no events related to the Florida reporting unit that could indicate potential goodwill impairment since the date of the last evaluation; therefore, no goodwill impairment evaluation was performed during the first half of 2015. Goodwill and other indefinite life intangibles are reviewed at least annually for impairment.

In connection with the acquisition of the FirstBank-branded credit card loan portfolio in the second quarter of 2012, the Corporation recognized a purchased credit card relationship intangible of $24.5 million, which is being amortized over the next 6.4 years on an accelerated basis based on the estimated attrition rate of the purchased credit card accounts, which reflects the pattern in which the economic benefits of the intangible asset are consumed. These benefits are consumed as the revenue stream generated by the cardholder relationship is realized.

    The core deposit intangible acquired in the February 2015 Doral Bank transaction amounted to $5.8 million.

The following table shows the gross amount and accumulated amortization of the Corporation’s intangible assets recognized as part of Other Assets in the consolidated statement of financial condition:

	As of	As of
	June 30,	December 31,
	2015	2014
(Dollars in thousands)
Core deposit intangible:
Gross amount, beginning of period	$45,844	$45,844
Addition as a result of acquisition	5,820	-
Accumulated amortization	(41,381)	(40,424)
Net carrying amount	$10,283	$5,420

Remaining amortization period	9.7 years	8.4 years

Purchased credit card relationship intangible:
Gross amount	$24,465	$24,465
Accumulated amortization	(9,611)	(8,076)
Net carrying amount	$14,854	$16,389

Remaining amortization period	6.4 years	6.9 years

For the quarter and six-month period ended June 30, 2015, the amortization expense of core deposit intangibles amounted to $0.6 million and $1.0 million, respectively (2014 - $0.4 million and $0.8 million, respectively). For the quarter and six-month period ended June 30, 2015, the amortization expense of the purchased credit card relationship intangible amounted to $0.8 million and $1.5 million, respectively (2014 - $0.9 million and $1.7 million, respectively).

The estimated aggregate amortization expense related to these intangible assets for future periods is as follows:

Amount
(In thousands)
2015	$2,652
2016	4,884
2017	4,270
2018	3,313
2019 and after	10,018

NOTE 14 – NON CONSOLIDATED VARIABLE INTEREST ENTITIES AND SERVICING ASSETS

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

Below is a summary of transfers of financial assets to VIEs for which the Corporation has retained some level of continuing involvement:

GNMA

The Corporation typically transfers first lien residential mortgage loans in conjunction with GNMA securitization transactions in which the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by the issuer and, as such, under seller/servicer agreements, the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of June 30, 2015, the Corporation serviced loans securitized through GNMA with a principal balance of $1.2 billion.

Trust Preferred Securities

In 2004, FBP Statutory Trust I, a financing subsidiary of the Corporation, sold to institutional investors $100 million of its variable rate trust-preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.1 million of FBP Statutory Trust I variable rate common securities, were used by FBP Statutory Trust I to purchase $103.1 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. Also in 2004, FBP Statutory Trust II, a statutory trust that is wholly owned by the Corporation, sold to institutional investors $125 million of its variable rate trust-preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.9 million of FBP Statutory Trust II variable rate common securities, were used by FBP Statutory Trust II to purchase $128.9 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. The debentures are presented in the Corporation’s consolidated statement of financial condition as Other Borrowings, net of related issuance costs. The variable rate trust-preferred securities are fully and unconditionally guaranteed by the Corporation. During the second quarter of 2015, the Corporation exchanged $5.3 million of trust preferred securities (FBP Statutory Trust I) for 852,831 shares of the Corporation’s common stock. The Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and in September 2004 mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Deferrable Debentures may be shortened (such shortening would result in a mandatory redemption of the variable rate trust-preferred securities). The Collins Amendment to the Dodd-Frank Act eliminates certain trust-preferred securities from Tier 1 Capital. Bank Holding Companies, such as the Corporation, must fully phase out these instruments from Tier I capital by January 1, 2016 (25% allowed in 2015 and 0% in 2016); however, these instruments may remain in Tier 2 capital until the instruments are redeemed or mature. Under the indentures, the Corporation has the right, from time to time, and without causing an event of default, to defer payments of interest on the subordinated debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. Future interest payments are subject to the Federal Reserve approval. The Corporation elected to defer the interest payments that were due on quarterly periods since March 2012. The aggregate amount of payments deferred and accrued approximates $24.9 million as of June 30, 2015.

Grantor Trusts

During 2004 and 2005, a third party to the Corporation, from now on identified as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates. The seller initially provided the servicing for a fee, which is senior to the obligations to pay trust certificate holders. The seller then entered into a sales agreement through which it sold and issued the trust certificates in favor of the Corporation’s banking subsidiary. Currently, the Bank is the sole owner of the trust certificates; the servicing of the underlying residential mortgages that generate the principal and interest cash flows, is performed by another third party, which receives a servicing fee. The securities are variable rate securities indexed to 90-day LIBOR plus a spread. The principal payments from the underlying loans are remitted to a paying agent (servicer) who then remits interest to the Bank; interest income is shared to a certain extent with the FDIC, which has an interest only strip (“IO”) tied to the cash flows of the underlying loans and is entitled to receive the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to the weighted average coupon of the securities. The FDIC became the owner of the IO upon its intervention of the seller, a failed financial institution. No recourse agreement exists and the risk from losses on non accruing loans and repossessed collateral is absorbed by the Bank as the sole holder of the certificates.  As of June 30, 2015, the amortized balance and carrying value of Grantor Trusts amounted to $39.8 million and $29.4 million, respectively, with a weighted average yield of 2.18%.

Investment in unconsolidated entity

   On February 16, 2011, FirstBank sold an asset portfolio consisting of performing and non-performing construction, commercial mortgage and commercial and industrial loans with an aggregate book value of $269.3 million to CPG/GS, an entity organized under the laws of the Commonwealth of Puerto Rico and majority owned by PRLP Ventures LLC ("PRLP"), a company created by Goldman, Sachs & Co. and Caribbean Property Group.  In connection with the sale, the Corporation received $88.5 million in cash and a 35% interest in CPG/GS, and made a loan in the amount of $136.1 million representing seller financing provided by FirstBank. The loan had a seven-year maturity and bears variable interest at 30-day LIBOR plus 300 basis points and is secured by a pledge of all of the acquiring entity's assets as well as the PRLP's 65% ownership interest in CPG/GS. As of June 30, 2015, the carrying amount of the loan was $15.5 million, which was included in the Corporation's Commercial and Industrial loans held for investment portfolio. FirstBank’s equity interest in CPG/GS is accounted for under the equity method and included as part of Investment in unconsolidated entity in the Consolidated Statements of Financial Condition. When applying the equity method, the Bank follows the Hypothetical Liquidation Book Value method (“HLBV”) to determine its share of CPG/GS’s earnings or loss. Under HLBV, the Bank determines its share in CPG/GS’s earnings or loss by determining the difference between its “claim on CPG/GS’s book value” at the end of the period as compared to the beginning of the period. This claim is calculated as the amount the Bank would receive if CPG/GS were to liquidate all of its assets at recorded amounts determined in accordance with GAAP and distribute the resulting cash to the investors, PRLP, and FirstBank, according to their respective priorities as provided in the contractual agreement. The Bank reports its share of CPG/GS’s operating results on a one-quarter lag basis. In addition, as a result of using HLBV, the difference between the Bank’s investment in CPG/GS and its claim on the book value of CPG/GS at the date of the investment, known as the basis difference, is amortized over the estimated life of the investment, or five years. CPG/GS records its loans receivable under the fair value option. The loss recorded in the first half of 2014 reduced to zero the carrying amount of the Bank’s investment in CPG/GS. No negative investment needs to be reported as the Bank has no legal obligation or commitment to provide further financial support to this entity; thus, no further losses will be recorded on this investment. Any potential increase in the carrying value of the investment in CPG/GS, under the HLBV method, would depend upon how better off the Bank is at the end of the period than it was at the beginning of the period after the waterfall calculation performed to determine the amount of gain allocated to the investors.

    FirstBank also provided an $80 million advance facility to CPG/GS to fund unfunded commitments and costs to complete projects under construction, which was fully disbursed in 2011, and a $20 million working capital line of credit to fund certain expenses of CPG/GS. During 2013, the working capital line of credit was renewed and reduced to $7 million for a period of two years expiring on September 2015. During 2012, CPG/GS repaid the outstanding balance of the advance facility to fund unfunded commitments, and the funds became available to redraw under a one-time revolver agreement. These loans bear variable interest at 30-day LIBOR plus 300 basis points. As of June 30, 2015, the carrying value of the revolver agreement and working capital line was $23.6 million and $0, respectively, which was included in the Corporation's commercial and industrial loans held for investment portfolio.

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

     The rate of return of 17.57% was used as the discount factor to estimate the value of FirstBank’s equity interest and represents the Bank’s estimate of the yield a market participant would have required at the time of the transaction. A reasonable range of equity returns was assessed based on consideration of a range of company-specific risk premiums. The valuation of this type of equity interest is highly subjective and somewhat dependent on nonobservable market assumptions, which may result in variations from market participant to market participant.

The following table shows summarized unaudited income statement information of CPG/GS for the quarters and six-month periods ended June 30, 2015 and 2014:

	Quarter Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Revenues, including net realized gains on sale of
investments in loans and OREO	$944	$2,118	$1,531	$2,869
Gross (loss) profit	$(2,657)	$(455)	$(10,897)	$(1,963)
Net loss	$(2,522)	$(2,355)	$(10,273)	$(4,802)

Servicing Assets

Through its sale of mortgages, the Corporation is actively involved in the securitization of pools of FHA-insured and VA-guaranteed mortgages for issuance of GNMA mortgage-backed securities. Also, certain conventional conforming loans are sold to FNMA or FHLMC with servicing retained. The Corporation recognizes as separate assets the rights to service loans for others, whether those servicing assets are originated or purchased.

The changes in servicing assets are shown below:

	Quarter ended		Six-Month period ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014

Balance at beginning of period	$22,973	$22,026	$22,838	$21,987
Capitalization of servicing assets	1,474	1,017	2,547	2,069
Amortization	(795)	(790)	(1,651)	(1,573)
Adjustment to fair value	(109)	39	(147)	(180)
Other (1)	(24)	(22)	(68)	(33)
Balance at end of period	$23,519	$22,270	$23,519	$22,270

(1)	Amount represents the adjustment to fair value related to the repurchase of loans serviced for others.

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

Changes in the impairment allowance related to servicing assets were as follows:

	Quarter ended		Six-Month Period Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014

Balance at beginning of period	$93	$431	$55	$212
Temporary impairment charges	128	24	186	243
Recoveries	(19)	(63)	(39)	(63)
Balance at end of period	$202	$392	$202	$392

The components of net servicing income are shown below:

	Quarter ended		Six-Month Period Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014

Servicing fees	$1,780	$1,689	$3,544	$3,360
Late charges and prepayment penalties	177	177	367	341
Adjustment for loans repurchased	(24)	(22)	(68)	(33)
Other (1)	(14)	(689)	(103)	(1,047)
Servicing income, gross	1,919	1,155	3,740	2,621
Amortization and impairment of servicing assets	(904)	(751)	(1,798)	(1,753)
Servicing income, net	$1,015	$404	$1,942	$868

(1)	Mainly consisted of compensatory fees imposed by GSEs and losses related to representations and warranties.

    The Corporation’s servicing assets are subject to prepayment and interest rate risks. Key economic assumptions used in determining the fair value at the time of sale of the related mortgages ranged as follows:

	Maximum	Minimum
Six-Month Period Ended June 30, 2015:
Constant prepayment rate:
Government guaranteed mortgage loans	9.2%	7.9%
Conventional conforming mortgage loans	9.0%	7.9%
Conventional non-conforming mortgage loans	14.0%	12.9%
Discount rate:
Government guaranteed mortgage loans	11.5%	11.5%
Conventional conforming mortgage loans	9.5%	9.5%
Conventional non-conforming mortgage loans	13.8%	13.8%

Six-Month Period Ended June 30, 2014:
Constant prepayment rate:
Government guaranteed mortgage loans	9.6%	9.1%
Conventional conforming mortgage loans	9.4%	8.9%
Conventional non-conforming mortgage loans	13.4%	12.7%
Discount rate:
Government guaranteed mortgage loans	11.5%	11.5%
Conventional conforming mortgage loans	9.5%	9.5%
Conventional non-conforming mortgage loans	13.9%	13.8%

     As of June 30, 2015, fair values of the Corporation’s servicing assets were based on a valuation model that incorporates market driven assumptions regarding discount rates and mortgage prepayment rates, adjusted by the particular characteristics of the Corporation’s servicing portfolio. The weighted-averages of the key economic assumptions used by the Corporation in its valuation model and the sensitivity of the current aggregate fair value to immediate 10% and 20% adverse changes in those assumptions for mortgage loans as of June 30, 2015 were as follows:

(Dollars in thousands)
Carrying amount of servicing assets	$23,519
Fair value	$26,429
Weighted-average expected life (in years)	9.40

Constant prepayment rate (weighted-average annual rate)	9.16%
Decrease in fair value due to 10% adverse change	$881
Decrease in fair value due to 20% adverse change	$1,713

Discount rate (weighted-average annual rate)	10.63%
Decrease in fair value due to 10% adverse change	$1,130
Decrease in fair value due to 20% adverse change	$2,173

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

NOTE 15 – DEPOSITS

The following table summarizes deposit balances:
	June 30,	December 31,
	2015	2014
(In thousands)

Type of account:
Non-interest bearing checking accounts	$1,271,464	$900,616
Savings accounts	2,549,230	2,450,484
Interest-bearing checking accounts	1,063,381	1,054,136
Certificates of deposit	2,289,688	2,191,663
Brokered CDs	2,330,813	2,887,046
	$9,504,576	$9,483,945

Brokered CDs mature as follows:

June 30,
2015
(In thousands)

Three months or less	$564,546
Over three months to six months	514,170
Over six months to one year	570,971
One to three years	645,059
Three to five years	-
Over five years	36,067
Total	$2,330,813

The following are the components of interest expense on deposits:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2015	2014	2015	2014
(In thousands)

Interest expense on deposits	$16,096	$17,750	$32,455	$36,264
Accretion of premium from acquisitions	(285)	-	(285)	-
Amortization of broker placement fees	1,169	1,716	2,504	3,501
Interest expense on deposits	$16,980	$19,466	$34,674	$39,765

NOTE 16 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (repurchase agreements) consist of the following:

(Dollars in thousands)	June 30, 2015	December 31, 2014

Repurchase agreements, interest ranging from 1.96% to 3.36%
(December 31, 2014- 2.45% to 4.50%) (1)(2)	$700,000	$900,000

(1)	Reported net of securities purchased under agreements to repurchase (reverse repurchase agreement) by counterparty, when applicable, pursuant to ASC 210-20-45-11.
(2)

As of June 30, 2015, includes $600 million with an average rate of 2.96% that lenders have the right to call before their contractual maturities at various dates beginning on July 9, 2015. Subsequent to July 9, 2015, no lender has exercised its call option on repurchase agreements. In addition, $500 million is tied to variable rates.

In the first quarter of 2015, the Corporation restructured $400 million of its repurchase agreements, $200 million of which were restructured by extending the contractual maturity and changing from a fixed interest rate to a variable rate, and entered into $200 million of reverse repurchase agreements with the same counterparty (effective April, 2015) under a master netting arrangement that provides for a right to setoff that meets the conditions of ASC 210-20-45-11. These repurchase agreements and reverse repurchase agreements are presented net on the consolidated statement of financial condition. In addition, in the first quarter of 2015, the Corporation restructured an additional $200 million of its repurchase agreements with a different counterparty by extending the contractual maturity and reducing the interest rate in these agreements.

Repurchase agreements mature as follows:

June 30, 2015
(In thousands)

Over one year to three years	$500,000
Over five years	200,000
Total	$700,000

As of June 30, 2015 and December 31, 2014, the securities underlying such agreements were delivered to the dealers with which the repurchase agreements were transacted.

Repurchase agreements as of June 30, 2015, grouped by counterparty, were as follows:

(Dollars in thousands)		Weighted-Average
Counterparty	Amount	Maturity (In Months)

Citigroup Global Markets	$300,000	16
JP Morgan Chase	200,000	79
Dean Witter / Morgan Stanley	100,000	28
Credit Suisse First Boston	100,000	3
	$700,000

NOTE 17 – ADVANCES FROM THE FEDERAL HOME LOAN BANK (FHLB)

The following is a summary of the advances from the FHLB:

	June 30,	December 31,
(Dollars in thousands)	2015	2014

Fixed-rate advances from FHLB, with a weighted-
average interest rate of 1.17%	$325,000	$325,000

Advances from FHLB mature as follows:

(In thousands)	June 30, 2015

Over one year to three years	300,000
Over three to four years	25,000
Total	$325,000

As of June 30, 2015, the Corporation had additional capacity of approximately $656.0 million on this credit facility based on collateral pledged at the FHLB, including a haircut reflecting the perceived risk associated with holding the collateral.

NOTE 18 – OTHER BORROWINGS

 Other borrowings consist of:

	June 30,	December 31,
(In thousands)	2015	2014

Junior subordinated debentures due in 2034,
interest-bearing at a floating rate of 2.75%
over 3-month LIBOR (3.03% as of June 30, 2015
and 2.99% as of December 31, 2014)	$97,626	$103,093
Junior subordinated debentures due in 2034,
interest-bearing at a floating rate of 2.50%
over 3-month LIBOR (2.78% as of June 30, 2015
and 2.75% as of December 31, 2014)	128,866	128,866
	$226,492	$231,959

NOTE 19 – STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2015 and December 31, 2014, the Corporation had 2,000,000,000 authorized shares of common stock with a par value of $0.10 per share. As of June 30, 2015 and December 31, 2014, there were 215,552,377 and 213,724,749 shares issued, respectively, and 214,694,470 and 212,984,700 shares outstanding, respectively. On July 30, 2009, the Corporation announced the suspension of common and preferred stock dividends effective with the preferred dividend for the month of August 2009.Refer to Note 4 for information about transactions related to common stock under the Omnibus Plan.

During the second quarter of 2015, the Corporation issued 852,831 shares of its common stock in exchange for trust preferred securities with a liquidation value of $5.3 million. As a result of this transaction, common stock increased by $85 thousand, which represents the par value of the shares issued. Also additional paid in capital increased by the excess of the common stock fair value over the par value, or $5.5 million. With this exchange, the other borrowings balance decreased by $5.5 million.

Preferred Stock

The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1, redeemable at the Corporation’s option subject to certain terms. This stock may be issued in series and the shares of each series will have such rights and preferences as are fixed by the Board of Directors when authorizing the issuance of that particular series. As of June 30, 2015, the Corporation has five outstanding series of non-convertible, non-cumulative preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% non-cumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E.  The liquidation value per share is $25.

Effective January 17, 2012, the Corporation delisted all of its outstanding series of nonconvertible, noncumulative preferred stock from the New York Stock Exchange. The Corporation has not arranged for listing and/or registration on another national securities exchange or for quotation of the Series A through E Preferred Stock in a quotation medium.

   In the first half of 2014, the Corporation issued an aggregate of 4,597,121 shares of its common stock in exchange for an aggregate of 1,077,726 shares of the Corporation’s Series A through E Preferred Stock, having an aggregate liquidation value of $26.9 million. The shares of common stock were issued to holders of the Series A through E Preferred Stock in separate and unrelated transactions in reliance upon the exemption set forth in Section 3(a)(9) of the Securities Act, for securities exchanged by an issuer with existing security holders where no commission or other remuneration is paid or given directly or indirectly by the issuer for soliciting such exchange. The carrying (liquidation) value of the Series A through E preferred stock exchanged, or $26.9 million, was reduced, and common stock and additional paid-in capital was increased in the amount of the fair value of the common stock issued. The Corporation recorded the par value of the shares issued as common stock ($0.10 per common share) or $0.5 million. The excess of the common stock fair value over the par value, or $23.9 million, was recorded in additional paid-in capital. The excess of the carrying amount of the shares of preferred stock over the fair value of the shares of common stock, or $1.7 million, was recorded as an increase to retained earnings and an increase in earnings per common share computation.

Treasury stock

   During the first half of 2015, the Corporation withheld an aggregate of 117,858 shares of the common stock paid to certain senior officers as additional compensation and of restricted stock that vested during 2015 to cover employees’ payroll and income tax withholding liabilities; these shares are also held as treasury shares. As of June 30, 2015 and December 31, 2014, the Corporation had 857,907 and 740,049 shares held as treasury stock, respectively.

FirstBank Statutory Reserve (Legal Surplus)

   The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to legal surplus until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus account from the retained earnings account are not available for distribution to the stockholders without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts shall be charged against the undistributed profits of the bank, and the balance, if any shall be charged against the reserve fund, as a reduction thereof. If there is no reserve fund sufficient to cover such balance in whole or in part, the outstanding amount shall be charged against the capital account and the Bank cannot pay dividends until it can replenish the reserve fund to an amount of at least 20% of the original capital contributed. During the fourth quarter of 2014, $40.0 million was transferred to the legal surplus reserve. FirstBank’s legal surplus reserve, included as part of retained earnings in the Corporation’s statement of financial condition, amounted to $40.0 million as of June 30, 2015. There were no transfers to the legal surplus reserve during the first half of 2015.

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

     In 2010, the Corporation established a valuation allowance for substantially all of the deferred tax assets of its banking subsidiary, FirstBank, primarily due to significant operational losses driven by charges to the provision for loan losses, a three-year cumulative loss position as of the end of the year 2010, and uncertainty regarding the amount of future taxable income that the Bank could forecast. As of December 31, 2014, based upon the assessment of all positive and negative evidence, management concluded that it was more likely than not that FirstBank will generate sufficient taxable income within the applicable NOL carry-forward periods to realize $313.0 million of its deferred tax assets and, therefore, reversed $302.9 million of the valuation allowance. As of June 30, 2015, the deferred tax assets, net of a valuation allowance of $204.0 million, amounted to $310.4 million and management concluded, based upon the assessment of all positive and negative evidence, that it is more likely than not that the Corporation will generate sufficient taxable income within the applicable NOL carry-forward periods to realize such amount.

       The Corporation recorded an income tax benefit of $9.8 million and $1.8 million in the second quarter and first six-months of 2015, respectively, compared to an income tax benefit of $0.3 million and an income tax expense of $0.6 million for the same periods in 2014.  For the six-month period ended June 30, 2015, the Corporation calculated the provision for income taxes by applying the estimated annual effective tax rate for the full fiscal year to ordinary income or loss.  The Corporation had historically calculated the provision for income taxes for interim periods by using a discrete effective tax rate method since it had a full valuation allowance on most of its deferred tax assets.  As a result of the partial valuation allowance release during the fourth quarter of 2014, management will use the estimated annual effective tax rate as required by ASC 740 for interim period reporting.  In the computation of the consolidated worldwide estimated annual effective tax rate, ASC 740-270 requires the exclusion of legal entities with pre-tax losses from which a tax benefit cannot be recognized. The year to date consolidated worldwide estimated effective tax rate, excluding entities with pre-tax losses from which a tax benefit cannot be recognized, is 30%.  The year to date effective tax rate including all entities is 18%. The income tax benefit recorded in the first half of 2015 is a result of applying the estimated annual effective tax rate to the year to date ordinary loss. The pre-tax loss in 2015 was mainly driven by the $12.9 million OTTI on Puerto Rico Government debt securities held by the Corporation as part of its available-for-sale securities portfolio, $4.6 million in non-recurring acquisition and conversion costs related to the Doral Bank transaction and a bulk sale of non-performing and classified assets which resulted in a loss of $48.7 million.

    As of June 30, 2015, the Corporation did not have Unrecognized Tax Benefits (“UTBs”) recorded on its books. During 2014, the Corporation reached a final settlement with the IRS in connection with the 2007-2009 examination periods. As a result, the Corporation released a portion of its reserve for uncertain tax positions, resulting in a tax benefit of $1.8 million, and paid $2.5 million to settle the tax liability resulting from the audit.

  During the second quarter of 2015, the Corporation settled the previously accrued interest of $1.3 million related to the aforementioned IRS examination. The Corporation classifies all interest and penalties, if any, related to tax uncertainties as income tax expense. Audit periods remain open for review until the statute of limitations has passed. The statute of limitation under the 2011 PR code is 4 years; the statute of limitation for Virgin Islands and U.S. income tax purposes are each three years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitation for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to the results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For Virgin Islands and U.S. income tax purposes, all tax years subsequent to 2011 remain open to examination. The 2012 U.S. federal tax return is currently under examination by the IRS. For Puerto Rico purposes, all tax years subsequent to 2010 remain open to examination.

   During 2013, the Puerto Rico Government approved Act No. 40, which imposed a national gross receipts tax.  The national gross receipts tax for financial institutions was computed on the basis of 1% of gross income, net of allowable exclusions. Subject to certain limitations, a financial institution was able to claim a credit of 0.5% of its gross income, against its regular income tax or the alternative minimum tax (“AMT”). However, on December 22, 2014, the Governor of Puerto Rico signed Act No. 238, which amended the 2011 PR Code. Act No. 238 clarifies that the national gross receipts tax will not be applicable to taxable years starting after December 31, 2014. Accordingly, during this first half of 2015, the Corporation did not record national gross receipts tax expense. During the first half of 2014, a $2.8 million gross receipt tax expense was included as part of “Taxes, other than income taxes” in the consolidated statement of income and a $1.4 million benefit related to this credit was recorded as a reduction to the provision for income taxes.

   In May 28, 2015, the Puerto Rico legislature approved Act 72-2015 enacting amendments to the Puerto Rico Internal Revenue Code. Amendments related to the income tax provision determination include changes to the alternative minimum tax computation, and changes to the use limitation on net operating losses and capital losses for 2015 and future taxable years. The change in tax law affected the Corporation’s income tax computation by limiting the net operating loss deduction to 80% of taxable income, compared to a 90% limitation on prior years. This change was incorporated in our annual estimated effective tax rate and did not have a significant impact in the current year.

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

For 2015, there were no transfers into or out of the Level 1, Level 2 or Level 3 measurement classification of the fair value hierarchy.

Financial Instruments Recorded at Fair Value on a Recurring Basis

Investment securities available for sale

The fair value of investment securities was the market value based on quoted market prices (as is the case with equity securities, U.S. Treasury notes, and non-callable U.S. Agency debt securities), when available (Level 1), or market prices for identical or comparable assets (as is the case with MBS and callable U.S. agency debt) that are based on observable market parameters, including benchmark yields, reported trades, quotes from brokers or dealers, issuer spreads, bids, offers and reference data including market research operations (Level 2). Observable prices in the market already consider the risk of nonperformance. During the second quarter of 2015, the Corporation recorded an OTTI of $12.9 million on certain Puerto Rico Government debt securities, specifically bonds of GDB and the Puerto Rico Public Buildings Authority. The credit impairment loss was based on the probability of default and loss severity in the event of default in consideration of the latest available information about the Puerto Rico Government’s financial condition, including the Puerto Rico Government’s intentions to restructure its outstanding bond obligations. Refer to Note 5 for significant assumptions used to determine the credit impairment portion, including default rates and recovery rates which are unobservable inputs. If listed prices or quotes are not available, fair value is based upon models that use unobservable inputs due to the limited market activity of the instrument, as is the case with certain private label mortgage-backed securities held by the Corporation (Level 3).

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

Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative marked-to-market effect of credit risk in the valuation of derivative instruments for the quarter and six-month periods ended June 30, 2015 and 2014 was immaterial.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	As of June 30, 2015				As of December 31, 2014
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value

Assets:
Securities available for sale :
U.S. Treasury Securities	$7,538	$-	$-	$7,538	$7,499	$-	$-	$7,499
Noncallable U.S. agency debt	-	320,140	-	320,140	-	228,157	-	228,157
MBS and Callable U.S. agency debt	-	1,573,818	-	1,573,818	-	1,653,140	-	1,653,140
Puerto Rico government obligations	-	32,447	2,130	34,577	-	40,658	2,564	43,222
Private label MBS	-	-	29,510	29,510	-	-	33,648	33,648
Other investments	-	-	100	100	-	-	-	-
Derivatives, included in assets:
Interest rate swap agreements	-	-	-	-	-	33	-	33
Purchased interest rate cap agreements	-	-	-	-	-	6	-	6
Forward contracts	-	136	-	136	-	-	-	-
Liabilities:
Derivatives, included in liabilities:
Interest rate swap agreements	-	-	-	-	-	33	-	33
Written interest rate cap agreement	-	-	-	-	-	6	-	6
Forward contracts	-	102	-	102	-	148	-	148

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and six-month periods ended June 30, 2015 and 2014:

	Quarter Ended June 30,
	2015	2014
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale(1)	Available For Sale(1)

Beginning balance	$34,314	$47,510
Total gains or (losses) (realized/unrealized):
Included in earnings	(241)	-
Included in other comprehensive income	525	729
Sales	-	(4,855)
Principal repayments and amortization	(2,858)	(2,466)
Ending balance	$31,740	$40,918

(1)	Amounts mostly related to private label mortgage-backed securities.

	Six-Month Period Ended June 30,
	2015	2014
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale(1)	Available For Sale(1)

Beginning balance	$36,212	$43,292
Total gains or (losses) (realized/unrealized):
Included in earnings	(397)	-
Included in other comprehensive income	1,144	1,693
Purchases	100	5,123
Sales	-	(4,855)
Principal repayments and amortization	(5,319)	(4,335)
Ending balance	$31,740	$40,918

(1)	Amounts mostly related to private label mortgage-backed securities.

The table below presents qualitative information for significant assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2015:

	June 30, 2015
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range

Investment securities available-for-sale:

Private label MBS	$29,510	Discounted cash flow	Discount rate	14.5%
			Prepayment rate	17.37% -100.00% (Weighted Average 29%)
			Projected cumulative loss rate	0.16% -80.00% (Weighted Average 6.9%)
Puerto Rico Government Obligations	2,130	Discounted cash flow	Prepayment speed	2.89%

Information about Sensitivity to Changes in Significant Unobservable Inputs

Private label MBS: The significant unobservable inputs in the valuation include the probability of default, the loss severity assumption and prepayment rates. Shifts in those inputs would result in different fair value measurements. Increases in the probability of default, the loss severity assumptions, and prepayment rates in isolation would generally result in an adverse effect on the fair value of the instruments. Meaningful and possible shifts of each input were modeled to assess the effect on the fair value estimation.

Puerto Rico Government Obligations: The significant unobservable input used in the fair value measurement of this Level 3 instrument is the assumed prepayment rate. A significant increase (decrease) in the assumed rate would lead to a higher (lower) fair value estimate. Loss severity and probability of default are not included as significant unobservable variables because the obligations are guaranteed by the Puerto Rico Housing Finance Authority (“PRHFA”). The PRHFA credit risk is modeled by discounting the cash flows using a curve appropriate to the PRHFA credit rating.

    The tables below summarize changes in unrealized gains and losses recorded in earnings for the quarters and six-month periods ended June 30, 2015 and 2014 for Level 3 assets and liabilities that are still held at the end of each period:

	Changes in Unrealized Losses	Changes in Unrealized Losses
	Quarter ended June 30, 2015	Quarter ended June 30, 2014
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale	Available For Sale

Changes in unrealized losses relating to assets still held at reporting date:
Net impairment losses on available-for-sale investment securities (credit component)	$(241)	$-

	Changes in Unrealized Losses	Changes in Unrealized Losses
	Six-Month Period Ended June 30, 2015	Six-Month Period Ended June 30, 2014
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale	Available For Sale

Changes in unrealized losses relating to assets still held at reporting date:
Net impairment losses on available-for-sale investment securities (credit component)	$(397)	$-

Additionally, fair value is used on a nonrecurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost or market accounting (e.g., loans held for sale carried at the lower-of-cost or fair value and repossessed assets) or write downs of individual assets (e.g., goodwill, loans).

As of June 30, 2015, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of June 30, 2015			(Losses) recorded for the Quarter Ended June 30, 2015	(Losses) recorded for the Six-Month Period Ended June 30, 2015
	Level 1	Level 2	Level 3
	(In thousands)

Loans receivable (1)	$-	$-	$298,935	$(3,586)	$(15,850)
OREO (2)	-	-	122,129	(1,906)	(5,751)
Mortgage servicing rights (3)	-	-	23,519	(109)	(147)
Loans Held For Sale (4)	-	-	48,032	-	-

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

(2)

The fair value was derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates and net operating income of income producing properties) that are not market observable.  Losses were related to market valuation adjustments after the transfer of the loans to the OREO portfolio.

(3)

Fair value adjustments to mortgage servicing rights were mainly due to assumptions associated with mortgage prepayment rates. The Corporation carries its mortgage servicing rights at the lower of cost or market, measured at fair value on a non-recurring basis.  Assumptions for the value of mortgage servicing rights include:  Prepayment rate of 9.16%, Discount Rate of 10.63%.

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

As of June 30, 2014, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of June 30, 2014			(Losses) Gains recorded for the Quarter Ended June 30, 2014	(Losses) Gains recorded for the Six-Month Period Ended June 30, 2014
	Level 1	Level 2	Level 3
	(In thousands)

Loans receivable (1)	$-	$-	$484,381	$(3,742)	$(34,193)
OREO (2)	-	-	121,842	(4,481)	(8,958)
Mortgage servicing rights (3)	-	-	22,270	39	(180)
Loans Held For Sale (4)	-	-	54,755	-	-

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

(2)

The fair value was derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates and net operating income of income producing properties) that are not market observable.  Losses were related to market valuation adjustments after the transfer of the loans to the OREO portfolio.

(3)

Fair value adjustments to the mortgage servicing rights were mainly due to assumptions associated with mortgage prepayments rates. The Corporation carries its mortgage servicing rights at the lower of cost or market, measured at fair value on a non-recurring basis. Assumptions for the value of mortgage servicing rights include: Prepayment Rate of 9.78%, Discount Rate of 10.62%.

(4)

The value of these loans was derived from external appraisals, adjusted for specific characteristics of the loans, and, for loans with signed sale agreements, the value was determined based on the sales price on such agreements.

Qualitative information regarding the fair value measurements for Level 3 financial instruments is as follows:

June 30, 2015
	Method	Inputs
Loans	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors
OREO	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors
Mortgage servicing rights	Discounted Cash Flow	Weighted average prepayment rate of 9.16%; weighted average discount rate of 10.63%

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

Loans receivable, including loans held for sale

 The fair value of loans held for investment and for mortgage loans held for sale was estimated using discounted cash flow analyses, based on interest rates currently being offered for loans with similar terms and credit quality and with adjustments that the Corporation’s management believes a market participant would consider in determining fair value. Loans were classified by type, such as commercial, residential mortgage, and automobile. These asset categories were further segmented into fixed- and adjustable-rate categories. Valuations are carried out based on categories and not on a loan-by-loan basis.  The fair values of performing fixed-rate and adjustable-rate loans were calculated by discounting expected cash flows through the estimated maturity date. This fair value is not currently an indication of an exit price as that type of assumption could result in a different fair value estimate. The fair value of credit card loans was estimated using a discounted cash flow method and excludes any value related to a customer account relationship. Other loans with no stated maturity, like credit lines, were valued at book value. Prepayment assumptions were considered for non-residential loans. For residential mortgage loans, prepayment estimates were based on a prepayments model that combined both historical calibration and current market prepayment expectations. Discount rates were based on the U.S.Treasury and LIBOR/Swap Yield Curves at the date of the analysis, and included appropriate adjustments for expected credit losses and liquidity. For impaired collateral dependent loans, the impairment was primarily measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observable transactions involving similar assets in similar locations. The market valuation of the loans acquired from Doral Bank in the first quarter of 2015 was derived from a model of forecasted cash flows that uses market-driven assumptions such as prepayment rate, default rate, and loss severity on a loan level basis. The forecasted cash flows are then discounted by yields observed in sales of similar portfolios in Puerto Rico and the continental U.S.

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

    The fair value of brokered CDs, which are included within deposits, is determined using discounted cash flow analyses over the full term of the CDs. The fair value of the CDs is computed using the outstanding principal amount. The discount rates used were based on brokered CD market rates as of June 30, 2015.  The fair value does not incorporate the risk of nonperformance, since interests in brokered CDs are generally sold by brokers in amounts of less than $250,000 and, therefore, are insured by the FDIC.

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

The following table presents the carrying value and the estimated fair value of financial instruments as of June 30, 2015 and December 31, 2014:

	Total Carrying Amount in Statement of Financial Condition June 30, 2015	Fair Value Estimate June 30, 2015	Level 1	Level 2	Level 3

	(In thousands)

Assets:
Cash and due from banks and money
market investments	$682,403	$682,403	$682,403	$-	$-
Investment securities available
for sale	1,965,683	1,965,683	7,538	1,926,405	31,740
Other equity securities	26,152	26,152	-	26,152	-
Loans held for sale	80,026	81,028	-	32,996	48,032
Loans held for investment	9,217,675
Less: allowance for loan and lease losses	(221,518)
Loans held for investment, net of allowance	$8,996,157	8,817,476	-	-	8,817,476
Derivatives, included in assets	136	136	-	136	-

Liabilities:
Deposits	9,504,576	9,505,374	-	9,505,374	-
Securities sold under agreements to repurchase	700,000	758,855	-	758,855	-
Advances from FHLB	325,000	325,813	-	325,813	-
Other borrowings	226,492	136,762	-	-	136,762
Derivatives, included in liabilities	102	102	-	102	-

	Total Carrying Amount in Statement of Financial Condition December 31, 2014	Fair Value Estimate December 31, 2014	Level 1	Level 2	Level 3

	(In thousands)

Assets:
Cash and due from banks and money
market investments	$796,108	$796,108	$796,108	$-	$-
Investment securities available
for sale	1,965,666	1,965,666	7,499	1,921,955	36,212
Other equity securities	25,752	25,752	-	25,752	-
Loans held for sale	76,956	77,888	-	23,247	54,641
Loans held for investment	9,262,436
Less: allowance for loan and lease losses	(222,395)
Loans held for investment, net of allowance	$9,040,041	8,844,659	-	-	8,844,659
Derivatives, included in assets	39	39	-	39	-

Liabilities:
Deposits	9,483,945	9,486,325	-	9,486,325	-
Securities sold under agreements to repurchase	900,000	958,715	-	958,715	-
Advances from FHLB	325,000	324,376	-	324,376	-
Other borrowings	231,959	162,344	-	-	162,344
Derivatives, included in liabilities	187	187	-	187	-

NOTE 22 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Six-Month Period Ended June 30,
	2015	2014
	(In thousands)

Cash paid for:
Interest on borrowings	$48,648	$51,817
Income tax	2,439	2,524
Non-cash investing and financing activities:
Additions to other real estate owned	27,625	13,267
Additions to auto and other repossessed assets	39,928	43,091
Capitalization of servicing assets	2,547	2,069
Loan securitizations	130,999	104,236
Preferred stock exchanged for new common stock issued:
Preferred stock exchanged (Series A through E)	-	26,022
New common stock issued	-	24,363
Trust preferred securities exchanged for new common stock issued:
Trust preferred securities exchanged	5,303	-
New common stock issued	5,628	-
Fair value of assets acquired (liabilities assumed) in the Doral Bank transaction:
Loans	311,410	-
Premises and equipment, net	5,450	-
Core Deposit intangible	5,820	-
Deposits	(523,517)	-

NOTE 23 – SEGMENT INFORMATION

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico.  As of June 30, 2015, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations, and Virgin Islands Operations.  Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Others factors such as the Corporation’s organizational chart, nature of the products, distribution channels, and the economic characteristics of the product were also considered in the determination of the reportable segments.

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

The accounting policies of the segments are the same as those referred to in Note 1- “Nature of Business and Summary of Significant Accounting Policies” in the audited consolidated financial statements of the Corporation for the year ended December 31, 2014, which are included in the Corporation’s 2014 Annual Report on Form 10-K.

The Corporation evaluates the performance of the segments based on net interest income, the estimated provision for loan and lease losses, non-interest income and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the allowance for loan and lease losses.

The following table presents information about the reportable segments:

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended June 30, 2015:
Interest income	$36,296	$49,031	$32,753	$11,709	$12,017	$9,826	$151,632
Net (charge) credit for transfer of funds	(12,347)	4,797	(3,893)	7,619	3,824	-	-
Interest expense	-	(5,853)	-	(14,522)	(4,056)	(724)	(25,155)
Net interest income	23,949	47,975	28,860	4,806	11,785	9,102	126,477
(Provision) release for loan and lease losses	(7,944)	(5,957)	(63,722)	-	3,275	82	(74,266)
Non-interest income (loss)	4,232	11,952	555	(12,519)	730	1,720	6,670
Direct non-interest expenses	(9,228)	(32,462)	(11,138)	(1,045)	(7,196)	(8,871)	(69,940)
Segment income (loss)	$11,009	$21,508	$(45,445)	$(8,758)	$8,594	$2,033	$(11,059)

Average earnings assets	$2,669,391	$2,005,232	$2,916,014	$2,697,611	$984,329	$636,090	$11,908,667

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended June 30, 2014:
Interest income	$27,444	$54,869	$40,825	$13,988	$10,879	$10,418	$158,423
Net (charge) credit for transfer of funds	(8,736)	4,136	(3,049)	4,584	3,065	-	-
Interest expense	-	(5,882)	-	(16,783)	(4,855)	(996)	(28,516)
Net interest income	18,708	53,123	37,776	1,789	9,089	9,422	129,907
(Provision) release for loan and lease losses	(4,089)	(19,475)	(14,179)	-	10,481	518	(26,744)
Non-interest income	2,701	10,005	1,150	344	711	1,690	16,601
Direct non-interest expenses	(10,340)	(31,510)	(14,694)	(1,514)	(7,269)	(8,664)	(73,991)
Segment income	$6,980	$12,143	$10,053	$619	$13,012	$2,966	$45,773

Average earnings assets	$2,029,859	$2,031,391	$3,683,746	$2,714,179	$883,822	$670,692	$12,013,689

	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Six-Month Period Ended June 30, 2015:
Interest income	$70,172	$98,867	$67,556	$24,776	$23,248	$19,498	$304,117
Net (charge) credit for transfer of funds	(23,583)	8,481	(7,688)	15,373	7,417	-	-
Interest expense	-	(11,510)	-	(30,529)	(8,395)	(1,559)	(51,993)
Net interest income	46,589	95,838	59,868	9,620	22,270	17,939	252,124
(Provision) release for loan and lease losses	(14,907)	(22,642)	(72,815)	-	5,408	(2,280)	(107,236)
Non-interest income (loss)	7,631	23,745	1,703	(12,619)	1,254	4,242	25,956
Direct non-interest expenses	(17,293)	(64,021)	(19,117)	(2,384)	(14,379)	(17,451)	(134,645)
Segment income (loss)	$22,020	$32,920	$(30,361)	$(5,383)	$14,553	$2,450	$36,199

Average earnings assets	$2,581,309	$1,971,815	$3,025,204	$2,730,699	$978,178	$637,617	$11,924,822

	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Six-Month Period Ended June 30, 2014:
Interest income	$53,192	$110,681	$83,124	$29,571	$21,775	$20,651	$318,994
Net (charge) credit for transfer of funds	(17,282)	7,771	(6,048)	10,384	5,175	-	-
Interest expense	-	(12,678)	-	(33,544)	(9,652)	(1,893)	(57,767)
Net interest income	35,910	105,774	77,076	6,411	17,298	18,758	261,227
(Provision) release for loan and lease losses	(7,473)	(39,970)	(27,524)	-	16,440	(132)	(58,659)
Non-interest income	5,803	20,635	2,917	397	1,152	3,657	34,561
Direct non-interest expenses	(20,172)	(63,525)	(27,272)	(2,640)	(14,489)	(17,688)	(145,786)
Segment income	$14,068	$22,914	$25,197	$4,168	$20,401	$4,595	$91,343

Average earnings assets	$1,993,129	$1,951,587	$3,869,311	$2,712,564	$865,091	$663,172	$12,054,854

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net (loss) income :

Total (loss) income for segments and other	$(11,059)	$45,773	$36,199	$91,343
Other non-interest (loss) gain (1)	-	(670)	13,443	(7,280)
Other operating expenses (2)	(32,859)	(24,154)	(59,882)	(45,144)
(Loss) income before income taxes	(43,918)	20,949	(10,240)	38,919
Income tax benefit (expense)	9,844	276	1,812	(611)
Total consolidated net (loss) income	$(34,074)	$21,225	$(8,428)	$38,308

Average assets:

Total average earning assets for segments	$11,908,667	$12,013,689	$11,924,822	$12,054,854
Other average earning assets (1)	-	152	-	3,343
Average non-earning assets	945,660	640,718	940,335	656,179
Total consolidated average assets	$12,854,327	$12,654,559	$12,865,157	$12,714,376

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

NOTE 24 – REGULATORY MATTERS, COMMITMENTS AND CONTINGENCIES

The Corporation is subject to various regulatory capital requirements imposed by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets and liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgments and adjustment by the regulators with respect to minimum capital requirements, components, risk weightings, and other factors.

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

The Corporation submitted its Capital Plan setting forth its plans for how to improve capital positions to comply with the Written Agreement over time. In addition to the Capital Plan, the Corporation submitted to its regulators a liquidity and brokered CD plan, including a contingency funding plan, a non-performing asset reduction plan, a budget and profit plan, a strategic plan, and a plan for the reduction of classified and special mention assets.  As of June 30, 2015, the Corporation had completed all of the items included in the Capital Plan and is continuing to work on reducing non-performing loans. The Written Agreement also requires the submission to the regulators of quarterly progress reports.

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

In addition, the Federal Reserve Board’s Basel III rules require that certain non-qualifying capital instruments, including cumulative preferred stock and trust preferred securities (“TRuPs”), be excluded from Tier 1 capital. In general, banking organizations such as the Corporation began to phase out TRuPs from Tier 1 capital on January 1, 2015. The Corporation is allowed to include 25% of the $220 million outstanding qualifying TRuPs as Tier 1 capital in 2015 and the TRuPs must be fully phased out from Tier 1 capital by January 1, 2016. However, the Corporation’s TRuPs may continue to be included in Tier 2 capital until the instruments are redeemed or mature.

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

The Corporation and FirstBank compute risk weighted assets using the Standardized Approach required by the Basel III rules. The Standardized Approach for risk-weightings has expanded the risk-weighting categories from the four major risk-weighting categories under the previous regulatory capital rules (0%, 20%, 50%, and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets. In a number of cases, the Standardized Approach results in higher risk weights for a variety of asset categories. Specific changes to the risk-weightings of assets include, among other things: (i) applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans, (ii) assigning a 150% risk weight to exposures that are 90 days past due (other than qualifying residential mortgage exposures, which remain at an assigned risk-weighting of 100%), (iii) establishing a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, in contrast to the 0% risk-weighting under the prior rules and (iv) requiring capital to be maintained against on-balance-sheet and off-balance-sheet exposures that result from certain cleared transactions, guarantees and credit derivatives, and collateralized transactions (such as repurchase agreement transactions).

The Corporation's and its banking subsidiary's regulatory capital positions as of June 30, 2015 and December 31, 2014 were as follows:

	Regulatory Requirements

	Actual		For Capital Adequacy Purposes		To be Well-Capitalized-Regular Thresholds

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of June 30, 2015 (Basel III)
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,789,088	19.44%	$736,419	8%	N/A	N/A
FirstBank	$1,760,317	19.13%	$736,084	8%	$920,105	10%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$1,506,589	16.37%	$414,236	4.5%	N/A	N/A
FirstBank	$1,454,512	15.81%	$414,047	4.5%	$598,068	6.5%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,506,589	16.37%	$552,314	6%	N/A	N/A
FirstBank	$1,642,643	17.85%	$552,063	6%	$736,084	8%
Leverage ratio
First BanCorp.	$1,506,589	11.94%	$504,930	4%	N/A	N/A
FirstBank	$1,642,643	13.03%	$504,261	4%	$630,327	5%

As of December 31, 2014 (Basel I)
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,748,120	19.70%	$709,723	8%	N/A	N/A
FirstBank	$1,717,432	19.37%	$709,395	8%	$886,744	10%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,636,004	18.44%	$354,861	4%	N/A	N/A
FirstBank	$1,605,367	18.10%	$354,698	4%	$532,046	6%
Leverage ratio
First BanCorp.	$1,636,004	13.27%	$493,159	4%	N/A	N/A
FirstBank	$1,605,367	13.04%	$492,468	4%	$615,585	5%

The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and commitments to sell mortgage loans at fair value. As of June 30, 2015, commitments to extend credit amounted to approximately $1.1 billion, of which $647.1 million relates to credit card loans. Commercial and Financial standby letters of credit amounted to approximately $50.2 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. In the case of credit cards and personal lines of credit, the Corporation can cancel the unused credit facility at any time and without cause. Generally, the Corporation’s mortgage banking activities do not enter into interest rate lock agreements with prospective borrowers.

As of June 30, 2015, First BanCorp. and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. Management believes that the final disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on the Corporation’s financial position, results of operations or cash flows.

NOTE 25 – FIRST BANCORP. (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

The following condensed financial information presents the financial position of the Holding Company only as of June 30, 2015 and December 31, 2014 and the results of its operations for the quarters and six-month periods ended June 30, 2015 and 2014.

Statements of Financial Condition

	As of June 30,	As of December 31,
	2015	2014
	(In thousands)

Assets
Cash and due from banks	$29,317	$30,380
Money market investments	6,111	6,111
Other investment securities	285	285
Loans held for investment, net	287	322
Investment in First Bank Puerto Rico, at equity	1,859,206	1,866,090
Investment in First Bank Insurance Agency, at equity	13,976	11,890
Investment in FBP Statutory Trust I	2,929	3,093
Investment in FBP Statutory Trust II	3,866	3,866
Other assets	4,317	4,357
Total assets	$1,920,294	$1,926,394
Liabilities and Stockholders' Equity
Liabilities:
Other borrowings	$226,492	$231,959
Accounts payable and other liabilities	25,582	22,692
Total liabilities	252,074	254,651
Stockholders' equity	1,668,220	1,671,743
Total liabilities and stockholders' equity	$1,920,294	$1,926,394

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)

Income:
Interest income on money market investments	$5	$5	$10	$10
Other income	325	55	381	108
	330	60	391	118
Expense:
Other borrowings	1,843	1,786	3,660	3,546
Other operating expenses	753	768	1,357	1,274
	2,596	2,554	5,017	4,820
Loss before income taxes and equity
in undistributed (losses) earnings of subsidiaries	(2,266)	(2,494)	(4,626)	(4,702)
Income tax provision	-	(2)	-	(4)
Equity in undistributed (losses) earnings of subsidiaries	(31,808)	23,721	(3,802)	43,014

Net (loss) income	$(34,074)	$21,225	$(8,428)	$38,308

Other Comprehensive (loss) income, net of tax	(10,168)	27,790	(3,028)	50,329
Comprehensive (loss) income	$(44,242)	$49,015	$(11,456)	$88,637

NOTE 26 – SUBSEQUENT EVENTS

  The Corporation has performed an evaluation of events occurring subsequent to June 30, 2015; management has determined that there are no events occurring in this period that require disclosure in or adjustment to the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

SELECTED FINANCIAL DATA
	Quarter ended		Six-Month Period Ended
(In thousands, except for per share and financial ratios)	June 30,		June 30,
	2015	2014	2015	2014
Condensed Income Statements:
Total interest income	$151,632	$158,423	$304,117	$318,994
Total interest expense	25,155	28,516	51,993	57,767
Net interest income	126,477	129,907	252,124	261,227
Provision for loan and lease losses	74,266	26,744	107,236	58,659
Non-interest income	6,670	15,931	39,399	27,281
Non-interest expenses	102,799	98,145	194,527	190,930
(Loss) income before income taxes	(43,918)	20,949	(10,240)	38,919
Income tax benefit (expense)	9,844	276	1,812	(611)
Net (loss) income	(34,074)	21,225	(8,428)	38,308
Net (loss) income attributable to common stockholders	(34,074)	22,505	(8,428)	39,967
Per Common Share Results:
Net (loss) earnings per share basic	$(0.16)	$0.11	$(0.04)	$0.19
Net (loss) earnings per share diluted	$(0.16)	$0.11	$(0.04)	$0.19
Cash dividends declared	$-	$-	$-	$-
Average shares outstanding	211,247	208,202	210,968	206,974
Average shares outstanding diluted	211,247	210,144	210,968	208,517
Book value per common share	$7.60	$5.97	$7.60	$5.97
Tangible book value per common share (1)	$7.35	$5.72	$7.35	$5.72
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	(1.06)	0.67	(0.13)	0.61
Interest Rate Spread (2)	4.13	4.19	4.12	4.22
Net Interest Margin (2)	4.33	4.37	4.32	4.40
Return on Average Total Equity	(8.06)	6.66	(1.00)	6.12
Return on Average Common Equity	(8.23)	6.95	(1.03)	6.41
Average Total Equity to Average Total Assets	13.19	10.10	13.16	9.93
Tangible common equity ratio (1)	12.61	9.76	12.61	9.76
Dividend payout ratio	-	-	-	-
Efficiency ratio (3)	77.21	67.30	66.73	66.18
Asset Quality:
Allowance for loan and lease losses to total loans held for investment	2.40	2.55	2.40	2.55
Net charge-offs (annualized) to average loans (4) (5) (6)	3.35	2.19	2.30	2.15
Provision for loan and lease losses to net charge-offs (7) (8)	94.23	51.09	99.19	56.76
Non-performing assets to total assets (4)	5.12	6.05	5.12	6.05
Non-performing loans held for investment to total loans held for investment (4)	5.03	5.96	5.03	5.96
Allowance to total non-performing loans held for investment (4)	47.79	42.71	47.79	42.71
Allowance to total non-performing loans held for investment
excluding residential real estate loans (4)	76.77	61.96	76.77	61.96
Other Information:
Common Stock Price: End of period	$4.82	$5.44	$4.82	$5.44

	As of June 30, 2015	As of December 31, 2014
Balance Sheet Data:
Loans, including loans held for sale	$9,297,701	$9,339,392
Allowance for loan and lease losses	221,518	222,395
Money market and investment securities	2,211,304	2,008,380
Intangible assets	53,235	49,907
Deferred tax asset, net	310,385	313,045
Total assets	12,578,813	12,727,835
Deposits	9,504,576	9,483,945
Borrowings	1,251,492	1,456,959
Total preferred equity	36,104	36,104
Total common equity	1,653,495	1,653,990
Accumulated other comprehensive loss, net of tax	(21,379)	(18,351)
Total equity	1,668,220	1,671,743

______________
(1)	Non-GAAP measure. Refer to "Capital" below for additional information about the components and a reconciliation of these measures.
(2)	On a tax-equivalent basis and excluding the changes in fair value of derivative instruments (see "Net Interest Income" below for a reconciliation of these non-GAAP measures).
(3)	Non-interest expense to the sum of net interest income and non-interest income. The denominator includes non-recurring income and changes in the fair value of derivative instruments.
(4)

Loans used in the denominator in calculating each of these ratios include purchased credit-impaired ("PCI") loans. However, the Corporation separately tracks and reports PCI loans and excludes these from non-performing loan and non-performing asset statistics.

(5)

The ratio of net charge-offs to average loans, excluding charge-offs associated with the bulk sale of assets, was 0.75% and 1.01% for the quarter and six-month period ended June 30, 2015, respectively.

(6)

The ratio of net-charge-offs to average loans excluding the impact associated with the acquisition of mortgage loans from Doral in the second quarter of 2014, was 1.90% and 2.01% for the quarter and six-month period ended June 30, 2014, respectively.

(7)

The ratio of the provision for loan and lease losses to net charge-offs, excluding the impact of the bulk sale of assets,was 157.21% and 129.16% for the quarter and six-month period ended June 30, 2015, respectively.

(8)

The ratio of the provision for loan and lease losses to net charge-offs, excluding the impact associated with the acquisition of mortgage loans from Doral in the second quarter of 2014, was 55.72% and 59.35% for the quarter and six month period ended June 30, 2014, respectively.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the accompanying unaudited consolidated financial statements of First BanCorp. (the “Corporation” or “First BanCorp.”) and should be read in conjunction with such financial statements and the notes thereto.

EXECUTIVE SUMMARY

First BanCorp. is a diversified financial holding company headquartered in San Juan, Puerto Rico offering a full range of financial products to consumers and commercial customers through various subsidiaries. First BanCorp. is the holding company of FirstBank Puerto Rico (“FirstBank” or the “Bank”) and FirstBank Insurance Agency. Through its wholly-owned subsidiaries, the Corporation operates offices in Puerto Rico, the United States Virgin Islands and British Virgin Islands, and the State of Florida (USA), concentrating on commercial banking, residential mortgage loan originations, finance leases, credit cards, personal loans, small loans, auto loans, and insurance agency and broker-dealer activities.

RECENT SIGNIFICANT EVENTS

Bulk Sale of Assets

On June 5, 2015, the Corporation completed the sale of commercial and construction loans with a book value of $147.5 million (principal balance of $196.5 million), comprised mostly of non-performing and adversely classified loans, as well as other real estate owned (“OREO”) with a book value of $2.9 million in a cash transaction.  The sale price of this bulk sale was $87.3 million.  Approximately $15.3 million of reserves had been allocated to the loans.  This transaction resulted in total charge-offs of $61.4 million and an incremental pre-tax loss of $48.7 million, including $0.9 million in professional service fees directly attributable to this bulk sale.

The inclusion of the $61.4 million of charge-offs from the bulk sale in the historical loss rates had an impact of approximately $15.5 million on the general reserve for loan losses determined for loans collectively evaluated for impairment.

Doral Bank Transaction

During the second quarter of 2015, the Corporation successfully completed the system conversion of loan and deposit accounts acquired from Doral Bank (“Doral”) to the FirstBank systems and recorded approximately $4.6 million of pre-tax conversion costs in the first half of 2015 ($2.6 million in the second quarter and $2.0 million in the first quarter).  In addition, the Corporation incurred approximately $3.6 million in interim servicing costs in the first half of 2015 ($2.4 million in the second quarter and $1.2 million in the first quarter).   As discussed in Note 2, Business Combination, to the consolidated unaudited financial statements, on February 27, 2015, FirstBank acquired 10 Puerto Rico branches of Doral Bank, assumed $522.7 million in deposits related to such branches, acquired approximately $324.8 million in principal balance of loans, primarily residential mortgage loans, acquired $5.5 million of property, plant and equipment and received $217.7 million of cash, through an alliance with other co-bidders on the failed Doral Bank (the “Doral Bank transaction”).  The Corporation recorded in the first quarter of 2015 a $13.4 million pre-tax bargain purchase gain in connection with the assets acquired and liabilities assumed from Doral.

Puerto Rico Economic Environment and Exposure to Puerto Rico Government

A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico, which has been in an economic recession essentially since 2006.  Based on the first six months of calendar year 2015, the main economic indicators suggest that the Puerto Rico economy remains weak.  For fiscal year 2015, the Puerto Rico Planning Board projects a continued economic contraction in the Commonwealth’s real gross national product (“GNP”) of 0.7%.  The seasonally adjusted labor force measure continued its declining trend in June 2015, reflecting a reduction of 0.6% compared to June 2014. This continued reduction has partially resulted in a reduced seasonally adjusted unemployment rate in Puerto Rico, which decreased to 12.6% in June 2015, compared to 13.5% in June 2014. The seasonally adjusted payroll non-farm employment slightly increased 0.3% in June 2015, compared to June 2014.

Based on information published by the Puerto Rico Government, preliminary General Fund net revenues for fiscal year ended June 30, 2015 were $8.961 billion, a decrease of $76.0 million when compared to the prior fiscal year and $604.1 million less than the original estimate for the year.  The Government’s most recent projection is that it will close fiscal year 2015 with a budget deficit in the range of $531 million to $566 million, an amount that, when adjusted for actual tax refunds paid in this fiscal year in excess of the reserve included in the budget for fiscal year 2015, increases the deficit to a range of $705 million to $740 million.

 On June 28, 2015, the Governor of Puerto Rico and the Government Development Bank for Puerto Rico (“GDB”) released a report by former World Bank Chief Economist and former Deputy Director of the International Monetary Fund, Dr. Anne Krueger, and economists Dr. Ranjit Teja and Dr. Andrew Wolfe (the “Krueger Report”) that analyzes the full extent of the Commonwealth’s fiscal condition including revenues, expenditures, deficits, and current and future obligations. It also makes recommendations for a five-year fiscal adjustment plan.  The Krueger Report states that Puerto Rico faces an acute crisis in the face of faltering economic activity, fiscal solvency and debt sustainability, and institutional credibility.

On June 29, 2015, the Governor of Puerto Rico announced that the Government will seek alternatives to ensure that the aggregate debt burden of the Commonwealth is adjusted so it can be repaid on sustainable terms, while ensuring pension obligations are honored over the long term and essential services for the people of Puerto Rico are maintained, and issued an Executive Order to create the Puerto Rico Fiscal and Economic Recovery Working Group (the “Working Group”). The Working Group was created to consider necessary measures,  including the measures recommended in the Krueger Report, to address the fiscal crisis of the Commonwealth and will be responsible for developing and recommending to the Governor of Puerto Rico the Puerto Rico Fiscal and Economic Adjustment Plan (the “Plan”). The Plan must contain the administrative and legislative measures necessary to address the short, medium and long-term fiscal and economic challenges facing Puerto Rico, including measures to: (i) address the financing gaps and the debt load on the public sector, (ii) achieve the execution of its budgets, (iii) achieve greater transparency with respect to statistics and the government’s financial information, and (iv) carry out the structural reforms necessary to promote the economic growth and competitiveness of the Commonwealth.

After the announcement, the top three credit rating agencies, Moody’s, S&P and Fitch downgraded the Puerto Rico issued bonds deeper into non-investment grade status.

 On July 31, 2015, GDB confirmed it make the debt service payment of $169.6 million on outstanding GDB notes due on August 1, 2015.  Nonetheless, another payment, due the same day, of $57.9 million related to a debt obligation of the Public Finance Corporation was not made.

During the second quarter of 2015, the Corporation recorded a $12.9 million other-than-temporary impairment (“OTTI”) on three Puerto Rico Government debt securities held by the Corporation as part of its available-for-sale securities portfolio, specifically bonds of the GDB and the Puerto Rico Public Buildings Authority.  The credit-related impairment loss estimate is based on the probability of default and loss severity in the event of default in consideration of the debt securities credit ratings and the latest available information about the Puerto Rico Government’s financial condition, including the Puerto Rico Government’s intentions to restructure its outstanding bond obligations.  Given the significant uncertainty of a debt restructuring process, the Corporation cannot be certain that future impairment charges will not be required against these securities.  As of June 30, 2015, the Corporation owns Puerto Rico Government debt securities in the aggregate amount of $52.7 million (net of the $12.9 million OTTI), carried on its books at a fair value of $34.6 million.

As of June 30, 2015, the Corporation had $340.0 million of credit facilities, excluding investment securities, granted to the Puerto Rico Government, its municipalities and public corporations, of which $326.7 million was outstanding (book value of $325.8 million). Approximately $204.3 million of the granted credit facilities outstanding consisted of loans to municipalities in Puerto Rico for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment.  Approximately $23.3 million consisted of loans to units of the central government, and approximately $99.0 million ($98.1 million book value) consisted of loans to public corporations, including the direct exposure to the Puerto Rico Electric Power Authority (“PREPA”) with a book value of $74.1 million as of June 30, 2015.

Furthermore, as of June 30, 2015, the Corporation had $131.0 million outstanding in financings to the hotel industry in Puerto Rico where the borrower and underlying collateral are the primary sources of repayment and the Puerto Rico Tourism Development Fund (“TDF”) provides a secondary guarantee for payment performance.  The TDF is a subsidiary of the GDB that works with private-sector financial institutions to structure financings for new hospitality projects.  The Corporation has been receiving payments from the TDF to cover scheduled payments on these financings since late 2012, including collections of interest and principal of approximately $4.6 million in 2015 and $8.6 million in 2014.

In addition, the Corporation had $124 million in indirect exposure to residential mortgage loans that are guaranteed by the Puerto Rico Housing Authority.  Mortgage loans guaranteed by the Puerto Rico Housing Authority are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default.

As of June 30, 2015, the Corporation had $326.9 million of public sector deposits in Puerto Rico. Approximately 54% came from municipalities in Puerto Rico and 46% came from public corporations and the central government and agencies.

NON-GAAP RECONCILIATION

The following table shows a reconciliation with respect to certain non-GAAP financial measures (“adjusted net charge-offs,” “adjusted provision for loan and lease losses,” “adjusted non-interest income,” “adjusted non-interest expenses,” and “adjusted pre-tax income”), which reflect the exclusion of the realized loss on the bulk sale of assets, the OTTI charge on Puerto Rico Government debt securities, system conversion costs related to the Doral Bank transaction and the bargain purchase gain, with the corresponding measures calculated and presented in accordance with GAAP.

(Dollars in thousands)					Excluding Bulk Sale Transaction, Acquisition and Conversion Cost and OTTI on Puerto Rico Government Debt Securities (Non-GAAP)
	As Reported (GAAP)	Bulk Sale Transaction Impact	Acquisition and Conversion Costs	OTTI on Puerto Rico Government Debt Securities

Quarter Ended June 30, 2015

Total net charge-offs (1)	$78,812	$61,435	$-	$-	$17,377
Total net charge-offs to average loans	3.35%				0.75%
Commercial mortgage	$41,665	$37,590	$-	$-	$4,075
Commercial mortgage loans net charge-offs to average loans	10.37%				1.06%
Commercial and Industrial	$20,417	$20,570	$-	$-	$(153)
Commercial and Industrial loans net charge-offs to average loans	3.41%				-0.03%
Construction	$2,083	$3,275	$-	$-	$(1,192)
Construction loans net charge-offs to average loans	4.90%				-2.94%

Provision for loan and lease losses	$74,266	$46,947	$-	$-	$27,319

Non-interest income	$6,670	$552	$-	$12,856	$20,078
Net (loss) gain on investments and impairments	(13,097)	-	-	12,856	(241)
Other non-interest income	9,785	552	-	-	10,337

Non-interest expenses	$102,799	$1,168	$2,562	$-	$99,069
Employees' compensation and benefits	37,945	-	104	-	37,841
Professional fees	19,005	918	1,983	-	16,104
Business promotion	3,934	-	274	-	3,660
Net loss on OREO operation	4,874	250	-	-	4,624
Other expenses	12,055	-	201	-	11,854

Pre-tax (loss) income	$(43,918)	$48,667	$2,562	$12,856	$20,167

(1) Charge-off percentages annualized

(Dollars in thousands)	As Reported (GAAP)	Bulk Sale Transaction Impact	Bargain Purchase Gain	Acquisition and conversion costs	OTTI on Puerto Rico Government Debt Securities	Excluding Bulk Sale Transaction, Bargain Purchase Gain, Acquisition and Conversion Costs and OTTI on Puerto Rico Government Debt Securities (Non-GAAP)

Six-Month Period Ended June 30, 2015

Total net charge-offs (1)	$108,113	$61,435	$-	$-	$-	$46,678
Total net charge-offs to average loans	2.30%				-	1.01%
Commercial mortgage	$45,395	$37,590	$-	$-	$-	$7,805
Commercial mortgage loans net charge-offs to average loans	5.55%				-	1.00%
Commercial and Industrial	$24,312	$20,570	$-	$-	$-	$3,742
Commercial and Industrial loans net charge-offs to average loans	2.00%				-	0.31%
Construction	$2,841	$3,275	$-	$-	$-	$(434)
Construction loans net charge-offs to average loans	2.90%				-	-0.98%

Provision for loan and lease losses	$107,236	$46,947	$-	$-	$-	$60,289

Non-interest income	$39,399	$552	$(13,443)	$-	$12,856	$39,364
Bargain purchase gain	13,443	-	(13,443)	-	-	-
Net loss on investment and impairments	(13,253)	-	-	-	12,856	(397)
Other net interest income	21,054	552	-	-	-	21,606

Non-interest expenses	$194,257	$1,168	$-	$4,646	$-	$188,443
Employees' compensation and benefits	73,599	-	-	104	-	73,495
Occupancy and equipment	29,408	-	-	118	-	29,290
Professional fees	34,223	918	-	3,709	-	29,596
Business promotion	6,802	-	-	437	-	6,365
Net loss on OREO operations	7,502	250	-	-	-	7,252
Other expenses	23,205	-	-	278	-	22,927
______________
Pre-tax (loss) income	$(10,240)	$48,667	$(13,443)	$4,646	$12,856	$42,486

1 - Charge-off percentages annualized

OVERVIEW OF RESULTS OF OPERATIONS

     First BanCorp.'s results of operations depend primarily on its net interest income, which is the difference between the interest income earned on its interest-earning assets, including investment securities and loans, and the interest expense incurred on its interest-bearing liabilities, including deposits and borrowings. Net interest income is affected by various factors, including: the interest rate scenario; the volumes, mix and composition of interest-earning assets and interest-bearing liabilities; and the re-pricing characteristics of these assets and liabilities. The Corporation's results of operations also depend on the provision for loan and lease losses, non-interest expenses (such as personnel, occupancy, deposit insurance premium and other costs), non-interest income (mainly service charges and fees on deposits, insurance income and revenues from broker-dealer operations), gains (losses) on sales of investments, gains (losses) on mortgage banking activities, and income taxes.

    The Corporation had a net loss of $34.1 million, or $0.16 per diluted common share, for the quarter ended June 30, 2015, compared to a net income of $21.2 million, or $0.11 per diluted common share, for the same period in 2014.  The Corporation’s financial results for the second quarter of 2015 were impacted by three significant items: (i) a $48.7 million pre-tax loss on a bulk sale of assets, mostly comprised of non-performing and adversely classified commercial loans, including transaction expenses, (ii) a $12.9 million OTTI charge on Puerto Rico Government debt securities, and (iii) a pre-tax cost of approximately $2.6 million related to the conversion of loan and deposit accounts acquired from Doral Bank to the FirstBank systems completed in the second quarter.

The key drivers of the Corporation’s financial results for the quarter ended June 30, 2015, compared to the same period in 2014, include the following:

•         Net interest income decreased $3.4 million to $126.5 million for the quarter ended June 30, 2015 compared to the same period in 2014.  The decrease in net interest income was primarily driven by: (i) a $7.8 million decrease in interest income on commercial loans, including a decrease of approximately $6.9 million attributable to a $656.5 million decline in the average volume of commercial loans and the adverse impact of $0.9 million in interest payments received in the second quarter of 2015 from the credit facility to PREPA, a government public corporation, accounted for on a cost-recovery basis, (ii) a $3.0 million decrease in interest income on mortgage-backed securities (“MBS”), including a decrease of approximately $1.4 million attributable to a $208.9 million decline in the average volume of MBS and a $1.6 million decrease related to lower yields reflecting, among other things, an acceleration of prepayment speeds and the gradual reinvestment of MBS prepayments in lower-yielding investments given the low interest rate environment, (iii) a $3.9 million decrease in interest income on consumer loans, other than credit cards, primarily related to a $147.1 million decrease in the average volume of such loans, and (iv) a $2.0 million decrease in the interest income on credit card loans mainly due to the fact that the remaining discount related to the credit card portfolio acquired in 2012 was fully accreted into income during the second quarter of 2014.

These variances were partially offset by: (i) a $9.7 million increase in the interest income on residential mortgage loans primarily related to the acquisition of several loan portfolios from Doral completed after the end of the first quarter of 2014, including the most recent acquisition in February 2015, (ii) a $2.5 million decrease in interest expense on deposits reflecting both a $686.9 million decrease in the average volume of brokered CDs and lower rates paid on certain of the Bank’s savings and interest-bearing checking accounts.  The net interest margin, excluding fair value adjustments, remained relatively flat showing a decrease of 2 basis points to 4.18% for the second quarter of 2015 compared to the same period in 2014.   For a definition and reconciliation of this non-GAAP measure, refer to “Net Interest Income” discussion below.

•         The provision for loan and lease losses increased $47.5 million to $74.3 million for the second quarter of 2015 compared to $26.7 million for the same period in 2014. The provision for loan and lease losses in the second quarter of 2015 includes a charge of $46.9 million associated with the bulk sale of assets.  Excluding the impact of the bulk sale of assets, the provision for loan and lease losses increased by $0.6 million in the second quarter of 2015 compared to the same period in 2014 reflecting, among other things, the incorporation of the $61.4 million of net charge-offs from the bulk sale in the historical loss rates used to estimate inherent losses for non-impaired loans that resulted in a $15.5 million increase to the general reserve, partially offset by a $13.1 million decrease in the provision for consumer loans that reflects improvements in charge-off rates, declining loss severity rates on auto loans and the overall decline in the size of this portfolio.

Net charge-offs totaled $78.8 million for the second quarter of 2015, or 3.35% of average loans on an annualized basis, compared to $52.3 million, or 2.19% of average loans for the same period in 2014.  The bulk sale of assets in 2015 added $61.4 million in net charge-offs in the second quarter of 2015 and the acquisition in the second quarter of 2014 of mortgage loans from Doral in full satisfaction of secured borrowings owed by Doral to FirstBank added $6.9 million in net charge-offs in the second quarter of 2014.  Adjusted net charge-offs, excluding the impact of the bulk sale of assets in 2015 and the acquisition of mortgage loans from Doral in 2014, amounted to $17.4 million in the second quarter of 2015, or an annualized 0.75% of average loans, a decrease of $28.0 million compared to the same period in 2014 reflecting decreases in all major loan categories.  Refer to the discussions under “Provision for loan and lease losses” and “Risk Management” below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios.

•         The Corporation recorded non-interest income of $6.7 million for the quarter ended June 30, 2015, compared to $15.9 million for the same period in 2014, a decrease of $9.2 million. The decrease was mainly related to the $12.9 million OTTI charge on Puerto Rico Government debt securities, partially offset by the $1.7 million in service charges on deposits and other fees associated with deposits assumed from Doral in late February 2015 and a $1.7 million increase in revenues from the mortgage banking business.  Refer to “Non-Interest Income” below for additional information.

•         Non-interest expenses increased by $4.7 million to $102.8 million for the second quarter of 2015 compared to the same period in 2014.  Excluding the $1.2 million of expenses and losses related to the bulk sale of assets and the $2.6 million of conversion costs related to the Doral Bank transaction incurred in the second quarter of 2015, non-interest expenses increased by $0.9 million mainly reflecting: (i) $2.4 million of interim servicing costs related to loan and deposit accounts acquired from Doral, (ii) $1.3 million of professional service fees related to special projects as well as strategic, stress testing and capital planning matters, (iii) a $3.0 million increase in employees’ compensation and benefits mainly associated with salary merit increases that became effective early in the second quarter of 2015, personnel costs related to branches acquired from Doral and a higher stock-based compensation expense, (iv) a $1.1 million increase in collections, appraisals, and other credit-related professional service fees related to troubled loan resolution efforts, and (v) a $0.8 million increase in occupancy and equipment costs primarily related to rental, depreciation and maintenance expenses associated with the acquired Doral branches.

These increases were partially offset by: (i) a $4.2 million decrease in the FDIC deposit insurance premium expense reflecting, among other things, the decrease in brokered CDs, a strengthened capital position and an improved earnings to assets average ratio, (ii) a $1.9 million decrease in OREO related expenses, and (iii) a $1.4 million decrease in taxes, other than income taxes, reflecting the elimination of Puerto Rico’s national gross receipts tax in 2015. Refer to “Non-Interest Expenses” below for additional information.

•         For the second quarter of 2015, the Corporation recorded an income tax benefit of $9.8 million, compared to an income tax benefit of $0.3 million for the same period in 2014. As a result of the partial reversal of the deferred tax assets valuation allowance recorded in the fourth quarter of 2014, the Corporation is now required to estimate and record a provision/benefit for income taxes for interim periods.  The Corporation’s effective tax rate for the first six months of 2015 was 18%, (30% when excluding entities for which a tax benefit from ordinary losses cannot be recognized).  As of June 30, 2015, the Corporation had a net deferred tax asset of $310.4 million (net of a valuation allowance of $204.0 million).  Refer to “Income Taxes” below for additional information.

•         As of June 30, 2015, total assets were $12.6 billion, a decrease of $149.0 million from December 31, 2014.  The decrease reflects a $113.7 million decrease in cash and cash equivalents primarily related to funds used for a $200 million reverse repurchase agreement entered into in April 2015 under a master netting arrangement.  This agreement qualifies for offsetting accounting, thus, the reverse repurchase agreement was netted against repurchase agreements in the consolidated statement of financial condition.  Also, total loans (net of allowance) decreased by $40.8 million primarily due to a $284.2 million decrease in commercial and construction loans, reflecting the $147.5 million of loans included in the bulk sale of assets and an additional $136.6 million decrease that included the sale of a $20 million participation in a loan and certain large repayments in Puerto Rico.  In addition, the consumer loan portfolio decreased by $83.3 million.  These variances were partially offset by a $325.8 million increase in residential mortgage loans mainly attributable to loans acquired from Doral in late February 2015.  Refer to  “Financial Condition and Operating Data” below for additional information.

•         As of June 30, 2015, total liabilities were $10.9 billion, a decrease of $145.5 million, from December 31, 2014.  The decrease was mainly related to a $556.2 million decrease in brokered CDs and the netting of the $200 million reverse repurchase agreement against repurchase agreements.  These variances were partially offset by a $576.9 million increase in non-brokered deposits, including an organic growth of approximately $114.7 million and approximately $462.2 million related to deposits assumed from Doral as of June 30, 2015.  Refer to “Risk Management – Liquidity and Capital Adequacy” below for additional information about the Corporation’s funding sources.

•         As of June 30, 2015, the Corporation’s stockholders’ equity was $1.7 billion, a decrease of $3.5 million from December 31, 2014.  The decrease was mainly driven by the net loss of $8.4 million reported for the first six months of 2015 and a $3.0 million decrease in other comprehensive income mainly attributable to the decrease in the fair value of U.S. agency MBS, partially offset by the exchange of $5.3 million of trust preferred securities for shares of the Corporation’s common stock.

•         The Corporation’s Total Capital, Common equity Tier 1 Capital, Tier 1 Capital and Leverage ratios calculated under the Basel III rules were 19.44%, 16.37%, 16.37%, and 11.94%, respectively, as of June 30, 2015.  The Corporation’s tangible common equity ratio increased to 12.61% as of June 30, 2015, from 12.51% as of December 31, 2014.  Refer to “Risk Management – Capital”  below for additional information including further information about the implementation of the Basel III rules in 2015.

•         Total loan production, including purchases, refinancings, renewals and draws from existing revolving and non-revolving commitments, was $767.0 million for the quarter ended June 30, 2015, excluding the utilization activity on outstanding credit cards, compared to $781.3 million for the same period in 2014.  The decrease in loan production was mainly related to lower borrowings under credit facilities granted to government entities in Puerto Rico and a decrease in auto loan originations.

•         Total non-performing assets were $644.4 million as of June 30, 2015, a decrease of $72.3 million from December 31, 2014.  The decrease was driven by the bulk sale of assets that included $91.9 million of non-performing commercial and construction loans, partially offset by the inflow to non-performing status in the first quarter of the $75.0 million credit facility with PREPA. The remainder of the decrease reflects charge-offs, commercial loans brought current, and cash collections.  Refer to “Risk Management - Non-accruing and Non-performing Assets” below for additional information.

•         Adversely classified commercial and construction loans held for investment decreased by $146.6 million to $411.0 million, or 26%, from December 31, 2014, also driven by the bulk sale of assets and improvements in repayment prospects on a $48 million commercial mortgage loan, partially offset by the migration of approximately $44.4 million of syndicated commercial loan participations to adverse classification categories.

Critical Accounting Policies and Practices

The accounting principles of the Corporation and the methods of applying these principles conform to generally accepted accounting principles in the United States (“GAAP”). The Corporation’s critical accounting policies relate to: 1) the allowance for loan and lease losses; 2) other-than-temporary impairments (“OTTIs”); 3) income taxes; 4) the classification and values of investment securities; 5) the valuation of financial instruments; 6) income recognition on loans; 7) fair values and the accounting for loans acquired, 8) loans held for sale; 9) accounting for business combinations; and 10) until 2014, equity method of accounting for investment in unconsolidated entity. These critical accounting policies involve judgments, estimates and assumptions made by management that affect the amounts recorded for assets, liabilities and contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimates, if different assumptions or conditions prevail. Certain determinations inherently require greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than those originally reported.

The Corporation’s critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in First BanCorp.’s 2014 Annual Report on Form 10-K. There have not been any material changes in the Corporation’s critical accounting policies since December 31, 2014.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the excess of interest earned by First BanCorp. on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp.’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter and six-month period ended June 30, 2015 was $126.5 million and $252.1 million, respectively, compared to $129.9 million and $261.2 million for the comparable periods in 2014. On a tax-equivalent basis, and excluding the changes in the fair value of derivative instruments, net interest income for the quarter and six-month period ended June 30, 2015 was $131.1 million and $260.8 million, respectively, compared to $134.7 million and $270.9 million for the comparable periods in 2014.

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

Part I

	Average Volume		Interest income (1) / expense		Average Rate (1)
Quarter ended June 30,	2015	2014	2015	2014	2015	2014

(Dollars in thousands)

Interest-earning assets:
Money market & other short-term investments	$737,227	$729,302	$510	$454	0.28%	0.25%
Government obligations (2)	469,155	335,813	2,617	2,101	2.24%	2.51%
Mortgage-backed securities	1,508,831	1,717,748	10,297	14,191	2.74%	3.31%
FHLB stock	25,435	27,995	257	273	4.05%	3.91%
Other Investments	818	320	-	-	-	-
Total investments (3)	2,741,466	2,811,178	13,681	17,019	2.00%	2.43%

Residential mortgage loans	3,321,269	2,635,082	46,310	36,707	5.59%	5.59%
Construction loans	169,890	198,665	1,566	1,691	3.70%	3.41%
C&I and commercial mortgage loans	4,002,266	4,658,776	43,316	50,473	4.34%	4.35%
Finance leases	228,749	243,014	4,507	4,985	7.90%	8.23%
Consumer loans	1,687,243	1,825,255	46,875	52,291	11.14%	11.49%
Total loans (4) (5)	9,409,417	9,560,792	142,574	146,147	6.08%	6.13%
Total interest-earning assets	$12,150,883	$12,371,970	$156,255	$163,166	5.16%	5.29%

Interest-bearing liabilities:
Brokered CDs	$2,437,937	$3,124,808	$6,039	$7,496	0.99%	0.96%
Other interest-bearing deposits	6,034,536	5,838,450	10,941	11,970	0.73%	0.82%
Other borrowed funds	971,194	1,131,959	7,231	8,217	2.99%	2.91%
FHLB advances	325,000	300,220	944	833	1.17%	1.11%
Total interest-bearing liabilities	$9,768,667	$10,395,437	$25,155	$28,516	1.03%	1.10%

Net interest income			$131,100	$134,650

Interest rate spread					4.13%	4.19%

Net interest margin					4.33%	4.37%

	Average Volume		Interest income (1) / expense		Average Rate (1)
Six-Month Period Ended June 30,	2015	2014	2015	2014	2015	2014
(Dollars in thousands)

Interest-earning assets:
Money market & other short-term investments	$774,782	$736,772	$1,047	$954	0.27%	0.26%
Government obligations (2)	445,682	339,313	4,955	4,159	2.24%	2.47%
Mortgage-backed securities	1,530,197	1,709,097	22,798	30,283	3.00%	3.57%
FHLB stock	25,451	28,199	552	614	4.37%	4.39%
Other Investments	590	320	-	-	-	-
Total investments (3)	2,776,702	2,813,701	29,352	36,010	2.13%	2.58%

Residential mortgage loans	3,221,513	2,592,738	89,792	71,665	5.62%	5.57%
Construction loans	170,967	207,553	3,098	3,706	3.65%	3.60%
C&I and commercial mortgage loans	4,064,440	4,741,613	86,987	101,785	4.32%	4.33%
Finance leases	229,520	244,613	9,118	10,175	8.01%	8.39%
Consumer loans	1,708,229	1,824,966	94,398	105,306	11.14%	11.64%
Total loans (4) (5)	9,394,669	9,611,483	283,393	292,637	6.08%	6.14%
Total interest-earning assets	$12,171,371	$12,425,184	$312,745	$328,647	5.18%	5.33%

Interest-bearing liabilities:
Brokered CDs	$2,586,470	$3,154,996	$12,649	$15,103	0.99%	0.97%
Other interest-bearing deposits	5,900,493	5,881,642	22,025	24,662	0.75%	0.85%
Other borrowed funds	1,051,132	1,131,959	15,441	16,345	2.96%	2.91%
FHLB advances	325,000	300,110	1,878	1,657	1.17%	1.11%
Total interest-bearing liabilities	$9,863,095	$10,468,707	$51,993	$57,767	1.06%	1.11%

Net interest income			$260,752	$270,880

Interest rate spread					4.12%	4.22%

Net interest margin					4.32%	4.40%

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
(5)

Interest income on loans includes $2.5 million and $2.8 million for the quarters ended June 30, 2015 and 2014, respectively, and $5.2 million and $5.8 million for the six-month periods ended June 30, 2015 and 2014, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

Part II
	Quarter ended June 30,			Six-Month Period Ended June 30,
	2015 compared to 2014			2015 compared to 2014
	Increase (decrease)			Increase (decrease)
	Due to:			Due to:
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income on interest-earning assets:
Money market & other short-term investments	$5	$51	$56	$50	$43	$93
Government obligations	790	(274)	516	1,250	(454)	796
Mortgage-backed securities	(1,602)	(2,292)	(3,894)	(2,970)	(4,515)	(7,485)
FHLB stock	(25)	9	(16)	(60)	(2)	(62)
Total investments	(832)	(2,506)	(3,338)	(1,730)	(4,928)	(6,658)
Residential mortgage loans	9,568	35	9,603	17,521	606	18,127
Construction loans	(256)	131	(125)	(661)	53	(608)
C&I and commercial mortgage loans	(7,105)	(52)	(7,157)	(14,494)	(304)	(14,798)
Finance leases	(286)	(192)	(478)	(611)	(446)	(1,057)
Consumer loans	(3,868)	(1,548)	(5,416)	(6,564)	(4,344)	(10,908)
Total loans	(1,947)	(1,626)	(3,573)	(4,809)	(4,435)	(9,244)
Total interest income	(2,779)	(4,132)	(6,911)	(6,539)	(9,363)	(15,902)
Interest expense on interest-bearing liabilities:
Brokered CDs	(1,677)	220	(1,457)	(2,764)	310	(2,454)
Other interest-bearing deposits	381	(1,410)	(1,029)	86	(2,723)	(2,637)
Other borrowed funds	(1,184)	198	(986)	(1,183)	279	(904)
FHLB advances	71	40	111	142	79	221
Total interest expense	(2,409)	(952)	(3,361)	(3,719)	(2,055)	(5,774)
Change in net interest income	$(370)	$(3,180)	$(3,550)	$(2,820)	$(7,308)	$(10,128)

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

    The following table reconciles net interest income in accordance with GAAP to net interest income, excluding valuations, and net interest income on an adjusted tax-equivalent basis.  The table reconciles net interest spread and net interest margin on a GAAP basis to these items excluding valuations and on an adjusted tax-equivalent basis:

(Dollars in thousands)
	Quarter Ended		Six-Month Period Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Interest Income - GAAP	$151,632	$158,423	$304,117	$318,994
Unrealized gain on derivative instruments	-	(262)	-	(575)
Interest income excluding valuations	151,632	158,161	304,117	318,419
Tax-equivalent adjustment	4,623	5,005	8,628	10,228
Interest income on a tax-equivalent basis and excluding valuations	156,255	163,166	312,745	328,647

Interest Expense - GAAP	25,155	28,516	51,993	57,767

Net interest income - GAAP	$126,477	$129,907	$252,124	$261,227

Net interest income excluding valuations	$126,477	$129,645	$252,124	$260,652

Net interest income on a tax-equivalent basis and excluding valuations	$131,100	$134,650	$260,752	$270,880

Average Balances
Loans and leases	$9,409,417	$9,560,792	$9,394,669	$9,611,483
Total securities and other short-term investments	2,741,466	2,811,178	2,776,702	2,813,701
Average Interest-Earning Assets	$12,150,883	$12,371,970	$12,171,371	$12,425,184

Average Interest-Bearing Liabilities	$9,768,667	$10,395,437	$9,863,095	$10,468,707

Average Yield/Rate
Average yield on interest-earning assets - GAAP	5.01%	5.14%	5.04%	5.18%
Average rate on interest-bearing liabilities - GAAP	1.03%	1.10%	1.06%	1.11%
Net interest spread - GAAP	3.98%	4.04%	3.98%	4.07%
Net interest margin - GAAP	4.18%	4.21%	4.18%	4.24%

Average yield on interest-earning assets excluding valuations	5.01%	5.13%	5.04%	5.17%
Average rate on interest-bearing liabilities excluding valuations	1.03%	1.10%	1.06%	1.11%
Net interest spread excluding valuations	3.98%	4.03%	3.98%	4.06%
Net interest margin excluding valuations	4.18%	4.20%	4.18%	4.23%

Average yield on interest-earning assets on a tax-equivalent basis
and excluding valuations	5.16%	5.29%	5.18%	5.33%
Average rate on interest-bearing liabilities excluding valuations	1.03%	1.10%	1.06%	1.11%
Net interest spread on a tax-equivalent basis and excluding valuations	4.13%	4.19%	4.12%	4.22%
Net interest margin on a tax-equivalent basis and excluding valuations	4.33%	4.37%	4.32%	4.40%

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

Derivative instruments, such as interest rate swaps, are subject to market risk. While the Corporation does have certain trading derivatives to facilitate customer transactions, the Corporation does not utilize derivative instruments for speculative purposes.  As of June 30, 2015, most of the interest rate swaps outstanding are used for protection against rising interest rates, although not designated as hedges.  Refer to Note 11 of the accompanying unaudited consolidated financial statements for further details concerning the notional amounts of derivative instruments and additional information.   As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on net interest income. This will depend, for the most part, on the shape of the yield curve, the level of interest rates, as well as the expectations for rates in the future.

For the quarter and six-month period ended June 30, 2015, net interest income decreased $3.4 million to $126.5 million, and $9.1 million to $252.1 million compared to the same periods in 2014. The net interest margin, excluding fair value adjustments, remained relatively flat showing a decrease of 2 basis points to 4.18% for the second quarter of 2015 compared to the same period in 2014.  The $3.4 million decrease in net interest income for the second quarter of 2015, compared to the same period in 2014 was primarily due to:

•         A $7.8 million decrease in interest income on commercial loans, including a decrease of approximately $6.9 million attributable to a $656.5 million decline in the average volume and the adverse impact of $0.9 million in interest payments received in the second quarter of 2015 from the PREPA credit facility accounted for on a cost-recovery basis.

•         A $3.0 million decrease in interest income on MBS investments, including a decrease of approximately $1.4 million attributable to the $208.9 million decline in the average volume of MBS investments and a $1.6 million decrease related to lower yields reflecting, among other things, an acceleration of prepayment speeds and the gradual reinvestment of MBS prepayments in lower-yielding investments given the low interest rate environment.

•         A $3.9 million decrease in interest income on consumer loans, other than credit cards, primarily related to a $147.1 million decrease in the average volume of such loans.

•         A $2.0 million decrease in the interest income on credit card loans mainly due to the fact that the remaining discount related to the credit card portfolio acquired in 2012 was fully accreted into income during the second quarter of 2014.

These variances were partially offset by:

•         A $9.7 million increase in the interest income on residential mortgage loans primarily related to the acquisition of several loan portfolios from Doral completed after the end of the first quarter of 2014, including the most recent acquisition in February 2015.

•         A $2.5 million decrease in interest expense on deposits, including a $1.7 million reduction related to a $686.9 million decrease in the average volume of brokered CDs and a $1.0 million reduction in interest expense on non-brokered interest-bearing deposits (net of a $0.5 million increase associated with deposits acquired from Doral in 2015) that reflects lower rates paid on certain of the Bank’s savings and interest-bearing checking accounts.  The Corporation’s strategic focus remains to grow non-brokered deposits and improve the overall mix of funding.  The average balance of non-brokered deposits increased by $196.1 million during the second quarter of 2015 compared to the same period in 2014.

•         A $1.0 million decrease in interest on repurchase agreements mainly related to the restructuring of $400 million of repurchase agreements in the first quarter of 2015, including the effect of the netting pursuant to GAAP of the $0.8 million interest income earned on a $200 million reverse repurchase agreement entered into in April 2015, as part of an agreement with an existing counterparty, against interest expense on repurchase agreements with the same counterparty.

The $9.1 million decrease in net interest income for the first half of 2015, compared to the same period in 2014 was primarily due to:

•         A $15.2 million decrease in interest income on commercial loans, including a decrease of approximately $13.9 million attributable to a $677.2 million decline in the average volume of such loans and the aforementioned adverse impact of $0.9 million in interest payments received in the second quarter of 2015 from the PREPA credit facility accounted for on a cost-recovery basis.

•         A $7.4 million decrease in interest income on consumer loans, other than credit cards, primarily related to a $121.7 million decrease in the average volume of such loans.

•         A $4.6 million decrease in interest income on credit card loans mainly due to the fact that the remaining discount related to the credit card portfolio acquired in 2012 was fully accreted into income during the second quarter of 2014.  The discount accretion during the first half of 2014 amounted to $3.8 million.

•         A $5.9 million decrease in interest income on MBS investments, including a decrease of approximately $2.5 million attributable to a $178.9 million decline in the average volume of MBS investments and a $3.5 million decrease related to lower yields reflecting, among other things, an acceleration of prepayment speeds and the gradual reinvestment of MBS prepayments in lower-yielding investments given the low interest rate environment.

These variances were partially offset by:

•         An $18.5 million increase in the interest income on residential mortgage loans primarily related to the acquisition of several loan portfolios from Doral completed after the end of the first quarter of 2014.

•         A $5.1 million decrease in interest expense on deposits, including a $2.8 million reduction related to a $568.5 million decrease in the average volume of brokered CDs and a $2.7 million reduction in interest expense on non-brokered interest-

bearing deposits (net of a $0.8 million increase associated with deposits acquired from Doral in 2015) that reflects lower rates paid on certain of the Bank’s savings and interest-bearing checking accounts.

•         A $1.0 million decrease in interest on repurchase agreements mainly related to the aforementioned restructuring of $400 million repurchase agreement and the netting effect of the $0.8 million interest income earned on the $200 million reverse repurchase agreement entered into in April 2015 that qualify for offsetting accounting pursuant to ASC 210-20-45-11.

On an adjusted tax-equivalent basis, net interest income for the quarter ended June 30, 2015 decreased by $3.6 million to $131.1 million when compared to the same period in 2014 and by $10.1 million to $260.8 million for the first half of 2015 compared to the same period in 2014. In addition to the facts discussed above, the decrease also includes a reduction of $0.4 million for the quarter and $1.6 million for the six-month period in the tax-equivalent adjustment attributable to a lower volume of tax-exempt assets.

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

For the second quarter and six-month period ended June 30, 2015, the Corporation recorded a provision for loan and lease losses of $74.3 million and $107.2 million, respectively, compared to $26.7 million and $58.7 million for the comparable periods in 2014.  The provision for loan and lease losses for the 2015 periods includes a $46.9 million charge associated with the commercial loans included in the bulk sale of assets.  Excluding the $46.9 million charge related to the bulk sale, the provision increased by $0.6 million for the second quarter and by $1.6 million for the six-month period ended June 30, 2015 compared to the same periods in 2014 driven by:

•         An increase in the provision for commercial and construction loans of $9.2 million and $11.5 million in the second quarter and six-month period ended June 30, 2015, respectively, compared to the same periods in 2014 driven by a $15.5 million increase to the general reserves as a result of the incorporation in the second quarter of 2015 of the $61.4 million of net charge-offs from the bulk sale in the historical loss rates used to estimate inherent losses for non-impaired loans.  The variance also reflects a decrease in loan loss recoveries in the Florida region of $2.4 million and $2.7 million in the second quarter and six-month period ended June 30, 2015, respectively, compared to the same periods in 2014.  These variances were partially offset by lower historical rates applied to some asset classifications resulting from improvements in loans’ migration experience, and the impact in the previous year of a $1.4 million charge to the provision attributable to the acquisition of residential mortgage loans form Doral Financial in full satisfaction of secured borrowings owed by such entity to FirstBank.

The Corporation incorporated the charge-offs information from the second quarter 2015 bulk sale in its measurement of credit impairment for loans collectively measured. The total bulk sale charge offs were included in the determination of historical loss rates with no reduction for the additional market discount  related to the bulk sale resolution;  in the past the Corporation had separated the market component of the loss.  The decision to include total charge-offs, with no qualitative adjustment for the steep discount on this bulk sale, considered the potential use of similar credit resolution strategies in the future in light of the current economic conditions in Puerto Rico.  The effect of this position resulted in the aforementioned  increase of $15.5 million in related allowance which management feels better reflects the inherent risk in the portfolio.

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

•         An increase in the provision for residential mortgage loans of $4.4 million and $7.1 million in the second quarter and six-month period ended June 30, 2015, respectively, compared to the same periods in 2014 driven by a reserve of $3.1 million established in the second quarter attributable to the purchased credit-impaired loans acquired from Doral in May 2014.  The reserve was driven by the revision of the expected cash flows of the portfolio for the remaining term of the loan pool based on market conditions. In addition, the increase in the provision for residential mortgage loans reflects the effect of decreases in appraised values of the portfolio and the overall increase in the size of this portfolio.

Partially offset by:

•         A decrease in the provision for consumer loans of $13.1 million and $17.0 million in the second quarter and six-month period ended June 30, 2015, respectively, compared to the same periods in 2014 mainly due to lower historical loss rates that reflect, among other things, improvements in charge-off trends and declining loss severity rates on auto loans.  Consumer loans net charge-offs decreased by $5.5 million and $6.0 million in the second quarter and six-month period ended June 30, 2015, respectively, compared to the same periods in 2014, including loan loss recoveries of $2.7 million on the sale in the second quarter of 2015 of certain auto and personal loans that had been fully charged-off in prior periods.  The decrease in the provision also reflects the decline in the size of this portfolio.

Refer to “Credit Risk Management” below for an analysis of the allowance for loan and lease losses, non-performing assets, impaired loans and related information and refer to “Financial Condition and Operating Analysis – Loan Portfolio” and “Risk Management — Credit Risk Management” below for additional information concerning the Corporation’s loan portfolio exposure in the geographic areas where the Corporation does business.

Non-Interest Income

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2015	2014	2015	2014
	(In thousands)

Service charges on deposit accounts	$5,219	$4,222	$9,774	$8,349
Mortgage banking activities	4,763	3,036	8,381	6,404
Insurance income	1,522	1,467	4,544	4,038
Broker-dealer income	-	-	-	459
Other operating income	8,263	7,585	16,510	15,020

Non-interest income before net (loss) gain on investments,
bargain purchase gain and equity in loss
of unconsolidated entity	19,767	16,310	39,209	34,270

OTTI on debt securities	(13,097)	-	(13,253)	-
Net gain on sale of investments	-	291	-	291
Net (loss) gain on investments	(13,097)	291	(13,253)	291

Bargain purchase gain	-	-	13,443	-
Equity in loss of unconsolidated entity	-	(670)	-	(7,280)
Total	$6,670	$15,931	$39,399	$27,281

Non-interest income primarily consists of service charges on deposit accounts; commissions derived from various banking, securities and insurance activities; gains and losses on mortgage banking activities; interchange and other fees related to debit and credit cards; equity in earnings (loss) of unconsolidated entity through the second quarter of 2014; and net gains and losses on investments and impairments.

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

Equity in earnings (losses) of unconsolidated entity relates to FirstBank’s investment in CPG/GS, the entity that purchased $269 million of loans from FirstBank during the first quarter of 2011. The Bank holds a 35% subordinated ownership interest in CPG/GS. The value of the investment in this unconsolidated entity became zero in the second quarter of 2014. Refer to Note 14 of the Corporation’s unaudited consolidated financial statements for the quarter ended June 30, 2015 for additional information about the Bank’s investment in CPG/GS.

   Non-interest income for the second quarter of 2015 amounted to $6.7 million, compared to $15.9 million for the second quarter of 2014.  The $9.2 million decrease in non-interest income was primarily due to the following:

•         A $12.9 million OTTI charge on Puerto Rico Government securities. Please refer to “Recent Significant Event - Puerto Rico Economic Environment and Exposure to Puerto Rico Government” above and Note 5 of the Corporation’s unaudited consolidated financial statements for the quarter ended June 30, 2015 for additional information about the determination of this charge.

•         A $0.6 million loss on the sale of a commercial mortgage loan held for sale as part of the bulk sale of assets, included as a reduction of “Other operating income” in the table above.

Partially offset by:

•         A $1.7 million increase in revenues from the mortgage banking business driven by a $0.9 million increase in income from mortgage hedging activities related to gains/losses on to-be-announced (TBAs) MBS forward contracts, a $0.7 million decrease in charges related to compensatory fees imposed by government-sponsored agencies and a $0.2 million increase in realized gains on sales of residential mortgage loans.  Loans sold in the secondary market to U.S. government-sponsored entities amounted to $121.2 million with a related gain of $3.4 million in the second quarter of 2015, compared to $83.1 million with a related gain of $3.2 million in the second quarter of 2014.

•         A $0.9 million increase in service charges on deposits and an increase of $0.7 million in other fees associated with the deposits assumed from Doral late in February 2015.

•         Equity in loss of unconsolidated entity in the amount of $0.7 million recognized in the second quarter of 2014 on the Bank’s investment in CPG/GS.  The value of the investment in this unconsolidated entity became zero in the second quarter of 2014.

Non-interest income for the six-month period ended June 30, 2015 amounted to $39.4 million, compared to $27.3 million for the same period in 2014.  The $12.1 million increase in non-interest income was primarily due to:

•         A $13.4 million bargain purchase gain on assets acquired and deposits assumed from Doral in the first quarter of 2015.

•         Equity in loss of unconsolidated entity in the amount of $7.3 million recognized in the first half of 2014 on the Bank’s investment in CPG/GS.

•         A $1.3 million increase in service charges on deposits and an increase of $1.2 million in other fees associated with the deposits assumed from Doral late in February 2015.

•         A $2.0 million increase in revenues from the mortgage banking business driven by a $1.2 million increase in income from mortgage hedging activities related to gains/losses on TBAs MBS forward contracts, a $0.9 million decrease in charges related to compensatory fees imposed by government-sponsored agencies and a $0.4 million increase in servicing fees, partially offset by a $0.3 million decrease in realized gains on sales of residential mortgage loans.  Loans sold in the secondary market to U.S. government-sponsored entities amounted to $206.5 million with a related gain of $6.3 million in the first half of 2015, compared to $169.3 million with a related gain of $6.7 million in the first half of 2014 that include higher margins on the sale of re-performing mortgage loans.

•         A $1.0 million increase in merchant fees, included as part of “Other operating income” in the table above.

Partially offset by:

•         A $12.9 million OTTI charge on Puerto Rico Government securities.

•         A $0.6 million loss on the sale of a commercial mortgage loan held for sale as part of the bulk sale of assets, included as a reduction of “Other operating income” in the table above.

•         A $0.5 million decrease in fee income from the broker-dealer subsidiary as a result of underwriting fees on a bond issuance of the Puerto Rico Government that took place in the first quarter of 2014.

Non-Interest Expenses

The following table presents the detail of non-interest expenses for the periods indicated:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2015	2014	2015	2014
	(In thousands)

Employees' compensation and benefits	$37,945	$34,793	$73,599	$67,691
Occupancy and equipment	15,059	14,482	29,408	28,800
Insurance and supervisory fees	6,796	10,784	13,656	21,774
Taxes, other than income taxes	3,131	4,504	6,132	9,079
Professional fees:
Collections, appraisals and other credit related fees	3,777	2,948	7,224	4,702
Outsourcing technology services	4,789	4,610	9,493	8,824
Other professional fees	10,439	4,397	17,506	8,922
Credit and debit card processing expenses	3,945	3,882	7,902	7,706
Business promotion	3,934	4,142	6,802	8,115
Communications	2,045	1,894	3,653	3,773
Net loss on OREO and OREO operations	4,874	6,778	7,502	12,615
Other	6,065	4,931	11,650	8,929
	$102,799	$98,145	$194,527	$190,930

Non-interest expenses increased by $4.7 million to $102.8 million for the second quarter of 2015 compared to $98.1 million for the second quarter of 2014. Non-interest expenses in the second quarter of 2015 include costs of $2.6 million related to the conversion of loan and deposit accounts acquired from Doral to the FirstBank systems completed in the second quarter and $1.2 million of expenses and losses associated with the bulk sale of assets.  The increase of $4.7 million was principally attributable to:

•         A $7.1 million increase in total professional service fees, including: (i) $2.4 million in interim servicing costs incurred in the second quarter of 2015 related to loans and deposits acquired from Doral until completion of the conversion to the FirstBank systems in May 2015. The ongoing corresponding costs related to the processing and maintenance of these accounts are estimated to be approximately $0.4 million on a monthly basis, (ii) $2.0 million of non-recurring professional service fees directly related to the conversion process, (iii) $1.3 million in consulting and legal expenses for special projects as well as strategic, stress testing and capital planning matters that are not expected to be incurred on an ongoing basis, and (iv) a $0.8 million increase in collections, appraisals and other credit related professional service fees related to troubled loan resolution efforts.

•         A $3.2 million increase in employees’ compensation and benefit expenses mainly due to salary merit increases that became effective early in the second quarter and accounted for approximately $1.4 million of the increase, the impact of personnel costs related to branches acquired from Doral that account for approximately $0.7 million of the increase, a $0.4 million increase in stock-based compensation expense, and a $0.3 million increase in incentive-based compensation.

•         A $0.6 million increase in occupancy and equipment costs primarily resulting from $0.8 million of rental, depreciation, and maintenance expenses associated with the acquired Doral branches.

•         A $1.1 million increase in “other expenses” in the table above that includes $0.7 million related to supplies, processing expenses and the amortization of the core deposit intangible associated with the acquired Doral branches.

Partially offset by:

•         A $4.2 million decrease in the FDIC insurance premium expense reflecting, among other things, the decrease in brokered CDs, a strengthened capital position and an improved earnings to assets average ratio.

•         A $1.9 million decrease in OREO related expenses reflecting an increase of $1.1 million in rental income from income-producing OREO properties and a $0.7 million decrease in write-downs and losses on sale of OREO properties.

•         A $1.4 million decrease in taxes, other than income taxes, reflecting the elimination of Puerto Rico’s national gross receipts tax effective January 1, 2015.

Non-interest expenses increased by $3.6 million to $194.5 million for the first half of 2015 compared to $190.9 million for the same period in 2014. Non-interest expenses in the first half of 2015 include costs of $4.6 million related to the conversion of loan and deposit accounts acquired from Doral to the FirstBank systems, which was completed in the second quarter, and the aforementioned $1.2 million of expenses and losses associated with the bulk sale of assets.  The increase of $3.6 million was principally attributable to:

•         An $11.8 million increase in total professional service fees, including: (i) $3.6 million in interim servicing costs incurred in the first half of 2015 related to loans and deposits acquired from Doral in late February 2015 up to the completion of the conversion in May 2015, (ii) $3.7 million of non-recurring professional service fees directly related to the conversion process, (iii) $1.3 million in consulting and legal expenses for special projects as well as strategic, stress testing and capital planning matters that are not expected to be incurred on an ongoing basis, and (iv) a $2.5 million increase in collections, appraisals and other credit related professional service fees related to troubled loan resolution efforts.

•         A $5.9 million increase in employees’ compensation and benefit expenses mainly due to salary merit increases, the impact of personnel costs related to the branches acquired from Doral that account for approximately $1.0 million of the increase, a $0.9 million increase in stock-based compensation expense, and a $0.9 million increase in incentive and performance-based compensation.

•         A $0.6 million increase in occupancy and equipment costs primarily related to $1.0 million in rental, depreciation, and maintenance expenses associated with the acquired Doral branches.

•         A $2.7 million increase in “other expenses” in the table above, that includes $0.8 million related to supplies, processing expenses and the amortization of the core deposit intangible associated with the acquired Doral branches and a $0.9 million increase in the provision for unfunded loan commitments. Other increases were reflected in merchant processing expenses and losses on sale of repossessed boats.

Partially offset by:

•         An $8.2 million decrease in the FDIC insurance premium expense reflecting, among other things, the continued decrease in brokered CDs, a strengthened capital position and an improved earnings to assets average ratio.

•         A $5.1 million decrease in OREO related expenses reflecting an increase of $1.7 million in rental income from income-producing OREO properties and a $2.5 million decrease in write-downs to the value of OREO properties.

•         A $2.9 million decrease in taxes, other than income taxes, reflecting the elimination of Puerto Rico’s national gross receipts tax effective January 1, 2015.

•         A $1.3 million decrease in business promotion expenses mainly due to lower marketing expenses.

Income Taxes

Income tax expense includes Puerto Rico and USVI income taxes as well as applicable United States (“U.S.”) federal and state taxes. The Corporation is subject to Puerto Rico income tax on its income from all sources. As a Puerto Rico corporation, First Bancorp, is treated as a foreign corporation for U.S. and USVI income tax purposes and is generally subject to U.S. and USVI income tax only on its income from sources within the U.S. and USVI or income effectively connected with the conduct of a trade or business in those regions. Any such tax paid is also creditable against the Corporation’s Puerto Rico tax liability, subject to certain conditions and limitations.

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

     In 2010, the Corporation established a valuation allowance for substantially all of the deferred tax assets of its banking subsidiary, FirstBank, primarily due to significant operational losses driven by charges to the provision for loan losses, a three-year cumulative loss position as of the end of the year 2010, and uncertainty regarding the amount of future taxable income that the Bank could forecast. As of December 31, 2014, based upon the assessment of all positive and negative evidence, management concluded that it was more likely than not that FirstBank will generate sufficient taxable income within the applicable NOL carry-forward periods to realize $313.0 million of its deferred tax assets and, therefore, reversed $302.9 million of the valuation allowance. As of June 30, 2015, the deferred tax assets, net of a valuation allowance of $204.0 million, amounted to $310.4 million and management concluded, based upon the assessment of all positive and negative evidence, that it is more likely than not that the Corporation will generate sufficient taxable income within the applicable NOL carry-forward periods to realize such amount.

       The Corporation recorded an income tax benefit of $9.8 million and $1.8 million in the second quarter and first six-months of 2015, respectively, compared to an income tax benefit of $0.3 million and an income tax expense of $0.6 million for the same periods in 2014.  For the six-month period ended June 30, 2015, the Corporation calculated the provision for income taxes by applying the estimated annual effective tax rate for the full fiscal year to ordinary income or loss.  The Corporation had historically calculated the provision for income taxes for interim periods by using a discrete effective tax rate method since it had a full valuation allowance on most of its deferred tax assets.  As a result of the partial valuation allowance release during the fourth quarter of 2014, management will use the estimated annual effective tax rate as required by ASC 740 for interim period reporting.  In the computation of the consolidated worldwide estimated annual effective tax rate, ASC 740-270 requires the exclusion of legal entities with pre-tax losses from which a tax benefit cannot be recognized. The year to date consolidated worldwide estimated effective tax rate, excluding entities with pre-tax losses from which a tax benefit cannot be recognized, is 30%.  The year to date effective tax rate including all entities is 18%. The income tax benefit recorded in the first half of 2015 is a result of applying the estimated annual effective tax rate to the year to date ordinary loss. The pre-tax loss in 2015 was mainly driven by the $12.9 million OTTI on Puerto Rico Government debt securities held by the Corporation as part of its available-for-sale securities portfolio, $4.6 million in non-recurring acquisition and conversion costs related to the Doral Bank transaction and a bulk sale of non-performing and classified assets which resulted in a loss of $48.7 million.

    As of June 30, 2015, the Corporation did not have Unrecognized Tax Benefits (“UTBs”) recorded on its books. During 2014, the Corporation reached final settlement with the IRS in connection with the 2007-2009 examination periods.  As a result, the Corporation released a portion of its reserve for uncertain tax positions, resulting in a tax benefit of $1.8 million, and paid $2.5 million to settle the tax liability resulting from the audit.

   During the second quarter of 2015, the Corporation settled the previously accrued interest of $1.3 million related to the aforementioned IRS examination. The Corporation classifies all interest and penalties, if any, related to tax uncertainties as income tax expense. Audit periods remain open for review until the statute of limitation has passed. The statute of limitation under the 2011 PR code is 4 years; the statute of limitation for Virgin Islands and U.S. income tax purposes are each three years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitation for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to the results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For Virgin Islands and U.S. income tax purposes, all tax years subsequent to 2011 remain open to examination. The 2012 U.S. federal tax return is currently under examination by the IRS. For Puerto Rico purposes, all tax years subsequent to 2010 remain open to examination.

   During 2013, the Puerto Rico Government approved Act No. 40, which imposed a national gross receipts tax.  The national gross receipts tax for financial institutions was computed on the basis of 1% of gross income, net of allowable exclusions. Subject to certain limitations, a financial institution was able to claim a credit of 0.5% of its gross income, against its regular income tax or the alternative minimum tax (“AMT”). However, on December 22, 2014, the Governor of Puerto Rico signed Act No. 238, which amended the 2011 PR Code. Act No. 238 clarifies that the national gross receipts tax will not be applicable to taxable years starting after December 31, 2014. Accordingly, during this first half of 2015, the Corporation did not record national gross receipts tax expense. During the first half of 2014, a $2.8 million gross receipt tax expense was included as part of “Taxes, other than income taxes” in the consolidated statement of income and a $1.4 million benefit related to this credit was recorded as a reduction to the provision for income taxes.

   In May 28, 2015, the Puerto Rico legislature approved Act 72-2015 enacting amendments to the Puerto Rico Internal Revenue Code. Amendments related to the income tax provision determination include changes to the alternative minimum tax computation, and changes to the use limitation on net operating losses and capital losses for 2015 and future taxable years. The change in tax law affected the Corporation’s income tax computation by limiting the net operating loss deduction to 80% of taxable income, compared to a 90% limitation on prior years. This change was incorporated in our annual estimated effective tax rate and did not have a significant impact in the current year.

 FINANCIAL CONDITION AND OPERATING DATA ANALYSIS

Assets

Total assets were $12.6 billion as of June 30, 2015, a decrease of $149.0 million from December 31, 2014.  The decrease primarily reflects a $113.7 million decrease in cash and cash equivalents related to funds used for the $200 million reverse repurchase agreement entered into in April 2015 under a master netting arrangement.  As mentioned above, this agreement qualifies for offsetting accounting, thus, the reverse repurchase agreement was netted against repurchase agreements in the consolidated statement of financial condition.  Also, total loans (net of allowance) decreased by $40.8 million as further discussed below.

Loan Portfolio

The following table presents the composition of the Corporation’s loan portfolio, including loans held for sale, as of the dates indicated:

	June 30,	December 31,
(In thousands)	2015	2014

Residential mortgage loans	$3,327,350	$3,011,187

Commercial loans:
Commercial mortgage loans	1,518,151	1,665,787
Construction loans	120,848	123,480
Commercial and Industrial loans	2,352,111	2,479,437
Total commercial loans	3,991,110	4,268,704
Finance leases	228,280	232,126
Consumer loans	1,670,935	1,750,419
Total loans held for investment	9,217,675	9,262,436

Less:
Allowance for loan and lease losses	(221,518)	(222,395)
Total loans held for investment, net	$8,996,157	$9,040,041
Loans held for sale	80,026	76,956
Total loans, net	$9,076,183	$9,116,997

As of June 30, 2015, the Corporation’s total loans, net of allowance, decreased by $40.8 million, when compared with the balance as of December 31, 2014. The decrease was primarily due to a $284.2 million decrease in commercial and construction loans, reflecting the $147.5 million of loans included in the bulk sale of assets and an additional $136.6 million decrease that included the sale of a $20 million participation in a loan and certain large repayments in Puerto Rico.  In addition, the consumer loan portfolio decreased by $83.3 million.  These variances were partially offset by a $325.8 million increase in residential mortgage loans, including residential mortgage loans held for sale, mainly attributable to loans acquired from Doral in late February 2015.

As shown in the table above, as of June 30, 2015, the loans held for investment portfolio was comprised of commercial loans (43%), residential real estate loans (36%), and consumer and finance leases (21%). Of the total gross loan portfolio held for investment of $9.2 billion as of June 30, 2015, approximately 82% has credit risk concentration in Puerto Rico, 11% in the United States (mainly in the state of Florida) and 7% in the Virgin Islands, as shown in the following table:

As of June 30, 2015	Puerto Rico	Virgin Islands	United States	Total
	(In thousands)
Residential mortgage loans	$2,612,613	$333,914	$380,823	$3,327,350
Commercial mortgage loans	1,182,764	73,516	261,871	1,518,151
Construction loans	62,037	30,168	28,643	120,848
Commercial and Industrial loans	1,925,811	121,361	304,939	2,352,111
Total commercial loans	3,170,612	225,045	595,453	3,991,110
Finance leases	228,280	-	-	228,280
Consumer loans	1,583,342	47,071	40,522	1,670,935
Total loans held for investment, gross	$7,594,847	$606,030	$1,016,798	$9,217,675

Loans held for sale	38,425	40,170	1,431	80,026
Total loans	$7,633,272	$646,200	$1,018,229	$9,297,701

As of December 31, 2014	Puerto Rico	Virgin Islands	United States	Total
	(In thousands)
Residential mortgage loans	$2,325,455	$341,098	$344,634	$3,011,187
Commercial mortgage loans	1,305,057	69,629	291,101	1,665,787
Construction loans	70,618	30,011	22,851	123,480
Commercial and Industrial loans	2,072,265	120,947	286,225	2,479,437
Total commercial loans	3,447,940	220,587	600,177	4,268,704
Finance leases	232,126	-	-	232,126
Consumer loans	1,666,373	47,811	36,235	1,750,419
Total loans held for investment, gross	$7,671,894	$609,496	$981,046	$9,262,436

Loans held for sale	34,972	40,317	1,667	76,956
Total loans	$7,706,866	$649,813	$982,713	$9,339,392

           Residential Real Estate Loans

As of June 30, 2015, the Corporation’s residential real estate loan portfolio held for investment increased by $316.2 million to $3.3 billion, as compared to the balance of $3.0 billion as of December 31, 2014, mainly due to the $321.0 million of residential mortgage loans acquired from Doral in late February 2015.

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

Commercial and Construction Loans

As of June 30, 2015, the Corporation’s commercial and construction loan portfolio held for investment decreased by $277.6 million to $4.0 billion, as compared to the balance of $4.3 billion as of December 31, 2014. The reduction primarily reflects the effect of the aforementioned bulk sale of assets that included $147.5 million of commercial and construction loans, primarily non-performing and adversely classified loans.  In addition, the decline reflects the effect of the sale of a $20.0 million participation in a loan and large repayments in Puerto Rico.

As of June 30, 2015, the Corporation had $340.0 million of credit facilities, excluding investment securities, granted to the Puerto Rico Government, its municipalities and public corporations, of which $326.7 million was outstanding (book value of $325.8 million), compared to $308.0 million outstanding as of December 31, 2014.  Approximately $204.3 million of the granted credit facilities outstanding consisted of loans to municipalities in Puerto Rico for which, in most cases, the good faith, credit, and unlimited taxing power of the applicable municipality have been pledged to their repayment.  Approximately $23.3 million consisted of loans to units of the central government, and approximately $99.0 million ($98.1 million book value) consisted of loans to public corporations, including the direct exposure to PREPA with a book value of $74.1 million as of June 30, 2015 that was placed in non-accrual status in the first quarter of 2015 and for which interest payments are now recorded on a cost recovery basis.

Furthermore, as of June 30, 2015, the Corporation had $131.0 million outstanding in financings to the hotel industry in Puerto Rico where the borrower and underlying collateral are the primary sources of repayment and the TDF provides a secondary guarantee for payment performance. The Corporation has been receiving payments from the TDF to cover scheduled payments on these financings since late 2012, including collections of interest and principal of approximately $4.6 million in 2015 and $8.6 million in 2014.

As of June 30, 2015, the Corporation’s total exposure to shared national credit (“SNC”) loans amounted to $612.4 million. Approximately $478.1 million of the SNC exposure is in Puerto Rico, including the $74.1 million book value of the PREPA credit facility and $74.8 million of the loans guaranteed by the TDF.

The Corporation has significantly reduced its exposure to construction loans and current originations are mainly draws from existing commitments.

The composition of the Corporation's construction loan portfolio held for investment as of June 30, 2015 by category and geographic location is as follows:

As of June 30, 2015
	Puerto Rico	Virgin Islands	United States	Total
	(In thousands)
Loans for residential housing projects:
Mid-rise (1)	$1,545	$4,107	$-	$5,652
Single-family, detached	6,946	-	14,481	21,427
Total for residential housing projects	8,491	4,107	14,481	27,079

Construction loans to individuals secured by residential properties	1,189	1,219	-	2,408
Loans for commercial projects	18,530	6,893	13,810	39,233
Bridge loans - commercial	-	13,052	-	13,052
Land loans - residential	19,679	4,997	352	25,028
Land loans - commercial	13,679	-	-	13,679
Total before net deferred fees and allowance for loan losses	$61,568	$30,268	$28,643	$120,479
Net deferred cost (fees)	469	(100)	-	369
Total construction loan portfolio, gross	62,037	30,168	28,643	120,848
Allowance for loan losses	(8,898)	(1,970)	(997)	(11,865)

Total construction loan portfolio, net	$53,139	$28,198	$27,646	$108,983
____________________
(1)	Mid-rise relates to buildings of up to 7 stories.

The following table presents further information on the Corporation’s construction portfolio as of and for the six-month period ended June 30, 2015:

	(In thousands)
	Total undisbursed funds under existing commitments	$53,275

	Construction loans held for investment in non-accrual status	$16,118

	Construction loans held for sale in non-accrual status	$47,802

	Net charge offs - Construction loans (1)	$2,481

	Allowance for loan losses - Construction loans	$11,865

	Non-performing construction loans to total construction loans, including held for sale	37.90%

	Allowance for loan losses - construction loans to total construction loans held for investment	9.82%

	Net charge-offs (annualized) to total average construction loans	2.90%

(1)	Includes net charge-offs totaling $3.3 million associated with the bulk sale of assets.

The following summarizes the construction loans for residential housing projects in Puerto Rico segregated by the estimated selling price of the units:

		(In thousands)

	Under $300k	$2,816
	Over $600k (1)	5,675
		$8,491
_____________
(1)	Mainly composed of two residential housing projects in Puerto Rico.

Consumer Loans and Finance Leases

As of June 30, 2015, the Corporation’s consumer loan and finance lease portfolio decreased by $83.3 million to $1.9 billion, as compared to the portfolio balance of $2.0 billion as of December 31, 2014, mainly as a result of charge-offs and repayments that exceeded the volume of new originations.  The auto and finance lease portfolio decreased by $68.5 million during the first half of 2015 to $1.2 billion reflecting repayments, charge-offs and a reduced activity in new loan originations.  The auto loan and finance lease portfolios in Puerto Rico amounted to $954.3 million and $228.3 million, respectively, as of June 30, 2015, compared to $1.0 billion and $232.1 million, respectively, as of December 31, 2014.

The remaining decrease in the consumer loan portfolio was primarily related to a $7.2 million reduction in the credit card loan portfolio balance, to $299.4 million as of June 30, 2015, and a $4.9 million decrease in boat loans, to $42.5 million as of June 30, 2015.

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

    The following table provides a breakdown on First BanCorp.'s loan production, including purchases, refinancings, renewals and draws from existing revolving and non-revolving commitments for the periods indicated:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2015	2014	2015	2014
	(In thousands)

Residential real estate	$197,459	$160,964	$350,134	$312,088
C&I and commercial mortgage	418,831	440,214	813,593	861,067
Construction	14,347	8,914	23,771	15,396
Finance leases	20,697	16,160	40,353	40,747
Consumer	202,051	244,962	391,588	495,224
Total loan production	$853,385	$871,214	$1,619,439	$1,724,522

The Corporation is experiencing continued loan demand and has continued its targeted origination strategy. During the second  quarter and six-month period ended on June 30, 2015, total loan originations, including purchases, refinancings, renewals, and draws from existing revolving and non-revolving commitments, amounted to approximately $853.4 million and $1.6 billion, respectively, compared to $871.2 million and $1.7 billion, respectively, for the comparable periods in 2014.  These statistics exclude the $324.8 million of loans acquired from Doral in late February 2015.

Residential mortgage loan originations and purchases for the quarter and six-month period ended June 30, 2015 amounted to $197.5 million and $350.1 million, respectively, compared to $161.0 million and $312.1 million, respectively, for the comparable periods in 2014. The increase in 2015 is primarily related to refinancings and conforming loan originations in Puerto Rico.  These statistics include purchases of $22.1 million and $46.0 million for the quarter and six-month period ended June 30, 2015 compared to $36.1 million and $80.5 million for the comparable periods in 2014.

C&I loan originations (excluding government loans) for the quarter and six-month period ended June 30, 2015 amounted to $395.6 million and $708.5 million, respectively, compared to $280.1 million and $574.4 million, respectively, for the comparable periods in 2014. The increase in the 2015 periods was mainly related to disbursements on existing credit facilities and an increased volume of loan originations in Florida.  C&I loan originations in Florida for the quarter and six-month period ended June 30, 2015 amounted to $69.7 million and $90.9 million, respectively, compared to $38.5 million and $68.1 million, respectively, for the comparable period in 2014.

Government loan originations for the quarter and six-month period ended June 30, 2015 amounted to $10.9 million and $30.3 million, respectively, compared to $151.4 million and $265.5 million, respectively, for the comparable periods in 2014, a decrease driven by the reduced activity in credit facilities granted to the Commonwealth of Puerto Rico central government and instrumentalities.

Originations of auto loans (including finance leases) for the quarter and six-month period ended June 30, 2015 amounted to $89.4 million and $178.6 million, respectively, compared to $121.7 million and $265.9 million, respectively, for the comparable periods in 2014. The decrease mainly resulted from decreased activity in new auto sales reflecting lower consumer confidence as a result of the prolonged economic recession in Puerto Rico.

Personal loan originations, other than credit cards, for the quarter and six-month period ended June 30, 2015 amounted to $47.0 million and $89.9 million, respectively, compared to $49.6 million and $97.5 million, respectively, for the comparable periods in 2014.  The utilization activity on the outstanding credit card portfolio for the quarter and six-month period ended June 30, 2015 amounted to approximately $86.4 million and $163.5 million, respectively, compared to $89.9 million and $172.6 million, respectively, for the comparable periods in 2014.

Investment Activities

As part of its liquidity, revenue diversification and interest rate risk strategies, First BanCorp. maintains an investment portfolio that is classified as available for sale. The Corporation’s total available-for-sale investment securities portfolio as of June 30, 2015 amounted to $2 billion, relatively unchanged from December 31, 2014.  During 2015, the Corporation completed purchases of approximately $149 million of U.S. government sponsored agencies securities (average yield of 2.13%) that were offset by U.S. agency MBS prepayments of approximately $116 million, a $12 million U.S. agency debt obligation called prior to maturity, a $7.4 million decrease in the fair value of U.S. agency MBS and a $13 million decrease in the fair value of Puerto Rico Government debt securities held by the Corporation.

Approximately 97% of the Corporation’s available-for-sale securities portfolio is invested in U.S. Government and Agency debentures and fixed-rate U.S. government sponsored-agency MBS (mainly GNMA, FNMA and FHLMC fixed-rate securities).

As mentioned above, during the second quarter of 2015, the Corporation recorded a $12.9 million credit-related OTTI charge on three Puerto Rico Government debt securities held by the Corporation as part of its available-for-sale securities portfolio, based on the probability of default and loss severity in the event of default in light of the debt securities credit ratings and latest available information about the Puerto Rico Government’s financial condition, including the Puerto Rico Government’s announcements regarding its ability to pay its debts and the intention to restructure its outstanding bond obligations.  Given the significant uncertainty of a debt restructuring process, the Corporation cannot be certain that future impairment charges will not be required against these securities.  As of June 30, 2015, the Corporation owns Puerto Rico Government debt securities in the aggregate amount of $52.7 million (net of the $12.9 million OTTI), carried on its books at a fair value of $34.6 million.  Refer to Note 5 to the accompanying unaudited consolidated financial statements for additional information regarding the assumptions utilized to determine the OTTI charge on the Puerto Rico Government securities held by the Corporation.

The following table presents the carrying value of investment securities as of the indicated dates:

	As of	As of
	June 30,	December 31,
	2015	2014
	(In thousands)

Money market investments	$219,469	$16,961

Investment securities available for sale, at fair value:
U.S. Government and agencies obligations	419,969	340,614
Puerto Rico government obligations	34,577	43,222
Mortgage-backed securities	1,511,037	1,581,830
Other	100	-
Total investment securities available for sale, at fair value	1,965,683	1,965,666

Other equity securities, including $25.4 million
of FHLB stock as of June 30, 2015 and December 31, 2014	26,152	25,752
Total money market investments and investment securities	$2,211,304	$2,008,379

Mortgage-backed securities as of the indicated dates consist of:

	As of	As of
	June 30,	December 31,
(In thousands)	2015	2014

Available-for-sale:
FHLMC certificates	$311,563	$315,794
GNMA certificates	340,474	377,448
FNMA certificates	829,490	854,940
Other mortgage pass-through certificates	29,510	33,648
Total mortgage-backed securities	$1,511,037	$1,581,830

The carrying values of investment securities classified as available for sale as of June 30, 2015 by contractual maturity (excluding mortgage-backed securities and equity securities) are shown below:

	Carrying	Weighted
(Dollars in thousands)	Amount	Average Yield %

U.S. Government and agencies obligations
Due after one year through five years	301,945	1.29
Due after five years through ten years	118,024	1.93
	419,969	1.47

Puerto Rico Government obligations
Due after one year through five years	17,243	4.49
Due after five years through ten years	865	5.20
Due after ten years	16,469	5.36
	34,577	4.89

Other Investment Securities
Due after one year through five years	100	1.50

Total	454,646	1.85

Mortgage-backed securities	1,511,037	2.62

Total investment securities available for sale	$1,965,683	2.43

Net interest income of future periods could be affected by prepayments of mortgage-backed securities. Acceleration of the prepayments of mortgage-backed securities would lower yields on these securities, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration of the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. As of June 30, 2015, the Corporation has approximately $97.4 million in debt securities (U.S. Agencies and Puerto Rico Government securities) with embedded calls and with an average yield of 2.13%. Refer to “Risk Management” below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and of the interest rate risk management strategies followed by the Corporation. Also refer to Note 5 to the accompanying unaudited consolidated financial statements for additional information regarding the Corporation’s investment portfolio.

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

The Corporation’s risk management policies are described below as well as in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of First BanCorp.’s 2014 Annual Report on Form 10-K.

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

The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. As of June 30, 2015, FirstBank could not pay any dividend to the parent company except upon receipt of prior approval by the New York FED and the Federal Reserve Board because of the Written Agreement.

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

The Corporation manages its liquidity in a proactive manner, and maintains a sound liquidity position. Multiple measures are utilized to monitor the Corporation’s liquidity position, including core liquidity, basic liquidity, and time-based reserve measures. As of June 30, 2015, the estimated core liquidity reserve (which includes cash and free liquid assets) was $1.6 billion or 12.7% of total assets, compared to $1.5 billion or 11.7% of total assets as of December 31, 2014. The basic liquidity ratio (which adds available secured lines of credit to the core liquidity) was approximately 17.9% of total assets, compared to 15.6% of total assets as of December 31, 2014. As of June 30, 2015, the Corporation had $656.0 million available for additional credit from the FHLB NY. Unpledged liquid securities as of June 30, 2015, mainly fixed-rate MBS and U.S. agency debentures, amounted to approximately $930.6 million. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic liquidity measure.  As of June 30, 2015, the holding company had $35.4 million of cash and cash equivalents. Cash and cash equivalents at the Bank level as of June 30, 2015 were approximately $675.5 million. The Bank has $2.3 billion in brokered CDs as of June 30, 2015, of which approximately $1.6 billion mature over the next twelve months.  Liquidity at the Bank level is highly dependent on bank deposits, which fund 76% of the Bank’s assets (or 57% excluding brokered CDs).

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

   The Asset/Liability Committee of the Board of Directors reviews credit availability on a regular basis. The Corporation has also sold mortgage loans as a supplementary source of funding. Long-term funding has also been obtained in the past through the issuance of notes and, to a lesser extent, long-term brokered CDs. The cost of these different alternatives, among other things, is taken into consideration.

The Corporation has continued reducing the amounts of brokered CDs. As of June 30, 2015, brokered CDs decreased $556.2 million to $2.3 billion from brokered CDs of $2.9 billion as of December 31, 2014.  At the same time as the Corporation focuses on reducing its reliance on brokered CDs, it is seeking to add core deposits. During the first six months of 2015, the Corporation increased non-brokered deposits, excluding government deposits, by $483.1 million to $6.7 billion.  The Doral transaction added over $420 million in non-brokered deposits as of June 30, 2015, excluding $42.1 million of government deposits.

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

The Corporation’s principal sources of funding are:

Brokered CDs – A large portion of the Corporation’s funding has been retail brokered CDs issued by FirstBank. Total brokered CDs decreased by $556.2 million to $2.3 billion as of June 30, 2015.  The Corporation utilized a portion of the cash received in the Doral transaction to pay off maturing brokered CDs.

     The average remaining term to maturity of the retail brokered CDs outstanding as of June 30, 2015 is approximately 0.9 years.

     The use of brokered CDs has been particularly important for the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining regular retail deposits in Puerto Rico. The brokered CD market is very competitive and liquid, and has enabled the Corporation to obtain substantial amounts of funding in short periods of time. This strategy has enhanced the Corporation’s liquidity position, since the brokered CDs are insured by the FDIC up to regulatory limits and can be obtained faster compared to regular retail deposits. During the first six months of 2015, the Corporation issued $181.6 million in brokered CDs with an average cost of 0.90%.

The following table presents a maturity summary of the maturities of brokered and retail CDs with denominations of $100,000 or higher as of June 30, 2015:

Total
(In thousands)

Three months or less	$829,985
Over three months to six months	752,527
Over six months to one year	1,004,934
Over one year	1,178,776
Total	$3,766,222

    Certificates of deposit in denominations of $100,000 or higher include brokered CDs of $2.3 billion issued to deposit brokers in the form of large ($100,000 or more) certificates of deposit that are generally participated out by brokers in shares of less than $100,000 and are therefore insured by the FDIC. Certificates of deposit with denominations of $100,000 or higher also include $2.4 million of deposits through the Certificate of Deposit Account Registry Service (CDARS).

Government deposits - As of June 30, 2015, the Corporation had $326.9 million of Puerto Rico public sector deposits compared to $227.4 million as of December 31, 2014.  Approximately 54% came from municipalities in Puerto Rico and 46% came from public corporations and the central government and agencies.  The Doral transaction added $42.1 million in government deposits as of June 30, 2015 with the remaining increase primarily related to transactional accounts of municipalities.

    In addition, as of June 30, 2015, the Corporation had $167.6 million of government deposits in the Virgin Islands, compared to $173.3 million as of December 31, 2014.

Retail deposits - The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. On February 27, 2015, FirstBank acquired 10 Puerto Rico branches of Doral and assumed $522.6 million in deposits related to such branches.  Total deposits, excluding brokered CDs and government deposits, increased by $483.1 million to $6.7 billion from the balance of $6.2 billion as of December 31, 2014.  Organic deposit growth accounted for approximately $72 million of the increase, primarily growth in demand deposits spread through the Corporation’s geographic segments.  Refer to Note 15 in the accompanying unaudited consolidated financial statements for further details.

    Refer to the “Net Interest Income” discussion above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarters and six-month periods ended June 30, 2015 and 2014.

Securities sold under agreements to repurchase - The Corporation’s investment portfolio is funded in part with repurchase agreements. The Corporation’s outstanding repurchase agreements amounted to $900 million as of June 30, 2015 and December 31, 2014.  One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce liquidity risk and manage exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. In addition to these repurchase agreements, the Corporation has been able to maintain access to credit by using cost-effective sources such as FHLB advances. Refer to Note 16 in the Corporation’s unaudited consolidated financial statements for the quarter and six-month period ended June 30, 2015 for further details about repurchase agreements outstanding by counterparty and maturities.

    During the first quarter of 2015, the Corporation restructured $400 million of its repurchase agreements. Of those, $200 million were restructured by extending the contractual maturity and changing from a fixed interest rate to a variable rate; and the Corporation entered into $200 million of reverse repurchase agreements with the same counterparty under a master netting arrangement, effective April 2015, that provides for a right of setoff that meets the conditions of ASC 210-20-45-11. These repurchase agreements and reverse repurchase agreements are presented net on the consolidated statement of financial condition. In addition, during the first quarter of 2015, the Corporation restructured an additional $200 million of its repurchase agreements with a different counterparty, by extending the contractual maturity and reducing the interest rate in these agreements.

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

    Given the quality of the collateral pledged, the Corporation has not experienced significant margin calls from counterparties arising from credit-quality-related write-downs in valuations and, as of June 30, 2015.

Advances from the FHLB – The Bank is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages and/or investments as collateral for advances taken. As of June 30, 2015 and December 31, 2014, the outstanding balance of FHLB advances was $325 million.  As of June 30, 2015, the Corporation had $656.0 million available for additional credit on FHLB lines of credit.

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

The trust-preferred debentures are presented in the Corporation’s consolidated statement of financial condition as Other Borrowings. The variable rate trust-preferred securities are fully and unconditionally guaranteed by the Corporation. The $100 million Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and the $125 million issued in September 2004 mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Debentures may be shortened (such shortening would result in a mandatory redemption of the variable rate trust-preferred securities). The Collins Amendment to the Dodd-Frank Act eliminated certain trust-preferred securities from Tier 1 Capital. Bank Holding Companies such as the Corporation, must fully phase out these instruments of Tier I capital by January 1, 2016 (25% allowed in 2015 and 0% in 2016), however, these instruments may remain in Tier 2 capital until the instruments are redeemed or mature. As of June 30, 2015, the Corporation had $219.9 million in trust-preferred securities that are subject to the phase-out from Tier 1 Capital under the Basel 3 Final Rule.

During the second quarter of 2015, the Corporation exchanged trust-preferred securities with a liquidation value of $5.3 million for 852,831 shares of the Corporation’s common stock.  This transaction resulted in a gain of $0.3 million resulting from the difference between the carrying value of the trust preferred securities exchanged and the fair value of the common stock issued, included as part of other income in the consolidated statement of income (loss).

With respect to the outstanding subordinated debentures, the Corporation has elected to defer the interest payments that were due in quarterly periods since March 2012. The aggregate amount of payments deferred and accrued approximates $24.9 million as of June 30, 2015. Under the indentures, we have the right without causing an event of default, to defer payments of interest on the subordinated debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. Future interest payments are subject to Federal Reserve approval.

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

The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid in large part because of the sale of mortgages through guarantee programs of the FHA, VA, HUD, FNMA and FHLMC. The Corporation obtained commitment authority to issue GNMA mortgage-backed securities from GNMA and, under this program; the Corporation completed the securitization of approximately $131.0 million of FHA/VA mortgage loans into GNMA MBS during the first six months of 2015. Any regulatory actions affecting GNMA, FNMA or FHLMC could adversely affect the secondary mortgage market.

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

The Corporation’s credit as a long-term issuer is currently rated B+ by S&P and B- by Fitch.  At the FirstBank subsidiary level, long-term issuer ratings are currently B3 by Moody’s, six notches below their definition of investment grade; B+ by S&P four notches below their definition of investment grade; and B- by Fitch, six notches below their definition of investment grade.

Cash Flows

Cash and cash equivalents were $682.4 million as of June 30, 2015, a decrease of $113.7 million when compared to the balance as of December 31, 2014, while, as of June 30, 2014, the total balance of cash and cash equivalents amounted to $677.7 million, an increase of $22.0 million from December 31, 2013. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during the first six months of 2015 and 2014.

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

For the first six months of 2015 and 2014, net cash provided by operating activities was $132.7 million and $150.1 million, respectively. Net cash generated from operating activities was higher than net income reported largely as a result of adjustments for items such as the provision for loan and lease losses, depreciation and amortization, and impairments as well as the cash generated from sales of loans held for sale.

Cash Flows from Investing Activities

The Corporation’s investing activities primarily relate to originating loans to be held for investment and purchasing, selling and repayments of available-for-sale investment securities. For the six-month period ended June 30, 2015, net cash provided by  investing activities was $458.6 million, primarily reflecting the net cash received in the Doral Bank transaction, proceeds from the bulk sale of assets and repayments on commercial and consumer loans.

   For the six-month period ended June 30, 2014, net cash provided by investing activities was $104.9 million, primarily reflecting principal repayments on loans held for investment and available-for-sale investment securities.

Cash Flows from Financing Activities

The Corporation’s financing activities primarily include the receipt of deposits and the issuance of brokered CDs, the issuance and payments of long-term debt, the issuance of equity instruments and activities related to its short-term funding. During the six-month period ended June 30, 2015, net cash used in financing activities was $705.0 million, mainly due to the repayments of maturing brokered CDs and funds used for the aforementioned $200 million reverse repurchase agreement entered into in April 2015.

      In the six-month period ended June 30, 2014, net cash used by financing activities was $233.1 million, mainly due to the reduction in brokered CDs and deposit withdrawals by certain government entities and public corporations in Puerto Rico.

Capital

As of June 30, 2015, the Corporation’s stockholders’ equity was $1.7 billion, a decrease of $3.5 million from December 31, 2014.  The decrease was mainly driven by the net loss of $8.4 million reported for the first six months of 2015 and a $3.0 million decrease in other comprehensive income mainly attributable to a decrease in the fair value of U.S. agency MBS, partially offset by the aforementioned exchange of $5.3 million of trust-preferred securities for shares of the Corporation’s common stock.  As a result of the Written Agreement with the New York FED, currently neither First BanCorp. nor FirstBank, is permitted to pay dividends on capital securities without prior approval.

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

    In addition, the Federal Reserve Board’s, Basel III rules require that certain non-qualifying capital instruments, including cumulative preferred stock and trust preferred securities (“TRuPs”), be excluded from Tier 1 capital. In general, banking organizations such as the Corporation, began to phase out TRuPs from Tier 1 capital on January 1, 2015. The Corporation is allowed to include 25% of the approximately $220 million outstanding qualifying TRuPs as Tier 1 capital in 2015 and the TRuPs must be fully phased out from Tier 1 capital by January 1, 2016. However, the Corporation’s TRuPs may continue to be included in Tier 2 capital until the instruments are redeemed or mature.

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

    The Corporation and FirstBank compute risk weighted assets using the Standardized Approach required by the Basel III rules. The Standardized Approach for risk-weightings has expanded the risk-weighting categories from the four major risk-weighting categories under the previous regulatory capital rules (0%, 20%, 50%, and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets. In a number of cases, the Standardized Approach results in higher risk weights for a variety of asset categories. Specific changes to the risk-weightings of assets include, among other things: (i) applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans, (ii) assigning a 150% risk weight to exposures that are 90 days past due (other than qualifying residential mortgage exposures, which remain at an assigned risk-weighting of 100%), (iii) establishing a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, in contrast to the 0% risk-weighting under the prior rules and (iv) requiring capital to be maintained against on-balance-sheet and off-balance-sheet exposures that result from certain cleared transactions, guarantees and credit derivatives, and collateralized transactions (such as repurchase agreements transactions).

Set forth below are First BanCorp.'s and FirstBank's regulatory capital ratios as of June 30, 2015 and December 31, 2014:

			Banking Subsidiary
	First BanCorp.		FirstBank		To be well capitalized
		Fully		Fully
As of June 30, 2015	Actual (1)	Phased-in (2)	Actual (1)	Phased-in (2)
Total capital ratio (Total capital to risk-weighted assets)	19.44%	18.90%	19.13%	18.60%	10.00%
Common Equity Tier 1 capital ratio
(Common equity Tier 1 capital to risk weighted assets) (3)	16.37%	14.91%	15.81%	14.06%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	16.37%	15.30%	17.85%	17.34%	8.00%
Leverage ratio	11.94%	11.39%	13.03%	12.91%	5.00%

			Banking Subsidiary
	First BanCorp.		FirstBank		To be well capitalized
As of December 31, 2014 (1)
Total capital (Total capital to risk-weighted assets)	19.70%		19.37%		10.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	18.44%		18.10%		6.00%
Leverage ratio	13.27%		13.04%		5.00%

(1) Ratios as of June 30, 2015 reflect the adoption of the Basel III Capital Rules in effect beginning January 1, 2015. Ratios for December 31, 2014 represent the previous capital rules under Basel I.
(2) Certain adjustments required under the Basel III Capital Rules will be phased in through the end of 2018. The ratios shown in this column are calculated assuming a fully phased-in basis of all such adjustments as if they were effective as of June 30, 2015.
(3) As of June 30, 2015, Common Equity Tier 1 capital ratio is a new ratio requirement under the Basel III Capital Rules and represents common equity, less goodwill and intangible assets, divided by risk-weighted assets (subject to phase-in adjusments as indicated in footnote above).

    The Corporation, as an institution with more than $10 billion but less than $50 billion of total consolidated assets, is subject to certain requirements established by the Dodd-Frank Act, including those related to capital stress testing. The Dodd-Frank Act stress testing requirements are implemented for the Corporation through the Federal Reserve’s Comprehensive Capital Analysis and Review program (CCAR), and the Dodd-Frank Act Stress Testing program (DFAST). Consistent with the requirements of these programs, the Corporation submitted its first annual company-run stress test to regulators prior to the established deadline of March 31, 2015. The results for the severely adverse economic scenario are available on the Corporation’s website.  The results show that even in a severely adverse economic environment, the Corporation’s and the Bank’s capital ratios exceed the well-capitalized thresholds throughout the nine-quarter horizon.

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

The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets as of June 30, 2015 and December 31, 2014, respectively:

	June 30,	December 31,
(In thousands, except ratios and per share information)	2015	2014

Total equity - GAAP	$1,668,220	$1,671,743
Preferred equity	(36,104)	(36,104)
Goodwill	(28,098)	(28,098)
Purchased credit card relationship	(14,854)	(16,389)
Core deposit intangible	(10,283)	(5,420)

Tangible common equity	$1,578,881	$1,585,732

Total assets - GAAP	$12,578,813	$12,727,835
Goodwill	(28,098)	(28,098)
Purchased credit card relationship	(14,854)	(16,389)
Core deposit intangible	(10,283)	(5,420)

Tangible assets	$12,525,578	$12,677,928
Common shares outstanding	214,694	212,985

Tangible common equity ratio	12.61%	12.51%
Tangible book value per common share	$7.35	$7.45

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

As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. As of June 30, 2015, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $1.1 billion (including $647.1 million pertaining to credit card loans) and $50.2 million, respectively. Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation does not enter into interest rate lock agreements with prospective borrowers in connection with mortgage banking activities.

Contractual Obligations, Commitments and Contingencies

       The following table presents the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit, due over specified periods of time:

	Contractual Obligations and Commitments
	As of June 30, 2015
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In thousands)

Contractual obligations:
Certificates of deposit	$4,620,501	$3,129,462	$1,356,487	$98,140	$36,412
Securities sold under agreements to repurchase (1)	700,000	-	500,000	-	200,000
Advances from FHLB	325,000	-	300,000	25,000	-
Other borrowings	226,492	-	-	-	226,492
Total contractual obligations	$5,871,993	$3,129,462	$2,156,487	$123,140	$462,904

Commitments to sell mortgage loans	$101,900

Standby letters of credit	$4,911

Commitments to extend credit:
Lines of credit	$1,089,911
Letters of credit	45,327
Commitments to originate loans	53,275
Total commercial commitments	$1,188,513

(1)	Reported net of reverse repurchase agreement by counterparty, when applicable, pursuant to ASC 210-20-45-11.

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

Interest Rate Risk Management

First BanCorp. manages its asset/liability position in order to limit the effects of changes in interest rates on net interest income and to maintain stability of profitability under varying interest rate scenarios. The MIALCO oversees interest rate risk, and MIALCO meetings focus on, among other things, current and expected conditions in world financial markets, competition and prevailing rates in the local deposit market, liquidity, loan originations pipeline, securities market values, recent or proposed changes to the investment portfolio, alternative funding sources and related costs, hedging and the possible purchase of derivatives such as swaps and caps, and any tax or regulatory issues that may be pertinent to these areas. The MIALCO approves funding decisions in light of the Corporation’s overall strategies and objectives.

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

The balance sheet is divided into groups of assets and liabilities detailed by maturity or re-pricing structure and their corresponding interest yields and costs. As interest rates rise or fall, these simulations incorporate expected future lending rates, current and expected future funding sources and costs, the possible exercise of options, changes in prepayment rates, deposit decay and other factors, that may be important in projecting net interest income.

The Corporation uses a simulation model to project future movements in the Corporation’s balance sheet and income statement. The starting point of the projections generally corresponds to the actual values on the balance sheet on the date of the simulations.

These simulations are highly complex, and are based on many assumptions that are intended to reflect the general behavior of the balance sheet components over the period in question. It is unlikely that actual events will match these assumptions in most cases. For this reason, the results of these forward-looking computations are only approximations of the true sensitivity of net interest income to changes in market interest rates. Several benchmark and market rate curves were used in the modeling process, primarily the LIBOR/SWAP curve, Prime, Treasury, FHLB rates, brokered CD rates, repurchase agreement rates and the mortgage commitment rate of 30 years.

The 12-month net interest income is forecasted assuming the June 30, 2015 interest rate curves remain constant. Then net interest income is estimated under rising and falling rate scenarios.  For rising rate scenarios, a gradual (ramp) parallel upward shift of the yield curve is assumed during the first twelve months (the “+200 ramp” scenario). Conversely, for the falling rate scenarios, a gradual (ramp) parallel downward shift of the yield curve is assumed during the first twelve months (the “-200 ramp” scenario). However, given the current low levels of interest rates, a full downward shift of 200 basis points would represent an unrealistic scenario. Therefore, under the falling rate scenario, rates move downward up to 200 basis points, but without reaching zero. The resulting scenario shows interest rates close to zero in most cases, reflecting a flattening yield curve instead of a parallel downward scenario.

    The Libor/Swap curve for June 2015, as compared to December 2014, reflected a slight increase in the short-term horizon, between one to twelve months, with an increase of 5 basis points, while market rates decreased by 1 basis point in the medium term, that is, between 2 to 5 years. In the long term, that is, over a 5-year time horizon, market rates increased by 16 basis points. The Treasury curve in the short-term did not change and in the medium-term horizon decreased 1 basis point as compared to December 2014 end of month levels. The long-term horizon increased by 25 basis points as compared to December 2014 end of month levels.

The following table presents the results of the simulations as of June 30, 2015 and December 31, 2014. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives:

	June 30, 2015				December 31, 2014
	Net Interest Income Risk				Net Interest Income Risk
	(Projected for the next 12 months)				(Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	Change	% Change	Change	% Change	Change	% Change	Change	% Change
+ 200 bps ramp	$12.2	2.37%	$6.9	1.33%	$9.6	1.88%	$9.8	1.90%
- 200 bps ramp	$(1.7)	(0.34)%	$(3.7)	(0.72)%	$(8.2)	(1.60)%	$(9.3)	(1.80)%

The Corporation continues to manage its balance sheet structure to control the overall interest rate risk. As part of the strategy to limit the interest rate risk, the Company has executed certain transactions that affected the simulation results.  The composition of the loan portfolio changed with commercial and construction loans decreasing by $284.2 million, mainly due to the bulk sale of assets and certain large repayments and consumer loans decreasing by $83.3 million, while mortgage loans increased by $325.8 million mainly due to the residential mortgage loans acquired from Doral Bank.  Other transactions completed in 2015 include the reduction in brokered CDs and the restructuring of $400 million of repurchase agreements, including a $200 million reverse repurchase agreement entered in April 2015 under a master netting agreement with an existing counterparty.

Taking into consideration the above-mentioned facts for modeling purposes, the net interest income for the next twelve months under a non-static balance sheet scenario is estimated to increase by $6.9 million in the rising rate scenario when compared against the Corporation’s flat or unchanged interest rate forecast scenario. Under the falling rate, non-static scenario the net interest income is estimated to decrease $3.7 million.

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

Interest rate swaps - Interest rate swap agreements generally involve the exchange of fixed-and-floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of June 30, 2015, the Corporation has no interest rate swaps outstanding.  In the past, most of the interest rate swaps outstanding were used for protection against rising interest rates. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.

Forward Contracts - Forward contracts are sales of to-be announced (“TBA”) mortgage-backed securities that will settle over the standard delivery date and do not qualify as “regular way” security trades. Regular-way security trades are contracts that have no net settlement provision and no market mechanism to facilitate net settlement and provide for delivery of a security within the time generally established by regulations or conventions in the market-place or exchange in which the transaction is being executed. The forward sales are considered derivative instruments that need to be marked-to-market. These securities are used to hedge the FHA/VA residential mortgage loan securitizations of the mortgage-banking operations. Unrealized gains (losses) are recognized as part of mortgage banking activities in the consolidated statement of income (loss).

For detailed information regarding the volume of derivative activities (e.g. notional amounts), location and fair values of derivative instruments in the Statement of Financial Condition and the amount of gains and losses reported in the Statement of Income (Loss), refer to Note 11 in the accompanying unaudited consolidated financial statements.

The following tables summarize the fair value changes in the Corporation’s derivatives as well as the sources of the fair values:
	Asset Derivatives	Liability Derivatives
	Six-Month Period Ended	Six-Month Period Ended
(In thousands)	June 30, 2015	June 30, 2015

Fair value of contracts outstanding at the beginning of the period	$39	$(187)
Changes in fair value during the period	97	85
Fair value of contracts outstanding as of June 30, 2015	$136	$(102)

Sources of Fair Value

	Payment Due by Period
	Maturity Less Than One Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value

(In thousands)
As of June 30, 2015
Pricing from observable market inputs - Asset Derivatives	$136	$-	$-	$-	$136
Pricing from observable market inputs - Liability Derivatives	(102)	-	-	-	(102)
	$34	$-	$-	$-	$34

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

As of June 30, 2015 and December 31, 2014, all of the derivative instruments held by the Corporation were considered economic undesignated hedges.

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

The ratio of allowance for loan losses to total loans held for investment remained unchanged at 2.40% compared to December 31, 2014.  The allowance to total loans for each of the Corporation’s categories of loans changed as follows: the allowance to total loans for the C&I portfolio increased from 2.57% as of December 31, 2014 to 2.78% at June 30, 2015; the allowance to total loans for the commercial mortgage portfolio increased from 3.06% at December 31, 2014 to 3.14% at June 30, 2015; the allowance to total loans for the construction loan portfolio decreased from 10.38% at December 31, 2014 to 9.82% at June 30, 2015; the allowance to total loans for the residential mortgage portfolio increased from 0.91% at December 31, 2014 to 1.02% at June 30, 2015; and the allowance to total consumer and finance leases decreased from 3.41% as of December 31, 2014 to 3.31%  as of June  30, 2015.

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

As shown in the following table, the allowance for loan and lease losses amounted to $221.5 million as of June 30, 2015, or 2.40% of total loans, compared with $222.4 million, or 2.40% of total loans, as of December 31, 2014. Refer to the “Provision for Loan and Lease Losses” above for additional information.

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014

Allowance for loan and lease losses, beginning of period	$226,064	$266,778	$222,395	$285,858
Provision (release) for loan and lease losses:
Residential Mortgage	8,358	3,934	14,833	7,685
Commercial Mortgage (1)	44,278	(8,808)	42,141	(9,659)
Commercial and Industrial (2) (3)	15,590	16,336	25,943	32,427
Construction (4)	309	(3,513)	1,524	(11,563)
Consumer and Finance Leases	5,731	18,795	22,795	39,769
Provision for loan and lease losses (5) (6)	74,266	26,744	107,236	58,659
Charge-offs
Residential Mortgage	(3,529)	(4,987)	(8,721)	(11,409)
Commercial Mortgage (7)	(46,432)	(13,423)	(50,438)	(19,233)
Commercial and Industrial (8) (9)	(24,370)	(19,452)	(28,823)	(41,911)
Construction (10)	(4,079)	(2,661)	(4,684)	(3,631)
Consumer and Finance Leases	(14,538)	(18,531)	(32,295)	(36,577)
Total charge offs (11) (12)	(92,948)	(59,054)	(124,961)	(112,761)
Recoveries:
Residential Mortgage	272	300	370	369
Commercial Mortgage (13)	4,767	4,297	5,043	4,332
Commercial and Industrial (14)	3,953	416	4,511	1,079
Construction (15)	1,996	55	2,203	672
Consumer and Finance Leases	3,148	1,641	4,721	2,969
Total recoveries (16)	14,136	6,709	16,848	9,421
Net Charge-Offs	(78,812)	(52,345)	(108,113)	(103,340)
Allowance for loan and lease losses, end of period	$221,518	$241,177	$221,518	$241,177

Allowance for loan and lease losses to period end total loans held for
investment	2.40%	2.55%	2.40%	2.55%
Net charge-offs (annualized) to average loans outstanding during the
period	3.35%	2.19%	2.30%	2.15%
Net charge-offs (annualized), excluding net charge-offs related to the bulk sale
($61.4 million), and the acquisition of mortgage loans from Doral
($6.9 million), to average loans outstanding during the period	0.75%	1.90%	1.01%	2.01%
Provision for loan and lease losses to net charge-offs during the
period	0.94x	0.51x	0.99x	0.57x
Provision for loan and lease losses to net charge-offs during the period, excluding impact of the bulk sale and acquisition of mortgage
loans from Doral	1.57x	0.56x	1.29x	0.59x
___________
(1)	For the quarter and six-month period ended June 30, 2015, includes a provision totaling $33.8 million associated with the bulk sale of assets.
(2)	For the quarter and six-month period ended June 30, 2015, includes a provision of $10.8 million associated with the bulk sale of assets.
(3)

For the quarter and six-month period ended June 30, 2014, includes a provision totaling $1.4 million associated with the acquisition of mortgage loans from Doral in full satisfaction of secured borrowings owed by Doral to FirstBank.

(4)	For the quarter and six-month period ended June 30, 2015, includes a provision totaling $2.4 million associated with the bulk sale of assets.
(5)	For the quarter and six-month period ended June 30, 2015, includes a provision totaling $46.9 million associated with the bulk sale of assets.
(6)

For the quarter and six-month period ended June 30, 2014, includes a provision of $1.4 million associated with the acquisition of mortgage loans from Doral in full satisfaction of secured borrowings owed by Doral to FirstBank.

(7)	For the quarter and six-month period ended June 30, 2015, includes charge-offs totaling $43.2 million associated with the bulk sale of assets.
(8)	For the quarter and six-month period ended June 30, 2015, includes charge-offs totaling $22.6 million associated with the bulk sale of assets.
(9)

For the quarter and six-month period ended June 30, 2014, includes charge-offs totaling $6.9 million associated with the acquisition of mortgage loans from Doral in full satisfaction of secured borrowings owed by Doral to FirstBank.

(10)	For the quarter and six-month period ended June 30, 2015, includes charge-offs totaling $4.1 million associated with the bulk sales of assets.
(11)	For the quarter and six-month period ended June 30, 2015, includes charge-offs totaling $69.8 million, associated with the bulk sale of assets.
(12)

For the quarter and six-month period ended June 30, 2014, includes charge-offs totaling $6.9 million associated with the acquisition of mortgage loans from Doral in full satisfaction of secured borrowings owed by Doral to FirstBank.

(13)	For the quarter and six-month period ended June 30, 2015, includes recoveries of $5.6 million associated with the bulk sale of assets.
(14)	For the quarter and six-month period ended June 30, 2015, includes recoveries of $2.0 million associated with the bulk sale of assets.
(15)	For the quarter and six-month period ended June 30, 2015, includes recoveries of $0.8 million associated with the bulk sale of assets.
(16)	For the quarter and six-month period ended June 30, 2015, includes recoveries of $8.4 million associated with the bulk sale of assets.

The following table sets forth information concerning the allocation of the allowance for loan and lease losses by loan category and the percentage of loan balances in each category to the total of such loans as of the dates indicated:

	As of		As of
	June 30, 2015		December 31, 2014
(In thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Residential mortgage	$33,783	36%	$27,301	33%
Commercial mortgage loans	47,640	16%	50,894	18%
Construction loans	11,865	1%	12,822	1%
Commercial and Industrial loans	65,352	26%	63,721	27%
Consumer loans and finance leases	62,878	21%	67,657	21%
	$221,518	100%	$222,395	100%

    The following table sets forth information concerning the composition of the Corporation's allowance for loan and lease losses as of June 30, 2015 and December 31, 2014 by loan category and by whether the allowance and related provisions were calculated individually or through a general valuation allowance.

As of June 30, 2015	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$69,148	$84,629	$30,020	$4,107	$2,645	$190,549
Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	378,163	46,114	153,099	22,083	34,808	634,267
Allowance for loan and lease losses	17,136	6,711	15,510	2,256	8,305	49,918
Allowance for loan and lease losses to principal
balance	4.53%	14.55%	10.13%	10.22%	23.86%	7.87%
PCI loans:
Carrying value of PCI loans	175,234	3,260	-	-	-	178,494
Allowance for PCI loans	3,061	102	-	-	-	3,163
Allowance for PCI loans to carrying value	1.75%	3.13%	-	-	-	1.77%
Loans with general allowance:
Principal balance of loans	2,704,805	1,384,148	2,168,992	94,658	1,861,762	8,214,365
Allowance for loan and lease losses	13,586	40,827	49,842	9,609	54,573	168,437
Allowance for loan and lease losses to principal
balance	0.50%	2.95%	2.30%	10.15%	2.93%	2.05%
Total loans held for investment:
Principal balance of loans	$3,327,350	$1,518,151	$2,352,111	$120,848	$1,899,215	$9,217,675
Allowance for loan and lease losses	33,783	47,640	65,352	11,865	62,878	221,518
Allowance for loan and lease losses to principal
balance (1)	1.02%	3.14%	2.78%	9.82%	3.31%	2.40%

	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total

As of December 31, 2014
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$74,177	$109,271	$41,131	$10,455	$3,778	$238,812

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	350,067	101,467	195,240	29,012	30,809	706,595
Allowance for loan and lease losses	10,854	14,289	21,314	2,577	6,171	55,205
Allowance for loan and lease losses to principal
balance	3.10%	14.08%	10.92%	8.88%	20.03%	7.81%

PCI loans:
Carrying value of PCI loans	98,494	3,393	-	-	717	102,604
Allowance for PCI loans	-	-	-	-	-	-
Allowance for PCI loans to carrying value	-	-	-	-	-	-

Loans with general allowance:
Principal balance of loans	2,488,449	1,451,656	2,243,066	84,013	1,947,241	8,214,425
Allowance for loan and lease losses	16,447	36,605	42,407	10,245	61,486	167,190
Allowance for loan and lease losses to principal
balance	0.66%	2.52%	1.89%	12.19%	3.16%	2.04%

Total loans held for investment:
Principal balance of loans	$3,011,187	$1,665,787	$2,479,437	$123,480	$1,982,545	$9,262,436
Allowance for loan and lease losses	27,301	50,894	63,721	12,822	67,657	222,395
Allowance for loan and lease losses to principal
balance (1)	0.91%	3.06%	2.57%	10.38%	3.41%	2.40%

__________
(1)

Loans used in the denominator include PCI loans of $178.5 million and $102.6 million as of June 30, 2015 and December 31, 2014, respectively. However, the Corporation separately tracks and reports PCI loans and excludes these loans from statistics for non-performing loans, impaired loans, TDRs and non-performing assets statistics.

The following tables show the activity for impaired loans held for investment and the related specific reserve during the quarter and six-month period ended June 30, 2015 and 2014:

	Quarter Ended June 30,		Six-Month Period Ended June 30,

	2015	2014	2015	2014
	(In thousands)		(In thousands)
Impaired Loans:
Balance at beginning of period	$954,981	$879,388	$945,407	$919,112
Loans determined impaired during the period	34,889	98,966	97,822	153,243
Charge-offs	(70,813)	(32,646)	(82,528)	(64,685)
Loans sold, net of charge-offs	(66,699)	-	(67,836)	-
Increase to impaired loans - additional disbursements	1,597	294	2,116	919
Foreclosures	(10,234)	(4,134)	(20,186)	(8,140)
Loans no longer considered impaired	(3,287)	(14,003)	(13,185)	(17,731)
Paid in full or partial payments	(15,618)	(19,007)	(36,794)	(73,860)
Balance at end of period	$824,816	$908,858	$824,816	$908,858

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Specific Reserve:
Balance at beginning of period	$62,140	$85,016	$55,205	$102,601
Provision for loan losses	53,707	15,988	72,357	30,442
Net Charge-offs	(65,929)	(32,646)	(77,644)	(64,685)
Balance at end of period	$49,918	$68,358	$49,918	$68,358

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

Past Due Loans 90 days and still accruing

These are accruing loans that are contractually delinquent 90 days or more. These past due loans are either current as to interest but delinquent as to the payment of principal or are insured or guaranteed under applicable FHA and VA programs.  Past Due Loans 90 days and still accruing also includes PCI loans with individual delinquencies over 90 days, primarily related to mortgage loans acquired from Doral in 2014 and 2015.

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

The following table presents non-performing assets as of the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2015	2014

Non-performing loans held for investment:
Residential mortgage	$175,035	$180,707
Commercial mortgage	95,088	148,473
Commercial and Industrial	143,935	122,547
Construction	16,118	29,354
Finance leases	3,257	5,245
Consumer	30,140	37,570
Total non-performing loans held for investment	$463,573	$523,896
OREO	122,129	124,003
Other repossessed property	10,706	14,229
Total non-performing assets, excluding loans held for sale	$596,408	$662,128

Non-performing loans held for sale	48,032	54,641
Total non-performing assets, including loans held for sale (1) (2)	$644,440	$716,769

Past due loans 90 days and still accruing (3) (4)	$196,547	$162,887
Non-performing assets to total assets	5.12%	5.63%
Non-performing loans held for investment to total loans held for investment	5.03%	5.66%
Allowance for loan and lease losses	$221,518	$222,395
Allowance to total non-performing loans held for investment	47.79%	42.45%
Allowance to total non-performing loans held for investment,
excluding residential real estate loans	76.77%	64.80%

___________
(1)

Purchased credit impaired loans accounted for under ASC 310-30 of $178.5 million and $102.6 million as of June 30, 2015 and December 31, 2014, respectively, are excluded and not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

(2)	Non-performing assets excluded $400.8 million and $494.6 million of TDRs that are in compliance with the modified terms and in accrual status as of June 30, 2015 and December 31, 2014, respectively.
(3)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $37.4 million of residential mortgage loans insured by the FHA or guaranteed by the VA that are over 18 months delinquent, and are no longer accruing interest as of June 30, 2015.

(4)

Amount includes purchased credit impaired loans with individual delinquencies over 90 days and still accruing with a carrying value as of June 30, 2015 and December 31, 2014 of approximately $18.2 million and $15.7 million, respectively, primarily related to loans acquired from Doral in the first quarter of 2015 and second quarter of 2014.

The following table shows non-performing assets by geographic segment:

	June 30,	December 31,
(Dollars in thousands)	2015	2014
Puerto Rico:
Non-performing loans held for investment:
Residential mortgage	$154,446	$156,361
Commercial mortgage	77,436	121,879
Commercial and Industrial	138,481	116,301
Construction	12,398	24,526
Finance leases	3,257	5,245
Consumer	28,247	35,286
Total non-performing loans held for investment	414,265	459,598

OREO	110,551	111,041
Other repossessed property	10,653	14,150
Total non-performing assets, excluding loans held for sale	$535,469	$584,789
Non-performing loans held for sale	8,027	14,636
Total non-performing assets, including loans held for sale (1)	$543,496	$599,425
Past due loans 90 days and still accruing (2)	$189,619	$154,375

Virgin Islands:
Non-performing loans held for investment:
Residential mortgage	$14,265	$15,483
Commercial mortgage	10,642	11,770
Commercial and Industrial	5,454	6,246
Construction	3,565	4,064
Consumer	531	887
Total non-performing loans held for investment	34,457	38,450

OREO	6,152	6,967
Other repossessed property	17	22
Total non-performing assets, excluding loans held for sale	$40,626	$45,439
Non-performing loans held for sale	40,005	40,005
Total non-performing assets, including loans held for sale	$80,631	$85,444
Past due loans 90 days and still accruing	$6,303	$5,281

United States:
Non-performing loans held for investment:
Residential mortgage	$6,324	$8,863
Commercial mortgage	7,010	14,824
Construction	155	764
Consumer	1,362	1,397
Total non-performing loans held for investment	14,851	25,848

OREO	5,426	5,995
Other repossessed property	36	57
Total non-performing assets, excluding loans held for sale	$20,313	$31,900
Non-performing loans held for sale	-	-
Total non-performing assets, including loans held for sale	$20,313	$31,900
Past due loans 90 days and still accruing	$625	$3,231

____________
(1)

Purchased credit impaired loans accounted for under ASC 310-30 of $178.5 million and $102.6 million as of June 30, 2015 and December 31, 2014, respectively, are excluded and not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

(2)

Amount includes purchased credit impaired loans with individual delinquencies over 90 days and still accruing with a carrying value as of June 30, 2015 and December 31, 2014 of approximately $18.2 million and $15.7 million, respectively, primarily related to loans acquired from Doral in the first quarter of 2015 and second quarter of 2014.

 Total non-performing loans, including non-performing loans held for sale, were $511.6 million as of June 30, 2015.  This represents a decrease of $66.9 million, or 12%, from $578.5 million as of December 31, 2014.  The decrease was primarily attributable to the bulk sale of assets that included $91.9 million of non-performing commercial and construction loans, partially offset by the inflow to non-performing status in the first quarter of the $75.0 million credit facility to PREPA ($74.1 million book value as of June 30, 2015). The decrease also resulted from charge-offs, commercial loans brought current, and cash collections.

Non-performing commercial mortgage loans, including non-performing commercial mortgage loans held for sale, decreased by $59.9 million, or 39%, from December 31, 2014. The decrease was primarily attributable to the bulk sale of assets that included $40.9 million of non-performing commercial mortgage loans.  Additional reductions were primarily due to loans brought current, including $5.1 million associated with two relationships, a $6.5 million loan transferred to OREO, cash collections that included the disposition through a short sale of a $6.3 million loan and charge-offs.  Total inflows of non-performing commercial mortgage loans of $9.7 million during the first six months of 2015 decreased by $58.4 million compared to inflows of $68.1 million for the same period in 2014.

Non-performing C&I loans increased by $21.4 million compared to December 31, 2014, driven by the inflow of the $75.0 million credit facility to PREPA (book value of $74.1 million as of June 30, 2015), partially offset by the $39.9 million of non-performing C&I loans included in the bulk sale of assets.  Total inflows of non-performing C&I loans were $82.1 million during the first six months of 2015. Excluding the aforementioned PREPA credit facility, total inflows were $7.1 million during the first half of 2015 compared to inflows of $75.2 million for the same period in 2014.

Non-performing construction loans, including non-performing construction loans held for sale, decreased by $13.2 million, or 17%, from December 31, 2014.  The decrease was primarily attributable to the bulk sale of assets that included $11.1 million of non-performing construction loans.  The inflows of non-performing construction loans of $0.4 million during the first six months of 2015 decreased by $1.5 million compared to inflows of $1.9 million for the same period in 2014.

The following tables present the activity of commercial and construction non-performing loans held for investment:

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter ended June 30, 2015
Beginning balance	$142,385	$186,500	$27,163	$356,048
Plus:
Additions to non-performing	3,902	2,576	280	6,758
Less:
Non-performing loans transferred to OREO	(6,826)	(513)	(120)	(7,459)
Non-performing loans charge-offs	(19,358)	(20,111)	(4,079)	(43,548)
Loans returned to accrual status/loan collections	(7,253)	(4,060)	(151)	(11,464)
Non-performing loans sold, net of charge-offs	(17,762)	(20,457)	(6,975)	(45,194)
Ending balance	$95,088	$143,935	$16,118	$255,141

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Six-Month Period Ended June 30, 2015
Beginning balance	$148,473	$122,547	$29,354	300,374
Plus:
Additions to non-performing	9,704	82,079	408	92,191
Less:
Non-performing loans transferred to OREO	(6,826)	(5,379)	(385)	(12,590)
Non-performing loans charge-offs	(23,328)	(24,415)	(4,684)	(52,427)
Loans returned to accrual status/loan collections	(15,173)	(8,210)	(1,351)	(24,734)
Reclassification	-	-	(249)	(249)
Non-performing loans sold, net of charge-offs	(17,762)	(22,687)	(6,975)	(47,424)
Ending balance	$95,088	$143,935	$16,118	$255,141

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter ended June 30, 2014
Beginning balance	$145,535	$113,996	$50,387	309,918
Plus:
Additions to non-performing	36,039	54,557	1,791	92,387
Less:
Non-performing loans transferred to OREO	(575)	(2,041)	(45)	(2,661)
Non-performing loans charge-offs	(13,422)	(12,449)	(2,509)	(28,380)
Loans returned to accrual status/loan collections	(1,359)	(10,394)	(10,794)	(22,547)
Ending balance	$166,218	$143,669	$38,830	$348,717

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Six-Month Period Ended June 30, 2014
Beginning balance	$120,107	$114,833	$58,866	293,806
Plus:
Additions to non-performing	68,123	75,212	1,902	145,237
Less:
Non-performing loans transferred to OREO	(806)	(2,041)	(2,219)	(5,066)
Non-performing loans charge-offs	(19,232)	(26,871)	(3,380)	(49,483)
Loans returned to accrual status/loan collections	(3,149)	(16,289)	(16,339)	(35,777)
Reclassification	1,175	(1,175)	-	-
Ending balance	$166,218	$143,669	$38,830	$348,717

 Non-performing commercial and construction loans held for sale decreased to $48.0 million as of June 30, 2015 from $54.6 million as of December 31, 2014, due to the sale of a $6.6 million non-performing commercial mortgage loan held for sale included in the bulk sale of assets.

Total non-performing commercial and construction loans, including non-performing loans held for sale, with a book value of $303.2 million as of June 30, 2015, are being carried at 62.0% of unpaid principal balance, net of reserves and accumulated charge-offs.

Non-performing residential mortgage loans decreased by $5.7 million, or 3%, from December 31, 2014.  The decrease was mainly driven by loans brought current, modifications through TDRs after a sustained performance period, charge-offs, foreclosures and cash collections during the first half of 2015, partially offset by inflows of $44.3 million.  The inflows of non-performing residential mortgage loans of $44.3 million during the first six months of 2015 were lower than the inflows of $64.9 million for the same period in 2014. Approximately $59.3 million, or 34% of total non-performing residential mortgage loans, have been written down to their net realizable value.

The following table presents the activity of residential non-performing loans held for investment:

	Quarter Ended	Six-Month Period Ended
	June 30, 2015
	(In thousands)

Beginning balance	$172,583	$180,707
Plus:
Additions to non-performing	25,058	44,271
Less:
Non-performing loans transferred to OREO	(5,630)	(10,678)
Non-performing loans charge-offs	(2,388)	(7,461)
Loans returned to accrual status/loan collections	(14,588)	(32,053)
Reclassification	-	249
Ending balance	$175,035	$175,035

	Quarter Ended	Six-Month Period Ended
	June 30, 2014
	(In thousands)

Beginning balance	$172,796	$161,441
Plus:
Additions to non-performing	29,981	64,864
Less:
Non-performing loans transferred to OREO	(1,083)	(3,051)
Non-performing loans charge-offs	(3,965)	(9,187)
Loans returned to accrual status/loan collections	(22,325)	(38,663)
Ending balance	$175,404	$175,404

The amount of non-performing consumer loans, including finance leases, showed a $9.4 million decrease during the first six months of 2015 mainly related to charge-offs and collections, primarily in auto loans and boat financings.  The inflows of non-performing consumer loans of $27.1 million decreased by $7.1 million compared to inflows of $34.2 million for the same period in 2014.

As of June 30, 2015, approximately $161.4 million of the loans placed in non-accrual status, mainly commercial loans, were current, or had delinquencies of less than 90 days in their interest payments, including $96.7 million of TDRs maintained in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability. Collections on these loans are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

During the six-month period ended June 30, 2015, interest income of approximately $2.0 million related to non-performing loans with a carrying value of $259.1 million as of June 30, 2015, mainly non-performing construction and commercial loans, was applied against the related principal balances under the cost-recovery method, including the credit facility with PREPA.

     The allowance to non-performing loans held for investment ratio as of June 30, 2015 was 47.79%, compared to 42.45% as of December 31, 2014. As of June 30, 2015, approximately $139.1 million, or 30%, of total non-performing loans held for investment have been charged-off to their net realizable value and no specific reserve was allocated, as shown in the following table:

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	C&I Loans	Construction Loans	Consumer and Finance Leases	Total
As of June 30, 2015
Non-performing loans held for investment
charged-off to realizable value	$59,347	$47,867	$29,466	$1,028	$1,411	$139,119
Other non-performing loans held
for investment	115,688	47,221	114,469	15,090	31,986	324,454
Total non-performing loans held
for investment	$175,035	$95,088	$143,935	$16,118	$33,397	$463,573

Allowance to non-performing loans held for
investment	19.30%	50.10%	45.40%	73.61%	188.27%	47.79%
Allowance to non-performing loans held for
investment, excluding non-performing loans
charged-off to realizable value	29.20%	100.89%	57.09%	78.63%	196.58%	68.27%

As of December 31, 2014
Non-performing loans held for investment
charged-off to realizable value	$74,177	$85,824	$40,697	$6,182	$1,672	$208,552
Other non-performing loans held
for investment	106,530	62,649	81,850	23,172	41,143	315,344
Total non-performing loans held
for investment	$180,707	$148,473	$122,547	$29,354	$42,815	$523,896

Allowance to non-performing loans held for
investment	15.11%	34.28%	52.00%	43.68%	158.02%	42.45%
Allowance to non-performing loans held for
investment, excluding non-performing loans
charged-off to realizable value	25.63%	81.24%	77.85%	55.33%	164.44%	70.52%

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans in the U.S. mainland fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of June 30, 2015, the Corporation’s total TDR loans held for investment of $634.8 million consisted of $375.3 million of residential mortgage loans, $157.0 million of commercial and industrial loans, $60.0 million of commercial mortgage loans, $6.4 million of construction loans, and $36.0 million of consumer loans.

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

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in, or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification. As of June 30, 2015, the Corporation classified an additional $9.9 million of residential mortgage loans as TDRs that were participating in or had been offered a trial modification.

For the commercial real estate, commercial and industrial, and construction portfolios, at the time of a restructuring, the Corporation determines, on a loan-by-loan basis, whether a concession was granted for economic or legal reasons related to the borrower’s financial difficulty. Concessions granted for commercial loans could include: reductions in interest rates to rates that are considered below market; extension of repayment schedules and maturity dates beyond original contractual terms; waivers of borrower covenants; forgiveness of principal or interest; or other contract changes that would be considered a concession. The Corporation mitigates loan defaults for its commercial loan portfolios through its collection function. The function’s objective is to minimize both early stage delinquencies and losses upon default of commercial loans. In the case of the commercial and industrial,  commercial mortgage and construction loan portfolios, the SAG focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of OREO.  In addition to the management of the resolution process for problem loans, the SAG oversees collection efforts for all loans to prevent migration to the non-performing and/or adversely classified status.  The SAG utilizes relationship officers, collection specialists, and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary.  The SAG utilizes its collections infrastructure of workout collection officers, credit work-out specialists, in-house legal counsel, and third-party consultants. In the case of residential construction projects and large commercial loans, the SAG function also utilizes third-party specialized consultants to monitor the residential and commercial construction projects in terms of construction, marketing and sales, and assists with the restructuring of large commercial loans.

 In addition, the Corporation extends, renews, and restructures loans with satisfactory credit profiles. Many commercial loan facilities are structured as lines of credit, which are mainly one year in term and, therefore, are required to be renewed annually. Other facilities may be restructured or extended from time to time based upon changes in the borrower’s business needs, use of funds, the timing of completion of projects, and other factors. If the borrower is not deemed to have financial difficulties, extensions, renewals, and restructurings are done in the normal course of business and not considered concessions, and the loans continue to be recorded as performing.

TDRs are classified as either accrual or nonaccrual loans. A loan on nonaccrual status and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring are included in assessing whether the borrower can meet the new terms and may result in the loans being returned to accrual at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Loan modifications increase the Corporation’s interest income by returning a non-performing loan to performing status, if applicable, increase cash flows by providing for payments to be made by the borrower, and avoid increases in foreclosure and OREO costs. The Corporation continues to consider a modified loan as an impaired loan for purposes of estimating the allowance for loan and lease losses.

The following table provides a breakdown between accrual and nonaccrual status of TDRs:

(In thousands)	June 30, 2015

	Accrual	Nonaccrual (1)(2)	Total TDRs

Non-FHA/VA Residential Mortgage loans	$288,759	$86,562	$375,321
Commercial Mortgage Loans	29,900	30,065	59,965
Commercial and Industrial Loans	51,426	105,622	157,048
Construction Loans	3,767	2,635	6,402
Consumer Loans - Auto	12,254	6,551	18,805
Finance Leases	2,153	228	2,381
Consumer Loans - Other	12,575	2,264	14,839
Total Troubled Debt Restructurings	$400,834	$233,927	$634,761

(1)

Included in non-accrual loans are $96.7 million in loans that are performing under the terms of the restructuring agreement but are reported  in non-accrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability.

(2)	Excludes non-accrual TDRs held for sale with a carrying value of $39.1 million as of June 30, 2015.

The OREO portfolio, which is part of non-performing assets, decreased by $1.9 million. The following table shows the activity during the six-month period ended June 30, 2015 of the OREO portfolio by geographic region and type of property:

(In thousands)	As of June 30, 2015
	Puerto Rico			Virgin Islands			Florida			Consolidated
	Residential	Commercial	Construction	Residential	Commercial	Construction	Residential	Commercial	Construction
Beginning Balance	$25,667	$74,532	$10,841	$648	$114	$6,206	$3,264	$1,008	$1,723	$124,003
Additions	13,983	10,168	1,238	1,093	-	157	986	-	-	27,625
Sales	(7,230)	(7,969)	(559)	(318)	-	(1,748)	(1,398)	-	-	(19,222)
Fair value adjustments	(3,410)	(5,265)	(1,445)	-	-	-	(57)	(60)	(40)	(10,277)
Ending balance	$29,010	$71,466	$10,075	$1,423	$114	$4,615	$2,795	$948	$1,683	$122,129

Net Charge-offs and Total Credit Losses

Total net charge-offs for the first six months of 2015 were $108.1 million, or 2.30% of average loans on an annualized basis, compared to $103.3 million, or an annualized 2.15%, for the same period in 2014.  The bulk sale of assets in 2015 and fair value adjustments related to mortgage loans acquired in 2014 from Doral in full satisfaction of secured borrowings owed by such entity to FirstBank added $61.4 million and $6.9 million in net charge-offs for the first six months of 2015 and 2014, respectively.  Excluding the impact of net charge-offs related to the bulk sale in 2015 and net charge-offs related to the acquisition of mortgage loans from Doral in the second quarter of 2014, total net charge-offs in the first half of 2015 were $46.7 million, or 1.01% of average loans on an annualized basis, compared to $96.4 million, or an annualized 2.01%, for the same period in 2014, reflecting decreases in all major loan categories.

C&I loans net charge-offs in the first six months of 2015 totaled $24.3 million, or an annualized 2.00% of related average loans, compared to $40.8 million, or an annualized 2.80%, for the first six months of 2014.  C&I loans net charge-offs in the first six months of 2015 include $20.6 million associated with the bulk sale of assets and net charge-offs in the first half of 2014 include $6.9 million associated with the acquisition of mortgage loans from Doral.  Excluding the impact of net charge-offs related to the bulk sale in 2015 and the acquisition of mortgage loans from Doral in 2014, C&I net charge-offs for the first six months of 2015 were $3.7 million, or $30.2 million lower than net charge-offs of $33.9 million for the same period in 2014.  Substantially all of the charge-offs recorded in the first six months of 2015 were in Puerto Rico, including a charge-off of $1.3 million on a $3.5 million separate sale of non-performing loans.

Commercial mortgage loans net charge-offs in the first six months of 2015 were $45.4 million, or an annualized 5.55% of related average loans, compared to $14.9 million, or an annualized 1.63%, for the first six months of 2014.  Commercial mortgage loans net charge-offs in the first six months of 2015 included $37.6 million associated with the bulk sale of assets.  Excluding the impact of net charge-offs related to the bulk sale, commercial mortgage loans net charge-offs for the first six months of 2015 were $7.8 million, or $7.1 million lower than net charge-offs for the same period in 2014.

Construction loans net charge-offs in the first six months of 2015 were $2.5 million, or an annualized 2.90% of related average loans, compared to $3.0 million, or an annualized 2.85%, for the first six months of 2014.  Construction loans net charge-offs in the first six months of 2015 included $3.3 million of net charge-offs related to the bulk sale of assets.  Excluding the impact of net charge-offs related to the bulk sale, net recoveries on construction loans for the first six months of 2015 were $0.8 million, primarily reflecting loan loss recoveries of $1.3 million in the Florida region.

Residential mortgage loans net charge-offs in the first half of 2015 were $8.4 million, or an annualized 0.52% of related average loans, compared to $11.0 million, or an annualized 0.85%, for the first half of 2014.   Approximately $6.2 million in charge-offs for the first half of 2015 resulted from valuations for impairment purposes of residential mortgage loans considered homogeneous given high delinquency and loan-to-value levels, compared to $9.0 million in the first six months of 2014.  Net charge-offs on residential mortgage loans also included $2.1 million related to foreclosures, compared to $1.6 million in the first six months of 2014.

Net charge-offs on consumer loans and finance leases in the first half of 2015 were $27.6 million, or an annualized 2.85% of related average loans, compared to $33.6 million, or an annualized 3.25% of average loans, in the first half of 2014.  The decrease is mainly attributable to the auto loan portfolio and to loan loss recoveries of $2.7 million on the sale of certain loans that had been fully charged-off in prior periods.

The following table presents annualized net charge-offs (recoveries) to average loans held-in-portfolio:

	Quarter Ended		Six-Month Period Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Residential mortgage loans	0.39%	0.71%	0.52%	0.85%
Commercial mortgage (1)	10.37%	2.00%	5.55%	1.63%
Commercial and industrial (2) (3)	3.41%	2.69%	2.00%	2.80%
Construction loans (4)	4.90%	5.25%	2.90%	2.85%
Consumer loans (5)	2.38%	3.27%	2.85%	3.25%
Total loans (6) (7)	3.35%	2.19%	2.30%	2.15%
_______________
(1)

For the quarter and six-month period ended June 30, 2015, includes net charge-offs totaling $37.6 million associated with the bulk sale of assets. The ratio of commercial mortgage net charge-offs to average loans, excluding net charge-offs associated with the bulk sale of assets, was 1.06% and 1.00%, respectively.

(2)

For the quarter and six-month period ended June 30, 2015, includes net charge-offs totaling $20.6 million associated with the bulk sale of assets. The ratio of commercial and industrial net charge-offs to average loans, excluding net charge-offs associated with the bulk sale of assets, was (0.03)% and 0.31%, respectively.

(3)

For the quarter and six-month period ended June 30, 2014, includes net charge-offs totaling $6.9 million associated with the acquisition of mortgage loans from Doral. The ratio of commercial and industrial net charge-offs to average loans, excluding charge-offs associated with the acquisition of mortgage loans from Doral, was 1.81% and 2.49%, respectively.

(4)

For the quarter and six-month period ended June 30, 2015, includes net charge-offs totaling $3.3 million associated with the bulk sale of assets. The ratio of construction net charge-offs to average loans, excluding net charge-offs associated with the bulk sale of assets, was (2.94)% and (0.98)%, respectively.

(5)	Includes lease financing.
(6)

For the quarter and six-month period ended June 30, 2015, includes net charge-offs totaling $61.4 million associated with the bulk sale of assets. The ratio of total net charge-offs to average loans, excluding charge-offs associated with the bulk sale of assets, was 0.75% and 1.01%, respectively.

(7)

For the quarter and six-month period ended June 30, 2014, includes net charge-offs totaling $6.9 million associated with the acquisition of mortgage loans from Doral. The ratio of total net charge-offs to average loans, excluding charge-offs associated with the acquisition of mortgage loans from Doral, was 1.90% and 2.01%, respectively.

The following table presents annualized net charge-offs (recoveries) to average loans held-in-portfolio by geographic segment:

	Quarter Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
PUERTO RICO:
Residential mortgage	0.50%	0.95%	0.66%	1.11%
Commercial mortgage (1)	13.30%	3.55%	6.92%	2.56%
Commercial and Industrial (2) (3)	4.08%	3.07%	2.37%	3.17%
Construction (4)	17.93%	9.56%	9.81%	4.84%
Consumer and finance leases (5)	2.48%	3.42%	2.96%	3.37%
Total loans (6)	4.14%	2.80%	2.78%	2.64%
VIRGIN ISLANDS:
Residential mortgage	0.10%	0.00%	0.07%	0.11%
Commercial mortgage	0.00%	0.00%	0.00%	0.20%
Commercial and Industrial	0.40%	0.10%	0.51%	0.11%
Construction (7)	-0.17%	0.54%	0.24%	2.16%
Consumer and finance leases (7)	-0.10%	0.27%	0.02%	0.40%
Total loans	0.10%	0.10%	0.16%	0.36%
FLORIDA:
Residential mortgage (8)	-0.09%	-0.02%	-0.01%	0.05%
Commercial mortgage (9)	-0.86%	-4.34%	0.50%	-2.28%
Commercial and Industrial	0.00%	0.00%	0.00%	0.00%
Construction (10)	-16.59%	-0.35%	-9.88%	-3.80%
Consumer and finance leases (11)	0.68%	-1.32%	0.96%	0.14%
Total loans (12)	-0.71%	-1.63%	-0.09%	-0.89%

__________
(1)

For the quarter and six-month period ended June 30, 2015, includes net charge-offs totaling $37.6 million associated with the bulk sale of assets. The ratio of commercial mortgage net charge-offs to average loans in Puerto Rico, excluding net charge-offs associated with the bulk sale of assets, was 1.5% and 1.10%, respectively.

(2)

For the quarter and six-month period ended June 30, 2015, includes net charge-offs totaling $20.6 million associated with the bulk sale of assets. The ratio of commercial and industrial net charge-offs to average loans in Puerto Rico, excluding net charge-offs associated with the bulk sale of assets, was (0.06)% and 0.34%, respectively.

(3)

For the quarter and six-month period ended June 30, 2014, includes net charge-offs totaling $6.9 million associated with the acquisition of mortgage loans from Doral. The ratio of commercial and industrial net charge-offs to average loans in Puerto Rico, excluding charge-offs associated with the acquisition of mortgage loans from Doral, was 0.99% and 2.85%, respectively.

(4)

For the quarter and six-month period ended June 30, 2015, includes net charge-offs totaling $3.3 million associated with the bulk sale of assets. The ratio of construction net charge-offs to average loans in Puerto Rico, excluding net charge-offs associated with the bulk sale of assets, was (0.05)% and 1.11%, respectively.

(5)	Includes lease financing.
(6)

For the quarter and six-month period ended June 30, 2015, includes net charge-offs totaling $61.4 million associated with the bulk sale of assets. The ratio of total net charge-offs to average loans in Puerto Rico, excluding net charge-offs associated with the bulk sale of assets, was 0.98% and 1.20%, respectively.

(7)	For the second quarter of 2015, recoveries in construction and consumer loans in the Virgin Islands exceed charge-offs.
(8)	For the second quarter of 2015 and 2014 and for the six-month period ended June 30, 2015, recoveries in residential mortgage loans in Florida exceeded charge-offs.
(9)	For the second quarter of 2015 and 2014 and for the six-month period ended June 30, 2014, recoveries in commercial mortgage loans in Florida exceeded charge-offs.
(10)	For the second quarter and six-month periods ended June 30, 2015 and 2014, recoveries in construction loans in Florida exceeded charge-offs.
(11)	For the second quarter of 2014, recoveries in consumer loans in Florida exceeded charge-offs.
(12)	For the second quarter and six-month period ended June 30, 2015 and 2014, recoveries in total loans in Florida exceeded charge-offs.

    The above ratios are based on annualized charge-offs and are not necessarily indicative of the results expected for the entire year or in subsequent periods.

   Total credit losses (equal to net charge-offs plus losses on OREO operations) for the first half  of 2015 amounted to $115.6 million, or 2.43% on an annualized basis to average loans and repossessed assets in contrast to credit losses of $116.0 million, or 2.37% on an annual basis to average loans, for the same period in 2014.

The following table presents a detail of the OREO inventory and credit losses for the periods indicated:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
OREO
OREO balances, carrying value:
Residential	$33,228	$33,005	$33,228	$33,005
Commercial	72,528	63,794	72,528	63,794
Construction	16,373	25,043	16,373	25,043
Total	$122,129	$121,842	$122,129	$121,842
OREO activity (number of properties):
Beginning property inventory	473	500	458	496
Properties acquired	77	28	144	97
Properties disposed	(78)	(60)	(130)	(125)
Ending property inventory	472	468	472	468
Average holding period (in days)
Residential	437	540	437	540
Commercial	456	448	456	448
Construction	1,090	744	1,090	744
	539	534	539	534
OREO operations (loss) gain:
Market adjustments and (losses) gain on sale:
Residential	$(809)	$(1,308)	$(1,872)	$(3,181)
Commercial	(3,127)	(3,547)	(3,164)	(5,804)
Construction	(304)	(87)	(710)	(537)
	(4,240)	(4,942)	(5,746)	(9,522)
Other OREO operations expenses	(634)	(1,836)	(1,756)	(3,093)
Net Loss on OREO operations	$(4,874)	$(6,778)	$(7,502)	$(12,615)
CHARGE-OFFS
Residential charge-offs, net	(3,257)	(4,687)	(8,351)	(11,040)
Commercial charge-offs, net	(62,082)	(28,162)	(69,707)	(55,733)
Construction charge-offs, net	(2,083)	(2,606)	(2,481)	(2,959)
Consumer and finance leases charge-offs, net	(11,390)	(16,890)	(27,574)	(33,608)
Total charge-offs, net	(78,812)	(52,345)	(108,113)	(103,340)
TOTAL CREDIT LOSSES (1)	$(83,686)	$(59,123)	$(115,615)	$(115,955)
LOSS RATIO PER CATEGORY (2)
Residential	0.48%	0.90%	0.63%	1.08%
Commercial	6.44%	2.68%	3.54%	2.55%
Construction	5.11%	4.72%	3.37%	3.05%
Consumer	2.36%	3.24%	2.83%	3.22%
TOTAL CREDIT LOSS RATIO (3)	3.52%	2.44%	2.43%	2.37%

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

Concentration Risk

The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. However, the Corporation has diversified its geographical risk as evidenced by its operations in the Virgin Islands and in Florida. Of the total gross loans held for investment of $9.2 billion as of June 30, 2015, approximately 82% have credit risk concentration in Puerto Rico, 11% in the United States and 7% in the Virgin Islands.

Exposure to Puerto Rico Government

As of June 30, 2015, the Corporation had $340.0 million of credit facilities, excluding investment securities, granted to the Puerto Rico Government, its municipalities and public corporations, of which $326.7 million was outstanding (book value of $325.8 million). Approximately $204.3 million of the granted credit facilities outstanding consisted of loans to municipalities in Puerto Rico for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment.  Approximately $23.3 million consisted of loans to units of the central government, and approximately $99.0 million ($98.1 million book value) consisted of loans to public corporations, including the direct exposure to PREPA with a book value of $74.1 million as of June 30, 2015.

Furthermore, as of June 30, 2015, the Corporation had $131.0 million outstanding in financings to the hotel industry in Puerto Rico where the borrower and underlying collateral are the primary sources of repayment and the TDF provides a secondary guarantee for payment performance.  The TDF is a subsidiary of the GDB that works with private-sector financial institutions to structure financings for new hospitality projects.  The Corporation has been receiving payments from the TDF to cover scheduled payments on these financings since late 2012, including collections of interest and principal of approximately $4.6 million in 2015 and $8.6 million in 2014.

In addition, the Corporation had $124 million in indirect exposure to residential mortgage loans that are guaranteed by the Puerto Rico Housing Authority.  Mortgage loans guaranteed by the Puerto Rico Housing Authority are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default.

As of June 30, 2015, the Corporation also had $52.7 million of obligations of the Puerto Rico government as part of its available-for-sale investment securities portfolio, net of the $12.9 million other-than-temporary credit impairment recorded in the second quarter of 2015, carried on its books at a fair value of $34.6 million as of June 30, 2015.

Furthermore, as of June 30, 2015, the Corporation had $326.9 million of public sector deposits in Puerto Rico. Approximately 54% came from municipalities in Puerto Rico and 46% came from public corporations and the central government and agencies.

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

Basis of Presentation

The Corporation has included in this Form 10-Q the following financial measures that are not recognized under GAAP, which are referred to as non-GAAP financial measures: (i) the calculation of net interest income, interest rate spread and net interest margin rate on a tax-equivalent basis and excluding changes in the fair value of derivative instruments; (ii) the calculation of the tangible common equity ratio and the tangible book value per common share; and (iv) certain other financial measures adjusted to exclude the effect of the bulk sale of assets in 2015, the acquisition of mortgage loans from Doral in 2014, the acquisition of assets acquired and deposits assumed from Doral in 2015, the conversion costs, and OTTI on Puerto Rico Government Securities. Investors should be aware that non-GAAP financial measures have inherent limitations and should be read only in conjunction with the Corporation’s consolidated financial data prepared in accordance with GAAP.

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

The tangible common equity ratio and tangible book value per common share are non-GAAP measures generally used by the financial community to evaluate capital adequacy. Tangible common equity is total equity less preferred equity, goodwill, core deposit intangibles, and other intangibles, such as the purchased credit card relationship intangible. Tangible assets are total assets less goodwill, core deposit intangibles, and other intangibles, such as the purchased credit card relationship intangible. Management and many stock analysts use the tangible common equity ratio and tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase method of accounting for mergers and acquisitions. Neither tangible common equity nor tangible assets, or the related measures, should be considered in isolation or as a substitute for stockholders’ equity, total assets, or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Corporation calculates its tangible common equity, tangible assets, and any other related measures may differ from that of other companies reporting measures with similar names. Refer to “Risk Management-Capital” above for a reconciliation of the Corporation’s tangible common equity and tangible assets.

To supplement the Corporation’s financial statements presented in accordance with GAAP, the Corporation provides additional measures of provision for loan and lease losses, provision for loan and lease losses to net charge-offs, net charge-offs, net charge-offs to average loans, adjusted non-interest income, adjusted non-interest expenses, and adjusted pre-tax income, to exclude the effect of the bulk sale of assets, the OTTI charge on Puerto Rico Government debt securities, and certain non-recurring expenses related to the acquisition of loans and assumption of deposits from Doral.

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

Refer to Overview of Results of Operations discussion above for the reconciliation of these non-GAAP financial measures to the GAAP financial measures, except for the reconciliation with respect to the non-GAAP financial measure “provision for loan and lease losses to net charge-offs ratio, excluding the impact of the bulk sale of assets in 2015 and the mortgage loans acquired from Doral in 2014” with the provision for loan losses to net charge-offs ratio calculated and presented in accordance with GAAP, which is set forth below:

	Provision for loan and lease losses to Net Charge-Offs
	(Non-GAAP to GAAP reconciliation)
	Quarter Ended		Six-Month Period Ended
	June 30, 2015		June 30, 2015
	Provision for Loan and Lease Losses	Net Charge-Offs	Provision for Loan and Lease Losses	Net Charge-Offs

Provision for loan and lease losses and net charge-offs,
excluding special items (Non-GAAP)	$27,319	$17,377	$60,289	$46,678
Special Items:
Bulk sale of assets	46,947	61,435	46,947	61,435
Provision for loan and lease losses and net charge-offs
(GAAP)	$74,266	$78,812	$107,236	$108,113

Provision for loan and lease losses to net charge-offs,
excluding special items (Non-GAAP)	157.21%		129.16%
Provision for loan and lease losses to net charge-offs
(GAAP)	94.23%		99.19%

	Provision for loan and lease losses to Net Charge-Offs
	(Non-GAAP to GAAP reconciliation)
	Quarter Ended		Six-Month Period Ended
	June 30, 2014		June 30, 2014
	Provision for Loan and Lease Losses	Net Charge-Offs	Provision for Loan and Lease Losses	Net Charge-Offs

Provision for loan and lease losses and net charge-offs,
excluding special items (Non-GAAP)	$25,316	$45,437	$57,231	$96,432
Special Items:
Loss on acquisition of mortgage loans from Doral in full
satisfaction of secured borrowings owned by Doral to
FirstBank	1,428	6,908	1,428	6,908
Provision for loan and lease losses and net charge-offs
(GAAP)	$26,744	$52,345	$58,659	$103,340

Provision for loan and lease losses to net charge-offs,
excluding special items (Non-GAAP)	55.72%		59.35%
Provision for loan and lease losses to net charge-offs
(GAAP)	51.09%		56.76%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk to which the Corporation is exposed, see the information contained in “Part I – Item 2 -“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Control and Procedures

First BanCorp.’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of First BanCorp.’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015. Based on this evaluation, as of the end of the period covered by this Form10-Q, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.  RISK FACTORS

The Corporation’s business, operating results and/or the market price of our common and preferred stock may be significantly affected by a number of factors.  For a detailed discussion of certain risk factors that could affect the Corporation’s future operations, financial condition or results for future periods see the risk factors below and in Item 1A, “Risk Factors,” in the Corporation’s 2014 Annual Report on Form 10-K.  These factors could also cause actual results to differ materially from historical results or the results contemplated by the forward-looking statements contained in this report.  Also refer to the discussion in “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of  risk factors in the Corporation’s 2014 Form 10-K.

  Additional risks and uncertainties not currently known to the Corporation or currently deemed by the Corporation to be immaterial also may materially adversely affect the Corporation’s business, financial condition or results of operations.

The Corporation’s financial results may be adversely affected by Puerto Rico’s current economic condition.

A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico, which has been in an economic recession essentially since 2006.  Based on the first six months of calendar year 2015, the main economic indicators suggest that the Puerto Rico economy remains weak.  For fiscal year 2015, the Puerto Rico Planning Board projects a continued economic contraction in the Commonwealth’s real gross national product (“GNP”) of 0.7%.  The seasonally adjusted labor force measure continued its declining trend in June 2015, reflecting a reduction of 0.6% compared to June 2014. This continued reduction has partially resulted in a reduced seasonally adjusted unemployment rate in Puerto Rico, which decreased to 12.6% in June 2015, compared to 13.5% in June 2014. The seasonally adjusted payroll non-farm employment slightly increased 0.3% in June 2015, compared to June 2014.

Based on information published by the Puerto Rico Government, preliminary General Fund net revenues for fiscal year ended June 30, 2015 were $8.961 billion, a decrease of $76.0 million when compared to the prior fiscal year and $604.1 million less than the original estimate for the year.  The Government’s most recent projection is that it will close fiscal year 2015 with a budget deficit in the range of $531 million to $566 million, an amount that, when adjusted for actual tax refunds paid in this fiscal year in excess of the reserve included in the budget for fiscal year 2015, increases the deficit to a range of $705 million to $740 million.

 On June 28, 2015, the Governor of Puerto Rico and the GDB released a report by former World Bank Chief Economist and former Deputy Director of the International Monetary Fund, Dr. Anne Krueger, and economists Dr. Ranjit Teja and Dr. Andrew Wolfe (the “Krueger Report”) that analyzes the full extent of the Commonwealth’s fiscal condition including revenues, expenditures, deficits, and current and future obligations. It also makes recommendations for a five-year fiscal adjustment plan.   The Krueger Report states that Puerto Rico faces an acute crisis in the face of faltering economic activity, fiscal solvency and debt sustainability, and institutional credibility.

On June 29, 2015, the Governor of Puerto Rico announced that the Government will seek alternatives to ensure that the aggregate debt burden of the Commonwealth is adjusted so it can be repaid on sustainable terms, while ensuring pension obligations are honored over the long term and essential services for the people of Puerto Rico are maintained, and issued an Executive Order to create the Puerto Rico Fiscal and Economic Recovery Working Group (the “Working Group”). The Working Group was created to consider necessary measures, including the measures recommended in the Krueger Report, to address the fiscal crisis of the Commonwealth and will be responsible for developing and recommending to the Governor of Puerto Rico the Puerto Rico Fiscal and Economic Adjustment Plan (the “Plan”). The Plan will contain the administrative and legislative measures necessary to address the short, medium and long-term fiscal and economic challenges facing Puerto Rico, including measures to: (i) address the financing gaps and the debt load on the public sector, (ii) achieve the execution of its budgets, (iii) achieve greater transparency with respect to statistics and the government’s financial information, and (iv) carry out the structural reforms necessary to promote the economic growth and competitiveness of the Commonwealth.

After the announcement, the top three credit rating agencies, Moody’s, S&P and Fitch downgraded the Puerto Rico issued bonds deeper into non-investment grade status.

On July 31, 2015, GDB confirmed it make the debt service payment of $169.6 million on outstanding GDB notes due on August 1, 2015.  Nonetheless, another payment, due the same day, of $57.9 million related to a debt obligation of the Public Finance Corporation was not made.  Government officials disclosed that due to the lack of appropriated funds by the Legislature of Puerto Rico as part of the current fiscal year 2016 budget, the debt service payment on these bonds was not made. These bonds are payable solely from budgetary appropriations pursuant to legislation adopted by the Legislature of Puerto Rico. The Legislature of Puerto Rico is not legally bound to appropriate funds for such payments.

The Commonwealth has adopted measures intended to raise additional revenue, including the increase of the sales and use tax (“SUT”).  On May 29, 2015, the Commonwealth enacted Act No. 72 (“Act 72-2015”), which increased the SUT rate and provided for a transition to a value added tax (“VAT”) to substitute the central government’s portion of the SUT, subject to certain conditions. Commencing on July 1, 2015, transactions that were subject to a 7% SUT are now subject to a 11.5% SUT. The SUT will be in effect until March 31, 2016, unless the Secretary of Treasury extends the effectiveness of the SUT for an additional sixty (60)-day period.  In addition, commencing on October 1, 2015 and until March 31, 2016 the following provisions will be in effect:

•         Business to business transactions that are currently taxable will be subject to an 11.5% SUT.

•         Business to business services and designated professional services (e.g. accountants, lawyers, engineers) that were previously exempt from SUT will be subject to a Commonwealth SUT of 4% but no municipal SUT will apply to these services.

•         The following services will be exempt from SUT: (i) services offered by the Commonwealth government and instrumentalities; (ii) education; (ii) interest and other financing charges; (iii) insurance; (iv) health and hospital services; and (v) services offered by persons with an annual volume of business not exceeding $50,000.

After March 31, 2016 (or the extended sunset date provided for the SUT at the discretion of the Secretary of Treasury), all transactions subject to the SUT will be subject to a new VAT of 10.5% plus a 1% municipal SUT. The new VAT will also apply on the introduction into Puerto Rico of taxable articles and on taxable transactions, which are: (i) the sale in Puerto Rico of goods and services by a merchant, the rendering of a service by a non-resident to a person in Puerto Rico, and combined transactions. Certain articles and transactions will not be subject to the VAT. It is uncertain how these measures will impact the consumer and commercial sector.

Some other  measures currently under consideration, include: (i) requiring certain Commonwealth instrumentalities to purchase at least $400 million aggregate principal amount of TRANs for fiscal year 2016; (iii) suspending during fiscal year 2016 Commonwealth set-asides required by Act No. 39 of May 13, 1976, as amended, for the payment of its general obligation debt; and (iv) delay in the payment of third-party payables or amounts due to public corporations;. The Commonwealth is also exploring the possibility of a TRANs financing with private institutions for an amount lower than the $900 million transaction effected in fiscal year 2015 but it is too early to ascertain whether such transaction will take place and the principal amount of any such financing. Finally, the Commonwealth estimates that the approval of the amendments to Act 72-2015 to deposit directly into the General Fund the additional 4.5% sales and use tax recently enacted should generate additional estimated revenues of $90 million per month.

The Government is also evaluating several options to address their liquidity challenges honor its financial obligations, including options that may require legislative action. If no significant measures are implemented to increase the Government’s cash flow, the government could have difficulties to meet all of its debt service obligations in a timely manner.

As of June 30, 2015, the Corporation had $340.0 million of credit facilities, excluding investment securities, granted to the Puerto Rico Government, its municipalities and public corporations, of which $326.7 million was outstanding (book value of $325.8 million). Approximately $204.3 million of the granted credit facilities outstanding consisted of loans to municipalities in Puerto Rico for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment.  Approximately $23.3 million consisted of loans to units of the central government, and approximately $99.0 million ($98.1 million book value) consisted of loans to public corporations, including the direct exposure to PREPA with a book value of $74.1 million as of June 30, 2015.

Furthermore, as of June 30, 2015, the Corporation had $131.0 million outstanding in financings to the hotel industry in Puerto Rico where the borrower and underlying collateral are the primary sources of repayment and the TDF provides a secondary guarantee for payment performance.  The Corporation has been receiving payments from the TDF to cover scheduled payments on these financings since late 2012, including collections of interest and principal of approximately $4.6 million in 2015 and $8.6 million in 2014. Any inability of the TDF to honor its payment guaranty may result in an increase in the Corporation’s level of non-performing assets.

In addition, the Corporation had $124 million in indirect exposure to residential mortgage loans that are guaranteed by the Puerto Rico Housing Authority.  Mortgage loans guaranteed by the Puerto Rico Housing Authority are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default.

On August 14, 2014, PREPA, which has been experiencing significant financial difficulties, entered into forbearance agreements with certain of its bondholders and bank creditors. Among other things, the banks agreed to extend the maturity of their loans until March 31, 2015, and all bondholders and lenders party to the agreements agreed to forbear from exercising their rights against PREPA resulting from certain specified defaults until March 31, 2015. The forbearance agreements have now been extended on six occasions, currently until September 15, 2015.

Pursuant to the extension agreed to on April 30, 2015, PREPA delivered a recovery plan proposal to the forbearing creditors’ advisors on June 1, 2015. Discussions between PREPA and its creditors are ongoing. To date, no agreement has been reached with the forbearing creditors concerning the terms of a recovery plan, and there can be no assurance that PREPA and the forbearing creditors will reach agreement on a recovery. As a result of the forbearance, the credit was classified as a TDR loan during the third quarter of 2014, and subsequently classified to non-accrual status.

In addition, as of June 30, 2015, the Corporation had $52.7 million of obligations of the Puerto Rico government as part of its available-for-sale investment securities portfolio, net of the $12.9 million other-than-temporary credit impairment recorded in the second quarter of 2015, carried on its books at a fair value of $34.6 million as of June 30, 2015.  The OTTI charge of $12.9 million was recorded on three of the Puerto Rico Government bonds held by the Corporation as part of its available-for-sale securities portfolio.  Based on the fiscal and economic situation in Puerto Rico, together with the government’s recent announcements regarding its ability to pay its debt, the Corporation determined that part of the unrealized loss was other than temporary.

   As of June 30, 2015, the Corporation had $326.9 million of public sector deposits in Puerto Rico. Approximately 54% came from municipalities in Puerto Rico and 46% came from public corporations and the central government and agencies.

The decline in Puerto Rico’s economy since 2006 has resulted in, among other things, in a decline in our loan originations, an increase in the level of our non-performing assets, higher loan loss provisions and charge-offs, and an increase in the rate of foreclosure loss on mortgage loans, all of which adversely affected our profitability.  Any further potential deterioration of economic activity could result in further adverse effects on our profitability.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a)     Not applicable.

b)     Not applicable.

c)      Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to the Corporation’s purchases of shares of its common stock in the three-month period ended June 30, 2015.

				Maximum
			Total Number of	Number of Shares
			Shares Purchased	That May Yet be
		Average	as Part of Publicly	Purchased Under
	Total number of	Price	Announced Plans	These Plans or
Period	shares purchased (1)	Paid	Or Programs	Programs

April, 2015	48,078	$6.45	-	-
May, 2015	9,608	6.27	-	-
June, 2015	9,464	6.37	-	-
Total	67,150	$6.41	-	-

(1)

Reflects shares of common stock withheld from the common stock paid to certain senior officers as additional compensation, which the Corporation calls salary stock, and upon vesting of restricted stock to cover minimum tax withholding obligations. The Corporation intends to continue to satisfy statutory tax withholding obligations in connection with shares paid as salary stock to certain senior officers and the vesting of outstanding restricted stock through the withholding of shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934

Section 13(r) of the Exchange Act requires each issuer registered with the SEC to disclose in its annual or quarterly reports whether it or any of its “affiliates” has knowingly engaged in certain specified activities, including transactions or dealings with the Government of Iran.  Because the term “affiliate” is broadly interpreted pursuant to Exchange Act Rule 12b-2, affiliates of certain of our shareholders may be deemed to be affiliates of ours.  One of our principal shareholders, Oaktree Capital Management, L.P., has advised us that its parent, Oaktree Capital Group, LLC, has included information in its Quarterly Report on Form 10-Q for the period ended June 30, 2015 pursuant to Section 13(r) of the Exchange Act.  We have reproduced on Exhibit 99.1 of this report, and incorporate by reference herein, the disclosures included by Oaktree Capital Group, LLC regarding its activities in Iran.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp.
Registrant

Date: August 10, 2015	By:	/s/ Aurelio Alemán
Aurelio Alemán
President and Chief Executive Officer

Date: August 10, 2015	By:	/s/ Orlando Berges
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
31.1 – CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 – CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 – CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 – CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1 – Disclosure Pursuant to Section 13 (r) of the Securities Exchange Act of 1394, as amended.
101.1 – Interactive Data File with respect to the following materials from the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Consolidated Statements of Financial Condition, (ii) the Unaudited Consolidated Statements of Income (Loss), (iii) the Unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Consolidated Statements of Cash Flows, (v) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to Unaudited Consolidated Financial Statements.